Form 10-K
period 2010-12-31
CULLEN FROST BANKERS INC
filed 2011-02-03
CIK 39263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:	December 31, 2010

Or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number:	001-13221

CULLEN/FROST BANKERS, INC.

(Exact name of registrant as specified in its charter)

Texas	74-1751768
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 W. Houston Street, San Antonio, Texas	78205
(Address of principal executive offices)	(Zip code)

(210) 220-4011

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 Par Value,	The New York Stock Exchange, Inc.
(Title of each class)	(Name of each exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes [    ]  No [ X ]

As of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by non-affiliates, based upon the closing price per share of the registrant’s common stock as reported on The New York Stock Exchange, Inc., was approximately $3.0 billion.

As of January 24, 2011, there were 61,189,260 shares of the registrant’s common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2011 Annual Meeting of Shareholders of Cullen/Frost Bankers, Inc. to be held on April 28, 2011 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

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

The Corporation

Cullen/Frost Bankers, Inc. (“Cullen/Frost”), a Texas business corporation incorporated in 1977, is a financial holding company and a bank holding company headquartered in San Antonio, Texas that provides, through its subsidiaries (collectively referred to as the “Corporation”), a broad array of products and services throughout numerous Texas markets. The Corporation offers commercial and consumer banking services, as well as trust and investment management, mutual funds, Section 1031 property exchange services, investment banking, insurance, brokerage, leasing, asset-based lending, treasury management and item processing services. At December 31, 2010, Cullen/Frost had consolidated total assets of $17.6 billion and was one of the largest independent bank holding companies headquartered in the State of Texas.

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

The Corporation’s operating objectives include expansion, diversification within its markets, growth of its fee-based income, and growth internally and through acquisitions of financial institutions, branches and financial services businesses. The Corporation generally seeks merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services. The Corporation regularly evaluates merger and acquisition opportunities and conducts due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of the Corporation’s tangible book value and net income per common share may occur in connection with any future transaction. The Corporation did not make any acquisitions during 2010. The Corporation acquired insurance agencies in both the Dallas and San Marcos market areas during 2009 and an insurance agency in the Dallas market area in 2008. None of these acquisitions had a significant impact on the Corporation’s financial statements during their respective reporting periods.

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

Cullen/Frost’s executive offices are located at 100 W. Houston Street, San Antonio, Texas 78205, and its telephone number is (210) 220-4011.

Subsidiaries of Cullen/Frost

The New Galveston Company

Incorporated under the laws of Delaware, The New Galveston Company is a wholly owned second-tier financial holding company and bank holding company, which directly owns all of Cullen/Frost’s banking and non-banking subsidiaries with the exception of Cullen/Frost Capital Trust II.

Cullen/Frost Capital Trust II

Cullen/Frost Capital Trust II (“Trust II”) is a Delaware statutory business trust formed in 2004 for the purpose of issuing $120.0 million in trust preferred securities and lending the proceeds to Cullen/Frost. Cullen/Frost guarantees, on a limited basis, payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities.

Trust II is a variable interest entity for which the Corporation is not the primary beneficiary. As such, the accounts of Trust II are not included in the Corporation’s consolidated financial statements. See the Corporation’s accounting policy related to consolidation in Note 1 - Summary of Significant Accounting Policies in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which is located elsewhere in this report.

Although the accounts of Trust II are not included in the Corporation’s consolidated financial statements, the $120.0 million in trust preferred securities issued by Trust II are included in the Tier 1 capital of Cullen/Frost for regulatory capital purposes. The aggregate amount of restricted core capital elements (which includes trust preferred securities, among other things) that may be included in the Tier 1 capital of most bank holding companies, including Cullen/Frost’s, is limited to 25% of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. The quantitative limits do not currently preclude the Corporation from including the $120.0 million in trust preferred securities in Tier 1 capital. As further discussed below, provisions of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act will apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, which, among other things, will require the Corporation to deduct, over three years beginning January 1, 2013, all trust preferred securities from the Corporation’s Tier 1 capital.

In July 2010, the Corporation redeemed $12.4 million of floating rate (three-month LIBOR plus a margin of 2.65%) junior subordinated deferrable interest debentures, due July 7, 2034, held of record by Summit Bancshares Statutory Trust I (“Summit Trust”). Concurrently, the $12.0 million of floating rate (three-month LIBOR plus a margin of 2.65%) trust preferred securities issued by Summit Trust were also redeemed. Summit Trust was a Delaware statutory trust formed in 2004 for the purpose of issuing $12.0 million in trust preferred securities. Summit Trust was acquired by Cullen/Frost through the acquisition of Summit Bancshares in December 2006.

The Frost National Bank

The Frost National Bank (“Frost Bank”) is primarily engaged in the business of commercial and consumer banking through more than 110 financial centers across Texas in the Austin, Corpus Christi, Dallas, Fort Worth, Houston, Rio Grande Valley and San Antonio regions. Frost Bank was chartered as a national banking association in 1899, but its origin can be traced to a mercantile partnership organized in 1868. At December 31, 2010, Frost Bank had consolidated total assets of $17.6 billion and total deposits of $14.5 billion and was one of the largest commercial banks headquartered in the State of Texas.

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

♦

Correspondent Banking. Frost Bank acts as correspondent for approximately 322 financial institutions, which are primarily banks in Texas. These banks maintain deposits with Frost Bank, which offers them a full range of services including check clearing, transfer of funds, fixed income security services, and securities custody and clearance services.

♦

Trust Services. Frost Bank provides a wide range of trust, investment, agency and custodial services for individual and corporate clients. These services include the administration of estates and personal trusts, as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations. At December 31, 2010, the estimated fair value of trust assets was $24.9 billion, including managed assets of $9.9 billion and custody assets of $15.0 billion.

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

Frost Securities, Inc.

Frost Securities, Inc. is a wholly owned subsidiary of The New Galveston Company that provides advisory and private equity services to middle market companies in Texas.

Main Plaza Corporation

Main Plaza Corporation is a wholly owned non-banking subsidiary of The New Galveston Company that occasionally makes loans to qualified borrowers. Loans are funded with current cash or borrowings against internal credit lines.

Other Subsidiaries

Cullen/Frost has various other subsidiaries that are not significant to the consolidated entity.

Operating Segments

Cullen/Frost’s operations are managed along two reportable operating segments consisting of Banking and the Financial Management Group. See the sections captioned “Results of Segment Operations” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 17 -Operating Segments in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which are located elsewhere in this report.

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

Supervision and Regulation

Cullen/Frost, Frost Bank and many of its non-banking subsidiaries are subject to extensive regulation under federal and state laws. The regulatory framework is intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole and not for the protection of shareholders and creditors.

Significant elements of the laws and regulations applicable to Cullen/Frost and its subsidiaries are described below. The description is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described. Also, such statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to Cullen/Frost and its subsidiaries could have a material effect on the business of the Corporation.

The Dodd-Frank Act

On July 21, 2010, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:

♦

Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws.

♦	Restrict the preemption of state law by federal law and disallow subsidiaries and affiliates of national banks, such as Frost Bank, from availing themselves of such preemption.

♦

Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, which, among other things, will require the Corporation to deduct, over three years beginning January 1, 2013, all trust preferred securities from the Corporation’s Tier 1 capital.

♦

Require the Office of the Comptroller of the Currency to seek to make its capital requirements for national banks, such as Frost Bank, countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

♦

Require financial holding companies, such as Cullen/Frost, to be well capitalized and well managed as of July 21, 2011. Bank holding companies and banks must also be both well capitalized and well managed in order to acquire banks located outside their home state.

♦

Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund (“DIF”) and increase the floor of the size of the DIF.

♦

Impose comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself.

♦	Require large, publicly traded bank holding companies, such as Cullen/Frost, to create a risk committee responsible for the oversight of enterprise risk management.

♦	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions.

♦

Make permanent the $250 thousand limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100 thousand to $250 thousand and provide unlimited federal deposit insurance until December 31, 2012 for non-interest bearing demand transaction accounts at all insured depository institutions.

♦	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

♦

Amend the Electronic Fund Transfer Act (“EFTA”) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers, such as Frost Bank, having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

♦	Increase the authority of the Federal Reserve to examine Cullen/Frost and its non-bank subsidiaries.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Corporation, its customers or the financial industry more generally. Provisions in the legislation that affect the payment of interest on demand deposits and interchange fees are likely to increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Provisions in the legislation that revoke the Tier 1 capital treatment of trust preferred securities and otherwise require revisions to the capital requirements of the Corporation and Frost Bank could require the Corporation and Frost Bank to seek other sources of capital in the future. Some of the rules that have been proposed and, in some cases, adopted to comply with the Dodd-Frank Act’s mandates are discussed further below.

Regulatory Agencies

Cullen/Frost is a legal entity separate and distinct from Frost Bank and its other subsidiaries. As a financial holding company and a bank holding company, Cullen/Frost is regulated under the Bank Holding Company Act of 1956, as amended (“BHC Act”), and its subsidiaries are subject to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). The BHC Act provides generally for “umbrella” regulation of financial holding companies such as Cullen/Frost by the Federal Reserve Board, and for functional regulation of banking activities by bank regulators, securities activities by securities regulators, and insurance activities by insurance regulators. Cullen/Frost is also under the jurisdiction of the Securities and Exchange Commission (“SEC”) and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. Cullen/Frost’s common stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol “CFR,” and is subject to the rules of the NYSE for listed companies.

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

Bank Holding Company Activities

In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. In addition, bank holding companies that qualify and elect to be financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board), without prior approval of the Federal Reserve Board. Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments.

To maintain financial holding company status, all of the financial holding company’s depository institution subsidiaries must be “well capitalized” and “well managed.” A depository institution subsidiary is considered to be “well capitalized” if it satisfies the requirements for this status discussed in the section captioned “Capital Adequacy and Prompt Corrective Action,” included elsewhere in this item. A depository institution subsidiary is considered “well managed” if it received a composite rating and management rating of at least “satisfactory” in its most recent examination. Beginning in July 2011, the Corporation’s financial holding company status will also depend upon it maintaining its status as “well capitalized” and “well managed’ under applicable Federal Reserve regulations. If a financial holding company ceases to meet these requirements, the Federal Reserve Board may impose corrective capital and/or managerial requirements on the financial holding company and place limitations on its ability to conduct the broader financial activities permissible for financial holding companies. In addition, the Federal Reserve Board may require divestiture of the holding company’s depository institutions if the deficiencies persist.

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

Dividends

The principal source of Cullen/Frost’s cash revenues is dividends from Frost Bank. The prior approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year would exceed the sum of the bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses. Under the foregoing dividend restrictions, and while maintaining its “well capitalized” status, Frost Bank could pay aggregate dividends of approximately $309.1 million to Cullen/Frost, without obtaining affirmative governmental approvals, at December 31, 2010. This amount is not necessarily indicative of amounts that may be paid or available to be paid in future periods.

In addition, Cullen/Frost and Frost Bank are subject to other regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank holding company or a bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The appropriate federal regulatory authorities have stated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings. In addition, in the current financial and economic environment, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

Transactions with Affiliates

Transactions between Frost Bank, on the one hand, and Cullen/Frost and its other subsidiaries, on the other hand, are regulated by the Federal Reserve Board. These regulations limit the types and amounts of transactions (including loans due and extensions of credit from the U.S. bank subsidiaries) that may take place and generally require those transactions to be on an arm’s-length basis. In general, these regulations require that any “covered transaction” by Frost Bank (or its subsidiaries) with an affiliate must be secured by designated amounts of specified collateral and must be limited, as to any one of Cullen/Frost or its non-bank subsidiaries, to 10% of Frost Bank’s capital stock and surplus, and, as to Cullen/Frost and all such non-bank subsidiaries in the aggregate, to 20% of Frost Bank’s capital stock and surplus. The Dodd-Frank Act significantly expands the coverage and scope of the limitations on affiliate transactions within a banking organization. For example, commencing in July 2011, the Dodd-Frank Act will require that the 10% of capital limit on covered transactions begin to apply to financial subsidiaries. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

Source of Strength Doctrine

Federal Reserve Board policy has historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Act codifies this policy as a statutory requirement. Under this requirement, Cullen/Frost is expected to commit resources to support Frost Bank, including at times when Cullen/Frost may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

In addition, under the National Bank Act, if the capital stock of Frost Bank is impaired by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon Cullen/Frost. If the assessment is not paid within three months, the OCC could order a sale of the Frost Bank stock held by Cullen/Frost to make good the deficiency.

Capital Requirements

As a bank holding company, we are subject to consolidated regulatory capital requirements administered by the Federal Reserve Board. Frost Bank is subject to similar capital requirements administered by the OCC. The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. The requirements are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the requirements, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. A depository institution’s or holding company’s capital, in turn, is classified in one of three tiers, depending on type:

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

In 2004, the Basel Committee published a new capital accord (“Basel II”) to replace Basel I. Basel II provides two approaches for setting capital standards for credit risk – an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. Basel II also sets capital requirements for operational risk and refines the existing capital requirements for market risk exposures.

A definitive final rule for implementing the advanced approaches of Basel II in the United States, which applies only to certain large or internationally active banking organizations, or “core banks” – defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more, became effective as of April 1, 2008. Other U.S. banking organizations can elect to adopt the requirements of this rule (if they meet applicable qualification requirements), but they are not required to apply them. The rule also allows a banking organization’s primary federal supervisor to determine that the application of the rule would not be appropriate in light of the bank’s asset size, level of complexity, risk profile, or scope of operations. The Corporation is not required to comply with the advanced approaches of Basel II. In July 2008, the agencies issued a proposed rule that would give banking organizations that do not use the advanced approaches the option to implement a new risk-based capital framework, which would adopt the standardized approach of Basel II for credit risk, the basic indicator approach of Basel II for operational risk, and related disclosure requirements. While this proposed rule generally parallels the relevant approaches under Basel II, it diverges where United States markets have unique characteristics and risk profiles. Comments on the proposed rule were due to the agencies by October 2008, but a definitive final rule has not been issued.

The Dodd-Frank Act requires the Federal Reserve Board, the OCC and the FDIC to adopt regulations imposing a continuing “floor” of the Basel I-based capital requirements in cases where the Basel II-based capital requirements and any changes in capital regulations resulting from Basel III (see below) otherwise would permit lower requirements. In December 2010, the Federal Reserve Board, the OCC and the FDIC issued a joint notice of proposed rulemaking that would implement this requirement.

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III”. Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.

The Basel III final capital framework, among other things, (i) introduces as a new capital measure “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations.

When fully phased in on January 1, 2019, Basel III requires banks to maintain (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

Basel III also provides for a “countercyclical capital buffer,” generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%).

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The implementation of the Basel III final framework will commence January 1, 2013. On that date, banking institutions will be required to meet the following minimum capital ratios:

♦	3.5% CET1 to risk-weighted assets.

♦	4.5% Tier 1 capital to risk-weighted assets.

♦	8.0% Total capital to risk-weighted assets.

The Basel III final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2014 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III in mid-2011 with final adoption of implementing regulations in mid-2012. Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally systemically important financial institutions. In addition to Basel III, Dodd-Frank requires or permits the Federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to the Corporation may be substantially different from the Basel III final framework as published in December 2010. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Corporation’s net income and return on equity.

Liquidity Requirements

Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III final framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward will be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. The LCR would be implemented subject to an observation period beginning in 2011, but would not be introduced as a requirement until January 1, 2015, and the NSFR would not be introduced as a requirement until January 1, 2018. These new standards are subject to further rulemaking and their terms may well change before implementation.

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

A bank will be (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

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

Cullen/Frost believes that, as of December 31, 2010, its bank subsidiary, Frost Bank, was “well capitalized” based on the aforementioned ratios. For further information regarding the capital ratios and leverage ratio of Cullen/Frost and Frost Bank see the discussion under the section captioned “Capital and Liquidity” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 10 -Regulatory Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, elsewhere in this report.

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

In December 2008, the FDIC issued a final rule that raised the then current assessment rates uniformly by 7 basis points for the first quarter of 2009 assessment, which resulted in annualized assessment rates for institutions in the highest risk category (“Risk Category 1 institutions”) ranging from 12 to 14 basis points (basis points representing cents per $100 of assessable deposits). In February 2009, the FDIC issued final rules to amend a restoration plan for the DIF, change the risk-based assessment system and set assessment rates for Risk Category 1 institutions beginning in the second quarter of 2009. For Risk Category 1 institutions that have long-term debt issuer ratings, the FDIC determines the initial base assessment rate using a combination of weighted-average CAMELS component ratings, long-term debt issuer ratings (converted to numbers and averaged) and the financial ratios method assessment rate (as defined), each equally weighted. The initial base assessment rates for Risk Category 1 institutions range from 12 to 16 basis points, on an annualized basis. After the effect of potential base-rate adjustments, total base assessment rates range from 7 to 24 basis points. The potential adjustments to a Risk Category 1 institution’s initial base assessment rate, include (i) a potential decrease of up to 5 basis points for long-term unsecured debt, including senior and subordinated debt and (ii) a potential increase of up to 8 basis points for secured liabilities in excess of 25% of domestic deposits.

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

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011; however, as further discussed below, the FDIC has elected to forgo this increase under a new DIF restoration plan adopted in October 2010. As of December 31, 2010, $43.6 million in pre-paid deposit insurance assessments is included in accrued interest receivable and other assets in the accompanying consolidated balance sheet.

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. Under the new restoration plan, the FDIC will forego the uniform three-basis point increase in initial assessment rates scheduled to take place on January 1, 2011 and maintain the current schedule of assessment rates for all depository institutions. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.

In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for non-interest-bearing transaction accounts. The separate coverage for non-interest-bearing transaction accounts became effective on December 31, 2010 and terminates on December 31, 2012.

In November 2010, the FDIC issued a notice of proposed rulemaking to change the deposit insurance assessment base from total domestic deposits to average total assets minus average tangible equity, as required by the Dodd-Frank Act, effective April 1, 2011. The FDIC also issued a notice of proposed rulemaking to revise the deposit insurance assessment system for large institutions. The FDIC proposes to create a two scorecard system, one for most large institutions, including Frost Bank, that have more than $10 billion in assets and another for “highly complex” institutions that have over $50 billion in assets and are fully owned by a parent with over $500 billion in assets. Each scorecard would have a performance score and a loss-severity score that would be combined to produce a total score, which would be translated into an initial assessment rate. In calculating these scores, the FDIC would continue to utilize CAMELS ratings, would introduce certain new financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress, and would eliminate the use of risk categories and long-term debt issuer ratings. The FDIC would have the ability to make discretionary adjustments to the total score, up or down, by a maximum of 15 points, based upon significant risk factors that are not adequately captured in the scorecard. The total score would be constrained to be between 30 and 90 and would then translate to an initial base assessment rate on a non-linear, sharply-increasing scale.

For large institutions, including Frost Bank, the initial base assessment rate would range from 5 to 35 basis points on an annualized basis (basis points representing cents per $100 of assessable assets). After the effect of potential base-rate adjustments, the total base assessment rate could range from 2.5 to 45 basis points on an annualized basis. The potential adjustments to an institution’s initial base assessment rate include (i) a potential decrease of up to 5 basis points for certain long-term unsecured debt (“unsecured debt adjustment”) and (ii) a potential increase of up to 10 basis points for brokered deposits in excess of 10% of domestic deposits (“brokered deposit adjustment”). As the DIF reserve ratio grows, the rate schedule will be adjusted downward. Additionally, the proposed rule includes a new adjustment for depository institution debt whereby an institution would pay an additional premium equal to 50 basis points on every dollar of long-term, unsecured debt held that was issued by another insured depository institution (excluding debt guaranteed under the TLGP). The final rule related to this proposal is expected to be effective April 1, 2011. The Corporation cannot provide any assurance as to the effect of any proposed change in its deposit insurance premium rate, should such a change occur, as such changes are dependent upon a variety of factors, some of which are beyond the Corporation’s control.

FDIC insurance expense totaled $20.5 million, $25.8 million and $4.6 million in 2010, 2009 and 2008, respectively. FDIC insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation. Under the Federal Deposit Insurance Reform Act of 2005, which became law in 2006, Frost Bank received a one-time assessment credit of $8.2 million to be applied against future deposit insurance assessments, subject to certain limitations. This credit was utilized to offset $4.0 million of deposit insurance assessments during 2008.

Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Safety and Soundness Standards

The FDIA requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of the FDIA. See “Prompt Corrective Action” above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Temporary Liquidity Guarantee Program

In November 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). The TLG Program was announced by the FDIC in October 2008, preceded by the determination of systemic risk by the Secretary of the Department of Treasury (after consultation with the President), as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLG Program, the FDIC will (i) guarantee, through the earlier of maturity or December 31, 2012 (extended from June 30, 2012 by subsequent amendment), certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before October 31, 2009 (extended from June 30, 2009 by subsequent amendment) and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust accounts held at participating FDIC insured institutions through December 31, 2010 (extended twice from December 31, 2009 and June 30, 2010, respectively, subject to an opt-out provision, by subsequent amendment). The Corporation elected to participate in both guarantee programs and did not opt out of the first six-month extension of the transaction account guarantee program. The Corporation, however, did opt out of the second six-month extension, as further discussed below. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranged from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage was 10 basis points per quarter during 2009 on amounts in covered accounts exceeding $250,000. During the extension period covering the first six months of 2010, in which the Corporation elected to participate, the fee assessment increased to 15 basis points per quarter for institutions that were in Risk Category 1 of the risk-based premium system.

Effective as of July 1, 2010, the Corporation opted out of the transaction account guarantee component of the TLGP. Accordingly, the standard insurance amount was in effect for the Corporation’s deposit accounts through December 31, 2010. As discussed above, separate temporary unlimited coverage for non-interest-bearing transaction accounts became effective on December 31, 2010 and will last until December 31, 2012.

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

Incentive Compensation

In June 2010, the Federal Reserve, OCC and FDIC issued a comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

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

Legislative and Regulatory Initiatives

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

Employees

At December 31, 2010, the Corporation employed 3,777 full-time equivalent employees. None of the Corporation’s employees are represented by collective bargaining agreements. The Corporation believes its employee relations to be good.

Executive Officers of the Registrant

The names, ages as of December 31, 2010, recent business experience and positions or offices held by each of the executive officers of Cullen/Frost are as follows:

Name and Position Held	Age	Recent Business Experience

Richard W. Evans, Jr. Chairman of the Board, Chief Executive Officer and Director	64	Officer of Frost Bank since 1973. Chairman of the Board and Chief Executive Officer of Cullen/Frost from October 1997 to present.

Patrick B. Frost President of Frost Bank and Director	50	Officer of Frost Bank since 1985. President of Frost Bank from August 1993 to present. Director of Cullen/Frost from May 1997 to present.

Phillip D. Green Group Executive Vice President, Chief Financial Officer	56	Officer of Frost Bank since July 1980. Group Executive Vice President, Chief Financial Officer of Cullen/Frost from October 1995 to present.

David W. Beck President, Chief Business Banking Officer of Frost Bank	60	Officer of Frost Bank since July 1973. President, Chief Business Banking Officer of Frost Bank from February 2001 to present.

Robert A. Berman Group Executive Vice President, Internet Financial Services of Frost Bank	48	Officer of Frost Bank since January 1989. Group Executive Vice President, Internet Financial Services of Frost Bank from May 2001 to present.

Paul H. Bracher President, State Regions of Frost Bank	54	Officer of Frost Bank since January 1982. President, State Regions of Frost Bank from February 2001 to present.

Richard Kardys Group Executive Vice President, Executive Trust Officer of Frost Bank	64	Officer of Frost Bank since January 1977. Group Executive Vice President, Executive Trust Officer of Frost Bank from May 2001 to present.

Paul J. Olivier Group Executive Vice President, Consumer Banking of Frost Bank	58	Officer of Frost Bank since August 1976. Group Executive Vice President, Consumer Banking of Frost Bank from May 2001 to present.

William L. Perotti Group Executive Vice President, Chief Credit Officer and Chief Risk Officer of Frost Bank	53	Officer of Frost Bank since December 1982. Group Executive Vice President, Chief Credit Officer of Frost Bank from May 2001 to present. Chief Risk Officer of Frost Bank from April 2005 to present.

Emily A. Skillman Group Executive Vice President, Human Resources of Frost Bank	66	Officer of Frost Bank since January 1998. Group Executive Vice President, Human Resources of Frost Bank from October 2003 to present.

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

Risks Related To The Corporation’s Business

The Corporation’s Business May Be Adversely Affected by Conditions in the Financial Markets and Economic Conditions Generally

From December 2007 through June 2009, the U.S. economy was in recession. Business activity across a wide range of industries and regions in the U. S. was greatly reduced. Although economic conditions have begun to improve, certain sectors, such as real estate, remain weak and unemployment remains high. Local governments and many businesses are still in serious difficulty due to lower consumer spending and the lack of liquidity in the credit markets.

Market conditions also led to the failure or merger of several prominent financial institutions and numerous regional and community-based financial institutions. These failures, as well as projected future failures, have had a significant negative impact on the capitalization level of the deposit insurance fund of the FDIC, which, in turn, has led to a significant increase in deposit insurance premiums paid by financial institutions.

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

Overall, during 2010, the business environment has been adverse for many households and businesses in the United States and worldwide. While economic conditions in the State of Texas, the United States and worldwide have begun to improve, there can be no assurance that this improvement will continue. Such conditions could adversely affect the credit quality of the Corporation’s loans, results of operations and financial condition.

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

As of December 31, 2010, approximately 86% of the Corporation’s loan portfolio consisted of commercial and industrial, construction and commercial real estate mortgage loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Corporation’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations. See the section captioned “Loans” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to commercial and industrial, construction and commercial real estate loans.

The Corporation Is Subject To Interest Rate Risk

The Corporation’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Corporation’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Open Market Committee. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Corporation receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Corporation’s ability to originate loans and obtain deposits, (ii) the fair value of the Corporation’s financial assets and liabilities, and (iii) the average duration of the Corporation’s mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Corporation’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

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

The Corporation’s Profitability Depends Significantly On Economic Conditions In The State Of Texas

The Corporation’s success depends primarily on the general economic conditions of the State of Texas and the specific local markets in which the Corporation operates. Unlike larger national or other regional banks that are more geographically diversified, the Corporation provides banking and financial services to customers across Texas through financial centers in the Austin, Corpus Christi, Dallas, Fort Worth, Houston, Rio Grande Valley and San Antonio regions. The local economic conditions in these areas have a significant impact on the demand for the Corporation’s products and services as well as the ability of the Corporation’s customers to repay loans, the value of the collateral securing loans and the stability of the Corporation’s deposit funding sources. A significant decline in general economic conditions in Texas, whether caused by recession, inflation, unemployment, changes in securities markets, acts of terrorism, outbreak of hostilities or other international or domestic occurrences or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Corporation’s financial condition and results of operations.

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

The Corporation Operates In A Highly Competitive Industry and Market Area

The Corporation faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within the various markets where the Corporation operates. The Corporation also faces competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Also, technology and other changes have lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks. For example, consumers can maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. Further, many of the Corporation’s competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Corporation can.

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

The Corporation Is Subject To Extensive Government Regulation and Supervision

The Corporation, primarily through Cullen/Frost, Frost Bank and certain non-bank subsidiaries, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. These regulations affect the Corporation’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. Other changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Corporation in substantial and unpredictable ways. Such changes could subject the Corporation to additional costs, limit the types of financial services and products the Corporation may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Corporation’s business, financial condition and results of operations. See the sections captioned “Supervision and Regulation” included in Item 1. Business and Note 10 - Regulatory Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which are located elsewhere in this report.

The Recent Repeal of Federal Prohibitions on Payment of Interest on Demand Deposits Could Increase the Corporation’s Interest Expense.

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, beginning on July 21, 2011, financial institutions could commence offering interest on demand deposits to compete for clients. The Corporation does not yet know what interest rates other institutions may offer. The Corporation’s interest expense will increase and its net interest margin will decrease if it begins offering interest on demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

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

The Value of the Corporation’s Goodwill and Other Intangible Assets May Decline in the Future.

As of December 31, 2010, the Corporation had $542.0 million of goodwill and other intangible assets. A significant decline in the Corporation’s expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of Cullen/Frost’s common stock may necessitate taking charges in the future related to the impairment of the Corporation’s goodwill and other intangible assets. If the Corporation were to conclude that a future write-down of goodwill and other intangible assets is necessary, the Corporation would record the appropriate charge, which could have a material adverse effect on the Corporation’s financial condition and results of operations.

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

Cullen/Frost Relies On Dividends From Its Subsidiaries For Most Of Its Revenue

Cullen/Frost is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on Cullen/Frost’s common stock and interest and principal on Cullen/Frost’s debt. Various federal and/or state laws and regulations limit the amount of dividends that Frost Bank and certain non-bank subsidiaries may pay to Cullen/Frost. Also, Cullen/Frost’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event Frost Bank is unable to pay dividends to Cullen/Frost, Cullen/Frost may not be able to service debt, pay obligations or pay dividends on the Corporation’s common stock. The inability to receive dividends from Frost Bank could have a material adverse effect on the Corporation’s business, financial condition and results of operations. See the section captioned “Supervision and Regulation” in Item 1. Business and Note 10—Regulatory Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which are located elsewhere in this report.

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

The Corporation acquired insurance agencies in both the Dallas and San Marcos market areas during 2009 and an insurance agency in the Dallas market area in 2008. None of these acquisitions had a significant impact on the Corporation’s financial statements during their respective reporting periods.

The Corporation is Subject to Liquidity Risk.

The Corporation requires liquidity to meet its deposit and debt obligations as they come due. The Corporation’s access to funding sources in amounts adequate to finance its activities or on terms that are acceptable to it could be impaired by factors that affect it specifically or the financial services industry or economy generally. Factors that could reduce its access to liquidity sources include a downturn in the Texas market, difficult credit markets or adverse regulatory actions against the Corporation. The Corporation’s access to deposits may also be affected by the liquidity needs of its depositors. In particular, a substantial majority of the Corporation’s liabilities are demand, savings, interest checking and money market deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial portion of its assets are loans, which cannot be called or sold in the same time frame. Although the Corporation historically has been able to replace maturing deposits and advances as necessary, it might not be able to replace such funds in the future, especially if a large number of its depositors sought to withdraw their accounts, regardless of the reason. A failure to maintain adequate liquidity could have a material adverse effect on the Corporation’s financial condition and results of operations.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2010.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices and Dividends

The Corporation’s common stock is traded on the New York Stock Exchange, Inc. (“NYSE”) under the symbol “CFR”. The tables below set forth for each quarter of 2010 and 2009 the high and low intra-day sales prices per share of Cullen/Frost’s common stock as reported by the NYSE and the cash dividends declared per share.

	2010		2009
Sales Price Per Share	High	Low	High	Low

First quarter	$57.14	$49.55	$50.99	$35.40
Second quarter	60.78	51.39	53.59	43.66
Third quarter	56.65	50.04	53.20	43.59
Fourth quarter	62.13	51.20	51.59	45.67

Cash Dividends Per Share	2010	2009

First quarter	$0.43	$0.42
Second quarter	0.45	0.43
Third quarter	0.45	0.43
Fourth quarter	0.45	0.43

Total	$1.78	$1.71

As of December 31, 2010, there were 61,108,184 shares of the Corporation’s common stock outstanding held by 1,539 holders of record. The closing price per share of common stock on December 31, 2010, the last trading day of the Corporation’s fiscal year, was $61.12.

The Corporation’s management is currently committed to continuing to pay regular cash dividends; however, there can be no assurance as to future dividends because they are dependent on the Corporation’s future earnings, capital requirements and financial condition. See the section captioned “Supervision and Regulation” included in Item 1. Business, the section captioned “Capital and Liquidity” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 10 - Regulatory Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, all of which are included elsewhere in this report.

Stock-Based Compensation Plans

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2010, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below. Additional information regarding stock-based compensation plans is presented in Note 11 - Employee Benefit Plans in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data located elsewhere in this report.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards	Weighted-Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants

Plans approved by shareholders	4,383,885	$52.08	2,759,347
Plans not approved by shareholders	-	-	-

Total	4,383,885	$52.08	2,759,347

Stock Repurchase Plans

The Corporation has maintained several stock repurchase plans authorized by the Corporation’s board of directors. In general, stock repurchase plans allow the Corporation to proactively manage its capital position and return excess capital to shareholders. Shares purchased under such plans also provide the Corporation with shares of common stock necessary to satisfy obligations related to stock compensation awards. Under the most recent plan, 404 thousand shares approved for repurchase were repurchased during the first quarter of 2008 at a total cost of $21.9 million.

The following table provides information with respect to purchases made by or on behalf of the Corporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation’s common stock during the fourth quarter of 2010.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans at the End of the Period

October 1, 2010 to October 31, 2010	15,018	(1)	$52.82	-	-
November 1, 2010 to November 30, 2010	-			-	-
December 1, 2010 to December 31, 2010	-			-	-

Total	15,018		$52.82	-	-

(1)	Represents repurchases made in connection with the vesting of certain share awards.

Performance Graph

The performance graph below compares the cumulative total shareholder return on Cullen/Frost Common Stock with the cumulative total return on the equity securities of companies included in the Standard & Poor’s 500 Stock Index and the Standard and Poor’s 500 Bank Index, measured at the last trading day of each year shown. The graph assumes an investment of $100 on December 31, 2005 and reinvestment of dividends on the date of payment without commissions. The performance graph represents past performance and should not be considered to be an indication of future performance.

Cumulative Total Returns

on $100 Investment Made on December 31, 2005

	2005	2006	2007	2008	2009	2010

Cullen/Frost	$100.00	$106.45	$99.53	$102.71	$104.95	$132.47
S&P 500	100.00	115.76	122.11	77.00	97.31	111.95
S&P 500 Banks	100.00	117.72	95.35	75.98	71.29	85.52

ITEM 6.	SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from the Corporation’s audited financial statements as of and for the five years ended December 31, 2010. The following consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included elsewhere in this report. All of the Corporation’s acquisitions during the five years ended December 31, 2010 were accounted for using the purchase method. Accordingly, the operating results of the acquired companies are included with the Corporation’s results of operations since their respective dates of acquisition. Dollar amounts, except per share data, and common shares outstanding are in thousands.

	Year Ended December 31,
	2010	2009	2008	2007	2006

Consolidated Statements of Income
Interest income:
Loans, including fees	$409,651	$432,222	$504,680	$573,039	$502,657
Securities	202,713	188,446	167,044	165,517	144,501
Interest-bearing deposits	4,901	2,161	429	396	251
Federal funds sold and resell agreements	74	207	3,498	29,895	36,550

Total interest income	617,339	623,036	675,651	768,847	683,959

Interest expense:
Deposits	29,973	56,015	104,871	190,237	155,090
Federal funds purchased and repurchase agreements	437	1,052	12,954	31,951	31,167
Junior subordinated deferrable interest debentures	6,982	7,231	6,972	11,283	17,402
Subordinated notes payable and other borrowings	16,488	22,059	16,829	16,639	11,137

Total interest expense	53,880	86,357	141,626	250,110	214,796

Net interest income	563,459	536,679	534,025	518,737	469,163
Provision for possible loan losses	43,611	65,392	37,823	14,660	14,150

Net interest income after provision for possible loan losses	519,848	471,287	496,202	504,077	455,013

Non-interest income:
Trust fees	68,428	67,268	74,554	70,359	63,469
Service charges on deposit accounts	98,796	102,474	87,566	80,718	77,116
Insurance commissions and fees	34,015	33,096	32,904	30,847	28,230
Other charges, commissions and fees	30,452	27,699	35,557	32,558	28,105
Net gain (loss) on securities transactions	6	(1,260)	(159)	15	(1)
Other	50,336	64,429	56,900	53,734	43,828

Total non-interest income	282,033	293,706	287,322	268,231	240,747

Non-interest expense:
Salaries and wages	239,589	230,643	225,943	209,982	190,784
Employee benefits	52,352	55,224	47,219	47,095	46,231
Net occupancy	46,166	44,188	40,464	38,824	34,695
Furniture and equipment	47,651	44,223	37,799	32,821	26,293
Deposit insurance	20,451	25,812	4,597	1,220	1,162
Intangible amortization	5,125	6,537	7,906	8,860	5,628
Other	124,207	125,611	122,717	123,644	105,560

Total non-interest expense	535,541	532,238	486,645	462,446	410,353

Income before income taxes	266,340	232,755	296,879	309,862	285,407
Income taxes	57,576	53,721	89,624	97,791	91,816

Net income	$208,764	$179,034	$207,255	$212,071	$193,591

Selected Financial Data (continued)

	As of or for the Year Ended December 31,
	2010	2009	2008	2007	2006

Per Common Share Data
Net income - basic	$3.44	$3.00	$3.51	$3.59	$3.48
Net income - diluted	3.44	3.00	3.50	3.57	3.44
Cash dividends declared and paid	1.78	1.71	1.66	1.54	1.32
Book value	33.74	31.55	29.68	25.18	23.01

Common Shares Outstanding
Period-end	61,108	60,038	59,416	58,662	59,839
Weighted-average shares - basic	60,411	59,456	58,846	58,952	55,467
Dilutive effect of stock compensation	175	58	324	645	1,043
Weighted-average shares - diluted	60,586	59,514	59,170	59,597	56,510

Performance Ratios
Return on average assets	1.21%	1.14%	1.51%	1.63%	1.67%
Return on average equity	10.30	9.78	13.11	15.20	18.03
Net interest income to average earning assets	4.08	4.23	4.67	4.69	4.67
Dividend pay-out ratio	51.75	57.05	47.36	42.83	37.91

Balance Sheet Data
Period-end:
Loans	$8,117,020	$8,367,780	$8,844,082	$7,769,362	$7,373,384
Earning assets	15,806,350	14,437,267	13,001,103	11,556,385	11,460,741
Total assets	17,617,092	16,288,038	15,034,142	13,485,014	13,224,189
Non-interest-bearing demand deposits	5,360,436	4,645,802	4,152,348	3,597,903	3,699,701
Interest-bearing deposits	9,118,906	8,667,508	7,356,589	6,931,770	6,688,208
Total deposits	14,479,342	13,313,310	11,508,937	10,529,673	10,387,909
Long-term debt and other borrowings	373,757	392,646	392,661	400,323	428,636
Shareholders’ equity	2,061,680	1,894,424	1,763,527	1,477,088	1,376,883

Average:
Loans	$8,125,150	$8,652,563	$8,314,265	$7,464,140	$6,523,906
Earning assets	15,333,348	13,803,919	11,868,262	11,339,876	10,202,981
Total assets	17,186,572	15,701,960	13,684,531	13,041,682	11,581,253
Non-interest-bearing demand deposits	5,023,780	4,258,484	3,614,747	3,524,132	3,334,280
Interest-bearing deposits	9,023,839	8,161,143	6,916,372	6,688,509	5,850,116
Total deposits	14,047,619	12,419,627	10,531,119	10,212,641	9,184,396
Long-term debt and other borrowings	382,651	576,161	394,763	413,700	405,752
Shareholders’ equity	2,027,699	1,831,133	1,580,311	1,395,022	1,073,599

Asset Quality
Allowance for possible loan losses	$126,316	$125,309	$110,244	$92,339	$96,085
Allowance for possible loan losses to period-end loans	1.56%	1.50%	1.25%	1.19%	1.30%
Net loan charge-offs	$42,604	$50,327	$19,918	$18,406	$11,110
Net loan charge-offs to average loans	0.52%	0.58%	0.24%	0.25%	0.17%
Non-performing assets	$164,950	$180,179	$78,040	$29,849	$57,749
Non-performing assets to:
Total loans plus foreclosed assets	2.03%	2.14%	0.88%	0.38%	0.78%
Total assets	0.94	1.11	0.52	0.22	0.44

Consolidated Capital Ratios
Tier 1 risk-based capital ratio	13.82%	11.91%	10.30%	9.96%	11.25%
Total risk-based capital ratio	15.91	14.19	12.58	12.59	13.43
Leverage ratio	8.68	8.50	8.80	8.37	9.56
Average shareholders’ equity to average total assets	11.80	11.66	11.55	10.70	9.27

The following tables set forth unaudited consolidated selected quarterly statement of operations data for the years ended December 31, 2010 and 2009. Dollar amounts are in thousands, except per share data.

	Year Ended December 31, 2010
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Interest income	$154,176	$155,688	$155,314	$152,161
Interest expense	12,613	13,272	13,418	14,577

Net interest income	141,563	142,416	141,896	137,584
Provision for possible loan losses	11,290	10,100	8,650	13,571
Non-interest income (1)	70,278	70,430	69,932	71,393
Non-interest expense	133,741	132,552	134,654	134,594

Income before income taxes	66,810	70,194	68,524	60,812
Income taxes	13,759	15,199	15,624	12,994

Net income	$53,051	$54,995	$52,900	$47,818

Net income per common share:
Basic	$0.87	$0.90	$0.87	$0.79
Diluted	0.87	0.90	0.87	0.79

	Year Ended December 31, 2010
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Interest income	$156,265	$155,490	$157,225	$154,056
Interest expense	17,671	21,501	22,761	24,424

Net interest income	138,594	133,989	134,464	129,632
Provision for possible loan losses	22,250	16,940	16,601	9,601
Non-interest income (2)	86,345	69,491	68,006	69,864
Non-interest expense	134,216	132,234	136,289	129,499

Income before income taxes	68,473	54,306	49,580	60,396
Income taxes	16,979	9,607	11,721	15,414

Net income	$51,494	$44,699	$37,859	$44,982

Net income per common share:
Basic	$0.86	$0.75	$0.64	$0.76
Diluted	0.86	0.75	0.63	0.76

(1)	Includes net gains on securities transactions of $1 thousand during the second quarter and $5 thousand during the first quarter of 2010.

(2)	Includes net losses on securities transactions of $1.3 million during the fourth quarter of 2009 and net gains of $49 thousand during the second quarter of 2009.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

♦	Local, regional, national and international economic conditions and the impact they may have on the Corporation and its customers and the Corporation’s assessment of that impact.
♦	Volatility and disruption in national and international financial markets.
♦	Government intervention in the U.S. financial system.
♦	Changes in the mix of loan geographies, sectors and types or the level of non-performing assets and charge-offs.
♦	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.
♦	The effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board.
♦	Inflation, interest rate, securities market and monetary fluctuations.
♦	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Corporation and its subsidiaries must comply.
♦	The soundness of other financial institutions.
♦	Political instability.
♦	Impairment of the Corporation’s goodwill or other intangible assets.
♦	Acts of God or of war or terrorism.
♦	The timely development and acceptance of new products and services and perceived overall value of these products and services by users.
♦	Changes in consumer spending, borrowings and savings habits.
♦	Changes in the financial performance and/or condition of the Corporation’s borrowers.
♦	Technological changes.
♦	Acquisitions and integration of acquired businesses.
♦	The ability to increase market share and control expenses.
♦	The Corporation’s ability to attract and retain qualified employees.
♦	Changes in the competitive environment in the Corporation’s markets and among banking organizations and other financial service providers.
♦

The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters.

♦	Changes in the reliability of the Corporation’s vendors, internal control systems or information systems.
♦	Changes in the Corporation’s liquidity position.
♦	Changes in the Corporation’s organization, compensation and benefit plans.
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

Accounting policies related to the allowance for possible loan losses are considered to be critical, as these policies involve considerable subjective judgment and estimation by management. The allowance for possible loan losses is a reserve established through a provision for possible loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Corporation’s allowance for possible loan loss methodology includes allowance allocations calculated in accordance with Accounting Standards Codification (ASC) Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio, as well as trends in the foregoing. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Corporation’s control, including the performance of the Corporation’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications. See the section captioned “Allowance for Possible Loan Losses” elsewhere in this discussion and Note 3 - Loans in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data elsewhere in this report for further details of the risk factors considered by management in estimating the necessary level of the allowance for possible loan losses.

Overview

The following discussion and analysis presents the more significant factors affecting the Corporation’s financial condition as of December 31, 2010 and 2009 and results of operations for each of the years in the three-year period ended December 31, 2010. This discussion and analysis should be read in conjunction with the Corporation’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report. The Corporation acquired insurance agencies in both the Dallas and San Marcos market areas during 2009 and an insurance agency in the Dallas market area in 2008. All of the Corporation’s acquisitions during the reported periods were accounted for as purchase transactions, and as such, their related results of operations are included from the date of acquisition, though none of these acquisitions had a significant impact on the Corporation’s financial statements during their respective reporting periods.

Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 35% federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Results of Operations

Net income totaled $208.8 million, or $3.44 diluted per common share, in 2010 compared to $179.0 million, or $3.00 diluted per common share, in 2009 and $207.3 million, or $3.50 diluted per common share, in 2008.

Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	2010	2009	2008

Taxable-equivalent net interest income	$616,319	$577,716	$554,353
Taxable-equivalent adjustment	52,860	41,037	20,328

Net interest income	563,459	536,679	534,025
Provision for possible loan losses	43,611	65,392	37,823
Non-interest income	282,033	293,706	287,322
Non-interest expense	535,541	532,238	486,645

Income before income taxes	266,340	232,755	296,879
Income taxes	57,576	53,721	89,624

Net income	$208,764	$179,034	$207,255

Earnings per common share:
Basic	$3.44	$3.00	$3.51
Diluted	3.44	3.00	3.50
Return on average assets	1.21%	1.14%	1.51%
Return on average equity	10.30	9.78	13.11

Net income for 2010 increased $29.7 million, or 16.6%. The increase was primarily the result of a $26.8 million increase in net interest income and a $21.8 million decrease in the provision for possible loan losses partly offset by an $11.7 million decrease in non-interest income, a $3.9 million increase in income tax expense and a $3.3 million increase in non-interest expense. Net income for 2009 decreased $28.2 million, or 13.6%. The decrease was primarily the result of a $45.6 million increase in non-interest expense and a $27.6 million increase in the provision for possible loan losses partly offset by a $35.9 million decrease in income tax expense, a $6.4 million increase in non-interest income and a $2.7 million increase in net interest income.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Corporation’s largest source of revenue, representing 66.6% of total revenue during 2010. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Corporation’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2008 at 7.25% and decreased 200 basis points in the first quarter, 25 basis points in the second quarter and 175 basis points in the fourth quarter to end the year at 3.25%. During 2009 and 2010, the prime interest rate remained at 3.25%. The Corporation’s loan portfolio is also impacted, to a lesser extent, by changes in the London Interbank Offered Rate (LIBOR). At December 31, 2010, the one-month and three-month U.S. dollar LIBOR rates were 0.26% and 0.30%, respectively, while at December 31, 2009, the one-month and three-month U.S. dollar LIBOR rates were 0.23% and 0.25%, respectively. The intended federal funds rate, which is the cost of immediately available overnight funds, fluctuated in a similar manner to the prime interest rate. It began 2008 at 4.25% and decreased 200 basis points in the first quarter, 25 basis points in the second quarter and 175 basis points in the fourth quarter to end the year at 0.25%. During 2009 and 2010, the intended federal funds rate remained at zero to 0.25%.

The Corporation’s balance sheet has historically been asset sensitive, meaning that earning assets generally reprice more quickly than interest-bearing liabilities. Therefore, the Corporation’s net interest margin was likely to increase in sustained periods of rising interest rates and decrease in sustained periods of declining interest rates. During the fourth quarter of 2007, in an effort to make the Corporation’s balance sheet less sensitive to changes in interest rates, the Corporation entered into various interest rate swaps which effectively converted certain variable-rate loans into fixed-rate instruments for a period of time. During the fourth quarter of 2008, the Corporation also entered into an interest rate swap which effectively converted variable-rate debt into fixed-rate debt for a period of time. As a result of these actions, the Corporation’s balance sheet was more interest-rate neutral and changes in interest rates had a less significant impact on the Corporation’s net interest margin than would have otherwise been the case. During the fourth quarter of 2009, a portion of the interest rate swaps on variable-rate loans were terminated, while the remaining interest rate swaps on variable-rate loans were terminated during the fourth quarter of 2010. These actions increased the asset sensitivity of the Corporation’s balance sheet. See Note 15 - Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report for additional information related to these interest rate swaps.

The Corporation is primarily funded by core deposits, with non-interest-bearing demand deposits historically being a significant source of funds. This lower-cost funding base is expected to have a positive impact on the Corporation’s net interest income and net interest margin in a rising interest rate environment. As stated previously in the section captioned “Supervision and Regulation” included in Item 1. Business, elsewhere in this report, the Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. Although the ultimate impact of this legislation on the Corporation has not yet been determined, the Corporation expects interest costs associated with demand deposits to increase. Further analysis of the components of the Corporation’s net interest margin is presented below.

The following table presents the changes in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to changes in the average interest rate on those assets and liabilities. The changes in net interest income due to changes in both average volume and average interest rate have been allocated to the average volume change or the average interest rate change in proportion to the absolute amounts of the change in each. The Corporation’s consolidated average balance sheets along with an analysis of taxable-equivalent net interest income are presented on pages 140 and 141 of this report.

	2010 vs. 2009			2009 vs. 2008
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Rate	Volume	Total	Rate	Volume	Total

Interest-bearing deposits	$(87)	$2,827	$2,740	$(298)	$2,030	$1,732
Federal funds sold and resell agreements	6	(139)	(133)	(1,961)	(1,330)	(3,291)
Securities:
Taxable	(21,804)	18,122	(3,682)	(16,080)	(2,196)	(18,276)
Tax-exempt	(1,550)	31,031	29,481	3,232	59,590	62,822
Loans, net of unearned discounts	5,055	(27,335)	(22,280)	(95,098)	20,205	(74,893)

Total earning assets	(18,380)	24,506	6,126	(110,205)	78,299	(31,906)
Savings and interest checking	(366)	417	51	(799)	515	(284)
Money market deposit accounts	(11,704)	4,787	(6,917)	(35,015)	8,217	(26,798)
Time accounts	(13,597)	(4,978)	(18,575)	(23,893)	6,946	(16,947)
Public funds	(795)	194	(601)	(4,922)	95	(4,827)
Federal funds purchased and repurchase agreements	(415)	(200)	(615)	(8,188)	(3,714)	(11,902)
Junior subordinated deferrable interest debentures	80	(329)	(249)	262	(3)	259
Subordinated notes payable and other notes	-	-	-	-	-	-
Federal Home Loan Bank advances	3,116	(8,687)	(5,571)	(370)	5,600	5,230

Total interest-bearing liabilities	(23,681)	(8,796)	(32,477)	(72,925)	17,656	(55,269)

Net change	$5,301	$33,302	$38,603	$(37,280)	$60,643	$23,363

Taxable-equivalent net interest income for 2010 increased $38.6 million, or 6.7%, compared to 2009. The increase primarily resulted from an increase in the average volume of interest-earning assets. Additionally, taxable-equivalent net interest income was positively impacted as the decrease in the average cost of funds was proportionally larger than the decrease in the average yield on interest-earning assets. The average volume of interest-earning assets for 2010 increased $1.5 billion, or 11.1%, compared to 2009. The net interest margin decreased 15 basis points from 4.23% in 2009 to 4.08% in 2010. The decrease in the net interest margin was partly due to an increase in the relative proportion of interest-earning assets invested in lower-yielding interest-bearing deposits during 2010 compared to 2009 while the relative proportion of average interest-earning assets invested in higher-yielding loans decreased. The average cost of funds decreased 37 basis points from 0.92% in 2009 to 0.55% in 2010 while the average yield on interest-earning assets decreased 42 basis points from 4.86% in 2009 to 4.44% in 2010. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. As stated above, market interest rates decreased to historically low levels during 2008 and remained at those levels during 2009 and 2010.

The effect of lower average market interest rates on the average yield on average interest-earning assets was partly limited by the aforementioned interest rate swaps on variable-rate loans.

Taxable-equivalent net interest income for 2009 increased $23.4 million, or 4.2%, compared to 2008. The increase primarily resulted from an increase in the average volume of interest-earning assets partly offset by a decrease in the net interest margin and the effect of a decrease in the number of days in 2009 due to a leap year in 2008. The average volume of interest-earning assets for 2009 increased $1.9 billion, or 16.3%, compared to 2008. Over the same time frame, the net interest margin decreased 44 basis points from 4.67% in 2008 to 4.23% in 2009. Taxable-equivalent net interest income for 2009 included 365 days compared to 366 days for 2008. The additional day added approximately $1.5 million to taxable-equivalent net interest income during 2008. Excluding the impact of the additional day during 2008 results in an effective increase in taxable-equivalent net interest income of approximately $24.9 million during 2009 compared to 2008. This effective increase was the result of the aforementioned increase in the average volume of interest-earning assets. The net interest margin decreased during 2009 compared to 2008 in part due to the decrease in market interest rates discussed above. The net interest margin was also partly impacted by an increase in the proportion of average interest-earning assets invested in lower yielding interest-bearing deposits during 2009 compared to 2008, while the proportion of average interest-earning assets invested in higher-yielding loans decreased. The average yield on interest-earning assets decreased 100 basis points from 5.86% in 2008 to 4.86% in 2009, while the average cost of funds decreased 78 basis points from 1.70% in 2008 to 0.92% in 2009. The effect of lower average market interest rates on the average yield on average interest-earning assets was partly limited by the aforementioned interest rate swaps on variable-rate loans.

The average volume of loans, the Corporation’s primary category of earning assets, decreased $527.4 million, or 6.1%, in 2010 compared to 2009 and increased $338.3 million, or 4.1%, in 2009 compared to 2008. Loans made up approximately 53.0% of average interest-earning assets in 2010 compared to 62.7% in 2009 and 70.1% in 2008. The average yield on loans was 5.11% in the 2010 compared to 5.05% in 2009 and 6.16% in 2008. Loans generally have significantly higher yields compared to securities, interest-bearing deposits and federal funds sold and resell agreements and, as such, have a more positive effect on the net interest margin.

The average volume of securities increased $950.9 million in 2010 compared to 2009 and increased $936.0 million in 2009 compared to 2008. Securities made up approximately 34.0% of average interest-earning assets in 2010 compared to 30.9% in 2009 and 28.0% in 2008. The average yield on securities was 5.02% in 2010 compared to 5.45% in 2009 and 5.41% in 2008. The relative proportion of higher-yielding, tax-exempt municipal securities increased to 37.0% of average securities in 2010 from to 34.0% in 2009 and 16.7% in 2008. Despite the increase in the relative proportion of higher-yielding, tax-exempt municipal securities in 2010 compared to 2009, the average yield on securities decreased primarily as a result of a decrease in the yield on taxable securities as proceeds from principal repayments were reinvested at lower market rates. The average yield on taxable securities was 3.84% in 2010 compared to 4.58% in 2009 and 5.17% in 2008, while the average taxable-equivalent yield on tax-exempt securities was 7.04% in 2010 compared to 7.15% in 2009 and 6.61% in 2008.

Average federal funds sold, resell agreements and interest-bearing deposits during 2010 increased $1.1 billion, or 124.5%, compared to 2009 and increased $661.3 million, or 291.2%, in 2009 compared to the 2008. Federal funds sold, resell agreements and interest-bearing deposits made up approximately 13.0% of average interest-earning assets in 2010 compared to approximately 6.4% in 2009 and 1.9% in 2008. The combined average yield on federal funds sold, resell agreements and interest-bearing deposits was 0.25% in 2010 compared to 0.27% in 2009 and 1.73% in 2008. The increase in federal funds sold, resell agreements and interest-bearing deposits compared to prior years was primarily due to significant deposit growth, as further discussed below.

Average deposits increased $1.6 billion, or 13.1%, in 2010 compared to 2009 and $1.9 billion, or 17.9%, in 2009 compared to 2008. Average interest-bearing deposits increased $862.7 million in 2010 compared to 2009 and $1.2 billion in 2009 compared 2008, while average non-interest-bearing deposits increased $765.3 million in

2010 compared to 2009 and $643.7 million in 2009 compared to 2008. The ratio of average interest-bearing deposits to total average deposits was 64.2% in 2010 and 65.7% in both 2009 and 2008. The average cost of interest-bearing deposits and total deposits was 0.33% and 0.21% in 2010 compared to 0.69% and 0.45% in 2009 and 1.52% and 1.00% in 2008. The decrease in the average cost of interest-bearing deposits during the comparable periods was primarily the result of decreases in interest rates offered on certain deposit products due to decreases in average market interest rates and decreases in renewal interest rates on maturing certificates of deposit given the current low interest rate environment. Additionally, during 2010 compared to 2009, the relative proportion of higher-cost certificates of deposit to total average interest-bearing deposits decreased from 19.7% in 2009 to 13.9% in 2010.

The Corporation’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.89% in 2010 compared to 3.94% in 2009 and 4.16% in 2008. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

The Corporation’s hedging policies permit the use of various derivative financial instruments, including interest rate swaps, swaptions, caps and floors, to manage exposure to changes in interest rates. Details of the Corporation’s derivatives and hedging activities are set forth in Note 15 - Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report. Information regarding the impact of fluctuations in interest rates on the Corporation’s derivative financial instruments is set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Provision for Possible Loan Losses

The provision for possible loan losses is determined by management as the amount to be added to the allowance for possible loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for possible loan losses totaled $43.6 million in 2010 compared to $65.4 million in 2009 and $37.8 million in 2008. During the third quarter of 2008, the Corporation recorded a provision for possible loan losses totaling approximately $10 million for probable loan losses related to Hurricane Ike, which impacted the Corporation’s Houston and Galveston market areas. See the section captioned “Allowance for Possible Loan Losses” elsewhere in this discussion for further analysis of the provision for possible loan losses.

Non-Interest Income

The components of non-interest income were as follows:

	2010	2009	2008

Trust fees	$68,428	$67,268	$74,554
Service charges on deposit accounts	98,796	102,474	87,566
Insurance commissions and fees	34,015	33,096	32,904
Other charges, commissions and fees	30,452	27,699	35,557
Net gain (loss) on securities transactions	6	(1,260)	(159)
Other	50,336	64,429	56,900

Total	$282,033	$293,706	$287,322

Total non-interest income for 2010 decreased $11.7 million, or 4.0%, compared to 2009 while total non-interest income for 2009 increased $6.4 million, or 2.2%, compared to 2008. Changes in the various components of non-interest income are discussed in more detail below.

Trust Fees. Trust fee income for 2010 increased $1.2 million, or 1.7%, compared to 2009 while trust fee income for 2009 decreased $7.3 million, or 9.8%, compared to 2008. Investment fees are the most significant component of trust fees, making up approximately 75% of total trust fees in 2010, approximately 74% of total trust fees in 2009 and approximately 67% of total trust fees in 2008. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees.

The increase in trust fee income during 2010 compared to 2009 was primarily the result of increases in investment fees (up $1.6 million) and real estate fees (up $414 thousand) partly offset by decreases in financial consulting fees (down $560 thousand) and securities lending income (down $429 thousand). The increase in investment fees was primarily due to the general appreciation in the market values of assets in trust accounts on which these fees are generally based. Equity valuations during 2010 have been higher on average compared to 2009, recovering somewhat from the market correction in equity valuations which began in the latter part of 2008 and reached its lowest levels during the first quarter of 2009. The decrease in securities lending income during 2010 was primarily related to a decrease in transaction spreads.

The decrease in trust fee income during 2009 compared to 2008 was primarily the result of decreases in oil and gas trust management fees (down $4.7 million), securities lending income (down $929 thousand), custody fees (down $668 thousand), investment fees (down $521 thousand) and estate fees (down $434 thousand). The decrease in oil and gas trust management fees was primarily due to decreases in oil and natural gas prices, which impacted the amount of royalties received and decreases in new lease bonuses. The decrease in securities lending income was due in part to higher transaction spreads in 2008. The decreases in investment and custody fees were primarily due to the general decline in the market values of assets in trust accounts on which these fees are generally based. Equity valuations during 2009 were lower on average compared to 2008, the impact of which was partly mitigated as bond valuations were higher as a result of lower market interest rates. The Corporation’s success with business development activities and customer retention, helped dampen the effect of the lower average equity valuations.

At December 31, 2010, trust assets, including both managed assets and custody assets, were primarily composed of fixed income securities (43.7% of trust assets), equity securities (41.1% of trust assets) and cash equivalents (9.1% of trust assets). The estimated fair value of trust assets was $24.9 billion (including managed assets of $9.9 billion and custody assets of $15.0 billion) at December 31, 2010 compared to $22.7 billion (including managed assets of $10.4 billion and custody assets of $12.3 billion) at December 31, 2009 and $21.7 billion (including managed assets of $9.9 billion and custody assets of $11.8 billion) at December 31, 2008.

Service Charges on Deposit Accounts. Service charges on deposit accounts for 2010 decreased $3.7 million, or 3.6%, compared to 2009. The decrease in service charges on deposit accounts was due to a decrease in service charges on commercial accounts (down $3.1 million) and overdraft/insufficient funds charges on consumer accounts (down $2.3 million). These decreases were partly offset by an increase in point of sale income from PIN-based debit card transactions (up $1.9 million). The decrease in service charges on commercial accounts during 2010 was primarily related to a decrease in billable services. The decrease in overdraft/insufficient funds charges on consumer accounts during 2010 was partly related to a new rule issued by the Federal Reserve Board that became effective in the third quarter of 2010, as further discussed below. The increase in point of sale income from PIN-based debit card transactions during 2010 was partly related to an increase in the interchange pricing structure and, to a lesser extent, an increase in the volume of transactions.

Service charges on deposit accounts for 2009 increased $14.9 million, or 17.0%, compared to 2008. The increase was primarily related to service charges on commercial accounts (up $13.2 million). The increase in service charges on commercial accounts was primarily related to increased treasury management fees. The increased treasury management fees resulted primarily from a lower earnings credit rate. The earnings credit rate is the value given to deposits maintained by treasury management customers. Because average market interest rates were lower during 2009 compared to 2008, deposit balances were less valuable and yielded a lower earnings credit rate. As a result, customers paid for more of their services through fees rather than with earnings credits applied to their deposit balances.

Overdraft/insufficient funds charges totaled $39.0 million during 2010 compared to $41.1 million in 2009 and $40.5 million in 2008. Overdraft/insufficient funds charges included $30.4 million, $32.6 million and $32.0 million related to consumer accounts during 2010, 2009 and 2008, respectively, and $8.6 million, $8.5 million and $8.5 million related to commercial accounts during 2010, 2009 and 2008, respectively. Beginning in the third quarter of 2010, a new rule issued by the Federal Reserve Board prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Consumers must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. The Corporation cannot provide any assurance as to the ultimate impact of this rule on the amount of overdraft/insufficient funds charges reported in future periods.

The Corporation had point of sale income from PIN-based debit card transactions totaling $6.2 million, $4.3 million and $3.5 million during 2010, 2009 and 2008, respectively. As stated previously in the section captioned “Supervision and Regulation” included in Item 1. Business, elsewhere in this report, the Dodd-Frank Act amended the EFTA to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers, such as Frost Bank. In December 2010, the Federal Reserve proposed a new regulation that, among other things, establishes standards for determining whether an interchange fee received or charged by an issuer with respect to an electronic debit transaction is reasonable and proportional to the cost incurred by the issuer with respect to the transaction. These new standards would take effect on July 21, 2011 and would apply to issuers, such as the Corporation, that, together with their affiliates, have assets of $10 billion or more. The Federal Reserve is requesting comment on two alternative interchange fee standards that would apply to all covered issuers. One alternative would be based on each issuer’s costs, with a safe harbor (initially set at 7 cents per transaction) and a cap (initially set at 12 cents per transaction); and the other a stand-alone cap (initially set at 12 cents per transaction). Under both alternatives, circumvention or evasion of the interchange fee limitations would be prohibited. Because of the uncertainty as to the final outcome of the Federal Reserve’s rulemaking process, the Corporation cannot provide any assurance as to the ultimate impact of this proposal on the amount of point of sale income from PIN-based debit card transactions reported in future periods; however, based on the current proposal the Corporation’s revenues from these transactions would likely be reduced to less than one third of current levels. Also see the discussion regarding income from Visa check card usage below under “Other Non-Interest Income.”

Insurance Commissions and Fees. Insurance commissions and fees for 2010 increased $919 thousand, or 2.8%, compared to 2009. The increase was related to an increase in commission income (up $945 thousand). Insurance commissions and fees for 2009 increased $192 thousand, or 0.6%, compared to 2008. The increase was related to an increase in commission income (up $140 thousand).

Insurance commissions and fees include contingent commissions which totaled $3.8 million during 2010 and 2009 and $3.7 million during 2008. Contingent commissions primarily consist of amounts received from various property and casualty insurance carriers. The carriers use several non-client specific factors to determine the amount of the contingency payments. Such factors include the aggregate loss performance of insurance policies previously placed and the volume of business, among other things. Such commissions are seasonal in nature and are mostly received during the first quarter of each year. These commissions totaled $2.5 million in 2010, $2.8 million in 2009 and $3.0 million in 2008. Contingent commissions also include amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. These commissions totaled $1.2 million in 2010, $972 thousand in 2009 and $716 thousand in 2008.

Other Charges, Commissions and Fees. Other charges, commissions and fees for 2010 increased $2.8 million, or 9.9%, compared to 2009. The increase in other charges, commissions and fees was primarily related to increases in commission income related to the sale of mutual funds (up $1.4 million), mutual fund management fees (up $1.2 million) and unused balance fees on loan commitments (up $711 thousand). These increases were partly offset by a decrease in commission income related to the sale of money market accounts (down $1.0 million). The increase in commission income related to the sale of mutual funds and the concurrent decrease in commission income related to the sale of money market accounts reflects the apparent increased willingness of customers to invest in equities as market conditions have improved. The decrease in commission income related to the sale of money market accounts was also partly related to lower marketing fees paid by fund companies.

Other charges, commissions and fees for 2009 decreased $7.9 million, or 22.1%, compared to 2008. The decrease was primarily due to a decrease in investment banking fees related to corporate advisory services (down $4.2 million) and decreases in commission income related to the sale of money market accounts (down $2.9 million), account management fees (down $877 thousand), annuities (down $752 thousand), federal funds agent fees (down $564 thousand) and receivables factoring income (down $414 thousand), as well as decreases in various other categories of service charges. Investment banking fees related to corporate advisory services are transaction based and can vary significantly from year to year. The decreases in commission income related to the sale of money market accounts, annuities and mutual funds were partly related to decreases in volumes due to weaker market conditions. Additionally, the decrease in commission income related to the sale of money market accounts was also related to a reduction in marketing fees paid by fund companies. The decrease in account management fees relates to a line of business acquired in a 2006 acquisition that was phased-out in 2009. The decrease in federal funds agent fees was primarily related to decreases in pricing for competitive purposes. These decreases were partly offset by increases in mutual fund management fees related to Frost Investment Advisors, LLC, a registered investment advisor subsidiary of the Corporation which began operations in 2008 (up $795 thousand) and loan processing fees (up $409 thousand).

Net Gain/Loss on Securities Transactions. During 2010, the Corporation sold available-for-sale securities with an amortized cost totaling $10.0 billion and realized a net gain of $6 thousand on those sales. These securities were purchased during the first and second quarters of 2010 and subsequently sold in connection with certain tax planning strategies. During 2009, the Corporation sold available-for-sale securities with an amortized cost totaling $206.2 million and realized a net gain of $283 thousand on those sales. The majority of the securities sold were Freddie Mac mortgage-backed securities. During the fourth quarter of 2009, the Corporation purchased approximately $404.9 million of Freddie Mac TBA (to be announced) mortgage-backed securities. The Corporation subsequently sold these securities prior to settlement and realized a net loss of $1.5 million. The Corporation instead invested the funds in mortgage-backed securities issued by Ginnie Mae. During 2008, the Corporation sold available-for-sale securities with an amortized cost totaling $4.9 billion and realized a related net loss of $159 thousand. The Corporation sold $599.1 million of securities during the first quarter of 2008 in connection with a restructuring of the Corporation’s securities portfolio to help improve net interest income in light of actions taken by the Federal Reserve that resulted in 200 basis point declines in both the federal funds rate and the prime interest rate. The proceeds from the sales were reinvested in longer-term securities with higher yields. The Corporation sold $257.2 million of securities during the second quarter of 2008, of which approximately $190.0 million were primarily sold for liquidity management purposes to fund loan growth. During the third quarter of 2008, the Corporation sold its entire portfolio (with a book value totaling $32.0 million) of unsecured, non-mortgage-backed securities issued by U.S. government agencies and corporations due to increasing risks associated with these investments. During the fourth quarter of 2008, the Corporation purchased and subsequently sold $4.0 billion of securities in connection with certain tax planning strategies.

Other Non-Interest Income. Other non-interest income decreased $14.1 million, or 21.9%, for 2010 compared to 2009. The decrease was primarily related to a $17.7 million gain realized in the fourth quarter of 2009 related to the termination of interest rate swaps on certain Federal Home Loan Bank advances. See Note 15 - Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report for additional information related to the interest rate swaps. Excluding this gain from 2009, other non-interest income would have effectively increased $3.6 million for 2010. Contributing to this effective increase were increases in income from Visa check card usage (up $2.6 million), income from securities trading and customer derivative activities (up $1.5 million) and mineral interest income (up $726 thousand). Income from securities trading and customer derivative activities primarily relates to customer interest rate swap transaction fees. Mineral interest income is related to bonus, rental and shut-in payments and oil and gas royalties received from severed mineral interests on property owned by Main Plaza Corporation, a wholly owned non-banking subsidiary of the Corporation. The increases in the aforementioned items were partly offset by decreases in gains on the sale of assets/foreclosed assets (down $574 thousand), lease rental income (down $566 thousand) and earnings on the cash surrender value of life insurance policies (down $322 thousand).

Other non-interest income increased $7.5 million, or 13.2%, for 2009 compared to 2008. The increase was primarily related to the aforementioned $17.7 million gain related to the termination of interest rate swaps on certain Federal Home Loan Bank advances. The increase in other non-interest income also included an increase in income from Visa check card usage (up $1.4 million). These increases were partly offset by decreases in income from securities trading and customer derivative activities (down $2.4 million), sundry income from various miscellaneous items (down $2.4 million), gains on the sale of student loans (down $1.7 million), mineral interest income (down $1.5 million), earnings on cashier check balances (down $1.4 million), lease rental income (down $884 thousand) and gains on sale of assets (down $805 thousand). The decrease in income from securities trading and customer derivative activities primarily relates to a decrease in the volume of customer interest rate swap transactions. Sundry income from various miscellaneous items generally includes income from non-recurring items. Sundry income for 2008 included $2.8 million in income recognized from the collection of loan interest and other charges written-off in prior years, as well as $1.9 million related to the partial redemption of shares received from the VISA, Inc. initial public offering. During the second quarter of 2008, the Corporation elected to discontinue the origination of student loans for resale, aside from previously outstanding commitments. Sales of student loans during 2009 were limited as the Corporation’s student loan servicer had not been able to obtain the necessary funding required to purchase the loans. Earnings on cashier check balances decreased as the Corporation began maintaining cashiers check balances in-house during the second quarter of 2008. While the Corporation no longer receives third-party fees on cashier check balances, maintaining such balances in-house provides investable funds from which the Corporation derives interest income. Gains on the sale of assets during 2008 included a $1.1 million gain related to a tract of land sold in connection with an eminent domain condemnation.

The Corporation had income from Visa check card usage totaling $21.1 million, $18.5 million and $17.1 million during 2010, 2009 and 2008. As stated previously in the section captioned “Supervision and Regulation” included in Item 1. Business, elsewhere in this report, the Dodd-Frank Act amended the EFTA to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers, such as Frost Bank. As more fully discussed above relative to point of sale income from PIN-based debit card transactions under “Service Charges on Deposit Accounts,” in December 2010, the Federal Reserve proposed a new regulation which, if enacted, will significantly impact the level of interchange fees that may be charged. Because of the uncertainty as to the final outcome of the Federal Reserve’s rulemaking process, the Corporation cannot provide any assurance as to the ultimate impact of this proposal on the amount of income from Visa check card usage reported in future periods; however, based on the current proposal the Corporation’s revenues from Visa check card usage would likely be reduced to less than one third of current levels.

Non-Interest Expense

The components of non-interest expense were as follows:

	2010	2009	2008

Salaries and wages	$239,589	$230,643	$225,943
Employee benefits	52,352	55,224	47,219
Net occupancy	46,166	44,188	40,464
Furniture and equipment	47,651	44,223	37,799
Deposit insurance	20,451	25,812	4,597
Intangible amortization	5,125	6,537	7,906
Other	124,207	125,611	122,717

Total	$535,541	$532,238	$486,645

Total non-interest expense for 2010 increased $3.3 million, or 0.6%, compared to 2009 while total non-interest expense for 2009 increased $45.6 million, or 9.4%, compared to 2008. Changes in the various components of non-interest expense are discussed below.

Salaries and Wages. Salaries and wages for 2010 increased $8.9 million, or 3.9%, compared to 2009. The increase was primarily related to increases in incentive compensation expense (up $6.1 million), normal annual merit increases and an increase in stock-based compensation expense partly offset by a decrease in headcount, a decrease in overtime expense and an increase in cost deferrals related to lending activity. During 2009, the level of incentive compensation was below targeted levels as financial performance for the Corporation was below budget.

Salaries and wages for 2009 increased $4.7 million, or 2.1%, compared to 2008. The increase was primarily related to normal annual merit increases, a decrease in cost deferrals related to lending activity and an increase in stock-based compensation expense. The impact of these items was partly offset by a decrease in incentive compensation expense (down $7.2 million).

Employee Benefits. Employee benefits expense for 2010 decreased $2.9 million, or 5.2%, compared to 2009. The decrease during 2010 was primarily related to decreases in expenses related to the Corporation’s defined benefit retirement plan (down $3.4 million) and expenses related to the Corporation’s 401(k) and profit sharing plans (down $195 thousand). These decreases were partly offset by increases in medical insurance expense (up $529 thousand) and payroll taxes (up $256 thousand).

Employee benefits expense for 2009 increased $8.0 million, or 17.0%, compared to 2008. The increase was primarily related to increases in expenses related to the Corporation’s defined benefit retirement and restoration plans (up $3.3 million), expenses related to the Corporation’s 401(k) and profit sharing plans (up $2.4 million) and medical insurance expense (up $2.1 million).

The Corporation’s defined benefit retirement and restoration plans were frozen effective as of December 31, 2001 and were replaced by the profit sharing plan. Management believes these actions help reduce the volatility in retirement plan expense. However, the Corporation still has funding obligations related to the defined benefit and restoration plans and could recognize retirement expense related to these plans in future years, which would be dependent on the return earned on plan assets, the level of interest rates and employee turnover. The Corporation recognized a net benefit related to the defined benefit retirement and restoration plans of $369 thousand in 2010 compared to a net expense of $3.1 million in 2009 and a net benefit of $269 thousand in 2008. Future benefits/expense related to these plans is dependent upon a variety of factors, including the actual return on plan assets. The decrease in expense related to the Corporation’s defined benefit retirement plan during 2010 compared to 2009 was partly related to a higher than expected return on plan assets during 2009. The increase in expense related to the Corporation’s defined benefit retirement plan during the 2009 compared to 2008 was partly the result of a weaker return on plan assets during 2008.

For additional information related to the Corporation’s employee benefit plans, see Note 11 - Employee Benefit Plans in the accompanying notes to consolidated financial statements included elsewhere in this report.

Net Occupancy. Net occupancy expense for 2010 increased $2.0 million, or 4.5%, compared to 2009. The increase was primarily related to increases in building depreciation (up $1.4 million), service contracts expense (up $606 thousand), repairs expense (up $411 thousand), building maintenance (up $410 thousand) and property taxes (up $291 thousand). Offsetting these increases were decreases in lease expense (down $458 thousand) and depreciation on leasehold improvements (down $341 thousand). The increases in building depreciation and property taxes were partly related to a new technology operations center placed into service during the first quarter of 2010. The decrease in depreciation on leasehold improvements during 2010 resulted as certain leasehold improvements were fully depreciated in 2009.

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

Furniture and Equipment. Furniture and equipment expense for 2010 increased $3.4 million, or 7.8%, compared to 2009. The increase was primarily related to increases in software amortization (up $2.0 million), equipment rental (up $1.4 million) and software maintenance (up $696 thousand) partly offset by a decrease in furniture and fixtures depreciation (down $539 thousand). The increases in software amortization and maintenance were primarily related to new applications placed into service in 2010 and 2009. The increase in equipment rental during 2010 was related to new equipment leases associated with the aforementioned new technology operations center.

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

Deposit Insurance. Deposit insurance expense totaled $20.5 million for 2010, compared to $25.8 million in 2009 and $4.6 million in 2008. As further discussed below, deposit insurance expense during 2009 included $7.3 million related to a one-time special assessment in the second quarter. Excluding the impact of the special assessment, deposit insurance expense increased $2.0 million during 2010 compared to 2009. The effective increase was primarily related to deposit growth. Average deposits during 2010 totaled $14.0 billion compared to $12.4 billion during 2009. Deposit insurance expense during 2010 was partly reduced as a result of the Corporation opting out of the Transaction Account Guarantee (“TAG”) component of the Temporary Liquidity Guarantee Program effective July 1, 2010.

The increase in deposit insurance expense during 2009 compared to 2008 was due to increases in the fee assessment rates during 2009 and a special assessment applied to all insured institutions as of June 30, 2009. With regard to the increase in fee assessment rates, the FDIC finalized a rule in December 2008 that raised the then current assessment rates uniformly by 7 basis points for the first quarter of 2009 assessment. The new rule resulted in annualized assessment rates for Risk Category 1 institutions ranging from 12 to 14 basis points. In February 2009, the FDIC amended the deposit insurance fund restoration plan, changed the risk-based assessment system and set assessment rates for Risk Category 1 institutions. Beginning in the second quarter of 2009, the initial base assessment rates for Risk Category 1 institutions range from 12 to 16 basis points, on an annualized basis, and from 7 to 24 basis points after the effect of potential base-rate adjustments, in each case depending upon various factors. The increase in deposit insurance expense during 2009 compared to 2008 was also partly related to the Corporation’s utilization of available credits to offset assessments during the first half of 2008. Also affecting the 2009 increase was an additional 10 basis point assessment paid on covered transaction accounts exceeding $250 thousand under the Temporary Liquidity Guaranty Program.

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

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011; however, as further discussed below, the FDIC subsequently elected to forgo this increase under a new Restoration Plan adopted in October 2010. In December 2009, the Corporation paid $64.5 million in prepaid risk-based assessments, which included $4.0 million related to the fourth quarter of 2009 that would have otherwise been payable in the first quarter of 2010. This amount is included in deposit insurance expense for 2009. The pre-paid deposit insurance included in accrued interest receivable and other assets in the accompanying consolidated balance sheet as of December 31, 2010 and 2009 totaled $43.6 million and $60.5 million, respectively.

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. Under the new restoration plan, the FDIC will forego the uniform three-basis point increase in initial assessment rates scheduled to take place on January 1, 2011 and maintain the current schedule of assessment rates for all depository institutions. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required. Concurrent with the adoption of the new restoration plan, the FDIC also issued a notice of proposed rulemaking that included new assessment rate schedules; however, as further discussed below, the FDIC re-proposed the new assessment schedules in November 2010 in connection with the proposal to change the assessment base.

In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for non-interest-bearing transaction accounts. The separate coverage for non-interest-bearing transaction accounts becomes effective on December 31, 2010 and terminates on December 31, 2012.

In November 2010, the FDIC issued a notice of proposed rulemaking to change the deposit insurance assessment base from total domestic deposits to average total assets minus average tangible equity, as required by the Dodd-Frank Act, effective April 1, 2011. The FDIC also issued a notice of proposed rulemaking to revise the deposit insurance assessment system for large institutions. The FDIC proposes to create a two scorecard system, one for most large institutions, including Frost Bank, that have more than $10 billion in assets and another for “highly complex” institutions that have over $50 billion in assets and are fully owned by a parent with over $500 billion in assets. Each scorecard would have a performance score and a loss-severity score that would be combined to produce a total score, which would be translated into an initial assessment rate. In calculating these scores, the FDIC would continue to utilize CAMELS ratings, would introduce certain new financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress, and would eliminate the use of risk categories and long-term debt issuer ratings. The FDIC would have the ability to make discretionary adjustments to the total score, up or down, by a maximum of 15 points, based upon significant risk factors that are not adequately captured in the scorecard. The total score would be constrained to be between 30 and 90 and would then translate to an initial base assessment rate on a non-linear, sharply-increasing scale.

For large institutions, including Frost Bank, the initial base assessment rate would range from 5 to 35 basis points on an annualized basis (basis points representing cents per $100 of assessable deposits). After the effect of potential base-rate adjustments, the total base assessment rate could range from 2.5 to 45 basis points on an annualized basis. The potential adjustments to an institution’s initial base assessment rate include (i) a potential decrease of up to 5 basis points for certain long-term unsecured debt (“unsecured debt adjustment”) and (ii) a potential increase of up to 10 basis points for brokered deposits in excess of 10% of domestic deposits (“brokered deposit adjustment”). As the DIF reserve ratio grows, the rate schedule will be adjusted downward. Additionally, the proposed rule includes a new adjustment for depository institution debt whereby an institution would pay an additional premium equal to 50 basis points on every dollar of long-term, unsecured debt held that was issued by another insured depository institution (excluding debt guaranteed under the TLGP). The final rule related to this proposal is expected to be effective April 1, 2011. The Corporation cannot provide any assurance as to the effect of any proposed change in its deposit insurance premium rate, should such a change occur, as such changes are dependent upon a variety of factors, some of which are beyond the Corporation’s control.

Intangible Amortization. Intangible amortization is primarily related to core deposit intangibles and, to a lesser extent, intangibles related to customer relationships and non-compete agreements. Intangible amortization totaled $5.1 million for 2010 compared to $6.5 million for 2009 and $7.9 million for 2008. The decrease in amortization expense during the comparable years was primarily the result of the completion of amortization of certain intangible assets, as well as a reduction in the annual amortization rate of certain intangible assets as the Corporation uses an accelerated amortization approach which results in higher amortization rates during the earlier years of the useful lives of intangible assets. The decreases in amortization were partly offset by the additional amortization related to intangible assets recorded in connection with acquisitions during 2008 and 2009. See Note 5 - Goodwill and Other Intangible Assets in the accompanying notes to consolidated financial statements included elsewhere in this report.

Other Non-Interest Expense. Other non-interest expense for 2010 decreased $1.4 million, or 1.1%, compared to 2009. Components of other non-interest expense with significant decreases included armored motor services expense (down $2.4 million), Federal Reserve service charges (down $1.4 million), amortization of net deferred costs related to loan commitments (down $1.2 million), outside computer services expense (down $1.1 million), depreciation expense related to leased properties (down $864 thousand) and supplies expense (down $822 thousand). Additionally, other non-interest expense in 2009 included $1.4 million related to a prepayment penalty on the early repayment of certain Federal Home Loan Bank advances further discussed in Note 7 - Borrowed Funds. Components of other non-interest expense with significant increases included losses on the sale/write-down of foreclosed assets (up $2.4 million), sundry expense from miscellaneous items (up $1.5 million), Visa check card expense (up $1.0 million), messenger services expense (up $1.2 million) and sub-advisor investment management fees related to Frost Investment Advisors, LLC (up $1.2 million). The implementation of remote check image capture at the Corporation’s branches has reduced the need for armored motor services. The Corporation now utilizes more cost effective messenger services. The increase in losses on the sale/write-down of assets during 2010 was partly due to the write-down of certain bank-owned properties.

Other non-interest expense for 2009 increased $2.9 million, or 2.4%, compared to 2008. Significant components of other non-interest expense with increases compared to 2008 included losses on the sale/write-down of foreclosed assets (up $2.3 million), property tax expense on foreclosed assets (up $2.1 million), cost deferrals related to lending activity (down $971 thousand), professional services expense (up $759 thousand) and sub-advisor investment management fees related to Frost Investment Advisors, LLC (up $670 thousand). Other non-interest expense also included the aforementioned $1.4 million related to a prepayment penalty on the early repayment of certain Federal Home Loan Bank advances. The increases in foreclosed asset related expenses/losses were primarily related to a significant increase in real estate foreclosures in 2009 as a result of weaker economic conditions. Significant components of other non-interest expense with decreases compared to 2008 included sundry expense from various miscellaneous items (down $2.8 million), amortization of net deferred costs related to loan commitments (down $1.3 million), travel expense (down $628 thousand) and meals and entertainment expense (down $584 thousand). Sundry expense from various miscellaneous items for 2008 included $1.1 million related to a settlement of certain patent infringement claims, $1.0 million related to costs associated with Hurricane Ike which impacted the Corporation’s Houston and Galveston market areas and $410 thousand related to a lease settlement.

Results of Segment Operations

The Corporation’s operations are managed along two operating segments: Banking and the Financial Management Group (“FMG”). A description of each business and the methodologies used to measure financial performance is described in Note 17 - Operating Segments in the accompanying notes to consolidated financial statements included elsewhere in this report. Net income (loss) by operating segment is presented below:

	2010	2009	2008

Banking	$210,351	$179,404	$188,955
Financial Management Group	7,624	8,642	26,863
Non-Banks	(9,211)	(9,012)	(8,563)

Consolidated net income	$208,764	$179,034	$207,255

Banking

Net income for 2010 increased $30.9 million, or 17.2%, compared to 2009. The increase was primarily the result of a $29.6 million increase in net interest income and a $21.8 million decrease in the provision for possible loan losses partly offset by a $14.4 million decrease in non-interest income, a $3.9 million increase in income tax expense and a $2.2 million increase in non-interest expense. Net income for 2009 decreased $9.6 million, or 5.1%, compared to 2008. The decrease was primarily the result of a $44.1 million increase in non-interest expense and a $27.6 million increase in the provision for possible loan losses partly offset by a $25.7 million decrease in income tax expense, a $19.6 million increase in non-interest income and a $16.8 million increase in net interest income.

Net interest income for 2010 increased $29.6 million, or 5.5%, compared to 2009 while net interest income for 2009 increased $16.8 million, or 3.2%, compared to 2008. The increases were for the most part the result of growth in the average volume of earning assets partly offset by a decrease in the average yield on interest-earning assets. The change in net interest income during 2009 compared to 2008 was also partly impacted by a difference in the number of days as 2008 included an extra day due to leap year. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.

The provision for possible loan losses for 2010 totaled $43.6 million compared to $65.4 million in 2009 and $37.8 million in 2008. During the third quarter of 2008, the Banking segment recorded a provision for possible loan losses totaling approximately $10 million for probable loan losses related to Hurricane Ike which impacted the Corporation’s Houston and Galveston market areas. See the analysis of the provision for possible loan losses included in the section captioned “Allowance for Possible Loan Losses” included elsewhere in this discussion.

Non-interest income for 2010 decreased $14.4 million, or 6.9%, compared to 2009. The decrease was primarily due to decreases in other non-interest income and service charges on deposits partly offset by increases in other charges, commissions and fees and insurance commissions as well as the impact of net securities gains/losses realized during the comparable years. The decrease in other non-interest income was primarily related to a $17.7 million gain realized in the fourth quarter of 2009 related to the termination of interest rate swaps on certain Federal Home Loan Bank advances. See Note 15 - Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report for additional information related to the interest rate swaps. Excluding the gain from 2009, other non-interest income would have effectively increased $3.6 million, in part due to increases in income from Visa check card usage and income from securities trading and customer derivative activities, primarily interest rate swap transaction fees. The decrease in service charges on deposit accounts was partly related to commercial accounts due, in part, to a decrease in service volumes for billable services. The decrease in service charges on deposit accounts was also partly related to a decrease in overdraft/insufficient funds charges on consumer accounts due, in part, to a new rule issued by the Federal Reserve Board which impacted such fees beginning in the third quarter of 2010. The increase in other charges, commissions and fees was primarily related to increases in unused balance fees on loan commitments, fees on letters of credit and fees related to accounts receivable factoring. Non-interest income for 2009 increased $19.6 million, or 10.4%, compared to 2008. The increase was primarily due to an increase in service charges on deposit accounts and other non-interest income partly offset by decreases in other charges, commissions and fees and a larger net loss on securities transactions. The increase in service charges on deposit accounts was primarily related to increased treasury management fees on commercial accounts. The increase in other non-interest income was primarily related to the aforementioned $17.7 million gain related to the termination of interest rate swaps on certain Federal Home Loan Bank advances. The decrease in other charges, commissions and fees was primarily related to decreases in investment banking fees related to corporate advisory services, federal funds agent fees and receivables factoring income. See further analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for 2010 increased $2.2 million, or 0.5%, compared to 2009. The increase was primarily related to increases in salaries and wages, furniture and equipment expense and occupancy expense partly offset by decreases in deposit insurance expense, employee benefits expense, other non-interest expense and intangible amortization. The increase in salaries and wages was mostly related to increases in incentive compensation, normal annual merit increases and stock-based compensation expense partly offset by a decrease in headcount, a decrease in overtime expense and an increase in cost deferrals related to lending activity. The increase in furniture and equipment expense was primarily related to increases in software amortization and maintenance related to new applications and equipment rental expense related to new equipment leases associated with a new technology operations center. The increase in occupancy expense was primarily related to increases in building depreciation and property taxes, which were partly related to the aforementioned new technology operations center as well as increases in service contracts, repairs expense and building maintenance. The decrease in deposit insurance expense during 2010 resulted as 2009 included $7.3 million related to a one-time special assessment. The decreases in employee benefits expense were primarily due to decreases in expenses related to the Corporation’s defined benefit retirement plan and expenses related to the Corporation’s 401(k) and profit sharing plans partly offset by increases in medical insurance expense and payroll taxes. The decrease in intangible amortization expense was primarily the result of the completion of amortization of certain intangible assets, as well as a reduction in the annual amortization rate of certain intangible assets. See further analysis of these categories of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

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

Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $34.6 million in 2010 compared to $33.6 million in 2009 and $33.3 million in 2008. Insurance commission revenues increased $964 thousand, or 2.9%, during 2010 compared to 2009 and increased $304 thousand, or 0.9%, during 2009 compared to 2008. The increases during both 2010 and 2009 were primarily related to higher commission income. See the analysis of insurance commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Financial Management Group (FMG)

Net income for 2010 decreased $1.0 million, or 11.8%, compared to 2009. The decrease was primarily due to a $3.0 million decrease in net interest income, a $624 thousand increase in non-interest expense partly offset by a $2.1 million increase in non-interest income and a $553 thousand decrease in income tax expense. Net income for 2009 decreased $18.2 million, or 67.8%, compared to 2008. The decrease was primarily due to a $13.9 million decrease in net interest income, a $12.6 million decrease in non-interest income and a $1.6 million increase in non-interest expense partly offset by a $9.8 million decrease in income tax expense.

Net interest income decreased $3.0 million, or 32.6%, in 2010 compared to 2009 and decreased $13.9 million, or 59.9%, in 2009 compared to 2008. The decreases were due to decreases in the average volume of funds provided due to decreases in the average volume of FMGs repurchase agreements which resulted from lower interest rates offered combined with a decrease in the funds transfer price received for providing those funds due to the lower interest rate environment.

Non-interest income for 2010 increased $2.1 million, or 2.5%, compared to 2009. The increase was primarily due to increases in other charges, commissions and fees (up $1.5 million) and trust fees (up $1.3 million). Non-interest income for 2009 decreased $12.6 million, or 13.0%, compared to 2008. The decrease was primarily due to decreases in trust fees (down $7.7 million) and other charges, commissions and fees (down $4.1 million).

Trust fee income is the most significant income component for FMG. Investment fees are the most significant component of trust fees, making up approximately 75% of total trust fees in 2010, approximately 74% of total trust fees in 2009 and approximately 67% in 2008. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. The increase in trust fee income during 2010 compared to 2009 was primarily the result of increases in investment fees and real estate fees partly offset by decreases in financial consulting fees and securities lending income. The decrease in trust fee income during 2009 compared to 2008 was primarily the result of decreases in oil and gas trust management fees, securities lending income, custody fees, investment fees and estate fees. See the analysis of trust fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

The increase in other charges, commissions and fees during 2010 compared to 2009 was primarily due to increases in commission income related to the sale of mutual funds and mutual fund management fees partly offset by a decrease in commission income related to the sale of money market accounts. The increase in commission income related to the sale of mutual funds and the concurrent decrease in commission income related to the sale of money market accounts reflects the apparent increased willingness of customers to invest in equities as market conditions have improved. The decrease in commission income related to the sale of money market accounts was also partly related to lower marketing fees paid by fund companies. The decrease in other charges, commissions and fees during 2009 compared to 2008 was primarily due to decreases in commission income related to the sale of money market accounts, annuities and mutual funds and a decrease in account management fees related to a line of business that was phased-out in 2009 offset by an increase in mutual fund management fees related to Frost Investment Advisors. Decreases in commission income related to the sale of money market accounts, annuities and mutual funds were partly related to decreases in volumes due to weaker market conditions. Additionally, the decrease in commission income related to the sale of money market accounts was also related to a reduction in marketing fees paid by fund companies.

Non-interest expense for 2010 increased $624 thousand, or 0.8%, compared to 2009. The increase was primarily due to an increase in other non-interest expense (up $989 thousand) partly offset by a decrease in salaries and wages (down $370 thousand). The increase in other non-interest expense was primarily due to increases in sub-advisor investment management fees related to Frost Investment Advisors, LLC and sundry expense from miscellaneous items, among other things, partly offset by a decrease in outside computer services expense. The decrease in salaries and wages was primarily related to decrease in incentive compensation as well as a decrease in stock-based compensation expense resulting from the forfeiture of certain awards.

Non-interest expense for 2009 increased $1.6 million, or 2.0%, compared to 2008. The increase was primarily due to an increase in salaries and wages and employee benefits (up $1.4 million on a combined basis). The increase in salaries and wages and employee benefits was primarily the result of increases in incentive and stock-based compensation expense and expenses related to employee benefit plans and medical insurance.

Non-Banks

The net loss for the Non-Banks operating segment for 2010 did not significantly fluctuate compared to 2009 as increases in legal and professional services expense, travel expense, property tax expense and income tax expense were mostly offset by an increase in mineral interest income and a decrease in interest expense. Mineral interest income is related to bonus, rental and shut-in payments and oil and gas royalties received from severed mineral interests on property owned by Main Plaza Corporation. The decrease in interest expense resulted from the redemption of $12.4 million of floating rate junior subordinated deferrable interest debentures during the third quarter of 2010. See Note 7 – Borrowed Funds in the accompanying notes to consolidated financial statements included elsewhere in this report for additional information related to this redemption.

The net loss for the Non-Banks operating segment increased $449 thousand for 2009 compared to 2008. The increased loss was largely related to a decrease in mineral interest income.

During the fourth quarter of 2008, the Non-Banks operating segment entered into an interest rate swap contract related to its variable-rate junior subordinated deferrable interest debentures issued in February 2004. The terms of the swap effectively convert the variable-rate debentures to a fixed rate for a period of five years. See Note 15 - Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report for additional information related to this swap.

Income Taxes

The Corporation recognized income tax expense of $57.6 million, for an effective rate of 21.6%, in 2010, compared to $53.7 million, for an effective tax rate of 23.1% in 2009 and $89.6 million, for an effective rate of 30.2%, in 2008. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies. The decrease in the effective tax rate during the comparable years was primarily the result of an increase in holdings of tax-exempt municipal securities.

Sources and Uses of Funds

The following table illustrates, during the years presented, the mix of the Corporation’s funding sources and the assets in which those funds are invested as a percentage of the Corporation’s average total assets for the period indicated. Average assets totaled $17.2 billion in 2010 compared to $15.7 billion in 2009 and $13.7 billion in 2008.

	2010	2009	2008

Sources of Funds:
Deposits:
Non-interest-bearing	29.2%	27.1%	26.4%
Interest-bearing	52.5	52.0	50.5
Federal funds purchased and repurchase agreements	2.8	3.9	7.4
Long-term debt and other borrowings	2.2	3.7	2.9
Other non-interest-bearing liabilities	1.5	1.7	1.3
Equity capital	11.8	11.6	11.5

Total	100.0%	100.0%	100.0%

Uses of Funds:
Loans	47.3%	55.1%	60.7%
Securities	30.3	27.1	24.3
Federal funds sold, resell agreements and interest-bearing deposits	11.6	5.7	1.7
Other non-interest-earning assets	10.8	12.1	13.3

Total	100.0%	100.0%	100.0%

Deposits continue to be the Corporation’s primary source of funding. Average deposits increased $1.6 billion, or 13.1% in 2010 compared to 2009 and $1.9 billion, or 17.9% in 2009 compared to 2008. Non-interest-bearing deposits remain a significant source of funding, which has been a key factor in maintaining the Corporation’s relatively low cost of funds. Non-interest-bearing deposits totaled 35.8% of total average deposits in 2010 and 34.3% in 2009 and 2008. As stated previously in the section captioned “Supervision and Regulation” included in Item 1. Business, elsewhere in this report, the Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. Although the ultimate impact of this legislation on the Corporation has not yet been determined, the Corporation expects the relative proportion of non-interest-bearing deposits to total deposits to decrease.

The Corporation primarily invests funds in loans and securities. Loans continue to be the largest component of the Corporation’s mix of invested assets despite decreasing balances during 2010 compared to 2009. Average loans decreased $527.4 million, or 6.1%, in 2010 compared to 2009 and increased $338.3 million, or 4.1%, in 2009 compared to 2008. Average securities increased $950.9 million, or 22.3%, in 2010 compared to 2009 and $936.0 million, or 28.1% in 2009 compared to 2008. Average federal funds sold, resell agreements and interest-bearing deposits increased $1.1 billion in 2010 compared to 2009 and $661.3 million in 2009 compared to 2008. The increases in average securities and average federal funds sold, resell agreements and other interest-bearing deposits during the comparable years were primarily funded by deposit growth.

Loans

Year-end loans were as follows:

	2010	Percentage of Total	2009	2008	2007	2006

Commercial and industrial:
Commercial	$3,479,349	42.9%	$3,577,758	$3,950,648	$3,472,759	$3,229,570
Leases	186,443	2.3	197,605	205,290	184,140	174,075
Asset-based	122,866	1.5	117,213	85,865	32,963	33,856

Total commercial and industrial	3,788,658	46.7	3,892,576	4,241,803	3,689,862	3,437,501
Commercial real estate:
Commercial mortgages	2,374,542	29.3	2,327,471	2,250,442	1,982,786	1,766,469
Construction	593,273	7.3	659,459	755,704	560,176	649,140
Land	234,952	2.9	259,200	346,591	397,319	407,055

Total commercial real estate	3,202,767	39.5	3,246,130	3,352,737	2,940,281	2,822,664
Consumer real estate:
Home equity loans	275,806	3.4	289,535	320,220	282,947	241,680
Home equity lines of credit	186,465	2.3	166,441	122,608	86,873	87,103
1-4 family residential mortgages	57,877	0.7	66,351	79,446	98,077	125,294
Construction	23,565	0.3	30,325	55,947	61,595	114,142
Other	254,551	3.1	275,780	266,862	220,897	185,185

Total consumer real estate	798,264	9.8	828,432	845,083	750,389	753,404

Total real estate	4,001,031	49.3	4,074,562	4,197,820	3,690,670	3,576,068
Consumer and other:
Consumer installment	319,384	3.9	346,255	349,641	325,351	314,227
Student loans held for sale	-	-	24,201	28,889	62,861	47,335
Other	28,234	0.4	52,406	53,662	29,891	27,703

Total consumer and other	347,618	4.3	422,862	432,192	418,103	389,265
Unearned discounts	(20,287)	(0.3)	(22,220)	(27,733)	(29,273)	(29,450)

Total	$8,117,020	100.0%	$8,367,780	$8,844,082	$7,769,362	$7,373,384

Overview. Year-end total loans decreased $250.8 million, or 3.0%, during 2010 compared to 2009. The Corporation stopped originating 1-4 family residential mortgage loans in 2000, and as such, this portfolio is excluded when analyzing the growth of the loan portfolio. Student loans are similarly excluded because the Corporation primarily originated these loans for resale. Accordingly, student loans were classified as held for sale. During 2008, the Corporation elected to discontinue the origination of student loans for resale, aside from previously outstanding commitments. All remaining student loans were sold during the second quarter of 2010. Excluding 1-4 family residential mortgages and student loans, year-end loans decreased $218.1 million, or 2.6%, during 2010 compared to 2009, decreased $458.5 million, or 5.3%, during 2009 compared to 2008, increased $1.1 billion, or 14.8% during 2008 compared to 2007 and increased $407.7 million, or 5.7%, during 2007 compared to 2006.

The majority of the Corporation’s loan portfolio is comprised of commercial and industrial loans and real estate loans. Commercial and industrial loans made up 46.7% and 46.5% of total loans at December 31, 2010 and 2009 while real estate loans made up 49.3% and 48.7% of total loans at December 31, 2010 and 2009. Real estate loans include both commercial and consumer balances.

Loan Origination/Risk Management. The Corporation has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions. See Note 3 – Loans in the accompanying notes to consolidated financial statements included elsewhere in this report for further details of the Corporation’s policies and procedures related to loan origination and risk management.

Commercial and Industrial Loans. Commercial and industrial loans decreased $103.9 million, or 2.7% from $3.9 billion at December 31, 2009 to $3.8 billion at December 31, 2010. The Corporation’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Corporation’s loan policy guidelines. The commercial and industrial loan portfolio also includes the commercial lease and asset-based lending portfolios as well as purchased shared national credits (“SNCs”), which are discussed in more detail below.

Industry Concentrations. As of December 31, 2010 and 2009, there were no concentrations of loans within any single industry in excess of 10% of total loans, as segregated by Standard Industrial Classification code (“SIC code”). The SIC code is a federally designed standard industrial numbering system used by the Corporation to categorize loans by the borrower’s type of business. The following table summarizes the industry concentrations of the Corporation’s loan portfolio, as segregated by SIC code. Industry concentrations are stated as a percentage of year-end total loans as of December 31, 2010 and 2009:

	2010	2009

Industry concentrations:
Energy	9.9%	9.9%
Medical services	6.5	5.7
Public finance	4.8	4.1
Services	3.3	3.7
General and specific trade contractors	3.0	2.6
Manufacturing, other	2.9	2.9
Building construction	2.8	3.2
Religion	2.7	2.8
Insurance	2.6	3.1
Legal services	2.0	2.0
Restaurants	1.9	2.1
All other (35 categories in 2010 and 2009)	57.6	57.9

Total loans	100.0%	100.0%

The Corporation’s largest concentration in any single industry is in energy. Year-end energy loans were as follows:

	2010	2009

Energy loans:
Production	$603,887	$647,177
Service	155,362	113,903
Manufacturing	23,459	37,395
Traders	20,793	25,986
Refining	3,387	5,124

Total energy loans	$806,888	$829,585

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

	2010			2009
	Number of Relationships	Period-End Balances		Number of Relationships	Period-End Balances
		Committed	Outstanding		Committed	Outstanding
Large credit relationships:
$20.0 million and greater	127	$4,168,836	$2,100,807	120	$4,103,100	$2,049,732
$10.0 million to $19.9 million	133	1,829,472	1,173,454	135	1,883,661	1,192,125

The average commitment per large credit relationship in excess of $20.0 million totaled $32.8 million at December 31, 2010 and $34.2 million at December 31, 2009. The average outstanding balance per large credit relationship with a commitment in excess of $20.0 million totaled $16.5 million at December 31, 2010 and $17.1 million at December 31, 2009. The average commitment per large credit relationship between $10.0 million and $19.9 million totaled $13.8 million at December 31, 2010 and $14.0 million at December 31, 2009. The average outstanding balance per large credit relationship with a commitment between $10 million and $19.9 million totaled $8.8 million at both December 31, 2010 and 2009.

Purchased Shared National Credits. Purchased SNCs are participations purchased from upstream financial organizations and tend to be larger in size than the Corporation’s originated portfolio. The Corporation’s purchased SNC portfolio totaled $460.0 million at December 31, 2010, decreasing $3.4 million, or 0.7%, from $463.4 million at December 31, 2009. At December 31, 2010, 66.9% of outstanding purchased SNCs was related to the energy industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the commercial and industrial portfolio, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of the Corporation’s customers. As a matter of policy, the Corporation generally only participates in SNCs for companies headquartered in or which have significant operations within the Corporation’s market areas. In addition, the Corporation must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes. The following table provides additional information about certain credits within the Corporation’s purchased SNCs portfolio as of year-end.

	2010			2009
	Number of Relationships	Period-End Balances		Number of Relationships	Period-End Balances
		Committed	Outstanding		Committed	Outstanding

Purchased shared national credits:
$20.0 million and greater	30	$788,980	$312,349	33	$774,196	$340,830
$10.0 million to $19.9 million	16	250,181	122,613	16	229,133	108,106

Real Estate Loans. Real estate loans totaled $4.0 billion at December 31, 2010, decreasing $73.5 million, or 1.8%, compared to $4.1 billion at December 31, 2009. Commercial real estate loans totaled $3.2 billion or 80.0% of total real estate loans, at December 31, 2010 and $3.2 billion, or 79.7% of total real estate loans, at December 31, 2009. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. The Corporation’s primary focus for the commercial real estate portfolio has been growth in loans secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan.

The following tables summarize the Corporation’s commercial real estate loan portfolio, as segregated by (i) the type of property securing the credit and (ii) the geographic region in which the loans were originated. Property type concentrations are stated as a percentage of year-end total commercial real estate loans as of December 31, 2010 and 2009:

	2010	2009

Property type:
Office/warehouse	16.7%	17.3%
Office building	16.5	16.7
Medical offices and services	8.4	7.0
Non-farm/non-residential	7.1	6.0
Religious	6.6	5.6
Retail	6.2	8.2
1-4 family	4.6	5.1
All other	33.9	34.1

Total commercial real estate loans	100.0%	100.0%

Geographic region:
Fort Worth	27.1%	27.4%
San Antonio	23.7	22.4
Houston	20.3	21.2
Austin	10.3	9.4
Dallas	8.0	9.3
Rio Grande Valley	5.5	5.3
Corpus Christi	5.1	5.0

Total commercial real estate loans	100.0%	100.0%

Consumer Loans. The consumer loan portfolio, including all consumer real estate, totaled $1.1 billion at December 31, 2010 and $1.2 billion at December 31, 2009. As the following table illustrates as of year-end, the consumer loan portfolio has four distinct segments, including consumer real estate (excluding 1-4 family residential mortgages), consumer installment, student loans held for sale and 1-4 family residential mortgages.

	2010	2009

Consumer real estate:
Home equity loans	$275,806	$289,535
Home equity lines of credit	186,465	166,441
Construction	23,565	30,325
Other	254,551	275,780

Total consumer real estate	740,387	762,081
Consumer installment	319,384	346,255
Student loans held for sale	-	24,201
1-4 family residential mortgages	57,877	66,351

Total consumer loans	$1,117,648	$1,198,888

Consumer real estate loans, excluding 1-4 family residential mortgages, decreased $21.7 million, or 2.8%, from December 31, 2009. Combined, home equity loans and lines of credit made up 62.4% and 59.8% of the consumer real estate loan total at December 31, 2010 and 2009. The Corporation offers home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans.

The consumer installment loan portfolio primarily consists of automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents, and other similar types of credit facilities.

As previously stated, the Corporation discontinued the origination of student loans for resale, aside from previously outstanding commitments, during 2008 and sold all remaining student loans during 2010. Student loans were primarily originated for resale on the secondary market and classified as “held for sale” though included in total loans in the consolidated balance sheet. Student loans were generally sold on a non-recourse basis after the deferment period ended; however, from time to time, the Corporation sold such loans prior to the end of the deferment period. The Corporation sold approximately $23.5 million of student loans during 2010 compared to $4.6 million during 2009 and $67.6 million during 2008.

In general, the Corporation no longer originates 1-4 family mortgage loans, however, from time to time, the Corporation may invest in such loans to meet the needs of its customers.

Foreign Loans. The Corporation makes U.S. dollar-denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at December 31, 2010 or 2009.

Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table presents the maturity distribution of the Corporation’s loans, excluding 1-4 family residential real estate loans, student loans and unearned discounts, at December 31, 2010. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate or LIBOR.

	Due in One Year or Less	After One, but Within Five Years	After Five Years	Total

Commercial and industrial	$1,943,652	$1,447,259	$397,747	$3,788,658
Real estate construction	258,137	245,796	112,905	616,838
Commercial real estate and land	458,960	1,145,942	1,004,592	2,609,494
Consumer and other	170,075	245,365	649,000	1,064,440

Total	$2,830,824	$3,084,362	$2,164,244	$8,079,430

Loans with fixed interest rates	$787,936	$926,495	$1,161,331	$2,875,762
Loans with floating interest rates	2,042,888	2,157,867	1,002,913	5,203,668

Total	$2,830,824	$3,084,362	$2,164,244	$8,079,430

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

Non-Performing Assets and Potential Problem Loans

Non-Performing Assets. Year-end non-performing assets and accruing past due loans were as follows:

	2010	2009	2008	2007	2006

Non-accrual loans:
Commercial and industrial	$60,408	$82,219	$27,123	$11,445	$20,813
Real estate	76,270	63,926	36,764	12,026	29,580
Consumer and other	462	722	1,287	972	1,811

Total non-accrual loans	137,140	146,867	65,174	24,443	52,204
Restructured loans	-	-	-	-	-
Foreclosed assets:
Real estate	27,339	33,305	12,312	4,596	5,500
Other	471	7	554	810	45

Total foreclosed assets	27,810	33,312	12,866	5,406	5,545

Total non-performing assets	$164,950	$180,179	$78,040	$29,849	$57,749

Ratio of non-performing assets to:
Total loans and foreclosed assets	2.03%	2.14%	0.88%	0.38%	0.78%
Total assets	0.94	1.11	0.52	0.22	0.44
Accruing past due loans:
30 to 89 days past due	$55,045	$90,173	$102,053	$45,290	$56,836
90 or more days past due	26,922	23,911	19,751	14,347	10,917

Total accruing past due loans	$81,967	$114,084	$121,804	$59,637	$67,753

Ratio of accruing past due loans to total loans:
30 to 89 days past due	0.68%	1.08%	1.16%	0.58%	0.77%
90 or more days past due	0.33	0.28	0.22	0.19	0.15

Total accruing past due loans	1.01%	1.36%	1.38%	0.77%	0.92%

Non-performing assets include non-accrual loans and foreclosed assets. Non-performing assets at December 31, 2010 decreased $15.2 million from December 31, 2009. In general, the level of non-performing assets in recent years is reflective of the weaker economic conditions which began in the latter part of 2008. Non-accrual commercial loans included three credit relationships in excess of $5 million totaling $25.8 million at December 31, 2010 and three credit relationships in excess of $5 million totaling $37.6 million at December 31, 2009. Non-accrual commercial and commercial real estate loans also included $6.5 million and $16.3 million in loans to certain Mexican borrowers at December 31, 2010 and December 31, 2009, respectively, primarily related to deterioration in the U.S. dollar exchange rate of the Mexican peso. These loans have third party insurance covering between 80% to 90% of the outstanding balance. Non-accrual real estate loans primarily consist of land development, 1-4 family residential construction credit relationships and loans secured by office buildings and religious facilities.

Non-performing assets at December 31, 2009 increased $102.1 million from December 31, 2008. The increase in non-accrual commercial loans was partly related to the addition of two credit relationships with an aggregate total of $31.4 million. Non-accrual commercial and commercial real estate loans at December 31, 2009 also included the aforementioned $16.3 million in loans to certain Mexican borrowers. The increase in non-accrual real estate loans was primarily related to land development and 1-4 family residential construction credit relationships. Non-performing assets at December 31, 2008 increased $48.2 million from December 31, 2007. The increase in non-performing assets was primarily related to land development and 1-4 family residential construction credit relationships. The increase was reflective of the deterioration of economic conditions during

2008, as well as overall growth in the loan portfolio. Non-performing assets at December 31, 2007 decreased $27.9 million from December 31, 2006. The decrease was largely related to a single credit relationship totaling $23.1 million. The properties securing this credit relationship were sold at auction during 2007.

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

Potential Problem Loans. Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. As of December 31, 2010, the Corporation had $33.8 million in loans of this type which are not included in either of the non-accrual or 90 days past due loan categories. At December 31, 2010, potential problem loans consisted of seven credit relationships. Of the total outstanding balance at December 31, 2010, 27.2% related to a customer in the credit collections industry, 17.8% related to a customer that provides contract services, 16.6% related to a customer that provides transportation services and 15.4 related to a customer that operates a hotel. Weakness in these companies’ operating performance has caused the Corporation to heighten the attention given to these credits.

Allowance For Possible Loan Losses

The allowance for possible loan losses is a reserve established through a provision for possible loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Corporation’s allowance for possible loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Corporation’s process for determining the appropriate level of the allowance for possible loan losses is designed to account for credit deterioration as it occurs. The provision for possible loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, classified and criticized loans and net charge-offs or recoveries, among other factors. The provision for possible loan losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance for possible loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools. See Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report for further details regarding the Corporation’s methodology for estimating the appropriate level of the allowance for possible loan losses.

The table below provides an allocation of the year-end allowance for possible loan losses by loan type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	2010		2009		2008		2007		2006

	Allowance for Possible Loan Losses	Percentage of Loans in each Category to Total Loans	Allowance for Possible Loan Losses	Percentage of Loans in each Category to Total Loans	Allowance for Possible Loan Losses	Percentage of Loans in each Category to Total Loans	Allowance for Possible Loan Losses	Percentage of Loans in each Category to Total Loans	Allowance for Possible Loan Losses	Percentage of Loans in each Category to Total Loans

Commercial and industrial	$57,789	46.7%	$57,394	46.5%	$51,534	48.0%	$50,245	47.1%	$44,603	46.2%
Real estate	31,757	49.3	31,074	48.7	29,145	47.5	20,800	47.5	24,955	48.5
Consumer and other	11,974	4.0	16,929	4.8	18,846	4.5	13,426	5.4	10,363	5.3
Unallocated	24,796	-	19,912	-	10,719	-	7,868	-	16,164	-

Total	$126,316	100.0%	$125,309	100.0%	$110,244	100.0%	$92,339	100.0%	$96,085	100.0%

During 2010, the reserve allocated to commercial and industrial loans and real estate loans did not significantly fluctuate compared to 2009 as the effect of a slight decrease in the level of classified loans as well as decreases in the overall volume of commercial and industrial loans and real estate loans was offset by the effect of increases in the historical loss allocation factors applied to both classified and non-classified loans. The base historical loss allocation for each category of loans is the product of the volume of loans within each level of risk classification and the historical loss allocation factor for that particular level of risk classification, adjusted, as necessary to reflect the impact of current conditions. The base historical loss allocation is then adjusted upwards utilizing an environmental adjustment factor that is based upon a more qualitative analysis of risk. The historical loss allocation factors for non-classified loans determined based upon actual historical experience were adjusted upwards given the continued higher levels of net charge-offs relative to historical average and the continued uncertain economic conditions. Specific valuation allowances related to commercial and industrial loans decreased approximately $2.8 million in 2010 compared to 2009 while specific valuation allowances related to real estate loans increased $2.8 million in 2010 compared to 2009. The decrease in the reserve allocated to consumer and other loans during 2010 compared to 2009 was primarily related to a decrease in the volume of such loans. Despite improving economic conditions relative to 2009, the increase in the unallocated portion of the allowance for possible loan losses during 2010 compared to 2009 is reflective of continued weakness in certain business sectors, high unemployment and relatively low consumer spending activity.

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

During 2007, the reserve allocated to commercial and industrial loans increased compared to 2006 primarily due to an increase in general valuation allowances related to large balance and highly leveraged credit relationships that exceed specified risk grades and an increase in the level of classified loans which impacted the level of allocations required based upon historical loss experience. The increase from these items was partly offset by a decrease in specific valuation allowances. Specific valuation allowances related to commercial and industrial loans decreased approximately $5.5 million in 2007 compared to 2006. The decrease in the reserve allocated to real estate loans during 2007 compared to 2006 was primarily related to a decrease in specific valuation allowances of approximately $3.0 million and a decrease in general valuation allowances previously allocated to compensate for concentration risk related to certain higher-risk categories of real estate loans. The decrease in specific valuation allowances related to real estate loans was primarily due to the charge-off of a large credit relationship during 2007, as further discussed below. Specific valuation allowances related to this credit relationship totaled $2.0 million at December 31, 2006. The increase in the reserve allocated to consumer and other loans during 2007 compared to 2006 was primarily due to growth in the consumer loan portfolio combined with an increase in the historical loss ratio associated with consumer loans. The unallocated portion of the allowance for possible loan losses decreased during 2007 compared to 2006. During 2006, higher unallocated reserves were maintained in part due to the relative uncertainty of the credit quality of certain loans acquired in connection with an acquisition during the fourth quarter of 2006.

Activity in the allowance for possible loan losses is presented in the following table.

	2010	2009	2008	2007	2006

Balance of allowance for possible loan losses at beginning of year	$125,309	$110,244	$92,339	$96,085	$80,325
Provision for possible loan losses	43,611	65,392	37,823	14,660	14,150
Allowance for possible loan losses acquired	-	-	-	-	12,720
Charge-offs:
Commercial and industrial	(31,324)	(35,432)	(13,910)	(7,541)	(10,983)
Real estate	(10,206)	(12,132)	(6,855)	(9,309)	(727)
Consumer and other	(11,893)	(12,047)	(8,422)	(8,309)	(7,223)

Total charge-offs	(53,423)	(59,611)	(29,187)	(25,159)	(18,933)
Recoveries:
Commercial and industrial	2,794	2,525	3,285	2,125	3,019
Real estate	1,603	497	1,101	331	483
Consumer and other	6,422	6,262	4,883	4,297	4,321

Total recoveries	10,819	9,284	9,269	6,753	7,823

Net charge-offs	(42,604)	(50,327)	(19,918)	(18,406)	(11,110)

Balance at end of year	$126,316	$125,309	$110,244	$92,339	$96,085

Net charge-offs as a percentage of average loans	0.52%	0.58%	0.24%	0.25%	0.17%
Allowance for possible loan losses as a percentage of year-end loans	1.56	1.50	1.25	1.19	1.30
Allowance for possible loan losses as a percentage of year-end non-accrual loans	92.11	85.32	169.15	377.77	184.06
Average loans outstanding during the year	$8,125,150	$8,652,563	$8,314,265	$7,464,140	$6,523,906
Loans outstanding at year-end	8,117,020	8,367,780	8,844,082	7,769,362	7,373,384
Non-accrual loans outstanding at year-end	137,140	146,867	65,174	24,443	52,204

As stated above, the provision for possible loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for possible loan losses decreased $21.8 million in 2010 to $43.6 million compared to $65.4 million in 2009 and increased $27.6 million in 2009 compared to $37.8 million in 2008. The decrease in the provision for possible loan losses during 2010 is reflective of a decrease in the level of net charge-offs compared to 2009 as well as decreases in the level of classified loans and overall loan volumes. The increase in the provision for possible loan losses during 2009 compared to 2008 was partly due to higher levels of net charge-offs and an increase in classified loans related to the weaker economic conditions. The weak economic conditions particularly affected the performance of many of the Corporation’s land development and 1-4 family residential construction credit relationships. The increase in 2008 compared to 2007 was partly due to a provision totaling approximately $10 million for probable loan losses related to Hurricane Ike which impacted the Corporation’s Houston and Galveston market areas during the third quarter of 2008. In determining the amount of the provision, the Corporation identified customers that were likely impacted by the hurricane based on their geographic location. The Corporation adjusted risk grades for loans to these customers based on estimated loan payment abilities and loss of collateral value. Furthermore, the Corporation increased the historical loss allocation factors for all lower-risk, “pass” loans to customers within the areas directly impacted by Hurricane Ike and the greater Houston/Galveston market area as a whole. The increase in the provision for possible loan losses was also partly due to an increase in classified loans and the overall growth in loans, which increased $1.1 billion, or 13.8%, during 2008 compared to 2007.

Net charge-offs during 2010 decreased $7.7 million compared to 2009 while net charge-offs in 2009 increased $30.4 million compared to 2008. As a percentage of average loans, net charge-offs decreased 6 basis points in 2010 compared to 2009 and increased 34 basis points in 2009 compared to 2008. The decrease in charge-offs in 2010 is reflective of a stabilization of the trend of increasing classified assets experienced through-out 2009 and early 2010 as well as the Corporation’s ability to manage the overall credit quality of the loan portfolio. The increase in net charge-offs in 2009 is related to the deterioration of economic conditions which began in 2008. During 2007, the Corporation recognized real estate related charge-offs totaling $6.3 million related to a single credit relationship. Excluding the effect of the charge-offs related to this credit relationship from 2007, net charge-offs for 2008 would have increased $7.8 million and 8 basis points as a percentage of average loans. This effective increase in net charge-offs is reflective of the increase in classified assets related to the deterioration of economic conditions, as well as overall growth in the loan portfolio during 2008.

The ratio of the allowance for possible loan losses to total loans increased 6 basis points from 1.50% at December 31, 2009 to 1.56% at December 31, 2010, which is reflective of the overall decrease in the volume of loans. Management believes the level of the allowance for possible loan losses was adequate as of December 31, 2010. Should any of the factors considered by management in evaluating the adequacy of the allowance for possible loan losses change, the Corporation’s estimate of probable loan losses could also change, which could affect the level of future provisions for possible loan losses.

Securities

Year-end securities were as follows:

	2010		2009		2008

	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total

Held to maturity:
U.S. Treasury	$247,421	4.5%	$-	-%	$-	-%
Residential mortgage-backed securities	4,405	0.1	5,115	0.1	5,948	0.2
States and political subdivisions	30,803	0.6	-	-	-	-
Other	1,000	-	1,000	-	1,000	-

Total	283,629	5.2	6,115	0.1	6,948	0.2
Available for sale:
U.S. Treasury	987,031	18.1	400,255	8.2	24,999	0.7
Residential mortgage-backed securities	2,091,330	38.3	2,577,309	52.5	2,560,871	71.6
States and political subdivisions	2,040,300	37.4	1,868,658	38.1	931,073	26.0
Other	38,809	0.7	38,035	0.8	37,586	1.1

Total	5,157,470	94.5	4,884,257	99.6	3,554,529	99.4
Trading:
U.S. Treasury	14,986	0.3	16,126	0.3	14,489	0.4
States and political subdivisions	115	-	-	-	-	-
Common stock	-	-	-	-	63	-

Total	15,101	0.3	16,126	0.3	14,552	0.4

Total securities	$5,456,200	100.0%	$4,906,498	100.0%	$3,576,029	100.0%

The following tables summarize the maturity distribution schedule with corresponding weighted-average yields of securities held to maturity and securities available for sale as of December 31, 2010. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 35%. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as available for sale include stock in the Federal Reserve Bank and the Federal Home Loan Bank, which have no maturity date. These securities have been included in the total column only.

	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield

Held to maturity
U.S. Treasury	$-	-%	$-	-%	$247,421	3.44%	$-	-%	$247,421	3.44%
Residential mortgage- backed securities	-	-	37	9.48	846	4.71	3,522	2.97	4,405	3.36
States and political subdivisions	-	-	-	-	-	-	30,803	5.68	30,803	5.68
Other	-	-	1,000	1.76	-	-	-	-	1,000	1.76

Total	$-	-	$1,037	2.04	$248,267	3.44	$34,325	5.40	$283,629	3.68

Available for Sale
U.S. Treasury	$200,586	0.96%	$786,445	1.59%	$-	-%	$-	-%	$987,031	1.46%
Residential mortgage- backed securities	-	-	27,045	5.06	497,053	4.64	1,567,232	4.50	2,091,330	4.54
States and political subdivisions	32,042	7.16	73,755	5.39	160,308	5.52	1,774,195	6.64	2,040,300	6.52
Other	-	-	-	-	-	-	-	-	38,809	-

Total	$232,628	1.80	$887,245	2.00	$657,361	4.85	$3,341,427	5.66	$5,157,470	4.74

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

At December 31, 2010, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of the Corporation’s shareholders’ equity.

The average taxable-equivalent yield on the securities portfolio was 5.02% in 2010 compared to 5.45% in 2009 and 5.41% in 2008. The decrease in 2010 compared to 2009 was primarily related to a decrease in the yield on taxable securities as proceeds from principal repayments were reinvested at lower market rates. The impact of lower market rates on the overall taxable-equivalent yield on securities was partly mitigated by an increase in the relative proportion of average funds invested in higher-yielding, tax-exempt municipal securities. Tax-exempt municipal securities increased to 37.0% of average securities in 2010 from to 34.0% in 2009 and 16.7% in 2008. The average yield on taxable securities was 3.84% in 2010 compared to 4.58% in 2009 and 5.17% in 2008, while the average taxable- equivalent yield on tax-exempt securities was 7.04% in 2010 compared to 7.15% in 2009 and 6.61% in 2008. The growth in tax-exempt municipal securities during 2010 and 2009 was, for the most part, related to investments in local school district general obligation bonds guaranteed by the Texas Permanent School Fund, which has a “triple-A” insurer financial strength rating. See the section captioned “Net Interest Income” included elsewhere in this discussion. The overall growth in the securities portfolio over the comparable periods was primarily funded by deposit growth.

Deposits

The table below presents the daily average balances of deposits by type and weighted-average rates paid thereon during the years presented:

	2010		2009		2008
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Non-interest-bearing demand deposits:
Commercial and individual	$4,546,054		$3,793,195		$3,246,169
Correspondent banks	310,599		360,238		311,034
Public funds	167,127		105,051		57,544

Total	5,023,780		4,258,484		3,614,747

Interest-bearing deposits:
Private accounts:
Savings and interest checking	2,277,982	0.13%	2,024,867	0.15%	1,694,688	0.19%
Money market accounts	5,066,747	0.35	4,152,225	0.60	3,492,935	1.47
Time accounts of $100,000 or more	634,185	0.67	841,063	1.76	755,598	3.24
Time accounts under $100,000	616,903	0.63	768,615	1.56	604,391	3.18
Public funds	428,022	0.22	374,373	0.41	368,760	1.72

Total	9,023,839	0.33	8,161,143	0.69	6,916,372	1.52

Total deposits	$14,047,619	0.21	$12,419,627	0.45	$10,531,119	1.00

Average deposits increased $1.6 billion, or 13.1% in 2010 compared to 2009 and increased $1.9 billion, or 17.9% in 2009 compared to 2008. The most significant volume growth during the comparable years was in money market accounts, non-interest-bearing commercial and individual accounts and savings and interest checking accounts. The ratio of average interest-bearing deposits to total average deposits was 64.2% in 2010 compared to 65.7% in both 2009 and 2008. The average cost of interest-bearing deposits and total deposits was 0.33% and 0.21% during 2010 compared to 0.69% and 0.45% during 2009 and 1.52% and 1.00% during 2008. The decrease in the average cost of interest-bearing deposits during the comparable periods was primarily the result of decreases in interest rates offered on certain deposit products due to decreases in average market interest rates and decreases in renewal interest rates on maturing certificates of deposit given the current low interest rate environment. Additionally, during 2010 compared to 2009, relative proportion of higher-cost time accounts to total average interest-bearing deposits decreased from 19.7% in 2009 to 13.9% in 2010. As stated previously in the section captioned “Supervision and Regulation” included in Item 1. Business, elsewhere in this report, the Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. Although the ultimate impact of this legislation on the Corporation has not yet been determined, the Corporation expects interest costs associated with demand deposits to increase.

The following table presents the proportion of each component of average non-interest-bearing deposits to the total of such deposits during the years presented:

	2010	2009	2008

Commercial and individual	90.5%	89.1%	89.8%
Correspondent banks	6.2	8.4	8.6
Public funds	3.3	2.5	1.6

Total	100.0%	100.0%	100.0%

Average non-interest-bearing deposits increased $765.3 million, or 18.0%, in 2010 compared to 2009 while average non-interest-bearing deposits increased $643.7 million, or 17.8%, in 2009 compared to 2008. The increase in 2010 compared to 2009 was primarily due to a $752.9 million, or 19.8%, increase in average commercial and individual deposits. The increase in 2009 compared to 2008 was primarily due to a $547.0 million, or 16.9%, increase in average commercial and individual deposits. Average commercial and individual demand deposits during 2008 included approximately $88.5 million of deposits that were received under a contractual relationship assumed in connection with an acquisition. This contractual relationship was terminated in 2008.

The following table presents the proportion of each component of average interest-bearing deposits to the total of such deposits during the years presented:

	2010	2009	2008

Private accounts:
Savings and interest checking	25.3%	24.8%	24.5%
Money market accounts	56.2	50.9	50.5
Time accounts of $100,000 or more	7.0	10.3	10.9
Time accounts under $100,000	6.8	9.4	8.8
Public funds	4.7	4.6	5.3

Total	100.0%	100.0%	100.0%

Total average interest-bearing deposits increased $862.7 million, or 10.6%, in 2010 compared to 2009 and increased $1.2 billion, or 18.0%, in 2009 compared to 2008. The relative proportion of time accounts to total average interest-bearing deposits decreased from 19.7% in 2009 to 13.8% in 2010, in favor of money market accounts and savings and interest checking accounts. The shift in relative proportions toward money market accounts and savings and interest checking accounts appears to be related to the lower interest rate environment experienced over the last two years as many customers appear to have become less inclined to invest their funds for extended periods. The relative mix of interest-bearing deposits did not significantly change in 2009 compared to 2008.

Some of the Corporation’s interest-bearing deposits were obtained through brokered transactions and the Corporation’s participation in the Certificate of Deposit Account Registry Service (CDARS). Average brokered money market deposits totaled $222.6 million in 2010 compared to $98.2 million in 2009 and $1.7 million in 2008. The Corporation expects average brokered money market deposits to decrease in 2011 as a result of a decrease in the contracted amount during the fourth quarter of 2010. Average CDARS deposits totaled $81.7 million in 2010 compared to $148.7 million in 2009 and $3.8 million in 2008.

Geographic Concentrations. The following table summarizes the Corporation’s average total deposit portfolio, as segregated by the geographic region from which the deposit accounts were originated. Certain accounts, such as correspondent bank deposits, are recorded at the statewide level. Geographic concentrations are stated as a percentage of average total deposits during the years presented.

	2010	2009	2008

San Antonio	32.1%	31.9%	32.0%
Fort Worth	18.6	19.9	22.1
Houston	16.6	17.6	18.1
Austin	10.1	10.3	10.6
Corpus Christi	6.3	6.3	6.6
Dallas	5.8	5.8	4.2
Rio Grande Valley	3.6	3.4	3.3
Statewide	6.9	4.8	3.1

Total	100.0%	100.0%	100.0%

The Corporation experienced deposit growth in all regions during 2010 compared to 2009. The San Antonio region had the largest dollar volume increase during 2010, increasing $545.2 million, or 13.7%. The Statewide region had the largest percentage increase, increasing $376.1 million, or 62.9%, primarily due to growth in correspondent bank deposits and capital markets accounts. Average deposits for the Houston region increased $163.1 million, or 7.5%, while average deposits for the Austin and Fort Worth regions increased $142.4 million, or 11.2%, and $138.1 million, or 5.6%, respectively. Average deposits for the Corpus Christi and Dallas regions increased $99.4 million, or 12.6%, and $88.3 million, or 12.2%.

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

Foreign Deposits. Mexico has historically been considered a part of the natural trade territory of the Corporation’s banking offices. Accordingly, U.S. dollar-denominated foreign deposits from sources within Mexico have traditionally been a significant source of funding. Average deposits from foreign sources, primarily Mexico, totaled $782.7 million in 2010, $716.4 million in 2009 and $686.2 million in 2008.

Short-Term Borrowings

The Corporation’s primary source of short-term borrowings is federal funds purchased from correspondent banks and repurchase agreements in the natural trade territory of the Corporation, as well as from upstream banks. Federal funds purchased and repurchase agreements totaled $475.7 million, $482.0 million and $1.1 billion at December 31, 2010, 2009 and 2008. The maximum amount of these borrowings outstanding at any month-end was $532.8 million in 2010, $686.8 million in 2009 and $1.4 billion in 2008. The weighted-average interest rate on federal funds purchased and repurchase agreements was 0.01%, 0.05% and 0.24% at December 31, 2010, 2009 and 2008.

The following table presents the Corporation’s average net funding position during the years indicated:

	2010		2009		2008

	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Federal funds sold and resell agreements	$20,646	0.36%	$59,236	0.35%	$141,724	2.47%
Federal funds purchased and repurchase agreements	(472,492)	0.09	(610,945)	0.17	(1,008,019)	1.29

Net funds position	$(451,846)		$(551,709)		$(866,295)

The net funds purchased position decreased in 2010 compared to 2009 primarily due to a $89.9 million decrease in average repurchase agreements and a $48.5 million decrease in average federal funds purchased partly offset by the impact of a $35.6 million decrease in average federal funds sold and a $3.0 million decrease in average resell agreements. The net funds purchased position decreased in 2009 compared to 2008 primarily due to a $233.7 million decrease in average repurchase agreements and a $163.4 million decrease in average federal funds purchased partly offset by the impact of a $78.9 million decrease in average federal funds sold and a $3.6 million decrease in average resell agreements. Average interest-bearing deposits totaled $2.0 billion in 2010 compared to $829.2 million in 2009 and $85.4 million in 2008. During the fourth quarter of 2008, the Corporation began maintaining excess liquid funds in interest-bearing deposits with the Federal Reserve rather than federal funds sold in order to capitalize on higher available yields.

Off Balance Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes the Corporation’s contractual obligations and other commitments to make future payments as of December 31, 2010. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payments Due by Period
	1 Year or Less	More than 1 Year but Less than 3 Years	3 Years or More but Less than 5 Years	5 Years or More	Total

Contractual obligations:
Subordinated notes payable	$150,000	$-	$-	$100,000	$250,000
Junior subordinated deferrable interest debentures	-	-	-	123,712	123,712
Federal Home Loan Bank advances	19	18	8	-	45
Operating leases	16,332	26,144	15,406	42,993	100,875
Deposits with stated maturity dates	1,193,107	131,194	-	-	1,324,301

	1,359,458	157,356	15,414	266,705	1,798,933

Other commitments:
Commitments to extend credit	69,431	3,457,227	481,476	520,062	4,528,196
Standby letters of credit	4,704	280,469	8,700	243	294,116

	74,135	3,737,696	490,176	520,305	4,822,312

Total contractual obligations and other commitments	$1,433,593	$3,895,052	$505,590	$787,010	$6,621,245

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

Commitments to Extend Credit. The Corporation enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Corporation’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Commitments to extend credit outstanding at December 31, 2010 are included in the table above.

Standby Letters of Credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Corporation would be required to fund the commitment. The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Corporation would be entitled to seek recovery from the customer. The Corporation’s policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit outstanding at December 31, 2010 are included in the table above.

Trust Accounts. The Corporation also holds certain assets in fiduciary or custodial capacity on behalf of its trust customers. The estimated fair value of trust assets was approximately $24.9 billion (including managed assets of $9.9 billion and custody assets of $15.0 billion) at December 31, 2010. These assets were primarily composed of fixed income securities (43.7% of trust assets), equity securities (41.1% of trust assets) and cash equivalents (9.1% of trust assets).

Securities Lending. The Corporation lends certain customer securities to creditworthy brokers on behalf of those customers. If the borrower fails to return these securities, the Corporation indemnifies its customers based on the then current net realizable fair value of the securities. The Corporation holds collateral received in securities lending transactions as an agent. Accordingly, such collateral assets are not assets of the Corporation. The Corporation requires borrowers to provide collateral equal to or in excess of 100% of the fair value of the securities borrowed. The collateral is valued daily and additional collateral is requested as necessary. The maximum future payments guaranteed by the Corporation under these contractual agreements (representing the fair value of securities lent to brokers) totaled $1.9 billion at December 31, 2010. At December 31, 2010, the Corporation held in trust liquid assets with a fair value of $1.9 billion as collateral for these agreements.

Capital and Liquidity

Capital. At December 31, 2010, shareholders’ equity totaled $2.1 billion compared to $1.9 billion at December 31, 2009. In addition to net income of $208.8 million, other significant changes in shareholders’ equity during 2010 included $108.0 million of dividends paid, $38.8 million in proceeds from stock option exercises and the related tax benefits of $419 thousand and $14.9 million related to stock-based compensation. Additionally, the Corporation issued/sold $13.3 million in common stock, including $11.2 million related to new shares and $2.1 related to shares held in treasury, to the Corporation’s 401(k) plan. During the second quarter of 2009, the Corporation began to issue shares of the Corporation’s common stock directly to the Corporation’s

401(k) plan in connection with matching contributions. Additionally, the 401(k) plan began to purchase shares of the Corporation’s common stock directly from the Corporation utilizing proceeds from dividends that plan participants elected to reinvest in the Corporation’s common stock. Previously, the Corporation contributed the matching contributions in cash, which, along with the proceeds from dividends on the Corporation’s common stock, were then utilized to purchase shares of the Corporation’s common stock on the open market.

The accumulated other comprehensive income/loss component of shareholders’ equity totaled a net, after-tax, unrealized gain of $154.3 million at December 31, 2010 compared to a net, after-tax, unrealized gain of $154.2 million at December 31, 2009. The lack of significant fluctuation resulted as the after-tax effect of a change in the accumulated net gain/loss on effective cash flow hedges during 2010 was, for the most part, offset by the after-tax effect of changes in the unrealized gain/loss on securities available for sale and the net actuarial gain/loss of the Corporation’s defined benefit post-retirement benefit plans. Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to securities available for sale, defined benefit post-retirement benefit plans and effective cash flow hedges do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. See Note 10 -Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.

The Corporation paid quarterly dividends of $0.43, $0.45, $0.45 and $0.45 per common share during the first, second, third and fourth quarters of 2010, respectively, and $0.42, $0.43, $0.43 and $0.43 per common share during the first, second, third and fourth quarters of 2009, respectively. This equates to a dividend payout ratio of 51.7% in 2010 and 57.0% in 2009.

From time to time, the Corporation’s board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow the Corporation to proactively manage its capital position and return excess capital to shareholders. Shares purchased under such plans also provide the Corporation with shares of common stock necessary to satisfy obligations related to stock compensation awards. Under the most recent plan, 404 thousand shares approved for repurchase were repurchased during the first quarter of 2008 at a total cost of $21.9 million. Also see Part II, Item 5 - Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, included elsewhere in this report.

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

Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 10 - Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At December 31, 2010, Cullen/Frost had liquid assets, including cash and resell agreements, totaling $156.3 million, which included $8.5 million in cash collateral on deposit with other financial institution counterparties to interest rate swap transactions.

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

In July 2010, the Corporation redeemed $12.4 million of floating rate junior subordinated deferrable interest debentures held of record by Summit Bancshares Statutory Trust I (“Summit Trust”). Concurrently, the $12.0 million of floating rate trust preferred securities issued by Summit Trust were also redeemed. In January 2008, the Corporation redeemed $3.1 million of floating rate junior subordinated deferrable interest debentures held of record by Alamo Corporation of Texas Trust I (“Alamo Trust”). Concurrently, the $3.0 million of floating rate trust preferred securities issued by Alamo Trust were also redeemed. See Note 7 - Borrowed Funds in the accompanying notes to consolidated financial statements included elsewhere in this report for additional information.

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

Accounting Standards Updates

See Note 19 - Accounting Standards Updates in the accompanying notes to consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on the Corporation’s financial statements.

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

ALCO continuously monitors and manages the balance between interest rate-sensitive assets and liabilities. The objective is to manage the impact of fluctuating market rates on net interest income within acceptable levels. In order to meet this objective, management may lengthen or shorten the duration of assets or liabilities or enter into derivative contracts to mitigate potential market risk.

As of December 31, 2010, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 0.1% and 1.0%, respectively, relative to the base case over the next 12 months, while a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 0.7% relative to the base case over the next 12 months. As of December 31, 2009, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 1.8% and 3.6%, respectively, relative to the base case over the next

12 months, while a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 0.4% relative to the base case over the next 12 months. The likelihood of a decrease in interest rates beyond 25 basis points as of December 31, 2010 and 2009 was considered to be remote given prevailing interest rate levels.

The Corporation experienced significant growth in deposits in 2010 compared to 2009. The deposit growth funded a significant increase in fixed-rate securities and short-term interest-bearing deposits, which are generally immediately impacted by changes in interest rates. During the fourth quarters of 2009 and 2010, the Corporation also terminated portions of certain interest rate swap contracts that were designated as hedging instruments in cash flow hedges that effectively fixed the interest rates on $1.2 billion of variable-rate loans ($400 million terminated in 2009 and $800 million terminated in 2010). See Note 15 - Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report for additional information. The increase in short-term interest-bearing deposits and the terminations of the interest rate swap contracts increased the asset sensitivity for the Corporation’s balance sheet while the increase in fixed-rate securities decreased the asset sensitivity. The Corporation’s overall sensitivity to increases in interest rates as of December 31, 2010 decreased compared to December 31, 2009 primarily as a result of the expectation that certain deposit liabilities that are currently non-interest-bearing will become rate sensitive during the third quarter of 2011, as further discussed below.

As stated previously in the section captioned “Supervision and Regulation” included in Item 1. Business, elsewhere in this report, the Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. Although the ultimate impact of this legislation on the Corporation has not yet been determined, the Corporation expects interest costs associated with demand deposits to increase. Furthermore, the Corporation’s balance sheet is expected to become less asset sensitive. Because the interest rate that will ultimately be paid on these demand deposits depends upon a variety of factors, some of which are beyond the Corporation’s control, the Corporation assumed an aggressive pricing structure for the purposes of the model simulations discussed above. Should the actual interest rate paid on demand deposits be less than the rate assumed in the model simulations, or should the interest rate paid for such deposits become an administered rate with less direct correlation to movements in general market interest rates, the Corporation could be more asset sensitive than the model currently indicates.

As of December 31, 2010, the effect of a 200 basis point increase in interest rates on the Corporation’s derivative holdings would result in a 0.08% positive variance in net interest income. The effect of a 25 basis point decrease in interest rates on the Corporation’s derivative holdings would result in a 0.02% negative variance in net interest income.

The effects of hypothetical fluctuations in interest rates on the Corporation’s securities classified as “trading” under ASC Topic 320, “Investments - Debt and Equity Securities” are not significant, and, as such, separate quantitative disclosure is not presented.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP

Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

of Cullen/Frost Bankers, Inc.

We have audited the accompanying consolidated balance sheets of Cullen/Frost Bankers, Inc. (the “Corporation”) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cullen/Frost Bankers, Inc. at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cullen/Frost Bankers, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 3, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas

February 3, 2011

Cullen/Frost Bankers, Inc.

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008

Interest income:
Loans, including fees	$409,651	$432,222	$504,680
Securities:
Taxable	121,402	125,084	143,360
Tax-exempt	81,311	63,362	23,684
Interest-bearing deposits	4,901	2,161	429
Federal funds sold and resell agreements	74	207	3,498

Total interest income	617,339	623,036	675,651

Interest expense:
Deposits	29,973	56,015	104,871
Federal funds purchased and repurchase agreements	437	1,052	12,954
Junior subordinated deferrable interest debentures	6,982	7,231	6,972
Other long-term borrowings	16,488	22,059	16,829

Total interest expense	53,880	86,357	141,626

Net interest income	563,459	536,679	534,025
Provision for possible loan losses	43,611	65,392	37,823

Net interest income after provision for possible loan losses	519,848	471,287	496,202

Non-interest income:
Trust fees	68,428	67,268	74,554
Service charges on deposit accounts	98,796	102,474	87,566
Insurance commissions and fees	34,015	33,096	32,904
Other charges, commissions and fees	30,452	27,699	35,557
Net gain (loss) on securities transactions	6	(1,260)	(159)
Other	50,336	64,429	56,900

Total non-interest income	282,033	293,706	287,322

Non-interest expense:
Salaries and wages	239,589	230,643	225,943
Employee benefits	52,352	55,224	47,219
Net occupancy	46,166	44,188	40,464
Furniture and equipment	47,651	44,223	37,799
Deposit insurance	20,451	25,812	4,597
Intangible amortization	5,125	6,537	7,906
Other	124,207	125,611	122,717

Total non-interest expense	535,541	532,238	486,645

Income before income taxes	266,340	232,755	296,879
Income taxes	57,576	53,721	89,624

Net income	$208,764	$179,034	$207,255

Earnings per common share:
Basic	$3.44	$3.00	$3.51
Diluted	3.44	3.00	3.50

See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	December 31,
	2010	2009

Assets:
Cash and due from banks	$587,847	$558,490
Interest-bearing deposits	2,171,828	1,157,699
Federal funds sold and resell agreements	61,302	5,290

Total cash and cash equivalents	2,820,977	1,721,479
Securities held to maturity, at amortized cost	283,629	6,115
Securities available for sale, at estimated fair value	5,157,470	4,884,257
Trading account securities	15,101	16,126
Loans, net of unearned discounts	8,117,020	8,367,780
Less: Allowance for possible loan losses	(126,316)	(125,309)

Net loans	7,990,704	8,242,471
Premises and equipment, net	316,909	324,098
Goodwill	527,684	527,684
Other intangible assets, net	14,335	19,460
Cash surrender value of life insurance policies	129,922	125,405
Accrued interest receivable and other assets	360,361	420,943

Total assets	$17,617,092	$16,288,038

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$5,360,436	$4,645,802
Interest-bearing deposits	9,118,906	8,667,508

Total deposits	14,479,342	13,313,310
Federal funds purchased and repurchase agreements	475,673	482,048
Junior subordinated deferrable interest debentures	123,712	136,084
Other long-term borrowings	250,045	256,562
Accrued interest payable and other liabilities	226,640	205,610

Total liabilities	15,555,412	14,393,614

Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; none issued	-	-
Junior participating preferred stock, par value $0.01 per share; 250,000 shares authorized; none issued	-	-
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 61,108,184 shares issued in 2010 and 60,236,862 shares issued in 2009	611	602
Additional paid-in capital	657,335	600,355
Retained earnings	1,249,484	1,150,103
Accumulated other comprehensive income (loss), net of tax	154,250	154,205
Treasury stock, 198,586 shares in 2009, at cost	-	(10,841)

Total shareholders’ equity	2,061,680	1,894,424

Total liabilities and shareholders’ equity	$17,617,092	$16,288,038

See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2010	2009	2008

Operating Activities:
Net income	$208,764	$179,034	$207,255
Adjustments to reconcile net income to net cash from operating activities:
Provision for possible loan losses	43,611	65,392	37,823
Deferred tax expense (benefit)	4,644	(9,854)	11,421
Accretion of loan discounts	(11,336)	(13,974)	(12,207)
Securities premium amortization (discount accretion), net	8,065	3,108	818
Net (gain) loss on securities transactions	(6)	1,260	159
Depreciation and amortization	37,588	36,459	33,567
Net (gain) loss on sale of loans held for sale and other assets	5,929	2,584	(2,063)
Stock-based compensation	14,925	12,645	10,166
Net tax benefit (deficiency) from stock-based compensation	(264)	815	619
Excess tax benefits from stock-based compensation	(683)	(681)	(7,770)
Earnings on life insurance policies	(4,517)	(4,858)	(4,966)
Net change in:
Trading account securities	1,025	(1,574)	(2,639)
Student loans held for sale	24,029	4,829	34,701
Accrued interest receivable and other assets	69,830	68,162	(148,227)
Accrued interest payable and other liabilities	22,929	(69,418)	75,717

Net cash from operating activities	424,533	273,929	234,374

Investing Activities:
Securities held to maturity:
Purchases	(277,998)	(1,000)	-
Maturities, calls and principal repayments	708	1,832	1,173
Securities available for sale:
Purchases	(11,194,766)	(12,389,403)	(7,650,782)
Sales	9,997,994	206,477	4,871,311
Maturities, calls and principal repayments	893,702	10,930,488	2,739,555
Net change in loans	176,599	403,865	(1,130,116)
Net cash paid in acquisitions	-	(1,205)	(586)
Proceeds from sales of premises and equipment	1,063	715	1,287
Purchases of premises and equipment	(16,826)	(78,262)	(67,470)
Benefits received on life insurance policies	-	650	-
Proceeds from sales of repossessed properties	19,705	6,460	6,301

Net cash from investing activities	(399,819)	(919,383)	(1,229,327)

Financing Activities:
Net change in deposits	1,166,032	1,804,373	979,264
Net change in short-term borrowings	(6,375)	(591,231)	140,207
Proceeds from long-term borrowings	-	230,000	-
Principal payments on long-term borrowings	(18,889)	(230,015)	(7,662)
Proceeds from stock option exercises	38,807	16,226	37,400
Excess tax benefits from stock-based compensation	683	681	7,770
Purchase of treasury stock	(986)	(800)	(23,055)
Common stock/treasury stock sold to the 401(k) stock purchase plan	3,539	2,498	-
Cash dividends paid	(108,027)	(102,130)	(98,152)

Net cash from financing activities	1,074,784	1,129,602	1,035,772

Net change in cash and cash equivalents	1,099,498	484,148	40,819
Cash and cash equivalents at beginning of year	1,721,479	1,237,331	1,196,512

Cash and cash equivalents at end of year	$2,820,977	$1,721,479	$1,237,331

See accompanying Notes to Consolidated Financial Statements

Cullen/Frost Bankers,

Inc. Consolidated Statement of Changes in Shareholders’ Equity

(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total

Balance at January 1, 2008	$602	$573,799	$992,138	$(7,382)	$(82,069)	$1,477,088
Cumulative effect of adoption of a new accounting principle on January 1, 2008	-	-	(240)	-	-	(240)
Comprehensive income:
Net income	-	-	207,255	-	-	207,255
Other comprehensive income, net of tax	-	-	-	144,676	-	144,676

Total comprehensive income						351,931
Stock option exercises (1,116,470 shares)	-	-	(20,841)	-	58,241	37,400
Tax benefits from stock-based compensation	-	8,389	-	-	-	8,389
Stock-based compensation expense recognized in earnings	-	10,166	-	-	-	10,166
Non-vested stock awards (63,000 shares)	-	(3,289)	-	-	3,289	-
Purchase of treasury stock (425,167 shares)	-	-	-	-	(23,055)	(23,055)
Cash dividends ($1.66 per share)	-	-	(98,152)	-	-	(98,152)

Balance at December 31, 2008	602	589,065	1,080,160	137,294	(43,594)	1,763,527
Comprehensive income:
Net income	-	-	179,034	-	-	179,034
Other comprehensive income, net of tax	-	-	-	16,911	-	16,911

Total comprehensive income						195,945
Stock option exercises (426,625 shares)	-	-	(6,147)	-	22,373	16,226
Tax benefits from stock-based compensation	-	1,496	-	-	-	1,496
Stock-based compensation expense recognized in earnings	-	12,645	-	-	-	12,645
Non-vested stock awards (56,300 shares)	-	(2,851)	(176)	-	3,027	-
Purchase of treasury stock (15,777 shares)	-	-	-	-	(800)	(800)
Treasury stock issued/sold to the 401(k) stock purchase plan (154,695 shares)	-	-	(638)	-	8,153	7,515
Cash dividends ($1.71 per share)	-	-	(102,130)	-	-	(102,130)

Balance at December 31, 2009	602	600,355	1,150,103	154,205	(10,841)	1,894,424
Comprehensive income:
Net income	-	-	208,764	-	-	208,764
Other comprehensive income, net of tax	-	-	-	45	-	45

Total comprehensive income						208,809
Stock option exercises/deferred stock unit conversions (820,853 shares)	7	31,191	(1,225)	-	8,834	38,807
Tax benefits from stock-based compensation	-	419	-	-	-	419
Stock-based compensation expense recognized in earnings	-	14,925	-	-	-	14,925
Non-vested stock awards (22,360 shares)	-	(793)	-	-	793	-
Purchase of treasury stock (18,424 shares)	-	-	-	-	(986)	(986)
Treasury stock issued/sold to the 401(k) stock purchase plan (40,019 shares)	-	-	(131)	-	2,200	2,069
Common stock issued/sold to the 401(k) stock purchase plan (205,100 shares)	2	11,238	-	-	-	11,240
Cash dividends ($1.78 per share)	-	-	(108,027)	-	-	(108,027)

Balance at December 31, 2010	$611	$657,335	$1,249,484	$154,250	$-	$2,061,680

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

The Corporation determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (VIE) under accounting principles generally accepted in the United States. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Corporation consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Corporation’s wholly owned subsidiary Cullen/Frost Capital Trust II is a VIE for which the Corporation is not the primary beneficiary. Accordingly, its accounts are not included in the Corporation’s consolidated financial statements.

Certain items in prior financial statements have been reclassified to conform to the current presentation. The Corporation has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued. All acquisitions during the reported periods were accounted for using the purchase method. Accordingly, the operating results of the acquired companies are included with the Corporation’s results of operations since their respective dates of acquisition.

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

Cash Flow Reporting. Cash and cash equivalents include cash, deposits with other financial institutions that have an initial maturity of less than 90 days when acquired by the Corporation, federal funds sold and resell agreements. Net cash flows are reported for loans, deposit transactions and short-term borrowings. Additional cash flow information was as follows:

	Year Ended December 31,
	2010	2009	2008

Cash paid for interest	$56,924	$93,328	$157,864
Cash paid for income tax	62,830	82,486	89,311

Significant non-cash transactions
Loans foreclosed and transferred to other real estate owned and foreclosed assets	19,518	36,111	15,139
Loans to facilitate the sale of other real estate owned	480	4,699	275
Common stock/treasury stock issued to the Corporation’s 401(k) stock purchase plan	9,770	5,017	-
Transfers of other real estate owned to premises and equipment	-	976	-

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

The Corporation was required to have $104.9 million and $104.6 million of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at December 31, 2010 and 2009. These deposits with the Federal Reserve Bank do not earn interest. Additionally, as of December 31, 2010 and 2009, the Corporation had $8.5 million and $6.0 million in cash collateral on deposit with other financial institution counterparties to interest rate swap transactions.

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

Loans Held for Sale. Prior to the second quarter of 2008, the Corporation originated student loans primarily for sale in the secondary market. These loans were generally sold on a non-recourse basis and were carried at the lower of cost or market on an aggregate basis. Gains or losses recognized upon the sale of loans were determined on a specific identification basis. During the second quarter of 2008, the Corporation elected to discontinue the origination of student loans for resale, aside from previously outstanding commitments. All remaining student loans were sold during the second quarter of 2010.

Allowance for Possible Loan Losses. The allowance for possible loan losses is a reserve established through a provision for possible loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses inherent in the loan portfolio. The allowance for possible loan losses includes allowance allocations calculated in accordance with Accounting Standards Codification (“ASC”) Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” Further information regarding the Corporation’s policies and methodology used to estimate the allowance for possible loan losses is presented in Note 3 - Loans.

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

Foreclosed Assets. Assets acquired through or instead of loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. Costs after acquisition are generally expensed. If the fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. Foreclosed assets are included in other assets in the accompanying consolidated balance sheets and totaled $27.8 million and $33.3 million at December 31, 2010 and 2009.

Goodwill. Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired. Goodwill is assigned to reporting units and tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. See Note 5 - Goodwill and Other Intangible Assets.

Intangibles and Other Long-Lived Assets. Intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. The Corporation’s intangible assets relate to core deposits, non-compete agreements and customer relationships. Intangible assets with definite useful lives are amortized on an accelerated basis over their estimated life. Intangible assets with indefinite useful lives are not amortized until their lives are determined to be definite. Intangible assets, premises and equipment and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value. See Note 5 - Goodwill and Other Intangible Assets.

Insurance Commissions and Fees. Commission revenue is recognized as of the effective date of the insurance policy. The Corporation also receives contingent commissions from insurance companies as additional incentive for achieving specified premium volume goals and/or the loss experience of the insurance placed by the Corporation. Contingent commissions from insurance companies are recognized when determinable, which is generally when such commissions are received or when the Corporation receives data from the insurance companies that allows the reasonable estimation of these amounts. The Corporation maintains a reserve for commission adjustments based on estimated policy cancellations. This reserve was not significant at December 31, 2010 or 2009.

Stock-Based Compensation. Compensation expense for stock options, non-vested stock awards/stock units and deferred stock units is based on the fair value of the award on the measurement date, which, for the Corporation, is the date of the grant and is recognized ratably over the service period of the award. The fair value of stock options is estimated using a binomial lattice-based valuation model. The fair value of stock options granted prior to the fourth quarter of 2006 was estimated using the Black-Scholes option-pricing model. The fair value of non-vested stock awards/stock units and deferred stock units is generally the market price of the Corporation’s stock on the date of grant.

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

Basic and Diluted Earnings Per Common Share. Effective January 1, 2009, the Corporation adopted new accounting guidance under ASC Topic 260, “Earnings Per Share,” which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Corporation has determined that its outstanding non-vested stock awards/stock units and deferred stock units are participating securities. Accordingly, effective January 1, 2009, earnings per common share is computed using the two-class method prescribed under FASB ASC Topic 260. All previously reported earnings per common share data has been retrospectively adjusted to conform to the new computation method.

Under the two-class method, basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in Note 9 - Shareholders’ Equity and Earnings Per Common Share.

Comprehensive Income. Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders. Besides net income, other components of the Corporation’s comprehensive income include the after tax effect of changes in the net unrealized gain/loss on securities available for sale, changes in the net actuarial gain/loss on defined benefit post-retirement benefit plans and changes in the accumulated gain/loss on effective cash flow hedging instruments. Comprehensive income is reported in the accompanying consolidated statements of changes in shareholders’ equity. See Note 14 - Other Comprehensive Income.

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

Fair Value Measurements. ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires certain disclosures about fair value measurements. See Note 16 - Fair Value Measurements. In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Corporation’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time.

Endorsement Split-Dollar Life Insurance Arrangements. On January 1, 2008, the Corporation changed its accounting policy and recognized a cumulative-effect adjustment to retained earnings totaling $240 thousand related to accounting for certain endorsement split-dollar life insurance arrangements in connection with the adoption of new authoritative accounting guidance under ASC Topic 715, “Compensation - Retirement Benefits.” See Note 19 - Accounting Standards Updates.

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

Note 2 - Securities

Year-end securities held to maturity and available for sale consisted of the following:

	2010				2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities Held to Maturity:
U.S. Treasury	$247,421	$13,517	$-	$260,938	$-	$-	$-	$-
Residential mortgage-backed securities issued by U.S. government agencies and corporations	4,405	136	-	4,541	5,115	141	-	5,256
States and political subdivisions	30,803	-	1,054	29,749	-	-	-	-
Other	1,000	-	-	1,000	1,000	-	-	1,000

Total	$283,629	$13,653	$1,054	$296,228	$6,115	$141	$-	$6,256

Securities Available for Sale:
U. S. Treasury	$973,033	$13,998	$-	$987,031	$399,444	$811	$-	$400,255
Residential mortgage-backed securities issued by U.S. government agencies and corporations	1,989,299	103,018	987	2,091,330	2,491,579	89,740	4,010	2,577,309
States and political subdivisions	2,008,618	53,358	21,676	2,040,300	1,785,914	83,894	1,150	1,868,658
Other	38,809	-	-	38,809	38,035	-	-	38,035

Total	$5,009,759	$170,374	$22,663	$5,157,470	$4,714,972	$174,445	$5,160	$4,884,257

All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the table above.

The carrying value of pledged securities to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $2.3 billion and $1.9 billion at December 31, 2010 and 2009.

Year-end securities with unrealized losses, segregated by length of impairment, were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

2010
Held to Maturity
States and political subdivisions	$29,749	$1,054	$-	$-	$29,749	$1,054

Available for Sale
Residential mortgage-backed securities	$101,141	$987	$-	$-	$101,141	$987
States and political subdivisions	855,428	21,521	1,346	155	856,774	21,676

Total	$956,569	$22,508	$1,346	$155	$957,915	$22,663

2009
Available for Sale
Residential mortgage-backed securities	$594,272	$4,010	$-	$-	$594,272	$4,010
States and political subdivisions	131,142	1,150	-	-	131,142	1,150

Total	$725,414	$5,160	$-	$-	$725,414	$5,160

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

Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time the Corporation will receive full value for the securities. Furthermore, as of December 31, 2010, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Corporation will not have to sell any such securities before a recovery of cost. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2010, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Corporation’s consolidated income statement.

The amortized cost and estimated fair value of securities, excluding trading securities, at December 31, 2010 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities and equity securities are shown separately since they are not due at a single maturity date.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$-	$-	$231,458	$232,628
Due after one year through five years	1,000	1,000	843,894	860,200
Due after five years through ten years	247,421	260,938	154,273	160,308
Due after ten years	30,803	29,749	1,752,026	1,774,195
Residential mortgage-backed securities	4,405	4,541	1,989,299	2,091,330
Equity securities	-	-	38,809	38,809

Total	$283,629	$296,228	$5,009,759	$5,157,470

Sales of securities available for sale were as follows:

	2010	2009	2008

Proceeds from sales	$9,997,994	$206,477	$4,871,311
Gross realized gains	8	283	5,917
Gross realized losses	(2)	(1,543)	(6,076)

Year-end trading account securities, at estimated fair value, were as follows:

	2010	2009

U.S. Treasury	$14,986	$16,126
States and political subdivisions	115	-

Total	$15,101	$16,126

Net gains and losses on trading account securities were as follows:

	Year Ended December 31,
	2010	2009	2008

Net gain on sales transactions	$1,688	$1,887	$2,786
Net mark-to-market gains	145	101	(266)

Net gain on trading account securities	$1,833	$1,988	$2,520

Note 3 - Loans

Year-end loans consisted of the following:

	2010	2009

Commercial and industrial:
Commercial	$3,479,349	$3,577,758
Leases	186,443	197,605
Asset-based	122,866	117,213

Total commercial and industrial	3,788,658	3,892,576

Commercial real estate:
Commercial mortgages	2,374,542	2,327,471
Construction	593,273	659,459
Land	234,952	259,200

Total commercial real estate	3,202,767	3,246,130

Consumer real estate:
Home equity loans	275,806	289,535
Home equity lines of credit	186,465	166,441
1-4 family residential mortgages	57,877	66,351
Construction	23,565	30,325
Other	254,551	275,780

Total consumer real estate	798,264	828,432

Total real estate	4,001,031	4,074,562

Consumer and other:
Consumer installment	319,384	346,255
Student loans held for sale	-	24,201
Other	28,234	52,406

Total consumer and other	347,618	422,862

Unearned discounts	(20,287)	(22,220)

Total loans	$8,117,020	$8,367,780

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Corporation’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Corporation’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Corporation avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Corporation also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2010, approximately 62.4% of the outstanding principal balance of the Corporation’s commercial real estate loans were secured by owner-occupied properties.

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

Concentrations of Credit. Most of the Corporation’s lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio, as well as other markets. The majority of the Corporation’s loan portfolio consists of commercial and industrial and commercial real estate loans. As of December 31, 2010 and 2009, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Student Loans Held for Sale. Prior to the second quarter of 2008, the Corporation originated student loans primarily for sale in the secondary market. These loans were generally sold on a non-recourse basis and were carried at the lower of cost or market on an aggregate basis. During the second quarter of 2008, the Corporation elected to discontinue the origination of student loans for resale, aside from previously outstanding commitments. All remaining student loans were sold during the second quarter of 2010.

Foreign Loans. The Corporation has U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at December 31, 2010 or 2009.

Related Party Loans. In the ordinary course of business, the Corporation has granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”). These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectibility. Activity in related party loans during 2010 is presented in the following table. Other changes were primarily related to changes in related-party status and expired letters of credit.

Balance outstanding at December 31, 2009	$56,785
Principal additions	55,433
Principal reductions	(49,911)
Other changes	(3,133)

Balance outstanding at December 31, 2010	$59,174

Non-Accrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Year-end non-accrual loans, segregated by class of loans, were as follows:

	2010	2009

Commercial and industrial:
Energy	$-	$1,064
Other commercial	60,408	81,155
Commercial real estate:
Buildings, land and other	64,213	54,658
Construction	9,299	6,974
Consumer real estate	2,758	2,294
Consumer and other	462	722

Total	$137,140	$146,867

Had non-accrual loans performed in accordance with their original contract terms, the Corporation would have recognized additional interest income, net of tax, of approximately $3.9 million in 2010, $4.0 million in 2009 and $1.5 million in 2008.

An age analysis of past due loans, segregated by class of loans, as of December 31, 2010 was as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due

Commercial and industrial:
Energy	$-	$-	$-	$806,888	$806,888	$-
Other commercial	22,426	50,173	72,599	2,909,171	2,981,770	17,574
Commercial real estate:
Buildings, land and other	24,286	37,512	61,798	2,547,696	2,609,494	4,449
Construction	17,083	5,935	23,018	570,255	593,273	1,687
Consumer real estate	6,779	4,477	11,256	787,008	798,264	2,879
Consumer and other	4,395	450	4,845	342,773	347,618	333
Unearned discounts	-	-	-	(20,287)	(20,287)	-

Total	$74,969	$98,547	$173,516	$7,943,504	$8,117,020	$26,922

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

Year-end impaired loans are set forth in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment

2010
Commercial and industrial:
Energy	$-	$-	$-	$-	$-	$1,012
Other commercial	73,518	40,901	14,541	55,442	9,137	61,076
Commercial real estate:
Buildings, land and other	72,099	50,551	11,254	61,805	4,076	59,179
Construction	9,834	8,553	747	9,300	300	8,132
Consumer real estate	517	517	-	517	-	960
Consumer and other	-	-	-	-	-	393

Total	$155,968	$100,522	$26,542	$127,064	$13,513	$130,752

2009
Commercial and industrial:
Energy	$1,238	$-	$1,065	$1,065	$1,065	$7,374
Other commercial	89,566	51,288	22,492	73,780	9,805	62,618
Commercial real estate:
Buildings, land and other	60,140	38,656	13,847	52,503	1,574	43,240
Construction	6,721	6,362	253	6,615	-	13,556
Consumer real estate	1,258	1,258	-	1,258	-	1,457
Consumer and other	306	283	-	283	-	286

Total	$159,229	$97,847	$37,657	$135,504	$12,444	$128,531

The average recorded investment in impaired loans was $34.5 million in 2008.

Credit Quality Indicators. As part of the on-going monitoring of the credit quality of the Corporation’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the weighted-average risk grade of commercial loans, (ii) the level of classified commercial loans, (iii) net charge-offs, (iv) non-performing loans (see details above) and (v) the general economic conditions in the State of Texas.

The Corporation utilizes a risk grading matrix to assign a risk grade to each of its commercial loans. Loans are graded on a scale of 1 to 14. A description of the general characteristics of the 14 risk grades is as follows:

♦

Grades 1, 2 and 3 - These grades include loans to very high credit quality borrowers of investment or near investment grade. These borrowers are generally publicly traded (grades 1 and 2), have significant capital strength, moderate leverage, stable earnings and growth, and readily available financing alternatives. Smaller entities, regardless of strength, would generally not fit in these grades.

♦

Grades 4 and 5 - These grades include loans to borrowers of solid credit quality with moderate risk. Borrowers in these grades are differentiated from higher grades on the basis of size (capital and/or revenue), leverage, asset quality and the stability of the industry or market area.

♦

Grades 6, 7 and 8 - These grades include “pass grade” loans to borrowers of acceptable credit quality and risk. Such borrowers are differentiated from Grades 4 and 5 in terms of size, secondary sources of repayment or they are of lesser stature in other key credit metrics in that they may be over-leveraged, under capitalized, inconsistent in performance or in an industry or an economic area that is known to have a higher level of risk, volatility, or susceptibility to weaknesses in the economy.

♦

Grade 9 - This grade includes loans on management’s “watch list” and is intended to be utilized on a temporary basis for pass grade borrowers where a significant risk-modifying action is anticipated in the near term.

♦

Grade 10 - This grade is for “Other Assets Especially Mentioned” in accordance with regulatory guidelines. This grade is intended to be temporary and includes loans to borrowers whose credit quality has clearly deteriorated and are at risk of further decline unless active measures are taken to correct the situation.

♦

Grade 11 - This grade includes “Substandard” loans, in accordance with regulatory guidelines, for which the accrual of interest has not been stopped. By definition under regulatory guidelines, a “Substandard” loan has defined weaknesses which make payment default or principal exposure likely, but not yet certain. Such loans are apt to be dependent upon collateral liquidation, a secondary source of repayment or an event outside of the normal course of business.

♦

Grade 12 - This grade includes “Substandard” loans, in accordance with regulatory guidelines, for which the accrual of interest has been stopped. This grade includes loans where interest is more than 120 days past due and not fully secured and loans where a specific valuation allowance may be necessary, but does not exceed 30% of the principal balance.

♦

Grade 13 - This grade includes “Doubtful” loans in accordance with regulatory guidelines. Such loans are placed on non-accrual status and may be dependent upon collateral having a value that is difficult to determine or upon some near-term event which lacks certainty. Additionally, these loans generally have a specific valuation allowance in excess of 30% of the principal balance.

♦

Grade 14 - This grade includes “Loss” loans in accordance with regulatory guidelines. Such loans are to be charged-off or charged-down when payment is acknowledged to be uncertain or when the timing or value of payments cannot be determined. “Loss” is not intended to imply that the loan or some portion of it will never be paid, nor does it in any way imply that there has been a forgiveness of debt.

The following table presents weighted average risk grades and classified loans by class of commercial loan. Classified loans include loans in Risk Grades 11, 12 and 13.

	December 31, 2010		December 31, 2009
	Weighted Average Risk Grade	Classified Loans	Weighted Average Risk Grade	Classified Loans

Commercial and industrial:
Energy	5.36	$-	5.71	$2,820
Other commercial	6.75	198,323	6.91	206,111
Commercial real estate:
Buildings, land and other	7.29	190,616	7.20	175,135
Construction	7.59	22,946	7.71	44,713

Total		$411,885		$428,779

Net (charge-offs)/recoveries, segregated by class of loans, were as follows:

	2010	2009	2008

Commercial and industrial:
Energy	$-	$-	$242
Other commercial	(28,530)	(32,907)	(10,805)
Commercial real estate:
Buildings, land and other	(5,928)	(5,612)	(1,523)
Construction	(616)	(4,497)	(2,811)
Consumer real estate	(2,059)	(1,526)	(1,420)
Consumer and other	(5,471)	(5,785)	(3,601)

Total	$(42,604)	$(50,327)	$(19,918)

In assessing the general economic conditions in the State of Texas, management monitors and tracks the Texas Leading Index (“TLI”), which is produced by the Federal Reserve Bank of Dallas. The TLI is a single summary statistic that is designed to signal the likelihood of the Texas economy’s transition from expansion to recession and vice versa. Management believes this index provides a reliable indication of the direction of overall credit quality. The TLI is a composite of the following eight leading indicators: (i) Texas Value of the Dollar, (ii) U.S. Leading Index, (iii) real oil prices (iv) well permits, (v) initial claims for unemployment insurance, (vi) Texas Stock Index, (vii) Help-Wanted Index and (viii) average weekly hours worked in manufacturing. The TLI totaled 117.3 at November 30, 2010 (most recent date available) and 112.6 at December 31, 2009. A higher TLI value implies more favorable economic conditions.

Allowance for Possible Loan Losses. The allowance for possible loan losses is a reserve established through a provision for possible loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Corporation’s allowance for possible loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Corporation’s process for determining the appropriate level of the allowance for possible loan losses is designed to account for credit deterioration as it occurs. The provision for possible loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The provision for possible loan losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance for possible loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Corporation’s control, including, among other things, the performance of the Corporation’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

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

The allowances established for probable losses on specific loans are based on a regular analysis and evaluation of problem loans. Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. This analysis is performed at the relationship manager level for all commercial loans. When a loan has a calculated grade of 10 or higher, a special assets officer analyzes the loan to determine whether the loan is impaired and, if impaired, the need to specifically allocate a portion of the allowance for possible loan losses to the loan. Specific valuation allowances are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things.

Historical valuation allowances are calculated based on the historical loss experience of specific types of loans and the internal risk grade of such loans at the time they were charged-off. The Corporation calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool. The historical loss ratios are periodically updated based on actual charge-off experience. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of the loans in the pool. The Corporation’s pools of similar loans include similarly risk-graded groups of commercial and industrial loans, commercial real estate loans, consumer real estate loans and consumer and other loans.

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

The following table details activity in the allowance for possible loan losses by portfolio segment for the years ended December 31, 2010 and 2009. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Unallocated	Total

2010
Beginning balance	$57,394	$28,514	$2,560	$16,929	$19,912	$125,309

Provision for possible loan losses	28,925	6,564	2,722	516	4,884	43,611

Charge-offs	(31,324)	(7,524)	(2,682)	(11,893)	-	(53,423)
Recoveries	2,794	980	623	6,422	-	10,819

Net charge-offs	(28,530)	(6,544)	(2,059)	(5,471)	-	(42,604)

Ending balance	$57,789	$28,534	$3,223	$11,974	$24,796	$126,316

Period-end amount allocated to:
Loans individually evaluated for impairment	$31,948	$8,591	$-	$-	$-	$40,539
Loans collectively evaluated for impairment	25,841	19,943	3,223	11,974	24,796	85,777

Ending balance	$57,789	$28,534	$3,223	$11,974	$24,796	$126,316

2009
Beginning balance	$51,534	$25,928	$3,217	$18,846	$10,719	$110,244

Provision for possible loan losses	38,767	12,695	869	3,868	9,193	65,392

Charge-offs	(35,432)	(10,412)	(1,720)	(12,047)	-	(59,611)
Recoveries	2,525	303	194	6,262	-	9,284

Net charge-offs	(32,907)	(10,109)	(1,526)	(5,785)	-	(50,327)

Ending balance	$57,394	$28,514	$2,560	$16,929	$19,912	$125,309

Period-end amount allocated to:
Loans individually evaluated for impairment	$32,789	$5,870	$-	$-	$-	$38,659
Loans collectively evaluated for impairment	24,605	22,644	2,560	16,929	19,912	86,650

Ending balance	$57,394	$28,514	$2,560	$16,929	$19,912	$125,309

Activity in the allowance for possible loan losses during 2008 was as follows:

2008

Balance at the beginning of the year	$92,339
Provision for possible loan losses	37,823
Net charge-offs:
Losses charged to the allowance	(29,187)
Recoveries of loans previously charged off	9,269

Net charge-offs	(19,918)

Balance at the end of the year	$110,244

The Corporation’s recorded investment in loans as of December 31, 2010 and 2009 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology was as follows:

	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Unearned Discounts	Total

2010
Loans individually evaluated for impairment	$314,482	$337,578	$-	$-	$-	$652,060
Loans collectively evaluated for impairment	3,474,176	2,865,189	798,264	347,618	(20,287)	7,464,960

Ending balance	$3,788,658	$3,202,767	$798,264	$347,618	$(20,287)	$8,117,020

2009
Loans individually evaluated for impairment	$317,443	$290,515	$-	$-	$-	$607,958
Loans collectively evaluated for impairment	3,575,133	2,955,615	828,432	422,862	(22,220)	7,759,822

Ending balance	$3,892,576	$3,246,130	$828,432	$422,862	$(22,220)	$8,367,780

Note 4 - Premises and Equipment

Year-end premises and equipment were as follows:

	2010	2009

Land	$93,616	$93,375
Buildings	244,088	195,373
Furniture and equipment	196,234	184,152
Leasehold improvements	54,221	53,202
Construction in progress	7,605	60,762

	595,764	586,864
Less accumulated depreciation and amortization	(278,855)	(262,766)

Total premises and equipment, net	$316,909	$324,098

Depreciation and amortization of premises and equipment totaled $22.2 million in 2010, $21.7 million in 2009 and $19.8 million in 2008.

Note 5 - Goodwill and Other Intangible Assets

Goodwill. Year-end goodwill was as follows:

	2010	2009

Goodwill	$527,684	$527,684

Other Intangible Assets. Year-end other intangible assets were as follows:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets

2010
Core deposits	$34,966	$(23,147)	$11,819
Customer relationships	5,932	(3,679)	2,253
Non-compete agreements	549	(286)	263

	$41,447	$(27,112)	$14,335

2009
Core deposits	$35,690	$(19,624)	$16,066
Customer relationships	6,473	(3,491)	2,982
Non-compete agreements	2,463	(2,051)	412

	$44,626	$(25,166)	$19,460

Other intangible assets are amortized on an accelerated basis over their estimated lives, which range from 5 to 10 years. Amortization expense related to intangible assets totaled $5.1 million in 2010, $6.5 million in 2009 and $7.9 million in 2008. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2010 is as follows:

2011	$4,299
2012	3,500
2013	2,729
2014	1,944
2015	1,206
Thereafter	657

$14,335

Note 6 - Deposits

Year-end deposits were as follows:

	2010	2009

Non-interest-bearing demand deposits:
Commercial and individual	$4,791,149	$4,147,516
Correspondent banks	361,100	343,622
Public funds	208,187	154,664

Total non-interest-bearing demand deposits	5,360,436	4,645,802

Interest-bearing deposits:
Private accounts:
Savings and interest checking	2,505,143	2,291,374
Money market accounts	4,949,764	4,546,365
Time accounts of $100,000 or more	611,836	669,397
Time accounts under $100,000	571,447	685,973

Total private accounts	8,638,190	8,193,109

Public funds:
Savings and interest checking	255,605	255,717
Money market accounts	84,093	86,893
Time accounts of $100,000 or more	137,506	127,599
Time accounts under $100,000	3,512	4,190

Total public funds	480,716	474,399

Total interest-bearing deposits	9,118,906	8,667,508

Total deposits	$14,479,342	$13,313,310

The following table presents additional information about the Corporation’s year-end deposits:

	2010	2009

Money market deposits obtained through brokers	$24,700	$97,054
Deposits from the Certificate of Deposit Account Registry Service (CDARS) deposits	60,972	115,573
Deposits from foreign sources (primarily Mexico)	748,255	747,719
Deposits from certain directors, executive officers and their affiliates	72,822	78,824

Scheduled maturities of time deposits, including both private and public funds, at December 31, 2010 were as follows:

2011	$1,193,107
2012	131,190
2013	4

$1,324,301

Scheduled maturities of time deposits in amounts of $100,000 or more, including both private and public funds, at December 31, 2010, were as follows:

Due within 3 months or less	$276,589
Due after 3 months and within 6 months	169,808
Due after 6 months and within 12 months	240,327
Due after 12 months	62,618

$749,342

Note 7 - Borrowed Funds

Federal Home Loan Bank Advances. Federal Home Loan Bank (“FHLB”) advances totaled $45 thousand at December 31, 2010 and totaled $6.6 million at December 31, 2009. The advances mature at varying dates through 2013 and had a weighted-average rate of 6.0% and 6.50% at December 31, 2010 and 2009. The advances are collateralized by a blanket floating lien on all first mortgage loans, certain pledged securities, the FHLB capital stock owned by the Corporation and any funds on deposit with the FHLB. Scheduled minimum future principal payments on FHLB advances were not significant at December 31, 2010.

In January 2009, the Corporation borrowed an aggregate of $230 million in three separate variable-rate (three-month LIBOR plus a margin of 0.36% adjusted quarterly) FHLB advances (one $30 million advance and two $100 million advances). Although principal payments on each of the advances were not due until maturity in January 2019, the Corporation elected to repay the advances in full in October 2009. In connection with the early repayment, the Corporation incurred a prepayment penalty totaling $1.4 million. Concurrent with the advances, the Corporation entered into three separate interest rate swap transactions that effectively fixed the interest rates on the advances at a weighted-average rate of 2.85%. Upon repayment of the advances, the Corporation also terminated the interest rate swaps and recognized a $17.7 million gain representing the fair value of the interest rate swaps on the termination date. See Note 15 - Derivative Financial Instruments for additional information related to the interest rate swaps.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase. Federal funds purchased are short-term borrowings that typically mature within one to ninety days. Federal funds purchased totaled $2.0 million and $30.7 million at December 31, 2010 and 2009. Securities sold under agreements to repurchase are secured short-term borrowings that typically mature within thirty to ninety days. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. The Corporation may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase totaled $473.7 million and $451.4 million at December 31, 2010 and 2009.

Subordinated Notes Payable. In February 2007, the Corporation issued $100 million of 5.75% fixed-to-floating rate subordinated notes due February 15, 2017. The notes, which qualify as Tier 2 capital for Cullen/Frost, bear interest at the rate of 5.75% per annum, payable semi-annually on each February 15 and August 15, commencing on August 15, 2007 until February 15, 2012. From and including February 15, 2012, to but excluding the maturity date or date of earlier redemption, the notes will bear interest at a rate per annum equal to three-month LIBOR for the related interest period plus 0.53%, payable quarterly on each February 15, May 15, August 15 and November 15, commencing May 15, 2012. The notes are subordinated in right of payment to all our senior indebtedness and effectively subordinated to all existing and future debt and all other liabilities of our subsidiaries. The notes cannot be accelerated except in the event of bankruptcy or the occurrence of certain other events of bankruptcy, insolvency or reorganization. The notes mature on February 15, 2017. The Corporation may elect to redeem the notes (subject to regulatory approval), in whole or in part, on any interest payment date on or after February 15, 2012 at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest. Unamortized debt issuance costs related to these notes, which are included in other assets, totaled $730 thousand and $850 thousand at December 31, 2010 and 2009. Proceeds from sale of the notes were used to fund a portion of the redemption of certain junior subordinated deferrable interest debentures as further discussed below.

In August 2001, Frost Bank issued $150 million of subordinated notes that mature in 2011 and bear interest at 6.875%, per annum, which is payable semi-annually. The notes are not redeemable prior to maturity. A portion of the notes qualified as Tier 2 capital for both Frost Bank and Cullen/Frost during the reported periods prior to the third quarter of 2010. Proceeds from the sale of the notes were used for general corporate purposes. Unamortized debt issuance costs related to these notes, which are included in other assets, totaled $79 thousand and $214 thousand at December 31, 2010 and 2009.

Junior Subordinated Deferrable Interest Debentures. At December 31, 2010, the Corporation had $123.7 million of junior subordinated deferrable interest debentures issued to Cullen/Frost Capital Trust II (“Trust II”), a wholly owned Delaware statutory business trust. At December 31, 2009, the Corporation had a total of $136.1 million of junior subordinated deferrable interest debentures issued to Trust II and Summit Bancshares Statutory Trust I (“Summit Trust”), a wholly owned Delaware statutory business trust. Unamortized debt issuance costs related to Trust II, which are included in other assets, totaled $1.3 million and $1.4 million at December 31, 2010 and 2009. The trusts are considered variable interest entities for which the Corporation is not the primary beneficiary. Accordingly, the accounts of the trusts are not included in the Corporation’s consolidated financial statements. See Note 1 - Summary of Significant Accounting Policies for additional information about the Corporation’s consolidation policy. Details of the Corporation’s transactions with the capital trusts are presented below.

Trust II was formed in 2004 for the purpose of issuing $120 million of floating rate (three-month LIBOR plus a margin of 1.55%) trust preferred securities, which represent beneficial interests in the assets of the trust. The trust preferred securities will mature on March 1, 2034 and are redeemable with the approval of the Federal Reserve Board in whole or in part at the option of the Corporation at any time after March 1, 2009 and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment. Distributions on the trust preferred securities are payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. Trust II also issued $3.7 million of common equity securities to Cullen/Frost. The proceeds of the offering of the trust preferred securities and common equity securities were used to purchase $123.7 million of floating rate (three-month LIBOR plus a margin of 1.55%, which was equal to 1.85% and 1.81% at December 31, 2010 and 2009) junior subordinated deferrable interest debentures issued by the Corporation, which have terms substantially similar to the trust preferred securities. In October 2008, the Corporation entered into an interest rate swap contract on the junior subordinated deferrable interest debentures that effectively fixed the interest rate on the debentures for a period of five years. See Note 15 - Derivative Financial Instruments.

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

Payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities are guaranteed by the Corporation on a limited basis. The Corporation also entered into an agreement with the Trust II as to expenses and liabilities pursuant to which the Corporation has agreed, on a subordinated basis, to pay any costs, expenses or liabilities of Trust II other than those arising under the trust preferred securities. The obligations of the Corporation under the junior subordinated debentures, the related indenture, the trust agreement establishing the trust, the guarantee and the agreement as to expenses and liabilities, in the aggregate, constitute a full and unconditional guarantee by the Corporation of Trust II’s obligations under the trust preferred securities.

Summit Trust was formed in 2004 for the purpose of issuing $12.0 million of floating rate (three-month LIBOR plus a margin of 2.65%) trust preferred securities. Summit Trust also issued $372 thousand of common equity securities to Summit Bancshares. Summit Trust was acquired by Cullen/Frost through the acquisition of Summit Bancshares in December 2006. The trust preferred securities had an original maturity date of July 7, 2034; however, as further discussed below, the securities were redeemed in July 2010. The proceeds of the offering of the trust preferred securities and common equity securities were used to purchase $12.4 million of floating rate (three-month LIBOR plus a margin of 2.65%, which was equal to 2.93% at December 31, 2009) junior subordinated deferrable interest debentures issued by Summit Bancshares, which had terms substantially similar to the trust preferred securities. In July 2010, the Corporation redeemed the $12.4 million of floating rate junior subordinated deferrable interest debentures held by Summit Trust. Concurrently, the $12.0 million of floating rate trust preferred securities issued by Summit Trust were also redeemed.

In January 2008, the Corporation redeemed $3.1 million of floating rate (three-month LIBOR plus a margin of 3.30%) junior subordinated deferrable interest debentures, due January 7, 2033, held of record by Alamo Corporation of Texas Trust I (“Alamo Trust”). Concurrently, the $3.0 million of floating rate (three-month LIBOR plus a margin of 3.30%) trust preferred securities issued by Alamo Trust were also redeemed.

Despite the fact that the accounts of the capital trusts are not included in the Corporation’s consolidated financial statements, the trust preferred securities issued by these subsidiary trusts are included in the Tier 1 capital of Cullen/Frost for regulatory capital purposes. Federal Reserve Board rules limit the aggregate amount of restricted core capital elements (which includes trust preferred securities, among other things) that may be included in the Tier 1 capital of most bank holding companies to 25% of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Large, internationally active bank holding companies (as defined) are subject to a 15% limitation. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. The current quantitative limits do not preclude the Corporation from including the $120 million in trust preferred securities outstanding in Tier 1 capital as of December 31, 2010. In July 2010, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. Certain provisions of the Dodd-Frank Act will require the Corporation to deduct, over three years beginning on January 1, 2013, all trust preferred securities from the Corporation’s Tier 1 capital. Nonetheless, excluding trust preferred securities from Tier 1 capital at December 31, 2010 would not affect the Corporation’s ability to meet all capital adequacy requirements to which it is subject.

Note 8 - Off-Balance-Sheet Arrangements, Commitments, Guarantees and Contingencies

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

Year-end financial instruments with off-balance-sheet risk were as follows:

	2010	2009

Commitments to extend credit	$4,528,196	$4,441,622
Standby letters of credit	294,116	267,697
Deferred standby letter of credit fees	1,707	1,520

Credit Card Guarantees. The Corporation guarantees the credit card debt of certain customers to the merchant bank that issues the cards. At December 31, 2010 and 2009, the guarantees totaled $5.9 million and $13.0 million, of which amounts, $722 thousand and $4.8 million were fully collateralized.

Securities Lending. The Corporation lends certain customer securities to creditworthy brokers on behalf of those customers. If the borrower fails to return these securities, the Corporation indemnifies its customers based on the then current net realizable fair value of the securities. The Corporation holds collateral received in securities lending transactions as an agent. Accordingly, such collateral assets are not assets of the Corporation. The Corporation requires borrowers to provide collateral equal to or in excess of 100% of the fair value of the securities borrowed. The collateral is valued daily and additional collateral is requested as necessary. The maximum future payments guaranteed by the Corporation under these contractual agreements (representing the fair value of securities lent to brokers) totaled $1.9 billion at December 31, 2010. At December 31, 2010, the Corporation held in trust liquid assets with a fair value of $1.9 billion as collateral for these agreements.

Lease Commitments. The Corporation leases certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $21.6 million in 2010, $20.6 million in 2009 and $18.5 million in 2008. Future minimum lease payments due under non-cancelable operating leases at December 31, 2010 were as follows:

2011	$16,332
2012	13,690
2013	12,454
2014	9,072
2015	6,334
Thereafter	42,993

$100,875

It is expected that certain leases will be renewed, or equipment replaced with new leased equipment, as these leases expire. Aggregate future minimum rentals to be received under non-cancelable subleases greater than one year at December 31, 2010, were $312 thousand.

The Corporation leases a branch facility from a partnership interest of a director. Payments related to this lease totaled $852 thousand in 2010, $840 thousand in 2009 and $816 thousand in 2008. The terms of the lease are substantially the same as those offered for comparable transactions with non-related parties at the time the lease transaction was consummated.

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

Note 9 - Shareholders’ Equity and Earnings Per Common Share

Earnings Per Common Share. The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

	2010	2009	2008

Distributed earnings allocated to common stock	$107,597	$101,718	$97,760
Undistributed earnings allocated to common stock	100,340	76,594	108,671

Net earnings allocated to common stock	$207,937	$178,312	$206,431

Weighted-average shares outstanding for basic earnings per common share	60,410,680	59,456,393	58,845,451
Dilutive effect of compensation	174,972	57,415	324,127

Weighted-average shares outstanding for diluted earnings per common share	60,585,652	59,513,808	59,169,578

Stock Repurchase Plans. From time to time, the Corporation’s board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow the Corporation to proactively manage its capital position and return excess capital to shareholders. Shares purchased under such plans also provide the Corporation with shares of common stock necessary to satisfy obligations related to stock compensation awards. Under the most recent plan, 404 thousand shares were repurchased during the first quarter of 2008 at a total cost of $21.9 million.

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

Cullen/Frost’s and Frost Bank’s Tier 1 capital consists of shareholders’ equity excluding unrealized gains and losses on securities available for sale, the accumulated gain or loss on effective cash flow hedging derivatives, the net actuarial gain/loss on the Corporation’s defined benefit post-retirement benefit plans, goodwill and other intangible assets. Tier 1 capital for Cullen/Frost also includes trust preferred securities issued by unconsolidated subsidiary trusts totaling $120 million in 2010 and $132 million in 2009 (see Note 7 - Borrowed Funds). Cullen/Frost’s and Frost Bank’s total capital is comprised of Tier 1 capital for each entity plus a permissible portion of the allowance for possible loan losses. In 2009, total capital also included $30 million of the Corporation’s aggregate $150 million of 6.875% subordinated notes payable (of which the permissible portion decreases 20% per year during the final five years of the term of the notes). The Corporation’s aggregate $100 million of 5.75% fixed-to-floating rate subordinated notes are not included in Tier 1 capital but are included in total capital of Cullen/Frost.

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

Year-end actual and required capital ratios for Cullen/Frost and Frost Bank were as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

2010

Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,720,691	15.91%	$865,081	8.00%	N/A	N/A
Frost Bank	1,558,977	14.43	864,318	8.00	$1,080,397	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,494,375	13.82	432,540	4.00	N/A	N/A
Frost Bank	1,432,661	13.26	432,159	4.00	648,238	6.00
Leverage Ratio
Cullen/Frost	1,494,375	8.68	688,880	4.00	N/A	N/A
Frost Bank	1,432,661	8.33	688,196	4.00	860,246	5.00

2009

Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,590,391	14.19%	$896,896	8.00%	N/A	N/A
Frost Bank	1,474,190	13.16	896,242	8.00	$1,120,302	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,335,082	11.91	448,448	4.00	N/A	N/A
Frost Bank	1,318,881	11.77	448,121	4.00	672,181	6.00
Leverage Ratio
Cullen/Frost	1,335,082	8.50	628,007	4.00	N/A	N/A
Frost Bank	1,318,881	8.41	627,437	4.00	784,296	5.00

Cullen/Frost believes that, as of December 31, 2010, its bank subsidiary, Frost Bank, was “well capitalized” based on the ratios presented above.

Cullen/Frost is subject to the regulatory capital requirements administered by the Federal Reserve, while Frost Bank is subject to the regulatory capital requirements administered by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on the Corporation’s financial statements. Management believes, as of December 31, 2010, that Cullen/Frost and Frost Bank met all capital adequacy requirements to which they are subject.

Dividend Restrictions. In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well capitalized” status, at December 31, 2010, Frost Bank could pay aggregate dividends of up to $309.1 million to Cullen/Frost without prior regulatory approval.

Note 11 - Employee Benefit Plans

Retirement Plans

Profit Sharing Plans. The profit-sharing plan is a defined contribution retirement plan that covers employees who have completed at least one year of service and are age 21 or older. All contributions to the plan are made at the discretion of the Corporation based upon the fiscal year profitability. Contributions are allocated to eligible participants pro rata, based upon compensation, age and other factors. Plan participants self-direct the investment of allocated contributions by choosing from a menu of investment options. Account assets are subject to withdrawal restrictions and participants vest in their accounts after three years of service. The Corporation also maintains a separate non-qualified profit sharing plan for certain employees whose participation in the qualified profit sharing plan is limited. The plan offers such employees an alternative means of receiving comparable benefits. Expense related to these plans totaled $12.0 million in 2010, $12.1 million in 2009 and $10.4 million in 2008.

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

The Corporation uses a December 31 measurement date for its defined benefit plans. Combined activity in the Corporation’s defined benefit pension plans was as follows:

	2010	2009	2008

Change in benefit obligation:
Benefit obligation at beginning of year	$132,456	$120,730	$121,268
Interest cost	7,724	7,973	7,742
Actuarial (gain) loss	10,189	8,512	(3,814)
Benefits paid	(5,123)	(4,759)	(4,466)

Benefit obligation at end of year	145,246	132,456	120,730

Change in plan assets:
Fair value of plan assets at beginning of year	128,044	106,489	102,465
Actual return on plan assets	17,580	25,795	(27,239)
Employer contributions	549	519	35,729
Benefits paid	(5,123)	(4,759)	(4,466)

Fair value of plan assets at end of year	141,050	128,044	106,489

Funded status of the plan at end of year and accrued benefit liability recognized	$4,196	$4,412	$14,241

Accumulated benefit obligation at end of year	$145,246	$131,863	$119,865

Certain disaggregated information related to the Corporation’s defined benefit pension plans as of year-end was as follows:

	Retirement Plan		Restoration Plan

	2010	2009	2010	2009

Projected benefit obligation	$129,961	$117,608	$15,285	$14,848
Accumulated benefit obligation	129,961	117,608	15,285	14,255
Fair value of plan assets	141,050	128,044	-	-
Funded status of the plan at end of year and accrued benefit (asset) liability recognized	(11,089)	(10,436)	15,285	14,848

The components of the combined net periodic benefit cost (benefit) for the Corporation’s defined benefit pension plans were as follows:

	2010	2009	2008

Expected return on plan assets, net of expenses	$(11,008)	$(9,125)	$(9,240)
Interest cost on projected benefit obligation	7,724	7,972	7,742
Net amortization and deferral	2,915	4,231	1,229

Net periodic benefit cost (benefit)	$(369)	$3,078	$(269)

Amounts related to the Corporation’s defined benefit pension plans recognized as a component of other comprehensive income were as follows:

	2010	2009	2008

Net actuarial gain (loss)	$(702)	$12,388	$(31,436)
Deferred tax (expense) benefit	245	(4,335)	11,003

Other comprehensive income (loss), net of tax	$(457)	$8,053	$(20,433)

Amounts recognized as a component of accumulated other comprehensive loss as of year-end that have not been recognized as a component of the combined net period benefit cost of the Corporation’s defined benefit pension plans are presented in the following table. The Corporation expects to recognize approximately $3.1 million of the net actuarial loss reported in the following table as of December 31, 2010 as a component of net periodic benefit cost during 2011.

	2010	2009

Net actuarial loss	$(43,824)	$(43,122)
Deferred tax benefit	15,338	15,093

Amounts included in accumulated other comprehensive loss, net of tax	$(28,486)	$(28,029)

The weighted-average assumptions used to determine the benefit obligations as of the end of the years indicated and the net periodic benefit cost for the years indicated are presented in the table below. Because the plans were frozen, increases in compensation are not considered after 2001.

	2010	2009	2008

Benefit obligations:
Discount rate	5.55%	5.95%	6.75%

Net periodic benefit cost:
Discount rate	5.95%	6.75%	6.50%
Expected return on plan assets	8.75	8.75	8.75

Management uses an asset allocation optimization model to analyze the potential risks and rewards associated with various asset allocation strategies on a quarterly basis. As of December 31, 2010, management’s investment objective for the Corporation’s defined benefit plans is to achieve long-term growth. This strategy provides for a target asset allocation of approximately 62% invested in equity securities, approximately 35% invested in fixed income debt securities with any remainder invested in cash or short-term cash equivalents. The modeling process calculates, with a 90% confidence ratio, the potential risk associated with a given asset allocation and helps achieve adequate diversification of investment assets. The plan assets are reviewed annually to determine if the obligations can be met with the current investment mix and funding strategy.

The major categories of assets in the Corporation’s Retirement Plan as of year-end is presented in the following table. Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 “Fair Value Measurements and Disclosures,” utilized to measure fair value (see Note 16 - Fair Value Measurements). The Corporation’s Restoration Plan is unfunded.

	2010	2009

Level 1:
U.S. Treasury securities	$3,562	$6,299
Corporate bonds and notes	10,625	15,358
Common stocks	53,162	39,496
Mutual funds	68,312	58,295
Cash and cash equivalents	4,434	8,596

Level 2:
U.S. government agency securities	955	-

Total fair value of plan assets	$141,050	$128,044

U.S. Treasury securities consist of longer-term notes with varying maturity dates. Corporate bonds and notes include investment-grade bonds and notes of U.S. companies from diversified industries. Investments in common stocks primarily include U.S. companies with large market capitalizations. Common stock investments are diversified amongst various industries with no industry representing more than 10% of the Plan’s total investment. Mutual funds include various equity, fixed-income and blended funds with varying investment strategies. Approximately 70% of mutual fund investments consist of equity investments. The investment objective of equity funds is long-term capital appreciation with current income. The remaining mutual fund investments consist of U.S. fixed-income securities, including investment-grade U.S. Treasury securities, U.S. government agency securities and mortgage-backed securities, corporate bonds and notes and collateralized mortgage obligations. The investment objective of fixed-income funds is to maximize investment return while preserving investment principal. U.S. government agency securities at December 31, 2010 include obligations of Ginnie Mae.

The asset allocation optimization model is used to estimate the expected long-term rate of return for a given asset allocation strategy. Expectations of returns for each asset class are based on comprehensive reviews of historical data and economic/financial market theory. During periods with volatile interest rates and equity security prices, the model may call for changes in the allocation of plan investments to achieve desired returns. Management assumed a long-term rate of return of 8.75% in the determination of the net periodic benefit cost for 2010. The expected long-term rate of return on assets was selected from within the reasonable range of rates determined by historical real returns, net of inflation, for the asset classes covered by the plan’s investment policy and projections of inflation over the long-term period during which benefits are payable to plan participants.

The Corporation’s investment strategies prohibit selling assets short and the use of derivatives. Additionally, the Corporation’s defined benefit plans do not directly invest in real estate, commodities, or private investments.

The plans may lend certain plan securities to creditworthy brokers. The brokers must provide cash collateral equal to or in excess of 100% of the fair value of the securities borrowed or non-cash collateral equal to or in excess of 102% of the fair value of the securities borrowed.

As of December 31, 2010, expected future benefit payments related to the Corporation’s defined benefit plans were as follows:

2011	$6,184
2012	7,002
2013	7,444
2014	7,846
2015	8,335
2016 through 2020	47,479

$84,290

The Corporation expects to contribute $1.2 million to the defined benefit plans during 2011.

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

Savings Plans

401(k) Plan and Thrift Incentive Plan. The Corporation maintains a 401(k) stock purchase plan that permits each participant to make before- or after-tax contributions in an amount not less than 2% and not exceeding 50% of eligible compensation and subject to dollar limits from Internal Revenue Service regulations. The Corporation matches 100% of the employee’s contributions to the plan based on the amount of each participant’s contributions up to a maximum of 6% of eligible compensation. Eligible employees must complete 90 days of service in order to enroll and vest in the Corporation’s matching contributions immediately. Expense related to the plan totaled $9.8 million in 2010, $9.8 million in 2009 and $9.2 million in 2008. The Corporation’s matching contribution is initially invested in Cullen/Frost common stock. However, employees may immediately reallocate the Corporation’s matching portion, as well as invest their individual contribution, to any of a variety of investment alternatives offered under the 401(k) Plan.

The Corporation maintains a thrift incentive stock purchase plan to offer certain employees whose participation in the 401(k) plan is limited an alternative means of receiving comparable benefits. Expense related to this plan was not significant during 2010, 2009 and 2008.

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

During 2005, the 2005 Omnibus Incentive Plan (“2005 Plan”) was established to replace all other previously approved executive stock plans and the remaining shares authorized for grant under the 2001 Stock Plan were cancelled. Under the 2005 Plan, the Corporation may grant, among other things, nonqualified stock options, incentive stock options, stock awards, stock award units, stock appreciation rights, or any combination thereof to certain employees.

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

Options awarded under the 2005 Plan during the periods presented have a ten-year life and vest in equal annual installments over a four-year period. Options awarded under the 2007 and 1997 Directors Plans during the periods presented have a six-year life with immediate vesting. Non-vested stock awards/stock units are generally awarded with a four-year-cliff vesting period.

Each award from all plans is evidenced by an award agreement that specifies the option price, the duration of the option, the number of shares to which the option pertains, and such other provisions as the Committee determines. The option price for each grant is at least equal to the fair market value of a share of Cullen/Frost’s common stock on the date of grant. Options granted expire at such time as the Committee determines at the date of grant and in no event does the exercise period exceed a maximum of ten years. Upon a change-in-control of Cullen/Frost, as defined in the plans, all outstanding options and non-vested stock awards/units immediately vest.

A combined summary of activity in the Corporation’s active stock plans is presented in the following table.

			Non-Vested Stock Awards/Stock Units Outstanding		Stock Options Outstanding
	Shares Available for Grant	Director Deferred Stock Units Outstanding	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price

Balance, January 1, 2008	1,896,150	-	233,100	$50.68	4,526,276	$45.44
Granted	(963,350)	5,450	63,000	52.44	894,900	52.44
Stock options exercised	-	-	-	-	(1,116,470)	33.50
Stock awards vested	-	-	(67,100)	47.29	-	-
Forfeited	32,656	-	-	-	(32,656)	51.93
Cancelled/expired	(1,631)	-	-	-	-	-

Balance, December 31, 2008	963,825	5,450	229,000	$52.16	4,272,050	$49.98
Shares authorized - 2005 Plan	3,310,725	-	-	-	-	-
Granted	(849,818)	7,238	56,300	50.64	786,280	50.64
Stock options exercised	-	-	-	-	(426,625)	38.03
Stock awards vested	-	-	(52,100)	50.01	-	-
Forfeited	24,250	-	-	-	(24,250)	52.71
Cancelled/expired	(3,475)	-	-	-	(7,000)	52.09

Balance, December 31, 2009	3,445,507	12,688	233,200	$52.27	4,600,455	$51.18
Granted	(814,910)	5,030	56,300	52.46	753,580	52.51
Stock options exercised	-	-	-	-	(819,650)	47.34
Stock awards vested	-	-	(61,950)	56.73	-
Deferred stock unit conversions	-	(1,203)	-	-	-
Forfeited	150,500	-	-	-	(150,500)	52.49
Cancelled/expired	(21,750)	-	-	-	-

Balance, December 31, 2010	2,759,347	16,515	227,550	$51.10	4,383,885	$52.08

Of the 2,759,347 shares available for grant included in the above table as of December 31, 2010, a total of 179,682 shares may be granted as full value awards, meaning awards other than in the form of stock options or stock appreciation rights, and which are settled by the issuance of shares.

Upon retirement from the Corporation’s board of directors, non-employee directors will receive one share of the Corporation’s common stock for each deferred stock unit held. The deferred stock units were fully vested upon being awarded and will receive equivalent dividend payments as such dividends are declared on the Corporation’s common stock.

Other information regarding options outstanding and exercisable as of December 31, 2010 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Number of Shares	Weighted- Average Exercise Price
$ 45.01	-	$ 50.00	750,475	$48.76	6.63	546,150	$48.72
50.01	-	55.00	2,901,435	51.52	7.96	1,170,221	51.06
55.01	-	60.00	731,975	57.71	5.73	726,475	57.70

		Total	4,383,885	52.08	7.36	2,442,846	52.51

Proceeds from stock option exercises totaled $38.8 million in 2010, $16.2 million in 2009 and $37.4 million in 2008. Shares issued in connection with stock compensation awards are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. During 2010, 666,222 shares issued in connection with stock compensation awards were new shares issued from available authorized shares, while 176,991 shares were issued from available treasury stock. During 2009 and 2008, all shares issued in connection with stock compensation awards were issued from available treasury stock.

The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $39.6 million and $21.1 million at December 31, 2010. The total intrinsic value of stock options exercised was $6.6 million in 2010, $4.9 million in 2009 and $24.7 million in 2008. The total fair value of stock awards/stock units vested was $3.3 million in 2010, $2.6 million in 2009 and $3.7 million in 2008.

Stock-based Compensation Expense. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Stock-based compensation expense and the related income tax benefit was as follows:

	2010	2009	2008

Stock options	$9,839	$9,314	$6,979
Non-vested stock awards/stock units	4,786	3,001	2,887
Deferred stock-units	300	330	300

Total	$14,925	$12,645	$10,166

Income tax benefit	$5,224	$4,426	$3,558

Unrecognized stock-based compensation expense at December 31, 2010 was as follows:

Stock options	$22,890
Non-vested stock awards/stock units	5,192

Total	$28,082

The weighted-average period over which this unrecognized expense related to stock options was expected to be recognized was 3.1 years. The weighted-average period over which this unrecognized expense related to non-vested stock awards/stock units was expected to be recognized was 1.9 years.

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

The weighted-average fair value of stock options granted during 2010, 2009 and 2008 estimated using a binomial lattice-based valuation model, was $12.94, $14.43 and $12.42. The assumptions used to determine the fair value of options granted are detailed in the table below.

	2010	2009	2008

Risk-free interest rate	0.14% to 4.98%	0.08% to 5.21%	1.08% to 6.02%
Weighted-average risk-free interest rate	2.79%	3.50%	3.93%
Dividend yield	2.79%	2.74%	2.60%
Expected market price volatility	31.11% to 41.40%	31.16% to 52.70%	28.42% to 38.43%
Weighted-average expected market price volatility	34.65%	39.25%	30.87%
Expected term	5.6 to 6.9 Years	5.7 to 6.8 Years	5.3 to 6.9 Years
Weighted-average expected term	6.0 Years	6.3 Years	6.1 Years

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

The fair value of non-vested stock awards/stock units and deferred stock units for the purposes of recognizing stock-based compensation expense is the market price of the stock on the measurement date, which, for the Corporation, is the date of the award.

Note 12 - Other Non-Interest Income and Expense

Other non-interest income and expense totals are presented in the following tables. Components of these totals exceeding 1% of the aggregate of total net interest income and total non-interest income for any of the years presented are stated separately.

	2010	2009	2008

Other non-interest income:
Check card income	$21,116	$18,536	$17,106
Gain on termination of interest rate swap	-	17,722	-
Other	29,220	28,171	39,794

Total	$50,336	$64,429	$56,900

Other non-interest expense:
Legal and other professional fees	$20,792	$19,858	$19,099
Advertising, promotions and public relations	15,087	15,327	15,277
Other	88,328	90,426	88,341

Total	$124,207	$125,611	$122,717

Note 13 - Income Taxes

Income tax expense was as follows:

	2010	2009	2008

Current income tax expense	$52,932	$63,575	$78,203
Deferred income tax expense (benefit)	4,644	(9,854)	11,421
Income tax expense	$57,576	$53,721	$89,624

Reported income tax expense differed from the amounts computed by applying the U.S. federal statutory income tax rate of 35% to income before income taxes as follows:

	2010	2009	2008

Income tax expense computed at the statutory rate	$93,219	$81,464	$103,908
Effect of tax-exempt interest	(34,355)	(26,673)	(13,210)
Bank owned life insurance income	(1,581)	(1,694)	(1,738)
Other	293	624	664

Income tax expense, as reported	$57,576	$53,721	$89,624

Year-end deferred taxes were as follows:

	2010	2009

Deferred tax assets:
Allowance for possible loan losses	$44,211	$43,858
Net actuarial loss on defined benefit post-retirement benefit plans	15,269	14,959
Stock-based compensation	13,314	11,378
Gain on sale of assets	2,519	2,614
Non-accrual loans	2,083	1,406
Building modification reserve	1,263	1,268
Non-compete agreements	1,134	1,259
Other	1,363	1,722

Total gross deferred tax assets	81,156	78,464

Deferred tax liabilities:
Net unrealized gain on securities available for sale and effective cash flow hedging derivatives	(98,327)	(97,992)
Intangible assets	(8,170)	(9,332)
Defined benefit post-retirement benefit plans	(13,638)	(13,311)
Premises and equipment	(17,502)	(9,904)
Leases	(5,352)	(5,032)
Prepaid expenses	(1,413)	(1,270)
Other	(1,939)	(2,139)

Total gross deferred tax liabilities	(146,341)	(138,980)

Net deferred tax asset (liability)	$(65,185)	$(60,516)

No valuation allowance for deferred tax assets was recorded at December 31, 2010 and 2009 as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years.

The Corporation files income tax returns in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2007.

Note 14 - Other Comprehensive Income

Total comprehensive income is reported in the accompanying statements of changes in shareholders’ equity. Information related to net other comprehensive income is as follows:

	2010	2009	2008

Net income:	$208,764	$179,034	$207,255

Other comprehensive income:
Securities available for sale:
Change in net unrealized gain/loss during the period	(21,568)	80,397	108,415
Reclassification adjustment for (gains) losses included in income	(6)	1,260	159
Change in the net actuarial gain/loss on defined benefit post-retirement benefit plans	(887)	12,173	(31,682)
Change in accumulated gain/loss on effective cash flow hedging derivatives	22,531	(67,814)	145,686

	70	26,016	222,578
Deferred tax expense	25	9,105	77,902

Net other comprehensive income	45	16,911	144,676

Comprehensive income	$208,809	$195,945	$351,931

The components of accumulated other comprehensive income, net of tax, as of year-end were as follows:

	2010	2009

Net actuarial loss on defined benefit post-retirement benefit plans	$(28,357)	$(27,780)
Net unrealized gain on securities available for sale	96,012	110,035
Accumulated gain on effective cash flow hedging derivatives	86,595	71,950

	$154,250	$154,205

Note 15 - Derivative Financial Instruments

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

During 2007, the Corporation entered into three interest rate swap contracts on variable-rate loans with a total notional amount of $1.2 billion. The interest rate swap contracts were designated as hedging instruments in cash flow hedges with the objective of protecting the overall cash flows from the Corporation’s monthly interest receipts on a rolling portfolio of $1.2 billion of variable-rate loans outstanding throughout the 84-month period beginning in October 2007 and ending in October 2014 from the risk of variability of those cash flows such that the yield on the underlying loans would remain constant. As further discussed below, during November 2009, the Corporation terminated portions of the hedges and settled portions of the interest rate swap contracts during November 2009 and terminated the remaining portions of the hedges and settled the remaining portions interest rate swap contracts during November 2010. Under the initial hedge relationship, the desired constant yield was 7.559% in the case of the first contract (underlying loan pool totaling $650.0 million carrying an interest rate equal to Prime), 8.059% in the case of the second contract (underlying loan pool totaling $230.0 million carrying an interest rate equal to Prime plus a margin of 50 basis points) and 8.559% in the case of the third contract (underlying loan pool totaling $320.0 million carrying an interest rate equal to Prime plus a margin of 100 basis points). Under the swaps, the Corporation received a fixed interest rate of 7.559% and paid a variable interest rate equal to the daily Federal Reserve Statistical Release H-15 Prime Rate (Prime), with monthly settlements.

As stated above, during November 2009, the Corporation settled portions of two of the interest rate swap contracts having a total notional amount of $400.0 million and concurrently terminated the hedges related to the interest cash flows on a rolling portfolio of $400.0 million of variable rate loans. The terminated hedges had underlying loan pools totaling $300.0 million carrying an interest rate equal to Prime and $100.0 million carrying an interest rate equal to Prime plus a margin of 50 basis points. In November 2010, the Corporation settled the remaining interest rate swap contracts having a total notional amount of $800.0 million and concurrently terminated the hedges related to the interest cash flows on a rolling portfolio of $800.0 million of variable rate loans. The terminated hedges had underlying loan pools totaling $350.0 million carrying an interest rate equal to Prime, $130.0 million carrying an interest rate equal to Prime plus a margin of 50 basis points and $320.0 million carrying an interest rate equal to Prime plus a margin of 100 basis points. The deferred accumulated after-tax gain applicable to the settled interest rate contracts included in accumulated other comprehensive income totaled $92.8 million and $29.0 million at December 31, 2010 and 2009, respectively. The deferred gain will be reclassified into earnings during future periods when the formerly hedged transactions impact future earnings.

In October 2008, the Corporation entered into an interest rate swap contract on junior subordinated deferrable interest debentures with a total notional amount of $120.0 million. The interest rate swap contract was designated as a hedging instrument in a cash flow hedge with the objective of protecting the quarterly interest payments on the Corporation’s $120.0 million of junior subordinated deferrable interest debentures issued to Cullen/Frost Capital Trust II throughout the five-year period beginning in December 2008 and ending in December 2013 from the risk of variability of those payments resulting from changes in the three-month LIBOR interest rate. Under the swap, the Corporation will pay a fixed interest rate of 5.47% and receive a variable interest rate of three-month LIBOR plus a margin of 1.55% on a total notional amount of $120.0 million, with quarterly settlements.

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

The notional amounts and estimated fair values of interest rate derivative contracts outstanding at December 31, 2010 and 2009 are presented in the following table. The Corporation obtains dealer quotations to value its interest rate derivative contracts designated as hedges of cash flows, while the fair values of other interest rate derivative contracts are estimated utilizing internal valuation models with observable market data inputs.

	December 31, 2010		December 31, 2009

	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

Interest rate derivatives designated as hedges of fair value:
Commercial loan/lease interest rate swaps	$104,088	$(8,350)	$134,808	$(9,453)
Interest rate derivatives designated as hedges of cash flows:
Interest rate swaps on variable-rate loans	-	-	800,000	74,214
Interest rate swap on junior subordinated deferrable interest debentures	120,000	(9,895)	120,000	(6,943)
Non-hedging interest rate derivatives:
Commercial loan/lease interest rate swaps	593,792	44,335	555,334	32,608
Commercial loan/lease interest rate swaps	593,792	(44,666)	555,334	(32,786)
Commercial loan/lease interest rate caps	20,000	388	22,792	1,086
Commercial loan/lease interest rate caps	20,000	(388)	22,792	(1,086)
Commercial loan/lease interest rate floors	-	-	2,792	40
Commercial loan/lease interest rate floors	-	-	2,792	(40)

The weighted-average rates paid and received for interest rate swaps outstanding at December 31, 2010 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received

Interest rate swaps:
Fair value hedge commercial loan/lease interest rate swaps	4.53%	0.26%
Cash flow hedge interest rate swaps on junior subordinated deferrable interest debentures	5.47	1.85
Non-hedging interest rate swaps	1.88	5.19
Non-hedging interest rate swaps	5.19	1.88

The weighted-average strike rate for outstanding interest rate caps was 3.10% at December 31, 2010.

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

		December 31, 2010		December 31, 2009

	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

Non-hedging commodity swaps:
Oil	Barrels	321	$2,502	71	$1,482
Oil	Barrels	321	(2,428)	71	(1,468)
Natural gas	MMBTUs	510	195	-	-
Natural gas	MMBTUs	510	(174)	-	-

Non-hedging commodity options:
Oil	Barrels	1,288	7,706	1,726	11,581
Oil	Barrels	1,288	(7,706)	1,726	(11,581)
Natural gas	MMBTUs	3,820	3,774	6,970	4,151
Natural gas	MMBTUs	3,820	(3,774)	6,970	(4,151)

Foreign Currency Derivatives. The Corporation enters into foreign currency forward contracts that are not designated as hedging instruments primarily to accommodate the business needs of its customers. Upon the origination of a foreign currency denominated transaction with a customer, the Corporation simultaneously enters into an offsetting contract with a third party to negate the exposure to fluctuations in foreign currency exchange rates. The Corporation also utilizes foreign currency forward contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in foreign currency exchange rates on certain short-term, non-U.S. dollar denominated loans. The notional amounts and fair values of open foreign currency forward contracts were not significant at December 31, 2010 and 2009.

Gains, Losses and Derivative Cash Flows. For fair value hedges, the changes in the fair value of both the derivative hedging instrument and the hedged item are included in other non-interest income or other non-interest expense. The extent that such changes in fair value do not offset represents hedge ineffectiveness. Net cash flows from interest rate swaps on commercial loans/leases designated as hedging instruments in effective hedges of fair value are included in interest income on loans. For cash flow hedges, the effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument is included in other comprehensive income, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is included in other non-interest income or other non-interest expense. Net cash flows from interest rate swaps on variable-rate loans designated as hedging instruments in effective hedges of cash flows and the reclassification from other comprehensive income of deferred gains associated with the termination of those hedges are included in interest income on loans. Net cash flows from the interest rate swap on junior subordinated deferrable interest debentures designated as a hedging instrument in an effective hedge of cash flows are included in interest expense on junior subordinated deferrable interest debentures. Net cash flows from interest rate swaps on FHLB advances designated as hedging instruments in effective hedges of cash flows were included in interest expense on other long-term borrowings. For non-hedging derivative instruments, gains and losses due to changes in fair value and all cash flows are included in other non-interest income and other non-interest expense.

Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	2010	2009	2008

Commercial loan/lease interest rate swaps:
Amount of gain (loss) included in interest income on loans	$(5,082)	$(5,852)	$(2,908)
Amount of (gain) loss included in other non-interest expense	(110)	(390)	(9)

Amounts included in the consolidated statements of income and in other comprehensive income for the period related to interest rate derivatives designated as hedges of cash flows were as follows:

	2010	2009	2008

Interest rate swaps/caps/floors on variable-rate loans:
Amount reclassified from accumulated other comprehensive income to interest income on loans	$43,389	$51,377	$29,710
Amount of gain (loss) recognized in other comprehensive income	68,865	(20,177)	185,712

Interest rate swaps on junior subordinated deferrable interest debentures:
Amount reclassified from accumulated other comprehensive income to interest expense on junior subordinated deferrable interest debentures	4,367	3,595	177
Amount of gain (loss) recognized in other comprehensive income	(7,312)	145	(10,493)

Interest rate swaps on FHLB advances:
Amount reclassified from accumulated other comprehensive income to:
Other non-interest income	-	17,722	-
Interest expense on other long-term borrowings	-	2,950	-
Amount of gain (loss) recognized in other comprehensive income	-	14,772	-

No ineffectiveness related to interest rate derivatives designated as hedges of cash flows was recognized in the consolidated statements of income during the reported periods. The accumulated net after-tax gain related to effective cash flow hedges included in accumulated other comprehensive income totaled $86.6 million at December 31, 2010 and $72.0 million at December 31, 2009. The Corporation expects approximately $21.5 million of the net after-tax gain related to effective cash flow hedges included in accumulated other comprehensive income at December 31, 2010 will be reclassified into earnings during 2011. This amount represents management’s best estimate given current expectations about market interest rates and volumes related to loan pools underlying the terminated cash flow hedges. Because actual market interest rates and volumes related to loan pools underlying the terminated cash flow hedges may differ from management’s expectations, there can be no assurance as to the ultimate amount that will be reclassified into earnings during 2011.

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

	2010	2009	2008

Non-hedging interest rate derivatives:
Other non-interest income	$2,713	$915	$2,934
Other non-interest expense	154	198	20

Non-hedging commodity derivatives:
Other non-interest income	221	375	265

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

The Corporation’s credit exposure relating to interest rate swaps and commodity swaps/options with bank customers was approximately $47.7 million at December 31, 2010. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. The Corporation had no credit exposure, net of collateral pledged, relating to interest rate swaps and commodity swaps/options with upstream financial institution counterparties at December 31, 2010. Collateral levels for upstream financial institution counterparties are monitored and adjusted as necessary.

The aggregate fair value of securities posted as collateral by the Corporation related to derivative contracts totaled $55.2 million at December 31, 2010. At such date, the Corporation also had $8.5 million in cash collateral on deposit with other financial institution counterparties.

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Corporation’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Corporation’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Corporation’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Corporation’s monthly and/or quarterly valuation process.

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

Derivatives. Derivatives are generally reported at fair value utilizing Level 2 inputs, except for foreign currency contracts, which are reported at fair value utilizing Level 1 inputs. The Corporation obtains dealer quotations to value its prime-rate loan swaps, the swap related to its junior subordinated deferrable interest debentures and commodity swaps/options. The Corporation utilizes internal valuation models with observable market data inputs to estimate fair values of customer interest rate swaps, caps and floors. The Corporation also obtains dealer quotations for these derivatives for comparative purposes to assess the reasonableness of the model valuations. In cases where significant credit valuation adjustments are incorporated into the estimation of fair value, reported amounts are considered to have been derived utilizing Level 3 inputs.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

2010
Securities available for sale:
U.S. Treasury	$987,031	$-	$-	$987,031
Residential mortgage-backed securities	-	2,091,330	-	2,091,330
States and political subdivisions	-	2,040,300	-	2,040,300
Other	-	38,809	-	38,809

Trading account securities:
U.S. Treasury	14,986	-	-	14,986
States and political subdivisions	-	115	-	115

Derivative assets:
Interest rate swaps, caps and floors	-	43,633	1,090	44,723
Commodity and foreign exchange derivatives	-	14,177	-	14,177

Derivative liabilities:
Interest rate swaps, caps and floors	-	63,299	-	63,299
Commodity and foreign exchange derivatives	19	14,082	-	14,101

2009
Securities available for sale:
U.S. Treasury	$400,255	$-	$-	$400,255
Residential mortgage-backed securities	-	2,577,309	-	2,577,309
States and political subdivisions	-	1,868,658	-	1,868,658
Other	-	38,035	-	38,035

Trading account securities:
U.S. Treasury	16,126	-	-	16,126

Derivative assets:
Interest rate swaps, caps and floors	-	107,003	945	107,948
Commodity and foreign exchange derivatives	23	17,214	-	17,237

Derivative liabilities:
Interest rate swaps, caps and floors	-	50,308	-	50,308
Commodity and foreign exchange derivatives	-	17,200	-	17,200

The following table reconciles the beginning and ending balances of derivative assets measured at fair value on a recurring basis using significant unobservable (Level 3) inputs:

	2010	2009

Balance, beginning of period	$945	$-
Transfers into Level 3	-	1,354
Cash settlements	(462)	(210)
Realized gains included in other non-interest income	761	-
Realized losses included in other non-interest expense	(154)	(199)

Balance, end of period	$1,090	$945

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets measured at fair value on a non-recurring basis during 2010 and 2009 include certain impaired loans reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. The following table presents impaired loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral during 2010 and 2009.

	2010		2009

	Level 2	Level 3	Level 2	Level 3

Carrying value of impaired loans	$18,020	$5,458	$7,827	$7,357
Specific valuation allowance allocations	(7,311)	(3,722)	(1,600)	(3,743)

Fair value	$10,709	$1,736	$6,227	$3,614

Non-Financial Assets and Non-Financial Liabilities: The Corporation has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. Non-financial assets measured at fair value on a non-recurring basis during 2010 and 2009 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for possible loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in other non-interest expense. The fair value of a foreclosed asset is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs.

The following table presents foreclosed assets that were remeasured and reported at fair value:

	2010	2009

Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$22,585	$42,091
Charge-offs recognized in the allowance for possible loan losses	(3,067)	(5,980)

Fair value	$19,518	$36,111

Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$9,414	$5,749
Write-downs included in other non-interest expense	(2,302)	(1,557)

Fair value	$7,112	$4,192

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

The estimated fair values of financial instruments were as follows:

	December 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	$2,820,977	$2,820,977	$1,721,479	$1,721,479
Securities	5,456,200	5,468,799	4,906,498	4,906,639
Loans, net	7,990,704	8,038,760	8,242,471	8,222,049
Cash surrender value of life insurance policies	129,922	129,922	125,405	125,405
Interest rate swaps on variable rate loans designated as hedges of cash flows	-	-	74,214	74,214
Non-hedging commercial loan/lease interest rate swaps, caps and floors	44,723	44,723	33,734	33,734
Commodity and foreign exchange derivatives	14,177	14,177	17,237	17,237
Accrued interest receivable	72,328	72,328	69,883	69,883
Financial liabilities:
Deposits	14,479,342	14,480,725	13,313,310	13,315,611
Federal funds purchased and repurchase agreements	475,673	475,673	482,048	482,048
Junior subordinated deferrable interest debentures	123,712	123,712	136,084	136,084
Subordinated notes payable and other borrowings	250,045	256,172	256,562	255,588
Interest rate swap on junior subordinated deferrable interest debentures designated as a hedge of cash flows	9,895	9,895	6,943	6,943
Commercial loan/lease interest rate swaps designated as hedges of fair value	8,350	8,350	9,453	9,453
Non-hedging commercial loan/lease interest rate swaps, caps and floors	45,054	45,054	33,912	33,912
Commodity and foreign exchange derivatives	14,101	14,101	17,200	17,200
Accrued interest payable	9,991	9,991	13,035	13,035

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

Note 17 - Operating Segments

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

Financial results by operating segment are detailed below. Certain prior period amounts have been reclassified to conform to the current presentation.

	Banking	FMG		Non-Banks	Consolidated

2010
Net interest income (expense)	$570,019	$6,271		$(12,831)	$563,459
Provision for possible loan losses	43,607	4		-	43,611
Non-interest income	194,111	85,804		2,118	282,033
Non-interest expense	449,430	80,346		5,765	535,541

Income (loss) before income taxes	271,093	11,725		(16,478)	266,340
Income tax expense (benefit)	60,742	4,101		(7,267)	57,576

Net income (loss)	$210,351	$7,624		$(9,211)	$208,764

Revenues from (expenses to) external customers	$764,130	$92,075		$(10,713)	$845,492

Average assets (in millions)	$17,140	$27	(1)	$20	$17,187

2009
Net interest income (expense)	$540,458	$9,303		$(13,082)	$536,679
Provision for possible loan losses	65,392	-		-	65,392
Non-interest income	208,476	83,715		1,515	293,706
Non-interest expense	447,251	79,722		5,265	532,238

Income (loss) before income taxes	236,291	13,296		(16,832)	232,755
Income tax expense (benefit)	56,887	4,654		(7,820)	53,721

Net income (loss)	$179,404	$8,642		$(9,012)	$179,034

Revenues from (expenses to) external customers	$748,934	$93,018		$(11,567)	$830,385

Average assets (in millions)	$15,653	$32	(1)	$17	$15,702

2008
Net interest income (expense)	$523,642	$23,215		$(12,832)	$534,025
Provision for possible loan losses	37,822	1		-	37,823
Non-interest income	188,838	96,277		2,207	287,322
Non-interest expense	403,164	78,164		5,317	486,645

Income (loss) before income taxes	271,494	41,327		(15,942)	296,879
Income tax expense (benefit)	82,539	14,464		(7,379)	89,624

Net income (loss)	$188,955	$26,863		$(8,563)	$207,255

Revenues from (expenses to) external customers	$712,480	$119,492		$(10,625)	$821,347

Average assets (in millions)	$13,641	$30	(1)	$14	$13,685

(1)	Excludes off balance sheet managed and custody assets with a total fair value of $24.9 billion, $22.7 billion and $21.7 billion at December 31, 2010, 2009 and 2008.

Note 18 - Condensed Financial Statements of Parent Company

Condensed financial statements pertaining only to Cullen/Frost Bankers, Inc. are presented below. Investments in subsidiaries are stated using the equity method of accounting.

Condensed Statements of Income

	Year Ended December 31,
	2010	2009	2008

Income:
Dividend income	$109,741	$96,781	$110,870
Interest and other income	165	151	853

Total income	109,906	96,932	111,723
Expenses:
Interest expense	12,852	13,101	12,842
Salaries and employee benefits	1,141	1,116	1,075
Other	5,138	4,693	5,227

Total expenses	19,131	18,910	19,144

Income before income taxes and equity in undistributed earnings of subsidiaries	90,775	78,022	92,579
Income tax benefit	8,000	8,398	8,228
Equity in undistributed earnings of subsidiaries	109,989	92,614	106,448

Net income	$208,764	$179,034	$207,255

Condensed Balance Sheets

	December 31,
	2010	2009

Assets:
Cash	$22,404	$9,440
Resell agreements	133,860	101,900

Total cash and cash equivalents	156,264	111,340
Investment in subsidiaries	2,133,779	2,022,398
Other assets	10,135	8,339

Total assets	$2,300,178	$2,142,077

Liabilities:
Junior subordinated deferrable interest debentures	$123,712	$136,084
Subordinated notes payable	100,000	100,000
Accrued interest payable and other liabilities	14,786	11,569

Total liabilities	238,498	247,653
Shareholders’ Equity	2,061,680	1,894,424

Total liabilities and shareholders’ equity	$2,300,178	$2,142,077

Condensed Statements of Cash Flows

	Year Ended December 31,
	2010	2009	2008
Operating Activities:
Net income	$208,764	$179,034	$207,255
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(109,989)	(92,614)	(106,448)
Stock-based compensation	300	330	300
Excess tax benefits from stock-based compensation	(614)	(464)	(7,088)
Net change in other assets and other liabilities	9,891	4,602	7,304

Net cash from operating activities	108,352	90,888	101,323
Investing Activities:
Net cash paid in acquisitions	-	-	(352)
Redemption of capital trusts	372	-	93

Net cash from investing activities	372	-	(259)
Financing Activities:
Redemption of junior subordinated deferrable interest debentures	(12,372)	-	(3,093)
Proceeds from stock option exercises	38,807	16,226	37,400
Proceeds from stock-based compensation activities of subsidiaries	14,625	12,315	9,866
Excess tax benefits from stock-based compensation	614	464	7,088
Purchase of treasury stock	(986)	(800)	(23,055)
Treasury stock sold to the 401(k) stock purchase plan	3,539	2,498	-
Cash dividends paid	(108,027)	(102,130)	(98,152)

Net cash from financing activities	(63,800)	(71,427)	(69,946)

Net change in cash and cash equivalents	44,924	19,461	31,118
Cash and cash equivalents at beginning of year	111,340	91,879	60,761

Cash and cash equivalents at end of year	$156,264	$111,340	$91,879

Note 19 - Accounting Standards Updates

Accounting Standards Codification. The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (“GAAP”) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

FASB ASC Topic 260, “Earnings Per Share.” On January 1, 2009, the Corporation adopted new accounting guidance that provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. See Note 1—Significant Accounting Policies.

FASB ASC Topic 320, “Investments—Debt and Equity Securities.” New accounting guidance (i) changed existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaced the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. This guidance became effective during the first quarter of 2009 and did not significantly impact the Corporation’s financial statements.

FASB ASC Topic 715, “Compensation—Retirement Benefits.” New accounting guidance expanded disclosure requirements related to plan assets of defined benefit pension or other post-retirement benefit plans effective, for the Corporation, beginning with the year-ended December 31, 2009. See Note 11 - Employee Benefit Plans.

Additional new accounting guidance under ASC Topic 715, “Compensation—Retirement Benefits,” requires the recognition of a liability and related compensation expense for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to post-retirement periods. Under ASC Topic 715, life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity’s obligation to the employee. Accordingly, the entity must recognize a liability and related compensation expense during the employee’s active service period based on the future cost of insurance to be incurred during the employee’s retirement. The Corporation adopted the new authoritative accounting guidance under ASC Topic 715 on January 1, 2008 as a change in accounting principle through a cumulative-effect adjustment to retained earnings totaling $240 thousand.

FASB ASC Topic 805, “Business Combinations.” On January 1, 2009, new accounting guidance under ASC Topic 805, “Business Combinations,” became applicable to the Corporation’s accounting for business combinations closing on or after January 1, 2009. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Any contingent consideration is also required to be recognized and measured at fair value on the date of acquisition. Acquisition-related costs are to be expensed as incurred. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. ASC Topic 805 also expands required disclosures regarding the nature and financial effect of business combinations.

FASB ASC Topic 810, “Consolidation.” New accounting guidance amended prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance became effective for the Corporation on January 1, 2009 and did not have a significant impact on the Corporation’s financial statements.

FASB ASC Topic 815, “Derivatives and Hedging.” New accounting guidance expanded the disclosure requirements for derivatives and hedging activities to require disclosure of the entity’s objectives for the use of derivatives, how the entity accounts for derivatives and the related hedged items and their affect on the entity’s financial position and results of operations. This guidance became effective for the Corporation on January 1, 2009 and the required disclosures are reported in Note 15 - Derivative Financial Instruments.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” ASC Topic 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of ASC Topic 820 became effective for the Corporation on January 1, 2008 for financial assets and financial liabilities and on January 1, 2009 for non-financial assets and non-financial liabilities. Additional new accounting guidance under ASC Topic 820, which became effective during the first quarter of 2009, expanded certain disclosure requirements and affirmed that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASU 2009-5, “Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value,” which became effective during the fourth quarter of 2009, provided guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. See Note 16—Fair Value Measurements.

FASB ASC Topic 855, “Subsequent Events.” New accounting guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. This guidance became effective for the Corporation’s financial statements for periods ending after June 15, 2009 and did not have a significant impact on the Corporation’s financial statements.

Accounting Standards Update (ASU) No. 2009-16, “Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets.” ASU 2009-16 amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. ASU 2009-16 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The provisions of ASU 2009-16 became effective on January 1, 2010 and did not have a significant impact on the Corporation’s financial statements.

ASU No. 2009-17, “Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU 2009-17 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASU 2009-17 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. As further discussed below, ASU No. 2010-10, “Consolidations (Topic 810)—Amendments for Certain Investment Funds,” deferred the effective date of ASU 2009-17 for a reporting entity’s interests in investment companies. The provisions of ASU 2009-17 became effective on January 1, 2010 and did not have a significant impact on the Corporation’s financial statements.

ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures About Fair Value Measurements.” ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) company’s should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for the Corporation beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Corporation on January 1, 2010. See Note 16—Fair Value Measurements.

ASU No. 2010-10, “Consolidations (Topic 810)—Amendments for Certain Investment Funds.” ASU 2010-10 defers the effective date of the amendments to the consolidation requirements made by ASU 2009-17 to a company’s interest in an entity (i) that has all of the attributes of an investment company, as specified under ASC Topic 946, “Financial Services—Investment Companies,” or (ii) for which it is industry practice to apply measurement principles of financial reporting that are consistent with those in ASC Topic 946. As a result of the deferral, a company will not be required to apply the ASU 2009-17 amendments to the Subtopic 810-10 consolidation requirements to its interest in an entity that meets the criteria to qualify for the deferral. ASU 2010-10 also clarifies that any interest held by a related party should be treated as though it is an entity’s own interest when evaluating the criteria for determining whether such interest represents a variable interest. In addition, ASU 2010-10 also clarifies that a quantitative calculation should not be the sole basis for evaluating whether a decision maker’s or service provider’s fee is a variable interest. The provisions of ASU 2010-10 became effective for the Corporation as of January 1, 2010 and did not have a significant impact on the Corporation’s financial statements.

ASU No. 2010-11, “Derivatives and Hedging (Topic 815)—Scope Exception Related to Embedded Credit Derivatives.” ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 became effective for the Corporation on July 1, 2010 and did not have a significant impact on the Corporation’s financial statements.

ASU No. 2010-20, “Receivables (Topic 310)—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 became effective for the Corporation’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Corporation’s financial statements that include periods beginning on or after January 1, 2011. ASU 2011-01, “Receivables (Topic 310)—Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of a proposed accounting standards update related to troubled debt restructurings, which is currently expected to be effective for periods ending after June 15, 2011. See Note 3—Loans.

ASU No. 2010-28, “Intangibles—Goodwill and Other (Topic 350)—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 will be effective for the Corporation on January 1, 2011 and is not expected have a significant impact on the Corporation’s financial statements.

ASU No. 2010-29, “Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations.” ASU 2010-29 provides clarification regarding the acquisition date that should be used for reporting the pro forma financial information disclosures required by Topic 805 when comparative financial statements are presented. ASU 2010-29 also requires entities to provide a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination. ASU 2010-29 is effective for the Corporation prospectively for business combinations occurring after December 31, 2010.

Cullen/Frost Bankers, Inc.

Consolidated Average Balance Sheets

(Dollars in thousands - tax-equivalent basis)

The following unaudited schedule is presented for additional information and analysis

	Year Ended December 31,
		2010			2009

	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost

Assets:
Interest-bearing deposits	$1,973,675	$4,901	0.25%	$829,178	$2,161	0.26%
Federal funds sold and resell agreements	20,646	74	0.36	59,236	207	0.35
Securities:
Taxable	3,286,489	121,402	3.84	2,813,801	125,084	4.58
Tax-exempt	1,927,388	129,027	7.04	1,449,141	99,546	7.15

Total securities	5,213,877	250,429	5.02	4,262,942	224,630	5.45
Loans, net of unearned discount	8,125,150	414,795	5.11	8,652,563	437,075	5.05

Total earning assets and average rate earned	15,333,348	670,199	4.44	13,803,919	664,073	4.86
Cash and due from banks	549,256			585,825
Allowance for possible loan losses	(126,742)			(120,160)
Premises and equipment, net	320,030			297,958
Accrued interest receivable and other assets	1,110,680			1,134,418

Total assets	$17,186,572			$15,701,960

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$4,546,054			$3,793,195
Correspondent banks	310,599			360,238
Public funds	167,127			105,051

Total non-interest-bearing demand deposits	5,023,780			4,258,484
Interest-bearing deposits:
Private accounts:
Savings and interest checking	2,277,982	3,066	0.13	2,024,867	3,015	0.15
Money market deposit accounts	5,066,747	17,792	0.35	4,152,225	24,709	0.60
Time accounts	1,251,088	8,184	0.65	1,609,678	26,759	1.66
Public funds	428,022	931	0.22	374,373	1,532	0.41

Total interest-bearing deposits	9,023,839	29,973	0.33	8,161,143	56,015	0.69

Total deposits	14,047,619			12,419,627
Federal funds purchased and repurchase agreements	472,492	437	0.09	610,945	1,052	0.17
Junior subordinated deferrable interest debentures	130,051	6,982	5.37	136,084	7,231	5.31
Subordinated notes payable and other notes	250,000	16,318	6.53	250,000	16,318	6.53
Federal Home Loan Bank advances	2,600	170	6.54	190,077	5,741	3.02

Total interest-bearing liabilities and average rate paid	9,878,982	53,880	0.55	9,348,249	86,357	0.92

Accrued interest payable and other liabilities	256,111			264,094

Total liabilities	15,158,873			13,870,827
Shareholders’ equity	2,027,699			1,831,133

Total liabilities and shareholders’ equity	$17,186,572			$15,701,960

Net interest income		$616,319			$577,716

Net interest spread			3.89%			3.94%

Net interest income to total average earning assets			4.08%			4.23%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale, while yields are based on average amortized cost.

Year Ended December 31,
2008			2007			2006			2005

Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost

$85,380	$429	0.50%	$7,454	$396	5.31%	$4,000	$251	6.28%	$5,644	$150	2.66%
141,724	3,498	2.47	579,964	29,895	5.15	718,950	36,550	5.08	521,674	18,147	3.48

2,771,797	143,360	5.17	2,876,235	148,467	5.08	2,680,706	133,184	4.85	2,586,904	121,377	4.68
555,096	36,724	6.61	412,083	26,520	6.41	275,419	17,685	6.46	260,207	16,521	6.48

3,326,893	180,084	5.41	3,288,318	174,987	5.24	2,956,125	150,869	5.00	2,847,111	137,898	4.84
8,314,265	511,968	6.16	7,464,140	579,027	7.76	6,523,906	506,264	7.76	5,594,477	361,304	6.46

11,868,262	695,979	5.86	11,339,876	784,305	6.89	10,202,981	693,934	6.76	8,968,906	517,499	5.77
660,369			626,253			615,609			604,625
(96,755)			(95,226)			(85,038)			(77,551)
237,517			219,873			200,008			175,829
1,015,138			950,906			647,693			471,436

$13,684,531			$13,041,682			$11,581,253			$10,143,245

$3,246,169			$3,224,741			$3,005,811			$2,639,071
311,034			248,591			277,332			323,712
57,544			50,800			51,137			45,967

3,614,747			3,524,132			3,334,280			3,008,750

1,694,688	3,299	0.19	1,401,437	6,555	0.47	1,283,830	4,579	0.36	1,206,055	3,009	0.25
3,492,935	51,507	1.47	3,494,704	107,486	3.08	3,022,866	92,075	3.05	2,646,975	48,158	1.82
1,359,989	43,706	3.21	1,382,707	60,264	4.36	1,122,979	42,806	3.81	894,459	20,499	2.29
368,760	6,359	1.72	409,661	15,932	3.89	420,441	15,630	3.72	376,547	7,268	1.93

6,916,372	104,871	1.52	6,688,509	190,237	2.84	5,850,116	155,090	2.65	5,124,036	78,934	1.54

10,531,119			10,212,641			9,184,396			8,132,786
1,008,019	12,954	1.29	867,152	31,951	3.68	764,173	31,167	4.08	605,965	16,632	2.74
136,135	6,972	5.12	153,582	11,283	7.35	230,178	17,402	7.56	226,805	14,908	6.57
250,000	16,318	6.53	237,671	15,591	6.56	150,000	9,991	6.66	150,000	7,626	5.08
8,628	511	5.92	22,447	1,048	4.67	25,574	1,146	4.48	10,807	461	4.27

8,319,154	141,626	1.70	7,969,361	250,110	3.14	7,020,041	214,796	3.06	6,117,613	118,561	1.94

170,319			153,167			153,333			136,242

12,104,220			11,646,660			10,507,654			9,262,605
1,580,311			1,395,022			1,073,599			880,640

$13,684,531			$13,041,682			$11,581,253			$10,143,245

	$554,353			$534,195			$479,138			$398,938

		4.16%			3.75%			3.70%			3.83%

		4.67%			4.69%			4.67%			4.45%

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of December 31, 2010, management assessed the effectiveness of the Corporation’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on the assessment, management determined that the Corporation maintained effective internal control over financial reporting as of December 31, 2010, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Corporation included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2010. The report, which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2010, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm

Report of Ernst & Young LLP

Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Cullen/Frost Bankers, Inc.

We have audited Cullen/Frost Bankers, Inc.’s (the “Corporation”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cullen/Frost Bankers, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Cullen/Frost Bankers, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balances sheets as of December 31, 2010 and 2009 and the related consolidated statements of income, changes in shareholders’ equity, and the cash flows for each of the three years in the period ended December 31, 2010 of Cullen/Frost Bankers, Inc. and our report dated February 3, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas

February 3, 2011

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information regarding executive officers is included under the section captioned “Executive Officers of the Registrant” in Part I, Item 1, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its 2011 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Corporation’s fiscal year-end.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its 2011 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Corporation’s fiscal year-end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information regarding securities authorized for issuance under the Corporation’s equity compensation plans is included under the section captioned “Stock-Based Compensation Plans” in Part II, Item 5, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its 2011 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Corporation’s fiscal year-end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its 2011 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Corporation’s fiscal year-end.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its 2011 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Corporation’s fiscal year-end.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1.	Consolidated Financial Statements. Reference is made to Part II, Item 8, of this Annual Report on Form 10-K.
2.	Consolidated Financial Statement Schedules. These schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
3.	Exhibits. The exhibits to this Annual Report on Form 10-K listed below have been included only with the copy of this report filed with the Securities and Exchange Commission. Copies of individual exhibits will be furnished to shareholders upon written request to Cullen/Frost and payment of a reasonable fee.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

3.1	Restated Articles of Incorporation of Cullen/Frost Bankers, Inc.		10-Q	001-13221	3.1	7/26/06

3.2	Amended and Restated Bylaws of Cullen/Frost Bankers, Inc.		10-K	001-13221	3.2	2/1/08

4.1*	Instruments Defining the Rights of Holders of Long-Term Debt

10.1+	Restoration of Retirement Income Plan for Participants in the Retirement Plan for Employees of Cullen/Frost Bankers, Inc. and its Affiliates (as amended and restated)		10-K	001-13221	10.1	3/31/99

10.2+	The 401(k) Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. and its Affiliates		S-8	333-157236	4.3	2/11/09

10.3+	1991 Thrift Incentive Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. and its Affiliates		S-8	33-39478	4.4	3/18/91

10.4+	Cullen/Frost Bankers, Inc. Restricted Stock Plan		S-8	33-53492	4.4	10/20/92

10.5+	Cullen/Frost Bankers, Inc. Supplemental Executive Retirement Plan		10-K	001-13221	10.13	3/30/95

10.6+	Cullen/Frost Bankers, Inc. 1997 Director Stock Plan		S-8	333-102133	4.4	12/23/02

10.7+	Cullen/Frost Bankers, Inc. 1992 Stock Plan, as amended		S-8	333-68928	4.5-4.7	9/4/01

10.8+	Change-In-Control Agreements with 5 Executive Officers		10-K	001-13221	10.8	2/3/09

10.9+	Change-In-Control Agreements with 5 Executive Officers		10-K	001-13221	10.9	2/3/09

10.10+	Cullen/Frost Bankers, Inc. 2001 Stock Plan		S-8	333-68928	4.4	9/4/01

10.11+	Retirement Agreement with a former Executive Officer		10-K	001-13221	10.10	3/28/03

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.12+	Deferred Compensation Plan for Covered Employees		10-K	001-13221	10.11	3/28/03

10.13+	Cullen/Frost Restoration Profit Sharing Plan		10-K	001-13221	10.12	2/4/05

10.14+	2005 Omnibus Incentive Plan		S-8	333-158903	4.3	4/30/09

10.15+	2007 Outside Director Incentive Plan		S-8	333-143397	4.4	5/31/07

10.16+	Description of the Bonus Plan for the Chief Executive Officer		10-Q	001-13221	10.1	7/28/10

10.17+	Description of the Executive Management Bonus Plan		10-Q	001-13221	10.2	7/28/10

21.1	Subsidiaries of Cullen/Frost Bankers, Inc.	X

23.1	Consent of Independent Registered Public Accounting Firm	X

24.1	Power of Attorney	X

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer	X

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer	X

32.1++	Section 1350 Certification of the Chief Executive Officer	X

32.2++	Section 1350 Certification of the Chief Financial Officer	X

101 **	Interactive Data File	X

*	The Corporation agrees to furnish to the SEC, upon request, copies of any such instruments.
+	Management contract or compensatory plan or arrangement.
++	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

(b)	Exhibits - See exhibit index included in Item 15(a)3 of this Annual Report on Form 10-K.

(c)	Financial Statement Schedules - See Item 15(a)2 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 3, 2011	CULLEN/FROST BANKERS, INC.
(Registrant)

	By:	/s/ PHILLIP D. GREEN
Phillip D. Green Group Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD W. EVANS, JR.* Richard W. Evans, Jr.	Chairman of the Board, Director and Chief Executive Officer (Principal Executive Officer)	February 3, 2011

/s/ PHILLIP D. GREEN Phillip D. Green	Group Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 3, 2011

/s/ R. DENNY ALEXANDER* R. Denny Alexander	Director	February 3, 2011

/s/ CARLOS ALVAREZ* Carlos Alvarez	Director	February 3, 2011

/s/ ROYCE S. CALDWELL* Royce S. Caldwell	Director	February 3, 2011

/s/ CRAWFORD H. EDWARDS* Crawford H. Edwards	Director	February 3, 2011

/s/ RUBEN M. ESCOBEDO* Ruben M. Escobedo	Director	February 3, 2011

/s/ PATRICK B. FROST* Patrick B. Frost	Director and President of The Frost National Bank	February 3, 2011

/s/ DAVID J. HAEMISEGGER* David J. Haemisegger	Director	February 3, 2011

/s/ KAREN E. JENNINGS* Karen E. Jennings	Director	February 3, 2011

Signature	Title	Date

/s/ RICHARD M. KLEBERG, III* Richard M. Kleberg, III	Director	February 3, 2011

/s/ CHARLES W. MATTHEWS* Charles W. Matthews	Director	February 3, 2011

/s/ IDA CLEMENT STEEN* Ida Clement Steen	Director	February 3, 2011

/s/ HORACE WILKINS, JR.* Horace Wilkins, Jr.	Director	February 3, 2011

*By: /s/ PHILLIP D. GREEN	Group Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 3, 2011
Phillip D. Green As attorney-in-fact for the persons indicated