Form 10-Q
period 2011-03-31
CULLEN FROST BANKERS INC
filed 2011-04-27
CIK 39263

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2011

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

As of April 21, 2011, there were 61,254,693 shares of the registrant’s Common Stock, $.01 par value, outstanding.

Cullen/Frost Bankers, Inc.

Quarterly Report on Form 10-Q

March 31, 2011

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Cullen/Frost Bankers, Inc.

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Interest income:
Loans, including fees	$98,488	$102,512
Securities:
Taxable	31,185	29,075
Tax-exempt	22,733	19,709
Interest-bearing deposits	1,171	855
Federal funds sold and resell agreements	16	10

Total interest income	153,593	152,161
Interest expense:
Deposits	5,951	8,561
Federal funds purchased and repurchase agreements	131	58
Junior subordinated deferrable interest debentures	1,672	1,773
Other long-term borrowings	4,080	4,185

Total interest expense	11,834	14,577

Net interest income	141,759	137,584
Provision for possible loan losses	9,450	13,571

Net interest income after provision for possible loan losses	132,309	124,013

Non-interest income:
Trust fees	18,220	16,963
Service charges on deposit accounts	23,368	24,809
Insurance commissions and fees	10,494	11,138
Other charges, commissions and fees	8,759	6,919
Net gain on securities transactions	5	5
Other	11,487	11,559

Total non-interest income	72,333	71,393

Non-interest expense:
Salaries and wages	62,430	60,275
Employee benefits	15,311	14,521
Net occupancy	11,652	11,135
Furniture and equipment	12,281	11,489
Deposit insurance	4,760	5,443
Intangible amortization	1,120	1,333
Other	32,507	30,398

Total non-interest expense	140,061	134,594

Income before income taxes	64,581	60,812
Income taxes	12,653	12,994

Net income	$51,928	$47,818

Earnings per common share:
Basic	$0.85	$0.79
Diluted	0.85	0.79

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	March 31,	December 31,	March 31,
	2011	2010	2010
Assets:
Cash and due from banks	$587,655	$587,847	$493,777
Interest-bearing deposits	2,101,014	2,171,828	2,059,720
Federal funds sold and resell agreements	10,002	61,302	6,240

Total cash and cash equivalents	2,698,671	2,820,977	2,559,737
Securities held to maturity, at amortized cost	341,034	283,629	5,923
Securities available for sale, at estimated fair value	5,662,211	5,157,470	4,713,349
Trading account securities	20,746	15,101	16,611
Loans, net of unearned discounts	8,025,080	8,117,020	8,189,591
Less: Allowance for possible loan losses	(124,321)	(126,316)	(125,369)

Net loans	7,900,759	7,990,704	8,064,222
Premises and equipment, net	313,233	316,909	322,721
Goodwill	527,684	527,684	527,684
Other intangible assets, net	13,215	14,335	18,127
Cash surrender value of life insurance policies	130,910	129,922	126,501
Accrued interest receivable and other assets	333,181	360,361	406,105

Total assets	$17,941,644	$17,617,092	$16,760,980

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$5,413,002	$5,360,436	$4,887,224
Interest-bearing deposits	9,296,557	9,118,906	8,846,524

Total deposits	14,709,559	14,479,342	13,733,748
Federal funds purchased and repurchase agreements	553,571	475,673	481,453
Junior subordinated deferrable interest debentures	123,712	123,712	136,084
Other long-term borrowings	250,040	250,045	256,558
Accrued interest payable and other liabilities	207,411	226,640	203,897

Total liabilities	15,844,293	15,555,412	14,811,740
Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; none issued	—	—	—
Junior participating preferred stock, par value $0.01 per share; 250,000 shares authorized; none issued	—	—	—
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 61,244,157, shares issued at March 31, 2011, 61,108,184 shares issued at December 31, 2010 and 60,443,221 shares issued at March 31, 2010	613	611	605
Additional paid-in capital	668,237	657,335	613,989
Retained earnings	1,273,826	1,249,484	1,170,642
Accumulated other comprehensive income, net of tax	154,818	154,250	164,004
Treasury stock, 2,464 shares at March 31, 2011, at cost	(143)	—	—

Total shareholders’ equity	2,097,351	2,061,680	1,949,240

Total liabilities and shareholders’ equity	$17,941,644	$17,617,092	$16,760,980

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2011	2010
Total shareholders’ equity at beginning of period	$2,061,680	$1,894,424

Comprehensive income:
Net income	51,928	47,818
Other comprehensive income	568	9,799

Total comprehensive income	52,496	57,617

Stock option exercises (114,293 shares in 2011 and 337,575 shares in 2010)	5,769	15,865
Stock compensation expense recognized in earnings	3,737	3,648
Tax benefits related to stock compensation	89	44
Purchase of treasury stock (3,464 shares in 2011 and 3,406 shares in 2010)	(201)	(193)
Treasury stock issued/sold to the 401(k) stock purchase plan (40,019 shares in 2010)	—	2,069
Common stock issued/sold to the 401(k) stock purchase plan (22,680 shares in 2011 and 30,757 shares in 2010)	1,360	1,688
Cash dividends ($0.45 per share in 2011 and $0.43 per share in 2010)	(27,579)	(25,922)

Total shareholders’ equity at end of period	$2,097,351	$1,949,240

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Three Months Ended
	March 31,
	2011	2010
Operating Activities:
Net income	$51,928	$47,818
Adjustments to reconcile net income to net cash from operating activities:
Provision for possible loan losses	9,450	13,571
Deferred tax expense (benefit)	(139)	(393)
Accretion of loan discounts	(2,366)	(2,687)
Securities premium amortization (discount accretion), net	2,368	2,497
Net gain on securities transactions	(5)	(5)
Depreciation and amortization	9,191	8,970
Net loss on sale of loans held for sale and other assets	1,597	1,864
Stock-based compensation	3,737	3,648
Net tax benefit (deficiency) from stock-based compensation	(65)	(215)
Excess tax benefits from stock-based compensation	(154)	(259)
Earnings on life insurance policies	(988)	(1,096)
Net change in:
Trading account securities	(5,645)	(485)
Student loans held for sale	—	5,537
Accrued interest receivable and other assets	27,621	10,488
Accrued interest payable and other liabilities	(25,293)	(4,067)

Net cash from operating activities	71,237	85,186

Investing Activities:
Securities held to maturity:
Purchases	(57,547)	—
Maturities, calls and principal repayments	156	190
Securities available for sale:
Purchases	(6,195,353)	(7,068,993)
Sales	5,547,541	6,998,743
Maturities, calls and principal repayments	148,979	249,546
Net change in loans	75,427	156,791
Proceeds from sales of premises and equipment	988	577
Purchases of premises and equipment	(3,586)	(4,440)
Proceeds from sales of repossessed properties	3,599	9,961

Net cash from investing activities	(479,796)	342,375

Financing Activities:
Net change in deposits	230,217	420,438
Net change in short-term borrowings	77,898	(595)
Principal payments on long-term borrowings	(5)	(4)
Proceeds from stock option exercises	5,769	15,865
Excess tax benefits from stock-based compensation	154	259
Purchase of treasury stock	(201)	(193)
Common stock/treasury stock sold to the 401(k) stock purchase plan	—	849
Cash dividends paid	(27,579)	(25,922)

Net cash from financing activities	286,253	410,697

Net change in cash and cash equivalents	(122,306)	838,258
Cash and equivalents at beginning of period	2,820,977	1,721,479

Cash and equivalents at end of period	$2,698,671	$2,559,737

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Notes to Consolidated Financial Statements

(Table amounts in thousands, except for share and per share amounts)

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

The consolidated financial statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Corporation’s financial position and results of operations. All such adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (SEC). Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Corporation’s consolidated financial statements, and notes thereto, for the year ended December 31, 2010, included in the Corporation’s Annual Report on Form 10-K filed with the SEC on February 3, 2011 (the “2010 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

Cash Flow Reporting. Additional cash flow information was as follows:

	Three Months Ended
	March 31,
	2011	2010
Cash paid for interest	$16,634	$20,418
Cash paid for income tax	—	997

Significant non-cash transactions:
Loans foreclosed and transferred to other real estate owned and foreclosed assets	7,434	5,396
Loans to facilitate the sale of other real estate owned	—	185
Common stock/treasury stock issued to the Corporation’s 401(k) stock purchase plan	1,360	2,908

Reclassifications. Certain items in prior financial statements have been reclassified to conform to the current presentation.

Note 2 - Securities

A summary of the amortized cost and estimated fair value of securities, excluding trading securities, is presented below.

	March 31, 2011				December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity
U. S. Treasury	$247,512	$11,707	$—	$259,219	$247,421	$13,517	$—	$260,938
Residential mortgage-backed securities	4,249	162	—	4,411	4,405	136	—	4,541
States and political subdivisions	88,273	65	1,457	86,881	30,803	—	1,054	29,749
Other	1,000	—	—	1,000	1,000	—	—	1,000

Total	$341,034	$11,934	$1,457	$351,511	$283,629	$13,653	$1,054	$296,228

Available for Sale:
U. S. Treasury	$973,159	$10,825	$66	$983,918	$973,033	$13,998	$—	$987,031
Residential mortgage-backed securities	2,465,614	103,092	5,208	2,563,498	1,989,299	103,018	987	2,091,330
States and political subdivisions	2,028,626	60,261	12,908	2,075,979	2,008,618	53,358	21,676	2,040,300
Other	38,816	—	—	38,816	38,809	—	—	38,809

Total	$5,506,215	$174,178	$18,182	$5,662,211	$5,009,759	$170,374	$22,663	$5,157,470

All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the above table. The carrying value of securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $2.1 billion and $2.3 billion at March 31, 2011 and December 31, 2010.

As of March 31, 2011, securities, with unrealized losses segregated by length of impairment, were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Held to Maturity
States and political subdivisions	$73,796	$1,457	$—	$—	$73,796	$1,457

Total	$73,796	$1,457	$—	$—	$73,796	$1,457

Available for Sale
U.S. Treasury	$250,370	$66	$—	$—	$250,370	$66
Residential mortgage-backed securities	404,232	5,208	—	—	404,232	5,208
States and political subdivisions	604,776	12,848	634	60	605,410	12,908

Total	$1,259,378	$18,122	$634	$60	$1,260,012	$18,182

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

Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time the Corporation will receive full value for the securities. Furthermore, as of March 31, 2011, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Corporation will not have to sell any such securities before a recovery of cost. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2011, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Corporation’s consolidated income statement.

The amortized cost and estimated fair value of securities, excluding trading securities, at March 31, 2011 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities and equity securities are shown separately since they are not due at a single maturity date.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—	$244,597	$245,799
Due after one year through five years	1,000	1,000	823,903	837,128
Due after five years through ten years	247,512	259,219	177,391	184,306
Due after ten years	88,273	86,881	1,755,894	1,792,664
Residential mortgage-backed securities	4,249	4,411	2,465,614	2,563,498
Equity securities	—	—	38,816	38,816

Total	$341,034	$351,511	$5,506,215	$5,662,211

Sales of securities available for sale were as follows:

	Three Months Ended March 31,
	2011	2010
Proceeds from sales	$5,547,541	$6,998,743
Gross realized gains	9	7
Gross realized losses	4	2

Trading account securities, at estimated fair value, were as follows:

	March 31,	December 31,
	2011	2010
U.S. Treasury	$15,705	$14,986
States and political subdivisions	5,041	115

Total	$20,746	$15,101

Net gains and losses on trading account securities were as follows:

	Three Months Ended March 31,
	2011	2010
Net gain on sales transactions	$308	$482
Net mark-to-market gains	—	52

Net gain on trading account securities	$308	$534

Note 3 - Loans

Loans were as follows:

	March 31, 2011	Percentage of Total	December 31, 2010	Percentage of Total	March 31, 2010	Percentage of Total
Commercial and industrial:
Commercial	$3,393,769	42.3%	$3,479,349	42.9%	$3,466,706	42.3%
Leases	194,692	2.4	186,443	2.3	185,540	2.3
Asset-based	134,783	1.7	122,866	1.5	118,342	1.5

Total commercial and industrial	3,723,244	46.4	3,788,658	46.7	3,770,588	46.1
Commercial real estate:
Commercial mortgages	2,410,760	30.0	2,374,542	29.3	2,333,703	28.5
Construction	574,637	7.2	593,273	7.3	635,146	7.7
Land	227,297	2.8	234,952	2.9	235,536	2.9

Total commercial real estate	3,212,694	40.0	3,202,767	39.5	3,204,385	39.1
Consumer real estate:
Home equity loans	274,952	3.4	275,806	3.4	279,012	3.4
Home equity lines of credit	187,573	2.3	186,465	2.3	169,393	2.1
1-4 family residential mortgages	53,587	0.7	57,877	0.7	66,368	0.8
Construction	23,504	0.3	23,565	0.3	26,876	0.3
Other	244,752	3.1	254,551	3.1	274,164	3.4

Total consumer real estate	784,368	9.8	798,264	9.8	815,813	10.0

Total real estate	3,997,062	49.8	4,001,031	49.3	4,020,198	49.1
Consumer and other:
Consumer installment	307,812	3.9	319,384	3.9	336,604	4.1
Student loans held for sale	—	—	—	—	18,771	0.2
Other	17,310	0.2	28,234	0.4	64,732	0.8

Total consumer and other	325,122	4.1	347,618	4.3	420,107	5.1
Unearned discounts	(20,348)	(0.3)	(20,287)	(0.3)	(21,302)	(0.3)

Total loans	$8,025,080	100.0%	$8,117,020	100.0%	$8,189,591	100.0%

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Corporation’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Corporation’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Corporation avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Corporation also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At March 31, 2011, approximately 62% of the outstanding principal balance of the Corporation’s commercial real estate loans were secured by owner-occupied properties.

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

Concentrations of Credit. Most of the Corporation’s lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio, as well as other markets. The majority of the Corporation’s loan portfolio consists of commercial and industrial and commercial real estate loans. As of March 31, 2011 there were no concentrations of loans related to any single industry in excess of 10% of total loans.

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

Foreign Loans. The Corporation has U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at March 31, 2011 or December 31, 2010.

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

Non-accrual loans, segregated by class of loans, were as follows:

	March 31, 2011	December 31, 2010	March 31, 2010
Commercial and industrial:
Energy	$—	$—	$2,564
Other commercial	58,681	60,408	70,948
Commercial real estate:
Buildings, land and other	53,920	64,213	59,307
Construction	6,888	9,299	7,234
Consumer real estate	3,741	2,758	3,813
Consumer and other	581	462	751

Total	$123,811	$137,140	$144,617

Had non-accrual loans performed in accordance with their original contract terms, the Corporation would have recognized additional interest income, net of tax, of approximately $1.3 million for the three months ended March 31, 2011, compared to $1.0 million for the same period in 2010.

An age analysis of past due loans, segregated by class of loans, as of March 31, 2011 was as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and industrial:
Energy	$—	$—	$—	$761,570	$761,570	$—
Other commercial	38,628	38,781	77,409	2,884,265	2,961,674	14,708
Commercial real estate:
Buildings, land and other	24,935	44,822	69,757	2,568,300	2,638,057	6,226
Construction	7,693	3,185	10,878	563,759	574,637	1,007
Consumer real estate	8,642	5,278	13,920	770,448	784,368	2,357
Consumer and other	2,478	356	2,834	322,288	325,122	201
Unearned discounts	—	—	—	(20,348)	(20,348)	—

Total	$82,376	$92,422	$174,798	$7,850,282	$8,025,080	$24,499

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

Impaired loans are set forth in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired. Average recorded investment is reported on a year-to-date basis.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
March 31, 2011
Commercial and industrial:
Energy	$—	$—	$—	$—	$—	$—
Other commercial	70,411	27,742	25,245	52,987	13,066	54,215
Commercial real estate:
Buildings, land and other	62,993	42,021	9,515	51,536	3,626	56,671
Construction	7,124	6,587	—	6,587	—	7,944
Consumer real estate	1,786	1,786	—	1,786	—	1,152
Consumer and other	102	101	—	101	—	51

Total	$142,416	$78,237	$34,760	$112,997	$16,692	$120,033

December 31, 2010
Commercial and industrial:
Energy	$—	$—	$—	$—	$—	$1,012
Other commercial	73,518	40,901	14,541	55,442	9,137	61,076
Commercial real estate:
Buildings, land and other	72,099	50,551	11,254	61,805	4,076	59,179
Construction	9,834	8,553	747	9,300	300	8,132
Consumer real estate	517	517	—	517	—	960
Consumer and other	—	—	—	—	—	393

Total	$155,968	$100,522	$26,542	$127,064	$13,513	$130,752

March 31, 2010
Commercial and industrial:
Energy	$2,738	$1,500	$1,064	$2,564	$1,064	$1,815
Other commercial	76,134	28,726	35,287	64,013	15,512	68,897
Commercial real estate:
Buildings, land and other	68,002	36,677	20,321	56,998	2,229	54,751
Construction	7,225	5,254	1,680	6,934	539	6,775
Consumer real estate	1,258	1,258	—	1,258	—	1,258
Consumer and other	1,282	1,256	—	1,256	—	770

Total	$156,639	$74,671	$58,352	$133,023	$19,344	$134,266

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

•

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

•

Grades 4 and 5 - These grades include loans to borrowers of solid credit quality with moderate risk. Borrowers in these grades are differentiated from higher grades on the basis of size (capital and/or revenue), leverage, asset quality and the stability of the industry or market area.

•

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

•

Grade 9 - This grade includes loans on management’s “watch list” and is intended to be utilized on a temporary basis for pass grade borrowers where a significant risk-modifying action is anticipated in the near term.

•

Grade 10 - This grade is for “Other Assets Especially Mentioned” in accordance with regulatory guidelines. This grade is intended to be temporary and includes loans to borrowers whose credit quality has clearly deteriorated and are at risk of further decline unless active measures are taken to correct the situation.

•

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

•

Grade 12 - This grade includes “Substandard” loans, in accordance with regulatory guidelines, for which the accrual of interest has been stopped. This grade includes loans where interest is more than 120 days past due and not fully secured and loans where a specific valuation allowance may be necessary, but generally does not exceed 30% of the principal balance.

•

Grade 13 - This grade includes “Doubtful” loans in accordance with regulatory guidelines. Such loans are placed on non-accrual status and may be dependent upon collateral having a value that is difficult to determine or upon some near-term event which lacks certainty. Additionally, these loans generally have a specific valuation allowance in excess of 30% of the principal balance.

•

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

The following table presents weighted average risk grades for all loans and the amount of classified loans by class of commercial loan. Classified loans include loans in Risk Grades 11, 12 and 13.

	March 31, 2011		December 31, 2010		March 31, 2010
	Weighted Average Risk Grade	Classified Loans	Weighted Average Risk Grade	Classified Loans	Weighted Average Risk Grade	Classified Loans
Commercial and industrial:
Energy	5.36	$—	5.36	$—	5.80	$2,800
Other commercial	6.75	171,035	6.75	198,323	6.92	210,133
Commercial real estate:
Buildings, land and other	7.23	166,799	7.29	190,616	7.30	181,422
Construction	7.53	18,981	7.59	22,946	7.71	38,445

Total		$356,815		$411,885		$432,800

Net (charge-offs)/recoveries, segregated by class of loans, were as follows:

	Three Months Ended March 31,
	2011	2010
Commercial and industrial:
Energy	$—	$—
Other commercial	(6,830)	(8,635)
Commercial real estate:
Buildings, land and other	(3,165)	(3,279)
Construction	(156)	(86)
Consumer real estate	(530)	(363)
Consumer and other	(764)	(1,148)

Total	$(11,445)	$(13,511)

In assessing the general economic conditions in the State of Texas, management monitors and tracks the Texas Leading Index (“TLI”), which is produced by the Federal Reserve Bank of Dallas. The TLI is a single summary statistic that is designed to signal the likelihood of the Texas economy’s transition from expansion to recession and vice versa. Management believes this index provides a reliable indication of the direction of overall credit quality. The TLI is a composite of the following eight leading indicators: (i) Texas Value of the Dollar, (ii) U.S. Leading Index, (iii) real oil prices (iv) well permits, (v) initial claims for unemployment insurance, (vi) Texas Stock Index, (vii) Help-Wanted Index and (viii) average weekly hours worked in manufacturing. The TLI totaled 119.4 at February 28, 2011 (most recent date available), 118.2 at December 31, 2010 and 114.9 at March 31, 2010. A higher TLI value implies more favorable economic conditions.

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

The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss and recovery experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Corporation’s control, including, among other things, the performance of the Corporation’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

The Corporation’s allowance for possible loan losses consists of three elements: (i) specific valuation allowances determined in accordance with ASC Topic 310 based on probable losses on specific loans; (ii) historical valuation allowances determined in accordance with ASC Topic 450 based on historical loan loss experience for similar loans with similar characteristics and trends, adjusted, as necessary, to reflect the impact of current conditions; and (iii) general valuation allowances determined in accordance with ASC Topic 450 based on general economic conditions and other risk factors both internal and external to the Corporation.

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

Historical valuation allowances are calculated based on the historical gross loss experience of specific types of loans and the internal risk grade of such loans at the time they were charged-off. The Corporation calculates historical gross loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool. The historical gross loss ratios are periodically updated based on actual charge-off experience. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical gross loss ratio and the total dollar amount of the loans in the pool. The Corporation’s pools of similar loans include similarly risk-graded groups of commercial and industrial loans, commercial real estate loans, consumer real estate loans and consumer and other loans.

General valuation allowances are based on general economic conditions and other risk factors both internal and external to the Corporation. In general, such valuation allowances are determined by evaluating, among other things: (i) the experience, ability and effectiveness of the bank’s lending management and staff; (ii) the effectiveness of the Corporation’s loan policies, procedures and internal controls; (iii) changes in asset quality; (iv) changes in loan portfolio volume; (v) the composition and concentrations of credit; (vi) the impact of competition on loan structuring and pricing; (vii) the effectiveness of the internal loan review function; (viii) the impact of legislative and governmental influences affecting industry sectors and other environmental risks on portfolio risks; and (ix) the impact of rising interest rates on portfolio risk. Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. Each component is determined to have either a high, moderate or low degree of risk. The results are then input into a “general allocation matrix” to determine an appropriate general valuation allowance.

Certain general valuation allowances are not allocated to specific loan portfolio segments and are reported as unallocated in the allowance for possible loan losses activity tables below. Included in these general valuation allowances are allocations for groups of similar loans with risk characteristics that exceed certain concentration limits established by management. Concentration risk limits have been established, among other things, for certain industry concentrations, large balance and highly leveraged credit relationships that exceed specified risk grades, and loans originated with policy exceptions that exceed specified risk grades. In addition, during the first quarter of 2011, the Corporation further refined its methodology for the determination of general valuation allowances to also (i) provide additional allocations for loans that did not undergo a separate, independent concurrence review during the underwriting process (generally those loans under $1.0 million at origination), (ii) reduce the minimum balance/commitment threshold for which allocations are made for highly leveraged credit relationships that exceed specified risk grades, (iii) lower the maximum risk grade thresholds for highly leveraged credit relationships, and (iv) include a reduction factor for recoveries of prior charge-offs to compensate for the fact that historical loss allocations are based upon gross charge-offs rather than net. These changes to the Corporation’s methodology for the determination of general valuation allowances did not significantly impact the provision for possible loan losses recorded during the three months ended March 31, 2011.

Loans identified as losses by management, internal loan review and/or bank examiners are charged-off. Furthermore, consumer loan accounts are charged-off automatically based on regulatory requirements.

The following table details activity in the allowance for possible loan losses by portfolio segment for the three months ended March 31, 2011 and 2010. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Unallocated	Total
March 31, 2011
Beginning balance	$57,789	$28,534	$3,223	$11,974	$24,796	$126,316
Provision for possible loan losses	1,841	(662)	792	1,731	5,748	9,450
Charge-offs	(7,597)	(3,877)	(820)	(2,302)	—	(14,596)
Recoveries	767	556	290	1,538	—	3,151

Net charge-offs	(6,830)	(3,321)	(530)	(764)	—	(11,445)

Ending balance	$52,800	$24,551	$3,485	$12,941	$30,544	$124,321

Period-end amount allocated to:
Loans individually evaluated for impairment	$31,065	$7,640	$—	$—	$—	$38,705
Loans collectively evaluated for impairment	21,735	16,911	3,485	12,941	30,544	85,616

Ending balance	$52,800	$24,551	$3,485	$12,941	$30,544	$124,321

March 31, 2010
Beginning balance	$57,394	$28,514	$2,560	$16,929	$19,912	$125,309
Provision for possible loan losses	14,817	5,110	233	3,908	(10,497)	13,571
Charge-offs	(9,175)	(3,413)	(375)	(2,843)	—	(15,806)
Recoveries	540	48	12	1,695	—	2,295

Net charge-offs	(8,635)	(3,365)	(363)	(1,148)	—	(13,511)

Ending balance	$63,576	$30,259	$2,430	$19,689	$9,415	$125,369

Period-end amount allocated to:
Loans individually evaluated for impairment	$39,375	$8,511	$—	$—	$—	$47,886
Loans collectively evaluated for impairment	24,201	21,748	2,430	19,689	9,415	77,483

Ending balance	$63,576	$30,259	$2,430	$19,689	$9,415	$125,369

The Corporation’s recorded investment in loans as of March 31, 2011, December 31, 2010 and March 31, 2010 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology was as follows:

	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Unearned Discounts	Total
March 31, 2011
Loans individually evaluated for impairment	$269,900	$295,214	$—	$—	$—	$565,114
Loans collectively evaluated for impairment	3,453,344	2,917,480	784,368	325,122	(20,348)	7,459,966

Ending balance	$3,723,244	$3,212,694	$784,368	$325,122	$(20,348)	$8,025,080

December 31, 2010
Loans individually evaluated for impairment	$314,482	$337,578	$—	$—	$—	$652,060
Loans collectively evaluated for impairment	3,474,176	2,865,189	798,264	347,618	(20,287)	7,464,960

Ending balance	$3,788,658	$3,202,767	$798,264	$347,618	$(20,287)	$8,117,020

March 31, 2010
Loans individually evaluated for impairment	$296,655	$361,196	$—	$—	$—	$657,851
Loans collectively evaluated for impairment	3,473,933	2,843,189	815,813	420,107	(21,302)	7,531,740

Ending balance	$3,770,588	$3,204,385	$815,813	$420,107	$(21,302)	$8,189,591

Note 4 - Goodwill and Other Intangible Assets

Goodwill and other intangible assets were as follows:

	March 31, 2011	December 31, 2010
Goodwill	$527,684	$527,684

Other intangible assets:
Core deposits	$10,892	$11,819
Customer relationship	2,097	2,253
Non-compete agreements	226	263

	$13,215	$14,335

The estimated aggregate future amortization expense for intangible assets remaining as of March 31, 2011 is as follows:

Remainder of 2011	$3,179
2012	3,500
2013	2,729
2014	1,944
2015	1,206
Thereafter	657

$13,215

Note 5 - Deposits

Deposits were as follows:

	March 31, 2011	Percentage of Total	December 31, 2010	Percentage of Total	March 31, 2010	Percentage of Total
Non-interest-bearing demand deposits:
Commercial and individual	$4,903,053	33.3%	$4,791,149	33.1%	$4,452,690	32.4%
Correspondent banks	290,099	2.0	361,100	2.5	269,705	2.0
Public funds	219,850	1.5	208,187	1.4	164,829	1.2

Total non-interest-bearing demand deposits	5,413,002	36.8	5,360,436	37.0	4,887,224	35.6

Interest-bearing deposits:
Private accounts:
Savings and interest checking	2,484,668	16.9	2,505,143	17.3	2,244,506	16.4
Money market accounts	5,243,830	35.6	4,949,764	34.2	4,877,836	35.5
Time accounts of $100,000 or more	609,166	4.2	611,836	4.2	609,327	4.4
Time accounts under $100,000	546,167	3.7	571,447	4.0	658,055	4.8

Total private accounts	8,883,831	60.4	8,638,190	59.7	8,389,724	61.1

Public funds:
Savings and interest checking	183,752	1.3	255,605	1.8	225,543	1.6
Money market accounts	85,745	0.6	84,093	0.6	91,451	0.7
Time accounts of $100,000 or more	139,221	0.9	137,506	0.9	136,500	1.0
Time accounts under $100,000	4,008	—	3,512	—	3,306	—

Total public funds	412,726	2.8	480,716	3.3	456,800	3.3

Total interest-bearing deposits	9,296,557	63.2	9,118,906	63.0	8,846,524	64.4

Total deposits	$14,709,559	100.0%	$14,479,342	100.0%	$13,733,748	100.0%

The following table presents additional information about the Corporation’s deposits:

	March 31, 2011	December 31, 2010	March 31, 2010
Money market deposits obtained through brokers	$24,852	$24,700	$194,133
Deposits from the Certificate of Deposit Account Registry Service (CDARS) deposits	48,005	60,972	112,983
Deposits from foreign sources (primarily Mexico)	759,297	748,255	852,869

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

Financial instruments with off-balance-sheet risk were as follows:

	March 31, 2011	December 31, 2010
Commitments to extend credit	$4,506,769	$4,528,196
Standby letters of credit	252,706	294,116
Deferred standby letter of credit fees	1,540	1,707

Lease Commitments. The Corporation leases certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $5.5 million and $5.3 million for the three months ended March 31, 2011 and 2010. There has been no significant change in the future minimum lease payments payable by the Corporation since December 31, 2010. See the 2010 Form 10-K for information regarding these commitments.

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

Actual and required capital ratios for Cullen/Frost and Frost Bank were as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
March 31, 2011
Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,754,703	16.31%	$860,802	8.00%	N/A	N/A
Frost Bank	1,583,241	14.72	860,189	8.00	$1,075,237	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,530,382	14.22	430,401	4.00	N/A	N/A
Frost Bank	1,458,920	13.57	430,095	4.00	645,142	6.00
Leverage Ratio
Cullen/Frost	1,530,382	8.99	680,938	4.00	N/A	N/A
Frost Bank	1,458,920	8.58	680,354	4.00	850,443	5.00
December 31, 2010
Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,720,691	15.91%	$865,081	8.00%	N/A	N/A
Frost Bank	1,558,977	14.43	864,318	8.00	$1,080,397	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,494,375	13.82	432,540	4.00	N/A	N/A
Frost Bank	1,432,661	13.26	432,159	4.00	648,238	6.00
Leverage Ratio
Cullen/Frost	1,494,375	8.68	688,880	4.00	N/A	N/A
Frost Bank	1,432,661	8.33	688,196	4.00	860,246	5.00

Cullen/Frost believes that, as of March 31, 2011, its bank subsidiary, Frost Bank, was “well capitalized” based on the ratios presented above.

Cullen/Frost is subject to the regulatory capital requirements administered by the Federal Reserve, while Frost Bank is subject to the regulatory capital requirements administered by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on the Corporation’s financial statements. Management believes, as of March 31, 2011, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.

Dividend Restrictions. In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well capitalized” status, at March 31, 2011, Frost Bank could pay aggregate dividends of up to $228.7 million to Cullen/Frost without prior regulatory approval.

Trust Preferred Securities. In accordance with the applicable accounting standard related to variable interest entities, the accounts of the Corporation’s wholly owned subsidiary trust, Cullen/Frost Capital Trust II, have not been included in the Corporation’s consolidated financial statements. However, the $120.0 million in trust preferred securities issued by this subsidiary trust have been included in the Tier 1 capital of Cullen/Frost for regulatory capital purposes pursuant to guidance from the Federal Reserve. On July 21, 2010, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. Certain provisions of the Dodd-Frank Act will require the Corporation to deduct, over three years beginning on January 1, 2013, all trust preferred securities from the Corporation’s Tier 1 capital. Nonetheless, excluding trust preferred securities from Tier 1 capital at March 31, 2011 would not affect the Corporation’s ability to meet all capital adequacy requirements to which it is subject.

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

As stated above, during November 2009, the Corporation settled portions of two of the interest rate swap contracts having a total notional amount of $400.0 million and concurrently terminated the hedges related to the interest cash flows on a rolling portfolio of $400.0 million of variable rate loans. The terminated hedges had underlying loan pools totaling $300.0 million carrying an interest rate equal to Prime and $100.0 million carrying an interest rate equal to Prime plus a margin of 50 basis points. In November 2010, the Corporation settled the remaining interest rate swap contracts having a total notional amount of $800.0 million and concurrently terminated the hedges related to the interest cash flows on a rolling portfolio of $800.0 million of variable rate loans. The terminated hedges had underlying loan pools totaling $350.0 million carrying an interest rate equal to Prime, $130.0 million carrying an interest rate equal to Prime plus a margin of 50 basis points and $320.0 million carrying an interest rate equal to Prime plus a margin of 100 basis points. The deferred accumulated after-tax gain applicable to the settled interest rate contracts included in accumulated other comprehensive income totaled $86.7 million at March 31, 2011. The deferred gain will be reclassified into earnings during future periods when the formerly hedged transactions impact future earnings.

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

The notional amounts and estimated fair values of interest rate derivative contracts outstanding at March 31, 2011 and December 31, 2010 are presented in the following table. The Corporation obtains dealer quotations to value its interest rate derivative contracts designated as hedges of cash flows, while the fair values of other interest rate derivative contracts are estimated utilizing internal valuation models with observable market data inputs.

	March 31, 2011		December 31, 2010
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate derivatives designated as hedges of fair value:
Commercial loan/lease interest rate swaps	$96,796	$(7,090)	$104,088	$(8,350)

Interest rate derivatives designated as hedges of cash flows:
Interest rate swap on junior subordinated deferrable interest debentures	120,000	(8,742)	120,000	(9,895)

Non-hedging interest rate derivatives:
Commercial loan/lease interest rate swaps	604,859	38,231	593,792	44,335
Commercial loan/lease interest rate swaps	604,859	(38,523)	593,792	(44,666)
Commercial loan/lease interest rate caps	20,000	398	20,000	388
Commercial loan/lease interest rate caps	20,000	(398)	20,000	(388)

The weighted-average rates paid and received for interest rate swaps outstanding at March 31, 2011 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Fair value hedge commercial loan/lease interest rate swaps	4.51%	0.25%
Cash flow hedge interest rate swaps on junior subordinated deferrable interest debentures	5.47	1.86
Non-hedging interest rate swaps	1.92	5.16
Non-hedging interest rate swaps	5.16	1.92

The weighted-average strike rate for outstanding interest rate caps was 3.10% at March 31, 2011.

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

		March 31, 2011		December 31, 2010
	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Non-hedging commodity swaps:
Oil	Barrels	531	$6,345	321	$2,502
Oil	Barrels	531	(6,228)	321	(2,428)
Natural gas	MMBTUs	5,365	673	510	195
Natural gas	MMBTUs	5,365	(522)	510	(174)
Non-hedging commodity options:
Oil	Barrels	2,451	18,359	1,288	7,706
Oil	Barrels	2,451	(18,359)	1,288	(7,706)
Natural gas	MMBTUs	3,360	2,825	3,820	3,774
Natural gas	MMBTUs	3,360	(2,825)	3,820	(3,774)

Foreign Currency Derivatives. The Corporation enters into foreign currency forward contracts that are not designated as hedging instruments primarily to accommodate the business needs of its customers. Upon the origination of a foreign currency denominated transaction with a customer, the Corporation simultaneously enters into an offsetting contract with a third party to negate the exposure to fluctuations in foreign currency exchange rates. The Corporation also utilizes foreign currency forward contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in foreign currency exchange rates on certain short-term, non-U.S. dollar denominated loans. The notional amounts and fair values of open foreign currency forward contracts were not significant at March 31, 2011 and December 31, 2010.

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

Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended March 31,
	2011	2010
Commercial loan/lease interest rate swaps:
Amount of gain (loss) included in interest income on loans	$(1,005)	$(1,416)
Amount of (gain) loss included in other non-interest expense	(9)	6

Amounts included in the consolidated statements of income and in other comprehensive income for the period related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended March 31,
	2011	2010
Interest rate swaps/caps/floors on variable-rate loans:
Amount reclassified from accumulated other comprehensive income to interest income on loans	$9,345	$10,937
Amount of gain (loss) recognized in other comprehensive income	—	15,772
Interest rate swaps on junior subordinated deferrable interest debentures:
Amount reclassified from accumulated other comprehensive income to interest expense on junior subordinated deferrable interest debentures	1,086	1,111
Amount of gain (loss) recognized in other comprehensive income	65	(2,477)

No ineffectiveness related to interest rate derivatives designated as hedges of cash flows was recognized in the consolidated statements of income during the reported periods. The accumulated net after-tax gain related to effective cash flow hedges included in accumulated other comprehensive income totaled $81.3 million at March 31, 2011 and $86.6 million at December 31, 2010. The Corporation currently expects approximately $16.1 million of the net after-tax gain related to effective cash flow hedges included in accumulated other comprehensive income at March 31, 2011 will be reclassified into earnings during the remainder of 2011. This amount represents management’s best estimate given current expectations about market interest rates and volumes related to loan pools underlying the terminated cash flow hedges. Because actual market interest rates and volumes related to loan pools underlying the terminated cash flow hedges may differ from management’s expectations, there can be no assurance as to the ultimate amount that will be reclassified into earnings during 2011.

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

	Three Months Ended March 31,
	2011	2010
Non-hedging interest rate derivatives:
Other non-interest income	$274	$702
Other non-interest expense	(39)	19
Non-hedging commodity derivatives:
Other non-interest income	383	20

Counterparty Credit Risk. Derivative contracts involve the risk of dealing with both bank customers and institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have an investment grade credit rating and be approved by the Corporation’s Asset/Liability Management Committee. The Corporation’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty, while the Corporation’s credit exposure on commodity swaps/options is limited to the net favorable value of all swaps/options by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. There are no credit-risk-related contingent features associated with any of the Corporation’s derivative contracts. Certain derivative contracts with upstream financial institution counterparties may be terminated with respect to a party in the transaction, if such party does not have at least a minimum level rating assigned to either its senior unsecured long-term debt or its deposit obligations by certain third-party rating agencies.

The Corporation’s credit exposure relating to interest rate swaps and commodity swaps/options with bank customers was approximately $52.1 million at March 31, 2011. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. The Corporation had no credit exposure, net of collateral pledged, relating to interest rate swaps and commodity swaps/options with upstream financial institution counterparties at March 31, 2011. Collateral levels for upstream financial institution counterparties are monitored and adjusted as necessary.

The aggregate fair value of securities posted as collateral by the Corporation related to derivative contracts totaled $58.3 million at March 31, 2011. At such date, the Corporation also had $8.0 million in cash collateral on deposit with other financial institution counterparties.

Note 9 - Earnings Per Common Share

Earnings per common share is computed using the two-class method. Basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Participating securities include non-vested stock awards/stock units and deferred stock units, though no actual shares of common stock related to non-vested stock units and deferred stock units have been issued. Non-vested stock awards/stock units and deferred stock units are considered participating securities because holders of these securities receive non-forfeitable dividends at the same rate as holders of the Corporation’s common stock. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended March 31,
	2011	2010
Distributed earnings allocated to common stock	$27,470	$25,816
Undistributed earnings allocated to common stock	24,252	21,808

Net earnings allocated to common stock	$51,722	$47,624

Weighted-average shares outstanding for basic earnings per common share	61,018,169	59,972,214
Dilutive effect of stock compensation	316,295	185,269

Weighted-average shares outstanding for diluted earnings per common share	61,334,464	60,157,483

Note 10 - Stock-Based Compensation

A combined summary of activity in the Corporation’s active stock plans is presented in the following table.

			Non-Vested Stock Awards/Stock Units Outstanding		Stock Options Outstanding
	Shares Available for Grant	Director Deferred Stock Units Outstanding	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price
Balance, January 1, 2011	2,759,347	16,515	227,550	$51.10	4,383,885	$52.08
Granted	—	—	—	—	—	—
Stock options exercised	—	—	—	—	(114,293)	50.47
Stock awards vested	—	—	(13,100)	50.64	—	—
Forfeited	11,750	—	—	—	(11,750)	51.36

Balance, March 31, 2011	2,771,097	16,515	214,450	$51.13	4,257,842	$52.13

During the three months ended March 31, 2011 and 2010, proceeds from stock option exercises totaled $5.8 million and $15.9 million. During the three months ended March 31, 2011, 113,293 shares issued in connection with stock option exercises were new shares issued from available authorized shares, while 1,000 shares were issued from available treasury stock.

Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Stock-based compensation expense was as follows:

	Three Months Ended March 31,
	2011	2010
Stock options	$2,310	$2,546
Non-vested stock awards/stock units	1,427	1,102

Total	$3,737	$3,648

Unrecognized stock-based compensation expense at March 31, 2011 was as follows:

Stock options	$20,431
Non-vested stock awards/stock units	3,765

Total	$24,196

Note 11 - Defined Benefit Plans

The components of the combined net periodic cost (benefit) for the Corporation’s qualified and non-qualified defined benefit pension plans were as follows:

	Three Months Ended March 31,
	2011	2010
Expected return on plan assets, net of expenses	$(2,859)	$(2,752)
Interest cost on projected benefit obligation	1,973	1,931
Net amortization and deferral	783	728

Net periodic benefit	$(103)	$(93)

The Corporation’s non-qualified defined benefit pension plan is not funded. No contributions to the qualified defined benefit pension plan were made during the three months ended March 31, 2011. The Corporation does not expect to make any contributions during the remainder of 2011.

Note 12 - Income Taxes

Income tax expense was as follows:

	Three Months Ended March 31,
	2011	2010
Current income tax expense	$12,792	$13,387
Deferred income tax benefit	(139)	(393)

Income tax expense as reported	$12,653	$12,994

Effective tax rate	19.6%	21.4%

Net deferred tax liabilities totaled $65.4 million at March 31, 2011 and $65.2 million at December 31, 2010. No valuation allowance was recorded against deferred tax assets at March 31, 2011 as management believes that it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years.

The Corporation files income tax returns in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2007.

Note 13 - Comprehensive Income

Comprehensive income was as follows:

	Three Months Ended March 31,
	2011	2010
Net income	$51,928	$47,818
Other comprehensive income:
Securities available for sale:
Change in net unrealized gain/loss during the period	8,290	10,883
Reclassification adjustment for gains in net income	(5)	(5)
Change in the net actuarial gain/loss on defined benefit post- retirement benefit plans	783	728
Change in the accumulated gain/loss on effective cash flow hedging derivatives	(8,194)	3,469

	874	15,075
Deferred tax expense	306	5,276

Net other comprehensive income	568	9,799

Comprehensive income	$52,496	$57,617

Note 14 - Operating Segments

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

Summarized operating results by segment were as follows:

	Banking	FMG	Non-Banks	Consolidated
Revenues from (expenses to) external customers:
Three months ended:
March 31, 2011	$192,265	$24,434	$(2,607)	$214,092
March 31, 2010	189,464	22,410	(2,897)	208,977

Net income (loss):
Three months ended:
March 31, 2011	$51,853	$1,670	$(1,595)	$51,928
March 31, 2010	48,763	1,303	(2,248)	47,818

Note 15 - Fair Value Measurements

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Corporation’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Corporation’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Corporation’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth in the 2010 Form 10-K. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Corporation’s monthly and/or quarterly valuation process.

Financial Assets and Financial Liabilities: The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
March 31, 2011
Securities available for sale:
U.S. Treasury	$983,918	$—	$—	$983,918
Residential mortgage-backed securities	—	2,563,498	—	2,563,498
States and political subdivisions	—	2,075,979	—	2,075,979
Other	—	38,816	—	38,816
Trading account securities:
U.S. Treasury	15,705	—	—	15,705
States and political subdivisions	—	5,041	—	5,041
Derivative assets:
Interest rate swaps, caps and floors	—	37,647	982	38,629
Commodity and foreign exchange derivatives	5	28,202	—	28,207
Derivative liabilities:
Interest rate swaps, caps and floors	—	54,753	—	54,753
Commodity and foreign exchange derivatives	—	27,934	—	27,934

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2010
Securities available for sale:
U.S. Treasury	$987,031	$—	$—	$987,031
Residential mortgage-backed securities	—	2,091,330	—	2,091,330
States and political subdivisions	—	2,040,300	—	2,040,300
Other	—	38,809	—	38,809
Trading account securities:
U.S. Treasury	14,986	—	—	14,986
States and political subdivisions	—	115	—	115
Derivative assets:
Interest rate swaps, caps and floors	—	43,633	1,090	44,723
Commodity and foreign exchange derivatives	—	14,177	—	14,177
Derivative liabilities:
Interest rate swaps, caps and floors	—	63,299	—	63,299
Commodity and foreign exchange derivatives	19	14,082	—	14,101

The following table reconciles the beginning and ending balances of derivative assets measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Balance, beginning of period	$1,090	$945
Cash settlements	(112)	(116)
Realized gains (losses) included in other non-interest income	(35)	223
Realized gains (losses) included in other non-interest expense	39	(19)

Balance, end of period	$982	$1,033

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets measured at fair value on a non-recurring basis during the three months ended March 31, 2011 and 2010 include certain impaired loans reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. The following table presents impaired loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral during the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
	Level 2	Level 3	Level 2	Level 3
Carrying value of impaired loans	$11,787	$2,633	$9,712	$16,071
Specific valuation allowance allocations	(3,205)	(752)	(1,194)	(5,872)

Fair value	$8,582	$1,881	$8,518	$10,199

Non-Financial Assets and Non-Financial Liabilities: The Corporation has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. Non-financial assets measured at fair value on a non-recurring basis during the three months ended March 31, 2011 and 2010 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for possible loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in other non-interest expense. The fair value of a foreclosed asset is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs.

The following table presents foreclosed assets that were remeasured and reported at fair value:

	Three Months Ended March 31,
	2011	2010
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$8,804	$6,494
Charge-offs recognized in the allowance for possible loan losses	(1,370)	(1,098)

Fair value	$7,434	$5,396

Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$936	$2,184
Write-downs included in other non-interest expense	(241)	(631)

Fair value	$695	$1,553

FASB ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. A detailed description of the valuation methodologies used in estimating the fair value of financial instruments is set forth in the 2010 Form 10-K.

The estimated fair values of financial instruments were as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$2,698,671	$2,698,671	$2,820,977	$2,820,977
Securities	6,023,991	6,034,468	5,456,200	5,468,799
Loans, net	7,900,759	7,951,779	7,990,704	8,038,760
Cash surrender value of life insurance policies	130,910	130,910	129,922	129,922
Non-hedging commercial loan/lease interest rate swaps, caps and floors	38,629	38,629	44,723	44,723
Commodity and foreign exchange derivatives	28,207	28,207	14,177	14,177
Accrued interest receivable	48,896	48,896	72,328	72,328

Financial liabilities:
Deposits	14,709,559	14,710,508	14,479,342	14,480,725
Federal funds purchased and repurchase agreements	553,571	553,571	475,673	475,673
Junior subordinated deferrable interest debentures	123,712	123,712	123,712	123,712
Subordinated notes payable and other borrowings	250,040	251,946	250,045	256,172
Interest rate swap on junior subordinated deferrable interest debentures designated as a hedge of cash flows	8,742	8,742	9,895	9,895
Commercial loan/lease interest rate swaps designated as hedges of fair value	7,090	7,090	8,350	8,350
Non-hedging commercial loan/lease interest rate swaps, caps and floors	38,921	38,921	45,054	45,054
Commodity and foreign exchange derivatives	27,934	27,934	14,101	14,101
Accrued interest payable	5,191	5,191	9,991	9,991

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

Note 16 - Accounting Standards Updates

ASU No. 2010-20, “Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 became effective for the Corporation’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period became effective for the Corporation’s financial statements beginning on January 1, 2011. ASU 2011-01, “Receivables (Topic 310) - Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of the then proposed ASU 2011-02, “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” which is further discussed below.

ASU No. 2010-28, “Intangibles - Goodwill and Other (Topic 350) - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 became effective for the Corporation on January 1, 2011 and did not have a significant impact on the Corporation’s financial statements.

ASU No. 2011-02, “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 will be effective for the Corporation on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011. Adoption of ASU 2011-02 is not expected have a significant impact on the Corporation’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Review

Cullen/Frost Bankers, Inc.

The following discussion should be read in conjunction with the Corporation’s consolidated financial statements, and notes thereto, for the year ended December 31, 2010, included in the 2010 Form 10-K. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results for the year ending December 31, 2011 or any future period.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	Local, regional, national and international economic conditions and the impact they may have on the Corporation and its customers and the Corporation’s assessment of that impact.

•	Volatility and disruption in national and international financial markets.

•	Government intervention in the U.S. financial system.

•	Changes in the mix of loan geographies, sectors and types or the level of non-performing assets and charge-offs.

•	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.

•	The effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve.

•	Inflation, interest rate, securities market and monetary fluctuations.

•	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Corporation and its subsidiaries must comply.

•	The soundness of other financial institutions.

•	Political instability.

•	Impairment of the Corporation’s goodwill or other intangible assets.

•	Acts of God or of war or terrorism.

•	The timely development and acceptance of new products and services and perceived overall value of these products and services by users.

•	Changes in consumer spending, borrowings and savings habits.

•	Changes in the financial performance and/or condition of the Corporation’s borrowers.

•	Technological changes.

•	Acquisitions and integration of acquired businesses.

•	The ability to increase market share and control expenses.

•	The Corporation’s ability to attract and retain qualified employees.

•	Changes in the competitive environment in the Corporation’s markets and among banking organizations and other financial service providers.

•

The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters.

•	Changes in the reliability of the Corporation’s vendors, internal control systems or information systems.

•	Changes in the Corporation’s liquidity position.

•	Changes in the Corporation’s organization, compensation and benefit plans.

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

For additional information regarding critical accounting policies, refer to Note 1 - Summary of Significant Accounting Policies in the notes to consolidated financial statements and the sections captioned “Application of Critical Accounting Policies” and “Allowance for Possible Loan Losses” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2010 Form 10-K. There have been no significant changes in the Corporation’s application of critical accounting policies related to the allowance for possible loan losses since December 31, 2010.

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

Results of Operations

Net income totaled $51.9 million, or $0.85 diluted per common share, for the three months ended March 31, 2011 compared to $47.8 million, or $0.79 diluted per common share, for the three months ended March 31, 2010 and $53.1 million, or $0.87 diluted per common share, for the three months ended December 31, 2010.

Selected income statement data and other selected data for the comparable periods was as follows:

	Three Months Ended
	March 31, 2011	December 31, 2010	March 31, 2010
Taxable-equivalent net interest income	$156,638	$155,221	$150,343
Taxable-equivalent adjustment	14,879	13,658	12,759

Net interest income	141,759	141,563	137,584
Provision for possible loan losses	9,450	11,290	13,571

Net interest income after provision for possible loan losses	132,309	130,273	124,013
Non-interest income	72,333	70,278	71,393
Non-interest expense	140,061	133,741	134,594

Income before income taxes	64,581	66,810	60,812
Income taxes	12,653	13,759	12,994

Net income	$51,928	$53,051	$47,818

Earnings per common share - basic	$0.85	$0.87	$0.79
Earnings per common share - diluted	0.85	0.87	0.79
Dividends per common share	0.45	0.45	0.43

Return on average assets	1.19%	1.18%	1.17%
Return on average equity	10.11	9.96	10.07
Average shareholder’s equity to average total assets	11.78	11.84	11.65

Net income for the three months ended March 31, 2011 increased $4.1 million, or 8.6%, compared to the same period in 2010. The increase was primarily the result of a $4.2 million increase in net interest income, a $4.1 million decrease in the provision for possible loan losses, a $940 thousand increase in non-interest income and a $341 thousand decrease in income tax expense partly offset by a $5.5 million increase in non-interest expense.

Net income for the first quarter of 2011 decreased $1.1 million, or 2.1%, from the fourth quarter of 2010. The decrease was primarily the result of a $6.3 million increase in non-interest expense partly offset by a $2.1 million increase in non-interest income, a $1.8 million decrease in the provision for possible loan losses, a $1.1 million decrease in income tax expense and a $196 thousand increase in net interest income.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Corporation’s largest source of revenue, representing 66.2% of total revenue during the first three months of 2011. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Corporation’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, remained at 3.25% for the entire year in 2010 and through the first quarter of 2011. The Corporation’s loan portfolio is also impacted, to a lesser extent, by changes in the London Interbank Offered Rate (LIBOR). At March 31, 2011, the one-month and three-month U.S. dollar LIBOR rates were 0.24% and 0.31%, respectively, while at March 31, 2010, the one-month and three-month U.S. dollar LIBOR rates were 0.25% and 0.29%, respectively. The intended federal funds rate, which is the cost of immediately available overnight funds, remained at zero to 0.25% for the entire year in 2010 and through the first quarter of 2011.

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

The Corporation is primarily funded by core deposits, with non-interest-bearing demand deposits historically being a significant source of funds. This lower-cost funding base is expected to have a positive impact on the Corporation’s net interest income and net interest margin in a rising interest rate environment. As discussed in the section captioned “Supervision and Regulation” included in Item 1. Business, of the 2010 Form 10-K, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. Although the ultimate impact of this legislation on the Corporation has not yet been determined, the Corporation expects interest costs associated with demand deposits to increase and the Corporation’s balance sheet could become more liability sensitive. See Item 3. Quantitative and Qualitative Disclosures About Market Risk elsewhere in this report. Further analysis of the components of the Corporation’s net interest margin is presented below.

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

	First Quarter 2011 vs. Fourth Quarter 2010	First Quarter 2011 vs. First Quarter 2010
Due to changes in average volume	$(250)	$12,185
Due to changes in average interest rates	5,041	(5,890)
Due to difference in the number of days in each of the comparable periods	(3,374)	—

Total change	$1,417	$6,295

Taxable-equivalent net interest income for the three months ended March 31, 2011 increased $6.3 million, or 4.2%, compared to the same period in 2010. The increase primarily resulted from an increase in the average volume of interest-earning assets partly offset by a decrease in the net interest margin. The average volume of interest-earning assets for the first quarter of 2011 increased $1.2 billion compared to the same period in 2010. Over the same time frame, the net interest margin decreased 16 basis points from 4.19% in 2010 to 4.03% in 2011. The decrease in the net interest margin was partly due to an increase in the relative proportion of interest-earning assets invested in lower-yielding interest-bearing deposits during 2011 compared to 2010 while the relative proportion of average interest-earning assets invested in higher-yielding loans decreased. The net interest margin was also negatively impacted by a decrease in the average yield on securities, as further discussed below. The average yield on interest-earning assets decreased 25 basis points from 4.59% in the first quarter of 2010 to 4.34% in the first quarter of 2011 while the average cost of funds decreased 14 basis points from 0.61% in the first quarter of 2010 to 0.47% in the first quarter of 2011. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. As stated above, market interest rates have remained at historically low levels during the reported periods. The effect of lower average market interest rates on the average yield on average interest-earning assets was partly limited by the aforementioned interest rate swaps on variable-rate loans.

Taxable-equivalent net interest income for the first quarter of 2011 increased $1.4 million, or 0.9%, from the fourth quarter of 2010. Taxable-equivalent net interest income for the first quarter of 2011 was impacted by a decrease in the number of days compared to the fourth quarter of 2010. Taxable-equivalent net interest income for the fourth quarter of 2010 included 92 days compared to 90 days for the first quarter of 2011. The additional days added approximately $3.4 million to taxable-equivalent net interest income during the fourth quarter of 2010. Excluding the impact of the additional days during the fourth quarter of 2010 results in an effective increase in taxable-equivalent net interest income of approximately $4.8 million during the first quarter of 2011, which was primarily related to a increase in the average yield on interest-earning assets. The average yield on interest-earning assets increased 9 basis points from 4.25% in the fourth quarter of 2010 to 4.34% in the first quarter of 2011 primarily due to an decrease in the relative proportion of interest-earning assets invested in lower-yielding interest-bearing deposits during first quarter of 2011 compared to the fourth quarter of 2010. The average volume of funds invested in interest-bearing deposits decreased $557.8 million from $2.4 billion during the fourth quarter of 2010 to $1.9 billion during first quarter of 2011. Taxable-equivalent net interest income in for the first quarter of 2011 was also favorably impacted by a 3 basis point decrease in the average cost of funds from 0.50% in the fourth quarter of 2010 to 0.47% in the first quarter of 2011. As a result of the aforementioned increase in the average yield on interest-earning assets and concurrent decrease in the average cost of funds, the net interest margin increased 10 basis points from 3.93% in the fourth quarter of 2010 to 4.03% in the first quarter of 2011.

The average volume of loans during the first quarter of 2011 decreased $189.3 million compared to the first quarter of 2010 and increased $48.1 million compared to the fourth quarter of 2010. Loans made up approximately 51.1% of average interest-earning assets during the first quarter of 2011 compared to 56.4% during the first quarter of 2010 and 50.4% during the fourth quarter of 2010. The average yield on loans was 5.01% during the first quarter of 2011 compared to 5.09% during both the first and fourth quarters of 2010. Loans generally have significantly higher yields compared to securities, interest-bearing deposits and federal funds sold and resell agreements and, as such, have a more positive effect on the net interest margin.

The average volume of securities increased $978.8 million and $378.4 million during the first quarter of 2011 compared to the first and fourth quarters of 2010, respectively. Securities made up approximately 37.0% of average interest-earning assets during the first quarter of 2011 compared to 33.3% during the first quarter of 2010 and 34.3% during the fourth quarter of 2010. The average yield on securities was 4.73% in the first quarter of 2011 compared to 5.13% in the first quarter of 2010 and 4.83% in the fourth quarter of 2010. The decrease in the average yield on securities was partly due to a decrease in the yield on taxable securities as proceeds from principal repayments were reinvested at lower market rates. The decrease in the average yield on securities was also partly related to a decrease in the relative proportion of higher-yielding, tax-exempt municipal securities in the first quarter of 2011 compared to the prior periods. The relative proportion of higher-yielding, tax-exempt municipal securities totaled 35.3% of average securities during the first quarter of 2011 compared to 38.1% during in the first quarter of 2010 and 36.4% during the fourth quarter of 2010. The average yield on taxable securities was 3.39% in the first quarter of 2011 compared to 3.98% in first quarter of 2010 and 3.58% in the fourth quarter of 2010, while the average taxable-equivalent yield on tax-exempt securities was 7.15% in the first quarter of 2011 compared to 7.04% in first quarter of 2010 and 7.02% in the fourth quarter of 2010.

Average federal funds sold, resell agreements and interest-bearing deposits during the first quarter of 2011 increased $368.1 million compared to the first quarter of 2010 and decreased $556.6 million compared to the fourth quarter of 2010. Federal funds sold, resell agreements and interest-bearing deposits made up approximately 11.9% of average interest-earning assets during the first quarter of 2011 compared to 10.3% during the first quarter of 2010 and 15.3% during the fourth quarter of 2010. The combined average yield on federal funds sold, resell agreements and interest-bearing deposits was 0.26% during the first quarter of 2011 compared to 0.23% during the first quarter of 2010 and 0.27% during the fourth quarter of 2010. The increase in average federal funds sold, resell agreements and interest-bearing deposits compared to the first quarter of 2010 was primarily due to growth in average deposits. The decrease in average federal funds sold, resell agreements and interest-bearing deposits compared to the fourth quarter of 2010 was due to the reinvestment of funds into higher-yielding securities and a decrease in average deposits.

Average deposits increased $978.7 million during the first quarter of 2011 compared to the first quarter of 2010 and decreased $166.1 million compared to the fourth quarter of 2010. Average interest-bearing deposits for the first quarter of 2011 increased $415.4 million and decreased $42.8 million compared to the first and fourth quarters of 2010, respectively, while average non-interest-bearing deposits increased $563.4 million and decreased $123.3 million compared to the first and fourth quarters of 2010, respectively. The ratio of average interest-bearing deposits to total average deposits was 63.7% during the first quarter of 2011 compared to 65.3% during the first quarter of 2010 and 63.3% during the fourth quarter of 2010. The average cost of deposits is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-bearing deposits. The average cost of interest-bearing deposits and total deposits was 0.26% and 0.17% during the first quarter of 2011 compared to 0.39% and 0.26% during the first quarter of 2010 and 0.29% and 0.18% during the fourth quarter of 2010. The decrease in the average cost of interest-bearing deposits during the comparable periods was primarily the result of decreases in interest rates offered on certain deposit products due to decreases in average market interest rates and decreases in renewal interest rates on maturing certificates of deposit given the current low interest rate environment. Additionally, during first quarter of 2011 compared to the same period in 2010, the relative proportion of higher-cost certificates of deposit to total average interest-bearing deposits decreased from 14.9% during the first quarter of 2010 to 12.6% during the first quarter of 2011.

The Corporation’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.87% during the first quarter of 2011 compared to 3.98% and 3.75% during the first and fourth quarters of 2010, respectively. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

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

Provision for Possible Loan Losses

The provision for possible loan losses is determined by management as the amount to be added to the allowance for possible loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for possible loan losses totaled $9.5 million for the first quarter of 2011 compared to $11.3 million for the fourth quarter of 2010 and $13.6 million for the first quarter of 2010. See the section captioned “Allowance for Possible Loan Losses” elsewhere in this discussion for further analysis of the provision for possible loan losses.

Non-Interest Income

The components of non-interest income were as follows:

	Three Months Ended
	March 31, 2011	December 31, 2010	March 31, 2010
Trust fees	$18,220	$17,399	$16,963
Service charges on deposit accounts	23,368	24,082	24,809
Insurance commissions and fees	10,494	6,777	11,138
Other charges, commissions and fees	8,759	7,796	6,919
Net gain on securities transactions	5	—	5
Other	11,487	14,224	11,559

Total	$72,333	$70,278	$71,393

Total non-interest income for the three months ended March 31, 2011 increased $940 thousand, or 1.3%, compared to the same period in 2010 and $2.1 million, or 2.9%, compared to the fourth quarter of 2010. Changes in the components of non-interest income are discussed below.

Trust Fees. Trust fee income for the three months ended March 31, 2011 increased $1.3 million, or 7.4%, compared to the same period in 2010. Investment fees are the most significant component of trust fees, making up approximately 75% of total trust fees for the first three months of 2011. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees.

The $1.3 million increase in trust fee income during the three months ended March 31, 2011 compared to the same period in 2010 was primarily the result of an increase in investment fees (up $635 thousand), securities lending income (up $276 thousand), real estate fees (up $122 thousand) and custody fees (up $118 thousand). The increase in investment fees was primarily due to the general appreciation in the market values of assets in trust accounts on which these fees are generally based. Equity valuations during the first quarter of 2011 were higher on average compared to the first quarter of 2010.

Trust fee income for the first quarter of 2011 increased $821 thousand, or 4.7%, from the fourth quarter of 2010. The increase was primarily due to increases in investment fees (up $549 thousand), estate fees (up $229 thousand) and real estate fees (up $127 thousand) partly offset by a decrease in oil and gas trust management fees (down $158 thousand).

At March 31, 2011, trust assets, including both managed assets and custody assets, were primarily composed of fixed income securities (42.9% of trust assets), equity securities (42.4% of trust assets) and cash equivalents (9.1% of trust assets). The estimated fair value of trust assets was $25.5 billion (including managed assets of $10.1 billion and custody assets of $15.4 billion) at March 31, 2011, compared to $24.9 billion (including managed assets of $9.9 billion and custody assets of $15.0 billion) at December 31, 2010 and $22.6 billion (including managed assets of $10.0 billion and custody assets of $12.6 billion) at March 31, 2010.

Service Charges on Deposit Accounts. Service charges on deposit accounts for the three months ended March 31, 2011 decreased $1.4 million, or 5.8%, compared to the same period in 2010. The decrease was due to decreases in overdraft/insufficient funds charges on both consumer and commercial accounts (down $1.0 million) and a decrease in service charges on commercial accounts (down $783 thousand), which was partly related to a decrease in service volumes for billable services. The decrease in overdraft/insufficient funds charges on consumer accounts during the first quarter of 2011 was partly related to a new rule issued by the Federal Reserve that became effective in the third quarter of 2010, as further discussed below. The decreases in the aforementioned categories of service charges on deposit accounts were partly offset by an increase in point of sale income (up $573 thousand). The increase in point of sale income from PIN-based debit card transactions was related to an increase in the volume of transactions as well as a higher interchange pricing structure during the first quarter of 2011 compared to the first quarter of 2010.

Service charges on deposit accounts for the first quarter of 2011 decreased $714 thousand, or 3.0%, compared to the fourth quarter of 2010. The decrease was primarily due to a decrease in overdraft/insufficient funds charges on both consumer and commercial accounts (down $822 thousand) and point of sale income (down $123 thousand) partly offset by an increase in. service charges on commercial accounts (up $259 thousand).

Overdraft/insufficient funds charges totaled $8.6 million ($6.6 million consumer and $2.0 million commercial) during the first quarter of 2011 compared to $9.6 million ($7.5 million consumer and $2.1 million commercial) during the first quarter of 2010 and $9.4 million ($7.3 million consumer and $2.1 million commercial) during the fourth quarter of 2010. Overdraft/insufficient funds charges were partly impacted by changes in posting policies and a new rule issued by the Federal Reserve that became effective in the third quarter of 2010. The new rule prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Consumers must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices.

Point of sale income from PIN-based debit card transactions totaled $1.7 million and $1.2 million during the three months ended March 31, 2011 and 2010, respectively. As discussed in the section captioned “Supervision and Regulation” included in Item 1. Business, of the 2010 Form 10-K, the Dodd-Frank Act amended the Electronic Fund Transfer Act (“EFTA”) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers, such as Frost Bank. In December 2010, the Federal Reserve proposed a new regulation that, among other things, establishes standards for determining whether an interchange fee received or charged by an issuer with respect to an electronic debit transaction is reasonable and proportional to the cost incurred by the issuer with respect to the transaction. These new standards would take effect on July 21, 2011 and would apply to issuers, such as the Corporation, that, together with their affiliates, have assets of $10 billion or more. The Federal Reserve had requested comment on two alternative interchange fee standards that would apply to all covered issuers. One alternative would be based on each issuer’s costs, with a safe harbor (initially set at 7 cents per transaction) and a cap (initially set at 12 cents per transaction); and the other a stand-alone cap (initially set at 12 cents per transaction). Under both alternatives, circumvention or evasion of the interchange fee limitations would be prohibited. Because of the uncertainty as to the final outcome of the Federal Reserve’s rulemaking process, the Corporation cannot provide any assurance as to the ultimate impact of this proposal on the amount of point of sale income from PIN-based debit card transactions reported in future periods; however, based on the current proposal the Corporation’s revenues from these transactions would likely be approximately one fourth of current levels. Also see the discussion regarding income from Visa check card usage below under “Other Non-Interest Income.”

Insurance Commissions and Fees. Insurance commissions and fees for the three months ended March 31, 2011 decreased $644 thousand, or 5.8%, compared to the same period in 2010. The decrease is related to a decrease in commission income (down $619 thousand). The decrease in commission income was partly due to normal variation in the market demand for insurance products.

Insurance commissions and fees include contingent commissions totaling $2.6 million during both the three months ended March 31, 2011 and 2010. Contingent commissions primarily consist of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. Such commissions are seasonal in nature and are generally received during the first quarter of each year. These commissions totaled $2.2 million and $2.3 million during the three months ended March 31, 2011 and 2010. Contingent commissions also include amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. These commissions totaled $387 thousand and $248 thousand during the three months ended March 31, 2011 and 2010.

Insurance commissions and fees for the first quarter of 2011 increased $3.7 million, or 54.8%, compared to the fourth quarter of 2010. The increase was primarily due to the seasonal increase in contingent commissions (up $2.4 million) received from various insurance carriers related to the performance of insurance policies previously placed. Commission income for the first quarter of 2011 increased $1.3 million compared to the fourth quarter of 2010 primarily due to normal variation in the timing of renewals and the market demand for insurance products.

Other Charges, Commissions and Fees. Other charges, commissions and fees for the three months ended March 31, 2011 increased $1.8 million, or 26.6%, compared to the same period in 2010. The increase was primarily related to increases in investment banking fees related to corporate advisory services (up $693 thousand), mutual fund management fees (up $340 thousand), income related to sale of annuities (up $247 thousand) and unused balance fees on loan commitments (up $193 thousand). Investment banking fees related to corporate advisory services are transaction based and can vary significantly from quarter to quarter. These increases were partly offset by a decrease in receivables factoring income (down $178 thousand).

Other charges, commissions and fees for the first quarter of 2011 increased $963 thousand, or 12.4%, compared to the fourth quarter of 2010. The increase was primarily due to increases in investment banking fees related to corporate advisory services (up $636 thousand), income related to the sale of annuities (up $167 thousand) and mutual fund management fees (up $154 thousand). These increases were partly offset by a decrease in receivables factoring income (down $108 thousand).

Net Gain/Loss on Securities Transactions. During the first quarter of 2011, the Corporation sold available-for-sale securities with an amortized cost totaling $5.5 billion and realized a net gain of $5 thousand on those sales. During the first quarter of 2010, the Corporation sold available-for-sale securities with an amortized cost totaling $7.0 billion and realized a net gain of $5 thousand on those sales. These securities were purchased during the first quarters of each respective year and subsequently sold primarily in connection with certain tax planning strategies.

Other Non-Interest Income. Other non-interest income for the three months ended March 31, 2011 did not significantly fluctuate compared to the same period in 2010. Components of other non-interest income with significant increases included income from check card activity (up $634 thousand), mineral interest income related to bonus, rental and shut-in payments and oil and gas royalties received from severed mineral interests on property owned by Main Plaza Corporation, a wholly owned non-banking subsidiary of the Corporation (up $227 thousand) and gains on the sale of assets/foreclosed assets (up $189 thousand). Components of other non-interest income with significant decreases included sundry income from various miscellaneous items (down $404 thousand), income from securities trading and customer derivative activities (down $240 thousand), lease rental income (down $178 thousand) and gains on the sale of student loans (down $174 thousand). The decrease in income from securities trading and customer derivative activities was primarily related to decreases customer interest rate swap transaction fees and securities trading gains partly offset by an increase in customer commodity swap transaction fees. The decrease in gains on the sale of student loans resulted as the Corporation sold its remaining student loans in 2010 and no longer operates this line of business.

Other non-interest income for the first quarter of 2011 decreased $2.7 million, or 19.2%, compared to the fourth quarter of 2010. The decrease was primarily related to decreases in sundry income from various miscellaneous items (down $1.7 million), income from municipal bond underwriting discounts/fees (down $619 thousand) and mineral interest income (down $185 thousand). These decreases were partly offset by increases in gains on the sale of assets/foreclosed assets (up $213 thousand). During the fourth quarter of 2010, sundry income from various miscellaneous items included $885 thousand in income recognized from the collection of loan interest and other charges written-off in prior years and $386 thousand related to an annual revenue share payment from the PULSE automated teller machine network, among other things.

The Corporation had income from Visa check card usage totaling $5.5 million and $4.9 million during the first quarters of 2011 and 2010. The Dodd-Frank Act amended the EFTA to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers, such as Frost Bank. As more fully discussed above relative to point of sale income from PIN-based debit card transactions under “Service Charges on Deposit Accounts,” in December 2010, the Federal Reserve proposed a new regulation which, if enacted, will significantly impact the level of interchange fees that may be charged. Because of the uncertainty as to the final outcome of the Federal Reserve’s rulemaking process, the Corporation cannot provide any assurance as to the ultimate impact of this proposal on the amount of income from Visa check card usage reported in future periods; however, based on the current proposal the Corporation’s revenues from Visa check card usage would likely be approximately one fourth of current levels.

Non-Interest Expense

The components of non-interest expense were as follows:

	Three Months Ended
	March 31, 2011	December 31, 2010	March 31, 2010
Salaries and wages	$62,430	$60,744	$60,275
Employee benefits	15,311	12,458	14,521
Net occupancy	11,652	11,197	11,135
Furniture and equipment	12,281	12,335	11,489
Deposit insurance	4,760	4,918	5,443
Intangible amortization	1,120	1,217	1,333
Other	32,507	30,872	30,398

Total	$140,061	$133,741	$134,594

Total non-interest expense for the three months ended March 31, 2011 increased $5.5 million, or 4.1%, and $6.3 million, or 4.7%, compared to the first and fourth quarters of 2010, respectively. Changes in the components of non-interest expense are discussed below.

Salaries and Wages. Salaries and wages for the three months ended March 31, 2011 increased $2.2 million, or 3.6%, compared to the same period in 2010 and $1.7 million, or 2.8%, compared to the fourth quarter of 2010. The increase from the first quarter of 2010 was primarily related to normal annual merit and market increases and an increase in incentive compensation. The increase from the fourth quarter of 2010 was primarily related normal annual merit increases and an increase in incentive compensation partly offset by a decrease in stock-based compensation expense.

Employee Benefits. Employee benefits for the three months ended March 31, 2011 increased $790 thousand, or 5.4%, compared to the same period in 2010. The increase was primarily related to increases in expenses related to the Corporation’s 401(k) and profit sharing plans (up $468 thousand) and an increase in payroll taxes (up $439 thousand).

Employee benefits for the first quarter of 2011 increased $2.9 million, or 22.9%, compared to the fourth quarter of 2010 primarily due to increases in payroll taxes (up $2.3 million) and expenses related to the Corporation’s 401(k) and profit sharing plans (up $494 thousand). The Corporation generally experiences a decline in payroll taxes during the fourth quarter of each year as certain employees reach maximum taxable salary levels earlier in the year and higher levels of payroll taxes and 401(k) plan matching contributions during the first quarter each year due to annual incentive compensation payments.

Combined expense related to the defined benefit retirement and restoration plans was not significant during the reported periods. The Corporation’s defined benefit retirement and restoration plans were frozen effective as of December 31, 2001 and were replaced by a profit sharing plan. Management believes these actions helped to reduce the volatility in retirement plan expense. However, the Corporation still has funding obligations related to the defined benefit and restoration plans and could recognize retirement expense related to these plans in future years, which would be dependent on the return earned on plan assets, the level of interest rates and employee turnover.

Net Occupancy. Net occupancy expense for the three months ended March 31, 2011 increased $517 thousand, or 4.6%, compared to the same period in 2010. The increase was primarily related to a decrease in rental income (down $250 thousand) as well as increases in service contracts expense (up $185 thousand), lease expense (up $118 thousand), building depreciation (up $104 thousand) and repairs expense (up $102 thousand). Offsetting the increase in net occupancy expense related to the aforementioned items was a decrease in utilities expense (down $155 thousand). Net occupancy expense for the first quarter of 2011 increased $455 thousand, or 4.1%, compared to the fourth quarter of 2010. The increase was primarily related to an increase in property taxes (up $422 thousand) and increases in service contracts expense (up $112 thousand). These items were partly offset by a decrease in building maintenance expense (down $177 thousand).

Furniture and Equipment. Furniture and equipment expense for the three months ended March 31, 2011 increased $792 thousand, or 6.9%, compared to the same period in 2010. The increase was primarily related to increases in software maintenance (up $580 thousand) and software amortization (up $326 thousand) partly offset by a decrease in service contract expenses (down $249 thousand). The increase in software amortization and maintenance was primarily related to new applications placed into service in 2010. Furniture and equipment expense for the first quarter of 2011 did not significantly fluctuate compared to the fourth quarter of 2010 as an increase in software maintenance expense (up $259 thousand) was offset by decreases related to depreciation on furniture and fixtures (down $139 thousand) and software amortization (down $128 thousand).

Deposit Insurance. Deposit insurance expense totaled $4.8 million for the three months ended March 31, 2011, compared to $5.4 million for the three months ended March 31, 2010 and $4.9 million for the three months ended December 31, 2010. The decrease in deposit insurance expense during the first quarter of 2011 compared to the same period in 2010 was primarily related to the Corporation opting out of the Transaction Account Guarantee component of the Temporary Liquidity Guarantee Program effective July 1, 2010. The decrease in deposit insurance expense during the first quarter of 2011 compared to the fourth quarter of 2010 was primarily due to a decrease in average deposits. Average deposits for the first quarter of 2011 increased $978.7 million compared to the first quarter of 2010 and decreased $166.1 million compared to the fourth quarter of 2010.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. As of March 31, 2011, $39.2 million in pre-paid deposit insurance is included in accrued interest receivable and other assets in the accompanying consolidated balance sheet.

In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for non-interest-bearing transaction accounts. The separate coverage for non-interest-bearing transaction accounts became effective on December 31, 2010 and terminates on December 31, 2012.

In February 2011, the FDIC issued a final rule to change the deposit insurance assessment base from total domestic deposits to average total assets minus average tangible equity, as required by the Dodd-Frank Act, effective April 1, 2011. The FDIC also issued a final rule that revised the deposit insurance assessment system effective April 1, 2011 for large institutions by creating a two scorecard system, one for most large institutions, including Frost Bank, that have more than $10 billion in assets and another for “highly complex” institutions that have over $50 billion in assets and are fully owned by a parent with over $500 billion in assets. Each scorecard will have a performance score and a loss-severity score that will be combined to produce a total score, which will be translated into an initial assessment rate. In calculating these scores, the FDIC will continue to utilize CAMELS ratings, will introduce certain new financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress, and will eliminate the use of risk categories and long-term debt issuer ratings. The FDIC will have the ability to make discretionary adjustments to the total score, up or down, by a maximum of 15 points, based upon significant risk factors that are not adequately captured in the scorecard. The total score will be constrained to be between 30 and 90 and will then translate to an initial base assessment rate on a non-linear, sharply-increasing scale.

For large institutions, including Frost Bank, the initial base assessment rate will range from 5 to 35 basis points on an annualized basis (basis points representing cents per $100). After the effect of potential base-rate adjustments, the total base assessment rate could range from 2.5 to 45 basis points on an annualized basis. The potential adjustments to an institution’s initial base assessment rate include (i) a potential decrease of up to 5 basis points for certain long-term unsecured debt (“unsecured debt adjustment”) and (except for well-capitalized institutions with a CAMELS rating of 1 or 2) (ii) a potential increase of up to 10 basis points for brokered deposits in excess of 10% of domestic deposits (“brokered deposit adjustment”). As the DIF reserve ratio grows, the rate schedule will be adjusted downward. Additionally, the rule includes a new adjustment for depository institution debt whereby an institution will pay an additional premium equal to 50 basis points on every dollar (above 3% of an institution’s Tier 1 capital) of long-term, unsecured debt held that was issued by another insured depository institution (excluding debt guaranteed under the TLGP). Based upon Frost Bank’s current balance sheet, the Corporation expects that the quarterly deposit insurance premium under the new assessment system will be approximately half of the amount that would have otherwise been the case under the current assessment system.

Intangible Amortization. Intangible amortization is primarily related to core deposit intangibles and, to a lesser extent, intangibles related to customer relationships and non-compete agreements. Intangible amortization for the three months ended March 31, 2011 decreased $213 thousand, or 16.0%, compared to the same period in 2010 and $97 thousand, or 8.0%, compared to the fourth quarter of 2010. The decreases in amortization expense are primarily the result of the completion of amortization of certain intangible assets and a reduction in the annual amortization rate of certain intangible assets as the Corporation uses an accelerated amortization approach which results in higher amortization rates during the earlier years of the useful lives of intangible assets.

Other Non-Interest Expense. Other non-interest expense for the three months ended March 31, 2011 increased $2.1 million, or 6.9%, compared to the same period in 2010. Components of other non-interest expense with significant increases included losses on the sale/write-down of assets (up $891 thousand), advertising/promotions expense (up $834 thousand), sundry losses from various miscellaneous items (up $591 thousand), Visa check card expense (up $431 thousand), web-site maintenance expense (up $423 thousand) and sub-advisor investment management fees related to Frost Investment Advisors, LLC, (up $263 thousand). The increase in losses on the sale/write-down of assets was primarily related to a $900 thousand write-down of a branch facility that is in the process of being sold. The increase in advertising/promotions expense is primarily related to a new, expanded marketing campaign that began during the first quarter of 2011. The Corporation expects advertising/promotions expense throughout 2011 to be significantly higher than in 2010 as a result of this campaign. The increases in the aforementioned items were partly offset by decreases in losses on the sale/write-down of foreclosed assets (down $1.3 million), Federal Reserve service charges (down $377 thousand) and professional services expense (down $356 thousand).

Other non-interest expense for the first quarter of 2011 increased $1.6 million, or 5.3%, compared to the fourth quarter of 2010. Components of other non-interest expense with significant increases included losses on the sale/write-down of assets (up $903 thousand), Visa check card expense (up $434 thousand), business development expense (up $260 thousand), advertising/promotions expense (up $242 thousand) and web-site maintenance expense (up $236 thousand). These increases were partly offset by decreases in professional services expense (down $1.2 million), losses on the sale/write-down of foreclosed assets (down $614 thousand) and travel expense (down $308 thousand).

Results of Segment Operations

The Corporation’s operations are managed along two operating segments: Banking and the Financial Management Group (FMG). A description of each business and the methodologies used to measure financial performance is described in Note 14 - Operating Segments in the accompanying notes to consolidated financial statements included elsewhere in this report. Net income (loss) by operating segment is presented below:

	Three Months Ended
	March 31, 2011	December 31, 2010	March 31, 2010
Banking	$51,853	$53,727	$48,763
Financial Management Group	1,670	2,036	1,303
Non-Banks	(1,595)	(2,712)	(2,248)

Consolidated net income	$51,928	$53,051	$47,818

Banking

Net income for the three months ended March 31, 2011 increased $3.1 million, or 6.3%, compared to the same period in 2010. The increase was primarily the result of a $4.0 million increase in net interest income, a $4.1 million decrease in the provision for possible loan losses and a $513 thousand decrease in income tax expense partly offset by a $4.3 million increase in non-interest expense and a $1.2 million decrease in non-interest income.

Net interest income for the three months ended March 31, 2011 increased $4.0 million, or 2.9%, compared to the same period in 2010. The increase primarily resulted from an increase in the average volume of interest-earning assets partly offset by a decrease in the net interest margin. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.

The provision for possible loan losses for the three months ended March 31, 2011 totaled $9.5 million compared to $13.6 million for the same period in 2010. See the analysis of the provision for possible loan losses included in the section captioned “Allowance for Possible Loan Losses” included elsewhere in this discussion.

Non-interest income for the three months ended March 31, 2011 decreased $1.2 million, or 2.5%, compared to the same period in 2010. The decrease was primarily due to decreases in service charges on deposit accounts, insurance commissions and fees and other non-interest income partly offset by an increase in other charges, commissions and fees. See the analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for the three months ended March 31, 2011 increased $4.3 million, or 3.8%, compared to the same period in 2010. The increase was primarily related to increases in salaries and wages, other non-interest expense, employee benefits, furniture and equipment expense and net occupancy partly offset by a decrease in deposit insurance expense and intangible amortization. The increase in salaries and wages was primarily related to normal annual merit increases and an increase in incentive compensation. The increase in employee benefits expense was primarily related to increases in expenses related to the Corporation’s 401(k) and profit sharing plans and an increase in payroll taxes. The increase in net occupancy was due to a decrease in rental income as well as increases in service contracts expense and repairs expense. The increase in furniture and equipment expense was due to increases in software maintenance and software amortization partly offset by a decrease in service contract expenses. The decrease in deposit insurance was primarily related to the Corporation opting out of the Transaction Account Guarantee component of the Temporary Liquidity Guarantee Program effective July 1, 2010. See the analysis of these items included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $10.6 million during the three months ended March 31, 2011 and $11.3 million during the three months ended March 31, 2010. The decrease during the three months ended March 31, 2011 is primarily related to a decrease in commission income (down $619 thousand) and, to a lesser extent, a decrease in contingent commissions (down $25 thousand). See the analysis of insurance commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Financial Management Group (FMG)

Net income for the three months ended March 31, 2011 increased $367 thousand, or 28.2%, compared to the same period in 2010. The increase was primarily due to a $2.0 million increase in non-interest income partly offset by a $1.5 million increase in non-interest expense and a $201 thousand increase in income tax expense.

Non-interest income for the three months ended March 31, 2011 increased $2.0 million, or 9.5%, compared to the same period in 2010. The increase was primarily due to an increase in trust fees (up $1.3 million) and in other charges, commissions and fees (up $775 thousand).

Trust fee income is the most significant income component for FMG. Investment fees are the most significant component of trust fees, making up approximately 75 % of total trust fees for the first three months of 2011. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. The increase in trust fee income during the three months ended March 31, 2011 compared to the same period in 2010 was primarily the result of an increase in investment fees, securities lending income, real estate fees and custody fees. See the analysis of trust fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

The increase in other charges, commissions and fees during the first quarter of 2011 compared to 2010 was primarily due to increases in mutual fund management fees and income related to sale of annuities and mutual funds.

Non-interest expense for the three months ended March 31, 2011 increased $1.5 million, or 7.2%, compared to the same period in 2010 primarily due to increases in other non-interest expense (up $1.5 million). The increase in other non-interest expense was partly related to an increase in sub-advisor investment management fees related to Frost Investment Advisors, LLC, an increase in sundry losses from various miscellaneous items and increases in various overhead cost allocations, among other things.

Non-Banks

The net loss for the Non-Banks operating segment for the three months ended March 31, 2011 decreased $653 thousand, or 29.1%, compared to the same period in 2010. The decrease was primarily due to a $334 thousand decrease in non-interest expense, a $188 thousand increase in non-interest income and a $102 thousand decrease in net interest expense.

Income Taxes

The Corporation recognized income tax expense of $12.7 million, for an effective rate of 19.6%, for the three months ended March 31, 2011 compared to $13.0 million, for an effective rate of 21.4%, for the three months ended March 31, 2010. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies. The decrease in the effective tax rate during 2011 was primarily the result of an increase in holdings of tax-exempt municipal securities.

Average Balance Sheet

Average assets totaled $17.7 billion for the three months ended March 31, 2011 representing an increase of $1.1 billion, or 6.9%, compared to average assets for the same period in 2010. The increase was primarily reflected in earning assets, which increased $1.2 billion, or 7.9%, during the first quarter of 2011 compared to the first quarter of 2010. The increase in earning assets was primarily due to a $978.8 million increase in average securities and a $368.1 million increase in average interest-bearing deposits and federal funds sold and resale agreements partly offset by a $189.3 million decrease in average loans. The growth in average interest-earning assets was primarily funded by an increase in deposits. Total deposits averaged $14.5 billion for the first three months of 2011, increasing $978.7 million, or 7.3%, compared to the same period in 2010. Average interest-bearing accounts totaled 63.7% and 65.3% of average total deposits during the first three months of 2011 and 2010, respectively.

Loans

Loans were as follows as of the dates indicated:

	March 31, 2011	Percentage of Total	December 31, 2010	March 31, 2010
Commercial and industrial:
Commercial	$3,393,769	42.3%	$3,479,349	$3,466,706
Leases	194,692	2.4	186,443	185,540
Asset-based	134,783	1.7	122,866	118,342

Total commercial and industrial	3,723,244	46.4	3,788,658	3,770,588

Commercial real estate:
Commercial mortgages	2,410,760	30.0	2,374,542	2,333,703
Construction	574,637	7.2	593,273	635,146
Land:	227,297	2.8	234,952	235,536

Total commercial real estate	3,212,694	40.0	3,202,767	3,204,385
Consumer real estate:
Home equity loans	274,952	3.4	275,806	279,012
Home equity lines of credit	187,573	2.3	186,465	169,393
1-4 family residential mortgages	53,587	0.7	57,877	66,368
Construction	23,504	0.3	23,565	26,876
Other	244,752	3.1	254,551	274,164

Total consumer real estate	784,368	9.8	798,264	815,813
Total real estate	3,997,062	49.8	4,001,031	4,020,198
Consumer and other:
Consumer installment	307,812	3.9	319,384	336,604
Student loans held for sale	—	—	—	18,771
Other	17,310	0.2	28,234	64,732

Total consumer real estate	325,122	4.1	347,618	420,107
Unearned discounts	(20,348)	(0.3)	(20,287)	(21,302)

Total loans	$8,025,080	100.0%	$8,117,020	$8,189,591

Loans decreased $91.9 million, or 1.1%, compared to December 31, 2010. The majority of the Corporation’s loan portfolio is comprised of commercial and industrial loans and real estate loans. Commercial and industrial loans made up 46.4% and 46.7% of total loans at March 31, 2011 and December 31, 2010, respectively while real estate loans made up 49.8% and 49.3% of total loans, respectively, at those dates. Real estate loans include both commercial and consumer balances.

Commercial and industrial loans decreased $65.4 million, or 1.7%, during the first quarter of 2011. The Corporation’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Corporation’s loan policy guidelines. The commercial and industrial loan portfolio also includes the commercial lease and asset-based lending portfolios as well as purchased shared national credits (“SNC”s) which are discussed in more detail below.

Purchased shared national credits are participations purchased from upstream financial organizations and tend to be larger in size than the Corporation’s originated portfolio. The Corporation’s purchased SNC portfolio totaled $477.9 million at March 31, 2011, increasing $17.9 million, or 3.9%, from $460.0 million at December 31, 2010. At March 31, 2011, 65.4% of outstanding purchased SNCs was related to the energy industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the commercial and industrial portfolio, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of the Corporation’s customers. As a matter of policy, the Corporation generally only participates in SNCs for companies headquartered in or which have significant operations within the Corporation’s market areas. In addition, the Corporation must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.

Real estate loans decreased $4.0 million, or 0.1%, during the first quarter of 2011. Real estate loans include both commercial and consumer balances. Commercial real estate loans totaled $3.2 billion at March 31, 2011 and represented 80.4% of total real estate loans. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. The Corporation’s primary focus for its commercial real estate portfolio has been growth in loans secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan.

The consumer loan portfolio, including all consumer real estate, decreased $25.5 million, or 2.3%, from December 31, 2010. As the following table illustrates, the consumer loan portfolio has three distinct segments, including consumer real estate, consumer installment and student loans held for sale.

	March 31, 2011	December 31, 2010	March 31, 2010
Consumer real estate:
Home equity loans	$274,952	$275,806	$279,012
Home equity lines of credit	187,573	186,465	169,393
1-4 family residential mortgages	53,587	57,877	66,368
Construction	23,504	23,565	26,876
Other	244,752	254,551	274,164

Total consumer real estate	784,368	798,264	815,813
Consumer installment	307,812	319,384	336,604
Student loans held for sale	—	—	18,771

Total consumer loans	$1,092,180	$1,117,648	$1,171,188

Consumer real estate loans, decreased $13.9 million, or 1.7%, from December 31, 2010. Combined, home equity loans and lines of credit made up 59.0% and 57.9% of the consumer real estate loan total at March 31, 2011 and December 31, 2010, respectively. The Corporation offers home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans. In general, the Corporation no longer originates 1-4 family mortgage loans, however, from time to time, the Corporation may invest in such loans to meet the needs of its customers.

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

	March 31, 2011	December 31, 2010	March 31, 2010
Non-accrual loans:
Commercial and industrial	$58,681	$60,408	$73,512
Commercial Real estate	60,808	73,512	66,541
Consumer real estate	3,741	2,758	3,813
Consumer and other	581	462	751

Total non-accrual loans	123,811	137,140	144,617
Foreclosed assets:
Real estate	30,442	27,339	26,456
Other	450	471	480

Total foreclosed assets	30,892	27,810	26,936

Total non-performing assets	$154,703	$164,950	$171,553

Ratio of non-performing assets to:
Total loans and foreclosed assets	1.92%	2.03%	2.09%
Total assets	0.86	0.94	1.02

Accruing past due loans:
30 to 89 days past due	$64,600	$55,045	$87,687
90 or more days past due	24,499	26,922	34,413

Total accruing loans past due	$89,099	$81,967	$122,100

Ratio of accruing past due loans to total loans:
30 to 89 days past due	0.80%	0.68%	1.07%
90 or more days past due	0.31	0.33	0.42

Total accruing loans past due	1.11%	1.01%	1.49%

Non-performing assets include non-accrual loans and foreclosed assets. Non-performing assets at March 31, 2011 decreased $10.2 million from December 31, 2010. In general, the level of non-performing assets during the comparable periods is reflective of weaker economic conditions which began in the latter part of 2008, although the Corporation has experienced decreases in the levels of classified assets in recent quarters. Non-accrual commercial loans included two credit relationships in excess of $5 million totaling $18.0 million at March 31, 2011 and three credit relationships in excess of $5 million totaling $25.8 million at December 31, 2010. Non-accrual real estate loans primarily consist of land development, 1-4 family residential construction credit relationships and loans secured by office buildings and religious facilities. Generally, loans are placed on non-accrual status if principal or interest payments become 90 days past due and/or management deems the collectibility of the principal and/or interest to be in question, as well as when required by regulatory requirements. Once interest accruals are discontinued, accrued but uncollected interest is charged to current year operations. Subsequent receipts on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured.

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

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At March 31, 2011 and December 31, 2010, the Corporation had $29.4 million and $33.8 million in loans of this type which are not included in either of the non-accrual or 90 days past due loan categories. At March 31, 2011, potential problem loans consisted of seven credit relationships. Of the total outstanding balance at March 31, 2011, 31.1% related to a customer in the credit collections industry, 18.1% related to a customer that provides transportation services and 17.6% related to a customer that operates a hotel. Weakness in these companies’ operating performance has caused the Corporation to heighten the attention given to these credits.

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

The table below provides, as of the dates indicated, an allocation of the allowance for possible loan losses by loan type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	March 31,	December 31,	March 31,
	2011	2010	2010
Commercial and industrial	$52,800	$57,789	$63,576
Commercial real estate	24,551	28,534	30,259
Consumer real estate	3,485	3,223	2,430
Consumer and other	12,941	11,974	19,689
Unallocated	30,544	24,796	9,415

Total	$124,321	$126,316	$125,369

As of March 31, 2011, the reserve allocated to commercial and industrial loans and commercial real estate loans decreased compared to December 31, 2010 due, in part, to decreases in the levels of classified loans as well as decreases in the historical loss allocation factors applied to non-classified loans offset by the effect of an increase in the environmental adjustment factor. The base historical loss allocation for each category of loans is the product of the volume of loans within each level of risk classification and the historical loss allocation factor for that particular level of risk classification, adjusted, as necessary to reflect the impact of current conditions. The base historical loss allocation is then adjusted upwards utilizing an environmental adjustment factor that is based upon a more qualitative analysis of risk. Prior to the first quarter of 2011, the historical loss allocation factors for non-classified loans determined based upon actual historical loss experience were adjusted upwards given the continued higher levels of charge-offs relative to historical average and the prevailing uncertain economic conditions. During the first quarter of 2011, the amounts of these upward adjustments were partly reduced in light of the decreasing trend in classified loans and an improvement in the outlook related to credit quality. Notwithstanding the foregoing, the increase in the unallocated portion of the allowance for possible loan losses at March 31, 2011 compared to December 31, 2010, is reflective of continued economic uncertainty resulting from weakness in certain business sectors, high unemployment and relatively low consumer spending activity.

Activity in the allowance for possible loan losses is presented in the following table.

	Three Months Ended
	March 31,	December 31,	March 31,
	2011	2010	2010
Balance at beginning of period	$126,316	$126,157	$125,309

Provision for possible loan losses	9,450	11,290	13,571

Charge-offs:
Commercial and industrial	(7,597)	(9,082)	(9,175)
Commercial real estate	(3,877)	(543)	(3,413)
Consumer real estate	(820)	(948)	(375)
Consumer and other	(2,302)	(3,145)	(2,843)

Total charge-offs	(14,596)	(13,718)	(15,806)

Recoveries:
Commercial and industrial	767	580	540
Commercial real estate	556	45	48
Consumer real estate	290	265	12
Consumer and other	1,538	1,697	1,695

Total recoveries	3,151	2,587	2,295

Net charge-offs	(11,445)	(11,131)	(13,511)

Balance at end of period	$124,321	$126,316	$125,369

Ratio of allowance for possible loan losses to:
Total loans	1.55%	1.56%	1.53%
Non-accrual loans	100.41	92.11	86.69

Ratio of annualized net charge-offs to average total loans	0.57	0.55	0.66

The provision for possible loan losses decreased by $4.1 million, or 30.4%, during the first quarter of 2011 compared to the first quarter of 2010 and decreased $1.8 million, or 16.3%, compared to the fourth quarter of 2010. The decrease in the provision for possible loan losses during the first quarter of 2011 is reflective of the decreasing trend in classified loans and, in comparison to the first quarter of 2010, a decrease in net charge-offs. Net charge-offs during the first quarter of 2011 decreased $2.1 million compared to the first quarter of 2010 and increased $314 thousand compared to the fourth quarter of 2010. Net charge-offs as a percentage of average loans (on an annualized basis) totaled 0.57% during the first quarter of 2011 decreasing 9 basis points compared to 0.66% during the first quarter of 2010 and increasing 2 basis points compared 0.55% during the fourth quarter of 2010. The ratio of the allowance for possible loan losses to total loans decreased 1 basis point from 1.56% at December 31, 2010 to 1.55% at March 31, 2011. Management believes the level of the allowance for possible loan losses continues to remain adequate. Should any of the factors considered by management in evaluating the adequacy of the allowance for possible loan losses change, the Corporation’s estimate of probable loan losses could also change, which could affect the level of future provisions for possible loan losses.

Capital and Liquidity

Capital. Shareholders’ equity totaled $2.1 billion at both March 31, 2011 and December 31, 2010 and $1.9 billion at March 31, 2010. In addition to net income of $51.9 million, other changes in shareholders’ equity during the first three months of 2011 included $27.6 million of dividends paid, $5.8 million in proceeds from stock option exercises and the related tax benefits of $89 thousand, $3.7 million related to stock-based compensation and other comprehensive income, net of tax, of $568 thousand. Additionally, the Corporation issued $1.4 million in newly issued common stock directly to the Corporation’s 401(k) plan in connection with matching contributions.

The accumulated other comprehensive income/loss component of shareholders’ equity totaled a net, after-tax, unrealized gain of $154.8 million at March 31, 2011 compared to a net, after-tax, unrealized gain of $154.3 million at December 31, 2010. During the first quarter of 2011, the after-tax effect of the change in the net unrealized gain/loss on securities available for sale was for the most part offset by the change in the accumulated net gain/loss on effective cash flow hedges. Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to securities available for sale, effective cash flow hedges and defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. See Note 7 - Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.

The Corporation paid quarterly dividends of $0.45 per common share during the first quarter of 2011 and the fourth quarter of 2010 and a quarterly dividend of $0.43 per common share in the first quarter of 2010. This equates to a dividend payout ratio of 53.1%, 51.8% and 54.2% for each of these periods, respectively.

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

Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 7 - Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At March 31, 2011, Cullen/Frost had liquid assets, including cash and resell agreements, totaling $163.0 million, which included $8.0 million in cash collateral on deposit with other financial institution counterparties to interest rate swap transactions.

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

Accounting Standards Updates

See Note 16 - Accounting Standards Updates in the accompanying notes to consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on the Corporation’s financial statements.

Consolidated Average Balance Sheets and Interest Income Analysis-By-Quarter

(Dollars in thousands - taxable-equivalent basis)

	March 31, 2011			December 31, 2010
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Assets:
Interest-bearing deposits	$1,867,858	$1,171	0.25%	$2,425,664	$1,619	0.26%
Federal funds sold and resell agreements	16,517	16	0.39	15,301	15	0.39
Securities:
Taxable	3,789,497	31,185	3.39	3,482,517	29,877	3.58
Tax-exempt	2,067,194	36,246	7.15	1,995,820	33,252	7.02

Total securities	5,856,691	67,431	4.73	5,478,337	63,129	4.83
Loans, net of unearned discounts	8,081,356	99,854	5.01	8,033,289	103,071	5.09

Total Earning Assets and Average Rate Earned	15,822,422	168,472	4.34	15,952,591	167,834	4.25
Cash and due from banks	652,399			617,588
Allowance for possible loan losses	(127,328)			(126,292)
Premises and equipment, net	316,036			316,772
Accrued interest and other assets	1,014,253			1,094,661

Total Assets	$17,677,782			$17,855,320

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$4,679,602			$4,849,037
Correspondent banks	336,218			331,129
Public funds	231,651			190,594

Total non-interest-bearing demand deposits	5,247,471			5,370,760
Interest-bearing deposits:
Private accounts
Savings and interest checking	2,437,774	585	0.10	2,385,777	658	0.11
Money market deposit accounts	5,159,976	3,753	0.29	5,270,276	4,158	0.31
Time accounts	1,164,835	1,409	0.49	1,189,282	1,667	0.56
Public funds	458,489	204	0.18	418,586	218	0.21

Total interest-bearing deposits	9,221,074	5,951	0.26	9,263,921	6,701	0.29

Total deposits	14,468,545			14,634,681
Federal funds purchased and repurchase agreements	521,731	131	0.10	438,832	147	0.13
Junior subordinated deferrable interest debentures	123,712	1,672	5.41	123,712	1,685	5.45
Subordinated notes payable and other notes	250,000	4,079	6.53	250,000	4,079	6.53
Federal Home Loan Bank advances	42	1	6.00	46	1	6.00

Total Interest-Bearing Funds and Average Rate Paid	10,116,559	11,834	0.47	10,076,511	12,613	0.50

Accrued interest and other liabilities	230,951			294,100

Total Liabilities	15,594,981			15,741,371
Shareholders’ Equity	2,082,801			2,113,949

Total Liabilities and Shareholders’ Equity	$17,677,782			$17,855,320

Net interest income		$156,638			$155,221

Net interest spread			3.87%			3.75%

Net interest income to total average earning assets			4.03%			3.93%

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

Consolidated Average Balance Sheets and Interest Income Analysis-By-Quarter

(Dollars in thousands - taxable-equivalent basis)

	March 31, 2010
	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$1,506,029	$855	0.23%
Federal funds sold and resell agreements	10,232	10	0.40
Securities:
Taxable	3,021,446	29,075	3.98
Tax-exempt	1,856,494	31,234	7.04

Total securities	4,877,940	60,309	5.13
Loans, net of unearned discounts	8,270,653	103,746	5.09

Total Earning Assets and Average Rate Earned	14,664,854	164,920	4.59
Cash and due from banks	552,779
Allowance for possible loan losses	(126,844)
Premises and equipment, net	323,965
Accrued interest and other assets	1,115,007

Total Assets	$16,529,761

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$4,221,470
Correspondent banks	313,198
Public funds	149,424

Total non-interest-bearing demand deposits	4,684,092
Interest-bearing deposits:
Private accounts
Savings and interest checking	2,199,302	810	0.15
Money market deposit accounts	4,820,741	4,905	0.41
Time accounts	1,308,488	2,583	0.80
Public funds	477,192	263	0.22

Total interest-bearing deposits	8,805,723	8,561	0.39

Total deposits	13,489,815
Federal funds purchased and repurchase agreements	495,031	58	0.05
Junior subordinated deferrable interest debentures	136,084	1,773	5.21
Subordinated notes payable and other notes	250,000	4,080	6.53
Federal Home Loan Bank advances	6,560	105	6.49

Total Interest-Bearing Funds and Average Rate Paid	9,693,398	14,577	0.61

Accrued interest and other liabilities	226,206

Total Liabilities	14,603,696
Shareholders’ Equity	1,926,065

Total Liabilities and Shareholders’ Equity	$16,529,761

Net interest income		$150,343

Net interest spread			3.98%

Net interest income to total average earning assets			4.19%

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

Refer to the discussion of market risks included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the 2010 Form 10-K. There has been no significant change in the types of market risks faced by the Corporation since December 31, 2010.

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

As of March 31, 2011, the model simulations projected that 100 and 200 basis point increases in interest rates would result in negative variances in net interest income of 0.5% and 0.6%, respectively, relative to the base case over the next 12 months, while a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 0.4% relative to the base case over the next 12 months. The March 31, 2011 model simulations were impacted by the expectation that the Corporation will begin to pay interest on demand deposits in the third quarter of 2011, as further discussed below. As of March 31, 2010, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 1.4% and 3.1%, respectively, relative to the base case over the next 12 months, while a decrease in interest rates of 25 basis points would not have a meaningful impact on net interest income relative to the base case over the next 12 months. The likelihood of a decrease in interest rates beyond 25 basis points as of March 31, 2011 and 2010 was considered remote given prevailing interest rate levels.

The Corporation experienced significant growth in deposits in 2011 compared to 2010. The deposit growth funded a significant increase in fixed-rate securities and short-term interest-bearing deposits. Though short-term interest-bearing deposits are generally immediately impacted by changes in interest rates, the increase in fixed-rate securities coupled with the expectation that the Corporation will, in the third quarter of 2011, begin paying interest on demand deposits that were previously non-interest-bearing as a result of recent legislation, as further discussed below, the model simulations indicate that the Corporation’s balance sheet will become slightly liability sensitive relative to the base case over the next 12 months.

As mentioned above, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. Although the ultimate impact of this legislation on the Corporation has not yet been determined, the Corporation expects interest costs associated with demand deposits to increase. Furthermore, the Corporation’s balance sheet is currently expected to become slightly liability sensitive. Because the interest rate that will ultimately be paid on these demand deposits depends upon a variety of factors, some of which are beyond the Corporation’s control, the Corporation assumed an aggressive pricing structure for the purposes of the model simulations discussed above. Should the actual interest rate paid on demand deposits be less than the rate assumed in the model simulations, or should the interest rate paid for such deposits become an administered rate with less direct correlation to movements in general market interest rates, the Corporation’s balance sheet could be less liability sensitive, or more asset sensitive, than the model simulations currently indicate.

As of March 31, 2011, the effects of a 200 basis point increase and a 25 basis point decrease in interest rates on the Corporation’s derivative holdings would not result in a significant variance in the Corporation’s net interest income.

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

There has been no material change in the risk factors previously disclosed under Item 1A. of the Corporation’s 2010 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Corporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation’s common stock during the three months ended March 31, 2011.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
January 1, 2011 to January 31, 2011	—		$—	—	—
February 1, 2011 to February 28, 2011	—		—	—	—
March 1, 2011 to March 31, 2011	3,464	(1)	—	—	—

Total	3,464		$—	—

(1)	Represents repurchases made in connection with the vesting of certain share awards.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Corporation’s Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Corporation’s Chief Financial Officer

32.1+	Section 1350 Certification of the Corporation’s Chief Executive Officer

32.2+	Section 1350 Certification of the Corporation’s Chief Financial Officer

101++	Interactive Data File

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
++	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cullen/Frost Bankers, Inc.
(Registrant)

Date: April 27, 2011	By:	/s/ Phillip D. Green
Phillip D. Green
Group Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer, Principal Financial
Officer and Principal Accounting Officer)