Form 10-Q
period 2011-06-30
CULLEN FROST BANKERS INC
filed 2011-07-27
CIK 39263

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2011

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

As of July 21, 2011, there were 61,245,244 shares of the registrant’s Common Stock, $.01 par value, outstanding.

Cullen/Frost Bankers, Inc.

Quarterly Report on Form 10-Q

June 30, 2011

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Cullen/Frost Bankers, Inc.

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest income:
Loans, including fees	$99,811	$102,512	$198,299	$205,024
Securities:
Taxable	31,668	31,482	62,853	60,557
Tax-exempt	23,169	20,310	45,902	40,019
Interest-bearing deposits	1,472	989	2,643	1,844
Federal funds sold and resell agreements	13	21	29	31

Total interest income	156,133	155,314	309,726	307,475
Interest expense:
Deposits	5,946	7,377	11,897	15,938
Federal funds purchased and repurchase agreements	83	116	214	174
Junior subordinated deferrable interest debentures	1,691	1,783	3,363	3,556
Other long-term borrowings	4,080	4,142	8,160	8,327

Total interest expense	11,800	13,418	23,634	27,995

Net interest income	144,333	141,896	286,092	279,480
Provision for loan losses	8,985	8,650	18,435	22,221

Net interest income after provision for loan losses	135,348	133,246	267,657	257,259

Non-interest income:
Trust fees	18,976	17,037	37,196	34,000
Service charges on deposit accounts	23,619	24,925	46,987	49,734
Insurance commissions and fees	7,908	7,512	18,402	18,650
Other charges, commissions and fees	8,478	8,029	17,237	14,948
Net gain (loss) on securities transactions	—	1	5	6
Other	11,811	12,428	23,298	23,987

Total non-interest income	70,792	69,932	143,125	141,325

Non-interest expense:
Salaries and wages	61,775	58,827	124,205	119,102
Employee benefits	13,050	12,675	28,361	27,196
Net occupancy	11,823	11,637	23,475	22,772
Furniture and equipment	12,628	11,662	24,909	23,151
Deposit insurance	2,598	5,429	7,358	10,872
Intangible amortization	1,107	1,299	2,227	2,632
Other	33,816	33,125	66,323	63,523

Total non-interest expense	136,797	134,654	276,858	269,248

Income before income taxes	69,343	68,524	133,924	129,336
Income taxes	13,657	15,624	26,310	28,618

Net income	$55,686	$52,900	$107,614	$100,718

Earnings per common share:
Basic	$0.91	$0.87	$1.76	$1.67
Diluted	0.91	0.87	1.75	1.66

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	June 30,	December 31,	June 30,
	2011	2010	2010
Assets:
Cash and due from banks	$575,464	$587,847	$491,747
Interest-bearing deposits	2,836,046	2,171,828	2,145,003
Federal funds sold and resell agreements	9,051	61,302	12,063

Total cash and cash equivalents	3,420,561	2,820,977	2,648,813
Securities held to maturity, at amortized cost	349,997	283,629	252,995
Securities available for sale, at estimated fair value	5,432,354	5,157,470	4,753,608
Trading account securities	14,517	15,101	15,833
Loans, net of unearned discounts	8,068,212	8,117,020	8,065,679
Less: Allowance for loan losses	(122,741)	(126,316)	(125,442)

Net loans	7,945,471	7,990,704	7,940,237
Premises and equipment, net	316,165	316,909	318,921
Goodwill	528,072	527,684	527,684
Other intangible assets, net	12,764	14,335	16,828
Cash surrender value of life insurance policies	131,883	129,922	127,579
Accrued interest receivable and other assets	326,602	360,361	457,381

Total assets	$18,478,386	$17,617,092	$17,059,879

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$5,818,692	$5,360,436	$5,062,023
Interest-bearing deposits	9,285,439	9,118,906	8,890,137

Total deposits	15,104,131	14,479,342	13,952,160
Federal funds purchased and repurchase agreements	574,132	475,673	438,496
Junior subordinated deferrable interest debentures	123,712	123,712	136,084
Other long-term borrowings	250,036	250,045	250,054
Accrued interest payable and other liabilities	249,730	226,640	242,234

Total liabilities	16,301,741	15,555,412	15,019,028
Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; none issued	—	—	—
Junior participating preferred stock, par value $0.01 per share; 250,000 shares authorized; none issued	—	—	—
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 61,271,603 shares issued at June 30, 2011, 61,108,184 shares issued at December 31, 2010 and 60,656,360 shares issued at June 30, 2010	613	611	606
Additional paid-in capital	673,620	657,335	628,227
Retained earnings	1,301,279	1,249,484	1,196,254
Accumulated other comprehensive income, net of tax	202,589	154,250	215,764
Treasury stock, 26,359 shares at June 30, 2011, at cost	(1,456)	—	—

Total shareholders’ equity	2,176,645	2,061,680	2,040,851

Total liabilities and shareholders’ equity	$18,478,386	$17,617,092	$17,059,879

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except per share amounts)

	Six Months Ended
	June 30,
	2011	2010
Total shareholders’ equity at beginning of period	$2,061,680	$1,894,424

Comprehensive income:
Net income	107,614	100,718
Other comprehensive income	48,339	61,559

Total comprehensive income	155,953	162,277
Stock option exercises/deferred stock unit conversions (144,203 shares in 2011 and 491,728 shares in 2010)	7,239	23,172
Stock compensation expense recognized in earnings	7,583	7,058
Tax benefits related to stock compensation	278	277
Purchase of treasury stock (29,823 shares in 2011 and 3,406 shares in 2010)	(1,657)	(193)
Treasury stock issued/sold to the 401(k) stock purchase plan (40,019 shares in 2010)	—	2,069
Common stock issued/sold to the 401(k) stock purchase plan (22,680 shares in 2011 and 89,743 shares in 2010)	1,360	4,977
Cash dividends ($0.91 per share in 2011 and $0.88 per share in 2010)	(55,791)	(53,210)

Total shareholders’ equity at end of period	$2,176,645	$2,040,851

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Six Months Ended
	June 30,
	2011	2010
Operating Activities:
Net income	$107,614	$100,718
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	18,435	22,221
Deferred tax expense (benefit)	245	(1,406)
Accretion of loan discounts	(5,773)	(5,282)
Securities premium amortization (discount accretion), net	4,905	4,174
Net gain on securities transactions	(5)	(6)
Depreciation and amortization	18,500	18,255
Net (gain) loss on sale of loans held for sale and other assets	2,303	3,221
Stock-based compensation	7,583	7,058
Net tax benefit (deficiency) from stock-based compensation	(89)	(142)
Excess tax benefits from stock-based compensation	(367)	(419)
Earnings on life insurance policies	(1,961)	(2,174)
Net change in:
Trading account securities	584	293
Student loans held for sale	—	24,029
Accrued interest receivable and other assets	31,745	(21,459)
Accrued interest payable and other liabilities	(18,048)	8,706

Net cash from operating activities	165,671	157,787

Investing Activities:
Securities held to maturity:
Purchases	(66,688)	(247,148)
Maturities, calls and principal repayments	301	353
Securities available for sale:
Purchases	(6,195,363)	(10,397,173)
Sales	5,548,386	9,997,994
Maturities, calls and principal repayments	458,171	593,434
Net change in loans	19,018	251,432
Net cash paid in acquisitions	(1,044)	—
Proceeds from sales of premises and equipment	1,131	727
Purchases of premises and equipment	(12,272)	(6,347)
Proceeds from sales of repossessed properties	8,876	15,569

Net cash from investing activities	(239,484)	208,841

Financing Activities:
Net change in deposits	624,789	638,850
Net change in short-term borrowings	98,459	(43,552)
Principal payments on long-term borrowings	(9)	(6,508)
Proceeds from stock option exercises	7,239	23,172
Excess tax benefits from stock-based compensation	367	419
Purchase of treasury stock	(1,657)	(193)
Common stock/treasury stock sold to the 401(k) stock purchase plan	—	1,728
Cash dividends paid	(55,791)	(53,210)

Net cash from financing activities	673,397	560,706

Net change in cash and cash equivalents	599,584	927,334
Cash and equivalents at beginning of period	2,820,977	1,721,479

Cash and equivalents at end of period	$3,420,561	$2,648,813

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

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The allowance for loan losses, the fair value of stock-based compensation awards, the fair values of financial instruments and the status of contingencies are particularly subject to change.

Cash Flow Reporting. Additional cash flow information was as follows:

	Six Months Ended June 30,
	2011	2010
Cash paid for interest	$24,473	$30,027
Cash paid for income tax	12,406	27,979

Significant non-cash transactions:
Loans foreclosed and transferred to other real estate owned and foreclosed assets	13,553	10,793
Loans to facilitate the sale of other real estate owned	—	785
Common stock/treasury stock issued to the Corporation’s 401(k) stock purchase plan	1,360	5,318

Reclassifications. Certain items in prior financial statements have been reclassified to conform to the current presentation.

Note 2 - Securities

A summary of the amortized cost and estimated fair value of securities, excluding trading securities, is presented below.

	June 30, 2011				December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity
U. S. Treasury	$247,606	$19,581	$—	$267,187	$247,421	$13,517	$—	$260,938
Residential mortgage-backed securities	4,103	165	—	4,268	4,405	136	—	4,541
States and political subdivisions	97,288	1,577	345	98,520	30,803	—	1,054	29,749
Other	1,000	—	—	1,000	1,000	—	—	1,000

Total	$349,997	$21,323	$345	$370,975	$283,629	$13,653	$1,054	$296,228

Available for Sale:
U. S. Treasury	$773,274	$21,011	$—	$794,285	$973,033	$13,998	$—	$987,031
Residential mortgage-backed securities	2,356,226	128,439	2	2,484,663	1,989,299	103,018	987	2,091,330
States and political subdivisions	2,026,204	91,776	2,554	2,115,426	2,008,618	53,358	21,676	2,040,300
Other	37,980	—	—	37,980	38,809	—	—	38,809

Total	$5,193,684	$241,226	$2,556	$5,432,354	$5,009,759	$170,374	$22,663	$5,157,470

All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the above table. The carrying value of securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $2.1 billion and $2.3 billion at June 30, 2011 and December 31, 2010.

As of June 30, 2011, securities, with unrealized losses segregated by length of impairment, were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Held to Maturity
States and political subdivisions	$23,446	$345	$—	$—	$23,446	$345

Total	$23,446	$345	$—	$—	$23,446	$345

Available for Sale
Residential mortgage-backed securities	$352	$2	$—	$—	$352	$2
States and political subdivisions	271,806	2,527	667	27	272,473	2,554

Total	$272,158	$2,529	$667	$27	$272,825	$2,556

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

Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time the Corporation will receive full value for the securities. Furthermore, as of June 30, 2011, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Corporation will not have to sell any such securities before a recovery of cost. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2011, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Corporation’s consolidated income statement.

The amortized cost and estimated fair value of securities, excluding trading securities, at June 30, 2011 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities and equity securities are shown separately since they are not due at a single maturity date.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—	$44,715	$45,289
Due after one year through five years	1,000	1,000	829,948	854,447
Due after five years through ten years	250,953	270,674	172,958	182,651
Due after ten years	93,941	95,033	1,751,857	1,827,324
Residential mortgage-backed securities	4,103	4,268	2,356,226	2,484,663
Equity securities	—	—	37,980	37,980

Total	$349,997	$370,975	$5,193,684	$5,432,354

Sales of securities available for sale were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Proceeds from sales	$845	$2,999,251	$5,548,386	$9,997,994
Gross realized gains	—	1	9	8
Gross realized losses	—	—	4	2

Trading account securities, at estimated fair value, were as follows:

	June 30,	December 31,
	2011	2010
U.S. Treasury	$14,517	$14,986
States and political subdivisions	—	115

Total	$14,517	$15,101

Net gains and losses on trading account securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net gain on sales transactions	$161	$398	$469	$880
Net mark-to-market gains	7	71	7	123

Net gain on trading account securities	$168	$469	$476	$1,003

Note 3 - Loans

Loans were as follows:

	June 30,	Percentage	December 31,	Percentage	June 30,	Percentage
	2011	of Total	2010	of Total	2010	of Total
Commercial and industrial:
Commercial	$3,510,738	43.5%	$3,479,349	42.9%	$3,368,349	41.8%
Leases	184,991	2.3	186,443	2.3	193,107	2.4
Asset-based	146,421	1.8	122,866	1.5	128,616	1.6

Total commercial and industrial	3,842,150	47.6	3,788,658	46.7	3,690,072	45.8
Commercial real estate:
Commercial mortgages	2,403,350	29.8	2,374,542	29.3	2,377,162	29.5
Construction	533,132	6.6	593,273	7.3	585,668	7.3
Land	220,617	2.7	234,952	2.9	231,768	2.9

Total commercial real estate	3,157,099	39.1	3,202,767	39.5	3,194,598	39.7
Consumer real estate:
Home equity loans	276,869	3.4	275,806	3.4	274,129	3.4
Home equity lines of credit	189,356	2.4	186,465	2.3	175,753	2.1
1-4 family residential mortgages	49,849	0.6	57,877	0.7	63,220	0.8
Construction	17,952	0.2	23,565	0.3	28,175	0.3
Other	239,043	3.0	254,551	3.1	270,677	3.4

Total consumer real estate	773,069	9.6	798,264	9.8	811,954	10.0

Total real estate	3,930,168	48.7	4,001,031	49.3	4,006,552	49.7
Consumer and other:
Consumer installment	298,327	3.7	319,384	3.9	340,719	4.2
Other	15,978	0.2	28,234	0.4	50,411	0.6

Total consumer and other	314,305	3.9	347,618	4.3	391,130	4.8
Unearned discounts	(18,411)	(0.2)	(20,287)	(0.3)	(22,075)	(0.3)

Total loans	$8,068,212	100.0%	$8,117,020	100.0%	$8,065,679	100.0%

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Corporation’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Corporation’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Corporation avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Corporation also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At June 30, 2011, approximately 61% of the outstanding principal balance of the Corporation’s commercial real estate loans were secured by owner-occupied properties.

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

Concentrations of Credit. Most of the Corporation’s lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio, as well as other markets. The majority of the Corporation’s loan portfolio consists of commercial and industrial and commercial real estate loans. As of June 30, 2011, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

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

Foreign Loans. The Corporation has U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at June 30, 2011 or December 31, 2010.

Non-Accrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. In determining whether or not a borrower may be unable to meet payment obligations for each class of loans, the Corporation considers the borrower’s debt service capacity through the analysis of current financial information, if available, and/or current information with regards to the Corporation’s collateral position. Regulatory provisions would typically require the placement of a loan on non-accrual status if (i) principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection, or (ii) full payment of principal and interest is not expected. Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income on non-accrual loans is recognized only to the extent that cash payments are received in excess of principal due. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period (at least six months) of repayment performance by the borrower.

Non-accrual loans, segregated by class of loans, were as follows:

	June 30,	December 31,	June 30,
	2011	2010	2010
Commercial and industrial:
Energy	$—	$—	$1,430
Other commercial	73,686	60,408	58,072
Commercial real estate:
Buildings, land and other	49,787	64,213	63,577
Construction	2,942	9,299	7,821
Consumer real estate	3,683	2,758	3,005
Consumer and other	430	462	619

Total	$130,528	$137,140	$134,524

Had non-accrual loans performed in accordance with their original contract terms, the Corporation would have recognized additional interest income, net of tax, of approximately $861 thousand and $1.7 million for the three and six months ended June 30, 2011, compared to $964 thousand and $2.0 million for the same periods in 2010.

An age analysis of past due loans (including both accruing and non-accruing loans), segregated by class of loans, as of June 30, 2011 was as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and industrial:
Energy	$133	$—	$133	$802,199	$802,332	$—
Other commercial	25,173	40,229	65,402	2,974,416	3,039,818	5,548
Commercial real estate:
Buildings, land and other	26,089	25,826	51,915	2,572,052	2,623,967	2,688
Construction	2,581	3,431	6,012	527,120	533,132	1,511
Consumer real estate	6,523	5,481	12,004	761,065	773,069	3,173
Consumer and other	1,868	217	2,085	312,220	314,305	72
Unearned discounts	—	—	—	(18,411)	(18,411)	—

Total	$62,367	$75,184	$137,551	$7,930,661	$8,068,212	$12,992

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

Regulatory guidelines require the Corporation to reevaluate the fair value of collateral supporting impaired collateral dependent loans on at least an annual basis. While the Corporation’s policy is to comply with the regulatory guidelines, the Corporation’s general practice is to reevaluate the fair value of collateral supporting impaired collateral dependent loans on a quarterly basis. Thus, appraisals are never considered to be outdated, and the Corporation does not need to make any adjustments to the appraised values. The fair value of collateral supporting impaired collateral dependent loans is evaluated by the Corporation’s internal appraisal services using a methodology that is consistent with the Uniform Standards of Professional Appraisal Practice. The fair value of collateral supporting impaired collateral dependent construction loans is based on an “as is” valuation.

Impaired loans are set forth in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired.

	Unpaid	Recorded	Recorded			Average Recorded
	Contractual	Investment	Investment	Total		Investment
	Principal	With No	With	Recorded	Related	Quarter	Year
	Balance	Allowance	Allowance	Investment	Allowance	To Date	To Date
June 30, 2011
Commercial and industrial:
Energy	$—	$—	$—	$—	$—	$—	$—
Other commercial	82,311	48,401	20,021	68,422	16,983	60,705	58,950
Commercial real estate:
Buildings, land and other	57,117	40,937	5,854	46,791	1,316	49,164	53,377
Construction	3,181	2,756	—	2,756	—	4,672	6,214
Consumer real estate	1,956	1,540	416	1,956	100	1,871	1,420
Consumer and other	102	101	—	101	—	101	67

Total	$144,667	$93,735	$26,291	$120,026	$18,399	$116,513	$120,028

December 31, 2010
Commercial and industrial:
Energy	$—	$—	$—	$—	$—	$—	$1,012
Other commercial	73,518	40,901	14,541	55,442	9,137	57,563	61,076
Commercial real estate:
Buildings, land and other	72,099	50,551	11,254	61,805	4,076	62,231	59,179
Construction	9,834	8,553	747	9,300	300	9,715	8,132
Consumer real estate	517	517	—	517	—	655	960
Consumer and other	—	—	—	—	—	79	393

Total	$155,968	$100,522	$26,542	$127,064	$13,513	$130,242	$130,752

June 30, 2010
Commercial and industrial:
Energy	$1,500	$—	$1,430	$1,430	$750	$1,997	$1,686
Other commercial	65,060	18,148	34,314	52,462	15,336	58,238	63,418
Commercial real estate:
Buildings, land and other	72,100	37,902	24,033	61,935	3,644	59,467	57,145
Construction	8,017	6,005	1,675	7,680	631	7,307	7,076
Consumer real estate	976	976	—	976	—	1,118	1,164
Consumer and other	270	270	—	270	—	763	603

Total	$147,923	$63,301	$61,452	$124,753	$20,361	$128,890	$131,092

Credit Quality Indicators. As part of the on-going monitoring of the credit quality of the Corporation’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the weighted-average risk grade of commercial loans, (ii) the level of classified commercial loans, (iii) the delinquency status of consumer loans (see details above) (iv) net charge-offs, (v) non-performing loans (see details above) and (vi) the general economic conditions in the State of Texas.

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

In monitoring credit quality trends in the context of assessing the appropriate level of the allowance for loan losses, the Corporation monitors portfolio credit quality by the weighted-average risk grade of each class of commercial loan. Individual relationship managers review updated financial information for all pass grade loans to recalculate the risk grade on at least an annual basis. When a loan has a calculated risk grade of 9, it is still considered a pass grade loan; however, it is considered to be on management’s “watch list,” where a significant risk-modifying action is anticipated in the near term. When a loan has a calculated risk grade of 10 or higher, a special assets officer monitors the loan on an on-going basis. The following table presents weighted average risk grades for all loans by class of commercial loan.

	June 30, 2011		December 31, 2010		June 30, 2010
	Weighted		Weighted		Weighted
	Average		Average		Average
	Risk Grade	Loans	Risk Grade	Loans	Risk Grade	Loans
Commercial and industrial:
Energy
Risk grades 1-8	5.36	$800,855	5.27	$786,664	5.16	$689,847
Risk grade 9	9.00	1,477	9.00	20,224	9.00	56,173
Risk grade 10	10.00	—	10.00	—	10.00	—
Risk grade 11	11.00	—	11.00	—	11.00	—
Risk grade 12	12.00	—	12.00	—	12.00	1,430
Risk grade 13	13.00	—	13.00	—	13.00	—

Total energy	5.37	$802,332	5.36	$806,888	5.46	$747,450

Other commercial
Risk grades 1-8	6.17	$2,648,041	6.16	$2,572,011	6.24	$2,458,563
Risk grade 9	9.00	146,112	9.00	95,278	9.00	129,347
Risk grade 10	10.00	51,458	10.00	116,158	10.00	117,557
Risk grade 11	11.00	119,946	11.00	137,923	11.00	181,195
Risk grade 12	12.00	52,428	12.00	48,216	12.00	37,499
Risk grade 13	13.00	21,833	13.00	12,184	13.00	18,461

Total other commercial	6.71	$3,039,818	6.75	$2,981,770	6.92	$2,942,622

Commercial real estate:
Buildings, land and other
Risk grades 1-8	6.68	$2,282,540	6.71	$2,189,602	6.74	$2,185,007
Risk grade 9	9.00	113,400	9.00	137,314	9.00	106,194
Risk grade 10	10.00	73,031	10.00	91,962	10.00	130,670
Risk grade 11	11.00	105,209	11.00	126,403	11.00	111,954
Risk grade 12	12.00	47,484	12.00	54,366	12.00	66,774
Risk grade 13	13.00	2,303	13.00	9,847	13.00	8,331

Total commercial real estate	7.15	$2,623,967	7.29	$2,609,494	7.34	$2,608,930

Construction
Risk grades 1-8	7.04	$455,036	7.10	$485,455	7.17	$486,339
Risk grade 9	9.00	26,637	9.00	52,817	9.00	32,454
Risk grade 10	10.00	34,332	10.00	32,055	10.00	28,892
Risk grade 11	11.00	14,185	11.00	13,646	11.00	30,161
Risk grade 12	12.00	2,942	12.00	9,300	12.00	7,568
Risk grade 13	13.00	—	13.00	—	13.00	254

Total construction	7.46	$533,132	7.59	$593,273	7.67	$585,668

The Corporation has established maximum loan to value standards to be applied during the origination process of commercial and consumer real estate loans. The Corporation does not subsequently monitor loan-to-value ratios (either individually or on a weighted-average basis) for loans that are subsequently considered to be of a pass grade (grades 9 or better) and/or current with respect to principal and interest payments. As stated above, when an individual commercial real estate loan has a calculated risk grade of 10 or higher, a special assets officer analyzes the loan to determine whether the loan is impaired. At that time, the Corporation reassesses the loan to value position in the loan. If the loan is determined to be collateral dependent, specific allocations of the allowance for loan losses are made for the amount of any collateral deficiency. If a collateral deficiency is ultimately deemed to be uncollectible, the amount is charged-off. These loans and related assessments of collateral position are monitored on an individual, case-by-case basis. The Corporation does not monitor loan-to-value ratios on a weighted-average basis for commercial real estate loans having a calculated risk grade of 10 or higher. Nonetheless, there were four commercial real estate loans having a calculated risk grade of 10 or higher in excess of $5 million as of June 30, 2011. Three of the loans totaled $26.3 million and had a weighted-average loan-to-value ratio of 47.1%. The fourth loan, totaling $6.1 million, is structured as a borrowing base facility secured by numerous rotating lots and single family residences that generally have a loan-to-value of 80% or less. When an individual consumer real estate loan becomes past due by more than 10 days, the assigned relationship manager will begin collection efforts. The Corporation only reassesses the loan to value position in a consumer real estate loan if, during the course of the collections process, it is determined that the loan has become collateral dependent, and any collateral deficiency is recognized as a charge-off to the allowance for loan losses. Accordingly, the Corporation does not monitor loan-to-value ratios on a weighted-average basis for collateral dependent consumer real estate loans.

Generally, a commercial loan, or a portion thereof, is charged-off immediately when it is determined, through the analysis of any available current financial information with regards to the borrower, that the borrower is incapable of servicing unsecured debt, there is little or no prospect for near term improvement and no realistic strengthening action of significance is pending or, in the case of secured debt, when it is determined, through analysis of current information with regards to the Corporation’s collateral position, that amounts due from the borrower are in excess of the calculated current fair value of the collateral. Notwithstanding the foregoing, generally, commercial loans that become past due 180 cumulative days are classified as a loss and charged-off. Generally, a consumer loan, or a portion thereof, is charged-off in accordance with regulatory guidelines which provide that such loans be charged-off when the Corporation becomes aware of the loss, such as from a triggering event that may include new information about a borrower’s intent/ability to repay the loan, bankruptcy, fraud or death, among other things, but in no case should the charge-off exceed specified delinquency timeframes. Such delinquency timeframes state that closed-end retail loans (loans with pre-defined maturity dates, such as real estate mortgages, home equity loans and consumer installment loans) that become past due 120 cumulative days and open-end retail loans (loans that roll-over at the end of each term, such as home equity lines of credit) that become past due 180 cumulative days should be classified as a loss and charged-off.

Net (charge-offs)/recoveries, segregated by class of loans, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Commercial and industrial:
Energy	$2	$—	$4	$—
Other commercial	(4,720)	(5,606)	(11,552)	(14,239)
Commercial real estate:
Buildings, land and other	(4,362)	(612)	(7,527)	(3,892)
Construction	(196)	(456)	(352)	(542)
Consumer real estate	(362)	(583)	(892)	(946)
Consumer and other	(927)	(1,320)	(1,691)	(2,469)

Total	$(10,565)	$(8,577)	$(22,010)	$(22,088)

In assessing the general economic conditions in the State of Texas, management monitors and tracks the Texas Leading Index (“TLI”), which is produced by the Federal Reserve Bank of Dallas. The TLI is a single summary statistic that is designed to signal the likelihood of the Texas economy’s transition from expansion to recession and vice versa. Management believes this index provides a reliable indication of the direction of overall credit quality. The TLI is a composite of the following eight leading indicators: (i) Texas Value of the Dollar, (ii) U.S. Leading Index, (iii) real oil prices (iv) well permits, (v) initial claims for unemployment insurance, (vi) Texas Stock Index, (vii) Help-Wanted Index and (viii) average weekly hours worked in manufacturing. The TLI totaled 122.8 at May 31, 2011 (most recent date available), 118.2 at December 31, 2010 and 113.5 at June 30, 2010. A higher TLI value implies more favorable economic conditions.

Allowance for Loan Losses. The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Corporation’s allowance for loan loss methodology follows the accounting guidance set forth in U.S. generally accepted accounting principles and the Interagency Policy Statement on the Allowance for Loan and Lease Losses, which was jointly issued by the Corporation’s regulatory agencies. In that regard, the Corporation’s allowance for loan losses includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Corporation’s process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The provision for loan losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance for loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss and recovery experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate determination of the appropriate level of the allowance is dependent upon a variety of factors beyond the Corporation’s control, including, among other things, the performance of the Corporation’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications. The Corporation monitors whether or not the allowance for loan loss allocation model, as a whole, calculates an appropriate level of allowance for loan losses that moves in direct correlation to the general macroeconomic and loan portfolio conditions the Corporation experiences over time.

The Corporation’s allowance for loan losses consists of three elements: (i) specific valuation allowances determined in accordance with ASC Topic 310 based on probable losses on specific loans; (ii) historical valuation allowances determined in accordance with ASC Topic 450 based on historical loan loss experience for similar loans with similar characteristics and trends, adjusted, as necessary, to reflect the impact of current conditions; and (iii) general valuation allowances determined in accordance with ASC Topic 450 based on general economic conditions and other risk factors both internal and external to the Corporation.

The allowances established for probable losses on specific loans are based on a regular analysis and evaluation of problem loans. Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. This analysis is performed at the relationship manager level for all commercial loans. When a loan has a calculated grade of 10 or higher, a special assets officer analyzes the loan to determine whether the loan is impaired and, if impaired, the need to specifically allocate a portion of the allowance for loan losses to the loan. Specific valuation allowances are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things.

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

The components of the general valuation allowance include (i) the additional reserves allocated to specific loan portfolio segments as a result of applying an environmental risk adjustment factor to the base historical loss allocation and (ii) the additional reserves that are not allocated to specific loan portfolio segments including allocations for groups of similar loans with risk characteristics that exceed certain concentration limits established by management.

The environmental adjustment factor is based upon a more qualitative analysis of risk and is calculated through a survey of senior officers who are involved in credit making decisions at a corporate-wide and/or regional level. On a quarterly basis, survey participants rate the degree of various risks utilizing a numeric scale that translates to varying grades of high, moderate or low levels of risk. The results are then input into a risk-weighting matrix to determine an appropriate environmental risk adjustment factor. The various risks that may be considered in the determination of the environmental adjustment factor include, among other things, (i) the experience, ability and effectiveness of the bank’s lending management and staff; (ii) the effectiveness of the Corporation’s loan policies, procedures and internal controls; (iii) changes in asset quality; (iv) the impact of legislative and governmental influences affecting industry sectors; (v) the effectiveness of the internal loan review function; (vi) the impact of competition on loan structuring and pricing; and (vii) the impact of rising interest rates on portfolio risk. In periods where the surveyed risks are perceived to be higher, the risk-weighting matrix will generally result in a higher environmental adjustment factor, which, in turn will result in higher levels of general valuation allowance allocations. The opposite holds true in periods where the surveyed risks are perceived to be lower. The environmental adjustment factor resulted in additional general valuation allowance allocations to the various loan portfolio segments totaling $12.8 million at June 30, 2011, $9.5 million at December 31, 2010 and $10.2 million at June 30, 2010.

Certain general valuation allowances are not allocated to specific loan portfolio segments and are reported as the unallocated portion of the allowance for loan losses. Included in these general valuation allowances are allocations for groups of similar loans with risk characteristics that exceed certain concentration limits established by management. Concentration risk limits have been established, among other things, for certain industry concentrations, large balance and highly leveraged credit relationships that exceed specified risk grades, and loans originated with policy, credit and/or collateral exceptions that exceed specified risk grades. In addition, during the first quarter of 2011, the Corporation further refined its methodology for the determination of general valuation allowances to also (i) provide additional allocations for loans that did not undergo a separate, independent concurrence review during the underwriting process (generally those loans under $1.0 million at origination), (ii) reduce the minimum balance/commitment threshold for which allocations are made for highly leveraged credit relationships that exceed specified risk grades, (iii) lower the maximum risk grade thresholds for highly leveraged credit relationships, and (iv) include a reduction factor for recoveries of prior charge-offs to compensate for the fact that historical loss allocations are based upon gross charge-offs rather than net. The net effect of these changes to the Corporation’s methodology for the determination of general valuation allowances did not significantly impact the provision for loan losses recorded during the six months ended June 30, 2011.

The following table presents details of the unallocated portion of the allowance for loan losses.

	June 30,	December 31,	June 30,
	2011	2010	2010
Excessive industry concentrations	$2,054	$1,720	$1,940
Large relationship concentrations	2,170	2,127	1,557
Highly-leveraged credit relationships	3,249	—	—
Policy exceptions	2,180	2,414	2,635
Credit and collateral exceptions	1,800	557	953
Loans not reviewed by concurrence	9,196	—	—
Adjustment for recoveries	(11,393)	—	—
General macroeconomic risk	19,724	17,978	605

	$28,980	$24,796	$7,690

The Corporation monitors whether or not the allowance for loan loss allocation model, as a whole, calculates an appropriate level of allowance for loan losses that moves in direct correlation to the general macroeconomic and loan portfolio conditions the Corporation experiences over time. In assessing the general macroeconomic trends/conditions, the Corporation analyzes trends in the components of the TLI, as well as any available information related to regional, national and international economic conditions and events and the impact such conditions and events may have on the Corporation and its customers. With regard to assessing loan portfolio conditions, the Corporation analyzes trends in weighted-average portfolio risk-grades, classified and non-performing loans and charge-off activity. In periods where general macroeconomic and loan portfolio conditions are in a deteriorating trend or remain at deteriorated levels, based on historical trends, the Corporation would expect to see the allowance for loan loss allocation model, as a whole, calculate higher levels of required allowances than in periods where general macroeconomic and loan portfolio conditions are in an improving trend or remain at an elevated level, based on historical trends.

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2011 and 2010. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial
	and	Commercial	Consumer	Consumer
	Industrial	Real Estate	Real Estate	and Other	Unallocated	Total
Three months ended:
June 30, 2011
Beginning balance	$52,800	$24,551	$3,485	$12,941	$30,544	$124,321
Provision for loan losses	8,484	908	560	597	(1,564)	8,985
Charge-offs	(5,576)	(4,694)	(459)	(2,397)	—	(13,126)
Recoveries	858	136	97	1,470	—	2,561

Net charge-offs	(4,718)	(4,558)	(362)	(927)	—	(10,565)

Ending balance	$56,566	$20,901	$3,683	$12,611	$28,980	$122,741

June 30, 2010
Beginning balance	$63,576	$30,259	$2,430	$19,689	$9,415	$125,369
Provision for loan losses	7,323	2,038	620	394	(1,725)	8,650
Charge-offs	(6,328)	(1,657)	(686)	(2,750)	—	(11,421)
Recoveries	722	589	103	1,430	—	2,844

Net charge-offs	(5,606)	(1,068)	(583)	(1,320)	—	(8,577)

Ending balance	$65,293	$31,229	$2,467	$18,763	$7,690	$125,442

	Commercial
	and	Commercial	Consumer	Consumer
	Industrial	Real Estate	Real Estate	and Other	Unallocated	Total
Six months ended:
June 30, 2011
Beginning balance	$57,789	$28,534	$3,223	$11,974	$24,796	$126,316
Provision for loan losses	10,325	246	1,352	2,328	4,184	18,435
Charge-offs	(13,173)	(8,572)	(1,279)	(4,699)	—	(27,723)
Recoveries	1,625	693	387	3,008	—	5,713

Net charge-offs	(11,548)	(7,879)	(892)	(1,691)	—	(22,010)

Ending balance	$56,566	$20,901	$3,683	$12,611	$28,980	$122,741

June 30, 2010
Beginning balance	$57,394	$28,514	$2,560	$16,929	$19,912	$125,309
Provision for loan losses	22,138	7,149	853	4,303	(12,222)	22,221
Charge-offs	(15,502)	(5,071)	(1,061)	(5,593)	—	(27,227)
Recoveries	1,263	637	115	3,124	—	5,139

Net charge-offs	(14,239)	(4,434)	(946)	(2,469)	—	(22,088)

Ending balance	$65,293	$31,229	$2,467	$18,763	$7,690	$125,442

The following table details the amount of the allowance for loan losses allocated to each portfolio segment as of June 30, 2011 and 2010, disaggregated on the basis of the Corporation’s impairment methodology.

	Commercial
	and	Commercial	Consumer	Consumer
	Industrial	Real Estate	Real Estate	and Other	Unallocated	Total
June 30, 2011
Loans individually evaluated for impairment	$32,981	$4,089	$100	$—	$—	$37,170
Loans collectively evaluated for impairment	23,585	16,812	3,583	12,611	28,980	85,571

Balance at June 30, 2011	$56,566	$20,901	$3,683	$12,611	$28,980	$122,741

June 30, 2010
Loans individually evaluated for impairment	$44,283	$10,473	$—	$—	$—	$54,756
Loans collectively evaluated for impairment	21,010	20,756	2,467	18,763	7,690	70,686

Balance at June 30, 2010	$65,293	$31,229	$2,467	$18,763	$7,690	$125,442

The Corporation’s recorded investment in loans as of June 30, 2011, December 31, 2010 and June 30, 2010 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology was as follows:

	Commercial
	and	Commercial	Consumer	Consumer	Unearned
	Industrial	Real Estate	Real Estate	and Other	Discounts	Total
June 30, 2011
Loans individually evaluated for impairment	$245,665	$279,486	$416	$—	$—	$525,567
Loans collectively evaluated for impairment	3,596,485	2,877,613	772,653	314,305	(18,411)	7,542,645

Ending balance	$3,842,150	$3,157,099	$773,069	$314,305	$(18,411)	$8,068,212

December 31, 2010
Loans individually evaluated for impairment	$314,482	$337,578	$—	$—	$—	$652,060
Loans collectively evaluated for impairment	3,474,176	2,865,189	798,264	347,618	(20,287)	7,464,960

Ending balance	$3,788,658	$3,202,767	$798,264	$347,618	$(20,287)	$8,117,020

June 30, 2010
Loans individually evaluated for impairment	$339,000	$373,798	$—	$—	$—	$712,798
Loans collectively evaluated for impairment	3,351,072	2,820,800	811,954	391,130	(22,075)	7,352,881

Ending balance	$3,690,072	$3,194,598	$811,954	$391,130	$(22,075)	$8,065,679

Note 4 - Goodwill and Other Intangible Assets

Goodwill and other intangible assets are presented in the table below. The increases in goodwill and certain other intangible assets were related to the acquisition of Clark Benefit Group, an independent San Antonio based insurance agency that specialized in providing employee benefits to small and mid-size businesses, on May 1, 2011. The purchase of Clark Benefit Group did not significantly impact the Corporation’s financial Statements.

	June 30,	December 31,
	2011	2010
Goodwill	$528,072	$527,684

Other intangible assets:
Core deposits	$9,991	$11,819
Customer relationship	2,438	2,253
Non-compete agreements	335	263

	$12,764	$14,335

The estimated aggregate future amortization expense for intangible assets remaining as of June 30, 2011 is as follows:

Remainder of 2011	$2,159
2012	3,638
2013	2,858
2014	2,029
2015	1,264
Thereafter	816

$12,764

Note 5 - Deposits

Deposits were as follows:

	June 30, 2011	Percentage of Total	December 31, 2010	Percentage of Total	June 30, 2010	Percentage of Total
Non-interest-bearing demand deposits:
Commercial and individual	$5,220,598	34.6%	$4,791,149	33.1%	$4,608,543	33.0%
Correspondent banks	274,465	1.8	361,100	2.5	290,817	2.1
Public funds	323,629	2.1	208,187	1.4	162,663	1.2

Total non-interest-bearing demand deposits	5,818,692	38.5	5,360,436	37.0	5,062,023	36.3
Interest-bearing deposits:
Private accounts:
Savings and interest checking	2,449,434	16.2	2,505,143	17.3	2,241,164	16.1
Money market accounts	5,331,994	35.3	4,949,764	34.2	4,948,612	35.5
Time accounts of $100,000 or more	582,183	3.9	611,836	4.2	662,029	4.7
Time accounts under $100,000	539,715	3.6	571,447	4.0	620,159	4.4

Total private accounts	8,903,326	59.0	8,638,190	59.7	8,471,964	60.7
Public funds:
Savings and interest checking	194,778	1.3	255,605	1.8	196,591	1.4
Money market accounts	49,561	0.3	84,093	0.6	79,081	0.6
Time accounts of $100,000 or more	133,508	0.9	137,506	0.9	138,273	1.0
Time accounts under $100,000	4,266	—	3,512	—	4,228	—

Total public funds	382,113	2.5	480,716	3.3	418,173	3.0

Total interest-bearing deposits	9,285,439	61.5	9,118,906	63.0	8,890,137	63.7

Total deposits	$15,104,131	100.0%	$14,479,342	100.0%	$13,952,160	100.0%

The following table presents additional information about the Corporation’s deposits:

	June 30, 2011	December 31, 2010	June 30, 2010
Money market deposits obtained through brokers	$34,302	$24,700	$278,892
Deposits from the Certificate of Deposit Account Registry Service (CDARS) deposits	49,833	60,972	86,783
Deposits from foreign sources (primarily Mexico)	753,092	748,255	832,380

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

Financial instruments with off-balance-sheet risk were as follows:

	June 30, 2011	December 31, 2010
Commitments to extend credit	$4,613,486	$4,528,196
Standby letters of credit	238,889	294,116
Deferred standby letter of credit fees	1,339	1,707

Lease Commitments. The Corporation leases certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $5.3 million and $10.8 million for the three and six months ended June 30, 2011 and $5.4 million and $10.7 million for the three and six months ended June 30, 2010. There has been no significant change in the future minimum lease payments payable by the Corporation since December 31, 2010. See the 2010 Form 10-K for information regarding these commitments.

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

Cullen/Frost’s and Frost Bank’s Tier 1 capital consists of shareholders’ equity excluding unrealized gains and losses on securities available for sale, the accumulated gain or loss on effective cash flow hedging derivatives, the net actuarial gain/loss on the Corporation’s defined benefit post-retirement benefit plans, goodwill and other intangible assets. Tier 1 capital for Cullen/Frost also includes $120 million of trust preferred securities issued by an unconsolidated subsidiary trust. Cullen/Frost’s and Frost Bank’s total capital is comprised of Tier 1 capital for each entity plus a permissible portion of the allowance for loan losses. The Corporation’s aggregate $100 million of 5.75% fixed-to-floating rate subordinated notes are not included in Tier 1 capital but are included in total capital of Cullen/Frost.

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

Actual and required capital ratios for Cullen/Frost and Frost Bank were as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
June 30, 2011
Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,784,505	16.42%	$869,328	8.00%	N/A	N/A
Frost Bank	1,608,202	14.81	868,684	8.00	$1,085,856	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,561,794	14.37	434,664	4.00	N/A	N/A
Frost Bank	1,485,461	13.68	434,342	4.00	651,513	6.00
Leverage Ratio
Cullen/Frost	1,561,794	8.94	698,459	4.00	N/A	N/A
Frost Bank	1,485,461	8.51	697,921	4.00	872,401	5.00
December 31, 2010
Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,720,691	15.91%	$865,081	8.00%	N/A	N/A
Frost Bank	1,558,977	14.43	864,318	8.00	$1,080,397	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,494,375	13.82	432,540	4.00	N/A	N/A
Frost Bank	1,432,661	13.26	432,159	4.00	648,238	6.00
Leverage Ratio
Cullen/Frost	1,494,375	8.68	688,880	4.00	N/A	N/A
Frost Bank	1,432,661	8.33	688,196	4.00	860,246	5.00

Cullen/Frost believes that, as of June 30, 2011, its bank subsidiary, Frost Bank, was “well capitalized” based on the ratios presented above.

Cullen/Frost is subject to the regulatory capital requirements administered by the Federal Reserve, while Frost Bank is subject to the regulatory capital requirements administered by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on the Corporation’s financial statements. Management believes, as of June 30, 2011, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.

Dividend Restrictions. In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well capitalized” status, at June 30, 2011, Frost Bank could pay aggregate dividends of up to $255.2 million to Cullen/Frost without prior regulatory approval.

Trust Preferred Securities. In accordance with the applicable accounting standard related to variable interest entities, the accounts of the Corporation’s wholly owned subsidiary trust, Cullen/Frost Capital Trust II, have not been included in the Corporation’s consolidated financial statements. However, the $120.0 million in trust preferred securities issued by this subsidiary trust have been included in the Tier 1 capital of Cullen/Frost for regulatory capital purposes pursuant to guidance from the Federal Reserve. On July 21, 2010, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. Certain provisions of the Dodd-Frank Act will require the Corporation to deduct, over three years beginning on January 1, 2013, all trust preferred securities from the Corporation’s Tier 1 capital. Nonetheless, excluding trust preferred securities from Tier 1 capital at June 30, 2011 would not affect the Corporation’s ability to meet all capital adequacy requirements to which it is subject.

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

During 2007, the Corporation entered into three interest rate swap contracts on variable-rate loans with a total notional amount of $1.2 billion. The interest rate swap contracts were designated as hedging instruments in cash flow hedges with the objective of protecting the overall cash flows from the Corporation’s monthly interest receipts on a rolling portfolio of $1.2 billion of variable-rate loans outstanding throughout the 84-month period beginning in October 2007 and ending in October 2014 from the risk of variability of those cash flows such that the yield on the underlying loans would remain constant. As further discussed below, the Corporation terminated portions of the hedges and settled portions of the interest rate swap contracts during November 2009 and terminated the remaining portions of the hedges and settled the remaining portions of the interest rate swap contracts during November 2010. Under the initial hedge relationship, the desired constant yield was 7.559% in the case of the first contract (underlying loan pool totaling $650.0 million carrying an interest rate equal to Prime), 8.059% in the case of the second contract (underlying loan pool totaling $230.0 million carrying an interest rate equal to Prime plus a margin of 50 basis points) and 8.559% in the case of the third contract (underlying loan pool totaling $320.0 million carrying an interest rate equal to Prime plus a margin of 100 basis points). Under the swaps, the Corporation received a fixed interest rate of 7.559% and paid a variable interest rate equal to the daily Federal Reserve Statistical Release H-15 Prime Rate (Prime), with monthly settlements.

As stated above, during November 2009, the Corporation settled portions of two of the interest rate swap contracts having a total notional amount of $400.0 million and concurrently terminated the hedges related to the interest cash flows on a rolling portfolio of $400.0 million of variable rate loans. The terminated hedges had underlying loan pools totaling $300.0 million carrying an interest rate equal to Prime and $100.0 million carrying an interest rate equal to Prime plus a margin of 50 basis points. In November 2010, the Corporation settled the remaining interest rate swap contracts having a total notional amount of $800.0 million and concurrently terminated the hedges related to the interest cash flows on a rolling portfolio of $800.0 million of variable rate loans. The terminated hedges had underlying loan pools totaling $350.0 million carrying an interest rate equal to Prime, $130.0 million carrying an interest rate equal to Prime plus a margin of 50 basis points and $320.0 million carrying an interest rate equal to Prime plus a margin of 100 basis points. The deferred accumulated after-tax gain applicable to the settled interest rate contracts included in accumulated other comprehensive income totaled $80.6 million at June 30, 2011. The deferred gain will be reclassified into earnings during future periods when the formerly hedged transactions impact future earnings.

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

The notional amounts and estimated fair values of interest rate derivative contracts outstanding at June 30, 2011 and December 31, 2010 are presented in the following table. The Corporation obtains dealer quotations to value its interest rate derivative contracts designated as hedges of cash flows, while the fair values of other interest rate derivative contracts are estimated utilizing internal valuation models with observable market data inputs.

	June 30, 2011		December 31, 2010
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate derivatives designated as hedges of fair value:
Commercial loan/lease interest rate swaps	$90,626	$(7,496)	$104,088	$(8,350)

Interest rate derivatives designated as hedges of cash flows:
Interest rate swap on junior subordinated deferrable interest debentures	120,000	(9,353)	120,000	(9,895)

Non-hedging interest rate derivatives:
Commercial loan/lease interest rate swaps	582,074	44,270	593,792	44,335
Commercial loan/lease interest rate swaps	582,074	(44,474)	593,792	(44,666)
Commercial loan/lease interest rate caps	20,000	226	20,000	388
Commercial loan/lease interest rate caps	20,000	(226)	20,000	(388)

The weighted-average rates paid and received for interest rate swaps outstanding at June 30, 2011 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Fair value hedge commercial loan/lease interest rate swaps	4.49%	0.19%
Cash flow hedge interest rate swaps on junior subordinated deferrable interest debentures	5.47	1.80
Non-hedging interest rate swaps	5.08	1.80
Non-hedging interest rate swaps	1.80	5.08

The weighted-average strike rate for outstanding interest rate caps was 3.10% at June 30, 2011.

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

		June 30, 2011		December 31, 2010
	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Non-hedging commodity swaps:
Oil	Barrels	483	$2,318	321	$2,502
Oil	Barrels	483	(2,210)	321	(2,428)
Natural gas	MMBTUs	4,265	1,145	510	195
Natural gas	MMBTUs	4,265	(1,022)	510	(174)
Non-hedging commodity options:
Oil	Barrels	2,473	13,916	1,288	7,706
Oil	Barrels	2,473	(13,916)	1,288	(7,706)
Natural gas	MMBTUs	2,400	2,039	3,820	3,774
Natural gas	MMBTUs	2,400	(2,039)	3,820	(3,774)

Foreign Currency Derivatives. The Corporation enters into foreign currency forward contracts that are not designated as hedging instruments primarily to accommodate the business needs of its customers. Upon the origination of a foreign currency denominated transaction with a customer, the Corporation simultaneously enters into an offsetting contract with a third party to negate the exposure to fluctuations in foreign currency exchange rates. The Corporation also utilizes foreign currency forward contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in foreign currency exchange rates on certain short-term, non-U.S. dollar denominated loans. The notional amounts and fair values of open foreign currency forward contracts were not significant at June 30, 2011 and December 31, 2010.

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

Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Commercial loan/lease interest rate swaps:
Amount of gain (loss) included in interest income on loans	$(969)	$(1,318)	$(1,974)	$(2,734)
Amount of (gain) loss included in other non-interest expense	6	(97)	(3)	(91)

Amounts included in the consolidated statements of income and in other comprehensive income for the period related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest rate swaps/caps/floors on variable-rate loans:
Amount reclassified from accumulated other comprehensive income to interest income on loans	$9,345	$11,033	$18,690	$21,970
Amount of gain (loss) recognized in other comprehensive income	—	34,959	—	50,731
Interest rate swaps on junior subordinated deferrable interest debentures:
Amount reclassified from accumulated other comprehensive income to interest expense on junior subordinated deferrable interest debentures	1,100	1,084	2,186	2,195
Amount of gain (loss) recognized in other comprehensive income	(1,716)	(3,089)	(1,651)	(5,566)

No ineffectiveness related to interest rate derivatives designated as hedges of cash flows was recognized in the consolidated statements of income during the reported periods. The accumulated net after-tax gain related to effective cash flow hedges included in accumulated other comprehensive income totaled $74.8 million at June 30, 2011 and $86.6 million at December 31, 2010. The Corporation currently expects approximately $10.7 million of the net after-tax gain related to effective cash flow hedges included in accumulated other comprehensive income at June 30, 2011 will be reclassified into earnings during the remainder of 2011. This amount represents management’s best estimate given current expectations about market interest rates and volumes related to loan pools underlying the terminated cash flow hedges. Because actual market interest rates and volumes related to loan pools underlying the terminated cash flow hedges may differ from management’s expectations, there can be no assurance as to the ultimate amount that will be reclassified into earnings during 2011.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Non-hedging interest rate derivatives:
Other non-interest income	$462	$892	$736	$1,594
Other non-interest expense	(89)	59	(128)	78
Non-hedging commodity derivatives:
Other non-interest income	79	26	462	46

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

The Corporation’s credit exposure relating to interest rate swaps and commodity swaps/options with bank customers was approximately $45.1 million at June 30, 2011. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. The Corporation had no credit exposure, net of collateral pledged, relating to interest rate swaps and commodity swaps/options with upstream financial institution counterparties at June 30, 2011. Collateral levels for upstream financial institution counterparties are monitored and adjusted as necessary.

The aggregate fair value of securities posted as collateral by the Corporation related to derivative contracts totaled $52.8 million at June 30, 2011. At such date, the Corporation also had $10.0 million in cash collateral on deposit with other financial institution counterparties.

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

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Distributed earnings allocated to common stock	$28,102	$27,181	$55,572	$52,997
Undistributed earnings allocated to common stock	27,378	25,512	51,630	47,320

Net earnings allocated to common stock	$55,480	$52,693	$107,202	$100,317

Weighted-average shares outstanding for basic earnings per common share	61,093,641	60,365,085	61,056,113	60,169,736
Dilutive effect of stock compensation	297,075	198,599	306,404	195,676

Weighted-average shares outstanding for diluted earnings per common share	61,390,716	60,563,684	61,362,517	60,365,412

Note 10 - Stock-Based Compensation

A combined summary of activity in the Corporation’s active stock plans is presented in the following table.

			Non-Vested Stock Awards/Stock Units Outstanding		Stock Options Outstanding
	Shares Available for Grant	Director Deferred Stock Units Outstanding	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price
Balance, January 1, 2011	2,759,347	16,515	227,550	$51.10	4,383,885	$52.08
Granted	(5,577)	5,577	—	—	—	—
Stock options exercised	—	—	—	—	(144,203)	50.19
Stock awards vested	—	—	(85,420)	50.64	—	—
Forfeited	41,625	—	—	—	(41,625)	51.45

Balance, June 30, 2011	2,795,395	22,092	142,130	$51.38	4,198,057	$52.15

During the six months ended June 30, 2011 and 2010, proceeds from stock option exercises totaled $7.2 million and $23.2 million. During the six months ended June 30, 2011, 140,739 shares issued in connection with stock option exercises were new shares issued from available authorized shares, while 3,464 shares were issued from available treasury stock.

Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock options	$2,303	$2,091	$4,613	$4,637
Non-vested stock awards/stock units	1,213	1,019	2,640	2,121
Deferred stock units	330	300	330	300

Total	$3,846	$3,410	$7,583	$7,058

Unrecognized stock-based compensation expense at June 30, 2011 was as follows:

Stock options	$17,756
Non-vested stock awards/stock units	2,552

Total	$20,308

Note 11 - Defined Benefit Plans

The components of the combined net periodic cost (benefit) for the Corporation’s qualified and non-qualified defined benefit pension plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Expected return on plan assets, net of expenses	$(2,858)	$(2,752)	$(5,717)	$(5,504)
Interest cost on projected benefit obligation	1,973	1,931	3,946	3,862
Net amortization and deferral	782	729	1,565	1,457

Net periodic benefit	$(103)	$(92)	$(206)	$(185)

The Corporation’s non-qualified defined benefit pension plan is not funded. No contributions to the qualified defined benefit pension plan were made during the six months ended June 30, 2011. The Corporation does not expect to make any contributions during the remainder of 2011.

Note 12 - Income Taxes

Income tax expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Current income tax expense	$13,273	$16,637	$26,065	$30,024
Deferred income tax expense (benefit)	384	(1,013)	245	(1,406)

Income tax expense as reported	$13,657	$15,624	$26,310	$28,618

Effective tax rate	19.7%	22.8%	19.6%	22.1%

Net deferred tax liabilities totaled $91.5 million at June 30, 2011 and $65.2 million at December 31, 2010. No valuation allowance was recorded against deferred tax assets at June 30, 2011 as management believes that it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years. There were no unrecognized tax benefits during any of the reported periods.

The Corporation files income tax returns in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2007.

Note 13 - Comprehensive Income

Comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$55,686	$52,900	$107,614	$100,718
Other comprehensive income:
Securities available for sale:
Change in net unrealized gain/loss during the period	82,674	56,982	90,964	67,865
Reclassification adjustment for gains in net income	—	(1)	(5)	(6)
Change in the net actuarial gain/loss on defined benefit post- retirement benefit plans	782	729	1,565	1,457
Change in the accumulated gain/loss on effective cash flow hedging derivatives	(9,961)	21,921	(18,155)	25,390

	73,495	79,631	74,369	94,706
Deferred tax expense:
Securities available for sale:
Change in net unrealized gain/loss during the period	28,936	19,944	31,838	23,753
Reclassification adjustment for gains in net income	—	—	(2)	(2)
Change in the net actuarial gain/loss on defined benefit post- retirement benefit plans	274	255	548	510
Change in the accumulated gain/loss on effective cash flow hedging derivatives	(3,486)	7,672	(6,354)	8,886

	25,724	27,871	26,030	33,147

Other comprehensive income, net of tax	47,771	51,760	48,339	61,559

Comprehensive income	$103,457	$104,660	$155,953	$162,277

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

Summarized operating results by segment were as follows:

	Banking	FMG	Non-Banks	Consolidated
Revenues from (expenses to) external customers:
Three months ended:
June 30, 2011	$192,597	$25,274	$(2,746)	$215,125
June 30, 2010	191,286	23,210	(2,668)	211,828
Six months ended:
June 30, 2011	$384,862	$49,708	$(5,353)	$429,217
June 30, 2010	380,750	45,620	(5,565)	420,805
Net income (loss):
Three months ended:
June 30, 2011	$55,438	$2,933	$(2,685)	$55,686
June 30, 2010	53,089	2,254	(2,443)	52,900
Six months ended:
June 30, 2011	$107,291	$4,603	$(4,280)	$107,614
June 30, 2010	101,852	3,557	(4,691)	100,718

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

Financial Assets and Financial Liabilities: The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
June 30, 2011
Securities available for sale:
U.S. Treasury	$794,285	$—	$—	$794,285
Residential mortgage-backed securities	—	2,484,663	—	2,484,663
States and political subdivisions	—	2,115,426	—	2,115,426
Other	—	37,980	—	37,980
Trading account securities:
U.S. Treasury	14,517	—	—	14,517
Derivative assets:
Interest rate swaps, caps and floors	—	44,198	298	44,496
Commodity and foreign exchange derivatives	—	19,418	—	19,418
Derivative liabilities:
Interest rate swaps, caps and floors	—	61,549	—	61,549
Commodity and foreign exchange derivatives	29	19,187	—	19,216
December 31, 2010
Securities available for sale:
U.S. Treasury	$987,031	$—	$—	$987,031
Residential mortgage-backed securities	—	2,091,330	—	2,091,330
States and political subdivisions	—	2,040,300	—	2,040,300
Other	—	38,809	—	38,809
Trading account securities:
U.S. Treasury	14,986	—	—	14,986
States and political subdivisions	—	115	—	115
Derivative assets:
Interest rate swaps, caps and floors	—	43,633	1,090	44,723
Commodity and foreign exchange derivatives	—	14,177	—	14,177
Derivative liabilities:
Interest rate swaps, caps and floors	—	63,299	—	63,299
Commodity and foreign exchange derivatives	19	14,082	—	14,101

The following table reconciles the beginning and ending balances of derivative assets measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010
Balance, beginning of period	$1,090	$945
Transfers to Level 3	117	—
Cash settlements	(1,304)	(233)
Realized gains (losses) included in other non-interest income	267	758
Realized gains (losses) included in other non-interest expense	128	(78)

Balance, end of period	$298	$1,392

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets measured at fair value on a non-recurring basis during the six months ended June 30, 2011 and 2010 include certain impaired loans reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. The following table presents impaired loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral during the six months ended June 30, 2011 and 2010.

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
	Level 2	Level 3	Level 2	Level 3
Carrying value of impaired loans	$10,420	$3,871	$15,688	$19,879
Specific valuation allowance allocations	(8,030)	(2,882)	(2,951)	(6,232)

Fair value	$2,390	$989	$12,737	$13,647

Non-Financial Assets and Non-Financial Liabilities: The Corporation has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. Non-financial assets measured at fair value on a non-recurring basis during the six months ended June 30, 2011 and 2010 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in other non-interest expense. The fair value of a foreclosed asset is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs.

The following table presents foreclosed assets that were remeasured and reported at fair value:

	Six Months Ended June 30,
	2011	2010
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$16,595	$13,160
Charge-offs recognized in the allowance for loan losses	(3,042)	(2,367)

Fair value	$13,553	$10,793

Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$3,058	$3,043
Write-downs included in other non-interest expense	(803)	(1,054)

Fair value	$2,255	$1,989

Charge-offs recognized upon loan foreclosures are generally offset by general or specific allocations of the allowance for loan losses and generally do not, and did not during the reported periods, significantly impact the Corporation’s provision for loan losses. Regulatory guidelines require the Corporation to reevaluate the fair value of other real estate owned on at least an annual basis. While the Corporation’s policy is to comply with the regulatory guidelines, the Corporation’s general practice is to reevaluate the fair value of other real estate owned on a quarterly basis. Thus, appraisals are never considered to be outdated, and the Corporation does not make any adjustments to the appraised values. The fair value of other real estate owned is monitored/evaluated by a third-party service and reviewed with management on a quarterly basis.

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

The estimated fair values of financial instruments were as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$3,420,561	$3,420,561	$2,820,977	$2,820,977
Securities	5,796,868	5,817,846	5,456,200	5,468,799
Loans, net	7,945,471	7,973,858	7,990,704	8,038,760
Cash surrender value of life insurance policies	131,883	131,883	129,922	129,922
Non-hedging commercial loan/lease interest rate swaps, caps and floors	44,496	44,496	44,723	44,723
Commodity and foreign exchange derivatives	19,418	19,418	14,177	14,177
Accrued interest receivable	74,010	74,010	72,328	72,328
Financial liabilities:
Deposits	15,104,131	15,105,135	14,479,342	14,480,725
Federal funds purchased and repurchase agreements	574,132	574,132	475,673	475,673
Junior subordinated deferrable interest debentures	123,712	123,712	123,712	123,712
Subordinated notes payable and other borrowings	250,036	252,831	250,045	256,172
Interest rate swap on junior subordinated deferrable interest debentures designated as a hedge of cash flows	9,353	9,353	9,895	9,895
Commercial loan/lease interest rate swaps designated as hedges of fair value	7,496	7,496	8,350	8,350
Non-hedging commercial loan/lease interest rate swaps, caps and floors	44,700	44,700	45,054	45,054
Commodity and foreign exchange derivatives	19,216	19,216	14,101	14,101
Accrued interest payable	9,152	9,152	9,991	9,991

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

ASU No. 2011-02, “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 will be effective for the Corporation on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011. Adoption of ASU 2011-02 is not expected to have a significant impact on the Corporation’s financial statements.

ASU No. 2011-03, “Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements.” ASU 2011-03 is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 removes from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion. ASU 2011-03 will be effective for the Corporation on January 1, 2012 and is not expected to have a significant impact on the Corporation’s financial statements.

ASU 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Corporation’s financial statements.

ASU 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.” ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Corporation’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Review

Cullen/Frost Bankers, Inc.

The following discussion should be read in conjunction with the Corporation’s consolidated financial statements, and notes thereto, for the year ended December 31, 2010, included in the 2010 Form 10-K. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results for the year ending December 31, 2011 or any future period.

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

The Corporation considers accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on the Corporation’s financial statements. Accounting policies related to the allowance for loan losses are considered to be critical, as these policies involve considerable subjective judgment and estimation by management.

For additional information regarding critical accounting policies, refer to Note 1 - Summary of Significant Accounting Policies in the notes to consolidated financial statements and the sections captioned “Application of Critical Accounting Policies” and “Allowance for Loan Losses” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2010 Form 10-K. During the first quarter of 2011, the Corporation further refined its methodology for the determination of the general valuation allowance component of the allowance for loan losses. See Note 3 - Loans in the accompanying notes to consolidated financial statements for a discussion of the changes.

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

Results of Operations

Net income totaled $55.7 million, or $0.91 diluted per share, for the three months ended June 30, 2011 compared to $52.9 million, or $0.87 diluted per share, for the three months ended June 30, 2010 and $51.9 million, or $0.85 diluted per share, for the three months ended March 31, 2011. Net income totaled $107.6 million, or $1.75 diluted per share, for the six months ended June 30, 2011 compared to $100.7 million, or $1.66 diluted per share, for the six months ended June 30, 2010.

Selected income statement data and other selected data for the comparable periods was as follows:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2011	2011	2010	2011	2010
Taxable-equivalent net interest income	$159,509	$156,638	$155,054	$316,146	$305,397
Taxable-equivalent adjustment	15,176	14,879	13,158	30,054	25,917

Net interest income	144,333	141,759	141,896	286,092	279,480
Provision for loan losses	8,985	9,450	8,650	18,435	22,221

Net interest income after provision for loan losses	135,348	132,309	133,246	267,657	257,259
Non-interest income	70,792	72,333	69,932	143,125	141,325
Non-interest expense	136,797	140,061	134,654	276,858	269,248

Income before income taxes	69,343	64,581	68,524	133,924	129,336
Income taxes	13,657	12,653	15,624	26,310	28,618

Net income	$55,686	$51,928	$52,900	$107,614	$100,718

Earnings per common share - basic	$0.91	$0.85	$0.87	$1.76	$1.67
Earnings per common share - diluted	0.91	0.85	0.87	1.75	1.66
Dividends per common share	0.46	0.45	0.45	0.91	0.88

Return on average assets	1.23%	1.19%	1.26%	1.21%	1.22%
Return on average equity	10.45	10.11	10.67	10.29	10.38
Average shareholders’ equity to average total assets	11.76	11.78	11.79	11.77	11.72

Net income increased $2.8 million, or 5.3%, for the three months ended June 30, 2011 and increased $6.9 million, or 6.8%, for the six months ended June 30, 2011 compared to the same periods in 2010. The increase during the three months ended June 30, 2011 was primarily the result of a $2.4 million increase in net interest income, a $2.0 million decrease in income tax expense and a $860 thousand increase in non-interest income partly offset by a $2.1 million increase in non-interest expense and a $335 thousand increase in the provision for loan losses. The increase during the six months ended June 30, 2011 was primarily the result of a $6.6 million increase in net interest income, a $3.8 million decrease in the provision for loan losses, a $2.3 million decrease in income tax expense and a $1.8 million increase in non-interest income partly offset by a $7.6 million increase in non-interest expense.

Net income for the second quarter of 2011 increased $3.8 million, or 7.2%, from the first quarter of 2011. The increase was primarily the result of a $3.3 million decrease in non-interest expense, a $2.6 million increase in net interest income and a $465 thousand decrease in the provision for loan losses partly offset by a $1.5 million decrease in non-interest income and a $1.0 million increase in income tax expense.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Corporation’s largest source of revenue, representing 66.7% of total revenue during the first six months of 2011. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Corporation’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, remained at 3.25% for the entire year in

2010 and through the second quarter of 2011. The Corporation’s loan portfolio is also impacted, to a lesser extent, by changes in the London Interbank Offered Rate (LIBOR). At June 30, 2011, the one-month and three-month U.S. dollar LIBOR rates were 0.19% and 0.25%, respectively, while at June 30, 2010, the one-month and three-month U.S. dollar LIBOR rates were 0.35% and 0.53%, respectively. The intended federal funds rate, which is the cost of immediately available overnight funds, remained at zero to 0.25% for the entire year in 2010 and through the second quarter of 2011.

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

The Corporation is primarily funded by core deposits, with non-interest-bearing demand deposits historically being a significant source of funds. This lower-cost funding base is expected to have a positive impact on the Corporation’s net interest income and net interest margin in a rising interest rate environment. As discussed in the section captioned “Supervision and Regulation” included in Item 1. Business, of the 2010 Form 10-K, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. Although the ultimate impact of this legislation on the Corporation has not yet been determined, the Corporation expects that it will begin to incur interest costs associated with demand deposits. See Item 3. Quantitative and Qualitative Disclosures About Market Risk elsewhere in this report for information about the expected impact of this legislation on the Corporation’s sensitivity to interest rates. Further analysis of the components of the Corporation’s net interest margin is presented below.

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

	Second Quarter	Second Quarter	First Six Months
	2011 vs.	2011 vs.	2011 vs.
	Second Quarter	First Quarter	First Six Months
	2010	2011	2010
Due to changes in average volumes	$13,189	$4,523	$15,957
Due to changes in average interest rates	(8,734)	(3,405)	(5,208)
Due to difference in the number days in each of the comparable periods	—	1,753	—

Total change	$4,455	$2,871	$10,749

Taxable-equivalent net interest income for the three months ended June 30, 2011 increased $4.5 million, or 2.9%, while taxable-equivalent net interest income for the six months ended June 30, 2011 increased $10.7 million, or 3.5%, compared to the same periods in 2010, respectively. The increases primarily resulted from increases in the average volume of interest-earning assets partly offset by decreases in the net interest margin. The average volume of interest-earning assets for the three and six months ended June 30, 2011 increased $1.3 billion and $1.2 billion compared to the same periods in 2010. The net interest margin decreased 23 basis points from 4.18% during the three months ended June 30, 2010 to 3.95% during the three months ended June 30, 2011 and decreased 19 basis points from 4.18% during the six months ended June 30, 2010 to 3.99% during the six months ended June 30, 2011. The decrease in the net interest margin was partly due to an increase in the relative proportion of interest-earning assets invested in lower-yielding interest-bearing deposits during 2011 compared to 2010 while the relative proportion of average interest-earning assets invested in higher-yielding loans decreased. The net interest margin was also negatively impacted by a decrease in the average yield on securities, as further discussed below.

Taxable-equivalent net interest income for the second quarter of 2011 increased $2.9 million, or 1.8%, from the first quarter of 2011. The increase primarily resulted from an increase in the average volume of interest-earning assets partly offset by a decrease in the net interest margin. Taxable-equivalent net interest income for the second quarter of 2011 was also impacted by an increase in the number of days compared to the first quarter of 2011. Taxable-equivalent net interest income for the first quarter of 2011 included 90 days compared to 91 days for the second quarter of 2011. The additional day added approximately $1.8 million to taxable-equivalent net interest income during the second quarter of 2011. Excluding the impact of the additional day during the second quarter of 2011 results in an effective increase in taxable-equivalent net interest income of approximately $1.1 million during the second quarter of 2011 which was primarily related to the aforementioned increase in average interest-earning assets partly offset by a decrease in the net interest margin. The average volume of interest-earning assets for the second quarter of 2011 increased $533.4 million compared to the first quarter of 2011. The net interest margin decreased 8 basis points from 4.03% in the first quarter of 2011 to 3.95% in the second quarter of 2011. The decrease in the net interest margin was partly due to an increase in the relative proportion of funds invested in lower yielding interest-bearing deposits during the second quarter.

The average yield on interest-earning assets decreased 27 basis points from 4.56% during the first six months of 2010 to 4.29% during the first six months of 2011 while the average cost of funds decreased 12 basis points from 0.58% during the first six months of 2010 to 0.46% during the first six months of 2011. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. The average cost of funds is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-bearing liabilities. As stated above, market interest rates have remained at historically low levels during the reported periods. The effect of lower average market interest rates on the average yield on average interest-earning assets was partly limited by the aforementioned interest rate swaps on variable-rate loans.

The average volume of loans during the six months ended June 30, 2011 decreased $125.1 million compared to the same period in 2010. Loans made up approximately 50.2% of average interest-earning assets during the first six months of 2011 compared to 55.1% during the first six months of 2010. The average yield on loans was 5.02% during the six months ended June 30, 2011 compared to 5.10% during the six months ended June 30, 2010. Loans generally have significantly higher yields compared to securities, interest-bearing deposits and federal funds sold and resell agreements and, as such, have a more positive effect on the net interest margin.

The average volume of securities increased $890.8 million during the six months ended June 30, 2011 compared to the same period in 2010. Securities made up approximately 36.6% of average interest-earning assets during the six months ended June 30, 2011 compared to 33.6% during the six months ended June 30, 2010. The average yield on securities was 4.76% during the six months ended June 30, 2011 compared to 5.16% during the six months ended June 30, 2010. The decrease in the average yield on securities was partly due to a decrease in the yield on taxable securities as proceeds from principal repayments were reinvested at lower market rates. The decrease in the average yield on securities was also partly related to a decrease in the relative proportion of higher-yielding, tax-exempt municipal securities during the first six months of 2011 compared to the prior period. The relative proportion of higher-yielding, tax-exempt municipal securities totaled 36.5% of average securities during the first six months of 2011 compared to 37.7% during the first six months of 2010. The average yield on taxable securities was 3.47% during the first six months of 2011 compared to 4.03% during the first six months of 2010, while the average taxable-equivalent yield on tax-exempt securities was 6.98% during the first six months of 2011 compared to 7.04% during the first six months of 2010.

Average federal funds sold, resell agreements and interest-bearing deposits during the six months ended June 30, 2011 increased $436.7 million compared to the same period in 2010. Federal funds sold, resell agreements and interest-bearing deposits made up approximately 13.2% of average interest-earning assets during the six months ended June 30, 2011 compared to 11.3% during the same period in 2010. The combined average yield on federal funds sold, resell agreements and interest-bearing deposits was 0.25% during the six months ended June 30, 2011 compared to 0.22% during the same period during 2010. The increases in average federal funds sold, resell agreements and interest-bearing deposits compared to the comparable periods in 2010 was primarily due to growth in average deposits.

Average deposits increased $1.0 billion during the first six months of 2011 compared to the same period in 2010. Average interest-bearing deposits for the first six months of 2011 increased $442 million compared to the same period in 2010. The ratio of average interest-bearing deposits to total average deposits was 63.5% during the first six months of 2011 compared to 64.9% during the same period in 2010. The average cost of deposits is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-bearing deposits. The average cost of interest-bearing deposits and total deposits was 0.26% and 0.16% during the first six months of 2011 compared to 0.36% and 0.24% during the first six months of 2010. The decrease in the average cost of interest-bearing deposits during the comparable periods was primarily the result of decreases in interest rates offered on certain deposit products due to decreases in average market interest rates and decreases in renewal interest rates on maturing certificates of deposit given the current low interest rate environment. Additionally, during the first six month of 2011 compared to the same period in 2010, the relative proportion of higher-cost certificates of deposit to total average interest-bearing deposits decreased from 14.6% during the first six months of 2010 to 12.4% during the first six months of 2011.

The Corporation’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.83% during the first six months of 2011 and 3.98% the first six months of 2010. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

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

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $9.0 million and $18.4 million for the three and six months ended June 30, 2011 compared to $8.7 million and $22.2 million for the three and six months ended June 30, 2010. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Non-Interest Income

The components of non-interest income were as follows:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2011	2011	2010	2011	2010
Trust fees	$18,976	$18,220	$17,037	$37,196	$34,000
Service charges on deposit accounts	23,619	23,368	24,925	46,987	49,734
Insurance commissions and fees	7,908	10,494	7,512	18,402	18,650
Other charges, commissions and fees	8,478	8,759	8,029	17,237	14,948
Net gain (loss) on securities transactions	—	5	1	5	6
Other	11,811	11,487	12,428	23,298	23,987

Total	$70,792	$72,333	$69,932	$143,125	$141,325

Total non-interest income for the three and six months ended June 30, 2011 increased $860 thousand, or 1.2%, and $1.8 million, or 1.3%, compared to the same periods in 2010. Total non-interest income for the second quarter of 2011 decreased $1.5 million, or 2.1%, compared to the first quarter of 2011. Changes in the components of non-interest income are discussed below.

Trust Fees. Trust fee income for the three and six months ended June 30, 2011 increased $1.9 million, or 11.4%, and $3.2 million, or 9.4%, compared to the same periods in 2010. Investment fees are the most significant component of trust fees, making up approximately 74% and 73% of total trust fees for the first six months of 2011 and 2010, respectively. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees.

The $1.9 million increase in trust fee income during the three months ended June 30, 2011 compared to the same period in 2010 was primarily the result of an increase in investment fees (up $1.8 million). The $3.2 million increase in trust fee income during the six months ended June 30, 2011 compared to the same period in 2010 was primarily the result of an increase in investment fees (up $2.5 million) and securities lending income (up $410 thousand). The increase in investment fees was primarily due to the general appreciation in the market values of assets in trust accounts on which these fees are generally based. Equity valuations during the respective periods of 2011 were higher on average compared to the same periods in 2010.

Trust fee income for the second quarter of 2011 increased $756 thousand, or 4.1%, from the first quarter of 2011. A seasonal increase in tax fees (up $693 thousand) as well as increases in oil and gas trust management fees (up $96 thousand) and in investment fees (up $71 thousand) were partly offset by a decrease in estate fees (down $177 thousand).

At June 30, 2011, trust assets, including both managed assets and custody assets, were primarily composed of fixed income securities (43.5% of trust assets), equity securities (42.3% of trust assets) and cash equivalents (9.0% of trust assets). The estimated fair value of trust assets was $25.3 billion (including managed assets of $10.2 billion and custody assets of $15.1 billion) at June 30, 2011, compared to $24.9 billion (including managed assets of $9.9 billion and custody assets of $15.0 billion) at December 31, 2010 and $22.2 billion (including managed assets of $9.6 billion and custody assets of $12.6 billion) at June 30, 2010.

Service Charges on Deposit Accounts. Service charges on deposit accounts for the three and six months ended June 30, 2011 decreased $1.3 million, or 5.2%, and $2.7 million, or 5.5%, compared to the same periods in 2010. The decreases were primarily due to decreases in overdraft/insufficient funds charges on both consumer and commercial accounts (down $1.5 million and $2.6 million during the three and six months ended June 30, 2011, respectively), decreases in service charges on commercial accounts (down $100 thousand and $883 thousand during the three and six months ended June 30, 2011, respectively), which was partly related to decreases in service volumes for billable services, and decreases in service charges on consumer accounts (down $105 thousand and $228 thousand during the three and six months ended June 30, 2011, respectively). The decrease in overdraft/insufficient funds charges on consumer accounts during 2011 was partly related to a new rule issued by the Federal Reserve that became effective in the third quarter of 2010, as further discussed below. The decreases in the aforementioned categories of service charges on deposit accounts were partly offset by an increases in point of sale income (up $429 thousand and $1.0 million during the three and six months ended June 30, 2011, respectively). The increase in point of sale income from PIN-based debit card transactions during the three and six months ended June 30, 2011 compared to the same periods in 2010 was related to an increase in the volume of transactions as well as a higher interchange pricing structure.

Service charges on deposit accounts for the second quarter of 2011 increased $251 thousand, or 1.1%, compared to the first quarter of 2011. The increase was due to increases in overdraft/insufficient funds charges on consumer accounts (up $281 thousand), point of sale income from PIN-based debit card transactions (up $194 thousand) and service charges on commercial accounts (up $190 thousand) partly offset by a decrease in overdraft/insufficient funds charges on commercial accounts (down $344 thousand).

Overdraft/insufficient funds charges totaled $8.5 million ($6.8 million consumer and $1.7 million commercial) during the second quarter of 2011 compared to $10.0 million ($7.9 million consumer and $2.1 million commercial) during the second quarter of 2010 and $8.6 million ($6.6 million consumer and $2.0 million commercial) during the first quarter of 2011. Overdraft/insufficient funds charges totaled $17.1 million ($13.4 million consumer and $3.7 million commercial) during the six months ended June 30, 2011 compared to $19.6 million ($15.3 million consumer and $4.3 million commercial) during the six months ended June 30, 2010. Overdraft/insufficient funds charges were partly impacted by changes in posting policies and a new rule issued by the Federal Reserve that became effective in the third quarter of 2010. The new rule prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Consumers must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices.

Point of sale income from PIN-based debit card transactions totaled $3.7 million and $2.7 million during the six months ended June 30, 2011 and 2010, respectively. As discussed in the section captioned “Supervision and Regulation” included in Item 1. Business, of the 2010 Form 10-K, the Dodd-Frank Act amended the Electronic Fund Transfer Act (“EFTA”) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers, such as Frost Bank. In June 2011, the Federal Reserve issued a final rule that, among other things, establishes standards for determining whether an interchange fee received or charged by an issuer with respect to an electronic debit transaction is reasonable and proportional to the cost incurred by the issuer with respect to the transaction. These new standards will take effect on October 1, 2011 and will apply to issuers, such as the Corporation, that, together with their affiliates, have assets of $10 billion or more. Under the rule, the maximum permissible interchange fee for an electronic debit transaction will be the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. The Federal Reserve also issued an interim final rule that allows for an upward adjustment of no more than 1 cent to an issuer’s debit card interchange fee if the issuer develops and implements policies and procedures reasonably designed to achieve the fraud-prevention standards set out in the interim final rule. The fraud-prevention adjustment is effective on October 1, 2011, concurrent with the debit card interchange fee limits. Based upon the new standards, the Corporation expects that revenues from debit card interchange transactions will likely be approximately half of current levels beginning October 1, 2011. Also see the discussion regarding income from Visa check card usage below under “Other Non-Interest Income.”

Insurance Commissions and Fees. Insurance commissions and fees for the three months ended June 30, 2011 increased $396 thousand, or 5.3%, compared to the same period in 2010. The increase is related to an increase in commission income (up $502 thousand) partly offset by a decrease in contingent commissions (down $105 thousand). Insurance commissions and fees for the six months ended June 30, 2011 decreased $248 thousand, or 1.3%, compared to the same period in 2010. The decrease is related to a decrease in contingent commissions (down $130 thousand) and commission income (down $117 thousand). The fluctuations in commission income were partly due to normal variation in the market demand for insurance products.

Insurance commissions and fees include contingent commissions totaling $551 thousand and $3.1 million during the three and six months ended June 30, 2011 and $656 thousand and $3.2 million during the three and six months ended June 30, 2010. Contingent commissions primarily consist of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. Such commissions are seasonal in nature and are primarily received during the first quarter of each year. These property and casualty related commissions totaled $2.2 million and $2.4 million during the six months ended June 30, 2011 and 2010. Contingent commissions also include amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. These benefit plan related commissions totaled $531 thousand and $917 thousand during the three and six months ended June 30, 2011 and $571 thousand and $820 thousand during the three and six months ended June 30, 2010.

Insurance commissions and fees for the second quarter of 2011 decreased $2.6 million, or 24.6%, compared to the first quarter of 2011. The decrease was mostly due to the seasonal decrease in contingent commissions (down $2.2 million) received from various insurance carriers related to the performance of insurance policies previously placed. The decrease was also partly related to a decrease in commission income (down $577 thousand) compared to the first quarter of 2011 primarily due to normal variation in the timing of renewals and the market demand for insurance products.

Other Charges, Commissions and Fees. Other charges, commissions and fees for the three and six months ended June 30, 2011 increased $449 thousand, or 5.6%, and $2.3 million, or 15.3%, compared to the same periods in 2010. The increase during the three months ended June 30, 2011 was primarily related to increases in mutual fund management fees (up $400 thousand), loan processing fees (up $358 thousand), income related to sale of annuities (up $187 thousand) and unused balance fees on loan commitments (up $151 thousand). These increases were partly offset by a decrease in investment banking fees related to corporate advisory services (down $297 thousand) and a decrease in receivables factoring income (down $231 thousand). The increase in other charges, commissions and fees during the six months ended June 30, 2011 was primarily related to increases in mutual fund management fees (up $740 thousand), loan processing fees (up $504 thousand), income related to sale of annuities (up $434 thousand), investment banking fees related to corporate advisory services (up $396 thousand) and unused balance fees on loan commitments (up $344 thousand). These increases were partly offset by a decrease in receivables factoring income (down $408 thousand).

Other charges, commissions and fees for the second quarter of 2011 decreased $281 thousand, or 3.2%, compared to the first quarter of 2011. The decrease was primarily due to a decrease in investment banking fees related to corporate advisory services (down $760 thousand) partly offset by an increase in loan processing fees (up $296 thousand) as well as increases in various other categories of other charges, commissions and fees. Investment banking fees related to corporate advisory services are transaction based and can vary significantly from quarter to quarter.

Net Gain/Loss on Securities Transactions. During the six months ended June 30, 2011, the Corporation sold available-for-sale securities with an amortized cost totaling $5.5 billion and realized a net gain of $5.5 thousand on those sales. During the six months ended June 30, 2010, the Corporation sold available-for-sale securities with an amortized cost totaling $10.0 billion and realized a net gain of $6 thousand on those sales. These securities were primarily purchased during each respective year and subsequently sold primarily in connection with the Corporation’s tax planning strategies related to the Texas franchise tax. The gross proceeds from the sales of these securities outside of Texas are included in total revenues/receipts from all sources reported for Texas franchise tax purposes, which results in a reduction in the overall percentage of revenues/receipts apportioned to Texas and subjected to taxation under the Texas franchise tax.

Other Non-Interest Income. Other non-interest income for the three months ended June 30, 2011 decreased $617 thousand, or 5.0%, compared to the same period in 2010. Components of other non-interest income with significant decreases included income from securities trading and customer derivative activities (down $611 thousand), sundry income from various miscellaneous items (down $598 thousand) and lease rental income (down $212 thousand). Sundry income in 2010 included income from a settlement and an increased level of income from the collection of loan interest and other charges written-off in prior years. The decrease in income from securities trading and customer derivative activities was primarily related to decreases in customer interest rate swap transaction fees and securities trading gains. Components of other non-interest income with significant increases included income from check card activity (up $685 thousand) and gains on the sale of assets/foreclosed assets (up $545 thousand).

Other non-interest income for the six months ended June 30, 2011 decreased $689 thousand, or 2.9%, compared to the same periods in 2010. Components of other non-interest income with significant decreases included sundry income from various miscellaneous items (down $1.0 million), income from securities trading and customer derivative activities (down $851 thousand) and lease rental income (down $390 thousand). The decrease in income from securities trading and customer derivative activities was primarily related to decreases in customer interest rate swap transaction fees and securities trading gains partly offset by an increase in customer commodity swap transaction fees. Components of other non-interest income with significant increases included income from check card activity (up $1.3 million) and gains on the sale of assets/foreclosed assets (up $734 thousand).

Other non-interest income for the second quarter of 2011 increased $324 thousand, or 2.8%, compared to the first quarter of 2011. Contributing to the increase were increases in income from check card activity (up $489 thousand) and gains on the sale of assets/foreclosed assets (up $277 thousand) partly offset by a decrease in income from securities trading and customer derivative activities (down $242 thousand).

The Corporation had income from Visa check card usage totaling $11.5 million and $10.2 million during the six months ended June 30, 2011 and 2010. The Dodd-Frank Act amended the EFTA to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers, such as Frost Bank. As more fully discussed above relative to point of sale income from PIN-based debit card transactions under “Service Charges on Deposit Accounts,” in June 2011, the Federal Reserve issued new rules that will significantly impact the level of interchange fees that may be charged beginning October 1, 2011. At that time, under the new rules, the Corporation expects that revenues from Visa check card usage will likely be approximately half of current levels.

Non-Interest Expense

The components of non-interest expense were as follows:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2011	2011	2010	2011	2010
Salaries and wages	$61,775	$62,430	$58,827	$124,205	$119,102
Employee benefits	13,050	15,311	12,675	28,361	27,196
Net occupancy	11,823	11,652	11,637	23,475	22,772
Furniture and equipment	12,628	12,281	11,662	24,909	23,151
Deposit insurance	2,598	4,760	5,429	7,358	10,872
Intangible amortization	1,107	1,120	1,299	2,227	2,632
Other	33,816	32,507	33,125	66,323	63,523

Total	$136,797	$140,061	$134,654	$276,858	$269,248

Total non-interest expense for the three and six months ended June 30, 2011 increased $2.1 million, or 1.6%, and increased $7.6 million, or 2.8%, compared to the same periods in 2010. Total non-interest expense for the second quarter of 2011 decreased $3.3 million, or 2.3%, compared to the first quarter of 2011. Changes in the components of non-interest expense are discussed below.

Salaries and Wages. Salaries and wages for the three and six months ended June 30, 2011 increased $2.9 million, or 5.0%, and $5.1 million, or 4.3%, compared to the same periods in 2010. The increase during the three months ended June 30, 2011 was primarily related to normal annual merit and market increases and an increase in stock-based compensation expense. The increase during the six months ended June 30, 2011 was primarily related to increases in normal annual merit and market increases, incentive compensation and an increase in stock-based compensation expense. Salaries and wages expense for the second quarter of 2011 decreased $655 thousand, or 1.1%, compared to the first quarter of 2010. The decrease from the first quarter of 2011 was primarily related to an increase in cost deferrals related to lending activity as well as decreases in incentive compensation and stock-based compensation expense.

Employee Benefits. Employee benefits expense for the three and six months ended June 30, 2011 increased $375 thousand, or 3.0%, and $1.2 million, or 4.3%, compared to the same periods in 2010. The increase during the three months ended June 30, 2011 was primarily related to increases in expenses related to the Corporation’s 401(k) and profit sharing plans (up $443 thousand). The increase during the six months ended June 30, 2011 was primarily related to increases in expenses related to the Corporation’s 401(k) and profit sharing plans (up $911 thousand), payroll taxes (up $463 thousand) and medical insurance expense (up $150 thousand).

Employee benefits expense for the second quarter of 2011 decreased $2.3 million, or 14.8%, compared to the first quarter of 2011 primarily due to decreases in payroll taxes (down $1.7 million) and expenses related to the Corporation’s 401(k) and profit sharing plans (down $596 thousand). The Corporation generally experiences higher payroll taxes and 401(k) plan contribution matching expense during the first quarter of each year due to the increased payroll related to annual incentive compensation payments.

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

Net Occupancy. Net occupancy expense for the three and six months ended June 30, 2011 increased $186 thousand, or 1.6%, and $703 thousand, or 3.1%, compared to the same periods in 2010. The increase during the three months ended June 30, 2011 was primarily related to increases in building maintenance expense (up $202 thousand), repairs expense (up $160 thousand) and a decrease in parking garage income (down $154 thousand). Offsetting the increase in net occupancy expense related to the aforementioned items was an increase in rental income (up $120 thousand) and a decrease in lease expense (down $102 thousand). The increase during the six months ended June 30, 2011 was primarily related to increases in repairs expense (up $262 thousand), building maintenance expense (up $179 thousand), service contracts expense (up $162 thousand) and a decrease in parking garage income (down $175 thousand). Offsetting these items was a decrease in utilities expense (down $128 thousand). Net occupancy expense for the second quarter of 2011 increased $171 thousand, or 1.5%, compared to the first quarter of 2011. The increase was primarily related to increases in building maintenance expense (up $275 thousand) and utilities expense (up $109 thousand) as well as a decrease in parking garage income (down $153 thousand) partly offset by decreases in lease expense (down $176 thousand) and service contracts expense (down $125 thousand) and an increase in rental income (up $112 thousand).

Furniture and Equipment. Furniture and equipment expense for the three and six months ended June 30, 2011 increased $966 thousand, or 8.3%, and $1.8 million, or 7.6%, compared to the same periods in 2010. The increase during the three months ended June 30, 2011 was primarily related to increases in software maintenance (up $458 thousand), software amortization (up $406 thousand) and service contract expense (up $213 thousand) partly offset by a decrease in depreciation on furniture and fixtures (down $172 thousand). The increase during the six months ended June 30, 2011 was primarily related to increases in software maintenance (up $1.0 million) and software amortization (up $732 thousand) partly offset by a decrease in depreciation on furniture and fixtures (down $141 thousand). The increase in software amortization and maintenance was primarily related to new applications placed into service in 2010. Furniture and equipment expense for the second quarter of 2011 increased $347 thousand, or 2.8%, compared to the first quarter of 2011 primarily due to increases in service contract expense (up $289 thousand) and software amortization (up $172 thousand).

Deposit Insurance. Deposit insurance expense totaled $2.6 million and $7.4 million for the three and six months ended June 30, 2011 compared to $5.4 million and $10.9 million for the three and six months ended June 30, 2010. The decreases in deposit insurance expense in 2011 were primarily related to a change in the deposit insurance assessment base and a change in the method by which the assessment rate is determined for large financial institutions. Details of these changes are further discussed below. The decreases were also partly related to the Corporation opting out of the Transaction Account Guarantee component of the Temporary Liquidity Guarantee Program (“TLGP”) effective July 1, 2010. Deposit insurance expense decreased $2.2 million in the second quarter of 2011 compared to the first quarter of 2011. The decrease was primarily related to the aforementioned changes in the deposit insurance assessment base and the method by which the assessment rate is determined for large financial institutions.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. As of June 30, 2011, $37.0 million in pre-paid deposit insurance is included in accrued interest receivable and other assets in the accompanying consolidated balance sheet.

In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for non-interest-bearing transaction accounts. The separate coverage for non-interest-bearing transaction accounts became effective on December 31, 2010 and terminates on December 31, 2012.

On April 1, 2011, the deposit insurance assessment base changed from total domestic deposits to average total assets minus average tangible equity, pursuant to a rule issued by the FDIC as required by the Dodd-Frank Act. Additionally, the deposit insurance assessment system was revised to create a two scorecard system, one for most large institutions, including Frost Bank, that have more than $10 billion in assets and another for “highly complex” institutions that have over $50 billion in assets and are fully owned by a parent with over $500 billion in assets. Each scorecard has a performance score and a loss-severity score that is combined to produce a total score, which is then translated into an initial assessment rate. In calculating these scores, the FDIC utilizes CAMELS ratings, certain financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The use of risk categories and long-term debt issuer ratings was eliminated. The FDIC has the ability to make discretionary adjustments to the total score, up or down, by a maximum of 15 points, based upon significant risk factors that are not adequately captured in the scorecard. The total score is constrained to be between 30 and 90 and translates to an initial base assessment rate on a non-linear, sharply-increasing scale.

For large institutions, including Frost Bank, the initial base assessment rate ranges from 5 to 35 basis points on an annualized basis (basis points representing cents per $100). After the effect of potential base-rate adjustments, the total base assessment rate could range from 2.5 to 45 basis points on an annualized basis. The potential adjustments to an institution’s initial base assessment rate include (i) a potential decrease of up to 5 basis points for certain long-term unsecured debt (“unsecured debt adjustment”) and (ii) (except for well-capitalized institutions with a CAMELS rating of 1 or 2) a potential increase of up to 10 basis points for brokered deposits in excess of 10% of domestic deposits (“brokered deposit adjustment”). As the deposit insurance fund (“DIF”) reserve ratio grows, the rate schedule will be adjusted downward. Additionally, the rule includes a new adjustment for depository institution debt whereby an institution will pay an additional premium equal to 50 basis points on every dollar (above 3% of an institution’s Tier 1 capital) of long-term, unsecured debt held that was issued by another insured depository institution (excluding debt guaranteed under the TLGP).

Intangible Amortization. Intangible amortization is primarily related to core deposit intangibles and, to a lesser extent, intangibles related to customer relationships and non-compete agreements. Intangible amortization for the three and six months ended June 30, 2011 decreased $192 thousand, or 14.8% and $405 thousand, or 15.4% compared to the same periods in 2010. The decreases in amortization expense are primarily the result of the completion of amortization of certain intangible assets and a reduction in the annual amortization rate of certain intangible assets as the Corporation uses an accelerated amortization approach which results in higher amortization rates during the earlier years of the useful lives of intangible assets. Intangible amortization expense during the second quarter of 2011 decreased $13 thousand, or 1.2%, compared to the first quarter of 2011. The decrease in intangible amortization during the second quarter 2011 was limited by the amortization of additional intangible assets acquired in the acquisition of Clark Benefit Group, an independent San Antonio based insurance agency. See Note 4 - Goodwill and Other Intangible Assets the accompanying notes to consolidated financial statements included elsewhere in this report.

Other Non-Interest Expense. Other non-interest expense for the three and six months ended June 30, 2011 increased $691 thousand, or 2.1%, and $2.8 million, or 4.4%, compared to the same periods in 2010. Components of other non-interest expense with significant increases during the three months ended June 30, 2011 included advertising/promotions expense (up $2.1 million), web-site maintenance expense (up $617 thousand), professional services expense (up $378 thousand), travel expense (up $325 thousand) and sub-advisor investment management fees related to Frost Investment Advisors, LLC, (up $322 thousand). The increase in advertising/promotions expense is primarily related to a new, expanded marketing campaign that began during the first quarter of 2011. The Corporation expects advertising/promotions expense throughout 2011 to be significantly higher than in 2010 as a result of this campaign. The increases in the aforementioned items were partly offset by decreases in sundry losses from various miscellaneous items (down $2.0 million), amortization of net deferred costs related to loan commitments (down $590 thousand), losses on the sale/write-down of foreclosed assets (down $556 thousand) and property taxes on foreclosed assets (down $554 thousand). Sundry expense from miscellaneous items during the second quarter of 2010 included several one-time charges for various write-offs, losses and refunds, which contributed to a higher level of expense in 2010.

Components of other non-interest expense with significant increases during the six months ended June 30, 2011 included advertising/promotions expense (up $2.9 million), losses on the sale/write-down of assets (up $1.2 million), web-site maintenance expense (up $1.0 million), sub-advisor investment management fees related to Frost Investment Advisors, LLC, (up $585 thousand), Visa check card expense (up $577 thousand) and travel expense (up $460 thousand). As mentioned above, the increase in advertising/promotions expense is primarily related to a new, expanded marketing campaign that began during the first quarter of 2011. The increase in losses on the sale/write-down of assets was primarily related to a $900 thousand write-down of a branch facility that is in the process of being sold. The increases in the aforementioned items were partly offset by decreases in losses on the sale/write-down of foreclosed assets (down $1.8 million), sundry losses from various miscellaneous items (down $1.4 million), amortization of net deferred costs related to loan commitments (down $706 thousand), property taxes on foreclosed assets (down $624 thousand) and Federal Reserve service charges (down $558 thousand).

Total other non-interest expense for the second quarter of 2011 increased $1.3 million, or 4.0%, compared to the first quarter of 2011. Significant components of the increase included increases in advertising/promotions expense (up $1.6 million), travel expense (up $525 thousand), professional services expense (up $514 thousand) and web-site maintenance expense (up $332 thousand). These increases were partly offset by decreases in amortization of net deferred costs related to loan commitments (down $732 thousand), sundry losses from various miscellaneous items (down $853 thousand) and losses on the sale/write-down of assets (down $631 thousand).

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

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2011	2011	2010	2011	2010
Banking	$55,438	$51,853	$53,089	$107,291	$101,852
Financial Management Group	2,933	1,670	2,254	4,603	3,557
Non-Banks	(2,685)	(1,595)	(2,443)	(4,280)	(4,691)

Consolidated net income	$55,686	$51,928	$52,900	$107,614	$100,718

Banking

Net income for the three and six months ended June 30, 2011 increased $2.3 million, or 4.4%, and $5.4 million, or 5.3%, compared to the same periods in 2010. The increase during the three months ended June 30, 2011 was primarily the result of a $2.6 million increase in net interest income and a $2.4 million decrease in income tax expense partly offset by a $1.2 million decrease in non-interest income, a $1.0 million increase in non-interest expense and a $335 thousand increase in the provision for loan losses. The increase during the six months ended June 30, 2011 was primarily the result of a $6.6 million increase in net interest income, a $3.8 million decrease in the provision for loan losses and a $2.9 million decrease in income tax expense partly offset by a $5.4 million increase in non-interest expense and a $2.5 million decrease in non-interest income.

Net interest income for the three and six months ended June 30, 2011 increased $2.6 million, or 1.8%, and $6.6 million, or 2.3%, compared to the same periods in 2010. The increases primarily resulted from increases in the average volume of interest-earning assets partly offset by decreases in the net interest margin. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.

The provision for loan losses for the three and six months ended June 30, 2011 totaled $9.0 million and $18.4 million compared to $8.7 million and $22.2 million for the same periods in 2010. See the analysis of the provision for loan losses included in the section captioned “Allowance for Loan Losses” included elsewhere in this discussion.

Non-interest income for the three and six months ended June 30, 2011 decreased $1.2 million, or 2.6%, and $2.5 million, or 2.5%, compared to the same periods in 2010. The decrease during the three months ended June 30, 2011 was primarily due to decreases in service charges on deposit accounts and other non-interest income partly offset by an increase in insurance commissions and fees. The decrease during the six months ended June 30, 2011 was primarily due to decreases in service charges on deposit accounts, other non-interest income and insurance commissions and fees partly offset by an increase in other charges, commissions and fees. See the analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for the three months and six ended June 30, 2011 increased $1.0 million, or 0.9%, and increased $5.4 million, or 2.4%, compared to the same periods in 2010. The increases were primarily related to increases in salaries and wages, furniture and equipment expense, employee benefits, other non-interest expense and net occupancy partly offset by decreases in deposit insurance expense and intangible amortization. The increases in salaries and wages were primarily related to normal annual merit increases and an increases in incentive compensation and stock-based compensation. The increase in furniture and equipment expense was due to increases in software maintenance and software amortization. The increases in employee benefits expense were primarily related to increases in expenses related to the Corporation’s 401(k) and profit sharing plans and an increase in payroll taxes. The increases in other non-interest expense were partly related to increases in advertising/promotions expense, among other things. The decrease in deposit insurance was primarily related to a change in the deposit insurance assessment base and a change in the method by which the assessment rate is determined for large financial institutions. The decrease was also partly related to the Corporation opting out of the Transaction Account Guarantee component of the Temporary Liquidity Guarantee Program effective July 1, 2010. See the analysis of these items included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $7.9 million and $18.5 million during the three and six months ended June 30, 2011 and $7.5 million and $18.8 million during the three and six months ended June 30, 2010. Insurance commission revenues increased $396 thousand, or 5.3%, during the three months ended June 30, 2011 and decreased $248 thousand, or 1.3%, during the six months ended June 30, 2011, compared to the same periods in 2010. See the analysis of insurance commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Financial Management Group (FMG)

Net income for the three and six months ended June 30, 2011 increased $679 thousand, or 30.1%, and $1.0 million, or 29.2%, compared to the same periods in 2010. The increase during the three months ended June 30, 2011 was primarily due to a $2.3 million increase non-interest income partly offset by a $1.0 million increase in non-interest expense, a $365 thousand increase in income tax expense and a $206 thousand decrease in net interest income. The increase during the six months ended June 30, 2011 was primarily due to a $4.3 million increase non-interest income partly offset by a $2.5 million increase in non-interest expense, a $566 thousand increase in income tax expense and a $180 thousand decrease in net interest income.

Net interest income for the three and six months ended June 30, 2011 decreased $206 thousand, or 12.5%, and $180 thousand, or 6.0%, compared to the same periods in 2010. The decrease in net interest income was due to a decrease in the funds transfer price received for funds provided to the Corporation.

Non-interest income for the three and six months ended June 30, 2011 increased $2.3 million, or 10.5%, and $4.3 million, or 10.0%, compared to the same periods in 2010. The increase during the three months ended June 30, 2011 was primarily due to increases in trust fees (up $2.0 million) and other charges, commissions and fees (up $434 thousand) partly offset by a decrease in other non-interest income (down $138 thousand). The increase during the six months ended June 30, 2011 was primarily due to increases in trust fees (up $3.3 million) and other charges, commissions and fees (up $1.2 million) partly offset by a decrease in other non-interest income (down $211 thousand).

Trust fee income is the most significant income component for FMG. Investment fees are the most significant component of trust fees, making up approximately 74% and 73% of total trust fees for the first six months of 2011 and 2010, respectively. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. The increase in trust fee income during the three months ended June 30, 2011 compared to the same period in 2010 was primarily the result of an increase in investment fees. The increase in trust fee income during the six months ended June 30, 2011 compared to the same period in 2010 was primarily the result of an increase in investment fees and securities lending income. See the analysis of trust fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

The increases in other charges, commissions and fees during the three and six months ended June 30, 2011 compared to the same periods in 2010 were primarily due to increases in mutual fund management fees and income related to the sale of annuities.

Non-interest expense for the three and six months ended June 30, 2011 increased $1.0 million, or 5.2%, and $2.5 million, or 6.2%, compared to the same periods in 2010. The increases were primarily due to increases in salaries and wages (up $737 thousand during the three months ended June 30, 2011 and $766 thousand during the six months ended June 30, 2011), and other non-interest expense (up $303 thousand during the three months ended June 30, 2011 and $1.8 million during the six months ended June 30, 2011). The increase in salaries and wages was primarily related to normal annual merit and market increases and, to a lesser extent, increases in stock-based compensation. The increases in other non-interest expense were partly related to increases in sub-advisor investment management fees related to Frost Investment Advisors, LLC, and increases in various overhead cost allocations, among other things, partly offset by decreases in sundry losses from various miscellaneous items.

Non-Banks

The net loss for the Non-Banks operating segment increased $242 thousand and decreased $411 thousand for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. The increase during the three months ended June 30, 2011 was primarily due to a $169 thousand decrease in non-interest income, an $82 thousand increase in non-interest expense and an $82 thousand increase in income tax expense partly offset by a $91 thousand decrease in net interest expense. The decrease during the six months ended June 30, 2011 was primarily due to a $252 thousand decrease in non-interest expense and a $193 thousand decrease in net interest expense.

Income Taxes

The Corporation recognized income tax expense of $13.7 million and $26.3 million, for an effective tax rate of 19.7% and 19.6% for the three and six months ended June 30, 2011 compared to $15.6 million and $28.6 million, for an effective tax rate of 22.8% and 22.1% for the three and six months ended June 30, 2010. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies. The decrease in the effective tax rate during 2011 was primarily the result of an increase in holdings of tax-exempt municipal securities.

Average Balance Sheet

Average assets totaled $17.9 billion for the six months ended June 30, 2011 representing an increase of $1.2 billion, or 7.3%, compared to average assets for the same period in 2010. The increase was primarily reflected in earning assets, which increased $1.2 billion, or 8.1%, during the first six months of 2011 compared to the same period in 2010. The increase in earning assets was primarily due to a $890.8 million increase in average securities and a $436.7 million increase in average interest-bearing deposits and federal funds sold and resale agreements partly offset by a $125.1 million decrease in average loans. The growth in average interest-earning assets was primarily funded by an increase in deposits. Total deposits averaged $14.7 billion for the first six months of 2011, increasing $1.0 billion, or 7.3%, compared to the same period in 2010. Average interest-bearing accounts totaled 63.5% and 64.9% of average total deposits during the first six months of 2011 and 2010, respectively.

Loans

Loans were as follows as of the dates indicated:

	June 30,	Percent	March 31,	December 31,	June 30,
	2011	of Total	2011	2010	2010

Commercial and industrial:
Commercial	$3,510,738	43.5%	$3,393,769	$3,479,349	$3,368,349
Leases	184,991	2.3	194,692	186,443	193,107
Asset-based	146,421	1.8	134,783	122,866	128,616

Total commercial and industrial	3,842,150	47.6	3,723,244	3,788,658	3,690,072

Commercial real estate:
Commercial mortgages	2,403,350	29.8	2,410,760	2,374,542	2,377,162
Construction	533,132	6.6	574,637	593,273	585,668
Land:	220,617	2.7	227,297	234,952	231,768

Total commercial real estate	3,157,099	39.1	3,212,694	3,202,767	3,194,598
Consumer real estate:
Home equity loans	276,869	3.4	274,952	275,806	274,129
Home equity lines of credit	189,356	2.4	187,573	186,465	175,753
1-4 family residential mortgages	49,849	0.6	53,587	57,877	63,220
Construction	17,952	0.2	23,504	23,565	28,175
Other	239,043	3.0	244,752	254,551	270,677

Total consumer real estate	773,069	9.6	784,368	798,264	811,954
Total real estate	3,930,168	48.7	3,997,062	4,001,031	4,006,552
Consumer and other:
Consumer installment	298,327	3.7	307,812	319,384	340,719
Other	15,978	0.2	17,310	28,234	50,411

Total consumer and other	314,305	3.9	325,122	347,618	391,130
Unearned discounts	(18,411)	(0.2)	(20,348)	(20,287)	(22,075)

Total loans	$8,068,212	100.0%	$8,025,080	$8,117,020	$8,065,679

Loans decreased $48.8 million, or 0.6%, compared to December 31, 2010. The majority of the Corporation’s loan portfolio is comprised of commercial and industrial loans and real estate loans. Commercial and industrial loans made up 47.6% and 46.7% of total loans at June 30, 2011 and December 31, 2010, respectively while real estate loans made up 48.7% and 49.3% of total loans, respectively, at those dates. Real estate loans include both commercial and consumer balances.

Commercial and industrial loans increased $53.5 million, or 1.4%, during the first six months of 2011. The Corporation’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Corporation’s loan policy guidelines. The commercial and industrial loan portfolio also includes the commercial lease and asset-based lending portfolios as well as purchased shared national credits (“SNC”s) which are discussed in more detail below.

Purchased shared national credits are participations purchased from upstream financial organizations and tend to be larger in size than the Corporation’s originated portfolio. The Corporation’s purchased SNC portfolio totaled $483.6 million at June 30, 2011, increasing $23.6 million, or 5.1%, from $460.0 million at December 31, 2010. At June 30, 2011, 66.1% of outstanding purchased SNCs was related to the energy industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the commercial and industrial portfolio, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of the Corporation’s customers. As a matter of policy, the Corporation generally only participates in SNCs for companies headquartered in or which have significant operations within the Corporation’s market areas. In addition, the Corporation must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.

Real estate loans decreased $70.9 million, or 1.8%, during the first six months of 2011. Real estate loans include both commercial and consumer balances. Commercial real estate loans totaled $3.2 billion at June 30, 2011 and represented 80.3% of total real estate loans. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. The Corporation’s primary focus for its commercial real estate portfolio has been growth in loans secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan.

The consumer loan portfolio, including all consumer real estate, decreased $46.3 million, or 4.1%, from December 31, 2010. As the following table illustrates, the consumer loan portfolio has two distinct segments, including consumer real estate and consumer installment.

	June 30, 2011	March 31, 2011	December 31, 2010	June 30, 2010
Consumer real estate:
Home equity loans	$276,869	$274,952	$275,806	$274,129
Home equity lines of credit	189,356	187,573	186,465	175,753
1-4 family residential mortgages	49,849	53,587	57,877	63,220
Construction	17,952	23,504	23,565	28,175
Other	239,043	244,752	254,551	270,677

Total consumer real estate	773,069	784,368	798,264	811,954
Consumer installment	298,327	307,812	319,384	340,719

Total consumer loans	$1,071,396	$1,092,180	$1,117,648	$1,152,673

Consumer real estate loans, decreased $25.2 million, or 3.2%, from December 31, 2010. Combined, home equity loans and lines of credit made up 60.3% and 57.9% of the consumer real estate loan total at June 30, 2011 and December 31, 2010, respectively. The Corporation offers home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans. In general, the Corporation no longer originates 1-4 family mortgage loans, however, from time to time, the Corporation may invest in such loans to meet the needs of its customers.

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

	June 30, 2011	March 31, 2011	December 31, 2010	June 30, 2010
Non-accrual loans:
Commercial and industrial	$73,686	$58,681	$60,408	$59,502
Commercial real estate	52,729	60,808	73,512	71,398
Consumer real estate	3,683	3,741	2,758	3,005
Consumer and other	430	581	462	619

Total non-accrual loans	130,528	123,811	137,140	134,524
Foreclosed assets:
Real estate	30,822	30,442	27,339	24,288
Other	—	450	471	456

Total foreclosed assets	30,822	30,892	27,810	24,744

Total non-performing assets	$161,350	$154,703	$164,950	$159,268

Ratio of non-performing assets to:
Total loans and foreclosed assets	1.99%	1.92%	2.03%	1.97%
Total assets	0.87	0.86	0.94	0.93

Accruing past due loans:
30 to 89 days past due	$45,217	$64,600	$55,045	$66,732
90 or more days past due	12,992	24,499	26,922	33,246

Total accruing past due loans	$58,209	$89,099	$81,967	$99,978

Ratio of accruing past due loans to total loans:
30 to 89 days past due	0.56%	0.80%	0.68%	0.83%
90 or more days past due	0.16	0.31	0.33	0.41

Total accruing past due loans	0.72%	1.11%	1.01%	1.24%

Non-performing assets include non-accrual loans and foreclosed assets. Non-performing assets at June 30, 2011 decreased $3.6 million from December 31, 2010. In general, the level of non-performing assets during the comparable periods is reflective of weaker economic conditions which began in the latter part of 2008, although the Corporation has experienced decreases in the levels of classified assets in recent quarters. Non-accrual commercial loans included four credit relationships in excess of $5 million totaling $38.5 million at June 30, 2011, including one relationship totaling $15.8 million placed on non-accrual status during the second quarter of 2011, and three credit relationships in excess of $5 million totaling $25.8 million at December 31, 2010. Non-accrual real estate loans primarily consist of land development, 1-4 family residential construction credit relationships and loans secured by office buildings and religious facilities. Generally, loans are placed on non-accrual status if principal or interest payments become 90 days past due and/or management deems the collectability of the principal and/or interest to be in question, as well as when required by regulatory requirements. Once interest accruals are discontinued, accrued but uncollected interest is charged to current year operations. Subsequent receipts on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured.

Foreclosed assets represent property acquired as the result of borrower defaults on loans. Foreclosed assets are recorded at estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for loan losses. Subsequent to foreclosure, the fair value of property held is monitored/evaluated by a third-party service and reviewed with management on a quarterly basis. Write-downs are provided for subsequent declines in value and are included in other non-interest expense along with other expenses related to maintaining the properties. During 2011 and 2010, foreclosed assets, particularly among certain classes of property (primarily land), experienced significant deterioration in fair values as a result of the prevailing weaker economic conditions. Write-downs of foreclosed assets totaled $803 thousand and $1.1 million, during the six months ended June 30, 2011 and 2010, respectively. During the six months ended June 30, 2011, the Corporation recognized write-downs on 13 different properties/relationships with the average write-down totaling $62 thousand and the largest individual write-down totaling $215 thousand. The weighted-average percentage write-down was 26.2%. The weighted-average number of days these properties were held as foreclosed assets prior to write-down was 221 days. During the six months ended June 30, 2010, the Corporation recognized write-downs on 26 different properties/relationships with the average write-down totaling $41 thousand and the largest individual write-down totaling $220 thousand. The weighted-average percentage write-down was 34.6%. The weighted-average number of days these properties were held as foreclosed assets prior to write-down was 451 days. There were no significant concentrations of any properties, to which the aforementioned write-downs relate, in any single geographic region.

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At June 30, 2011 and December 31, 2010, the Corporation had $39.8 million and $33.8 million in loans of this type which are not included in either of the non-accrual or 90 days past due loan categories. At June 30, 2011, potential problem loans consisted of five credit relationships. Of the total outstanding balance at June 30, 2011, 67.9% related to a customer in the business of road construction, 15.7% related to two customers in manufacturing and 13.0% related to a customer that operates a hotel. Weakness in these companies’ operating performance has caused the Corporation to heighten the attention given to these credits.

Allowance for Loan Losses

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Corporation’s allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Corporation’s process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, classified and criticized loans and net charge-offs or recoveries, among other factors. The provision for loan losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance for loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools. See Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report for further details regarding the Corporation’s methodology for estimating the appropriate level of the allowance for loan losses.

The table below provides, as of the dates indicated, an allocation of the allowance for loan losses by loan type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	June 30, 2011	December 31, 2010	June 30, 2010
Commercial and industrial	$56,566	$57,789	$65,293
Commercial real estate	20,901	28,534	31,229
Consumer real estate	3,683	3,223	2,467
Consumer and other	12,611	11,974	18,763
Unallocated	28,980	24,796	7,690

Total	$122,741	$126,316	$125,442

As of June 30, 2011, the reserve allocated to commercial and industrial loans decreased $1.2 million compared to December 31, 2010 and $8.7 million compared to June 30, 2010. The decreases were primarily related to decreases in the level of classified loans. Classified commercial and industrial loans (loans having a risk grade of 11, 12 or 13) totaled $194.2 million at June 30, 2011 compared to $198.3 million at December 31, 2010 and $238.6 million at June 30, 2010. The decreases were also due, in part, to a decrease in the historical loss allocation factor applied to non-classified commercial and industrial loans. The base historical loss allocation for each category of loans is the product of the volume of loans within each level of risk classification and the historical loss allocation factor for that particular level of risk classification, adjusted, as necessary to reflect the impact of current conditions. The base historical loss allocation is then adjusted upwards utilizing an environmental adjustment factor that is based upon a more qualitative analysis of risk. See Note 3 - Loans in the accompanying notes to consolidated financial statements for information regarding the various risks that may be considered in the determination of the environmental adjustment factor. Prior to the first quarter of 2011, the base historical loss allocation factors for non-classified loans determined based upon actual historical loss experience were adjusted upwards given the continued higher levels of charge-offs relative to historical average and the prevailing uncertain economic conditions. During the first quarter of 2011, the amounts of these upward adjustments were partly reduced in light of the decreasing trend in classified loans and an improvement in the outlook related to credit quality. The impact of these reductions was partly offset by the effect of an increase in the environmental adjustment factor. The environmental adjustment factor resulted in additional general valuation allowances for commercial and industrial loans totaling $5.7 million at June 30, 2011, $4.4 million at December 31, 2010 and $3.9 million at June 30, 2010. Specific allocations of the allowance for loan losses related to commercial and industrial loans totaled $17.0 million at June 30, 2011 compared to $9.1 million at December 31, 2010 and $16.7 million at June 30, 2010.

As of June 30, 2011, the reserve allocated to commercial real estate loans decreased $7.6 million compared to December 31, 2010 and $10.3 million compared to June 30, 2010. The decreases were primarily related to decreases in the level of classified loans. Classified commercial real estate loans totaled $172.1 million at June 30, 2011 compared to $213.6 million at December 31, 2010 and $225.0 million at June 30, 2010. The decrease was also due, in part, to a decrease in the historical loss allocation factor applied to non-classified commercial real estate loans, as discussed above with regards to commercial and industrial loans, offset by the effect of an increase in the environmental adjustment factor. The environmental adjustment factor resulted in additional general valuation allowances for commercial real estate loans totaling $3.8 million at June 30, 2011, $3.0 million at December 31, 2010 and $3.3 million at June 30, 2010. Specific allocations of the allowance for loan losses related to commercial real estate loans totaled $1.3 million at June 30, 2011 compared to $4.1 million at December 31, 2010 and $4.3 million at June 30, 2010.

The reserve allocated to consumer real estate loans did not significantly fluctuate at June 30, 2011 compared to December 31, 2010 and June 30, 2010, while the reserve allocated to consumer and other loans at June 30, 2011 increased $637 thousand compared to December 31, 2010 and decreased $6.2 million compared to June 30, 2010. The increase in the reserve allocated to consumer and other loans at June 30, 2011 compared to December 31, 2010 was primarily related to an increase in the historical loss allocation factor and an increase in the environmental adjustment factor, partly offset by the effect of a decrease in the volume of loans. The decrease in the reserve allocated to consumer and other loans at June 30, 2011 compared to June 30, 2010 was primarily related to a decrease in the volume of loans, partly offset by the effect of an increase in the historical loss allocation factor and an increase in the environmental adjustment factor.

The unallocated portion of the allowance for loan losses represents general valuation allowances that are not allocated to specific loan portfolio segments. See Note 3 - Loans in the accompanying notes to consolidated financial statements for information regarding the components of the unallocated portion of the allowance. The unallocated portion of the allowance for loan losses at June 30, 2011 increased $4.2 million compared to December 31, 2010 and increased $21.3 million compared to June 30, 2010. These fluctuations were primarily due to increases in the allocation for general macroeconomic risk which totaled $19.7 million at June 30, 2011 compared to $18.0 million at December 31, 2010 and $605 thousand at June 30, 2010. As of June 30, 2010, the allocation for general macroeconomic risk was at a reduced level in light of several factors including (i) a stabilization of the weighted-average portfolio risk grade trend, in part due to higher resolutions and more downgrades migrating from risk grade 10 rather than risk grade 9 or better, (ii) management’s belief that the level of classified loans had reached its peak and that there was less uncertainty about the Corporation’s loan portfolio, (iii) a decrease in the rate of quarterly charge-offs, (iv) decreased volatility in risk-grade movements coupled with the expectation of less volatility for the later part of 2010 and (v) favorable trends in certain components of the Texas Leading index, an economic indicator which management believes portends credit quality direction. By December 31, 2010, the allocation for general macroeconomic risk had increased $17.4 million from June 30, 2010 as management believed that the improving trends seen in certain components of the Texas Leading Index, as well as in the national economy as a whole, were primarily driven by government stimulus programs, the extension of tax cuts and the monetary policy of the Federal Reserve with regards to quantitative easing. Such measures were expected to act as a catalyst for long-term growth; however, while short-term improvements were seen, management believes that these measure did not lead to private-sector employment growth and increased consumer spending levels as they were expected. Accordingly, the $17.4 million increase in the allocation for general macroeconomic risk during the second half of 2010 and the further $1.7 million during the six months ended June 30, 2011 compared to December 31, 2010 were reflective of continued economic uncertainty resulting from weakness in certain business sectors (including contractors, builders, commercial real estate, manufacturing and healthcare), high unemployment and relatively low consumer spending activity. The Corporation primarily monitors communications and statistical data from the Federal Reserve and other agencies of the U.S. government in assessing the status of these factors.

Activity in the allowance for loan losses is presented in the following table.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2011	2011	2010	2011	2010
Balance at beginning of period	$124,321	$126,316	$125,369	$126,316	$125,309

Provision for loan losses	8,985	9,450	8,650	18,435	22,221

Charge-offs:
Commercial and industrial	(5,576)	(7,597)	(6,328)	(13,173)	(15,502)
Commercial real estate	(4,694)	(3,877)	(1,657)	(8,572)	(5,071)
Consumer real estate	(459)	(820)	(686)	(1,279)	(1,061)
Consumer and other	(2,397)	(2,302)	(2,750)	(4,699)	(5,593)

Total charge-offs	(13,126)	(14,596)	(11,421)	(27,723)	(27,227)

Recoveries:
Commercial and industrial	858	767	722	1,625	1,263
Commercial real estate	136	556	589	693	637
Consumer real estate	97	290	103	387	115
Consumer and other	1,470	1,538	1,430	3,008	3,124

Total recoveries	2,561	3,151	2,844	5,713	5,139

Net charge-offs	(10,565)	(11,445)	(8,577)	(22,010)	(22,088)

Balance at end of period	$122,741	$124,321	$125,442	$122,741	$125,442

Ratio of allowance for loan losses to:
Total loans	1.52%	1.55%	1.56%	1.52%	1.56%
Non-accrual loans	0.94	100.41	93.25	0.94	93.25

Ratio of annualized net charge-offs to average total loans	0.52	0.57	0.42	0.55	0.54

The provision for loan losses increased $335 thousand, or 3.9%, during the three months ended June 30, 2011 and decreased $3.8 million, or 17.0%, during the six months ended June 30, 2011 compared to the same periods in 2010. The provision for loan losses decreased $465 thousand, or 4.9%, during the second quarter of 2011 compared to the first quarter of 2011. The level of the provision for loan losses during 2011 is reflective of the decreasing trend in classified loans. Net charge-offs during the three months ended June 30, 2011 increased $2.0 million while net charge-offs during the six months ended June 30, 2011 did not significantly fluctuate, compared in each case, to the same periods in 2010. Net charge-offs for the second quarter of 2011 decreased $880 thousand compared to the first quarter of 2011. The ratio of the allowance for loan losses to total loans decreased 4 basis point from 1.56% at December 31, 2010 to 1.52% at June 30, 2011. Management believes the recorded amount of the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, the Corporation’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

Capital and Liquidity

Capital. Shareholders’ equity totaled $2.2 billion at June 30, 2011, $2.1 billion at December 31, 2010 and $2.0 billion at June 30, 2010. In addition to net income of $107.6 million, other changes in shareholders’ equity during the first six months of 2011 included $55.8 million of dividends paid, other comprehensive income, net of tax, of $48.3 million, $7.2 million in proceeds from stock option exercises and the related tax benefits of $278 thousand and $7.6 million related to stock-based compensation. Additionally, the Corporation issued $1.4 million in newly issued common stock directly to the Corporation’s 401(k) plan in connection with matching contributions.

The accumulated other comprehensive income/loss component of shareholders’ equity totaled a net, after-tax, unrealized gain of $202.6 million at June 30, 2011 compared to a net, after-tax, unrealized gain of $154.3 million at December 31, 2010. The increase was primarily due to a $59.1 million net after-tax increase in the net unrealized gain on securities available for sale partly offset by a $11.8 million net after-tax decrease in the accumulated net gain on effective cash flow hedges. Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to securities available for sale, effective cash flow hedges and defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. See Note 7 - Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.

The Corporation paid quarterly dividends of $0.45 and $0.46 per common share during the first and second quarters of 2011 and quarterly dividends of $0.43 and $0.45 per common share during the first and second quarters of 2010. This equates to a dividend payout ratio of 53.1% and 50.7% during the first and second quarters of 2011 and 54.2% and 51.6% during the first and second quarters of 2010.

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

Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 7 - Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At June 30, 2011, Cullen/Frost had liquid assets, including cash and resell agreements, totaling $172.2 million, which included $10.0 million in cash collateral on deposit with other financial institution counterparties to interest rate swap transactions.

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

The Corporation’s operating and strategic objectives include expansion, diversification within its markets, growth of its fee-based income, and growth internally and through acquisitions of financial institutions, branches and financial services businesses. The Corporation generally seeks merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services. The Corporation regularly evaluates merger and acquisition opportunities and conducts due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of the Corporation’s tangible book value and net income per common share may occur in connection with any future transaction.

Accounting Standards Updates

See Note 16 - Accounting Standards Updates in the accompanying notes to consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on the Corporation’s financial statements.

Consolidated Average Balance Sheets and Interest Income Analysis - Year-to-Date

(dollars in thousands - taxable-equivalent basis)

	June 30, 2011			June 30, 2010
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$2,105,068	$2,643	0.25%	$1,665,653	$1,844	0.22%
Federal funds sold and resell agreements	14,003	29	0.41	16,674	31	0.38
Securities:
Taxable	3,739,487	62,853	3.47	3,112,644	60,557	4.03
Tax-exempt	2,151,189	73,201	6.98	1,887,246	63,435	7.04

Total securities	5,890,676	136,054	4.76	4,999,890	123,992	5.16
Loans, net of unearned discounts	8,080,862	201,054	5.02	8,205,925	207,525	5.10

Total Earning Assets and Average Rate Earned	16,090,609	339,780	4.29	14,888,142	333,392	4.56
Cash and due from banks	630,339			507,609
Allowance for loan losses	(126,387)			(126,684)
Premises and equipment, net	315,394			322,802
Accrued interest and other assets	1,015,954			1,109,767

Total Assets	$17,925,909			$16,701,636

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$4,774,321			$4,334,131
Correspondent banks	326,675			308,966
Public funds	255,346			152,638

Total non-interest-bearing demand deposits	5,356,342			4,795,735
Interest-bearing deposits:
Private accounts
Savings and interest checking	2,469,108	1,253	0.10	2,226,773	1,621	0.15
Money market deposit accounts	5,243,358	7,547	0.29	4,889,125	9,208	0.38
Time accounts	1,150,449	2,702	0.47	1,293,637	4,613	0.72
Public funds	437,641	395	0.18	449,021	496	0.22

Total interest-bearing deposits	9,300,556	11,897	0.26	8,858,556	15,938	0.36

Total deposits	14,656,898			13,654,291
Federal funds purchased and repurchase agreements	546,276	214	0.08	472,509	174	0.07
Junior subordinated deferrable interest debentures	123,712	3,363	5.44	136,084	3,556	5.23
Subordinated notes payable and other notes	250,000	8,159	6.53	250,000	8,159	6.53
Federal Home Loan Bank advances	40	1	6.00	5,193	168	6.53

Total Interest-Bearing Funds and Average Rate Paid	10,220,584	23,634	0.46	9,722,342	27,995	0.58

Accrued interest and other liabilities	239,167			226,096

Total Liabilities	15,816,093			14,744,173
Shareholders’ Equity	2,109,816			1,957,463

Total Liabilities and Shareholders’ Equity	$17,925,909			$16,701,636

Net interest income		$316,146			$305,397

Net interest spread			3.83%			3.98%

Net interest income to total average earning assets			3.99%			4.18%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis-By-Quarter

(dollars in thousands - taxable-equivalent basis)

	June 30, 2011			March 31, 2011
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$2,339,671	$1,472	0.25%	$1,867,858	$1,171	0.25%
Federal funds sold and resell agreements	11,517	13	0.45	16,517	16	0.39
Securities:
Taxable	3,739,158	31,668	3.51	3,789,497	31,185	3.39
Tax-exempt	2,185,129	36,955	6.99	2,067,194	36,246	7.15

Total securities	5,924,287	68,623	4.79	5,856,691	67,431	4.73
Loans, net of unearned discounts	8,080,375	101,201	5.02	8,081,356	99,854	5.01

Total Earning Assets and Average Rate Earned	16,355,850	171,309	4.25	15,822,422	168,472	4.34
Cash and due from banks	608,521			652,399
Allowance for loan losses	(125,455)			(127,328)
Premises and equipment, net	314,758			316,036
Accrued interest and other assets	1,015,939			1,014,253

Total Assets	$18,169,613			$17,677,782

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$4,867,999			$4,679,602
Correspondent banks	317,236			336,218
Public funds	278,782			231,651

Total non-interest-bearing demand deposits	5,464,017			5,247,471
Interest-bearing deposits:
Private accounts
Savings and interest checking	2,500,098	668	0.11	2,437,774	585	0.10
Money market deposit accounts	5,325,824	3,794	0.29	5,159,976	3,753	0.29
Time accounts	1,136,221	1,293	0.46	1,164,835	1,409	0.49
Public funds	417,022	191	0.18	458,489	204	0.18

Total interest-bearing deposits	9,379,165	5,946	0.25	9,221,074	5,951	0.26

Total deposits	14,843,182			14,468,545
Federal funds purchased and repurchase agreements	570,552	83	0.06	521,731	131	0.10
Junior subordinated deferrable interest debentures	123,712	1,691	5.47	123,712	1,672	5.41
Subordinated notes payable and other notes	250,000	4,080	6.53	250,000	4,079	6.53
Federal Home Loan Bank advances	37	—	6.00	42	1	6.00

Total Interest-Bearing Funds and Average Rate Paid	10,323,466	11,800	0.46	10,116,559	11,834	0.47

Accrued interest and other liabilities	245,596			230,951

Total Liabilities	16,033,079			15,594,981
Shareholders’ Equity	2,136,534			2,082,801

Total Liabilities and Shareholders’ Equity	$18,169,613			$17,677,782

Net interest income		$159,509			$156,638

Net interest spread			3.79%			3.87%

Net interest income to total average earning assets			3.95%			4.03%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis-By-Quarter

(dollars in thousands - taxable-equivalent basis)

	December 31, 2010			September 30, 2010
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Assets:
Interest-bearing deposits	$2,425,664	$1,619	0.26%	$2,127,686	$1,438	0.27%
Federal funds sold and resell agreements	15,301	15	0.39	33,805	28	0.33
Securities:
Taxable	3,482,517	29,877	3.58	3,432,481	30,968	3.77
Tax-exempt	1,995,820	33,252	7.02	1,937,932	32,340	7.08

Total securities	5,478,337	63,129	4.83	5,370,413	63,308	4.95
Loans, net of unearned discounts	8,033,289	103,071	5.09	8,058,097	104,200	5.13

Total Earning Assets and Average Rate Earned	15,952,591	167,834	4.25	15,590,001	168,974	4.39
Cash and due from banks	617,588			562,861
Allowance for loan losses	(126,292)			(127,308)
Premises and equipment, net	316,772			317,833
Accrued interest and other assets	1,094,661			1,127,085

Total Assets	$17,855,320			$17,470,472

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$4,849,037			$4,660,006
Correspondent banks	331,129			293,283
Public funds	190,594			172,165

Total non-interest-bearing demand deposits	5,370,760			5,125,454
Interest-bearing deposits:
Private accounts
Savings and interest checking	2,385,777	658	0.11	2,270,935	787	0.14
Money market deposit accounts	5,270,276	4,158	0.31	5,269,509	4,426	0.33
Time accounts	1,189,282	1,667	0.56	1,229,182	1,904	0.61
Public funds	418,586	218	0.21	396,143	217	0.22

Total interest-bearing deposits	9,263,921	6,701	0.29	9,165,769	7,334	0.32

Total deposits	14,634,681			14,291,223
Federal funds purchased and repurchase agreements	438,832	147	0.13	449,284	116	0.10
Junior subordinated deferrable interest debentures	123,712	1,685	5.45	124,519	1,741	5.59
Subordinated notes payable and other notes	250,000	4,079	6.53	250,000	4,080	6.53
Federal Home Loan Bank advances	46	1	6.00	51	1	7.84

Total Interest-Bearing Funds and Average Rate Paid	10,076,511	12,613	0.50	9,989,623	13,272	0.53

Accrued interest and other liabilities	294,100			275,759

Total Liabilities	15,741,371			15,390,836
Shareholders’ Equity	2,113,949			2,079,636

Total Liabilities and Shareholders’ Equity	$17,855,320			$17,470,472

Net interest income		$155,221			$155,702

Net interest spread			3.75%			3.86%

Net interest income to total average earning assets			3.93%			4.04%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis-By-Quarter

(dollars in thousands - taxable-equivalent basis)

	June 30, 2010
	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$1,785,527	$989	0.22%
Federal funds sold and resell agreements	23,046	21	0.36
Securities:
Taxable	3,202,840	31,482	4.08
Tax-exempt	1,917,660	32,201	7.04

Total securities	5,120,500	63,683	5.18
Loans, net of unearned discounts	8,141,908	103,779	5.11

Total Earning Assets and Average Rate Earned	15,070,981	168,472	4.54
Cash and due from banks	500,930
Allowance for loan losses	(126,526)
Premises and equipment, net	321,652
Accrued interest and other assets	1,104,977

Total Assets	$16,872,014

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$4,445,554
Correspondent banks	304,782
Public funds	155,816

Total non-interest-bearing demand deposits	4,906,152
Interest-bearing deposits:
Private accounts
Savings and interest checking	2,253,942	811	0.14
Money market deposit accounts	4,956,757	4,303	0.35
Time accounts	1,278,948	2,030	0.64
Public funds	421,161	233	0.22

Total interest-bearing deposits	8,910,808	7,377	0.33

Total deposits	13,816,960
Federal funds purchased and repurchase agreements	450,234	116	0.10
Junior subordinated deferrable interest debentures	136,084	1,783	5.24
Subordinated notes payable and other notes	250,000	4,079	6.53
Federal Home Loan Bank advances	3,841	63	6.59

Total Interest-Bearing Funds and Average Rate Paid	9,750,967	13,418	0.55

Accrued interest and other liabilities	226,379

Total Liabilities	14,883,498
Shareholders’ Equity	1,988,516

Total Liabilities and Shareholders’ Equity	$16,872,014

Net interest income		$155,054

Net interest spread			3.99%

Net interest income to total average earning assets			4.18%

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

As of June 30, 2011, the model simulations projected that a 100 basis point increase in interest rates would not significantly impact net interest income and a 200 basis point increase in interest rates would result in negative variance in net interest income of 0.5%, relative to the base case over the next 12 months, while a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 0.7% relative to the base case over the next 12 months. The June 30, 2011 model simulations were impacted by the expectation that the Corporation will begin to pay interest on demand deposits in the third quarter of 2011, as further discussed below. As of June 30, 2010, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 1.9% and 4.1%, respectively, relative to the base case over the next 12 months, while a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 0.5% relative to the base case over the next 12 months. The likelihood of a decrease in interest rates beyond 25 basis points as of June 30, 2011 and 2010 was considered remote given prevailing interest rate levels.

The Corporation has experienced significant growth in deposits in 2011 compared to 2010. The deposit growth funded a significant increase in fixed-rate securities and short-term interest-bearing deposits. Though short-term interest-bearing deposits are generally immediately impacted by changes in interest rates, the increase in fixed-rate securities coupled with the expectation that the Corporation will, in the third quarter of 2011, begin paying interest on demand deposits that were previously non-interest-bearing as a result of recent legislation, as further discussed below, the model simulations indicate that the Corporation’s balance sheet will become slightly liability sensitive relative to the base case over the next 12 months.

As mentioned above, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. Although the ultimate impact of this legislation on the Corporation has not yet been determined, the Corporation expects that it will begin to incur interest costs associated with demand deposits. As a result, the Corporation’s balance sheet is currently expected to become slightly liability sensitive. Because the interest rate that will ultimately be paid on these demand deposits depends upon a variety of factors, some of which are beyond the Corporation’s control, the Corporation assumed an aggressive pricing structure for the purposes of the model simulations discussed above. Should the actual interest rate paid on demand deposits be less than the rate assumed in the model simulations, or should the interest rate paid for such deposits become an administered rate with less direct correlation to movements in general market interest rates, the Corporation’s balance sheet could be less liability sensitive, or more asset sensitive, than the model simulations currently indicate.

As of June 30, 2011, the effect of a 200 basis point increase and a 25 basis point decrease in interest rates on the Corporation’s derivative holdings would not result in a significant variance in the Corporation’s net interest income.

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

The following table provides information with respect to purchases made by or on behalf of the Corporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation’s common stock during the three months ended June 30, 2011.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
April 1, 2011 to April 30, 2011	—		$—	—	—
May 1, 2011 to May 31, 2011	—		—	—	—
June 1, 2011 to June 30, 2011	26,359	(1)	55.25	—	—

	26,359		$55.25	—

(1)	Represents repurchases made in connection with the vesting of certain share awards.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description

31. 1	Rule 13a-14(a) Certification of the Corporation’s Chief Executive Officer

31. 2	Rule 13a-14(a) Certification of the Corporation’s Chief Financial Officer

32. 1+	Section 1350 Certification of the Corporation’s Chief Executive Officer

32. 2+	Section 1350 Certification of the Corporation’s Chief Financial Officer

101 ++	Interactive Data File

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
++	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cullen/Frost Bankers, Inc.
(Registrant)

Date: July 27, 2011	By:	/s/ Phillip D. Green
Phillip D. Green
Group Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer, Principal Financial
Officer and Principal Accounting Officer)