Form 10-Q
period 2011-09-30
CULLEN FROST BANKERS INC
filed 2011-10-26
CIK 39263

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2011

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

As of October 20, 2011, there were 61,245,244 shares of the registrant’s Common Stock, $.01 par value, outstanding.

Cullen/Frost Bankers, Inc.

Quarterly Report on Form 10-Q

September 30, 2011

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Cullen/Frost Bankers, Inc.

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest income:
Loans, including fees	$99,737	$102,874	$298,036	$307,898
Securities:
Taxable	30,089	30,968	92,942	91,525
Tax-exempt	23,127	20,380	69,029	60,399
Interest-bearing deposits	1,811	1,438	4,454	3,282
Federal funds sold and resell agreements	15	28	44	59

Total interest income	154,779	155,688	464,505	463,163
Interest expense:
Deposits	5,306	7,334	17,203	23,272
Federal funds purchased and repurchase agreements	63	116	277	290
Junior subordinated deferrable interest debentures	1,710	1,741	5,073	5,297
Other long-term borrowings	2,339	4,081	10,499	12,408

Total interest expense	9,418	13,272	33,052	41,267
Net interest income	145,361	142,416	431,453	421,896
Provision for loan losses	9,010	10,100	27,445	32,321

Net interest income after provision for loan losses	136,351	132,316	404,008	389,575

Non-interest income:
Trust fees	18,405	17,029	55,601	51,029
Service charges on deposit accounts	24,306	24,980	71,293	74,714
Insurance commissions and fees	9,569	8,588	27,971	27,238
Other charges, commissions and fees	8,134	7,708	25,371	22,656
Net gain (loss) on securities transactions	6,409	—	6,414	6
Other	12,394	12,125	35,692	36,112

Total non-interest income	79,217	70,430	222,342	211,755
Non-interest expense:
Salaries and wages	61,697	59,743	185,902	178,845
Employee benefits	12,004	12,698	40,365	39,894
Net occupancy	12,080	12,197	35,555	34,969
Furniture and equipment	13,106	12,165	38,015	35,316
Deposit insurance	2,583	4,661	9,941	15,533
Intangible amortization	1,108	1,276	3,335	3,908
Other	34,829	29,812	101,152	93,335

Total non-interest expense	137,407	132,552	414,265	401,800

Income before income taxes	78,161	70,194	212,085	199,530
Income taxes	23,654	15,199	49,964	43,817

Net income	$54,507	$54,995	$162,121	$155,713

Earnings per common share:
Basic	$0.89	$0.90	$2.64	$2.57
Diluted	0.89	0.90	2.64	2.57

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	September 30,	December 31,	September 30,
	2011	2010	2010
Assets:
Cash and due from banks	$571,332	$587,847	$580,005
Interest-bearing deposits	3,885,202	2,171,828	2,264,241
Federal funds sold and resell agreements	30,827	61,302	8,638

Total cash and cash equivalents	4,487,361	2,820,977	2,852,884
Securities held to maturity, at amortized cost	366,267	283,629	256,724
Securities available for sale, at estimated fair value	5,339,812	5,157,470	5,255,006
Trading account securities	15,823	15,101	14,934
Loans, net of unearned discounts	8,089,577	8,117,020	8,052,948
Less: Allowance for loan losses	(115,433)	(126,316)	(126,157)

Net loans	7,974,144	7,990,704	7,926,791
Premises and equipment, net	321,517	316,909	315,259
Goodwill	528,072	527,684	527,684
Other intangible assets, net	11,656	14,335	15,552
Cash surrender value of life insurance policies	132,899	129,922	128,758
Accrued interest receivable and other assets	312,091	360,361	444,534

Total assets	$19,489,642	$17,617,092	$17,738,126

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$6,541,239	$5,360,436	$5,294,993
Interest-bearing deposits	9,522,634	9,118,906	9,235,094

Total deposits	16,063,873	14,479,342	14,530,087
Federal funds purchased and repurchase agreements	658,246	475,673	430,737
Junior subordinated deferrable interest debentures	123,712	123,712	123,712
Other long-term borrowings	100,031	250,045	250,049
Accrued interest payable and other liabilities	296,904	226,640	287,404

Total liabilities	17,242,766	15,555,412	15,621,989
Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; none issued	—	—	—
Junior participating preferred stock, par value $0.01 per share; 250,000 shares authorized; none issued	—	—	—
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 61,271,603 shares issued at September 30, 2011, 61,108,184 shares issued at December 31, 2010 and 60,836,307 shares issued at September 30, 2010	613	611	608
Additional paid-in capital	676,079	657,335	640,398
Retained earnings	1,327,587	1,249,484	1,223,891
Accumulated other comprehensive income, net of tax	244,053	154,250	251,240
Treasury stock, 26,359 shares at September 30, 2011, at cost	(1,456)	—	—

Total shareholders’ equity	2,246,876	2,061,680	2,116,137

Total liabilities and shareholders’ equity	$19,489,642	$17,617,092	$17,738,126

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except per share amounts)

	Nine Months Ended
	September 30,
	2011	2010
Total shareholders’ equity at beginning of period	$2,061,680	$1,894,424

Comprehensive income:
Net income	162,121	155,713
Other comprehensive income	89,803	97,035

Total comprehensive income	251,924	252,748
Stock option exercises/deferred stock unit conversions (144,203 shares in 2011 and 611,253 shares in 2010)	7,239	28,530
Stock compensation expense recognized in earnings	10,016	10,480
Tax benefits related to stock compensation	304	464
Purchase of treasury stock (29,823 shares in 2011 and 3,406 shares in 2010)	(1,657)	(193)
Treasury stock issued/sold to the 401(k) stock purchase plan (40,019 shares in 2010)	—	2,069
Common stock issued/sold to the 401(k) stock purchase plan (22,680 shares in 2011 and 150,165 shares in 2010)	1,360	8,183
Cash dividends ($1.37 per share in 2011 and $1.33 per share in 2010)	(83,990)	(80,568)

Total shareholders’ equity at end of period	$2,246,876	$2,116,137

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2011	2010
Operating Activities:
Net income	$162,121	$155,713
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	27,445	32,321
Deferred tax expense (benefit)	(137)	(878)
Accretion of loan discounts	(9,865)	(7,889)
Securities premium amortization (discount accretion), net	7,590	5,974
Net gain on securities transactions	(6,414)	(6)
Depreciation and amortization	28,082	27,929
Net (gain) loss on sale of loans held for sale and other assets	4,240	4,495
Stock-based compensation	10,016	10,480
Net tax benefit (deficiency) from stock-based compensation	(89)	(149)
Excess tax benefits from stock-based compensation	(393)	(613)
Earnings on life insurance policies	(2,977)	(3,353)
Net change in:
Trading account securities	(722)	1,192
Student loans held for sale	—	24,029
Accrued interest receivable and other assets	41,588	(2,464)
Accrued interest payable and other liabilities	(1,145)	35,925

Net cash from operating activities	259,340	282,706

Investing Activities:
Securities held to maturity:
Purchases	(83,184)	(250,981)
Maturities, calls and principal repayments	464	541
Securities available for sale:
Purchases	(6,195,375)	(11,004,691)
Sales	5,587,391	9,997,994
Maturities, calls and principal repayments	587,650	743,257
Net change in loans	(17,748)	255,555
Net cash paid in acquisitions	(1,044)	—
Proceeds from sales of premises and equipment	1,256	905
Purchases of premises and equipment	(23,266)	(9,366)
Proceeds from sales of repossessed properties	11,825	17,896

Net cash from investing activities	(132,031)	(248,890)

Financing Activities:
Net change in deposits	1,584,531	1,216,777
Net change in short-term borrowings	182,573	(51,311)
Principal payments on long-term borrowings	(150,014)	(18,885)
Proceeds from stock option exercises	7,239	28,530
Excess tax benefits from stock-based compensation	393	613
Purchase of treasury stock	(1,657)	(193)
Common stock/treasury stock sold to the 401(k) stock purchase plan	—	2,626
Cash dividends paid	(83,990)	(80,568)

Net cash from financing activities	1,539,075	1,097,589

Net change in cash and cash equivalents	1,666,384	1,131,405
Cash and equivalents at beginning of period	2,820,977	1,721,479

Cash and equivalents at end of period	$4,487,361	$2,852,884

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

Cash Flow Reporting. Additional cash flow information was as follows:

	Nine Months Ended September 30,
	2011	2010
Cash paid for interest	$39,809	$47,976
Cash paid for income tax	35,612	47,351

Significant non-cash transactions:
Loans foreclosed and transferred to other real estate owned and foreclosed assets	16,803	12,707
Loans to facilitate the sale of other real estate owned	75	869
Common stock/treasury stock issued to the Corporation’s 401(k) stock purchase plan	1,360	7,626

Reclassifications. Certain items in prior financial statements have been reclassified to conform to the current presentation.

Note 2 - Securities

A summary of the amortized cost and estimated fair value of securities, excluding trading securities, is presented below.

	September 30, 2011				December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity
U. S. Treasury	$247,701	$31,049	$—	$278,750	$247,421	$13,517	$—	$260,938
Residential mortgage-backed securities	12,081	157	6	12,232	4,405	136	—	4,541
States and political subdivisions	105,485	5,738	—	111,223	30,803	—	1,054	29,749
Other	1,000	—	—	1,000	1,000	—	—	1,000

Total	$366,267	$36,944	$6	$403,205	$283,629	$13,653	$1,054	$296,228

Available for Sale:
U. S. Treasury	$773,362	$26,553	$—	$799,915	$973,033	$13,998	$—	$987,031
Residential mortgage-backed securities	2,244,650	149,689	1	2,394,338	1,989,299	103,018	987	2,091,330
States and political subdivisions	1,972,996	134,610	39	2,107,567	2,008,618	53,358	21,676	2,040,300
Other	37,992	—	—	37,992	38,809	—	—	38,809

Total	$5,029,000	$310,852	$40	$5,339,812	$5,009,759	$170,374	$22,663	$5,157,470

All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the above table. The carrying value of securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $2.2 billion and $2.3 billion at September 30, 2011 and December 31, 2010.

As of September 30, 2011, securities, with unrealized losses segregated by length of impairment, were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Held to Maturity
Residential mortgage-backed securities	$6,752	$6	$—	$—	$6,752	$6

Total	$6,752	$6	$—	$—	$6,752	$6

Available for Sale
Residential mortgage-backed securities	$246	$1	$—	$—	$246	$1
States and political subdivisions	3,296	31	686	8	3,982	39

Total	$3,542	$32	$686	$8	$4,228	$40

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

Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time the Corporation will receive full value for the securities. Furthermore, as of September 30, 2011, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Corporation will not have to sell any such securities before a recovery of cost. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2011, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Corporation’s consolidated income statement.

The amortized cost and estimated fair value of securities, excluding trading securities, at September 30, 2011 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities and equity securities are shown separately since they are not due at a single maturity date.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—	$32,816	$33,229
Due after one year through five years	1,000	1,000	831,398	861,967
Due after five years through ten years	251,039	282,332	174,398	187,265
Due after ten years	102,147	107,641	1,707,746	1,825,021
Residential mortgage-backed securities	12,081	12,232	2,244,650	2,394,338
Equity securities	—	—	37,992	37,992

Total	$366,267	$403,205	$5,029,000	$5,339,812

Sales of securities available for sale were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Proceeds from sales	$39,005	$—	$5,587,391	$9,997,994
Gross realized gains	6,409	—	6,418	8
Gross realized losses	—	—	4	2

Trading account securities, at estimated fair value, were as follows:

	September 30,	December 31,
	2011	2010
U.S. Treasury	$14,035	$14,986
States and political subdivisions	1,788	115

Total	$15,823	$15,101

Net gains and losses on trading account securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net gain on sales transactions	$303	$509	$772	$1,389
Net mark-to-market gains	4	20	11	143

Net gain on trading account securities	$307	$529	$783	$1,532

Note 3 - Loans

Loans were as follows:

	September 30,	Percentage	December 31,	Percentage	September 30,	Percentage
	2011	of Total	2010	of Total	2010	of Total
Commercial and industrial:
Commercial	$3,571,807	44.2%	$3,479,349	42.9%	$3,415,306	42.4%
Leases	184,614	2.3	186,443	2.3	189,810	2.4
Asset-based	175,120	2.1	122,866	1.5	123,658	1.5

Total commercial and industrial	3,931,541	48.6	3,788,658	46.7	3,728,774	46.3
Commercial real estate:
Commercial mortgages	2,370,871	29.3	2,374,542	29.3	2,359,169	29.3
Construction	508,182	6.3	593,273	7.3	586,073	7.3
Land	214,436	2.6	234,952	2.9	238,060	3.0

Total commercial real estate	3,093,489	38.2	3,202,767	39.5	3,183,302	39.6
Consumer real estate:
Home equity loans	277,284	3.4	275,806	3.4	279,106	3.5
Home equity lines of credit	190,958	2.4	186,465	2.3	180,538	2.2
1-4 family residential mortgages	47,455	0.6	57,877	0.7	60,177	0.7
Construction	17,965	0.2	23,565	0.3	24,446	0.3
Other	233,053	2.9	254,551	3.1	266,558	3.3

Total consumer real estate	766,715	9.5	798,264	9.8	810,825	10.0

Total real estate	3,860,204	47.7	4,001,031	49.3	3,994,127	49.6
Consumer and other:
Consumer installment	299,417	3.7	319,384	3.9	322,239	4.0
Other	14,926	0.2	28,234	0.4	28,891	0.4

Total consumer and other	314,343	3.9	347,618	4.3	351,130	4.4
Unearned discounts	(16,511)	(0.2)	(20,287)	(0.3)	(21,083)	(0.3)

Total loans	$8,089,577	100.0%	$8,117,020	100.0%	$8,052,948	100.0%

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Corporation’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Corporation’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Corporation avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Corporation also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At September 30, 2011, approximately 60% of the outstanding principal balance of the Corporation’s commercial real estate loans were secured by owner-occupied properties.

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

Concentrations of Credit. Most of the Corporation’s lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio, as well as other markets. The majority of the Corporation’s loan portfolio consists of commercial and industrial and commercial real estate loans. Other than energy loans, as of September 30, 2011, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

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

Foreign Loans. The Corporation has U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at September 30, 2011 or December 31, 2010.

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

Non-accrual loans, segregated by class of loans, were as follows:

	September 30,	December 31,	September 30,
	2011	2010	2010
Commercial and industrial:
Energy	$—	$—	$—
Other commercial	58,208	60,408	66,128
Commercial real estate:
Buildings, land and other	45,333	64,213	64,813
Construction	1,821	9,299	10,345
Consumer real estate	4,060	2,758	2,541
Consumer and other	756	462	1,073

Total	$110,178	$137,140	$144,900

As of September 30, 2011, non-accrual loans reported in the table above included $8.7 million ($191 thousand in other commercial loans, $7.1 million in buildings, land and other loans, $960 thousand in consumer real estate and $469 thousand in consumer loans) related to loans that were restructured as “troubled debt restructurings” during 2011. See the section captioned “Troubled Debt Restructurings” elsewhere in this note.

Had non-accrual loans performed in accordance with their original contract terms, the Corporation would have recognized additional interest income, net of tax, of approximately $823 thousand and $2.6 million for the three and nine months ended September 30, 2011, compared to $944 thousand and $2.9 million for the three and nine months ended September 30, 2010.

An age analysis of past due loans (including both accruing and non-accruing loans), segregated by class of loans, as of September 30, 2011 was as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and industrial:
Energy	$450	$65	$515	$913,632	$914,147	$65
Other commercial	35,163	19,355	54,518	2,962,876	3,017,394	6,695
Commercial real estate:
Buildings, land and other	23,905	26,969	50,874	2,534,433	2,585,307	6,910
Construction	4,544	958	5,502	502,680	508,182	910
Consumer real estate	5,929	4,712	10,641	756,074	766,715	2,962
Consumer and other	2,204	140	2,344	311,999	314,343	140
Unearned discounts	—	—	—	(16,511)	(16,511)	—

Total	$72,195	$52,199	$124,394	$7,965,183	$8,089,577	$17,682

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

	Unpaid	Recorded	Recorded			Average Recorded
	Contractual	Investment	Investment	Total		Investment
	Principal	With No	With	Recorded	Related	Quarter	Year
	Balance	Allowance	Allowance	Investment	Allowance	To Date	To Date
September 30, 2011
Commercial and industrial:
Energy	$—	$—	$—	$—	$—	$—	$—
Other commercial	79,327	42,583	10,387	52,970	6,883	60,696	57,455
Commercial real estate:
Buildings, land and other	52,193	34,267	7,848	42,115	1,283	44,453	50,562
Construction	2,162	1,773	—	1,773	—	2,265	5,104
Consumer real estate	2,510	2,498	—	2,498	—	2,227	1,689
Consumer and other	568	568	—	568	—	335	193

Total	$136,760	$81,689	$18,235	$99,924	$8,166	$109,976	$115,003

December 31, 2010
Commercial and industrial:
Energy	$—	$—	$—	$—	$—	$—	$1,012
Other commercial	73,518	40,901	14,541	55,442	9,137	57,563	61,076
Commercial real estate:
Buildings, land and other	72,099	50,551	11,254	61,805	4,076	62,231	59,179
Construction	9,834	8,553	747	9,300	300	9,715	8,132
Consumer real estate	517	517	—	517	—	654	960
Consumer and other	—	—	—	—	—	79	393

Total	$155,968	$100,522	$26,542	$127,064	$13,513	$130,242	$130,752

September 30, 2010
Commercial and industrial:
Energy	$—	$—	$—	$—	$—	$715	$1,265
Other commercial	71,485	26,288	33,396	59,684	16,555	56,073	62,485
Commercial real estate:
Buildings, land and other	75,002	50,410	12,246	62,656	3,827	62,296	58,523
Construction	10,576	9,383	747	10,130	150	8,905	7,840
Consumer real estate	792	792	—	792	—	885	1,071
Consumer and other	157	157	—	157	—	214	492

Total	$158,012	$87,030	$46,389	$133,419	$20,532	$129,088	$131,676

Troubled Debt Restructurings. The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. Effective July 1, 2011, the Corporation adopted the provisions of Accounting Standards Update (“ASU”) No. 2011-02, “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” As such, the Corporation reassessed all loan modifications occurring since January 1, 2011 for identification as troubled debt restructurings.

Troubled debt restructurings are set forth in the following table. There were no troubled debt restructurings during 2010.

	Three	Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2011	2011
Commercial and industrial:
Other commercial	$191	$191
Commercial real estate:
Buildings, land and other	3,325	7,519
Consumer real estate	969	969
Consumer	469	469

	$4,954	$9,148

All of the loans identified as troubled debt restructurings by the Corporation were previously on non-accrual status and reported as impaired loans prior to restructuring. The modifications primarily related to extending the amortization periods of the loans. The Corporation did not grant interest-rate concessions on any restructured loan. All loans restructured during the nine months ended September 30, 2011 are on non-accrual status as of September 30, 2011. See the section captioned “Non-accrual Loans” elsewhere in this note. Because the loans were classified and on non-accrual status both before and after restructuring, the modifications did not impact the Corporation’s determination of the allowance for loan losses. As of September 30, 2011, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months.

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

In monitoring credit quality trends in the context of assessing the appropriate level of the allowance for loan losses, the Corporation monitors portfolio credit quality by the weighted-average risk grade of each class of commercial loan. Individual relationship managers review updated financial information for all pass grade loans to recalculate the risk grade on at least an annual basis. When a loan has a calculated risk grade of 9, it is still considered a pass grade loan; however, it is considered to be on management’s “watch list,” where a significant risk-modifying action is anticipated in the near term. When a loan has a calculated risk grade of 10 or higher, a special assets officer monitors the loan on an on-going basis. The following table presents weighted average risk grades for all commercial loans by class.

	September 30, 2011		December 31, 2010		September 30, 2010
	Weighted		Weighted		Weighted
	Average		Average		Average
	Risk Grade	Loans	Risk Grade	Loans	Risk Grade	Loans
Commercial and industrial:
Energy
Risk grades 1-8	5.18	$912,728	5.27	$786,664	5.13	$752,410
Risk grade 9	9.00	1,419	9.00	20,224	9.00	54,864
Risk grade 10	10.00	—	10.00	—	10.00	—
Risk grade 11	11.00	—	11.00	—	11.00	—
Risk grade 12	12.00	—	12.00	—	12.00	—
Risk grade 13	13.00	—	13.00	—	13.00	—

Total energy	5.19	$914,147	5.36	$806,888	5.39	$807,274

Other commercial
Risk grades 1-8	6.20	$2,687,564	6.16	$2,572,011	6.26	$2,459,477
Risk grade 9	9.00	94,687	9.00	95,278	9.00	90,981
Risk grade 10	10.00	52,753	10.00	116,158	10.00	141,907
Risk grade 11	11.00	124,603	11.00	137,923	11.00	161,478
Risk grade 12	12.00	47,875	12.00	48,216	12.00	44,012
Risk grade 13	13.00	9,912	13.00	12,184	13.00	23,645

Total other commercial	6.67	$3,017,394	6.75	$2,981,770	6.93	$2,921,500

Commercial real estate:
Buildings, land and other
Risk grades 1-8	6.65	$2,259,305	6.71	$2,189,602	6.73	$2,188,518
Risk grade 9	9.00	91,035	9.00	137,314	9.00	92,320
Risk grade 10	10.00	72,975	10.00	91,962	10.00	126,589
Risk grade 11	11.00	116,659	11.00	126,403	11.00	123,276
Risk grade 12	12.00	42,391	12.00	54,366	12.00	58,247
Risk grade 13	13.00	2,942	13.00	9,847	13.00	8,279

Total commercial real estate	7.12	$2,585,307	7.29	$2,609,494	7.31	$2,597,229

Construction
Risk grades 1-8	6.98	$439,502	7.10	$485,455	7.19	$489,289
Risk grade 9	9.00	30,358	9.00	52,817	9.00	30,985
Risk grade 10	10.00	28,255	10.00	32,055	10.00	32,616
Risk grade 11	11.00	8,246	11.00	13,646	11.00	22,839
Risk grade 12	12.00	1,821	12.00	9,300	12.00	10,130
Risk grade 13	13.00	—	13.00	—	13.00	214

Total construction	7.35	$508,182	7.59	$593,273	7.68	$586,073

The Corporation has established maximum loan to value standards to be applied during the origination process of commercial and consumer real estate loans. The Corporation does not subsequently monitor loan-to-value ratios (either individually or on a weighted-average basis) for loans that are subsequently considered to be of a pass grade (grades 9 or better) and/or current with respect to principal and interest payments. As stated above, when an individual commercial real estate loan has a calculated risk grade of 10 or higher, a special assets officer analyzes the loan to determine whether the loan is impaired. At that time, the Corporation reassesses the loan to value position in the loan. If the loan is determined to be collateral dependent, specific allocations of the allowance for loan losses are made for the amount of any collateral deficiency. If a collateral deficiency is ultimately deemed to be uncollectible, the amount is charged-off. These loans and related assessments of collateral position are monitored on an individual, case-by-case basis. The Corporation does not monitor loan-to-value ratios on a weighted-average basis for commercial real estate loans having a calculated risk grade of 10 or higher. Nonetheless, there were four commercial real estate loans having a calculated risk grade of 10 or higher in excess of $5 million as of September 30, 2011. Three of the loans totaled $29.7 million and had a weighted-average loan-to-value ratio of 62.4%. The fourth loan, totaling $7.3 million, is structured as a borrowing base facility secured by numerous rotating lots and single family residences that generally have a loan-to-value of 80% or less. When an individual consumer real estate loan becomes past due by more than 10 days, the assigned relationship manager will begin collection efforts. The Corporation only reassesses the loan to value position in a consumer real estate loan if, during the course of the collections process, it is determined that the loan has become collateral dependent, and any collateral deficiency is recognized as a charge-off to the allowance for loan losses. Accordingly, the Corporation does not monitor loan-to-value ratios on a weighted-average basis for collateral dependent consumer real estate loans.

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

Net (charge-offs)/recoveries, segregated by class of loans, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Commercial and industrial:
Energy	$1	$1	$5	$7
Other commercial	(13,602)	(5,789)	(25,154)	(20,034)
Commercial real estate:
Buildings, land and other	(1,162)	(1,522)	(8,689)	(5,414)
Construction	(121)	(91)	(473)	(633)
Consumer real estate	(750)	(429)	(1,642)	(1,375)
Consumer and other	(684)	(1,555)	(2,375)	(4,024)

Total	$(16,318)	$(9,385)	$(38,328)	$(31,473)

In assessing the general economic conditions in the State of Texas, management monitors and tracks the Texas Leading Index (“TLI”), which is produced by the Federal Reserve Bank of Dallas. The TLI is a single summary statistic that is designed to signal the likelihood of the Texas economy’s transition from expansion to recession and vice versa. Management believes this index provides a reliable indication of the direction of overall credit quality. The TLI is a composite of the following eight leading indicators: (i) Texas Value of the Dollar, (ii) U.S. Leading Index, (iii) real oil prices (iv) well permits, (v) initial claims for unemployment insurance, (vi) Texas Stock Index, (vii) Help-Wanted Index and (viii) average weekly hours worked in manufacturing. The TLI totaled 119.6 at August 31, 2011 (most recent date available), 118.2 at December 31, 2010 and 115.2 at September 30, 2010. A higher TLI value implies more favorable economic conditions.

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

The environmental adjustment factor is based upon a more qualitative analysis of risk and is calculated through a survey of senior officers who are involved in credit making decisions at a corporate-wide and/or regional level. On a quarterly basis, survey participants rate the degree of various risks utilizing a numeric scale that translates to varying grades of high, moderate or low levels of risk. The results are then input into a risk-weighting matrix to determine an appropriate environmental risk adjustment factor. The various risks that may be considered in the determination of the environmental adjustment factor include, among other things, (i) the experience, ability and effectiveness of the bank’s lending management and staff; (ii) the effectiveness of the Corporation’s loan policies, procedures and internal controls; (iii) changes in asset quality; (iv) the impact of legislative and governmental influences affecting industry sectors; (v) the effectiveness of the internal loan review function; (vi) the impact of competition on loan structuring and pricing; and (vii) the impact of rising interest rates on portfolio risk. In periods where the surveyed risks are perceived to be higher, the risk-weighting matrix will generally result in a higher environmental adjustment factor, which, in turn will result in higher levels of general valuation allowance allocations. The opposite holds true in periods where the surveyed risks are perceived to be lower. The environmental adjustment factor resulted in additional general valuation allowance allocations to the various loan portfolio segments totaling $13.6 million at September 30, 2011, $9.5 million at December 31, 2010 and $10.1 million at September 30, 2010.

Certain general valuation allowances are not allocated to specific loan portfolio segments and are reported as the unallocated portion of the allowance for loan losses. Included in these general valuation allowances are allocations for groups of similar loans with risk characteristics that exceed certain concentration limits established by management. Concentration risk limits have been established, among other things, for certain industry concentrations, large balance and highly leveraged credit relationships that exceed specified risk grades, and loans originated with policy, credit and/or collateral exceptions that exceed specified risk grades. In addition, during the first quarter of 2011, the Corporation further refined its methodology for the determination of general valuation allowances to also (i) provide additional allocations for loans that did not undergo a separate, independent concurrence review during the underwriting process (generally those loans under $1.0 million at origination), (ii) reduce the minimum balance/commitment threshold for which allocations are made for highly leveraged credit relationships that exceed specified risk grades, (iii) lower the maximum risk grade thresholds for highly leveraged credit relationships, and (iv) include a reduction factor for recoveries of prior charge-offs to compensate for the fact that historical loss allocations are based upon gross charge-offs rather than net. The net effect of these changes to the Corporation’s methodology for the determination of general valuation allowances did not significantly impact the provision for loan losses recorded during the nine months ended September 30, 2011.

The following table presents details of the unallocated portion of the allowance for loan losses.

	September 30,	December 31,	September 30,
	2011	2010	2010
Excessive industry concentrations	$1,961	$1,720	$2,024
Large relationship concentrations	2,185	2,127	1,878
Highly-leveraged credit relationships	3,763	—	—
Policy exceptions	1,950	2,414	2,422
Credit and collateral exceptions	1,985	557	616
Loans not reviewed by concurrence	9,039	—	—
Adjustment for recoveries	(11,948)	—	—
General macroeconomic risk	22,548	17,978	4,099

	$31,483	$24,796	$11,039

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

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2011 and 2010. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial
	and	Commercial	Consumer	Consumer
	Industrial	Real Estate	Real Estate	and Other	Unallocated	Total
Three months ended:
September 30, 2011
Beginning balance	$56,566	$20,901	$3,683	$12,611	$28,980	$122,741
Provision for loan losses	3,920	1,194	513	880	2,503	9,010
Charge-offs	(15,084)	(1,689)	(834)	(2,359)	—	(19,966)
Recoveries	1,483	406	84	1,675	—	3,648

Net charge-offs	(13,601)	(1,283)	(750)	(684)	—	(16,318)

Ending balance	$46,885	$20,812	$3,446	$12,807	$31,483	$115,433

September 30, 2010
Beginning balance	$65,293	$31,229	$2,467	$18,763	$7,690	$125,442
Provision for loan losses	4,693	1,379	342	337	3,349	10,100
Charge-offs	(6,739)	(1,911)	(673)	(3,155)	—	(12,478)
Recoveries	951	298	244	1,600	—	3,093

Net charge-offs	(5,788)	(1,613)	(429)	(1,555)	—	(9,385)

Ending balance	$64,198	$30,995	$2,380	$17,545	$11,039	$126,157

	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Unallocated	Total

Nine months ended:
September 30, 2011
Beginning balance	$57,789	$28,534	$3,223	$11,974	$24,796	$126,316
Provision for loan losses	14,245	1,440	1,865	3,208	6,687	27,445
Charge-offs	(28,258)	(10,261)	(2,113)	(7,058)	—	(47,690)
Recoveries	3,109	1,099	471	4,683	—	9,362

Net charge-offs	(25,149)	(9,162)	(1,642)	(2,375)	—	(38,328)

Ending balance	$46,885	$20,812	$3,446	$12,807	$31,483	$115,433

September 30, 2010
Beginning balance	$57,394	$28,514	$2,560	$16,929	$19,912	$125,309
Provision for loan losses	26,831	8,528	1,195	4,640	(8,873)	32,321
Charge-offs	(22,241)	(6,982)	(1,734)	(8,748)	—	(39,705)
Recoveries	2,214	935	359	4,724	—	8,232

Net charge-offs	(20,027)	(6,047)	(1,375)	(4,024)	—	(31,473)

Ending balance	$64,198	$30,995	$2,380	$17,545	$11,039	$126,157

The following table details the amount of the allowance for loan losses allocated to each portfolio segment as of September 30, 2011 and 2010, disaggregated on the basis of the Corporation’s impairment methodology.

	Commercial
	and	Commercial	Consumer	Consumer
	Industrial	Real Estate	Real Estate	and Other	Unallocated	Total
September 30, 2011
Loans individually evaluated for impairment	$23,263	$4,075	$—	$—	$—	$27,338
Loans collectively evaluated for impairment	23,622	16,737	3,446	12,807	31,483	88,095

Balance at September 30, 2011	$46,885	$20,812	$3,446	$12,807	$31,483	$115,433

September 30, 2010
Loans individually evaluated for impairment	$44,329	$10,372	$—	$—	$—	$54,701
Loans collectively evaluated for impairment	19,869	20,623	2,380	17,545	11,039	71,456

Balance at September 30, 2010	$64,198	$30,995	$2,380	$17,545	$11,039	$126,157

The Corporation’s recorded investment in loans as of September 30, 2011, December 31, 2010 and September 30, 2010 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology was as follows:

	Commercial
	And	Commercial	Consumer	Consumer	Unearned
	Industrial	Real Estate	Real Estate	and Other	Discounts	Total
September 30, 2011
Loans individually evaluated for impairment	$235,143	$273,289	$—	$—	$—	$508,432
Loans collectively evaluated for impairment	3,696,398	2,820,200	766,715	314,343	(16,511)	7,581,145

Ending balance	$3,931,541	$3,093,489	$766,715	$314,343	$(16,511)	$8,089,577

December 31, 2010
Loans individually evaluated for impairment	$314,482	$337,578	$—	$—	$—	$652,060
Loans collectively evaluated for impairment	3,474,176	2,865,189	798,264	347,618	(20,287)	7,464,960

Ending balance	$3,788,658	$3,202,767	$798,264	$347,618	$(20,287)	$8,117,020

September 30, 2010
Loans individually evaluated for impairment	$365,509	$372,032	$—	$—	$—	$737,541
Loans collectively evaluated for impairment	3,363,265	2,811,270	810,825	351,130	(21,083)	7,315,407

Ending balance	$3,728,774	$3,183,302	$810,825	$351,130	$(21,083)	$8,052,948

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

	September 30,	December 31,
	2011	2010
Goodwill	$528,072	$527,684

Other intangible assets:
Core deposits	$9,089	$11,819
Customer relationship	2,271	2,253
Non-compete agreements	296	263

	$11,656	$14,335

The estimated aggregate future amortization expense for intangible assets remaining as of September 30, 2011 is as follows:

Remainder of 2011	$1,051
2012	3,638
2013	2,858
2014	2,029
2015	1,264
Thereafter	816

$11,656

Note 5 - Deposits

Deposits were as follows:

	September 30,	Percentage	December 31,	Percentage	September 30,	Percentage
	2011	of Total	2010	of Total	2010	of Total
Non-interest-bearing demand deposits:
Commercial and individual	$5,759,723	35.8%	$4,791,149	33.1%	$4,774,943	32.9%
Correspondent banks	350,082	2.2	361,100	2.5	312,372	2.1
Public funds	431,434	2.7	208,187	1.4	207,678	1.4

Total non-interest-bearing demand deposits	6,541,239	40.7	5,360,436	37.0	5,294,993	36.4
Interest-bearing deposits:
Private accounts:
Savings and interest checking	2,579,745	16.1	2,505,143	17.3	2,302,753	15.9
Money market accounts	5,469,492	34.0	4,949,764	34.2	5,357,511	36.9
Time accounts of $100,000 or more	581,192	3.6	611,836	4.2	604,477	4.2
Time accounts under $100,000	546,583	3.4	571,447	4.0	586,158	4.0

Total private accounts	9,177,012	57.1	8,638,190	59.7	8,850,899	61.0
Public funds:
Savings and interest checking	164,183	1.0	255,605	1.8	184,429	1.2
Money market accounts	46,099	0.3	84,093	0.6	97,225	0.7
Time accounts of $100,000 or more	132,657	0.9	137,506	0.9	99,751	0.7
Time accounts under $100,000	2,683	—	3,512	—	2,790	—

Total public funds	345,622	2.2	480,716	3.3	384,195	2.6

Total interest-bearing deposits	9,522,634	59.3	9,118,906	63.0	9,235,094	63.6

Total deposits	$16,063,873	100.0%	$14,479,342	100.0%	$14,530,087	100.0%

The following table presents additional information about the Corporation’s deposits:

	September 30,	December 31,	September 30,
	2011	2010	2010
Money market deposits obtained through brokers	$28,246	$24,700	$324,106
Deposits from the Certificate of Deposit Account Registry Service (CDARS) deposits	60,979	60,972	61,819
Deposits from foreign sources (primarily Mexico)	729,933	748,255	776,448

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

Financial instruments with off-balance-sheet risk were as follows:

	September 30,	December 31,
	2011	2010
Commitments to extend credit	$4,787,910	$4,528,196
Standby letters of credit	235,300	294,116
Deferred standby letter of credit fees	1,413	1,707

Lease Commitments. The Corporation leases certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $5.3 million and $16.1 million for the three and nine months ended September 30, 2011 and $5.4 million and $16.1 million for the three and nine months ended September 30, 2010. There has been no significant change in the future minimum lease payments payable by the Corporation since December 31, 2010. See the 2010 Form 10-K for information regarding these commitments.

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

Actual and required capital ratios for Cullen/Frost and Frost Bank were as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
September 30, 2011
Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,806,869	16.57%	$872,423	8.00%	$1,090,529	10.00%
Frost Bank	1,622,983	14.89	871,896	8.00	1,089,870	10.00
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,591,436	14.59	436,212	4.00	654,317	6.00
Frost Bank	1,507,550	13.83	435,948	4.00	653,922	6.00
Leverage Ratio
Cullen/Frost	1,591,436	8.82	721,670	4.00	902,088	5.00
Frost Bank	1,507,550	8.36	721,150	4.00	901,438	5.00
December 31, 2010
Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,720,691	15.91%	$865,081	8.00%	$1,081,351	10.00%
Frost Bank	1,558,977	14.43	864,318	8.00	1,080,397	10.00
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,494,375	13.82	432,540	4.00	648,811	6.00
Frost Bank	1,432,661	13.26	432,159	4.00	648,238	6.00
Leverage Ratio
Cullen/Frost	1,494,375	8.68	688,880	4.00	861,100	5.00
Frost Bank	1,432,661	8.33	688,196	4.00	860,246	5.00

Management believes that, as of September 30, 2011, Cullen/Frost and its bank subsidiary, Frost Bank, were “well capitalized” based on the ratios presented above.

Cullen/Frost is subject to the regulatory capital requirements administered by the Federal Reserve, while Frost Bank is subject to the regulatory capital requirements administered by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on the Corporation’s financial statements. Management believes, as of September 30, 2011, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.

Dividend Restrictions. In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well capitalized” status, at September 30, 2011, Frost Bank could pay aggregate dividends of up to $276.4 million to Cullen/Frost without prior regulatory approval.

Trust Preferred Securities. In accordance with the applicable accounting standard related to variable interest entities, the accounts of the Corporation’s wholly owned subsidiary trust, Cullen/Frost Capital Trust II, have not been included in the Corporation’s consolidated financial statements. However, the $120.0 million in trust preferred securities issued by this subsidiary trust have been included in the Tier 1 capital of Cullen/Frost for regulatory capital purposes pursuant to guidance from the Federal Reserve. On July 21, 2010, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. Certain provisions of the Dodd-Frank Act will require the Corporation to deduct, over three years beginning on January 1, 2013, all trust preferred securities from the Corporation’s Tier 1 capital. Nonetheless, excluding trust preferred securities from Tier 1 capital at September 30, 2011 would not affect the Corporation’s ability to meet all capital adequacy requirements to which it is subject.

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

As stated above, during November 2009, the Corporation settled portions of two of the interest rate swap contracts having a total notional amount of $400.0 million and concurrently terminated the hedges related to the interest cash flows on a rolling portfolio of $400.0 million of variable rate loans. The terminated hedges had underlying loan pools totaling $300.0 million carrying an interest rate equal to Prime and $100.0 million carrying an interest rate equal to Prime plus a margin of 50 basis points. In November 2010, the Corporation settled the remaining interest rate swap contracts having a total notional amount of $800.0 million and concurrently terminated the hedges related to the interest cash flows on a rolling portfolio of $800.0 million of variable rate loans. The terminated hedges had underlying loan pools totaling $350.0 million carrying an interest rate equal to Prime, $130.0 million carrying an interest rate equal to Prime plus a margin of 50 basis points and $320.0 million carrying an interest rate equal to Prime plus a margin of 100 basis points. The deferred accumulated after-tax gain applicable to the settled interest rate contracts included in accumulated other comprehensive income totaled $74.6 million at September 30, 2011. The deferred gain will be reclassified into earnings through October 2014 when the formerly hedged transactions impact future earnings.

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

The notional amounts and estimated fair values of interest rate derivative contracts outstanding at September 30, 2011 and December 31, 2010 are presented in the following table. The Corporation obtains dealer quotations to value its interest rate derivative contracts designated as hedges of cash flows, while the fair values of other interest rate derivative contracts are estimated utilizing internal valuation models with observable market data inputs.

	September 30, 2011		December 31, 2010
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate derivatives designated as hedges of fair value:
Commercial loan/lease interest rate swaps	$81,989	$(8,805)	$104,088	$(8,350)

Interest rate derivatives designated as hedges of cash flows:
Interest rate swap on junior subordinated deferrable interest debentures	120,000	(9,137)	120,000	(9,895)

Non-hedging interest rate derivatives:
Commercial loan/lease interest rate swaps	579,750	61,127	593,792	44,335
Commercial loan/lease interest rate swaps	579,750	(61,410)	593,792	(44,666)
Commercial loan/lease interest rate caps	20,000	66	20,000	388
Commercial loan/lease interest rate caps	20,000	(66)	20,000	(388)

The weighted-average rates paid and received for interest rate swaps outstanding at September 30, 2011 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Fair value hedge commercial loan/lease interest rate swaps	4.46%	0.23%
Cash flow hedge interest rate swaps on junior subordinated deferrable interest debentures	5.47	1.88
Non-hedging interest rate swaps	1.85	5.08
Non-hedging interest rate swaps	5.08	1.85

The weighted-average strike rate for outstanding interest rate caps was 3.10% at September 30, 2011.

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

		September 30, 2011		December 31, 2010
	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Non-hedging commodity swaps:
Oil	Barrels	525	$6,947	321	$2,502
Oil	Barrels	525	(6,829)	321	(2,428)
Natural gas	MMBTUs	3,105	2,816	510	195
Natural gas	MMBTUs	3,105	(2,724)	510	(174)
Non-hedging commodity options:
Oil	Barrels	2,639	21,605	1,288	7,706
Oil	Barrels	2,639	(21,605)	1,288	(7,706)
Natural gas	MMBTUs	1,440	1,549	3,820	3,774
Natural gas	MMBTUs	1,440	(1,549)	3,820	(3,774)

Foreign Currency Derivatives. The Corporation enters into foreign currency forward contracts that are not designated as hedging instruments primarily to accommodate the business needs of its customers. Upon the origination of a foreign currency denominated transaction with a customer, the Corporation simultaneously enters into an offsetting contract with a third party to negate the exposure to fluctuations in foreign currency exchange rates. The Corporation also utilizes foreign currency forward contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in foreign currency exchange rates on certain short-term, non-U.S. dollar denominated loans. The notional amounts and fair values of open foreign currency forward contracts were not significant at September 30, 2011 and December 31, 2010.

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

Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Commercial loan/lease interest rate swaps:
Amount of gain (loss) included in interest income on loans	$(874)	$(1,241)	$(2,848)	$(3,975)
Amount of (gain) loss included in other non-interest expense	(7)	(21)	(10)	(112)

Amounts included in the consolidated statements of income and in other comprehensive income for the period related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest rate swaps/caps/floors on variable-rate loans:
Amount reclassified from accumulated other comprehensive income to interest income on loans	$9,345	$11,129	$28,035	$33,099
Amount of gain (loss) recognized in other comprehensive income	—	20,944	—	71,675
Interest rate swaps on junior subordinated deferrable interest debentures:
Amount reclassified from accumulated other comprehensive income to interest expense on junior subordinated deferrable interest debentures	1,117	1,061	3,304	3,256
Amount of gain (loss) recognized in other comprehensive income	(908)	(2,612)	(2,560)	(8,178)

No ineffectiveness related to interest rate derivatives designated as hedges of cash flows was recognized in the consolidated statements of income during the reported periods. The accumulated net after-tax gain related to effective cash flow hedges included in accumulated other comprehensive income totaled $68.9 million at September 30, 2011 and $86.6 million at December 31, 2010. The Corporation currently expects approximately $5.4 million of the net after-tax gain related to effective cash flow hedges included in accumulated other comprehensive income at September 30, 2011 will be reclassified into earnings during the remainder of 2011. This amount represents management’s best estimate given current expectations about market interest rates and volumes related to loan pools underlying the terminated cash flow hedges. Because actual market interest rates and volumes related to loan pools underlying the terminated cash flow hedges may differ from management’s expectations, there can be no assurance as to the ultimate amount that will be reclassified into earnings during 2011.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Non-hedging interest rate derivatives:
Other non-interest income	$90	$410	$826	$2,004
Other non-interest expense	79	34	(49)	112
Non-hedging commodity derivatives:
Other non-interest income	82	80	544	126
Non-hedging foreign exchange derivatives:
Other non-interest income	113	1	232	2

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

The Corporation’s credit exposure relating to interest rate swaps and commodity swaps/options with bank customers was approximately $36.5 million at September 30, 2011. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. The Corporation’s credit exposure, net of collateral pledged, relating to interest rate swaps and commodity swaps/options with upstream financial institution counterparties was $8.6 million at September 30, 2011. Collateral levels for upstream financial institution counterparties are monitored and adjusted as necessary.

The aggregate fair value of securities posted as collateral by the Corporation related to derivative contracts totaled $63.8 million at September 30, 2011. At such date, the Corporation also had $8.3 million in cash collateral on deposit with other financial institution counterparties.

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

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Distributed earnings allocated to common stock	$28,123	$27,251	$83,695	$80,248
Undistributed earnings allocated to common stock	26,238	27,529	77,868	74,849

Net earnings allocated to common stock	$54,361	$54,780	$161,563	$155,097

Weighted-average shares outstanding for basic earnings per common share	61,137,054	60,523,658	61,083,390	60,289,006
Dilutive effect of stock compensation	102,092	141,045	199,013	178,699

Weighted-average shares outstanding for diluted earnings per common share	61,239,146	60,664,703	61,282,403	60,467,705

Note 10 - Stock-Based Compensation

A combined summary of activity in the Corporation’s active stock plans is presented in the following table.

			Non-Vested Stock Awards/Stock Units Outstanding		Stock Options Outstanding
	Shares Available for Grant	Director Deferred Stock Units Outstanding	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price
Balance, January 1, 2011	2,759,347	16,515	227,550	$51.10	4,383,885	$52.08
Granted	(5,577)	5,577	—	—	—	—
Stock options exercised	—	—	—	—	(144,203)	50.19
Stock awards vested	—	—	(85,420)	50.64	—	—
Forfeited	54,125	—	—	—	(54,125)	51.49

Balance, September 30, 2011	2,807,895	22,092	142,130	$51.38	4,185,557	$52.15

During the nine months ended September 30, 2011 and 2010, proceeds from stock option exercises totaled $7.2 million and $28.5 million. During the nine months ended September 30, 2011, 140,739 shares issued in connection with stock option exercises were new shares issued from available authorized shares, while 3,464 shares were issued from available treasury stock.

Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock options	$2,073	$2,403	$6,686	$7,040
Non-vested stock awards/stock units	360	1,019	3,000	3,140
Deferred stock units	—	—	330	300

Total	$2,433	$3,422	$10,016	$10,480

Unrecognized stock-based compensation expense at September 30, 2011 was as follows:

Stock options	$15,524
Non-vested stock awards/stock units	2,192

Total	$17,716

Note 11 - Defined Benefit Plans

The components of the combined net periodic cost (benefit) for the Corporation’s qualified and non-qualified defined benefit pension plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Expected return on plan assets, net of expenses	$(2,859)	$(2,752)	$(8,576)	$(8,256)
Interest cost on projected benefit obligation	1,973	1,931	5,919	5,793
Net amortization and deferral	783	729	2,348	2,186

Net periodic benefit	$(103)	$(92)	$(309)	$(277)

The Corporation’s non-qualified defined benefit pension plan is not funded. No contributions to the qualified defined benefit pension plan were made during the nine months ended September 30, 2011. The Corporation does not expect to make any contributions during the remainder of 2011.

Note 12 - Income Taxes

Income tax expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Current income tax expense	$24,036	$14,671	$50,101	$44,695
Deferred income tax expense (benefit)	(382)	528	(137)	(878)

Income tax expense as reported	$23,654	$15,199	$49,964	$43,817

Effective tax rate	30.3%	21.7%	23.6%	22.0%

Net deferred tax liabilities totaled $113.4 million at September 30, 2011 and $65.2 million at December 31, 2010. No valuation allowance was recorded against deferred tax assets at September 30, 2011 as management believes that it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years. Income tax expense for the third quarter of 2011 included the correction of an under-accrual of taxes that resulted from incorrectly deducting premium amortization on municipal securities for federal income tax purposes since 2008. As a result, the Corporation recognized additional income tax expense totaling $4.3 million, which included interest and penalties, related to the 2010, 2009 and 2008 tax years. Additionally, income tax expense for the third quarter of 2011 also included an accrual of $1.7 million related to premium amortization on municipal securities for the first and second quarters of 2011. There were no unrecognized tax benefits during any of the reported periods. Interest and/or penalties related to income taxes are reported as a component of income tax expense. Such amounts were not significant during the reported periods.

The Corporation files income tax returns in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2008.

Note 13 - Comprehensive Income

Comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$54,507	$54,995	$162,121	$155,713
Other comprehensive income:
Securities available for sale:
Change in net unrealized gain/loss during the period	78,552	45,587	169,516	113,452
Reclassification adjustment for gains in net income	(6,409)	—	(6,414)	(6)
Change in the net actuarial gain/loss on defined benefit post-retirement benefit plans	783	729	2,348	2,186
Change in the accumulated gain/loss on effective cash flow hedging derivatives	(9,136)	8,263	(27,291)	33,653

	63,790	54,579	138,159	149,285
Deferred tax expense:
Securities available for sale:
Change in net unrealized gain/loss during the period	27,493	15,955	59,331	39,708
Reclassification adjustment for gains in net income	(2,243)	—	(2,245)	(2)
Change in the net actuarial gain/loss on defined benefit post- retirement benefit plans	274	255	822	765
Change in the accumulated gain/loss on effective cash flow hedging derivatives	(3,198)	2,893	(9,552)	11,779

	22,326	19,103	48,356	52,250

Other comprehensive income, net of tax	41,464	35,476	89,803	97,035

Comprehensive income	$95,971	$90,471	$251,924	$252,748

Note 14 - Operating Segments

The Corporation is managed under a matrix organizational structure whereby significant lines of business, including Banking and Frost Wealth Advisors (formerly Financial Management Group or “FMG”), overlap a regional reporting structure. The regions are primarily based upon geographic location and include Austin, Corpus Christi, Dallas, Fort Worth, Houston, Rio Grande Valley, San Antonio and Statewide. The Corporation is primarily managed based on the line of business structure. In that regard, all regions have the same lines of business, which have the same product and service offerings, have similar types and classes of customers and utilize similar service delivery methods. Pricing guidelines for products and services are the same across all regions. The regional reporting structure is primarily a means to scale the lines of business to provide a local, community focus for customer relations and business development.

The Corporation has two primary operating segments, Banking and Frost Wealth Advisors, that are delineated by the products and services that each segment offers. The Banking operating segment includes both commercial and consumer banking services, Frost Insurance Agency and Frost Securities, Inc. Commercial banking services are provided to corporations and other business clients and include a wide array of lending and cash management products. Consumer banking services include direct lending and depository services. Frost Insurance Agency provides insurance brokerage services to individuals and businesses covering corporate and personal property and casualty products, as well as group health and life insurance products. Frost Securities, Inc. provides advisory and private equity services to middle market companies. The Frost Wealth Advisors operating segment includes fee-based services within private trust, retirement services, and financial management services, including personal wealth management and brokerage services. The third operating segment, Non-Banks, is for the most part the parent holding company, as well as certain other insignificant non-bank subsidiaries of the parent that, for the most part, have little or no activity. The parent company’s principal activities include the direct and indirect ownership of the Corporation’s banking and non-banking subsidiaries and the issuance of debt and equity. Its principal source of revenue is dividends from its subsidiaries.

The accounting policies of each reportable segment are the same as those of the Corporation except for the following items, which impact the Banking and Frost Wealth Advisors segments: (i) expenses for consolidated back-office operations and general overhead-type expenses such as executive administration, accounting and internal audit are allocated to operating segments based on estimated uses of those services, (ii) income tax expense for the individual segments is calculated essentially at the statutory rate, and (iii) the parent company records the tax expense or benefit necessary to reconcile to the consolidated total.

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

Summarized operating results by segment were as follows:

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
Revenues from (expenses to) external customers:
Three months ended:
September 30, 2011	$202,520	$24,548	$(2,490)	$224,578
September 30, 2010	192,483	23,096	(2,733)	212,846
Nine months ended:
September 30, 2011	$587,382	$74,256	$(7,843)	$653,795
September 30, 2010	573,233	68,716	(8,298)	633,651
Net income (loss):
Three months ended:
September 30, 2011	$53,497	$2,696	$(1,686)	$54,507
September 30, 2010	54,772	2,031	(1,808)	54,995
Nine months ended:
September 30, 2011	$160,788	$7,299	$(5,966)	$162,121
September 30, 2010	156,624	5,588	(6,499)	155,713

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

Financial Assets and Financial Liabilities: The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
September 30, 2011
Securities available for sale:
U.S. Treasury	$799,915	$—	$—	$799,915
Residential mortgage-backed securities	—	2,394,338	—	2,394,338
States and political subdivisions	—	2,107,567	—	2,107,567
Other	—	37,992	—	37,992
Trading account securities:
U.S. Treasury	14,035	—	—	14,035
States and political subdivisions	—	1,788	—	1,788
Derivative assets:
Interest rate swaps, caps and floors	—	60,475	718	61,193
Commodity and foreign exchange derivatives	13	32,917	—	32,930
Derivative liabilities:
Interest rate swaps, caps and floors	—	79,418	—	79,418
Commodity and foreign exchange derivatives	—	32,707	—	32,707
December 31, 2010
Securities available for sale:
U.S. Treasury	$987,031	$—	$—	$987,031
Residential mortgage-backed securities	—	2,091,330	—	2,091,330
States and political subdivisions	—	2,040,300	—	2,040,300
Other	—	38,809	—	38,809
Trading account securities:
U.S. Treasury	14,986	—	—	14,986
States and political subdivisions	—	115	—	115
Derivative assets:
Interest rate swaps, caps and floors	—	43,633	1,090	44,723
Commodity and foreign exchange derivatives	—	14,177	—	14,177
Derivative liabilities:
Interest rate swaps, caps and floors	—	63,299	—	63,299
Commodity and foreign exchange derivatives	19	14,082	—	14,101

The following table reconciles the beginning and ending balances of derivative assets measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
Balance, beginning of period	$1,090	$945
Transfers to Level 3	457	—
Cash settlements	(1,393)	(348)
Realized gains (losses) included in other non-interest income	515	1,097
Realized gains (losses) included in other non-interest expense	49	(112)

Balance, end of period	$718	$1,582

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets measured at fair value on a non-recurring basis during the nine months ended September 30, 2011 and 2010 include certain impaired loans reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. The following table presents impaired loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral during the nine months ended September 30, 2011 and 2010.

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	Level 2	Level 3	Level 2	Level 3
Carrying value of impaired loans	$9,638	$3,899	$23,812	$15,700
Specific valuation allowance allocations	(3,649)	(2,431)	(6,911)	(6,085)

Fair value	$5,989	$1,468	$16,901	$9,615

Non-Financial Assets and Non-Financial Liabilities: The Corporation has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. Non-financial assets measured at fair value on a non-recurring basis during the nine months ended September 30, 2011 and 2010 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in other non-interest expense. The fair value of a foreclosed asset is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs.

The following table presents foreclosed assets that were remeasured and reported at fair value:

	Nine Months Ended September 30,
	2011	2010
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$20,396	$15,714
Charge-offs recognized in the allowance for loan losses	(3,593)	(3,007)

Fair value	$16,803	$12,707

Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$6,023	$5,314
Write-downs included in other non-interest expense	(2,173)	(1,473)

Fair value	$3,850	$3,841

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

The estimated fair values of financial instruments were as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$4,487,361	$4,487,361	$2,820,977	$2,820,977
Securities	5,721,902	5,758,840	5,456,200	5,468,799
Loans, net	7,974,259	8,005,005	7,990,704	8,038,760
Cash surrender value of life insurance policies	132,899	132,899	129,922	129,922
Non-hedging commercial loan/lease interest rate swaps, caps and floors	61,193	61,193	44,723	44,723
Commodity and foreign exchange derivatives	32,930	32,930	14,177	14,177
Accrued interest receivable	44,407	44,407	72,328	72,328
Financial liabilities:
Deposits	16,063,873	16,064,926	14,479,342	14,480,725
Federal funds purchased and repurchase agreements	658,246	658,246	475,673	475,673
Junior subordinated deferrable interest debentures	123,712	123,712	123,712	123,712
Subordinated notes payable and other borrowings	100,031	100,297	250,045	256,172
Interest rate swap on junior subordinated deferrable interest debentures designated as a hedge of cash flows	9,137	9,137	9,895	9,895
Commercial loan/lease interest rate swaps designated as hedges of fair value	8,805	8,805	8,350	8,350
Non-hedging commercial loan/lease interest rate swaps, caps and floors	61,476	61,476	45,054	45,054
Commodity and foreign exchange derivatives	32,707	32,707	14,101	14,101
Accrued interest payable	3,234	3,234	9,991	9,991

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

ASU No. 2011-02, “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 became effective for the Corporation on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011 (See Note 3 - Loans).

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

ASU 2011-08, “Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment.” ASU 2011-08 amends Topic 350, “Intangibles – Goodwill and Other,” to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-08 is effective for annual and interim impairment tests beginning after December 15, 2011, and is not expected to have a significant impact on the Corporation’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Review

Cullen/Frost Bankers, Inc.

The following discussion should be read in conjunction with the Corporation’s consolidated financial statements, and notes thereto, for the year ended December 31, 2010, included in the 2010 Form 10-K. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results for the year ending December 31, 2011 or any future period.

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

For additional information regarding critical accounting policies, refer to Note 1 - Summary of Significant Accounting Policies in the notes to consolidated financial statements and the sections captioned “Application of Critical Accounting Policies” and “Allowance for Loan Losses” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2010 Form 10-K. During the first quarter of 2011, the Corporation further refined its methodology for the determination of the general valuation allowance component of the allowance for loan losses. See Note 3 – Loans in the accompanying notes to consolidated financial statements for a discussion of the changes.

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

Results of Operations

Net income totaled $54.5 million, or $0.89 diluted per share, for the three months ended September 30, 2011 compared to $55.0 million, or $0.90 diluted per share, for the three months ended September 30, 2010 and $55.7 million, or $0.91 diluted per share, for the three months ended June 30, 2011. Net income totaled $162.1 million, or $2.64 diluted per share, for the nine months ended September 30, 2011 compared to $155.7 million, or $2.57 diluted per share, for the nine months ended September 30, 2010.

Selected income statement data and other selected data for the comparable periods was as follows:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2011	2011	2010	2011	2010
Taxable-equivalent net interest income	$160,579	$159,509	$155,702	$476,725	$461,098
Taxable-equivalent adjustment	15,218	15,176	13,286	45,272	39,202

Net interest income	145,361	144,333	142,416	431,453	421,896
Provision for loan losses	9,010	8,985	10,100	27,445	32,321

Net interest income after provision for loan losses	136,351	135,348	132,316	404,008	389,575
Non-interest income	79,217	70,792	70,430	222,342	211,755
Non-interest expense	137,407	136,797	132,552	414,265	401,800

Income before income taxes	78,161	69,343	70,194	212,085	199,530
Income taxes	23,654	13,657	15,199	49,964	43,817

Net income	$54,507	$55,686	$54,995	$162,121	$155,713

Earnings per common share - basic	$0.89	$0.91	$0.90	$2.64	$2.57
Earnings per common share - diluted	0.89	0.91	0.90	2.64	2.57
Dividends per common share	0.46	0.46	0.45	1.37	1.33

Return on average assets	1.15%	1.23%	1.25%	1.19%	1.23%
Return on average equity	9.79	10.45	10.49	10.11	10.42
Average shareholders’ equity to average total assets	11.73	11.76	11.90	11.76	11.78

Net income decreased $488 thousand, or 0.9%, for the three months ended September 30, 2011 and increased $6.4 million, or 4.1%, for the nine months ended September 30, 2011 compared to the same periods in 2010. The decrease during the three months ended September 30, 2011 was primarily the result of an $8.5 million increase in income tax expense and a $4.9 million increase in non-interest expense partly offset by an $8.8 million increase in non-interest income, a $2.9 million increase in net interest income and a $1.1 million decrease in the provision for loan losses. The increase during the nine months ended September 30, 2011 was primarily the result of a $10.6 million increase in non-interest income, a $9.6 million increase in net interest income and a $4.9 million decrease in the provision for loan losses partly offset by a $12.5 million increase in non-interest expense and a $6.1 million increase in income tax expense.

Net income for the third quarter of 2011 decreased $1.2 million, or 2.1%, from the second quarter of 2011. The decrease was primarily the result of a $10.0 million increase in income tax expense and a $610 thousand increase in non-interest expense partly offset by an $8.4 million increase in non-interest income and a $1.0 million increase in net interest income.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Corporation’s largest source of revenue, representing 66.0% of total revenue during the first nine months of 2011. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Corporation’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, remained at 3.25% for the entire year in 2010 and through the third quarter of 2011. The Corporation’s loan portfolio is also impacted, to a lesser extent, by changes in the London Interbank Offered Rate (LIBOR). At September 30, 2011, the one-month and three-month U.S. dollar LIBOR rates were 0.24% and 0.37%, respectively, while at September 30, 2010, the one-month and three-month U.S. dollar LIBOR rates were 0.26% and 0.29%, respectively. The intended federal funds rate, which is the cost of immediately available overnight funds, remained at zero to 0.25% for the entire year in 2010 and through the third quarter of 2011.

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

The Corporation is primarily funded by core deposits, with non-interest-bearing demand deposits historically being a significant source of funds. This lower-cost funding base is expected to have a positive impact on the Corporation’s net interest income and net interest margin in a rising interest rate environment. As discussed in the section captioned “Supervision and Regulation” included in Item 1. Business, of the 2010 Form 10-K, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. Although the ultimate impact of this legislation on the Corporation has not yet been determined, the Corporation expects that it may incur interest costs associated with demand deposits in the future as market conditions warrant. See Item 3. Quantitative and Qualitative Disclosures About Market Risk elsewhere in this report for information about the expected impact of this legislation on the Corporation’s sensitivity to interest rates. Further analysis of the components of the Corporation’s net interest margin is presented below.

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

	Third Quarter	Third Quarter	First Nine Months
	2011 vs.	2011 vs.	2011 vs.
	Third Quarter	Second Quarter	First Nine Months
	2010	2011	2010
Due to changes in average volumes	$14,072	$5,557	$19,622
Due to changes in average interest rates	(9,195)	(6,232)	(3,995)
Due to difference in the number days in each of the comparable periods	—	1,745	—

Total change	$4,877	$1,070	$15,627

Taxable-equivalent net interest income for the three months ended September 30, 2011 increased $4.9 million, or 3.1%, while taxable-equivalent net interest income for the nine months ended September 30, 2011 increased $15.6 million, or 3.4%, compared to the same periods in 2010. The increases primarily resulted from increases in the average volume of interest-earning assets partly offset by decreases in the net interest margin. The average volume of interest-earning assets for the three and nine months ended September 30, 2011 increased $1.5 billion and $1.3 billion compared to the same periods in 2010. The net interest margin decreased 23 basis points from 4.04% during the three months ended September 30, 2010 to 3.81% during the three months ended September 30, 2011 and decreased 20 basis points from 4.13% during the nine months ended September 30, 2010 to 3.93% during the nine months ended September 30, 2011. The decrease in the net interest margin was partly due to an increase in the relative proportion of interest-earning assets invested in lower-yielding interest-bearing deposits during 2011 compared to 2010 while the relative proportion of average interest-earning assets invested in higher-yielding loans decreased. The net interest margin was also negatively impacted by a decrease in the average yield on securities, as further discussed below.

Taxable-equivalent net interest income for the third quarter of 2011 increased $1.1 million, or 0.7%, from the second quarter of 2011. Taxable-equivalent net interest income for the third quarter of 2011 was primarily impacted by an increase in the number of days compared to the second quarter of 2011. Taxable-equivalent net interest income for the second quarter of 2011 included 91 days compared to 92 days for the third quarter of 2011. The additional day added approximately $1.7 million to taxable-equivalent net interest income during the third quarter of 2011. Excluding the impact of the additional day during the third quarter of 2011 results in an effective decrease in taxable-equivalent net interest income of approximately $675 thousand during the third quarter of 2011 which was primarily related to a decrease in the net interest margin partly offset by an increase in average interest-earning assets. The average volume of interest-earning assets for the third quarter of 2011 increased $697.3 million compared to the second quarter of 2011. The net interest margin decreased 14 basis points from 3.95% in the second quarter of 2011 to 3.81% in the third quarter of 2011. The decrease in the net interest margin was partly due to an increase in the relative proportion of funds invested in lower yielding interest-bearing deposits during the third quarter.

The average yield on interest-earning assets decreased 30 basis points from 4.50% during the first nine months of 2010 to 4.20% during the first nine months of 2011 while the average cost of funds decreased 13 basis points from 0.56% during the first nine months of 2010 to 0.43% during the first nine months of 2011. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. The average cost of funds is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-bearing liabilities. As stated above, market interest rates have remained at historically low levels during the reported periods. The effect of lower average market interest rates on the average yield on average interest-earning assets was partly limited by the aforementioned interest rate swaps on variable-rate loans.

The average volume of loans during the nine months ended September 30, 2011 decreased $90.3 million compared to the same period in 2010. Loans made up approximately 49.1% of average interest-earning assets during the first nine months of 2011 compared to 53.9% during the first nine months of 2010. The average yield on loans was 5.01% during the nine months ended September 30, 2011 compared to 5.11% during the nine months ended September 30, 2010. Loans generally have significantly higher yields compared to securities, interest-bearing deposits and federal funds sold and resell agreements and, as such, have a more positive effect on the net interest margin.

The average volume of securities increased $721.0 million during the nine months ended September 30, 2011 compared to the same period in 2010. Securities made up approximately 35.6% of average interest-earning assets during the nine months ended September 30, 2011 compared to 33.9% during the nine months ended September 30, 2010. The average yield on securities was 4.80% during the nine months ended September 30, 2011 compared to 5.08% during the nine months ended September 30, 2010. The decrease in the average yield on securities was partly due to a decrease in the yield on taxable securities as proceeds from principal repayments were reinvested at lower market rates. The relative proportion of higher-yielding, tax-exempt municipal securities remained flat totaling 37.2% of average securities during the first nine months of both 2011 and 2010. The average yield on taxable securities was 3.50% during the first nine months of 2011 compared to 3.94% during the first nine months of 2010, while the average taxable-equivalent yield on tax-exempt securities was 6.98% during the first nine months of 2011 compared to 7.05% during the first nine months of 2010.

Average federal funds sold, resell agreements and interest-bearing deposits during the nine months ended September 30, 2011 increased $659.6 million compared to the same period in 2010. Federal funds sold, resell agreements and interest-bearing deposits made up approximately 15.3% of average interest-earning assets during the nine months ended September 30, 2011 compared to 12.2% during the same period in 2010. The combined weighted-average yield on federal funds sold, resell agreements and interest-bearing deposits was 0.24% during both the nine months ended September 30, 2011 and 2010. The increase in average federal funds sold, resell agreements and interest-bearing deposits compared to the comparable periods in 2010 was primarily due to growth in average deposits.

Average deposits increased $1.0 billion during the first nine months of 2011 compared to the same period in 2010. Average interest-bearing deposits for the first nine months of 2011 increased $413.7 million compared to the same period in 2010. The ratio of average interest-bearing deposits to total average deposits was 62.9% during the first nine months of 2011 compared to 64.6% during the same period in 2010. The average cost of deposits is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-bearing deposits. The average cost of interest-bearing deposits and total deposits was 0.25% and 0.15% during the first nine months of 2011 compared to 0.35% and 0.22% during the first nine months of 2010. The decrease in the average cost of interest-bearing deposits during the comparable periods was primarily the result of decreases in interest rates offered on certain deposit products due to decreases in average market interest rates and decreases in renewal interest rates on maturing certificates of deposit given the current low interest rate environment. Additionally, during the first nine month of 2011 compared to the same period in 2010, the relative proportion of higher-cost certificates of deposit to total average interest-bearing deposits decreased from 14.2% during the first nine months of 2010 to 12.2% during the first nine months of 2011.

The Corporation’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.77% during the first nine months of 2011 and 3.94% during the first nine months of 2010. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

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

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $9.0 million and $27.4 million for the three and nine months ended September 30, 2011 compared to $10.1 million and $32.3 million for the three and nine months ended September 30, 2010. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Non-Interest Income

The components of non-interest income were as follows:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2011	2011	2010	2011	2010
Trust fees	$18,405	$18,976	$17,029	$55,601	$51,029
Service charges on deposit accounts	24,306	23,619	24,980	71,293	74,714
Insurance commissions and fees	9,569	7,908	8,588	27,971	27,238
Other charges, commissions and fees	8,134	8,478	7,708	25,371	22,656
Net gain (loss) on securities transactions	6,409	—	—	6,414	6
Other	12,394	11,811	12,125	35,692	36,112

Total	$79,217	$70,792	$70,430	$222,342	$211,755

Total non-interest income for the three and nine months ended September 30, 2011 increased $8.8 million, or 12.5%, and $10.6 million, or 5.0%, compared to the same periods in 2010. Total non-interest income for the third quarter of 2011 increased $8.4 million, or 11.9%, compared to the second quarter of 2011. Changes in the components of non-interest income are discussed below.

Trust Fees. Trust fee income for the three and nine months ended September 30, 2011 increased $1.4 million, or 8.1%, and $4.6 million, or 9.0%, compared to the same periods in 2010. Investment fees are the most significant component of trust fees, making up approximately 74% of total trust fees for both the first nine months of 2011 and 2010. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees.

The $1.4 million increase in trust fee income during the three months ended September 30, 2011 compared to the same period in 2010 was primarily the result of increases in investment fees (up $937 thousand), estate fees (up $245 thousand) and oil and gas trust management fees (up $157 thousand). The $4.6 million increase in trust fee income during the nine months ended September 30, 2011 compared to the same period in 2010 was primarily the result of an increase in investment fees (up $3.4 million), securities lending income (up $469 thousand), custody fees (up $312 thousand) and estate fees (up $278 thousand). The increase in investment fees was primarily due to the general appreciation in the market values of assets in trust accounts on which these fees are generally based. Equity valuations during the respective periods of 2011 were higher on average compared to the same periods in 2010.

Trust fee income for the third quarter of 2011 decreased $571 thousand, or 3.0%, from the second quarter of 2011. A decrease in tax fees (down $763 thousand), which are seasonally higher during the second quarter, was partly offset by increases in estate fees (up $179 thousand), oil and gas trust management fees (up $144 thousand) and in investment fees (up $110 thousand).

At September 30, 2011, trust assets, including both managed assets and custody assets, were primarily composed of fixed income securities (45.8% of trust assets), equity securities (38.3% of trust assets) and cash equivalents (10.0% of trust assets). The estimated fair value of trust assets was $24.1 billion (including managed assets of $9.8 billion and custody assets of $14.3 billion) at September 30, 2011, compared to $24.9 billion (including managed assets of $9.9 billion and custody assets of $15.0 billion) at December 31, 2010 and $23.9 billion (including managed assets of $9.8 billion and custody assets of $14.1 billion) at September 30, 2010.

Service Charges on Deposit Accounts. Service charges on deposit accounts for the three and nine months ended September 30, 2011 decreased $674 thousand, or 2.7%, and $3.4 million, or 4.6%, compared to the same periods in 2010. The decrease during the three months ended September 30, 2011 was primarily due to decreases in overdraft/insufficient funds charges on both consumer and commercial accounts (down $998 thousand) partly offset by increases in service charges on commercial accounts (up $234 thousand) and point of sale income (up $173 thousand). The decrease during the nine months ended September 30, 2011 was primarily due to decreases in overdraft/insufficient funds charges on both consumer and commercial accounts (down $3.6 million), decreases in service charges on commercial accounts (down $649 thousand) and decreases in service charges on consumer accounts (down $286 thousand) partly offset by an increase in point of sale income (up $1.2 million). The decrease in overdraft/insufficient funds charges on consumer accounts during 2011 was partly related to a new rule issued by the Federal Reserve that became effective in the third quarter of 2010, as further discussed below. The decrease in service charges on commercial accounts during the nine months ended September 30, 2011 was partly related to decreases in service volumes for billable services. The increase in point of sale income from PIN-based debit card transactions during 2011 was related to an increase in the volume of transactions as well as a higher interchange pricing structure.

Service charges on deposit accounts for the third quarter of 2011 increased $687 thousand, or 2.9%, compared to the second quarter of 2011. The increase was due to increases in overdraft/insufficient funds charges on both consumer and commercial accounts (up $482 thousand) and service charges on commercial accounts (up $237 thousand).

Overdraft/insufficient funds charges totaled $9.0 million ($7.2 million consumer and $1.8 million commercial) during the third quarter of 2011 compared to $10.0 million ($7.8 million consumer and $2.2 million commercial) during the third quarter of 2010 and $8.5 million ($6.8 million consumer and $1.7 million commercial) during the second quarter of 2011. Overdraft/insufficient funds charges totaled $26.0 million ($20.6 million consumer and $5.4 million commercial) during the nine months ended September 30, 2011 compared to $29.6 million ($23.1 million consumer and $6.5 million commercial) during the nine months ended September 30, 2010. Overdraft/insufficient funds charges were partly impacted by changes in posting policies and a new rule issued by the Federal Reserve that became effective in the third quarter of 2010. The new rule prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Consumers must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices.

Point of sale income from PIN-based debit card transactions totaled $5.6 million and $4.4 million during the nine months ended September 30, 2011 and 2010, respectively. As discussed in the section captioned “Supervision and Regulation” included in Item 1. Business, of the 2010 Form 10-K, the Dodd-Frank Act amended the Electronic Fund Transfer Act (“EFTA”) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers, such as Frost Bank. In June 2011, the Federal Reserve issued a final rule that, among other things, establishes standards for determining whether an interchange fee received or charged by an issuer with respect to an electronic debit transaction is reasonable and proportional to the cost incurred by the issuer with respect to the transaction. These new standards took effect on October 1, 2011 and apply to issuers, such as the Corporation, that, together with their affiliates, have assets of $10 billion or more. Under the rule, the maximum permissible interchange fee for an electronic debit transaction will be the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. The Federal Reserve also issued an interim final rule that allows for an upward adjustment of no more than 1 cent to an issuer’s debit card interchange fee if the issuer develops and implements policies and procedures reasonably designed to achieve the fraud-prevention standards set out in the interim final rule. The fraud-prevention adjustment was effective on October 1, 2011, concurrent with the debit card interchange fee limits. The Corporation currently expects that revenues from debit card interchange transactions will likely be approximately one third of levels prior to October 1, 2011, in part due to the fact that certain merchant negotiated rates are less than the maximum prescribed rate under the new rule. Also see the discussion regarding income from Visa check card usage below under “Other Non-Interest Income.”

Insurance Commissions and Fees. Insurance commissions and fees for the three months ended September 30, 2011 increased $981 thousand, or 11.4%, compared to the same period in 2010. The increase is related to an increase in commission income (up $898 thousand). Insurance commissions and fees for the nine months ended September 30, 2011 increased $733 thousand, or 2.7%, compared to the same period in 2010. The increase is related to an increase in commission income (up $781 thousand). The increase in commission income was partly related to the acquisition of Clark Benefit Group in the second quarter of 2011 as well as normal variation in the timing of renewals and market demand for insurance products.

Insurance commissions and fees include contingent commissions totaling $426 thousand and $3.5 million during the three and nine months ended September 30, 2011 and $344 thousand and $3.6 million during the three and nine months ended September 30, 2010. Contingent commissions primarily consist of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. Such commissions are seasonal in nature and are primarily received during the first quarter of each year. These property and casualty related commissions totaled $2.2 million and $2.5 million during the nine months ended September 30, 2011 and 2010. Contingent commissions also include amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. These benefit plan related commissions totaled $417 thousand and $1.3 million during the three and nine months ended September 30, 2011 and $267 thousand and $1.1 million during the three and nine months ended September 30, 2010.

Insurance commissions and fees for the third quarter of 2011 increased $1.7 million, or 21.0%, compared to the second quarter of 2011. The increase was related to an increase in commission income (up $1.8 million) primarily due to normal variation in the timing of renewals and the market demand for insurance products.

Other Charges, Commissions and Fees. Other charges, commissions and fees for the three and nine months ended September 30, 2011 increased $426 thousand, or 5.5%, and $2.7 million, or 12.0%, compared to the same periods in 2010. The increase during the three months ended September 30, 2011 was primarily related to increases in loan processing fees (up $358 thousand), mutual fund management fees (up $298 thousand) and unused balance fees on loan commitments (up $186 thousand) partly offset by a decrease in investment banking fees related to corporate advisory services (down $182 thousand) and income related to the sale of annuities (down $116 thousand). The increase in other charges, commissions and fees during the nine months ended September 30, 2011 was primarily related to increases in mutual fund management fees (up $1.0 million), loan processing fees (up $863 thousand), unused balance fees on loan commitments (up $530 thousand) and income related to sale of annuities and mutual funds (up $317 thousand and $302 thousand, respectively).

Other charges, commissions and fees for the third quarter of 2011 decreased $344 thousand, or 4.1%, compared to the second quarter of 2011. The decrease was primarily due to a decrease in income from the sale of mutual funds and annuities (down $225 thousand and $125 thousand, respectively) and mutual fund management fees (down $90 thousand) partly offset by an increase in other service charges (up $142 thousand) and unused balance fees on loan commitments (up $120 thousand).

Net Gain/Loss on Securities Transactions. During the nine months ended September 30, 2011, the Corporation sold available-for-sale securities with an amortized cost totaling $5.6 billion and realized a net gain of $6.4 million on those sales. During the nine months ended September 30, 2010, the Corporation sold available-for-sale securities with an amortized cost totaling $10.0 billion and realized a net gain of $6 thousand on those sales. With the exception of the sales during the third quarter of 2011 discussed below, these securities were primarily purchased during each respective year and subsequently sold primarily in connection with the Corporation’s tax planning strategies related to the Texas franchise tax. The gross proceeds from the sales of these securities outside of Texas are included in total revenues/receipts from all sources reported for Texas franchise tax purposes, which results in a reduction in the overall percentage of revenues/receipts apportioned to Texas and subjected to taxation under the Texas franchise tax.

During the third quarter of 2011, the Corporation sold available-for-sale securities with an amortized cost totaling $32.6 million and realized a net gain of $6.4 million on those sales. The Corporation sold certain longer-duration municipal securities.

Other Non-Interest Income. Other non-interest income for the three months ended September 30, 2011 increased $269 thousand, or 2.2%, compared to the same period in 2010. Components of other non-interest income with significant increases included income from check card activity (up $679 thousand), sundry income from various miscellaneous items (up $402 thousand), mineral interest income (up $313 thousand) and gains on the sale of assets/foreclosed assets (up $194 thousand). Components of other non-interest income with significant decreases included income from securities trading and customer derivative activities (down $428 thousand), lease rental income (down $416 thousand) and income from municipal bond underwriting discounts/fees (down $293 thousand). The decrease in income from securities trading and customer derivative activities was primarily related to decreases in customer interest rate swap transaction fees and securities trading gains.

Other non-interest income for the nine months ended September 30, 2011 decreased $420 thousand, or 1.2%, compared to the same periods in 2010. Components of other non-interest income with significant decreases included income from securities trading and customer derivative activities (down $1.3 million), lease rental income (down $805 thousand), sundry income from various miscellaneous items (down $600 thousand), earnings on the cash surrender value of life insurance policies (down $376 thousand) and income from municipal bond underwriting discounts/fees (down $264 thousand). The decrease in income from securities trading and customer derivative activities was primarily related to decreases in customer interest rate swap transaction fees and securities trading gains partly offset by an increase in customer commodity swap and foreign exchange transaction fees. Components of other non-interest income with significant increases included income from check card activity (up $2.0 million), gains on the sale of assets/foreclosed assets (up $928 thousand) and mineral interest income (up $453 thousand).

Other non-interest income for the third quarter of 2011 increased $583 thousand, or 4.9%, compared to the second quarter of 2011. Contributing to the increase were increases in sundry income from various miscellaneous items (up $676 thousand) and mineral interest income (up $281 thousand) partly offset by a decrease in gains on the sale of assets/foreclosed assets (down $269 thousand) and income from securities trading and customer derivative activities (down $184 thousand). Sundry income from various miscellaneous items during the third quarter included $582 thousand related to a legal judgment.

The Corporation had income from Visa check card usage totaling $17.6 million and $15.6 million during the nine months ended September 30, 2011 and 2010. The Dodd-Frank Act amended the EFTA to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers, such as Frost Bank. As more fully discussed above relative to point of sale income from PIN-based debit card transactions under “Service Charges on Deposit Accounts,” in June 2011, the Federal Reserve issued new rules that will significantly impact the level of interchange fees that may be charged beginning October 1, 2011. The Corporation currently expects that revenues from Visa check card usage will likely be approximately one third of levels prior to October 1, 2011, in part due to the fact that certain merchant negotiated rates are less than the maximum prescribed rate under the new rule.

Non-Interest Expense

The components of non-interest expense were as follows:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2011	2011	2010	2011	2010
Salaries and wages	$61,697	$61,775	$59,743	$185,902	$178,845
Employee benefits	12,004	13,050	12,698	40,365	39,894
Net occupancy	12,080	11,823	12,197	35,555	34,969
Furniture and equipment	13,106	12,628	12,165	38,015	35,316
Deposit insurance	2,583	2,598	4,661	9,941	15,533
Intangible amortization	1,108	1,107	1,276	3,335	3,908
Other	34,829	33,816	29,812	101,152	93,335

Total	$137,407	$136,797	$132,552	$414,265	$401,800

Total non-interest expense for the three and nine months ended September 30, 2011 increased $4.9 million, or 3.7%, and increased $12.5 million, or 3.1%, compared to the same periods in 2010. Total non-interest expense for the third quarter of 2011 increased $610 thousand, or 0.4%, compared to the second quarter of 2011. Changes in the components of non-interest expense are discussed below.

Salaries and Wages. Salaries and wages for the three and nine months ended September 30, 2011 increased $2.0 million, or 3.3%, and $7.1 million, or 3.9%, compared to the same periods in 2010. The increases were primarily related to normal annual merit and market increases and incentive compensation expense partly offset by decreases in stock-based compensation expense. Salaries and wages expense for the third quarter of 2011 did not significantly fluctuate compared to the second quarter of 2011 as increases in salaries and wages resulting from normal annual merit and market increases were offset by a decrease in stock-based compensation expense.

Employee Benefits. Employee benefits expense for the three and nine months ended September 30, 2011 decreased $694 thousand, or 5.5%, and increased $471 thousand, or 1.2%, respectively, compared to the same periods in 2010. The decrease during the three months ended September 30, 2011 was primarily related to decreases in expenses related to the Corporation’s 401(k) and profit sharing plans (down $678 thousand). The increase during the nine months ended September 30, 2011 was primarily related to increases in expenses related to payroll taxes (up $533 thousand) and the Corporation’s 401(k) and profit sharing plans (up $233 thousand) and medical insurance expense (up $254 thousand).

Employee benefits expense for the third quarter of 2011 decreased $1.0 million, or 8.0%, compared to the second quarter of 2011 primarily due to decreases in expenses related to the Corporation’s 401(k) and profit sharing plans (down $595 thousand) and payroll taxes (down $380 thousand).

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

Net Occupancy. Net occupancy expense for the three and nine months ended September 30, 2011 decreased $117 thousand, or 1.0%, and increased $586 thousand, or 1.7%, compared to the same periods in 2010. The decrease during the three months ended September 30, 2011 was primarily related to decreases in lease expense (down $122 thousand) as well as various other categories of net occupancy partly offset by increases in service contracts expense (up $99 thousand) and building maintenance expense (up $68 thousand). The increase during the nine months ended September 30, 2011 was primarily related to increases in repairs expense (up $304 thousand), service contracts expense (up $261 thousand), building maintenance expense (up $246 thousand) and a decrease in parking garage income (down $162 thousand). Offsetting these items were decreases in utilities expense (down $129 thousand), building insurance expense (down $109 thousand) and lease expense (down $106 thousand). Net occupancy expense for the third quarter of 2011 increased $257 thousand, or 2.2%, compared to the second quarter of 2011. The increase was primarily related to increases in service contracts expense (up $250 thousand) and utilities expense (up $167 thousand) partly offset by an increase in parking garage income (up $153 thousand).

Furniture and Equipment. Furniture and equipment expense for the three and nine months ended September 30, 2011 increased $941 thousand, or 7.7%, and $2.7 million, or 7.6%, compared to the same periods in 2010. The increase during the three months ended September 30, 2011 was primarily related to increases in software maintenance (up $567 thousand), software amortization (up $254 thousand) and service contracts expense (up $196 thousand) partly offset by a decrease in depreciation on furniture and fixtures (down $140 thousand). The increase during the nine months ended September 30, 2011 was primarily related to increases in software maintenance (up $1.6 million) and software amortization (up $986 thousand) partly offset by a decrease in depreciation on furniture and fixtures (down $281 thousand). The increase in software amortization and maintenance was primarily related to new applications placed into service in 2010. Furniture and equipment expense for the third quarter of 2011 increased $478 thousand, or 3.8%, compared to the second quarter of 2011 primarily due to increases in software maintenance (up $212 thousand), software amortization (up $126 thousand) and depreciation on furniture and fixtures (up $109 thousand).

Deposit Insurance. Deposit insurance expense totaled $2.6 million and $9.9 million for the three and nine months ended September 30, 2011 compared to $4.7 million and $15.5 million for the three and nine months ended September 30, 2010. The decreases in deposit insurance expense in 2011 were primarily related to a change in the deposit insurance assessment base and a change in the method by which the assessment rate is determined for large financial institutions. Details of these changes are further discussed below. The decreases were also partly related to the Corporation opting out of the Transaction Account Guarantee component of the Temporary Liquidity Guarantee Program (“TLGP”) effective July 1, 2010. Deposit insurance expense for the third quarter of 2011 did not significantly fluctuate compared to the second quarter of 2011.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. As of September 30, 2011, $34.7 million in pre-paid deposit insurance is included in accrued interest receivable and other assets in the accompanying consolidated balance sheet.

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

Intangible Amortization. Intangible amortization is primarily related to core deposit intangibles and, to a lesser extent, intangibles related to customer relationships and non-compete agreements. Intangible amortization for the three and nine months ended September 30, 2011 decreased $168 thousand, or 13.2% and $573 thousand, or 14.7% compared to the same periods in 2010. The decreases in amortization expense are primarily the result of the completion of amortization of certain intangible assets and a reduction in the annual amortization rate of certain intangible assets as the Corporation uses an accelerated amortization approach which results in higher amortization rates during the earlier years of the useful lives of intangible assets. Intangible amortization expense during the third quarter of 2011 did not significantly fluctuate compared to the second quarter of 2011. The decrease in intangible amortization during 2011 was limited by the amortization of additional intangible assets acquired in the acquisition of Clark Benefit Group, an independent San Antonio based insurance agency during the second quarter of 2011. See Note 4 - Goodwill and Other Intangible Assets in the accompanying notes to consolidated financial statements included elsewhere in this report.

Other Non-Interest Expense. Other non-interest expense for the three and nine months ended September 30, 2011 increased $5.0 million, or 16.8%, and $7.8 million, or 8.4%, compared to the same periods in 2010. Components of other non-interest expense with significant increases during the three months ended September 30, 2011 included advertising/promotions expense (up $2.2 million), sundry losses from various miscellaneous items (up $1.7 million), losses on the sale/write-down of foreclosed assets (up $1.3 million) and web-site maintenance expense (up $483 thousand). The increase in advertising/promotions expense is primarily related to a new, expanded marketing campaign that began during the first quarter of 2011. The Corporation expects advertising/promotions expense throughout 2011 to be significantly higher than in 2010 as a result of this campaign. Sundry expense from miscellaneous items during the third quarter of 2011 included a $1.4 million write-down related to an interest in a limited partnership as well as several other one-time charges for various write-offs and losses which contributed to a higher level of expense in 2011. The increases in the aforementioned items were partly offset by decreases in losses on the sale of assets (down $775 thousand), property taxes on foreclosed assets (down $353 thousand) and professional services expense (down $261 thousand), among other things.

Components of other non-interest expense with significant increases during the nine months ended September 30, 2011 included advertising/promotions expense (up $5.1 million), web-site maintenance expense (up $1.5 million), sub-advisor investment management fees related to Frost Investment Advisors, LLC, (up $765 thousand), Visa check card expense (up $754 thousand) and travel expense (up $681 thousand). As mentioned above, the increase in advertising/promotions expense is primarily related to a new, expanded marketing campaign that began during the first quarter of 2011. The increases in the aforementioned items were partly offset by decreases in property taxes on foreclosed assets (down $976 thousand), amortization of net deferred costs related to loan commitments (down $901 thousand), losses on the sale/write-down of foreclosed assets (down $531 thousand), Federal Reserve service charges (down $514 thousand) and depreciation expense on leased properties (down $438 thousand).

Total other non-interest expense for the third quarter of 2011 increased $1.0 million, or 3.0%, compared to the second quarter of 2011. Significant components of the increase included increases in sundry losses from various miscellaneous items (up $2.0 million), losses on the sale/write-down of foreclosed assets (up $1.1 million), amortization of net deferred costs related to loan commitments (up $532 thousand) and advertising/promotions expense (up $253 thousand). These increases were partly offset by decreases in professional services expense (down $447 thousand), meals and entertainment expense (down $406 thousand) and stock-based compensation expense for outside directors (down $330 thousand).

Results of Segment Operations

The Corporation’s operations are managed along two operating segments: Banking and Frost Wealth Advisors (formerly Financial Management Group or “FMG”). A description of each business and the methodologies used to measure financial performance is described in Note 14 - Operating Segments in the accompanying notes to consolidated financial statements included elsewhere in this report. Net income (loss) by operating segment is presented below:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2011	2011	2010	2011	2010
Banking	$53,497	$55,438	$54,772	$160,788	$156,624
Frost Wealth Advisors	2,696	2,933	2,031	7,299	5,588
Non-Banks	(1,686)	(2,685)	(1,808)	(5,966)	(6,499)

Consolidated net income	$54,507	$55,686	$54,995	$162,121	$155,713

Banking

Net income for the three and nine months ended September 30, 2011 decreased $1.3 million, or 2.3%, and increased $4.2 million, or 2.7%, compared to the same periods in 2010. The decrease during the three months ended September 30, 2011 was primarily the result of a $7.9 million increase in income tax expense and a $4.5 million increase in non-interest expense partly offset by a $7.0 million increase in non-interest income, a $3.1 million increase in net interest income and a $1.1 million decrease in the provision for loan losses. The increase during the nine months ended September 30, 2011 was primarily the result of a $9.7 million increase in net interest income, a $4.9 million decrease in the provision for loan losses and a $4.5 million increase in non-interest income partly offset by a $9.9 million increase in non-interest expense and a $4.9 million increase in income tax expense.

Net interest income for the three and nine months ended September 30, 2011 increased $3.1 million, or 2.1%, and $9.7 million, or 2.3%, compared to the same periods in 2010. The increases primarily resulted from increases in the average volume of interest-earning assets partly offset by decreases in the net interest margin. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.

The provision for loan losses for the three and nine months ended September 30, 2011 totaled $9.0 million and $27.4 million compared to $10.1 million and $32.3 million for the same periods in 2010. See the analysis of the provision for loan losses included in the section captioned “Allowance for Loan Losses” included elsewhere in this discussion.

Non-interest income for the three and nine months ended September 30, 2011 increased $7.0 million, or 14.3%, and $4.5 million, or 3.1%, compared to the same periods in 2010. The increase during the three months ended September 30, 2011 was primarily due to increases in the net gain on sale of securities and insurance commissions and fees partly offset by a decrease in service charges on deposit accounts. The increase during the nine months ended September 30, 2011 was primarily due to increases in the net gain on sale of securities, other charges, commissions and fees and insurance commissions and fees partly offset by a decrease in service charges on deposit accounts. See the analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for the three months and nine ended September 30, 2011 increased $4.5 million, or 4.1%, and increased $9.9 million, or 2.9%, compared to the same periods in 2010. The increase during the three months ended September 30, 2011 was primarily due to an increase in other non-interest expense, salaries and wages and furniture and equipment expense partly offset by decreases in deposit insurance expense and employee benefits. The increase during the nine months ended September 30, 2011 was primarily due to an increase in other non-interest expense, salaries and wages and furniture and equipment expense partly offset by decreases in deposit insurance expense and intangible amortization. The increases in other non-interest expense were partly related to increases in advertising/promotions expense, among other things. The increases in salaries and wages were primarily related to normal annual merit and market increases and an increase in incentive compensation. The increase in furniture and equipment expense was due to increases in software maintenance and software amortization. The decrease in deposit insurance was primarily related to a change in the deposit insurance assessment base and a change in the method by which the assessment rate is determined for large financial institutions. The decrease was also partly related to the Corporation opting out of the Transaction Account Guarantee component of the Temporary Liquidity Guarantee Program effective July 1, 2010. See the analysis of these items included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

Income tax expense for the three and nine months ended September 30, 2011 increased $7.9 million, or 48.8%, and $4.9 million, or 10.5%, compared to the same periods in 2010. The increases were primarily due to the correction, during the third quarter of 2011, of an under-accrual of taxes that resulted from incorrectly deducting premium amortization on municipal securities for federal income tax purposes since 2008. See the analysis of these items included in the section captioned “Income Taxes” included elsewhere in this discussion.

Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $9.6 million and $28.1 million during the three and nine months ended September 30, 2011 and $8.6 million and $27.4 million during the three and nine months ended September 30, 2010. Insurance commission revenues increased $981 thousand, or 11.4%, during the three months ended September 30, 2011 and increased $733 thousand, or 2.7%, during the nine months ended September 30, 2011, compared to the same periods in 2010. See the analysis of insurance commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Frost Wealth Advisors

Net income for the three and nine months ended September 30, 2011 increased $665 thousand, or 32.7%, and $1.7 million, or 30.6%, compared to the same periods in 2010. The increase during the three months ended September 30, 2011 was primarily due to a $1.6 million increase non-interest income partly offset by a $428 thousand increase in non-interest expense, a $359 thousand increase in income tax expense and a $163 thousand decrease in net interest income. The increase during the nine months ended September 30, 2011 was primarily due to a $5.9 million increase non-interest income partly offset by a $2.9 million increase in non-interest expense, a $925 thousand increase in income tax expense and a $343 thousand decrease in net interest income.

Net interest income for the three and nine months ended September 30, 2011 decreased $163 thousand, or 9.3%, and $343 thousand, or 7.2%, compared to the same periods in 2010. The decrease in net interest income was due to a decrease in the funds transfer price received for funds provided to the Corporation.

Non-interest income for the three and nine months ended September 30, 2011 increased $1.6 million, or 7.6%, and $5.9 million, or 9.2%, compared to the same periods in 2010. The increase during the three months ended September 30, 2011 was primarily due to increases in trust fees (up $1.4 million) and other charges, commissions and fees (up $324 thousand) partly offset by a decrease in other non-interest income (down $157 thousand). The increase during the nine months ended September 30, 2011 was primarily due to increases in trust fees (up $4.7 million) and other charges, commissions and fees (up $1.5 million) partly offset by a decrease in other non-interest income (down $368 thousand).

Trust fee income is the most significant income component for Frost Wealth Advisors. Investment fees are the most significant component of trust fees, making up approximately 74% of total trust fees for both the first nine months of 2011 and 2010. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. The increase in trust fee income during the three months ended September 30, 2011 compared to the same period in 2010 was primarily the result of an increase in investment fees. The increase in trust fee income during the nine months ended September 30, 2011 compared to the same period in 2010 was primarily the result of an increase in investment fees and securities lending income. See the analysis of trust fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

The increases in other charges, commissions and fees during the three and nine months ended September 30, 2011 compared to the same periods in 2010 were primarily due to increases in mutual fund management fees and income related to the sale of annuities and mutual funds.

Non-interest expense for the three and nine months ended September 30, 2011 increased $428 thousand, or 2.1%, and $2.9 million, or 4.8%, compared to the same periods in 2010. The increase during the three months ended September 30, 2011 was primarily due to an increase in salaries and wages (up $463 thousand). The increase during the nine months ended September 30, 2011 was primarily due to increases in salaries and wages (up $1.2 million) and other non-interest expense (up $1.8 million). The increases in salaries and wages during the three and nine months ended September 30, 2011 was primarily related to normal annual merit and market increases. The increase in other non-interest expense during the nine months ended September 30, 2011 was partly related to increases in sub-advisor investment management fees related to Frost Investment Advisors, LLC, and increases in various overhead cost allocations, among other things, partly offset by decreases in sundry losses from various miscellaneous items.

Non-Banks

The net loss for the Non-Banks operating segment decreased $122 thousand and $533 thousand for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The decrease during the three months ended September 30, 2011 was primarily due to a $214 thousand increase in non-interest income and $119 thousand decrease in non-interest expense partly offset by a $240 thousand decrease in income tax benefit. The decrease during the nine months ended September 30, 2011 was primarily due to a $371 thousand decrease in non-interest expense, a $233 thousand increase in non-interest income and a $222 thousand decrease in net interest expense partly offset by a $293 thousand decrease in income tax benefit.

Income Taxes

The Corporation recognized income tax expense of $23.7 million and $50.0 million, for an effective tax rate of 30.3% and 23.6% for the three and nine months ended September 30, 2011 compared to $15.2 million and $43.8 million, for an effective tax rate of 21.7% and 22.0% for the three and nine months ended September 30, 2010. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies. The increase in the effective tax rate for the three and nine months ended September 30, 2011 compared to the same periods in 2010 was primarily due to the correction, during the third quarter of 2011, of an under-accrual of taxes that resulted from incorrectly deducting premium amortization on municipal securities for federal income tax purposes since 2008. As a result, the Corporation recognized additional income tax expense totaling $4.3 million, which included interest and penalties, related to the 2010, 2009 and 2008 tax years. Additionally, income tax expense for the third quarter of 2011 also included an accrual of $1.7 million related to premium amortization on municipal securities for the first and second quarters of 2011. Excluding the effect of the correction related to prior year amounts, the Corporation’s effective tax rate would have been 21.5% for the nine months ended September 30, 2011.

Average Balance Sheet

Average assets totaled $18.2 billion for the nine months ended September 30, 2011 representing an increase of $1.3 billion, or 7.5%, compared to average assets for the same period in 2010. The increase was primarily reflected in earning assets, which increased $1.3 billion, or 8.5%, during the first nine months of 2011 compared to the same period in 2010. The increase in earning assets was primarily due to a $721.0 million increase in average securities and a $659.6 million increase in average interest-bearing deposits and federal funds sold and resale agreements partly offset by a $90.3 million decrease in average loans. The growth in average interest-earning assets was primarily funded by an increase in deposits. Total deposits averaged $14.9 billion for the first nine months of 2011, increasing $1.0 billion, or 7.6%, compared to the same period in 2010. Average interest-bearing accounts totaled 62.9% and 64.6% of average total deposits during the first nine months of 2011 and 2010, respectively.

Loans

Loans were as follows as of the dates indicated:

	September 30,	Percent	June 30,	December 31,	September 30,
	2011	of Total	2011	2010	2010
Commercial and industrial:
Commercial	$3,571,807	44.2%	$3,510,738	$3,479,349	$3,415,306
Leases	184,614	2.3	184,991	186,443	189,810
Asset-based	175,120	2.1	146,421	122,866	123,658

Total commercial and industrial	3,931,541	48.6	3,842,150	3,788,658	3,728,774

Commercial real estate:
Commercial mortgages	2,370,871	29.3	2,403,350	2,374,542	2,359,169
Construction	508,182	6.3	533,132	593,273	586,073
Land:	214,436	2.6	220,617	234,952	238,060

Total commercial real estate	3,093,489	38.2	3,157,099	3,202,767	3,183,302
Consumer real estate:
Home equity loans	277,284	3.4	276,869	275,806	279,106
Home equity lines of credit	190,958	2.4	189,356	186,465	180,538
1-4 family residential mortgages	47,455	0.6	49,849	57,877	60,177
Construction	17,965	0.2	17,952	23,565	24,446
Other	233,053	2.9	239,043	254,551	266,558

Total consumer real estate	766,715	9.5	773,069	798,264	810,825
Total real estate	3,860,204	47.7	3,930,168	4,001,031	3,994,127
Consumer and other:
Consumer installment	299,417	3.7	298,327	319,384	322,239
Other	14,926	0.2	15,978	28,234	28,891

Total consumer and other	314,343	3.9	314,305	347,618	351,130
Unearned discounts	(16,511)	(0.2)	(18,411)	(20,287)	(21,083)

Total loans	$8,089,577	100.0%	$8,068,212	$8,117,020	$8,052,948

Loans decreased $27.4 million, or 0.3%, compared to December 31, 2010. The majority of the Corporation’s loan portfolio is comprised of commercial and industrial loans and real estate loans. Commercial and industrial loans made up 48.6% and 46.7% of total loans at September 30, 2011 and December 31, 2010, respectively while real estate loans made up 47.7% and 49.3% of total loans, respectively, at those dates. Real estate loans include both commercial and consumer balances.

Commercial and industrial loans increased $142.9 million, or 3.8%, during the first nine months of 2011. The Corporation’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Corporation’s loan policy guidelines. The commercial and industrial loan portfolio also includes the commercial lease and asset-based lending portfolios as well as purchased shared national credits (“SNC”s) which are discussed in more detail below.

Purchased shared national credits are participations purchased from upstream financial organizations and tend to be larger in size than the Corporation’s originated portfolio. The Corporation’s purchased SNC portfolio totaled $519.3 million at September 30, 2011, increasing $59.3 million, or 12.9%, from $460.0 million at December 31, 2010. At September 30, 2011, 71.3% of outstanding purchased SNCs was related to the energy industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the commercial and industrial portfolio, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of the Corporation’s customers. As a matter of policy, the Corporation generally only participates in SNCs for companies headquartered in or which have significant operations within the Corporation’s market areas. In addition, the Corporation must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.

Real estate loans decreased $140.8 million, or 3.5%, during the first nine months of 2011. Real estate loans include both commercial and consumer balances. Commercial real estate loans totaled $3.1 billion at September 30, 2011 and represented 80.1% of total real estate loans. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. The Corporation’s primary focus for its commercial real estate portfolio has been growth in loans secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan.

The consumer loan portfolio, including all consumer real estate, decreased $51.5 million, or 4.6%, from December 31, 2010. As the following table illustrates, the consumer loan portfolio has two distinct segments, including consumer real estate and consumer installment.

	September 30,	June 30,	December 31,	September 30,
	2011	2011	2010	2010
Consumer real estate:
Home equity loans	$277,284	$276,869	$275,806	$279,106
Home equity lines of credit	190,958	189,356	186,465	180,538
1-4 family residential mortgages	47,455	49,849	57,877	60,177
Construction	17,965	17,952	23,565	24,446
Other	233,053	239,043	254,551	266,558

Total consumer real estate	766,715	773,069	798,264	810,825
Consumer installment	299,417	298,327	319,384	322,239

Total consumer loans	$1,066,132	$1,071,396	$1,117,648	$1,133,064

Consumer real estate loans, decreased $31.5 million, or 4.0%, from December 31, 2010. Combined, home equity loans and lines of credit made up 61.1% and 57.9% of the consumer real estate loan total at September 30, 2011 and December 31, 2010, respectively. The Corporation offers home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans. In general, the Corporation no longer originates 1-4 family mortgage loans, however, from time to time, the Corporation may invest in such loans to meet the needs of its customers.

The consumer installment loan portfolio primarily consists of automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents, and other similar types of credit facilities.

Non-Performing Assets

Non-performing assets and accruing past due loans are presented in the table below. All troubled debt restructurings are reported as non-accrual loans.

	September 30, 2011	June 30, 2011	December 31, 2010	September 30, 2010
Non-accrual loans:
Commercial and industrial	$58,208	$73,686	$60,408	$66,128
Commercial real estate	47,154	52,729	73,512	75,158
Consumer real estate	4,060	3,683	2,758	2,541
Consumer and other	756	430	462	1,073

Total non-accrual loans	110,178	130,528	137,140	144,900
Foreclosed assets:
Real estate	29,114	30,822	27,339	23,328
Other	—	—	471	450

Total foreclosed assets	29,114	30,822	27,810	23,778

Total non-performing assets	$139,292	$161,350	$164,950	$168,678

Ratio of non-performing assets to:
Total loans and foreclosed assets	1.72%	1.99%	2.03%	2.09%
Total assets	0.71	0.87	0.94	0.95

Accruing past due loans:
30 to 89 days past due	$54,728	$45,217	$55,045	$55,815
90 or more days past due	17,682	12,992	26,922	33,850

Total accruing past due loans	$72,410	$58,209	$81,967	$89,665

Ratio of accruing past due loans to total loans:
30 to 89 days past due	0.68%	0.56%	0.68%	0.69%
90 or more days past due	0.22	0.16	0.33	0.42

Total accruing past due loans	0.90%	0.72%	1.01%	1.11%

Non-performing assets include non-accrual loans and foreclosed assets. Non-performing assets at September 30, 2011 decreased $25.7 million from December 31, 2010. In general, the level of non-performing assets during the comparable periods is reflective of weaker economic conditions which began in the latter part of 2008, although the Corporation has experienced decreases in the levels of classified assets in recent quarters. The decrease in non-accrual commercial loans at September 30, 2011 compared to June 30, 2011 was primarily related to $12.0 million in charge-offs related to three credit relationships. Non-accrual commercial loans included two credit relationships in excess of $5 million totaling $24.2 million at September 30, 2011 and three credit relationships in excess of $5 million totaling $25.8 million at December 31, 2010. Non-accrual real estate loans primarily consist of land development, 1-4 family residential construction credit relationships and loans secured by office buildings and religious facilities. Non-accrual commercial real estate loans included one credit relationship in excess of $5 million totaling $5.8 million at September 30, 2011 and one credit relationship in excess of $5 million totaling $6.4 million at December 31, 2010. Generally, loans are placed on non-accrual status if principal or interest payments become 90 days past due and/or management deems the collectability of the principal and/or interest to be in question, as well as when required by regulatory requirements. Once interest accruals are discontinued, accrued but uncollected interest is charged to current year operations. Subsequent receipts on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured.

Foreclosed assets represent property acquired as the result of borrower defaults on loans. Foreclosed assets are recorded at estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for loan losses. Subsequent to foreclosure, the fair value of property held is monitored/evaluated by a third-party service and reviewed with management on a quarterly basis. Write-downs are provided for subsequent declines in value and are included in other non-interest expense along with other expenses related to maintaining the properties. During 2011 and 2010, foreclosed assets, particularly among certain classes of property (primarily land), experienced significant deterioration in fair values as a result of the prevailing weaker economic conditions. Write-downs of foreclosed assets totaled $2.2 million and $1.5 million, during the nine months ended September 30, 2011 and 2010, respectively. During the nine months ended September 30, 2011, the Corporation recognized write-downs on 23 different properties/relationships with the average write-down totaling $94 thousand and the largest individual write-down totaling $689 thousand. The weighted-average percentage write-down was 36.0%. The weighted-average number of days these properties were held as foreclosed assets prior to write-down was 280 days. During the nine months ended September 30, 2010, the Corporation recognized write-downs on 38 different properties/relationships with the average write-down totaling $39 thousand and the largest individual write-down totaling $220 thousand. The weighted-average percentage write-down was 27.7%. The weighted-average number of days these properties were held as foreclosed assets prior to write-down was 395 days. There were no significant concentrations of any properties, to which the aforementioned write-downs relate, in any single geographic region.

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At September 30, 2011 and December 31, 2010, the Corporation had $42.3 million and $33.8 million in loans of this type which are not included in either of the non-accrual or 90 days past due loan categories. At September 30, 2011, potential problem loans consisted of six credit relationships. Of the total outstanding balance at September 30, 2011, 70.1% related to two customers in the construction industry, 14.6% related to two customers in manufacturing and 12.2% related to a customer that operates a hotel. Weakness in these companies’ operating performance has caused the Corporation to heighten the attention given to these credits.

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

The table below provides, as of the dates indicated, an allocation of the allowance for loan losses by loan type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	September 30, 2011	December 31, 2010	September 30, 2010
Commercial and industrial	$46,885	$57,789	$64,198
Commercial real estate	20,812	28,534	30,995
Consumer real estate	3,446	3,223	2,380
Consumer and other	12,807	11,974	17,545
Unallocated	31,483	24,796	11,039

Total	$115,433	$126,316	$126,157

As of September 30, 2011, the reserve allocated to commercial and industrial loans decreased $10.9 million compared to December 31, 2010 and $17.3 million compared to September 30, 2010. The decreases were primarily related to decreases in the level of classified loans and allocations for specific loans. Classified commercial and industrial loans (loans having a risk grade of 11, 12 or 13) totaled $182.4 million at September 30, 2011 compared to $198.3 million at December 31, 2010 and $229.1 million at September 30, 2010. The decreases were also due, in part, to a decrease in the historical loss allocation factor applied to non-classified commercial and industrial loans. The base historical loss allocation for each category of loans is the product of the volume of loans within each level of risk classification and the historical loss allocation factor for that particular level of risk classification, adjusted, as necessary to reflect the impact of current conditions. The base historical loss allocation is then adjusted upwards utilizing an environmental adjustment factor that is based upon a more qualitative analysis of risk. See Note 3 – Loans in the accompanying notes to consolidated financial statements for information regarding the various risks that may be considered in the determination of the environmental adjustment factor. Prior to the first quarter of 2011, the base historical loss allocation factors for non-classified loans determined based upon actual historical loss experience were adjusted upwards given the continued higher levels of charge-offs relative to historical average and the prevailing uncertain economic conditions. During the first quarter of 2011, the amounts of these upward adjustments were partly reduced in light of the decreasing trend in classified loans and an improvement in the outlook related to credit quality. The impact of these reductions was partly offset by the effect of an increase in the environmental adjustment factor. The environmental adjustment factor resulted in additional general valuation allowances for commercial and industrial loans totaling $6.0 million at September 30, 2011, $4.4 million at December 31, 2010 and $4.0 million at September 30, 2010. Specific allocations of the allowance for loan losses related to commercial and industrial loans totaled $6.9 million at September 30, 2011 compared to $9.1 million at December 31, 2010 and $16.6 million at September 30, 2010.

As of September 30, 2011, the reserve allocated to commercial real estate loans decreased $7.7 million compared to December 31, 2010 and $10.2 million compared to September 30, 2010. The decreases were primarily related to decreases in the level of classified loans and allocations for specific loans. Classified commercial real estate loans totaled $172.1 million at September 30, 2011 compared to $213.6 million at December 31, 2010 and $223.0 million at September 30, 2010. The decrease was also due, in part, to a decrease in the historical loss allocation factor applied to non-classified commercial real estate loans, as discussed above with regards to commercial and industrial loans, offset by the effect of an increase in the environmental adjustment factor. The environmental adjustment factor resulted in additional general valuation allowances for commercial real estate loans totaling $4.0million at September 30, 2011, $3.0 million at December 31, 2010 and $3.2 million at September 30, 2010. Specific allocations of the allowance for loan losses related to commercial real estate loans totaled $1.3 million at September 30, 2011 compared to $4.1 million at December 31, 2010 and $4.0 million at September 30, 2010.

The reserve allocated to consumer real estate loans did not significantly fluctuate at September 30, 2011 compared to December 31, 2010 and increased $1.1 million compared to September 30, 2010. The increase in the reserve allocated to consumer real estate loans at September 30, 2011 compared to September 30, 2010 was partly related to an increase in the volume of loans as well as an increase in the historical loss allocation factor a applied to non-classified consumer real estate loans. The reserve allocated to consumer and other loans at September 30, 2011 increased $833 thousand compared to December 31, 2010 and decreased $4.7 million compared to September 30, 2010. The increase in the reserve allocated to consumer and other loans at September 30, 2011 compared to December 31, 2010 was primarily related to an increase in the historical loss allocation factor and an increase in the environmental adjustment factor, partly offset by the effect of a decrease in the volume of loans. The decrease in the reserve allocated to consumer and other loans at September 30, 2011 compared to September 30, 2010 was primarily related to a decrease in the volume of loans, partly offset by the effect of an increase in the historical loss allocation factor and an increase in the environmental adjustment factor.

The unallocated portion of the allowance for loan losses represents general valuation allowances that are not allocated to specific loan portfolio segments. See Note 3 – Loans in the accompanying notes to consolidated financial statements for information regarding the components of the unallocated portion of the allowance. The unallocated portion of the allowance for loan losses at September 30, 2011 increased $6.7 million compared to December 31, 2010 and increased $20.4 million compared to September 30, 2010. These fluctuations were primarily due to increases in the allocation for general macroeconomic risk which totaled $22.5 million at September 30, 2011 compared to $18.0 million at December 31, 2010 and $4.1 million at September 30, 2010. As of September 30, 2010, the allocation for general macroeconomic risk was at a reduced level in light of several factors including (i) a stabilization of the weighted-average portfolio risk grade trend, in part due to higher resolutions and more downgrades migrating from risk grade 10 rather than risk grade 9 or better, (ii) management’s belief that the level of classified loans had reached its peak during the second quarter of 2010 and that there was less uncertainty about the Corporation’s loan portfolio, (iii) a decrease in the rate of quarterly charge-offs, (iv) decreased volatility in risk-grade movements coupled with the expectation of less volatility for the later part of 2010 and (v) favorable trends in certain components of the Texas Leading index, an economic indicator which management believes portends credit quality direction. By December 31, 2010, the allocation for general macroeconomic risk had increased $13.9 million from September 30, 2010 as management believed that the improving trends seen in certain components of the Texas Leading Index, as well as in the national economy as a whole, were primarily driven by government stimulus programs, the extension of tax cuts and the monetary policy of the Federal Reserve with regards to quantitative easing. Such measures were expected to act as a catalyst for long-term growth; however, while short-term improvements were seen, management believes that these measures did not lead to private-sector employment growth and increased consumer spending levels as they were expected. Accordingly, the $13.9 million increase in the allocation for general macroeconomic risk during the last quarter of 2010 and the further $4.6 million during the nine months ended September 30, 2011 compared to December 31, 2010 were reflective of continued economic uncertainty resulting from weakness in certain business sectors (including contractors, builders, commercial real estate, manufacturing and healthcare), high unemployment and relatively low consumer spending activity. The Corporation primarily monitors communications and statistical data from the Federal Reserve and other agencies of the U.S. government in assessing the status of these factors.

Activity in the allowance for loan losses is presented in the following table.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2011	2011	2010	2011	2010
Balance at beginning of period	$122,741	$124,321	$125,442	$126,316	$125,309

Provision for loan losses	9,010	8,985	10,100	27,445	32,321

Charge-offs:
Commercial and industrial	(15,085)	(5,576)	(6,739)	(28,258)	(22,241)
Commercial real estate	(1,689)	(4,694)	(1,911)	(10,261)	(6,982)
Consumer real estate	(834)	(459)	(673)	(2,113)	(1,734)
Consumer and other	(2,359)	(2,397)	(3,155)	(7,058)	(8,748)

Total charge-offs	(19,967)	(13,126)	(12,478)	(47,690)	(39,705)

Recoveries:
Commercial and industrial	1,484	858	951	3,109	2,214
Commercial real estate	406	136	298	1,099	935
Consumer real estate	84	97	244	471	359
Consumer and other	1,675	1,470	1,600	4,683	4,724

Total recoveries	3,649	2,561	3,093	9,362	8,232

Net charge-offs	(16,318)	(10,565)	(9,385)	(38,328)	(31,473)

Balance at end of period	$115,433	$122,741	$126,157	$115,433	$126,157

Ratio of allowance for loan losses to:
Total loans	1.43%	1.52%	1.57%	1.43%	1.57%
Non-accrual loans	104.77	94.03	87.06	104.77	87.06

Ratio of annualized net charge-offs to average total loans	0.81	0.52	0.46	0.64	0.52

The provision for loan losses decreased $1.1 million, or 10.8%, and $4.9 million, or 15.1%, during the three and nine months ended September 30, 2011 compared to the same periods in 2010. The provision for loan losses increased $25 thousand, or 0.3%, during the third quarter of 2011 compared to the second quarter of 2011. The level of the provision for loan losses during 2011 is reflective of the decreasing trend in classified loans. Net charge-offs during the three months ended September 30, 2011 increased $6.9 million while net charge-offs during the nine months ended September 30, 2011 increased $6.9 million, compared in each case, to the same periods in 2010. Net charge-offs for the third quarter of 2011 increased $5.8 million compared to the second quarter of 2011. Net charge-offs in the third quarter of 2011 included three larger credit relationships with charge-offs totaling $12.0 million. The ratio of the allowance for loan losses to total loans decreased 13 basis points from 1.56% at December 31, 2010 to 1.43% at September 30, 2011. Management believes the recorded amount of the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, the Corporation’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

Capital and Liquidity

Capital. Shareholders’ equity totaled $2.2 billion at September 30, 2011 and $2.1 billion at both December 31, 2010 and September 30, 2010. In addition to net income of $162.1 million, other changes in shareholders’ equity during the first nine months of 2011 included other comprehensive income, net of tax, of $89.8 million, $84.0 million of dividends paid, $7.2 million in proceeds from stock option exercises and the related tax benefits of $304 thousand and $10.0 million related to stock-based compensation. Additionally, the Corporation issued $1.4 million in newly issued common stock directly to the Corporation’s 401(k) plan in connection with matching contributions.

The accumulated other comprehensive income/loss component of shareholders’ equity totaled a net, after-tax, unrealized gain of $244.1 million at September 30, 2011 compared to a net, after-tax, unrealized gain of $154.3 million at December 31, 2010. The increase was primarily due to a $106.0 million net after-tax increase in the net unrealized gain on securities available for sale partly offset by a $17.7 million net after-tax decrease in the accumulated net gain on effective cash flow hedges. Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to securities available for sale, effective cash flow hedges and defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. See Note 7 - Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.

The Corporation paid quarterly dividends of $0.45, $0.46 and $0.46 per common share during the first, second and third quarters of 2011, respectively, and quarterly dividends of $0.43, $0.45 and $0.45 per common share during the first, second and third quarters of 2010. This equates to a dividend payout ratio of 51.7% and 51.8% during the three and nine months ended September 30, 2011 and 49.7% and 51.7% during the three and nine months ended September 30, 2010.

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

Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 7 - Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At September 30, 2011, Cullen/Frost had liquid assets, including cash and resell agreements, totaling $178.6 million, which included $8.3 million in cash collateral on deposit with other financial institution counterparties to interest rate swap transactions.

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

Consolidated Average Balance Sheets and Interest Income Analysis - Year-to-Date

(dollars in thousands - taxable-equivalent basis)

	September 30, 2011			September 30, 2010
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$2,488,736	$4,454	0.24%	$1,821,356	$3,282	0.24%
Federal funds sold and resell agreements	14,662	44	0.40	22,447	59	0.35
Securities:
Taxable	3,671,698	92,942	3.50	3,220,428	91,525	3.94
Tax-exempt	2,174,072	110,117	6.98	1,904,327	95,775	7.05

Total securities	5,845,770	203,059	4.80	5,124,755	187,300	5.08
Loans, net of unearned discounts	8,065,806	302,220	5.01	8,156,107	311,724	5.11

Total Earning Assets and Average Rate Earned	16,414,974	509,777	4.20	15,124,665	502,365	4.50
Cash and due from banks	614,113			526,228
Allowance for loan losses	(124,540)			(126,894)
Premises and equipment, net	316,421			321,127
Accrued interest and other assets	1,007,915			1,115,939

Total Assets	$18,228,883			$16,961,065

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$4,928,636			$4,443,950
Correspondent banks	324,247			303,681
Public funds	288,478			159,218

Total non-interest-bearing demand deposits	5,541,361			4,906,849
Interest-bearing deposits:
Private accounts
Savings and interest checking	2,488,906	1,683	0.09	2,241,655	2,408	0.14
Money market deposit accounts	5,330,493	11,045	0.28	5,017,313	13,634	0.36
Time accounts	1,141,042	3,912	0.46	1,271,916	6,517	0.69
Public funds	415,331	563	0.18	431,202	713	0.22

Total interest-bearing deposits	9,375,772	17,203	0.25	8,962,086	23,272	0.35

Total deposits	14,917,133			13,868,935
Federal funds purchased and repurchase agreements	579,813	277	0.06	464,682	290	0.08
Junior subordinated deferrable interest debentures	123,712	5,073	5.47	132,187	5,297	5.34
Subordinated notes payable and other notes	216,484	10,497	6.47	250,000	12,239	6.53
Federal Home Loan Bank advances	37	2	6.00	3,460	169	6.53

Total Interest-Bearing Funds and Average Rate Paid	10,295,818	33,052	0.43	9,812,415	41,267	0.56

Accrued interest and other liabilities	248,535			243,168

Total Liabilities	16,085,714			14,962,432
Shareholders’ Equity	2,143,169			1,998,633

Total Liabilities and Shareholders’ Equity	$18,228,883			$16,961,065

Net interest income		$476,725			$461,098

Net interest spread			3.77%			3.94%

Net interest income to total average earning assets			3.93%			4.13%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis-By-Quarter

(dollars in thousands - taxable-equivalent basis)

	September 30, 2011			June 30, 2011
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$3,243,562	$1,811	0.22%	$2,339,671	$1,472	0.25%
Federal funds sold and resell agreements	15,957	15	0.38	11,517	13	0.45
Securities:
Taxable	3,538,329	30,089	3.57	3,739,158	31,668	3.51
Tax-exempt	2,219,092	36,916	6.98	2,185,129	36,955	6.99

Total securities	5,757,421	67,005	4.88	5,924,287	68,623	4.79
Loans, net of unearned discounts	8,036,183	101,166	4.99	8,080,375	101,201	5.02

Total Earning Assets and Average Rate Earned	17,053,123	169,997	4.03	16,355,850	171,309	4.25
Cash and due from banks	582,192			608,521
Allowance for loan losses	(120,908)			(125,455)
Premises and equipment, net	318,443			314,758
Accrued interest and other assets	992,153			1,015,939

Total Assets	$18,825,003			$18,169,613

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$5,232,235			$4,867,999
Correspondent banks	319,471			317,236
Public funds	353,660			278,782

Total non-interest-bearing demand deposits	5,905,366			5,464,017
Interest-bearing deposits:
Private accounts
Savings and interest checking	2,527,855	430	0.07	2,500,098	668	0.11
Money market deposit accounts	5,501,921	3,498	0.25	5,325,824	3,794	0.29
Time accounts	1,122,534	1,211	0.43	1,136,221	1,293	0.46
Public funds	371,440	167	0.18	417,022	191	0.18

Total interest-bearing deposits	9,523,750	5,306	0.22	9,379,165	5,946	0.25

Total deposits	15,429,116			14,843,182
Federal funds purchased and repurchase agreements	645,794	63	0.04	570,552	83	0.06
Junior subordinated deferrable interest debentures	123,712	1,710	5.53	123,712	1,691	5.47
Subordinated notes payable and other notes	150,543	2,338	6.21	250,000	4,080	6.53
Federal Home Loan Bank advances	33	1	6.00	37	—	6.00

Total Interest-Bearing Funds and Average Rate Paid	10,443,832	9,418	0.36	10,323,466	11,800	0.46

Accrued interest and other liabilities	267,016			245,596

Total Liabilities	16,616,214			16,033,079
Shareholders’ Equity	2,208,789			2,136,534

Total Liabilities and Shareholders’ Equity	$18,825,003			$18,169,613

Net interest income		$160,579			$159,509

Net interest spread			3.67%			3.79%

Net interest income to total average earning assets			3.81%			3.95%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis-By-Quarter

(dollars in thousands - taxable-equivalent basis)

	March 31, 2011			December 31, 2010
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$1,867,858	$1,171	0.25%	$2,425,664	$1,619	0.26%
Federal funds sold and resell agreements	16,517	16	0.39	15,301	15	0.39
Securities:
Taxable	3,789,497	31,185	3.39	3,482,517	29,877	3.58
Tax-exempt	2,067,194	36,246	7.15	1,995,820	33,252	7.02

Total securities	5,856,691	67,431	4.73	5,478,337	63,129	4.83
Loans, net of unearned discounts	8,081,356	99,854	5.01	8,033,289	103,071	5.09

Total Earning Assets and Average Rate Earned	15,822,422	168,472	4.34	15,952,591	167,834	4.25
Cash and due from banks	652,399			617,588
Allowance for loan losses	(127,328)			(126,292)
Premises and equipment, net	316,036			316,772
Accrued interest and other assets	1,014,253			1,094,661

Total Assets	$17,677,782			$17,855,320

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$4,679,602			$4,849,037
Correspondent banks	336,218			331,129
Public funds	231,651			190,594

Total non-interest-bearing demand deposits	5,247,471			5,370,760
Interest-bearing deposits:
Private accounts
Savings and interest checking	2,437,774	585	0.10	2,385,777	658	0.11
Money market deposit accounts	5,159,976	3,753	0.29	5,270,276	4,158	0.31
Time accounts	1,164,835	1,409	0.49	1,189,282	1,667	0.56
Public funds	458,489	204	0.18	418,586	218	0.21

Total interest-bearing deposits	9,221,074	5,951	0.26	9,263,921	6,701	0.29

Total deposits	14,468,545			14,634,681
Federal funds purchased and repurchase agreements	521,731	131	0.10	438,832	147	0.13
Junior subordinated deferrable interest debentures	123,712	1,672	5.41	123,712	1,685	5.45
Subordinated notes payable and other notes	250,000	4,079	6.53	250,000	4,079	6.53
Federal Home Loan Bank advances	42	1	6.00	46	1	6.00

Total Interest-Bearing Funds and Average Rate Paid	10,116,559	11,834	0.47	10,076,511	12,613	0.50

Accrued interest and other liabilities	230,951			294,100

Total Liabilities	15,594,981			15,741,371
Shareholders’ Equity	2,082,801			2,113,949

Total Liabilities and Shareholders’ Equity	$17,677,782			$17,855,320

Net interest income		$156,638			$155,221

Net interest spread			3.87%			3.75%

Net interest income to total average earning assets			4.03%			3.93%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis-By-Quarter

(dollars in thousands - taxable-equivalent basis)

	September 30, 2010
	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$2,127,686	$1,438	0.27%
Federal funds sold and resell agreements	33,805	28	0.33
Securities:
Taxable	3,432,481	30,968	3.77
Tax-exempt	1,937,932	32,340	7.08

Total securities	5,370,413	63,308	4.95
Loans, net of unearned discounts	8,058,097	104,200	5.13

Total Earning Assets and Average Rate Earned	15,590,001	168,974	4.39
Cash and due from banks	562,861
Allowance for loan losses	(127,308)
Premises and equipment, net	317,833
Accrued interest and other assets	1,127,085

Total Assets	$17,470,472

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$4,660,006
Correspondent banks	293,283
Public funds	172,165

Total non-interest-bearing demand deposits	5,125,454
Interest-bearing deposits:
Private accounts
Savings and interest checking	2,270,935	787	0.14
Money market deposit accounts	5,269,509	4,426	0.33
Time accounts	1,229,182	1,904	0.61
Public funds	396,143	217	0.22

Total interest-bearing deposits	9,165,769	7,334	0.32

Total deposits	14,291,223
Federal funds purchased and repurchase agreements	449,284	116	0.10
Junior subordinated deferrable interest debentures	124,519	1,741	5.59
Subordinated notes payable and other notes	250,000	4,080	6.53
Federal Home Loan Bank advances	51	1	7.84

Total Interest-Bearing Funds and Average Rate Paid	9,989,623	13,272	0.53

Accrued interest and other liabilities	275,759

Total Liabilities	15,390,836
Shareholders’ Equity	2,079,636

Total Liabilities and Shareholders’ Equity	$17,470,472

Net interest income		$155,702

Net interest spread			3.86%

Net interest income to total average earning assets			4.04%

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

As of September 30, 2011, the model simulations projected that a 100 basis point increase in interest rates would result in a positive variance in net interest income of 0.4% and a 200 basis point increase in interest rates would result in negative variance in net interest income of 0.6%, relative to the base case over the next 12 months, while a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 1.5% relative to the base case over the next 12 months. The September 30, 2011 model simulations were impacted by the assumption that the Corporation will begin to pay interest on demand deposits in the fourth quarter of 2011, as further discussed below. As of September 30, 2010, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 1.7% and 3.8%, respectively, relative to the base case over the next 12 months, while a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 0.5% relative to the base case over the next 12 months. The likelihood of a decrease in interest rates beyond 25 basis points as of September 30, 2011 and 2010 was considered remote given prevailing interest rate levels.

The Corporation has experienced significant growth in deposits in 2011 compared to 2010. The deposit growth funded a significant increase in fixed-rate securities and short-term interest-bearing deposits. Although short-term interest-bearing deposits are generally immediately impacted by changes in interest rates, the increase in fixed-rate securities coupled with the assumption that the Corporation will, begin paying interest on demand deposits that were previously non-interest-bearing as a result of recent legislation, as further discussed below, the model simulations indicate that the Corporation’s balance sheet will become slightly liability sensitive relative to the base case over the next 12 months.

As mentioned above, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. Although the ultimate impact of this legislation on the Corporation has not yet been determined, the Corporation may begin to incur interest costs associated with demand deposits in the future as market conditions warrant. If this were to occur, the Corporation’s balance sheet would likely become slightly liability sensitive. Because the interest rate that will ultimately be paid on these demand deposits depends upon a variety of factors, some of which are beyond the Corporation’s control, the Corporation assumed an aggressive pricing structure for the purposes of the model simulations discussed above with interest payments beginning in the fourth quarter of 2011. Should the actual interest rate paid on demand deposits be less than the rate assumed in the model simulations, or should the interest rate paid for such deposits become an administered rate with less direct correlation to movements in general market interest rates, the Corporation’s balance sheet could be less liability sensitive, or more asset sensitive, than the model simulations currently indicate.

As of September 30, 2011, the effect of a 200 basis point increase and a 25 basis point decrease in interest rates on the Corporation’s derivative holdings would not result in a significant variance in the Corporation’s net interest income.

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

Cullen/Frost Bankers, Inc.
(Registrant)

Date: October 26, 2011	By:	/s/ Phillip D. Green
Phillip D. Green
Group Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer, Principal Financial
Officer and Principal Accounting Officer)