Form 10-K
period 2011-12-31
CULLEN/FROST BANKERS, INC.
filed 2012-02-03
CIK 39263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:	December 31, 2011

Or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number:	001-13221

CULLEN/FROST BANKERS, INC.

(Exact name of registrant as specified in its charter)

Texas	74-1751768
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 W. Houston Street, San Antonio, Texas	78205
(Address of principal executive offices)	(Zip code)

(210) 220-4011

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 Par Value,	The New York Stock Exchange, Inc.
(Title of each class)	(Name of each exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes [    ]  No [ X ]

As of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by non-affiliates, based upon the closing price per share of the registrant’s common stock as reported on The New York Stock Exchange, Inc., was approximately $3.3 billion.

As of January 23, 2012, there were 61,281,714 shares of the registrant’s common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2012 Annual Meeting of Shareholders of Cullen/Frost Bankers, Inc. to be held on April 26, 2012 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

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

The Corporation

Cullen/Frost Bankers, Inc. (“Cullen/Frost”), a Texas business corporation incorporated in 1977, is a financial holding company and a bank holding company headquartered in San Antonio, Texas that provides, through its subsidiaries (collectively referred to as the “Corporation”), a broad array of products and services throughout numerous Texas markets. The Corporation offers commercial and consumer banking services, as well as trust and investment management, mutual funds, Section 1031 property exchange services, investment banking, insurance, brokerage, leasing, asset-based lending, treasury management and item processing services. At December 31, 2011, Cullen/Frost had consolidated total assets of $20.3 billion and was one of the largest independent bank holding companies headquartered in the State of Texas.

The Corporation’s philosophy is to grow and prosper, building long-term relationships based on top quality service, high ethical standards, and safe, sound assets. The Corporation operates as a locally oriented, community-based financial services organization, augmented by experienced, centralized support in select critical areas. The Corporation’s local market orientation is reflected in its regional management and regional advisory boards, which are comprised of local business persons, professionals and other community representatives that assist the Corporation’s regional management in responding to local banking needs. Despite this local market, community-based focus, the Corporation offers many of the products available at much larger money-center financial institutions.

The Corporation serves a wide variety of industries including, among others, energy, manufacturing, services, construction, retail, telecommunications, healthcare, military and transportation. The Corporation’s customer base is similarly diverse. The Corporation is not dependent upon any single industry or customer.

The Corporation’s operating objectives include expansion, diversification within its markets, growth of its fee-based income, and growth internally and through acquisitions of financial institutions, branches and financial services businesses. The Corporation generally seeks merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services. The Corporation regularly evaluates merger and acquisition opportunities and conducts due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of the Corporation’s tangible book value and net income per common share may occur in connection with any future transaction. During 2011, the Corporation announced the planned acquisition of Stone Partners, Inc., a Houston-based human resources consulting firm that specializes in compensation, benefits and outsourcing services. The acquisition became effective in January 2012. The Corporation acquired an insurance agency in the San Antonio market area during 2011 while the Corporation did not make any acquisitions during 2010 and acquired insurance agencies in both the Dallas and San Marcos market areas during 2009. None of these acquisitions had a significant impact on the Corporation’s financial statements during their respective reporting periods.

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

Although the accounts of Trust II are not included in the Corporation’s consolidated financial statements, the $120.0 million in trust preferred securities issued by Trust II are included in the Tier 1 capital of Cullen/Frost for regulatory capital purposes. The aggregate amount of restricted core capital elements (which includes trust preferred securities, among other things) that may be included in the Tier 1 capital of most bank holding companies, including Cullen/Frost’s, is limited to 25% of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. The quantitative limits do not currently preclude the Corporation from including the $120.0 million in trust preferred securities in Tier 1 capital. As further discussed below, provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act will apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, which, among other things, will require the Corporation to deduct, over three years beginning January 1, 2013, all trust preferred securities from the Corporation’s Tier 1 capital.

The Frost National Bank

The Frost National Bank (“Frost Bank”) is primarily engaged in the business of commercial and consumer banking through more than 115 financial centers across Texas in the Austin, Corpus Christi, Dallas, Fort Worth, Houston, Rio Grande Valley and San Antonio regions. Frost Bank was chartered as a national banking association in 1899, but its origin can be traced to a mercantile partnership organized in 1868. At December 31, 2011, Frost Bank had consolidated total assets of $20.3 billion and total deposits of $16.8 billion and was one of the largest commercial banks headquartered in the State of Texas.

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

♦

Correspondent Banking. Frost Bank acts as correspondent for approximately 316 financial institutions, which are primarily banks in Texas. These banks maintain deposits with Frost Bank, which offers them a full range of services including check clearing, transfer of funds, fixed income security services, and securities custody and clearance services.

♦

Trust Services. Frost Bank provides a wide range of trust, investment, agency and custodial services for individual and corporate clients. These services include the administration of estates and personal trusts, as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations. At December 31, 2011, the estimated fair value of trust assets was $25.2 billion, including managed assets of $10.3 billion and custody assets of $14.9 billion.

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

Operating Segments

Cullen/Frost’s operations are managed along two reportable operating segments consisting of Banking and Frost Wealth Advisors (formerly Financial Management Group, or “FMG”). See the sections captioned “Results of Segment Operations” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 17 - Operating Segments in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which are located elsewhere in this report.

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

Regulatory Reforms

The events of the past few years have led to numerous new laws in the United States and internationally for financial institutions. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or “Dodd-Frank”), which was enacted in July 2010, significantly restructures the financial regulatory regime in the United States. Although the Dodd-Frank Act’s provisions that have received the most public attention generally have been those applying to or more likely to affect larger institutions, it contains numerous other provisions that will affect all bank holding companies and banks, including the Corporation and Frost Bank. Among other provisions affecting the Corporation’s businesses (some of which are discussed in more detail below):

♦

Dodd-Frank changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminated the ceiling and the size of the Deposit Insurance Fund (the “DIF”), and increased the floor applicable to the size of the DIF.

♦	Dodd-Frank repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

♦

Dodd-Frank centralized responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (“CFPB”), and giving it responsibility for implementing, examining and enforcing compliance with federal consumer protection laws.

♦

Dodd-Frank provided that debit card interchange fees must be reasonable and proportional to the cost incurred by the issuer with respect to the transaction. This provision is known as the “Durbin Amendment.” In June 2011, the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) adopted regulations setting the maximum permissible interchange fee as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, with an additional adjustment of up to one cent per transaction if the issuer implements certain fraud-prevention standards. See further discussion regarding the impact of the Durbin Amendment on the Corporation’s 2011 financial statements in the sections captioned “Service Charges on Deposit Accounts” and “Other Non-Interest Income” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this report.

♦

Dodd-Frank authorized the Federal Reserve Board to adopt enhanced supervision and prudential standards for, among others, bank holding companies with total consolidated assets of $50 billion or more (often referred to as “systemically important financial institutions” or “SIFI”), and authorized the Federal Reserve Board to establish such standards either on its own or upon the recommendations of the Financial Stability Oversight Council (“FSOC”), a new systemic risk oversight body created by Dodd-Frank. In December 2011, the Federal Reserve Board issued for public comment a notice of proposed rulemaking establishing enhanced prudential standards responsive to these provisions for (i) risk-based capital requirements and leverage limits, (ii) stress testing of capital, (iii) liquidity requirements (iv) overall risk management requirements (v) resolution plan and credit exposure reporting and (vi) concentration/credit exposure limits. Comments on these proposed rules (the “Proposed SIFI Rules”), are due by March 31, 2012. The Proposed SIFI Rules address a wide, diverse array of regulatory areas, each of which is highly complex. Most of the Proposed SIFI Rules will not apply to the Corporation for so long as its total consolidated assets remain below $50 billion. However, if organic growth or growth through acquisitions causes the Corporation to have total consolidated assets of $50 billion or more, these rules will apply. Two aspects of the Proposed SIFI Rules - requirements for annual stress testing of capital under one base and two stress scenarios and certain corporate governance provisions requiring, among other things, that each bank holding company establish a risk committee of its board of directors and that that committee include a “risk expert” - apply to bank holding companies with total consolidated assets of $10 billion or more, including the Corporation.

The implications of the Dodd-Frank Act for the Corporation’s businesses will depend to a large extent on the manner in which rules adopted pursuant to the Dodd-Frank Act are implemented by the primary U.S. financial regulatory agencies as well as potential changes in market practices and structures in response to the requirements of the Dodd-Frank Act. The Corporation continues to analyze the impact of rules adopted under Dodd-Frank, including the Proposed SIFI Rules, on the Corporation’s businesses. However, the full impact will not be known until the rules, and other regulatory initiatives that overlap with the rules, are finalized and their combined impacts can be understood.

The Basel Committee on Banking Supervision (the “Basel Committee”) released in December 2010 revised final frameworks for the regulation of capital and liquidity of internationally active banking organizations. These new frameworks are generally referred to as “Basel III”. Although the U.S. banking agencies have not yet published a notice of proposed rulemaking to implement Basel III in the United States, they are likely to do so (at least with respect to the Basel III capital framework) during the first half of 2012. The Corporation anticipates that the Basel III capital framework as adopted in the United States will apply to the Corporation and will establish substantially higher capital requirements than currently apply. The application of the Basel III liquidity framework to bank holding companies with less than $50 billion of total consolidated assets is less certain. See the sections captioned “Capital Requirements” and “Liquidity Requirements” below.

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

On February 3, 2012, Frost Bank, the sole banking subsidiary of the Corporation, applied to the Texas Department of Banking to become a Texas state chartered bank and notified the Federal Reserve Bank of Dallas of its intention to become a state chartered bank and a member of the Federal Reserve System. If the applications are approved, the Texas Department of Banking and the Federal Reserve Bank of Dallas will become the primary regulators of Frost Bank, and Frost Bank will no longer be regulated by the OCC. Deposits at Frost Bank that are currently insured by the FDIC will continue to be so insured up to applicable limits. As a result of this change, Frost Bank expects to reduce its examination fees by approximately $1.3 million to $1.5 million on an annual basis.

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

To maintain financial holding company status, a financial holding company and all of its depository institution subsidiaries must be “well capitalized” and “well managed.” A depository institution subsidiary is considered to be “well capitalized” if it satisfies the requirements for this status discussed in the section captioned “Capital Adequacy and Prompt Corrective Action,” included elsewhere in this item. A depository institution subsidiary is considered “well managed” if it received a composite rating and management rating of at least “satisfactory” in its most recent examination. The Corporation’s financial holding company status will also depend upon it maintaining its status as “well capitalized” and “well managed’ under applicable Federal Reserve Board regulations. If a financial holding company ceases to meet these requirements, the Federal Reserve Board may impose corrective capital and/or managerial requirements on the financial holding company and place limitations on its ability to conduct the broader financial activities permissible for financial holding companies. In addition, the Federal Reserve Board may require divestiture of the holding company’s depository institutions if the deficiencies persist. Bank holding companies and banks must also be both well capitalized and well managed in order to acquire banks located outside their home state.

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

The Dodd-Frank Act requires the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds), with implementation starting as early as July 2012. The statutory provision is commonly called the “Volcker Rule”. In October 2011, federal regulators proposed rules to implement the Volcker Rule that included an extensive request for comments on the proposal, which are due by February 13, 2012. The proposed rules are highly complex, and many aspects of their application remain uncertain. Based on the proposed rules, the Corporation does not currently anticipate that the Volcker Rule will have a material effect on the operations of Cullen/Frost and its subsidiaries, as the Corporation does not engage in the businesses prohibited by the Volcker Rule. The Corporation may incur costs if it is required to adopt additional policies and systems to ensure compliance with the Volcker Rule, but any such costs are not expected to be material. Until a final rule is adopted, the precise financial impact of the rule on the Corporation, its customers or the financial industry more generally, cannot be determined.

The BHC Act, the Bank Merger Act, the Texas Banking Code and other federal and state statutes regulate acquisitions of commercial banks. The BHC Act requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition by a bank holding company of more than 5.0% of the voting shares of a commercial bank or its parent holding company. Under the Bank Merger Act, the prior approval of the OCC or other appropriate federal bank regulatory authority is required for a national bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the Community Reinvestment Act (see the section captioned “Community Reinvestment Act” included elsewhere in this item) and fair housing laws and the effectiveness of the subject organizations in combating money laundering activities.

Dividends

The principal source of Cullen/Frost’s liquidity is dividends from Frost Bank. The prior approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year would exceed the sum of the bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses. Under the foregoing dividend restrictions, and while maintaining its “well capitalized” status, Frost Bank could pay aggregate dividends of approximately $299.8 million to Cullen/Frost, without obtaining affirmative governmental approvals, at December 31, 2011. This amount is not necessarily indicative of amounts that may be paid or available to be paid in future periods.

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

Under rules adopted by the Federal Reserve Board in November 2011, known as the Comprehensive Capital Analysis and Review (“CCAR”) Rules, bank holding companies with $50 billion or more of total consolidated assets are required to submit annual capital plans to the Federal Reserve Board and generally may pay dividends and repurchase stock only under a capital plan as to which the Federal Reserve Board has not objected. The CCAR rules will not apply to the Corporation for so long as the Corporation’s total consolidated assets remain below $50 billion. However, it is anticipated that the Corporation’s capital ratios reflected in the stress test calculations required of the Corporation under the Proposed SIFI Rules (described above under “Regulatory Reforms”) will be an important factor considered by the Federal Reserve Board in evaluating whether proposed payments of dividends or stock repurchases may be an unsafe or unsound practice.

Transactions with Affiliates

Transactions between Frost Bank, on the one hand, and Cullen/Frost and its other subsidiaries, on the other hand, are regulated by the Federal Reserve Board. These regulations limit the types and amounts of transactions (including loans due and extensions of credit from the U.S. bank subsidiaries) that may take place and generally require those transactions to be on an arm’s-length basis. In general, these regulations require that any “covered transaction” by Frost Bank (or its subsidiaries) with an affiliate must be secured by designated amounts of specified collateral and must be limited, as to any one of Cullen/Frost or its non-bank subsidiaries, to 10% of Frost Bank’s capital stock and surplus, and, as to Cullen/Frost and all such non-bank subsidiaries in the aggregate, to 20% of Frost Bank’s capital stock and surplus. The Dodd-Frank Act significantly expanded the coverage and scope of the limitations on affiliate transactions within a banking organization including, for example, the requirement that the 10% of capital limit on covered transactions apply to financial subsidiaries. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board) from the affiliate, certain derivative transactions that create a credit exposure to an affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

Source of Strength Doctrine

Federal Reserve Board policy has historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Act codified this policy as a statutory requirement. Under this requirement, Cullen/Frost is expected to commit resources to support Frost Bank, including at times when Cullen/Frost may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

In addition, under the National Bank Act, if the capital stock of Frost Bank is impaired by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon Cullen/Frost. If the assessment is not paid within three months, the OCC could order a sale of the Frost Bank stock held by Cullen/Frost to make good the deficiency.

Capital Requirements

As a bank holding company, Cullen/Frost is subject to consolidated regulatory capital requirements administered by the Federal Reserve Board. Frost Bank is subject to similar capital requirements administered by the OCC. The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. The requirements are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the requirements, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. A depository institution’s or holding company’s capital, in turn, is classified in one of two tiers, depending on type:

♦

Core Capital (Tier 1). Tier 1 capital includes common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, minority interests in equity accounts of consolidated subsidiaries (and, under existing standards, a limited amount of qualifying trust preferred securities and qualifying cumulative perpetual preferred stock at the holing company level), less goodwill, most intangible assets and certain other assets.

♦

Supplementary Capital (Tier 2). Tier 2 capital includes, among other things, perpetual preferred stock and trust preferred securities not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for loan and lease losses, subject to limitations.

The Dodd-Frank Act applies the same leverage and risk-based capital requirements that apply to insured depository institutions to bank holding companies such as the Corporation, which, among other things as applied to the Corporation, going forward will preclude the Corporation from including in Tier 1 capital trust preferred securities or cumulative preferred stock, if any, issued on or after May 19, 2010 and to deduct, over three years beginning January 1, 2013, all trust preferred securities from the Corporation’s Tier 1 capital.

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

Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The requirements necessitate a minimum leverage ratio of 3.0% for bank holding companies and national banks that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk. All other bank holding companies and national banks are required to maintain a minimum leverage ratio of 4.0%, unless a different minimum is specified by an appropriate regulatory authority. In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%. The Federal Reserve Board has not advised Cullen/Frost, and the OCC has not advised Frost Bank, of any specific minimum leverage ratio applicable to either entity.

In 2004, the Basel Committee published a new capital accord (“Basel II”) to replace Basel I. Basel II provides two approaches for setting capital standards for credit risk – an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. Basel II also sets capital requirements for operational risk and refines the existing capital requirements for market risk exposures. Basel II applies to bank holding companies and banks having $250 billion or more in total consolidated assets or $10 billion or more of foreign exposures (referred to as “core” banks) and, accordingly, currently does not apply either to the Corporation or Frost Bank.

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

The Basel III final capital framework, among other things, (i) introduces as a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consist of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations.

When fully phased in on January 1, 2019, Basel III will require banks to maintain (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (as the average for each quarter of the month-end ratios for the quarter).

Basel III also provides for a “countercyclical capital buffer,” generally to be imposed when bank regulatory agencies determine that excess aggregate credit growth has become associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%).

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

The implementation of the Basel III capital framework will commence on January 1, 2013. On that date, banking institutions will be required to meet the following minimum capital ratios:

♦	3.5% CET1 to risk-weighted assets.

♦	4.5% Tier 1 capital to risk-weighted assets.

♦	8.0% Total capital to risk-weighted assets.

Management believes, as of December 31, 2011, that Cullen/Frost and Frost Bank would meet all capital adequacy requirements under the Basel III capital framework on a fully phased-in basis if such requirements were currently effective.

The Basel III final framework provides for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III capital framework, the effects of accumulated other comprehensive items are not excluded, which could result in significant variations in level of capital depending upon the impact of interest rate fluctuations on the fair value of the Corporation’s securities portfolio.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2014 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

The timing for the federal banking agencies’ publication of proposed rules to implement the Basel III capital framework and the implementation schedule is uncertain, but the federal banking agencies have indicated

informally that rules implementing the Basel III capital framework will be published for comment during the first half of 2012. The rules ultimately adopted and made applicable to the Corporation may be different from the Basel III final framework as published in December 2010. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Corporation’s net income and return on equity.

The Proposed SIFI Rules discussed above would require bank holding companies, such as the Corporation, with $10 billion or more but less than $50 billion in assets to perform internal annual stress tests to assess the potential impact on earnings and capital, taking into account the current condition of the company and its risks, exposures, business strategies and activities.

Liquidity Requirements

Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III liquidity framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. The Basel III liquidity framework contemplates that the LCR will be subject to an observation period continuing through mid-2013 and, subject to any revisions resulting from the analyses conducted and data collected during the observation period, implemented as a minimum standard on January 1, 2015. Similarly, it contemplates that the NSFR will be subject to an observation period through mid-2016 and, subject to any revisions resulting from the analyses conducted and data collected during the observation period, implemented as a minimum standard by January 1, 2018. These new standards are subject to further rulemaking and their terms may well change before implementation.

Prompt Corrective Action

The Federal Deposit Insurance Act, as amended (“FDIA”), requires among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA includes the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the total capital ratio, the Tier 1 capital ratio and the leverage ratio.

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

Cullen/Frost believes that, as of December 31, 2011, its bank subsidiary, Frost Bank, was “well capitalized” based on the aforementioned ratios. For further information regarding the capital ratios and leverage ratio of Cullen/Frost and Frost Bank see the discussion under the section captioned “Capital and Liquidity” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 10 -Regulatory Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, elsewhere in this report.

Deposit Insurance

Substantially all of the deposits of Frost Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. On April 1, 2011, the deposit insurance assessment base changed from total domestic deposits to average total assets minus average tangible equity, pursuant to a rule issued by the FDIC as required by the Dodd-Frank Act. Additionally, the deposit insurance assessment system was revised to create a two scorecard system, one for most large institutions, including Frost Bank, that have more than $10 billion in assets and another for “highly complex” institutions that have over $50 billion in assets and are fully owned by a parent with over $500 billion in assets. Each scorecard has a performance score and a loss-severity score that is combined to produce a total score, which is then translated into an initial assessment rate. In calculating these scores, the FDIC utilizes a bank’s capital level and supervisory ratings (it’s “CAMELS ratings”), certain financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The use of risk categories and long-term debt issuer ratings was eliminated. The FDIC has the ability to make discretionary adjustments to the total score, up or down, by a maximum of 15 points, based upon significant risk factors that are not adequately captured in the scorecard. The total score is constrained to be between 30 and 90 and translates to an initial base assessment rate on a non-linear, sharply-increasing scale.

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

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. As of December 31, 2011, $32.2 million in pre-paid deposit insurance is included in accrued interest receivable and other assets in the accompanying consolidated balance sheet.

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

FDIC insurance expense totaled $12.7 million, $20.5 million and $25.8 million in 2011, 2010 and 2009, respectively. FDIC insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.

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

Consumer Financial Protection Bureau Supervision

In July 2011, Frost Bank was notified that it will be supervised by the CFPB for certain consumer protection purposes. The CFPB will focus on:

♦	Risks to consumers and compliance with the federal consumer financial laws, when it evaluates the policies and practices of a financial institution.

♦	The markets in which firms operate and risks to consumers posed by activities in those markets.

♦	Depository institutions that offer a wide variety of consumer financial products and services; depository institutions with a more specialized focus.

♦	Non-depository companies that offer one or more consumer financial products or services.

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

Incentive Compensation

The Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, such as the Corporation and Frost Bank, having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011, which may become effective before the end of 2012. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which the Corporation may structure compensation for its executives.

In June 2010, the Federal Reserve Board, OCC and FDIC issued a comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. These three principles are incorporated into the proposed joint compensation regulations under the Dodd-Frank Act, discussed above.

The Federal Reserve Board will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Corporation, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

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

Employees

At December 31, 2011, the Corporation employed 3,848 full-time equivalent employees. None of the Corporation’s employees are represented by collective bargaining agreements. The Corporation believes its employee relations to be good.

Executive Officers of the Registrant

The names, ages as of December 31, 2011, recent business experience and positions or offices held by each of the executive officers of Cullen/Frost are as follows:

Name and Position Held	Age	Recent Business Experience

Richard W. Evans, Jr. Chairman of the Board, Chief Executive Officer and Director	65	Officer of Frost Bank since 1973. Chairman of the Board and Chief Executive Officer of Cullen/Frost from October 1997 to present.

Patrick B. Frost President of Frost Bank and Director	51	Officer of Frost Bank since 1985. President of Frost Bank from August 1993 to present. Director of Cullen/Frost from May 1997 to present.

Phillip D. Green Group Executive Vice President, Chief Financial Officer	57	Officer of Frost Bank since July 1980. Group Executive Vice President, Chief Financial Officer of Cullen/Frost from October 1995 to present.

David W. Beck President, Chief Business Banking Officer of Frost Bank	61	Officer of Frost Bank since July 1973. President, Chief Business Banking Officer of Frost Bank from February 2001 to present.

Robert A. Berman Group Executive Vice President, Internet Financial Services of Frost Bank	49	Officer of Frost Bank since January 1989. Group Executive Vice President, Internet Financial Services of Frost Bank from May 2001 to present.

Paul H. Bracher President, State Regions of Frost Bank	55	Officer of Frost Bank since January 1982. President, State Regions of Frost Bank from February 2001 to present.

Richard Kardys Group Executive Vice President, Executive Trust Officer of Frost Bank	65	Officer of Frost Bank since January 1977. Group Executive Vice President, Executive Trust Officer of Frost Bank from May 2001 to present.

Paul J. Olivier Group Executive Vice President, Consumer Banking of Frost Bank	59	Officer of Frost Bank since August 1976. Group Executive Vice President, Consumer Banking of Frost Bank from May 2001 to present.

William L. Perotti Group Executive Vice President, Chief Credit Officer and Chief Risk Officer of Frost Bank	54	Officer of Frost Bank since December 1982. Group Executive Vice President, Chief Credit Officer of Frost Bank from May 2001 to present. Chief Risk Officer of Frost Bank from April 2005 to present.

Emily A. Skillman Group Executive Vice President, Human Resources of Frost Bank	67	Officer of Frost Bank since January 1998. Group Executive Vice President, Human Resources of Frost Bank from October 2003 to present.

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

Risks Related To The Corporation’s Business

The Corporation’s Business May Be Adversely Affected By Conditions In The Financial Markets and Economic Conditions Generally

From December 2007 through June 2009, the U.S. economy was in recession. Business activity across a wide range of industries and regions in the U. S. was greatly reduced. Although economic conditions have improved, certain sectors, such as real estate and manufacturing, remain weak and unemployment remains high. Local governments and many businesses are still in serious difficulty due to lower consumer spending and decreased liquidity in the credit markets.

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

Concerns about the European Union’s sovereign debt crisis have also caused uncertainty for financial markets globally. Such risks could indirectly affect the Corporation by affecting its hedging or other counterparties, as well as the Corporation’s customers with European businesses or assets denominated in the euro or companies in the Corporation’s market with European businesses or affiliates.

Overall, during 2011, the business environment has been adverse for many households and businesses in the United States and worldwide. While economic conditions in the State of Texas, the United States and worldwide have improved since the recession, there can be no assurance that this improvement will continue. Such conditions could adversely affect the credit quality of the Corporation’s loans, results of operations and financial condition.

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

As of December 31, 2011, approximately 87% of the Corporation’s loan portfolio consisted of commercial and industrial, construction and commercial real estate mortgage loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Corporation’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations. See the section captioned “Loans” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to commercial and industrial, construction and commercial real estate loans.

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

The Corporation’s Allowance For Loan Losses May Be Insufficient

The Corporation maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Corporation to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Corporation’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Corporation’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. Furthermore, if charge-offs in future periods exceed the allowance for loan losses, the Corporation will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Corporation’s financial condition and results of operations. See the section captioned “Allowance for Loan Losses” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to the Corporation’s process for determining the appropriate level of the allowance for loan losses.

The Corporation’s Profitability Depends Significantly On Economic Conditions In The State Of Texas

The Corporation’s success depends primarily on the general economic conditions of the State of Texas and the specific local markets in which the Corporation operates. Unlike larger national or other regional banks that are more geographically diversified, the Corporation provides banking and financial services to customers across Texas through financial centers in the Austin, Corpus Christi, Dallas, Fort Worth, Houston, Rio Grande Valley and San Antonio regions. The local economic conditions in these areas have a significant impact on the demand for the Corporation’s products and services as well as the ability of the Corporation’s customers to repay loans, the value of the collateral securing loans and the stability of the Corporation’s deposit funding sources. Moreover, approximately 97% of securities in the Corporation’s municipal bond portfolio were issued by political subdivisions or agencies within the State of Texas. A significant decline in general economic conditions in Texas, whether caused by recession, inflation, unemployment, changes in securities markets, acts of terrorism, outbreak of hostilities or other international or domestic occurrences or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Corporation’s financial condition and results of operations.

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

The Recent Repeal of Federal Prohibitions on Payment of Interest on Demand Deposits Could Increase the Corporation’s Interest Expense.

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act beginning on July 21, 2011. As a result, some financial institutions have commenced offering interest on demand deposits to compete for customers. The Corporation does not yet know what interest rates other institutions may offer as market interest rates begin to increase. The Corporation’s interest expense will increase and its net interest margin will decrease if it begins offering interest on demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

The Corporation May Need to Raise Additional Capital in the Future, and Such Capital May Not Be Available When Needed or at All

The Corporation may need to raise additional capital in the future to provide it with sufficient capital resources and liquidity to meet its commitments and business needs, particularly if its asset quality or earnings were to deteriorate significantly. The Corporation’s ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of its control, and its financial performance. Economic conditions and the loss of confidence in financial institutions may increase the Corporation’s cost of funding and limit access to certain customary sources of capital, including inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve Board.

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

The Value of the Corporation’s Goodwill and Other Intangible Assets May Decline in the Future.

As of December 31, 2011, the Corporation had $538.7 million of goodwill and other intangible assets. A significant decline in the Corporation’s expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of Cullen/Frost’s common stock may necessitate taking charges in the future related to the impairment of the Corporation’s goodwill and other intangible assets. If the Corporation were to conclude that a future write-down of goodwill and other intangible assets is necessary, the Corporation would record the appropriate charge, which could have a material adverse effect on the Corporation’s financial condition and results of operations.

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

During 2011, the Corporation announced the planned acquisition of Stone Partners, Inc. a Houston-based human resources consulting firm that specializes in compensation, benefits and outsourcing services. The acquisition became effective in January 2012. The Corporation acquired an insurance agency in the San Antonio market area during 2011 while the Corporation did not make any acquisitions during 2010 and acquired insurance agencies in both the Dallas and San Marcos market areas during 2009. None of these acquisitions had a significant impact on the Corporation’s financial statements during their respective reporting periods.

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

Cullen/Frost May Not Continue To Pay Dividends On Its Common Stock In The Future

Holders of Cullen/Frost common stock are only entitled to receive such dividends as its board of directors may declare out of funds legally available for such payments. Although Cullen/Frost has historically declared cash dividends on its common stock, it is not required to do so and may reduce or eliminate its common stock dividend in the future. This could adversely affect the market price of Cullen/Frost’s common stock. Also, Cullen/Frost is a bank holding company, and its ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the Federal Reserve Board regarding capital adequacy and dividends.

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

Certain Banking Laws May Have An Anti-Takeover Effect

Provisions of federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire the Corporation, even if doing so would be perceived to be beneficial to the Corporation’s shareholders. These provisions effectively inhibit a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of the Corporation’s common stock.

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

ITEM 4.	MINE SAFETY DISCLOSURES

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices and Dividends

The Corporation’s common stock is traded on the New York Stock Exchange, Inc. (“NYSE”) under the symbol “CFR”. The tables below set forth for each quarter of 2011 and 2010 the high and low intra-day sales prices per share of Cullen/Frost’s common stock and the cash dividends declared per share.

	2011		2010
Sales Price Per Share	High	Low	High	Low

First quarter	$62.59	$56.75	$57.14	$49.55
Second quarter	60.58	54.46	60.78	51.39
Third quarter	57.67	44.04	56.65	50.04
Fourth quarter	53.51	43.57	62.13	51.20

Cash Dividends Per Share	2011	2010

First quarter	$0.45	$0.43
Second quarter	0.46	0.45
Third quarter	0.46	0.45
Fourth quarter	0.46	0.45

Total	$1.83	$1.78

As of December 31, 2011, there were 61,263,963 shares of the Corporation’s common stock outstanding held by 1,479 holders of record. The closing price per share of common stock on December 30, 2011, the last trading day of the Corporation’s fiscal year, was $52.91.

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

Stock-Based Compensation Plans

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2011, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below. Additional information regarding stock-based compensation plans is presented in Note 11 - Employee Benefit Plans in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data located elsewhere in this report.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards	Weighted-Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants
Plans approved by shareholders	4,968,822	$51.49	1,963,455
Plans not approved by shareholders	-	-	-

Total	4,968,822	$51.49	1,963,455

Stock Repurchase Plans

From time to time, the Corporation has maintained several stock repurchase plans authorized by the Corporation’s board of directors. In general, stock repurchase plans allow the Corporation to proactively manage its capital position and return excess capital to shareholders. Shares purchased under such plans also provide the Corporation with shares of common stock necessary to satisfy obligations related to stock compensation awards.

The following table provides information with respect to purchases made by or on behalf of the Corporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation’s common stock during the fourth quarter of 2011.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans at the End of the Period
October 1, 2011 to October 31, 2011	7,641	(1)	$48.65	-	-
November 1, 2011 to November 30, 2011	-			-	-
December 1, 2011 to December 31, 2011	-			-	-

Total	7,641		$48.65	-	-

(1)	Represents repurchases made in connection with the vesting of certain share awards.

Performance Graph

The performance graph below compares the cumulative total shareholder return on Cullen/Frost Common Stock with the cumulative total return on the equity securities of companies included in the Standard & Poor’s 500 Stock Index and the Standard and Poor’s 500 Bank Index, measured at the last trading day of each year shown. The graph assumes an investment of $100 on December 31, 2006 and reinvestment of dividends on the date of payment without commissions. The performance graph represents past performance and should not be considered to be an indication of future performance.

Cumulative Total Returns

on $100 Investment Made on December 31, 2006

	2006	2007	2008	2009	2010	2011

Cullen/Frost	$100.00	$93.50	$96.49	$98.59	$124.44	$111.48
S&P 500	100.00	105.48	66.52	84.07	96.71	98.76
S&P 500 Banks	100.00	81.22	65.18	61.66	73.91	65.89

ITEM 6.	SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from the Corporation’s audited financial statements as of and for the five years ended December 31, 2011. The following consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included elsewhere in this report. All of the Corporation’s acquisitions during the five years ended December 31, 2011 were accounted for using the purchase method. Accordingly, the operating results of the acquired companies are included with the Corporation’s results of operations since their respective dates of acquisition. Dollar amounts, except per share data, and common shares outstanding are in thousands.

	Year Ended December 31,
	2011	2010	2009	2008	2007

Consolidated Statements of Income
Interest income:
Loans, including fees	$397,855	$409,651	$432,222	$504,680	$573,039
Securities	218,744	202,713	188,446	167,044	165,517
Interest-bearing deposits	6,357	4,901	2,161	429	396
Federal funds sold and resell agreements	61	74	207	3,498	29,895

Total interest income	623,017	617,339	623,036	675,651	768,847

Interest expense:
Deposits	22,179	29,973	56,015	104,871	190,237
Federal funds purchased and repurchase agreements	312	437	1,052	12,954	31,951
Junior subordinated deferrable interest debentures	6,783	6,982	7,231	6,972	11,283
Subordinated notes payable and other borrowings	11,967	16,488	22,059	16,829	16,639

Total interest expense	41,241	53,880	86,357	141,626	250,110

Net interest income	581,776	563,459	536,679	534,025	518,737
Provision for loan losses	27,445	43,611	65,392	37,823	14,660

Net interest income after provision for loan losses	554,331	519,848	471,287	496,202	504,077

Non-interest income:
Trust fees	73,233	68,428	67,268	74,554	70,359
Service charges on deposit accounts	94,367	98,796	102,474	87,566	80,718
Insurance commissions and fees	35,421	34,015	33,096	32,904	30,847
Other charges, commissions and fees	34,005	30,452	27,699	35,557	32,558
Net gain (loss) on securities transactions	6,414	6	(1,260)	(159)	15
Other	46,562	50,336	64,429	56,900	53,734

Total non-interest income	290,002	282,033	293,706	287,322	268,231

Non-interest expense:
Salaries and wages	252,028	239,589	230,643	225,943	209,982
Employee benefits	52,939	52,352	55,224	47,219	47,095
Net occupancy	46,968	46,166	44,188	40,464	38,824
Furniture and equipment	51,469	47,651	44,223	37,799	32,821
Deposit insurance	12,714	20,451	25,812	4,597	1,220
Intangible amortization	4,387	5,125	6,537	7,906	8,860
Other	137,593	124,207	125,611	122,717	123,644

Total non-interest expense	558,098	535,541	532,238	486,645	462,446

Income before income taxes	286,235	266,340	232,755	296,879	309,862
Income taxes	68,700	57,576	53,721	89,624	97,791

Net income	$217,535	$208,764	$179,034	$207,255	$212,071

Selected Financial Data (continued)

	As of or for the Year Ended December 31,
	2011	2010	2009	2008	2007

Per Common Share Data
Net income - basic	$3.55	$3.44	$3.00	$3.51	$3.59
Net income - diluted	3.54	3.44	3.00	3.50	3.57
Cash dividends declared and paid	1.83	1.78	1.71	1.66	1.54
Book value	37.27	33.74	31.55	29.68	25.18

Common Shares Outstanding
Period-end	61,264	61,108	60,038	59,416	58,662
Weighted-average shares - basic	61,101	60,411	59,456	58,846	58,952
Dilutive effect of stock compensation	177	175	58	324	645
Weighted-average shares - diluted	61,278	60,586	59,514	59,170	59,597

Performance Ratios
Return on average assets	1.17%	1.21%	1.14%	1.51%	1.63%
Return on average equity	10.01	10.30	9.78	13.11	15.20
Net interest income to average earning assets	3.88	4.08	4.23	4.67	4.69
Dividend pay-out ratio	51.58	51.75	57.05	47.36	42.83

Balance Sheet Data
Period-end:
Loans	$7,995,129	$8,117,020	$8,367,780	$8,844,082	$7,769,362
Earning assets	18,497,987	15,806,350	14,437,267	13,001,103	11,556,385
Total assets	20,317,245	17,617,092	16,288,038	15,034,142	13,485,014
Non-interest-bearing demand deposits	6,672,555	5,360,436	4,645,802	4,152,348	3,597,903
Interest-bearing deposits	10,084,193	9,118,906	8,667,508	7,356,589	6,931,770
Total deposits	16,756,748	14,479,342	13,313,310	11,508,937	10,529,673
Long-term debt and other borrowings	223,738	373,757	392,646	392,661	400,323
Shareholders’ equity	2,283,537	2,061,680	1,894,424	1,763,527	1,477,088

Average:
Loans	$8,042,968	$8,125,150	$8,652,563	$8,314,265	$7,464,140
Earning assets	16,769,028	15,333,348	13,803,919	11,868,262	11,339,876
Total assets	18,568,967	17,186,572	15,701,960	13,684,531	13,041,682
Non-interest-bearing demand deposits	5,738,982	5,023,780	4,258,484	3,614,747	3,524,132
Interest-bearing deposits	9,483,633	9,023,839	8,161,143	6,916,372	6,688,509
Total deposits	15,222,615	14,047,619	12,419,627	10,531,119	10,212,641
Long-term debt and other borrowings	310,870	382,651	576,161	394,763	413,700
Shareholders’ equity	2,172,096	2,027,699	1,831,133	1,580,311	1,395,022

Asset Quality
Allowance for loan losses	$110,147	$126,316	$125,309	$110,244	$92,339
Allowance for losses to period-end loans	1.38%	1.56%	1.50%	1.25%	1.19%
Net loan charge-offs	$43,614	$42,604	$50,327	$19,918	$18,406
Net loan charge-offs to average loans	0.54%	0.52%	0.58%	0.24%	0.25%
Non-performing assets	$120,946	$164,950	$180,179	$78,040	$29,849
Non-performing assets to:
Total loans plus foreclosed assets	1.51%	2.03%	2.14%	0.88%	0.38%
Total assets	0.60	0.94	1.11	0.52	0.22

Consolidated Capital Ratios
Tier 1 risk-based capital ratio	14.38%	13.82%	11.91%	10.30%	9.96%
Total risk-based capital ratio	16.24	15.91	14.19	12.58	12.59
Leverage ratio	8.66	8.68	8.50	8.80	8.37
Average shareholders’ equity to average total assets	11.70	11.80	11.66	11.55	10.70

The following tables set forth unaudited consolidated selected quarterly statement of operations data for the years ended December 31, 2011 and 2010. Dollar amounts are in thousands, except per share data.

	Year Ended December 31, 2011
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Interest income	$158,512	$154,779	$156,133	$153,593
Interest expense	8,189	9,418	11,800	11,834

Net interest income	150,323	145,361	144,333	141,759
Provision for loan losses	-	9,010	8,985	9,450
Non-interest income (1)	67,660	79,217	70,792	72,333
Non-interest expense	143,833	137,407	136,797	140,061

Income before income taxes	74,150	78,161	69,343	64,581
Income taxes	18,736	23,654	13,657	12,653

Net income	$55,414	$54,507	$55,686	$51,928

Net income per common share:
Basic	$0.90	$0.89	$0.91	$0.85
Diluted	0.90	0.89	0.91	0.85

	Year Ended December 31, 2010
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Interest income	$154,176	$155,688	$155,314	$152,161
Interest expense	12,613	13,272	13,418	14,577

Net interest income	141,563	142,416	141,896	137,584
Provision for loan losses	11,290	10,100	8,650	13,571
Non-interest income (2)	70,278	70,430	69,932	71,393
Non-interest expense	133,741	132,552	134,654	134,594

Income before income taxes	66,810	70,194	68,524	60,812
Income taxes	13,759	15,199	15,624	12,994

Net income	$53,051	$54,995	$52,900	$47,818

Net income per common share:
Basic	$0.87	$0.90	$0.87	$0.79
Diluted	0.87	0.90	0.87	0.79

(1)	Includes net gains on securities transactions of $6.4 million during the third quarter and $5 thousand during the first quarter of 2011

(2)	Includes net gains on securities transactions of $1 thousand during the second quarter and $5 thousand during the first quarter of 2010.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Accounting policies related to the allowance for loan losses are considered to be critical, as these policies involve considerable subjective judgment and estimation by management. The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Corporation’s allowance for loan loss methodology includes allowance allocations calculated in accordance with Accounting Standards Codification (ASC) Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio, as well as trends in the foregoing. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Corporation’s control, including the performance of the Corporation’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion and Note 3 - Loans in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data elsewhere in this report for further details of the risk factors considered by management in estimating the necessary level of the allowance for loan losses.

Overview

The following discussion and analysis presents the more significant factors affecting the Corporation’s financial condition as of December 31, 2011 and 2010 and results of operations for each of the years in the three-year period ended December 31, 2011. This discussion and analysis should be read in conjunction with the Corporation’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report. The Corporation acquired insurance agencies in the San Antonio market area in 2011 and in both the Dallas and San Marcos market areas during 2009. All of the Corporation’s acquisitions during the reported periods were accounted for as purchase transactions, and as such, their related results of operations are included from the date of acquisition, though none of these acquisitions had a significant impact on the Corporation’s financial statements during their respective reporting periods.

Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 35% federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Results of Operations

Net income totaled $217.5 million, or $3.54 diluted per common share, in 2011 compared to $208.8 million, or $3.44 diluted per common share, in 2010 and $179.0 million, or $3.00 diluted per common share, in 2009.

Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	2011	2010	2009

Taxable-equivalent net interest income	$642,066	$616,319	$577,716
Taxable-equivalent adjustment	60,290	52,860	41,037

Net interest income	581,776	563,459	536,679
Provision for loan losses	27,445	43,611	65,392
Non-interest income	290,002	282,033	293,706
Non-interest expense	558,098	535,541	532,238

Income before income taxes	286,235	266,340	232,755
Income taxes	68,700	57,576	53,721

Net income	$217,535	$208,764	$179,034

Earnings per common share:
Basic	$3.55	$3.44	$3.00
Diluted	3.54	3.44	3.00
Return on average assets	1.17%	1.21%	1.14%
Return on average equity	10.01	10.30	9.78

Net income for 2011 increased $8.8 million, or 4.2%. The increase was primarily the result of an $18.3 million increase in net interest income, a $16.2 million decrease in the provision for loan losses and an $8.0 million increase in non-interest income partly offset by a $22.6 million increase in non-interest expense and an $11.1 million increase in income tax expense. Net income for 2010 increased $29.7 million, or 16.6%. The increase was primarily the result of a $26.8 million increase in net interest income and a $21.8 million decrease in the provision for loan losses partly offset by an $11.7 million decrease in non-interest income, a $3.9 million increase in income tax expense and a $3.3 million increase in non-interest expense.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Corporation’s largest source of revenue, representing 66.7% of total revenue during 2011. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Corporation’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, remained at 3.25% during 2011, 2010 and 2009. The Corporation’s loan portfolio is also impacted, to a lesser extent, by changes in the London Interbank Offered Rate (LIBOR). At December 31, 2011, the one-month and three-month U.S. dollar LIBOR rates were 0.30% and 0.58%, respectively, while at December 31, 2010, the one-month and three-month U.S. dollar LIBOR rates were 0.26% and 0.30%, respectively. The intended federal funds rate, which is the cost of immediately available overnight funds, remained at zero to 0.25% during 2011, 2010 and 2009.

The Corporation’s balance sheet has historically been asset sensitive, meaning that earning assets generally reprice more quickly than interest-bearing liabilities. Therefore, the Corporation’s net interest margin was likely to increase in sustained periods of rising interest rates and decrease in sustained periods of declining interest rates. During the fourth quarter of 2007, in an effort to make the Corporation’s balance sheet less sensitive to changes in interest rates, the Corporation entered into various interest rate swaps which effectively converted certain variable-rate loans into fixed-rate instruments for a period of time. During the fourth quarter of 2008, the Corporation also entered into an interest rate swap which effectively converted variable-rate debt into fixed-rate debt for a period of time. As a result of these actions, the Corporation’s balance sheet was more interest-rate neutral and changes in interest rates had a less significant impact on the Corporation’s net interest margin than would have otherwise been the case. During the fourth quarter of 2009, a portion of the interest rate swaps on variable-rate loans were terminated, while the remaining interest rate swaps on variable-rate loans were terminated during the fourth quarter of 2010. These actions increased the asset sensitivity of the Corporation’s balance sheet. The deferred accumulated after-tax gain applicable to the settled interest rate contracts included in accumulated other comprehensive income totaled $68.5 million at December 31, 2011. The deferred gain will be reclassified into earnings through October 2014 when the formerly hedged transactions impact future earnings. See Note 15 - Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report for additional information related to these interest rate swaps.

The Corporation is primarily funded by core deposits, with non-interest-bearing demand deposits historically being a significant source of funds. This lower-cost funding base is expected to have a positive impact on the Corporation’s net interest income and net interest margin in a rising interest rate environment. As stated previously in the section captioned “Supervision and Regulation” included in Item 1. Business, elsewhere in this report, the Dodd-Frank Act repealed the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. Although the ultimate impact of this legislation on the Corporation has not yet been determined, the Corporation may begin to incur interest costs associated with demand deposits in the future as market conditions warrant. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk elsewhere in this report for information about the expected impact of this legislation on the Corporation’s sensitivity to interest rates. Further analysis of the components of the Corporation’s net interest margin is presented below.

The following table presents the changes in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to changes in the average interest rate on those assets and liabilities. The changes in net interest income due to changes in both average volume and average interest rate have been allocated to the average volume change or the average interest rate change in proportion to the absolute amounts of the change in each. The Corporation’s consolidated average balance sheets along with an analysis of taxable-equivalent net interest income are presented on pages 144 and 145 of this report.

	2011 vs. 2010			2010 vs. 2009
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Rate	Volume	Total	Rate	Volume	Total

Interest-bearing deposits	$-	$1,456	$1,456	$(87)	$2,827	$2,740
Federal funds sold and resell agreements	11	(24)	(13)	6	(139)	(133)
Securities:
Taxable	(19,601)	25,271	5,670	(21,804)	18,122	(3,682)
Tax-exempt	(1,296)	18,607	17,311	(1,550)	31,031	29,481
Loans, net of unearned discounts	(7,188)	(4,128)	(11,316)	5,055	(27,335)	(22,280)

Total earning assets	(28,074)	41,182	13,108	(18,380)	24,506	6,126
Savings and interest checking	(1,258)	307	(951)	(366)	417	51
Money market deposit accounts	(4,517)	1,056	(3,461)	(11,704)	4,787	(6,917)
Time accounts	(2,428)	(741)	(3,169)	(13,597)	(4,978)	(18,575)
Public funds	(168)	(45)	(213)	(795)	194	(601)
Federal funds purchased and repurchase agreements	(219)	94	(125)	(415)	(200)	(615)
Junior subordinated deferrable interest debentures	142	(341)	(199)	80	(329)	(249)
Subordinated notes payable and other notes	(342)	(4,011)	(4,353)	-	-	-
Federal Home Loan Bank advances	(13)	(155)	(168)	3,116	(8,687)	(5,571)

Total interest-bearing liabilities	(8,803)	(3,836)	(12,639)	(23,681)	(8,796)	(32,477)

Net change	$(19,271)	$45,018	$25,747	$5,301	$33,302	$38,603

Taxable-equivalent net interest income for 2011 increased $25.7 million, or 4.2%, compared to 2010. The increase primarily resulted from an increase in the average volume of interest-earning assets partly offset by a decrease in the net interest margin. The average volume of interest-earning assets for 2011 increased $1.4 billion, or 9.4%, compared to 2010. The net interest margin decreased 20 basis points from 4.08% during 2010 to 3.88% during 2011. The decrease in the net interest margin was partly due to a 31 basis point decrease in the average yield on interest earning assets from 4.44% during 2010 to 4.13% during 2011 while the average cost of funds only decreased 15 basis points from 0.55% during 2010 to 0.40% during 2011. The negative effect of the decrease in the average yield on interest-earning assets on taxable-equivalent net interest income exceeded the positive effect of the decrease in the average cost of funds. The decrease in the average yield on interest-earning assets was partly due to an increase in the relative proportion of average interest-earning assets invested in lower-yielding interest-bearing deposits during 2011 compared to 2010 while the relative proportion of average interest-earning assets invested in higher-yielding loans decreased. The average yield on interest-earning assets was also negatively impacted by a decrease in the average yield on securities, as further discussed below. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. As stated above, market interest rates decreased to historically low levels during 2008 and have remained at those levels through 2011. The effect of lower average market interest rates during the reported periods on the average yield on average interest-earning assets was partly limited by the aforementioned interest rate swaps on variable-rate loans.

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

The average volume of loans during 2011 decreased $82.2 million, or 1.0%, in 2011 compared to 2010 and decreased $527.4 million, or 6.1%, in 2010 compared to 2009. Loans made up approximately 48.0% of average interest-earning assets during 2011 compared to 53.0% during 2010 and 62.7% in 2009. The average yield on loans was 5.02% during 2011 compared to 5.11% during 2010 and 5.05% during 2009. Loans generally have significantly higher yields compared to securities, interest-bearing deposits and federal funds sold and resell agreements and, as such, have a more positive effect on the net interest margin.

The average volume of securities increased $998.6 million in 2011 compared to 2010 and increased $950.9 million in 2010 compared to 2009. Securities made up approximately 37.0% of average interest-earning assets in 2011 compared to 34.0% in 2010 and 30.9% in 2009. The average yield on securities was 4.57% in 2011 compared to 5.02% in 2010 and 5.45% in 2009. The decrease in the average yield on securities was partly due to a decrease in the yield on taxable securities as proceeds from principal repayments were reinvested at lower market rates. The relative proportion of higher-yielding, tax-exempt municipal securities to total average securities was 35.2% in 2011 compared to 37.0% in 2010 and 34.0% in 2009. The average yield on taxable securities was 3.27% in 2011 compared to 3.84% in 2010 and 4.58% in 2009, while the average taxable-equivalent yield on tax-exempt securities was 6.97% in 2011 compared to 7.04% in 2010 and 7.15% in 2009.

Average federal funds sold, resell agreements and interest-bearing deposits during 2011 increased $519.2 million, or 26.0%, compared to 2010 and increased $1.1 billion, or 124.5%, compared to 2009. Federal funds sold, resell agreements and interest-bearing deposits made up approximately 15.0% of average interest-earning assets in 2011 compared to approximately 13.0% in 2010 and 6.4% in 2009. The combined weighted-average yield on federal funds sold, resell agreements and interest-bearing deposits was 0.26% in 2011 compared to 0.25% in 2010 and 0.27% in 2009. The increase in federal funds sold, resell agreements and interest-bearing deposits compared to prior years was primarily due to significant deposit growth, as further discussed below.

Average deposits increased $1.2 billion, or 8.4%, in 2011 compared to 2010 and $1.6 billion, or 13.1%, in 2010 compared to 2009. Average interest-bearing deposits increased $459.8 million in 2011 compared to 2010 and $862.7 million in 2010 compared to 2009, while average non-interest-bearing deposits increased $715.2 million in 2011 compared to 2010 and $765.3 million in 2010 compared to 2009. The ratio of average interest-bearing deposits to total average deposits was 62.3% in 2011 compared to 64.2% in 2010 and 65.7% in 2009. The average cost of interest-bearing deposits and total deposits was 0.23% and 0.15% in 2011 compared to 0.33% and 0.21% in 2010 and 0.69% and 0.45% in 2009. The decrease in the average cost of interest-bearing deposits during the comparable periods was primarily the result of decreases in interest rates offered on certain deposit products due to decreases in average market interest rates and decreases in renewal interest rates on maturing certificates of deposit given the current low interest rate environment. Additionally, the relative proportion of higher-cost certificates of deposit to total average interest-bearing deposits decreased to 11.9% in 2011 from 13.9% in 2010 and 19.7% in 2009.

The Corporation’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.73% in 2011 compared to 3.89% in

2010 and 3.94% in 2009. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

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

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $27.4 million in 2011 compared to $43.6 million in 2010 and $65.4 million in 2009. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Non-Interest Income

The components of non-interest income were as follows:

	2011	2010	2009

Trust fees	$73,233	$68,428	$67,268
Service charges on deposit accounts	94,367	98,796	102,474
Insurance commissions and fees	35,421	34,015	33,096
Other charges, commissions and fees	34,005	30,452	27,699
Net gain (loss) on securities transactions	6,414	6	(1,260)
Other	46,562	50,336	64,429

Total	$290,002	$282,033	$293,706

Total non-interest income for 2011 increased $8.0 million, or 2.8%, compared to 2010 while total non-interest income for 2010 decreased $11.7 million, or 4.0%, compared to 2009. Changes in the various components of non-interest income are discussed in more detail below.

Trust Fees. Trust fee income for 2011 increased $4.8 million, or 7.0%, compared to 2010 while trust fee income for 2010 increased $1.2 million, or 1.7%, compared to 2009. Investment fees are the most significant component of trust fees, making up approximately 75% of total trust fees in both 2011 and 2010, and approximately 74% of total trust fees in 2009. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees.

The increase in trust fee income during 2011 compared to 2010 was primarily the result of an increase in investment fees (up $3.8 million), securities lending income (up $445 thousand), custody fees (up $289 thousand), real estate fees (up $165 thousand) and estate fees (up $156 thousand). The increase in investment fees was primarily due to the general appreciation in the market values of assets in trust accounts on which these fees are generally based. Equity valuations during 2011 were higher on average compared to 2010.

The increase in trust fee income during 2010 compared to 2009 was primarily the result of increases in investment fees (up $1.6 million) and real estate fees (up $414 thousand) partly offset by decreases in financial consulting fees (down $560 thousand) and securities lending income (down $429 thousand). The increase in investment fees was primarily due to the general appreciation in the market values of assets in trust accounts on which these fees are generally based. Equity valuations during 2010 were higher on average compared to 2009, recovering somewhat from the market correction in equity valuations which began in the latter part of 2008 and reached its lowest levels during the first quarter of 2009. The decrease in securities lending income during 2010 was primarily related to a decrease in transaction spreads.

At December 31, 2011, trust assets, including both managed assets and custody assets, were primarily composed of fixed income securities (42.7% of trust assets), equity securities (40.9% of trust assets) and cash equivalents (10.7% of trust assets). The estimated fair value of trust assets was $25.2 billion (including managed assets of $10.3 billion and custody assets of $14.9 billion) at December 31, 2011 compared to $24.9 billion (including managed assets of $9.9 billion and custody assets of $15.0 billion) at December 31, 2010 and $22.7 billion (including managed assets of $10.4 billion and custody assets of $12.3 billion) at December 31, 2009.

Service Charges on Deposit Accounts. Service charges on deposit accounts for 2011 decreased $4.4 million, or 4.5%, compared to 2010. The decrease during 2011 was primarily due to decreases in overdraft/insufficient funds charges on both consumer and commercial accounts (down $4.1 million), decreases in service charges on commercial accounts (down $487 thousand) and decreases in service charges on consumer accounts (down $321 thousand) partly offset by an increase in point of sale income (up $569 thousand). The decrease in overdraft/insufficient funds charges on consumer accounts during 2011 was partly related to a new rule issued by the Federal Reserve that became effective in the third quarter of 2010, as further discussed below. The decrease in service charges on commercial accounts during 2011 was partly related to decreases in service volumes for billable services. The increase in point of sale income from PIN-based debit card transactions during 2011 was related to an increase in the volume of transactions as well as a higher interchange pricing structure during the first nine months of 2011. Effective October 1, 2011, the interchange pricing structure was significantly decreased as a result of a new rule issued by the Federal Reserve as further discussed below.

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

Overdraft/insufficient funds charges totaled $34.9 million during 2011 compared to $39.0 million during 2010 and $41.1 million in 2009. Overdraft/insufficient funds charges included $27.7 million, $30.4 million and $32.6 million related to consumer accounts during 2011, 2010 and 2009, respectively, and $7.2 million, $8.6 million and $8.5 million related to commercial accounts during 2011, 2010 and 2009, respectively. Overdraft/insufficient funds charges were partly impacted by changes in policies and a new rule issued by the Federal Reserve that became effective in the third quarter of 2010. The new rule prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Consumers must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices.

The Corporation had point of sale income from PIN-based debit card transactions totaling $6.8 million, $6.2 million and $4.3 million during 2011, 2010 and 2009, respectively. As stated previously in the section captioned “Supervision and Regulation” included in Item 1. Business, elsewhere in this report, the Dodd-Frank Act amended the EFTA which, among other things, gave the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers, such as Frost Bank. In June 2011, the Federal Reserve issued a final rule that, among other things, established standards for determining whether an interchange fee received or charged by an issuer with respect to an electronic debit transaction is reasonable and proportional to the cost incurred by the issuer with respect to the transaction. These new standards took effect on October 1, 2011 and apply to issuers, such as the Corporation, that, together with their affiliates, have assets of $10 billion or more. Under the rule, the maximum permissible interchange fee for an electronic debit transaction will be the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. The Federal Reserve also issued an interim final rule that allows for an upward adjustment of no more than 1 cent to an issuer’s debit card interchange fee if the issuer develops and implements policies and procedures reasonably designed to achieve the fraud-prevention standards set out in the interim final rule. The fraud-prevention adjustment was effective on October 1, 2011, concurrent with the debit card interchange fee limits. The Corporation currently expects that future revenues from debit card interchange transactions will likely be approximately one half of levels prior to October 1, 2011. Point of sale income from PIN-based debit card transactions totaled $1.3 million during the fourth quarter of 2011 compared to $1.9 million during the third quarter of 2011 as the impact of the new rules was partly mitigated by an increase in transaction volumes during the fourth quarter. Also see the discussion regarding income from Visa check card usage below under “Other Non-Interest Income.”

Insurance Commissions and Fees. Insurance commissions and fees for 2011 increased $1.4 million, or 4.1%, compared to 2010. The increase was related to an increase in commission income (up $1.4 million). The increase in commission income was partly related to the acquisition of Clark Benefit Group in the second quarter of 2011 as well as normal variation in the timing of renewals and market demand for insurance products. Insurance commissions and fees for 2010 increased $919 thousand, or 2.8%, compared to 2009. The increase was related to an increase in commission income (up $945 thousand).

Insurance commissions and fees include contingent commissions which totaled $3.8 million for each of 2011, 2010 and 2009. Contingent commissions primarily consist of amounts received from various property and casualty insurance carriers. The carriers use several non-client specific factors to determine the amount of the contingency payments. Such factors include the aggregate loss performance of insurance policies previously placed and the volume of business, among other things. Such commissions are seasonal in nature and are mostly received during the first quarter of each year. These commissions totaled $2.2 million in 2011 $2.5 million in 2010 and $2.8 million in 2009. Contingent commissions also include amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. These commissions totaled $1.6 million in 2011, $1.2 million in 2010 and $972 thousand in 2009.

Other Charges, Commissions and Fees. Other charges, commissions and fees for 2011 increased $3.6 million, or 11.7%, compared to 2010. The increase was primarily related to increases in mutual fund management fees (up $1.2 million), loan processing fees (up $1.2 million), investment banking fees related to corporate advisory services (up $965 thousand), unused balance fees on loan commitments (up $700 thousand), lease processing fees (up $318 thousand) and income related to sale of annuities and mutual funds (up $167 thousand and $161 thousand, respectively).

Other charges, commissions and fees for 2010 increased $2.8 million, or 9.9%, compared to 2009. The increase in other charges, commissions and fees was primarily related to increases in commission income related to the sale of mutual funds (up $1.4 million), mutual fund management fees (up $1.2 million) and unused balance fees on loan commitments (up $711 thousand). These increases were partly offset by a decrease in commission income related to the sale of money market accounts (down $1.0 million). The increase in commission income related to the sale of mutual funds and the concurrent decrease in commission income related to the sale of money market accounts reflected the apparent increased willingness of customers to invest in equities as market conditions began to improve. The decrease in commission income related to the sale of money market accounts was also partly related to lower marketing fees paid by fund companies.

Net Gain/Loss on Securities Transactions. During 2011, the Corporation sold available-for-sale securities with an amortized cost totaling $5.6 billion and realized a net gain of $6.4 million on those sales. With the exception of the sales during the third quarter of 2011 discussed below, these securities were primarily purchased during 2011 and subsequently sold primarily in connection with the Corporation’s tax planning strategies related to the Texas franchise tax. The gross proceeds from the sales of these securities outside of Texas are included in total revenues/receipts from all sources reported for Texas franchise tax purposes, which results in a reduction in the overall percentage of revenues/receipts apportioned to Texas and subjected to taxation under the Texas franchise tax. During the third quarter of 2011, the Corporation sold available-for-sale securities with an amortized cost totaling $32.6 million and realized a net gain of $6.4 million on those sales. The Corporation sold certain longer-duration municipal securities. During 2010, the Corporation sold available-for-sale securities with an amortized cost totaling $10.0 billion and realized a net gain of $6 thousand on those sales. These securities were purchased during 2010 and subsequently sold in connection with the aforementioned tax planning strategy. During 2009, the Corporation sold available-for-sale securities with an amortized cost totaling $206.2 million and realized a net gain of $283 thousand on those sales. The majority of the securities sold were Freddie Mac mortgage-backed securities. During the fourth quarter of 2009, the Corporation purchased approximately $404.9 million of Freddie Mac TBA (to be announced) mortgage-backed securities. The Corporation subsequently sold these securities prior to settlement and realized a net loss of $1.5 million. The Corporation instead invested the funds in mortgage-backed securities issued by Ginnie Mae.

Other Non-Interest Income. Other non-interest income for 2011 decreased $3.8 million, or 7.5%, compared to 2010. Components of other non-interest income with significant decreases included sundry income from various miscellaneous items (down $1.7 million), income from Visa check card usage (down $1.3 million), lease rental income (down $908 thousand), income from municipal bond underwriting discounts/fees (down $729 thousand) and earnings on the cash surrender value of life insurance policies (down $472 thousand). Components of other non-interest income with significant increases included gains on the sale of assets/foreclosed assets (up $1.7 million) and mineral interest income (up $232 thousand).

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

The Corporation had income from Visa check card usage totaling $19.8 million, $21.1 million and $18.5 million during 2011, 2010 and 2009. As stated previously in the section captioned “Supervision and Regulation” included in Item 1. Business, elsewhere in this report, the Dodd-Frank Act amended the EFTA to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers, such as Frost Bank. As more fully discussed above relative to point of sale income from PIN-based debit card transactions under “Service Charges on Deposit

Accounts,” in June 2011, the Federal Reserve issued new rules that significantly impacted the level of interchange fees that may be charged beginning October 1, 2011. The Corporation expects that future revenues from Visa check card usage will likely be approximately one third of levels prior to October 1, 2011, in part due to the fact that certain merchant negotiated rates are less than the maximum prescribed rate under the new rule. Income from Visa check card usage totaled $2.2 million during the fourth quarter of 2011 compared to $6.1 million during the third quarter of 2011.

Non-Interest Expense

The components of non-interest expense were as follows:

	2011	2010	2009

Salaries and wages	$252,028	$239,589	$230,643
Employee benefits	52,939	52,352	55,224
Net occupancy	46,968	46,166	44,188
Furniture and equipment	51,469	47,651	44,223
Deposit insurance	12,714	20,451	25,812
Intangible amortization	4,387	5,125	6,537
Other	137,593	124,207	125,611

Total	$558,098	$535,541	$532,238

Total non-interest expense for 2011 increased $22.6 million, or 4.2%, compared to 2010 while total non-interest expense for 2010 increased $3.3 million, or 0.6%, compared to 2009. Changes in the various components of non-interest expense are discussed below.

Salaries and Wages. Salaries and wages for 2011 increased $12.4 million, or 5.2%, compared to 2010. The increases were primarily related to normal annual merit and market increases as well as increases in incentive compensation expense and stock-based compensation expense.

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

Employee Benefits. Employee benefits expense for 2011 increased $587 thousand, or 1.1%, compared to 2010. The increase was primarily related to increases in expenses related to payroll taxes (up $595 thousand), medical insurance expense (up $501 thousand) and the Corporation’s 401(k) and profit sharing plans (up $197 thousand).

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

The Corporation’s defined benefit retirement and restoration plans were frozen effective as of December 31, 2001 and were replaced by the profit sharing plan. Management believes these actions help reduce the volatility in retirement plan expense. However, the Corporation still has funding obligations related to the defined benefit and restoration plans and could recognize retirement expense related to these plans in future years, which would be dependent on the return earned on plan assets, the level of interest rates and employee turnover. The Corporation recognized a net benefit related to the defined benefit retirement and restoration plans of $412 thousand in 2011 compared to a net benefit of $369 thousand in 2010 and a net expense of $3.1 million in

2009. Future benefits/expense related to these plans is dependent upon a variety of factors, including the actual return on plan assets. The decrease in expense related to the Corporation’s defined benefit retirement plan during 2010 compared to 2009 was partly related to a higher than expected return on plan assets during 2009.

For additional information related to the Corporation’s employee benefit plans, see Note 11 - Employee Benefit Plans in the accompanying notes to consolidated financial statements included elsewhere in this report.

Net Occupancy. Net occupancy expense for 2011 increased $802 thousand, or 1.7%, compared to 2010. The increase was primarily related to increases in service contracts expense (up $480 thousand), repairs expense (up $394 thousand), a decrease in parking garage income (down $161 thousand) and a decrease in rental income (down $153 thousand). Offsetting these items were decreases in property tax expense (down $247 thousand) and utilities expense (down $138 thousand).

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

Furniture and Equipment. Furniture and equipment expense for 2011 increased $3.8 million, or 8.0%, compared to 2010. The increase was primarily related to increases in software maintenance (up $2.6 million) and software amortization (up $1.2 million) partly offset by a decrease in depreciation on furniture and fixtures (down $404 thousand). The increase in software amortization and maintenance was primarily related to new applications placed into service in 2010.

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

Deposit Insurance. Deposit insurance expense totaled $12.7 million in 2011 compared to $20.5 million in 2010 and $25.8 million in 2009. The decrease in deposit insurance expense in 2011 was primarily related to a change in the deposit insurance assessment base and a change in the method by which the assessment rate is determined for large financial institutions. Details of these changes are further discussed below. The decreases were also partly related to the Corporation opting out of the Transaction Account Guarantee (“TAG”) component of the Temporary Liquidity Guarantee Program (“TLGP”) effective July 1, 2010. As further discussed below, deposit insurance expense during 2009 included $7.3 million related to a one-time special assessment in the second quarter. Excluding the impact of the special assessment, deposit insurance expense increased $2.0 million during 2010 compared to 2009. The effective increase was primarily related to deposit growth. Average deposits during 2010 totaled $14.0 billion compared to $12.4 billion during 2009. Deposit insurance expense during 2010 was partly reduced as a result of the Corporation opting out of the TAG component of the TLGP effective July 1, 2010.

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

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. In December 2009, the Corporation paid $64.5 million in prepaid risk-based assessments, which included $4.0 million related to the fourth quarter of 2009 that would have otherwise been payable in the first quarter of 2010. This amount is included in deposit insurance expense for 2009. The pre-paid deposit insurance included in accrued interest receivable and other assets in the accompanying consolidated balance sheets as of December 31, 2011 and 2010 totaled $32.2 million and $43.6 million, respectively.

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

On April 1, 2011, the deposit insurance assessment base changed from total domestic deposits to average total assets minus average tangible equity, pursuant to a rule issued by the FDIC as required by the Dodd-Frank Act. Additionally, the deposit insurance assessment system was revised to create a two scorecard system for large institutions, one for most large institutions, including Frost Bank, that have more than $10 billion in assets and another for “highly complex” institutions that have over $50 billion in assets and are fully owned by a parent with over $500 billion in assets. Each scorecard has a performance score and a loss-severity score that are combined to produce a total score, which is then translated into an initial assessment rate. In calculating these scores, the FDIC utilizes a bank’s capital level and supervisory ratings (its “CAMELS ratings”), certain financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The use of risk categories and long-term debt issuer ratings was eliminated. The FDIC has the ability to make discretionary adjustments to the total score, up or down, by a maximum of 15 points, based upon significant risk factors that are not adequately captured in the scorecard. The total score is constrained to be between 30 and 90 and translates to an initial base assessment rate on a non-linear, sharply-increasing scale.

For most large institutions, including Frost Bank, the initial base assessment rate ranges from 5 to 35 basis points on an annualized basis (basis points representing cents per $100). After the effect of potential base-rate adjustments, the total base assessment rate could range from 2.5 to 45 basis points on an annualized basis. The potential adjustments to an institution’s initial base assessment rate include (i) a potential decrease of up to 5 basis points for certain long-term unsecured debt (“unsecured debt adjustment”) and (ii) (except for well-capitalized institutions with a CAMELS rating of 1 or 2) a potential increase of up to 10 basis points for brokered deposits in excess of 10% of domestic deposits (“brokered deposit adjustment”). As the deposit insurance fund (“DIF”) reserve ratio grows, the rate schedule will be adjusted downward. Additionally, the rule includes a new adjustment for depository institution debt whereby an institution will pay an additional premium equal to 50 basis points on every dollar (above 3% of an institution’s Tier 1 capital) of long-term, unsecured debt held that was issued by another insured depository institution (excluding debt guaranteed under the TLGP).

Intangible Amortization. Intangible amortization is primarily related to core deposit intangibles and, to a lesser extent, intangibles related to customer relationships and non-compete agreements. Intangible amortization totaled $4.4 million in 2011 compared to $5.1 million in 2010 and $6.5 million in 2009. The decrease in amortization expense during the comparable years was primarily the result of the completion of amortization of certain intangible assets, as well as a reduction in the annual amortization rate of certain intangible assets as the Corporation uses an accelerated amortization approach which results in higher amortization rates during the earlier years of the useful lives of intangible assets. The decreases in amortization were partly offset by the additional amortization related to intangible assets recorded in connection with acquisitions during 2009 and 2011. See Note 5 - Goodwill and Other Intangible Assets in the accompanying notes to consolidated financial statements included elsewhere in this report.

Other Non-Interest Expense. Other non-interest expense for 2011 increased $13.4 million, or 10.8%, compared to 2010. Components of other non-interest expense with significant increases during 2011 included advertising/promotions expense (up $7.5 million), donation expense (up $2.2 million), web-site maintenance and enhancement expense (up $2.1 million), Visa check card expense (up $1.2 million), travel expense (up $896 thousand), sub-advisor investment management fees related to Frost Investment Advisors, LLC, (up $808 thousand) and losses on the sale/write-down of assets (up $747 thousand). The increase in advertising/promotions expense is primarily related to a new, expanded marketing campaign that began during the first quarter of 2011. The increases in the aforementioned items were partly offset by decreases in losses on the sale/write-down of foreclosed assets (down $1.2 million), amortization of net deferred costs related to loan commitments (down $1.2 million), professional service expense (down $990 thousand), property taxes on foreclosed assets (down $955 thousand) and Federal Reserve service charges (down $536 thousand).

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

Results of Segment Operations

The Corporation’s operations are managed along two operating segments: Banking and Frost Wealth Advisors (formerly the Financial Management Group or “FMG”). A description of each business and the methodologies used to measure financial performance is described in Note 17 - Operating Segments in the accompanying notes to consolidated financial statements included elsewhere in this report. Net income (loss) by operating segment is presented below:

	2011	2010	2009

Banking	$216,419	$210,351	$179,404
Frost Wealth Advisors	9,050	7,624	8,642
Non-Banks	(7,934)	(9,211)	(9,012)

Consolidated net income	$217,535	$208,764	$179,034

Banking

Net income for 2011 increased $6.1 million, or 2.9%, compared to 2010. The increase was primarily the result of an $18.1 million increase in net interest income, a $16.2 million decrease in the provision for loan losses and a $2.1 million increase in non-interest income partly offset by a $19.7 million increase in non-interest expense and a $10.6 million increase in income tax expense. Net income for 2010 increased $30.9 million, or 17.2%, compared to 2009. The increase was primarily the result of a $29.6 million increase in net interest income and a $21.8 million decrease in the provision for loan losses partly offset by a $14.4 million decrease in non-interest income, a $3.9 million increase in income tax expense and a $2.2 million increase in non-interest expense.

Net interest income for 2011 increased $18.1 million, or 3.2%, compared to 2010 while net interest income for 2010 increased $29.6 million, or 5.5%, compared to 2009. The increases primarily resulted from increases in the average volume of interest-earning assets partly offset by decreases in the net interest margin. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.

The provision for loan losses for 2011 totaled $27.5 million compared to $43.6 million in 2010 and $65.4 million in 2009. See the analysis of the provision for loan losses included in the section captioned “Allowance for Loan Losses” included elsewhere in this discussion.

Non-interest income for 2011 increased $2.1 million, or 1.1%, compared to 2010. The increase was primarily due to increases in the net gain on sale of securities, other charges, commissions and fees and insurance commissions and fees partly offset by a decrease in service charges on deposit accounts and other non-interest income. The increase in the net gain on sale of securities was primarily related to the sale of $32.6 million of certain longer-duration securities during the third quarter of 2011 on which the Banking segment realized a $6.4 million gain. The increase in other charges commissions and fees was primarily related to increases in loan and lease processing fees, investment banking fees related to corporate advisory services and unused balance fees on loan commitments. The decrease in service charges on deposit accounts was primarily related to decreases in overdraft/insufficient funds charges and service charges on both consumer and commercial accounts partly offset by an increase in point of sale income from PIN-based debit card transactions. The decrease in other non-interest income was primarily related to decreases in sundry income from various miscellaneous items, income from Visa check card usage, lease rental income, income from municipal bond underwriting discounts/fees and earnings on cash surrender value of life insurance policies. See the analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

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

Non-interest expense for 2011 increased $19.7 million, or 4.4%, compared to 2010. The increase was primarily due to an increase in other non-interest expense, salaries and wages and furniture and equipment expense partly offset by decreases in deposit insurance expense and intangible amortization. The increase in other non-interest expense was partly related to an increase in advertising/promotions expense, among other things. The increases in salaries and wages were primarily related to normal annual merit and market increases as well as increases in incentive compensation expense and stock-based compensation expense. The increase in furniture and equipment expense was due to increases in software maintenance and software amortization. The decrease in deposit insurance was primarily related to a change in the deposit insurance assessment base and a change in the method by which the assessment rate is determined for large financial institutions. The decrease was also partly related to the Corporation opting out of the Transaction Account Guarantee component of the Temporary Liquidity Guarantee Program effective July 1, 2010. See the analysis of these items included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

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

Income tax expense for 2011 increased $10.6 million, or 17.4%, compared to 2010. The increase was partly related to the correction, during the third quarter of 2011, of an under-accrual of taxes that resulted from incorrectly deducting premium amortization on municipal securities for federal income tax purposes since 2008. See the analysis of these items included in the section captioned “Income Taxes” included elsewhere in this discussion.

Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $36.0 million during 2011 compared to $34.6 million in 2010 and $33.6 million in 2009. Insurance commission revenues increased $1.4 million, or 4.1%, during 2011 compared to 2010 and increased $964 thousand, or 2.9%, during 2010 compared to 2009. The increases during both 2011 and 2010 were primarily related to higher commission income. See the analysis of insurance commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Frost Wealth Advisors

Net income for 2011 increased $1.4 million, or 18.7%, compared to 2010. The increase was primarily due to a $5.9 million increase in non-interest income partly offset by a $3.8 million increase in non-interest expense and a $772 thousand increase in income tax expense. Net income for 2010 decreased $1.0 million, or 11.8%, compared to 2009. The decrease was primarily due to a $3.0 million decrease in net interest income, a $624 thousand increase in non-interest expense partly offset by a $2.1 million increase in non-interest income and a $553 thousand decrease in income tax expense.

Net interest income for 2011 increased $52 thousand, or 0.8%, compared to 2010. The increase was due to an increase in the average volume of funds provided due to an increase in the average volume of Frost Wealth

Advisor’s repurchase agreements partly offset by a decrease in the funds transfer price received for funds provided to the Corporation. Net interest income decreased $3.0 million, or 32.6%, in 2010 compared to 2009. The decrease was due to a decrease in the average volume of funds provided due to a decrease in the average volume of Frost Wealth Advisor’s repurchase agreements which resulted from lower interest rates offered combined with a decrease in the funds transfer price received for providing those funds due to the lower interest rate environment.

Non-interest income for 2011 increased $5.9 million, or 6.9%, compared to 2010. The increase was primarily due to increases in trust fees (up $5.0 million) and other charges, commissions and fees (up $1.3 million) partly offset by a decrease in other non-interest income (down $402 thousand). Non-interest income for 2010 increased $2.1 million, or 2.5%, compared to 2009. The increase was primarily due to increases in other charges, commissions and fees (up $1.5 million) and trust fees (up $1.3 million).

Trust fee income is the most significant income component for Frost Wealth Advisors. Investment fees are the most significant component of trust fees, making up approximately 75% of total trust fees in both 2011 and 2010 and approximately 74% of total trust fees in 2009. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. The increase in trust fee income during 2011 compared to 2010 was primarily the result of an increase in investment fees, securities lending income, custody fees, real estate fees and estate fees. The increase in trust fee income during 2010 compared to 2009 was primarily the result of increases in investment fees and real estate fees partly offset by decreases in financial consulting fees and securities lending income. See the analysis of trust fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

The increase in other charges, commissions and fees during 2011 compared to 2010 was primarily due to increases in mutual fund management fees, income related to the sale of annuities and mutual funds and brokerage commissions partly offset by a decrease in commission income related to the sale of money market accounts. The increase in other charges, commissions and fees during 2010 compared to 2009 was primarily due to increases in commission income related to the sale of mutual funds and mutual fund management fees partly offset by a decrease in commission income related to the sale of money market accounts. The increases in commission income related to the sale of mutual funds and the concurrent decreases in commission income related to the sale of money market accounts during the comparable years are reflective of the apparent increased willingness of customers to invest in equities as market conditions have improved. The decreases in commission income related to the sale of money market accounts is also partly related to lower marketing fees paid by fund companies.

Non-interest expense for 2011 increased $3.8 million, or 4.7%, compared to 2010. The increase was primarily due to increases in salaries and wages (up $1.7 million) and other non-interest expense (up $2.3 million). The increases in salaries and wages was primarily related to normal annual merit and market increases and an increase in stock-based compensation expense. The increase in other non-interest expense was partly related to increases in sub-advisor investment management fees related to Frost Investment Advisors, LLC, and increases in various overhead cost allocations, among other things, partly offset by decreases in sundry losses from various miscellaneous items.

Non-interest expense for 2010 increased $624 thousand, or 0.8%, compared to 2009. The increase was primarily due to an increase in other non-interest expense (up $989 thousand) partly offset by a decrease in salaries and wages (down $370 thousand). The increase in other non-interest expense was primarily due to increases in sub-advisor investment management fees related to Frost Investment Advisors, LLC and sundry expense from miscellaneous items, among other things, partly offset by a decrease in outside computer services expense. The decrease in salaries and wages was primarily related to a decrease in incentive compensation as well as a decrease in stock-based compensation expense resulting from the forfeiture of certain awards.

Non-Banks

The net loss for the Non-Banks operating segment for 2011 decreased $1.3 million compared to 2010. The decrease was primarily due to a $933 thousand decrease in non-interest expense, a $204 thousand increase in income tax benefit and a $192 thousand decrease in net interest expense partly offset by a $52 thousand decrease in non-interest income. The decrease in non-interest expense was primarily related to decreases in professional services expense and property taxes partly offset by an increase in directors fees.

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

Income Taxes

The Corporation recognized income tax expense of $68.7 million, for an effective tax rate of 24.0%, in 2011 compared to $57.6 million, for an effective rate of 21.6%, in 2010, and $53.7 million, for an effective tax rate of 23.1% in 2009. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies. The increase in the effective tax rate for 2011 compared to 2010 was primarily due to the correction, during the third quarter of 2011, of an under-accrual of taxes that resulted from incorrectly deducting premium amortization on municipal securities for federal income tax purposes since 2008. As a result, the Corporation recognized additional income tax expense totaling $4.1 million, which included interest, related to the 2010, 2009 and 2008 tax years. Excluding the effect of the correction related to prior year amounts, the Corporation’s effective tax rate would have been 22.6% for 2011. The decrease in the effective tax rate during 2010 compared to 2009 was primarily the result of an increase in holdings of tax-exempt municipal securities.

Sources and Uses of Funds

The following table illustrates, during the years presented, the mix of the Corporation’s funding sources and the assets in which those funds are invested as a percentage of the Corporation’s average total assets for the period indicated. Average assets totaled $18.6 billion in 2011 compared to $17.2 billion in 2010 and $15.7 billion in 2009.

	2011	2010	2009

Sources of Funds:
Deposits:
Non-interest-bearing	30.9%	29.2%	27.1%
Interest-bearing	51.1	52.5	52.0
Federal funds purchased and repurchase agreements	3.2	2.8	3.9
Long-term debt and other borrowings	1.7	2.2	3.7
Other non-interest-bearing liabilities	1.4	1.5	1.7
Equity capital	11.7	11.8	11.6

Total	100.0%	100.0%	100.0%

Uses of Funds:
Loans	43.3%	47.3%	55.1%
Securities	33.5	30.3	27.1
Federal funds sold, resell agreements and interest-bearing deposits	13.5	11.6	5.7
Other non-interest-earning assets	9.7	10.8	12.1

Total	100.0%	100.0%	100.0%

Deposits continue to be the Corporation’s primary source of funding. Average deposits increased $1.2 billion, or 8.4% in 2011 compared to 2010 and $1.6 billion, or 13.1% in 2010 compared to 2009. Non-interest-bearing deposits remain a significant source of funding, which has been a key factor in maintaining the Corporation’s relatively low cost of funds. Non-interest-bearing deposits totaled 37.7% of total average deposits in 2011, 35.8% in 2010 and 34.3% in 2009. As stated previously in the section captioned “Supervision and Regulation” included in Item 1. Business, elsewhere in this report, the Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. Although the ultimate impact of this legislation on the Corporation has not yet been determined, the Corporation may begin to incur interest costs associated with demand deposits in the future as market conditions warrant, in which case, the relative proportion of non-interest-bearing deposits to total deposits would be expected to decrease.

The Corporation primarily invests funds in loans and securities. Loans continue to be the largest component of the Corporation’s mix of invested assets despite decreasing balances in recent years. Average loans decreased $82.2 million, or 1.0% in 2011 compared to 2010 and $527.4 million, or 6.1%, in 2010 compared to 2009. Average securities increased $998.6 million, or 19.2% in 2011 compared to 2010 and $950.9 million, or 22.3%, in 2010 compared to 2009. Average federal funds sold, resell agreements and interest-bearing deposits increased $519.2 million in 2011 compared to 2010 and $1.1 billion in 2010 compared to 2009. The increases in average securities and average federal funds sold, resell agreements and other interest-bearing deposits during the comparable years were primarily funded by deposit growth.

Loans

Year-end loans were as follows:

	2011	Percentage of Total	2010	2009	2008	2007

Commercial and industrial:
Commercial	$3,553,989	44.5%	$3,479,349	$3,577,758	$3,950,648	$3,472,759
Leases	193,412	2.4	186,443	197,605	205,290	184,140
Asset-based	169,466	2.1	122,866	117,213	85,865	32,963

Total commercial and industrial	3,916,867	49.0	3,788,658	3,892,576	4,241,803	3,689,862
Commercial real estate:
Commercial mortgages	2,383,479	29.8	2,374,542	2,327,471	2,250,442	1,982,786
Construction	434,870	5.5	593,273	659,459	755,704	560,176
Land	202,478	2.5	234,952	259,200	346,591	397,319

Total commercial real estate	3,020,827	37.8	3,202,767	3,246,130	3,352,737	2,940,281
Consumer real estate:
Home equity loans	282,244	3.5	275,806	289,535	320,220	282,947
Home equity lines of credit	191,960	2.4	186,465	166,441	122,608	86,873
1-4 family residential mortgages	45,943	0.6	57,877	66,351	79,446	98,077
Construction	17,544	0.2	23,565	30,325	55,947	61,595
Other	225,118	2.8	254,551	275,780	266,862	220,897

Total consumer real estate	762,809	9.5	798,264	828,432	845,083	750,389

Total real estate	3,783,636	47.3	4,001,031	4,074,562	4,197,820	3,690,670
Consumer and other:
Consumer installment	301,518	3.8	319,384	346,255	349,641	325,351
Student loans held for sale	-	-	-	24,201	28,889	62,861
Other	11,018	0.1	28,234	52,406	53,662	29,891

Total consumer and other	312,536	3.9	347,618	422,862	432,192	418,103
Unearned discounts	(17,910)	(0.2)	(20,287)	(22,220)	(27,733)	(29,273)

Total	$7,995,129	100.0%	$8,117,020	$8,367,780	$8,844,082	$7,769,362

Overview. Year-end total loans decreased $121.9 million, or 1.5%, during 2011 compared to 2010. The Corporation stopped originating 1-4 family residential mortgage loans in 2000, and as such, this portfolio is excluded when analyzing the growth of the loan portfolio. Student loans are similarly excluded because the Corporation primarily originated these loans for resale. Accordingly, student loans were classified as held for sale. During 2008, the Corporation elected to discontinue the origination of student loans for resale, aside from previously outstanding commitments. All remaining student loans were sold during the second quarter of 2010. Excluding 1-4 family residential mortgages and student loans, year-end loans decreased $110.0 million, or 1.4% during 2011 compared to 2010, decreased $218.1 million, or 2.6%, during 2010 compared to 2009, decreased $458.5 million, or 5.3%, during 2009 compared to 2008 and increased $1.1 billion, or 14.8% during 2008 compared to 2007.

The majority of the Corporation’s loan portfolio is comprised of commercial and industrial loans and real estate loans. Commercial and industrial loans made up 49.0% and 46.7% of total loans at December 31, 2011 and 2010 while real estate loans made up 47.3% and 49.3% of total loans at December 31, 2011 and 2010. Real estate loans include both commercial and consumer balances.

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

Commercial and Industrial Loans. Commercial and industrial loans increased $128.2 million, or 3.4%, from $3.8 billion at December 31, 2010 to $3.9 billion at December 31, 2011. The Corporation’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Corporation’s loan policy guidelines. The commercial and industrial loan portfolio also includes the commercial lease and asset-based lending portfolios as well as purchased shared national credits (“SNCs”), which are discussed in more detail below.

Industry Concentrations. As of December 31, 2011 and 2010, other than energy loans, there were no concentrations of loans within any single industry in excess of 10% of total loans, as segregated by Standard Industrial Classification code (“SIC code”). The SIC code is a federally designed standard industrial numbering system used by the Corporation to categorize loans by the borrower’s type of business. The following table summarizes the industry concentrations of the Corporation’s loan portfolio, as segregated by SIC code. Industry concentrations are stated as a percentage of year-end total loans as of December 31, 2011 and 2010:

	2011	2010

Industry concentrations:
Energy	10.9%	9.9%
Medical services	6.8	6.5
Public finance	5.5	4.8
Services	3.0	3.3
General and specific trade contractors	3.0	3.0
Manufacturing, other	2.8	2.9
Religion	2.8	2.7
Insurance	2.4	2.6
Legal services	2.2	2.0
Restaurants	1.7	1.9
Building construction	1.3	2.8
All other (35 categories in 2011 and 2010)	57.6	57.6

Total loans	100.0%	100.0%

The Corporation’s largest concentration in any single industry is in energy. Year-end energy loans were as follows:

	2011	2010

Energy loans:
Production	$683,795	$603,887
Service	126,496	155,362
Manufacturing	40,265	23,459
Traders	16,768	20,793
Refining	3,262	3,387

Total energy loans	$870,586	$806,888

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

	2011			2010
	Number of Relationships	Period-End Balances		Number of Relationships	Period-End Balances
		Committed	Outstanding		Committed	Outstanding
Large credit relationships:
$20.0 million and greater	137	$4,625,356	$2,132,286	127	$4,168,836	$2,100,807
$10.0 million to $19.9 million	140	1,960,852	1,127,865	133	1,829,472	1,173,454

The average commitment per large credit relationship in excess of $20.0 million totaled $33.8 million at December 31, 2011 and $32.8 million at December 31, 2010. The average outstanding balance per large credit relationship with a commitment in excess of $20.0 million totaled $15.6 million at December 31, 2011 and $16.5 million at December 31, 2010. The average commitment per large credit relationship between $10.0 million and $19.9 million totaled $14.0 million at December 31, 2011 and $13.8 million at December 31, 2010. The average outstanding balance per large credit relationship with a commitment between $10 million and $19.9 million totaled $8.1 million at December 31, 2011 and $8.8 million at December 31, 2010.

Purchased Shared National Credits. Purchased SNCs are participations purchased from upstream financial organizations and tend to be larger in size than the Corporation’s originated portfolio. The Corporation’s purchased SNC portfolio totaled $537.4 million at December 31, 2011 increasing $77.4 million, or 16.8%, from $460.0 million at December 31, 2010. At December 31, 2011, 60.6% of outstanding purchased SNCs was related to the energy industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the commercial and industrial portfolio, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of the Corporation’s customers. As a matter of policy, the Corporation generally only participates in SNCs for companies headquartered in or which have significant operations within the

Corporation’s market areas. In addition, the Corporation must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes. The following table provides additional information about certain credits within the Corporation’s purchased SNCs portfolio as of year-end.

	2011			2010
	Number of Relationships	Period-End Balances		Number of Relationships	Period-End Balances
		Committed	Outstanding		Committed	Outstanding

Purchased shared national credits:
$20.0 million and greater	36	$1,024,373	$382,356	30	$788,980	$312,349
$10.0 million to $19.9 million	16	224,141	132,163	16	250,181	122,613

Real Estate Loans. Real estate loans totaled $3.8 billion at December 31, 2011 decreasing $217.4 million, or 5.4%, compared to $4.0 billion at December 31, 2010. Commercial real estate loans totaled $3.0 billion, or 79.8% of total real estate loans, at December 31, 2011 and $3.2 billion, or 80.0% of total real estate loans, at December 31, 2010. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. The Corporation’s primary focus for the commercial real estate portfolio has been growth in loans secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan.

The following tables summarize the Corporation’s commercial real estate loan portfolio, as segregated by (i) the type of property securing the credit and (ii) the geographic region in which the loans were originated. Property type concentrations are stated as a percentage of year-end total commercial real estate loans as of December 31, 2011 and 2010:

	2011	2010

Property type:
Office building	17.4%	16.5%
Office/warehouse	15.8	16.7
Medical offices and services	9.7	8.4
Non-farm/non-residential	7.8	7.1
Religious	7.3	6.6
Retail	4.9	6.2
Multifamily	4.0	4.2
1-4 family	3.8	4.6
All other	29.3	29.7

Total commercial real estate loans	100.0%	100.0%

Geographic region:
Fort Worth	25.8%	27.1%
San Antonio	23.9	23.7
Houston	19.9	20.3
Austin	10.9	10.3
Dallas	8.3	8.0
Rio Grande Valley	6.5	5.5
Corpus Christi	4.7	5.1

Total commercial real estate loans	100.0%	100.0%

Consumer Loans. The consumer loan portfolio, including all consumer real estate, totaled $1.1 billion at both December 31, 2011 and 2010. As the following table illustrates as of year-end, the consumer loan portfolio has three distinct segments, including consumer real estate (excluding 1-4 family residential mortgages), consumer installment and 1-4 family residential mortgages.

	2011	2010

Consumer real estate:
Home equity loans	$282,244	$275,806
Home equity lines of credit	191,960	186,465
Construction	17,544	23,565
Other	225,118	254,551

Total consumer real estate	716,866	740,387
Consumer installment	301,518	319,384
1-4 family residential mortgages	45,943	57,877

Total consumer loans	$1,064,327	$1,117,648

Consumer real estate loans, excluding 1-4 family residential mortgages, decreased $23.5 million, or 3.2%, from December 31, 2010. Combined, home equity loans and lines of credit made up 66.1% and 62.4% of the consumer real estate loan total at December 31, 2011 and 2010. The Corporation offers home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans.

The consumer installment loan portfolio primarily consists of automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents, and other similar types of credit facilities.

As previously stated, the Corporation discontinued the origination of student loans for resale, aside from previously outstanding commitments, during 2008 and sold all remaining student loans during 2010. Student loans were primarily originated for resale on the secondary market and classified as “held for sale” though included in total loans in the consolidated balance sheet. Student loans were generally sold on a non-recourse basis after the deferment period ended; however, from time to time, the Corporation sold such loans prior to the end of the deferment period. The Corporation sold approximately $23.5 million of student loans during 2010 and $4.6 million during 2009.

In general, the Corporation no longer originates 1-4 family mortgage loans; however, from time to time, the Corporation may invest in such loans to meet the needs of its customers.

Foreign Loans. The Corporation makes U.S. dollar-denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at December 31, 2011 or 2010.

Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table presents the maturity distribution of the Corporation’s loans, excluding 1-4 family residential real estate loans and unearned discounts, at December 31, 2011. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate or LIBOR.

	Due in One Year or Less	After One, but Within Five Years	After Five Years	Total

Commercial and industrial	$1,886,994	$1,649,588	$380,285	$3,916,867
Real estate construction	141,055	211,627	99,732	452,414
Commercial real estate and land	399,099	1,195,147	991,711	2,585,957
Consumer and other	175,221	199,654	636,983	1,011,858

Total	$2,602,369	$3,256,016	$2,108,711	$7,967,096

Loans with fixed interest rates	$833,296	$1,005,231	$1,222,336	$3,060,863
Loans with floating interest rates	1,769,073	2,250,785	886,375	4,906,233

Total	$2,602,369	$3,256,016	$2,108,711	$7,967,096

The Corporation generally structures commercial loans with shorter-term maturities in order to match the Corporation’s funding sources and to enable the Corporation to effectively manage the loan portfolio by providing the flexibility to respond to liquidity needs, changes in interest rates and changes in underwriting standards and loan structures, among other things. Due to the shorter-term nature of such loans, from time to time and in the ordinary course of business, the Corporation will renew/extend maturing lines of credit or refinance existing loans at their maturity dates. These renewals, extensions and refinancings are made in the ordinary course of business for customers that meet the Corporation’s normal level of credit standards. Such borrowers typically request renewals to support their on-going working capital needs to finance their operations. Such borrowers are not experiencing financial difficulties and generally could obtain similar financing from another financial institution. In connection with each renewal, extension or refinancing, the Corporation may require a principal reduction, adjust the rate of interest and/or modify the structure and other terms to reflect the current market pricing/structuring for such loans or to maintain competitiveness with other financial institutions. In such cases, the Corporation does not generally grant concessions, and, except for those reported in Note 3 – Loans, any such renewals, extensions or refinancings that occurred during the reported periods were not deemed to be troubled debt restructurings pursuant to applicable accounting guidance. During 2011, renewals, extensions and refinancings of commercial and industrial loans totaled approximately $1.6 billion while renewals, extensions and refinancings of commercial real estate and construction loans totaled approximately $603.4 million. Due to the shorter-term structuring of the Corporation’s loan portfolio, some loans may renew multiple times in a given year as a result of general customer practice and need. Loans exceeding $1.0 million undergo a complete underwriting process at each renewal.

Non-Performing Assets and Potential Problem Loans

Non-Performing Assets. Year-end non-performing assets and accruing past due loans were as follows:

	2011	2010	2009	2008	2007

Non-accrual loans:
Commercial and industrial	$43,874	$60,408	$82,219	$27,123	$11,445
Real estate	49,736	76,270	63,926	36,764	12,026
Consumer and other	728	462	722	1,287	972

Total non-accrual loans	94,338	137,140	146,867	65,174	24,443
Restructured loans	-	-	-	-	-
Foreclosed assets:
Real estate	26,608	27,339	33,305	12,312	4,596
Other	-	471	7	554	810

Total foreclosed assets	26,608	27,810	33,312	12,866	5,406

Total non-performing assets	$120,946	$164,950	$180,179	$78,040	$29,849

Ratio of non-performing assets to:
Total loans and foreclosed assets	1.51%	2.03%	2.14%	0.88%	0.38%
Total assets	0.60	0.94	1.11	0.52	0.22
Accruing past due loans:
30 to 89 days past due	$42,463	$55,045	$90,173	$102,053	$45,290
90 or more days past due	17,417	26,922	23,911	19,751	14,347

Total accruing past due loans	$59,880	$81,967	$114,084	$121,804	$59,637

Ratio of accruing past due loans to total loans:
30 to 89 days past due	0.53%	0.68%	1.08%	1.16%	0.58%
90 or more days past due	0.22	0.33	0.28	0.22	0.19

Total accruing past due loans	0.75%	1.01%	1.36%	1.38%	0.77%

Non-performing assets include non-accrual loans and foreclosed assets. Non-performing assets at December 31, 2011 decreased $44.0 million from December 31, 2010. While down significantly in 2011, in general, the level of non-performing assets in recent years is reflective of the weaker economic conditions which began in the latter part of 2008. Non-accrual commercial and industrial loans included two credit relationships in excess of $5 million totaling $17.3 million at December 31, 2011 and three credit relationships in excess of $5 million totaling $25.8 million at December 31, 2010. Non-accrual real estate loans primarily consist of land development, 1-4 family residential construction credit relationships and loans secured by office buildings and religious facilities. Non-accrual commercial real estate loans included one credit relationship in excess of $5 million totaling $5.8 million at December 31, 2011 and one credit relationship in excess of $5 million totaling $6.4 million at December 31, 2010.

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

Foreclosed assets represent property acquired as the result of borrower defaults on loans. Foreclosed assets are recorded at estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for loan losses. Subsequent to foreclosure, the fair value of property held is monitored/evaluated by a third-party service and reviewed with management on a quarterly basis. Write-downs are provided for subsequent declines in value and are included in other non-interest expense along with other expenses related to maintaining the properties. During 2011 and 2010, foreclosed assets, particularly among certain classes of property (primarily land), experienced significant deterioration in fair values as a result of the prevailing weaker economic conditions. Write-downs of foreclosed assets totaled $2.8 million and $2.3 million, during 2011 and 2010, respectively. During 2011, the Corporation recognized write-downs on 29 different properties/relationships with the average write-down totaling $96 thousand and the largest individual write-down totaling $689 thousand. The weighted-average percentage write-down was 30.3%. The weighted-average number of days these properties were held as foreclosed assets prior to write-down was 276 days. During 2010, the Corporation recognized write-downs on 60 different properties/relationships with the average write-down totaling $38 thousand and the largest individual write-down totaling $220 thousand. The weighted-average percentage write-down was 22.5%. The weighted-average number of days these properties were held as foreclosed assets prior to write-down was 336 days. There were no significant concentrations of any properties, to which the aforementioned write-downs relate, in any single geographic region.

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At December 31, 2011 and 2010, the Corporation had $42.6 million and $33.8 million in loans of this type which are not included in either of the non-accrual or 90 days past due loan categories. At December 31, 2011, potential problem loans consisted of seven credit relationships. Of the total outstanding balance at December 31, 2011, 66.2% related to two customers in the construction industry and 14.3% related to two customers in manufacturing. Weakness in these companies’ operating performance has caused the Corporation to heighten the attention given to these credits.

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

The table below provides an allocation of the year-end allowance for loan losses by loan type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	2011		2010		2009		2008		2007

	Allowance for Loan Losses	Percentage of Loans in each Category to Total Loans	Allowance for Loan Losses	Percentage of Loans in each Category to Total Loans	Allowance for Loan Losses	Percentage of Loans in each Category to Total Loans	Allowance for Loan Losses	Percentage of Loans in each Category to Total Loans	Allowance for Loan Losses	Percentage of Loans in each Category to Total Loans

Commercial and industrial	$42,774	49.0%	$57,789	46.7%	$57,394	46.5%	$51,534	48.0%	$50,245	47.1%
Commercial real estate	20,912	37.8	28,534	39.5	28,514	38.8	25,928	37.9	19,215	37.8
Consumer real estate	3,540	9.5	3,223	9.8	2,560	9.9	3,217	9.6	1,585	9.7
Consumer and other	12,635	3.7	11,974	4.0	16,929	4.8	18,846	4.5	13,426	5.4
Unallocated	30,286	-	24,796	-	19,912	-	10,719	-	7,868	-

Total	$110,147	100%	$126,316	100.0%	$125,309	100.0%	$110,244	100.0%	$92,339	100.0%

As of December 31, 2011, the reserve allocated to commercial and industrial loans decreased $15.0 million compared to December 31, 2010. The decrease was related to decreases in the level of classified loans and allocations for specific loans. Classified commercial and industrial loans (loans having a risk grade of 11, 12 or 13) totaled $139.2 million at December 31, 2011 compared to $198.3 million at December 31, 2010. Specific allocations of the allowance for loan losses related to commercial and industrial loans totaled $2.7 million at December 31, 2011 compared to $9.1 million at December 31, 2010. The decrease was also partly due to a decrease in the historical loss allocation factor applied to non-classified commercial and industrial loans. The base historical loss allocation for each category of loans is the product of the volume of loans within each level of risk classification and the historical loss allocation factor for that particular level of risk classification, adjusted, as necessary to reflect the impact of current conditions. The base historical loss allocation is then adjusted upwards utilizing an environmental adjustment factor that is based upon a more qualitative analysis of risk. See Note 3 - Loans in the accompanying notes to consolidated financial statements for information regarding the various risks that may be considered in the determination of the environmental adjustment factor. Prior to the first quarter of 2011, the base historical loss allocation factors for non-classified loans determined based upon actual historical loss experience were adjusted upwards given the continued higher levels of charge-offs relative to historical average and the prevailing uncertain economic conditions. During the first quarter of 2011, the amounts of these upward adjustments were partly reduced in light of the decreasing trend in classified loans and an improvement in the outlook related to credit quality. The impact of these reductions was partly offset by the effect of a new allocation for distressed industries and an increase in the environmental adjustment factor. As more fully discussed in Note 3 - Loans in the accompanying notes to consolidated financial statements, the distressed industries allocation was added to the Corporation’s methodology for the determination of reserves allocated to specific loan portfolio segments in 2011. The distressed industries allocation related to commercial and industrial loans totaled $4.1 million at December 31, 2011. The environmental adjustment factor resulted in additional general valuation allowances for commercial and industrial loans totaling $5.6 million at December 31, 2011 and $4.4 million at December 31, 2010.

As of December 31, 2011, the reserve allocated to commercial real estate loans decreased $7.6 million compared to December 31, 2010. The decrease was primarily related to decreases in the level of classified loans and allocations for specific loans. Classified commercial real estate loans totaled $180.0 million at December 31, 2011 compared to $213.6 million at December 31, 2010. Specific allocations of the allowance for loan losses related to commercial real estate loans totaled $1.1 million at December 31, 2011 compared to $4.4 million at December 31, 2010. The decrease was also partly due to a decrease in the historical loss allocation factor applied to non-classified commercial real estate loans, as discussed above with regards to commercial and industrial loans. The impact of these reductions was partly offset by the effect of a new allocation for distressed industries and an increase in the environmental adjustment factor. The distressed industries allocation related to commercial real estate loans totaled $922 thousand at December 31, 2011. The environmental adjustment factor resulted in additional general valuation allowances for commercial real estate loans totaling $3.7 million at December 31, 2011 and $3.0 million at December 31, 2010.

The reserve allocated to consumer real estate loans at December 31, 2011 increased $317 thousand compared to December 31, 2010, while the reserve allocated to consumer and other loans at December 31, 2011 increased $661 thousand compared to December 31, 2010. The increases in the reserves allocated to consumer real estate loans and consumer and other loans were primarily related to increases in the historical loss allocation factors applied to these loan segments and an increase in the environmental adjustment factor, partly offset by the effect of a decrease in the volume of loans in each of these segments.

The unallocated portion of the allowance for loan losses represents general valuation allowances that are not allocated to specific loan portfolio segments. See Note 3 - Loans in the accompanying notes to consolidated financial statements for information regarding the components of the unallocated portion of the allowance. The unallocated portion of the allowance for loan losses at December 31, 2011 increased $5.5 million compared to December 31, 2010. This fluctuation was primarily due to an increase in the allocation for excessive industry concentrations which totaled $7.0 million at December 31, 2011 compared to $1.7 million at December 31, 2010. The increase was primarily related to new industry concentrations that were not considered to be excessive industry concentrations in 2010. In addition, during 2011, the Corporation refined its methodology for the determination of general valuation allowances to (i) provide additional allocations for loans that did not undergo a separate, independent concurrence review during the underwriting process (generally those loans under $1.0 million at origination), (ii) reduce the minimum balance/commitment threshold for which allocations are made for highly leveraged credit relationships that exceed specified risk grades, (iii) lower the maximum risk grade thresholds for highly leveraged credit relationships, and (iv) include a reduction factor for recoveries of prior charge-offs to compensate for the fact that historical loss allocations are based upon gross charge-offs rather than net. The net effect of these changes to the Corporation’s methodology for the determination of general valuation allowances did not significantly impact the level of the unallocated portion of the allowance for loan losses at December 31, 2011 compared to December 31, 2010.

During 2010, the reserve allocated to commercial and industrial loans and commercial and consumer real estate loans did not significantly fluctuate compared to 2009 as the effect of a slight decrease in the level of classified loans as well as decreases in the overall volume of commercial and industrial loans and real estate loans was offset by the effect of increases in the historical loss allocation factors applied to both classified and non-classified loans. The historical loss allocation factors for non-classified loans determined based upon actual historical experience were adjusted upwards given the continued higher levels of net charge-offs relative to historical average and the continued uncertain economic conditions. Specific valuation allowances related to commercial and industrial loans decreased approximately $2.8 million in 2010 compared to 2009 while specific valuation allowances related to real estate loans increased $2.8 million in 2010 compared to 2009. The decrease in the reserve allocated to consumer and other loans during 2010 compared to 2009 was primarily related to a decrease in the volume of such loans. Despite improving economic conditions relative to 2009, the increase in the unallocated portion of the allowance for loan losses during 2010 compared to 2009 was reflective of continued economic uncertainty resulting from weakness in certain business sectors (including contractors, builders, commercial real estate, manufacturing and healthcare), high unemployment and relatively low consumer spending activity. The Corporation primarily monitors communications and statistical data from the Federal Reserve and other agencies of the U.S. government in assessing the status of these factors. By the end of 2010, management believed that the improving trends seen in certain components of the Texas Leading Index, as well as in the national economy as a whole, were primarily driven by government stimulus programs, the extension of tax cuts and the monetary policy of the Federal Reserve with regards to quantitative easing. Such measures were expected to act as a catalyst for long-term growth; however, while short-term improvements were seen, management believes that these measures did not lead to private-sector employment growth and increased consumer spending levels as they were expected.

During 2009, the reserve allocated to commercial and industrial loans and commercial real estate loans increased $5.9 million and $2.6 million, respectively, compared to 2008 primarily due to an increase in the historical loss allocation factors applied to non-classified loans. The historical loss allocation factors for non-classified loans determined based upon actual historical experience were adjusted upwards in 2009 given the significant increase in net charge-offs relative to historical average and the continued uncertain economic conditions. Specific valuation allowances related to commercial and industrial loans increased approximately $4.8 million in 2009 compared to 2008 while specific valuation allowances related to real estate loans decreased $461 thousand in 2009 compared to 2008. The $9.2 million increase in the unallocated portion of the allowance for loan losses during 2009 compared to 2008 was reflective of continued recessionary economic conditions which began in 2008.

During 2008, the reserve allocated to all categories of loans increased compared to 2007 primarily due to increases in the level of classified loans which impacted the level of allocations required based upon historical loss experience combined with overall growth in loans. Specific valuation allowances also increased in 2008. Specific valuation allowances related to commercial and industrial loans and real estate loans increased approximately $4.1 million and $2.0 million in 2008 compared to 2007, respectively. The increase in the reserve allocated to commercial and industrial loans due to the increase in classified loans and specific valuation allowances was mostly offset by a decrease in general valuation allowances related to large balance and highly leveraged credit relationships that exceed specified risk grades. The increase in the reserve allocated to real estate loans due to the increase in classified loans and specific valuation allowances was partly offset by a decrease in general valuation allowances previously allocated to compensate for concentration risk related to certain higher-risk categories of real estate loans. The increase in the unallocated portion of the allowance for loan losses during 2008 compared to 2007 was reflective of the deterioration of economic conditions during 2008.

Activity in the allowance for loan losses is presented in the following table.

	2011	2010	2009	2008	2007

Balance of allowance for loan losses at beginning of year	$126,316	$125,309	$110,244	$92,339	$96,085
Provision for loan losses	27,445	43,611	65,392	37,823	14,660
Charge-offs:
Commercial and industrial	(33,678)	(31,324)	(35,432)	(13,910)	(7,541)
Real estate	(13,565)	(10,206)	(12,132)	(6,855)	(9,309)
Consumer and other	(9,442)	(11,893)	(12,047)	(8,422)	(8,309)

Total charge-offs	(56,685)	(53,423)	(59,611)	(29,187)	(25,159)
Recoveries:
Commercial and industrial	4,526	2,794	2,525	3,285	2,125
Real estate	1,838	1,603	497	1,101	331
Consumer and other	6,707	6,422	6,262	4,883	4,297

Total recoveries	13,071	10,819	9,284	9,269	6,753

Net charge-offs	(43,614)	(42,604)	(50,327)	(19,918)	(18,406)

Balance at end of year	$110,147	$126,316	$125,309	$110,244	$92,339

Net charge-offs as a percentage of average loans	0.54%	0.52%	0.58%	0.24%	0.25%
Allowance for loan losses as a percentage of year-end loans	1.38	1.56	1.50	1.25	1.19
Allowance for loan losses as a percentage of year-end non-accrual loans	116.76	92.11	85.32	169.15	377.77
Average loans outstanding during the year	$8,042,968	$8,125,150	$8,652,563	$8,314,265	$7,464,140
Loans outstanding at year-end	7,995,129	8,117,020	8,367,780	8,844,082	7,769,362
Non-accrual loans outstanding at year-end	94,338	137,140	146,867	65,174	24,443

As stated above, the provision for loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for loan losses decreased $16.2 million in 2011 to $27.4 million compared to $43.6 million in 2010 and decreased $21.8 million in 2010 compared to $65.4 million in 2009. The level of the provision for loan losses during 2011 is reflective of the decreasing trend in classified loans. The decrease in the provision for loan losses during 2010 is reflective of a decrease in the level of net charge-offs compared to 2009 as well as decreases in the level of classified loans and overall loan volumes. The increase in the provision for loan losses during 2009 compared to 2008 was partly due to higher levels of net charge-offs and an increase in classified loans related to the weaker economic conditions. The weak economic conditions particularly affected the performance of many of the Corporation’s land development and 1-4 family residential construction credit relationships. The increase in 2008 compared to 2007 was partly due to a provision totaling approximately $10 million for probable loan losses related to Hurricane Ike which impacted the Corporation’s Houston and Galveston market areas during the third quarter of 2008. In determining the amount of the provision, the Corporation identified customers that were likely impacted by the hurricane based on their geographic location. The Corporation adjusted risk grades for loans to these customers based on estimated loan payment abilities and loss of collateral value. Furthermore, the Corporation increased the historical loss allocation factors for all lower-risk, “pass” loans to customers within the areas directly impacted by Hurricane Ike and the greater Houston/Galveston market area as a whole. The increase in the provision for loan losses was also partly due to an increase in classified loans and the overall growth in loans, which increased $1.1 billion, or 13.8%, during 2008 compared to 2007.

Net charge-offs for 2011 increased $1.0 million compared to 2010 while net charge-offs in 2010 decreased $7.7 million compared to 2009 and net charge-offs during 2009 increased $30.4 million compared to 2008. The ratio of the allowance for loan losses to total loans decreased 18 basis points from 1.56% at December 31, 2010 to 1.38% at December 31, 2011. As a percentage of average loans, net charge-offs increased 2 basis points in 2011 compared to 2010, decreased 6 basis points in 2010 compared to 2009 and increased 34 basis points in 2009 compared to 2008. The level of net charge-offs in 2011 was partly related to the charge-off of several large credit relationships during the third quarter of 2011. Aside from these charge-offs, the overall trend in net charge-offs during 2011 reflects the continued improvement in the level of classified loans. The Corporation expects the level of net charge-offs to continue to trend downward as the overall credit quality of the loan portfolio continues to improve. The decrease in charge-offs in 2010 is reflective of a stabilization of the trend of increasing classified loans experienced through-out 2009 and early 2010 as well as the Corporation’s ability to manage the overall credit quality of the loan portfolio. The increase in net charge-offs in 2009 is related to the deterioration of economic conditions which began in 2008.

The ratio of the allowance for loan losses to total loans decreased 18 basis points from 1.56% at December 31, 2010 to 1.38% at December 31, 2011, which is reflective of continued improvement in the level of classified loans. Management believes the recorded amount of the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, the Corporation’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

Securities

Year-end securities were as follows:

	2011		2010		2009

	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total

Held to maturity:
U.S. Treasury	$247,797	3.0%	$247,421	4.5%	$-	-%
Residential mortgage-backed securities	11,874	0.2	4,405	0.1	5,115	0.1
States and political subdivisions	105,325	1.3	30,803	0.6	-	-
Other	1,000	-	1,000	-	1,000	-

Total	365,996	4.5	283,629	5.2	6,115	0.1
Available for sale:
U.S. Treasury	2,056,732	25.2	987,031	18.1	400,255	8.2
U.S. government agencies/corporations	250,884	3.1	-	-	-	-
Residential mortgage-backed securities	3,289,270	40.2	2,091,330	38.3	2,577,309	52.5
States and political subdivisions	2,154,813	26.4	2,040,300	37.4	1,868,658	38.1
Other	38,001	0.4	38,809	0.7	38,035	0.8

Total	7,789,700	95.3	5,157,470	94.5	4,884,257	99.6
Trading:
U.S. Treasury	13,609	0.2	14,986	0.3	16,126	0.3
States and political subdivisions	-	-	115	-	-	-

Total	13,609	0.2	15,101	0.3	16,126	0.3

Total securities	$8,169,305	100.0%	$5,456,200	100.0%	$4,906,498	100.0%

The following tables summarize the maturity distribution schedule with corresponding weighted-average yields of securities held to maturity and securities available for sale as of December 31, 2011. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 35%. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as available for sale include stock in the Federal Reserve Bank and the Federal Home Loan Bank, which have no maturity date. These securities have been included in the total column only.

	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
U.S. Treasury	$-	-%	$-	-%	$247,797	3.44%	$-	-%	$247,797	3.44%
Residential mortgage- backed securities	-	-	127	8.27	1,040	2.77	10,707	3.05	11,874	3.08
States and political subdivisions	-	-	-	-	3,329	5.17	101,996	6.35	105,325	6.31
Other	-	-	1,000	1.39	-	-	-	-	1,000	1.39

Total	$-	-	$1,127	2.17	$252,166	3.46	$112,703	6.04	$365,996	4.25

Available for sale:
U.S. Treasury	$-	-%	$2,056,732	1.12%	$-	-%	$-	-%	$2,056,732	1.12%
U.S. government agencies/corporations	-	-	250,884	1.06	-	-	-	-	250,884	1.06
Residential mortgage- backed securities	-	-	34,127	5.10	1,337,851	2.78	1,917,292	4.10	3,289,270	3.56
States and political subdivisions	41,306	5.37	76,575	5.46	211,452	5.21	1,825,480	6.65	2,154,813	6.44
Other	-	-	-	-	-	-	-	-	38,001	-

Total	$41,306	5.37	$2,418,318	1.30	$1,549,303	3.09	$3,742,772	5.34	$7,789,700	3.59

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

All mortgage-backed securities included in the above tables were issued by U.S. government agencies and corporations. At December 31, 2011, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of the Corporation’s shareholders’ equity. Approximately 97% of the securities in the Corporation’s municipal bond portfolio were issued by political subdivisions or agencies within the State of Texas, of which approximately 91% are guaranteed by the Texas Permanent School Fund, which has a “triple-A” insurer financial strength rating.

The average taxable-equivalent yield on the securities portfolio was 4.57% in 2011 compared to 5.02% in 2010 and 5.45% in 2009. The decreases during the comparable years were primarily related to a decrease in the yield on taxable securities as proceeds from principal repayments were reinvested at lower market rates. Tax-exempt municipal securities totaled 35.2% of average securities in 2011 compared to 37.0% in 2010 and 34.0% in 2009. The average yield on taxable securities was 3.27% in 2011 compared to 3.84% in 2010 and 4.58% in 2009, while the average taxable-equivalent yield on tax-exempt securities was 6.97% in 2011 compared to 7.04% in 2010 and 7.15% in 2009. See the section captioned “Net Interest Income” included elsewhere in this discussion. The overall growth in the securities portfolio over the comparable periods was primarily funded by deposit growth.

Deposits

The table below presents the daily average balances of deposits by type and weighted-average rates paid thereon during the years presented:

	2011		2010		2009
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Non-interest-bearing demand deposits:
Commercial and individual	$5,093,948		$4,546,054		$3,793,195
Correspondent banks	324,954		310,599		360,238
Public funds	320,080		167,127		105,051

Total	5,738,982		5,023,780		4,258,484

Interest-bearing deposits:
Private accounts:
Savings and interest checking	2,541,677	0.08%	2,277,982	0.13%	2,024,867	0.15%
Money market accounts	5,407,207	0.27	5,066,747	0.35	4,152,225	0.60
Time accounts of $100,000 or more	583,219	0.48	634,185	0.67	841,063	1.76
Time accounts under $100,000	544,512	0.41	616,903	0.63	768,615	1.56
Public funds	407,018	0.18	428,022	0.22	374,373	0.41

Total	9,483,633	0.23	9,023,839	0.33	8,161,143	0.69

Total deposits	$15,222,615	0.15	$14,047,619	0.21	$12,419,627	0.45

Average deposits increased $1.2 billion, or 8.4% in 2011 compared to 2010 and increased $1.6 billion, or 13.1% in 2010 compared to 2009. The most significant volume growth during the comparable years was in non-interest-bearing commercial and individual accounts, money market accounts, and savings and interest checking accounts. Deposit growth in 2011 was driven by new customer relationships as well as increased balances from existing customers. This growth was related, in part, to a new, expanded marketing campaign that began during the first quarter of 2011. The ratio of average interest-bearing deposits to total average deposits was 62.3% in 2011 compared to 64.2% in 2010 and 65.7% in 2009. The average cost of interest-bearing deposits and total deposits was 0.23% and 0.15% during 2011 compared to 0.33% and 0.21% during 2010 and 0.69% and 0.45% during 2009. The decrease in the average cost of interest-bearing deposits during the comparable periods was primarily the result of decreases in interest rates offered on certain deposit products due to decreases in average market interest rates and decreases in renewal interest rates on maturing certificates of deposit given the current low interest rate environment. Additionally, the relative proportion of higher-cost time accounts to total average interest-bearing deposits decreased from 19.7% in 2009 to 13.9% in 2010 and 11.9% in 2011. As stated previously in the section captioned “Supervision and Regulation” included in Item 1. Business, elsewhere in this report, the Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. Although the ultimate impact of this legislation on the Corporation has not yet been determined, the Corporation may begin to incur interest costs associated with demand deposits in the future as market conditions warrant.

The following table presents the proportion of each component of average non-interest-bearing deposits to the total of such deposits during the years presented:

	2011	2010	2009

Commercial and individual	88.8%	90.5%	89.1%
Correspondent banks	5.6	6.2	8.4
Public funds	5.6	3.3	2.5

Total	100.0%	100.0%	100.0%

Average non-interest-bearing deposits increased $715.2 million, or 14.2% in 2011 compared to 2010 while average non-interest-bearing deposits increased $765.3 million, or 18.0%, in 2010 compared to 2009. The increase in 2011 compared to 2010 was primarily due to a $547.9 million, or 12.1%, increase in average commercial and individual deposits. The increase in 2010 compared to 2009 was primarily due to a $752.9 million, or 19.8%, increase in average commercial and individual deposits.

The following table presents the proportion of each component of average interest-bearing deposits to the total of such deposits during the years presented:

	2011	2010	2009

Private accounts:
Savings and interest checking	26.8%	25.3%	24.8%
Money market accounts	57.0	56.2	50.9
Time accounts of $100,000 or more	6.2	7.0	10.3
Time accounts under $100,000	5.7	6.8	9.4
Public funds	4.3	4.7	4.6

Total	100.0%	100.0%	100.0%

Total average interest-bearing deposits increased $459.8 million, or 5.1%, in 2011 compared to 2010 and increased $862.7 million, or 10.6%, in 2010 compared to 2009. The relative proportion of time accounts to total average interest-bearing deposits decreased from 19.7% in 2009 to 13.8% in 2010 and 11.9% in 2011, in favor of money market accounts and savings and interest checking accounts. The shift in relative proportions toward money market accounts and savings and interest checking accounts appears to be related to the lower interest rate environment experienced over the last three years as many customers appear to have become less inclined to invest their funds for extended periods.

Some of the Corporation’s interest-bearing deposits were obtained through brokered transactions and the Corporation’s participation in the Certificate of Deposit Account Registry Service (CDARS). Average brokered money market deposits totaled $27.4 million in 2011 compared to $222.6 million in 2010 and $98.2 million in 2009. The decrease in average brokered money market deposits in 2011 was a result of a decrease in the contracted amount during the fourth quarter of 2010. Average CDARS deposits totaled $52.8 million in 2011 compared to $81.7 million in 2010 and $148.7 million in 2009.

Geographic Concentrations. The following table summarizes the Corporation’s average total deposit portfolio, as segregated by the geographic region from which the deposit accounts were originated. Certain accounts, such as correspondent bank deposits, are recorded at the statewide level. Geographic concentrations are stated as a percentage of average total deposits during the years presented.

	2011	2010	2009

San Antonio	31.3%	32.1%	31.9%
Fort Worth	18.7	18.6	19.9
Houston	18.0	16.6	17.6
Austin	10.5	10.1	10.3
Dallas	6.9	5.8	5.8
Corpus Christi	6.3	6.3	6.3
Rio Grande Valley	3.4	3.6	3.4
Statewide	4.9	6.9	4.8

Total	100.0%	100.0%	100.0%

The Corporation experienced deposit growth in all regions, except for the Statewide region, during 2011 compared to 2010. The Houston region had the largest dollar volume increase during 2011, increasing $408.7 million, or 17.5%. The Dallas region had the largest percentage increase, increasing $244.6 million, or 30.1%. Average deposits for the San Antonio region increased $246.1 million, or 5.5%, while average deposits for the Fort Worth and Austin regions increased $240.6 million, or 9.2%, and $181.9 million, or 12.8%, respectively. Average deposits for the Corpus Christi and Rio Grande Valley regions increased $71.4 million, or 8.1%, and $11.5 million, or 2.3%. The Statewide region decreased $229.8 million, or 23.6%, primarily due to a decrease in brokered money market accounts within the Corporation’s capital markets division.

The Corporation experienced deposit growth in all regions during 2010 compared to 2009. The San Antonio region had the largest dollar volume increase during 2010, increasing $545.2 million, or 13.7%. The Statewide region had the largest percentage increase, increasing $376.1 million, or 62.9%, primarily due to growth in correspondent bank deposits and brokered money market accounts within the Corporation’s capital markets division. Average deposits for the Houston region increased $163.1 million, or 7.5%, while average deposits for the Austin and Fort Worth regions increased $142.4 million, or 11.2%, and $138.1 million, or 5.6%, respectively. Average deposits for the Corpus Christi and Dallas regions increased $99.4 million, or 12.6%, and $88.3 million, or 12.2%.

Foreign Deposits. Mexico has historically been considered a part of the natural trade territory of the Corporation’s banking offices. Accordingly, U.S. dollar-denominated foreign deposits from sources within Mexico have traditionally been a significant source of funding. Average deposits from foreign sources, primarily Mexico, totaled $745.4 million in 2011, $782.7 million in 2010 and $716.4 million in 2009.

Short-Term Borrowings

The Corporation’s primary source of short-term borrowings is federal funds purchased from correspondent banks and repurchase agreements in the natural trade territory of the Corporation, as well as from upstream banks. Federal funds purchased and repurchase agreements totaled $722.2 million, $475.7 million and $482.0 million at December 31, 2011, 2010 and 2009. The maximum amount of these borrowings outstanding at any month-end was $722.2 million in 2011, $532.8 million in 2010 and $686.8 million in 2009. The weighted-average interest rate on federal funds purchased and repurchase agreements was 0.01% at both December 31, 2011 and 2010 and 0.05% at December 31, 2009.

The following table presents the Corporation’s average net funding position during the years indicated:

	2011		2010		2009

	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Federal funds sold and resell agreements	$14,509	0.42%	$20,646	0.36%	$59,236	0.35%
Federal funds purchased and repurchase agreements	(596,159)	0.08	(472,492)	0.09	(610,945)	0.17

Net funds position	$(581,650)		$(451,846)		$(551,709)

The net funds purchased position increased in 2011 compared to 2010 primarily due a $137.2 million increase in average repurchase agreements. The net funds purchased position decreased in 2010 compared to 2009 primarily due to a $89.9 million decrease in average repurchase agreements and a $48.5 million decrease in average federal funds purchased partly offset by the impact of a $35.6 million decrease in average federal funds sold and a $3.0 million decrease in average resell agreements. Average interest-bearing deposits totaled $2.5 billion in 2011 compared to $2.0 billion in 2010 and $829.2 million in 2009. During the reported periods, the Corporation has maintained excess liquid funds in interest-bearing deposits with the Federal Reserve rather than federal funds sold in order to capitalize on higher available yields.

Off Balance Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes the Corporation’s contractual obligations and other commitments to make future payments as of December 31, 2011. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payments Due by Period
	1 Year or Less	More than 1 Year but Less than 3 Years	3 Years or More but Less than 5 Years	5 Years or More	Total
Contractual obligations:
Subordinated notes payable	$-	$-	$-	$100,000	$100,000
Junior subordinated deferrable interest debentures	-	-	-	123,712	123,712
Federal Home Loan Bank advances	18	8	-	-	26
Operating leases	17,150	28,263	16,248	42,146	103,807
Deposits with stated maturity dates	1,072,954	123,185	-	-	1,196,139

	1,090,122	151,456	16,248	265,858	1,523,684
Other commitments:
Commitments to extend credit	76,148	3,231,620	846,519	993,076	5,147,363
Standby letters of credit	6,658	218,138	1,322	9,785	235,903

	82,806	3,449,758	847,841	1,002,861	5,383,266

Total contractual obligations and other commitments	$1,172,928	$3,601,214	$864,089	$1,268,719	$6,906,950

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

Commitments to Extend Credit. The Corporation enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Corporation’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Commitments to extend credit outstanding at December 31, 2011 are included in the table above.

Standby Letters of Credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Corporation would be required to fund the commitment. The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Corporation would be entitled to seek recovery from the customer. The Corporation’s policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit outstanding at December 31, 2011 are included in the table above.

Trust Accounts. The Corporation also holds certain assets in fiduciary or custodial capacity on behalf of its trust customers. The estimated fair value of trust assets was approximately $25.2 billion (including managed assets of $10.3 billion and custody assets of $14.9 billion) at December 31, 2011. These assets were primarily composed of fixed income securities (42.7% of trust assets), equity securities (40.9% of trust assets) and cash equivalents (10.7% of trust assets).

Securities Lending. The Corporation lends certain customer securities to creditworthy brokers on behalf of those customers. If the borrower fails to return these securities, the Corporation indemnifies its customers based on the then current net realizable fair value of the securities. The Corporation holds collateral received in securities lending transactions as an agent. Accordingly, such collateral assets are not assets of the Corporation. The Corporation requires borrowers to provide collateral equal to or in excess of 100% of the fair value of the securities borrowed. The collateral is valued daily and additional collateral is requested as necessary. The maximum future payments guaranteed by the Corporation under these contractual agreements (representing the fair value of securities lent to brokers) totaled $1.7 billion at December 31, 2011. At December 31, 2011, the Corporation held in trust liquid assets with a fair value of $1.7 billion as collateral for these agreements.

Capital and Liquidity

Capital. At December 31, 2011, shareholders’ equity totaled $2.3 billion compared to $2.1 billion at December 31, 2010. In addition to net income of $217.5 million, other significant changes in shareholders’ equity during 2011 included $112.2 million of dividends paid, other comprehensive income, net of tax, of $93.5 million, $16.0 million related to stock-based compensation and $7.4 million in proceeds from stock option exercises and the related tax benefits of $316 thousand. Additionally, the Corporation issued $1.4 million in newly issued common stock directly to the Corporation’s 401(k) plan in connection with matching contributions.

The accumulated other comprehensive income/loss component of shareholders’ equity totaled a net, after-tax, unrealized gain of $247.7 million at December 31, 2011 compared to a net, after-tax, unrealized gain of

$154.3 million at December 31, 2010. The increase was primarily due to a $131.0 million net after-tax increase in the net unrealized gain on securities available for sale partly offset by a $23.0 million net after-tax decrease in the accumulated net gain on effective cash flow hedges and a $14.6 million net after-tax increase in the net actuarial loss of the Corporation’s defined benefit post-retirement benefit plans. Under current regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to securities available for sale, effective cash flow hedges and defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. See Note 10 - Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.

The Corporation paid quarterly dividends of $0.45, $0.46, $0.46 and $0.46 per common share during the first, second, third and fourth quarters of 2011, respectively, and quarterly dividends of $0.43, $0.45, $0.45 and $0.45 per common share during the first, second, third and fourth quarters of 2010. This equates to a dividend payout ratio of 51.6% in 2011 and 51.7% in 2010.

From time to time, the Corporation’s board of directors has authorized stock repurchase plans. Stock repurchase plans allow the Corporation to proactively manage its capital position and return excess capital to shareholders. Shares purchased under such plans also provide the Corporation with shares of common stock necessary to satisfy obligations related to stock compensation awards. No shares were repurchased under stock repurchase plans during 2011, 2010 or 2009. Also see Part II, Item 5 - Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, included elsewhere in this report.

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

Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 10 - Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At December 31, 2011, Cullen/Frost had liquid assets, including cash and resell agreements, totaling $189.2 million, which included $6.9 million in cash collateral on deposit with other financial institution counterparties to interest rate swap transactions.

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

In July 2010, the Corporation redeemed $12.4 million of floating rate junior subordinated deferrable interest debentures held of record by Summit Bancshares Statutory Trust I (“Summit Trust”). Concurrently, the $12.0 million of floating rate trust preferred securities issued by Summit Trust were also redeemed. See Note 7 -Borrowed Funds in the accompanying notes to consolidated financial statements included elsewhere in this report for additional information.

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

Regulatory and Economic Policies

The Corporation’s business and earnings are affected by general and local economic conditions and by the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities, among other things. The Federal Reserve Board regulates the supply of money in order to influence general economic conditions. Among the instruments of monetary policy historically available to the Federal Reserve Board are (i) conducting open market operations in United States government obligations, (ii) changing the discount rate on financial institution borrowings, (iii) imposing or changing reserve requirements against financial institution deposits, and (iv) restricting certain borrowings and imposing or changing reserve requirements against certain borrowings by financial institutions and their affiliates. In addition, the Federal Reserve Board has taken a variety of extraordinary actions during the current economic climate that have had a material expansionary effect on the money supply. These methods are used in varying degrees and combinations to affect directly the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. For that reason alone, the policies of the Federal Reserve Board have a material effect on the earnings of the Corporation.

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

For modeling purposes, as of December 31 2011, the model simulations projected that 100 and 200 basis point increases in interest rates would result in negative variances in net interest income of 1.7% and 2.2%, respectively, relative to the base case over the next 12 months, while a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 1.6% relative to the base case over the next 12 months. The December 31, 2011 model simulations were impacted by the assumption, for modeling purposes, that the Corporation will begin to pay interest on demand deposits in the first quarter of 2012, as further discussed below. As of December 31, 2010, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 0.1% and 1.0%, respectively, relative to the base case over the next 12 months, while a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 0.7% relative to the base case over the next 12 months. The likelihood of a decrease in interest rates beyond 25 basis points as of December 31, 2011 and 2010 was considered to be remote given prevailing interest rate levels.

The Corporation has experienced significant growth in deposits in 2011 compared to 2010 which funded a significant increase in fixed-rate securities. This increase in fixed-rate securities coupled with the assumption, for modeling purposes, that the Corporation will begin paying interest on demand deposits that were previously non-interest-bearing as a result of recent legislation, as further discussed below, resulted in the model simulations indicating that the Corporation’s balance sheet will become more liability sensitive relative to the base case over the next 12 months.

As mentioned above, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) repealed the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. Although the ultimate impact of this legislation on the Corporation has not yet been determined, the Corporation may begin to incur interest costs associated with demand deposits in the future as market conditions warrant. If this were to occur, the Corporation’s balance sheet would likely become more liability sensitive. Because the interest rate that will ultimately be paid on these demand deposits depends upon a variety of factors, some of which are beyond the Corporation’s control, the Corporation assumed an aggressive pricing structure for the purposes of the model simulations discussed above with interest payments beginning in the first quarter of 2012. Should the actual interest rate paid on demand deposits be less than the rate assumed in the model simulations, or should the interest rate paid for such deposits become an administered rate with less direct correlation to movements in general market interest rates, the Corporation’s balance sheet could be less liability sensitive than the model simulations currently indicate.

As of December 31, 2011, the effect of a 200 basis point increase and a 25 basis point decrease in interest rates on the Corporation’s derivative holdings would not result in a significant variance in the Corporation’s net interest income.

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

We have audited the accompanying consolidated balance sheets of Cullen/Frost Bankers, Inc. (the “Corporation”) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cullen/Frost Bankers, Inc. at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cullen/Frost Bankers, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 3, 2012 expressed an unqualified opinion thereon.

San Antonio, Texas

February 3, 2012

Cullen/Frost Bankers, Inc.

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009

Interest income:
Loans, including fees	$397,855	$409,651	$432,222
Securities:
Taxable	127,072	121,402	125,084
Tax-exempt	91,672	81,311	63,362
Interest-bearing deposits	6,357	4,901	2,161
Federal funds sold and resell agreements	61	74	207

Total interest income	623,017	617,339	623,036

Interest expense:
Deposits	22,179	29,973	56,015
Federal funds purchased and repurchase agreements	312	437	1,052
Junior subordinated deferrable interest debentures	6,783	6,982	7,231
Other long-term borrowings	11,967	16,488	22,059

Total interest expense	41,241	53,880	86,357

Net interest income	581,776	563,459	536,679
Provision for loan losses	27,445	43,611	65,392

Net interest income after provision for loan losses	554,331	519,848	471,287

Non-interest income:
Trust fees	73,233	68,428	67,268
Service charges on deposit accounts	94,367	98,796	102,474
Insurance commissions and fees	35,421	34,015	33,096
Other charges, commissions and fees	34,005	30,452	27,699
Net gain (loss) on securities transactions	6,414	6	(1,260)
Other	46,562	50,336	64,429

Total non-interest income	290,002	282,033	293,706

Non-interest expense:
Salaries and wages	252,028	239,589	230,643
Employee benefits	52,939	52,352	55,224
Net occupancy	46,968	46,166	44,188
Furniture and equipment	51,469	47,651	44,223
Deposit insurance	12,714	20,451	25,812
Intangible amortization	4,387	5,125	6,537
Other	137,593	124,207	125,611

Total non-interest expense	558,098	535,541	532,238

Income before income taxes	286,235	266,340	232,755
Income taxes	68,700	57,576	53,721

Net income	$217,535	$208,764	$179,034

Earnings per common share:
Basic	$3.55	$3.44	$3.00
Diluted	3.54	3.44	3.00

See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	December 31,
	2011	2010

Assets:
Cash and due from banks	$574,039	$587,847
Interest-bearing deposits	2,314,251	2,171,828
Federal funds sold and resell agreements	19,302	61,302

Total cash and cash equivalents	2,907,592	2,820,977
Securities held to maturity, at amortized cost	365,996	283,629
Securities available for sale, at estimated fair value	7,789,700	5,157,470
Trading account securities	13,609	15,101
Loans, net of unearned discounts	7,995,129	8,117,020
Less: Allowance for loan losses	(110,147)	(126,316)

Net loans	7,884,982	7,990,704
Premises and equipment, net	319,042	316,909
Goodwill	528,072	527,684
Other intangible assets, net	10,604	14,335
Cash surrender value of life insurance policies	133,967	129,922
Accrued interest receivable and other assets	363,681	360,361

Total assets	$20,317,245	$17,617,092

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$6,672,555	$5,360,436
Interest-bearing deposits	10,084,193	9,118,906

Total deposits	16,756,748	14,479,342
Federal funds purchased and repurchase agreements	722,202	475,673
Junior subordinated deferrable interest debentures	123,712	123,712
Other long-term borrowings	100,026	250,045
Accrued interest payable and other liabilities	331,020	226,640

Total liabilities	18,033,708	15,555,412

Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; none issued	-	-
Junior participating preferred stock, par value $0.01 per share; 250,000 shares authorized; none issued	-	-
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 61,271,603 shares issued in 2011 and 61,108,184 shares issued in 2010	613	611
Additional paid-in capital	680,803	657,335
Retained earnings	1,354,759	1,249,484
Accumulated other comprehensive income (loss), net of tax	247,734	154,250
Treasury stock, 7,640 shares in 2011, at cost	(372)	-

Total shareholders’ equity	2,283,537	2,061,680

Total liabilities and shareholders’ equity	$20,317,245	$17,617,092

See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2011	2010	2009

Operating Activities:
Net income	$217,535	$208,764	$179,034
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	27,445	43,611	65,392
Deferred tax expense (benefit)	8,167	4,644	(9,854)
Accretion of loan discounts	(12,974)	(11,336)	(13,974)
Securities premium amortization (discount accretion), net	11,441	8,065	3,108
Net (gain) loss on securities transactions	(6,414)	(6)	1,260
Depreciation and amortization	37,628	37,588	36,459
Net (gain) loss on sale of loans held for sale and other assets	4,677	5,929	2,584
Stock-based compensation	15,963	14,925	12,645
Net tax benefit (deficiency) from stock-based compensation	(106)	(264)	815
Excess tax benefits from stock-based compensation	(422)	(683)	(681)
Earnings on life insurance policies	(4,045)	(4,517)	(4,858)
Net change in:
Trading account securities	1,492	1,025	(1,574)
Student loans held for sale	-	24,029	4,829
Accrued interest receivable and other assets	(15,502)	69,830	68,162
Accrued interest payable and other liabilities	(10,516)	22,929	(69,418)

Net cash from operating activities	274,369	424,533	273,929

Investing Activities:
Securities held to maturity:
Purchases	(83,184)	(277,998)	(1,000)
Maturities, calls and principal repayments	665	708	1,832
Securities available for sale:
Purchases	(8,752,573)	(11,194,766)	(12,389,403)
Sales	5,587,391	9,997,994	206,477
Maturities, calls and principal repayments	729,678	893,702	10,930,488
Net change in loans	70,200	176,599	403,865
Net cash paid in acquisitions	(650)	-	(1,205)
Proceeds from sales of premises and equipment	1,339	1,063	715
Purchases of premises and equipment	(26,719)	(16,826)	(78,262)
Benefits received on life insurance policies	-	-	650
Proceeds from sales of repossessed properties	18,562	19,705	6,460

Net cash from investing activities	(2,455,291)	(399,819)	(919,383)

Financing Activities:
Net change in deposits	2,277,406	1,166,032	1,804,373
Net change in short-term borrowings	246,529	(6,375)	(591,231)
Proceeds from long-term borrowings	-	-	230,000
Principal payments on long-term borrowings	(150,019)	(18,889)	(230,015)
Proceeds from stock option exercises	7,438	38,807	16,226
Excess tax benefits from stock-based compensation	422	683	681
Purchase of treasury stock	(2,029)	(986)	(800)
Common stock/treasury stock sold to the 401(k) stock purchase plan	-	3,539	2,498
Cash dividends paid	(112,210)	(108,027)	(102,130)

Net cash from financing activities	2,267,537	1,074,784	1,129,602

Net change in cash and cash equivalents	86,615	1,099,498	484,148
Cash and cash equivalents at beginning of year	2,820,977	1,721,479	1,237,331

Cash and cash equivalents at end of year	$2,907,592	$2,820,977	$1,721,479

See accompanying Notes to Consolidated Financial Statements

Cullen/Frost Bankers, Inc.

Consolidated Statement of Changes in Shareholders’ Equity

(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total

Balance at January 1, 2009	$602	$589,065	$1,080,160	$137,294	$(43,594)	$1,763,527
Comprehensive income:
Net income	-	-	179,034	-	-	179,034
Other comprehensive income, net of tax	-	-	-	16,911	-	16,911

Total comprehensive income						195,945
Stock option exercises (426,625 shares)	-	-	(6,147)	-	22,373	16,226
Tax benefits from stock-based compensation	-	1,496	-	-	-	1,496
Stock-based compensation expense recognized in earnings	-	12,645	-	-	-	12,645
Non-vested stock awards (56,300 shares)	-	(2,851)	(176)	-	3,027	-
Purchase of treasury stock (15,777 shares)	-	-	-	-	(800)	(800)
Treasury stock issued/sold to the 401(k) stock purchase plan (154,695 shares)	-	-	(638)	-	8,153	7,515
Cash dividends ($1.71 per share)	-	-	(102,130)	-	-	(102,130)

Balance at December 31, 2009	602	600,355	1,150,103	154,205	(10,841)	1,894,424
Comprehensive income:
Net income	-	-	208,764	-	-	208,764
Other comprehensive income, net of tax	-	-	-	45	-	45

Total comprehensive income						208,809
Stock option exercises/deferred stock unit conversions (820,853 shares)	7	31,191	(1,225)	-	8,834	38,807
Tax benefits from stock-based compensation	-	419	-	-	-	419
Stock-based compensation expense recognized in earnings	-	14,925	-	-	-	14,925
Non-vested stock awards (22,360 shares)	-	(793)	-	-	793	-
Purchase of treasury stock (18,424 shares)	-	-	-	-	(986)	(986)
Treasury stock issued/sold to the 401(k) stock purchase plan (40,019 shares)	-	-	(131)	-	2,200	2,069
Common stock issued/sold to the 401(k) stock purchase plan (205,100 shares)	2	11,238	-	-	-	11,240
Cash dividends ($1.78 per share)	-	-	(108,027)	-	-	(108,027)

Balance at December 31, 2010	611	657,335	1,249,484	154,250	-	2,061,680
Comprehensive income:
Net income	-	-	217,535	-	-	217,535
Other comprehensive income, net of tax	-	-	-	93,484	-	93,484

Total comprehensive income						311,019
Stock option exercises/deferred stock unit conversions (148,203 shares)	1	7,065	(50)	-	422	7,438
Tax benefits from stock-based compensation	-	316	-	-	-	316
Stock-based compensation expense recognized in earnings	-	15,963	-	-	-	15,963
Non-vested stock awards (22,360 shares)	-	(1,235)	-	-	1,235	-
Purchase of treasury stock (37,464 shares)	-	-	-	-	(2,029)	(2,029)
Common stock issued/sold to the 401(k) stock purchase plan (22,680 shares)	1	1,359	-	-	-	1,360
Cash dividends ($1.83 per share)	-	-	(112,210)	-	-	(112,210)

Balance at December 31, 2011	$613	$680,803	$1,354,759	$247,734	$(372)	$2,283,537

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

Cash Flow Reporting. Cash and cash equivalents include cash, deposits with other financial institutions that have an initial maturity of less than 90 days when acquired by the Corporation, federal funds sold and resell agreements. Net cash flows are reported for loans, deposit transactions and short-term borrowings. Additional cash flow information was as follows:

	Year Ended December 31,
	2011	2010	2009

Cash paid for interest	$46,801	$56,924	$93,328
Cash paid for income tax	54,437	62,830	82,486

Significant non-cash transactions:
Loans foreclosed and transferred to other real estate owned and foreclosed assets	21,126	19,518	36,111
Loans to facilitate the sale of other real estate owned	75	480	4,699
Common stock/treasury stock issued to the Corporation’s 401(k) stock purchase plan	1,360	9,770	5,017
Transfers of other real estate owned to premises and equipment	-	-	976

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

The Corporation was required to have $112.0 million and $104.9 million of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at December 31, 2011 and 2010. These deposits with the Federal Reserve Bank do not earn interest. Additionally, as of December 31, 2011 and 2010, the Corporation had $6.9 million and $8.5 million in cash collateral on deposit with other financial institution counterparties to interest rate swap transactions.

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

Loans. Loans are reported at the principal balance outstanding net of unearned discounts. Interest income on loans is reported on the level-yield method and includes amortization of deferred loan fees and costs over the loan term. Net loan commitment fees or costs for commitment periods greater than one year are deferred and amortized into fee income or other expense on a straight-line basis over the commitment period. Income on direct financing leases is recognized on a basis that achieves a constant periodic rate of return on the outstanding investment. Further information regarding the Corporation’s accounting policies related to past due loans, non-accrual loans, impaired loans and troubled-debt restructurings is presented in Note 3 – Loans.

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

Allowance for Loan Losses. The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses inherent in the loan portfolio. The allowance for loan losses includes allowance allocations calculated in accordance with Accounting Standards Codification (“ASC”) Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” Further information regarding the Corporation’s policies and methodology used to estimate the allowance for loan losses is presented in Note 3 – Loans.

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

Foreclosed Assets. Assets acquired through or instead of loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. Costs after acquisition are generally expensed. If the fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. Foreclosed assets are included in other assets in the accompanying consolidated balance sheets and totaled $26.6 million and $27.8 million at December 31, 2011 and 2010.

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

Insurance Commissions and Fees. Commission revenue is recognized as of the effective date of the insurance policy. The Corporation also receives contingent commissions from insurance companies as additional incentive for achieving specified premium volume goals and/or the loss experience of the insurance placed by the Corporation. Contingent commissions from insurance companies are recognized when determinable, which is generally when such commissions are received or when the Corporation receives data from the insurance companies that allows the reasonable estimation of these amounts. The Corporation maintains a reserve for commission adjustments based on estimated policy cancellations. This reserve was not significant at December 31, 2011 or 2010.

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

Basic and Diluted Earnings Per Common Share. Effective January 1, 2009, the Corporation adopted new accounting guidance under Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share,” which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Corporation has determined that its outstanding non-vested stock awards/stock units and deferred stock units are participating securities. Accordingly, effective

January 1, 2009, earnings per common share is computed using the two-class method prescribed under Financial Accounting Standards Board (“FASB”) ASC Topic 260. All previously reported earnings per common share data has been retrospectively adjusted to conform to the new computation method.

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

Note 2 - Securities

Year-end securities held to maturity and available for sale consisted of the following:

	2011				2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities Held to Maturity:
U.S. Treasury	$247,797	$31,715	$-	$279,512	$247,421	$13,517	$-	$260,938
Residential mortgage-backed securities	11,874	153	-	12,027	4,405	136	-	4,541
States and political subdivisions	105,325	6,597	-	111,922	30,803	-	1,054	29,749
Other	1,000	-	-	1,000	1,000	-	-	1,000

Total	$365,996	$38,465	$-	$404,461	$283,629	$13,653	$1,054	$296,228

Securities Available for Sale:
U. S. Treasury	$2,020,621	$36,111	$-	$2,056,732	$973,033	$13,998	$-	$987,031
U.S. government agencies/corporations	250,000	884	-	250,884	-	-	-	-
Residential mortgage-backed securities	3,135,064	154,386	180	3,289,270	1,989,299	103,018	987	2,091,330
States and political subdivisions	1,996,703	158,133	23	2,154,813	2,008,618	53,358	21,676	2,040,300
Other	38,001	-	-	38,001	38,809	-	-	38,809

Total	$7,440,389	$349,514	$203	$7,789,700	$5,009,759	$170,374	$22,663	$5,157,470

All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the table above. The carrying value of securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $2.4 billion and $2.3 billion at December 31, 2011 and 2010.

Year-end securities with unrealized losses, segregated by length of impairment, were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

2011
Available for Sale
Residential mortgage-backed securities	$103,258	$180	$-	$-	$103,258	$180
States and political subdivisions	-	-	1,164	23	1,164	23

Total	$103,258	$180	$1,164	$23	$104,422	$203

2010
Held to Maturity
States and political subdivisions	$29,749	$1,054	$-	$-	$29,749	$1,054

Total	$29,749	$1,054	$-	$-	$29,749	$1,054

Available for Sale
Residential mortgage-backed securities	$101,141	$987	$-	$-	$101,141	$987
States and political subdivisions	855,428	21,521	1,346	155	856,774	21,676

Total	$956,569	$22,508	$1,346	$155	$957,915	$22,663

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

Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time the Corporation will receive full value for the securities. Furthermore, as of December 31, 2011, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Corporation will not have to sell any such securities before a recovery of cost. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2011, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Corporation’s consolidated income statement.

The amortized cost and estimated fair value of securities, excluding trading securities, at December 31, 2011 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities and equity securities are shown separately since they are not due at a single maturity date.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$-	$-	$41,078	$41,306
Due after one year through five years	1,000	1,000	2,342,618	2,384,191
Due after five years through ten years	251,126	283,161	195,338	211,452
Due after ten years	101,996	108,273	1,688,290	1,825,480
Residential mortgage-backed securities	11,874	12,027	3,135,064	3,289,270
Equity securities	-	-	38,001	38,001

Total	$365,996	$404,461	$7,440,389	$7,789,700

Sales of securities available for sale were as follows:

	2011	2010	2009

Proceeds from sales	$5,587,391	$9,997,994	$206,477
Gross realized gains	6,418	8	283
Gross realized losses	(4)	(2)	(1,543)
Tax (expense) benefit of securities gains/losses	(2,245)	(2)	441

Year-end trading account securities, at estimated fair value, were as follows:

	2011	2010

U.S. Treasury	$13,609	$14,986
States and political subdivisions	-	115

Total	$13,609	$15,101

Net gains and losses on trading account securities were as follows:

	Year Ended December 31,
	2011	2010	2009

Net gain on sales transactions	$1,607	$1,688	$1,887
Net mark-to-market gains (losses)	(15)	145	101

Net gain on trading account securities	$1,592	$1,833	$1,988

Note 3 - Loans

Year-end loans consisted of the following:

	2011	2010

Commercial and industrial:
Commercial	$3,553,989	$3,479,349
Leases	193,412	186,443
Asset-based	169,466	122,866

Total commercial and industrial	3,916,867	3,788,658

Commercial real estate:
Commercial mortgages	2,383,479	2,374,542
Construction	434,870	593,273
Land	202,478	234,952

Total commercial real estate	3,020,827	3,202,767

Consumer real estate:
Home equity loans	282,244	275,806
Home equity lines of credit	191,960	186,465
1-4 family residential mortgages	45,943	57,877
Construction	17,544	23,565
Other	225,118	254,551

Total consumer real estate	762,809	798,264

Total real estate	3,783,636	4,001,031

Consumer and other:
Consumer installment	301,518	319,384
Other	11,018	28,234

Total consumer and other	312,536	347,618

Unearned discounts	(17,910)	(20,287)

Total loans	$7,995,129	$8,117,020

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Corporation’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Corporation’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Corporation avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Corporation also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2011, approximately 60% of the outstanding principal balance of the Corporation’s commercial real estate loans were secured by owner-occupied properties.

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

Concentrations of Credit. Most of the Corporation’s lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio, as well as other markets. The majority of the Corporation’s loan portfolio consists of commercial and industrial and commercial real estate loans. Other than energy loans, as of December 31, 2011 and 2010, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

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

Foreign Loans. The Corporation has U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at December 31, 2011 or 2010.

Related Party Loans. In the ordinary course of business, the Corporation has granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”). These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectibility. Activity in related party loans during 2011 is presented in the following table. Other changes were primarily related to increased letters of credit.

Balance outstanding at December 31, 2010	$59,174
Principal additions	22,401
Principal reductions	(20,914)
Other changes	696

Balance outstanding at December 31, 2011	$61,357

Non-Accrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. In determining whether or not a borrower may be unable to meet payment obligations for each class of loans, the Corporation considers the borrower’s debt service capacity through the analysis of current financial information, if available, and/or current information with regards to the Corporation’s collateral position. Regulatory provisions would typically require the placement of a loan on non-accrual status if (i) principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection or (ii) full payment of principal and interest is not expected. Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income on non-accrual loans is recognized only to the extent that cash payments are received in excess of principal due. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period (at least six months) of repayment performance by the borrower.

Year-end non-accrual loans, segregated by class of loans, were as follows:

	2011	2010

Commercial and industrial:
Energy	$-	$-
Other commercial	43,874	60,408
Commercial real estate:
Buildings, land and other	43,820	64,213
Construction	1,329	9,299
Consumer real estate	4,587	2,758
Consumer and other	728	462

Total	$94,338	$137,140

As of December 31, 2011, non-accrual loans reported in the table above included $7.8 million related to loans that were restructured as “troubled debt restructurings” during 2011. See the section captioned “Troubled Debt Restructurings” elsewhere in this note.

Had non-accrual loans performed in accordance with their original contract terms, the Corporation would have recognized additional interest income, net of tax, of approximately $3.3 million in 2011, $3.9 million in 2010 and $4.0 million in 2009.

An age analysis of past due loans (including both accruing and non-accruing loans), segregated by class of loans, as of December 31, 2011 was as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due

Commercial and industrial:
Energy	$580	$-	$580	$870,006	$870,586	$-
Other commercial	16,205	22,082	38,287	3,007,994	3,046,281	5,302
Commercial real estate:
Buildings, land and other	22,264	27,168	49,432	2,536,525	2,585,957	8,821
Construction	604	532	1,136	433,734	434,870	484
Consumer real estate	7,884	4,951	12,835	749,974	762,809	2,606
Consumer and other	1,860	303	2,163	310,373	312,536	204
Unearned discounts	-	-	-	(17,910)	(17,910)	-

Total	$49,397	$55,036	$104,433	$7,890,696	$7,995,129	$17,417

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

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment

2011
Commercial and industrial:
Energy	$-	$-	$-	$-	$-	$-
Other commercial	57,723	34,712	4,619	39,331	2,696	53,830
Commercial real estate:
Buildings, land and other	51,163	38,686	2,243	40,929	1,113	48,635
Construction	1,568	1,281	-	1,281	-	4,339
Consumer real estate	2,499	1,719	751	2,470	95	1,845
Consumer and other	562	554	-	554	-	265

Total	$113,515	$76,952	$7,613	$84,565	$3,904	$108,914

2010
Commercial and industrial:
Energy	$-	$-	$-	$-	$-	$1,012
Other commercial	73,518	40,901	14,541	55,442	9,137	61,076
Commercial real estate:
Buildings, land and other	72,099	50,551	11,254	61,805	4,076	59,179
Construction	9,834	8,553	747	9,300	300	8,132
Consumer real estate	517	517	-	517	-	960
Consumer and other	-	-	-	-	-	393

Total	$155,968	$100,522	$26,542	$127,064	$13,513	$130,752

The average recorded investment in impaired loans was $128.5 million in 2009.

Troubled Debt Restructurings. The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. Troubled debt restructurings during 2011 are set forth in the following table. There were no troubled debt restructurings during 2010.

	Balance at Restructuring Date	Balance at December 31, 2011

Commercial and industrial:
Other commercial	$191	$179
Commercial real estate:
Buildings, land and other	7,519	6,183
Consumer real estate	969	932
Consumer	469	456

	$9,148	$7,750

All of the loans identified as troubled debt restructurings by the Corporation were previously on non-accrual status and reported as impaired loans prior to restructuring. The modifications primarily related to extending the amortization periods of the loans. The Corporation did not grant interest-rate concessions on any restructured loan. All loans restructured during 2011 that remain outstanding are on non-accrual status as of December 31, 2011. See the section captioned “Non-accrual Loans” elsewhere in this note. Because the loans were classified and on non-accrual status both before and after restructuring, the modifications did not impact the Corporation’s determination of the allowance for loan losses. As of December 31, 2011, one commercial real estate loan restructured in 2011 with a balance of $282 thousand at December 31, 2011 was in default. This default did not significantly impact the Corporation’s determination of the allowance for loan losses.

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

	December 31, 2011		December 31, 2010
	Weighted Average Risk Grade	Loans	Weighted Average Risk Grade	Loans

Commercial and industrial:
Energy
Risk grades 1-8	5.21	$868,561	5.27	$786,664
Risk grade 9	9.00	2,025	9.00	20,224
Risk grade 10	10.00	-	10.00	-
Risk grade 11	11.00	-	11.00	-
Risk grade 12	12.00	-	12.00	-
Risk grade 13	13.00	-	13.00	-

Total energy	5.22	$870,586	5.36	$806,888

Other commercial
Risk grades 1-8	6.20	$2,802,037	6.16	$2,572,011
Risk grade 9	9.00	55,105	9.00	95,278
Risk grade 10	10.00	49,982	10.00	116,158
Risk grade 11	11.00	96,046	11.00	137,923
Risk grade 12	12.00	39,826	12.00	48,216
Risk grade 13	13.00	3,285	13.00	12,184

Total other commercial	6.55	$3,046,281	6.75	$2,981,770

Commercial real estate:
Buildings, land and other
Risk grades 1-8	6.69	$2,266,576	6.71	$2,189,602
Risk grade 9	9.00	103,894	9.00	137,314
Risk grade 10	10.00	45,278	10.00	91,962
Risk grade 11	11.00	126,594	11.00	126,403
Risk grade 12	12.00	41,747	12.00	54,366
Risk grade 13	13.00	1,868	13.00	9,847

Total commercial real estate	7.14	$2,585,957	7.29	$2,609,494

Construction
Risk grades 1-8	6.95	$378,530	7.10	$485,455
Risk grade 9	9.00	30,376	9.00	52,817
Risk grade 10	10.00	16,186	10.00	32,055
Risk grade 11	11.00	8,449	11.00	13,646
Risk grade 12	12.00	1,329	12.00	9,300
Risk grade 13	13.00	-	13.00	-

Total construction	7.30	$434,870	7.59	$593,273

The Corporation has established maximum loan to value standards to be applied during the origination process of commercial and consumer real estate loans. The Corporation does not subsequently monitor loan-to-value ratios (either individually or on a weighted-average basis) for loans that are subsequently considered to be of a pass grade (grades 9 or better) and/or current with respect to principal and interest payments. As stated above, when an individual commercial real estate loan has a calculated risk grade of 10 or higher, a special assets officer analyzes the loan to determine whether the loan is impaired. At that time, the Corporation reassesses the loan to value position in the loan. If the loan is determined to be collateral dependent, specific allocations of the allowance for loan losses are made for the amount of any collateral deficiency. If a collateral deficiency is ultimately deemed to be uncollectible, the amount is charged-off. These loans and related assessments of collateral position are monitored on an individual, case-by-case basis. The Corporation does not monitor loan-to-value ratios on a weighted-average basis for commercial real estate loans having a calculated risk grade of 10 or higher. Nonetheless, there were five commercial real estate loans having a calculated risk grade of 10 or higher in excess of $5 million as of December 31, 2011. Four of the loans totaled $42.3 million and had a weighted-average loan-to-value ratio of 43.9%. The fifth loan, totaling $7.7 million, is structured as a borrowing base facility secured by numerous rotating lots and single family residences that generally have a loan-to-value of 80% or less. When an individual consumer real estate loan becomes past due by more than 10 days, the assigned relationship manager will begin collection efforts. The Corporation only reassesses the loan to value position in a consumer real estate loan if, during the course of the collections process, it is determined that the loan has become collateral dependent, and any collateral deficiency is recognized as a charge-off to the allowance for loan losses. Accordingly, the Corporation does not monitor loan-to-value ratios on a weighted-average basis for collateral dependent consumer real estate loans.

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

Net (charge-offs)/recoveries, segregated by class of loans, were as follows:

	2011	2010	2009

Commercial and industrial:
Energy	$6	$-	$-
Other commercial	(29,158)	(28,530)	(32,907)
Commercial real estate:
Buildings, land and other	(8,980)	(5,928)	(5,612)
Construction	(454)	(616)	(4,497)
Consumer real estate	(2,293)	(2,059)	(1,526)
Consumer and other	(2,735)	(5,471)	(5,785)

Total	$(43,614)	$(42,604)	$(50,327)

In assessing the general economic conditions in the State of Texas, management monitors and tracks the Texas Leading Index (“TLI”), which is produced by the Federal Reserve Bank of Dallas. The TLI is a single summary statistic that is designed to signal the likelihood of the Texas economy’s transition from expansion to recession and vice versa. Management believes this index provides a reliable indication of the direction of overall credit quality. The TLI is a composite of the following eight leading indicators: (i) Texas Value of the Dollar, (ii) U.S. Leading Index, (iii) real oil prices (iv) well permits, (v) initial claims for unemployment insurance, (vi) Texas Stock Index, (vii) Help-Wanted Index and (viii) average weekly hours worked in manufacturing. The TLI totaled 121.0 at November 30, 2011 (most recent date available) and 118.3 at December 31, 2010. A higher TLI value implies more favorable economic conditions.

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

The components of the general valuation allowance include (i) the additional reserves allocated to specific loan portfolio segments as a result of applying an environmental risk adjustment factor to the base historical loss allocation, (ii) the additional reserves allocated to specific loan portfolio segments for loans to borrowers in distressed industries and (iii) the additional reserves that are not allocated to specific loan portfolio segments including allocations for groups of similar loans with risk characteristics that exceed certain concentration limits established by management.

The environmental adjustment factor is based upon a more qualitative analysis of risk and is calculated through a survey of senior officers who are involved in credit making decisions at a corporate-wide and/or regional level. On a quarterly basis, survey participants rate the degree of various risks utilizing a numeric scale that translates to varying grades of high, moderate or low levels of risk. The results are then input into a risk-weighting matrix to determine an appropriate environmental risk adjustment factor. The various risks that may be considered in the determination of the environmental adjustment factor include, among other things, (i) the experience, ability and effectiveness of the bank’s lending management and staff; (ii) the effectiveness of the Corporation’s loan policies, procedures and internal controls; (iii) changes in asset quality; (iv) the impact of legislative and governmental influences affecting industry sectors; (v) the effectiveness of the internal loan review function; (vi) the impact of competition on loan structuring and pricing; and (vii) the impact of rising interest rates on portfolio risk. In periods where the surveyed risks are perceived to be higher, the risk-weighting matrix will generally result in a higher environmental adjustment factor, which, in turn will result in higher levels of general valuation allowance allocations. The opposite holds true in periods where the surveyed risks are perceived to be lower. The environmental adjustment factor resulted in additional general valuation allowance allocations to the various loan portfolio segments totaling $12.8 million at December 31, 2011 and $9.5 million at December 31, 2010.

During 2011, the Corporation refined its methodology for the determination of reserves allocated to specific loan portfolio segments to provide reserves for loans to borrowers in distressed industries. To determine the amount of the allocation for each loan portfolio segment, management calculates the weighted-average risk grade for all loans to borrowers in distressed industries by loan portfolio segment. A multiple is then applied to the amount by which the weighted-average risk grade for loans to borrowers in distressed industries exceeds the weighted-average risk grade for all pass-grade loans within the loan portfolio segment to derive an allocation factor for loans to borrowers in distressed industries. The amount of the allocation for each loan portfolio segment is the product of this allocation factor and the outstanding balance of pass-grade loans within the identified distressed industries that have a risk grade of 6 or higher. Reserves allocated for distressed industries totaled $5.0 million ($4.1 million related to commercial and industrial loans and $922 thousand related to commercial real estate loans) at December 31, 2011. This change in the Corporation’s methodology for the determination of reserves allocated to specific loan portfolio segments did not significantly impact the provision for loan losses recorded during 2011. Management identifies potential distressed industries by analyzing industry trends related to delinquencies, classifications and charge-offs. At December 31, 2011, contractors were considered to be a distressed industry based on elevated levels of delinquencies, classifications and charge-offs relative to other industries within the Corporation’s loan portfolio. Furthermore, the Corporation determined, through a review of borrower financial information that, as a whole, contractors have experienced, among other things, decreased revenues, reduced backlog of work, compressed margins and little, if any, net income.

Certain general valuation allowances are not allocated to specific loan portfolio segments and are reported as the unallocated portion of the allowance for loan losses. Included in these general valuation allowances are allocations for groups of similar loans with risk characteristics that exceed certain concentration limits established by management and/or the Corporation’s board of directors. Concentration risk limits have been established, among other things, for certain industry concentrations, large balance and highly leveraged credit relationships that exceed specified risk grades, and loans originated with policy, credit and/or collateral exceptions that exceed specified risk grades. In addition, during 2011, the Corporation further refined its methodology for the determination of general valuation allowances to also (i) provide additional allocations for loans that did not undergo a separate, independent concurrence review during the underwriting process (generally those loans under $1.0 million at origination), (ii) reduce the minimum balance/commitment threshold for which allocations are made for highly leveraged credit relationships that exceed specified risk grades, (iii) lower the maximum risk grade thresholds for highly leveraged credit relationships, and (iv) include a reduction factor for recoveries of prior charge-offs to compensate for the fact that historical loss allocations are based upon gross charge-offs rather than net. The net effect of these changes to the Corporation’s methodology for the determination of general valuation allowances did not significantly impact the provision for loan losses recorded during 2011.

The following table presents details of the unallocated portion of the allowance for loan losses.

	December 31, 2011	December 31, 2010

Excessive industry concentrations	$6,995	$1,720
Large relationship concentrations	2,232	2,127
Highly-leveraged credit relationships	3,530	-
Policy exceptions	2,121	2,414
Credit and collateral exceptions	1,603	557
Loans not reviewed by concurrence	9,030	-
Adjustment for recoveries	(13,071)	-
General macroeconomic risk	17,846	17,978

	$30,286	$24,796

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

The following table details activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2011, 2010 and 2009. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Unallocated	Total

2011
Beginning balance	$57,789	$28,534	$3,223	$11,974	$24,796	$126,316
Provision for loan losses	14,137	1,812	2,610	3,396	5,490	27,445
Charge-offs	(33,678)	(10,776)	(2,789)	(9,442)	-	(56,685)
Recoveries	4,526	1,342	496	6,707	-	13,071

Net charge-offs	(29,152)	(9,434)	(2,293)	(2,735)	-	(43,614)

Ending balance	$42,774	$20,912	$3,540	$12,635	$30,286	$110,147

Period-end amount allocated to:
Loans individually evaluated for impairment	$15,829	$3,625	$95	$-	$-	$19,549
Loans collectively evaluated for impairment	26,945	17,287	3,445	12,635	30,286	90,598

Ending balance	$42,774	$20,912	$3,540	$12,635	$30,286	$110,147

2010
Beginning balance	$57,394	$28,514	$2,560	$16,929	$19,912	$125,309
Provision for loan losses	28,925	6,564	2,722	516	4,884	43,611
Charge-offs	(31,324)	(7,524)	(2,682)	(11,893)	-	(53,423)
Recoveries	2,794	980	623	6,422	-	10,819

Net charge-offs	(28,530)	(6,544)	(2,059)	(5,471)	-	(42,604)

Ending balance	$57,789	$28,534	$3,223	$11,974	$24,796	$126,316

Period-end amount allocated to:
Loans individually evaluated for impairment	$31,948	$8,591	$-	$-	$-	$40,539
Loans collectively evaluated for impairment	25,841	19,943	3,223	11,974	24,796	85,777

Ending balance	$57,789	$28,534	$3,223	$11,974	$24,796	$126,316

2009
Beginning balance	$51,534	$25,928	$3,217	$18,846	$10,719	$110,244
Provision for loan losses	38,767	12,695	869	3,868	9,193	65,392
Charge-offs	(35,432)	(10,412)	(1,720)	(12,047)	-	(59,611)
Recoveries	2,525	303	194	6,262	-	9,284

Net charge-offs	(32,907)	(10,109)	(1,526)	(5,785)	-	(50,327)

Ending balance	$57,394	$28,514	$2,560	$16,929	$19,912	$125,309

Period-end amount allocated to:
Loans individually evaluated for impairment	$32,789	$5,870	$-	$-	$-	$38,659
Loans collectively evaluated for impairment	24,605	22,644	2,560	16,929	19,912	86,650

Ending balance	$57,394	$28,514	$2,560	$16,929	$19,912	$125,309

The Corporation’s recorded investment in loans as of December 31, 2011 and 2010 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology was as follows:

	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Unearned Discounts	Total

2011
Loans individually evaluated for impairment	$189,139	$241,451	$2,470	$554	$-	$433,614
Loans collectively evaluated for impairment	3,727,728	2,779,376	760,339	311,982	(17,910)	7,561,515

Ending balance	$3,916,867	$3,020,827	$762,809	$312,536	$(17,910)	$7,995,129

2010
Loans individually evaluated for impairment	$314,482	$337,578	$-	$-	$-	$652,060
Loans collectively evaluated for impairment	3,474,176	2,865,189	798,264	347,618	(20,287)	7,464,960

Ending balance	$3,788,658	$3,202,767	$798,264	$347,618	$(20,287)	$8,117,020

Note 4 - Premises and Equipment

Year-end premises and equipment were as follows:

	2011	2010

Land	$103,359	$93,616
Buildings	248,232	244,088
Furniture and equipment	196,681	196,234
Leasehold improvements	56,531	54,221
Construction in progress	4,269	7,605

	609,072	595,764
Less accumulated depreciation and amortization	(290,030)	(278,855)

Total premises and equipment, net	$319,042	$316,909

Depreciation and amortization of premises and equipment totaled $21.8 million in 2011, $22.2 million in 2010 and $21.7 million in 2009.

Note 5 - Goodwill and Other Intangible Assets

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

Goodwill. Year-end goodwill was as follows:

	2011	2010

Goodwill	$528,072	$527,684

Other Intangible Assets. Year-end other intangible assets were as follows:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets

2011
Core deposits	$34,966	$(26,732)	$8,234
Customer relationships	5,975	(3,862)	2,113
Non-compete agreements	567	(310)	257

	$41,508	$(30,904)	$10,604

2010
Core deposits	$34,966	$(23,147)	$11,819
Customer relationships	5,932	(3,679)	2,253
Non-compete agreements	549	(286)	263

	$41,447	$(27,112)	$14,335

Other intangible assets are amortized on an accelerated basis over their estimated lives, which range from 5 to 10 years. Amortization expense related to intangible assets totaled $4.4 million in 2011, $5.1 million in 2010 and $6.5 million in 2009. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2011 is as follows:

2012	$3,638
2013	2,857
2014	2,028
2015	1,264
2016	565
Thereafter	252

$10,604

Note 6 - Deposits

Year-end deposits were as follows:

	2011	2010

Non-interest-bearing demand deposits:
Commercial and individual	$5,848,840	$4,791,149
Correspondent banks	370,275	361,100
Public funds	453,440	208,187

Total non-interest-bearing demand deposits	6,672,555	5,360,436

Interest-bearing deposits:
Private accounts:
Savings and interest checking	2,912,937	2,505,143
Money market accounts	5,664,780	4,949,764
Time accounts of $100,000 or more	533,682	611,836
Time accounts under $100,000	522,887	571,447

Total private accounts	9,634,286	8,638,190

Public funds:
Savings and interest checking	265,747	255,605
Money market accounts	44,590	84,093
Time accounts of $100,000 or more	136,422	137,506
Time accounts under $100,000	3,148	3,512

Total public funds	449,907	480,716

Total interest-bearing deposits	10,084,193	9,118,906

Total deposits	$16,756,748	$14,479,342

The following table presents additional information about the Corporation’s year-end deposits:

	2011	2010

Money market deposits obtained through brokers’	$24,500	$24,700
Deposits from the Certificate of Deposit Account Registry Service (CDARS) deposits	45,005	60,972
Deposits from foreign sources (primarily Mexico)	744,669	748,255
Deposits from certain directors, executive officers and their affiliates	115,837	72,822

Scheduled maturities of time deposits, including both private and public funds, at December 31, 2011 were as follows:

2012	$1,072,954
2013	123,185

$1,196,139

Scheduled maturities of time deposits in amounts of $100,000 or more, including both private and public funds, at December 31, 2011, were as follows:

Due within 3 months or less	$224,222
Due after 3 months and within 6 months	163,921
Due after 6 months and within 12 months	216,292
Due after 12 months	65,669

$670,104

Note 7 - Borrowed Funds

Federal Home Loan Bank Advances. Federal Home Loan Bank (“FHLB”) advances totaled $26 thousand at December 31, 2011 and totaled $45 thousand at December 31, 2010. The advances mature at varying dates through 2013 and had a weighted-average rate of 6.0% at December 31, 2011 and 2010. The advances are collateralized by a blanket floating lien on all first mortgage loans, certain pledged securities, the FHLB capital stock owned by the Corporation and any funds on deposit with the FHLB. Scheduled minimum future principal payments on FHLB advances were not significant at December 31, 2011.

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

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase. Federal funds purchased are short-term borrowings that typically mature within one to ninety days. Federal funds purchased totaled $875 thousand and $2.0 million at December 31, 2011 and 2010. Securities sold under agreements to repurchase are secured short-term borrowings that typically mature within thirty to ninety days. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. The Corporation may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase totaled $721.3 million and $473.7 million at December 31, 2011 and 2010.

Subordinated Notes Payable. In February 2007, the Corporation issued $100 million of 5.75% fixed-to-floating rate subordinated notes that mature on February 15, 2017. The notes, which qualify as Tier 2 capital for Cullen/Frost, bear interest at the rate of 5.75% per annum, payable semi-annually on each February 15 and August 15, commencing on August 15, 2007 until February 15, 2012. From and including February 15, 2012, to but excluding the maturity date or date of earlier redemption, the notes will bear interest at a rate per annum equal to three-month LIBOR for the related interest period plus 0.53%, payable quarterly on each February 15, May 15, August 15 and November 15, commencing May 15, 2012. The notes are subordinated in right of payment to all our senior indebtedness and effectively subordinated to all existing and future debt and all other liabilities of our subsidiaries. The notes cannot be accelerated except in the event of bankruptcy or the occurrence of certain other events of bankruptcy, insolvency or reorganization. The notes mature on February 15, 2017. The Corporation may elect to redeem the notes (subject to regulatory approval), in whole or in part, on any interest payment date on or after February 15, 2012 at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest. Unamortized debt issuance costs related to these notes, which are included in other assets, totaled $610 thousand and $730 thousand at December 31, 2011 and 2010. Proceeds from sale of the notes were used to fund a portion of the redemption of certain junior subordinated deferrable interest debentures as further discussed below.

In August 2011, Frost Bank redeemed $150 million of subordinated notes that were originally issued in 2001 and had an interest rate of 6.875%, per annum, which was payable semi-annually. A portion of the notes qualified as Tier 2 capital for both Frost Bank and Cullen/Frost during the reported periods prior to the third quarter of 2010.

Junior Subordinated Deferrable Interest Debentures. At December 31, 2011 and 2010, the Corporation had $123.7 million of junior subordinated deferrable interest debentures issued to Cullen/Frost Capital Trust II

(“Trust II”), a wholly owned Delaware statutory business trust. Unamortized debt issuance costs related to Trust II, which are included in other assets, totaled $1.3 million at both December 31, 2011 and 2010. The trust is considered a variable interest entity for which the Corporation is not the primary beneficiary. Accordingly, the accounts of the trust are not included in the Corporation’s consolidated financial statements. See Note 1 -Summary of Significant Accounting Policies for additional information about the Corporation’s consolidation policy. Details of the Corporation’s transactions with the capital trust are presented below.

Trust II was formed in 2004 for the purpose of issuing $120 million of floating rate (three-month LIBOR plus a margin of 1.55%) trust preferred securities, which represent beneficial interests in the assets of the trust. The trust preferred securities will mature on March 1, 2034 and are redeemable with the approval of the Federal Reserve Board in whole or in part at the option of the Corporation at any time after March 1, 2009 and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment. Distributions on the trust preferred securities are payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. Trust II also issued $3.7 million of common equity securities to Cullen/Frost. The proceeds of the offering of the trust preferred securities and common equity securities were used to purchase $123.7 million of floating rate (three-month LIBOR plus a margin of 1.55%, which was equal to 2.08% and 1.85% at December 31, 2011 and 2010) junior subordinated deferrable interest debentures issued by the Corporation, which have terms substantially similar to the trust preferred securities. In October 2008, the Corporation entered into an interest rate swap contract on the junior subordinated deferrable interest debentures that effectively fixed the interest rate on the debentures for a period of five years. See Note 15 - Derivative Financial Instruments.

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

In July 2010, the Corporation redeemed the $12.4 million of floating rate (three-month LIBOR plus a margin of 2.65%) junior subordinated deferrable interest debentures, due July 7, 2034, held of record by Summit Trust. Concurrently, the $12.0 million of floating rate (three-month LIBOR plus a margin of 2.65%) trust preferred securities issued by Summit Trust were also redeemed.

Despite the fact that the accounts of the capital trusts are not included in the Corporation’s consolidated financial statements, the trust preferred securities issued by these subsidiary trusts are included in the Tier 1 capital of Cullen/Frost for regulatory capital purposes. Federal Reserve Board rules limit the aggregate amount of restricted core capital elements (which includes trust preferred securities, among other things) that may be included in the Tier 1 capital of most bank holding companies to 25% of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Large, internationally active bank holding companies (as defined) are subject to a 15% limitation. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. The current quantitative limits do not preclude the Corporation from including the $120 million in trust preferred securities outstanding in Tier 1 capital as of December 31, 2011. In July 2010, financial regulatory reform legislation entitled the “Dodd-Frank

Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. Certain provisions of the Dodd-Frank Act will require the Corporation to deduct, over three years beginning on January 1, 2013, all trust preferred securities from the Corporation’s Tier 1 capital. Nonetheless, excluding trust preferred securities from Tier 1 capital at December 31, 2011 would not affect the Corporation’s ability to meet all capital adequacy requirements to which it is subject.

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

Year-end financial instruments with off-balance-sheet risk were as follows:

	2011	2010

Commitments to extend credit	$5,147,363	$4,528,196
Standby letters of credit	235,903	294,116
Deferred standby letter of credit fees	1,488	1,707

Credit Card Guarantees. The Corporation guarantees the credit card debt of certain customers to the merchant bank that issues the cards. At December 31, 2011 and 2010, the guarantees totaled $7.6 million and $5.9 million, of which amounts, $738 thousand and $722 thousand were fully collateralized.

Securities Lending. The Corporation lends certain customer securities to creditworthy brokers on behalf of those customers. If the borrower fails to return these securities, the Corporation indemnifies its customers based on the then current net realizable fair value of the securities. The Corporation holds collateral received in securities lending transactions as an agent. Accordingly, such collateral assets are not assets of the Corporation. The Corporation requires borrowers to provide collateral equal to or in excess of 100% of the fair value of the securities borrowed. The collateral is valued daily and additional collateral is requested as necessary. The maximum future payments guaranteed by the Corporation under these contractual agreements (representing the fair value of securities lent to brokers) totaled $1.7 billion at December 31, 2011. At December 31, 2011, the Corporation held in trust liquid assets with a fair value of $1.7 billion as collateral for these agreements.

Lease Commitments. The Corporation leases certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $21.6 million in both 2011 and 2010 and $20.6 million in 2009. Future minimum lease payments due under non-cancelable operating leases at December 31, 2011 were as follows:

2012	$17,150
2013	16,090
2014	12,173
2015	8,875
2016	7,373
Thereafter	42,146

$103,807

It is expected that certain leases will be renewed, or equipment replaced with new leased equipment, as these leases expire. Aggregate future minimum rentals to be received under non-cancelable subleases greater than one year at December 31, 2011, were $473 thousand.

The Corporation leases a branch facility from a partnership interest of a director. Payments related to this lease totaled $898 thousand in 2011, $852 thousand in 2010 and $840 thousand in 2009. The terms of the lease are substantially the same as those offered for comparable transactions with non-related parties at the time the lease transaction was consummated.

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

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

	2011	2010	2009

Distributed earnings allocated to common stock	$111,827	$107,597	$101,718
Undistributed earnings allocated to common stock	104,980	100,340	76,594

Net earnings allocated to common stock	$216,807	$207,937	$178,312

Weighted-average shares outstanding for basic earnings per common share	61,101,072	60,410,680	59,456,393
Dilutive effect of compensation	176,697	174,972	57,415

Weighted-average shares outstanding for diluted earnings per common share	61,277,769	60,585,652	59,513,808

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

Cullen/Frost’s and Frost Bank’s Tier 1 capital consists of shareholders’ equity excluding unrealized gains and losses on securities available for sale, the accumulated gain or loss on effective cash flow hedging derivatives, the net actuarial gain/loss on the Corporation’s defined benefit post-retirement benefit plans, goodwill and other intangible assets. Tier 1 capital for Cullen/Frost also includes trust preferred securities issued by its unconsolidated subsidiary trust totaling $120 million in 2011 and 2010 (see Note 7 - Borrowed Funds). Cullen/Frost’s and Frost Bank’s total capital is comprised of Tier 1 capital for each entity plus a permissible portion of the allowance for loan losses. The Corporation’s aggregate $100 million of 5.75% fixed-to-floating rate subordinated notes are not included in Tier 1 capital but are included in total capital of Cullen/Frost.

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

Year-end actual and required capital ratios for Cullen/Frost and Frost Bank were as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

2011

Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,835,428	16.24%	$903,970	8.00%	$1,129,962	10.00%
Frost Bank	1,641,921	14.54	903,427	8.00	1,129,284	10.00
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,625,281	14.38	451,985	4.00	677,977	6.00
Frost Bank	1,531,774	13.56	451,713	4.00	677,570	6.00
Leverage Ratio
Cullen/Frost	1,625,281	8.66	750,643	4.00	938,304	5.00
Frost Bank	1,531,774	8.17	750,249	4.00	937,811	5.00

2010

Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,720,691	15.91%	$865,081	8.00%	$1,081,351	10.00%
Frost Bank	1,558,977	14.43	864,318	8.00	1,080,397	10.00
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,494,375	13.82	432,540	4.00	648,811	6.00
Frost Bank	1,432,661	13.26	432,159	4.00	648,238	6.00
Leverage Ratio
Cullen/Frost	1,494,375	8.68	688,880	4.00	861,100	5.00
Frost Bank	1,432,661	8.33	688,196	4.00	860,246	5.00

Management believes that, as of December 31, 2011, Cullen/Frost and its bank subsidiary, Frost Bank, were “well capitalized” based on the ratios presented above.

Cullen/Frost is subject to the regulatory capital requirements administered by the Federal Reserve, while Frost Bank is subject to the regulatory capital requirements administered by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on the Corporation’s financial statements. Management believes, as of December 31, 2011, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.

Dividend Restrictions. In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well capitalized” status, at December 31, 2011, Frost Bank could pay aggregate dividends of up to $299.8 million to Cullen/Frost without prior regulatory approval.

Note 11 - Employee Benefit Plans

Retirement Plans

Profit Sharing Plans. The profit-sharing plan is a defined contribution retirement plan that covers employees who have completed at least one year of service and are age 21 or older. All contributions to the plan are made at the discretion of the Corporation and may be made without regard to current or accumulated profits. Contributions are allocated to eligible participants pro rata, based upon compensation, age and other factors. Plan participants self-direct the investment of allocated contributions by choosing from a menu of investment options. Account assets are subject to withdrawal restrictions and participants vest in their accounts after three years of service. The Corporation also maintains a separate non-qualified profit sharing plan for certain employees whose participation in the qualified profit sharing plan is limited. The plan offers such employees an alternative means of receiving comparable benefits. Expense related to these plans totaled $11.8 million in 2011, $12.0 million in 2010 and $12.1 million in 2009.

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

The Corporation uses a December 31 measurement date for its defined benefit plans. Combined activity in the Corporation’s defined benefit pension plans was as follows:

	2011	2010	2009

Change in benefit obligation:
Benefit obligation at beginning of year	$145,246	$132,456	$120,730
Interest cost	7,892	7,724	7,973
Actuarial (gain) loss	10,383	10,189	8,512
Benefits paid	(5,666)	(5,123)	(4,759)

Benefit obligation at end of year	157,855	145,246	132,456

Change in plan assets:
Fair value of plan assets at beginning of year	141,050	128,044	106,489
Actual return on plan assets	(3,776)	17,580	25,795
Employer contributions	5,645	549	519
Benefits paid	(5,666)	(5,123)	(4,759)

Fair value of plan assets at end of year	137,253	141,050	128,044

Funded status of the plan at end of year and accrued benefit liability recognized	$20,602	$4,196	$4,412

Accumulated benefit obligation at end of year	$157,855	$145,246	$131,863

Certain disaggregated information related to the Corporation’s defined benefit pension plans as of year-end was as follows:

	Retirement Plan		Restoration Plan

	2011	2010	2011	2010

Projected benefit obligation	$141,277	$129,961	$16,578	$15,285
Accumulated benefit obligation	141,277	129,961	16,578	15,285
Fair value of plan assets	137,253	141,050	-	-
Funded status of the plan at end of year and accrued benefit (asset) liability recognized	4,024	(11,089)	16,578	15,285

The components of the combined net periodic benefit cost (benefit) for the Corporation’s defined benefit pension plans were as follows:

	2011	2010	2009

Expected return on plan assets, net of expenses	$(11,434)	$(11,008)	$(9,126)
Interest cost on projected benefit obligation	7,892	7,724	7,973
Net amortization and deferral	3,130	2,915	4,231

Net periodic benefit cost (benefit)	$(412)	$(369)	$3,078

Amounts related to the Corporation’s defined benefit pension plans recognized as a component of other comprehensive income were as follows:

	2011	2010	2009

Net actuarial gain (loss)	$(22,463)	$(702)	$12,388
Deferred tax (expense) benefit	7,862	245	(4,335)

Other comprehensive income (loss), net of tax	$(14,601)	$(457)	$8,053

Amounts recognized as a component of accumulated other comprehensive loss as of year-end that have not been recognized as a component of the combined net period benefit cost of the Corporation’s defined benefit pension plans are presented in the following table. The Corporation expects to recognize approximately $5.7 million of the net actuarial loss reported in the following table as of December 31, 2011 as a component of net periodic benefit cost during 2012.

	2011	2010

Net actuarial loss	$(66,287)	$(43,824)
Deferred tax benefit	23,200	15,338

Amounts included in accumulated other comprehensive loss, net of tax	$(43,087)	$(28,486)

The weighted-average assumptions used to determine the benefit obligations as of the end of the years indicated and the net periodic benefit cost for the years indicated are presented in the table below. Because the plans were frozen, increases in compensation are not considered after 2001.

	2011	2010	2009

Benefit obligations:
Discount rate	5.05%	5.55%	5.95%

Net periodic benefit cost:
Discount rate	5.55%	5.95%	6.75%
Expected return on plan assets	8.25	8.75	8.75

Management uses an asset allocation optimization model to analyze the potential risks and rewards associated with various asset allocation strategies on a quarterly basis. As of December 31, 2011, management’s investment objective for the Corporation’s defined benefit plans is to achieve long-term growth. This strategy provides for a target asset allocation of approximately 62% invested in equity securities, approximately 35% invested in fixed income debt securities with any remainder invested in cash or short-term cash equivalents. At December 31, 2011, the actual asset allocation had a larger-proportion of cash and cash equivalents than is provided under the strategy due to a $5 million end-of-year contribution to the plan. The actual asset allocation is expected to align more closely with the aforementioned target asset allocation as these funds are invested. The modeling process calculates, with a 90% confidence ratio, the potential risk associated with a given asset allocation and helps achieve adequate diversification of investment assets. The plan assets are reviewed annually to determine if the obligations can be met with the current investment mix and funding strategy.

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

	2011	2010

Level 1:
U.S. Treasury securities	$-	$3,562
Corporate bonds and notes	1,973	10,625
Common stocks	-	53,162
Mutual funds	127,022	68,312
Cash and cash equivalents	7,091	4,434

Level 2:
U.S. government agency securities	896	955
States and political subdivisions	271	-

Total fair value of plan assets	$137,253	$141,050

Mutual funds include various equity, fixed-income and blended funds with varying investment strategies. Approximately 67% of mutual fund investments consist of equity investments. The investment objective of equity funds is long-term capital appreciation with current income. The remaining mutual fund investments consist of U.S. fixed-income securities, including investment-grade U.S. Treasury securities, U.S. government agency securities and mortgage-backed securities, corporate bonds and notes and collateralized mortgage obligations. The investment objective of fixed-income funds is to maximize investment return while preserving investment principal. Corporate bonds and notes include investment-grade bonds and notes of U.S. companies from diversified industries. U.S. government agency securities include obligations of Ginnie Mae. States and political subdivisions at December 31, 2011 include fixed income municipal securities. U.S. Treasury securities at December 31, 2010 consisted of longer-term notes with varying maturity dates.

The asset allocation optimization model is used to estimate the expected long-term rate of return for a given asset allocation strategy. Expectations of returns for each asset class are based on comprehensive reviews of historical data and economic/financial market theory. During periods with volatile interest rates and equity security prices, the model may call for changes in the allocation of plan investments to achieve desired returns. Management assumed a long-term rate of return of 8.25% in the determination of the net periodic benefit cost for 2011. The expected long-term rate of return on assets was selected from within the reasonable range of rates determined by historical real returns, net of inflation, for the asset classes covered by the plan’s investment policy and projections of inflation over the long-term period during which benefits are payable to plan participants.

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

As of December 31, 2011, expected future benefit payments related to the Corporation’s defined benefit plans were as follows:

2012	$6,855
2013	7,330
2014	7,747
2015	8,254
2016	8,636
2017 through 2021	49,084

$87,906

The Corporation expects to contribute $1.0 million to the defined benefit plans during 2012.

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

Savings Plans

401(k) Plan and Thrift Incentive Plan. The Corporation maintains a 401(k) stock purchase plan that permits each participant to make before- or after-tax contributions in an amount not less than 2% and not exceeding 50% of eligible compensation and subject to dollar limits from Internal Revenue Service regulations. The Corporation matches 100% of the employee’s contributions to the plan based on the amount of each participant’s contributions up to a maximum of 6% of eligible compensation. Eligible employees must complete 90 days of service in order to enroll and vest in the Corporation’s matching contributions immediately. Expense related to the plan totaled $10.2 million in 2011, $9.8 million in 2010 and $9.8 million in 2009. The Corporation’s matching contribution is initially invested in the Cullen/Frost common stock fund. However, employees may immediately reallocate the Corporation’s matching portion, as well as invest their individual contribution, to any of a variety of investment alternatives offered under the 401(k) Plan.

The Corporation maintains a thrift incentive stock purchase plan to offer certain employees whose participation in the 401(k) plan is limited an alternative means of receiving comparable benefits. Expense related to this plan was not significant during 2011, 2010 and 2009.

Stock Compensation Plans

The Corporation has one active executive stock plan (the 2005 Omnibus Incentive Plan) and two active outside director stock plans (the 1997 Director Stock Plan and the 2007 Outside Directors Incentive Plan). The executive stock plan was established to help the Corporation retain and motivate key employees, while the outside director stock plans were established as a means to compensate outside directors for their service to the Corporation. All of the plans have been approved by the Corporation’s shareholders. The Compensation and Benefits Committee (“Committee”) of the Corporation’s Board of Directors has sole authority to select the employees, establish the awards to be issued, and approve the terms and conditions of each award contract under the executive stock plans.

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

Options awarded under the 2005 Plan during the periods presented have a ten-year life and generally vest in equal annual installments over a four-year period. Options awarded under the 2007 and 1997 Directors Plans during the periods presented have a six-year life with immediate vesting. Non-vested stock awards/stock units are generally awarded with a four-year-cliff vesting period.

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

A combined summary of activity in the Corporation’s active stock plans is presented in the following table.

			Non-Vested Stock Awards/Stock Units Outstanding		Stock Options Outstanding

	Shares Available for Grant	Director Deferred Stock Units Outstanding	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price

Balance, January 1, 2009	963,825	5,450	229,000	$52.16	4,272,050	$49.98
Shares authorized - 2005 Plan	3,310,725	-	-	-	-	-
Granted	(849,818)	7,238	56,300	50.64	786,280	50.64
Stock options exercised	-	-	-	-	(426,625)	38.03
Stock awards vested	-	-	(52,100)	50.01	-	-
Forfeited	24,250	-	-	-	(24,250)	52.71
Cancelled/expired	(3,475)	-	-	-	(7,000)	52.09

Balance, December 31, 2009	3,445,507	12,688	233,200	$52.27	4,600,455	$51.18
Granted	(814,910)	5,030	56,300	52.46	753,580	52.51
Stock options exercised	-	-	-	-	(819,650)	47.34
Stock awards vested	-	-	(61,950)	56.73	-	-
Deferred stock unit conversions	-	(1,203)	-	-	-	-
Forfeited	150,500	-	-	-	(150,500)	52.49
Cancelled/expired	(21,750)	-	-	-	-	-

Balance, December 31, 2010	2,759,347	16,515	227,550	$51.10	4,383,885	$52.08
Granted	(868,267)	5,577	56,300	48.00	806,390	48.02
Stock options exercised	-	-	-	-	(148,203)	50.18
Stock awards vested	-	-	(114,320)	50.19	-	-
Forfeited	73,250	-	-	-	(73,250)	51.43
Cancelled/expired	(875)	-	-	-	-	-

Balance, December 31, 2011	1,963,455	22,092	169,530	$50.33	4,968,822	$51.49

Of the shares available for grant included in the above table as of December 31, 2011, a total of 174,105 shares may be granted as full value awards, meaning awards other than in the form of stock options or stock appreciation rights, and which are settled by the issuance of shares.

Upon retirement from the Corporation’s board of directors, non-employee directors will receive one share of the Corporation’s common stock for each deferred stock unit held. The deferred stock units were fully vested upon being awarded and will receive equivalent dividend payments as such dividends are declared on the Corporation’s common stock.

Other information regarding options outstanding and exercisable as of December 31, 2011 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Number of Shares	Weighted- Average Exercise Price

$ 45.01	-	$ 50.00	1,472,890	$48.39	7.99	673,500	$48.85
50.01	-	55.00	2,779,957	51.52	6.99	1,677,454	51.30
55.01	-	60.00	715,975	57.71	4.75	711,850	57.70

		Total	4,968,822	51.49	6.96	3,062,804	52.25

Proceeds from stock option exercises totaled $7.4 million in 2011, $38.8 million in 2010 and $16.2 million in 2009. Shares issued in connection with stock compensation awards are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. During 2011, 140,739 shares issued in connection with stock compensation awards were new shares issued from available authorized shares, while 29,824 shares were issued from available treasury stock. During 2010, 666,222 shares issued in connection with stock compensation awards were new shares issued from available authorized shares, while 176,991 shares were issued from available treasury stock. During 2009, all shares issued in connection with stock compensation awards were issued from available treasury stock.

The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $10.5 million and $5.4 million at December 31, 2011. The total intrinsic value of stock options exercised was $1.5 million in 2011, $6.6 million in 2010 and $4.9 million in 2009. The total fair value of stock awards/stock units vested was $6.2 million in 2011, $3.3 million in 2010 and $2.6 million in 2009.

Stock-based Compensation Expense. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Stock-based compensation expense and the related income tax benefit was as follows:

	2011	2010	2009

Stock options	$10,834	$9,839	$9,314
Non-vested stock awards/stock units	4,799	4,786	3,001
Deferred stock-units	330	300	330

Total	$15,963	$14,925	$12,645

Income tax benefit	$5,587	$5,224	$4,426

Unrecognized stock-based compensation expense at December 31, 2011 was as follows:

Stock options	$19,032
Non-vested stock awards/stock units	3,096

Total	$22,128

The weighted-average period over which this unrecognized expense related to stock options was expected to be recognized was 2.7 years. The weighted-average period over which this unrecognized expense related to non-vested stock awards/stock units was expected to be recognized was 2.7 years.

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

The weighted-average fair value of stock options granted during 2011, 2010 and 2009 estimated using a binomial lattice-based valuation model, was $9.78, $12.94 and $14.43. The assumptions used to determine the fair value of options granted are detailed in the table below.

	2011	2010	2009

Risk-free interest rate	0.01% to 3.91%	0.14% to 4.98%	0.08% to 5.21%
Weighted-average risk-free interest rate	2.23%	2.79%	3.50%
Dividend yield	2.84%	2.79%	2.74%
Expected market price volatility	24.87% to 31.32%	31.11% to 41.40%	31.16% to 52.70%
Weighted-average expected market price volatility	29.43%	34.65%	39.25%
Expected term	6.0 to 7.0 Years	5.6 to 6.9 Years	5.7 to 6.8 Years
Weighted-average expected term	6.3 Years	6.0 Years	6.3 Years

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

	2011	2010	2009

Other non-interest income:
Check card income	$19,811	$21,116	$18,536
Gain on termination of interest rate swap	-	-	17,722
Other	26,751	29,220	28,171

Total	$46,562	$50,336	$64,429

Other non-interest expense:
Legal and other professional fees	$19,802	$20,792	$19,858
Advertising, promotions and public relations	22,584	15,087	15,327
Other	95,207	88,328	90,426

Total	$137,593	$124,207	$125,611

Note 13 - Income Taxes

Income tax expense was as follows:

	2011	2010	2009

Current income tax expense	$60,533	$52,932	$63,575
Deferred income tax expense (benefit)	8,167	4,644	(9,854)

Income tax expense	$68,700	$57,576	$53,721

Reported income tax expense differed from the amounts computed by applying the U.S. federal statutory income tax rate of 35% to income before income taxes as follows:

	2011	2010	2009

Income tax expense computed at the statutory rate	$100,182	$93,219	$81,464
Effect of tax-exempt interest	(35,741)	(34,355)	(26,673)
Bank owned life insurance income	(1,416)	(1,581)	(1,694)
Accrual adjustment for premium amortization on municipal securities	4,146	-	-
Other	1,529	293	624

Income tax expense, as reported	$68,700	$57,576	$53,721

Income tax expense for 2011 included the correction of an under-accrual of taxes that resulted from incorrectly deducting premium amortization on municipal securities for federal income tax purposes since 2008. As a result, the Corporation recognized additional income tax expense totaling $4.1 million, which included interest, related to the 2010, 2009 and 2008 tax years. Interest and/or penalties related to income taxes are reported as a component of income tax expense. Such amounts were not significant during the reported periods.

Year-end deferred taxes were as follows:

	2011	2010

Deferred tax assets:
Allowance for loan losses	$38,552	$44,211
Net actuarial loss on defined benefit post-retirement benefit plans	23,131	15,269
Stock-based compensation	16,411	13,314
Bonus accrual	4,352	-
Gain on sale of assets	2,424	2,519
Non-accrual loans	1,763	2,083
Other	5,384	3,760

Total gross deferred tax assets	92,017	81,156

Deferred tax liabilities:
Net unrealized gain on securities available for sale and effective cash flow hedging derivatives	(156,528)	(98,327)
Premises and equipment	(23,948)	(17,502)
Defined benefit post-retirement benefit plans	(15,732)	(13,638)
Intangible assets	(7,383)	(8,170)
Leases	(5,563)	(5,352)
Bonus accrual 481(a) adjustment	(3,273)	-
Prepaid expenses	(1,509)	(1,413)
Other	(1,772)	(1,939)

Total gross deferred tax liabilities	(215,708)	(146,341)

Net deferred tax asset (liability)	$(123,691)	$(65,185)

No valuation allowance for deferred tax assets was recorded at December 31, 2011 and 2010 as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years. There were no unrecognized tax benefits during any of the reported periods.

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

Note 14 - Other Comprehensive Income

Total comprehensive income is reported in the accompanying statements of changes in shareholders’ equity. Information related to net other comprehensive income is as follows:

	2011	2010	2009

Net income:	$217,535	$208,764	$179,034

Other comprehensive income:
Securities available for sale:
Change in net unrealized gain/loss during the period	208,015	(21,568)	80,397
Reclassification adjustment for (gains) losses included in income	(6,414)	(6)	1,260
Change in the net actuarial gain/loss on defined benefit post-retirement benefit plans	(22,463)	(887)	12,173
Change in accumulated gain/loss on effective cash flow hedging derivatives	(35,315)	22,531	(67,814)

	143,823	70	26,016
Deferred tax expense:
Securities available for sale:
Change in net unrealized gain/loss during the period	72,806	(7,549)	28,139
Reclassification adjustment for (gains) losses included in income	(2,245)	(2)	441
Change in the net actuarial gain/loss on defined benefit post-retirement benefit plans	(7,862)	(310)	4,260
Change in accumulated gain/loss on effective cash flow hedging derivatives	(12,360)	7,886	(23,735)

	50,339	25	9,105

Other comprehensive income, net of tax	93,484	45	16,911

Comprehensive income	$311,019	$208,809	$195,945

The components of accumulated other comprehensive income, net of tax, as of year-end were as follows:

	2011	2010

Net actuarial loss on defined benefit post-retirement benefit plans	$(42,958)	$(28,357)
Net unrealized gain on securities available for sale	227,052	96,012
Accumulated gain on effective cash flow hedging derivatives	63,640	86,595

	$247,734	$154,250

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

As stated above, during November 2009, the Corporation settled portions of two of the interest rate swap contracts having a total notional amount of $400.0 million and concurrently terminated the hedges related to the interest cash flows on a rolling portfolio of $400.0 million of variable rate loans. The terminated hedges had underlying loan pools totaling $300.0 million carrying an interest rate equal to Prime and $100.0 million carrying an interest rate equal to Prime plus a margin of 50 basis points. In November 2010, the Corporation settled the remaining interest rate swap contracts having a total notional amount of $800.0 million and concurrently terminated the hedges related to the interest cash flows on a rolling portfolio of $800.0 million of variable rate loans. The terminated hedges had underlying loan pools totaling $350.0 million carrying an interest rate equal to Prime, $130.0 million carrying an interest rate equal to Prime plus a margin of 50 basis points and $320.0 million carrying an interest rate equal to Prime plus a margin of 100 basis points. The deferred accumulated after-tax gain applicable to the settled interest rate contracts included in accumulated other comprehensive income totaled $68.5 million and $92.8 million at December 31, 2011 and 2010, respectively. The deferred gain will be reclassified into earnings through October 2014 when the formerly hedged transactions impact future earnings.

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

The notional amounts and estimated fair values of interest rate derivative contracts outstanding at December 31, 2011 and 2010 are presented in the following table. The Corporation obtains dealer quotations to value its interest rate derivative contracts designated as hedges of cash flows, while the fair values of other interest rate derivative contracts are estimated utilizing internal valuation models with observable market data inputs.

	December 31, 2011		December 31, 2010

	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

Interest rate derivatives designated as hedges of fair value:
Commercial loan/lease interest rate swaps	$71,181	$(8,376)	$104,088	$(8,350)
Interest rate derivatives designated as hedges of cash flows:
Interest rate swap on junior subordinated deferrable interest debentures	120,000	(7,807)	120,000	(9,895)
Non-hedging interest rate derivatives:
Commercial loan/lease interest rate swaps	613,883	61,137	593,792	44,335
Commercial loan/lease interest rate swaps	613,883	(61,393)	593,792	(44,666)
Commercial loan/lease interest rate caps	20,000	50	20,000	388
Commercial loan/lease interest rate caps	20,000	(50)	20,000	(388)

The weighted-average rates paid and received for interest rate swaps outstanding at December 31, 2011 were as follows:

	Weighted-Average

	Interest Rate Paid	Interest Rate Received

Interest rate swaps:
Fair value hedge commercial loan/lease interest rate swaps	4.40%	0.27%
Cash flow hedge interest rate swaps on junior subordinated deferrable interest debentures	5.47	2.08
Non-hedging interest rate swaps	1.86	4.95
Non-hedging interest rate swaps	4.95	1.86

The weighted-average strike rate for outstanding interest rate caps was 3.10% at December 31, 2011.

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

		December 31, 2011		December 31, 2010

	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

Non-hedging commodity swaps:
Oil	Barrels	459	$1,068	321	$2,502
Oil	Barrels	459	(963)	321	(2,428)
Natural gas	MMBTUs	1,905	3,540	510	195
Natural gas	MMBTUs	1,905	(3,480)	510	(174)

Non-hedging commodity options:
Oil	Barrels	2,920	18,206	1,288	7,706
Oil	Barrels	2,920	(18,206)	1,288	(7,706)
Natural gas	MMBTUs	480	490	3,820	3,774
Natural gas	MMBTUs	480	(490)	3,820	(3,774)

Foreign Currency Derivatives. The Corporation enters into foreign currency forward contracts that are not designated as hedging instruments primarily to accommodate the business needs of its customers. Upon the origination of a foreign currency denominated transaction with a customer, the Corporation simultaneously enters into an offsetting contract with a third party to negate the exposure to fluctuations in foreign currency exchange rates. The Corporation also utilizes foreign currency forward contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in foreign currency exchange rates on certain short-term, non-U.S. dollar denominated loans. The notional amounts and fair values of open foreign currency forward contracts were not significant at December 31, 2011 and 2010.

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

Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	2011	2010	2009

Commercial loan/lease interest rate swaps:
Amount of gain (loss) included in interest income on loans	$(3,640)	$(5,082)	$(5,852)
Amount of (gain) loss included in other non-interest expense	(3)	(110)	(390)

Amounts included in the consolidated statements of income and in other comprehensive income for the period related to interest rate derivatives designated as hedges of cash flows were as follows:

	2011	2010	2009

Interest rate swaps/caps/floors on variable-rate loans:
Amount reclassified from accumulated other comprehensive income to interest income on loans	$37,380	$43,389	$51,377
Amount of gain (loss) recognized in other comprehensive income	-	68,865	(20,177)

Interest rate swaps on junior subordinated deferrable interest debentures:
Amount reclassified from accumulated other comprehensive income to interest expense on junior subordinated deferrable interest debentures	4,386	4,367	3,595
Amount of gain (loss) recognized in other comprehensive income	(2,321)	(7,312)	145

Interest rate swaps on FHLB advances:
Amount reclassified from accumulated other comprehensive income to:
Other non-interest income	-	-	17,722
Interest expense on other long-term borrowings	-	-	2,950
Amount of gain (loss) recognized in other comprehensive income	-	-	14,772

No ineffectiveness related to interest rate derivatives designated as hedges of cash flows was recognized in the consolidated statements of income during the reported periods. The accumulated net after-tax gain related to effective cash flow hedges included in accumulated other comprehensive income totaled $63.6 million at December 31, 2011 and $86.6 million at December 31, 2010. The Corporation currently expects approximately $21.7 million of the net after-tax gain related to effective cash flow hedges included in accumulated other comprehensive income at December 31, 2011 will be reclassified into earnings during 2012. This amount represents management’s best estimate given current expectations about market interest rates and volumes related to loan pools underlying the terminated cash flow hedges. Because actual market interest rates and volumes related to loan pools underlying the terminated cash flow hedges may differ from management’s expectations, there can be no assurance as to the ultimate amount that will be reclassified into earnings during 2012.

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

	2011	2010	2009

Non-hedging interest rate derivatives:
Other non-interest income	$2,270	$2,713	$915
Other non-interest expense	(76)	154	198

Non-hedging commodity derivatives:
Other non-interest income	627	221	375

Non-hedging foreign exchange derivatives:
Other non-interest income	316	2	-

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

The Corporation’s credit exposure relating to interest rate swaps and commodity swaps/options with bank customers was approximately $59.8 million at December 31, 2011. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. The Corporation had no credit exposure, net of collateral pledged, relating to interest rate swaps and commodity swaps/options with upstream financial institution counterparties at December 31, 2011. Collateral levels for upstream financial institution counterparties are monitored and adjusted as necessary.

The aggregate fair value of securities posted as collateral by the Corporation related to derivative contracts totaled $67.4 million at December 31, 2011. At such date, the Corporation also had $6.9 million in cash collateral on deposit with other financial institution counterparties.

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

The Corporation reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices. In general, the Corporation does not purchase investment portfolio securities that are esoteric or that have a complicated structure. The Corporation’s entire portfolio consists of traditional investments, nearly all of which are U.S. Treasury obligations, federal agency bullet or mortgage pass-through securities, or general obligation or revenue based municipal bonds. Pricing for such instruments is fairly generic and is easily obtained. From time to time, the Corporation will validate, on a sample basis, prices supplied by the independent pricing service by comparison to prices obtained from third-party sources or derived using internal models.

Trading Securities. U.S. Treasury securities and exchange-listed common stock are reported at fair value utilizing Level 1 inputs. Other securities classified as trading are reported at fair value utilizing Level 2 inputs in the same manner as described above for securities available for sale.

Derivatives. Derivatives are generally reported at fair value utilizing Level 2 inputs, except for foreign currency contracts, which are reported at fair value utilizing Level 1 inputs. The Corporation obtains dealer quotations to value its prime-rate loan swaps, the swap related to its junior subordinated deferrable interest debentures and commodity swaps/options. The Corporation utilizes internally developed valuation models and/or third-party models with observable market data inputs to validate the valuations provided by the dealers. Though there has never been a significant discrepancy in the valuations, should such a significant discrepancy arise, the Corporation would obtain price verification from a third-party dealer. The Corporation utilizes internal valuation models with observable market data inputs to estimate fair values of customer interest rate swaps, caps and floors. The Corporation also obtains dealer quotations for these derivatives for comparative purposes to assess the reasonableness of the model valuations. In cases where significant credit valuation adjustments are incorporated into the estimation of fair value, reported amounts are considered to have been derived utilizing Level 3 inputs.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

2011
Securities available for sale:
U.S. Treasury	$2,056,732	$-	$-	$2,056,732
U.S. government agencies/corporations	-	250,884	-	250,884
Residential mortgage-backed securities	-	3,289,270	-	3,289,270
States and political subdivisions	-	2,154,813	-	2,154,813
Other	-	38,001	-	38,001

Trading account securities:
U.S. Treasury	13,609	-	-	13,609

Derivative assets:
Interest rate swaps, caps and floors	-	60,498	689	61,187
Commodity and foreign exchange derivatives	7	23,304	-	23,311

Derivative liabilities:
Interest rate swaps, caps and floors	-	77,626	-	77,626
Commodity and foreign exchange derivatives	-	23,139	-	23,139

2010
Securities available for sale:
U.S. Treasury	$987,031	$-	$-	$987,031
Residential mortgage-backed securities	-	2,091,330	-	2,091,330
States and political subdivisions	-	2,040,300	-	2,040,300
Other	-	38,809	-	38,809

Trading account securities:
U.S. Treasury	14,986	-	-	14,986
States and political subdivisions	-	115	-	115

Derivative assets:
Interest rate swaps, caps and floors	-	43,633	1,090	44,723
Commodity and foreign exchange derivatives	-	14,177	-	14,177

Derivative liabilities:
Interest rate swaps, caps and floors	-	63,299	-	63,299
Commodity and foreign exchange derivatives	19	14,082	-	14,101

The following table reconciles the beginning and ending balances of derivative assets measured at fair value on a recurring basis using significant unobservable (Level 3) inputs:

	2011	2010

Balance, beginning of period	$1,090	$945
Transfers into Level 3	457	-
Cash settlements	(1,496)	(462)
Realized gains included in other non-interest income	562	761
Realized gains (losses) included in other non-interest expense	76	(154)

Balance, end of period	$689	$1,090

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets measured at fair value on a non-recurring basis during the reported periods include certain impaired loans reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using

Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. The following table presents impaired loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral during 2011, 2010 and 2009.

	2011		2010		2009

	Level 2	Level 3	Level 2	Level 3	Level 2	Level 3

Carrying value of impaired loans	$4,158	$2,310	$18,020	$5,458	$7,827	$7,357
Specific valuation allowance allocations	(1,361)	(1,528)	(7,311)	(3,722)	(1,600)	(3,743)

Fair value	$2,797	$782	$10,709	$1,736	$6,227	$3,614

Non-Financial Assets and Non-Financial Liabilities: The Corporation has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. Non-financial assets measured at fair value on a non-recurring basis during the reported periods include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in other non-interest expense. The fair value of a foreclosed asset is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs.

The following table presents foreclosed assets that were remeasured and reported at fair value:

	2011	2010	2009

Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$24,682	$22,585	$42,091
Charge-offs recognized in the allowance for loan losses	(3,556)	(3,067)	(5,980)

Fair value	$21,126	$19,518	$36,111

Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$7,667	$8,025	$5,749
Write-downs included in other non-interest expense	(2,792)	(2,302)	(1,557)

Fair value	$4,875	$5,723	$4,192

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

The estimated fair values of financial instruments were as follows:

	December 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	$2,907,592	$2,907,592	$2,820,977	$2,820,977
Securities	8,169,305	8,207,770	5,456,200	5,468,799
Loans, net	7,884,982	7,951,742	7,990,704	8,038,760
Cash surrender value of life insurance policies	133,967	133,967	129,922	129,922
Non-hedging commercial loan/lease interest rate swaps, caps and floors	61,187	61,187	44,723	44,723
Commodity and foreign exchange derivatives	23,311	23,311	14,177	14,177
Accrued interest receivable	78,869	78,869	72,328	72,328

Financial liabilities:
Deposits	16,756,748	16,757,708	14,479,342	14,480,725
Federal funds purchased and repurchase agreements	722,202	722,202	475,673	475,673
Junior subordinated deferrable interest debentures	123,712	123,712	123,712	123,712
Subordinated notes payable and other borrowings	100,026	100,101	250,045	256,172
Interest rate swap on junior subordinated deferrable interest debentures designated as a hedge of cash flows	7,807	7,807	9,895	9,895
Commercial loan/lease interest rate swaps designated as hedges of fair value	8,376	8,376	8,350	8,350
Non-hedging commercial loan/lease interest rate swaps, caps and floors	61,443	61,443	45,054	45,054
Commodity and foreign exchange derivatives	23,139	23,139	14,101	14,101
Accrued interest payable	4,431	4,431	9,991	9,991

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

The Corporation has two primary operating segments, Banking and Frost Wealth Advisors, that are delineated by the products and services that each segment offers. The Banking operating segment includes both commercial and consumer banking services, Frost Securities, Inc. and Frost Insurance Agency. Commercial banking services are provided to corporations and other business clients and include a wide array of lending and cash management products. Consumer banking services include direct lending and depository services. Frost Insurance Agency provides insurance brokerage services to individuals and businesses covering corporate and personal property and casualty products, as well as group health and life insurance products. Frost Securities, Inc. provides advisory and private equity services to middle market companies. The Frost Wealth Advisors operating segment includes fee-based services within private trust, retirement services, and financial management services, including personal wealth management and brokerage services. The third operating segment, Non-Banks, is for the most part the parent holding company, as well as certain other insignificant non-bank subsidiaries of the parent that, for the most part, have little or no activity. The parent company’s principal activities include the direct and indirect ownership of the Corporation’s banking and non-banking subsidiaries and the issuance of debt and equity. Its principal source of revenue is dividends from its subsidiaries.

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

Financial results by operating segment are detailed below. Certain prior period amounts have been reclassified to conform to the current presentation.

	Banking	Frost Wealth Advisors		Non-Banks	Consolidated

2011
Net interest income (expense)	$588,092	$6,323		$(12,639)	$581,776
Provision for loan losses	27,449	(4)		-	27,445
Non-interest income	196,226	91,710		2,066	290,002
Non-interest expense	469,152	84,114		4,832	558,098

Income (loss) before income taxes	287,717	13,923		(15,405)	286,235
Income tax expense (benefit)	71,298	4,873		(7,471)	68,700

Net income (loss)	$216,419	$9,050		$(7,934)	$217,535

Revenues from (expenses to) external customers	$784,318	$98,033		$(10,573)	$871,778

Average assets (in millions)	$18,530	$26	(1)	$13	$18,569

2010
Net interest income (expense)	$570,019	$6,271		$(12,831)	$563,459
Provision for loan losses	43,607	4		-	43,611
Non-interest income	194,111	85,804		2,118	282,033
Non-interest expense	449,430	80,346		5,765	535,541

Income (loss) before income taxes	271,093	11,725		(16,478)	266,340
Income tax expense (benefit)	60,742	4,101		(7,267)	57,576

Net income (loss)	$210,351	$7,624		$(9,211)	$208,764

Revenues from (expenses to) external customers	$764,130	$92,075		$(10,713)	$845,492

Average assets (in millions)	$17,140	$27	(1)	$20	$17,187

2009
Net interest income (expense)	$540,458	$9,303		$(13,082)	$536,679
Provision for loan losses	65,392	-		-	65,392
Non-interest income	208,476	83,715		1,515	293,706
Non-interest expense	447,251	79,722		5,265	532,238

Income (loss) before income taxes	236,291	13,296		(16,832)	232,755
Income tax expense (benefit)	56,887	4,654		(7,820)	53,721

Net income (loss)	$179,404	$8,642		$(9,012)	$179,034

Revenues from (expenses to) external customers	$748,934	$93,018		$(11,567)	$830,385

Average assets (in millions)	$15,653	$32	(1)	$17	$15,702

(1)	Excludes off balance sheet managed and custody assets with a total fair value of $25.2 billion, $24.9 billion and $22.7 billion at December 31, 2011, 2010 and 2009.

Note 18 - Condensed Financial Statements of Parent Company

Condensed financial statements pertaining only to Cullen/Frost Bankers, Inc. are presented below. Investments in subsidiaries are stated using the equity method of accounting.

Condensed Statements of Income
	Year Ended December 31,
	2011	2010	2009

Income:
Dividend income	$130,735	$109,741	$96,781
Interest and other income	101	165	151

Total income	130,836	109,906	96,932
Expenses:
Interest expense	12,653	12,852	13,101
Salaries and employee benefits	1,163	1,141	1,116
Other	4,468	5,138	4,693

Total expenses	18,284	19,131	18,910

Income before income taxes and equity in undistributed earnings of subsidiaries	112,552	90,775	78,022
Income tax benefit	8,295	8,000	8,398
Equity in undistributed earnings of subsidiaries	96,688	109,989	92,614

Net income	$217,535	$208,764	$179,034

Condensed Balance Sheets

	December 31,
	2011	2010

Assets:
Cash	$11,509	$22,404
Resell agreements	177,680	133,860

Total cash and cash equivalents	189,189	156,264
Investment in subsidiaries	2,322,712	2,133,779
Other assets	7,775	10,135

Total assets	$2,519,676	$2,300,178

Liabilities:
Junior subordinated deferrable interest debentures	$123,712	$123,712
Subordinated notes payable	100,000	100,000
Accrued interest payable and other liabilities	12,427	14,786

Total liabilities	236,139	238,498
Shareholders’ Equity	2,283,537	2,061,680

Total liabilities and shareholders’ equity	$2,519,676	$2,300,178

Condensed Statements of Cash Flows

	Year Ended December 31,
	2011	2010	2009

Operating Activities:
Net income	$217,535	$208,764	$179,034
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(96,688)	(109,989)	(92,614)
Stock-based compensation	330	300	330
Excess tax benefits from stock-based compensation	(213)	(614)	(464)
Net change in other assets and other liabilities	2,916	9,891	4,602

Net cash from operating activities	123,880	108,352	90,888
Investing Activities:
Redemption of capital trusts	-	372	-

Net cash from investing activities	-	372	-
Financing Activities:
Redemption of junior subordinated deferrable interest debentures	-	(12,372)	-
Proceeds from stock option exercises	7,438	38,807	16,226
Proceeds from stock-based compensation activities of subsidiaries	15,633	14,625	12,315
Excess tax benefits from stock-based compensation	213	614	464
Purchase of treasury stock	(2,029)	(986)	(800)
Treasury stock sold to the 401(k) stock purchase plan	-	3,539	2,498
Cash dividends paid	(112,210)	(108,027)	(102,130)

Net cash from financing activities	(90,955)	(63,800)	(71,427)

Net change in cash and cash equivalents	32,925	44,924	19,461
Cash and cash equivalents at beginning of year	156,264	111,340	91,879

Cash and cash equivalents at end of year	$189,189	$156,264	$111,340

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

FASB ASC Topic 260, “Earnings Per Share.” On January 1, 2009, the Corporation adopted new accounting guidance that provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. See Note 1- Significant Accounting Policies.

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

FASB ASC Topic 715, “Compensation - Retirement Benefits.” New accounting guidance expanded disclosure requirements related to plan assets of defined benefit pension or other post-retirement benefit plans effective, for the Corporation, beginning with the year-ended December 31, 2009. See Note 11 - Employee Benefit Plans.

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

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” ASC Topic 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of ASC Topic 820 became effective for the Corporation on January 1, 2008 for financial assets and financial liabilities and on January 1, 2009 for non-financial assets and non-financial liabilities. Additional new accounting guidance under ASC Topic 820, which became effective during the first quarter of 2009, expanded certain disclosure requirements and affirmed that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASU 2009-5, “Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value,” which became effective during the fourth quarter of 2009, provided guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. See Note 16 - Fair Value Measurements.

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

ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures About Fair Value Measurements.” ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) company’s should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy became effective for the Corporation on January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Corporation on January 1, 2010. See Note 16 - Fair Value Measurements.

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

ASU No. 2010-20, “Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 became effective for the Corporation’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period became effective for the Corporation’s financial statements on January 1, 2011. Certain disclosures related to troubled debt restructurings were temporarily deferred by ASU 2011-01, “Receivables (Topic 310) - Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” and became effective on July 1, 2011 as required by ASU No. 2011-02, “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” as further discussed below. See Note 3 – Loans.

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

ASU No. 2010-29, “Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations.” ASU 2010-29 provides clarification regarding the acquisition date that should be used for reporting the pro forma financial information disclosures required by Topic 805 when comparative financial statements are presented. ASU 2010-29 also requires entities to provide a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination. ASU 2010-29 is effective for the Corporation prospectively for business combinations occurring after December 31, 2010.

ASU No. 2011-02, “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 became effective for the Corporation on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011. See Note 3 - Loans.

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

ASU 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.” ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 is effective for annual and interim periods beginning after December 15, 2011; however, certain provisions related to the presentation of reclassification adjustments have been deferred by ASU 2011-12 “Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” as further discussed below. ASU 2011-05 is not expected to have a significant impact on the Corporation’s financial statements.

ASU 2011-08, “Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment.” ASU 2011-08 amends Topic 350, “Intangibles - Goodwill and Other,” to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-08 is effective for annual and interim impairment tests beginning after December 15, 2011, and is not expected to have a significant impact on the Corporation’s financial statements.

ASU 2011-11, “Balance Sheet (Topic 210) - “Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and is not expected to have a significant impact on the Corporation’s financial statements.

ASU 2011-12 “Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU 2011-12 is effective for annual and interim periods beginning after December 15, 2011 and is not expected to have a significant impact on the Corporation’s financial statements.

Note 20 - Subsequent Event

On January 1, 2012, the Corporation acquired Stone Partners Inc. (“Stone”), a human resource consulting firm that specializes in compensation, benefits and outsourcing services. Stone was based in Houston with additional offices in Dallas and Austin. Stone was fully integrated into Frost Insurance Agency subsequent to acquisition. The acquisition of Stone did not significantly impact the Corporation’s financial statements.

Cullen/Frost Bankers, Inc.

Consolidated Average Balance Sheets

(Dollars in thousands - tax-equivalent basis)

The following unaudited schedule is presented for additional information and analysis

	Year Ended December 31,
	2011			2010

	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost

Assets:
Interest-bearing deposits	$2,499,047	$6,357	0.25%	$1,973,675	$4,901	0.25%
Federal funds sold and resell agreements	14,509	61	0.42	20,646	74	0.36
Securities:
Taxable	4,026,797	127,072	3.27	3,286,489	121,402	3.84
Tax-exempt	2,185,707	146,338	6.97	1,927,388	129,027	7.04

Total securities	6,212,504	273,410	4.57	5,213,877	250,429	5.02
Loans, net of unearned discount	8,042,968	403,479	5.02	8,125,150	414,795	5.11

Total earning assets and average rate earned	16,769,028	683,307	4.13	15,333,348	670,199	4.44
Cash and due from banks	593,224			549,256
Allowance for loan losses	(122,641)			(126,742)
Premises and equipment, net	317,771			320,030
Accrued interest receivable and other assets	1,011,585			1,110,680

Total assets	$18,568,967			$17,186,572

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$5,093,948			$4,546,054
Correspondent banks	324,954			310,599
Public funds	320,080			167,127

Total non-interest-bearing demand deposits	5,738,982			5,023,780
Interest-bearing deposits:
Private accounts:
Savings and interest checking	2,541,677	2,115	0.08	2,277,982	3,066	0.13
Money market deposit accounts	5,407,207	14,331	0.27	5,066,747	17,792	0.35
Time accounts	1,127,731	5,015	0.44	1,251,088	8,184	0.65
Public funds	407,018	718	0.18	428,022	931	0.22

Total interest-bearing deposits	9,483,633	22,179	0.23	9,023,839	29,973	0.33

Total deposits	15,222,615			14,047,619
Federal funds purchased and repurchase agreements	596,159	312	0.05	472,492	437	0.09
Junior subordinated deferrable interest debentures	123,712	6,783	5.48	130,051	6,982	5.37
Subordinated notes payable and other notes	187,123	11,965	6.39	250,000	16,318	6.53
Federal Home Loan Bank advances	35	2	6.00	2,600	170	6.54

Total interest-bearing liabilities and average rate paid	10,390,662	41,241	0.40	9,878,982	53,880	0.55

Accrued interest payable and other liabilities	267,227			256,111

Total liabilities	16,396,871			15,158,873
Shareholders’ equity	2,172,096			2,027,699

Total liabilities and shareholders’ equity	$18,568,967			$17,186,572

Net interest income		$642,066			$616,319

Net interest spread			3.73%			3.89%

Net interest income to total average earning assets			3.88%			4.08%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale, while yields are based on average amortized cost.

Year Ended December 31,
2009			2008			2007			2006

Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost

$ 829,178	$2,161	0.26%	$85,380	$429	0.50%	$7,454	$396	5.31%	$4,000	$251	6.28%
59,236	207	0.35	141,724	3,498	2.47	579,964	29,895	5.15	718,950	36,550	5.08

2,813,801	125,084	4.58	2,771,797	143,360	5.17	2,876,235	148,467	5.08	2,680,706	133,184	4.85
1,449,141	99,546	7.15	555,096	36,724	6.61	412,083	26,520	6.41	275,419	17,685	6.46

4,262,942	224,630	5.45	3,326,893	180,084	5.41	3,288,318	174,987	5.24	2,956,125	150,869	5.00
8,652,563	437,075	5.05	8,314,265	511,968	6.16	7,464,140	579,027	7.76	6,523,906	506,264	7.76

13,803,919	664,073	4.86	11,868,262	695,979	5.86	11,339,876	784,305	6.89	10,202,981	693,934	6.76
585,825			660,369			626,253			615,609
(120,160)			(96,755)			(95,226)			(85,038)
297,958			237,517			219,873			200,008
1,134,418			1,015,138			950,906			647,693

$15,701,960			$13,684,531			$13,041,682			$11,581,253

$ 3,793,195			$3,246,169			$3,224,741			$3,005,811
360,238			311,034			248,591			277,332
105,051			57,544			50,800			51,137

4,258,484			3,614,747			3,524,132			3,334,280

2,024,867	3,015	0.15	1,694,688	3,299	0.19	1,401,437	6,555	0.47	1,283,830	4,579	0.36
4,152,225	24,709	0.60	3,492,935	51,507	1.47	3,494,704	107,486	3.08	3,022,866	92,075	3.05
1,609,678	26,759	1.66	1,359,989	43,706	3.21	1,382,707	60,264	4.36	1,122,979	42,806	3.81
374,373	1,532	0.41	368,760	6,359	1.72	409,661	15,932	3.89	420,441	15,630	3.72

8,161,143	56,015	0.69	6,916,372	104,871	1.52	6,688,509	190,237	2.84	5,850,116	155,090	2.65

12,419,627			10,531,119			10,212,641			9,184,396
610,945	1,052	0.17	1,008,019	12,954	1.29	867,152	31,951	3.68	764,173	31,167	4.08
136,084	7,231	5.31	136,135	6,972	5.12	153,582	11,283	7.35	230,178	17,402	7.56
250,000	16,318	6.53	250,000	16,318	6.53	237,671	15,591	6.56	150,000	9,991	6.66
190,077	5,741	3.02	8,628	511	5.92	22,447	1,048	4.67	25,574	1,146	4.48

9,348,249	86,357	0.92	8,319,154	141,626	1.70	7,969,361	250,110	3.14	7,020,041	214,796	3.06

264,094			170,319			153,167			153,333

13,870,827			12,104,220			11,646,660			10,507,654
1,831,133			1,580,311			1,395,022			1,073,599

$15,701,960			$13,684,531			$13,041,682			$11,581,253

	$577,716			$554,353			$534,195			$479,138

		3.94%			4.16%			3.75%			3.70%

		4.23%			4.67%			4.69%			4.67%

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of December 31, 2011, management assessed the effectiveness of the Corporation’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on the assessment, management determined that the Corporation maintained effective internal control over financial reporting as of December 31, 2011, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Corporation included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2011. The report, which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2011, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm

Report of Ernst & Young LLP

Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Cullen/Frost Bankers, Inc.

We have audited Cullen/Frost Bankers, Inc.’s (the “Corporation”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cullen/Frost Bankers, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Cullen/Frost Bankers, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balances sheets as of December 31, 2011 and 2010 and the related consolidated statements of income, changes in shareholders’ equity, and the cash flows for each of the three years in the period ended December 31, 2011 of Cullen/Frost Bankers, Inc. and our report dated February 3, 2012 expressed an unqualified opinion thereon.

San Antonio, Texas

February 3, 2012

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information regarding executive officers is included under the section captioned “Executive Officers of the Registrant” in Part I, Item 1, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its 2012 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Corporation’s fiscal year-end.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its 2012 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Corporation’s fiscal year-end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information regarding securities authorized for issuance under the Corporation’s equity compensation plans is included under the section captioned “Stock-Based Compensation Plans” in Part II, Item 5, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its 2012 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Corporation’s fiscal year-end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its 2012 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Corporation’s fiscal year-end.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its 2012 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Corporation’s fiscal year-end.

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

Date: February 3, 2012	CULLEN/FROST BANKERS, INC.
(Registrant)

	By:	/s/ PHILLIP D. GREEN
Phillip D. Green Group Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD W. EVANS, JR.* Richard W. Evans, Jr.	Chairman of the Board, Director and Chief Executive Officer (Principal Executive Officer)	February 3, 2012

/s/ PHILLIP D. GREEN Phillip D. Green	Group Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 3, 2012

/s/ R. DENNY ALEXANDER* R. Denny Alexander	Director	February 3, 2012

/s/ CARLOS ALVAREZ* Carlos Alvarez	Director	February 3, 2012

/s/ ROYCE S. CALDWELL* Royce S. Caldwell	Director	February 3, 2012

/s/ CRAWFORD H. EDWARDS* Crawford H. Edwards	Director	February 3, 2012

/s/ RUBEN M. ESCOBEDO* Ruben M. Escobedo	Director	February 3, 2012

/s/ PATRICK B. FROST* Patrick B. Frost	Director and President of The Frost National Bank	February 3, 2012

/s/ DAVID J. HAEMISEGGER* David J. Haemisegger	Director	February 3, 2012

/s/ KAREN E. JENNINGS* Karen E. Jennings	Director	February 3, 2012

Signature	Title	Date

/s/ RICHARD M. KLEBERG, III* Richard M. Kleberg, III	Director	February 3, 2012

/s/ CHARLES W. MATTHEWS* Charles W. Matthews	Director	February 3, 2012

/s/ IDA CLEMENT STEEN* Ida Clement Steen	Director	February 3, 2012

/s/ HORACE WILKINS, JR.* Horace Wilkins, Jr.	Director	February 3, 2012

*By: /s/ PHILLIP D. GREEN Phillip D. Green As attorney-in-fact for the persons indicated	Group Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 3, 2012