Form 10-Q
period 2012-03-31
CULLEN/FROST BANKERS, INC.
filed 2012-04-25
CIK 39263

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2012

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

As of April 19, 2012, there were 61,372,763 shares of the registrant’s Common Stock, $.01 par value, outstanding.

Cullen/Frost Bankers, Inc.

Quarterly Report on Form 10-Q

March 31, 2012

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Cullen/Frost Bankers, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	March 31, 2012	December 31, 2011	March 31, 2011
Assets:
Cash and due from banks	$623,204	$574,039	$587,655
Interest-bearing deposits	1,497,478	2,314,251	2,101,014
Federal funds sold and resell agreements	8,052	19,302	10,002

Total cash and cash equivalents	2,128,734	2,907,592	2,698,671
Securities held to maturity, at amortized cost	365,603	365,996	341,034
Securities available for sale, at estimated fair value	8,568,215	7,789,700	5,662,211
Trading account securities	16,846	13,609	20,746
Loans, net of unearned discounts	8,126,713	7,995,129	8,025,080
Less: Allowance for loan losses	(107,181)	(110,147)	(124,321)

Net loans	8,019,532	7,884,982	7,900,759
Premises and equipment, net	321,681	319,042	313,233
Goodwill	535,560	528,072	527,684
Other intangible assets, net	11,033	10,604	13,215
Cash surrender value of life insurance policies	135,035	133,967	130,910
Accrued interest receivable and other assets	314,942	363,681	333,181

Total assets	$20,417,181	$20,317,245	$17,941,644

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$6,784,112	$6,672,555	$5,413,002
Interest-bearing deposits	10,124,909	10,084,193	9,296,557

Total deposits	16,909,021	16,756,748	14,709,559
Federal funds purchased and repurchase agreements	637,098	722,202	553,571
Junior subordinated deferrable interest debentures	123,712	123,712	123,712
Other long-term borrowings	100,022	100,026	250,040
Accrued interest payable and other liabilities	326,615	331,020	207,411

Total liabilities	18,096,468	18,033,708	15,844,293
Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; none issued	—	—	—
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 61,372,763, shares issued at March 31, 2012, 61,271,603 shares issued at December 31, 2011 and 61,244,157 shares issued at March 31, 2011	614	613	613
Additional paid-in capital	688,150	680,803	668,237
Retained earnings	1,387,553	1,354,759	1,273,826
Accumulated other comprehensive income, net of tax	244,396	247,734	154,818
Treasury stock, 7,640 shares at December 31, 2011 and 2,464 shares at March 31, 2011, at cost	—	(372)	(143)

Total shareholders’ equity	2,320,713	2,283,537	2,097,351

Total liabilities and shareholders’ equity	$20,417,181	$20,317,245	$17,941,644

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Interest income:
Loans, including fees	$97,351	$98,488
Securities:
Taxable	36,066	31,185
Tax-exempt	22,503	22,733
Interest-bearing deposits	930	1,171
Federal funds sold and resell agreements	15	16

Total interest income	156,865	153,593

Interest expense:
Deposits	4,572	5,951
Federal funds purchased and repurchase agreements	34	131
Junior subordinated deferrable interest debentures	1,674	1,672
Other long-term borrowings	878	4,080

Total interest expense	7,158	11,834

Net interest income	149,707	141,759
Provision for loan losses	1,100	9,450

Net interest income after provision for loan losses	148,607	132,309

Non-interest income:
Trust and investment management fees	20,652	19,471
Service charges on deposit accounts	20,794	21,250
Insurance commissions and fees	12,377	10,494
Interchange and debit card transaction fees	4,117	8,045
Other charges, commissions and fees	7,350	7,228
Net gain (loss) on securities transactions	(491)	5
Other	7,180	5,840

Total non-interest income	71,979	72,333
Non-interest expense:
Salaries and wages	63,702	62,430
Employee benefits	16,701	15,311
Net occupancy	11,797	11,652
Furniture and equipment	13,420	12,281
Deposit insurance	2,497	4,760
Intangible amortization	1,011	1,120
Other	32,912	32,507

Total non-interest expense	142,040	140,061

Income before income taxes	78,546	64,581
Income taxes	17,513	12,653

Net income	$61,033	$51,928

Earnings per common share:
Basic	$0.99	$0.85
Diluted	0.99	0.85

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Three Months Ended March 31,
	2012	2011
Net income	$61,033	$51,928

Other comprehensive income (loss), before tax:
Securities available for sale:
Change in net unrealized gain/loss during the period	1,882	8,290
Reclassification adjustment for net (gains) losses included in net income	491	(5)

Total securities available for sale	2,373	8,285
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	1,229	783
Derivatives:
Change in the accumulated gain/loss on effective cash flow hedge derivatives	(427)	65
Reclassification adjustments for (gains) losses included in net income:
Interest rate swaps on variable-rate loans	(9,345)	(9,345)
Interest rate swap on junior subordinated deferrable interest debentures	1,033	1,086

Total derivatives	(8,739)	(8,194)

Other comprehensive income (loss), before tax	(5,137)	874
Deferred tax expense (benefit) related to other comprehensive income	(1,799)	306

Other comprehensive income (loss), net of tax	(3,338)	568

Comprehensive income	$57,695	$52,496

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Total shareholders’ equity at beginning of period	$2,283,537	$2,061,680

Net income	61,033	51,928
Other comprehensive income (loss)	(3,338)	568
Stock option exercises (108,800 shares in 2012 and 114,293 shares in 2011)	5,542	5,769
Stock compensation expense recognized in earnings	2,555	3,737
Tax benefits (deficiencies) related to stock compensation	(377)	89
Purchase of treasury stock (3,464 shares in 2011)	—	(201)
Common stock issued/sold to the 401(k) stock purchase plan (22,680 shares in 2011)	—	1,360
Cash dividends ($0.46 per share in 2012 and $0.45 per share in 2011)	(28,239)	(27,579)

Total shareholders’ equity at end of period	$2,320,713	$2,097,351

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Three Months Ended March 31,
	2012	2011
Operating Activities:
Net income	$61,033	$51,928
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	1,100	9,450
Deferred tax expense (benefit)	(2,539)	(139)
Accretion of loan discounts	(2,962)	(2,366)
Securities premium amortization (discount accretion), net	4,539	2,368
Net (gain) loss on securities transactions	491	(5)
Depreciation and amortization	9,497	9,191
Net loss on sale/write-down of assets/foreclosed assets	477	1,597
Stock-based compensation	2,555	3,737
Net tax benefit (deficiency) from stock-based compensation	(418)	(65)
Excess tax benefits from stock-based compensation	(41)	(154)
Earnings on life insurance policies	(1,068)	(988)
Net change in:
Trading account securities	(3,237)	(5,645)
Accrued interest receivable and other assets	41,769	27,621
Accrued interest payable and other liabilities	(9,286)	(25,293)

Net cash from operating activities	101,910	71,237

Investing Activities:
Securities held to maturity:
Purchases	—	(57,547)
Maturities, calls and principal repayments	315	156
Securities available for sale:
Purchases	(10,984,308)	(6,195,353)
Sales	9,985,078	5,547,541
Maturities, calls and principal repayments	218,136	148,979
Net change in loans	(133,759)	75,427
Net cash paid in acquisitions	(7,199)	—
Proceeds from sales of premises and equipment	214	988
Purchases of premises and equipment	(8,276)	(3,586)
Proceeds from sales of repossessed properties	4,522	3,599

Net cash from investing activities	(925,277)	(479,796)

Financing Activities:
Net change in deposits	152,273	230,217
Net change in short-term borrowings	(85,104)	77,898
Principal payments on long-term borrowings	(4)	(5)
Proceeds from stock option exercises	5,542	5,769
Excess tax benefits from stock-based compensation	41	154
Purchase of treasury stock	—	(201)
Cash dividends paid	(28,239)	(27,579)

Net cash from financing activities	44,509	286,253

Net change in cash and cash equivalents	(778,858)	(122,306)
Cash and equivalents at beginning of period	2,907,592	2,820,977

Cash and equivalents at end of period	$2,128,734	$2,698,671

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

The consolidated financial statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Corporation’s financial position and results of operations. All such adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (SEC). Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Corporation’s consolidated financial statements, and notes thereto, for the year ended December 31, 2011, included in the Corporation’s Annual Report on Form 10-K filed with the SEC on February 3, 2012 (the “2011 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

Cash Flow Reporting. Additional cash flow information was as follows:

	Three Months Ended March 31,
	2012	2011
Cash paid for interest	$9,377	$16,634
Cash paid for income tax	—	—

Significant non-cash transactions:
Loans foreclosed and transferred to other real estate owned and foreclosed assets	1,071	7,434
Common stock/treasury stock issued to the Corporation’s 401(k) stock purchase plan	—	1,360

Reclassifications. Certain items in prior financial statements have been reclassified to conform to the current presentation. Mutual fund investment management fees previously reported as a component of other charges, commissions and fees are now included with trust fees and reported as trust and investment management fees in the consolidated statements of income. Additionally, interchange and debit card transaction fees (including automated teller machine fees) previously reported as components of service charges on deposit accounts; other charges, commissions and fees; or other non-interest income are now reported as interchange and debit card transaction fees in the consolidated statements of income.

Note 2 - Securities

A summary of the amortized cost and estimated fair value of securities, excluding trading securities, is presented below.

	March 31, 2012				December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity
U. S. Treasury	$247,893	$29,275	$—	$277,168	$247,797	$31,715	$—	$279,512
Residential mortgage-backed securities	11,547	178	—	11,725	11,874	153	—	12,027
States and political subdivisions	105,163	7,773	—	112,936	105,325	6,597	—	111,922
Other	1,000	—	—	1,000	1,000	—	—	1,000

Total	$365,603	$37,226	$—	$402,829	$365,996	$38,465	$—	$404,461

Available for Sale:
U. S. Treasury	$3,018,660	$29,607	$219	$3,048,048	$2,020,621	$36,111	$—	$2,056,732
U.S. government agencies/corporations	250,000	782	—	250,782	250,000	884	—	250,884
Residential mortgage-backed securities	2,967,744	156,222	1	3,123,965	3,135,064	154,386	180	3,289,270
States and political subdivisions	1,942,118	165,320	27	2,107,411	1,996,703	158,133	23	2,154,813
Other	38,009	—	—	38,009	38,001	—	—	38,001

Total	$8,216,531	$351,931	$247	$8,568,215	$7,440,389	$349,514	$203	$7,789,700

All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the above table. The carrying value of securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $2.2 billion at March 31, 2012 and $2.4 billion and December 31, 2011.

As of March 31, 2012, securities, with unrealized losses segregated by length of impairment, were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available for Sale
U.S. Treasury	$250,332	$219	$—	$—	$250,332	$219
Residential mortgage-backed securities	16	—	49	1	65	1
States and political subdivisions	2,225	27	—	—	2,225	27

Total	$252,573	$246	$49	$1	$252,622	$247

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

Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time the Corporation will receive full value for the securities. Furthermore, as of March 31, 2012, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Corporation will not have to sell any such securities before a recovery of cost. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2012, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Corporation’s consolidated income statement.

The amortized cost and estimated fair value of securities, excluding trading securities, at March 31, 2012 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities and equity securities are shown separately since they are not due at a single maturity date.

	$0,000,000	$0,000,000	$0,000,000	$0,000,000
	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,000	$1,000	$14,850	$15,125
Due after one year through five years	247,893	277,168	3,360,602	3,396,548
Due after five years through ten years	3,320	3,623	208,835	224,491
Due after ten years	101,843	109,313	1,626,491	1,770,077
Residential mortgage-backed securities	11,547	11,725	2,967,744	3,123,965
Equity securities	—	—	38,009	38,009

Total	$365,603	$402,829	$8,216,531	$8,568,215

Sales of securities available for sale were as follows:

	$0,000,000	$0,000,000
	Three Months Ended March 31,
	2012	2011
Proceeds from sales	$9,985,078	$5,547,541
Gross realized gains	2,137	9
Gross realized losses	(2,628)	(4)
Tax (expense) benefit of securities gains/losses	172	(2)

Trading account securities, at estimated fair value, were as follows:

	$0,000,000	$0,000,000
	March 31,	December 31,
	2012	2011
U.S. Treasury	$13,409	$13,609
States and political subdivisions	3,437	—

Total	$16,846	$13,609

Net gains and losses on trading account securities were as follows:

	$0,000,000	$0,000,000
	Three Months Ended March 31,
	2012	2011
Net gain on sales transactions	$323	$308
Net mark-to-market gains (losses)	(60)	—

Net gain on trading account securities	$263	$308

Note 3 - Loans

Loans were as follows:

	March 31,	Percentage	December 31,	Percentage	March 31,	Percentage
	2012	of Total	2011	of Total	2011	of Total
Commercial and industrial:
Commercial	$3,709,450	45.7%	$3,553,989	44.5%	$3,393,769	42.3%
Leases	193,162	2.4	193,412	2.4	194,692	2.4
Asset-based	140,240	1.7	169,466	2.1	134,783	1.7

Total commercial and industrial	4,042,852	49.8	3,916,867	49.0	3,723,244	46.4
Commercial real estate:
Commercial mortgages	2,357,206	29.0	2,383,479	29.8	2,410,760	30.0
Construction	493,600	6.1	434,870	5.5	574,637	7.2
Land	184,078	2.2	202,478	2.5	227,297	2.8

Total commercial real estate	3,034,884	37.3	3,020,827	37.8	3,212,694	40.0
Consumer real estate:
Home equity loans	288,961	3.6	282,244	3.5	274,952	3.4
Home equity lines of credit	190,371	2.4	191,960	2.4	187,573	2.3
1-4 family residential mortgages	43,284	0.5	45,943	0.6	53,587	0.7
Construction	18,910	0.2	17,544	0.2	23,504	0.3
Other	219,760	2.7	225,118	2.8	244,752	3.1

Total consumer real estate	761,286	9.4	762,809	9.5	784,368	9.8

Total real estate	3,796,170	46.7	3,783,636	47.3	3,997,062	49.8
Consumer and other:
Consumer installment	296,057	3.6	301,518	3.8	307,812	3.9
Other	8,415	0.1	11,018	0.1	17,310	0.2

Total consumer and other	304,472	3.7	312,536	3.9	325,122	4.1
Unearned discounts	(16,781)	(0.2)	(17,910)	(0.2)	(20,348)	(0.3)

Total loans	$8,126,713	100.0%	$7,995,129	100.0%	$8,025,080	100.0%

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Corporation’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Corporation’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Corporation avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Corporation also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At March 31, 2012, approximately 58% of the outstanding principal balance of the Corporation’s commercial real estate loans were secured by owner-occupied properties.

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

Concentrations of Credit. Most of the Corporation’s lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio, as well as other markets. The majority of the Corporation’s loan portfolio consists of commercial and industrial and commercial real estate loans. Other than energy loans, as of March 31, 2012 there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Foreign Loans. The Corporation has U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at March 31, 2012 or December 31, 2011.

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

Non-accrual loans, segregated by class of loans, were as follows:

	March 31,	December 31,	March 31,
	2012	2011	2011
Commercial and industrial:
Energy	$—	$—	$—
Other commercial	49,588	43,874	58,681
Commercial real estate:
Buildings, land and other	41,892	43,820	53,920
Construction	1,285	1,329	6,888
Consumer real estate	4,322	4,587	3,741
Consumer and other	783	728	581

Total	$97,870	$94,338	$123,811

Had non-accrual loans performed in accordance with their original contract terms, the Corporation would have recognized additional interest income, net of tax, of approximately $642 thousand for the three months ended March 31, 2012, compared to $1.3 million for the same period in 2011.

An age analysis of past due loans (including both accruing and non-accruing loans), segregated by class of loans, as of March 31, 2012 was as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and industrial:
Energy	$—	$—	$—	$994,979	$994,979	$—
Other commercial	13,297	21,651	34,948	3,012,925	3,047,873	6,805
Commercial real estate:
Buildings, land and other	23,678	24,308	47,986	2,493,298	2,541,284	9,473
Construction	1,247	1,791	3,038	490,562	493,600	1,743
Consumer real estate	5,565	4,504	10,069	751,217	761,286	2,408
Consumer and other	3,547	288	3,835	300,637	304,472	189
Unearned discounts	—	—	—	(16,781)	(16,781)	—

Total	$47,334	$52,542	$99,876	$8,026,837	$8,126,713	$20,618

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

	Unpaid	Recorded	Recorded			Average Recorded
	Contractual	Investment	Investment	Total		Investment
	Principal	With No	With	Recorded	Related	Quarter	Year
	Balance	Allowance	Allowance	Investment	Allowance	To Date	To Date
March 31, 2012
Commercial and industrial:
Energy	$—	$—	$—	$—	$—	$—	$—
Other commercial	55,632	28,932	15,804	44,736	5,356	42,034	42,034
Commercial real estate:
Buildings, land and other	47,077	36,821	2,243	39,064	1,113	39,996	39,996
Construction	1,551	1,237	—	1,237	—	1,259	1,259
Consumer real estate	2,623	1,826	751	2,577	95	2,524	2,524
Consumer and other	547	535	—	535	—	544	544

Total	$107,430	$69,351	$18,798	$88,149	$6,564	$86,357	$86,357

December 31, 2011
Commercial and industrial:
Energy	$—	$—	$—	$—	$—	$—	$—
Other commercial	57,723	34,712	4,619	39,331	2,696	46,151	53,830
Commercial real estate:
Buildings, land and other	51,163	38,686	2,243	40,929	1,113	41,522	48,635
Construction	1,568	1,281	—	1,281	—	1,527	4,339
Consumer real estate	2,499	1,719	751	2,470	95	2,484	1,845
Consumer and other	562	554	—	554	—	561	265

Total	$113,515	$76,952	$7,613	$84,565	$3,904	$92,245	$108,914

March 31, 2011
Commercial and industrial:
Energy	$—	$—	$—	$—	$—	$—	$—
Other commercial	70,411	27,742	25,245	52,987	13,066	54,215	54,215
Commercial real estate:
Buildings, land and other	62,993	42,021	9,515	51,536	3,626	56,671	56,671
Construction	7,124	6,587	—	6,587	—	7,944	7,944
Consumer real estate	1,786	1,786	—	1,786	—	1,152	1,152
Consumer and other	102	101	—	101	—	51	51

Total	$142,416	$78,237	$34,760	$112,997	$16,692	$120,033	$120,033

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

There were no troubled debt restructurings during the three months ended March 31, 2012. During the three months ended March 31, 2011, the Corporation had troubled debt restructurings of commercial real estate loans with an aggregate restructuring date balance of $4.2 million. All of the loans identified as troubled debt restructurings by the Corporation during the three months ended March 31, 2011 were previously on non-accrual status and reported as impaired loans prior to restructuring. The modifications primarily related to extending the amortization periods of the loans. The Corporation did not grant interest-rate concessions on any restructured loan. All loans restructured during the reported periods were on non-accrual status as of the end of those periods. Because the loans were classified and on non-accrual status both before and after restructuring, the modifications did not impact the Corporation’s determination of the allowance for loan losses. During the three months ended March 31, 2012, defaults on loans restructured during 2011 were not significant and such defaults did not significantly impact the Corporation’s determination of the allowance for loan losses.

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

•

Grade 10 – This grade is for “Other Assets Especially Mentioned” in accordance with regulatory guidelines. This grade is intended to be temporary and includes loans to borrowers whose credit quality has clearly deteriorated and are at risk of further decline unless active measures are taken to correct the situation.

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

	March 31, 2012		December 31, 2011		March 31, 2011
	Weighted		Weighted		Weighted
	Average		Average		Average
	Risk Grade	Loans	Risk Grade	Loans	Risk Grade	Loans
Commercial and industrial:
Energy
Risk grades 1-8	5.37	$992,463	5.21	$868,561	5.35	$760,093
Risk grade 9	9.00	2,516	9.00	2,025	9.00	1,477
Risk grade 10	10.00	—	10.00	—	10.00	—
Risk grade 11	11.00	—	11.00	—	11.00	—
Risk grade 12	12.00	—	12.00	—	12.00	—
Risk grade 13	13.00	—	13.00	—	13.00	—

Total energy	5.38	$994,979	5.22	$870,586	5.36	$761,570

Other commercial
Risk grades 1-8	6.20	$2,803,976	6.20	$2,802,037	6.22	$2,590,198
Risk grade 9	9.00	65,376	9.00	55,105	9.00	101,576
Risk grade 10	10.00	35,504	10.00	49,982	10.00	98,865
Risk grade 11	11.00	93,415	11.00	96,046	11.00	111,514
Risk grade 12	12.00	44,520	12.00	39,826	12.00	35,636
Risk grade 13	13.00	5,082	13.00	3,285	13.00	23,885

Total other commercial	6.55	$3,047,873	6.55	$3,046,281	6.75	$2,961,674

Commercial real estate:
Buildings, land and other
Risk grades 1-8	6.67	$2,233,155	6.69	$2,266,576	6.71	$2,253,835
Risk grade 9	9.00	104,727	9.00	103,894	9.00	138,117
Risk grade 10	10.00	33,641	10.00	45,278	10.00	79,306
Risk grade 11	11.00	127,869	11.00	126,594	11.00	101,357
Risk grade 12	12.00	40,486	12.00	41,747	12.00	58,064
Risk grade 13	13.00	1,406	13.00	1,868	13.00	7,378

Total commercial real estate	7.12	$2,541,284	7.14	$2,585,957	7.23	$2,638,057

Construction
Risk grades 1-8	6.97	$454,674	6.95	$378,530	7.15	$497,355
Risk grade 9	9.00	16,062	9.00	30,376	9.00	28,173
Risk grade 10	10.00	15,442	10.00	16,186	10.00	30,128
Risk grade 11	11.00	6,137	11.00	8,449	11.00	12,170
Risk grade 12	12.00	1,285	12.00	1,329	12.00	6,587
Risk grade 13	13.00	—	13.00	—	13.00	—
Risk grade 14	14.00	—	14.00	—	14.00	224

Total construction	7.19	$493,600	7.30	$434,870	7.53	$574,637

The Corporation has established maximum loan to value standards to be applied during the origination process of commercial and consumer real estate loans. The Corporation does not subsequently monitor loan-to-value ratios (either individually or on a weighted-average basis) for loans that are subsequently considered to be of a pass grade (grades 9 or better) and/or current with respect to principal and interest payments. As stated above, when an individual commercial real estate loan has a calculated risk grade of 10 or higher, a special assets officer analyzes the loan to determine whether the loan is impaired. At that time, the Corporation reassesses the loan to value position in the loan. If the loan is determined to be collateral dependent, specific allocations of the allowance for loan losses are made for the amount of any collateral deficiency. If a collateral deficiency is ultimately deemed to be uncollectible, the amount is charged-off. These loans and related assessments of collateral position are monitored on an individual, case-by-case basis. The Corporation does not monitor loan-to-value ratios on a weighted-average basis for commercial real estate loans having a calculated risk grade of 10 or higher. Nonetheless, there were five commercial real estate loans having a calculated risk grade of 10 or higher in excess of $5 million as of March 31, 2012. Four of the loans totaled $42.1million and had a weighted-average loan-to-value ratio of 73.3%. The fifth loan, totaling $6.0 million, is structured as a borrowing base facility secured by numerous rotating lots and single family residences that generally have a loan-to-value of 80% or less. When an individual consumer real estate loan becomes past due by more than 10 days, the assigned relationship manager will begin collection efforts. The Corporation only reassesses the loan to value position in a consumer real estate loan if, during the course of the collections process, it is determined that the loan has become collateral dependent, and any collateral deficiency is recognized as a charge-off to the allowance for loan losses. Accordingly, the Corporation does not monitor loan-to-value ratios on a weighted-average basis for collateral dependent consumer real estate loans.

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

Net (charge-offs)/recoveries, segregated by class of loans, were as follows:

	Three Months Ended March 31,
	2012	2011
Commercial and industrial:
Energy	$4	$—
Other commercial	(1,675)	(6,830)
Commercial real estate:
Buildings, land and other	(2,360)	(3,165)
Construction	10	(156)
Consumer real estate	234	(530)
Consumer and other	(279)	(764)

Total	$(4,066)	$(11,445)

In assessing the general economic conditions in the State of Texas, management monitors and tracks the Texas Leading Index (“TLI”), which is produced by the Federal Reserve Bank of Dallas. The TLI is a single summary statistic that is designed to signal the likelihood of the Texas economy’s transition from expansion to recession and vice versa. Management believes this index provides a reliable indication of the direction of overall credit quality. The TLI is a composite of the following eight leading indicators: (i) Texas Value of the Dollar, (ii) U.S. Leading Index, (iii) real oil prices (iv) well permits, (v) initial claims for unemployment insurance, (vi) Texas Stock Index, (vii) Help-Wanted Index and (viii) average weekly hours worked in manufacturing. The TLI totaled 122.8 at February 28, 2012 (most recent date available), 120.4 at December 31, 2011 and 122.0 at March 31, 2011. A higher TLI value implies more favorable economic conditions.

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

The environmental adjustment factor is based upon a more qualitative analysis of risk and is calculated through a survey of senior officers who are involved in credit making decisions at a corporate-wide and/or regional level. On a quarterly basis, survey participants rate the degree of various risks utilizing a numeric scale that translates to varying grades of high, moderate or low levels of risk. The results are then input into a risk-weighting matrix to determine an appropriate environmental risk adjustment factor. The various risks that may be considered in the determination of the environmental adjustment factor include, among other things, (i) the experience, ability and effectiveness of the bank’s lending management and staff; (ii) the effectiveness of the Corporation’s loan policies, procedures and internal controls; (iii) changes in asset quality; (iv) the impact of legislative and governmental influences affecting industry sectors; (v) the effectiveness of the internal loan review function; (vi) the impact of competition on loan structuring and pricing; and (vii) the impact of rising interest rates on portfolio risk. In periods where the surveyed risks are perceived to be higher, the risk-weighting matrix will generally result in a higher environmental adjustment factor, which, in turn will result in higher levels of general valuation allowance allocations. The opposite holds true in periods where the surveyed risks are perceived to be lower. The environmental adjustment factor resulted in additional general valuation allowance allocations to the various loan portfolio segments totaling $10.8 million at March 31, 2012, $12.8 million at December 31, 2011 and $12.7 million at March 31, 2011.

During the fourth quarter of 2011, the Corporation refined its methodology for the determination of reserves allocated to specific loan portfolio segments to provide reserves for loans to borrowers in distressed industries. To determine the amount of the allocation for each loan portfolio segment, management calculates the weighted-average risk grade for all loans to borrowers in distressed industries by loan portfolio segment. A multiple is then applied to the amount by which the weighted-average risk grade for loans to borrowers in distressed industries exceeds the weighted-average risk grade for all pass-grade loans within the loan portfolio segment to derive an allocation factor for loans to borrowers in distressed industries. The amount of the allocation for each loan portfolio segment is the product of this allocation factor and the outstanding balance of pass-grade loans within the identified distressed industries that have a risk grade of 6 or higher. Reserves allocated for distressed industries totaled $5.7 million ($4.7 million related to commercial and industrial loans and $972 thousand related to commercial real estate loans) at March 31, 2012 and $5.0 million ($4.1 million related to commercial and industrial loans and $922 thousand related to commercial real estate loans) at December 31, 2011. This change in the Corporation’s methodology for the determination of reserves allocated to specific loan portfolio segments did not significantly impact the provision for loan losses recorded during 2011. Management identifies potential distressed industries by analyzing industry trends related to delinquencies, classifications and charge-offs. At March 31, 2012 and December 31, 2011, contractors were considered to be a distressed industry based on elevated levels of delinquencies, classifications and charge-offs relative to other industries within the Corporation’s loan portfolio. Furthermore, the Corporation determined, through a review of borrower financial information that, as a whole, contractors have experienced, among other things, decreased revenues, reduced backlog of work, compressed margins and little, if any, net income.

Certain general valuation allowances are not allocated to specific loan portfolio segments and are reported as the unallocated portion of the allowance for loan losses. Included in these general valuation allowances are allocations for groups of similar loans with risk characteristics that exceed certain concentration limits established by management and/or the Corporation’s board of directors. Concentration risk limits have been established, among other things, for certain industry concentrations, large balance and highly leveraged credit relationships that exceed specified risk grades, and loans originated with policy, credit and/or collateral exceptions that exceed specified risk grades. Additionally, general valuation allowances are provided for loans that did not undergo a separate, independent concurrence review during the underwriting process (generally those loans under $1.0 million at origination). The Corporation’s allowance methodology for general valuation allowances also includes a reduction factor for recoveries of prior charge-offs to compensate for the fact that historical loss allocations are based upon gross charge-offs rather than net.

The following table presents details of the unallocated portion of the allowance for loan losses.

	March 31,	December 31,	March 31,
	2012	2011	2011
Excessive industry concentrations	$7,820	$6,995	$2,476
Large relationship concentrations	1,885	2,232	2,108
Highly-leveraged credit relationships	4,133	3,530	3,798
Policy exceptions	2,107	2,121	2,220
Credit and collateral exceptions	2,198	1,603	1,921
Loans not reviewed by concurrence	8,098	9,030	9,323
Adjustment for recoveries	(13,982)	(13,071)	(11,676)
General macroeconomic risk	16,636	17,846	20,374

	$28,895	$30,286	$30,544

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

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2012 and 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Unallocated	Total
March 31, 2012
Beginning balance	$42,774	$20,912	$3,540	$12,635	$30,286	$110,147
Provision for loan losses	4,766	1,441	(75)	(3,641)	(1,391)	1,100
Charge-offs	(3,012)	(2,842)	(289)	(1,985)	—	(8,128)
Recoveries	1,341	492	523	1,706	—	4,062

Net charge-offs	(1,671)	(2,350)	234	(279)	—	(4,066)

Ending balance	$45,869	$20,003	$3,699	$8,715	$28,895	$107,181

Period-end amount allocated to:
Loans individually evaluated for impairment	$17,842	$2,879	$95	$—	$—	$20,816
Loans collectively evaluated for impairment	28,027	17,124	3,604	8,715	28,895	86,365

Ending balance	$45,869	$20,003	$3,699	$8,715	$28,895	$107,181

March 31, 2011
Beginning balance	$57,789	$28,534	$3,223	$11,974	$24,796	$126,316
Provision for loan losses	1,841	(662)	792	1,731	5,748	9,450
Charge-offs	(7,597)	(3,877)	(820)	(2,302)	—	(14,596)
Recoveries	767	556	290	1,538	—	3,151

Net charge-offs	(6,830)	(3,321)	(530)	(764)	—	(11,445)

Ending balance	$52,800	$24,551	$3,485	$12,941	$30,544	$124,321

Period-end amount allocated to:
Loans individually evaluated for impairment	$31,065	$7,640	$—	$—	$—	$38,705
Loans collectively evaluated for impairment	21,735	16,911	3,485	12,941	30,544	85,616

Ending balance	$52,800	$24,551	$3,485	$12,941	$30,544	$124,321

The Corporation’s recorded investment in loans as of March 31, 2012, December 31, 2011 and March 31, 2011 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology was as follows:

	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Unearned Discounts	Total
March 31, 2012
Loans individually evaluated for impairment	$178,521	$226,266	$2,577	$535	$—	$407,899
Loans collectively evaluated for impairment	3,864,331	2,808,618	758,709	303,937	(16,781)	7,718,814

Ending balance	$4,042,852	$3,034,884	$761,286	$304,472	$(16,781)	$8,126,713

December 31, 2011
Loans individually evaluated for impairment	$189,139	$241,451	$2,470	$554	$—	$433,614
Loans collectively evaluated for impairment	3,727,728	2,779,376	760,339	311,982	(17,910)	7,561,515

Ending balance	$3,916,867	$3,020,827	$762,809	$312,536	$(17,910)	$7,995,129

March 31, 2011
Loans individually evaluated for impairment	$269,900	$295,214	$—	$—	$—	$565,114
Loans collectively evaluated for impairment	3,453,344	2,917,480	784,368	325,122	(20,348)	7,459,966

Ending balance	$3,723,244	$3,212,694	$784,368	$325,122	$(20,348)	$8,025,080

Note 4 - Goodwill and Other Intangible Assets

Goodwill and other intangible assets are presented in the table below. The increases in goodwill and certain other intangible assets were related to the acquisition of Stone Partners Inc. (“Stone”), a human resource consulting firm that specializes in compensation, benefits and outsourcing services, on January 1, 2012. Stone was based in Houston with additional offices in Dallas and Austin. Stone was fully integrated into Frost Insurance Agency subsequent to acquisition. The acquisition of Stone did not significantly impact the Corporation’s financial statements.

	March 31,	December 31,
	2012	2011
Goodwill	$535,560	$528,072

Other intangible assets:
Core deposits	$7,469	$8,234
Customer relationship	2,798	2,113
Non-compete agreements	766	257

	$11,033	$10,604

The estimated aggregate future amortization expense for intangible assets remaining as of March 31, 2012 is as follows:

Remainder of 2012	$2,886
2013	3,115
2014	2,270
2015	1,490
2016	777
Thereafter	495

$11,033

Note 5 - Deposits

Deposits were as follows:

	March 31,	Percentage	December 31,	Percentage	March 31,	Percentage
	2012	of Total	2011	of Total	2011	of Total
Non-interest-bearing demand deposits:
Commercial and individual	$6,006,806	35.5%	$5,848,840	34.9%	$4,903,053	33.3%
Correspondent banks	331,114	2.0	370,275	2.2	290,099	2.0
Public funds	446,192	2.6	453,440	2.7	219,850	1.5

Total non-interest-bearing demand deposits	6,784,112	40.1	6,672,555	39.8	5,413,002	36.8
Interest-bearing deposits:
Private accounts:
Savings and interest checking	2,950,197	17.4	2,912,937	17.4	2,484,668	16.9
Money market accounts	5,750,104	34.0	5,664,780	33.8	5,243,830	35.6
Time accounts of $100,000 or more	532,544	3.2	533,682	3.2	609,166	4.2
Time accounts under $100,000	500,623	3.0	522,887	3.1	546,167	3.7

Total private accounts	9,733,468	57.6	9,634,286	57.5	8,883,831	60.4
Public funds:
Savings and interest checking	208,760	1.2	265,747	1.6	183,752	1.3
Money market accounts	42,488	0.3	44,590	0.3	85,745	0.6
Time accounts of $100,000 or more	136,817	0.8	136,422	0.8	139,221	0.9
Time accounts under $100,000	3,376	—	3,148	—	4,008	—

Total public funds	391,441	2.3	449,907	2.7	412,726	2.8

Total interest-bearing deposits	10,124,909	59.9	10,084,193	60.2	9,296,557	63.2

Total deposits	$16,909,021	100.0%	$16,756,748	100.0%	$14,709,559	100.0%

The following table presents additional information about the Corporation’s deposits:

	March 31,	December 31,	March 31,
	2012	2011	2011
Money market deposits obtained through brokers	$—	$24,500	$24,852
Deposits from the Certificate of Deposit Account Registry Service (CDARS) deposits	25,541	45,005	48,005
Deposits from foreign sources (primarily Mexico)	830,685	744,669	759,297

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

Financial instruments with off-balance-sheet risk were as follows:

	March 31,	December 31,
	2012	2011
Commitments to extend credit	$5,386,634	$5,147,363
Standby letters of credit	205,692	235,903
Deferred standby letter of credit fees	1,379	1,488

Lease Commitments. The Corporation leases certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $5.5 million during both the three months ended March 31, 2012 and 2011. There has been no significant change in the future minimum lease payments payable by the Corporation since December 31, 2011. See the 2011 Form 10-K for information regarding these commitments.

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

Cullen/Frost’s and Frost Bank’s Tier 1 capital consists of shareholders’ equity excluding unrealized gains and losses on securities available for sale, the accumulated gain or loss on effective cash flow hedging derivatives, the net actuarial gain/loss on the Corporation’s defined benefit post-retirement benefit plans, goodwill and other intangible assets. Tier 1 capital for Cullen/Frost also includes $120 million of trust preferred securities issued by its unconsolidated subsidiary trust. Cullen/Frost’s and Frost Bank’s total capital is comprised of Tier 1 capital for each entity plus a permissible portion of the allowance for loan losses. The Corporation’s aggregate $100 million of floating rate subordinated notes are not included in Tier 1 capital but are included in total capital of Cullen/Frost.

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

Actual and required capital ratios for Cullen/Frost and Frost Bank were as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
March 31, 2012
Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,844,944	16.10%	$916,676	8.00%	$1,145,845	10.00%
Frost Bank	1,657,936	14.48	916,245	8.00	1,145,307	10.00
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,657,763	14.47	458,338	4.00	687,507	6.00
Frost Bank	1,550,755	13.54	458,123	4.00	687,184	6.00
Leverage Ratio
Cullen/Frost	1,657,763	8.68	764,255	4.00	955,319	5.00
Frost Bank	1,550,755	8.12	763,906	4.00	954,882	5.00
December 31, 2011
Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,835,428	16.24%	$903,970	8.00%	$1,129,962	10.00%
Frost Bank	1,641,921	14.54	903,427	8.00	1,129,284	10.00
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,625,281	14.38	451,985	4.00	677,977	6.00
Frost Bank	1,531,774	13.56	451,713	4.00	677,570	6.00
Leverage Ratio
Cullen/Frost	1,625,281	8.66	750,643	4.00	938,304	5.00
Frost Bank	1,531,774	8.17	750,249	4.00	937,811	5.00

Management believes that, as of March 31, 2012, Cullen/Frost and its bank subsidiary, Frost Bank, were “well capitalized” based on the ratios presented above.

Cullen/Frost is subject to the regulatory capital requirements administered by the Federal Reserve, while Frost Bank is subject to the regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”) (see the section captioned “Charter Conversion” below) and the Federal Deposit Insurance Corporation (“FDIC”). Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on the Corporation’s financial statements. Management believes, as of March 31, 2012, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.

Dividend Restrictions. In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well capitalized” status, at March 31, 2012, Frost Bank could pay aggregate dividends of up to $233.8 million to Cullen/Frost without prior regulatory approval.

Trust Preferred Securities. In accordance with the applicable accounting standard related to variable interest entities, the accounts of the Corporation’s wholly owned subsidiary trust, Cullen/Frost Capital Trust II, have not been included in the Corporation’s consolidated financial statements. However, the $120.0 million in trust preferred securities issued by this subsidiary trust have been included in the Tier 1 capital of Cullen/Frost for regulatory capital purposes pursuant to guidance from the Federal Reserve. On July 21, 2010, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. Certain provisions of the Dodd-Frank Act will require the Corporation to deduct, over three years beginning on January 1, 2013, all trust preferred securities from the Corporation’s Tier 1 capital. Nonetheless, excluding trust preferred securities from Tier 1 capital at March 31, 2012 would not affect the Corporation’s ability to meet all capital adequacy requirements to which it is subject.

Charter Conversion. On February 3, 2012, Frost Bank, the sole banking subsidiary of the Corporation, applied to the Texas Department of Banking to become a Texas state chartered bank and notified the Federal Reserve Bank of Dallas of its intention to become a state chartered bank and a member of the Federal Reserve System. If the applications are approved, the Texas Department of Banking and the Federal Reserve Bank of Dallas will become the primary regulators of Frost Bank, and Frost Bank will no longer be regulated by the OCC. Deposits at Frost Bank that are currently insured by the FDIC will continue to be so insured up to applicable limits.

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

In October 2007, the Corporation entered into three interest rate swap contracts on variable-rate loans with a total notional amount of $1.2 billion. The interest rate swap contracts were designated as hedging instruments in cash flow hedges with the objective of protecting the overall cash flows from the Corporation’s monthly interest receipts on a rolling portfolio of $1.2 billion of variable-rate loans outstanding throughout the 84-month period beginning in October 2007 and ending in October 2014 from the risk of variability of those cash flows such that the yield on the underlying loans would remain constant. As more fully discussed in the 2011 Form 10-K, the Corporation terminated portions of the hedges and settled portions of the interest rate swap contracts during November 2009 and terminated the remaining portions of the hedges and settled the remaining portions of the interest rate swap contracts during November 2010. The deferred accumulated after-tax gain applicable to the settled interest rate swap contracts included in accumulated other comprehensive income totaled $62.4 million at March 31, 2012. The deferred gain will be reclassified into earnings through October 2014.

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

The notional amounts and estimated fair values of interest rate derivative contracts outstanding at March 31, 2012 and December 31, 2011 are presented in the following table. The Corporation obtains dealer quotations to value its interest rate derivative contracts designated as hedges of cash flows, while the fair values of other interest rate derivative contracts are estimated utilizing internal valuation models with observable market data inputs.

	March 31, 2012		December 31, 2011
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate derivatives designated as hedges of fair value:
Commercial loan/lease interest rate swaps	$67,517	$(7,736)	$71,181	$(8,376)

Interest rate derivatives designated as hedges of cash flows:
Interest rate swap on junior subordinated deferrable interest debentures	120,000	(7,205)	120,000	(7,807)

Non-hedging interest rate derivatives:
Commercial loan/lease interest rate swaps	637,356	57,105	613,883	61,137
Commercial loan/lease interest rate swaps	637,356	(57,314)	613,883	(61,393)
Commercial loan/lease interest rate caps	20,000	28	20,000	50
Commercial loan/lease interest rate caps	20,000	(28)	20,000	(50)

The weighted-average rates paid and received for interest rate swaps outstanding at March 31, 2012 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Fair value hedge commercial loan/lease interest rate swaps	4.30%	0.24%
Cash flow hedge interest rate swaps on junior subordinated deferrable interest debentures	5.47	1.86
Non-hedging interest rate swaps	1.81	4.89
Non-hedging interest rate swaps	4.89	1.81

The weighted-average strike rate for outstanding interest rate caps was 3.10% at March 31, 2012.

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

		March 31, 2012		December 31, 2011
	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Non-hedging commodity swaps:
Oil	Barrels	521	$2,505	459	$1,068
Oil	Barrels	521	(2,387)	459	(963)
Natural gas	MMBTUs	990	2,321	1,905	3,540
Natural gas	MMBTUs	990	(2,289)	1,905	(3,480)
Non-hedging commodity options:
Oil	Barrels	2,610	12,327	2,920	18,206
Oil	Barrels	2,610	(12,327)	2,920	(18,206)
Natural gas	MMBTUs	600	581	480	490
Natural gas	MMBTUs	600	(581)	480	(490)

Foreign Currency Derivatives. The Corporation enters into foreign currency forward contracts that are not designated as hedging instruments primarily to accommodate the business needs of its customers. Upon the origination of a foreign currency denominated transaction with a customer, the Corporation simultaneously enters into an offsetting contract with a third party to negate the exposure to fluctuations in foreign currency exchange rates. The Corporation also utilizes foreign currency forward contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in foreign currency exchange rates on certain short-term, non-U.S. dollar denominated loans. The notional amounts and fair values of open foreign currency forward contracts were not significant at March 31, 2012 and December 31, 2011.

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

Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended March 31,
	2012	2011
Commercial loan/lease interest rate swaps:
Amount of gain (loss) included in interest income on loans	$(667)	$(1,005)
Amount of (gain) loss included in other non-interest expense	(12)	(9)

Amounts included in the consolidated statements of income and in other comprehensive income for the period related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended March 31,
	2012	2011
Interest rate swaps on variable-rate loans:
Amount reclassified from accumulated other comprehensive income to interest income on loans	$9,345	$9,345
Interest rate swaps on junior subordinated deferrable interest debentures:
Amount reclassified from accumulated other comprehensive income to interest expense on junior subordinated deferrable interest debentures	1,033	1,086
Amount of gain (loss) recognized in other comprehensive income	(427)	65

No ineffectiveness related to interest rate derivatives designated as hedges of cash flows was recognized in the consolidated statements of income during the reported periods. The accumulated net after-tax gain related to effective cash flow hedges included in accumulated other comprehensive income totaled $58.0 million at March 31, 2012 and $63.6 million at December 31, 2011. The Corporation currently expects approximately $16.1 million of the net after-tax gain related to effective cash flow hedges included in accumulated other comprehensive income at March 31, 2012 will be reclassified into earnings during the remainder of 2012. This amount represents management’s best estimate given current expectations about market interest rates and volumes related to loan pools underlying the terminated cash flow hedges. Because actual market interest rates and volumes related to loan pools underlying the terminated cash flow hedges may differ from management’s expectations, there can be no assurance as to the ultimate amount that will be reclassified into earnings during 2012.

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

	Three Months Ended March 31,
	2012	2011
Non-hedging interest rate derivatives:
Other non-interest income	$782	$274
Other non-interest expense	(47)	(39)
Non-hedging commodity derivatives:
Other non-interest income	37	383

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

The Corporation’s credit exposure relating to interest rate swaps and commodity swaps/options with bank customers was approximately $63.7 million at March 31, 2012. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. The Corporation had no credit exposure, net of collateral pledged, relating to interest rate swaps and commodity swaps/options with upstream financial institution counterparties at March 31, 2012. Collateral levels for upstream financial institution counterparties are monitored and adjusted as necessary.

The aggregate fair value of securities posted as collateral by the Corporation related to derivative contracts totaled $71.9 million at March 31, 2012. At such date, the Corporation also had $6.3 million in cash collateral on deposit with other financial institution counterparties.

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

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended March 31,
	2012	2011
Distributed earnings allocated to common stock	$28,152	$27,470
Undistributed earnings allocated to common stock	32,691	24,252

Net earnings allocated to common stock	$60,843	$51,722

Weighted-average shares outstanding for basic earnings per common share	61,200,627	61,018,169
Dilutive effect of stock compensation	332,674	316,295

Weighted-average shares outstanding for diluted earnings per common share	61,533,301	61,334,464

Note 10 - Stock-Based Compensation

A combined summary of activity in the Corporation’s active stock plans is presented in the following table.

			Non-Vested Stock Awards/Stock Units Outstanding		Stock Options Outstanding
	Shares Available for Grant	Director Deferred Stock Units Outstanding	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price
Balance, January 1, 2012	1,963,455	22,092	169,530	$50.33	4,968,822	$51.49
Granted	—	—	—	—	—	—
Stock options exercised	—	—	—	—	(108,800)	50.94
Stock awards vested	—	—	—	—	—	—
Forfeited	1,875	—	—	—	(1,875)	51.81
Cancelled/expired	(125)	—	—	—	—

Balance, March 31, 2012	1,965,205	22,092	169,530	$50.33	4,858,147	$51.50

During the three months ended March 31, 2012 and 2011, proceeds from stock option exercises totaled $5.5 million and $5.8 million. During the three months ended March 31, 2012, 101,160 shares issued in connection with stock option exercises were new shares issued from available authorized shares, while 7,640 shares were issued from available treasury stock.

Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Stock-based compensation expense was as follows:

	Three Months Ended March 31,
	2012	2011
Stock options	$2,201	$2,310
Non-vested stock awards/stock units	354	1,427

Total	$2,555	$3,737

Unrecognized stock-based compensation expense at March 31, 2012 was as follows:

Stock options	$16,811
Non-vested stock awards/stock units	2,742

Total	$19,553

Note 11 - Defined Benefit Plans

The components of the combined net periodic cost (benefit) for the Corporation’s defined benefit pension plans were as follows:

	Three Months Ended March 31,
	2012	2011
Expected return on plan assets, net of expenses	$(2,603)	$(2,859)
Interest cost on projected benefit obligation	1,950	1,973
Net amortization and deferral	1,229	783

Net periodic cost (benefit)	$576	$(103)

The Corporation’s non-qualified defined benefit pension plan is not funded. No contributions to the qualified defined benefit pension plan were made during the three months ended March 31, 2012. The Corporation does not expect to make any contributions to the qualified defined benefit plan during the remainder of 2012.

Note 12 - Income Taxes

Income tax expense was as follows:

	Three Months Ended March 31,
	2012	2011
Current income tax expense	$20,052	$12,792
Deferred income tax benefit	(2,539)	(139)

Income tax expense, as reported	$17,513	$12,653

Effective tax rate	22.3%	19.6%

Net deferred tax liabilities totaled $119.3 million at March 31, 2012 and $123.7 million at December 31, 2011. No valuation allowance was recorded against deferred tax assets at March 31, 2012 as management believes that it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years. There were no unrecognized tax benefits during any of the reported periods. Interest and/or penalties related to income taxes are reported as a component of income tax expense. Such amounts were not significant during the reported periods.

The Corporation files income tax returns in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2008.

Note 13 - Other Comprehensive Income (Loss)

The tax effects allocated to each component of other comprehensive income (loss) were as follows:

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Three months ended March 31, 2012:
Securities available for sale:
Change in net unrealized gain/loss during the period	$1,882	$658	$1,224
Reclassification adjustment for net (gains) losses included in net income	491	172	319

Total securities available for sale	2,373	830	1,543
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	1,229	430	799
Derivatives:
Change in the accumulated gain/loss on effective cash flow hedge derivatives	(427)	(150)	(277)
Reclassification adjustments for (gains) losses included in net income:
Interest rate swaps on variable-rate loans	(9,345)	(3,271)	(6,074)
Interest rate swap on junior subordinated deferrable interest debentures	1,033	362	671

Total derivatives	(8,739)	(3,059)	(5,680)

Total other comprehensive income	$(5,137)	$(1,799)	$(3,338)

Three months ended March 31, 2011:
Securities available for sale:
Change in net unrealized gain/loss during the period	$8,290	$2,902	$5,388
Reclassification adjustment for net (gains) losses included in net income	(5)	(2)	(3)

Total securities available for sale	8,285	2,900	5,385
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	783	274	509
Derivatives:
Change in the accumulated gain/loss on effective cash flow hedge derivatives	65	23	42
Reclassification adjustments for (gains) losses included in net income:
Interest rate swaps on variable-rate loans	(9,345)	(3,271)	(6,074)
Interest rate swap on junior subordinated deferrable interest debentures	1,086	380	706

Total derivatives	(8,194)	(2,868)	(5,326)

Total other comprehensive income	$874	$306	$568

Activity in accumulated other comprehensive income, net of tax, was as follows:

				Accumulated
	Securities	Defined		Other
	Available	Benefit		Comprehensive
	For Sale	Plans	Derivatives	Income
Balance January 1, 2012	$227,052	$(42,958)	$63,640	$247,734
Other comprehensive income (loss)	1,543	799	(5,680)	(3,338)

Balance March 31, 2012	$228,595	$(42,159)	$57,960	$244,396

Balance January 1, 2011	$96,012	$(28,357)	$86,595	$154,250
Other comprehensive income	5,385	509	(5,326)	568

Balance March 31, 2011	$101,397	$(27,848)	$81,269	$154,818

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

Summarized operating results by segment were as follows:

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
Revenues from (expenses to) external customers:
Three months ended:
March 31, 2012	$196,273	$25,997	$(584)	$221,686
March 31, 2011	192,265	24,434	(2,607)	214,092
Net income (loss):
Three months ended:
March 31, 2012	$58,290	$3,391	$(648)	$61,033
March 31, 2011	51,853	1,670	(1,595)	51,928

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
March 31, 2012
Securities available for sale:
U.S. Treasury	$3,048,048	$—	$—	$3,048,048
U.S. government agencies/corporations	—	250,782	—	250,782
Residential mortgage-backed securities	—	3,123,965	—	3,123,965
States and political subdivisions	—	2,107,411	—	2,107,411
Other	—	38,009	—	38,009
Trading account securities:
U.S. Treasury	13,409	—	—	13,409
States and political subdivisions	—	3,437	—	3,437
Derivative assets:
Interest rate swaps, caps and floors	—	56,523	610	57,133
Commodity and foreign exchange derivatives	—	17,734	—	17,734
Derivative liabilities:
Interest rate swaps, caps and floors	—	72,283	—	72,283
Commodity and foreign exchange derivatives	6	17,584	—	17,590
December 31, 2011
Securities available for sale:
U.S. Treasury	$2,056,732	$—	$—	$2,056,732
U.S. government agencies/corporations	—	250,884	—	250,884
Residential mortgage-backed securities	—	3,289,270	—	3,289,270
States and political subdivisions	—	2,154,813	—	2,154,813
Other	—	38,001	—	38,001
Trading account securities:
U.S. Treasury	13,609	—	—	13,609
Derivative assets:
Interest rate swaps, caps and floors	—	60,498	689	61,187
Commodity and foreign exchange derivatives	7	23,304	—	23,311
Derivative liabilities:
Interest rate swaps, caps and floors	—	77,626	—	77,626
Commodity and foreign exchange derivatives	—	23,139	—	23,139

The following table reconciles the beginning and ending balances of derivative assets, which consist of interest rate swaps sold to loan customers, measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Balance, beginning of period	$689	$1,090
Cash settlements	(97)	(112)
Realized gains (losses) included in other non-interest income	(22)	(35)
Realized gains (losses) included in other non-interest expense	40	39

Balance, end of period	$610	$982

The significant unobservable (Level 3) inputs used in the fair value measurement of the Corporation’s interest rate swaps sold to loan customers included in the above table primarily relate to the probability of default and loss severity in the event of default. The probability of default is determined by the underlying risk grade of the loan (see Note 3 – Loans) underlying the interest rate swap in that the probability of default increases as a loan’s risk grade deteriorates, while the loss severity is estimated through an analysis of the collateral supporting both the underlying loan and interest rate swap. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity. As March 31, 2012, the weighted-average risk grade of loans underlying interest rate swaps measured at fair value using significant unobservable (Level 3) inputs was 11.2. The loss severity in the event of default on the interest rate swaps ranged from 10.0% to 50.0%, with the weighted-average loss severity being 22.5%.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets measured at fair value on a non-recurring basis during the reported periods include certain impaired loans reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data, typically in the case of real estate collateral, or Level 3 inputs based on customized discounting criteria, typically in the case of non-real estate collateral such as inventory, accounts receivable, equipment or other business assets.

The following table presents impaired loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral during the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Level 2	Level 3	Level 2	Level 3
Carrying value of impaired loans before allocations	$10,943	$—	$11,787	$2,633
Specific valuation allowance allocations	(2,497)	—	(3,205)	(752)

Fair value	$8,446	$—	$8,582	$1,881

The significant unobservable (Level 3) inputs used in the fair value measurement of collateral for collateral-dependent impaired loans included in the above table primarily relate to customized discounting criteria applied to the customer’s reported amount of collateral. The amount of the collateral discount depends upon the marketability of the underlying collateral. As the Corporation’s primary objective in the event of default would be to monetize the collateral to settle the outstanding balance of the loan, less marketable collateral would receive a larger discount. During the reported periods, collateral discounts ranged from 20% in the case of accounts receivable collateral to 50% in the case of inventory collateral.

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

The following table presents foreclosed assets that were remeasured and reported at fair value during the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$1,386	$8,804
Charge-offs recognized in the allowance for loan losses	(315)	(1,370)

Fair value	$1,071	$7,434

Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$372	$936
Write-downs included in other non-interest expense	(75)	(241)

Fair value	$297	$695

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

FASB ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. A detailed description of the valuation methodologies used in estimating the fair value of financial instruments is set forth in the 2011 Form 10-K.

The estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	March 31, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$2,128,734	$2,128,734	$2,907,592	$2,907,592
Securities held to maturity	365,603	402,829	365,996	404,461
Cash surrender value of life insurance policies	135,035	135,035	133,967	133,967
Accrued interest receivable	61,833	61,833	78,869	78,869
Level 3 inputs:
Loans, net	8,019,532	8,119,248	7,884,982	7,951,742
Financial liabilities:
Level 2 inputs:
Deposits	16,909,021	16,909,615	16,756,748	16,757,708
Federal funds purchased and repurchase agreements	637,098	637,098	722,202	722,202
Junior subordinated deferrable interest debentures	123,712	123,712	123,712	123,712
Subordinated notes payable and other borrowings	100,022	86,094	100,026	100,101
Accrued interest payable	2,212	2,212	4,431	4,431

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

Note 16 - Accounting Standards Updates

ASU No. 2011-03, “Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements.” ASU 2011-03 is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 removes from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion. ASU 2011-03 became effective for the Corporation on January 1, 2012 and did not have a significant impact on the Corporation’s financial statements.

ASU 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 became effective for the Corporation on January 1, 2012 and, aside from new disclosures included in Note 15 – Fair Value Measurements, did not have a significant impact on the Corporation’s financial statements.

ASU 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.” ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 became effective for the Corporation on January 1, 2012; however, certain provisions related to the presentation of reclassification adjustments have been deferred by ASU 2011-12 “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” as further discussed below. In connection with the application of ASU 2011-05, the Corporation’s financial statements now include separate statements of comprehensive income and additional footnote disclosures (see Note 13 - Other Comprehensive Income).

ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350) - Testing Goodwill for Impairment.” ASU 2011-08 amends Topic 350, “Intangibles – Goodwill and Other,” to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-08 became effective for the Corporation on January 1, 2012 and did not have a significant impact on the Corporation’s financial statements.

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

ASU 2011-12 “Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU 2011-12 became effective for the Corporation on January 1, 2012 and did not have a significant impact on the Corporation’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Review

Cullen/Frost Bankers, Inc.

The following discussion should be read in conjunction with the Corporation’s consolidated financial statements, and notes thereto, for the year ended December 31, 2011, included in the 2011 Form 10-K. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results for the year ending December 31, 2012 or any future period.

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

For additional information regarding critical accounting policies, refer to Note 1 - Summary of Significant Accounting Policies in the notes to consolidated financial statements and the sections captioned “Application of Critical Accounting Policies” and “Allowance for Loan Losses” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2011 Form 10-K. There have been no significant changes in the Corporation’s application of critical accounting policies related to the allowance for loan losses since December 31, 2011.

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

Results of Operations

Net income totaled $61.0 million, or $0.99 diluted per common share, for the three months ended March 31, 2012 compared to $51.9 million, or $0.85 diluted per common share, for the three months ended March 31, 2011 and $55.4 million, or $0.90 diluted per common share, for the three months ended December 31, 2011.

Selected income statement data and other selected data for the comparable periods was as follows:

	Three Months Ended
	March 31,	December 31,	March 31,
	2012	2011	2011
Taxable-equivalent net interest income	$164,707	$165,340	$156,638
Taxable-equivalent adjustment	15,000	15,017	14,879

Net interest income	149,707	150,323	141,759
Provision for loan losses	1,100	—	9,450

Net interest income after provision for loan losses	148,607	150,323	132,309
Non-interest income	71,979	67,660	72,333
Non-interest expense	142,040	143,833	140,061

Income before income taxes	78,546	74,150	64,581
Income taxes	17,513	18,736	12,653

Net income	$61,033	$55,414	$51,928

Earnings per common share - basic	$0.99	$0.90	$0.85
Earnings per common share - diluted	0.99	0.90	0.85
Dividends per common share	0.46	0.46	0.45

Return on average assets	1.23%	1.12%	1.19%
Return on average equity	10.59	9.74	10.11
Average shareholders’ equity to average total assets	11.63	11.53	11.78

Net income for the three months ended March 31, 2012 increased $9.1 million, or 17.5%, compared to the same period in 2011. The increase was primarily the result of a $8.4 million decrease in the provision for loan losses and a $7.9 million increase in net interest income partly offset by a $4.9 million increase in income tax expense, a $2.0 million increase in non-interest expense and a $354 thousand decrease in non-interest income.

Net income for the first quarter of 2012 increased $5.6 million, or 10.1%, from the fourth quarter of 2011. The increase was primarily the result of a $4.3 million increase in non-interest income, a $1.8 million decrease in non-interest expense and a $1.2 million decrease in income tax expense partly offset by a $1.1 million increase in the provision for loan losses and a $616 thousand decrease in net interest income.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Corporation’s largest source of revenue, representing 67.5% of total revenue during the first three months of 2012. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Corporation’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, remained at 3.25% for the entire year in 2011 and through the first quarter of 2012. The Corporation’s loan portfolio is also impacted, to a lesser extent, by changes in the London Interbank Offered Rate (LIBOR). At March 31, 2012, the one-month and three-month U.S. dollar LIBOR rates were 0.24% and 0.47%, respectively, while at March 31, 2011, the one-month and three-month U.S. dollar LIBOR rates were 0.24% and 0.31%, respectively. The intended federal funds rate, which is the cost of immediately available overnight funds, remained at zero to 0.25% for the entire year in 2011 and through the first quarter of 2012.

The Corporation’s balance sheet has historically been asset sensitive, meaning that earning assets generally reprice more quickly than interest-bearing liabilities. Therefore, the Corporation’s net interest margin was likely to increase in sustained periods of rising interest rates and decrease in sustained periods of declining interest rates. During the fourth quarter of 2007, in an effort to make the Corporation’s balance sheet less sensitive to changes in interest rates, the Corporation entered into various interest rate swaps which effectively converted certain variable-rate loans into fixed-rate instruments for a period of time. During the fourth quarter of 2008, the Corporation also entered into an interest rate swap which effectively converted variable-rate debt into fixed-rate debt for a period of time. As a result of these actions, the Corporation’s balance sheet was more interest-rate neutral and changes in interest rates had a less significant impact on the Corporation’s net interest margin than would have otherwise been the case. During the fourth quarter of 2009, a portion of the interest rate swaps on variable-rate loans were terminated, while the remaining interest rate swaps on variable-rate loans were terminated during the fourth quarter of 2010. These actions increased the asset sensitivity of the Corporation’s balance sheet. The deferred accumulated after-tax gain applicable to the settled interest rate contracts included in accumulated other comprehensive income totaled $62.4 million at March 31, 2012. The deferred gain will be reclassified into earnings through October 2014. See Note 8 - Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report for additional information related to these interest rate swaps.

The Corporation is primarily funded by core deposits, with non-interest-bearing demand deposits historically being a significant source of funds. This lower-cost funding base is expected to have a positive impact on the Corporation’s net interest income and net interest margin in a rising interest rate environment. As discussed in the section captioned “Supervision and Regulation” included in Item 1. Business, of the 2011 Form 10-K, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. Although the ultimate impact of this legislation on the Corporation has not yet been determined, the Corporation may begin to incur interest costs associated with demand deposits in the future as market conditions warrant. See Item 3. Quantitative and Qualitative Disclosures About Market Risk elsewhere in this report for information about the expected impact of this legislation on the Corporation’s sensitivity to interest rates. Further analysis of the components of the Corporation’s net interest margin is presented below.

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

	First Quarter	First Quarter
	2012 vs.	2012 vs.
	Fourth Quarter	First Quarter
	2011	2011
Due to changes in average volume	$2,291	$18,940
Due to changes in average interest rates	(1,127)	(12,681)
Due to difference in the number of days in each of the comparable periods	(1,797)	1,810

Total change	$(633)	$8,069

Taxable-equivalent net interest income for the three months ended March 31, 2012 increased $8.1 million, or 5.2%, compared to the same period in 2011. Taxable-equivalent net interest income for the first quarter of 2012 included 91 days compared to 90 days for the first quarter of 2011 as a result of leap year. The additional day added approximately $1.8 million to taxable-equivalent net interest income during the first quarter of 2012. Excluding the impact of the additional day during the first quarter of 2012 results in an effective increase in taxable-equivalent net interest income of approximately $6.3 million during the first quarter of 2012, which was primarily related to an increase in the average volume of interest-earning assets partly offset by a decrease in the net interest margin. The average volume of interest-earning assets for the first quarter of 2012 increased $2.3 billion compared to the same period in 2011. Over the same time frame, the net interest margin decreased 30 basis points from 4.03% in 2011 to 3.73% in 2012. The decrease in the net interest margin was partly due to an increase in the relative proportion of average interest-earning assets invested in lower-yielding, taxable securities during 2012 compared to 2011 while the relative proportion of average interest-earning assets invested in higher-yielding loans decreased. The impact of this shift was partly mitigated by a decrease in the relative proportion of average interest-earning assets invested in lower-yielding interest-bearing deposits. The net interest margin was also negatively impacted by a decrease in the average yield on securities, as further discussed below. The average yield on interest-earning assets decreased 45 basis points from 4.34% in the first quarter of 2011 to 3.89% in the first quarter of 2012 while the average cost of funds decreased 21 basis points from 0.47% in the first quarter of 2011 to 0.26% in the first quarter of 2012. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. As stated above, market interest rates have remained at historically low levels during the reported periods. The effect of lower average market interest rates during the reported periods on the average yield on average interest-earning assets was partly limited by the aforementioned interest rate swaps on variable-rate loans.

Taxable-equivalent net interest income for the first quarter of 2012 decreased $633 thousand, or 0.4%, from the fourth quarter of 2011. Taxable-equivalent net interest income for the first quarter of 2012 was impacted by a decrease in the number of days compared to the fourth quarter of 2011. Taxable-equivalent net interest income for the fourth quarter of 2011 included 92 days compared to 91 days for the first quarter of 2012. The additional day added approximately $1.8 million to taxable-equivalent net interest income during the fourth quarter of 2011. Excluding the impact of the additional day during the fourth quarter of 2011 results in an effective increase in taxable-equivalent net interest income of approximately $1.2 million during the first quarter of 2012. This effective increase was primarily related to an increase in the average volume of interest-earning assets combined with a shift in the relative mix of average interest-earning assets as lower-yielding interest bearing deposits were reinvested into higher-yielding taxable securities partly offset by a decrease in the net interest margin. The average volume of funds invested in interest-bearing deposits decreased $1.4 billion from $2.5 billion during the fourth quarter of 2011 to $1.1 billion during first quarter of 2012. The average volume of funds invested in taxable securities increased $1.6 billion from $5.1 billion during the fourth quarter of 2011 to $6.7 billion during first quarter of 2012. The net interest margin decreased 3 basis points from 3.76% in the fourth quarter of 2011 to 3.73% in the first quarter of 2012. The average yield on interest-earning assets decreased 6 basis points from 3.95% in the fourth quarter of 2011 to 3.89% in the first quarter of 2012 primarily due to decreases in the average yields on taxable securities (down 55 basis points) and loans (down 10 basis points). The majority of the growth in taxable securities was in lower-yielding U.S. Treasury securities, which had a dampening effect on the overall yield on taxable securities. Taxable-equivalent net interest income for the first quarter of 2012 was favorably impacted by a 5 basis point decrease in the average cost of funds from 0.31% in the fourth quarter of 2011 to 0.26% in the first quarter of 2012.

The average volume of loans during the first quarter of 2012 decreased $31.4 million compared to the first quarter of 2011 and increased $74.8 million compared to the fourth quarter of 2011. Loans made up approximately 44.5% of average interest-earning assets during the first quarter of 2012 compared to 51.1% during the first quarter of 2011 and 44.8% during the fourth quarter of 2011. The average yield on loans was 4.94% during the first quarter of 2012 compared to 5.01% during the first quarter of 2011 and 5.04% during the fourth quarter of 2011. Loans generally have significantly higher yields compared to securities, interest-bearing deposits and federal funds sold and resell agreements and, as such, have a more positive effect on the net interest margin.

The average volume of securities increased $3.1 billion and $1.6 billion during the first quarter of 2012 compared to the first and fourth quarters of 2011, respectively. Securities made up approximately 49.3% of average interest-earning assets during the first quarter of 2012 compared to 37.0% during the first quarter of 2011 and 41.0% during the fourth quarter of 2011. The average yield on securities was 3.37% in the first quarter of 2012 compared to 4.73% in the first quarter of 2011 and 4.02% in the fourth quarter of 2011. The decrease in the average yield on securities was partly due to a decrease in the yield on taxable securities as proceeds from principal repayments were reinvested at lower market rates. Furthermore, a large portion of the growth in taxable securities was in lower-yielding U.S. Treasury securities. The decrease in the average yield on securities was also partly related to a decrease in the relative proportion of higher-yielding, tax-exempt municipal securities in the first quarter of 2012 compared to the prior periods. The relative proportion of higher-yielding, tax-exempt municipal securities totaled 25.3% of average securities during the first quarter of 2012 compared to 35.3% during in the first quarter of 2011 and 30.4% during the fourth quarter of 2011. The average yield on taxable securities was 2.23% in the first quarter of 2012 compared to 3.39% in first quarter of 2011 and 2.78% in the fourth quarter of 2011, while the average taxable-equivalent yield on tax-exempt securities was 6.94% in the first quarter of 2012 compared to 7.15% in first quarter of 2011 and 6.94% in the fourth quarter of 2011.

Average federal funds sold, resell agreements and interest-bearing deposits during the first quarter of 2012 decreased $769.5 million compared to the first quarter of 2011 and decreased $1.4 billion compared to the fourth quarter of 2011. Federal funds sold, resell agreements and interest-bearing deposits made up approximately 6.2% of average interest-earning assets during the first quarter of 2012 compared to 11.9% during the first quarter of 2011 and 14.2% during the fourth quarter of 2011. The combined average yield on federal funds sold, resell agreements and interest-bearing deposits was 0.34% during the first quarter of 2012 compared to 0.26% during the first quarter of 2011 and 0.30% during the fourth quarter of 2011. The decrease in average federal funds sold, resell agreements and interest-bearing deposits compared to the first and fourth quarters of 2011 was due to the reinvestment of funds into higher-yielding securities.

Average deposits increased $1.9 billion during the first quarter of 2012 compared to the first quarter of 2011 and increased $268.0 million compared to the fourth quarter of 2011. Average interest-bearing deposits for the first quarter of 2012 increased $777.1 million and $194.4 million compared to the first and fourth quarters of 2011, respectively, while average non-interest-bearing deposits increased $1.2 billion and $73.6 million compared to the first and fourth quarters of 2011, respectively. The ratio of average interest-bearing deposits to total average deposits was 61.0% during the first quarter of

2012 compared to 63.7% during the first quarter of 2011 and 60.8% during the fourth quarter of 2011. The average cost of deposits is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-bearing deposits. The average cost of interest-bearing deposits and total deposits was 0.18% and 0.11% during the first quarter of 2012 compared to 0.26% and 0.17% during the first quarter of 2011 and 0.20% and 0.12% during the fourth quarter of 2011. The decrease in the average cost of interest-bearing deposits during the comparable periods was primarily the result of decreases in interest rates offered on certain deposit products due to decreases in average market interest rates and decreases in renewal interest rates on maturing certificates of deposit given the current low interest rate environment. Additionally, the relative proportion of higher-cost certificates of deposit to total average interest-bearing deposits decreased from 12.6% and 11.1% during the first and fourth quarters of 2011, respectively, to 10.5% during the first quarter of 2012.

The Corporation’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.63% during the first quarter of 2012 compared to 3.87% and 3.64% during the first and fourth quarters of 2011, respectively. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

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

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $1.1 million for the first quarter of 2012 compared $9.5 million for the first quarter of 2011. No provision for loan losses was recognized during the fourth quarter of 2011. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Non-Interest Income

The components of non-interest income were as follows:

	Three Months Ended
	March 31,	December 31,	March 31,
	2012	2011	2011
Trust and investment management fees	$20,652	$18,861	$19,471
Service charges on deposit accounts	20,794	21,475	21,250
Insurance commissions and fees	12,377	7,450	10,494
Interchange and debit card transaction fees	4,117	4,166	8,045
Other charges, commissions and fees	7,350	7,125	7,228
Net gain (loss) on securities transactions	(491)	—	5
Other	7,180	8,583	5,840

Total	$71,979	$67,660	$72,333

Total non-interest income for the three months ended March 31, 2012 decreased $354 thousand, or 0.5%, compared to the same period in 2011 and increased $4.3 million, or 6.4%, compared to the fourth quarter of 2011. Changes in the components of non-interest income are discussed below.

Trust and Investment Management Fees. Trust and investment management fees for the three months ended March 31, 2012 increased $1.2 million, or 6.1%, compared to the same period in 2011. Trust investment fees are the most significant component of trust and investment management fees, making up approximately 67% of total trust and investment management fees for the first three months of 2012. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related trust investment fees.

The $1.2 million increase in trust and investment management fee income during the three months ended March 31, 2012 compared to the same period in 2011 was primarily the result of an increase in estate fees (up $422 thousand), trust investment fees (up $404 thousand), mutual fund management fees (up $180 thousand) and oil and gas trust management fees (up $147 thousand). Trust and investment management fee income for the first quarter of 2012 increased $1.8 million, or 9.5%, from the fourth quarter of 2011. The increase was primarily due to increases in estate fees (up $773 thousand), trust investment fees (up $550 thousand), custody fees (up $193 thousand) and mutual fund management fees (up $179 thousand). Estate fees are transactional in nature and can vary from quarter to quarter. The increase in trust investment fees was partly due to improvements in equity valuations during the first quarter of 2012

At March 31, 2012, trust assets, including both managed assets and custody assets, were primarily composed of equity securities (43.2% of trust assets), fixed income securities (41.0% of trust assets) and cash equivalents (10.2% of trust assets). The estimated fair value of trust assets was $26.3 billion (including managed assets of $10.8 billion and custody assets of $15.5 billion) at March 31, 2012, compared to $25.2 billion (including managed assets of $10.3 billion and custody assets of $14.9 billion) at December 31, 2011 and $25.5 billion (including managed assets of $10.1 billion and custody assets of $15.4 billion) at March 31, 2011.

Service Charges on Deposit Accounts. Service charges on deposit accounts for the three months ended March 31, 2012 decreased $456 thousand, or 2.1%, compared to the same period in 2011. The decrease was primarily due to decreases in overdraft/insufficient funds charges on both consumer and commercial accounts (down $400 thousand on a combined basis). Overdraft/insufficient funds charges totaled $8.2 million ($6.5 million consumer and $1.7 million commercial) during the first quarter of 2012 compared to $8.6 million ($6.6 million consumer and $2.0 million commercial) during the first quarter of 2011.

Service charges on deposit accounts for the first quarter of 2012 decreased $681 thousand, or 3.2%, compared to the fourth quarter of 2011. The decrease was primarily due to decreases in overdraft/insufficient funds charges on both consumer and commercial accounts, down $711 thousand on a combined basis, from $8.9 million ($7.1 million consumer and $1.8 million commercial) during the fourth quarter of 2011. Overdraft/insufficient funds charges are generally seasonally higher in the fourth quarter.

Insurance Commissions and Fees. Insurance commissions and fees for the three months ended March 31, 2012 increased $1.9 million, or 17.9%, compared to the same period in 2011. The increase is related to an increase in commission income (up $2.1 million). The increase in commission income was primarily related to an increase in employee benefit commissions and fees, which was partly related to the acquisitions of Clark Benefits Group during the second quarter of 2011 and Stone Partners, Inc. during the first quarter of 2012. The increase in commission income was also partly related to an increase in property and casualty commissions resulting from normal variation in the market demand for insurance products.

Insurance commissions and fees include contingent commissions totaling $2.3 million during the three months ended March 31, 2012 and $2.6 million during the three months ended March 31, 2011. Contingent commissions primarily consist of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. Such commissions are seasonal in nature and are generally received during the first quarter of each year. These commissions totaled $1.9 million and $2.2 million during the three months ended March 31, 2012 and 2011. Contingent commissions also include amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. These commissions totaled $385 thousand and $387 thousand during the three months ended March 31, 2012 and 2011.

Insurance commissions and fees for the first quarter of 2012 increased $4.9 million, or 66.1%, compared to the fourth quarter of 2011. Commission income for the first quarter of 2012 increased $2.9 million compared to the fourth quarter of 2011 partly due to an increase in benefit plan commissions and fees, which was related to the normal variation in the timing of renewals as well as the additional revenues related to the acquisition of Stone Partners, Inc. during the first quarter of 2012. The increase in insurance commissions and fees was also partly due to the seasonal increase in contingent commissions (up $2.0 million) received from various insurance carriers related to the performance of insurance policies previously placed.

Interchange and Debit Card Transaction Fees. Interchange and debit card transaction fees consist of income from Visa check card usage, point of sale income from PIN-based debit card transactions and ATM service fees. Interchange and debit card transaction fees for the three months ended March 31, 2012 decreased $3.9 million, or 48.8%, compared to the same period in 2011. Income from Visa check card usage decreased $3.3 million, or 60.6% from $5.5 million during the first quarter of 2011 to $2.2 million during the first quarter of 2012, while point of sale income from PIN-based debit card transactions decreased $536 thousand, or 30.8%, from $1.7 million during the first quarter of 2011 to $1.2 million during the first quarter of 2012. These decreases were primarily related to new rules that significantly impacted the level of interchange fees that may be charged, as further discussed below. Interchange and debit card transaction fees for the first quarter of 2012 did not significantly fluctuate compared to the fourth quarter of 2011.

As discussed in the section captioned “Supervision and Regulation” included in Item 1. Business, of the 2011 Form 10-K, the Dodd-Frank Act amended the Electronic Fund Transfer Act (“EFTA”) which, among other things, gave the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers, such as Frost Bank. In June 2011, the Federal Reserve issued a final rule that, among other things, established standards for determining whether an interchange fee received or charged by an issuer with respect to an electronic debit transaction is reasonable and proportional to the cost incurred by the issuer with respect to the transaction. These new standards took effect on October 1, 2011 and apply to issuers, such as the Corporation, that, together with their affiliates, have assets of $10 billion or more. Under the rule, the maximum permissible interchange fee for an electronic debit transaction will be the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. The Federal Reserve also issued an interim final rule that allows for an upward adjustment of no more than 1 cent to an issuer’s debit card interchange fee if the issuer develops and implements policies and procedures reasonably designed to achieve the fraud-prevention standards set out in the interim final rule. The fraud-prevention adjustment was effective on October 1, 2011, concurrent with the debit card interchange fee limits.

Other Charges, Commissions and Fees. Other charges, commissions and fees for the three months ended March 31, 2012 increased $122 thousand, or 1.7%, compared to the same period in 2011. The increase in other charges, commissions and fees included increases in early termination fees on lines of credit held by Frost Capital, (up $476 thousand); consulting revenues, primarily related the acquisition of Stone Partners, Inc., (up $385 thousand); an increase in unused balance fees on loan commitments (up $187 thousand) and an increase in service charges on funds transfers (up $139 thousand), among other things. These increases were partly offset by decreases in investment banking fees related to corporate advisory services (down $614 thousand), income related to sale of annuities (down $282 thousand) and receivables factoring income (down $233 thousand). Investment banking fees related to corporate advisory services are transaction based and can vary significantly from quarter to quarter.

Other charges, commissions and fees for the first quarter of 2012 increased $225 thousand, or 3.2%, compared to the fourth quarter of 2011. The increase was primarily due to an increase in consulting revenues, primarily related the acquisition of Stone Partners, Inc., (up $385 thousand); other service charges (up $372 thousand) and income from the sale of mutual funds (up $218 thousand), among other things. These increases were partly offset by decreases in investment banking fees related to corporate advisory services (down $729 thousand) and loan processing fees (down $188 thousand).

Net Gain/Loss on Securities Transactions. During the first quarter of 2012, the Corporation realized a net loss of $491 thousand on the sale of available-for-sale securities. During January 2012, the Corporation purchased $996.4 million of U.S. Treasury securities utilizing excess liquidity as a defensive strategy to lock in the yield on those funds in case the Federal Reserve lowered the rate paid on funds deposited in the Federal Reserve account. Shortly thereafter, U.S. Treasury prices rallied and the Corporation sold the securities, realizing a $2.1 million gain, and concurrently purchased $998.4 million of U.S. Treasury securities having a shorter term to maturity. In March 2012, U.S. Treasury yields increased and the Corporation sold the aforementioned position in U.S. Treasury securities and recognized a $2.6 million loss The proceeds were concurrently reinvested in U.S. Treasury securities that had a similar yield to the original, longer-term position purchased in January 2012, but with a shorter term to maturity. During the first quarter of 2012, the Corporation also sold available-for-sale securities with an amortized cost totaling $8.0 billion and realized a net loss of $2 thousand on those sales. These securities were primarily purchased during 2012 and subsequently sold in connection with the Corporation’s tax planning strategies related to the Texas franchise tax. The gross proceeds from the sales of these securities outside of Texas are included in total revenues/receipts from all sources reported for Texas franchise tax purposes, which results in a reduction in the overall percentage of revenues/receipts apportioned to Texas and subjected to taxation under the Texas franchise tax. During the first quarter of 2011, the Corporation sold available-for-sale securities with an amortized cost totaling $5.5 billion and realized a net gain of $5 thousand on those sales. These securities were purchased and subsequently sold during the first quarter of 2011 in connection with the aforementioned tax planning strategies related to the Texas franchise tax.

Other Non-Interest Income. Other non-interest income increased $1.3 million, or 22.9%, for the three months ended March 31, 2012 compared to the same period in 2011. The increase was primarily related to an increase in mineral interest income related to bonus, rental and shut-in payments and oil and gas royalties received from severed mineral interests on property owned by Main Plaza Corporation, a wholly owned non-banking subsidiary of the Corporation (up $1.5 million). This increase was partly offset by decreases in sundry income from various miscellaneous items (down $275 thousand) and gains on the sale of assets/foreclosed assets (down $168 thousand).

Other non-interest income for the first quarter of 2012 decreased $1.4 million, or 16.3%, compared to the fourth quarter of 2011. The decrease was primarily related to decreases in income from securities trading and customer derivative activities (down $1.3 million), sundry income from various miscellaneous items (down $938 thousand) and gains on the sale of assets/foreclosed assets (down $701 thousand). These decreases were partly offset by an increase mineral interest income (up $1.6 million).

Non-Interest Expense

The components of non-interest expense were as follows:

	Three Months Ended
	March 31,	December 31,	March 31,
	2012	2011	2011
Salaries and wages	$63,702	$66,126	$62,430
Employee benefits	16,701	12,574	15,311
Net occupancy	11,797	11,413	11,652
Furniture and equipment	13,420	13,454	12,281
Deposit insurance	2,497	2,773	4,760
Intangible amortization	1,011	1,052	1,120
Other	32,912	36,441	32,507

Total	$142,040	$143,833	$140,061

Total non-interest expense for the three months ended March 31, 2012 increased $2.0 million, or 1.4%, and decreased $1.8 million, or 1.3%, compared to the first and fourth quarters of 2011, respectively. Changes in the components of non-interest expense are discussed below.

Salaries and Wages. Salaries and wages for the three months ended March 31, 2012 increased $1.3 million, or 2.0%, compared to the same period in 2011 and decreased $2.4 million, or 3.7%, compared to the fourth quarter of 2011. The increase from the first quarter of 2011 was primarily related to normal annual merit and market increases and increased commissions related to higher insurance revenues partly offset by a decrease in stock-based compensation expense, a decrease in incentive compensation and an increase in cost deferrals related to lending activity. The decrease from the fourth quarter of 2011 was primarily related a decrease in stock-based compensation expense partly offset by normal annual merit and market increases and an increase in cost deferrals related to lending activity. Stock-based compensation expense was higher in the fourth quarter of 2011 as the total expense related to certain option and restricted stock unit awards was recognized as of the grant date in October 2011.

Employee Benefits. Employee benefits for the three months ended March 31, 2012 increased $1.4 million, or 9.1%, compared to the same period in 2011. The increase was primarily related to increases in expenses related to the Corporation’s defined benefit retirement plans (up $877 thousand) and medical insurance expense (up $685 thousand) partly offset by a decrease in expense related to the Corporation’s 401(k) and profit sharing plans (down $508 thousand).

Employee benefits for the first quarter of 2012 increased $4.1 million, or 32.8%, compared to the fourth quarter of 2011 primarily due to increases in payroll taxes (up $2.5 million), expenses related to the Corporation’s defined benefit retirement plans (up $877 thousand) and medical insurance expense (up $524 thousand). The Corporation generally experiences a decline in payroll taxes during the fourth quarter of each year as certain employees reach maximum taxable salary levels earlier in the year and higher levels of payroll taxes and 401(k) plan matching contributions during the first quarter each year due to annual incentive compensation payments.

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

Net Occupancy. Net occupancy expense for the three months ended March 31, 2012 increased $145 thousand, or 1.2%, compared to the same period in 2011. The increase was primarily related to an increase in repairs expense (up $111 thousand) as well as increases in depreciation on leasehold improvements, property taxes and building maintenance expense, among other things. These increases were partly offset by decreases in lease expense and utilities expense, among other things. Net occupancy expense for the first quarter of 2012 increased $384 thousand, or 3.4%, compared to the fourth quarter of 2011. The increase was primarily related to an increase in property taxes (up $666 thousand) partly offset by a decrease in service contracts expense (down $144 thousand).

Furniture and Equipment. Furniture and equipment expense for the three months ended March 31, 2012 increased $1.1 million, or 9.3%, compared to the same period in 2011. The increase was primarily related to increases in software maintenance (up $475 thousand), software amortization (up $371 thousand) and service contract expenses (up $314 thousand). Furniture and equipment expense for the first quarter of 2012 did not significantly fluctuate compared to the fourth quarter of 2011 as a decrease in software maintenance expense (down $232 thousand) was offset by an increase service contract expenses (up $223 thousand).

Deposit Insurance. Deposit insurance expense totaled $2.5 million for the three months ended March 31, 2012, compared to $4.8 million for the three months ended March 31, 2011 and $2.8 million for the three months ended December 31, 2011. The decrease in deposit insurance expense during the first quarter of 2012 compared to the same period in 2011 was primarily related to a change in the deposit insurance assessment base and a change in the method by which the assessment rate is determined for large financial institutions, as more fully discussed in the 2011 Form 10-K. The decrease in deposit insurance expense during the first quarter of 2012 compared to the fourth quarter of 2011 was primarily related to a decrease in the assessment rate.

Intangible Amortization. Intangible amortization is primarily related to core deposit intangibles and, to a lesser extent, intangibles related to customer relationships and non-compete agreements. Intangible amortization for the three months ended March 31, 2012 decreased $109 thousand, or 9.7%, compared to the same period in 2011 and $41 thousand, or 3.9%, compared to the fourth quarter of 2011. The decreases in amortization expense are primarily the result of the completion of amortization of certain intangible assets and a reduction in the annual amortization rate of certain intangible assets as the Corporation uses an accelerated amortization approach which results in higher amortization rates during the earlier years of the useful lives of intangible assets. The decreases in amortization were partly offset by the additional amortization related to intangible assets recorded in connection with an acquisition in 2011 and the acquisition of Stone Partners Inc. on January 1, 2012.

Other Non-Interest Expense. Other non-interest expense for the three months ended March 31, 2012 increased $405 thousand, or 1.2%, compared to the same period in 2011. Components of other non-interest expense with significant increases included advertising/promotions expense (up $1.0 million), professional services expense (up $462 thousand), travel expense (up $368 thousand) and web-site maintenance expense (up $337 thousand). The increase in advertising/promotions expense is primarily related to the continuation of the marketing campaign that began during the first quarter of 2011. The Corporation expects advertising/promotions expense for the remainder of 2012 to be at levels comparable to 2011. The increases in the aforementioned items were partly offset by decreases in losses on the sale/write-down of assets/foreclosed assets (down $1.3 million) and sundry losses from various miscellaneous items (down $573 thousand). The decrease in losses on the sale/write-down of assets/foreclosed assets was primarily related to a $900 thousand write-down of a branch facility that was in the process of being sold in 2011.

Other non-interest expense for the first quarter of 2012 decreased $3.5 million, or 9.7%, compared to the fourth quarter of 2011. Components of other non-interest expense with significant decreases included donation expense, due to a $2 million donation to the Frost Charitable Foundation in the fourth quarter of 2011, (down $2.2 million), advertising/promotions expense (down $1.1 million) and losses on the sale/write-down of assets/foreclosed assets (down $657 thousand), among other things. These decreases were partly offset by increases in dues and membership fees expense (up $348 thousand), director fees expense (up $149 thousand) and Visa check card expense (up $145 thousand), among other things.

Results of Segment Operations

The Corporation’s operations are managed along two operating segments: Banking and Frost Wealth Advisors. A description of each business and the methodologies used to measure financial performance is described in Note 14 - Operating Segments in the accompanying notes to consolidated financial statements included elsewhere in this report. Net income (loss) by operating segment is presented below:

	Three Months Ended
	March 31, 2012	December 31, 2011	March 31, 2011
Banking	$58,290	$55,631	$51,853
Frost Wealth Advisors	3,391	1,751	1,670
Non-Banks	(648)	(1,968)	(1,595)

Consolidated net income	$61,033	$55,414	$51,928

Banking

Net income for the three months ended March 31, 2012 increased $6.4 million, or 12.4%, compared to the same period in 2011. The increase was primarily the result of a $6.7 million increase in net interest income and an $8.4 million decrease in the provision for loan losses partly offset by a $3.4 million increase in income tax expense, a $2.7 million decrease in non-interest income and a $2.6 million increase in non-interest expense.

Net interest income for the three months ended March 31, 2012 increased $6.7 million, or 4.7%, compared to the same period in 2011. The increase primarily resulted from an increase in the average volume of interest-earning assets combined with the effect of an additional day in the first quarter of 2012 due to leap year partly offset by a decrease in the net interest margin. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.

The provision for loan losses for the three months ended March 31, 2012 totaled $1.1 million compared to $9.5 million for the same period in 2011. See the analysis of the provision for loan losses included in the section captioned “Allowance for Loan Losses” included elsewhere in this discussion.

Non-interest income for the three months ended March 31, 2012 decreased $2.7 million, or 5.5%, compared to the same period in 2011. The decrease was primarily due to decreases in interchange and debit card transaction fees, an increase in net loss on securities transactions and a decrease in service charges on deposit accounts partly offset by increases in insurance commissions and fees and other charges, commissions and fees. See the analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for the three months ended March 31, 2012 increased $2.6 million, or 2.2%, compared to the same period in 2011. The increase was primarily related to increases in employee benefits, salaries and wages, other non-interest expense and furniture and equipment expense partly offset by a decrease in deposit insurance expense. The increase in employee benefits expense was primarily related to increases in expenses related to the Corporation’s defined benefit retirement plans and medical insurance expense partly offset by a decrease in expense related to the Corporation’s 401(k) and profit sharing plans. The increase in salaries and wages was primarily related to normal annual merit and market increases and increased commissions related to higher insurance revenues partly offset by a decrease in stock-based compensation expense, a decrease in incentive compensation and an increase in cost deferrals related to lending activity. The increase in other non-interest expense was partly related to increases in overhead cost allocations. The increase in furniture and equipment expense was due to increases in software maintenance, software amortization and service contract expenses. See the analysis of these items included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $12.5 million during the three months ended March 31, 2012 and $10.6 million during the three months ended March 31, 2011. The increase during the three months ended March 31, 2012 is primarily related to an increase in employee benefit commissions and fees, which was partly related to the acquisitions of Clark Benefits Group during the second quarter of 2011 and Stone Partners, Inc. during the first quarter of 2012. See the analysis of insurance commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Frost Wealth Advisors

Net income for the three months ended March 31, 2012 increased $1.7 million, or 103.1%, compared to the same period in 2011. The increase was primarily due to a $1.1 million decrease in non-interest expense, a $904 thousand increase in non-interest income and a $659 thousand increase in net interest income partly offset by a $927 thousand increase in income tax expense.

Non-interest income for the three months ended March 31, 2012 increased $904 thousand, or 3.9%, compared to the same period in 2011. The increase was primarily due to an increase in trust and investment management fees (up $1.3 million) partly offset by a decrease in other charges, commissions and fees (down $293 thousand).

Trust and investment management fee income is the most significant income component for Frost Wealth Advisors. Investment fees are the most significant component of trust and investment management fees, making up approximately 67% of total trust and investment management fees for the first three months of 2012. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. The increase in trust and investment management fee income during the three months ended March 31, 2012 compared to the same period in 2011 was primarily the result of an increase in estate fees, trust investment fees, mutual fund management fees and oil and gas trust management fees. See the analysis of trust and investment management fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

The decrease in other charges, commissions and fees during the three months ended March 31, 2012 compared to the same period in 2011 was primarily due to a decrease in income related to sale of annuities.

Non-interest expense for the three months ended March 31, 2012 decreased $1.1 million, or 5.0%, compared to the same period in 2011 primarily due to a decrease in other non-interest expense (down $1.3 million). The decrease in other non-interest expense was related to decreases in various overhead cost allocations as well as decreases in sundry losses from various miscellaneous items, professional services expense and sub-advisor investment management fees related to Frost Investment Advisors, LLC,, among other things.

Non-Banks

The net loss for the Non-Banks operating segment for the three months ended March 31, 2012 decreased $947 thousand, or 59.4%, compared to the same period in 2011. The decrease was primarily due to a $1.4 million increase in non-interest income, which was primarily related to increased mineral interest income related to bonus, rental and shut-in payments and oil and gas royalties received from severed mineral interests on property owned by Main Plaza Corporation, a wholly-owned non-banking subsidiary of the Corporation. The decrease in the net loss for the Non-Banks segment was also due to a $606 thousand decrease in net interest expense partly offset by a $559 thousand decrease in income tax benefits and a $517 thousand increase in non-interest expense.

Income Taxes

The Corporation recognized income tax expense of $17.5 million, for an effective rate of 22.3%, for the three months ended March 31, 2012 compared to $12.7 million, for an effective rate of 19.6%, for the three months ended March 31, 2011. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies.

Average Balance Sheet

Average assets totaled $19.9 billion for the three months ended March 31, 2012 representing an increase of $2.2 billion, or 12.7%, compared to average assets for the same period in 2011. The increase was primarily reflected in earning assets, which increased $2.3 billion, or 14.3%, during the first quarter of 2012 compared to the first quarter of 2011. The increase in earning assets was primarily due to a $3.1 billion increase in average securities partly offset by a $767.0 million decrease in average interest-bearing deposits and federal funds sold and resale agreements. The growth in average interest-earning assets was primarily funded by an increase in deposits. Total deposits averaged $16.4 billion for the first three months of 2012, increasing $1.9 billion, or 13.3%, compared to the same period in 2011. Average interest-bearing accounts totaled 61.0% and 63.7% of average total deposits during the first three months of 2012 and 2011, respectively.

Loans

Loans were as follows as of the dates indicated:

	March 31, 2012	Percentage of Total	December 31, 2011	March 31, 2011
Commercial and industrial:
Commercial	$3,709,450	45.7%	$3,553,989	$3,393,769
Leases	193,162	2.4	193,412	194,692
Asset-based	140,240	1.7	169,466	134,783

Total commercial and industrial	4,042,852	49.8	3,916,867	3,723,244

Commercial real estate:
Commercial mortgages	2,357,206	29.0	2,383,479	2,410,760
Construction	493,600	6.1	434,870	574,637
Land:	184,078	2.2	202,478	227,297

Total commercial real estate	3,034,884	37.3	3,020,827	3,212,694

Consumer real estate:
Home equity loans	288,961	3.6	282,244	274,952
Home equity lines of credit	190,371	2.4	191,960	187,573
1-4 family residential mortgages	43,284	0.5	45,943	53,587
Construction	18,910	0.2	17,544	23,504
Other	219,760	2.7	225,118	244,752

Total consumer real estate	761,286	9.4	762,809	784,368
Total real estate	3,796,170	46.7	3,783,636	3,997,062

Consumer and other:
Consumer installment	296,057	3.6	301,518	307,812
Other	8,415	0.1	11,018	17,310

Total consumer real estate	304,472	3.7	312,536	325,122

Unearned discounts	(16,781)	(0.2)	(17,910)	(20,348)

Total loans	$8,126,713	100.0%	$7,995,129	$8,025,080

Loans increased $131.6 million, or 1.6%, compared to December 31, 2011. The majority of the Corporation’s loan portfolio is comprised of commercial and industrial loans and real estate loans. Commercial and industrial loans made up 49.8% and 49.0% of total loans at March 31, 2012 and December 31, 2011, respectively while real estate loans made up 46.7% and 47.3% of total loans, respectively, at those dates. Real estate loans include both commercial and consumer balances.

Commercial and industrial loans increased $126.0 million, or 3.2%, during the first quarter of 2012. The Corporation’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Corporation’s loan policy guidelines. The commercial and industrial loan portfolio also includes the commercial lease and asset-based lending portfolios as well as purchased shared national credits (“SNC”s) which are discussed in more detail below.

Purchased shared national credits are participations purchased from upstream financial organizations and tend to be larger in size than the Corporation’s originated portfolio. The Corporation’s purchased SNC portfolio totaled $599.5 million at March 31, 2012, increasing $62.1 million, or 11.5%, from $537.4 million at December 31, 2011. At March 31, 2012, 64.1% of outstanding purchased SNCs was related to the energy industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the commercial and industrial portfolio, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of the Corporation’s customers. As a matter of policy, the Corporation generally only participates in SNCs for companies headquartered in or which have significant operations within the Corporation’s market areas. In addition, the Corporation must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.

Real estate loans increased $12.5 million, or 0.3%, during the first quarter of 2012. Real estate loans include both commercial and consumer balances. Commercial real estate loans totaled $3.0 billion at March 31, 2012 and represented 79.9% of total real estate loans. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. The Corporation’s primary focus for its commercial real estate portfolio has been growth in loans secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan.

The consumer loan portfolio, including all consumer real estate, decreased $7.0 million, or 0.7%, from December 31, 2011. As the following table illustrates, the consumer loan portfolio has three distinct segments, including consumer real estate (excluding 1-4 family residential mortgages), consumer installment and 1-4 family residential mortgages.

	March 31, 2012	December 31, 2011	March 31, 2011
Consumer real estate:
Home equity loans	$288,961	$282,244	$274,952
Home equity lines of credit	190,371	191,960	187,573
Construction	18,910	17,544	23,504
Other	219,760	225,118	244,752

Total consumer real estate	718,002	716,866	730,781

Consumer installment	296,057	301,518	307,812
1-4 family residential mortgages	43,284	45,943	53,587

Total consumer loans	$1,057,343	$1,064,327	$1,092,180

Consumer real estate loans, increased $1.1 million, or 0.2%, from December 31, 2011. Combined, home equity loans and lines of credit made up 66.8% and 66.1% of the consumer real estate loan total at March 31, 2012 and December 31, 2011, respectively. The Corporation offers home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans. In general, the Corporation no longer originates 1-4 family mortgage loans, however, from time to time, the Corporation may invest in such loans to meet the needs of its customers.

The consumer installment loan portfolio primarily consists of automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents, and other similar types of credit facilities.

Non-Performing Assets

Non-performing assets and accruing past due loans are presented in the table below. All troubled debt restructurings are reported as non-accrual loans.

	March 31, 2012	December 31, 2011	March 31, 2011
Non-accrual loans:
Commercial and industrial	$49,588	$43,874	$58,681
Commercial real estate	43,177	45,149	60,808
Consumer real estate	4,322	4,587	3,741
Consumer and other	783	728	581

Total non-accrual loans	97,870	94,338	123,811
Foreclosed assets:
Real estate	22,671	26,608	30,442
Other	5	—	450

Total foreclosed assets	22,676	26,608	30,892

Total non-performing assets	$120,546	$120,946	$154,703

Ratio of non-performing assets to:
Total loans and foreclosed assets	1.48%	1.51%	1.92%
Total assets	0.59	0.60	0.86
Accruing past due loans:
30 to 89 days past due	$38,710	$42,463	$64,600
90 or more days past due	20,618	17,417	24,499

Total accruing loans past due	$59,328	$59,880	$89,099

Ratio of accruing past due loans to total loans:
30 to 89 days past due	0.48%	0.53%	0.80%
90 or more days past due	0.25	0.22	0.31

Total accruing loans past due	0.73%	0.75%	1.11%

Non-performing assets include non-accrual loans and foreclosed assets. Non-performing assets at March 31, 2012 decreased $400 thousand from December 31, 2011 and $34.2 million from March 31, 2011. While down significantly from a year ago, in general, the level of non-performing assets during the comparable periods is reflective of weaker economic conditions which began in the latter part of 2008, although the Corporation has experienced decreases in the levels of classified assets in recent quarters. Non-accrual commercial loans included three credit relationships in excess of $5 million totaling $24.4 million at March 31, 2012 and two credit relationships in excess of $5 million totaling $17.3 million at December 31, 2011. Non-accrual real estate loans primarily consist of land development, 1-4 family residential construction credit relationships and loans secured by office buildings and religious facilities. Non-accrual commercial real estate loans included one credit relationship in excess of $5 million totaling $5.7 million at March 31, 2012 and one credit relationship in excess of $5 million totaling $5.8 million at December 31, 2011.

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

Foreclosed assets represent property acquired as the result of borrower defaults on loans. Foreclosed assets are recorded at estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for loan losses. Subsequent to foreclosure, the fair value of property held is monitored/evaluated by a third-party service and reviewed with management on a quarterly basis. Write-downs are provided for subsequent declines in value and are included in other non-interest expense along with other expenses related to maintaining the properties. During 2011, foreclosed assets, particularly among certain classes of property (primarily land), experienced significant deterioration in fair values as a result of the prevailing weaker economic conditions. Write-downs of foreclosed assets totaled $75 thousand and $241 thousand, during the three months ended March 31, 2012 and 2011, respectively. There were no significant concentrations of any properties, to which the aforementioned write-downs relate, in any single geographic region.

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At March 31, 2012 and December 31, 2011, the Corporation had $41.0 million and $42.6 million in loans of this type which are not included in either of the non-accrual or 90 days past due loan categories. At March 31, 2012, potential problem loans consisted of seven credit relationships. Of the total outstanding balance at March 31, 2012, 70.3% related to a customer in the construction industry and 14.7% related to two customers in manufacturing. Weakness in these companies’ operating performance has caused the Corporation to heighten the attention given to these credits.

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

The table below provides, as of the dates indicated, an allocation of the allowance for loan losses by loan type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	March 31,	December 31,	March 31,
	2012	2011	2011
Commercial and industrial	$45,869	$42,774	$52,800
Commercial real estate	20,003	20,912	24,551
Consumer real estate	3,699	3,540	3,485
Consumer and other	8,715	12,635	12,941
Unallocated	28,895	30,286	30,544

Total	$107,181	$110,147	$124,321

As of March 31, 2012, the reserve allocated to commercial and industrial loans increased $3.1 million compared to December 31, 2011 and decreased $6.9 million compared to March 31, 2011. The increase from December 31, 2011 was primarily due to an increase in allocations for specific loans, an increase in the allocation for distressed industries, an increase in classified loans and the effect of an increase in the volume of commercial and industrial loans partly offset by a decrease in the environmental adjustment factor. The decrease from March 31, 2011 was primarily related to a decrease in the level of classified loans, a decrease in allocations for specific loans and a decrease in the environmental adjustment factor partly offset by the effect of an increase in the volume of commercial and industrial loans and an increase in the allocation for distressed industries. Classified commercial and industrial loans (loans having a risk grade of 11, 12 or 13) totaled $143.0 million at March 31, 2012 compared to $139.2 million at December 31, 2011 and $171.0 million at March 31, 2011. Specific allocations of the allowance for loan losses related to commercial and industrial loans totaled $5.4 million at March 31, 2012 compared to $2.7 million at December 31, 2011 and $13.1 million at March 31, 2011. The environmental adjustment factor resulted in additional general valuation allowances for commercial and industrial loans totaling $5.1 million at March 31, 2012, $5.6 million at December 31, 2011 and $5.7 million at March 31, 2011. As more fully discussed in Note 3 – Loans in the accompanying notes to consolidated financial statements, the distressed industries allocation was added to the Corporation’s methodology for the determination of reserves allocated to specific loan portfolio segments in the fourth quarter of 2011. The distressed industries allocation related to commercial and industrial loans totaled $4.7 million at March 31, 2012 and $4.1 million at December 31, 2011.

As of March 31, 2012, the reserve allocated to commercial real estate loans decreased $909 thousand compared to December 31, 2011 and $4.5 million compared to March 31, 2011. The decrease from December 31, 2011 was due to a decrease in the level of classified and other high risk grade non-classified loans, a decrease in the historical loss allocation factors applied to certain categories of non-classified and classified commercial real estate loans and a decrease in the environmental adjustment factor partly offset by the effect of an increase in the volume of commercial real estate loans. The decrease from March 31, 2011 was primarily related to a decrease in the level of classified and other high risk grade non-classified loans, a decrease in the historical loss allocation factors applied to certain categories of non-classified and classified commercial real estate loans, a decrease in allocations for specific loans and a decrease in the environmental adjustment factor combined with the effect of a decrease in the volume of commercial real estate loans. The decrease in the reserve allocated to commercial real estate loans as a result of the aforementioned items was partly offset by an increase in the allocation for distressed industries. Classified commercial real estate loans totaled $177.2 million at March 31, 2012 compared to $180.0 million at December 31, 2011 and $185.8 million at March 31, 2011. Specific allocations of the allowance for loan losses related to commercial real estate loans totaled $1.1 million at both March 31, 2012 and December 31, 2011 compared to $3.6 million at March 31, 2011. The environmental adjustment factor resulted in additional general valuation allowances for commercial real estate loans totaling $3.3 million at March 31, 2012 and $3.7 million at both December 31, 2011 and March 31, 2011. The distressed industries allocation related to commercial real estate loans totaled $972 thousand at March 31, 2012 and $922 thousand at December 31, 2011.

The reserve allocated to consumer real estate loans at March 31, 2012 increased $159 thousand compared to December 31, 2011 and $214 thousand compared to March 31, 2011. The increases in the reserve allocated to consumer real estate loans were primarily due to an increase in the historical loss allocation factor applied to consumer real estate loans partly offset by a decrease in the environmental adjustment factor and the effect of a decrease in the volume of consumer real estate loans. The reserve allocated to consumer and other loans at March 31, 2012 decreased $3.9 million compared to December 31, 2011 and decreased $4.2 million compared to March 31, 2011. The decreases were primarily related to a decrease in the historical loss allocation factor applied to consumer and other loans combined with a decrease in the environmental adjustment factor and the effect of a decrease in the volume of consumer and other loans.

The unallocated portion of the allowance for loan losses represents general valuation allowances that are not allocated to specific loan portfolio segments. See Note 3 – Loans in the accompanying notes to consolidated financial statements for information regarding the components of the unallocated portion of the allowance. The unallocated portion of the allowance for loan losses at March 31, 2012 decreased $1.4 million compared to December 31, 2011. This decrease was primarily due to a decrease in the allocation for general macroeconomic risk (down $1.2 million), a decrease in the allocation for loans that did not undergo a separate, independent concurrence review during the underwriting process (down $932 thousand) and an increase in the reduction adjustment for recoveries (up $911 thousand) partly offset by an increase in the allocation for excessive industry concentrations (up $825 thousand), an increase in the allocation for highly-leveraged credit relationships (up $603 thousand) and an increase in the allocation for credit and/or collateral exceptions that exceed specified risk grades (up $595 thousand). The unallocated portion of the allowance for loan losses at March 31, 2012 decreased $1.6 million compared to March 31, 2011. This decrease was primarily due to a decrease in the allocation for general macroeconomic risk (down $3.7 million), an increase in the reduction adjustment for recoveries (up $2.3 million) and a decrease in the allocation for loans that did not undergo a separate, independent concurrence review during the underwriting process (down $1.2 million) partly offset by an increase in the allocation for excessive industry concentrations (up $5.3 million). The increase in allocations related to excessive industry concentrations was primarily related to new industry concentrations that were not considered to be excessive during the first quarter of 2011.

Activity in the allowance for loan losses is presented in the following table.

	Three Months Ended
	March 31, 2012	December 31, 2011	March 31, 2011
Balance at beginning of period	$110,147	$115,433	$126,316

Provision for loan losses	1,100	—	9,450

Charge-offs:
Commercial and industrial	(3,012)	(5,421)	(7,597)
Commercial real estate	(2,842)	(515)	(3,877)
Consumer real estate	(289)	(677)	(820)
Consumer and other	(1,985)	(2,383)	(2,302)

Total charge-offs	(8,128)	(8,996)	(14,596)

Recoveries:
Commercial and industrial	1,341	1,404	767
Commercial real estate	492	243	556
Consumer real estate	523	25	290
Consumer and other	1,706	2,038	1,538

Total recoveries	4,062	3,710	3,151

Net charge-offs	(4,066)	(5,286)	(11,445)

Balance at end of period	$107,181	$110,147	$124,321

Ratio of allowance for loan losses to:
Total loans	1.32%	1.38%	1.55%
Non-accrual loans	109.51	116.76	100.41

Ratio of annualized net charge-offs to average total loans	0.20	0.26	0.57

The provision for loan losses decreased by $8.4 million during the first quarter of 2012 compared to the first quarter of 2011. The decrease in the provision for loan losses during the first quarter of 2012 compared to the same period in 2011 and the fact that no provision was recorded during the fourth quarter of 2011 is reflective of the decreasing trend in classified loans and a decrease in net charge-offs. Management believes the recorded amount of the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, the Corporation’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

Net charge-offs during the first quarter of 2012 decreased $7.4 million compared to the first quarter of 2011 and decreased $1.2 million compared to the fourth quarter of 2011. Net charge-offs as a percentage of average loans (on an annualized basis) totaled 0.20% during the first quarter of 2012 decreasing 37 basis points compared to 0.57% during the first quarter of 2011 and 6 basis points compared 0.26% during the fourth quarter of 2011. The ratio of the allowance for loan losses to total loans decreased 6 basis points from 1.38% at December 31, 2011 to 1.32% at March 31, 2012. The overall trend in net charge-offs reflects the continued improvement in the level of classified loans. The Corporation expects the level of net charge-offs to continue to trend downward as the overall credit quality of the loan portfolio continues to improve.

Capital and Liquidity

Capital. Shareholders’ equity totaled $2.3 billion at both March 31, 2012 and December 31, 2011 and $2.1 billion at March 31, 2011. In addition to net income of $61.0 million, other changes in shareholders’ equity during the first three months of 2012 included $28.2 million of dividends paid, $5.5 million in proceeds from stock option exercises and the related tax deficiency of $377 thousand, other comprehensive income, net of tax, of $3.3 million and $2.6 million related to stock-based compensation.

The accumulated other comprehensive income/loss component of shareholders’ equity totaled a net, after-tax, unrealized gain of $244.4 million at March 31, 2012 compared to a net, after-tax, unrealized gain of $247.7 million at December 31, 2011. During the first quarter of 2012, a $5.7 million net after-tax decrease in the accumulated net gain on effective cash flow hedges was partly offset by a $1.5 million net after-tax increase in the accumulated net unrealized gain on securities available for sale and a $799 thousand net after-tax decrease in the accumulated net actuarial loss on defined-benefit post-retirement benefit plans.

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

The Corporation paid quarterly dividends of $0.46 per common share during the first quarter of 2012 and the fourth quarter of 2011 and a quarterly dividend of $0.45 per common share in the first quarter of 2011. This equates to a dividend payout ratio of 46.3%, 50.9% and 53.1% for each of these periods, respectively.

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

Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 7 - Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At March 31, 2012, Cullen/Frost had liquid assets, including cash and resell agreements, totaling $197.3 million, which included $6.3 million in cash collateral on deposit with other financial institution counterparties to interest rate swap transactions.

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

Consolidated Average Balance Sheets and Interest Income Analysis-By-Quarter

(Dollars in thousands - taxable-equivalent basis)

	March 31, 2012			December 31, 2011
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$1,100,867	$930	0.34%	$2,515,512	$1,903	0.30%
Federal funds sold and resell agreements	14,021	15	0.43	14,055	17	0.48
Securities:
Taxable	6,665,378	36,066	2.23	5,080,515	34,130	2.78
Tax-exempt	2,256,766	36,023	6.94	2,220,231	36,221	6.94

Total securities	8,922,144	72,089	3.37	7,300,746	70,351	4.02
Loans, net of unearned discounts	8,049,968	98,831	4.94	7,975,198	101,258	5.04

Total Earning Assets and Average Rate Earned	18,087,000	171,865	3.89	17,805,511	173,529	3.95
Cash and due from banks	577,936			545,367
Allowance for loan losses	(111,788)			(117,006)
Premises and equipment, net	322,831			321,776
Accrued interest and other assets	1,044,067			1,023,297

Total Assets	$19,920,046			$19,578,945

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$5,643,167			$5,584,493
Correspondent banks	330,440			327,053
Public funds	425,363			413,854

Total non-interest-bearing demand deposits	6,398,970			6,325,400
Interest-bearing deposits:
Private accounts
Savings and interest checking	2,854,493	425	0.06	2,698,273	432	0.06
Money market deposit accounts	5,682,663	2,969	0.21	5,634,846	3,286	0.23
Time accounts	1,045,009	1,026	0.39	1,088,230	1,102	0.40
Public funds	415,959	152	0.15	382,349	156	0.16

Total interest-bearing deposits	9,998,124	4,572	0.18	9,803,698	4,976	0.20

Total deposits	16,397,094			16,129,098
Federal funds purchased and repurchase agreements	633,303	34	0.02	644,662	35	0.02
Junior subordinated deferrable interest debentures	123,712	1,674	5.41	123,712	1,710	5.53
Subordinated notes payable and other notes	100,000	878	3.51	100,000	1,468	5.87
Federal Home Loan Bank advances	23	—	6.00	28	—	6.00

Total Interest-Bearing Funds and Average Rate Paid	10,855,162	7,158	0.26	10,672,100	8,189	0.31

Accrued interest and other liabilities	348,807			323,513

Total Liabilities	17,602,939			17,321,013
Shareholders’ Equity	2,317,107			2,257,932

Total Liabilities and Shareholders’ Equity	$19,920,046			$19,578,945

Net interest income		$164,707			$165,340

Net interest spread			3.63%			3.64%

Net interest income to total average earning assets			3.73%			3.76%

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

Consolidated Average Balance Sheets and Interest Income Analysis-By-Quarter

(Dollars in thousands - taxable-equivalent basis)

	March 31, 2011
	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$1,867,858	$1,171	0.25%
Federal funds sold and resell agreements	16,517	16	0.39
Securities:
Taxable	3,789,497	31,185	3.39
Tax-exempt	2,067,194	36,246	7.15

Total securities	5,856,691	67,431	4.73
Loans, net of unearned discounts	8,081,356	99,854	5.01

Total Earning Assets and Average Rate Earned	15,822,422	168,472	4.34
Cash and due from banks	652,399
Allowance for loan losses	(127,328)
Premises and equipment, net	316,036
Accrued interest and other assets	1,014,253

Total Assets	$17,677,782

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$4,679,602
Correspondent banks	336,218
Public funds	231,651

Total non-interest-bearing demand deposits	5,247,471
Interest-bearing deposits:
Private accounts
Savings and interest checking	2,437,774	585	0.10
Money market deposit accounts	5,159,976	3,753	0.29
Time accounts	1,164,835	1,409	0.49
Public funds	458,489	204	0.18

Total interest-bearing deposits	9,221,074	5,951	0.26

Total deposits	14,468,545
Federal funds purchased and repurchase agreements	521,731	131	0.10
Junior subordinated deferrable interest debentures	123,712	1,672	5.41
Subordinated notes payable and other notes	250,000	4,079	6.53
Federal Home Loan Bank advances	42	1	6.00

Total Interest-Bearing Funds and Average Rate Paid	10,116,559	11,834	0.47

Accrued interest and other liabilities	230,951

Total Liabilities	15,594,981
Shareholders’ Equity	2,082,801

Total Liabilities and Shareholders’ Equity	$17,677,782

Net interest income		$156,638

Net interest spread			3.87%

Net interest income to total average earning assets			4.03%

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

Refer to the discussion of market risks included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the 2011 Form 10-K. There has been no significant change in the types of market risks faced by the Corporation since December 31, 2011.

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

For modeling purposes, as of March 31, 2012, the model simulations projected that 100 and 200 basis point increases in interest rates would result in negative variances in net interest income of 1.8% and 2.7%, respectively, relative to the base case over the next 12 months, while a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 1.5% relative to the base case over the next 12 months. The March 31, 2012 model simulations were impacted by the assumption, for modeling purposes, that the Corporation will begin to pay interest on demand deposits in the second quarter of 2012, as further discussed below. As of March 31, 2011, the model simulations projected that 100 and 200 basis point increases in interest rates would result in negative variances in net interest income of 0.5% and 0.6%, respectively, relative to the base case over the next 12 months, while a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 0.4% relative to the base case over the next 12 months. The likelihood of a decrease in interest rates beyond 25 basis points as of March 31, 2012 and 2011 was considered remote given prevailing interest rate levels.

The Corporation has experienced significant growth in deposits in 2012 compared to 2011 which funded a significant increase in fixed-rate securities. This increase in fixed-rate securities coupled with the assumption, for modeling purposes, that the Corporation will begin paying interest on demand deposits that were previously non-interest-bearing as a result of recent legislation, as further discussed below, resulted in the model simulations indicating that the Corporation’s balance sheet will become more liability sensitive relative to the base case over the next 12 months.

As mentioned above, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) repealed the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. Although the ultimate impact of this legislation on the Corporation has not yet been determined, the Corporation may begin to incur interest costs associated with demand deposits in the future as market conditions warrant. If this were to occur, the Corporation’s balance sheet would likely become more liability sensitive. Because the interest rate that will ultimately be paid on these demand deposits depends upon a variety of factors, some of which are beyond the Corporation’s control, the Corporation assumed an aggressive pricing structure for the purposes of the model simulations discussed above with interest payments beginning in the second quarter of 2012. Should the actual interest rate paid on demand deposits be less than the rate assumed in the model simulations, or should the interest rate paid for such deposits become an administered rate with less direct correlation to movements in general market interest rates, the Corporation’s balance sheet could be less liability sensitive than the model simulations currently indicate.

As of March 31, 2012, the effects of a 200 basis point increase and a 25 basis point decrease in interest rates on the Corporation’s derivative holdings would not result in a significant variance in the Corporation’s net interest income.

The effects of hypothetical fluctuations in interest rates on the Corporation’s securities classified as “trading” under ASC Topic 320, “Investments—Debt and Equity Securities,” are not significant, and, as such, separate quantitative disclosure is not presented.

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

There has been no material change in the risk factors previously disclosed under Item 1A. of the Corporation’s 2011 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Corporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation’s common stock during the three months ended March 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
January 1, 2012 to January 31, 2012	—	$—	—	—
February 1, 2012 to February 29, 2012	—	—	—	—
March 1, 2012 to March 31, 2012	—	—	—	—

Total	—	$—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Corporation’s Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Corporation’s Chief Financial Officer

32.1+	Section 1350 Certification of the Corporation’s Chief Executive Officer

32.2+	Section 1350 Certification of the Corporation’s Chief Financial Officer

101++	Interactive Data File

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
++	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cullen/Frost Bankers, Inc.
(Registrant)

Date: April 25, 2012	By:	/s/ Phillip D. Green
Phillip D. Green
Group Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer, Principal Financial
Officer and Principal Accounting Officer)