Form 10-Q
period 2012-06-30
CULLEN/FROST BANKERS, INC.
filed 2012-07-25
CIK 39263

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2012

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

As of July 19, 2012, there were 61,405,024 shares of the registrant’s Common Stock, $.01 par value, outstanding.

Cullen/Frost Bankers, Inc.

Quarterly Report on Form 10-Q

June 30, 2012

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Cullen/Frost Bankers, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	June 30, 2012	December 31, 2011	June 30, 2011
Assets:
Cash and due from banks	$609,211	$574,039	$575,464
Interest-bearing deposits	1,673,538	2,314,251	2,836,046
Federal funds sold and resell agreements	12,502	19,302	9,051

Total cash and cash equivalents	2,295,251	2,907,592	3,420,561
Securities held to maturity, at amortized cost	365,356	365,996	349,997
Securities available for sale, at estimated fair value	8,475,767	7,789,700	5,432,354
Trading account securities	16,563	13,609	14,517
Loans, net of unearned discounts	8,489,763	7,995,129	8,068,212
Less: Allowance for loan losses	(105,648)	(110,147)	(122,741)

Net loans	8,384,115	7,884,982	7,945,471
Premises and equipment, net	319,904	319,042	316,165
Goodwill	535,560	528,072	528,072
Other intangible assets, net	10,039	10,604	12,764
Cash surrender value of life insurance policies	136,041	133,967	131,883
Accrued interest receivable and other assets	327,630	363,681	326,602

Total assets	$20,866,226	$20,317,245	$18,478,386

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$7,136,674	$6,672,555	$5,818,692
Interest-bearing deposits	10,140,443	10,084,193	9,285,439

Total deposits	17,277,117	16,756,748	15,104,131
Federal funds purchased and repurchase agreements	656,025	722,202	574,132
Junior subordinated deferrable interest debentures	123,712	123,712	123,712
Other long-term borrowings	100,017	100,026	250,036
Accrued interest payable and other liabilities	346,744	331,020	249,730

Total liabilities	18,503,615	18,033,708	16,301,741
Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; none issued	—	—	—
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 61,404,274, shares issued at June 30, 2012, 61,271,603 shares issued at December 31, 2011 and 61,271,603 shares issued at June 30, 2011	614	613	613
Additional paid-in capital	692,625	680,803	673,620
Retained earnings	1,416,097	1,354,759	1,301,279
Accumulated other comprehensive income, net of tax	253,275	247,734	202,589
Treasury stock, 7,640 shares at December 31, 2011 and 26,359 shares at June 30, 2011, at cost	—	(372)	(1,456)

Total shareholders’ equity	2,362,611	2,283,537	2,176,645

Total liabilities and shareholders’ equity	$20,866,226	$20,317,245	$18,478,386

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest income:
Loans, including fees	$98,336	$99,811	$195,687	$198,299
Securities:
Taxable	34,399	31,668	70,465	62,853
Tax-exempt	22,125	23,169	44,628	45,902
Interest-bearing deposits	903	1,472	1,833	2,643
Federal funds sold and resell agreements	33	13	48	29

Total interest income	155,796	156,133	312,661	309,726

Interest expense:
Deposits	4,547	5,946	9,119	11,897
Federal funds purchased and repurchase agreements	34	83	68	214
Junior subordinated deferrable interest debentures	1,711	1,691	3,385	3,363
Other long-term borrowings	287	4,080	1,165	8,160

Total interest expense	6,579	11,800	13,737	23,634

Net interest income	149,217	144,333	298,924	286,092
Provision for loan losses	2,355	8,985	3,455	18,435

Net interest income after provision for loan losses	146,862	135,348	295,469	267,657

Non-interest income:
Trust and investment management fees	21,279	20,313	41,931	39,784
Service charges on deposit accounts	20,639	21,328	41,433	42,578
Insurance commissions and fees	9,171	7,908	21,548	18,402
Interchange and debit card transaction fees	4,292	8,695	8,409	16,740
Other charges, commissions and fees	7,825	6,825	15,175	14,053
Net gain (loss) on securities transactions	370	—	(121)	5
Other	6,187	5,723	13,367	11,563

Total non-interest income	69,763	70,792	141,742	143,125

Non-interest expense:
Salaries and wages	62,624	61,775	126,326	124,205
Employee benefits	14,048	13,050	30,749	28,361
Net occupancy	12,213	11,823	24,010	23,475
Furniture and equipment	13,734	12,628	27,154	24,909
Deposit insurance	2,838	2,598	5,335	7,358
Intangible amortization	994	1,107	2,005	2,227
Other	36,085	33,816	68,997	66,323

Total non-interest expense	142,536	136,797	284,576	276,858

Income before income taxes	74,089	69,343	152,635	133,924
Income taxes	16,027	13,657	33,540	26,310

Net income	$58,062	$55,686	$119,095	$107,614

Earnings per common share:
Basic	$0.94	$0.91	$1.94	$1.76
Diluted	0.94	0.91	1.93	1.75

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$58,062	$55,686	$119,095	$107,614

Other comprehensive income (loss), before tax:
Securities available for sale:
Change in net unrealized gain/loss during the period	20,968	82,674	22,850	90,964
Reclassification adjustment for net (gains) losses included in net income	(370)	—	121	(5)

Total securities available for sale	20,598	82,674	22,971	90,959

Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	1,428	782	2,657	1,565
Derivatives:
Change in the accumulated gain/loss on effective cash flow hedge derivatives	(64)	(1,716)	(491)	(1,651)
Reclassification adjustments for (gains) losses included in net income:
Interest rate swaps on variable-rate loans	(9,345)	(9,345)	(18,690)	(18,690)
Interest rate swap on junior subordinated deferrable interest debentures	1,044	1,100	2,077	2,186

Total derivatives	(8,365)	(9,961)	(17,104)	(18,155)

Other comprehensive income (loss), before tax	13,661	73,495	8,524	74,369
Deferred tax expense (benefit) related to other comprehensive income	4,782	25,724	2,983	26,030

Other comprehensive income (loss), net of tax	8,879	47,771	5,541	48,339

Comprehensive income	$66,941	$103,457	$124,636	$155,953

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except per share amounts)

	Six Months Ended June 30,
	2012	2011
Total shareholders’ equity at beginning of period	$2,283,537	$2,061,680

Net income	119,095	107,614
Other comprehensive income	5,541	48,339
Stock option exercises (140,311 shares in 2012 and 144,203 shares in 2011)	7,211	7,239
Stock compensation expense recognized in earnings	5,398	7,583
Tax benefits (deficiencies) related to stock compensation	(414)	278
Purchase of treasury stock (29,823 shares in 2011)	—	(1,657)
Common stock issued/sold to the 401(k) stock purchase plan (22,680 shares in 2011)	—	1,360
Cash dividends ($0.94 per share in 2012 and $0.91 per share in 2011)	(57,757)	(55,791)

Total shareholders’ equity at end of period	$2,362,611	$2,176,645

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Six Months Ended June 30,
	2012	2011
Operating Activities:
Net income	$119,095	$107,614
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	3,455	18,435
Deferred tax expense (benefit)	(3,977)	245
Accretion of loan discounts	(5,663)	(5,773)
Securities premium amortization (discount accretion), net	9,222	4,905
Net (gain) loss on securities transactions	121	(5)
Depreciation and amortization	18,942	18,500
Net loss on sale/write-down of assets/foreclosed assets	2,598	2,303
Stock-based compensation	5,398	7,583
Net tax benefit (deficiency) from stock-based compensation	(490)	(89)
Excess tax benefits from stock-based compensation	(76)	(367)
Earnings on life insurance policies	(2,074)	(1,961)
Net change in:
Trading account securities	(2,954)	584
Accrued interest receivable and other assets	23,261	31,745
Accrued interest payable and other liabilities	597	(18,048)

Net cash from operating activities	167,455	165,671

Investing Activities:
Securities held to maturity:
Purchases	—	(66,688)
Maturities, calls and principal repayments	489	301
Securities available for sale:
Purchases	(17,060,846)	(6,195,363)
Sales	15,987,480	5,548,386
Maturities, calls and principal repayments	401,078	458,171
Net change in loans	(501,622)	19,018
Net cash paid in acquisitions	(7,199)	(1,044)
Proceeds from sales of premises and equipment	3,613	1,131
Purchases of premises and equipment	(16,032)	(12,272)
Proceeds from sales of repossessed properties	9,530	8,876

Net cash from investing activities	(1,183,509)	(239,484)

Financing Activities:
Net change in deposits	520,369	624,789
Net change in short-term borrowings	(66,177)	98,459
Principal payments on long-term borrowings	(9)	(9)
Proceeds from stock option exercises	7,211	7,239
Excess tax benefits from stock-based compensation	76	367
Purchase of treasury stock	—	(1,657)
Cash dividends paid	(57,757)	(55,791)

Net cash from financing activities	403,713	673,397

Net change in cash and cash equivalents	(612,341)	599,584
Cash and equivalents at beginning of period	2,907,592	2,820,977

Cash and equivalents at end of period	$2,295,251	$3,420,561

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

Cash Flow Reporting. Additional cash flow information was as follows:

	Six Months Ended June 30,
	2012	2011
Cash paid for interest	$16,007	$24,473
Cash paid for income tax	13,947	12,406

Significant non-cash transactions:
Loans foreclosed and transferred to other real estate owned and foreclosed assets	4,697	13,553
Common stock/treasury stock issued to the Corporation’s 401(k) stock purchase plan	—	1,360

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

Note 2 - Securities

A summary of the amortized cost and estimated fair value of securities, excluding trading securities, is presented below.

	June 30, 2012				December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity
U. S. Treasury	$247,989	$31,932	$—	$279,921	$247,797	$31,715	$—	$279,512
Residential mortgage-backed securities	11,367	290	—	11,657	11,874	153	—	12,027
States and political subdivisions	105,000	9,444	—	114,444	105,325	6,597	—	111,922
Other	1,000	—	—	1,000	1,000	—	—	1,000

Total	$365,356	$41,666	$—	$407,022	$365,996	$38,465	$—	$404,461

Available for Sale:
U. S. Treasury	$3,019,137	$39,063	$—	$3,058,200	$2,020,621	$36,111	$—	$2,056,732
U.S. government agencies/corporations	250,000	528	—	250,528	250,000	884	—	250,884
Residential mortgage-backed securities	2,789,723	157,673	1	2,947,395	3,135,064	154,386	180	3,289,270
States and political subdivisions	2,008,745	175,228	209	2,183,764	1,996,703	158,133	23	2,154,813
Other	35,880	—	—	35,880	38,001	—	—	38,001

Total	$8,103,485	$372,492	$210	$8,475,767	$7,440,389	$349,514	$203	$7,789,700

All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the above table. The carrying value of securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $2.1 billion at June 30, 2012 and $2.4 billion at December 31, 2011.

As of June 30, 2012, securities, with unrealized losses segregated by length of impairment, were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available for Sale
Residential mortgage-backed securities	$—	$—	$48	$1	$48	$1
States and political subdivisions	39,348	209	—	—	39,348	209

Total	$39,348	$209	$48	$1	$39,396	$210

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

Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time the Corporation will receive full value for the securities. Furthermore, as of June 30, 2012, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Corporation will not have to sell any such securities before a recovery of cost. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2012, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Corporation’s consolidated income statement.

The amortized cost and estimated fair value of securities, excluding trading securities, at June 30, 2012 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities and equity securities are shown separately since they are not due at a single maturity date.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,000	$1,000	$14,302	$14,480
Due after one year through five years	247,989	279,921	3,394,320	3,443,606
Due after five years through ten years	3,311	3,653	201,784	217,308
Due after ten years	101,689	110,791	1,667,476	1,817,098
Residential mortgage-backed securities	11,367	11,657	2,789,723	2,947,395
Equity securities	—	—	35,880	35,880

Total	$365,356	$407,022	$8,103,485	$8,475,767

Sales of securities available for sale were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Proceeds from sales	$6,002,402	$845	$15,987,480	$5,548,386
Gross realized gains	371	—	2,508	9
Gross realized losses	(1)	—	(2,629)	4
Tax (expense) benefit of securities gains/losses	(130)	—	42	(2)

Trading account securities, at estimated fair value, were as follows:

	June 30,	December 31,
	2012	2011
U.S. Treasury	$13,410	$13,609
States and political subdivisions	3,153	—

Total	$16,563	$13,609

Net gains and losses on trading account securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net gain on sales transactions	$299	$161	$622	$469
Net mark-to-market gains (losses)	(19)	7	(79)	7

Net gain on trading account securities	$280	$168	$543	$476

Note 3 - Loans

Loans were as follows:

	June 30,	Percentage	December 31,	Percentage	June 30,	Percentage
	2012	of Total	2011	of Total	2011	of Total
Commercial and industrial:
Commercial	$3,911,502	46.1%	$3,553,989	44.5%	$3,510,738	43.5%
Leases	236,891	2.8	193,412	2.4	184,991	2.3
Asset-based	161,496	1.9	169,466	2.1	146,421	1.8

Total commercial and industrial	4,309,889	50.8	3,916,867	49.0	3,842,150	47.6
Commercial real estate:
Commercial mortgages	2,396,609	28.2	2,383,479	29.8	2,403,350	29.8
Construction	538,681	6.3	434,870	5.5	533,132	6.6
Land	184,612	2.2	202,478	2.5	220,617	2.7

Total commercial real estate	3,119,902	36.7	3,020,827	37.8	3,157,099	39.1
Consumer real estate:
Home equity loans	288,917	3.4	282,244	3.5	276,869	3.4
Home equity lines of credit	189,910	2.2	191,960	2.4	189,356	2.4
1-4 family residential mortgages	39,006	0.5	45,943	0.6	49,849	0.6
Construction	19,498	0.2	17,544	0.2	17,952	0.2
Other	224,729	2.7	225,118	2.8	239,043	3.0

Total consumer real estate	762,060	9.0	762,809	9.5	773,069	9.6

Total real estate	3,881,962	45.7	3,783,636	47.3	3,930,168	48.7
Consumer and other:
Consumer installment	306,130	3.6	301,518	3.8	298,327	3.7
Other	10,873	0.1	11,018	0.1	15,978	0.2

Total consumer and other	317,003	3.7	312,536	3.9	314,305	3.9
Unearned discounts	(19,091)	(0.2)	(17,910)	(0.2)	(18,411)	(0.2)

Total loans	$8,489,763	100.0%	$7,995,129	100.0%	$8,068,212	100.0%

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Corporation’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Corporation’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Corporation avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Corporation also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At June 30, 2012, approximately 57% of the outstanding principal balance of the Corporation’s commercial real estate loans were secured by owner-occupied properties.

With respect to loans to developers and builders that are secured by non-owner occupied properties that the Corporation may originate from time to time, the Corporation generally requires the borrower to have had an existing relationship with the Corporation and have a proven record of success. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the completed project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Corporation until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

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

Concentrations of Credit. Most of the Corporation’s lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio, as well as other markets. The majority of the Corporation’s loan portfolio consists of commercial and industrial and commercial real estate loans. Other than energy loans, as of June 30, 2012 there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Foreign Loans. The Corporation has U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at June 30, 2012 or December 31, 2011.

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

Non-accrual loans, segregated by class of loans, were as follows:

	June 30,	December 31,	June 30,
	2012	2011	2011
Commercial and industrial:
Energy	$—	$—	$—
Other commercial	43,855	43,874	73,686
Commercial real estate:
Buildings, land and other	42,226	43,820	49,787
Construction	2,245	1,329	2,942
Consumer real estate	3,241	4,587	3,683
Consumer and other	688	728	430

Total	$92,255	$94,338	$130,528

Had non-accrual loans performed in accordance with their original contract terms, the Corporation would have recognized additional interest income, net of tax, of approximately $639 thousand and $1.3 million for the three and six months ended June 30, 2012, compared to $861 thousand and $1.7 million for the same periods in 2011.

An age analysis of past due loans (including both accruing and non-accruing loans), segregated by class of loans, as of June 30, 2012 was as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and industrial:
Energy	$—	$—	$—	$1,063,480	$1,063,480	$—
Other commercial	27,667	22,549	50,216	3,196,193	3,246,409	7,210
Commercial real estate:
Buildings, land and other	20,699	10,433	31,132	2,550,089	2,581,221	3,300
Construction	571	1,203	1,774	536,907	538,681	146
Consumer real estate	6,610	3,385	9,995	752,065	762,060	2,042
Consumer and other	3,086	168	3,254	313,749	317,003	126
Unearned discounts	—	—	—	(19,091)	(19,091)	—

Total	$58,633	$37,738	$96,371	$8,393,392	$8,489,763	$12,824

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

	Unpaid	Recorded	Recorded			Average Recorded
	Contractual	Investment	Investment	Total		Investment
	Principal	With No	With	Recorded	Related	Quarter	Year
	Balance	Allowance	Allowance	Investment	Allowance	To Date	To Date
June 30, 2012
Commercial and industrial:
Energy	$—	$—	$—	$—	$—	$—	$—
Other commercial	51,506	22,115	17,088	39,203	5,140	41,970	41,090
Commercial real estate:
Buildings, land and other	47,785	32,892	6,154	39,046	1,148	39,055	39,680
Construction	2,541	2,197	—	2,197	—	1,717	1,572
Consumer real estate	1,343	1,279	—	1,279	—	1,928	2,109
Consumer and other	456	439	—	439	—	487	509

Total	$103,631	$58,922	$23,242	$82,164	$6,288	$85,157	$84,960

December 31, 2011
Commercial and industrial:
Energy	$—	$—	$—	$—	$—	$—	$—
Other commercial	57,723	34,712	4,619	39,331	2,696	46,151	53,830
Commercial real estate:
Buildings, land and other	51,163	38,686	2,243	40,929	1,113	41,522	48,635
Construction	1,568	1,281	—	1,281	—	1,527	4,339
Consumer real estate	2,499	1,719	751	2,470	95	2,484	1,845
Consumer and other	562	554	—	554	—	561	265

Total	$113,515	$76,952	$7,613	$84,565	$3,904	$92,245	$108,914

June 30, 2011
Commercial and industrial:
Energy	$—	$—	$—	$—	$—	$—	$—
Other commercial	82,311	48,401	20,021	68,422	16,983	60,705	58,950
Commercial real estate:
Buildings, land and other	57,117	40,937	5,854	46,791	1,316	49,164	53,377
Construction	3,181	2,756	—	2,756	—	4,672	6,214
Consumer real estate	1,956	1,540	416	1,956	100	1,871	1,420
Consumer and other	102	101	—	101	—	101	67

Total	$144,667	$93,735	$26,291	$120,026	$18,399	$116,513	$120,028

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

There were no troubled debt restructurings during the six months ended June 30, 2012. During the six months ended June 30, 2011, the Corporation had troubled debt restructurings of commercial real estate loans with an aggregate restructuring date balance of $4.2 million. All of the loans identified as troubled debt restructurings by the Corporation during the six months ended June 30, 2011 were previously on non-accrual status and reported as impaired loans prior to restructuring. The modifications primarily related to extending the amortization periods of the loans. The Corporation did not grant interest-rate concessions on any restructured loan. All loans restructured during the reported periods were on non-accrual status as of the end of those periods. Because the loans were classified and on non-accrual status both before and after restructuring, the modifications did not impact the Corporation’s determination of the allowance for loan losses. During the six months ended June 30, 2012, defaults on loans restructured during 2011 were not significant and such defaults did not significantly impact the Corporation’s determination of the allowance for loan losses.

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

The Corporation utilizes a risk grading matrix to assign a risk grade to each of its commercial loans. Loans are graded on a scale of 1 to 14. A description of the general characteristics of the 14 risk grades is as follows:

•

Grades 1, 2 and 3 – These grades include loans to very high credit quality borrowers of investment or near investment grade. These borrowers are generally publicly traded (grades 1 and 2), have significant capital strength, moderate leverage, stable earnings and growth, and readily available financing alternatives. Smaller entities, regardless of strength, would generally not fit in these grades.

•

Grades 4 and 5 – These grades include loans to borrowers of solid credit quality with moderate risk. Borrowers in these grades are differentiated from higher grades on the basis of size (capital and/or revenue), leverage, asset quality and the stability of the industry or market area.

•

Grades 6, 7 and 8 – These grades include “pass grade” loans to borrowers of acceptable credit quality and risk. Such borrowers are differentiated from Grades 4 and 5 in terms of size, secondary sources of repayment or they are of lesser stature in other key credit metrics in that they may be over-leveraged, under capitalized, inconsistent in performance or in an industry or an economic area that is known to have a higher level of risk, volatility, or susceptibility to weaknesses in the economy.

•

Grade 9 – This grade includes loans on management’s “watch list” and is intended to be utilized on a temporary basis for pass grade borrowers where a significant risk-modifying action is anticipated in the near term.

•

Grade 10 – This grade is for “Other Assets Especially Mentioned” in accordance with regulatory guidelines. This grade is intended to be temporary and includes loans to borrowers whose credit quality has clearly deteriorated and are at risk of further decline unless active measures are taken to correct the situation.

•

Grade 11 – This grade includes “Substandard” loans, in accordance with regulatory guidelines, for which the accrual of interest has not been stopped. By definition under regulatory guidelines, a “Substandard” loan has defined weaknesses which make payment default or principal exposure likely, but not yet certain. Such loans are apt to be dependent upon collateral liquidation, a secondary source of repayment or an event outside of the normal course of business.

•

Grade 12 – This grade includes “Substandard” loans, in accordance with regulatory guidelines, for which the accrual of interest has been stopped. This grade includes loans where interest is more than 120 days past due and not fully secured and loans where a specific valuation allowance may be necessary, but generally does not exceed 30% of the principal balance.

•

Grade 13 – This grade includes “Doubtful” loans in accordance with regulatory guidelines. Such loans are placed on non-accrual status and may be dependent upon collateral having a value that is difficult to determine or upon some near-term event which lacks certainty. Additionally, these loans generally have a specific valuation allowance in excess of 30% of the principal balance.

•

Grade 14 – This grade includes “Loss” loans in accordance with regulatory guidelines. Such loans are to be charged-off or charged-down when payment is acknowledged to be uncertain or when the timing or value of payments cannot be determined. “Loss” is not intended to imply that the loan or some portion of it will never be paid, nor does it in any way imply that there has been a forgiveness of debt.

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

	June 30, 2012		December 31, 2011		June 30, 2011
	Weighted		Weighted		Weighted
	Average		Average		Average
	Risk Grade	Loans	Risk Grade	Loans	Risk Grade	Loans
Commercial and industrial:
Energy
Risk grades 1-8	5.42	$1,061,572	5.21	$868,561	5.36	$800,855
Risk grade 9	9.00	1,908	9.00	2,025	9.00	1,477
Risk grade 10	10.00	—	10.00	—	10.00	—
Risk grade 11	11.00	—	11.00	—	11.00	—
Risk grade 12	12.00	—	12.00	—	12.00	—
Risk grade 13	13.00	—	13.00	—	13.00	—

Total energy	5.43	$1,063,480	5.22	$870,586	5.37	$802,332

Other commercial
Risk grades 1-8	6.11	$3,003,954	6.20	$2,802,037	6.17	$2,648,041
Risk grade 9	9.00	58,491	9.00	55,105	9.00	146,112
Risk grade 10	10.00	51,870	10.00	49,982	10.00	51,458
Risk grade 11	11.00	88,239	11.00	96,046	11.00	119,946
Risk grade 12	12.00	38,671	12.00	39,826	12.00	52,428
Risk grade 13	13.00	5,184	13.00	3,285	13.00	21,833

Total other commercial	6.44	$3,246,409	6.55	$3,046,281	6.71	$3,039,818

Commercial real estate:
Buildings, land and other
Risk grades 1-8	6.68	$2,292,826	6.69	$2,266,576	6.68	$2,282,540
Risk grade 9	9.00	99,230	9.00	103,894	9.00	113,400
Risk grade 10	10.00	33,207	10.00	45,278	10.00	73,031
Risk grade 11	11.00	113,673	11.00	126,594	11.00	105,209
Risk grade 12	12.00	40,857	12.00	41,747	12.00	47,484
Risk grade 13	13.00	1,428	13.00	1,868	13.00	2,303

Total commercial real estate	7.09	$2,581,221	7.14	$2,585,957	7.15	$2,623,967

Construction
Risk grades 1-8	6.94	$498,707	6.95	$378,530	7.04	$455,036
Risk grade 9	9.00	31,139	9.00	30,376	9.00	26,637
Risk grade 10	10.00	4,915	10.00	16,186	10.00	34,332
Risk grade 11	11.00	1,675	11.00	8,449	11.00	14,185
Risk grade 12	12.00	2,245	12.00	1,329	12.00	2,942
Risk grade 13	13.00	—	13.00	—	13.00	—

Total construction	7.12	$538,681	7.30	$434,870	7.46	$533,132

The Corporation has established maximum loan to value standards to be applied during the origination process of commercial and consumer real estate loans. The Corporation does not subsequently monitor loan-to-value ratios (either individually or on a weighted-average basis) for loans that are subsequently considered to be of a pass grade (grades 9 or better) and/or current with respect to principal and interest payments. As stated above, when an individual commercial real estate loan has a calculated risk grade of 10 or higher, a special assets officer analyzes the loan to determine whether the loan is impaired. At that time, the Corporation reassesses the loan to value position in the loan. If the loan is determined to be collateral dependent, specific allocations of the allowance for loan losses are made for the amount of any collateral deficiency. If a collateral deficiency is ultimately deemed to be uncollectible, the amount is charged-off. These loans and related assessments of collateral position are monitored on an individual, case-by-case basis. The Corporation does not monitor loan-to-value ratios on a weighted-average basis for commercial real estate loans having a calculated risk grade of 10 or higher. Nonetheless, there were four commercial real estate loans having a calculated risk grade of 10 or higher in excess of $5 million as of June 30, 2012, which totaled $41.3 million and had a weighted-average loan-to-value ratio of 70.8%.

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

Net (charge-offs)/recoveries, segregated by class of loans, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Commercial and industrial:
Energy	$—	$2	$4	$4
Other commercial	(3,180)	(4,720)	(4,855)	(11,552)
Commercial real estate:
Buildings, land and other	493	(4,362)	(1,867)	(7,527)
Construction	12	(196)	22	(352)
Consumer real estate	(519)	(362)	(285)	(892)
Consumer and other	(694)	(927)	(973)	(1,691)

Total	$(3,888)	$(10,565)	$(7,954)	$(22,010)

In assessing the general economic conditions in the State of Texas, management monitors and tracks the Texas Leading Index (“TLI”), which is produced by the Federal Reserve Bank of Dallas. The TLI is a single summary statistic that is designed to signal the likelihood of the Texas economy’s transition from expansion to recession and vice versa. Management believes this index provides a reliable indication of the direction of overall credit quality. The TLI is a composite of the following eight leading indicators: (i) Texas Value of the Dollar, (ii) U.S. Leading Index, (iii) real oil prices (iv) well permits, (v) initial claims for unemployment insurance, (vi) Texas Stock Index, (vii) Help-Wanted Index and (viii) average weekly hours worked in manufacturing. The TLI totaled 123.2 at May 31, 2012 (most recent date available), 120.4 at December 31, 2011 and 121.5 at June 30, 2011. A higher TLI value implies more favorable economic conditions.

Allowance for Loan Losses. The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Corporation’s allowance for loan loss methodology follows the accounting guidance set forth in U.S. generally accepted accounting principles and the Interagency Policy Statement on the Allowance for Loan and Lease Losses, which was jointly issued by the U.S. bank regulatory agencies. In that regard, the Corporation’s allowance for loan losses includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Corporation’s process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The provision for loan losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance for loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

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

The components of the general valuation allowance include (i) the additional reserves allocated as a result of applying an environmental risk adjustment factor to the base historical loss allocation, (ii) the additional reserves allocated for loans to borrowers in distressed industries and (iii) the additional reserves allocated for groups of similar loans with risk characteristics that exceed certain concentration limits established by management.

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

During the fourth quarter of 2011, the Corporation refined its methodology for the determination of the allowance for loan losses to provide reserves for loans to borrowers in distressed industries. To determine the amount of the allocation, management calculates the weighted-average risk grade for all loans to borrowers in distressed industries by loan portfolio segment. A multiple is then applied to the amount by which the weighted-average risk grade for loans to borrowers in distressed industries exceeds the weighted-average risk grade for all pass-grade loans within the loan portfolio segment to derive an allocation factor for loans to borrowers in distressed industries. The amount of the allocation for each loan portfolio segment is the product of this allocation factor and the outstanding balance of pass-grade loans within the identified distressed industries that have a risk grade of 6 or higher. This change in the Corporation’s methodology for the determination of the allowance for loan losses did not significantly impact the provision for loan losses recorded during 2011. Management identifies potential distressed industries by analyzing industry trends related to delinquencies, classifications and charge-offs. At June 30, 2012 and December 31, 2011, contractors were considered to be a distressed industry based on elevated levels of delinquencies, classifications and charge-offs relative to other industries within the Corporation’s loan portfolio. Furthermore, the Corporation determined, through a review of borrower financial information that, as a whole, contractors have experienced, among other things, decreased revenues, reduced backlog of work, compressed margins and little, if any, net income.

General valuation allowances include allocations for groups of loans with similar risk characteristics that exceed certain concentration limits established by management and/or the Corporation’s board of directors. Concentration risk limits have been established, among other things, for certain industry concentrations, large balance and highly leveraged credit relationships that exceed specified risk grades, and loans originated with policy, credit and/or collateral exceptions that exceed specified risk grades. Additionally, general valuation allowances are provided for loans that did not undergo a separate, independent concurrence review during the underwriting process (generally those loans under $1.0 million at origination). The Corporation’s allowance methodology for general valuation allowances also includes a reduction factor for recoveries of prior charge-offs to compensate for the fact that historical loss allocations are based upon gross charge-offs rather than net. The adjustment for recoveries is based on the lower of annualized, year-to-date gross recoveries or the total gross recoveries for the preceding four quarters, adjusted, when necessary, for expected future trends in recoveries.

The following table presents details of the allowance for loan losses, segregated by loan portfolio segment. Prior to June 30, 2012, certain general valuation allowances were not allocated to specific loan portfolio segments.

	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Unallocated	Total
June 30, 2012
Historical valuation allowances	$32,083	$14,979	$2,980	$7,281	$—	$57,323
Specific valuation allowances	5,140	1,148	—	—	—	6,288
General valuation allowances:
Environmental risk adjustment	5,335	3,266	642	1,731	—	10,974
Distressed industries	4,732	1,373	—	—	—	6,105
Excessive industry concentrations	5,017	4,263	—	—	—	9,280
Large relationship concentrations	1,342	973	—	—	—	2,315
Highly-leveraged credit relationships	2,874	1,120	—	—	—	3,994
Policy exceptions	—	—	—	—	2,258	2,258
Credit and collateral exceptions	—	—	—	—	2,252	2,252
Loans not reviewed by concurrence	2,249	2,444	2,332	1,155	—	8,180
Adjustment for recoveries	(5,297)	(1,935)	(719)	(6,518)	—	(14,469)
General macroeconomic risk	—	—	—	—	11,148	11,148

Total	$53,475	$27,631	$5,235	$3,649	$15,658	$105,648

December 31, 2011
Historical valuation allowances	$30,368	$15,153	$2,742	$9,876	$—	$58,139
Specific valuation allowances	2,696	1,113	95	—	—	3,904
General valuation allowances:
Environmental risk adjustment	5,656	3,724	703	2,759	—	12,842
Distressed industries	4,054	922	—	—	—	4,976
Excessive industry concentrations	—	—	—	—	6,995	6,995
Large relationship concentrations	—	—	—	—	2,232	2,232
Highly-leveraged credit relationships	—	—	—	—	3,530	3,530
Policy exceptions	—	—	—	—	2,121	2,121
Credit and collateral exceptions	—	—	—	—	1,603	1,603
Loans not reviewed by concurrence	—	—	—	—	9,030	9,030
Adjustment for recoveries	—	—	—	—	(13,071)	(13,071)
General macroeconomic risk	—	—	—	—	17,846	17,846

Total	$42,774	$20,912	$3,540	$12,635	$30,286	$110,147

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

The following table details activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2012 and 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial
	and	Commercial	Consumer	Consumer
	Industrial	Real Estate	Real Estate	and Other	Unallocated	Total
Three months ended:
June 30, 2012
Beginning balance	$45,869	$20,003	$3,699	$8,715	$28,895	$107,181
Provision for loan losses	10,786	7,123	2,055	(4,372)	(13,237)	2,355
Charge-offs	(4,474)	(353)	(606)	(2,229)	—	(7,662)
Recoveries	1,294	858	87	1,535	—	3,774

Net charge-offs	(3,180)	505	(519)	(694)	—	(3,888)

Ending balance	$53,475	$27,631	$5,235	$3,649	$15,658	$105,648

June 30, 2011
Beginning balance	$52,800	$24,551	$3,485	$12,941	$30,544	$124,321
Provision for loan losses	8,484	908	560	597	(1,564)	8,985
Charge-offs	(5,576)	(4,694)	(459)	(2,397)	—	(13,126)
Recoveries	858	136	97	1,470	—	2,561

Net charge-offs	(4,718)	(4,558)	(362)	(927)	—	(10,565)

Ending balance	$56,566	$20,901	$3,683	$12,611	$28,980	$122,741

Six months ended:
June 30, 2012
Beginning balance	$42,774	$20,912	$3,540	$12,635	$30,286	$110,147
Provision for loan losses	15,552	8,564	1,980	(8,013)	(14,628)	3,455
Charge-offs	(7,486)	(3,195)	(895)	(4,214)	—	(15,790)
Recoveries	2,635	1,350	610	3,241	—	7,836

Net charge-offs	(4,851)	(1,845)	(285)	(973)	—	(7,954)

Ending balance	$53,475	$27,631	$5,235	$3,649	$15,658	$105,648

June 30, 2011
Beginning balance	$57,789	$28,534	$3,223	$11,974	$24,796	$126,316
Provision for loan losses	10,325	246	1,352	2,328	4,184	18,435
Charge-offs	(13,173)	(8,572)	(1,279)	(4,699)	—	(27,723)
Recoveries	1,625	693	387	3,008	—	5,713

Net charge-offs	(11,548)	(7,879)	(892)	(1,691)	—	(22,010)

Ending balance	$56,566	$20,901	$3,683	$12,611	$28,980	$122,741

The following table details the amount of the allowance for loan losses allocated to each portfolio segment as of June 30, 2012 and 2011, detailed on the basis of the impairment methodology used by the Corporation.

	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Unallocated	Total
June 30, 2012
Loans individually evaluated for impairment	$17,983	$2,728	$—	$—	$—	$20,711
Loans collectively evaluated for impairment	35,492	24,903	5,235	3,649	15,658	84,937

Balance at June 30, 2012	$53,475	$27,631	$5,235	$3,649	$15,658	$105,648

June 30, 2011
Loans individually evaluated for impairment	$32,981	$4,089	$100	$—	$—	$37,170
Loans collectively evaluated for impairment	23,585	16,812	3,583	12,611	28,980	85,571

Balance at June 30, 2011	$56,566	$20,901	$3,683	$12,611	$28,980	$122,741

The Corporation’s recorded investment in loans as of June 30, 2012, December 31, 2011 and June 30, 2011 related to each balance in the allowance for loan losses by portfolio segment and detailed on the basis of the impairment methodology used by the Corporation was as follows:

	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Unearned Discounts	Total
June 30, 2012
Loans individually evaluated for impairment	$183,964	$198,000	$1,279	$439	$—	$383,682
Loans collectively evaluated for impairment	4,125,925	2,921,902	760,781	316,564	(19,091)	8,106,081

Ending balance	$4,309,889	$3,119,902	$762,060	$317,003	$(19,091)	$8,489,763

December 31, 2011
Loans individually evaluated for impairment	$189,139	$241,451	$2,470	$554	$—	$433,614
Loans collectively evaluated for impairment	3,727,728	2,779,376	760,339	311,982	(17,910)	7,561,515

Ending balance	$3,916,867	$3,020,827	$762,809	$312,536	$(17,910)	$7,995,129

June 30, 2011
Loans individually evaluated for impairment	$245,665	$279,486	$416	$—	$—	$525,567
Loans collectively evaluated for impairment	3,596,485	2,877,613	772,653	314,305	(18,411)	7,542,645

Ending balance	$3,842,150	$3,157,099	$773,069	$314,305	$(18,411)	$8,068,212

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

	June 30,	December 31,
	2012	2011
Goodwill	$535,560	$528,072

Other intangible assets:
Core deposits	$6,729	$8,234
Customer relationship	2,612	2,113
Non-compete agreements	698	257

	$10,039	$10,604

The estimated aggregate future amortization expense for intangible assets remaining as of June 30, 2012 is as follows:

Remainder of 2012	$1,892
2013	3,115
2014	2,270
2015	1,490
2016	777
Thereafter	495

$10,039

Note 5 - Deposits

Deposits were as follows:

	June 30,	Percentage	December 31,	Percentage	June 30,	Percentage
	2012	of Total	2011	of Total	2011	of Total
Non-interest-bearing demand deposits:
Commercial and individual	$6,432,259	37.2%	$5,848,840	34.9%	$5,220,598	34.6%
Correspondent banks	327,297	1.9	370,275	2.2	274,465	1.8
Public funds	377,118	2.2	453,440	2.7	323,629	2.1

Total non-interest-bearing demand deposits	7,136,674	41.3	6,672,555	39.8	5,818,692	38.5
Interest-bearing deposits:
Private accounts:
Savings and interest checking	2,970,908	17.2	2,912,937	17.4	2,449,434	16.2
Money market accounts	5,763,163	33.3	5,664,780	33.8	5,331,994	35.3
Time accounts of $100,000 or more	533,311	3.1	533,682	3.2	582,183	3.9
Time accounts under $100,000	496,210	2.9	522,887	3.1	539,715	3.6

Total private accounts	9,763,592	56.5	9,634,286	57.5	8,903,326	59.0
Public funds:
Savings and interest checking	190,021	1.1	265,747	1.6	194,778	1.3
Money market accounts	48,378	0.3	44,590	0.3	49,561	0.3
Time accounts of $100,000 or more	134,503	0.8	136,422	0.8	133,508	0.9
Time accounts under $100,000	3,949	—	3,148	—	4,266	—

Total public funds	376,851	2.2	449,907	2.7	382,113	2.5

Total interest-bearing deposits	10,140,443	58.7	10,084,193	60.2	9,285,439	61.5

Total deposits	$17,277,117	100.0%	$16,756,748	100.0%	$15,104,131	100.0%

The following table presents additional information about the Corporation’s deposits:

	June 30,	December 31,	June 30,
	2012	2011	2011
Money market deposits obtained through brokers	$—	$24,500	$34,302
Deposits from the Certificate of Deposit Account Registry Service (CDARS) deposits	24,110	45,005	49,833
Deposits from foreign sources (primarily Mexico)	774,239	744,669	753,092

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

Financial instruments with off-balance-sheet risk were as follows:

	June 30,	December 31,
	2012	2011
Commitments to extend credit	$5,443,898	$5,147,363
Standby letters of credit	194,093	235,903
Deferred standby letter of credit fees	1,203	1,488

Lease Commitments. The Corporation leases certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $5.6 million and $11.0 million during the three and six months ended June 30, 2012 and $5.3 million and $10.8 million during the three and six months ended June 30, 2011. There has been no significant change in the future minimum lease payments payable by the Corporation since December 31, 2011. See the 2011 Form 10-K for information regarding these commitments.

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

Actual and required capital ratios for Cullen/Frost and Frost Bank were as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
June 30, 2012
Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,877,320	15.61%	$962,114	8.00%	$1,202,642	10.00%
Frost Bank	1,680,513	13.98	961,624	8.00	1,202,029	10.00
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,691,672	14.07	481,057	4.00	721,585	6.00
Frost Bank	1,574,865	13.10	480,812	4.00	721,218	6.00
Leverage Ratio
Cullen/Frost	1,691,672	8.65	782,248	4.00	977,809	5.00
Frost Bank	1,574,865	8.06	781,770	4.00	977,212	5.00
December 31, 2011
Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,835,428	16.24%	$903,970	8.00%	$1,129,962	10.00%
Frost Bank	1,641,921	14.54	903,427	8.00	1,129,284	10.00
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,625,281	14.38	451,985	4.00	677,977	6.00
Frost Bank	1,531,774	13.56	451,713	4.00	677,570	6.00
Leverage Ratio
Cullen/Frost	1,625,281	8.66	750,643	4.00	938,304	5.00
Frost Bank	1,531,774	8.17	750,249	4.00	937,811	5.00

Management believes that, as of June 30, 2012, Cullen/Frost and its bank subsidiary, Frost Bank, were “well capitalized” based on the ratios presented above.

Cullen/Frost and Frost Bank are subject to the regulatory capital requirements administered by the Federal Reserve (see the section captioned “Charter Conversion” below) and, for Frost Bank, the Federal Deposit Insurance Corporation (“FDIC”). Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on the Corporation’s financial statements. Management believes, as of June 30, 2012, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.

Dividend Restrictions. In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well capitalized” status, at June 30, 2012, Frost Bank could pay aggregate dividends of up to $257.0 million to Cullen/Frost without prior regulatory approval.

Trust Preferred Securities. In accordance with the applicable accounting standard related to variable interest entities, the accounts of the Corporation’s wholly owned subsidiary trust, Cullen/Frost Capital Trust II, have not been included in the Corporation’s consolidated financial statements. However, the $120.0 million in trust preferred securities issued by this subsidiary trust have been included in the Tier 1 capital of Cullen/Frost for regulatory capital purposes pursuant to guidance from the Federal Reserve. On July 21, 2010, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. Certain provisions of the Dodd-Frank Act will require the Corporation to deduct, over three years beginning on January 1, 2013, all trust preferred securities from the Corporation’s Tier 1 capital. Nonetheless, excluding trust preferred securities from Tier 1 capital at June 30, 2012 would not affect the Corporation’s ability to meet all capital adequacy requirements to which it is subject.

Charter Conversion. On June 22, 2012, Frost Bank, the sole banking subsidiary of the Corporation, became a Texas state chartered bank and a member of the Federal Reserve System. Accordingly, the Texas Department of Banking and the Federal Reserve are now the primary regulators of Frost Bank, and Frost Bank will no longer be regulated by the Office of the Comptroller of the Currency (“OCC”). Deposits at Frost Bank continue to be insured by the FDIC up to applicable limits.

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

In October 2007, the Corporation entered into three interest rate swap contracts on variable-rate loans with a total notional amount of $1.2 billion. The interest rate swap contracts were designated as hedging instruments in cash flow hedges with the objective of protecting the overall cash flows from the Corporation’s monthly interest receipts on a rolling portfolio of $1.2 billion of variable-rate loans outstanding throughout the 84-month period beginning in October 2007 and ending in October 2014 from the risk of variability of those cash flows such that the yield on the underlying loans would remain constant. As more fully discussed in the 2011 Form 10-K, the Corporation terminated portions of the hedges and settled portions of the interest rate swap contracts during November 2009 and terminated the remaining portions of the hedges and settled the remaining portions of the interest rate swap contracts during November 2010. The deferred accumulated after-tax gain applicable to the settled interest rate swap contracts included in accumulated other comprehensive income totaled $56.3 million at June 30, 2012. The deferred gain will be recognized ratably in earnings through October 2014.

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

The notional amounts and estimated fair values of interest rate derivative contracts outstanding at June 30, 2012 and December 31, 2011 are presented in the following table. The Corporation obtains dealer quotations to value its interest rate derivative contracts designated as hedges of cash flows, while the fair values of other interest rate derivative contracts are estimated utilizing internal valuation models with observable market data inputs.

	June 30, 2012		December 31, 2011
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate derivatives designated as hedges of fair value:
Commercial loan/lease interest rate swaps	$90,094	$(8,244)	$71,181	$(8,376)
Interest rate derivatives designated as hedges of cash flows:
Interest rate swap on junior subordinated deferrable interest debentures	120,000	(6,216)	120,000	(7,807)
Non-hedging interest rate derivatives:
Commercial loan/lease interest rate swaps	621,391	62,825	613,883	61,137
Commercial loan/lease interest rate swaps	621,391	(63,043)	613,883	(61,393)
Commercial loan/lease interest rate caps	22,500	27	20,000	50
Commercial loan/lease interest rate caps	22,500	(27)	20,000	(50)

The weighted-average rates paid and received for interest rate swaps outstanding at June 30, 2012 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Fair value hedge commercial loan/lease interest rate swaps	3.25%	0.23%
Cash flow hedge interest rate swaps on junior subordinated deferrable interest debentures	5.47	2.02
Non-hedging interest rate swaps	1.80	4.90
Non-hedging interest rate swaps	4.90	1.80

The weighted-average strike rate for outstanding interest rate caps was 2.98% at June 30, 2012.

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

		June 30, 2012		December 31, 2011
	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Non-hedging commodity swaps:
Oil	Barrels	551	$5,849	459	$1,068
Oil	Barrels	551	(5,726)	459	(963)
Natural gas	MMBTUs	735	1,376	1,905	3,540
Natural gas	MMBTUs	735	(1,352)	1,905	(3,480)
Non-hedging commodity options:
Oil	Barrels	1,863	8,910	2,920	18,206
Oil	Barrels	1,863	(8,910)	2,920	(18,206)
Natural gas	MMBTUs	480	356	480	490
Natural gas	MMBTUs	480	(356)	480	(490)

Foreign Currency Derivatives. The Corporation enters into foreign currency forward contracts that are not designated as hedging instruments primarily to accommodate the business needs of its customers. Upon the origination of a foreign currency denominated transaction with a customer, the Corporation simultaneously enters into an offsetting contract with a third party to negate the exposure to fluctuations in foreign currency exchange rates. The Corporation also utilizes foreign currency forward contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in foreign currency exchange rates on certain short-term, non-U.S. dollar denominated loans. The notional amounts and fair values of open foreign currency forward contracts were not significant at June 30, 2012 and December 31, 2011.

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

Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Commercial loan/lease interest rate swaps:
Amount of gain (loss) included in interest income on loans	$(648)	$(969)	$(1,315)	$(1,974)
Amount of (gain) loss included in other non-interest expense	5	6	17	(3)

Amounts included in the consolidated statements of income and in other comprehensive income for the period related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest rate swaps/caps/floors on variable-rate loans:
Amount reclassified from accumulated other comprehensive income to interest income on loans	$9,345	$9,345	$18,690	$18,690
Interest rate swaps on junior subordinated deferrable interest debentures:
Amount reclassified from accumulated other comprehensive income to interest expense on junior subordinated deferrable interest debentures	1,044	1,100	2,077	2,186
Amount of gain (loss) recognized in other comprehensive income	(64)	(1,716)	(491)	(1,651)

No ineffectiveness related to interest rate derivatives designated as hedges of cash flows was recognized in the consolidated statements of income during the reported periods. The accumulated net after-tax gain related to effective cash flow hedges included in accumulated other comprehensive income totaled $52.5 million at June 30, 2012 and $63.6 million at December 31, 2011. The Corporation currently expects approximately $10.8 million of the net after-tax gain related to effective cash flow hedges included in accumulated other comprehensive income at June 30, 2012 will be recognized in earnings during the remainder of 2012. This amount represents management’s best estimate given current expectations about market interest rates and volumes related to loan pools underlying the terminated cash flow hedges. Because actual market interest rates and volumes related to loan pools underlying the terminated cash flow hedges may differ from management’s expectations, there can be no assurance as to the ultimate amount that will be recognized in earnings during 2012.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Non-hedging interest rate derivatives:
Other non-interest income	$197	$462	$979	$736
Other non-interest expense	10	(89)	(37)	(128)
Non-hedging commodity derivatives:
Other non-interest income	27	79	64	462

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

The Corporation’s credit exposure relating to interest rate swaps and commodity swaps/options with bank customers was approximately $63.5 million at June 30, 2012. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. The Corporation’s credit exposure, net of collateral pledged, relating to interest rate swaps and commodity swaps/options with upstream financial institution counterparties was approximately $11.1 million at June 30, 2012. Collateral levels for upstream financial institution counterparties are monitored and adjusted as necessary.

The aggregate fair value of securities posted as collateral by the Corporation related to derivative contracts totaled $59.0 million at June 30, 2012. At such date, the Corporation also had $5.1 million in cash collateral on deposit with other financial institution counterparties.

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

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Distributed earnings allocated to common stock	$29,424	$28,102	$57,575	$55,572
Undistributed earnings allocated to common stock	28,453	27,378	61,144	51,630

Net earnings allocated to common stock	$57,877	$55,480	$118,719	$107,202

Weighted-average shares outstanding for basic earnings per common share	61,290,792	61,093,641	61,245,959	61,056,113
Dilutive effect of stock compensation	344,044	297,075	338,732	306,404

Weighted-average shares outstanding for diluted earnings per common share	61,634,836	61,390,716	61,584,691	61,362,517

Note 10 - Stock-Based Compensation

A combined summary of activity in the Corporation’s active stock plans is presented in the following table.

			Non-Vested Stock Awards/Stock Units Outstanding		Stock Options Outstanding
	Shares Available for Grant	Director Deferred Stock Units Outstanding	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price
Balance, January 1, 2012	1,963,455	22,092	169,530	$50.33	4,968,822	$51.49
Granted	(5,632)	5,632	—	—	—	—
Stock options exercised	—	—	—	—	(140,311)	51.40
Stock awards vested	—	—	—	—	—	—
Forfeited	14,875	—	—	—	(14,875)	50.54
Cancelled/expired	(250)	—	—	—	—	—

Balance, June 30, 2012	1,972,448	27,724	169,530	$50.33	4,813,636	$51.49

Proceeds from stock option exercises totaled $7.2 million during both the six months ended June 30, 2012 and 2011. During the six months ended June 30, 2012, 132,671 shares issued in connection with stock option exercises were new shares issued from available authorized shares, while 7,640 shares were issued from available treasury stock.

Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock options	$2,158	$2,303	$4,359	$4,613
Non-vested stock awards/stock units	355	1,213	709	2,640
Deferred stock units	330	330	330	330

Total	$2,843	$3,846	$5,398	$7,583

Unrecognized stock-based compensation expense at June 30, 2012 was as follows:

Stock options	$14,505
Non-vested stock awards/stock units	2,387

Total	$16,892

Note 11 - Defined Benefit Plans

The components of the combined net periodic cost (benefit) for the Corporation’s defined benefit pension plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Expected return on plan assets, net of expenses	$(2,603)	$(2,858)	$(5,206)	$(5,717)
Interest cost on projected benefit obligation	1,950	1,973	3,900	3,946
Net amortization and deferral	1,428	782	2,657	1,565

Net periodic cost (benefit)	$775	$(103)	$1,351	$(206)

The Corporation’s non-qualified defined benefit pension plan is not funded. No contributions to the qualified defined benefit pension plan were made during the six months ended June 30, 2012. The Corporation does not expect to make any contributions to the qualified defined benefit pension plan during the remainder of 2012.

Note 12 - Income Taxes

Income tax expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Current income tax expense	$17,465	$13,273	$37,517	$26,065
Deferred income tax expense (benefit)	(1,438)	384	(3,977)	245

Income tax expense, as reported	$16,027	$13,657	$33,540	$26,310

Effective tax rate	21.6%	19.7%	22.0%	19.6%

Net deferred tax liabilities totaled $122.7 million at June 30, 2012 and $123.7 million at December 31, 2011. No valuation allowance was recorded against deferred tax assets at June 30, 2012 as management believes that it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years. There were no unrecognized tax benefits during any of the reported periods. Interest and/or penalties related to income taxes are reported as a component of income tax expense. Such amounts were not significant during the reported periods.

The Corporation files income tax returns in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2008.

Note 13 - Other Comprehensive Income (Loss)

The tax effects allocated to each component of other comprehensive income (loss) were as follows:

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale:
Change in net unrealized gain/loss during the period	$20,968	$7,340	$13,628	$82,674	$28,936	$53,738
Reclassification adjustment for net (gains) losses included in net income	(370)	(130)	(240)	—	—	—

Total securities available for sale	20,598	7,210	13,388	82,674	28,936	53,738
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	1,428	500	928	782	274	508
Derivatives:
Change in the accumulated gain/loss on effective cash flow hedge derivatives	(64)	(23)	(41)	(1,716)	(601)	(1,115)
Reclassification adjustments for (gains) losses included in net income:
Interest rate swaps on variable-rate loans	(9,345)	(3,270)	(6,075)	(9,345)	(3,270)	(6,075)
Interest rate swap on junior subordinated deferrable interest debentures	1,044	365	679	1,100	385	715

Total derivatives	(8,365)	(2,928)	(5,437)	(9,961)	(3,486)	(6,475)

Total other comprehensive income	$13,661	$4,782	$8,879	$73,495	$25,724	$47,771

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale:
Change in net unrealized gain/loss during the period	$22,850	$7,998	$14,852	$90,964	$31,838	$59,126
Reclassification adjustment for net (gains) losses included in net income	121	42	79	(5)	(2)	(3)

Total securities available for sale	22,971	8,040	14,931	90,959	31,836	59,123
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	2,657	930	1,727	1,565	548	1,017
Derivatives:
Change in the accumulated gain/loss on effective cash flow hedge derivatives	(491)	(173)	(318)	(1,651)	(578)	(1,073)
Reclassification adjustments for (gains) losses included in net income:
Interest rate swaps on variable-rate loans	(18,690)	(6,541)	(12,149)	(18,690)	(6,541)	(12,149)
Interest rate swap on junior subordinated deferrable interest debentures	2,077	727	1,350	2,186	765	1,421

Total derivatives	(17,104)	(5,987)	(11,117)	(18,155)	(6,354)	(11,801)

Total other comprehensive income	$8,524	$2,983	$5,541	$74,369	$26,030	$48,339

Activity in accumulated other comprehensive income, net of tax, was as follows:

				Accumulated
	Securities	Defined		Other
	Available	Benefit		Comprehensive
	For Sale	Plans	Derivatives	Income
Balance January 1, 2012	$227,052	$(42,958)	$63,640	$247,734
Other comprehensive income (loss)	14,931	1,727	(11,117)	5,541

Balance June 30, 2012	$241,983	$(41,231)	$52,523	$253,275

Balance January 1, 2011	$96,012	$(28,357)	$86,595	$154,250
Other comprehensive income (loss)	59,123	1,017	(11,801)	48,339

Balance June 30, 2011	$155,135	$(27,340)	$74,794	$202,589

Note 14 - Operating Segments

The Corporation is managed under a matrix organizational structure whereby significant lines of business, including Banking and Frost Wealth Advisors, overlap a regional reporting structure. The regions are primarily based upon geographic location and include Austin, Corpus Christi, Dallas, Fort Worth, Houston, Rio Grande Valley, San Antonio and Statewide. The Corporation is primarily managed based on the line of business structure. In that regard, all regions have the same lines of business, which have the same product and service offerings, have similar types and classes of customers and utilize similar service delivery methods. Pricing guidelines for products and services are the same across all regions. The regional reporting structure is primarily a means to scale the lines of business to provide a local, community focus for customer relations and business development.

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

Summarized operating results by segment were as follows:

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
Revenues from (expenses to) external customers:
Three months ended:
June 30, 2012	$193,634	$26,598	$(1,252)	$218,980
June 30, 2011	192,597	25,274	(2,746)	215,125
Six months ended:
June 30, 2012	$389,907	$52,595	$(1,836)	$440,666
June 30, 2011	384,862	49,708	(5,353)	429,217
Net income (loss):
Three months ended:
June 30, 2012	$55,984	$4,228	$(2,150)	$58,062
June 30, 2011	55,438	2,933	(2,685)	55,686
Six months ended:
June 30, 2012	$114,274	$7,619	$(2,798)	$119,095
June 30, 2011	107,291	4,603	(4,280)	107,614

Note 15 – Fair Value Measurements

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Corporation utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

•	Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•

Level 2 Inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

•

Level 3 Inputs – Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
June 30, 2012
Securities available for sale:
U.S. Treasury	$3,058,200	$—	$—	$3,058,200
U.S. government agencies/corporations	—	250,528	—	250,528
Residential mortgage-backed securities	—	2,947,395	—	2,947,395
States and political subdivisions	—	2,183,764	—	2,183,764
Other	—	35,880	—	35,880
Trading account securities:
U.S. Treasury	13,410	—	—	13,410
States and political subdivisions	—	3,153	—	3,153
Derivative assets:
Interest rate swaps, caps and floors	—	62,167	685	62,852
Commodity and foreign exchange derivatives	34	16,491	—	16,525
Derivative liabilities:
Interest rate swaps, caps and floors	—	77,530	—	77,530
Commodity and foreign exchange derivatives	46	16,344	—	16,390

December 31, 2011
Securities available for sale:
U.S. Treasury	$2,056,732	$—	$—	$2,056,732
U.S. government agencies/corporations	—	250,884	—	250,884
Residential mortgage-backed securities	—	3,289,270	—	3,289,270
States and political subdivisions	—	2,154,813	—	2,154,813
Other	—	38,001	—	38,001
Trading account securities:
U.S. Treasury	13,609	—	—	13,609
Derivative assets:
Interest rate swaps, caps and floors	—	60,498	689	61,187
Commodity and foreign exchange derivatives	7	23,304	—	23,311
Derivative liabilities:
Interest rate swaps, caps and floors	—	77,626	—	77,626
Commodity and foreign exchange derivatives	—	23,139	—	23,139

The following table reconciles the beginning and ending balances of derivative assets, which consist of interest rate swaps sold to loan customers, measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
Balance, beginning of period	$689	$1,090
Transfers to Level 3	—	117
Cash settlements	(175)	(1,304)
Realized gains (losses) included in other non-interest income	134	267
Realized gains (losses) included in other non-interest expense	37	128

Balance, end of period	$685	$298

The significant unobservable (Level 3) inputs used in the fair value measurement of the Corporation’s interest rate swaps sold to loan customers included in the above table primarily relate to the probability of default and loss severity in the event of default. The probability of default is determined by the underlying risk grade of the loan (see Note 3 – Loans) underlying the interest rate swap in that the probability of default increases as a loan’s risk grade deteriorates, while the loss severity is estimated through an analysis of the collateral supporting both the underlying loan and interest rate swap. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity. As of June 30, 2012, the weighted-average risk grade of loans underlying interest rate swaps measured at fair value using significant unobservable (Level 3) inputs was 11.2. The loss severity in the event of default on the interest rate swaps ranged from 10.0% to 50.0%, with the weighted-average loss severity being 21.0%.

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

The following table presents impaired loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral during the six months ended June 30, 2012 and 2011.

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Level 2	Level 3	Level 2	Level 3
Carrying value of impaired loans before allocations	$11,078	$—	$10,420	$3,871
Specific valuation allowance allocations	(2,732)	—	(8,030)	(2,882)

Fair value	$8,346	$—	$2,390	$989

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

The following table presents foreclosed assets that were remeasured and reported at fair value during the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$5,856	$16,595
Charge-offs recognized in the allowance for loan losses	(1,159)	(3,042)

Fair value	$4,697	$13,553

Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$9,210	$3,058
Write-downs included in other non-interest expense	(1,321)	(803)

Fair value	$7,889	$2,255

Charge-offs recognized upon loan foreclosures are generally offset by general or specific allocations of the allowance for loan losses and generally do not, and did not during the reported periods, significantly impact the Corporation’s provision for loan losses. Regulatory guidelines require the Corporation to reevaluate the fair value of other real estate owned on at least an annual basis. The Corporation’s policy is to comply with the regulatory guidelines. Accordingly, appraisals are never considered to be outdated, and the Corporation does not make any adjustments to the appraised values.

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

The estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	June 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$2,295,251	$2,295,251	$2,907,592	$2,907,592
Securities held to maturity	365,356	407,022	365,996	404,461
Cash surrender value of life insurance policies	136,041	136,041	133,967	133,967
Accrued interest receivable	77,208	77,208	78,869	78,869
Level 3 inputs:
Loans, net	8,384,115	8,501,084	7,884,982	7,951,742
Financial liabilities:
Level 2 inputs:
Deposits	17,277,117	17,277,719	16,756,748	16,757,708
Federal funds purchased and repurchase agreements	656,025	656,025	722,202	722,202
Junior subordinated deferrable interest debentures	123,712	123,712	123,712	123,712
Subordinated notes payable and other borrowings	100,017	86,993	100,026	100,101
Accrued interest payable	2,161	2,161	4,431	4,431

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

Note 16 - Accounting Standards Updates

ASU No. 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.” ASU 2011-03 is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 removes from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion. ASU 2011-03 became effective for the Corporation on January 1, 2012 and did not have a significant impact on the Corporation’s financial statements.

ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 became effective for the Corporation on January 1, 2012 and, aside from new disclosures included in Note 15 – Fair Value Measurements, did not have a significant impact on the Corporation’s financial statements.

ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 became effective for the Corporation on January 1, 2012; however, certain provisions related to the presentation of reclassification adjustments have been deferred by ASU 2011-12 “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” as further discussed below. In connection with the application of ASU 2011-05, the Corporation’s financial statements now include separate statements of comprehensive income and additional footnote disclosures (see Note 13 – Other Comprehensive Income).

ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.” ASU 2011-08 amends Topic 350, “Intangibles – Goodwill and Other,” to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-08 became effective for the Corporation on January 1, 2012 and did not have a significant impact on the Corporation’s financial statements.

ASU 2011-11, “Balance Sheet (Topic 210) – “Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and is not expected to have a significant impact on the Corporation’s financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Review

Cullen/Frost Bankers, Inc.

The following discussion should be read in conjunction with the Corporation’s consolidated financial statements, and notes thereto, for the year ended December 31, 2011, included in the 2011 Form 10-K. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results for the year ending December 31, 2012 or any future period.

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

For additional information regarding critical accounting policies, refer to Note 1 - Summary of Significant Accounting Policies in the notes to consolidated financial statements and the sections captioned “Application of Critical Accounting Policies” and “Allowance for Loan Losses” in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2011 Form 10-K. There have been no significant changes in the Corporation's application of critical accounting policies related to the allowance for loan losses since December 31, 2011.

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

Results of Operations

Net income totaled $58.1 million, or $0.94 diluted per share, for the three months ended June 30, 2012 compared to $55.7 million, or $0.91 diluted per share, for the three months ended June 30, 2011 and $61.0 million, or $0.99 diluted per common share, for the three months ended March 31, 2012. Net income totaled $119.1 million, or $1.93 diluted per share, for the six months ended June 30, 2012 compared to $107.6 million, or $1.75 diluted per share, for the six months ended June 30, 2011.

Selected income statement data and other selected data for the comparable periods was as follows:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2012	2012	2011	2012	2011
Taxable-equivalent net interest income	$163,972	$164,707	$159,509	$328,679	$316,146
Taxable-equivalent adjustment	14,755	15,000	15,176	29,755	30,054

Net interest income	149,217	149,707	144,333	298,924	286,092
Provision for loan losses	2,355	1,100	8,985	3,455	18,435

Net interest income after provision for loan losses	146,862	148,607	135,348	295,469	267,657
Non-interest income	69,763	71,979	70,792	141,742	143,125
Non-interest expense	142,536	142,040	136,797	284,576	276,858

Income before income taxes	74,089	78,546	69,343	152,635	133,924
Income taxes	16,027	17,513	13,657	33,540	26,310

Net income	$58,062	$61,033	$55,686	$119,095	$107,614

Earnings per common share – basic	$0.94	$0.99	$0.91	$1.94	$1.76
Earnings per common share – diluted	0.94	0.99	0.91	1.93	1.75
Dividends per common share	0.48	0.46	0.46	0.94	0.91

Return on average assets	1.14%	1.23%	1.23%	1.19%	1.21%
Return on average equity	9.95	10.59	10.45	10.27	10.29
Average shareholders’ equity to average total assets	11.51	11.63	11.76	11.57	11.77

Net income increased $2.4 million, or 4.3%, for the three months ended June 30, 2012 and increased $11.5 million, or 10.7%, for the six months ended June 30, 2012 compared to the same periods in 2011. The increase during the three months ended June 30, 2012 was primarily the result of a $6.6 million decrease in the provision for loan losses and a $4.9 million increase in net interest income partly offset by a $5.7 million increase in non-interest expense, a $2.4 million increase in income tax expense and a $1.0 million decrease in non-interest income. The increase during the six months ended June 30, 2012 was primarily the result of a $15.0 million decrease in the provision for loan losses and a $12.8 million increase in net interest income partly offset by a $7.2 million increase in income tax expense, a $7.7 million increase in non-interest expense and a $1.4 million decrease in non-interest income.

Net income for the second quarter of 2012 decreased $3.0 million, or 4.9%, from the first quarter of 2012. The decrease was primarily the result of a $2.2 million decrease in non-interest income, a $1.3 million increase in the provision for loan losses, a $496 thousand increase in non-interest expense and a $490 thousand decrease in net interest income partly offset by a $1.5 million decrease in income tax expense.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Corporation’s largest source of revenue, representing 67.8% of total revenue during the first six months of 2012. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Corporation’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, remained at 3.25% for the entire year in 2011 and through the second quarter of 2012. The Corporation’s loan portfolio is also impacted, to a lesser extent, by changes in the London Interbank Offered Rate (LIBOR). At June 30, 2012, the one-month and three-month U.S. dollar LIBOR rates were 0.25% and 0.46%, respectively, while at June 30, 2011, the one-month and three-month U.S. dollar LIBOR rates were 0.19% and 0.25%, respectively. The intended federal funds rate, which is the cost of immediately available overnight funds, remained at zero to 0.25% for the entire year in 2011 and through the second quarter of 2012.

The Corporation’s balance sheet has historically been asset sensitive, meaning that earning assets generally reprice more quickly than interest-bearing liabilities. Therefore, the Corporation’s net interest margin was likely to increase in sustained periods of rising interest rates and decrease in sustained periods of declining interest rates. During the fourth quarter of 2007, in an effort to make the Corporation’s balance sheet less sensitive to changes in interest rates, the Corporation entered into various interest rate swaps which effectively converted certain variable-rate loans into fixed-rate instruments for a period of time. During the fourth quarter of 2008, the Corporation also entered into an interest rate swap which effectively converted variable-rate debt into fixed-rate debt for a period of time. As a result of these actions, the Corporation’s balance sheet was more interest-rate neutral and changes in interest rates had a less significant impact on the Corporation’s net interest margin than would have otherwise been the case. During the fourth quarter of 2009, a portion of the interest rate swaps on variable-rate loans were terminated, while the remaining interest rate swaps on variable-rate loans were terminated during the fourth quarter of 2010. These actions increased the asset sensitivity of the Corporation’s balance sheet. The deferred accumulated gain applicable to the settled interest rate contracts included in accumulated other comprehensive income totaled $86.7 million ($56.3 million on an after-tax basis) at June 30, 2012. The deferred gain will be recognized ratably in earnings through October 2014. See Note 8 - Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report for additional information related to these interest rate swaps.

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

	Second Quarter	Second Quarter	First Six Months
	2012 vs.	2012 vs.	2012 vs.
	Second Quarter	First Quarter	First Six Months
	2011	2012	2011
Due to changes in average volumes	$19,112	$4,732	$22,330
Due to changes in average interest rates	(14,649)	(5,467)	(11,603)
Due to difference in the number days in each of the comparable periods	—	—	1,806

Total change	$4,463	$(735)	$12,533

Taxable-equivalent net interest income for the three months ended June 30, 2012 increased $4.5 million, or 2.8%, while taxable-equivalent net interest income for the six months ended June 30, 2012 increased $12.5 million, or 4.0%, compared to the same periods in 2011, respectively. The increase during the three months ended June 30, 2012 was primarily related to an increase in the average volume of interest-earning assets partly offset by a decrease in the net interest margin. Taxable-equivalent net interest income for the first six months of 2012 included an additional day compared to the first six months of 2011 as a result of leap year. The additional day added approximately $1.8 million to taxable-equivalent net interest income during the first six months of 2012. Excluding the impact of the additional day during 2012 results in an effective increase in taxable-equivalent net interest income of approximately $10.7 million during the first six months of 2012, which was primarily related to an increase in the average volume of interest-earning assets partly offset by a decrease in the net interest margin. The average volume of interest-earning assets for the three and six months ended June 30, 2012 increased $2.2 billion and $2.3 billion compared to the same periods in 2011. The net interest margin decreased 34 basis points from 3.95% during the three months ended June 30, 2011 to 3.61% during the three months ended June 30, 2012 and decreased 32 basis points from 3.99% during the six months ended June 30, 2011 to 3.67% during the six months ended June 30, 2012. The decrease in the net interest margin during the comparable periods was partly due to an increase in the relative proportion of average interest-earning assets invested in lower-yielding, taxable securities during 2012 compared to 2011 while the relative proportion of average interest-earning assets invested in higher-yielding loans decreased. The impact of this shift was partly mitigated by a decrease in the relative proportion of average interest-earning assets invested in lower-yielding interest-bearing deposits. The net interest margin was also negatively impacted by a decrease in the average yield on securities, as further discussed below. The average yield on interest-earning assets decreased 47 basis points from 4.29% in the first six months of 2011 to 3.82% in the first six months of 2012 while the average cost of funds decreased 21 basis points from 0.46% in the first six months of 2011 to 0.25% in the first six months of 2012. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. As stated above, market interest rates have remained at historically low levels during the reported periods. The effect of lower average market interest rates during the reported periods on the average yield on average interest-earning assets was partly limited by the aforementioned interest rate swaps on variable-rate loans.

Taxable-equivalent net interest income for the second quarter of 2012 decreased $735 thousand, or 0.4%, from the first quarter of 2012. The decrease was primarily related to a decrease in the net interest margin which was partly related to a shift in the relative mix of average interest-earning assets as the relative proportion of lower-yielding interest bearing deposits during the second quarter of 2012 increased, on average, compared to the first quarter of 2012. The decrease as a result of the decrease in the net interest margin was partly offset by the impact of an increase in the average volume of interest-earning assets. The average volume of funds invested in interest-bearing deposits increased $279.5 million from $1.1 billion during the first quarter of 2012 to $1.4 billion during second quarter of 2012. The average volume of funds invested in securities did not significantly fluctuate during the first quarter of 2012 compared second quarter of 2012 while the average volume of funds invested in loans increased $217.8 million. The net interest margin decreased 12 basis points from 3.73% in the first quarter of 2012 to 3.61% in the second quarter of 2012. The average yield on interest-earning assets decreased 14 basis points from 3.89% in the first quarter of 2012 to 3.75% in the second quarter of 2012 primarily due to decreases in the average yields on taxable securities (down 12 basis points), loans (down 9 basis points) and interest-bearing deposits (down 8 basis points). Taxable-equivalent net interest income for the second quarter of 2012 was favorably impacted by a 2 basis point decrease in the average cost of funds from 0.26% in the first quarter of 2012 to 0.24% in the second quarter of 2012.

The average volume of loans during the first six months of 2012 increased $78.0 million compared to the same period in 2011. Loans made up approximately 44.5% of average interest-earning assets during the first six months of 2012 compared to 50.2% during the first six months of 2011. The average yield on loans was 4.90% during the first six months of 2012 compared to 5.02% during the first six months of 2011. Loans generally have significantly higher yields compared to securities, interest-bearing deposits and federal funds sold and resell agreements and, as such, have a more positive effect on the net interest margin.

The average volume of securities increased $3.0 billion during the first six months of 2012 compared to the same period in 2011. Securities made up approximately 48.6% of average interest-earning assets during the first six months of 2012 compared to 36.6% during the first six months of 2011. The average yield on securities was 3.32% in the first six months of 2012 compared to 4.76% in the first six months of 2011. The decrease in the average yield on securities was partly due to a decrease in the yield on taxable securities as proceeds from principal repayments were reinvested at lower market rates. Furthermore, a large portion of the growth in taxable securities was in lower-yielding U.S. Treasury securities. The decrease in the average yield on securities was also partly related to a decrease in the relative proportion of higher-yielding, tax-exempt municipal securities in the first six months of 2012 compared to the same period in 2011. The relative proportion of higher-yielding, tax-exempt municipal securities totaled 25.1% of average securities during the first six months of 2012 compared to 36.5% during the first six months of 2011. The average yield on taxable securities was 2.17% in the first six months of 2012 compared to 3.47% in first six months of 2011, while the average taxable-equivalent yield on tax-exempt securities was 6.94% in the first six months of 2012 compared to 6.98% in first six months of 2011.

Average federal funds sold, resell agreements and interest-bearing deposits during the first six months of 2012 decreased $854.9 million compared to the same period in 2011. Federal funds sold, resell agreements and interest-bearing deposits made up approximately 6.9% of average interest-earning assets during the first six months of 2012 compared to 13.2% during the first six months of 2011. The combined average yield on federal funds sold, resell agreements and interest-bearing deposits was 0.30% during the first six months of 2012 compared to 0.25% during the first six months of 2011. The decrease in average federal funds sold, resell agreements and interest-bearing deposits the first six months of 2012 compared to the same period in 2011 was due to the reinvestment of funds into higher-yielding securities.

Average deposits increased $2.0 billion during the first six months of 2012 compared to the first six months of 2011. Average interest-bearing deposits for the first six months of 2012 increased $724.7 million compared to the same period in 2011, while average non-interest-bearing deposits for the first six months of 2012 increased $1.3 billion compared to the same period in 2011. The ratio of average interest-bearing deposits to total average deposits was 60.3% during the first six months of 2012 compared to 63.5% during the same period in 2011. The average cost of deposits is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-bearing deposits. The average cost of interest-bearing deposits and total deposits was 0.18% and 0.11% during the first six months of 2012 compared to 0.26% and 0.16% during the same period in 2011. The decrease in the average cost of interest-bearing deposits during the comparable periods was primarily the result of decreases in interest rates offered on certain deposit products due to decreases in average market interest rates and decreases in renewal interest rates on maturing certificates of deposit given the current low interest rate environment. Additionally, the relative proportion of higher-cost certificates of deposit to total average interest-bearing deposits decreased from 12.4% during the first six months of 2011, to 10.3% during the first six months of 2012.

The Corporation’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.57% during the first six months of 2012 compared to 3.83% during the first six months of 2011. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

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

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management's best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $2.4 million and $3.5 million for the three and six months ended June 30, 2012 compared to $9.0 million and $18.4 million for the three and six months ended June 30, 2011. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Non-Interest Income

The components of non-interest income were as follows:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2012	2012	2011	2012	2011
Trust and investment management fees	$21,279	$20,652	$20,313	$41,931	$39,784
Service charges on deposit accounts	20,639	20,794	21,328	41,433	42,578
Insurance commissions and fees	9,171	12,377	7,908	21,548	18,402
Interchange and debit card transaction fees	4,292	4,117	8,695	8,409	16,740
Other charges, commissions and fees	7,825	7,350	6,825	15,175	14,053
Net gain (loss) on securities transactions	370	(491)	—	(121)	5
Other	6,187	7,180	5,723	13,367	11,563

Total	$69,763	$71,979	$70,792	$141,742	$143,125

Total non-interest income for the three and six months ended June 30, 2012 decreased $1.0 million, or 1.5%, and $1.4 million, or 1.0%, compared to the same periods in 2011. Total non-interest income for the second quarter of 2012 decreased $2.2 million, or 3.1%, compared to the first quarter of 2012. Changes in the components of non-interest income are discussed below.

Trust and Investment Management Fees. Trust and investment management fees for the three and six months ended June 30, 2012 increased $966 thousand, or 4.8%, and $2.1 million, or 5.4%, compared to the same periods in 2011. Trust investment fees are the most significant component of trust and investment management fees, making up approximately 65% of total trust and investment management fees for the first six months of 2012. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related trust investment fees.

The $966 thousand increase in trust and investment management fee income during the three months ended June 30, 2012 compared to the same period in 2011 was primarily the result of an increase in oil and gas trust management fees (up $486 thousand) and trust investment fees (up $317 thousand). The $2.1 million increase in trust and investment management fee income during the six months ended June 30, 2012 compared to the same period in 2011 was primarily the result of an increase in trust investment fees (up $721 thousand), oil and gas trust management fees (up $633 thousand), estate fees (up $454 thousand), custody fees (up $210 thousand) and mutual fund management fees (up $170 thousand).

Trust and investment management fee income for the second quarter of 2012 increased $627 thousand, or 3.0%, from the first quarter of 2012. A seasonal increase in tax fees (up $694 thousand) as well as an increase in oil and gas trust management fees (up $435 thousand) were partly offset by a decrease in estate fees (down $566 thousand). Estate fees are transactional in nature and can vary from quarter to quarter.

At June 30, 2012, trust assets, including both managed assets and custody assets, were primarily composed of fixed income securities (42.4% of trust assets), equity securities (41.7% of trust assets) and cash equivalents (9.4% of trust assets). The estimated fair value of trust assets was $26.1 billion (including managed assets of $10.5 billion and custody assets of $15.6 billion) at June 30, 2012, compared to $25.2 billion (including managed assets of $10.3 billion and custody assets of $14.9 billion) at December 31, 2011 and $25.3 billion (including managed assets of $10.2 billion and custody assets of $15.1 billion) at June 30, 2011.

Service Charges on Deposit Accounts. Service charges on deposit accounts for the three and six months ended June 30, 2012 decreased $689 thousand, or 3.2%, and $1.1 million, or 2.7%, compared to the same periods in 2011. The decreases were primarily due to decreases in service charges on commercial accounts (down $467 thousand and $546 thousand during the three and six months ended June 30, 2012, respectively) and decreases in overdraft/insufficient funds charges on both consumer and commercial accounts (down $256 thousand and $657 thousand on a combined basis during the three and six months ended June 30, 2012, respectively). Overdraft/insufficient funds charges totaled $8.2 million ($6.5 million consumer and $1.7 million commercial) during the second quarter of 2012 compared to $8.5 million ($6.8 million consumer and $1.7 million commercial) during the second quarter of 2011 and $8.2 million ($6.5 million consumer and $1.7 million commercial) during the first quarter of 2012. Overdraft/insufficient funds charges totaled $16.4 million ($13.0 million consumer and $3.4 million commercial) during the six months ended June 30, 2012 compared to $17.1 million ($13.4 million consumer and $3.7 million commercial) during the six months ended June 30, 2011.

Service charges on deposit accounts for the second quarter of 2012 decreased $155 thousand, or 0.8%, compared to the first quarter of 2012. The decrease was due to decreases in service charges on commercial accounts (down $198 thousand).

Insurance Commissions and Fees. Insurance commissions and fees for the three and six months ended June 30, 2012 increased $1.3 million, or 16.0%, and $3.1 million, or 17.1%, compared to the same periods in 2011. The increases were related to increases in commission income (up $1.3 million and $3.5 million, respectively). The increase in commission income was primarily related to an increase in employee benefit commissions and fees, which was partly related to the acquisitions of Clark Benefits Group during the second quarter of 2011 and Stone Partners, Inc. during the first quarter of 2012. The increase in commission income was also partly related to an increase in property and casualty commissions resulting from normal variation in the market demand for insurance products.

Insurance commissions and fees include contingent commissions totaling $466 thousand and $2.8 million during the three and six months ended June 30, 2012 and $551 thousand and $3.1 million during the three and six months ended June 30, 2011. Contingent commissions primarily consist of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. Such commissions are seasonal in nature and are generally received during the first quarter of each year. These commissions totaled $2.0 million and $2.2 million during the six months ended June 30, 2012 and 2011. Contingent commissions also include amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. These benefit plan related commissions totaled $417 thousand and $803 thousand during the three and six months ended June 30, 2012 and $531 thousand and $917 thousand during the three and six months ended June 30, 2011.

Insurance commissions and fees for the second quarter of 2012 decreased $3.2 million, or 25.9%, compared to the first quarter of 2012. The decrease was mostly due to the seasonal decrease in contingent commissions (down $1.9 million) received from various insurance carriers related to the loss performance of insurance policies previously placed. The decrease was also partly related to a decrease in commission income (down $1.4 million) compared to the first quarter of 2012 primarily due to normal variation in the timing of renewals and the market demand for insurance products.

Interchange and Debit Card Transaction Fees. Interchange and debit card transaction fees consist of income from Visa check card usage, point of sale income from PIN-based debit card transactions and ATM service fees. Interchange and debit card transaction fees for the three and six months ended June 30, 2012 decreased $4.4 million, or 50.6%, and $8.3 million, or 49.8%, compared to the same periods in 2011. Income from signature-based debit card transactions totaled $2.3 million and $4.5 million, during the three and six months ended June 30, 2012, decreasing $3.7 million, or 61.6%, and $7.0 million, or 61.1%, respectively, compared to $6.0 million and $11.5 million during the three and six months ended June 30, 2011. Income from PIN-based debit card transactions totaled $1.3 million, and $2.5 million, during the three and six months ended June 30, 2012, decreasing $681 thousand, or 35.3%, and $1.2 million, or 33.2%, respectively, compared to $1.9 million and $3.7 million during the three and six months ended June 30, 2011. The decreases in income from both signature-based and PIN-based debit card transactions were primarily related to new rules that significantly impacted the level of interchange fees that may be charged, as further discussed below. Interchange and debit card transaction fees for the second quarter of 2012 increased $175 thousand, or 4.3%, from the first quarter of 2012. The increase is primarily due to an increase in income from signature-based debit card transactions (up $138 thousand).

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

Other Charges, Commissions and Fees. Other charges, commissions and fees for the three and six months ended June 30, 2012 increased $1.0 million, or 14.7%, and $1.1 million, or 8.0%, compared to the same periods in 2011. The increase in other charges, commissions and fees during the three months ended June 30, 2012 included increases in consulting revenues, primarily related to the acquisition of Stone Partners, Inc. (up $477 thousand); referral fees from the Corporation’s merchant services payment processor (up $336 thousand); unused balance fees on loan commitments (up $218 thousand) and service charges on funds transfers (up $194 thousand), among other things. These increases were partly offset by a decrease in income related to the sale of annuities (down $261 thousand).

The increase in other charges, commissions and fees during the six months ended June 30, 2012 included increases in consulting revenues, primarily related to the acquisition of Stone Partners, Inc. (up $862 thousand); other service charges, primarily related to early termination fees on lines of credit held by Frost Capital ($460 thousand); an increase in unused balance fees on loan commitments (up $405 thousand); referral fees from the Corporation’s merchant services payment processor (up $334 thousand) and service charges on funds transfers (up $333 thousand), among other things. These increases were partly offset by decreases in income related to the sale of annuities (down $543 thousand) and investment banking fees related to corporate advisory services (down $541 thousand).

Other charges, commissions and fees for the second quarter of 2012 increased $475 thousand, or 6.5%, compared to the first quarter of 2012. The increase was primarily due to an increase in referral fees from the Corporation’s merchant services payment processor (up $364 thousand) and loan processing fees (up $337 thousand), among other things. These increases were partly offset by a decrease in other service charges (down $373 thousand), primarily related to early termination fees on lines of credit held by Frost Capital recognized in the first quarter of 2012.

Net Gain/Loss on Securities Transactions. During the first six months of 2012, the Corporation realized a net loss of $121 thousand on the sale of available-for-sale securities. During January 2012, the Corporation purchased $996.4 million of U.S. Treasury securities utilizing excess liquidity as a defensive strategy to lock in the yield on those funds in case the Federal Reserve lowered the rate paid on funds deposited in the Federal Reserve account. Shortly thereafter, U.S. Treasury prices rallied and the Corporation sold the securities, realizing a $2.1 million gain, and concurrently purchased $998.4 million of U.S. Treasury securities having a shorter term to maturity. In March 2012, U.S. Treasury yields increased and the Corporation sold the aforementioned position in U.S. Treasury securities and recognized a $2.6 million loss The proceeds were concurrently reinvested in U.S. Treasury securities that had a similar yield to the original, longer-term position purchased in January 2012, but with a shorter term to maturity. During the second quarter of 2012, the Corporation sold a municipal security with an amortized cost totaling $5.6 million and realized a $367 thousand gain on the sale. During the first six months of 2012, the Corporation also sold available-for-sale securities with an amortized cost totaling $14.0 billion and realized a net gain of $2 thousand on those sales. These securities were primarily purchased during 2012 and subsequently sold in connection with the Corporation’s tax planning strategies related to the Texas franchise tax. The gross proceeds from the sales of these securities outside of Texas are included in total revenues/receipts from all sources reported for Texas franchise tax purposes, which results in a reduction in the overall percentage of revenues/receipts apportioned to Texas and subjected to taxation under the Texas franchise tax. During the first six months of 2011, the Corporation sold available-for-sale securities with an amortized cost totaling $5.5 billion and realized a net gain of $5 thousand on those sales. These securities were primarily purchased and subsequently sold during the first quarter of 2011 in connection with the aforementioned tax planning strategies related to the Texas franchise tax.

Other Non-Interest Income. Other non-interest income increased $464 thousand, or 8.1% and increased $1.8 million, or 15.6%, for the three and six months ended June 30, 2012 compared to the same periods in 2011. The increase during the three months ended June 30, 2012 was primarily related to the reversal of a prior contingency accrual totaling $765 thousand and an increase in mineral interest income related to bonus, rental and shut-in payments and oil and gas royalties received from severed mineral interests on property owned by Main Plaza Corporation, a wholly owned non-banking subsidiary of the Corporation (up $291 thousand) partly offset by a decrease in gains on the sale of assets/foreclosed assets (down $351 thousand) and income from securities trading and customer derivative activities (down $267 thousand). The increase during the six months ended June 30, 2012 was primarily related to an increase in mineral interest income (up $1.8 million) and the reversal of the aforementioned contingency accrual totaling $765 thousand. This increase was partly offset by decreases in gains on the sale of assets/foreclosed assets (down $519 thousand), sundry income from various miscellaneous items (down $266 thousand) and income from securities trading and customer derivative activities (down $203 thousand).

Other non-interest income for the second quarter of 2012 decreased $993 thousand, or 13.8%, compared to the first quarter of 2012. The decrease was primarily related to decreases in income from mineral interest income (down $1.3 million) and securities trading and customer derivative activities (down $574 thousand) partly offset by an increase in sundry income from various miscellaneous items (up $993 thousand), which included $765 thousand related to the reversal of a prior contingency accrual. The decrease in mineral interest income was primarily related to certain non-recurring, new lease bonuses recognized during the first quarter of 2012. The decrease in income from securities trading and customer derivative activities was primarily related to a decrease in interest rate swap fees.

Non-Interest Expense

The components of non-interest expense were as follows:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2012	2012	2011	2012	2011
Salaries and wages	$62,624	$63,702	$61,775	$126,326	$124,205
Employee benefits	14,048	16,701	13,050	30,749	28,361
Net occupancy	12,213	11,797	11,823	24,010	23,475
Furniture and equipment	13,734	13,420	12,628	27,154	24,909
Deposit insurance	2,838	2,497	2,598	5,335	7,358
Intangible amortization	994	1,011	1,107	2,005	2,227
Other	36,085	32,912	33,816	68,997	66,323

Total	$142,536	$142,040	$136,797	$284,576	$276,858

Total non-interest expense for the three and six months ended June 30, 2012 increased $5.7 million, or 4.2%, and $7.7 million, or 2.8%, compared to the same periods in 2011. Total non-interest expense for the second quarter of 2012 increased $496 thousand, or 0.3%, compared to the first quarter of 2012. Changes in the components of non-interest expense are discussed below.

Salaries and Wages. Salaries and wages for the three and six months ended June 30, 2012 increased $849 thousand, or 1.4%, and $2.1 million, or 1.7%, compared to the same periods in 2011. These increases were primarily related to normal annual merit and market increases and increased commissions related to higher insurance revenues partly offset by a decrease in stock-based compensation expense and an increase in cost deferrals related to lending activity.

Salaries and wages expense for the second quarter of 2012 decreased or $1.1 million, or 1.7%, compared to the first quarter of 2012. This decrease was primarily related to an increase in cost deferrals related to lending activity and a decrease in commissions related to lower insurance revenues.

Employee Benefits. Employee benefits expense for the three and six months ended June 30, 2012 increased $998 thousand, or 7.6%, and $2.4 million, or 8.4%, compared to the same periods in 2011. The increase during the three months ended June 30, 2012 was primarily related to increases in expenses related to the Corporation’s defined benefit retirement plans (up $877 thousand) and medical expense (up $549 thousand) partly offset by a decrease in expense related to the Corporation’s 401(k) and profit sharing plans (down $535 thousand). The increase during the six months ended June 30, 2012 was primarily related to increases in expenses related to the Corporation’s defined benefit retirement plans (up $1.8 million) and medical expense (up $1.2 million) partly offset by a decrease in expense related to the Corporation’s 401(k) and profit sharing plans (down $1.0 million).

Employee benefits expense for the second quarter of 2012 decreased $2.7 million, or 15.9%, compared to the first quarter of 2012 primarily due to decreases in payroll taxes (down $1.8 million) and expenses related to the Corporation’s 401(k) and profit sharing plans (down $623 thousand). The Corporation generally experiences higher payroll taxes and 401(k) plan contribution matching expense during the first quarter of each year due to the increased payroll related to annual incentive compensation payments.

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

Net Occupancy. Net occupancy expense for the three and six months ended June 30, 2012 increased $390 thousand, or 3.3%, and $535 thousand, or 2.3%, compared to the same periods in 2011. The increase during the three months ended June 30, 2012 was primarily related to an increase in lease expense (up $261 thousand) and service contracts expense (up $249 thousand). These increases were partly offset by an increase in parking garage income (up $149 thousand) and decreases in building maintenance and repair expense (down $133 thousand) and utilities expense (down $127 thousand). The increase during the six months ended June 30, 2012 was primarily related to an increase in service contracts expense (up $212 thousand), lease expense (up $189 thousand) and depreciation expense related to leasehold improvements (up $157 thousand). These increases were partly offset by a decrease in utilities expense (down $180 thousand) and an increase in parking garage income (up $122 thousand).

Net occupancy expense for the second quarter of 2012 increased $416 thousand, or 3.5%, compared to the first quarter of 2012. The increase was primarily related to increases in service contracts expense (up $161 thousand) and lease expense (up $158 thousand).

Furniture and Equipment. Furniture and equipment expense for the three and six months ended June 30, 2012 increased $1.1 million, or 8.8%, and $2.2 million, or 9.0%, compared to the same periods in 2011. The increase during the three months ended June 30, 2012 was primarily related to increases in software maintenance (up $723 thousand), service contracts expense (up $188 thousand) and software amortization (up $133 thousand). The increase during the six months ended June 30, 2012 was primarily related to increases in software maintenance (up $1.2 million), software amortization (up $504 thousand) and service contracts expense (up $502 thousand).

Furniture and equipment expense for the second quarter of 2012 increased $314 thousand, or 2.3%, compared to the first quarter of 2012 primarily related to increases in software maintenance expense (up $213 thousand) and service contracts expense (up $163 thousand).

Deposit Insurance. Deposit insurance expense totaled $2.8 million and $5.3 million for the three and six months ended June 30, 2012 compared to $2.6 million and $7.4 million for the three and six months ended June 30, 2011. The decrease in deposit insurance expense during the first six months of 2012 compared to the same period in 2011 was primarily related to a change in the deposit insurance assessment base and a change in the method by which the assessment rate is determined for large financial institutions which became effective on April 1, 2011, as more fully discussed in the 2011 Form 10-K.

Deposit insurance expense increased $341 thousand to $2.8 million in the second quarter of 2012 compared to $2.5 million in the first quarter of 2012. The increase was primarily related to an increase in total assets.

Intangible Amortization. Intangible amortization is primarily related to core deposit intangibles and, to a lesser extent, intangibles related to customer relationships and non-compete agreements. Intangible amortization for the three and six months ended June 30, 2012 decreased $113 thousand, or 10.2% and $222 thousand, or 10.0% compared to the same periods in 2011. The decreases in amortization expense are primarily the result of the completion of amortization of certain intangible assets and a reduction in the annual amortization rate of certain intangible assets as the Corporation uses an accelerated amortization approach which results in higher amortization rates during the earlier years of the useful lives of intangible assets. The decreases in amortization were partly offset by the additional amortization related to intangible assets recorded in connection with an acquisition in 2011 and the acquisition of Stone Partners Inc. on January 1, 2012. Intangible amortization expense during the second quarter of 2012 did not significantly fluctuate compared to the first quarter of 2012.

Other Non-Interest Expense. Other non-interest expense for the three and six months ended June 30, 2012 increased $2.3 million, or 6.7%, and $2.7 million, or 4.0%, compared to the same periods in 2011. Components of other non-interest expense with significant increases during the three months ended June 30, 2012 included losses on the sale/write-down of assets/foreclosed assets (up $1.1 million), amortization of net deferred costs related to loan commitments (up $659 thousand), advertising/promotions expense (up $452 million) and sundry losses from various miscellaneous items (up $355 thousand). The increase in losses on the sale/write-down of assets/foreclosed assets was partly related to a $700 thousand non-recurring write-down of certain equipment assets. The increase in the amortization of net deferred costs related to loan commitments is primarily related to an increase in commitments outstanding. The increase in advertising/promotions expense is primarily related to the continuation of the marketing campaign that began during the first quarter of 2011. The Corporation expects advertising/promotions expense for the remainder of 2012 to be at levels comparable to 2011. The increases in the aforementioned items were partly offset by decreases in sub-advisor investment management fees related to Frost Investment Advisors, LLC, (down $212 thousand) and web-site maintenance expense (down $212 thousand). Components of other non-interest expense with significant increases during the six months ended June 30, 2012 included advertising/promotions expense (up $1.5 million), amortization of net deferred costs related to loan commitments (up $541 thousand), travel expense (up $532 thousand) and professional services expense (up $356 thousand). The increases in the aforementioned items were partly offset by decreases in donations expense (down $350 thousand), property taxes on foreclosed assets (down $256 thousand), sub-advisor investment management fees related to Frost Investment Advisors, LLC, (down $247 thousand) and losses on the sale/write-down of assets/foreclosed assets (down $230 thousand).

Total other non-interest expense for the second quarter of 2012 increased $3.2 million, or 9.6%, compared to the first quarter of 2012. Significant components of the increase included increases in losses on the sale/write-down of assets/foreclosed assets (up $1.7 million), which included the aforementioned $700 thousand non-recurring write-down of certain equipment assets; advertising/promotions expense (up $1.0 million); travel expense (up $320 thousand) and stationery/supplies expense (up $243 thousand). These increases were partly offset by decreases in dues and membership expenses (down $250 thousand) and web-site maintenance expense (down $217 thousand).

Results of Segment Operations

The Corporation's operations are managed along two primary operating segments: Banking and Frost Wealth Advisors. A description of each business and the methodologies used to measure financial performance is described in Note 14 - Operating Segments in the accompanying notes to consolidated financial statements included elsewhere in this report. Net income (loss) by operating segment is presented below:

	Three Months Ended			Six Months Ended
	June 30, 2012	March 31, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Banking	$55,984	$58,290	$55,438	$114,274	$107,291
Frost Wealth Advisors	4,228	3,391	2,933	7,619	4,603
Non-Banks	(2,150)	(648)	(2,685)	(2,798)	(4,280)

Consolidated net income	$58,062	$61,033	$55,686	$119,095	$107,614

Banking

Net income for the three and six months ended June 30, 2012 increased $546 thousand, or 1.0%, and $7.0 million, or 6.5%, compared to the same periods in 2011. The increase during the three months ended June 30, 2012 was primarily the result of a $6.6 million decrease in the provision for loan losses and a $3.2 million increase in net interest income mostly offset by a $5.7 million increase in non-interest expense, a $2.1 million decrease in non-interest income and a $1.5 million increase in income tax expense. The increase during the six months ended June 30, 2012 was primarily the result of a $15.0 million decrease in the provision for loan losses and a $9.8 million increase in net interest income partly offset by an $8.2 million increase in non-interest expense, a $4.8 million increase in income tax expense and a $4.8 million decrease in non-interest income.

Net interest income for the three and six months ended June 30, 2012 increased $3.2 million, or 2.2%, and $9.8 million, or 3.4%, compared to the same periods in 2011. The increases primarily resulted from increases in the average volume of interest-earning assets partly offset by decreases in the net interest margin. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.

The provision for loan losses for the three and six months ended June 30, 2012 totaled $2.4 million and $3.5 million compared to $9.0 million and $18.4 million for the same periods in 2011. See the analysis of the provision for loan losses included in the section captioned “Allowance for Loan Losses” included elsewhere in this discussion.

Non-interest income for the three and six months ended June 30, 2012 decreased $2.1 million, or 4.6%, and $4.8 million, or 5.0%, compared to the same periods in 2011. The decreases during the three and six months ended June 30, 2012 were primarily due to decreases in interchange and debit card transaction fees and service charges on deposit accounts partly offset by increases in other charges, commissions and fees and insurance commissions and fees. See the analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for the three months and six months ended June 30, 2012 increased $5.7 million, or 5.0%, and increased $8.2 million, or 3.5%, compared to the same periods in 2011. The increase during the three months ended June 30, 2012 was primarily related to increases in other non-interest expense, furniture and equipment expense, salaries and wages and employee benefits. The increase during the six months ended June 30, 2012 was primarily related to increases in other non-interest expense, employee benefits, furniture and equipment expense and salaries and wages partly offset by a decrease in deposit insurance expense. The increases in other non-interest expense were related to increases in advertising/promotions expense and amortization of net deferred costs related to loan commitments, among other things, as well as increases in overhead cost allocations. The increases in employee benefits expense were primarily related to increases in expenses related to the Corporation’s defined benefit retirement plans and medical expense partly offset by a decrease in expense related to the Corporation’s 401(k) and profit sharing plans. The increases in furniture and equipment expense were due to increases in software maintenance, software amortization and service contract expenses. The increases in salaries and wages were primarily related to normal annual merit and market increases and increased commissions related to higher insurance revenues partly offset by a decrease in stock-based compensation expense and an increase in cost deferrals related to lending activity. The decrease in deposit insurance expense during the first six months of 2012 compared to the same period in 2011 was primarily related to a change in the deposit insurance assessment base and a change in the method by which the assessment rate is determined for large financial institutions which became effective on April 1, 2011. See the analysis of these items included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $9.2 million and $21.7 million during the three and six months ended June 30, 2012 and $7.9 million and $18.5 million during the three and six months ended June 30, 2011. The increases in commission revenues were primarily related to increases in employee benefit commissions and fees, which were partly related to the acquisitions of Clark Benefits Group during the second quarter of 2011 and Stone Partners, Inc. (“Stone”) during the first quarter of 2012. See the analysis of insurance commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion. Frost Insurance Agency also had consulting revenues totaling $477 thousand and $862 thousand during the three and six months ended June 30, 2012. Consulting revenues are reported as a component of other charges, commissions and fees and were primarily related to the acquisition of Stone.

Frost Wealth Advisors

Net income for the three and six months ended June 30, 2012 increased $1.3 million, or 44.2%, and $3.0 million, or 65.5%, compared to the same periods in 2011. The increase during the three months ended June 30, 2012 was primarily due to a $755 thousand increase in non-interest income, a $668 thousand decrease in non-interest expense and a $570 thousand increase in net interest income partly offset by a $698 thousand increase in income tax expense. The increase during the six months ended June 30, 2012 was primarily due to a $1.8 million decrease in non-interest expense, a $1.7 million increase in non-interest income and a $1.2 million increase in net interest income partly offset by a $1.6 million increase in income tax expense.

Net interest income for the three and six months ended June 30, 2012 increased $569 thousand, or 39.6%, and $1.2 million, or 43.2%, compared to the same periods in 2011. The increase in net interest income was due to an increase in the average volume of funds provided due to an increase in the average volume of Frost Wealth Advisor’s repurchase agreements combined with an increase in the funds transfer price received for providing those funds.

Non-interest income for the three and six months ended June 30, 2012 increased $755 thousand, or 3.2%, and $1.7 million, or 3.5%, compared to the same periods in 2011. The increases during the three and six months ended June 30, 2012 were primarily due to increases in trust and investment management fees (up $1.1 million during the three months ended June 30, 2012 and $2.3 million during the six months ended June 30, 2012) partly offset by decreases in other charges, commissions and fees (down $311 thousand during the three months ended June 30, 2012 and $604 thousand during the six months ended June 30, 2012).

Trust and investment management fee income is the most significant income component for Frost Wealth Advisors. Investment fees are the most significant component of trust and investment management fees, making up approximately 65% of total trust and investment management fees for the first six months of 2012. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. The increase in trust and investment management fee income during the three months ended June 30, 2012 compared to the same period in 2011 was primarily the result of an increase in oil and gas trust management fees and trust investment fees. The increase in trust and investment management fee income during the six months ended June 30, 2012 compared to the same period in 2011 was primarily the result of an increase in trust investment fees, oil and gas trust management fees, estate fees, custody fees and mutual fund management fees. See the analysis of trust and investment management fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

The decreases in other charges, commissions and fees during the three and six months ended June 30, 2012 compared to the same periods in 2011 were primarily due to decreases in income related to the sale of annuities.

Non-interest expense for the three and six months ended June 30, 2012 decreased $668 thousand, or 3.2%, and $1.8 million, or 4.1%, compared to the same periods in 2011. The decreases were primarily due to a decreases in other non-interest expense (down $714 thousand during the three months ended June 30, 2012 and $2.0 million during the six months ended June 30, 2012). The decreases in other non-interest expense were related to decreases in various overhead cost allocations as well as decreases in sundry losses from various miscellaneous items, professional services expense and sub-advisor investment management fees related to Frost Investment Advisors, LLC, among other things.

Non-Banks

The net loss for the Non-Banks operating segment for the three and six months ended June 30, 2012 decreased $535 thousand, or 19.9%, and $1.5 million, or 34.6%, respectively, compared to the same periods in 2011. The decrease in the net loss during the three months ended June 30, 2012 was primarily due to a $1.2 million decrease in net interest expense and a $336 thousand increase in non-interest income partly offset by a $754 thousand increase in non-interest expense and a $205 thousand increase in income tax expense. The decrease in the net loss during the six months ended June 30, 2012 was primarily due to a $1.8 million decrease in net interest expense and a $1.8 million increase in non-interest income partly offset by a $1.3 million increase in non-interest expense and a $764 thousand increase in income tax expense. The decreases in net interest expense were related to a decrease in the interest rate paid on the Corporation’s $100 million fixed-to-floating rate subordinated notes, which changed to a floating interest rate during the first quarter of 2012. The increases in non-interest income were primarily related to increased mineral interest income related to bonus, rental and shut-in payments and oil and gas royalties received from severed mineral interests on property owned by Main Plaza Corporation, a wholly-owned non-banking subsidiary of the Corporation. The increases in other non-interest expense were partly related to a $700 thousand non-recurring write-down of certain equipment assets during the second quarter of 2012.

Income Taxes

The Corporation recognized income tax expense of $16.0 million and $33.5 million, for an effective tax rate of 21.6% and 22.0% for the three and six months ended June 30, 2012 compared to $13.7 million and $26.3 million, for an effective tax rate of 19.7% and 19.6% for the three and six months ended June 30, 2011. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies.

Average Balance Sheet

Average assets totaled $20.2 billion for the six months ended June 30, 2012 representing an increase of $2.2 billion, or 12.5%, compared to average assets for the same period in 2011. The increase was primarily reflected in earning assets, which increased $2.3 billion, or 14.0%, during the first six months of 2012 compared to the first six months of 2011. The increase in earning assets was primarily due to a $3.0 billion increase in average securities partly offset by an $854.9 million decrease in average interest-bearing deposits and federal funds sold and resale agreements. The growth in average interest-earning assets was primarily funded by an increase in deposits. Total deposits averaged $16.6 billion for the first six months of 2012, increasing $2.0 billion, or 13.5%, compared to the same period in 2011. Average interest-bearing accounts totaled 60.3% and 63.5% of average total deposits during the first six months of 2012 and 2011, respectively.

Loans

Loans were as follows as of the dates indicated:

	June 30, 2012	Percentage of Total	March 31, 2012	December 31, 2011	June 30, 2011
Commercial and industrial:
Commercial	$3,911,502	46.1%	$3,709,450	$3,553,989	$3,510,738
Leases	236,891	2.8	193,162	193,412	184,991
Asset-based	161,496	1.9	140,240	169,466	146,421

Total commercial and industrial	4,309,889	50.8	4,042,852	3,916,867	3,842,150

Commercial real estate:
Commercial mortgages	2,396,609	28.2	2,357,206	2,383,479	2,403,350
Construction	538,681	6.3	493,600	434,870	533,132
Land:	184,612	2.2	184,078	202,478	220,617

Total commercial real estate	3,119,902	36.7	3,034,884	3,020,827	3,157,099

Consumer real estate:
Home equity loans	288,917	3.4	288,961	282,244	276,869
Home equity lines of credit	189,910	2.2	190,371	191,960	189,356
1-4 family residential mortgages	39,006	0.5	43,284	45,943	49,849
Construction	19,498	0.2	18,910	17,544	17,952
Other	224,729	2.7	219,760	225,118	239,043

Total consumer real estate	762,060	9.0	761,286	762,809	773,069

Total real estate	3,881,962	45.7	3,796,170	3,783,636	3,930,168

Consumer and other:
Consumer installment	306,130	3.6	296,057	301,518	298,327
Other	10,873	0.1	8,415	11,018	15,978

Total consumer and other	317,003	3.7	304,472	312,536	314,305

Unearned discounts	(19,091)	(0.2)	(16,781)	(17,910)	(18,411)

Total loans	$8,489,763	100.0%	$8,126,713	$7,995,129	$8,068,212

Loans increased $494.6 million, or 6.2%, compared to December 31, 2011. The majority of the Corporation’s loan portfolio is comprised of commercial and industrial loans and real estate loans. Commercial and industrial loans made up 50.8% and 49.0% of total loans at June 30, 2012 and December 31, 2011, respectively while real estate loans made up 45.7% and 47.3% of total loans, respectively, at those dates. Real estate loans include both commercial and consumer balances.

Commercial and industrial loans increased $393.0 million, or 10.0%, during the first six months of 2012. The Corporation’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Corporation’s loan policy guidelines. The commercial and industrial loan portfolio also includes the commercial lease and asset-based lending portfolios as well as purchased shared national credits (“SNC”s) which are discussed in more detail below.

Purchased shared national credits are participations purchased from upstream financial organizations and tend to be larger in size than the Corporation’s originated portfolio. The Corporation’s purchased SNC portfolio totaled $650.6 million at June 30, 2012, increasing $113.2 million, or 21.1%, from $537.4 million at December 31, 2011. At June 30, 2012, 67.5% of outstanding purchased SNCs was related to the energy industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the commercial and industrial portfolio, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of the Corporation’s customers. As a matter of policy, the Corporation generally only participates in SNCs for companies headquartered in or which have significant operations within the Corporation’s market areas. In addition, the Corporation must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.

Real estate loans increased $98.3 million, or 2.6%, during the first six months of 2012. Real estate loans include both commercial and consumer balances. Commercial real estate loans totaled $3.1 billion at June 30, 2012 and represented 80.4% of total real estate loans. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. The Corporation’s primary focus for its commercial real estate portfolio has been growth in loans secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan.

The consumer loan portfolio, including all consumer real estate, increased $3.9 million, or 0.4%, from December 31, 2011. As the following table illustrates, the consumer loan portfolio has three distinct segments, including consumer real estate (excluding 1-4 family residential mortgages), consumer installment and 1-4 family residential mortgages.

	June 30, 2012	March 31, 2012	December 31, 2011	June 30, 2011
Consumer real estate:
Home equity loans	$288,917	$288,961	$282,244	$276,869
Home equity lines of credit	189,910	190,371	191,960	189,356
Construction	19,498	18,910	17,544	17,952
Other	224,729	219,760	225,118	239,043

Total consumer real estate	723,054	718,002	716,866	723,220

Consumer installment	306,130	296,057	301,518	298,327
1-4 family residential mortgages	39,006	43,284	45,943	49,849

Total consumer loans	$1,068,190	$1,057,343	$1,064,327	$1,071,396

Consumer real estate loans, increased $6.2 million, or 0.9%, from December 31, 2011. Combined, home equity loans and lines of credit made up 66.2% and 66.1% of the consumer real estate loan total at June 30, 2012 and December 31, 2011, respectively. The Corporation offers home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans. In general, the Corporation no longer originates 1-4 family mortgage loans, however, from time to time, the Corporation may invest in such loans to meet the needs of its customers.

The consumer installment loan portfolio primarily consists of automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents, and other similar types of credit facilities.

Non-Performing Assets

Non-performing assets and accruing past due loans are presented in the table below. All troubled debt restructurings are reported as non-accrual loans.

	June 30, 2012	March 31, 2012	December 31, 2011	June 30, 2011
Non-accrual loans:
Commercial and industrial	$43,855	$49,588	$43,874	$73,686
Commercial real estate	44,471	43,177	45,149	52,729
Consumer real estate	3,241	4,322	4,587	3,683
Consumer and other	688	783	728	430

Total non-accrual loans	92,255	97,870	94,338	130,528
Foreclosed assets:
Real estate	19,818	22,671	26,608	30,822
Other	—	5	—	—

Total foreclosed assets	19,818	22,676	26,608	30,822

Total non-performing assets	$112,073	$120,546	$120,946	$161,350

Ratio of non-performing assets to:
Total loans and foreclosed assets	1.32%	1.48%	1.51%	1.99%
Total assets	0.54	0.59	0.60	0.87
Accruing past due loans:
30 to 89 days past due	$30,878	$38,710	$42,463	$45,217
90 or more days past due	12,824	20,618	17,417	12,992

Total accruing past due loans	$43,702	$59,328	$59,880	$58,209

Ratio of accruing past due loans to total loans:
30 to 89 days past due	0.36%	0.48%	0.53%	0.56%
90 or more days past due	0.15	0.25	0.22	0.16

Total accruing past due loans	0.51%	0.73%	0.75%	0.72%

Non-performing assets include non-accrual loans and foreclosed assets. Non-performing assets at June 30, 2012 decreased $8.9 million from December 31, 2011 and $49.3 million from June 30, 2011. While down significantly from a year ago, in general, the level of non-performing assets during the comparable periods is reflective of weaker economic conditions which began in the latter part of 2008, although the Corporation has experienced decreases in the levels of classified assets in recent quarters. Non-accrual commercial and industrial loans included three credit relationships in excess of $5 million totaling $24.1 million at June 30, 2012 and two credit relationships in excess of $5 million totaling $17.3 million at December 31, 2011. Non-accrual real estate loans primarily consist of land development, 1-4 family residential construction credit relationships and loans secured by office buildings and religious facilities. Non-accrual commercial real estate loans included one credit relationship in excess of $5 million totaling $5.7 million at June 30, 2012 and one credit relationship in excess of $5 million totaling $5.8 million at December 31, 2011.

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

Foreclosed assets represent property acquired as the result of borrower defaults on loans. Foreclosed assets are recorded at estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for loan losses. Regulatory guidelines require the Corporation to reevaluate the fair value of foreclosed assets on at least an annual basis. The Corporation’s policy is to comply with the regulatory guidelines. Write-downs are provided for subsequent declines in value and are included in other non-interest expense along with other expenses related to maintaining the properties. During 2012 and 2011, foreclosed assets, particularly among certain classes of property (primarily land), experienced significant deterioration in fair values as a result of the prevailing weaker economic conditions. Write-downs of foreclosed assets totaled $1.3 million and $803 thousand, during the six months ended June 30, 2012 and 2011, respectively. There were no significant concentrations of any properties, to which the aforementioned write-downs relate, in any single geographic region.

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At June 30, 2012 and December 31, 2011, the Corporation had $40.2 million and $42.6 million in loans of this type which are not included in either of the non-accrual or 90 days past due loan categories. At June 30, 2012, potential problem loans consisted of seven credit relationships. Of the total outstanding balance at June 30, 2012, 65.8% related to a customer in the construction industry and 14.8% related to two customers in manufacturing. Weakness in these companies’ operating performance has caused the Corporation to heighten the attention given to these credits.

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

The table below provides, as of the dates indicated, an allocation of the allowance for loan losses by loan type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. Prior to June 30, 2012, certain general valuation allowances were not allocated to specific loan portfolio segments and were included in unallocated allowances. See Note 3 – Loans for details of amounts allocated to specific portfolio segments.

	June 30, 2012	March 31, 2012	December 31, 2011	June 30, 2011
Commercial and industrial	$53,475	$45,869	$42,774	$56,566
Commercial real estate	27,631	20,003	20,912	20,901
Consumer real estate	5,235	3,699	3,540	3,683
Consumer and other	3,649	8,715	12,635	12,611
Unallocated	15,658	28,895	30,286	28,980

Total	$105,648	$107,181	$110,147	$122,741

As of June 30, 2012, the reserve allocated to commercial and industrial loans increased $10.7 million compared to December 31, 2011 and decreased $3.1 million compared to June 30, 2011. As of June 30, 2012, the reserve allocated to commercial and industrial loans included $6.2 million related to certain general valuation allowances that were previously reported as components of the unallocated portion of the allowance for loan losses (see Note 3 – Loans for details). Excluding the impact of this reclassification of certain general valuation allowances, the reserve allocated to commercial and industrial loans at June 30, 2012 increased $4.5 million from December 31, 2011, which was primarily due to an increase in allocations for specific loans, an increase in historical valuation allowances due to an increase in the volume of non-classified commercial and industrial loans and an increase in the allocation for distressed industries partly offset by the effect of a decrease in the environmental adjustment factor and a decrease in classified loans. Excluding the impact of the aforementioned $6.2 million reclassification of certain general valuation allowances, the reserve allocated to commercial and industrial loans at June 30, 2012 decreased $9.3 million from June 30, 2011. This decrease was related to a decrease in allocations for specific loans, a decrease in classified loans and the effect of a decrease in the environmental adjustment factor partly offset by the allocation for distressed industries, which was not a part of the Corporation’s allowance for loan loss methodology as of June 30, 2011, and an increase in historical valuation allowances due to an increase in the volume of non-classified commercial and industrial loans. Classified commercial and industrial loans (loans having a risk grade of 11, 12 or 13) totaled $132.1 million at June 30, 2012 compared to $139.2 million at December 31, 2011 and $194.2 million at June 30, 2011. Specific allocations of the allowance for loan losses related to commercial and industrial loans totaled

$5.1 million at June 30, 2012 compared to $2.7 million at December 31, 2011 and $17.0 million at June 30, 2011. The environmental adjustment factor resulted in additional general valuation allowances for commercial real estate loans totaling $5.3 million at June 30, 2012 and $5.7 million at both December 31, 2011 and June 30, 2011. The distressed industries allocation related to commercial and industrial loans totaled $4.7 million at June 30, 2012 and $4.1 million at December 31, 2011. As more fully discussed in Note 3 – Loans in the accompanying notes to consolidated financial statements, the distressed industries allocation was added to the Corporation’s methodology for the determination of reserves allocated to specific loan portfolio segments in the fourth quarter of 2011.

As of June 30, 2012, the reserve allocated to commercial real estate loans increased $6.7 million compared to both December 31, 2011 and June 30, 2011. As of June 30, 2012, the reserve allocated to commercial real estate loans included $6.9 million related to certain general valuation allowances that were previously reported as components of the unallocated portion of the allowance for loan losses (see Note 3 – Loans for details). Excluding the impact of this reclassification of certain general valuation allowances, the reserve allocated to commercial real estate loans at June 30, 2012 did not significantly fluctuate compared to December 31, 2011 as a decrease in classified loans and the effect of a decrease in the environmental adjustment factor were for the most part offset by an increase in the allocation for distressed industries and an increase in historical valuation allowances due to an increase in the volume of non-classified commercial real estate loans. Excluding the impact of the aforementioned $6.9 million reclassification of certain general valuation allowances, the reserve allocated to commercial real estate loans at June 30, 2012 did not significantly fluctuate compared to June 30, 2011 as a decrease in classified loans and the effect of a decrease in the environmental adjustment factor were for the most part offset by an increase in the allocation for distressed industries, which was not a part of the Corporation’s allowance for loan loss methodology as of June 30, 2011. The allowance allocated to commercial real estate loans at June 30, 2012 was also impacted by a decrease in the historical loss allocation factors applied to certain categories of non-classified and classified commercial real estate loans compared to the historical loss allocation factors used in 2011. Classified commercial real estate loans totaled $159.9 million at June 30, 2012 compared to $180.0 million at December 31, 2011 and $172.1 million at June 30, 2011. Specific allocations of the allowance for loan losses related to commercial real estate loans totaled $1.1 million at both June 30, 2012 and December 31, 2011 and $1.3 million at June 30, 2011. The environmental adjustment factor resulted in additional general valuation allowances for commercial real estate loans totaling $3.3 million at June 30, 2012, $3.7 million at December 31, 2011 and $3.8 million at June 30, 2011. The distressed industries allocation related to commercial real estate loans totaled $1.4 million at June 30, 2012 and $922 thousand at December 31, 2011.

The reserve allocated to consumer real estate loans at June 30, 2012 increased $1.7 million compared to December 31, 2011 and $1.6 million compared to June 30, 2011. As of June 30, 2012, the reserve allocated to consumer real estate loans included $1.6 million related to certain general valuation allowances that were previously reported as components of the unallocated portion of the allowance for loan losses (see Note 3 – Loans for details). Excluding the impact of this reclassification of certain general valuation allowances, the reserve allocated to consumer real estate loans at June 30, 2012 did not significantly fluctuate compared to December 31, 2011 and June 30, 2011 as decreases in classified loans, the effect of decreases in the historical loss allocation factors applied to certain categories of classified loans and special mention grade loans at June 30, 2012 compared to the historical loss allocation factors used in 2011, decreases in allocations for specific loans and decreases in the environmental adjustment factor were mostly offset by the effect of an increase in the historical loss allocation factor applied to pass-grade loans at June 30, 2012 compared to the historical loss allocation factors used in 2011.

The reserve allocated to consumer and other loans at June 30, 2012 decreased $9.0 million compared to both December 31, 2011 and June 30, 2011. As of June 30, 2012, the reserve allocated to consumer and other loans included a reduction of $5.4 million related to certain general valuation allowances that were previously reported as components of the unallocated portion of the allowance for loan losses (see Note 3 – Loans for details). Excluding the impact of this reclassification of certain general valuation allowances, the reserve allocated to consumer and other loans at June 30, 2012 decreased $3.6 million compared to both December 31, 2011 and June 30, 2011. The decreases were primarily related to a decrease in the historical loss allocation factor applied to consumer and other loans combined with a decrease in the environmental adjustment factor partly offset by the effect of an increase in the volume of consumer and other loans.

The unallocated portion of the allowance for loan losses represents certain general valuation allowances that are not allocated to specific loan portfolio segments. See Note 3 – Loans in the accompanying notes to consolidated financial statements for information regarding the components of the unallocated portion of the allowance. The unallocated portion of the allowance for loan losses at June 30, 2012 decreased $14.6 million compared to December 31, 2011 and $13.3 million compared to June 30, 2011. Excluding certain general valuation allowances that were reclassified to specific loan portfolio segments, as discussed above, the unallocated portion of the allowance for loan losses at June 30, 2012 would have decreased $5.9 million compared to December 31, 2011 and $8.0 million compared to June 30, 2011 primarily due to decreases in the allocation for general macroeconomic risk (down $6.7 million and $8.6 million at June 30, 2012 compared to December 31, 2011 and June 30, 2011, respectively). The decrease in the allocation for general macroeconomic risk is reflective of improving trends in certain components of the Texas Leading Index and an improved outlook on the credit quality of the Corporation’s loan portfolio.

Aggregated components of the Corporation’s overall general valuation allowance (those allocated amongst the various loan portfolio segments and the unallocated portion of the allowance for loan losses) with significant fluctuations at June 30, 2012 compared to December 31, 2011 and June 30, 2011 included allocations for excessive industry concentrations (up $2.3 million and $7.2 million, in aggregate, at June 30, 2012 compared to December 31, 2011 and June 30, 2011, respectively), the adjustment for recoveries (up $1.4 million and $3.1 million, in aggregate, at June 30, 2012 compared to December 31, 2011 and June 30, 2011, respectively) and allocations for loans that did not undergo a separate, independent concurrence review during the underwriting process (down $850 thousand and $1.0 million, in aggregate, at June 30, 2012 compared to December 31, 2011 and June 30, 2011, respectively). The increase in the aggregate allocation for excessive industry concentrations was partly related to new industry concentrations that were not considered to be excessive industry concentrations in 2011. The increase in the aggregate adjustment for recoveries reflects the recent trend of higher recoveries, primarily due to the higher level of charge-offs in recent years. The decrease in aggregate allocation for loans that did not undergo a separate, independent concurrence review during the underwriting process was primarily related to a decrease in the volume of such loans.

Activity in the allowance for loan losses is presented in the following table.

	Three Months Ended			Six Months Ended
	June 30, 2012	March 31, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Balance at beginning of period	$107,181	$110,147	$124,321	$110,147	$126,316

Provision for loan losses	2,355	1,100	8,985	3,455	18,435

Charge-offs:
Commercial and industrial	(4,474)	(3,012)	(5,576)	(7,486)	(13,173)
Commercial real estate	(353)	(2,842)	(4,694)	(3,195)	(8,572)
Consumer real estate	(606)	(289)	(459)	(895)	(1,279)
Consumer and other	(2,229)	(1,985)	(2,397)	(4,214)	(4,699)

Total charge-offs	(7,662)	(8,128)	(13,126)	(15,790)	(27,723)

Recoveries:
Commercial and industrial	1,294	1,341	858	2,635	1,625
Commercial real estate	858	492	136	1,350	693
Consumer real estate	87	523	97	610	387
Consumer and other	1,535	1,706	1,470	3,241	3,008

Total recoveries	3,774	4,062	2,561	7,836	5,713

Net charge-offs	(3,888)	(4,066)	(10,565)	(7,954)	(22,010)

Balance at end of period	$105,648	$107,181	$122,741	$105,648	$122,741

Ratio of allowance for loan losses to:
Total loans	1.24%	1.32%	1.52%	1.24%	1.52%
Non-accrual loans	114.52	109.51	94.03	114.52	94.03

Ratio of annualized net charge-offs to average total loans	0.19	0.20	0.52	0.20	0.55

The provision for loan losses decreased $6.6 million, or 73.8%, during the three months ended June 30, 2012 and decreased $15.0 million, or 81.3%, during the six months ended June 30, 2012 compared to the same periods in 2011. The level of the provision for loan losses during 2012 is reflective of the decreasing trend in classified loans and a decrease in net charge-offs. Net charge-offs during the three months ended June 30, 2012 decreased $6.7 million while net charge-offs during the six months ended June 30, 2012 decreased $14.1 million, compared in each case, to the same periods in 2011. The overall trend in net charge-offs reflects the continued improvement in the level of classified loans. Net charge-offs for the second quarter of 2012 decreased $178 thousand compared to the first quarter of 2012. The provision for loan losses increased $1.3 million during the second quarter of 2012 compared to the first quarter of 2012, in part due to an increase in the overall volume of loans. The Corporation expects the level of net charge-offs to continue to trend downward as the overall credit quality of the loan portfolio continues to improve. The ratio of the allowance for loan losses to total loans decreased 14 basis point from 1.38% at December 31, 2011 to 1.24% at June 30, 2012. Management believes the recorded amount of the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, the Corporation’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

Capital and Liquidity

Capital. Shareholders’ equity totaled $2.4 billion at June 30, 2012, $2.3 billion at December 31, 2011 and $2.2 billion at June 30, 2011. In addition to net income of $119.1 million, other changes in shareholders’ equity during the first six months of 2012 included $57.8 million of dividends paid, $7.2 million in proceeds from stock option exercises and the related tax deficiency of $414 thousand, other comprehensive income, net of tax, of $5.5 million and $5.4 million related to stock-based compensation.

The accumulated other comprehensive income/loss component of shareholders’ equity totaled a net, after-tax, unrealized gain of $253.3 million at June 30, 2012 compared to a net, after-tax, unrealized gain of $247.7 million at December 31, 2011. During the first six months of 2012, a $14.9 million net after-tax increase in the accumulated net unrealized gain on securities available for sale and a $1.7 million net after-tax decrease in the accumulated net actuarial loss on defined-benefit post-retirement benefit plans was partly offset by an $11.1 million net after-tax decrease in the accumulated net gain on effective cash flow hedges. Under current regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to securities available for sale, effective cash flow hedges and defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. See Note 7 - Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.

The Corporation paid quarterly dividends of $0.46 and $0.48 per common share during the first and second quarters of 2012 and quarterly dividends of $0.45 and $0.46 per common share during the first and second quarters of 2011. This equates to a dividend payout ratio of 46.3% and 50.8% during the first and second quarters of 2012 and 53.1% and 50.7% during the first and second quarters of 2011.

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

Capital Proposals. In June 2012, the Corporation’s primary federal regulator, the Federal Reserve, published two notices of proposed rulemaking (the “2012 Capital Proposals”) that would substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including Cullen/Frost and Frost Bank, compared to the current U.S. risk-based capital rules, which are based on the international capital accords of the Basel Committee on Banking Supervision (the “Basel Committee”) generally referred to as “Basel I.” One of the 2012 Capital Proposals (the “Basel III Proposal”) deals with the components of capital and other issues affecting the numerator in banking institutions’ regulatory capital ratios and would implement the Basel Committee’s December 2010 framework know as “Basel III” for strengthening international capital standards. The other proposal (the “Standardized Approach Proposal”) deals with risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and would replace the existing Basel I-derived risk-weighting approach with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. The 2012 Capital Proposals would also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. As proposed, the Basel III Proposal and the Standardized Approach Proposal would come into effect on January 1, 2013 and January 1, 2015, respectively.

The federal banking agencies have not proposed rules implementing the final liquidity framework of Basel III and have not determined to what extent they will apply to U.S. banks that are not large, internationally active banks.

The Basel III Proposal is generally consistent with the final Basel III capital framework, as described in the Corporation’s Annual Report on Form 10-K under “Item 1. Business—Supervision and Regulation—Capital Requirements.” Although the Basel III Proposal does not specify an effective date or implementation date, it contemplates that implementation will coincide with the international Basel III implementation schedule, which commences on January 1, 2013.

In addition to the requirements of the Basel III final capital framework, the Basel III Proposal, among other things requires the phase-out of certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies in equal installments between 2013 and 2016, consistent with Section 171 of the Dodd-Frank Act.

With respect to Frost Bank, the Basel III Proposal would also revise the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, including by (i) introducing a Common Equity Tier 1 (“CET1”) ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be well capitalized.

The federal banking agencies in 2008 proposed, as an option for banking institutions that are not subject to the advanced risk-weighting approaches of Basel II, an approach based upon the Basel II standardized risk-weighting approach, but the agencies never proceeded with it. The Standardized Approach Proposal expands upon the initial U.S. Basel II approach from 2008 but would be mandatory and, because of Dodd-Frank’s prohibition on the use of credit ratings, would substitute non ratings-based alternatives for Basel II’s heavy reliance on credit ratings.

This proposal would expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories, including many residential mortgages and certain commercial real estate. Specifics include, among other things:

•	Applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans.

•

For residential mortgage exposures, the current approach of a 50% risk weight for high-quality seasoned mortgages and a 100% risk-weight for all other mortgages is replaced with a risk weight of between 35% and 200% depending upon the mortgage’s loan-to-value ratio and whether the mortgage is a “category 1” or “category 2” residential mortgage exposure (based on eight criteria that include the term, use of negative amortization, balloon payments and certain rate increases).

•	Assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due.

•	Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%).

•	Providing for a 100% risk weight for claims on securities firms.

•	Eliminating the current 50% cap on the risk weight for OTC derivatives.

In addition, the Standardized Approach Proposal also provides more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increases the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.

Management believes that, as of June 30, 2012, Cullen/Frost and Frost Bank would meet all capital adequacy requirements under the Basel III and Standardized Approach Proposals on a fully phased-in basis if such requirements were currently effective. There can be no guarantee that the Basel III and the Standardized Approach Proposals will be adopted in their current form, what changes may be made before adoption, or when ultimate adoption will occur.

Liquidity. Liquidity measures the ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate market opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds. The objective of the Corporation’s liquidity management is to manage cash flow and liquidity reserves so that they are adequate to fund the Corporation’s operations and to meet obligations and other commitments on a timely basis and at a reasonable cost. The Corporation seeks to achieve this objective and ensure that funding needs are met by maintaining an appropriate level of liquid funds through asset/liability management, which includes managing the mix and time to maturity of financial assets and financial liabilities on the Corporation’s balance sheet. The Company’s liquidity position is enhanced by its ability to raise additional funds as needed in the wholesale markets.

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

The liquidity position of the Corporation is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in the Corporation’s asset/liability management process. The Corporation regularly models liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into the Corporation’s contingency funding plan, which provides the basis for the identification of the Corporation’s liquidity needs. As of June 30, 2012, management is not aware of any events that are reasonably likely to have a material adverse effect on the Corporation’s liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity, including the Basel III liquidity framework, which, if implemented, would have a material adverse effect on the Corporation.

Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 7 - Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At June 30, 2012, Cullen/Frost had liquid assets, including cash and resell agreements, totaling $210.2 million, which included $5.1 million in cash collateral on deposit with other financial institution counterparties to interest rate swap transactions.

Accounting Standards Updates

See Note 16 - Accounting Standards Updates in the accompanying notes to consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on the Corporation’s financial statements.

Consolidated Average Balance Sheets and Interest Income Analysis - Year-to-Date

(Dollars in thousands - taxable-equivalent basis)

	June 30, 2012			June 30, 2011
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$1,240,624	$1,833	0.30%	$2,105,068	$2,643	0.25%
Federal funds sold and resell agreements	23,530	48	0.41	14,003	29	0.41
Securities:
Taxable	6,685,501	70,465	2.17	3,739,487	62,853	3.47
Tax-exempt	2,237,643	71,463	6.94	2,151,189	73,201	6.98

Total securities	8,923,144	141,928	3.32	5,890,676	136,054	4.76
Loans, net of unearned discounts	8,158,845	198,607	4.90	8,080,862	201,054	5.02

Total Earning Assets and Average Rate Earned	18,346,143	342,416	3.82	16,090,609	339,780	4.29
Cash and due from banks	564,899			630,339
Allowance for loan losses	(109,742)			(126,387)
Premises and equipment, net	323,590			315,394
Accrued interest and other assets	1,035,844			1,015,954

Total Assets	$20,160,734			$17,925,909

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$5,879,952			$4,774,321
Correspondent banks	326,721			326,675
Public funds	407,412			255,346

Total non-interest-bearing demand deposits	6,614,085			5,356,342
Interest-bearing deposits:
Private accounts
Savings and interest checking	2,899,312	841	0.06	2,469,108	1,253	0.10
Money market deposit accounts	5,699,535	5,989	0.21	5,243,358	7,547	0.29
Time accounts	1,036,803	1,985	0.39	1,150,449	2,702	0.47
Public funds	389,645	304	0.16	437,641	395	0.18

Total interest-bearing deposits	10,025,295	9,119	0.18	9,300,556	11,897	0.26

Total deposits	16,639,380			14,656,898
Federal funds purchased and repurchase agreements	627,208	68	0.02	546,276	214	0.08
Junior subordinated deferrable interest debentures	123,712	3,385	5.47	123,712	3,363	5.44
Subordinated notes payable and other notes	100,000	1,164	2.33	250,000	8,159	6.53
Federal Home Loan Bank advances	21	1	6.00	40	1	6.00

Total Interest-Bearing Funds and Average Rate Paid	10,876,236	13,737	0.25	10,220,584	23,634	0.46

Accrued interest and other liabilities	338,275			239,167

Total Liabilities	17,828,596			15,816,093
Shareholders’ Equity	2,332,138			2,109,816

Total Liabilities and Shareholders’ Equity	$20,160,734			$17,925,909

Net interest income		$328,679			$316,146

Net interest spread			3.57%			3.83%

Net interest income to total average earning assets			3.67%			3.99%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis-By-Quarter

(Dollars in thousands - taxable-equivalent basis)

	June 30, 2012			March 31, 2012
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$1,380,380	$903	0.26%	$1,100,867	$930	0.34%
Federal funds sold and resell agreements	33,039	33	0.40	14,021	15	0.43
Securities:
Taxable	6,705,624	34,399	2.11	6,665,378	36,066	2.23
Tax-exempt	2,218,519	35,440	6.94	2,256,766	36,023	6.94

Total securities	8,924,143	69,839	3.27	8,922,144	72,089	3.37
Loans, net of unearned discounts	8,267,721	99,776	4.85	8,049,968	98,831	4.94

Total Earning Assets and Average Rate Earned	18,605,283	170,551	3.75	18,087,000	171,865	3.89
Cash and due from banks	551,863			577,936
Allowance for loan losses	(107,697)			(111,788)
Premises and equipment, net	324,350			322,831
Accrued interest and other assets	1,027,443			1,044,067

Total Assets	$20,401,242			$19,920,046

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$6,116,737			$5,643,167
Correspondent banks	323,003			330,440
Public funds	389,461			425,363

Total non-interest-bearing demand deposits	6,829,201			6,398,970
Interest-bearing deposits:
Private accounts
Savings and interest checking	2,944,130	416	0.06	2,854,493	425	0.06
Money market deposit accounts	5,716,406	3,020	0.21	5,682,663	2,969	0.21
Time accounts	1,028,597	959	0.37	1,045,009	1,026	0.39
Public funds	363,332	152	0.17	415,959	152	0.15

Total interest-bearing deposits	10,052,465	4,547	0.18	9,998,124	4,572	0.18

Total deposits	16,881,666			16,397,094
Federal funds purchased and repurchase agreements	621,114	34	0.02	633,303	34	0.02
Junior subordinated deferrable interest debentures	123,712	1,711	5.53	123,712	1,674	5.41
Subordinated notes payable and other notes	100,000	287	1.15	100,000	878	3.51
Federal Home Loan Bank advances	18	—	6.00	23	—	6.00

Total Interest-Bearing Funds and Average Rate Paid	10,897,309	6,579	0.24	10,855,162	7,158	0.26

Accrued interest and other liabilities	327,559			348,807

Total Liabilities	18,054,069			17,602,939
Shareholders’ Equity	2,347,173			2,317,107

Total Liabilities and Shareholders’ Equity	$20,401,242			$19,920,046

Net interest income		$163,972			$164,707

Net interest spread			3.51%			3.63%

Net interest income to total average earning assets			3.61%			3.73%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis-By-Quarter

(Dollars in thousands - taxable-equivalent basis)

	December 31, 2011			September 30, 2011
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$2,515,512	$1,903	0.30%	$3,243,562	$1,811	0.22%
Federal funds sold and resell agreements	14,055	17	0.48	15,957	15	0.38
Securities:
Taxable	5,080,515	34,130	2.78	3,538,329	30,089	3.57
Tax-exempt	2,220,231	36,221	6.94	2,219,092	36,916	6.98

Total securities	7,300,746	70,351	4.02	5,757,421	67,005	4.88
Loans, net of unearned discounts	7,975,198	101,258	5.04	8,036,183	101,166	4.99

Total Earning Assets and Average Rate Earned	17,805,511	173,529	3.95	17,053,123	169,997	4.03
Cash and due from banks	545,367			582,192
Allowance for loan losses	(117,006)			(120,908)
Premises and equipment, net	321,776			318,443
Accrued interest and other assets	1,023,297			992,153

Total Assets	$19,578,945			$18,825,003

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$5,584,493			$5,232,235
Correspondent banks	327,053			319,471
Public funds	413,854			353,660

Total non-interest-bearing demand deposits	6,325,400			5,905,366
Interest-bearing deposits:
Private accounts
Savings and interest checking	2,698,273	432	0.06	2,527,855	430	0.07
Money market deposit accounts	5,634,846	3,286	0.23	5,501,921	3,498	0.25
Time accounts	1,088,230	1,102	0.40	1,122,534	1,211	0.43
Public funds	382,349	156	0.16	371,440	167	0.18

Total interest-bearing deposits	9,803,698	4,976	0.20	9,523,750	5,306	0.22

Total deposits	16,129,098			15,429,116
Federal funds purchased and repurchase agreements	644,662	35	0.02	645,794	63	0.04
Junior subordinated deferrable interest debentures	123,712	1,710	5.53	123,712	1,710	5.53
Subordinated notes payable and other notes	100,000	1,468	5.87	150,543	2,338	6.21
Federal Home Loan Bank advances	28	—	6.00	33	1	6.00

Total Interest-Bearing Funds and Average Rate Paid	10,672,100	8,189	0.31	10,443,832	9,418	0.36

Accrued interest and other liabilities	323,513			267,016

Total Liabilities	17,321,013			16,616,214
Shareholders’ Equity	2,257,932			2,208,789

Total Liabilities and Shareholders’ Equity	$19,578,945			$18,825,003

Net interest income		$165,340			$160,579

Net interest spread			3.64%			3.67%

Net interest income to total average earning assets			3.76%			3.81%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis-By-Quarter

(Dollars in thousands - taxable-equivalent basis)

	June 30, 2011
	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$2,339,671	$1,472	0.25%
Federal funds sold and resell agreements	11,517	13	0.45
Securities:
Taxable	3,739,158	31,668	3.51
Tax-exempt	2,185,129	36,955	6.99

Total securities	5,924,287	68,623	4.79
Loans, net of unearned discounts	8,080,375	101,201	5.02

Total Earning Assets and Average Rate Earned	16,355,850	171,309	4.25
Cash and due from banks	608,521
Allowance for loan losses	(125,455)
Premises and equipment, net	314,758
Accrued interest and other assets	1,015,939

Total Assets	$18,169,613

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$4,867,999
Correspondent banks	317,236
Public funds	278,782

Total non-interest-bearing demand deposits	5,464,017
Interest-bearing deposits:
Private accounts
Savings and interest checking	2,500,098	668	0.11
Money market deposit accounts	5,325,824	3,794	0.29
Time accounts	1,136,221	1,293	0.46
Public funds	417,022	191	0.18

Total interest-bearing deposits	9,379,165	5,946	0.25

Total deposits	14,843,182
Federal funds purchased and repurchase agreements	570,552	83	0.06
Junior subordinated deferrable interest debentures	123,712	1,691	5.47
Subordinated notes payable and other notes	250,000	4,080	6.53
Federal Home Loan Bank advances	37	—	6.00

Total Interest-Bearing Funds and Average
Rate Paid	10,323,466	11,800	0.46

Accrued interest and other liabilities	245,596

Total Liabilities	16,033,079
Shareholders’ Equity	2,136,534

Total Liabilities and Shareholders’ Equity	$18,169,613

Net interest income		$159,509

Net interest spread			3.79%

Net interest income to total average earning assets			3.95%

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

For modeling purposes, as of June 30, 2012, the model simulations projected that 100 and 200 basis point increases in interest rates would result in negative variances in net interest income of 1.0% and 1.4%, respectively, relative to the base case over the next 12 months, while a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 1.7% relative to the base case over the next 12 months. The June 30, 2012 model simulations were impacted by the assumption, for modeling purposes, that the Corporation will begin to pay interest on demand deposits in the third quarter of 2012, as further discussed below. As of June 30, 2011, the model simulations projected that a 100 basis point increase in interest rates would not significantly impact net interest income and a 200 basis point increase in interest rates would result in a negative variance in net interest income of 0.5%, relative to the base case over the next 12 months, while a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 0.7% relative to the base case over the next 12 months. The likelihood of a decrease in interest rates beyond 25 basis points as of June 30, 2012 and 2011 was considered remote given prevailing interest rate levels.

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

As mentioned above, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) repealed the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. Although the ultimate impact of this legislation on the Corporation has not yet been determined, the Corporation may begin to incur interest costs associated with demand deposits in the future as market conditions warrant. If this were to occur, the Corporation’s balance sheet would likely become more liability sensitive. Because the interest rate that will ultimately be paid on these demand deposits depends upon a variety of factors, some of which are beyond the Corporation’s control, the Corporation assumed an aggressive pricing structure for the purposes of the model simulations discussed above with interest payments beginning in the third quarter of 2012. Should the actual interest rate paid on demand deposits be less than the rate assumed in the model simulations, or should the interest rate paid for such deposits become an administered rate with less direct correlation to movements in general market interest rates, the Corporation’s balance sheet could be less liability sensitive than the model simulations currently indicate.

As of June 30, 2012, the effects of a 200 basis point increase and a 25 basis point decrease in interest rates on the Corporation’s derivative holdings would not result in a significant variance in the Corporation’s net interest income.

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

The following table provides information with respect to purchases made by or on behalf of the Corporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation’s common stock during the three months ended June 30, 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
April 1, 2012 to April 30, 2012	—	$—	—	—
May 1, 2012 to May 31, 2012	—	—	—	—
June 1, 2012 to June 30, 2012	—	—	—	—

Total	—	$—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Corporation’s Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Corporation’s Chief Financial Officer

32.1+	Section 1350 Certification of the Corporation’s Chief Executive Officer

32.2+	Section 1350 Certification of the Corporation’s Chief Financial Officer

101	Interactive Data File

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cullen/Frost Bankers, Inc.
(Registrant)

Date: July 25, 2012	By:	/s/ Phillip D. Green
Phillip D. Green
Group Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer, Principal Financial
Officer and Principal Accounting Officer)