Form 10-Q
period 2012-09-30
CULLEN/FROST BANKERS, INC.
filed 2012-10-24
CIK 39263

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2012

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

As of October 18, 2012, there were 61,463,049 shares of the registrant’s Common Stock, $.01 par value, outstanding.

Cullen/Frost Bankers, Inc.

Quarterly Report on Form 10-Q

September 30, 2012

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Cullen/Frost Bankers, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	September 30, 2012	December 31, 2011	September 30, 2011
Assets:
Cash and due from banks	$637,042	$574,039	$571,332
Interest-bearing deposits	2,098,682	2,314,251	3,885,202
Federal funds sold and resell agreements	16,452	19,302	30,827

Total cash and cash equivalents	2,752,176	2,907,592	4,487,361
Securities held to maturity, at amortized cost	364,997	365,996	366,267
Securities available for sale, at estimated fair value	8,717,645	7,789,700	5,339,812
Trading account securities	14,823	13,609	15,823
Loans, net of unearned discounts	8,811,040	7,995,129	8,089,577
Less: Allowance for loan losses	(105,401)	(110,147)	(115,433)

Net loans	8,705,639	7,884,982	7,974,144
Premises and equipment, net	317,197	319,042	321,517
Goodwill	535,509	528,072	528,072
Other intangible assets, net	9,066	10,604	11,656
Cash surrender value of life insurance policies	137,009	133,967	132,899
Accrued interest receivable and other assets	293,480	363,681	312,091

Total assets	$21,847,541	$20,317,245	$19,489,642

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$7,720,930	$6,672,555	$6,541,239
Interest-bearing deposits	10,524,267	10,084,193	9,522,634

Total deposits	18,245,197	16,756,748	16,063,873
Federal funds purchased and repurchase agreements	601,204	722,202	658,246
Junior subordinated deferrable interest debentures	123,712	123,712	123,712
Other long-term borrowings	100,012	100,026	100,031
Accrued interest payable and other liabilities	358,799	331,020	296,904

Total liabilities	19,428,924	18,033,708	17,242,766
Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; none issued	—	—	—
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 61,461,924, shares issued at September 30, 2012, 61,271,603 shares issued at December 31, 2011 and 61,271,603 shares issued at September 30, 2011	615	613	613
Additional paid-in capital	698,038	680,803	676,079
Retained earnings	1,445,241	1,354,759	1,327,587
Accumulated other comprehensive income, net of tax	274,723	247,734	244,053
Treasury stock, 7,640 shares at December 31, 2011 and 26,359 shares at September 30, 2011, at cost	—	(372)	(1,456)

Total shareholders’ equity	2,418,617	2,283,537	2,246,876

Total liabilities and shareholders’ equity	$21,847,541	$20,317,245	$19,489,642

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income:
Loans, including fees	$101,643	$99,737	$297,330	$298,036
Securities:
Taxable	32,091	30,089	102,556	92,942
Tax-exempt	23,283	23,127	67,911	69,029
Interest-bearing deposits	1,115	1,811	2,948	4,454
Federal funds sold and resell agreements	27	15	75	44

Total interest income	158,159	154,779	470,820	464,505

Interest expense:
Deposits	4,598	5,306	13,717	17,203
Federal funds purchased and repurchase agreements	37	63	105	277
Junior subordinated deferrable interest debentures	1,711	1,710	5,096	5,073
Other long-term borrowings	281	2,339	1,446	10,499

Total interest expense	6,627	9,418	20,364	33,052

Net interest income	151,532	145,361	450,456	431,453
Provision for loan losses	2,500	9,010	5,955	27,445

Net interest income after provision for loan losses	149,032	136,351	444,501	404,008

Non-interest income:
Trust and investment management fees	20,843	19,652	62,774	59,436
Service charges on deposit accounts	20,797	22,072	62,230	64,650
Insurance commissions and fees	9,964	9,569	31,512	27,971
Interchange and debit card transaction fees	4,194	8,719	12,603	25,459
Other charges, commissions and fees	7,265	6,572	22,440	20,625
Net gain (loss) on securities transactions	—	6,409	(121)	6,414
Other	8,095	6,224	21,462	17,787

Total non-interest income	71,158	79,217	212,900	222,342

Non-interest expense:
Salaries and wages	64,984	61,697	191,310	185,902
Employee benefits	14,019	12,004	44,768	40,365
Net occupancy	13,193	12,080	37,203	35,555
Furniture and equipment	14,193	13,106	41,347	38,015
Deposit insurance	2,593	2,583	7,928	9,941
Intangible amortization	973	1,108	2,978	3,335
Other	34,495	34,829	103,492	101,152

Total non-interest expense	144,450	137,407	429,026	414,265

Income before income taxes	75,740	78,161	228,375	212,085
Income taxes	17,071	23,654	50,611	49,964

Net income	$58,669	$54,507	$177,764	$162,121

Earnings per common share:
Basic	$0.95	$0.89	$2.89	$2.64
Diluted	0.95	0.89	2.88	2.64

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$58,669	$54,507	$177,764	$162,121

Other comprehensive income (loss), before tax:
Securities available for sale:
Change in net unrealized gain/loss during the period	40,122	78,552	62,972	169,516
Reclassification adjustment for net (gains) losses included in net income	—	(6,409)	121	(6,414)

Total securities available for sale	40,122	72,143	63,093	163,102

Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	1,427	783	4,084	2,348
Derivatives:
Change in the accumulated gain/loss on effective cash flow hedge derivatives	(269)	(909)	(760)	(2,560)
Reclassification adjustments for (gains) losses included in net income:
Interest rate swaps on variable-rate loans	(9,345)	(9,345)	(28,035)	(28,035)
Interest rate swap on junior subordinated deferrable interest debentures	1,063	1,118	3,140	3,304

Total derivatives	(8,551)	(9,136)	(25,655)	(27,291)

Other comprehensive income (loss), before tax	32,998	63,790	41,522	138,159
Deferred tax expense (benefit) related to other comprehensive income	11,550	22,326	14,533	48,356

Other comprehensive income (loss), net of tax	21,448	41,464	26,989	89,803

Comprehensive income	$80,117	$95,971	$204,753	$251,924

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except per share amounts)

	Nine Months Ended September 30,
	2012	2011
Total shareholders’ equity at beginning of period	$2,283,537	$2,061,680

Net income	177,764	162,121
Other comprehensive income	26,989	89,803
Stock option exercises (197,961 shares in 2012 and 144,203 shares in 2011)	10,092	7,239
Stock compensation expense recognized in earnings	7,942	10,016
Tax benefits (deficiencies) related to stock compensation	(425)	304
Purchase of treasury stock (29,823 shares in 2011)	—	(1,657)
Common stock issued/sold to the 401(k) stock purchase plan (22,680 shares in 2011)	—	1,360
Cash dividends ($1.42 per share in 2012 and $1.37 per share in 2011)	(87,282)	(83,990)

Total shareholders’ equity at end of period	$2,418,617	$2,246,876

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Nine Months Ended September 30,
	2012	2011
Operating Activities:
Net income	$177,764	$162,121
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	5,955	27,445
Deferred tax expense (benefit)	(5,020)	(137)
Accretion of loan discounts	(8,321)	(9,865)
Securities premium amortization (discount accretion), net	14,952	7,590
Net (gain) loss on securities transactions	121	(6,414)
Depreciation and amortization	28,374	28,082
Net loss on sale/write-down of assets/foreclosed assets	4,182	4,240
Stock-based compensation	7,942	10,016
Net tax benefit (deficiency) from stock-based compensation	(535)	(89)
Excess tax benefits from stock-based compensation	(110)	(393)
Earnings on life insurance policies	(3,042)	(2,977)
Net change in:
Trading account securities	(1,214)	(722)
Accrued interest receivable and other assets	53,120	41,588
Accrued interest payable and other liabilities	(4,945)	(1,145)

Net cash from operating activities	269,223	259,340

Investing Activities:
Securities held to maturity:
Purchases	—	(83,184)
Maturities, calls and principal repayments	766	464
Securities available for sale:
Purchases	(17,484,661)	(6,195,375)
Sales	15,987,480	5,587,391
Maturities, calls and principal repayments	617,489	587,650
Net change in loans	(823,627)	(17,748)
Net cash paid in acquisitions	(7,199)	(1,044)
Proceeds from sales of premises and equipment	3,765	1,256
Purchases of premises and equipment	(19,724)	(23,266)
Proceeds from sales of repossessed properties	10,715	11,825

Net cash from investing activities	(1,714,996)	(132,031)

Financing Activities:
Net change in deposits	1,488,449	1,584,531
Net change in short-term borrowings	(120,998)	182,573
Principal payments on long-term borrowings	(14)	(150,014)
Proceeds from stock option exercises	10,092	7,239
Excess tax benefits from stock-based compensation	110	393
Purchase of treasury stock	—	(1,657)
Cash dividends paid	(87,282)	(83,990)

Net cash from financing activities	1,290,357	1,539,075

Net change in cash and cash equivalents	(155,416)	1,666,384
Cash and equivalents at beginning of period	2,907,592	2,820,977

Cash and equivalents at end of period	$2,752,176	$4,487,361

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

Cash Flow Reporting. Additional cash flow information was as follows:

	Nine Months Ended September 30,
	2012	2011
Cash paid for interest	$22,913	$39,809
Cash paid for income tax	38,761	35,612

Significant non-cash transactions:
Loans foreclosed and transferred to other real estate owned and foreclosed assets	5,336	16,803
Loans to facilitate the sale of other real estate owned	—	75
Common stock/treasury stock issued to the Corporation’s 401(k) stock purchase plan	—	1,360

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

Note 2 - Securities

A summary of the amortized cost and estimated fair value of securities, excluding trading securities, is presented below.

	September 30, 2012				December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity
U. S. Treasury	$248,088	$31,892	$—	$279,980	$247,797	$31,715	$—	$279,512
Residential mortgage-backed securities	11,074	360	—	11,434	11,874	153	—	12,027
States and political subdivisions	104,835	12,009	—	116,844	105,325	6,597	—	111,922
Other	1,000	—	—	1,000	1,000	—	—	1,000

Total	$364,997	$44,261	$—	$409,258	$365,996	$38,465	$—	$404,461

Available for Sale:
U. S. Treasury	$3,019,622	$41,930	$—	$3,061,552	$2,020,621	$36,111	$—	$2,056,732
U.S. government agencies/corporations	250,000	145	—	250,145	250,000	884	—	250,884
Residential mortgage-backed securities	2,587,218	164,665	—	2,751,883	3,135,064	154,386	180	3,289,270
States and political subdivisions	2,412,514	205,676	12	2,618,178	1,996,703	158,133	23	2,154,813
Other	35,887	—	—	35,887	38,001	—	—	38,001

Total	$8,305,241	$412,416	$12	$8,717,645	$7,440,389	$349,514	$203	$7,789,700

All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. At September 30, 2012, approximately 99% of the securities in the Corporation’s municipal bond portfolio were issued by political subdivisions or agencies within the State of Texas, of which approximately 84% are either guaranteed by the Texas Permanent School Fund, which has a “triple-A” insurer financial strength, or secured by U.S. Treasury securities via defeasance of the debt by the issuers. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the above table. The carrying value of securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $2.2 billion at September 30, 2012 and $2.4 billion at December 31, 2011.

As of September 30, 2012, securities, with unrealized losses segregated by length of impairment, were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available for Sale
States and political subdivisions	$16,761	$12	$—	$—	$16,761	$12

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

Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time the Corporation expects to receive full value for the securities. Furthermore, as of September 30, 2012, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Corporation will not have to sell any such securities before a recovery of cost. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2012, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Corporation’s consolidated income statement.

The amortized cost and estimated fair value of securities, excluding trading securities, at September 30, 2012 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities and equity securities are shown separately since they are not due at a single maturity date.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,000	$1,000	$635,154	$638,634
Due after one year through five years	248,088	279,980	2,900,392	2,949,445
Due after five years through ten years	3,301	3,672	215,664	234,329
Due after ten years	101,534	113,172	1,930,926	2,107,467
Residential mortgage-backed securities	11,074	11,434	2,587,218	2,751,883
Equity securities	—	—	35,887	35,887

Total	$364,997	$409,258	$8,305,241	$8,717,645

Sales of securities available for sale were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Proceeds from sales	$—	$39,005	$15,987,480	$5,587,391
Gross realized gains	—	6,409	2,508	6,418
Gross realized losses	—	—	(2,629)	4
Tax (expense) benefit of securities gains/losses	—	(2,243)	42	(2,245)

Trading account securities, at estimated fair value, were as follows:

	September 30, 2012	December 31, 2011
U.S. Treasury	$13,761	$13,609
States and political subdivisions	1,062	—

Total	$14,823	$13,609

Net gains and losses on trading account securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net gain on sales transactions	$310	$303	$932	$772
Net mark-to-market gains (losses)	22	4	(57)	11

Net gain on trading account securities	$332	$307	$875	$783

Note 3 – Loans

Loans were as follows:

	September 30, 2012	Percentage of Total	December 31, 2011	Percentage of Total	September 30, 2011	Percentage of Total
Commercial and industrial:
Commercial	$4,055,807	46.0%	$3,553,989	44.5%	$3,571,807	44.2%
Leases	247,210	2.8	193,412	2.4	184,614	2.3
Asset-based	183,284	2.1	169,466	2.1	175,120	2.1

Total commercial and industrial	4,486,301	50.9	3,916,867	49.0	3,931,541	48.6
Commercial real estate:
Commercial mortgages	2,455,488	27.9	2,383,479	29.8	2,370,871	29.3
Construction	584,207	6.6	434,870	5.5	508,182	6.3
Land	210,440	2.4	202,478	2.5	214,436	2.6

Total commercial real estate	3,250,135	36.9	3,020,827	37.8	3,093,489	38.2
Consumer real estate:
Home equity loans	295,735	3.4	282,244	3.5	277,284	3.4
Home equity lines of credit	188,993	2.1	191,960	2.4	190,958	2.4
1-4 family residential mortgages	39,836	0.4	45,943	0.6	47,455	0.6
Construction	18,057	0.2	17,544	0.2	17,965	0.2
Other	225,861	2.6	225,118	2.8	233,053	2.9

Total consumer real estate	768,482	8.7	762,809	9.5	766,715	9.5

Total real estate	4,018,617	45.6	3,783,636	47.3	3,860,204	47.7
Consumer and other:
Consumer installment	311,898	3.5	301,518	3.8	299,417	3.7
Other	13,694	0.2	11,018	0.1	14,926	0.2

Total consumer and other	325,592	3.7	312,536	3.9	314,343	3.9
Unearned discounts	(19,470)	(0.2)	(17,910)	(0.2)	(16,511)	(0.2)

Total loans	$8,811,040	100.0%	$7,995,129	100.0%	$8,089,577	100.0%

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Corporation’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Corporation’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Corporation avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Corporation also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At September 30, 2012, approximately 56.2% of the outstanding principal balance of the Corporation’s commercial real estate loans were secured by owner-occupied properties.

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

Concentrations of Credit. Most of the Corporation’s lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio, as well as other markets. The majority of the Corporation’s loan portfolio consists of commercial and industrial and commercial real estate loans. Other than energy loans, as of September 30, 2012 there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Foreign Loans. The Corporation has U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at September 30, 2012 or December 31, 2011.

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

Non-accrual loans, segregated by class of loans, were as follows:

	September 30, 2012	December 31, 2011	September 30, 2011
Commercial and industrial:
Energy	$—	$—	$—
Other commercial	52,819	43,874	58,208
Commercial real estate:
Buildings, land and other	48,674	43,820	45,333
Construction	1,144	1,329	1,821
Consumer real estate	3,069	4,587	4,060
Consumer and other	701	728	756

Total	$106,407	$94,338	$110,178

Had non-accrual loans performed in accordance with their original contract terms, the Corporation would have recognized additional interest income, net of tax, of approximately $646 thousand and $1.9 million for the three and nine months ended September 30, 2012, compared to $823 thousand and $2.6 million for the three and nine months ended September 30, 2011.

An age analysis of past due loans (including both accruing and non-accruing loans), segregated by class of loans, as of September 30, 2012 was as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and industrial:
Energy	$63	$—	$63	$1,130,840	$1,130,903	$—
Other commercial	16,378	17,792	34,170	3,321,228	3,355,398	5,793
Commercial real estate:
Buildings, land and other	14,668	11,547	26,215	2,639,713	2,665,928	400
Construction	467	—	467	583,740	584,207	—
Consumer real estate	7,458	3,162	10,620	757,862	768,482	1,720
Consumer and other	4,147	579	4,726	320,866	325,592	537
Unearned discounts	—	—	—	(19,470)	(19,470)	—

Total	$43,181	$33,080	$76,261	$8,734,779	$8,811,040	$8,450

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

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment

						Quarter To Date	Year To Date

September 30, 2012
Commercial and industrial:
Energy	$—	$—	$—	$—	$—	$—	$—
Other commercial	61,081	37,231	11,845	49,076	4,059	44,140	43,087
Commercial real estate:
Buildings, land and other	54,690	39,691	6,401	46,092	823	42,569	41,283
Construction	1,515	1,144	—	1,144	—	1,671	1,465
Consumer real estate	974	894	—	894	—	1,087	1,805
Consumer and other	443	420	—	420	—	430	487

Total	$118,703	$79,380	$18,246	$97,626	$4,882	$89,897	$88,127

December 31, 2011
Commercial and industrial:
Energy	$—	$—	$—	$—	$—	$—	$—
Other commercial	57,723	34,712	4,619	39,331	2,696	46,151	53,830
Commercial real estate:
Buildings, land and other	51,163	38,686	2,243	40,929	1,113	41,522	48,635
Construction	1,568	1,281	—	1,281	—	1,527	4,339
Consumer real estate	2,499	1,719	751	2,470	95	2,484	1,845
Consumer and other	562	554	—	554	—	561	265

Total	$113,515	$76,952	$7,613	$84,565	$3,904	$92,245	$108,914

September 30, 2011
Commercial and industrial:
Energy	$—	$—	$—	$—	$—	$—	$—
Other commercial	79,327	42,583	10,387	52,970	6,883	60,696	57,455
Commercial real estate:
Buildings, land and other	52,193	34,267	7,848	42,115	1,283	44,453	50,562
Construction	2,162	1,773	—	1,773	—	2,265	5,104
Consumer real estate	2,510	2,498	—	2,498	—	2,227	1,689
Consumer and other	568	568	—	568	—	335	193

Total	$136,760	$81,689	$18,235	$99,924	$8,166	$109,976	$115,003

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

During the nine months ended September 30, 2012, the Corporation had one troubled debt restructuring. The troubled debt restructuring related to an other commercial and industrial loan which had a restructuring date balance of $445 thousand. During the nine months ended September 30, 2011, the Corporation had troubled debt restructurings with an aggregate restructuring date balance of $9.1 million (including $7.5 million related to commercial real estate – buildings, land and other; $969 thousand related to consumer real estate; $469 thousand related to consumer and $191 thousand related to commercial and industrial – other). All of the loans identified as troubled debt restructurings by the Corporation during the reported periods were previously on non-accrual status and reported as impaired loans prior to restructuring. The modifications primarily related to extending the amortization periods of the loans. The Corporation did not grant interest-rate concessions on any restructured loan. All loans restructured during the reported periods were on non-accrual status as of the end of those periods. Because the loans were classified and on non-accrual status both before and after restructuring, the modifications did not impact the Corporation’s determination of the allowance for loan losses. During the nine months ended September 30, 2012, defaults on loans restructured during 2011 were not significant and such defaults did not significantly impact the Corporation’s determination of the allowance for loan losses.

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

	September 30, 2012		December 31, 2011		September 30, 2011
	Weighted Average Risk Grade	Loans	Weighted Average Risk Grade	Loans	Weighted Average Risk Grade	Loans
Commercial and industrial:
Energy
Risk grades 1-8	5.36	$1,128,700	5.21	$868,561	5.18	$912,728
Risk grade 9	9.00	2,203	9.00	2,025	9.00	1,419
Risk grade 10	10.00	—	10.00	—	10.00	—
Risk grade 11	11.00	—	11.00	—	11.00	—
Risk grade 12	12.00	—	12.00	—	12.00	—
Risk grade 13	13.00	—	13.00	—	13.00	—

Total energy	5.37	$1,130,903	5.22	$870,586	5.19	$914,147

Other commercial
Risk grades 1-8	6.05	$3,110,022	6.20	$2,802,037	6.20	$2,687,564
Risk grade 9	9.00	83,799	9.00	55,105	9.00	94,687
Risk grade 10	10.00	44,530	10.00	49,982	10.00	52,753
Risk grade 11	11.00	61,845	11.00	96,046	11.00	124,603
Risk grade 12	12.00	50,670	12.00	39,826	12.00	47,875
Risk grade 13	13.00	4,532	13.00	3,285	13.00	9,912

Total other commercial	6.37	$3,355,398	6.55	$3,046,281	6.67	$3,017,394

Commercial real estate:
Buildings, land and other
Risk grades 1-8	6.64	$2,397,984	6.69	$2,266,576	6.65	$2,259,305
Risk grade 9	9.00	102,689	9.00	103,894	9.00	91,035
Risk grade 10	10.00	31,755	10.00	45,278	10.00	72,975
Risk grade 11	11.00	83,818	11.00	126,594	11.00	116,659
Risk grade 12	12.00	48,859	12.00	41,747	12.00	42,391
Risk grade 13	13.00	823	13.00	1,868	13.00	2,942

Total commercial real estate	7.01	$2,665,928	7.14	$2,585,957	7.12	$2,585,307

Construction
Risk grades 1-8	6.92	$548,019	6.95	$378,530	6.98	$439,502
Risk grade 9	9.00	31,366	9.00	30,376	9.00	30,358
Risk grade 10	10.00	1,754	10.00	16,186	10.00	28,255
Risk grade 11	11.00	1,924	11.00	8,449	11.00	8,246
Risk grade 12	12.00	1,144	12.00	1,329	12.00	1,821
Risk grade 13	13.00	—	13.00	—	13.00	—

Total construction	7.06	$584,207	7.30	$434,870	7.35	$508,182

The Corporation has established maximum loan to value standards to be applied during the origination process of commercial and consumer real estate loans. The Corporation does not subsequently monitor loan-to-value ratios (either individually or on a weighted-average basis) for loans that are subsequently considered to be of a pass grade (grades 9 or better) and/or current with respect to principal and interest payments. As stated above, when an individual commercial real estate loan has a calculated risk grade of 10 or higher, a special assets officer analyzes the loan to determine whether the loan is impaired. At that time, the Corporation reassesses the loan to value position in the loan. If the loan is determined to be collateral dependent, specific allocations of the allowance for loan losses are made for the amount of any collateral deficiency. If a collateral deficiency is ultimately deemed to be uncollectible, the amount is charged-off. These loans and related assessments of collateral position are monitored on an individual, case-by-case basis. The Corporation does not monitor loan-to-value ratios on a weighted-average basis for commercial real estate loans having a calculated risk grade of 10 or higher. Nonetheless, there were three commercial real estate loans having a calculated risk grade of 10 or higher in excess of $5 million as of September 30, 2012, which totaled $31.8 million and had a weighted-average loan-to-value ratio of

68.0%. When an individual consumer real estate loan becomes past due by more than 10 days, the assigned relationship manager will begin collection efforts. The Corporation only reassesses the loan to value position in a consumer real estate loan if, during the course of the collection process, it is determined that the loan has become collateral dependent, and any collateral deficiency is recognized as a charge-off to the allowance for loan losses. Accordingly, the Corporation does not monitor loan-to-value ratios on a weighted-average basis for collateral dependent consumer real estate loans.

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

Net (charge-offs)/recoveries, segregated by class of loans, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Commercial and industrial:
Energy	$—	$1	$4	$5
Other commercial	(4,656)	(13,602)	(9,511)	(25,154)
Commercial real estate:
Buildings, land and other	2,678	(1,162)	811	(8,689)
Construction	14	(121)	36	(473)
Consumer real estate	(156)	(750)	(441)	(1,642)
Consumer and other	(627)	(684)	(1,600)	(2,375)

Total	$(2,747)	$(16,318)	$(10,701)	$(38,328)

In assessing the general economic conditions in the State of Texas, management monitors and tracks the Texas Leading Index (“TLI”), which is produced by the Federal Reserve Bank of Dallas. The TLI is a single summary statistic that is designed to signal the likelihood of the Texas economy’s transition from expansion to recession and vice versa. Management believes this index provides a reliable indication of the direction of overall credit quality. The TLI is a composite of the following eight leading indicators: (i) Texas Value of the Dollar, (ii) U.S. Leading Index, (iii) real oil prices (iv) well permits, (v) initial claims for unemployment insurance, (vi) Texas Stock Index, (vii) Help-Wanted Index and (viii) average weekly hours worked in manufacturing. The TLI totaled 122.2 at July 31, 2012 (most recent date available), 120.3 at December 31, 2011 and 118.3 at September 30, 2011. A higher TLI value implies more favorable economic conditions.

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

During the fourth quarter of 2011, the Corporation refined its methodology for the determination of the allowance for loan losses to provide reserves for loans to borrowers in distressed industries. To determine the amount of the allocation, management calculates the weighted-average risk grade for all loans to borrowers in distressed industries by loan portfolio segment. A multiple is then applied to the amount by which the weighted-average risk grade for loans to borrowers in distressed industries exceeds the weighted-average risk grade for all pass-grade loans within the loan portfolio segment to derive an allocation factor for loans to borrowers in distressed industries. The amount of the allocation for each loan portfolio segment is the product of this allocation factor and the outstanding balance of pass-grade loans within the identified distressed industries that have a risk grade of 6 or higher. This change in the Corporation’s methodology for the determination of the allowance for loan losses did not significantly impact the provision for loan losses recorded during 2011. Management identifies potential distressed industries by analyzing industry trends related to delinquencies, classifications and charge-offs. At September 30, 2012 and December 31, 2011, contractors were considered to be a distressed industry based on elevated levels of delinquencies, classifications and charge-offs relative to other industries within the Corporation’s loan portfolio. Furthermore, the Corporation determined, through a review of borrower financial information that, as a whole, contractors have experienced, among other things, decreased revenues, reduced backlog of work, compressed margins and little, if any, net income.

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

The following table presents details of the allowance for loan losses, segregated by loan portfolio segment. Prior to September 30, 2012, certain general valuation allowances were not allocated to specific loan portfolio segments.

	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Unallocated	Total
September 30, 2012
Historical valuation allowances	$30,785	$15,455	$3,010	$7,479	$—	$56,729
Specific valuation allowances	4,059	823	—	—	—	4,882
General valuation allowances:
Environmental risk adjustment	6,018	3,722	702	1,924	—	12,366
Distressed industries	4,998	1,173	—	—	—	6,171
Excessive industry concentrations	3,469	3,229	—	—	—	6,698
Large relationship concentrations	1,419	1,030	—	—	—	2,449
Highly-leveraged credit relationships	3,656	1,055	—	—	—	4,711
Policy exceptions	—	—	—	—	2,319	2,319
Credit and collateral exceptions	—	—	—	—	1,582	1,582
Loans not reviewed by concurrence	2,235	2,446	2,370	1,183	—	8,234
Adjustment for recoveries	(5,097)	(1,292)	(688)	(6,684)	—	(13,761)
General macroeconomic risk	—	—	—	—	13,021	13,021

Total	$51,542	$27,641	$5,394	$3,902	$16,922	$105,401

December 31, 2011
Historical valuation allowances	$30,368	$15,153	$2,742	$9,876	$—	$58,139
Specific valuation allowances	2,696	1,113	95	—	—	3,904
General valuation allowances:
Environmental risk adjustment	5,656	3,724	703	2,759	—	12,842
Distressed industries	4,054	922	—	—	—	4,976
Excessive industry concentrations	—	—	—	—	6,995	6,995
Large relationship concentrations	—	—	—	—	2,232	2,232
Highly-leveraged credit relationships	—	—	—	—	3,530	3,530
Policy exceptions	—	—	—	—	2,121	2,121
Credit and collateral exceptions	—	—	—	—	1,603	1,603
Loans not reviewed by concurrence	—	—	—	—	9,030	9,030
Adjustment for recoveries	—	—	—	—	(13,071)	(13,071)
General macroeconomic risk	—	—	—	—	17,846	17,846

Total	$42,774	$20,912	$3,540	$12,635	$30,286	$110,147

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

The following table details activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2012 and 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Unallocated	Total
Three months ended:
September 30, 2012
Beginning balance	$53,475	$27,631	$5,235	$3,649	$15,658	$105,648
Provision for loan losses	2,723	(2,682)	315	880	1,264	2,500
Charge-offs	(5,837)	(520)	(209)	(2,391)	—	(8,957)
Recoveries	1,181	3,212	53	1,764	—	6,210

Net (charge-offs) recoveries	(4,656)	2,692	(156)	(627)	—	(2,747)

Ending balance	$51,542	$27,641	$5,394	$3,902	$16,922	$105,401

September 30, 2011
Beginning balance	$56,566	$20,901	$3,683	$12,611	$28,980	$122,741
Provision for loan losses	3,920	1,194	513	880	2,503	9,010
Charge-offs	(15,084)	(1,689)	(834)	(2,359)	—	(19,966)
Recoveries	1,483	406	84	1,675	—	3,648

Net charge-offs	(13,601)	(1,283)	(750)	(684)	—	(16,318)

Ending balance	$46,885	$20,812	$3,446	$12,807	$31,483	$115,433

Nine months ended:
September 30, 2012
Beginning balance	$42,774	$20,912	$3,540	$12,635	$30,286	$110,147
Provision for loan losses	18,275	5,882	2,295	(7,133)	(13,364)	5,955
Charge-offs	(13,323)	(3,715)	(1,104)	(6,605)	—	(24,747)
Recoveries	3,816	4,562	663	5,005	—	14,046

Net (charge-offs) recoveries	(9,507)	847	(441)	(1,600)	—	(10,701)

Ending balance	$51,542	$27,641	$5,394	$3,902	$16,922	$105,401

September 30, 2011
Beginning balance	$57,789	$28,534	$3,223	$11,974	$24,796	$126,316
Provision for loan losses	14,245	1,440	1,865	3,208	6,687	27,445
Charge-offs	(28,258)	(10,261)	(2,113)	(7,058)	—	(47,690)
Recoveries	3,109	1,099	471	4,683	—	9,362

Net charge-offs	(25,149)	(9,162)	(1,642)	(2,375)	—	(38,328)

Ending balance	$46,885	$20,812	$3,446	$12,807	$31,483	$115,433

The following table details the amount of the allowance for loan losses allocated to each portfolio segment as of September 30, 2012, December 31, 2011 and September 30, 2011, detailed on the basis of the impairment methodology used by the Corporation.

	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Unallocated	Total
September 30, 2012
Loans individually evaluated for impairment	$14,301	$2,149	$—	$—	$—	$16,450
Loans collectively evaluated for impairment	37,241	25,492	5,394	3,902	16,922	88,951

Balance at September 30, 2012	$51,542	$27,641	$5,394	$3,902	$16,922	$105,401

December 31, 2011
Loans individually evaluated for impairment	$15,829	$3,625	$95	$—	$—	$19,549
Loans collectively evaluated for impairment	26,945	17,287	3,445	12,635	30,286	90,598

Balance at December 31, 2011	$42,774	$20,912	$3,540	$12,635	$30,286	$110,147

September 30, 2011
Loans individually evaluated for impairment	$23,263	$4,075	$—	$—	$—	$27,338
Loans collectively evaluated for impairment	23,622	16,737	3,446	12,807	31,483	88,095

Balance at September 30, 2011	$46,885	$20,812	$3,446	$12,807	$31,483	$115,433

The Corporation’s recorded investment in loans as of September 30, 2012, December 31, 2011 and September 30, 2011 related to each balance in the allowance for loan losses by portfolio segment and detailed on the basis of the impairment methodology used by the Corporation was as follows:

	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Unearned Discounts	Total
September 30, 2012
Loans individually evaluated for impairment	$161,577	$170,077	$894	$420	$—	$332,968
Loans collectively evaluated for impairment	4,324,724	3,080,058	767,588	325,172	(19,470)	8,478,072

Ending balance	$4,486,301	$3,250,135	$768,482	$325,592	$(19,470)	$8,811,040

December 31, 2011
Loans individually evaluated for impairment	$189,139	$241,451	$2,470	$554	$—	$433,614
Loans collectively evaluated for impairment	3,727,728	2,779,376	760,339	311,982	(17,910)	7,561,515

Ending balance	$3,916,867	$3,020,827	$762,809	$312,536	$(17,910)	$7,995,129

September 30, 2011
Loans individually evaluated for impairment	$235,143	$273,289	$—	$—	$—	$508,432
Loans collectively evaluated for impairment	3,696,398	2,820,200	766,715	314,343	(16,511)	7,581,145

Ending balance	$3,931,541	$3,093,489	$766,715	$314,343	$(16,511)	$8,089,577

Note 4 - Goodwill and Other Intangible Assets

Goodwill and other intangible assets are presented in the table below. The increases in goodwill and certain other intangible assets were primarily related to the acquisition of Stone Partners Inc. (“Stone”), a human resource consulting firm that specializes in compensation, benefits and outsourcing services, on January 1, 2012. Stone was based in Houston with additional offices in Dallas and Austin. Stone was fully integrated into Frost Insurance Agency subsequent to acquisition. The acquisition of Stone did not significantly impact the Corporation’s financial statements.

	September 30, 2012	December 31, 2011
Goodwill	$535,509	$528,072

Other intangible assets:
Core deposits	$5,990	$8,234
Customer relationship	2,433	2,113
Non-compete agreements	643	257

	$9,066	$10,604

The estimated aggregate future amortization expense for intangible assets remaining as of September 30, 2012 is as follows:

Remainder of 2012	$919
2013	3,115
2014	2,270
2015	1,490
2016	777
Thereafter	495

$9,066

Note 5 - Deposits

Deposits were as follows:

	September 30, 2012	Percentage of Total	December 31, 2011	Percentage of Total	September 30, 2011	Percentage of Total
Non-interest-bearing demand deposits:
Commercial and individual	$6,907,201	37.9%	$5,848,840	34.9%	$5,759,723	35.8%
Correspondent banks	350,895	1.9	370,275	2.2	350,082	2.2
Public funds	462,834	2.5	453,440	2.7	431,434	2.7

Total non-interest-bearing demand deposits	7,720,930	42.3	6,672,555	39.8	6,541,239	40.7
Interest-bearing deposits:
Private accounts:
Savings and interest checking	3,198,939	17.5	2,912,937	17.4	2,579,745	16.1
Money market accounts	5,906,083	32.4	5,664,780	33.8	5,469,492	34.0
Time accounts of $100,000 or more	535,308	3.0	533,682	3.2	581,192	3.6
Time accounts under $100,000	477,168	2.6	522,887	3.1	546,583	3.4

Total private accounts	10,117,498	55.5	9,634,286	57.5	9,177,012	57.1
Public funds:
Savings and interest checking	224,427	1.2	265,747	1.6	164,183	1.0
Money market accounts	49,709	0.3	44,590	0.3	46,099	0.3
Time accounts of $100,000 or more	129,843	0.7	136,422	0.8	132,657	0.9
Time accounts under $100,000	2,790	—	3,148	—	2,683	—

Total public funds	406,769	2.2	449,907	2.7	345,622	2.2

Total interest-bearing deposits	10,524,267	57.7	10,084,193	60.2	9,522,634	59.3

Total deposits	$18,245,197	100.0%	$16,756,748	100.0%	$16,063,873	100.0%

The following table presents additional information about the Corporation’s deposits:

	September 30, 2012	December 31, 2011	September 30, 2011
Money market deposits obtained through brokers	$—	$24,500	$28,246
Deposits from the Certificate of Deposit Account Registry Service (CDARS) deposits	9,399	45,005	60,979
Deposits from foreign sources (primarily Mexico)	787,304	744,669	729,933

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

Financial instruments with off-balance-sheet risk were as follows:

	September 30, 2012	December 31, 2011
Commitments to extend credit	$5,569,362	$5,147,363
Standby letters of credit	195,216	235,903
Deferred standby letter of credit fees	1,305	1,488

Lease Commitments. The Corporation leases certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $5.9 million and $16.9 million during the three and nine months ended September 30, 2012 and $5.3 million and $16.1 million during the three and nine months ended September 30, 2011. There has been no significant change in the future minimum lease payments payable by the Corporation since December 31, 2011. See the 2011 Form 10-K for information regarding these commitments.

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

Cullen/Frost’s and Frost Bank’s Tier 1 capital consists of shareholders’ equity excluding unrealized gains and losses on securities available for sale, the accumulated gain or loss on effective cash flow hedging derivatives, the net actuarial gain/loss on the Corporation’s defined benefit post-retirement benefit plans, goodwill and other intangible assets. Tier 1 capital for Cullen/Frost also includes $120 million of trust preferred securities issued by its unconsolidated subsidiary trust. Cullen/Frost’s and Frost Bank’s total capital is comprised of Tier 1 capital for each entity plus a permissible portion of the allowance for loan losses. The Corporation’s aggregate $100 million of floating rate subordinated notes are not included in Tier 1 capital but the permissible portion (which decreases 20% per year during the final five years of the term of the notes) totaling $80 million at September 30, 2012, is included in total capital of Cullen/Frost.

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

Actual and required capital ratios for Cullen/Frost and Frost Bank were as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
September 30, 2012
Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,912,550	15.62%	$979,742	8.00%	$1,224,678	10.00%
Frost Bank	1,705,199	13.93	979,294	8.00	1,224,117	10.00
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,727,149	14.10	489,871	4.00	734,807	6.00
Frost Bank	1,599,798	13.07	489,647	4.00	734,470	6.00
Leverage Ratio
Cullen/Frost	1,727,149	8.59	804,371	4.00	1,005,464	5.00
Frost Bank	1,599,798	7.96	803,878	4.00	1,004,848	5.00
December 31, 2011
Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,835,428	16.24%	$903,970	8.00%	$1,129,962	10.00%
Frost Bank	1,641,921	14.54	903,427	8.00	1,129,284	10.00
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,625,281	14.38	451,985	4.00	677,977	6.00
Frost Bank	1,531,774	13.56	451,713	4.00	677,570	6.00
Leverage Ratio
Cullen/Frost	1,625,281	8.66	750,643	4.00	938,304	5.00
Frost Bank	1,531,774	8.17	750,249	4.00	937,811	5.00

Management believes that, as of September 30, 2012, Cullen/Frost and its bank subsidiary, Frost Bank, were “well capitalized” based on the ratios presented above.

Cullen/Frost and Frost Bank are subject to the regulatory capital requirements administered by the Federal Reserve (see the section captioned “Charter Conversion” below) and, for Frost Bank, the Federal Deposit Insurance Corporation (“FDIC”). Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on the Corporation’s financial statements. Management believes, as of September 30, 2012, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.

Dividend Restrictions. In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well capitalized” status, at September 30, 2012, Frost Bank could pay aggregate dividends of up to $281.1 million to Cullen/Frost without prior regulatory approval.

Trust Preferred Securities. In accordance with the applicable accounting standard related to variable interest entities, the accounts of the Corporation’s wholly owned subsidiary trust, Cullen/Frost Capital Trust II, have not been included in the Corporation’s consolidated financial statements. However, the $120.0 million in trust preferred securities issued by this subsidiary trust have been included in the Tier 1 capital of Cullen/Frost for regulatory capital purposes pursuant to guidance from the Federal Reserve. On July 21, 2010, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. Certain provisions of the Dodd-Frank Act will require the Corporation to deduct, over three years beginning on January 1, 2013, all trust preferred securities from the Corporation’s Tier 1 capital. Nonetheless, excluding trust preferred securities from Tier 1 capital at September 30, 2012 would not affect the Corporation’s ability to meet all capital adequacy requirements to which it is subject.

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

In October 2007, the Corporation entered into three interest rate swap contracts on variable-rate loans with a total notional amount of $1.2 billion. The interest rate swap contracts were designated as hedging instruments in cash flow hedges with the objective of protecting the overall cash flows from the Corporation’s monthly interest receipts on a rolling portfolio of $1.2 billion of variable-rate loans outstanding throughout the 84-month period beginning in October 2007 and ending in October 2014 from the risk of variability of those cash flows such that the yield on the underlying loans would remain constant. As more fully discussed in the 2011 Form 10-K, the Corporation terminated portions of the hedges and settled portions of the interest rate swap contracts during November 2009 and terminated the remaining portions of the hedges and settled the remaining portions of the interest rate swap contracts during November 2010. The deferred accumulated gain applicable to the settled interest rate swap contracts included in accumulated other comprehensive income totaled $77.3 million ($50.3 million on an after-tax basis) at September 30, 2012. The deferred gain will be recognized ratably in earnings through October 2014.

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

The notional amounts and estimated fair values of interest rate derivative contracts outstanding at September 30, 2012 and December 31, 2011 are presented in the following table. The Corporation obtains dealer quotations to value its interest rate derivative contracts designated as hedges of cash flows, while the fair values of other interest rate derivative contracts are estimated utilizing internal valuation models with observable market data inputs.

	September 30, 2012		December 31, 2011
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate derivatives designated as hedges of fair value:
Commercial loan/lease interest rate swaps	$90,284	$(7,952)	$71,181	$(8,376)
Interest rate derivatives designated as hedges of cash flows:
Interest rate swap on junior subordinated deferrable interest debentures	120,000	(5,392)	120,000	(7,807)
Non-hedging interest rate derivatives:
Commercial loan/lease interest rate swaps	721,036	64,571	613,883	61,137
Commercial loan/lease interest rate swaps	721,036	(64,775)	613,883	(61,393)
Commercial loan/lease interest rate caps	22,500	16	20,000	50
Commercial loan/lease interest rate caps	22,500	(16)	20,000	(50)

The weighted-average rates paid and received for interest rate swaps outstanding at September 30, 2012 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Fair value hedge commercial loan/lease interest rate swaps	3.12%	0.22%
Cash flow hedge interest rate swaps on junior subordinated deferrable interest debentures	5.47	1.97
Non-hedging interest rate swaps	1.77	4.54
Non-hedging interest rate swaps	4.54	1.77

The weighted-average strike rate for outstanding interest rate caps was 2.98% at September 30, 2012.

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

The notional amounts and estimated fair values of commodity derivative positions outstanding are presented in the following table. The Corporation obtains dealer quotations and uses internally developed valuation models to value its commodity derivative positions.

		September 30, 2012		December 31, 2011
	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Non-hedging commodity swaps:
Oil	Barrels	508	$504	459	$1,068
Oil	Barrels	508	(401)	459	(963)
Natural gas	MMBTUs	830	236	1,905	3,540
Natural gas	MMBTUs	830	(222)	1,905	(3,480)
Non-hedging commodity options:
Oil	Barrels	1,410	5,830	2,920	18,206
Oil	Barrels	1,410	(5,830)	2,920	(18,206)
Natural gas	MMBTUs	360	180	480	490
Natural gas	MMBTUs	360	(180)	480	(490)

Foreign Currency Derivatives. The Corporation enters into foreign currency forward contracts that are not designated as hedging instruments primarily to accommodate the business needs of its customers. Upon the origination of a foreign currency denominated transaction with a customer, the Corporation simultaneously enters into an offsetting contract with a third party to negate the exposure to fluctuations in foreign currency exchange rates. The Corporation also utilizes foreign currency forward contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in foreign currency exchange rates on certain short-term, non-U.S. dollar denominated loans. The notional amounts and fair values of open foreign currency forward contracts were not significant at September 30, 2012 and December 31, 2011.

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

Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Commercial loan/lease interest rate swaps:
Amount of gain (loss) included in interest income on loans	$(632)	$(874)	$(1,947)	$(2,848)
Amount of (gain) loss included in other non-interest expense	31	(7)	48	(10)

Amounts included in the consolidated statements of income and in other comprehensive income for the period related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest rate swaps/caps/floors on variable-rate loans:
Amount reclassified from accumulated other comprehensive income to interest income on loans	$9,345	$9,345	$28,035	$28,035
Interest rate swaps on junior subordinated deferrable interest debentures:
Amount reclassified from accumulated other comprehensive income to interest expense on junior subordinated deferrable interest debentures	1,063	1,117	3,140	3,304
Amount of gain (loss) recognized in other comprehensive income	(269)	(908)	(760)	(2,560)

No ineffectiveness related to interest rate derivatives designated as hedges of cash flows was recognized in the consolidated statements of income during the reported periods. The accumulated net after-tax gain related to effective cash flow hedges included in accumulated other comprehensive income totaled $47.0 million at September 30, 2012 and $63.6 million at December 31, 2011. The Corporation currently expects approximately $5.4 million of the net after-tax gain related to effective cash flow hedges included in accumulated other comprehensive income at September 30, 2012 will be recognized in earnings during the remainder of 2012. This amount represents management’s best estimate given current expectations about market interest rates and volumes related to loan pools underlying the terminated cash flow hedges. Because actual market interest rates and volumes related to loan pools underlying the terminated cash flow hedges may differ from management’s expectations, there can be no assurance as to the ultimate amount that will be recognized in earnings during 2012.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Non-hedging interest rate derivatives:
Other non-interest income	$1,284	$90	$2,263	$826
Other non-interest expense	(15)	79	(52)	(49)
Non-hedging commodity derivatives:
Other non-interest income	52	82	116	544

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

The Corporation’s credit exposure relating to interest rate swaps and commodity swaps/options with bank customers was approximately $65.9 million at September 30, 2012. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. The Corporation’s credit exposure, net of collateral pledged, relating to interest rate swaps and commodity swaps/options with upstream financial institution counterparties was approximately $708 thousand at September 30, 2012. Collateral levels for upstream financial institution counterparties are monitored and adjusted as necessary.

The aggregate fair value of securities posted as collateral by the Corporation related to derivative contracts totaled $68.8 million at September 30, 2012. At such date, the Corporation also had $4.4 million in cash collateral on deposit with other financial institution counterparties.

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

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Distributed earnings allocated to common stock	$29,430	$28,123	$87,005	$83,695
Undistributed earnings allocated to common stock	29,051	26,238	90,195	77,868

Net earnings allocated to common stock	$58,481	$54,361	$177,200	$161,563

Weighted-average shares outstanding for basic earnings per common share	61,316,854	61,137,054	61,269,850	61,083,390
Dilutive effect of stock compensation	369,596	102,092	347,204	199,013

Weighted-average shares outstanding for diluted earnings per common share	61,686,450	61,239,146	61,617,054	61,282,403

Note 10 - Stock-Based Compensation

A combined summary of activity in the Corporation’s active stock plans is presented in the following table.

			Non-Vested Stock Awards/Stock Units Outstanding		Stock Options Outstanding
	Shares Available for Grant	Director Deferred Stock Units Outstanding	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price
Balance, January 1, 2012	1,963,455	22,092	169,530	$50.33	4,968,822	$51.49
Granted	(5,632)	5,632	—	—	—	—
Stock options exercised	—	—	—	—	(197,961)	50.98
Stock awards vested	—	—	—	—	—	—
Forfeited	19,000	—	—	—	(19,000)	50.51
Cancelled/expired	(250)	—	—	—	—	—

Balance, September 30, 2012	1,976,573	27,724	169,530	$50.33	4,751,861	$51.51

Proceeds from stock option exercises totaled $10.1 million and $7.2 million during the nine months ended September 30, 2012 and 2011. During the nine months ended September 30, 2012, 190,321 shares issued in connection with stock option exercises were new shares issued from available authorized shares, while 7,640 shares were issued from available treasury stock.

Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock options	$2,190	$2,073	$6,549	$6,686
Non-vested stock awards/stock units	354	360	1,063	3,000
Deferred stock units	—	—	330	330

Total	$2,544	$2,433	$7,942	$10,016

Unrecognized stock-based compensation expense at September 30, 2012 was as follows:

Stock options	$12,267
Non-vested stock awards/stock units	2,033

Total	$14,300

Note 11 - Defined Benefit Plans

The components of the combined net periodic cost (benefit) for the Corporation’s defined benefit pension plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Expected return on plan assets, net of expenses	$(2,603)	$(2,859)	$(7,809)	$(8,576)
Interest cost on projected benefit obligation	1,951	1,973	5,851	5,919
Net amortization and deferral	1,427	783	4,084	2,348

Net periodic cost (benefit)	$775	$(103)	$2,126	$(309)

The Corporation’s non-qualified defined benefit pension plan is not funded. No contributions to the qualified defined benefit pension plan were made during the nine months ended September 30, 2012. The Corporation does not expect to make any contributions to the qualified defined benefit pension plan during the remainder of 2012.

Note 12 - Income Taxes

Income tax expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Current income tax expense	$18,114	$24,036	$55,631	$50,101
Deferred income tax expense (benefit)	(1,043)	(382)	(5,020)	(137)

Income tax expense, as reported	$17,071	$23,654	$50,611	$49,964

Effective tax rate	22.5%	30.3%	22.2%	23.6%

Net deferred tax liabilities totaled $133.2 million at September 30, 2012 and $123.7 million at December 31, 2011. No valuation allowance was recorded against deferred tax assets at September 30, 2012 as management believes that it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years. There were no unrecognized tax benefits during any of the reported periods. Interest and/or penalties related to income taxes are reported as a component of income tax expense. Such amounts were not significant during the reported periods.

The Corporation files income tax returns in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2009.

Note 13 - Other Comprehensive Income (Loss)

The tax effects allocated to each component of other comprehensive income (loss) were as follows:

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale:
Change in net unrealized gain/loss during the period	$40,122	$14,043	$26,079	$78,552	$27,493	$51,059
Reclassification adjustment for net (gains) losses included in net income	—	—	—	(6,409)	(2,243)	(4,166)

Total securities available for sale	40,122	14,043	26,079	72,143	25,250	46,893
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	1,427	499	928	783	274	509
Derivatives:
Change in the accumulated gain/loss on effective cash flow hedge derivatives	(269)	(93)	(176)	(909)	(318)	(591)
Reclassification adjustments for (gains) losses included in net income:
Interest rate swaps on variable-rate loans	(9,345)	(3,271)	(6,074)	(9,345)	(3,271)	(6,074)
Interest rate swap on junior subordinated deferrable interest debentures	1,063	372	691	1,118	391	727

Total derivatives	(8,551)	(2,992)	(5,559)	(9,136)	(3,198)	(5,938)

Total other comprehensive income	$32,998	$11,550	$21,448	$63,790	$22,326	$41,464

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale:
Change in net unrealized gain/loss during the period	$62,972	$22,041	$40,931	$169,516	$59,331	$110,185
Reclassification adjustment for net (gains) losses included in net income	121	42	79	(6,414)	(2,245)	(4,169)

Total securities available for sale	63,093	22,083	41,010	163,102	57,086	106,016
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	4,084	1,429	2,655	2,348	822	1,526
Derivatives:
Change in the accumulated gain/loss on effective cash flow hedge derivatives	(760)	(266)	(494)	(2,560)	(896)	(1,664)
Reclassification adjustments for (gains) losses included in net income:
Interest rate swaps on variable-rate loans	(28,035)	(9,812)	(18,223)	(28,035)	(9,812)	(18,223)
Interest rate swap on junior subordinated deferrable interest debentures	3,140	1,099	2,041	3,304	1,156	2,148

Total derivatives	(25,655)	(8,979)	(16,676)	(27,291)	(9,552)	(17,739)

Total other comprehensive income	$41,522	$14,533	$26,989	$138,159	$48,356	$89,803

Activity in accumulated other comprehensive income, net of tax, was as follows:

	Securities Available For Sale	Defined Benefit Plans	Derivatives	Accumulated Other Comprehensive Income
Balance January 1, 2012	$227,052	$(42,958)	$63,640	$247,734
Other comprehensive income (loss)	41,010	2,655	(16,676)	26,989

Balance September 30, 2012	$268,062	$(40,303)	$46,964	$274,723

Balance January 1, 2011	$96,012	$(28,357)	$86,595	$154,250
Other comprehensive income (loss)	106,016	1,526	(17,739)	89,803

Balance September 30, 2011	$202,028	$(26,831)	$68,856	$244,053

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

Summarized operating results by segment were as follows:

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
Revenues from (expenses to) external customers:
Three months ended:
September 30, 2012	$198,244	$26,000	$(1,554)	$222,690
September 30, 2011	202,520	24,548	(2,490)	224,578
Nine months ended:
September 30, 2012	$588,151	$78,595	$(3,390)	$663,356
September 30, 2011	587,382	74,256	(7,843)	653,795
Net income (loss):
Three months ended:
September 30, 2012	$56,878	$3,298	$(1,507)	$58,669
September 30, 2011	53,497	2,696	(1,686)	54,507
Nine months ended:
September 30, 2012	$171,152	$10,917	$(4,305)	$177,764
September 30, 2011	160,788	7,299	(5,966)	162,121

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

Derivatives. Derivatives are generally reported at fair value utilizing Level 2 inputs, except for foreign currency contracts, which are reported at fair value utilizing Level 1 inputs. The Corporation obtains dealer quotations and utilizes internally developed valuation models to value the swap related to its junior subordinated deferrable interest debentures and commodity swaps/options. The Corporation utilizes internally developed valuation models and/or third-party models with observable market data inputs to validate the valuations provided by the dealers. Though there has never been a significant discrepancy in the valuations, should such a significant discrepancy arise, the Corporation would obtain price verification from a third-party dealer. The Corporation utilizes internal valuation models with observable market data inputs to estimate fair values of customer interest rate swaps, caps and floors. The Corporation also obtains dealer quotations for these derivatives for comparative purposes to assess the reasonableness of the model valuations. In cases where significant credit valuation adjustments are incorporated into the estimation of fair value, reported amounts are considered to have been derived utilizing Level 3 inputs.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
September 30, 2012
Securities available for sale:
U.S. Treasury	$3,061,552	$—	$—	$3,061,552
U.S. government agencies/corporations	—	250,145	—	250,145
Residential mortgage-backed securities	—	2,751,883	—	2,751,883
States and political subdivisions	—	2,618,178	—	2,618,178
Other	—	35,887	—	35,887
Trading account securities:
U.S. Treasury	13,761	—	—	13,761
States and political subdivisions	—	1,062	—	1,062
Derivative assets:
Interest rate swaps, caps and floors	—	63,904	683	64,587
Commodity and foreign exchange derivatives	—	6,750	—	6,750
Derivative liabilities:
Interest rate swaps, caps and floors	—	78,135	—	78,135
Commodity and foreign exchange derivatives	—	6,633	—	6,633

December 31, 2011
Securities available for sale:
U.S. Treasury	$2,056,732	$—	$—	$2,056,732
U.S. government agencies/corporations	—	250,884	—	250,884
Residential mortgage-backed securities	—	3,289,270	—	3,289,270
States and political subdivisions	—	2,154,813	—	2,154,813
Other	—	38,001	—	38,001
Trading account securities:
U.S. Treasury	13,609	—	—	13,609
Derivative assets:
Interest rate swaps, caps and floors	—	60,498	689	61,187
Commodity and foreign exchange derivatives	7	23,304	—	23,311
Derivative liabilities:
Interest rate swaps, caps and floors	—	77,626	—	77,626
Commodity and foreign exchange derivatives	—	23,139	—	23,139

The following table reconciles the beginning and ending balances of derivative assets, which consist of interest rate swaps sold to loan customers, measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
Balance, beginning of period	$689	$1,090
Transfers to Level 3	—	457
Cash settlements	(266)	(1,393)
Realized gains (losses) included in other non-interest income	208	515
Realized gains (losses) included in other non-interest expense	52	49

Balance, end of period	$683	$718

The significant unobservable (Level 3) inputs used in the fair value measurement of the Corporation’s interest rate swaps sold to loan customers included in the above table primarily relate to the probability of default and loss severity in the event of default. The probability of default is determined by the underlying risk grade of the loan (see Note 3 – Loans) underlying the interest rate swap in that the probability of default increases as a loan’s risk grade deteriorates, while the loss severity is estimated through an analysis of the collateral supporting both the underlying loan and interest rate swap. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity. As of September 30, 2012, the weighted-average risk grade of loans underlying interest rate swaps measured at fair value using significant unobservable (Level 3) inputs was 11.1. The loss severity in the event of default on the interest rate swaps ranged from 10.0% to 50.0%, with the weighted-average loss severity being 20.1%.

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

The following table presents impaired loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral during the nine months ended September 30, 2012 and 2011.

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Level 2	Level 3	Level 2	Level 3
Carrying value of impaired loans before allocations	$13,227	$384	$9,638	$3,899
Specific valuation allowance allocations	(2,922)	(61)	(3,649)	(2,431)

Fair value	$10,305	$323	$5,989	$1,468

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

The following table presents foreclosed assets that were remeasured and reported at fair value during the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$6,627	$20,396
Charge-offs recognized in the allowance for loan losses	(1,291)	(3,593)

Fair value	$5,336	$16,803

Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$10,183	$6,023
Write-downs included in other non-interest expense	(1,528)	(2,173)

Fair value	$8,655	$3,850

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

The estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	September 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$2,752,176	$2,752,176	$2,907,592	$2,907,592
Securities held to maturity	364,997	409,258	365,996	404,461
Cash surrender value of life insurance policies	137,009	137,009	133,967	133,967
Accrued interest receivable	63,216	63,216	78,869	78,869
Level 3 inputs:
Loans, net	8,705,639	8,812,390	7,884,982	7,951,742
Financial liabilities:
Level 2 inputs:
Deposits	18,245,197	18,245,906	16,756,748	16,757,708
Federal funds purchased and repurchase agreements	601,204	601,204	722,202	722,202
Junior subordinated deferrable interest debentures	123,712	123,712	123,712	123,712
Subordinated notes payable and other borrowings	100,012	89,506	100,026	100,101
Accrued interest payable	1,882	1,882	4,431	4,431

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

ASU 2012-02 “Intangibles – Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is impaired, then the entity must perform the quantitative impairment test. If, under the quantitative impairment test, the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. ASU 2012-02 is effective for the Corporation beginning January 1, 2013 (early adoption permitted) and is not expected to have a significant impact on the Corporation’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Review

Cullen/Frost Bankers, Inc.

The following discussion should be read in conjunction with the Corporation’s consolidated financial statements, and notes thereto, for the year ended December 31, 2011, included in the 2011 Form 10-K. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results for the year ending December 31, 2012 or any future period.

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

Results of Operations

Net income totaled $58.7 million, or $0.95 diluted per share, for the three months ended September 30, 2012 compared to $54.5 million, or $0.89 diluted per share, for the three months ended September 30, 2011 and $58.1 million, or $0.94 diluted per common share, for the three months ended June 30, 2012. Net income totaled $177.8 million, or $2.88 diluted per share, for the nine months ended September 30, 2012 compared to $162.1 million, or $2.64 diluted per share, for the nine months ended September 30, 2011.

Selected income statement data and other selected data for the comparable periods was as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2012	June 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Taxable-equivalent net interest income	$167,341	$163,972	$160,579	$496,020	$476,725
Taxable-equivalent adjustment	15,809	14,755	15,218	45,564	45,272

Net interest income	151,532	149,217	145,361	450,456	431,453
Provision for loan losses	2,500	2,355	9,010	5,955	27,445

Net interest income after provision for loan losses	149,032	146,862	136,351	444,501	404,008
Non-interest income	71,158	69,763	79,217	212,900	222,342
Non-interest expense	144,450	142,536	137,407	429,026	414,265

Income before income taxes	75,740	74,089	78,161	228,375	212,085
Income taxes	17,071	16,027	23,654	50,611	49,964

Net income	$58,669	$58,062	$54,507	$177,764	$162,121

Earnings per common share – basic	$0.95	$0.94	$0.89	$2.89	$2.64
Earnings per common share – diluted	0.95	0.94	0.89	2.88	2.64
Dividends per common share	0.48	0.48	0.46	1.42	1.37
Return on average assets	1.11%	1.14%	1.15%	1.16%	1.19%
Return on average equity	9.75	9.95	9.79	10.09	10.11
Average shareholders’ equity to average total assets	11.39	11.51	11.73	11.51	11.76

Net income increased $4.2 million, or 7.6%, for the three months ended September 30, 2012 and increased $15.6 million, or 9.6%, for the nine months ended September 30, 2012 compared to the same periods in 2011. The increase during the three months ended September 30, 2012 was primarily the result of a $6.5 million decrease in the provision for loan losses, a $6.6 million decrease in income tax expense and a $6.2 million increase in net interest income partly offset by an $8.1 million decrease in non-interest income and a $7.0 million increase in non-interest expense. The increase during the nine months ended September 30, 2012 was primarily the result of a $21.5 million decrease in the provision for loan losses and a $19.0 million increase in net interest income partly offset by a $14.8 million increase in non-interest expense, a $9.4 million decrease in non-interest income and a $647 thousand increase in income tax expense.

Net income for the third quarter of 2012 increased $607 thousand, or 1.0%, from the second quarter of 2012. The increase was primarily the result of a $2.3 million increase in net interest income and a $1.4 million increase in non-interest income partly offset by a $1.9 million increase in non-interest expense, a $1.0 million increase in income tax expense and a $145 thousand increase in the provision for loan losses.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Corporation’s largest source of revenue, representing 67.9% of total revenue during the first nine months of 2012. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Corporation’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, remained at 3.25% for the entire year in 2011 and through the third quarter of 2012. The Corporation’s loan portfolio is also impacted, to a lesser extent, by changes in the London Interbank Offered Rate (LIBOR). At September 30, 2012, the one-month and three-month U.S. dollar LIBOR rates were 0.21% and 0.36%, respectively, while at September 30, 2011, the one-month and three-month U.S. dollar LIBOR rates were 0.24% and 0.37%, respectively. The intended federal funds rate, which is the cost of immediately available overnight funds, remained at zero to 0.25% for the entire year in 2011 and through the third quarter of 2012.

The Corporation’s balance sheet has historically been asset sensitive, meaning that earning assets generally reprice more quickly than interest-bearing liabilities. Therefore, the Corporation’s net interest margin was likely to increase in sustained periods of rising interest rates and decrease in sustained periods of declining interest rates. During the fourth quarter of 2007, in an effort to make the Corporation’s balance sheet less sensitive to changes in interest rates, the Corporation entered into various interest rate swaps which effectively converted certain variable-rate loans into fixed-rate instruments for a period of time. During the fourth quarter of 2008, the Corporation also entered into an interest rate swap which effectively converted variable-rate debt into fixed-rate debt for a period of time. As a result of these actions, the Corporation’s balance sheet was more interest-rate neutral and changes in interest rates had a less significant impact on the Corporation’s net interest margin than would have otherwise been the case. During the fourth quarter of 2009, a portion of the interest rate swaps on variable-rate loans were terminated, while the remaining interest rate swaps on variable-rate loans were terminated during the fourth quarter of 2010. These actions increased the asset sensitivity of the Corporation’s balance sheet. The deferred accumulated gain applicable to the settled interest rate contracts included in accumulated other comprehensive income totaled $77.3 million ($50.3 million on an after-tax basis) at September 30, 2012. The deferred gain will be recognized ratably in earnings through October 2014. See Note 8 -Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report for additional information related to these interest rate swaps.

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

	Third Quarter 2012 vs. Third Quarter 2011	Third Quarter 2012 vs. Second Quarter 2012	First Nine Months 2012 vs. First Nine Months 2011
Due to changes in average volumes	$18,575	$4,960	$26,059
Due to changes in average interest rates	(11,813)	(3,410)	(8,574)
Due to difference in the number days in each of the comparable periods	—	1,819	1,810

Total change	$6,762	$3,369	$19,295

Taxable-equivalent net interest income for the three months ended September 30, 2012 increased $6.8 million, or 4.2%, while taxable-equivalent net interest income for the nine months ended September 30, 2012 increased $19.3 million, or 4.0%, compared to the same periods in 2011, respectively. The increase during the three months ended September 30, 2012 was primarily related to an increase in the average volume of interest-earning assets partly offset by a decrease in the net interest margin. Taxable-equivalent net interest income for the first nine months of 2012 included an additional day compared to the first nine months of 2011 as a result of leap year. The additional day added approximately $1.8 million to taxable-equivalent net interest income during the first nine months of 2012. Excluding the impact of the additional day during 2012 results in an effective increase in taxable-equivalent net interest income of approximately $17.5 million during the first nine months of 2012, which was primarily related to an increase in the average volume of interest-earning assets partly offset by a decrease in the net interest margin. The average volume of interest-earning assets for the three and nine months ended September 30, 2012 increased $2.2 billion during each respective period compared to the same periods in 2011. The net interest margin decreased 27 basis points from 3.81% during the three months ended September 30, 2011 to 3.54% during the three months ended September 30, 2012 and decreased 30 basis points from 3.93% during the nine months ended September 30, 2011 to 3.63% during the nine months ended September 30, 2012. The decrease in the net interest margin during the comparable periods was partly due to an increase in the relative proportion of average interest-earning assets invested in lower-yielding, taxable securities during 2012 compared to 2011 while the relative proportion of average interest-earning assets invested in higher-yielding loans decreased. The impact of this shift was partly mitigated by a decrease in the relative proportion of average interest-earning assets invested in lower-yielding interest-bearing deposits. The net interest margin was also negatively impacted by a decrease in the average yield on securities, as further discussed below. The average yield on interest-earning assets decreased 42 basis points from 4.20% in the first nine months of 2011 to 3.78% in the first nine months of 2012 while the average cost of funds decreased 18 basis points from 0.43% in the first nine months of 2011 to 0.25% in the first nine months of 2012. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. As stated above, market interest rates have remained at historically low levels during the reported periods. The effect of lower average market interest rates during the reported periods on the average yield on average interest-earning assets was partly limited by the aforementioned interest rate swaps on variable-rate loans.

Taxable-equivalent net interest income for the third quarter of 2012 increased $3.4 million, or 2.1%, from the second quarter of 2012. Taxable-equivalent net interest income for the third quarter of 2012 included an additional day compared to the second quarter of 2012. The additional day added approximately $1.8 million to taxable-equivalent net interest income during the third quarter of 2012. Excluding the impact of the additional day results in an effective increase in taxable-equivalent net interest income of approximately $1.6 million during the third quarter of 2012, which was primarily related to an increase in the average volume of interest-earning assets partly offset by a decrease in the net interest margin. The average volume of interest-earning assets for the third quarter of 2012 increased $613.2 million compared to the second quarter of 2012. The average volume of funds invested in interest-bearing deposits increased $274.9 million from $1.4 billion during the second quarter of 2012 to $1.7 billion during third quarter of 2012. The average volume of funds invested in securities did not significantly fluctuate during the third quarter of 2012 compared to the second quarter of 2012, though a larger proportion of such funds were invested in higher-yielding tax-exempt securities during the third quarter of 2012, while the average volume of funds invested in loans increased $367.5 million. The net interest margin decreased 7 basis points from 3.61% in the second quarter of 2012 to 3.54% in the third quarter of 2012. The average yield on interest-earning assets decreased 7 basis points from 3.75% in the second quarter of 2012 to 3.68% in the third quarter of 2012 primarily due to decreases in the average yields on tax-exempt securities (down 25 basis points) and loans (down 10 basis points). The impact of the declines in average yields on these categories of assets on the overall average yield on interest-earning assets was partly mitigated by growth in the average volumes of these higher-yielding assets. Average tax-exempt securities increased $223.4 million while, as stated previously, average loans increased $367.5 million in the third quarter of 2012 compared to the second quarter of 2012. The decrease in the net interest margin primarily resulted as the decrease in the overall yield on interest-earning assets was not matched by a corresponding decrease in the average cost of funds. The average cost of funds remained unchanged at 0.24% during both the second and third quarters of 2012.

The average volume of loans during the first nine months of 2012 increased $253.0 million compared to the same period in 2011. Loans made up approximately 44.6% of average interest-earning assets during the first nine months of 2012 compared to 49.1% during the first nine months of 2011. The average yield on loans was 4.85% during the first nine months of 2012 compared to 5.01% during the first nine months of 2011. Loans generally have significantly higher yields compared to securities, interest-bearing deposits and federal funds sold and resell agreements and, as such, have a more positive effect on the net interest margin.

The average volume of securities increased $3.1 billion during the first nine months of 2012 compared to the same period in 2011. Securities made up approximately 47.8% of average interest-earning assets during the first nine months of 2012 compared to 35.6% during the first nine months of 2011. The average yield on securities was 3.31% in the first nine months of 2012 compared to 4.80% in the first nine months of 2011. The decrease in the average yield on securities was partly due to a decrease in the yield on taxable securities as proceeds from principal repayments and excess liquidity were reinvested at lower market rates. Furthermore, a large portion of the growth in taxable securities was in lower-yielding U.S. Treasury securities. The decrease in the average yield on securities was also partly related to a decrease in the relative proportion of higher-yielding, tax-exempt municipal securities in the first nine months of 2012 compared to the same period in 2011. The relative proportion of higher-yielding, tax-exempt municipal securities totaled 25.9% of average securities during the first nine months of 2012 compared to 37.2% during the first nine months of 2011. The average yield on taxable securities was 2.13% in the first nine months of 2012 compared to 3.50% in first nine months of 2011, while the average taxable-equivalent yield on tax-exempt securities was 6.85% in the first nine months of 2012 compared to 6.98% in first nine months of 2011.

Average federal funds sold, resell agreements and interest-bearing deposits during the first nine months of 2012 decreased $1.1 billion compared to the same period in 2011. Federal funds sold, resell agreements and interest-bearing deposits made up approximately 7.5% of average interest-earning assets during the first nine months of 2012 compared to 15.3% during the first nine months of 2011. The combined average yield on federal funds sold, resell agreements and interest-bearing deposits was 0.29% during the first nine months of 2012 compared to 0.24% during the first nine months of 2011. The decrease in average federal funds sold, resell agreements and interest-bearing deposits the first nine months of 2012 compared to the same period in 2011 was due to the reinvestment of funds into higher-yielding securities and loans.

Average deposits increased $2.0 billion during the first nine months of 2012 compared to the first nine months of 2011. Average interest-bearing deposits for the first nine months of 2012 increased $738.0 million compared to the same period in 2011, while average non-interest-bearing deposits for the first nine months of 2012 increased $1.3 billion compared to the same period in 2011. The ratio of average interest-bearing deposits to total average deposits was 59.8% during the first nine months of 2012 compared to 62.9% during the same period in 2011. The average cost of deposits is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-bearing deposits. The average cost of interest-bearing deposits and total deposits was 0.18% and 0.11% during the first nine months of 2012 compared to 0.25% and 0.15% during the same period in 2011. The decrease in the average cost of interest-bearing deposits during the comparable periods was primarily the result of decreases in interest rates offered on certain deposit products due to decreases in average market interest rates and decreases in renewal interest rates on maturing certificates of deposit given the current low interest rate environment. Additionally, the relative proportion of higher-cost certificates of deposit to total average interest-bearing deposits decreased from 12.2% during the first nine months of 2011, to 10.2% during the first nine months of 2012.

The Corporation’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.53% during the first nine months of 2012 compared to 3.77% during the first nine months of 2011. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

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

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $2.5 million and $6.0 million for the three and nine months ended September 30, 2012 compared to $9.0 million and $27.4 million for the three and nine months ended September 30, 2011. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Non-Interest Income

The components of non-interest income were as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2012	June 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Trust and investment management fees	$20,843	$21,279	$19,652	$62,774	$59,436
Service charges on deposit accounts	20,797	20,639	22,072	62,230	64,650
Insurance commissions and fees	9,964	9,171	9,569	31,512	27,971
Interchange and debit card transaction fees	4,194	4,292	8,719	12,603	25,459
Other charges, commissions and fees	7,265	7,825	6,572	22,440	20,625
Net gain (loss) on securities transactions	—	370	6,409	(121)	6,414
Other	8,095	6,187	6,224	21,462	17,787

Total	$71,158	$69,763	$79,217	$212,900	$222,342

Total non-interest income for the three and nine months ended September 30, 2012 decreased $8.1 million, or 10.2%, and $9.4 million, or 4.2%, compared to the same periods in 2011. Total non-interest income for the third quarter of 2012 increased $1.4 million, or 2.0%, compared to the second quarter of 2012. Changes in the components of non-interest income are discussed below.

Trust and Investment Management Fees. Trust and investment management fees for the three and nine months ended September 30, 2012 increased $1.2 million, or 6.1%, and $3.3 million, or 5.6%, compared to the same periods in 2011. Trust investment fees are the most significant component of trust and investment management fees, making up approximately 66% of total trust and investment management fees for the first nine months of 2012. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related trust investment fees.

The $1.2 million increase in trust and investment management fee income during the three months ended September 30, 2012 compared to the same period in 2011 was primarily the result of an increase in trust investment fees (up $622 thousand), custody fees (up $247 thousand) and securities lending income (up $230 thousand). The $3.3 million increase in trust and investment management fee income during the nine months ended September 30, 2012 compared to the same period in 2011 was primarily the result of an increase in trust investment fees (up $1.3 million), oil and gas trust management fees (up $681 thousand), custody fees (up $457 thousand), securities lending income (up $349 thousand), estate fees (up $338 thousand) and mutual fund management fees (up $212 thousand). The increases in trust investment fees and custody fees were partly related to the general appreciation in the market values of assets in trust accounts on which these fees are generally based. The increases in trust investment fees were also partly related to increases in the number of managed trust accounts. The increases in securities lending income were partly related to new business and increased loan spreads. Estate fees are transactional in nature and can vary from quarter to quarter.

Trust and investment management fee income for the third quarter of 2012 decreased $436 thousand, or 2.0%, from the second quarter of 2012. The decrease was primarily due to decreases in tax fees, which are seasonally higher during the second quarter (down $752 thousand), and oil and gas trust management fees (down $295 thousand) partly offset by an increase in trust investment fees (up $417 thousand).

At September 30, 2012, trust assets, including both managed assets and custody assets, were primarily composed of fixed income securities (42.0% of trust assets), equity securities (42.0% of trust assets) and cash equivalents (9.7% of trust assets). The estimated fair value of trust assets was $26.7 billion (including managed assets of $10.9 billion and custody assets of $15.8 billion) at September 30, 2012, compared to $25.2 billion (including managed assets of $10.3 billion and custody assets of $14.9 billion) at December 31, 2011 and $24.1 billion (including managed assets of $9.8 billion and custody assets of $14.3 billion) at September 30, 2011.

Service Charges on Deposit Accounts. Service charges on deposit accounts for the three and nine months ended September 30, 2012 decreased $1.3 million, or 5.8%, and $2.4 million, or 3.7%, compared to the same periods in 2011. The decreases were primarily due to decreases in service charges on commercial accounts (down $874 thousand and $1.4 million during the three and nine months ended September 30, 2012, respectively) and decreases in overdraft/insufficient funds charges on both consumer and commercial accounts (down $427 thousand and $1.1 million on a combined basis during the three and nine months ended September 30, 2012, respectively). Overdraft/insufficient funds charges totaled $8.6 million ($6.8 million consumer and $1.8 million commercial) during the third quarter of 2012 compared to $9.0 million ($7.2 million consumer and $1.8 million commercial) during the third quarter of 2011 and $8.2 million ($6.5 million consumer and $1.7 million commercial) during the second quarter of 2012. Overdraft/insufficient funds charges totaled $24.9 million ($19.7 million consumer and $5.2 million commercial) during the nine months ended September 30, 2012 compared to $26.0 million ($20.6 million consumer and $5.4 million commercial) during the nine months ended September 30, 2011.

Service charges on deposit accounts for the third quarter of 2012 increased $158 thousand, or 0.8%, compared to the second quarter of 2012. The increase was due to increases in overdraft/insufficient funds charges on both consumer and commercial accounts (up $311 thousand) partly offset by decreases in service charges on commercial accounts (down $170 thousand).

Insurance Commissions and Fees. Insurance commissions and fees for the three and nine months ended September 30, 2012 increased $395 thousand, or 4.1%, and $3.5 million, or 12.7%, compared to the same periods in 2011. The increase during the three months ended September 30, 2012 was related to increases in contingent commissions (up $246 thousand) and commission income (up $149 thousand). The increase during the nine months ended September 30, 2012 was primarily related to an increase in commission income (up $3.6 million). The increases in commission income during the three and nine months ended September 30, 2012 compared to the same periods in 2011 were partly related to an increase in employee benefit commissions and fees, which was partly related to the acquisitions of Clark Benefits Group during the second quarter of 2011 and Stone Partners, Inc. during the first quarter of 2012. The increase in commission income was also partly related to an increase in property and casualty commissions resulting from normal variation in the market demand for insurance products and rate increases.

Insurance commissions and fees include contingent commissions totaling $672 thousand and $3.5 million during the three and nine months ended September 30, 2012 and $426 thousand and $3.5 million during the three and nine months ended September 30, 2011. Contingent commissions primarily consist of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. Such commissions are seasonal in nature and are generally received during the first quarter of each year. These commissions totaled $2.1 million and $2.2 million during the nine months ended September 30, 2012 and 2011. Contingent commissions also include amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. These benefit plan related commissions totaled $619 thousand and $1.4 million during the three and nine months ended September 30, 2012 and $417 thousand and $1.3 million during the three and nine months ended September 30, 2011.

Insurance commissions and fees for the third quarter of 2012 increased $793 thousand, or 8.6%, compared to the second quarter of 2012. The increase was related to an increase in commission income (up $586 thousand) compared to the second quarter of 2012 primarily due to normal variation in the timing of renewals and the market demand for insurance products. The increase was also partly related to an increase in contingent commissions (up $207 thousand) that were primarily received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business.

Interchange and Debit Card Transaction Fees. Interchange and debit card transaction fees consist of income from Visa check card usage, point of sale income from PIN-based debit card transactions and ATM service fees. Interchange and debit card transaction fees for the three and nine months ended September 30, 2012 decreased $4.5 million, or 51.9%, and $12.9 million, or 50.5%, compared to the same periods in 2011. Income from signature-based debit card transactions totaled $2.3 million and $6.8 million, during the three and nine months ended September 30, 2012, decreasing $3.8 million, or 62.2%, and $10.8 million, or 61.5%, respectively, compared to $6.1 million and $17.6 million during the three and nine months ended September 30, 2011. Income from PIN-based debit card transactions totaled $1.2 million and $3.7 million, during the three and nine months ended September 30, 2012, decreasing $648 thousand, or 34.4%, and $1.9 million, or 33.6%, respectively, compared to $1.9 million and $5.6 million during the three and nine months ended September 30, 2011. The decreases in income from both signature-based and PIN-based debit card transactions were primarily related to new rules that significantly impacted the level of interchange fees that may be charged, as further discussed below. Interchange and debit card transaction fees for the third quarter of 2012 decreased $98 thousand, or 2.3%, from the second quarter of 2012. The decrease was primarily due to a decrease in ATM service fees (down $67 thousand).

As discussed in the section captioned “Supervision and Regulation” included in Item 1. Business, of the 2011 Form 10-K, the Dodd-Frank Act amended the Electronic Fund Transfer Act (“EFTA”) which, among other things, gave the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers, such as Frost Bank. In June 2011, the Federal Reserve issued a final rule that, among other things, established standards for determining whether an interchange fee received or charged by an issuer with respect to an electronic debit transaction is reasonable and proportional to the cost incurred by the issuer with respect to the transaction. These new standards took effect on October 1, 2011 and apply to issuers, such as the Corporation, that, together with their affiliates, have assets of $10 billion or more. Under the rule, the maximum permissible interchange fee for an electronic debit transaction will be the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. The Federal Reserve also issued an interim final rule, effective on October 1, 2011, that allows for an upward adjustment of no more than 1 cent to an issuer’s debit card interchange fee if the issuer develops and implements policies and procedures reasonably designed to achieve the fraud-prevention standards set out in the interim final rule. This limitation has been confirmed by the final rule issued by the Federal Reserve in July 2012.

Other Charges, Commissions and Fees. Other charges, commissions and fees for the three and nine months ended September 30, 2012 increased $693 thousand, or 10.5%, and $1.8 million, or 8.8%, compared to the same periods in 2011. The increase in other charges, commissions and fees during the three months ended September 30, 2012 included increases in consulting revenues, primarily related to the acquisition of Stone Partners, Inc. (up $364 thousand); referral fees from the Corporation’s merchant services payment processor (up $222 thousand) and income from the sale of mutual funds (up $158 thousand), among other things. These increases were partly offset by a decrease in income related to the sale of annuities (down $273 thousand).

The increase in other charges, commissions and fees during the nine months ended September 30, 2012 included increases in consulting revenues, primarily related to the acquisition of Stone Partners, Inc. (up $1.2 million); referral fees from the Corporation’s merchant services payment processor (up $556 thousand); an increase in unused balance fees on loan commitments (up $543 thousand); other service charges, primarily related to early termination fees on lines of credit held by Frost Capital (up $453 thousand) and service charges on funds transfers (up $433 thousand), among other things. These increases were partly offset by decreases in income related to the sale of annuities (down $816 thousand) and investment banking fees related to corporate advisory services (down $536 thousand).

Other charges, commissions and fees for the third quarter of 2012 decreased $560 thousand, or 7.2%, compared to the second quarter of 2012. The decrease was primarily due to decreases in letter of credit fees (down $179 thousand), income related to the sale of annuities (down $137 thousand), referral fees from the Corporation’s merchant services payment processor (down $113 thousand) and consulting revenues (down $113 thousand), among other things.

Net Gain/Loss on Securities Transactions. During the first nine months of 2012, the Corporation realized a net loss of $121 thousand on the sale of available-for-sale securities. During January 2012, the Corporation purchased $996.4 million of U.S. Treasury securities utilizing excess liquidity as a defensive strategy to lock in the yield on those funds in case the Federal Reserve lowered the rate paid on funds deposited in the Federal Reserve account. Shortly thereafter, U.S. Treasury prices rallied and the Corporation sold the securities, realizing a $2.1 million gain, and concurrently purchased $998.4 million of U.S. Treasury securities having a shorter term to maturity. In March 2012, U.S. Treasury yields increased and the Corporation sold the aforementioned position in U.S. Treasury securities and recognized a $2.6 million loss. The proceeds were concurrently reinvested in U.S. Treasury securities that had a similar yield to the original, longer-term position purchased in January 2012, but with a shorter term to maturity. During the second quarter of 2012, the Corporation sold a municipal security with an amortized cost totaling $5.6 million and realized a $367 thousand gain on the sale. During the first nine months of 2012, the Corporation also sold available-for-sale securities with an amortized cost totaling $14.0 billion and realized a net gain of $2 thousand on those sales. These securities were primarily purchased during 2012 and subsequently sold in connection with the Corporation’s tax planning strategies related to the Texas franchise tax. The gross proceeds from the sales of these securities outside of Texas are included in total revenues/receipts from all sources reported for Texas franchise tax purposes, which results in a reduction in the overall percentage of revenues/receipts apportioned to Texas and subjected to taxation under the Texas franchise tax. During the first nine months of 2011, the Corporation sold available-for-sale securities with an amortized cost totaling $5.6 billion and realized a net gain of $6.4 million on those sales. During the third quarter of 2011, the Corporation sold available-for-sale securities with an amortized cost totaling $32.6 million and realized a net gain of $6.4 million on those sales. The Corporation sold certain longer-duration municipal securities. The remainder of the sales related to securities that were primarily purchased and subsequently sold during the first quarter of 2011 in connection with the aforementioned tax planning strategies related to the Texas franchise tax.

Other Non-Interest Income. Other non-interest income for the three and nine months ended September 30, 2012 increased $1.9 million, or 30.1% and $3.7 million, or 20.7%, compared to the same periods in 2011. The increase during the three months ended September 30, 2012 was primarily related to an increase in income from securities trading and customer derivative activities (up $1.1 million) and sundry income from various miscellaneous items (up $865 thousand) partly offset by a decrease in mineral interest income (down $248 thousand). The increase during the nine months ended September 30, 2012 was primarily related to an increase in mineral interest income (up $1.6 million), sundry income from various miscellaneous items (up $1.4 million) and income from securities trading and customer derivative activities (up $869 thousand) partly offset by a decrease in gains on the sale of assets/foreclosed assets (down $579 thousand). The increases in income from securities trading and customer derivative activities were primarily related to increased fees on customer interest rate swap transactions. The increases in sundry income from various miscellaneous items were partly related to the reversal of a prior contingency accrual totaling $765 thousand in the second quarter of 2012 and proceeds realized in a legal settlement totaling $1.4 million in the third quarter of 2012. Mineral interest income is related to bonus, rental and shut-in payments and oil and gas royalties received from severed mineral interests on property owned by Main Plaza Corporation, a wholly owned non-banking subsidiary of the Corporation.

Other non-interest income for the third quarter of 2012 increased $1.9 million, or 30.8%, compared to the second quarter of 2012. The increase was primarily related to increases in income from securities trading and customer derivative activities (up $1.2 million) and an increase in sundry income from various miscellaneous items (up $767 thousand). The increase in income from securities trading and customer derivative activities was primarily related to increased fees on customer interest rate swap transactions. The increase in sundry income from various miscellaneous items was primarily related to the proceeds from the aforementioned legal settlement.

Non-Interest Expense

The components of non-interest expense were as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2012	June 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Salaries and wages	$64,984	$62,624	$61,697	$191,310	$185,902
Employee benefits	14,019	14,048	12,004	44,768	40,365
Net occupancy	13,193	12,213	12,080	37,203	35,555
Furniture and equipment	14,193	13,734	13,106	41,347	38,015
Deposit insurance	2,593	2,838	2,583	7,928	9,941
Intangible amortization	973	994	1,108	2,978	3,335
Other	34,495	36,085	34,829	103,492	101,152

Total	$144,450	$142,536	$137,407	$429,026	$414,265

Total non-interest expense for the three and nine months ended September 30, 2012 increased $7.0 million, or 5.1%, and $14.8 million, or 3.6%, compared to the same periods in 2011. Total non-interest expense for the third quarter of 2012 increased $1.9 million, or 1.3%, compared to the second quarter of 2012. Changes in the components of non-interest expense are discussed below.

Salaries and Wages. Salaries and wages for the three and nine months ended September 30, 2012 increased $3.3 million, or 5.3%, and $5.4 million, or 2.9%, compared to the same periods in 2011. These increases were primarily related to normal annual merit and market increases and increased commissions related to higher insurance revenues partly offset by a decrease in stock-based compensation expense and an increase in cost deferrals related to lending activity.

Salaries and wages expense for the third quarter of 2012 increased or $2.4 million, or 3.8%, compared to the second quarter of 2012. This increase was primarily related to an increase in salaries and wages resulting from normal annual merit and market increases and a decrease in cost deferrals related to lending activity.

Employee Benefits. Employee benefits expense for the three and nine months ended September 30, 2012 increased $2.0 million, or 16.8%, and $4.4 million, or 10.9%, compared to the same periods in 2011. The increase during the three months ended September 30, 2012 was primarily related to increases in expenses related to the Corporation’s defined benefit retirement plans (up $877 thousand), medical expense (up $520 thousand) and expenses related to the Corporation’s 401(k) and profit sharing plans (up $335 thousand). The increase during the nine months ended September 30, 2012 was primarily related to increases in expenses related to the Corporation’s defined benefit retirement plans (up $2.6 million) and medical expense (up $1.8 million) partly offset by a decrease in expenses related to the Corporation’s 401(k) and profit sharing plans (down $709 thousand).

Employee benefits expense for the third quarter of 2012 did not significantly fluctuate compared to the second quarter of 2012 as decreases in payroll taxes (down $304 thousand) were mostly offset by an increase in expenses related to the Corporation’s 401(k) and profit sharing plans (up $274 thousand).

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

Net Occupancy. Net occupancy expense for the three and nine months ended September 30, 2012 increased $1.1 million, or 9.2%, and $1.6 million, or 4.6%, compared to the same periods in 2011. The increase during the three months ended September 30, 2012 was primarily related to increases in lease expense (up $643 thousand), building maintenance and repair expense (up $154 thousand) and depreciation expense related to leasehold improvements (up $116 thousand). The increase during the nine months ended September 30, 2012 was primarily related to increases in lease expense (up $832 thousand), depreciation expense related to leasehold improvements (up $273 thousand), building maintenance and repair expense (up $186 thousand) and property taxes (up $172 thousand), among other things. These increases were partly offset by a decrease in utilities expense (down $292 thousand) and an increase in parking garage income (up $100 thousand).

Net occupancy expense for the third quarter of 2012 increased $980 thousand, or 8.0%, compared to the second quarter of 2012. The increase was primarily related to increases in lease expense (up $341 thousand) and building maintenance and repair expense (up $210 thousand) and a decrease in rental income from tenants (down $174 thousand).

Furniture and Equipment. Furniture and equipment expense for the three and nine months ended September 30, 2012 increased $1.1 million, or 8.3%, and $3.3 million, or 8.8%, compared to the same periods in 2011. The increase during the three months ended September 30, 2012 was primarily related to increases in software maintenance (up $864 thousand) and service contracts expense (up $301 thousand). The increase during the nine months ended September 30, 2012 was primarily related to increases in software maintenance (up $2.1 million), service contracts expense (up $803 thousand) and software amortization (up $540 thousand).

Furniture and equipment expense for the third quarter of 2012 increased $459 thousand, or 3.3%, compared to the second quarter of 2012 primarily related to increases in software maintenance expense (up $353 thousand) and service contracts expense (up $108 thousand).

Deposit Insurance. Deposit insurance expense totaled $2.6 million and $7.9 million for the three and nine months ended September 30, 2012 compared to $2.6 million and $9.9 million for the three and nine months ended September 30, 2011. The decrease in deposit insurance expense during the first nine months of 2012 compared to the same period in 2011 was primarily related to a change in the deposit insurance assessment base and a change in the method by which the assessment rate is determined for large financial institutions which became effective on April 1, 2011, as more fully discussed in the 2011 Form 10-K. Deposit insurance expense decreased $245 thousand to $2.6 million in the third quarter of 2012 from $2.8 million in the second quarter of 2012. The decrease was related to an accrual adjustment.

Intangible Amortization. Intangible amortization is primarily related to core deposit intangibles and, to a lesser extent, intangibles related to customer relationships and non-compete agreements. Intangible amortization for the three and nine months ended September 30, 2012 decreased $135 thousand, or 12.2% and $357 thousand, or 10.7% compared to the same periods in 2011. The decreases in amortization expense are primarily the result of the completion of amortization of certain intangible assets and a reduction in the annual amortization rate of certain intangible assets as the Corporation uses an accelerated amortization approach which results in higher amortization rates during the earlier years of the useful lives of intangible assets. The decreases in amortization were partly offset by the additional amortization related to intangible assets recorded in connection with an acquisition in 2011 and the acquisition of Stone Partners Inc. on January 1, 2012. Intangible amortization expense during the third quarter of 2012 did not significantly fluctuate compared to the second quarter of 2012.

Other Non-Interest Expense. Other non-interest expense for the three and nine months ended September 30, 2012 decreased $334 thousand, or 1.0%, and increased $2.3 million, or 2.3%, compared to the same periods in 2011. Components of other non-interest expense with significant decreases during the three months ended September 30, 2012 included sundry losses from various miscellaneous items (down $1.8 million), regulatory examination fees (down $514 thousand) and losses on the sale/write-down of assets/foreclosed assets (down $337 thousand). Sundry losses from miscellaneous items during the third quarter of 2011 included a $1.4 million write-down related to an interest in a limited partnership as well as several other one-time charges for various write-offs and losses which contributed to a higher level of expense in 2011. The decrease in regulatory examination fees is related to the conversion to a state charter in June 2012. The decreases in the aforementioned items were partly offset by an increases in professional services expense (up $1.0 million). Components of other non-interest expense with significant increases during the nine months ended September 30, 2012 included advertising/promotions expense (up $1.6 million), professional services expense (up $1.4 million), travel/meals and entertainment (up $791 thousand) and amortization of net deferred costs related to loan commitments (up $759 thousand). The increase in advertising/promotions expense is primarily related to the continuation of the marketing campaign that began during the first quarter of 2011. The Corporation expects advertising/promotions expense for the remainder of 2012 to be at levels comparable to 2011. The increase in the amortization of net deferred costs related to loan commitments is primarily related to an increase in commitments outstanding. The increases in the aforementioned items were partly offset by decreases in sundry losses from various miscellaneous items (down $2.0 million) and losses on the sale/write-down of assets/foreclosed assets (down $567 thousand).

Total other non-interest expense for the third quarter of 2012 decreased $1.6 million, or 4.4%, compared to the second quarter of 2012. Significant components of the decrease included decreases in travel/meals and entertainment (down $671 thousand), regulatory examination fees (down $581 thousand), losses on the sale/write-down of assets/foreclosed assets (down $551 thousand), outside-director stock-based compensation (down $330 thousand) and sundry losses from various miscellaneous items (down $214 thousand). These decreases were partly offset by increases in professional services expense (up $683 thousand) and web-site maintenance expense (up $381 thousand). Losses on the sale/write-down of assets/foreclosed assets during the period included non-recurring write-downs of certain equipment assets totaling $700 thousand in the second quarter of 2012 and $896 thousand in the third quarter of 2012.

Results of Segment Operations

The Corporation’s operations are managed along two primary operating segments: Banking and Frost Wealth Advisors. A description of each business and the methodologies used to measure financial performance is described in Note 14 - Operating Segments in the accompanying notes to consolidated financial statements included elsewhere in this report. Net income (loss) by operating segment is presented below:

	Three Months Ended			Nine Months Ended
	September 30, 2012	June 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Banking	$56,878	$55,984	$53,497	$171,152	$160,788
Frost Wealth Advisors	3,298	4,228	2,696	10,917	7,299
Non-Banks	(1,507)	(2,150)	(1,686)	(4,305)	(5,966)

Consolidated net income	$58,669	$58,062	$54,507	$177,764	$162,121

Banking

Net income for the three and nine months ended September 30, 2012 increased $3.4 million, or 6.3%, and $10.4 million, or 6.4%, compared to the same periods in 2011. The increase during the three months ended September 30, 2012 was primarily the result of a $6.5 million decrease in the provision for loan losses, a $7.1 million decrease in income tax expense and a $4.5 million increase in net interest income partly offset by an $8.8 million decrease in non-interest income and a $5.9 million increase in non-interest expense. The increase during the nine months ended September 30, 2012 was primarily the result of a $21.5 million decrease in the provision for loan losses, a $14.4 million increase in net interest income and a $2.2 million decrease in income tax expense partly offset by a $14.1 million increase in non-interest expense and a $13.6 million decrease in non-interest income.

Net interest income for the three and nine months ended September 30, 2012 increased $4.5 million, or 3.1%, and $14.4 million, or 3.3%, compared to the same periods in 2011. The increases primarily resulted from increases in the average volume of interest-earning assets partly offset by decreases in the net interest margin. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.

The provision for loan losses for the three and nine months ended September 30, 2012 totaled $2.5 million and $6.0 million compared to $9.0 million and $27.4 million for the same periods in 2011. See the analysis of the provision for loan losses included in the section captioned “Allowance for Loan Losses” included elsewhere in this discussion.

Non-interest income for the three and nine months ended September 30, 2012 decreased $8.8 million, or 15.8%, and $13.6 million, or 9.0%, compared to the same periods in 2011. The decreases during the three and nine months ended September 30, 2012 were primarily due to decreases in the net gain on securities transactions, interchange and debit card transaction fees and service charges on deposit accounts partly offset by increases in insurance commissions and fees, other charges, commissions and fees and other non-interest income. See the analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for the three months and nine months ended September 30, 2012 increased $5.9 million, or 5.1%, and increased $14.1 million, or 4.1%, compared to the same periods in 2011. The increase during the three months ended September 30, 2012 was primarily related to increases in salaries and wages, employee benefits, occupancy expense and furniture and equipment expense. The increase during the nine months ended September 30, 2012 was primarily related to increases in salaries and wages, employee benefits, furniture and equipment expense, other non-interest expense and occupancy expense partly offset by a decrease in deposit insurance expense. The increases in salaries and wages were primarily related to normal annual merit and market increases and increased commissions related to higher insurance revenues partly offset by a decrease in stock-based compensation expense and an increase in cost deferrals related to lending activity. The increases in employee benefits expense were primarily related to increases in expenses related to the Corporation’s defined benefit retirement plans and medical expense partly offset, during the nine months ended September 30, 2012, by a decrease in expense related to the Corporation’s 401(k) and profit sharing plans. The increases in furniture and equipment expense were due to increases in software maintenance, service contract expenses and software amortization. The increases in net occupancy expense were due to increases in lease expense, depreciation expense related to leasehold improvements and building maintenance and repair expense. The increase in other non-interest expense during the nine months ended September 30, 2012 was related to increases in advertising/promotions expense, professional services expense, travel/meals and entertainment and amortization of net deferred costs related to loan commitments, among other things, as well as increases in overhead cost allocations. The decrease in deposit insurance expense during the nine months ended September 30, 2012 was primarily related to a change in the deposit insurance assessment base and a change in the method by which the assessment rate is determined for large financial institutions which became effective on April 1, 2011. See the analysis of these items included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $10.0 million and $31.6 million during the three and nine months ended September 30, 2012 and $9.6 million and $28.1 million during the three and nine months ended September 30, 2011. The increases in commission revenues were primarily related to increases in employee benefit commissions and fees, which were partly related to the acquisitions of Clark Benefits Group during the second quarter of 2011 and Stone Partners, Inc. (“Stone”) during the first quarter of 2012. See the analysis of insurance commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion. Frost Insurance Agency also had consulting revenues totaling $364 thousand and $1.2 million during the three and nine months ended September 30, 2012. Consulting revenues are reported as a component of other charges, commissions and fees and were primarily related to the acquisition of Stone.

Income tax expense for the three and nine months ended September 30, 2012 decreased $7.1 million, or 29.6%, and $2.2 million, or 4.4%, compared to the same periods in 2011. The decreases were primarily due to the correction, during the third quarter of 2011, of an under-accrual of taxes that resulted from incorrectly deducting premium amortization on municipal securities for federal income tax purposes since 2008. See the analysis of these items included in the section captioned “Income Taxes” included elsewhere in this discussion.

Frost Wealth Advisors

Net income for the three and nine months ended September 30, 2012 increased $602 thousand, or 22.3% and $3.6 million, or 49.6%, compared to the same periods in 2011. The increase during the three months ended September 30, 2012 was primarily due to a $980 thousand increase in non-interest income and a $472 thousand increase in net interest income partly offset by a $525 thousand increase in non-interest expense and a $324 thousand increase in income tax expense. The increase during the nine months ended September 30, 2012 was primarily due to a $2.6 million increase in non-interest income, a $1.7 million increase in net interest income and a $1.2 million decrease in non-interest expense partly offset by a $1.9 million increase in income tax expense.

Net interest income for the three and nine months ended September 30, 2012 increased $472 thousand, or 29.8%, and $1.7 million, or 38.4%, compared to the same periods in 2011. The increase in net interest income was due to an increase in the average volume of funds provided due to an increase in the average volume of Frost Wealth Advisor’s repurchase agreements combined with an increase in the funds transfer price received for providing those funds.

Non-interest income for the three and nine months ended September 30, 2012 increased $980 thousand, or 4.3%, and $2.6 million, or 3.8%, compared to the same periods in 2011. The increases during the three and nine months ended September 30, 2012 were primarily due to increases in trust and investment management fees (up $1.2 million during the three months ended September 30, 2012 and $3.5 million during the nine months ended September 30, 2012) partly offset by decreases in other charges, commissions and fees (down $177 thousand during the three months ended September 30, 2012 and $781 thousand during the nine months ended September 30, 2012).

Trust and investment management fee income is the most significant income component for Frost Wealth Advisors. Investment fees are the most significant component of trust and investment management fees, making up approximately 66% of total trust and investment management fees for the first nine months of 2012. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. The increase in trust and investment management fee income during the three months ended September 30, 2012 compared to the same period in 2011 was primarily the result of an increase in trust investment fees, custody fees and securities lending income. The increase in trust and investment management fee income during the nine months ended September 30, 2012 compared to the same period in 2011 was primarily the result of an increase in trust investment fees, oil and gas trust management fees, custody fees, securities lending income, estate fees and mutual fund management fees. See the analysis of trust and investment management fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

The decreases in other charges, commissions and fees during the three and nine months ended September 30, 2012 compared to the same periods in 2011 were primarily due to decreases in income related to the sale of annuities.

Non-interest expense for the three and nine months ended September 30, 2012 increased $525 thousand, or 2.6%, and decreased $1.2 million, or 2.0%, compared to the same periods in 2011. The increase during the three months ended September 30, 2012 was primarily due to increases in salaries and wages and employee benefits (up $753 thousand on a combined basis). The decrease during the nine months ended September 30, 2012 was primarily due to a decrease in other non-interest expense (down $2.2 million) partly offset by increases in salaries and wages and employee benefits (up $923 thousand on a combined basis). The decrease in other non-interest expense was related to decreases in various overhead cost allocations as well as decreases in sundry losses from various miscellaneous items, professional services expense and sub-advisor investment management fees related to Frost Investment Advisors, LLC, among other things.

Non-Banks

The net loss for the Non-Banks operating segment for the three and nine months ended September 30, 2012 decreased $179 thousand, or 10.6%, and $1.7 million, or 27.8%, respectively, compared to the same periods in 2011. The decrease in the net loss during the three months ended September 30, 2012 was primarily due to a $1.2 million decrease in net interest expense partly offset by a $575 thousand increase in non-interest expense, a $249 thousand decrease in non-interest income and a $182 thousand decrease in the net income tax benefit. The decrease in the net loss during the nine months ended September 30, 2012 was primarily due to a $2.9 million decrease in net interest expense and a $1.5 million increase in non-interest income partly offset by a $1.8 million increase in non-interest expense and a $946 thousand decrease in the net income tax benefit. The decreases in net interest expense were related to a decrease in the interest rate paid on the Corporation’s $100 million fixed-to-floating rate subordinated notes, which changed to a floating interest rate during the first quarter of 2012. The increase in non-interest income during the nine months ended September 30, 2012 was primarily related to increased mineral interest income related to bonus, rental and shut-in payments and oil and gas royalties received from severed mineral interests on property owned by Main Plaza Corporation, a wholly-owned non-banking subsidiary of the Corporation. The increases in non-interest expense were partly related to non-recurring write-downs of certain equipment assets totaling $700 thousand in the second quarter of 2012 and $302 thousand in the third quarter of 2012.

Income Taxes

The Corporation recognized income tax expense of $17.1 million and $50.6 million, for an effective tax rate of 22.5% and 22.2% for the three and nine months ended September 30, 2012 compared to $23.7 million and $50.0 million, for an effective tax rate of 30.3% and 23.6% for the three and nine months ended September 30, 2011. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies. The higher effective tax rate for the three and nine months ended September 30, 2011 was primarily due to the correction, during the third quarter of 2011, of an under-accrual of taxes that resulted from incorrectly deducting premium amortization on municipal securities for federal income tax purposes since 2008. As a result, the Corporation recognized additional income tax expense totaling $4.3 million, which included interest and penalties, related to the 2010, 2009 and 2008 tax years. Additionally, income tax expense for the third quarter of 2011 also included an accrual of $1.7 million related to premium amortization on municipal securities for the first and second quarters of 2011. Excluding the effect of the correction related to prior year amounts, the Corporation’s effective tax rate would have been 21.5% for the nine months ended September 30, 2011.

Average Balance Sheet

Average assets totaled $20.4 billion for the nine months ended September 30, 2012 representing an increase of $2.2 billion, or 12.2%, compared to average assets for the same period in 2011. The increase was primarily reflected in earning assets, which increased $2.2 billion, or 13.5%, during the first nine months of 2012 compared to the first nine months of 2011. The increase in earning assets was primarily due to a $3.1 billion increase in average securities and a $253.0 million increase in average loans partly offset by a $1.1 billion decrease in average interest-bearing deposits and federal funds sold and resale agreements. The growth in average interest-earning assets was primarily funded by an increase in deposits. Total deposits averaged $16.9 billion for the first nine months of 2012, increasing $2.0 billion, or 13.4%, compared to the same period in 2011. Average interest-bearing accounts totaled 59.8% and 62.9% of average total deposits during the first nine months of 2012 and 2011, respectively.

Loans

Loans were as follows as of the dates indicated:

	September 30, 2012	Percentage of Total	June 30, 2012	December 31, 2011	September 30, 2011
Commercial and industrial:
Commercial	$4,055,807	46.0%	$3,911,502	$3,553,989	$3,571,807
Leases	247,210	2.8	236,891	193,412	184,614
Asset-based	183,284	2.1	161,496	169,466	175,120

Total commercial and industrial	4,486,301	50.9	4,309,889	3,916,867	3,931,541

Commercial real estate:
Commercial mortgages	2,455,488	27.9	2,396,609	2,383,479	2,370,871
Construction	584,207	6.6	538,681	434,870	508,182
Land	210,440	2.4	184,612	202,478	214,436

Total commercial real estate	3,250,135	36.9	3,119,902	3,020,827	3,093,489

Consumer real estate:
Home equity loans	295,735	3.4	288,917	282,244	277,284
Home equity lines of credit	188,993	2.1	189,910	191,960	190,958
1-4 family residential mortgages	39,836	0.4	39,006	45,943	47,455
Construction	18,057	0.2	19,498	17,544	17,965
Other	225,861	2.6	224,729	225,118	233,053

Total consumer real estate	768,482	8.7	762,060	762,809	766,715

Total real estate	4,018,617	45.6	3,881,962	3,783,636	3,860,204

Consumer and other:
Consumer installment	311,898	3.5	306,130	301,518	299,417
Other	13,694	0.2	10,873	11,018	14,926

Total consumer and other	325,592	3.7	317,003	312,536	314,343

Unearned discounts	(19,470)	(0.2)	(19,091)	(17,910)	(16,511)

Total loans	$8,811,040	100.0%	$8,489,763	$7,995,129	$8,089,577

Loans increased $815.9 million, or 10.2%, compared to December 31, 2011. The majority of the Corporation’s loan portfolio is comprised of commercial and industrial loans and real estate loans. Commercial and industrial loans made up 50.9% and 49.0% of total loans at September 30, 2012 and December 31, 2011, respectively while real estate loans made up 45.6% and 47.3% of total loans, respectively, at those dates. Real estate loans include both commercial and consumer balances.

Commercial and industrial loans increased $569.4 million, or 14.5%, during the first nine months of 2012. The Corporation’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Corporation’s loan policy guidelines. The commercial and industrial loan portfolio also includes the commercial lease and asset-based lending portfolios as well as purchased shared national credits (“SNC”s) which are discussed in more detail below.

Purchased shared national credits are participations purchased from upstream financial organizations and tend to be larger in size than the Corporation’s originated portfolio. The Corporation’s purchased SNC portfolio totaled $712.5 million at September 30, 2012, increasing $175.1 million, or 32.6%, from $537.4 million at December 31, 2011. At September 30, 2012, 67.9% of outstanding purchased SNCs was related to the energy industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the commercial and industrial portfolio, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of the Corporation’s customers. As a matter of policy, the Corporation generally only participates in SNCs for companies headquartered in or which have significant operations within the Corporation’s market areas. In addition, the Corporation must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.

Real estate loans increased $235.0 million, or 6.2%, during the first nine months of 2012. Real estate loans include both commercial and consumer balances. Commercial real estate loans totaled $3.3 billion at September 30, 2012 and represented 80.9% of total real estate loans. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. The Corporation’s primary focus for its commercial real estate portfolio has been growth in loans secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan.

The consumer loan portfolio, including all consumer real estate, increased $16.1 million, or 1.5%, from December 31, 2011. As the following table illustrates, the consumer loan portfolio has two distinct segments, including consumer real estate and consumer installment.

	September 30, 2012	June 30, 2012	December 31, 2011	September 30, 2011
Consumer real estate:
Home equity loans	$295,735	$288,917	$282,244	$277,284
Home equity lines of credit	188,993	189,910	191,960	190,958
1-4 family residential mortgages	39,836	39,006	45,943	47,455
Construction	18,057	19,498	17,544	17,965
Other	225,861	224,729	225,118	233,053

Total consumer real estate	768,482	762,060	762,809	766,715
Consumer installment	311,898	306,130	301,518	299,417

Total consumer loans	$1,080,380	$1,068,190	$1,064,327	$1,066,132

Consumer real estate loans, increased $5.7 million, or 0.7%, from December 31, 2011. Combined, home equity loans and lines of credit made up 63.1% and 62.2% of the consumer real estate loan total at September 30, 2012 and December 31, 2011, respectively. The Corporation offers home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans. In general, the Corporation no longer originates 1-4 family mortgage loans, however, from time to time, the Corporation may invest in such loans to meet the needs of its customers.

The consumer installment loan portfolio primarily consists of automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents, and other similar types of credit facilities.

Non-Performing Assets

Non-performing assets and accruing past due loans are presented in the table below. All troubled debt restructurings are reported as non-accrual loans.

	September 30, 2012	June 30, 2012	December 31, 2011	September 30, 2011
Non-accrual loans:
Commercial and industrial	$52,819	$43,855	$43,874	$58,208
Commercial real estate	49,818	44,471	45,149	47,154
Consumer real estate	3,069	3,241	4,587	4,060
Consumer and other	701	688	728	756

Total non-accrual loans	106,407	92,255	94,338	110,178
Foreclosed assets:
Real estate	18,524	19,818	26,608	29,114
Other	—	—	—	—

Total foreclosed assets	18,524	19,818	26,608	29,114

Total non-performing assets	$124,931	$112,073	$120,946	$139,292

Ratio of non-performing assets to:
Total loans and foreclosed assets	1.41%	1.32%	1.51%	1.72%
Total assets	0.57	0.54	0.60	0.71
Accruing past due loans:
30 to 89 days past due	$30,780	$30,878	$42,463	$54,728
90 or more days past due	8,450	12,824	17,417	17,682

Total accruing past due loans	$39,230	$43,702	$59,880	$72,410

Ratio of accruing past due loans to total loans:
30 to 89 days past due	0.35%	0.36%	0.53%	0.68%
90 or more days past due	0.10	0.15	0.22	0.22

Total accruing past due loans	0.45%	0.51%	0.75%	0.90%

Non-performing assets include non-accrual loans and foreclosed assets. Non-performing assets at September 30, 2012 increased $12.9 million from June 30, 2012 and $4.0 million from December 31, 2011 and decreased $14.4 million from September 30, 2011. In general, the level of non-performing assets during the comparable periods is reflective of weaker economic conditions which began in the latter part of 2008, although the Corporation has experienced decreases in the levels of classified assets in recent quarters. The increase in non-accrual loans during the third quarter of 2012 was primarily related to a single credit relationship totaling $28.2 million ($15.3 million commercial and industrial and $12.9 million commercial real estate). This credit relationship was previously reported as a potential problem loan. Non-accrual commercial and industrial loans included four credit relationships in excess of $5 million totaling $36.6 million at September 30, 2012 and two credit relationships in excess of $5 million totaling $17.3 million at December 31, 2011. Non-accrual real estate loans primarily consist of land development, 1-4 family residential construction credit relationships and loans secured by office buildings and religious facilities. Non-accrual commercial real estate loans included two credit relationship in excess of $5 million totaling $18.5 million at September 30, 2012 and one credit relationship in excess of $5 million totaling $5.8 million at December 31, 2011.

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

Foreclosed assets represent property acquired as the result of borrower defaults on loans. Foreclosed assets are recorded at estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for loan losses. Regulatory guidelines require the Corporation to reevaluate the fair value of foreclosed assets on at least an annual basis. The Corporation’s policy is to comply with the regulatory guidelines. Write-downs are provided for subsequent declines in value and are included in other non-interest expense along with other expenses related to maintaining the properties. During 2012 and 2011, foreclosed assets, particularly among certain classes of property (primarily land), experienced significant deterioration in fair values as a result of the prevailing weaker economic conditions. Write-downs of foreclosed assets totaled $1.5 million and $2.2 million, during the nine months ended September 30, 2012 and 2011, respectively. There were no significant concentrations of any properties, to which the aforementioned write-downs relate, in any single geographic region.

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At September 30, 2012 and December 31, 2011, the Corporation had $10.8 million and $42.6 million in loans of this type which are not included in either of the non-accrual or 90 days past due loan categories. At September 30, 2012, potential problem loans consisted of 6 credit relationships. Of the total outstanding balance at September 30, 2012, 27.3% related to a customer in the broadcasting industry, 25.7% related to two customers with commercial real estate properties and 19.4% related to a customer in manufacturing. Weakness in these companies’ operating performance has caused the Corporation to heighten the attention given to these credits.

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

	September 30, 2012	June 30, 2012	December 31, 2011	September 30, 2011
Commercial and industrial	$51,542	$53,475	$42,774	$46,885
Commercial real estate	27,641	27,631	20,912	20,812
Consumer real estate	5,394	5,235	3,540	3,446
Consumer and other	3,902	3,649	12,635	12,807
Unallocated	16,922	15,658	30,286	31,483

Total	$105,401	$105,648	$110,147	$115,433

As of September 30, 2012, the reserve allocated to commercial and industrial loans increased $8.8 million compared to December 31, 2011 and $4.7 million compared to September 30, 2011. As of September 30, 2012, the reserve allocated to commercial and industrial loans included $5.7 million related to certain general valuation allowances that were previously reported as components of the unallocated portion of the allowance for loan losses (see Note 3 – Loans for details). Excluding the impact of this reclassification of certain general valuation allowances, the reserve allocated to commercial and industrial loans at September 30, 2012 increased $3.1 million from December 31, 2011, which was primarily related to an increase in historical valuation allowances due to an increase in the volume of non-classified commercial and industrial loans, an increase in allocations for specific loans, an increase in the allocation for distressed industries and an increase in the environmental risk adjustment partly offset by a decrease in classified loans. Excluding the impact of the aforementioned $5.7 million reclassification of certain general valuation allowances, the reserve allocated to commercial and industrial loans at September 30, 2012 decreased $1.0 million from September 30, 2011. This decrease was primarily related to a decrease in classified loans and a decrease in allocations for specific loans partly offset by the allocation for distressed industries, which was not a part of the Corporation’s allowance for loan loss methodology as of September 30, 2011, and an increase in historical valuation allowances due to an increase in the volume of non-classified commercial and industrial loans. Classified commercial and industrial loans (loans having a risk grade of 11, 12 or 13) totaled $117.0 million at September 30, 2012 compared to $139.2 million at December 31, 2011 and $182.4 million at September 30, 2011. Specific allocations of the allowance for loan losses related to commercial and industrial loans totaled $4.1 million at September 30, 2012 compared to $2.7 million at December 31, 2011 and $6.9 million at September 30, 2011. The environmental adjustment factor resulted in additional general valuation allowances for commercial and industrial loans totaling $6.0 million at September 30, 2012, $5.7 million at December 31, 2011 and $6.0 million at September 30, 2011. Although the environmental risk adjustment factor at September 30, 2012 decreased compared to December 31, 2011 and September 30, 2011, the dollar amount of the environmental risk adjustment increased compared to December 31, 2011 and was flat compared to September 30, 2011 as a result of an increase in the volume of non-classified commercial and industrial loans. The distressed industries allocation related to commercial and industrial loans totaled $5.0 million at September 30, 2012 and $4.1 million at December 31, 2011. As more fully discussed in Note 3 – Loans in the accompanying notes to consolidated financial statements, the distressed industries allocation was added to the Corporation’s methodology for the determination of reserves allocated to specific loan portfolio segments in the fourth quarter of 2011.

As of September 30, 2012, the reserve allocated to commercial real estate loans increased $6.7 million compared to December 31, 2011 and $6.8 million compared to September 30, 2011. As of September 30, 2012, the reserve allocated to commercial real estate loans included $6.5 million related to certain general valuation allowances that were previously reported as components of the unallocated portion of the allowance for loan losses (see Note 3 – Loans for details). Excluding the impact of this reclassification of certain general valuation allowances, the reserve allocated to commercial real estate loans at September 30, 2012 did not significantly fluctuate compared to December 31, 2011 as an increase in historical valuation allowances due to an increase in the volume of non-classified commercial real estate loans and an increase in the allocation for distressed industries were mostly offset by the effect of a decrease in classified loans and a decrease in allocations for specific loans. Excluding the impact of the aforementioned $6.5 million reclassification of certain general valuation allowances, the reserve allocated to commercial real estate loans at September 30, 2012 did not significantly fluctuate compared to September 30, 2011 as an increase in the allocation for distressed industries, which was not a part of the Corporation’s allowance for loan loss methodology as of September 30, 2011, and an increase in historical valuation allowances due to an increase in the volume of non-classified commercial real estate loans were mostly offset by the effect of a decrease in classified loans and decreases in allocations for specific loans and the environmental risk adjustment. The allowance allocated to commercial real estate loans at September 30, 2012 was also impacted by a decrease in the historical loss allocation factors applied to certain categories of non-classified and classified commercial real estate loans compared to the historical loss allocation factors used in 2011. Classified commercial real estate loans totaled $136.6 million at September 30, 2012 compared to $180.0 million at December 31, 2011 and $172.1 million at September 30, 2011. Specific allocations of the allowance for loan losses related to commercial real estate loans totaled $823 thousand at September 30, 2012, $1.1 million at December 31, 2011 and $1.3 million at September 30, 2011. The environmental adjustment factor resulted in additional general valuation allowances for commercial real estate loans totaling $3.7 million at both September 30, 2012 and December 31, 2011 and $4.0 million at September 30, 2011. Although the environmental risk adjustment factor at September 30, 2012 decreased compared to December 31, 2011, the dollar amount of the environmental risk adjustment was flat compared to December 31, 2011 as a result of an increase in the volume of non-classified commercial real estate loans. The distressed industries allocation related to commercial real estate loans totaled $1.2 million at September 30, 2012 and $922 thousand at December 31, 2011.

The reserve allocated to consumer real estate loans at September 30, 2012 increased $1.9 million compared to both December 31, 2011 and September 30, 2011. As of September 30, 2012, the reserve allocated to consumer real estate loans included $1.7 million related to certain general valuation allowances that were previously reported as components of the unallocated portion of the allowance for loan losses (see Note 3 – Loans for details). Excluding the impact of this reclassification of certain general valuation allowances, the reserve allocated to consumer real estate loans at September 30, 2012 did not significantly fluctuate compared to both December 31, 2011 and September 30, 2011 as the impact of increases in historical valuation allowances due to an increase in the volume of non-classified consumer real estate loans combined with the effect of an increase in the historical loss allocation factor applied to pass-grade loans at September 30, 2012 compared to the historical loss allocation factors used in 2011 were partly offset by the effect of decreases in certain categories of classified loans, the effect of decreases in the historical loss allocation factors applied to certain categories of classified loans and special mention grade loans at September 30, 2012 compared to the historical loss allocation factors used in 2011, a decrease in allocations for specific loans compared to December 31, 2011 and a decrease in the environmental risk adjustment compared to September 30, 2011.

The reserve allocated to consumer and other loans at September 30, 2012 decreased $8.7 million compared to December 31, 2011 and $8.9 million compared to September 30, 2011. As of September 30, 2012, the reserve allocated to consumer and other loans included a reduction of $5.5 million related to certain general valuation allowances that were previously reported as components of the unallocated portion of the allowance for loan losses (see Note 3 – Loans for details). Excluding the impact of this reclassification of certain general valuation allowances, the reserve allocated to consumer and other loans at September 30, 2012 decreased $3.2 million compared to December 31, 2011 and $3.4 million compared to September 30, 2011. The decreases were primarily related to a decrease in the historical loss allocation factor applied to consumer and other loans combined with a decrease in the environmental risk adjustment factor partly offset by the effect of an increase in the volume of consumer and other loans.

The unallocated portion of the allowance for loan losses represents certain general valuation allowances that are not allocated to specific loan portfolio segments. See Note 3 – Loans in the accompanying notes to consolidated financial statements for information regarding the components of the unallocated portion of the allowance. The unallocated portion of the allowance for loan losses at September 30, 2012 decreased $13.4 million compared to December 31, 2011 and $14.6 million compared to September 30, 2011. Excluding certain general valuation allowances that were reclassified to specific loan portfolio segments, as discussed above, the unallocated portion of the allowance for loan losses at September 30, 2012 would have decreased $4.6 million compared to December 31, 2011 and $9.6 million compared to September 30, 2011 primarily due to decreases in the allocation for general macroeconomic risk (down $4.8 million and $9.5 million at September 30, 2012 compared to December 31, 2011 and September 30, 2011, respectively). The decrease in the allocation for general macroeconomic risk is reflective of improving trends in certain components of the Texas Leading Index and an improved outlook on the credit quality of the Corporation’s loan portfolio.

Aggregated components of the Corporation’s overall general valuation allowance (those allocated amongst the various loan portfolio segments and the unallocated portion of the allowance for loan losses) with significant fluctuations at September 30, 2012 compared to December 31, 2011 and September 30, 2011 included allocations for excessive industry concentrations (down $297 thousand and up $4.7 million, in aggregate, at September 30, 2012 compared to December 31, 2011 and September 30, 2011, respectively), the adjustment for recoveries (up $690 thousand and $1.8 million, in aggregate, at September 30, 2012 compared to December 31, 2011 and September 30, 2011, respectively), allocations for highly-leveraged credit relationships (up $1.2 million and $948 thousand, in aggregate, at September 30, 2012 compared to December 31, 2011 and September 30, 2011, respectively), and allocations for loans that did not undergo a separate, independent concurrence review during the underwriting process (down $796 thousand and $805 thousand, in aggregate, at September 30, 2012 compared to December 31, 2011 and September 30, 2011, respectively). The increase in the aggregate allocation for excessive industry concentrations at September 30, 2012 compared to September 30, 2011 was partly related to new industry concentrations that were not considered to be excessive industry concentrations in 2011. The increase in the aggregate adjustment for recoveries reflects the recent trend of higher recoveries, primarily due to the higher level of charge-offs in recent years. The increase in the aggregate allocation for highly-leveraged transactions was primarily related to an increase in the volume of such loans. The decrease in the aggregate allocation for loans that did not undergo a separate, independent concurrence review during the underwriting process was primarily related to a decrease in the volume of such loans.

Activity in the allowance for loan losses is presented in the following table.

	Three Months Ended			Nine Months Ended
	September 30, 2012	June 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Balance at beginning of period	$105,648	$107,181	$122,741	$110,147	$126,316

Provision for loan losses	2,500	2,355	9,010	5,955	27,445

Charge-offs:
Commercial and industrial	(5,837)	(4,474)	(15,085)	(13,323)	(28,258)
Commercial real estate	(520)	(353)	(1,689)	(3,715)	(10,261)
Consumer real estate	(209)	(606)	(834)	(1,104)	(2,113)
Consumer and other	(2,391)	(2,229)	(2,359)	(6,605)	(7,058)

Total charge-offs	(8,957)	(7,662)	(19,967)	(24,747)	(47,690)

Recoveries:
Commercial and industrial	1,181	1,294	1,484	3,816	3,109
Commercial real estate	3,212	858	406	4,562	1,099
Consumer real estate	53	87	84	663	471
Consumer and other	1,764	1,535	1,675	5,005	4,683

Total recoveries	6,210	3,774	3,649	14,046	9,362

Net charge-offs	(2,747)	(3,888)	(16,318)	(10,701)	(38,328)

Balance at end of period	$105,401	$105,648	$115,433	$105,401	$115,433

Ratio of allowance for loan losses to:
Total loans	1.20%	1.24%	1.43%	1.20%	1.43%
Non-accrual loans	99.05	114.52	104.77	99.05	104.77

Ratio of annualized net charge-offs to average total loans	0.13	0.19	0.81	0.17	0.64

The provision for loan losses decreased $6.5 million, or 72.3%, during the three months ended September 30, 2012 and decreased $21.5 million, or 78.3%, during the nine months ended September 30, 2012 compared to the same periods in 2011. The level of the provision for loan losses during 2012 is reflective of the decreasing trend in classified loans and a decrease in net charge-offs. Net charge-offs during the three months ended September 30, 2012 decreased $13.6 million while net charge-offs during the nine months ended September 30, 2012 decreased $27.6 million, compared in each case, to the same periods in 2011. The overall trend in net charge-offs reflects the continued improvement in the level of classified loans. Net charge-offs for the third quarter of 2012 decreased $1.1 million compared to the second quarter of 2012. The provision for loan losses increased $145 thousand during the third quarter of 2012 compared to the second quarter of 2012, in part due to an increase in the overall volume of loans. The Corporation expects the level of net charge-offs to continue to trend downward as the overall credit quality of the loan portfolio continues to improve. The ratio of the allowance for loan losses to total loans decreased 18 basis points from 1.38% at December 31, 2011 to 1.20% at September 30, 2012. Management believes the recorded amount of the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, the Corporation’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

Capital and Liquidity

Capital. Shareholders’ equity totaled $2.4 billion at September 30, 2012, $2.3 billion at December 31, 2011 and $2.2 billion at September 30, 2011. In addition to net income of $177.8 million, other changes in shareholders’ equity during the first nine months of 2012 included $87.3 million of dividends paid, other comprehensive income, net of tax, of $27.0 million, $10.1 million in proceeds from stock option exercises and the related net tax deficiency of $425 thousand and $7.9 million related to stock-based compensation.

The accumulated other comprehensive income/loss component of shareholders’ equity totaled a net, after-tax, unrealized gain of $274.7 million at September 30, 2012 compared to a net, after-tax, unrealized gain of $247.7 million at December 31, 2011. During the first nine months of 2012, a $41.0 million net after-tax increase in the accumulated net unrealized gain on securities available for sale and a $2.7 million net after-tax decrease in the accumulated net actuarial loss on defined-benefit post-retirement benefit plans was partly offset by a $16.7 million net after-tax decrease in the accumulated net gain on effective cash flow hedges. Under current regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to securities available for sale, effective cash flow hedges and defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. See Note 7 - Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.

The Corporation paid quarterly dividends of $0.46, $0.48 and $0.48 per common share during the first, second and third quarters of 2012 and quarterly dividends of $0.45, $0.46 and $0.46 per common share during the first, second and third quarters of 2011. This equates to a dividend payout ratio of 46.3%, 50.8% and 50.3% during the first, second and third quarters of 2012 and 53.1%, 50.7% and 51.7% during the first, second and third quarters of 2011.

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

Capital Proposals. In June 2012, the Corporation’s primary federal regulator, the Federal Reserve, published two notices of proposed rulemaking (the “2012 Capital Proposals”) that would substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including Cullen/Frost and Frost Bank, compared to the current U.S. risk-based capital rules, which are based on the international capital accords of the Basel Committee on Banking Supervision (the “Basel Committee”) generally referred to as “Basel I.” One of the 2012 Capital Proposals (the “Basel III Proposal”) deals with the components of capital and other issues affecting the numerator in banking institutions’ regulatory capital ratios and would implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards. The other proposal (the “Standardized Approach Proposal”) deals with risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and would replace the existing Basel I-derived risk-weighting approach with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. The 2012 Capital Proposals would also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. As proposed, the Basel III Proposal and the Standardized Approach Proposal would come into effect on January 1, 2013 (subject to a phase-in period) and January 1, 2015 (with an option for early adoption), respectively.

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

With respect to Frost Bank, the Basel III Proposal would also revise the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, by (i) introducing a Common Equity Tier 1 (“CET1”) ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be well capitalized.

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

•

Providing for a risk weight, generally not less than 20% with certain exceptions, for securities lending transactions based on the risk weight category of the underlying collateral securing the transaction.

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

Management believes that, as of September 30, 2012, Cullen/Frost and Frost Bank would meet all capital adequacy requirements under the Basel III and Standardized Approach Proposals on a fully phased-in basis if such requirements were currently effective. There can be no guarantee that the Basel III and the Standardized Approach Proposals will be adopted in their current form, what changes may be made before adoption, or when ultimate adoption will occur.

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

The liquidity position of the Corporation is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in the Corporation’s asset/liability management process. The Corporation regularly models liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into the Corporation’s contingency funding plan, which provides the basis for the identification of the Corporation’s liquidity needs. As of September 30, 2012, management is not aware of any events that are reasonably likely to have a material adverse effect on the Corporation’s liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity, including the Basel III liquidity framework, which, if implemented, would have a material adverse effect on the Corporation.

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

Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 7 - Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At September 30, 2012, Cullen/Frost had liquid assets, including cash and resell agreements, totaling $221.7 million, which included $4.4 million in cash collateral on deposit with other financial institution counterparties to interest rate swap transactions.

Accounting Standards Updates

See Note 16 - Accounting Standards Updates in the accompanying notes to consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on the Corporation’s financial statements.

Consolidated Average Balance Sheets and Interest Income Analysis - Year-to-Date

(Dollars in thousands—taxable-equivalent basis)

	September 30, 2012			September 30, 2011
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$1,379,857	$2,948	0.29%	$2,488,736	$4,454	0.24%
Federal funds sold and resell agreements	24,310	75	0.41	14,662	44	0.40
Securities:
Taxable	6,609,862	102,556	2.13	3,671,698	92,942	3.50
Tax-exempt	2,306,217	109,069	6.85	2,174,072	110,117	6.98

Total securities	8,916,079	211,625	3.31	5,845,770	203,059	4.80
Loans, net of unearned discounts	8,318,783	301,736	4.85	8,065,806	302,220	5.01

Total Earning Assets and Average Rate Earned	18,639,029	516,384	3.78	16,414,974	509,777	4.20
Cash and due from banks	560,471			614,113
Allowance for loan losses	(108,887)			(124,540)
Premises and equipment, net	322,379			316,421
Accrued interest and other assets	1,033,033			1,007,915

Total Assets	$20,446,025			$18,228,883

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$6,083,552			$4,928,636
Correspondent banks	325,819			324,247
Public funds	388,380			288,478

Total non-interest-bearing demand deposits	6,797,751			5,541,361
Interest-bearing deposits:
Private accounts
Savings and interest checking	2,944,602	1,239	0.06	2,488,906	1,683	0.09
Money market deposit accounts	5,751,364	9,105	0.21	5,330,493	11,045	0.28
Time accounts	1,032,779	2,917	0.38	1,141,042	3,912	0.46
Public funds	385,042	456	0.16	415,331	563	0.18

Total interest-bearing deposits	10,113,787	13,717	0.18	9,375,772	17,203	0.25

Total deposits	16,911,538			14,917,133
Federal funds purchased and repurchase agreements	619,185	105	0.02	579,813	277	0.06
Junior subordinated deferrable interest debentures	123,712	5,096	5.49	123,712	5,073	5.47
Subordinated notes payable and other notes	100,000	1,445	1.93	216,484	10,497	6.47
Federal Home Loan Bank advances	18	1	6.00	37	2	6.00

Total Interest-Bearing Funds and Average Rate Paid	10,956,702	20,364	0.25	10,295,818	33,052	0.43

Accrued interest and other liabilities	339,090			248,535

Total Liabilities	18,093,543			16,085,714
Shareholders’ Equity	2,352,482			2,143,169

Total Liabilities and Shareholders’ Equity	$20,446,025			$18,228,883

Net interest income		$496,020			$476,725

Net interest spread			3.53%			3.77%

Net interest income to total average earning assets			3.63%			3.93%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis-By-Quarter

(Dollars in thousands - taxable-equivalent basis)

	September 30, 2012			June 30, 2012
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$1,655,297	$1,115	0.27%	$1,380,380	$903	0.26%
Federal funds sold and resell agreements	25,852	27	0.41	33,039	33	0.40
Securities:
Taxable	6,460,229	32,091	2.05	6,705,624	34,399	2.11
Tax-exempt	2,441,874	37,606	6.69	2,218,519	35,440	6.94

Total securities	8,902,103	69,697	3.28	8,924,143	69,839	3.27
Loans, net of unearned discounts	8,635,181	103,129	4.75	8,267,721	99,776	4.85

Total Earning Assets and Average Rate Earned	19,218,433	173,968	3.68	18,605,283	170,551	3.75
Cash and due from banks	551,711			551,863
Allowance for loan losses	(107,195)			(107,697)
Premises and equipment, net	319,997			324,350
Accrued interest and other assets	1,026,898			1,027,443

Total Assets	$21,009,844			$20,401,242

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$6,486,325			$6,116,737
Correspondent banks	324,034			323,003
Public funds	350,731			389,461

Total non-interest-bearing demand deposits	7,161,090			6,829,201
Interest-bearing deposits:
Private accounts
Savings and interest checking	3,034,198	398	0.05	2,944,130	416	0.06
Money market deposit accounts	5,853,895	3,116	0.21	5,716,406	3,020	0.21
Time accounts	1,024,817	932	0.36	1,028,597	959	0.37
Public funds	375,937	152	0.16	363,332	152	0.17

Total interest-bearing deposits	10,288,847	4,598	0.18	10,052,465	4,547	0.18

Total deposits	17,449,937			16,881,666
Federal funds purchased and repurchase agreements	603,313	37	0.02	621,114	34	0.02
Junior subordinated deferrable interest debentures	123,712	1,711	5.53	123,712	1,711	5.53
Subordinated notes payable and other notes	100,000	281	1.12	100,000	287	1.15
Federal Home Loan Bank advances	14	—	6.00	18	—	6.00

Total Interest-Bearing Funds and Average Rate Paid	11,115,886	6,627	0.24	10,897,309	6,579	0.24

Accrued interest and other liabilities	340,131			327,559

Total Liabilities	18,617,107			18,054,069
Shareholders’ Equity	2,392,737			2,347,173

Total Liabilities and Shareholders’ Equity	$21,009,844			$20,401,242

Net interest income		$167,341			$163,972

Net interest spread			3.44%			3.51%

Net interest income to total average earning assets			3.54%			3.61%

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

Consolidated Average Balance Sheets and Interest Income Analysis-By-Quarter

(Dollars in thousands - taxable-equivalent basis)

	September 30, 2011
	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$3,243,562	$1,811	0.22%
Federal funds sold and resell agreements	15,957	15	0.38
Securities:
Taxable	3,538,329	30,089	3.57
Tax-exempt	2,219,092	36,916	6.98

Total securities	5,757,421	67,005	4.88
Loans, net of unearned discounts	8,036,183	101,166	4.99

Total Earning Assets and Average Rate Earned	17,053,123	169,997	4.03
Cash and due from banks	582,192
Allowance for loan losses	(120,908)
Premises and equipment, net	318,443
Accrued interest and other assets	992,153

Total Assets	$18,825,003

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$5,232,235
Correspondent banks	319,471
Public funds	353,660

Total non-interest-bearing demand deposits	5,905,366
Interest-bearing deposits:
Private accounts
Savings and interest checking	2,527,855	430	0.07
Money market deposit accounts	5,501,921	3,498	0.25
Time accounts	1,122,534	1,211	0.43
Public funds	371,440	167	0.18

Total interest-bearing deposits	9,523,750	5,306	0.22

Total deposits	15,429,116
Federal funds purchased and repurchase agreements	645,794	63	0.04
Junior subordinated deferrable interest debentures	123,712	1,710	5.53
Subordinated notes payable and other notes	150,543	2,338	6.21
Federal Home Loan Bank advances	33	1	6.00

Total Interest-Bearing Funds and Average
Rate Paid	10,443,832	9,418	0.36

Accrued interest and other liabilities	267,016

Total Liabilities	16,616,214
Shareholders’ Equity	2,208,789

Total Liabilities and Shareholders’ Equity	$18,825,003

Net interest income		$160,579

Net interest spread			3.67%

Net interest income to total average earning assets			3.81%

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

For modeling purposes, as of September 30, 2012, the model simulations projected that 100 and 200 basis point increases in interest rates would result in negative variances in net interest income of 1.0% and 1.1%, respectively, relative to the base case over the next 12 months, while a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 1.7% relative to the base case over the next 12 months. The September 30, 2012 model simulations were impacted by the assumption, for modeling purposes, that the Corporation will begin to pay interest on demand deposits in the fourth quarter of 2012, as further discussed below. As of September 30, 2011, the model simulations projected that a 100 basis point increase in interest rates would result in a positive variance in net interest income of 0.4% and a 200 basis point increase in interest rates would result in negative variance in net interest income of 0.6% relative to the base case over the next 12 months, while a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 1.5% relative to the base case over the next 12 months. The likelihood of a decrease in interest rates beyond 25 basis points as of September 30, 2012 and 2011 was considered remote given prevailing interest rate levels.

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

As mentioned above, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) repealed the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. Although the ultimate impact of this legislation on the Corporation has not yet been determined, the Corporation may begin to incur interest costs associated with demand deposits in the future as market conditions warrant. If this were to occur, the Corporation’s balance sheet would likely become more liability sensitive. Because the interest rate that will ultimately be paid on these demand deposits depends upon a variety of factors, some of which are beyond the Corporation’s control, the Corporation assumed an aggressive pricing structure for the purposes of the model simulations discussed above with interest payments beginning in the fourth quarter of 2012. Should the actual interest rate paid on demand deposits be less than the rate assumed in the model simulations, or should the interest rate paid for such deposits become an administered rate with less direct correlation to movements in general market interest rates, the Corporation’s balance sheet could be less liability sensitive than the model simulations currently indicate.

As of September 30, 2012, the effects of a 200 basis point increase and a 25 basis point decrease in interest rates on the Corporation’s derivative holdings would not result in a significant variance in the Corporation’s net interest income.

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

The following table provides information with respect to purchases made by or on behalf of the Corporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation’s common stock during the three months ended September 30, 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
July 1, 2012 to July 31, 2012	—	$—	—	—
August 1, 2012 to August 31, 2012	—	—	—	—
September 1, 2012 to September 30, 2012	—	—	—	—

Total	—	$—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Corporation’s Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Corporation’s Chief Financial Officer

32.1+	Section 1350 Certification of the Corporation’s Chief Executive Officer

32.2+	Section 1350 Certification of the Corporation’s Chief Financial Officer

101	Interactive Data File
+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cullen/Frost Bankers, Inc.
(Registrant)

Date: October 24, 2012	By:	/s/ Phillip D. Green
Phillip D. Green
Group Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer, Principal Financial
Officer and Principal Accounting Officer)