Form 10-K
period 2012-12-31
CULLEN/FROST BANKERS, INC.
filed 2013-02-08
CIK 39263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

[ X ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:	December 31, 2012

Or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number:	001-13221

CULLEN/FROST BANKERS, INC.

(Exact name of registrant as specified in its charter)

Texas	74-1751768
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 W. Houston Street, San Antonio, Texas	78205
(Address of principal executive offices)	(Zip code)

(210) 220-4011

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 Par Value,	The New York Stock Exchange, Inc.
(Title of each class)	(Name of each exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes [    ]  No [ X ]

As of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by non-affiliates, based upon the closing price per share of the registrant’s common stock as reported on The New York Stock Exchange, Inc., was approximately $3.4 billion.

As of January 31, 2013, there were 61,514,814 shares of the registrant’s common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2013 Annual Meeting of Shareholders of Cullen/Frost Bankers, Inc. to be held on April 25, 2013 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

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

The Corporation

Cullen/Frost Bankers, Inc. (“Cullen/Frost”), a Texas business corporation incorporated in 1977, is a financial holding company and a bank holding company headquartered in San Antonio, Texas that provides, through its subsidiaries (collectively referred to as the “Corporation”), a broad array of products and services throughout numerous Texas markets. The Corporation offers commercial and consumer banking services, as well as trust and investment management, mutual funds, investment banking, insurance, brokerage, leasing, asset-based lending, treasury management and item processing services. At December 31, 2012, Cullen/Frost had consolidated total assets of $23.1 billion and was one of the largest independent bank holding companies headquartered in the State of Texas.

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

The Corporation’s operating objectives include expansion, diversification within its markets, growth of its fee-based income, and growth internally and through acquisitions of financial institutions, branches and financial services businesses. The Corporation generally seeks merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services. The Corporation regularly evaluates merger and acquisition opportunities and conducts due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of the Corporation’s tangible book value and net income per common share may occur in connection with any future transaction. During 2012, the Corporation acquired Stone Partners, Inc., a Houston-based human resources consulting firm that specializes in compensation, benefits and outsourcing services. During 2011, the Corporation acquired an insurance agency in the San Antonio market area, while no acquisitions were made during 2010. Neither of these acquisitions had a significant impact on the Corporation’s financial statements during their respective reporting periods.

The Corporation’s ability to engage in certain merger or acquisition transactions, whether or not any regulatory approval is required, will be dependent upon the Corporation’s bank regulators’ views at the time as to the capital levels, quality of management and overall condition of the Corporation and their assessment of a variety of other factors. Certain merger or acquisition transactions, including those involving the acquisition of a depository institution or the assumption of the deposits of any depository institution, require formal approval from various bank regulatory authorities, which will be subject to a variety of factors and considerations. See the section captioned “Supervision and Regulation” included elsewhere in this item for further discussion of these matters.

Although Cullen/Frost is a corporate entity, legally separate and distinct from its affiliates, bank holding companies such as Cullen/Frost are required to act as a source of financial strength for their subsidiary banks. The principal source of Cullen/Frost’s income is dividends from its subsidiaries. There are certain regulatory restrictions on the extent to which these subsidiaries can pay dividends or otherwise supply funds to Cullen/Frost. See the section captioned “Supervision and Regulation” included elsewhere in this item for further discussion of these matters.

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

Although the accounts of Trust II are not included in the Corporation’s consolidated financial statements, the $120.0 million in trust preferred securities issued by Trust II are included in the Tier 1 capital of Cullen/Frost for regulatory capital purposes. The aggregate amount of restricted core capital elements (which includes trust preferred securities, among other things) that may be included in the Tier 1 capital of most bank holding companies, including Cullen/Frost’s, is limited to 25% of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. The quantitative limits do not currently preclude the Corporation from including the $120.0 million in trust preferred securities in Tier 1 capital. As further discussed below, in June 2012, the Federal Reserve proposed new rules that would substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including Cullen/Frost and Frost Bank. Among other things, the proposed rules require the phase-out of certain hybrid securities, such as trust preferred securities, as Tier 1 capital in equal installments in each of the years from 2013 through 2016. Final rules have not yet been adopted, however, and the Basel III framework is therefore not yet applicable to Cullen/Frost or Frost Bank.

Frost Bank

Frost Bank, the principal operating subsidiary and sole banking subsidiary of Cullen/Frost, is primarily engaged in the business of commercial and consumer banking through more than 110 financial centers across Texas in the Austin, Corpus Christi, Dallas, Fort Worth, Houston, Rio Grande Valley and San Antonio regions. Frost Bank also operates approximately 1,100 automated-teller machines (“ATMs”) throughout the State of Texas, including over 600 ATMs operated in connection with a branding arrangement to be the exclusive cash-machine provider for Valero Corner Stores in Texas. Frost Bank was chartered as a national banking association in 1899, but its origin can be traced to a mercantile partnership organized in 1868. At December 31, 2012, Frost Bank had consolidated total assets of $23.1 billion and total deposits of $19.5 billion and was one of the largest commercial banks headquartered in the State of Texas.

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

♦

Correspondent Banking. Frost Bank acts as correspondent for approximately 332 financial institutions, which are primarily banks in Texas. These banks maintain deposits with Frost Bank, which offers them a full range of services including check clearing, transfer of funds, fixed income security services, and securities custody and clearance services.

♦

Trust Services. Frost Bank provides a wide range of trust, investment, agency and custodial services for individual and corporate clients. These services include the administration of estates and personal trusts, as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations. At December 31, 2012, the estimated fair value of trust assets was $26.2 billion, including managed assets of $10.9 billion and custody assets of $15.3 billion.

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

Tri–Frost Corporation

Tri-Frost Corporation is a wholly-owned subsidiary of Frost Bank that primarily holds securities for investment purposes and the receipt of cash flows related to principal and interest on the securities until such time that the securities mature.

Frost Securities, Inc.

Frost Securities, Inc. is a wholly owned subsidiary of The New Galveston Company that provides advisory and private equity services to middle market companies in Texas.

Main Plaza Corporation

Main Plaza Corporation is a wholly owned subsidiary of The New Galveston Company that occasionally makes loans to qualified borrowers. Loans are funded with current cash or borrowings against internal credit lines.

Other Subsidiaries

Cullen/Frost has various other subsidiaries that are not significant to the consolidated entity.

Operating Segments

Cullen/Frost’s operations are managed along two reportable operating segments consisting of Banking and Frost Wealth Advisors. See the sections captioned “Results of Segment Operations” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 17 - Operating Segments in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which are located elsewhere in this report.

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

Significant elements of the laws and regulations applicable to Cullen/Frost and its subsidiaries are described below. The description is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described. Also, such statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to Cullen/Frost and its subsidiaries could have a material effect on the business, financial condition and results of operations of the Corporation.

Regulatory Reforms

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or “Dodd-Frank”), which was enacted in July 2010, significantly restructures the financial regulatory regime in the United States. Although the Dodd-Frank Act’s provisions that have received the most public attention generally have been those applying to or more likely to affect larger institutions such as bank holding companies with total consolidated assets of $50 billion or more, it contains numerous other provisions that affect all bank holding companies and banks, including the Corporation and Frost Bank, some of which are described in more detail below.

Many of the Dodd-Frank Act’s provisions are subject to final rulemaking by the U.S. financial regulatory agencies, and the implications of the Dodd-Frank Act for the Corporation’s businesses will depend to a large extent on how such rules are adopted and implemented by the primary U.S. financial regulatory agencies. The Corporation continues to analyze the impact of rules adopted under Dodd-Frank, on the Corporation’s businesses. However, the full impact will not be known until the rules, and other regulatory initiatives that overlap with the rules, are finalized and their combined impacts can be understood.

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

Prior to June 22, 2012, Frost Bank was organized as a national banking association under the National Bank Act and was subject to regulation and examination by the Office of the Comptroller of the Currency (“OCC”). On June 22, 2012, Frost Bank became a Texas state chartered bank and a member of the Federal Reserve System. Accordingly, the Texas Department of Banking and the Federal Reserve are now the primary regulators of Frost Bank, and Frost Bank will no longer be regulated by the OCC. Deposits at Frost Bank continue to be insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits.

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

To maintain financial holding company status, a financial holding company and all of its depository institution subsidiaries must be “well capitalized” and “well managed.” A depository institution subsidiary is considered to be “well capitalized” if it satisfies the requirements for this status discussed in the section captioned “Capital Adequacy and Prompt Corrective Action,” included elsewhere in this item. A depository institution subsidiary is considered “well managed” if it received a composite rating and management rating of at least “satisfactory” in its most recent examination. A financial holding company’s status will also depend upon it maintaining its status as “well capitalized” and “well managed’ under applicable Federal Reserve Board regulations. If a financial holding company ceases to meet these capital and management requirements, the Federal Reserve Board’s regulations provide that the financial holding company must enter into an agreement with the Federal Reserve Board to comply with all applicable capital and management requirements. Until the financial holding company returns to compliance, the Federal Reserve Board may impose limitations or conditions on the conduct of its activities, and the company may not commence any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the Federal Reserve Board. If the company does not return to compliance within 180 days, the Federal Reserve Board may require divestiture of the holding company’s depository institutions. Bank holding companies and banks must also be both well capitalized and well managed in order to acquire banks located outside their home state.

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

The Dodd-Frank Act amends the BHC Act to require the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The statutory provision is commonly called the “Volcker Rule”. In October 2011, federal regulators proposed rules to implement the Volcker Rule that included an extensive request for comments on the proposal. Although the comment period has been closed for some time, a final rule has not been adopted. The proposed rules are highly complex, and many aspects of their application remain uncertain. Based on the proposed rules, the Corporation does not currently anticipate that the Volcker Rule will have a material effect on the operations of Cullen/Frost and its subsidiaries, as the Corporation does not engage in the businesses prohibited by the Volcker Rule. The Corporation may incur costs if it is required to adopt additional policies and systems to ensure compliance with the Volcker Rule, but any such costs are not expected to be material. Until a final rule is adopted, the precise financial impact of the rule on the Corporation, its customers or the financial industry more generally, cannot be determined.

The BHC Act, the Bank Merger Act, the Texas Banking Code and other federal and state statutes regulate acquisitions of commercial banks. The BHC Act requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition by a bank holding company of more than 5.0% of the voting shares of a commercial bank or its parent holding company. Under the Bank Merger Act, the prior approval of the Federal Reserve Board or other appropriate bank regulatory authority is required for a member bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the Community Reinvestment Act (see the section captioned “Community Reinvestment Act” included elsewhere in this item) and fair housing laws and the effectiveness of the subject organizations in combating money laundering activities.

Dividends

The principal source of Cullen/Frost’s liquidity is dividends from Frost Bank. The prior approval of the Federal Reserve is required if the total of all dividends declared by a state-chartered member bank in any calendar year would exceed the sum of the bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus or to fund the retirement of preferred stock. Federal law also prohibits a state-chartered, member bank from paying dividends that would be greater than the bank’s undivided profits. Frost Bank is also subject to limitations under Texas state law regarding the level of dividends that may be paid. Under the foregoing dividend restrictions, and while maintaining its “well capitalized” status, Frost Bank could pay aggregate dividends of approximately $306.5 million to Cullen/Frost, without obtaining affirmative governmental approvals, at December 31, 2012. This amount is not necessarily indicative of amounts that may be paid or available to be paid in future periods.

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

In October 2012, as required by Dodd-Frank, the Federal Reserve Board announced publication of their final rules regarding company-run stress testing. The rules will require institutions, such as Cullen/Frost and Frost Bank, with average total consolidated assets greater than $10 billion to conduct an annual company-run stress test of capital, consolidated earnings and losses under one base and at least two stress scenarios provided by the agencies. The rules delay implementation for covered institutions with total consolidated assets between $10 billion and $50 billion. Institutions with total consolidated assets between $10 billion and $50 billion will use data as of September 30, 2013 to conduct the stress test, using scenarios that are released by the agencies in

November 2013. Stress test results must be reported to the agencies in March 2014. Public disclosure of summary stress test results under the severely adverse scenario will begin in June 2015 for stress tests commencing in 2014. It is anticipated that the Corporation’s capital ratios reflected in the stress test calculations will be an important factor considered by the Federal Reserve Board in evaluating whether proposed payments of dividends or stock repurchases may be an unsafe or unsound practice.

Transactions with Affiliates

Transactions between Frost Bank, on the one hand, and Cullen/Frost and its other subsidiaries, on the other hand, are regulated by the Federal Reserve Board. These regulations limit the types and amounts of covered transactions engaged in by Frost Bank and generally require those transactions to be on an arm’s-length basis. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board) from the affiliate, certain derivative transactions that create a credit exposure to an affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In general, these regulations require that any such transaction by Frost Bank (or its subsidiaries) with an affiliate must be secured by designated amounts of specified collateral and must be limited to certain thresholds on an individual and aggregate basis.

Source of Strength Doctrine

Federal Reserve Board policy and federal law require bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Under this requirement, Cullen/Frost is expected to commit resources to support Frost Bank, including at times when Cullen/Frost may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Capital Requirements

Cullen/Frost and Frost Bank are subject to the regulatory capital requirements administered by the Federal Reserve Board, and, for Frost Bank, the FDIC. The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. The requirements are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the requirements, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. A depository institution’s or holding company’s capital, in turn, is classified in one of two tiers, depending on type:

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

Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The requirements necessitate a minimum leverage ratio of 3.0% for bank holding companies and member banks that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk. All other bank holding companies and member banks are required to maintain a minimum leverage ratio of 4.0%, unless a different minimum is specified by an appropriate regulatory authority. In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%. The Federal Reserve Board has not advised Cullen/Frost or Frost Bank, of any specific minimum leverage ratio applicable to either entity.

In June 2012, the Corporation’s primary federal regulator, the Federal Reserve, published two notices of proposed rulemaking (the “2012 Capital Proposals”) that would substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including Cullen/Frost and Frost Bank, compared to the current U.S. risk-based capital rules, which are based on the aforementioned Basel I capital accords of the Basel Committee. One of the 2012 Capital Proposals (the “Basel III Proposal”) addresses the components of capital and other issues affecting the numerator in banking institutions’ regulatory capital ratios and would implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards. The other proposal (the “Standardized Approach Proposal”) addresses risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and would replace the existing Basel I-derived risk-weighting approach with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. The 2012 Capital Proposals would also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. As proposed, the Basel III Proposal and the Standardized Approach Proposal would come into effect on January 1, 2013 (subject to a phase-in period) and January 1, 2015 (with an option for early adoption), respectively; however, final rules have not yet been adopted, and the Basel III framework is therefore not yet applicable to Cullen/Frost or Frost Bank.

The Basel III Proposal, among other things, (i) introduces a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consist of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the deductions/adjustments as compared to existing regulations.

When fully phased in on January 1, 2019, the Basel III Proposal will require Cullen/Frost and Frost Bank to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets.

The Basel III Proposal also provides for a “countercyclical capital buffer” that is applicable to only certain covered institutions and is not expected to have any current applicability to Cullen/Frost or Frost Bank.

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

Under the Basel III Proposal, the initial minimum capital ratios were to be the following:

♦	3.5% CET1 to risk-weighted assets.

♦	4.5% Tier 1 capital to risk-weighted assets.

♦	8.0% Total capital to risk-weighted assets.

The Basel III Proposal provides for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Proposal, the effects of certain accumulated other comprehensive items are not excluded, which could result in significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Corporation’s securities portfolio. The Basel III Proposal also requires the phase-out of certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies in equal installments between 2013 and 2016. Trust preferred securities no longer included in Tier 1 capital may nonetheless be included as a component of Tier 2 capital.

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

With respect to Frost Bank, the Basel III Proposal would also revise the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The Basel III proposal does not change the total risk-based capital requirement for any category.

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

The Standardized Approach Proposal would expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories, including many residential mortgages and certain commercial real estate. Specifics include, among other things:

♦	Applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans.

♦

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

♦	Assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due.

♦	Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%).

♦

Providing for a risk weight, generally not less than 20% with certain exceptions, for securities lending transactions based on the risk weight category of the underlying collateral securing the transaction.

♦	Providing for a 100% risk weight for claims on securities firms.

♦	Eliminating the current 50% cap on the risk weight for OTC derivatives.

In addition, the Standardized Approach Proposal also provides more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increases the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.

Management believes that, as of December 31, 2012, Cullen/Frost and Frost Bank would meet all capital adequacy requirements under the Basel III and Standardized Approach Proposals on a fully phased-in basis if such requirements were currently effective. There can be no guarantee that the Basel III and the Standardized Approach Proposals will be adopted in their current form, what changes may be made before adoption, or when ultimate adoption will occur. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Corporation’s net income and return on equity.

Liquidity Requirements

Historically, the regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III liquidity framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. The Basel III liquidity framework contemplates that the LCR will be subject to an observation period continuing through mid-2013 and, subject to any revisions resulting from the analyses conducted and data collected during the observation period, implemented as a minimum standard on January 1, 2015, with a phase-in period ending January 1, 2019. Similarly, it contemplates that the NSFR will be subject to an observation period through mid-2016 and, subject to any revisions resulting from the analyses conducted and data collected during the observation period, implemented as a minimum standard by January 1, 2018. These new standards are subject to further rulemaking and their terms may well change before implementation. The federal banking agencies have not proposed rules implementing the Basel III liquidity framework and have not determined to what extent they will apply to U.S. banks that are not large, internationally active banks.

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

Cullen/Frost believes that, as of December 31, 2012, its bank subsidiary, Frost Bank, was “well capitalized” based on the aforementioned ratios. For further information regarding the capital ratios and leverage ratio of Cullen/Frost and Frost Bank see the discussion under the section captioned “Capital and Liquidity” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 10 - Regulatory Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, elsewhere in this report.

As stated above, the Basel III Proposal would revise the “prompt corrective action” categories. See “Capital Requirements” above.

Deposit Insurance

Substantially all of the deposits of Frost Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. Deposit insurance assessments are based on average total assets minus average tangible equity. For larger institutions, such as Frost Bank, the FDIC uses a performance score and a loss-severity score that are used to calculate an initial assessment rate. In calculating these scores, the FDIC uses a bank’s capital level and supervisory ratings (it’s “CAMELS ratings”) and certain financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The FDIC has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations.

The initial base assessment rate ranges from 5 to 35 basis points on an annualized basis. After the effect of potential base-rate adjustments, the total base assessment rate could range from 2.5 to 45 basis points on an annualized basis. As the DIF reserve ratio grows, the rate schedule will be adjusted downward. Additionally, an institution must pay an additional premium equal to 50 basis points on every dollar (above 3% of an institution’s Tier 1 capital) of long-term, unsecured debt held that was issued by another insured depository institution (excluding debt guaranteed under the Temporary Liquidity Guarantee Program).

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. As of December 31, 2012, $22.3 million in pre-paid deposit insurance is included in accrued interest receivable and other assets in the accompanying consolidated balance sheet.

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.

The separate deposit insurance coverage for non-interest-bearing transaction accounts that became effective on December 31, 2010 terminated on December 31, 2012.

FDIC deposit insurance expense totaled $11.1 million, $12.7 million and $20.5 million in 2012, 2011 and 2010, respectively. FDIC deposit insurance expense includes deposit insurance assessments and Financing

Corporation (“FICO”) assessments related to outstanding FICO bonds. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.

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

Banking regulators take into account compliance with consumer protection laws when considering approval of a proposed transaction.

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

Anti-Money Laundering and the USA Patriot Act

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “USA Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

Office of Foreign Assets Control Regulation

The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others which are administered by the U.S. Treasury Department Office of Foreign Assets Control. Failure to comply with these sanctions could have serious legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

Incentive Compensation

The Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, such as the Corporation and Frost Bank, having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011, but the regulations have not been finalized. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which the Corporation may structure compensation for its executives.

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

Legislative and Regulatory Initiatives

From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Corporation in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Corporation cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Corporation. A change in statutes, regulations or regulatory policies applicable to Cullen/Frost or any of its subsidiaries could have a material effect on the Corporation’s business, financial condition and results of operations.

Employees

At December 31, 2012, the Corporation employed 3,878 full-time equivalent employees. None of the Corporation’s employees are represented by collective bargaining agreements. The Corporation believes its employee relations to be good.

Executive Officers of the Registrant

The names, ages as of December 31, 2012, recent business experience and positions or offices held by each of the executive officers of Cullen/Frost are as follows:

Name and Position Held	Age	Recent Business Experience

Richard W. Evans, Jr. Chairman of the Board, Chief Executive Officer and Director	66	Officer of Frost Bank since 1973. Chairman of the Board and Chief Executive Officer of Cullen/Frost from October 1997 to present.

Patrick B. Frost President of Frost Bank and Director	52	Officer of Frost Bank since 1985. President of Frost Bank from August 1993 to present. Director of Cullen/Frost from May 1997 to present.

Phillip D. Green Group Executive Vice President, Chief Financial Officer	58	Officer of Frost Bank since July 1980. Group Executive Vice President, Chief Financial Officer of Cullen/Frost from October 1995 to present.

David W. Beck President, Chief Business Banking Officer of Frost Bank	62	Officer of Frost Bank since July 1973. President, Chief Business Banking Officer of Frost Bank from February 2001 to present.

Robert A. Berman Group Executive Vice President, E-Commerce Operations Research and Strategy of Frost Bank	50	Officer of Frost Bank since January 1989. Group Executive Vice President, E-Commerce Operations Research and Strategy of Frost Bank from May 2001 to present.

Paul H. Bracher President, State Regions of Frost Bank	56	Officer of Frost Bank since January 1982. President, State Regions of Frost Bank from February 2001 to present.

Richard Kardys Group Executive Vice President, Frost Wealth Advisors of Frost Bank	66	Officer of Frost Bank since January 1977. Group Executive Vice President, Frost Wealth Advisors of Frost Bank from May 2001 to present.

Paul J. Olivier Group Executive Vice President, Chief Consumer Banking Officer of Frost Bank	60	Officer of Frost Bank since August 1976. Group Executive Vice President, Chief Consumer Banking Officer of Frost Bank from May 2001 to present.

William L. Perotti Group Executive Vice President, Chief Credit Officer and Chief Risk Officer of Frost Bank	55	Officer of Frost Bank since December 1982. Group Executive Vice President, Chief Credit Officer of Frost Bank from May 2001 to present. Chief Risk Officer of Frost Bank from April 2005 to present.

Emily A. Skillman Group Executive Vice President, Human Resources of Frost Bank	68	Officer of Frost Bank since January 1998. Group Executive Vice President, Human Resources of Frost Bank from October 2003 to present.

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

If any of the following risks actually occur, the Corporation’s business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the market price of the Corporation’s common stock could decline significantly, and you could lose all or part of your investment.

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

Overall, during 2012, the business environment has been adverse for many households and businesses in the United States and worldwide. While economic conditions in the State of Texas, the United States and worldwide have improved since the recession, there can be no assurance that this improvement will continue. Such conditions could adversely affect the credit quality of the Corporation’s loans and the Corporation’ business, financial condition and results of operations.

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

As of December 31, 2012, approximately 89% of the Corporation’s loan portfolio consisted of commercial and industrial, construction and commercial real estate mortgage loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Corporation’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

See the section captioned “Loans” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to commercial and industrial, construction and commercial real estate loans.

The Corporation Is Subject To Interest Rate Risk

The Corporation’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Corporation’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Open Market Committee. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Corporation receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Corporation’s ability to originate loans and obtain deposits, (ii) the fair value of the Corporation’s financial assets and liabilities, and (iii) the average duration of the Corporation’s mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Corporation’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

See the section captioned “Net Interest Income” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to the Corporation’s management of interest rate risk.

The Corporation’s Allowance For Loan Losses May Be Insufficient

The Corporation maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Corporation to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Corporation’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Corporation’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. Furthermore, if charge-offs in future periods exceed the allowance for loan losses, the Corporation will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Corporation’s business, financial condition and results of operations.

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

The Corporation’s Profitability Depends Significantly On Economic Conditions In The State Of Texas

The Corporation’s success depends primarily on the general economic conditions of the State of Texas and the specific local markets in which the Corporation operates. Unlike larger national or other regional banks that are more geographically diversified, the Corporation provides banking and financial services to customers across Texas through financial centers in the Austin, Corpus Christi, Dallas, Fort Worth, Houston, Rio Grande Valley and San Antonio regions. The local economic conditions in these areas have a significant impact on the demand for the Corporation’s products and services as well as the ability of the Corporation’s customers to repay loans, the value of the collateral securing loans and the stability of the Corporation’s deposit funding sources. Moreover, approximately 98.8% of securities in the Corporation’s municipal bond portfolio were issued by political subdivisions or agencies within the State of Texas. A significant decline in general economic conditions in Texas, whether caused by recession, inflation, unemployment, changes in securities markets, acts of terrorism, outbreak of hostilities or other international or domestic occurrences or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Corporation’s business, financial condition and results of operations.

The Corporation May Be Adversely Affected By The Soundness Of Other Financial Institutions

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. The Corporation has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose the Corporation to credit risk in the event of a default by a counterparty or client. In addition, the Corporation’s credit risk may be exacerbated when the collateral held by the Corporation cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Corporation. Any such losses could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

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

Failure to perform in any of these areas could significantly weaken the Corporation’s competitive position, which could adversely affect the Corporation’s growth and profitability, which, in turn, could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

The Corporation Is Subject To Extensive Government Regulation and Supervision and Possible Enforcement and Other Legal Actions

The Corporation, primarily through Cullen/Frost, Frost Bank and certain non-bank subsidiaries, is subject to extensive federal and state regulation and supervision, which vests a significant amount of discretion in the various regulatory authorities. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. These regulations and supervisory guidance affect the Corporation’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. Other changes to statutes, regulations or regulatory policies or supervisory guidance, including changes in interpretation or implementation of statutes, regulations, policies or supervisory guidance, could affect the Corporation in substantial and unpredictable ways. Such changes could subject the Corporation to additional costs, limit the types of financial services and products the Corporation may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, policies or supervisory guidance could result in enforcement and other legal actions by Federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, the revocation of a banking charter, other sanctions by regulatory agencies, civil money penalties and/or reputation damage. In this regard, government authorities, including the bank regulatory agencies, are pursuing aggressive enforcement actions with respect to compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived compliance failures. Any of the foregoing could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

See the sections captioned “Supervision and Regulation” included in Item 1. Business and Note 10 - Regulatory Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which are located elsewhere in this report.

The Corporation’s Accounting Estimates and Risk Management Processes Rely On Analytical and Forecasting Models

The processes the Corporation uses to estimate its probable loan losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on the Corporation’s financial condition and results of operations, depends upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models the Corporation uses for interest rate risk and asset-liability management are inadequate, the Corporation may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models the Corporation uses for determining its probable loan losses are inadequate, the allowance for loan losses may not be sufficient to support future charge-offs. If the models the Corporation uses to measure the fair value financial instruments is inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what the Corporation could realize upon sale or settlement of such financial instruments. Any such failure in the Corporation’s analytical or forecasting models could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

The Repeal Of Federal Prohibitions On Payment Of Interest On Demand Deposits Could Increase The Corporation’s Interest Expense

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

The Corporation May Need To Raise Additional Capital In The Future, and Such Capital May Not Be Available When Needed Or At All

The Corporation may need to raise additional capital in the future to provide it with sufficient capital resources and liquidity to meet its commitments and business needs, particularly if its asset quality or earnings were to deteriorate significantly. The Corporation’s ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of its control, and its financial condition. Economic conditions and the loss of confidence in financial institutions may increase the Corporation’s cost of funding and limit access to certain customary sources of capital, including inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve Board.

The Corporation cannot assure that such capital will be available on acceptable terms or at all. Any occurrence that may limit the Corporation’s access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of Frost Bank or counterparties participating in the capital markets, or a downgrade of Cullen/Frost’s or Frost Bank’s debt ratings, may adversely affect the Corporation’s capital costs and its ability to raise capital and, in turn, its liquidity. Moreover, if the Corporation needs to raise capital in the future, it may have to do so when many other financial institutions are also seeking to raise capital and would have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on the Corporation’s business, financial condition and results of operations.

The Value Of The Corporation’s Goodwill and Other Intangible Assets May Decline In The Future

As of December 31, 2012, the Corporation had $543.7 million of goodwill and other intangible assets. A significant decline in the Corporation’s expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of Cullen/Frost’s common stock may necessitate taking charges in the future related to the impairment of the Corporation’s goodwill and other intangible assets. If the Corporation were to conclude that a future write-down of goodwill and other intangible assets is necessary, the Corporation would record the appropriate charge, which could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

The Corporation’s Controls and Procedures May Fail or Be Circumvented

The Corporation’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures are based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Corporation’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

New Lines Of Business Or New Products and Services May Subject The Corporation To Additional Risks

From time to time, the Corporation may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services the Corporation may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of the Corporation’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

Cullen/Frost Relies On Dividends From Its Subsidiaries For Most Of Its Revenue

Cullen/Frost is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on Cullen/Frost’s common stock and interest and principal on Cullen/Frost’s debt. Various federal and state laws and regulations limit the amount of dividends that Frost Bank and certain non-bank subsidiaries may pay to Cullen/Frost. Also, Cullen/Frost’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event Frost Bank is unable to pay dividends to Cullen/Frost, Cullen/Frost may not be able to service debt, pay obligations or pay dividends on the Corporation’s common stock. The inability to receive dividends from Frost Bank could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

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

Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of the Corporation’s tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

The Corporation Is Subject To Liquidity Risk

The Corporation requires liquidity to meet its deposit and debt obligations as they come due. The Corporation’s access to funding sources in amounts adequate to finance its activities or on terms that are acceptable to it could be impaired by factors that affect it specifically or the financial services industry or economy generally. Factors that could reduce its access to liquidity sources include a downturn in the Texas market, difficult credit markets or adverse regulatory actions against the Corporation. The Corporation’s access to deposits may also be affected by the liquidity needs of its depositors. In particular, a substantial majority of the Corporation’s liabilities are demand, savings, interest checking and money market deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial portion of its assets are loans, which cannot be called or sold in the same time frame. The Corporation may not be able to replace maturing deposits and advances as necessary in the future, especially if a large number of its depositors sought to withdraw their accounts, regardless of the reason. A failure to maintain adequate liquidity could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

The Corporation May Not Be Able To Attract and Retain Skilled People

The Corporation’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities engaged in by the Corporation can be intense and the Corporation may not be able to hire people or to retain them. The Corporation does not currently have employment agreements or non-competition agreements with any of its senior officers. The unexpected loss of services of key personnel of the Corporation could have a material adverse impact on the Corporation’s business, financial condition and results of operations because of their skills, knowledge of the Corporation’s market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

The Corporation’s Information Systems May Experience An Interruption Or Breach In Security

The Corporation relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Corporation’s customer relationship management, general ledger, deposit, loan and other systems. Moreover, if any such failures, interruptions or security breaches do occur, they may not be adequately addressed. The occurrence of any failures, interruptions or security breaches of the Corporation’s information systems could damage the Corporation’s reputation, result in a loss of customer business, subject the Corporation to additional regulatory scrutiny, or expose the Corporation to civil litigation and possible financial liability, any of which could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

The Corporation Continually Encounters Technological Change

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Corporation’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Corporation’s operations. Many of the Corporation’s competitors have substantially greater resources to invest in technological improvements. The Corporation may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Corporation’s business, financial condition and results of operations.

The Corporation Is Subject To Claims and Litigation Pertaining To Fiduciary Responsibility

From time to time, customers make claims and take legal action pertaining to the Corporation’s performance of its fiduciary responsibilities. Whether customer claims and legal action related to the Corporation’s performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the Corporation they may result in significant financial liability and/or adversely affect the market perception of the Corporation and its products and services as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

The Corporation’s Operations Rely On Certain External Vendors

The Corporation relies on certain external vendors to provide products and services necessary to maintain day-to-day operations of the Corporation. Accordingly, the Corporation’s operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements, because of changes in the vendor’s organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to the Corporation’s operations, which could have a material adverse impact on the Corporation’s business and, in turn, the Corporation’s financial condition and results of operations.

The Corporation Is Subject to Claims and Litigation Pertaining to Intellectual Property

Banking and other financial services companies, such as the Corporation, rely on technology companies to provide information technology products and services necessary to support the Corporations’ day-to-day operations. Technology companies frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they have purchased or otherwise obtained. Competitors of the Corporation’s vendors, or other individuals or companies, have from time to time claimed to hold intellectual property sold to the Corporation by its vendors. Such claims may increase in the future as the financial services sector becomes more reliant on information technology vendors. The plaintiffs in these actions frequently seek injunctions and substantial damages.

Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, the Corporation may have to engage in protracted litigation. Such litigation is often expensive, time-consuming, disruptive to the Corporation’s operations, and distracting to management. If the Corporation is found to infringe one or more patents or other intellectual property rights, it may be required to pay substantial damages or royalties to a third-party. In certain cases, the Corporation may consider entering into licensing agreements for disputed intellectual property, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. These licenses may also significantly increase the Corporation’s operating expenses. If legal matters related to intellectual property claims were resolved against the Corporation or settled, the Corporation could be required to make payments in amounts that could have a material adverse effect on its business, financial condition and results of operations.

The Corporation Is Subject To Environmental Liability Risk Associated With Lending Activities

A significant portion of the Corporation’s loan portfolio is secured by real property. During the ordinary course of business, the Corporation may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Corporation may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Corporation to incur substantial expenses and may materially reduce the affected property’s value or limit the Corporation’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Corporation’s exposure to environmental liability. Environmental reviews of real property before initiating foreclosure actions may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

Severe Weather, Natural Disasters, Acts Of War Or Terrorism and Other External Events Could Significantly Impact The Corporation’s Business

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on the Corporation’s ability to conduct business. In addition, such events could affect the stability of the Corporation’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Corporation to incur additional expenses. The occurrence of any such event in the future could have a material adverse effect on the Corporation’s business, which, in turn, could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

Financial Services Companies Depend On The Accuracy and Completeness Of Information About Customers and Counterparties

In deciding whether to extend credit or enter into other transactions, the Corporation may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. The Corporation may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on the Corporation’s business, financial condition and results of operations.

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

Common Stock Market Prices and Dividends

The Corporation’s common stock is traded on the New York Stock Exchange, Inc. (“NYSE”) under the symbol “CFR”. The tables below set forth for each quarter of 2012 and 2011 the high and low intra-day sales prices per share of Cullen/Frost’s common stock and the cash dividends declared per share.

	2012		2011
Sales Price Per Share	High	Low	High	Low

First quarter	$61.11	$53.54	$62.59	$56.75
Second quarter	59.65	54.22	60.58	54.46
Third quarter	60.21	53.88	57.67	44.04
Fourth quarter	58.42	53.37	53.51	43.57

Cash Dividends Per Share	2012	2011

First quarter	$0.46	$0.45
Second quarter	0.48	0.46
Third quarter	0.48	0.46
Fourth quarter	0.48	0.46

Total	$1.90	$1.83

As of December 31, 2012, there were 61,479,189 shares of the Corporation’s common stock outstanding held by 1,424 holders of record. The closing price per share of common stock on December 31, 2012, the last trading day of the Corporation’s fiscal year, was $54.27.

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

Stock-Based Compensation Plans

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2012, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below. Additional information regarding stock-based compensation plans is presented in Note 11 - Employee Benefit Plans in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data located elsewhere in this report.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards	Weighted-Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants
Plans approved by shareholders	5,513,516	$51.94	1,157,413
Plans not approved by shareholders	-	-	-

Total	5,513,516	$51.94	1,157,413

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

The following table provides information with respect to purchases made by or on behalf of the Corporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation’s common stock during the fourth quarter of 2012.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans at the End of the Period
October 1, 2012 to October 31, 2012	7,960	(1)	$54.80	-	-
November 1, 2012 to November 30, 2012	-		-	-	-
December 1, 2012 to December 31, 2012	-		-	-	-

Total	7,960		$54.80	-	-

(1)	Represents repurchases made in connection with the vesting of certain share awards.

Performance Graph

The performance graph below compares the cumulative total shareholder return on Cullen/Frost Common Stock with the cumulative total return on the equity securities of companies included in the Standard & Poor’s 500 Stock Index and the Standard and Poor’s 500 Bank Index, measured at the last trading day of each year shown. The graph assumes an investment of $100 on December 31, 2007 and reinvestment of dividends on the date of payment without commissions. The performance graph represents past performance and should not be considered to be an indication of future performance.

Cumulative Total Returns

on $100 Investment Made on December 31, 2007

	2007	2008	2009	2010	2011	2012
Cullen/Frost	$100.00	$103.20	$105.45	$133.10	$119.24	$126.45
S&P 500	100.00	63.06	79.69	91.68	93.62	108.55
S&P 500 Banks	100.00	80.25	75.92	91.01	81.12	100.80

ITEM 6.	SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from the Corporation’s audited financial statements as of and for the five years ended December 31, 2012. The following consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included elsewhere in this report. All of the Corporation’s acquisitions during the five years ended December 31, 2012 were accounted for using the purchase method. Accordingly, the operating results of the acquired companies are included with the Corporation’s results of operations since their respective dates of acquisition. Dollar amounts, except per share data, and common shares outstanding are in thousands.

	Year Ended December 31,
	2012	2011	2010	2009	2008

Consolidated Statements of Income
Interest income:
Loans, including fees	$401,364	$397,855	$409,651	$432,222	$504,680
Securities	225,844	218,744	202,713	188,446	167,044
Interest-bearing deposits	4,300	6,357	4,901	2,161	429
Federal funds sold and resell agreements	104	61	74	207	3,498

Total interest income	631,612	623,017	617,339	623,036	675,651

Interest expense:
Deposits	18,099	22,179	29,973	56,015	104,871
Federal funds purchased and repurchase agreements	140	312	437	1,052	12,954
Junior subordinated deferrable interest debentures	6,806	6,783	6,982	7,231	6,972
Subordinated notes payable and other borrowings	1,706	11,967	16,488	22,059	16,829

Total interest expense	26,751	41,241	53,880	86,357	141,626

Net interest income	604,861	581,776	563,459	536,679	534,025
Provision for loan losses	10,080	27,445	43,611	65,392	37,823

Net interest income after provision for loan losses	594,781	554,331	519,848	471,287	496,202

Non-interest income:
Trust and investment management fees	83,317	78,297	72,321	69,933	76,424
Service charges on deposit accounts	83,392	86,125	91,025	96,525	82,526
Insurance commissions and fees	39,948	35,421	34,015	33,096	32,904
Interchange and debit card transaction fees	16,933	29,625	30,542	26,248	23,959
Other charges, commissions and fees	30,180	27,750	25,380	23,826	32,726
Net gain (loss) on securities transactions	4,314	6,414	6	(1,260)	(159)
Other	30,703	26,370	28,744	45,338	38,942

Total non-interest income	288,787	290,002	282,033	293,706	287,322

Non-interest expense:
Salaries and wages	258,752	252,028	239,589	230,643	225,943
Employee benefits	57,635	52,939	52,352	55,224	47,219
Net occupancy	48,975	46,968	46,166	44,188	40,464
Furniture and equipment	55,279	51,469	47,651	44,223	37,799
Deposit insurance	11,087	12,714	20,451	25,812	4,597
Intangible amortization	3,896	4,387	5,125	6,537	7,906
Other	139,469	137,593	124,207	125,611	122,717

Total non-interest expense	575,093	558,098	535,541	532,238	486,645

Income before income taxes	308,475	286,325	266,340	232,755	296,879
Income taxes	70,523	68,700	57,576	53,721	89,624

Net income	$237,952	$217,535	$208,764	$179,034	$207,255

Selected Financial Data (continued)

	As of or for the Year Ended December 31,
	2012	2011	2010	2009	2008

Per Common Share Data
Net income - basic	$3.87	$3.55	$3.44	$3.00	$3.51
Net income - diluted	3.86	3.54	3.44	3.00	3.50
Cash dividends declared and paid	1.90	1.83	1.78	1.71	1.66
Book value	39.32	37.27	33.74	31.55	29.68

Common Shares Outstanding
Period-end	61,479	61,264	61,108	60,038	59,416
Weighted-average shares - basic	61,298	61,101	60,411	59,456	58,846
Dilutive effect of stock compensation	345	177	175	58	324
Weighted - average shares - diluted	61,643	61,278	60,586	59,514	59,170

Performance Ratios
Return on average assets	1.14%	1.17%	1.21%	1.14%	1.51%
Return on average equity	10.03	10.01	10.30	9.78	13.11
Net interest income to average earning assets	3.59	3.88	4.08	4.23	4.67
Dividend pay-out ratio	49.11	51.58	51.75	57.05	47.36

Balance Sheet Data
Period-end:
Loans	$9,223,848	$7,995,129	$8,117,020	$8,367,780	$8,844,082
Earning assets	21,148,475	18,497,987	15,806,350	14,437,267	13,001,103
Total assets	23,124,069	20,317,245	17,617,092	16,288,038	15,034,142
Non-interest-bearing demand deposits	8,096,937	6,672,555	5,360,436	4,645,802	4,152,348
Interest-bearing deposits	11,400,429	10,084,193	9,118,906	8,667,508	7,356,589
Total deposits	19,497,366	16,756,748	14,479,342	13,313,310	11,508,937
Long-term debt and other borrowings	223,719	223,738	373,757	392,646	392,661
Shareholders’ equity	2,417,482	2,283,537	2,061,680	1,894,424	1,763,527
Average:
Loans	$8,456,818	$8,042,968	$8,125,150	$8,652,563	$8,314,265
Earning assets	19,015,707	16,769,028	15,333,348	13,803,919	11,868,262
Total assets	20,826,885	18,568,967	17,186,572	15,701,960	13,684,531
Non-interest-bearing demand deposits	7,021,927	5,738,982	5,023,780	4,258,484	3,614,747
Interest-bearing deposits	10,270,173	9,483,633	9,023,839	8,161,143	6,916,372
Total deposits	17,292,100	15,222,615	14,047,619	12,419,627	10,531,119
Long-term debt and other borrowings	223,728	310,870	382,651	576,161	394,763
Shareholders’ equity	2,372,745	2,172,096	2,027,699	1,831,133	1,580,311

Asset Quality
Allowance for loan losses	$104,453	$110,147	$126,316	$125,309	$110,244
Allowance for losses to period-end loans	1.13%	1.38%	1.56%	1.50%	1.25%
Net loan charge-offs	$15,774	$43,614	$42,604	$50,327	$19,918
Net loan charge-offs to average loans	0.19%	0.54%	0.52%	0.58%	0.24%
Non-performing assets	$105,246	$120,946	$164,950	$180,179	$78,040
Non-performing assets to:
Total loans plus foreclosed assets	1.14%	1.51%	2.03%	2.14%	0.88%
Total assets	0.46	0.60	0.94	1.11	0.52

Consolidated Capital Ratios
Tier 1 risk-based capital ratio	13.71%	14.38%	13.82%	11.91%	10.30%
Total risk-based capital ratio	15.15	16.24	15.91	14.19	12.58
Leverage ratio	8.35	8.66	8.68	8.50	8.80
Average shareholders’ equity to average total assets	11.39	11.70	11.80	11.66	11.55

The following tables set forth unaudited consolidated selected quarterly statement of operations data for the years ended December 31, 2012 and 2011. Dollar amounts are in thousands, except per share data.

	Year Ended December 31, 2012
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Interest income	$160,792	$158,159	$155,796	$156,865
Interest expense	6,387	6,627	6,579	7,158

Net interest income	154,405	151,532	149,217	149,707
Provision for loan losses	4,125	2,500	2,355	1,100
Non-interest income(1)	75,887	71,158	69,763	71,979
Non-interest expense	146,067	144,450	142,536	142,040

Income before income taxes	80,100	75,740	74,089	78,546
Income taxes	19,912	17,071	16,027	17,513

Net income	$60,188	$58,669	$58,062	$61,033

Net income per common share:
Basic	$0.98	$0.95	$0.94	$0.99
Diluted	0.97	0.95	0.94	0.99

	Year Ended December 31, 2011
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Interest income	$158,512	$154,779	$156,133	$153,593
Interest expense	8,189	9,418	11,800	11,834

Net interest income	150,323	145,361	144,333	141,759
Provision for loan losses	-	9,010	8,985	9,450
Non-interest income(2)	67,660	79,217	70,792	72,333
Non-interest expense	143,833	137,407	136,797	140,061

Income before income taxes	74,150	78,161	69,343	64,581
Income taxes	18,736	23,654	13,657	12,653

Net income	$55,414	$54,507	$55,686	$51,928

Net income per common share:
Basic	$0.90	$0.89	$0.91	$0.85
Diluted	0.90	0.89	0.91	0.85

(1)	Includes net gains on securities transactions of $4.4 million during the fourth quarter of 2012 and $370 thousand during the second quarter of 2012 and net losses on securities transactions of $491 thousand during the first quarter of 2012.

(2)	Includes net gains on securities transactions of $6.4 million during the third quarter of 2011 and $5 thousand during the first quarter of 2011.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

The following discussion and analysis presents the more significant factors affecting the Corporation’s financial condition as of December 31, 2012 and 2011 and results of operations for each of the years in the three-year period ended December 31, 2012. This discussion and analysis should be read in conjunction with the Corporation’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report. The Corporation acquired a human resources consulting firm in the Houston market area, with offices in Dallas and Austin, in 2012 and an insurance agency in the San Antonio market area in 2011. All of the Corporation’s acquisitions during the reported periods were accounted for as purchase transactions, and as such, their related results of operations are included from the date of acquisition, though none of these acquisitions had a significant impact on the Corporation’s financial statements during their respective reporting periods.

Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 35% federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Results of Operations

Net income totaled $238.0 million, or $3.86 diluted per common share, in 2012 compared to $217.5 million, or $3.54 diluted per common share, in 2011 and $208.8 million, or $3.44 diluted per common share, in 2010.

Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	2012	2011	2010

Taxable-equivalent net interest income	$668,176	$642,066	$616,319
Taxable-equivalent adjustment	63,315	60,290	52,860

Net interest income	604,861	581,776	563,459
Provision for loan losses	10,080	27,445	43,611
Non-interest income	288,787	290,002	282,033
Non-interest expense	575,093	558,098	535,541

Income before income taxes	308,475	286,235	266,340
Income taxes	70,523	68,700	57,576

Net income	$237,952	$217,535	$208,764

Earnings per common share:
Basic	$3.87	$3.55	$3.44
Diluted	3.86	3.54	3.44
Return on average assets	1.14%	1.17%	1.21%
Return on average equity	10.03	10.01	10.30

Net income for 2012 increased $20.4 million, or 9.4%. The increase was primarily the result of a $23.1 million increase in net interest income and a $17.4 million decrease in the provision for loan losses partly offset by $17.0 million increase in non-interest expense, a $1.8 million increase in income tax expense and a $1.2 million decrease in non-interest income. Net income for 2011 increased $8.8 million, or 4.2%. The increase was primarily the result of an $18.3 million increase in net interest income, a $16.2 million decrease in the provision for loan losses and an $8.0 million increase in non-interest income partly offset by a $22.6 million increase in non-interest expense and an $11.1 million increase in income tax expense.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Corporation’s largest source of revenue, representing 67.7% of total revenue during 2012. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Corporation’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, remained at 3.25% during 2012, 2011 and 2010. The Corporation’s loan portfolio is also impacted, to a lesser extent, by changes in the London Interbank Offered Rate (LIBOR). At December 31, 2012, the one-month and three-month U.S. dollar LIBOR rates were 0.21% and 0.31%, respectively, while at December 31, 2011, the one-month and three-month U.S. dollar LIBOR rates were 0.30% and 0.58%, respectively. The intended federal funds rate, which is the cost of immediately available overnight funds, remained at zero to 0.25% during 2012, 2011 and 2010.

The Corporation’s balance sheet has historically been asset sensitive, meaning that earning assets generally reprice more quickly than interest-bearing liabilities. Therefore, the Corporation’s net interest margin was likely to increase in sustained periods of rising interest rates and decrease in sustained periods of declining interest rates. During the fourth quarter of 2007, in an effort to make the Corporation’s balance sheet less sensitive to changes in interest rates, the Corporation entered into various interest rate swaps which effectively converted certain variable-rate loans into fixed-rate instruments for a period of time. During the fourth quarter of 2008, the Corporation also entered into an interest rate swap which effectively converted variable-rate debt into fixed-rate debt for a period of time. As a result of these actions, the Corporation’s balance sheet was more interest-rate neutral and changes in interest rates had a less significant impact on the Corporation’s net interest margin than would have otherwise been the case. During the fourth quarter of 2009, a portion of the interest rate swaps on variable-rate loans were terminated, while the remaining interest rate swaps on variable-rate loans were terminated during the fourth quarter of 2010. These actions increased the asset sensitivity of the Corporation’s balance sheet. The deferred accumulated gain applicable to the settled interest rate contracts included in accumulated other comprehensive income totaled $68.0 million ($44.2 million on an after-tax basis) at December 31, 2012. The deferred gain will be recognized ratably in earnings through October 2014. See Note 15 - Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report for additional information related to these interest rate swaps.

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

	2012 vs. 2011			2011 vs. 2010
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Rate	Volume	Total	Rate	Volume	Total

Interest-bearing deposits	$449	$(2,506)	$(2,057)	$-	$1,456	$1,456
Federal funds sold and resell agreements	(1)	44	43	11	(24)	(13)
Securities:
Taxable	(55,750)	61,110	5,360	(19,601)	25,271	5,670
Tax-exempt	(6,268)	10,737	4,469	(1,296)	18,607	17,311
Loans, net of unearned discounts	(16,472)	20,277	3,805	(7,188)	(4,128)	(11,316)

Total earning assets	(78,042)	89,662	11,620	(28,074)	41,182	13,108
Savings and interest checking	(840)	343	(497)	(1,258)	307	(951)
Money market deposit accounts	(3,360)	1,114	(2,246)	(4,517)	1,056	(3,461)
Time accounts	(783)	(449)	(1,232)	(2,428)	(741)	(3,169)
Public funds	(79)	(26)	(105)	(168)	(45)	(213)
Federal funds purchased and repurchase agreements	(176)	4	(172)	(219)	94	(125)
Junior subordinated deferrable interest debentures	23	-	23	142	(341)	(199)
Subordinated notes payable and other notes	(6,272)	(3,988)	(10,260)	(342)	(4,011)	(4,353)
Federal Home Loan Bank advances	-	(1)	(1)	(13)	(155)	(168)

Total interest-bearing liabilities	(11,487)	(3,003)	(14,490)	(8,803)	(3,836)	(12,639)

Net change	$(66,555)	$92,665	$26,110	$(19,271)	$45,018	$25,747

Taxable-equivalent net interest income for 2012 increased $26.1 million, or 4.1%, compared to 2011. The increase primarily related to an increase in the average volume of interest-earning assets partly offset by a decrease in the net interest margin. The average volume of interest-earning assets for 2012 increased $2.2 billion or 13.4% compared to 2011. The net interest margin decreased 29 basis points from 3.88% during 2011 to 3.59% during 2012. The decrease in the net interest margin was partly due to an increase in the relative proportion of average interest-earning assets invested in lower-yielding, taxable securities during 2012 compared to 2011 while the relative proportion of average interest-earning assets invested in higher-yielding loans decreased. The impact of this shift was partly mitigated by a decrease in the relative proportion of average interest-earning assets invested in lower-yielding interest-bearing deposits. The net interest margin was also negatively impacted by a decrease in the average yield on securities, as further discussed below. The average yield on interest-earning assets decreased 40 basis points to 3.73% during 2012 from 4.13% during 2011 while the average cost of funds decreased 16 basis points from 0.40% during 2011 to 0.24% during 2012. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. As stated above, market interest rates have remained at historically low levels during the reported periods. The effect of lower average market interest rates during the reported periods on the average yield on average interest-earning assets was partly limited by the aforementioned interest rate swaps on variable-rate loans.

Taxable-equivalent net interest income for 2011 increased $25.7 million, or 4.2%, compared to 2010. The increase primarily resulted from an increase in the average volume of interest-earning assets partly offset by a decrease in the net interest margin. The average volume of interest-earning assets for 2011 increased $1.4 billion, or 9.4%, compared to 2010. The net interest margin decreased 20 basis points from 4.08% during 2010 to 3.88% during 2011. The decrease in the net interest margin was partly due to a 31 basis point decrease in the average yield on interest earning assets from 4.44% during 2010 to 4.13% during 2011 while the average cost of funds only decreased 15 basis points from 0.55% during 2010 to 0.40% during 2011. The negative effect of the decrease in the average yield on interest-earning assets on taxable-equivalent net interest income exceeded the positive effect of the decrease in the average cost of funds. The decrease in the average yield on interest-earning assets was partly due to an increase in the relative proportion of average interest-earning assets invested in lower-yielding interest-bearing deposits during 2011 compared to 2010 while the relative proportion of average interest-earning assets invested in higher-yielding loans decreased. The average yield on interest-earning assets was also negatively impacted by a decrease in the average yield on securities.

The average volume of loans increased $413.9 million, or 5.1%, in 2012 compared to 2011 and decreased $82.2 million, or 1.0%, in 2011 compared to 2010. Loans made up approximately 44.5% of average interest-earning assets during 2012 compared to 48.0% during 2011 and 53.0% in 2010. The average yield on loans was 4.82% during 2012 compared to 5.02% during 2011 and 5.11% during 2010. Loans generally have significantly higher yields compared to securities, interest-bearing deposits and federal funds sold and resell agreements and, as such, have a more positive effect on the net interest margin.

The average volume of securities increased $2.7 billion in 2012 compared to 2011 and increased $998.6 million in 2011 compared to 2010. Securities made up approximately 47.0% of average interest-earning assets in 2012 compared to 37.0% in 2011 and 34.0% in 2010. The average yield on securities was 3.31% in 2012 compared to 4.57% in 2011 and 5.02% in 2010. The decrease in the average yield on securities was partly due to a decrease in the yield on taxable securities as proceeds from principal repayments were reinvested at lower market rates. Furthermore, a large portion of the growth in taxable securities was in lower-yielding U.S. Treasury securities. The decrease in the average yield on securities was also partly related to a decrease in the relative proportion of higher-yielding, tax-exempt municipal securities in 2012 compared to 2011. The relative proportion of higher-yielding, tax-exempt municipal securities to total average securities totaled 27.4% in 2012 compared to 35.2% in 2011 and 37.0% in 2010. The average yield on taxable securities was 2.10% in 2012 compared to 3.27% in 2011 and 3.84% in 2010, while the average taxable-equivalent yield on tax-exempt securities was 6.68% in 2012 compared to 6.97% in 2011 and 7.04% in 2010.

Average federal funds sold, resell agreements and interest-bearing deposits during 2012 decreased $899.1 million, or 35.8%, compared to 2011 and increased $519.2 million, or 26.0%, in 2011 compared to 2010. Federal funds sold, resell agreements and interest-bearing deposits made up approximately 8.5% of average interest-earning assets in 2012 compared to approximately 15.0% in 2011 and 13.0% in 2010. The combined average yield on federal funds sold, resell agreements and interest-bearing deposits was 0.27% in 2012 compared to 0.26% in 2011 and 0.25% in 2010. The decrease in federal funds sold, resell agreements and interest-bearing deposits during 2012 compared to 2011 was due to the reinvestment of funds into higher-yielding securities and loans. The increase in federal funds sold, resell agreements and interest-bearing deposits during 2011 compared to 2010 was primarily due to significant deposit growth, as further discussed below.

Average deposits increased $2.1 billion, or 13.6%, in 2012 compared to 2011 and $1.2 billion, or 8.4%, in 2011 compared to 2010. Average interest-bearing deposits increased $786.5 million in 2012 compared to 2011 and $459.8 million in 2011 compared to 2010, while average non-interest-bearing deposits increased $1.3 billion in 2012 compared to 2011 and $715.2 million in 2011 compared to 2010. The ratio of average interest-bearing deposits to total average deposits was 59.4% in 2012 compared to 62.3% in 2011 and 64.2% in 2010. The average cost of interest-bearing deposits and total deposits was 0.18% and 0.10% in 2012 compared to 0.23% and 0.15% in 2011 and 0.33% and 0.21% in 2010. The decrease in the average cost of interest-bearing deposits during the comparable periods was primarily the result of decreases in interest rates offered on certain deposit products due to decreases in average market interest rates and decreases in renewal interest rates on maturing certificates of deposit given the current low interest rate environment. Additionally, the relative proportion of higher-cost certificates of deposit to total average interest-bearing deposits decreased to 10.0% in 2012 from 11.9% in 2011 and 13.9% in 2010.

The Corporation’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.49% in 2012 compared to 3.73% in 2011 and 3.89% in 2010. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

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

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $10.1 million in 2012 compared to $27.4 million in 2011 and $43.6 million in 2010. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Non-Interest Income

The components of non-interest income were as follows:

	2012	2011	2010

Trust and investment management fees	$83,317	$78,297	$72,321
Service charges on deposit accounts	83,392	86,125	91,025
Insurance commissions and fees	39,948	35,421	34,015
Interchange and debit card transaction fees	16,933	29,625	30,542
Other charges, commissions and fees	30,180	27,750	25,380
Net gain (loss) on securities transactions	4,314	6,414	6
Other	30,703	26,370	28,744

Total	$288,787	$290,002	$282,033

Total non-interest income for 2012 decreased $1.2 million, or 0.4%, compared to 2011 while total non-interest income for 2011 increased $8.0 million, or 2.8%, compared to 2010. Changes in the various components of non-interest income are discussed in more detail below.

Trust and Investment Management Fees. Trust and investment management fee income for 2012 increased $5.0 million, or 6.4%, compared to 2011 while trust and investment management fee income for 2011 increased $6.0 million, or 8.3%, compared to 2010. Trust investment fees are the most significant component of trust and investment management fees, making up approximately 66%, 68% and 69% of total trust and investment management fees in 2012, 2011 and 2010, respectively. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees.

The increase in trust and investment management fee income during 2012 compared to 2011 was primarily the result of an increase in trust investment fees (up $1.8 million), oil and gas trust management fees (up $846 thousand), custody fees (up $777 thousand), securities lending income (up $623 thousand), estate fees (up $524 thousand) and mutual fund and investment management fees (up $294 thousand). The increases in trust investment fees and custody fees were partly related to the general appreciation in the market values of assets in trust accounts on which these fees are generally based. The increase in trust investment fees was also partly related to increases in the number of trust accounts. The increase in oil and gas trust management fees was partly related to new lease bonus fees. The increase in securities lending income was partly related to new business and increased loan spreads. Estate fees are transactional in nature and can vary from period to period.

The increase in trust and investment management fee income during 2011 compared to 2010 was primarily the result of increases in trust investment fees (up $3.5 million), mutual fund and investment management fees (up $1.2 million), securities lending income (up $445 thousand), custody fees (up $289 thousand), real estate fees (up $165 thousand) and estate fees (up $156 thousand). The increase in trust investment fees was primarily due to the general appreciation in the market values of assets in trust accounts on which these fees are generally based. Equity valuations during 2011 were higher on average compared to 2010.

At December 31, 2012, trust assets, including both managed assets and custody assets, were primarily composed of fixed income securities (42.1% of trust assets), equity securities (42.1% of trust assets) and cash equivalents (10.2% of trust assets). The estimated fair value of trust assets was $26.2 billion (including managed assets of $10.9 billion and custody assets of $15.3 billion) at December 31, 2012 compared to $25.2 billion (including managed assets of $10.3 billion and custody assets of $14.9 billion) at December 31, 2011 and $24.9 billion (including managed assets of $9.9 billion and custody assets of $15.0 billion) at December 31, 2010.

Service Charges on Deposit Accounts. Service charges on deposit accounts for 2012 decreased $2.7 million, or 3.2%, compared to 2011. The decrease was primarily due to a decrease in service charges on commercial accounts (down $2.1 million) and decreases in overdraft/insufficient funds charges on both consumer and commercial accounts (down $787 thousand). The decrease in service charges on commercial accounts during 2012 was partly related to decreases in service volumes for billable services.

Service charges on deposit accounts for 2011 decreased $4.9 million, or 5.4%, compared to 2010. The decrease during 2011 was primarily due to decreases in overdraft/insufficient funds charges on both consumer and commercial accounts (down $4.1 million), service charges on commercial accounts (down $487 thousand) and service charges on consumer accounts (down $224 thousand). The decrease in overdraft/insufficient funds charges on consumer accounts during 2011 was partly related to a new rule issued by the Federal Reserve that became effective in the third quarter of 2010, as further discussed below. The decrease in service charges on commercial accounts during 2011 was partly related to decreases in service volumes for billable services.

Overdraft/insufficient funds charges totaled $34.1 million during 2012 compared to $34.9 million during 2011 and $39.0 million in 2010. Overdraft/insufficient funds charges included $27.0 million, $27.7 million and $30.4 million related to consumer accounts during 2012, 2011 and 2010, respectively, and $7.1 million, $7.2 million and $8.6 million related to commercial accounts during 2012, 2011 and 2010, respectively. Overdraft/insufficient funds charges were partly impacted by changes in policies and a new rule issued by the Federal Reserve that became effective in the third quarter of 2010. The new rule prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Consumers must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices.

Insurance Commissions and Fees. Insurance commissions and fees for 2012 increased $4.5 million, or 12.8%, compared to 2011. The increase was primarily related to an increase in commission income (up $4.6 million), in part due to an increase in employee benefit commissions and fees. The increase in employee benefit commissions and fees was partly related to the acquisitions of Clark Benefit Group during the second quarter of 2011 and Stone Partners, Inc. during the first quarter of 2012. The increase in commission income was also partly related to an increase in property and casualty commissions resulting from normal variation in the market demand for insurance products and rate increases. Insurance commissions and fees for 2011 increased $1.4 million, or 4.1%, compared to 2010. The increase was related to an increase in commission income (up $1.4 million). The increase in commission income was partly related to the aforementioned acquisition of Clark Benefit Group in the second quarter of 2011 as well as normal variation in the timing of renewals and market demand for insurance products.

Insurance commissions and fees include contingent commissions which totaled $3.8 million in each year for 2012, 2011 and 2010. Contingent commissions primarily consist of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. Such commissions are seasonal in nature and are mostly received during the first quarter of each year. These commissions totaled $2.1 million in 2012, $2.2 million in 2011 and $2.5 million in 2010. Contingent commissions also include amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. These commissions totaled $1.7 million in 2012, $1.6 million in 2011 and $1.2 million in 2010.

Interchange and Debit Card Transaction Fees. Interchange and debit card transaction fees consist of income from signature and PIN-based debit card transactions and ATM service fees. Interchange and debit card transaction fees for the year ended December 31, 2012 decreased $12.7 million, or 42.8%, compared to 2011. Income from debit card transactions totaled $14.1 million in 2012 compared to $26.6 million in 2011 and $27.4 million in 2010. Income from ATM service fees totaled $2.8 million in 2012 compared to $3.0 million in 2011 and $3.2 million in 2010. The decrease in income from debit card transactions during the comparable years was primarily related to new rules, effective as of October 1, 2011, that significantly reduced the interchange fees that may be charged, as further discussed below. The impact of these rules was partly mitigated in 2011 as a result of an increase in the volume of transactions as well as a higher interchange pricing structure during the first nine months of 2011.

The Dodd-Frank Act amended the Electronic Fund Transfer Act (“EFTA”) which, among other things, gave the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers, such as Frost Bank. The Federal Reserve issued new standards that took effect on October 1, 2011 and apply to issuers, such as the Corporation, that, together with their affiliates, have assets of $10 billion or more. Under the rule, the maximum permissible interchange fee for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. The Federal Reserve rules also allow for an upward adjustment of no more than 1 cent to an issuer’s debit card interchange fee if the issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards.

Other Charges, Commissions and Fees. Other charges, commissions and fees for 2012 increased $2.4 million, or 8.8%, compared to 2011. The increase in other charges, commissions and fees during 2012 included increases in human resources consulting revenues, primarily related to the acquisition of Stone Partners, Inc. (up $1.7 million); referral fees from the Corporation’s merchant services payment processor (up $791 thousand); an increase in unused balance fees on loan commitments (up $561 thousand), service charges on funds transfers (up $560 thousand) and income from the sale of mutual funds (up $518 thousand), among other things. These increases were partly offset by decreases in income related to investment banking fees related to corporate advisory services (down $1.4 million) and the sale of annuities (down $605 thousand). Investment banking fees related to corporate advisory services are transactional in nature and can vary significantly from year to year.

Other charges, commissions and fees for 2011 increased $2.4 million, or 9.3%, compared to 2010. The increase was primarily related to increases in loan processing fees (up $1.2 million), investment banking fees related to corporate advisory services (up $965 thousand), unused balance fees on loan commitments (up $700 thousand), lease processing fees (up $318 thousand) and income related to sale of annuities and mutual funds (up $167 thousand and $161 thousand, respectively).

Net Gain/Loss on Securities Transactions. During 2012, the Corporation realized a net gain of $4.3 million on the sale of available-for-sale securities. During January 2012, the Corporation purchased $996.4 million of U.S. Treasury securities utilizing excess liquidity as a defensive strategy to lock in the yield on those funds in case the Federal Reserve lowered the rate paid on funds deposited in the Federal Reserve account. Shortly thereafter, U.S. Treasury prices rallied and the Corporation sold the securities, realizing a $2.1 million gain, and concurrently purchased $998.4 million of U.S. Treasury securities having a shorter term to maturity. In March 2012, U.S. Treasury yields increased and the Corporation sold the aforementioned position in U.S. Treasury securities and recognized a $2.6 million loss. The proceeds were concurrently reinvested in U.S. Treasury securities that had a similar yield to the original, longer-term position purchased in January 2012, but with a shorter term to maturity. During the second quarter of 2012, the Corporation sold a municipal security with an amortized cost totaling $5.6 million and realized a $367 thousand gain on the sale. During the fourth quarter of 2012, the Corporation sold U.S. Treasury securities with an amortized cost totaling $595.6 million and realized a $4.4 million gain on the sale. The Corporation purchased the securities during the fourth quarter of 2012. Shortly thereafter, U.S. Treasury prices rallied and the Corporation sold the securities to capitalize on the gain as management believed the increase in U.S. Treasury prices would be temporary. During 2012, the Corporation also sold available-for-sale securities with an amortized cost totaling $14.0 billion and realized a net gain of $2 thousand on those sales. These securities were primarily purchased during 2012 and subsequently sold in connection with the Corporation’s tax planning strategy related to the Texas franchise tax. The gross proceeds from the sales of these securities outside of Texas are included in total revenues/receipts from all sources reported for Texas franchise tax purposes, which results in a reduction in the overall percentage of revenues/receipts apportioned to Texas and subjected to taxation under the Texas franchise tax.

During 2011, the Corporation sold available-for-sale securities with an amortized cost totaling $5.6 billion and realized a net gain of $6.4 million on those sales. With the exception of the sales during the third quarter of 2011 discussed below, these securities were primarily purchased during 2011 and subsequently sold in connection with the Corporation’s aforementioned tax planning strategy related to the Texas franchise tax. During the third quarter of 2011, the Corporation sold available-for-sale securities with an amortized cost totaling $32.6 million and realized a net gain of $6.4 million on those sales. Many of these were longer-duration municipal securities. During 2010, the Corporation sold available-for-sale securities with an amortized cost totaling $10.0 billion and realized a net gain of $6 thousand on those sales. These securities were purchased during 2010 and subsequently sold in connection with the aforementioned tax planning strategy related to the Texas franchise tax.

Other Non-Interest Income. Other non-interest income for 2012 increased $4.3 million, or 16.4% compared to 2011. The increase during 2012 was primarily related to an increase in sundry income from various miscellaneous items (up $2.0 million), mineral interest income (up $1.6 million) and income from securities trading and customer derivative activities (up $1.1 million) partly offset by a decrease in gains on the sale of assets/foreclosed assets (down $982 thousand). The increase in sundry income from various miscellaneous items were partly related to proceeds realized in a settlement totaling $1.4 million and the reversal of a prior contingency accrual totaling $765 thousand. Mineral interest income is related to bonus, rental and shut-in payments and oil and gas royalties received from severed mineral interests on property owned by Main Plaza Corporation, a wholly owned non-banking subsidiary of the Corporation. The increase in income from securities trading and customer derivative activities was primarily related to customer interest rate swap transactions.

Other non-interest income for 2011 decreased $2.4 million, or 8.3%, compared to 2010. Components of other non-interest income with significant decreases included sundry income from various miscellaneous items (down $1.7 million), lease rental income (down $908 thousand), income from municipal bond underwriting discounts/fees (down $729 thousand) and earnings on the cash surrender value of life insurance policies (down $472 thousand). Components of other non-interest income with significant increases included gains on the sale of assets/foreclosed assets (up $1.7 million) and mineral interest income (up $232 thousand).

Non-Interest Expense

The components of non-interest expense were as follows:

	2012	2011	2010

Salaries and wages	$258,752	$252,028	$239,589
Employee benefits	57,635	52,939	52,352
Net occupancy	48,975	46,968	46,166
Furniture and equipment	55,279	51,469	47,651
Deposit insurance	11,087	12,714	20,451
Intangible amortization	3,896	4,387	5,125
Other	139,469	137,593	124,207

Total	$575,093	$558,098	$535,541

Total non-interest expense for 2012 increased $17.0 million, or 3.0%, compared to 2011 while total non-interest expense for 2011 increased $22.6 million, or 4.2%, compared to 2010. Changes in the various components of non-interest expense are discussed below.

Salaries and Wages. Salaries and wages for 2012 increased $6.7 million, or 2.7%, compared to 2011. The increase was primarily related to normal annual merit and market increases, increased commissions related to higher insurance revenues and increased incentive compensation expense partly offset by a decrease in stock-based compensation expense and an increase in cost deferrals related to lending activity.

Salaries and wages for 2011 increased $12.4 million, or 5.2%, compared to 2010. The increase was primarily related to normal annual merit and market increases as well as increases in incentive compensation expense and stock-based compensation expense.

Employee Benefits. Employee benefits expense for 2012 increased $4.7 million, or 8.9%, compared to 2011. The increase during 2012 was primarily related to increases in expenses related to the Corporation’s defined benefit retirement plans (up $3.5 million), medical expense (up $2.1 million) and expenses related to the Corporation’s 401(k) plan (up $652 thousand) partly offset by a decrease in expenses related to the Corporation’s profit sharing plans (down $2.6 million). The decrease in expenses related to the Corporation’s profit sharing plans was related to the termination of the transition contributions that were only applicable to plan years before 2012.

Employee benefits expense for 2011 increased $587 thousand, or 1.1%, compared to 2010. The increase was primarily related to increases in expenses related to payroll taxes (up $595 thousand), medical insurance expense (up $501 thousand) and the Corporation’s 401(k) (up $378 thousand).

The Corporation’s defined benefit retirement and restoration plans were frozen effective as of December 31, 2001 and were replaced by the profit sharing plan. Management believes these actions help reduce the volatility in retirement plan expense. However, the Corporation still has funding obligations related to the defined benefit and restoration plans and could recognize retirement expense related to these plans in future years, which would be dependent on the return earned on plan assets, the level of interest rates and employee turnover. The Corporation recognized net expense related to the defined benefit retirement and restoration plans totaling $3.1 million in 2012 compared to net benefits of $412 thousand in 2011 and $369 thousand in 2010. Future expense/benefits related to these plans is dependent upon a variety of factors, including the actual return on plan assets. The increase in expense related to the Corporation’s defined benefit retirement plan during 2012 compared to 2011 and 2010 was partly related to a decrease in the return on plan assets.

For additional information related to the Corporation’s employee benefit plans, see Note 11 - Employee Benefit Plans in the accompanying notes to consolidated financial statements included elsewhere in this report.

Net Occupancy. Net occupancy expense for 2012 increased $2.0 million, or 4.3%, compared to 2011. The increase was primarily related to increases in lease expense (up $1.1 million), building maintenance and repair expense (up $460 thousand) and depreciation expense related to leasehold improvements (up $371 thousand), among other things. These increases were partly offset by a decrease in utilities expense (down $303 thousand).

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

Furniture and Equipment. Furniture and equipment expense for 2012 increased $3.8 million, or 7.4%, compared to 2011. The increase was primarily related to increases in software maintenance (up $2.1 million), service contracts expense (up $1.2 million) and software amortization (up $589 thousand).

Furniture and equipment expense for 2011 increased $3.8 million, or 8.0%, compared to 2010. The increase was primarily related to increases in software maintenance (up $2.6 million) and software amortization (up $1.2 million) partly offset by a decrease in depreciation on furniture and fixtures (down $404 thousand).

Deposit Insurance. Deposit insurance expense totaled $11.1 million in 2012 compared to $12.7 million in 2011 and $20.5 million in 2010. The decrease in deposit insurance expense during the comparable years was primarily related to a change in the deposit insurance assessment base and a change in the method by which the assessment rate is determined for large financial institutions, which became effective on April 1, 2011. The decrease in 2011 compared to 2010 was also partly related to the Corporation opting out of the Transaction Account Guarantee (“TAG”) component of the Temporary Liquidity Guarantee Program (“TLGP”) effective July 1, 2010. See the discussion regarding deposit insurance included in the section captioned “Supervision and Regulation” included in Item 1. Business elsewhere in this report for further discussion of these matters.

Intangible Amortization. Intangible amortization is primarily related to core deposit intangibles and, to a lesser extent, intangibles related to customer relationships and non-compete agreements. Intangible amortization totaled $3.9 million in 2012 compared to $4.4 million in 2011 and $5.1 million in 2010. The decrease in amortization expense during the comparable years was primarily the result of the completion of amortization of certain intangible assets, as well as a reduction in the annual amortization rate of certain intangible assets as the Corporation uses an accelerated amortization approach which results in higher amortization rates during the earlier years of the useful lives of intangible assets. The decreases in amortization were partly offset by the additional amortization related to intangible assets recorded in connection with the acquisitions of Stone Partners Inc. on January 1, 2012 and Clark Benefit Group on May 1, 2011. See Note 5 - Goodwill and Other Intangible Assets in the accompanying notes to consolidated financial statements included elsewhere in this report.

Other Non-Interest Expense. Other non-interest expense for 2012 increased $1.9 million, or 1.4%, compared to 2011. Components of other non-interest expense with significant increases during 2012 included professional services expense (up $2.5 million), travel/meals and entertainment (up $1.6 million), advertising/promotions expense (up $1.2 million), amortization of net deferred costs related to loan commitments (up $925 thousand) and Visa check card expense (up $726 thousand). The increase in advertising/promotions expense is partly related to the Corporation’s branding arrangement to be the exclusive cash-machine provider for Valero Corner Stores in Texas. The increase in the amortization of net deferred costs related to loan commitments is primarily related to an increase in commitments outstanding. The increases in the aforementioned items were partly offset by decreases in donation expense (down $2.5 million), sundry losses from various miscellaneous items (down $2.0 million), losses on the sale/write-down of assets/foreclosed assets (down $994 thousand) examination fees (down $642 thousand), property taxes on foreclosed assets (down $623 thousand) and sub-advisor investment management fees related to Frost Investment Advisors, LLC, (down $459 thousand).

Other non-interest expense for 2011 increased $13.4 million, or 10.8%, compared to 2010. Components of other non-interest expense with significant increases during 2011 included advertising/promotions expense (up $7.5 million), donation expense (up $2.2 million), web-site maintenance and enhancement expense (up $2.1 million), Visa check card expense (up $1.2 million), travel expense (up $896 thousand), sub-advisor investment management fees related to Frost Investment Advisors, LLC, (up $808 thousand) and losses on the sale/write-down of assets (up $747 thousand). The increase in advertising/promotions expense is primarily related to a new, expanded marketing campaign that began during the first quarter of 2011. The increases in the aforementioned items were partly offset by decreases in losses on the sale/write-down of foreclosed assets (down $1.2 million), amortization of net deferred costs related to loan commitments (down $1.2 million), property taxes on foreclosed assets (down $955 thousand), professional service expense (down $990 thousand) and Federal Reserve service charges (down $536 thousand).

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

	2012	2011	2010

Banking	$229,312	$216,419	$210,351
Frost Wealth Advisors	14,198	9,050	7,624
Non-Banks	(5,558)	(7,934)	(9,211)

Consolidated net income	$237,952	$217,535	$208,764

Banking

Net income for 2012 increased $12.9 million, or 6.0%, compared to 2011. The increase was primarily the result of a $17.4 million decrease in the provision for loan losses, a $17.2 million increase in net interest income and a $2.2 million decrease in income tax expense partly offset by a $16.2 million increase in non-interest expense and a $7.8 million decrease in non-interest income. Net income for 2011 increased $6.1 million, or 2.9%, compared to 2010. The increase was primarily the result of an $18.1 million increase in net interest income, a $16.2 million decrease in the provision for loan losses and a $2.1 million increase in non-interest income partly offset by a $19.7 million increase in non-interest expense and a $10.6 million increase in income tax expense.

Net interest income for 2012 increased $17.2 million, or 2.9%, compared to 2011 while net interest income for 2011 increased $18.1 million, or 3.2%, compared to 2010. The increases primarily resulted from increases in the average volume of interest-earning assets partly offset by decreases in the net interest margin. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.

The provision for loan losses for 2012 totaled $10.1 million compared to $27.5 million in 2011 and $43.6 million in 2010. See the analysis of the provision for loan losses included in the section captioned “Allowance for Loan Losses” included elsewhere in this discussion.

Non-interest income for 2012 decreased $7.8 million, or 4.0%, and compared to 2011. The decreases were primarily due to decreases in interchange and debit card transaction fees, service charges on deposit accounts and the net gain on securities transactions partly offset by increases in insurance commissions and fees, other charges, commissions and fees and other non-interest income. The decrease in interchange and debit card transaction fees was primarily related to new rules, effective on October 1, 2011, that significantly reduced the interchange fees that may be charged. The decrease in service charges on deposit accounts was related to decreases in service charges on commercial accounts and in overdraft/insufficient funds charges on both consumer and commercial accounts. The increase in insurance commissions was partly due to an increase in employee benefit commissions and fees and an increase in property and casualty commissions. The increase in other charges, commissions and fees was related to increases in human resources consulting revenues, referral fees from the Corporation’s merchant services payment processor, unused balance fees on loan commitments and service charges on funds transfers, among other things. The increase in other non-interest income was primarily related to increases in sundry income from various miscellaneous items and income from securities trading and customer derivative activities. See the analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest income for 2011 increased $2.1 million, or 1.1%, compared to 2010. The increase was primarily due to increases in the net gain on securities transactions, other charges, commissions and fees and insurance commissions and fees partly offset by decreases in service charges on deposit accounts, other non-interest income and interchange and debit card transaction fees. The increase in the net gain on securities transactions was primarily related to the sale of $32.6 million of certain longer-duration securities during the third quarter of 2011 on which the Banking segment realized a $6.4 million gain. The increase in other charges commissions and fees was primarily related to increases in loan and lease processing fees, investment banking fees related to corporate advisory services and unused balance fees on loan commitments. The decrease in service charges on deposit accounts was primarily related to decreases in overdraft/insufficient funds charges and service charges on both consumer and commercial accounts The decrease in other non-interest income was primarily related to decreases in sundry income from various miscellaneous items, lease rental income, income from municipal bond underwriting discounts/fees and earnings on cash surrender value of life insurance policies. The decrease in interchange and debit card transaction fees was primarily related to new rules, effective on October 1, 2011, that significantly reduced the interchange fees that may be charged. See the analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for 2012 increased $16.2 million, or 3.4%, compared to the 2011. The increase during 2012 was primarily related to increases in salaries and wages, employee benefits, furniture and equipment expense, occupancy expense and other non-interest expense partly offset by a decrease in deposit insurance expense and intangible amortization. The increase in salaries and wages was primarily related to normal annual merit and market increases, increased commissions related to higher insurance revenues and increased incentive compensation partly offset by a decrease in stock-based compensation expense and an increase in cost deferrals related to lending activity. The increase in employee benefits expense was primarily related to increases in expenses related to the Corporation’s defined benefit retirement and 401(k) plans and medical expense partly offset by a decrease in expense related to the Corporation’s profit sharing plans. The increase in furniture and equipment expense was due to increases in software maintenance, service contract expenses and software amortization. The increase in net occupancy expense was due to increases in lease expense, building maintenance and repair expense and depreciation expense related to leasehold improvements. The increase in other non-interest expense was related to increases in professional services expense, travel/meals and entertainment, advertising/promotions expense and amortization of net deferred costs related to loan commitments, among other things, as well as increases in overhead cost allocations. The decrease in deposit insurance expense was primarily related to a change in the deposit insurance assessment base and a change in the method by which the assessment rate is determined for large financial institutions which became effective on April 1, 2011. See the analysis of these items included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

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

Income tax expense for 2012 decreased $2.2 million, or 3.1%, compared to 2011. The decrease was primarily due to the correction, during the third quarter of 2011, of an under-accrual of taxes that resulted from incorrectly deducting premium amortization on municipal securities for federal income tax purposes since 2008. See the section captioned “Income Taxes” included elsewhere in this discussion.

Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $40.6 million during 2012 compared to $36.0 million in 2011 and $34.6 million in 2010. Insurance commission revenues increased $4.6 million, or 12.7%, during 2012 compared to 2011 and increased $1.4 million, or 4.1%, during 2011 compared to 2010. See the analysis of insurance commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Frost Wealth Advisors

Net income for 2012 increased $5.1 million, or 56.9%, compared to 2011. The increase was primarily due to a $4.9 million increase in non-interest income, a $1.7 million increase in net interest income and a $1.4 million decrease in non-interest expense partly offset by a $2.8 million increase in income tax expense. Net income for 2011 increased $1.4 million, or 18.7%, compared to 2010. The increase was primarily due to a $5.9 million increase in non-interest income partly offset by a $3.8 million increase in non-interest expense and a $772 thousand increase in income tax expense.

Net interest income 2012 increased $1.7 million, or 26.7%, compared to 2011. The increase in net interest income was due to an increase in the average volume of funds provided due to an increase in the average volume of Frost Wealth Advisor’s repurchase agreements combined with an increase in the funds transfer price received for providing those funds. Net interest income for 2011 increased $52 thousand, or 0.8%, compared to 2010. The increase was due to an increase in the average volume of funds provided due to an increase in the average volume of Frost Wealth Advisor’s repurchase agreements partly offset by a decrease in the funds transfer price received for funds provided to the Corporation.

Non-interest income for 2012 increased $4.9 million, or 5.3%, compared to 2011. The increase was primarily due to increases in trust and investment management fees (up $5.2 million) partly offset by decreases in other charges, commissions and fees (down $228 thousand). Non-interest income for 2011 increased $5.9 million, or 6.9%, compared to 2010. The increase was primarily due to increases in trust and investment management fees (up $6.2 million) and other charges, commissions and fees (up $123 thousand) partly offset by a decrease in other non-interest income (down $402 thousand).

Trust and investment management fee income is the most significant income component for Frost Wealth Advisors. Investment fees are the most significant component of trust and investment management fees, making up approximately 66%, 68% and 69% of total trust and investment management fees in 2012, 2011 and 2010, respectively. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. The increase in trust and investment management fee income during 2012 compared to 2011 was primarily the result of an increase in trust investment fees, oil and gas trust management fees, custody fees, securities lending income, estate fees and mutual fund and investment management fees. The increase in trust and investment fee income during 2011 compared to 2010 was primarily the result of increases in trust investment fees, mutual fund and investment management fees, securities lending income, custody fees, real estate fees and estate fees. See the analysis of trust and investment management fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

The decrease in other charges, commissions and fees during 2012 compared to 2011 was primarily due to a decrease in income related to the sale of annuities partly offset by an increase in income from the sale of mutual funds. The increase in other charges, commissions and fees during 2011 compared to 2010 was primarily due to increases in income related to the sale of annuities and mutual funds and brokerage commissions partly offset by a decrease in commission income related to the sale of money market accounts.

Non-interest expense for 2012 decreased $1.4 million, or 1.6%, compared to 2011. The decrease was primarily due to a decrease in other non-interest expense (down $2.4 million) partly offset by increases in salaries and wages and employee benefits (up $909 thousand on a combined basis). The decrease in other non-interest expense was related to decreases in various overhead cost allocations as well as decreases in sundry losses from various miscellaneous items and sub-advisor investment management fees related to Frost Investment Advisors, LLC, among other things. The increases in salaries and wages and employee benefits were primarily related to normal annual merit and market increases as well as increases in medical insurance and retirement plan expense.

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

Non-Banks

The net loss for the Non-Banks operating segment for 2012 decreased $2.4 million, or 29.9%, compared to 2011. The decrease in the net loss was primarily due to a $4.2 million decrease in net interest expense and a $1.7 million increase in non-interest income partly offset by a $2.2 million increase in non-interest expense and a $1.3 million decrease in the net income tax benefit. The decrease in net interest expense was related to a decrease in the interest rate paid on the Corporation’s $100 million fixed-to-floating rate subordinated notes, which changed to a floating interest rate during the first quarter of 2012. The increase in non-interest income was primarily related to increased mineral interest income related to bonus, rental and shut-in payments and oil and gas royalties received from severed mineral interests on property owned by Main Plaza Corporation, a wholly-owned non-banking subsidiary of the Corporation. The increase in non-interest expense was partly related to non-recurring write-downs of certain equipment assets totaling $903 thousand in 2012 as well as increases in professional services expense, travel expense and directors fees.

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

Income Taxes

The Corporation recognized income tax expense of $70.5 million, for an effective tax rate of 22.9%, in 2012 compared to $68.7 million, for an effective tax rate of 24.0%, in 2011 and $57.6 million, for an effective rate of 21.6%, in 2010. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies. The higher effective tax rate for 2011 was primarily due to the correction, during the third quarter of 2011, of an under-accrual of taxes that resulted from incorrectly deducting premium amortization on municipal securities for federal income tax purposes since 2008. As a result, the Corporation recognized additional income tax expense totaling $4.1 million, which included interest, related to the 2010, 2009 and 2008 tax years. Excluding the effect of the correction related to prior year amounts, the Corporation’s effective tax rate would have been 22.6% for 2011.

Sources and Uses of Funds

The following table illustrates, during the years presented, the mix of the Corporation’s funding sources and the assets in which those funds are invested as a percentage of the Corporation’s average total assets for the period indicated. Average assets totaled $20.8 billion in 2012 compared to $18.6 billion in 2011 and $17.2 billion in 2010.

	2012	2011	2010

Sources of Funds:
Deposits:
Non-interest-bearing	33.7%	30.9%	29.2%
Interest-bearing	49.3	51.1	52.5
Federal funds purchased and repurchase agreements	2.9	3.2	2.8
Long-term debt and other borrowings	1.1	1.7	2.2
Other non-interest-bearing liabilities	1.6	1.4	1.5
Equity capital	11.4	11.7	11.8

Total	100.0%	100.0%	100.0%

Uses of Funds:
Loans	40.6%	43.3%	47.3%
Securities	42.9	33.5	30.3
Federal funds sold, resell agreements and interest-bearing deposits	7.8	13.5	11.6
Other non-interest-earning assets	8.7	9.7	10.8

Total	100.0%	100.0%	100.0%

Deposits continue to be the Corporation’s primary source of funding. Average deposits increased $2.1 billion, or 13.6% in 2012 compared to 2011 and $1.2 billion, or 8.4% in 2011 compared to 2010. Non-interest-bearing deposits remain a significant source of funding, which has been a key factor in maintaining the Corporation’s relatively low cost of funds. Average non-interest-bearing deposits totaled 40.6% of total average deposits in 2012 compared to 37.7% in 2011, and 35.8% in 2010. The Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. Although the ultimate impact of this legislation on the Corporation has not yet been determined, the Corporation may begin to incur interest costs associated with demand deposits in the future as market conditions warrant, in which case, the relative proportion of non-interest-bearing deposits to total deposits would be expected to decrease.

The Corporation primarily invests funds in loans and securities. Loans continue to be a large component of the Corporation’s mix of invested assets despite decreasing balances in previous years. Average loans increased $413.9 million, or 5.1% in 2012 compared to 2011 and decreased $82.2 million, or 1.0% in 2011 compared to 2010. Average securities increased $2.7 billion, or 44.0% in 2012 compared to 2011 and increased $998.6 million, or 19.2% in 2011 compared to 2010. The increase in average securities during the comparable years was primarily funded by deposit growth and, in 2012, excess liquidity. Average federal funds sold, resell agreements and interest-bearing deposits decreased $899.1 million in 2012 compared to 2011 and increased $519.2 million in 2011 compared to 2010.

Loans

Year-end loans were as follows:

	2012	Percentage of Total	2011	2010	2009	2008

Commercial and industrial:
Commercial	$4,357,100	47.2%	$3,553,989	$3,479,349	$3,577,758	$3,950,648
Leases	278,535	3.0	193,412	186,443	197,605	205,290
Asset-based	192,977	2.1	169,466	122,866	117,213	85,865

Total commercial and industrial	4,828,612	52.3	3,916,867	3,788,658	3,892,576	4,241,803
Commercial real estate:
Commercial mortgages	2,495,481	27.1	2,383,479	2,374,542	2,327,471	2,250,442
Construction	608,306	6.6	434,870	593,273	659,459	755,704
Land	216,008	2.3	202,478	234,952	259,200	346,591

Total commercial real estate	3,319,795	36.0	3,020,827	3,202,767	3,246,130	3,352,737
Consumer real estate:
Home equity loans	310,675	3.4	282,244	275,806	289,535	320,220
Home equity lines of credit	186,522	2.0	191,960	186,465	166,441	122,608
1-4 family residential mortgages	38,323	0.4	45,943	57,877	66,351	79,446
Construction	17,621	0.2	17,544	23,565	30,325	55,947
Other	224,206	2.4	225,118	254,551	275,780	266,862

Total consumer real estate	777,347	8.4	762,809	798,264	828,432	845,083

Total real estate	4,097,142	44.4	3,783,636	4,001,031	4,074,562	4,197,820
Consumer and other:
Consumer installment	311,310	3.4	301,518	319,384	346,255	349,641
Student loans held for sale	-	-	-	-	24,201	28,889
Other	8,435	0.1	11,018	28,234	52,406	53,662

Total consumer and other	319,745	3.5	312,536	347,618	422,862	432,192
Unearned discounts	(21,651)	(0.2)	(17,910)	(20,287)	(22,220)	(27,733)

Total	$9,223,848	100.0%	$7,995,129	$8,117,020	$8,367,780	$8,844,082

Overview. Year-end total loans increased $1.2 billion, or 15.4% during 2012 compared to 2011. The Corporation generally stopped originating 1-4 family residential mortgage loans in 2000, and as such, this portfolio is excluded when analyzing the growth of the loan portfolio. Student loans are similarly excluded because the Corporation primarily originated these loans for resale. Accordingly, student loans were classified as held for sale. During 2008, the Corporation elected to discontinue the origination of student loans for resale, aside from previously outstanding commitments. All remaining student loans were sold during the second quarter of 2010. Excluding 1-4 family residential mortgages and student loans, year-end loans increased $1.2 billion, or 15.6% during 2012 compared to 2011, decreased $110.0 million, or 1.4% during 2011 compared to 2010, decreased $218.1 million, or 2.6%, during 2010 compared to 2009, and decreased $458.5 million, or 5.3%, during 2009 compared to 2008.

The majority of the Corporation’s loan portfolio is comprised of commercial and industrial loans and real estate loans. Commercial and industrial loans made up 52.3% and 49.0% of total loans at December 31, 2012 and 2011 while real estate loans made up 44.4% and 47.3% of total loans at December 31, 2012 and 2011. Real estate loans include both commercial and consumer balances.

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

Commercial and Industrial Loans. Commercial and industrial loans increased $911.7 million, or 23.3%, from $3.9 billion at December 31, 2011 to $4.8 billion at December 31, 2012. At December 31, 2012, commercial and industrial loans included $95.3 million related to an overdraft by a correspondent bank customer. The overdraft cleared subsequent to year-end. Excluding the effect of this overdraft, commercial and industrial loans increased $816.5 million, or 20.8%, in 2012 compared to 2011. The Corporation’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Corporation’s loan policy guidelines. The commercial and industrial loan portfolio also includes the commercial lease and asset-based lending portfolios as well as purchased shared national credits (“SNCs”), which are discussed in more detail below.

Industry Concentrations. As of December 31, 2012 and 2011, other than energy loans, there were no concentrations of loans within any single industry in excess of 10% of total loans, as segregated by Standard Industrial Classification code (“SIC code”). The SIC code is a federally designed standard industrial numbering system used by the Corporation to categorize loans by the borrower’s type of business. The following table summarizes the industry concentrations of the Corporation’s loan portfolio, as segregated by SIC code. Industry concentrations are stated as a percentage of year-end total loans as of December 31, 2012 and 2011:

	2012	2011

Industry concentrations:
Energy	11.7%	10.9%
Public finance	6.3	5.5
Medical services	5.7	6.8
Manufacturing, other	3.1	2.8
General and specific trade contractors	3.0	3.0
Services	2.9	3.0
Religion	2.8	2.8
Insurance	2.1	2.4
Transportation	2.1	1.7
Automobile dealers	2.0	1.3
Legal services	1.8	2.2
All other (35 categories in 2012 and 2011)	56.5	57.6

Total loans	100.0%	100.0%

The Corporation’s largest concentration in any single industry is in energy. Year-end energy loans were as follows:

	2012	2011

Energy loans:
Production	$765,424	$683,795
Service	242,448	126,496
Manufacturing	50,721	40,265
Traders	20,126	16,768
Refining	4,467	3,262

Total energy loans	$1,083,186	$870,586

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

	2012			2011
	Number of Relationships	Period-End Balances		Number of Relationships	Period-End Balances
		Committed	Outstanding		Committed	Outstanding
Large credit relationships:
$20.0 million and greater	149	$5,539,527	$2,986,522	137	$4,625,356	$2,132,286
$10.0 million to $19.9 million	170	2,343,440	1,295,147	140	1,960,852	1,127,865

The average commitment per large credit relationship in excess of $20.0 million totaled $37.2 million at December 31, 2012 and $33.8 million at December 31, 2011. The average outstanding balance per large credit relationship with a commitment in excess of $20.0 million totaled $20.0 million at December 31, 2012 and $15.6 million at December 31, 2011. The average commitment per large credit relationship between $10.0 million and $19.9 million totaled $13.8 million at December 31, 2012 and $14.0 million at December 31, 2011. The average outstanding balance per large credit relationship with a commitment between $10 million and $19.9 million totaled $7.6 million at December 31, 2012 and $8.1 million at December 31, 2011.

Purchased Shared National Credits. Purchased SNCs are participations purchased from upstream financial organizations and tend to be larger in size than the Corporation’s originated portfolio. The Corporation’s purchased SNC portfolio totaled $628.0 million at December 31, 2012 increasing $90.6 million, or 16.9%, from $537.4 million at December 31, 2011. At December 31, 2012, 66.6% of outstanding purchased SNCs was related to the energy industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the commercial and industrial portfolio, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of the Corporation’s customers. As a matter of policy, the Corporation generally only participates in SNCs for companies headquartered in or which have significant operations within the Corporation’s market areas. In addition, the Corporation must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes. The following table provides additional information about certain credits within the Corporation’s purchased SNCs portfolio as of year-end.

	2012			2011
	Number of Relationships	Period-End Balances		Number of Relationships	Period-End Balances
		Committed	Outstanding		Committed	Outstanding

Purchased shared national credits:
$20.0 million and greater	37	$1,194,902	$465,975	36	$1,024,373	$382,356
$10.0 million to $19.9 million	17	233,262	145,081	16	224,141	132,163

Real Estate Loans. Real estate loans totaled $4.1 billion at December 31, 2012 increasing $313.5 million, or 8.3%, compared to $3.8 billion at December 31, 2011. Commercial real estate loans totaled $3.3 billion, or 81.0% of total real estate loans, at December 31, 2012 and $3.0 billion, or 79.8% of total real estate loans, at December 31, 2011. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. The Corporation’s primary focus for the commercial real estate portfolio has been growth in loans secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan.

The following tables summarize the Corporation’s commercial real estate loan portfolio, as segregated by (i) the type of property securing the credit and (ii) the geographic region in which the loans were originated. Property type concentrations are stated as a percentage of year-end total commercial real estate loans as of December 31, 2012 and 2011:

	2012	2011

Property type:
Office building	16.7%	17.4%
Office/warehouse	15.5	15.8
Medical offices and services	9.8	9.7
Religious	7.5	7.3
Retail	7.1	4.9
Non-farm/non-residential	7.1	7.8
1-4 family	4.3	3.8
Multifamily	4.2	4.0
All other	27.8	29.3

Total commercial real estate loans	100.0%	100.0%

Geographic region:
San Antonio	24.9%	23.9%
Fort Worth	24.7	25.8
Houston	19.6	19.9
Dallas	10.2	8.3
Austin	9.9	10.9
Rio Grande Valley	6.1	6.5
Corpus Christi	4.6	4.7

Total commercial real estate loans	100.0%	100.0%

Consumer Loans. The consumer loan portfolio, including all consumer real estate, increased $24.3 million, or 2.3%, from December 31, 2011. As the following table illustrates, the consumer loan portfolio has two distinct segments, including consumer real estate and consumer installment.

	2012	2011

Consumer real estate:
Home equity loans	$310,675	$282,244
Home equity lines of credit	186,522	191,960
1-4 family residential mortgages	38,323	45,943
Construction	17,621	17,544
Other	224,206	225,118

Total consumer real estate	777,347	762,809
Consumer installment	311,310	301,518

Total consumer loans	$1,088,657	$1,064,327

Consumer real estate loans, increased $14.5 million, or 1.9%, from December 31, 2011. Combined, home equity loans and lines of credit made up 64.0% and 62.2% of the consumer real estate loan total at December 31, 2012 and 2011, respectively. The Corporation offers home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans. In general, the Corporation no longer originates 1-4 family mortgage loans, however, from time to time, the Corporation may invest in such loans to meet the needs of its customers.

The consumer installment loan portfolio primarily consists of automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents, and other similar types of credit facilities.

As previously stated, the Corporation discontinued the origination of student loans for resale, aside from previously outstanding commitments, during 2008 and sold all remaining student loans during 2010. Student loans were primarily originated for resale on the secondary market and classified as “held for sale” though included in total loans in the consolidated balance sheet. Student loans were generally sold on a non-recourse basis after the deferment period ended; however, from time to time, the Corporation sold such loans prior to the end of the deferment period. The Corporation sold approximately $23.5 million of student loans during 2010.

Foreign Loans. The Corporation makes U.S. dollar-denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at December 31, 2012 or 2011.

Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table presents the maturity distribution of the Corporation’s loans, excluding 1-4 family residential real estate loans and unearned discounts, at December 31, 2012. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate or LIBOR.

	Due in One Year or Less	After One, but Within Five Years	After Five Years	Total

Commercial and industrial	$2,358,846	$2,009,546	$460,220	$4,828,612
Real estate construction	213,636	293,233	119,058	625,927
Commercial real estate and land	355,899	1,290,661	1,064,929	2,711,489
Consumer and other	178,250	187,144	675,754	1,041,148

Total	$3,106,631	$3,780,584	$2,319,961	$9,207,176

Loans with fixed interest rates	$1,054,369	$1,230,180	$1,273,737	$3,558,286
Loans with floating interest rates	2,052,262	2,550,404	1,046,224	5,648,890

Total	$3,106,631	$3,780,584	$2,319,961	$9,207,176

The Corporation generally structures commercial loans with shorter-term maturities in order to match the Corporation’s funding sources and to enable the Corporation to effectively manage the loan portfolio by providing the flexibility to respond to liquidity needs, changes in interest rates and changes in underwriting standards and loan structures, among other things. Due to the shorter-term nature of such loans, from time to time and in the ordinary course of business, the Corporation will renew/extend maturing lines of credit or refinance existing loans at their maturity dates. These renewals, extensions and refinancings are made in the ordinary course of business for customers that meet the Corporation’s normal level of credit standards. Such borrowers typically request renewals to support their on-going working capital needs to finance their operations. Such borrowers are not experiencing financial difficulties and generally could obtain similar financing from another financial institution. In connection with each renewal, extension or refinancing, the Corporation may require a principal reduction, adjust the rate of interest and/or modify the structure and other terms to reflect the current market pricing/structuring for such loans or to maintain competitiveness with other financial institutions. In such cases, the Corporation does not generally grant concessions, and, except for those reported in Note 3 - Loans, any such renewals, extensions or refinancings that occurred during the reported periods were not deemed to be troubled debt restructurings pursuant to applicable accounting guidance. During 2012, renewals, extensions and refinancings of commercial and industrial loans totaled approximately $1.4 billion while renewals, extensions and refinancings of commercial real estate and construction loans totaled approximately $432.3 million. Due to the shorter-term structuring of the Corporation’s loan portfolio, some loans may renew multiple times in a given year as a result of general customer practice and need. Loans exceeding $1.0 million undergo a complete underwriting process at each renewal.

Non-Performing Assets and Potential Problem Loans

Non-Performing Assets. Year-end non-performing assets and accruing past due loans were as follows:

	2012	2011	2010	2009	2008

Non-accrual loans:
Commercial and industrial	$46,308	$43,874	$60,408	$82,219	$27,123
Real estate	42,504	49,736	76,270	63,926	36,764
Consumer and other	932	728	462	722	1,287

Total non-accrual loans	89,744	94,338	137,140	146,867	65,174
Restructured loans	-	-	-	-	-
Foreclosed assets:
Real estate	15,152	26,608	27,339	33,305	12,312
Other	350	-	471	7	554

Total foreclosed assets	15,502	26,608	27,810	33,312	12,866

Total non-performing assets	$105,246	$120,946	$164,950	$180,179	$78,040

Ratio of non-performing assets to:
Total loans and foreclosed assets	1.14%	1.51%	2.03%	2.14%	0.88%
Total assets	0.46	0.60	0.94	1.11	0.52
Accruing past due loans:
30 to 89 days past due	$35,969	$42,463	$55,045	$90,173	$102,053
90 or more days past due	6,994	17,417	26,922	23,911	19,751

Total accruing past due loans	$42,963	$59,880	$81,967	$114,084	$121,804

Ratio of accruing past due loans to total loans:
30 to 89 days past due	0.39%	0.53%	0.68%	1.08%	1.16%
90 or more days past due	0.08	0.22	0.33	0.28	0.22

Total accruing past due loans	0.47%	0.75%	1.01%	1.36%	1.38%

Non-performing assets include non-accrual loans and foreclosed assets. Non-performing assets at December 31, 2012 decreased $15.7 million from December 31, 2011. While down significantly in 2012, in general, the level of non-performing assets in recent years is reflective of the weaker economic conditions which began in the latter part of 2008. Non-accrual commercial and industrial loans included three credit relationships in excess of $5 million totaling $27.8 million at December 31, 2012 and two credit relationships in excess of $5 million totaling $17.3 million at December 31, 2011. Non-accrual real estate loans primarily consist of land development, 1-4 family residential construction credit relationships and loans secured by office buildings and religious facilities. Non-accrual commercial real estate loans included two credit relationship in excess of $5 million totaling $18.2 million at December 31, 2012 and one credit relationship in excess of $5 million totaling $5.8 million at December 31, 2011. Approximately $15.0 million of the non-accrual commercial and industrial loans and $12.6 million of the non-accrual commercial real estate loans at December 31, 2012 pertained to the same customer.

Non-performing assets at December 31, 2011 decreased $44.0 million from December 31, 2010. Non-accrual commercial loans included two credit relationships in excess of $5 million totaling $17.3 million at December 31, 2011 and three credit relationships in excess of $5 million totaling $25.8 million at December 31, 2010. Non-performing assets at December 31, 2010 decreased $15.2 million from December 31, 2009. Non-accrual commercial and industrial loans included three credit relationships in excess of $5 million totaling $37.6 million at December 31, 2009. Non-accrual commercial and industrial and real estate loans also included $6.5 million and $16.3 million in loans to certain Mexican borrowers at December 31, 2010 and December 31, 2009, respectively, primarily related to deterioration in the U.S. dollar exchange rate of the Mexican peso. Non-performing assets at December 31, 2009 increased $102.1 million from December 31, 2008. The increase in non-accrual commercial and industrial loans was partly related to the addition of two credit relationships with an aggregate total of $31.4 million. Non-accrual commercial and industrial and real estate loans at December 31, 2009 also included the aforementioned $16.3 million in loans to certain Mexican borrowers. The increase in non-accrual real estate loans was primarily related to land development and 1-4 family residential construction credit relationships. The increase in non-performing assets was primarily related to land development and 1-4 family residential construction credit relationships. The increase was reflective of the deterioration of economic conditions during 2008, as well as overall growth in the loan portfolio.

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

Foreclosed assets represent property acquired as the result of borrower defaults on loans. Foreclosed assets are recorded at estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for loan losses. Regulatory guidelines require the Corporation to reevaluate the fair value of foreclosed assets on at least an annual basis. The Corporation’s policy is to comply with the regulatory guidelines. Write-downs are provided for subsequent declines in value and are included in other non-interest expense along with other expenses related to maintaining the properties. During 2012 and 2011, foreclosed assets, particularly among certain classes of property (primarily land), experienced significant deterioration in fair values as a result of the prevailing weaker economic conditions. Write-downs of foreclosed assets totaled $2.1 million and $2.8 million, during 2012 and 2011, respectively. During 2012, the Corporation recognized write-downs on 33 different properties/relationships with the average write-down totaling $63 thousand and the largest individual write-down totaling $575 thousand. The weighted-average percentage write-down was 17.3%. During 2011, the Corporation recognized write-downs on 29 different properties/relationships with the average write-down totaling $96 thousand and the largest individual write-down totaling $689 thousand. The weighted-average percentage write-down was 30.3%. There were no significant concentrations of any properties, to which the aforementioned write-downs relate, in any single geographic region.

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At December 31, 2012 and 2011, the Corporation had $10.7 million and $42.6 million in loans of this type which are not included in either of the non-accrual or 90 days past due loan categories. At December 31, 2012, potential problem loans consisted of six credit relationships. Of the total outstanding balance at December 31, 2012, 27.0% related to a customer in the broadcasting industry, 25.6% related to two customers with commercial real estate properties and 19.4% related to a customer in manufacturing. Weakness in these companies’ operating performance has caused the Corporation to heighten the attention given to these credits.

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

The table below provides an allocation of the year-end allowance for loan losses by loan type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. Prior to 2012, certain general valuation allowances were not allocated to specific loan portfolio segments and were included in unallocated allowances. See Note 3 - Loans for details of amounts allocated to specific portfolio segments.

	2012		2011		2010		2009		2008

	Allowance for Loan Losses	Percentage of Loans in each Category to Total Loans	Allowance for Loan Losses	Percentage of Loans in each Category to Total Loans	Allowance for Loan Losses	Percentage of Loans in each Category to Total Loans	Allowance for Loan Losses	Percentage of Loans in each Category to Total Loans	Allowance for Loan Losses	Percentage of Loans in each Category to Total Loans

Commercial and industrial	$54,164	52.3%	$42,774	49.0%	$57,789	46.7%	$57,394	46.5%	$51,534	48.0%
Commercial real estate	29,346	36.0	20,912	37.8	28,534	39.5	28,514	38.8	25,928	37.9
Consumer real estate	5,252	8.4	3,540	9.5	3,223	9.8	2,560	9.9	3,217	9.6
Consumer and other	3,507	3.3	12,635	3.7	11,974	4.0	16,929	4.8	18,846	4.5
Unallocated	12,184	-	30,286	-	24,796	-	19,912	-	10,719	-

Total	$104,453	100.0%	$110,147	100.0%	$126,316	100.0%	$125,309	100.0%	$110,244	100.0%

As of December 31, 2012, the reserve allocated to commercial and industrial loans increased $11.4 million compared to December 31, 2011. As of December 31, 2012, the reserve allocated to commercial and industrial loans included $6.0 million related to certain general valuation allowances that were previously reported as components of the unallocated portion of the allowance for loan losses (see Note 3 - Loans for details). Excluding the impact of this reclassification of certain general valuation allowances, the reserve allocated to commercial and industrial loans at December 31, 2012 increased $5.4 million from December 31, 2011. The increase was primarily related to increases in historical valuation allowances due to an increase in the volume of non-classified commercial and industrial loans, an increase in allocations for specific loans, an increase in the allocation for distressed industries and an increase in the environmental risk adjustment partly offset by a decrease in classified loans. Classified commercial and industrial loans (loans having a risk grade of 11, 12 or 13) totaled $100.1 million at December 31, 2012 compared to $139.2 million at December 31, 2011. Specific allocations of the allowance for loan losses related to commercial and industrial loans totaled $5.1 million at December 31, 2012 compared to $2.7 million at December 31, 2011. The environmental adjustment factor resulted in additional general valuation allowances for commercial and industrial loans totaling $6.6 million at December 31, 2012, compared to $5.7 million at December 31, 2011. Although the environmental risk adjustment factor at December 31, 2012 decreased compared to December 31, 2011, the dollar amount of the environmental risk adjustment increased compared to December 31, 2011 as a result of an increase in the volume of non-classified commercial and industrial loans. The distressed industries allocation related to commercial and industrial loans totaled $5.9 million at December 31, 2012 and $4.1 million at December 31, 2011. As more fully discussed in Note 3 - Loans in the accompanying notes to consolidated financial statements, the distressed industries allocation was added to the Corporation’s methodology for the determination of reserves allocated to specific loan portfolio segments in the fourth quarter of 2011.

As of December 31, 2012, the reserve allocated to commercial real estate loans increased $8.4 million compared to December 31, 2011. The reserve allocated to commercial real estate loans included $5.7 million related to certain general valuation allowances that were previously reported as components of the unallocated portion of the allowance for loan losses (see Note 3 - Loans for details). Excluding the impact of this reclassification of certain general valuation allowances, the reserve allocated to commercial real estate loans at December 31, 2012 increased $2.8 million compared to December 31, 2011. The increase was primarily related to an increase in allocations for specific loans, an increase in historical valuation allowances due to an increase in the volume of non-classified commercial real estate loans and an increase in the allocation for distressed industries partly offset by the effect of a decrease in classified loans. The allowance allocated to commercial real estate loans at December 31, 2012 was also impacted by a decrease in the historical loss allocation factors applied to certain categories of non-classified and classified commercial real estate loans compared to the historical loss allocation factors used in 2011. Classified commercial real estate loans totaled $118.1 million at December 31, 2012 compared to $180.0 million at December 31, 2011. Specific allocations of the allowance for loan losses related to commercial real estate loans totaled $3.1 million at December 31, 2012 and $1.1 million at December 31, 2011. The environmental adjustment factor resulted in additional general valuation allowances for commercial real estate loans totaling $3.7 million at both December 31, 2012 and 2011. Although the environmental risk adjustment factor at December 31, 2012 decreased compared to December 31, 2011, the dollar amount of the environmental risk adjustment was flat compared to December 31, 2011 as a result of an increase in the volume of non-classified commercial real estate loans. The distressed industries allocation related to commercial real estate loans totaled $1.2 million at December 31, 2012 and $922 thousand at December 31, 2011.

The reserve allocated to consumer real estate loans at December 31, 2012 increased $1.7 million compared to December 31, 2011. The reserve allocated to consumer real estate loans included $1.6 million related to certain general valuation allowances that were previously reported as components of the unallocated portion of the allowance for loan losses (see Note 3 - Loans for details). Excluding the impact of this reclassification of certain general valuation allowances, the reserve allocated to consumer real estate loans at December 31, 2012 did not significantly fluctuate compared to December 31, 2011. An increase in the level of allowance required for consumer real estate loans resulted from the impact of increases in historical valuation allowances due to an increase in the volume of non-classified consumer real estate loans and the effect of an increase in the historical loss allocation factor applied to pass-grade loans at December 31, 2012 compared to the historical loss allocation factors used in 2011. A decrease in the level of allowance required for consumer real estate loans resulted from the effect of decreases in certain categories of classified loans and watch/special mention grade loans, the effect of decreases in the historical loss allocation factors applied to certain categories of classified loans and watch/special mention grade loans at December 31, 2012 compared to the historical loss allocation factors used in 2011, a decrease in allocations for specific loans compared to December 31, 2011 and a decrease in the environmental risk adjustment compared to December 31, 2011. As the impact of factors requiring an increase in the level of allowance required for consumer real estate loans were for the most part offset by the impact of factors requiring a decrease in the level of allowance required for consumer real estate loans, the reserve allocated to consumer real estate loans did not significantly fluctuate.

The reserve allocated to consumer and other loans at December 31, 2012 decreased $9.1 million compared to December 31, 2011. As of December 31, 2012, the reserve allocated to consumer and other loans included a reduction of $5.7 million related to certain general valuation allowances that were previously reported as components of the unallocated portion of the allowance for loan losses (see Note 3 - Loans for details). Excluding the impact of this reclassification of certain general valuation allowances, the reserve allocated to consumer and other loans at December 31, 2012 decreased $3.5 million compared to December 31, 2011. The decrease was primarily related to a decrease in the historical loss allocation factor applied to consumer and other loans combined with a decrease in the environmental risk adjustment factor partly offset by the effect of an increase in the volume of consumer and other loans.

The unallocated portion of the allowance for loan losses represents certain general valuation allowances that are not allocated to specific loan portfolio segments. See Note 3 - Loans in the accompanying notes to consolidated financial statements for information regarding the components of the unallocated portion of the allowance. The unallocated portion of the allowance for loan losses at December 31, 2012 decreased $18.1 million compared to December 31, 2011. Excluding certain general valuation allowances that were reclassified to specific loan portfolio segments, as discussed above, the unallocated portion of the allowance for loan losses at December 31, 2012 would have decreased $9.4 million compared to December 31, 2011 primarily due to a decrease in the allocation for general macroeconomic risk, down $9.8 million at December 31, 2012 compared to December 31, 2011. The decrease in the allocation for general macroeconomic risk is reflective of improving trends in certain components of the Texas Leading Index and an improved outlook on the credit quality of the Corporation’s loan portfolio.

During 2011, the reserve allocated to commercial and industrial loans and commercial real estate loans decreased $15.0 million and $7.6 million, respectively, compared to 2010 primarily due to decreases in the level of classified loans and allocations for specific loans. Classified commercial and industrial loans and commercial real estate loans totaled $139.2 million and $180.0 million, respectively, at December 31, 2011 compared to $198.3 million and $213.6 million, respectively at December 31, 2010. Specific allocations of the allowance for loan losses related to commercial and industrial loans and commercial real estate loans totaled $2.7 million and $1.1 million, respectively, at December 31, 2011 compared to $9.1 million and $4.4 million, respectively, at December 31, 2010. The decreases in reserves allocated to commercial and industrial and commercial real estate loans were also partly due to decreases in the historical loss allocation factors applied to non-classified loans in these loan categories. The base historical loss allocation for each category of loans is the product of the volume of loans within each level of risk classification and the historical loss allocation factor for that particular level of risk classification, adjusted, as necessary to reflect the impact of current conditions. The base historical loss allocation is then adjusted upwards utilizing an environmental adjustment factor that is based upon a more qualitative analysis of risk. See Note 3 - Loans in the accompanying notes to consolidated financial statements for information regarding the various risks that may be considered in the determination of the environmental adjustment factor. Prior to the first quarter of 2011, the base historical loss allocation factors for non-classified loans determined based upon actual historical loss experience were adjusted upwards given the continued higher levels of charge-offs relative to historical average and the prevailing uncertain economic conditions. During the first quarter of 2011, the amounts of these upward adjustments were partly reduced in light of the decreasing trend in classified loans and an improvement in the outlook related to credit quality. The impact of these reductions was partly offset by the effect of a new allocation for distressed industries and an increase in the environmental adjustment factor. As more fully discussed in Note 3 - Loans in the accompanying notes to consolidated financial statements, the distressed industries allocation was added to the Corporation’s methodology for the determination of reserves allocated to specific loan portfolio segments in 2011. The distressed industries allocation related to commercial and industrial loans and commercial real estate loans totaled $4.1 million and $922 thousand, respectively, at December 31, 2011. The environmental adjustment factor resulted in additional general valuation allowances for commercial and industrial loans and commercial real estate loans totaling $5.6 million and $3.7 million, respectively, at December 31, 2011 and $4.4 million and $3.0 million, respectively, at December 31, 2010.

During 2011, the reserve allocated to consumer real estate loans increased $317 thousand compared 2010, while the reserve allocated to consumer and other loans increased $661 thousand in 2011 compared to 2010. The increases in the reserves allocated to consumer real estate loans and consumer and other loans were primarily related to increases in the historical loss allocation factors applied to these loan segments and an increase in the environmental adjustment factor, partly offset by the effect of a decrease in the volume of loans in each of these segments. The unallocated portion of the allowance for loan losses increased $5.5 million in 2011 compared to 2010. This fluctuation was primarily due to an increase in the allocation for excessive industry concentrations which totaled $7.0 million at December 31, 2011 compared to $1.7 million at December 31, 2010. The increase was primarily related to new industry concentrations that were not considered to be excessive industry concentrations in 2010. In addition, during 2011, the Corporation refined its methodology for the determination of general valuation allowances to (i) provide additional allocations for loans that did not undergo a separate, independent concurrence review during the underwriting process (generally those loans under $1.0 million at origination), (ii) reduce the minimum balance/commitment threshold for which allocations are made for highly leveraged credit relationships that exceed specified risk grades, (iii) lower the maximum risk grade thresholds for highly leveraged credit relationships, and (iv) include a reduction factor for recoveries of prior charge-offs to compensate for the fact that historical loss allocations are based upon gross charge-offs rather than net. The net effect of these changes to the Corporation’s methodology for the determination of general valuation allowances did not significantly impact the level of the unallocated portion of the allowance for loan losses at December 31, 2011 compared to December 31, 2010.

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

Activity in the allowance for loan losses is presented in the following table.

	2012	2011	2010	2009	2008

Balance of allowance for loan losses at beginning of year	$110,147	$126,316	$125,309	$110,244	$92,339
Provision for loan losses	10,080	27,445	43,611	65,392	37,823
Charge-offs:
Commercial and industrial	(18,493)	(33,678)	(31,324)	(35,432)	(13,910)
Real estate	(5,446)	(13,565)	(10,206)	(12,132)	(6,855)
Consumer and other	(9,101)	(9,442)	(11,893)	(12,047)	(8,422)

Total charge-offs	(33,040)	(56,685)	(53,423)	(59,611)	(29,187)
Recoveries:
Commercial and industrial	4,870	4,526	2,794	2,525	3,285
Real estate	5,584	1,838	1,603	497	1,101
Consumer and other	6,812	6,707	6,422	6,262	4,883

Total recoveries	17,266	13,071	10,819	9,284	9,269

Net charge-offs	(15,774)	(43,614)	(42,604)	(50,327)	(19,918)

Balance at end of year	$104,453	$110,147	$126,316	$125,309	$110,244

Net charge-offs as a percentage of average loans	0.19%	0.54%	0.52%	0.58%	0.24%
Allowance for loan losses as a percentage of year-end loans	1.13	1.38	1.56	1.50	1.25
Allowance for loan losses as a percentage of year-end non-accrual loans	116.39	116.76	92.11	85.32	169.15
Average loans outstanding during the year	$8,456,818	$8,042,968	$8,125,150	$8,652,563	$8,314,265
Loans outstanding at year-end	9,223,848	7,995,129	8,117,020	8,367,780	8,844,082
Non-accrual loans outstanding at year-end	89,744	94,338	137,140	146,867	65,174

As stated above, the provision for loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for loan losses decreased $17.4 million in 2012 to $10.1 million compared to $27.4 million in 2011 and decreased $16.2 million in 2011 compared to $43.6 million in 2010. The level of the provision for loan losses during 2012 is reflective of the decreasing trend in classified loans and a decrease in net charge-offs. The decrease in the level of the provision for loan losses during 2011 is reflective of the decreasing trend in classified loans. The decrease in the provision for loan losses during 2010 is reflective of a decrease in the level of net charge-offs compared to 2009 as well as decreases in the level of classified loans and overall loan volumes. The increase in the provision for loan losses during 2009 compared to

2008 was partly due to higher levels of net charge-offs and an increase in classified loans related to the weaker economic conditions. The weak economic conditions particularly affected the performance of many of the Corporation’s land development and 1-4 family residential construction credit relationships.

Net charge-offs for 2012 decreased $27.8 million compared to 2011 while net charge-offs for 2011 increased $1.0 million compared to 2010, net charge-offs for 2010 decreased $7.7 million compared to 2009 and net charge-offs for 2009 increased $30.4 million compared to 2008. The ratio of the allowance for loan losses to total loans decreased 25 basis points from 1.38% at December 31, 2011 to 1.13% at December 31, 2012. As a percentage of average loans, net charge-offs decreased 35 basis points in 2012 compared to 2011, increased 2 basis points in 2011 compared to 2010, decreased 6 basis points in 2010 compared to 2009 and increased 34 basis points in 2009 compared to 2008. The level of net charge-offs in 2011 was partly related to the charge-off of several large credit relationships during the third quarter of 2011. Aside from these charge-offs, the overall trend in net charge-offs since 2009 reflects the continued improvement in the level of classified loans. The increase in net charge-offs in 2009 is related to the deterioration of economic conditions which began in 2008. The Corporation currently expects the level of net charge-offs to remain stable for the foreseeable future.

The ratio of the allowance for loan losses to total loans decreased 25 basis points from 1.38% at December 31, 2011 to 1.13% at December 31, 2012, which is reflective of continued improvement in the level of classified loans. Management believes the recorded amount of the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, the Corporation’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

Securities

Year-end securities were as follows:

	2012		2011		2010

	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total

Held to maturity:
U.S. Treasury	$248,188	2.7%	$247,797	3.0%	$247,421	4.5%
Residential mortgage-backed securities	10,725	0.1	11,874	0.2	4,405	0.1
States and political subdivisions	2,696,468	29.4	105,325	1.3	30,803	0.6
Other	1,000	-	1,000	-	1,000	-

Total	2,956,381	32.2	365,996	4.5	283,629	5.2
Available for sale:
U.S. Treasury	3,057,921	33.3	2,056,732	25.2	987,031	18.1
U.S. government agencies/corporations	-	-	250,884	3.1	-	-
Residential mortgage-backed securities	2,518,003	27.4	3,289,270	40.2	2,091,330	38.3
States and political subdivisions	591,483	6.4	2,154,813	26.4	2,040,300	37.4
Other	35,892	0.4	38,001	0.4	38,809	0.7

Total	6,203,299	67.5	7,789,700	95.3	5,157,470	94.5
Trading:
U.S. Treasury	14,038	0.1	13,609	0.2	14,986	0.3
States and political subdivisions	16,036	0.2	-	-	115	-

Total	30,074	0.3	13,609	0.2	15,101	0.3

Total securities	$9,189,754	100.0%	$8,169,305	100.0%	$5,456,200	100.0%

The following tables summarize the maturity distribution schedule with corresponding weighted-average yields of securities held to maturity and securities available for sale as of December 31, 2012. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 35%. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as available for sale include stock in the Federal Reserve Bank and the Federal Home Loan Bank, which have no maturity date. These securities have been included in the total column only.

	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
U.S. Treasury	$-	-%	$248,188	3.44%	$-	-%	$-	-%	$248,188	3.44%
Residential mortgage- backed securities	-	-	510	3.75	2,654	1.70	7,561	3.06	10,725	2.76
States and political subdivisions	9,635	16.46	98,915	5.05	162,466	4.50	2,425,452	5.50	2,696,468	5.46
Other	-	-	1,000	1.20	-	-	-	-	1,000	1.20

Total	$9,635	16.46	$348,613	3.89	$165,120	4.45	$2,433,013	5.49	$2,956,381	5.27

Available for sale:
U.S. Treasury	$502,324	0.96%	$2,555,597	0.86%	$-	-%	$-	-%	$3,057,921	0.88%
Residential mortgage- backed securities	-	-	37,436	4.89	989,846	2.23	1,490,721	3.93	2,518,003	3.26
States and political subdivisions	129,532	1.04	58,268	6.00	80,067	6.19	323,616	6.53	591,483	5.15
Other	-	-	-	-	-	-	-	-	35,892

Total	$631,856	0.98	$2,651,301	1.02	$1,069,913	2.51	$1,814,337	4.38	$6,203,299	2.23

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

All mortgage-backed securities included in the above tables were issued by U.S. government agencies and corporations. At December 31, 2012, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of the Corporation’s shareholders’ equity. At December 31, 2012, approximately 98.8% of the securities in the Corporation’s municipal bond portfolio were issued by political subdivisions or agencies within the State of Texas, of which approximately 73.8% are either guaranteed by the Texas Permanent School Fund, which has a “triple-A” insurer financial strength, or secured by U.S. Treasury securities via defeasance of the debt by the issuers.

The average taxable-equivalent yield on the securities portfolio was 3.31% in 2012 compared to 4.57% in 2011 and 5.02% in 2010. The decreases during the comparable years were primarily related to a decrease in the yield on taxable securities as proceeds from principal repayments were reinvested at lower market rates. Tax-exempt municipal securities totaled 27.4% of average securities in 2012 compared to 35.2% in 2011 and 37.0% in 2010. The average yield on taxable securities was 2.10% in 2012 compared to 3.27% in 2011 and 3.84% in 2010, while the average taxable-equivalent yield on tax-exempt securities was 6.68% in 2012 compared to 6.97% in 2011 and 7.04% in 2010. See the section captioned “Net Interest Income” included elsewhere in this discussion. The overall growth in the securities portfolio over the comparable periods was primarily funded by deposit growth.

Deposits

The table below presents the daily average balances of deposits by type and weighted-average rates paid thereon during the years presented:

	2012		2011		2010
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Non-interest-bearing demand deposits:
Commercial and individual	$6,300,944		$5,093,948		$4,546,054
Correspondent banks	332,136		324,954		310,599
Public funds	388,847		320,080		167,127

Total	7,021,927		5,738,982		5,023,780

Interest-bearing deposits:
Private accounts:
Savings and interest checking	3,018,116	0.05%	2,541,677	0.08%	2,277,982	0.13%
Money market accounts	5,834,822	0.21	5,407,207	0.27	5,066,747	0.35
Time accounts of $100,000 or more	533,944	0.41	583,219	0.48	634,185	0.67
Time accounts under $100,000	491,078	0.33	544,512	0.41	616,903	0.63
Public funds	392,213	0.16	407,018	0.18	428,022	0.22

Total	10,270,173	0.18	9,483,633	0.23	9,023,839	0.33

Total deposits	$17,292,100	0.10	$15,222,615	0.15	$14,047,619	0.21

Average deposits increased $2.1 billion, or 13.6% in 2012 compared to 2011 and increased $1.2 billion, or 8.4% in 2011 compared to 2010. The most significant volume growth during the comparable years was in non-interest-bearing commercial and individual accounts, savings and interest checking accounts and money market accounts. Deposit growth was driven by new customer relationships as well as increased balances from existing customers. This growth was related, in part, to an expanded marketing campaign that began during the first quarter of 2011. The ratio of average interest-bearing deposits to total average deposits was 59.4% in 2012 compared to 62.3% in 2011 and 64.2% in 2010. The average cost of interest-bearing deposits and total deposits was 0.18% and 0.10% during 2012 compared to 0.23% and 0.15% during 2011 and 0.33% and 0.21% during 2010. The decrease in the average cost of interest-bearing deposits during the comparable periods was primarily the result of decreases in interest rates offered on certain deposit products due to decreases in average market interest rates and decreases in renewal interest rates on maturing certificates of deposit given the current low interest rate environment. Additionally, the relative proportion of higher-cost time accounts to total average interest-bearing deposits decreased from 13.9% in 2010 to 11.9% in 2011 and 10.0% in 2012. The Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. Although the ultimate impact of this legislation on the Corporation has not yet been determined, the Corporation may begin to incur interest costs associated with demand deposits in the future as market conditions warrant.

The following table presents the proportion of each component of average non-interest-bearing deposits to the total of such deposits during the years presented:

	2012	2011	2010

Commercial and individual	89.7%	88.8%	90.5%
Correspondent banks	4.7	5.6	6.2
Public funds	5.6	5.6	3.3

Total	100.0%	100.0%	100.0%

Average non-interest-bearing deposits increased $1.3 billion, or 22.4% in 2012 compared to 2011 while average non-interest-bearing deposits increased $715.2 million, or 14.2% in 2011 compared to 2010. The increase in 2012 compared to 2011 was primarily due to a $1.2 billion, or 23.7%, increase in average commercial and individual deposits. The increase in 2011 compared to 2010 was primarily due to a $547.9 million, or 12.1%, increase in average commercial and individual deposits.

The following table presents the proportion of each component of average interest-bearing deposits to the total of such deposits during the years presented:

	2012	2011	2010

Private accounts:
Savings and interest checking	29.4%	26.8%	25.3%
Money market accounts	56.8	57.0	56.2
Time accounts of $100,000 or more	5.2	6.2	7.0
Time accounts under $100,000	4.8	5.7	6.8
Public funds	3.8	4.3	4.7

Total	100.0%	100.0%	100.0%

Total average interest-bearing deposits increased $786.5 million, or 8.3%, in 2012 compared to 2011 and increased $459.8 million, or 5.1%, in 2011 compared to 2010. The relative proportion of time accounts to total average interest-bearing deposits decreased from 13.8% in 2010 to 11.9% in 2011 and 10.0% in 2012, in favor of savings and interest checking accounts. The shift in relative proportions toward savings and interest checking accounts appears to be related to the lower interest rate environment experienced over the last four years as many customers appear to have become less inclined to invest their funds for extended periods.

Some of the Corporation’s interest-bearing deposits were obtained through brokered transactions and the Corporation’s participation in the Certificate of Deposit Account Registry Service (CDARS). Average brokered money market deposits totaled $1.2 million in 2012 compared to $27.4 million in 2011 and $222.6 million in 2010. The decrease in average brokered money market deposits in 2011 was a result of a decrease in the contracted amount during the fourth quarter of 2010. Average CDARS deposits totaled $19.4 million in 2012 compared to $52.8 million in 2011 and $81.7 million in 2010.

Geographic Concentrations. The following table summarizes the Corporation’s average total deposit portfolio, as segregated by the geographic region from which the deposit accounts were originated. Certain accounts, such as correspondent bank deposits, are recorded at the statewide level. Geographic concentrations are stated as a percentage of average total deposits during the years presented.

	2012	2011	2010

San Antonio	31.5%	31.3%	32.1%
Fort Worth	19.0	18.7	18.6
Houston	18.7	18.0	16.6
Austin	11.4	10.5	10.1
Dallas	7.0	6.9	5.8
Corpus Christi	6.2	6.3	6.3
Rio Grande Valley	3.2	3.4	3.6
Statewide	3.0	4.9	6.9

Total	100.0%	100.0%	100.0%

The Corporation experienced deposit growth in all regions, except for the Statewide region, during 2012 compared to 2011. The San Antonio region had the largest dollar volume increase during 2012, increasing $682.1 million, or 14.3%. The Austin region had the largest percentage increase, increasing $369.9 million, or 23.1%. Average deposits for the Houston region increased $491.8 million, or 17.9%, while average deposits for the Fort Worth and Dallas regions increased $434.7 million, or 15.3%, and $150.2 million, or 14.2%, respectively. Average deposits for the Corpus Christi and Rio Grande Valley regions increased $109.9 million, or 11.5%, and $51.3 million, or 10.0%. The Statewide region decreased $220.4 million, or 29.6%, primarily due to a decrease in correspondent banking balances as well as a decrease in brokered money market accounts within the Corporation’s capital markets division.

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

Foreign Deposits. Mexico has historically been considered a part of the natural trade territory of the Corporation’s banking offices. Accordingly, U.S. dollar-denominated foreign deposits from sources within Mexico have traditionally been a significant source of funding. Average deposits from foreign sources, primarily Mexico, totaled $789.5 million in 2012, $745.4 million in 2011 and $782.7 million in 2010.

Short-Term Borrowings

The Corporation’s primary source of short-term borrowings is federal funds purchased from correspondent banks and repurchase agreements in the natural trade territory of the Corporation, as well as from upstream banks. Federal funds purchased and repurchase agreements totaled $561.1 million, $722.2 million and $475.7 million at December 31, 2012, 2011 and 2010. The maximum amount of these borrowings outstanding at any month-end was $659.8 million in 2012, $722.2 million in 2011 and $532.8 million in 2010. The weighted-average interest rate on federal funds purchased and repurchase agreements was 0.01% at December 31, 2012, 2011 and 2010.

The following table presents the Corporation’s average net funding position during the years indicated:

	2012		2011		2010

	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Federal funds sold and resell agreements	$25,364	0.41%	$14,509	0.42%	$20,646	0.36%
Federal funds purchased and repurchase agreements	(603,934)	0.02	(596,159)	0.05	(472,492)	0.09

Net funds position	$(578,570)		$(581,650)		$(451,846)

The net funds purchased position did not significantly fluctuate in 2012 compared to 2011. The net funds purchased position increased in 2011 compared to 2010 primarily due to a $137.2 million increase in average repurchase agreements. Average interest-bearing deposits totaled $1.6 billion in 2012 compared to $2.5 billion in 2011 and $2.0 billion in 2010. During the reported periods, the Corporation has maintained excess liquid funds in interest-bearing deposits with the Federal Reserve rather than federal funds sold in order to capitalize on higher available yields.

Off Balance Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes the Corporation’s contractual obligations and other commitments to make future payments as of December 31, 2012. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payments Due by Period
	1 Year or Less	More than 1 Year but Less than 3 Years	3 Years or More but Less than 5 Years	5 Years or More	Total
Contractual obligations:
Subordinated notes payable	$-	$-	$100,000	$-	$100,000
Junior subordinated deferrable interest debentures	-	-	-	123,712	123,712
Federal Home Loan Bank advances	7	-	-	-	7
Operating leases	18,298	31,581	25,706	59,873	135,458
Deposits with stated maturity dates	957,190	165,280	-	-	1,122,470

	975,495	196,861	125,706	183,585	1,481,647
Other commitments:
Commitments to extend credit	74,246	3,764,315	1,257,812	614,075	5,710,448
Standby letters of credit	5,799	167,724	12,038	488	186,049

	80,045	3,932,039	1,269,850	614,563	5,896,497

Total contractual obligations and other commitments	$1,055,540	$4,128,900	$1,395,556	$798,148	$7,378,144

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

Commitments to Extend Credit. The Corporation enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Corporation’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Commitments to extend credit outstanding at December 31, 2012 are included in the table above.

Standby Letters of Credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Corporation would be required to fund the commitment. The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Corporation would be entitled to seek recovery from the customer. The Corporation’s policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit outstanding at December 31, 2012 are included in the table above.

Trust Accounts. The Corporation also holds certain assets in fiduciary or custodial capacity on behalf of its trust customers. The estimated fair value of trust assets was approximately $26.2 billion (including managed assets of $10.9 billion and custody assets of $15.3 billion) at December 31, 2012. These assets were primarily composed of fixed income securities (42.1% of trust assets), equity securities (42.1% of trust assets) and cash equivalents (10.2% of trust assets).

Securities Lending. The Corporation lends certain customer securities to creditworthy brokers on behalf of those customers. If the borrower fails to return these securities, the Corporation indemnifies its customers based on the then current net realizable fair value of the securities. The Corporation holds collateral received in securities lending transactions as an agent. Accordingly, such collateral assets are not assets of the Corporation. The Corporation requires borrowers to provide collateral equal to or in excess of 100% of the fair value of the securities borrowed. The collateral is valued daily and additional collateral is requested as necessary. The maximum future payments guaranteed by the Corporation under these contractual agreements (representing the fair value of securities lent to brokers) totaled $1.8 billion at December 31, 2012. At December 31, 2012, the Corporation held in trust liquid assets with a fair value of $1.8 billion as collateral for these agreements.

Capital and Liquidity

Capital. At December 31, 2012, shareholders’ equity totaled $2.4 billion compared to $2.3 billion at December 31, 2011. In addition to net income of $238.0 million, other significant changes in shareholders’ equity during 2012 included $116.9 million of dividends paid, $12.8 million related to stock-based compensation, $10.5 million in proceeds from stock option exercises and the related tax deficiency of $384 thousand and other comprehensive loss, net of tax, of $9.7 million.

The accumulated other comprehensive income/loss component of shareholders’ equity totaled a net, after-tax, unrealized gain of $238.0 million at December 31, 2012 compared to a net, after-tax, unrealized gain of

$247.7 million at December 31, 2011. The decrease was primarily due to a $22.1 million net after-tax decrease in the accumulated net gain on effective cash flow hedges and a $6.1 million net after-tax increase in the net actuarial loss of the Corporation’s defined benefit post-retirement benefit plans partly offset by a $18.5 million net after-tax increase in the net unrealized gain on securities available for sale. Under current regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to securities available for sale, effective cash flow hedges and defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. See Note 10 - Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.

The Corporation paid quarterly dividends of $0.46, $0.48, $0.48 and $0.48 per common share during the first, second, third and fourth quarters of 2012, respectively, and quarterly dividends of $0.45, $0.46, $0.46 and $0.46 per common share during the first, second, third and fourth quarters of 2011. This equates to a dividend payout ratio of 49.1% in 2012 and 51.6% in 2011.

From time to time, the Corporation’s board of directors has authorized stock repurchase plans. Stock repurchase plans allow the Corporation to proactively manage its capital position and return excess capital to shareholders. Shares purchased under such plans also provide the Corporation with shares of common stock necessary to satisfy obligations related to stock compensation awards. No shares were repurchased under stock repurchase plans during 2012, 2011 or 2010. See Part II, Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, included elsewhere in this report.

In June 2012, the Corporation’s primary federal regulator, the Federal Reserve, published two notices of proposed rulemaking (the “2012 Capital Proposals”) that would substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including Cullen/Frost and Frost Bank, compared to the current U.S. risk-based capital rules, which are based on the aforementioned Basel I capital accords of the Basel Committee. See the section captioned “Supervision and Regulation” included in Item 1. Business, elsewhere in this report for additional information about the 2012 Capital Proposals.

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

The liquidity position of the Corporation is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in the Corporation’s asset/liability management process. The Corporation regularly models liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into the Corporation’s contingency funding plan, which provides the basis for the identification of the Corporation’s liquidity needs. As of December 31, 2012, management is not aware of any events that are reasonably likely to have a material adverse effect on the Corporation’s liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity, including the Basel III liquidity framework, which, if implemented, would have a material adverse effect on the Corporation.

Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 7 - Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At December 31, 2012, Cullen/Frost had liquid assets, including cash and resell agreements, totaling $231.1 million, which included $3.4 million in cash collateral on deposit with other financial institution counterparties to interest rate swap transactions.

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

For modeling purposes, as of December 31, 2012, the model simulations projected that a 100 basis point increase in interest rates would result in a negative variance in net interest income of 0.3% and a 200 basis point increase in interest rates would result in a positive variance in net interest income of 0.2%, relative to the base case over the next 12 months, while a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 1.6% relative to the base case over the next 12 months. The December 31, 2012 model simulations were impacted by the assumption, for modeling purposes, that the Corporation will begin to pay interest on demand deposits in the first quarter of 2013, as further discussed below. As of December 31, 2011, the model simulations projected that 100 and 200 basis point increases in interest rates would result in negative variances in net interest income of 1.7% and 2.2%, respectively, relative to the base case over the next 12 months, while a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 1.6% relative to the base case over the next 12 months. The December 31, 2011 model simulations were impacted by the assumption, for modeling purposes, that the Corporation would begin to pay interest on demand deposits in the first quarter of 2012, as further discussed below. The likelihood of a decrease in interest rates beyond 25 basis points as of December 31, 2012 and 2011 was considered to be remote given prevailing interest rate levels.

The Corporation has experienced significant growth in deposits in 2012 compared to 2011 which funded a significant increase in fixed-rate securities. In 2011, this increase in fixed-rate securities coupled with the assumption, for modeling purposes, that the Corporation would begin paying interest on demand deposits that were previously non-interest-bearing as a result of recent legislation, as further discussed below, resulted in the 2011 model simulations indicating that the Corporation’s balance sheet would become more liability sensitive. In 2012, the Corporation restructured its securities portfolio which resulted in the model simulations indicating that the Corporation’s balance sheet will become less sensitive to increases in interest rates relative to the base over the next 12 months.

As mentioned above, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) repealed the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. Although the ultimate impact of this legislation on the Corporation has not yet been determined, the Corporation may begin to incur interest costs associated with demand deposits in the future as market conditions warrant. If this were to occur, the Corporation’s balance sheet would likely become more liability sensitive. Because the interest rate that will ultimately be paid on these demand deposits depends upon a variety of factors, some of which are beyond the Corporation’s control, the Corporation assumed an aggressive pricing structure for the purposes of the model simulations discussed above with interest payments beginning in the first quarter of 2013. Should the actual interest rate paid on demand deposits be less than the rate assumed in the model simulations, or should the interest rate paid for demand deposits become an administered rate with less direct correlation to movements in general market interest rates, the Corporation’s balance sheet could be less liability sensitive than the model simulations currently indicate.

As of December 31, 2012, the effects of a 200 basis point increase and a 25 basis point decrease in interest rates on the Corporation’s derivative holdings would not result in a significant variance in the Corporation’s net interest income.

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

We have audited the accompanying consolidated balance sheets of Cullen/Frost Bankers, Inc. (the Corporation) as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cullen/Frost Bankers, Inc. at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cullen/Frost Bankers, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 8, 2013 expressed an unqualified opinion thereon.

San Antonio, Texas

February 8, 2013

Cullen/Frost Bankers, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	December 31,
	2012	2011

Assets:
Cash and due from banks	$790,106	$574,039
Interest-bearing deposits	2,650,425	2,314,251
Federal funds sold and resell agreements	84,448	19,302

Total cash and cash equivalents	3,524,979	2,907,592
Securities held to maturity, at amortized cost	2,956,381	365,996
Securities available for sale, at estimated fair value	6,203,299	7,789,700
Trading account securities	30,074	13,609
Loans, net of unearned discounts	9,223,848	7,995,129
Less: Allowance for loan losses	(104,453)	(110,147)

Net loans	9,119,395	7,884,982
Premises and equipment, net	315,934	319,042
Goodwill	535,509	528,072
Other intangible assets, net	8,147	10,604
Cash surrender value of life insurance policies	138,005	133,967
Accrued interest receivable and other assets	292,346	363,681

Total assets	$23,124,069	$20,317,245

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$8,096,937	$6,672,555
Interest-bearing deposits	11,400,429	10,084,193

Total deposits	19,497,366	16,756,748
Federal funds purchased and repurchase agreements	561,061	722,202
Junior subordinated deferrable interest debentures	123,712	123,712
Other long-term borrowings	100,007	100,026
Accrued interest payable and other liabilities	424,441	331,020

Total liabilities	20,706,587	18,033,708

Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 61,479,189 shares issued in 2012 and 61,271,603 shares issued in 2011	615	613
Additional paid-in capital	702,968	680,803
Retained earnings	1,475,851	1,354,759
Accumulated other comprehensive income, net of tax	238,048	247,734
Treasury stock, 7,640 shares in 2011, at cost	-	(372)

Total shareholders’ equity	2,417,482	2,283,537

Total liabilities and shareholders’ equity	$23,124,069	$20,317,245

See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010

Interest income:
Loans, including fees	$401,364	$397,855	$409,651
Securities:
Taxable	132,432	127,072	121,402
Tax-exempt	93,412	91,672	81,311
Interest-bearing deposits	4,300	6,357	4,901
Federal funds sold and resell agreements	104	61	74

Total interest income	631,612	623,017	617,339

Interest expense:
Deposits	18,099	22,179	29,973
Federal funds purchased and repurchase agreements	140	312	437
Junior subordinated deferrable interest debentures	6,806	6,783	6,982
Other long-term borrowings	1,706	11,967	16,488

Total interest expense	26,751	41,241	53,880

Net interest income	604,861	581,776	563,459
Provision for loan losses	10,080	27,445	43,611

Net interest income after provision for loan losses	594,781	554,331	519,848

Non-interest income:
Trust and investment management fees	83,317	78,297	72,321
Service charges on deposit accounts	83,392	86,125	91,025
Insurance commissions and fees	39,948	35,421	34,015
Interchange and debit card transaction fees	16,933	29,625	30,542
Other charges, commissions and fees	30,180	27,750	25,380
Net gain (loss) on securities transactions	4,314	6,414	6
Other	30,703	26,370	28,744

Total non-interest income	288,787	290,002	282,033

Non-interest expense:
Salaries and wages	258,752	252,028	239,589
Employee benefits	57,635	52,939	52,352
Net occupancy	48,975	46,968	46,166
Furniture and equipment	55,279	51,469	47,651
Deposit insurance	11,087	12,714	20,451
Intangible amortization	3,896	4,387	5,125
Other	139,469	137,593	124,207

Total non-interest expense	575,093	558,098	535,541

Income before income taxes	308,475	286,235	266,340
Income taxes	70,523	68,700	57,576

Net income	$237,952	$217,535	$208,764

Earnings per common share:
Basic	$3.87	$3.55	$3.44
Diluted	3.86	3.54	3.44

See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Year Ended December 31,
	2012	2011	2010

Net income	$237,952	$217,535	$208,764

Other comprehensive income (loss), before tax:
Securities available for sale:
Change in net unrealized gain/loss during the period	32,755	208,015	(21,568)
Reclassification adjustment for net (gains) losses included in net income	(4,314)	(6,414)	(6)

Total securities available for sale	28,441	201,601	(21,574)

Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	(9,405)	(22,463)	(887)

Derivatives:
Change in the accumulated gain/loss on effective cash flow hedge derivatives	(783)	(2,321)	61,553
Reclassification adjustments for (gains) losses included in net income:
Interest rate swaps on variable-rate loans	(37,380)	(37,380)	(43,389)
Interest rate swap on junior subordinated deferrable interest debentures	4,224	4,386	4,367

Total derivatives	(33,939)	(35,315)	22,531

Other comprehensive income (loss), before tax	(14,903)	143,823	70
Deferred tax expense (benefit) related to other comprehensive income	(5,217)	50,339	25

Other comprehensive income (loss), net of tax	(9,686)	93,484	45

Comprehensive income	$228,266	$311,019	$208,809

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Consolidated Statement of Changes in Shareholders’ Equity

(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total

Balance at January 1, 2010	$602	$600,355	$1,150,103	$154,205	$ (10,841)	$1,894,424
Net income	-	-	208,764	-	-	208,764
Other comprehensive income, net of tax	-	-	-	45	-	45
Stock option exercises/deferred stock unit conversions (820,853 shares)	7	31,191	(1,225)	-	8,834	38,807
Tax benefits from stock-based compensation	-	419	-	-	-	419
Stock-based compensation expense recognized in earnings	-	14,925	-	-	-	14,925
Non-vested stock awards (22,360 shares)	-	(793)	-	-	793	-
Purchase of treasury stock (18,424 shares)	-	-	-	-	(986)	(986)
Treasury stock issued/sold to the 401(k) stock purchase plan (40,019 shares)	-	-	(131)	-	2,200	2,069
Common stock issued/sold to the 401(k) stock purchase plan (205,100 shares)	2	11,238	-	-	-	11,240
Cash dividends ($1.78 per share)	-	-	(108,027)	-	-	(108,027)

Balance at December 31, 2010	611	657,335	1,249,484	154,250	-	2,061,680
Net income	-	-	217,535	-	-	217,535
Other comprehensive income, net of tax	-	-	-	93,484	-	93,484
Stock option exercises/deferred stock unit conversions (148,203 shares)	1	7,065	(50)	-	422	7,438
Tax benefits from stock-based compensation	-	316	-	-	-	316
Stock-based compensation expense recognized in earnings	-	15,963	-	-	-	15,963
Non-vested stock awards (22,360 shares)	-	(1,235)	-	-	1,235	-
Purchase of treasury stock (37,464 shares)	-	-	-	-	(2,029)	(2,029)
Common stock issued/sold to the 401(k) stock purchase plan (22,680 shares)	1	1,359	-	-	-	1,360
Cash dividends ($1.83 per share)	-	-	(112,210)	-	-	(112,210)

Balance at December 31, 2011	613	680,803	1,354,759	247,734	(372)	2,283,537
Net income	-	-	237,952	-	-	237,952
Other comprehensive loss, net of tax	-	-	-	(9,686)	-	(9,686)
Stock option exercises/deferred stock unit conversions (206,336 shares)	2	10,100	(6)	-	420	10,516
Tax benefits from stock-based compensation	-	(384)	-	-	-	(384)
Stock-based compensation expense recognized in earnings	-	12,836	-	-	-	12,836
Non-vested stock awards (16,850 shares)	-	(387)	(1)	-	388	-
Purchase of treasury stock (7,960 shares)	-	-	-	-	(436)	(436)
Cash dividends ($1.90 per share)	-	-	(116,853)	-	-	(116,853)

Balance at December 31, 2012	$615	$702,968	$1,475,851	$238,048	$-	$2,417,482

See accompanying Notes to Consolidated Financial Statements

Cullen/Frost Bankers, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2012	2011	2010

Operating Activities:
Net income	$237,952	$217,535	$208,764
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	10,080	27,445	43,611
Deferred tax expense (benefit)	(6,405)	8,167	4,644
Accretion of loan discounts	(10,888)	(12,974)	(11,336)
Securities premium amortization (discount accretion), net	21,701	11,441	8,065
Net (gain) loss on securities transactions	(4,314)	(6,414)	(6)
Depreciation and amortization	37,776	37,628	37,588
Net (gain) loss on sale of loans held for sale and other assets	4,603	4,677	5,929
Stock-based compensation	12,836	15,963	14,925
Net tax benefit (deficiency) from stock-based compensation	(555)	(106)	(264)
Excess tax benefits from stock-based compensation	(171)	(422)	(683)
Earnings on life insurance policies	(4,038)	(4,045)	(4,517)
Net change in:
Trading account securities	(16,465)	1,492	1,025
Student loans held for sale	-	-	24,029
Accrued interest receivable and other assets	48,176	(15,502)	69,830
Accrued interest payable and other liabilities	(30,289)	(10,516)	22,929

Net cash from operating activities	299,999	274,369	424,533

Investing Activities:
Securities held to maturity:
Purchases	(237,503)	(83,184)	(277,998)
Maturities, calls and principal repayments	2,100	665	708
Securities available for sale:
Purchases	(18,328,058)	(8,752,573)	(11,194,766)
Sales	16,587,482	5,587,391	9,997,994
Maturities, calls and principal repayments	1,073,122	729,678	893,702
Net change in loans	(1,241,422)	70,200	176,599
Net cash paid in acquisitions	(7,199)	(650)	-
Proceeds from sales of premises and equipment	5,085	1,339	1,063
Purchases of premises and equipment	(24,891)	(26,719)	(16,826)
Proceeds from sales of repossessed properties	15,816	18,562	19,705

Net cash from investing activities	(2,155,468)	(2,455,291)	(399,819)

Financing Activities:
Net change in deposits	2,740,618	2,277,406	1,166,032
Net change in short-term borrowings	(161,141)	246,529	(6,375)
Principal payments on long-term borrowings	(19)	(150,019)	(18,889)
Proceeds from stock option exercises	10,516	7,438	38,807
Excess tax benefits from stock-based compensation	171	422	683
Purchase of treasury stock	(436)	(2,029)	(986)
Common stock/treasury stock sold to the 401(k) stock purchase plan	-	-	3,539
Cash dividends paid	(116,853)	(112,210)	(108,027)

Net cash from financing activities	2,472,856	2,267,537	1,074,784

Net change in cash and cash equivalents	617,387	86,615	1,099,498
Cash and cash equivalents at beginning of year	2,907,592	2,820,977	1,721,479

Cash and cash equivalents at end of year	$3,524,979	$2,907,592	$2,820,977

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

Cash Flow Reporting. Cash and cash equivalents include cash, deposits with other financial institutions that have an initial maturity of less than 90 days when acquired by the Corporation, federal funds sold and resell agreements. Net cash flows are reported for loans, deposit transactions and short-term borrowings. Additional cash flow information was as follows:

	Year Ended December 31,
	2012	2011	2010

Cash paid for interest	$29,378	$46,801	$56,924
Cash paid for income tax	58,950	54,437	62,830

Significant non-cash transactions:
Transfer of securities from available for sale to held to maturity	2,266,195	-	-
Unsettled purchases of securities	90,073	-	-
Loans foreclosed and transferred to other real estate owned and foreclosed assets	7,817	21,126	19,518
Loans to facilitate the sale of other real estate owned	-	75	480
Common stock/treasury stock issued to the Corporation’s 401(k) stock purchase plan	-	1,360	9,770

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

The Corporation was required to have $108.9 million and $112.0 million of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at December 31, 2012 and 2011. These deposits with the Federal Reserve Bank do not earn interest. Additionally, as of December 31, 2012 and 2011, the Corporation had $3.4 million and $6.9 million in cash collateral on deposit with other financial institution counterparties to interest rate swap transactions.

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

Loans. Loans are reported at the principal balance outstanding net of unearned discounts. Interest income on loans is reported on the level-yield method and includes amortization of deferred loan fees and costs over the loan term. Net loan commitment fees or costs for commitment periods greater than one year are deferred and amortized into fee income or other expense on a straight-line basis over the commitment period. Income on direct financing leases is recognized on a basis that achieves a constant periodic rate of return on the outstanding investment. Further information regarding the Corporation’s accounting policies related to past due loans, non-accrual loans, impaired loans and troubled-debt restructurings is presented in Note 3 - Loans.

Loans Acquired Through Transfer. Loans acquired through the completion of a transfer, including loans acquired in a business combination, that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Corporation will be unable to collect all contractually required payments receivable are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received).

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

Allowance for Loan Losses. The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses inherent in the loan portfolio. The allowance for loan losses includes allowance allocations calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” Further information regarding the Corporation’s policies and methodology used to estimate the allowance for loan losses is presented in Note 3 - Loans.

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

Foreclosed Assets. Assets acquired through or instead of loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. Costs after acquisition are generally expensed. If the fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. Foreclosed assets are included in other assets in the accompanying consolidated balance sheets and totaled $15.5 million and $26.6 million at December 31, 2012 and 2011.

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

Insurance Commissions and Fees. Commission revenue is recognized as of the effective date of the insurance policy. The Corporation also receives contingent commissions from insurance companies as additional incentive for achieving specified premium volume goals and/or the loss experience of the insurance placed by the Corporation. Contingent commissions from insurance companies are recognized when determinable, which is generally when such commissions are received or when the Corporation receives data from the insurance companies that allows the reasonable estimation of these amounts. The Corporation maintains a reserve for commission adjustments based on estimated policy cancellations. This reserve was not significant at December 31, 2012 or 2011.

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

Basic and Diluted Earnings Per Common Share. Earnings per common share is computed using the two-class method prescribed under ASC Topic 260, “Earnings Per Share.” ASC Topic 260 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Corporation has determined that its outstanding non-vested stock awards/stock units and deferred stock units are participating securities.

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

Comprehensive Income. Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders. Besides net income, other components of the Corporation’s comprehensive income include the after tax effect of changes in the net unrealized gain/loss on securities available for sale, changes in the net actuarial gain/loss on defined benefit post-retirement benefit plans and changes in the accumulated gain/loss on effective cash flow hedging instruments. See Note 14 - Other Comprehensive Income (Loss).

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

Reclassifications. Certain items in prior financial statements have been reclassified to conform to the current presentation. Mutual fund and investment management fees previously reported as a component of other charges, commissions and fees are now included with trust fees and reported as trust and investment management fees in the consolidated statements of income. In addition, interchange and debit card transaction fees (including automated teller machine fees) previously reported as components of service charges on deposit accounts; other charges, commissions and fees; or other non-interest income are now reported as interchange and debit card transaction fees in the consolidated statements of income.

Note 2 - Securities

Year-end securities held to maturity and available for sale consisted of the following:

	2012				2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Held to Maturity:
U.S. Treasury	$248,188	$29,859	$-	$278,047	$247,797	$31,715	$-	$279,512
Residential mortgage-backed securities	10,725	300	-	11,025	11,874	153	-	12,027
States and political subdivisions	2,696,468	15,397	4,993	2,706,872	105,325	6,597	-	111,922
Other	1,000	-	-	1,000	1,000	-	-	1,000

Total	$2,956,381	$45,556	$4,993	$2,996,944	$365,996	$38,465	$-	$404,461

Available for Sale:
U. S. Treasury	$3,020,115	$37,806	$-	$3,057,921	$2,020,621	$36,111	$-	$2,056,732
U.S. government agencies/ corporations	-	-	-	-	250,000	884	-	250,884
Residential mortgage-backed securities	2,382,514	135,514	25	2,518,003	3,135,064	154,386	180	3,289,270
States and political subdivisions	552,056	39,427	-	591,483	1,996,703	158,133	23	2,154,813
Other	35,892	-	-	35,892	38,001	-	-	38,001

Total	$5,990,577	$212,747	$25	$6,203,299	$7,440,389	$349,514	$203	$7,789,700

All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. At December 31, 2012, approximately 98.8% of the securities in the Corporation’s municipal bond portfolio were issued by political subdivisions or agencies within the State of Texas, of which approximately 73.8% are either guaranteed by the Texas Permanent School Fund, which has a “triple-A” insurer financial strength, or secured by U.S. Treasury securities via defeasance of the debt by the issuers. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the table above. The carrying value of securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $2.7 billion and $2.4 billion at December 31, 2012 and 2011.

During the fourth quarter of 2012, the Corporation reclassified certain securities from available for sale to held to maturity. The securities had an aggregate fair value of $2.3 billion with an aggregate net unrealized gain of $165.7 million ($107.7 million, net of tax) on the date of the transfer. The net unamortized, unrealized gain on the transferred securities included in accumulated other comprehensive income in the accompanying balance sheet as of December 31, 2012 totaled $107.3 million. This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities.

Year-end securities with unrealized losses, segregated by length of impairment, were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

2012
Held to Maturity
States and political subdivisions	$353,626	$4,993	$-	$-	$353,626	$4,993

Available for Sale
Residential mortgage-backed securities	$3,007	$24	$59	$1	$3,066	$25

2011
Available for Sale
Residential mortgage-backed securities	$103,258	$180	$-	$-	$103,258	$180
States and political subdivisions	-	-	1,164	23	1,164	23

Total	$103,258	$180	$1,164	$23	$104,422	$203

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

Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time the Corporation will receive full value for the securities. Furthermore, as of December 31, 2012, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Corporation will not have to sell any such securities before a recovery of cost. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2012, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Corporation’s consolidated income statement.

The amortized cost and estimated fair value of securities, excluding trading securities, at December 31, 2012 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities and equity securities are shown separately since they are not due at a single maturity date.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$9,635	$9,701	$629,451	$631,856
Due after one year through five years	348,103	382,359	2,574,842	2,613,865
Due after five years through ten years	162,466	162,209	73,658	80,067
Due after ten years	2,425,452	2,431,650	294,220	323,616
Residential mortgage-backed securities	10,725	11,025	2,382,514	2,518,003
Equity securities	-	-	35,892	35,892

Total	$2,956,381	$2,996,944	$5,990,577	$6,203,299

Sales of securities available for sale were as follows:

	2012	2011	2010

Proceeds from sales	$16,587,482	$5,587,391	$9,997,994
Gross realized gains	6,943	6,418	8
Gross realized losses	(2,629)	(4)	(2)
Tax (expense) benefit of securities gains/losses	(1,510)	(2,245)	(2)

Year-end trading account securities, at estimated fair value, were as follows:

	2012	2011

U.S. Treasury	$14,038	$13,609
States and political subdivisions	16,036	-

Total	$30,074	$13,609

Net gains and losses on trading account securities were as follows:

	Year Ended December 31,
	2012	2011	2010

Net gain on sales transactions	$1,219	$1,607	$1,688
Net mark-to-market gains (losses)	(161)	(15)	145

Net gain on trading account securities	$1,058	$1,592	$1,833

Note 3 - Loans

Year-end loans consisted of the following:

	2012	2011

Commercial and industrial:
Commercial	$4,357,100	$3,553,989
Leases	278,535	193,412
Asset-based	192,977	169,466

Total commercial and industrial	4,828,612	3,916,867

Commercial real estate:
Commercial mortgages	2,495,481	2,383,479
Construction	608,306	434,870
Land	216,008	202,478

Total commercial real estate	3,319,795	3,020,827

Consumer real estate:
Home equity loans	310,675	282,244
Home equity lines of credit	186,522	191,960
1-4 family residential mortgages	38,323	45,943
Construction	17,621	17,544
Other	224,206	225,118

Total consumer real estate	777,347	762,809

Total real estate	4,097,142	3,783,636

Consumer and other:
Consumer installment	311,310	301,518
Other	8,435	11,018

Total consumer and other	319,745	312,536

Unearned discounts	(21,651)	(17,910)

Total loans	$9,223,848	$7,995,129

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Corporation’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Corporation’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Corporation avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Corporation also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2012, approximately 56% of the outstanding principal balance of the Corporation’s commercial real estate loans were secured by owner-occupied properties.

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

Concentrations of Credit. Most of the Corporation’s lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio, as well as other markets. The majority of the Corporation’s loan portfolio consists of commercial and industrial and commercial real estate loans. Other than energy loans, as of December 31, 2012 and 2011, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

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

Foreign Loans. The Corporation has U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at December 31, 2012 or 2011.

Overdrafts. Deposit account overdrafts reported as loans totaled $102.4 million and $5.2 million at December 31, 2012 and 2011. At December 31, 2012, commercial and industrial loans included $95.3 million related to an overdraft by a correspondent bank customer. The overdraft cleared subsequent to year-end.

Related Party Loans. In the ordinary course of business, the Corporation has granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”). These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectibility. Activity in related party loans during 2012 is presented in the following table. Other changes were primarily related to decreased letters of credit and changes in related party status.

Balance outstanding at December 31, 2011	$61,357
Principal additions	107,935
Principal reductions	(99,273)
Other changes	(4,773)

Balance outstanding at December 31, 2012	$65,246

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

Year-end non-accrual loans, segregated by class of loans, were as follows:

	2012	2011

Commercial and industrial:
Energy	$1,150	$-
Other commercial	45,158	43,874
Commercial real estate:
Buildings, land and other	38,631	43,820
Construction	1,100	1,329
Consumer real estate	2,773	4,587
Consumer and other	932	728

Total	$89,744	$94,338

As of December 31, 2012, non-accrual loans reported in the table above included $2.2 million related to loans that were restructured as “troubled debt restructurings” during 2012. See the section captioned “Troubled Debt Restructurings” elsewhere in this note.

Had non-accrual loans performed in accordance with their original contract terms, the Corporation would have recognized additional interest income, net of tax, of approximately $2.6 million in 2012, $3.3 million in 2011, and $3.9 million in 2010.

An age analysis of past due loans (including both accruing and non-accruing loans), segregated by class of loans, as of December 31, 2012 was as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due

Commercial and industrial:
Energy	$714	$1,427	$2,141	$1,081,045	$1,083,186	$1,427
Other commercial	21,328	8,438	29,766	3,715,660	3,745,426	1,722
Commercial real estate:
Buildings, land and other	14,413	4,528	18,941	2,692,548	2,711,489	438
Construction	1,028	-	1,028	607,278	608,306	-
Consumer real estate	5,601	3,874	9,475	767,872	777,347	2,786
Consumer and other	2,755	827	3,582	316,163	319,745	621
Unearned discounts	-	-	-	(21,651)	(21,651)	-

Total	$45,839	$19,094	$64,933	$9,158,915	$9,223,848	$6,994

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

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment

2012
Commercial and industrial:
Energy	$1,255	$-	$1,069	$1,069	$900	$214
Other commercial	56,784	21,709	19,096	40,805	4,200	42,630
Commercial real estate:
Buildings, land and other	44,652	19,010	17,149	36,159	3,137	40,258
Construction	1,497	1,100	-	1,100	-	1,392
Consumer real estate	961	864	-	864	-	1,617
Consumer and other	428	400	-	400	-	469

Total	$105,577	$43,083	$37,314	$80,397	$8,237	$86,580

2011
Commercial and industrial:
Energy	$-	$-	$-	$-	$-	$-
Other commercial	57,723	34,712	4,619	39,331	2,696	53,830
Commercial real estate:
Buildings, land and other	51,163	38,686	2,243	40,929	1,113	48,635
Construction	1,568	1,281	-	1,281	-	4,339
Consumer real estate	2,499	1,719	751	2,470	95	1,845
Consumer and other	562	554	-	554	-	265

Total	$113,515	$76,952	$7,613	$84,565	$3,904	$108,914

The average recorded investment in impaired loans was $130.8 million in 2010.

Troubled Debt Restructurings. The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. Troubled debt restructurings during 2012 and 2011 are set forth in the following table. There were no troubled debt restructurings during 2010.

	2012		2011
	Balance at Restructure	Balance at Year-end	Balance at Restructure	Balance at Year-end

Commercial and industrial:
Other commercial	$1,602	$1,478	$191	$179
Commercial real estate:
Buildings, land and other	714	710	7,519	6,183
Consumer real estate	-	-	969	932
Consumer	-	-	469	456

	$2,316	$2,188	$9,148	$7,750

All of the loans identified as troubled debt restructurings by the Corporation were previously on non-accrual status and reported as impaired loans prior to restructuring. The modifications primarily related to extending the amortization periods of the loans or converting the loans to interest only for a limited period of time. The Corporation did not grant interest-rate concessions on any restructured loan. All loans restructured during 2011 and 2012 that remain outstanding are on non-accrual status as of December 31, 2012. See the section captioned “Non-accrual Loans” elsewhere in this note. Because the loans were classified and on non-accrual status both before and after restructuring, the modifications did not impact the Corporation’s determination of the allowance for loan losses. Payment defaults on loans restructured in troubled debt restructurings during the reported periods were not significant.

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

	December 31, 2012		December 31, 2011
	Weighted Average Risk Grade	Loans	Weighted Average Risk Grade	Loans

Commercial and industrial:
Energy
Risk grades 1-8	5.24	$1,081,725	5.21	$868,561
Risk grade 9	9.00	392	9.00	2,025
Risk grade 10	10.00	-	10.00	-
Risk grade 11	11.00	-	11.00	-
Risk grade 12	12.00	169	12.00	-
Risk grade 13	13.00	900	13.00	-

Total energy	5.25	$1,083,186	5.22	$870,586

Other commercial
Risk grades 1-8	5.81	$3,367,443	6.20	$2,802,037
Risk grade 9	9.00	250,508	9.00	55,105
Risk grade 10	10.00	28,440	10.00	49,982
Risk grade 11	11.00	53,797	11.00	96,046
Risk grade 12	12.00	40,603	12.00	39,826
Risk grade 13	13.00	4,635	13.00	3,285

Total other commercial	6.21	$3,745,426	6.55	$3,046,281

Commercial real estate:
Buildings, land and other
Risk grades 1-8	6.63	$2,460,448	6.69	$2,266,576
Risk grade 9	9.00	92,041	9.00	103,894
Risk grade 10	10.00	42,603	10.00	45,278
Risk grade 11	11.00	77,658	11.00	126,594
Risk grade 12	12.00	35,602	12.00	41,747
Risk grade 13	13.00	3,137	13.00	1,868

Total commercial real estate	6.97	$2,711,489	7.14	$2,585,957

Construction
Risk grades 1-8	6.82	$579,108	6.95	$378,530
Risk grade 9	9.00	23,046	9.00	30,376
Risk grade 10	10.00	4,435	10.00	16,186
Risk grade 11	11.00	617	11.00	8,449
Risk grade 12	12.00	1,100	12.00	1,329
Risk grade 13	13.00	-	13.00	-

Total construction	6.94	$608,306	7.30	$434,870

The Corporation has established maximum loan to value standards to be applied during the origination process of commercial and consumer real estate loans. The Corporation does not subsequently monitor loan-to-value ratios (either individually or on a weighted-average basis) for loans that are subsequently considered to be of a pass grade (grades 9 or better) and/or current with respect to principal and interest payments. As stated above, when an individual commercial real estate loan has a calculated risk grade of 10 or higher, a special assets officer analyzes the loan to determine whether the loan is impaired. At that time, the Corporation reassesses the loan to value position in the loan. If the loan is determined to be collateral dependent, specific allocations of the allowance for loan losses are made for the amount of any collateral deficiency. If a collateral deficiency is ultimately deemed to be uncollectible, the amount is charged-off. These loans and related assessments of collateral position are monitored on an individual, case-by-case basis. The Corporation does not monitor loan-to-value ratios on a weighted-average basis for commercial real estate loans having a calculated risk grade of 10 or higher. Nonetheless, there were 4 commercial real estate loans having a calculated risk grade of 10 or higher in excess of $5 million as of December 31, 2012, which totaled $38.5 million and had a weighted-average loan-to-value ratio of 65.9%. When an individual consumer real estate loan becomes past due by more than 10 days, the assigned relationship manager will begin collection efforts. The Corporation only reassesses the loan to value position in a consumer real estate loan if, during the course of the collections process, it is determined that the loan has become collateral dependent, and any collateral deficiency is recognized as a charge-off to the allowance for loan losses. Accordingly, the Corporation does not monitor loan-to-value ratios on a weighted-average basis for collateral dependent consumer real estate loans.

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

Net (charge-offs)/recoveries, segregated by class of loan, were as follows:

	2012	2011	2010

Commercial and industrial:
Energy	$4	$6	$-
Other commercial	(13,627)	(29,158)	(28,530)
Commercial real estate:
Buildings, land and other	698	(8,980)	(5,928)
Construction	78	(454)	(616)
Consumer real estate	(638)	(2,293)	(2,059)
Consumer and other	(2,289)	(2,735)	(5,471)

Total	$(15,774)	$(43,614)	$(42,604)

In assessing the general economic conditions in the State of Texas, management monitors and tracks the Texas Leading Index (“TLI”), which is produced by the Federal Reserve Bank of Dallas. The TLI is a single summary statistic that is designed to signal the likelihood of the Texas economy’s transition from expansion to recession and vice versa. Management believes this index provides a reliable indication of the direction of overall credit quality. The TLI is a composite of the following eight leading indicators: (i) Texas Value of the Dollar, (ii) U.S. Leading Index, (iii) real oil prices (iv) well permits, (v) initial claims for unemployment insurance, (vi) Texas Stock Index, (vii) Help-Wanted Index and (viii) average weekly hours worked in manufacturing. The TLI totaled 123.0 at November 30, 2012 (most recent date available) and 120.3 at December 31, 2011. A higher TLI value implies more favorable economic conditions.

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

During 2011, the Corporation refined its methodology for the determination of reserves allocated to specific loan portfolio segments to provide reserves for loans to borrowers in distressed industries. To determine the amount of the allocation, management calculates the weighted-average risk grade for all loans to borrowers in distressed industries by loan portfolio segment. A multiple is then applied to the amount by which the weighted-average risk grade for loans to borrowers in distressed industries exceeds the weighted-average risk grade for all pass-grade loans within the loan portfolio segment to derive an allocation factor for loans to borrowers in distressed industries. The amount of the allocation for each loan portfolio segment is the product of this allocation factor and the outstanding balance of pass-grade loans within the identified distressed industries that have a risk grade of 6 or higher. This change in the Corporation’s methodology for the determination of reserves allocated to specific loan portfolio segments did not significantly impact the provision for loan losses recorded during 2011. Management identifies potential distressed industries by analyzing industry trends related to delinquencies, classifications and charge-offs. At December 31, 2012 and 2011, contractors were considered to be a distressed industry based on elevated levels of delinquencies, classifications and charge-offs relative to other industries within the Corporation’s loan portfolio. Furthermore, the Corporation determined, through a review of borrower financial information that, as a whole, contractors have experienced, among other things, decreased revenues, reduced backlog of work, compressed margins and little, if any, net income.

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

The following table presents details of the allowance for loan losses, segregated by loan portfolio segment. Prior to 2012, certain general valuation allowances were not allocated to specific loan portfolio segments.

	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Unallocated	Total

December 31, 2012
Historical valuation allowances	$30,565	$15,687	$3,013	$7,344	$-	$56,609
Specific valuation allowances	5,100	3,137	-	-	-	8,237
General valuation allowances:
Environmental risk adjustment	6,593	3,682	684	1,816	-	12,775
Distressed industries	5,883	1,182	-	-	-	7,065
Excessive industry concentrations	4,291	2,795	-	-	-	7,086
Large relationship concentrations	1,420	981	-	-	-	2,401
Highly-leveraged credit relationships	2,905	699	-	-	-	3,604
Policy exceptions	-	-	-	-	2,466	2,466
Credit and collateral exceptions	-	-	-	-	1,635	1,635
Loans not reviewed by concurrence	2,277	2,413	2,411	1,159	-	8,260
Adjustment for recoveries	(4,870)	(1,230)	(856)	(6,812)	-	(13,768)
General macroeconomic risk	-	-	-	-	8,083	8,083

Total	$54,164	$29,346	$5,252	$3,507	$12,184	$104,453

December 31, 2011
Historical valuation allowances	$30,368	$15,153	$2,742	$9,876	$-	$58,139
Specific valuation allowances	2,696	1,113	95	-	-	3,904
General valuation allowances:
Environmental risk adjustment	5,656	3,724	703	2,759	-	12,842
Distressed industries	4,054	922	-	-	-	4,976
Excessive industry concentrations	-	-	-	-	6,995	6,995
Large relationship concentrations	-	-	-	-	2,232	2,232
Highly-leveraged credit relationships	-	-	-	-	3,530	3,530
Policy exceptions	-	-	-	-	2,121	2,121
Credit and collateral exceptions	-	-	-	-	1,603	1,603
Loans not reviewed by concurrence	-	-	-	-	9,030	9,030
Adjustment for recoveries	-	-	-	-	(13,071)	(13,071)
General macroeconomic risk	-	-	-	-	17,846	17,846

Total	$42,774	$20,912	$3,540	$12,635	$30,286	$110,147

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

The following table details activity in the allowance for loan losses by portfolio segment for 2012, 2011 and 2010. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Unallocated	Total

2012
Beginning balance	$42,774	$20,912	$3,540	$12,635	$30,286	$110,147
Provision for loan losses	25,013	7,658	2,350	(6,839)	(18,102)	10,080
Charge-offs	(18,493)	(3,951)	(1,495)	(9,101)	-	(33,040)
Recoveries	4,870	4,727	857	6,812	-	17,266

Net charge-offs	(13,623)	776	(638)	(2,289)	-	(15,774)

Ending balance	$54,164	$29,346	$5,252	$3,507	$12,184	$104,453

Period-end amount allocated to:
Loans individually evaluated for impairment	$13,171	$4,366	$-	$-	$-	$17,537
Loans collectively evaluated for impairment	40,993	24,980	5,252	3,507	12,184	86,916

Ending balance	$54,164	$29,346	$5,252	$3,507	$12,184	$104,453

2011
Beginning balance	$57,789	$28,534	$3,223	$11,974	$24,796	$126,316
Provision for loan losses	14,137	1,812	2,610	3,396	5,490	27,445
Charge-offs	(33,678)	(10,776)	(2,789)	(9,442)	-	(56,685)
Recoveries	4,526	1,342	496	6,707	-	13,071

Net charge-offs	(29,152)	(9,434)	(2,293)	(2,735)	-	(43,614)

Ending balance	$42,774	$20,912	$3,540	$12,635	$30,286	$110,147

Period-end amount allocated to:
Loans individually evaluated for impairment	$15,829	$3,625	$95	$-	$-	$19,549
Loans collectively evaluated for impairment	26,945	17,287	3,445	12,635	30,286	90,598

Ending balance	$42,774	$20,912	$3,540	$12,635	$30,286	$110,147

	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Unallocated	Total

2010
Beginning balance	$57,394	$28,514	$2,560	$16,929	$19,912	$125,309
Provision for loan losses	28,925	6,564	2,722	516	4,884	43,611
Charge-offs	(31,324)	(7,524)	(2,682)	(11,893)	-	(53,423)
Recoveries	2,794	980	623	6,422	-	10,819

Net charge-offs	(28,530)	(6,544)	(2,059)	(5,471)	-	(42,604)

Ending balance	$57,789	$28,534	$3,223	$11,974	$24,796	$126,316

Period-end amount allocated to:
Loans individually evaluated for impairment	$31,948	$8,591	$-	$-	$-	$40,539
Loans collectively evaluated for impairment	25,841	19,943	3,223	11,974	24,796	85,777

Ending balance	$57,789	$28,534	$3,223	$11,974	$24,796	$126,316

The Corporation’s recorded investment in loans as of December 31, 2012 and 2011 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology was as follows:

	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Unearned Discounts	Total

2012
Loans individually evaluated for impairment	$128,544	$165,152	$864	$400	$-	$294,960
Loans collectively evaluated for impairment	4,700,068	3,154,643	776,483	319,345	(21,651)	8,928,888

Ending balance	$4,828,612	$3,319,795	$777,347	$319,745	$(21,651)	$9,223,848

2011
Loans individually evaluated for impairment	$189,139	$241,451	$2,470	$554	$-	$433,614
Loans collectively evaluated for impairment	3,727,728	2,779,376	760,339	311,982	(17,910)	7,561,515

Ending balance	$3,916,867	$3,020,827	$762,809	$312,536	$(17,910)	$7,995,129

Note 4 - Premises and Equipment

Year-end premises and equipment were as follows:

	2012	2011

Land	$105,004	$103,359
Buildings	238,782	248,232
Furniture and equipment	201,843	196,681
Leasehold improvements	59,489	56,531
Construction in progress	3,503	4,269

	608,621	609,072
Less accumulated depreciation and amortization	(292,687)	(290,030)

Total premises and equipment, net	$315,934	$319,042

Depreciation and amortization of premises and equipment totaled $21.8 million in both 2012 and 2011 and $22.2 million in 2010.

Note 5 - Goodwill and Other Intangible Assets

Goodwill and other intangible assets are presented in the table below. The increases in goodwill and certain other intangible assets were primarily related to the acquisition of Stone Partners Inc. (“Stone”), a human resources consulting firm that specializes in compensation, benefits and outsourcing services, on January 1, 2012. Stone was based in Houston with additional offices in Dallas and Austin. Stone was fully integrated into Frost Insurance Agency subsequent to acquisition. The acquisition of Stone did not significantly impact the Corporation’s financial statements.

Goodwill. Year-end goodwill was as follows:

	2012	2011

Goodwill	$535,509	$528,072

Other Intangible Assets. Year-end other intangible assets were as follows:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets

2012
Core deposits	$34,966	$(29,670)	$5,296
Customer relationships	6,839	(4,577)	2,262
Non-compete agreements	986	(397)	589

	$42,791	$(34,644)	$8,147

2011
Core deposits	$34,966	$(26,732)	$8,234
Customer relationships	5,975	(3,862)	2,113
Non-compete agreements	567	(310)	257

	$41,508	$(30,904)	$10,604

Other intangible assets are amortized on an accelerated basis over their estimated lives, which range from 5 to 10 years. Amortization expense related to intangible assets totaled $3.9 million in 2012, $4.4 million in 2011, and $5.1 million in 2010. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2012 is as follows:

2013	$3,115
2014	2,271
2015	1,489
2016	777
2017	215
Thereafter	280

$8,147

Note 6 - Deposits

Year-end deposits were as follows:

	2012	2011

Non-interest-bearing demand deposits:
Commercial and individual	$7,186,105	$5,848,840
Correspondent banks	436,381	370,275
Public funds	474,451	453,440

Total non-interest-bearing demand deposits	8,096,937	6,672,555

Interest-bearing deposits:
Private accounts:
Savings and interest checking	3,812,712	2,912,937
Money market accounts	6,127,256	5,664,780
Time accounts of $100,000 or more	514,346	533,682
Time accounts under $100,000	464,641	522,887

Total private accounts	10,918,955	9,634,286

Public funds:
Savings and interest checking	287,391	265,747
Money market accounts	50,600	44,590
Time accounts of $100,000 or more	140,191	136,422
Time accounts under $100,000	3,292	3,148

Total public funds	481,474	449,907

Total interest-bearing deposits	11,400,429	10,084,193

Total deposits	$19,497,366	$16,756,748

The following table presents additional information about the Corporation’s year-end deposits:

	2012	2011

Money market deposits obtained through brokers’	$-	$24,500
Deposits from the Certificate of Deposit Account Registry Service (CDARS)	2,723	45,005
Deposits from foreign sources (primarily Mexico)	799,504	744,669
Deposits from certain directors, executive officers and their affiliates	158,971	115,837

Scheduled maturities of time deposits, including both private and public funds, at December 31, 2012 were as follows:

2013	$957,190
2014	165,280

$1,122,470

Scheduled maturities of time deposits in amounts of $100,000 or more, including both private and public funds, at December 31, 2012, were as follows:

Due within 3 months or less	$239,465
Due after 3 months and within 6 months	120,625
Due after 6 months and within 12 months	176,978
Due after 12 months	117,469

$654,537

Note 7 - Borrowed Funds

Federal Home Loan Bank Advances. Federal Home Loan Bank (“FHLB”) advances totaled $7 thousand at December 31, 2012 and totaled $26 thousand at December 31, 2011. The advances mature in 2013 and had a weighted-average rate of 6.0% at December 31, 2012 and 2011. The advances are collateralized by a blanket floating lien on all first mortgage loans, certain pledged securities, the FHLB capital stock owned by the Corporation and any funds on deposit with the FHLB.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase. Federal funds purchased are short-term borrowings that typically mature within one to ninety days. Federal funds purchased totaled $1.6 million and $875 thousand at December 31, 2012 and 2011. Securities sold under agreements to repurchase are secured short-term borrowings that typically mature within thirty to ninety days. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. The Corporation may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase totaled $559.5 million and $721.3 million at December 31, 2012 and 2011.

Subordinated Notes Payable. In February 2007, the Corporation issued $100 million of 5.75% fixed-to-floating rate subordinated notes that mature on February 15, 2017. The notes, which qualify as Tier 2 capital for Cullen/Frost, had an interest rate of 5.75% per annum, payable semi-annually on each February 15 and August 15, commencing on August 15, 2007 until February 15, 2012. From February 15, 2012, to but excluding the maturity date or date of earlier redemption and commencing on May 15, 2012, the notes will bear interest at a rate per annum equal to three-month LIBOR for the related interest period plus 0.53% (0.84% at December 31, 2012), payable quarterly on each February 15, May 15, August 15 and November 15. The notes are subordinated in right of payment to all our senior indebtedness and effectively subordinated to all existing and future debt and all other liabilities of our subsidiaries. The notes cannot be accelerated except in the event of bankruptcy or the occurrence of certain other events of bankruptcy, insolvency or reorganization. The notes mature on February 15, 2017. The Corporation may elect to redeem the notes (subject to regulatory approval), in whole or in part, on any interest payment date on or after February 15, 2012 at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest. Unamortized debt issuance costs related to these notes, which are included in other assets, totaled $490 thousand and $610 thousand at December 31, 2012 and 2011. Proceeds from sale of the notes were used to fund a portion of the redemption of certain junior subordinated deferrable interest debentures.

In August 2011, Frost Bank redeemed $150 million of subordinated notes that were originally issued in 2001 and had an interest rate of 6.875%, per annum, which was payable semi-annually. A portion of the notes qualified as Tier 2 capital for both Frost Bank and Cullen/Frost during the reported periods prior to the third quarter of 2010.

Junior Subordinated Deferrable Interest Debentures. At December 31, 2012 and 2011, the Corporation had $123.7 million of junior subordinated deferrable interest debentures issued to Cullen/Frost Capital Trust II (“Trust II”), a wholly owned Delaware statutory business trust. Unamortized debt issuance costs related to Trust II, which are included in other assets, totaled $1.2 million and $1.3 million at December 31, 2012 and 2011. The trust is considered a variable interest entity for which the Corporation is not the primary beneficiary. Accordingly, the accounts of the trust are not included in the Corporation’s consolidated financial statements. See Note 1 - Summary of Significant Accounting Policies for additional information about the Corporation’s consolidation policy. Details of the Corporation’s transactions with the capital trust are presented below.

Trust II was formed in 2004 for the purpose of issuing $120 million of floating rate (three-month LIBOR plus a margin of 1.55%) trust preferred securities, which represent beneficial interests in the assets of the trust. The trust preferred securities will mature on March 1, 2034 and are redeemable with the approval of the Federal Reserve Board in whole or in part at the option of the Corporation at any time after March 1, 2009 and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment. Distributions on the trust preferred securities are payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. Trust II also issued $3.7 million of common equity securities to Cullen/Frost. The proceeds of the offering of the trust preferred securities and common equity securities were used to purchase $123.7 million of floating rate (three-month LIBOR plus a margin of 1.55%, which was equal to 1.86% and 2.08% at December 31, 2012 and 2011) junior subordinated deferrable interest debentures issued by the Corporation, which have terms substantially similar to the trust preferred securities. In October 2008, the Corporation entered into an interest rate swap contract on the junior subordinated deferrable interest debentures that effectively fixed the interest rate on the debentures for a period of five years. See Note 15 - Derivative Financial Instruments.

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

Despite the fact that the accounts of the capital trusts are not included in the Corporation’s consolidated financial statements, the trust preferred securities issued by these subsidiary trusts are included in the Tier 1 capital of Cullen/Frost for regulatory capital purposes. Federal Reserve Board rules limit the aggregate amount of restricted core capital elements (which includes trust preferred securities, among other things) that may be included in the Tier 1 capital of most bank holding companies to 25% of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Large, internationally active bank holding companies (as defined) are subject to a 15% limitation. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. The current quantitative limits do not preclude the Corporation from including the $120 million in trust preferred securities outstanding in Tier 1 capital as of December 31, 2012. In June 2012, the Federal Reserve published two notices of proposed rulemaking (the “2012 Capital Proposals”) that would substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including Cullen/Frost and Frost Bank, compared to the current U.S. risk-based capital rules. Among other things, certain provisions of the 2012 Capital Proposals will require the Corporation to deduct, over four years beginning on January 1, 2013, all trust preferred securities from the Corporation’s Tier 1 capital. Nonetheless, excluding trust preferred securities from Tier 1 capital at December 31, 2012 would not affect the Corporation’s ability to meet all capital adequacy requirements to which it is subject.

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

Year-end financial instruments with off-balance-sheet risk were as follows:

	2012	2011

Commitments to extend credit	$5,710,448	$5,147,363
Standby letters of credit	186,049	235,903
Deferred standby letter of credit fees	1,412	1,488

Credit Card Guarantees. The Corporation guarantees the credit card debt of certain customers to the merchant bank that issues the cards. At December 31, 2012 and 2011, the guarantees totaled $8.8 million and $7.6 million, of which amounts, $1.0 million and $738 thousand were fully collateralized.

Securities Lending. The Corporation lends certain customer securities to creditworthy brokers on behalf of those customers. If the borrower fails to return these securities, the Corporation indemnifies its customers based on the then current net realizable fair value of the securities. The Corporation holds collateral received in securities lending transactions as an agent. Accordingly, such collateral assets are not assets of the Corporation. The Corporation requires borrowers to provide collateral equal to or in excess of 100% of the fair value of the securities borrowed. The collateral is valued daily and additional collateral is requested as necessary. The maximum future payments guaranteed by the Corporation under these contractual agreements (representing the fair value of securities lent to brokers) totaled $1.8 billion at December 31, 2012. At December 31, 2012, the Corporation held in trust liquid assets with a fair value of $1.8 billion as collateral for these agreements.

Lease Commitments. The Corporation leases certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $22.7 million in 2012, and $21.6 million in both 2011 and 2010. Future minimum lease payments due under non-cancelable operating leases at December 31, 2012 were as follows:

2013	$18,298
2014	16,410
2015	15,171
2016	13,728
2017	11,978
Thereafter	59,873

$135,458

It is expected that certain leases will be renewed, or equipment replaced with new leased equipment, as these leases expire. Aggregate future minimum rentals to be received under non-cancelable subleases greater than one year at December 31, 2012, were $436 thousand.

The Corporation leases a branch facility from a partnership interest of a director. Payments related to this lease totaled $902 thousand in 2012, $898 thousand in 2011, and $852 thousand in 2010. The terms of the lease are substantially the same as those offered for comparable transactions with non-related parties at the time the lease transaction was consummated.

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

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

	2012	2011	2010

Distributed earnings allocated to common stock	$116,471	$111,827	$107,597
Undistributed earnings allocated to common stock	120,707	104,980	100,340

Net earnings allocated to common stock	$237,178	$216,807	$207,937

Weighted-average shares outstanding for basic earnings per common share	61,298,041	61,101,072	60,410,680
Dilutive effect of stock compensation	345,341	176,697	174,972

Weighted-average shares outstanding for diluted earnings per common share	61,643,382	61,277,769	60,585,652

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

Cullen/Frost’s and Frost Bank’s Tier 1 capital consists of shareholders’ equity excluding unrealized gains and losses on securities available for sale, the accumulated gain or loss on effective cash flow hedging derivatives, the net actuarial gain/loss on the Corporation’s defined benefit post-retirement benefit plans, goodwill and other intangible assets. Tier 1 capital for Cullen/Frost also includes trust preferred securities issued by its unconsolidated subsidiary trust totaling $120 million in 2012 and 2011 (see Note 7—Borrowed Funds). Cullen/Frost’s and Frost Bank’s total capital is comprised of Tier 1 capital for each entity plus a permissible portion of the allowance for loan losses. The Corporation’s aggregate $100 million of floating rate subordinated notes are not included in Tier 1 capital but the permissible portion (which decreases 20% per year during the final five years of the term of the notes) totaling $80 million at December 31, 2012 and $100 million at December 31, 2011, is included in total capital of Cullen/Frost.

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

Year-end actual and required capital ratios for Cullen/Frost and Frost Bank were as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

2012

Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,947,974	15.11%	$1,031,526	8.00%	$1,289,408	10.00%
Frost Bank	1,730,444	13.43	1,030,878	8.00	1,288,597	10.00
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,763,521	13.68	515,763	4.00	773,645	6.00
Frost Bank	1,625,991	12.62	515,439	4.00	773,158	6.00
Leverage Ratio
Cullen/Frost	1,763,521	8.28	851,483	4.00	1,064,354	5.00
Frost Bank	1,625,991	7.64	850,954	4.00	1,063,693	5.00

2011

Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,835,428	16.24%	$903,970	8.00%	$1,129,962	10.00%
Frost Bank	1,641,921	14.54	903,427	8.00	1,129,284	10.00
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,625,281	14.38	451,985	4.00	677,977	6.00
Frost Bank	1,531,774	13.56	451,713	4.00	677,570	6.00
Leverage Ratio
Cullen/Frost	1,625,281	8.66	750,643	4.00	938,304	5.00
Frost Bank	1,531,774	8.17	750,249	4.00	937,811	5.00

Management believes that, as of December 31, 2012, Cullen/Frost and its bank subsidiary, Frost Bank, were “well capitalized” based on the ratios presented above.

Cullen/Frost and Frost Bank are subject to the regulatory capital requirements administered by the Federal Reserve (see the section captioned “Charter Conversion” below) and, for Frost Bank, the Federal Deposit Insurance Corporation (“FDIC”). Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on the Corporation’s financial statements. Management believes, as of December 31, 2012, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.

Dividend Restrictions. In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well capitalized” status, at December 31, 2012, Frost Bank could pay aggregate dividends of up to $306.5 million to Cullen/Frost without prior regulatory approval.

Trust Preferred Securities. In accordance with the applicable accounting standard related to variable interest entities, the accounts of the Corporation’s wholly owned subsidiary trust, Cullen/Frost Capital Trust II, have not been included in the Corporation’s consolidated financial statements. However, the $120.0 million in trust preferred securities issued by this subsidiary trust have been included in the Tier 1 capital of Cullen/Frost for regulatory capital purposes pursuant to guidance from the Federal Reserve. As previously stated in Note 7 - Borrowed Funds, certain provisions of the 2012 Capital Proposals will require the Corporation to deduct, over four years beginning on January 1, 2013, all trust preferred securities from the Corporation’s Tier 1 capital. Trust preferred securities no longer included in Tier 1 capital would nonetheless be included as a component of Tier 2 capital. Excluding trust preferred securities from Tier 1 capital at December 31, 2012 would not affect the Corporation’s ability to meet all capital adequacy requirements to which it is subject.

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

Note 11 - Employee Benefit Plans

Retirement Plans

Profit Sharing Plans. The profit-sharing plan is a defined contribution retirement plan that covers employees who have completed at least one year of service and are age 21 or older. All contributions to the plan are made at the discretion of the Corporation and may be made without regard to current or accumulated profits. Contributions are allocated to eligible participants pro rata, based upon compensation, age and other factors. Plan participants self-direct the investment of allocated contributions by choosing from a menu of investment options. Account assets are subject to withdrawal restrictions and participants vest in their accounts after three years of service. The Corporation also maintains a separate non-qualified profit sharing plan for certain employees whose participation in the qualified profit sharing plan is limited. The plan offers such employees an alternative means of receiving comparable benefits. Expense related to these plans totaled $9.2 million in 2012, $11.8 million in 2011 and $12.0 million in 2010.

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

The Corporation uses a December 31 measurement date for its defined benefit plans. Combined activity in the Corporation’s defined benefit pension plans was as follows:

	2012	2011	2010

Change in benefit obligation:
Benefit obligation at beginning of year	$157,855	$145,246	$132,456
Interest cost	7,801	7,892	7,724
Actuarial (gain) loss	18,436	10,383	10,189
Benefits paid	(5,934)	(5,666)	(5,123)

Benefit obligation at end of year	178,158	157,855	145,246

Change in plan assets:
Fair value of plan assets at beginning of year	137,253	141,050	128,044
Actual return on plan assets	13,931	(3,776)	17,580
Employer contributions	651	5,645	549
Benefits paid	(5,934)	(5,666)	(5,123)

Fair value of plan assets at end of year	145,901	137,253	141,050

Funded status of the plan at end of year and accrued benefit liability recognized	$32,257	$20,602	$4,196

Accumulated benefit obligation at end of year	$178,158	$157,855	$145,246

Certain disaggregated information related to the Corporation’s defined benefit pension plans as of year-end was as follows:

	Retirement Plan		Restoration Plan

	2012	2011	2012	2011

Projected benefit obligation	$160,738	$141,277	$17,420	$16,578
Accumulated benefit obligation	160,738	141,277	17,420	16,578
Fair value of plan assets	145,901	137,253	-	-
Funded status of the plan at end of year and accrued benefit (asset) liability recognized	14,837	4,024	17,420	16,578

The components of the combined net periodic benefit cost (benefit) for the Corporation’s defined benefit pension plans were as follows:

	2012	2011	2010

Expected return on plan assets, net of expenses	$(10,412)	$(11,434)	$(11,008)
Interest cost on projected benefit obligation	7,801	7,892	7,724
Net amortization and deferral	5,709	3,130	2,915

Net periodic cost (benefit)	$3,098	$(412)	$(369)

Amounts related to the Corporation’s defined benefit pension plans recognized as a component of other comprehensive income were as follows:

	2012	2011	2010

Net actuarial gain (loss)	$(9,405)	$(22,463)	$(702)
Deferred tax (expense) benefit	3,292	7,862	245

Other comprehensive income (loss), net of tax	$(6,113)	$(14,601)	$(457)

Amounts recognized as a component of accumulated other comprehensive loss as of year-end that have not been recognized as a component of the combined net period benefit cost of the Corporation’s defined benefit pension plans are presented in the following table. The Corporation expects to recognize approximately $6.6 million of the net actuarial loss reported in the following table as of December 31, 2012 as a component of net periodic benefit cost during 2013.

	2012	2011

Net actuarial loss	$(75,494)	$(66,287)
Deferred tax benefit	26,423	23,200

Amounts included in accumulated other comprehensive loss, net of tax	$(49,071)	$(43,087)

The weighted-average assumptions used to determine the benefit obligations as of the end of the years indicated and the net periodic benefit cost for the years indicated are presented in the table below. Because the plans were frozen, increases in compensation are not considered after 2001.

	2012	2011	2010

Benefit obligations:
Discount rate	4.20%	5.05%	5.55%
Net periodic benefit cost:
Discount rate	5.05%	5.55%	5.95%
Expected return on plan assets	7.75	8.25	8.75

Management uses an asset allocation optimization model to analyze the potential risks and rewards associated with various asset allocation strategies on a quarterly basis. As of December 31, 2012, management’s investment objective for the Corporation’s defined benefit plans is to achieve long-term growth. This strategy provides for a target asset allocation of approximately 62% invested in equity securities, approximately 35% invested in fixed income debt securities with any remainder invested in cash or short-term cash equivalents. The modeling process calculates, with a 90% confidence ratio, the potential risk associated with a given asset allocation and helps achieve adequate diversification of investment assets. The plan assets are reviewed annually to determine if the obligations can be met with the current investment mix and funding strategy.

The major categories of assets in the Corporation’s Retirement Plan as of year-end is presented in the following table. Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 “Fair Value Measurements and Disclosures,” utilized to measure fair value (see Note 16 - Fair Value Measurements). The Plan previously reported certain investments using Level 1 market inputs. Plan management has determined that certain of these investments should have been reported as Level 2. This change had no impact on the fair value of the investments in any of the periods presented. The Corporation’s Restoration Plan is unfunded.

	2012	2011

Level 1:
Mutual funds	$141,115	$127,022
Cash and cash equivalents	2,466	7,091

Level 2:
Corporate bonds and notes	1,350	1,973
U.S. government agency securities	696	896
States and political subdivisions	274	271

Total fair value of plan assets	$145,901	$137,253

Mutual funds include various equity, fixed-income and blended funds with varying investment strategies. Approximately 64% of mutual fund investments consist of equity investments. The investment objective of equity funds is long-term capital appreciation with current income. The remaining mutual fund investments consist of U.S. fixed-income securities, including investment-grade U.S. Treasury securities, U.S. government agency securities and mortgage-backed securities, corporate bonds and notes and collateralized mortgage obligations. The investment objective of fixed-income funds is to maximize investment return while preserving investment principal. Corporate bonds and notes include investment-grade bonds and notes of U.S. companies from diversified industries. U.S. government agency securities include obligations of Ginnie Mae. States and political subdivisions include fixed income municipal securities. The Corporation’s investment strategies prohibit selling assets short and the use of derivatives. Additionally, the Corporation’s defined benefit plans do not directly invest in real estate, commodities, or private investments.

The asset allocation optimization model is used to estimate the expected long-term rate of return for a given asset allocation strategy. Expectations of returns for each asset class are based on comprehensive reviews of historical data and economic/financial market theory. During periods with volatile interest rates and equity security prices, the model may call for changes in the allocation of plan investments to achieve desired returns. Management assumed a long-term rate of return of 7.75% in the determination of the net periodic benefit cost for 2012. The expected long-term rate of return on assets was selected from within the reasonable range of rates determined by historical real returns, net of inflation, for the asset classes covered by the plan’s investment policy and projections of inflation over the long-term period during which benefits are payable to plan participants.

As of December 31, 2012, expected future benefit payments related to the Corporation’s defined benefit plans were as follows:

2013	$7,282
2014	7,720
2015	8,263
2016	8,688
2017	9,178
2018 through 2022	52,841

$93,972

The Corporation expects to contribute $1.0 million to the defined benefit plans during 2013.

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

Savings Plans

401(k) Plan and Thrift Incentive Plan. The Corporation maintains a 401(k) stock purchase plan that permits each participant to make before- or after-tax contributions in an amount not less than 2% and not exceeding 50% of eligible compensation and subject to dollar limits from Internal Revenue Service regulations. The Corporation matches 100% of the employee’s contributions to the plan based on the amount of each participant’s contributions up to a maximum of 6% of eligible compensation. Eligible employees must complete 90 days of service in order to enroll and vest in the Corporation’s matching contributions immediately. Expense related to the plan totaled $10.8 million in 2012, $10.2 million in 2011, and $9.8 million in 2010. The Corporation’s matching contribution is initially invested in the Cullen/Frost common stock fund. However, employees may immediately reallocate the Corporation’s matching portion, as well as invest their individual contribution, to any of a variety of investment alternatives offered under the 401(k) Plan.

The Corporation maintains a thrift incentive stock purchase plan to offer certain employees whose participation in the 401(k) plan is limited an alternative means of receiving comparable benefits. Expense related to this plan was not significant during 2012, 2011 and 2010.

Stock Compensation Plans

The Corporation has one active executive stock plan (the 2005 Omnibus Incentive Plan) and one active outside director stock plan (the 2007 Outside Directors Incentive Plan). The executive stock plan was established to help the Corporation retain and motivate key employees, while the outside director stock plans were established as a means to compensate outside directors for their service to the Corporation. All of the plans have been approved by the Corporation’s shareholders. The Compensation and Benefits Committee (“Committee”) of the Corporation’s Board of Directors has sole authority to select the employees, establish the awards to be issued, and approve the terms and conditions of each award contract under the executive stock plans.

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

During 2007, the 2007 Outside Directors Incentive Plan (the “2007 Directors Plan”) was established to replace the 1997 Directors Plan. The 2007 Directors Plan allows the Corporation to grant nonqualified stock options, stock awards and stock award units to outside directors. Subject to the terms of the plan, stock options, stock awards and/or stock award units may be awarded in such number, and upon such terms, and at any time and from time to time as determined by the Committee.

Options awarded under the 2005 Plan during the periods presented have a ten-year life and generally vest in equal annual installments over a four-year period. Non-vested stock awards/stock units awarded under the 2005 Plan generally have a four-year-cliff vesting period. No options were awarded under the 2007 Directors Plan during the reported periods. Director deferred stock units awarded under the 2007 Directors Plan have immediate vesting. Upon retirement from the Corporation’s board of directors, non-employee directors will receive one share of the Corporation’s common stock for each deferred stock unit held. Outstanding non-vested stock units and director deferred stock units receive equivalent dividend payments as such dividends are declared on the Corporation’s common stock.

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

A combined summary of activity in the Corporation’s active stock plans is presented in the following table.

			Non-Vested Stock Awards/Stock Units Outstanding		Stock Options Outstanding

	Shares Available for Grant	Director Deferred Stock Units Outstanding	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price

Balance, January 1, 2010	3,445,507	12,688	233,200	$52.27	4,600,455	$51.18
Granted	(814,910)	5,030	56,300	52.46	753,580	52.51
Stock options exercised	-	-	-	-	(819,650)	47.34
Stock awards vested	-	-	(61,950)	56.73	-	-
Deferred stock unit conversions	-	(1,203)	-	-	-	-
Forfeited	150,500	-	-	-	(150,500)	52.49
Cancelled/expired	(21,750)	-	-	-	-	-

Balance, December 31, 2010	2,759,347	16,515	227,550	51.10	4,383,885	52.08
Granted	(868,267)	5,577	56,300	48.00	806,390	48.02
Stock options exercised	-	-	-	-	(148,203)	50.18
Stock awards vested	-	-	(114,320)	50.19	-	-
Forfeited	73,250	-	-	-	(73,250)	51.43
Cancelled/expired	(875)	-	-	-	-	-

Balance, December 31, 2011	1,963,455	22,092	169,530	50.33	4,968,822	51.49
Granted	(825,542)	5,632	49,130	54.56	770,780	54.56
Stock options exercised	-	-	-		(206,336)	50.96
Stock awards vested	-	-	(30,100)	52.44	-	-
Forfeited	19,750	-	-		(19,750)	50.49
Cancelled/expired	(250)	-	-		-

Balance, December 31, 2012	1,157,413	27,724	188,560	$51.67	5,513,516	$51.94

Of the shares available for grant included in the above table as of December 31, 2012, a total of 63,043 shares may be granted as full value awards, meaning awards other than in the form of stock options or stock appreciation rights, and which are settled by the issuance of shares.

Other information regarding options outstanding and exercisable as of December 31, 2012 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Number of Shares	Weighted- Average Exercise Price

$ 45.01	-	$ 50.00	1,401,394	$48.37	7.07	807,474	$49.27
50.01	-	55.00	3,420,072	52.23	6.89	2,110,954	51.48
55.01	-	60.00	692,050	57.73	3.85	689,550	57.73

		Total	5,513,516	51.94	6.55	3,607,978	52.18

The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $15.5 million and $10.4 million at December 31, 2012.

Shares issued in connection with stock compensation awards are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. Shares issued in connection with stock compensation awards along with other related information were as follows:

	2012	2011	2010

New shares issued from available authorized shares	207,586	140,739	666,222
Issued from available treasury stock	15,600	29,824	176,991

Total	223,186	170,563	843,213

Proceeds from stock option exercises	$10,516	$7,438	$38,807
Intrinsic value of stock options exercised	1,538	1,475	6,639
Fair value of stock awards/units vested	1,649	6,161	3,322

Stock-based Compensation Expense Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Stock-based compensation expense and the related income tax benefit was as follows:

	2012	2011	2010

Stock options	$9,663	$10,834	$9,839
Non-vested stock awards/stock units	2,843	4,799	4,786
Deferred stock-units	330	330	300

Total	$12,836	$15,963	$14,925

Income tax benefit	$4,493	$5,587	$5,224

Unrecognized stock-based compensation expense at December 31, 2012 was as follows:

Stock options	$17,675
Non-vested stock awards/stock units	2,933

Total	$20,608

The weighted-average period over which this unrecognized expense related to stock options was expected to be recognized was 2.8 years. The weighted-average period over which this unrecognized expense related to non-vested stock awards/stock units was expected to be recognized was 2.6 years.

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

The weighted-average fair value of stock options granted during 2012, 2011 and 2010 estimated using a binomial lattice-based valuation model, was $11.07, $9.78, and $12.94. The assumptions used to determine the fair value of options granted are detailed in the table below.

	2012	2011	2010

Risk-free interest rate	0.10% to 3.58%	0.01% to 3.91%	0.14% to 4.98%
Weighted-average risk-free interest rate	1.85%	2.23%	2.79%
Dividend yield	3.28%	2.84%	2.79%
Expected market price volatility	24.97% to 31.15%	24.87% to 31.32%	31.11% to 41.40%
Weighted-average expected market price volatility	28.06%	29.43%	34.65%
Expected term	6.0 to 6.9 Years	6.0 to 7.0 Years	5.6 to 6.9 Years
Weighted-average expected term	6.5 Years	6.3 Years	6.0 Years

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

	2012	2011	2010

Other non-interest income:
Other	$30,703	$26,370	$28,744

Total	$30,703	$26,370	$28,744

Other non-interest expense:
Advertising, promotions and public relations	$23,773	$22,584	$15,087
Legal and other professional fees	22,341	19,802	20,792
Travel/meals and entertainment	13,049	11,493	10,350
Visa check card expense	8,940	8,214	7,048
Other	71,366	75,500	70,930

Total	$139,469	$137,593	$124,207

Note 13 - Income Taxes

Income tax expense was as follows:

	2012	2011	2010

Current income tax expense	$76,928	$60,533	$52,932
Deferred income tax expense (benefit)	(6,405)	8,167	4,644

Income tax expense, as reported	$70,523	$68,700	$57,576

Reported income tax expense differed from the amounts computed by applying the U.S. federal statutory income tax rate of 35% to income before income taxes as follows:

	2012	2011	2010

Income tax expense computed at the statutory rate	$107,966	$100,182	$93,219
Effect of tax-exempt interest	(36,543)	(35,741)	(34,355)
Bank owned life insurance income	(1,413)	(1,416)	(1,581)
Accrual adjustment for premium amortization on municipal securities	-	4,146	-
Other	513	1,529	293

Income tax expense, as reported	$70,523	$68,700	$57,576

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

Year-end deferred taxes were as follows:

	2012	2011

Deferred tax assets:
Allowance for loan losses	$36,514	$38,552
Net actuarial loss on defined benefit post-retirement benefit plans	26,423	23,131
Stock-based compensation	19,270	16,411
Bonus accrual	5,006	4,352
Gain on sale of assets	2,329	2,424
Partnerships	1,808	1,115
Non-accrual loans	1,719	1,763
Other	4,014	4,269

Total gross deferred tax assets	97,083	92,017
Deferred tax liabilities:
Net unrealized gain on securities available for sale and effective cash flow hedging derivatives	(154,603)	(156,528)
Premises and equipment	(22,451)	(23,948)
Defined benefit post-retirement benefit plans	(14,895)	(15,732)
Intangible assets	(6,924)	(7,383)
Leases	(4,717)	(5,563)
Bonus accrual 481(a) adjustment	(2,182)	(3,273)
Prepaid expenses	(1,516)	(1,509)
Reserve for medical insurance	(1,509)	(1,325)
Other	(355)	(447)

Total gross deferred tax liabilities	(209,152)	(215,708)

Net deferred tax asset (liability)	$(112,069)	$(123,691)

No valuation allowance for deferred tax assets was recorded at December 31, 2012 and 2011 as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years. There were no unrecognized tax benefits during any of the reported periods.

The Corporation files income tax returns in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2009.

Note 14 - Other Comprehensive Income (Loss)

The tax effects allocated to each component of other comprehensive income (loss) were as follows:

	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount

2012
Securities available for sale:
Change in net unrealized gain/loss during the period	$32,755	$11,464	$21,291
Reclassification adjustment for net (gains) losses included in net income	(4,314)	(1,510)	(2,804)

Total securities available for sale	28,441	9,954	18,487

Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	(9,405)	(3,292)	(6,113)

Derivatives:
Change in the accumulated gain/loss on effective cash flow hedge derivatives	(783)	(274)	(509)
Reclassification adjustments for (gains) losses included in net income:
Interest rate swaps on variable-rate loans	(37,380)	(13,083)	(24,297)
Interest rate swap on junior subordinated deferrable interest debentures	4,224	1,478	2,746

Total derivatives	(33,939)	(11,879)	(22,060)

Total other comprehensive income (loss)	$(14,903)	$(5,217)	$(9,686)

2011
Securities available for sale:
Change in net unrealized gain/loss during the period	$208,015	$72,806	$135,209
Reclassification adjustment for net (gains) losses included in net income	(6,414)	(2,245)	(4,169)

Total securities available for sale	201,601	70,561	131,040

Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	(22,463)	(7,862)	(14,601)

Derivatives:
Change in the accumulated gain/loss on effective cash flow hedge derivatives	(2,321)	(812)	(1,509)
Reclassification adjustments for (gains) losses included in net income:
Interest rate swaps on variable-rate loans	(37,380)	(13,083)	(24,297)
Interest rate swap on junior subordinated deferrable interest debentures	4,386	1,535	2,851

Total derivatives	(35,315)	(12,360)	(22,955)

Total other comprehensive income (loss)	$143,823	$50,339	$93,484

	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount

2010
Securities available for sale:
Change in net unrealized gain/loss during the period	$(21,568)	$(7,549)	$(14,019)
Reclassification adjustment for net (gains) losses included in net income	(6)	(2)	(4)

Total securities available for sale	(21,574)	(7,551)	(14,023)

Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	(887)	(310)	(577)

Derivatives:
Change in the accumulated gain/loss on effective cash flow hedge derivatives	61,553	21,544	40,009
Reclassification adjustments for (gains) losses included in net income:
Interest rate swaps on variable-rate loans	(43,389)	(15,186)	(28,203)
Interest rate swap on junior subordinated deferrable interest debentures	4,367	1,528	2,839

Total derivatives	22,531	7,886	14,645

Total other comprehensive income (loss)	$70	$25	$45

Activity in accumulated other comprehensive income, net of tax, was as follows:

	Securities Available For Sale	Defined Benefit Plans	Derivatives	Accumulated Other Comprehensive Income

Balance January 1, 2012	$227,052	$(42,958)	$63,640	$247,734
Other comprehensive income (loss)	18,487	(6,113)	(22,060)	(9,686)

Balance December 31, 2012	$245,539	$(49,071)	$41,580	$238,048

Balance January 1, 2011	$96,012	$(28,357)	$86,595	$154,250
Other comprehensive income (loss)	131,040	(14,601)	(22,955)	93,484

Balance December 31, 2011	$227,052	$(42,958)	$63,640	$247,734

Balance January 1, 2010	$110,035	$(27,780)	$71,950	$154,205
Other comprehensive income (loss)	(14,023)	(577)	14,645	45

Balance December 31, 2010	$96,012	$(28,357)	$86,595	$154,250

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

As stated above, during November 2009, the Corporation settled portions of two of the interest rate swap contracts having a total notional amount of $400.0 million and concurrently terminated the hedges related to the interest cash flows on a rolling portfolio of $400.0 million of variable rate loans. The terminated hedges had underlying loan pools totaling $300.0 million carrying an interest rate equal to Prime and $100.0 million carrying an interest rate equal to Prime plus a margin of 50 basis points. In November 2010, the Corporation settled the remaining interest rate swap contracts having a total notional amount of $800.0 million and concurrently terminated the hedges related to the interest cash flows on a rolling portfolio of $800.0 million of variable rate loans. The terminated hedges had underlying loan pools totaling $350.0 million carrying an interest rate equal to Prime, $130.0 million carrying an interest rate equal to Prime plus a margin of 50 basis points and $320.0 million carrying an interest rate equal to Prime plus a margin of 100 basis points. The deferred accumulated after-tax gain applicable to the settled interest rate contracts included in accumulated other comprehensive income totaled $68.0 million and $105.4 million ($44.2 million and $68.5 million on an after-tax basis) at December 31, 2012 and 2011, respectively. The remaining deferred gain of $68.0 million ($44.2 million on an after-tax basis) at December 31, 2012 will be recognized ratably in earnings through October 2014.

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

The notional amounts and estimated fair values of interest rate derivative contracts outstanding at December 31, 2012 and 2011 are presented in the following table. The Corporation obtains dealer quotations to value its interest rate derivative contracts designated as hedges of cash flows, while the fair values of other interest rate derivative contracts are estimated utilizing internal valuation models with observable market data inputs.

	December 31, 2012		December 31, 2011

	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

Interest rate derivatives designated as hedges of fair value:
Commercial loan/lease interest rate swaps	$99,325	$(7,162)	$71,181	$(8,376)
Interest rate derivatives designated as hedges of cash flows:
Interest rate swap on junior subordinated deferrable interest debentures	120,000	(4,365)	120,000	(7,807)
Non-hedging interest rate derivatives:
Commercial loan/lease interest rate swaps	797,311	60,854	613,883	61,137
Commercial loan/lease interest rate swaps	797,311	(60,994)	613,883	(61,393)
Commercial loan/lease interest rate caps	30,000	12	20,000	50
Commercial loan/lease interest rate caps	30,000	(12)	20,000	(50)

The weighted-average rates paid and received for interest rate swaps outstanding at December 31, 2012 were as follows:

	Weighted-Average

	Interest Rate Paid	Interest Rate Received

Interest rate swaps:
Fair value hedge commercial loan/lease interest rate swaps	2.82%	0.21%
Cash flow hedge interest rate swaps on junior subordinated deferrable interest debentures	5.47	1.86
Non-hedging interest rate swaps	1.85	4.51
Non-hedging interest rate swaps	4.51	1.85

The weighted-average strike rate for outstanding interest rate caps was 2.73% at December 31, 2012.

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

		December 31, 2012		December 31, 2011

	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

Non-hedging commodity swaps:
Oil	Barrels	499	$479	459	$1,068
Oil	Barrels	499	(384)	459	(963)
Natural gas	MMBTUs	-	-	1,905	3,540
Natural gas	MMBTUs	-	-	1,905	(3,480)

Non-hedging commodity options:
Oil	Barrels	366	1,380	2,920	18,206
Oil	Barrels	366	(1,380)	2,920	(18,206)
Natural gas	MMBTUs	240	44	480	490
Natural gas	MMBTUs	240	(44)	480	(490)

Foreign Currency Derivatives. The Corporation enters into foreign currency forward contracts that are not designated as hedging instruments primarily to accommodate the business needs of its customers. Upon the origination of a foreign currency denominated transaction with a customer, the Corporation simultaneously enters into an offsetting contract with a third party to negate the exposure to fluctuations in foreign currency exchange rates. The Corporation also utilizes foreign currency forward contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in foreign currency exchange rates on certain short-term, non-U.S. dollar denominated loans. The notional amounts and fair values of open foreign currency forward contracts were not significant at December 31, 2012 and 2011.

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

Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	2012	2011	2010

Commercial loan/lease interest rate swaps:
Amount of gain (loss) included in interest income on loans	$(2,587)	$(3,640)	$(5,082)
Amount of (gain) loss included in other non-interest expense	46	(3)	(110)

Amounts included in the consolidated statements of income and in other comprehensive income for the period related to interest rate derivatives designated as hedges of cash flows were as follows:

	2012	2011	2010

Interest rate swaps/caps/floors on variable-rate loans:
Amount reclassified from accumulated other comprehensive income to interest income on loans	$37,380	$37,380	$43,389
Amount of gain (loss) recognized in other comprehensive income	-	-	68,865
Interest rate swaps on junior subordinated deferrable interest debentures:
Amount reclassified from accumulated other comprehensive income to interest expense on junior subordinated deferrable interest debentures	4,224	4,386	4,367
Amount of gain (loss) recognized in other comprehensive income	(783)	(2,321)	(7,312)

No ineffectiveness related to interest rate derivatives designated as hedges of cash flows was recognized in the consolidated statements of income during the reported periods. The accumulated net after-tax gain related to effective cash flow hedges included in accumulated other comprehensive income totaled $41.6 million at December 31, 2012 and $63.6 million at December 31, 2011. The Corporation currently expects approximately $21.7 million of the net after-tax gain related to effective cash flow hedges included in accumulated other comprehensive income at December 31, 2012 will be reclassified into earnings during 2013, with the remaining amount expected to be reclassified into earnings in 2014. This amount represents management’s best estimate given current expectations about market interest rates and volumes related to loan pools underlying the terminated cash flow hedges. Because actual market interest rates and volumes related to loan pools underlying the terminated cash flow hedges may differ from management’s expectations, there can be no assurance as to the ultimate amount that will be reclassified into earnings during 2013.

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

	2012	2011	2010

Non-hedging interest rate derivatives:
Other non-interest income	$4,722	$2,270	$2,713
Other non-interest expense	(116)	(76)	154

Non-hedging commodity derivatives:
Other non-interest income	124	627	221

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

The Corporation’s credit exposure relating to interest rate swaps and commodity swaps/options with bank customers was approximately $62.8 million at December 31, 2012. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. The Corporation’s credit exposure, net of collateral pledged, relating to interest rate swaps and commodity swaps/options with upstream financial institution counterparties was approximately $406 thousand at December 31, 2012. Collateral levels for upstream financial institution counterparties are monitored and adjusted as necessary.

The aggregate fair value of securities posted as collateral by the Corporation related to derivative contracts totaled $66.2 million at December 31, 2012. At such date, the Corporation also had $3.4 million in cash collateral on deposit with other financial institution counterparties.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

2012
Securities available for sale:
U.S. Treasury	$3,057,921	$-	$-	$3,057,921
Residential mortgage-backed securities	-	2,518,003	-	2,518,003
States and political subdivisions	-	591,483	-	591,483
Other	-	35,892	-	35,892
Trading account securities:
U.S. Treasury	14,038	-	-	14,038
States and political subdivisions	-	16,036	-	16,036
Derivative assets:
Interest rate swaps, caps and floors	-	60,511	355	60,866
Commodity and foreign exchange derivatives	3	1,903	-	1,906
Derivative liabilities:
Interest rate swaps, caps and floors	-	72,533	-	72,533
Commodity and foreign exchange derivatives	-	1,808	-	1,808

2011
Securities available for sale:
U.S. Treasury	$2,056,732	$-	$-	$2,056,732
U.S. government agencies/corporations	-	250,884	-	250,884
Residential mortgage-backed securities	-	3,289,270	-	3,289,270
States and political subdivisions	-	2,154,813	-	2,154,813
Other	-	38,001	-	38,001
Trading account securities:
U.S. Treasury	13,609	-	-	13,609
Derivative assets:
Interest rate swaps, caps and floors	-	60,498	689	61,187
Commodity and foreign exchange derivatives	7	23,304	-	23,311
Derivative liabilities:
Interest rate swaps, caps and floors	-	77,626	-	77,626
Commodity and foreign exchange derivatives	-	23,139	-	23,139

The following table reconciles the beginning and ending balances of derivative assets, which consist of interest rate swaps sold to loan customers, measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the reported periods.

	2012	2011	2010

Balance, beginning of period	$689	$1,090	$945
Transfers into (out of) Level 3	(284)	457	-
Cash settlements	(368)	(1,496)	(462)
Realized gains included in other non-interest income	202	562	761
Realized gains (losses) included in other non-interest expense	116	76	(154)

Balance, end of period	$355	$689	$1,090

The significant unobservable (Level 3) inputs used in the fair value measurement of the Corporation’s interest rate swaps sold to loan customers included in the above table primarily relate to the probability of default and loss severity in the event of default. The probability of default is determined by the underlying risk grade of the loan (see Note 3 – Loans) underlying the interest rate swap in that the probability of default increases as a loan’s risk grade deteriorates, while the loss severity is estimated through an analysis of the collateral supporting both the underlying loan and interest rate swap. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity. As of December 31, 2012, the weighted-average risk grade of loans underlying interest rate swaps measured at fair value using significant unobservable (Level 3) inputs was 11.2. The loss severity in the event of default on the interest rate swaps ranged from 20% to 50%, with the weighted-average loss severity being 25.8%.

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

The following table presents impaired loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral:

	2012		2011		2010

	Level 2	Level 3	Level 2	Level 3	Level 2	Level 3

Carrying value of impaired loans before allocations	$18,319	$15,754	$4,158	$2,310	$18,020	$5,458
Specific valuation allowance allocations	(3,634)	(2,911)	(1,361)	(1,528)	(7,311)	(3,722)

Fair value	$14,685	$12,843	$2,797	$782	$10,709	$1,736

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

The following table presents foreclosed assets that were remeasured and reported at fair value:

	2012	2011	2010

Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$9,428	$24,682	$22,585
Charge-offs recognized in the allowance for loan losses	(1,611)	(3,556)	(3,067)

Fair value	$7,817	$21,126	$19,518

Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$12,126	$7,667	$8,025
Write-downs included in other non-interest expense	(2,093)	(2,792)	(2,302)

Fair value	$10,033	$4,875	$5,723

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

FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The estimated fair value approximates carrying value for cash and cash equivalents, accrued interest and the cash surrender value of life insurance policies. The methodologies for other financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis are discussed below:

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

The estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	December 31, 2012		December 31, 2011

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Level 2 inputs:
Cash and cash equivalents	$3,524,979	$3,524,979	$2,907,592	$2,907,592
Securities held to maturity	2,956,381	2,996,944	365,996	404,461
Cash surrender value of life insurance policies	138,005	138,005	133,967	133,967
Accrued interest receivable	82,529	82,529	78,869	78,869
Level 3 inputs:
Loans, net	9,119,395	9,212,159	7,884,982	7,951,742

Financial liabilities:
Level 2 inputs:
Deposits	19,497,366	19,498,518	16,756,748	16,757,708
Federal funds purchased and repurchase agreements	561,061	561,061	722,202	722,202
Junior subordinated deferrable interest debentures	123,712	123,712	123,712	123,712
Subordinated notes payable and other borrowings	100,007	89,596	100,026	100,101
Accrued interest payable	1,804	1,804	4,431	4,431

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

Note 17 - Operating Segments

The Corporation is managed under a matrix organizational structure whereby its two primary operating segments, Banking and Frost Wealth Advisors, overlap a regional reporting structure. The regions are primarily based upon geographic location and include Austin, Corpus Christi, Dallas, Fort Worth, Houston, Rio Grande Valley, San Antonio and Statewide. The Corporation is primarily managed based on the line of business structure. In that regard, all regions have the same lines of business, which have the same product and service offerings, have similar types and classes of customers and utilize similar service delivery methods. Pricing guidelines for products and services are the same across all regions. The regional reporting structure is primarily a means to scale the lines of business to provide a local, community focus for customer relations and business development.

Banking and Frost Wealth Advisors are delineated by the products and services that each segment offers. The Banking operating segment includes both commercial and consumer banking services, Frost Securities, Inc. and Frost Insurance Agency. Commercial banking services are provided to corporations and other business clients and include a wide array of lending and cash management products. Consumer banking services include direct lending and depository services. Frost Insurance Agency provides insurance brokerage services to individuals and businesses covering corporate and personal property and casualty products, as well as group health and life insurance products and human resources consulting services. Frost Securities, Inc. provides advisory and private equity services to middle market companies. The Frost Wealth Advisors operating segment includes fee-based services within private trust, retirement services, and financial management services, including personal wealth management and brokerage services. The third operating segment, Non-Banks, is for the most part the parent holding company, as well as certain other insignificant non-bank subsidiaries of the parent that, for the most part, have little or no activity. The parent company’s principal activities include the direct and indirect ownership of the Corporation’s banking and non-banking subsidiaries and the issuance of debt and equity. Its principal source of revenue is dividends from its subsidiaries.

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

Financial results by operating segment are detailed below. Certain prior period amounts have been reclassified to conform to the current presentation.

	Banking	Frost Wealth Advisors		Non-Banks	Consolidated

2012
Net interest income (expense)	$605,330	$8,013		$(8,482)	$604,861
Provision for loan losses	10,078	2		-	10,080
Non-interest income	188,440	96,577		3,770	288,787
Non-interest expense	485,302	82,744		7,047	575,093

Income (loss) before income taxes	298,390	21,844		(11,759)	308,475
Income tax expense (benefit)	69,078	7,646		(6,201)	70,523

Net income (loss)	$229,312	$14,198		$(5,558)	$237,952

Revenues from (expenses to) external customers	$793,770	$104,590		$(4,712)	$893,648

Average assets (in millions)	$20,783	$29	(1)	$15	$20,827

2011
Net interest income (expense)	$588,092	$6,323		$(12,639)	$581,776
Provision for loan losses	27,449	(4)		-	27,445
Non-interest income	196,226	91,710		2,066	290,002
Non-interest expense	469,152	84,114		4,832	558,098

Income (loss) before income taxes	287,717	13,923		(15,405)	286,235
Income tax expense (benefit)	71,298	4,873		(7,471)	68,700

Net income (loss)	$216,419	$9,050		$(7,934)	$217,535

Revenues from (expenses to) external customers	$784,318	$98,033		$(10,573)	$871,778

Average assets (in millions)	$18,530	$26	(1)	$13	$18,569

2010
Net interest income (expense)	$570,019	$6,271		$(12,831)	$563,459
Provision for loan losses	43,607	4		-	43,611
Non-interest income	194,111	85,804		2,118	282,033
Non-interest expense	449,430	80,346		5,765	535,541

Income (loss) before income taxes	271,093	11,725		(16,478)	266,340
Income tax expense (benefit)	60,742	4,101		(7,267)	57,576

Net income (loss)	$210,351	$7,624		$(9,211)	$208,764

Revenues from (expenses to) external customers	$764,130	$92,075		$(10,713)	$845,492

Average assets (in millions)	$17,140	$27	(1)	$20	$17,187

(1)	Excludes off balance sheet managed and custody assets with a total fair value of $26.2 billion, $25.2 billion, and $24.9 billion at December 31, 2012, 2011 and 2010.

Note 18 - Condensed Financial Statements of Parent Company

Condensed financial statements pertaining only to Cullen/Frost Bankers, Inc. are presented below. Investments in subsidiaries are stated using the equity method of accounting.

Condensed Balance Sheets

	December 31,

	2012	2011

Assets:
Cash	$8,601	$11,509
Resell agreements	222,460	177,680

Total cash and cash equivalents	231,061	189,189
Investment in subsidiaries	2,410,227	2,322,712
Other assets	6,260	7,775

Total assets	$2,647,548	$2,519,676

Liabilities:
Junior subordinated deferrable interest debentures	$123,712	$123,712
Subordinated notes payable	100,000	100,000
Accrued interest payable and other liabilities	6,354	12,427

Total liabilities	230,066	236,139
Shareholders’ Equity	2,417,482	2,283,537

Total liabilities and shareholders’ equity	$2,647,548	$2,519,676

Condensed Statements of Income

	Year Ended December 31,

	2012	2011	2010

Income:
Dividend income paid by Frost Bank	$143,623	$128,666	$108,061
Dividend income paid by non-banks	3,077	2,069	1,680
Interest and other income	308	101	165

Total income	147,008	130,836	109,906
Expenses:
Interest expense	8,512	12,653	12,852
Salaries and employee benefits	1,167	1,163	1,141
Other	6,727	4,468	5,138

Total expenses	16,406	18,284	19,131

Income before income taxes and equity in undistributed earnings of subsidiaries	130,602	112,552	90,775
Income tax benefit	7,463	8,295	8,000
Equity in undistributed earnings of subsidiaries	99,887	96,688	109,989

Net income	$237,952	$217,535	$208,764

Condensed Statements of Cash Flows

	Year Ended December 31,

	2012	2011	2010

Operating Activities:
Net income	$237,952	$217,535	$208,764
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(99,887)	(96,688)	(109,989)
Stock-based compensation	330	330	300
Excess tax benefits from stock-based compensation	(133)	(213)	(614)
Net change in other assets and other liabilities	(2,256)	2,916	9,891

Net cash from operating activities	136,006	123,880	108,352
Investing Activities:
Redemption of capital trusts	-	-	372

Net cash from investing activities	-	-	372
Financing Activities:
Redemption of junior subordinated deferrable interest debentures	-	-	(12,372)
Proceeds from stock option exercises	10,516	7,438	38,807
Proceeds from stock-based compensation activities of subsidiaries	12,506	15,633	14,625
Excess tax benefits from stock-based compensation	133	213	614
Purchase of treasury stock	(436)	(2,029)	(986)
Treasury stock sold to the 401(k) stock purchase plan	-	-	3,539
Cash dividends paid	(116,853)	(112,210)	(108,027)

Net cash from financing activities	(94,134)	(90,955)	(63,800)

Net change in cash and cash equivalents	41,872	32,925	44,924
Cash and cash equivalents at beginning of year	189,189	156,264	111,340

Cash and cash equivalents at end of year	$231,061	$189,189	$156,264

Note 19 - Accounting Standards Updates

Accounting Standards Update (“ASU”) No. 2009-16, “Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets.” ASU 2009-16 amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. ASU 2009-16 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The provisions of ASU 2009-16 became effective on January 1, 2010 and did not have a significant impact on the Corporation’s financial statements.

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

ASU No. 2010-20, “Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 became effective for the Corporation’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period became effective for the Corporation’s financial statements on January 1, 2011. Certain disclosures related to troubled debt restructurings were temporarily deferred by ASU 2011-01, “Receivables (Topic 310) - Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” and became effective on July 1, 2011 as required by ASU No. 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” as further discussed below. See Note 3 – Loans.

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

ASU No. 2011-02, “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 became effective for the Corporation on July 1, 2011, and applied retrospectively to restructurings occurring on or after January 1, 2011. See Note 3 – Loans.

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

ASU 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 became effective for the Corporation on January 1, 2012 and, aside from new disclosures included in Note 16 – Fair Value Measurements, did not have a significant impact on the Corporation’s financial statements.

ASU 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.” ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 became effective for the Corporation on January 1, 2012; however, certain provisions related to the presentation of reclassification adjustments have been deferred by ASU 2011-12 “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” as further discussed below. In connection with the application of ASU 2011-05, the Corporation’s financial statements now include separate statements of comprehensive income and additional footnote disclosures (see Note 14 – Other Comprehensive Income (Loss)).

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

ASU 2011-11, “Balance Sheet (Topic 210) - “Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU No. 2013-01, “Balance Sheet (Topic 210)—Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” clarifies that ordinary trade receivables are not within the scope of ASU 2011-11. ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and is not expected to have a significant impact on the Corporation’s financial statements.

ASU 2011-12, “Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU 2011-12 became effective for the Corporation on January 1, 2012 and did not have a significant impact on the Corporation’s financial statements.

ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is impaired, then the entity must perform the quantitative impairment test. If, under the quantitative impairment test, the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. ASU 2012-02 is effective for the Corporation beginning January 1, 2013 (early adoption permitted) and is not expected to have a significant impact on the Corporation’s financial statements.

ASU 2012-06, “Business Combinations (Topic 805) - Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (a consensus of the FASB Emerging Issues Task Force).” ASU 2012-06 clarifies the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. Under ASU 2012-06, when a reporting entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and, subsequently, a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). ASU 2012-06 is effective for the Corporation beginning January 1, 2013 (early adoption permitted) and is not expected to have a significant impact on the Corporation’s financial statements.

Cullen/Frost Bankers, Inc.

Consolidated Average Balance Sheets

(Dollars in thousands - tax-equivalent basis)

The following unaudited schedule is presented for additional information and analysis.

	Year Ended December 31,
		2012			2011

	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost

Assets:
Interest-bearing deposits	$1,589,110	$4,300	0.27%	$2,499,047	$6,357	0.25%
Federal funds sold and resell agreements	25,364	104	0.41	14,509	61	0.42
Securities:
Taxable	6,496,224	132,432	2.10	4,026,797	127,072	3.27
Tax-exempt	2,448,191	150,807	6.68	2,185,707	146,338	6.97

Total securities	8,944,415	283,239	3.31	6,212,504	273,410	4.57
Loans, net of unearned discount	8,456,818	407,284	4.82	8,042,968	403,479	5.02

Total earning assets and average rate earned	19,015,707	694,927	3.73	16,769,028	683,307	4.13
Cash and due from banks	573,023			593,224
Allowance for loan losses	(108,073)			(122,641)
Premises and equipment, net	321,137			317,771
Accrued interest receivable and other assets	1,025,091			1,011,585

Total assets	$20,826,885			$18,568,967

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$6,300,944			$5,093,948
Correspondent banks	332,136			324,954
Public funds	388,847			320,080

Total non-interest-bearing demand deposits	7,021,927			5,738,982
Interest-bearing deposits:
Private accounts:
Savings and interest checking	3,018,116	1,618	0.05	2,541,677	2,115	0.08
Money market deposit accounts	5,834,822	12,085	0.21	5,407,207	14,331	0.27
Time accounts	1,025,022	3,783	0.37	1,127,731	5,015	0.44
Public funds	392,213	613	0.16	407,018	718	0.18

Total interest-bearing deposits	10,270,173	18,099	0.18	9,483,633	22,179	0.23

Total deposits	17,292,100			15,222,615
Federal funds purchased and repurchase agreements	603,934	140	0.02	596,159	312	0.05
Junior subordinated deferrable interest debentures	123,712	6,806	5.50	123,712	6,783	5.48
Subordinated notes payable and other notes	100,000	1,705	1.71	187,123	11,965	6.39
Federal Home Loan Bank advances	16	1	6.00	35	2	6.00

Total interest-bearing liabilities and average rate paid	11,097,835	26,751	0.24	10,390,662	41,241	0.40

Accrued interest payable and other liabilities	334,378			267,227

Total liabilities	18,454,140			16,396,871
Shareholders’ equity	2,372,745			2,172,096

Total liabilities and shareholders’ equity	$20,826,885			$18,568,967

Net interest income		$668,176			$642,066

Net interest spread			3.49%			3.73%

Net interest income to total average earning assets			3.59%			3.88%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale, while yields are based on average amortized cost.

Year Ended December 31,
2010			2009			2008			2007

Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost

$1,973,675	$4,901	0.25%	$829,178	$2,161	0.26%	$85,380	$429	0.50%	$7,454	$396	5.31%
20,646	74	0.36	59,236	207	0.35	141,724	3,498	2.47	579,964	29,895	5.15

3,286,489	121,402	3.84	2,813,801	125,084	4.58	2,771,797	143,360	5.17	2,876,235	148,467	5.08
1,927,388	129,027	7.04	1,449,141	99,546	7.15	555,096	36,724	6.61	412,083	26,520	6.41

5,213,877	250,429	5.02	4,262,942	224,630	5.45	3,326,893	180,084	5.41	3,288,318	174,987	5.24
8,125,150	414,795	5.11	8,652,563	437,075	5.05	8,314,265	511,968	6.16	7,464,140	579,027	7.76

15,333,348	670,199	4.44	13,803,919	664,073	4.86	11,868,262	695,979	5.86	11,339,876	784,305	6.89
549,256			585,825			660,369			626,253
(126,742)			(120,160)			(96,755)			(95,226)
320,030			297,958			237,517			219,873
1,110,680			1,134,418			1,015,138			950,906

$17,186,572			$15,701,960			$13,684,531			$13,041,682

$4,546,054			$3,793,195			$3,246,169			$3,224,741
310,599			360,238			311,034			248,591
167,127			105,051			57,544			50,800

5,023,780			4,258,484			3,614,747			3,524,132

2,277,982	3,066	0.13	2,024,867	3,015	0.15	1,694,688	3,299	0.19	1,401,437	6,555	0.47
5,066,747	17,792	0.35	4,152,225	24,709	0.60	3,492,935	51,507	1.47	3,494,704	107,486	3.08
1,251,088	8,184	0.65	1,609,678	26,759	1.66	1,359,989	43,706	3.21	1,382,707	60,264	4.36
428,022	931	0.22	374,373	1,532	0.41	368,760	6,359	1.72	409,661	15,932	3.89

9,023,839	29,973	0.33	8,161,143	56,015	0.69	6,916,372	104,871	1.52	6,688,509	190,237	2.84

14,047,619			12,419,627			10,531,119			10,212,641
472,492	437	0.09	610,945	1,052	0.17	1,008,019	12,954	1.29	867,152	31,951	3.68
130,051	6,982	5.37	136,084	7,231	5.31	136,135	6,972	5.12	153,582	11,283	7.35
250,000	16,318	6.53	250,000	16,318	6.53	250,000	16,318	6.53	237,671	15,591	6.56
2,600	170	6.54	190,077	5,741	3.02	8,628	511	5.92	22,447	1,048	4.67

9,878,982	53,880	0.55	9,348,249	86,357	0.92	8,319,154	141,626	1.70	7,969,361	250,110	3.14

256,111			264,094			170,319			153,167

15,158,873			13,870,827			12,104,220			11,646,660
2,027,699			1,831,133			1,580,311			1,395,022

$17,186,572			$15,701,960			$13,684,531			$13,041,682

	$616,319			$577,716			$554,353			$534,195

		3.89%			3.94%			4.16%			3.75%

		4.08%			4.23%			4.67%			4.69%

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of December 31, 2012, management assessed the effectiveness of the Corporation’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on the assessment, management determined that the Corporation maintained effective internal control over financial reporting as of December 31, 2012, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Corporation included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2012. The report, which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2012, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm

Report of Ernst & Young LLP

Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Cullen/Frost Bankers, Inc.

We have audited Cullen/Frost Bankers, Inc.’s (the Corporation’s) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Cullen/Frost Bankers, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012, of Cullen/Frost Bankers, Inc., and our report dated February 8, 2013 expressed an unqualified opinion thereon.

San Antonio, Texas

February 8, 2013

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information regarding executive officers is included under the section captioned “Executive Officers of the Registrant” in Part I, Item 1, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its 2013 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Corporation’s fiscal year-end.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its 2013 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Corporation’s fiscal year-end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information regarding securities authorized for issuance under the Corporation’s equity compensation plans is included under the section captioned “Stock-Based Compensation Plans” in Part II, Item 5, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its 2013 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Corporation’s fiscal year-end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its 2013 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Corporation’s fiscal year-end.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its 2013 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Corporation’s fiscal year-end.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements. Reference is made to Part II, Item 8, of this Annual Report on Form 10-K.
2.	Consolidated Financial Statement Schedules. These schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
3.	Exhibits. The exhibits to this Annual Report on Form 10-K listed below have been included only with the copy of this report filed with the Securities and Exchange Commission. Copies of individual exhibits will be furnished to shareholders upon written request to Cullen/Frost and payment of a reasonable fee.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

3.1	Restated Articles of Incorporation of Cullen/Frost Bankers, Inc.		10-Q	001-13221	3.1	7/26/06

3.2	Amended and Restated Bylaws of Cullen/Frost Bankers, Inc.		10-K	001-13221	3.2	2/1/08

4.1*	Instruments Defining the Rights of Holders of Long-Term Debt

10.1+	Restoration of Retirement Income Plan for Participants in the Retirement Plan for Employees of Cullen/Frost Bankers, Inc. and its Affiliates (as amended and restated)		10-K	001-13221	10.1	3/31/99

10.2+	The 401(k) Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. and its Affiliates		S-8	333-157236	4.3	2/11/09

10.3+	1991 Thrift Incentive Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. and its Affiliates		S-8	33-39478	4.4	3/18/91

10.4+	Cullen/Frost Bankers, Inc. Restricted Stock Plan		S-8	33-53492	4.4	10/20/92

10.5+	Cullen/Frost Bankers, Inc. Supplemental Executive Retirement Plan		10-K	001-13221	10.13	3/30/95

10.6+	Cullen/Frost Bankers, Inc. 1997 Director Stock Plan		S-8	333-102133	4.4	12/23/02

10.7+	Cullen/Frost Bankers, Inc. 1992 Stock Plan, as amended		S-8	333-68928	4.5 - 4.7	9/4/01

10.8+	Change-In-Control Agreements with 5 Executive Officers		10-K	001-13221	10.8	2/3/09

10.9+	Change-In-Control Agreements with 5 Executive Officers		10-K	001-13221	10.9	2/3/09

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.10+	Cullen/Frost Bankers, Inc. 2001 Stock Plan		S-8	333-68928	4.4	9/4/01

10.11+	Retirement Agreement with a former Executive Officer		10-K	001-13221	10.10	3/28/03

10.12+	Deferred Compensation Plan for Covered Employees		10-K	001-13221	10.11	3/28/03

10.13+	Cullen/Frost Restoration Profit Sharing Plan		10-K	001-13221	10.12	2/4/05

10.14+	2005 Omnibus Incentive Plan		S-8	333-158903	4.3	4/30/09

10.15+	2007 Outside Director Incentive Plan		S-8	333-143397	4.4	5/31/07

10.16+	Description of the Bonus Plan for the Chief Executive Officer		10-Q	001-13221	10.1	7/28/10

10.17+	Description of the Executive Management Bonus Plan		10-Q	001-13221	10.2	7/28/10

21.1	Subsidiaries of Cullen/Frost Bankers, Inc.	X

23.1	Consent of Independent Registered Public Accounting Firm	X

24.1	Power of Attorney	X

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer	X

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer	X

32.1++	Section 1350 Certification of the Chief Executive Officer	X

32.2++	Section 1350 Certification of the Chief Financial Officer	X

101	Interactive Data File	X

*	The Corporation agrees to furnish to the SEC, upon request, copies of any such instruments.
+	Management contract or compensatory plan or arrangement.
++	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

(b)	Exhibits - See exhibit index included in Item 15(a)3 of this Annual Report on Form 10-K.

(c)	Financial Statement Schedules - See Item 15(a)2 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 8, 2013	CULLEN/FROST BANKERS, INC.
(Registrant)

	By:	/s/ PHILLIP D. GREEN
Phillip D. Green Group Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD W. EVANS, JR.* Richard W. Evans, Jr.	Chairman of the Board, Director and Chief Executive Officer (Principal Executive Officer)	February 8, 2013

/s/ PHILLIP D. GREEN Phillip D. Green	Group Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 8, 2013

/s/ R. DENNY ALEXANDER* R. Denny Alexander	Director	February 8, 2013

/s/ CARLOS ALVAREZ* Carlos Alvarez	Director	February 8, 2013

/s/ ROYCE S. CALDWELL* Royce S. Caldwell	Director	February 8, 2013

/s/ CRAWFORD H. EDWARDS* Crawford H. Edwards	Director	February 8, 2013

/s/ RUBEN M. ESCOBEDO* Ruben M. Escobedo	Director	February 8, 2013

/s/ PATRICK B. FROST* Patrick B. Frost	Director and President of Frost Bank	February 8, 2013

/s/ DAVID J. HAEMISEGGER* David J. Haemisegger	Director	February 8, 2013

/s/ KAREN E. JENNINGS* Karen E. Jennings	Director	February 8, 2013

Signature	Title	Date

/s/ RICHARD M. KLEBERG, III* Richard M. Kleberg, III	Director	February 8, 2013

/s/ CHARLES W. MATTHEWS* Charles W. Matthews	Director	February 8, 2013

/s/ IDA CLEMENT STEEN* Ida Clement Steen	Director	February 8, 2013

/s/ HORACE WILKINS, JR.* Horace Wilkins, Jr.	Director	February 8, 2013

*By: /s/ PHILLIP D. GREEN Phillip D. Green As attorney-in-fact for the persons indicated	Group Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 8, 2013