Form 10-Q
period 2013-03-31
CULLEN/FROST BANKERS, INC.
filed 2013-04-24
CIK 39263

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2013

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

As of April 19, 2013, there were 60,009,212 shares of the registrant’s Common Stock, $.01 par value, outstanding.

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Cullen/Frost Bankers, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	March 31, 2013	December 31, 2012	March 31, 2012
Assets:
Cash and due from banks	$542,447	$790,106	$623,204
Interest-bearing deposits	2,659,691	2,650,425	1,497,478
Federal funds sold and resell agreements	16,322	84,448	8,052

Total cash and cash equivalents	3,218,460	3,524,979	2,128,734
Securities held to maturity, at amortized cost	3,068,008	2,956,381	365,603
Securities available for sale, at estimated fair value	5,857,525	6,203,299	8,568,215
Trading account securities	22,664	30,074	16,846
Loans, net of unearned discounts	9,162,351	9,223,848	8,126,713
Less: Allowance for loan losses	(93,589)	(104,453)	(107,181)

Net loans	9,068,762	9,119,395	8,019,532
Premises and equipment, net	303,321	315,934	321,681
Goodwill	535,509	535,509	535,560
Other intangible assets, net	7,327	8,147	11,033
Cash surrender value of life insurance policies	138,898	138,005	135,035
Accrued interest receivable and other assets	277,247	292,346	314,942

Total assets	$22,497,721	$23,124,069	$20,417,181

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$7,675,466	$8,096,937	$6,784,112
Interest-bearing deposits	11,368,438	11,400,429	10,124,909

Total deposits	19,043,904	19,497,366	16,909,021
Federal funds purchased and repurchase agreements	510,102	561,061	637,098
Junior subordinated deferrable interest debentures	123,712	123,712	123,712
Other long-term borrowings	100,002	100,007	100,022
Accrued interest payable and other liabilities	276,670	424,441	326,615

Total liabilities	20,054,390	20,706,587	18,096,468
Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; 6,000,000 Series A shares ($25 liquidation preference) issued at March 31, 2013, none issued at December 31, 2012 or March 31, 2012	144,676	—	—
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 61,632,464 shares issued at March 31, 2013, 61,479,189 shares issued at December 31, 2012 and 61,372,763 shares issued at March 31, 2012	616	615	614
Additional paid-in capital	684,141	702,968	688,150
Retained earnings	1,500,085	1,475,851	1,387,553
Accumulated other comprehensive income, net of tax	214,370	238,048	244,396
Treasury stock, 1,662,927 shares at March 31, 2013, at cost	(100,557)	—	—

Total shareholders’ equity	2,443,331	2,417,482	2,320,713

Total liabilities and shareholders’ equity	$22,497,721	$23,124,069	$20,417,181

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Interest income:
Loans, including fees	$102,056	$97,351
Securities:
Taxable	27,377	36,066
Tax-exempt	27,954	22,503
Interest-bearing deposits	1,353	930
Federal funds sold and resell agreements	22	15

Total interest income	158,762	156,865

Interest expense:
Deposits	4,008	4,572
Federal funds purchased and repurchase agreements	30	34
Junior subordinated deferrable interest debentures	1,673	1,674
Other long-term borrowings	238	878

Total interest expense	5,949	7,158

Net interest income	152,813	149,707
Provision for loan losses	6,000	1,100

Net interest income after provision for loan losses	146,813	148,607

Non-interest income:
Trust and investment management fees	21,885	20,652
Service charges on deposit accounts	20,044	20,794
Insurance commissions and fees	13,070	12,377
Interchange and debit card transaction fees	4,011	4,117
Other charges, commissions and fees	7,755	7,350
Net gain (loss) on securities transactions	5	(491)
Other	11,010	7,180

Total non-interest income	77,780	71,979

Non-interest expense:
Salaries and wages	66,465	63,702
Employee benefits	17,991	16,701
Net occupancy	11,979	11,797
Furniture and equipment	14,185	13,420
Deposit insurance	2,889	2,497
Intangible amortization	820	1,011
Other	41,485	32,912

Total non-interest expense	155,814	142,040

Income before income taxes	68,779	78,546
Income taxes	13,591	17,513

Net income	55,188	61,033
Preferred stock dividends and accretion	137	—

Net income available to common shareholders	$55,051	$61,033

Earnings per common share:
Basic	$0.91	$0.99
Diluted	0.91	0.99

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Three Months Ended March 31,
	2013	2012
Net income	$55,188	$61,033

Other comprehensive income (loss), before tax:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	(21,344)	1,882
Change in net unrealized gain on securities transferred to held to maturity	(8,459)	—
Reclassification adjustment for net (gains) losses included in net income	(5)	491

Total securities available for sale and transferred securities	(29,808)	2,373

Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	1,640	1,229
Derivatives:
Change in the accumulated gain/loss on effective cash flow hedge derivatives	—	(427)
Reclassification adjustments for (gains) losses included in net income:
Interest rate swaps on variable-rate loans	(9,345)	(9,345)
Interest rate swap on junior subordinated deferrable interest debentures	1,085	1,033

Total derivatives	(8,260)	(8,739)

Other comprehensive income (loss), before tax	(36,428)	(5,137)
Deferred tax expense (benefit) related to other comprehensive income	(12,750)	(1,799)

Other comprehensive income (loss), net of tax	(23,678)	(3,338)

Comprehensive income	$31,510	$57,695

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Total shareholders’ equity at beginning of period	$2,417,482	$2,283,537

Net income	55,188	61,033
Other comprehensive income (loss)	(23,678)	(3,338)
Stock option exercises (395,425 shares in 2013 and 108,800 shares in 2012)	20,446	5,542
Stock compensation expense recognized in earnings	2,342	2,555
Tax benefits (deficiencies) related to stock compensation	(209)	(377)
Issuance of preferred stock (6,000,000 shares in 2013)	144,539	—
Purchase of treasury stock (1,905,077 shares in 2013)	(115,200)	—
Accelerated share repurchase forward contract	(28,800)	—
Cash dividends declared on preferred stock	—	—
Cash dividends declared on common stock ($0.48 per share in 2013 and $0.46 per share in 2012)	(28,779)	(28,239)

Total shareholders’ equity at end of period	$2,443,331	$2,320,713

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Three Months Ended March 31,
	2013	2012
Operating Activities:
Net income	$55,188	$61,033
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	6,000	1,100
Deferred tax expense (benefit)	(2,118)	(2,539)
Accretion of loan discounts	(2,900)	(2,962)
Securities premium amortization (discount accretion), net	8,710	4,539
Net (gain) loss on securities transactions	(5)	491
Depreciation and amortization	9,464	9,497
Net loss on sale/write-down of assets/foreclosed assets	3,342	477
Stock-based compensation	2,342	2,555
Net tax benefit (deficiency) from stock-based compensation	(331)	(418)
Excess tax benefits from stock-based compensation	(122)	(41)
Earnings on life insurance policies	(893)	(1,068)
Net change in:
Trading account securities	7,410	(3,237)
Accrued interest receivable and other assets	9,460	41,769
Accrued interest payable and other liabilities	(140,719)	(9,286)

Net cash from operating activities	(45,172)	101,910

Investing Activities:
Securities held to maturity:
Purchases	(133,832)	—
Maturities, calls and principal repayments	8,133	315
Securities available for sale:
Purchases	(4,498,091)	(10,984,308)
Sales	4,498,102	9,985,078
Maturities, calls and principal repayments	321,322	218,136
Net change in loans	47,259	(133,759)
Net cash paid in acquisitions	—	(7,199)
Proceeds from sales of premises and equipment	12,550	214
Purchases of premises and equipment	(6,834)	(8,276)
Proceeds from sales of repossessed properties	2,142	4,522

Net cash from investing activities	250,751	(925,277)

Financing Activities:
Net change in deposits	(453,462)	152,273
Net change in short-term borrowings	(50,959)	(85,104)
Principal payments on long-term borrowings	(5)	(4)
Proceeds from stock option exercises	20,446	5,542
Excess tax benefits from stock-based compensation	122	41
Proceeds from issuance of preferred stock	144,539	—
Purchase of treasury stock	(115,200)	—
Accelerated stock repurchase agreement	(28,800)	—
Cash dividends paid on common stock	(28,779)	(28,239)
Cash dividends paid on preferred stock	—	—

Net cash from financing activities	(512,098)	44,509

Net change in cash and cash equivalents	(306,519)	(778,858)
Cash and equivalents at beginning of period	3,524,979	2,907,592

Cash and equivalents at end of period	$3,218,460	$2,128,734

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

The consolidated financial statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Corporation’s financial position and results of operations. All such adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (SEC). Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Corporation’s consolidated financial statements, and notes thereto, for the year ended December 31, 2012, included in the Corporation’s Annual Report on Form 10-K filed with the SEC on February 8, 2013 (the “2012 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

Cash Flow Reporting. Additional cash flow information was as follows:

	Three Months Ended March 31,
	2013	2012
Cash paid for interest	$6,056	$9,377
Cash paid for income tax	—	—

Significant non-cash transactions:
Loans foreclosed and transferred to other real estate owned and foreclosed assets	274	1,071
Deferred gain on sale of building and parking garage	1,318	—
Accretion of preferred stock	137	—

Note 2 - Securities

A summary of the amortized cost and estimated fair value of securities, excluding trading securities, is presented below.

	March 31, 2013				December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity
U. S. Treasury	$248,286	$28,433	$—	$276,719	$248,188	$29,859	$—	$278,047
Residential mortgage-backed securities	10,552	304	—	10,856	10,725	300	—	11,025
States and political subdivisions	2,808,170	13,544	30,856	2,790,858	2,696,468	15,397	4,993	2,706,872
Other	1,000	—	7	993	1,000	—	—	1,000

Total	$3,068,008	$42,281	$30,863	$3,079,426	$2,956,381	$45,556	$4,993	$2,996,944

Available for Sale:
U. S. Treasury	$3,020,596	$35,313	$—	$3,055,909	$3,020,115	$37,806	$—	$3,057,921
Residential mortgage-backed securities	2,182,312	123,611	108	2,305,815	2,382,514	135,514	25	2,518,003
States and political subdivisions	427,345	32,602	45	459,902	552,056	39,427	—	591,483
Other	35,899	—	—	35,899	35,892	—	—	35,892

Total	$5,666,152	$191,526	$153	$5,857,525	$5,990,577	$212,747	$25	$6,203,299

All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. At March 31, 2013, approximately 98.8% of the securities in the Corporation’s municipal bond portfolio were issued by political subdivisions or agencies within the State of Texas, of which approximately 78.5% are either guaranteed by the Texas Permanent School Fund, which has a “triple A” insurer financial strength, or secured by U.S. Treasury securities via defeasance of the debt by the issuers. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the above table. The carrying value of securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $2.5 billion at March 31, 2013 and $2.7 billion and December 31, 2012.

During the fourth quarter of 2012, the Corporation reclassified certain securities from available for sale to held to maturity. The securities had an aggregate fair value of $2.3 billion with an aggregate net unrealized gain of $165.7 million ($107.7 million, net of tax) on the date of the transfer. The net unamortized, unrealized gain on the transferred securities included in accumulated other comprehensive income in the accompanying balance sheet as of March 31, 2013 totaled $156.6 million ($101.8 million, net of tax). This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities.

As of March 31, 2013, securities, with unrealized losses segregated by length of impairment, were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Held to Maturity
States and political subdivisions	$2,175,897	$30,856	$—	$—	$2,175,897	$30,856
Other	993	7	—	—	993	7

Total	$2,176,890	$30,863	$—	$—	$2,176,890	$30,863

Available for Sale
Residential mortgage-backed securities	$7,668	$108	$—	$—	$7,668	$108
States and political subdivisions	4,918	45	—	—	4,918	45

Total	$12,586	$153	$—	$—	$12,586	$153

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

Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time the Corporation will receive full value for the securities. Furthermore, as of March 31, 2013, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Corporation will not have to sell any such securities before a recovery of cost. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2013, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Corporation’s consolidated income statement.

The amortized cost and estimated fair value of securities, excluding trading securities, at March 31, 2013 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities and equity securities are shown separately since they are not due at a single maturity date.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$24,466	$25,158	$1,512,771	$1,516,143
Due after one year through five years	335,997	367,129	1,576,602	1,612,052
Due after five years through ten years	177,104	176,648	77,656	84,092
Due after ten years	2,519,889	2,499,635	280,912	303,524
Residential mortgage-backed securities	10,552	10,856	2,182,312	2,305,815
Equity securities	—	—	35,899	35,899

Total	$3,068,008	$3,079,426	$5,666,152	$5,857,525

Sales of securities available for sale were as follows:

	Three Months Ended March 31,
	2013	2012
Proceeds from sales	$4,498,102	$9,985,078
Gross realized gains	5	2,137
Gross realized losses	—	(2,628)
Tax (expense) benefit of securities gains/losses	(2)	172

Trading account securities, at estimated fair value, were as follows:

	March 31,	December 31,
	2013	2012
U.S. Treasury	$14,013	$14,038
States and political subdivisions	8,651	16,036

Total	$22,664	$30,074

Net gains and losses on trading account securities were as follows:

	Three Months Ended March 31,
	2013	2012
Net gain on sales transactions	$294	$323
Net mark-to-market gains (losses)	(3)	(60)

Net gain on trading account securities	$291	$263

Note 3 - Loans

Loans were as follows:

	March 31,	Percentage	December 31,	Percentage	March 31,	Percentage
	2013	of Total	2012	of Total	2012	of Total
Commercial and industrial:
Commercial	$4,252,568	46.4%	$4,357,100	47.2%	$3,709,450	45.7%
Leases	281,106	3.1	278,535	3.0	193,162	2.4
Asset-based	174,991	1.9	192,977	2.1	140,240	1.7

Total commercial and industrial	4,708,665	51.4	4,828,612	52.3	4,042,852	49.8
Commercial real estate:
Commercial mortgages	2,520,298	27.5	2,495,481	27.1	2,357,206	29.0
Construction	647,862	7.1	608,306	6.6	493,600	6.1
Land	223,349	2.4	216,008	2.3	184,078	2.2

Total commercial real estate	3,391,509	37.0	3,319,795	36.0	3,034,884	37.3
Consumer real estate:
Home equity loans	312,429	3.4	310,675	3.4	288,961	3.6
Home equity lines of credit	188,142	2.1	186,522	2.0	190,371	2.4
1-4 family residential mortgages	36,215	0.4	38,323	0.4	43,284	0.5
Construction	13,170	0.1	17,621	0.2	18,910	0.2
Other	221,700	2.4	224,206	2.4	219,760	2.7

Total consumer real estate	771,656	8.4	777,347	8.4	761,286	9.4

Total real estate	4,163,165	45.4	4,097,142	44.4	3,796,170	46.7
Consumer and other:
Consumer installment	303,751	3.3	311,310	3.4	296,057	3.6
Other	7,597	0.1	8,435	0.1	8,415	0.1

Total consumer and other	311,348	3.4	319,745	3.5	304,472	3.7
Unearned discounts	(20,827)	(0.2)	(21,651)	(0.2)	(16,781)	(0.2)

Total loans	$9,162,351	100.0%	$9,223,848	100.0%	$8,126,713	100.0%

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Corporation’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Corporation’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Corporation avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Corporation also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At March 31, 2013, approximately 56% of the outstanding principal balance of the Corporation’s commercial real estate loans were secured by owner-occupied properties.

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

Concentrations of Credit. Most of the Corporation’s lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio, as well as other markets. The majority of the Corporation’s loan portfolio consists of commercial and industrial and commercial real estate loans. Other than energy loans, as of March 31, 2013 there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Foreign Loans. The Corporation has U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at March 31, 2013 or December 31, 2012.

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

Non-accrual loans, segregated by class of loans, were as follows:

	March 31,	December 31,	March 31,
	2013	2012	2012
Commercial and industrial:
Energy	$—	$1,150	$—
Other commercial	48,255	45,158	49,588
Commercial real estate:
Buildings, land and other	39,067	38,631	41,892
Construction	1,055	1,100	1,285
Consumer real estate	2,526	2,773	4,322
Consumer and other	741	932	783

Total	$91,644	$89,744	$97,870

As of March 31, 2013, non-accrual loans reported in the table above included $275 thousand related to loans that were restructured as “troubled debt restructurings” during 2013. Had non-accrual loans performed in accordance with their original contract terms, the Corporation would have recognized additional interest income, net of tax, of approximately $608 thousand for the three months ended March 31, 2013, compared to $642 thousand for the same period in 2012.

An age analysis of past due loans (including both accruing and non-accruing loans), segregated by class of loans, as of March 31, 2013 was as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and industrial:
Energy	$119	$1,916	$2,035	$1,068,561	$1,070,596	$1,916
Other commercial	22,701	28,924	51,625	3,586,444	3,638,069	5,939
Commercial real estate:
Buildings, land and other	16,445	23,801	40,246	2,703,401	2,743,647	1,173
Construction	—	83	83	647,779	647,862	83
Consumer real estate	6,531	3,100	9,631	762,025	771,656	2,629
Consumer and other	3,578	212	3,790	307,558	311,348	170
Unearned discounts	—	—	—	(20,827)	(20,827)	—

Total	$49,374	$58,036	$107,410	$9,054,941	$9,162,351	$11,910

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

	Unpaid	Recorded	Recorded			Average Recorded
	Contractual	Investment	Investment	Total		Investment
	Principal	With No	With	Recorded	Related	Quarter	Year
	Balance	Allowance	Allowance	Investment	Allowance	To Date	To Date
March 31, 2013
Commercial and industrial:
Energy	$—	$—	$—	$—	$—	$535	$535
Other commercial	75,350	25,880	18,218	44,098	5,340	42,452	42,452
Commercial real estate:
Buildings, land and other	45,158	18,740	17,777	36,517	3,290	36,338	36,338
Construction	1,479	1,055	—	1,055	—	1,078	1,078
Consumer real estate	947	834	—	834	—	849	849
Consumer and other	417	384	—	384	—	392	392

Total	$123,351	$46,893	$35,995	$82,888	$8,630	$81,644	$81,644

December 31, 2012
Commercial and industrial:
Energy	$1,255	$—	$1,069	$1,069	$900	$535	$214
Other commercial	56,784	21,709	19,096	40,805	4,200	44,941	42,630
Commercial real estate:
Buildings, land and other	44,652	19,010	17,149	36,159	3,137	41,126	40,258
Construction	1,497	1,100	—	1,100	—	1,122	1,392
Consumer real estate	961	864	—	864	—	879	1,617
Consumer and other	428	400	—	400	—	410	469

Total	$105,577	$43,083	$37,314	$80,397	$8,237	$89,013	$86,580

March 31, 2012
Commercial and industrial:
Energy	$—	$—	$—	$—	$—	$—	$—
Other commercial	55,632	28,932	15,804	44,736	5,356	42,034	42,034
Commercial real estate:
Buildings, land and other	47,077	36,821	2,243	39,064	1,113	39,996	39,996
Construction	1,551	1,237	—	1,237	—	1,259	1,259
Consumer real estate	2,623	1,826	751	2,577	95	2,524	2,524
Consumer and other	547	535	—	535	—	544	544

Total	$107,430	$69,351	$18,798	$88,149	$6,564	$86,357	$86,357

Troubled Debt Restructurings. The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules, reductions in collateral and other actions intended to minimize potential losses.

Troubled debt restructurings during the three months ended March 31, 2013 are set forth in the following table. Amounts represent the aggregate balance of the loans as of their individual restructuring dates. There were no troubled debt restructurings during the three months ended March 31, 2012.

Commercial and industrial:
Other commercial	$275
Commercial real estate:
Buildings, land and other	1,680

$1,955

The modifications during the three months ended March 31, 2013 primarily related to extending amortization periods, converting the loans to interest only for a limited period of time and/or reducing required collateral. The Corporation did not grant interest-rate concessions on any restructured loan. The modifications did not significantly impact the Corporation’s determination of the allowance for loan losses. During the three months ended March 31, 2013, the Corporation charged-off $900 thousand related to loans restructured during 2012. Furthermore, loans restructured during 2012 with an aggregate balance of $419 thousand at March 31, 2013 were in excess of 90 days past due as of March 31, 2013. The aforementioned charge-off and past due loans did not significantly impact the Corporation’s determination of the allowance for loan losses.

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

	March 31, 2013		December 31, 2012		March 31, 2012
	Weighted		Weighted		Weighted
	Average		Average		Average
	Risk Grade	Loans	Risk Grade	Loans	Risk Grade	Loans
Commercial and industrial:
Energy
Risk grades 1-8	5.30	$1,067,466	5.24	$1,081,725	5.37	$992,463
Risk grade 9	9.00	2,745	9.00	392	9.00	2,516
Risk grade 10	10.00	—	10.00	—	10.00	—
Risk grade 11	11.00	385	11.00	—	11.00	—
Risk grade 12	12.00	—	12.00	169	12.00	—
Risk grade 13	13.00	—	13.00	900	13.00	—

Total energy	5.31	$1,070,596	5.25	$1,083,186	5.38	$994,979

Other commercial
Risk grades 1-8	5.89	$3,367,114	5.81	$3,367,443	6.20	$2,803,976
Risk grade 9	9.00	122,482	9.00	250,508	9.00	65,376
Risk grade 10	10.00	33,818	10.00	28,440	10.00	35,504
Risk grade 11	11.00	66,400	11.00	53,797	11.00	93,415
Risk grade 12	12.00	42,230	12.00	40,603	12.00	44,520
Risk grade 13	13.00	6,025	13.00	4,635	13.00	5,082

Total other commercial	6.21	$3,638,069	6.21	$3,745,426	6.55	$3,047,873

Commercial real estate:
Buildings, land and other
Risk grades 1-8	6.63	$2,502,845	6.63	$2,460,448	6.67	$2,233,155
Risk grade 9	9.00	86,783	9.00	92,041	9.00	104,727
Risk grade 10	10.00	34,120	10.00	42,603	10.00	33,641
Risk grade 11	11.00	80,729	11.00	77,658	11.00	127,869
Risk grade 12	12.00	35,880	12.00	35,602	12.00	40,486
Risk grade 13	13.00	3,290	13.00	3,137	13.00	1,406

Total commercial real estate	6.95	$2,743,647	6.97	$2,711,489	7.12	$2,541,284

Construction
Risk grades 1-8	6.81	$618,852	6.82	$579,108	6.97	$454,674
Risk grade 9	9.00	24,378	9.00	23,046	9.00	16,062
Risk grade 10	10.00	2,968	10.00	4,435	10.00	15,442
Risk grade 11	11.00	609	11.00	617	11.00	6,137
Risk grade 12	12.00	1,055	12.00	1,100	12.00	1,285
Risk grade 13	13.00	—	13.00	—	13.00	—

Total construction	6.92	$647,862	6.94	$608,306	7.19	$493,600

The Corporation has established maximum loan to value standards to be applied during the origination process of commercial and consumer real estate loans. The Corporation does not subsequently monitor loan-to-value ratios (either individually or on a weighted-average basis) for loans that are subsequently considered to be of a pass grade (grades 9 or better) and/or current with respect to principal and interest payments. As stated above, when an individual commercial real estate loan has a calculated risk grade of 10 or higher, a special assets officer analyzes the loan to determine whether the loan is impaired. At that time, the Corporation reassesses the loan to value position in the loan. If the loan is determined to be collateral dependent, specific allocations of the allowance for loan losses are made for the amount of any collateral deficiency. If a collateral deficiency is ultimately deemed to be uncollectible, the amount is charged-off. These loans and related assessments of collateral position are monitored on an individual, case-by-case basis. The Corporation does not monitor loan-to-value ratios on a weighted-average basis for commercial real estate loans having a calculated risk grade of 10 or higher. Nonetheless, there were four commercial real estate loans having a calculated risk grade of 10 or higher in excess of $5 million as of March 31, 2013, which totaled $38.2 million and had a weighted-average loan-to-value ratio of approximately 65.4%. When an individual consumer real estate loan becomes past due by more than 10 days, the assigned relationship manager will begin collection efforts. The Corporation only reassesses the loan to value position in a consumer real estate loan if, during the course of the collections process, it is determined that the loan has become collateral dependent, and any collateral deficiency is recognized as a charge-off to the allowance for loan losses. Accordingly, the Corporation does not monitor loan-to-value ratios on a weighted-average basis for collateral dependent consumer real estate loans.

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

Net (charge-offs)/recoveries, segregated by class of loans, were as follows:

	Three Months Ended March 31,
	2013	2012
Commercial and industrial:
Energy	$—	$4
Other commercial	(16,527)	(1,675)
Commercial real estate:
Buildings, land and other	215	(2,360)
Construction	114	10
Consumer real estate	(276)	234
Consumer and other	(390)	(279)

Total	$(16,864)	$(4,066)

In assessing the general economic conditions in the State of Texas, management monitors and tracks the Texas Leading Index (“TLI”), which is produced by the Federal Reserve Bank of Dallas. The TLI is a single summary statistic that is designed to signal the likelihood of the Texas economy’s transition from expansion to recession and vice versa. Management believes this index provides a reliable indication of the direction of overall credit quality. The TLI is a composite of the following eight leading indicators: (i) Texas Value of the Dollar, (ii) U.S. Leading Index, (iii) real oil prices (iv) well permits, (v) initial claims for unemployment insurance, (vi) Texas Stock Index, (vii) Help-Wanted Index and (viii) average weekly hours worked in manufacturing. The TLI totaled 124.3 at February 28, 2013 (most recent date available) and 123.8 at both December 31, 2012 and March 31, 2012. A higher TLI value implies more favorable economic conditions.

Allowance for Loan Losses. The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Corporation’s allowance for loan loss methodology follows the accounting guidance set forth in U.S. generally accepted accounting principles and the Interagency Policy Statement on the Allowance for Loan and Lease Losses, which was jointly issued by U.S. bank regulatory agencies. In that regard, the Corporation’s allowance for loan losses includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Corporation’s process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The provision for loan losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance for loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

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

General valuation allowances also include amounts allocated for loans to borrowers in distressed industries. To determine the amount of the allocation for each loan portfolio segment, management calculates the weighted-average risk grade for all loans to borrowers in distressed industries by loan portfolio segment. A multiple is then applied to the amount by which the weighted-average risk grade for loans to borrowers in distressed industries exceeds the weighted-average risk grade for all pass-grade loans within the loan portfolio segment to derive an allocation factor for loans to borrowers in distressed industries. The amount of the allocation for each loan portfolio segment is the product of this allocation factor and the outstanding balance of pass-grade loans within the identified distressed industries that have a risk grade of 6 or higher. Management identifies potential distressed industries by analyzing industry trends related to delinquencies, classifications and charge-offs. At March 31, 2013 and December 31, 2012, contractors were considered to be a distressed industry based on elevated levels of delinquencies, classifications and charge-offs relative to other industries within the Corporation’s loan portfolio. Furthermore, the Corporation determined, through a review of borrower financial information that, as a whole, contractors have experienced, among other things, decreased revenues, reduced backlog of work, compressed margins and little, if any, net income.

General valuation allowances also include allocations for groups of loans with similar risk characteristics that exceed certain concentration limits established by management and/or the Corporation’s board of directors. Concentration risk limits have been established, among other things, for certain industry concentrations, large balance and highly leveraged credit relationships that exceed specified risk grades, and loans originated with policy, credit and/or collateral exceptions that exceed specified risk grades. Additionally, general valuation allowances are provided for loans that did not undergo a separate, independent concurrence review during the underwriting process (generally those loans under $1.0 million at origination). The Corporation’s allowance methodology for general valuation allowances also includes a reduction factor for recoveries of prior charge-offs to compensate for the fact that historical loss allocations are based upon gross charge-offs rather than net. The adjustment for recoveries is based on the lower of annualized, year-to-date gross recoveries or the total gross recoveries for the preceding four quarters, adjusted, when necessary, for expected future trends in recoveries.

The following table presents details of the allowance for loan losses, segregated by loan portfolio segment.

	Commercial
	and	Commercial	Consumer	Consumer
	Industrial	Real Estate	Real Estate	and Other	Unallocated	Total
March 31, 2013
Historical valuation allowances	$25,233	$12,873	$2,553	$7,555	$—	$48,214
Specific valuation allowances	5,340	3,290	—	—	—	8,630
General valuation allowances:
Environmental risk adjustment	4,980	3,194	631	2,027	—	10,832
Distressed industries	7,494	876	—	—	—	8,370
Excessive industry concentrations	3,815	2,042	—	—	—	5,857
Large relationship concentrations	1,288	927	—	—	—	2,215
Highly-leveraged credit relationships	3,418	727	—	—	—	4,145
Policy exceptions	—	—	—	—	2,197	2,197
Credit and collateral exceptions	—	—	—	—	2,152	2,152
Loans not reviewed by concurrence	2,052	2,213	2,207	1,035	—	7,507
Adjustment for recoveries	(2,535)	(1,333)	(243)	(6,893)	—	(11,004)
General macroeconomic risk	—	—	—	—	4,474	4,474

Total	$51,085	$24,809	$5,148	$3,724	$8,823	$93,589

December 31, 2012
Historical valuation allowances	$30,565	$15,687	$3,013	$7,344	$—	$56,609
Specific valuation allowances	5,100	3,137	—	—	—	8,237
General valuation allowances:
Environmental risk adjustment	6,593	3,682	684	1,816	—	12,775
Distressed industries	5,883	1,182	—	—	—	7,065
Excessive industry concentrations	4,291	2,795	—	—	—	7,086
Large relationship concentrations	1,420	981	—	—	—	2,401
Highly-leveraged credit relationships	2,905	699	—	—	—	3,604
Policy exceptions	—	—	—	—	2,466	2,466
Credit and collateral exceptions	—	—	—	—	1,635	1,635
Loans not reviewed by concurrence	2,277	2,413	2,411	1,159	—	8,260
Adjustment for recoveries	(4,870)	(1,230)	(856)	(6,812)	—	(13,768)
General macroeconomic risk	—	—	—	—	8,083	8,083

Total	$54,164	$29,346	$5,252	$3,507	$12,184	$104,453

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

The following table details activity in the allowance for loan losses by portfolio segment for the reported periods. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial
	and	Commercial	Consumer	Consumer
	Industrial	Real Estate	Real Estate	and Other	Unallocated	Total
March 31, 2013
Beginning balance	$54,164	$29,346	$5,252	$3,507	$12,184	$104,453
Provision for loan losses	13,448	(4,866)	172	607	(3,361)	6,000
Charge-offs	(17,152)	(266)	(336)	(2,177)	—	(19,931)
Recoveries	625	595	60	1,787	—	3,067

Net charge-offs	(16,527)	329	(276)	(390)	—	(16,864)

Ending balance	$51,085	$24,809	$5,148	$3,724	$8,823	$93,589

Period-end amount allocated to:
Loans individually evaluated for impairment	$13,464	$4,576	$—	$—	$—	$18,040
Loans collectively evaluated for impairment	37,621	20,233	5,148	3,724	8,823	75,549

Ending balance	$51,085	$24,809	$5,148	$3,724	$8,823	$93,589

March 31, 2012
Beginning balance	$42,774	$20,912	$3,540	$12,635	$30,286	$110,147
Provision for loan losses	4,766	1,441	(75)	(3,641)	(1,391)	1,100
Charge-offs	(3,012)	(2,842)	(289)	(1,985)	—	(8,128)
Recoveries	1,341	492	523	1,706	—	4,062

Net charge-offs	(1,671)	(2,350)	234	(279)	—	(4,066)

Ending balance	$45,869	$20,003	$3,699	$8,715	$28,895	$107,181

Period-end amount allocated to:
Loans individually evaluated for impairment	$17,842	$2,879	$95	$—	$—	$20,816
Loans collectively evaluated for impairment	28,027	17,124	3,604	8,715	28,895	86,365

Ending balance	$45,869	$20,003	$3,699	$8,715	$28,895	$107,181

The Corporation’s recorded investment in loans as of March 31, 2013, December 31, 2012 and March 31, 2012 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology was as follows:

	Commercial
	and	Commercial	Consumer	Consumer	Unearned
	Industrial	Real Estate	Real Estate	and Other	Discounts	Total
March 31, 2013
Loans individually evaluated for impairment	$148,858	$158,651	$834	$384	$—	$308,727
Loans collectively evaluated for impairment	4,559,807	3,232,858	770,822	310,964	(20,827)	8,853,624

Ending balance	$4,708,665	$3,391,509	$771,656	$311,348	$(20,827)	$9,162,351

December 31, 2012
Loans individually evaluated for impairment	$128,544	$165,152	$864	$400	$—	$294,960
Loans collectively evaluated for impairment	4,700,068	3,154,643	776,483	319,345	(21,651)	8,928,888

Ending balance	$4,828,612	$3,319,795	$777,347	$319,745	$(21,651)	$9,223,848

March 31, 2012
Loans individually evaluated for impairment	$178,521	$226,266	$2,577	$535	$—	$407,899
Loans collectively evaluated for impairment	3,864,331	2,808,618	758,709	303,937	(16,781)	7,718,814

Ending balance	$4,042,852	$3,034,884	$761,286	$304,472	$(16,781)	$8,126,713

Note 4 - Goodwill and Other Intangible Assets

Goodwill and other intangible assets are presented in the table below.

	March 31,	December 31,
	2013	2012
Goodwill	$535,509	$535,509

Other intangible assets:
Core deposits	$4,693	$5,296
Customer relationship	2,099	2,262
Non-compete agreements	535	589

	$7,327	$8,147

The estimated aggregate future amortization expense for intangible assets remaining as of March 31, 2013 is as follows:

Remainder of 2013	$2,295
2014	2,271
2015	1,489
2016	777
2017	215
Thereafter	280

$7,327

Note 5 - Deposits

Deposits were as follows:

	March 31,	Percentage	December 31,	Percentage	March 31,	Percentage
	2013	of Total	2012	of Total	2012	of Total
Non-interest-bearing demand deposits:
Commercial and individual	$7,014,286	36.8%	$7,186,105	36.9%	$6,006,806	35.5%
Correspondent banks	307,469	1.6	436,381	2.2	331,114	2.0
Public funds	353,711	1.9	474,451	2.4	446,192	2.6

Total non-interest-bearing demand deposits	7,675,466	40.3	8,096,937	41.5	6,784,112	40.1
Interest-bearing deposits:
Private accounts:
Savings and interest checking	3,571,010	18.8	3,812,712	19.6	2,950,197	17.4
Money market accounts	6,404,140	33.6	6,127,256	31.4	5,750,104	34.0
Time accounts of $100,000 or more	531,936	2.8	514,346	2.6	532,544	3.2
Time accounts under $100,000	455,753	2.4	464,641	2.4	500,623	3.0

Total private accounts	10,962,839	57.6	10,918,955	56.0	9,733,468	57.6
Public funds:
Savings and interest checking	223,295	1.2	287,391	1.5	208,760	1.2
Money market accounts	45,266	0.2	50,600	0.3	42,488	0.3
Time accounts of $100,000 or more	133,157	0.7	140,191	0.7	136,817	0.8
Time accounts under $100,000	3,881	—	3,292	—	3,376	—

Total public funds	405,599	2.1	481,474	2.5	391,441	2.3

Total interest-bearing deposits	11,368,438	59.7	11,400,429	58.5	10,124,909	59.9

Total deposits	$19,043,904	100.0%	$19,497,366	100.0%	$16,909,021	100.0%

The following table presents additional information about the Corporation’s deposits:

	March 31,	December 31,	March 31,
	2013	2012	2012
Deposits from the Certificate of Deposit Account Registry Service (CDARS) deposits	$901	$2,723	$25,541
Deposits from foreign sources (primarily Mexico)	767,702	799,504	830,685

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

Financial instruments with off-balance-sheet risk were as follows:

	March 31,	December 31,
	2013	2012
Commitments to extend credit	$5,841,640	$5,710,448
Standby letters of credit	198,205	186,049
Deferred standby letter of credit fees	1,294	1,412

Lease Commitments. The Corporation leases certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $5.8 million and $5.5 million during the three months ended March 31, 2013 and 2012. There has been no significant change in the future minimum lease payments payable by the Corporation since December 31, 2012. See the 2012 Form 10-K for information regarding these commitments.

Litigation. The Corporation is subject to various claims and legal actions that have arisen in the course of conducting business. Management does not expect the ultimate disposition of these matters to have a material adverse impact on the Corporation’s financial statements.

Note 7 - Capital and Regulatory Matters

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

Cullen/Frost’s and Frost Bank’s Tier 1 capital consists of shareholders’ equity excluding unrealized gains and losses on securities available for sale, the accumulated gain or loss on effective cash flow hedging derivatives, the net actuarial gain/loss on the Corporation’s defined benefit post-retirement benefit plans, goodwill and other intangible assets. Tier 1 capital for Cullen/Frost also includes $144.7 million of 5.375% non-cumulative perpetual preferred stock and $120 million of trust preferred securities issued by its unconsolidated subsidiary trust. Cullen/Frost’s and Frost Bank’s total capital is comprised of Tier 1 capital for each entity plus a permissible portion of the allowance for loan losses. The Corporation’s aggregate $100 million of floating rate subordinated notes are not included in Tier 1 capital but the permissible portion (which decreases 20% per year during the final five years of the term of the notes) totaling $60 million at March 31, 2013 and $80 million at December 31, 2012, is included in total capital of Cullen/Frost.

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

As more fully discussed in the 2012 Form 10-K, the Corporation’s primary federal regulator, the Federal Reserve, published two notices of proposed rulemaking in June 2012 (the “2012 Capital Proposals”) that would substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including Cullen/Frost and Frost Bank, compared to current U.S. risk-based capital rules. As proposed, one of the 2012 Capital Proposals was to come into effect on January 1, 2013 (subject to a phase-in period) and the other would come into effect on January 1, 2015 (with an option for early adoption); however, final rules have not yet been adopted and the proposed new capital framework is therefore not yet applicable to Cullen/Frost and Frost Bank.

Actual and required capital ratios for Cullen/Frost and Frost Bank were as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
March 31, 2013
Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,967,401	15.44%	$1,019,653	8.00%	$1,274,566	10.00%
Frost Bank	1,740,052	13.66	1,019,045	8.00	1,273,806	10.00
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,813,812	14.23	509,826	4.00	764,739	6.00
Frost Bank	1,646,463	12.93	509,522	4.00	764,283	6.00
Leverage Ratio
Cullen/Frost	1,813,812	8.42	861,796	4.00	1,077,245	5.00
Frost Bank	1,646,463	7.65	861,162	4.00	1,076,453	5.00
December 31, 2012
Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,947,974	15.11%	$1,031,526	8.00%	$1,289,408	10.00%
Frost Bank	1,730,444	13.43	1,030,878	8.00	1,288,597	10.00
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,763,521	13.68	515,763	4.00	773,645	6.00
Frost Bank	1,625,991	12.62	515,439	4.00	773,158	6.00
Leverage Ratio
Cullen/Frost	1,763,521	8.28	851,483	4.00	1,064,354	5.00
Frost Bank	1,625,991	7.64	850,954	4.00	1,063,693	5.00

Management believes that, as of March 31, 2013, Cullen/Frost and its bank subsidiary, Frost Bank, were “well capitalized” based on the ratios presented above.

Cullen/Frost and Frost Bank are subject to the regulatory capital requirements administered by the Federal Reserve, and, for Frost Bank, the Federal Deposit Insurance Corporation (“FDIC”). Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on the Corporation’s financial statements. Management believes, as of March 31, 2013, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.

Trust Preferred Securities. In accordance with the applicable accounting standard related to variable interest entities, the accounts of the Corporation’s wholly owned subsidiary trust, Cullen/Frost Capital Trust II, have not been included in the Corporation’s consolidated financial statements. However, the $120.0 million in trust preferred securities issued by this subsidiary trust have been included in the Tier 1 capital of Cullen/Frost for regulatory capital purposes pursuant to guidance from the Federal Reserve. As more fully discussed in the 2012 Form 10-K, the 2012 Capital Proposals would require the phase-out of certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies in equal installments between 2013 and 2016. However, because the final rules have not yet been adopted, the proposed new capital framework is not yet applicable and no portion of the Corporation’s trust preferred securities has been excluded from Tier 1 capital as presented in the above table as of March 31, 2013. Had a portion of the trust preferred securities been excluded in accordance with the proposed phase-out schedule as of March 31, 2013, Cullen/Frost’s Tier 1 capital to risk-weighted assets would have been 14.00% and the leverage ratio would have been 8.28%.

Preferred Stock. On February 15, 2013, the Corporation issued and sold 6,000,000 shares, or $150 million in aggregate liquidation preference, of it’s 5.375% Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 and liquidation preference $25 per share (“Series A Preferred Stock”). Dividends on the Series A Preferred stock, if declared, accrue and are payable quarterly, in arrears, at a rate of 5.375%. The Series A Preferred Stock qualifies as Tier 1 capital for the purposes of the regulatory capital calculations. The net proceeds from the issuance and sale of the Series A Preferred Stock, after deducting underwriting discount and commissions, and the payment of expenses, were approximately $144.5 million. The net proceeds from the offering were used to fund the accelerated share repurchase further discussed below.

Accelerated Share Repurchase. Concurrent with the issuance and sale of the Series A Preferred Stock, on February 15, 2013, the Corporation entered into an accelerated share repurchase agreement (the “ASR agreement”) with Goldman, Sachs & Co. (“Goldman Sachs”). Under the ASR agreement, the Corporation paid $144 million to Goldman Sachs and received from Goldman Sachs approximately 1.9 million shares of the Corporation’s common stock, representing approximately 80%

of the estimated total number of shares to be repurchased. Goldman Sachs borrowed such shares delivered to the Corporation from stock lenders, and during the term of the ASR agreement, will purchase shares in the open market to return to those stock lenders. Final settlement of the ASR agreement is expected to occur in the third quarter of 2013, and may occur earlier at the option of Goldman Sachs. Upon final settlement, the Corporation expects to receive the balance of the shares repurchased under the ASR agreement. The specific number of shares that the Corporation ultimately will repurchase will be based on the volume-weighted-average price per share of the Corporation’s common stock during the repurchase period, subject to other adjustments pursuant to the terms and conditions of the ASR agreement. At settlement, under certain circumstances, Goldman Sachs may be required to deliver additional shares of the Corporation’s common stock to the Corporation, or, under certain circumstances, the Corporation may be required to deliver shares of the Corporation’s common stock or the Corporation may elect to make a cash payment to Goldman Sachs. The terms of the ASR agreement are subject to adjustment if the Corporation were to enter into or announce certain types of transactions. Furthermore, during the term of the ASR agreement, and subject to certain limited exceptions, the Corporation may only make repurchases of Cullen/Frost common stock with the consent of Goldman Sachs.

The ASR agreement is part of a stock repurchase program that was authorized by the Corporation’s board of directors in December 2012 to buy up to $150 million of the Corporation’s common stock. The Corporation accounted for the repurchase as two separate transactions: (i) as shares of common stock acquired in a treasury stock transaction recorded on the acquisition date; and (ii) as a forward contract indexed to the Corporation’s common stock that is classified as equity and reported as a component of additional paid in capital.

Dividend Restrictions. In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well capitalized” status, at March 31, 2013, Frost Bank could pay aggregate dividends of up to $216.5 million to Cullen/Frost without prior regulatory approval.

Under the terms of the Series A Preferred Stock, the ability of the Corporation to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of its common stock or any securities of the Corporation that rank junior to the Series A Preferred Stock is subject to certain restrictions in the event that the Corporation does not declare and pay dividends on the Series A Preferred Stock for the most recent dividend period.

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

In October 2007, the Corporation entered into three interest rate swap contracts on variable-rate loans with a total notional amount of $1.2 billion. The interest rate swap contracts were designated as hedging instruments in cash flow hedges with the objective of protecting the overall cash flows from the Corporation’s monthly interest receipts on a rolling portfolio of $1.2 billion of variable-rate loans outstanding throughout the 84-month period beginning in October 2007 and ending in October 2014 from the risk of variability of those cash flows such that the yield on the underlying loans would remain constant. As more fully discussed in the 2012 Form 10-K, the Corporation terminated portions of the hedges and settled portions of the interest rate swap contracts during November 2009 and terminated the remaining portions of the hedges and settled the remaining portions of the interest rate swap contracts during November 2010. The deferred accumulated gain applicable to the settled interest rate swap contracts included in accumulated other comprehensive income totaled $58.6 million and $68.0 million ($38.1 million and $44.2 million on an after-tax basis) at March 31, 2013 and December 31, 2012. The remaining deferred gain of $58.6 million ($38.1 million on an after-tax basis) at March 31, 2013 will be recognized ratably in earnings through October 2014.

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

The notional amounts and estimated fair values of interest rate derivative contracts are presented in the following table. The Corporation obtains dealer quotations to value its interest rate derivative contracts designated as hedges of cash flows, while the fair values of other interest rate derivative contracts are estimated utilizing internal valuation models with observable market data inputs.

	March 31, 2013		December 31, 2012		March 31, 2012
	Notional	Estimated	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
Derivatives designated as hedges of fair value:
Financial institution counterparties:
Loan/lease interest rate swaps – assets	23,884	$103	14,748	$24	—	$—
Loan/lease interest rate swaps – liabilities	84,404	(6,565)	84,577	(7,186)	67,517	(7,736)
Derivatives designated as hedges of cash flows:
Financial institution counterparties:
Interest rate swap on junior subordinated deferrable interest debentures	120,000	(3,306)	120,000	(4,365)	120,000	(7,205)
Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan/lease interest rate swaps – assets	50,915	147	—	—	—	—
Loan/lease interest rate swaps – liabilities	741,344	(54,434)	797,311	(60,994)	637,356	(57,314)
Loan/lease interest-rate caps – assets	33,058	12	30,000	12	20,000	28
Customer counterparties:
Loan/lease interest rate swaps – assets	741,344	54,312	797,311	60,854	637,356	57,105
Loan/lease interest rate swaps – liabilities	50,915	(147)	—	—	—	—
Loan/lease interest-rate caps – liabilities	33,058	(12)	30,000	(12)	20,000	(28)

The weighted-average rates paid and received for interest rate swaps outstanding at March 31, 2013 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Fair value hedge loan/lease interest rate swaps	2.57%	0.20%
Cash flow hedge interest rate swaps on junior subordinated deferrable interest debentures	5.47	1.84
Non-hedging interest rate swaps – financial institution counterparties	4.50	1.86
Non-hedging interest rate swaps – customer counterparties	1.86	4.50

The weighted-average strike rate for outstanding interest rate caps was 2.67% at March 31, 2013.

Commodity Derivatives. The Corporation enters into commodity swaps and option contracts that are not designated as hedging instruments primarily to accommodate the business needs of its customers. Upon the origination of a commodity swap or option contract with a customer, the Corporation simultaneously enters into an offsetting contract with a third party financial institution to mitigate the exposure to fluctuations in commodity prices.

The notional amounts and estimated fair values of non-hedging commodity swap and option derivative positions outstanding are presented in the following table. The Corporation obtains dealer quotations and uses internal valuation models with observable market data inputs to value its commodity derivative positions.

		March 31, 2013		December 31, 2012		March 31, 2012
	Notional	Notional	Estimated	Notional	Estimated	Notional	Estimated
	Units	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
Financial institution counterparties:
Oil – assets	Barrels	574	$1,426	464	$2,188	1,415	$3,928
Oil – liabilities	Barrels	1,016	(2,816)	402	(1,590)	1,716	(11,286)
Natural gas – assets	MMBTUs	3,050	733	120	19	1,290	2,862
Natural gas – liabilities	MMBTUs	9,035	(1,614)	120	(24)	300	(40)
Customer counterparties:
Oil – assets	Barrels	1,016	2,909	402	1,636	1,716	11,384
Oil – liabilities	Barrels	574	(1,369)	464	(2,139)	1,415	(3,907)
Natural gas – assets	MMBTUs	9,995	1,691	120	24	300	40
Natural gas – liabilities	MMBTUs	2,090	(728)	120	(19)	1,290	(2,830)

Foreign Currency Derivatives. The Corporation enters into foreign currency forward contracts that are not designated as hedging instruments primarily to accommodate the business needs of its customers. Upon the origination of a foreign currency denominated transaction with a customer, the Corporation simultaneously enters into an offsetting contract with a third party to negate the exposure to fluctuations in foreign currency exchange rates. The Corporation also utilizes foreign currency forward contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in foreign currency exchange rates on certain short-term, non-U.S. dollar denominated loans. The notional amounts and fair values of open foreign currency forward contracts were as follows:

		March 31, 2013		December 31, 2012		March 31, 2012
	Notional	Notional	Estimated	Notional	Estimated	Notional	Estimated
	Currency	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
Financial institution counterparties:
Forward contracts – assets	EUR	1,009	$3	1,093	$3	1,089	$(6)
Forward contracts – liabilities	CAD	19,432	(207)	—	—	—	—
Customer counterparties:
Forward contracts – assets	CAD	19,380	258	—	—	—	—

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

Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended March 31,
	2013	2012
Commercial loan/lease interest rate swaps:
Amount of gain (loss) included in interest income on loans	$(623)	$(667)
Amount of (gain) loss included in other non-interest expense	15	12

Amounts included in the consolidated statements of income and in other comprehensive income for the period related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended March 31,
	2013	2012
Interest rate swaps on variable-rate loans:
Amount reclassified from accumulated other comprehensive income to interest income on loans	$9,345	$9,345
Interest rate swaps on junior subordinated deferrable interest debentures:
Amount reclassified from accumulated other comprehensive income to interest expense on junior subordinated deferrable interest debentures	1,085	1,033
Amount of gain (loss) recognized in other comprehensive income	—	(427)

No ineffectiveness related to interest rate derivatives designated as hedges of cash flows was recognized in the consolidated statements of income during the reported periods. The accumulated net after-tax gain related to effective cash flow hedges included in accumulated other comprehensive income totaled $36.2 million at March 31, 2013 and $41.6 million at December 31, 2012. The Corporation currently expects approximately $22.4 million of the net after-tax gain related to effective cash flow hedges included in accumulated other comprehensive income at March 31, 2013 will be reclassified into earnings during 2013, with the remaining amount expected to be classified into earnings in 2014. This amount represents management’s best estimate given current expectations about market interest rates and volumes related to loan pools underlying the terminated cash flow hedges. Because actual market interest rates and volumes related to loan pools underlying the terminated cash flow hedges may differ from management’s expectations, there can be no assurance as to the ultimate amount that will be reclassified into earnings during 2013.

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

Amounts included in the consolidated statements of income related to non-hedging interest rate, commodity and foreign currency derivative instruments are presented in the table below.

	Three Months Ended March 31,
	2013	2012
Non-hedging interest rate derivatives:
Other non-interest income	$118	$782
Other non-interest expense	(18)	(47)

Non-hedging commodity derivatives:
Other non-interest income	167	37

Non-hedging foreign currency derivatives:
Other non-interest income	52	—

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

The Corporation’s credit exposure relating to interest rate swaps and commodity swaps/options with bank customers was approximately $56.8 million at March 31, 2013. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. The Corporation’s credit exposure, net of collateral pledged, relating to interest rate swaps and commodity swaps/options with upstream financial institution counterparties was not significant at March 31, 2013. Collateral levels for upstream financial institution counterparties are monitored and adjusted as necessary. See Note 9 – Balance Sheet Offsetting for additional information regarding the Corporation’s credit exposure with upstream financial institution counterparties.

The aggregate fair value of securities posted as collateral by the Corporation related to derivative contracts totaled $59.5 million at March 31, 2013. At such date, the Corporation also had $2.4 million in cash collateral on deposit with other financial institution counterparties.

Note 9 - Balance Sheet Offsetting

Certain financial instruments, including resell and repurchase agreements, securities lending arrangements and derivatives, may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements or similar agreements. The Corporation’s derivative transactions with upstream financial institution counterparties are generally executed under International Swaps and Derivative Association (“ISDA”) master agreements which include “right of set-off” provisions. In such cases there is generally a legally enforceable right to offset recognized amounts and there may be an intention to settle such amounts on a net basis. Nonetheless, the Corporation does not generally offset such financial instruments for financial reporting purposes.

Information about financial instruments that are eligible for offset in the consolidated balance sheet as of March 31, 2013 is presented in the following tables.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
March 31, 2013
Financial assets:
Derivatives:
Loan/lease interest rate swaps and caps	$262	$—	$262
Commodity swaps and options	2,159	—	2,159
Foreign currency forward contracts	3	—	3

Total derivatives	2,424	—	2,424
Resell agreements	4,898	—	4,898

	$7,322	$—	$7,322

Financial liabilities:
Derivatives:
Loan/lease interest rate swaps	$60,999	$—	$60,999
Interest rate swap on junior subordinated deferrable interest debentures	3,306	—	3,306
Commodity swaps and options	4,430	—	4,430
Foreign currency forward contracts	207	—	207

Total derivatives	68,942	—	68,942
Repurchase agreements	508,702	—	508,702

	$577,644	$—	$577,644

		Gross Amounts Not Offset
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
March 31, 2013
Financial assets:
Derivatives:
Counterparty A	$7	$(7)	$—	$—
Counterparty B	671	(671)	—	—
Counterparty C	1,549	(1,549)	—	—
Other counterparties	197	(194)	—	3

Total derivatives	2,424	(2,421)	—	3
Resell agreements	4,898	—	(4,898)	—

Total	$7,322	$(2,421)	$(4,898)	$3

Financial liabilities:
Derivatives:
Counterparty A	$30,656	$(7)	$(29,830)	$819
Counterparty B	13,715	(671)	(10,703)	2,341
Counterparty C	14,561	(1,549)	(13,012)	—
Other counterparties	10,010	(194)	(7,670)	2,146

Total derivatives	68,942	(2,421)	(61,215)	5,306
Repurchase agreements	508,702	—	(508,702)	—

Total	$577,644	$(2,421)	$(569,917)	$5,306

Information about financial instruments that are eligible for offset in the consolidated balance sheet as of December 31, 2012 is presented in the following tables.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
December 31, 2012
Financial assets:
Derivatives:
Loan/lease interest rate swaps and caps	$36	$—	$36
Commodity swaps and options	2,207	—	2,207
Foreign currency forward contracts	3	—	3

Total derivatives	2,246	—	2,246
Resell agreements	4,898	—	4,898

	$7,144	$—	$7,144

Financial liabilities:
Derivatives:
Loan/lease interest rate swaps	$68,180	$—	$68,180
Interest rate swap on junior subordinated deferrable interest debentures	4,365	—	4,365
Commodity swaps and options	1,614	—	1,614

Total derivatives	74,159	—	74,159
Repurchase agreements	559,461	—	559,461

	$633,620	$—	$633,620

		Gross Amounts Not Offset
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
December 31, 2012
Financial assets:
Derivatives:
Counterparty A	$4	$(4)	$—	$—
Counterparty B	2,033	(2,033)	—	—
Counterparty C	189	(189)	—	—
Other counterparties	20	(17)	—	3

Total derivatives	2,246	(2,243)	—	3
Resell agreements	4,898	—	(4,898)	—

Total	$7,144	$(2,243)	$(4,898)	$3

		Gross Amounts Not Offset
	Net Amount	Financial		Net
	Recognized	Instruments	Collateral	Amount
December 31, 2012 (continued)
Financial liabilities:
Derivatives:
Counterparty A	$33,999	$(4)	$(33,778)	$217
Counterparty B	14,374	(2,033)	(11,318)	1,023
Counterparty C	13,807	(189)	(13,618)	—
Other counterparties	11,979	(17)	(10,059)	1,903

Total derivatives	74,159	(2,243)	(68,773)	3,143
Repurchase agreements	559,461	—	(559,461)	—

Total	$633,620	$(2,243)	$(628,234)	$3,143

Information about financial instruments that are eligible for offset in the consolidated balance sheet as of March 31, 2012 is presented in the following tables.

	Gross Amount	Gross Amount	Net Amount
	Recognized	Offset	Recognized
March 31, 2012
Financial assets:
Derivatives:
Loan/lease interest rate swaps and caps	$28	$—	$28
Commodity swaps and options	6,790	—	6,790

Total derivatives	6,818	—	6,818
Resell agreements	8,052	—	8,052

	$14,870	$—	$14,870

Financial liabilities:
Derivatives:
Loan/lease interest rate swaps	$65,050	$—	$65,050
Interest rate swap on junior subordinated deferrable interest debentures	7,205	—	7,205
Commodity swaps and options	11,326	—	11,326
Foreign currency forward contracts	6	—	6

Total derivatives	83,587	—	83,587
Repurchase agreements	635,248	—	635,248

	$718,835	$—	$718,835

		Gross Amounts Not Offset
	Net Amount	Financial		Net
	Recognized	Instruments	Collateral	Amount
March 31, 2012
Financial assets:
Derivatives:
Counterparty A	$28	$(28)	$—	$—
Counterparty B	6,655	(6,655)	—	—
Counterparty C	135	(135)	—	—
Other counterparties	—	—	—	—

Total derivatives	6,818	(6,818)	—	—
Resell agreements	8,052	—	(8,052)	—

Total	$14,870	$(6,818)	$(8,052)	$—

Financial liabilities:
Counterparty A	$35,481	$(28)	$(35,453)	$—
Counterparty B	20,407	(6,655)	(13,752)	—
Counterparty C	14,436	(135)	(14,301)	—
Other counterparties	13,263	—	(12,057)	1,206

Total derivatives	83,587	(6,818)	(75,563)	1,206
Repurchase agreements	635,248	—	(635,248)	—

Total	$718,835	$(6,818)	$(710,811)	$1,206

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

The following table presents a reconciliation of net income available to common shareholders, net earnings allocated to common stock and the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended March 31,
	2013	2012
Net income	$55,188	$61,033
Less: Preferred stock dividends and accretion	137	—

Net income available to common shareholders	55,051	61,033
Less: Earnings allocated to participating securities	197	190

Net earnings allocated to common stock	$54,854	$60,843

Distributed earnings allocated to common stock	$28,675	$28,152
Undistributed earnings allocated to common stock	26,179	32,691

Net earnings allocated to common stock	$54,854	$60,843

Weighted-average shares outstanding for basic earnings per common share	60,592,567	61,200,627
Dilutive effect of stock compensation	581,205	332,674

Weighted-average shares outstanding for diluted earnings per common share	61,173,772	61,533,301

Note 11 - Stock-Based Compensation

A combined summary of activity in the Corporation’s active stock plans is presented in the following table.

			Non-Vested Stock Awards/Stock Units Outstanding		Stock Options Outstanding
	Shares Available for Grant	Director Deferred Stock Units Outstanding	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price
Balance, January 1, 2013	1,157,413	27,724	188,560	$51.67	5,513,516	$51.94
Granted	—	—	—	—	—	—
Stock options exercised	—	—	—	—	(395,425)	51.71
Stock awards vested	—	—	—	—	—	—
Forfeited	12,000	—	—	—	(12,000)	51.78
Cancelled/expired	—	—	—	—	—	—

Balance, March 31, 2013	1,169,413	27,724	188,560	$51.67	5,106,091	$51.96

Shares issued in connection with stock compensation awards are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. Shares issued in connection with stock compensation awards along with other related information were as follows:

	Three Months Ended March 31,
	2013	2012
New shares issued from available authorized shares	153,275	101,160
Issued from available treasury stock	242,150	7,640

Total	395,425	108,800

Proceeds from stock option exercises	$20,446	$5,542

Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Stock-based compensation expense was as follows:

	Three Months Ended March 31,
	2013	2012
Stock options	$1,998	$2,201
Non-vested stock awards/stock units	344	354

Total	$2,342	$2,555

Unrecognized stock-based compensation expense at March 31, 2013 was as follows:

Stock options	$15,543
Non-vested stock awards/stock units	2,589

Total	$18,132

Note 12 - Defined Benefit Plans

The components of the combined net periodic expense for the Corporation’s defined benefit pension plans were as follows:

	Three Months Ended March 31,
	2013	2012
Expected return on plan assets, net of expenses	$(2,772)	$(2,603)
Interest cost on projected benefit obligation	1,835	1,950
Net amortization and deferral	1,640	1,229

Net periodic expense	$703	$576

The Corporation’s non-qualified defined benefit pension plan is not funded. No contributions to the qualified defined benefit pension plan were made during the three months ended March 31, 2013. The Corporation does not expect to make any contributions to the qualified defined benefit plan during the remainder of 2013.

Note 13 - Income Taxes

Income tax expense was as follows:

	Three Months Ended March 31,
	2013	2012
Current income tax expense	$15,709	$20,052
Deferred income tax benefit	(2,118)	(2,539)

Income tax expense, as reported	$13,591	$17,513

Effective tax rate	19.8%	22.3%

Net deferred tax liabilities totaled $97.2 million at March 31, 2013 and $112.1 million at December 31, 2012. No valuation allowance was recorded against deferred tax assets at March 31, 2013 as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years. There were no unrecognized tax benefits during any of the reported periods. Interest and/or penalties related to income taxes are reported as a component of income tax expense. Such amounts were not significant during the reported periods.

The Corporation files income tax returns in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2009.

Note 14 - Other Comprehensive Income (Loss)

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below. Reclassification adjustments related to securities available for sale are included in net gain (loss) on securities transactions in the accompanying consolidated statements of income. The change in the net actuarial gain/loss on defined-benefit post-retirement benefit plans is included in the computation of net periodic pension expense (see Note 12 – Defined Benefit Plans). Reclassification adjustments related to interest rate swaps on variable-rate loans are included in interest income and fees on loans in the accompanying consolidated statements of income. Reclassification adjustments related to the interest rate swap on junior subordinated deferrable interest debentures are included in interest expense on junior subordinated deferrable interest debentures in the accompanying consolidated statements of income.

	Before Tax	Tax Expense	Net of Tax
	Amount	(Benefit)	Amount
Three months ended March 31, 2013:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(21,344)	$(7,470)	$(13,874)
Change in net unrealized gain on securities transferred to held to maturity	(8,459)	(2,961)	(5,498)
Reclassification adjustment for net (gains) losses included in net income	(5)	(2)	(3)

Total securities available for sale and transferred securities	(29,808)	(10,433)	(19,375)
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	1,640	574	1,066
Derivatives:
Change in the accumulated gain/loss on effective cash flow hedge derivatives	—	—	—
Reclassification adjustments for (gains) losses included in net income:
Interest rate swaps on variable-rate loans	(9,345)	(3,271)	(6,074)
Interest rate swap on junior subordinated deferrable interest debentures	1,085	380	705

Total derivatives	(8,260)	(2,891)	(5,369)

Total other comprehensive income (loss)	$(36,428)	$(12,750)	$(23,678)

Three months ended March 31, 2012:
Securities available for sale:
Change in net unrealized gain/loss during the period	$1,882	$658	$1,224
Reclassification adjustment for net (gains) losses included in net income	491	172	319

Total securities available for sale	2,373	830	1,543
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	1,229	430	799
Derivatives:
Change in the accumulated gain/loss on effective cash flow hedge derivatives	(427)	(150)	(277)
Reclassification adjustments for (gains) losses included in net income:
Interest rate swaps on variable-rate loans	(9,345)	(3,271)	(6,074)
Interest rate swap on junior subordinated deferrable interest debentures	1,033	362	671

Total derivatives	(8,739)	(3,059)	(5,680)

Total other comprehensive income (loss)	$(5,137)	$(1,799)	$(3,338)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

				Accumulated
	Securities	Defined		Other
	Available	Benefit		Comprehensive
	For Sale	Plans	Derivatives	Income
Balance January 1, 2013	$245,539	$(49,071)	$41,580	$238,048
Other comprehensive income (loss) before reclassifications	(19,372)	1,066	—	(18,306)
Amounts reclassified from accumulated other comprehensive income (loss)	(3)	—	(5,369)	(5,372)

Net other comprehensive income (loss) during period	(19,375)	1,066	(5,369)	(23,678)

Balance March 31, 2013	$226,164	$(48,005)	$36,211	$214,370

Balance January 1, 2012	$227,052	$(42,958)	$63,640	$247,734
Other comprehensive income (loss) before reclassifications	1,224	799	(277)	1,746
Amounts reclassified from accumulated other comprehensive income (loss)	319	—	(5,403)	(5,084)

Net other comprehensive income (loss) during period	1,543	799	(5,680)	(3,338)

Balance March 31, 2012	$228,595	$(42,159)	$57,960	$244,396

Note 15 - Operating Segments

The Corporation is managed under a matrix organizational structure whereby its two primary operating segments, Banking and Frost Wealth Advisors overlap a regional reporting structure. The regions are primarily based upon geographic location and include Austin, Corpus Christi, Dallas, Fort Worth, Houston, Rio Grande Valley, San Antonio and Statewide. The Corporation is primarily managed based on the line of business structure. In that regard, all regions have the same lines of business, which have the same product and service offerings, have similar types and classes of customers and utilize similar service delivery methods. Pricing guidelines for products and services are the same across all regions. The regional reporting structure is primarily a means to scale the lines of business to provide a local, community focus for customer relations and business development.

Banking and Frost Wealth Advisors are delineated by the products and services that each segment offers. The Banking operating segment includes both commercial and consumer banking services, Frost Securities, Inc. and Frost Insurance Agency. Commercial banking services are provided to corporations and other business clients and include a wide array of lending and cash management products. Consumer banking services include direct lending and depository services. Frost Insurance Agency provides insurance brokerage services to individuals and businesses covering corporate and personal property and casualty products, as well as group health and life insurance products and human resources consulting services. Frost Securities, Inc. provides advisory and private equity services to middle market companies. The Frost Wealth Advisors operating segment includes fee-based services within private trust, retirement services, and financial management services, including personal wealth management and brokerage services. A third operating segment, Non-Banks, is for the most part the parent holding company, as well as certain other insignificant non-bank subsidiaries of the parent that, for the most part, have little or no activity. The parent company’s principal activities include the direct and indirect ownership of the Corporation’s banking and non-banking subsidiaries and the issuance of debt and equity. Its principal source of revenue is dividends from its subsidiaries.

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

Summarized operating results by segment were as follows:

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
Revenues from (expenses to) external customers:
Three months ended:
March 31, 2013	$204,260	$27,223	$(890)	$230,593
March 31, 2012	196,273	25,997	(584)	221,686
Net income (loss) available to common shareholders:
Three months ended:
March 31, 2013	$53,553	$3,238	$(1,740)	$55,051
March 31, 2012	58,290	3,391	(648)	61,033

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
March 31, 2013
Securities available for sale:
U.S. Treasury	$3,055,909	$—	$—	$3,055,909
Residential mortgage-backed securities	—	2,305,815	—	2,305,815
States and political subdivisions	—	459,902	—	459,902
Other	—	35,899	—	35,899
Trading account securities:
U.S. Treasury	14,013	—	—	14,013
States and political subdivisions	—	8,651	—	8,651
Derivative assets:
Interest rate swaps, caps and floors	—	54,251	323	54,574
Commodity swaps and options	—	6,758	—	6,758
Foreign currency forward contracts	261	—	—	261
Derivative liabilities:
Interest rate swaps, caps and floors	—	64,464	—	64,464
Commodity swaps and options	—	6,527	—	6,527
Foreign currency forward contracts	207	—	—	207

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2012
Securities available for sale:
U.S. Treasury	$3,057,921	$—	$—	$3,057,921
Residential mortgage-backed securities	—	2,518,003	—	2,518,003
States and political subdivisions	—	591,483	—	591,483
Other	—	35,892	—	35,892
Trading account securities:
U.S. Treasury	14,038	—	—	14,038
States and political subdivisions	—	16,036	—	16,036
Derivative assets:
Interest rate swaps, caps and floors	—	60,535	355	60,890
Commodity swaps and options	—	3,867	—	3,867
Foreign currency forward contracts	3	—	—	3
Derivative liabilities:
Interest rate swaps, caps and floors	—	72,557	—	72,557
Commodity swaps and options	—	3,772	—	3,772

The following table reconciles the beginning and ending balances of derivative assets, which consist of interest rate swaps sold to loan customers, measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the reported periods:

	Three Months Ended March 31,
	2013	2012
Balance, beginning of period	$355	$689
Cash settlements	(46)	(97)
Realized gains (losses) included in other non-interest income	(4)	(22)
Realized gains (losses) included in other non-interest expense	18	40

Balance, end of period	$323	$610

The significant unobservable (Level 3) inputs used in the fair value measurement of the Corporation’s interest rate swaps sold to loan customers included in the above table primarily relate to the probability of default and loss severity in the event of default. The probability of default is determined by the underlying risk grade of the loan (see Note 3 – Loans) underlying the interest rate swap in that the probability of default increases as a loan’s risk grade deteriorates, while the loss severity is estimated through an analysis of the collateral supporting both the underlying loan and interest rate swap. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity. As of March 31, 2013, the weighted-average risk grade of loans underlying interest rate swaps measured at fair value using significant unobservable (Level 3) inputs was 11.2. The loss severity in the event of default on the interest rate swaps ranged from 20% to 50%, with the weighted-average loss severity being 25.0%.

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

The following table presents impaired loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral during the reported periods.

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Level 2	Level 3	Level 2	Level 3
Carrying value of impaired loans before allocations	$893	$970	$10,943	$—
Specific valuation allowance allocations	(330)	(970)	(2,497)	—

Fair value	$563	$—	$8,446	$—

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

The following table presents foreclosed assets that were remeasured and reported at fair value during the reported periods:

	Three Months Ended March 31,
	2013	2012
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$415	$1,386
Charge-offs recognized in the allowance for loan losses	(141)	(315)

Fair value	$274	$1,071

Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$3,600	$372
Write-downs included in other non-interest expense	(565)	(75)

Fair value	$3,035	$297

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

FASB ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. A detailed description of the valuation methodologies used in estimating the fair value of financial instruments is set forth in the 2012 Form 10-K.

The estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	March 31, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$3,218,460	$3,218,460	$3,524,979	$3,524,979
Securities held to maturity	3,068,008	3,079,426	2,956,381	2,996,944
Cash surrender value of life insurance policies	138,898	138,898	138,005	138,005
Accrued interest receivable	66,779	66,779	82,529	82,529
Level 3 inputs:
Loans, net	9,068,762	9,157,877	9,119,395	9,212,159
Financial liabilities:
Level 2 inputs:
Deposits	19,043,904	19,044,847	19,497,366	19,498,518
Federal funds purchased and repurchase agreements	510,102	510,102	561,061	561,061
Junior subordinated deferrable interest debentures	123,712	123,712	123,712	123,712
Subordinated notes payable and other borrowings	100,002	90,706	100,007	89,596
Accrued interest payable	1,697	1,697	1,804	1,804

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

Note 17 - Accounting Standards Updates

ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU No. 2013-01, “Balance Sheet (Topic 210) – Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” clarifies that ordinary trade receivables are not within the scope of ASU 2011-11. ASU 2011-11, as amended by ASU 2013-01, became effective for the Corporation on January 1, 2013. See Note 9 – Balance Sheet Offsetting for applicable disclosures.

ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 gives entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is impaired, then the entity must perform the quantitative impairment test. If, under the quantitative impairment test, the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. ASU 2012-02 became effective for the Corporation on January 1, 2013 and did not have a significant impact on the Corporation’s financial statements.

ASU 2012-06, “Business Combinations (Topic 805) – Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (a consensus of the FASB Emerging Issues Task Force).” ASU 2012-06 clarifies the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. Under ASU 2012-06, when a reporting entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and, subsequently, a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). ASU 2012-06 became effective for the Corporation on January 1, 2013 and did not have a significant impact on the Corporation’s financial statements.

ASU 2013-02, “Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 amends recent guidance related to the reporting of comprehensive income to enhance the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 became effective for the Corporation on January 1, 2013 and did not have a significant impact on the Corporation’s financial statements. See Note 14 – Other Comprehensive Income (Loss).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Review

Cullen/Frost Bankers, Inc.

The following discussion should be read in conjunction with the Corporation’s consolidated financial statements, and notes thereto, for the year ended December 31, 2012, included in the 2012 Form 10-K. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results for the year ending December 31, 2013 or any future period.

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

For additional information regarding critical accounting policies, refer to Note 1 - Summary of Significant Accounting Policies in the notes to consolidated financial statements and the sections captioned “Application of Critical Accounting Policies and Accounting Estimates” and “Allowance for Loan Losses” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2012 Form 10-K. There have been no significant changes in the Corporation’s application of critical accounting policies related to the allowance for loan losses since December 31, 2012.

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

Results of Operations

Net income available to common shareholders totaled $55.1 million, or $0.91 diluted per common share, for the three months ended March 31, 2013 compared to $61.0 million, or $0.99 diluted per common share, for the three months ended March 31, 2012 and $60.2 million, or $0.97 diluted per common share, for the three months ended December 31, 2012.

Selected income statement data and other selected data for the comparable periods was as follows:

	Three Months Ended
	March 31, 2013	December 31, 2012	March 31, 2012
Taxable-equivalent net interest income	$172,802	$172,156	$164,707
Taxable-equivalent adjustment	19,989	17,751	15,000

Net interest income	152,813	154,405	149,707
Provision for loan losses	6,000	4,125	1,100

Net interest income after provision for loan losses	146,813	150,280	148,607
Non-interest income	77,780	75,887	71,979
Non-interest expense	155,814	146,067	142,040

Income before income taxes	68,779	80,100	78,546
Income taxes	13,591	19,912	17,513

Net income	55,188	60,188	61,033
Preferred stock dividends and accretion	137	—	—

Net income available to common shareholders	$55,051	$60,188	$61,033

Earnings per common share – basic	$0.91	$0.98	$0.99
Earnings per common share – diluted	0.91	0.97	0.99
Dividends per common share	0.48	0.48	0.46
Return on average assets	1.01%	1.09%	1.23%
Return on average common equity	9.47	9.84	10.59
Average shareholders’ equity to average total assets	10.94	11.08	11.63

Net income available to common shareholders for the three months ended March 31, 2013 decreased $6.0 million, or 9.8%, compared to the same period in 2012. The decrease was primarily the result of a $13.8 million increase in non-interest expense, a $4.9 million increase in the provision for loan losses and $137 thousand related to preferred stock accretion partly offset by a $5.8 million increase in non-interest income, a $3.1 million increase in net interest income and a $3.9 million decrease in income tax expense.

Net income available to common shareholders for the first quarter of 2013 decreased $5.1 million, or 8.5%, compared to the fourth quarter of 2012. The decrease was primarily the result of a $9.7 million increase in non-interest expense, a $1.9 million increase in the provision for loan losses, a $1.6 million decrease in net interest income and $137 thousand related to preferred stock accretion partly offset by a $6.3 million decrease in income tax expense and a $1.9 million increase in non-interest income.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Corporation’s largest source of revenue, representing 66.3% of total revenue during the first three months of 2013. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Corporation’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, remained at 3.25% for the entire year in 2012 and through the first quarter of 2013. The Corporation’s loan portfolio is also impacted, to a lesser extent, by changes in the London Interbank Offered Rate (LIBOR). At March 31, 2013, the one-month and three-month U.S. dollar LIBOR rates were 0.20% and 0.28%, respectively, while at March 31, 2012, the one-month and three-month U.S. dollar LIBOR rates were 0.24% and 0.47%, respectively. The intended federal funds rate, which is the cost of immediately available overnight funds, remained at zero to 0.25% for the entire year in 2012 and through the first quarter of 2013.

The Corporation’s balance sheet has historically been asset sensitive, meaning that earning assets generally reprice more quickly than interest-bearing liabilities. Therefore, the Corporation’s net interest margin was likely to increase in sustained periods of rising interest rates and decrease in sustained periods of declining interest rates. During the fourth quarter of 2007, in an effort to make the Corporation’s balance sheet less sensitive to changes in interest rates, the Corporation entered into various interest rate swaps which effectively converted certain variable-rate loans into fixed-rate instruments for a period of time. During the fourth quarter of 2008, the Corporation also entered into an interest rate swap which effectively converted variable-rate debt into fixed-rate debt for a period of time. As a result of these actions, the Corporation’s balance sheet was more interest-rate neutral and changes in interest rates had a less significant impact on the Corporation’s net interest margin than would have otherwise been the case. During the fourth quarter of 2009, a portion of the interest rate swaps on variable-rate loans were terminated, while the remaining interest rate swaps on variable-rate loans were terminated during the fourth quarter of 2010. These actions increased the asset sensitivity of the Corporation’s balance sheet. The deferred accumulated after-tax gain applicable to the settled interest rate contracts included in accumulated other comprehensive income totaled $58.6 million ($38.1 million on an after-tax basis) at March 31, 2013. The remaining deferred gain of $58.6 million ($38.1 million on an after-tax basis) will be recognized ratably in earnings through October 2014. See Note 8 -  Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report for additional information related to these interest rate swaps.

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

	First Quarter 2013 vs. Fourth Quarter 2012	First Quarter 2013 vs. First Quarter 2012
Due to changes in average volume	$5,414	$22,668
Due to changes in average interest rates	(1,025)	(12,763)
Due to difference in the number of days in each of the comparable periods	(3,743)	(1,810)

Total change	$646	$8,095

Taxable-equivalent net interest income for the three months ended March 31, 2013 increased $8.1 million, or 4.9%, compared to the same period in 2012. Taxable-equivalent net interest income for the first quarter of 2013 included 90 days compared to 91 days for the first quarter of 2012 as a result of leap year. The additional day added approximately $1.8 million to taxable-equivalent net interest income during the first quarter of 2012. Excluding the impact of the additional day during the first quarter of 2012 results in an effective increase in taxable-equivalent net interest income of approximately $9.9 million during the first quarter of 2012, which was primarily related to an increase in the average volume of interest-earning assets partly offset by a decrease in the net interest margin. The average volume of interest-earning assets for the first quarter of 2013 increased $2.3 billion compared to the same period in 2012. Over the same time frame, the net interest margin decreased 28 basis points from 3.73% in the first quarter of 2012 to 3.45% in the first quarter of 2013. The decrease in the net interest margin was partly due to an increase in the relative proportion of average interest-earning assets invested in lower-yielding, interest-bearing deposits, federal funds sold and resell agreements during 2013 compared to 2012 while the relative proportion of average interest-earning assets invested in higher-yielding securities decreased. The net interest margin was also negatively impacted by a decrease in the average yield on loans, as further discussed below. The average yield on interest-earning assets decreased 32 basis points from 3.89% in the first quarter of 2012 to 3.57% in the first quarter of 2013 while the average cost of funds decreased 6 basis points from 0.26% in the first quarter of 2012 to 0.20% in the first quarter of 2013. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. As stated above, market interest rates have remained at historically low levels during the reported periods. The effect of lower average market interest rates during the reported periods on the average yield on average interest-earning assets was partly limited by the aforementioned interest rate swaps on variable-rate loans.

Taxable-equivalent net interest income for the first quarter of 2013 increased $646 thousand, or 0.38%, from the fourth quarter of 2012. Taxable-equivalent net interest income for the first quarter of 2013 was impacted by a decrease in the number of days compared to the fourth quarter of 2012. Taxable-equivalent net interest income for the fourth quarter of 2012 included 92 days compared to 90 days for the first quarter of 2013. The additional days added approximately $3.7 million to taxable-equivalent net interest income during the fourth quarter of 2012. Excluding the impact of the additional days during the fourth quarter of 2012 results in an effective increase in taxable-equivalent net interest income of approximately $4.4 million during the first quarter of 2013. This effective increase was primarily related to an increase in the average volume of interest-earning assets combined with a shift in the relative mix of average interest-earning assets as higher-yielding loans and tax-exempt securities increased in relative proportion while lower-yielding interest bearing deposits, federal funds sold, resell agreements and taxable securities decreased in relative proportion. The net interest margin decreased 3 basis points from 3.48% in the fourth quarter of 2012 to 3.45% in the first quarter of 2013. The average yield on interest-earning assets decreased 4 basis points from 3.61% in the fourth quarter of 2012 to 3.57% in the first quarter of 2013 primarily due to decreases in the average yields on tax-exempt securities (down 54 basis points) and loans (down 12 basis points). Taxable-equivalent net interest income for the first quarter of 2013 was favorably impacted by a 2 basis point decrease in the average cost of funds from 0.22% in the fourth quarter of 2012 to 0.20% in the first quarter of 2013.

The average volume of loans during the first quarter of 2013 increased $1.1 billion compared to the first quarter of 2012 and increased $240.7 million compared to the fourth quarter of 2012. Loans made up approximately 44.6% of average interest-earning assets during the first quarter of 2013 compared to 44.5% during the first quarter of 2012 and 44.0% during the fourth quarter of 2012. The average yield on loans was 4.62% during the first quarter of 2013 compared to 4.94% during the first quarter of 2012 and 4.74% during the fourth quarter of 2012. Loans generally have significantly higher yields compared to securities, interest-bearing deposits and federal funds sold and resell agreements and, as such, have a more positive effect on the net interest margin.

The average volume of securities increased $167.7 million and $61.0 million during the first quarter of 2013 compared to the first and fourth quarters of 2012, respectively. Securities made up approximately 44.5% of average interest-earning assets during the first quarter of 2013 compared to 49.3% during the first quarter of 2012 and 44.8% during the fourth quarter of 2012. The average yield on securities was 3.32% in the first quarter of 2013 compared to 3.37% in the first quarter of 2012 and 3.32% in the fourth quarter of 2012. Despite a significant decrease in market rates for investment securities during the comparable periods, the average yield on securities decreased only 5 basis points during the first quarter of 2013 compared to the first quarter of 2012 as the Corporation increased the relative proportion of investments held in higher-yielding, tax-exempt municipal securities. The relative proportion of higher-yielding, tax-exempt municipal securities totaled 35.8% of average securities during the first quarter of 2013 compared to 25.3% during in the first quarter of 2012 and 31.8% during the fourth quarter of 2012. The average yield on taxable securities was 1.93% in the first quarter of 2013 compared to 2.23% in first quarter of 2012 and 2.00% in the fourth quarter of 2012, while the average taxable-equivalent yield on tax-exempt securities was 5.78% in the first quarter of 2013 compared to 6.94% in first quarter of 2012 and 6.27% in the fourth quarter of 2012.

Average federal funds sold, resell agreements and interest-bearing deposits during the first quarter of 2013 increased $1.1 billion compared to the first quarter of 2012 and decreased $24.5 million compared to the fourth quarter of 2012. Federal funds sold, resell agreements and interest-bearing deposits made up approximately 10.9% of average interest-earning assets during the first quarter of 2013 compared to 6.2% during the first quarter of 2012 and 11.1% during the fourth quarter of 2012. The combined average yield on federal funds sold, resell agreements and interest-bearing deposits was 0.25% during the first quarter of 2013 compared to 0.34% during the first quarter of 2012 and 0.25% during the fourth quarter of 2012. The increase in average federal funds sold, resell agreements and interest-bearing deposits compared to the first quarter of 2012 was primarily related to excess liquidity from deposit growth. The decrease in average federal funds sold, resell agreements and interest-bearing deposits compared to the fourth quarters of 2012 was due to the reinvestment of funds into higher-yielding loans and securities.

Average deposits increased $2.3 billion during the first quarter of 2013 compared to the first quarter of 2012 and increased $297.6 million compared to the fourth quarter of 2012. Average interest-bearing deposits for the first quarter of 2013 increased $1.3 billion and $556.2 million compared to the first and fourth quarters of 2012, respectively, while average non-interest-bearing deposits increased $1.0 billion compared to the first quarter of 2012 and decreased $258.6 million compared to the fourth quarter of 2012. The ratio of average interest-bearing deposits to total average deposits was 60.3% during the first quarter of 2013 compared to 61.0% during the first quarter of 2012 and 58.3% during the fourth quarter of 2012. The average cost of deposits is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-bearing deposits. The average cost of interest-bearing deposits and total deposits was 0.14% and 0.09% during the first quarter of 2013 compared to 0.18% and 0.11% during the first quarter of 2012 and 0.16% and 0.09% during the fourth quarter of 2012. The decrease in the average cost of interest-bearing deposits during the comparable periods was primarily the result of decreases in interest rates offered on certain deposit products due to decreases in average market interest rates and decreases in renewal interest rates on maturing certificates of deposit given the current low interest rate environment. Additionally, the relative proportion of higher-cost certificates of deposit to total average interest-bearing deposits decreased from 10.5% and 9.3% during the first and fourth quarters of 2012, respectively, to 8.8% during the first quarter of 2013.

The Corporation’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.37% during the first quarter of 2013 compared to 3.63% and 3.39% during the first and fourth quarters of 2012, respectively. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

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

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $6.0 million for the first quarter of 2013 compared to $1.1 million for the first quarter of 2012 and $4.1 million for the fourth quarter of 2012. The increase in the provision for loan losses during the first quarter of 2013 compared to the first and fourth quarters of 2012 was impacted by a $15.0 million charge-off related to a single commercial and industrial loan relationship during the first quarter of 2013. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Non-Interest Income

The components of non-interest income were as follows:

	Three Months Ended
	March 31, 2013	December 31, 2012	March 31, 2012
Trust and investment management fees	$21,885	$20,543	$20,652
Service charges on deposit accounts	20,044	21,162	20,794
Insurance commissions and fees	13,070	8,436	12,377
Interchange and debit card transaction fees	4,011	4,330	4,117
Other charges, commissions and fees	7,755	7,740	7,350
Net gain (loss) on securities transactions	5	4,435	(491)
Other	11,010	9,241	7,180

Total	$77,780	$75,887	$71,979

Total non-interest income for the three months ended March 31, 2013 increased $5.8 million, or 8.1%, compared to the same period in 2012 and increased $1.9 million, or 2.5%, compared to the fourth quarter of 2012. Changes in the components of non-interest income are discussed below.

Trust and Investment Management Fees. Trust and investment management fees for the three months ended March 31, 2013 increased $1.2 million, or 6.0%, compared to the same period in 2012. Trust investment fees are the most significant component of trust and investment management fees, making up approximately 69% of total trust and investment management fees for the first three months of 2013. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related trust investment fees.

The $1.2 million increase in trust and investment management fee income during the three months ended March 31, 2013 compared to the same period in 2012 was primarily the result of an increase in trust investment fees (up $1.3 million), securities lending income (up $272 thousand) and oil and gas trust management fees (up $128 thousand) partially offset by a decrease in estate fees (down $530 thousand). Estate fees are transactional in nature and can vary from quarter to quarter. Trust and investment management fee income for the first quarter of 2013 increased $1.3 million, or 6.5%, compared to the fourth quarter of 2012. The increase was primarily due to increases in trust investment fees (up $1.4 million). The increase in trust investment fees in 2013 compared to the prior year periods was partly due to improvements in equity valuations during the first quarter of 2013 and an increase in the number of accounts.

At March 31, 2013, assets held in accounts maintained by Frost Wealth Advisors were primarily composed of equity securities (44.2% of assets), fixed income securities (40.7 % of assets) and cash equivalents (9.8% of assets). The estimated fair value of these assets was $27.1 billion (including managed assets of $11.3 billion and custody assets of $15.8 billion) at March 31, 2013, compared to $26.2 billion (including managed assets of $10.9 billion and custody assets of $15.3 billion) at December 31, 2012 and $26.3 billion (including managed assets of $10.8 billion and custody assets of $15.5 billion) at March 31, 2012.

Service Charges on Deposit Accounts. Service charges on deposit accounts for the three months ended March 31, 2013 decreased $750 thousand, or 3.6%, compared to the same period in 2012. The decrease was primarily due to decreases in service charges on commercial accounts (down $543 thousand) and overdraft/insufficient funds charges on both consumer and commercial accounts (down $238 thousand on a combined basis). Overdraft/insufficient funds charges totaled $7.9 million ($6.1 million consumer and $1.8 million commercial) during the first quarter of 2013 compared to $8.2 million ($6.5 million consumer and $1.7 million commercial) during the first quarter of 2012.

Service charges on deposit accounts for the first quarter of 2013 decreased $1.1 million, or 5.3%, compared to the fourth quarter of 2012. The decrease was primarily due to decreases in overdraft/insufficient funds charges on both consumer and commercial accounts, down $1.2 million on a combined basis, from $9.2 million ($7.3 million consumer and $1.9 million commercial) during the fourth quarter of 2012. Overdraft/insufficient funds charges are generally seasonally higher in the fourth quarter.

Insurance Commissions and Fees. Insurance commissions and fees for the three months ended March 31, 2013 increased $693 thousand, or 5.6%, compared to the same period in 2012. The increase was primarily related to an increase in contingent commissions (up $439 thousand). Contingent commissions totaled $2.8 million during the three months ended March 31, 2013 and $2.3 million during the three months ended March 31, 2012. Contingent commissions primarily consist of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. Such commissions are seasonal in nature and are generally received during the first quarter of each year. These commissions totaled $2.1 million and $1.9 million during the three months ended March 31, 2013 and 2012. Contingent commissions also include amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. These commissions totaled $673 thousand and $385 thousand during the three months ended March 31, 2013 and 2012. The increase in insurance commissions and fees was also partly related to an increase in commission income (up $255 thousand), resulting from normal variation in the market demand for insurance products.

Insurance commissions and fees for the first quarter of 2013 increased $4.6 million, or 54.9%, compared to the fourth quarter of 2012. Commission income for the first quarter of 2013 increased $2.2 million compared to the fourth quarter of 2012 partly due to an increase in benefit plan commissions and fees, which was related to the normal variation in the timing of renewals. The increase in insurance commissions and fees was also partly due to the seasonal increase in contingent commissions (up $2.4 million) received from various insurance carriers related to the performance of insurance policies previously placed.

Interchange and Debit Card Transaction Fees. Interchange and debit card transaction fees consist of income from Visa check card usage, point of sale income from PIN-based debit card transactions and ATM service fees. Interchange and debit card transaction fees for the three months ended March 31, 2013 decreased $106 thousand, or 2.6%, compared to the three months ended March 31, 2012 and $319 thousand, or 7.4%, compared to the fourth quarter of 2012. The decrease compared to the fourth quarter of 2012 was related to decreases in point of sale income from PIN-based debit card transactions (down $141 thousand), income from Visa check card usage (down $112 thousand) and ATM service fees (down $66 thousand).

Federal Reserve rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. An upward adjustment of no more than 1 cent to an issuer’s debit card interchange fee is allowed if the card issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards.

Other Charges, Commissions and Fees. Other charges, commissions and fees for the three months ended March 31, 2013 increased $405 thousand, or 5.5%, compared to the same period in 2012. The increase in other charges, commissions and fees included increases in income from the sale of mutual funds (up $392 thousand), referral fees from the Corporation’s merchant services payment processor (up $246 thousand), loan processing fees (up $206 thousand) and income related to sale of annuities (up $196 thousand). These increases were party offset by decreases in other service charges (down $459 thousand) and investment banking fees related to corporate advisory services (down $146 thousand). Other service charges were higher during the three months ended March 31, 2012 as a result of early termination fees on certain lines of credit held by Frost Capital. Investment banking fees related to corporate advisory services are transaction based and can vary significantly from quarter to quarter. Other charges, commissions and fees for the first quarter of 2013 did not significantly fluctuate compared to the fourth quarter of 2012.

Net Gain/Loss on Securities Transactions. During the three months ended March 31, 2013, the Corporation sold available-for-sale securities with an amortized cost totaling $4.5 billion and realized a net gain of $5 thousand on those sales. These securities were primarily purchased during 2013 and subsequently sold in connection with the Corporation’s tax planning strategies related to the Texas franchise tax. The gross proceeds from the sales of these securities outside of Texas are included in total revenues/receipts from all sources reported for Texas franchise tax purposes, which results in a reduction in the overall percentage of revenues/receipts apportioned to Texas and subjected to taxation under the Texas franchise tax.

During the three months ended March 31, 2012, the Corporation realized a net loss of $491 thousand on the sale of available-for-sale securities. In January 2012, the Corporation purchased $996.4 million of U.S. Treasury securities utilizing excess liquidity as a defensive strategy to lock in the yield on those funds in case the Federal Reserve lowered the rate paid on funds deposited in the Federal Reserve account. Shortly thereafter, U.S. Treasury prices rallied and the Corporation sold the securities, realizing a $2.1 million gain, and concurrently purchased $998.4 million of U.S. Treasury securities having a shorter term to maturity. In March 2012, U.S. Treasury yields increased and the Corporation sold the aforementioned position in U.S. Treasury securities and recognized a $2.6 million loss. The proceeds were concurrently reinvested in U.S. Treasury securities that had a similar yield to the original, longer-term position purchased in January 2012, but with a shorter term to maturity. During the first quarter of 2012, the Corporation also sold available-for-sale securities with an amortized cost totaling $8.0 billion and realized a net loss of $2 thousand on those sales. These securities were primarily purchased during 2012 and subsequently sold in connection with the Corporation’s aforementioned tax planning strategies related to the Texas franchise tax.

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

Other Non-Interest Income. Other non-interest income increased $3.8 million, or 53.3%, for the three months ended March 31, 2013 compared to the same period in 2012. During the first quarter of 2013, the Corporation realized a $5.6 million gain related to the sale of a building and parking garage. The Corporation leased back portions of the building through the third quarter of 2013 and the first quarter of 2015. As a result, $1.3 million of the realized gain was deferred and will be recognized ratably over the lease periods. The remaining $4.3 million was recognized currently as a component of other non-interest income. Other non-interest income during the three months ended March 31, 2013 also included increases in sundry income from various miscellaneous items (up $528 thousand) and income from customer foreign currency transactions (up $419 thousand). The increase from the aforementioned items was partly offset by a decrease in mineral interest income related to bonus, rental and shut-in payments and oil and gas royalties received from severed mineral interests on property owned by Main Plaza Corporation, a wholly owned non-banking subsidiary of the Corporation (down $925 thousand) and income from securities trading and customer derivative transactions (down $454 thousand).

Other non-interest income for the first quarter of 2013 increased $1.8 million, or 19.1%, compared to the fourth quarter of 2012. The increase was primarily related to the aforementioned gain recognized on the sale of a building and garage and an increase in mineral interest income (up $565 thousand) partly offset by decreases in income from securities trading and customer derivative transactions (down $2.0 million), primarily related to customer interest rate swap fees, and sundry income from various miscellaneous items (down $1.0 million).

Non-Interest Expense

The components of non-interest expense were as follows:

	Three Months Ended
	March 31, 2013	December 31, 2012	March 31, 2012
Salaries and wages	$66,465	$67,442	$63,702
Employee benefits	17,991	12,867	16,701
Net occupancy	11,979	11,772	11,797
Furniture and equipment	14,185	13,932	13,420
Deposit insurance	2,889	3,159	2,497
Intangible amortization	820	918	1,011
Other	41,485	35,977	32,912

Total	$155,814	$146,067	$142,040

Total non-interest expense for the three months ended March 31, 2013 increased $13.8 million, or 9.7%, and $9.7 million, or 6.7%, compared to the first and fourth quarters of 2012, respectively. Changes in the components of non-interest expense are discussed below.

Salaries and Wages. Salaries and wages for the three months ended March 31, 2013 increased $2.8 million, or 4.3%, compared to the same period in 2012 and decreased $977 thousand, or 1.4%, compared to the fourth quarter of 2012. The increase from the first quarter of 2012 was primarily related to normal annual merit and market increases and an increase in incentive compensation partly offset by a decrease in stock-based compensation expense and an increase in cost deferrals related to lending activity. The decrease from the fourth quarter of 2012 was primarily related a decrease in stock-based compensation expense and in incentive compensation partly offset by normal annual merit and market increases, increased commissions related to higher insurance revenues and a decrease in cost deferrals related to lending activity. Stock-based compensation expense was higher in the fourth quarter of 2012 as the total expense related to certain option and restricted stock unit awards was recognized as of the grant date in October 2012.

Employee Benefits. Employee benefits for the three months ended March 31, 2013 increased $1.3 million, or 7.7%, compared to the same period in 2012. The increase was primarily related to an increase in expense related to the Corporation’s 401(k) and profit sharing plans (up $897 thousand) and an increase in payroll taxes (up $464 thousand).

Employee benefits for the first quarter of 2013 increased $5.1 million, or 39.8%, compared to the fourth quarter of 2012 primarily due to increases in payroll taxes (up $2.9 million) and an increases in expenses related to the Corporation’s 401(k) and profit sharing plans (up $2.1 million). The Corporation generally experiences a decline in payroll taxes during the fourth quarter of each year as certain employees reach maximum taxable salary levels earlier in the year and higher levels of payroll taxes and 401(k) plan matching contributions during the first quarter each year due to annual incentive compensation payments.

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

Net Occupancy. Net occupancy expense for the three months ended March 31, 2013 increased $182 thousand, or 1.5%, compared to the same period in 2012. The increase was primarily related to an increase in lease expense (up $371 thousand), a decrease in rental income (down $132 thousand) and an increase in depreciation on leasehold improvements (up $119 thousand). These increases were partly offset by a decrease in utilities expense (down $102 thousand), among other things. Net occupancy expense for the first quarter of 2013 increased $207 thousand, or 1.8%, compared to the fourth quarter of 2012. The increase was primarily related to an increase in property taxes (up $590 thousand) partly offset by decreases in utilities expense (down $175 thousand) and building maintenance expense (down $160 thousand), among other things.

Furniture and Equipment. Furniture and equipment expense for the three months ended March 31, 2013 increased $765 thousand, or 5.7%, compared to the same period in 2012. The increase was primarily related to increases in software maintenance (up $427 thousand), repair expense (up $119 thousand) and service contract expenses (up $116 thousand). Furniture and equipment expense for the first quarter of 2013 increased $253 thousand, or 1.8% compared to the fourth quarter of 2012. The increase was primarily related to increases in software maintenance (up $131 thousand), among other things.

Deposit Insurance. Deposit insurance expense totaled $2.9 million for the three months ended March 31, 2013, compared to $2.5 million for the three months ended March 31, 2012 and $3.2 million for the three months ended December 31, 2012. The increase in deposit insurance expense during the first quarter of 2013 compared to the same period in 2012 was primarily related to an increase in assets. The decrease in deposit insurance expense during the first quarter of 2013 compared to the fourth quarter of 2012 was primarily related to an accrual adjustment and a decrease in the assessment rate.

Intangible Amortization. Intangible amortization is primarily related to core deposit intangibles and, to a lesser extent, intangibles related to customer relationships and non-compete agreements. Intangible amortization for the three months ended March 31, 2013 decreased $191 thousand, or 18.9%, compared to the same period in 2012 and $98 thousand, or 10.7%, compared to the fourth quarter of 2012. The decreases in amortization expense are primarily the result of the completion of amortization of certain intangible assets and a reduction in the annual amortization rate of certain intangible assets as the Corporation uses an accelerated amortization approach which results in higher amortization rates during the earlier years of the useful lives of intangible assets.

Other Non-Interest Expense. Other non-interest expense for the three months ended March 31, 2013 increased $8.6 million, or 26.0%, compared to the same period in 2012. The increase was primarily related to the write-down of certain land and other assets totaling $7.2 million during the first quarter of 2013. Approximately $6.2 million of this amount was related to the write-down of certain long-term bank-owned property in downtown San Antonio that was recently made available for sale. Additionally, other components of other non-interest expense with significant increases included ATM expense (up $812 thousand), related to a branding arrangement entered into in 2012 that more than doubled the number of ATM machines, fraud losses (up $488 thousand) and professional services expense (up $324 thousand). The increases in the aforementioned items were partly offset by a decrease in amortization of net deferred cost related to loan commitments (down $628 thousand).

Other non-interest expense for the first quarter of 2013 increased $5.5 million, or 15.3%, compared to the fourth quarter of 2012. Other non-interest expense for the first quarter of 2013 included the aforementioned $7.2 million write-down of certain land and other assets. The impact of this write-down was partly offset by decreases in other professional services (down $802 thousand), travel and entertainment expense (down $759 thousand), amortization of net deferred cost related to loan commitments (down $684 thousand) and web-site maintenance and enhancement expense (down $635 thousand), among other things.

Results of Segment Operations

The Corporation’s operations are managed along two primary operating segments: Banking and Frost Wealth Advisors. A description of each business and the methodologies used to measure financial performance is described in Note 15 - Operating Segments in the accompanying notes to consolidated financial statements included elsewhere in this report. Net income (loss) available to common shareholders by operating segment is presented below:

	Three Months Ended
	March 31, 2013	December 31, 2012	March 31, 2012
Banking	$53,553	$58,160	$58,290
Frost Wealth Advisors	3,238	3,281	3,391
Non-Banks	(1,740)	(1,253)	(648)

Consolidated net income available to common shareholders	$55,051	$60,188	$61,033

Banking

Net income available to common shareholders for the three months ended March 31, 2013 decreased $4.7 million, or 8.1%, compared to the same period in 2012. The decrease was primarily the result of an $11.4 million increase in non-interest expense and a $4.9 million increase in the provision for loan losses partly offset by a $5.0 million increase in non-interest income, a $2.9 million increase in net interest income and a $3.6 million decrease in income tax expense.

Net interest income for the three months ended March 31, 2013 increased $2.9 million, or 2.0%, compared to the same period in 2012. The increase primarily resulted from an increase in the average volume of interest-earning assets partly offset by a decrease in the net interest margin. Net interest income included an additional day of interest accrual in the first quarter of 2012 due to leap year. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.

The provision for loan losses for the three months ended March 31, 2013 totaled $6.0 million compared to $1.1 million for the same period in 2012. The increase was impacted by a $15.0 million charge-off related to a single commercial and industrial loan relationship during the first quarter of 2013. See the analysis of the provision for loan losses included in the section captioned “Allowance for Loan Losses” included elsewhere in this discussion.

Non-interest income available to common shareholders for the three months ended March 31, 2013 increased $5.0 million, or 10.9%, compared to the same period in 2012. The increase was primarily related to an increase in other non-interest income. During the first quarter of 2013, the Banking segment realized a $5.6 million gain related to the sale of a building and parking garage. The Banking segment leased back portions of the building through the third quarter of 2013 and the first quarter of 2015. As a result, $1.3 million of the realized gain was deferred and will be recognized ratably over the lease periods. The remaining $4.3 million was recognized currently as a component of other non-interest income. The increase in non-interest income was also partly related to an increase in insurance commissions and fees and a decrease in net loss on securities transactions partly offset by decreases in service charges on deposit accounts and interchange and debit card transaction fees. See the analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for the three months ended March 31, 2013 increased $11.4 million, or 9.5%, compared to the same period in 2012. The increase was mostly related to an increase in other non-interest expense which included the write-down of certain land and other assets totaling $7.2 million during the first quarter of 2013. Approximately $6.2 million of this amount was related to the write-down of certain long-term bank-owned property in downtown San Antonio that was recently made available for sale. The increase in other non-interest expense was also partly related to increases in salaries and wages, employee benefits and furniture and equipment expense. The increase in salaries and wages was primarily related to normal annual merit and market increases, increased commissions related to higher insurance revenues and an increase in incentive compensation partly offset by a decrease in stock-based compensation expense and an increase in cost deferrals related to lending activity. The increase in employee benefits expense was primarily related to an increase in expenses related to the Corporation’s 401(k) and profit sharing plans and an increase in payroll taxes. The increase in furniture and equipment expense was primarily due to increases in software maintenance, repair expense and service contract expenses. See the analysis of these items included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $13.2 million during the three months ended March 31, 2013 and $12.5 million during the three months ended March 31, 2012. The increase during the three months ended March 31, 2013 was mostly related to an increase in contingent commissions and, to a lesser extent, commission income. See the analysis of insurance commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Frost Wealth Advisors

Net income available to common shareholders for the three months ended March 31, 2013 decreased $153 thousand, or 4.5%, compared to the same period in 2012. The decrease was primarily due to a $1.5 million increase in non-interest expense and a $460 thousand decrease in net interest income partly offset by a $1.7 million increase in non-interest income.

Non-interest income for the three months ended March 31, 2013 increased $1.7 million, or 7.0%, compared to the same period in 2012. The increase was primarily due to an increase in trust and investment management fees (up $1.2 million) and an increase in other charges, commissions and fees (up $485 thousand).

Trust and investment management fee income is the most significant income component for Frost Wealth Advisors. Investment fees are the most significant component of trust and investment management fees, making up approximately 69% of total trust and investment management fees for the first three months of 2013. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. The increase in trust and investment management fee income during the three months ended March 31, 2013 compared to the same period in 2012 was primarily the result of an increase in trust investment fees, securities lending income and oil and gas trust management fees partially offset by a decrease in estate fees. See the analysis of trust and investment management fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

The increase in other charges, commissions and fees during the three months ended March 31, 2013 compared to the same period in 2012 was primarily due to an increase in income related to sale of mutual funds and annuities.

Non-interest expense for the three months ended March 31, 2013 increased $1.5 million, or 7.1%, compared to the same period in 2012 primarily due to an increase in salaries and wages (up $808 thousand), other non-interest expense (up $379 thousand) and employee benefits (up $263 thousand). The increase in salaries and wages was primarily related to normal annual merit and market increases. The increase in other non-interest expense was related to increases in various miscellaneous categories of expense and overhead cost allocations. The increase in employee benefits was related to increases in 401(k) and profit sharing plan expenses and payroll taxes.

Non-Banks

The Non-Banks segment had a net loss available to common shareholders of $1.7 million for the three months ended March 31, 2013 compared to a net loss available to common shareholders of $648 thousand for the same period in 2012. The increase in the net loss available to common shareholders was partly due to a $926 thousand decrease in non-interest income, which was primarily related to decreased mineral interest income related to bonus, rental and shut-in payments and oil and gas royalties received from severed mineral interests on property owned by Main Plaza Corporation, a wholly-owned non-banking subsidiary of the Corporation. The increase in the net loss available to common shareholders for the Non-Banks segment was also partly due to a $923 thousand increase in non-interest expense due to the write-off of certain premises and equipment assets. The impact of the aforementioned items was partly offset by a $620 thousand decrease in net interest expense and a $274 thousand increase in income tax benefits.

Income Taxes

The Corporation recognized income tax expense of $13.6 million, for an effective rate of 19.8%, for the three months ended March 31, 2013 compared to $17.5 million, for an effective rate of 22.3%, for the three months ended March 31, 2012. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies. The decrease in the effective tax rate during 2013 was partly related to an increase in the relative proportion of tax-exempt income.

Average Balance Sheet

Average assets totaled $22.2 billion for the three months ended March 31, 2013 representing an increase of $2.3 billion, or 11.5%, compared to average assets for the same period in 2012. The increase was primarily reflected in earning assets, which increased $2.3 billion, or 12.9%, during the first quarter of 2013 compared to the same period in 2012. The increase in earning assets was primarily due to a $1.1 billion increase in average interest-bearing deposits and federal funds sold and resale agreements, a $1.1 billion increase in average loans and a $167.7 million increase in average securities. The growth in average interest-earning assets was primarily funded by an increase in deposits. Total deposits averaged $18.7 billion for the first three months of 2013, increasing $2.3 billion, or 14.2%, compared to the same period in 2012. Average interest-bearing accounts totaled 60.3% and 61.0% of average total deposits during the first three months of 2013 and 2012, respectively.

Loans

Loans were as follows as of the dates indicated:

	March 31, 2013	Percentage of Total	December 31, 2012	March 31, 2012
Commercial and industrial:
Commercial	$4,252,568	46.4%	$4,357,100	$3,709,450
Leases	281,106	3.1	278,535	193,162
Asset-based	174,991	1.9	192,977	140,240

Total commercial and industrial	4,708,665	51.4	4,828,612	4,042,852

Commercial real estate:
Commercial mortgages	2,520,298	27.5	2,495,481	2,357,206
Construction	647,862	7.1	608,306	493,600
Land:	223,349	2.4	216,008	184,078

Total commercial real estate	3,391,509	37.0	3,319,795	3,034,884

Consumer real estate:
Home equity loans	312,429	3.4	310,675	288,961
Home equity lines of credit	188,142	2.1	186,522	190,371
1-4 family residential mortgages	36,215	0.4	38,323	43,284
Construction	13,170	0.1	17,621	18,910
Other	221,700	2.4	224,206	219,760

Total consumer real estate	771,656	8.4	777,347	761,286

Total real estate	4,163,165	45.4	4,097,142	3,796,170

Consumer and other:
Consumer installment	303,751	3.3	311,310	296,057
Other	7,597	0.1	8,435	8,415

Total consumer real estate	311,348	3.4	319,745	304,472

Unearned discounts	(20,827)	(0.2)	(21,651)	(16,781)

Total loans	$9,162,351	100.0%	$9,223,848	$8,126,713

Loans decreased $61.5 million, or 0.7%, compared to December 31, 2012. The majority of the Corporation’s loan portfolio is comprised of commercial and industrial loans and real estate loans. Commercial and industrial loans made up 51.4% and 52.3% of total loans at March 31, 2013 and December 31, 2012, respectively while real estate loans made up 45.4% and 44.4% of total loans, respectively, at those dates. Real estate loans include both commercial and consumer balances.

Commercial and industrial loans decreased $119.9 million, or 2.5%, during the first quarter of 2013. The Corporation’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Corporation’s loan policy guidelines. The commercial and industrial loan portfolio also includes the commercial lease and asset-based lending portfolios as well as purchased shared national credits (“SNC”s) which are discussed in more detail below.

Purchased shared national credits are participations purchased from upstream financial organizations and tend to be larger in size than the Corporation’s originated portfolio. The Corporation’s purchased SNC portfolio totaled $669.3 million at March 31, 2013, increasing $41.2 million, or 6.6%, from $628.0 million at December 31, 2012. At March 31, 2013, 66.7% of outstanding purchased SNCs was related to the energy industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the commercial and industrial portfolio, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of the Corporation’s customers. As a matter of policy, the Corporation generally only participates in SNCs for companies headquartered in or which have significant operations within the Corporation’s market areas. In addition, the Corporation must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.

Real estate loans increased $66.0 million, or 1.6%, during the first quarter of 2013. Real estate loans include both commercial and consumer balances. Commercial real estate loans totaled $3.4 billion at March 31, 2013 and represented 81.5% of total real estate loans. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. The Corporation’s primary focus for its commercial real estate portfolio has been growth in loans secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan.

The consumer loan portfolio, including all consumer real estate, decreased $13.3 million, or 1.2%, from December 31, 2012. As the following table illustrates, the consumer loan portfolio has two distinct segments, including consumer real estate and consumer installment.

	March 31, 2013	December 31, 2012	March 31, 2012
Consumer real estate:
Home equity loans	$312,429	$310,675	$288,961
Home equity lines of credit	188,142	186,522	190,371
1-4 family residential mortgages	36,215	38,323	43,284
Construction	13,170	17,621	18,910
Other	221,700	224,206	219,760

Total consumer real estate	771,656	777,347	761,286
Consumer installment	303,751	311,310	296,057

Total consumer loans	$1,075,407	$1,088,657	$1,057,343

Consumer real estate loans, decreased $5.7 million, or 0.7%, from December 31, 2012. Combined, home equity loans and lines of credit made up 64.9% and 64.0% of the consumer real estate loan total at March 31, 2013 and December 31, 2012, respectively. The Corporation offers home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans. In general, the Corporation no longer originates 1-4 family mortgage loans, however, from time to time, the Corporation may invest in such loans to meet the needs of its customers.

The consumer installment loan portfolio primarily consists of automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents, and other similar types of credit facilities.

Non-Performing Assets

Non-performing assets and accruing past due loans are presented in the table below. Troubled debt restructurings on non-accrual status are reported as non-accrual loans Troubled debt restructurings on accrual status are reported separately.

	March 31, 2013	December 31, 2012	March 31, 2012
Non-accrual loans:
Commercial and industrial	$48,255	$46,308	$49,588
Commercial real estate	40,122	39,731	43,177
Consumer real estate	2,526	2,773	4,322
Consumer and other	741	932	783

Total non-accrual loans	91,644	89,744	97,870
Restructured loans	1,613	—	—
Foreclosed assets:
Real estate	12,630	15,152	22,671
Other	—	350	5

Total foreclosed assets	12,630	15,502	22,676

Total non-performing assets	$105,887	$105,246	$120,546

Ratio of non-performing assets to:
Total loans and foreclosed assets	1.15%	1.14%	1.48%
Total assets	0.47	0.46	0.59
Accruing past due loans:
30 to 89 days past due	$41,912	$35,969	$38,710
90 or more days past due	11,910	6,994	20,618

Total accruing loans past due	$53,822	$42,963	$59,328

Ratio of accruing past due loans to total loans:
30 to 89 days past due	0.46%	0.39%	0.48%
90 or more days past due	0.13	0.08	0.25

Total accruing loans past due	0.59%	0.47%	0.73%

Non-performing assets include non-accrual loans, troubled debt restructurings and foreclosed assets. Non-performing assets at March 31, 2013 increased $641 thousand from December 31, 2012 and decreased $14.7 million from March 31, 2012. The level of non-performing assets during the comparable periods is reflective of weaker economic conditions which began in the latter part of 2008, although the level of classified assets has trended downward since the first quarter of 2012. Non-accrual commercial and industrial loans included three credit relationships in excess of $5 million totaling $25.9 million at March 31, 2013 and three credit relationships in excess of $5 million totaling $27.8 million at December 31, 2012. Non-accrual real estate loans primarily consist of land development, 1-4 family residential construction credit relationships and loans secured by office buildings and religious facilities. Non-accrual commercial real estate loans included two credit relationships in excess of $5 million totaling $18.2 million at March 31, 2013 and two credit relationships in excess of $5 million totaling $18.2 million at December 31, 2012. Approximately $12.9 million and $15.0 million of the non-accrual commercial and industrial loans at March 31, 2013 and December 31, 2012, respectively, and $12.6 million of the non-accrual commercial real estate loans at both March 31, 2013 and December 31, 2012 pertained to the same customer.

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

Foreclosed assets represent property acquired as the result of borrower defaults on loans. Foreclosed assets are recorded at estimated fair value, less estimated selling costs, at the time of foreclosure. Regulatory guidelines require the Corporation to reevaluate the fair value of foreclosed assets on at least an annual basis. The Corporation’s policy is to comply with the regulatory guidelines. Write-downs are provided for subsequent declines in value and are included in other non-interest expense along with other expenses related to maintaining the properties. Write-downs of foreclosed assets totaled $565 thousand and $75 thousand, during the three months ended March 31, 2013 and 2012, respectively. There were no significant concentrations of any properties, to which the aforementioned write-downs relate, in any single geographic region.

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At March 31, 2013 and December 31, 2012, the Corporation had $14.5 million and $10.7 million in loans of this type which are not included in either of the non-accrual or 90 days past due loan categories. At March 31, 2013, potential problem loans consisted of seven credit relationships. Of the total outstanding balance at March 31, 2013, 24.9% related to a customer in the retail industry, 19.4% related to a customer in the broadcasting industry and 14.1% related to a customer in manufacturing. Weakness in these companies’ operating performance has caused the Corporation to heighten the attention given to these credits.

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

The table below provides, as of the dates indicated, an allocation of the allowance for loan losses by loan type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	March 31, 2013	December 31, 2012	March 31, 2012
Commercial and industrial	$51,085	$54,164	$45,869
Commercial real estate	24,809	29,346	20,003
Consumer real estate	5,148	5,252	3,699
Consumer and other	3,724	3,507	8,715
Unallocated	8,823	12,184	28,895

Total	$93,589	$104,453	$107,181

The reserve allocated to commercial and industrial loans at March 31, 2013 decreased $3.1 million compared to December 31, 2012. The decrease was primarily related to decreases in historical valuation allowances due to decreases in the historical loss allocation factors applied to certain categories of non-classified and classified commercial and industrial loans. The decrease was also partly related to a decrease in the environmental risk adjustment. Although the environmental risk adjustment factor at March 31, 2013 increased compared to December 31, 2012, the dollar amount of the environmental risk adjustment decreased $1.6 million from $6.6 million at December 31, 2012 to $5.0 million at March 31, 2013 as a result of the aforementioned decreases in the base historical loss allocation factors to which the environmental risk adjustment factor is applied. The reserve allocated to commercial and industrial loans at March 31, 2013 compared to December 31, 2012 was also impacted by increase in the reserve allocation for distressed industries and a decrease in the adjustment for recoveries. The distressed industries allocation related to commercial and industrial loans increased $1.6 million from $5.9 million at December 31, 2012 to $7.5 million at March 31, 2013. The increase was primarily related to an increase in the volume of loans to contractors combined with an increase in the spread by which the weighted-average risk grade of this portfolio exceeds the weighted-average risk grade of the commercial and industrial loan portfolio as a whole. The adjustment for recoveries decreased $2.4 million from $4.9 million at December 31, 2012 to $2.5 million at March 31, 2013 primarily due to the lower level of recoveries experienced in the first quarter of 2013 relative to the preceding four quarters.

The reserve allocated to commercial and industrial loans at March 31, 2013 increased $5.2 million compared to March 31, 2012. As of March 31, 2013, the reserve allocated to commercial and industrial loans included $8.0 million related to certain general valuation allowances that were reported as components of the unallocated portion of the allowance for loan losses prior to June 30, 2012 (see Note 3 – Loans for details). Excluding the impact of this reclassification of certain general valuation allowances, the reserve allocated to commercial and industrial loans at March 31, 2013 decreased $2.8 million from March 31, 2012. The decrease was primarily related to decreases in historical valuation allowances due to decreases in the historical loss allocation factors applied to certain categories of non-classified and classified commercial and industrial loans partly offset by an increase in the volume of pass and watch grade commercial and industrial loans. The reserve allocated to commercial and industrial loans at March 31, 2013 compared to March 31, 2012 was also impacted by an increase in the reserve allocation for distressed industries. The distressed industries allocation related to commercial and industrial loans increased $2.8 million from $4.7 million at March 31, 2012 to $7.5 million at March 31, 2013. The increase was primarily related to an increase in the volume of loans to contractors combined with an increase in the spread by which the weighted-average risk grade of this portfolio exceeds the weighted-average risk grade of the commercial and industrial portfolio as a whole.

Classified commercial and industrial loans (loans having a risk grade of 11, 12 or 13) totaled $115.0 million at March 31, 2013 compared to $100.1 million at December 31, 2012 and $143.0 million at March 31, 2012. Specific allocations of the allowance for loan losses related to commercial and industrial loans totaled $5.3 million at March 31, 2013 compared to $5.1 million at December 31, 2012 and $5.4 million at March 31, 2012.

The reserve allocated to commercial real estate loans at March 31, 2013 decreased $4.5 million compared to December 31, 2012. The decrease was mostly related to decreases in the historical valuation allowances related to pass and watch grade commercial real estate loans due to decreases in the historical loss allocation factors applied to such loans. The reserve allocated to commercial real estate loans at March 31, 2013 compared to December 31, 2012 was also partly impacted by a decrease in the allocation for excessive industry concentrations (down $753 thousand), a decrease in the environmental risk adjustment (down $488 thousand) and a decrease in the reserve allocation for distressed industries (down $306 thousand).

The reserve allocated to commercial real estate loans at March 31, 2013 increased $4.8 million compared to March 31, 2012. As of March 31, 2013, the reserve allocated to commercial real estate loans included $4.6 million related to certain general valuation allowances that were reported as components of the unallocated portion of the allowance for loan losses prior to June 30, 2012 (see Note 3 – Loans for details). Excluding the impact of this reclassification of certain general valuation allowances, the reserve allocated to commercial real estate loans at March 31, 2013 increased $230 thousand from March 31, 2012. The increase was primarily related to an increase in allocations for specific loans partly offset by decreases in the historical valuation allowances related to pass and watch grade commercial real estate loans due to decreases in the historical loss allocation factors applied to such loans and the impact of a decrease in the volume of classified commercial real estate loans.

Classified commercial real estate loans totaled $121.6 million at March 31, 2013 compared to $118.1 million at December 31, 2012 and $177.2 million at March 31, 2012. Specific allocations of the allowance for loan losses related to commercial real estate loans totaled $3.3 million at March 31, 2013 compared to $3.1 million at December 31, 2012 and $1.1 million at March 31, 2012. The environmental adjustment factor resulted in additional general valuation allowances for commercial real estate loans totaling $3.2 million at March 31, 2013, $3.7 million at December 31, 2012 and $3.3 million at March 31, 2012. The distressed industries allocation related to commercial real estate loans totaled $876 thousand at March 31, 2012, $1.2 million at December 31, 2012 and $972 thousand at March 31, 2012.

The reserve allocated to consumer real estate loans at March 31, 2013 decreased $104 thousand compared to December 31, 2012 as decreases in historical valuation allowances as well as decreases in the allocation for loans that did not undergo a separate, independent concurrence review during the underwriting process and the environmental risk adjustment were mostly offset by a decrease in the adjustment for recoveries. The reserve allocated to consumer real estate loans at March 31, 2013 increased $1.4 million compared to March 31, 2012. As of March 31, 2013, the reserve allocated to consumer real estate loans included $2.0 million related to certain general valuation allowances that were reported as components of the unallocated portion of the allowance for loan losses prior to June 30, 2012 (see Note 3 – Loans for details). Excluding the impact of this reclassification of certain general valuation allowances, the reserve allocated to consumer real estate loans at March 31, 2013 decreased $515 thousand from March 31, 2012 primarily due to a decrease in historical valuation allowances and, to a lesser extent, decreases in allocations for specific loans and the environmental risk adjustment.

The reserve allocated to consumer and other loans at March 31, 2013 increased $217 thousand compared to December 31, 2012. The increase was primarily related to an increase in the historical valuation allowance due to an increase in the historical loss allocation factor applied to consumer and other loans and an increase in the environmental risk adjustment. The increase from these items was partly offset by a decrease in the allocation for loans that did not undergo a separate, independent concurrence review during the underwriting process and an increase in the adjustment for recoveries. The reserve allocated to consumer and other loans at March 31, 2013 decreased $5.0 million compared to March 31, 2012. As of March 31, 2013, the reserve allocated to consumer and other loans included $5.9 million related to certain general valuation allowances that were reported as components of the unallocated portion of the allowance for loan losses prior to June 30, 2012 (see Note 3 – Loans for details). Excluding the impact of this reclassification of certain general valuation allowances, the reserve allocated to consumer and other loans at March 31, 2013 increased $867 thousand from March 31, 2012 primarily due to an increase in the historical valuation allowance due to an increase in the historical loss allocation factor applied to consumer and other loans and an increase in the environmental risk adjustment.

The unallocated portion of the allowance for loan losses represents general valuation allowances that are not allocated to specific loan portfolio segments. See Note 3 – Loans in the accompanying notes to consolidated financial statements for information regarding the components of the unallocated portion of the allowance. The unallocated portion of the allowance for loan losses at March 31, 2013 decreased $3.4 million compared to December 31, 2012. This decrease was primarily due to a decrease in the allocation for general macroeconomic risk (down $3.6 million) and a decrease in the allocation for loans with policy exceptions (down $269 thousand) partly offset by an increase in the allocation for credit and/or collateral exceptions that exceed specified risk grades (up $517 thousand). The decrease in the allocation for general macroeconomic risk is reflective of improving trends in certain components of the Texas Leading Index and, aside from a $15.0 million charge-off discussed below related to a single customer relationship which was not considered to be indicative of a decline in the overall credit quality of the Corporation’s loan portfolio, the trend in net charge-offs has continued to improve. While the overall level of classified commercial and industrial and commercial real estate loans increased approximately $18.4 million, or 8.4%, at March 31, 2013 compared to December 31, 2012, the overall weighted-average risk grades of these portfolios did not significantly fluctuate totaling 6.40 at March 31, 2013 compared to 6.39 at December 31, 2012.

The unallocated portion of the allowance for loan losses at March 31, 2013 decreased $20.1 million compared to March 31, 2012. Excluding certain general valuation allowances that were reclassified to specific loan portfolio segments, as discussed above, the unallocated portion of the allowance for loan losses at March 31, 2013 would have decreased $12.1 million compared to March 31, 2012 primarily due to a decrease in the allocation for general macroeconomic risk (down $12.2 million). The decrease in the allocation for general macroeconomic risk is reflective of improving trends in certain components of the Texas Leading Index and an improved outlook on the credit quality of the Corporation’s loan portfolio at March 31, 2013 relative to March 31, 2012.

Activity in the allowance for loan losses is presented in the following table.

	Three Months Ended
	March 31, 2013	December 31, 2012	March 31, 2012
Balance at beginning of period	$104,453	$105,401	$110,147

Provision for loan losses	6,000	4,125	1,100

Charge-offs:
Commercial and industrial	(17,152)	(5,170)	(3,012)
Commercial real estate	(266)	(236)	(2,842)
Consumer real estate	(336)	(391)	(289)
Consumer and other	(2,177)	(2,496)	(1,985)

Total charge-offs	(19,931)	(8,293)	(8,128)

Recoveries:
Commercial and industrial	625	1,054	1,341
Commercial real estate	595	165	492
Consumer real estate	60	194	523
Consumer and other	1,787	1,807	1,706

Total recoveries	3,067	3,220	4,062

Net charge-offs	(16,864)	(5,073)	(4,066)

Balance at end of period	$93,589	$104,453	$107,181

Ratio of allowance for loan losses to:
Total loans	1.02%	1.13%	1.32%
Non-accrual loans	102.12	116.39	109.51

Ratio of annualized net charge-offs to average total loans	0.75	0.23	0.20

The provision for loan losses increased by $4.9 million during the first quarter of 2013 compared to the first quarter of 2012 and increased $1.9 million compared to the fourth quarter of 2012. During the first quarter of 2013, the Corporation recognized a $15.0 million charge-off related to a single commercial and industrial loan relationship. The loan was not past due or previously considered to be a non-performing, impaired or potential problem loan; however, in April 2013, the borrower entered into bankruptcy proceedings. The level of the provision for loan losses during the first quarter of 2013 was impacted by this charge-off. Net charge-offs totaled $16.9 million, or 0.75% of average loans (on an annualized basis) during the first quarter of 2013. Excluding the $15.0 million charge-off related to a single commercial and industrial loan relationship, net charge-offs would have been $1.9 million, or 0.08% of average loans (on an annualized basis) during the first quarter of 2013. This compares to net charge-offs of $5.1 million, or 0.23% of average loans (on an annualized basis) during the fourth quarter of 2012 and $4.1 million, or 0.20% of average loans (on an annualized basis) during the first quarter of 2012, evidencing the otherwise positive trend in net charge-offs and the overall credit quality of the Corporation’s loan portfolio.

The ratio of the allowance for loan losses to total loans decreased 11 basis points from 1.13% at December 31, 2012 to 1.02% at March 31, 2013. Management believes the recorded amount of the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, the Corporation’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

Capital and Liquidity

Capital. Shareholders’ equity totaled $2.4 billion at both March 31, 2013 and December 31, 2012 and $2.3 billion at March 31, 2012. In addition to net income of $55.2 million, other sources of capital during the three months ended March 31, 2013 included $144.6 million related to newly issued preferred stock, $20.4 million in proceeds from stock option exercises and $2.3 million related to stock-based compensation. Uses of capital during the three months ended March 31, 2013 included $144.0 million related to an accelerated share repurchase program, $28.8 million of dividends paid on common stock, other comprehensive loss, net of tax, of $23.7 million and tax deficiencies related to stock option exercises of $209 thousand.

The accumulated other comprehensive income/loss component of shareholders’ equity totaled a net, after-tax, unrealized gain of $214.4 million at March 31, 2013 compared to a net, after-tax, unrealized gain of $238.0 million at December 31, 2012. The decrease was primarily due to a combined $19.4 million net after-tax decrease in the net unrealized gain on securities available for sale and securities transferred to held to maturity and a $5.4 million net after-tax decrease in the accumulated net gain on effective cash flow hedges partly offset by a $1.1 million net after-tax decrease in the net actuarial loss of the Corporation’s defined benefit post-retirement benefit plans.

Under current regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to securities available for sale and securities transferred to held to maturity, effective cash flow hedges and defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. See Note 7 – Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.

On February 15, 2013, the Corporation issued and sold 6,000,000 shares, or $150 million in aggregate liquidation preference, of its 5.375% Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 and liquidation preference $25 per share (“Series A Preferred Stock”). The net proceeds from the offering were used to fund an accelerated share repurchase. See Note 7 – Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.

The Corporation paid quarterly dividends of $0.48 per common share during the first quarter of 2013 and the fourth quarter of 2012 and a quarterly dividend of $0.46 per common share in the first quarter of 2012. This equates to a dividend payout per common share ratio of 52.3%, 49.1% and 46.3% for each of these periods, respectively. Under the terms of the Series A Preferred Stock, the ability of the Corporation to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of its common stock or any securities of the Corporation that rank junior to the Series A Preferred Stock is subject to certain restrictions in the event that the Corporation does not declare and pay dividends on the Series A Preferred Stock for the most recent dividend period.

From time to time, the Corporation’s board of directors has authorized stock repurchase plans. Stock repurchase plans allow the Corporation to proactively manage its capital position and return excess capital to shareholders. Shares purchased under such plans also provide the Corporation with shares of common stock necessary to satisfy obligations related to stock compensation awards. The aforementioned accelerated share repurchase is part of a stock repurchase program that was authorized by the Corporation’s board of directors in December 2012 to buy up to $150 million of the Corporation’s common stock. During the first quarter of 2013, 1,905,077 shares were repurchased under the stock repurchase plan. See Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds, included elsewhere in this report, for details of stock repurchases during the quarter.

As more fully discussed in the 2012 Form 10-K, the Corporation’s primary federal regulator, the Federal Reserve, published two notices of proposed rulemaking in June 2012 (the “2012 Capital Proposals”) that would substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including Cullen/Frost and Frost Bank, compared to current U.S. risk-based capital rules. As proposed, one of the 2012 Capital Proposals was to come into effect on January 1, 2013 (subject to a phase-in period) and the other would come into effect on January 1, 2015 (with an option for early adoption); however, final rules have not yet been adopted and the proposed new capital framework is therefore not yet applicable to Cullen/Frost and Frost Bank. Nonetheless, application of the proposed rules as of March 31, 2013 would not affect Cullen/Frost or Frost Bank’s ability to meet all capital requirements to which they are subject.

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

The liquidity position of the Corporation is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in the Corporation’s asset/liability management process. The Corporation regularly models liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into the Corporation’s contingency funding plan, which provides the basis for the identification of the Corporation’s liquidity needs. As of March 31, 2013, management is not aware of any events that are reasonably likely to have a material adverse effect on the Corporation’s liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity, including the Basel III liquidity framework, which, if implemented, would have a material adverse effect on the Corporation.

Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 7 – Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At March 31, 2013, Cullen/Frost had liquid assets, including cash and resell agreements, totaling $257.4 million, which included $2.4 million in cash collateral on deposit with other financial institution counterparties to interest rate swap transactions.

Accounting Standards Updates

See Note 17 - Accounting Standards Updates in the accompanying notes to consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on the Corporation’s financial statements.

Consolidated Average Balance Sheets and Interest Income Analysis-By-Quarter

(Dollars in thousands - taxable-equivalent basis)

	March 31, 2013			December 31, 2012
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$2,199,996	$1,353	0.25%	$2,212,320	$1,352	0.24%
Federal funds sold and resell agreements	16,335	22	0.54	28,502	29	0.40
Securities:
Taxable	5,836,609	27,377	1.93	6,157,782	29,876	2.00
Tax-exempt	3,253,186	46,485	5.78	2,871,028	41,738	6.27

Total securities	9,089,795	73,862	3.32	9,028,810	71,614	3.32
Loans, net of unearned discounts	9,108,615	103,514	4.62	8,867,923	105,548	4.74

Total Earning Assets and Average Rate Earned	20,414,741	178,751	3.57	20,137,555	178,543	3.61
Cash and due from banks	579,714			610,406
Allowance for loan losses	(105,159)			(105,646)
Premises and equipment, net	317,344			317,463
Accrued interest and other assets	1,006,737			1,003,769

Total Assets	$22,213,377			$21,963,547

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$6,722,627			$6,948,397
Correspondent banks	335,437			350,948
Public funds	372,957			390,234

Total non-interest-bearing demand deposits	7,431,021			7,689,579
Interest-bearing deposits:
Private accounts
Savings and interest checking	3,537,278	378	0.04	3,237,060	379	0.05
Money market deposit accounts	6,300,324	2,733	0.18	6,083,381	2,980	0.19
Time accounts	995,166	739	0.30	1,001,923	865	0.34
Public funds	459,369	158	0.14	413,571	158	0.15

Total interest-bearing deposits	11,292,137	4,008	0.14	10,735,935	4,382	0.16

Total deposits	18,723,158			18,425,514
Federal funds purchased and repurchase agreements	532,712	30	0.02	558,511	35	0.02
Junior subordinated deferrable interest debentures	123,712	1,673	5.41	123,712	1,710	5.53
Subordinated notes payable and other notes	100,000	238	0.95	100,000	260	1.04
Federal Home Loan Bank advances	3	—	6.00	9	—	6.00

Total Interest-Bearing Funds and Average Rate Paid	12,048,564	5,949	0.20	11,518,167	6,387	0.22

Accrued interest and other liabilities	302,936			322,685

Total Liabilities	19,782,521			19,530,431
Shareholders’ Equity	2,430,856			2,433,116

Total Liabilities and Shareholders’ Equity	$22,213,377			$21,963,547

Net interest income		$172,802			$172,156

Net interest spread			3.37%			3.39%

Net interest income to total average earning assets			3.45%			3.48%

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

Consolidated Average Balance Sheets and Interest Income Analysis-By-Quarter

(Dollars in thousands - taxable-equivalent basis)

	March 31, 2012
	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$1,100,867	$930	0.34%
Federal funds sold and resell agreements	14,021	15	0.43
Securities:
Taxable	6,665,378	36,066	2.23
Tax-exempt	2,256,766	36,023	6.94

Total securities	8,922,144	72,089	3.37
Loans, net of unearned discounts	8,049,968	98,831	4.94

Total Earning Assets and Average Rate Earned	18,087,000	171,865	3.89
Cash and due from banks	577,936
Allowance for loan losses	(111,788)
Premises and equipment, net	322,831
Accrued interest and other assets	1,044,067

Total Assets	$19,920,046

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$5,643,167
Correspondent banks	330,440
Public funds	425,363

Total non-interest-bearing demand deposits	6,398,970
Interest-bearing deposits:
Private accounts
Savings and interest checking	2,854,493	425	0.06
Money market deposit accounts	5,682,663	2,969	0.21
Time accounts	1,045,009	1,026	0.39
Public funds	415,959	152	0.15

Total interest-bearing deposits	9,998,124	4,572	0.18

Total deposits	16,397,094
Federal funds purchased and repurchase agreements	633,303	34	0.02
Junior subordinated deferrable interest debentures	123,712	1,674	5.41
Subordinated notes payable and other notes	100,000	878	3.51
Federal Home Loan Bank advances	23	—	6.00

Total Interest-Bearing Funds and Average Rate Paid	10,855,162	7,158	0.26

Accrued interest and other liabilities	348,807

Total Liabilities	17,602,939
Shareholders’ Equity	2,317,107

Total Liabilities and Shareholders’ Equity	$19,920,046

Net interest income		$164,707

Net interest spread			3.63%

Net interest income to total average earning assets			3.73%

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

Refer to the discussion of market risks included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the 2012 Form 10-K. There has been no significant change in the types of market risks faced by the Corporation since December 31, 2012.

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

For modeling purposes, as of March 31, 2013, the model simulations projected that a 100 basis point increase in interest rates would result in a positive variance in net interest income of 0.1% and a 200 basis point increase in interest rates would result in a positive variance in net interest income of 1.1%, relative to the base case over the next 12 months, while a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 2.1% relative to the base case over the next 12 months. The March 31, 2013 model simulations were impacted by the assumption, for modeling purposes, that the Corporation will begin to pay interest on demand deposits in the second quarter of 2013, as further discussed below. As of March 31, 2012, the model simulations projected that 100 and 200 basis point increases in interest rates would result in negative variances in net interest income of 1.8% and 2.7%, respectively, relative to the base case over the next 12 months, while a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 1.5% relative to the base case over the next 12 months. The March 31, 2012 model simulations were impacted by the assumption, for modeling purposes, that the Corporation would begin to pay interest on demand deposits in the second quarter of 2012. The likelihood of a decrease in interest rates beyond 25 basis points as of March 31, 2013 and 2012 was considered to be remote given prevailing interest rate levels.

Financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) repealed the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. Although the ultimate impact of this legislation on the Corporation has not yet been determined, the Corporation may begin to incur interest costs associated with demand deposits in the future as market conditions warrant. If this were to occur, the Corporation’s balance sheet would likely become more liability sensitive. Because the interest rate that will ultimately be paid on these demand deposits depends upon a variety of factors, some of which are beyond the Corporation’s control, the Corporation assumed an aggressive pricing structure for the purposes of the model simulations discussed above with interest payments beginning in the second quarter of 2013. Should the actual interest rate paid on demand deposits be less than the rate assumed in the model simulations, or should the interest rate paid for demand deposits become an administered rate with less direct correlation to movements in general market interest rates, the Corporation’s balance sheet could be less liability sensitive than the model simulations currently indicate.

The Corporation experienced significant growth in deposits during 2011 and 2012 which funded a significant increase in fixed-rate securities. During the first quarter of 2012, higher-levels of fixed-rate securities coupled with the assumption, for modeling purposes, that the Corporation would begin paying interest on demand deposits that were previously non-interest-bearing as a result of the aforementioned legislation, resulted in the model simulations as of March 31, 2012 indicating that the Corporation’s balance sheet would become more liability sensitive. The model simulations as of March 31, 2013 indicate that the Corporation’s balance has become more asset sensitive in comparison to March 31, 2012 primarily due to a decrease in the relative proportion earning assets invested in fixed-rate securities and increases in the relative proportion of interest earning assets invested in variable rate interest-bearing deposits, federal funds sold and resell agreements and loans.

As of March 31, 2013, the effects of a 200 basis point increase and a 25 basis point decrease in interest rates on the Corporation’s derivative holdings would not result in a significant variance in the Corporation’s net interest income.

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

There has been no material change in the risk factors previously disclosed under Item 1A. of the Corporation’s 2012 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Corporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation’s common stock during the three months ended March 31, 2013. Dollar amounts in thousands.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plan at the End of the Period
January 1, 2013 to January 31, 2013	—	$—	—	$150,000
February 1, 2013 to February 28, 2013	1,905,077	60.47	1,905,077	34,800
March 1, 2013 to March 31, 2013	—	—	—	34,800

Total	1,905,077	$60.47	1,905,077

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Corporation’s Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Corporation’s Chief Financial Officer

32.1+	Section 1350 Certification of the Corporation’s Chief Executive Officer

32.2+	Section 1350 Certification of the Corporation’s Chief Financial Officer

101	Interactive Data File
+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cullen/Frost Bankers, Inc.
(Registrant)

Date: April 24, 2013	By:	/s/ Phillip D. Green
Phillip D. Green
Group Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer, Principal Financial
Officer and Principal Accounting Officer)