Form 10-Q
period 2013-06-30
CULLEN/FROST BANKERS, INC.
filed 2013-07-24
CIK 39263

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2013

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

As of July 12, 2013, there were 60,393,761 shares of the registrant’s Common Stock, $.01 par value, outstanding.

Cullen/Frost Bankers, Inc.

Quarterly Report on Form 10-Q

June 30, 2013

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Cullen/Frost Bankers, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2013	2012
Assets:
Cash and due from banks	$595,733	$790,106
Interest-bearing deposits	2,296,349	2,650,425
Federal funds sold and resell agreements	9,273	84,448

Total cash and cash equivalents	2,901,355	3,524,979
Securities held to maturity, at amortized cost	3,166,692	2,956,381
Securities available for sale, at estimated fair value	6,033,370	6,203,299
Trading account securities	16,777	30,074
Loans, net of unearned discounts	9,232,543	9,223,848
Less: Allowance for loan losses	(93,400)	(104,453)

Net loans	9,139,143	9,119,395
Premises and equipment, net	306,069	315,934
Goodwill	535,509	535,509
Other intangible assets, net	6,539	8,147
Cash surrender value of life insurance policies	139,704	138,005
Accrued interest receivable and other assets	326,356	292,346

Total assets	$22,571,514	$23,124,069

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$7,744,676	$8,096,937
Interest-bearing deposits	11,333,543	11,400,429

Total deposits	19,078,219	19,497,366
Federal funds purchased and repurchase agreements	549,823	561,061
Junior subordinated deferrable interest debentures	123,712	123,712
Other long-term borrowings	100,000	100,007
Accrued interest payable and other liabilities	291,922	424,441

Total liabilities	20,143,676	20,706,587
Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; 6,000,000 Series A shares ($25 liquidation preference) issued at June 30, 2013, none issued at December 31, 2012	144,486	—
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 60,236,336 shares issued at June 30, 2013 and 61,479,189 shares issued at December 31, 2012	616	615
Additional paid-in capital	686,920	702,968
Retained earnings	1,524,638	1,475,851
Accumulated other comprehensive income, net of tax	155,602	238,048
Treasury stock, 1,396,128 shares at June 30, 2013, at cost	(84,424)	—

Total shareholders’ equity	2,427,838	2,417,482

Total liabilities and shareholders’ equity	$22,571,514	$23,124,069

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest income:
Loans, including fees	$103,316	$98,336	$205,372	$195,687
Securities:
Taxable	25,485	34,399	52,862	70,465
Tax-exempt	28,690	22,125	56,644	44,628
Interest-bearing deposits	1,498	903	2,851	1,833
Federal funds sold and resell agreements	29	33	51	48

Total interest income	159,018	155,796	317,780	312,661

Interest expense:
Deposits	3,882	4,547	7,890	9,119
Federal funds purchased and repurchase agreements	29	34	59	68
Junior subordinated deferrable interest debentures	1,690	1,711	3,363	3,385
Other long-term borrowings	236	287	474	1,165

Total interest expense	5,837	6,579	11,786	13,737

Net interest income	153,181	149,217	305,994	298,924
Provision for loan losses	3,575	2,355	9,575	3,455

Net interest income after provision for loan losses	149,606	146,862	296,419	295,469

Non-interest income:
Trust and investment management fees	22,561	21,279	44,446	41,931
Service charges on deposit accounts	20,044	20,639	40,088	41,433
Insurance commissions and fees	9,266	9,171	22,336	21,548
Interchange and debit card transaction fees	4,268	4,292	8,279	8,409
Other charges, commissions and fees	8,578	7,825	16,333	15,175
Net gain (loss) on securities transactions	6	370	11	(121)
Other	7,786	6,187	18,796	13,367

Total non-interest income	72,509	69,763	150,289	141,742

Non-interest expense:
Salaries and wages	66,502	62,624	132,967	126,326
Employee benefits	14,629	14,048	32,620	30,749
Net occupancy	12,645	12,213	24,624	24,010
Furniture and equipment	14,986	13,734	29,171	27,154
Deposit insurance	2,835	2,838	5,724	5,335
Intangible amortization	788	994	1,608	2,005
Other	37,373	36,085	78,858	68,997

Total non-interest expense	149,758	142,536	305,572	284,576

Income before income taxes	72,357	74,089	141,136	152,635
Income taxes	12,694	16,027	26,285	33,540

Net income	59,663	58,062	114,851	119,095
Preferred stock dividends	2,688	—	2,688	—

Net income available to common shareholders	$56,975	$58,062	$112,163	$119,095

Earnings per common share:
Basic	$0.95	$0.94	$1.86	$1.94
Diluted	0.94	0.94	1.85	1.93

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$59,663	$58,062	$114,851	$119,095

Other comprehensive income (loss), before tax:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	(74,025)	20,968	(95,369)	22,850
Change in net unrealized gain on securities transferred to held to maturity	(9,745)	—	(18,204)	—
Reclassification adjustment for net (gains) losses included in net income	(6)	(370)	(11)	121

Total securities available for sale and transferred securities	(83,776)	20,598	(113,584)	22,971
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	1,639	1,428	3,279	2,657
Derivatives:
Change in the accumulated gain/loss on effective cash flow hedge derivatives	(33)	(64)	(33)	(491)
Reclassification adjustments for (gains) losses included in net income:
Interest rate swaps on variable-rate loans	(9,345)	(9,345)	(18,690)	(18,690)
Interest rate swap on junior subordinated deferrable interest debentures	1,103	1,044	2,188	2,077

Total derivatives	(8,275)	(8,365)	(16,535)	(17,104)

Other comprehensive income (loss), before tax	(90,412)	13,661	(126,840)	8,524
Deferred tax expense (benefit) related to other comprehensive income	(31,644)	4,782	(44,394)	2,983

Other comprehensive income (loss), net of tax	(58,768)	8,879	(82,446)	5,541

Comprehensive income	$895	$66,941	$32,405	$124,636

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except per share amounts)

	Six Months Ended June 30,
	2013	2012
Total shareholders’ equity at beginning of period	$2,417,482	$2,283,537

Net income	114,851	119,095
Other comprehensive income (loss)	(82,446)	5,541
Stock option exercises (662,224 shares in 2013 and 140,311 shares in 2012)	34,189	7,211
Stock compensation expense recognized in earnings	4,985	5,398
Tax benefits (deficiencies) related to stock compensation	(73)	(414)
Issuance of preferred stock (6,000,000 shares in 2013)	144,486	—
Purchase of treasury stock (1,905,077 shares in 2013)	(115,200)	—
Accelerated share repurchase forward contract	(28,800)	—
Cash dividends – preferred stock (approximately $0.45 per share in 2013)	(2,688)	—
Cash dividends – common stock ($0.98 per share in 2013 and $0.94 per share in 2012)	(58,948)	(57,757)

Total shareholders’ equity at end of period	$2,427,838	$2,362,611

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Six Months Ended June 30,
	2013	2012
Operating Activities:
Net income	$114,851	$119,095
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	9,575	3,455
Deferred tax expense (benefit)	(1,739)	(3,977)
Accretion of loan discounts	(5,790)	(5,663)
Securities premium amortization (discount accretion), net	18,124	9,222
Net (gain) loss on securities transactions	(11)	121
Depreciation and amortization	19,081	18,942
Net loss on sale/write-down of assets/foreclosed assets	3,023	2,598
Stock-based compensation	4,985	5,398
Net tax benefit (deficiency) from stock-based compensation	(448)	(490)
Excess tax benefits from stock-based compensation	(375)	(76)
Earnings on life insurance policies	(1,699)	(2,074)
Net change in:
Trading account securities	13,297	(2,954)
Accrued interest receivable and other assets	(42,461)	23,261
Accrued interest payable and other liabilities	(163,670)	597

Net cash from operating activities	(33,257)	167,455

Investing Activities:
Securities held to maturity:
Purchases	(221,107)	—
Maturities, calls and principal repayments	9,723	489
Securities available for sale:
Purchases	(8,910,706)	(17,060,846)
Sales	8,495,587	15,987,480
Maturities, calls and principal repayments	517,698	401,078
Net change in loans	(26,446)	(501,622)
Net cash paid in acquisitions	—	(7,199)
Proceeds from sales of premises and equipment	16,301	3,613
Purchases of premises and equipment	(18,520)	(16,032)
Proceeds from sales of repossessed properties	4,081	9,530

Net cash from investing activities	(133,389)	(1,183,509)

Financing Activities:
Net change in deposits	(419,147)	520,369
Net change in short-term borrowings	(11,238)	(66,177)
Principal payments on long-term borrowings	(7)	(9)
Proceeds from stock option exercises	34,189	7,211
Excess tax benefits from stock-based compensation	375	76
Proceeds from issuance of preferred stock	144,486	—
Purchase of treasury stock	(115,200)	—
Accelerated stock repurchase agreement	(28,800)	—
Cash dividends paid on preferred stock	(2,688)	—
Cash dividends paid on common stock	(58,948)	(57,757)

Net cash from financing activities	(456,978)	403,713

Net change in cash and cash equivalents	(623,624)	(612,341)
Cash and equivalents at beginning of period	3,524,979	2,907,592

Cash and equivalents at end of period	$2,901,355	$2,295,251

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

Cash Flow Reporting. Additional cash flow information was as follows:

	Six Months Ended June 30,
	2013	2012
Cash paid for interest	$12,039	$16,007
Cash paid for income tax	32,623	27,894

Significant non-cash transactions:
Loans foreclosed and transferred to other real estate owned and foreclosed assets	2,913	4,697
Deferred gain on sale of building and parking garage	1,120	—

Note 2 - Securities

A summary of the amortized cost and estimated fair value of securities, excluding trading securities, is presented below.

	June 30, 2013				December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity
U. S. Treasury	$248,386	$22,629	$—	$271,015	$248,188	$29,859	$—	$278,047
Residential mortgage-backed securities	10,262	118	109	10,271	10,725	300	—	11,025
States and political subdivisions	2,907,044	8,864	127,843	2,788,065	2,696,468	15,397	4,993	2,706,872
Other	1,000	—	2	998	1,000	—	—	1,000

Total	$3,166,692	$31,611	$127,954	$3,070,349	$2,956,381	$45,556	$4,993	$2,996,944

Available for Sale:
U. S. Treasury	$3,021,080	$21,643	$—	$3,042,723	$3,020,115	$37,806	$—	$3,057,921
Residential mortgage-backed securities	1,995,296	81,366	1,089	2,075,573	2,382,514	135,514	25	2,518,003
States and political subdivisions	863,754	21,526	6,105	879,175	552,056	39,427	—	591,483
Other	35,899	—	—	35,899	35,892	—	—	35,892

Total	$5,916,029	$124,535	$7,194	$6,033,370	$5,990,577	$212,747	$25	$6,203,299

All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. At June 30, 2013, approximately 95.9% of the securities in the Corporation’s municipal bond portfolio were issued by political subdivisions or agencies within the State of Texas, of which approximately 76.2% are either guaranteed by the Texas Permanent School Fund, which has a “triple A” insurer financial strength, or secured by U.S. Treasury securities via defeasance of the debt by the issuers. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the above table. The carrying value of securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $2.3 billion at June 30, 2013 and $2.7 billion and December 31, 2012.

During the fourth quarter of 2012, the Corporation reclassified certain securities from available for sale to held to maturity. The securities had an aggregate fair value of $2.3 billion with an aggregate net unrealized gain of $165.7 million ($107.7 million, net of tax) on the date of the transfer. The net unamortized, unrealized gain on the transferred securities included in accumulated other comprehensive income in the accompanying balance sheet as of June 30, 2013 totaled $146.8 million ($95.4 million, net of tax). This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities.

As of June 30, 2013, securities, with unrealized losses segregated by length of impairment, were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Held to Maturity
Residential mortgage-backed securities	$7,270	$109	$—	$—	$7,270	$109
States and political subdivisions	2,424,783	127,843	—	—	2,424,783	127,843
Other	998	2	—	—	998	2

Total	$2,433,051	$127,954	$—	$—	$2,433,051	$127,954

Available for Sale
Residential mortgage-backed securities	$87,714	$1,089	$—	$—	$87,714	$1,089
States and political subdivisions	338,904	6,105	—	—	338,904	6,105

Total	$426,618	$7,194	$—	$—	$426,618	$7,194

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

Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time the Corporation will receive full value for the securities. Furthermore, as of June 30, 2013, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Corporation will not have to sell any such securities before a recovery of cost. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2013, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Corporation’s consolidated income statement.

The amortized cost and estimated fair value of securities, excluding trading securities, at June 30, 2013 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities and equity securities are shown separately since they are not due at a single maturity date.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$24,390	$24,863	$1,512,694	$1,514,523
Due after one year through five years	362,850	389,897	1,577,682	1,600,263
Due after five years through ten years	171,543	167,849	517,090	516,034
Due after ten years	2,597,647	2,477,469	277,368	291,078
Residential mortgage-backed securities	10,262	10,271	1,995,296	2,075,573
Equity securities	—	—	35,899	35,899

Total	$3,166,692	$3,070,349	$5,916,029	$6,033,370

Sales of securities available for sale were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Proceeds from sales	$3,997,485	$6,002,402	$8,495,587	$15,987,480
Gross realized gains	6	371	11	2,508
Gross realized losses	—	(1)	—	(2,629)
Tax (expense) benefit of securities gains/losses	(2)	(130)	(4)	42

Trading account securities, at estimated fair value, were as follows:

	June 30,	December 31,
	2013	2012
U.S. Treasury	$14,489	$14,038
States and political subdivisions	2,288	16,036

Total	$16,777	$30,074

Net gains and losses on trading account securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net gain on sales transactions	$282	$299	$576	$622
Net mark-to-market gains (losses)	(377)	(19)	(380)	(79)

Net gain (loss) on trading account securities	$(95)	$280	$196	$543

Note 3 - Loans

Loans were as follows:

	June 30,	Percentage	December 31,	Percentage
	2013	of Total	2012	of Total
Commercial and industrial:
Commercial	$4,292,893	46.5%	$4,357,100	47.2%
Leases	304,717	3.3	278,535	3.0
Asset-based	175,007	1.9	192,977	2.1

Total commercial and industrial	4,772,617	51.7	4,828,612	52.3
Commercial real estate:
Commercial mortgages	2,552,174	27.6	2,495,481	27.1
Construction	588,743	6.4	608,306	6.6
Land	230,351	2.5	216,008	2.3

Total commercial real estate	3,371,268	36.5	3,319,795	36.0
Consumer real estate:
Home equity loans	318,339	3.4	310,675	3.4
Home equity lines of credit	193,464	2.1	186,522	2.0
1-4 family residential mortgages	33,671	0.4	38,323	0.4
Construction	13,654	0.1	17,621	0.2
Other	226,077	2.5	224,206	2.4

Total consumer real estate	785,205	8.5	777,347	8.4

Total real estate	4,156,473	45.0	4,097,142	44.4
Consumer and other:
Consumer installment	318,824	3.4	311,310	3.4
Other	6,498	0.1	8,435	0.1

Total consumer and other	325,322	3.5	319,745	3.5
Unearned discounts	(21,869)	(0.2)	(21,651)	(0.2)

Total loans	$9,232,543	100.0%	$9,223,848	100.0%

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Corporation’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Corporation’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Corporation avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Corporation also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At June 30, 2013, approximately 56% of the outstanding principal balance of the Corporation’s commercial real estate loans were secured by owner-occupied properties.

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

Concentrations of Credit. Most of the Corporation’s lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio, as well as other markets. The majority of the Corporation’s loan portfolio consists of commercial and industrial and commercial real estate loans. Other than energy loans, as of June 30, 2013 there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Foreign Loans. The Corporation has U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at June 30, 2013 or December 31, 2012.

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

Non-accrual loans, segregated by class of loans, were as follows:

	June 30,	December 31,
	2013	2012
Commercial and industrial:
Energy	$228	$1,150
Other commercial	40,790	45,158
Commercial real estate:
Buildings, land and other	41,615	38,631
Construction	1,015	1,100
Consumer real estate	2,379	2,773
Consumer and other	687	932

Total	$86,714	$89,744

As of June 30, 2013, non-accrual loans reported in the table above included $3.2 million related to loans that were restructured as “troubled debt restructurings” during 2013. Had non-accrual loans performed in accordance with their original contract terms, the Corporation would have recognized additional interest income, net of tax, of approximately $591 thousand and $1.2 million for the three and six months ended June 30, 2013, compared to $639 thousand and $1.3 million for the same periods in 2012.

An age analysis of past due loans (including both accruing and non-accruing loans), segregated by class of loans, as of June 30, 2013 was as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and industrial:
Energy	$397	$758	$1,155	$1,016,182	$1,017,337	$530
Other commercial	13,841	18,173	32,014	3,723,266	3,755,280	6,570
Commercial real estate:
Buildings, land and other	15,248	29,484	44,732	2,737,793	2,782,525	430
Construction	5,771	81	5,852	582,891	588,743	81
Consumer real estate	5,989	3,504	9,493	775,712	785,205	3,205
Consumer and other	4,103	485	4,588	320,734	325,322	408
Unearned discounts	—	—	—	(21,869)	(21,869)	—

Total	$45,349	$52,485	$97,834	$9,134,709	$9,232,543	$11,224

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

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance
June 30, 2013
Commercial and industrial:
Energy	$—	$—	$—	$—	$—
Other commercial	47,024	28,127	8,437	36,564	4,150
Commercial real estate:
Buildings, land and other	46,772	23,442	14,986	38,428	3,344
Construction	1,460	1,015	—	1,015	—
Consumer real estate	933	802	—	802	—
Consumer and other	403	365	—	365	—

Total	$96,592	$53,751	$23,423	$77,174	$7,494

December 31, 2012
Commercial and industrial:
Energy	$1,255	$—	$1,069	$1,069	$900
Other commercial	56,784	21,709	19,096	40,805	4,200
Commercial real estate:
Buildings, land and other	44,652	19,010	17,149	36,159	3,137
Construction	1,497	1,100	—	1,100	—
Consumer real estate	961	864	—	864	—
Consumer and other	428	400	—	400	—

Total	$105,577	$43,083	$37,314	$80,397	$8,237

The average recorded investment in impaired loans was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Commercial and industrial:
Energy	$—	$—	$356	$—
Other commercial	40,331	41,970	40,489	41,090
Commercial real estate:
Buildings, land and other	37,473	39,055	37,035	39,680
Construction	1,035	1,717	1,057	1,572
Consumer real estate	818	1,928	833	2,109
Consumer and other	375	487	383	509

Total	$80,032	$85,157	$80,153	$84,960

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

Troubled debt restructurings during the six months ended June 30, 2013 are set forth in the following table. Amounts represent the aggregate balance of the loans as of their individual restructuring dates. There were no troubled debt restructurings during the six months ended June 30, 2012.

Commercial and industrial:
Other commercial	$2,138
Commercial real estate:
Buildings, land and other	4,165

$6,303

The modifications during the six months ended June 30, 2013 primarily related to extending amortization periods, converting the loans to interest only for a limited period of time and/or reducing required collateral. The Corporation did not grant interest-rate concessions on any restructured loan. The modifications did not significantly impact the Corporation’s determination of the allowance for loan losses. One loan totaling $169 thousand restructured during 2012 was in excess of 90 days past due as of June 30, 2013. During the six months ended June 30, 2013, the Corporation charged-off $1.1 million related to loans restructured during 2012 and 2013. These charge-offs and the aforementioned past due loan did not significantly impact the Corporation’s determination of the allowance for loan losses.

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

	June 30, 2013		December 31, 2012
	Weighted		Weighted
	Average		Average
	Risk Grade	Loans	Risk Grade	Loans
Commercial and industrial:
Energy
Risk grades 1-8	5.28	$1,009,557	5.24	$1,081,725
Risk grade 9	9.00	7,395	9.00	392
Risk grade 10	10.00	—	10.00	—
Risk grade 11	11.00	385	11.00	—
Risk grade 12	12.00	—	12.00	169
Risk grade 13	13.00	—	13.00	900

Total energy	5.31	$1,017,337	5.25	$1,083,186

Other commercial
Risk grades 1-8	5.91	$3,481,071	5.81	$3,367,443
Risk grade 9	9.00	148,192	9.00	250,508
Risk grade 10	10.00	28,187	10.00	28,440
Risk grade 11	11.00	56,811	11.00	53,797
Risk grade 12	12.00	36,070	12.00	40,603
Risk grade 13	13.00	4,949	13.00	4,635

Total other commercial	6.21	$3,755,280	6.21	$3,745,426

Commercial real estate:
Buildings, land and other
Risk grades 1-8	6.56	$2,564,596	6.63	$2,460,448
Risk grade 9	9.00	74,938	9.00	92,041
Risk grade 10	10.00	38,397	10.00	42,603
Risk grade 11	11.00	62,929	11.00	77,658
Risk grade 12	12.00	38,321	12.00	35,602
Risk grade 13	13.00	3,344	13.00	3,137

Total commercial real estate	6.86	$2,782,525	6.97	$2,711,489

Construction
Risk grades 1-8	6.85	$563,561	6.82	$579,108
Risk grade 9	9.00	20,977	9.00	23,046
Risk grade 10	10.00	2,490	10.00	4,435
Risk grade 11	11.00	700	11.00	617
Risk grade 12	12.00	1,015	12.00	1,100
Risk grade 13	13.00	—	13.00	—

Total construction	6.95	$588,743	6.94	$608,306

The Corporation has established maximum loan to value standards to be applied during the origination process of commercial and consumer real estate loans. The Corporation does not subsequently monitor loan-to-value ratios (either individually or on a weighted-average basis) for loans that are subsequently considered to be of a pass grade (grades 9 or better) and/or current with respect to principal and interest payments. As stated above, when an individual commercial real estate loan has a calculated risk grade of 10 or higher, a special assets officer analyzes the loan to determine whether the loan is impaired. At that time, the Corporation reassesses the loan to value position in the loan. If the loan is determined to be collateral dependent, specific allocations of the allowance for loan losses are made for the amount of any collateral deficiency. If a collateral deficiency is ultimately deemed to be uncollectible, the amount is charged-off. These loans and related assessments of collateral position are monitored on an individual, case-by-case basis. The Corporation does not monitor loan-to-value ratios on a weighted-average basis for commercial real estate loans having a calculated risk grade of 10 or higher. Nonetheless, there were three commercial real estate loans having a calculated risk grade of 10 or higher in excess of $5 million as of June 30, 2013, which totaled $31.0 million and had a weighted-average loan-to-value ratio of approximately 75.6%. When an individual consumer real estate loan becomes past due by more than 10 days, the assigned relationship manager will begin collection efforts. The Corporation only reassesses the loan to value position in a consumer real estate loan if, during the course of the collections process, it is determined that the loan has become collateral dependent, and any collateral deficiency is recognized as a charge-off to the allowance for loan losses. Accordingly, the Corporation does not monitor loan-to-value ratios on a weighted-average basis for collateral dependent consumer real estate loans.

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

Net (charge-offs)/recoveries, segregated by class of loans, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Commercial and industrial:
Energy	$—	$—	$(900)	$4
Other commercial	(2,883)	(3,180)	(18,510)	(4,855)
Commercial real estate:
Buildings, land and other	(244)	493	(29)	(1,867)
Construction	116	12	230	22
Consumer real estate	15	(519)	(261)	(285)
Consumer and other	(768)	(694)	(1,158)	(973)

Total	$(3,764)	$(3,888)	$(20,628)	$(7,954)

In assessing the general economic conditions in the State of Texas, management monitors and tracks the Texas Leading Index (“TLI”), which is produced by the Federal Reserve Bank of Dallas. The TLI is a single summary statistic that is designed to signal the likelihood of the Texas economy’s transition from expansion to recession and vice versa. Management believes this index provides a reliable indication of the direction of overall credit quality. The TLI is a composite of the following eight leading indicators: (i) Texas Value of the Dollar, (ii) U.S. Leading Index, (iii) real oil prices (iv) well permits, (v) initial claims for unemployment insurance, (vi) Texas Stock Index, (vii) Help-Wanted Index and (viii) average weekly hours worked in manufacturing. The TLI totaled 124.5 at May 31, 2013 (most recent date available) and 123.8 at December 31, 2012. A higher TLI value implies more favorable economic conditions.

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

General valuation allowances also include amounts allocated for loans to borrowers in distressed industries. To determine the amount of the allocation for each loan portfolio segment, management calculates the weighted-average risk grade for all loans to borrowers in distressed industries by loan portfolio segment. A multiple is then applied to the amount by which the weighted-average risk grade for loans to borrowers in distressed industries exceeds the weighted-average risk grade for all pass-grade loans within the loan portfolio segment to derive an allocation factor for loans to borrowers in distressed industries. The amount of the allocation for each loan portfolio segment is the product of this allocation factor and the outstanding balance of pass-grade loans within the identified distressed industries that have a risk grade of 6 or higher. Management identifies potential distressed industries by analyzing industry trends related to delinquencies, classifications and charge-offs. At June 30, 2013 and December 31, 2012, contractors were considered to be a distressed industry based on elevated levels of delinquencies, classifications and charge-offs relative to other industries within the Corporation’s loan portfolio. Furthermore, the Corporation determined, through a review of borrower financial information that, as a whole, contractors have experienced, among other things, decreased revenues, reduced backlog of work, compressed margins and little, if any, net income.

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

The following table presents details of the allowance for loan losses, segregated by loan portfolio segment.

	Commercial
	and	Commercial	Consumer	Consumer
	Industrial	Real Estate	Real Estate	and Other	Unallocated	Total
June 30, 2013
Historical valuation allowances	$24,910	$12,741	$2,591	$7,896	$—	$48,138
Specific valuation allowances	4,150	3,344	—	—	—	7,494
General valuation allowances:
Environmental risk adjustment	4,896	3,073	620	2,041	—	10,630
Distressed industries	8,005	512	—	—	—	8,517
Excessive industry concentrations	3,705	1,303	—	—	—	5,008
Large relationship concentrations	1,335	944	—	—	—	2,279
Highly-leveraged credit relationships	4,497	761	—	—	—	5,258
Policy exceptions	—	—	—	—	2,190	2,190
Credit and collateral exceptions	—	—	—	—	1,707	1,707
Loans not reviewed by concurrence	1,994	2,145	2,178	1,035	—	7,352
Adjustment for recoveries	(2,678)	(1,250)	(472)	(6,842)	—	(11,242)
General macroeconomic risk	—	—	—	—	6,069	6,069

Total	$50,814	$23,573	$4,917	$4,130	$9,966	$93,400

December 31, 2012
Historical valuation allowances	$30,565	$15,687	$3,013	$7,344	$—	$56,609
Specific valuation allowances	5,100	3,137	—	—	—	8,237
General valuation allowances:
Environmental risk adjustment	6,593	3,682	684	1,816	—	12,775
Distressed industries	5,883	1,182	—	—	—	7,065
Excessive industry concentrations	4,291	2,795	—	—	—	7,086
Large relationship concentrations	1,420	981	—	—	—	2,401
Highly-leveraged credit relationships	2,905	699	—	—	—	3,604
Policy exceptions	—	—	—	—	2,466	2,466
Credit and collateral exceptions	—	—	—	—	1,635	1,635
Loans not reviewed by concurrence	2,277	2,413	2,411	1,159	—	8,260
Adjustment for recoveries	(4,870)	(1,230)	(856)	(6,812)	—	(13,768)
General macroeconomic risk	—	—	—	—	8,083	8,083

Total	$54,164	$29,346	$5,252	$3,507	$12,184	$104,453

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

The following table details activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2013 and 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial
	and	Commercial	Consumer	Consumer
	Industrial	Real Estate	Real Estate	and Other	Unallocated	Total
Three months ended:
June 30, 2013
Beginning balance	$51,085	$24,809	$5,148	$3,724	$8,823	$93,589
Provision for loan losses	2,612	(1,108)	(246)	1,174	1,143	3,575
Charge-offs	(3,586)	(415)	(159)	(2,374)	—	(6,534)
Recoveries	703	287	174	1,606	—	2,770

Net charge-offs	(2,883)	(128)	15	(768)	—	(3,764)

Ending balance	$50,814	$23,573	$4,917	$4,130	$9,966	$93,400

June 30, 2012
Beginning balance	$45,869	$20,003	$3,699	$8,715	$28,895	$107,181
Provision for loan losses	10,786	7,123	2,055	(4,372)	(13,237)	2,355
Charge-offs	(4,474)	(353)	(606)	(2,229)	—	(7,662)
Recoveries	1,294	858	87	1,535	—	3,774

Net charge-offs	(3,180)	505	(519)	(694)	—	(3,888)

Ending balance	$53,475	$27,631	$5,235	$3,649	$15,658	$105,648

Six months ended:
June 30, 2013
Beginning balance	$54,164	$29,346	$5,252	$3,507	$12,184	$104,453
Provision for loan losses	16,060	(5,974)	(74)	1,781	(2,218)	9,575
Charge-offs	(20,738)	(681)	(495)	(4,551)	—	(26,465)
Recoveries	1,328	882	234	3,393	—	5,837

Net charge-offs	(19,410)	201	(261)	(1,158)	—	(20,628)

Ending balance	$50,814	$23,573	$4,917	$4,130	$9,966	$93,400

June 30, 2012
Beginning balance	$42,774	$20,912	$3,540	$12,635	$30,286	$110,147
Provision for loan losses	15,552	8,564	1,980	(8,013)	(14,628)	3,455
Charge-offs	(7,486)	(3,195)	(895)	(4,214)	—	(15,790)
Recoveries	2,635	1,350	610	3,241	—	7,836

Net charge-offs	(4,851)	(1,845)	(285)	(973)	—	(7,954)

Ending balance	$53,475	$27,631	$5,235	$3,649	$15,658	$105,648

The following table details the amount of the allowance for loan losses allocated to each portfolio segment as of June 30, 2013, December 31, 2012 and June 30, 2012, detailed on the basis of the impairment methodology used by the Corporation.

	Commercial
	and	Commercial	Consumer	Consumer
	Industrial	Real Estate	Real Estate	and Other	Unallocated	Total
June 30, 2013
Loans individually evaluated for impairment	$11,330	$4,531	$—	$—	$—	$15,861
Loans collectively evaluated for impairment	39,484	19,042	4,917	4,130	9,966	77,539

Balance at June 30, 2013	$50,814	$23,573	$4,917	$4,130	$9,966	$93,400

December 31, 2012
Loans individually evaluated for impairment	$13,171	$4,366	$—	$—	$—	$17,537
Loans collectively evaluated for impairment	40,993	24,980	5,252	3,507	12,184	86,916

Balance at December 31, 2012	$54,164	$29,346	$5,252	$3,507	$12,184	$104,453

June 30, 2012
Loans individually evaluated for impairment	$17,983	$2,728	$—	$—	$—	$20,711
Loans collectively evaluated for impairment	35,492	24,903	5,235	3,649	15,658	84,937

Balance at June 30, 2012	$53,475	$27,631	$5,235	$3,649	$15,658	$105,648

The Corporation’s recorded investment in loans as of June 30, 2013, December 31, 2012 and June 30, 2012 related to each balance in the allowance for loan losses by portfolio segment and detailed on the basis of the impairment methodology used by the Corporation was as follows:

	Commercial
	and	Commercial	Consumer	Consumer	Unearned
	Industrial	Real Estate	Real Estate	and Other	Discounts	Total
June 30, 2013
Loans individually evaluated for impairment	$126,402	$147,196	$802	$365	$—	$274,765
Loans collectively evaluated for impairment	4,646,215	3,224,072	784,403	324,957	(21,869)	8,957,778

Ending balance	$4,772,617	$3,371,268	$785,205	$325,322	$(21,869)	$9,232,543

December 31, 2012
Loans individually evaluated for impairment	$128,544	$165,152	$864	$400	$—	$294,960
Loans collectively evaluated for impairment	4,700,068	3,154,643	776,483	319,345	(21,651)	8,928,888

Ending balance	$4,828,612	$3,319,795	$777,347	$319,745	$(21,651)	$9,223,848

June 30, 2012
Loans individually evaluated for impairment	$183,964	$198,000	$1,279	$439	$—	$383,682
Loans collectively evaluated for impairment	4,125,925	2,921,902	760,781	316,564	(19,091)	8,106,081

Ending balance	$4,309,889	$3,119,902	$762,060	$317,003	$(19,091)	$8,489,763

Note 4 - Goodwill and Other Intangible Assets

Goodwill and other intangible assets are presented in the table below.

	June 30,	December 31,
	2013	2012
Goodwill	$535,509	$535,509

Other intangible assets:
Core deposits	$4,115	$5,296
Customer relationship	1,944	2,262
Non-compete agreements	480	589

	$6,539	$8,147

The estimated aggregate future amortization expense for intangible assets remaining as of June 30, 2013 is as follows:

Remainder of 2013	$1,507
2014	2,271
2015	1,489
2016	777
2017	215
Thereafter	280

$6,539

Note 5 - Deposits

Deposits were as follows:

	June 30,	Percentage	December 31,	Percentage
	2013	of Total	2012	of Total
Non-interest-bearing demand deposits:
Commercial and individual	$7,057,425	37.0%	$7,186,105	36.9%
Correspondent banks	323,992	1.7	436,381	2.2
Public funds	363,259	1.9	474,451	2.4

Total non-interest-bearing demand deposits	7,744,676	40.6	8,096,937	41.5
Interest-bearing deposits:
Private accounts:
Savings and interest checking	3,495,530	18.3	3,812,712	19.6
Money market accounts	6,438,506	33.8	6,127,256	31.4
Time accounts of $100,000 or more	523,944	2.7	514,346	2.6
Time accounts under $100,000	448,905	2.4	464,641	2.4

Total private accounts	10,906,885	57.2	10,918,955	56.0
Public funds:
Savings and interest checking	233,107	1.2	287,391	1.5
Money market accounts	42,548	0.2	50,600	0.3
Time accounts of $100,000 or more	146,300	0.8	140,191	0.7
Time accounts under $100,000	4,703	—	3,292	—

Total public funds	426,658	2.2	481,474	2.5

Total interest-bearing deposits	11,333,543	59.4	11,400,429	58.5

Total deposits	$19,078,219	100.0%	$19,497,366	100.0%

The following table presents additional information about the Corporation’s deposits:

	June 30,	December 31,
	2013	2012
Deposits from the Certificate of Deposit Account Registry Service (CDARS) deposits	$701	$2,723
Deposits from foreign sources (primarily Mexico)	766,265	799,504

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

Financial instruments with off-balance-sheet risk were as follows:

	June 30,	December 31,
	2013	2012
Commitments to extend credit	$6,169,000	$5,710,448
Standby letters of credit	216,595	186,049
Deferred standby letter of credit fees	1,246	1,412

Lease Commitments. The Corporation leases certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $6.2 million and $12.0 million during the three and six months ended June 30, 2013 and $5.6 million and $11.0 million during the three and six months ended June 30, 2012. There has been no significant change in the future minimum lease payments payable by the Corporation since December 31, 2012. See the 2012 Form 10-K for information regarding these commitments.

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

Quantitative measures established by regulations to ensure capital adequacy currently require the maintenance of minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to adjusted quarterly average assets (as defined).

Cullen/Frost’s and Frost Bank’s Tier 1 capital consists of shareholders’ equity excluding unrealized gains and losses on securities available for sale, the accumulated gain or loss on effective cash flow hedging derivatives, the net actuarial gain/loss on the Corporation’s defined benefit post-retirement benefit plans, goodwill and other intangible assets. Tier 1 capital for Cullen/Frost also includes $144.7 million of 5.375% non-cumulative perpetual preferred stock and $120 million of trust preferred securities issued by its unconsolidated subsidiary trust. Cullen/Frost’s and Frost Bank’s total capital is comprised of Tier 1 capital for each entity plus a permissible portion of the allowance for loan losses. The Corporation’s aggregate $100 million of floating rate subordinated notes are not included in Tier 1 capital but the permissible portion (which decreases 20% per year during the final five years of the term of the notes) totaling $60 million at June 30, 2013 and $80 million at December 31, 2012, is included in total capital of Cullen/Frost.

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

As further discussed below, in July 2013, Cullen/Frost’s and Frost Bank’s primary federal regulator, the Federal Reserve, published final rules establishing a new comprehensive capital framework for U.S. banking organizations which will become effective on January 1, 2015 (subject to a phase-in period).

Actual and required capital ratios for Cullen/Frost and Frost Bank were as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
June 30, 2013
Total Capital to Risk-Weighted Assets
Cullen/Frost	$2,011,267	15.39%	$1,045,233	8.00%	$1,306,541	10.00%
Frost Bank	1,767,524	13.54	1,044,199	8.00	1,305,249	10.00
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,857,867	14.22	522,616	4.00	783,925	6.00
Frost Bank	1,674,124	12.83	522,099	4.00	783,149	6.00
Leverage Ratio
Cullen/Frost	1,857,867	8.60	864,342	4.00	1,080,427	5.00
Frost Bank	1,674,124	7.75	863,558	4.00	1,079,448	5.00
December 31, 2012
Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,947,974	15.11%	$1,031,526	8.00%	$1,289,408	10.00%
Frost Bank	1,730,444	13.43	1,030,878	8.00	1,288,597	10.00
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,763,521	13.68	515,763	4.00	773,645	6.00
Frost Bank	1,625,991	12.62	515,439	4.00	773,158	6.00
Leverage Ratio
Cullen/Frost	1,763,521	8.28	851,483	4.00	1,064,354	5.00
Frost Bank	1,625,991	7.64	850,954	4.00	1,063,693	5.00

Management believes that, as of June 30, 2013, Cullen/Frost and its bank subsidiary, Frost Bank, were “well capitalized” based on the ratios presented above.

Cullen/Frost and Frost Bank are subject to the regulatory capital requirements administered by the Federal Reserve, and, for Frost Bank, the Federal Deposit Insurance Corporation (“FDIC”). Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on the Corporation’s financial statements. Management believes, as of June 30, 2013, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.

Trust Preferred Securities. In accordance with the applicable accounting standard related to variable interest entities, the accounts of the Corporation’s wholly owned subsidiary trust, Cullen/Frost Capital Trust II, have not been included in the Corporation’s consolidated financial statements. However, the $120.0 million in trust preferred securities issued by this subsidiary trust have been included in the Tier 1 capital of Cullen/Frost for regulatory capital purposes pursuant to guidance from the Federal Reserve. As more fully discussed below, new rules related to the implementation of the Basel III capital framework will require the phase-out of certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies beginning January 1, 2015.

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

Accelerated Share Repurchase. Concurrent with the issuance and sale of the Series A Preferred Stock, on February 15, 2013, the Corporation entered into an accelerated share repurchase agreement (the “ASR agreement”) with Goldman, Sachs & Co. (“Goldman Sachs”). Under the ASR agreement, the Corporation paid $144 million to Goldman Sachs and received from Goldman Sachs approximately 1.9 million shares of the Corporation’s common stock, representing approximately 80% of the estimated total number of shares to be repurchased. Goldman Sachs borrowed such shares delivered to the Corporation from stock lenders, and during the term of the ASR agreement, will purchase shares in the open market to return to those stock lenders. Final settlement of the ASR agreement is expected to occur in the third quarter of 2013. Upon final settlement, the Corporation expects to receive the balance of the shares repurchased under the ASR agreement. The specific number of shares that the Corporation ultimately will repurchase will be based on the volume-weighted-average price per share of the Corporation’s common stock during the repurchase period, subject to other adjustments pursuant to the terms and conditions of the ASR agreement. At settlement, under certain circumstances, Goldman Sachs may be required to deliver additional shares of the Corporation’s common stock to the Corporation, or, under certain circumstances, the Corporation may be required to deliver shares of the Corporation’s common stock or the Corporation may elect to make a cash payment to Goldman Sachs. The terms of the ASR agreement are subject to adjustment if the Corporation were to enter into or announce certain types of transactions. Furthermore, during the term of the ASR agreement, and subject to certain limited exceptions, the Corporation may only make repurchases of Cullen/Frost common stock with the consent of Goldman Sachs.

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

Dividend Restrictions. In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well capitalized” status, at June 30, 2013, Frost Bank could pay aggregate dividends of up to $243.3 million to Cullen/Frost without prior regulatory approval.

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

Basel III Capital Rules. In July 2013, the Cullen/Frost’s and Frost Bank’s primary federal regulator, the Federal Reserve, published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including Cullen/Frost and Frost Bank, compared to the current U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach, which was derived from the Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel III Capital Rules are effective for Cullen/Frost and Frost Bank on January 1, 2015 (subject to a phase-in period).

The Basel III Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consist of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments as compared to existing regulations.

When fully phased in on January 1, 2019, the Basel III Capital Rules will require Cullen/Frost and Frost Bank to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets (as compared to a current minimum leverage ratio of 3% for banking organizations that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk).

The Basel III Capital Rules also provides for a “countercyclical capital buffer” that is applicable to only certain covered institutions and is not expected to have any current applicability to Cullen/Frost or Frost Bank.

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

Under the Basel III Capital Rules, the initial minimum capital ratios as of January 1, 2015 will be as follows:

•	4.5% CET1 to risk-weighted assets.

•	6.0% Tier 1 capital to risk-weighted assets.

•	8.0% Total capital to risk-weighted assets.

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including Cullen/Frost and Frost Bank, may make a one-time permanent election to continue to exclude these items. Cullen/Frost and Frost Bank expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Corporation’s securities portfolio. The Basel III Capital Rules also preclude certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies, subject to phase-out. As a result, beginning in 2015, only 25% of the Corporation’s trust preferred securities will be included in Tier 1 capital and in 2016, none of the Corporation’s trust preferred securities will be included in Tier 1 capital. Trust preferred securities no longer included in the Corporation’s Tier 1 capital may nonetheless be included as a component of Tier 2 capital on a permanent basis without phase-out.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2015 and will be phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

With respect to Frost Bank, the Basel III Capital Rules also revise the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The Basel III Capital Rules do not change the total risk-based capital requirement for any prompt corrective action category.

The Basel III Capital Rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. Specifics changes to current rules impacting the Corporation’s determination of risk-weighted assets include, among other things:

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

In addition, the Basel III Capital Rules provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.

Management believes that, as of June 30, 2013, Cullen/Frost and Frost Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect. The Basel III Capital Rules adopted in July 2013 do not address the proposed liquidity coverage ratio test and net stable funding ratio test called for by the Basel III liquidity framework. See the section captioned “Supervision and Regulation” in Item 1. Business of the Corporation’s 2012 Form 10-K for more information on these topics.

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

In October 2007, the Corporation entered into three interest rate swap contracts on variable-rate loans with a total notional amount of $1.2 billion. The interest rate swap contracts were designated as hedging instruments in cash flow hedges with the objective of protecting the overall cash flows from the Corporation’s monthly interest receipts on a rolling portfolio of $1.2 billion of variable-rate loans outstanding throughout the 84-month period beginning in October 2007 and ending in October 2014 from the risk of variability of those cash flows such that the yield on the underlying loans would remain constant. As more fully discussed in the 2012 Form 10-K, the Corporation terminated portions of the hedges and settled portions of the interest rate swap contracts during November 2009 and terminated the remaining portions of the hedges and settled the remaining portions of the interest rate swap contracts during November 2010. The deferred accumulated gain applicable to the settled interest rate swap contracts included in accumulated other comprehensive income totaled $49.3 million and $68.0 million ($32.0 million and $44.2 million on an after-tax basis) at June 30, 2013 and December 31, 2012. The remaining deferred gain of $49.3 million ($32.0 million on an after-tax basis) at June 30, 2013 will be recognized ratably in earnings through October 2014.

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

	June 30, 2013		December 31, 2012
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivatives designated as hedges of fair value:
Financial institution counterparties:
Loan/lease interest rate swaps – assets	$52,235	$1,214	$14,748	$24
Loan/lease interest rate swaps – liabilities	55,405	(5,091)	84,577	(7,186)
Derivatives designated as hedges of cash flows:
Financial institution counterparties:
Interest rate swap on junior subordinated deferrable interest debentures	120,000	(2,201)	120,000	(4,365)
Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan/lease interest rate swaps – assets	212,361	6,610	—	—
Loan/lease interest rate swaps – liabilities	542,431	(40,051)	797,311	(60,994)
Loan/lease interest-rate caps – assets	53,058	1,122	30,000	12
Customer counterparties:
Loan/lease interest rate swaps – assets	542,431	39,967	797,311	60,854
Loan/lease interest rate swaps – liabilities	212,361	(6,610)	—	—
Loan/lease interest-rate caps – liabilities	53,058	(1,122)	30,000	(12)

The weighted-average rates paid and received for interest rate swaps outstanding at June 30, 2013 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Fair value hedge loan/lease interest rate swaps	2.57%	0.19%
Cash flow hedge interest rate swaps on junior subordinated deferrable interest debentures	5.47	1.82
Non-hedging interest rate swaps – financial institution counterparties	4.48	1.81
Non-hedging interest rate swaps – customer counterparties	1.81	4.48

The weighted-average strike rate for outstanding interest rate caps was 2.89% at June 30, 2013.

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

		June 30, 2013		December 31, 2012
	Notional	Notional	Estimated	Notional	Estimated
	Units	Amount	Fair Value	Amount	Fair Value
Financial institution counterparties:
Oil – assets	Barrels	673	$1,389	464	$2,188
Oil – liabilities	Barrels	607	(965)	402	(1,590)
Natural gas – assets	MMBTUs	10,600	3,435	120	19
Natural gas – liabilities	MMBTUs	5,470	(829)	120	(24)
Customer counterparties:
Oil – assets	Barrels	387	595	402	1,636
Oil – liabilities	Barrels	567	(1,309)	464	(2,139)
Natural gas – assets	MMBTUs	5,796	1,236	120	24
Natural gas – liabilities	MMBTUs	10,600	(3,330)	120	(19)

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

		June 30, 2013		December 31, 2012
	Notional	Notional	Estimated	Notional	Estimated
	Currency	Amount	Fair Value	Amount	Fair Value
Financial institution counterparties:
Forward contracts – assets	EUR	1,077	$2	1,093	$3
Forward contracts – assets	CAD	19,573	588	—	—
Customer counterparties:
Forward contracts – liabilities	CAD	19,552	(567)	—	—

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

Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Commercial loan/lease interest rate swaps:
Amount of gain (loss) included in interest income on loans	$(609)	$(648)	$(1,232)	$(1,315)
Amount of (gain) loss included in other non-interest expense	(9)	5	6	17

Amounts included in the consolidated statements of income and in other comprehensive income for the period related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest rate swaps/caps/floors on variable-rate loans:
Amount reclassified from accumulated other comprehensive income to interest income on loans	$9,345	$9,345	$18,690	$18,690
Interest rate swaps on junior subordinated deferrable interest debentures:
Amount reclassified from accumulated other comprehensive income to interest expense on junior subordinated deferrable interest debentures	1,103	1,044	2,188	2,077
Amount of gain (loss) recognized in other comprehensive income	(33)	(64)	(33)	(491)

No ineffectiveness related to interest rate derivatives designated as hedges of cash flows was recognized in the consolidated statements of income during the reported periods. The accumulated net after-tax gain related to effective cash flow hedges included in accumulated other comprehensive income totaled $30.8 million at June 30, 2013 and $41.6 million at December 31, 2012. The Corporation currently expects approximately $10.9 million of the net after-tax gain related to effective cash flow hedges included in accumulated other comprehensive income at June 30, 2013 will be reclassified into earnings during 2013, with the remaining amount expected to be classified into earnings in 2014. This amount represents management’s best estimate given current expectations about market interest rates and volumes related to loan pools underlying the terminated cash flow hedges. Because actual market interest rates and volumes related to loan pools underlying the terminated cash flow hedges may differ from management’s expectations, there can be no assurance as to the ultimate amount that will be reclassified into earnings during 2013.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Non-hedging interest rate derivatives:
Other non-interest income	$67	$197	$185	$979
Other non-interest expense	(37)	10	(55)	(37)

Non-hedging commodity derivatives:
Other non-interest income	89	27	256	64

Non-hedging foreign currency derivatives:
Other non-interest income	21	5	73	5

Counterparty Credit Risk. Derivative contracts involve the risk of dealing with both bank customers and institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have an investment grade credit rating and be approved by the Corporation’s Asset/Liability Management Committee. The Corporation’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty, while the Corporation’s credit exposure on commodity swaps/options and foreign currency forward contracts is limited to the net favorable value of all contracts by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. There are no credit-risk-related contingent features associated with any of the Corporation’s derivative contracts. Certain derivative contracts with upstream financial institution counterparties may be terminated with respect to a party in the transaction, if such party does not have at least a minimum level rating assigned to either its senior unsecured long-term debt or its deposit obligations by certain third-party rating agencies.

The Corporation’s credit exposure relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with bank customers was approximately $40.2 million at June 30, 2013. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. The Corporation’s credit exposure, net of collateral pledged, relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with upstream financial institution counterparties was $493 thousand at June 30, 2013. Collateral levels for upstream financial institution counterparties are monitored and adjusted as necessary. See Note 9 – Balance Sheet Offsetting for additional information regarding the Corporation’s credit exposure with upstream financial institution counterparties.

The aggregate fair value of securities posted as collateral by the Corporation related to derivative contracts totaled $32.2 million at June 30, 2013. At such date, the Corporation also had $1.3 million in cash collateral on deposit with other financial institution counterparties.

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

Information about financial instruments that are eligible for offset in the consolidated balance sheet as of June 30, 2013 is presented in the following tables.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
June 30, 2013
Financial assets:
Derivatives:
Loan/lease interest rate swaps and caps	$8,946	$—	$8,946
Commodity swaps and options	4,824	—	4,824
Foreign currency forward contracts	590	—	590

Total derivatives	14,360	—	14,360
Resell agreements	4,898	—	4,898

	$19,258	$—	$19,258

Financial liabilities:
Derivatives:
Loan/lease interest rate swaps	$45,142	$—	$45,142
Interest rate swap on junior subordinated deferrable interest debentures	2,201	—	2,201
Commodity swaps and options	1,794	—	1,794
Foreign currency forward contracts	—	—	—

Total derivatives	49,137	—	49,137
Repurchase agreements	549,073	—	549,073

	$598,210	$—	$598,210

		Gross Amounts Not Offset
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
June 30, 2013
Financial assets:
Derivatives:
Counterparty A	$2,425	$(2,425)	$—	$—
Counterparty B	6,045	(6,045)	—	—
Counterparty C	3,437	(3,437)	—	—
Other counterparties	2,453	(1,960)	—	493

Total derivatives	14,360	(13,867)	—	493
Resell agreements	4,898	—	(4,898)	—

Total	$19,258	$(13,867)	$(4,898)	$493

Financial liabilities:
Derivatives:
Counterparty A	$23,412	$(2,425)	$(19,708)	$1,279
Counterparty B	7,458	(6,045)	—	1,413
Counterparty C	11,888	(3,437)	(8,451)	—
Other counterparties	6,379	(1,960)	(2,935)	1,484

Total derivatives	49,137	(13,867)	(31,094)	4,176
Repurchase agreements	549,073	—	(549,073)	—

Total	$598,210	$(13,867)	$(580,167)	$4,176

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$59,663	$58,062	$114,851	$119,095
Less: Preferred stock dividends	2,688	—	2,688	—

Net income available to common shareholders	56,975	58,062	112,163	119,095
Less: Earnings allocated to participating securities	209	185	407	376

Net earnings allocated to common stock	$56,766	$57,877	$111,756	$118,719

Distributed earnings allocated to common stock	$30,058	$29,424	$58,733	$57,575
Undistributed earnings allocated to common stock	26,708	28,453	53,023	61,144

Net earnings allocated to common stock	$56,766	$57,877	$111,756	$118,719

Weighted-average shares outstanding for basic earnings per common share	60,010,527	61,290,792	60,299,939	61,245,959
Dilutive effect of stock compensation	664,597	344,044	628,961	338,732

Weighted-average shares outstanding for diluted earnings per common share	60,675,124	61,634,836	60,928,900	61,584,691

Note 11 - Stock-Based Compensation

A combined summary of activity in the Corporation’s active stock plans is presented in the following table.

			Non-Vested Stock Awards/Stock Units Outstanding		Stock Options Outstanding
	Shares Available for Grant	Director Deferred Stock Units Outstanding	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price
Balance, January 1, 2013	1,157,413	27,724	188,560	$51.67	5,513,516	$51.94
Authorized	2,293,660	—	—	—	—	—
Granted	(5,500)	5,500	—	—	—	—
Stock options exercised	—	—	—	—	(662,224)	51.63
Stock awards vested	—	—	—	—	—	—
Forfeited	30,375	—	—	—	(30,375)	51.32
Cancelled/expired	—	—	—	—	—	—

Balance, June 30, 2013	3,475,948	33,224	188,560	$51.67	4,820,917	$51.99

Shares issued in connection with stock compensation awards are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. Shares issued in connection with stock compensation awards along with other related information were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
New shares issued from available authorized shares	—	31,511	153,275	132,671
Issued from available treasury stock	266,799	—	508,949	7,640

Total	266,799	31,511	662,224	140,311

Proceeds from stock option exercises	$13,743	$1,669	$34,189	$7,211

Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock options	$1,968	$2,158	$3,966	$4,359
Non-vested stock awards/stock units	345	355	689	709
Deferred stock units	330	330	330	330

Total	$2,643	$2,843	$4,985	$5,398

Unrecognized stock-based compensation expense at June 30, 2013 was as follows:

Stock options	$13,374
Non-vested stock awards/stock units	2,245

Total	$15,619

Note 12 - Defined Benefit Plans

The components of the combined net periodic expense for the Corporation’s defined benefit pension plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Expected return on plan assets, net of expenses	$(2,772)	$(2,603)	$(5,544)	$(5,206)
Interest cost on projected benefit obligation	1,836	1,950	3,671	3,900
Net amortization and deferral	1,639	1,428	3,279	2,657

Net periodic cost (benefit)	$703	$775	$1,406	$1,351

The Corporation’s non-qualified defined benefit pension plan is not funded. No contributions to the qualified defined benefit pension plan were made during the six months ended June 30, 2013. The Corporation does not expect to make any contributions to the qualified defined benefit plan during the remainder of 2013.

Note 13 - Income Taxes

Income tax expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Current income tax expense	$12,315	$17,465	$28,024	$37,517
Deferred income tax expense (benefit)	379	(1,438)	(1,739)	(3,977)

Income tax expense, as reported	$12,694	$16,027	$26,285	$33,540

Effective tax rate	17.5%	21.6%	18.6%	22.0%

Net deferred tax liabilities totaled $65.9 million at June 30, 2013 and $112.1 million at December 31, 2012. No valuation allowance was recorded against deferred tax assets at June 30, 2013 as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years. There were no unrecognized tax benefits during any of the reported periods. Interest and/or penalties related to income taxes are reported as a component of income tax expense. Such amounts were not significant during the reported periods.

The Corporation files income tax returns in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2009.

Note 14 - Other Comprehensive Income (Loss)

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the following table. Reclassification adjustments related to securities available for sale are included in net gain (loss) on securities transactions in the accompanying consolidated statements of income. The change in the net actuarial gain/loss on defined-benefit post-retirement benefit plans is included in the computation of net periodic pension expense (see Note 12 – Defined Benefit Plans). Reclassification adjustments related to interest rate swaps on variable-rate loans are included in interest income and fees on loans in the accompanying consolidated statements of income. Reclassification adjustments related to the interest rate swap on junior subordinated deferrable interest debentures are included in interest expense on junior subordinated deferrable interest debentures in the accompanying consolidated statements of income.

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(74,025)	$(25,909)	$(48,116)	$20,968	$7,340	$13,628
Change in net unrealized gain on securities transferred to held to maturity	(9,745)	(3,411)	(6,334)	—	—	—
Reclassification adjustment for net (gains) losses included in net income	(6)	(2)	(4)	(370)	(130)	(240)

Total securities available for sale and transferred securities	(83,776)	(29,322)	(54,454)	20,598	7,210	13,388
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	1,639	574	1,065	1,428	500	928
Derivatives:
Change in the accumulated gain/loss on effective cash flow hedge derivatives	(33)	(12)	(21)	(64)	(23)	(41)
Reclassification adjustments for (gains) losses included in net income:
Interest rate swaps on variable-rate loans	(9,345)	(3,270)	(6,075)	(9,345)	(3,270)	(6,075)
Interest rate swap on junior subordinated deferrable interest debentures	1,103	386	717	1,044	365	679

Total derivatives	(8,275)	(2,896)	(5,379)	(8,365)	(2,928)	(5,437)

Total other comprehensive income (loss)	$(90,412)	$(31,644)	$(58,768)	$13,661	$4,782	$8,879

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(95,369)	$(33,379)	$(61,990)	$22,850	$7,998	$14,852
Change in net unrealized gain on securities transferred to held to maturity	(18,204)	(6,372)	(11,832)	—	—	—
Reclassification adjustment for net (gains) losses included in net income	(11)	(4)	(7)	121	42	79

Total securities available for sale and transferred securities	(113,584)	(39,755)	(73,829)	22,971	8,040	14,931
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	3,279	1,148	2,131	2,657	930	1,727
Derivatives:
Change in the accumulated gain/loss on effective cash flow hedge derivatives	(33)	(12)	(21)	(491)	(173)	(318)
Reclassification adjustments for (gains) losses included in net income:
Interest rate swaps on variable-rate loans	(18,690)	(6,541)	(12,149)	(18,690)	(6,541)	(12,149)
Interest rate swap on junior subordinated deferrable interest debentures	2,188	766	1,422	2,077	727	1,350

Total derivatives	(16,535)	(5,787)	(10,748)	(17,104)	(5,987)	(11,117)

Total other comprehensive income (loss)	$(126,840)	$(44,394)	$(82,446)	$8,524	$2,983	$5,541

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available For Sale	Defined Benefit Plans	Derivatives	Accumulated Other Comprehensive Income
Balance January 1, 2013	$245,539	$(49,071)	$41,580	$238,048
Other comprehensive income (loss) before reclassifications	(73,822)	2,131	(21)	(71,712)
Amounts reclassified from accumulated other comprehensive income (loss)	(7)	—	(10,727)	(10,734)

Net other comprehensive income (loss) during period	(73,829)	2,131	(10,748)	(82,446)

Balance June 30, 2013	$171,710	$(46,940)	$30,832	$155,602

Balance January 1, 2012	$227,052	$(42,958)	$63,640	$247,734
Other comprehensive income (loss) before reclassifications	14,852	1,727	(318)	16,261
Amounts reclassified from accumulated other comprehensive income (loss)	79	—	(10,799)	(10,720)

Net other comprehensive income (loss) during period	14,931	1,727	(11,117)	5,541

Balance June 30, 2012	$241,983	$(41,231)	$52,523	$253,275

Note 15 – Operating Segments

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

Summarized operating results by segment were as follows:

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
Revenues from (expenses to) external customers:
Three months ended:
June 30, 2013	$198,206	$28,259	$(775)	$225,690
June 30, 2012	193,634	26,598	(1,252)	218,980
Six months ended:
June 30, 2013	$402,466	$55,482	$(1,665)	$456,283
June 30, 2012	389,907	52,595	(1,836)	440,666
Net income (loss):
Three months ended:
June 30, 2013	$56,582	$4,263	$(1,182)	$59,663
June 30, 2012	55,984	4,228	(2,150)	58,062
Six months ended:
June 30, 2013	$110,135	$7,501	$(2,785)	$114,851
June 30, 2012	114,274	7,619	(2,798)	119,095

Note 16 – Fair Value Measurements

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
June 30, 2013
Securities available for sale:
U.S. Treasury	$3,042,723	$—	$—	$3,042,723
Residential mortgage-backed securities	—	2,075,573	—	2,075,573
States and political subdivisions	—	879,175	—	879,175
Other	—	35,899	—	35,899
Trading account securities:
U.S. Treasury	14,489	—	—	14,489
States and political subdivisions	—	2,288	—	2,288
Derivative assets:
Interest rate swaps, caps and floors	—	48,677	236	48,913
Commodity swaps and options	—	6,655	—	6,655
Foreign currency forward contracts	590	—	—	590
Derivative liabilities:
Interest rate swaps, caps and floors	—	55,075	—	55,075
Commodity swaps and options	—	6,433	—	6,433
Foreign currency forward contracts	567	—	—	567

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2012
Securities available for sale:
U.S. Treasury	$3,057,921	$—	$—	$3,057,921
Residential mortgage-backed securities	—	2,518,003	—	2,518,003
States and political subdivisions	—	591,483	—	591,483
Other	—	35,892	—	35,892
Trading account securities:
U.S. Treasury	14,038	—	—	14,038
States and political subdivisions	—	16,036	—	16,036
Derivative assets:
Interest rate swaps, caps and floors	—	60,535	355	60,890
Commodity swaps and options	—	3,867	—	3,867
Foreign currency forward contracts	3	—	—	3
Derivative liabilities:
Interest rate swaps, caps and floors	—	72,557	—	72,557
Commodity swaps and options	—	3,772	—	3,772

Derivative assets, measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the reported periods consist of interest rate swaps sold to loan customers. The significant unobservable (Level 3) inputs used in the fair value measurement of these interest rate swaps sold to loan customers primarily relate to the probability of default and loss severity in the event of default. The probability of default is determined by the underlying risk grade of the loan (see Note 3 – Loans) underlying the interest rate swap in that the probability of default increases as a loan’s risk grade deteriorates, while the loss severity is estimated through an analysis of the collateral supporting both the underlying loan and interest rate swap. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity. As of June 30, 2013, the weighted-average risk grade of loans underlying interest rate swaps measured at fair value using significant unobservable (Level 3) inputs was 11.1. The loss severity in the event of default on the interest rate swaps ranged from 20% to 50%, with the weighted-average loss severity being 24.3%. A reconciliation the beginning and ending balances of derivative assets measured at fair value on a recurring basis using significant unobservable (Level 3) inputs is not presented as such amounts were not significant during the reported periods.

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

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Level 2	Level 3	Level 2	Level 3
Carrying value of impaired loans before allocations	$—	$—	$11,078	$—
Specific valuation allowance allocations	—	—	(2,732)	—

Fair value	$—	$—	$8,346	$—

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

The following table presents foreclosed assets that were remeasured and reported at fair value during the reported periods:

	Six Months Ended June 30,
	2013	2012
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$3,489	$5,856
Charge-offs recognized in the allowance for loan losses	(576)	(1,159)

Fair value	$2,913	$4,697

Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$3,852	$9,210
Write-downs included in other non-interest expense	(657)	(1,321)

Fair value	$3,195	$7,889

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

The estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	June 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$2,901,355	$2,901,355	$3,524,979	$3,524,979
Securities held to maturity	3,166,692	3,070,349	2,956,381	2,996,944
Cash surrender value of life insurance policies	139,704	139,704	138,005	138,005
Accrued interest receivable	95,334	95,334	82,529	82,529
Level 3 inputs:
Loans, net	9,139,143	9,262,790	9,119,395	9,212,159
Financial liabilities:
Level 2 inputs:
Deposits	19,078,219	19,078,952	19,497,366	19,498,518
Federal funds purchased and repurchase agreements	549,823	549,823	561,061	561,061
Junior subordinated deferrable interest debentures	123,712	123,712	123,712	123,712
Subordinated notes payable and other borrowings	100,000	90,185	100,007	89,596
Accrued interest payable	1,551	1,551	1,804	1,804

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

ASU 2013-08, “Financial Services – Investment Companies (Topic 946) – Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 clarifies the characteristics of investment companies and sets forth a new approach for determining whether a company is an investment company. The fundamental characteristics of an investment company include (i) the company obtains funds from investors and provides the investors with investment management services; (ii) the company commits to its investors that its business purpose and only substantive activities are investing the funds for returns solely from capital appreciation, investment income, or both; and (iii) the company or its affiliates do not obtain or have the objective of obtaining returns or benefits from an investee or its affiliates that are not normally attributable to ownership interests or that are other than capital appreciation or investment income. ASU 2013-08 also sets forth the scope, measurement and disclosure requirements for investment companies. ASU 2013-08 is effective for the Corporation on January 1, 2014 and is not expected to have a significant impact on the Corporation’s financial statements.

ASU 2013-10, “Derivatives and Hedging (Topic 815) – Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” ASU 2013-10 permits the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate (“LIBOR”). ASU 2013-10 is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013 and is not expected to have a significant impact on the Corporation’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Review

Cullen/Frost Bankers, Inc.

The following discussion should be read in conjunction with the Corporation’s consolidated financial statements, and notes thereto, for the year ended December 31, 2012, included in the 2012 Form 10-K. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results for the year ending December 31, 2013 or any future period.

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

Results of Operations

Net income available to common shareholders totaled $57.0 million, or $0.94 diluted per common share, and $112.2 million, or $1.85 diluted per commons share, for the three and six months ended June 30, 2013 compared to $58.1 million, or $0.94 diluted per common share, and $119.1 million, or $1.93 diluted per common share, for the three and six months ended June 30, 2012, respectively.

Selected income statement data and other selected data for the comparable periods was as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
Taxable-equivalent net interest income	$173,966	$163,972	$346,767	$328,679
Taxable-equivalent adjustment	20,785	14,755	40,773	29,755

Net interest income	153,181	149,217	305,994	298,924
Provision for loan losses	3,575	2,355	9,575	3,455

Net interest income after provision for loan losses	149,606	146,862	296,419	295,469
Non-interest income	72,509	69,763	150,289	141,742
Non-interest expense	149,758	142,536	305,572	284,576

Income before income taxes	72,357	74,089	141,136	152,635
Income taxes	12,694	16,027	26,285	33,540

Net income	59,663	58,062	114,851	119,095
Preferred stock dividends	2,688	—	2,688	—

Net income available to common shareholders	$56,975	$58,062	$112,163	$119,095

Earnings per common share – basic	$0.95	$0.94	$1.86	$1.94
Earnings per common share – diluted	0.94	0.94	1.85	1.93
Dividends per common share	0.50	0.48	0.98	0.94
Return on average assets	1.03%	1.14%	1.02%	1.19%
Return on average common equity	9.93	9.95	9.71	10.27
Average shareholders’ equity to average total assets	11.00	11.51	10.97	11.57

Net income available to common shareholders decreased $1.1 million, or 1.9%, for the three months ended June 30, 2013 and decreased $6.9 million, or 5.8%, for the six months ended June 30, 2013 compared to the same periods in 2012. The decrease during the three months ended June 30, 2013 was primarily the result of a $7.2 million increase in non-interest expense, $2.7 million related to preferred stock dividends and a $1.2 million increase in the provision for loan losses partly offset by a $4.0 million increase in net interest income, a $3.3 million decrease in income tax expense and a $2.7 million increase in non-interest income. The decrease during the six months ended June 30, 2013 was primarily the result of a $21.0 million increase in non-interest expense, a $6.1 million increase in the provision for loan losses and $2.7 million related to preferred stock dividends partly offset by an $8.5 million increase in non-interest income, a $7.3 million decrease in income tax expense and a $7.1 million increase in net interest income.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Corporation’s largest source of revenue, representing 67.1% of total revenue during the first six months of 2013. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Corporation’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, remained at 3.25% for the entire year in 2012 and through the second quarter of 2013. The Corporation’s loan portfolio is also impacted, to a lesser extent, by changes in the London Interbank Offered Rate (LIBOR). At June 30, 2013, the one-month and three-month U.S. dollar LIBOR rates were 0.20% and 0.27%, respectively, while at June 30, 2012, the one-month and three-month U.S. dollar LIBOR rates were 0.25% and 0.46%, respectively. The intended federal funds rate, which is the cost of immediately available overnight funds, remained at zero to 0.25% for the entire year in 2012 and through the second quarter of 2013.

The Corporation’s balance sheet has historically been asset sensitive, meaning that earning assets generally reprice more quickly than interest-bearing liabilities. Therefore, the Corporation’s net interest margin was likely to increase in sustained periods of rising interest rates and decrease in sustained periods of declining interest rates. During the fourth quarter of 2007, in an effort to make the Corporation’s balance sheet less sensitive to changes in interest rates, the Corporation entered into various interest rate swaps which effectively converted certain variable-rate loans into fixed-rate instruments for a period of time. During the fourth quarter of 2008, the Corporation also entered into an interest rate swap which effectively converted variable-rate debt into fixed-rate debt for a period of time. As a result of these actions, the Corporation’s balance sheet was more interest-rate neutral and changes in interest rates had a less significant impact on the Corporation’s net interest margin than would have otherwise been the case. During the fourth quarter of 2009, a portion of the interest rate swaps on variable-rate loans were terminated, while the remaining interest rate swaps on variable-rate loans were terminated during the fourth quarter of 2010. These actions increased the asset sensitivity of the Corporation’s balance sheet. The deferred accumulated after-tax gain applicable to the settled interest rate contracts included in accumulated other comprehensive income totaled $49.3 million ($32.0 million on an after-tax basis) at June 30, 2013. The remaining deferred gain of $49.3 million ($32.0 million on an after-tax basis) will be recognized ratably in earnings through October 2014. See Note 8 -Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report for additional information related to these interest rate swaps.

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

The following table presents the changes in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to changes in the average interest rate on those assets and liabilities. The changes in net interest income due to changes in both average volume and average interest rate have been allocated to the average volume change or the average interest rate change in proportion to the absolute amounts of the change in each. The comparison also includes, where applicable, an additional change factor that shows the effect of the difference in the number of days in each period, as further discussed below.

	Quarter to Date	Year to Date
	June 30, 2013	June 30, 2013
	vs.	vs.
	June 30, 2012	June 30, 2012
Due to changes in average volumes	$18,316	$27,158
Due to changes in average interest rates	(8,322)	(7,264)
Due to difference in the number days in each of the comparable periods	—	(1,806)

Total change	$9,994	$18,088

Taxable-equivalent net interest income for the three months ended June 30, 2013 increased $10.0 million, or 6.1%, while taxable-equivalent net interest income for the six months ended June 30, 2013 increased $18.1 million, or 5.5%, compared to the same periods in 2012, respectively. The increase during the three months ended June 30, 2013 was primarily related to an increase in the average volume of interest-earning assets partly offset by a decrease in the net interest margin. Taxable-equivalent net interest income for the first six months of 2013 included 181 days compared to 182 days for the first six months of 2012 as a result of leap year. The additional day added approximately $1.8 million to taxable-equivalent net interest income during the first six months of 2012. Excluding the impact of the additional day during 2012 results in an effective increase in taxable-equivalent net interest income of approximately $19.9 million during the first six months of 2013, which was primarily related to an increase in the average volume of interest-earning assets partly offset by a decrease in the net interest margin. The average volume of interest-earning assets for the three and six months ended June 30, 2012 increased $1.9 billion and $2.1 billion compared to the same periods in 2012. Over the same time frame, the net interest margin decreased 18 basis points from 3.61% during the three months ended June 30, 2012 to 3.43% during the three months ended June 30, 2013 and decreased 23 basis points from 3.67% during the six months ended June 30, 2012 to 3.44% during the six months ended June 30, 2013. The decrease in the net interest margin during the comparable periods was partly due to an increase in the relative proportion of average interest-earning assets invested in lower-yielding, interest-bearing deposits during 2013 compared to 2012 while the relative proportion of average interest-earning assets invested in higher-yielding securities decreased. The net interest margin was also negatively impacted by a decrease in the average yield on loans, as further discussed below. The average yield on interest-earning assets decreased 26 basis points from 3.82% in the first six months of 2012 to 3.56% in the first six months of 2013 while the average cost of funds decreased 5 basis points from 0.25% in the first six months of 2012 to 0.20% in the first six months of 2013. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. As stated above, market interest rates have remained at historically low levels during the reported periods. The effect of lower average market interest rates during the reported periods on the average yield on average interest-earning assets was partly limited by the aforementioned interest rate swaps on variable-rate loans.

The average volume of loans during the first six months of 2013 increased $999.4 million compared to the same period in 2012. Loans made up approximately 44.8% of average interest-earning assets during the first six months of 2013 compared to 44.5% during the first six months of 2012. The average yield on loans was 4.59% during the first six months of 2013 compared to 4.90% during the first six months of 2012. Loans generally have significantly higher yields compared to securities, interest-bearing deposits and federal funds sold and resell agreements and, as such, have a more positive effect on the net interest margin.

The average volume of securities increased $84.9 million during the first six months of 2013 compared to the same period in 2012. Securities made up approximately 44.1% of average interest-earning assets during the first six months of 2013 compared to 48.6% during the first six months of 2012. The average yield on securities was 3.34% in the first six months of 2013 compared to 3.32% in the first six months of 2012. Despite a significant decrease in market rates for investment securities during the comparable periods, the average yield on securities increased 2 basis points during the first six months of 2013 compared to the first six months of 2012 as the Corporation increased the relative proportion of investments held in higher-yielding, tax-exempt municipal securities. The relative proportion of higher-yielding, tax-exempt municipal securities totaled 36.4% of average securities during the first six months of 2013 compared to 25.1% during the first six months of 2012. The average yield on taxable securities was 1.90% in the first six months of 2013 compared to 2.17% in first six months of 2012, while the average taxable-equivalent yield on tax-exempt securities was 5.82% in the first six months of 2013 compared to 6.94% in first six months of 2012.

Average federal funds sold, resell agreements and interest-bearing deposits during the first six months of 2013 increased $1.0 billion compared to the same period in 2012. Federal funds sold, resell agreements and interest-bearing deposits made up approximately 11.1% of average interest-earning assets during the first six months of 2013 compared to 6.9% during the first six months of 2012. The combined average yield on federal funds sold, resell agreements and interest-bearing deposits was 0.26% during the first six months of 2013 compared to 0.30% during the first six months of 2012. The increase in average federal funds sold, resell agreements and interest-bearing deposits compared to the first six months of 2012 was primarily related to excess liquidity from deposit growth.

Average deposits increased $2.1 billion during the first six months of 2013 compared to the first six months of 2012. Average interest-bearing deposits for the first six months of 2013 increased $1.3 billion compared to the same period in 2012, while average non-interest-bearing deposits for the first six months of 2013 increased $827.7 million compared to the same period in 2012. The ratio of average interest-bearing deposits to total average deposits was 60.3% during both the first six months of 2013 and 2012. The average cost of deposits is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-bearing deposits. The average cost of interest-bearing deposits and total deposits was 0.14% and 0.08% during the first six months of 2013 compared to 0.18% and 0.11% during the same period in 2012. The decrease in the average cost of interest-bearing deposits during the comparable periods was primarily the result of decreases in interest rates offered on certain deposit products due to decreases in average market interest rates and decreases in renewal interest rates on maturing certificates of deposit given the current low interest rate environment. Additionally, the relative proportion of higher-cost certificates of deposit to total average interest-bearing deposits decreased from 6.2% during the first six months of 2012, to 5.3% during the first six months of 2013.

The Corporation’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.36% during the first six months of 2013 compared to 3.57% during the first six months of 2012. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

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

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $3.6 million and $9.6 million for the three and six months ended June 30, 2013 compared to $2.4 million and $3.5 million for the three and six months ended June 30, 2012. The increase in the provision for loan losses during the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012 was impacted by a $15.0 million charge-off related to a single commercial and industrial loan relationship during the first quarter of 2013. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Non-Interest Income

The components of non-interest income were as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
Trust and investment management fees	$22,561	$21,279	$44,446	$41,931
Service charges on deposit accounts	20,044	20,639	40,088	41,433
Insurance commissions and fees	9,266	9,171	22,336	21,548
Interchange and debit card transaction fees	4,268	4,292	8,279	8,409
Other charges, commissions and fees	8,578	7,825	16,333	15,175
Net gain (loss) on securities transactions	6	370	11	(121)
Other	7,786	6,187	18,796	13,367

Total	$72,509	$69,763	$150,289	$141,742

Total non-interest income for the three and six months ended June 30, 2013 increased $2.7 million, or 3.9%, and $8.5 million, or 6.0%, compared to the same periods in 2012. Changes in the components of non-interest income are discussed below.

Trust and Investment Management Fees. Trust and investment management fees for the three and six months ended June 30, 2013 increased $1.3 million, or 6.0%, and $2.5 million, or 6.0%, compared to the same periods in 2012. Trust investment fees are the most significant component of trust and investment management fees, making up approximately 67% of total trust and investment management fees for the first six months of 2013. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related trust investment fees.

The increase in trust and investment management fee income during the three months ended June 30, 2013 compared to the same period in 2012 was primarily the result of an increase in trust investment fees (up $1.2 million) and securities lending income (up $138 thousand) partially offset by a decrease in estate fees (down $192 thousand). Estate fees are transactional in nature and can vary from quarter to quarter. The increase in trust and investment management fee income during the six months ended June 30, 2013 compared to the same period in 2012 was primarily the result of an increase in trust investment fees (up $2.5 million), securities lending income (up $410 thousand) and custody fees (up $139 thousand) partially offset by a decrease in estate fees (down $722 thousand). The increase in trust investment fees in the three and six months ended June 30, 2013 compared to the prior year periods was partly due to higher average equity valuations during 2013 and an increase in the number of accounts.

At June 30, 2013, assets held in accounts maintained by Frost Wealth Advisors were primarily composed of equity securities (44.2% of assets), fixed income securities (41.0% of assets) and cash equivalents (9.3% of assets). The estimated fair value of these assets was $26.3 billion (including managed assets of $11.1 billion and custody assets of $15.2 billion) at June 30, 2013, compared to $26.2 billion (including managed assets of $10.9 billion and custody assets of $15.3 billion) at December 31, 2012 and $26.1 billion (including managed assets of $10.5 billion and custody assets of $15.6 billion) at June 30, 2012.

Service Charges on Deposit Accounts. Service charges on deposit accounts for the three and six months ended June 30, 2013 decreased $595 thousand, or 2.9%, and $1.3 million, or 3.2%, compared to the same periods in 2012. The decreases were primarily due to decreases in service charges on commercial accounts (down $313 thousand and $856 thousand during the three and six months ended June 30, 2013, respectively) and decreases in overdraft/insufficient funds charges on both consumer and commercial accounts (down $311 thousand and $549 thousand on a combined basis during the three and six months ended June 30, 2013, respectively). Overdraft/insufficient funds charges totaled $7.9 million ($6.2 million consumer and $1.7 million commercial) during the three months ended June 30, 2013 compared to $8.2 million ($6.5 million consumer and $1.7 million commercial) during the same period in 2012. Overdraft/insufficient funds charges totaled $15.9 million ($12.4 million consumer and $3.5 million commercial) during the six months ended June 30, 2013 compared to $16.4 million ($13.0 million consumer and $3.4 million commercial) during the six months ended June 30, 2012.

Insurance Commissions and Fees. Insurance commissions and fees for the three and six months ended June 30, 2013 increased $95 thousand, or 1.0%, and $788 thousand, or 3.7%, compared to the same periods in 2012. The increase during the three months ended June 30, 2013 was related to an increase in commission income (up $203 thousand) partially offset by a decrease in contingent commissions (down $109 thousand). The increase during the six months ended June 30, 2013 included increases in commission income (up $458 thousand) and contingent commissions (up $329 thousand). The increases in commission income resulted from normal variation in the market demand for insurance products.

Insurance commissions and fees include contingent commissions totaling $357 thousand and $3.1 million during the three and six months ended June 30, 2013 and $466 thousand and $2.8 million during the three and six months ended June 30, 2012. Contingent commissions primarily consist of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. Such commissions are seasonal in nature and are generally received during the first quarter of each year. These commissions totaled $2.1 million and $2.0 million during the six months ended June 30, 2013 and 2012. Contingent commissions also include amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. These benefit plan related commissions totaled $354 thousand and $1.0 million during the three and six months ended June 30, 2013 and $417 thousand and $803 thousand during the three and six months ended June 30, 2012.

Interchange and Debit Card Transaction Fees. Interchange and debit card transaction fees consist of income from Visa check card usage, point of sale income from PIN-based debit card transactions and ATM service fees. Interchange and debit card transaction fees for the three and six months ended June 30, 2013 decreased $24 thousand, or 0.6%, and $130 thousand, or 1.5%, compared to the three and six months ended June 30, 2012.

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

Other Charges, Commissions and Fees. Other charges, commissions and fees for the three and six months ended June 30, 2013 increased $753 thousand, or 9.6%, and $1.2 million, or 7.6%, compared to the same periods in 2012. The increase in other charges, commissions and fees during the three months ended June 30, 2013 included increases in income from the sale of mutual funds (up $497 thousand), income related to the sale of annuities (up $348 thousand) and loan processing fees (up $221 thousand). These increases were partly offset by a decrease in income related to letter of credit fees (down $165 thousand) and human resources consulting revenue (down $113 thousand). The increase in other charges, commissions and fees during the six months ended June 30, 2013 included increases in income from the sale of mutual funds (up $889 thousand), income related to the sale of annuities (up $544 thousand), loan processing fees (up $427 thousand) and referral fees from the Corporation’s merchant services payment processor (up $210 thousand). These increases were partly offset by decreases in other service charges (down $474 thousand), investment banking fees related to corporate advisory services (down $176 thousand) and human resources consulting revenue (down $149 thousand).

Net Gain/Loss on Securities Transactions. During the six months ended June 30, 2013, the Corporation sold available-for-sale securities with an amortized cost totaling $8.5 billion and realized a net gain of $11 thousand on those sales. These securities were primarily purchased during 2013 and subsequently sold in connection with the Corporation’s tax planning strategies related to the Texas franchise tax. The gross proceeds from the sales of these securities outside of Texas are included in total revenues/receipts from all sources reported for Texas franchise tax purposes, which results in a reduction in the overall percentage of revenues/receipts apportioned to Texas and subjected to taxation under the Texas franchise tax.

During the six months ended June 30, 2012, the Corporation realized a net loss of $121 thousand on the sale of available-for-sale securities. In January 2012, the Corporation purchased $996.4 million of U.S. Treasury securities utilizing excess liquidity as a defensive strategy to lock in the yield on those funds in case the Federal Reserve lowered the rate paid on funds deposited in the Federal Reserve account. Shortly thereafter, U.S. Treasury prices rallied and the Corporation sold the securities, realizing a $2.1 million gain, and concurrently purchased $998.4 million of U.S. Treasury securities having a shorter term to maturity. In March 2012, U.S. Treasury yields increased and the Corporation sold the aforementioned position in U.S. Treasury securities and recognized a $2.6 million loss. The proceeds were concurrently reinvested in U.S. Treasury securities that had a similar yield to the original, longer-term position purchased in January 2012, but with a shorter term to maturity. During the second quarter of 2012, the Corporation sold a municipal security with an amortized cost totaling $5.6 million and realized a $367 thousand gain on the sale. During the first six months of 2012, the Corporation also sold available-for-sale securities with an amortized cost totaling $14.0 billion and realized a net gain of $2 thousand on those sales. These securities were primarily purchased during 2012 and subsequently sold in connection with the Corporation’s aforementioned tax planning strategies related to the Texas franchise tax.

Other Non-Interest Income. Other non-interest income increased $1.6 million, or 25.8% and increased $5.4 million, or 40.6%, for the three and six months ended June 30, 2013 compared to the same periods in 2012. Other non-interest income during the three months ended June 30, 2013 included increases in sundry income from various miscellaneous items (up $952 thousand), mineral interest income related to bonus, rental and shut-in payments and oil and gas royalties received from severed mineral interests on property owned by Main Plaza Corporation, a wholly owned non-banking subsidiary of the Corporation (up $533 thousand), gain on sale of assets (up $526 thousand) and income from customer foreign currency transactions (up approximately $191 thousand). The increase from the aforementioned items was partly offset by decreases in income from securities trading and customer derivative transactions (down $428 thousand) and earnings on the cash surrender value of life insurance policies (down $200 thousand). Other non-interest income during the six months ended June 30, 2013 included increases in gains on the sale of assets/foreclosed assets (up $5.0 million), sundry income from various miscellaneous items (up $1.5 million) and income from customer foreign currency transactions (up approximately $412 thousand). The increase from the aforementioned items was partly offset by a decrease in income from securities trading and customer derivative transactions (down $881 thousand), mineral interest income (down $392 thousand) and earnings on the cash surrender value of life insurance policies (down $376 thousand). During the first quarter of 2013, the Corporation realized a $5.6 million gain related to the sale of a building and parking garage. The Corporation leased back portions of the building through the third quarter of 2013 and the first quarter of 2015. As a result, a portion of the gain was deferred and only $4.5 million of the total $5.6 million gain has been recognized during the six months ended June 30, 2013. The remaining deferred portion of the gain, which totaled $1.1 million, at June 30, 2013 will be recognized ratably over the lease periods. The Corporation also recognized a $251 thousand gain related to the sale of another building during the second quarter of 2013. During the second quarter of 2013, sundry income from various miscellaneous items included a $1.8 million reversal of an accrual related to an acquisition contingency and $312 thousand related to a distribution from a limited partnership investment.

Non-Interest Expense

The components of non-interest expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
Salaries and wages	$66,502	$62,624	$132,967	$126,326
Employee benefits	14,629	14,048	32,620	30,749
Net occupancy	12,645	12,213	24,624	24,010
Furniture and equipment	14,986	13,734	29,171	27,154
Deposit insurance	2,835	2,838	5,724	5,335
Intangible amortization	788	994	1,608	2,005
Other	37,373	36,085	78,858	68,997

Total	$149,758	$142,536	$305,572	$284,576

Total non-interest expense for the three and six months ended June 30, 2013 increased $7.2 million, or 5.1%, and $21.0 million, or 7.4%, compared to the same periods in 2012. Changes in the components of non-interest expense are discussed below.

Salaries and Wages. Salaries and wages for the three and six months ended June 30, 2013 increased $3.9 million, or 6.2%, and $6.6 million, or 5.3%, compared to the same periods in 2012. These increases were primarily related to normal annual merit and market increases and increases in incentive compensation partly offset by decreases in stock-based compensation expense and increases in cost deferrals related to lending activity.

Employee Benefits. Employee benefits expense for the three and six months ended June 30, 2013 increased $581 thousand, or 4.1%, and $1.9 million, or 6.1%, compared to the same periods in 2012. The increase during the three months ended June 30, 2013 was primarily related to increases in expenses related to the Corporation’s 401(k) and profit sharing plans (up

$332 thousand) and payroll taxes (up $253 thousand). The increase during the six months ended June 30, 2013 was primarily related to increases in expenses related to the Corporation’s 401(k) and profit sharing plans (up $1.2 million) and payroll taxes (up $717 thousand) partly offset by a decrease in expenses related to the Corporation’s defined benefit retirement plans (down $143 thousand).

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

Net Occupancy. Net occupancy expense for the three and six months ended June 30, 2013 increased $432 thousand, or 3.5%, and $614 thousand, or 2.6%, compared to the same periods in 2012. The increases were primarily related to increases in lease expense (up $484 thousand and $854 thousand during the three and six months ended June 30, 2013, respectively), decreases in rental income (down $219 thousand and $351 thousand during the three and six months ended June 30, 2013, respectively) and increases in depreciation on leasehold improvements (up $104 thousand and $223 thousand during the three and six months ended June 30, 2013, respectively). These items were partly offset by decreases in service contracts expense (down $212 thousand and $131 thousand during the three and six months ended June 30, 2013, respectively), building depreciation (down $109 thousand and $178 thousand during the three and six months ended June 30, 2013, respectively) and property taxes (down $103 thousand and $190 thousand during the three and six months ended June 30, 2013, respectively), among other things.

Furniture and Equipment. Furniture and equipment expense for the three and six months ended June 30, 2013 increased $1.3 million, or 9.1%, and $2.0 million, or 7.4%, compared to the same periods in 2012. The increase during the three months ended June 30, 2013 was primarily related to increases in service contracts expense (up $310 thousand), software amortization (up $270 thousand), software maintenance (up $260 thousand) and repairs expense (up $149 thousand). The increase during the six months ended June 30, 2013 was primarily related to increases in software maintenance (up $687 thousand), service contracts expense (up $425 thousand), software amortization (up $354 thousand) and repairs expense (up $268 thousand).

Deposit Insurance. Deposit insurance expense totaled $2.8 million and $5.7 million for the three and six months ended June 30, 2013 compared to $2.8 million and $5.3 million for the three and six months ended June 30, 2012. The increase in deposit insurance expense during the first six months of 2013 compared to the same period in 2012 was primarily related to an increase in assets, partly offset by the impact of a decrease in the assessment rate.

Intangible Amortization. Intangible amortization is primarily related to core deposit intangibles and, to a lesser extent, intangibles related to customer relationships and non-compete agreements. Intangible amortization for the three and six months ended June 30, 2013 decreased $206 thousand, or 20.7% and $397 thousand, or 19.8% compared to the same periods in 2012. The decreases in amortization expense are primarily the result of the completion of amortization of certain intangible assets and a reduction in the annual amortization rate of certain intangible assets as the Corporation uses an accelerated amortization approach which results in higher amortization rates during the earlier years of the useful lives of intangible assets.

Other Non-Interest Expense. Other non-interest expense for the three and six months ended June 30, 2013 increased $1.3 million, or 3.6%, and $9.9 million, or 14.3%, compared to the same periods in 2012. Components of other non-interest expense with significant increases during the three months ended June 30, 2013 included advertising/promotions expense (up $985 thousand), partly due to increased promotions for mobile banking products; ATM expense (up $857 thousand), related to a branding arrangement entered into in 2012 that more than doubled the number of ATM machines; and professional services expense (up $659 thousand). The increases in the aforementioned items were partly offset by decreases in losses on the sale/write-down of assets/foreclosed assets (down $1.2 million), sundry losses from various miscellaneous items (down $941 thousand) and regulatory examination fees (down $310 thousand). Losses on the sale/write-down of assets/foreclosed assets included a $700 thousand non-recurring write-down of certain equipment assets in 2012. The increase during the six months ended June 30, 2013 was primarily related to the write-down of certain land and other assets totaling $7.2 million during the first quarter of 2013. Approximately $6.2 million of this amount was related to the write-down of certain long-term bank-owned property in downtown San Antonio that was recently made available for sale. Additionally, other components of other non-interest expense with significant increases during the six months ended June 30, 2013 included ATM expense (up $1.7 million), professional services expense (up $983 thousand), fraud losses (up $610 thousand), donations expense (up $490 thousand), advertising/promotions expense (up $452 thousand) and Visa check card expense (up $433 thousand). The increases in the aforementioned items were partly offset by decreases in regulatory examination fees (down $625 thousand), amortization of net deferred costs related to loan commitments (down $539 thousand) and sundry losses from various miscellaneous items (down $427 thousand).

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
Banking	$56,582	$55,984	$110,135	$114,274
Frost Wealth Advisors	4,263	4,228	7,501	7,619
Non-Banks	(1,182)	(2,150)	(2,785)	(2,798)

Consolidated net income	$59,663	$58,062	$114,851	$119,095

Banking

Net income for the three and six months ended June 30, 2013 increased $598 thousand, or 1.1%, and decreased $4.1 million, or 3.6%, compared to the same periods in 2012. The increase during the three months ended June 30, 2013 was primarily the result of a $4.3 million increase in net interest income, a $3.6 million decrease in income tax expense and a $306 thousand increase in non-interest income partly offset by a $6.4 million increase in non-interest expense and a $1.2 million increase in the provision for loan losses. The decrease during the six months ended June 30, 2013 was primarily the result of a $17.8 million increase in non-interest expense and a $6.1 million increase in the provision for loan losses partly offset by a $7.2 million increase in net interest income, a $7.2 million decrease in income tax expense and a $5.3 million increase in non-interest income.

Net interest income for the three and six months ended June 30, 2013 increased $4.3 million, or 2.9%, and $7.2 million, or 2.4%, compared to the same periods in 2012. The increase primarily resulted from an increase in the average volume of interest-earning assets partly offset by a decrease in the net interest margin. Net interest income included an additional day of interest accrual in the first six months of 2012 due to leap year. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.

The provision for loan losses for the three and six months ended June 30, 2013 totaled $3.6 million and $9.6 million compared to $2.4 million and $3.5 million for the same periods in 2012. The increase during the six months ended June 30, 2013 was impacted by a $15.0 million charge-off related to a single commercial and industrial loan relationship during the first quarter of 2013. See the analysis of the provision for loan losses included in the section captioned “Allowance for Loan Losses” included elsewhere in this discussion.

Non-interest income for the three and six months ended June 30, 2013 increased $306 thousand, or 0.7%, and $5.3 million, or 5.9%, compared to the same periods in 2012. The increase during the three months ended June 30, 2013 was primarily related to an increase in other non-interest income partly offset by a decreases in service charges on deposits and net gains on securities transaction). The increase in other-non-interest income was partly related to the reversal of an accrual related to an acquisition contingency, a distribution from a limited partnership investment and gain related to the sale of a building during the second quarter of 2013. The increase during the six months ended June 30, 2013 was primarily due to increases in other non-interest income and insurance commissions and fees partly offset by a decreases in service charges on deposits. In addition to the aforementioned items impacting other non-interest income, during the first quarter of 2013, the Banking segment realized a $5.6 million gain related to the sale of a building and parking garage. The Banking segment leased back portions of the building through the third quarter of 2013 and the first quarter of 2015. As a result, a portion of the gain was deferred and only $4.5 million of the total $5.6 million gain has been recognized as a component of other non-interest income during the six months ended June 30, 2013. The increase in insurance commissions and fees during the six months ended June 30, 2013 was primarily due to increases in commission income and contingent commissions. The decreases in services charges on deposit accounts during the three and six months ended June 30, 2013 were primarily due to decreases in service charges on commercial accounts. See the analysis of these items included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for the three months and six months ended June 30, 2013 increased $6.4 million, or 5.3%, and increased $17.8 million, or 7.4%, compared to the same periods in 2012. The increase during the three months ended June 30, 2013 was primarily due to increases in salaries and wages and employee benefits, other non-interest expense and furniture and equipment expense. The increase during the six months ended June 30, 2013 was primarily due to increases in other non-interest expense, salaries and wages and employee benefits and furniture and equipment expense. The increase in other non-interest expense during the six months ended June 30, 2013 was primarily related to the write-down of certain land and other assets totaling $7.2 million during the first quarter of 2013. Approximately $6.2 million of this amount was related to the write-down of certain long-term bank-owned property in downtown San Antonio that was recently made available for sale. Other non-interest expense during the three and six months ended June 30, 2013 was also impacted by increases in ATM expense, advertising/promotions expense and professional services expense, among other things. The increases in salaries and wages during the three and six months ended June 30, 2013 were primarily related to normal annual merit and market increases and increases in incentive compensation partly offset by decreases in stock-based compensation expense and increases in cost deferrals related to lending activity. The increases in furniture and equipment expense during the three and six months ended June 30, 2013 were primarily due to increases in software maintenance, service contract expenses, software amortization and repairs expense. The increases in employee benefits expense were primarily related to increases in expenses related to the Corporation’s 401(k) and profit sharing plans and an increase in payroll taxes. See the analysis of these items included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $9.3 million and $22.5 million during the three and six months ended June 30, 2013 and $9.2 million and $21.7 million during the three and six months ended June 30, 2012. The increase during the three months ended June 30, 2013 was related to an increase in commission income. The increase during the six months ended June 30, 2013 was related to an increase in commission income and, to a lesser extent, contingent commissions. See the analysis of insurance commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion. Frost Insurance Agency also had consulting revenues totaling $364 thousand and $713 thousand during the three and six months ended June 30, 2013 and $477 thousand and $862 thousand during the three and six months ended June 30, 2012. Consulting revenues are reported as a component of other charges, commissions and fees and were primarily related to the acquisition of Stone Partners during the first quarter of 2012.

Frost Wealth Advisors

Net income for the three and six months ended June 30, 2013 increased $35 thousand, or 0.8%, and decreased $118 thousand, or 1.5%, compared to the same periods in 2012. The increase during the three months ended June 30, 2013 was primarily due to a $2.0 million increase in non-interest income mostly offset by a $1.6 million increase in non-interest expense and a $372 thousand decrease in net interest income. The decrease during the six months ended June 30, 2013 was primarily due to a $3.1 million increase in non-interest expense and an $832 thousand decrease in net interest income mostly offset by a $3.7 million increase in non-interest income.

Net interest income for the three and six months ended June 30, 2013 decreased $372 thousand, or 18.5%, and $832 thousand, or 20.4%, compared to the same periods in 2012. The decrease in net interest income was partly due to a decrease in the funds transfer price received for providing those funds.

Non-interest income for the three and six months ended June 30, 2013 increased $2.0 million, or 8.3%, and $3.7 million, or 7.7%, compared to the same periods in 2012. The increases during the three and six months ended June 30, 2013 were primarily due to increases in trust and investment management fees (up $1.3 million during the three months ended June 30, 2013 and $2.5 million during the six months ended June 30, 2013) and other charges, commissions and fees (up $800 thousand during the three months ended June 30, 2013 and $1.3 million during the six months ended June 30, 2013).

Trust and investment management fee income is the most significant income component for Frost Wealth Advisors. Investment fees are the most significant component of trust and investment management fees, making up approximately 67% of total trust and investment management fees for the first six months of 2013. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. The increase in trust and investment management fee income during the three months ended June 30, 2013 compared to the same period in 2012 was primarily the result of an increase in trust investment fees and securities lending income partly offset by a decrease in estate fees. The increase in trust and investment management fee income during the six months ended June 30, 2013 compared to the same period in 2012 was primarily the result of an increase in trust investment fees, securities lending income and custody fees partly offset by a decrease in estate fees. See the analysis of trust and investment management fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

The increases in other charges, commissions and fees during the three and six months ended June 30, 2013 compared to the same periods in 2012 was primarily due to increases in income related to sale of mutual funds and annuities.

Non-interest expense for the three and six months ended June 30, 2013 increased $1.6 million, or 8.0%, and $3.1 million, or 7.5%, compared to the same periods in 2012. The increases were primarily due to a increases in salaries and wages (up $956 thousand and $1.8 million, respectively), other non-interest expense (up $472 thousand and $851 thousand, respectively) and employee benefits (up $141 thousand and $404 thousand, respectively). The increases in salaries and wages were primarily related to normal annual merit and market increases. The increases in other non-interest expense were related to increases in various miscellaneous categories of expense and overhead cost allocations. The increases in employee benefits were related to increases in payroll taxes and 401(k) plan expenses and, during the six months ended June 30, 2013, profit sharing plan expenses.

Non-Banks

The Non-Banks segment had a net loss of $1.2 million and $2.8 million for the three and six months ended June 30, 2013 compared to a net loss of $2.2 million and $2.8 million for the same periods in 2012. The decrease in the net loss during the three months ended June 30, 2013 was primarily due to a $773 thousand decrease in non-interest expense, a $407 thousand increase in non-interest income and a $70 thousand decrease in net interest expense partly offset by a $282 thousand increase in income tax expense. During the second quarter of 2012, non-interest expense included a $700 thousand non-recurring write-down of certain equipment assets. The increase in non-interest income was primarily related to an increase in mineral interest income related to bonus, rental and shut-in payments and oil and gas royalties received from severed mineral interests on property owned by Main Plaza Corporation, a wholly-owned non-banking subsidiary of the Corporation. During the six months ended June 30, 2013, a $690 thousand decrease in net interest expense was for the most part offset by a $519 thousand decrease in non-interest income and a $150 thousand increase in non-interest expense. The decrease in net interest expense was related to a decrease in the interest rate paid on the Corporation’s $100 million fixed-to-floating rate subordinated notes, which changed to a floating interest rate during the first quarter of 2012. The decrease in non-interest income was primarily related to decreased mineral interest income. The increase in non-interest expense was partly related to a $923 thousand write-off of certain premises and equipment assets during the first quarter of 2013.

Income Taxes

The Corporation recognized income tax expense of $12.7 million and $26.3 million, for an effective tax rate of 17.5% and 18.6% for the three and six months ended June 30, 2013 compared to $16.0 million and $33.5 million, for an effective tax rate of 21.6% and 22.0% for the three and six months ended June 30, 2012. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies. The decrease in the effective tax rate during 2013 was partly related to an increase in the relative proportion of tax-exempt income.

Average Balance Sheet

Average assets totaled $22.2 billion for the six months ended June 30, 2013 representing an increase of $2.1 billion, or 10.2%, compared to average assets for the same period in 2012. The increase was primarily reflected in earning assets, which increased $2.1 billion, or 11.4%, during the first six months of 2013 compared to the first six months of 2012. The increase in earning assets was primarily due to a $1.0 billion increase in average interest-bearing deposits, a $999.4 million increase in average loans and an $84.9 million increase in average securities. The growth in average interest-earning assets was primarily funded by an increase in deposits. Total deposits averaged $18.7 billion for the first six months of 2013, increasing $2.1 billion, or 12.7%, compared to the same period in 2012. Average interest-bearing accounts totaled 60.3% of average total deposits during the first six months of both 2013 and 2012.

Loans

Loans were as follows as of the dates indicated:

	June 30, 2013	Percentage of Total	December 31, 2012	Percentage of Total
Commercial and industrial:
Commercial	$4,292,893	46.5%	$4,357,100	47.2%
Leases	304,717	3.3	278,535	3.0
Asset-based	175,007	1.9	192,977	2.1

Total commercial and industrial	4,772,617	51.7	4,828,612	52.3

Commercial real estate:
Commercial mortgages	2,552,174	27.6	2,495,481	27.1
Construction	588,743	6.4	608,306	6.6
Land	230,351	2.5	216,008	2.3

Total commercial real estate	3,371,268	36.5	3,319,795	36.0

Consumer real estate:
Home equity loans	318,339	3.4	310,675	3.4
Home equity lines of credit	193,464	2.1	186,522	2.0
1-4 family residential mortgages	33,671	0.4	38,323	0.4
Construction	13,654	0.1	17,621	0.2
Other	226,077	2.5	224,206	2.4

Total consumer real estate	785,205	8.5	777,347	8.4

Total real estate	4,156,473	45.0	4,097,142	44.4

Consumer and other:
Consumer installment	318,824	3.4	311,310	3.4
Other	6,498	0.1	8,435	0.1

Total consumer and other	325,322	3.5	319,745	3.5
Unearned discounts	(21,869)	(0.2)	(21,651)	(0.2)

Total loans	$9,232,543	100.0%	$9,223,848	100.0%

Loans increased $8.7 million, or 0.1%, compared to December 31, 2012. The majority of the Corporation’s loan portfolio is comprised of commercial and industrial loans and real estate loans. Commercial and industrial loans made up 51.7% and 52.3% of total loans at June 30, 2013 and December 31, 2012, respectively, while real estate loans made up 45.0% and 44.4% of total loans, respectively, at those dates. Real estate loans include both commercial and consumer balances.

Commercial and industrial loans decreased $56.0 million, or 1.2%, during the first six months of 2013. The Corporation’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Corporation’s loan policy guidelines. The commercial and industrial loan portfolio also includes the commercial lease and asset-based lending portfolios as well as purchased shared national credits (“SNC“s) which are discussed in more detail below.

Purchased shared national credits are participations purchased from upstream financial organizations and tend to be larger in size than the Corporation’s originated portfolio. The Corporation’s purchased SNC portfolio totaled $615.6 million at June 30, 2013, decreasing $12.4 million, or 2.0%, from $628.0 million at December 31, 2012. At June 30, 2013, 51.4% of outstanding purchased SNCs was related to the energy industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the commercial and industrial portfolio, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of the Corporation’s customers. As a matter of policy, the Corporation generally only participates in SNCs for companies headquartered in or which have significant operations within the Corporation’s market areas. In addition, the Corporation must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.

Real estate loans increased $59.3 million, or 1.4%, during the first six months of 2013. Real estate loans include both commercial and consumer balances. Commercial real estate loans totaled $3.4 billion at June 30, 2013 and represented 81.1% of total real estate loans. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. The Corporation’s primary focus for its commercial real estate portfolio has been growth in loans secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan.

The consumer loan portfolio, including all consumer real estate and consumer installment loans, totaled $1.1 billion at both June 30, 2013 and December 31, 2012. Consumer real estate loans, increased $7.9 million, or 1.0%, from December 31, 2012. Combined, home equity loans and lines of credit made up 65.2% and 64.0% of the consumer real estate loan total at June 30, 2013 and December 31, 2012, respectively. The Corporation offers home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans. In general, the Corporation no longer originates 1-4 family mortgage loans, however, from time to time, the Corporation may invest in such loans to meet the needs of its customers. Consumer installment loans, increased $7.5 million, or 2.4%, from December 31, 2012. The consumer installment loan portfolio primarily consists of automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents, and other similar types of credit facilities

Non-Performing Assets

Non-performing assets and accruing past due loans are presented in the table below. Troubled debt restructurings on non-accrual status are reported as non-accrual loans. Troubled debt restructurings on accrual status are reported separately.

	June 30,	December 31,
	2013	2012
Non-accrual loans:
Commercial and industrial	$41,018	$46,308
Commercial real estate	42,630	39,731
Consumer real estate	2,379	2,773
Consumer and other	687	932

Total non-accrual loans	86,714	89,744
Restructured loans	1,900	—
Foreclosed assets:
Real estate	13,047	15,152
Other	—	350

Total foreclosed assets	13,047	15,502

Total non-performing assets	$101,661	$105,246

Ratio of non-performing assets to:
Total loans and foreclosed assets	1.10%	1.14%
Total assets	0.45	0.46
Accruing past due loans:
30 to 89 days past due	$39,676	$35,969
90 or more days past due	11,224	6,994

Total accruing past due loans	$50,900	$42,963

Ratio of accruing past due loans to total loans:
30 to 89 days past due	0.43%	0.39%
90 or more days past due	0.12	0.08

Total accruing past due loans	0.55%	0.47%

Non-performing assets include non-accrual loans, troubled debt restructurings and foreclosed assets. Non-performing assets at June 30, 2013 decreased $3.6 million from December 31, 2012. The level of non-performing assets during the comparable periods is reflective of weaker economic conditions which began in the latter part of 2008, although the level of classified assets has trended downward since the first quarter of 2012. Non-accrual commercial and industrial loans included two credit relationships in excess of $5 million totaling $12.8 million at June 30, 2013 and three credit relationships in excess of $5 million totaling $27.8 million at December 31, 2012. Non-accrual real estate loans primarily consist of land development, 1-4 family residential construction credit relationships and loans secured by office buildings and religious facilities. Non-accrual commercial real estate loans included two credit relationships in excess of $5 million totaling $18.2 million at both June 30, 2013 and December 31, 2012. Approximately $3.5 million and $15.0 million of the non-accrual commercial and industrial loans at June 30, 2013 and December 31, 2012, respectively, and $12.6 million of the non-accrual commercial real estate loans at both June 30, 2013 and December 31, 2012 pertained to the same customer.

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

Foreclosed assets represent property acquired as the result of borrower defaults on loans. Foreclosed assets are recorded at estimated fair value, less estimated selling costs, at the time of foreclosure. Regulatory guidelines require the Corporation to reevaluate the fair value of foreclosed assets on at least an annual basis. The Corporation’s policy is to comply with the regulatory guidelines. Write-downs are provided for subsequent declines in value and are included in other non-interest expense along with other expenses related to maintaining the properties. Write-downs of foreclosed assets totaled $657 thousand and $1.3 million, during the six months ended June 30, 2013 and 2012, respectively. There were no significant concentrations of any properties, to which the aforementioned write-downs relate, in any single geographic region.

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At June 30, 2013 and December 31, 2012, the Corporation had $7.8 million and $10.7 million in loans of this type which are not included in either of the non-accrual or 90 days past due loan categories. At June 30, 2013, potential problem loans consisted of four credit relationships. Of the total outstanding balance at June 30, 2013, 38.6% related to a customer in the health care industry, 25.7% related to a customer in manufacturing and 21.7% related to a customer in commercial real estate. Weakness in these companies’ operating performance has caused the Corporation to heighten the attention given to these credits.

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

The table below provides, as of the dates indicated, an allocation of the allowance for loan losses by loan type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	June 30,	December 31,
	2013	2012
Commercial and industrial	$50,814	$54,164
Commercial real estate	23,573	29,346
Consumer real estate	4,917	5,252
Consumer and other	4,130	3,507
Unallocated	9,966	12,184

Total	$93,400	$104,453

The reserve allocated to commercial and industrial loans at June 30, 2013 decreased $3.4 million compared to December 31, 2012. The decrease was primarily related to decreases in historical valuation allowances due to decreases in the historical loss allocation factors applied to certain categories of non-classified and classified commercial and industrial loans. The decrease was also partly related to a decrease in the environmental risk adjustment. Although the environmental risk adjustment factor at June 30, 2013 increased compared to December 31, 2012, the dollar amount of the environmental risk adjustment decreased $1.7 million from $6.6 million at December 31, 2012 to $4.9 million at June 30, 2013 as a result of the aforementioned decreases in the base historical loss allocation factors to which the environmental risk adjustment factor is applied. The reserve allocated to commercial and industrial loans at June 30, 2013 compared to December 31, 2012 was also impacted by an increase in the reserve allocation for distressed industries, a decrease in the adjustment for recoveries and an increase in the reserve allocated for highly leveraged credit relationships. The distressed industries allocation related to commercial and industrial loans increased $2.1 million from $5.9 million at December 31, 2012 to $8.0 million at June 30, 2013. The increase was primarily related to an increase in the volume of loans to contractors combined with an increase in the spread by which the weighted-average risk grade of this portfolio exceeds the weighted-average risk grade of the commercial and industrial loan portfolio as a whole. The adjustment for recoveries decreased $2.2 million from $4.9 million at December 31, 2012 to $2.7 million at June 30, 2013 primarily due to the lower level of recoveries experienced in the first six months of 2013 relative to the trailing four quarters. The reserve allocated for highly leveraged credit relationships increased $1.6 million from $2.9 million at December 31, 2012 to $4.5 million at June 30, 2013 primarily due to an increase in the volume of such credit relationships.

Classified commercial and industrial loans (loans having a risk grade of 11, 12 or 13) totaled $98.2 million at June 30, 2013 compared to $100.1 million at December 31, 2012. Specific allocations of the allowance for loan losses related to commercial and industrial loans totaled $4.2 million at June 30, 2013 compared to $5.1 million at December 31, 2012.

The reserve allocated to commercial real estate loans at June 30, 2013 decreased $5.8 million compared to December 31, 2012. The decrease was mostly related to decreases in the historical valuation allowances related to pass and watch grade commercial real estate loans due to decreases in the historical loss allocation factors applied to such loans. The reserve allocated to commercial real estate loans at June 30, 2013 compared to December 31, 2012 was also partly impacted by a decrease in the allocation for excessive industry concentrations (down $1.5 million), a decrease in the reserve allocation for distressed industries (down $670 thousand) and a decrease in the environmental risk adjustment (down $609 thousand).

Classified commercial real estate loans totaled $106.3 million at June 30, 2013 compared to $118.1 million at December 31, 2012. Specific allocations of the allowance for loan losses related to commercial real estate loans totaled $3.3 million at June 30, 2013 compared to $3.1 million at December 31, 2012. The environmental adjustment factor resulted in additional general valuation allowances for commercial real estate loans totaling $3.1 million at June 30, 2013 and $3.7 million at December 31, 2012. The distressed industries allocation related to commercial real estate loans totaled $512 thousand at June 30, 2013 and $1.2 million at December 31, 2012.

The reserve allocated to consumer real estate loans at June 30, 2013 decreased $335 thousand compared to December 31, 2012 as decreases in historical valuation allowances as well as decreases in the allocation for loans that did not undergo a separate, independent concurrence review during the underwriting process and the environmental risk adjustment were partly offset by a decrease in the adjustment for recoveries.

The reserve allocated to consumer and other loans at June 30, 2013 increased $623 thousand compared to December 31, 2012. The increase was primarily related to an increase in the historical valuation allowance due to an increase in the historical loss allocation factor applied to consumer and other loans and an increase in the environmental risk adjustment. The increase from these items was partly offset by a decrease in the allocation for loans that did not undergo a separate, independent concurrence review during the underwriting process and an increase in the adjustment for recoveries.

The unallocated portion of the allowance for loan losses represents general valuation allowances that are not allocated to specific loan portfolio segments. See Note 3 – Loans in the accompanying notes to consolidated financial statements for information regarding the components of the unallocated portion of the allowance. The unallocated portion of the allowance for loan losses at June 30, 2013 decreased $2.2 million compared to December 31, 2012. This decrease was primarily due to a decrease in the allocation for general macroeconomic risk (down $2.0 million) and a decrease in the allocation for loans with policy exceptions (down $276 thousand) partly offset by an increase in the allocation for credit and/or collateral exceptions that exceed specified risk grades (up $72 thousand). The decrease in the allocation for general macroeconomic risk is reflective of improving trends in certain components of the Texas Leading Index and, aside from a $15.0 million charge-off discussed below related to a single customer relationship which was not considered to be indicative of a decline in the overall credit quality of the Corporation’s loan portfolio, the trend in net charge-offs has continued to improve. The overall level of classified commercial and industrial and commercial real estate loans decreased approximately $13.7 million, or 6.3%, at June 30, 2013 compared to December 31, 2012 while the overall weighted-average risk grades of these portfolios decreased slightly to 6.37% at June 30, 2013 from 6.39% at December 31, 2012.

Activity in the allowance for loan losses is presented in the following table.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
Balance at beginning of period	$93,589	$107,181	$104,453	$110,147

Provision for loan losses	3,575	2,355	9,575	3,455

Charge-offs:
Commercial and industrial	(3,586)	(4,474)	(20,738)	(7,486)
Commercial real estate	(415)	(353)	(681)	(3,195)
Consumer real estate	(159)	(606)	(495)	(895)
Consumer and other	(2,374)	(2,229)	(4,551)	(4,214)

Total charge-offs	(6,534)	(7,662)	(26,465)	(15,790)

Recoveries:
Commercial and industrial	703	1,294	1,328	2,635
Commercial real estate	287	858	882	1,350
Consumer real estate	174	87	234	610
Consumer and other	1,606	1,535	3,393	3,241

Total recoveries	2,770	3,774	5,837	7,836

Net charge-offs	(3,764)	(3,888)	(20,628)	(7,954)

Balance at end of period	$93,400	$105,648	$93,400	$105,648

Ratio of allowance for loan losses to:
Total loans	1.01%	1.24%	1.01%	1.24%
Non-accrual loans	1.08	114.52	1.08	114.52

Ratio of annualized net charge-offs to average total loans	0.16	0.19	0.45	0.20

The provision for loan losses increased $1.2 million, or 51.8%, during the three months ended June 30, 2013 and increased $6.1 million, or 177.1%, during the six months ended June 30, 2013 compared to the same periods in 2012. During the first six months of 2013, the Corporation recognized a $15.0 million charge-off related to a single commercial and industrial loan relationship. The loan was not past due or previously considered to be a non-performing, impaired or potential problem loan; however, in April 2013, the borrower entered into bankruptcy proceedings. The level of the provision for loan losses during the first six months of 2013 was impacted by this charge-off. Net charge-offs during the three months ended June 30, 2013 decreased $124 thousand while net charge-offs during the six months ended June 30, 2013 increased $12.7 million, compared in each case, to the same periods in 2012. Excluding the $15.0 million charge-off related to a single commercial and industrial loan relationship, net charge-offs would have been $5.6 million, or 0.12% of average loans (on an annualized basis) during the first six months of 2013. This compares to net charge-offs of $7.9 million, or 0.20% of average loans (on an annualized basis) during the first six months of 2012, evidencing the otherwise positive trend in net charge-offs and the overall credit quality of the Corporation’s loan portfolio.

The ratio of the allowance for loan losses to total loans decreased 12 basis points from 1.13% at December 31, 2012 to 1.01% at June 30, 2013. Management believes the recorded amount of the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, the Corporation’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

Capital and Liquidity

Capital. Shareholders’ equity totaled $2.4 billion at both June 30, 2013 and December 31, 2012. In addition to net income of $114.9 million, other sources of capital during the six months ended June 30, 2013 included $144.5 million related to newly issued preferred stock, $34.2 million in proceeds from stock option exercises and $5.0 million related to stock-based compensation. Uses of capital during the six months ended June 30, 2013 included $144.0 million related to an accelerated share repurchase program, $61.6 million of dividends paid on preferred and common stock, other comprehensive loss, net of tax, of $82.4 million and tax deficiencies related to stock option exercises of $73 thousand.

The accumulated other comprehensive income/loss component of shareholders’ equity totaled a net, after-tax, unrealized gain of $155.6 million at June 30, 2013 compared to a net, after-tax, unrealized gain of $238.0 million at December 31, 2012. The decrease was primarily due to a combined $73.8 million net after-tax decrease in the net unrealized gain on securities available for sale and securities transferred to held to maturity and a $10.7 million net after-tax decrease in the accumulated net gain on effective cash flow hedges partly offset by a $2.1 million net after-tax decrease in the net actuarial loss of the Corporation’s defined benefit post-retirement benefit plans.

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

The Corporation paid quarterly dividends of $0.48 and $0.50 per common share during the first and second quarters of 2013 and quarterly dividends of $0.46 and $0.48 per common share during the first and second quarters of 2012. This equates to a dividend payout ratio of 52.1% and 53.0% during the first and second quarters of 2013 and 46.3% and 50.8% during the first and second quarters of 2012. Under the terms of the Series A Preferred Stock, the ability of the Corporation to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of its common stock or any securities of the Corporation that rank junior to the Series A Preferred Stock is subject to certain restrictions in the event that the Corporation does not declare and pay dividends on the Series A Preferred Stock for the most recent dividend period.

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

Basel III Capital Rules. In July 2013, the Corporation’s primary federal regulator, the Federal Reserve, published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including Cullen/Frost and Frost Bank, compared to the current U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach, which was derived from Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel III Capital Rules are effective for Cullen/Frost and Frost Bank on January 1, 2015 (subject to a phase-in period). Management believes that, as of June 30, 2013, Cullen/Frost and Frost Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective. See Note 7 – Capital and Regulatory Matters for additional information regarding the Basel III Capital Rules.

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

The liquidity position of the Corporation is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in the Corporation’s asset/liability management process. The Corporation regularly models liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into the Corporation’s contingency funding plan, which provides the basis for the identification of the Corporation’s liquidity needs. As of June 30, 2013, management is not aware of any events that are reasonably likely to have a material adverse effect on the Corporation’s liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity, including the Basel III liquidity framework, which, if implemented, would have a material adverse effect on the Corporation.

Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 7 – Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At June 30, 2013, Cullen/Frost had liquid assets, including cash and resell agreements, totaling $277.1 million, which included $1.3 million in cash collateral on deposit with other financial institution counterparties to interest rate swap transactions.

Accounting Standards Updates

See Note 17 - Accounting Standards Updates in the accompanying notes to consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on the Corporation’s financial statements.

Consolidated Average Balance Sheets and Interest Income Analysis - Quarter To Date

(Dollars in thousands - taxable-equivalent basis)

	June 30, 2013			June 30, 2012
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Assets:
Interest-bearing deposits	$2,309,653	$1,498	0.26%	$1,380,380	$903	0.26%
Federal funds sold and resell agreements	24,302	29	0.48	33,039	33	0.40
Securities:
Taxable	5,619,568	25,485	1.86	6,705,624	34,399	2.11
Tax-exempt	3,307,588	48,001	5.86	2,218,519	35,440	6.94

Total securities	8,927,156	73,486	3.36	8,924,143	69,839	3.27
Loans, net of unearned discounts	9,207,289	104,790	4.56	8,267,721	99,776	4.85

Total Earning Assets and Average Rate Earned	20,468,400	179,803	3.55	18,605,283	170,551	3.75
Cash and due from banks	552,237			551,863
Allowance for loan losses	(93,847)			(107,697)
Premises and equipment, net	306,625			324,350
Accrued interest and other assets	998,754			1,027,443

Total Assets	$22,232,169			$20,401,242

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$6,795,334			$6,116,737
Correspondent banks	304,613			323,003
Public funds	352,387			389,461

Total non-interest-bearing demand deposits	7,452,334			6,829,201
Interest-bearing deposits:
Private accounts
Savings and interest checking	3,529,731	375	0.04	2,944,130	416	0.06
Money market deposit accounts	6,394,561	2,709	0.17	5,716,406	3,020	0.21
Time accounts	981,273	642	0.26	1,028,597	959	0.37
Public funds	413,095	156	0.15	363,332	152	0.17

Total interest-bearing deposits	11,318,660	3,882	0.14	10,052,465	4,547	0.18

Total deposits	18,770,994			16,881,666
Federal funds purchased and repurchase agreements	514,221	29	0.02	621,114	34	0.02
Junior subordinated deferrable interest debentures	123,712	1,690	5.46	123,712	1,711	5.53
Subordinated notes payable and other notes	100,000	236	0.94	100,000	287	1.15
Federal Home Loan Bank advances	—	—	—	18	—	6.00

Total Interest-Bearing Funds and Average Rate Paid	12,056,593	5,837	0.19	10,897,309	6,579	0.24

Accrued interest and other liabilities	278,292			327,559

Total Liabilities	19,787,219			18,054,069
Shareholders’ Equity	2,444,950			2,347,173

Total Liabilities and Shareholders’ Equity	$22,232,169			$20,401,242

Net interest income		$173,966			$163,972

Net interest spread			3.36%			3.51%

Net interest income to total average earning assets			3.43%			3.61%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis-Year-to-Date

(Dollars in thousands - taxable-equivalent basis)

	June 30, 2013			June 30, 2012
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$2,255,128	$2,851	0.25%	$1,240,624	$1,833	0.30%
Federal funds sold and resell agreements	20,341	51	0.51	23,530	48	0.41
Securities:
Taxable	5,727,489	52,862	1.90	6,685,501	70,465	2.17
Tax-exempt	3,280,537	94,485	5.82	2,237,643	71,463	6.94

Total securities	9,008,026	147,347	3.34	8,923,144	141,928	3.32
Loans, net of unearned discounts	9,158,225	208,304	4.59	8,158,845	198,607	4.90

Total Earning Assets and Average Rate Earned	20,441,720	358,553	3.56	18,346,143	342,416	3.82
Cash and due from banks	565,899			564,899
Allowance for loan losses	(99,472)			(109,742)
Premises and equipment, net	311,955			323,590
Accrued interest and other assets	1,002,519			1,035,844

Total Assets	$22,222,621			$20,160,734

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$6,759,181			$5,879,952
Correspondent banks	319,940			326,721
Public funds	362,615			407,412

Total non-interest-bearing demand deposits	7,441,736			6,614,085
Interest-bearing deposits:
Private accounts
Savings and interest checking	3,533,484	753	0.04	2,899,312	841	0.06
Money market deposit accounts	6,347,703	5,442	0.17	5,699,535	5,989	0.21
Time accounts	988,181	1,381	0.28	1,036,803	1,985	0.39
Public funds	436,104	314	0.15	389,645	304	0.16

Total interest-bearing deposits	11,305,472	7,890	0.14	10,025,295	9,119	0.18

Total deposits	18,747,208			16,639,380
Federal funds purchased and repurchase agreements	523,416	59	0.02	627,208	68	0.02
Junior subordinated deferrable interest debentures	123,712	3,363	5.44	123,712	3,385	5.47
Subordinated notes payable and other notes	100,000	474	0.95	100,000	1,164	2.33
Federal Home Loan Bank advances	2	—	6.00	21	1	6.00

Total Interest-Bearing Funds and Average Rate Paid	12,052,602	11,786	0.20	10,876,236	13,737	0.25

Accrued interest and other liabilities	290,341			338,275

Total Liabilities	19,784,679			17,828,596
Shareholders’ Equity	2,437,942			2,332,138

Total Liabilities and Shareholders’ Equity	$22,222,621			$20,160,734

Net interest income		$346,767			$328,679

Net interest spread			3.36%			3.57%

Net interest income to total average earning assets			3.44%			3.67%

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

For modeling purposes, as of June 30, 2013, the model simulations projected that a 100 basis point increase in interest rates would result in a negative variance in net interest income of 0.4% and a 200 basis point increase in interest rates would result in a positive variance in net interest income of 0.4%, relative to the base case over the next 12 months, while a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 2.5% relative to the base case over the next 12 months. The June 30, 2013 model simulations were impacted by the assumption, for modeling purposes, that the Corporation will begin to pay interest on demand deposits in the third quarter of 2013, as further discussed below. As of June 30, 2012, the model simulations projected that 100 and 200 basis point increases in interest rates would result in negative variances in net interest income of 1.0% and 1.4%, respectively, relative to the base case over the next 12 months, while a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 1.7% relative to the base case over the next 12 months. The June 30, 2012 model simulations were impacted by the assumption, for modeling purposes, that the Corporation will begin to pay interest on demand deposits in the third quarter of 2012. The likelihood of a decrease in interest rates beyond 25 basis points as of June 30, 2013 and 2012 was considered to be remote given prevailing interest rate levels.

Financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) repealed the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. Although the ultimate impact of this legislation on the Corporation has not yet been determined, the Corporation may begin to incur interest costs associated with demand deposits in the future as market conditions warrant. If this were to occur, the Corporation’s balance sheet would likely become more liability sensitive. Because the interest rate that will ultimately be paid on these demand deposits depends upon a variety of factors, some of which are beyond the Corporation’s control, the Corporation assumed an aggressive pricing structure for the purposes of the model simulations discussed above with interest payments beginning in the third quarter of 2013. Should the actual interest rate paid on demand deposits be less than the rate assumed in the model simulations, or should the interest rate paid for demand deposits become an administered rate with less direct correlation to movements in general market interest rates, the Corporation’s balance sheet could be more asset sensitive than the model simulations currently indicate.

The Corporation experienced significant growth in deposits during 2011 and 2012 which funded a significant increase in fixed-rate securities. During the first six months of 2012, higher-levels of fixed-rate securities coupled with the assumption, for modeling purposes, that the Corporation would begin paying interest on demand deposits that were previously non-interest-bearing as a result of the aforementioned legislation, resulted in the model simulations as of June 30, 2012 indicating that the Corporation’s balance sheet would become more liability sensitive. The model simulations as of June 30, 2013 indicate that the Corporation’s balance has become more asset sensitive in comparison to June 30, 2012 primarily due to a decrease in the relative proportion earning assets invested in fixed-rate securities and increases in the relative proportion of interest earning assets invested in variable rate interest-bearing deposits and loans.

As of June 30, 2013, the effects of a 200 basis point increase and a 25 basis point decrease in interest rates on the Corporation’s derivative holdings would not result in a significant variance in the Corporation’s net interest income.

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

The following table provides information with respect to purchases made by or on behalf of the Corporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation’s common stock during the three months ended June 30, 2013. Dollar amounts in thousands.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plan at the End of the Period
April 1, 2013 to April 30, 2013	—	$—	—	$34,800
May 1, 2013 to May 31, 2013	—	—	—	34,800
June 1, 2013 to June 30, 2013	—	—	—	34,800

Total	—	$—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Corporation’s Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Corporation’s Chief Financial Officer

32.1+	Section 1350 Certification of the Corporation’s Chief Executive Officer

32.2+	Section 1350 Certification of the Corporation’s Chief Financial Officer

101	Interactive Data File
+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cullen/Frost Bankers, Inc.
(Registrant)

Date: July 24, 2013	By:	/s/ Phillip D. Green
Phillip D. Green
Group Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer, Principal Financial
Officer and Principal Accounting Officer)