Form 10-Q
period 2013-09-30
CULLEN/FROST BANKERS, INC.
filed 2013-10-30
CIK 39263

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2013
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of October 24, 2013, there were 60,497,866 shares of the registrant’s Common Stock, $.01 par value, outstanding.

Cullen/Frost Bankers, Inc.
Quarterly Report on Form 10-Q
September 30, 2013

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Cullen/Frost Bankers, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	September 30, 2013	December 31, 2012
Assets:
Cash and due from banks	$679,301	$790,106
Interest-bearing deposits	3,635,487	2,650,425
Federal funds sold and resell agreements	5,273	84,448
Total cash and cash equivalents	4,320,061	3,524,979
Securities held to maturity, at amortized cost	3,156,146	2,956,381
Securities available for sale, at estimated fair value	5,569,791	6,203,299
Trading account securities	15,289	30,074
Loans, net of unearned discounts	9,306,454	9,223,848
Less: Allowance for loan losses	(93,147)	(104,453)
Net loans	9,213,307	9,119,395
Premises and equipment, net	306,638	315,934
Goodwill	535,509	535,509
Other intangible assets, net	5,759	8,147
Cash surrender value of life insurance policies	140,404	138,005
Accrued interest receivable and other assets	266,856	292,346
Total assets	$23,529,760	$23,124,069

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$8,101,773	$8,096,937
Interest-bearing deposits	11,877,121	11,400,429
Total deposits	19,978,894	19,497,366
Federal funds purchased and repurchase agreements	587,137	561,061
Junior subordinated deferrable interest debentures	123,712	123,712
Other long-term borrowings	100,000	100,007
Accrued interest payable and other liabilities	258,849	424,441
Total liabilities	21,048,592	20,706,587

Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; 6,000,000 Series A shares ($25 liquidation preference) issued at September 30, 2013, none issued at December 31, 2012	144,486	—
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 60,492,315 shares issued at September 30, 2013 and 61,479,189 shares issued at December 31, 2012	617	615
Additional paid-in capital	719,972	702,968
Retained earnings	1,546,101	1,475,851
Accumulated other comprehensive income, net of tax	145,727	238,048
Treasury stock, at cost; 1,140,149 shares at September 30, 2013, none at December 31, 2012	(75,735)	—
Total shareholders’ equity	2,481,168	2,417,482
Total liabilities and shareholders’ equity	$23,529,760	$23,124,069
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income:
Loans, including fees	$104,349	$101,643	$309,721	$297,330
Securities:
Taxable	23,007	32,091	75,869	102,556
Tax-exempt	31,402	23,283	88,046	67,911
Interest-bearing deposits	2,077	1,115	4,928	2,948
Federal funds sold and resell agreements	16	27	67	75
Total interest income	160,851	158,159	478,631	470,820
Interest expense:
Deposits	3,522	4,598	11,412	13,717
Federal funds purchased and repurchase agreements	30	37	89	105
Junior subordinated deferrable interest debentures	1,710	1,711	5,073	5,096
Other long-term borrowings	236	281	710	1,446
Total interest expense	5,498	6,627	17,284	20,364
Net interest income	155,353	151,532	461,347	450,456
Provision for loan losses	5,108	2,500	14,683	5,955
Net interest income after provision for loan losses	150,245	149,032	446,664	444,501
Non-interest income:
Trust and investment management fees	22,692	20,843	67,138	62,774
Service charges on deposit accounts	20,742	20,797	60,830	62,230
Insurance commissions and fees	10,371	9,964	32,707	31,512
Interchange and debit card transaction fees	4,376	4,194	12,655	12,603
Other charges, commissions and fees	9,266	7,265	25,599	22,440
Net gain (loss) on securities transactions	(14)	—	(3)	(121)
Other	6,558	8,095	25,354	21,462
Total non-interest income	73,991	71,158	224,280	212,900
Non-interest expense:
Salaries and wages	68,524	64,984	201,491	191,310
Employee benefits	14,989	14,019	47,609	44,768
Net occupancy	13,094	13,193	37,718	37,203
Furniture and equipment	14,629	14,193	43,800	41,347
Deposit insurance	2,921	2,593	8,645	7,928
Intangible amortization	780	973	2,388	2,978
Other	36,886	34,495	115,744	103,492
Total non-interest expense	151,823	144,450	457,395	429,026
Income before income taxes	72,413	75,740	213,549	228,375
Income taxes	11,969	17,071	38,254	50,611
Net Income	60,444	58,669	175,295	177,764
Preferred stock dividends	2,015	—	4,703	—
Net income available to common shareholders	$58,429	$58,669	$170,592	$177,764

Earnings per common share:
Basic	$0.96	$0.95	$2.82	$2.89
Diluted	0.96	0.95	2.81	2.88
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$60,444	$58,669	$175,295	$177,764
Other comprehensive income (loss), before tax:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	(551)	40,122	(95,920)	62,972
Change in net unrealized gain on securities transferred to held to maturity	(8,054)	—	(26,258)	—
Reclassification adjustment for net (gains) losses included in net income	14	—	3	121
Total securities available for sale and transferred securities	(8,591)	40,122	(122,175)	63,093
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	1,640	1,427	4,919	4,084
Derivatives:
Change in the accumulated gain/loss on effective cash flow hedge derivatives	(15)	(269)	(48)	(760)
Reclassification adjustments for (gains) losses included in net income:
Interest rate swaps on variable-rate loans	(9,345)	(9,345)	(28,035)	(28,035)
Interest rate swap on junior subordinated deferrable interest debentures	1,120	1,063	3,308	3,140
Total derivatives	(8,240)	(8,551)	(24,775)	(25,655)
Other comprehensive income (loss), before tax	(15,191)	32,998	(142,031)	41,522
Deferred tax expense (benefit) related to other comprehensive income	(5,316)	11,550	(49,710)	14,533
Other comprehensive income (loss), net of tax	(9,875)	21,448	(92,321)	26,989
Comprehensive income	$50,569	$80,117	$82,974	$204,753
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

	Nine Months Ended September 30,
	2013	2012
Total shareholders’ equity at beginning of period	$2,417,482	$2,283,537
Net income	175,295	177,764
Other comprehensive income (loss)	(92,321)	26,989
Stock option exercises (1,249,874 shares in 2013 and 197,961 shares in 2012)	65,026	10,092
Stock compensation expense recognized in earnings	7,310	7,942
Tax benefits (deficiencies) related to stock compensation	1,854	(425)
Issuance of preferred stock (6,000,000 shares in 2013)	144,486	—
Purchase of treasury stock (2,236,748 shares in 2013)	(144,000)	—
Cash dividends – preferred stock (approximately $0.78 per share in 2013)	(4,703)	—
Cash dividends – common stock ($1.48 per share in 2013 and $1.42 per share in 2012)	(89,261)	(87,282)
Total shareholders’ equity at end of period	$2,481,168	$2,418,617
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Nine Months Ended September 30,
	2013	2012
Operating Activities:
Net income	$175,295	$177,764
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	14,683	5,955
Deferred tax expense (benefit)	271	(5,020)
Accretion of loan discounts	(9,423)	(8,321)
Securities premium amortization (discount accretion), net	30,054	14,952
Net (gain) loss on securities transactions	3	121
Depreciation and amortization	28,835	28,374
Net loss on sale/write-down of assets/foreclosed assets	2,958	4,182
Stock-based compensation	7,310	7,942
Net tax benefit (deficiency) from stock-based compensation	(396)	(535)
Excess tax benefits from stock-based compensation	(2,250)	(110)
Earnings on life insurance policies	(2,399)	(3,042)
Net change in:
Trading account securities	14,785	(1,214)
Accrued interest receivable and other assets	11,556	53,120
Accrued interest payable and other liabilities	(170,982)	(4,945)
Net cash from operating activities	100,300	269,223

Investing Activities:
Securities held to maturity:
Purchases	(257,571)	—
Maturities, calls and principal repayments	13,561	766
Securities available for sale:
Purchases	(9,128,340)	(17,484,661)
Sales	8,497,061	15,987,480
Maturities, calls and principal repayments	1,192,979	617,489
Net change in loans	(102,195)	(823,627)
Net cash paid in acquisitions	—	(7,199)
Proceeds from sales of premises and equipment	16,312	3,765
Purchases of premises and equipment	(24,783)	(19,724)
Proceeds from sales of repossessed properties	6,363	10,715
Net cash from investing activities	213,387	(1,714,996)

Financing Activities:
Net change in deposits	481,528	1,488,449
Net change in short-term borrowings	26,076	(120,998)
Principal payments on long-term borrowings	(7)	(14)
Proceeds from stock option exercises	65,026	10,092
Excess tax benefits from stock-based compensation	2,250	110
Proceeds from issuance of preferred stock	144,486	—
Purchase of treasury stock	(144,000)	—
Cash dividends paid on preferred stock	(4,703)	—
Cash dividends paid on common stock	(89,261)	(87,282)
Net cash from financing activities	481,395	1,290,357

Net change in cash and cash equivalents	795,082	(155,416)
Cash and equivalents at beginning of period	3,524,979	2,907,592
Cash and equivalents at end of period	$4,320,061	$2,752,176

See Notes to Consolidated Financial Statements.

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
Cash Flow Reporting. Additional cash flow information was as follows:

	Nine Months Ended September 30,
	2013	2012
Cash paid for interest	$17,681	$22,913
Cash paid for income tax	42,944	38,761
Significant non-cash transactions:
Loans foreclosed and transferred to other real estate owned and foreclosed assets	3,251	5,336
Loans to facilitate the sale of other real estate owned	228	—
Deferred gain on sale of building and parking garage	922	—

Note 2 - Securities
A summary of the amortized cost and estimated fair value of securities, excluding trading securities, is presented below.

	September 30, 2013				December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity
U.S. Treasury	$248,488	$22,039	$—	$270,527	$248,188	$29,859	$—	$278,047
Residential mortgage-backed securities	9,868	101	57	9,912	10,725	300	—	11,025
States and political subdivisions	2,896,790	8,130	133,446	2,771,474	2,696,468	15,397	4,993	2,706,872
Other	1,000	—	1	999	1,000	—	—	1,000
Total	$3,156,146	$30,270	$133,504	$3,052,912	$2,956,381	$45,556	$4,993	$2,996,944
Available for Sale
U.S. Treasury	$2,521,612	$22,449	$—	$2,544,061	$3,020,115	$37,806	$—	$3,057,921
Residential mortgage-backed securities	1,828,500	78,336	1,026	1,905,810	2,382,514	135,514	25	2,518,003
States and political subdivisions	1,066,966	22,151	5,105	1,084,012	552,056	39,427	—	591,483
Other	35,908	—	—	35,908	35,892	—	—	35,892
Total	$5,452,986	$122,936	$6,131	$5,569,791	$5,990,577	$212,747	$25	$6,203,299
All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. At September 30, 2013, approximately 96.1% of the securities in the Corporation’s municipal bond portfolio were issued by political subdivisions or agencies within the State of Texas, of which approximately 76.4% are either guaranteed by the Texas Permanent School Fund, which has a “triple A” insurer financial strength, or secured by U.S. Treasury securities via defeasance of the debt by the issuers. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the above table. The carrying value of securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $2.5 billion at September 30, 2013 and $2.7 billion and December 31, 2012.
During the fourth quarter of 2012, the Corporation reclassified certain securities from available for sale to held to maturity. The securities had an aggregate fair value of $2.3 billion with an aggregate net unrealized gain of $165.7 million ($107.7 million, net of tax) on the date of the transfer. The net unamortized, unrealized gain on the transferred securities included in accumulated other comprehensive income in the accompanying balance sheet as of September 30, 2013 totaled $138.8 million ($90.2 million, net of tax). This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities.
As of September 30, 2013, securities, with unrealized losses segregated by length of impairment, were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Held to Maturity
Residential mortgage-backed securities	$7,063	$57	$—	$—	$7,063	$57
States and political subdivisions	2,342,235	133,446	—	—	2,342,235	133,446
Other	999	1	—	—	999	1
Total	$2,350,297	$133,504	$—	$—	$2,350,297	$133,504
Available for Sale
Residential mortgage-backed securities	$18,244	$1,025	$46	$1	$18,290	$1,026
States and political subdivisions	340,154	5,105	—	—	340,154	5,105
Total	$358,398	$6,130	$46	$1	$358,444	$6,131

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
Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time the Corporation will receive full value for the securities. Furthermore, as of September 30, 2013, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Corporation will not have to sell any such securities before a recovery of cost. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2013, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Corporation’s consolidated income statement.
The amortized cost and estimated fair value of securities, excluding trading securities, at September 30, 2013 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities and equity securities are shown separately since they are not due at a single maturity date.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$30,674	$31,223	$1,014,141	$1,015,777
Due after one year through five years	381,844	409,840	1,573,827	1,597,207
Due after five years through ten years	178,783	175,708	669,101	670,434
Due after ten years	2,554,977	2,426,229	331,509	344,655
Residential mortgage-backed securities	9,868	9,912	1,828,500	1,905,810
Equity securities	—	—	35,908	35,908
Total	$3,156,146	$3,052,912	$5,452,986	$5,569,791
Sales of securities available for sale were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Proceeds from sales	$1,474	$—	$8,497,061	$15,987,480
Gross realized gains	—	—	11	2,508
Gross realized losses	(14)	—	(14)	(2,629)
Tax (expense) benefit of securities gains/losses	5	—	1	42
Trading account securities, at estimated fair value, were as follows:

	September 30, 2013	December 31, 2012
U.S. Treasury	$15,289	$14,038
States and political subdivisions	—	16,036
Total	$15,289	$30,074
Net gains and losses on trading account securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net gain on sales transactions	$108	$310	$684	$932
Net mark-to-market gains (losses)	(29)	22	(409)	(57)
Net gain (loss) on trading account securities	$79	$332	$275	$875

Note 3 - Loans
Loans were as follows:

	September 30, 2013	Percentage of Total	December 31, 2012	Percentage of Total
Commercial and industrial:
Commercial	$4,357,696	46.8%	$4,357,100	47.2%
Leases	306,649	3.3	278,535	3.0
Asset-based	144,327	1.6	192,977	2.1
Total commercial and industrial	4,808,672	51.7	4,828,612	52.3
Commercial real estate:
Commercial mortgages	2,746,821	29.5	2,495,481	27.1
Construction	412,529	4.4	608,306	6.6
Land	211,619	2.3	216,008	2.3
Total commercial real estate	3,370,969	36.2	3,319,795	36.0
Consumer real estate:
Home equity loans	331,349	3.5	310,675	3.4
Home equity lines of credit	193,449	2.1	186,522	2.0
1-4 family residential mortgages	33,568	0.3	38,323	0.4
Construction	9,884	0.1	17,621	0.2
Other	231,577	2.5	224,206	2.4
Total consumer real estate	799,827	8.5	777,347	8.4
Total real estate	4,170,796	44.7	4,097,142	44.4
Consumer and other:
Consumer installment	333,885	3.6	311,310	3.4
Other	16,227	0.2	8,435	0.1
Total consumer and other	350,112	3.8	319,745	3.5
Unearned discounts	(23,126)	(0.2)	(21,651)	(0.2)
Total loans	$9,306,454	100.0%	$9,223,848	100.0%
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
Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Corporation’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Corporation’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Corporation avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Corporation also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At September 30, 2013, approximately 58% of the outstanding principal balance of the Corporation’s commercial real estate loans were secured by owner-occupied properties.
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
Concentrations of Credit. Most of the Corporation’s lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio, as well as other markets. The majority of the Corporation’s loan portfolio consists of commercial and industrial and commercial real estate loans. Other than energy loans, as of September 30, 2013 there were no concentrations of loans related to any single industry in excess of 10% of total loans.
Foreign Loans. The Corporation has U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at September 30, 2013 or December 31, 2012.
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

Non-accrual loans, segregated by class of loans, were as follows:

	September 30, 2013	December 31, 2012
Commercial and industrial:
Energy	$766	$1,150
Other commercial	34,695	45,158
Commercial real estate:
Buildings, land and other	40,541	38,631
Construction	—	1,100
Consumer real estate	2,298	2,773
Consumer and other	781	932
Total	$79,081	$89,744
As of September 30, 2013, non-accrual loans reported in the table above included $4.4 million related to loans that were restructured as “troubled debt restructurings” during 2013. Had non-accrual loans performed in accordance with their original contract terms, the Corporation would have recognized additional interest income, net of tax, of approximately $568 thousand and $1.8 million for the three and nine months ended September 30, 2013, compared to $646 thousand and $1.9 million for the same periods in 2012.
An age analysis of past due loans (including both accruing and non-accruing loans), segregated by class of loans, as of September 30, 2013 was as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and industrial:
Energy	$532	$228	$760	$1,078,139	$1,078,899	$—
Other commercial	18,105	16,838	34,943	3,694,830	3,729,773	6,606
Commercial real estate:
Buildings, land and other	11,019	33,578	44,597	2,913,843	2,958,440	1,683
Construction	—	—	—	412,529	412,529	—
Consumer real estate	6,248	2,848	9,096	790,731	799,827	2,480
Consumer and other	4,182	653	4,835	345,277	350,112	452
Unearned discounts	—	—	—	(23,126)	(23,126)	—
Total	$40,086	$54,145	$94,231	$9,212,223	$9,306,454	$11,221
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

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
September 30, 2013
Commercial and industrial:
Energy	$545	$538	$—	$538	$—
Other commercial	41,214	19,134	11,528	30,662	6,607
Commercial real estate:
Buildings, land and other	46,227	23,514	13,978	37,492	2,342
Construction	—	—	—	—	—
Consumer real estate	920	773	—	773	—
Consumer and other	352	311	—	311	—
Total	$89,258	$44,270	$25,506	$69,776	$8,949
December 31, 2012
Commercial and industrial:
Energy	$1,255	$—	$1,069	$1,069	$900
Other commercial	56,784	21,709	19,096	40,805	4,200
Commercial real estate:
Buildings, land and other	44,652	19,010	17,149	36,159	3,137
Construction	1,497	1,100	—	1,100	—
Consumer real estate	961	864	—	864	—
Consumer and other	428	400	—	400	—
Total	$105,577	$43,083	$37,314	$80,397	$8,237
The average recorded investment in impaired loans was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Commercial and industrial:
Energy	$269	$—	$402	$—
Other commercial	33,613	44,140	38,032	43,087
Commercial real estate:
Buildings, land and other	37,960	42,569	37,149	41,283
Construction	508	1,671	793	1,465
Consumer real estate	788	1,087	818	1,805
Consumer and other	338	430	365	487
Total	$73,476	$89,897	$77,559	$88,127

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
Troubled debt restructurings during the nine months ended September 30, 2013 and September 30, 2012 are set forth in the following table. Amounts represent the aggregate balance of the loans as of their individual restructuring dates.

	Nine Months Ended September 30,
	2013	2012
Commercial and industrial:
Energy	$528	$—
Other commercial	5,862	445
Commercial real estate:
Buildings, land and other	7,443	—
	$13,833	$445
The modifications during the reported periods primarily related to extending amortization periods, converting the loans to interest only for a limited period of time and/or reducing required collateral. The Corporation did not grant interest-rate concessions on any restructured loan. The modifications did not significantly impact the Corporation’s determination of the allowance for loan losses. As of September 30, 2013, $2.1 million of loans restructured during 2012 and 2013 were in excess of 90 days past due. During the nine months ended September 30, 2013, the Corporation charged-off $1.1 million related to loans restructured during 2012 and 2013. These charge-offs and the aforementioned past due loans did not significantly impact the Corporation’s determination of the allowance for loan losses.
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

	September 30, 2013		December 31, 2012
	Weighted Average Risk Grade	Loans	Weighted Average Risk Grade	Loans
Commercial and industrial:
Energy
Risk grades 1-8	5.31	$1,066,168	5.24	$1,081,725
Risk grade 9	9.00	11,172	9.00	392
Risk grade 10	10.00	268	10.00	—
Risk grade 11	11.00	525	11.00	—
Risk grade 12	12.00	766	12.00	169
Risk grade 13	13.00	—	13.00	900
Total energy	5.36	$1,078,899	5.25	$1,083,186
Other commercial
Risk grades 1-8	5.95	$3,467,415	5.81	$3,367,443
Risk grade 9	9.00	90,404	9.00	250,508
Risk grade 10	10.00	76,834	10.00	28,440
Risk grade 11	11.00	60,558	11.00	53,797
Risk grade 12	12.00	27,286	12.00	40,603
Risk grade 13	13.00	7,276	13.00	4,635
Total other commercial	6.25	$3,729,773	6.21	$3,745,426
Commercial real estate:
Buildings, land and other
Risk grades 1-8	6.59	$2,742,070	6.63	$2,460,448
Risk grade 9	9.00	70,918	9.00	92,041
Risk grade 10	10.00	50,321	10.00	42,603
Risk grade 11	11.00	54,405	11.00	77,658
Risk grade 12	12.00	38,384	12.00	35,602
Risk grade 13	13.00	2,342	13.00	3,137
Total commercial real estate	6.86	$2,958,440	6.97	$2,711,489
Construction
Risk grades 1-8	6.99	$409,359	6.82	$579,108
Risk grade 9	9.00	1,320	9.00	23,046
Risk grade 10	10.00	1,437	10.00	4,435
Risk grade 11	11.00	413	11.00	617
Risk grade 12	12.00	—	12.00	1,100
Risk grade 13	13.00	—	13.00	—
Total construction	7.01	$412,529	6.94	$608,306

The Corporation has established maximum loan to value standards to be applied during the origination process of commercial and consumer real estate loans. The Corporation does not subsequently monitor loan-to-value ratios (either individually or on a weighted-average basis) for loans that are subsequently considered to be of a pass grade (grades 9 or better) and/or current with respect to principal and interest payments. As stated above, when an individual commercial real estate loan has a calculated risk grade of 10 or higher, a special assets officer analyzes the loan to determine whether the loan is impaired. At that time, the Corporation reassesses the loan to value position in the loan. If the loan is determined to be collateral dependent, specific allocations of the allowance for loan losses are made for the amount of any collateral deficiency. If a collateral deficiency is ultimately deemed to be uncollectible, the amount is charged-off. These loans and related assessments of collateral position are monitored on an individual, case-by-case basis. The Corporation does not monitor loan-to-value ratios on a weighted-average basis for commercial real estate loans having a calculated risk grade of 10 or higher. Nonetheless, there were three commercial real estate loans having a calculated risk grade of 10 or higher in excess of $5 million as of September 30, 2013, which totaled $30.8 million and had a weighted-average loan-to-value ratio of approximately 75.4%. When an individual consumer real estate loan becomes past due by more than 10 days, the assigned relationship manager will begin collection efforts. The Corporation only reassesses the loan to value position in a consumer real estate loan if, during the course of the collections process, it is determined that the loan has become collateral dependent, and any collateral deficiency is recognized as a charge-off to the allowance for loan losses. Accordingly, the Corporation does not monitor loan-to-value ratios on a weighted-average basis for collateral dependent consumer real estate loans.
Generally, a commercial loan, or a portion thereof, is charged-off immediately when it is determined, through the analysis of any available current financial information with regards to the borrower, that the borrower is incapable of servicing unsecured debt, there is little or no prospect for near term improvement and no realistic strengthening action of significance is pending or, in the case of secured debt, when it is determined, through analysis of current information with regards to the Corporation’s collateral position, that amounts due from the borrower are in excess of the calculated current fair value of the collateral. Notwithstanding the foregoing, generally, commercial loans that become past due 180 cumulative days are classified as a loss and charged-off. Generally, a consumer loan, or a portion thereof, is charged-off in accordance with regulatory guidelines which provide that such loans be charged-off when the Corporation becomes aware of the loss, such as from a triggering event that may include new information about a borrower’s intent/ability to repay the loan, bankruptcy, fraud or death, among other things, but in no case should the charge-off exceed specified delinquency time frames. Such delinquency time frames state that closed-end retail loans (loans with pre-defined maturity dates, such as real estate mortgages, home equity loans and consumer installment loans) that become past due 120 cumulative days and open-end retail loans (loans that roll-over at the end of each term, such as home equity lines of credit) that become past due 180 cumulative days should be classified as a loss and charged-off.
Net (charge-offs)/recoveries, segregated by class of loans, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Commercial and industrial:
Energy	$—	$—	$(900)	$4
Other commercial	(4,296)	(4,656)	(22,806)	(9,511)
Commercial real estate:
Buildings, land and other	110	2,678	81	811
Construction	16	14	246	36
Consumer real estate	(457)	(156)	(718)	(441)
Consumer and other	(734)	(627)	(1,892)	(1,600)
Total	$(5,361)	$(2,747)	$(25,989)	$(10,701)
In assessing the general economic conditions in the State of Texas, management monitors and tracks the Texas Leading Index (“TLI”), which is produced by the Federal Reserve Bank of Dallas. The TLI is a single summary statistic that is designed to signal the likelihood of the Texas economy’s transition from expansion to recession and vice versa. Management believes this index provides a reliable indication of the direction of overall credit quality. The TLI is a composite of the following eight leading indicators: (i) Texas Value of the Dollar, (ii) U.S. Leading Index, (iii) real oil prices (iv) well permits, (v) initial claims for unemployment insurance, (vi) Texas Stock Index, (vii) Help-Wanted Index and (viii) average weekly hours worked in manufacturing. The TLI totaled 126.3 at August 31, 2013 (most recent date available) and 123.5 at December 31, 2012. A higher TLI value implies more favorable economic conditions.

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
General valuation allowances also include amounts allocated for loans to borrowers in distressed industries. To determine the amount of the allocation for each loan portfolio segment, management calculates the weighted-average risk grade for all loans to borrowers in distressed industries by loan portfolio segment. A multiple is then applied to the amount by which the weighted-average risk grade for loans to borrowers in distressed industries exceeds the weighted-average risk grade for all pass-grade loans within the loan portfolio segment to derive an allocation factor for loans to borrowers in distressed industries. The amount of the allocation for each loan portfolio segment is the product of this allocation factor and the outstanding balance of pass-grade loans within the identified distressed industries that have a risk grade of 6 or higher. Management identifies potential distressed industries by analyzing industry trends related to delinquencies, classifications and charge-offs. At September 30, 2013 and December 31, 2012, contractors were considered to be a distressed industry based on elevated levels of delinquencies, classifications and charge-offs relative to other industries within the Corporation’s loan portfolio. Furthermore, the Corporation determined, through a review of borrower financial information that, as a whole, contractors have experienced, among other things, decreased revenues, reduced backlog of work, compressed margins and little, if any, net income.
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

The following table presents details of the allowance for loan losses, segregated by loan portfolio segment.

	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Unallocated	Total
September 30, 2013
Historical valuation allowances	$26,175	$12,705	$2,628	$8,499	$—	$50,007
Specific valuation allowances	6,607	2,342	—	—	—	8,949
General valuation allowances:
Environmental risk adjustment	5,169	3,085	631	2,193	—	11,078
Distressed industries	8,205	444	—	—	—	8,649
Excessive industry concentrations	2,865	499	—	—	—	3,364
Large relationship concentrations	1,395	978	—	—	—	2,373
Highly-leveraged credit relationships	4,850	723	—	—	—	5,573
Policy exceptions	—	—	—	—	2,401	2,401
Credit and collateral exceptions	—	—	—	—	1,562	1,562
Loans not reviewed by concurrence	1,979	2,169	2,229	1,035	—	7,412
Adjustment for recoveries	(2,667)	(1,229)	(390)	(7,045)	—	(11,331)
General macroeconomic risk	—	—	—	—	3,110	3,110
Total	$54,578	$21,716	$5,098	$4,682	$7,073	$93,147

December 31, 2012
Historical valuation allowances	$30,565	$15,687	$3,013	$7,344	$—	$56,609
Specific valuation allowances	5,100	3,137	—	—	—	8,237
General valuation allowances:
Environmental risk adjustment	6,593	3,682	684	1,816	—	12,775
Distressed industries	5,883	1,182	—	—	—	7,065
Excessive industry concentrations	4,291	2,795	—	—	—	7,086
Large relationship concentrations	1,420	981	—	—	—	2,401
Highly-leveraged credit relationships	2,905	699	—	—	—	3,604
Policy exceptions	—	—	—	—	2,466	2,466
Credit and collateral exceptions	—	—	—	—	1,635	1,635
Loans not reviewed by concurrence	2,277	2,413	2,411	1,159	—	8,260
Adjustment for recoveries	(4,870)	(1,230)	(856)	(6,812)	—	(13,768)
General macroeconomic risk	—	—	—	—	8,083	8,083
Total	$54,164	$29,346	$5,252	$3,507	$12,184	$104,453
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

The following table details activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2013 and 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Unallocated	Total
Three months ended:
September 30, 2013
Beginning balance	$50,814	$23,573	$4,917	$4,130	$9,966	$93,400
Provision for loan losses	8,060	(1,983)	638	1,286	(2,893)	5,108
Charge-offs	(4,962)	(56)	(514)	(2,610)	—	(8,142)
Recoveries	666	182	57	1,876	—	2,781
Net charge-offs	(4,296)	126	(457)	(734)	—	(5,361)
Ending balance	$54,578	$21,716	$5,098	$4,682	$7,073	$93,147

September 30, 2012
Beginning balance	$53,475	$27,631	$5,235	$3,649	$15,658	$105,648
Provision for loan losses	2,723	(2,682)	315	880	1,264	2,500
Charge-offs	(5,837)	(520)	(209)	(2,391)	—	(8,957)
Recoveries	1,181	3,212	53	1,764	—	6,210
Net charge-offs	(4,656)	2,692	(156)	(627)	—	(2,747)
Ending balance	$51,542	$27,641	$5,394	$3,902	$16,922	$105,401

Nine months ended:
September 30, 2013
Beginning balance	$54,164	$29,346	$5,252	$3,507	$12,184	$104,453
Provision for loan losses	24,120	(7,957)	564	3,067	(5,111)	14,683
Charge-offs	(25,700)	(737)	(1,009)	(7,161)	—	(34,607)
Recoveries	1,994	1,064	291	5,269	—	8,618
Net charge-offs	(23,706)	327	(718)	(1,892)	—	(25,989)
Ending balance	$54,578	$21,716	$5,098	$4,682	$7,073	$93,147

September 30, 2012
Beginning balance	$42,774	$20,912	$3,540	$12,635	$30,286	$110,147
Provision for loan losses	18,275	5,882	2,295	(7,133)	(13,364)	5,955
Charge-offs	(13,323)	(3,715)	(1,104)	(6,605)	—	(24,747)
Recoveries	3,816	4,562	663	5,005	—	14,046
Net charge-offs	(9,507)	847	(441)	(1,600)	—	(10,701)
Ending balance	$51,542	$27,641	$5,394	$3,902	$16,922	$105,401

The following table details the amount of the allowance for loan losses allocated to each portfolio segment as of September 30, 2013, December 31, 2012 and September 30, 2012, detailed on the basis of the impairment methodology used by the Corporation.

	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Unallocated	Total
September 30, 2013
Loans individually evaluated for impairment	$15,912	$3,511	$—	$—	$—	$19,423
Loans collectively evaluated for impairment	38,666	18,205	5,098	4,682	7,073	73,724
Balance at September 30, 2013	$54,578	$21,716	$5,098	$4,682	$7,073	$93,147

December 31, 2012
Loans individually evaluated for impairment	$13,171	$4,366	$—	$—	$—	$17,537
Loans collectively evaluated for impairment	40,993	24,980	5,252	3,507	12,184	86,916
Balance at December 31, 2012	$54,164	$29,346	$5,252	$3,507	$12,184	$104,453

September 30, 2012
Loans individually evaluated for impairment	$14,301	$2,149	$—	$—	$—	$16,450
Loans collectively evaluated for impairment	37,241	25,492	5,394	3,902	16,922	88,951
Balance at September 30, 2012	$51,542	$27,641	$5,394	$3,902	$16,922	$105,401
The Corporation’s recorded investment in loans as of September 30, 2013, December 31, 2012 and September 30, 2012 related to each balance in the allowance for loan losses by portfolio segment and detailed on the basis of the impairment methodology used by the Corporation was as follows:

	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Unearned Discounts	Total
September 30, 2013
Loans individually evaluated for impairment	$173,513	$147,302	$773	$311	$—	$321,899
Loans collectively evaluated for impairment	4,635,159	3,223,667	799,054	349,801	(23,126)	8,984,555
Ending balance	$4,808,672	$3,370,969	$799,827	$350,112	$(23,126)	$9,306,454

December 31, 2012
Loans individually evaluated for impairment	$128,544	$165,152	$864	$400	$—	$294,960
Loans collectively evaluated for impairment	4,700,068	3,154,643	776,483	319,345	(21,651)	8,928,888
Ending balance	$4,828,612	$3,319,795	$777,347	$319,745	$(21,651)	$9,223,848

September 30, 2012
Loans individually evaluated for impairment	$161,577	$170,077	$894	$420	$—	$332,968
Loans collectively evaluated for impairment	4,324,724	3,080,058	767,588	325,172	(19,470)	8,478,072
Ending balance	$4,486,301	$3,250,135	$768,482	$325,592	$(19,470)	$8,811,040

Note 4 - Goodwill and Other Intangible Assets
Goodwill and other intangible assets are presented in the table below.

	September 30, 2013	December 31, 2012
Goodwill	$535,509	$535,509
Other intangible assets:
Core deposits	$3,537	$5,296
Customer relationship	1,796	2,262
Non-compete agreements	426	589
	$5,759	$8,147
The estimated aggregate future amortization expense for intangible assets remaining as of September 30, 2013 is as follows:

Remainder of 2013	$727
2014	2,271
2015	1,489
2016	777
2017	215
Thereafter	280
$5,759
Note 5 - Deposits
Deposits were as follows:

	September 30, 2013	Percentage of Total	December 31, 2012	Percentage of Total
Non-interest-bearing demand deposits:
Commercial and individual	$7,343,136	36.8%	$7,186,105	36.9%
Correspondent banks	341,127	1.7	436,381	2.2
Public funds	417,510	2.1	474,451	2.4
Total non-interest-bearing demand deposits	8,101,773	40.6	8,096,937	41.5
Interest-bearing deposits:
Private accounts:
Savings and interest checking	3,652,924	18.3	3,812,712	19.6
Money market accounts	6,863,314	34.3	6,127,256	31.4
Time accounts of $100,000 or more	509,985	2.6	514,346	2.6
Time accounts under $100,000	443,296	2.2	464,641	2.4
Total private accounts	11,469,519	57.4	10,918,955	56.0
Public funds:
Savings and interest checking	222,236	1.1	287,391	1.5
Money market accounts	34,467	0.2	50,600	0.3
Time accounts of $100,000 or more	148,111	0.7	140,191	0.7
Time accounts under $100,000	2,788	—	3,292	—
Total public funds	407,602	2.0	481,474	2.5
Total interest-bearing deposits	11,877,121	59.4	11,400,429	58.5
Total deposits	$19,978,894	100.0%	$19,497,366	100.0%
The following table presents additional information about the Corporation’s deposits:

	September 30, 2013	December 31, 2012
Deposits from the Certificate of Deposit Account Registry Service (CDARS) deposits	$200	$2,723
Deposits from foreign sources (primarily Mexico)	771,625	799,504

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
Financial instruments with off-balance-sheet risk were as follows:

	September 30, 2013	December 31, 2012
Commitments to extend credit	6,568,297	$5,710,448
Standby letters of credit	178,415	186,049
Deferred standby letter of credit fees	1,091	1,412
Lease Commitments. The Corporation leases certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $6.4 million and $18.4 million during the three and nine months ended September 30, 2013 and $5.9 million and $16.9 million during the three and nine months ended September 30, 2012. There has been no significant change in the future minimum lease payments payable by the Corporation since December 31, 2012. See the 2012 Form 10-K for information regarding these commitments.
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
Cullen/Frost’s and Frost Bank’s Tier 1 capital consists of shareholders’ equity excluding unrealized gains and losses on securities available for sale, the accumulated gain or loss on effective cash flow hedging derivatives, the net actuarial gain/loss on the Corporation’s defined benefit post-retirement benefit plans, goodwill and other intangible assets. Tier 1 capital for Cullen/Frost also includes $144.5 million of 5.375% non-cumulative perpetual preferred stock and $120 million of trust preferred securities issued by its unconsolidated subsidiary trust. Cullen/Frost’s and Frost Bank’s total capital is comprised of Tier 1 capital for each entity plus a permissible portion of the allowance for loan losses. The Corporation’s aggregate $100 million of floating rate subordinated notes are not included in Tier 1 capital but the permissible portion (which decreases 20% per year during the final five years of the term of the notes) totaling $60 million at September 30, 2013 and $80 million at December 31, 2012, is included in total capital of Cullen/Frost.
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
Actual and required capital ratios for Cullen/Frost and Frost Bank were as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
September 30, 2013
Total Capital to Risk-Weighted Assets
Cullen/Frost	$2,074,951	15.68%	$1,058,452	8.00%	$1,323,066	10.00%
Frost Bank	1,795,125	13.58	1,057,326	8.00	1,321,658	10.00
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,921,804	14.53	529,226	4.00	793,839	6.00
Frost Bank	1,701,978	12.88	528,663	4.00	792,995	6.00
Leverage Ratio
Cullen/Frost	1,921,804	8.61	892,449	4.00	1,115,562	5.00
Frost Bank	1,701,978	7.64	891,536	4.00	1,114,420	5.00

December 31, 2012
Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,947,974	15.11%	$1,031,526	8.00%	$1,289,408	10.00%
Frost Bank	1,730,444	13.43	1,030,878	8.00	1,288,597	10.00
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,763,521	13.68	515,763	4.00	773,645	6.00
Frost Bank	1,625,991	12.62	515,439	4.00	773,158	6.00
Leverage Ratio
Cullen/Frost	1,763,521	8.28	851,483	4.00	1,064,354	5.00
Frost Bank	1,625,991	7.64	850,954	4.00	1,063,693	5.00
Management believes that, as of September 30, 2013, Cullen/Frost and its bank subsidiary, Frost Bank, were “well capitalized” based on the ratios presented above.
Cullen/Frost and Frost Bank are subject to the regulatory capital requirements administered by the Federal Reserve, and, for Frost Bank, the Federal Deposit Insurance Corporation (“FDIC”). Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on the Corporation’s financial statements. Management believes, as of September 30, 2013, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.
Trust Preferred Securities. In accordance with the applicable accounting standard related to variable interest entities, the accounts of the Corporation’s wholly owned subsidiary trust, Cullen/Frost Capital Trust II, have not been included in the Corporation’s consolidated financial statements. However, the $120 million in trust preferred securities issued by this subsidiary trust have been included in the Tier 1 capital of Cullen/Frost for regulatory capital purposes pursuant to guidance from the Federal Reserve. As more fully discussed below, new rules related to the implementation of the Basel III capital framework will require the phase-out of certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies beginning January 1, 2015.

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
Accelerated Share Repurchase. Concurrent with the issuance and sale of the Series A Preferred Stock, on February 12, 2013, the Corporation entered into an accelerated share repurchase agreement (the “ASR agreement”) with Goldman, Sachs & Co. (“Goldman Sachs”). Under the ASR agreement, the Corporation paid $144 million to Goldman Sachs and received from Goldman Sachs 1,905,077 shares of the Corporation’s common stock, representing approximately 80% of the estimated total number of shares to be repurchased. Goldman Sachs borrowed such shares delivered to the Corporation from stock lenders, and during the term of the ASR agreement, purchased shares in the open market to return to those stock lenders. Final settlement of the ASR agreement occurred on August 13, 2013 and the Corporation received an additional 331,671 shares. The total number of shares that the Corporation repurchased was based on the volume-weighted-average price per share of the Corporation’s common stock during the repurchase period as adjusted pursuant to the terms and conditions of the ASR agreement. The ASR agreement was part of a stock repurchase program that was authorized by the Corporation’s board of directors in December 2012 to buy up to $150 million of the Corporation’s common stock.
Dividend Restrictions. In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well capitalized” status, at September 30, 2013, Frost Bank could pay aggregate dividends of up to $231.5 million to Cullen/Frost without prior regulatory approval.
Under the terms of the junior subordinated deferrable interest debentures that Cullen/Frost has issued to Cullen/Frost Capital Trust II, Cullen/Frost has the right at any time during the term of the debentures to defer the payment of interest at any time or from time to time for an extension period not exceeding 20 consecutive quarterly periods with respect to each extension period. The ability of the Corporation to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of its capital stock is subject to certain restrictions during any such extension period.
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
The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including Cullen/Frost and Frost Bank, may make a one-time permanent election to continue to exclude these items. Cullen/Frost and Frost Bank expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Corporation’s securities portfolio. The Basel III Capital Rules also preclude certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies, subject to phase-out. As a result, beginning in 2015, only 25% of the Corporation’s trust preferred securities will be included in Tier 1 capital and in 2016, none of the Corporation’s trust preferred securities will be included in Tier 1 capital. Trust preferred securities no longer included in the Corporation’s Tier 1 capital may nonetheless be included as a component of Tier 2 capital on a permanent basis without phase-out.
Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2015 and will be phased-in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).
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
Management believes that, as of September 30, 2013, Cullen/Frost and Frost Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect. The Basel III Capital Rules adopted in July 2013 do not address the proposed liquidity coverage ratio test and net stable funding ratio test called for by the Basel III liquidity framework. See the section captioned “Supervision and Regulation” in Item 1. Business of the Corporation’s 2012 Form 10-K for more information on these topics.
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
In October 2007, the Corporation entered into three interest rate swap contracts on variable-rate loans with a total notional amount of $1.2 billion. The interest rate swap contracts were designated as hedging instruments in cash flow hedges with the objective of protecting the overall cash flows from the Corporation’s monthly interest receipts on a rolling portfolio of $1.2 billion of variable-rate loans outstanding throughout the 84-month period beginning in October 2007 and ending in October 2014 from the risk of variability of those cash flows such that the yield on the underlying loans would remain constant. As more fully discussed in the 2012 Form 10-K, the Corporation terminated portions of the hedges and settled portions of the interest rate swap contracts during November 2009 and terminated the remaining portions of the hedges and settled the remaining portions of the interest rate swap contracts during November 2010. The deferred accumulated gain applicable to the settled interest rate swap contracts included in accumulated other comprehensive income totaled $39.9 million and $68.0 million ($26.0 million and $44.2 million on an after-tax basis) at September 30, 2013 and December 31, 2012. The remaining deferred gain of $39.9 million ($26.0 million on an after-tax basis) at September 30, 2013 will be recognized ratably in earnings through October 2014.
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

	September 30, 2013		December 31, 2012
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivatives designated as hedges of fair value:
Financial institution counterparties:
Loan/lease interest rate swaps – assets	$46,939	$1,023	$14,748	$24
Loan/lease interest rate swaps – liabilities	49,396	(4,777)	84,577	(7,186)

Derivatives designated as hedges of cash flows:
Financial institution counterparties:
Interest rate swap on junior subordinated deferrable interest debentures	120,000	(1,098)	120,000	(4,365)

Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan/lease interest rate swaps – assets	191,770	6,533	—	—
Loan/lease interest rate swaps – liabilities	569,191	(37,462)	797,311	(60,994)
Loan/lease interest-rate caps – assets	53,058	1,120	30,000	12
Customer counterparties:
Loan/lease interest rate swaps – assets	569,191	37,406	797,311	60,854
Loan/lease interest rate swaps – liabilities	191,770	(6,533)	—	—
Loan/lease interest-rate caps – liabilities	53,058	(1,120)	30,000	(12)
The weighted-average rates paid and received for interest rate swaps outstanding at September 30, 2013 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Fair value hedge loan/lease interest rate swaps	2.73%	0.18%
Cash flow hedge interest rate swaps on junior subordinated deferrable interest debentures	5.47%	1.81%
Non-hedging interest rate swaps – financial institution counterparties	4.36%	1.81%
Non-hedging interest rate swaps – customer counterparties	1.81%	4.36%
The weighted-average strike rate for outstanding interest rate caps was 2.89% at September 30, 2013.
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

		September 30, 2013		December 31, 2012
	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Oil – assets	Barrels	588	$378	464	$2,188
Oil – liabilities	Barrels	1,250	(3,959)	402	(1,590)
Natural gas – assets	MMBTUs	9,035	3,404	120	19
Natural gas – liabilities	MMBTUs	5,130	(730)	120	(24)

Customer counterparties:
Oil – assets	Barrels	1,621	4,106	402	1,636
Oil – liabilities	Barrels	217	(354)	464	(2,139)
Natural gas – assets	MMBTUs	5,130	730	120	24
Natural gas – liabilities	MMBTUs	9,035	(3,315)	120	(19)
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

		September 30, 2013		December 31, 2012
	Notional Currency	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Forward contracts – assets (liabilities)	EUR	1,117	$(2)	1,093	$3
Forward contracts – liabilities	CAD	19,026	(346)	—	—

Customer counterparties:
Forward contracts – assets	CAD	19,001	372	—	—
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

Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Commercial loan/lease interest rate swaps:
Amount of gain (loss) included in interest income on loans	$(609)	$(632)	$(1,841)	$(1,947)
Amount of (gain) loss included in other non-interest expense	11	31	17	48
Amounts included in the consolidated statements of income and in other comprehensive income for the period related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest rate swaps/caps/floors on variable-rate loans:
Amount reclassified from accumulated other comprehensive income to interest income on loans	$9,345	$9,345	$28,035	$28,035

Interest rate swaps on junior subordinated deferrable interest debentures:
Amount reclassified from accumulated other comprehensive income to interest expense on junior subordinated deferrable interest debentures	1,120	1,063	3,308	3,140
Amount of gain (loss) recognized in other comprehensive income	(15)	(269)	(48)	(760)
No ineffectiveness related to interest rate derivatives designated as hedges of cash flows was recognized in the consolidated statements of income during the reported periods. The accumulated net after-tax gain related to effective cash flow hedges included in accumulated other comprehensive income totaled $25.5 million at September 30, 2013 and $41.6 million at December 31, 2012. The Corporation currently expects approximately $5.6 million of the net after-tax gain related to effective cash flow hedges included in accumulated other comprehensive income at September 30, 2013 will be reclassified into earnings during 2013, with the remaining amount expected to be classified into earnings in 2014. This amount represents management’s best estimate given current expectations about market interest rates and volumes related to loan pools underlying the terminated cash flow hedges. Because actual market interest rates and volumes related to loan pools underlying the terminated cash flow hedges may differ from management’s expectations, there can be no assurance as to the ultimate amount that will be reclassified into earnings during 2013.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Non-hedging interest rate derivatives:
Other non-interest income	$54	$1,284	$239	$2,263
Other non-interest expense	(28)	(15)	(83)	(52)

Non-hedging commodity derivatives:
Other non-interest income	75	52	331	116

Non-hedging foreign currency derivatives:
Other non-interest income	30	(5)	103	—
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
The Corporation’s credit exposure relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with bank customers was approximately $40.8 million at September 30, 2013. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. The Corporation’s credit exposure, net of collateral pledged, relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with upstream financial institution counterparties was $1.0 million at September 30, 2013. This amount was related to excess collateral posted by the Corporation to counterparties. Collateral levels for upstream financial institution counterparties are monitored and adjusted as necessary. See Note 9 – Balance Sheet Offsetting for additional information regarding the Corporation’s credit exposure with upstream financial institution counterparties.
The aggregate fair value of securities posted as collateral by the Corporation related to derivative contracts totaled $33.8 million at September 30, 2013. At such date, the Corporation also had $100 thousand in cash collateral on deposit with other financial institution counterparties.
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

Information about financial instruments that are eligible for offset in the consolidated balance sheet as of September 30, 2013 is presented in the following tables.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
September 30, 2013
Financial assets:
Derivatives:
Loan/lease interest rate swaps and caps	$8,676	$—	$8,676
Commodity swaps and options	3,782	—	3,782
Foreign currency forward contracts	—	—	—
Total derivatives	12,458	—	12,458
Resell agreements	4,898	—	4,898
Total	$17,356	$—	$17,356
Financial liabilities:
Derivatives:
Loan/lease interest rate swaps	$42,239	$—	$42,239
Interest rate swap on junior subordinated deferrable interest debentures	1,098	—	1,098
Commodity swaps and options	4,689	—	4,689
Foreign currency forward contracts	348	—	348
Total derivatives	48,374	—	48,374
Repurchase agreements	584,612	—	584,612
Total	$632,986	$—	$632,986

		Gross Amounts Not Offset
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
September 30, 2013
Financial assets:
Derivatives:
Counterparty A	$2,384	$(2,384)	$—	$—
Counterparty B	5,069	(5,069)	—	—
Counterparty C	2,830	(2,830)	—	—
Other counterparties	2,175	(1,791)	(384)	—
Total derivatives	12,458	(12,074)	(384)	—
Resell agreements	4,898	—	(4,898)	—
Total	$17,356	$(12,074)	$(5,282)	$—
Financial liabilities:
Derivatives:
Counterparty A	$21,496	$(2,384)	$(18,754)	$358
Counterparty B	9,736	(5,069)	(2,940)	1,727
Counterparty C	12,061	(2,830)	(9,231)	—
Other counterparties	5,081	(1,791)	(1,706)	1,584
Total derivatives	48,374	(12,074)	(32,631)	3,669
Repurchase agreements	584,612	—	(584,612)	—
Total	$632,986	$(12,074)	$(617,243)	$3,669

Information about financial instruments that are eligible for offset in the consolidated balance sheet as of December 31, 2012 is presented in the following tables.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
December 31, 2012
Financial assets:
Derivatives:
Loan/lease interest rate swaps and caps	$36	$—	$36
Commodity swaps and options	2,207	—	2,207
Foreign currency forward contracts	3	—	3
Total derivatives	2,246	—	2,246
Resell agreements	4,898	—	4,898
Total	$7,144	$—	$7,144
Financial liabilities:
Derivatives:
Loan/lease interest rate swaps	$68,180	$—	$68,180
Interest rate swap on junior subordinated deferrable interest debentures	4,365	—	4,365
Commodity swaps and options	1,614	—	1,614
Total derivatives	74,159	—	74,159
Repurchase agreements	559,461	—	559,461
Total	$633,620	$—	$633,620

		Gross Amounts Not Offset
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
December 31, 2012
Financial assets:
Derivatives:
Counterparty A	$4	$(4)	$—	$—
Counterparty B	2,033	(2,033)	—	—
Counterparty C	189	(189)	—	—
Other counterparties	20	(17)	—	3
Total derivatives	2,246	(2,243)	—	3
Resell agreements	4,898	—	(4,898)	—
Total	$7,144	$(2,243)	$(4,898)	$3
Financial liabilities:
Derivatives:
Counterparty A	$33,999	$(4)	$(33,778)	$217
Counterparty B	14,374	(2,033)	(11,318)	1,023
Counterparty C	13,807	(189)	(13,618)	—
Other counterparties	11,979	(17)	(10,059)	1,903
Total derivatives	74,159	(2,243)	(68,773)	3,143
Repurchase agreements	559,461	—	(559,461)	—
Total	$633,620	$(2,243)	$(628,234)	$3,143

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$60,444	$58,669	$175,295	$177,764
Less: Preferred stock dividends	2,015	—	4,703	—
Net income available to common shareholders	58,429	58,669	170,592	177,764
Less: Earnings allocated to participating securities	214	188	621	564
Net earnings allocated to common stock	$58,215	$58,481	$169,971	$177,200

Distributed earnings allocated to common stock	$30,202	$29,430	$88,935	$87,005
Undistributed earnings allocated to common stock	28,013	29,051	81,036	90,195
Net earnings allocated to common stock	$58,215	$58,481	$169,971	$177,200

Weighted-average shares outstanding for basic earnings per common share	60,339,509	61,316,854	60,313,274	61,269,850
Dilutive effect of stock compensation	866,616	369,596	724,039	347,204
Weighted-average shares outstanding for diluted earnings per common share	61,206,125	61,686,450	61,037,313	61,617,054

Note 11 - Stock-Based Compensation
A combined summary of activity in the Corporation’s active stock plans is presented in the following table.

			Non-Vested Stock Awards/Stock Units Outstanding		Stock Options Outstanding
	Shares Available for Grant	Director Deferred Stock Units Outstanding	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price
Balance, January 1, 2013	1,157,413	27,724	188,560	$51.67	5,513,516	$51.94
Authorized	2,293,660	—	—	—	—	—
Granted	(10,500)	5,500	—	—	5,000	70.55
Stock options exercised	—	—	—	—	(1,249,874)	52.03
Stock awards vested	—	—	—	—	—	—
Forfeited	42,000	—	—	—	(42,000)	51.42
Canceled/expired	—	—	—	—	—	—
Balance, September 30, 2013	3,482,573	33,224	188,560	$51.67	4,226,642	$51.94
Shares issued in connection with stock compensation awards are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. Shares issued in connection with stock compensation awards along with other related information were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
New shares issued from available authorized shares	—	57,650	153,275	190,321
Issued from available treasury stock	587,650	—	1,096,599	7,640
Total	587,650	57,650	1,249,874	197,961

Proceeds from stock option exercises	$30,837	$2,881	$65,026	$10,092
Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock options	$1,981	$2,190	$5,947	$6,549
Non-vested stock awards/stock units	344	354	1,033	1,063
Deferred stock units	—	—	330	330
Total	$2,325	$2,544	$7,310	$7,942
Unrecognized stock-based compensation expense at September 30, 2013 was as follows:

Stock options	$11,334
Non-vested stock awards/stock units	1,901
Total	$13,235

Note 12 - Defined Benefit Plans
The components of the combined net periodic expense for the Corporation’s defined benefit pension plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Expected return on plan assets, net of expenses	$(2,772)	$(2,603)	$(8,316)	$(7,809)
Interest cost on projected benefit obligation	1,835	1,951	5,506	5,851
Net amortization and deferral	1,640	1,427	4,919	4,084
Net periodic cost (benefit)	$703	$775	$2,109	$2,126
The Corporation’s non-qualified defined benefit pension plan is not funded. No contributions to the qualified defined benefit pension plan were made during the nine months ended September 30, 2013. The Corporation does not expect to make any contributions to the qualified defined benefit plan during the remainder of 2013.
Note 13 - Income Taxes
Income tax expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Current income tax expense	$9,959	$18,114	$37,983	$55,631
Deferred income tax expense (benefit)	2,010	(1,043)	271	(5,020)
Income tax expense, as reported	$11,969	$17,071	$38,254	$50,611

Effective tax rate	16.5%	22.5%	17.9%	22.2%
Net deferred tax liabilities totaled $62.6 million at September 30, 2013 and $112.1 million at December 31, 2012. No valuation allowance was recorded against deferred tax assets at September 30, 2013 as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years. There were no unrecognized tax benefits during any of the reported periods. Interest and/or penalties related to income taxes are reported as a component of income tax expense. Such amounts were not significant during the reported periods.
The Corporation files income tax returns in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2010.

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

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(551)	$(193)	$(358)	$40,122	$14,043	$26,079
Change in net unrealized gain on securities transferred to held to maturity	(8,054)	(2,818)	(5,236)	—	—	—
Reclassification adjustment for net (gains) losses included in net income	14	5	9	—	—	—
Total securities available for sale and transferred securities	(8,591)	(3,006)	(5,585)	40,122	14,043	26,079

Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	1,640	574	1,066	1,427	499	928

Derivatives:
Change in the accumulated gain/loss on effective cash flow hedge derivatives	(15)	(5)	(10)	(269)	(93)	(176)
Reclassification adjustments for (gains) losses included in net income:
Interest rate swaps on variable-rate loans	(9,345)	(3,271)	(6,074)	(9,345)	(3,271)	(6,074)
Interest rate swap on junior subordinated deferrable interest debentures	1,120	392	728	1,063	372	691
Total derivatives	(8,240)	(2,884)	(5,356)	(8,551)	(2,992)	(5,559)
Total other comprehensive income (loss)	$(15,191)	$(5,316)	$(9,875)	$32,998	$11,550	$21,448

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(95,920)	$(33,572)	$(62,348)	$62,972	$22,041	$40,931
Change in net unrealized gain on securities transferred to held to maturity	(26,258)	(9,190)	(17,068)	—	—	—
Reclassification adjustment for net (gains) losses included in net income	3	1	2	121	42	79
Total securities available for sale and transferred securities	(122,175)	(42,761)	(79,414)	63,093	22,083	41,010

Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	4,919	1,722	3,197	4,084	1,429	2,655

Derivatives:
Change in the accumulated gain/loss on effective cash flow hedge derivatives	(48)	(17)	(31)	(760)	(266)	(494)
Reclassification adjustments for (gains) losses included in net income:
Interest rate swaps on variable-rate loans	(28,035)	(9,812)	(18,223)	(28,035)	(9,812)	(18,223)
Interest rate swap on junior subordinated deferrable interest debentures	3,308	1,158	2,150	3,140	1,099	2,041
Total derivatives	(24,775)	(8,671)	(16,104)	(25,655)	(8,979)	(16,676)
Total other comprehensive income (loss)	$(142,031)	$(49,710)	$(92,321)	$41,522	$14,533	$26,989
Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available For Sale	Defined Benefit Plans	Derivatives	Accumulated Other Comprehensive Income
Balance January 1, 2013	$245,539	$(49,071)	$41,580	$238,048
Other comprehensive income (loss) before reclassifications	(79,416)	3,197	(31)	(76,250)
Amounts reclassified from accumulated other comprehensive income (loss)	2	—	(16,073)	(16,071)
Net other comprehensive income (loss) during period	(79,414)	3,197	(16,104)	(92,321)
Balance September 30, 2013	$166,125	$(45,874)	$25,476	$145,727

Balance January 1, 2012	$227,052	$(42,958)	$63,640	$247,734
Other comprehensive income (loss) before reclassifications	41,010	2,655	(16,676)	26,989
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Net other comprehensive income (loss) during period	41,010	2,655	(16,676)	26,989
Balance September 30, 2012	$268,062	$(40,303)	$46,964	$274,723

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
Summarized operating results by segment were as follows:

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
Revenues from (expenses to) external customers:
Three months ended:
September 30, 2013	$201,374	$28,790	$(820)	$229,344
September 30, 2012	198,244	26,000	(1,554)	222,690
Nine months ended:
September 30, 2013	$603,840	$84,272	$(2,485)	$685,627
September 30, 2012	588,151	78,595	(3,390)	663,356

Net income (loss):
Three months ended:
September 30, 2013	$57,903	$3,800	$(1,259)	$60,444
September 30, 2012	56,878	3,298	(1,507)	58,669
Nine months ended:
September 30, 2013	$168,038	$11,301	$(4,044)	$175,295
September 30, 2012	171,152	10,917	(4,305)	177,764
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
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
September 30, 2013
Securities available for sale:
U.S. Treasury	$2,544,061	$—	$—	$2,544,061
Residential mortgage-backed securities	—	1,905,810	—	1,905,810
States and political subdivisions	—	1,084,012	—	1,084,012
Other	—	35,908	—	35,908
Trading account securities:
U.S. Treasury	15,289	—	—	15,289
States and political subdivisions	—	—	—	—
Derivative assets:
Interest rate swaps, caps and floors	—	45,875	207	46,082
Commodity swaps and options	—	8,618	—	8,618
Foreign currency forward contracts	372	—	—	372
Derivative liabilities:
Interest rate swaps, caps and floors	—	50,990	—	50,990
Commodity swaps and options	—	8,358	—	8,358
Foreign currency forward contracts	348	—	—	348

December 31, 2012
Securities available for sale:
U.S. Treasury	3,057,921	$—	$—	3,057,921
Residential mortgage-backed securities	—	2,518,003	—	2,518,003
States and political subdivisions	—	591,483	—	591,483
Other	—	35,892	—	35,892
Trading account securities:
U.S. Treasury	14,038	—	—	14,038
States and political subdivisions	—	16,036	—	16,036
Derivative assets:
Interest rate swaps, caps and floors	—	60,535	355	60,890
Commodity swaps and options	—	3,867	—	3,867
Foreign currency forward contracts	3	—	—	3
Derivative liabilities:
Interest rate swaps, caps and floors	—	72,557	—	72,557
Commodity swaps and options	—	3,772	—	3,772
Derivative assets, measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the reported periods consist of interest rate swaps sold to loan customers. The significant unobservable (Level 3) inputs used in the fair value measurement of these interest rate swaps sold to loan customers primarily relate to the probability of default and loss severity in the event of default. The probability of default is determined by the underlying risk grade of the loan (see Note 3 – Loans) underlying the interest rate swap in that the probability of default increases as a loan’s risk grade deteriorates, while the loss severity is estimated through an analysis of the collateral supporting both the underlying loan and interest rate swap. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity. As of September 30, 2013, the weighted-average risk grade of loans underlying interest rate swaps measured at fair value using significant unobservable (Level 3) inputs was 11.1. The loss severity in the event of default on the interest rate swaps ranged from 20% to 50%, with the weighted-average loss severity being 21.5%. A reconciliation of the beginning and ending balances of derivative assets measured at fair value on a recurring basis using significant unobservable (Level 3) inputs is not presented as such amounts were not significant during the reported periods.
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

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Level 2	Level 3	Level 2	Level 3
Carrying value of impaired loans before allocations	$13,870	$4,430	$13,227	$384
Specific valuation allowance allocations	(2,098)	(2,370)	(2,922)	(61)
Fair value	$11,772	$2,060	$10,305	$323
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
The following table presents foreclosed assets that were remeasured and reported at fair value during the reported periods:

	Nine Months Ended September 30,
	2013	2012
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$3,839	$6,627
Charge-offs recognized in the allowance for loan losses	(588)	(1,291)
Fair value	$3,251	$5,336
Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$4,778	$10,183
Write-downs included in other non-interest expense	(829)	(1,528)
Fair value	$3,949	$8,655
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
The estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	September 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$4,320,061	$4,320,061	$3,524,979	$3,524,979
Securities held to maturity	3,156,146	3,052,912	2,956,381	2,996,944
Cash surrender value of life insurance policies	140,404	140,404	138,005	138,005
Accrued interest receivable	60,964	60,964	82,529	82,529
Level 3 inputs:
Loans, net	9,213,307	9,313,193	9,119,395	9,212,159

Financial liabilities:
Level 2 inputs:
Deposits	19,978,894	19,979,405	19,497,366	19,498,518
Federal funds purchased and repurchase agreements	587,137	587,137	561,061	561,061
Junior subordinated deferrable interest debentures	123,712	123,712	123,712	123,712
Subordinated notes payable and other borrowings	100,000	92,267	100,007	89,596
Accrued interest payable	1,407	1,407	1,804	1,804
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
ASU 2013-10, “Derivatives and Hedging (Topic 815) – Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” ASU 2013-10 permits the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate (“LIBOR”). ASU 2013-10 became effective for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013 and did not have a significant impact on the Corporation’s financial statements.
Note 18 - Pending Acquisition
On August 13, 2013, the Corporation, WNB Bancshares, Inc., a bank holding company located in Odessa, Texas (“WNB”), Special Prairie Holding Co., a company formed in Texas as a wholly-owned subsidiary of Cullen/Frost (“Prairie Holding”), Donald Wood and Jack Wood, the principal shareholders of WNB, entered into an Agreement and Plan of Merger (the “Merger Agreement”) that provides for the merger of WNB with and into Prairie Holding (the “Merger”), with WNB being the surviving corporation. Immediately following the Merger, each of the following will occur in immediate succession: (i) WNB will merge with and into Cullen/Frost with Cullen/Frost being the surviving corporation and (ii) Western National Bank, a national banking association and wholly owned subsidiary of WNB, will merge with and into Frost Bank, a wholly owned subsidiary of Cullen/Frost, with Frost Bank being the surviving bank.
Under the terms of the Merger Agreement, the consideration for the Merger will consist of two million shares of the common stock of Cullen/Frost, and an amount in cash equal to $220 million less the value of the common stock consideration based on a volume weighted average price over the ten trading days immediately prior to the day before the Merger, with various adjustments up or down based on a targeted shareholders’ equity of WNB at the closing of $87 million and other factors such as certain expenses. Consummation of the Merger is subject to a number of conditions, including receipt of requisite regulatory approvals. The Merger is intended to qualify as an asset sale under Section 338(h)(10) of the Internal Revenue Code. In accordance with the Merger Agreement, Jack Wood and Donald Wood may not sell the shares of common stock that they receive in the Merger for one year and six months, respectively, after the closing of the Merger, with daily limitations on sales following the end of such periods. After the closing of the Merger, Cullen/Frost has agreed that Jack Wood will be elected to the board of directors of Cullen/Frost. The Merger is expected to be consummated in 2014.

Expenditures related to this pending acquisition are reported in the accompanying income statements as follows for the three and nine months ended September 30, 2013:

Other non-interest expense:
Professional services	$853
Travel, meals and entertainment	17
Other	3
Total	$873

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Review
Cullen/Frost Bankers, Inc.
The following discussion should be read in conjunction with the Corporation’s consolidated financial statements, and notes thereto, for the year ended December 31, 2012, included in the 2012 Form 10-K. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results for the year ending December 31, 2013 or any future period.
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
Results of Operations
Net income available to common shareholders totaled $58.4 million, or $0.96 diluted per common share, and $170.6 million, or $2.81 diluted per commons share, for the three and nine months ended September 30, 2013 compared to $58.7 million, or $0.95 diluted per common share, and $177.8 million, or $2.88 diluted per common share, for the three and nine months ended September 30, 2012, respectively.

Selected income statement data and other selected data for the comparable periods was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Taxable-equivalent net interest income	$179,121	$167,341	$525,890	$496,020
Taxable-equivalent adjustment	23,768	15,809	64,543	45,564
Net interest income	155,353	151,532	461,347	450,456
Provision for loan losses	5,108	2,500	14,683	5,955
Net interest income after provision for loan losses	150,245	149,032	446,664	444,501
Non-interest income	73,991	71,158	224,280	212,900
Non-interest expense	151,823	144,450	457,395	429,026
Income before income taxes	72,413	75,740	213,549	228,375
Income taxes	11,969	17,071	38,254	50,611
Net income	60,444	58,669	175,295	177,764
Preferred stock dividends	2,015	—	4,703	—
Net income available to common shareholders	$58,429	$58,669	$170,592	$177,764
Earnings per common share – basic	$0.96	$0.95	$2.82	$2.89
Earnings per common share – diluted	0.96	0.95	2.81	2.88
Dividends per common share	0.50	0.48	1.48	1.42
Return on average assets	1.01%	1.11%	1.02%	1.16%
Return on average common equity	10.07	9.75	9.83	10.09
Average shareholders’ equity to average total assets	10.67	11.39	10.87	11.51
Net income available to common shareholders decreased $240 thousand, or 0.4%, for the three months ended September 30, 2013 and decreased $7.2 million, or 4.0%, for the nine months ended September 30, 2013 compared to the same periods in 2012. The decrease during the three months ended September 30, 2013 was primarily the result of a $7.4 million increase in non-interest expense, a $2.6 million increase in the provision for loan losses and $2.0 million related to preferred stock dividends partly offset by a $5.1 million decrease in income tax expense, a $3.8 million increase in net interest income and a $2.8 million increase in non-interest income. The decrease during the nine months ended September 30, 2013 was primarily the result of a $28.4 million increase in non-interest expense, an $8.7 million increase in the provision for loan losses and $4.7 million related to preferred stock dividends partly offset by a $12.4 million decrease in income tax expense, an $11.4 million increase in non-interest income and a $10.9 million increase in net interest income.
Details of the changes in the various components of net income are further discussed below.
Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Corporation’s largest source of revenue, representing 67.3% of total revenue during the first nine months of 2013. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.
The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Corporation’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, remained at 3.25% for the entire year in 2012 and through the third quarter of 2013. The Corporation’s loan portfolio is also impacted, to a lesser extent, by changes in the London Interbank Offered Rate (LIBOR). At September 30, 2013, the one-month and three-month U.S. dollar LIBOR rates were 0.18% and 0.25%, respectively, while at September 30, 2012, the one-month and three-month U.S. dollar LIBOR rates were 0.21% and 0.36%, respectively. The intended federal funds rate, which is the cost of immediately available overnight funds, remained at zero to 0.25% for the entire year in 2012 and through the third quarter of 2013.
The Corporation’s balance sheet has historically been asset sensitive, meaning that earning assets generally reprice more quickly than interest-bearing liabilities. Therefore, the Corporation’s net interest margin was likely to increase in sustained periods of rising interest rates and decrease in sustained periods of declining interest rates. During the fourth quarter of 2007, in an effort to make the Corporation’s balance sheet less sensitive to changes in interest rates, the Corporation entered into various interest rate swaps which effectively converted certain variable-rate loans into fixed-rate instruments for a period of time. During the fourth quarter of 2008, the Corporation also entered into an interest rate swap which effectively converted variable-rate debt into fixed-rate debt for a period of time. As a result of these actions, the Corporation’s balance sheet was more interest-rate neutral and changes in interest rates had a less significant impact on the Corporation’s net interest margin than would have otherwise been the case. During the fourth quarter of 2009, a portion of the interest rate swaps on variable-rate loans was terminated, while the remaining interest rate swaps on variable-rate loans were terminated during the fourth quarter of 2010. These actions increased the asset sensitivity of the Corporation’s balance sheet. The deferred accumulated after-tax gain applicable to the settled interest rate contracts included in accumulated other comprehensive income totaled $39.9 million ($26.0 million on an after-tax basis) at September 30, 2013. The remaining deferred gain of $39.9 million ($26.0 million on an after-tax basis) will be recognized ratably in interest income through October 2014. See Note 8 - Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report for additional information related to these interest rate swaps.
The Corporation is primarily funded by core deposits, with non-interest-bearing demand deposits historically being a significant source of funds. This lower-cost funding base is expected to have a positive impact on the Corporation’s net interest income and net interest margin in a rising interest rate environment. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. Although the impact of this legislation on the Corporation to date has not been significant, the Corporation may begin to incur interest costs associated with demand deposits in the future as market conditions warrant. See Item 3. Quantitative and Qualitative Disclosures About Market Risk elsewhere in this report for information about the expected impact of this legislation on the Corporation’s sensitivity to interest rates. Further analysis of the components of the Corporation’s net interest margin is presented below.
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

	Quarter to Date	Year to Date
	September 30, 2013 vs. September 30, 2012	September 30, 2013 vs. September 30, 2012
Due to changes in average volumes	$19,530	$34,753
Due to changes in average interest rates	(7,750)	(3,073)
Due to difference in the number days in each of the comparable periods	—	(1,810)
Total change	$11,780	$29,870
Taxable-equivalent net interest income for the three months ended September 30, 2013 increased $11.8 million, or 7.0%, while taxable-equivalent net interest income for the nine months ended September 30, 2013 increased $29.9 million, or 6.0%, compared to the same periods in 2012, respectively. The increase during the three months ended September 30, 2013 was primarily related to an increase in the average volume of interest-earning assets partly offset by a decrease in the net interest margin. Taxable-equivalent net interest income for the first nine months of 2013 included 273 days compared to 274 days for the first nine months of 2012 as a result of leap year. The additional day added approximately $1.8 million to taxable-equivalent net interest income during the first nine months of 2012. Excluding the impact of the additional day during 2012 results in an effective increase in taxable-equivalent net interest income of approximately $31.7 million during the first nine months of 2013, which was primarily related to an increase in the average volume of interest-earning assets partly offset by a decrease in the net interest margin. The average volume of interest-earning assets for the three and nine months ended September 30, 2013 increased $2.0 billion and $2.1 billion compared to the same periods in 2012. Over the same time frame, the net interest margin decreased 16 basis points from 3.54% during the three months ended September 30, 2012 to 3.38% during the three months ended September 30, 2013 and decreased 21 basis points from 3.63% during the nine months ended September 30, 2012 to 3.42% during the nine months ended September 30, 2013. The decrease in the net interest margin during the comparable periods was partly due to an increase in the relative proportion of average interest-earning assets invested in lower-yielding, interest-bearing deposits during 2013 compared to 2012 while the relative proportion of average interest-earning assets invested in higher-yielding securities decreased. The net interest margin was also negatively impacted by a decrease in the average yield on loans, as further discussed below. The average yield on interest-earning assets decreased 25 basis points from 3.78% in the first nine months of 2012 to 3.53% in the first nine months of 2013 while the average cost of funds decreased 6 basis points from 0.25% in the first nine months of 2012 to 0.19% in the first nine months of 2013. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. As stated above, market interest rates have remained at historically low levels during the reported periods. The effect of lower average market interest rates during the reported periods on the average yield on average interest-earning assets was partly limited by the aforementioned interest rate swaps on variable-rate loans.
The average volume of loans during the first nine months of 2013 increased $870.9 million compared to the same period in 2012. Loans made up approximately 44.4% of average interest-earning assets during the first nine months of 2013 compared to 44.6% during the first nine months of 2012. The average yield on loans was 4.57% during the first nine months of 2013 compared to 4.85% during the first nine months of 2012. Loans generally have significantly higher yields compared to securities, interest-bearing deposits and federal funds sold and resell agreements and, as such, have a more positive effect on the net interest margin.
The average volume of securities did not significantly fluctuate during the first nine months of 2013 compared to the same period in 2012. Securities made up approximately 43.1% of average interest-earning assets during the first nine months of 2013 compared to 47.8% during the first nine months of 2012. The average yield on securities was 3.41% in the first nine months of 2013 compared to 3.31% in the first nine months of 2012. Despite a significant decrease in market rates for investment securities during the comparable periods, the average yield on securities increased 10 basis points during the first nine months of 2013 compared to the first nine months of 2012 as the Corporation increased the relative proportion of investments held in higher-yielding, tax-exempt municipal securities. The relative proportion of higher-yielding, tax-exempt municipal securities totaled 38.8% of average securities during the first nine months of 2013 compared to 25.9% during the first nine months of 2012. The average yield on taxable securities was 1.90% in the first nine months of 2013 compared to 2.13% in first nine months of 2012, while the average taxable-equivalent yield on tax-exempt securities was 5.76% in the first nine months of 2013 compared to 6.85% in first nine months of 2012.
Average federal funds sold, resell agreements and interest-bearing deposits during the first nine months of 2013 increased $1.2 billion compared to the same period in 2012. Federal funds sold, resell agreements and interest-bearing deposits made up approximately 12.5% of average interest-earning assets during the first nine months of 2013 compared to 7.5% during the first nine months of 2012. The combined average yield on federal funds sold, resell agreements and interest-bearing deposits was 0.26% during the first nine months of 2013 compared to 0.29% during the first nine months of 2012. The increase in average federal funds sold, resell agreements and interest-bearing deposits compared to the first nine months of 2012 was primarily related to excess liquidity from deposit growth.
Average deposits increased $2.1 billion during the first nine months of 2013 compared to the first nine months of 2012. Average interest-bearing deposits for the first nine months of 2013 increased $1.3 billion compared to the same period in 2012, while average non-interest-bearing deposits for the first nine months of 2013 increased $743.9 million compared to the same period in 2012. The ratio of average interest-bearing deposits to total average deposits was 60.3% during the first nine months of 2013 compared to 59.8% during the first nine months of 2012. The average cost of deposits is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-bearing deposits. The average cost of interest-bearing deposits and total deposits was 0.13% and 0.08% during the first nine months of 2013 compared to 0.18% and 0.11% during the same period in 2012. The decrease in the average cost of interest-bearing deposits during the comparable periods was primarily the result of decreases in interest rates offered on certain deposit products due to decreases in average market interest rates and decreases in renewal interest rates on maturing certificates of deposit given the current low interest rate environment. Additionally, the relative proportion of higher-cost certificates of deposit to total average interest-bearing deposits decreased from 10.2% during the first nine months of 2012, to 8.6% during the first nine months of 2013.
The Corporation’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.34% during the first nine months of 2013 compared to 3.53% during the first nine months of 2012. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.
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
Provision for Loan Losses
The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $5.1 million and $14.7 million for the three and nine months ended September 30, 2013 compared to $2.5 million and $6.0 million for the three and nine months ended September 30, 2012. The increase in the provision for loan losses during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was impacted by charge-offs totaling $18.8 million related to a single commercial and industrial loan relationship during the first ($15.0 million) and third ($3.8 million) quarters of 2013. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.
Non-Interest Income
The components of non-interest income were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Trust and investment management fees	$22,692	$20,843	$67,138	$62,774
Service charges on deposit accounts	20,742	20,797	60,830	62,230
Insurance commissions and fees	10,371	9,964	32,707	31,512
Interchange and debit card transaction fees	4,376	4,194	12,655	12,603
Other charges, commissions and fees	9,266	7,265	25,599	22,440
Net gain (loss) on securities transactions	(14)	—	(3)	(121)
Other	6,558	8,095	25,354	21,462
Total	$73,991	$71,158	$224,280	$212,900
Total non-interest income for the three and nine months ended September 30, 2013 increased $2.8 million, or 4.0%, and $11.4 million, or 5.3%, compared to the same periods in 2012. Changes in the components of non-interest income are discussed below.
Trust and Investment Management Fees. Trust and investment management fees for the three and nine months ended September 30, 2013 increased $1.8 million, or 8.9%, and $4.4 million, or 7.0%, compared to the same periods in 2012. Trust investment fees are the most significant component of trust and investment management fees, making up approximately 67% of total trust and investment management fees for the first nine months of 2013. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related trust investment fees.
The increase in trust and investment management fee income during the three months ended September 30, 2013 compared to the same period in 2012 was primarily the result of an increase in trust investment fees (up $1.2 million), oil and gas fees (up $327 thousand) and estate fees (up $183 thousand). The increase in trust and investment management fee income during the nine months ended September 30, 2013 compared to the same period in 2012 was primarily the result of an increase in trust investment fees (up $3.7 million), securities lending income (up $497 thousand) and oil and gas fees (up $395 thousand) partially offset by a decrease in estate fees (down $539 thousand). The increase in trust investment fees in the three and nine months ended September 30, 2013 compared to the prior year periods was partly due to higher average equity valuations during 2013 and an increase in the number of accounts. Estate fees are transactional in nature and can vary from quarter to quarter.
At September 30, 2013, assets held in accounts maintained by Frost Wealth Advisors were primarily composed of equity securities (45.1% of assets), fixed income securities (40.1% of assets) and cash equivalents (9.2% of assets). The estimated fair value of these assets was $27.6 billion (including managed assets of $11.6 billion and custody assets of $16.0 billion) at September 30, 2013, compared to $26.2 billion (including managed assets of $10.9 billion and custody assets of $15.3 billion) at December 31, 2012 and $26.7 billion (including managed assets of $10.9 billion and custody assets of $15.8 billion) at September 30, 2012.

Service Charges on Deposit Accounts. Service charges on deposit accounts for the three and nine months ended September 30, 2013 decreased $55 thousand, or 0.3%, and $1.4 million, or 2.2%, compared to the same periods in 2012. The decreases were primarily due to decreases in service charges on commercial accounts (down $188 thousand and $1.0 million during the three and nine months ended September 30, 2013, respectively) and, during the nine months ended September 30, 2013, a decrease in overdraft/insufficient funds charges on consumer accounts (down $615 thousand). Overdraft/insufficient funds charges totaled $8.6 million ($6.8 million consumer and $1.8 million commercial) during the three months ended September 30, 2013 compared to $8.6 million ($6.7 million consumer and $1.8 million commercial) during the same period in 2012. Overdraft/insufficient funds charges totaled $24.5 million ($19.1 million consumer and $5.4 million commercial) during the nine months ended September 30, 2013 compared to $24.9 million ($19.7 million consumer and $5.2 million commercial) during the nine months ended September 30, 2012.

Insurance Commissions and Fees. Insurance commissions and fees for the three and nine months ended September 30, 2013 increased $407 thousand, or 4.1%, and $1.2 million, or 3.8%, compared to the same periods in 2012. The increase during the three months ended September 30, 2013 was related to an increase in commission income (up $693 thousand) partially offset by a decrease in contingent commissions (down $285 thousand). The increase during the nine months ended September 30, 2013 was primarily related to an increase in commission income (up $1.2 million). The increases in commission income during the three and nine months ended September 30, 2013 resulted from new business and normal variation in the market demand for insurance products.
Insurance commissions and fees include contingent commissions totaling $387 thousand and $3.5 million during the three and nine months ended September 30, 2013 and $672 thousand and $3.5 million during the three and nine months ended September 30, 2012. Contingent commissions primarily consist of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. Such commissions are seasonal in nature and are generally received during the first quarter of each year. These commissions totaled $2.1 million and $2.0 million during the nine months ended September 30, 2013 and 2012. Contingent commissions also include amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. These benefit plan related commissions totaled $378 thousand and $1.4 million during the three and nine months ended September 30, 2013 and $619 thousand and $1.4 million during the three and nine months ended September 30, 2012.
Interchange and Debit Card Transaction Fees. Interchange and debit card transaction fees consist of income from Visa check card usage, point of sale income from PIN-based debit card transactions and ATM service fees. Interchange and debit card transaction fees for the three and nine months ended September 30, 2013 increased $182 thousand, or 4.3%, and $52 thousand, or 0.4%, compared to the three and nine months ended September 30, 2012.
Federal Reserve rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. An upward adjustment of no more than 1 cent to an issuer’s debit card interchange fee is allowed if the card issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards. In July 2013, a federal judge vacated the Federal Reserve’s rule setting debit transaction interchange fees under the Dodd-Frank Act, on the basis that the rule violated the intent of the law. The ruling states that only incremental costs, such as those related to authorization, clearing and settlement, incurred by the issuer for a particular debit transaction should be allowed and the Federal Reserve should not have considered fixed costs, fraud prevention costs, fraud losses and network fees when determining the fee cap. The judge's ruling was stayed in September 2013 pending appeal by the Federal Reserve. The current rate cap is to remain in effect until the Federal Reserve revises its rule, if it is ultimately required to do so. In October 2013, the Federal Reserve filed an appeal against the court's ruling. Because of the uncertainty as to the outcome of the pending appeal and any future rulemaking by the Federal Reserve, the Corporation cannot provide any assurance as to the ultimate impact of any rule change on the amount of interchange and debit card transaction fees reported in future periods.
Other Charges, Commissions and Fees. Other charges, commissions and fees for the three and nine months ended September 30, 2013 increased $2.0 million, or 27.5%, and $3.2 million, or 14.1%, compared to the same periods in 2012. The increase in other charges, commissions and fees during the three months ended September 30, 2013 included increases in income related to the sale of annuities (up $974 thousand), income from the sale of mutual funds (up $301 thousand) and unused balance fees on loan commitments (up $231 thousand), among other things. The increase in other charges, commissions and fees during the nine months ended September 30, 2013 included increases in income related to the sale of annuities (up $1.5 million), income from the sale of mutual funds (up $1.2 million), loan processing fees (up $456 thousand), unused balance fees on loan commitments (up $321 thousand) and referral fees from the Corporation’s merchant services payment processor (up $296 thousand). These increases were partly offset by decreases in other service charges (down $397 thousand), investment banking fees related to corporate advisory services (down $163 thousand) and letter of credit fees (down $123 thousand).
Net Gain/Loss on Securities Transactions. During the nine months ended September 30, 2013, the Corporation realized a net loss of $3 thousand on the sale of available-for-sale securities. During the third quarter of 2013, the Corporation sold a municipal security with an amortized cost totaling $1.5 million and realized a net loss of $14 thousand on the sale. During the first and second quarters of 2013, the Corporation sold U.S. Treasury securities with an amortized cost totaling $8.5 billion and realized a net gain of $11 thousand on those sales. These securities were primarily purchased during 2013 and subsequently sold in connection with the Corporation’s tax planning strategies related to the Texas franchise tax. The gross proceeds from the sales of these securities outside of Texas are included in total revenues/receipts from all sources reported for Texas franchise tax purposes, which results in a reduction in the overall percentage of revenues/receipts apportioned to Texas and subjected to taxation under the Texas franchise tax.
During the nine months ended September 30, 2012, the Corporation realized a net loss of $121 thousand on the sale of available-for-sale securities. In January 2012, the Corporation purchased $996.4 million of U.S. Treasury securities utilizing excess liquidity as a defensive strategy to lock in the yield on those funds in case the Federal Reserve lowered the rate paid on funds deposited in the Federal Reserve account. Shortly thereafter, U.S. Treasury prices rallied and the Corporation sold the securities, realizing a $2.1 million gain, and concurrently purchased $998.4 million of U.S. Treasury securities having a shorter term to maturity. In March 2012, U.S. Treasury yields increased and the Corporation sold the aforementioned position in U.S. Treasury securities and recognized a $2.6 million loss. The proceeds were concurrently reinvested in U.S. Treasury securities that had a similar yield to the original, longer-term position purchased in January 2012, but with a shorter term to maturity. During the second quarter of 2012, the Corporation sold a municipal security with an amortized cost totaling $5.6 million and realized a $367 thousand gain on the sale. During the first nine months of 2012, the Corporation also sold available-for-sale securities with an amortized cost totaling $14.0 billion and realized a net gain of $2 thousand on those sales. These securities were primarily purchased during 2012 and subsequently sold in connection with the Corporation’s aforementioned tax planning strategies related to the Texas franchise tax.
Other Non-Interest Income. Other non-interest income decreased $1.5 million, or 19.0%, and increased $3.9 million, or 18.1%, for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. Other non-interest income during the three months ended September 30, 2013 included decreases in income from securities trading and customer derivative transactions (down $1.4 million), sundry income from various miscellaneous items (down $1.4 million) and earnings on the cash surrender value of life insurance policies (down $268 thousand). The decrease from the aforementioned items was partly offset by increases in mineral interest income related to bonus, rental and shut-in payments and oil and gas royalties received from severed mineral interests on property owned by Main Plaza Corporation, a wholly owned non-banking subsidiary of the Corporation (up $780 thousand), income from municipal bond underwriting discounts/fees (up $479 thousand), gains on the sale of assets/foreclosed assets (up $177 thousand) and income from customer foreign currency transactions (up approximately $107 thousand). Other non-interest income during the nine months ended September 30, 2013 included increases in gains on the sale of assets/foreclosed assets (up $5.2 million), income from municipal bond underwriting discounts/fees (up $822 thousand), income from customer foreign currency transactions (up approximately $560 thousand) and mineral interest income (up $388 thousand). The increase from the aforementioned items was partly offset by a decrease in income from securities trading and customer derivative transactions (down $2.3 million) and earnings on the cash surrender value of life insurance policies (down $643 thousand). During the first quarter of 2013, the Corporation realized a $5.6 million gain related to the sale of a building and parking garage. The Corporation leased back portions of the building through the third quarter of 2013 and the first quarter of 2015. As a result, a portion of the gain was deferred and only $4.7 million of the total $5.6 million gain has been recognized during the nine months ended September 30, 2013. The remaining deferred portion of the gain, which totaled $922 thousand, at September 30, 2013 will be recognized ratably over the remaining lease period. The Corporation also recognized a $251 thousand gain related to the sale of another building during the second quarter of 2013. During the second quarter of 2013, sundry income from various miscellaneous items included a $1.8 million reversal of an accrual related to an acquisition contingency and $312 thousand related to a distribution from a limited partnership investment. During the third quarter of 2013, sundry income included $313 thousand related to the recovery of interest previously charged-off in a prior year. The decreases in income from securities trading and customer derivative transactions during the three and nine months ended September 30, 2013 were primarily related to decreases in customer interest rate swap transaction fees.
Non-Interest Expense
The components of non-interest expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Salaries and wages	$68,524	$64,984	$201,491	$191,310
Employee benefits	14,989	14,019	47,609	44,768
Net occupancy	13,094	13,193	37,718	37,203
Furniture and equipment	14,629	14,193	43,800	41,347
Deposit insurance	2,921	2,593	8,645	7,928
Intangible amortization	780	973	2,388	2,978
Other	36,886	34,495	115,744	103,492
Total	$151,823	$144,450	$457,395	$429,026
Total non-interest expense for the three and nine months ended September 30, 2013 increased $7.4 million, or 5.1%, and $28.4 million, or 6.6%, compared to the same periods in 2012. Changes in the components of non-interest expense are discussed below.

Salaries and Wages. Salaries and wages for the three and nine months ended September 30, 2013 increased $3.5 million, or 5.4%, and $10.2 million, or 5.3%, compared to the same periods in 2012. These increases were primarily related to an increase in the number of employees, normal annual merit and market increases and increases in incentive compensation partly offset by decreases in stock-based compensation expense and increases in cost deferrals related to lending activity.
Employee Benefits. Employee benefits expense for the three and nine months ended September 30, 2013 increased $970 thousand, or 6.9%, and $2.8 million, or 6.3%, compared to the same periods in 2012. The increase during the three months ended September 30, 2013 was primarily related to increases in medical insurance expense (up $426 thousand), payroll taxes (up $386 thousand) and expenses related to the Corporation’s 401(k) and profit sharing plans (up $265 thousand). The increase during the nine months ended September 30, 2013 was primarily related to increases in expenses related to the Corporation’s 401(k) and profit sharing plans (up $1.5 million), payroll taxes (up $1.1 million) and medical insurance expense (up $487 thousand) partly offset by a decrease in expenses related to the Corporation’s defined benefit retirement plans (down $215 thousand).
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
Net Occupancy. Net occupancy expense for the three and nine months ended September 30, 2013 decreased $99 thousand, or 0.8%, and increased $515 thousand, or 1.4%, respectively, compared to the same periods in 2012. The decrease during the three months ended September 30, 2013 was primarily related to decreases in building maintenance expense (down $175 thousand), legal and other professional services expense (down $164 thousand) and property taxes (down $106 thousand), among other things. These items were partly offset by an increase in lease expense (up $267 thousand), a decrease in parking garage income (down $113 thousand) and an increase in depreciation on leasehold improvements (up $100 thousand). The increase during the nine months ended September 30, 2013 was primarily related to an increase in lease expense (up $1.1 million), a decrease in rental income (down $397 thousand), an increase in depreciation on leasehold improvements (up $323 thousand) and a decrease in parking garage income (down $188 thousand). These items were partly offset by decreases in property taxes (down $296 thousand) and building depreciation (down $222 thousand), among other things.
Furniture and Equipment. Furniture and equipment expense for the three and nine months ended September 30, 2013 increased $436 thousand, or 3.1%, and $2.5 million, or 5.9%, compared to the same periods in 2012. The increase during the three months ended September 30, 2013 was primarily related to increases in software amortization (up $292 thousand), furniture and fixtures depreciation (up $169 thousand), repairs expense (up $131 thousand) and equipment rental expense (up $124 thousand) partly offset by a decrease in service contracts expense (down $280 thousand). The increase during the nine months ended September 30, 2013 was primarily related to increases in software maintenance (up $697 thousand), software amortization (up $647 thousand), repairs expense (up $399 thousand), equipment rental expense (up $287 thousand), furniture and fixtures depreciation (up $225 thousand) and service contracts expense (up $145 thousand).
Deposit Insurance. Deposit insurance expense totaled $2.9 million and $8.6 million for the three and nine months ended September 30, 2013 compared to $2.6 million and $7.9 million for the three and nine months ended September 30, 2012. The increase in deposit insurance expense during the first nine months of 2013 compared to the same period in 2012 was primarily related to an increase in assets, partly offset by the impact of a decrease in the assessment rate.
Intangible Amortization. Intangible amortization is primarily related to core deposit intangibles and, to a lesser extent, intangibles related to customer relationships and non-compete agreements. Intangible amortization for the three and nine months ended September 30, 2013 decreased $193 thousand, or 19.8% and $590 thousand, or 19.8% compared to the same periods in 2012. The decreases in amortization expense are primarily the result of the completion of amortization of certain intangible assets and a reduction in the annual amortization rate of certain intangible assets as the Corporation uses an accelerated amortization approach which results in higher amortization rates during the earlier years of the useful lives of intangible assets.
Other Non-Interest Expense. Other non-interest expense for the three and nine months ended September 30, 2013 increased $2.4 million, or 6.9%, and $12.3 million, or 11.8%, compared to the same periods in 2012. Components of other non-interest expense with significant increases during the three months ended September 30, 2013 included professional services expense (up $2.2 million), ATM expense (up $889 thousand), travel/meals and entertainment (up $645 thousand) and check card expense (up $406 thousand). The increases in the aforementioned items were partly offset by decreases in losses on the sale/write-down of assets/foreclosed assets (down $1.1 million), advertising/promotions expense (down $840 thousand) and sundry losses from various miscellaneous items (down $522 thousand). The increase during the nine months ended September 30, 2013 was primarily related to the write-down of certain land and other assets totaling $7.2 million during the first quarter of 2013. Approximately $6.2 million of this amount was related to the write-down of certain long-term bank-owned property in downtown San Antonio that was made available for sale. Additionally, other components of other non-interest expense with significant increases during the nine months ended September 30, 2013 included professional services expense (up $3.1 million), ATM expense (up $2.6 million), check card expense (up $1.1 million), travel expense (up $841 thousand) and fraud losses (up $725 thousand). The increases in the aforementioned items were partly offset by decreases in sundry losses from various miscellaneous items (down $948 thousand), regulatory examination fees (down $394 thousand), advertising/promotions expense (down $389 thousand) and amortization of net deferred costs related to loan commitments (down $363 thousand). The increases in professional services expense were partly related to $853 thousand in costs incurred during the third quarter of 2013 associated with the pending acquisition of WNB Bancshares (see Note 18 - Pending Acquisition). The increases in ATM expense were related to a branding arrangement entered into in 2012 that more than doubled the number of ATM machines. Advertising/promotions expenses were higher in 2012 in part due to an expanded marketing campaign that began in 2011.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Banking	$57,903	$56,878	$168,038	$171,152
Frost Wealth Advisors	3,800	3,298	11,301	10,917
Non-Banks	(1,259)	(1,507)	(4,044)	(4,305)
Consolidated net income	$60,444	$58,669	$175,295	$177,764
Banking
Net income for the three and nine months ended September 30, 2013 increased $1.0 million, or 1.8%, and decreased $3.1 million, or 1.8%, compared to the same periods in 2012. The increase during the three months ended September 30, 2013 was primarily the result of a $5.1 million decrease in income tax expense and $4.1 million increase in net interest income partly offset by a $4.6 million increase in non-interest expense, a $2.6 million increase in the provision for loan losses and a $1.0 million decrease in non-interest income. The decrease during the nine months ended September 30, 2013 was primarily the result of a $22.4 million increase in non-interest expense and an $8.7 million increase in the provision for loan losses partly offset by a $12.3 million decrease in income tax expense, an $11.4 million increase in net interest income and a $4.3 million increase in non-interest income.
Net interest income for the three and nine months ended September 30, 2013 increased $4.1 million, or 2.7%, and $11.4 million, or 2.5%, compared to the same periods in 2012. The increase primarily resulted from an increase in the average volume of interest-earning assets partly offset by a decrease in the net interest margin. Net interest income included an additional day of interest accrual in the first nine months of 2012 due to leap year. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.
The provision for loan losses for the three and nine months ended September 30, 2013 totaled $5.1 million and $14.7 million compared to $2.5 million and $6.0 million for the same periods in 2012. The increase during the nine months ended September 30, 2013 was impacted by charge-offs totaling $18.8 million related to a single commercial and industrial loan relationship during the first ($15.0 million ) and third ($3.8 million) quarters of 2013. See the analysis of the provision for loan losses included in the section captioned “Allowance for Loan Losses” included elsewhere in this discussion.
Non-interest income for the three and nine months ended September 30, 2013 decreased $1.0 million, or 2.2%, and increased $4.3 million, or 3.2%, compared to the same periods in 2012. The decrease during the three months ended September 30, 2013 was primarily related to a decrease in other non-interest income partly offset by a increases in other charges, commissions and fees and insurance commissions and fees. The decrease in other non-interest income was partly related to a decrease in income from securities trading and customer derivative transactions, which was mostly due to a decrease in customer interest rate swap transaction fees, and a decrease in sundry income from miscellaneous items as the Banking segment realized $1.4 million in proceeds from a legal settlement in the third quarter of 2012. The increase during the nine months ended September 30, 2013 was primarily due to increases in other non-interest income and insurance commissions and fees partly offset by a decrease in service charges on deposits. In addition to the aforementioned items impacting other non-interest income, during the first quarter of 2013, the Banking segment realized a $5.6 million gain related to the sale of a building and parking garage. The Banking segment leased back portions of the building through the third quarter of 2013 and the first quarter of 2015. As a result, a portion of the gain was deferred and only $4.7 million of the total $5.6 million gain has been recognized as a component of other non-interest income during the nine months ended September 30, 2013. The increase in insurance commissions and fees during the nine months ended September 30, 2013 was primarily due to increases in commission income. The decrease in services charges on deposit accounts during the nine months ended September 30, 2013 was mostly due to a decrease in service charges on commercial accounts. See the analysis of these items included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for the three months and nine months ended September 30, 2013 increased $4.6 million, or 3.8%, and $22.4 million, or 6.2%, compared to the same periods in 2012. The increase during the three months ended September 30, 2013 was primarily due to increases in salaries and wages and employee benefits, other non-interest expense, furniture and equipment expense and deposit insurance expense. The increase during the nine months ended September 30, 2013 was primarily due to increases in other non-interest expense, salaries and wages and employee benefits and furniture and equipment expense. The increase in other non-interest expense during the nine months ended September 30, 2013 was primarily related to the write-down of certain land and other assets totaling $7.2 million during the first quarter of 2013. Approximately $6.2 million of this amount was related to the write-down of certain long-term bank-owned property in downtown San Antonio that was made available for sale. Other non-interest expense during the three and nine months ended September 30, 2013 was also impacted by increases in ATM expense, professional services expense and overhead cost allocations, among other things. The increases in salaries and wages during the three and nine months ended September 30, 2013 were primarily related to an increase in the number of employees, normal annual merit and market increases and increases in incentive compensation partly offset by decreases in stock-based compensation expense and increases in cost deferrals related to lending activity. The increases in furniture and equipment expense during the three and nine months ended September 30, 2013 were primarily due to increases in software amortization, repairs expense, equipment rental expense, depreciation expense and, additionally during the nine months ended September 30, 2013, software maintenance. The increases in employee benefits expense were primarily related to increases in expenses related to the Corporation’s 401(k) and profit sharing plans, medical insurance expense and payroll taxes. See the analysis of these items included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.
Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $10.4 million and $32.8 million during the three and nine months ended September 30, 2013 and $10.0 million and $31.6 million during the three and nine months ended September 30, 2012. The increase during the three months ended September 30, 2013 was related to an increase in commission income. The increase during the nine months ended September 30, 2013 was related to an increase in commission income and, to a lesser extent, contingent commissions. See the analysis of insurance commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion. Frost Insurance Agency also had consulting revenues totaling $415 thousand and $1.1 million during the three and nine months ended September 30, 2013 and $364 thousand and $1.2 million during the three and nine months ended September 30, 2012. Consulting revenues are reported as a component of other charges, commissions and fees and were primarily related to the acquisition of Stone Partners during the first quarter of 2012.
Frost Wealth Advisors
Net income for the three and nine months ended September 30, 2013 increased $502 thousand, or 15.2%, and increased $384 thousand, or 3.5%, compared to the same periods in 2012. The increase during the three months ended September 30, 2013 was primarily due to a $3.2 million increase in non-interest income mostly offset by a $2.0 million increase in non-interest expense, a $361 thousand decrease in net interest income and a $271 thousand increase in income tax expense. The increase during the nine months ended September 30, 2013 was primarily due to a $6.9 million increase in non-interest income mostly offset by a $5.1 million increase in non-interest expense and a $1.2 million decrease in net interest income.
Net interest income for the three and nine months ended September 30, 2013 decreased $361 thousand, or 17.6%, and $1.2 million, or 19.5%, compared to the same periods in 2012. The decrease in net interest income was partly due to a decrease in the funds transfer price received for providing funds.
Non-interest income for the three and nine months ended September 30, 2013 increased $3.2 million, or 13.2%, and $6.9 million, or 9.5%, compared to the same periods in 2012. The increases during the three and nine months ended September 30, 2013 were primarily due to increases in trust and investment management fees (up $1.9 million during the three months ended September 30, 2013 and $4.5 million during the nine months ended September 30, 2013) and other charges, commissions and fees (up $1.2 million during the three months ended September 30, 2013 and $2.5 million during the nine months ended September 30, 2013).
Trust and investment management fee income is the most significant income component for Frost Wealth Advisors. Investment fees are the most significant component of trust and investment management fees, making up approximately 67% of total trust and investment management fees for the first nine months of 2013. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. The increase in trust and investment management fee income during the three months ended September 30, 2013 compared to the same period in 2012 was primarily the result of an increase in trust investment fees, oil and gas fees and estate fees. The increase in trust and investment management fee income during the nine months ended September 30, 2013 compared to the same period in 2012 was primarily the result of an increase in trust investment fees, securities lending income and oil and gas fees partly offset by a decrease in estate fees. See the analysis of trust and investment management fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
The increases in other charges, commissions and fees during the three and nine months ended September 30, 2013 compared to the same periods in 2012 was primarily due to increases in income related to sale of annuities and mutual funds.
Non-interest expense for the three and nine months ended September 30, 2013 increased $2.0 million, or 9.6%, and $5.1 million, or 8.2%, compared to the same periods in 2012. The increases were primarily due to a increases in salaries and wages (up $989 thousand and $2.8 million, respectively), other non-interest expense (up $800 thousand and $1.7 million, respectively) and employee benefits (up $130 thousand and $534 thousand, respectively). The increases in salaries and wages were primarily related to normal annual merit and market increases. The increases in other non-interest expense were related to increases in professional services expense as well as increases in various miscellaneous categories of expense and overhead cost allocations. The increases in employee benefits were related to increases in payroll taxes, 401(k) plan expenses and medical insurance expense and, during the nine months ended September 30, 2013, profit sharing plan expenses.
Non-Banks
The Non-Banks segment had a net loss of $1.3 million and $4.0 million for the three and nine months ended September 30, 2013 compared to a net loss of $1.5 million and $4.3 million for the same periods in 2012. The decrease in the net loss during the three months ended September 30, 2013 was primarily due to a $691 thousand increase in non-interest income and a $278 thousand increase in the net income tax benefit partly offset by a $764 thousand increase in non-interest expense. The increase in non-interest income was primarily related to an increase in mineral interest income related to bonus, rental and shut-in payments and oil and gas royalties received from severed mineral interests on property owned by Main Plaza Corporation, a wholly-owned non-banking subsidiary of the Corporation. The increase non-interest expense was primarily related to an increase in professional services expense which included $853 thousand in costs incurred during the third quarter of 2013 associated with the pending acquisition of WNB Bancshares (See Note 18 - Pending Acquisition). During the nine months ended September 30, 2013, a $733 thousand decrease in net interest expense, a $270 thousand increase in the net income tax benefit and a $172 thousand increase in non-interest income were mostly offset by a $914 thousand increase in non-interest expense. The decrease in net interest expense was related to a decrease in the interest rate paid on the Corporation’s $100 million fixed-to-floating rate subordinated notes, which changed to a floating interest rate during the first quarter of 2012. The increase in non-interest income was primarily related to increased mineral interest income. The increase in non-interest expense was partly related to a $923 thousand write-off of certain premises and equipment assets during the first quarter of 2013 and the aforementioned $853 thousand in costs associated with the pending acquisition of WNB Bancshares. During the nine months ended September 30, 2012, non-interest expense included a $700 thousand non-recurring write-down of certain equipment assets.
Income Taxes
The Corporation recognized income tax expense of $12.0 million and $38.3 million, for an effective tax rate of 16.5% and 17.9% for the three and nine months ended September 30, 2013 compared to $17.1 million and $50.6 million, for an effective tax rate of 22.5% and 22.2% for the three and nine months ended September 30, 2012. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies. The decrease in the effective tax rate during 2013 was partly related to an increase in the relative proportion of tax-exempt income as the Corporation purchased additional tax-exempt municipal securities.
Average Balance Sheet
Average assets totaled $22.5 billion for the nine months ended September 30, 2013 representing an increase of $2.0 billion, or 9.8%, compared to average assets for the same period in 2012. The increase was primarily reflected in earning assets, which increased $2.1 billion, or 11.0%, during the first nine months of 2013 compared to the first nine months of 2012. The increase in earning assets was primarily due to a $1.2 billion increase in average interest-bearing deposits and an $870.9 million increase in average loans. The growth in average interest-earning assets was primarily funded by an increase in deposits. Total deposits averaged $19.0 billion for the first nine months of 2013, increasing $2.1 billion, or 12.3%, compared to the same period in 2012. Average interest-bearing accounts totaled 60.3% and 59.8% of average total deposits during the first nine months of 2013 and 2012, respectively.

Loans
Loans were as follows as of the dates indicated:

	September 30, 2013	Percentage of Total	December 31, 2012	Percentage of Total
Commercial and industrial:
Commercial	$4,357,696	46.8%	$4,357,100	47.2%
Leases	306,649	3.3	278,535	3.0
Asset-based	144,327	1.6	192,977	2.1
Total commercial and industrial	4,808,672	51.7	4,828,612	52.3
Commercial real estate:
Commercial mortgages	2,746,821	29.5	2,495,481	27.1
Construction	412,529	4.4	608,306	6.6
Land	211,619	2.3	216,008	2.3
Total commercial real estate	3,370,969	36.2	3,319,795	36.0
Consumer real estate:
Home equity loans	331,349	3.5	310,675	3.4
Home equity lines of credit	193,449	2.1	186,522	2.0
1-4 family residential mortgages	33,568	0.3	38,323	0.4
Construction	9,884	0.1	17,621	0.2
Other	231,577	2.5	224,206	2.4
Total consumer real estate	799,827	8.5	777,347	8.4
Total real estate	4,170,796	44.7	4,097,142	44.4
Consumer and other:
Consumer installment	333,885	3.6	311,310	3.4
Other	16,227	0.2	8,435	0.1
Total consumer and other	350,112	3.8	319,745	3.5
Unearned discounts	(23,126)	(0.2)	(21,651)	(0.2)
Total loans	$9,306,454	100.0%	$9,223,848	100.0%
Loans increased $82.6 million, or 0.9%, compared to December 31, 2012. The majority of the Corporation’s loan portfolio is comprised of commercial and industrial loans and real estate loans. Commercial and industrial loans made up 51.7% and 52.3% of total loans at September 30, 2013 and December 31, 2012, respectively, while real estate loans made up 44.7% and 44.4% of total loans, respectively, at those dates. Real estate loans include both commercial and consumer balances.
Commercial and industrial loans decreased $19.9 million, or 0.4%, during the first nine months of 2013. The Corporation’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Corporation’s loan policy guidelines. The commercial and industrial loan portfolio also includes the commercial lease and asset-based lending portfolios as well as purchased shared national credits (“SNC“s) which are discussed in more detail below.
Purchased shared national credits are participations purchased from upstream financial organizations and tend to be larger in size than the Corporation’s originated portfolio. The Corporation’s purchased SNC portfolio totaled $638.3 million at September 30, 2013, increasing $10.3 million, or 1.6%, from $628.0 million at December 31, 2012. At September 30, 2013, 63.5% of outstanding purchased SNCs was related to the energy industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the commercial and industrial portfolio, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of the Corporation’s customers. As a matter of policy, the Corporation generally only participates in SNCs for companies headquartered in or which have significant operations within the Corporation’s market areas. In addition, the Corporation must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.

Real estate loans increased $73.7 million, or 1.8%, during the first nine months of 2013. Real estate loans include both commercial and consumer balances. Commercial real estate loans totaled $3.4 billion at September 30, 2013 and represented 80.8% of total real estate loans. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. The Corporation’s primary focus for its commercial real estate portfolio has been growth in loans secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan.
The consumer loan portfolio, including all consumer real estate and consumer installment loans, totaled $1.1 billion at both September 30, 2013 and December 31, 2012. Consumer real estate loans, increased $22.5 million, or 2.9%, from December 31, 2012. Combined, home equity loans and lines of credit made up 65.6% and 64.0% of the consumer real estate loan total at September 30, 2013 and December 31, 2012, respectively. The Corporation offers home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans. In general, the Corporation no longer originates 1-4 family mortgage loans, however, from time to time, the Corporation may invest in such loans to meet the needs of its customers. Consumer installment loans, increased $22.6 million, or 7.3%, from December 31, 2012. The consumer installment loan portfolio primarily consists of automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents, and other similar types of credit facilities
Non-Performing Assets
Non-performing assets and accruing past due loans are presented in the table below. Troubled debt restructurings on non-accrual status are reported as non-accrual loans. Troubled debt restructurings on accrual status are reported separately.

	September 30, 2013	December 31, 2012
Non-accrual loans:
Commercial and industrial	$35,461	$46,308
Commercial real estate	40,541	39,731
Consumer real estate	2,298	2,773
Consumer and other	781	932
Total non-accrual loans	79,081	89,744
Restructured loans	8,243	—
Foreclosed assets:
Real estate	10,739	15,152
Other	9	350
Total foreclosed assets	10,748	15,502
Total non-performing assets	$98,072	$105,246

Ratio of non-performing assets to:
Total loans and foreclosed assets	1.05%	1.14%
Total assets	0.42	0.46

Accruing past due loans:
30 to 89 days past due	$36,242	$35,969
90 or more days past due	11,221	6,994
Total accruing past due loans	$47,463	$42,963

Ratio of accruing past due loans to total loans:
30 to 89 days past due	0.39%	0.39%
90 or more days past due	0.12	0.08
Total accruing past due loans	0.51%	0.47%
Non-performing assets include non-accrual loans, troubled debt restructurings and foreclosed assets. Non-performing assets at September 30, 2013 decreased $7.2 million from December 31, 2012. The level of non-performing assets during the comparable periods is reflective of weaker economic conditions which began in the latter part of 2008, although the level of classified assets has trended downward since the first quarter of 2012. Non-accrual commercial and industrial loans included one credit relationship in excess of $5 million totaling $6.5 million at September 30, 2013 and three credit relationships in excess of $5 million totaling $27.8 million at December 31, 2012. Non-accrual real estate loans primarily consist of land development, 1-4 family residential construction credit relationships and loans secured by office buildings and religious facilities. Non-accrual commercial real estate loans included two credit relationships in excess of $5 million totaling $18.2 million at both September 30, 2013 and December 31, 2012. Approximately $1.8 million and $15.0 million of the non-accrual commercial and industrial loans at September 30, 2013 and December 31, 2012, respectively, and $12.6 million of the non-accrual commercial real estate loans at both September 30, 2013 and December 31, 2012 pertained to the same customer.
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
Foreclosed assets represent property acquired as the result of borrower defaults on loans. Foreclosed assets are recorded at estimated fair value, less estimated selling costs, at the time of foreclosure. Regulatory guidelines require the Corporation to reevaluate the fair value of foreclosed assets on at least an annual basis. The Corporation’s policy is to comply with the regulatory guidelines. Write-downs are provided for subsequent declines in value and are included in other non-interest expense along with other expenses related to maintaining the properties. Write-downs of foreclosed assets totaled $829 thousand and $1.3 million, during the nine months ended September 30, 2013 and 2012, respectively. There were no significant concentrations of any properties, to which the aforementioned write-downs relate, in any single geographic region.
Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At September 30, 2013 and December 31, 2012, the Corporation had $8.5 million and $10.7 million in loans of this type which are not included in either of the non-accrual, restructured or 90 days past due loan categories. At September 30, 2013, potential problem loans consisted of four credit relationships. Of the total outstanding balance at September 30, 2013, 34.0% related to a municipality, 33.6% related to a customer in the health care industry and 32.4% related to two customers in commercial real estate/real estate development. Weakness in these organizations’ operating performance and condition has caused the Corporation to heighten the attention given to these credits.
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

The table below provides, as of the dates indicated, an allocation of the allowance for loan losses by loan type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	September 30, 2013	December 31, 2012
Commercial and industrial	$54,578	$54,164
Commercial real estate	21,716	29,346
Consumer real estate	5,098	5,252
Consumer and other	4,682	3,507
Unallocated	7,073	12,184
Total	$93,147	$104,453
The reserve allocated to commercial and industrial loans at September 30, 2013 increased $414 thousand compared to December 31, 2012. The increase was primarily related to an increase in the distressed industries allocation, a decrease in the adjustment for recoveries and increases in the reserve allocated for highly leveraged credit relationships and specific valuation allowances, mostly offset by decreases in historical valuation allowances, the reserve allocated for excessive industry concentrations and the environmental risk adjustment. The distressed industries allocation related to commercial and industrial loans increased $2.3 million from $5.9 million at December 31, 2012 to $8.2 million at September 30, 2013. The increase was primarily related to an increase in the volume of loans to contractors combined with an increase in the spread by which the weighted-average risk grade of this portfolio exceeds the weighted-average risk grade of the commercial and industrial loan portfolio as a whole. The adjustment for recoveries decreased $2.2 million from $4.9 million at December 31, 2012 to $2.7 million at September 30, 2013 primarily due to the lower level of recoveries experienced in the first nine months of 2013 relative to 2012. The reserve allocated for highly leveraged credit relationships increased $1.9 million from $2.9 million at December 31, 2012 to $4.8 million at September 30, 2013 primarily due to an increase in the volume of such credit relationships. The decrease in historical valuation allowances was primarily due to decreases in the historical loss allocation factors applied to certain categories of non-classified and classified commercial and industrial loans. The decrease in the reserve allocated for excessive industry concentrations was primarily related to a decrease in the volumes of industry concentrations combined with a decrease in the allocation factors applied to certain categories of industry concentrations. The environmental risk adjustment decreased $1.4 million from $6.6 million at December 31, 2012 to $5.2 million at September 30, 2013. Although the environmental risk adjustment factor increased at September 30, 2013 compared to December 31, 2012, the dollar amount of the environmental risk adjustment decreased as a result of the aforementioned decreases in the base historical loss allocation factors to which the environmental risk adjustment factor is applied.
Classified commercial and industrial loans (loans having a risk grade of 11, 12 or 13) totaled $96.4 million at September 30, 2013 compared to $100.1 million at December 31, 2012. Specific allocations of the allowance for loan losses related to commercial and industrial loans totaled $6.6 million at September 30, 2013 compared to $5.1 million at December 31, 2012.
The reserve allocated to commercial real estate loans at September 30, 2013 decreased $7.6 million compared to December 31, 2012. The decrease was mostly related to decreases in the historical valuation allowances related to pass and watch grade commercial real estate loans due to decreases in the historical loss allocation factors applied to such loans. The reserve allocated to commercial real estate loans at September 30, 2013 compared to December 31, 2012 was also partly impacted by a decrease in the allocation for excessive industry concentrations (down $2.3 million), a decrease in the reserve allocation for distressed industries (down $738 thousand) and a decrease in the environmental risk adjustment (down $597 thousand).
Classified commercial real estate loans totaled $95.5 million at September 30, 2013 compared to $118.1 million at December 31, 2012. Specific allocations of the allowance for loan losses related to commercial real estate loans totaled $2.3 million at September 30, 2013 compared to $3.1 million at December 31, 2012. The environmental adjustment factor resulted in additional general valuation allowances for commercial real estate loans totaling $3.1 million at September 30, 2013 and $3.7 million at December 31, 2012. The distressed industries allocation related to commercial real estate loans totaled $444 thousand at September 30, 2013 and $1.2 million at December 31, 2012.
The reserve allocated to consumer real estate loans at September 30, 2013 decreased $154 thousand compared to December 31, 2012 as decreases in historical valuation allowances as well as decreases in the allocation for loans that did not undergo a separate, independent concurrence review during the underwriting process and the environmental risk adjustment were partly offset by a decrease in the adjustment for recoveries.
The reserve allocated to consumer and other loans at September 30, 2013 increased $1.2 million compared to December 31, 2012. The increase was primarily related to an increase in the historical valuation allowance due to an increase in the historical loss allocation factor applied to consumer and other loans and an increase in the environmental risk adjustment. The increase from these items was partly offset by a decrease in the allocation for loans that did not undergo a separate, independent concurrence review during the underwriting process and an increase in the adjustment for recoveries.
The unallocated portion of the allowance for loan losses represents general valuation allowances that are not allocated to specific loan portfolio segments. See Note 3 – Loans in the accompanying notes to consolidated financial statements for information regarding the components of the unallocated portion of the allowance. The unallocated portion of the allowance for loan losses at September 30, 2013 decreased $5.1 million compared to December 31, 2012. This decrease was primarily due to a decrease in the allocation for general macroeconomic risk (down $5.0 million). This is reflective of improving trends in certain components of the Texas Leading Index and, aside from the $18.8 million in charge-offs discussed below related to a single customer relationship which was not considered to be indicative of a decline in the overall credit quality of the Corporation’s loan portfolio, the trend in net charge-offs has stabilized at improved levels compared to recent years. The overall level of classified commercial and industrial and commercial real estate loans decreased approximately $26.3 million, or 12.0%, at September 30, 2013 compared to December 31, 2012 while the overall weighted-average risk grades of these portfolios was 6.39% at both September 30, 2013 and December 31, 2012.
Activity in the allowance for loan losses is presented in the following table.

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Balance at beginning of period	$93,400	$105,648	$104,453	$110,147
Provision for loan losses	5,108	2,500	14,683	5,955
Charge-offs:
Commercial and industrial	(4,962)	(5,837)	(25,700)	(13,323)
Commercial real estate	(56)	(520)	(737)	(3,715)
Consumer real estate	(514)	(209)	(1,009)	(1,104)
Consumer and other	(2,610)	(2,391)	(7,161)	(6,605)
Total charge-offs	(8,142)	(8,957)	(34,607)	(24,747)
Recoveries:
Commercial and industrial	666	1,181	1,994	3,816
Commercial real estate	182	3,212	1,064	4,562
Consumer real estate	57	53	291	663
Consumer and other	1,876	1,764	5,269	5,005
Total recoveries	2,781	6,210	8,618	14,046
Net charge-offs	(5,361)	(2,747)	(25,989)	(10,701)
Balance at end of period	$93,147	$105,401	$93,147	$105,401

Ratio of allowance for loan losses to:
Total loans	1.00%	1.20%	1.00%	1.20%
Non-accrual loans	117.79	99.05	117.79	99.05
Ratio of annualized net charge-offs to average total loans	0.23	0.13	0.38	0.17
The provision for loan losses increased $2.6 million, or 104.3%, during the three months ended September 30, 2013 and increased $8.7 million, or 146.6%, during the nine months ended September 30, 2013 compared to the same periods in 2012. During the first nine months of 2013, the Corporation recognized charge-offs totaling $18.8 million ($15.0 million in the first quarter and $3.8 million in the third quarter) related to a single commercial and industrial loan relationship. The loan was not past due or previously considered to be a non-performing, impaired or potential problem loan prior to the initial charge-off in the first quarter of 2013; however, in April 2013, the borrower entered into bankruptcy proceedings. The level of the provision for loan losses during the first nine months of 2013 was impacted by this charge-off. Net charge-offs during the three months ended September 30, 2013 increased $2.6 million while net charge-offs during the nine months ended September 30, 2013 increased $15.3 million, compared in each case, to the same periods in 2012. Excluding the $18.8 million in charge-offs related to a single commercial and industrial loan relationship, net charge-offs would have been $7.2 million, or 0.11% of average loans (on an annualized basis) during the first nine months of 2013. This compares to net charge-offs of $10.7 million, or 0.17% of average loans (on an annualized basis) during the first nine months of 2012, evidencing the otherwise positive trend in net charge-offs and the overall credit quality of the Corporation’s loan portfolio.

The ratio of the allowance for loan losses to total loans decreased 13 basis points from 1.13% at December 31, 2012 to 1.00% at September 30, 2013. Management believes the recorded amount of the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, the Corporation’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.
Capital and Liquidity
Capital. Shareholders’ equity totaled $2.5 billion and $2.4 billion at September 30, 2013 and December 31, 2012. In addition to net income of $175.3 million, other sources of capital during the nine months ended September 30, 2013 included $144.5 million related to newly issued preferred stock, $65.0 million in proceeds from stock option exercises and related tax benefits of $1.9 million, and $7.3 million related to stock-based compensation. Uses of capital during the nine months ended September 30, 2013 included $144.0 million related to an accelerated share repurchase program, $94.0 million of dividends paid on preferred and common stock, and other comprehensive loss, net of tax, of $92.3 million.
The accumulated other comprehensive income/loss component of shareholders’ equity totaled a net, after-tax, unrealized gain of $145.7 million at September 30, 2013 compared to a net, after-tax, unrealized gain of $238.0 million at December 31, 2012. The decrease was primarily due to a combined $79.4 million net after-tax decrease in the net unrealized gain on securities available for sale and securities transferred to held to maturity and a $16.1 million net after-tax decrease in the accumulated net gain on effective cash flow hedges partly offset by a $3.2 million net after-tax decrease in the net actuarial loss of the Corporation’s defined benefit post-retirement benefit plans.
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
The Corporation paid quarterly dividends of $0.48, $0.50 and $0.50 per common share during the first, second and third quarters of 2013 and quarterly dividends of $0.46, $0.48 and $0.48 per common share during the first, second and third quarters of 2012. This equates to a dividend payout ratio of 52.1%, 53.0% and 51.9% during the first, second and third quarters of 2013 and 46.3%, 50.8% and 50.3% during the first, second and third quarters of 2012. Under the terms of the junior subordinated deferrable interest debentures that Cullen/Frost has issued to Cullen/Frost Capital Trust II, Cullen/Frost has the right at any time during the term of the debentures to defer the payment of interest at any time or from time to time for an extension period not exceeding 20 consecutive quarterly periods with respect to each extension period. The ability of the Corporation to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of its capital stock is subject to certain restrictions during any such extension period.
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
From time to time, the Corporation’s board of directors has authorized stock repurchase plans. Stock repurchase plans allow the Corporation to proactively manage its capital position and return excess capital to shareholders. Shares purchased under such plans also provide the Corporation with shares of common stock necessary to satisfy obligations related to stock compensation awards. The aforementioned accelerated share repurchase is part of a stock repurchase program that was authorized by the Corporation’s board of directors in December 2012 to buy up to $150 million of the Corporation’s common stock. During the nine months ended September 30, 2013, 2,236,748 shares were repurchased under the stock repurchase plan. See Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds, included elsewhere in this report, for details of stock repurchases during the quarter.

Basel III Capital Rules. In July 2013, the Corporation’s primary federal regulator, the Federal Reserve, published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including Cullen/Frost and Frost Bank, compared to the current U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach, which was derived from Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel III Capital Rules are effective for Cullen/Frost and Frost Bank on January 1, 2015 (subject to a phase-in period). Management believes that, as of September 30, 2013, Cullen/Frost and Frost Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective. See Note 7 – Capital and Regulatory Matters for additional information regarding the Basel III Capital Rules.
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
The liquidity position of the Corporation is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in the Corporation’s asset/liability management process. The Corporation regularly models liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into the Corporation’s contingency funding plan, which provides the basis for the identification of the Corporation’s liquidity needs. As of September 30, 2013, management is not aware of any events that are reasonably likely to have a material adverse effect on the Corporation’s liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity, including the Basel III liquidity framework, which, if implemented, would have a material adverse effect on the Corporation.
Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 7 – Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At September 30, 2013, Cullen/Frost had liquid assets, including cash and resell agreements, totaling $315.3 million, which included $100 thousand in cash collateral on deposit with other financial institution counterparties to interest rate swap transactions.

Accounting Standards Updates
See Note 17 - Accounting Standards Updates in the accompanying notes to consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on the Corporation’s financial statements.

Consolidated Average Balance Sheets and Interest Income Analysis - Quarter To Date
(Dollars in thousands - taxable-equivalent basis)

	September 30, 2013			September 30, 2012
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$3,200,511	$2,077	0.26%	$1,655,297	$1,115	0.27%
Federal funds sold and resell agreements	14,409	16	0.44	25,852	27	0.41
Securities:
Taxable	4,922,489	23,007	1.91	6,460,229	32,091	2.05
Tax-exempt	3,810,428	53,701	5.65	2,441,874	37,606	6.69
Total securities	8,732,917	76,708	3.56	8,902,103	69,697	3.28
Loans, net of unearned discounts	9,251,470	105,818	4.54	8,635,181	103,129	4.75
Total Earning Assets and Average Rate Earned	21,199,307	184,619	3.48	19,218,433	173,968	3.68
Cash and due from banks	536,259			551,711
Allowance for loan losses	(93,884)			(107,195)
Premises and equipment, net	306,978			319,997
Accrued interest and other assets	977,104			1,026,898
Total Assets	$22,925,764			$21,009,844

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$7,070,308			$6,486,325
Correspondent banks	310,999			324,034
Public funds	356,827			350,731
Total non-interest-bearing demand deposits	7,738,134			7,161,090
Interest-bearing deposits:
Private accounts
Savings and interest checking	3,588,252	324	0.04	3,034,198	398	0.05
Money market deposit accounts	6,754,558	2,483	0.15	5,853,895	3,116	0.21
Time accounts	965,859	575	0.24	1,024,817	932	0.36
Public funds	412,780	140	0.13	375,937	152	0.16
Total interest-bearing deposits	11,721,449	3,522	0.12	10,288,847	4,598	0.18
Total deposits	19,459,583			17,449,937
Federal funds purchased and repurchase agreements	553,980	30	0.02	603,313	37	0.02
Junior subordinated deferrable interest debentures	123,712	1,710	5.53	123,712	1,711	5.53
Subordinated notes payable and other notes	100,000	236	0.94	100,000	281	1.12
Federal Home Loan Bank advances	—	—	—	14	—	6.00
Total Interest-Bearing Funds and Average Rate Paid	12,499,141	5,498	0.18	11,115,886	6,627	0.24
Accrued interest and other liabilities	241,931			340,131
Total Liabilities	20,479,206			18,617,107
Shareholders’ Equity	2,446,558			2,392,737
Total Liabilities and Shareholders’ Equity	$22,925,764			$21,009,844
Net interest income		$179,121			$167,341
Net interest spread			3.30%			3.44%
Net interest income to total average earning assets			3.38%			3.54%
For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis-Year-to-Date
(Dollars in thousands - taxable-equivalent basis)

	September 30, 2013			September 30, 2012
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$2,573,719	$4,928	0.26%	$1,379,857	$2,948	0.29%
Federal funds sold and resell agreements	18,342	67	0.49	24,310	75	0.41
Securities:
Taxable	5,456,207	75,869	1.90	6,609,862	102,556	2.13
Tax-exempt	3,459,109	148,187	5.76	2,306,217	109,069	6.85
Total securities	8,915,316	224,056	3.41	8,916,079	211,625	3.31
Loans, net of unearned discounts	9,189,648	314,123	4.57	8,318,783	301,736	4.85
Total Earning Assets and Average Rate Earned	20,697,025	543,174	3.53	18,639,029	516,384	3.78
Cash and due from banks	555,910			560,471
Allowance for loan losses	(97,589)			(108,887)
Premises and equipment, net	310,278			322,379
Accrued interest and other assets	993,356			1,033,033
Total Assets	$22,458,980			$20,446,025

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$6,864,030			$6,083,552
Correspondent banks	316,927			325,819
Public funds	360,665			388,380
Total non-interest-bearing demand deposits	7,541,622			6,797,751
Interest-bearing deposits:
Private accounts
Savings and interest checking	3,551,941	1,077	0.04	2,944,602	1,239	0.06
Money market deposit accounts	6,484,811	7,925	0.16	5,751,364	9,105	0.21
Time accounts	980,658	1,956	0.27	1,032,779	2,917	0.38
Public funds	428,244	454	0.14	385,042	456	0.16
Total interest-bearing deposits	11,445,654	11,412	0.13	10,113,787	13,717	0.18
Total deposits	18,987,276			16,911,538
Federal funds purchased and repurchase agreements	533,716	89	0.02	619,185	105	0.02
Junior subordinated deferrable interest debentures	123,712	5,073	5.47	123,712	5,096	5.49
Subordinated notes payable and other notes	100,000	710	0.95	100,000	1,445	1.93
Federal Home Loan Bank advances	1	—	6.00	18	1	6.00
Total Interest-Bearing Funds and Average Rate Paid	12,203,083	17,284	0.19	10,956,702	20,364	0.25
Accrued interest and other liabilities	273,430			339,090
Total Liabilities	20,018,135			18,093,543
Shareholders’ Equity	2,440,845			2,352,482
Total Liabilities and Shareholders’ Equity	$22,458,980			$20,446,025
Net interest income		$525,890			$496,020
Net interest spread			3.34%			3.53%
Net interest income to total average earning assets			3.42%			3.63%

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
The Corporation utilizes an earnings simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months. The model measures the impact on net interest income relative to a flat-rate case scenario of hypothetical fluctuations in interest rates over the next 12 months. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet. The impact of interest rate derivatives, such as interest rate swaps, caps and floors, is also included in the model. Other interest rate-related risks such as prepayment, basis and option risk are also considered.
For modeling purposes, as of September 30, 2013, the model simulations projected that a 100 basis point increase in interest rates would result in a negative variance in net interest income of 0.1% and a 200 basis point increase in interest rates would result in a positive variance in net interest income of 1.1%, relative to the flat-rate case over the next 12 months, while a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 2.7% relative to the flat-rate case over the next 12 months. The September 30, 2013 model simulations were impacted by the assumption, for modeling purposes, that the Corporation will begin to pay interest on demand deposits in the fourth quarter of 2013, as further discussed below. As of September 30, 2012, the model simulations projected that 100 and 200 basis point increases in interest rates would result in negative variances in net interest income of 1.0% and 1.1%, respectively, relative to the flat-rate case over the next 12 months, while a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 1.7% relative to the flat-rate case over the next 12 months. The September 30, 2012 model simulations were impacted by the assumption, for modeling purposes, that the Corporation would begin to pay interest on demand deposits in the fourth quarter of 2012. The likelihood of a decrease in interest rates beyond 25 basis points as of September 30, 2013 and 2012 was considered to be remote given prevailing interest rate levels.
Financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) repealed the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. Although the ultimate impact of this legislation on the Corporation has not been significant, the Corporation may begin to incur interest costs associated with demand deposits in the future as market conditions warrant. If this were to occur, the Corporation’s balance sheet would likely become more liability sensitive. Because the interest rate that will ultimately be paid on these demand deposits depends upon a variety of factors, some of which are beyond the Corporation’s control, the Corporation assumed an aggressive pricing structure for the purposes of the model simulations discussed above with interest payments beginning in the fourth quarter of 2013. Should the actual interest rate paid on demand deposits be less than the rate assumed in the model simulations, or should the interest rate paid for demand deposits become an administered rate with less direct correlation to movements in general market interest rates, the Corporation’s balance sheet could be more asset sensitive than the model simulations currently indicate.
The Corporation experienced significant growth in deposits during 2011 and 2012 which funded a significant increase in fixed-rate securities. During the first nine months of 2012, higher-levels of fixed-rate securities coupled with the assumption, for modeling purposes, that the Corporation would begin paying interest on demand deposits that were previously non-interest-bearing as a result of the aforementioned legislation, resulted in the model simulations as of September 30, 2012 indicating that the Corporation’s balance sheet would become more liability sensitive. The model simulations as of September 30, 2013 indicate that the Corporation’s balance sheet has become more asset sensitive in comparison to September 30, 2012 primarily due to a decrease in the relative proportion of earning assets invested in fixed-rate securities and increases in the relative proportion of interest earning assets invested in variable rate interest-bearing deposits.
As of September 30, 2013, the effects of a 200 basis point increase and a 25 basis point decrease in interest rates on the Corporation’s derivative holdings would not result in a significant variance in the Corporation’s net interest income.
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
Item 1A. Risk Factors
There has been no material change in the risk factors disclosed under Item 1A. of the Corporation’s 2012 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases made by or on behalf of the Corporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation’s common stock during the three months ended September 30, 2013. Dollar amounts in thousands.

Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plan at the End of the Period
July 1, 2013 to July 31, 2013	—	$—		—	$34,800
August 1, 2013 to August 31, 2013	331,671	86.83	(1)	331,671	6,000
September 1, 2013 to September 30, 2013	—	—		—	6,000
Total	331,671	$—		331,671

(1) Amounts represent the final settlement of a $144.0 million accelerated stock repurchase program. On February 12, 2013, the Corporation initially purchased 1,905,077 shares for $115.2 million, or approximately $60.47 per share. An additional 331,671 shares were repurchased on August 13, 2013 for $28.8 million. The final purchase price per share for all shares under the accelerated stock repurchase program was approximately $64.38 per share. This amount was based on an adjusted volume weighted average price of the Corporation's common stock over the six-month period of the program. As the initial shares were purchased at a discount to the ultimate settlement price, the shares received at final settlement were purchased at a premium so that the average purchase price for the total 2,236,748 shares repurchased under the program was equal to the adjusted volume weighted average price of the Corporation's common stock over the six-month period of the program, or approximately $64.38 per share.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits
(a) Exhibits

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of the Corporation's Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Corporation's Chief Financial Officer
32.1+	Section 1350 Certification of the Corporation's Chief Executive Officer
32.2+	Section 1350 Certification of the Corporation's Chief Financial Officer
101	Interactive Data File

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

Cullen/Frost Bankers, Inc.
(Registrant)

Date:	October 30, 2013	By:	/s/ Phillip D. Green
Phillip D. Green
Group Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer, Principal Financial
Officer and Principal Accounting Officer)