Form 10-K
period 2013-12-31
CULLEN/FROST BANKERS, INC.
filed 2014-02-06
CIK 39263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended:    December 31, 2013
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐    No  ☒
As of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by non-affiliates, based upon the closing price per share of the registrant’s common stock as reported on The New York Stock Exchange, Inc., was approximately $3.9 billion.
As of February 5, 2014, there were 60,757,118 shares of the registrant’s common stock, $.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2014 Annual Meeting of Shareholders of Cullen/Frost Bankers, Inc. to be held on April 24, 2014 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

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
The Corporation
Cullen/Frost Bankers, Inc. (“Cullen/Frost”), a Texas business corporation incorporated in 1977, is a financial holding company and a bank holding company headquartered in San Antonio, Texas that provides, through its subsidiaries (collectively referred to as the “Corporation”), a broad array of products and services throughout numerous Texas markets. The Corporation offers commercial and consumer banking services, as well as trust and investment management, mutual funds, investment banking, insurance, brokerage, leasing, asset-based lending, treasury management and item processing services. At December 31, 2013, Cullen/Frost had consolidated total assets of $24.3 billion and was one of the largest independent bank holding companies headquartered in the State of Texas.
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
The Corporation serves a wide variety of industries including, among others, energy, manufacturing, services, construction, retail, telecommunications, healthcare, military and transportation. The Corporation’s customer base is similarly diverse. While the Corporation’s loan portfolio has a significant concentration of energy-related loans totaling approximately 11.7% of total loans, the Corporation is not dependent upon any single industry or customer.
The Corporation’s operating objectives include expansion, diversification within its markets, growth of its fee-based income, and growth internally and through acquisitions of financial institutions, branches and financial services businesses. The Corporation generally seeks merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services. The Corporation regularly evaluates merger and acquisition opportunities and conducts due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of the Corporation’s tangible book value and net income per common share may occur in connection with any future transaction. During 2013, the Corporation announced an agreement to acquire WNB Bancshares, Inc., a bank holding company located in Odessa, Texas ("WNB"). The merger, which is subject to regulatory approval, is expected to be consummated in the second quarter of 2014. See Note 21 - Pending Acquisition in the accompanying notes to consolidated financial statements included elsewhere in this report. Also during 2013, the Corporation acquired a Houston-based insurance agency specializing in commercial lines insurance products. During 2012, the Corporation acquired a Houston-based human resources consulting firm that specializes in compensation, benefits and outsourcing services. During 2011, the Corporation acquired an insurance agency in the San Antonio market area. None of these acquisitions had a significant impact on the Corporation’s financial statements during their respective reporting periods.
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
Although the accounts of Trust II are not included in the Corporation’s consolidated financial statements, the $120.0 million in trust preferred securities issued by Trust II are currently included in the Tier 1 capital of Cullen/Frost for regulatory capital purposes. See the section captioned “Supervision and Regulation - Capital Requirements” for a discussion of the regulatory capital treatment of the Corporation's trust preferred securities, including the recently adopted revisions to that treatment that will require the Corporation to phase-out the inclusion of trust preferred securities in Tier 1 capital.
Frost Bank
Frost Bank, the principal operating subsidiary and sole banking subsidiary of Cullen/Frost, is primarily engaged in the business of commercial and consumer banking through approximately 114 financial centers across Texas in the Austin, Corpus Christi, Dallas, Fort Worth, Houston, Rio Grande Valley and San Antonio regions. Frost Bank expects to enter the Midland/Odessa region in 2014 after the closing of the aforementioned acquisition of WNB. Frost Bank also operates over 1,100 automated-teller machines (“ATMs”) throughout the State of Texas, including over 630 ATMs operated in connection with a branding arrangement to be the exclusive cash-machine provider for CST Brands, Inc. Corner Stores in Texas. Frost Bank was chartered as a national banking association in 1899, but its origin can be traced to a mercantile partnership organized in 1868. At December 31, 2013, Frost Bank had consolidated total assets of $24.4 billion and total deposits of $20.8 billion and was one of the largest commercial banks headquartered in the State of Texas.
Significant services offered by Frost Bank include:

•
 Commercial Banking. Frost Bank provides commercial banking services to corporations and other business clients. Loans are made for a wide variety of general corporate purposes, including financing for industrial and commercial properties and to a lesser extent, financing for interim construction related to industrial and commercial properties, financing for equipment, inventories and accounts receivable, and acquisition financing. The Corporation also originates commercial leases and offers treasury management services.

•
Consumer Services. Frost Bank provides a full range of consumer banking services, including checking accounts, savings programs, ATMs, overdraft facilities, installment and real estate loans, home equity loans and lines of credit, drive-in and night deposit services, safe deposit facilities and brokerage services.

•
 International Banking. Frost Bank provides international banking services to customers residing in or dealing with businesses located in Mexico. These services consist of accepting deposits (generally only in U.S. dollars), making loans (in U.S. dollars only), issuing letters of credit, handling foreign collections, transmitting funds, and to a limited extent, dealing in foreign exchange.

•
Correspondent Banking. Frost Bank acts as correspondent for approximately 333 financial institutions, which are primarily banks in Texas. These banks maintain deposits with Frost Bank, which offers them a full range of services including check clearing, transfer of funds, fixed income security services, and securities custody and clearance services.

•
Trust Services. Frost Bank provides a wide range of trust, investment, agency and custodial services for individual and corporate clients. These services include the administration of estates and personal trusts, as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations. At December 31, 2013, the estimated fair value of trust assets was $28.4 billion, including managed assets of $11.9 billion and custody assets of $16.5 billion.

•
Capital Markets - Fixed-Income Services. Frost Bank’s Capital Markets Division supports the transaction needs of fixed-income institutional investors. Services include sales and trading, new issue underwriting, money market trading, and securities safekeeping and clearance.

•
Global Trade Services. Frost Bank's Global Trade Services Division supports international business activities including foreign exchange, international letters of credit and export-import financing, among other things.

 Frost Insurance Agency, Inc.
Frost Insurance Agency, Inc. is a wholly owned subsidiary of Frost Bank that provides insurance brokerage services to individuals and businesses covering corporate and personal property and casualty insurance products, as well as group health and life insurance products and consulting services.
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
Frost Securities, Inc.
Frost Securities, Inc. is a wholly owned subsidiary of Cullen/Frost that provides advisory and private equity services to middle market companies in Texas.
Main Plaza Corporation
Main Plaza Corporation is a wholly owned subsidiary of Cullen/Frost that occasionally makes loans to qualified borrowers. Loans are funded with current cash or borrowings against internal credit lines.
Other Subsidiaries
Cullen/Frost has various other subsidiaries that are not significant to the consolidated entity.
Operating Segments
Cullen/Frost’s operations are managed along two reportable operating segments consisting of Banking and Frost Wealth Advisors. See the sections captioned “Results of Segment Operations” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 18 - Operating Segments in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which are located elsewhere in this report.
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
Prior to June 22, 2012, Frost Bank was organized as a national banking association under the National Bank Act and was subject to regulation and examination by the Office of the Comptroller of the Currency (“OCC”). On June 22, 2012, Frost Bank became a Texas state chartered bank and a member of the Federal Reserve System. Accordingly, the Texas Department of Banking and the Federal Reserve are now the primary regulators of Frost Bank, and Frost Bank is no longer regulated by the OCC. Deposits at Frost Bank continue to be insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits.
Many of the Corporation’s non-bank subsidiaries also are subject to regulation by the Federal Reserve Board and other federal and state agencies. Frost Securities, Inc. and Frost Brokerage Services, Inc. are regulated by the SEC, the Financial Industry Regulatory Authority (“FINRA”) and state securities regulators. Frost Investment Advisors, LLC is subject to the disclosure and regulatory requirements of the Investment Advisors Act of 1940, as administered by the SEC. The Corporation’s insurance subsidiary is subject to regulation by applicable state insurance regulatory agencies. Other non-bank subsidiaries are subject to both federal and state laws and regulations.
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
The Dodd-Frank Act amends the BHC Act to require the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The statutory provision is commonly called the “Volcker Rule”. The Federal Reserve adopted final rules implementing the Volcker Rule on December 10, 2013. The Volcker Rule became effective on July 21, 2012 and the final rules are effective April 1, 2014, but the Federal Reserve issued an order extending the period during which institutions have to conform their activities and investments to the requirements of the Volcker Rule to July 21, 2015. Although the Corporation is continuing to evaluate the impact of the Volcker Rule and the final rules adopted thereunder, the Corporation does not currently anticipate that the Volcker Rule will have a material effect on the operations of Cullen/Frost and its subsidiaries, as the Corporation does not engage in the businesses prohibited by the Volcker Rule. The Corporation may incur costs to adopt additional policies and systems to ensure compliance with the Volcker Rule, but any such costs are not expected to be material.
The BHC Act, the Bank Merger Act, the Texas Banking Code and other federal and state statutes regulate acquisitions of commercial banks. The BHC Act requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition by a bank holding company of more than 5.0% of the voting shares of a commercial bank or its parent holding company. Under the Bank Merger Act, the prior approval of the Federal Reserve Board or other appropriate bank regulatory authority is required for a member bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the Community Reinvestment Act (see the section captioned “Community Reinvestment Act” included elsewhere in this item) and its compliance with fair housing and other consumer protection laws and the effectiveness of the subject organizations in combating money laundering activities.
Dividends
The principal source of Cullen/Frost’s liquidity is dividends from Frost Bank. The prior approval of the Federal Reserve is required if the total of all dividends declared by a state-chartered member bank in any calendar year would exceed the sum of the bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus or to fund the retirement of preferred stock. Federal law also prohibits a state-chartered, member bank from paying dividends that would be greater than the bank’s undivided profits. Frost Bank is also subject to limitations under Texas state law regarding the level of dividends that may be paid. Under the foregoing dividend restrictions, and while maintaining its “well capitalized” status, Frost Bank could pay aggregate dividends of approximately $294.7 million to Cullen/Frost, without obtaining affirmative governmental approvals, at December 31, 2013. This amount is not necessarily indicative of amounts that may be paid or available to be paid in future periods.
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
In October 2012, as required by Dodd-Frank, the Federal Reserve Board published final rules regarding company-run stress testing. The rules require institutions, such as Cullen/Frost and Frost Bank, with average total consolidated assets greater than $10 billion to conduct an annual company-run stress test of capital, consolidated earnings and losses under one base and at least two stress scenarios provided by the agencies. Implementation of the rules for covered institutions with total consolidated assets between $10 billion and $50 billion began in 2013. The company-run stress tests are conducted using data as of September 30th and scenarios released by the agencies. Stress test results must be reported to the agencies by the following March 31st. Public disclosure of summary stress test results under the severely adverse scenario will begin in June 2015 for stress tests commencing in 2014. It is anticipated that the Corporation’s capital ratios reflected in the stress test calculations will be an important factor considered by the Federal Reserve Board in evaluating the capital adequacy of Cullen/Frost and Frost Bank and whether the appropriateness of any proposed payments of dividends or stock repurchases may be an unsafe or unsound practice.
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
Capital Requirements
Cullen/Frost and Frost Bank are subject to the regulatory capital requirements administered by the Federal Reserve Board, and, for Frost Bank, the FDIC. The federal regulatory authorities’ current risk-based capital guidelines are based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. The requirements are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the requirements, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. A depository institution’s or holding company’s capital, in turn, is classified in one of two tiers, depending on type:

•
 Core Capital (Tier 1). Tier 1 capital includes common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, minority interests in equity accounts of consolidated subsidiaries (and, under existing standards, a limited amount of qualifying trust preferred securities and qualifying cumulative perpetual preferred stock at the holding company level), less goodwill, most intangible assets and certain other assets.

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
Bank holding companies and banks are also currently required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The requirements necessitate a minimum leverage ratio of 3.0% for bank holding companies and member banks that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk. All other bank holding companies and member banks are required to maintain a minimum leverage ratio of 4.0%, unless a different minimum is specified by an appropriate regulatory authority. In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%. The Federal Reserve Board has not advised Cullen/Frost or Frost Bank, of any specific minimum leverage ratio applicable to either entity.
Basel III Capital Rules. In July 2013, Cullen/Frost’s and Frost Bank’s primary federal regulator, the Federal Reserve, published the Basel III Capital Rules establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including Cullen/Frost and Frost Bank, compared to the current U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach, which was derived from the Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel III Capital Rules are effective for Cullen/Frost and Frost Bank on January 1, 2015 (subject to a phase-in period).
The Basel III Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments as compared to existing regulations.
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

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including Cullen/Frost and Frost Bank, may make a one-time permanent election to continue to exclude these items. Cullen/Frost and Frost Bank expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Corporation’s available-for-sale securities portfolio. The Basel III Capital Rules also preclude certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies, subject to phase-out. As a result, beginning in 2015, only 25% of the Corporation’s trust preferred securities will be included in Tier 1 capital and in 2016, none of the Corporation’s trust preferred securities will be included in Tier 1 capital. Trust preferred securities no longer included in the Corporation’s Tier 1 capital may nonetheless be included as a component of Tier 2 capital on a permanent basis without phase-out.
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
With respect to Frost Bank, the Basel III Capital Rules also revise the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, as discussed below under “Prompt Corrective Action.”
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
Management believes that, as of December 31, 2013, Cullen/Frost and Frost Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.
Liquidity Requirements
Historically, the regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III liquidity framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. In October 2013, the federal banking agencies proposed rules implementing the LCR for advanced approaches banking organizations and a modified version of the LCR for bank holding companies with at least $50 billion in total consolidated assets that are not advanced approach banking organizations, neither of which would apply to Cullen/Frost or Frost Bank. The federal banking agencies have not yet proposed rules to implement the NSFR.
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
Cullen/Frost believes that, as of December 31, 2013, its bank subsidiary, Frost Bank, was “well capitalized” based on the aforementioned ratios. For further information regarding the capital ratios and leverage ratio of Cullen/Frost and Frost Bank see the discussion under the section captioned “Capital and Liquidity” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 9 - Capital and Regulatory Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, elsewhere in this report.
The Basel III Capital Rules revise the current prompt corrective action requirements effective January 1, 2015 by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The Basel III Capital Rules do not change the total risk-based capital requirement for any prompt corrective action category.
Deposit Insurance
Substantially all of the deposits of Frost Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. Deposit insurance assessments are based on average total assets minus average tangible equity. For larger institutions, such as Frost Bank, the FDIC uses a performance score and a loss-severity score that are used to calculate an initial assessment rate. In calculating these scores, the FDIC uses a bank’s capital level and supervisory ratings (its “CAMELS ratings”) and certain financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The FDIC has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations.
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
FDIC deposit insurance expense totaled $11.7 million, $11.1 million and $12.7 million in 2013, 2012 and 2011, respectively. FDIC deposit insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.
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
Consumer Financial Protection Bureau Supervision
Dodd-Frank centralized responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (“CFPB”), and giving it responsibility for implementing, examining and enforcing compliance with federal consumer protection laws. In July 2011, Frost Bank was notified that it will be supervised by the CFPB for certain consumer protection purposes. The CFPB will focus on:

•	Risks to consumers and compliance with the federal consumer financial laws, when it evaluates the policies and practices of a financial institution.

•	The markets in which firms operate and risks to consumers posed by activities in those markets.

•	Depository institutions that offer a wide variety of consumer financial products and services; depository institutions with a more specialized focus.

•	Non-depository companies that offer one or more consumer financial products or services.
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
Community Reinvestment Act
The Community Reinvestment Act of 1977 (“CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire any company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Furthermore, banking regulators take into account CRA ratings when considering approval of a proposed transaction. Frost Bank received a rating of “satisfactory” in its most recent CRA examination in 2008.
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
Employees
At December 31, 2013, the Corporation employed 3,979 full-time equivalent employees. None of the Corporation’s employees are represented by collective bargaining agreements. The Corporation believes its employee relations to be good.

Executive Officers of the Registrant
The names, ages as of December 31, 2013, recent business experience and positions or offices held by each of the executive officers of Cullen/Frost are as follows:

Name and Position Held	Age	Recent Business Experience

Richard W. Evans, Jr. Chairman of the Board, Chief Executive Officer and Director	67	Officer of Frost Bank since 1973. Chairman of the Board and Chief Executive Officer of Cullen/Frost from October 1997 to present.
Patrick B. Frost President of Frost Bank and Director	53	Officer of Frost Bank since 1985. President of Frost Bank from August 1993 to present. Director of Cullen/Frost from May 1997 to present.
Phillip D. Green Group Executive Vice President, Chief Financial Officer	59	Officer of Frost Bank since July 1980. Group Executive Vice President, Chief Financial Officer of Cullen/Frost from October 1995 to present.
David W. Beck President, Chief Business Banking Officer of Frost Bank	63	Officer of Frost Bank since July 1973. President, Chief Business Banking Officer of Frost Bank from February 2001 to present.
Robert A. Berman Group Executive Vice President, E-Commerce Operations Research and Strategy of Frost Bank	51	Officer of Frost Bank since January 1989. Group Executive Vice President, E-Commerce Operations Research and Strategy of Frost Bank from May 2001 to present.
Paul H. Bracher President, State Regions of Frost Bank	57	Officer of Frost Bank since January 1982. President, State Regions of Frost Bank from February 2001 to present.
Richard Kardys Group Executive Vice President, Frost Wealth Advisors of Frost Bank	67	Officer of Frost Bank since January 1977. Group Executive Vice President, Frost Wealth Advisors of Frost Bank from May 2001 to present.
Paul J. Olivier Group Executive Vice President, Chief Consumer Banking Officer of Frost Bank	61	Officer of Frost Bank since August 1976. Group Executive Vice President, Chief Consumer Banking Officer of Frost Bank from May 2001 to present.
William L. Perotti Group Executive Vice President, Chief Credit Officer and Chief Risk Officer of Frost Bank	56	Officer of Frost Bank since December 1982. Group Executive Vice President, Chief Credit Officer of Frost Bank from May 2001 to present. Chief Risk Officer of Frost Bank from April 2005 to present.
Emily A. Skillman Group Executive Vice President, Human Resources of Frost Bank	69	Officer of Frost Bank since January 1998. Group Executive Vice President, Human Resources of Frost Bank from October 2003 to present.
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
Risks Related To The Corporation’s Business
The Corporation’s Business May Be Adversely Affected By Conditions In The Financial Markets and Economic Conditions Generally
In recent years, the U.S. economy has faced a severe economic crisis including a major recession from which it is slowly recovering. Business activity across a wide range of industries and regions in the U.S. remains reduced and local governments and many businesses continue to experience financial difficulty. While reflecting some improvement, unemployment levels remain elevated. There can be no assurance that these conditions will continue to improve and these conditions could worsen. In addition, on-going federal budget negotiations, the implementation of the Patient Protection and Affordable Care Act and the level of U.S. debt may have a destabilizing effect on financial markets.
The Corporation’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services the Corporation offers, is highly dependent upon the business environment in the markets where the Corporation operates, in the State of Texas and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters; or a combination of these or other factors.
Overall, during recent years, the business environment has been adverse for many households and businesses in the United States and worldwide. While economic conditions in the State of Texas, the United States and worldwide have improved since the recession, there can be no assurance that this improvement will continue. Economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and savings habits. Such conditions could adversely affect the credit quality of the Corporation’s loans and the Corporation’ business, financial condition and results of operations.
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
As of December 31, 2013, approximately 88.0% of the Corporation’s loan portfolio consisted of commercial and industrial, construction and commercial real estate mortgage loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Corporation’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

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
The Corporation’s Profitability Depends Significantly On Economic Conditions In The State Of Texas
The Corporation’s success depends primarily on the general economic conditions of the State of Texas and the specific local markets in which the Corporation operates. Unlike larger national or other regional banks that are more geographically diversified, the Corporation provides banking and financial services to customers across Texas through financial centers in the Austin, Corpus Christi, Dallas, Fort Worth, Houston, Rio Grande Valley and San Antonio regions. The local economic conditions in these areas have a significant impact on the demand for the Corporation’s products and services as well as the ability of the Corporation’s customers to repay loans, the value of the collateral securing loans and the stability of the Corporation’s deposit funding sources. Moreover, approximately 96.3% of the securities in the Corporation’s municipal bond portfolio were issued by political subdivisions or agencies within the State of Texas. A significant decline in general economic conditions in Texas, whether caused by recession, inflation, unemployment, changes in securities markets, acts of terrorism, outbreak of hostilities or other international or domestic occurrences or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Corporation’s business, financial condition and results of operations.

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
The Corporation’s ability to compete successfully depends on a number of factors, including, among other things:

•	The ability to develop, maintain and build long-term customer relationships based on top quality service, high ethical standards and safe, sound assets.

•	The ability to expand the Corporation’s market position.

•	The scope, relevance and pricing of products and services offered to meet customer needs and demands.

•	The rate at which the Corporation introduces new products and services relative to its competitors.

•	Customer satisfaction with the Corporation’s level of service.

•	Industry and general economic trends.
Failure to perform in any of these areas could significantly weaken the Corporation’s competitive position, which could adversely affect the Corporation’s growth and profitability, which, in turn, could have a material adverse effect on the Corporation’s business, financial condition and results of operations.
The Corporation Is Subject To Extensive Government Regulation and Supervision and Possible Enforcement and Other Legal Actions
The Corporation, primarily through Cullen/Frost, Frost Bank and certain non-bank subsidiaries, is subject to extensive federal and state regulation and supervision, which vests a significant amount of discretion in the various regulatory authorities. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. These regulations and supervisory guidance affect the Corporation’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes. Other changes to statutes, regulations or regulatory policies or supervisory guidance, including changes in interpretation or implementation of statutes, regulations, policies or supervisory guidance, could affect the Corporation in substantial and unpredictable ways. Such changes could subject the Corporation to additional costs, limit the types of financial services and products the Corporation may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, policies or supervisory guidance could result in enforcement and other legal actions by Federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, the revocation of a banking charter, other sanctions by regulatory agencies, civil money penalties and/or reputation damage. In this regard, government authorities, including the bank regulatory agencies, are pursuing aggressive enforcement actions with respect to compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived compliance failures. Any of the foregoing could have a material adverse effect on the Corporation’s business, financial condition and results of operations.
See the sections captioned “Supervision and Regulation” included in Item 1. Business and Note 9 - Capital and Regulatory Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which are located elsewhere in this report.
The Corporation’s Accounting Estimates and Risk Management Processes Rely On Analytical and Forecasting Models
The processes the Corporation uses to estimate its probable loan losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on the Corporation’s financial condition and results of operations, depends upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models the Corporation uses for interest rate risk and asset-liability management are inadequate, the Corporation may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models the Corporation uses for determining its probable loan losses are inadequate, the allowance for loan losses may not be sufficient to support future charge-offs. If the models the Corporation uses to measure the fair value financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what the Corporation could realize upon sale or settlement of such financial instruments. Any such failure in the Corporation’s analytical or forecasting models could have a material adverse effect on the Corporation’s business, financial condition and results of operations.
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
The Value Of The Corporation’s Goodwill and Other Intangible Assets May Decline In The Future
As of December 31, 2013, the Corporation had $543.0 million of goodwill and other intangible assets. A significant decline in the Corporation’s expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of Cullen/Frost’s common stock may necessitate taking charges in the future related to the impairment of the Corporation’s goodwill and other intangible assets. If the Corporation were to conclude that a future write-down of goodwill and other intangible assets is necessary, the Corporation would record the appropriate charge, which could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

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
See the section captioned “Supervision and Regulation” in Item 1. Business and Note 9 - Capital and Regulatory Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which are located elsewhere in this report.
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
Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, the Corporation may have to engage in protracted litigation. Such litigation is often expensive, time-consuming, disruptive to the Corporation’s operations, and distracting to management. If the Corporation is found to infringe upon one or more patents or other intellectual property rights, it may be required to pay substantial damages or royalties to a third-party. In certain cases, the Corporation may consider entering into licensing agreements for disputed intellectual property, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. These licenses may also significantly increase the Corporation’s operating expenses. If legal matters related to intellectual property claims were resolved against the Corporation or settled, the Corporation could be required to make payments in amounts that could have a material adverse effect on its business, financial condition and results of operations.
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
As more fully discussed in Note 9 - Capital and Regulatory Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which are located elsewhere in this report, the ability of the Corporation to declare or pay dividends on its common stock may also be subject to certain restrictions in the event that the Corporation elects to defer the payment of interest on its junior subordinated deferrable interest debentures or does not declare and pay dividends on its Series A Preferred Stock.
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
ITEM 3. LEGAL PROCEEDINGS
The Corporation is subject to various claims and legal actions that have arisen in the course of conducting business. Management does not expect the ultimate disposition of these matters to have a material adverse impact on the Corporation’s business, financial condition and results of operations.
ITEM 4. MINE SAFETY DISCLOSURES
None

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Market Prices and Dividends
The Corporation’s common stock is traded on the New York Stock Exchange, Inc. (“NYSE”) under the symbol “CFR”. The tables below set forth for each quarter of 2013 and 2012 the high and low intra-day sales prices per share of Cullen/Frost’s common stock and the cash dividends declared per share.

	2013		2012
Sales Price Per Share	High	Low	High	Low
First quarter	$62.62	$54.91	$61.11	$53.54
Second quarter	67.20	59.11	59.65	54.22
Third quarter	76.36	66.96	60.21	53.88
Fourth quarter	74.67	69.12	58.42	53.37

Cash Dividends Per Share	2013	2012
First quarter	$0.48	$0.46
Second quarter	0.50	0.48
Third quarter	0.50	0.48
Fourth quarter	0.50	0.48
Total	$1.98	$1.90
As of December 31, 2013, there were 60,566,443 shares of the Corporation’s common stock outstanding held by 1,375 holders of record. The closing price per share of common stock on December 31, 2013, the last trading day of the Corporation’s fiscal year, was $74.43.
The Corporation’s management is currently committed to continuing to pay regular cash dividends; however, there can be no assurance as to future dividends because they are dependent on the Corporation’s future earnings, capital requirements and financial condition. See the section captioned “Supervision and Regulation” included in Item 1. Business, the section captioned “Capital and Liquidity” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 9 - Capital and Regulatory Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, all of which are included elsewhere in this report.
Stock-Based Compensation Plans
Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2013, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below. Additional information regarding stock-based compensation plans is presented in Note 11 - Employee Benefit Plans in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data located elsewhere in this report.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards	Weighted-Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants
Plans approved by shareholders	4,738,690	$54.35	2,862,603
Plans not approved by shareholders	—	—	—
Total	4,738,690	$54.35	2,862,603
Stock Repurchase Plans
From time to time, the Corporation has maintained several stock repurchase plans authorized by the Corporation’s board of directors. In general, stock repurchase plans allow the Corporation to proactively manage its capital position and return excess capital to shareholders. Shares purchased under such plans also provide the Corporation with shares of common stock necessary to satisfy obligations related to stock compensation awards. During 2013, the Corporation implemented an accelerated share repurchase as a part of stock repurchase program authorized by the Corporation's board of directors in December 2012 to buy up to $150.0 million of the Corporation's common stock. The Corporation repurchased 2,236,748 shares at a total cost of $144.0 million under the accelerated share repurchase. No shares were repurchased under stock repurchase plans during 2012 or 2011.

The following table provides information with respect to purchases made by or on behalf of the Corporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation’s common stock during the fourth quarter of 2013.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans at the End of the Period
October 1, 2013 to October 31, 2013	8,824	(1)	$71.47	—	$6,000
November 1, 2013 to November 30, 2013	—		—	—	6,000
December 1, 2013 to December 31, 2013	—		—	—	6,000
Total	8,824		$71.47	—

(1)	Represents repurchases made in connection with the vesting of certain share awards.
Performance Graph
The performance graph below compares the cumulative total shareholder return on Cullen/Frost Common Stock with the cumulative total return on the equity securities of companies included in the Standard & Poor’s 500 Stock Index and the Standard and Poor’s 500 Bank Index, measured at the last trading day of each year shown. The graph assumes an investment of $100 on December 31, 2008 and reinvestment of dividends on the date of payment without commissions. The performance graph represents past performance and should not be considered to be an indication of future performance.

	2008	2009	2010	2011	2012	2013
Cullen/Frost	$100.00	$102.34	$129.31	$115.85	$122.91	$173.63
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
S&P 500 Banks	100.00	93.41	111.94	99.95	124.17	168.52

ITEM 6. SELECTED FINANCIAL DATA
The following consolidated selected financial data is derived from the Corporation’s audited financial statements as of and for the five years ended December 31, 2013. The following consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included elsewhere in this report. All of the Corporation’s acquisitions during the five years ended December 31, 2013 were accounted for using the purchase method. Accordingly, the operating results of the acquired companies are included with the Corporation’s results of operations since their respective dates of acquisition. Dollar amounts, except per share data, and common shares outstanding are in thousands.

	Year Ended December 31,
	2013	2012	2011	2010	2009
Consolidated Statements of Income
Interest income:
Loans, including fees	$415,230	$401,364	$397,855	$409,651	$432,222
Securities	219,904	225,844	218,744	202,713	188,446
Interest-bearing deposits	7,284	4,300	6,357	4,901	2,161
Federal funds sold and resell agreements	82	104	61	74	207
Total interest income	642,500	631,612	623,017	617,339	623,036
Interest expense:
Deposits	14,459	18,099	22,179	29,973	56,015
Federal funds purchased and repurchase agreements	121	140	312	437	1,052
Junior subordinated deferrable interest debentures	6,426	6,806	6,783	6,982	7,231
Subordinated notes payable and other borrowings	939	1,706	11,967	16,488	22,059
Total interest expense	21,945	26,751	41,241	53,880	86,357
Net interest income	620,555	604,861	581,776	563,459	536,679
Provision for loan losses	20,582	10,080	27,445	43,611	65,392
Net interest income after provision for loan losses	599,973	594,781	554,331	519,848	471,287
Non-interest income:
Trust and investment management fees	91,375	83,317	78,297	72,321	69,933
Service charges on deposit accounts	81,432	83,392	86,125	91,025	96,525
Insurance commissions and fees	43,140	39,948	35,421	34,015	33,096
Interchange and debit card transaction fees	16,979	16,933	29,625	30,542	26,248
Other charges, commissions and fees	34,185	30,180	27,750	25,380	23,826
Net gain (loss) on securities transactions	1,176	4,314	6,414	6	(1,260)
Other	34,531	30,703	26,370	28,744	45,338
Total non-interest income	302,818	288,787	290,002	282,033	293,706
Non-interest expense:
Salaries and wages	273,692	258,752	252,028	239,589	230,643
Employee benefits	62,407	57,635	52,939	52,352	55,224
Net occupancy	50,468	48,975	46,968	46,166	44,188
Furniture and equipment	58,443	55,279	51,469	47,651	44,223
Deposit insurance	11,682	11,087	12,714	20,451	25,812
Intangible amortization	3,141	3,896	4,387	5,125	6,537
Other	152,077	139,469	137,593	124,207	125,611
Total non-interest expense	611,910	575,093	558,098	535,541	532,238
Income before income taxes	290,881	308,475	286,235	266,340	232,755
Income taxes	53,015	70,523	68,700	57,576	53,721
Net income	237,866	237,952	217,535	208,764	179,034
Preferred stock dividends	6,719	—	—	—	—
Net income available to common shareholders	$231,147	$237,952	$217,535	$208,764	$179,034

	As of or for the Year Ended December 31,
	2013	2012	2011	2010	2009
Per Common Share Data
Net income - basic	$3.82	$3.87	$3.55	$3.44	$3.00
Net income - diluted	3.80	3.86	3.54	3.44	3.00
Cash dividends declared and paid	1.98	1.90	1.83	1.78	1.71
Book value	39.13	39.32	37.27	33.74	31.55
Common Shares Outstanding
Period-end	60,566	61,479	61,264	61,108	60,038
Weighted-average shares - basic	60,350	61,298	61,101	60,411	59,456
Dilutive effect of stock compensation	766	345	177	175	58
Weighted - average shares - diluted	61,116	61,643	61,278	60,586	59,514
Performance Ratios
Return on average assets	1.02%	1.14%	1.17%	1.21%	1.14%
Return on average common equity	9.93	10.03	10.01	10.30	9.78
Net interest income to average earning assets	3.41	3.59	3.88	4.08	4.23
Dividend pay-out ratio	51.75	49.11	51.58	51.75	57.05
Balance Sheet Data
Period-end:
Loans	$9,515,700	$9,223,848	$7,995,129	$8,117,020	$8,367,780
Earning assets	22,238,286	21,148,475	18,497,987	15,806,350	14,437,267
Total assets	24,312,939	23,124,069	20,317,245	17,617,092	16,288,038
Non-interest-bearing demand deposits	8,311,149	8,096,937	6,672,555	5,360,436	4,645,802
Interest-bearing deposits	12,377,637	11,400,429	10,084,193	9,118,906	8,667,508
Total deposits	20,688,786	19,497,366	16,756,748	14,479,342	13,313,310
Long-term debt and other borrowings	223,712	223,719	223,738	373,757	392,646
Shareholders’ equity	2,514,161	2,417,482	2,283,537	2,061,680	1,894,424
Average:
Loans	$9,229,574	$8,456,818	$8,042,968	$8,125,150	$8,652,563
Earning assets	20,991,221	19,015,707	16,769,028	15,333,348	13,803,919
Total assets	22,752,037	20,826,885	18,568,967	17,186,572	15,701,960
Non-interest-bearing demand deposits	7,657,774	7,021,927	5,738,982	5,023,780	4,258,484
Interest-bearing deposits	11,610,320	10,270,173	9,483,633	9,023,839	8,161,143
Total deposits	19,268,094	17,292,100	15,222,615	14,047,619	12,419,627
Long-term debt and other borrowings	223,713	223,728	310,870	382,651	576,161
Shareholders’ equity	2,455,041	2,372,745	2,172,096	2,027,699	1,831,133
Asset Quality
Allowance for loan losses	$92,438	$104,453	$110,147	$126,316	$125,309
Allowance for losses to period-end loans	0.97%	1.13%	1.38%	1.56%	1.50%
Net loan charge-offs	$32,597	$15,774	$43,614	$42,604	$50,327
Net loan charge-offs to average loans	0.35%	0.19%	0.54%	0.52%	0.58%
Non-performing assets	$69,773	$105,246	$120,946	$164,950	$180,179
Non-performing assets to:
Total loans plus foreclosed assets	0.73%	1.14%	1.51%	2.03%	2.14%
Total assets	0.29	0.46	0.60	0.94	1.11
Consolidated Capital Ratios
Tier 1 risk-based capital ratio	14.65%	13.68%	14.38%	13.82%	11.91%
Total risk-based capital ratio	15.79	15.11	16.24	15.91	14.19
Leverage ratio	8.49	8.28	8.66	8.68	8.50
Average shareholders’ equity to average total assets	10.79	11.39	11.70	11.80	11.66

The following tables set forth unaudited consolidated selected quarterly statement of operations data for the years ended December 31, 2013 and 2012. Dollar amounts are in thousands, except per share data.

	Year Ended December 31, 2013
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$163,869	$160,851	$159,018	$158,762
Interest expense	4,661	5,498	5,837	5,949
Net interest income	159,208	155,353	153,181	152,813
Provision for loan losses	5,899	5,108	3,575	6,000
Non-interest income(1)	78,538	73,991	72,509	77,780
Non-interest expense	154,515	151,823	149,758	155,814
Income before income taxes	77,332	72,413	72,357	68,779
Income taxes	14,761	11,969	12,694	13,591
Net income	62,571	60,444	59,663	55,188
Preferred stock dividends	2,016	2,015	2,688	—
Net income available to common shareholders	$60,555	$58,429	$56,975	$55,188
Net income per common share:
Basic	$1.00	$0.96	$0.95	$0.91
Diluted	0.99	0.96	0.94	0.91

	Year Ended December 31, 2012
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$160,792	$158,159	$155,796	$156,865
Interest expense	6,387	6,627	6,579	7,158
Net interest income	154,405	151,532	149,217	149,707
Provision for loan losses	4,125	2,500	2,355	1,100
Non-interest income(2)	75,887	71,158	69,763	71,979
Non-interest expense	146,067	144,450	142,536	142,040
Income before income taxes	80,100	75,740	74,089	78,546
Income taxes	19,912	17,071	16,027	17,513
Net income	$60,188	$58,669	$58,062	$61,033
Net income per common share:
Basic	$0.98	$0.95	$0.94	$0.99
Diluted	0.97	0.95	0.94	0.99

(1)
Includes net gains on securities transactions of $1.2 million, $6 thousand and $5 thousand during the fourth, second and first quarters of 2013, respectively, and net losses on securities transactions of $14 thousand during the third quarter of 2013.

(2)
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

•
The costs and effects of legal and regulatory developments, the resolution of legal proceedings or regulatory or other governmental inquiries, the results of regulatory examinations or reviews and the ability to obtain required regulatory approvals.

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
Overview
The following discussion and analysis presents the more significant factors affecting the Corporation’s financial condition as of December 31, 2013 and 2012 and results of operations for each of the years in the three-year period ended December 31, 2013. This discussion and analysis should be read in conjunction with the Corporation’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report. The Corporation acquired a Houston-based insurance agency specializing in commercial lines insurance products during 2013, a human resources consulting firm in the Houston market area, with offices in Dallas and Austin, in 2012 and an insurance agency in the San Antonio market area in 2011. All of the Corporation’s acquisitions during the reported periods were accounted for as purchase transactions, and as such, their related results of operations are included from the date of acquisition, though none of these acquisitions had a significant impact on the Corporation’s financial statements during their respective reporting periods.
Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 35% federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.
Dollar amounts in tables are stated in thousands, except for per share amounts.

Results of Operations
Net income available to common shareholders totaled $231.1 million, or $3.80 diluted per common share, in 2013 compared to $238.0 million, or $3.86 diluted per common share, in 2012 and $217.5 million, or $3.54 diluted per common share, in 2011.
Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	2013	2012	2011
Taxable-equivalent net interest income	$710,850	$668,176	$642,066
Taxable-equivalent adjustment	90,295	63,315	60,290
Net interest income	620,555	604,861	581,776
Provision for loan losses	20,582	10,080	27,445
Non-interest income	302,818	288,787	290,002
Non-interest expense	611,910	575,093	558,098
Income before income taxes	290,881	308,475	286,235
Income taxes	53,015	70,523	68,700
Net income	237,866	237,952	217,535
Preferred stock dividends	6,719	—	—
Net income available to common shareholders	$231,147	$237,952	$217,535
Earnings per common share - basic	$3.82	$3.87	$3.55
Earnings per common share - diluted	3.80	3.86	3.54
Dividends per common share	1.98	1.90	1.83
Return on average assets	1.02%	1.14%	1.17%
Return on average common equity	9.93	10.03	10.01
Average shareholders' equity to average assets	10.79	11.39	11.70
Net income available to common shareholders decreased $6.8 million for 2013 compared to 2012. The decrease was primarily the result of a $36.8 million increase in non-interest expense, a $10.5 million increase in the provision for loan losses and $6.7 million related to preferred stock dividends partly offset by a $17.5 million decrease in income tax expense, a $15.7 million increase in net interest income and a $14.0 million increase in non-interest income. Net income available to common shareholders for 2012 increased $20.4 million, or 9.4%, compared to 2011. The increase was primarily the result of a $23.1 million increase in net interest income and a $17.4 million decrease in the provision for loan losses partly offset by $17.0 million increase in non-interest expense, a $1.8 million increase in income tax expense and a $1.2 million decrease in non-interest income.
Details of the changes in the various components of net income are further discussed below.
Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Corporation’s largest source of revenue, representing 67.2% of total revenue during 2013. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.
The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Corporation’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, remained at 3.25% during 2013, 2012 and 2011. The Corporation’s loan portfolio is also impacted, to a lesser extent, by changes in the London Interbank Offered Rate (LIBOR). At December 31, 2013, the one-month and three-month U.S. dollar LIBOR rates were 0.17% and 0.25%, respectively, while at December 31, 2012, the one-month and three-month U.S. dollar LIBOR rates were 0.21% and 0.31%, respectively. The intended federal funds rate, which is the cost of immediately available overnight funds, remained at zero to 0.25% during 2013, 2012 and 2011.
The Corporation’s balance sheet has historically been asset sensitive, meaning that earning assets generally reprice more quickly than interest-bearing liabilities. Therefore, the Corporation’s net interest margin was likely to increase in sustained periods of rising interest rates and decrease in sustained periods of declining interest rates. During the fourth quarter of 2007, in an effort to make the Corporation’s balance sheet less sensitive to changes in interest rates, the Corporation entered into various interest rate swaps which effectively converted certain variable-rate loans into fixed-rate instruments for a period of time. During the fourth quarter of 2008, the Corporation also entered into an interest rate swap which effectively converted variable-rate debt into fixed-rate debt for a period of time. As a result of these actions, the Corporation’s balance sheet was more interest-rate neutral and changes in interest rates had a less significant impact on the Corporation’s net interest margin than would have otherwise been the case. During the fourth quarter of 2009, a portion of the interest rate swaps on variable-rate loans were terminated, while the remaining interest rate swaps on variable-rate loans were terminated during the fourth quarter of 2010. These actions increased the asset sensitivity of the Corporation’s balance sheet. The deferred accumulated gain applicable to the settled interest rate contracts included in accumulated other comprehensive income totaled $30.6 million ($19.9 million on an after-tax basis) at December 31, 2013. The remaining deferred gain of $30.6 million ($19.9 million on an after-tax basis) will be recognized ratably in interest income through October 2014. See Note 15 - Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report for additional information related to these interest rate swaps.
The Corporation is primarily funded by core deposits, with non-interest-bearing demand deposits historically being a significant source of funds. This lower-cost funding base is expected to have a positive impact on the Corporation’s net interest income and net interest margin in a rising interest rate environment. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") repealed the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. Although the ultimate impact of this legislation on the Corporation has not yet been determined, the Corporation may begin to incur interest costs associated with demand deposits in the future as market conditions warrant. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk elsewhere in this report for information about the expected impact of this legislation on the Corporation’s sensitivity to interest rates. Further analysis of the components of the Corporation’s net interest margin is presented below.
The following table presents the changes in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to changes in the average interest rate on those assets and liabilities. The changes in net interest income due to changes in both average volume and average interest rate have been allocated to the average volume change or the average interest rate change in proportion to the absolute amounts of the change in each. The Corporation’s consolidated average balance sheets along with an analysis of taxable-equivalent net interest income are presented in Item 8. Financial Statements and Supplementary Data of this report.

	2013 vs. 2012			2012 vs. 2011
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Rate	Volume	Total	Rate	Volume	Total
Interest-bearing deposits	$(171)	$3,155	$2,984	$449	$(2,506)	$(2,057)
Federal funds sold and resell agreements	16	(38)	(22)	(1)	44	43
Securities:
Taxable	(11,862)	(22,697)	(34,559)	(55,750)	61,110	5,360
Tax-exempt	(23,392)	79,027	55,635	(6,268)	10,737	4,469
Loans, net of unearned discounts	(22,518)	36,348	13,830	(16,472)	20,277	3,805
Total earning assets	(57,927)	95,795	37,868	(78,042)	89,662	11,620
Savings and interest checking	(449)	152	(297)	(840)	343	(497)
Money market deposit accounts	(3,565)	1,571	(1,994)	(3,360)	1,114	(2,246)
Time accounts	(1,131)	(184)	(1,315)	(783)	(449)	(1,232)
Public funds	(107)	73	(34)	(79)	(26)	(105)
Federal funds purchased and repurchase agreements	—	(19)	(19)	(176)	4	(172)
Junior subordinated deferrable interest debentures	(380)	—	(380)	23	—	23
Subordinated notes payable and other notes	(766)	—	(766)	(6,272)	(3,988)	(10,260)
Federal Home Loan Bank advances	—	(1)	(1)	—	(1)	(1)
Total interest-bearing liabilities	(6,398)	1,592	(4,806)	(11,487)	(3,003)	(14,490)
Net change	$(51,529)	$94,203	$42,674	$(66,555)	$92,665	$26,110
Taxable-equivalent net interest income for 2013 increased $42.7 million, or 6.4%, compared to 2012. The increase primarily related to an increase in the average volume of interest-earning assets partly offset by a decrease in the net interest margin. The average volume of interest-earning assets for 2013 increased $2.0 billion or 10.4% compared to 2012. The net interest margin decreased 18 basis points from 3.59% during 2012 to 3.41% during 2013. The decrease in the net interest margin was partly due to an increase in the relative proportion of average interest-earning assets invested in lower-yielding, interest bearing deposits during 2013 compared to 2012 while the relative proportion of average interest-earning assets invested in higher-yielding securities and loans decreased. The net interest margin was also negatively impacted by a decrease in the average yield on loans. The net interest margin was positively impacted by an increase in the average yield on securities which resulted from an increase in the relative proportion of higher-yielding tax-exempt municipal securities relative to lower-yielding taxable securities. These items are more fully discussed below. The average yield on interest-earning assets decreased 21 basis points to 3.52% during 2013 from 3.73% during 2012 while the average cost of funds decreased 6 basis points from 0.24% during 2012 to 0.18% during 2013. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. As stated above, market interest rates have remained at historically low levels during the reported periods. The effect of lower average market interest rates during the reported periods on the average yield on average interest-earning assets was partly limited by the aforementioned interest rate swaps on variable-rate loans.
Taxable-equivalent net interest income for 2012 increased $26.1 million, or 4.1%, compared to 2011. The increase primarily resulted from an increase in the average volume of interest-earning assets partly offset by a decrease in the net interest margin. The average volume of interest-earning assets for 2012 increased $2.2 billion, or 13.4%, compared to 2011. The net interest margin decreased 29 basis points from 3.88% during 2011 to 3.59% during 2012. The decrease in the net interest margin was partly due to an increase in the relative proportion of average interest-earning assets invested in lower-yielding, taxable securities during 2012 compared to 2011 while the relative proportion of average interest-earning assets invested in higher-yielding loans decreased. The impact of this shift was partly mitigated by a decrease in the relative proportion of average interest-earning assets invested in lower-yielding interest bearing deposits. The net interest margin was also negatively impacted by a decrease in the average yield on securities. The average yield on interest-earning assets decreased 40 basis points from 4.13% during 2011 to 3.73% during 2012 while the average cost of funds decreased 16 basis points from 0.40% during 2011 to 0.24% during 2012.
The average volume of loans increased $772.8 million, or 9.1%, in 2013 compared to 2012 and increased $413.9 million, or 5.1%, in 2012 compared to 2011. Loans made up approximately 44.0% of average interest-earning assets during 2013 compared to 44.5% during 2012 and 48.0% in 2011. The average yield on loans was 4.56% during 2013 compared to 4.82% during 2012 and 5.02% during 2011. Loans generally have significantly higher yields compared to securities, interest-bearing deposits and federal funds sold and resell agreements and, as such, have a more positive effect on the net interest margin.
The average volume of securities did not significantly fluctuate during 2013 compared to 2012 and increased $2.7 billion, or 44.0%, in 2012 compared to 2011. Securities made up approximately 42.4% of average interest-earning assets in 2013 compared to 47.0% in 2012 and 37.0% in 2011. The average yield on securities was 3.48% in 2013 compared to 3.31% in 2012 and 4.57% in 2011. Despite a significant decrease in market rates for investment securities during 2013, the average yield on securities increased 17 basis points during 2013 compared to 2012 as the Corporation increased the relative proportion of investments held in higher-yielding, tax-exempt municipal securities. The relative proportion of higher-yielding, tax-exempt municipal securities to total average securities totaled 40.7% in 2013 compared to 27.4% in 2012 and 35.2% in 2011. The average yield on taxable securities was 1.90% in 2013 compared to 2.10% in 2012 and 3.27% in 2011, while the average taxable-equivalent yield on tax-exempt securities was 5.75% in 2013 compared to 6.68% in 2012 and 6.97% in 2011.
Average federal funds sold, resell agreements and interest-bearing deposits during 2013 increased $1.3 billion, or 77.6%, compared to 2012 and decreased $899.1 million, or 35.8%, in 2012 compared to 2011. Federal funds sold, resell agreements and interest-bearing deposits made up approximately 13.7% of average interest-earning assets in 2013 compared to approximately 8.5% in 2012 and 15.0% in 2011. The combined average yield on federal funds sold, resell agreements and interest-bearing deposits was 0.26% in 2013 compared to 0.27% in 2012 and 0.26% in 2011. The increase in average federal funds sold, resell agreements and interest bearing deposits compared to 2012 was primarily related to excess liquidity from deposit growth. The decrease in federal funds sold, resell agreements and interest-bearing deposits during 2012 compared to 2011 was due to the reinvestment of funds into higher-yielding securities and loans.
Average deposits increased $2.0 billion, or 11.4%, in 2013 compared to 2012 and $2.1 billion, or 13.6%, in 2012 compared to 2011. Average interest-bearing deposits increased $1.3 billion in 2013 compared to 2012 and $786.5 million in 2012 compared to 2011, while average non-interest-bearing deposits increased $635.8 million in 2013 compared to 2012 and $1.3 billion in 2012 compared to 2011. The ratio of average interest-bearing deposits to total average deposits was 60.3% in 2013 compared to 59.4% in 2012 and 62.3% in 2011. The average cost of interest-bearing deposits and total deposits was 0.12% and 0.08% in 2013 compared to 0.18% and 0.10% in 2012 and 0.23% and 0.15% in 2011. The decrease in the average cost of interest-bearing deposits during the comparable periods was primarily the result of decreases in interest rates offered on certain deposit products due to decreases in average market interest rates and decreases in renewal interest rates on maturing certificates of deposit given the current low interest rate environment. Additionally, the relative proportion of higher-cost certificates of deposit to total average interest-bearing deposits decreased to 8.4% in 2013 from 10.0% in 2012 and 11.9% in 2011.
The Corporation’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.34% in 2013 compared to 3.49% in 2012 and 3.73% in 2011. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

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
Provision for Loan Losses
The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $20.6 million in 2013 compared to $10.1 million in 2012 and $27.4 million in 2011. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.
Non-Interest Income
The components of non-interest income were as follows:

	2013	2012	2011
Trust and investment management fees	$91,375	$83,317	$78,297
Service charges on deposit accounts	81,432	83,392	86,125
Insurance commissions and fees	43,140	39,948	35,421
Interchange and debit card transaction fees	16,979	16,933	29,625
Other charges, commissions and fees	34,185	30,180	27,750
Net gain (loss) on securities transactions	1,176	4,314	6,414
Other	34,531	30,703	26,370
Total	$302,818	$288,787	$290,002
Total non-interest income for 2013 increased $14.0 million, or 4.9%, compared to 2012 while total non-interest income for 2012 decreased $1.2 million, or 0.4%, compared to 2011. Changes in the various components of non-interest income are discussed in more detail below.
Trust and Investment Management Fees. Trust and investment management fee income for 2013 increased $8.1 million, or 9.7%, compared to 2012 while trust and investment management fee income for 2012 increased $5.0 million, or 6.4%, compared to 2011. Trust investment fees are the most significant component of trust and investment management fees, making up approximately 68%, 66% and 68% of total trust and investment management fees in 2013, 2012 and 2011, respectively. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees.
The increase in trust and investment management fee income during 2013 compared to 2012 was primarily the result of an increase in trust investment fees (up $7.1 million), oil and gas fees (up $757 thousand) and securities lending income (up $620 thousand) partly offset by a decrease in estate fees (down $532 thousand). The increase in trust and investment management fee income during 2012 compared to 2011 was primarily the result of an increase in trust investment fees (up $1.8 million), oil and gas trust management fees (up $846 thousand), custody fees (up $777 thousand), securities lending income (up $623 thousand), estate fees (up $524 thousand) and mutual fund and investment management fees (up $294 thousand). The increases in trust investment fees and custody fees were partly due to higher average equity valuations during 2013 compared to 2012 and 2012 compared to 2011, a change in the fee schedule beginning in the fourth quarter of 2013 and increases in the number of accounts during the comparable periods. The increases in securities lending income were partly related to new business and increased loan spreads. The increases in oil and gas trust management fees were partly related to increased production and new lease bonus fees. Estate fees are transactional in nature and can vary from period to period.
At December 31, 2013, trust assets, including both managed assets and custody assets, were primarily composed of equity securities (46.0% of trust assets), fixed income securities (39.3% of trust assets) and cash equivalents (9.3% of trust assets). The estimated fair value of trust assets was $28.4 billion (including managed assets of $11.9 billion and custody assets of $16.5 billion) at December 31, 2013 compared to $26.2 billion (including managed assets of $10.9 billion and custody assets of $15.3 billion) at December 31, 2012 and $25.2 billion (including managed assets of $10.3 billion and custody assets of $14.9 billion) at December 31, 2011.
Service Charges on Deposit Accounts. Service charges on deposit accounts for 2013 decreased $2.0 million, or 2.4%, compared to 2012. The decrease was primarily due to decreases in overdraft/insufficient funds charges on consumer accounts (down $1.2 million) and a decrease in service charges on commercial accounts (down $943 thousand). Service charges on deposit accounts for 2012 decreased

$2.7 million, or 3.2%, compared to 2011. The decrease was primarily due to a decrease in service charges on commercial accounts (down $2.1 million) and decreases in overdraft/insufficient funds charges on both consumer and commercial accounts (down $787 thousand). The decreases in service charges on commercial accounts during the comparable periods were partly related to fluctuations in service volumes for billable services. Overdraft/insufficient funds charges totaled $33.0 million during 2013 compared to $34.1 million during 2012 and $34.9 million in 2011. Overdraft/insufficient funds charges included $25.8 million, $27.0 million and $27.7 million related to consumer accounts during 2013, 2012 and 2011, respectively, and $7.2 million, $7.1 million and $7.2 million related to commercial accounts during 2013, 2012 and 2011, respectively.
Insurance Commissions and Fees. Insurance commissions and fees for 2013 increased $3.2 million, or 8.0%, compared to 2012 and increased $4.5 million, or 12.8%, in 2012 compared to 2011. The increases were primarily related to increases in commission income (up $3.2 million in 2013 compared to 2012 and $4.6 million in 2012 compared to 2011), in large part due to an increase in employee benefit commissions and fees. The increase in employee benefit commissions and fees in 2013 compared to 2012 was partly related to customers electing to early renew policies as a result of the Affordable Care Act. The increase in employee benefit commissions and fees in 2012 compared to 2011 was partly related to the acquisitions of Clark Benefit Group during the second quarter of 2011 and Stone Partners, Inc. during the first quarter of 2012. The increases in commission income were also partly related to increases in commercial lines and personal lines property and casualty commissions resulting from normal variation in the market demand for insurance products and rate increases.
Insurance commissions and fees include contingent commissions which totaled $3.8 million in each year for 2013, 2012 and 2011. Contingent commissions primarily consist of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. Such commissions are seasonal in nature and are mostly received during the first quarter of each year. These commissions totaled $2.2 million in 2013, $2.1 million in 2012 and $2.2 million in 2011. Contingent commissions also include amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. These commissions totaled $1.6 million in 2013, $1.7 million in 2012 and $1.6 million in 2011.
Interchange and Debit Card Transaction Fees. Interchange and debit card transaction fees consist of income from check card usage, point of sale income from PIN-based debit card transactions and ATM service fees. Interchange and debit card transaction fees for the year ended December 31, 2013 did not significantly fluctuate compared to 2012 and decreased $12.7 million in 2012 compared to 2011. Income from debit card transactions totaled approximately $14.7 million in 2013 compared to $14.1 million in 2012 and $26.6 million in 2011. Income from ATM service fees totaled approximately $2.3 million in 2013 compared to $2.8 million in 2012 and $3.0 million in 2011. The decrease in income from debit card transactions when compared to 2011 was primarily related to new rules, effective as of October 1, 2011, that significantly reduced the interchange fees that may be charged, as further discussed below.
Federal Reserve rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. An upward adjustment of no more than 1 cent to an issuer's debit card interchange fee is allowed if the card issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards. In July 2013, a federal judge vacated the Federal Reserve's rule setting debit transaction interchange fees under the Dodd-Frank Act, on the basis that the rule violated the intent of the law. The ruling states that the only incremental costs, such as those related to authorization, clearing and settlement, incurred by the issuer for a particular debit transaction should be allowed and the Federal Reserve should not have considered fixed costs, fraud prevention costs, fraud losses and network fees when determining the fee cap. The judge's ruling was stayed in September 2013 pending appeal by the Federal Reserve. The current rate cap is to remain in effect until the Federal Reserve revises its rule, if it is ultimately required to do so. In October 2013, the Federal Reserve filed an appeal against the court's ruling with oral arguments beginning in January 2014. Because of the uncertainty as to the outcome of the pending appeal and any future rulemaking by the Federal Reserve, the Corporation cannot provide any assurance as to the ultimate impact of any rule change on the amount of interchange and debit card transaction fees reported in future periods.
Other Charges, Commissions and Fees. Other charges, commissions and fees for 2013 increased $4.0 million, or 13.3%, compared to 2012. The increase in other charges, commissions and fees during 2013 included increases in income related to the sale of annuities (up $1.8 million), income from the sale of mutual funds (up $1.5 million), unused balance fees on loan commitments (up $541 thousand), loan processing fees (up $518 thousand) and referral fees from the Corporation's merchant services payment processor (up $343 thousand). These increases were partly offset by decreases in other service charges (down $349 thousand), investment banking fees related to corporate advisory services (down $219 thousand) and letter of credit fees (down $166 thousand).
Other charges, commissions and fees for 2012 increased $2.4 million, or 8.8%, compared to 2011. The increase in other charges, commissions and fees during 2012 included increases in human resources consulting revenues, primarily related to the acquisition of Stone Partners, Inc. (up $1.7 million), referral fees from the Corporation’s merchant services payment processor (up $791 thousand), an increase in unused balance fees on loan commitments (up $561 thousand), service charges on funds transfers (up $560 thousand) and income from the sale of mutual funds (up $518 thousand), among other things. These increases were partly offset by decreases in income related to investment banking fees related to corporate advisory services (down $1.4 million) and the sale of annuities

(down $605 thousand). Investment banking fees related to corporate advisory services are transactional in nature and can vary significantly from year to year.
Net Gain/Loss on Securities Transactions. During 2013, the Corporation realized a net gain of $1.2 million on the sale of available-for-sale securities. During 2013, the Corporation sold certain municipal securities with an amortized cost totaling $29.1 million and realized a net gain of $1.2 million on those sales. The sales were made for the purpose of divesting of certain securities issued by municipalities outside of Texas. The Corporation also sold U.S. Treasury securities with an amortized cost totaling $10.0 billion and realized a net loss of $2 thousand on those sales. These securities were primarily purchased during 2013 and subsequently sold in connection with the Corporation's tax planning strategies related to the Texas franchise tax. The gross proceeds from the sales of these securities outside of Texas are included in total revenues/receipts from all sources reported for Texas franchise tax purposes, which results in a reduction in the overall percentage of revenues/receipts apportioned to Texas and subjected to taxation under the Texas franchise tax.
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
Other Non-Interest Income. Other non-interest income for 2013 increased $3.8 million, or 12.5%, compared to 2012. The increase during 2013 was primarily related to increases in gains on the sale of assets/foreclosed assets (up $5.2 million), mineral interest income (up $950 thousand), income from municipal bond underwriting discounts/fees (up $935 thousand), sundry income from various miscellaneous items (up $790 thousand) and income from customer foreign currency transactions (up approximately $630 thousand). The increase from the aforementioned items was partly offset by a decrease in income from securities trading and customer derivative transactions (down $3.3 million) and earnings on the cash surrender value of life insurance policies (down $935 thousand). During the first quarter of 2013, the Corporation realized a $5.6 million gain related to the sale of a building and parking garage. The Corporation leased back portions of the building through the third quarter of 2013 and the first quarter of 2015. As a result, a portion of the gain was deferred and only $4.8 million of the total $5.6 million gain has been recognized during 2013. The remaining deferred portion of the gain, which totaled $768 thousand, at December 31, 2013 will be recognized ratably over the remaining lease period. Mineral interest income is related to bonus, rental and shut-in payments and oil and gas royalties received from severed mineral interests on property owned by Main Plaza Corporation, a wholly owned non-banking subsidiary of the Corporation. During 2013, sundry income from various miscellaneous items included a $1.8 million reversal of an accrual related to an acquisition contingency, $1.8 million related to the recovery of interest previously charged-off in a prior year, $553 thousand related to a refund of prior deposit insurance premiums and $312 thousand related to a distribution from a limited partnership investment. The decrease in income from securities trading and customer derivative transactions during 2013 was primarily related to a decrease in customer interest rate swap transaction fees.
Other non-interest income for 2012 increased $4.3 million, or 16.4% compared to 2011. The increase was primarily related to an increase in sundry income from various miscellaneous items (up $2.0 million), mineral interest income (up $1.6 million) and income from securities trading and customer derivative activities (up $1.1 million) partly offset by a decrease in gains on the sale of assets/foreclosed assets (down $982 thousand). The increase in sundry income from various miscellaneous items was partly related to proceeds realized in a settlement totaling $1.4 million and the reversal of a prior contingency accrual totaling $765 thousand. Mineral interest income was related to bonus, rental and shut-in payments and oil and gas royalties received from severed mineral interests on property owned by Main Plaza Corporation. The increase in income from securities trading and customer derivative activities was primarily related to an increase in customer interest rate swap transaction fees.

Non-Interest Expense
The components of non-interest expense were as follows:

	2013	2012	2011
Salaries and wages	$273,692	$258,752	$252,028
Employee benefits	62,407	57,635	52,939
Net occupancy	50,468	48,975	46,968
Furniture and equipment	58,443	55,279	51,469
Deposit insurance	11,682	11,087	12,714
Intangible amortization	3,141	3,896	4,387
Other	152,077	139,469	137,593
Total	$611,910	$575,093	$558,098
Total non-interest expense for 2013 increased $36.8 million, or 6.4%, compared to 2012 while total non-interest expense for 2012 increased $17.0 million, or 3.0%, compared to 2011. Changes in the various components of non-interest expense are discussed below.
Salaries and Wages. Salaries and wages increased $14.9 million, or 5.8%, in 2013 compared to 2012 and increased $6.7 million, or 2.7%, in 2012 compared to 2011. The increases during the comparable periods were related to increases in the number of employees, normal annual merit and market increases, increased commissions related to higher insurance revenues and increased incentive compensation expense partly offset by decreases in stock-based compensation expense and increases in cost deferrals related to lending activity.
Employee Benefits. Employee benefits expense for 2013 increased $4.8 million, or 8.3%, compared to 2012. The increase during 2013 was primarily related to increases in expenses related to the Corporation’s 401(k) and profit sharing plans (up $690 thousand and $2.1 million, respectively), payroll taxes (up $1.4 million) and medical insurance expense (up $738 thousand) partly offset by a decrease in expenses related to the Corporation’s defined benefit retirement plans (down $286 thousand).
Employee benefits expense for 2012 increased $4.7 million, or 8.9%, compared to 2011. The increase was primarily related to increases in expenses related to the Corporation’s defined benefit retirement plans (up $3.5 million), medical insurance expense (up $2.1 million) and expenses related to the Corporation’s 401(k) plan (up $652 thousand) partly offset by a decrease in expenses related to the Corporation’s profit sharing plans (down $2.6 million). The decrease in expenses related to the Corporation’s profit sharing plans was related to the termination of the transition contributions that were only applicable to plan years before 2012.
The Corporation’s defined benefit retirement and restoration plans were frozen effective as of December 31, 2001 and were replaced by the profit sharing plan. Management believes these actions help reduce the volatility in retirement plan expense. However, the Corporation still has funding obligations related to the defined benefit and restoration plans and could recognize retirement expense related to these plans in future years, which would be dependent on the return earned on plan assets, the level of interest rates and employee turnover. The Corporation recognized net expense related to the defined benefit retirement and restoration plans totaling $2.8 million in 2013 compared to net expense of $3.1 million in 2012 and a net benefit of $412 thousand in 2011. Future expense/benefits related to these plans is dependent upon a variety of factors, including the actual return on plan assets. The increase in expense related to the Corporation’s defined benefit retirement plan during 2012 compared to 2011 was partly related to a decrease in the return on plan assets.
For additional information related to the Corporation’s employee benefit plans, see Note 11 - Employee Benefit Plans in the accompanying notes to consolidated financial statements included elsewhere in this report.
Net Occupancy. Net occupancy expense for 2013 increased $1.5 million, or 3.0%, compared to 2012. The increase was primarily related to increases in lease expense (up $1.5 million), a decrease in rental income (down $410 thousand), an increase in depreciation on leasehold improvements (up $383 thousand) and a decrease in parking garage income (down $288 thousand). These items were partly offset by a decrease in legal and other professional services expense (down $207 thousand), building depreciation (down $199 thousand) and utilities expense (down $195 thousand), among other things.
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

Furniture and Equipment. Furniture and equipment expense for 2013 increased $3.2 million, or 5.7%, compared to 2012. The increase was primarily related to increases in software maintenance (up $1.1 million), software amortization (up $771 thousand), repairs expense (up $455 thousand), furniture and fixtures depreciation (up $420 thousand) and equipment rental expense (up $312 thousand).
Furniture and equipment expense for 2012 increased $3.8 million, or 7.4%, compared to 2011. The increase was primarily related to increases in software maintenance (up $2.1 million), service contracts expense (up $1.2 million) and software amortization (up $589 thousand).
Deposit Insurance. Deposit insurance expense totaled $11.7 million in 2013 compared to $11.1 million in 2012 and $12.7 million in 2011. The increase in deposit insurance expense during 2013 compared to 2012 was primarily related to an increase in assets, partly offset by the impact of a decrease in the assessment rate. The decrease in deposit insurance expense during 2012 compared to 2011 was primarily related to a change in the deposit insurance assessment base and a change in the method by which the assessment rate is determined for large financial institutions, which became effective on April 1, 2011.
Intangible Amortization. Intangible amortization is primarily related to core deposit intangibles and, to a lesser extent, intangibles related to customer relationships and non-compete agreements. Intangible amortization totaled $3.1 million in 2013 compared to $3.9 million in 2012 and $4.4 million in 2011. The decrease in amortization expense during the comparable years was primarily the result of the completion of amortization of certain intangible assets, as well as a reduction in the annual amortization rate of certain intangible assets as the Corporation uses an accelerated amortization approach which results in higher amortization rates during the earlier years of the useful lives of intangible assets. The decreases in amortization were partly offset by the additional amortization related to intangible assets recorded in connection with the acquisitions of Kolkhorst Insurance Agency, Inc. on November 1, 2013, Stone Partners Inc. on January 1, 2012 and Clark Benefit Group on May 1, 2011. See Note 5 - Goodwill and Other Intangible Assets in the accompanying notes to consolidated financial statements included elsewhere in this report.
Other Non-Interest Expense. Other non-interest expense for 2013 increased $12.6 million, or 9.0%, compared to 2012. The increase during 2013 was primarily related to the write-down of certain land and other assets totaling $7.2 million during the first quarter of 2013. Approximately $6.2 million of this amount was related to the write-down of certain long-term bank-owned property in downtown San Antonio that was made available for sale. Additionally, other components of other non-interest expense with significant increases during 2013 included professional services expense (up $3.8 million), ATM expense (up $3.4 million), check card expense (up $1.6 million) and travel, meals and entertainment expense (up $522 thousand). The increases in the aforementioned items were partly offset by decreases in sundry losses from various miscellaneous items (down $1.0 million), advertising/promotions/public relations expense (down $962 thousand), amortization of net deferred costs related to loan commitments (down $665 thousand) and regulatory examination fees (down $373 thousand). In 2013, professional services expense included $1.3 million and travel, meals and entertainment expense included $130 thousand in costs incurred associated with the pending acquisition of WNB Bancshares. See Note 21 - Pending Acquisition in the accompanying notes to consolidated financial statements included elsewhere in this report. The increase in ATM expense was related to a branding arrangement entered into in 2012 that more than doubled the number of ATM machines, as further discussed below. Advertising/promotions expenses were higher in 2012 in part due to an expanded marketing campaign that began in 2011.
Other non-interest expense for 2012 increased $1.9 million, or 1.4%, compared to 2011. Components of other non-interest expense with significant increases during 2012 included professional services expense (up $2.5 million); travel, meals and entertainment (up $1.6 million); advertising/promotions/public relations expense (up $1.8 million); amortization of net deferred costs related to loan commitments (up $925 thousand); and check card expense (up $901 thousand). The increase in advertising/promotions/public relations expense was partly related to the Corporation’s branding arrangement to be the exclusive cash-machine provider for CST Brands, Inc. Corner Stores in Texas. The increase in the amortization of net deferred costs related to loan commitments was primarily related to an increase in commitments outstanding. The increases in the aforementioned items were partly offset by decreases in donation expense (down $2.5 million), sundry losses from various miscellaneous items (down $2.0 million), losses on the sale/write-down of assets/foreclosed assets (down $994 thousand) examination fees (down $642 thousand), property taxes on foreclosed assets (down $623 thousand) and sub-advisor investment management fees related to Frost Investment Advisors, LLC, (down $459 thousand).

Results of Segment Operations
The Corporation’s operations are managed along two operating segments: Banking and Frost Wealth Advisors. A description of each business and the methodologies used to measure financial performance is described in Note 18 - Operating Segments in the accompanying notes to consolidated financial statements included elsewhere in this report. Net income (loss) by operating segment is presented below:

	2013	2012	2011
Banking	$226,783	$229,312	$216,419
Frost Wealth Advisors	15,653	14,198	9,050
Non-Banks	(4,570)	(5,558)	(7,934)
Consolidated net income	$237,866	$237,952	$217,535
Banking
Net income for 2013 decreased $2.5 million, or 1.1%, compared to 2012. The decrease was primarily the result of a $28.6 million increase in non-interest expense and a $10.5 million increase in the provision for loan losses partly offset by a $18.3 million decrease in income tax expense, a $16.0 million increase in net interest income and a $2.3 million increase in non-interest income. Net income for 2012 increased $12.9 million, or 6.0%, compared to 2011. The increase was primarily the result of a $17.4 million decrease in the provision for loan losses, a $17.2 million increase in net interest income and a $2.2 million decrease in income tax expense partly offset by a $16.2 million increase in non-interest expense and a $7.8 million decrease in non-interest income.
Net interest income for 2013 increased $16.0 million, or 2.6%, compared to 2012 while net interest income for 2012 increased $17.2 million, or 2.9%, compared to 2011. The increases primarily resulted from increases in the average volume of interest-earning assets partly offset by decreases in the net interest margin. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.
The provision for loan losses for 2013 totaled $20.6 million compared to $10.1 million in 2012 and $27.5 million in 2011. See the analysis of the provision for loan losses included in the section captioned “Allowance for Loan Losses” included elsewhere in this discussion.
Non-interest income for 2013 increased $2.3 million, or 1.2%, compared to 2012. The increase was primarily due to increases in other non-interest income, insurance commissions and fees and other charges, commissions and fees partly offset by a decrease in the net gain on securities transactions and a decrease in service charges on deposits. The increase in other non-interest income was primarily related to a gain realized on the sale of a building and parking garage. The increase in insurance commissions and fees was primarily due to increased commission income in large part due to an increase in employee benefit commissions and fees and, to a lesser extent, increases in commercial lines and personal lines property and casualty commissions resulting from normal variation in the market demand for insurance products and rate increases. The decrease in service charges on deposit accounts was mostly due to a decrease in overdraft/insufficient funds charges on consumer accounts and a decrease in service charges on commercial accounts. See the analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest income for 2012 decreased $7.8 million, or 4.0%, compared to 2011. The decreases were primarily due to decreases in interchange and debit card transaction fees, service charges on deposit accounts and the net gain on securities transactions partly offset by increases in insurance commissions and fees, other charges, commissions and fees and other non-interest income. The decrease in interchange and debit card transaction fees was primarily related to new rules, effective on October 1, 2011, that significantly reduced the interchange fees that may be charged. The decrease in service charges on deposit accounts was related to decreases in service charges on commercial accounts and in overdraft/insufficient funds charges on both consumer and commercial accounts. The increase in insurance commissions was partly due to an increase in employee benefit commissions and fees and an increase in property and casualty commissions. The increase in other charges, commissions and fees was related to increases in human resources consulting revenues, referral fees from the Corporation’s merchant services payment processor, unused balance fees on loan commitments and service charges on funds transfers, among other things. The increase in other non-interest income was primarily related to increases in sundry income from various miscellaneous items and income from securities trading and customer derivative activities. See the analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for 2013 increased $28.6 million, or 5.9%, compared to 2012. The increase during 2013 was primarily due to increases in salaries and wages and employee benefits, other non-interest expense, furniture and equipment expense and net occupancy expense. The increase in salaries and wages was primarily related to normal annual merit and market increases, increased commissions related to higher insurance revenues and increased incentive compensation partly offset by a decrease in stock-based compensation expense and an increase in cost deferrals related to lending activity. The increase in employee benefits expense was primarily related to increases in expenses related to the Corporation's 401(k) and profit sharing plans, payroll taxes and medical insurance expense. The increase in other non-interest expense during 2013 was primarily related to the write-down of certain land and other assets during the first quarter of 2013, the majority of which was related to the write-down of certain long-term bank-owned property in downtown San Antonio that was made available for sale. Other non-interest expense during 2013 was also impacted by increases in professional services expense, ATM expense and overhead cost allocations, among other things. The increase in furniture and equipment expense was primarily due to increases in software maintenance, software amortization, repairs expense, furniture and fixtures depreciation and equipment rental expense. The increase in net occupancy was primarily related to increases in lease expense, a decrease in rental income, an increase in depreciation on leasehold improvements and a decrease in parking garage income. See the analysis of these items included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.
Non-interest expense for 2012 increased $16.2 million, or 3.4%, compared to the 2011. The increase during 2012 was primarily related to increases in salaries and wages, employee benefits, furniture and equipment expense, net occupancy expense and other non-interest expense partly offset by a decrease in deposit insurance expense and intangible amortization. The increase in salaries and wages was primarily related to normal annual merit and market increases, increased commissions related to higher insurance revenues and increased incentive compensation partly offset by a decrease in stock-based compensation expense and an increase in cost deferrals related to lending activity. The increase in employee benefits expense was primarily related to increases in expenses related to the Corporation’s defined benefit retirement and 401(k) plans and medical insurance expense partly offset by a decrease in expense related to the Corporation’s profit sharing plans. The increase in furniture and equipment expense was due to increases in software maintenance, service contract expenses and software amortization. The increase in net occupancy expense was due to increases in lease expense, building maintenance and repair expense and depreciation expense related to leasehold improvements. The increase in other non-interest expense was related to increases in professional services expense, travel/meals and entertainment, advertising/promotions expense and amortization of net deferred costs related to loan commitments, among other things, as well as increases in overhead cost allocations. The decrease in deposit insurance expense was primarily related to a change in the deposit insurance assessment base and a change in the method by which the assessment rate is determined for large financial institutions which became effective on April 1, 2011. See the analysis of these items included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.
Income tax expense for 2013 decreased $18.3 million, or 26.4%, compared to 2012. The decrease was related a decrease in pre-tax net income combined with a decrease in the effective tax rate. Income tax expense for 2012 decreased $2.2 million, or 3.1%, compared to 2011. The decrease was primarily due to the correction, during the third quarter of 2011, of an under-accrual of taxes that resulted from incorrectly deducting premium amortization on municipal securities for federal income tax purposes since 2008. See the section captioned “Income Taxes” included elsewhere in this discussion.
Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $43.8 million during 2013 compared to $40.6 million in 2012 and $36.0 million in 2011. Insurance commission revenues increased $3.2 million, or 7.9%, during 2013 compared to 2012 and increased $4.6 million, or 12.7%, during 2012 compared to 2011. See the analysis of insurance commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion. Frost Insurance Agency also had consulting revenues totaling $1.5 million during 2013 and $1.7 million during 2012. Consulting revenues are reported as a component of other charges, commissions and fees and were primarily related to an acquisition during the first quarter of 2012.
Frost Wealth Advisors
Net income for 2013 increased $1.5 million, or 10.2%, compared to 2012. The increase was primarily due to a $11.2 million increase in non-interest income partly offset by a $7.4 million increase in non-interest expense, a $1.4 million decrease in net interest income and a $917 thousand increase in income tax expense. Net income for 2012 increased $5.1 million, or 56.9%, compared to 2011. The increase was primarily due to a $4.9 million increase in non-interest income, a $1.7 million increase in net interest income and a $1.4 million decrease in non-interest expense partly offset by a $2.8 million increase in income tax expense.
Net interest income for 2013 decreased $1.4 million, or 17.8%, compared to 2012. The decrease in net interest income was partly due to a decrease in the funds transfer price received for providing funds. Net interest income for 2012 increased $1.7 million, or 26.7%, compared to 2011. The increase in net interest income was due to an increase in the average volume of funds provided due to an increase in the average volume of Frost Wealth Advisor’s repurchase agreements combined with an increase in the funds transfer price received for providing those funds.
Non-interest income for 2013 increased $11.2 million, or 11.6%, compared to 2012. The increase was primarily due to increases in trust and investment management fees (up $8.2 million) and increases in other charges, commissions and fees (up $3.1 million). Non-interest income for 2012 increased $4.9 million, or 5.3%, compared to 2011. The increase was primarily due to increases in trust and investment management fees (up $5.2 million) partly offset by decreases in other charges, commissions and fees (down $228 thousand).
Trust and investment management fee income is the most significant income component for Frost Wealth Advisors. Investment fees are the most significant component of trust and investment management fees, making up approximately 68%, 66% and 68% of total trust and investment management fees in 2013, 2012 and 2011, respectively. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. The increase in trust and investment management fee income during 2013 compared to 2012 was primarily the result of an increase in trust investment fees, oil and gas trust management fees and securities lending income. The increase in trust and investment management fee income during 2012 compared to 2011 was primarily the result of an increase in trust investment fees, oil and gas trust management fees, custody fees, securities lending income, estate fees and mutual fund and investment management fees. See the analysis of trust and investment management fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
The increase in other charges, commissions and fees during 2013 compared to 2012 was primarily due to an increase in income related to the sale of annuities and mutual funds. The decrease in other charges, commissions and fees during 2012 compared to 2011 was primarily due to a decrease in income related to the sale of annuities partly offset by an increase in income from the sale of mutual funds.
Non-interest expense for 2013 increased $7.4 million, or 8.9%, compared to 2012. The increase was primarily due to an increase in salaries and wages (up $4.3 million), other non-interest expense (up $2.2 million) and employee benefits (up $752 thousand). The increases in salaries and wages were primarily related to normal annual merit and market increases. The increase in other non-interest expense was related to an increase in professional services expense as well as increases in various miscellaneous categories of expense and overhead cost allocation. The increase in employee benefits was related to increased payroll taxes, 401(k) and profit sharing plan expenses and medical insurance expense.
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
Non-Banks
The Non-Banks segment had a net loss of $4.6 million in 2013, decreasing $988 thousand, or 17.8%, compared to $5.6 million in 2012. The decrease in the net loss during 2013 was primarily due to a decrease in net interest expense (down $1.1 million), an increase in non-interest income (up $522 thousand) thousand and an increase in the net income tax benefit (up $170 thousand), partly offset by an $822 thousand increase in non-interest expense. The decrease in net interest expense was related to a decrease in the interest rate paid on the Corporation’s $100 million fixed-to-floating rate subordinated notes, which changed to a floating interest rate during the first quarter of 2012. The increase in non-interest income was primarily related to increased mineral interest income related to bonus, rental and shut-in payments and oil and gas royalties received from severed mineral interests on property owned by Main Plaza Corporation, a wholly-owned non-banking subsidiary of the Corporation. The increase non-interest expense was primarily related to an increase in professional services expense which included $1.3 million in costs incurred during the third and fourth quarters of 2013 associated with the pending acquisition of WNB Bancshares (See Note 21 - Pending Acquisition).
The Non-Banks operating segment had a net loss of $5.6 million in 2012, decreasing $2.4 million, or 29.9%, compared to $7.9 million in 2011. The decrease in the net loss was primarily due to a $4.2 million decrease in net interest expense and a $1.7 million increase in non-interest income partly offset by a $2.2 million increase in non-interest expense and a $1.3 million decrease in the net income tax benefit. The decrease in net interest expense was related to a decrease in the interest rate paid on the Corporation’s $100 million fixed-to-floating rate subordinated notes, which changed to a floating interest rate during the first quarter of 2012. The increase in non-interest income was primarily related to increased mineral interest income. The increase in non-interest expense was partly related to non-recurring write-downs of certain equipment assets totaling $903 thousand in 2012 as well as increases in professional services expense, travel expense and directors fees.
Income Taxes
The Corporation recognized income tax expense of $53.0 million, for an effective tax rate of 18.2%, in 2013 compared to $70.5 million, for an effective tax rate of 22.9%, in 2012 and $68.7 million, for an effective rate of 24.0%, in 2011. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies. The lower effective tax rate during 2013 was partly related to an increase in the relative proportion of tax-exempt income as the Corporation purchased additional tax-exempt municipal securities. The higher effective tax rate for 2011 was impacted by the correction, during the third quarter of 2011, of an under-accrual of taxes that resulted from incorrectly deducting premium amortization on municipal securities for federal income tax purposes since 2008. As a result, the Corporation recognized additional income tax expense totaling $4.1 million, which included interest, related to the 2010, 2009 and 2008 tax years. Excluding the effect of the correction related to prior year amounts, the Corporation’s effective tax rate would have been 22.6% for 2011.

Sources and Uses of Funds
The following table illustrates, during the years presented, the mix of the Corporation’s funding sources and the assets in which those funds are invested as a percentage of the Corporation’s average total assets for the period indicated. Average assets totaled $22.8 billion in 2013 compared to $20.8 billion in 2012 and $18.6 billion in 2011.

	2013	2012	2011
Sources of Funds:
Deposits:
Non-interest-bearing	33.6%	33.7%	30.9%
Interest-bearing	51.0	49.3	51.1
Federal funds purchased and repurchase agreements	2.4	2.9	3.2
Long-term debt and other borrowings	1.0	1.1	1.7
Other non-interest-bearing liabilities	1.2	1.6	1.4
Equity capital	10.8	11.4	11.7
Total	100.0%	100.0%	100.0%
Uses of Funds:
Loans	40.6%	40.6%	43.3%
Securities	39.1	42.9	33.5
Federal funds sold, resell agreements and interest-bearing deposits	12.6	7.8	13.5
Other non-interest-earning assets	7.7	8.7	9.7
Total	100.0%	100.0%	100.0%
Deposits continue to be the Corporation’s primary source of funding. Average deposits increased $2.0 billion, or 11.4%, in 2013 compared to 2012 and $2.1 billion, or 13.6% in 2012 compared to 2011. Non-interest-bearing deposits remain a significant source of funding, which has been a key factor in maintaining the Corporation’s relatively low cost of funds. Average non-interest-bearing deposits totaled 39.7% of total average deposits in 2013 compared to 40.6% in 2012, and 37.7% in 2011. The Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. Although the ultimate impact of this legislation on the Corporation has not yet been determined, the Corporation may begin to incur interest costs associated with demand deposits in the future as market conditions warrant, in which case, the relative proportion of non-interest-bearing deposits to total deposits would be expected to decrease.
The Corporation primarily invests funds in loans and securities. Loans continue to be a large component of the Corporation’s mix of invested assets. Average loans increased $772.8 million, or 9.1%, in 2013 compared to 2012 and increased $413.9 million, or 5.1% in 2012 compared to 2011. Average securities decreased $49.5 million, or 0.6%, in 2013 compared to 2012 and increased $2.7 billion, or 44.0%, in 2012 compared to 2011. Average federal funds sold, resell agreements and interest-bearing deposits increased $1.3 billion, or 77.6%, in 2013 compared to 2012 and decreased $899.1 million, or 35.8%, in 2012 compared to 2011. The increase in average federal funds sold, resell agreements and interest bearing deposits, in 2013 compared to 2012, was primarily related to excess liquidity from deposit growth in 2013.

Loans
Year-end loans were as follows:

	2013	Percentage of Total	2012	2011	2010	2009
Commercial and industrial:
Commercial	$4,460,543	46.9%	$4,357,100	$3,553,989	$3,479,349	$3,577,758
Leases	319,577	3.4	278,535	193,412	186,443	197,605
Asset-based	126,956	1.3	192,977	169,466	122,866	117,213
Total commercial and industrial	4,907,076	51.6	4,828,612	3,916,867	3,788,658	3,892,576
Commercial real estate:
Commercial mortgages	2,800,760	29.4	2,495,481	2,383,479	2,374,542	2,327,471
Construction	426,639	4.5	608,306	434,870	593,273	659,459
Land	239,937	2.5	216,008	202,478	234,952	259,200
Total commercial real estate	3,467,336	36.4	3,319,795	3,020,827	3,202,767	3,246,130
Consumer real estate:
Home equity loans	329,853	3.5	310,675	282,244	275,806	289,535
Home equity lines of credit	195,132	2.1	186,522	191,960	186,465	166,441
1-4 family residential mortgages	32,447	0.3	38,323	45,943	57,877	66,351
Construction	13,123	0.1	17,621	17,544	23,565	30,325
Other	237,649	2.5	224,206	225,118	254,551	275,780
Total consumer real estate	808,204	8.5	777,347	762,809	798,264	828,432
Total real estate	4,275,540	44.9	4,097,142	3,783,636	4,001,031	4,074,562
Consumer and other:
Consumer installment	350,827	3.7	311,310	301,518	319,384	346,255
Student loans held for sale	—	—	—	—	—	24,201
Other	7,289	0.1	8,435	11,018	28,234	52,406
Total consumer and other	358,116	3.8	319,745	312,536	347,618	422,862
Unearned discounts	(25,032)	(0.3)	(21,651)	(17,910)	(20,287)	(22,220)
Total	$9,515,700	100.0%	$9,223,848	$7,995,129	$8,117,020	$8,367,780
Overview. Year-end total loans increased $291.9 million, or 3.2%, during 2013 compared to 2012. The Corporation does not generally originate 1-4 family residential mortgage loans and sold its student loan portfolio during 2010. As such, these loans are excluded when analyzing the growth of the loan portfolio. Excluding 1-4 family residential mortgages and student loans, year-end loans increased $297.7 million, or 3.2% during 2013 compared to 2012 increased $1.2 billion, or 15.6% during 2012 compared to 2011, decreased $110.0 million, or 1.4% during 2011 compared to 2010, and decreased $218.1 million, or 2.6%, during 2010 compared to 2009.
The majority of the Corporation’s loan portfolio is comprised of commercial and industrial loans and real estate loans. Commercial and industrial loans made up 51.6% and 52.3% of total loans at December 31, 2013 and 2012 while real estate loans made up 44.9% and 44.4% of total loans at December 31, 2013 and 2012. Real estate loans include both commercial and consumer balances.
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
Commercial and Industrial Loans. Commercial and industrial loans increased $78.5 million, or 1.6%, during 2013 compared to 2012 and $911.7 million, or 23.3% from in 2012 compared to 2011. At December 31, 2012, commercial and industrial loans included $95.3 million related to an overdraft by a correspondent bank customer. The overdraft cleared subsequent to year-end. Excluding the effect of this overdraft, commercial and industrial loans increased $173.8 million, or 3.6% in 2013 compared to 2012 and $816.5 million, or 20.8%, in 2012 compared to 2011. The Corporation’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Corporation’s loan policy guidelines. The commercial and industrial loan portfolio also includes the commercial lease and asset-based lending portfolios as well as purchased shared national credits (“SNCs”), which are discussed in more detail below.
Industry Concentrations. As of December 31, 2013 and 2012, other than energy loans, there were no concentrations of loans within any single industry in excess of 10% of total loans, as segregated by Standard Industrial Classification code (“SIC code”). The SIC code is a federally designed standard industrial numbering system used by the Corporation to categorize loans by the borrower’s type of business. The following table summarizes the industry concentrations of the Corporation’s loan portfolio, as segregated by SIC code. Industry concentrations are stated as a percentage of year-end total loans as of December 31, 2013 and 2012:

	2013	2012
Industry concentrations:
Energy	11.7%	11.7%
Medical services	5.7	5.7
Public finance	5.6	6.3
Manufacturing, other	3.2	3.1
Religion	2.9	2.8
Services	2.8	2.9
General and specific trade contractors	2.7	3.0
Legal services	2.6	1.8
Transportation	2.6	2.1
Automobile dealers	2.3	2.0
Insurance	2.1	2.1
All other (36 categories in 2013 and 35 categories in 2012)	55.8	56.5
Total loans	100.0%	100.0%
The Corporation’s largest concentration in any single industry is in energy. Year-end energy loans were as follows:

	2013	2012
Energy loans:
Production	$809,090	$765,424
Service	260,047	242,448
Manufacturing	31,507	50,721
Traders	9,462	20,126
Refining	5,303	4,467
Total energy loans	$1,115,409	$1,083,186
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

	2013			2012
	Number of Relationships	Period-End Balances		Number of Relationships	Period-End Balances
		Committed	Outstanding		Committed	Outstanding
Committed amount:
$20.0 million and greater	178	$6,859,052	$3,283,355	149	$5,539,527	$2,986,522
$10.0 million to $19.9 million	165	2,267,864	1,307,519	170	2,343,440	1,295,147
The average commitment per large credit relationship in excess of $20.0 million totaled $38.5 million at December 31, 2013 and $37.2 million at December 31, 2012. The average outstanding balance per large credit relationship with a commitment in excess of $20.0 million totaled $18.4 million at December 31, 2013 and $20.0 million at December 31, 2012. The average commitment per large credit relationship between $10.0 million and $19.9 million totaled $13.7 million at December 31, 2013 and $13.8 million at

December 31, 2012. The average outstanding balance per large credit relationship with a commitment between $10 million and $19.9 million totaled $7.9 million at December 31, 2013 and $7.6 million at December 31, 2012.
Purchased Shared National Credits. Purchased SNCs are participations purchased from upstream financial organizations and tend to be larger in size than the Corporation’s originated portfolio. The Corporation’s purchased SNC portfolio totaled $586.2 million at December 31, 2013 decreasing $41.8 million, or 6.7%, from $628.0 million at December 31, 2012. At December 31, 2013, 56.2% of outstanding purchased SNCs was related to the energy industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the commercial and industrial portfolio, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of the Corporation’s customers. As a matter of policy, the Corporation generally only participates in SNCs for companies headquartered in or which have significant operations within the Corporation’s market areas. In addition, the Corporation must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes. The following table provides additional information about certain credits within the Corporation’s purchased SNCs portfolio as of year-end.

	2013			2012
	Number of Relationships	Period-End Balances		Number of Relationships	Period-End Balances
		Committed	Outstanding		Committed	Outstanding
Purchased shared national credits:
$20.0 million and greater	40	$1,329,601	$451,306	37	$1,194,902	$465,975
$10.0 million to $19.9 million	15	224,354	114,297	17	233,262	145,081
Real Estate Loans. Real estate loans totaled $4.3 billion at December 31, 2013 increasing $178.4 million, or 4.4%, compared to $4.1 billion at December 31, 2012. Commercial real estate loans totaled $3.5 billion, or 81.1%, of total real estate loans, at December 31, 2013 and $3.3 billion, or 81.0% of total real estate loans, at December 31, 2012. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. The Corporation’s primary focus for the commercial real estate portfolio has been growth in loans secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan.
The following tables summarize the Corporation’s commercial real estate loan portfolio, as segregated by (i) the type of property securing the credit and (ii) the geographic region in which the loans were originated. Property type concentrations are stated as a percentage of year-end total commercial real estate loans as of December 31, 2013 and 2012:

	2013	2012
Property type:
Office building	17.1%	16.7%
Office/warehouse	15.2	15.5
Medical offices and services	9.2	9.8
Religious	7.6	7.5
Non-farm/non-residential	7.4	7.1
Multifamily	6.8	4.2
1-4 Family	4.9	4.3
Retail	4.6	7.1
All other	27.2	27.8
Total commercial real estate loans	100.0%	100.0%
Geographic region:
San Antonio	24.7%	24.9%
Fort Worth	23.9	24.7
Houston	19.3	19.6
Dallas	12.5	10.2
Austin	10.0	9.9
Rio Grande Valley	5.6	6.1
Corpus Christi	4.0	4.6
Total commercial real estate loans	100.0%	100.0%

Consumer Loans. The consumer loan portfolio, including all consumer real estate, increased $70.4 million, or 6.5%, from December 31, 2012. As the following table illustrates, the consumer loan portfolio has two distinct segments, including consumer real estate and consumer installment.

	2013	2012
Consumer real estate:
Home equity loans	$329,853	$310,675
Home equity lines of credit	195,132	186,522
1-4 family residential mortgages	32,447	38,323
Construction	13,123	17,621
Other	237,649	224,206
Total consumer real estate	808,204	777,347
Consumer installment	350,827	311,310
Total consumer loans	$1,159,031	$1,088,657
Consumer real estate loans, increased $30.9 million, or 4.0%, from December 31, 2012. Combined, home equity loans and lines of credit made up 65.0% and 64.0% of the consumer real estate loan total at December 31, 2013 and 2012, respectively. The Corporation offers home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans. In general, the Corporation no longer originates 1-4 family mortgage loans, however, from time to time, the Corporation may invest in such loans to meet the needs of its customers.
The consumer installment loan portfolio primarily consists of automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents, and other similar types of credit facilities.
Foreign Loans. The Corporation makes U.S. dollar-denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at December 31, 2013 or 2012.
Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table presents the maturity distribution of the Corporation’s loans, excluding 1-4 family residential real estate loans and unearned discounts, at December 31, 2013. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate or LIBOR.

	Due in One Year or Less	After One, but Within Five Years	After Five Years	Total
Commercial and industrial	$2,213,790	$2,231,689	$461,597	$4,907,076
Real estate construction	124,171	248,421	54,047	426,639
Commercial real estate and land	323,938	1,560,251	1,156,508	3,040,697
Consumer and other	206,770	195,925	731,178	1,133,873
Total	$2,868,669	$4,236,286	$2,403,330	$9,508,285
Loans with fixed interest rates	$773,311	$1,308,885	$1,392,182	$3,474,378
Loans with floating interest rates	2,095,358	2,927,401	1,011,148	6,033,907
Total	$2,868,669	$4,236,286	$2,403,330	$9,508,285
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

Non-Performing Assets and Potential Problem Loans
Non-Performing Assets. Year-end non-performing assets and accruing past due loans were as follows:

	2013	2012	2011	2010	2009
Non-accrual loans:
Commercial and industrial	$26,733	$46,308	$43,874	$60,408	$82,219
Real estate	29,242	42,504	49,736	76,270	63,926
Consumer and other	745	932	728	462	722
Total non-accrual loans	56,720	89,744	94,338	137,140	146,867
Restructured loans	1,137	—	—	—	—
Foreclosed assets:
Real estate	11,916	15,152	26,608	27,339	33,305
Other	—	350	—	471	7
Total foreclosed assets	11,916	15,502	26,608	27,810	33,312
Total non-performing assets	$69,773	$105,246	$120,946	$164,950	$180,179
Ratio of non-performing assets to:
Total loans and foreclosed assets	0.73%	1.14%	1.51%	2.03%	2.14%
Total assets	0.29	0.46	0.60	0.94	1.11
Accruing past due loans:
30 to 89 days past due	$31,297	$35,969	$42,463	$55,045	$90,173
90 or more days past due	7,635	6,994	17,417	26,922	23,911
Total accruing past due loans	$38,932	$42,963	$59,880	$81,967	$114,084
Ratio of accruing past due loans to total loans:
30 to 89 days past due	0.33%	0.39%	0.53%	0.68%	1.08%
90 or more days past due	0.08	0.08	0.22	0.33	0.28
Total accruing past due loans	0.41%	0.47%	0.75%	1.01%	1.36%
Non-performing assets include non-accrual loans, trouble debt restructurings and foreclosed assets. Non-performing assets at December 31, 2013 decreased $35.5 million from December 31, 2012. While down significantly in 2013, in general, the level of non-performing assets in recent years has been reflective of the weaker economic conditions which began in the latter part of 2008. Non-accrual commercial and industrial loans included one credit relationship in excess of $5 million totaling $6.3 million at December 31, 2013 and three credit relationships in excess of $5 million totaling $27.8 million at December 31, 2012. Non-accrual real estate loans primarily consist of land development, 1-4 family residential construction credit relationships and loans secured by office buildings and religious facilities. Non-accrual commercial real estate loans included one credit relationships in excess of $5 million totaling $7.3 million at December 31, 2013 and two credit relationships in excess of $5 million totaling $18.2 million at December 31, 2012. At December 31, 2013, one credit relationship totaling $7.9 million was included in both non-accrual commercial and industrial loans ($4.7 million) and non-accrual commercial real estate loans ($3.2 million). Approximately $15.0 million of the non-accrual commercial and industrial loans and $12.6 million of the non-accrual commercial real estate loans at December 31, 2012 pertained to the same customer.
Non-accrual commercial and industrial loans included two credit relationships in excess of $5 million totaling $17.3 million at December 31, 2011, three credit relationships in excess of $5 million totaling $25.8 million at December 31, 2010 and three credit relationships in excess of $5 million totaling $37.6 million at December 31, 2009. Non-accrual commercial real estate loans included one credit relationship in excess of $5 million totaling $5.8 million at December 31, 2011. Non-accrual commercial and industrial and real estate loans also included $6.5 million and $16.3 million in loans to certain Mexican borrowers at December 31, 2010 and December 31, 2009, respectively, primarily related to deterioration in the U.S. dollar exchange rate of the Mexican peso.
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
Foreclosed assets represent property acquired as a result of borrower defaults on loans. Foreclosed assets are recorded at estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for loan losses. Regulatory guidelines require the Corporation to reevaluate the fair value of foreclosed assets on at least an annual basis. The Corporation’s policy is to comply with the regulatory guidelines. Write-downs are provided for subsequent declines in value and are included in other non-interest expense along with other expenses related to maintaining the properties. During 2013 and 2012, foreclosed assets, particularly among certain classes of property (primarily land), experienced significant deterioration in fair values as a result of the prevailing weaker economic conditions. Write-downs of foreclosed assets totaled $895 thousand and $2.1 million, during 2013 and 2012, respectively. During 2013, the Corporation recognized write-downs on 13 different properties/relationships with the average write-down totaling $69 thousand and the largest individual write-down totaling $490 thousand. The weighted-average percentage write-down was 18.0%. During 2012, the Corporation recognized write-downs on 33 different properties/relationships with the average write-down totaling $63 thousand and the largest individual write-down totaling $575 thousand. The weighted-average percentage write-down was 17.3%. There were no significant concentrations of any properties, to which the aforementioned write-downs relate, in any single geographic region.
Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At December 31, 2013 and 2012, the Corporation had $13.8 million and $10.7 million in loans of this type which are not included in any one of the non-accrual, restructured or 90 days past due loan categories. At December 31, 2013, potential problem loans consisted of six credit relationships. Of the total outstanding balance at December 31, 2013, 28.3% related to a customer in manufacturing, 20.3% related to a municipality and 20.0% related to a customer in the health care industry. Weakness in these borrowers’ operating performance has caused the Corporation to heighten the attention given to these credits.
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

	2013		2012		2011		2010		2009
	Allowance for Loan Losses	Percentage of Loans in each Category to Total Loans	Allowance for Loan Losses	Percentage of Loans in each Category to Total Loans	Allowance for Loan Losses	Percentage of Loans in each Category to Total Loans	Allowance for Loan Losses	Percentage of Loans in each Category to Total Loans	Allowance for Loan Losses	Percentage of Loans in each Category to Total Loans
Commercial and industrial	$52,790	51.6%	$54,164	52.3%	$42,774	49.0%	$57,789	46.7%	$57,394	46.5%
Commercial real estate	22,590	36.4	29,346	36.0	20,912	37.8	28,534	39.5	28,514	38.8
Consumer real estate	5,230	8.5	5,252	8.4	3,540	9.5	3,223	9.8	2,560	9.9
Consumer and other	5,010	3.5	3,507	3.3	12,635	3.7	11,974	4.0	16,929	4.8
Unallocated	6,818	—	12,184	—	30,286	—	24,796	—	19,912	—
Total	$92,438	100.0%	$104,453	100.0%	$110,147	100.0%	$126,316	100.0%	$125,309	100.0%

The reserve allocated to commercial and industrial loans at December 31, 2013 decreased $1.4 million compared to December 31, 2012. The decrease was primarily related to a decreases in the reserve allocated for excessive industry concentrations, historical valuation allowances, the environmental risk adjustment and specific valuation allowances, partly offset by increases in the distressed industries allocation and the reserve allocated for highly leveraged credit relationships and a decrease in the adjustment for recoveries. The decrease in the reserve allocated for excessive industry concentrations was primarily related to a decrease in the volumes of industry concentrations combined with a decrease in the allocation factors applied to certain categories of industry concentrations. The decrease in historical valuation allowances was primarily due to decreases in the historical loss allocation factors applied to certain categories of non-classified and classified commercial and industrial loans. The environmental risk adjustment decreased $1.1 million from $6.6 million at December 31, 2012 to $5.5 million at December 31, 2013. Although the environmental risk adjustment factor increased at December 31, 2013 compared to December 31, 2012, the dollar amount of the environmental risk adjustment decreased as a result of the aforementioned decreases in the base historical loss allocation factors to which the environmental risk adjustment factor is applied. The distressed industries allocation related to commercial and industrial loans increased $1.9 million from $5.9 million at December 31, 2012 to $7.8 million at December 31, 2013. The increase was primarily related to an increase in the volume of loans to contractors combined with an increase in the spread by which the weighted-average risk grade of this portfolio exceeds the weighted-average risk grade of the commercial and industrial loan portfolio as a whole. The reserve allocated for highly leveraged credit relationships increased $1.6 million from $2.9 million at December 31, 2012 to $4.5 million at December 31, 2013 primarily due to an increase in the volume of such credit relationships. The adjustment for recoveries decreased $1.3 million from $4.9 million at December 31, 2012 to $3.6 million at December 31, 2013 primarily due to the lower level of recoveries experienced in 2013 relative to 2012.
Classified commercial and industrial loans (loans having a risk grade of 11, 12 or 13) totaled $120.2 million at December 31, 2013 compared to $100.1 million at December 31, 2012. Specific allocations of the allowance for loan losses related to commercial and industrial loans totaled $4.1 million at December 31, 2013 compared to $5.1 million at December 31, 2012.
The reserve allocated to commercial real estate loans at December 31, 2013 decreased $6.8 million compared to December 31, 2012. The decrease was primarily related to decreases in the historical valuation allowances related to pass and watch grade commercial real estate loans due, in part, to decreases in the historical loss allocation factors applied to such loans. The reserve allocated to commercial real estate loans at December 31, 2013 compared to December 31, 2012 was also partly impacted by a decrease in the allocation for excessive industry concentrations (down $2.4 million), a decrease in the reserve allocation for distressed industries (down $798 thousand) and a decrease in the environmental risk adjustment (down $368 thousand).
Classified commercial real estate loans totaled $80.8 million at December 31, 2013 compared to $118.1 million at December 31, 2012. Specific allocations of the allowance for loan losses related to commercial real estate loans totaled $2.8 million at December 31, 2013 compared to $3.1 million at December 31, 2012. The environmental adjustment factor resulted in additional general valuation allowances for commercial real estate loans totaling $3.3 million at December 31, 2013 and $3.7 million at December 31, 2012. The distressed industries allocation related to commercial real estate loans totaled $384 thousand at December 31, 2013 and $1.2 million at December 31, 2012.
The reserve allocated to consumer real estate loans at December 31, 2013 did not significantly fluctuate compared to December 31, 2012 as decreases in historical valuation allowances as well as decreases in the allocation for loans that did not undergo a separate, independent concurrence review during the underwriting process and the environmental risk adjustment were mostly offset by a decrease in the adjustment for recoveries.
The reserve allocated to consumer and other loans at December 31, 2013 increased $1.5 million compared to December 31, 2012. The increase was primarily related to an increase in historical valuation allowances due to an increase in the historical loss allocation factor applied to consumer and other loans, combined with the effect of a higher volume of such loans, and an increase in the environmental risk adjustment. The increase from these items was partly offset by a decrease in the allocation for loans that did not undergo a separate, independent concurrence review during the underwriting process and an increase in the adjustment for recoveries.
The unallocated portion of the allowance for loan losses represents general valuation allowances that are not allocated to specific loan portfolio segments. See Note 3 – Loans in the accompanying notes to consolidated financial statements for information regarding the components of the unallocated portion of the allowance. The unallocated portion of the allowance for loan losses at December 31, 2013 decreased $5.4 million compared to December 31, 2012. This decrease was primarily due to a decrease in the allocation for general macroeconomic risk (down $5.2 million). This is reflective of improving trends in certain components of the Texas Leading Index and, aside from the $18.8 million in charge-offs discussed below related to a single customer relationship which was not considered to be indicative of a decline in the overall credit quality of the Corporation’s loan portfolio, the trend in net charge-offs has stabilized at improved levels compared to recent years. The overall level of classified commercial and industrial and commercial real estate loans decreased approximately $17.3 million, or 7.9%, at December 31, 2013 compared to December 31, 2012 while the overall weighted-average risk grades of these portfolios was 6.40% at December 31, 2013 and 6.39% December 31, 2012.
As of December 31, 2012, the reserve allocated to commercial and industrial loans increased $11.4 million compared to December 31, 2011. As of December 31, 2012, the reserve allocated to commercial and industrial loans included $6.0 million related to certain general valuation allowances that were previously reported as components of the unallocated portion of the allowance for loan losses. Excluding the impact of this reclassification of certain general valuation allowances, the reserve allocated to commercial and industrial loans at December 31, 2012 increased $5.4 million from December 31, 2011. The increase was primarily related to increases in historical valuation allowances due to an increase in the volume of non-classified commercial and industrial loans, an increase in allocations for specific loans, an increase in the allocation for distressed industries and an increase in the environmental risk adjustment partly offset by a decrease in classified loans.
As of December 31, 2012, the reserve allocated to commercial real estate loans increased $8.4 million compared to December 31, 2011. The reserve allocated to commercial real estate loans included $5.7 million related to certain general valuation allowances that were previously reported as components of the unallocated portion of the allowance for loan losses. Excluding the impact of this reclassification of certain general valuation allowances, the reserve allocated to commercial real estate loans at December 31, 2012 increased $2.8 million compared to December 31, 2011. The increase was primarily related to an increase in allocations for specific loans, an increase in historical valuation allowances due to an increase in the volume of non-classified commercial real estate loans and an increase in the allocation for distressed industries partly offset by the effect of a decrease in classified loans. The allowance allocated to commercial real estate loans at December 31, 2012 was also impacted by a decrease in the historical loss allocation factors applied to certain categories of non-classified and classified commercial real estate loans compared to the historical loss allocation factors used in 2011.
The reserve allocated to consumer real estate loans at December 31, 2012 increased $1.7 million compared to December 31, 2011. The reserve allocated to consumer real estate loans included $1.6 million related to certain general valuation allowances that were previously reported as components of the unallocated portion of the allowance for loan losses. Excluding the impact of this reclassification of certain general valuation allowances, the reserve allocated to consumer real estate loans at December 31, 2012 did not significantly fluctuate compared to December 31, 2011 as the impact of factors requiring an increase in the level of allowance required for consumer real estate loans were for the most part offset by the impact of factors requiring a decrease in the level of allowance required for consumer real estate loans.
The reserve allocated to consumer and other loans at December 31, 2012 decreased $9.1 million compared to December 31, 2011. As of December 31, 2012, the reserve allocated to consumer and other loans included a reduction of $5.7 million related to certain general valuation allowances that were previously reported as components of the unallocated portion of the allowance for loan losses. Excluding the impact of this reclassification of certain general valuation allowances, the reserve allocated to consumer and other loans at December 31, 2012 decreased $3.5 million compared to December 31, 2011. The decrease was primarily related to a decrease in the historical loss allocation factor applied to consumer and other loans combined with a decrease in the environmental risk adjustment factor partly offset by the effect of an increase in the volume of consumer and other loans.
The unallocated portion of the allowance for loan losses at December 31, 2012 decreased $18.1 million compared to December 31, 2011. Excluding certain general valuation allowances that were reclassified to specific loan portfolio segments, as discussed above, the unallocated portion of the allowance for loan losses at December 31, 2012 would have decreased $9.4 million compared to December 31, 2011 primarily due to a decrease in the allocation for general macroeconomic risk, down $9.8 million at December 31, 2012 compared to December 31, 2011. The decrease in the allocation for general macroeconomic risk was reflective of improving trends in certain components of the Texas Leading Index and an improved outlook on the credit quality of the Corporation’s loan portfolio.
During 2011, the reserve allocated to commercial and industrial loans and commercial real estate loans decreased $15.0 million and $7.6 million, respectively, compared to 2010 primarily due to decreases in the level of classified loans and allocations for specific loans. The decreases in reserves allocated to commercial and industrial and commercial real estate loans were also partly due to decreases in the historical loss allocation factors applied to non-classified loans in these loan categories. The impact of these reductions was partly offset by the effect of a new allocation for distressed industries, which was implemented in 2011, and an increase in the environmental adjustment factor. The reserve allocated to consumer real estate loans increased $317 thousand in 2011 compared to 2010, while the reserve allocated to consumer and other loans increased $661 thousand in 2011 compared to 2010. The increases in the reserves allocated to consumer real estate loans and consumer and other loans were primarily related to increases in the historical loss allocation factors applied to these loan segments and an increase in the environmental adjustment factor, partly offset by the effect of a decrease in the volume of loans in each of these segments. The unallocated portion of the allowance for loan losses increased $5.5 million in 2011 compared to 2010. This fluctuation was primarily due to an increase in the allocation for excessive industry concentrations which totaled $7.0 million at December 31, 2011 compared to $1.7 million at December 31, 2010. The increase was primarily related to new industry concentrations that were not considered to be excessive industry concentrations in 2010. In addition, during 2011, the Corporation refined its methodology for the determination of general valuation allowances to (i) provide additional allocations for loans that did not undergo a separate, independent concurrence review during the underwriting process (generally those loans under $1.0 million at origination), (ii) reduce the minimum balance/commitment threshold for which allocations are made for highly leveraged credit relationships that exceed specified risk grades, (iii) lower the maximum risk grade thresholds for highly leveraged credit relationships, and (iv) include a reduction factor for recoveries of prior charge-offs to compensate for the fact that historical loss allocations are based upon gross charge-offs rather than net. The net effect of these changes to the Corporation’s methodology for the determination of general valuation allowances did not significantly impact the level of the unallocated portion of the allowance for loan losses at December 31, 2011 compared to December 31, 2010.
During 2010, the reserve allocated to commercial and industrial loans and commercial and consumer real estate loans did not significantly fluctuate compared to 2009 as the effect of a slight decrease in the level of classified loans as well as decreases in the overall volume of commercial and industrial loans and real estate loans was offset by the effect of increases in the historical loss allocation factors applied to both classified and non-classified loans. The historical loss allocation factors for non-classified loans determined based upon actual historical experience were adjusted upwards given the continued higher levels of net charge-offs relative to historical average and the continued uncertain economic conditions. Additionally, an increase in specific valuation allowances related to commercial real estate loans was offset by a decrease in specific valuation allowances related to commercial and industrial loans. The decrease in the reserve allocated to consumer and other loans during 2010 compared to 2009 was primarily related to a decrease in the volume of such loans. Despite improving economic conditions relative to 2009, the increase in the unallocated portion of the allowance for loan losses during 2010 compared to 2009 was reflective of continued economic uncertainty resulting from weakness in certain business sectors (including contractors, builders, commercial real estate, manufacturing and healthcare), high unemployment and relatively low consumer spending activity. The Corporation primarily monitors communications and statistical data from the Federal Reserve and other agencies of the U.S. government in assessing the status of these factors. By the end of 2010, management believed that the improving trends seen in certain components of the Texas Leading Index, as well as in the national economy as a whole, were primarily driven by government stimulus programs, the extension of tax cuts and the monetary policy of the Federal Reserve with regards to quantitative easing. Such measures were expected to act as a catalyst for long-term growth; however, while short-term improvements were seen, management believed that these measures did not lead to private-sector employment growth and increased consumer spending levels as they were expected.
Activity in the allowance for loan losses is presented in the following table.

	2013	2012	2011	2010	2009
Balance of allowance for loan losses at beginning of year	$104,453	$110,147	$126,316	$125,309	$110,244
Provision for loan losses	20,582	10,080	27,445	43,611	65,392
Charge-offs:
Commercial and industrial	(32,932)	(18,493)	(33,678)	(31,324)	(35,432)
Real estate	(2,376)	(5,446)	(13,565)	(10,206)	(12,132)
Consumer and other	(9,489)	(9,101)	(9,442)	(11,893)	(12,047)
Total charge-offs	(44,797)	(33,040)	(56,685)	(53,423)	(59,611)
Recoveries:
Commercial and industrial	3,588	4,870	4,526	2,794	2,525
Real estate	1,532	5,584	1,838	1,603	497
Consumer and other	7,080	6,812	6,707	6,422	6,262
Total recoveries	12,200	17,266	13,071	10,819	9,284
Net charge-offs	(32,597)	(15,774)	(43,614)	(42,604)	(50,327)
Balance at end of year	$92,438	$104,453	$110,147	$126,316	$125,309
Net charge-offs as a percentage of average loans	0.35%	0.19%	0.54%	0.52%	0.58%
Allowance for loan losses as a percentage of year-end loans	0.97	1.13	1.38	1.56	1.50
Allowance for loan losses as a percentage of year-end non-accrual loans	162.97	116.39	116.76	92.11	85.32
Average loans outstanding during the year	$9,229,574	$8,456,818	$8,042,968	$8,125,150	$8,652,563
Loans outstanding at year-end	9,515,700	9,223,848	7,995,129	8,117,020	8,367,780
Non-accrual loans outstanding at year-end	56,720	89,744	94,338	137,140	146,867
As stated above, the provision for loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for loan losses increased $10.5 million in 2013 compared to 2012. During 2013, the Corporation recognized charge-offs totaling $18.8 million related to a single commercial and industrial loan relationship. The loan was not past due or previously considered to be a non-performing, impaired or potential problem loan prior to the initial charge-off in the first quarter of 2013; however, in April 2013, the borrower entered into bankruptcy proceedings. The level of the provision for loan losses during 2013 was impacted by this charge-off. The provision for loan losses decreased $17.4 million in 2012 compared to 2011, which was reflective of the decreasing trend in classified loans and a decrease in net charge-offs. The provision for loan losses decreased $16.2 million in 2011 compared to 2010, which was reflective of the decreasing trend in classified loans. The provision for loan losses decreased $21.8 million in 2010 compared to 2009, which was reflective of a decrease in the level of net charge-offs as well as decreases in the level of classified loans and overall loan volumes.

Net charge-offs during 2013 increased $16.8 million compared to 2012. Excluding the aforementioned $18.8 million in charge-offs related to a single commercial and industrial loan relationship, net charge-offs would have been $13.8 million, or 0.15% of average loans during 2013. This compares to net charge-offs of $15.8 million, or 0.19% of average loans during 2012, evidencing the otherwise positive trend in net charge-offs and the overall credit quality of the Corporation’s loan portfolio. Net charge-offs for 2012 decreased $27.8 million compared to 2011, while net charge-offs for 2011 increased $1.0 million compared to 2010 and net charge-offs for 2010 decreased $7.7 million compared to 2009. As a percentage of average loans, net charge-offs increased 16 basis points in 2013 compared to 2012 (or decreased 4 basis points in 2013 compared to 2012 when excluding the aforementioned $18.8 million in charge-offs related to a single commercial and industrial loan relationship), decreased 35 basis points in 2012 compared to 2011, increased 2 basis points in 2011 compared to 2010 and decreased 6 basis points in 2010 compared to 2009. The level of net charge-offs in 2011 was partly related to the charge-off of several large credit relationships during the third quarter of 2011. Aside from these charge-offs and the $18.8 million charge-off in 2013, the overall trend in net charge-offs since 2009 reflects the continued improvement in the level of classified loans since the deterioration of economic conditions which began in 2008.
The ratio of the allowance for loan losses to total loans decreased 16 basis points from 1.13% at December 31, 2012 to 0.97% at December 31, 2013 and decreased 25 basis points from 1.38% at December 31, 2011 to 1.13% at December 31, 2012, which is reflective of continued improvement in the level of classified loans. Management believes the recorded amount of the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, the Corporation’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses and charge-offs.
Securities
Year-end securities were as follows:

	2013		2012		2011
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
Held to maturity:
U.S. Treasury	$248,592	2.7%	$248,188	2.7%	$247,797	3.0%
Residential mortgage-backed securities	9,674	0.1	10,725	0.1	11,874	0.2
States and political subdivisions	2,880,482	31.8	2,696,468	29.4	105,325	1.3
Other	1,000	—	1,000	—	1,000	—
Total	3,139,748	34.6	2,956,381	32.2	365,996	4.5
Available for sale:
U.S. Treasury	2,540,554	28.1	3,057,921	33.3	2,056,732	25.2
U.S. government agencies/corporations	53,980	0.6	—	—	250,884	3.1
Residential mortgage-backed securities	1,776,016	19.6	2,518,003	27.4	3,289,270	40.2
States and political subdivisions	1,488,914	16.5	591,483	6.4	2,154,813	26.4
Other	35,972	0.4	35,892	0.4	38,001	0.4
Total	5,895,436	65.2	6,203,299	67.5	7,789,700	95.3
Trading:
U.S. Treasury	15,389	0.2	14,038	0.1	13,609	0.2
States and political subdivisions	1,009	—	16,036	0.2	—	—
Total	16,398	0.2	30,074	0.3	13,609	0.2
Total securities	$9,051,582	100.0%	$9,189,754	100.0%	$8,169,305	100.0%

The following tables summarize the maturity distribution schedule with corresponding weighted-average yields of securities held to maturity and securities available for sale as of December 31, 2013. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 35%. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as available for sale include stock in the Federal Reserve Bank and the Federal Home Loan Bank, which have no maturity date. These securities have been included in the total column only.

	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
U.S. Treasury	$—	—%	$248,592	3.44%	$—	—%	$—	—%	$248,592	3.44%
Residential mortgage- backed securities	—	—	359	3.94	2,238	1.59	7,077	3.12	9,674	2.80
States and political subdivisions	117,581	6.63	243,550	6.16	145,483	5.07	2,373,868	5.53	2,880,482	5.61
Other	—	—	1,000	1.20	—	—	—	—	1,000	1.20
Total	$117,581	6.63	$493,501	4.78	$147,721	5.02	$2,380,945	5.52	$3,139,748	5.42
Available for sale:
U.S. Treasury	$1,501,679	0.39%	$1,038,875	1.54%	$—	—%	$—	—%	$2,540,554	0.86%
U.S. Government agencies/corporations	—	—	53,980	0.26	—	—	—	—	53,980	0.26
Residential mortgage- backed securities	1	9.59	113,437	4.61	606,819	2.02	1,055,759	3.85	1,776,016	3.26
States and political subdivisions	29,710	6.11	40,370	5.99	964,144	3.26	454,690	6.26	1,488,914	4.29
Other	—	—	—	—	—	—	—	—	35,972	—
Total	$1,531,390	0.50	$1,246,662	1.89	$1,570,963	2.79	$1,510,449	4.59	$5,895,436	2.44
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
All mortgage-backed securities included in the above tables were issued by U.S. government agencies and corporations. At December 31, 2013, approximately 96.3% of the securities in the Corporation’s municipal bond portfolio were issued by political subdivisions or agencies within the State of Texas, of which approximately 72.0% are either guaranteed by the Texas Permanent School Fund, which has a “triple-A” insurer financial strength rating, or secured by U.S. Treasury securities via defeasance of the debt by the issuers. At December 31, 2013, the Corporation held securities with an aggregate carrying value of $252.7 million and an aggregate fair value of $252.0 million issued by the Dallas, Texas Independent School District. Such amounts were in excess of 10% of the Corporation’s shareholders’ equity at December 31, 2013. At such date, all of these securities were either guaranteed by the Texas Permanent School Fund or secured by U.S. Treasury securities via defeasance of the debt. At December 31, 2013, there were no other holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of the Corporation’s shareholders’ equity.
The average taxable-equivalent yield on the securities portfolio was 3.48% in 2013 compared to 3.31% in 2012 and 4.57% in 2011. The increase, from 2012 to 2013, was primarily related to an increase in the relative proportion of investments held in higher-yielding, tax-exempt municipal securities. The decrease, from 2011 to 2012, was primarily related to a decrease in the yield on taxable securities as proceeds from principal repayments were reinvested at lower market rates. Tax-exempt municipal securities totaled 40.7% of average securities in 2013 compared to 27.4% in 2012 and 35.2% in 2011. The average yield on taxable securities was 1.90% in 2013 compared to 2.10% in 2012 and 3.27% in 2011, while the average taxable-equivalent yield on tax-exempt securities was 5.75% in 2013 compared to 6.68% in 2012 and 6.97% in 2011. See the section captioned “Net Interest Income” included elsewhere in this discussion. The overall growth in the securities portfolio since 2011 was primarily funded by deposit growth.

Deposits
The table below presents the daily average balances of deposits by type and weighted-average rates paid thereon during the years presented:

	2013		2012		2011
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Non-interest-bearing demand deposits:
Commercial and individual	$6,967,933		$6,300,944		$5,093,948
Correspondent banks	323,706		332,136		324,954
Public funds	366,135		388,847		320,080
Total	7,657,774		7,021,927		5,738,982
Interest-bearing deposits:
Private accounts:
Savings and interest checking	3,608,273	0.04%	3,018,116	0.05%	2,541,677	0.08%
Money market accounts	6,596,764	0.15	5,834,822	0.21	5,407,207	0.27
Time accounts of $100,000 or more	520,769	0.30	533,944	0.41	583,219	0.48
Time accounts under $100,000	450,215	0.22	491,078	0.33	544,512	0.41
Public funds	434,299	0.13	392,213	0.16	407,018	0.18
Total	11,610,320	0.12	10,270,173	0.18	9,483,633	0.23
Total deposits	$19,268,094	0.08	$17,292,100	0.10	$15,222,615	0.15
Average deposits increased $2.0 billion, or 11.4%, in 2013 compared to 2012 and increased $2.1 billion, or 13.6%, in 2012 compared to 2011. The most significant volume growth during the comparable years was in non-interest-bearing commercial and individual accounts, savings and interest checking accounts and money market accounts. Deposit growth was driven by new customer relationships as well as increased balances from existing customers. The ratio of average interest-bearing deposits to total average deposits was 60.3% in 2013 compared to 59.4% in 2012 and 62.3% in 2011. The average cost of interest-bearing deposits and total deposits was 0.12% and 0.08% during 2013 compared to 0.18% and 0.10% during 2012 and 0.23% and 0.15% during 2011. The decrease in the average cost of interest-bearing deposits during the comparable periods was primarily the result of decreases in interest rates offered on certain deposit products due to decreases in average market interest rates and decreases in renewal interest rates on maturing certificates of deposit given the current low interest rate environment. Additionally, the relative proportion of higher-cost time accounts to total average interest-bearing deposits decreased from 11.9% in 2011 to 10.0% in 2012 and 8.4% in 2013. The Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. Although the ultimate impact of this legislation on the Corporation has not yet been determined, the Corporation may begin to incur interest costs associated with demand deposits in the future as market conditions warrant.
The following table presents the proportion of each component of average non-interest-bearing deposits to the total of such non-interest-bearing deposits during the years presented:

	2013	2012	2011
Commercial and individual	91.0%	89.7%	88.8%
Correspondent banks	4.2	4.7	5.6
Public funds	4.8	5.6	5.6
Total	100.0%	100.0%	100.0%
Average non-interest-bearing deposits increased $635.8 million, or 9.1%, in 2013 compared to 2012 while average non-interest-bearing deposits increased $1.3 billion, or 22.4% in 2012 compared to 2011. The increase in 2013 compared to 2012 was primarily due to to a $667.0 million, or 10.6% increase in average commercial and individual deposits. The increase in 2012 compared to 2011 was primarily due to a $1.2 billion, or 23.7%, increase in average commercial and individual deposits.

The following table presents the proportion of each component of average interest-bearing deposits to the total of such interest-bearing deposits during the years presented:

	2013	2012	2011
Private accounts:
Savings and interest checking	31.1%	29.4%	26.8%
Money market accounts	56.8	56.8	57.0
Time accounts of $100,000 or more	4.5	5.2	6.2
Time accounts under $100,000	3.9	4.8	5.7
Public funds	3.7	3.8	4.3
Total	100.0%	100.0%	100.0%
Total average interest-bearing deposits increased $1.3 billion, or 13.0%, in 2013 compared to 2012 and increased $786.5 million, or 8.3%, in 2012 compared to 2011. The relative proportion of time accounts to total average interest-bearing deposits decreased from 11.9% in 2011 to 10.0% in 2012 and 8.4% in 2013, in favor of savings and interest checking accounts. The shift in relative proportions toward savings and interest checking accounts appears to be related to the lower interest rate environment experienced during recent years as many customers appear to have become less inclined to invest their funds for extended periods.
Some of the Corporation’s interest-bearing deposits were obtained through brokered transactions and the Corporation’s participation in the Certificate of Deposit Account Registry Service (CDARS). The Corporation had no brokered money market accounts during 2013, while average brokered money market deposits totaled $1.2 million in 2012 and $27.4 million in 2011. The decreases in average brokered money market deposits during the comparable periods was a result of a decrease in the contracted amounts. Average CDARS deposits totaled $1.0 million in 2013 compared to $19.4 million in 2012 and $52.8 million in 2011. In late 2011, the Corporation discontinued reciprocal, matched-funds CDARs transactions, in favor of one-way sell transactions. Average CDARs in 2013 and 2012 relate to reciprocal transactions executed prior to 2012.
Geographic Concentrations. The following table summarizes the Corporation’s average total deposit portfolio, as segregated by the geographic region from which the deposit accounts were originated. Certain accounts, such as correspondent bank deposits and deposits allocated to certain statewide operational units, are recorded at the statewide level. Geographic concentrations are stated as a percentage of average total deposits during the years presented.

	2013	2012	2011
San Antonio	32.5%	31.5%	31.3%
Fort Worth	18.9	19.0	18.7
Houston	18.7	18.7	18.0
Austin	11.5	11.4	10.5
Dallas	6.9	7.0	6.9
Corpus Christi	6.1	6.2	6.3
Rio Grande Valley	3.2	3.2	3.4
Statewide	2.2	3.0	4.9
Total	100.0%	100.0%	100.0%
The Corporation experienced deposit growth in all regions, except for the Statewide region, during 2013 compared to 2012. The San Antonio region had the largest dollar volume and percentage increase during 2013, increasing $830 million, or 15.3%. Average deposits for the Houston region increased $369.9 million, or 11.4%, while average deposits for the Fort Worth and Dallas regions increased $362.8 million, or 11.1%, and $112.7 million, or 9.3%, respectively. Average deposits for the Austin region increased $244.2 million, or 12.4%. Average deposits for the Corpus Christi and Rio Grande Valley regions increased $102.0 million, or 9.6%, and $46.3 million, or 8.2%, respectively. The Statewide region decreased $92.3 million, or 17.6%, primarily due to a decrease in correspondent banking balances.
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
Foreign Deposits. Mexico has historically been considered a part of the natural trade territory of the Corporation’s banking offices. Accordingly, U.S. dollar-denominated foreign deposits from sources within Mexico have traditionally been a significant source of funding. Average deposits from foreign sources, primarily Mexico, totaled $777.5 million in 2013, $789.5 million in 2012 and $745.4 million in 2011.
Short-Term Borrowings
The Corporation’s primary source of short-term borrowings is federal funds purchased from correspondent banks and repurchase agreements in the natural trade territory of the Corporation, as well as from upstream banks. Federal funds purchased and repurchase agreements totaled $668.3 million, $561.1 million and $722.2 million at December 31, 2013, 2012 and 2011. The maximum amount of these borrowings outstanding at any month-end was $668.3 million in 2013, $659.8 million in 2012 and $722.2 million in 2011. The weighted-average interest rate on federal funds purchased and repurchase agreements was 0.02% at December 31, 2013 and 0.01% at December 31, 2012 and 2011.
The following table presents the Corporation’s average net funding position during the years indicated:

	2013		2012		2011
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Federal funds sold and resell agreements	$17,259	0.48%	$25,364	0.41%	$14,509	0.42%
Federal funds purchased and repurchase agreements	(538,656)	0.02	(603,934)	0.02	(596,159)	0.05
Net funds position	$(521,397)		$(578,570)		$(581,650)
The net funds purchased position decreased $57.2 million in 2013 compared to 2012 and decreased $3.1 million in 2012 compared to 2011. Average interest-bearing deposits totaled $2.8 billion in 2013 compared to $1.6 billion in 2012 and $2.5 billion in 2011. During the reported periods, the Corporation has maintained excess liquid funds in interest-bearing deposits with the Federal Reserve rather than federal funds sold in order to capitalize on higher available yields.
Off Balance Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations
The following table summarizes the Corporation’s contractual obligations and other commitments to make future payments as of December 31, 2013. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payments Due by Period
	1 Year or Less	More than 1 Year but Less than 3 Years	3 Years or More but Less than 5 Years	5 Years or More	Total
Contractual obligations:
Subordinated notes payable	$—	$—	$100,000	$—	$100,000
Junior subordinated deferrable interest debentures	—	—	—	123,712	123,712
Operating leases	16,808	29,333	25,119	70,906	142,166
Deposits with stated maturity dates	989,771	121,693	—	—	1,111,464
	1,006,579	151,026	125,119	194,618	1,477,342
Other commitments:
Commitments to extend credit	131,213	4,049,137	1,519,271	1,220,321	6,919,942
Standby letters of credit	641	175,088	10,839	289	186,857
	131,854	4,224,225	1,530,110	1,220,610	7,106,799
Total contractual obligations and other commitments	$1,138,433	$4,375,251	$1,655,229	$1,415,228	$8,584,141
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
Commitments to Extend Credit. The Corporation enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Corporation’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Commitments to extend credit outstanding at December 31, 2013 are included in the table above.
Standby Letters of Credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Corporation would be required to fund the commitment. The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Corporation would be entitled to seek recovery from the customer. The Corporation’s policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit outstanding at December 31, 2013 are included in the table above.
Trust Accounts. The Corporation also holds certain assets in fiduciary or custodial capacity on behalf of its trust customers. The estimated fair value of trust assets was approximately $28.4 billion (including managed assets of $11.9 billion and custody assets of $16.5 billion) at December 31, 2013. These assets were primarily composed of equity securities (46.0% of trust assets), fixed income securities (39.3% of trust assets) and cash equivalents (9.3% of trust assets).
Securities Lending. The Corporation lends certain customer securities to creditworthy brokers on behalf of those customers. If the borrower fails to return these securities, the Corporation indemnifies its customers based on the then current net realizable fair value of the securities. The Corporation holds collateral received in securities lending transactions as an agent. Accordingly, such collateral assets are not assets of the Corporation. The Corporation requires borrowers to provide collateral equal to or in excess of 100% of the fair value of the securities borrowed. The collateral is valued daily and additional collateral is requested as necessary. The maximum future payments guaranteed by the Corporation under these contractual agreements (representing the fair value of securities lent to brokers) totaled $2.0 billion at December 31, 2013. At December 31, 2013, the Corporation held in trust liquid assets with a fair value of $2.1 billion as collateral for these agreements.
Capital and Liquidity
Capital. At December 31, 2013, shareholders’ equity totaled $2.5 billion compared to $2.4 billion at December 31, 2012. In addition to net income of $237.9 million, other significant changes in shareholders’ equity during 2013 included $126.3 million of dividends paid, $12.0 million related to stock-based compensation, $68.7 million in proceeds from stock option exercises and the related tax benefits of $2.3 million and other comprehensive loss, net of tax, of $97.6 million.
The accumulated other comprehensive income/loss component of shareholders’ equity totaled a net, after-tax, unrealized gain of $140.4 million at December 31, 2013 compared to a net, after-tax, unrealized gain of $238.0 million at December 31, 2012. The decrease was primarily due to a $98.9 million net after-tax decrease in the net unrealized gain on securities available for sale and securities transferred to held to maturity and a $21.7 million net after-tax decrease on the accumulated net gain on effective cash flow hedges partly offset by a $22.9 million net after-tax decrease in the net actuarial loss of the Corporation's defined benefit post-retirement benefit plans.
Under current regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to securities available for sale, effective cash flow hedges and defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. See Note 9 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.
On February 15, 2013, the Corporation issues and sold 6,000,000 shares, or $150.0 million in aggregate liquidation preference of its 5.375% Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 and liquidation preference $25 per share ("Series A Preferred Stock"). The net proceeds from the offering were used to fund an accelerated share repurchase. See Note 9 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.
The Corporation paid quarterly dividends of $0.48, $0.50, $0.50 and $0.50 per common share during the first, second, third and fourth quarters of 2013, respectively, and quarterly dividends of $0.46, $0.48, $0.48 and $0.48 per common share during the first, second, third and fourth quarters of 2012. This equates to a dividend payout ratio of 51.8% in 2013 and 49.1% in 2012. Under the terms of the junior subordinated deferrable interest debentures that Cullen/Frost has issued to Cullen/Frost Capital Trust II, Cullen/Frost has the right at any time during the term of the debentures to defer the payment of interest any time or from time to time for an extension period not exceeding 20 consecutive quarterly periods with respect to each extension period. The ability of the Corporation to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of its capital stock is subject to certain restrictions during any such extension period.
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
From time to time, the Corporation’s board of directors has authorized stock repurchase plans. Stock repurchase plans allow the Corporation to proactively manage its capital position and return excess capital to shareholders. Shares purchased under such plans also provide the Corporation with shares of common stock necessary to satisfy obligations related to stock compensation awards. The aforementioned accelerated share repurchase was part of the stock repurchase program that was authorized by the Corporation's board of directors in December 2012 to buy up to $150.0 million of the Corporation's common stock. During 2013 2,236,748 shares were repurchased under the stock repurchase plan. No shares were repurchased under stock repurchase plans during 2012 or 2011. See Part II, Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, included elsewhere in this report.
Basel III Capital Rules. In July 2013, the Corporation’s primary federal regulator, the Federal Reserve, published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules are discussed under “Supervision and Regulation - Capital Requirements - Basel III Capital Rules.”
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
The liquidity position of the Corporation is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in the Corporation’s asset/liability management process. The Corporation regularly models liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into the Corporation’s contingency funding plan, which provides the basis for the identification of the Corporation’s liquidity needs. As of December 31, 2013, management is not aware of any events that are reasonably likely to have a material adverse effect on the Corporation’s liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity, including the Basel III liquidity framework, which, if implemented, would have a material adverse effect on the Corporation.
Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 9 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At December 31, 2013, Cullen/Frost had liquid assets, including cash and resell agreements, totaling $327.7 million.
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
Accounting Standards Updates
See Note 20 - Accounting Standards Updates in the accompanying notes to consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on the Corporation’s financial statements.

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
For modeling purposes, as of December 31, 2013, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 0.2% and 1.4%, respectively, relative to the flat-rate case over the next 12 months, while a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 3.0% relative to the flat-rate case over the next 12 months. The December 31, 2013 model simulations were impacted by the assumption, for modeling purposes, that the Corporation will begin to pay interest on demand deposits (those not already receiving an earnings credit rate) in the first quarter of 2014, as further discussed below. As of December 31, 2012, the model simulations projected that a 100 basis point increase in interest rates would result in a negative variance in net interest income of 0.3% and a 200 basis point increase in interest rates would result in a positive variance in net interest income of 0.2%, relative to the flat-rate case over the next 12 months, while a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 1.6% relative to the flat-rate case over the next 12 months. The December 31, 2012 model simulations were impacted by the assumption, for modeling purposes, that the Corporation would begin to pay interest on demand deposits in the first quarter of 2013, as further discussed below. The likelihood of a decrease in interest rates beyond 25 basis points as of December 31, 2013 and 2012 was considered to be remote given prevailing interest rate levels.
The Corporation experienced significant growth in deposits during 2011, 2012 and 2013 which funded a significant increase in fixed-rate securities. This increase in fixed-rate securities coupled with the assumption, for modeling purposes, that the Corporation would begin paying interest on demand deposits that were previously non-interest-bearing as a result of recent legislation, as further discussed below, would generally result in the model simulations indicating that the Corporation’s balance sheet would become more liability sensitive. However, in 2012, the Corporation restructured its securities portfolio which resulted in the model simulations indicating that the Corporation’s balance sheet, as of December 31, 2012, would become less sensitive to increases in interest rates relative to the flat-rate case over the next 12 months. The model simulations as of December 31, 2013 indicate that the Corporation’s balance sheet has become more asset sensitive in comparison to December 30, 2012 primarily due to a decrease in the relative proportion of earning assets invested in fixed-rate securities and increases in the relative proportion of interest earning assets invested in variable rate interest-bearing deposits.
As mentioned above, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) repealed the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. Although the ultimate impact of this legislation on the Corporation has not yet been determined, the Corporation may begin to incur interest costs associated with demand deposits in the future as market conditions warrant. If this were to occur, the Corporation’s balance sheet would likely become less asset sensitive and possibly liability sensitive. Because the interest rate that will ultimately be paid on these demand deposits depends upon a variety of factors, some of which are beyond the Corporation’s control, the Corporation assumed an aggressive pricing structure for the purposes of the model simulations discussed above with interest payments beginning in the first quarter of 2014. Should the actual interest rate paid on demand deposits be less than the rate assumed in the model simulations, or should the interest rate paid for demand deposits become an administered rate with less direct correlation to movements in general market interest rates, the Corporation’s balance sheet could be more asset sensitive than the model simulations might otherwise indicate.
As of December 31, 2013, the effects of a 200 basis point increase and a 25 basis point decrease in interest rates on the Corporation’s derivative holdings would not result in a significant variance in the Corporation’s net interest income.
The effects of hypothetical fluctuations in interest rates on the Corporation’s securities classified as “trading” under ASC Topic 320, “Investments - Debt and Equity Securities” are not significant, and, as such, separate quantitative disclosure is not presented.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Cullen/Frost Bankers, Inc.
We have audited the accompanying consolidated balance sheets of Cullen/Frost Bankers, Inc. (the Corporation) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cullen/Frost Bankers, Inc. at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cullen/Frost Bankers, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“1992 framework”), and our report dated February 6, 2014 expressed an unqualified opinion thereon.

San Antonio, Texas
February 6, 2014

Cullen/Frost Bankers, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	December 31,
	2013	2012
Assets:
Cash and due from banks	$885,121	$790,106
Interest-bearing deposits	3,646,756	2,650,425
Federal funds sold and resell agreements	24,248	84,448
Total cash and cash equivalents	4,556,125	3,524,979
Securities held to maturity, at amortized cost	3,139,748	2,956,381
Securities available for sale, at estimated fair value	5,895,436	6,203,299
Trading account securities	16,398	30,074
Loans, net of unearned discounts	9,515,700	9,223,848
Less: Allowance for loan losses	(92,438)	(104,453)
Net loans	9,423,262	9,119,395
Premises and equipment, net	313,331	315,934
Goodwill	536,649	535,509
Other intangible assets, net	6,345	8,147
Cash surrender value of life insurance policies	141,108	138,005
Accrued interest receivable and other assets	284,537	292,346
Total assets	$24,312,939	$23,124,069

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$8,311,149	$8,096,937
Interest-bearing deposits	12,377,637	11,400,429
Total deposits	20,688,786	19,497,366
Federal funds purchased and repurchase agreements	668,253	561,061
Junior subordinated deferrable interest debentures	123,712	123,712
Other long-term borrowings	100,000	100,007
Accrued interest payable and other liabilities	218,027	424,441
Total liabilities	21,798,778	20,706,587

Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; 6,000,000 Series A shares ($25 liquidation preference) issued in 2013, none issued in 2012	144,486	—
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 61,632,464 shares issued in 2013 and 61,479,189 shares issued in 2012	617	615
Additional paid-in capital	724,197	702,968
Retained earnings	1,575,282	1,475,851
Accumulated other comprehensive income, net of tax	140,434	238,048
Treasury stock, at cost; 1,066,021 shares in 2013, none in 2012	(70,855)	—
Total shareholders’ equity	2,514,161	2,417,482
Total liabilities and shareholders’ equity	$24,312,939	$23,124,069
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Interest income:
Loans, including fees	$415,230	$401,364	$397,855
Securities:
Taxable	97,873	132,432	127,072
Tax-exempt	122,031	93,412	91,672
Interest-bearing deposits	7,284	4,300	6,357
Federal funds sold and resell agreements	82	104	61
Total interest income	642,500	631,612	623,017
Interest expense:
Deposits	14,459	18,099	22,179
Federal funds purchased and repurchase agreements	121	140	312
Junior subordinated deferrable interest debentures	6,426	6,806	6,783
Other long-term borrowings	939	1,706	11,967
Total interest expense	21,945	26,751	41,241
Net interest income	620,555	604,861	581,776
Provision for loan losses	20,582	10,080	27,445
Net interest income after provision for loan losses	599,973	594,781	554,331
Non-interest income:
Trust and investment management fees	91,375	83,317	78,297
Service charges on deposit accounts	81,432	83,392	86,125
Insurance commissions and fees	43,140	39,948	35,421
Interchange and debit card transaction fees	16,979	16,933	29,625
Other charges, commissions and fees	34,185	30,180	27,750
Net gain (loss) on securities transactions	1,176	4,314	6,414
Other	34,531	30,703	26,370
Total non-interest income	302,818	288,787	290,002
Non-interest expense:
Salaries and wages	273,692	258,752	252,028
Employee benefits	62,407	57,635	52,939
Net occupancy	50,468	48,975	46,968
Furniture and equipment	58,443	55,279	51,469
Deposit insurance	11,682	11,087	12,714
Intangible amortization	3,141	3,896	4,387
Other	152,077	139,469	137,593
Total non-interest expense	611,910	575,093	558,098
Income before income taxes	290,881	308,475	286,235
Income taxes	53,015	70,523	68,700
Net income	237,866	237,952	217,535
Preferred stock dividends	6,719	—	$—
Net income available to common shareholders	$231,147	$237,952	$217,535

Earnings per common share:
Basic	$3.82	$3.87	$3.55
Diluted	3.80	3.86	3.54
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$237,866	$237,952	$217,535
Other comprehensive income (loss), before tax:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	(115,245)	33,412	208,015
Change in net unrealized gain on securities transferred to held to maturity	(35,682)	(657)	—
Reclassification adjustment for net (gains) losses included in net income	(1,176)	(4,314)	(6,414)
Total securities available for sale and transferred securities	(152,103)	28,441	201,601
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	35,293	(9,405)	(22,463)
Derivatives:
Change in the accumulated gain/loss on effective cash flow hedge derivatives	(49)	(783)	(2,321)
Reclassification adjustments for (gains) losses included in net income:
Interest rate swaps on variable-rate loans	(37,380)	(37,380)	(37,380)
Interest rate swap on junior subordinated deferrable interest debentures	4,064	4,224	4,386
Total derivatives	(33,365)	(33,939)	(35,315)
Other comprehensive income (loss), before tax	(150,175)	(14,903)	143,823
Deferred tax expense (benefit) related to other comprehensive income	(52,561)	(5,217)	50,339
Other comprehensive income (loss), net of tax	(97,614)	(9,686)	93,484
Comprehensive income	$140,252	$228,266	$311,019
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Balance at January 1, 2011	$—	$611	$657,335	$1,249,484	$154,250	$—	$2,061,680
Net income	—	—	—	217,535	—	—	217,535
Other comprehensive income, net of tax	—	—	—	—	93,484	—	93,484
Stock option exercises/deferred stock unit conversions (148,203 shares)	—	1	7,065	(50)	—	422	7,438
Tax benefits from stock-based compensation	—	—	316	—	—	—	316
Stock-based compensation expense recognized in earnings	—	—	15,963	—	—	—	15,963
Non-vested stock awards (22,360 shares) and stock units (33,940 units)	—	—	(1,235)	—	—	1,235	—
Purchase of treasury stock (37,464 shares)	—	—	—	—	—	(2,029)	(2,029)
Common stock issued/sold to the 401(k) plan (22,680 shares)	—	1	1,359	—	—	—	1,360
Cash dividends - common stock ($1.83 per share)	—	—	—	(112,210)	—	—	(112,210)
Balance at December 31, 2011	—	613	680,803	1,354,759	247,734	(372)	2,283,537
Net income	—	—	—	237,952	—	—	237,952
Other comprehensive income, net of tax	—	—	—	—	(9,686)	—	(9,686)
Stock option exercises/deferred stock unit conversions (206,366 shares)	—	2	10,100	(6)	—	420	10,516
Tax benefits from stock-based compensation	—	—	(384)	—	—	—	(384)
Stock-based compensation expense recognized in earnings	—	—	12,836	—	—	—	12,836
Non-vested stock awards (16,850 shares) and stock units (32,280 units)	—	—	(387)	(1)	—	388	—
Purchase of treasury stock (7,960 shares)	—	—	—	—	—	(436)	(436)
Cash dividends - common stock ($1.90 per share)	—	—	—	(116,853)	—	—	(116,853)
Balance at December 31, 2012	—	615	702,968	1,475,851	238,048	—	2,417,482
Net income	—	—	—	237,866	—	—	237,866
Other comprehensive loss, net of tax	—	—	—	—	(97,614)	—	(97,614)
Stock option exercises/deferred stock unit conversions (1,319,786 shares)	—	2	7,839	(12,097)	—	72,909	68,653
Tax benefits from stock-based compensation	—	—	2,293	—	—	—	2,293
Stock-based compensation expense recognized in earnings	—	—	11,963	—	—	—	11,963
Non-vested stock awards (13,040 shares) and stock units (24,970 units)	—	—	(866)	—	—	866	—
Issuance of preferred stock (6,000,000 shares)	144,486	—	—	—	—	—	144,486
Purchase of treasury stock (2,245,572 shares)	—	—	—	—	—	(144,630)	(144,630)
Cash dividends – preferred stock (approximately $1.12 per share)	—	—	—	(6,719)	—	—	(6,719)
Cash dividends – common stock ($1.98 per share)	—	—	—	(119,619)	—	—	(119,619)
Balance at December 31, 2013	$144,486	$617	$724,197	$1,575,282	$140,434	$(70,855)	$2,514,161
See accompanying Notes to Consolidated Financial Statements

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2013	2012	2011
Operating Activities:
Net income	$237,866	$237,952	$217,535
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	20,582	10,080	27,445
Deferred tax expense (benefit)	3,279	(6,405)	8,167
Accretion of loan discounts	(12,654)	(10,888)	(12,974)
Securities premium amortization (discount accretion), net	41,921	21,701	11,441
Net (gain) loss on securities transactions	(1,176)	(4,314)	(6,414)
Depreciation and amortization	38,471	37,776	37,628
Net loss on sale/write-down of assets/foreclosed assets	3,235	4,603	4,677
Stock-based compensation	11,963	12,836	15,963
Net tax deficiency from stock-based compensation	(393)	(555)	(106)
Excess tax benefits from stock-based compensation	(2,686)	(171)	(422)
Earnings on life insurance policies	(3,103)	(4,038)	(4,045)
Net change in:
Trading account securities	14,686	(16,465)	1,492
Accrued interest receivable and other assets	(7,996)	48,176	(15,502)
Accrued interest payable and other liabilities	(170,389)	(30,289)	(10,516)
Net cash from operating activities	173,606	299,999	274,369
Investing Activities:
Securities held to maturity:
Purchases	(257,571)	(237,503)	(83,184)
Maturities, calls and principal repayments	14,891	2,100	665
Securities available for sale:
Purchases	(11,178,144)	(18,328,058)	(8,752,573)
Sales	10,056,060	16,587,482	5,587,391
Maturities, calls and principal repayments	1,311,643	1,073,122	729,678
Net change in loans	(317,987)	(1,241,422)	70,200
Net cash paid in acquisitions	(1,896)	(7,199)	(650)
Proceeds from sales of premises and equipment	18,481	5,085	1,339
Purchases of premises and equipment	(39,599)	(24,891)	(26,719)
Proceeds from sales of repossessed properties	8,200	15,816	18,562
Net cash from investing activities	(385,922)	(2,155,468)	(2,455,291)
Financing Activities:
Net change in deposits	1,191,420	2,740,618	2,277,406
Net change in short-term borrowings	107,192	(161,141)	246,529
Principal payments on long-term borrowings	(7)	(19)	(150,019)
Proceeds from stock option exercises	68,653	10,516	7,438
Excess tax benefits from stock-based compensation	2,686	171	422
Proceeds from issuance of preferred stock	144,486	—	—
Purchase of treasury stock	(144,630)	(436)	(2,029)
Cash dividends paid on preferred stock	(6,719)	—	—
Cash dividends paid on common stock	(119,619)	(116,853)	(112,210)
Net cash from financing activities	1,243,462	2,472,856	2,267,537
Net change in cash and cash equivalents	1,031,146	617,387	86,615
Cash and cash equivalents at beginning of year	3,524,979	2,907,592	2,820,977
Cash and cash equivalents at end of year	$4,556,125	$3,524,979	$2,907,592
See accompanying Notes to Consolidated Financial Statements.

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
Cash Flow Reporting. Cash and cash equivalents include cash, deposits with other financial institutions that have an initial maturity of less than 90 days when acquired by the Corporation, federal funds sold and resell agreements. Net cash flows are reported for loans, deposit transactions and short-term borrowings. Additional cash flow information was as follows:

	Year Ended December 31,
	2013	2012	2011
Cash paid for interest	$22,449	$29,378	$46,801
Cash paid for income tax	49,514	58,950	54,437
Significant non-cash transactions:
Transfer of securities from available for sale to held to maturity	—	2,266,195	—
Unsettled purchases of securities	16,241	90,073	—
Loans foreclosed and transferred to other real estate owned and foreclosed assets	6,870	7,817	21,126
Loans to facilitate the sale of other real estate owned	678	—	75
Deferred gain on sale of building and parking garage	768	—	—
Common stock/treasury stock issued to the Corporation's 401(k) plan	—	—	1,360
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
The Corporation was required to have $116.6 million and $108.9 million of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at December 31, 2013 and 2012. These deposits with the Federal Reserve Bank do not earn interest. Additionally, as of December 31, 2012, the Corporation had $3.4 million in cash collateral on deposit with other financial institution counterparties to interest rate swap transactions.
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
Interest income includes amortization of purchase premiums and discounts. Realized gains and losses are derived from the amortized cost of the security sold. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer and (iii) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
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
Loans Acquired Through Transfer. Loans acquired through the completion of a transfer, including loans acquired in a business combination, that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Corporation will be unable to collect all contractually required payments receivable are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the recorded fair value of the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received).
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

Foreclosed Assets. Assets acquired through or instead of loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. Costs after acquisition are generally expensed. If the fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. Foreclosed assets are included in other assets in the accompanying consolidated balance sheets and totaled $11.9 million and $15.5 million at December 31, 2013 and 2012.
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
Insurance Commissions and Fees. Commission revenue is recognized as of the effective date of the insurance policy. The Corporation also receives contingent commissions from insurance companies as additional incentive for achieving specified premium volume goals and/or the loss experience of the insurance placed by the Corporation. Contingent commissions from insurance companies are recognized when determinable, which is generally when such commissions are received or when the Corporation receives data from the insurance companies that allows the reasonable estimation of these amounts. The Corporation maintains a reserve for commission adjustments based on estimated policy cancellations. This reserve was not significant at December 31, 2013 or 2012.
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
Under the two-class method, basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in Note 10 - Earnings Per Common Share.

Comprehensive Income. Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders. Besides net income, other components of the Corporation’s comprehensive income include the after tax effect of changes in the net unrealized gain/loss on securities available for sale, changes in the net unrealized gain on securities transferred to held to maturity, changes in the net actuarial gain/loss on defined benefit post-retirement benefit plans and changes in the accumulated gain/loss on effective cash flow hedging instruments. See Note 14 - Other Comprehensive Income (Loss).
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
Reclassifications. Certain items in prior financial statements have been reclassified to conform to the current presentation.

Note 2 - Securities
Year-end securities held to maturity and available for sale consisted of the following:

	2013				2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity:
U.S. Treasury	$248,592	$20,139	$—	$268,731	$248,188	$29,859	$—	$278,047
Residential mortgage-backed securities	9,674	89	143	9,620	10,725	300	—	11,025
States and political subdivisions	2,880,482	7,691	137,861	2,750,312	2,696,468	15,397	4,993	2,706,872
Other	1,000	—	—	1,000	1,000	—	—	1,000
Total	$3,139,748	$27,919	$138,004	$3,029,663	$2,956,381	$45,556	$4,993	$2,996,944
Available for Sale:
U. S. Treasury	$2,522,159	$18,395	$—	$2,540,554	$3,020,115	$37,806	$—	$3,057,921
U.S. Government agencies/corporations	54,024	—	44	53,980	—	—	—	—
Residential mortgage-backed securities	1,710,664	66,791	1,439	1,776,016	2,382,514	135,514	25	2,518,003
States and political subdivisions	1,476,316	20,090	7,492	1,488,914	552,056	39,427	—	591,483
Other	35,972	—	—	35,972	35,892	—	—	35,892
Total	$5,799,135	$105,276	$8,975	$5,895,436	$5,990,577	$212,747	$25	$6,203,299
All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. At December 31, 2013, approximately 96.3% of the securities in the Corporation’s municipal bond portfolio were issued by political subdivisions or agencies within the State of Texas, of which approximately 72.0% are either guaranteed by the Texas Permanent School Fund, which has a “triple-A” insurer financial strength rating, or secured by U.S. Treasury securities via defeasance of the debt by the issuers. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the table above. The carrying value of securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $3.0 billion and $2.7 billion at December 31, 2013 and 2012.
During the fourth quarter of 2012, the Corporation reclassified certain securities from available for sale to held to maturity. The securities had an aggregate fair value of $2.3 billion with an aggregate net unrealized gain of $165.7 million ($107.7 million, net of tax) on the date of the transfer. The net unamortized, unrealized gain on the transferred securities included in accumulated other comprehensive income in the accompanying balance sheet totaled $129.3 million ($84.1 million, net of tax) at December 31, 2013 and $165.0 million ($107.3 million, net of tax) at December 31, 2012. This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities.

Year-end securities with unrealized losses, segregated by length of impairment, were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
2013
Held to Maturity:
Residential mortgage-backed securities	$6,934	$143	$—	$—	$6,934	$143
States and political subdivisions	2,071,521	113,512	266,566	24,349	2,338,087	137,861
Total	$2,078,455	$113,655	$266,566	$24,349	$2,345,021	$138,004
Available for Sale:
U.S. government agencies/ corporations	$53,980	$44	$—	$—	$53,980	$44
Residential mortgage-backed securities	33,001	1,157	2,713	282	35,714	1,439
States and political subdivisions	679,923	7,492	—	—	679,923	7,492
Total	$766,904	$8,693	$2,713	$282	$769,617	$8,975
2012
Held to Maturity:
States and political subdivisions	$353,626	$4,993	$—	$—	$353,626	$4,993
Available for Sale:
Residential mortgage-backed securities	$3,007	$24	$59	$1	$3,066	$25
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
Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time the Corporation will receive full value for the securities. Furthermore, as of December 31, 2013, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Corporation will not have to sell any such securities before a recovery of cost. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2013, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Corporation’s consolidated income statement.
The amortized cost and estimated fair value of securities, excluding trading securities, at December 31, 2013 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities and equity securities are shown separately since they are not due at a single maturity date.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$117,581	$119,833	$1,529,324	$1,531,389
Due after one year through five years	493,142	526,769	1,114,932	1,133,225
Due after five years through ten years	145,483	140,891	964,001	964,144
Due after ten years	2,373,868	2,232,550	444,242	454,690
Residential mortgage-backed securities	9,674	9,620	1,710,664	1,776,016
Equity securities	—	—	35,972	35,972
Total	$3,139,748	$3,029,663	$5,799,135	$5,895,436

Sales of securities available for sale were as follows:

	2013	2012	2011
Proceeds from sales	$10,056,060	$16,587,482	$5,587,391
Gross realized gains	1,206	6,943	6,418
Gross realized losses	(30)	(2,629)	(4)
Tax (expense) benefit of securities gains/losses	(412)	(1,510)	(2,245)
Year-end trading account securities, at estimated fair value, were as follows:

	2013	2012
U.S. Treasury	$15,389	$14,038
States and political subdivisions	1,009	16,036
Total	$16,398	$30,074
Net gains and losses on trading account securities were as follows:

	2013	2012	2011
Net gain on sales transactions	$878	$1,219	$1,607
Net mark-to-market gains (losses)	(429)	(161)	(15)
Net gain on trading account securities	$449	$1,058	$1,592
Note 3 - Loans
Year-end loans consisted of the following:

	2013	2012
Commercial and industrial:
Commercial	$4,460,543	$4,357,100
Leases	319,577	278,535
Asset-based	126,956	192,977
Total commercial and industrial	4,907,076	4,828,612
Commercial real estate:
Commercial mortgages	2,800,760	2,495,481
Construction	426,639	608,306
Land	239,937	216,008
Total commercial real estate	3,467,336	3,319,795
Consumer real estate:
Home equity loans	329,853	310,675
Home equity lines of credit	195,132	186,522
1-4 family residential mortgages	32,447	38,323
Construction	13,123	17,621
Other	237,649	224,206
Total consumer real estate	808,204	777,347
Total real estate	4,275,540	4,097,142
Consumer and other:
Consumer installment	350,827	311,310
Other	7,289	8,435
Total consumer and other	358,116	319,745
Unearned discounts	(25,032)	(21,651)
Total loans	$9,515,700	$9,223,848
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
Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Corporation’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Corporation’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Corporation avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Corporation also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2013, approximately 58% of the outstanding principal balance of the Corporation’s commercial real estate loans were secured by owner-occupied properties.
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
Concentrations of Credit. Most of the Corporation’s lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio, as well as other markets. The majority of the Corporation’s loan portfolio consists of commercial and industrial and commercial real estate loans. Other than energy loans, as of December 31, 2013 and 2012, there were no concentrations of loans related to any single industry in excess of 10% of total loans.
Foreign Loans. The Corporation has U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at December 31, 2013 or 2012.
Overdrafts. Deposit account overdrafts reported as loans totaled $6.8 million and $102.4 million at December 31, 2013 and 2012. At December 31, 2012, commercial and industrial loans included $95.3 million related to an overdraft by a correspondent bank customer. The overdraft cleared subsequent to year-end.

Related Party Loans. In the ordinary course of business, the Corporation has granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”). These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectibility. Activity in related party loans during 2013 is presented in the following table.

Balance outstanding at December 31, 2012	$65,246
Principal additions	123,189
Principal reductions	(111,763)
Balance outstanding at December 31, 2013	$76,672
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
Year-end non-accrual loans, segregated by class of loans, were as follows:

	2013	2012
Commercial and industrial:
Energy	$590	$1,150
Other commercial	26,143	45,158
Commercial real estate:
Buildings, land and other	27,035	38,631
Construction	—	1,100
Consumer real estate	2,207	2,773
Consumer and other	745	932
Total	$56,720	$89,744
As of December 31, 2013 and 2012 , non-accrual loans reported in the table above included $10.1 million and $2.2 million related to loans that were restructured as “troubled debt restructurings” during 2013 and 2012, respectively. See the section captioned “Troubled Debt Restructurings” elsewhere in this note.
Had non-accrual loans performed in accordance with their original contract terms, the Corporation would have recognized additional interest income, net of tax, of approximately $2.2 million in 2013, $2.6 million in 2012 and $3.3 million in 2011.
An age analysis of past due loans (including both accruing and non-accruing loans), segregated by class of loans, as of December 31, 2013 was as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and industrial:
Energy	$892	$559	$1,451	$1,113,958	$1,115,409	$500
Other commercial	16,090	8,069	24,159	3,767,508	3,791,667	2,223
Commercial real estate:
Buildings, land and other	14,492	19,246	33,738	3,006,959	3,040,697	1,223
Construction	679	—	679	425,960	426,639	—
Consumer real estate	4,978	2,738	7,716	800,488	808,204	2,391
Consumer and other	4,076	1,468	5,544	352,572	358,116	1,298
Unearned discounts	—	—	—	(25,032)	(25,032)	—
Total	$41,207	$32,080	$73,287	$9,442,413	$9,515,700	$7,635

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

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
2013
Commercial and industrial:
Energy	$545	$531	$—	$531	$—	$428
Other commercial	31,429	15,337	7,004	22,341	4,140	34,894
Commercial real estate:
Buildings, land and other	27,792	15,697	8,870	24,567	2,786	34,633
Construction	—	—	—	—	—	634
Consumer real estate	907	745	—	745	—	804
Consumer and other	334	278	—	278	—	348
Total	$61,007	$32,588	$15,874	$48,462	$6,926	$71,741
2012
Commercial and industrial:
Energy	$1,255	$—	$1,069	$1,069	$900	$214
Other commercial	56,784	21,709	19,096	40,805	4,200	42,630
Commercial real estate:
Buildings, land and other	44,652	19,010	17,149	36,159	3,137	40,258
Construction	1,497	1,100	—	1,100	—	1,392
Consumer real estate	961	864	—	864	—	1,617
Consumer and other	428	400	—	400	—	469
Total	$105,577	$43,083	$37,314	$80,397	$8,237	$86,580
The average recorded investment in impaired loans was $108.9 million in 2011, including $53.8 million related to commercial and industrial loans, $53.0 million related to commercial real estate loans, $1.8 million related to consumer real estate loans and $265 thousand related to consumer and other loans.
Troubled Debt Restructurings. The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules, reductions in collateral and other actions intended to minimize potential losses. Troubled debt restructurings during 2013, 2012 and 2011are set forth in the following table.

	2013		2012		2011
	Balance at Restructure	Balance at Year-end	Balance at Restructure	Balance at Year-end	Balance at Restructure	Balance at Year-end
Commercial and industrial:
Energy	$528	$531	$—	$—	$—	$—
Other commercial	6,334	4,937	1,602	1,478	191	179
Commercial real estate:
Buildings, land and other	7,964	5,747	714	710	7,519	6,183
Consumer real estate	—	—	—	—	969	932
Consumer	7	—	—	—	469	456
	$14,833	$11,215	$2,316	$2,188	$9,148	$7,750
The modifications during the reported periods primarily related to extending the amortization periods, converting the loans to interest only for a limited period of time, consolidating notes and/or reducing collateral or interest rates. The modifications did not significantly impact the Corporation's determination of the allowance for loan losses. As of December 31, 2013, $1.9 million of loans restructured during 2012 and 2013 were in excess of 90 days past due. During 2013, the Corporation charged off $1.5 million related to loans restructured in 2012 and 2013. These charge-offs and aforementioned past due loans did not significantly impact the Corporation's determination of the allowance for loan losses. As of December 31, 2013, $10.1 million of the loans restructured in 2013 were on non-accrual status, while as of December 31, 2012, $2.2 million of the loans restructured in 2012 were on non-accrual status. See the section captioned “Non-accrual Loans” elsewhere in this note.
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

	December 31, 2013		December 31, 2012
	Weighted Average Risk Grade	Loans	Weighted Average Risk Grade	Loans
Commercial and industrial:
Energy
Risk grades 1-8	5.37	$1,106,348	5.24	$1,081,725
Risk grade 9	9.00	7,726	9.00	392
Risk grade 10	10.00	245	10.00	—
Risk grade 11	11.00	500	11.00	—
Risk grade 12	12.00	590	12.00	169
Risk grade 13	13.00	—	13.00	900
Total energy	5.40	$1,115,409	5.25	$1,083,186
Other commercial
Risk grades 1-8	5.95	$3,507,963	5.81	$3,367,443
Risk grade 9	9.00	74,766	9.00	250,508
Risk grade 10	10.00	89,878	10.00	28,440
Risk grade 11	11.00	92,917	11.00	53,797
Risk grade 12	12.00	21,389	12.00	40,603
Risk grade 13	13.00	4,754	13.00	4,635
Total other commercial	6.27	$3,791,667	6.21	$3,745,426
Commercial real estate:
Buildings, land and other
Risk grades 1-8	6.59	$2,844,665	6.63	$2,460,448
Risk grade 9	9.00	65,770	9.00	92,041
Risk grade 10	10.00	49,881	10.00	42,603
Risk grade 11	11.00	53,208	11.00	77,658
Risk grade 12	12.00	24,387	12.00	35,602
Risk grade 13	13.00	2,786	13.00	3,137
Total commercial real estate	6.83	$3,040,697	6.97	$2,711,489
Construction
Risk grades 1-8	7.05	$418,999	6.82	$579,108
Risk grade 9	9.00	1,301	9.00	23,046
Risk grade 10	10.00	5,931	10.00	4,435
Risk grade 11	11.00	408	11.00	617
Risk grade 12	12.00	—	12.00	1,100
Risk grade 13	13.00	—	13.00	—
Total construction	7.10	$426,639	6.94	$608,306
The Corporation has established maximum loan to value standards to be applied during the origination process of commercial and consumer real estate loans. The Corporation does not subsequently monitor loan-to-value ratios (either individually or on a weighted-average basis) for loans that are subsequently considered to be of a pass grade (grades 9 or better) and/or current with respect to principal and interest payments. As stated above, when an individual commercial real estate loan has a calculated risk grade of 10 or higher, a special assets officer analyzes the loan to determine whether the loan is impaired. At that time, the Corporation reassesses the loan to value position in the loan. If the loan is determined to be collateral dependent, specific allocations of the allowance for loan losses are made for the amount of any collateral deficiency. If a collateral deficiency is ultimately deemed to be uncollectible, the amount is charged-off. These loans and related assessments of collateral position are monitored on an individual, case-by-case basis. The Corporation does not monitor loan-to-value ratios on a weighted-average basis for commercial real estate loans having a calculated risk grade of 10 or higher. Nonetheless, there were three commercial real estate loans having a calculated risk grade of 10 or higher in excess of $5 million as of December 31, 2013, which totaled $25.3 million and had a weighted-average loan-to-value ratio of 80.7%. When an individual consumer real estate loan becomes past due by more than 10 days, the assigned relationship manager will begin collection efforts. The Corporation only reassesses the loan to value position in a consumer real estate loan if, during the course of the collections process, it is determined that the loan has become collateral dependent, and any collateral deficiency is recognized as a charge-off to the allowance for loan losses. Accordingly, the Corporation does not monitor loan-to-value ratios on a weighted-average basis for collateral dependent consumer real estate loans.
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
Net (charge-offs)/recoveries, segregated by class of loan, were as follows:

	2013	2012	2011
Commercial and industrial:
Energy	$(913)	$4	$6
Other commercial	(28,431)	(13,627)	(29,158)
Commercial real estate:
Buildings, land and other	(381)	698	(8,980)
Construction	256	78	(454)
Consumer real estate	(719)	(638)	(2,293)
Consumer and other	(2,409)	(2,289)	(2,735)
Total	$(32,597)	$(15,774)	$(43,614)
In assessing the general economic conditions in the State of Texas, management monitors and tracks the Texas Leading Index (“TLI”), which is produced by the Federal Reserve Bank of Dallas. The TLI is a single summary statistic that is designed to signal the likelihood of the Texas economy’s transition from expansion to recession and vice versa. Management believes this index provides a reliable indication of the direction of overall credit quality. The TLI is a composite of the following eight leading indicators: (i) Texas Value of the Dollar, (ii) U.S. Leading Index, (iii) real oil prices (iv) well permits, (v) initial claims for unemployment insurance, (vi) Texas Stock Index, (vii) Help-Wanted Index and (viii) average weekly hours worked in manufacturing. The TLI totaled 128.8 at November 30, 2013 (most recent date available) and 123.5 at December 31, 2012. A higher TLI value implies more favorable economic conditions.
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
General valuation allowances also include amounts allocated for loans to borrowers in distressed industries. To determine the amount of the allocation for each portfolio segment, management calculates the weighted-average risk grade for all loans to borrowers in distressed industries by loan portfolio segment. A multiple is then applied to the amount by which the weighted-

average risk grade for loans to borrowers in distressed industries exceeds the weighted-average risk grade for all pass-grade loans within the loan portfolio segment to derive an allocation factor for loans to borrowers in distressed industries. The amount of the allocation for each loan portfolio segment is the product of this allocation factor and the outstanding balance of pass-grade loans within the identified distressed industries that have a risk grade of 6 or higher. Management identifies potential distressed industries by analyzing industry trends related to delinquencies, classifications and charge-offs. At December 31, 2013 and 2012, contractors were considered to be a distressed industry based on elevated levels of delinquencies, classifications and charge-offs relative to other industries within the Corporation’s loan portfolio. Furthermore, the Corporation determined, through a review of borrower financial information that, as a whole, contractors have experienced, among other things, decreased revenues, reduced backlog of work, compressed margins and little, if any, net income.
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
The following table presents details of the allowance for loan losses, segregated by loan portfolio segment.

	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Unallocated	Total
December 31, 2013
Historical valuation allowances	$29,357	$13,042	$2,644	$8,695	$—	$53,738
Specific valuation allowances	4,140	2,786	—	—	—	6,926
General valuation allowances:
Environmental risk adjustment	5,497	3,314	664	2,331	—	11,806
Distressed industries	7,812	384	—	—	—	8,196
Excessive industry concentrations	1,499	367	—	—	—	1,866
Large relationship concentrations	1,529	1,081	—	—	—	2,610
Highly-leveraged credit relationships	4,535	619	—	—	—	5,154
Policy exceptions	—	—	—	—	2,492	2,492
Credit and collateral exceptions	—	—	—	—	1,398	1,398
Loans not reviewed by concurrence	2,009	2,201	2,250	1,064	—	7,524
Adjustment for recoveries	(3,588)	(1,204)	(328)	(7,080)	—	(12,200)
General macroeconomic risk	—	—	—	—	2,928	2,928
Total	$52,790	$22,590	$5,230	$5,010	$6,818	$92,438
December 31, 2012
Historical valuation allowances	$30,565	$15,687	$3,013	$7,344	$—	$56,609
Specific valuation allowances	5,100	3,137	—	—	—	8,237
General valuation allowances:
Environmental risk adjustment	6,593	3,682	684	1,816	—	12,775
Distressed industries	5,883	1,182	—	—	—	7,065
Excessive industry concentrations	4,291	2,795	—	—	—	7,086
Large relationship concentrations	1,420	981	—	—	—	2,401
Highly-leveraged credit relationships	2,905	699	—	—	—	3,604
Policy exceptions	—	—	—	—	2,466	2,466
Credit and collateral exceptions	—	—	—	—	1,635	1,635
Loans not reviewed by concurrence	2,277	2,413	2,411	1,159	—	8,260
Adjustment for recoveries	(4,870)	(1,230)	(856)	(6,812)	—	(13,768)
General macroeconomic risk	—	—	—	—	8,083	8,083
Total	$54,164	$29,346	$5,252	$3,507	$12,184	$104,453

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
The following table details activity in the allowance for loan losses by portfolio segment for 2013, 2012 and 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Unallocated	Total
2013
Beginning balance	$54,164	$29,346	$5,252	$3,507	$12,184	$104,453
Provision for loan losses	27,970	(6,631)	697	3,912	(5,366)	20,582
Charge-offs	(32,932)	(1,329)	(1,047)	(9,489)	—	(44,797)
Recoveries	3,588	1,204	328	7,080	—	12,200
Net charge-offs	(29,344)	(125)	(719)	(2,409)	—	(32,597)
Ending balance	$52,790	$22,590	$5,230	$5,010	$6,818	$92,438
Period-end amount allocated to:
Loans individually evaluated for impairment	$16,682	$3,914	$—	$—	$—	$20,596
Loans collectively evaluated for impairment	36,108	18,676	5,230	5,010	6,818	71,842
Ending balance	$52,790	$22,590	$5,230	$5,010	$6,818	$92,438
2012
Beginning balance	$42,774	$20,912	$3,540	$12,635	$30,286	$110,147
Provision for loan losses	25,013	7,658	2,350	(6,839)	(18,102)	10,080
Charge-offs	(18,493)	(3,951)	(1,495)	(9,101)	—	(33,040)
Recoveries	4,870	4,727	857	6,812	—	17,266
Net charge-offs	(13,623)	776	(638)	(2,289)	—	(15,774)
Ending balance	$54,164	$29,346	$5,252	$3,507	$12,184	$104,453
Period-end amount allocated to:
Loans individually evaluated for impairment	$13,171	$4,366	$—	$—	$—	$17,537
Loans collectively evaluated for impairment	40,993	24,980	5,252	3,507	12,184	86,916
Ending balance	$54,164	$29,346	$5,252	$3,507	$12,184	$104,453
2011
Beginning balance	$57,789	$28,534	$3,223	$11,974	$24,796	$126,316
Provision for loan losses	14,137	1,812	2,610	3,396	5,490	27,445
Charge-offs	(33,678)	(10,776)	(2,789)	(9,442)	—	(56,685)
Recoveries	4,526	1,342	496	6,707	—	13,071
Net charge-offs	(29,152)	(9,434)	(2,293)	(2,735)	—	(43,614)
Ending balance	$42,774	$20,912	$3,540	$12,635	$30,286	$110,147
Period-end amount allocated to:
Loans individually evaluated for impairment	$15,829	$3,625	$95	$—	$—	$19,549
Loans collectively evaluated for impairment	26,945	17,287	3,445	12,635	30,286	90,598
Ending balance	$42,774	$20,912	$3,540	$12,635	$30,286	$110,147

The Corporation’s recorded investment in loans as of December 31, 2013 and 2012 related to each balance in the allowance for loan losses by portfolio segment and detailed on the basis of the impairment methodology used by the Corporation was as follows:

	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Unearned Discounts	Total
2013
Loans individually evaluated for impairment	$210,273	$136,601	$745	$278	$—	$347,897
Loans collectively evaluated for impairment	4,696,803	3,330,735	807,459	357,838	(25,032)	9,167,803
Ending balance	$4,907,076	$3,467,336	$808,204	$358,116	$(25,032)	$9,515,700
2012
Loans individually evaluated for impairment	$128,544	$165,152	$864	$400	$—	$294,960
Loans collectively evaluated for impairment	4,700,068	3,154,643	776,483	319,345	(21,651)	8,928,888
Ending balance	$4,828,612	$3,319,795	$777,347	$319,745	$(21,651)	$9,223,848
Note 4 - Premises and Equipment
Year-end premises and equipment were as follows:

	2013	2012
Land	$97,095	$105,004
Buildings	231,066	238,782
Furniture and equipment	212,169	201,843
Leasehold improvements	61,221	59,489
Construction in progress	10,074	3,503
	611,625	608,621
Less accumulated depreciation and amortization	(298,294)	(292,687)
Total premises and equipment, net	$313,331	$315,934
Depreciation and amortization of premises and equipment totaled $22.5 million in 2013 and $21.8 million in both 2012 and 2011.
Note 5 - Goodwill and Other Intangible Assets
Goodwill and other intangible assets are presented in the table below. The increases in goodwill and certain other intangible assets were related to the acquisition of Kolkhorst Insurance Agency, Inc., a Houston-based insurance agency specializing in commercial lines insurance products, on November 1, 2013. The acquisition did not significantly impact the Corporation's financial statements.
Goodwill. Year-end goodwill was as follows:

	2013	2012
Goodwill	$536,649	$535,509

Other Intangible Assets. Year-end other intangible assets were as follows:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
2013
Core deposits	$34,966	$(31,961)	$3,005
Customer relationships	7,870	(5,042)	2,828
Non-compete agreements	1,135	(623)	512
	$43,971	$(37,626)	$6,345
2012
Core deposits	$34,966	$(29,670)	$5,296
Customer relationships	6,839	(4,577)	2,262
Non-compete agreements	986	(397)	589
	$42,791	$(34,644)	$8,147
Other intangible assets are amortized on an accelerated basis over their estimated lives, which range from 5 to 10 years. Amortization expense related to intangible assets totaled $3.1 million in 2013, $3.9 million in 2012, and $4.4 million in 2011. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2013 is as follows:

2014	$2,535
2015	1,732
2016	989
2017	365
2018	261
Thereafter	463
$6,345
Note 6 - Deposits
Year-end deposits were as follows:

	2013	2012
Non-interest-bearing demand deposits:
Commercial and individual	$7,445,656	$7,186,105
Correspondent banks	427,134	436,381
Public funds	438,359	474,451
Total non-interest-bearing demand deposits	8,311,149	8,096,937
Interest-bearing deposits:
Private accounts:
Savings and interest checking	4,020,313	3,812,712
Money market accounts	6,883,869	6,127,256
Time accounts of $100,000 or more	508,441	514,346
Time accounts under $100,000	438,800	464,641
Total private accounts	11,851,423	10,918,955
Public funds:
Savings and interest checking	305,976	287,391
Money market accounts	56,015	50,600
Time accounts of $100,000 or more	160,637	140,191
Time accounts under $100,000	3,586	3,292
Total public funds	526,214	481,474
Total interest-bearing deposits	12,377,637	11,400,429
Total deposits	$20,688,786	$19,497,366

The following table presents additional information about the Corporation’s year-end deposits:

	2013	2012
Deposits from the Certificate of Deposit Account Registry Service (CDARS)	$200	$2,723
Deposits from foreign sources (primarily Mexico)	769,970	799,504
Deposits from certain directors, executive officers and their affiliates	144,216	158,971
Scheduled maturities of time deposits, including both private and public funds, at December 31, 2013 were as follows:

2014	$989,771
2015	121,693
$1,111,464
Scheduled maturities of time deposits in amounts of $100,000 or more, including both private and public funds, at December 31, 2013, were as follows:

Due within 3 months or less	$321,155
Due after 3 months and within 6 months	124,310
Due after 6 months and within 12 months	159,202
Due after 12 months	64,411
$669,078
Note 7 - Borrowed Funds
Federal Home Loan Bank Advances. Federal Home Loan Bank (“FHLB”) advances totaled $7 thousand and had a weighted-average rate of 6.0% at December 31, 2012. These advances matured in 2013. The advances were collateralized by a blanket floating lien on all first mortgage loans, certain pledged securities, the FHLB capital stock owned by the Corporation and any funds on deposit with the FHLB.
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase. Federal funds purchased are short-term borrowings that typically mature within one to ninety days. Federal funds purchased totaled $200 thousand and $1.6 million at December 31, 2013 and 2012. Securities sold under agreements to repurchase are secured short-term borrowings that typically mature within thirty to ninety days. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. The Corporation may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase totaled $668.1 million and $559.5 million at December 31, 2013 and 2012.
Subordinated Notes Payable. In February 2007, the Corporation issued $100 million of 5.75% fixed-to-floating rate subordinated notes that mature on February 15, 2017. The notes, which qualify as Tier 2 capital for Cullen/Frost, had an interest rate of 5.75% per annum, payable semi-annually on each February 15 and August 15, commencing on August 15, 2007 until February 15, 2012. From February 15, 2012, to but excluding the maturity date or date of earlier redemption and commencing on May 15, 2012, the notes will bear interest at a rate per annum equal to three-month LIBOR for the related interest period plus 0.53% (0.77% at December 31, 2013), payable quarterly on each February 15, May 15, August 15 and November 15. The notes are subordinated in right of payment to all our senior indebtedness and effectively subordinated to all existing and future debt and all other liabilities of our subsidiaries. The notes cannot be accelerated except in the event of bankruptcy or the occurrence of certain other events of bankruptcy, insolvency or reorganization. The notes mature on February 15, 2017. The Corporation may elect to redeem the notes (subject to regulatory approval), in whole or in part, on any interest payment date on or after February 15, 2012 at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest. Unamortized debt issuance costs related to these notes, which are included in other assets, totaled $370 thousand and $490 thousand at December 31, 2013 and 2012. Proceeds from sale of the notes were used to fund a portion of the redemption of certain junior subordinated deferrable interest debentures.
Junior Subordinated Deferrable Interest Debentures. At December 31, 2013 and 2012, the Corporation had $123.7 million of junior subordinated deferrable interest debentures issued to Cullen/Frost Capital Trust II (“Trust II”), a wholly owned Delaware statutory business trust. Unamortized debt issuance costs related to Trust II, which are included in other assets, totaled $1.2 million at both December 31, 2013 and 2012. The trust is considered a variable interest entity for which the Corporation is not the primary beneficiary. Accordingly, the accounts of the trust are not included in the Corporation’s consolidated financial statements. See Note 1 - Summary of Significant Accounting Policies for additional information about the Corporation’s consolidation policy. Details of the Corporation’s transactions with the capital trust are presented below.
Trust II was formed in 2004 for the purpose of issuing $120 million of floating rate (three-month LIBOR plus a margin of 1.55%) trust preferred securities, which represent beneficial interests in the assets of the trust. The trust preferred securities will mature on March 1, 2034 and are redeemable with the approval of the Federal Reserve Board in whole or in part at the option of the Corporation at any time after March 1, 2009 and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment. Distributions on the trust preferred securities are payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. Trust II also issued $3.7 million of common equity securities to Cullen/Frost. The proceeds of the offering of the trust preferred securities and common equity securities were used to purchase $123.7 million of floating rate (three-month LIBOR plus a margin of 1.55%, which was equal to 1.79% and 1.86% at December 31, 2013 and 2012) junior subordinated deferrable interest debentures issued by the Corporation, which have terms substantially similar to the trust preferred securities. In October 2008, the Corporation entered into an interest rate swap contract on the junior subordinated deferrable interest debentures that effectively fixed the interest rate on the debentures for a period of five years, terminating in October 2013. See Note 15 - Derivative Financial Instruments.
The Corporation has the right at any time during the term of the debentures to defer payments of interest at any time or from time to time for an extension period not exceeding 20 consecutive quarterly periods with respect to each extension period. Under the terms of the debentures, in the event that under certain circumstances there is an event of default under the debentures or the Corporation has elected to defer interest on the debentures, the Corporation may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock.
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
Despite the fact that the accounts of the capital trusts are not included in the Corporation’s consolidated financial statements, the trust preferred securities issued by these subsidiary trusts are included in the Tier 1 capital of Cullen/Frost for regulatory capital purposes. Federal Reserve Board rules limit the aggregate amount of restricted core capital elements (which includes trust preferred securities, among other things) that may be included in the Tier 1 capital of most bank holding companies to 25% of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Large, internationally active bank holding companies (as defined) are subject to a 15% limitation. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. The current quantitative limits do not preclude the Corporation from including the $120 million in trust preferred securities outstanding in Tier 1 capital as of December 31, 2013. As more fully discussed in Note 9 - Capital and Regulatory Matters, new rules related to the implementation of the Basel III capital framework will require the phase-out of certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies beginning January 1, 2015.
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

Year-end financial instruments with off-balance-sheet risk were as follows:

	2013	2012
Commitments to extend credit	$6,919,942	$5,710,448
Standby letters of credit	186,857	186,049
Deferred standby letter of credit fees	1,450	1,412
Credit Card Guarantees. The Corporation guarantees the credit card debt of certain customers to the merchant bank that issues the cards. At December 31, 2013 and 2012, the guarantees totaled approximately $8.4 million and $8.8 million, of which amounts, $1.2 million and $1.0 million were fully collateralized.
Securities Lending. The Corporation lends certain customer securities to creditworthy brokers on behalf of those customers. If the borrower fails to return these securities, the Corporation indemnifies its customers based on the then current net realizable fair value of the securities. The Corporation holds collateral received in securities lending transactions as an agent. Accordingly, such collateral assets are not assets of the Corporation. The Corporation requires borrowers to provide collateral equal to or in excess of 100% of the fair value of the securities borrowed. The collateral is valued daily and additional collateral is requested as necessary. The maximum future payments guaranteed by the Corporation under these contractual agreements (representing the fair value of securities lent to brokers) totaled $2.0 billion at December 31, 2013. At December 31, 2013, the Corporation held in trust liquid assets with a fair value of $2.1 billion as collateral for these agreements.
Lease Commitments. The Corporation leases certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $24.6 million in 2013, $22.7 million in 2012 and $21.6 million in 2011. Future minimum lease payments due under non-cancelable operating leases at December 31, 2013 were as follows:

2014	$16,808
2015	14,846
2016	14,487
2017	13,209
2018	11,910
Thereafter	70,906
$142,166
It is expected that certain leases will be renewed, or equipment replaced with new leased equipment, as these leases expire. Aggregate future minimum rentals to be received under non-cancelable subleases greater than one year at December 31, 2013, were $334 thousand.
The Corporation leases a branch facility from a partnership interest of a director. Payments related to this lease totaled $871 thousand in 2013, $902 thousand in 2012, and $898 thousand in 2011. The terms of the lease are substantially the same as those offered for comparable transactions with non-related parties at the time the lease transaction was consummated.
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
Note 9 - Capital and Regulatory Matters
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

Cullen/Frost’s and Frost Bank’s Tier 1 capital consists of shareholders’ equity excluding unrealized gains and losses on securities available for sale, the accumulated gain or loss on effective cash flow hedging derivatives, the net actuarial gain/loss on the Corporation’s defined benefit post-retirement benefit plans, goodwill and other intangible assets. Tier 1 capital for Cullen/Frost also includes $144.5 million of 5.375% non-cumulative perpetual preferred stock in 2013 and $120 million of trust preferred securities issued by its unconsolidated subsidiary trust in 2013 and 2012 (see Note 7 - Borrowed Funds). Cullen/Frost’s and Frost Bank’s total capital is comprised of Tier 1 capital for each entity plus a permissible portion of the allowance for loan losses and outstanding subordinated debt. The Corporation’s aggregate $100 million of floating rate subordinated notes are not included in Tier 1 capital but the permissible portion (which decreases 20% per year during the final five years of the term of the notes) totaling $60 million at December 31, 2013 and $80 million at December 31, 2012, is included in total capital of Cullen/Frost.
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
Year-end actual and required capital ratios for Cullen/Frost and Frost Bank were as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
2013
Total Capital to Risk-Weighted Assets
Cullen/Frost	$2,110,774	15.79%	$1,069,150	8.00%	$1,336,437	10.00%
Frost Bank	1,780,313	13.12	1,085,447	8.00	1,356,809	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,958,336	14.65	534,575	4.00	801,862	6.00%
Frost Bank	1,707,307	12.58	542,724	4.00	814,085	6.00%
Leverage Ratio
Cullen/Frost	1,958,336	8.49	922,728	4.00	1,153,410	5.00%
Frost Bank	1,707,307	7.42	920,107	4.00	1,150,134	5.00%
2012
Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,947,974	15.11%	$1,031,526	8.00%	$1,289,408	10.00%
Frost Bank	1,730,444	13.43	1,030,878	8.00	1,288,597	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,763,521	13.68	515,763	4.00	773,645	6.00%
Frost Bank	1,625,991	12.62	515,439	4.00	773,158	6.00%
Leverage Ratio
Cullen/Frost	1,763,521	8.28	851,483	4.00	1,064,354	5.00%
Frost Bank	1,625,991	7.64	850,954	4.00	1,063,693	5.00%
Management believes that, as of December 31, 2013, Cullen/Frost and its bank subsidiary, Frost Bank, were “well capitalized” based on the ratios presented above.
Cullen/Frost and Frost Bank are subject to the regulatory capital requirements administered by the Federal Reserve (see the section captioned “Charter Conversion” below) and, for Frost Bank, the Federal Deposit Insurance Corporation (“FDIC”). Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on the Corporation’s financial statements. Management believes, as of December 31, 2013, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.
Trust Preferred Securities. In accordance with the applicable accounting standard related to variable interest entities, the accounts of the Corporation’s wholly owned subsidiary trust, Cullen/Frost Capital Trust II, have not been included in the Corporation’s consolidated financial statements. However, the $120.0 million in trust preferred securities issued by this subsidiary trust have been included in the Tier 1 capital of Cullen/Frost for regulatory capital purposes pursuant to guidance from the Federal Reserve. As more fully discussed below, new rules related to the implementation of the Basel III capital framework will require the phase-

out of certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies beginning January 1, 2015.
Preferred Stock. On February 15, 2013, the Corporation issued and sold 6,000,000 shares, or $150.0 million in aggregate liquidation preference, of it’s 5.375% Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 and liquidation preference $25 per share (“Series A Preferred Stock”). Dividends on the Series A Preferred stock, if declared, accrue and are payable quarterly, in arrears, at a rate of 5.375%. The Series A Preferred Stock qualifies as Tier 1 capital for the purposes of the regulatory capital calculations. The net proceeds from the issuance and sale of the Series A Preferred Stock, after deducting underwriting discount and commissions, and the payment of expenses, were approximately $144.5 million. The net proceeds from the offering were used to fund the accelerated share repurchase further discussed below.
Stock Repurchase Plans. From time to time, the Corporation’s board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow the Corporation to proactively manage its capital position and return excess capital to shareholders. Shares purchased under such plans also provide the Corporation with shares of common stock necessary to satisfy obligations related to stock compensation awards. The accelerated share repurchase discussed below was part of a stock repurchase program that was authorized by the Corporation’s board of directors in December 2012 to buy up to $150.0 million of the Corporation’s common stock.
Accelerated Share Repurchase. Concurrent with the issuance and sale of the Series A Preferred Stock, on February 12, 2013, the Corporation entered into an accelerated share repurchase agreement (the “ASR agreement”) with Goldman, Sachs & Co. (“Goldman Sachs”). Under the ASR agreement, the Corporation paid $144.0 million to Goldman Sachs and received from Goldman Sachs 1,905,077 shares of the Corporation’s common stock, representing approximately 80% of the estimated total number of shares to be repurchased. Goldman Sachs borrowed such shares delivered to the Corporation from stock lenders, and during the term of the ASR agreement, purchased shares in the open market to return to those stock lenders. Final settlement of the ASR agreement occurred on August 13, 2013 and the Corporation received an additional 331,671 shares. The total number of shares that the Corporation repurchased was based on the volume-weighted-average price per share of the Corporation’s common stock during the repurchase period as adjusted pursuant to the terms and conditions of the ASR agreement.
Dividend Restrictions. In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well capitalized” status, at December 31, 2013, Frost Bank could pay aggregate dividends of up to $294.7 million to Cullen/Frost without prior regulatory approval.
Under the terms of the junior subordinated deferrable interest debentures that Cullen/Frost has issued to Cullen/Frost Capital Trust II, Cullen/Frost has the right at any time during the term of the debentures to defer the payment of interest at any time or from time to time for an extension period not exceeding 20 consecutive quarterly periods with respect to each extension period. In the event that the Corporation has elected to defer interest on the debentures, the Corporation may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock.
Under the terms of the Series A Preferred Stock, in the event that the Corporation does not declare and pay dividends on the Series A Preferred Stock for the most recent dividend period, the Corporation may not, with certain exceptions, declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of its common stock or any securities of the Corporation that rank junior to the Series A Preferred Stock.
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
The Basel III Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments as compared to existing regulations.
When fully phased in on January 1, 2019, the Basel III Capital Rules will require Cullen/Frost and Frost Bank to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets (as compared to a current minimum leverage ratio of 3.0% for banking organizations that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk).
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
The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including Cullen/Frost and Frost Bank, may make a one-time permanent election to continue to exclude these items. Cullen/Frost and Frost Bank expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Corporation’s available-for-sale securities portfolio. The Basel III Capital Rules also preclude certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies, subject to phase-out. As a result, beginning in 2015, only 25% of the Corporation’s trust preferred securities will be included in Tier 1 capital and in 2016, none of the Corporation’s trust preferred securities will be included in Tier 1 capital. Trust preferred securities no longer included in the Corporation’s Tier 1 capital may nonetheless be included as a component of Tier 2 capital on a permanent basis without phase-out.
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
With respect to Frost Bank, the Basel III Capital Rules also revise the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 capital ratio for well-capitalized status being 8.0% (as compared to the current 6.0%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The Basel III Capital Rules do not change the total risk-based capital requirement for any prompt corrective action category.
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
Management believes that, as of December 31, 2013, Cullen/Frost and Frost Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.
Note 10 - Earnings Per Common Share
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

	2013	2012	2011
Net Income	$237,866	$237,952	$217,535
Less: Preferred stock dividends	6,719	—	—
Net income available to common shareholders	231,147	237,952	217,535
Less: Earnings allocated to participating securities	850	773	728
Net earnings allocated to common stock	$230,297	$237,179	$216,807

Distributed earnings allocated to common stock	$119,177	$116,472	$111,827
Undistributed earnings allocated to common stock	111,120	120,707	104,980
Net earnings allocated to common stock	$230,297	$237,179	$216,807

Weighted-average shares outstanding for basic earnings per common share	60,350,552	61,298,041	61,101,072
Dilutive effect of stock compensation	765,858	345,341	176,697
Weighted-average shares outstanding for diluted earnings per common share	61,116,410	61,643,382	61,277,769

Note 11 - Employee Benefit Plans
Retirement Plans
Profit Sharing Plans. The profit-sharing plan is a defined contribution retirement plan that covers employees who have completed at least one year of service and are age 21 or older. All contributions to the plan are made at the discretion of the Corporation and may be made without regard to current or accumulated profits. Contributions are allocated to eligible participants pro rata, based upon compensation, age and other factors. Plan participants self-direct the investment of allocated contributions by choosing from a menu of investment options. Account assets are subject to withdrawal restrictions and participants vest in their accounts after three years of service. The Corporation also maintains a separate non-qualified profit sharing plan for certain employees whose participation in the qualified profit sharing plan is limited. The plan offers such employees an alternative means of receiving comparable benefits. Expense related to these plans totaled $11.4 million in 2013, $9.2 million in 2012 and $11.8 million in 2011.
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
The Corporation uses a December 31 measurement date for its defined benefit plans. Combined activity in the Corporation’s defined benefit pension plans was as follows:

	2013	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$178,158	$157,855	$145,246
Interest cost	7,341	7,801	7,892
Actuarial (gain) loss	(15,333)	18,436	10,383
Benefits paid	(6,290)	(5,934)	(5,666)
Benefit obligation at end of year	163,876	178,158	157,855
Change in plan assets:
Fair value of plan assets at beginning of year	145,901	137,253	141,050
Actual return on plan assets	24,489	13,931	(3,776)
Employer contributions	669	651	5,645
Benefits paid	(6,290)	(5,934)	(5,666)
Fair value of plan assets at end of year	164,769	145,901	137,253
Funded status of the plan at end of year and accrued (benefit) liability recognized	$(893)	$32,257	$20,602
Accumulated benefit obligation at end of year	$163,876	$178,158	$157,855
Certain disaggregated information related to the Corporation’s defined benefit pension plans as of year-end was as follows:

	Retirement Plan		Restoration Plan
	2013	2012	2013	2012
Projected benefit obligation	$147,403	$160,738	$16,473	$17,420
Accumulated benefit obligation	147,403	160,738	16,473	17,420
Fair value of plan assets	164,769	145,901	—	—
Funded status of the plan at end of year and accrued (benefit) liability recognized	(17,366)	14,837	16,473	17,420

The components of the combined net periodic benefit cost (benefit) for the Corporation’s defined benefit pension plans were as follows:

	2013	2012	2011
Expected return on plan assets, net of expenses	$(11,087)	$(10,412)	$(11,434)
Interest cost on projected benefit obligation	7,341	7,801	7,892
Net amortization and deferral	6,558	5,709	3,130
Net periodic cost (benefit)	$2,812	$3,098	$(412)
Amounts related to the Corporation’s defined benefit pension plans recognized as a component of other comprehensive income were as follows:

	2013	2012	2011
Net actuarial gain (loss)	$35,293	$(9,405)	$(22,463)
Deferred tax (expense) benefit	(12,353)	3,292	7,862
Other comprehensive income (loss), net of tax	$22,940	$(6,113)	$(14,601)
Amounts recognized as a component of accumulated other comprehensive loss as of year-end that have not been recognized as a component of the combined net period benefit cost of the Corporation’s defined benefit pension plans are presented in the following table. The Corporation expects to recognize approximately $2.7 million of the net actuarial loss reported in the following table as of December 31, 2013 as a component of net periodic benefit cost during 2014.

	2013	2012
Net actuarial loss	$(40,201)	$(75,494)
Deferred tax benefit	14,070	26,423
Amounts included in accumulated other comprehensive loss, net of tax	$(26,131)	$(49,071)
The weighted-average assumptions used to determine the benefit obligations as of the end of the years indicated and the net periodic benefit cost for the years indicated are presented in the table below. Because the plans were frozen, increases in compensation are not considered after 2001.

	2013	2012	2011
Benefit obligations:
Discount rate	5.00%	4.20%	5.05%
Net periodic benefit cost:
Discount rate	4.20%	5.05%	5.55%
Expected return on plan assets	7.75	7.75	8.25
Management uses an asset allocation optimization model to analyze the potential risks and rewards associated with various asset allocation strategies on a quarterly basis. As of December 31, 2013, management’s investment objective for the Corporation’s defined benefit plans is to achieve long-term growth. This strategy provides for a target asset allocation of approximately 62% invested in equity securities, approximately 35% invested in fixed income debt securities with any remainder invested in cash or short-term cash equivalents. The modeling process calculates, with a 90% confidence ratio, the potential risk associated with a given asset allocation and helps achieve adequate diversification of investment assets. The plan assets are reviewed annually to determine if the obligations can be met with the current investment mix and funding strategy.
The major categories of assets in the Corporation’s Retirement Plan as of year-end is presented in the following table. Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 “Fair Value Measurements and Disclosures,” utilized to measure fair value (see Note 17 - Fair Value Measurements). The Corporation’s Restoration Plan is unfunded.

	2013	2012
Level 1:
Mutual funds	$163,046	$141,115
Cash and cash equivalents	91	2,466
Level 2:
Corporate bonds and notes	893	1,350
U.S. government agency securities	473	696
States and political subdivisions	266	274
Total fair value of plan assets	$164,769	$145,901

Mutual funds include various equity, fixed-income and blended funds with varying investment strategies. Approximately 69% of mutual fund investments consist of equity investments. The investment objective of equity funds is long-term capital appreciation with current income. The remaining mutual fund investments consist of U.S. fixed-income securities, including investment-grade U.S. Treasury securities, U.S. government agency securities and mortgage-backed securities, corporate bonds and notes and collateralized mortgage obligations. The investment objective of fixed-income funds is to maximize investment return while preserving investment principal. Corporate bonds and notes include investment-grade bonds and notes of U.S. companies from diversified industries. U.S. government agency securities include obligations of Ginnie Mae. States and political subdivisions include fixed income municipal securities. The Corporation’s investment strategies prohibit selling assets short and the use of derivatives. Additionally, the Corporation’s defined benefit plans do not directly invest in real estate, commodities, or private investments.
The asset allocation optimization model is used to estimate the expected long-term rate of return for a given asset allocation strategy. Expectations of returns for each asset class are based on comprehensive reviews of historical data and economic/financial market theory. During periods with volatile interest rates and equity security prices, the model may call for changes in the allocation of plan investments to achieve desired returns. Management assumed a long-term rate of return of 7.75% in the determination of the net periodic benefit cost for 2013. The expected long-term rate of return on assets was selected from within the reasonable range of rates determined by historical real returns, net of inflation, for the asset classes covered by the plan’s investment policy and projections of inflation over the long-term period during which benefits are payable to plan participants.
As of December 31, 2013, expected future benefit payments related to the Corporation’s defined benefit plans were as follows:

2014	$7,755
2015	8,333
2016	10,482
2017	9,292
2018	9,700
2019 through 2023	53,581
$99,143
The Corporation expects to contribute $1.0 million to the defined benefit plans during 2014.
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
Savings Plans
401(k) Plan and Thrift Incentive Plan. The Corporation maintains a 401(k) stock purchase plan that permits each participant to make before- or after-tax contributions in an amount not less than 2% and not exceeding 50% of eligible compensation and subject to dollar limits from Internal Revenue Service regulations. The Corporation matches 100% of the employee’s contributions to the plan based on the amount of each participant’s contributions up to a maximum of 6% of eligible compensation. Eligible employees must complete 90 days of service in order to enroll and vest in the Corporation’s matching contributions immediately. Expense related to the plan totaled $11.5 million in 2013, $10.8 million in 2012, and $10.2 million in 2011. The Corporation’s matching contribution is initially invested in the Cullen/Frost common stock fund. However, employees may immediately reallocate the Corporation’s matching portion, as well as invest their individual contribution, to any of a variety of investment alternatives offered under the 401(k) Plan.
The Corporation maintains a thrift incentive stock purchase plan to offer certain employees whose participation in the 401(k) plan is limited an alternative means of receiving comparable benefits. Expense related to this plan was not significant during 2013, 2012 and 2011.
Stock Compensation Plans
The Corporation has one active executive stock plan (the 2005 Omnibus Incentive Plan) and one active outside director stock plan (the 2007 Outside Directors Incentive Plan). The executive stock plan was established to help the Corporation retain and motivate key employees, while the outside director stock plan was established as a means to compensate outside directors for their service to the Corporation. Both of the plans have been approved by the Corporation’s shareholders. The Compensation and Benefits Committee (“Committee”) of the Corporation’s Board of Directors has sole authority to select the employees, establish the awards to be issued, and approve the terms and conditions of each award contract under the executive stock plans.

During 2005, the 2005 Omnibus Incentive Plan (“2005 Plan”) was established to replace all other previously approved executive stock plans and the remaining shares authorized for grant under the previous plan were canceled. Under the 2005 Plan, the Corporation may grant, among other things, nonqualified stock options, incentive stock options, stock awards, stock award units, stock appreciation rights, or any combination thereof to certain employees.
During 2007, the 2007 Outside Directors Incentive Plan (the “2007 Directors Plan”) was established to replace the previous plan. The 2007 Directors Plan allows the Corporation to grant nonqualified stock options, stock awards and stock award units to outside directors. Subject to the terms of the plan, stock options, stock awards and/or stock award units may be awarded in such number, and upon such terms, and at any time and from time to time as determined by the Committee.
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
Each award from both plans is evidenced by an award agreement that specifies the option price, the duration of the option, the number of shares to which the option pertains, and such other provisions as the Committee determines. The option price for each grant is at least equal to the fair market value of a share of Cullen/Frost’s common stock on the date of grant. Options granted expire at such time as the Committee determines at the date of grant and in no event does the exercise period exceed a maximum of ten years. Upon a change-in-control of Cullen/Frost, as defined in the plans, all outstanding options and non-vested stock awards/units immediately vest.
A combined summary of activity in the Corporation’s active stock plans is presented in the following table.

			Non-Vested Stock Awards/Stock Units Outstanding		Stock Options Outstanding
	Shares Available for Grant	Director Deferred Stock Units Outstanding	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price
Balance, January 1, 2011	2,759,347	16,515	227,550	$51.10	4,383,885	$52.08
Granted	(868,267)	5,577	56,300	48.00	806,390	48.02
Stock options exercised	—	—	—	—	(148,203)	50.18
Stock awards vested	—	—	(114,320)	50.19	—	—
Forfeited	73,250	—	—	—	(73,250)	51.43
Canceled/expired	(875)	—	—	—	—	—
Balance, December 31, 2011	1,963,455	22,092	169,530	50.33	4,968,822	51.49
Granted	(825,542)	5,632	49,130	54.56	770,780	54.56
Stock options exercised	—	—	—	—	(206,336)	50.96
Stock awards vested	—	—	(30,100)	52.44	—	—
Forfeited	19,750	—	—	—	(19,750)	50.49
Canceled/expired	(250)	—	—	—	—	—
Balance, December 31, 2012	1,157,413	27,724	188,560	51.67	5,513,516	51.94
Authorized	2,293,660	—	—	—	—	—
Granted	(635,360)	5,500	38,010	71.39	591,850	71.38
Stock options exercised	—	—	—	—	(1,319,786)	52.02
Stock awards vested	—	—	(26,830)	50.64	—	—
Forfeited	46,890	—	—	—	(46,890)	46.05
Canceled/expired	—	—	—	—	—	—
Balance, December 31, 2013	2,862,603	33,224	199,740	$55.32	4,738,690	$54.35
Of the shares available for grant included in the above table as of December 31, 2013, a total of 319,533 shares may be granted as full value awards, meaning awards other than in the form of stock options or stock appreciation rights, and which are settled by the issuance of shares.

Other information regarding options outstanding and exercisable as of December 31, 2013 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Number of Shares	Weighted- Average Exercise Price
$45.01	to	$50.00	1,082,490	$48.29	6.45	697,440	$49.66
50.01	to	55.00	2,638,965	52.48	6.37	1,896,857	51.87
55.01	to	60.00	425,775	57.66	2.87	424,525	57.66
70.01	to	75.00	591,460	71.38	9.83	—	—
		Total	4,738,690	54.35	6.51	3,018,822	52.17
The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $93.4 million and $68.0 million at December 31, 2013.
Shares issued in connection with stock compensation awards are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. Shares issued in connection with stock compensation awards along with other related information were as follows:

	2013	2012	2011
New shares issued from available authorized shares	153,275	207,586	140,739
Issued from available treasury stock	1,179,551	15,600	29,824
Total	1,332,826	223,186	170,563
Proceeds from stock option exercises	$68,653	$10,516	$7,438
Intrinsic value of stock options exercised	20,506	1,538	1,475
Fair value of stock awards/units vested	1,918	1,649	6,161
Stock-based Compensation Expense. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Stock-based compensation expense and the related income tax benefit was as follows:

	2013	2012	2011
Stock options	$8,814	$9,663	$10,834
Non-vested stock awards/stock units	2,819	2,843	4,799
Deferred stock-units	330	330	330
Total	$11,963	$12,836	$15,963
Income tax benefit	$4,187	$4,493	$5,587
Unrecognized stock-based compensation expense at December 31, 2013 was as follows:

Stock options	$16,476
Non-vested stock awards/stock units	2,828
Total	$19,304
The weighted-average period over which this unrecognized expense related to stock options was expected to be recognized was 2.8 years. The weighted-average period over which this unrecognized expense related to non-vested stock awards/stock units was expected to be recognized was 2.5 years.
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

The weighted-average fair value of stock options granted during 2013, 2012 and 2011 estimated using a binomial lattice-based valuation model, was $13.74, $11.07, and $9.78. The assumptions used to determine the fair value of options granted are detailed in the table below.

	2013	2012	2011
Weighted-average risk-free interest rate	2.65%	1.85%	2.23%
Dividend yield	2.92	3.28	2.84
Weighted-average expected market price volatility	24.20	28.06	29.43
Weighted-average expected term	6.7 years	6.2 years	6.3 years
Expected volatility is based on the short-term historical volatility (estimated over the most recent two years) and the long-term historical volatility (estimated over a period at least equal to the contractual term of the options) of the Corporation’s stock, and other factors. A variance targeting methodology is utilized to estimate the convergence, or mean reversion, from short-term to long-term volatility within the model. In estimating the fair value of stock options under the binomial lattice-based valuation model, separate groups of employees that have similar historical exercise behavior are considered separately. The expected term of options granted is derived using a regression model and represents the period of time that options granted are expected to be outstanding. Certain groups of employees exhibit different behavior.
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

	2013	2012	2011
Other non-interest income:
Other	$34,531	$30,703	$26,370
Total	$34,531	$30,703	$26,370
Other non-interest expense:
Advertising, promotions and public relations	$26,232	$27,194	$25,420
Legal and other professional fees	26,132	22,341	19,802
Travel/meals and entertainment	13,571	13,049	11,493
Check card expense	11,787	10,227	9,326
Other	74,355	66,658	71,552
Total	$152,077	$139,469	$137,593
Note 13 - Income Taxes
Income tax expense was as follows:

	2013	2012	2011
Current income tax expense	$49,736	$76,928	$60,533
Deferred income tax expense (benefit)	3,279	(6,405)	8,167
Income tax expense, as reported	$53,015	$70,523	$68,700
Reported income tax expense differed from the amounts computed by applying the U.S. federal statutory income tax rate of 35% to income before income taxes as follows:

	2013	2012	2011
Income tax expense computed at the statutory rate	$101,808	$107,966	$100,182
Effect of tax-exempt interest	(46,535)	(36,543)	(35,741)
Bank owned life insurance income	(1,086)	(1,413)	(1,416)
Accrual adjustment for premium amortization on municipal securities	—	—	4,146
Other	(1,172)	513	1,529
Income tax expense, as reported	$53,015	$70,523	$68,700

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
Year-end deferred taxes were as follows:

	2013	2012
Deferred tax assets:
Allowance for loan losses	$32,353	$36,514
Stock-based compensation	17,746	19,270
Net actuarial loss on defined benefit post-retirement benefit plans	14,070	26,423
Bonus accrual	5,301	5,006
Gain on sale of assets	2,234	2,329
Partnerships	2,208	1,808
Non-accrual loans	977	1,719
Other	4,077	4,014
Total gross deferred tax assets	78,966	97,083
Deferred tax liabilities:
Net unrealized gain on securities available for sale and effective cash flow hedging derivatives	(89,689)	(154,603)
Premises and equipment	(21,192)	(22,451)
Defined benefit post-retirement benefit plans	(14,137)	(14,895)
Intangible assets	(7,253)	(6,924)
Leases	(4,237)	(4,717)
Bonus accrual 481(a) adjustment	(1,091)	(2,182)
Prepaid expenses	(1,618)	(1,516)
Reserve for medical insurance	(2,171)	(1,509)
Other	(365)	(355)
Total gross deferred tax liabilities	(141,753)	(209,152)
Net deferred tax asset (liability)	$(62,787)	$(112,069)
No valuation allowance for deferred tax assets was recorded at December 31, 2013 and 2012 as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years. There were no unrecognized tax benefits during any of the reported periods.
The Corporation files income tax returns in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2010.

Note 14 - Other Comprehensive Income (Loss)
The tax effects allocated to each component of other comprehensive income (loss) were as follows:

	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
2013
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(115,245)	$(40,335)	$(74,910)
Change in net unrealized gain on securities transferred to held to maturity	(35,682)	(12,489)	(23,193)
Reclassification adjustment for net (gains) losses included in net income	(1,176)	(412)	(764)
Total securities available for sale and transferred securities	(152,103)	(53,236)	(98,867)
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	35,293	12,353	22,940
Derivatives:
Change in the accumulated gain/loss on effective cash flow hedge derivatives	(49)	(17)	(32)
Reclassification adjustments for (gains) losses included in net income:
Interest rate swaps on variable-rate loans	(37,380)	(13,083)	(24,297)
Interest rate swap on junior subordinated deferrable interest debentures	4,064	1,422	2,642
Total derivatives	(33,365)	(11,678)	(21,687)
Total other comprehensive income (loss)	$(150,175)	$(52,561)	$(97,614)

2012
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$33,412	$11,694	$21,718
Change in net unrealized gain on securities transferred to held to maturity	(657)	(230)	(427)
Reclassification adjustment for net (gains) losses included in net income	(4,314)	(1,510)	(2,804)
Total securities available for sale and transferred securities	28,441	9,954	18,487
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	(9,405)	(3,292)	(6,113)
Derivatives:
Change in the accumulated gain/loss on effective cash flow hedge derivatives	(783)	(274)	(509)
Reclassification adjustments for (gains) losses included in net income:
Interest rate swaps on variable-rate loans	(37,380)	(13,083)	(24,297)
Interest rate swap on junior subordinated deferrable interest debentures	4,224	1,478	2,746
Total derivatives	(33,939)	(11,879)	(22,060)
Total other comprehensive income (loss)	$(14,903)	$(5,217)	$(9,686)

2011
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$208,015	$72,806	$135,209
Reclassification adjustment for net (gains) losses included in net income	(6,414)	(2,245)	(4,169)
Total securities available for sale and transferred securities	201,601	70,561	131,040
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	(22,463)	(7,862)	(14,601)
Derivatives:
Change in the accumulated gain/loss on effective cash flow hedge derivatives	(2,321)	(812)	(1,509)
Reclassification adjustments for (gains) losses included in net income:
Interest rate swaps on variable-rate loans	(37,380)	(13,083)	(24,297)
Interest rate swap on junior subordinated deferrable interest debentures	4,386	1,535	2,851
Total derivatives	(35,315)	(12,360)	(22,955)
Total other comprehensive income (loss)	$143,823	$50,339	$93,484

Activity in accumulated other comprehensive income, net of tax, was as follows:

	Securities Available For Sale	Defined Benefit Plans	Derivatives	Accumulated Other Comprehensive Income
Balance January 1, 2013	$245,539	$(49,071)	$41,580	$238,048
Other comprehensive income (loss) before reclassification	(98,103)	22,940	(32)	(75,195)
Amounts reclassified from accumulated other comprehensive income (loss)	(764)	—	(21,655)	(22,419)
Net other comprehensive income (loss) during period	(98,867)	22,940	(21,687)	(97,614)
Balance December 31, 2013	$146,672	$(26,131)	$19,893	$140,434

Balance January 1, 2012	$227,052	$(42,958)	$63,640	$247,734
Other comprehensive income (loss) before reclassification	21,291	(6,113)	(509)	14,669
Amounts reclassified from accumulated other comprehensive income (loss)	(2,804)	—	(21,551)	(24,355)
Net other comprehensive income (loss) during period	18,487	(6,113)	(22,060)	(9,686)
Balance December 31, 2012	$245,539	$(49,071)	$41,580	$238,048

Balance January 1, 2011	$96,012	$(28,357)	$86,595	$154,250
Other comprehensive income (loss) before reclassification	135,209	(14,601)	(1,509)	119,099
Amounts reclassified from accumulated other comprehensive income (loss)	(4,169)	—	(21,446)	(25,615)
Net other comprehensive income (loss) during period	131,040	(14,601)	(22,955)	93,484
Balance December 31, 2011	$227,052	$(42,958)	$63,640	$247,734
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
During 2007, the Corporation entered into three interest rate swap contracts on variable-rate loans with a total notional amount of $1.2 billion. The interest rate swap contracts were designated as hedging instruments in cash flow hedges with the objective of protecting the overall cash flows from the Corporation’s monthly interest receipts on a rolling portfolio of $1.2 billion of variable-rate loans outstanding throughout the 84-month period beginning in October 2007 and ending in October 2014 from the risk of variability of those cash flows such that the yield on the underlying loans would remain constant. As further discussed below, the Corporation terminated portions of the hedges and settled portions of the interest rate swap contracts during November 2009 and terminated the remaining portions of the hedges and settled the remaining portions of the interest rate swap contracts during November 2010. The deferred accumulated after-tax gain applicable to the settled interest rate swap contracts included in accumulated other comprehensive income totaled $30.6 million and $68.0 million ($19.9 million and $44.2 million on an after-tax basis) at December 31, 2013 and 2012, respectively. The remaining deferred gain of $30.6 million ($19.9 million on an after-tax basis) at December 31, 2013 will be recognized ratably in earnings through October 2014.
In October 2008, the Corporation entered into an interest rate swap contract on junior subordinated deferrable interest debentures with a total notional amount of $120.0 million. The interest rate swap contract was designated as a hedging instrument in a cash flow hedge with the objective of protecting the quarterly interest payments on the Corporation’s $120.0 million of junior subordinated deferrable interest debentures issued to Cullen/Frost Capital Trust II throughout the five-year period beginning in December 2008 and ending in December 2013 from the risk of variability of those payments resulting from changes in the three-month LIBOR interest rate. Under the swap, the Corporation paid a fixed interest rate of 5.47% and received a variable interest rate of three-month LIBOR plus a margin of 1.55% on a total notional amount of $120.0 million, with quarterly settlements.
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
The notional amounts and estimated fair values of interest rate derivative contracts outstanding at December 31, 2013 and 2012 are presented in the following table. The Corporation obtains dealer quotations to value its interest rate derivative contracts designated as hedges of cash flows, while the fair values of other interest rate derivative contracts are estimated utilizing internal valuation models with observable market data inputs.

	December 31, 2013		December 31, 2012
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivatives designated as hedges of fair value:
Financial institution counterparties:
Loan/lease interest rate swaps - assets	$50,965	$1,386	$14,748	$24
Loan/lease interest rate swaps - liabilities	43,631	(4,191)	84,577	(7,186)

Derivatives designated as hedges of cash flows:
Financial institution counterparties:
Interest rate swap on junior subordinated deferrable interest debentures	—	—	120,000	(4,365)

Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan/lease interest rate swaps - assets	195,234	9,573	—	—
Loan/lease interest rate swaps - liabilities	626,980	(32,469)	797,311	(60,994)
Loan/lease interest rate caps - assets	53,058	1,309	30,000	12
Customer counterparties:
Loan/lease interest rate swaps - assets	626,980	32,426	797,311	60,854
Loan/lease interest rate swaps - liabilities	195,234	(9,573)	—	—
Loan/lease interest rate caps - liabilities	53,058	(1,309)	30,000	(12)
The weighted-average rates paid and received for interest rate swaps outstanding at December 31, 2013 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Fair value hedge loan/lease interest rate swaps	2.73%	0.16%
Non-hedging interest rate swaps - financial institution counterparties	3.77	2.00
Non-hedging interest rate swap - customer counterparties	2.00	3.77
The weighted-average strike rate for outstanding interest rate caps was 2.89% at December 31, 2013.
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

		December 31, 2013		December 31, 2012
	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Oil - assets	Barrels	356	$1,004	464	$2,188
Oil - liabilities	Barrels	1,574	(2,704)	402	(1,590)
Natural gas - assets	MMBTUs	14,240	2,903	120	19
Natural gas - liabilities	MMBTUs	22,510	(3,212)	120	(24)
Customer counterparties:
Oil - assets	Barrels	1,574	2,818	402	1,636
Oil - liabilities	Barrels	356	(991)	464	(2,139)
Natural gas - assets	MMBTUs	22,850	3,301	120	24
Natural gas - liabilities	MMBTUs	13,900	(2,805)	120	(19)
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

		December 31, 2013		December 31, 2012
	Notional Currency	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Forward contracts – assets	EUR	1,175	$5	1,093	$3
Forward contracts - assets	CAD	18,886	85	—	—
Forward contracts - liabilities	EUR	494	(4)	—	—
Forward contracts - liabilities	CAD	14,078	(23)	—	—

Customer counterparties:
Forward contracts – assets	CAD	14,055	45	—	—
Forward contracts – liabilities	CAD	18,859	(58)	—	—
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

Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	2013	2012	2011
Commercial loan/lease interest rate swaps:
Amount of gain (loss) included in interest income on loans	$(2,437)	$(2,587)	$(3,640)
Amount of (gain) loss included in other non-interest expense	4	46	(3)
Amounts included in the consolidated statements of income and in other comprehensive income for the period related to interest rate derivatives designated as hedges of cash flows were as follows:

	2013	2012	2011
Interest rate swaps/caps/floors on variable-rate loans:
Amount reclassified from accumulated other comprehensive income to interest income on loans	$37,380	$37,380	$37,380
Interest rate swaps on junior subordinated deferrable interest debentures:
Amount reclassified from accumulated other comprehensive income to interest expense on junior subordinated deferrable interest debentures	4,064	4,224	4,386
Amount of gain (loss) recognized in other comprehensive income	(49)	(783)	(2,321)
No ineffectiveness related to interest rate derivatives designated as hedges of cash flows was recognized in the consolidated statements of income during the reported periods. The accumulated net after-tax gain related to effective cash flow hedges included in accumulated other comprehensive income totaled $19.9 million at December 31, 2013 and $41.6 million at December 31, 2012. The Corporation expects that the remaining $19.9 million of the net after-tax gain related to effective cash flow hedges included in accumulated other comprehensive income at December 31, 2013 will be reclassified into earnings ratably through October 2014. This amount represents management’s best estimate given current expectations about market interest rates and volumes related to loan pools underlying the terminated cash flow hedges. Actual market interest rates and volumes related to loan pools underlying the terminated cash flow hedges may differ from management’s expectations.
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

	2013	2012	2011
Non-hedging interest rate derivatives:
Other non-interest income	$1,441	$4,722	$2,270
Other non-interest expense	(96)	(116)	(76)
Non-hedging commodity derivatives:
Other non-interest income	496	124	627
Non-hedging foreign currency derivatives:
Other non-interest income	175	—	316
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

The Corporation’s credit exposure relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with bank customers was approximately $34.7 million at December 31, 2013. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. The Corporation’s credit exposure, net of collateral pledged, relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with upstream financial institution counterparties was approximately $2.5 million at December 31, 2013. This amount was primarily related to excess collateral posted by the Corporation to counterparties. Collateral levels for upstream financial institution counterparties are monitored and adjusted as necessary. See Note 16 – Balance Sheet Offsetting for additional information regarding the Corporation’s credit exposure with upstream financial institution counterparties.
The aggregate fair value of securities posted as collateral by the Corporation related to derivative contracts totaled $29.5 million at December 31, 2013.
Note 16 - Balance Sheet Offsetting
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
Information about financial instruments that are eligible for offset in the consolidated balance sheet as of December 31, 2013 is presented in the following tables.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
December 31, 2013
Financial assets:
Derivatives:
Loan/lease interest rate swaps and caps	$12,268	$—	$12,268
Commodity swaps and options	3,907	—	3,907
Foreign currency forward contracts	90	—	90
Total derivatives	16,265	—	16,265
Resell agreements	7,898	—	7,898
Total	$24,163	$—	$24,163
Financial liabilities:
Derivatives:
Loan/lease interest rate swaps	$36,660	$—	$36,660
Commodity swaps and options	5,916	—	5,916
Foreign currency forward contracts	27	—	27
Total derivatives	42,603	—	42,603
Repurchase agreements	668,053	—	668,053
Total	$710,656	$—	$710,656

		Gross Amounts Not Offset
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
December 31, 2013
Financial assets:
Derivatives:
Counterparty A	$3,342	$(3,342)	$—	$—
Counterparty B	8,196	(8,196)	—	—
Counterparty C	1,187	(1,187)	—	—
Other counterparties	3,540	(2,099)	(1,360)	81
Total derivatives	16,265	(14,824)	(1,360)	81
Resell agreements	$7,898	—	(7,898)	—
Total	$24,163	$(14,824)	$(9,258)	$81
Financial liabilities:
Derivatives:
Counterparty A	$18,615	$(3,342)	$(15,167)	$106
Counterparty B	9,054	(8,196)	(613)	245
Counterparty C	10,870	(1,187)	(9,683)	—
Other counterparties	4,064	(2,099)	(1,549)	416
Total derivatives	42,603	(14,824)	(27,012)	767
Repurchase agreements	668,053	—	(668,053)	—
Total	$710,656	$(14,824)	$(695,065)	$767
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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
2013
Securities available for sale:
U.S. Treasury	$2,540,554	$—	$—	$2,540,554
U. S. government agencies/corporations	—	53,980	—	53,980
Residential mortgage-backed securities	—	1,776,016	—	1,776,016
States and political subdivisions	—	1,488,914	—	1,488,914
Other	—	35,972	—	35,972
Trading account securities:
U.S. Treasury	15,389	—	—	15,389
States and political subdivisions	—	1,009	—	1,009
Derivative assets:
Interest rate swaps, caps and floors	—	44,520	174	44,694
Commodity swaps and options	—	10,026	—	10,026
Foreign currency forward contracts	135	—	—	135
Derivative liabilities:
Interest rate swaps, caps and floors	—	47,542	—	47,542
Commodity swaps and options	—	9,712	—	9,712
Foreign currency forward contracts	85	—	—	85
2012
Securities available for sale:
U.S. Treasury	$3,057,921	$—	$—	$3,057,921
Residential mortgage-backed securities	—	2,518,003	—	2,518,003
States and political subdivisions	—	591,483	—	591,483
Other		35,892		35,892
Trading account securities:
U.S. Treasury	14,038		—	14,038
States and political subdivisions		16,036		16,036
Derivative assets:
Interest rate swaps, caps and floors	—	60,535	355	60,890
Commodity swaps and options	—	3,867	—	3,867
Foreign currency forward contracts	3	—	—	3
Derivative liabilities:
Interest rate swaps, caps and floors	—	72,557	—	72,557
Commodity swaps and options	—	3,772	—	3,772
Derivative assets, measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the reported periods consist of interest rate swaps sold to loan customers. The significant unobservable (Level 3) inputs used in the fair value measurement of these interest rate swaps sold to loan customers primarily relate to the probability of default and loss severity in the event of default. The probability of default is determined by the underlying risk grade of the loan (see Note 3 – Loans) underlying the interest rate swap in that the probability of default increases as a loan’s risk grade deteriorates, while the loss severity is estimated through an analysis of the collateral supporting both the underlying loan and interest rate swap. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity. As of December 31, 2013, the weighted-average risk grade of loans underlying interest rate swaps measured at fair value using significant unobservable (Level 3) inputs was 11.0. The weighted-average loss severity in the event of default on the interest rate swaps was 20.0%. A reconciliation of the beginning and ending balances of derivative assets measured at fair value on a recurring basis using significant unobservable (Level 3) inputs is not presented as such amounts were not significant during the reported periods.
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
The following table presents impaired loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral:

	2013		2012		2011
	Level 2	Level 3	Level 2	Level 3	Level 2	Level 3
Carrying value of impaired loans before allocations	$9,374	$—	$18,319	$15,754	$4,158	$2,310
Specific valuation allowance allocations	(2,785)	—	(3,634)	(2,911)	(1,361)	(1,528)
Fair value	$6,589	$—	$14,685	$12,843	$2,797	$782
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
The following table presents foreclosed assets that were remeasured and reported at fair value:

	2013	2012	2011
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$7,580	$9,428	$24,682
Charge-offs recognized in the allowance for loan losses	(710)	(1,611)	(3,556)
Fair value	$6,870	$7,817	$21,126
Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$4,979	$12,126	$7,667
Write-downs included in other non-interest expense	(895)	(2,093)	(2,792)
Fair value	$4,084	$10,033	$4,875
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
The estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	December 31, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$4,556,125	$4,556,125	$3,524,979	$3,524,979
Securities held to maturity	3,139,748	3,029,663	2,956,381	2,996,944
Cash surrender value of life insurance policies	141,108	141,108	138,005	138,005
Accrued interest receivable	99,281	99,281	82,529	82,529
Level 3 inputs:
Loans, net	9,423,262	9,582,734	9,119,395	9,212,159
Financial liabilities:
Level 2 inputs:
Deposits	20,688,786	20,689,323	19,497,366	19,498,518
Federal funds purchased and repurchase agreements	668,253	668,253	561,061	561,061
Junior subordinated deferrable interest debentures	123,712	123,712	123,712	123,712
Subordinated notes payable and other borrowings	100,000	92,552	100,007	89,596
Accrued interest payable	1,300	1,300	1,804	1,804
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
Financial results by operating segment are detailed below. Certain prior period amounts have been reclassified to conform to the current presentation.

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
2013
Net interest income (expense)	$621,333	$6,586	$(7,364)	$620,555
Provision for loan losses	20,585	(3)	—	20,582
Non-interest income	190,767	107,759	4,292	302,818
Non-interest expense	513,909	90,132	7,869	611,910
Income (loss) before income taxes	277,606	24,216	(10,941)	290,881
Income tax expense (benefit)	50,823	8,563	(6,371)	53,015
Net income (loss)	226,783	15,653	(4,570)	237,866
Preferred stock dividends	—	—	6,719	6,719
Net income (loss) available to common shareholders	$226,783	$15,653	$(11,289)	$231,147
Revenues from (expenses to) external customers	$812,100	$114,345	$(3,072)	$923,373
Average assets (in millions)(1)	$22,709	$31	$12	$22,752
2012
Net interest income (expense)	$605,330	$8,013	$(8,482)	$604,861
Provision for loan losses	10,078	2	—	10,080
Non-interest income	188,440	96,577	3,770	288,787
Non-interest expense	485,302	82,744	7,047	575,093
Income (loss) before income taxes	298,390	21,844	(11,759)	308,475
Income tax expense (benefit)	69,078	7,646	(6,201)	70,523
Net income (loss)	$229,312	$14,198	$(5,558)	$237,952
Revenues from (expenses to) external customers	$793,770	$104,590	$(4,712)	$893,648
Average assets (in millions)(1)	$20,783	$29	$15	$20,827
2011
Net interest income (expense)	$588,092	$6,323	$(12,639)	$581,776
Provision for loan losses	27,449	(4)	—	27,445
Non-interest income	196,226	91,710	2,066	290,002
Non-interest expense	469,152	84,114	4,832	558,098
Income (loss) before income taxes	287,717	13,923	(15,405)	286,235
Income tax expense (benefit)	71,298	4,873	(7,471)	68,700
Net income (loss)	$216,419	$9,050	$(7,934)	$217,535
Revenues from (expenses to) external customers	$784,318	$98,033	$(10,573)	$871,778
Average assets (in millions)(1)	$18,530	$26	$13	$18,569

(1)	Frost Wealth Advisors excludes off balance sheet managed and custody assets with a total fair value of $28.4 billion, $26.2 billion, and $25.2 billion at December 31, 2013, 2012 and 2011.

Note 19 - Condensed Financial Statements of Parent Company
Condensed financial statements pertaining only to Cullen/Frost Bankers, Inc. are presented below. Investments in subsidiaries are stated using the equity method of accounting.

Condensed Balance Sheets

	December 31,
	2013	2012
Assets:
Cash	$7,477	$8,601
Resell agreements	320,200	222,460
Total cash and cash equivalents	327,677	231,061
Investment in subsidiaries	2,409,433	2,410,227
Other assets	19,038	6,260
Total assets	$2,756,148	$2,647,548
Liabilities:
Junior subordinated deferrable interest debentures	$123,712	$123,712
Subordinated notes payable	100,000	100,000
Accrued interest payable and other liabilities	18,275	6,354
Total liabilities	241,987	230,066
Shareholders’ Equity	2,514,161	2,417,482
Total liabilities and shareholders’ equity	$2,756,148	$2,647,548

Condensed Statements of Income

	Year Ended December 31,
	2013	2012	2011
Income:
Dividend income paid by Frost Bank	$144,642	$143,623	$128,666
Dividend income paid by non-banks	2,819	3,077	2,069
Interest and other income	79	308	101
Total income	147,540	147,008	130,836
Expenses:
Interest expense	7,365	8,512	12,653
Salaries and employee benefits	1,175	1,167	1,163
Other	6,735	6,727	4,468
Total expenses	15,275	16,406	18,284
Income before income taxes and equity in undistributed earnings of subsidiaries	132,265	130,602	112,552
Income tax benefit	7,845	7,463	8,295
Equity in undistributed earnings of subsidiaries	97,756	99,887	96,688
Net income	237,866	237,952	217,535
Preferred stock dividends	6,719	—	—
Net income available to common shareholders	$231,147	$237,952	$217,535

Condensed Statements of Cash Flows

	Year Ended December 31,
	2013	2012	2011
Operating Activities:
Net income	$237,866	$237,952	$217,535
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(97,756)	(99,887)	(96,688)
Stock-based compensation	330	330	330
Excess tax benefits from stock-based compensation	(155)	(133)	(213)
Net change in other assets and other liabilities	2,372	(2,256)	2,916
Net cash from operating activities	142,657	136,006	123,880

Investing Activities:	—	—	—

Financing Activities:
Proceeds from stock option exercises	68,653	10,516	7,438
Proceeds from stock-based compensation activities of subsidiaries	11,633	12,506	15,633
Excess tax benefits from stock-based compensation	155	133	213
Proceeds from issuance of preferred stock	144,486	—	—
Purchase of treasury stock	(144,630)	(436)	(2,029)
Cash dividends paid on preferred stock	(6,719)	—	—
Cash dividends paid on common stock	(119,619)	(116,853)	(112,210)
Net cash from financing activities	(46,041)	(94,134)	(90,955)
Net change in cash and cash equivalents	96,616	41,872	32,925
Cash and cash equivalents at beginning of year	231,061	189,189	156,264
Cash and cash equivalents at end of year	$327,677	$231,061	$189,189
Note 20 - Accounting Standards Updates
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
ASU 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 became effective for the Corporation on January 1, 2012 and, aside from new disclosures included in Note 17 – Fair Value Measurements, did not have a significant impact on the Corporation’s financial statements.
ASU 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.” ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 became effective for the Corporation on January 1, 2012; however, certain provisions related to the presentation of reclassification adjustments were deferred by ASU 2011-12 “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2013-02, “Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” amended the guidance of ASU 2011-05 related to the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 became effective for the Corporation on January 1, 2013. As a result of the these accounting standards updates, the Corporation’s financial statements now include separate statements of comprehensive income and additional footnote disclosures (see Note 14 – Other Comprehensive Income (Loss)).
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
ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU No. 2013-01, “Balance Sheet (Topic 210) – Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” clarifies that ordinary trade receivables are not within the scope of ASU 2011-11. ASU 2011-11, as amended by ASU 2013-01, became effective for the Corporation on January 1, 2013. See Note 16 – Balance Sheet Offsetting for applicable disclosures.
ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 gives entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is impaired, then the entity must perform the quantitative impairment test. If, under the quantitative impairment test, the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. ASU 2012-02 became effective for the Corporation on January 1, 2013 and did not have a significant impact on the Corporation’s financial statements.
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
ASU 2013-12, “Definition of a Public Business Entity - An Addition to the Master Glossary." ASU 2013-12 amends the Master Glossary of the FASB Accounting Standards Codification to include one definition of public business entity for future use in U.S. GAAP and identifies the types of business entities that are excluded from the scope of the Private Company Decision-Making Framework: A Guide for Evaluating Financial Accounting and Reporting for Private Companies. ASU 2013-12 did not have a significant impact on the Corporation's financial statements.

Note 21 - Pending Acquisition
On August 13, 2013, the Corporation, WNB Bancshares, Inc., a bank holding company located in Odessa, Texas (“WNB”), Special Prairie Holding Co., a company formed in Texas as a wholly-owned subsidiary of Cullen/Frost (“Prairie Holding”) and Donald Wood and Jack Wood, the principal shareholders of WNB, entered into an Agreement and Plan of Merger (the “Merger Agreement”) that provides for the merger of WNB with and into Prairie Holding (the “Merger”), with WNB being the surviving corporation. Immediately following the Merger, each of the following will occur in immediate succession: (i) WNB will merge with and into Cullen/Frost with Cullen/Frost being the surviving corporation and (ii) Western National Bank, a national banking association and wholly owned subsidiary of WNB, will merge with and into Frost Bank, a wholly owned subsidiary of Cullen/Frost, with Frost Bank being the surviving bank.
Under the terms of the Merger Agreement, the consideration for the Merger will consist of two million shares of the common stock of Cullen/Frost, and an amount in cash equal to $220 million less the value of the common stock consideration based on a volume weighted average price over the ten trading days immediately prior to the day before the Merger, with various adjustments up or down based on a targeted shareholders’ equity of WNB at the closing of $87 million and other factors such as certain expenses. Consummation of the Merger is subject to a number of conditions, including receipt of requisite regulatory approvals. The Merger is intended to qualify as an asset sale under Section 338(h)(10) of the Internal Revenue Code. In accordance with the Merger Agreement, Jack Wood and Donald Wood may not sell the shares of common stock that they receive in the Merger for one year and six months, respectively, after the closing of the Merger, with daily limitations on sales following the end of such periods. After the closing of the Merger, Cullen/Frost has agreed that Jack Wood will be elected to the board of directors of Cullen/Frost. The Merger, which is subject to regulatory approval, is expected to be consummated in the second quarter of 2014.
Expenditures related to this pending acquisition are reported in the accompanying income statements as follows for the year ended December 31, 2013:

Other non-interest expense:
Professional services	$1,270
Travel, meals and entertainment	130
Other	34
Total	$1,434

Cullen/Frost Bankers, Inc.
Consolidated Average Balance Sheets
(Dollars in thousands - tax-equivalent basis)
The following unaudited schedule is presented for additional information and analysis.

	Year Ended December 31,
		2013			2012
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$2,849,467	$7,284	0.26%	$1,589,110	$4,300	0.27%
Federal funds sold and resell agreements	17,259	82	0.48	25,364	104	0.41
Securities:
Taxable	5,276,574	97,873	1.90	6,496,224	132,432	2.10
Tax-exempt	3,618,347	206,442	5.75	2,448,191	150,807	6.68
Total securities	8,894,921	304,315	3.48	8,944,415	283,239	3.31
Loans, net of unearned discount	9,229,574	421,114	4.56	8,456,818	407,284	4.82
Total earning assets and average rate earned	20,991,221	732,795	3.52	19,015,707	694,927	3.73
Cash and due from banks	559,361			573,023
Allowance for loan losses	(96,426)			(108,073)
Premises and equipment, net	310,544			321,137
Accrued interest receivable and other assets	987,337			1,025,091
Total assets	$22,752,037			$20,826,885
Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$6,967,933			$6,300,944
Correspondent banks	323,706			332,136
Public funds	366,135			388,847
Total non-interest-bearing demand deposits	7,657,774			7,021,927
Interest-bearing deposits:
Private accounts:
Savings and interest checking	3,608,273	1,321	0.04	3,018,116	1,618	0.05
Money market deposit accounts	6,596,764	10,091	0.15	5,834,822	12,085	0.21
Time accounts	970,984	2,468	0.25	1,025,022	3,783	0.37
Public funds	434,299	579	0.13	392,213	613	0.16
Total interest-bearing deposits	11,610,320	14,459	0.12	10,270,173	18,099	0.18
Total deposits	19,268,094			17,292,100
Federal funds purchased and repurchase agreements	538,656	121	0.02	603,934	140	0.02
Junior subordinated deferrable interest debentures	123,712	6,426	5.19	123,712	6,806	5.50
Subordinated notes payable and other notes	100,000	939	0.94	100,000	1,705	1.71
Federal Home Loan Bank advances	1	—	6.00	16	1	6.00
Total interest-bearing liabilities and average rate paid	12,372,689	21,945	0.18	11,097,835	26,751	0.24
Accrued interest payable and other liabilities	266,533			334,378
Total liabilities	20,296,996			18,454,140
Shareholders’ equity	2,455,041			2,372,745
Total liabilities and shareholders’ equity	$22,752,037			$20,826,885
Net interest income		$710,850			$668,176
Net interest spread			3.34%			3.49%
Net interest income to total average earning assets			3.41%			3.59%
For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale, while yields are based on average amortized cost.

Year Ended December 31,
2011			2010			2009			2008
Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost

$2,499,047	$6,357	0.25%	$1,973,675	$4,901	0.25%	$829,178	$2,161	0.26%	$85,380	$429	0.50%
14,509	61	0.42	20,646	74	0.36	59,236	207	0.35	141,724	3,498	2.47

4,026,797	127,072	3.27	3,286,489	121,402	3.84	2,813,801	125,084	4.58	2,771,797	143,360	5.17
2,185,707	146,338	6.97	1,927,388	129,027	7.04	1,449,141	99,546	7.15	555,096	36,724	6.61
6,212,504	273,410	4.57	5,213,877	250,429	5.02	4,262,942	224,630	5.45	3,326,893	180,084	5.41
8,042,968	403,479	5.02	8,125,150	414,795	5.11	8,652,563	437,075	5.05	8,314,265	511,968	6.16
16,769,028	683,307	4.13	15,333,348	670,199	4.44	13,803,919	664,073	4.86	11,868,262	695,979	5.86
593,224			549,256			585,825			660,369
(122,641)			(126,742)			(120,160)			(96,755)
317,771			320,030			297,958			237,517
1,011,585			1,110,680			1,134,418			1,015,138
$18,568,967			$17,186,572			$15,701,960			$13,684,531

$5,093,948			$4,546,054			$3,793,195			$3,246,169
324,954			310,599			360,238			311,034
320,080			167,127			105,051			57,544
5,738,982			5,023,780			4,258,484			3,614,747

2,541,677	2,115	0.08	2,277,982	3,066	0.13	2,024,867	3,015	0.15	1,694,688	3,299	0.19
5,407,207	14,331	0.27	5,066,747	17,792	0.35	4,152,225	24,709	0.60	3,492,935	51,507	1.47
1,127,731	5,015	0.44	1,251,088	8,184	0.65	1,609,678	26,759	1.66	1,359,989	43,706	3.21
407,018	718	0.18	428,022	931	0.22	374,373	1,532	0.41	368,760	6,359	1.72
9,483,633	22,179	0.23	9,023,839	29,973	0.33	8,161,143	56,015	0.69	6,916,372	104,871	1.52
15,222,615			14,047,619			12,419,627			10,531,119
596,159	312	0.05	472,492	437	0.09	610,945	1,052	0.17	1,008,019	12,954	1.29
123,712	6,783	5.48	130,051	6,982	5.37	136,084	7,231	5.31	136,135	6,972	5.12
187,123	11,965	6.39	250,000	16,318	6.53	250,000	16,318	6.53	250,000	16,318	6.53
35	2	6.00	2,600	170	6.54	190,077	5,741	3.02	8,628	511	5.92
10,390,662	41,241	0.40	9,878,982	53,880	0.55	9,348,249	86,357	0.92	8,319,154	141,626	1.70
267,227			256,111			264,094			170,319
16,396,871			15,158,873			13,870,827			12,104,220
2,172,096			2,027,699			1,831,133			1,580,311
$18,568,967			$17,186,572			$15,701,960			$13,684,531
	$642,066			$616,319			$577,716			$554,353
		3.73%			3.89%			3.94%			4.16%
		3.88%			4.08%			4.23%			4.67%

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
As of December 31, 2013, management assessed the effectiveness of the Corporation’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 1992. Based on the assessment, management determined that the Corporation maintained effective internal control over financial reporting as of December 31, 2013, based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Corporation included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2013. The report, which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2013, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”
Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Cullen/Frost Bankers, Inc.
We have audited Cullen/Frost Bankers, Inc.’s (the Corporation’s) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“1992 framework”) (the COSO criteria). The Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.
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
In our opinion, Cullen/Frost Bankers, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013, of Cullen/Frost Bankers, Inc., and our report dated February 6, 2014 expressed an unqualified opinion thereon.

San Antonio, Texas
February 6, 2014

ITEM 9B. OTHER INFORMATION
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information regarding executive officers is included under the section captioned “Executive Officers of the Registrant” in Part I, Item 1, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its 2014 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Corporation’s fiscal year-end.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its 2014 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Corporation’s fiscal year-end.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Certain information regarding securities authorized for issuance under the Corporation’s equity compensation plans is included under the section captioned “Stock-Based Compensation Plans” in Part II, Item 5, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its 2014 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Corporation’s fiscal year-end.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its 2014 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Corporation’s fiscal year-end.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its 2014 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Corporation’s fiscal year-end.

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

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

3.1	Restated Articles of Incorporation of Cullen/Frost Bankers, Inc.		10-Q	001-13221	3.1	7/26/2006
3.2	Amended and Restated Bylaws of Cullen/Frost Bankers, Inc.		10-K	001-13221	3.2	2/1/2008
3.3	Certificate of Designations of 5.375% Non-Cumulative Perpetual Preferred Stock, Series A		8-A	001-13221	3.3	2/15/2013
4.1*	Instruments Defining the Rights of Holders of Long-Term Debt
10.1+	Restoration of Retirement Income Plan for Participants in the Retirement Plan for Employees of Cullen/Frost Bankers, Inc. and its Affiliates (as amended and restated)		10-K	001-13221	10.1	3/31/1999
10.2+	1991 Thrift Incentive Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. and its Affiliates		S-8	33-39478	4.4	3/18/1991
10.3+	Cullen/Frost Bankers, Inc. Supplemental Executive Retirement Plan		10-K	001-13221	10.13	3/30/1995
10.4+	Change-In-Control Agreements with 5 Executive Officers		10-K	001-13221	10.8	2/3/2009
10.5+	Change-In-Control Agreements with 5 Executive Officers		10-K	001-13221	10.9	2/3/2009
10.6+	Retirement Agreement with a former Executive Officer		10-K	001-13221	10.10	3/28/2003
10.7+	Deferred Compensation Plan for Covered Employees		10-K	001-13221	10.11	3/28/2003
10.8+	Cullen/Frost Restoration Profit Sharing Plan		10-K	001-13221	10.12	2/4/2005
10.9+	2005 Omnibus Incentive Plan		DEF 14A	001-13221	Annex A	3/20/2013
10.10+	2007 Outside Director Incentive Plan		S-8	333-143397	4.4	5/31/2007
10.11+	Description of the Bonus Plan for the Chief Executive Officer		10-Q	001-13221	10.1	7/28/2010
10.12+	Description of the Executive Management Bonus Plan		10-Q	001-13221	10.2	7/28/2010
21.1	Subsidiaries of Cullen/Frost Bankers, Inc.	X
23.1	Consent of Independent Registered Public Accounting Firm	X
24.1	Power of Attorney	X
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer	X
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer	X
32.1++	Section 1350 Certification of the Chief Executive Officer	X
32.2++	Section 1350 Certification of the Chief Financial Officer	X
101	Interactive Data File	X
_________________________

*	The Corporation agrees to furnish to the SEC, upon request, copies of any such instruments.

+	Management contract or compensatory plan or arrangement.

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

Date:	February 6, 2014	CULLEN/FROST BANKERS, INC.
(Registrant)

		By:	/s/ PHILLIP D. GREEN
Phillip D. Green Group Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD W. EVANS, JR.*	Chairman of the Board, Director and Chief Executive Officer (Principal Executive Officer)	February 6, 2014
Richard W. Evans, Jr.

/s/ PHILLIP D. GREEN	Group Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 6, 2014
Phillip D. Green

/s/ R. DENNY ALEXANDER*	Director	February 6, 2014
R. Denny Alexander

/s/ CARLOS ALVAREZ*	Director	February 6, 2014
Carlos Alvarez

/s/ ROYCE S. CALDWELL*	Director	February 6, 2014
Royce S. Caldwell

/s/ CRAWFORD H. EDWARDS*	Director	February 6, 2014
Crawford H. Edwards

/s/ RUBEN M. ESCOBEDO*	Director	February 6, 2014
Ruben M. Escobedo

/s/ PATRICK B. FROST*	Director and President of Frost Bank	February 6, 2014
Patrick B. Frost

/s/ DAVID J. HAEMISEGGER*	Director	February 6, 2014
David J. Haemisegger

/s/ KAREN E. JENNINGS*	Director	February 6, 2014
Karen E. Jennings

/s/ RICHARD M. KLEBERG, III*	Director	February 6, 2014
Richard M. Kleberg, III

/s/ CHARLES W. MATTHEWS*	Director	February 6, 2014
Charles W. Matthews

/s/ IDA CLEMENT STEEN*	Director	February 6, 2014
Ida Clement Steen

/s/ HORACE WILKINS, JR.*	Director	February 6, 2014
Horace Wilkins, Jr.

*By: /s/ PHILLIP D. GREEN	Group Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 6, 2014
Phillip D. Green As attorney-in-fact for the persons indicated