Form 10-Q
period 2014-03-31
CULLEN/FROST BANKERS, INC.
filed 2014-04-23
CIK 39263

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2014
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of April 17, 2014, there were 60,911,318 shares of the registrant’s Common Stock, $.01 par value, outstanding.

Cullen/Frost Bankers, Inc.
Quarterly Report on Form 10-Q
March 31, 2014

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Cullen/Frost Bankers, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	March 31, 2014	December 31, 2013
Assets:
Cash and due from banks	$692,272	$885,121
Interest-bearing deposits	4,480,586	3,646,756
Federal funds sold and resell agreements	5,273	24,248
Total cash and cash equivalents	5,178,131	4,556,125
Securities held to maturity, at amortized cost	3,082,082	3,139,748
Securities available for sale, at estimated fair value	5,482,465	5,895,436
Trading account securities	15,524	16,398
Loans, net of unearned discounts	9,750,645	9,515,700
Less: Allowance for loan losses	(95,156)	(92,438)
Net loans	9,655,489	9,423,262
Premises and equipment, net	320,701	313,331
Goodwill	536,649	536,649
Other intangible assets, net	5,656	6,345
Cash surrender value of life insurance policies	141,790	141,108
Accrued interest receivable and other assets	266,598	284,537
Total assets	$24,685,085	$24,312,939

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$8,617,316	$8,311,149
Interest-bearing deposits	12,448,317	12,377,637
Total deposits	21,065,633	20,688,786
Federal funds purchased and repurchase agreements	515,235	668,253
Junior subordinated deferrable interest debentures	123,712	123,712
Other long-term borrowings	100,000	100,000
Accrued interest payable and other liabilities	314,586	218,027
Total liabilities	22,119,166	21,798,778

Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; 6,000,000 Series A shares ($25 liquidation preference) issued at March 31, 2014 and at December 31, 2013	144,486	144,486
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 61,632,464 shares issued at March 31, 2014 and December 31, 2013	617	617
Additional paid-in capital	727,677	724,197
Retained earnings	1,599,337	1,575,282
Accumulated other comprehensive income, net of tax	142,748	140,434
Treasury stock, at cost; 736,196 shares at March 31, 2014 and 1,066,021 shares at December 31, 2013	(48,946)	(70,855)
Total shareholders’ equity	2,565,919	2,514,161
Total liabilities and shareholders’ equity	$24,685,085	$24,312,939
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Interest income:
Loans, including fees	$104,315	$102,056
Securities:
Taxable	21,403	27,377
Tax-exempt	35,564	27,954
Interest-bearing deposits	2,404	1,353
Federal funds sold and resell agreements	20	22
Total interest income	163,706	158,762
Interest expense:
Deposits	2,561	4,008
Federal funds purchased and repurchase agreements	27	30
Junior subordinated deferrable interest debentures	561	1,673
Other long-term borrowings	222	238
Total interest expense	3,371	5,949
Net interest income	160,335	152,813
Provision for loan losses	6,600	6,000
Net interest income after provision for loan losses	153,735	146,813
Non-interest income:
Trust and investment management fees	25,411	21,885
Service charges on deposit accounts	19,974	20,044
Insurance commissions and fees	13,126	13,070
Interchange and debit card transaction fees	4,243	4,011
Other charges, commissions and fees	8,207	7,755
Net gain (loss) on securities transactions	—	5
Other	6,529	11,010
Total non-interest income	77,490	77,780
Non-interest expense:
Salaries and wages	70,217	66,465
Employee benefits	17,388	17,991
Net occupancy	12,953	11,979
Furniture and equipment	14,953	14,185
Deposit insurance	3,117	2,889
Intangible amortization	689	820
Other	38,624	41,485
Total non-interest expense	157,941	155,814
Income before income taxes	73,284	68,779
Income taxes	12,096	13,591
Net income	61,188	55,188
Preferred stock dividends	2,016	—
Net income available to common shareholders	$59,172	$55,188

Earnings per common share:
Basic	$0.97	$0.91
Diluted	0.96	0.91
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Three Months Ended March 31,
	2014	2013
Net income	$61,188	$55,188
Other comprehensive income (loss), before tax:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	21,431	(21,344)
Change in net unrealized gain on securities transferred to held to maturity	(9,198)	(8,459)
Reclassification adjustment for net (gains) losses included in net income	—	(5)
Total securities available for sale and transferred securities	12,233	(29,808)
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	672	1,640
Derivatives:
Change in the accumulated gain/loss on effective cash flow hedge derivatives	—	—
Reclassification adjustments for (gains) losses included in net income:
Interest rate swaps on variable-rate loans	(9,345)	(9,345)
Interest rate swap on junior subordinated deferrable interest debentures	—	1,085
Total derivatives	(9,345)	(8,260)
Other comprehensive income (loss), before tax	3,560	(36,428)
Deferred tax expense (benefit) related to other comprehensive income	1,246	(12,750)
Other comprehensive income (loss), net of tax	2,314	(23,678)
Comprehensive income	$63,502	$31,510
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Total shareholders’ equity at beginning of period	$2,514,161	$2,417,482
Net income	61,188	55,188
Other comprehensive income (loss)	2,314	(23,678)
Stock option exercises (329,825 shares in 2014 and 395,425 shares in 2013)	17,279	20,446
Stock compensation expense recognized in earnings	2,136	2,342
Tax benefits (deficiencies) related to stock compensation	1,344	(209)
Issuance of preferred stock (6,000,000 shares in 2013)	—	144,539
Purchase of treasury stock (1,905,077 shares in 2013)	—	(115,200)
Accelerated share repurchase forward contract	—	(28,800)
Cash dividends – preferred stock (approximately $0.34 per share in 2014)	(2,016)	—
Cash dividends – common stock ($0.50 per share in 2014 and $0.48 per share in 2013)	(30,487)	(28,779)
Total shareholders’ equity at end of period	$2,565,919	$2,443,331
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Three Months Ended March 31,
	2014	2013
Operating Activities:
Net income	$61,188	$55,188
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	6,600	6,000
Deferred tax expense (benefit)	(1,933)	(2,118)
Accretion of loan discounts	(3,503)	(2,900)
Securities premium amortization (discount accretion), net	13,810	8,710
Net (gain) loss on securities transactions	—	(5)
Depreciation and amortization	9,702	9,464
Net (gain) loss on sale/write-down of assets/foreclosed assets	147	3,342
Stock-based compensation	2,136	2,342
Net tax benefit (deficiency) from stock-based compensation	9	(331)
Excess tax benefits from stock-based compensation	(1,335)	(122)
Earnings on life insurance policies	(682)	(893)
Net change in:
Trading account securities	909	7,410
Accrued interest receivable and other assets	14,633	9,460
Accrued interest payable and other liabilities	(29,098)	(140,719)
Net cash from operating activities	72,583	(45,172)

Investing Activities:
Securities held to maturity:
Purchases	—	(133,832)
Maturities, calls and principal repayments	42,113	8,133
Securities available for sale:
Purchases	(617,914)	(4,498,091)
Sales	—	4,498,102
Maturities, calls and principal repayments	1,163,981	321,322
Net change in loans	(237,216)	47,259
Net cash paid in acquisitions	—	—
Proceeds from sales of premises and equipment	15	12,550
Purchases of premises and equipment	(13,215)	(6,834)
Proceeds from sales of repossessed properties	1,719	2,142
Net cash from investing activities	339,483	250,751

Financing Activities:
Net change in deposits	376,847	(453,462)
Net change in short-term borrowings	(153,018)	(50,959)
Principal payments on long-term borrowings	—	(5)
Proceeds from stock option exercises	17,279	20,446
Excess tax benefits from stock-based compensation	1,335	122
Proceeds from issuance of preferred stock	—	144,539
Purchase of treasury stock	—	(115,200)
Accelerated share repurchase forward contract	—	(28,800)
Cash dividends paid on preferred stock	(2,016)	—
Cash dividends paid on common stock	(30,487)	(28,779)
Net cash from financing activities	209,940	(512,098)

Net change in cash and cash equivalents	622,006	(306,519)
Cash and equivalents at beginning of period	4,556,125	3,524,979
Cash and equivalents at end of period	$5,178,131	$3,218,460

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
The consolidated financial statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Corporation’s financial position and results of operations. All such adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (SEC). Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Corporation’s consolidated financial statements, and notes thereto, for the year ended December 31, 2013, included in the Corporation’s Annual Report on Form 10-K filed with the SEC on February 6, 2014 (the “2013 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.
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
Cash Flow Reporting. Additional cash flow information was as follows:

	Three Months Ended March 31,
	2014	2013
Cash paid for interest	$3,495	$6,056
Cash paid for income tax	—	—
Significant non-cash transactions:
Loans foreclosed and transferred to other real estate owned and foreclosed assets	1,994	274
Loans to facilitate the sale of other real estate owned	102	—
Deferred gain on sale of building and parking garage	—	1,318

Note 2 - Securities
A summary of the amortized cost and estimated fair value of securities, excluding trading securities, is presented below.

	March 31, 2014				December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity
U.S. Treasury	$248,693	$18,475	$—	$267,168	$248,592	$20,139	$—	$268,731
Residential mortgage-backed securities	9,512	92	58	9,546	9,674	89	143	9,620
States and political subdivisions	2,822,877	11,989	67,121	2,767,745	2,880,482	7,691	137,861	2,750,312
Other	1,000	—	—	1,000	1,000	—	—	1,000
Total	$3,082,082	$30,556	$67,179	$3,045,459	$3,139,748	$27,919	$138,004	$3,029,663
Available for Sale
U.S. Treasury	$1,825,033	$15,178	$1,453	$1,838,758	$2,522,159	$18,395	$—	$2,540,554
U.S. Government agencies/corporations	—	—	—	—	54,024	—	44	53,980
Residential mortgage-backed securities	1,610,400	68,553	1,036	1,677,917	1,710,664	66,791	1,439	1,776,016
States and political subdivisions	1,893,310	38,680	2,190	1,929,800	1,476,316	20,090	7,492	1,488,914
Other	35,990	—	—	35,990	35,972	—	—	35,972
Total	$5,364,733	$122,411	$4,679	$5,482,465	$5,799,135	$105,276	$8,975	$5,895,436
All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. At March 31, 2014, approximately 96.7% of the securities in the Corporation’s municipal bond portfolio were issued by political subdivisions or agencies within the State of Texas, of which approximately 68.8% are either guaranteed by the Texas Permanent School Fund, which has a “triple A” insurer financial strength rating, or secured by U.S. Treasury securities via defeasance of the debt by the issuers. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the above table. The carrying value of securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $2.6 billion at March 31, 2014 and $3.0 billion and December 31, 2013.
During the fourth quarter of 2012, the Corporation reclassified certain securities from available for sale to held to maturity. The securities had an aggregate fair value of $2.3 billion with an aggregate net unrealized gain of $165.7 million ($107.7 million, net of tax) on the date of the transfer. The net unamortized, unrealized gain on the transferred securities included in accumulated other comprehensive income in the accompanying balance sheet as of March 31, 2014 totaled $120.2 million ($78.1 million, net of tax). This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities.

As of March 31, 2014, securities, with unrealized losses segregated by length of impairment, were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Held to Maturity
Residential mortgage-backed securities	$6,967	$58	$—	$—	$6,967	$58
States and political subdivisions	909,160	20,135	1,338,645	46,986	2,247,805	67,121
Total	$916,127	$20,193	$1,338,645	$46,986	$2,254,772	$67,179
Available for Sale
U.S. Treasury	$300,984	$1,453	$—	$—	$300,984	$1,453
Residential mortgage-backed securities	14,598	804	2,745	232	17,343	1,036
States and political subdivisions	332,824	2,190	—	—	332,824	2,190
Total	$648,406	$4,447	$2,745	$232	$651,151	$4,679
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
Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time the Corporation will receive full value for the securities. Furthermore, as of March 31, 2014, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Corporation will not have to sell any such securities before a recovery of cost. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2014, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Corporation’s consolidated income statement.
The amortized cost and estimated fair value of securities, excluding trading securities, at March 31, 2014 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities and equity securities are shown separately since they are not due at a single maturity date.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$136,041	$140,005	$798,320	$806,678
Due after one year through five years	451,340	478,859	880,127	889,983
Due after five years through ten years	167,188	163,840	1,298,721	1,305,841
Due after ten years	2,318,001	2,253,209	741,175	766,056
Residential mortgage-backed securities	9,512	9,546	1,610,400	1,677,917
Equity securities	—	—	35,990	35,990
Total	$3,082,082	$3,045,459	$5,364,733	$5,482,465
Sales of securities available for sale were as follows:

	Three Months Ended March 31,
	2014	2013
Proceeds from sales	$—	$4,498,102
Gross realized gains	—	5
Gross realized losses	—	—
Tax (expense) benefit of securities gains/losses	—	(2)

Trading account securities, at estimated fair value, were as follows:

	March 31, 2014	December 31, 2013
U.S. Treasury	$15,489	$15,389
States and political subdivisions	35	1,009
Total	$15,524	$16,398
Net gains and losses on trading account securities were as follows:

	Three Months Ended March 31,
	2014	2013
Net gain on sales transactions	$240	$294
Net mark-to-market gains (losses)	(3)	(3)
Net gain on trading account securities	$237	$291
Note 3 - Loans
Loans were as follows:

	March 31, 2014	Percentage of Total	December 31, 2013	Percentage of Total
Commercial and industrial:
Commercial	$4,686,817	48.1%	$4,460,543	46.9%
Leases	307,269	3.1	319,577	3.4
Asset-based	112,640	1.2	126,956	1.3
Total commercial and industrial	5,106,726	52.4	4,907,076	51.6
Commercial real estate:
Commercial mortgages	2,800,091	28.7	2,800,760	29.4
Construction	445,491	4.6	426,639	4.5
Land	250,557	2.6	239,937	2.5
Total commercial real estate	3,496,139	35.9	3,467,336	36.4
Consumer real estate:
Home equity loans	334,802	3.4	329,853	3.5
Home equity lines of credit	199,734	2.0	195,132	2.1
1-4 family residential mortgages	29,749	0.3	32,447	0.3
Construction	15,509	0.2	13,123	0.1
Other	239,203	2.5	237,649	2.5
Total consumer real estate	818,997	8.4	808,204	8.5
Total real estate	4,315,136	44.3	4,275,540	44.9
Consumer and other:
Consumer installment	346,798	3.5	350,827	3.7
Other	5,522	0.1	7,289	0.1
Total consumer and other	352,320	3.6	358,116	3.8
Unearned discounts	(23,537)	(0.3)	(25,032)	(0.3)
Total loans	$9,750,645	100.0%	$9,515,700	100.0%
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
Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Corporation’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Corporation’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Corporation avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Corporation also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At March 31, 2014, approximately 58% of the outstanding principal balance of the Corporation’s commercial real estate loans were secured by owner-occupied properties.
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
Concentrations of Credit. Most of the Corporation’s lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio, as well as other markets. The majority of the Corporation’s loan portfolio consists of commercial and industrial and commercial real estate loans. Other than energy loans, as of March 31, 2014 there were no concentrations of loans related to any single industry in excess of 10% of total loans.
Foreign Loans. The Corporation has U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at March 31, 2014 or December 31, 2013.

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
Non-accrual loans, segregated by class of loans, were as follows:

	March 31, 2014	December 31, 2013
Commercial and industrial:
Energy	$526	$590
Other commercial	22,458	26,143
Commercial real estate:
Buildings, land and other	23,319	27,035
Construction	312	—
Consumer real estate	2,178	2,207
Consumer and other	710	745
Total	$49,503	$56,720
As of March 31, 2014, non-accrual loans reported in the table above included $793 thousand related to loans that were restructured as “troubled debt restructurings” during three months ended March 31, 2014. Had non-accrual loans performed in accordance with their original contract terms, the Corporation would have recognized additional interest income, net of tax, of approximately $358 thousand for the three months ended March 31, 2014, compared to $608 thousand for the same period in 2013.
An age analysis of past due loans (including both accruing and non-accruing loans), segregated by class of loans, as of March 31, 2014 was as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and industrial:
Energy	$1	$526	$527	$1,151,792	$1,152,319	$—
Other commercial	10,078	12,602	22,680	3,931,727	3,954,407	4,419
Commercial real estate:
Buildings, land and other	9,814	15,287	25,101	3,025,547	3,050,648	1,622
Construction	411	—	411	445,080	445,491	—
Consumer real estate	5,876	2,332	8,208	810,789	818,997	2,105
Consumer and other	2,539	1,053	3,592	348,728	352,320	893
Unearned discounts	—	—	—	(23,537)	(23,537)	—
Total	$28,719	$31,800	$60,519	$9,690,126	$9,750,645	$9,039

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

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
March 31, 2014
Commercial and industrial:
Energy	$545	$526	$—	$526	$—
Other commercial	28,100	15,663	3,728	19,391	2,731
Commercial real estate:
Buildings, land and other	25,842	20,015	1,013	21,028	776
Construction	481	312	—	312	—
Consumer real estate	894	718	—	718	—
Consumer and other	310	264	—	264	—
Total	$56,172	$37,498	$4,741	$42,239	$3,507
December 31, 2013
Commercial and industrial:
Energy	$545	$531	$—	$531	$—
Other commercial	31,429	15,337	7,004	22,341	4,140
Commercial real estate:
Buildings, land and other	27,792	15,697	8,870	24,567	2,786
Construction	—	—	—	—	—
Consumer real estate	907	745	—	745	—
Consumer and other	334	278	—	278	—
Total	$61,007	$32,588	$15,874	$48,462	$6,926
The average recorded investment in impaired loans was as follows:

	Three Months Ended March 31,
	2014	2013
Commercial and industrial:
Energy	$529	$535
Other commercial	20,866	42,452
Commercial real estate:
Buildings, land and other	22,798	36,338
Construction	156	1,078
Consumer real estate	732	849
Consumer and other	271	392
Total	$45,352	$81,644

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
Troubled debt restructurings during the three months ended March 31, 2014 and March 31, 2013 are set forth in the following table.

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Balance at Restructure	Balance at Period-End	Balance at Restructure	Balance at Period-End
Commercial and industrial:
Energy	$—	$—	$—	$—
Other commercial	819	793	275	275
Commercial real estate:
Buildings, land and other	—	—	1,680	1,613
	$819	$793	$1,955	$1,888
The modifications during the reported periods primarily related to extending amortization periods, converting the loans to interest only for a limited period of time, consolidating notes and/or reducing collateral or interest rates. The modifications did not significantly impact the Corporation’s determination of the allowance for loan losses. As of March 31, 2014, $5.2 million of loans restructured during 2013 were in excess of 90 days past due. During the three months ended March 31, 2014, the Corporation charged-off $427 thousand of commercial and industrial loans that were restructured during 2013. During the three months ended March 31, 2014, the Corporation also foreclosed upon certain commercial real estate loans that were restructured during 2013. The Corporation recognized $500 thousand of other real estate owned and no charge-offs in connection with these foreclosures. The aforementioned charge-offs, foreclosures and past due loans did not significantly impact the Corporation’s determination of the allowance for loan losses.
Credit Quality Indicators. As part of the on-going monitoring of the credit quality of the Corporation’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the weighted-average risk grade of commercial loans, (ii) the level of classified commercial loans, (iii) the delinquency status of consumer loans (see details above), (iv) net charge-offs, (v) non-performing loans (see details above) and (vi) the general economic conditions in the State of Texas.
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

	March 31, 2014		December 31, 2013
	Weighted Average Risk Grade	Loans	Weighted Average Risk Grade	Loans
Commercial and industrial:
Energy
Risk grades 1-8	5.36	$1,129,839	5.37	$1,106,348
Risk grade 9	9.00	21,733	9.00	7,726
Risk grade 10	10.00	221	10.00	245
Risk grade 11	11.00	—	11.00	500
Risk grade 12	12.00	526	12.00	590
Risk grade 13	13.00	—	13.00	—
Total energy	5.43	$1,152,319	5.40	$1,115,409
Other commercial
Risk grades 1-8	5.98	$3,671,876	5.95	$3,507,963
Risk grade 9	9.00	76,294	9.00	74,766
Risk grade 10	10.00	87,148	10.00	89,878
Risk grade 11	11.00	96,581	11.00	92,917
Risk grade 12	12.00	19,253	12.00	21,389
Risk grade 13	13.00	3,255	13.00	4,754
Total other commercial	6.28	$3,954,407	6.27	$3,791,667
Commercial real estate:
Buildings, land and other
Risk grades 1-8	6.59	$2,840,771	6.59	$2,844,665
Risk grade 9	9.00	88,408	9.00	65,770
Risk grade 10	10.00	47,465	10.00	49,881
Risk grade 11	11.00	50,454	11.00	53,208
Risk grade 12	12.00	22,774	12.00	24,387
Risk grade 13	13.00	776	13.00	2,786
Total commercial real estate	6.83	$3,050,648	6.83	$3,040,697
Construction
Risk grades 1-8	7.05	$441,923	7.05	$418,999
Risk grade 9	9.00	1,682	9.00	1,301
Risk grade 10	10.00	1,353	10.00	5,931
Risk grade 11	11.00	221	11.00	408
Risk grade 12	12.00	312	12.00	—
Risk grade 13	13.00	—	13.00	—
Total construction	7.07	$445,491	7.10	$426,639
The Corporation has established maximum loan to value standards to be applied during the origination process of commercial and consumer real estate loans. The Corporation does not subsequently monitor loan-to-value ratios (either individually or on a weighted-average basis) for loans that are subsequently considered to be of a pass grade (grades 9 or better) and/or current with respect to principal and interest payments. As stated above, when an individual commercial real estate loan has a calculated risk grade of 10 or higher, a special assets officer analyzes the loan to determine whether the loan is impaired. At that time, the Corporation reassesses the loan to value position in the loan. If the loan is determined to be collateral dependent, specific allocations of the allowance for loan losses are made for the amount of any collateral deficiency. If a collateral deficiency is ultimately deemed to be uncollectible, the amount is charged-off. These loans and related assessments of collateral position are monitored on an individual, case-by-case basis. The Corporation does not monitor loan-to-value ratios on a weighted-average basis for commercial real estate loans having a calculated risk grade of 10 or higher. Nonetheless, there were three commercial real estate loans having a calculated risk grade of 10 or higher in excess of $5 million as of March 31, 2014, which totaled $24.9 million and had a weighted-average loan-to-value ratio of approximately 75.5%. When an individual consumer real estate loan becomes past due by more than 10 days, the assigned relationship manager will begin collection efforts. The Corporation only reassesses the loan to value position in a consumer real estate loan if, during the course of the collections process, it is determined that the loan has become collateral dependent, and any collateral deficiency is recognized as a charge-off to the allowance for loan losses. Accordingly, the Corporation does not monitor loan-to-value ratios on a weighted-average basis for collateral dependent consumer real estate loans.
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
Net (charge-offs)/recoveries, segregated by class of loans, were as follows:

	Three Months Ended March 31,
	2014	2013
Commercial and industrial:
Energy	$(13)	$—
Other commercial	(1,683)	(16,527)
Commercial real estate:
Buildings, land and other	(1,618)	215
Construction	40	114
Consumer real estate	23	(276)
Consumer and other	(631)	(390)
Total	$(3,882)	$(16,864)
In assessing the general economic conditions in the State of Texas, management monitors and tracks the Texas Leading Index (“TLI”), which is produced by the Federal Reserve Bank of Dallas. The TLI is a single summary statistic that is designed to signal the likelihood of the Texas economy’s transition from expansion to recession and vice versa. Management believes this index provides a reliable indication of the direction of overall credit quality. The TLI is a composite of the following eight leading indicators: (i) Texas Value of the Dollar, (ii) U.S. Leading Index, (iii) real oil prices (iv) well permits, (v) initial claims for unemployment insurance, (vi) Texas Stock Index, (vii) Help-Wanted Index and (viii) average weekly hours worked in manufacturing. The TLI totaled 130.3 at February 28, 2014 (most recent date available) and 129.2 at December 31, 2013. A higher TLI value implies more favorable economic conditions.

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
General valuation allowances also include amounts allocated for loans to borrowers in distressed industries. To determine the amount of the allocation for each loan portfolio segment, management calculates the weighted-average risk grade for all loans to borrowers in distressed industries by loan portfolio segment. A multiple is then applied to the amount by which the weighted-average risk grade for loans to borrowers in distressed industries exceeds the weighted-average risk grade for all pass-grade loans within the loan portfolio segment to derive an allocation factor for loans to borrowers in distressed industries. The amount of the allocation for each loan portfolio segment is the product of this allocation factor and the outstanding balance of pass-grade loans within the identified distressed industries that have a risk grade of 6 or higher. Management identifies potential distressed industries by analyzing industry trends related to delinquencies, classifications and charge-offs. At March 31, 2014 and December 31, 2013, certain segments of contractors were considered to be a distressed industry based on elevated levels of delinquencies, classifications and charge-offs relative to other industries within the Corporation’s loan portfolio. Furthermore, the Corporation determined, through a review of borrower financial information that, as a whole, contractors have experienced, among other things, decreased revenues, reduced backlog of work, compressed margins and little, if any, net income.
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

The following table presents details of the allowance for loan losses, segregated by loan portfolio segment.

	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Unallocated	Total
March 31, 2014
Historical valuation allowances	$36,638	$13,121	$1,966	$9,364	$—	$61,089
Specific valuation allowances	2,731	776	—	—	—	3,507
General valuation allowances:
Environmental risk adjustment	7,189	3,223	465	2,420	—	13,297
Distressed industries	2,354	96	—	—	—	2,450
Excessive industry concentrations	1,894	327	—	—	—	2,221
Large relationship concentrations	1,662	1,135	—	—	—	2,797
Highly-leveraged credit relationships	5,170	957	—	—	—	6,127
Policy exceptions	—	—	—	—	2,547	2,547
Credit and collateral exceptions	—	—	—	—	1,954	1,954
Loans not reviewed by concurrence	2,008	2,176	2,280	1,056	—	7,520
Adjustment for recoveries	(2,592)	(791)	(178)	(7,149)	—	(10,710)
General macroeconomic risk	—	—	—	—	2,357	2,357
Total	$57,054	$21,020	$4,533	$5,691	$6,858	$95,156
December 31, 2013
Historical valuation allowances	$29,357	$13,042	$2,644	$8,695	$—	$53,738
Specific valuation allowances	4,140	2,786	—	—	—	6,926
General valuation allowances:
Environmental risk adjustment	5,497	3,314	664	2,331	—	11,806
Distressed industries	7,812	384	—	—	—	8,196
Excessive industry concentrations	1,499	367	—	—	—	1,866
Large relationship concentrations	1,529	1,081	—	—	—	2,610
Highly-leveraged credit relationships	4,535	619	—	—	—	5,154
Policy exceptions	—	—	—	—	2,492	2,492
Credit and collateral exceptions	—	—	—	—	1,398	1,398
Loans not reviewed by concurrence	2,009	2,201	2,250	1,064	—	7,524
Adjustment for recoveries	(3,588)	(1,204)	(328)	(7,080)	—	(12,200)
General macroeconomic risk	—	—	—	—	2,928	2,928
Total	$52,790	$22,590	$5,230	$5,010	$6,818	$92,438
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

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2014 and 2013. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Unallocated	Total
Three months ended:
March 31, 2014
Beginning balance	$52,790	$22,590	$5,230	$5,010	$6,818	$92,438
Provision for loan losses	5,960	8	(720)	1,312	40	6,600
Charge-offs	(2,367)	(1,791)	(21)	(2,487)	—	(6,666)
Recoveries	671	213	44	1,856	—	2,784
Net charge-offs	(1,696)	(1,578)	23	(631)	—	(3,882)
Ending balance	$57,054	$21,020	$4,533	$5,691	$6,858	$95,156

March 31, 2013
Beginning balance	$54,164	$29,346	$5,252	$3,507	$12,184	$104,453
Provision for loan losses	13,448	(4,866)	172	607	(3,361)	6,000
Charge-offs	(17,152)	(266)	(336)	(2,177)	—	(19,931)
Recoveries	625	595	60	1,787	—	3,067
Net charge-offs	(16,527)	329	(276)	(390)	—	(16,864)
Ending balance	$51,085	$24,809	$5,148	$3,724	$8,823	$93,589
The following table details the amount of the allowance for loan losses allocated to each portfolio segment as of March 31, 2014, December 31, 2013 and March 31, 2013, detailed on the basis of the impairment methodology used by the Corporation.

	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Unallocated	Total
March 31, 2014
Loans individually evaluated for impairment	$19,838	$1,820	$—	$—	$—	$21,658
Loans collectively evaluated for impairment	37,216	19,200	4,533	5,691	6,858	73,498
Balance at March 31, 2014	$57,054	$21,020	$4,533	$5,691	$6,858	$95,156
December 31, 2013
Loans individually evaluated for impairment	$16,682	$3,914	$—	$—	$—	$20,596
Loans collectively evaluated for impairment	36,108	18,676	5,230	5,010	6,818	71,842
Balance at December 31, 2013	$52,790	$22,590	$5,230	$5,010	$6,818	$92,438
March 31, 2013
Loans individually evaluated for impairment	$13,464	$4,576	$—	$—	$—	$18,040
Loans collectively evaluated for impairment	37,621	20,233	5,148	3,724	8,823	75,549
Balance at March 31, 2013	$51,085	$24,809	$5,148	$3,724	$8,823	$93,589

The Corporation’s recorded investment in loans as of March 31, 2014, December 31, 2013 and March 31, 2013 related to each balance in the allowance for loan losses by portfolio segment and detailed on the basis of the impairment methodology used by the Corporation was as follows:

	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Unearned Discounts	Total
March 31, 2014
Loans individually evaluated for impairment	$206,984	$123,355	$718	$264	$—	$331,321
Loans collectively evaluated for impairment	4,899,742	3,372,784	818,279	352,056	(23,537)	9,419,324
Ending balance	$5,106,726	$3,496,139	$818,997	$352,320	$(23,537)	$9,750,645
December 31, 2013
Loans individually evaluated for impairment	$210,273	$136,601	$745	$278	$—	$347,897
Loans collectively evaluated for impairment	4,696,803	3,330,735	807,459	357,838	(25,032)	9,167,803
Ending balance	$4,907,076	$3,467,336	$808,204	$358,116	$(25,032)	$9,515,700
March 31, 2013
Loans individually evaluated for impairment	$148,858	$158,651	$834	$384	$—	$308,727
Loans collectively evaluated for impairment	4,559,807	3,232,858	770,822	310,964	(20,827)	8,853,624
Ending balance	$4,708,665	$3,391,509	$771,656	$311,348	$(20,827)	$9,162,351
Note 4 - Goodwill and Other Intangible Assets
Goodwill and other intangible assets are presented in the table below.

	March 31, 2014	December 31, 2013
Goodwill	$536,649	$536,649
Other intangible assets:
Core deposits	$2,564	$3,005
Customer relationship	2,643	2,828
Non-compete agreements	449	512
	$5,656	$6,345
The estimated aggregate future amortization expense for intangible assets remaining as of March 31, 2014 is as follows:

Remainder of 2014	$1,846
2015	1,732
2016	989
2017	365
2018	261
Thereafter	463
$5,656

Note 5 - Deposits
Deposits were as follows:

	March 31, 2014	Percentage of Total	December 31, 2013	Percentage of Total
Non-interest-bearing demand deposits:
Commercial and individual	$7,805,678	37.0%	$7,445,656	36.0%
Correspondent banks	403,884	1.9	427,134	2.1
Public funds	407,754	2.0	438,359	2.1
Total non-interest-bearing demand deposits	8,617,316	40.9	8,311,149	40.2
Interest-bearing deposits:
Private accounts:
Savings and interest checking	4,054,812	19.3	4,020,313	19.4
Money market accounts	7,019,501	33.3	6,883,869	33.3
Time accounts of $100,000 or more	487,750	2.3	508,441	2.5
Time accounts under $100,000	439,098	2.1	438,800	2.1
Total private accounts	12,001,161	57.0	11,851,423	57.3
Public funds:
Savings and interest checking	260,432	1.2	305,976	1.5
Money market accounts	40,942	0.2	56,015	0.2
Time accounts of $100,000 or more	141,455	0.7	160,637	0.8
Time accounts under $100,000	4,327	—	3,586	—
Total public funds	447,156	2.1	526,214	2.5
Total interest-bearing deposits	12,448,317	59.1	12,377,637	59.8
Total deposits	$21,065,633	100.0%	$20,688,786	100.0%
The following table presents additional information about the Corporation’s deposits:

	March 31, 2014	December 31, 2013
Deposits from the Certificate of Deposit Account Registry Service (CDARS) deposits	$12,447	$200
Deposits from foreign sources (primarily Mexico)	766,095	769,970
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

Financial instruments with off-balance-sheet risk were as follows:

	March 31, 2014	December 31, 2013
Commitments to extend credit	$6,940,238	$6,919,942
Standby letters of credit	182,845	186,857
Deferred standby letter of credit fees	1,367	1,450
Lease Commitments. The Corporation leases certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $6.5 million and $5.8 million during the three months ended March 31, 2014 and 2013. There has been no significant change in the future minimum lease payments payable by the Corporation since December 31, 2013. See the 2013 Form 10-K for information regarding these commitments.
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
Cullen/Frost’s and Frost Bank’s Tier 1 capital consists of shareholders’ equity excluding unrealized gains and losses on securities available for sale, the accumulated gain or loss on effective cash flow hedging derivatives, the net actuarial gain/loss on the Corporation’s defined benefit post-retirement benefit plans, goodwill and other intangible assets. Tier 1 capital for Cullen/Frost also includes $144.5 million of 5.375% non-cumulative perpetual preferred stock and $120 million of trust preferred securities issued by its unconsolidated subsidiary trust. Cullen/Frost’s and Frost Bank’s total capital is comprised of Tier 1 capital for each entity plus a permissible portion of the allowance for loan losses and outstanding subordinated debt. The Corporation’s aggregate $100 million of floating rate subordinated notes are not included in Tier 1 capital but the permissible portion (which decreases 20% per year during the final five years of the term of the notes) totaling $40 million at March 31, 2014 and $60 million at December 31, 2013, is included in total capital of Cullen/Frost.
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

Actual and required capital ratios for Cullen/Frost and Frost Bank were as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
March 31, 2014
Total Capital to Risk-Weighted Assets
Cullen/Frost	$2,143,633	15.38%	$1,114,668	8.00%	$1,393,334	10.00%
Frost Bank	1,812,731	13.04	1,112,278	8.00	1,390,347	10.00
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	2,008,477	14.41	557,334	4.00	836,001	6.00
Frost Bank	1,738,154	12.50	556,139	4.00	834,208	6.00
Leverage Ratio
Cullen/Frost	2,008,477	8.59	935,707	4.00	1,169,634	5.00
Frost Bank	1,738,154	7.45	933,117	4.00	1,166,397	5.00
December 31, 2013
Total Capital to Risk-Weighted Assets
Cullen/Frost	$2,110,774	15.52%	$1,088,349	8.00%	$1,360,437	10.00%
Frost Bank	1,780,313	13.12	1,085,447	8.00	1,356,809	10.00
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,958,336	14.39	544,175	4.00	816,262	6.00
Frost Bank	1,707,307	12.58	542,724	4.00	814,085	6.00
Leverage Ratio
Cullen/Frost	1,958,336	8.49	922,728	4.00	1,153,410	5.00
Frost Bank	1,707,307	7.42	920,107	4.00	1,150,134	5.00
Management believes that, as of March 31, 2014, Cullen/Frost and its bank subsidiary, Frost Bank, were “well capitalized” based on the ratios presented above. In July 2013, Cullen/Frost’s and Frost Bank’s primary federal regulator, the Federal Reserve, published final rules establishing a new comprehensive capital framework for U.S. banking organizations which will become effective on January 1, 2015 (subject to a phase-in period). Management believes that, as of March 31, 2014, Cullen/Frost and Frost Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect. See the section captioned “Supervision and Regulation” in Item 1. Business of the Corporation’s 2013 Form 10-K for more information on the Basel III Capital Rules.
Cullen/Frost and Frost Bank are subject to the regulatory capital requirements administered by the Federal Reserve, and, for Frost Bank, the Federal Deposit Insurance Corporation (“FDIC”). Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on the Corporation’s financial statements. Management believes, as of March 31, 2014, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.
Trust Preferred Securities. In accordance with the applicable accounting standard related to variable interest entities, the accounts of the Corporation’s wholly owned subsidiary trust, Cullen/Frost Capital Trust II, have not been included in the Corporation’s consolidated financial statements. However, the $120.0 million in trust preferred securities issued by this subsidiary trust have been included in the Tier 1 capital of Cullen/Frost for regulatory capital purposes pursuant to guidance from the Federal Reserve. As more fully discussed in the Corporation's 2013 Form 10-K, new rules related to the implementation of the Basel III capital framework will require the phase-out of certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies beginning January 1, 2015.
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
Dividend Restrictions. In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well capitalized” status, at March 31, 2014, Frost Bank could pay aggregate dividends of up to $227.9 million to Cullen/Frost without prior regulatory approval.
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
During 2007, the Corporation entered into three interest rate swap contracts on variable-rate loans with a total notional amount of $1.2 billion. The interest rate swap contracts were designated as hedging instruments in cash flow hedges with the objective of protecting the overall cash flows from the Corporation’s monthly interest receipts on a rolling portfolio of $1.2 billion of variable-rate loans outstanding throughout the 84-month period beginning in October 2007 and ending in October 2014 from the risk of variability of those cash flows such that the yield on the underlying loans would remain constant. As more fully discussed in the 2013 Form 10-K, the Corporation terminated portions of the hedges and settled portions of the interest rate swap contracts during November 2009 and terminated the remaining portions of the hedges and settled the remaining portions of the interest rate swap contracts during November 2010. The deferred accumulated after-tax gain applicable to the settled interest rate swap contracts included in accumulated other comprehensive income totaled $21.3 million and $30.6 million ($13.8 million and $19.9 million on an after-tax basis) at March 31, 2014 and December 31, 2013. The remaining deferred gain of $21.3 million ($13.8 million on an after-tax basis) at March 31, 2014 will be recognized ratably in earnings through October 2014.
During 2008, the Corporation entered into an interest rate swap contract on junior subordinated deferrable interest debentures with a total notional amount of $120.0 million. The interest rate swap contract was designated as a hedging instrument in a cash flow hedge with the objective of protecting the quarterly interest payments on the Corporation’s $120.0 million of junior subordinated deferrable interest debentures issued to Cullen/Frost Capital Trust II throughout a five-year period beginning in December 2008 and ending in December 2013 from the risk of variability of those payments resulting from changes in the three-month LIBOR interest rate. Under the swap, the Corporation paid a fixed interest rate of 5.47% and received a variable interest rate of three-month LIBOR plus a margin of 1.55% on a total notional amount of $120.0 million, with quarterly settlements. The swap terminated in December 2013.
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

	March 31, 2014		December 31, 2013
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivatives designated as hedges of fair value:
Financial institution counterparties:
Loan/lease interest rate swaps – assets	$51,386	$1,164	$50,965	$1,386
Loan/lease interest rate swaps – liabilities	37,779	(3,882)	43,631	(4,191)
Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan/lease interest rate swaps – assets	203,258	6,860	195,234	9,573
Loan/lease interest rate swaps – liabilities	570,928	(33,029)	626,980	(32,469)
Loan/lease interest rate caps – assets	73,058	1,838	53,058	1,309
Customer counterparties:
Loan/lease interest rate swaps – assets	570,928	32,985	626,980	32,426
Loan/lease interest rate swaps – liabilities	203,258	(6,860)	195,234	(9,573)
Loan/lease interest rate caps – liabilities	73,058	(1,838)	53,058	(1,309)
The weighted-average rates paid and received for interest rate swaps outstanding at March 31, 2014 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Fair value hedge loan/lease interest rate swaps	2.63%	0.15%
Non-hedging interest rate swaps – financial institution counterparties	3.67%	2.11%
Non-hedging interest rate swaps – customer counterparties	2.11%	3.67%
The weighted-average strike rate for outstanding interest rate caps was 2.99% at March 31, 2014.

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

		March 31, 2014		December 31, 2013
	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Oil – assets	Barrels	369	$553	356	$1,004
Oil – liabilities	Barrels	1,363	(3,757)	1,574	(2,704)
Natural gas – assets	MMBTUs	8,920	2,627	14,240	2,903
Natural gas – liabilities	MMBTUs	31,390	(5,868)	22,510	(3,212)
Customer counterparties:
Oil – assets	Barrels	1,363	3,863	1,574	2,818
Oil – liabilities	Barrels	369	(549)	356	(991)
Natural gas – assets	MMBTUs	31,390	6,076	22,850	3,301
Natural gas – liabilities	MMBTUs	8,920	(2,623)	13,900	(2,805)
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

		March 31, 2014		December 31, 2013
	Notional Currency	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Forward contracts – assets	EUR	—	$—	1,175	$5
Forward contracts – assets	CAD	—	—	18,886	85
Forward contracts – assets	GBP	545	2	—	—
Forward contracts – liabilities	EUR	1,136	(1)	494	(4)
Forward contracts – liabilities	CAD	28,670	(249)	14,078	(23)
Customer counterparties:
Forward contracts – assets	CAD	28,633	287	14,055	45
Forward contracts – liabilities	CAD	—	—	18,859	(58)
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

Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended March 31,
	2014	2013
Commercial loan/lease interest rate swaps:
Amount of gain (loss) included in interest income on loans	$(539)	$(623)
Amount of (gain) loss included in other non-interest expense	9	15
Amounts included in the consolidated statements of income and in other comprehensive income for the period related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended March 31,
	2014	2013
Interest rate swaps/caps/floors on variable-rate loans:
Amount reclassified from accumulated other comprehensive income to interest income on loans	$9,345	$9,345
Interest rate swaps on junior subordinated deferrable interest debentures:
Amount reclassified from accumulated other comprehensive income to interest expense on junior subordinated deferrable interest debentures	—	1,085
Amount of gain (loss) recognized in other comprehensive income	—	—
No ineffectiveness related to interest rate derivatives designated as hedges of cash flows was recognized in the consolidated statements of income during the reported periods. The accumulated net after-tax gain related to effective cash flow hedges included in accumulated other comprehensive income totaled $13.8 million at March 31, 2014 and $19.9 million at December 31, 2013. The Corporation expects that the entire net after-tax gain of $13.8 million related to effective cash flow hedges included in accumulated other comprehensive income at March 31, 2014 will be reclassified into earnings ratably through October 2014. This amount represents management’s best estimate given current expectations about market interest rates and volumes related to loan pools underlying the terminated cash flow hedges. Actual market interest rates and volumes related to loan pools underlying the terminated cash flow hedges may differ from management’s expectations.
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

	Three Months Ended March 31,
	2014	2013
Non-hedging interest rate derivatives:
Other non-interest income	$221	$118
Other non-interest expense	—	(18)
Non-hedging commodity derivatives:
Other non-interest income	82	167
Non-hedging foreign currency derivatives:
Other non-interest income	37	52
Counterparty Credit Risk. Derivative contracts involve the risk of dealing with both bank customers and institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have an investment grade credit rating and be approved by the Corporation’s Asset/Liability Management Committee. The Corporation’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty, while the Corporation’s credit exposure on commodity swaps/options and foreign currency forward contracts is limited to the net favorable value of all contracts by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. There are no credit-

risk-related contingent features associated with any of the Corporation’s derivative contracts. Certain derivative contracts with upstream financial institution counterparties may be terminated with respect to a party in the transaction, if such party does not have at least a minimum level rating assigned to either its senior unsecured long-term debt or its deposit obligations by certain third-party rating agencies.
The Corporation’s credit exposure relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with bank customers was approximately $40.0 million at March 31, 2014. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. The Corporation’s credit exposure, net of collateral pledged, relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with upstream financial institution counterparties was approximately $3.6 million at March 31, 2014. This amount was primarily related to excess collateral posted by the Corporation to counterparties. Collateral levels for upstream financial institution counterparties are monitored and adjusted as necessary. See Note 9 – Balance Sheet Offsetting for additional information regarding the Corporation’s credit exposure with upstream financial institution counterparties.
The aggregate fair value of securities posted as collateral by the Corporation related to derivative contracts totaled $38.3 million at March 31, 2014.
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
Information about financial instruments that are eligible for offset in the consolidated balance sheet as of March 31, 2014 is presented in the following tables.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
March 31, 2014
Financial assets:
Derivatives:
Loan/lease interest rate swaps and caps	$9,862	$—	$9,862
Commodity swaps and options	3,180	—	3,180
Foreign currency forward contracts	2	—	2
Total derivatives	13,044	—	13,044
Resell agreements	4,898	—	4,898
Total	$17,942	$—	$17,942
Financial liabilities:
Derivatives:
Loan/lease interest rate swaps	$36,911	$—	$36,911
Commodity swaps and options	9,625	—	9,625
Foreign currency forward contracts	250	—	250
Total derivatives	46,786	—	46,786
Repurchase agreements	514,410	—	514,410
Total	$561,196	$—	$561,196

		Gross Amounts Not Offset
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
March 31, 2014
Financial assets:
Derivatives:
Counterparty A	$2,486	$(2,486)	$—	$—
Counterparty B	6,164	(6,164)	—	—
Counterparty C	842	(842)	—	—
Other counterparties	3,552	(2,355)	(1,197)	—
Total derivatives	13,044	(11,847)	(1,197)	—
Resell agreements	4,898	—	(4,898)	—
Total	$17,942	$(11,847)	$(6,095)	$—
Financial liabilities:
Derivatives:
Counterparty A	$18,562	$(2,486)	$(16,076)	$—
Counterparty B	10,999	(6,164)	(4,835)	—
Counterparty C	12,540	(842)	(11,698)	—
Other counterparties	4,685	(2,355)	(2,051)	279
Total derivatives	46,786	(11,847)	(34,660)	279
Repurchase agreements	514,410	—	(514,410)	—
Total	$561,196	$(11,847)	$(549,070)	$279
Information about financial instruments that are eligible for offset in the consolidated balance sheet as of December 31, 2013 is presented in the following tables.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
December 31, 2013
Financial assets:
Derivatives:
Loan/lease interest rate swaps and caps	$12,268	$—	$12,268
Commodity swaps and options	3,907	—	3,907
Foreign currency forward contracts	90	—	90
Total derivatives	16,265	—	16,265
Resell agreements	7,898	—	7,898
Total	$24,163	$—	$24,163
Financial liabilities:
Derivatives:
Loan/lease interest rate swaps	$36,660	$—	$36,660
Commodity swaps and options	5,916	—	5,916
Foreign currency forward contracts	27	—	27
Total derivatives	42,603	—	42,603
Repurchase agreements	668,053	—	668,053
Total	$710,656	$—	$710,656

		Gross Amounts Not Offset
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
December 31, 2013
Financial assets:
Derivatives:
Counterparty A	$3,342	$(3,342)	$—	$—
Counterparty B	8,196	(8,196)	—	—
Counterparty C	1,187	(1,187)	—	—
Other counterparties	3,540	(2,099)	(1,360)	81
Total derivatives	16,265	(14,824)	(1,360)	81
Resell agreements	7,898	—	(7,898)	—
Total	$24,163	$(14,824)	$(9,258)	$81
Financial liabilities:
Derivatives:
Counterparty A	$18,615	$(3,342)	$(15,167)	$106
Counterparty B	9,054	(8,196)	(613)	245
Counterparty C	10,870	(1,187)	(9,683)	—
Other counterparties	4,064	(2,099)	(1,549)	416
Total derivatives	42,603	(14,824)	(27,012)	767
Repurchase agreements	668,053	—	(668,053)	—
Total	$710,656	$(14,824)	$(695,065)	$767
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

	Three Months Ended March 31,
	2014	2013
Net income	$61,188	$55,188
Less: Preferred stock dividends	2,016	—
Net income available to common shareholders	59,172	55,188
Less: Earnings allocated to participating securities	226	198
Net earnings allocated to common stock	$58,946	$54,990

Distributed earnings allocated to common stock	$30,371	$28,675
Undistributed earnings allocated to common stock	28,575	26,315
Net earnings allocated to common stock	$58,946	$54,990

Weighted-average shares outstanding for basic earnings per common share	60,701,280	60,592,567
Dilutive effect of stock compensation	886,260	581,205
Weighted-average shares outstanding for diluted earnings per common share	61,587,540	61,173,772

Note 11 - Stock-Based Compensation
A combined summary of activity in the Corporation’s active stock-based compensation plans is presented in the following table.

			Non-Vested Stock Awards/Stock Units Outstanding		Stock Options Outstanding
	Shares Available for Grant	Director Deferred Stock Units Outstanding	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price
Balance, January 1, 2014	2,862,603	33,224	199,740	$55.32	4,738,690	$54.35
Authorized	—	—	—	—	—	—
Granted	(5,000)	—	—	—	5,000	77.53
Stock options exercised	—	—	—	—	(329,825)	52.39
Stock awards vested	—	—	—	—	—	—
Forfeited	20,350	—	—	—	(20,350)	55.69
Canceled/expired	—	—	—	—	—	—
Balance, March 31, 2014	2,877,953	33,224	199,740	$55.32	4,393,515	$54.52
Shares issued in connection with stock compensation awards are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. Shares issued in connection with stock compensation awards along with other related information were as follows:

	Three Months Ended March 31,
	2014	2013
New shares issued from available authorized shares	—	153,275
Issued from available treasury stock	329,825	242,150
Total	329,825	395,425

Proceeds from stock option exercises	$17,279	$20,446
Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Stock-based compensation expense was as follows:

	Three Months Ended March 31,
	2014	2013
Stock options	$1,770	$1,998
Non-vested stock awards/stock units	366	344
Deferred stock units	—	—
Total	$2,136	$2,342
Unrecognized stock-based compensation expense at March 31, 2014 was as follows:

Stock options	$14,478
Non-vested stock awards/stock units	2,463
Total	$16,941

Note 12 - Defined Benefit Plans
The components of the combined net periodic expense (benefit) for the Corporation’s defined benefit pension plans were as follows:

	Three Months Ended March 31,
	2014	2013
Expected return on plan assets, net of expenses	$(3,129)	$(2,772)
Interest cost on projected benefit obligation	2,001	1,835
Net amortization and deferral	672	1,640
Net periodic expense (benefit)	$(456)	$703
The Corporation’s non-qualified defined benefit pension plan is not funded. No contributions to the qualified defined benefit pension plan were made during the three months ended March 31, 2014. The Corporation does not expect to make any contributions to the qualified defined benefit plan during the remainder of 2014.
Note 13 - Income Taxes
Income tax expense was as follows:

	Three Months Ended March 31,
	2014	2013
Current income tax expense	$14,029	$15,709
Deferred income tax expense (benefit)	(1,933)	(2,118)
Income tax expense, as reported	$12,096	$13,591

Effective tax rate	16.5%	19.8%
Net deferred tax liabilities totaled $62.1 million at March 31, 2014 and $62.8 million at December 31, 2013. No valuation allowance was recorded against deferred tax assets at March 31, 2014 as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years. There were no unrecognized tax benefits during any of the reported periods. Interest and/or penalties related to income taxes are reported as a component of income tax expense. Such amounts were not significant during the reported periods.
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

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$21,431	$7,501	$13,930	$(21,344)	$(7,470)	$(13,874)
Change in net unrealized gain on securities transferred to held to maturity	(9,198)	(3,219)	(5,979)	(8,459)	(2,961)	(5,498)
Reclassification adjustment for net (gains) losses included in net income	—	—	—	(5)	(2)	(3)
Total securities available for sale and transferred securities	12,233	4,282	7,951	(29,808)	(10,433)	(19,375)
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	672	235	437	1,640	574	1,066
Derivatives:
Change in the accumulated gain/loss on effective cash flow hedge derivatives	—	—	—	—	—	—
Reclassification adjustments for (gains) losses included in net income:
Interest rate swaps on variable-rate loans	(9,345)	(3,271)	(6,074)	(9,345)	(3,271)	(6,074)
Interest rate swap on junior subordinated deferrable interest debentures	—	—	—	1,085	380	705
Total derivatives	(9,345)	(3,271)	(6,074)	(8,260)	(2,891)	(5,369)
Total other comprehensive income (loss)	$3,560	$1,246	$2,314	$(36,428)	$(12,750)	$(23,678)
Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available For Sale	Defined Benefit Plans	Derivatives	Accumulated Other Comprehensive Income
Balance January 1, 2014	$146,672	$(26,131)	$19,893	$140,434
Other comprehensive income (loss) before reclassifications	7,951	437	—	8,388
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(6,074)	(6,074)
Net other comprehensive income (loss) during period	7,951	437	(6,074)	2,314
Balance March 31, 2014	$154,623	$(25,694)	$13,819	$142,748

Balance January 1, 2013	$245,539	$(49,071)	$41,580	$238,048
Other comprehensive income (loss) before reclassifications	(19,372)	1,066	—	(18,306)
Amounts reclassified from accumulated other comprehensive income (loss)	(3)	—	(5,369)	(5,372)
Net other comprehensive income (loss) during period	(19,375)	1,066	(5,369)	(23,678)
Balance March 31, 2013	$226,164	$(48,005)	$36,211	$214,370

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
Summarized operating results by segment were as follows:

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
Revenues from (expenses to) external customers:
Three months ended:
March 31, 2014	$206,214	$31,094	$517	$237,825
March 31, 2013	204,260	27,223	(890)	230,593
Net income (loss):
Three months ended:
March 31, 2014	$56,056	$5,084	$48	$61,188
March 31, 2013	53,553	3,238	(1,603)	55,188
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
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
March 31, 2014
Securities available for sale:
U.S. Treasury	$1,838,758	$—	$—	$1,838,758
Residential mortgage-backed securities	—	1,677,917	—	1,677,917
States and political subdivisions	—	1,929,800	—	1,929,800
Other	—	35,990	—	35,990
Trading account securities:
U.S. Treasury	15,489	—	—	15,489
States and political subdivisions	—	35	—	35
Derivative assets:
Interest rate swaps, caps and floors	—	42,803	44	42,847
Commodity swaps and options	—	13,119	—	13,119
Foreign currency forward contracts	289	—	—	289
Derivative liabilities:
Interest rate swaps, caps and floors	—	45,609	—	45,609
Commodity swaps and options	—	12,797	—	12,797
Foreign currency forward contracts	250	—	—	250

December 31, 2013
Securities available for sale:
U.S. Treasury	$2,540,554	$—	$—	$2,540,554
U. S. government agencies/corporations		53,980		53,980
Residential mortgage-backed securities	—	1,776,016	—	1,776,016
States and political subdivisions	—	1,488,914	—	1,488,914
Other	—	35,972	—	35,972
Trading account securities:
U.S. Treasury	15,389	—	—	15,389
States and political subdivisions	—	1,009	—	1,009
Derivative assets:
Interest rate swaps, caps and floors	—	44,520	174	44,694
Commodity swaps and options	—	10,026	—	10,026
Foreign currency forward contracts	135	—	—	135
Derivative liabilities:
Interest rate swaps, caps and floors	—	47,542	—	47,542
Commodity swaps and options	—	9,712	—	9,712
Foreign currency forward contracts	85	—	—	85
Derivative assets, measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the reported periods consist of interest rate swaps sold to loan customers. The significant unobservable (Level 3) inputs used in the fair value measurement of these interest rate swaps sold to loan customers primarily relate to the probability of default and loss severity in the event of default. The probability of default is determined by the underlying risk grade of the loan (see Note 3 – Loans) underlying the interest rate swap in that the probability of default increases as a loan’s risk grade deteriorates, while the loss severity is estimated through an analysis of the collateral supporting both the underlying loan and interest rate swap. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity. As of March 31, 2014, the weighted-average risk grade of loans underlying interest rate swaps measured at fair value using significant unobservable (Level 3) inputs was 11.0. The weighted-average loss severity in the event of default on the interest rate swaps was 20%. A reconciliation of the beginning and ending balances of derivative assets measured at fair value on a recurring basis using significant unobservable (Level 3) inputs is not presented as such amounts were not significant during the reported periods.
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets measured at fair value on a non-recurring basis during the reported periods include certain impaired loans reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data, typically in the case of real estate collateral, or Level 3 inputs based on customized discounting criteria, typically in the case of non-real estate collateral such as inventory, accounts receivable, equipment or other business assets. Impaired loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral were not significant during the reported periods.
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
The following table presents foreclosed assets that were remeasured and reported at fair value during the reported periods:

	Three Months Ended March 31,
	2014	2013
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$2,198	$415
Charge-offs recognized in the allowance for loan losses	(204)	(141)
Fair value	$1,994	$274
Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$499	$3,600
Write-downs included in other non-interest expense	(244)	(565)
Fair value	$255	$3,035
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
FASB ASC Topic 825 "Financial Instruments," requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. A detailed description of the valuation methodologies used in estimating the fair value of financial instruments is set forth in the 2013 Form 10-K.

The estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	March 31, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$5,178,131	$5,178,131	$4,556,125	$4,556,125
Securities held to maturity	3,082,082	3,045,459	3,139,748	3,029,663
Cash surrender value of life insurance policies	141,790	141,790	141,108	141,108
Accrued interest receivable	64,998	64,998	99,281	99,281
Level 3 inputs:
Loans, net	9,655,489	9,822,107	9,423,262	9,582,734
Financial liabilities:
Level 2 inputs:
Deposits	21,065,633	21,066,399	20,688,786	20,689,323
Federal funds purchased and repurchase agreements	515,235	515,235	668,253	668,253
Junior subordinated deferrable interest debentures	123,712	123,712	123,712	123,712
Subordinated notes payable and other borrowings	100,000	93,545	100,000	92,552
Accrued interest payable	1,176	1,176	1,300	1,300
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
ASU 2013-08, “Financial Services – Investment Companies (Topic 946) – Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 clarifies the characteristics of investment companies and sets forth a new approach for determining whether a company is an investment company. The fundamental characteristics of an investment company include (i) the company obtains funds from investors and provides the investors with investment management services; (ii) the company commits to its investors that its business purpose and only substantive activities are investing the funds for returns solely from capital appreciation, investment income, or both; and (iii) the company or its affiliates do not obtain or have the objective of obtaining returns or benefits from an investee or its affiliates that are not normally attributable to ownership interests or that are other than capital appreciation or investment income. ASU 2013-08 also sets forth the scope, measurement and disclosure requirements for investment companies. ASU 2013-08 became effective for the Corporation on January 1, 2014 and did not have a significant impact on the Corporation’s financial statements.
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
Note 18 - Pending Acquisition
On August 13, 2013, the Corporation, WNB Bancshares, Inc., a bank holding company located in Odessa, Texas (“WNB”), Special Prairie Holding Co., a company formed in Texas as a wholly-owned subsidiary of Cullen/Frost (“Prairie Holding”) and Donald Wood and Jack Wood, the principal shareholders of WNB, entered into an Agreement and Plan of Merger (the “Merger Agreement”) that provides for the merger of Prairie Holding with and into WNB (the “Merger”), with WNB being the surviving corporation. Immediately following the Merger, each of the following will occur in immediate succession: (i) WNB will merge with and into Cullen/Frost with Cullen/Frost being the surviving corporation and (ii) Western National Bank, a national banking association and wholly owned subsidiary of WNB, will merge with and into Frost Bank, a wholly owned subsidiary of Cullen/Frost, with Frost Bank being the surviving bank.
Under the terms of the Merger Agreement, the consideration for the Merger will consist of two million shares of the common stock of Cullen/Frost, and an amount in cash equal to $220 million less the value of the common stock consideration based on a volume weighted average price over the ten trading days immediately prior to the day before the Merger, with various adjustments up or down based on a targeted shareholders’ equity of WNB at the closing of $87 million and other factors such as certain expenses. Consummation of the Merger is subject to a number of conditions, including receipt of requisite regulatory approvals. The Merger is intended to qualify as an asset sale under Section 338(h)(10) of the Internal Revenue Code. In accordance with the Merger Agreement, Jack Wood and Donald Wood may not sell the shares of common stock that they receive in the Merger for one year and six months, respectively, after the closing of the Merger, with daily limitations on sales following the end of such periods. After the closing of the Merger, Cullen/Frost has agreed that Jack Wood will be elected to the board of directors of Cullen/Frost. The Merger, which is subject to the prior approval of the Board of Governors of the Federal Reserve System and other closing conditions, is expected to be consummated in the second quarter of 2014.

Expenditures related to this pending acquisition are reported in the accompanying income statements as follows for the three months ended March 31, 2014:

Other non-interest expense:
Professional services	$55
Travel, meals and entertainment	36
Other	1,049
Total	$1,140

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Review
Cullen/Frost Bankers, Inc.
The following discussion should be read in conjunction with the Corporation’s consolidated financial statements, and notes thereto, for the year ended December 31, 2013, included in the 2013 Form 10-K. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results for the year ending December 31, 2014 or any future period.
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
For additional information regarding critical accounting policies, refer to Note 1 - Summary of Significant Accounting Policies in the notes to consolidated financial statements and the sections captioned “Application of Critical Accounting Policies and Accounting Estimates” and “Allowance for Loan Losses” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2013 Form 10-K. There have been no significant changes in the Corporation’s application of critical accounting policies related to the allowance for loan losses since December 31, 2013.
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

Results of Operations
Net income available to common shareholders totaled $59.2 million, or $0.96 diluted per common share, for the three months ended March 31, 2014 compared to $55.2 million, or $0.91 diluted per common share, for the three months ended March 31, 2013.
Selected income statement data, returns on average assets and average common equity and dividends per common share for the comparable periods was as follows:

	Three Months Ended
	March 31, 2014	March 31, 2013
Taxable-equivalent net interest income	$187,795	$172,802
Taxable-equivalent adjustment	27,460	19,989
Net interest income	160,335	152,813
Provision for loan losses	6,600	6,000
Net interest income after provision for loan losses	153,735	146,813
Non-interest income	77,490	77,780
Non-interest expense	157,941	155,814
Income before income taxes	73,284	68,779
Income taxes	12,096	13,591
Net income	61,188	55,188
Preferred stock dividends	2,016	—
Net income available to common shareholders	$59,172	$55,188
Earnings per common share – basic	$0.97	$0.91
Earnings per common share – diluted	0.96	0.91
Dividends per common share	0.50	0.48
Return on average assets	1.00%	1.01%
Return on average common equity	9.97	9.49
Average shareholders’ equity to average assets	10.63	10.94
Net income available to common shareholders for the three months ended March 31, 2014 increased $4.0 million, or 7.2%, compared to the same period in 2013. The increase was primarily the result of a $7.5 million increase in net interest income and a $1.5 million decrease in income tax expense, partly offset by a $2.1 million increase in non-interest expense, a $2.0 million increase in preferred stock dividends, a $600 thousand increase in the provision for loan losses and a $290 thousand decrease in non-interest income.
Details of the changes in the various components of net income are further discussed below.
Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Corporation’s largest source of revenue, representing 67.4% of total revenue during the first three months of 2014. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.
The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Corporation’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, remained at 3.25% for the entire year in 2013 and through the first quarter of 2014. The Corporation’s loan portfolio is also impacted, to a lesser extent, by changes in the London Interbank Offered Rate (LIBOR). At March 31, 2014, the one-month and three-month U.S. dollar LIBOR rates were 0.15% and 0.23%, respectively, while at March 31, 2013, the one-month and three-month U.S. dollar LIBOR rates were 0.20% and 0.28%, respectively. The intended federal funds rate, which is the cost of immediately available overnight funds, remained at zero to 0.25% for the entire year in 2013 and through the first quarter of 2014.
The Corporation’s balance sheet has historically been asset sensitive, meaning that earning assets generally reprice more quickly than interest-bearing liabilities. Therefore, the Corporation’s net interest margin was likely to increase in sustained periods of rising interest rates and decrease in sustained periods of declining interest rates. During the fourth quarter of 2007, in an effort to make the Corporation’s balance sheet less sensitive to changes in interest rates, the Corporation entered into various interest rate swaps which effectively converted certain variable-rate loans into fixed-rate instruments for a period of seven years. During the fourth quarter of 2008, the Corporation also entered into an interest rate swap which effectively converted variable-rate debt into fixed-rate debt for a period of five years. As a result of these actions, the Corporation’s balance sheet was more interest-rate neutral and changes in interest rates had a less significant impact on the Corporation’s net interest margin than would have otherwise been the case. During the fourth quarter of 2009, a portion of the interest rate swaps on variable-rate loans was terminated, while the remaining interest rate swaps on variable-rate loans were terminated during the fourth quarter of 2010. These actions increased the asset sensitivity of the Corporation’s balance sheet. The deferred accumulated gain applicable to the settled interest rate contracts included in accumulated other comprehensive income totaled $21.3 million ($13.8 million on an after-tax basis) at March 31, 2014. The remaining deferred gain of $21.3 million ($13.8 million on an after-tax basis) will be recognized ratably in interest income through October 2014. See Note 8 - Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report for additional information related to these interest rate swaps.
The Corporation is primarily funded by core deposits, with non-interest-bearing demand deposits historically being a significant source of funds. This lower-cost funding base is expected to have a positive impact on the Corporation’s net interest income and net interest margin in a rising interest rate environment. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. Although the impact of this legislation on the Corporation has not yet been determined, the Corporation may begin to incur interest costs associated with demand deposits in the future as market conditions warrant. See Item 3. Quantitative and Qualitative Disclosures About Market Risk elsewhere in this report for information about the expected impact of this legislation on the Corporation’s sensitivity to interest rates. Further analysis of the components of the Corporation’s net interest margin is presented below.
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

Quarter to Date
March 31, 2014 vs. March 31, 2013
Due to changes in average volumes	$16,498
Due to changes in average interest rates	(1,505)
Total change	$14,993
Taxable-equivalent net interest income for the first quarter of 2014 increased $15.0 million, or 8.7%, compared to the same period in 2013. The increase primarily related to an increase in the average volume of interest-earning assets partly offset by a decrease in the net interest margin. The average volume of interest-earning assets for the first quarter of 2014 increased $1.8 billion compared to the same period in 2013. Over the same time frame, the net interest margin decreased 3 basis points from 3.45% during the first quarter of 2013 to 3.42% during the first quarter of 2014. The decrease in the net interest margin was partly due to an increase in the relative proportion of average interest-earning assets invested in lower-yielding, interest-bearing deposits during 2014 compared to 2013 while the relative proportion of interest-earning assets invested in higher-yielding securities and loans decreased. The net interest margin was also negatively impacted by a decrease in the average yield on loans. The net interest margin was positively impacted by an increase in the average yield on securities which resulted from an increase in the relative proportion of higher-yielding tax-exempt municipal securities relative to the lower-yielding taxable securities. These items are more fully discussed below. The average yield on interest-earning assets decreased 9 basis points from 3.57% in the first quarter of 2013 to 3.48% in the first quarter of 2014 while the average cost of funds decreased 10 basis points from 0.20% in the first quarter of 2013 to 0.10% in the first quarter of 2014. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. As stated above, market interest rates have remained at historically low levels during the reported periods. The effect of lower average market interest rates during the reported periods on the average yield on average interest-earning assets was partly limited by the aforementioned interest rate swaps on variable-rate loans.
The average volume of loans during the first quarter of 2014 increased $468.9 million compared to the same period in 2013. Loans made up approximately 43.1% of average interest-earning assets during the first quarter of 2014 compared to 44.6% during the first quarter of 2013. The average yield on loans was 4.48% during the first quarter of 2014 compared to 4.62% during the first quarter of 2013. Loans generally have significantly higher yields compared to securities, interest-bearing deposits and federal funds sold and resell agreements and, as such, have a more positive effect on the net interest margin.

The average volume of securities during the first quarter of 2014 decreased $266.6 million compared to the same period in 2013. Securities made up approximately 39.7% of average interest-earning assets during the first quarter of 2014 compared to 44.5% during the first quarter of 2013. The average yield on securities was 3.81% in the first quarter of 2014 compared to 3.32% in the first quarter of 2013. Despite a significant decrease in market rates for investment securities during the comparable periods, the average yield on securities increased 49 basis points during the first quarter of 2014 compared to the first quarter of 2013 as the Corporation increased the relative proportion of investments held in higher-yielding, tax-exempt municipal securities. The relative proportion of higher-yielding, tax-exempt municipal securities totaled 50.4% of average securities during the first quarter of 2014 compared to 35.8% during the first quarter of 2013. The average yield on taxable securities was 2.00% in the first quarter of 2014 compared to 1.93% in the first quarter of 2013, while the average taxable-equivalent yield on tax-exempt securities was 5.57% in the first quarter of 2014 compared to 5.78% in the first quarter of 2013.
Average federal funds sold, resell agreements and interest-bearing deposits during the first quarter of 2014 increased $1.6 billion compared to the same period in 2013. Federal funds sold, resell agreements and interest-bearing deposits made up approximately 17.2% of average interest-earning assets during the first quarter of 2014 compared to 10.9% during the first quarter of 2013. The combined average yield on federal funds sold, resell agreements and interest-bearing deposits was 0.26% during the first quarter of 2014 compared to 0.25% during the first quarter of 2013. The increase in average federal funds sold, resell agreements and interest-bearing deposits compared to the first quarter of 2013 was primarily related to excess liquidity from deposit growth.
Average deposits increased $1.8 billion during the first quarter of 2014 compared to the first quarter of 2013. Average interest-bearing deposits for the first quarter of 2014 increased $1.1 billion compared to the same period in 2013, while average non-interest-bearing deposits for the first quarter of 2014 increased $722.2 million compared to the same period in 2013. The ratio of average interest-bearing deposits to total average deposits was 60.2% during the first quarter of 2014 compared to 60.3% during the first quarter of 2013. The average cost of deposits is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-bearing deposits. The average cost of interest-bearing deposits and total deposits was 0.08% and 0.05% during the first quarter of 2014 compared to 0.14% and 0.09% during the same period in 2013. The decrease in the average cost of interest-bearing deposits during the comparable periods was primarily the result of decreases in interest rates offered on certain deposit products due to decreases in average market interest rates and decreases in renewal interest rates on maturing certificates of deposit given the current low interest rate environment. Additionally, the relative proportion of higher-cost certificates of deposit to total average interest-bearing deposits decreased from 8.8% during the first quarter of 2013 to 7.6% during the first quarter of 2014.
The Corporation’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.38% during the first quarter of 2014 compared to 3.37% during the first quarter of 2013. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.
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
Provision for Loan Losses
The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $6.6 million for the first quarter of 2014 compared to $6.0 million for the first quarter of 2013. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Non-Interest Income
The components of non-interest income were as follows:

	Three Months Ended
	March 31, 2014	March 31, 2013
Trust and investment management fees	$25,411	$21,885
Service charges on deposit accounts	19,974	20,044
Insurance commissions and fees	13,126	13,070
Interchange and debit card transaction fees	4,243	4,011
Other charges, commissions and fees	8,207	7,755
Net gain (loss) on securities transactions	—	5
Other	6,529	11,010
Total	$77,490	$77,780
Total non-interest income for the three months ended March 31, 2014 decreased $290 thousand, or 0.4%, compared to the same period in 2013. Changes in the components of non-interest income are discussed below.
Trust and Investment Management Fees. Trust and investment management fees for the three months ended March 31, 2014 increased $3.5 million, or 16.1%, compared to the same period in 2013. Trust investment fees are the most significant component of trust and investment management fees, making up approximately 70% and 69% of total trust and investment management fees for the first three months of 2014 and 2013, respectively. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related trust investment fees.
The increase in trust and investment management fees during the three months ended March 31, 2014 compared to the same period in 2013 was primarily the result of an increase in trust investment fees (up $2.7 million), real estate fees (up $495 thousand) and oil and gas fees (up $214 thousand). The increase in trust investment fees during the three months ended March 31, 2014 compared to the same period in 2013 was partly due to higher average equity valuations during 2014 and an increase in the number of accounts. The increase in real estate fees was partly the result additional fees for services in connection with a large property sale during the first quarter of 2014.
At March 31, 2014, trust assets, including both managed assets and custody assets, were primarily composed of equity securities (45.8% of assets), fixed income securities (40.1% of assets) and cash equivalents (8.8% of assets). The estimated fair value of these assets was $29.8 billion (including managed assets of $12.2 billion and custody assets of $17.6 billion) at March 31, 2014, compared to $29.0 billion (including managed assets of $11.9 billion and custody assets of $17.1 billion) at December 31, 2013 and $27.1 billion (including managed assets of $11.3 billion and custody assets of $15.8 billion) at March 31, 2013.

Service Charges on Deposit Accounts. Service charges on deposit accounts for the three months ended March 31, 2014 decreased $70 thousand, or 0.3%, compared to the same period in 2013. The decrease was primarily due to a decrease in overdraft/insufficient funds charges on consumer accounts (down $414 thousand) mostly offset by an increases in service charges on commercial accounts (up $389 thousand). Overdraft/insufficient funds charges totaled $7.5 million ($5.7 million consumer and $1.8 million commercial) during the first quarter of 2014 compared to $7.9 million ($6.1 million consumer and $1.8 million commercial) during the first quarter of 2013.
Insurance Commissions and Fees. Insurance commissions and fees for the three months ended March 31, 2014 increased $56 thousand, or 0.4%, compared to the same period in 2013. The increase was related to an increase in commission income (up $312 thousand) mostly offset by a decrease in contingent commissions (down $256 thousand). The increase in commission income during the three months ended March 31, 2014 was primarily related to an increase in commercial lines property and casualty commissions resulting from new business and, to a lesser extent, higher rates, partly offset by a decrease in employee benefit commissions and fees. The decrease in employee benefit commissions and fees was partly related to customers electing to early renew policies during the fourth quarter of 2013 as a result of the Affordable Care Act. Insurance commissions and fees include contingent commissions totaling $2.5 million during the three months ended March 31, 2014 and $2.8 million during the same period in 2013. Contingent commissions primarily consist of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. Such commissions are seasonal in nature and are generally received during the first quarter of each year. These commissions totaled $2.0 million and $2.1 million during the three months ended March 31, 2014 and 2013, respectively. Contingent commissions also include amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. These benefit plan related commissions totaled $491 thousand and $673 thousand during the three months ended March 31, 2014 and 2013.
Interchange and Debit Card Transaction Fees. Interchange and debit card transaction fees consist of income from check card usage, point of sale income from PIN-based debit card transactions and ATM service fees. Interchange and debit card transaction fees for the three months ended March 31, 2014 increased $232 thousand, or 5.8%, compared to the three months ended March 31, 2013. The increase is primarily due to an increase in income from check card usage (up $686 thousand) partly offset by a decrease in point of sale income from PIN-based debit card transactions (down $409 thousand).
Federal Reserve rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. An upward adjustment of no more than 1 cent to an issuer’s debit card interchange fee is allowed if the card issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards. In July 2013, a federal judge vacated the Federal Reserve’s rule setting debit transaction interchange fees under the Dodd-Frank Act, on the basis that the rule violated the intent of the law. The ruling states that only incremental costs, such as those related to authorization, clearing and settlement, incurred by the issuer for a particular debit transaction should be allowed and the Federal Reserve should not have considered fixed costs, fraud prevention costs, fraud losses and network fees when determining the fee cap. The judge's ruling was stayed in September 2013 and subsequently reversed on appeal in March 2014. Because of the uncertainty as to the outcome of any further litigation and any future rulemaking by the Federal Reserve, the Corporation cannot provide any assurance as to the ultimate impact of any rule change on the amount of interchange and debit card transaction fees reported in future periods.
Other Charges, Commissions and Fees. Other charges, commissions and fees for the three months ended March 31, 2014 increased $452 thousand, or 5.8%, compared to the same period in 2013. The increase in other charges, commissions and fees included increases in wire transfer fees, in part due to a new fee schedule, (up $366 thousand), income related to the sale of annuities (up $286 thousand) and unused balance fees on loan commitments (up $134 thousand), among other things. These increases were partly offset by a decrease in letter of credit fees (down $225 thousand).
Net Gain/Loss on Securities Transactions. No securities were sold during the three months ended March 31, 2014. During the three months ended March 31, 2013, the Corporation sold available-for-sale securities with an amortized cost totaling $4.5 billion and realized a net gain of $5 thousand on those sales These securities were primarily purchased during 2013 and subsequently sold in connection with the Corporation’s tax planning strategies related to the Texas franchise tax. The gross proceeds from the sales of these securities outside of Texas are included in total revenues/receipts from all sources reported for Texas franchise tax purposes, which results in a reduction in the overall percentage of revenues/receipts apportioned to Texas and subjected to taxation under the Texas franchise tax.
Other Non-Interest Income. Other non-interest income decreased $4.5 million, or 40.7%, for the three months ended March 31, 2014 compared to the same period in 2013. During the three months ended March 31, 2013, other non-interest income included $4.3 million related to the sale of a building and parking garage, as further discussed below. Excluding the impact of the prior-year gain, other non-interest income effectively decreased $215 thousand. This effective decrease in other non-interest income during the three months ended March 31, 2014 included decreases in income from municipal bond underwriting discounts/fees (down $391 thousand) and earnings on the cash surrender value of life insurance policies (down $211 thousand). The decrease from the aforementioned items was partly offset by an increase in mineral interest income related to bonus, rental and shut-in payments and oil and gas royalties received from severed mineral interests on property owned by Main Plaza Corporation, a wholly owned non-banking subsidiary of the Corporation (up $366 thousand). During the first quarter of 2013, the Corporation realized a $5.6 million gain related to the sale of a building and parking garage. The Corporation leased back portions of the building through the third quarter of 2013 and the first quarter of 2015. As a result, a portion of the gain was deferred and only $4.3 million of the total $5.6 million gain was recognized during the first quarter of 2013. During the first quarter of 2014, other non-interest income included $154 thousand related to the amortization of the deferred gain. The remaining deferred portion of the gain, which totaled $614 thousand at March 31, 2014, will be recognized ratably over the remaining lease period.

Non-Interest Expense
The components of non-interest expense were as follows:

	Three Months Ended
	March 31, 2014	March 31, 2013
Salaries and wages	$70,217	$66,465
Employee benefits	17,388	17,991
Net occupancy	12,953	11,979
Furniture and equipment	14,953	14,185
Deposit insurance	3,117	2,889
Intangible amortization	689	820
Other	38,624	41,485
Total	$157,941	$155,814
Total non-interest expense for the three months ended March 31, 2014 increased $2.1 million, or 1.4%, compared to the same period in 2013. Changes in the components of non-interest expense are discussed below.
Salaries and Wages. Salaries and wages for the three months ended March 31, 2014 increased $3.8 million, or 5.6%, compared to the same period in 2013. This increase was primarily related to an increase in the number of employees and normal annual merit and market increases partly offset by a decrease in stock-based compensation expense.
Employee Benefits. Employee benefits expense for the three months ended March 31, 2014 decreased $603 thousand, or 3.4%, compared to the same period in 2013. The decrease was primarily related to a decrease in expenses related to the Corporation's defined benefit retirement plans. The Corporation recognized a combined net periodic pension benefit of $456 thousand on its defined benefit retirement plans during the first quarter of 2014 compared to a combined net periodic pension expense of $703 thousand during the first quarter of 2013. The decrease in employee benefits expense for the three months ended March 31, 2014 was also partly due to a decrease in expenses related to the Corporation’s profit sharing plan (down $393 thousand). The decreases in the aforementioned items were partly offset by increases in payroll taxes (up $355 thousand), medical insurance expense (up $278 thousand) and expenses related to the Corporation's 401(k) plan (up $210 thousand).
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
Net Occupancy. Net occupancy expense for the three months ended March 31, 2014 increased $974 thousand or 8.1% compared to the same period in 2013. The increase was primarily related to increases in lease expense (up $600 thousand), utilities expense (up $152 thousand) and a decrease in parking garage income (down $134 thousand), among other things. These items were partly offset by a decrease in service contracts expense (down $116 thousand).
Furniture and Equipment. Furniture and equipment expense for the three months ended March 31, 2014 increased $768 thousand, or 5.4%, compared to the same period in 2013. The increase was primarily related to increases in software maintenance (up $311 thousand) and furniture and fixtures depreciation (up $290 thousand), among other things.
Deposit Insurance. Deposit insurance expense totaled $3.1 million for the three months ended March 31, 2014 compared to $2.9 million for the three months ended March 31, 2013. The increase in deposit insurance expense for the first quarter 2014 compared to the same period in 2013 was primarily related to an increase in assets.
Intangible Amortization. Intangible amortization is primarily related to core deposit intangibles and, to a lesser extent, intangibles related to customer relationships and non-compete agreements. Intangible amortization for the three months ended March 31, 2014 decreased $131 thousand, or 16.0%, compared to the same period in 2013. The decrease in amortization expense was primarily the result of the completion of amortization of certain intangible assets as well as a reduction in the annual amortization rate of certain intangible assets as the Corporation uses an accelerated amortization approach which results in higher amortization rates during the earlier years of the useful lives of intangible assets. The decrease in amortization was partly offset by the additional amortization related to intangible assets recorded in connection with the acquisition of Kolkhorst Insurance Agency, Inc. on November 1, 2013.

Other Non-Interest Expense. Other non-interest expense for the three months ended March 31, 2014 decreased $2.9 million, or 6.9%, compared to the same period in 2013. During the first quarter of 2013, the Corporation wrote down certain land and other assets totaling $7.2 million. Approximately $6.2 million of this amount was related to the write-down of certain long-term bank-owned property in downtown San Antonio that was made available for sale. Excluding the impact of the prior-year write-downs, other non-interest expense effectively increased $4.3 million during the first quarter of 2014 compared to the same period in 2013. Components of other non-interest expense with significant increases included amortization of net deferred cost related to loan commitments (up $1.1 million), check card expense (up $999 thousand), advertising/promotions expense (up $670 thousand), professional services expense (up $458 thousand), sundry expense from various miscellaneous items (up $437 thousand) and travel/meals and entertainment (up $324 thousand). The increases in the aforementioned items were partly offset by decreases in losses on the sale/write-down of assets/foreclosed assets (down $362 thousand, excluding the aforementioned $7.2 million in write-downs in the first quarter of 2013) and fraud losses (down $359 thousand). During the three months ended March 31, 2014, the Corporation incurred $1.1 million in costs associated with the pending acquisition of WNB Bancshares (see Note 18 - Pending Acquisitions). These costs are included in sundry expense from various miscellaneous items ($1.0 million), professional services expense ($55 thousand) and travel, meals and entertainment expense ($36 thousand).
Results of Segment Operations
The Corporation’s operations are managed along two operating segments: Banking and Frost Wealth Advisors. A description of each business and the methodologies used to measure financial performance is described in Note 15 - Operating Segments in the accompanying notes to consolidated financial statements included elsewhere in this report. Net income (loss) by operating segment is presented below:

	Three Months Ended March 31,
	2014	2013
Banking	$56,056	$53,553
Frost Wealth Advisors	5,084	3,238
Non-Banks	48	(1,603)
Consolidated net income	$61,188	$55,188
Banking
Net income for the three months ended March 31, 2014 increased $2.5 million, or 4.7%, compared to the same period in 2013. The increase was primarily the result of a $6.4 million increase in net interest income and a $3.2 million decrease in income tax expense partly offset by a $4.4 million decrease in non-interest income, a $2.1 million increase in non-interest expense and a $599 thousand increase in the provision for loan losses.
Net interest income for the three months ended March 31, 2014 increased $6.4 million, or 4.2%, compared to the same period in 2013. The increase primarily related to an increase in the average volume of interest-earning assets partly offset by a decrease in the net interest margin. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.
The provision for loan losses for the three months ended March 31, 2014 totaled $6.6 million compared to $6.0 million for the same period in 2013. See the analysis of the provision for loan losses included in the section captioned “Allowance for Loan Losses” included elsewhere in this discussion.
Non-interest income for the three months ended March 31, 2014 decreased $4.4 million, or 8.7%, compared to the same period in 2013. The decrease in non-interest income was primarily related to a decrease in other non-interest income partly offset by increases in interchange and debit card transaction fees and other charges, commissions and fees. The decrease in other non-interest income was primarily related to a non-recurring gain realized on the sale of a building and parking garage during the first quarter of 2013. The increase in interchange and debit card transaction fees was primarily due to an increase in income from check card usage partly offset by a decrease in point of sale income. The increase in other charges, commissions and fees was primarily due to an increase in wire transfer fees, in part due to a new fee schedule, and an increase in unused balance fees on loan commitments. The increase in insurance commissions and fees was related to an increase in commission income mostly offset by a decrease in contingent commissions. See the analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for the three months months ended March 31, 2014 increased $2.1 million, or 1.6%, compared to the same period in 2013. The increase was primarily due to increases in salaries and wages, net occupancy, furniture and equipment expense and deposit insurance expense partly offset by decreases in other non-interest expense and employee benefits. The increase in salaries and wages was primarily related to an increase in the number of employees and normal annual merit and market increases partly offset by a decrease in stock-based compensation expense. The increase in net occupancy expense was primarily related to increases in lease expense, utilities expense and a decrease in parking garage income. The increase in furniture and equipment expense was primarily due to increases in software maintenance and furniture and fixtures depreciation, among other things. The increase in deposit insurance expense was primarily related to an increase in assets. The decrease in other non-interest expense was primarily related to a non-recurring write-down of certain land and other assets during the first quarter of 2013. The decrease in employee benefit expense was primarily related to a decrease in expenses related to the Corporation's defined benefit retirement plans and profit sharing plan partly offset by increases in payroll taxes, medical insurance and expenses related to the Corporation's 401(k) plan. See the analysis of these items included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.
Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $13.3 million during the three months ended March 31, 2014 and $13.2 million during the three months ended March 31, 2013. The increase was related to an increase in commission income mostly offset by a decrease in contingent commissions. See the analysis of insurance commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion. Frost Insurance Agency also had consulting revenues totaling $359 thousand during the three months ended March 31, 2014 and $349 thousand during the three months ended March 31, 2013. Consulting revenues are primarily related to human resources consulting services and are reported as a component of other charges, commissions and fees.
Frost Wealth Advisors
Net income for the three months ended March 31, 2014 increased $1.8 million, or 57.0%, compared to the same period in 2013. The increase was primarily due to a $3.9 million increase in non-interest income partly offset by a $1.0 million increase in non-interest expense and a $994 thousand increase in income tax expense.
Non-interest income for the three months ended March 31, 2014 increased $3.9 million, or 15.1%, compared to the same period in 2013. The increase was primarily due to a $3.6 million increase in trust and investment management fees and a $222 thousand increase in other charges, commissions and fees.
Trust and investment management fee income is the most significant income component for Frost Wealth Advisors. Investment fees are the most significant component of trust and investment management fees, making up approximately 70% of total trust and investment management fees for the first three months of 2014. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. The increase in trust and investment management fee income during the three months ended March 31, 2014 compared to the same period in 2013 was primarily the result of an increase in trust investment fees, real estate fees and oil and gas fees. The increase in trust investment fees during the three months ended March 31, 2014 compared to the same period in 2013 was primarily due to higher average equity valuations during 2014 and an increase in the number of accounts. The increase in real estate fees was partly the result of additional fees for services in connection with a large property sale during the first quarter of 2014. See the analysis of trust and investment management fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion. The increases in other charges, commissions and fees during the three months ended March 31, 2014 compared to the same period in 2013 was primarily due to increases in income related to the sale of annuities.
Non-interest expense for the three months ended March 31, 2014 increased $1.0 million, or 4.6%, compared to the same period in 2013. The increase was primarily due to a $683 thousand increase in salaries and wages, a $211 thousand increase in other non-interest expense and a $98 thousand increase in employee benefits. The increase in salaries and wages was primarily related to normal annual merit and market increases. The increase in other non-interest expense was related to increases in professional services expense as well as increases in various miscellaneous categories of expense and overhead cost allocations. The increase in employee benefits was related to increases in payroll taxes, 401(k) plan expense and medical insurance expense.
Non-Banks
The Non-Banks operating segment had net income of $48 thousand for the three months ended March 31, 2014 compared to a net loss of $1.6 million for the same period in 2013. The increase in net income was primarily due to a $1.1 million decrease in net interest expense, a $987 thousand decrease in other non-interest expense and a $368 thousand increase in other non-interest income. The decrease in net interest expense was primarily related to a decrease in the interest rate paid on the Corporation's junior subordinated deferrable interest debentures as a result of the termination of an interest rate swap on the debentures in December of 2013. See Note 8 - Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report for additional information related to the interest rate swap. The decrease in other-non interest expense was primarily related to a non-recurring write-off of certain premises and equipment assets totaling $923 thousand during the first quarter of 2013. The increase in other non-interest income was primarily related to an increase in mineral interest income related to bonus, rental and shut-in payments and oil and gas royalties received from severed mineral interests on property owned by Main Plaza Corporation, a wholly-owned non-banking subsidiary of the Corporation.
Income Taxes
The Corporation recognized income tax expense of $12.1 million, for an effective tax rate of 16.5% for the three months ended March 31, 2014 compared to $13.6 million, for an effective tax rate of 19.8% for the three months ended March 31, 2013. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies. The lower effective tax rate during 2014 was partly related to an increase in the relative proportion of tax-exempt income as the Corporation purchased additional tax-exempt municipal securities.
Average Balance Sheet
Average assets totaled $24.0 billion for the three months ended March 31, 2014 representing an increase of $1.8 billion, or 8.1%, compared to average assets for the same period in 2013. The increase was primarily reflected in earning assets, which increased $1.8 billion, or 8.9%, during the first quarter 2014 compared to the same period of 2013. The increase in earning assets was primarily due to a $1.6 billion increase in average interest-bearing deposits and an $468.9 million increase in average loans. The growth in average interest-earning assets was primarily funded by an increase in deposits. Total deposits averaged $20.5 billion for the first three months of 2014, increasing $1.8 billion, or 9.5%, compared to the same period in 2013. Average interest-bearing accounts totaled 60.2% and 60.3% of average total deposits during the first three months of 2014 and 2013, respectively.

Loans
Loans were as follows as of the dates indicated:

	March 31, 2014	Percentage of Total	December 31, 2013	Percentage of Total
Commercial and industrial:
Commercial	$4,686,817	48.1%	$4,460,543	46.9%
Leases	307,269	3.1	319,577	3.4
Asset-based	112,640	1.2	126,956	1.3
Total commercial and industrial	5,106,726	52.4	4,907,076	51.6
Commercial real estate:
Commercial mortgages	2,800,091	28.7	2,800,760	29.4
Construction	445,491	4.6	426,639	4.5
Land	250,557	2.6	239,937	2.5
Total commercial real estate	3,496,139	35.9	3,467,336	36.4
Consumer real estate:
Home equity loans	334,802	3.4	329,853	3.5
Home equity lines of credit	199,734	2.0	195,132	2.1
1-4 family residential mortgages	29,749	0.3	32,447	0.3
Construction	15,509	0.2	13,123	0.1
Other	239,203	2.5	237,649	2.5
Total consumer real estate	818,997	8.4	808,204	8.5
Total real estate	4,315,136	44.3	4,275,540	44.9
Consumer and other:
Consumer installment	346,798	3.5	350,827	3.7
Other	5,522	0.1	7,289	0.1
Total consumer and other	352,320	3.6	358,116	3.8
Unearned discounts	(23,537)	(0.3)	(25,032)	(0.3)
Total loans	$9,750,645	100.0%	$9,515,700	100.0%
Loans increased $234.9 million, or 2.5%, compared to December 31, 2013. The majority of the Corporation’s loan portfolio is comprised of commercial and industrial loans and real estate loans. Commercial and industrial loans made up 52.4% and 51.6% of total loans at March 31, 2014 and December 31, 2013, respectively, while real estate loans made up 44.3% and 44.9% of total loans, respectively, at those dates. Real estate loans include both commercial and consumer balances.
Commercial and industrial loans increased $199.7 million, or 4.1%, during the first quarter of 2014. The Corporation’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Corporation’s loan policy guidelines. The commercial and industrial loan portfolio also includes the commercial lease and asset-based lending portfolios as well as purchased shared national credits ("SNC"s) which are discussed in more detail below.
Purchased shared national credits are participations purchased from upstream financial organizations and tend to be larger in size than the Corporation’s originated portfolio. The Corporation’s purchased SNC portfolio totaled $616.4 million at March 31, 2014, increasing $30.2 million, or 5.1%, from $586.2 million at December 31, 2013. At March 31, 2014, 57.3% of outstanding purchased SNCs was related to the energy industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the commercial and industrial portfolio, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of the Corporation’s customers. As a matter of policy, the Corporation generally only participates in SNCs for companies headquartered in or which have significant operations within the Corporation’s market areas. In addition, the Corporation must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.
Real estate loans increased $39.6 million or 0.93% during the first quarter of 2014. Real estate loans include both commercial and consumer balances. Commercial real estate loans totaled $3.5 billion at March 31, 2014 and represented 81.0% of total real estate loans. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. The Corporation’s primary focus for its commercial real estate portfolio has been growth in loans secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan.
The consumer loan portfolio, including all consumer real estate and consumer installment loans, totaled $1.2 billion at both March 31, 2014 and December 31, 2013. Consumer real estate loans, increased $10.8 million, or 1.3% , from December 31, 2013. Combined, home equity loans and lines of credit made up 65.3% and 65.0% of the consumer real estate loan total at March 31, 2014 and December 31, 2013, respectively. The Corporation offers home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans. In general, the Corporation no longer originates 1-4 family mortgage loans. Consumer installment loans, decreased $4.0 million, or 1.1%, from December 31, 2013. The consumer installment loan portfolio primarily consists of automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents, and other similar types of credit facilities.
Non-Performing Assets
Non-performing assets and accruing past due loans are presented in the table below. Troubled debt restructurings on non-accrual status are reported as non-accrual loans. Troubled debt restructurings on accrual status are reported separately.

	March 31, 2014	December 31, 2013
Non-accrual loans:
Commercial and industrial	$22,984	$26,733
Commercial real estate	23,631	27,035
Consumer real estate	2,178	2,207
Consumer and other	710	745
Total non-accrual loans	49,503	56,720
Restructured loans	—	1,137
Foreclosed assets:
Real estate	11,773	11,916
Other	15	—
Total foreclosed assets	11,788	11,916
Total non-performing assets	$61,291	$69,773

Ratio of non-performing assets to:
Total loans and foreclosed assets	0.63%	0.73%
Total assets	0.25	0.29
Accruing past due loans:
30 to 89 days past due	$22,914	$31,297
90 or more days past due	9,039	7,635
Total accruing past due loans	$31,953	$38,932
Ratio of accruing past due loans to total loans:
30 to 89 days past due	0.23%	0.33%
90 or more days past due	0.09	0.08
Total accruing past due loans	0.32%	0.41%
Non-performing assets include non-accrual loans, troubled debt restructurings and foreclosed assets. Non-performing assets at March 31, 2014 decreased $8.5 million from December 31, 2013. The level of non-performing assets during the comparable periods is reflective of weaker economic conditions which began in the latter part of 2008, although the level of classified assets has trended downward since the first quarter of 2012. Non-accrual commercial and industrial loans included one credit relationship in excess of $5 million totaling $5.7 million and $6.3 million at March 31, 2014 and December 31, 2013, respectively. Non-accrual real estate loans primarily consist of land development, 1-4 family residential construction credit relationships and loans secured by office buildings and religious facilities. Non-accrual commercial real estate loans included one credit relationship in excess of $5 million totaling $7.1 million and $7.3 million at March 31, 2014 and December 31, 2013, respectively. One credit relationship totaling $7.1 million at March 31, 2014 and $7.9 million at December 31, 2013, was included in both non-accrual commercial and industrial loans ($4.5 million at March 31, 2014 and $4.7 million at December 31, 2013) and non-accrual commercial real estate loans ($2.6 million at March 31, 2014 and $3.2 million at December 31, 2013).

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
Foreclosed assets represent property acquired as the result of borrower defaults on loans. Foreclosed assets are recorded at estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for loan losses. Regulatory guidelines require the Corporation to reevaluate the fair value of foreclosed assets on at least an annual basis. The Corporation’s policy is to comply with the regulatory guidelines. Write-downs are provided for subsequent declines in value and are included in other non-interest expense along with other expenses related to maintaining the properties. Write-downs of foreclosed assets totaled $244 thousand and $565 thousand, during the three months ended March 31, 2014 and 2013, respectively. There were no significant concentrations of any properties, to which the aforementioned write-downs relate, in any single geographic region.
Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At March 31, 2014 and December 31, 2013, the Corporation had $29.7 million and $13.8 million in loans of this type which are not included in any one of the non-accrual, restructured or 90 days past due loan categories. At March 31, 2014, potential problem loans consisted of six credit relationships. Of the total outstanding balance at March 31, 2014, 59.5% related to an aircraft parts supplier and 11.6% related to a customer in manufacturing. Weakness in these organizations’ operating performance and condition has caused the Corporation to heighten the attention given to these credits.
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
The table below provides, as of the dates indicated, an allocation of the allowance for loan losses by loan type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	March 31, 2014	December 31, 2013
Commercial and industrial	$57,054	$52,790
Commercial real estate	21,020	22,590
Consumer real estate	4,533	5,230
Consumer and other	5,691	5,010
Unallocated	6,858	6,818
Total	$95,156	$92,438
The reserve allocated to commercial and industrial loans at March 31, 2014 increased $4.3 million compared to December 31, 2013. The increase was primarily related to increases in the historical valuation allowance, the environmental risk adjustment, reserves allocated for highly leveraged credit relationships and reserves allocated for excessive industry concentrations combined with a decrease in the adjustment for recoveries partly offset by decreases in the distressed industries allocation and allocations for specific loans. Historical valuation allowances increased $7.3 million from $29.4 million at December 31, 2013 to $36.6 million at March 31, 2014. The increase in historical valuation allowances was primarily due to increases in the historical loss allocation factors applied to certain categories of non-classified and classified commercial and industrial loans and an increase in the volume of non-classified commercial and industrial loans. The environmental risk adjustment increased $1.7 million from $5.5 million at December 31, 2013 to $7.2 million at March 31, 2014. Although the environmental risk adjustment factor decreased at March 31, 2014 compared to December 31, 2013, the dollar amount of the environmental risk adjustment increased as a result of the aforementioned increases in the base historical loss allocation factors to which the environment risk adjustment factor is applied. The adjustment for recoveries decreased $996 thousand from $3.6 million at December 31, 2013 to $2.6 million  at March 31, 2014 primarily due to the lower level of recoveries, on an annualized basis, experienced in the first three months of 2014 relative to annual recoveries for 2013. The reserve allocated for highly leveraged credit relationships increased $635 thousand from $4.5 million at December 31, 2013 to $5.2 million at March 31, 2014 primarily due to an increase in the volume of such credit relationships. The reserve allocated for excess industry concentrations increased $395 thousand from $1.5 million at December 31, 2013 to $1.9 million at March 31, 2014. The increase in the reserve allocated for excessive industry concentrations was primarily related to an increase in the volumes of industry concentrations. The distressed industries allocation related to commercial and industrial loans decreased $5.5 million from $7.8 million at December 31, 2013 to $2.4 million at March 31, 2014. The decrease was primarily related to improvements in the weighted-average risk grades of certain segments of the contractors industry to a level below that of the weighted-average risk grade for all pass-grade loans within the overall loan portfolio segment. As a result, additional distressed industry allocations were no longer necessary for these segments of the contractors industry. Allocations for specific loans decreased $1.4 million from $4.1 million at December 31, 2013 to $2.7 million at March 31, 2014. Classified commercial and industrial loans (loans having a risk grade of 11, 12 or 13) totaled $119.6 million at March 31, 2014 compared to $120.2 million at December 31, 2013.
The reserve allocated to commercial real estate loans decreased $1.6 million from $22.6 million at December 31, 2013 to $21.0 million at March 31, 2014. The decrease was primarily related to decreases in allocations for specific loans and the distressed industries allocation partly offset by a decrease in the adjustment for recoveries and an increase in the reserve allocated for highly leveraged credit relationships. Allocations for specific loans decreased $2.0 million from $2.8 million at December 31, 2013 to $776 thousand at March 31, 2014. The distressed industries allocation related to commercial real estate loans decreased $288 thousand. As mentioned above, the decrease was primarily related to improvements in the weighted-average risk grades of certain segments of the contractors industry. The adjustment for recoveries decreased $413 thousand from $1.2 million at December 31, 2013 to $791 thousand  at March 31, 2014 primarily due to the lower level of recoveries, on an annualized basis, experienced in the first three months of 2014 relative to annual recoveries for 2013. The reserve allocated for highly leveraged credit relationships increased $338 thousand from $619 thousand at December 31, 2013 to $957 thousand at March 31, 2014 primarily due to an increase in the volume of such credit relationships. Classified commercial real estate loans totaled $74.5 million at March 31, 2014 compared to $80.8 million at December 31, 2013.
The reserve allocated to consumer real estate loans at March 31, 2014 decreased $697 thousand compared to December 31, 2013 primarily due to a decrease in historical valuation allowances which decreased $678 thousand from $2.6 million at December 31, 2013 to $2.0 million at March 31, 2014. The decrease was primarily related to a decrease in the historical loss allocation factor applied to pass grade consumer real estate loans. A decrease in the environmental risk adjustment was mostly offset by an increase in the adjustment for recoveries.
The reserve allocated to consumer and other loans at March 31, 2014 increased $681 thousand compared to December 31, 2013. The increase was primarily related to an increase in the historical valuation allowances due to an increase in the historical loss allocation factor applied to consumer and other loans combined with an increase in the environmental risk adjustment. The increase from these items was partly offset by an increase in the adjustment for recoveries.
The unallocated portion of the allowance for loan losses represents general valuation allowances that are not allocated to specific loan portfolio segments. See Note 3 – Loans in the accompanying notes to consolidated financial statements for information regarding the components of the unallocated portion of the allowance. The unallocated portion of the allowance for loan losses at March 31, 2014 did not significantly fluctuate compared to December 31, 2013 as increases in the reserves for credit and collateral exceptions (up $556 thousand) and the reserves allocated for policy exceptions (up $55 thousand) were mostly offset by a decrease in the allocation for general macroeconomic risk (down $571 thousand). The decrease in the allocation for general macroeconomic risk is reflective of improving trends in certain components of the Texas Leading Index and, aside from the $15.0 million charge-off discussed below related to a single customer relationship which was not considered to be indicative of a decline in the overall credit quality of the Corporation's loan portfolio, the fact that the trend in net charge-offs has stabilized at improved levels compared to recent years. Furthermore, the overall level of classified commercial and industrial and commercial real estate loans decreased approximately $6.8 million, or 3.4%, at March 31, 2014 compared to December 31, 2013 while the overall weighted-average risk grades of these portfolios remained stable at 6.40 at both March 31, 2014 and December 31, 2013.

Activity in the allowance for loan losses is presented in the following table.

	Three Months Ended
	March 31, 2014	March 31, 2013
Balance at beginning of period	$92,438	$104,453
Provision for loan losses	6,600	6,000
Charge-offs:
Commercial and industrial	(2,367)	(17,152)
Commercial real estate	(1,791)	(266)
Consumer real estate	(21)	(336)
Consumer and other	(2,487)	(2,177)
Total charge-offs	(6,666)	(19,931)
Recoveries:
Commercial and industrial	671	625
Commercial real estate	213	595
Consumer real estate	44	60
Consumer and other	1,856	1,787
Total recoveries	2,784	3,067
Net charge-offs	(3,882)	(16,864)
Balance at end of period	$95,156	$93,589

Ratio of allowance for loan losses to:
Total loans	0.98%	1.02%
Non-accrual loans	192.22	102.12
Ratio of annualized net charge-offs to average total loans	0.16	0.75
The provision for loan losses increased $600 thousand, or 10.0% during the first quarter of 2014 compared to the same period in 2013. Net charge-offs as a percentage of average loans (on an annualized basis) totaled 0.16% during the first quarter of 2014 decreasing 59 basis points compared to 0.75% during the first quarter of 2013. During the first quarter of 2013, the Corporation recognized a $15.0 million charge-off related to a single commercial and industrial loan relationship. The loan was not past due or previously considered to be a non-performing, impaired or potential problem loan; however, in April 2013, the borrower entered into bankruptcy proceedings. The level of the provision for loan losses during the first quarter of 2013 was impacted by this charge-off. Excluding the $15.0 million charge-off, net charge-offs would have been $1.9 million, or 0.8% of average loans (on an annualized basis), during the first quarter of 2013.
The ratio of the allowance for loan losses to total loans was 0.98% at March 31, 2014 compared to 0.97% at December 31, 2013. Management believes the recorded amount of the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, the Corporation’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.
Capital and Liquidity
Capital. Shareholders’ equity totaled $2.6 billion and $2.5 billion at March 31, 2014 and December 31, 2013. In addition to net income of $61.2 million, other sources of capital during the three months ended March 31, 2014 included $17.3 million in proceeds from stock option exercises and related tax benefits of $1.3 million, $2.1 million related to stock-based compensation and other comprehensive income, net of tax, of $2.3 million. Uses of capital during the three months ended March 31, 2014 included $32.5 million of dividends paid on preferred and common stock.
The accumulated other comprehensive income/loss component of shareholders’ equity totaled a net, after-tax, unrealized gain of $142.7 million at March 31, 2014 compared to a net, after-tax, unrealized gain of $140.4 million at December 31, 2013. The increase was primarily due to a $13.9 million net after-tax increase in the net unrealized gain on securities available for sale and a $437 thousand net after-tax decrease in the net actuarial loss of the Corporation’s defined benefit post-retirement benefit plans partly offset by a $6.1 million net after-tax decrease in the accumulated net gain on effective cash flow hedges and a $6.0 million net after-tax decrease in the net unrealized gain on securities transferred to held to maturity.
Under current regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to securities available for sale, effective cash flow hedges and defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. See Note 7 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.
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
The Corporation paid quarterly dividends of $0.50 per common share during the first quarter of 2014 and quarterly dividends of $0.48 per common share during the first quarter of 2013. This equates to a dividend payout ratio of 51.5% and 52.1% during the first quarters of 2014 and 2013, respectively. Under the terms of the junior subordinated deferrable interest debentures that Cullen/Frost has issued to Cullen/Frost Capital Trust II, Cullen/Frost has the right at any time during the term of the debentures to defer the payment of interest at any time or from time to time for an extension period not exceeding 20 consecutive quarterly periods with respect to each extension period. The ability of the Corporation to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of its capital stock is subject to certain restrictions during any such extension period.
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
From time to time, the Corporation’s board of directors has authorized stock repurchase plans. Stock repurchase plans allow the Corporation to proactively manage its capital position and return excess capital to shareholders. Shares purchased under such plans also provide the Corporation with shares of common stock necessary to satisfy obligations related to stock compensation awards. The aforementioned accelerated share repurchase was part of a stock repurchase program that was authorized by the Corporation’s board of directors in December 2012 to buy up to $150.0 million of the Corporation’s common stock. During 2013, the Corporation repurchased 2,236,748 shares (1,905,077 shares in the first quarter and 331,671 during the third quarter) under the stock repurchase plan. No shares were repurchased under stock repurchase plans during the first quarter of 2014. See Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds, included elsewhere in this report, for details of stock repurchases during the quarter.
Basel III Capital Rules. In July 2013, Cullen/Frost's and Frost Bank’s primary federal regulator, the Federal Reserve, published the Basel III Capital Rules establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including Cullen/Frost and Frost Bank, compared to the current U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach, which was derived from Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel III Capital Rules are effective for Cullen/Frost and Frost Bank on January 1, 2015 (subject to a phase-in period). Management believes that, as of March 31, 2014, Cullen/Frost and Frost Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective. See the section captioned “Supervision and Regulation” in Item 1. Business of the Corporation’s 2013 Form 10-K for more information on the Basel III Capital Rules.
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
The liquidity position of the Corporation is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in the Corporation’s asset/liability management process. The Corporation regularly models liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into the Corporation’s contingency funding plan, which provides the basis for the identification of the Corporation’s liquidity needs. As of March 31, 2014, management is not aware of any events that are reasonably likely to have a material adverse effect on the Corporation’s liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity, including the Basel III liquidity framework, which, if implemented, would have a material adverse effect on the Corporation.
Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 7 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At March 31, 2014, Cullen/Frost had liquid assets, including cash and resell agreements, totaling $345.0 million.
Accounting Standards Updates
See Note 17 - Accounting Standards Updates in the accompanying notes to consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on the Corporation’s financial statements.

Consolidated Average Balance Sheets and Interest Income Analysis - Quarter To Date
(Dollars in thousands - taxable-equivalent basis)

	March 31, 2014			March 31, 2013
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$3,819,492	$2,404	0.26%	$2,199,996	$1,353	0.25%
Federal funds sold and resell agreements	19,452	20	0.42	16,335	22	0.54
Securities:
Taxable	4,372,851	21,403	2.00	5,836,609	27,377	1.93
Tax-exempt	4,450,382	61,525	5.57	3,253,186	46,485	5.78
Total securities	8,823,233	82,928	3.81	9,089,795	73,862	3.32
Loans, net of unearned discounts	9,577,538	105,814	4.48	9,108,615	103,514	4.62
Total Earning Assets and Average Rate Earned	22,239,715	191,166	3.48	20,414,741	178,751	3.57
Cash and due from banks	566,713			579,714
Allowance for loan losses	(94,406)			(105,159)
Premises and equipment, net	317,463			317,344
Accrued interest and other assets	977,113			1,006,737
Total Assets	$24,006,598			$22,213,377

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$7,388,236			$6,722,627
Correspondent banks	355,881			335,437
Public funds	409,054			372,957
Total non-interest-bearing demand deposits	8,153,171			7,431,021
Interest-bearing deposits:
Private accounts
Savings and interest checking	3,953,601	220	0.02	3,537,278	378	0.04
Money market deposit accounts	6,960,570	1,804	0.11	6,300,324	2,733	0.18
Time accounts	942,941	467	0.20	995,166	739	0.30
Public funds	500,796	70	0.06	459,369	158	0.14
Total interest-bearing deposits	12,357,908	2,561	0.08	11,292,137	4,008	0.14
Total deposits	20,511,079			18,723,158
Federal funds purchased and repurchase agreements	503,729	27	0.02	532,712	30	0.02
Junior subordinated deferrable interest debentures	123,712	561	1.81	123,712	1,673	5.41
Subordinated notes payable and other notes	100,000	222	0.89	100,000	238	0.95
Federal Home Loan Bank advances	—	—	—	3	—	6.00
Total Interest-Bearing Funds and Average Rate Paid	13,085,349	3,371	0.10	12,048,564	5,949	0.20
Accrued interest and other liabilities	215,569			302,936
Total Liabilities	21,454,089			19,782,521
Shareholders’ Equity	2,552,509			2,430,856
Total Liabilities and Shareholders’ Equity	$24,006,598			$22,213,377
Net interest income		$187,795			$172,802
Net interest spread			3.38%			3.37%
Net interest income to total average earning assets			3.42%			3.45%
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
Refer to the discussion of market risks included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the 2013 Form 10-K. There has been no significant change in the types of market risks faced by the Corporation since December 31, 2013.
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
For modeling purposes, as of March 31, 2014, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 0.2% and 1.1%, respectively, relative to the flat-rate case over the next 12 months, while a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 3.0% relative to the flat-rate case over the next 12 months. The March 31, 2014 model simulations were impacted by the assumption, for modeling purposes, that the Corporation will begin to pay interest on demand deposits (those not already receiving an earnings credit rate) in the second quarter of 2014, as further discussed below. As of March 31, 2013, the model simulations projected that a 100 basis point increase in interest rates would result in a positive variance in net interest income of 0.1% and a 200 basis point increase in interest rates would result in a positive variance in net interest income of 1.1%, relative to the base case over the next 12 months, while a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 2.1% relative to the base case over the next 12 months. The March 31, 2013 model simulations were impacted by the assumption, for modeling purposes, that the Corporation will begin to pay interest on demand deposits in the second quarter of 2013, as further discussed below. The likelihood of a decrease in interest rates beyond 25 basis points as of March 31, 2014 and 2013 was considered to be remote given prevailing interest rate levels.
The Corporation experienced significant growth in deposits during 2013 and the first quarter of 2014 which funded a significant increase in interest-bearing deposits which generally reprice as market interest rates change. This increase in interest-bearing deposits coupled with the assumption, for modeling purposes, that the Corporation would begin paying interest on demand deposits that were previously non-interest-bearing as a result of recent legislation, as further discussed below, would generally result in the model simulations indicating that the Corporation’s interest rate sensitivity as of March 31, 2014 would remain similarly asset sensitive in comparison to March 31, 2013.
As mentioned above, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) repealed the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. Although the ultimate impact of this legislation on the Corporation has not yet been determined, the Corporation may begin to incur interest costs associated with demand deposits in the future as market conditions warrant. If this were to occur, the Corporation’s balance sheet would likely become less asset sensitive and possibly liability sensitive. Because the interest rate that will ultimately be paid on these demand deposits depends upon a variety of factors, some of which are beyond the Corporation’s control, the Corporation assumed an aggressive pricing structure for the purposes of the model simulations discussed above with interest payments beginning in the second quarter of 2014. Should the actual interest rate paid on demand deposits be less than the rate assumed in the model simulations, or should the interest rate paid for demand deposits become an administered rate with less direct correlation to movements in general market interest rates, the Corporation’s balance sheet could be more asset sensitive than the model simulations might otherwise indicate.
As of March 31, 2014, the effects of a 200 basis point increase and a 25 basis point decrease in interest rates on the Corporation’s derivative holdings would not result in a significant variance in the Corporation’s net interest income.
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
Item 1A. Risk Factors
There has been no material change in the risk factors disclosed under Item 1A. of the Corporation’s 2013 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases made by or on behalf of the Corporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation’s common stock during the three months ended March 31, 2014. Dollar amounts in thousands.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plan at the End of the Period
January 1, 2014 to January 31, 2014	—	$—	—	$—
February 1, 2014 to February 28, 2014	—	—	—	—
March 1, 2014 to March 31, 2014	—	—	—	—
Total	—	$—	—	—

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

Cullen/Frost Bankers, Inc.
(Registrant)

Date:	April 23, 2014	By:	/s/ Phillip D. Green
Phillip D. Green
Group Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer, Principal Financial
Officer and Principal Accounting Officer)