Form 10-Q
period 2014-06-30
CULLEN/FROST BANKERS, INC.
filed 2014-07-30
CIK 39263

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2014
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of July 23, 2014 there were 62,971,193 shares of the registrant’s Common Stock, $.01 par value, outstanding.

Cullen/Frost Bankers, Inc.
Quarterly Report on Form 10-Q
June 30, 2014

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Cullen/Frost Bankers, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	June 30, 2014	December 31, 2013
Assets:
Cash and due from banks	$809,582	$885,121
Interest-bearing deposits	4,193,255	3,646,756
Federal funds sold and resell agreements	17,773	24,248
Total cash and cash equivalents	5,020,610	4,556,125
Securities held to maturity, at amortized cost	3,065,867	3,139,748
Securities available for sale, at estimated fair value	6,322,943	5,895,436
Trading account securities	15,489	16,398
Loans, net of unearned discounts	10,679,377	9,515,700
Less: Allowance for loan losses	(98,286)	(92,438)
Net loans	10,581,091	9,423,262
Premises and equipment, net	369,158	313,331
Goodwill	649,020	536,649
Other intangible assets, net	15,700	6,345
Cash surrender value of life insurance policies	170,245	141,108
Accrued interest receivable and other assets	313,316	284,537
Total assets	$26,523,439	$24,312,939

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$9,507,581	$8,311,149
Interest-bearing deposits	13,009,025	12,377,637
Total deposits	22,516,606	20,688,786
Federal funds purchased and repurchase agreements	612,991	668,253
Junior subordinated deferrable interest debentures	137,115	123,712
Other long-term borrowings	100,000	100,000
Accrued interest payable and other liabilities	386,053	218,027
Total liabilities	23,752,765	21,798,778

Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; 6,000,000 Series A shares ($25 liquidation preference) issued at June 30, 2014 and December 31, 2013	144,486	144,486
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 63,632,464 shares issued at June 30, 2014 and 61,632,464 shares issued at December 31, 2013	637	617
Additional paid-in capital	879,580	724,197
Retained earnings	1,630,799	1,575,282
Accumulated other comprehensive income, net of tax	160,468	140,434
Treasury stock, at cost; 681,246 shares at June 30, 2014 and 1,066,021 shares at December 31, 2013	(45,296)	(70,855)
Total shareholders’ equity	2,770,674	2,514,161
Total liabilities and shareholders’ equity	$26,523,439	$24,312,939
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income:
Loans, including fees	$110,268	$103,316	$214,583	$205,372
Securities:
Taxable	22,114	25,485	43,517	52,862
Tax-exempt	37,969	28,690	73,533	56,644
Interest-bearing deposits	2,681	1,498	5,085	2,851
Federal funds sold and resell agreements	23	29	43	51
Total interest income	173,055	159,018	336,761	317,780
Interest expense:
Deposits	2,567	3,882	5,128	7,890
Federal funds purchased and repurchase agreements	34	29	61	59
Junior subordinated deferrable interest debentures	601	1,690	1,162	3,363
Other long-term borrowings	224	236	446	474
Total interest expense	3,426	5,837	6,797	11,786
Net interest income	169,629	153,181	329,964	305,994
Provision for loan losses	4,924	3,575	11,524	9,575
Net interest income after provision for loan losses	164,705	149,606	318,440	296,419
Non-interest income:
Trust and investment management fees	26,748	22,561	52,159	44,446
Service charges on deposit accounts	20,462	20,044	40,436	40,088
Insurance commissions and fees	9,823	9,266	22,949	22,336
Interchange and debit card transaction fees	4,627	4,268	8,870	8,279
Other charges, commissions and fees	8,550	8,578	16,757	16,333
Net gain (loss) on securities transactions	2	6	2	11
Other	8,938	7,786	15,467	18,796
Total non-interest income	79,150	72,509	156,640	150,289
Non-interest expense:
Salaries and wages	70,473	66,502	140,690	132,967
Employee benefits	14,806	14,629	32,194	32,620
Net occupancy	13,733	12,645	26,686	24,624
Furniture and equipment	15,207	14,986	30,160	29,171
Deposit insurance	3,145	2,835	6,262	5,724
Intangible amortization	806	788	1,495	1,608
Other	45,800	37,373	84,424	78,858
Total non-interest expense	163,970	149,758	321,911	305,572
Income before income taxes	79,885	72,357	153,169	141,136
Income taxes	13,415	12,694	25,511	26,285
Net income	66,470	59,663	127,658	114,851
Preferred stock dividends	2,015	2,688	4,031	2,688
Net income available to common shareholders	$64,455	$56,975	$123,627	$112,163

Earnings per common share:
Basic	$1.03	$0.95	$2.00	$1.86
Diluted	1.02	0.94	1.99	1.85
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$66,470	$59,663	$127,658	$114,851
Other comprehensive income (loss), before tax:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	45,112	(74,025)	66,543	(95,369)
Change in net unrealized gain on securities transferred to held to maturity	(9,175)	(9,745)	(18,373)	(18,204)
Reclassification adjustment for net (gains) losses included in net income	(2)	(6)	(2)	(11)
Total securities available for sale and transferred securities	35,935	(83,776)	48,168	(113,584)
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	671	1,639	1,343	3,279
Derivatives:
Change in the accumulated gain/loss on effective cash flow hedge derivatives	—	(33)	—	(33)
Reclassification adjustments for (gains) losses included in net income:
Interest rate swaps on variable-rate loans	(9,345)	(9,345)	(18,690)	(18,690)
Interest rate swap on junior subordinated deferrable interest debentures	—	1,103	—	2,188
Total derivatives	(9,345)	(8,275)	(18,690)	(16,535)
Other comprehensive income (loss), before tax	27,261	(90,412)	30,821	(126,840)
Deferred tax expense (benefit) related to other comprehensive income	9,541	(31,644)	10,787	(44,394)
Other comprehensive income (loss), net of tax	17,720	(58,768)	20,034	(82,446)
Comprehensive income	$84,190	$895	$147,692	$32,405
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

	Six Months Ended June 30,
	2014	2013
Total shareholders’ equity at beginning of period	$2,514,161	$2,417,482
Net income	127,658	114,851
Other comprehensive income (loss)	20,034	(82,446)
Stock option exercises (384,775 shares in 2014 and 662,224 shares in 2013)	20,109	34,189
Stock compensation expense recognized in earnings	4,696	4,985
Tax benefits (deficiencies) related to stock compensation	1,664	(73)
Common stock issued in acquisition of WNB Bancshares (2,000,000 shares)	149,043	—
Issuance of preferred stock (6,000,000 shares in 2013)	—	144,486
Purchase of treasury stock (1,905,077 shares in 2013)	—	(115,200)
Accelerated share repurchase forward contract	—	(28,800)
Cash dividends – preferred stock (approximately $0.67 per share in 2014 and $0.45 per share in 2013)	(4,031)	(2,688)
Cash dividends – common stock ($1.01 per share in 2014 and $0.98 per share in 2013)	(62,660)	(58,948)
Total shareholders’ equity at end of period	$2,770,674	$2,427,838
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Six Months Ended June 30,
	2014	2013
Operating Activities:
Net income	$127,658	$114,851
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	11,524	9,575
Deferred tax expense (benefit)	(4,540)	(1,739)
Accretion of loan discounts	(7,033)	(5,790)
Securities premium amortization (discount accretion), net	28,359	18,124
Net (gain) loss on securities transactions	(2)	(11)
Depreciation and amortization	19,457	19,081
Net (gain) loss on sale/write-down of assets/foreclosed assets	939	3,023
Stock-based compensation	4,696	4,985
Net tax benefit (deficiency) from stock-based compensation	12	(448)
Excess tax benefits from stock-based compensation	(1,652)	(375)
Earnings on life insurance policies	(1,414)	(1,699)
Net change in:
Trading account securities	909	13,297
Accrued interest receivable and other assets	(34,937)	(42,461)
Accrued interest payable and other liabilities	(43,764)	(163,670)
Net cash from operating activities	100,212	(33,257)

Investing Activities:
Securities held to maturity:
Purchases	—	(221,107)
Maturities, calls and principal repayments	43,271	9,723
Securities available for sale:
Purchases	(3,303,838)	(8,910,706)
Sales	2,028	8,495,587
Maturities, calls and principal repayments	3,270,776	517,698
Net change in loans	(490,836)	(26,446)
Net cash (paid) received in acquisitions	830,656	—
Proceeds from sales of premises and equipment	28	16,301
Purchases of premises and equipment	(44,618)	(18,520)
Proceeds from sales of repossessed properties	3,410	4,081
Net cash from investing activities	310,877	(133,389)

Financing Activities:
Net change in deposits	203,777	(419,147)
Net change in short-term borrowings	(105,451)	(11,238)
Principal payments on long-term borrowings	—	(7)
Proceeds from stock option exercises	20,109	34,189
Excess tax benefits from stock-based compensation	1,652	375
Proceeds from issuance of preferred stock	—	144,486
Purchase of treasury stock	—	(115,200)
Accelerated share repurchase forward contract	—	(28,800)
Cash dividends paid on preferred stock	(4,031)	(2,688)
Cash dividends paid on common stock	(62,660)	(58,948)
Net cash from financing activities	53,396	(456,978)

Net change in cash and cash equivalents	464,485	(623,624)
Cash and equivalents at beginning of period	4,556,125	3,524,979
Cash and equivalents at end of period	$5,020,610	$2,901,355

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(Table amounts in thousands, except for share and per share amounts)
Note 1 - Significant Accounting Policies
Nature of Operations. Cullen/Frost Bankers, Inc. (Cullen/Frost) is a financial holding company and a bank holding company headquartered in San Antonio, Texas that provides, through its subsidiaries, a broad array of products and services throughout numerous Texas markets. In addition to general commercial and consumer banking, other products and services offered include trust and investment management, investment banking, insurance, brokerage, leasing, treasury management and item processing.
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
The consolidated financial statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Corporation’s financial position and results of operations. All such adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission ("SEC"). Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Corporation’s consolidated financial statements, and notes thereto, for the year ended December 31, 2013, included in the Corporation’s Annual Report on Form 10-K filed with the SEC on February 6, 2014 (the “2013 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.
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
Cash Flow Reporting. Additional cash flow information was as follows:

	Six Months Ended June 30,
	2014	2013
Cash paid for interest	$6,461	$12,039
Cash paid for income taxes	27,188	32,623
Significant non-cash transactions:
Loans foreclosed and transferred to other real estate owned and foreclosed assets	1,622	2,913
Loans to facilitate the sale of other real estate owned	102	—
Deferred gain on sale of building and parking garage	—	1,120

Note 2 - Mergers and Acquisitions
On May 30, 2014, the Corporation acquired WNB Bancshares, Inc. ("WNB"), including its subsidiary Western National Bank ("Western"), a privately-held bank holding company and bank located in the Permian Basin region of Texas. The Corporation purchased all of the outstanding shares of WNB for approximately $198.1 million. The total purchase price included $149.0 million of the Corporation’s common stock (2 million shares) and $49.1 million in cash. Western was integrated into Frost Bank as of the close of business on June 20, 2014.
The acquisition of WNB was accounted for using the acquisition method with all cash consideration funded through internal sources. The operating results of WNB are included with the Corporation’s results of operations since the date of acquisition. The total purchase price paid for the acquisition of WNB was allocated based on the estimated fair values of the assets acquired and liabilities assumed as set forth below. The purchase price allocation is preliminary and is subject to final determination and valuation of the fair value of assets acquired and liabilities assumed.

Cash and cash equivalents	$879,735
Securities available for sale	154,227
Loans	673,004
Premises and equipment	22,912
Core deposit intangible asset	10,850
Goodwill	112,371
Other assets	33,602
Deposits	(1,624,043)
Other borrowings	(63,592)
Other liabilities	(945)
$198,121
The loans acquired in this transaction were recorded at fair value with no carryover of any existing allowance for loan losses. Loans that were not deemed to be credit impaired at acquisition were subsequently considered as a part of the Corporation's determination of the adequacy of the allowance for loan losses. Purchased credit-impaired loans, meaning those loans with evidence of credit quality deterioration at acquisition, were not significant. The core deposit intangible asset acquired in this transaction will be amortized using an accelerated method over a period of 10 years. Pro forma condensed consolidated results of operations assuming WNB had been acquired at the beginning of the reported periods are not presented because the effect of this acquisition was not considered significant based on the SEC significance tests.
Expenditures related to the acquisition of WNB totaled $4.8 million and $6.0 million during the three and six months ended June 30, 2014, respectively, and are reported as a component of other non-interest expense in the accompanying consolidated income statements. During the third and fourth quarters of 2013, expenditures related to the acquisition of WNB totaled $1.4 million.

Note 3 - Securities
A summary of the amortized cost and estimated fair value of securities, excluding trading securities, is presented below.

	June 30, 2014				December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity
U.S. Treasury	$248,797	$18,000	$—	$266,797	$248,592	$20,139	$—	$268,731
Residential mortgage-backed securities	9,330	91	—	9,421	9,674	89	143	9,620
States and political subdivisions	2,806,390	20,671	32,285	2,794,776	2,880,482	7,691	137,861	2,750,312
Other	1,350	—	—	1,350	1,000	—	—	1,000
Total	$3,065,867	$38,762	$32,285	$3,072,344	$3,139,748	$27,919	$138,004	$3,029,663
Available for Sale
U.S. Treasury	$2,449,708	$19,080	$20	$2,468,768	$2,522,159	$18,395	$—	$2,540,554
U.S. Government agencies/corporations	—	—	—	—	54,024	—	44	53,980
Residential mortgage-backed securities	1,514,030	77,194	663	1,590,561	1,710,664	66,791	1,439	1,776,016
States and political subdivisions	2,153,351	67,502	251	2,220,602	1,476,316	20,090	7,492	1,488,914
Other	43,012	—	—	43,012	35,972	—	—	35,972
Total	$6,160,101	$163,776	$934	$6,322,943	$5,799,135	$105,276	$8,975	$5,895,436
All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. At June 30, 2014, approximately 96.9% of the securities in the Corporation’s municipal bond portfolio were issued by political subdivisions or agencies within the State of Texas, of which approximately 69.7% are either guaranteed by the Texas Permanent School Fund, which has a “triple A” insurer financial strength rating, or secured by U.S. Treasury securities via defeasance of the debt by the issuers. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the above table. The carrying value of securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $2.6 billion at June 30, 2014 and $3.0 billion and December 31, 2013.
During the fourth quarter of 2012, the Corporation reclassified certain securities from available for sale to held to maturity. The securities had an aggregate fair value of $2.3 billion with an aggregate net unrealized gain of $165.7 million ($107.7 million, net of tax) on the date of the transfer. The net unamortized, unrealized gain on the transferred securities included in accumulated other comprehensive income in the accompanying balance sheet as of June 30, 2014 totaled $110.9 million ($72.1 million, net of tax). This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities.
As of June 30, 2014, securities, with unrealized losses segregated by length of impairment, were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Held to Maturity
Residential mortgage-backed securities	$—	$—	$—	$—	$—	$—
States and political subdivisions	200,820	828	1,410,468	31,457	1,611,288	32,285
Total	$200,820	$828	$1,410,468	$31,457	$1,611,288	$32,285
Available for Sale
U.S. Treasury	$150,176	$20	$—	$—	$150,176	$20
Residential mortgage-backed securities	5,384	12	17,509	651	22,893	663
States and political subdivisions	63,962	213	5,378	38	69,340	251
Total	$219,522	$245	$22,887	$689	$242,409	$934

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
Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time the Corporation will receive full value for the securities. Furthermore, as of June 30, 2014, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Corporation will not have to sell any such securities before a recovery of cost. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2014, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Corporation’s consolidated income statement.
The amortized cost and estimated fair value of securities, excluding trading securities, at June 30, 2014 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities and equity securities are shown separately since they are not due at a single maturity date.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$168,070	$170,552	$803,553	$809,751
Due after one year through five years	463,083	489,871	1,537,991	1,551,000
Due after five years through ten years	155,173	153,605	1,266,080	1,291,383
Due after ten years	2,270,211	2,248,895	995,435	1,037,236
Residential mortgage-backed securities	9,330	9,421	1,514,030	1,590,561
Equity securities	—	—	43,012	43,012
Total	$3,065,867	$3,072,344	$6,160,101	$6,322,943
Sales of securities available for sale were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Proceeds from sales	$2,028	$3,997,485	$2,028	$8,495,587
Gross realized gains	3	6	3	11
Gross realized losses	(1)	—	(1)	—
Tax (expense) benefit of securities gains/losses	(1)	(2)	(1)	(4)
Trading account securities, at estimated fair value, were as follows:

	June 30, 2014	December 31, 2013
U.S. Treasury	$15,489	$15,389
States and political subdivisions	—	1,009
Total	$15,489	$16,398
Net gains and losses on trading account securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net gain on sales transactions	$253	$282	$493	$576
Net mark-to-market gains (losses)	—	(377)	(3)	(380)
Net gain (loss) on trading account securities	$253	$(95)	$490	$196

Note 4 - Loans
Loans were as follows:

	June 30, 2014	Percentage of Total	December 31, 2013	Percentage of Total
Commercial and industrial:
Commercial	$5,322,752	49.9%	$4,587,499	48.2%
Leases	302,081	2.8	319,577	3.4
Total commercial and industrial	5,624,833	52.7	4,907,076	51.6
Commercial real estate:
Commercial mortgages	2,985,184	28.0	2,800,760	29.4
Construction	577,446	5.4	426,639	4.5
Land	272,959	2.5	239,937	2.5
Total commercial real estate	3,835,589	35.9	3,467,336	36.4
Consumer real estate:
Home equity loans	336,890	3.2	329,853	3.5
Home equity lines of credit	213,109	2.0	195,132	2.1
1-4 family residential mortgages	35,625	0.3	32,447	0.3
Construction	21,506	0.2	13,123	0.1
Other	256,085	2.4	237,649	2.5
Total consumer real estate	863,215	8.1	808,204	8.5
Total real estate	4,698,804	44.0	4,275,540	44.9
Consumer and other:
Consumer installment	371,648	3.4	350,827	3.7
Other	6,581	0.1	7,289	0.1
Total consumer and other	378,229	3.5	358,116	3.8
Unearned discounts	(22,489)	(0.2)	(25,032)	(0.3)
Total loans	$10,679,377	100.0%	$9,515,700	100.0%
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
Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Corporation’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Corporation’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Corporation avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Corporation also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At June 30, 2014, approximately 57% of the outstanding principal balance of the Corporation’s commercial real estate loans were secured by owner-occupied properties.
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
Concentrations of Credit. Most of the Corporation’s lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio, as well as other markets. The majority of the Corporation’s loan portfolio consists of commercial and industrial and commercial real estate loans. As of June 30, 2014, there were no concentrations of loans related to any single industry in excess of 10% of total loans other than energy loans, which totaled 14.3% of total loans.
Foreign Loans. The Corporation has U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at June 30, 2014 or December 31, 2013.
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

Non-accrual loans, segregated by class of loans, were as follows:

	June 30, 2014	December 31, 2013
Commercial and industrial:
Energy	$525	$590
Other commercial	34,139	26,143
Commercial real estate:
Buildings, land and other	21,833	27,035
Construction	301	—
Consumer real estate	2,179	2,207
Consumer and other	654	745
Total	$59,631	$56,720
As of June 30, 2014, non-accrual loans reported in the table above included $6.7 million related to loans that were restructured as “troubled debt restructurings” during 2014. Had non-accrual loans performed in accordance with their original contract terms, the Corporation would have recognized additional interest income, net of tax, of approximately $355 thousand and $713 thousand for the three and six months ended June 30, 2014, compared to $591 thousand and $1.2 million for the same period in 2013.
An age analysis of past due loans (including both accruing and non-accruing loans), segregated by class of loans, as of June 30, 2014 was as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and industrial:
Energy	$1,808	$525	$2,333	$1,528,313	$1,530,646	$—
Other commercial	17,242	8,951	26,193	4,067,994	4,094,187	4,048
Commercial real estate:
Buildings, land and other	14,201	11,936	26,137	3,232,006	3,258,143	1,039
Construction	301	—	301	577,145	577,446	—
Consumer real estate	4,305	2,512	6,817	856,398	863,215	2,204
Consumer and other	3,053	777	3,830	374,399	378,229	585
Unearned discounts	—	—	—	(22,489)	(22,489)	—
Total	$40,910	$24,701	$65,611	$10,613,766	$10,679,377	$7,876
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

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
June 30, 2014
Commercial and industrial:
Energy	$545	$525	$—	$525	$—
Other commercial	40,764	29,322	1,805	31,127	613
Commercial real estate:
Buildings, land and other	25,390	18,894	998	19,892	776
Construction	478	301	—	301	—
Consumer real estate	881	689	—	689	—
Consumer and other	299	252	—	252	—
Total	$68,357	$49,983	$2,803	$52,786	$1,389
December 31, 2013
Commercial and industrial:
Energy	$545	$531	$—	$531	$—
Other commercial	31,429	15,337	7,004	22,341	4,140
Commercial real estate:
Buildings, land and other	27,792	15,697	8,870	24,567	2,786
Construction	—	—	—	—	—
Consumer real estate	907	745	—	745	—
Consumer and other	334	278	—	278	—
Total	$61,007	$32,588	$15,874	$48,462	$6,926
The average recorded investment in impaired loans was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Commercial and industrial:
Energy	$526	$—	$527	$356
Other commercial	25,259	40,331	24,286	40,489
Commercial real estate:
Buildings, land and other	20,460	37,473	21,829	37,035
Construction	307	1,035	204	1,057
Consumer real estate	704	818	717	833
Consumer and other	258	375	265	383
Total	$47,514	$80,032	$47,828	$80,153

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
Troubled debt restructurings during the six months ended June 30, 2014 and June 30, 2013 are set forth in the following table.

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	Balance at Restructure	Balance at Period-End	Balance at Restructure	Balance at Period-End
Commercial and industrial:
Other commercial	$3,752	$3,672	$2,138	$1,343
Commercial real estate:
Buildings, land and other	3,122	3,069	4,165	3,726
	$6,874	$6,741	$6,303	$5,069
The modifications during the reported periods primarily related to extending amortization periods, converting the loans to interest only for a limited period of time, consolidating notes and/or reducing collateral or interest rates. The modifications did not significantly impact the Corporation’s determination of the allowance for loan losses. Approximately $2.9 million of commercial and industrial loans and $3.1 million of the commercial real estate loans restructured during the six months ended June 30, 2014 were related to a single loan relationship that was previously restructured during the third quarter of 2013. As of June 30, 2014, $725 thousand of loans restructured during 2013 were in excess of 90 days past due. During the six months ended June 30, 2014, the Corporation charged-off $427 thousand of commercial and industrial loans that were restructured during 2013. During the six months ended June 30, 2014, the Corporation also foreclosed upon certain commercial real estate loans that were restructured during 2013. The Corporation recognized $500 thousand of other real estate owned and no charge-offs in connection with these foreclosures. The aforementioned charge-offs, foreclosures and past due loans did not significantly impact the Corporation’s determination of the allowance for loan losses.
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

	June 30, 2014		December 31, 2013
	Weighted Average Risk Grade	Loans	Weighted Average Risk Grade	Loans
Commercial and industrial:
Energy
Risk grades 1-8	5.18	$1,498,846	5.37	$1,106,348
Risk grade 9	9.00	23,819	9.00	7,726
Risk grade 10	10.00	1,138	10.00	245
Risk grade 11	11.00	6,318	11.00	500
Risk grade 12	12.00	525	12.00	590
Risk grade 13	13.00	—	13.00	—
Total energy	5.27	$1,530,646	5.40	$1,115,409
Other commercial
Risk grades 1-8	5.91	$3,828,593	5.95	$3,507,963
Risk grade 9	9.00	68,090	9.00	74,766
Risk grade 10	10.00	88,123	10.00	89,878
Risk grade 11	11.00	75,242	11.00	92,917
Risk grade 12	12.00	32,854	12.00	21,389
Risk grade 13	13.00	1,285	13.00	4,754
Total other commercial	6.19	$4,094,187	6.27	$3,791,667
Commercial real estate:
Buildings, land and other
Risk grades 1-8	6.50	$3,041,659	6.59	$2,844,665
Risk grade 9	9.00	116,775	9.00	65,770
Risk grade 10	10.00	35,763	10.00	49,881
Risk grade 11	11.00	42,112	11.00	53,208
Risk grade 12	12.00	21,058	12.00	24,387
Risk grade 13	13.00	776	13.00	2,786
Total commercial real estate	6.72	$3,258,143	6.83	$3,040,697
Construction
Risk grades 1-8	6.84	$572,960	7.05	$418,999
Risk grade 9	9.00	2,629	9.00	1,301
Risk grade 10	10.00	1,343	10.00	5,931
Risk grade 11	11.00	213	11.00	408
Risk grade 12	12.00	301	12.00	—
Risk grade 13	13.00	—	13.00	—
Total construction	6.86	$577,446	7.10	$426,639
The Corporation has established maximum loan to value standards to be applied during the origination process of commercial and consumer real estate loans. The Corporation does not subsequently monitor loan-to-value ratios (either individually or on a weighted-average basis) for loans that are subsequently considered to be of a pass grade (grades 9 or better) and/or current with respect to principal and interest payments. As stated above, when an individual commercial real estate loan has a calculated risk grade of 10 or higher, a special assets officer analyzes the loan to determine whether the loan is impaired. At that time, the Corporation reassesses the loan to value position in the loan. If the loan is determined to be collateral dependent, specific allocations of the allowance for loan losses are made for the amount of any collateral deficiency. If a collateral deficiency is ultimately deemed to be uncollectible, the amount is charged-off. These loans and related assessments of collateral position are monitored on an individual, case-by-case basis. The Corporation does not monitor loan-to-value ratios on a weighted-average basis for commercial real estate loans having a calculated risk grade of 10 or higher. Nonetheless, there were two commercial real estate loans having a calculated risk grade of 10 or higher in excess of $5 million as of June 30, 2014, which totaled $14.8 million and had a weighted-average loan-to-value ratio of approximately 73.2%. When an individual consumer real estate loan becomes past due by more than 10 days, the assigned relationship manager will begin collection efforts. The Corporation only reassesses the loan to value position in a consumer real estate loan if, during the course of the collections process, it is determined that the loan has become collateral dependent, and any collateral deficiency is recognized as a charge-off to the allowance for loan losses. Accordingly, the Corporation does not monitor loan-to-value ratios on a weighted-average basis for collateral dependent consumer real estate loans.
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
Net (charge-offs)/recoveries, segregated by class of loans, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Commercial and industrial:
Energy	$460	$—	$447	$(900)
Other commercial	(1,594)	(2,883)	(3,277)	(18,510)
Commercial real estate:
Buildings, land and other	(400)	(244)	(2,018)	(29)
Construction	275	116	315	230
Consumer real estate	(27)	15	(4)	(261)
Consumer and other	(508)	(768)	(1,139)	(1,158)
Total	$(1,794)	$(3,764)	$(5,676)	$(20,628)
In assessing the general economic conditions in the State of Texas, management monitors and tracks the Texas Leading Index (“TLI”), which is produced by the Federal Reserve Bank of Dallas. The TLI is a single summary statistic that is designed to signal the likelihood of the Texas economy’s transition from expansion to recession and vice versa. Management believes this index provides a reliable indication of the direction of overall credit quality. The TLI is a composite of the following eight leading indicators: (i) Texas Value of the Dollar, (ii) U.S. Leading Index, (iii) real oil prices (iv) well permits, (v) initial claims for unemployment insurance, (vi) Texas Stock Index, (vii) Help-Wanted Index and (viii) average weekly hours worked in manufacturing. The TLI totaled 131.4 at May 31, 2014 (most recent date available) and 129.1 at December 31, 2013. A higher TLI value implies more favorable economic conditions.
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
Historical valuation allowances are calculated based on the historical gross loss experience of specific types of loans and the internal risk grade of such loans at the time they were charged-off. The Corporation calculates historical gross loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool. The historical gross loss ratios are periodically (no less than annually) updated based on actual charge-off experience. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical gross loss ratio and the total dollar amount of the loans in the pool. The Corporation’s pools of similar loans include similarly risk-graded groups of commercial and industrial loans, commercial real estate loans, consumer real estate loans and consumer and other loans.
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
General valuation allowances also include amounts allocated for loans to borrowers in distressed industries. To determine the amount of the allocation for each loan portfolio segment, management calculates the weighted-average risk grade for all loans to borrowers in distressed industries by loan portfolio segment. A multiple is then applied to the amount by which the weighted-average risk grade for loans to borrowers in distressed industries exceeds the weighted-average risk grade for all pass-grade loans within the loan portfolio segment to derive an allocation factor for loans to borrowers in distressed industries. The amount of the allocation for each loan portfolio segment is the product of this allocation factor and the outstanding balance of pass-grade loans within the identified distressed industries that have a risk grade of 6 or higher. Management identifies potential distressed industries by analyzing industry trends related to delinquencies, classifications and charge-offs. At June 30, 2014 and December 31, 2013, certain segments of contractors were considered to be a distressed industry based on elevated levels of delinquencies, classifications and charge-offs relative to other industries within the Corporation’s loan portfolio. Furthermore, the Corporation determined, through a review of borrower financial information that, as a whole, contractors have experienced, among other things, decreased revenues, reduced backlog of work, compressed margins and little, if any, net income.
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
The following table presents details of the allowance for loan losses, segregated by loan portfolio segment.

	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Unallocated	Total
June 30, 2014
Historical valuation allowances	$37,103	$14,226	$2,081	$10,054	$—	$63,464
Specific valuation allowances	613	776	—	—	—	1,389
General valuation allowances:
Environmental risk adjustment	7,363	3,409	470	2,497	—	13,739
Distressed industries	4,006	17	—	—	—	4,023
Excessive industry concentrations	1,482	201	—	—	—	1,683
Large relationship concentrations	1,833	1,247	—	—	—	3,080
Highly-leveraged credit relationships	5,752	1,212	—	—	—	6,964
Policy exceptions	—	—	—	—	2,829	2,829
Credit and collateral exceptions	—	—	—	—	2,162	2,162
Loans not reviewed by concurrence	2,189	2,303	2,324	1,170	—	7,986
Adjustment for recoveries	(4,669)	(1,345)	(216)	(7,294)	—	(13,524)
General macroeconomic risk	—	—	—	—	4,491	4,491
Total	$55,672	$22,046	$4,659	$6,427	$9,482	$98,286
December 31, 2013
Historical valuation allowances	$29,357	$13,042	$2,644	$8,695	$—	$53,738
Specific valuation allowances	4,140	2,786	—	—	—	6,926
General valuation allowances:
Environmental risk adjustment	5,497	3,314	664	2,331	—	11,806
Distressed industries	7,812	384	—	—	—	8,196
Excessive industry concentrations	1,499	367	—	—	—	1,866
Large relationship concentrations	1,529	1,081	—	—	—	2,610
Highly-leveraged credit relationships	4,535	619	—	—	—	5,154
Policy exceptions	—	—	—	—	2,492	2,492
Credit and collateral exceptions	—	—	—	—	1,398	1,398
Loans not reviewed by concurrence	2,009	2,201	2,250	1,064	—	7,524
Adjustment for recoveries	(3,588)	(1,204)	(328)	(7,080)	—	(12,200)
General macroeconomic risk	—	—	—	—	2,928	2,928
Total	$52,790	$22,590	$5,230	$5,010	$6,818	$92,438

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
The following table details activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2014 and 2013. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Unallocated	Total
Three months ended:
June 30, 2014
Beginning balance	$57,054	$21,020	$4,533	$5,691	$6,858	$95,156
Provision for loan losses	(248)	1,151	153	1,244	2,624	4,924
Charge-offs	(3,028)	(935)	(105)	(2,269)	—	(6,337)
Recoveries	1,894	810	78	1,761	—	4,543
Net charge-offs	(1,134)	(125)	(27)	(508)	—	(1,794)
Ending balance	$55,672	$22,046	$4,659	$6,427	$9,482	$98,286

June 30, 2013
Beginning balance	$51,085	$24,809	$5,148	$3,724	$8,823	$93,589
Provision for loan losses	2,612	(1,108)	(246)	1,174	1,143	3,575
Charge-offs	(3,586)	(415)	(159)	(2,374)	—	(6,534)
Recoveries	703	287	174	1,606	—	2,770
Net charge-offs	(2,883)	(128)	15	(768)	—	(3,764)
Ending balance	$50,814	$23,573	$4,917	$4,130	$9,966	$93,400

Six months ended:
June 30, 2014
Beginning balance	$52,790	$22,590	$5,230	$5,010	$6,818	$92,438
Provision for loan losses	5,712	1,159	(567)	2,556	2,664	11,524
Charge-offs	(5,395)	(2,726)	(126)	(4,756)	—	(13,003)
Recoveries	2,565	1,023	122	3,617	—	7,327
Net charge-offs	(2,830)	(1,703)	(4)	(1,139)	—	(5,676)
Ending balance	$55,672	$22,046	$4,659	$6,427	$9,482	$98,286

June 30, 2013
Beginning balance	$54,164	$29,346	$5,252	$3,507	$12,184	$104,453
Provision for loan losses	16,060	(5,974)	(74)	1,781	(2,218)	9,575
Charge-offs	(20,738)	(681)	(495)	(4,551)	—	(26,465)
Recoveries	1,328	882	234	3,393	—	5,837
Net charge-offs	(19,410)	201	(261)	(1,158)	—	(20,628)
Ending balance	$50,814	$23,573	$4,917	$4,130	$9,966	$93,400

The following table details the amount of the allowance for loan losses allocated to each portfolio segment as of June 30, 2014, December 31, 2013 and June 30, 2013, detailed on the basis of the impairment methodology used by the Corporation.

	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Unallocated	Total
June 30, 2014
Loans individually evaluated for impairment	$16,500	$1,608	$—	$—	$—	$18,108
Loans collectively evaluated for impairment	39,172	20,438	4,659	6,427	9,482	80,178
Balance at June 30, 2014	$55,672	$22,046	$4,659	$6,427	$9,482	$98,286
December 31, 2013
Loans individually evaluated for impairment	$16,682	$3,914	$—	$—	$—	$20,596
Loans collectively evaluated for impairment	36,108	18,676	5,230	5,010	6,818	71,842
Balance at December 31, 2013	$52,790	$22,590	$5,230	$5,010	$6,818	$92,438
June 30, 2013
Loans individually evaluated for impairment	$11,330	$4,531	$—	$—	$—	$15,861
Loans collectively evaluated for impairment	39,484	19,042	4,917	4,130	9,966	77,539
Balance at June 30, 2013	$50,814	$23,573	$4,917	$4,130	$9,966	$93,400
The Corporation’s recorded investment in loans as of June 30, 2014, December 31, 2013 and June 30, 2013 related to each balance in the allowance for loan losses by portfolio segment and detailed on the basis of the impairment methodology used by the Corporation was as follows:

	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Unearned Discounts	Total
June 30, 2014
Loans individually evaluated for impairment	$205,485	$101,566	$689	$252	$—	$307,992
Loans collectively evaluated for impairment	5,419,348	3,734,023	862,526	377,977	(22,489)	10,371,385
Ending balance	$5,624,833	$3,835,589	$863,215	$378,229	$(22,489)	$10,679,377
December 31, 2013
Loans individually evaluated for impairment	$210,273	$136,601	$745	$278	$—	$347,897
Loans collectively evaluated for impairment	4,696,803	3,330,735	807,459	357,838	(25,032)	9,167,803
Ending balance	$4,907,076	$3,467,336	$808,204	$358,116	$(25,032)	$9,515,700
June 30, 2013
Loans individually evaluated for impairment	$126,402	$147,196	$802	$365	$—	$274,765
Loans collectively evaluated for impairment	4,646,215	3,224,072	784,403	324,957	(21,869)	8,957,778
Ending balance	$4,772,617	$3,371,268	$785,205	$325,322	$(21,869)	$9,232,543

Note 5 - Goodwill and Other Intangible Assets
Goodwill and other intangible assets are presented in the table below. During the second quarter of 2014, the Corporation preliminarily recorded goodwill totaling $112.4 million and a core deposit intangible asset totaling $10.8 million in connection with the acquisition of WNB. See Note 2 — Mergers and Acquisitions.

	June 30, 2014	December 31, 2013
Goodwill	$649,020	$536,649
Other intangible assets:
Core deposits	$12,833	$3,005
Customer relationship	2,463	2,828
Non-compete agreements	404	512
	$15,700	$6,345
The estimated aggregate future amortization expense for intangible assets remaining as of June 30, 2014 is as follows:

Remainder of 2014	$2,191
2015	3,590
2016	2,649
2017	1,828
2018	1,527
Thereafter	3,915
$15,700
Note 6 - Deposits
Deposits were as follows:

	June 30, 2014	Percentage of Total	December 31, 2013	Percentage of Total
Non-interest-bearing demand deposits:
Commercial and individual	$8,711,011	38.7%	$7,445,656	36.0%
Correspondent banks	409,839	1.8	427,134	2.1
Public funds	386,731	1.7	438,359	2.1
Total non-interest-bearing demand deposits	9,507,581	42.2	8,311,149	40.2
Interest-bearing deposits:
Private accounts:
Savings and interest checking	4,221,278	18.8	4,020,313	19.4
Money market accounts	7,348,003	32.6	6,883,869	33.3
Time accounts of $100,000 or more	568,487	2.5	508,441	2.5
Time accounts under $100,000	473,711	2.1	438,800	2.1
Total private accounts	12,611,479	56.0	11,851,423	57.3
Public funds:
Savings and interest checking	250,579	1.1	305,976	1.5
Money market accounts	55,749	0.3	56,015	0.2
Time accounts of $100,000 or more	87,045	0.4	160,637	0.8
Time accounts under $100,000	4,173	—	3,586	—
Total public funds	397,546	1.8	526,214	2.5
Total interest-bearing deposits	13,009,025	57.8	12,377,637	59.8
Total deposits	$22,516,606	100.0%	$20,688,786	100.0%
The following table presents additional information about the Corporation’s deposits:

	June 30, 2014	December 31, 2013
Deposits from the Certificate of Deposit Account Registry Service (CDARS)	$38,503	$200
Deposits from the Promontory Interfinancial Network Insured Cash Sweep Service (acquired in the acquisition of WNB)	121,229	—
Deposits from foreign sources (primarily Mexico)	763,847	769,970

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
Financial instruments with off-balance-sheet risk were as follows:

	June 30, 2014	December 31, 2013
Commitments to extend credit	$7,296,613	$6,919,942
Standby letters of credit	219,610	186,857
Deferred standby letter of credit fees	1,322	1,450
Lease Commitments. The Corporation leases certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $7.0 million and $13.5 million during the three and six months ended June 30, 2014 and $6.2 million and $12.0 million during the three and six months ended June 30, 2013. There has been no significant change in the future minimum lease payments payable by the Corporation since December 31, 2013. See the 2013 Form 10-K for information regarding these commitments.
Litigation. The Corporation is subject to various claims and legal actions that have arisen in the course of conducting business. Management does not expect the ultimate disposition of these matters to have a material adverse impact on the Corporation’s financial statements.
Note 8 - Capital and Regulatory Matters
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
Cullen/Frost’s and Frost Bank’s Tier 1 capital consists of shareholders’ equity excluding unrealized gains and losses on securities available for sale, the accumulated gain or loss on effective cash flow hedging derivatives, the net actuarial gain/loss on the Corporation’s defined benefit post-retirement benefit plans, goodwill and other intangible assets. Tier 1 capital for Cullen/Frost also includes $144.5 million of 5.375% non-cumulative perpetual preferred stock and $133 million of trust preferred securities issued by its unconsolidated subsidiary trusts. Cullen/Frost’s and Frost Bank’s total capital is comprised of Tier 1 capital for each entity plus a permissible portion of the allowance for loan losses and outstanding subordinated debt. The Corporation’s aggregate $100 million of floating rate subordinated notes are not included in Tier 1 capital but the permissible portion (which decreases

20% per year during the final five years of the term of the notes) totaling $40 million at June 30, 2014 and $60 million at December 31, 2013, is included in total capital of Cullen/Frost.
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
Actual and required capital ratios for Cullen/Frost and Frost Bank were as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
June 30, 2014
Total Capital to Risk-Weighted Assets
Cullen/Frost	$2,222,110	14.76%	$1,204,711	8.00%	$1,505,889	10.00%
Frost Bank	1,974,337	13.14	1,202,231	8.00	1,502,789	10.00
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	2,083,824	13.84	602,356	4.00	903,534	6.00
Frost Bank	1,882,678	12.53	601,115	4.00	901,673	6.00
Leverage Ratio
Cullen/Frost	2,083,824	8.66	962,662	4.00	1,203,327	5.00
Frost Bank	1,882,678	7.97	944,472	4.00	1,180,590	5.00
December 31, 2013
Total Capital to Risk-Weighted Assets
Cullen/Frost	$2,110,774	15.52%	$1,088,349	8.00%	$1,360,437	10.00%
Frost Bank	1,780,313	13.12	1,085,447	8.00	1,356,809	10.00
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,958,336	14.39	544,175	4.00	816,262	6.00
Frost Bank	1,707,307	12.58	542,724	4.00	814,085	6.00
Leverage Ratio
Cullen/Frost	1,958,336	8.49	922,728	4.00	1,153,410	5.00
Frost Bank	1,707,307	7.42	920,107	4.00	1,150,134	5.00
Management believes that, as of June 30, 2014, Cullen/Frost and its bank subsidiary, Frost Bank, were “well capitalized” based on the ratios presented above. In July 2013, Cullen/Frost’s and Frost Bank’s primary federal regulator, the Federal Reserve, published final rules establishing a new comprehensive capital framework for U.S. banking organizations which will become effective on January 1, 2015 (subject to a phase-in period). Management believes that, as of June 30, 2014, Cullen/Frost and Frost Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect. See the section captioned “Supervision and Regulation” in Item 1. Business of the Corporation’s 2013 Form 10-K for more information on the Basel III Capital Rules.
Cullen/Frost and Frost Bank are subject to the regulatory capital requirements administered by the Federal Reserve, and, for Frost Bank, the Federal Deposit Insurance Corporation (“FDIC”). Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on the Corporation’s financial statements. Management believes, as of June 30, 2014, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.
Trust Preferred Securities. In accordance with the applicable accounting standard related to variable interest entities, the accounts of the Corporation’s wholly owned subsidiary trusts, Cullen/Frost Capital Trust II and WNB Capital Trust I, have not been included in the Corporation’s consolidated financial statements. However, the $133.0 million in trust preferred securities issued by these subsidiary trusts have been included in the Tier 1 capital of Cullen/Frost for regulatory capital purposes pursuant to guidance from the Federal Reserve. As more fully discussed in the Corporation's 2013 Form 10-K, new rules related to the implementation of the Basel III capital framework will require the phase-out of certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies beginning January 1, 2015.
Preferred Stock. On February 15, 2013, the Corporation issued and sold 6,000,000 shares, or $150.0 million in aggregate liquidation preference, of its 5.375% Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 and liquidation preference $25 per share (“Series A Preferred Stock”). Dividends on the Series A Preferred stock, if declared, accrue and are payable quarterly, in arrears, at a rate of 5.375%. The Series A Preferred Stock qualifies as Tier 1 capital for the purposes of the regulatory capital calculations. The net proceeds from the issuance and sale of the Series A Preferred Stock, after deducting underwriting discount and commissions, and the payment of expenses, were approximately $144.5 million. The net proceeds from the offering were used to fund the accelerated share repurchase further discussed below.
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
Dividend Restrictions. In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well capitalized” status, at June 30, 2014, Frost Bank could pay aggregate dividends of up to $272.0 million to Cullen/Frost without prior regulatory approval.
Under the terms of the junior subordinated deferrable interest debentures that Cullen/Frost has issued to Cullen/Frost Capital Trust II and WNB Capital Trust I, Cullen/Frost has the right at any time during the term of the debentures to defer the payment of interest at any time or from time to time for an extension period not exceeding 20 consecutive quarterly periods with respect to each extension period. In the event that the Corporation has elected to defer interest on the debentures, the Corporation may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock.
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
During 2007, the Corporation entered into three interest rate swap contracts on variable-rate loans with a total notional amount of $1.2 billion. The interest rate swap contracts were designated as hedging instruments in cash flow hedges with the objective of protecting the overall cash flows from the Corporation’s monthly interest receipts on a rolling portfolio of $1.2 billion of variable-rate loans outstanding throughout the 84-month period beginning in October 2007 and ending in October 2014 from the risk of variability of those cash flows such that the yield on the underlying loans would remain constant. As more fully discussed in the 2013 Form 10-K, the Corporation terminated portions of the hedges and settled portions of the interest rate swap contracts during November 2009 and terminated the remaining portions of the hedges and settled the remaining portions of the interest rate swap contracts during November 2010. The deferred accumulated gain applicable to the settled interest rate swap contracts included in accumulated other comprehensive income totaled $11.9 million and $30.6 million ($7.7 million and $19.9 million on an after-tax basis) at June 30, 2014 and December 31, 2013. The remaining deferred gain of $11.9 million ($7.7 million on an after-tax basis) at June 30, 2014 will be recognized ratably in earnings through October 2014.
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

	June 30, 2014		December 31, 2013
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivatives designated as hedges of fair value:
Financial institution counterparties:
Loan/lease interest rate swaps – assets	$34,244	$705	$50,965	$1,386
Loan/lease interest rate swaps – liabilities	50,616	(3,779)	43,631	(4,191)
Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan/lease interest rate swaps – assets	185,596	3,776	195,234	9,573
Loan/lease interest rate swaps – liabilities	628,254	(36,318)	626,980	(32,469)
Loan/lease interest rate caps – assets	73,058	1,397	53,058	1,309
Customer counterparties:
Loan/lease interest rate swaps – assets	628,254	36,272	626,980	32,426
Loan/lease interest rate swaps – liabilities	185,596	(3,776)	195,234	(9,573)
Loan/lease interest rate caps – liabilities	73,058	(1,397)	53,058	(1,309)

The weighted-average rates paid and received for interest rate swaps outstanding at June 30, 2014 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Fair value hedge loan/lease interest rate swaps	2.56%	0.15%
Non-hedging interest rate swaps – financial institution counterparties	4.13%	1.72%
Non-hedging interest rate swaps – customer counterparties	4.06%	1.67%
The weighted-average strike rate for outstanding interest rate caps was 2.99% at June 30, 2014.
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

		June 30, 2014		December 31, 2013
	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Oil – assets	Barrels	281	$188	356	$1,004
Oil – liabilities	Barrels	1,130	(6,523)	1,574	(2,704)
Natural gas – assets	MMBTUs	8,540	2,126	14,240	2,903
Natural gas – liabilities	MMBTUs	27,630	(4,527)	22,510	(3,212)
Customer counterparties:
Oil – assets	Barrels	1,130	6,608	1,574	2,818
Oil – liabilities	Barrels	281	(188)	356	(991)
Natural gas – assets	MMBTUs	27,630	4,688	22,850	3,301
Natural gas – liabilities	MMBTUs	8,540	(2,124)	13,900	(2,805)
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

		June 30, 2014		December 31, 2013
	Notional Currency	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Forward contracts – assets	EUR	—	$—	1,175	$5
Forward contracts – assets	CAD	—	—	18,886	85
Forward contracts – liabilities	GBP	548	(9)	—	—
Forward contracts – liabilities	EUR	1,078	(8)	494	(4)
Forward contracts – liabilities	CAD	27,637	(437)	14,078	(23)
Customer counterparties:
Forward contracts – assets	CAD	27,599	475	14,055	45
Forward contracts – liabilities	CAD	—	—	18,859	(58)
Gains, Losses and Derivative Cash Flows. For fair value hedges, the changes in the fair value of both the derivative hedging instrument and the hedged item are included in other non-interest income or other non-interest expense. The extent that such changes in fair value do not offset represents hedge ineffectiveness. Net cash flows from interest rate swaps on commercial loans/

leases designated as hedging instruments in effective hedges of fair value are included in interest income on loans. For cash flow hedges, the effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument is included in other comprehensive income, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is included in other non-interest income or other non-interest expense. Net cash flows from interest rate swaps on variable-rate loans designated as hedging instruments in effective hedges of cash flows and the reclassification from other comprehensive income of deferred gains associated with the termination of those hedges are included in interest income on loans. Net cash flows from the interest rate swap on junior subordinated deferrable interest debentures designated as a hedging instrument in an effective hedge of cash flows are included in interest expense on junior subordinated deferrable interest debentures. For non-hedging derivative instruments, gains and losses due to changes in fair value and all cash flows are included in other non-interest income and other non-interest expense.
Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Commercial loan/lease interest rate swaps:
Amount of gain (loss) included in interest income on loans	$(516)	$(609)	$(1,055)	$(1,232)
Amount of (gain) loss included in other non-interest expense	(9)	(9)	—	6
Amounts included in the consolidated statements of income and in other comprehensive income for the period related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest rate swaps/caps/floors on variable-rate loans:
Amount reclassified from accumulated other comprehensive income to interest income on loans	$9,345	$9,345	$18,690	$18,690
Interest rate swaps on junior subordinated deferrable interest debentures:
Amount reclassified from accumulated other comprehensive income to interest expense on junior subordinated deferrable interest debentures	—	1,103	—	2,188
Amount of gain (loss) recognized in other comprehensive income	—	(33)	—	(33)
No ineffectiveness related to interest rate derivatives designated as hedges of cash flows was recognized in the consolidated statements of income during the reported periods. The accumulated net after-tax gain related to effective cash flow hedges included in accumulated other comprehensive income totaled $7.7 million at June 30, 2014 and $19.9 million at December 31, 2013. The Corporation expects that the entire net after-tax gain of $7.7 million related to effective cash flow hedges included in accumulated other comprehensive income at June 30, 2014 will be recognized ratably in earnings through October 2014. This amount represents management’s best estimate given current expectations about market interest rates and volumes related to loan pools underlying the terminated cash flow hedges. Actual market interest rates and volumes related to loan pools underlying the terminated cash flow hedges may differ from management’s expectations.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Non-hedging interest rate derivatives:
Other non-interest income	$644	$67	$865	$185
Other non-interest expense	2	(37)	2	(55)
Non-hedging commodity derivatives:
Other non-interest income	11	89	93	256
Non-hedging foreign currency derivatives:
Other non-interest income	38	21	75	73
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
The Corporation’s credit exposure relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with bank customers was approximately $45.4 million at June 30, 2014. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. The Corporation’s credit exposure, net of collateral pledged, relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with upstream financial institution counterparties was approximately $5.4 million at June 30, 2014. This amount was primarily related to excess collateral posted by the Corporation to counterparties. Collateral levels for upstream financial institution counterparties are monitored and adjusted as necessary. See Note 10 – Balance Sheet Offsetting for additional information regarding the Corporation’s credit exposure with upstream financial institution counterparties.
The aggregate fair value of securities posted as collateral by the Corporation related to derivative contracts totaled $46.6 million at June 30, 2014.

Note 10 - Balance Sheet Offsetting
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
Information about financial instruments that are eligible for offset in the consolidated balance sheet as of June 30, 2014 is presented in the following tables.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
June 30, 2014
Financial assets:
Derivatives:
Loan/lease interest rate swaps and caps	$5,878	$—	$5,878
Commodity swaps and options	2,314	—	2,314
Foreign currency forward contracts	—	—	—
Total derivatives	8,192	—	8,192
Resell agreements	4,898	—	4,898
Total	$13,090	$—	$13,090
Financial liabilities:
Derivatives:
Loan/lease interest rate swaps	$40,097	$—	$40,097
Commodity swaps and options	11,050	—	11,050
Foreign currency forward contracts	454	—	454
Total derivatives	51,601	—	51,601
Repurchase agreements	612,541	—	612,541
Total	$664,142	$—	$664,142

		Gross Amounts Not Offset
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
June 30, 2014
Financial assets:
Derivatives:
Counterparty A	$1,479	$(1,479)	$—	$—
Counterparty B	2,063	(2,063)	—	—
Counterparty C	659	(659)	—	—
Other counterparties	3,991	(3,816)	(40)	135
Total derivatives	8,192	(8,017)	(40)	135
Resell agreements	4,898	—	(4,898)	—
Total	$13,090	$(8,017)	$(4,938)	$135
Financial liabilities:
Derivatives:
Counterparty A	$18,933	$(1,479)	$(17,109)	$345
Counterparty B	11,497	(2,063)	(8,021)	1,413
Counterparty C	13,633	(659)	(12,974)	—
Other counterparties	7,538	(3,816)	(3,217)	505
Total derivatives	51,601	(8,017)	(41,321)	2,263
Repurchase agreements	612,541	—	(612,541)	—
Total	$664,142	$(8,017)	$(653,862)	$2,263

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$66,470	$59,663	$127,658	$114,851
Less: Preferred stock dividends	2,015	2,688	4,031	2,688
Net income available to common shareholders	64,455	56,975	123,627	112,163
Less: Earnings allocated to participating securities	246	209	472	407
Net earnings allocated to common stock	$64,209	$56,766	$123,155	$111,756

Distributed earnings allocated to common stock	$32,050	$30,058	$62,421	$58,733
Undistributed earnings allocated to common stock	32,159	26,708	60,734	53,023
Net earnings allocated to common stock	$64,209	$56,766	$123,155	$111,756

Weighted-average shares outstanding for basic earnings per common share	61,551,473	60,010,527	61,128,725	60,299,939
Dilutive effect of stock compensation	915,083	664,597	902,024	628,961
Weighted-average shares outstanding for diluted earnings per common share	62,466,556	60,675,124	62,030,749	60,928,900
Note 12 - Stock-Based Compensation
A combined summary of activity in the Corporation’s active stock-based compensation plans is presented in the following table.

			Non-Vested Stock Awards/Stock Units Outstanding		Stock Options Outstanding
	Shares Available for Grant	Director Deferred Stock Units Outstanding	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price
Balance, January 1, 2014	2,862,603	33,224	199,740	$55.32	4,738,690	$54.35
Authorized	—	—	—	—	—	—
Granted	(100,643)	5,643	—	—	95,000	79.16
Stock options exercised	—	—	—	—	(384,775)	52.26
Stock awards vested	—	—	—	—	—	—
Forfeited	40,220	—	—	—	(40,220)	56.08
Canceled/expired	—	—	—	—	—	—
Balance, June 30, 2014	2,802,180	38,867	199,740	$55.32	4,408,695	$55.05
Shares issued in connection with stock compensation awards are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. Shares issued in connection with stock compensation awards along with other related information were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
New shares issued from available authorized shares	—	—	—	153,275
Issued from available treasury stock	54,950	266,799	384,775	508,949
Total	54,950	266,799	384,775	662,224

Proceeds from stock option exercises	$2,830	$13,743	$20,109	$34,189

Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options	$1,754	$1,968	$3,524	$3,966
Non-vested stock awards/stock units	366	345	732	689
Deferred stock units	440	330	440	330
Total	$2,560	$2,643	$4,696	$4,985
Unrecognized stock-based compensation expense at June 30, 2014 was as follows:

Stock options	$13,886
Non-vested stock awards/stock units	2,097
Total	$15,983
Note 13 - Defined Benefit Plans
The components of the combined net periodic expense (benefit) for the Corporation’s defined benefit pension plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expected return on plan assets, net of expenses	$(3,128)	$(2,772)	$(6,257)	$(5,544)
Interest cost on projected benefit obligation	2,000	1,836	4,001	3,671
Net amortization and deferral	671	1,639	1,343	3,279
Net periodic expense (benefit)	$(457)	$703	$(913)	$1,406
The Corporation’s non-qualified defined benefit pension plan is not funded. No contributions to the qualified defined benefit pension plan were made during the six months ended June 30, 2014. The Corporation does not expect to make any contributions to the qualified defined benefit plan during the remainder of 2014.
Note 14 - Income Taxes
Income tax expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Current income tax expense	$16,022	$12,315	$30,051	$28,024
Deferred income tax expense (benefit)	(2,607)	379	(4,540)	(1,739)
Income tax expense, as reported	$13,415	$12,694	$25,511	$26,285

Effective tax rate	16.8%	17.5%	16.7%	18.6%
Net deferred tax liabilities totaled $66.2 million at June 30, 2014 and $62.8 million at December 31, 2013. No valuation allowance was recorded against deferred tax assets at June 30, 2014 as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years. There were no unrecognized tax benefits during any of the reported periods. Interest and/or penalties related to income taxes are reported as a component of income tax expense. Such amounts were not significant during the reported periods.
The Corporation files income tax returns in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2010.

Note 15 - Other Comprehensive Income (Loss)
The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the following table. Reclassification adjustments related to securities available for sale are included in net gain (loss) on securities transactions in the accompanying consolidated statements of income. The change in the net actuarial gain/loss on defined-benefit post-retirement benefit plans is included in the computation of net periodic pension expense (see Note 13 – Defined Benefit Plans). Reclassification adjustments related to interest rate swaps on variable-rate loans are included in interest income and fees on loans in the accompanying consolidated statements of income. Reclassification adjustments related to the interest rate swap on junior subordinated deferrable interest debentures are included in interest expense on junior subordinated deferrable interest debentures in the accompanying consolidated statements of income.

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$45,112	$15,789	$29,323	$(74,025)	$(25,909)	$(48,116)
Change in net unrealized gain on securities transferred to held to maturity	(9,175)	(3,212)	(5,963)	(9,745)	(3,411)	(6,334)
Reclassification adjustment for net (gains) losses included in net income	(2)	—	(2)	(6)	(2)	(4)
Total securities available for sale and transferred securities	35,935	12,577	23,358	(83,776)	(29,322)	(54,454)
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	671	235	436	1,639	574	1,065
Derivatives:
Change in the accumulated gain/loss on effective cash flow hedge derivatives	—	—	—	(33)	(12)	(21)
Reclassification adjustments for (gains) losses included in net income:
Interest rate swaps on variable-rate loans	(9,345)	(3,271)	(6,074)	(9,345)	(3,270)	(6,075)
Interest rate swap on junior subordinated deferrable interest debentures	—	—	—	1,103	386	717
Total derivatives	(9,345)	(3,271)	(6,074)	(8,275)	(2,896)	(5,379)
Total other comprehensive income (loss)	$27,261	$9,541	$17,720	$(90,412)	$(31,644)	$(58,768)

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$66,543	$23,290	$43,253	$(95,369)	$(33,379)	$(61,990)
Change in net unrealized gain on securities transferred to held to maturity	(18,373)	(6,431)	(11,942)	(18,204)	(6,372)	(11,832)
Reclassification adjustment for net (gains) losses included in net income	(2)	—	(2)	(11)	(4)	(7)
Total securities available for sale and transferred securities	48,168	16,859	31,309	(113,584)	(39,755)	(73,829)
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	1,343	470	873	3,279	1,148	2,131
Derivatives:
Change in the accumulated gain/loss on effective cash flow hedge derivatives	—	—	—	(33)	(12)	(21)
Reclassification adjustments for (gains) losses included in net income:
Interest rate swaps on variable-rate loans	(18,690)	(6,542)	(12,148)	(18,690)	(6,541)	(12,149)
Interest rate swap on junior subordinated deferrable interest debentures	—	—	—	2,188	766	1,422
Total derivatives	(18,690)	(6,542)	(12,148)	(16,535)	(5,787)	(10,748)
Total other comprehensive income (loss)	$30,821	$10,787	$20,034	$(126,840)	$(44,394)	$(82,446)
Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available For Sale	Defined Benefit Plans	Derivatives	Accumulated Other Comprehensive Income
Balance January 1, 2014	$146,672	$(26,131)	$19,893	$140,434
Other comprehensive income (loss) before reclassifications	31,311	873	—	32,184
Amounts reclassified from accumulated other comprehensive income (loss)	(2)	—	(12,148)	(12,150)
Net other comprehensive income (loss) during period	31,309	873	(12,148)	20,034
Balance June 30, 2014	$177,981	$(25,258)	$7,745	$160,468

Balance January 1, 2013	$245,539	$(49,071)	$41,580	$238,048
Other comprehensive income (loss) before reclassifications	(73,822)	2,131	(21)	(71,712)
Amounts reclassified from accumulated other comprehensive income (loss)	(7)	—	(10,727)	(10,734)
Net other comprehensive income (loss) during period	(73,829)	2,131	(10,748)	(82,446)
Balance June 30, 2013	$171,710	$(46,940)	$30,832	$155,602

Note 16 – Operating Segments
The Corporation is managed under a matrix organizational structure whereby its two primary operating segments, Banking and Frost Wealth Advisors, overlap a regional reporting structure. The regions are primarily based upon geographic location and include Austin, Corpus Christi, Dallas, Fort Worth, Houston, Permian Basin, Rio Grande Valley, San Antonio and Statewide. The Corporation is primarily managed based on the line of business structure. In that regard, all regions have the same lines of business, which have the same product and service offerings, have similar types and classes of customers and utilize similar service delivery methods. Pricing guidelines for products and services are the same across all regions. The regional reporting structure is primarily a means to scale the lines of business to provide a local, community focus for customer relations and business development.
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
Summarized operating results by segment were as follows:

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
Revenues from (expenses to) external customers:
Three months ended:
June 30, 2014	$216,258	$32,313	$208	$248,779
June 30, 2013	198,206	28,259	(775)	225,690
Six months ended:
June 30, 2014	$422,472	$63,407	$725	$486,604
June 30, 2013	402,466	55,482	(1,665)	456,283
Net income (loss):
Three months ended:
June 30, 2014	$63,872	$5,388	$(2,790)	$66,470
June 30, 2013	56,582	4,263	(1,182)	59,663
Six months ended:
June 30, 2014	$119,928	$10,472	$(2,742)	$127,658
June 30, 2013	110,135	7,501	(2,785)	114,851
Note 17 – Fair Value Measurements
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
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
June 30, 2014
Securities available for sale:
U.S. Treasury	$2,468,768	$—	$—	$2,468,768
Residential mortgage-backed securities	—	1,590,561	—	1,590,561
States and political subdivisions	—	2,220,602	—	2,220,602
Other	—	43,012	—	43,012
Trading account securities:
U.S. Treasury	15,489	—	—	15,489
States and political subdivisions	—	—	—	—
Derivative assets:
Interest rate swaps, caps and floors	—	41,967	183	42,150
Commodity swaps and options	—	13,610	—	13,610
Foreign currency forward contracts	475	—	—	475
Derivative liabilities:
Interest rate swaps, caps and floors	—	45,270	—	45,270
Commodity swaps and options	—	13,362	—	13,362
Foreign currency forward contracts	454	—	—	454

December 31, 2013
Securities available for sale:
U.S. Treasury	$2,540,554	$—	$—	$2,540,554
U.S. Government agencies/corporations	—	53,980	—	53,980
Residential mortgage-backed securities	—	1,776,016	—	1,776,016
States and political subdivisions	—	1,488,914	—	1,488,914
Other	—	35,972	—	35,972
Trading account securities:
U.S. Treasury	15,389	—	—	15,389
States and political subdivisions	—	1,009	—	1,009
Derivative assets:
Interest rate swaps, caps and floors	—	44,520	174	44,694
Commodity swaps and options	—	10,026	—	10,026
Foreign currency forward contracts	135	—	—	135
Derivative liabilities:
Interest rate swaps, caps and floors	—	47,542	—	47,542
Commodity swaps and options	—	9,712	—	9,712
Foreign currency forward contracts	85	—	—	85
Derivative assets, measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the reported periods consist of interest rate swaps sold to loan customers. The significant unobservable (Level 3) inputs used in the fair value measurement of these interest rate swaps sold to loan customers primarily relate to the probability of default and loss severity in the event of default. The probability of default is determined by the underlying risk grade of the loan (see Note 4 – Loans) underlying the interest rate swap in that the probability of default increases as a loan’s risk grade deteriorates, while the loss severity is estimated through an analysis of the collateral supporting both the underlying loan and interest rate swap. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity. As of June 30, 2014, the weighted-average risk grade of loans underlying interest rate swaps measured at fair value using significant unobservable (Level 3) inputs was 11.0. The weighted-average loss severity in the event of default on the interest rate swaps was 20%. A reconciliation of the beginning and ending balances of derivative assets measured at fair value on a recurring basis using significant unobservable (Level 3) inputs is not presented as such amounts were not significant during the reported periods.
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
The following table presents foreclosed assets that were remeasured and reported at fair value during the reported periods:

	Six Months Ended June 30,
	2014	2013
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$1,854	$3,489
Charge-offs recognized in the allowance for loan losses	(232)	(576)
Fair value	$1,622	$2,913
Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$4,299	$3,852
Write-downs included in other non-interest expense	(994)	(657)
Fair value	$3,305	$3,195
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

The estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	June 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$5,020,610	$5,020,610	$4,556,125	$4,556,125
Securities held to maturity	3,065,867	3,072,344	3,139,748	3,029,663
Cash surrender value of life insurance policies	170,245	170,245	141,108	141,108
Accrued interest receivable	109,652	109,652	99,281	99,281
Level 3 inputs:
Loans, net	10,581,091	10,764,010	9,423,262	9,582,734
Financial liabilities:
Level 2 inputs:
Deposits	22,516,606	22,517,448	20,688,786	20,689,323
Federal funds purchased and repurchase agreements	612,991	612,991	668,253	668,253
Junior subordinated deferrable interest debentures	137,115	137,115	123,712	123,712
Subordinated notes payable and other borrowings	100,000	94,132	100,000	92,552
Accrued interest payable	1,636	1,636	1,300	1,300
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
Note 18 - Accounting Standards Updates
ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU No. 2013-01, “Balance Sheet (Topic 210) – Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” clarifies that ordinary trade receivables are not within the scope of ASU 2011-11. ASU 2011-11, as amended by ASU 2013-01, became effective for the Corporation on January 1, 2013. See Note 10 – Balance Sheet Offsetting for applicable disclosures.
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
ASU 2013-02, “Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 amends recent guidance related to the reporting of comprehensive income to enhance the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 became effective for the Corporation on January 1, 2013 and did not have a significant impact on the Corporation’s financial statements. See Note 15 – Other Comprehensive Income (Loss).
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
ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for the Corporation on January 1, 2017 and is not expected to have a significant impact on the Corporation's financial statements.
ASU 2014-11, “Transfers and Servicing (Topic 860).” ASU 2014-11 requires that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, ASU 2014-11 requires separate accounting for repurchase financings, which entails the transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. ASU 2014-11 requires entities to disclose certain information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements. In addition, ASU 2014-11 requires disclosures related to collateral, remaining contractual tenor and of the potential risks associated with repurchase agreements, securities lending transactions and repurchase-to-maturity transactions. ASU 2014-11 is effective for the Corporation on January 1, 2015 and is not expected to have a significant impact on the Corporation's financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Review
Cullen/Frost Bankers, Inc.
The following discussion should be read in conjunction with the Corporation’s consolidated financial statements, and notes thereto, for the year ended December 31, 2013, included in the 2013 Form 10-K. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results for the year ending December 31, 2014 or any future period.
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

Results of Operations
Net income available to common shareholders totaled $64.5 million, or $1.02 diluted per common share, and $123.6 million, or $1.99 diluted per common share, for the three and six months ended June 30, 2014 compared to $57.0 million, or $0.94 diluted per common share, and $112.2 million, or $1.85 diluted per common share, for the three and six months ended June 30, 2013, respectively. During the second quarter of 2014, the Corporation acquired WNB Bancshares, Inc. ("WNB"). Accordingly, the operating results of WNB are included with the Corporation's results of operations since May 30, 2014. See Note 2 - Mergers and Acquisitions in the accompanying consolidated financial statements.
Selected income statement data, returns on average assets and average common equity and dividends per common share for the comparable periods was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Taxable-equivalent net interest income	$198,926	$173,966	$386,720	$346,767
Taxable-equivalent adjustment	29,297	20,785	56,756	40,773
Net interest income	169,629	153,181	329,964	305,994
Provision for loan losses	4,924	3,575	11,524	9,575
Net interest income after provision for loan losses	164,705	149,606	318,440	296,419
Non-interest income	79,150	72,509	156,640	150,289
Non-interest expense	163,970	149,758	321,911	305,572
Income before income taxes	79,885	72,357	153,169	141,136
Income taxes	13,415	12,694	25,511	26,285
Net income	66,470	59,663	127,658	114,851
Preferred stock dividends	2,015	2,688	4,031	2,688
Net income available to common shareholders	$64,455	$56,975	$123,627	$112,163
Earnings per common share – basic	$1.03	$0.95	$2.00	$1.86
Earnings per common share – diluted	1.02	0.94	1.99	1.85
Dividends per common share	0.51	0.50	1.01	0.98
Return on average assets	1.04%	1.03%	1.02%	1.02%
Return on average common equity	10.33	9.93	10.15	9.71
Average shareholders’ equity to average assets	10.66	11.00	10.65	10.97
Net income available to common shareholders increased $7.5 million, or 13.1% , for the three months ended June 30, 2014 and increased $11.5 million, or 10.2% for the six months ended June 30, 2014 compared to the same periods in 2013. The increase during the three months ended June 30, 2014 was primarily the result of a $16.4 million increase in net interest income, a $6.6 million increase in non-interest income and a $673 thousand decrease in preferred stock dividends partly offset by a $14.2 million increase in non-interest expense, a $1.3 million increase in the provision for loan losses and a $721 thousand increase in income tax expense. The increase during the six months ended June 30, 2014 was primarily the result of a $24.0 million increase in net interest income, a $6.4 million increase in non-interest income and a $774 thousand decrease in income tax expense partly offset by a $16.3 million increase in non-interest expense, a $1.3 million increase in preferred stock dividends and a $1.9 million increase in the provision for loan losses.
The Corporation's preferred stock was issued on February 15, 2013. The initial quarterly dividend payment during the second quarter of 2014 occurred on June 15, 2014. This dividend payment included an additional amount applicable to the period from the issuance date through March 15, 2014, the start date of the normal quarterly dividend cycle.
Details of the changes in the various components of net income are further discussed below.
Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Corporation’s largest source of revenue, representing 67.8% of total revenue during the first six months of 2014. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.
The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Corporation’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, remained at 3.25% for the entire year in 2013 and through the second quarter of 2014. The Corporation’s loan portfolio is also impacted, to a lesser extent, by changes in the London Interbank Offered Rate (LIBOR). At June 30, 2014, the one-month and three-month U.S. dollar LIBOR rates were 0.16% and 0.23%, respectively, while at June 30, 2013, the one-month and three-month U.S. dollar LIBOR rates were 0.20% and 0.27%, respectively. The intended federal funds rate, which is the cost of immediately available overnight funds, remained at zero to 0.25% for the entire year in 2013 and through the second quarter of 2014.
The Corporation’s balance sheet has historically been asset sensitive, meaning that earning assets generally reprice more quickly than interest-bearing liabilities. Therefore, the Corporation’s net interest margin was likely to increase in sustained periods of rising interest rates and decrease in sustained periods of declining interest rates. During the fourth quarter of 2007, in an effort to make the Corporation’s balance sheet less sensitive to changes in interest rates, the Corporation entered into various interest rate swaps which effectively converted certain variable-rate loans into fixed-rate instruments for a period of seven years. During the fourth quarter of 2008, the Corporation also entered into an interest rate swap which effectively converted variable-rate debt into fixed-rate debt for a period of five years. As a result of these actions, the Corporation’s balance sheet was more interest-rate neutral and changes in interest rates had a less significant impact on the Corporation’s net interest margin than would have otherwise been the case. During the fourth quarter of 2009, a portion of the interest rate swaps on variable-rate loans was terminated, while the remaining interest rate swaps on variable-rate loans were terminated during the fourth quarter of 2010. These actions increased the asset sensitivity of the Corporation’s balance sheet. The deferred accumulated gain applicable to the settled interest rate contracts included in accumulated other comprehensive income totaled $11.9 million ($7.7 million on an after-tax basis) at June 30, 2014. The remaining deferred gain of $11.9 million ($7.7 million on an after-tax basis) will be recognized ratably in interest income through October 2014. See Note 9 - Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report for additional information related to these interest rate swaps.
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

	Quarter to Date	Year to Date
	June 30, 2014 vs. June 30, 2013	June 30, 2014 vs. June 30, 2013
Due to changes in average volumes	$22,394	$38,527
Due to changes in average interest rates	2,566	1,426
Total change	$24,960	$39,953
Taxable-equivalent net interest income for the three months ended June 30, 2014 increased $25.0 million, or 14.3%, while taxable-equivalent net interest income for the six months ended June 30, 2014 increased $40.0 million, or 11.5%, compared to the same periods in 2013, respectively. The increase during the three and six months ended June 30, 2014 was primarily related to an increase in the average volume of interest-earning assets and an increase in the net interest margin. The average volume of interest-earning assets for the three months ended June 30, 2014 increased $2.6 billion, while the average volume of interest-earning assets for the six months ended June 30, 2014 increased $2.2 billion compared to the same periods in 2013. Over the same time frame, the net interest margin increased 5 basis points from 3.43% during the three months ended June 30, 2013 to 3.48% during the three months ended June 30, 2014 and increased 1 basis point from 3.44% during the six months ended June 30, 2013 to 3.45% during the six months ended June 30, 2014. The increase in the net interest margin during the three and six months ended June 30, 2014 was primarily due an increase in the average yield on securities combined with a decrease in the average cost of funds. The net interest margin was negatively impacted by an increase in the relative proportion of average interest-earning assets invested in lower-yielding, interest-bearing deposits during 2014 compared to 2013 while the relative proportion of interest-earning assets invested in higher-yielding securities and loans decreased. These items are more fully discussed below. The average yield on interest-earning assets decreased 5 basis points from 3.56% in the first six months of 2013 to 3.51% in the first six months of 2014 while the average cost of funds decreased 10 basis points from 0.20% in the first six months of 2013 to 0.10% in the first six months of 2014. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. As stated above, market interest rates have remained at historically low levels during the reported periods. The effect of lower average market interest rates during the reported periods on the average yield on average interest-earning assets was partly limited by the aforementioned interest rate swaps on variable-rate loans.
The average volume of loans during the first six months of 2014 increased $672.1 million compared to the same period in 2013. Loans made up approximately 43.4% of average interest-earning assets during the first six months of 2014 compared to 44.8% during the first six months of 2013. The average yield on loans decreased 13 basis points from 4.59% during the first six months of 2013 to 4.46% during the first six months of 2014. The decrease in the average yield on loans was partly related to lower average spreads due to increased competition in loan pricing. Loans generally have significantly higher yields compared to securities, interest-bearing deposits and federal funds sold and resell agreements and, as such, have a more positive effect on the net interest margin.
The average volume of securities during the first six months of 2014 decreased $229.2 million compared to the same period in 2013. Securities made up approximately 38.8% of average interest-earning assets during the first six months of 2014 compared to 44.1% during the first six months of 2013. The average yield on securities was 3.95% in the first six months of 2014 compared to 3.34% in the first six months of 2013. The average yield on securities increased 61 basis points during the first six months of 2014 compared to the first six months of 2013 as a result of an increase in the relative proportion of investments held in higher-yielding, tax-exempt municipal securities. Tax-exempt municipal securities totaled 52.5% of average securities during the first six months of 2014 compared to 36.4% during the first six months of 2013. The average yield on taxable securities was 2.13% in the first six months of 2014 compared to 1.90% in the first six months of 2013, while the average taxable-equivalent yield on tax-exempt securities was 5.58% in the first six months of 2014 compared to 5.82% in the first six months of 2013. The average taxable-equivalent yield on tax-exempt securities decreased 24 basis points during the first six months of 2014 compared to the first six months of 2013 in part due to the investment of funds in lower-yielding, shorter duration municipal securities during the latter part of 2013.
Average federal funds sold, resell agreements and interest-bearing deposits during the first six months of 2014 increased $1.7 billion compared to the same period in 2013. Federal funds sold, resell agreements and interest-bearing deposits made up approximately 17.8% of average interest-earning assets during the first six months of 2014 compared to 11.1% during the first six months of 2013. The combined average yield on federal funds sold, resell agreements and interest-bearing deposits was 0.26% and 0.25% during the first six months of 2014 and 2013, respectively. The increase in average federal funds sold, resell agreements and interest-bearing deposits compared to the first six months of 2013 was primarily related to excess liquidity from deposit growth.
Average deposits increased $2.1 billion during the first six months of 2014 compared to the first six months of 2013. Average interest-bearing deposits for the first six months of 2014 increased $1.1 billion compared to the same period in 2013, while average non-interest-bearing deposits for the first six months of 2014 increased $1.0 billion compared to the same period in 2013. The ratio of average interest-bearing deposits to total average deposits was 59.5% during the first six months of 2014 compared to 60.3% during the first six months of 2013. The average cost of deposits is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-bearing deposits. The average cost of interest-bearing deposits and total deposits was 0.08% and 0.05% during the first six months of 2014 compared to 0.14% and 0.08% during the same periods in 2013. The decrease in the average cost of interest-bearing deposits during the comparable periods was primarily the result of decreases in interest rates offered on certain deposit products due to decreases in average market interest rates and decreases in renewal interest rates on maturing certificates of deposit given the current low interest rate environment. Additionally, the relative proportion of higher-cost certificates of deposit to total average interest-bearing deposits decreased from 8.7% during the first six months of 2013 to 7.7% during the first six months of 2014.
The Corporation’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.41% during the first six months of 2014 compared to 3.36% during the first six months of 2013. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.
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
Provision for Loan Losses
The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $4.9 million and $11.5 million for the three and six months ended June 30, 2014 compared to $3.6 million and $9.6 million for the three and six months ended June 30, 2013. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.
Non-Interest Income
The components of non-interest income were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Trust and investment management fees	$26,748	$22,561	$52,159	$44,446
Service charges on deposit accounts	20,462	20,044	40,436	40,088
Insurance commissions and fees	9,823	9,266	22,949	22,336
Interchange and debit card transaction fees	4,627	4,268	8,870	8,279
Other charges, commissions and fees	8,550	8,578	16,757	16,333
Net gain (loss) on securities transactions	2	6	2	11
Other	8,938	7,786	15,467	18,796
Total	$79,150	$72,509	$156,640	$150,289
Total non-interest income for the three and six months ended June 30, 2014 increased $6.6 million, or 9.2%, and $6.4 million, or 4.2%, compared to the same periods in 2013. Changes in the components of non-interest income are discussed below.
Trust and Investment Management Fees. Trust and investment management fees for the three and six months ended June 30, 2014 increased $4.2 million, or 18.6%, and $7.7 million, or 17.4%, compared to the same periods in 2013. Trust investment fees are the most significant component of trust and investment management fees, making up approximately 68% and 67% of total trust and investment management fees for the first six months of 2014 and 2013, respectively. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related trust investment fees.
The increase in trust and investment management fees during the three months ended June 30, 2014 compared to the same period in 2013 was primarily the result of an increase in trust investment fees (up $3.0 million), oil and gas fees (up $877 thousand) and estate fees (up $450 thousand). The increase in trust and investment management fees during the six months ended June 30, 2014 compared to the same period in 2013 was primarily the result of an increase in trust investment fees (up $5.7 million), oil and gas fees (up $1.1 million), estate fees (up $570 thousand) and real estate fees (up $450 thousand). The increases in trust investment fees during the three and six months ended June 30, 2014 compared to the same periods in 2013 were partly due to higher average equity valuations during 2014, business development efforts and a change in the fee schedule beginning in the fourth quarter of 2013. The increases in oil and gas fees during the six months ended June 30, 2014 compared to the same periods in 2013 were partly related to increased mineral production.
At June 30, 2014, trust assets, including both managed assets and custody assets, were primarily composed of equity securities (47.4% of assets), fixed income securities (39.1% of assets) and cash equivalents (7.9% of assets). The estimated fair value of these assets was $29.9 billion (including managed assets of $12.6 billion and custody assets of $17.3 billion) at June 30, 2014, compared to $28.4 billion (including managed assets of $11.9 billion and custody assets of $16.5 billion) at December 31, 2013 and $26.3 billion (including managed assets of $11.1 billion and custody assets of $15.2 billion) at June 30, 2013.
Service Charges on Deposit Accounts. Service charges on deposit accounts for the three and six months ended June 30, 2014 increased $418 thousand, or 2.1%, and $348 thousand, or 0.9%, compared to the same periods in 2013. The increase was primarily due to increases in service charges on commercial accounts (up $529 thousand and $918 thousand during the three and six months ended June 30, 2014, respectively) partly offset by a decrease in overdraft/insufficient funds charges on consumer accounts (down $53 thousand and $429 thousand during the three and six months ended June 30, 2014, respectively). Overdraft/insufficient funds charges totaled $7.9 million ($6.1 million consumer and $1.8 million commercial) during the three months ended June 30, 2014 compared to $7.9 million ($6.2 million consumer and $1.7 million commercial) during the same period in 2013. Overdraft/insufficient funds charges totaled $15.4 million ($11.9 million consumer and $3.5 million commercial) during the six months ended June 30, 2014 compared to $15.9 million ($12.4 million consumer and $3.5 million commercial) during six months ended June 30, 2013.
Insurance Commissions and Fees. Insurance commissions and fees for the three and six months ended June 30, 2014 increased $557 thousand, or 6.0%, and $613 thousand, or 2.7%, compared to the same periods in 2013. The increase during the three months ended June 30, 2014 was related to an increases in commission income (up $328 thousand) and contingent commissions (up $229 thousand). The increase during the six months ended June 30, 2014 was related to an increase in commission income (up $640 thousand) partly offset by a decrease in contingent commissions (down $27 thousand). The increases in commission income during the three and six months ended June 30, 2014 were primarily related to increases in commercial lines property and casualty commissions resulting from the impact of the acquisition of Kolkhorst Insurance Agency during the fourth quarter of 2013, new business and, to a lesser extent, higher rates, partly offset by decreases in employee benefit commissions and fees. The decrease in employee benefit commissions and fees during 2014 was partly related to customers electing to early renew policies during the fourth quarter of 2013 as a result of the Affordable Care Act.
Insurance commissions and fees include contingent commissions totaling $586 thousand and $3.1 million during the three and six months ended June 30, 2014 compared to $357 thousand and $3.1 million during the three and six months ended June 30, 2013. Contingent commissions primarily consist of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. Such commissions are seasonal in nature and are generally received during the first quarter of each year. These commissions totaled $2.0 million and $2.1 million during the six months ended June 30, 2014 and 2013, respectively. Contingent commissions also include amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. These benefit plan related commissions totaled $587 thousand and $1.1 million during the three and six months ended June 30, 2014 and $354 thousand and $1.0 million during the three and six months ended June 30, 2013.
Interchange and Debit Card Transaction Fees. Interchange and debit card transaction fees consist of income from check card usage, point of sale income from PIN-based debit card transactions and ATM service fees. Interchange and debit card transaction fees for the three and six months ended June 30, 2014 increased $359 thousand, or 8.4%, and $591 thousand, or 7.1% compared to the three and six months ended June 30, 2013. The increases are primarily due to increases in income from check card usage (up $797 thousand and $1.5 million for the three and six months ended June 30, 2014, respectively) partly offset by decreases in point of sale income from PIN-based debit card transactions (down $405 thousand and $814 thousand for the three and six months ended June 30, 2014, respectively).
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
Other Charges, Commissions and Fees. Other charges, commissions and fees for the three months ended June 30, 2014 decreased $28 thousand, or 0.3%, compared to the same period in 2013. The decrease in other charges, commissions and fees during the three months ended June 30, 2014 included decreases in income related to the sale of annuities (down $277 thousand), human resources consulting revenue (down $125 thousand) and other service charges (down $98 thousand). These decreases were mostly offset by increases in wire transfer fees, in part due to a new fee schedule, (up $377 thousand) and unused balance fees on loan commitments (up $130 thousand). Other charges, commissions and fees for the six months ended June 30, 2014 increased $424 thousand, or 2.6% compared to the same period in 2013. The increase in other charges, commissions and fees during the six months ended June 30, 2014 included increases in wire transfer fees, in part due to a new fee schedule, (up $742 thousand) and unused balance fees on loan commitments (up $265 thousand). These increases were partly offset by decreases in letter of credit fees (down $231 thousand), other service charges (down $206 thousand) and human resources consulting revenue (down $115 thousand).

Net Gain/Loss on Securities Transactions. During the six months ended June 30, 2014, the Corporation sold available-for-sale securities with an amortized cost totaling $2.0 million and realized a net gain of $2 thousand on those sales. These securities consisted of municipal securities acquired in connection with the acquisition of WNB during the second quarter of 2014. During the six months ended June 30, 2013, the Corporation sold available-for-sale securities with an amortized cost totaling $8.5 billion and realized a net gain of $11 thousand on those sales. These securities were primarily purchased during 2013 and subsequently sold in connection with the Corporation’s tax planning strategies related to the Texas franchise tax. The gross proceeds from the sales of these securities outside of Texas are included in total revenues/receipts from all sources reported for Texas franchise tax purposes, which results in a reduction in the overall percentage of revenues/receipts apportioned to Texas and subjected to taxation under the Texas franchise tax.
Other Non-Interest Income. Other non-interest income for the three months ended June 30, 2014 increased $1.2 million, or 14.8%, compared to the same period in 2013. Other non-interest income during the three months ended June 30, 2014 included increases in sundry income from various miscellaneous items (up $958 thousand) and income from securities trading and customer derivative transactions (up $865 thousand). During the second quarter of 2014, sundry income from various miscellaneous items included $1.3 million related to a distribution received on a small business investment company ("SBIC") investment and $1.3 million related to the recovery of interest on loans charged-off in previous years. The increase in income from securities trading and customer derivative transactions was primarily related to an increase in customer interest rate swap transaction fees. The increase from the aforementioned items was partly offset by an decrease in gains realized on the sale of assets (down $455 thousand). During the second quarter of 2013, the Corporation recognized a $251 thousand gain related to the sale of a building.
Other non-interest income for the six months ended June 30, 2014 decreased $3.3 million, or 17.7%, compared to the same period in 2013. Other non-interest income during the six months ended June 30, 2013 included $4.5 million related to the sale of a building and parking garage, as further discussed below. Excluding the impact of the prior-year gain, other non-interest income effectively increased $1.1 million. This effective increase in other non-interest income during the six months ended June 30, 2014 included increases in sundry income from various miscellaneous items, in part due to the aforementioned items above, (up $1.1 million), income from securities trading and customer derivative transactions (up $815 thousand) and mineral interest income related to bonus, rental and shut-in payments and oil and gas royalties received from severed mineral interests on property owned by Main Plaza Corporation, a wholly owned non-banking subsidiary of the Corporation (up $295 thousand). The increase from these items was partly offset by decreases in income from public finance underwriting (down $404 thousand) and income related to earnings on the cash surrender value of life insurance policies (down $285 thousand).
During the first quarter of 2013, the Corporation realized a $5.6 million gain related to the sale of a building and parking garage. The Corporation leased back portions of the building through the third quarter of 2013 and the first quarter of 2015. As a result, a portion of the gain was deferred and only $4.5 million of the total $5.6 million gain was recognized during the six months ended June 30, 2013. During the first six months of 2014, other non-interest income included $307 thousand related to the amortization of the deferred gain. The remaining deferred portion of the gain, which totaled $461 thousand at June 30, 2014, will be recognized ratably over the remaining lease period.
Non-Interest Expense
The components of non-interest expense were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Salaries and wages	$70,473	$66,502	$140,690	$132,967
Employee benefits	14,806	14,629	32,194	32,620
Net occupancy	13,733	12,645	26,686	24,624
Furniture and equipment	15,207	14,986	30,160	29,171
Deposit insurance	3,145	2,835	6,262	5,724
Intangible amortization	806	788	1,495	1,608
Other	45,800	37,373	84,424	78,858
Total	$163,970	$149,758	$321,911	$305,572
Total non-interest expense for the three and six months ended June 30, 2014 increased $14.2 million, or 9.5%, and $16.3 million, or 5.3%, compared to the same periods in 2013. Other non-interest expense during the three and six months ended June 30, 2014 was particularly impacted by the acquisition of WNB. Changes in the components of non-interest expense, including the aforementioned acquisition related expenses, are discussed below.

Salaries and Wages. Salaries and wages for the three and six months ended June 30, 2014 increased $4.0 million, or 6.0%, and $7.7 million, or 5.8% compared to the same periods in 2013. This increases were primarily related to an increase in the number of employees and normal annual merit and market increases partly offset by decreases in stock-based compensation expense.
Employee Benefits. Employee benefits expense for the three months ended June 30, 2014 increased $177 thousand, or 1.2%, compared to the same period in 2013. The increase was primarily related to increases in expenses related to the Corporation’s 401 (k) and profit sharing plans (up $690 thousand), medical insurance expense (up $407 thousand) and payroll taxes (up $205 thousand). The increases in the these items were mostly offset by decrease in expenses related to the Corporation's defined benefit retirement plans. The Corporation recognized a combined net periodic pension benefit of $457 thousand on its defined benefit retirement plans during the second quarter of 2014 compared to a combined net periodic pension expense of $703 thousand during the second quarter of 2013, resulting in a $1.2 million decrease in expenses related to the Corporation's defined benefit retirement plans. Employee benefits expense for the six months ended June 30, 2014 decreased $426 thousand, or 1.3% compared to the same period in 2013. The decrease was primarily related to a decrease in expenses related to the Corporation's defined benefit retirement plans (down $2.3 million). The Corporation recognized a combined net periodic pension benefit of $913 thousand on its defined benefit retirement plans during the first six months of 2014 compared to a combined net periodic pension expense of $1.4 million during the first six months of 2013. The decrease in employee benefits expense for the six months ended June 30, 2014 was partly offset by increases in medical insurance expense (up $685 thousand), payroll taxes (up $560 thousand) and expenses related to the Corporation’s 401(k) and profit sharing plans (up $507 thousand).
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
Net Occupancy. Net occupancy expense for the three and six months ended June 30, 2014 increased $1.1 million,or 8.6%, and $2.1 million, or 8.4%, compared to the same periods in 2013. The increases were primarily related to increases in lease expense (up $800 thousand and $1.4 million during the three and six months ended June 30, 2014, respectively), repairs and maintenance expense (up $285 thousand and $387 thousand during the three and six months ended June 30, 2014, respectively), building depreciation (up $145 thousand and $191 thousand during the three and six months ended June 30, 2014, respectively) and, during the six months ended June 30, 2014, a decrease in parking garage income (down $153 thousand) due to the sale of a parking garage during the first quarter of 2013.
Furniture and Equipment. Furniture and equipment expense for the three and six months ended June 30, 2014 increased $221 thousand, or 1.5%, and $989 thousand, or 3.4%, compared to the same periods in 2013. The increases during the three months and six months ended June 30, 2014 were primarily related to increases in software maintenance (up $539 thousand and $850 thousand during the three and six months ended June 30, 2014, respectively) and furniture and fixtures depreciation (up $134 thousand and $425 thousand during the three and six months ended June 30, 2014, respectively). The increases from the aforementioned items were party offset by decreases in service contracts expense (down $232 thousand and $198 thousand for the three and six months ended June 30, 2014, respectively) and software amortization (down $116 thousand and $65 thousand for the three and six months ended June 30, 2014, respectively).
Deposit Insurance. Deposit insurance expense totaled $3.1 million and $6.3 million for the three and six months ended June 30, 2014 compared to $2.8 million and $5.7 million for the three and six months ended June 30, 2013. The increases in deposit insurance expense for the three and six months ended 2014 compared to the same periods in 2013 were primarily related to an increase in assets.
Intangible Amortization. Intangible amortization is primarily related to core deposit intangibles and, to a lesser extent, intangibles related to customer relationships and non-compete agreements. Intangible amortization for the three months ended June 30, 2014 increased $18 thousand, or 2.3%, while intangible amortization for the six months ended June 30, 2014 decreased $113 thousand, or 7.0%,compared to the same periods in 2013. Intangible amortization during the three months ended June 30, 2014 was impacted by the amortization of the core deposit intangible recorded in connection with the acquisition of WNB during the second quarter of 2014. The decrease in intangible amortization during the six months ended June 30, 2014 was primarily the result of the completion of amortization of certain intangible assets as well as a reduction in the annual amortization rate of certain intangible assets as the Corporation uses an accelerated amortization approach which results in higher amortization rates during the earlier years of the useful lives of intangible assets. The decrease in intangible amortization was partly offset by the additional amortization related to intangible assets recorded in connection with the acquisition of Kolkhorst Insurance Agency, Inc. during the fourth quarter of 2013 and the aforementioned core deposit intangible recorded in connection with the acquisition of WNB during the second quarter of 2014.

Other Non-Interest Expense. Other non-interest expense for the three and six months ended June 30, 2014 increased $8.4 million, or 22.5%, and $5.6 million, or 7.1%,compared to the same periods in 2013. The increases were impacted by expenses related to the acquisition of WNB during the second quarter of 2014. Acquisition related expenses included in other non-interest expense totaled $4.8 million and $6.0 million during the three and six months ended June 30, 2014, respectively. Such amounts included $3.2 million in professional services expenses, $1.3 million in severance and $1.5 million in various other expenses during the six months ended June 30, 2014. Additionally, during the six months ended June 30, 2013, the Corporation wrote down certain land and other assets totaling $7.2 million. Approximately, $6.2 million of this amount was related to the write-down of certain long-term bank owned property in downtown San Antonio that was made available for sale. Excluding the aforementioned acquisition related expenses during 2014 and the write-downs in 2013, other non-interest expense for the three and six months ended June 30, 2014 effectively increased $3.6 million, or 9.6%, and $6.8 million, or 9.4%,compared to the same periods in 2013. The effective increase during the three months ended June 30, 2014 was partly related to increases in check card expense (up $1.6 million), sundry and other miscellaneous expenses (up $753 thousand), write-downs of other real estate owned (up $658 thousand) and professional services expense (up $235 thousand), among other things. The effective increase during the six months ended June 30, 2014 was partly related to increases in check card expense (up $1.8 million); amortization of net deferred cost related to loan commitments (up $1.3 million); sundry and other miscellaneous expenses (up $928 thousand); professional services expense (up $638 thousand); advertising/promotions expense (up $416 thousand); and travel, meals and entertainment expense (up $430 thousand); among other items.
Results of Segment Operations
The Corporation’s operations are managed along two operating segments: Banking and Frost Wealth Advisors. A description of each business and the methodologies used to measure financial performance is described in Note 16 - Operating Segments in the accompanying notes to consolidated financial statements included elsewhere in this report. Net income (loss) by operating segment is presented below:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Banking	$63,872	$56,582	$119,928	$110,135
Frost Wealth Advisors	5,388	4,263	10,472	7,501
Non-Banks	(2,790)	(1,182)	(2,742)	(2,785)
Consolidated net income	$66,470	$59,663	$127,658	$114,851
Banking
Net income for the three and six months ended June 30, 2014 increased $7.3 million, or 12.9%, and $9.8 million, or 8.9%, compared to the same periods in 2013. The increase during the three months ended June 30, 2014 was primarily the result of a $15.3 million increase in net interest income and a $2.7 million increase in non-interest income partly offset by an $8.9 million increase in non-interest expense, a $1.3 million increase in the provision for loan losses and a $518 thousand increase in income tax expense. The increase during the six months ended June 30, 2014 was primarily the result of a $21.7 million increase in net interest income and a $2.7 million decrease in income tax expense partly offset by an $11.0 million increase in non-interest expense, a $1.9 million increase in the provision for loan losses and a $1.7 million decrease in non-interest income.
Net interest income for the three and six months ended June 30, 2014 increased $15.3 million, or 10.0%, and $21.7 million, or 7.1%, compared to the same periods in 2013. The increases were primarily related to increases in the average volume of interest-earning assets and increases in the net interest margin. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.
The provision for loan losses for the three and six months ended June 30, 2014 totaled $4.9 million and $11.5 million compared to $3.6 million and $9.6 million for the same periods in 2013. The increases were partly due to an increase in the volume of loans compared to the same periods in 2013. See the analysis of the provision for loan losses included in the section captioned “Allowance for Loan Losses” included elsewhere in this discussion.
Non-interest income for the three months ended June 30, 2014 increased $2.7 million, or 6.1%, while non-interest income for the six months ended June 30, 2014 decreased $1.7 million, or 1.8%, compared to the same periods in 2013, respectively. The increase in non-interest income during the three months ended June 30, 2014 was primarily related to increases in other non-interest income, insurance commissions and fees, service charges on deposits and interchange and debit card transaction fees. The decrease in non-interest income during the six months ended June 30, 2014 was primarily related to a decrease in other non-interest income partly offset by increases in insurance commissions and fees and interchange and debit card transaction fees. The increase in other non-interest income during the three months ended June 30, 2014 was partly related to a distribution received on a capital investment, the recovery of interest on loans charged-off in previous years and an increase in income from securities trading and customer derivative transactions. The decrease in other non-interest income during the six months ended was primarily related to a non-recurring gain realized on the sale of a building and parking garage during the first six months of 2013.The increases in insurance commissions and fees for the three and six months ended June 30, 2014 were primarily related to increases in commercial lines property and casualty commissions resulting from new business and, to a lesser extent, higher rates, partly offset by decreases in employee benefit commissions and fees. The increases in interchange and debit card transaction fees for the three and six months ended June 30, 2014 were primarily due to increases in income from check card usage partly offset by decreases in point of sale income from PIN-based debit card transactions. See the analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for the three and six months months ended June 30, 2014 increased $8.9 million, or 7.1%, and $11.0 million, or 4.3%, compared to the same periods in 2013. The increase during the three months ended June 30, 2014 was primarily due to increases in other non-interest expense, salaries and wages and net occupancy. The increase during the six months ended June 30, 2014 was primarily due to increases in salaries and wages, net occupancy, other non-interest expense and furniture and equipment expense.
The increase in other non-interest expense during the three months ended June 30, 2014 was partly related to increases in check card expense, sundry and other miscellaneous expenses, write-downs of other real estate owned and professional services expense, among other things. The increase in other non-interest expense during the six months ended June 30, 2014 was partly related to increases in check card expense; amortization of net deferred cost related to loan commitments; sundry and other miscellaneous expenses; professional services expense; advertising/promotions expense; and travel, meals and entertainment expense; among other things. The increases in salaries and wages during the three and six months ended June 30, 2014 were primarily related to an increase in the number of employees and normal annual merit and market increases partly offset by decreases in stock-based compensation expense. The increases in net occupancy expense during the three and six months ended June 30, 2014 were primarily related to increases in lease expense, repairs and maintenance expense, building depreciation and, during the six months ended June 30, 2014, a decrease in parking garage income due to the sale of a parking garage during the first quarter of 2013. The increase in furniture and equipment expense during the six months ended June 30, 2014 was primarily related to increases in software maintenance and furniture and fixtures depreciation. See the analysis of these items included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.
Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $9.8 million and $23.1 million during the three and six months ended June 30, 2014 and $9.3 million and $22.5 million during the three and six months ended June 30, 2013. The increase during the three months ended June 30, 2014 was related to increases in both commission income and contingent commissions. The increase during the six months ended June 30, 2014 was related to an increase in commission income partially offset by a decrease in contingent commissions. See the analysis of insurance commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion. Frost Insurance Agency also had consulting revenues totaling $239 thousand and $598 thousand during the three and six months ended June 30, 2014 and $364 thousand and $713 thousand during the three and six months ended June 30, 2013. Consulting revenues are primarily related to human resources consulting services and are reported as a component of other charges, commissions and fees.
Frost Wealth Advisors
Net income for the three and six months ended June 30, 2014 increased $1.1 million, or 26.4%, and $3.0 million, or 39.6%, compared to the same periods in 2013. The increase during the three months ended June 30, 2014 was primarily due to a $4.0 million increase in non-interest income partly offset by a $2.3 million increase in non-interest expense and a $606 thousand increase in income tax expense. The increase during the six months ended June 30, 2014 was primarily due to a $7.9 million increase in non-interest income partly offset by a $3.4 million increase in non-interest expense and a $1.6 million increase in income tax expense.
Non-interest income for the three and six months ended June 30, 2014 increased $4.0 million, or 15.2%, and $7.9 million, or 15.1%, compared to the same periods in 2013. The increases during the three and six months ended June 30, 2014 were primarily related to increases in trust and investment management fees. Trust and investment management fee income is the most significant income component for Frost Wealth Advisors. Investment fees are the most significant component of trust and investment management fees, making up approximately 68% of total trust and investment management fees for the first six months of 2014. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. The increase in trust and investment management fee income during the three and six months ended June 30, 2014 compared to the same periods in 2013 was primarily the result of an increase in trust investment fees, oil and gas fees and estate fees and, for the six months ended June 30, 2014, an increase in real estate fees. The increase in trust investment fees during the six months ended June 30, 2014 compared to the same period in 2013 was primarily due to higher average equity valuations during 2014, business development efforts and a change in the fee schedule during the fourth quarter of 2013. See the analysis of trust and investment management fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for the three and six months ended June 30, 2014 increased $2.3 million, or 10.7%, and $3.4 million, or 7.6%, compared to the same periods in 2013. The increases were primarily due to increases in other non-interest expense (up $1.5 million and $1.7 million, respectively), and salaries and wages (up $680 thousand and $1.4 million, respectively). The increases in other non-interest expense were related to increases in professional services expense as well as increases in various miscellaneous categories of expense and overhead cost allocations. The increase in salaries and wages were primarily related to normal annual merit and market increases.
Non-Banks
The Non-Banks operating segment had net loss of $2.8 million and $2.7 million for the three and six months ended June 30, 2014, respectively, compared to a net loss of $1.2 million and $2.8 million, respectively, for the same periods in 2013. The increase in net loss during the three months ended June 30, 2014 was primarily due to a $3.0 million increase in non-interest expense partly offset by a $1.1 million decrease in net interest expense and a $403 thousand increase in income tax benefit. The net loss during the six months ended June 30, 2014 did not significantly fluctuate as a $2.2 million decrease in net interest expense was mostly offset by a $2.0 million increase in non-interest expense. The increases in non-interest expense during the three and six months ended June 30, 2014 were primarily related to expenses associated with the acquisition of WNB during the second quarter of 2014, of which, approximately $3.0 million, primarily related to professional services, were included in the non-banks segment. The decreases in net interest expense for the three and six months ended June 30, 2014 were primarily related to a decrease in the interest rate paid on the Corporation's junior subordinated deferrable interest debentures as a result of the termination of an interest rate swap on the debentures in December of 2013. See Note 9 - Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report for additional information related to the interest rate swap.
Income Taxes
The Corporation recognized income tax expense of $13.4 million and $25.5 million, for an effective tax rate of 16.8% and 16.7% for the three and six months ended June 30, 2014 compared to $12.7 million and $26.3 million, for an effective tax rate of 17.5% and 18.6% for the three and six months ended June 30, 2013. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies. The lower effective tax rate during 2014 was partly related to an increase in the relative proportion of tax-exempt income as the Corporation purchased additional tax-exempt municipal securities.
Average Balance Sheet
Average assets totaled $24.4 billion for the six months ended June 30, 2014 representing an increase of $2.2 billion, or 9.9%, compared to average assets for the same period in 2013. The growth in average assets was primarily funded by an increase in average deposits. Average assets during the six months ended June 30, 2014 were also partly impacted by the acquisition of WNB on May 30, 2014. See Note 2 - Mergers and Acquisitions in the accompany consolidated financial statements included elsewhere in this report for additional information related to this acquisition. The increase was primarily reflected in earning assets, which increased $2.2 billion, or 10.7%, during the first six months of 2014 compared to the same period of 2013. The increase in earning assets was primarily due to a $1.7 billion increase in average interest-bearing deposits and an $672.1 million increase in average loans. The Corporation acquired cash and cash equivalents totaling $879.7 million and loans totaling $673.0 million in connection with the acquisition of WNB, which impacted average cash and cash equivalents and average loans by approximately $151 million and $115 million, respectively, during the six months ended June 30, 2014. Total deposits averaged $20.9 billion for the first six months of 2014, increasing $2.1 billion, or 11.3%, compared to the same period in 2013. The Corporation acquired deposits totaling $1.6 billion in connection with the acquisition of WNB, which impacted average deposits by approximately $278 million during the six months ended June 30, 2014. Average interest-bearing accounts totaled 59.5% and 60.3% of average total deposits during the first six months of 2014 and 2013, respectively.

Loans
Loans were as follows as of the dates indicated:

	June 30, 2014	Percentage of Total	December 31, 2013	Percentage of Total
Commercial and industrial:
Commercial	$5,322,752	49.9%	$4,587,499	48.2%
Leases	302,081	2.8	319,577	3.4
Total commercial and industrial	5,624,833	52.7	4,907,076	51.6
Commercial real estate:
Commercial mortgages	2,985,184	28.0	2,800,760	29.4
Construction	577,446	5.4	426,639	4.5
Land	272,959	2.5	239,937	2.5
Total commercial real estate	3,835,589	35.9	3,467,336	36.4
Consumer real estate:
Home equity loans	336,890	3.2	329,853	3.5
Home equity lines of credit	213,109	2.0	195,132	2.1
1-4 family residential mortgages	35,625	0.3	32,447	0.3
Construction	21,506	0.2	13,123	0.1
Other	256,085	2.4	237,649	2.5
Total consumer real estate	863,215	8.1	808,204	8.5
Total real estate	4,698,804	44.0	4,275,540	44.9
Consumer and other:
Consumer installment	371,648	3.4	350,827	3.7
Other	6,581	0.1	7,289	0.1
Total consumer and other	378,229	3.5	358,116	3.8
Unearned discounts	(22,489)	(0.2)	(25,032)	(0.3)
Total loans	$10,679,377	100.0%	$9,515,700	100.0%
Loans increased $1.2 billion, or 12.2%, compared to December 31, 2013. The majority of the Corporation’s loan portfolio is comprised of commercial and industrial loans and real estate loans. Commercial and industrial loans made up 52.7% and 51.6% of total loans at June 30, 2014 and December 31, 2013, respectively, while real estate loans made up 44.0% and 44.9% of total loans, respectively, at those dates. Real estate loans include both commercial and consumer balances. The Corporation acquired $673.0 million of loans in connection with the acquisition of WNB during the second quarter of 2014.
Commercial and industrial loans increased $717.8 million, or 14.6%, during the first six months of 2014. The Corporation acquired approximately $438.5 million of commercial and industrial loans in connection with the acquisition of WNB. The Corporation’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Corporation’s loan policy guidelines. The commercial and industrial loan portfolio also includes commercial leases and purchased shared national credits ("SNC"s) which are discussed in more detail below.
Purchased shared national credits are participations purchased from upstream financial organizations and tend to be larger in size than the Corporation’s originated portfolio. The Corporation’s purchased SNC portfolio totaled $654.4 million at June 30, 2014, increasing $68.1 million, or 11.6%, from $586.2 million at December 31, 2013. At June 30, 2014, 55.8% of outstanding purchased SNCs was related to the energy industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the commercial and industrial portfolio, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of the Corporation’s customers. As a matter of policy, the Corporation generally only participates in SNCs for companies headquartered in or which have significant operations within the Corporation’s market areas. In addition, the Corporation must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.
Real estate loans increased $423.3 million, or 9.9%, during the first six months of 2014. The Corporation acquired approximately$228.8 million of real estate loans (including approximately $136.0 million of commercial real estate, approximately $73.4 million of real estate construction and approximately $19.4 million of consumer real estate) in connection with the acquisition of WNB. Real estate loans include both commercial and consumer balances. Commercial real estate loans totaled $3.8 billion at June 30, 2014 and represented 81.6% of total real estate loans. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. The Corporation’s primary focus for its commercial real estate portfolio has been growth in loans secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan.
The consumer loan portfolio, including all consumer real estate and consumer installment loans, totaled $1.2 billion at both June 30, 2014 and December 31, 2013. Consumer real estate loans, increased $55.0 million, or 6.8% , from December 31, 2013. Combined, home equity loans and lines of credit made up 63.7% and 65.0% of the consumer real estate loan total at June 30, 2014 and December 31, 2013, respectively. The Corporation offers home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans. In general, the Corporation no longer originates 1-4 family mortgage loans. Consumer installment loans, increased $20.8 million, or 5.9%, from December 31, 2013. The consumer installment loan portfolio primarily consists of automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents, and other similar types of credit facilities.
Non-Performing Assets
Non-performing assets and accruing past due loans are presented in the table below. Troubled debt restructurings on non-accrual status are reported as non-accrual loans. Troubled debt restructurings on accrual status are reported separately.

	June 30, 2014	December 31, 2013
Non-accrual loans:
Commercial and industrial	$34,664	$26,733
Commercial real estate	22,134	27,035
Consumer real estate	2,179	2,207
Consumer and other	654	745
Total non-accrual loans	59,631	56,720
Restructured loans	—	1,137
Foreclosed assets:
Real estate	8,935	11,916
Other	—	—
Total foreclosed assets	8,935	11,916
Total non-performing assets	$68,566	$69,773

Ratio of non-performing assets to:
Total loans and foreclosed assets	0.64%	0.73%
Total assets	0.26	0.29
Accruing past due loans:
30 to 89 days past due	$36,539	$31,297
90 or more days past due	7,876	7,635
Total accruing past due loans	$44,415	$38,932
Ratio of accruing past due loans to total loans:
30 to 89 days past due	0.34%	0.33%
90 or more days past due	0.07%	0.08
Total accruing past due loans	0.41%	0.41%
Non-performing assets include non-accrual loans, troubled debt restructurings and foreclosed assets. Non-performing assets at June 30, 2014 decreased $1.2 million from December 31, 2013. Non-accrual commercial and industrial loans included one credit relationship in excess of $5 million totaling $16.4 million at June 30, 2014 and one credit relationship in excess of $5 million totaling $6.3 million at December 31, 2013. Non-accrual real estate loans primarily consist of land development, 1-4 family residential construction credit relationships and loans secured by office buildings and religious facilities. Non-accrual commercial real estate loans included one credit relationship in excess of $5 million totaling $6.9 million at June 30, 2014 and one credit relationship in excess of $5 million totaling $7.3 million at December 31, 2013, respectively. One credit relationship totaling $6.0 million at June 30, 2014 and $7.9 million at December 31, 2013, was included in both non-accrual commercial and industrial loans ($2.9 million at June 30, 2014 and $4.7 million at December 31, 2013) and non-accrual commercial real estate loans ($3.1 million at June 30, 2014 and $3.2 million at December 31, 2013).
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
Foreclosed assets represent property acquired as the result of borrower defaults on loans. Foreclosed assets are recorded at estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for loan losses. Regulatory guidelines require the Corporation to reevaluate the fair value of foreclosed assets on at least an annual basis. The Corporation’s policy is to comply with the regulatory guidelines. Write-downs are provided for subsequent declines in value and are included in other non-interest expense along with other expenses related to maintaining the properties. Write-downs of foreclosed assets totaled $994 thousand and $657 thousand, during the six months ended June 30, 2014 and 2013, respectively. There were no significant concentrations of any properties, to which the aforementioned write-downs relate, in any single geographic region.
Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At June 30, 2014 and December 31, 2013, the Corporation had $8.5 million and $13.8 million in loans of this type which are not included in any one of the non-accrual, restructured or 90 days past due loan categories. At June 30, 2014, potential problem loans consisted of four credit relationships. Of the total outstanding balance at June 30, 2014, 40.7% related to a customer in manufacturing, 32.7% related to a municipality and 19.1% related to a customer in commercial real estate/real estate development. Weakness in these organizations’ operating performance and condition has caused the Corporation to heighten the attention given to these credits.
Allowance for Loan Losses
The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Corporation’s allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Corporation’s process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, classified and criticized loans and net charge-offs or recoveries, among other factors. The provision for loan losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance for loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools. See Note 4 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report for further details regarding the Corporation’s methodology for estimating the appropriate level of the allowance for loan losses.
The table below provides, as of the dates indicated, an allocation of the allowance for loan losses by loan type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	June 30, 2014	December 31, 2013
Commercial and industrial	$55,672	$52,790
Commercial real estate	22,046	22,590
Consumer real estate	4,659	5,230
Consumer and other	6,427	5,010
Unallocated	9,482	6,818
Total	$98,286	$92,438

The reserve allocated to commercial and industrial loans at June 30, 2014 increased $2.9 million compared to December 31, 2013. The increase was primarily related to increases in the historical valuation allowance, the environmental risk adjustment, and reserves allocated for highly leveraged credit relationships partly offset by decreases in the distressed industries allocation and allocations for specific loans and an increase in the adjustment for recoveries. Historical valuation allowances increased $7.7 million from $29.4 million at December 31, 2013 to $37.1 million at June 30, 2014. The increase in historical valuation allowances was primarily due to increases in the historical loss allocation factors applied to certain categories of non-classified and classified commercial and industrial loans and an increase in the volume of non-classified commercial and industrial loans. The environmental risk adjustment increased $1.9 million from $5.5 million at December 31, 2013 to $7.4 million at June 30, 2014. Although the environmental risk adjustment factor decreased at June 30, 2014 compared to December 31, 2013, the dollar amount of the environmental risk adjustment increased as a result of the aforementioned increases in the base historical loss allocation factors to which the environment risk adjustment factor is applied. The reserve allocated for highly leveraged credit relationships increased $1.2 million from $4.5 million at December 31, 2013 to $5.8 million at June 30, 2014 primarily due to an increase in the volume of such credit relationships. The adjustment for recoveries increased $1.1 million from $3.6 million at December 31, 2013 to $4.7 million  at June 30, 2014 primarily due to the higher level of recoveries, on an annualized basis, experienced in the first six months of 2014 relative to annual recoveries for 2013.The distressed industries allocation related to commercial and industrial loans decreased $3.8 million from $7.8 million at December 31, 2013 to $4.0 million at June 30, 2014. The decrease was primarily related to improvements in the weighted-average risk grades of certain segments of the contractors industry to a level below that of the weighted-average risk grade for all pass-grade loans within the overall loan portfolio segment. As a result, additional distressed industry allocations were no longer necessary for these segments of the contractors industry. Allocations for specific loans decreased $3.5 million from $4.1 million at December 31, 2013 to $613 thousand at June 30, 2014. Classified commercial and industrial loans (loans having a risk grade of 11, 12 or 13) totaled $116.2 million at June 30, 2014 compared to $120.2 million at December 31, 2013.
The reserve allocated to commercial real estate loans decreased $544 thousand from $22.6 million at December 31, 2013 to $22.0 million at June 30, 2014. The decrease was primarily related to decreases in allocations for specific loans and the distressed industries allocation partly offset by an increase in historical valuation allowances and an increase in the reserve allocated for highly leveraged credit relationships. Allocations for specific loans decreased $2.0 million from $2.8 million at December 31, 2013 to $776 thousand at June 30, 2014. The distressed industries allocation related to commercial real estate loans decreased $367 thousand. As mentioned above, the decrease was primarily related to improvements in the weighted-average risk grades of certain segments of the contractors industry. Historical valuation allowances increased $1.2 million from $13.0 million at December 31, 2013 to $14.2 million at June 30, 2014 primarily due to an increase in the volume of pass grade commercial real estate loans. The reserve allocated for highly leveraged credit relationships increased $593 thousand from $619 thousand at December 31, 2013 to $1.2 million at June 30, 2014 primarily due to an increase in the volume of such credit relationships. Classified commercial real estate loans totaled $64.5 million at June 30, 2014 compared to $80.8 million at December 31, 2013.
The reserve allocated to consumer real estate loans at June 30, 2014 decreased $571 thousand compared to December 31, 2013 primarily due to a decrease in historical valuation allowances which decreased $563 thousand from $2.6 million at December 31, 2013 to $2.1 million at June 30, 2014. The decrease was primarily related to a decrease in the historical loss allocation factor applied to pass grade consumer real estate loans. A decrease in the adjustment for recoveries combined with an increase in the allocation for loans not reviewed by concurrence was mostly offset by a decrease in the environmental risk adjustment.
The reserve allocated to consumer and other loans at June 30, 2014 increased $1.4 million compared to December 31, 2013. The increase was primarily related to an increase in the historical valuation allowances due to an increase in the historical loss allocation factor applied to consumer and other loans and an increase in the volume of such loans combined with an increase in the environmental risk adjustment.
The unallocated portion of the allowance for loan losses represents general valuation allowances that are not allocated to specific loan portfolio segments. See Note 4 – Loans in the accompanying notes to consolidated financial statements for information regarding the components of the unallocated portion of the allowance. The unallocated portion of the allowance for loan losses at June 30, 2014 increased $2.7 million compared to December 31, 2013 due to increases in the allocation for general macroeconomic risk (up $1.6 million), the reserves for credit and collateral exceptions (up $764 thousand) and the reserves allocated for policy exceptions (up $337 thousand). The increase in the allocation for general macroeconomic risk is reflective of loan growth that is occurring in a positively trending but uncertain economic environment. The overall level of classified commercial and industrial and commercial real estate loans decreased approximately $20.3 million, or 10.1%, at June 30, 2014 compared to December 31, 2013 while the overall weighted-average risk grades of these portfolios was 6.26 at June 30, 2014 compared to 6.40 at December 31, 2013.

Activity in the allowance for loan losses is presented in the following table.

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Balance at beginning of period	$95,156	$93,589	$92,438	$104,453
Provision for loan losses	4,924	3,575	11,524	9,575
Charge-offs:
Commercial and industrial	(3,028)	(3,586)	(5,395)	(20,738)
Commercial real estate	(935)	(415)	(2,726)	(681)
Consumer real estate	(105)	(159)	(126)	(495)
Consumer and other	(2,269)	(2,374)	(4,756)	(4,551)
Total charge-offs	(6,337)	(6,534)	(13,003)	(26,465)
Recoveries:
Commercial and industrial	1,894	703	2,565	1,328
Commercial real estate	810	287	1,023	882
Consumer real estate	78	174	122	234
Consumer and other	1,761	1,606	3,617	3,393
Total recoveries	4,543	2,770	7,327	5,837
Net charge-offs	(1,794)	(3,764)	(5,676)	(20,628)
Balance at end of period	$98,286	$93,400	$98,286	$93,400

Ratio of allowance for loan losses to:
Total loans	0.92%	1.01%	0.92%	1.01%
Non-accrual loans	164.82	107.71	164.82	107.71
Ratio of annualized net charge-offs to average total loans	0.07	0.16	0.12	0.45
The provision for loan losses increased $1.3 million, or 37.7% during the three months ended June 30, 2014 and increased $1.9 million, or 20.36%, during the six months ended June 30, 2014 compared to the same periods in 2013. Net charge-offs as a percentage of average loans (on an annualized basis) totaled 0.12% during the first six months of 2014 decreasing 33 basis points compared to 0.45% during the first six months of 2013. During the first six months of 2013, the Corporation recognized a $15.0 million charge-off related to a single commercial and industrial loan relationship. The loan was not past due or previously considered to be a non-performing, impaired or potential problem loan; however, in April 2013, the borrower entered into bankruptcy proceedings. The level of the provision for loan losses during the first six months of 2013 was impacted by this charge-off.
The ratio of the allowance for loan losses to total loans was 0.92% at June 30, 2014 compared to 0.97% at December 31, 2013. The acquisition of WNB during the second quarter of 2014 did not significantly impact management's determination of the allowance for loan losses at June 30, 2014. Management believes the recorded amount of the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, the Corporation’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.
Capital and Liquidity
Capital. Shareholders’ equity totaled $2.8 billion and $2.5 billion at June 30, 2014 and December 31, 2013. In addition to net income of $127.7 million, other sources of capital during the six months ended June 30, 2014 included $149.0 million in common stock issued in connection with the acquisition of WNB, $20.1 million in proceeds from stock option exercises and related tax benefits of $1.7 million, other comprehensive income, net of tax, of $20.0 million and $4.7 million related to stock-based compensation. Uses of capital during the six months ended June 30, 2014 included $66.7 million of dividends paid on preferred and common stock.
The accumulated other comprehensive income/loss component of shareholders’ equity totaled a net, after-tax, unrealized gain of $160.5 million at June 30, 2014 compared to a net, after-tax, unrealized gain of $140.4 million at December 31, 2013. The increase was primarily due to a $43.3 million net after-tax increase in the net unrealized gain on securities available for sale and a $873 thousand net after-tax decrease in the net actuarial loss of the Corporation’s defined benefit post-retirement benefit plans partly offset by a $12.1 million net after-tax decrease in the accumulated net gain on effective cash flow hedges and a $11.9 million net after-tax decrease in the net unrealized gain on securities transferred to held to maturity.

Under current regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to securities available for sale, effective cash flow hedges and defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. See Note 8 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.
On February 15, 2013, the Corporation issued and sold 6,000,000 shares, or $150 million in aggregate liquidation preference, of its 5.375% Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 and liquidation preference $25 per share (“Series A Preferred Stock”). The net proceeds from the offering were used to fund an accelerated share repurchase. See Note 8 – Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.
The Corporation paid quarterly dividends of $0.50 and $0.51 per common share during the first and second quarters of 2014 and quarterly dividends of $0.48 and $0.50 per common share during the first and second quarters of 2013. This equates to a common stock dividend payout ratio of 51.5% and 49.9% during the first and second quarters of 2014 and 52.1% and 53.0 during the first and second quarters of 2013. Under the terms of the junior subordinated deferrable interest debentures that Cullen/Frost has issued to Cullen/Frost Capital Trust II and WNB Capital Trust I, Cullen/Frost has the right at any time during the term of the debentures to defer the payment of interest at any time or from time to time for an extension period not exceeding 20 consecutive quarterly periods with respect to each extension period. The ability of the Corporation to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of its capital stock is subject to certain restrictions during any such extension period.
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
From time to time, the Corporation’s board of directors has authorized stock repurchase plans. Stock repurchase plans allow the Corporation to proactively manage its capital position and return excess capital to shareholders. Shares purchased under such plans also provide the Corporation with shares of common stock necessary to satisfy obligations related to stock compensation awards. The aforementioned accelerated share repurchase was part of a stock repurchase program that was authorized by the Corporation’s board of directors in December 2012 to buy up to $150.0 million of the Corporation’s common stock. During 2013, the Corporation repurchased 2,236,748 shares (1,905,077 shares in the first quarter and 331,671 during the third quarter) under the stock repurchase plan. No shares were repurchased under stock repurchase plans during the first six months of 2014. See Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds, included elsewhere in this report, for details of stock repurchases during the quarter.
Basel III Capital Rules. In July 2013, Cullen/Frost's and Frost Bank’s primary federal regulator, the Federal Reserve, published the Basel III Capital Rules establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including Cullen/Frost and Frost Bank, compared to the current U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach, which was derived from Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel III Capital Rules are effective for Cullen/Frost and Frost Bank on January 1, 2015 (subject to a phase-in period). Management believes that, as of June 30, 2014, Cullen/Frost and Frost Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective. See the section captioned “Supervision and Regulation” in Item 1. Business of the Corporation’s 2013 Form 10-K for more information on the Basel III Capital Rules.
Liquidity. Liquidity measures the ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate market opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds. The objective of the Corporation’s liquidity management is to manage cash flow and liquidity reserves so that they are adequate to fund the Corporation’s operations and to meet obligations and other commitments on a timely basis and at a reasonable cost. The Corporation seeks to achieve this objective and ensure that funding needs are met by maintaining an appropriate level of liquid funds through asset/

liability management, which includes managing the mix and time to maturity of financial assets and financial liabilities on the Corporation’s balance sheet. The Company’s liquidity position is enhanced by its ability to raise additional funds as needed in the wholesale markets.
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
The liquidity position of the Corporation is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in the Corporation’s asset/liability management process. The Corporation regularly models liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into the Corporation’s contingency funding plan, which provides the basis for the identification of the Corporation’s liquidity needs. As of June 30, 2014, management is not aware of any events that are reasonably likely to have a material adverse effect on the Corporation’s liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity, including the Basel III liquidity framework, which, if implemented, would have a material adverse effect on the Corporation.
Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 8 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At June 30, 2014, Cullen/Frost had liquid assets, including cash and resell agreements, totaling $289.6 million.
Accounting Standards Updates
See Note 18 - Accounting Standards Updates in the accompanying notes to consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on the Corporation’s financial statements.

Consolidated Average Balance Sheets and Interest Income Analysis - Quarter To Date
(Dollars in thousands - taxable-equivalent basis)

	June 30, 2014			June 30, 2013
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$4,183,819	$2,681	0.26%	$2,309,653	$1,498	0.26%
Federal funds sold and resell agreements	21,153	23	0.43	24,302	29	0.48
Securities:
Taxable	3,972,037	22,114	2.28	5,619,568	25,485	1.86
Tax-exempt	4,762,916	65,729	5.59	3,307,588	48,001	5.86
Total securities	8,734,953	87,843	4.09	8,927,156	73,486	3.36
Loans, net of unearned discounts	10,080,362	111,805	4.45	9,207,289	104,790	4.56
Total Earning Assets and Average Rate Earned	23,020,287	202,352	3.54	20,468,400	179,803	3.55
Cash and due from banks	531,691			552,237
Allowance for loan losses	(96,054)			(93,847)
Premises and equipment, net	339,440			306,625
Accrued interest and other assets	1,033,544			998,754
Total Assets	$24,828,908			$22,232,169

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$8,017,924			$6,795,334
Correspondent banks	351,838			304,613
Public funds	365,776			352,387
Total non-interest-bearing demand deposits	8,735,538			7,452,334
Interest-bearing deposits:
Private accounts
Savings and interest checking	4,107,532	227	0.02	3,529,731	375	0.04
Money market deposit accounts	7,022,660	1,789	0.10	6,394,561	2,709	0.17
Time accounts	959,639	501	0.21	981,273	642	0.26
Public funds	391,242	50	0.05	413,095	156	0.15
Total interest-bearing deposits	12,481,073	2,567	0.08	11,318,660	3,882	0.14
Total deposits	21,216,611			18,770,994
Federal funds purchased and repurchase agreements	529,664	34	0.03	514,221	29	0.02
Junior subordinated deferrable interest debentures	128,278	601	1.87	123,712	1,690	5.46
Subordinated notes payable and other notes	100,000	224	0.90	100,000	236	0.94
Federal Home Loan Bank advances	—	—	—	—	—	—
Total Interest-Bearing Funds and Average Rate Paid	13,239,015	3,426	0.10	12,056,593	5,837	0.19
Accrued interest and other liabilities	206,668			278,292
Total Liabilities	22,181,221			19,787,219
Shareholders’ Equity	2,647,687			2,444,950
Total Liabilities and Shareholders’ Equity	$24,828,908			$22,232,169
Net interest income		$198,926			$173,966
Net interest spread			3.44%			3.36%
Net interest income to total average earning assets			3.48%			3.43%
For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis - Year To Date
(Dollars in thousands - taxable-equivalent basis)

	June 30, 2014			June 30, 2013
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$4,002,662	$5,085	0.26%	$2,255,128	$2,851	0.25%
Federal funds sold and resell agreements	20,307	43	0.43	20,341	51	0.51
Securities:
Taxable	4,171,337	43,517	2.13	5,727,489	52,862	1.90
Tax-exempt	4,607,513	127,254	5.58	3,280,537	94,485	5.82
Total securities	8,778,850	170,771	3.95	9,008,026	147,347	3.34
Loans, net of unearned discounts	9,830,339	217,618	4.46	9,158,225	208,304	4.59
Total Earning Assets and Average Rate Earned	22,632,158	393,517	3.51	20,441,720	358,553	3.56
Cash and due from banks	549,105			565,899
Allowance for loan losses	(95,234)			(99,472)
Premises and equipment, net	328,512			311,955
Accrued interest and other assets	1,004,846			1,002,519
Total Assets	$24,419,387			$22,222,621

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$7,704,819			$6,759,181
Correspondent banks	353,849			319,940
Public funds	387,296			362,615
Total non-interest-bearing demand deposits	8,445,964			7,441,736
Interest-bearing deposits:
Private accounts
Savings and interest checking	4,030,991	447	0.02	3,533,484	753	0.04
Money market deposit accounts	6,991,786	3,593	0.10	6,347,703	5,442	0.17
Time accounts	951,336	968	0.21	988,181	1,381	0.28
Public funds	445,717	120	0.05	436,104	314	0.15
Total interest-bearing deposits	12,419,830	5,128	0.08	11,305,472	7,890	0.14
Total deposits	20,865,794			18,747,208
Federal funds purchased and repurchase agreements	516,768	61	0.02	523,416	59	0.02
Junior subordinated deferrable interest debentures	126,008	1,162	1.84	123,712	3,363	5.44
Subordinated notes payable and other notes	100,000	446	0.89	100,000	474	0.95
Federal Home Loan Bank advances	—	—	—	2	—	6.00
Total Interest-Bearing Funds and Average Rate Paid	13,162,606	6,797	0.10	12,052,602	11,786	0.20
Accrued interest and other liabilities	210,456			290,341
Total Liabilities	21,819,026			19,784,679
Shareholders’ Equity	2,600,361			2,437,942
Total Liabilities and Shareholders’ Equity	$24,419,387			$22,222,621
Net interest income		$386,720			$346,767
Net interest spread			3.41%			3.36%
Net interest income to total average earning assets			3.45%			3.44%
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
For modeling purposes, as of June 30, 2014, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 0.4% and 1.3%, respectively, relative to the flat-rate case over the next 12 months, while a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 3.2% relative to the flat-rate case over the next 12 months. The June 30, 2014 model simulations were impacted by the assumption, for modeling purposes, that the Corporation will begin to pay interest on demand deposits (those not already receiving an earnings credit rate) in the third quarter of 2014, as further discussed below. As of June 30, 2013, the model simulations projected that a 100 basis point increase in interest rates would result in a negative variance in net interest income of 0.4% and a 200 basis point increase in interest rates would result in a positive variance in net interest income of 0.4%, relative to the flat case over the next 12 months, while a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 2.5% relative to the flat case over the next 12 months. The June 30, 2013 model simulations were impacted by the assumption, for modeling purposes, that the Corporation will begin to pay interest on demand deposits in the third quarter of 2013. The likelihood of a decrease in interest rates beyond 25 basis points as of June 30, 2014 and 2013 was considered to be remote given prevailing interest rate levels.
The model simulations as of June 30, 2014 indicate that the Corporation's balance sheet has become more asset sensitive in comparison to June 30, 2013. The increased asset sensitivity is primarily due to a decrease in the relative proportion of interest earning assets invested in fixed rate securities and an increase in the relative proportion of interest earning assets invested in variable rate interest-bearing deposits, which generally reprice as market interest rates change. The growth in the Corporation's balance sheet was partly funded by significant deposit growth during 2013 and during the first six months of 2014. Additionally, during the second quarter of 2014, the Corporation acquired WNB Bancshares, Inc. (See Note 2 - Mergers and Acquisitions included in the notes to consolidated financial statements elsewhere in this report). In connection with the acquisition, the Corporation acquired cash and cash equivalents totaling $879.7 million and loans totaling $673.0 million, which impacted average cash and cash equivalents and average loans by approximately $151 million and $115 million, respectively, during the six months ended June 30, 2014. The Corporation also acquired deposits totaling $1.6 billion, which impacted average deposits by approximately $278 million during the six months ended June 30, 2014. The acquisition of WNB did not significantly impact the Corporation's sensitivity to interest rate changes relative to it's exposure prior to the acquisition.
As mentioned above, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) repealed the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. Although the ultimate impact of this legislation on the Corporation has not yet been determined, the Corporation may begin to incur interest costs associated with demand deposits in the future as market conditions warrant. If this were to occur, the Corporation’s balance sheet would likely become less asset sensitive and possibly liability sensitive. Because the interest rate that will ultimately be paid on these demand deposits depends upon a variety of factors, some of which are beyond the Corporation’s control, the Corporation assumed an aggressive pricing structure for the purposes of the model simulations discussed above with interest payments beginning in the third quarter of 2014. Should the actual interest rate paid on demand deposits be less than the rate assumed in the model simulations, or should the interest rate paid for demand deposits become an administered rate with less direct correlation to movements in general market interest rates, the Corporation’s balance sheet could be more asset sensitive than the model simulations might otherwise indicate.
As of June 30, 2014, the effects of a 200 basis point increase and a 25 basis point decrease in interest rates on the Corporation’s derivative holdings would not result in a significant variance in the Corporation’s net interest income.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases made by or on behalf of the Corporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation’s common stock during the three months ended June 30, 2014. Dollar amounts in thousands.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plan at the End of the Period
April 1, 2014 to April 30, 2014	—	$—	—	$—
May 1, 2014 to May 31, 2014	—	—	—	—
June 1, 2014 to June 30, 2014	—	—	—	—
Total	—	$—	—	—

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

Cullen/Frost Bankers, Inc.
(Registrant)

Date:	July 30, 2014	By:	/s/ Phillip D. Green
Phillip D. Green
Group Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer, Principal Financial
Officer and Principal Accounting Officer)