Form 10-Q
period 2014-09-30
CULLEN/FROST BANKERS, INC.
filed 2014-10-29
CIK 39263

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2014
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of October 23, 2014 there were 63,058,493 shares of the registrant’s Common Stock, $.01 par value, outstanding.

Cullen/Frost Bankers, Inc.
Quarterly Report on Form 10-Q
September 30, 2014

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Cullen/Frost Bankers, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	September 30, 2014	December 31, 2013
Assets:
Cash and due from banks	$714,851	$885,121
Interest-bearing deposits	4,577,004	3,646,756
Federal funds sold and resell agreements	8,598	24,248
Total cash and cash equivalents	5,300,453	4,556,125
Securities held to maturity, at amortized cost	2,942,012	3,139,748
Securities available for sale, at estimated fair value	6,911,652	5,895,436
Trading account securities	16,552	16,398
Loans, net of unearned discounts	10,746,784	9,515,700
Less: Allowance for loan losses	(98,312)	(92,438)
Net loans	10,648,472	9,423,262
Premises and equipment, net	397,429	313,331
Goodwill	653,849	536,649
Other intangible assets, net	13,121	6,345
Cash surrender value of life insurance policies	171,142	141,108
Accrued interest receivable and other assets	315,951	284,537
Total assets	$27,370,633	$24,312,939

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$10,162,415	$8,311,149
Interest-bearing deposits	13,328,188	12,377,637
Total deposits	23,490,603	20,688,786
Federal funds purchased and repurchase agreements	580,965	668,253
Junior subordinated deferrable interest debentures	137,115	123,712
Other long-term borrowings	100,000	100,000
Accrued interest payable and other liabilities	244,098	218,027
Total liabilities	24,552,781	21,798,778

Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; 6,000,000 Series A shares ($25 liquidation preference) issued at September 30, 2014 and December 31, 2013	144,486	144,486
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 63,632,464 shares issued at September 30, 2014 and 61,632,464 shares issued at December 31, 2013	637	617
Additional paid-in capital	883,121	724,197
Retained earnings	1,672,527	1,575,282
Accumulated other comprehensive income, net of tax	155,276	140,434
Treasury stock, at cost; 574,346 shares at September 30, 2014 and 1,066,021 shares at December 31, 2013	(38,195)	(70,855)
Total shareholders’ equity	2,817,852	2,514,161
Total liabilities and shareholders’ equity	$27,370,633	$24,312,939
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income:
Loans, including fees	$116,415	$104,349	$330,998	$309,721
Securities:
Taxable	22,855	23,007	66,372	75,869
Tax-exempt	39,635	31,402	113,168	88,046
Interest-bearing deposits	2,960	2,077	8,045	4,928
Federal funds sold and resell agreements	20	16	63	67
Total interest income	181,885	160,851	518,646	478,631
Interest expense:
Deposits	2,991	3,522	8,119	11,412
Federal funds purchased and repurchase agreements	35	30	96	89
Junior subordinated deferrable interest debentures	659	1,710	1,821	5,073
Other long-term borrowings	222	236	668	710
Total interest expense	3,907	5,498	10,704	17,284
Net interest income	177,978	155,353	507,942	461,347
Provision for loan losses	390	5,108	11,914	14,683
Net interest income after provision for loan losses	177,588	150,245	496,028	446,664
Non-interest income:
Trust and investment management fees	26,807	22,692	78,966	67,138
Service charges on deposit accounts	20,819	20,742	61,255	60,830
Insurance commissions and fees	11,348	10,371	34,297	32,707
Interchange and debit card transaction fees	4,719	4,376	13,589	12,655
Other charges, commissions and fees	9,804	9,266	26,561	25,599
Net gain (loss) on securities transactions	33	(14)	35	(3)
Other	7,332	6,558	22,799	25,354
Total non-interest income	80,862	73,991	237,502	224,280
Non-interest expense:
Salaries and wages	73,756	68,524	214,446	201,491
Employee benefits	14,639	14,989	46,833	47,609
Net occupancy	14,049	13,094	40,735	37,718
Furniture and equipment	16,078	14,629	46,238	43,800
Deposit insurance	3,421	2,921	9,683	8,645
Intangible amortization	1,029	780	2,524	2,388
Other	40,856	36,886	125,280	115,744
Total non-interest expense	163,828	151,823	485,739	457,395
Income before income taxes	94,622	72,413	247,791	213,549
Income taxes	17,007	11,969	42,518	38,254
Net income	77,615	60,444	205,273	175,295
Preferred stock dividends	2,016	2,015	6,047	4,703
Net income available to common shareholders	$75,599	$58,429	$199,226	$170,592

Earnings per common share:
Basic	$1.20	$0.96	$3.20	$2.82
Diluted	1.19	0.96	3.18	2.81
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$77,615	$60,444	$205,273	$175,295
Other comprehensive income (loss), before tax:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	9,464	(551)	76,007	(95,920)
Change in net unrealized gain on securities transferred to held to maturity	(8,746)	(8,054)	(27,119)	(26,258)
Reclassification adjustment for net (gains) losses included in net income	(33)	14	(35)	3
Total securities available for sale and transferred securities	685	(8,591)	48,853	(122,175)
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	672	1,640	2,015	4,919
Derivatives:
Change in the accumulated gain/loss on effective cash flow hedge derivatives	—	(15)	—	(48)
Reclassification adjustments for (gains) losses included in net income:
Interest rate swaps on variable-rate loans	(9,345)	(9,345)	(28,035)	(28,035)
Interest rate swap on junior subordinated deferrable interest debentures	—	1,120	—	3,308
Total derivatives	(9,345)	(8,240)	(28,035)	(24,775)
Other comprehensive income (loss), before tax	(7,988)	(15,191)	22,833	(142,031)
Deferred tax expense (benefit) related to other comprehensive income	(2,796)	(5,316)	7,991	(49,710)
Other comprehensive income (loss), net of tax	(5,192)	(9,875)	14,842	(92,321)
Comprehensive income	$72,423	$50,569	$220,115	$82,974
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

	Nine Months Ended September 30,
	2014	2013
Total shareholders’ equity at beginning of period	$2,514,161	$2,417,482
Net income	205,273	175,295
Other comprehensive income (loss)	14,842	(92,321)
Stock option exercises (491,675 shares in 2014 and 1,249,874 shares in 2013)	25,573	65,026
Stock compensation expense recognized in earnings	6,938	7,310
Tax benefits (deficiencies) related to stock compensation	2,286	1,854
Common stock issued in acquisition of WNB Bancshares (2,000,000 shares)	149,720	—
Issuance of preferred stock (6,000,000 shares in 2013)	—	144,486
Purchase of treasury stock (2,236,748 shares in 2013)	—	(144,000)
Cash dividends – preferred stock (approximately $1.01 per share in 2014 and $0.78 per share in 2013)	(6,047)	(4,703)
Cash dividends – common stock ($1.52 per share in 2014 and $1.48 per share in 2013)	(94,894)	(89,261)
Total shareholders’ equity at end of period	$2,817,852	$2,481,168
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Nine Months Ended September 30,
	2014	2013
Operating Activities:
Net income	$205,273	$175,295
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	11,914	14,683
Deferred tax expense (benefit)	(7,324)	271
Accretion of loan discounts	(10,561)	(9,423)
Securities premium amortization (discount accretion), net	43,965	30,054
Net (gain) loss on securities transactions	(35)	3
Depreciation and amortization	29,593	28,835
Net (gain) loss on sale/write-down of assets/foreclosed assets	863	2,958
Stock-based compensation	6,938	7,310
Net tax benefit (deficiency) from stock-based compensation	24	(396)
Excess tax benefits from stock-based compensation	(2,262)	(2,250)
Earnings on life insurance policies	(2,311)	(2,399)
Net change in:
Trading account securities	710	14,785
Accrued interest receivable and other assets	(43,688)	11,556
Accrued interest payable and other liabilities	(58,261)	(170,982)
Net cash from operating activities	174,838	100,300

Investing Activities:
Securities held to maturity:
Purchases	—	(257,571)
Maturities, calls and principal repayments	152,459	13,561
Securities available for sale:
Purchases	(8,799,362)	(9,128,340)
Sales	3,651,982	8,497,061
Maturities, calls and principal repayments	4,396,491	1,192,979
Net change in loans	(557,817)	(102,195)
Net cash (paid) received in acquisitions	830,656	—
Proceeds from sales of premises and equipment	35	16,312
Purchases of premises and equipment	(80,557)	(24,783)
Proceeds from sales of repossessed properties	8,412	6,363
Net cash from investing activities	(397,701)	213,387

Financing Activities:
Net change in deposits	1,177,774	481,528
Net change in short-term borrowings	(137,477)	26,076
Principal payments on long-term borrowings	—	(7)
Proceeds from stock option exercises	25,573	65,026
Excess tax benefits from stock-based compensation	2,262	2,250
Proceeds from issuance of preferred stock	—	144,486
Purchase of treasury stock	—	(144,000)
Cash dividends paid on preferred stock	(6,047)	(4,703)
Cash dividends paid on common stock	(94,894)	(89,261)
Net cash from financing activities	967,191	481,395

Net change in cash and cash equivalents	744,328	795,082
Cash and equivalents at beginning of period	4,556,125	3,524,979
Cash and equivalents at end of period	$5,300,453	$4,320,061

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
Cash Flow Reporting. Additional cash flow information was as follows:

	Nine Months Ended September 30,
	2014	2013
Cash paid for interest	$10,519	$17,681
Cash paid for income taxes	45,186	42,944
Significant non-cash transactions:
Securities purchased not yet settled	61,974	36,301
Loans foreclosed and transferred to other real estate owned and foreclosed assets	1,993	3,251
Premises and equipment transferred to other real estate owned and foreclosed assets	1,799	—
Loans to facilitate the sale of other real estate owned	102	228
Deferred gain on sale of building and parking garage	—	922

Note 2 - Mergers and Acquisitions
On May 30, 2014, the Corporation acquired WNB Bancshares, Inc. ("WNB"), including its subsidiary Western National Bank ("Western"), a privately-held bank holding company and bank located in the Permian Basin region of Texas. The Corporation purchased all of the outstanding shares of WNB for approximately $198.8 million. The total purchase price included $149.7 million of the Corporation’s common stock (2 million shares) and $49.1 million in cash. Western was integrated into Frost Bank as of the close of business on June 20, 2014.
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

Cash and cash equivalents	$879,735
Securities available for sale	154,227
Loans	670,637
Premises and equipment	22,912
Core deposit intangible asset	9,300
Goodwill	117,200
Other assets	33,621
Deposits	(1,624,043)
Other borrowings	(63,592)
Other liabilities	(1,199)
$198,798
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
Expenditures related to the acquisition of WNB totaled $1.1 million and $7.1 million during the three and nine months ended September 30, 2014, respectively, and are reported as a component of other non-interest expense in the accompanying consolidated income statements. During the third and fourth quarters of 2013, expenditures related to the acquisition of WNB totaled $1.4 million.

Note 3 - Securities
A summary of the amortized cost and estimated fair value of securities, excluding trading securities, is presented below.

	September 30, 2014				December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity
U.S. Treasury	$248,902	$15,844	$—	$264,746	$248,592	$20,139	$—	$268,731
Residential mortgage-backed securities	8,445	67	20	8,492	9,674	89	143	9,620
States and political subdivisions	2,683,315	28,822	15,940	2,696,197	2,880,482	7,691	137,861	2,750,312
Other	1,350	—	—	1,350	1,000	—	—	1,000
Total	$2,942,012	$44,733	$15,960	$2,970,785	$3,139,748	$27,919	$138,004	$3,029,663
Available for Sale
U.S. Treasury	$2,892,208	$16,937	$889	$2,908,256	$2,522,159	$18,395	$—	$2,540,554
U.S. Government agencies/corporations	—	—	—	—	54,024	—	44	53,980
Residential mortgage-backed securities	1,415,433	68,839	661	1,483,611	1,710,664	66,791	1,439	1,776,016
States and political subdivisions	2,388,740	88,047	—	2,476,787	1,476,316	20,090	7,492	1,488,914
Other	42,998	—	—	42,998	35,972	—	—	35,972
Total	$6,739,379	$173,823	$1,550	$6,911,652	$5,799,135	$105,276	$8,975	$5,895,436
All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. At September 30, 2014, approximately 97.0% of the securities in the Corporation’s municipal bond portfolio were issued by political subdivisions or agencies within the State of Texas, of which approximately 62.3% are either guaranteed by the Texas Permanent School Fund, which has a “triple A” insurer financial strength rating, or secured by U.S. Treasury securities via defeasance of the debt by the issuers. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the above table. The carrying value of securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $2.7 billion at September 30, 2014 and $3.0 billion and December 31, 2013.
During the fourth quarter of 2012, the Corporation reclassified certain securities from available for sale to held to maturity. The securities had an aggregate fair value of $2.3 billion with an aggregate net unrealized gain of $165.7 million ($107.7 million, net of tax) on the date of the transfer. The net unamortized, unrealized gain on the transferred securities included in accumulated other comprehensive income in the accompanying balance sheet as of September 30, 2014 totaled $102.2 million ($66.4 million, net of tax). This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities.
As of September 30, 2014, securities, with unrealized losses segregated by length of impairment, were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Held to Maturity
Residential mortgage-backed securities	$3,242	$20	$—	$—	$3,242	$20
States and political subdivisions	87,246	277	985,618	15,663	1,072,864	15,940
Total	$90,488	$297	$985,618	$15,663	$1,076,106	$15,960
Available for Sale
U.S. Treasury	$247,480	$889	$—	$—	$247,480	$889
Residential mortgage-backed securities	7,423	54	17,105	607	24,528	661
Total	$254,903	$943	$17,105	$607	$272,008	$1,550

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
Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time the Corporation will receive full value for the securities. Furthermore, as of September 30, 2014, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Corporation will not have to sell any such securities before a recovery of cost. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2014, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Corporation’s consolidated income statement.
The amortized cost and estimated fair value of securities, excluding trading securities, at September 30, 2014 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities and equity securities are shown separately since they are not due at a single maturity date.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$124,693	$127,767	$787,678	$791,624
Due after one year through five years	498,817	530,551	1,792,593	1,806,723
Due after five years through ten years	186,813	186,085	1,459,094	1,488,506
Due after ten years	2,123,244	2,117,890	1,241,583	1,298,190
Residential mortgage-backed securities	8,445	8,492	1,415,433	1,483,611
Equity securities	—	—	42,998	42,998
Total	$2,942,012	$2,970,785	$6,739,379	$6,911,652
Sales of securities available for sale were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Proceeds from sales	$3,649,954	$1,474	$3,651,982	$8,497,061
Gross realized gains	33	—	36	11
Gross realized losses	—	(14)	(1)	(14)
Tax (expense) benefit of securities gains/losses	(11)	5	(12)	1
Purchase premiums and discounts on securities are amortized or accreted to interest income over the expected lives of the securities using the interest method with a constant effective yield. Expectations related to prepayments are considered in the calculation of the constant effective yield necessary to apply the interest method for mortgage-backed securities and certain pools of municipal securities. Premium amortization and discount accretion for mortgage-backed securities and pools of municipal securities is adjusted for changes in prepayment estimates, as applicable. Premium amortization and discount accretion included in interest income on securities was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Premium amortization	(17,471)	(13,526)	(48,862)	(34,942)
Discount accretion	$1,865	$1,596	$4,897	$4,888
Net (premium amortization) discount accretion	$(15,606)	$(11,930)	$(43,965)	$(30,054)

Trading account securities, at estimated fair value, were as follows:

	September 30, 2014	December 31, 2013
U.S. Treasury	$15,689	$15,389
States and political subdivisions	863	1,009
Total	$16,552	$16,398
Net gains and losses on trading account securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net gain on sales transactions	$167	$108	$660	$684
Net mark-to-market gains (losses)	13	(29)	10	(409)
Net gain (loss) on trading account securities	$180	$79	$670	$275
Note 4 - Loans
Loans were as follows:

	September 30, 2014	Percentage of Total	December 31, 2013	Percentage of Total
Commercial and industrial:
Commercial	$5,188,609	48.3%	$4,587,499	48.2%
Leases	322,278	3.0	319,577	3.4
Total commercial and industrial	5,510,887	51.3	4,907,076	51.6
Commercial real estate:
Commercial mortgages	3,077,172	28.6	2,800,760	29.4
Construction	642,992	6.0	426,639	4.5
Land	300,314	2.8	239,937	2.5
Total commercial real estate	4,020,478	37.4	3,467,336	36.4
Consumer real estate:
Home equity loans	337,879	3.1	329,853	3.5
Home equity lines of credit	216,281	2.0	195,132	2.1
1-4 family residential mortgages	28,416	0.3	32,447	0.3
Construction	17,080	0.2	13,123	0.1
Other	247,412	2.3	237,649	2.5
Total consumer real estate	847,068	7.9	808,204	8.5
Total real estate	4,867,546	45.3	4,275,540	44.9
Consumer and other:
Consumer installment	384,931	3.6	350,827	3.7
Other	6,567	—	7,289	0.1
Total consumer and other	391,498	3.6	358,116	3.8
Unearned discounts	(23,147)	(0.2)	(25,032)	(0.3)
Total loans	$10,746,784	100.0%	$9,515,700	100.0%
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
Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Corporation’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Corporation’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Corporation avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Corporation also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At September 30, 2014, approximately 55% of the outstanding principal balance of the Corporation’s commercial real estate loans were secured by owner-occupied properties.
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
Concentrations of Credit. Most of the Corporation’s lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio, as well as other markets. The majority of the Corporation’s loan portfolio consists of commercial and industrial and commercial real estate loans. As of September 30, 2014, there were no concentrations of loans related to any single industry in excess of 10% of total loans other than energy loans, which totaled 14.9% of total loans.
Foreign Loans. The Corporation has U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at September 30, 2014 or December 31, 2013.
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
Non-accrual loans, segregated by class of loans, were as follows:

	September 30, 2014	December 31, 2013
Commercial and industrial:
Energy	$638	$590
Other commercial	33,331	26,143
Commercial real estate:
Buildings, land and other	20,390	27,035
Construction	289	—
Consumer real estate	1,973	2,207
Consumer and other	479	745
Total	$57,100	$56,720
As of September 30, 2014, non-accrual loans reported in the table above included $6.5 million related to loans that were restructured as “troubled debt restructurings” during 2014. Had non-accrual loans performed in accordance with their original contract terms, the Corporation would have recognized additional interest income, net of tax, of approximately $414 thousand and $1.1 million for the three and nine months ended September 30, 2014, compared to $568 thousand and $1.8 million for the same periods in 2013.
An age analysis of past due loans (including both accruing and non-accruing loans), segregated by class of loans, as of September 30, 2014 was as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and industrial:
Energy	$4,689	$—	$4,689	$1,595,777	$1,600,466	$—
Other commercial	27,801	14,772	42,573	3,867,848	3,910,421	10,740
Commercial real estate:
Buildings, land and other	19,129	16,855	35,984	3,341,502	3,377,486	7,216
Construction	7,111	—	7,111	635,881	642,992	1,503
Consumer real estate	3,777	1,727	5,504	841,564	847,068	828
Consumer and other	4,428	828	5,256	386,242	391,498	—
Unearned discounts	—	—	—	(23,147)	(23,147)	—
Total	$66,935	$34,182	$101,117	$10,645,667	$10,746,784	$20,287
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

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
September 30, 2014
Commercial and industrial:
Energy	$706	$637	$—	$637	$—
Other commercial	42,058	27,967	3,082	31,049	1,413
Commercial real estate:
Buildings, land and other	24,032	17,512	992	18,504	776
Construction	476	289	—	289	—
Consumer real estate	825	624	—	624	—
Consumer and other	—	—	—	—	—
Total	$68,097	$47,029	$4,074	$51,103	$2,189
December 31, 2013
Commercial and industrial:
Energy	$545	$531	$—	$531	$—
Other commercial	31,429	15,337	7,004	22,341	4,140
Commercial real estate:
Buildings, land and other	27,792	15,697	8,870	24,567	2,786
Construction	—	—	—	—	—
Consumer real estate	907	745	—	745	—
Consumer and other	334	278	—	278	—
Total	$61,007	$32,588	$15,874	$48,462	$6,926
The average recorded investment in impaired loans was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Commercial and industrial:
Energy	$581	$269	$555	$402
Other commercial	31,088	33,613	25,977	38,032
Commercial real estate:
Buildings, land and other	19,198	37,960	20,998	37,149
Construction	295	508	226	793
Consumer real estate	657	788	694	818
Consumer and other	126	338	199	365
Total	$51,945	$73,476	$48,649	$77,559

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
Troubled debt restructurings during the nine months ended September 30, 2014 and September 30, 2013 are set forth in the following table.

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Balance at Restructure	Balance at Period-End	Balance at Restructure	Balance at Period-End
Commercial and industrial:
Energy	$—	$—	$528	$537
Other commercial	3,752	3,516	5,862	5,067
Commercial real estate:
Buildings, land and other	3,122	3,008	7,443	7,000
	$6,874	$6,524	$13,833	$12,604
The modifications during the reported periods primarily related to extending amortization periods, converting the loans to interest only for a limited period of time, consolidating notes and/or reducing collateral or interest rates. The modifications did not significantly impact the Corporation’s determination of the allowance for loan losses. Approximately $2.9 million of commercial and industrial loans and $3.1 million of the commercial real estate loans restructured during the nine months ended September 30, 2014 were related to a single loan relationship that was previously restructured during the third quarter of 2013. As of September 30, 2014, there were no loans restructured during the last year that were in excess of 90 days past due. During the nine months ended September 30, 2014, the Corporation charged-off $627 thousand of commercial and industrial loans that were restructured during 2013. During the nine months ended September 30, 2014, the Corporation also foreclosed upon certain commercial real estate loans that were restructured during 2013. The Corporation recognized $500 thousand of other real estate owned and no charge-offs in connection with these foreclosures. The aforementioned charge-offs, foreclosures and past due loans did not significantly impact the Corporation’s determination of the allowance for loan losses.
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

	September 30, 2014		December 31, 2013
	Weighted Average Risk Grade	Loans	Weighted Average Risk Grade	Loans
Commercial and industrial:
Energy
Risk grades 1-8	5.29	$1,566,621	5.37	$1,106,348
Risk grade 9	9.00	24,212	9.00	7,726
Risk grade 10	10.00	3,161	10.00	245
Risk grade 11	11.00	5,835	11.00	500
Risk grade 12	12.00	637	12.00	590
Risk grade 13	13.00	—	13.00	—
Total energy	5.38	$1,600,466	5.40	$1,115,409
Other commercial
Risk grades 1-8	5.94	$3,697,503	5.95	$3,507,963
Risk grade 9	9.00	58,045	9.00	74,766
Risk grade 10	10.00	65,561	10.00	89,878
Risk grade 11	11.00	55,403	11.00	92,917
Risk grade 12	12.00	32,008	12.00	21,389
Risk grade 13	13.00	1,901	13.00	4,754
Total other commercial	6.18	$3,910,421	6.27	$3,791,667
Commercial real estate:
Buildings, land and other
Risk grades 1-8	6.51	$3,164,357	6.59	$2,844,665
Risk grade 9	9.00	80,878	9.00	65,770
Risk grade 10	10.00	70,312	10.00	49,881
Risk grade 11	11.00	41,549	11.00	53,208
Risk grade 12	12.00	19,614	12.00	24,387
Risk grade 13	13.00	776	13.00	2,786
Total commercial real estate	6.73	$3,377,486	6.83	$3,040,697
Construction
Risk grades 1-8	7.00	$631,616	7.05	$418,999
Risk grade 9	9.00	2,494	9.00	1,301
Risk grade 10	10.00	5,855	10.00	5,931
Risk grade 11	11.00	2,738	11.00	408
Risk grade 12	12.00	289	12.00	—
Risk grade 13	13.00	—	13.00	—
Total construction	7.05	$642,992	7.10	$426,639
The Corporation has established maximum loan to value standards to be applied during the origination process of commercial and consumer real estate loans. The Corporation does not subsequently monitor loan-to-value ratios (either individually or on a weighted-average basis) for loans that are subsequently considered to be of a pass grade (grades 9 or better) and/or current with respect to principal and interest payments. As stated above, when an individual commercial real estate loan has a calculated risk grade of 10 or higher, a special assets officer analyzes the loan to determine whether the loan is impaired. At that time, the Corporation reassesses the loan to value position in the loan. If the loan is determined to be collateral dependent, specific allocations of the allowance for loan losses are made for the amount of any collateral deficiency. If a collateral deficiency is ultimately deemed to be uncollectible, the amount is charged-off. These loans and related assessments of collateral position are monitored on an individual, case-by-case basis. The Corporation does not monitor loan-to-value ratios on a weighted-average basis for commercial real estate loans having a calculated risk grade of 10 or higher. Nonetheless, there were five commercial real estate loans having a calculated risk grade of 10 or higher in excess of $5 million as of September 30, 2014, which totaled $33.0 million and had a weighted-average loan-to-value ratio of approximately 59.8%. When an individual consumer real estate loan becomes past due by more than 10 days, the assigned relationship manager will begin collection efforts. The Corporation only reassesses the loan to value position in a consumer real estate loan if, during the course of the collections process, it is determined that the loan has become collateral dependent, and any collateral deficiency is recognized as a charge-off to the allowance for loan losses. Accordingly, the Corporation does not monitor loan-to-value ratios on a weighted-average basis for collateral dependent consumer real estate loans.
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
Net (charge-offs)/recoveries, segregated by class of loans, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Commercial and industrial:
Energy	$2	$—	$449	$(900)
Other commercial	738	(4,296)	(2,539)	(22,806)
Commercial real estate:
Buildings, land and other	53	110	(1,965)	81
Construction	31	16	346	246
Consumer real estate	(609)	(457)	(613)	(718)
Consumer and other	(579)	(734)	(1,718)	(1,892)
Total	$(364)	$(5,361)	$(6,040)	$(25,989)
In assessing the general economic conditions in the State of Texas, management monitors and tracks the Texas Leading Index (“TLI”), which is produced by the Federal Reserve Bank of Dallas. The TLI is a single summary statistic that is designed to signal the likelihood of the Texas economy’s transition from expansion to recession and vice versa. Management believes this index provides a reliable indication of the direction of overall credit quality. The TLI is a composite of the following eight leading indicators: (i) Texas Value of the Dollar, (ii) U.S. Leading Index, (iii) real oil prices (iv) well permits, (v) initial claims for unemployment insurance, (vi) Texas Stock Index, (vii) Help-Wanted Index and (viii) average weekly hours worked in manufacturing. The TLI totaled 132.4 at August 31, 2014 (most recent date available) and 129.1 at December 31, 2013. A higher TLI value implies more favorable economic conditions.
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
General valuation allowances also include amounts allocated for loans to borrowers in distressed industries. To determine the amount of the allocation for each loan portfolio segment, management calculates the weighted-average risk grade for all loans to borrowers in distressed industries by loan portfolio segment. A multiple is then applied to the amount by which the weighted-

average risk grade for loans to borrowers in distressed industries exceeds the weighted-average risk grade for all pass-grade loans within the loan portfolio segment to derive an allocation factor for loans to borrowers in distressed industries. The amount of the allocation for each loan portfolio segment is the product of this allocation factor and the outstanding balance of pass-grade loans within the identified distressed industries that have a risk grade of 6 or higher. Management identifies potential distressed industries by analyzing industry trends related to delinquencies, classifications and charge-offs. At September 30, 2014 and December 31, 2013, certain segments of contractors were considered to be a distressed industry based on elevated levels of delinquencies, classifications and charge-offs relative to other industries within the Corporation’s loan portfolio. Furthermore, the Corporation determined, through a review of borrower financial information that, as a whole, contractors have experienced, among other things, decreased revenues, reduced backlog of work, compressed margins and little, if any, net income.
General valuation allowances also include allocations for groups of loans with similar risk characteristics that exceed certain concentration limits established by management and/or the Corporation’s board of directors. Concentration risk limits have been established, among other things, for certain industry concentrations, large balance and highly leveraged credit relationships that exceed specified risk grades, and loans originated with policy, credit and/or collateral exceptions that exceed specified risk grades. Additionally, general valuation allowances are provided for loans that did not undergo a separate, independent concurrence review during the underwriting process (generally those loans under $1.0 million at origination). The Corporation’s allowance methodology for general valuation allowances also includes a reduction factor for recoveries of prior charge-offs to compensate for the fact that historical loss allocations are based upon gross charge-offs rather than net. The adjustment for recoveries is based on the lower of annualized, year-to-date gross recoveries or the total gross recoveries for the preceding four quarters, adjusted, when necessary, for expected future trends in recoveries. General valuation allowances are also allocated for general macroeconomic risk related to current economic trends and other quantitative and qualitative factors that could impact the Corporation's loan portfolio segments.
The following table presents details of the allowance for loan losses, segregated by loan portfolio segment.

	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Unallocated	Total
September 30, 2014
Historical valuation allowances	$32,092	$14,638	$2,003	$10,425	$—	$59,158
Specific valuation allowances	1,413	776	—	—	—	2,189
General valuation allowances:
Environmental risk adjustment	6,713	3,548	474	2,668	—	13,403
Distressed industries	3,784	2	—	—	—	3,786
Excessive industry concentrations	1,871	299	—	—	—	2,170
Large relationship concentrations	2,012	1,469	—	—	—	3,481
Highly-leveraged credit relationships	3,662	1,061	—	—	—	4,723
Policy exceptions	2,054	938	—	—	—	2,992
Credit and collateral exceptions	1,148	524	—	—	—	1,672
Loans not reviewed by concurrence	2,121	2,295	2,315	1,185	—	7,916
Adjustment for recoveries	(4,517)	(1,640)	(264)	(7,372)	—	(13,793)
General macroeconomic risk	6,283	2,870	579	883	—	10,615
Total	$58,636	$26,780	$5,107	$7,789	$—	$98,312
December 31, 2013
Historical valuation allowances	$29,357	$13,042	$2,644	$8,695	$—	$53,738
Specific valuation allowances	4,140	2,786	—	—	—	6,926
General valuation allowances:
Environmental risk adjustment	5,497	3,314	664	2,331	—	11,806
Distressed industries	7,812	384	—	—	—	8,196
Excessive industry concentrations	1,499	367	—	—	—	1,866
Large relationship concentrations	1,529	1,081	—	—	—	2,610
Highly-leveraged credit relationships	4,535	619	—	—	—	5,154
Policy exceptions	—	—	—	—	2,492	2,492
Credit and collateral exceptions	—	—	—	—	1,398	1,398
Loans not reviewed by concurrence	2,009	2,201	2,250	1,064	—	7,524
Adjustment for recoveries	(3,588)	(1,204)	(328)	(7,080)	—	(12,200)
General macroeconomic risk	—	—	—	—	2,928	2,928
Total	$52,790	$22,590	$5,230	$5,010	$6,818	$92,438

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
The following table details activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2014 and 2013. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Unallocated	Total
Three months ended:
September 30, 2014
Beginning balance	$55,672	$22,046	$4,659	$6,427	$9,482	$98,286
Provision for loan losses	2,224	4,650	1,057	1,941	(9,482)	390
Charge-offs	(3,631)	(393)	(714)	(2,523)	—	(7,261)
Recoveries	4,371	477	105	1,944	—	6,897
Net charge-offs	740	84	(609)	(579)	—	(364)
Ending balance	$58,636	$26,780	$5,107	$7,789	$—	$98,312

September 30, 2013
Beginning balance	$50,814	$23,573	$4,917	$4,130	$9,966	$93,400
Provision for loan losses	8,060	(1,983)	638	1,286	(2,893)	5,108
Charge-offs	(4,962)	(56)	(514)	(2,610)	—	(8,142)
Recoveries	666	182	57	1,876	—	2,781
Net charge-offs	(4,296)	126	(457)	(734)	—	(5,361)
Ending balance	$54,578	$21,716	$5,098	$4,682	$7,073	$93,147

Nine months ended:
September 30, 2014
Beginning balance	$52,790	$22,590	$5,230	$5,010	$6,818	$92,438
Provision for loan losses	7,936	5,809	490	4,497	(6,818)	11,914
Charge-offs	(9,026)	(3,119)	(840)	(7,279)	—	(20,264)
Recoveries	6,936	1,500	227	5,561	—	14,224
Net charge-offs	(2,090)	(1,619)	(613)	(1,718)	—	(6,040)
Ending balance	$58,636	$26,780	$5,107	$7,789	$—	$98,312

September 30, 2013
Beginning balance	$54,164	$29,346	$5,252	$3,507	$12,184	$104,453
Provision for loan losses	24,120	(7,957)	564	3,067	(5,111)	14,683
Charge-offs	(25,700)	(737)	(1,009)	(7,161)	—	(34,607)
Recoveries	1,994	1,064	291	5,269	—	8,618
Net charge-offs	(23,706)	327	(718)	(1,892)	—	(25,989)
Ending balance	$54,578	$21,716	$5,098	$4,682	$7,073	$93,147

The following table details the amount of the allowance for loan losses allocated to each portfolio segment as of September 30, 2014, December 31, 2013 and September 30, 2013, detailed on the basis of the impairment methodology used by the Corporation.

	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Unallocated	Total
September 30, 2014
Loans individually evaluated for impairment	$13,104	$1,867	$—	$—	$—	$14,971
Loans collectively evaluated for impairment	45,532	24,913	5,107	7,789	—	83,341
Balance at September 30, 2014	$58,636	$26,780	$5,107	$7,789	$—	$98,312
December 31, 2013
Loans individually evaluated for impairment	$16,682	$3,914	$—	$—	$—	$20,596
Loans collectively evaluated for impairment	36,108	18,676	5,230	5,010	6,818	71,842
Balance at December 31, 2013	$52,790	$22,590	$5,230	$5,010	$6,818	$92,438
September 30, 2013
Loans individually evaluated for impairment	$15,912	$3,511	$—	$—	$—	$19,423
Loans collectively evaluated for impairment	38,666	18,205	5,098	4,682	7,073	73,724
Balance at September 30, 2013	$54,578	$21,716	$5,098	$4,682	$7,073	$93,147
The Corporation’s recorded investment in loans as of September 30, 2014, December 31, 2013 and September 30, 2013 related to each balance in the allowance for loan losses by portfolio segment and detailed on the basis of the impairment methodology used by the Corporation was as follows:

	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Unearned Discounts	Total
September 30, 2014
Loans individually evaluated for impairment	$164,506	$141,133	$624	$—	$—	$306,263
Loans collectively evaluated for impairment	5,346,381	3,879,345	846,444	391,498	(23,147)	10,440,521
Ending balance	$5,510,887	$4,020,478	$847,068	$391,498	$(23,147)	$10,746,784
December 31, 2013
Loans individually evaluated for impairment	$210,273	$136,601	$745	$278	$—	$347,897
Loans collectively evaluated for impairment	4,696,803	3,330,735	807,459	357,838	(25,032)	9,167,803
Ending balance	$4,907,076	$3,467,336	$808,204	$358,116	$(25,032)	$9,515,700
September 30, 2013
Loans individually evaluated for impairment	$173,513	$147,302	$773	$311	$—	$321,899
Loans collectively evaluated for impairment	4,635,159	3,223,667	799,054	349,801	(23,126)	8,984,555
Ending balance	$4,808,672	$3,370,969	$799,827	$350,112	$(23,126)	$9,306,454

Note 5 - Goodwill and Other Intangible Assets
Goodwill and other intangible assets are presented in the table below. During 2014, the Corporation preliminarily recorded goodwill totaling $117.2 million and a core deposit intangible asset totaling $9.3 million in connection with the acquisition of WNB. See Note 2 - Mergers and Acquisitions.

	September 30, 2014	December 31, 2013
Goodwill	$653,849	$536,649
Other intangible assets:
Core deposits	$10,468	$3,005
Customer relationships	2,291	2,828
Non-compete agreements	362	512
	$13,121	$6,345
The estimated aggregate future amortization expense for intangible assets remaining as of September 30, 2014 is as follows:

Remainder of 2014	$997
2015	3,324
2016	2,412
2017	1,619
2018	1,346
Thereafter	3,423
$13,121
Note 6 - Deposits
Deposits were as follows:

	September 30, 2014	Percentage of Total	December 31, 2013	Percentage of Total
Non-interest-bearing demand deposits:
Commercial and individual	$9,321,120	39.7%	$7,445,656	36.0%
Correspondent banks	387,048	1.7	427,134	2.1
Public funds	454,247	1.9	438,359	2.1
Total non-interest-bearing demand deposits	10,162,415	43.3	8,311,149	40.2
Interest-bearing deposits:
Private accounts:
Savings and interest checking	4,313,781	18.4	4,020,313	19.4
Money market accounts	7,669,157	32.6	6,883,869	33.3
Time accounts of $100,000 or more	523,615	2.2	508,441	2.5
Time accounts under $100,000	458,874	2.0	438,800	2.1
Total private accounts	12,965,427	55.2	11,851,423	57.3
Public funds:
Savings and interest checking	251,303	1.1	305,976	1.5
Money market accounts	44,284	0.1	56,015	0.2
Time accounts of $100,000 or more	65,739	0.3	160,637	0.8
Time accounts under $100,000	1,435	—	3,586	—
Total public funds	362,761	1.5	526,214	2.5
Total interest-bearing deposits	13,328,188	56.7	12,377,637	59.8
Total deposits	$23,490,603	100.0%	$20,688,786	100.0%
The following table presents additional information about the Corporation’s deposits:

	September 30, 2014	December 31, 2013
Deposits from the Certificate of Deposit Account Registry Service (CDARS)	$31,150	$200
Deposits from the Promontory Interfinancial Network Insured Cash Sweep Service (acquired in the acquisition of WNB)	117,278	—
Deposits from foreign sources (primarily Mexico)	737,435	769,970

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
Financial instruments with off-balance-sheet risk were as follows:

	September 30, 2014	December 31, 2013
Commitments to extend credit	$7,698,297	$6,919,942
Standby letters of credit	228,265	186,857
Deferred standby letter of credit fees	1,532	1,450
Lease Commitments. The Corporation leases certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $7.0 million and $20.5 million during the three and nine months ended September 30, 2014 and $6.4 million and $18.4 million during the three and nine months ended September 30, 2013. There has been no significant change in the future minimum lease payments payable by the Corporation since December 31, 2013. See the 2013 Form 10-K for information regarding these commitments.
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
Cullen/Frost’s and Frost Bank’s Tier 1 capital consists of shareholders’ equity excluding unrealized gains and losses on securities available for sale, the accumulated gain or loss on effective cash flow hedging derivatives, the net actuarial gain/loss on the Corporation’s defined benefit post-retirement benefit plans, goodwill and other intangible assets. Tier 1 capital for Cullen/Frost also includes $144.5 million of 5.375% non-cumulative perpetual preferred stock and $133 million of trust preferred securities issued by its unconsolidated subsidiary trusts. Cullen/Frost’s and Frost Bank’s total capital is comprised of Tier 1 capital for each entity plus a permissible portion of the allowance for loan losses and outstanding subordinated debt. The Corporation’s aggregate $100 million of floating rate subordinated notes are not included in Tier 1 capital but the permissible portion (which decreases

20% per year during the final five years of the term of the notes) totaling $40 million at September 30, 2014 and $60 million at December 31, 2013, is included in total capital of Cullen/Frost.
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
Actual and required capital ratios for Cullen/Frost and Frost Bank were as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
September 30, 2014
Total Capital to Risk-Weighted Assets
Cullen/Frost	$2,272,967	14.81%	$1,228,072	8.00%	$1,535,090	10.00%
Frost Bank	2,023,592	13.21	1,225,704	8.00	1,532,130	10.00
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	2,134,655	13.91	614,036	4.00	921,054	6.00
Frost Bank	1,932,526	12.61	612,852	4.00	919,278	6.00
Leverage Ratio
Cullen/Frost	2,134,655	8.27	1,031,906	4.00	1,289,883	5.00
Frost Bank	1,932,526	7.50	1,030,358	4.00	1,287,947	5.00
December 31, 2013
Total Capital to Risk-Weighted Assets
Cullen/Frost	$2,110,774	15.52%	$1,088,349	8.00%	$1,360,437	10.00%
Frost Bank	1,780,313	13.12	1,085,447	8.00	1,356,809	10.00
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,958,336	14.39	544,175	4.00	816,262	6.00
Frost Bank	1,707,307	12.58	542,724	4.00	814,085	6.00
Leverage Ratio
Cullen/Frost	1,958,336	8.49	922,728	4.00	1,153,410	5.00
Frost Bank	1,707,307	7.42	920,107	4.00	1,150,134	5.00
Management believes that, as of September 30, 2014, Cullen/Frost and its bank subsidiary, Frost Bank, were “well capitalized” based on the ratios presented above. In July 2013, Cullen/Frost’s and Frost Bank’s primary federal regulator, the Federal Reserve, published final rules establishing a new comprehensive capital framework for U.S. banking organizations which will become effective on January 1, 2015 (subject to a phase-in period) (the "Basel III Capital Rules"). Management believes that, as of September 30, 2014, Cullen/Frost and Frost Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect. See the section captioned “Supervision and Regulation” in Item 1. Business of the Corporation’s 2013 Form 10-K for more information on the Basel III Capital Rules.
Cullen/Frost and Frost Bank are subject to the regulatory capital requirements administered by the Federal Reserve, and, for Frost Bank, the Federal Deposit Insurance Corporation (“FDIC”). Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on the Corporation’s financial statements. Management believes, as of September 30, 2014, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.
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
Dividend Restrictions. In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well capitalized” status, at September 30, 2014, Frost Bank could pay aggregate dividends of up to $321.8 million to Cullen/Frost without prior regulatory approval.
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
During 2007, the Corporation entered into three interest rate swap contracts on variable-rate loans with a total notional amount of $1.2 billion. The interest rate swap contracts were designated as hedging instruments in cash flow hedges with the objective of protecting the overall cash flows from the Corporation’s monthly interest receipts on a rolling portfolio of $1.2 billion of variable-rate loans outstanding throughout the 84-month period beginning in October 2007 and ending in October 2014 from the risk of variability of those cash flows such that the yield on the underlying loans would remain constant. As more fully discussed in the 2013 Form 10-K, the Corporation terminated portions of the hedges and settled portions of the interest rate swap contracts during November 2009 and terminated the remaining portions of the hedges and settled the remaining portions of the interest rate swap contracts during November 2010. The deferred accumulated gain applicable to the settled interest rate swap contracts included in accumulated other comprehensive income totaled $2.6 million and $30.6 million ($1.7 million and $19.9 million on an after-tax basis) at September 30, 2014 and December 31, 2013. The remaining deferred gain of $2.6 million ($1.7 million on an after-tax basis) at September 30, 2014 will be recognized in earnings in October 2014.
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

	September 30, 2014		December 31, 2013
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivatives designated as hedges of fair value:
Financial institution counterparties:
Loan/lease interest rate swaps – assets	$49,992	$870	$50,965	$1,386
Loan/lease interest rate swaps – liabilities	33,235	(3,307)	43,631	(4,191)
Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan/lease interest rate swaps – assets	199,592	3,678	195,234	9,573
Loan/lease interest rate swaps – liabilities	625,931	(33,669)	626,980	(32,469)
Loan/lease interest rate caps – assets	73,058	1,253	53,058	1,309
Customer counterparties:
Loan/lease interest rate swaps – assets	625,931	33,629	626,980	32,426
Loan/lease interest rate swaps – liabilities	199,592	(3,678)	195,234	(9,573)
Loan/lease interest rate caps – liabilities	73,058	(1,253)	53,058	(1,309)

The weighted-average rates paid and received for interest rate swaps outstanding at September 30, 2014 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Fair value hedge loan/lease interest rate swaps	2.55%	0.15%
Non-hedging interest rate swaps – financial institution counterparties	4.06%	1.69%
Non-hedging interest rate swaps – customer counterparties	1.69%	4.06%
The weighted-average strike rate for outstanding interest rate caps was 2.99% at September 30, 2014.
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

		September 30, 2014		December 31, 2013
	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Oil – assets	Barrels	664	$2,228	356	$1,004
Oil – liabilities	Barrels	402	(339)	1,574	(2,704)
Natural gas – assets	MMBTUs	14,410	3,893	14,240	2,903
Natural gas – liabilities	MMBTUs	16,740	(2,236)	22,510	(3,212)
Customer counterparties:
Oil – assets	Barrels	402	349	1,574	2,818
Oil – liabilities	Barrels	664	(2,174)	356	(991)
Natural gas – assets	MMBTUs	16,800	2,250	22,850	3,301
Natural gas – liabilities	MMBTUs	14,350	(3,800)	13,900	(2,805)
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

		September 30, 2014		December 31, 2013
	Notional Currency	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Forward contracts – assets	EUR	967	$7	1,175	$5
Forward contracts – assets	CAD	27,571	816	18,886	85
Forward contracts – assets	GBP	501	—	—	—
Forward contracts – liabilities	EUR	—	—	494	(4)
Forward contracts – liabilities	CAD	—	—	14,078	(23)
Customer counterparties:
Forward contracts – assets	CAD	—	—	14,055	45
Forward contracts – liabilities	CAD	27,528	(773)	18,859	(58)
Gains, Losses and Derivative Cash Flows. For fair value hedges, the changes in the fair value of both the derivative hedging instrument and the hedged item are included in other non-interest income or other non-interest expense. The extent that such changes in fair value do not offset represents hedge ineffectiveness. Net cash flows from interest rate swaps on commercial loans/

leases designated as hedging instruments in effective hedges of fair value are included in interest income on loans. For cash flow hedges, the effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument is included in other comprehensive income, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is included in other non-interest income or other non-interest expense. Net cash flows from interest rate swaps on variable-rate loans designated as hedging instruments in effective hedges of cash flows and the reclassification from other comprehensive income of deferred gains associated with the termination of those hedges are included in interest income on loans. Net cash flows from the interest rate swap on junior subordinated deferrable interest debentures designated as a hedging instrument in an effective hedge of cash flows were included in interest expense on junior subordinated deferrable interest debentures during 2013. For non-hedging derivative instruments, gains and losses due to changes in fair value and all cash flows are included in other non-interest income and other non-interest expense.
Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Commercial loan/lease interest rate swaps:
Amount of gain (loss) included in interest income on loans	$(493)	$(609)	$(1,548)	$(1,841)
Amount of (gain) loss included in other non-interest expense	12	11	12	17
Amounts included in the consolidated statements of income and in other comprehensive income for the period related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest rate swaps/caps/floors on variable-rate loans:
Amount reclassified from accumulated other comprehensive income to interest income on loans	$9,345	$9,345	$28,035	$28,035
Interest rate swaps on junior subordinated deferrable interest debentures:
Amount reclassified from accumulated other comprehensive income to interest expense on junior subordinated deferrable interest debentures	—	1,120	—	3,308
Amount of gain (loss) recognized in other comprehensive income	—	(15)	—	(48)
No ineffectiveness related to interest rate derivatives designated as hedges of cash flows was recognized in the consolidated statements of income during the reported periods. The accumulated net after-tax gain related to effective cash flow hedges included in accumulated other comprehensive income totaled $1.7 million at September 30, 2014 and $19.9 million at December 31, 2013. The Corporation expects that the entire net after-tax gain of $1.7 million related to effective cash flow hedges included in accumulated other comprehensive income at September 30, 2014 will be recognized in earnings in October 2014.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Non-hedging interest rate derivatives:
Other non-interest income	$414	$54	$1,279	$239
Other non-interest expense	(5)	(28)	(3)	(83)
Non-hedging commodity derivatives:
Other non-interest income	7	75	100	331
Non-hedging foreign currency derivatives:
Other non-interest income	43	30	118	103
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
The Corporation’s credit exposure relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with bank customers was approximately $33.7 million at September 30, 2014. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. The Corporation’s credit exposure, net of collateral pledged, relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with upstream financial institution counterparties was approximately $6.1 million at September 30, 2014. This amount was mostly related to excess collateral posted by the Corporation to counterparties. Collateral levels for upstream financial institution counterparties are monitored and adjusted as necessary. See Note 10 – Balance Sheet Offsetting for additional information regarding the Corporation’s credit exposure with upstream financial institution counterparties.
The aggregate fair value of securities posted as collateral by the Corporation related to derivative contracts totaled $32.4 million at September 30, 2014.

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
Information about financial instruments that are eligible for offset in the consolidated balance sheet as of September 30, 2014 is presented in the following tables.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
September 30, 2014
Financial assets:
Derivatives:
Loan/lease interest rate swaps and caps	$5,801	$—	$5,801
Commodity swaps and options	6,121	—	6,121
Foreign currency forward contracts	823	—	823
Total derivatives	12,745	—	12,745
Resell agreements	4,898	—	4,898
Total	$17,643	$—	$17,643
Financial liabilities:
Derivatives:
Loan/lease interest rate swaps	$36,976	$—	$36,976
Commodity swaps and options	2,575	—	2,575
Foreign currency forward contracts	—	—	—
Total derivatives	39,551	—	39,551
Repurchase agreements	576,040	—	576,040
Total	$615,591	$—	$615,591

		Gross Amounts Not Offset
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
September 30, 2014
Financial assets:
Derivatives:
Counterparty A	$1,493	$(1,493)	$—	$—
Counterparty B	5,140	(5,140)	—	—
Counterparty C	2,157	(2,157)	—	—
Other counterparties	3,955	(3,474)	(212)	269
Total derivatives	12,745	(12,264)	(212)	269
Resell agreements	4,898	—	(4,898)	—
Total	$17,643	$(12,264)	$(5,110)	$269
Financial liabilities:
Derivatives:
Counterparty A	$17,875	$(1,493)	$(15,943)	$439
Counterparty B	7,146	(5,140)	(2,006)	—
Counterparty C	7,440	(2,157)	(5,283)	—
Other counterparties	7,090	(3,474)	(3,302)	314
Total derivatives	39,551	(12,264)	(26,534)	753
Repurchase agreements	576,040	—	(576,040)	—
Total	$615,591	$(12,264)	$(602,574)	$753

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$77,615	$60,444	$205,273	$175,295
Less: Preferred stock dividends	2,016	2,015	6,047	4,703
Net income available to common shareholders	75,599	58,429	199,226	170,592
Less: Earnings allocated to participating securities	286	214	758	621
Net earnings allocated to common stock	$75,313	$58,215	$198,468	$169,971

Distributed earnings allocated to common stock	$32,113	$30,202	$94,534	$88,935
Undistributed earnings allocated to common stock	43,200	28,013	103,934	81,036
Net earnings allocated to common stock	$75,313	$58,215	$198,468	$169,971

Weighted-average shares outstanding for basic earnings per common share	62,939,149	60,339,509	61,738,831	60,313,274
Dilutive effect of stock compensation	933,479	866,616	913,774	724,039
Weighted-average shares outstanding for diluted earnings per common share	63,872,628	61,206,125	62,652,605	61,037,313
Note 12 - Stock-Based Compensation
A combined summary of activity in the Corporation’s active stock-based compensation plans is presented in the following table.

			Non-Vested Stock Awards/Stock Units Outstanding		Stock Options Outstanding
	Shares Available for Grant	Director Deferred Stock Units Outstanding	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price
Balance, January 1, 2014	2,862,603	33,224	199,740	$55.32	4,738,690	$54.35
Authorized	—	—	—	—	—	—
Granted	(100,643)	5,643	—	—	95,000	79.16
Stock options exercised	—	—	—	—	(491,675)	52.01
Stock awards vested	—	—	—	—	—	—
Forfeited	42,490	—	—	—	(42,490)	56.21
Canceled/expired	—	—	—	—	—	—
Balance, September 30, 2014	2,804,450	38,867	199,740	$55.32	4,299,525	$55.15
Shares issued in connection with stock compensation awards are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. Shares issued in connection with stock compensation awards along with other related information were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
New shares issued from available authorized shares	—	—	—	153,275
Issued from available treasury stock	106,900	587,650	491,675	1,096,599
Total	106,900	587,650	491,675	1,249,874

Proceeds from stock option exercises	$5,464	$30,837	$25,573	$65,026

Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options	$1,877	$1,981	$5,401	$5,947
Non-vested stock awards/stock units	365	344	1,097	1,033
Deferred stock units	—	—	440	330
Total	$2,242	$2,325	$6,938	$7,310
Unrecognized stock-based compensation expense at September 30, 2014 was as follows:

Stock options	$11,997
Non-vested stock awards/stock units	1,731
Total	$13,728
Note 13 - Defined Benefit Plans
The components of the combined net periodic expense (benefit) for the Corporation’s defined benefit pension plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected return on plan assets, net of expenses	$(3,129)	$(2,772)	$(9,386)	$(8,316)
Interest cost on projected benefit obligation	2,001	1,835	6,002	5,506
Net amortization and deferral	672	1,640	2,015	4,919
Net periodic expense (benefit)	$(456)	$703	$(1,369)	$2,109
The Corporation’s non-qualified defined benefit pension plan is not funded. No contributions to the qualified defined benefit pension plan were made during the nine months ended September 30, 2014. The Corporation does not expect to make any contributions to the qualified defined benefit plan during the remainder of 2014.
Note 14 - Income Taxes
Income tax expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Current income tax expense	$19,791	$9,959	$49,842	$37,983
Deferred income tax expense (benefit)	(2,784)	2,010	(7,324)	271
Income tax expense, as reported	$17,007	$11,969	$42,518	$38,254

Effective tax rate	18.0%	16.5%	17.2%	17.9%
Net deferred tax liabilities totaled $60.7 million at September 30, 2014 and $62.8 million at December 31, 2013. No valuation allowance was recorded against deferred tax assets at September 30, 2014 as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years. There were no unrecognized tax benefits during any of the reported periods. Interest and/or penalties related to income taxes are reported as a component of income tax expense. Such amounts were not significant during the reported periods.
The Corporation files income tax returns in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2011.

Note 15 - Other Comprehensive Income (Loss)
The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the following table. Reclassification adjustments related to securities available for sale are included in net gain (loss) on securities transactions in the accompanying consolidated statements of income. The change in the net actuarial gain/loss on defined-benefit post-retirement benefit plans is included in the computation of net periodic pension expense (see Note 13 – Defined Benefit Plans). Reclassification adjustments related to interest rate swaps on variable-rate loans are included in interest income and fees on loans in the accompanying consolidated statements of income. Reclassification adjustments related to the interest rate swap on junior subordinated deferrable interest debentures were included in interest expense on junior subordinated deferrable interest debentures in the accompanying consolidated statements of income.

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$9,464	$3,312	$6,152	$(551)	$(193)	$(358)
Change in net unrealized gain on securities transferred to held to maturity	(8,746)	(3,061)	(5,685)	(8,054)	(2,818)	(5,236)
Reclassification adjustment for net (gains) losses included in net income	(33)	(12)	(21)	14	5	9
Total securities available for sale and transferred securities	685	239	446	(8,591)	(3,006)	(5,585)
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	672	235	437	1,640	574	1,066
Derivatives:
Change in the accumulated gain/loss on effective cash flow hedge derivatives	—	—	—	(15)	(5)	(10)
Reclassification adjustments for (gains) losses included in net income:
Interest rate swaps on variable-rate loans	(9,345)	(3,270)	(6,075)	(9,345)	(3,271)	(6,074)
Interest rate swap on junior subordinated deferrable interest debentures	—	—	—	1,120	392	728
Total derivatives	(9,345)	(3,270)	(6,075)	(8,240)	(2,884)	(5,356)
Total other comprehensive income (loss)	$(7,988)	$(2,796)	$(5,192)	$(15,191)	$(5,316)	$(9,875)

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$76,007	$26,602	$49,405	$(95,920)	$(33,572)	$(62,348)
Change in net unrealized gain on securities transferred to held to maturity	(27,119)	(9,492)	(17,627)	(26,258)	(9,190)	(17,068)
Reclassification adjustment for net (gains) losses included in net income	(35)	(12)	(23)	3	1	2
Total securities available for sale and transferred securities	48,853	17,098	31,755	(122,175)	(42,761)	(79,414)
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	2,015	705	1,310	4,919	1,722	3,197
Derivatives:
Change in the accumulated gain/loss on effective cash flow hedge derivatives	—	—	—	(48)	(17)	(31)
Reclassification adjustments for (gains) losses included in net income:
Interest rate swaps on variable-rate loans	(28,035)	(9,812)	(18,223)	(28,035)	(9,812)	(18,223)
Interest rate swap on junior subordinated deferrable interest debentures	—	—	—	3,308	1,158	2,150
Total derivatives	(28,035)	(9,812)	(18,223)	(24,775)	(8,671)	(16,104)
Total other comprehensive income (loss)	$22,833	$7,991	$14,842	$(142,031)	$(49,710)	$(92,321)
Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available For Sale	Defined Benefit Plans	Derivatives	Accumulated Other Comprehensive Income
Balance January 1, 2014	$146,672	$(26,131)	$19,893	$140,434
Other comprehensive income (loss) before reclassifications	31,778	1,310	—	33,088
Amounts reclassified from accumulated other comprehensive income (loss)	(23)	—	(18,223)	(18,246)
Net other comprehensive income (loss) during period	31,755	1,310	(18,223)	14,842
Balance September 30, 2014	$178,427	$(24,821)	$1,670	$155,276

Balance January 1, 2013	$245,539	$(49,071)	$41,580	$238,048
Other comprehensive income (loss) before reclassifications	(79,416)	3,197	(31)	(76,250)
Amounts reclassified from accumulated other comprehensive income (loss)	2	—	(16,073)	(16,071)
Net other comprehensive income (loss) during period	(79,414)	3,197	(16,104)	(92,321)
Balance September 30, 2013	$166,125	$(45,874)	$25,476	$145,727

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
Summarized operating results by segment were as follows:

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
Revenues from (expenses to) external customers:
Three months ended:
September 30, 2014	$226,166	$32,662	$12	$258,840
September 30, 2013	201,374	28,790	(820)	229,344
Nine months ended:
September 30, 2014	$648,638	$96,069	$737	$745,444
September 30, 2013	603,840	84,272	(2,485)	685,627
Net income (loss):
Three months ended:
September 30, 2014	$71,563	$5,873	$179	$77,615
September 30, 2013	57,903	3,800	(1,259)	60,444
Nine months ended:
September 30, 2014	$191,491	$16,345	$(2,563)	$205,273
September 30, 2013	168,038	11,301	(4,044)	175,295

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
The Corporation reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices. In general, the Corporation does not purchase investment portfolio securities that are esoteric or that have a complicated structure. The Corporation’s entire portfolio consists of traditional investments, nearly all of which are U.S. Treasury obligations, federal agency bullet or mortgage pass-through securities, or general obligation or revenue based municipal bonds. Pricing for such instruments is fairly generic and is easily obtained. From time to time, the Corporation will validate prices supplied by the independent pricing service by comparison to prices obtained from third-party sources or derived using internal models.
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
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
September 30, 2014
Securities available for sale:
U.S. Treasury	$2,908,256	$—	$—	$2,908,256
Residential mortgage-backed securities	—	1,483,611	—	1,483,611
States and political subdivisions	—	2,476,787	—	2,476,787
Other	—	42,998	—	42,998
Trading account securities:
U.S. Treasury	15,689	—	—	15,689
States and political subdivisions	—	863	—	863
Derivative assets:
Interest rate swaps, caps and floors	—	39,266	164	39,430
Commodity swaps and options	—	8,720	—	8,720
Foreign currency forward contracts	—	823	—	823
Derivative liabilities:
Interest rate swaps, caps and floors	—	41,907	—	41,907
Commodity swaps and options	—	8,549	—	8,549
Foreign currency forward contracts	—	773	—	773

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2013
Securities available for sale:
U.S. Treasury	$2,540,554	$—	$—	$2,540,554
U.S. Government agencies/corporations	—	53,980	—	53,980
Residential mortgage-backed securities	—	1,776,016	—	1,776,016
States and political subdivisions	—	1,488,914	—	1,488,914
Other	—	35,972	—	35,972
Trading account securities:
U.S. Treasury	15,389	—	—	15,389
States and political subdivisions	—	1,009	—	1,009
Derivative assets:
Interest rate swaps, caps and floors	—	44,520	174	44,694
Commodity swaps and options	—	10,026	—	10,026
Foreign currency forward contracts	135	—	—	135
Derivative liabilities:
Interest rate swaps, caps and floors	—	47,542	—	47,542
Commodity swaps and options	—	9,712	—	9,712
Foreign currency forward contracts	85	—	—	85
Derivative assets, measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the reported periods consist of interest rate swaps sold to loan customers. The significant unobservable (Level 3) inputs used in the fair value measurement of these interest rate swaps sold to loan customers primarily relate to the probability of default and loss severity in the event of default. The probability of default is determined by the underlying risk grade of the loan (see Note 4 – Loans) underlying the interest rate swap in that the probability of default increases as a loan’s risk grade deteriorates, while the loss severity is estimated through an analysis of the collateral supporting both the underlying loan and interest rate swap. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity. As of September 30, 2014, the weighted-average risk grade of loans underlying interest rate swaps measured at fair value using significant unobservable (Level 3) inputs was 11.0. The weighted-average loss severity in the event of default on the interest rate swaps was 20%. A reconciliation of the beginning and ending balances of derivative assets measured at fair value on a recurring basis using significant unobservable (Level 3) inputs is not presented as such amounts were not significant during the reported periods.
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

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Level 2	Level 3	Level 2	Level 3
Carrying value of impaired loans before allocations	$—	$2,944	$13,870	$4,430
Specific valuation allowance allocations	—	(1,275)	(2,098)	(2,370)
Fair value	$—	$1,669	$11,772	$2,060
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
The following table presents foreclosed assets that were remeasured and reported at fair value during the reported periods:

	Nine Months Ended September 30,
	2014	2013
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$4,077	$3,839
Charge-offs recognized in the allowance for loan losses	(285)	(588)
Fair value	$3,792	$3,251
Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$5,002	$4,778
Write-downs included in other non-interest expense	(1,277)	(829)
Fair value	$3,725	$3,949
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
The estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	September 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$5,300,453	$5,300,453	$4,556,125	$4,556,125
Securities held to maturity	2,942,012	2,970,785	3,139,748	3,029,663
Cash surrender value of life insurance policies	171,142	171,142	141,108	141,108
Accrued interest receivable	75,953	75,953	99,281	99,281
Level 3 inputs:
Loans, net	10,648,472	10,712,497	9,423,262	9,582,734
Financial liabilities:
Level 2 inputs:
Deposits	23,490,603	23,491,181	20,688,786	20,689,323
Federal funds purchased and repurchase agreements	580,965	580,965	668,253	668,253
Junior subordinated deferrable interest debentures	137,115	137,115	123,712	123,712
Subordinated notes payable and other borrowings	100,000	94,622	100,000	92,552
Accrued interest payable	1,485	1,485	1,300	1,300
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
ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for the Corporation on January 1, 2017. The Corporation is still evaluating the potential impact on the Corporation's financial statements.
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
Cullen/Frost Bankers, Inc.
The following discussion should be read in conjunction with the Corporation’s consolidated financial statements, and notes thereto, for the year ended December 31, 2013, included in the 2013 Form 10-K. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results for the year ending December 31, 2014 or any future period.
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

Results of Operations
Net income available to common shareholders totaled $75.6 million, or $1.19 diluted per common share, and $199.2 million, or $3.18 diluted per common share, for the three and nine months ended September 30, 2014 compared to $58.4 million, or $0.96 diluted per common share, and $170.6 million, or $2.81 diluted per common share, for the three and nine months ended September 30, 2013, respectively. During the second quarter of 2014, the Corporation acquired WNB Bancshares, Inc. ("WNB"). Accordingly, the operating results of WNB are included with the Corporation's results of operations since May 30, 2014. See Note 2 - Mergers and Acquisitions in the accompanying consolidated financial statements.
Selected income statement data, returns on average assets and average common equity and dividends per common share for the comparable periods was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Taxable-equivalent net interest income	$208,590	$179,121	$595,310	$525,890
Taxable-equivalent adjustment	30,612	23,768	87,368	64,543
Net interest income	177,978	155,353	507,942	461,347
Provision for loan losses	390	5,108	11,914	14,683
Net interest income after provision for loan losses	177,588	150,245	496,028	446,664
Non-interest income	80,862	73,991	237,502	224,280
Non-interest expense	163,828	151,823	485,739	457,395
Income before income taxes	94,622	72,413	247,791	213,549
Income taxes	17,007	11,969	42,518	38,254
Net income	77,615	60,444	205,273	175,295
Preferred stock dividends	2,016	2,015	6,047	4,703
Net income available to common shareholders	$75,599	$58,429	$199,226	$170,592
Earnings per common share – basic	$1.20	$0.96	$3.20	$2.82
Earnings per common share – diluted	1.19	0.96	3.18	2.81
Dividends per common share	0.51	0.50	1.52	1.48
Return on average assets	1.13%	1.01%	1.06%	1.02%
Return on average common equity	11.32	10.07	10.57	9.83
Average shareholders’ equity to average assets	10.51	10.67	10.60	10.87
Net income available to common shareholders increased $17.2 million, or 29.4% for the three months ended September 30, 2014 and increased $28.6 million, or 16.8% for the nine months ended September 30, 2014 compared to the same periods in 2013. The increase during the three months ended September 30, 2014 was primarily the result of a $22.6 million increase in net interest income, a $6.9 million increase in non-interest income and a $4.7 million decrease in the provision for loan losses partly offset by a $12.0 million increase in non-interest expense and a $5.0 million increase in income tax expense. The increase during the nine months ended September 30, 2014 was primarily the result of a $46.6 million increase in net interest income, a $13.2 million increase in non-interest income and a $2.8 million decrease in the provision for loan losses partly offset by a $28.3 million increase in non-interest expense, a $4.3 million increase in income tax expense and a $1.3 million increase in preferred stock dividends.
The Corporation's preferred stock was issued on February 15, 2013. The initial quarterly dividend payment during the second quarter of 2013 occurred on June 15, 2013. This dividend payment included an additional amount applicable to the period from the issuance date through March 15, 2013, the start date of the normal quarterly dividend cycle.
Details of the changes in the various components of net income are further discussed below.
Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Corporation’s largest source of revenue, representing 68.1% of total revenue during the first nine months of 2014. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.
The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Corporation’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, remained at 3.25% for the entire year in 2013 and through the third quarter of 2014. The Corporation’s loan portfolio is also impacted, to a lesser extent, by changes in the London Interbank Offered Rate (LIBOR). At September 30, 2014, the one-month and three-month U.S. dollar LIBOR rates were 0.15% and 0.23%, respectively, while at September 30, 2013, the one-month and three-month U.S. dollar LIBOR rates were 0.18% and 0.25%, respectively. The intended federal funds rate, which is the cost of immediately available overnight funds, remained at zero to 0.25% for the entire year in 2013 and through the third quarter of 2014.
The Corporation’s balance sheet has historically been asset sensitive, meaning that earning assets generally reprice more quickly than interest-bearing liabilities. Therefore, the Corporation’s net interest margin was likely to increase in sustained periods of rising interest rates and decrease in sustained periods of declining interest rates. During the fourth quarter of 2007, in an effort to make the Corporation’s balance sheet less sensitive to changes in interest rates, the Corporation entered into various interest rate swaps which effectively converted certain variable-rate loans into fixed-rate instruments for a period of seven years. During the fourth quarter of 2008, the Corporation also entered into an interest rate swap which effectively converted variable-rate debt into fixed-rate debt for a period of five years. As a result of these actions, the Corporation’s balance sheet was more interest-rate neutral and changes in interest rates had a less significant impact on the Corporation’s net interest margin than would have otherwise been the case. During the fourth quarter of 2009, a portion of the interest rate swaps on variable-rate loans was terminated, while the remaining interest rate swaps on variable-rate loans were terminated during the fourth quarter of 2010. These actions increased the asset sensitivity of the Corporation’s balance sheet. The deferred accumulated gain applicable to the settled interest rate contracts included in accumulated other comprehensive income totaled $2.6 million ($1.7 million on an after-tax basis) at September 30, 2014. The remaining deferred gain of $2.6 million ($1.7 million on an after-tax basis) will be recognized in interest income in October 2014. See Note 9 - Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report for additional information related to these interest rate swaps.
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

	Quarter to Date	Year to Date
	September 30, 2014 vs. September 30, 2013	September 30, 2014 vs. September 30, 2013
Due to changes in average volumes	$28,721	$67,512
Due to changes in average interest rates	748	1,908
Total change	$29,469	$69,420
Taxable-equivalent net interest income for the three months ended September 30, 2014 increased $29.5 million, or 16.5%, while taxable-equivalent net interest income for the nine months ended September 30, 2014 increased $69.4 million, or 13.2% , compared to the same periods in 2013, respectively. The increases during the three and nine months ended September 30, 2014 were primarily related to increases in the average volume of interest-earning assets. The average volume of interest-earning assets for the three months ended September 30, 2014 increased $3.4 billion, while the average volume of interest-earning assets for the nine months ended September 30, 2014 increased $2.6 billion compared to the same periods in 2013. Over the same time frame, the net interest margin increased 1 basis point from 3.38% during the three months ended September 30, 2013 to 3.39% during the three months ended September 30, 2014 and increased 1 basis point from 3.42% during the nine months ended September 30, 2013 to 3.43% during the nine months ended September 30, 2014. The net interest margin during the three and nine months ended September 30, 2014 was positively impacted by an increase in the average yield on securities combined with a decrease in the average cost of funds. The net interest margin was negatively impacted by an increase in the relative proportion of average interest-earning assets invested in lower-yielding, interest-bearing deposits during 2014 compared to 2013 while the relative proportion of interest-earning assets invested in higher-yielding securities and loans decreased. These items are more fully discussed below.

The average yield on interest-earning assets decreased 4 basis points from 3.53% in the first nine months of 2013 to 3.49% in the first nine months of 2014 while the average cost of funds decreased 8 basis points from 0.19% in the first nine months of 2013 to 0.11% in the first nine months of 2014. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. As stated above, market interest rates have remained at historically low levels during the reported periods. The effect of lower average market interest rates during the reported periods on the average yield on average interest-earning assets was partly limited by the aforementioned interest rate swaps on variable-rate loans.
The average volume of loans during the first nine months of 2014 increased $903.8 million compared to the same period in 2013. Loans made up approximately 43.3% of average interest-earning assets during the first nine months of 2014 compared to 44.4% during the first nine months of 2013. The average yield on loans decreased 13 basis points from 4.57% during the first nine months of 2013 to 4.44% during the first nine months of 2014. The decrease in the average yield on loans was partly related to lower average spreads due to increased competition in loan pricing. Loans generally have significantly higher yields compared to securities, interest-bearing deposits and federal funds sold and resell agreements and, as such, have a more positive effect on the net interest margin.
The average volume of securities during the first nine months of 2014 increased $77.4 million compared to the same period in 2013. Securities made up approximately 38.6% of average interest-earning assets during the first nine months of 2014 compared to 43.1% during the first nine months of 2013. The average yield on securities was 3.95% in the first nine months of 2014 compared to 3.41% in the first nine months of 2013. The average yield on securities increased 54 basis points during the first nine months of 2014 compared to the first nine months of 2013 primarily as a result of an increase in the relative proportion of investments held in higher-yielding, tax-exempt municipal securities. Tax-exempt municipal securities totaled 52.6% of average securities during the first nine months of 2014 compared to 38.8% during the first nine months of 2013. The average yield on taxable securities was 2.12% in the first nine months of 2014 compared to 1.90% in the first nine months of 2013, while the average taxable-equivalent yield on tax-exempt securities was 5.59% in the first nine months of 2014 compared to 5.76% in the first nine months of 2013. The average taxable-equivalent yield on tax-exempt securities decreased 17 basis points during the first nine months of 2014 compared to the first nine months of 2013 in part due to the investment of funds in lower-yielding, shorter duration municipal securities during the latter part of 2013.
Average federal funds sold, resell agreements and interest-bearing deposits during the first nine months of 2014 increased $1.6 billion compared to the same period in 2013. Federal funds sold, resell agreements and interest-bearing deposits made up approximately 18.1% of average interest-earning assets during the first nine months of 2014 compared to 12.5% during the first nine months of 2013. The combined average yield on federal funds sold, resell agreements and interest-bearing deposits was 0.26% during both the first nine months of 2014 and 2013, respectively. The increase in average federal funds sold, resell agreements and interest-bearing deposits compared to the first nine months of 2013 was primarily related to excess liquidity from deposit growth.
Average deposits increased $2.5 billion during the first nine months of 2014 compared to the first nine months of 2013. Average interest-bearing deposits for the first nine months of 2014 increased $1.2 billion compared to the same period in 2013, while average non-interest-bearing deposits for the first nine months of 2014 increased $1.3 billion compared to the same period in 2013. The ratio of average interest-bearing deposits to total average deposits was 59.0% during the first nine months of 2014 compared to 60.3% during the first nine months of 2013. The average cost of deposits is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-bearing deposits. The average cost of interest-bearing deposits and total deposits was 0.09% and 0.05% during the first nine months of 2014 compared to 0.13% and 0.08% during the same period in 2013. The decrease in the average cost of interest-bearing deposits during the comparable periods was primarily the result of decreases in interest rates offered on certain deposit products due to decreases in average market interest rates and decreases in renewal interest rates on maturing certificates of deposit given the current low interest rate environment. Additionally, the relative proportion of higher-cost certificates of deposit to total average interest-bearing deposits decreased from 8.6% during the first nine months of 2013 to 7.7% during the first nine months of 2014.
The Corporation’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.38% during the first nine months of 2014 compared to 3.34% during the first nine months of 2013. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.
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
Provision for Loan Losses
The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $390 thousand and $11.9 million for the three and nine months ended September 30, 2014 compared to $5.1 million and $14.7 million for the three and nine months ended September 30, 2013. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.
Non-Interest Income
The components of non-interest income were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Trust and investment management fees	$26,807	$22,692	$78,966	$67,138
Service charges on deposit accounts	20,819	20,742	61,255	60,830
Insurance commissions and fees	11,348	10,371	34,297	32,707
Interchange and debit card transaction fees	4,719	4,376	13,589	12,655
Other charges, commissions and fees	9,804	9,266	26,561	25,599
Net gain (loss) on securities transactions	33	(14)	35	(3)
Other	7,332	6,558	22,799	25,354
Total	$80,862	$73,991	$237,502	$224,280
Total non-interest income for the three and nine months ended September 30, 2014 increased $6.9 million, or 9.3% and $13.2 million, or 5.9%, compared to the same periods in 2013. Changes in the components of non-interest income are discussed below.
Trust and Investment Management Fees. Trust and investment management fees for the three and nine months ended September 30, 2014 increased $4.1 million, or 18.1%, and $11.8 million, or 17.6%, compared to the same periods in 2013. Trust investment fees are the most significant component of trust and investment management fees, making up approximately 68% and 67% of total trust and investment management fees for the first nine months of 2014 and 2013, respectively. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related trust investment fees.
The increase in trust and investment management fees during the three months ended September 30, 2014 compared to the same period in 2013 was primarily the result of an increase in trust investment fees (up $3.1 million), oil and gas fees (up $930 thousand) and real estate fees (up $195 thousand). The increase in trust and investment management fees during the nine months ended September 30, 2014 compared to the same period in 2013 was primarily the result of an increase in trust investment fees (up $8.8 million), oil and gas fees (up $2.0 million), real estate fees (up $645 thousand) and estate fees (up $483 thousand). The increases in trust investment fees during the three and nine months ended September 30, 2014 compared to the same periods in 2013 were partly due to higher average equity valuations during 2014, business development efforts and a change in the fee schedule beginning in the fourth quarter of 2013. The increases in oil and gas fees during the three and nine months ended September 30, 2014 compared to the same periods in 2013 were partly related to increased mineral production.
At September 30, 2014, trust assets, including both managed assets and custody assets, were primarily composed of equity securities (46.4% of assets), fixed income securities (39.5% of assets) and cash equivalents (8.1% of assets). The estimated fair value of these assets was $30.3 billion (including managed assets of $12.8 billion and custody assets of $17.5 billion) at September 30, 2014, compared to $29.0 billion (including managed assets of $11.9 billion and custody assets of $17.1 billion) at December 31, 2013 and $27.6 billion (including managed assets of $11.6 billion and custody assets of $16.0 billion) at September 30, 2013.
Service Charges on Deposit Accounts. Service charges on deposit accounts for the three and nine months ended September 30, 2014 increased $77 thousand, or 0.4%, and $425 thousand, or 0.7%, compared to the same periods in 2013. The increase was primarily due to increases in service charges on commercial accounts (up $332 thousand and $1.3 million during the three and nine months ended September 30, 2014, respectively) partly offset by a decrease in overdraft/insufficient funds charges on consumer accounts (down $188 thousand and $661 thousand during the three and nine months ended September 30, 2014, respectively).

Overdraft/insufficient funds charges totaled $8.5 million ($6.6 million consumer and $1.9 million commercial) during the three months ended September 30, 2014 compared to $8.6 million ($6.8 million consumer and $1.8 million commercial) during the same period in 2013. Overdraft/insufficient funds charges totaled $23.9 million ($18.5 million consumer and $5.4 million commercial) during the nine months ended September 30, 2014 compared to $24.5 million ($19.1 million consumer and $5.4 million commercial) during nine months ended September 30, 2013.
Insurance Commissions and Fees. Insurance commissions and fees for the three and nine months ended September 30, 2014 increased $977 thousand, or 9.4%, and $1.6 million, or 4.9%, compared to the same periods in 2013. The increase during the three months ended September 30, 2014 was related to an increase in commission income (up $1.1 million) partly offset by a decrease in contingent commissions (down $84 thousand). The increase during the nine months ended September 30, 2014 was related to an increase in commission income (up $1.7 million) partly offset by a decrease in contingent commissions (down $111 thousand). The increases in commission income during the three and nine months ended September 30, 2014 were primarily related to increases in commercial lines property and casualty commissions resulting from new business, the impact of the acquisition of Kolkhorst Insurance Agency during the fourth quarter of 2013 and, to a lesser extent, higher rates, partly offset by decreases in employee benefit commissions and fees. The decrease in employee benefit commissions and fees during 2014 was partly related to customers electing to early renew policies during the fourth quarter of 2013 as a result of the Affordable Care Act.
Insurance commissions and fees include contingent commissions totaling $303 thousand and $3.4 million during the three and nine months ended September 30, 2014 compared to $387 thousand and $3.5 million during the three and nine months ended September 30, 2013. Contingent commissions primarily consist of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. Such commissions are seasonal in nature and are generally received during the first quarter of each year. These commissions totaled $2.0 million and $2.1 million during the nine months ended September 30, 2014 and 2013, respectively. Contingent commissions also include amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. These benefit plan related commissions totaled $303 thousand and $1.4 million during the three and nine months ended September 30, 2014 and $382 thousand and $1.4 million during the three and nine months ended September 30, 2013.
Interchange and Debit Card Transaction Fees. Interchange and debit card transaction fees consist of income from check card usage, point of sale income from PIN-based debit card transactions and ATM service fees. Interchange and debit card transaction fees for the three and nine months ended September 30, 2014 increased $343 thousand, or 7.8%, and $934 thousand, or 7.4%, compared to the three and nine months ended September 30, 2013. The increases are primarily due to increases in income from check card usage (up $309 thousand and $1.7 million for the three and nine months ended September 30, 2014, respectively) and increases in income from ATM service fees (up $58 thousand and $41 thousand for the three and nine months ended September 30, 2014, respectively) partly offset by decreases in point of sale income from PIN-based debit card transactions (down $24 thousand and $839 thousand for the three and nine months ended September 30, 2014, respectively).
Federal Reserve rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. An upward adjustment of no more than 1 cent to an issuer’s debit card interchange fee is allowed if the card issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards. In July 2013, a federal judge vacated the Federal Reserve’s rule setting debit transaction interchange fees under the Dodd-Frank Act, on the basis that the rule violated the intent of the law. The ruling states that only incremental costs, such as those related to authorization, clearing and settlement, incurred by the issuer for a particular debit transaction should be allowed and the Federal Reserve should not have considered fixed costs, fraud prevention costs, fraud losses and network fees when determining the fee cap. The judge's ruling was stayed in September 2013 and subsequently reversed on appeal in March 2014. In August 2014, the plaintiffs in the case filed a petition for a writ of certiorari for further appellate review of the court of appeals' decision by the U.S. Supreme Court. Because of the uncertainty as to the outcome of further proceedings and any future rulemaking by the Federal Reserve, the Corporation cannot provide any assurance as to the ultimate impact of any rule change on the amount of interchange and debit card transaction fees reported in future periods.
Other Charges, Commissions and Fees. Other charges, commissions and fees for the three months ended September 30, 2014 increased $538 thousand, or 5.8%, compared to the same period in 2013. The increase included increases in investment banking and capital markets fees related to advisory services (up $898 thousand), income from the sale of mutual funds (up $471 thousand) and wire transfer fees, (up $397 thousand). The increases were partly offset by decreases in income related to the sale of annuities (down $715 thousand) and other service charges (down $426 thousand). Other charges, commissions and fees for the nine months ended September 30, 2014 increased $962 thousand, or 3.8%, compared to the same period in 2013. The increase included increases in wire transfer fees (up $1.1 million), investment banking and capital markets fees related to advisory services (up $867 thousand) and income from the sale of mutual funds (up $463 thousand). These increases were partly offset by decreases in income related to the sale of annuities (down $706 thousand) and other service charges (down $631 thousand). The increases in wire transfer fees during the comparable periods was partly related to a new fee schedule. Investment banking and capital markets advisory services are transactional in nature and, as such, fees for such services can vary significantly from quarter to quarter. The increase in commission income related to the sale of mutual funds and the concurrent decrease in commission income related to the sale of annuities during the comparable periods reflects customers preference to invest in equities as market conditions have improved. The decrease in other service charges during the comparable periods was partly related to a decrease in fees associated with asset based lending services.
Net Gain/Loss on Securities Transactions. During the nine months ended September 30, 2014, the Corporation sold available-for-sale securities with an amortized cost totaling $3.7 billion and realized a net gain of $35 thousand on those sales. The majority of these securities were primarily purchased during 2014 and subsequently sold in connection with the Corporation’s tax planning strategies related to the Texas franchise tax. The gross proceeds from the sales of these securities outside of Texas are included in total revenues/receipts from all sources reported for Texas franchise tax purposes, which results in a reduction in the overall percentage of revenues/receipts apportioned to Texas and subjected to taxation under the Texas franchise tax. The Corporation also sold approximately $2.0 million of municipal securities acquired in connection with the acquisition of WNB during the second quarter of 2014. During the nine months ended September 30, 2013, the Corporation sold available-for-sale securities with an amortized cost totaling $8.5 billion and realized a net loss of $3 thousand on those sales. These securities were primarily purchased during 2013 and subsequently sold in connection with the aforementioned tax planning strategy related to the Texas franchise tax.
Other Non-Interest Income. Other non-interest income for the three months ended September 30, 2014 increased $774 thousand, or 11.8%, compared to the same period in 2013. Other non-interest income during the three months ended September 30, 2014 included increases in sundry income from various miscellaneous items (up $806 thousand), income from securities trading and customer derivative transactions (up $405 thousand) and earnings on the cash surrender value of life insurance policies (up $197 thousand). During the third quarter of 2014, sundry income from various miscellaneous items included $1.1 million related to a distribution received on a small business investment company ("SBIC") investment. The increase in income from securities trading and customer derivative transactions was primarily related to an increase in customer interest rate swap transaction fees. The increase from the aforementioned items was partly offset by decreases in income from public finance underwriting (down $284 thousand) and mineral interest income related to bonus, rental and shut-in payments and oil and gas royalties received from severed mineral interests on property owned by Main Plaza Corporation, a wholly owned non-banking subsidiary of the Corporation (down $211 thousand).
Other non-interest income for the nine months ended September 30, 2014 decreased $2.6 million, or 10.1%, compared to the same period in 2013. Other non-interest income during the nine months ended September 30, 2013 included $4.7 million related to the sale of a building and parking garage, as further discussed below. Excluding the impact of the prior-year gain, other non-interest income effectively increased $2.1 million. This effective increase in other non-interest income during the nine months ended September 30, 2014 included increases in sundry income from various miscellaneous items (up $1.9 million) and income from securities trading and customer derivative transactions (up $1.2 million). The increase from these items was partly offset by decreases in income from public finance underwriting (down $687 thousand). Sundry income from various miscellaneous items during the nine months ended September 30, 2014 included $2.4 million related to distributions received on an SBIC investment and $1.3 million related to the recovery of interest on loans charged-off in previous years. The increase in income from securities trading and customer derivative transactions was primarily related to an increase in customer interest rate swap transaction fees.
During the first quarter of 2013, the Corporation realized a $5.6 million gain related to the sale of a building and parking garage. The Corporation leased back portions of the building through the third quarter of 2013 and the first quarter of 2015. As a result, a portion of the gain was deferred and only $4.7 million of the total $5.6 million gain was recognized during the nine months ended September 30, 2013. During the first nine months of 2014, other non-interest income included $461 thousand related to the amortization of the deferred gain. The remaining deferred portion of the gain, which totaled $307 thousand at September 30, 2014, will be recognized ratably over the remaining lease period.

Non-Interest Expense
The components of non-interest expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Salaries and wages	$73,756	$68,524	$214,446	$201,491
Employee benefits	14,639	14,989	46,833	47,609
Net occupancy	14,049	13,094	40,735	37,718
Furniture and equipment	16,078	14,629	46,238	43,800
Deposit insurance	3,421	2,921	9,683	8,645
Intangible amortization	1,029	780	2,524	2,388
Other	40,856	36,886	125,280	115,744
Total	$163,828	$151,823	$485,739	$457,395
Total non-interest expense for the three and nine months ended September 30, 2014 increased $12.0 million, or 7.9%, and $28.3 million, or 6.2%, compared to the same periods in 2013. Other non-interest expense during the three and nine months ended September 30, 2014 was particularly impacted by the acquisition of WNB. Changes in the components of non-interest expense, including the aforementioned acquisition related expenses, are discussed below.
Salaries and Wages. Salaries and wages for the three and nine months ended September 30, 2014 increased $5.2 million, or 7.6%, and $13.0 million, or 6.4% compared to the same periods in 2013. These increases were primarily related to an increase in the number of employees, partly related to the acquisition of WNB, and normal annual merit and market increases partly offset by decreases in stock-based compensation expense.
Employee Benefits. Employee benefits expense for the three months ended September 30, 2014 decreased $350 thousand, or 2.3%, compared to the same period in 2013. The decrease was primarily related to a decrease in expenses related to the Corporation's defined benefit retirement plans. The Corporation recognized a combined net periodic pension benefit of $456 thousand on its defined benefit retirement plans during the third quarter of 2014 compared to a combined net periodic pension expense of $703 thousand during the third quarter of 2013, resulting in a $1.2 million decrease in expenses related to the Corporation's defined benefit retirement plans. This decrease was partly offset by increases in medical insurance expense (up $266 thousand), payroll taxes (up $258 thousand) and expenses related to the Corporation’s 401(k) and profit sharing plans (up $125 thousand). Employee benefits expense for the nine months ended September 30, 2014 decreased $776 thousand, or 1.6%, compared to the same period in 2013. The decrease was primarily related to a decrease in expenses related to the Corporation's defined benefit retirement plans (down $3.5 million). The Corporation recognized a combined net periodic pension benefit of $1.4 million on its defined benefit retirement plans during the first nine months of 2014 compared to a combined net periodic pension expense of $2.1 million during the first nine months of 2013. This decrease was partly offset by increases in medical insurance expense (up $951 thousand), payroll taxes (up $818 thousand) and expenses related to the Corporation’s 401(k) and profit sharing plans (up $632 thousand).
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
Net Occupancy. Net occupancy expense for the three and nine months ended September 30, 2014 increased $955 thousand, or 7.3%, and $3.0 million, or 8.0%, compared to the same periods in 2013. The increases were primarily related to increases in lease expense (up $618 thousand and $2.0 million during the three and nine months ended September 30, 2014, respectively), repairs and maintenance expense (up $319 thousand and $706 thousand during the three and nine months ended September 30, 2014, respectively) and building depreciation (up $103 thousand and $294 thousand during the three and nine months ended September 30, 2014, respectively). The increases in these items were partly related to the additional facilities added in connection with the acquisition of WNB during the second quarter of 2014.
Furniture and Equipment. Furniture and equipment expense for the three and nine months ended September 30, 2014 increased $1.4 million, or 9.9%, and $2.4 million, or 5.6%, compared to the same periods in 2013. The increases during the three and nine months ended September 30, 2014 were primarily related to increases in software maintenance (up $1.0 million and $1.9 million during the three and nine months ended September 30, 2014, respectively), furniture and fixtures depreciation (up $167 thousand and $592 thousand during the three and nine months ended September 30, 2014, respectively) and service contracts expense (up $353 thousand and $155 thousand for the three and nine months ended September 30, 2014, respectively).

Deposit Insurance. Deposit insurance expense totaled $3.4 million and $9.7 million for the three and nine months ended September 30, 2014 compared to $2.9 million and $8.6 million for the three and nine months ended September 30, 2013. The increases in deposit insurance expense for the three and nine months ended 2014 compared to the same periods in 2013 were primarily related to an increase in assets.
Intangible Amortization. Intangible amortization is primarily related to core deposit intangibles and, to a lesser extent, intangibles related to customer relationships and non-compete agreements. Intangible amortization for the three months ended September 30, 2014 increased $249 thousand, or 31.9%, while intangible amortization for the nine months ended September 30, 2014 increased $136 thousand, or 5.7%,compared to the same periods in 2013. Intangible amortization during the three and nine months ended September 30, 2014 was impacted by the additional amortization related to intangible assets recorded in connection with the acquisition of Kolkhorst Insurance Agency, Inc. during the fourth quarter of 2013 and the core deposit intangible recorded in connection with the acquisition of WNB during the second quarter of 2014. The impact of this additional amortization was partly limited by the completion of amortization of certain previously recognized intangible assets as well as a reduction in the annual amortization rate of certain previously recognized intangible assets as the Corporation uses an accelerated amortization approach which results in higher amortization rates during the earlier years of the useful lives of intangible assets.
Other Non-Interest Expense. Other non-interest expense for the three and nine months ended September 30, 2014 increased $4.0 million, or 10.8%, and $9.5 million, or 8.2%, compared to the same periods in 2013. The increases were impacted by expenses related to the acquisition of WNB during the second quarter of 2014. Acquisition related expenses included in other non-interest expense totaled $1.1 million and $7.1 million during the three and nine months ended September 30, 2014, respectively. Such amounts included $3.5 million in professional services expenses, $1.3 million in severance and $2.3 million in various other expenses during the nine months ended September 30, 2014. Additionally, during the nine months ended September 30, 2013, the Corporation wrote down certain land and other assets totaling $7.2 million. Approximately, $6.2 million of this amount was related to the write-down of certain long-term bank owned property in downtown San Antonio that was made available for sale. Excluding the aforementioned acquisition related expenses during 2014 and the write-downs in 2013, other non-interest expense for the three and nine months ended September 30, 2014 effectively increased $3.7 million, or 10.3%, and $11.0 million, or 10.3%,compared to the same periods in 2013. The effective increase during the three months ended September 30, 2014 was partly related to increases in sundry and other miscellaneous expenses (up $2.1 million), check card expense (up $630 thousand) and donations expense (up $557 thousand), among other things, partly offset by a decrease in professional services expense (down $1.2 million), among other things. The effective increase during the nine months ended September 30, 2014 was partly related to increases in check card expense (up $3.2 million), sundry and other miscellaneous expenses (up $2.2 million), amortization of net deferred cost related to loan commitments (up $1.5 million), donations expense (up $684 thousand) and advertising/promotions expense (up $545 thousand), among other things, partly offset by a decrease in fraud loss expense (down $695 thousand).
Results of Segment Operations
The Corporation’s operations are managed along two operating segments: Banking and Frost Wealth Advisors. A description of each business and the methodologies used to measure financial performance is described in Note 16 - Operating Segments in the accompanying notes to consolidated financial statements included elsewhere in this report. Net income (loss) by operating segment is presented below:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Banking	$71,563	$57,903	$191,491	$168,038
Frost Wealth Advisors	5,873	3,800	16,345	11,301
Non-Banks	179	(1,259)	(2,563)	(4,044)
Consolidated net income	$77,615	$60,444	$205,273	$175,295
Banking
Net income for the three and nine months ended September 30, 2014 increased $13.7 million, or 23.6%, and $23.5 million, or 14.0%, compared to the same periods in 2013. The increase during the three months ended September 30, 2014 was primarily the result of a $21.6 million increase in net interest income, a $4.7 million decrease in the provision for loan losses and a $3.2 million increase in non-interest income partly offset by a $12.5 million increase in non-interest expense and a $3.3 million increase in income tax expense. The increase during the nine months ended September 30, 2014 was primarily the result of a $43.3 million increase in net interest income, a $2.8 million decrease in the provision for loan losses and a $1.5 million increase in non-interest income partly offset by a $23.5 million increase in non-interest expense and a $631 thousand increase in income tax expense.

Net interest income for the three and nine months ended September 30, 2014 increased $21.6 million, or 13.9%, and $43.3 million, or 9.4%, compared to the same periods in 2013. The increases were primarily related to increases in the average volume of interest-earning assets. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.
The provision for loan losses for the three and nine months ended September 30, 2014 totaled $390 thousand and $11.9 million compared to $5.1 million and $14.7 million for the same periods in 2013. See the analysis of the provision for loan losses included in the section captioned “Allowance for Loan Losses” included elsewhere in this discussion.
Non-interest income for the three and nine months ended September 30, 2014 increased $3.2 million, or 7.1%, and $1.5 million, or 1.1%, compared to the same periods in 2013. The increase in non-interest income during the three months ended September 30, 2014 was primarily related to increases in other non-interest income, insurance commissions and fees, other charges, commissions and fees and interchange and debit card transaction fees. The increase in non-interest income during the nine months ended September 30, 2014 was primarily related to an increase in insurance commissions and fees, other charges, commissions and fees, interchange and debit card transaction fees, and service charges on deposit accounts partly offset by a decrease in other non-interest income. The increase in other non-interest income during the three months ended September 30, 2014 was partly related to a distribution received on an SBIC investment, an increase in income from securities trading and customer derivative transactions and an increase in earnings on the cash surrender value of life insurance policies, partly offset by a decrease in income from public finance underwriting. The decrease in other non-interest income during the nine months ended was primarily related to a non-recurring gain realized on the sale of a building and parking garage during the first nine months of 2013.The increases in insurance commissions and fees for the three and nine months ended September 30, 2014 were primarily related to increases in commercial lines property and casualty commissions resulting from new business, the impact of the acquisition of Kolkhorst Insurance Agency during the fourth quarter of 2013 and, to a lesser extent, higher rates, partly offset by decreases in employee benefit commissions and fees. The increases in other charges, commissions and fees for the three and nine months ended September 30, 2014 were primarily related to increases in investment banking and capital markets fees related to advisory services, and wire transfer fees, partly offset by a decrease in other service charges. Investment banking and capital markets advisory services are transactional in nature and, as such, fees for such services can vary significantly from quarter to quarter. The increases in wire transfer fees during the comparable periods was partly related to a new fee schedule. The decrease in other service charges during the comparable periods was partly related to a decrease in fees associated with asset based lending services. The increases in interchange and debit card transaction fees for the three and nine months ended September 30, 2014 were primarily due to increases in income from check card usage and increases in income from ATM service fees partly offset by decreases in point of sale income from PIN-based debit card transactions. See the analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for the three and nine months ended September 30, 2014 increased $12.5 million, or 9.9%, and $23.5 million, or 6.1%, compared to the same periods in 2013. The increases during the three and nine months ended September 30, 2014 were primarily due to increases in salaries and wages, other non-interest expense, net occupancy and furniture and equipment expense. The increases in salaries and wages during the three and nine months ended September 30, 2014 were primarily related to an increase in the number of employees and normal annual merit and market increases partly offset by decreases in stock-based compensation expense.
The increase in other non-interest expense during the three months ended September 30, 2014 was partly related to increases in sundry and other miscellaneous expenses, check card expense and donations expense, among other things, partly offset by a decrease in professional services expense, among other things. The increase in other non-interest expense during the nine months ended September 30, 2014 was partly related to increases in check card expense; sundry and other miscellaneous expenses; amortization of net deferred cost related to loan commitments; donations expense; and advertising/promotion expense, among other things, partly offset by a decrease in fraud loss expense. The increases in salaries and wages during the three and nine months ended September 30, 2014 were primarily related to an increase in the number of employees and normal annual merit and market increases partly offset by decreases in stock-based compensation expense. The increases in net occupancy expense during the three and nine months ended September 30, 2014 were primarily related to increases in lease expense, repairs and maintenance expense and building depreciation. Net occupancy expense was also partly impacted by the additional facilities added in connection with the acquisition of WNB during the second quarter of 2014. The increase in furniture and equipment expense during the three and nine months ended September 30, 2014 was primarily related to increases in software maintenance depreciation, furniture and fixtures depreciation, and service contracts expense. See the analysis of these items included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.
Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $11.3 million and $34.4 million during the three and nine months ended September 30, 2014 and $10.4 million and $32.8 million during the three and nine months ended September 30, 2013. The increases during the three and nine months ended September 30, 2014 were related to increases in commission income partially offset by decreases in contingent commissions. See the analysis of insurance commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion. Frost Insurance Agency also had consulting revenues totaling $206 thousand and $804 thousand during the three and nine months ended September 30, 2014 and $415 thousand and $1.1 million during the three and nine months ended September 30, 2013. Consulting revenues are primarily related to human resources consulting services and are reported as a component of other charges, commissions and fees.
Frost Wealth Advisors
Net income for the three and nine months ended September 30, 2014 increased $2.1 million, or 54.6%, and $5.0 million, or 44.6%, compared to the same periods in 2013. The increase during the three months ended September 30, 2014 was primarily due to a $3.9 million increase in non-interest income partly offset by a $1.1 million increase in income tax expense and a $684 thousand increase in non-interest expense. The increase during the nine months ended September 30, 2014 was primarily due to an $11.8 million increase in non-interest income partly offset by a $4.0 million increase in non-interest expense and a $2.7 million increase in income tax expense.
Non-interest income for the three and nine months ended September 30, 2014 increased $3.9 million, or 14.3%, and $11.8 million, or 14.8%, compared to the same periods in 2013. The increases during the three and nine months ended September 30, 2014 were primarily related to increases in trust and investment management fees. Trust and investment management fee income is the most significant income component for Frost Wealth Advisors. Investment fees are the most significant component of trust and investment management fees, making up approximately 68% of total trust and investment management fees for the first nine months of 2014. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. The increase in trust and investment management fee income during the three and nine months ended September 30, 2014 compared to the same periods in 2013 was primarily the result of an increase in trust investment fees, oil and gas fees, real estate fees and, for the nine months ended September 30, 2014, an increase in estate fees. The increases in trust investment fees during the three and nine months ended September 30, 2014 compared to the same periods in 2013 were primarily due to higher average equity valuations during 2014, business development efforts and a change in the fee schedule beginning in the fourth quarter of 2013. See the analysis of trust and investment management fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for the three and nine months ended September 30, 2014 increased $684 thousand, or 3.0%, and $4.0 million, or 6.0%, compared to the same periods in 2013. The increases were primarily due to increases in other non-interest expense (up $522 thousand and $2.3 million, respectively), and salaries and wages (up $133 thousand and $1.5 million, respectively). The increases in other non-interest expense were related to increases in various miscellaneous categories of expense and overhead cost allocations. The increase in salaries and wages were primarily related to normal annual merit and market increases.
Non-Banks
The Non-Banks operating segment had net income of $179 thousand for the three months ended September 30, 2014 and a net loss of $2.6 million for the nine months ended September 30, 2014, compared to a net loss of $1.3 million and $4.0 million for the same periods in 2013. The increase in net income during the three months ended September 30, 2014 was primarily due to a $1.2 million decrease in non-interest expense and a $1.1 million decrease in net-interest expense, partly offset by a $587 thousand decrease in income tax benefit and a $232 thousand decrease in non-interest income. The decrease in net loss during the nine months ended September 30, 2014 was primarily due to a $3.3 million decrease in net interest expense, partly offset by a $918 thousand decrease in income tax benefit and a $823 thousand increase in non-interest expense. The decreases in net interest expense for the three and nine months ended September 30, 2014 were primarily related to a decrease in the interest rate paid on the Corporation's junior subordinated deferrable interest debentures as a result of the termination of an interest rate swap on the debentures in December of 2013. See Note 9 - Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report for additional information related to the interest rate swap.
The decrease in non-interest expense during the three months ended September 30, 2014 was primarily related to a decrease in professional service expenses, largely due to a decrease in expenses associated with the acquisition of WNB, which was completed during the second quarter of 2014. The increase in non-interest expense during the nine months ended September 30, 2014 was primarily related to expenses associated with the acquisition of WNB which included approximately $3.0 million, primarily related to professional services, that were included in the non-banks segment.

Income Taxes
The Corporation recognized income tax expense of $17.0 million and $42.5 million, for an effective tax rate of 18.0% and 17.2%, respectively, for the three and nine months ended September 30, 2014 compared to $12.0 million and $38.3 million, for an effective tax rate of 16.5% and 17.9%, respectively, for the three and nine months ended September 30, 2013. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies. The increase in the effective tax rate during the three months ended September 30, 2014 was partly related to an overall increase in taxable income, due in part to the acquisition of WNB during the second quarter of 2014. The lower effective tax rate during the nine months ended September 30, 2014 was partly related to an increase in the relative proportion of tax-exempt income as the Corporation purchased additional tax-exempt municipal securities.
Average Balance Sheet
Average assets totaled $25.2 billion for the nine months ended September 30, 2014 representing an increase of $2.7 billion, or 12.0%, compared to average assets for the same period in 2013. The growth in average assets was primarily funded by an increase in average deposits. Average assets during the nine months ended September 30, 2014 were also partly impacted by the acquisition of WNB on May 30, 2014. See Note 2 - Mergers and Acquisitions in the accompany consolidated financial statements included elsewhere in this report for additional information related to this acquisition. The increase was primarily reflected in earning assets, which increased $2.6 billion, or 12.6%, during the first nine months of 2014 compared to the same period of 2013. The increase in earning assets was primarily due to a $1.6 billion increase in average interest-bearing deposits and a $903.8 million increase in average loans. The Corporation acquired cash and cash equivalents totaling $879.7 million and loans totaling $670.6 million in connection with the acquisition of WNB. Total deposits averaged $21.5 billion for the first nine months of 2014, increasing $2.5 billion, or 13.2%, compared to the same period in 2013. The Corporation acquired deposits totaling $1.6 billion in connection with the acquisition of WNB. Average interest-bearing deposit accounts totaled 59.0% and 60.3% of average total deposits during the first nine months of 2014 and 2013, respectively.
Loans
Loans were as follows as of the dates indicated:

	September 30, 2014	Percentage of Total	December 31, 2013	Percentage of Total
Commercial and industrial:
Commercial	$5,188,609	48.3%	$4,587,499	48.2%
Leases	322,278	3.0	319,577	3.4
Total commercial and industrial	5,510,887	51.3	4,907,076	51.6
Commercial real estate:
Commercial mortgages	3,077,172	28.6	2,800,760	29.4
Construction	642,992	6.0	426,639	4.5
Land	300,314	2.8	239,937	2.5
Total commercial real estate	4,020,478	37.4	3,467,336	36.4
Consumer real estate:
Home equity loans	337,879	3.1	329,853	3.5
Home equity lines of credit	216,281	2.0	195,132	2.1
1-4 family residential mortgages	28,416	0.3	32,447	0.3
Construction	17,080	0.2	13,123	0.1
Other	247,412	2.3	237,649	2.5
Total consumer real estate	847,068	7.9	808,204	8.5
Total real estate	4,867,546	45.3	4,275,540	44.9
Consumer and other:
Consumer installment	384,931	3.6	350,827	3.7
Other	6,567	—	7,289	0.1
Total consumer and other	391,498	3.6	358,116	3.8
Unearned discounts	(23,147)	(0.2)	(25,032)	(0.3)
Total loans	$10,746,784	100.0%	$9,515,700	100.0%
Loans increased $1.2 billion, or 12.9%, compared to December 31, 2013. The majority of the Corporation’s loan portfolio is comprised of commercial and industrial loans and real estate loans. Commercial and industrial loans made up 51.3% and 51.6% of total loans at September 30, 2014 and December 31, 2013, respectively, while real estate loans made up 45.3% and 44.9% of total loans, respectively, at those dates. Real estate loans include both commercial and consumer balances. The Corporation acquired $670.6 million of loans in connection with the acquisition of WNB during the second quarter of 2014.
Commercial and industrial loans increased $603.8 million, or 12.3%, during the first nine months of 2014. The Corporation acquired approximately $437.0 million of commercial and industrial loans in connection with the acquisition of WNB. The Corporation’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Corporation’s loan policy guidelines. The commercial and industrial loan portfolio also includes commercial leases and purchased shared national credits ("SNC"s) which are discussed in more detail below.
Purchased shared national credits are participations purchased from upstream financial organizations and tend to be larger in size than the Corporation’s originated portfolio. The Corporation’s purchased SNC portfolio totaled $694.1 million at September 30, 2014, increasing $107.8 million, or 18.4%, from $586.2 million at December 31, 2013. At September 30, 2014, 57.5% of outstanding purchased SNCs were related to the energy industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the commercial and industrial portfolio, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of the Corporation’s customers. As a matter of policy, the Corporation generally only participates in SNCs for companies headquartered in or which have significant operations within the Corporation’s market areas. In addition, the Corporation must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.
Real estate loans increased $592.0 million, or 13.8%, during the first nine months of 2014. The Corporation acquired approximately $227.9 million of real estate loans (including approximately $135.4 million of commercial real estate, approximately $73.2 million of real estate construction and approximately $19.3 million of consumer real estate) in connection with the acquisition of WNB. Real estate loans include both commercial and consumer balances. Commercial real estate loans totaled $4.0 billion at September 30, 2014 and represented 82.6% of total real estate loans. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. The Corporation’s primary focus for its commercial real estate portfolio has been growth in loans secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan.
The consumer loan portfolio, including all consumer real estate and consumer installment loans, totaled $1.2 billion at both September 30, 2014 and December 31, 2013. Consumer real estate loans, increased $38.9 million, or 4.8% , from December 31, 2013. Combined, home equity loans and lines of credit made up 65.4% and 65.0% of the consumer real estate loan total at September 30, 2014 and December 31, 2013, respectively. The Corporation offers home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans. In general, the Corporation no longer originates 1-4 family mortgage loans. Consumer installment loans, increased $34.1 million, or 9.7%, from December 31, 2013. The consumer installment loan portfolio primarily consists of automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents, and other similar types of credit facilities.

Non-Performing Assets
Non-performing assets and accruing past due loans are presented in the table below. Troubled debt restructurings on non-accrual status are reported as non-accrual loans. Troubled debt restructurings on accrual status are reported separately.

	September 30, 2014	December 31, 2013
Non-accrual loans:
Commercial and industrial	$33,969	$26,733
Commercial real estate	20,679	27,035
Consumer real estate	1,973	2,207
Consumer and other	479	745
Total non-accrual loans	57,100	56,720
Restructured loans	—	1,137
Foreclosed assets:
Real estate	5,866	11,916
Other	—	—
Total foreclosed assets	5,866	11,916
Total non-performing assets	$62,966	$69,773

Ratio of non-performing assets to:
Total loans and foreclosed assets	0.59%	0.73%
Total assets	0.23	0.29
Accruing past due loans:
30 to 89 days past due	$61,519	$31,297
90 or more days past due	20,287	7,635
Total accruing past due loans	$81,806	$38,932
Ratio of accruing past due loans to total loans:
30 to 89 days past due	0.57%	0.33%
90 or more days past due	0.19%	0.08
Total accruing past due loans	0.76%	0.41%
Non-performing assets include non-accrual loans, troubled debt restructurings and foreclosed assets. Non-performing assets at September 30, 2014 decreased $6.8 million from December 31, 2013. Non-accrual commercial and industrial loans included one credit relationship in excess of $5 million totaling $15.2 million at September 30, 2014 and one credit relationship in excess of $5 million totaling $6.3 million at December 31, 2013. Non-accrual real estate loans primarily consist of land development, 1-4 family residential construction credit relationships and loans secured by office buildings and religious facilities. Non-accrual commercial real estate loans included one credit relationship in excess of $5 million totaling $6.6 million at September 30, 2014 and one credit relationship in excess of $5 million totaling $7.3 million at December 31, 2013, respectively. One credit relationship totaling $5.8 million at September 30, 2014 and $7.9 million at December 31, 2013, was included in both non-accrual commercial and industrial loans ($2.8 million at September 30, 2014 and $4.7 million at December 31, 2013) and non-accrual commercial real estate loans ($3.0 million at September 30, 2014 and $3.2 million at December 31, 2013).
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
Foreclosed assets represent property acquired as the result of borrower defaults on loans. Foreclosed assets are recorded at estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for loan losses. Regulatory guidelines require the Corporation to reevaluate the fair value of foreclosed assets on at least an annual basis. The Corporation’s policy is to comply with the regulatory guidelines. Write-downs are provided for subsequent declines in value and are included in other non-interest expense along with other expenses related to maintaining the properties. Write-downs of foreclosed assets totaled $1.3 million and $829 thousand, during the nine months ended September 30, 2014 and 2013, respectively. There were no significant concentrations of any properties, to which the aforementioned write-downs relate, in any single geographic region.

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At September 30, 2014 and December 31, 2013, the Corporation had $10.1 million and $13.8 million in loans of this type which are not included in any one of the non-accrual, restructured or 90 days past due loan categories. At September 30, 2014, potential problem loans consisted of four credit relationships. Of the total outstanding balance at September 30, 2014, 45.7% related to a customer in construction, 27.6% related to a municipality, 16.2% related to a customer in commercial real estate/real estate development and 10.5% related to a customer in the aviation industry. Weakness in these organizations’ operating performance and financial condition has caused the Corporation to heighten the attention given to these credits.
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
The table below provides, as of the dates indicated, an allocation of the allowance for loan losses by loan type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	September 30, 2014	December 31, 2013
Commercial and industrial	$58,636	$52,790
Commercial real estate	26,780	22,590
Consumer real estate	5,107	5,230
Consumer and other	7,789	5,010
Unallocated	—	6,818
Total	$98,312	$92,438
The reserve allocated to commercial and industrial loans at September 30, 2014 increased $5.8 million compared to December 31, 2013. At September 30, 2014, the reserve allocated to commercial and industrial loans includes reserves allocated for policy exceptions ($2.1 million), credit and collateral exceptions ($1.1 million) and general macroeconomic risk ($6.3 million) which, prior to September 30, 2014, were reported as unallocated. Excluding the effect of these items, the reserve allocated to commercial and industrial loans at September 30, 2014 decreased $3.6 million compared to December 31, 2013. This decrease was primarily related to decreases in the distressed industries allocation and allocations for specific loans, an increase in the adjustment for recoveries and a decrease in reserves allocated for highly leveraged credit relationships partly offset by increases in historical valuation allowances and the environmental risk adjustment. The distressed industries allocation related to commercial and industrial loans decreased $4.0 million from $7.8 million at December 31, 2013 to $3.8 million at September 30, 2014. The decrease was primarily related to improvements in the weighted-average risk grades of certain segments of the contractors industry to a level below that of the weighted-average risk grade for all pass-grade loans within the overall loan portfolio segment. As a result, additional distressed industry allocations were no longer necessary for these segments of the contractors industry. Allocations for specific loans decreased $2.7 million from $4.1 million at December 31, 2013 to $1.4 million at September 30, 2014. The reserve allocated for highly leveraged credit relationships decreased $873 thousand from $4.5 million at December 31, 2013 to $3.7 million at September 30, 2014 primarily due to a decrease in the volume of such credit relationships. Historical valuation allowances increased $2.7 million from $29.4 million at December 31, 2013 to $32.1 million at September 30, 2014. The increase in historical valuation allowances was primarily due to increases in the historical loss allocation factors applied to certain categories of non-classified and classified commercial and industrial loans and an increase in the volume of non-classified commercial and industrial loans. The environmental risk adjustment increased $1.2 million from $5.5 million at December 31, 2013 to $6.7 million at September 30, 2014. Although the environmental risk adjustment factor decreased at September 30, 2014 compared to December 31, 2013, the dollar amount of the environmental risk adjustment increased as a result of the aforementioned increases in the base historical loss allocation factors to which the environmental risk adjustment factor is applied. The adjustment for recoveries increased $929 thousand from $3.6 million at December 31, 2013 to $4.5 million at September 30, 2014 primarily due to the higher level of recoveries, on an annualized basis, experienced in the first nine months of 2014 relative to annual recoveries for 2013. Classified commercial and industrial loans (loans having a risk grade of 11, 12 or 13) totaled $95.8 million at September 30, 2014 compared to $120.2 million at December 31, 2013.
The reserve allocated to commercial real estate loans increased $4.2 million from $22.6 million at December 31, 2013 to $26.8 million at September 30, 2014. At September 30, 2014, the reserve allocated to commercial real estate loans includes reserves allocated for policy exceptions ($938 thousand), credit and collateral exceptions ($524 thousand) and general macroeconomic risk ($2.9 million) which, prior to September 30, 2014, were reported as unallocated. Excluding the effect of these items, the reserve allocated to commercial real estate loans at September 30, 2014 decreased $142 thousand compared to December 31, 2013. This decrease was primarily related to a decrease in allocations for specific loans, an increase in the adjustment for recoveries and a decrease in the distressed industries allocation mostly offset by increases in historical valuation allowances, the reserve allocated for highly leveraged credit relationships and the reserve allocated for large credit relationships. Allocations for specific loans decreased $2.0 million from $2.8 million at December 31, 2013 to $776 thousand at September 30, 2014. The adjustment for recoveries increased $436 thousand from $1.2 million at December 31, 2013 to $1.6 million at September 30, 2014 primarily due to the higher level of recoveries, on an annualized basis, experienced in the first nine months of 2014 relative to annual recoveries for 2013.The distressed industries allocation related to commercial real estate loans decreased $382 thousand. As mentioned above, the decrease was primarily related to improvements in the weighted-average risk grades of certain segments of the contractors industry. Historical valuation allowances increased $1.6 million from $13.0 million at December 31, 2013 to $14.6 million at September 30, 2014 primarily due to an increase in the volume of pass grade commercial real estate loans. The reserve allocated for highly leveraged credit relationships and the reserve allocated for large credit relationships increased $442 thousand and $388 thousand, respectively, from December 31, 2013 to September 30, 2014 primarily due to increases in the volumes of such credit relationships. Classified commercial real estate loans totaled $65.0 million at September 30, 2014 compared to $80.8 million at December 31, 2013.
The reserve allocated to consumer real estate loans at September 30, 2014 decreased $123 thousand compared to December 31, 2013. At September 30, 2014, the reserve allocated to consumer real estate loans includes reserves allocated for general macroeconomic risk ($579 thousand) which, prior to September 30, 2014, were reported as unallocated. Excluding the effect of this allocation, the reserve allocated to consumer real estate loans at September 30, 2014 decreased $702 thousand compared to December 31, 2013. This decrease was primarily due to a decrease in historical valuation allowances which decreased $641 thousand from $2.6 million at December 31, 2013 to $2.0 million at September 30, 2014. The decrease in historical valuation allowances was primarily related to a decrease in the historical loss allocation factor applied to pass grade consumer real estate loans. A decrease in the environmental risk adjustment was mostly offset by an increase in the allocation for loans not reviewed by concurrence combined with a decrease in the adjustment for recoveries.
The reserve allocated to consumer and other loans at September 30, 2014 increased $2.8 million compared to December 31, 2013. At September 30, 2014, the reserve allocated to consumer and other loans includes reserves allocated for general macroeconomic risk ($883 thousand) which, prior to September 30, 2014, were reported as unallocated. Excluding the effect of this allocation, the reserve allocated to consumer and other loans at September 30, 2014 increased $1.9 million compared to December 31, 2013.The increase was primarily related to an increase in the historical valuation allowances due to an increase in the historical loss allocation factor applied to consumer and other loans and an increase in the volume of such loans combined with an increase in the environmental risk adjustment.
There was no unallocated portion of the allowance for loan losses at September 30, 2014. At December 31, 2013, the unallocated portion of the allowance for loan losses totaled $6.8 million. As discussed above, as of September 30, 2014, reserves allocated for loans originated with policy, credit and/or collateral exceptions that exceed specified risk grades and reserves allocated for general macroeconomic risk have been allocated to specific loan portfolio segments, rather then left unallocated. The aggregate reserve allocated to specific loan portfolio segments for policy exceptions totaled $3.0 million at September 30, 2014 compared to $2.5 million in reserves for policy exceptions reported as a part of the unallocated portion of the allowance for loan losses at December 31, 2013. The aggregate reserve allocated to specific loan portfolio segments for credit and collateral exceptions totaled $1.7 million at September 30, 2014 compared to $1.4 million in reserves for credit and collateral exceptions reported as a part of the unallocated portion of the allowance for loan losses at December 31, 2013. The aggregate reserve allocated to specific loan portfolio segments for general macroeconomic risk totaled $10.6 million at September 30, 2014 compared to $2.9 million in reserves for general macroeconomic risk reported as a part of the unallocated portion of the allowance for loan losses at December 31, 2013. The overall increase in the reserves allocated to specific loan portfolio segments for general macroeconomic risk is reflective of loan growth that is occurring in a positively trending but uncertain economic environment as reflected in recent market volatility and decreasing oil prices. The Corporation has also experienced an increase in past due loans, though the overall level of classified commercial and industrial and commercial real estate loans has decreased $40.2 million since December 31, 2013 while the weighted-average risk grades of these portfolios was 6.30% at September 30, 2014 compared to 6.40% at December 31, 2013.
Activity in the allowance for loan losses is presented in the following table.

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Balance at beginning of period	$98,286	$93,400	$92,438	$104,453
Provision for loan losses	390	5,108	11,914	14,683
Charge-offs:
Commercial and industrial	(3,631)	(4,962)	(9,026)	(25,700)
Commercial real estate	(393)	(56)	(3,119)	(737)
Consumer real estate	(714)	(514)	(840)	(1,009)
Consumer and other	(2,523)	(2,610)	(7,279)	(7,161)
Total charge-offs	(7,261)	(8,142)	(20,264)	(34,607)
Recoveries:
Commercial and industrial	4,371	666	6,936	1,994
Commercial real estate	477	182	1,500	1,064
Consumer real estate	105	57	227	291
Consumer and other	1,944	1,876	5,561	5,269
Total recoveries	6,897	2,781	14,224	8,618
Net charge-offs	(364)	(5,361)	(6,040)	(25,989)
Balance at end of period	$98,312	$93,147	$98,312	$93,147

Ratio of allowance for loan losses to:
Total loans	0.91%	1.00%	0.91%	1.00%
Non-accrual loans	172.18	117.79	172.18	117.79
Ratio of annualized net charge-offs to average total loans	0.01	0.23	0.08	0.38
The provision for loan losses decreased $4.7 million, or 92.4% during the three months ended September 30, 2014 and decreased $2.8 million, or 18.9%, during the nine months ended September 30, 2014 compared to the same periods in 2013. The decrease in the provision for loan losses during the three months ended September 30, 2014 was primarily due to increased recoveries. During the third quarter of 2014, the Corporation recognized a $3.4 million recovery related to a single commercial and industrial loan relationship. Net charge-offs as a percentage of average loans (on an annualized basis) totaled 0.08% during the first nine months of 2014 decreasing 30 basis points compared to 0.38% during the first nine months of 2013. During the first nine months of 2013, the Corporation recognized a $15.0 million charge-off related to a single commercial and industrial loan relationship. The loan was not past due or previously considered to be a non-performing, impaired or potential problem loan; however, in April 2013, the borrower entered into bankruptcy proceedings. The level of the provision for loan losses during the first nine months of 2013 was impacted by this charge-off.
The ratio of the allowance for loan losses to total loans was 0.91% at September 30, 2014 compared to 0.97% at December 31, 2013. The acquisition of WNB during the second quarter of 2014 did not significantly impact management's determination of the allowance for loan losses at September 30, 2014. Management believes the recorded amount of the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, the Corporation’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.
Capital and Liquidity
Capital. Shareholders’ equity totaled $2.8 billion and $2.5 billion at September 30, 2014 and December 31, 2013. In addition to net income of $205.3 million, other sources of capital during the nine months ended September 30, 2014 included $149.7 million in common stock issued in connection with the acquisition of WNB, $25.6 million in proceeds from stock option exercises and related tax benefits of $2.3 million, other comprehensive income, net of tax, of $14.8 million and $6.9 million related to stock-based compensation. Uses of capital during the nine months ended September 30, 2014 included $100.9 million of dividends paid on preferred and common stock.

The accumulated other comprehensive income/loss component of shareholders’ equity totaled a net, after-tax, unrealized gain of $155.3 million at September 30, 2014 compared to a net, after-tax, unrealized gain of $140.4 million at December 31, 2013. The increase was primarily due to a $49.4 million net after-tax increase in the net unrealized gain on securities available for sale and a $1.3 million net after-tax decrease in the net actuarial loss of the Corporation’s defined benefit post-retirement benefit plans partly offset by an $18.2 million net after-tax decrease in the accumulated net gain on effective cash flow hedges and a $17.6 million net after-tax decrease in the net unrealized gain on securities transferred to held to maturity.
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
The Corporation paid quarterly dividends of $0.50, $0.51 and $0.51 per common share during the first, second and third quarters of 2014 and quarterly dividends of $0.48, $0.50 and $0.50 per common share during the first, second and third quarters of 2013. This equates to a common stock dividend payout ratio of 51.5%, 49.9% and 42.6% during the first, second and third quarters of 2014 and 52.1%, 53.0% and 51.9% during the first, second and third quarters of 2013. Under the terms of the junior subordinated deferrable interest debentures that Cullen/Frost has issued to Cullen/Frost Capital Trust II and WNB Capital Trust I, Cullen/Frost has the right at any time during the term of the debentures to defer the payment of interest at any time or from time to time for an extension period not exceeding 20 consecutive quarterly periods with respect to each extension period. The ability of the Corporation to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of its capital stock is subject to certain restrictions during any such extension period.
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
From time to time, the Corporation’s board of directors has authorized stock repurchase plans. Stock repurchase plans allow the Corporation to proactively manage its capital position and return excess capital to shareholders. Shares purchased under such plans also provide the Corporation with shares of common stock necessary to satisfy obligations related to stock compensation awards. The aforementioned accelerated share repurchase was part of a stock repurchase program that was authorized by the Corporation’s board of directors in December 2012 to buy up to $150.0 million of the Corporation’s common stock. During 2013, the Corporation repurchased 2,236,748 shares (1,905,077 shares in the first quarter and 331,671 during the third quarter) under the stock repurchase plan. No shares were repurchased under stock repurchase plans during the first nine months of 2014. See Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds, included elsewhere in this report, for details of stock repurchases during the quarter.
Basel III Capital Rules. In July 2013, Cullen/Frost's and Frost Bank’s primary federal regulator, the Federal Reserve, published the Basel III Capital Rules establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as "Basel III" for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including Cullen/Frost and Frost Bank, compared to the current U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach, which was derived from Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 "Basel II" capital accords. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel III Capital Rules are effective for Cullen/Frost and Frost Bank on January 1, 2015 (subject to a phase-in period). Management believes that, as of September 30, 2014, Cullen/Frost and Frost Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective. See the section captioned "Supervision and Regulation" in Item 1. Business of the Corporation’s 2013 Form 10-K for more information on the Basel III Capital Rules.

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
The liquidity position of the Corporation is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in the Corporation’s asset/liability management process. The Corporation regularly models liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into the Corporation’s contingency funding plan, which provides the basis for the identification of the Corporation’s liquidity needs. As of September 30, 2014, management is not aware of any events that are reasonably likely to have a material adverse effect on the Corporation’s liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity, including the Basel III liquidity framework, which, if implemented, would have a material adverse effect on the Corporation.
Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 8 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At September 30, 2014, Cullen/Frost had liquid assets, including cash and resell agreements, totaling $289.7 million.
Accounting Standards Updates
See Note 18 - Accounting Standards Updates in the accompanying notes to consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on the Corporation’s financial statements.

Consolidated Average Balance Sheets and Interest Income Analysis - Quarter To Date
(Dollars in thousands - taxable-equivalent basis)

	September 30, 2014			September 30, 2013
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$4,593,380	$2,960	0.26%	$3,200,511	$2,077	0.26%
Federal funds sold and resell agreements	18,071	20	0.44	14,409	16	0.44
Securities:
Taxable	4,451,410	22,855	2.10	4,922,489	23,007	1.91
Tax-exempt	4,962,137	68,714	5.63	3,810,428	53,701	5.65
Total securities	9,413,547	91,569	3.96	8,732,917	76,708	3.56
Loans, net of unearned discounts	10,611,041	117,948	4.41	9,251,470	105,818	4.54
Total Earning Assets and Average Rate Earned	24,636,039	212,497	3.46	21,199,307	184,619	3.48
Cash and due from banks	540,188			536,259
Allowance for loan losses	(100,161)			(93,884)
Premises and equipment, net	382,878			306,978
Accrued interest and other assets	1,132,794			977,104
Total Assets	$26,591,738			$22,925,764

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$8,824,830			$7,070,308
Correspondent banks	331,277			310,999
Public funds	375,524			356,827
Total non-interest-bearing demand deposits	9,531,631			7,738,134
Interest-bearing deposits:
Private accounts
Savings and interest checking	4,270,419	234	0.02	3,588,252	324	0.04
Money market deposit accounts	7,571,075	2,110	0.11	6,754,558	2,483	0.15
Time accounts	1,013,725	610	0.24	965,859	575	0.24
Public funds	360,766	37	0.04	412,780	140	0.13
Total interest-bearing deposits	13,215,985	2,991	0.09	11,721,449	3,522	0.12
Total deposits	22,747,616			19,459,583
Federal funds purchased and repurchase agreements	604,436	35	0.02	553,980	30	0.02
Junior subordinated deferrable interest debentures	137,115	659	1.92	123,712	1,710	5.53
Subordinated notes payable and other notes	100,000	222	0.89	100,000	236	0.94
Total Interest-Bearing Funds and Average Rate Paid	14,057,536	3,907	0.11	12,499,141	5,498	0.18
Accrued interest and other liabilities	208,698			241,931
Total Liabilities	23,797,865			20,479,206
Shareholders’ Equity	2,793,873			2,446,558
Total Liabilities and Shareholders’ Equity	$26,591,738			$22,925,764
Net interest income		$208,590			$179,121
Net interest spread			3.35%			3.30%
Net interest income to total average earning assets			3.39%			3.38%
For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis - Year To Date
(Dollars in thousands - taxable-equivalent basis)

	September 30, 2014			September 30, 2013
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$4,201,732	$8,045	0.26%	$2,573,719	$4,928	0.26%
Federal funds sold and resell agreements	19,554	63	0.43	18,342	67	0.49
Securities:
Taxable	4,265,720	66,372	2.12	5,456,207	75,869	1.90
Tax-exempt	4,727,020	195,968	5.59	3,459,109	148,187	5.76
Total securities	8,992,740	262,340	3.95	8,915,316	224,056	3.41
Loans, net of unearned discounts	10,093,433	335,566	4.44	9,189,648	314,123	4.57
Total Earning Assets and Average Rate Earned	23,307,459	606,014	3.49	20,697,025	543,174	3.53
Cash and due from banks	546,100			555,910
Allowance for loan losses	(96,895)			(97,589)
Premises and equipment, net	346,833			310,278
Accrued interest and other assets	1,047,820			993,356
Total Assets	$25,151,317			$22,458,980

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$8,082,259			$6,864,030
Correspondent banks	346,242			316,927
Public funds	383,329			360,665
Total non-interest-bearing demand deposits	8,811,830			7,541,622
Interest-bearing deposits:
Private accounts
Savings and interest checking	4,111,678	681	0.02	3,551,941	1,077	0.04
Money market deposit accounts	7,187,004	5,703	0.11	6,484,811	7,925	0.16
Time accounts	972,361	1,578	0.22	980,658	1,956	0.27
Public funds	417,089	157	0.05	428,244	454	0.14
Total interest-bearing deposits	12,688,132	8,119	0.09	11,445,654	11,412	0.13
Total deposits	21,499,962			18,987,276
Federal funds purchased and repurchase agreements	546,312	96	0.02	533,716	89	0.02
Junior subordinated deferrable interest debentures	129,751	1,821	1.87	123,712	5,073	5.47
Subordinated notes payable and other notes	100,000	668	0.89	100,000	710	0.95
Federal Home Loan Bank advances	—	—	—	1	—	6.00
Total Interest-Bearing Funds and Average Rate Paid	13,464,195	10,704	0.11	12,203,083	17,284	0.19
Accrued interest and other liabilities	209,718			273,430
Total Liabilities	22,485,743			20,018,135
Shareholders’ Equity	2,665,574			2,440,845
Total Liabilities and Shareholders’ Equity	$25,151,317			$22,458,980
Net interest income		$595,310			$525,890
Net interest spread			3.38%			3.34%
Net interest income to total average earning assets			3.43%			3.42%
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
For modeling purposes, as of September 30, 2014, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 0.1% and 0.5%, respectively, relative to the flat-rate case over the next 12 months, while a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 3.1% relative to the flat-rate case over the next 12 months. The September 30, 2014 model simulations were impacted by the assumption, for modeling purposes, that the Corporation will begin to pay interest on demand deposits (those not already receiving an earnings credit rate) in the fourth quarter of 2014, as further discussed below. As of September 30, 2013, the model simulations projected that a 100 basis point increase in interest rates would result in a negative variance in net interest income of 0.1% and a 200 basis point increase in interest rates would result in a positive variance in net interest income of 1.1%, relative to the flat-rate case over the next 12 months, while a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 2.7% relative to the flat-rate case over the next 12 months. The September 30, 2013 model simulations were impacted by the assumption, for modeling purposes, that the Corporation would begin to pay interest on demand deposits in the fourth quarter of 2013. The likelihood of a decrease in interest rates beyond 25 basis points as of September 30, 2014 and 2013 was considered to be remote given prevailing interest rate levels.
The model simulations as of September 30, 2014 indicate that the Corporation's balance sheet is slightly less asset sensitive in comparison to September 30, 2013. The decreased asset sensitivity is primarily due to an increase in the relative proportion of interest earning assets invested in fixed rate securities and a decrease in the relative proportion of interest earning assets invested in variable rate interest-bearing deposits, which generally reprice as market interest rates change. The growth in the Corporation's balance sheet was partly funded by significant deposit growth during 2013 and during the first nine months of 2014. Additionally, during the second quarter of 2014, the Corporation acquired WNB Bancshares, Inc. (See Note 2 - Mergers and Acquisitions included in the notes to consolidated financial statements elsewhere in this report). In connection with the acquisition, the Corporation acquired cash and cash equivalents totaling $879.7 million and loans totaling $670.6 million. The Corporation also acquired deposits totaling $1.6 billion. The acquisition of WNB did not significantly impact the Corporation's sensitivity to interest rate changes relative to it's exposure prior to the acquisition.
As mentioned above, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) repealed the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. Although the ultimate impact of this legislation on the Corporation has not yet been determined, the Corporation may begin to incur interest costs associated with demand deposits in the future as market conditions warrant. If this were to occur, the Corporation’s balance sheet would likely become less asset sensitive and possibly liability sensitive. Because the interest rate that will ultimately be paid on these demand deposits depends upon a variety of factors, some of which are beyond the Corporation’s control, the Corporation assumed an aggressive pricing structure for the purposes of the model simulations discussed above with interest payments beginning in the fourth quarter of 2014. Should the actual interest rate paid on demand deposits be less than the rate assumed in the model simulations, or should the interest rate paid for demand deposits become an administered rate with less direct correlation to movements in general market interest rates, the Corporation’s balance sheet could be more asset sensitive than the model simulations might otherwise indicate.
As of September 30, 2014, the effects of a 200 basis point increase and a 25 basis point decrease in interest rates on the Corporation’s derivative holdings would not result in a significant variance in the Corporation’s net interest income.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases made by or on behalf of the Corporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation’s common stock during the three months ended September 30, 2014. Dollar amounts in thousands.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plan at the End of the Period
July 1, 2014 to July 31, 2014	—	$—	—	$—
August 1, 2014 to August 31, 2014	—	—	—	—
September 1, 2014 to September 30, 2014	—	—	—	—
Total	—	$—	—	—

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

Cullen/Frost Bankers, Inc.
(Registrant)

Date:	October 29, 2014	By:	/s/ Phillip D. Green
Phillip D. Green
Group Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer, Principal Financial
Officer and Principal Accounting Officer)