Form 10-K
period 2014-12-31
CULLEN/FROST BANKERS, INC.
filed 2015-02-05
CIK 39263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended:    December 31, 2014
Or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from    to
Commission file number:    001-13221
CULLEN/FROST BANKERS, INC.
(Exact name of registrant as specified in its charter)

Texas	74-1751768
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 W. Houston Street, San Antonio, Texas	78205
(Address of principal executive offices)	(Zip code)
(210) 220-4011
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 Par Value	The New York Stock Exchange, Inc.
5.375% Non-Cumulative Perpetual Preferred Stock, Series A	The New York Stock Exchange, Inc.
(Title of each class)	(Name of each exchange on which registered)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐    No  ☒
As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by non-affiliates, based upon the closing price per share of the registrant’s common stock as reported on The New York Stock Exchange, Inc., was approximately $4.8 billion.
As of February 2, 2015, there were 63,151,173 shares of the registrant’s common stock, $.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2015 Annual Meeting of Shareholders of Cullen/Frost Bankers, Inc. to be held on April 30, 2015 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

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
The Corporation
Cullen/Frost Bankers, Inc. (“Cullen/Frost”), a Texas business corporation incorporated in 1977, is a financial holding company and a bank holding company headquartered in San Antonio, Texas that provides, through its subsidiaries (collectively referred to as the “Corporation”), a broad array of products and services throughout numerous Texas markets. The Corporation offers commercial and consumer banking services, as well as trust and investment management, mutual funds, investment banking, insurance, brokerage, leasing, treasury management and item processing services. At December 31, 2014, Cullen/Frost had consolidated total assets of $28.3 billion and was one of the largest independent bank holding companies headquartered in the State of Texas.
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
The Corporation serves a wide variety of industries including, among others, energy, manufacturing, services, construction, retail, telecommunications, healthcare, military and transportation. The Corporation’s customer base is similarly diverse. While the Corporation’s loan portfolio has a significant concentration of energy-related loans totaling approximately 16.1% of total loans, the Corporation is not dependent upon any single industry or customer.
The Corporation’s operating objectives include expansion, diversification within its markets, growth of its fee-based income, and growth internally and through acquisitions of financial institutions, branches and financial services businesses. The Corporation generally seeks merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services. The Corporation regularly evaluates merger and acquisition opportunities and conducts due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of the Corporation’s tangible book value and net income per common share may occur in connection with any future transaction. During 2014, the Corporation acquired WNB Bancshares, Inc., a privately-held bank holding company headquartered in Odessa, Texas (“WNB”). See Note 2 - Mergers and Acquisitions in the accompanying notes to consolidated financial statements included elsewhere in this report. During 2013, the Corporation acquired a Houston-based insurance agency specializing in commercial lines insurance products. During 2012, the Corporation acquired a Houston-based human resources consulting firm that specializes in compensation, benefits and outsourcing services. During 2011, the Corporation acquired an insurance agency in the San Antonio market area. The aforementioned acquisitions did not have a significant impact on the Corporation’s financial statements during their respective reporting periods.
The Corporation’s ability to engage in certain merger or acquisition transactions, whether or not any regulatory approval is required, will be dependent upon the Corporation’s bank regulators’ views at the time as to the capital levels, quality of management and overall condition of the Corporation and their assessment of a variety of other factors. Certain merger or acquisition transactions, including those involving the acquisition of a depository institution or the assumption of the deposits of any depository institution, require formal approval from various bank regulatory authorities, which will be subject to a variety of factors and considerations. As part of the approval process in connection with the acquisition of WNB, the Corporation agreed with the Federal Reserve that before bringing them any further expansionary proposals, the Corporation would enhance certain compliance programs, including those related to fair lending. The Corporation is currently working on these enhancements. See the section captioned “Supervision and Regulation” included elsewhere in this item for further discussion of these matters.
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
Cullen/Frost’s executive offices are located at 100 W. Houston Street, San Antonio, Texas 78205, and its telephone number is (210) 220-4011.
Subsidiaries of Cullen/Frost
Frost Bank
Frost Bank, the principal operating subsidiary and sole banking subsidiary of Cullen/Frost, is primarily engaged in the business of commercial and consumer banking through approximately 123 financial centers across Texas in the Austin, Corpus Christi, Dallas, Fort Worth, Houston, Permian Basin, Rio Grande Valley and San Antonio regions. Frost Bank also operates approximately 1,190 automated-teller machines (“ATMs”) throughout the State of Texas, including approximately 625 ATMs operated in connection with a branding arrangement to be the exclusive cash-machine provider for CST Brands, Inc. Corner Stores in Texas. Frost Bank was chartered as a national banking association in 1899, but its origin can be traced to a mercantile partnership organized in 1868. At December 31, 2014, Frost Bank had consolidated total assets of $28.3 billion and total deposits of $24.2 billion and was one of the largest commercial banks headquartered in the State of Texas.
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

•
 International Banking. Frost Bank provides international banking services to customers residing in or dealing with businesses located in Mexico. These services consist of accepting deposits (generally only in U.S. dollars), making loans (generally only in U.S. dollars), issuing letters of credit, handling foreign collections, transmitting funds, and to a limited extent, dealing in foreign exchange.

•
Correspondent Banking. Frost Bank acts as correspondent for approximately 266 financial institutions, which are primarily banks in Texas. These banks maintain deposits with Frost Bank, which offers them a full range of services including check clearing, transfer of funds, fixed income security services, and securities custody and clearance services.

•
Trust Services. Frost Bank provides a wide range of trust, investment, agency and custodial services for individual and corporate clients. These services include the administration of estates and personal trusts, as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations. At December 31, 2014, the estimated fair value of trust assets was $30.5 billion, including managed assets of $13.0 billion and custody assets of $17.5 billion.

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

Frost Insurance Agency, Inc.
Frost Insurance Agency, Inc. is a wholly-owned subsidiary of Frost Bank that provides insurance brokerage services to individuals and businesses covering corporate and personal property and casualty insurance products, as well as group health and life insurance products and consulting services.
Frost Brokerage Services, Inc.
Frost Brokerage Services, Inc. (“FBS”) is a wholly-owned subsidiary of Frost Bank that provides brokerage services and performs other transactions or operations related to the sale and purchase of securities of all types. FBS is registered as a fully disclosed introducing broker-dealer under the Securities Exchange Act of 1934 and, as such, does not hold any customer accounts.
Frost Investment Advisors, LLC
Frost Investment Advisors is a registered investment advisor and a wholly-owned subsidiary of Frost Bank that provides investment management services to Frost-managed mutual funds, institutions and individuals.
Tri–Frost Corporation
Tri-Frost Corporation is a wholly-owned subsidiary of Frost Bank that primarily holds securities for investment purposes and the receipt of cash flows related to principal and interest on the securities until such time that the securities mature.
Frost Securities, Inc.
Frost Securities, Inc. is a wholly-owned subsidiary of Cullen/Frost that provides capital and advisory services to primarily private companies.
Main Plaza Corporation
Main Plaza Corporation is a wholly-owned subsidiary of Cullen/Frost that occasionally makes loans to qualified borrowers. Loans are funded with current cash or borrowings against internal credit lines.
Cullen/Frost Capital Trust II and WNB Capital Trust I
Cullen/Frost Capital Trust II (“Trust II”) is a Delaware statutory business trust formed in 2004 for the purpose of issuing $120.0 million in trust preferred securities and lending the proceeds to Cullen/Frost. Cullen/Frost guarantees, on a limited basis, payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities.
WNB Capital Trust I (“WNB Trust”) is a Delaware statutory business trust formed in 2004 for the purpose of issuing $13.0 million in trust preferred securities and lending the proceeds to WNB. Cullen/Frost, as WNB's successor, guarantees, on a limited basis, payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities.
Trust II and WNB Trust are variable interest entities for which the Corporation is not the primary beneficiary. As such, the accounts of Trust II and WNB Trust are not included in the Corporation’s consolidated financial statements. See the Corporation’s accounting policy related to consolidation in Note 1 - Summary of Significant Accounting Policies in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which is located elsewhere in this report.
Although the accounts of Trust II and WNB Trust are not included in the Corporation’s consolidated financial statements, the $120.0 million in trust preferred securities issued by Trust II and the $13.0 million in trust preferred securities issued by WNB Trust were included in the Tier 1 capital of Cullen/Frost for regulatory capital purposes during the reported periods. See the section captioned “Supervision and Regulation - Capital Requirements” for a discussion of the regulatory capital treatment of the Corporation's trust preferred securities, including recent revisions to that treatment that will require the Corporation to phase-out the inclusion of trust preferred securities in Tier 1 capital.
Other Subsidiaries
Cullen/Frost has various other subsidiaries that are not significant to the consolidated entity.

Operating Segments
Cullen/Frost’s operations are managed along two reportable operating segments consisting of Banking and Frost Wealth Advisors. See the sections captioned “Results of Segment Operations” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 19 - Operating Segments in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which are located elsewhere in this report.
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
Supervision and Regulation
Cullen/Frost, Frost Bank and most of its non-banking subsidiaries are subject to extensive regulation under federal and state laws. The regulatory framework is intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole and not for the protection of shareholders and creditors.
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
Most of the Corporation’s non-bank subsidiaries also are subject to regulation by the Federal Reserve Board and other federal and state agencies. Frost Securities, Inc. and Frost Brokerage Services, Inc. are regulated by the SEC, the Financial Industry Regulatory Authority (“FINRA”) and state securities regulators. Frost Investment Advisors, LLC is subject to the disclosure and regulatory requirements of the Investment Advisors Act of 1940, as administered by the SEC. The Corporation’s insurance subsidiary is subject to regulation by applicable state insurance regulatory agencies. Other non-bank subsidiaries are subject to both federal and state laws and regulations. Frost Bank and its affiliates are also subject to supervision, regulation, examination and enforcement by the Consumer Financial Protection Bureau (“CFPB”) with respect to consumer protection laws and regulations.
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
The BHC Act, the Bank Merger Act, the Texas Banking Code and other federal and state statutes regulate acquisitions of commercial banks and their parent holding companies. The BHC Act requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition by a bank holding company of more than 5.0% of the voting shares of a commercial bank or its parent holding company. Under the Bank Merger Act, the prior approval of the Federal Reserve Board or other appropriate bank regulatory authority is required for a member bank to merge with another bank or purchase substantially all of the assets or assume any deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the Community Reinvestment Act (see the section captioned “Community Reinvestment Act” included elsewhere in this item) and its compliance with fair housing and other consumer protection laws and the effectiveness of the subject organizations in combating money laundering activities. As part of the approval process in connection with the acquisition of WNB, the Corporation agreed with the Federal Reserve that before bringing them any further expansionary proposals, the Corporation would enhance certain compliance programs, including those related to fair lending. The Corporation is currently working on these enhancements.

Dividends
The principal source of Cullen/Frost’s liquidity is dividends from Frost Bank. The prior approval of the Federal Reserve is required if the total of all dividends declared by a state-chartered member bank in any calendar year would exceed the sum of the bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus or to fund the retirement of preferred stock. Federal law also prohibits a state-chartered, member bank from paying dividends that would be greater than the bank’s undivided profits. Frost Bank is also subject to limitations under Texas state law regarding the level of dividends that may be paid. Under the foregoing dividend restrictions, and while maintaining its “well capitalized” status, Frost Bank could pay aggregate dividends of approximately $363.9 million to Cullen/Frost, without obtaining affirmative governmental approvals, at December 31, 2014. This amount is not necessarily indicative of amounts that may be paid or available to be paid in future periods.
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
In October 2012, as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or “Dodd-Frank”), the Federal Reserve Board published final rules regarding company-run stress testing. The rules require institutions, such as Cullen/Frost and Frost Bank, with average total consolidated assets greater than $10 billion to conduct an annual company-run stress test of capital, consolidated earnings and losses under one base and at least two stress scenarios provided by the federal bank regulators. Implementation of the rules for covered institutions with total consolidated assets between $10 billion and $50 billion began in 2013. The company-run stress tests are conducted using data as of September 30th and scenarios released by the agencies. Stress test results must be reported to the agencies by the following March 31st. Public disclosure of summary stress test results under the severely adverse scenario will begin in June 2015 for stress tests commencing in 2014. The Corporation’s capital ratios reflected in the stress test calculations will be an important factor considered by the Federal Reserve Board in evaluating the capital adequacy of Cullen/Frost and Frost Bank and whether the appropriateness of any proposed payments of dividends or stock repurchases may be an unsafe or unsound practice.
Transactions with Affiliates
Transactions between Frost Bank and its subsidiaries, on the one hand, and Cullen/Frost or any other subsidiary, on the other hand, are regulated under federal banking law. The Federal Reserve Act imposes quantitative and qualitative requirements and collateral requirements on covered transactions by Frost Bank with, or for the benefit of, its affiliates, and generally requires those transactions to be on terms at least as favorable to Frost Bank as if the transaction were conducted with an unaffiliated third party. Covered transactions are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from the affiliate, certain derivative transactions that create a credit exposure to an affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In general, any such transaction by Frost Bank or its subsidiaries must be limited to certain thresholds on an individual and aggregate basis and, for credit transactions with any affiliate, must be secured by designated amounts of specified collateral.
Federal law also limits a bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. Also, the terms of such extensions of credit may not involve more than the normal risk of non-repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons individually and in the aggregate.

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
Capital Requirements
Regulatory Capital Requirements in Effect as of December 31, 2014. Cullen/Frost and Frost Bank are subject to the regulatory capital requirements administered by the Federal Reserve Board, and, for Frost Bank, the FDIC. The federal regulatory authorities’ risk-based capital guidelines in effect as of December 31, 2014 were based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. The requirements were intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the requirements, banking organizations were required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations were assigned to various risk categories. A depository institution’s or holding company’s capital, in turn, was classified in one of two tiers, depending on type:

•
 Core Capital (Tier 1). Tier 1 capital included common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, minority interests in equity accounts of consolidated subsidiaries (and, under existing standards, a limited amount of qualifying trust preferred securities and qualifying cumulative perpetual preferred stock at the holding company level), less goodwill, most intangible assets and certain other assets.

•
Supplementary Capital (Tier 2). Tier 2 capital included, among other things, perpetual preferred stock and trust preferred securities not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for loan and lease losses, subject to limitations.

Cullen/Frost, like other bank holding companies, was required to maintain Tier 1 capital and “total capital” (the sum of Tier 1 and Tier 2 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as letters of credit). Frost Bank, like other depository institutions, was required to maintain similar capital levels under capital adequacy guidelines. In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and total capital ratios had to be at least 6.0% and 10.0% on a risk-adjusted basis, respectively.
Bank holding companies and banks were also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The requirements necessitated a minimum leverage ratio of 3.0% for bank holding companies and member banks that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk. All other bank holding companies and member banks were required to maintain a minimum leverage ratio of 4.0%, unless a different minimum was specified by an appropriate regulatory authority. In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its leverage ratio had to be at least 5.0%. As of December 31, 2014, the Federal Reserve Board had not advised Cullen/Frost or Frost Bank, of any specific minimum leverage ratio applicable to either entity.
Basel III Capital Rules Effective January 1, 2015. In July 2013, Cullen/Frost’s and Frost Bank’s primary federal regulator, the Federal Reserve, published the Basel III Capital Rules establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including Cullen/Frost and Frost Bank, compared to the current U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach, which was derived from the Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel III Capital Rules became effective for Cullen/Frost and Frost Bank on January 1, 2015 (subject to a phase-in period for certain provisions).
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
When fully phased in on January 1, 2019, the Basel III Capital Rules will require Cullen/Frost and Frost Bank to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average quarterly assets (as compared to a current minimum leverage ratio of 3% for banking organizations that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk).
The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to Cullen/Frost or Frost Bank.
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
Under the Basel III Capital Rules, the initial minimum capital ratios that became effective on January 1, 2015 are as follows:

•	4.5% CET1 to risk-weighted assets.

•	6.0% Tier 1 capital to risk-weighted assets.

•	8.0% Total capital to risk-weighted assets.

•	4.0% Tier 1 capital to average quarterly assets
The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under capital standards in effect as of December 31, 2014, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including Cullen/Frost and Frost Bank, may make a one-time permanent election to continue to exclude these items. Cullen/Frost and Frost Bank expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Corporation’s available-for-sale securities portfolio. The Basel III Capital Rules also preclude certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies, subject to phase-out. Trust preferred securities no longer included in the Corporation’s Tier 1 capital may nonetheless be included as a component of Tier 2 capital on a permanent basis without phase-out.

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).
With respect to Frost Bank, the Basel III Capital Rules also revise the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, as discussed below under “Prompt Corrective Action.”
The Basel III Capital Rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. Specific changes to the rules impacting the Corporation’s determination of risk-weighted assets include, among other things:

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
Management believes that, as of December 31, 2014, Cullen/Frost and Frost Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements had been in effect.
Liquidity Requirements
Historically, the regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. Liquidity risk management has become increasingly important since the financial crisis. The Basel III liquidity framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source.
In September 2014, the federal bank regulators approved final rules implementing the LCR for advanced approaches banking organizations (i.e., banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in total on-balance sheet foreign exposure) and a modified version of the LCR for bank holding companies with at least $50 billion in total consolidated assets that are not advanced approach banking organizations, neither of which would apply to Cullen/Frost or Frost Bank. The federal bank regulators have not yet proposed rules to implement the NSFR or addressed the scope of bank organizations to which it will apply. The Basel Committee's final NSFR document states that the NSFR applies to internationally active banks, as did its final LCR document as to that ratio.

Prompt Corrective Action
The Federal Deposit Insurance Act, as amended (“FDIA”), requires among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA includes the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures, which reflect changes under the Basel III Capital Rules that became effective on January 1, 2015, are the total capital ratio, the CET1 capital ratio (a new ratio requirement under the Basel III Capital Rules), the Tier 1 capital ratio and the leverage ratio.
A bank will be (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a CET1 capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater (6.0% prior to January 1, 2015), and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a CET1 capital ratio of 4.5% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater (4.0% prior to January 1, 2015), and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a CET1 capital ratio less than 4.5%, a Tier 1 risk-based capital ratio of less than 6.0% (4.0% prior to January 1, 2015) or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a CET1 capital ratio less than 3%, a Tier 1 risk-based capital ratio of less than 4.0% (3.0% prior to January 1, 2015) or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.
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
Cullen/Frost believes that, as of December 31, 2014, its bank subsidiary, Frost Bank, was “well capitalized” based on the aforementioned ratios. For further information regarding the capital ratios and leverage ratio of Cullen/Frost and Frost Bank see the discussion under the section captioned “Capital and Liquidity” included in Item 7. Management’s

Discussion and Analysis of Financial Condition and Results of Operations and Note 10 - Capital and Regulatory Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, elsewhere in this report.
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
The initial base assessment rate ranges from 5 to 35 basis points on an annualized basis. After the effect of potential base-rate adjustments, the total base assessment rate could range from 2.5 to 45 basis points on an annualized basis. As the DIF reserve ratio grows, the rate schedule will be adjusted downward. Additionally, an institution must pay an additional premium equal to 50 basis points on every dollar (above 3% of an institution’s Tier 1 capital) of long-term, unsecured debt held that was issued by another insured depository institution.
In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.
FDIC deposit insurance expense totaled $13.2 million, $11.7 million and $11.1 million in 2014, 2013 and 2012, respectively. FDIC deposit insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.
Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

The Volcker Rule
The Dodd-Frank Act prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring hedge funds and private equity funds. Although the Corporation is continuing to evaluate the impact of the Volcker Rule and the final rules adopted thereunder, the Corporation does not currently anticipate that the Volcker Rule will have a material effect on the operations of Cullen/Frost and its subsidiaries, as the Corporation does not have any significant engagement in the businesses prohibited by the Volcker Rule. The Corporation may incur costs to adopt additional policies and systems to ensure compliance with the Volcker Rule, but any such costs are not expected to be material.
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
Interchange Fees
Under the Durbin Amendment to the Dodd-Frank Act, the Federal Reserve adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic debit transactions are “reasonable and proportional” to the costs incurred by issuers for processing such transactions.
Interchange fees, or “swipe” fees, are charges that merchants pay to the Corporation and other card-issuing banks for processing electronic payment transactions. Federal Reserve rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. An upward adjustment of no more than 1 cent to an issuer's debit card interchange fee is allowed if the card issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards. The Federal Reserve also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product.
Consumer Financial Protection
The Corporation is subject to a number of federal and state consumer protection laws that extensively govern its relationship with its customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act and these laws’ respective state-law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, restrict the Corporation's ability to raise interest rates and subject the Corporation to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which we operate and civil money penalties. Failure to comply with consumer protection requirements may also result in our failure to obtain any required bank regulatory approval for merger or acquisition transactions the Corporation may wish to pursue or our prohibition from engaging in such transactions even if approval is not required.

The Dodd-Frank Act centralized responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (“CFPB”), and giving it responsibility for implementing, examining and enforcing compliance with federal consumer protection laws. The CFPB focuses on:

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
The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit “unfair, deceptive or abusive” acts and practices. Abusive acts or practices are defined as those that materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service or take unreasonable advantage of a consumer’s (i) lack of financial savvy, (ii) inability to protect himself in the selection or use of consumer financial products or services, or (iii) reasonable reliance on a covered entity to act in the consumer’s interests. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or injunction. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets, as well as their affiliates.
Banking regulators take into account compliance with consumer protection laws when considering approval of a proposed transaction.
Community Reinvestment Act
The Community Reinvestment Act of 1977 (“CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire any company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Furthermore, banking regulators take into account CRA ratings when considering approval of a proposed transaction. Frost Bank received a rating of “satisfactory” in its most recent CRA examination in 2013.
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
Anti-Money Laundering and the USA Patriot Act
A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001, or the USA Patriot Act, substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must use enhanced due diligence procedures in their dealings with certain types of high-risk customers and implement a written customer identification program. Financial institutions must take certain steps to assist government agencies in detecting and preventing money laundering and report certain types of suspicious transactions. Regulatory authorities routinely examine financial institutions for compliance with these obligations, and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.
Office of Foreign Assets Control Regulation
The U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. The Corporation is responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.
Incentive Compensation
The Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, such as the Corporation and Frost Bank, having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. Officials from the Federal Reserve have recently indicated that they are preparing a new rule on incentive compensation.
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
Future Legislation and Regulation
Congress may enact legislation from time to time that affects the regulation of the financial services industry, and state legislatures may enact legislation from time to time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted, although enactment of the proposed legislation could impact the regulatory structure under which the Corporation operates and may significantly increase costs, impede the efficiency of internal business processes, require an increase in regulatory capital, require modifications to the Corporation's business strategy, and limit the Corporation's ability to pursue business opportunities in an efficient manner. A change in statutes, regulations or regulatory policies applicable to Cullen/Frost or any of its subsidiaries could have a material, adverse effect on the Corporation’s business, financial condition and results of operations.
Employees
At December 31, 2014, the Corporation employed 4,154 full-time equivalent employees. None of the Corporation’s employees are represented by collective bargaining agreements. The Corporation believes its employee relations to be good.
Executive Officers of the Registrant
The names, ages as of December 31, 2014, recent business experience and positions or offices held by each of the executive officers of Cullen/Frost are as follows:

Name and Position Held	Age	Recent Business Experience

Richard W. Evans, Jr. Chairman of the Board, Chief Executive Officer and Director of Cullen/Frost	68	Officer of Frost Bank since 1973. Chairman of the Board and Chief Executive Officer of Cullen/Frost from October 1997 to present.
Patrick B. Frost President of Frost Bank and Director	54	Officer of Frost Bank since 1985. President of Frost Bank from August 1993 to present. Director of Cullen/Frost from May 1997 to present.
Phillip D. Green President of Cullen/Frost	60
Officer of Frost Bank since July 1980. Group Executive Vice President, Chief Financial Officer of Cullen/Frost from October 1995 to January 2015. President of Cullen/Frost from January 2015 to present.

Jerry Salinas Group Executive Vice President, Chief Financial Officer of Cullen/Frost	56
Officer of Frost Bank since January 1986. Senior Executive Vice President, Treasurer of Cullen/Frost from 1997 to January 2015. Group Executive Vice President, Chief Financial Officer of Cullen/Frost from January 2015 to present.

David W. Beck President, Chief Business Banking Officer of Frost Bank	64	Officer of Frost Bank since July 1973. President, Chief Business Banking Officer of Frost Bank from February 2001 to present.
Robert A. Berman Group Executive Vice President, E-Commerce Operations, Research and Strategy of Frost Bank	52	Officer of Frost Bank since January 1989. Group Executive Vice President, E-Commerce Operations Research and Strategy of Frost Bank from May 2001 to present.
Paul H. Bracher Group Executive Vice President, Chief Banking Officer of Frost Bank	58
Officer of Frost Bank since January 1982. President, State Regions of Frost Bank from February 2001 to January 2015. Group Executive Vice President, Chief Banking Officer of Frost Bank from January 2015 to present.

Richard Kardys Group Executive Vice President, Frost Wealth Advisors of Frost Bank	68	Officer of Frost Bank since January 1977. Group Executive Vice President, Frost Wealth Advisors of Frost Bank from May 2001 to present.
Paul J. Olivier Group Executive Vice President, Chief Consumer Banking Officer of Frost Bank	62	Officer of Frost Bank since August 1976. Group Executive Vice President, Chief Consumer Banking Officer of Frost Bank from May 2001 to present.
William L. Perotti Group Executive Vice President, Chief Risk Officer of Frost Bank	57
Officer of Frost Bank since December 1982. Group Executive Vice President, Chief Credit Officer of Frost Bank from May 2001 to January 2015. Chief Risk Officer of Frost Bank from April 2005 to present.

Emily A. Skillman Group Executive Vice President, Chief Human Resources Officer of Frost Bank	70	Officer of Frost Bank since January 1998. Group Executive Vice President, Chief Human Resources Officer of Frost Bank from October 2003 to present.
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
Risks Related To The Corporation’s Business
The Corporation’s Business May Be Adversely Affected By Conditions In The Financial Markets and Economic Conditions Generally
In recent years, economic growth and business activity across a wide range of industries and regions in the U.S. has been slow and uneven. Furthermore, there are continuing concerns related to the level of U.S. government debt and fiscal actions that may be taken to address that debt. There can be no assurance that economic conditions will continue to improve, and these conditions could worsen. In addition, declining oil prices, on-going federal budget negotiations, the implementation of the employer mandate under the Patient Protection and Affordable Care Act and the level of U.S. debt may have a destabilizing effect on financial markets.
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
Overall, during recent years, the business environment has been adverse for many households and businesses in the United States and worldwide. While economic conditions in the State of Texas, the United States and worldwide have shown signs of improvement, there can be no assurance that this improvement will continue. Economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and savings habits. Such conditions could have a material adverse effect on the credit quality of the Corporation’s loans and the Corporation’ business, financial condition and results of operations.
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
As of December 31, 2014, approximately 88.9% of the Corporation’s loan portfolio consisted of commercial and industrial, construction and commercial real estate mortgage loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Corporation’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s business, financial condition and results of operations.
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
The Corporation’s Profitability Depends Significantly On Economic Conditions In The State Of Texas
The Corporation’s success depends primarily on the general economic conditions of the State of Texas and the specific local markets in which the Corporation operates. Unlike larger national or other regional banks that are more geographically diversified, the Corporation provides banking and financial services to customers across Texas through financial centers in the Austin, Corpus Christi, Dallas, Fort Worth, Houston, Permian Basin, Rio Grande Valley and

San Antonio regions. The local economic conditions in these areas have a significant impact on the demand for the Corporation’s products and services as well as the ability of the Corporation’s customers to repay loans, the value of the collateral securing loans and the stability of the Corporation’s deposit funding sources. Moreover, approximately 97.4% of the securities in the Corporation’s municipal bond portfolio were issued by political subdivisions or agencies within the State of Texas. A significant decline in general economic conditions in Texas, whether caused by recession, inflation, unemployment, changes in oil prices, changes in securities markets, acts of terrorism, outbreak of hostilities or other international or domestic occurrences or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Corporation’s business, financial condition and results of operations.
The Corporation May Be Adversely Affected By Declining Crude Oil Prices
Recent decisions by certain members the Organization of Petroleum Exporting Countries (“OPEC”) to maintain higher crude oil production levels have led to increased global oil supplies which has resulted in significant declines in market oil prices. Decreased market oil prices have compressed margins for many U.S. and Texas-based oil producers, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others. As of December 31, 2014, energy loans comprised approximately 16.1% of the Corporation’s loan portfolio. Furthermore, energy production and related industries represent a large part of the economies in some of the Corporation’s primary markets. As of December 31, 2014, the price per barrel of crude oil was approximately $53 compared to approximately $98 as of December 31, 2013. While many of the Corporation’s customers have hedged their exposure to oil price changes in the near term, if oil prices remain at these low levels for an extended period, the Corporation could experience weaker energy loan demand and increased losses within its energy portfolio. Furthermore, a prolonged period of low oil prices could also have a negative impact on the U.S. economy and, in particular, the economies of energy-dominant states such as Texas. Accordingly, a prolonged period of low oil prices could have a material adverse effect on the Corporation’s business, financial condition and results of operations.
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
The Corporation Operates In A Highly Competitive Industry and Market Area
The Corporation faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within the various markets where the Corporation operates. The Corporation also faces competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Also, technology and other changes have lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks. For example, consumers can maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. Further, many of the Corporation’s competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Corporation can.
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
The Corporation Is Subject To Extensive Government Regulation and Supervision and Possible Enforcement and Other Legal Actions
The Corporation, primarily through Cullen/Frost, Frost Bank and certain non-bank subsidiaries, is subject to extensive federal and state regulation and supervision, which vests a significant amount of discretion in the various regulatory authorities. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. These regulations and supervisory guidance affect the Corporation’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes. Other changes to statutes, regulations or regulatory policies or supervisory guidance, including changes in interpretation or implementation of statutes, regulations, policies or supervisory guidance, could affect the Corporation in substantial and unpredictable ways. Such changes could subject the Corporation to additional costs, limit the types of financial services and products the Corporation may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, policies or supervisory guidance could result in enforcement and other legal actions by Federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, the revocation of a banking charter, other sanctions by regulatory agencies, civil money penalties and/or reputational damage. In this regard, government authorities, including the bank regulatory agencies, are pursuing aggressive enforcement actions with respect to compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived compliance failures. Any of the foregoing could have a material adverse effect on the Corporation’s business, financial condition and results of operations.
See the sections captioned “Supervision and Regulation” included in Item 1. Business and Note 10 - Capital and Regulatory Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which are located elsewhere in this report.
The Corporation’s Accounting Estimates and Risk Management Processes Rely On Analytical and Forecasting Models
The processes the Corporation uses to estimate its probable loan losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on the Corporation’s financial condition and results of operations, depends upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models the Corporation uses for interest rate risk and asset-liability management are inadequate, the Corporation may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models the Corporation uses for determining its probable loan losses are inadequate, the allowance for loan losses may not be sufficient to support future charge-offs. If the models the Corporation uses to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what the Corporation could realize upon sale or settlement of such financial instruments. Any such failure in the Corporation’s analytical or forecasting models could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

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
The Value Of The Corporation’s Goodwill and Other Intangible Assets May Decline In The Future
As of December 31, 2014, the Corporation had $666.1 million of goodwill and other intangible assets. A significant decline in the Corporation’s expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of Cullen/Frost’s common stock may necessitate taking charges in the future related to the impairment of the Corporation’s goodwill and other intangible assets. If the Corporation were to conclude that a future write-down of goodwill and other intangible assets is necessary, the Corporation would record the appropriate charge, which could have a material adverse effect on the Corporation’s business, financial condition and results of operations.
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
See the section captioned “Supervision and Regulation” in Item 1. Business and Note 10 - Capital and Regulatory Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which are located elsewhere in this report.
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
As part of the approval process in connection with the acquisition of WNB, the Corporation agreed with the Federal Reserve that before bringing them any further expansionary proposals, the Corporation would enhance certain compliance programs, including those related to fair lending. The Corporation is currently working on these enhancements.
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
The Corporation Continually Encounters Technological Change
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Corporation’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Corporation’s operations. Many of the Corporation’s competitors have substantially greater resources to invest in technological improvements. The Corporation may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on the Corporation’s business, financial condition and results of operations.
The Corporation Is Subject To Claims and Litigation Pertaining To Fiduciary Responsibility
From time to time, customers make claims and take legal action pertaining to the Corporation’s performance of its fiduciary responsibilities. Whether customer claims and legal action related to the Corporation’s performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the Corporation they may result in significant financial liability and/or adversely affect the market perception of the Corporation and its products and services as well as impact customer demand for those products and services. Any financial liability or reputational damage could have a material adverse effect on the Corporation’s business, financial condition and results of operations.
The Corporation’s Operations Rely On Certain External Vendors
The Corporation relies on certain external vendors to provide products and services necessary to maintain day-to-day operations of the Corporation. Accordingly, the Corporation’s operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements, because of changes in the vendor’s organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to the Corporation’s operations, which could have a material adverse effect on the Corporation’s business and, in turn, the Corporation’s financial condition and results of operations.

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
General market fluctuations, including real or anticipated changes in the strength of the Texas economy; industry factors and general economic and political conditions and events, such as economic slowdowns or recessions; interest rate changes or credit loss trends could also cause the Corporation’s stock price to decrease regardless of operating results.
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
As more fully discussed in Note 10 - Capital and Regulatory Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which are located elsewhere in this report, the ability of the Corporation to declare or pay dividends on its common stock may also be subject to certain restrictions in the event that the Corporation elects to defer the payment of interest on its junior subordinated deferrable interest debentures or does not declare and pay dividends on its Series A Preferred Stock.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
The Corporation’s headquarters are located in downtown San Antonio, Texas. These facilities, which are owned by the Corporation, house the Corporation’s executive and primary administrative offices, as well as the principal banking headquarters of Frost Bank. The Corporation also owns or leases other facilities within its primary market areas in the regions of Austin, Corpus Christi, Dallas, Fort Worth, Houston, Permian Basin, Rio Grande Valley and San Antonio. The Corporation considers its properties to be suitable and adequate for its present needs.
ITEM 3. LEGAL PROCEEDINGS
The Corporation is subject to various claims and legal actions that have arisen in the course of conducting business. Management does not expect the ultimate disposition of these matters to have a material adverse effect on the Corporation’s business, financial condition and results of operations.
ITEM 4. MINE SAFETY DISCLOSURES
None

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Market Prices and Dividends
The Corporation’s common stock is traded on the New York Stock Exchange, Inc. (“NYSE”) under the symbol “CFR”. The tables below set forth for each quarter of 2014 and 2013 the high and low intra-day sales prices per share of Cullen/Frost’s common stock and the cash dividends declared per share.

	2014		2013
Sales Price Per Share	High	Low	High	Low
First quarter	$78.96	$69.87	$62.62	$54.91
Second quarter	80.38	72.37	67.20	59.11
Third quarter	81.73	75.32	76.36	66.96
Fourth quarter	82.00	67.46	74.67	69.12

Cash Dividends Per Share	2014	2013
First quarter	$0.50	$0.48
Second quarter	0.51	0.50
Third quarter	0.51	0.50
Fourth quarter	0.51	0.50
Total	$2.03	$1.98
As of December 31, 2014, there were 63,149,423 shares of the Corporation’s common stock outstanding held by 1,335 holders of record. The closing price per share of common stock on December 31, 2014, the last trading day of the Corporation’s fiscal year, was $70.64.
The Corporation’s management is currently committed to continuing to pay regular cash dividends; however, there can be no assurance as to future dividends because they are dependent on the Corporation’s future earnings, capital requirements and financial condition. See the section captioned “Supervision and Regulation” included in Item 1. Business, the section captioned “Capital and Liquidity” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 10 - Capital and Regulatory Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, all of which are included elsewhere in this report.
Stock-Based Compensation Plans
Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2014, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below. Additional information regarding stock-based compensation plans is presented in Note 12 - Employee Benefit Plans in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data located elsewhere in this report.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards	Weighted-Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants
Plans approved by shareholders	5,029,882	58.99	1,973,427
Plans not approved by shareholders	—	—	—
Total	5,029,882	58.99	1,973,427

Stock Repurchase Plans
From time to time, the Corporation has maintained several stock repurchase plans authorized by the Corporation’s board of directors. In general, stock repurchase plans allow the Corporation to proactively manage its capital position and return excess capital to shareholders. Shares purchased under such plans also provide the Corporation with shares of common stock necessary to satisfy obligations related to stock compensation awards. During 2013, the Corporation implemented an accelerated share repurchase as a part of stock repurchase program authorized by the Corporation's board of directors in December 2012 to buy up to $150.0 million of the Corporation's common stock. The Corporation repurchased 2,236,748 shares at a total cost of $144.0 million under the accelerated share repurchase. No shares were repurchased under stock repurchase plans during 2014 or 2012. As of December 31, 2014, the Corporation did not have any active stock repurchase plans.
The following table provides information with respect to purchases made by or on behalf of the Corporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation’s common stock during the fourth quarter of 2014.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans at the End of the Period
October 1, 2014 to October 31, 2014	18,871	(1)	$77.19	—	$—
November 1, 2014 to November 30, 2014	—		—	—	—
December 1, 2014 to December 31, 2014	—		—	—	—
Total	18,871		$77.19	—

(1)	All of these repurchases were made in connection with the vesting of certain share awards.

Performance Graph
The performance graph below compares the cumulative total shareholder return on Cullen/Frost Common Stock with the cumulative total return on the equity securities of companies included in the Standard & Poor’s 500 Stock Index and the Standard and Poor’s 500 Bank Index, measured at the last trading day of each year shown. The graph assumes an investment of $100 on December 31, 2009 and reinvestment of dividends on the date of payment without commissions. The performance graph represents past performance and should not be considered to be an indication of future performance.

	2009	2010	2011	2012	2013	2014
Cullen/Frost	$100.00	$126.35	$113.20	$120.10	$169.66	$165.35
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
S&P 500 Banks	100.00	119.84	107.00	132.92	180.41	208.39

ITEM 6. SELECTED FINANCIAL DATA
The following consolidated selected financial data is derived from the Corporation’s audited financial statements as of and for the five years ended December 31, 2014. The following consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included elsewhere in this report. All of the Corporation’s acquisitions during the five years ended December 31, 2014 were accounted for using the purchase method. Accordingly, the operating results of the acquired companies are included with the Corporation’s results of operations since their respective dates of acquisition. Dollar amounts, except per share data, and common shares outstanding are in thousands.

	Year Ended December 31,
	2014	2013	2012	2011	2010
Consolidated Statements of Income
Interest income:
Loans, including fees	$440,958	$415,230	$401,364	$397,855	$409,651
Securities	249,705	219,904	225,844	218,744	202,713
Interest-bearing deposits	10,725	7,284	4,300	6,357	4,901
Federal funds sold and resell agreements	83	82	104	61	74
Total interest income	701,471	642,500	631,612	623,017	617,339
Interest expense:
Deposits	11,022	14,459	18,099	22,179	29,973
Federal funds purchased and repurchase agreements	134	121	140	312	437
Junior subordinated deferrable interest debentures	2,488	6,426	6,806	6,783	6,982
Subordinated notes payable and other borrowings	893	939	1,706	11,967	16,488
Total interest expense	14,537	21,945	26,751	41,241	53,880
Net interest income	686,934	620,555	604,861	581,776	563,459
Provision for loan losses	16,314	20,582	10,080	27,445	43,611
Net interest income after provision for loan losses	670,620	599,973	594,781	554,331	519,848
Non-interest income:
Trust and investment management fees	106,237	91,375	83,317	78,297	72,321
Service charges on deposit accounts	81,946	81,432	83,392	86,125	91,025
Insurance commissions and fees	45,115	43,140	39,948	35,421	34,015
Interchange and debit card transaction fees	18,372	16,979	16,933	29,625	30,542
Other charges, commissions and fees	36,180	34,185	30,180	27,750	25,380
Net gain (loss) on securities transactions	38	1,176	4,314	6,414	6
Other	32,256	34,531	30,703	26,370	28,744
Total non-interest income	320,144	302,818	288,787	290,002	282,033
Non-interest expense:
Salaries and wages	292,349	273,692	258,752	252,028	239,589
Employee benefits	60,151	62,407	57,635	52,939	52,352
Net occupancy	55,745	50,468	48,975	46,968	46,166
Furniture and equipment	62,087	58,443	55,279	51,469	47,651
Deposit insurance	13,232	11,682	11,087	12,714	20,451
Intangible amortization	3,520	3,141	3,896	4,387	5,125
Other	167,656	152,077	139,469	137,593	124,207
Total non-interest expense	654,740	611,910	575,093	558,098	535,541
Income before income taxes	336,024	290,881	308,475	286,235	266,340
Income taxes	58,047	53,015	70,523	68,700	57,576
Net income	277,977	237,866	237,952	217,535	208,764
Preferred stock dividends	8,063	6,719	—	—	—
Net income available to common shareholders	$269,914	$231,147	$237,952	$217,535	$208,764

	As of or for the Year Ended December 31,
	2014	2013	2012	2011	2010
Per Common Share Data
Net income - basic	$4.32	$3.82	$3.87	$3.55	$3.44
Net income - diluted	4.29	3.80	3.86	3.54	3.44
Cash dividends declared and paid	2.03	1.98	1.90	1.83	1.78
Book value	42.87	39.13	39.32	37.27	33.74
Common Shares Outstanding
Period-end	63,149	60,566	61,479	61,264	61,108
Weighted-average shares - basic	62,072	60,350	61,298	61,101	60,411
Dilutive effect of stock compensation	902	766	345	177	175
Weighted - average shares - diluted	62,974	61,116	61,643	61,278	60,586
Performance Ratios
Return on average assets	1.05%	1.02%	1.14%	1.17%	1.21%
Return on average common equity	10.51	9.93	10.03	10.01	10.30
Net interest income to average earning assets	3.41	3.41	3.59	3.88	4.08
Dividend pay-out ratio	47.12	51.75	49.11	51.58	51.75
Balance Sheet Data
Period-end:
Loans	$10,987,535	$9,515,700	$9,223,848	$7,995,129	$8,117,020
Earning assets	26,052,339	22,238,286	21,148,475	18,497,987	15,806,350
Total assets	28,277,775	24,312,939	23,124,069	20,317,245	17,617,092
Non-interest-bearing demand deposits	10,149,061	8,311,149	8,096,937	6,672,555	5,360,436
Interest-bearing deposits	13,986,869	12,377,637	11,400,429	10,084,193	9,118,906
Total deposits	24,135,930	20,688,786	19,497,366	16,756,748	14,479,342
Long-term debt and other borrowings	237,115	223,712	223,719	223,738	373,757
Shareholders’ equity	2,851,403	2,514,161	2,417,482	2,283,537	2,061,680
Average:
Loans	$10,299,025	$9,229,574	$8,456,818	$8,042,968	$8,125,150
Earning assets	23,877,476	20,991,221	19,015,707	16,769,028	15,333,348
Total assets	25,767,738	22,752,037	20,826,885	18,568,967	17,186,572
Non-interest-bearing demand deposits	9,125,030	7,657,774	7,021,927	5,738,982	5,023,780
Interest-bearing deposits	12,927,729	11,610,320	10,270,173	9,483,633	9,023,839
Total deposits	22,052,759	19,268,094	17,292,100	15,222,615	14,047,619
Long-term debt and other borrowings	231,607	223,713	223,728	310,870	382,651
Shareholders’ equity	2,712,226	2,455,041	2,372,745	2,172,096	2,027,699
Asset Quality
Allowance for loan losses	$99,542	$92,438	$104,453	$110,147	$126,316
Allowance for losses to year-end loans	0.91%	0.97%	1.13%	1.38%	1.56%
Net loan charge-offs	$9,210	$32,597	$15,774	$43,614	$42,604
Net loan charge-offs to average loans	0.09%	0.35%	0.19%	0.54%	0.52%
Non-performing assets	$65,176	$69,773	$105,246	$120,946	$164,950
Non-performing assets to:
Total loans plus foreclosed assets	0.59%	0.73%	1.14%	1.51%	2.03%
Total assets	0.23	0.29	0.46	0.60	0.94
Consolidated Capital Ratios
Tier 1 risk-based capital ratio	13.68%	14.39%	13.68%	14.38%	13.82%
Total risk-based capital ratio	14.55	15.52	15.11	16.24	15.91
Leverage ratio	8.16	8.49	8.28	8.66	8.68
Average shareholders’ equity to average total assets	10.53	10.79	11.39	11.70	11.80

The following tables set forth unaudited consolidated selected quarterly statement of operations data for the years ended December 31, 2014 and 2013. Dollar amounts are in thousands, except per share data.

	Year Ended December 31, 2014
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$182,825	$181,885	$173,055	$163,706
Interest expense	3,833	3,907	3,426	3,371
Net interest income	178,992	177,978	169,629	160,335
Provision for loan losses	4,400	390	4,924	6,600
Non-interest income(1)	82,642	80,862	79,150	77,490
Non-interest expense	169,001	163,828	163,970	157,941
Income before income taxes	88,233	94,622	79,885	73,284
Income taxes	15,529	17,007	13,415	12,096
Net income	72,704	77,615	66,470	61,188
Preferred stock dividends	2,016	2,016	2,015	2,016
Net income available to common shareholders	$70,688	$75,599	$64,455	$59,172
Net income per common share:
Basic	$1.12	$1.20	$1.03	$0.97
Diluted	1.11	1.19	1.02	0.96

	Year Ended December 31, 2013
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$163,869	$160,851	$159,018	$158,762
Interest expense	4,661	5,498	5,837	5,949
Net interest income	159,208	155,353	153,181	152,813
Provision for loan losses	5,899	5,108	3,575	6,000
Non-interest income(2)	78,538	73,991	72,509	77,780
Non-interest expense	154,515	151,823	149,758	155,814
Income before income taxes	77,332	72,413	72,357	68,779
Income taxes	14,761	11,969	12,694	13,591
Net income	62,571	60,444	59,663	55,188
Preferred stock dividends	2,016	2,015	2,688	—
Net income available to common shareholders	$60,555	$58,429	$56,975	$55,188
Net income per common share:
Basic	$1.00	$0.96	$0.95	$0.91
Diluted	0.99	0.96	0.94	0.91

(1)	Includes net gains on securities transactions of $3 thousand, $33 thousand and $2 thousand during the fourth, third and second quarters of 2014, respectively.

(2)
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
Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	Local, regional, national and international economic conditions and the impact they may have on the Corporation and its customers and the Corporation’s assessment of that impact.

•	Volatility and disruption in national and international financial markets.

•	Government intervention in the U.S. financial system.

•	Changes in the mix of loan geographies, sectors and types or the level of non-performing assets and charge-offs.

•	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.

•	The effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board.

•	Inflation, interest rate, crude oil price, securities market and monetary fluctuations.

•	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Corporation and its subsidiaries must comply.

•	The soundness of other financial institutions.

•	Political instability.

•	Impairment of the Corporation’s goodwill or other intangible assets.

•	Acts of God or of war or terrorism.

•	The timely development and acceptance of new products and services and perceived overall value of these products and services by users.

•	Changes in consumer spending, borrowings and savings habits.

•	Changes in the financial performance and/or condition of the Corporation’s borrowers.

•	Technological changes.

•	Acquisitions and integration of acquired businesses.

•	The ability to increase market share and control expenses.

•	The Corporation’s ability to attract and retain qualified employees.

•	Changes in the competitive environment in the Corporation’s markets and among banking organizations and other financial service providers.

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
Accounting policies related to the allowance for loan losses are considered to be critical, as these policies involve considerable subjective judgment and estimation by management. The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Corporation’s allowance for loan loss methodology includes allowance allocations calculated in accordance with Accounting Standards Codification (ASC) Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio, as well as trends in the foregoing. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Corporation’s control, including the performance of the Corporation’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion and Note 4 - Loans in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data elsewhere in this report for further details of the risk factors considered by management in estimating the necessary level of the allowance for loan losses.
Overview
The following discussion and analysis presents the more significant factors affecting the Corporation’s financial condition as of December 31, 2014 and 2013 and results of operations for each of the years in the three-year period ended December 31, 2014. This discussion and analysis should be read in conjunction with the Corporation’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report. The Corporation acquired WNB Bancshares, Inc., a privately-held bank holding company located in Odessa, Texas (“WNB”) during 2014, a Houston-based insurance agency specializing in commercial lines insurance products during 2013 and a human resources consulting firm in the Houston market area, with offices in Dallas and Austin, in 2012. All of the Corporation’s acquisitions during the reported periods were accounted for as purchase transactions, and as such, their related results of operations are included from the date of acquisition, though none of these acquisitions had a significant impact on the Corporation’s financial statements during their respective reporting periods.
Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 35% federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.
Dollar amounts in tables are stated in thousands, except for per share amounts.

Results of Operations
Net income available to common shareholders totaled $269.9 million, or $4.29 diluted per common share, in 2014 compared to $231.1 million, or $3.80 diluted per common share, in 2013 and $238.0 million, or $3.86 diluted per common share, in 2012. During the second quarter of 2014, the Corporation acquired WNB Bancshares, Inc. (“WNB”). Accordingly, the operating results of WNB are included with the Corporation's results of operations since May 30, 2014. See Note 2 - Mergers and Acquisitions in the accompanying consolidated financial statements.
Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	2014	2013	2012
Taxable-equivalent net interest income	$807,937	$710,850	$668,176
Taxable-equivalent adjustment	121,003	90,295	63,315
Net interest income	686,934	620,555	604,861
Provision for loan losses	16,314	20,582	10,080
Non-interest income	320,144	302,818	288,787
Non-interest expense	654,740	611,910	575,093
Income before income taxes	336,024	290,881	308,475
Income taxes	58,047	53,015	70,523
Net income	277,977	237,866	237,952
Preferred stock dividends	8,063	6,719	—
Net income available to common shareholders	$269,914	$231,147	$237,952
Earnings per common share - basic	$4.32	$3.82	$3.87
Earnings per common share - diluted	4.29	3.80	3.86
Dividends per common share	2.03	1.98	1.90
Return on average assets	1.05%	1.02%	1.14%
Return on average common equity	10.51	9.93	10.03
Average shareholders' equity to average assets	10.53	10.79	11.39
Net income available to common shareholders increased $38.8 million for 2014 compared to 2013. The increase was primarily the result of a $66.4 million increase in net interest income, a $17.3 million increase in non-interest income and a $4.3 million decrease in the provision for loan losses partly offset by a $42.8 million increase in non-interest expense, a $5.0 million increase in income tax expense and a $1.3 million increase in preferred stock dividends. Net income available to common shareholders decreased $6.8 million for 2013 compared to 2012. The decrease was primarily the result of a $36.8 million increase in non-interest expense, a $10.5 million increase in the provision for loan losses and $6.7 million related to preferred stock dividends partly offset by a $17.5 million decrease in income tax expense, a $15.7 million increase in net interest income and a $14.0 million increase in non-interest income.
The Corporation's preferred stock was issued on February 15, 2013. The initial quarterly dividend payment during the second quarter of 2013 occurred on June 15, 2013. This dividend payment included an additional amount applicable to the period from the issuance date through March 15, 2013, the start date of the normal quarterly dividend cycle. Future dividends payments on preferred stock are expected to continue at a rate of $8.1 million per year, paid over four equal, quarterly installments.
Details of the changes in the various components of net income are further discussed below.

Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Corporation’s largest source of revenue, representing 68.2% of total revenue during 2014. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.
The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Corporation’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, remained at 3.25% during 2014, 2013 and 2012. The Corporation’s loan portfolio is also impacted, to a lesser extent, by changes in the London Interbank Offered Rate (LIBOR). At December 31, 2014, the one-month and three-month U.S. dollar LIBOR rates were 0.15% and 0.23%, respectively, while at December 31, 2013, the one-month and three-month U.S. dollar LIBOR rates were 0.17% and 0.25%, respectively. The intended federal funds rate, which is the cost of immediately available overnight funds, remained at zero to 0.25% during 2014, 2013 and 2012.
The Corporation’s balance sheet has historically been asset sensitive, meaning that earning assets generally reprice more quickly than interest-bearing liabilities. Therefore, the Corporation’s net interest margin was likely to increase in sustained periods of rising interest rates and decrease in sustained periods of declining interest rates. During the fourth quarter of 2007, in an effort to make the Corporation’s balance sheet less sensitive to changes in interest rates, the Corporation entered into various interest rate swaps which effectively converted certain variable-rate loans into fixed-rate instruments for a period of seven years. During the fourth quarter of 2008, the Corporation also entered into an interest rate swap which effectively converted variable-rate debt into fixed-rate debt for a period of five years. As a result of these actions, the Corporation’s balance sheet was more interest-rate neutral and changes in interest rates had a less significant impact on the Corporation’s net interest margin than would have otherwise been the case. During the fourth quarter of 2009, a portion of the interest rate swaps on variable-rate loans were terminated, while the remaining interest rate swaps on variable-rate loans were terminated during the fourth quarter of 2010. These actions increased the asset sensitivity of the Corporation’s balance sheet. The accumulated gain on the interest rate swaps upon settlement was deferred and amortized over the original lives of the underlying swap contracts. The amortization of the deferred accumulated gain ended in October 2014. As of December 31, 2013, the deferred accumulated gain applicable to the settled interest rate swap contracts included in accumulated other comprehensive income totaled $30.6 million ($19.9 million on an after-tax basis), all of which was recognized in interest income during 2014. See Note 16 - Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report for additional information related to these interest rate swaps.
The Corporation is primarily funded by core deposits, with non-interest-bearing demand deposits historically being a significant source of funds. This lower-cost funding base is expected to have a positive impact on the Corporation’s net interest income and net interest margin in a rising interest rate environment. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) repealed the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. To date, the Corporation has not experienced any significant additional interest costs as a result of the repeal; however, the Corporation may begin to incur interest costs associated with certain demand deposits in the future as market conditions warrant. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk elsewhere in this report for information about the expected impact of this legislation on the Corporation’s sensitivity to interest rates. Further analysis of the components of the Corporation’s net interest margin is presented below.

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

	2014 vs. 2013			2013 vs. 2012
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Rate	Volume	Total	Rate	Volume	Total
Interest-bearing deposits	$—	$3,441	$3,441	$(171)	$3,155	$2,984
Federal funds sold and resell agreements	(10)	11	1	16	(38)	(22)
Securities:
Taxable	11,531	(16,317)	(4,786)	(11,862)	(22,697)	(34,559)
Tax-exempt	(6,249)	71,350	65,101	(23,392)	79,027	55,635
Loans, net of unearned discounts	(21,052)	46,974	25,922	(22,518)	36,348	13,830
Total earning assets	(15,780)	105,459	89,679	(57,927)	95,795	37,868
Savings and interest checking	(659)	262	(397)	(449)	152	(297)
Money market deposit accounts	(3,144)	905	(2,239)	(3,565)	1,571	(1,994)
Time accounts	(404)	(11)	(415)	(1,131)	(184)	(1,315)
Public funds	(351)	(35)	(386)	(107)	73	(34)
Federal funds purchased and repurchase agreements	—	13	13	—	(19)	(19)
Junior subordinated deferrable interest debentures	(4,324)	386	(3,938)	(380)	—	(380)
Subordinated notes payable and other notes	(46)	—	(46)	(766)	—	(766)
Federal Home Loan Bank advances	—	—	—	—	(1)	(1)
Total interest-bearing liabilities	(8,928)	1,520	(7,408)	(6,398)	1,592	(4,806)
Net change	$(6,852)	$103,939	$97,087	$(51,529)	$94,203	$42,674
Taxable-equivalent net interest income for 2014 increased $97.1 million, or 13.7%, compared to 2013. The increase primarily related to an increase in the average volume of interest-earning assets. The average volume of interest-earning assets for 2014 increased $2.9 billion or 13.7% compared to 2013. The increase in earning assets was primarily due to a $1.3 billion increase in average interest-bearing deposits, a $1.1 billion increase in average loans and a $474.7 million increase in average securities. The increase in the average volume of interest-earning assets during 2014 was partly related to the aforementioned acquisition of WNB during the second quarter of 2014. The Corporation acquired cash and cash equivalents totaling $879.7 million, loans totaling $670.6 million and securities totaling $154.2 million in connection with this acquisition.
The net interest margin remained flat at 3.41% during 2014 and 2013. The net interest margin during 2014 was positively impacted by an increase in the average yield on securities, which resulted from an increase in the relative proportion of higher-yielding tax-exempt municipal securities relative to lower-yielding taxable securities, combined with a decrease in the average cost of funds. The net interest margin was negatively impacted by an increase in the relative proportion of average interest-earning assets invested in lower-yielding, interest-bearing deposits during 2014 compared to 2013 while the relative proportion of interest-earning assets invested in higher-yielding securities and loans decreased. The net interest margin was also negatively impacted by a decrease in the average yield on loans. These items are more fully discussed below. The average yield on interest-earning assets decreased 5 basis points to 3.47% during 2014 from 3.52% during 2013 while the average cost of interest-bearing funds decreased 7 basis points from 0.18% during 2013 to 0.11% during 2014. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. As stated above, market interest rates have remained at historically low levels during the reported periods. The effect of lower average market interest rates during the reported periods on the average yield on average interest-earning assets was partly limited by the aforementioned interest rate swaps on variable-rate loans.

Taxable-equivalent net interest income for 2013 increased $42.7 million, or 6.4%, compared to 2012. The increase primarily related to an increase in the average volume of interest-earning assets partly offset by a decrease in the net interest margin. The average volume of interest-earning assets for 2013 increased $2.0 billion or 10.4% compared to 2012. The net interest margin decreased 18 basis points from 3.59% during 2012 to 3.41% during 2013. The decrease in the net interest margin was partly due to an increase in the relative proportion of average interest-earning assets invested in lower-yielding, interest-bearing deposits during 2013 compared to 2012 while the relative proportion of average interest-earning assets invested in higher-yielding securities and loans decreased. The net interest margin was also negatively impacted by a decrease in the average yield on loans. The net interest margin was positively impacted by an increase in the average yield on securities which resulted from an increase in the relative proportion of higher-yielding tax-exempt municipal securities relative to lower-yielding taxable securities. The average yield on interest-earning assets decreased 21 basis points to 3.52% during 2013 from 3.73% during 2012 while the average cost of interest-bearing funds decreased 6 basis points from 0.24% during 2012 to 0.18% during 2013.
The average volume of loans increased $1.1 billion, or 11.6%, in 2014 compared to 2013 and increased $772.8 million, or 9.1%, in 2013 compared to 2012. As discussed above, the Corporation acquired $670.6 million in loans in connection with the acquisition of WNB during the second quarter of 2014. Loans made up approximately 43.1% of average interest-earning assets during 2014 compared to 44.0% during 2013 and 44.5% in 2012. Loans generally have significantly higher yields compared to securities, interest-bearing deposits and federal funds sold and resell agreements and, as such, have a more positive effect on the net interest margin. The average yield on loans was 4.34% during 2014 compared to 4.56% during 2013 and 4.82% during 2012. The average yield on loans decreased 22 basis points during 2014 compared to 2013. The average yield on loans was negatively impacted by lower average spreads due to increased competition in loan pricing during 2014 compared to 2013. Furthermore, approximately 7 basis points of the decrease in the average yield on loans during 2014 was related to the aforementioned completion of the amortization of the deferred accumulated gain applicable to the settled interest rate swap contracts in October 2014. The amortization of the deferred accumulated gain positively impacted the Corporation's average yield on loans by 30 basis points in 2014, 40 basis points in 2013 and 45 basis points in 2012. In an effort to offset the loss of the amortization and its positive effect on the Corporation's net interest income, the Corporation utilized $840 million in excess liquidity to purchase municipal securities during the third and fourth quarters of 2014. The higher yields associated with these securities relative to the yield that would have been received had these funds continued to be held as interest-bearing deposits and federal funds sold is expected to replace the revenue stream from the amortization of the deferred accumulated gain applicable to the settled interest rate swaps so that the Corporation's net interest income is not significantly impacted.
The average volume of securities increased $474.7 million, or 5.3%, in 2014 compared to 2013 and did not significantly fluctuate during 2013 compared to 2012. Securities made up approximately 39.3% of average interest-earning assets in 2014 compared to 42.4% in 2013 and 47.0% in 2012. The average yield on securities was 3.96% in 2014 compared to 3.48% in 2013 and 3.31% in 2012. The average yield on securities increased 48 basis points during 2014 compared to 2013 as the Corporation increased the relative proportion of investments held in higher-yielding, tax-exempt municipal securities. The relative proportion of higher-yielding, tax-exempt municipal securities to total average securities totaled 52.6% in 2014 compared to 40.7% in 2013 and 27.4% in 2012. The average yield on taxable securities was 2.14% in 2014 compared to 1.90% in 2013 and 2.10% in 2012, while the average taxable-equivalent yield on tax-exempt securities was 5.58% in 2014 compared to 5.75% in 2013 and 6.68% in 2012.
Average federal funds sold, resell agreements and interest-bearing deposits during 2014 increased $1.3 billion, or 46.8%, compared to 2013 and increased $1.3 billion, or 77.6%, in 2013 compared to 2012. Federal funds sold, resell agreements and interest-bearing deposits made up approximately 17.6% of average interest-earning assets in 2014 compared to approximately 13.7% in 2013 and 8.5% in 2012. The combined average yield on federal funds sold, resell agreements and interest-bearing deposits was 0.26% in both 2014 and 2013 and 0.27% in 2012. The increases in average federal funds sold, resell agreements and interest-bearing deposits for the periods reported were primarily related to excess liquidity from deposit growth.
Average deposits increased $2.8 billion, or 14.5%, in 2014 compared to 2013 and $2.0 billion, or 11.4%, in 2013 compared to 2012. Average deposits in 2014 were impacted by the acquisition of $1.6 billion in deposits in connection with the acquisition of WNB during the second quarter of 2014. Average interest-bearing deposits increased $1.3 billion in 2014 compared to 2013 and $1.3 billion in 2013 compared to 2012, while average non-interest-bearing deposits increased $1.5 billion in 2014 compared to 2013 and $635.8 million in 2013 compared to 2012. The ratio of average interest-bearing deposits to total average deposits was 58.6% in 2014 compared to 60.3% in 2013 and 59.4% in 2012. The average cost of interest-bearing deposits and total deposits was 0.09% and 0.05% in 2014 compared to 0.12% and 0.08% in 2013 and 0.18% and 0.10% in 2012. The decrease in the average cost of interest-bearing deposits during the comparable periods was primarily the result of decreases in interest rates offered on certain deposit products due to decreases in average market interest rates and decreases in renewal interest rates on maturing certificates of deposit given the current low interest rate environment. Additionally, the relative proportion of higher-cost certificates of deposit to total average interest-bearing deposits decreased to 7.5% in 2014 from 8.4% in 2013 and 10.0% in 2012.
The Corporation’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.36% in 2014 compared to 3.34% in 2013 and 3.49% in 2012. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.
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
Provision for Loan Losses
The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $16.3 million in 2014 compared to $20.6 million in 2013 and $10.1 million in 2012. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.
Non-Interest Income
The components of non-interest income were as follows:

	2014	2013	2012
Trust and investment management fees	$106,237	$91,375	$83,317
Service charges on deposit accounts	81,946	81,432	83,392
Insurance commissions and fees	45,115	43,140	39,948
Interchange and debit card transaction fees	18,372	16,979	16,933
Other charges, commissions and fees	36,180	34,185	30,180
Net gain (loss) on securities transactions	38	1,176	4,314
Other	32,256	34,531	30,703
Total	$320,144	$302,818	$288,787
Total non-interest income for 2014 increased $17.3 million, or 5.7%, compared to 2013 while total non-interest income for 2013 increased $14.0 million, or 4.9%, compared to 2012. Changes in the various components of non-interest income are discussed in more detail below.
Trust and Investment Management Fees. Trust and investment management fee income for 2014 increased $14.9 million, or 16.3%, compared to 2013 while trust and investment management fee income for 2013 increased $8.1 million, or 9.7%, compared to 2012. Investment fees are the most significant component of trust and investment management fees, making up approximately 75%, 76% and 74% of total trust and investment management fees in 2014, 2013 and 2012, respectively. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees.
The increase in trust and investment management fee income during 2014 compared to 2013 was primarily the result of an increase in investment fees (up $9.8 million), oil and gas fees (up $2.7 million), estate fees (up $1.4 million) and real estate fees (up $743 thousand). The increase in investment fees during 2014 was partly due to higher average equity valuations during 2014 relative to 2013, business development efforts and a change in the fee schedule beginning in the fourth quarter of 2013. The increase in oil and gas fees during 2014 was partly related to increased mineral production. Estate fees and real estate fees are transactional in nature and can vary from period to period.

The increase in trust and investment management fee income during 2013 compared to 2012 was primarily the result of an increase in investment fees (up $7.4 million), oil and gas fees (up $757 thousand) and securities lending income (up $620 thousand) partly offset by a decrease in estate fees (down $532 thousand). The increase in investment fees was partly due to higher average equity valuations during 2013 relative to 2012, the aforementioned change in the fee schedule and an increase in the number of accounts from the comparable period. The increase in securities lending income was partly related to new business and increased loan spreads. The increase in oil and gas fees was partly related to increased mineral production and new lease bonus fees.
At December 31, 2014, trust assets, including both managed assets and custody assets, were primarily composed of equity securities (46.3% of trust assets), fixed income securities (39.1% of trust assets) and cash equivalents (8.5% of trust assets). The estimated fair value of trust assets was $30.5 billion (including managed assets of $13.0 billion and custody assets of $17.5 billion) at December 31, 2014 compared to $29.0 billion (including managed assets of $11.9 billion and custody assets of $17.1 billion) at December 31, 2013 and $26.2 billion (including managed assets of $10.9 billion and custody assets of $15.3 billion) at December 31, 2012.
Service Charges on Deposit Accounts. Service charges on deposit accounts for 2014 increased $514 thousand, or 0.6%, compared to 2013. The increase was primarily due to an increase in service charges on commercial accounts (up $1.5 million) partly offset by decreases in overdraft/insufficient funds charges on consumer accounts (down $782 thousand) and service charges on consumer accounts (down $226 thousand). Service charges on deposit accounts for 2013 decreased $2.0 million, or 2.4%, compared to 2012. The decrease was primarily due to decreases in overdraft/insufficient funds charges on consumer accounts (down $1.2 million) and service charges on commercial accounts (down $943 thousand). The fluctuations in service charges on commercial accounts during the comparable periods was partly related to fluctuations in service volumes for billable services. Overdraft/insufficient funds charges totaled $32.3 million during 2014 compared to $33.0 million during 2013 and $34.1 million in 2012. Overdraft/insufficient funds charges included $25.0 million, $25.8 million and $27.0 million related to consumer accounts during 2014, 2013 and 2012, respectively, and $7.3 million, $7.2 million and $7.1 million related to commercial accounts during 2014, 2013 and 2012, respectively.
Insurance Commissions and Fees. Insurance commissions and fees for 2014 increased $2.0 million, or 4.6%, compared to 2013 and increased $3.2 million, or 8.0%, in 2013 compared to 2012. The increases were primarily related to increases in commission income (up $2.1 million in 2014 compared to 2013 and $3.2 million in 2013 compared to 2012). The increase in commission income during 2014 was primarily related to an increase in commercial lines property and casualty commissions resulting from new business, the impact of the acquisition of Kolkhorst Insurance Agency during the fourth quarter of 2013 and, to a lesser extent, higher rates, partly offset by decreases in contingent commissions and employee benefit commissions and fees. The decrease in employee benefit commissions and fees (down $131 thousand) during 2014 was partly related to customers electing to early renew policies during the fourth quarter of 2013 as a result of the Affordable Care Act. The increase in commission income during 2013 was largely due to the increase in employee benefit commissions and fees resulting from these early renewals. The increase in commission income in 2013 was also partly related to increases in commercial lines and personal lines property and casualty commissions resulting from normal variation in the market demand for insurance products and rate increases.
Insurance commissions and fees include contingent commissions which totaled $3.6 million in 2014 and $3.8 million in both 2013 and 2012. Contingent commissions primarily consist of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. Such commissions are seasonal in nature and are mostly received during the first quarter of each year. These commissions totaled $2.0 million in 2014, $2.2 million in 2013 and $2.1 million in 2012. Contingent commissions also include amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. These commissions totaled $1.6 million in both 2014 and 2013 and $1.7 million in 2012.
Interchange and Debit Card Transaction Fees. Interchange fees, or “swipe” fees, are charges that merchants pay to the Corporation and other card-issuing banks for processing electronic payment transactions. Interchange and debit card transaction fees consist of income from check card usage, point of sale income from PIN-based debit card transactions and ATM service fees. Interchange and debit card transaction fees for 2014 increased $1.4 million, or 8.2% compared to 2013 and did not significantly fluctuate in 2013 compared to 2012. Income from debit card transactions totaled approximately $16.0 million in 2014 compared to $14.7 million in 2013 and $14.1 million in 2012. Income from ATM service fees totaled approximately $2.4 million in 2014 compared to $2.3 million in 2013 and $2.8 million in 2012.

Federal Reserve rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. An upward adjustment of no more than 1 cent to an issuer's debit card interchange fee is allowed if the card issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards. The Federal Reserve also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product.
Other Charges, Commissions and Fees. Other charges, commissions and fees for 2014 increased $2.0 million, or 5.8%, compared to 2013. The increase in other charges, commissions and fees during 2014 included increases in wire transfer fees (up $1.6 million), investment banking and capital markets fees related to advisory services (up $1.2 million), loan processing fees (up $658 thousand), income from the sale of mutual funds (up $476 thousand) and unused balance fees on loan commitments (up $418 thousand). These increases were partly offset by decreases in income related to the sale of annuities (down $1.3 million), other service charges (down $632 thousand) and human resources consulting fee income (down $514 thousand). The increase in wire transfer fees during the comparable periods was partly related to a new fee schedule. Investment banking and capital markets advisory services are transactional in nature and, as such, fees for such services can vary significantly from period to period. The increase in commission income related to the sale of mutual funds during the comparable periods reflects customers continued investment in equities as market conditions have continued to improve. The decrease in income related to the sale of annuities was related to a decrease in interest rates and a lower volume of business. The decrease in other service charges during the comparable periods was partly related to a decrease in fees associated with asset based lending services. The decrease in human resources consulting fee income was related to a decline in service volumes.
Other charges, commissions and fees for 2013 increased $4.0 million or 13.3%, compared to 2012. The increase in other charges, commissions and fees during 2013 included increases in income related to the sale of annuities (up $1.8 million), income from the sale of mutual funds (up $1.5 million), unused balance fees on loan commitments (up $541 thousand), loan processing fees (up $518 thousand) and referral fees from the Corporation's merchant services payment processor (up $343 thousand). These increases were partly offset by decreases in other service charges (down $349 thousand), investment banking fees related to corporate advisory services (down $219 thousand) and letter of credit fees (down $166 thousand).
Net Gain/Loss on Securities Transactions. During 2014, the Corporation sold available-for-sale securities with an amortized cost totaling $12.2 billion and realized a net gain of $38 thousand on those sales. The majority of these securities were primarily purchased during 2014 and subsequently sold in connection with the Corporation’s tax planning strategies related to the Texas franchise tax. The gross proceeds from the sales of these securities outside of Texas are included in total revenues/receipts from all sources reported for Texas franchise tax purposes, which results in a reduction in the overall percentage of revenues/receipts apportioned to Texas and subjected to taxation under the Texas franchise tax. The Corporation also sold approximately $2.0 million of municipal securities acquired in connection with the acquisition of WNB during the second quarter of 2014.
During 2013, the Corporation realized a net gain of $1.2 million on the sale of available-for-sale securities. During 2013, the Corporation sold certain municipal securities with an amortized cost totaling $29.1 million and realized a net gain of $1.2 million on those sales. The sales were made for the purpose of divesting of certain securities issued by municipalities outside of Texas. The Corporation also sold U.S. Treasury securities with an amortized cost totaling $10.0 billion and realized a net loss of $2 thousand on those sales. These securities were primarily purchased during 2013 and subsequently sold in connection with the Corporation’s aforementioned tax planning strategies related to the Texas franchise tax.
During 2012, the Corporation realized a net gain of $4.3 million on the sale of available-for-sale securities. During January 2012, the Corporation purchased $996.4 million of U.S. Treasury securities utilizing excess liquidity as a defensive strategy to lock in the yield on those funds in case the Federal Reserve lowered the rate paid on funds deposited in the Corporation's Federal Reserve account. Shortly thereafter, U.S. Treasury prices rallied and the Corporation sold the securities, realizing a $2.1 million gain, and concurrently purchased $998.4 million of U.S. Treasury securities having a shorter term to maturity. In March 2012, U.S. Treasury yields increased and the Corporation sold the aforementioned position in U.S. Treasury securities and recognized a $2.6 million loss. The proceeds were concurrently reinvested in U.S. Treasury securities that had a similar yield to the original, longer-term position purchased in January 2012, but with a shorter term to maturity. During the second quarter of 2012, the Corporation sold a municipal security with an amortized cost totaling $5.6 million and realized a $367 thousand gain on the sale. During the fourth quarter of 2012, the Corporation sold U.S. Treasury securities with an amortized cost totaling $595.6 million and realized a $4.4 million gain on the sale. The Corporation purchased the securities during the fourth quarter of 2012. Shortly thereafter, U.S. Treasury prices rallied and the Corporation sold the securities to capitalize on the gain as management believed the increase in U.S. Treasury prices would be temporary. During 2012, the Corporation also sold available-for-sale securities with an amortized cost totaling $14.0 billion and realized a net gain of $2 thousand on those sales. These securities were primarily purchased during 2012 and subsequently sold in connection with the Corporation’s aforementioned tax planning strategies related to the Texas franchise tax.
Other Non-Interest Income. Other non-interest income for 2014 decreased $2.3 million, or 6.6%, compared to 2013. Other non-interest income during 2013 included $4.8 million related to the sale of a building and parking garage, as further discussed below. Excluding the impact of the prior-year gain, other non-interest income effectively increased $2.5 million. This effective increase in other non-interest income during 2014 included increases in sundry income from various miscellaneous items (up $2.7 million) and income from securities trading and customer derivatives transactions (up $335 thousand). The increase from these items was partly offset by a decrease in income from public finance underwriting (down $293 thousand). Sundry income from various miscellaneous items during 2014 included $2.4 million related to distributions received on a small business investment company (“SBIC”) investment, $2.1 million related to recovery of interest on loans charged-off in previous years and $2.0 million in VISA check card incentives related to business volumes. The increase in income from securities trading and customer derivative transactions was primarily related to an increase in customer interest rate swap transaction fees.
During the first quarter of 2013, the Corporation realized a $5.6 million gain related to the sale of a building and parking garage. The Corporation leased back portions of the building through the third quarter of 2013 and the first quarter of 2015. As a result, a portion of the gain was deferred and only $4.8 million of the total $5.6 million gain was recognized during 2013. During 2014, other non-interest income included $614 thousand related to the amortization of the deferred gain. The remaining deferred portion of the gain, which totaled $154 thousand at December 31, 2014, will be recognized during the first quarter of 2015.
Other non-interest income for 2013 increased $3.8 million, or 12.5%, compared to 2012. The increase during 2013 was primarily related to increases in gains on the sale of assets/foreclosed assets (up $5.2 million), mineral interest income (up $950 thousand), income from municipal bond underwriting discounts/fees (up $935 thousand), sundry income from various miscellaneous items (up $790 thousand) and income from customer foreign currency transactions (up approximately $630 thousand). The increase from the aforementioned items was partly offset by a decrease in income from securities trading and customer derivative transactions (down $3.3 million) and earnings on the cash surrender value of life insurance policies (down $935 thousand). The increase in gains on sale of assets/foreclosed assets was primarily related to the aforementioned sale of a building and parking garage. Mineral interest income is related to bonus, rental and shut-in payments and oil and gas royalties received from severed mineral interests on property owned by Main Plaza Corporation, a wholly owned non-banking subsidiary of the Corporation. During 2013, sundry income from various miscellaneous items included a $1.8 million reversal of an accrual related to an acquisition contingency, $1.8 million related to the recovery of interest on loans charged-off in previous years, $553 thousand related to a refund of prior deposit insurance premiums and $312 thousand related to a distribution from a limited partnership investment. The decrease in income from securities trading and customer derivative transactions during 2013 was primarily related to a decrease in customer interest rate swap transaction fees.
Non-Interest Expense
The components of non-interest expense were as follows:

	2014	2013	2012
Salaries and wages	$292,349	$273,692	$258,752
Employee benefits	60,151	62,407	57,635
Net occupancy	55,745	50,468	48,975
Furniture and equipment	62,087	58,443	55,279
Deposit insurance	13,232	11,682	11,087
Intangible amortization	3,520	3,141	3,896
Other	167,656	152,077	139,469
Total	$654,740	$611,910	$575,093

Total non-interest expense for 2014 increased $42.8 million, or 7.0%, compared to 2013 while total non-interest expense for 2013 increased $36.8 million, or 6.4%, compared to 2012. Other non-interest expense during 2014 was particularly impacted by the acquisition of WNB during the second quarter of 2014. Changes in the various components of non-interest expense are discussed below.
Salaries and Wages. Salaries and wages increased $18.7 million, or 6.8%, in 2014 compared to 2013 and increased $14.9 million, or 5.8%, in 2013 compared to 2012. The increase during 2014 was primarily related to an increase in the number of employees (partly related to the acquisition of WNB), normal annual merit and market increases, increased overtime and increased stock-based compensation expense. The increase during 2013 was primarily related to an increase in the number of employees, normal annual merit and market increases, increased commissions related to higher insurance revenues and increased incentive compensation expense partly offset by a decrease in stock-based compensation expense and an increase in cost deferrals related to lending activity.
Employee Benefits. Employee benefits expense for 2014 decreased $2.3 million, or 3.6%, compared to 2013. The decrease was primarily related to a decrease in expenses related to the Corporation's defined benefit retirement plans(down $4.6 million). The Corporation recognized a combined net periodic pension benefit of $1.8 million on its defined benefit retirement plans during 2014 compared to a combined net periodic pension expense of $2.8 million during 2013. This decrease was partly offset by increases in payroll taxes (up $1.1 million), medical insurance expense (up $834 thousand) and expenses related to the Corporation’s 401(k) and profit sharing plans (up $247 thousand).
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
The Corporation’s defined benefit retirement and restoration plans were frozen effective as of December 31, 2001 and were replaced by the profit sharing plan. Management believes these actions help reduce the volatility in retirement plan expense. However, the Corporation still has funding obligations related to the defined benefit and restoration plans and could recognize retirement expense related to these plans in future years, which would be dependent on the return earned on plan assets, the level of interest rates and employee turnover. As stated above, the Corporation recognized a net benefit related to the defined benefit retirement and restoration plans totaling $1.8 million in 2014 compared to net expense of $2.8 million in 2013 and a net expense of $3.1 million in 2012. Future expense/benefits related to these plans is dependent upon a variety of factors, including the actual return on plan assets.
For additional information related to the Corporation’s employee benefit plans, see Note 12 - Employee Benefit Plans in the accompanying notes to consolidated financial statements included elsewhere in this report.
Net Occupancy. Net occupancy expense for 2014 increased $5.3 million, or 10.5%, compared to 2013. The increase was primarily related to increases in lease expense (up $3.4 million), repairs and maintenance expense (up $1.5 million) and building depreciation (up $356 thousand). The increases in these items were partly related to new leases, increased rental rates and the additional facilities added in connection with the acquisition of WNB.
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
Furniture and Equipment. Furniture and equipment expense for 2014 increased $3.6 million, or 6.2%, compared to 2013. The increase was primarily related to increases in software maintenance (up $2.7 million), furniture and fixtures depreciation (up $768 thousand) and service contracts expense (up $309 thousand).
Furniture and equipment expense for 2013 increased $3.2 million, or 5.7%, compared to 2012. The increase was primarily related to increases in software maintenance (up $1.1 million), software amortization (up $771 thousand), repairs expense (up $455 thousand), furniture and fixtures depreciation (up $420 thousand) and equipment rental expense (up $312 thousand).

Deposit Insurance. Deposit insurance expense totaled $13.2 million in 2014 compared to $11.7 million in 2013 and $11.1 million in 2012. The increase in deposit insurance expense during 2014 was primarily related to an increase in assets. The increase in deposit insurance expense during 2013 compared to 2012 was primarily related to an increase in assets, partly offset by the impact of a decrease in the assessment rate.
Intangible Amortization. Intangible amortization is primarily related to core deposit intangibles and, to a lesser extent, intangibles related to customer relationships and non-compete agreements. Intangible amortization totaled $3.5 million in 2014 compared to $3.1 million in 2013 and $3.9 million in 2012. The increase in intangible amortization during 2014 compared to 2013 was impacted by the additional amortization related to intangible assets recorded in connection with the acquisition of the Kolkhorst Insurance Agency, Inc. during the fourth quarter of 2013 and the core deposit intangible recorded in connection with the acquisition of WNB during the second quarter of 2014. The impact of this additional amortization was partly offset by the completion of amortization of certain previously recognized intangible assets as well as a reduction in the annual amortization rate of certain previously recognized intangible assets as the Corporation uses an accelerated amortization approach which results in higher amortization rates during the earlier years of the useful lives on intangible assets. The decrease in amortization expense during 2013 compared to 2012 was primarily the result of the completion of amortization of certain intangible assets, as well as a reduction in the annual amortization rate of certain intangible assets. The decreases in amortization were partly offset by the additional amortization related to intangible assets recorded in connection with the acquisition Kolkhorst Insurance Agency, Inc. during the fourth quarter of 2013. See Note 6 - Goodwill and Other Intangible Assets in the accompanying notes to consolidated financial statements included elsewhere in this report.
Other Non-Interest Expense. Other non-interest expense for 2014 increased $15.6 million, or 10.2%, compared to 2013. The increase was impacted by expenses related to the acquisition of WNB during the second quarter of 2014. See Note 2 - Mergers and Acquisitions in the accompanying notes to consolidated financial statements included elsewhere in this report. Acquisition related expenses included in other non-interest expenses totaled $7.1 million during 2014. Such amounts included $3.5 million in professional services expenses, $1.3 million in severance and $2.3 million in various other expenses. Additionally, during 2013 the Corporation wrote down certain land and other assets totaling $7.2 million. Approximately $6.2 million of this amount was related to the write-down of certain long-term bank-owned property in downtown San Antonio that was made available for sale. Excluding the aforementioned acquisition related expenses during 2014 and the write downs in 2013, other non-interest expense for 2014 effectively increased $17.1 million, or 11.9%. The effective increase during 2014 compared to 2013 was partly related to increases in check card expense (up $4.2 million), sundry and other miscellaneous expenses (up $3.3 million), advertising/promotions expense (up $2.7 million), amortization of net deferred cost related to loan commitments (up $1.9 million), guard services expense (up $842 thousand) and travel, meals and entertainment expense (up $787 thousand), among other things, partly offset by a decrease in professional services expense (down $976 thousand), among other things. During 2014, sundry and other miscellaneous expenses included an accrual of $2.2 million related to a settlement.
Other non-interest expense for 2013 increased $12.6 million, or 9.0%, compared to 2012. The increase during 2013 was primarily related to the aforementioned write-down of certain land and other assets totaling $7.2 million during the first quarter of 2013. Additionally, other components of other non-interest expense with significant increases during 2013 included professional services expense (up $3.8 million), ATM expense (up $3.4 million), check card expense (up $1.6 million) and travel, meals and entertainment expense (up $522 thousand). The increases in the aforementioned items were partly offset by decreases in sundry losses from various miscellaneous items (down $1.0 million), advertising/promotions/public relations expense (down $962 thousand), amortization of net deferred costs related to loan commitments (down $665 thousand) and regulatory examination fees (down $373 thousand). In 2013, professional services expense included $1.3 million and travel, meals and entertainment expense included $130 thousand in costs related to the then pending acquisition of WNB Bancshares. The increase in ATM expense was related to a branding arrangement entered into in 2012 to be the exclusive cash-machine provider for CST Brands, Inc. Corner Stores in Texas that more than doubled the number of ATM machines the Corporation operated. Advertising/promotions expenses were higher in 2012 in part due to an expanded marketing campaign that began in 2011.

Results of Segment Operations
The Corporation’s operations are managed along two operating segments: Banking and Frost Wealth Advisors. A description of each business and the methodologies used to measure financial performance is described in Note 19 - Operating Segments in the accompanying notes to consolidated financial statements included elsewhere in this report. Net income (loss) by operating segment is presented below:

	2014	2013	2012
Banking	$259,457	$226,783	$229,312
Frost Wealth Advisors	21,232	15,653	14,198
Non-Banks	(2,712)	(4,570)	(5,558)
Consolidated net income	$277,977	$237,866	$237,952
Banking
Net income for 2014 increased $32.7 million, or 14.4%, compared to 2013. The increase was primarily the result of a $62.2 million increase in net interest income, a $4.3 million decrease in the provision for loan losses and a $3.1 million increase in non-interest income partly offset by a $35.9 million increase in non-interest expense and a $1.1 million increase in income tax expense. Net income for 2013 decreased $2.5 million, or 1.1%, compared to 2012. The decrease was primarily the result of a $28.6 million increase in non-interest expense and a $10.5 million increase in the provision for loan losses partly offset by a $18.3 million decrease in income tax expense, a $16.0 million increase in net interest income and a $2.3 million increase in non-interest income.
Net interest income for 2014 increased $62.2 million, or 10.0%, compared to 2013 while net interest income for 2013 increased $16.0 million, or 2.6%, compared to 2012. The increases were primarily related to increases in the average volume of interest-earning assets. The increase in 2013 compared to 2012 was partly limited by a decrease in the net interest margin. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.
The provision for loan losses for 2014 totaled $16.3 million compared to $20.6 million in 2013 and $10.1 million in 2012. See the analysis of the provision for loan losses included in the section captioned “Allowance for Loan Losses” included elsewhere in this discussion.
Non-interest income for 2014 increased $3.1 million, or 1.6%, compared to 2013. The increase was primarily related to increases in other charges, commissions and fees, insurance commissions and fees, interchange and debit card transaction fees and service charges on deposit accounts partly offset by decreases in other non-interest income and the net gain on securities transactions. The increase in other charges, commissions and fees was primarily related to increases in wire transfer fees, investment banking and capital markets fees related to advisory services, loan processing fees and unused balance fees on loan commitments partly offset by decreases in other service charges and human resources consulting fee income. The increase in insurance commissions and fees was primarily related to increases in commercial lines property and casualty commissions resulting from new business, the impact of the acquisition of Kolkhorst Insurance Agency during the fourth quarter of 2013 and, to a lesser extent, higher rates, partly offset by decreases in contingent commissions and employee benefit commissions and fees. The increase in interchange and debit card transaction fees was primarily due to an increase in income from check card usage and an increase in income from ATM service fees partly offset by a decrease in point of sale income from PIN-based debit card transactions. The increase in service charges on deposit accounts was primarily due to an increase in service charges on commercial accounts partly offset by decreases in overdraft/insufficient funds charges on consumer accounts and service charges on consumer accounts. The decrease in other non-interest income was primarily related to a non-recurring gain realized on the sale of a building and parking garage during 2013. See the analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
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
Non-interest expense for 2014 increased $35.9 million, or 7.0%, compared to 2013. The increase was primarily due to increases in salaries and wages, other non-interest expense, net occupancy, furniture and equipment expense and deposit insurance expense partly offset by a decrease in employee benefits expense. The increase in salaries and wages was primarily related to an increase in the number of employees (partly related to the acquisition of WNB), normal annual merit and market increases, increased overtime and increased stock-based compensation expense. The increase in other non-interest expense was partly related to increases in check card expense; sundry and other miscellaneous expenses; advertising/promotion expense; amortization of net deferred cost related to loan commitments; guard expense; and travel, meals and entertainment expense, among other things. The increase in net occupancy expense was primarily related to increases in lease expense, repairs and maintenance expense and building depreciation. Net occupancy expense was also partly impacted by the additional facilities added in connection with the acquisition of WNB during the second quarter of 2014. The increase in furniture and equipment expense was primarily related to increases in software maintenance, furniture and fixtures depreciation and service contracts expense. See the analysis of these items included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.
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
Income tax expense for 2014 increased $1.1 million, or 2.1%, compared to 2013. The increase was related to an increase in pre-tax net income partly offset by a decrease in the effective tax rate. Income tax expense for 2013 decreased $18.3 million, or 26.4%, compared to 2012. The decrease was related to a decrease in pre-tax net income combined with a decrease in the effective tax rate. See the section captioned “Income Taxes” included elsewhere in this discussion.
Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $45.8 million during 2014 compared to $43.8 million during 2013 and $40.6 million in 2012. Insurance commission revenues increased $2.0 million, or 4.6%, during 2014 compared to 2013 and increased $3.2 million, or 7.9%, during 2013 compared to 2012. See the analysis of insurance commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion. Frost Insurance Agency also had consulting revenues totaling $1.0 million during 2014, $1.5 million during 2013 and $1.7 million during 2012. Consulting revenues are primarily related to human resources consulting services and are reported as a component of other charges, commissions and fees.
Frost Wealth Advisors
Net income for 2014 increased $5.6 million, or 35.6%, compared to 2013. The increase was primarily due to a $14.5 million increase in non-interest income partly offset by a $6.2 million increase in non-interest expense and a $2.9 million increase in income tax expense. Net income for 2013 increased $1.5 million, or 10.2%, compared to 2012. The increase was primarily due to a $11.2 million increase in non-interest income partly offset by a $7.4 million increase in non-interest expense, a $1.4 million decrease in net interest income and a $917 thousand increase in income tax expense.

Net interest income for 2014 increased $148 thousand, or 2.2%, compared to 2013. The increase was due to an increase in the average volume of funds provided due to an increase in the average volume of Frost Wealth Advisor’s repurchase agreements. Net interest income for 2013 decreased $1.4 million, or 17.8%, compared to 2012. The decrease was partly due to a decrease in the funds transfer price received for providing funds.
Non-interest income for 2014 increased $14.5 million, or 13.5%, compared to 2013. The increase was primarily related to an increase in trust and investment management fees. Trust and investment management fee income is the most significant income component for Frost Wealth Advisors. Investment fees are the most significant component of trust and investment management fees, making up approximately 75%, 76% and 74% of total trust and investment management fees in 2014, 2013 and 2012, respectively. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. The increase in trust and investment management fee income during 2014 was primarily the result of an increase in investment fees, oil and gas fees, estate fees and real estate fees. The increase in investment fees was primarily due to higher average equity valuations during 2014, business development efforts and a change in the fee schedule beginning in the fourth quarter of 2013. See the analysis of trust and investment management fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest income for 2013 increased $11.2 million, or 11.6%, compared to 2012. The increase was primarily due to increases in trust and investment management fees and increases in other charges, commissions and fees. The increase in trust and investment management fee income was primarily the result of an increase in investment fees, oil and gas trust management fees and securities lending income. The increase in other charges, commissions and fees was primarily due to an increase in income related to the sale of annuities and mutual funds. See the analysis of trust and investment management fees and other charges, commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for 2014 increased $6.2 million, or 6.9%, compared to 2013. The increase was primarily due to increases in other non-interest expense (up $4.4 million), and salaries and wages (up $1.6 million). The increase in other non-interest expense was related to increases in various miscellaneous categories of expense and overhead cost allocations. The increase in salaries and wages were primarily related to normal annual merit and market increases.
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
Non-Banks
The Non-Banks operating segment had a net loss of $2.7 million for 2014 compared to a net loss of $4.6 million in 2013. The decrease in net loss was primarily due to a $4.0 million decrease in net interest expense partly offset by a $1.1 million decrease in income tax benefit and a $729 thousand increase in non-interest expense. The decrease in net interest expense was primarily related to a decrease in the interest rate paid on the Corporation's junior subordinated deferrable interest debentures as a result of the termination of an interest rate swap on the debentures in December of 2013. See Note 9 - Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report for additional information related to the interest rate swap. The decrease in the income tax benefit was primarily due to a decrease in the pre-tax net loss. The increase in non-interest expense was primarily related to expenses associated with the acquisition of WNB which included approximately $3.0 million, primarily related to professional services, that were included in the non-banks segment. (See Note 2 - Mergers and Acquisitions).
The Non-Banks segment had a net loss of $4.6 million in 2013, decreasing $988 thousand, or 17.8%, compared to $5.6 million in 2012. The decrease in the net loss during 2013 was primarily due to a decrease in net interest expense (down $1.1 million), an increase in non-interest income (up $522 thousand) and an increase in the net income tax benefit (up $170 thousand), partly offset by an $822 thousand increase in non-interest expense. The decrease in net interest expense was related to a decrease in the interest rate paid on the Corporation’s $100 million fixed-to-floating rate subordinated notes, which changed to a floating interest rate during the first quarter of 2012. The increase in non-interest income was primarily related to increased mineral interest income related to bonus, rental and shut-in payments and oil and gas royalties received from severed mineral interests on property owned by Main Plaza Corporation, a wholly-owned non-banking subsidiary of the Corporation. The increase in non-interest expense was primarily related to an increase in professional services expense which included $1.3 million in costs incurred during the third and fourth quarters of 2013 associated with the then pending acquisition of WNB.
Income Taxes
The Corporation recognized income tax expense of $58.0 million, for an effective tax rate of 17.3%, in 2014 compared to $53.0 million, for an effective tax rate of 18.2%, in 2013 and $70.5 million, for an effective rate of 22.9%, in 2012. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies. The decline in the effective tax rate since 2012 is partly related to an increase in the relative proportion of tax-exempt income as the Corporation purchased additional tax-exempt municipal securities.
Sources and Uses of Funds
The following table illustrates, during the years presented, the mix of the Corporation’s funding sources and the assets in which those funds are invested as a percentage of the Corporation’s average total assets for the period indicated. Average assets totaled $25.8 billion in 2014 compared to $22.8 billion in 2013 and $20.8 billion in 2012.

	2014	2013	2012
Sources of Funds:
Deposits:
Non-interest-bearing	35.4%	33.6%	33.7%
Interest-bearing	50.2	51.0	49.3
Federal funds purchased and repurchase agreements	2.2	2.4	2.9
Long-term debt and other borrowings	0.9	1.0	1.1
Other non-interest-bearing liabilities	0.8	1.2	1.6
Equity capital	10.5	10.8	11.4
Total	100.0%	100.0%	100.0%
Uses of Funds:
Loans	40.0%	40.6%	40.6%
Securities	36.4	39.1	42.9
Federal funds sold, resell agreements and interest-bearing deposits	16.3	12.6	7.8
Other non-interest-earning assets	7.3	7.7	8.7
Total	100.0%	100.0%	100.0%
Deposits continue to be the Corporation’s primary source of funding. Average deposits increased $2.8 billion, or 14.5%, in 2014 compared to 2013 and $2.0 billion, or 11.4% in 2013 compared to 2012. Average deposits in 2014 were impacted by the acquisition of $1.6 billion in deposits in connection with the acquisition of WNB during the second quarter of 2014. Non-interest-bearing deposits remain a significant source of funding, which has been a key factor in maintaining the Corporation’s relatively low cost of funds. Average non-interest-bearing deposits totaled 41.4% of total average deposits in 2014 compared to 39.7% in 2013, and 40.6% in 2012. The Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. To date, the Corporation has not experienced any significant additional interest costs as a result of the repeal; however, the Corporation may begin to incur interest costs associated with certain demand deposits in the future as market conditions warrant, in which case, the relative proportion of non-interest-bearing deposits to total deposits would be expected to decrease.
The Corporation primarily invests funds in loans and securities. Loans continue to be a large component of the Corporation’s mix of invested assets. Average loans increased $1.1 billion, or 11.6%, in 2014 compared to 2013 and increased $772.8 million, or 9.1% in 2013 compared to 2012. Average securities increased $474.7 million, or 5.3%, in 2014 compared to 2013 and increased $49.5 million, or 0.6%, in 2013 compared to 2012. Average federal funds sold, resell agreements and interest-bearing deposits increased $1.3 billion, or 46.8%, in 2014 compared to 2013 and increased $1.3 billion, or 77.6%, in 2013 compared to 2012. The Corporation acquired cash and cash equivalents totaling $879.7 million, loans totaling $670.6 million and securities totaling $154.2 million in connection with the acquisition of WNB during the second quarter of 2014.

Loans
Year-end loans were as follows:

	2014	Percentage of Total	2013	2012	2011	2010
Commercial and industrial:
Commercial	$5,429,206	49.4%	$4,587,499	$4,550,077	$3,723,455	$3,602,215
Leases	338,537	3.1	319,577	278,535	193,412	186,443
Total commercial and industrial	5,767,743	52.5	4,907,076	4,828,612	3,916,867	3,788,658
Commercial real estate:
Commercial mortgages	3,080,202	28.0	2,800,760	2,495,481	2,383,479	2,374,542
Construction	629,988	5.7	426,639	608,306	434,870	593,273
Land	291,907	2.7	239,937	216,008	202,478	234,952
Total commercial real estate	4,002,097	36.4	3,467,336	3,319,795	3,020,827	3,202,767
Consumer real estate:
Home equity loans	342,725	3.1	329,853	310,675	282,244	275,806
Home equity lines of credit	220,128	2.0	195,132	186,522	191,960	186,465
Other	286,198	2.6	283,219	280,150	288,605	335,993
Total consumer real estate	849,051	7.7	808,204	777,347	762,809	798,264
Total real estate	4,851,148	44.1	4,275,540	4,097,142	3,783,636	4,001,031
Consumer and other:
Consumer installment	385,479	3.5	350,827	311,310	301,518	319,384
Other	8,122	0.1	7,289	8,435	11,018	28,234
Total consumer and other	393,601	3.6	358,116	319,745	312,536	347,618
Unearned discounts	(24,957)	(0.2)	(25,032)	(21,651)	(17,910)	(20,287)
Total	$10,987,535	100.0%	$9,515,700	$9,223,848	$7,995,129	$8,117,020
Overview. Year-end total loans increased $1.5 billion, or 15.5%, during 2014 compared to 2013, increased $291.9 million, or 3.2% during 2013 compared to 2012, increased $1.2 billion, or 15.4% during 2012 compared to 2011 and decreased $121.9 million, or 1.5% during 2011 compared to 2010. The Corporation acquired $670.6 million of loans in connection with the acquisition of WNB during the second quarter of 2014.
The majority of the Corporation’s loan portfolio is comprised of commercial and industrial loans and real estate loans. Commercial and industrial loans made up 52.5% and 51.6% of total loans at December 31, 2014 and 2013 while real estate loans made up 44.1% and 44.9% of total loans at December 31, 2014 and 2013. Real estate loans include both commercial and consumer balances.
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
Commercial and Industrial Loans. Commercial and industrial loans increased $860.7 million, or 17.5%, during 2014 compared to 2013 and $78.5 million, or 1.6%, from in 2013 compared to 2012. At December 31, 2012, commercial and industrial loans included $95.3 million related to an overdraft by a correspondent bank customer. The overdraft cleared subsequent to year-end. Excluding the effect of this overdraft, commercial and industrial loans increased $173.8 million, or 3.6%, in 2013 compared to 2012. The Corporation acquired approximately $437.0 million of commercial and industrial loans in connection with the acquisition of WNB. This amount included approximately $319.1 million in energy-related loans, which was partly responsible for the increased concentration of such loans as shown in the table below in the section captioned “Industry Concentrations.” The Corporation’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Corporation’s loan policy guidelines. The commercial and industrial loan portfolio also includes the commercial lease and purchased shared national credits (“SNCs”), which are discussed in more detail below.
Industry Concentrations. As of December 31, 2014 and 2013, other than energy loans, there were no concentrations of loans within any single industry in excess of 10% of total loans, as segregated by Standard Industrial Classification code (“SIC code”). The SIC code system is a federally designed standard industrial numbering system used by the Corporation to categorize loans by the borrower’s type of business. The following table summarizes the industry concentrations of the Corporation’s loan portfolio, as segregated by SIC code. Industry concentrations are stated as a percentage of year-end total loans as of December 31, 2014 and 2013 are presented below:

	2014	2013
Industry concentrations:
Energy	16.1%	11.7%
Medical services	5.0	5.7
Public finance	5.0	5.6
Manufacturing, other	3.8	3.2
General and specific trade contractors	3.5	2.7
Services	2.7	2.8
Religion	2.5	2.9
Legal services	2.2	2.6
Transportation	2.1	2.6
Automobile dealers	2.1	2.3
Insurance	2.1	2.1
All other (36 categories in 2014 and 2013)	52.9	55.8
Total loans	100.0%	100.0%
The Corporation’s largest concentration in any single industry is in energy. Year-end energy loans were as follows:

	2014	2013
Energy loans:
Production	$1,067,971	$616,893
Service	319,122	236,766
Private client	214,631	192,197
Transportation	85,508	23,281
Manufacturing	76,687	31,507
Refining	7,439	5,303
Traders	2,587	9,462
Total energy loans	$1,773,945	$1,115,409
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

The following table provides additional information on the Corporation’s large credit relationships outstanding at year-end.

	2014			2013
	Number of Relationships	Period-End Balances		Number of Relationships	Period-End Balances
		Committed	Outstanding		Committed	Outstanding
Committed amount:
$20.0 million and greater	207	$8,256,802	$4,183,110	178	$6,859,052	$3,283,355
$10.0 million to $19.9 million	180	2,528,186	1,483,055	165	2,267,864	1,307,519
The average commitment per large credit relationship in excess of $20.0 million totaled $39.9 million at December 31, 2014 and $38.5 million at December 31, 2013. The average outstanding balance per large credit relationship with a commitment in excess of $20.0 million totaled $20.2 million at December 31, 2014 and $18.4 million at December 31, 2013. The average commitment per large credit relationship between $10.0 million and $19.9 million totaled $14.0 million at December 31, 2014 and $13.7 million at December 31, 2013. The average outstanding balance per large credit relationship with a commitment between $10 million and $19.9 million totaled $8.2 million at December 31, 2014 and $7.9 million at December 31, 2013.
Purchased Shared National Credits. Purchased SNCs are participations purchased from upstream financial organizations and tend to be larger in size than the Corporation’s originated portfolio. The Corporation’s purchased SNC portfolio totaled $738.2 million at December 31, 2014 increasing $152.0 million, or 25.9%, from $586.2 million at December 31, 2013. At December 31, 2014, 63.8% of outstanding purchased SNCs were related to the energy industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the commercial and industrial portfolio, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of the Corporation’s customers. As a matter of policy, the Corporation generally only participates in SNCs for companies headquartered in or which have significant operations within the Corporation’s market areas. In addition, the Corporation must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes. The following table provides additional information about certain credits within the Corporation’s purchased SNCs portfolio as of year-end.

	2014			2013
	Number of Relationships	Period-End Balances		Number of Relationships	Period-End Balances
		Committed	Outstanding		Committed	Outstanding
Purchased shared national credits:
$20.0 million and greater	48	$1,622,974	$619,418	40	$1,329,601	$451,306
$10.0 million to $19.9 million	12	182,620	93,775	15	224,354	114,297
Real Estate Loans. Real estate loans totaled $4.9 billion at December 31, 2014 increasing $575.6 million, or 13.5%, compared to $4.3 billion at December 31, 2013. The Corporation acquired approximately $227.9 million of real estate loans (including approximately $135.4 million of commercial real estate, approximately $73.2 million of real estate construction and approximately $19.3 million of consumer real estate) in connection with the acquisition of WNB. Real estate loans include both commercial and consumer balances. Commercial real estate loans totaled $4.0 billion, or 82.5% of total real estate loans, at December 31, 2014 and $3.5 billion, or 81.1% of total real estate loans, at December 31, 2013. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. The Corporation’s primary focus for the commercial real estate portfolio has been growth in loans secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan.

The following tables summarize the Corporation’s commercial real estate loan portfolio, as segregated by (i) the type of property securing the credit and (ii) the geographic region in which the loans were originated. Property type concentrations are stated as a percentage of year-end total commercial real estate loans as of December 31, 2014 and 2013:

	2014	2013
Property type:
Office building	17.1%	17.1%
Office/warehouse	16.4	15.2
Non-farm/non-residential	8.8	7.4
Medical offices and services	7.3	9.2
Religious	6.4	7.6
Multifamily	6.0	6.8
1-4 Family	5.3	4.9
Retail	5.2	4.6
All other	27.5	27.2
Total commercial real estate loans	100.0%	100.0%
Geographic region:
San Antonio	26.0%	24.7%
Fort Worth	20.7	23.9
Houston	17.9	19.3
Dallas	13.2	12.5
Austin	9.3	10.0
Rio Grande Valley	4.9	5.6
Permian Basin	4.8	—
Corpus Christi	3.2	4.0
Total commercial real estate loans	100.0%	100.0%
Consumer Loans. The consumer loan portfolio, including all consumer real estate, increased $75.5 million, or 6.5%, from December 31, 2013. As the following table illustrates, the consumer loan portfolio has two distinct segments, including consumer real estate and consumer installment.

	2014	2013
Consumer real estate:
Home equity loans	$342,725	$329,853
Home equity lines of credit	220,128	195,132
Other	286,198	283,219
Total consumer real estate	849,051	808,204
Consumer installment	385,479	350,827
Total consumer loans	$1,234,530	$1,159,031
Consumer real estate loans, increased $40.8 million, or 5.1%, from December 31, 2013. Combined, home equity loans and lines of credit made up 66.3% and 65.0% of the consumer real estate loan total at December 31, 2014 and 2013, respectively. The Corporation offers home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans. In general, the Corporation does not originate 1-4 family mortgage loans; however, from time to time, the Corporation may invest in such loans to meet the needs of its customers.
The consumer installment loan portfolio primarily consists of automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents, and other similar types of credit facilities.
Foreign Loans. The Corporation makes U.S. dollar-denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at December 31, 2014 or 2013.

Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table presents the maturity distribution of the Corporation’s commercial and industrial loans (excluding leases), real estate construction loans and commercial real estate loans at December 31, 2014. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate or LIBOR.

	Due in One Year or Less	After One, but Within Five Years	After Five Years	Total
Commercial and industrial	$2,669,919	$2,258,621	$500,666	$5,429,206
Real estate construction	159,264	317,925	152,799	629,988
Commercial real estate	525,127	1,567,545	1,279,437	3,372,109
Total	$3,354,310	$4,144,091	$1,932,902	$9,431,303

Loans with fixed interest rates	$1,137,840	$1,131,542	$895,399	$3,164,781
Loans with floating interest rates	2,216,470	3,012,549	1,037,503	6,266,522
Total	$3,354,310	$4,144,091	$1,932,902	$9,431,303
The Corporation generally structures commercial loans with shorter-term maturities in order to match the Corporation’s funding sources and to enable the Corporation to effectively manage the loan portfolio by providing the flexibility to respond to liquidity needs, changes in interest rates and changes in underwriting standards and loan structures, among other things. Due to the shorter-term nature of such loans, from time to time and in the ordinary course of business, the Corporation will renew/extend maturing lines of credit or refinance existing loans at their maturity dates. Some loans may renew multiple times in a given year as a result of general customer practice and need. These renewals, extensions and refinancings are made in the ordinary course of business for customers that meet the Corporation’s normal level of credit standards. Such borrowers typically request renewals to support their on-going working capital needs to finance their operations. Such borrowers are not experiencing financial difficulties and generally could obtain similar financing from another financial institution. In connection with each renewal, extension or refinancing, the Corporation may require a principal reduction, adjust the rate of interest and/or modify the structure and other terms to reflect the current market pricing/structuring for such loans or to maintain competitiveness with other financial institutions. In such cases, the Corporation does not generally grant concessions, and, except for those reported in Note 4 - Loans, any such renewals, extensions or refinancings that occurred during the reported periods were not deemed to be troubled debt restructurings pursuant to applicable accounting guidance. Loans exceeding $1.0 million undergo a complete underwriting process at each renewal.

Non-Performing Assets and Potential Problem Loans
Non-Performing Assets. Year-end non-performing assets and accruing past due loans were as follows:

	2014	2013	2012	2011	2010
Non-accrual loans:
Commercial and industrial	$34,744	$26,733	$46,308	$43,874	$60,408
Real estate	24,643	29,242	42,504	49,736	76,270
Consumer and other	538	745	932	728	462
Total non-accrual loans	59,925	56,720	89,744	94,338	137,140
Restructured loans	—	1,137	—	—	—
Foreclosed assets:
Real estate	5,251	11,916	15,152	26,608	27,339
Other	—	—	350	—	471
Total foreclosed assets	5,251	11,916	15,502	26,608	27,810
Total non-performing assets	$65,176	$69,773	$105,246	$120,946	$164,950
Ratio of non-performing assets to:
Total loans and foreclosed assets	0.59%	0.73%	1.14%	1.51%	2.03%
Total assets	0.23	0.29	0.46	0.60	0.94
Accruing past due loans:
30 to 89 days past due	$42,881	$31,297	$35,969	$42,463	$55,045
90 or more days past due	20,941	7,635	6,994	17,417	26,922
Total accruing past due loans	$63,822	$38,932	$42,963	$59,880	$81,967
Ratio of accruing past due loans to total loans:
30 to 89 days past due	0.39%	0.33%	0.39%	0.53%	0.68%
90 or more days past due	0.19	0.08	0.08	0.22	0.33
Total accruing past due loans	0.58%	0.41%	0.47%	0.75%	1.01%
Non-performing assets include non-accrual loans, trouble debt restructurings and foreclosed assets. Non-performing assets at December 31, 2014 decreased $4.6 million from December 31, 2013. While down in 2014 and 2013, in general, the level of non-performing assets in previous years was reflective of the weaker economic conditions which began in the latter part of 2008. Non-accrual commercial and industrial loans included one credit relationship in excess of $5 million totaling $15.5 million at December 31, 2014 and one credit relationships in excess of $5 million totaling $6.3 million at December 31, 2013. Non-accrual real estate loans primarily consist of land development, 1-4 family residential construction credit relationships and loans secured by office buildings and religious facilities. Non-accrual commercial real estate loans included one credit relationships in excess of $5 million totaling $5.6 million at December 31, 2014 and one credit relationship in excess of $5 million totaling $7.3 million at December 31, 2013. One credit relationship totaling $5.6 million at December 31, 2014 and $7.9 million at December 31, 2013 was included in both non-accrual commercial and industrial loans ($2.7 million at December 31, 2014 and $4.7 million at December 31, 2013) and non-accrual commercial real estate loans ($2.9 million at December 31, 2014 and $3.2 million at December 31, 2013).
Non-accrual commercial and industrial loans included three credit relationships in excess of $5 million totaling $27.8 million at December 31, 2012, two credit relationships in excess of $5 million totaling $17.3 million at December 31, 2011 and three credit relationships in excess of $5 million totaling $25.8 million at December 31, 2010. Non-accrual commercial real estate loans included two credit relationships in excess of $5 million totaling $18.2 million at December 31, 2012 and one credit relationship in excess of $5 million totaling $5.8 million at December 31, 2011. Approximately $15.0 million of the non-accrual commercial and industrial loans and $12.6 million of the non-accrual commercial real estate loans at December 31, 2012 pertained to the same customer. Non-accrual commercial and industrial and real estate loans also included $6.5 million to certain Mexican borrowers at December 31, 2010 primarily related to deterioration in the U.S. dollar exchange rate of the Mexican peso.
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
Foreclosed assets represent property acquired as a result of borrower defaults on loans. Foreclosed assets are recorded at estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for loan losses. Regulatory guidelines require the Corporation to reevaluate the fair value of foreclosed assets on at least an annual basis. The Corporation’s policy is to comply with the regulatory guidelines. Write-downs are provided for subsequent declines in value and are included in other non-interest expense along with other expenses related to maintaining the properties. During 2014 and 2013, foreclosed assets, particularly among certain classes of property (primarily land), experienced significant deterioration in fair values as a result of the prevailing weaker economic conditions. Write-downs of foreclosed assets totaled $1.2 million and $895 thousand, during 2014 and 2013, respectively. During 2014, the Corporation recognized write-downs on12 different properties/relationships with the average write-down totaling $107 thousand and the largest individual write-down totaling $595 thousand. The weighted-average percentage write-down was 25.6%. During 2013, the Corporation recognized write-downs on 13 different properties/relationships with the average write-down totaling $69 thousand and the largest individual write-down totaling $490 thousand. The weighted-average percentage write-down was 18.0%. There were no significant concentrations of any properties, to which the aforementioned write-downs relate, in any single geographic region.
Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At December 31, 2014 and 2013, the Corporation had $15.1 million and $13.8 million in loans of this type which are not included in any one of the non-accrual, restructured or 90 days past due loan categories. At December 31, 2014, potential problem loans consisted of six credit relationships. Of the total outstanding balance at December 31, 2014, 32.4% related to a general contractor, 28.7% related to two customers in the aviation industry, 18.5% related to a municipality and 10.8% related to a customer in commercial real estate/real estate development. Weakness in these borrowers’ operating performance has caused the Corporation to heighten the attention given to these credits.
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

The table below provides an allocation of the year-end allowance for loan losses by loan type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. Certain general valuation allowances were not allocated to specific loan portfolio segments and were included in unallocated allowances in years prior to 2014. See Note 4 - Loans for details of amounts allocated to specific portfolio segments.

	2014		2013		2012		2011		2010
	Allowance for Loan Losses	Percentage of Loans in each Category to Total Loans	Allowance for Loan Losses	Percentage of Loans in each Category to Total Loans	Allowance for Loan Losses	Percentage of Loans in each Category to Total Loans	Allowance for Loan Losses	Percentage of Loans in each Category to Total Loans	Allowance for Loan Losses	Percentage of Loans in each Category to Total Loans
Commercial and industrial	$59,192	52.5%	$52,790	51.6%	$54,164	52.3%	$42,774	49.0%	$57,789	46.7%
Commercial real estate	27,163	36.4	22,590	36.4	29,346	36.0	20,912	37.8	28,534	39.5
Consumer real estate	5,178	7.7	5,230	8.5	5,252	8.4	3,540	9.5	3,223	9.8
Consumer and other	8,009	3.4	5,010	3.5	3,507	3.3	12,635	3.7	11,974	4.0
Unallocated	—	—	6,818	—	12,184	—	30,286	—	24,796	—
Total	$99,542	100.0%	$92,438	100.0%	$104,453	100.0%	$110,147	100.0%	$126,316	100.0%
The reserve allocated to commercial and industrial loans at December 31, 2014 increased $6.4 million compared to December 31, 2013. At December 31, 2014, the reserve allocated to commercial and industrial loans included reserves allocated for policy exceptions ($1.9 million), credit and collateral exceptions ($1.5 million) and general macroeconomic risk ($7.6 million) which were previously reported as components of unallocated reserves at December 31, 2013. Excluding the effect of these items, the reserve allocated to commercial and industrial loans at December 31, 2014 decreased $4.7 million compared to December 31, 2013. This decrease was primarily related to decreases in the distressed industries allocation and allocations for specific loans and an increase in the adjustment for recoveries partly offset by increases in historical valuation allowances and the environmental risk adjustment. The distressed industries allocation related to commercial and industrial loans decreased $4.7 million from $7.8 million at December 31, 2013 to $3.1 million at December 31, 2014. The decrease was primarily related to improvements in the weighted-average risk grades of certain segments of the contractors industry to a level below that of the weighted-average risk grade for all pass-grade loans within the overall loan portfolio segment. As a result, additional distressed industry allocations were no longer necessary for these segments of the contractors industry. Allocations for specific loans decreased $2.5 million from $4.1 million at December 31, 2013 to $1.6 million at December 31, 2014. The adjustment for recoveries increased $2.6 million from $3.6 million at December 31, 2013 to $6.2 million at December 31, 2014 primarily due to the higher level of recoveries experienced in 2014 relative to 2013. Historical valuation allowances increased $3.1 million from $29.3 million at December 31, 2013 to $32.4 million at December 31, 2014. The increase in historical valuation allowances was primarily due to an increase in the volume of non-classified commercial and industrial loans and increases in the historical loss allocation factors applied to certain categories of non-classified and classified commercial and industrial loans partly offset by a decrease in classified loans. The environmental risk adjustment increased $1.3 million from $5.5 million at December 31, 2013 to $6.8 million at December 31, 2014. Although the environmental risk adjustment factor decreased at December 31, 2014 compared to December 31, 2013, the dollar amount of the environmental risk adjustment increased as a result of the aforementioned increases in the base historical allowances to which the environmental risk adjustment factor is applied. Classified commercial and industrial loans (loans having a risk grade of 11, 12 or 13) totaled $95.0 million at December 31, 2014 compared to $120.2 million at December 31, 2013.
The reserve allocated to commercial real estate loans at December 31, 2014 increased $4.6 million compared to December 31, 2013. At December 31, 2014, the reserve allocated to commercial real estate loans included reserves allocated for policy exceptions ($875 thousand), credit and collateral exceptions ($681 thousand) and general macroeconomic risk ($3.5 million) which were previously reported as components of unallocated reserves at December 31, 2013. Excluding the effect of these items, the reserve allocated to commercial real estate loans at December 31, 2014 decreased $521 thousand compared to December 31, 2013. This decrease was primarily related to a decrease in allocations for specific loans, an increase in the adjustment for recoveries and a decrease in the distressed industries allocation mostly offset by increases in historical valuation allowances, the reserve allocated for highly leveraged credit relationships and the reserve allocated for large credit relationships. Allocations for specific loans decreased $2.7 million from $2.8 million at December 31, 2013 to $67 thousand at December 31, 2014. The adjustment for recoveries increased $596 thousand from $1.2 million at December 31, 2013 to $1.8 million at December 31, 2014 primarily due to the higher level of recoveries experienced in 2014 relative to 2013. The distressed industries allocation related to commercial real estate loans decreased $381 thousand. As mentioned above, the decrease was primarily related to improvements in the weighted-average risk grades of certain segments of the contractors industry. Historical valuation allowances increased $1.6 million from $13.0 million at December 31, 2013 to $14.6 million at December 31, 2014 primarily due to an increase in the volume of pass grade commercial real estate loans. The reserve allocated for highly leveraged credit relationships and the reserve allocated for large credit relationships increased $728 thousand and $478 thousand, respectively, from December 31, 2013 to December 31, 2014 primarily due to increases in the volumes of such credit relationships. Classified commercial real estate loans totaled $65.8 million at December 31, 2014 compared to $80.8 million at December 31, 2013.
The reserve allocated to consumer real estate loans at December 31, 2014 decreased $52 thousand compared to December 31, 2013. At December 31, 2014, the reserve allocated to consumer real estate loans included reserves allocated for general macroeconomic risk ($715 thousand) which were previously reported as a component of unallocated reserves at December 31, 2013. Excluding the effect of this allocation, the reserve allocated to consumer real estate loans at December 31, 2014 decreased $767 thousand compared to December 31, 2013. This decrease was primarily due to a decrease in historical valuation allowances which decreased $627 thousand from $2.6 million at December 31, 2013 to $2.0 million at December 31, 2014. The decrease in historical valuation allowances was primarily related to a decrease in the historical loss allocation factor applied to pass grade consumer real estate loans. A decrease in the environmental risk adjustment and an increase in the adjustment for recoveries were partly offset by an increase in the allocation for loans not reviewed by concurrence.
The reserve allocated to consumer and other loans at December 31, 2014 increased $3.0 million compared to December 31, 2013. At December 31, 2014, the reserve allocated to consumer and other loans included reserves allocated for general macroeconomic risk ($1.1 million) which were previously reported as a component of unallocated reserves at December 31, 2013. Excluding the effect of this allocation, the reserve allocated to consumer and other loans at December 31, 2014 increased $1.9 million compared to December 31, 2013. The increase was primarily related to an increase in the historical valuation allowances due to an increase in the historical loss allocation factor applied to consumer and other loans and an increase in the volume of such loans combined with an increase in the environmental risk adjustment.
There was no unallocated portion of the allowance for loan losses at December 31, 2014. At December 31, 2013, the unallocated portion of the allowance for loan losses totaled $6.8 million. As discussed above, as of December 31, 2014, reserves allocated for loans originated with policy, credit and/or collateral exceptions that exceed specified risk grades and reserves allocated for general macroeconomic risk have been allocated to specific loan portfolio segments, rather than left unallocated. The aggregate reserve allocated to specific loan portfolio segments for policy exceptions totaled $2.8 million at December 31, 2014 compared to $2.5 million in reserves for policy exceptions reported as a part of the unallocated portion of the allowance for loan losses at December 31, 2013. The aggregate reserve allocated to specific loan portfolio segments for credit and collateral exceptions totaled $2.2 million at December 31, 2014 compared to $1.4 million in reserves for credit and collateral exceptions reported as a part of the unallocated portion of the allowance for loan losses at December 31, 2013. The aggregate reserve allocated to specific loan portfolio segments for general macroeconomic risk totaled $13.1 million at December 31, 2014 compared to $2.9 million in reserves for general macroeconomic risk reported as a part of the unallocated portion of the allowance for loan losses at December 31, 2013. The overall increase in the reserves allocated to specific loan portfolio segments for general macroeconomic risk is reflective of loan growth that is occurring in a positively trending but uncertain economic environment as reflected in recent market volatility and decreasing oil prices. The Corporation has also experienced an increase in past due loans, though the overall level of classified commercial and industrial and commercial real estate loans has decreased $40.1 million since December 31, 2013 while the weighted-average risk grades of these portfolios was 6.29% at December 31, 2014 compared to 6.40% at December 31, 2013.
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
The unallocated portion of the allowance for loan losses at December 31, 2013 decreased $5.4 million compared to December 31, 2012. This decrease was primarily due to a decrease in the allocation for general macroeconomic risk (down $5.2 million). This was reflective of improving trends in certain components of the Texas Leading Index and, aside from $18.8 million in charge-offs related to a single customer relationship which was not considered to be indicative of a decline in the overall credit quality of the Corporation’s loan portfolio, the trend in net charge-offs had stabilized at improved levels compared to recent years. The overall level of classified commercial and industrial and commercial real estate loans decreased approximately $17.3 million, or 7.9%, at December 31, 2013 compared to December 31, 2012 while the overall weighted-average risk grades of these portfolios was 6.40% at December 31, 2013 and 6.39% December 31, 2012.

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
Activity in the allowance for loan losses is presented in the following table.

	2014	2013	2012	2011	2010
Balance of allowance for loan losses at beginning of year	$92,438	$104,453	$110,147	$126,316	$125,309
Provision for loan losses	16,314	20,582	10,080	27,445	43,611
Charge-offs:
Commercial and industrial	(13,820)	(32,932)	(18,493)	(33,678)	(31,324)
Commercial real estate	(3,800)	(1,329)	(3,951)	(10,776)	(7,524)
Consumer real estate	(1,097)	(1,047)	(1,495)	(2,789)	(2,682)
Consumer and other	(9,768)	(9,489)	(9,101)	(9,442)	(11,893)
Total charge-offs	(28,485)	(44,797)	(33,040)	(56,685)	(53,423)
Recoveries:
Commercial and industrial	9,672	3,588	4,870	4,526	2,794
Commercial real estate	1,800	1,204	4,727	1,342	980
Consumer real estate	364	328	857	496	623
Consumer and other	7,439	7,080	6,812	6,707	6,422
Total recoveries	19,275	12,200	17,266	13,071	10,819
Net charge-offs	(9,210)	(32,597)	(15,774)	(43,614)	(42,604)
Balance at end of year	$99,542	$92,438	$104,453	$110,147	$126,316
Net loan charge-offs to average loans	0.09%	0.35%	0.19%	0.54%	0.52%
Allowance for loan losses to year-end loans	0.91	0.97	1.13	1.38	1.56
Allowance for loan losses to year-end non-accrual loans	166.11	162.97	116.39	116.76	92.11
Average loans	$10,299,025	$9,229,574	$8,456,818	$8,042,968	$8,125,150
Year-end loans	10,987,535	9,515,700	9,223,848	7,995,129	8,117,020
Year-end non-accrual loans	59,925	56,720	89,744	94,338	137,140
The provision for loan losses decreased $4.3 million, or 20.7%, in 2014 compared to 2013. The decrease was primarily due to a $23.4 million decrease in net charge-offs and a decrease in the level of classified loans partly offset by the impact of an increase in the overall volume of loans. Net charge-offs to average loans totaled 0.09% during 2014 decreasing 26 basis points compared to 0.35% during 2013. Net -charge-offs during 2014 were impacted by a higher level of commercial and industrial loan recoveries which included a $3.4 million recovery related to a single commercial and industrial loan relationship. Net charge-offs and the level of the provision for loan losses in 2013, were impacted charge-offs totaling $18.8 million related to a single commercial and industrial loan relationship. The loan was not past due or previously considered to be a non-performing, impaired or potential problem loan prior to the initial charge-off in the first quarter of 2013; however, in April 2013, the borrower entered into bankruptcy proceedings.
The ratio of the allowance for loan losses to total loans was 0.91% at December 31, 2014 compared to 0.97% at December 31, 2013. The acquisition of WNB during the second quarter of 2014 did not significantly impact management's determination of the allowance for loan losses in 2014. Management believes the recorded amount of the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, the Corporation’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.
The provision for loan losses increased $10.5 million in 2013 compared to 2012. As mentioned above, during 2013, the Corporation recognized charge-offs totaling $18.8 million related to a single commercial and industrial loan relationship, which impacted the level of the provision for loan losses. The provision for loan losses decreased $17.4 million in 2012 compared to 2011, which was reflective of the decreasing trend in classified loans and a decrease in net charge-offs. The provision for loan losses decreased $16.2 million in 2011 compared to 2010, which was reflective of the decreasing trend in classified loans.
Net charge-offs during 2013 increased $16.8 million compared to 2012. Excluding the aforementioned $18.8 million in charge-offs related to a single commercial and industrial loan relationship, net charge-offs would have been $13.8 million, or 0.15% of average loans during 2013. This compares to net charge-offs of $15.8 million, or 0.19% of average loans during 2012, evidencing the otherwise positive trend in net charge-offs and the overall credit quality of the Corporation’s loan portfolio. Net charge-offs for 2012 decreased $27.8 million compared to 2011 and net charge-offs for 2011 increased $1.0 million compared to 2010. As a percentage of average loans, net charge-offs increased 16 basis points in 2013 compared to 2012 (or decreased 4 basis points in 2013 compared to 2012 when excluding the aforementioned $18.8 million in charge-offs related to a single commercial and industrial loan relationship), decreased 35 basis points in 2012 compared to 2011 and increased 2 basis points in 2011 compared to 2010. The level of net charge-offs in 2011 was partly related to the charge-off of several large credit relationships. Aside from these charge-offs and the $18.8 million charge-off in 2013, the overall trend in net charge-offs since 2010 reflects the continued improvement in the level of classified loans since the deterioration of economic conditions which began in 2009.
The ratio of the allowance for loan losses to total loans decreased 6 basis points from 0.97% at December 31, 2013 to 0.91% at December 31, 2014 and decreased 16 basis points from 1.13% at December 31, 2012 to 0.97% at December 31, 2013, which is reflective of continued improvement in the level of classified loans. Management believes the recorded amount of the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, the Corporation’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses and charge-offs.

Securities
Year-end securities were as follows:

	2014		2013		2012
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
Held to maturity:
U.S. Treasury	$249,009	2.2%	$248,592	2.7%	$248,188	2.7%
Residential mortgage-backed securities	8,012	0.1	9,674	0.1	10,725	0.1
States and political subdivisions	2,668,115	23.4	2,880,482	31.8	2,696,468	29.4
Other	1,350	—	1,000	—	1,000	—
Total	2,926,486	25.7	3,139,748	34.6	2,956,381	32.2
Available for sale:
U.S. Treasury	3,811,252	33.4	2,540,554	28.1	3,057,921	33.3
U.S. government agencies/corporations	—	—	53,980	0.6	—	—
Residential mortgage-backed securities	1,398,724	12.3	1,776,016	19.6	2,518,003	27.4
States and political subdivisions	3,208,907	28.1	1,488,914	16.5	591,483	6.4
Other	42,371	0.4	35,972	0.4	35,892	0.4
Total	8,461,254	74.2	5,895,436	65.2	6,203,299	67.5
Trading:
U.S. Treasury	15,339	0.1	15,389	0.2	14,038	0.1
States and political subdivisions	87	—	1,009	—	16,036	0.2
Total	15,426	0.1	16,398	0.2	30,074	0.3
Total securities	$11,403,166	100.0%	$9,051,582	100.0%	$9,189,754	100.0%
The following tables summarize the maturity distribution schedule with corresponding weighted-average yields of securities held to maturity and securities available for sale as of December 31, 2014. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 35%. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as available for sale include stock in the Federal Reserve Bank and the Federal Home Loan Bank, which have no maturity date. These securities have been included in the total column only.

	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
U.S. Treasury	$—	—%	$249,009	3.44%	$—	—%	$—	—%	$249,009	3.44%
Residential mortgage- backed securities	5	12.78	201	3.47	1,887	1.59	5,919	1.67	8,012	1.70
States and political subdivisions	152,351	6.60	284,981	6.21	172,371	5.28	2,058,412	5.43	2,668,115	5.57
Other	1,350	1.17	—	—	—	—	—	—	1,350	1.17
Total	$153,706	6.55	$534,191	4.92	$174,258	5.24	$2,064,331	5.42	$2,926,486	5.38
Available for sale:
U.S. Treasury	$500,631	1.65%	$2,198,777	1.45%	$1,111,844	2.27%	$—	—%	$3,811,252	1.71%
Residential mortgage- backed securities	1,321	4.99	83,429	4.60	607,048	2.34	706,926	4.00	1,398,724	3.30
States and political subdivisions	16,851	6.28	287,711	3.60	865,436	3.35	2,038,909	5.19	3,208,907	4.55
Other	—	—	—	—	—	—	—	—	42,371	—
Total	$518,803	1.81	$2,569,917	1.79	$2,584,328	2.65	$2,745,835	4.89	$8,461,254	3.04

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
All mortgage-backed securities included in the above tables were issued by U.S. government agencies and corporations. At December 31, 2014, approximately 97.4% of the securities in the Corporation’s municipal bond portfolio were issued by political subdivisions or agencies within the State of Texas, of which approximately 64.9% are either guaranteed by the Texas Permanent School Fund, which has a “triple-A” insurer financial strength rating, or secured by U.S. Treasury securities via defeasance of the debt by the issuers. At December 31, 2014, the Corporation held securities with an aggregate carrying value of $597.6 million and an aggregate fair value of $598.7 million of general obligation bonds issued by the State of Texas. Such amounts were in excess of 10% of the Corporation’s shareholders’ equity at December 31, 2014. At such date, all of these securities carried a “triple-A” rating. At December 31, 2014, there were no other holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of the Corporation’s shareholders’ equity.
The average taxable-equivalent yield on the securities portfolio was 3.96% in 2014 compared to 3.48% in 2013 and 3.31% in 2012. The increases in the average taxable-equivalent yield during the comparable periods were primarily related to increases in the relative proportion of investments held in higher-yielding, tax-exempt municipal securities. The increase in 2014 compared to 2013 was also partly related to an increase in the average yield on taxable securities. Tax-exempt municipal securities totaled 52.6% of average securities in 2014 compared to 40.7% in 2013 and 27.4% in 2012. The average yield on taxable securities was 2.14% in 2014 compared to 1.90% in 2013 and 2.10% in 2012, while the average taxable-equivalent yield on tax-exempt securities was 5.58% in 2014 compared to 5.75% in 2013 and 6.68% in 2012. See the section captioned “Net Interest Income” included elsewhere in this discussion. The overall growth in the securities portfolio since 2012 was primarily funded by deposit growth.
Deposits
The table below presents the daily average balances of deposits by type and weighted-average rates paid thereon during the years presented:

	2014		2013		2012
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Non-interest-bearing demand deposits:
Commercial and individual	$8,384,376		$6,967,933		$6,300,944
Correspondent banks	351,803		323,706		332,136
Public funds	388,851		366,135		388,847
Total	9,125,030		7,657,774		7,021,927
Interest-bearing deposits:
Private accounts:
Savings and interest checking	4,211,336	0.02%	3,608,273	0.04%	3,018,116	0.05%
Money market accounts	7,342,967	0.11	6,596,764	0.15	5,834,822	0.21
Time accounts of $100,000 or more	515,339	0.28	520,769	0.30	533,944	0.41
Time accounts under $100,000	451,081	0.14	450,215	0.22	491,078	0.33
Public funds	407,006	0.05	434,299	0.13	392,213	0.16
Total	12,927,729	0.09	11,610,320	0.12	10,270,173	0.18
Total deposits	$22,052,759	0.05	$19,268,094	0.08	$17,292,100	0.10
Average deposits increased $2.8 billion, or 14.5%, in 2014 compared to 2013 and increased $2.0 billion, or 11.4%, in 2013 compared to 2012. The most significant volume growth during the comparable years was in non-interest-bearing commercial and individual accounts, money market accounts and savings and interest checking accounts. Average deposits in 2014 were impacted by the acquisition of $1.6 billion in deposits (approximately $827.8 million in non-interest-bearing and $796.2 million in interest-bearing) in connection with the acquisition of WNB during the second quarter of 2014. Deposit growth was also driven by new customer relationships as well as increased balances from existing customers. The ratio of average interest-bearing deposits to total average deposits was 58.6% in 2014 compared to 60.3% in 2013 and 59.4% in 2012. The average cost of interest-bearing deposits and total deposits was 0.09% and 0.05% during 2014 compared to 0.12% and 0.08% during 2013 and 0.18% and 0.10% during 2012. The decrease in the average cost of interest-bearing deposits during the comparable periods was primarily the result of decreases in interest rates offered on certain deposit products due to decreases in average market interest rates and decreases in renewal interest rates on maturing certificates of deposit given the current low interest rate environment. Additionally, the relative proportion of higher-cost time accounts to total average interest-bearing deposits decreased from 10.0% in 2012 to 8.4% in 2013 and 7.5% in 2014. The Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. To date, the Corporation has not experienced any significant additional interest costs as a result of the repeal; however, the Corporation may begin to incur interest costs associated with certain demand deposits in the future as market conditions warrant.
The following table presents the proportion of each component of average non-interest-bearing deposits to the total of such non-interest-bearing deposits during the years presented:

	2014	2013	2012
Commercial and individual	91.9%	91.0%	89.7%
Correspondent banks	3.8	4.2	4.7
Public funds	4.3	4.8	5.6
Total	100.0%	100.0%	100.0%
Average non-interest-bearing deposits increased $1.5 billion, or 19.2%, in 2014 compared to 2013 while average non-interest-bearing deposits increased $635.8 million, or 9.1% in 2013 compared to 2012. The increase in 2014 compared to 2013 was primarily due to a $1.4 billion, or 20.3% increase in average commercial and individual deposits. This increase was partly related to the acquisition of approximately $827.8 million of such deposits in connection with the acquisition of WNB. The increase in 2013 compared to 2012 was primarily due to a $667.0 million, or 10.6% increase in average commercial and individual deposits.
The following table presents the proportion of each component of average interest-bearing deposits to the total of such interest-bearing deposits during the years presented:

	2014	2013	2012
Private accounts:
Savings and interest checking	32.6%	31.1%	29.4%
Money market accounts	56.8	56.8	56.8
Time accounts of $100,000 or more	4.0	4.5	5.2
Time accounts under $100,000	3.5	3.9	4.8
Public funds	3.1	3.7	3.8
Total	100.0%	100.0%	100.0%
Total average interest-bearing deposits increased $1.3 billion, or 11.3%, in 2014 compared to 2013 and increased $1.3 billion, or 13.0%, in 2013 compared to 2012. The relative proportion of time accounts to total average interest-bearing deposits decreased from 10.0% in 2012 to 8.4% in 2013 and 7.5% in 2014, in favor of savings and interest checking accounts. The shift in relative proportions toward savings and interest checking accounts appears to be related to the lower interest rate environment experienced during recent years as many customers appear to have become less inclined to invest their funds for extended periods. The Corporation acquired approximately $796.2 million of interest-bearing deposits in connection with the acquisition of WNB including approximately $166.1 million of savings and interest checking, $473.2 million of money market accounts, $153.1 million of time accounts and $3.8 million of public funds.
Some of the Corporation’s interest-bearing deposits were obtained through brokered transactions, the Corporation’s participation in the Certificate of Deposit Account Registry Service (“CDARS”) and deposits from the Promontory Interfinancial Network Insured Cash Sweep Service (“Promontory Cash Sweep deposits”). The Corporation had no brokered money market accounts during 2014 and 2013, while average brokered money market deposits totaled

$1.2 million in 2012. Average CDARS deposits totaled $21.7 million in 2014 compared to $1.0 million in 2013 and $19.4 million in 2012. In late 2011, the Corporation discontinued reciprocal, matched-funds CDARs transactions, in favor of one-way sell transactions. Average CDARs in 2013 and 2012 relate to reciprocal transactions executed prior to 2012. The increase in average CDARS in 2014 was related to the acquisition of $45.5 million of such deposits in connection with the acquisition of WNB during the second quarter of 2014. Average Promontory Cash Sweep deposits totaled $70.9 million in 2014, while there were no Promontory Cash Sweep deposits in 2013 or 2012. The Corporation acquired $114.1 million of Promontory Cash Sweep deposits in connection with the acquisition of WNB.
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

	2014	2013	2012
San Antonio	31.7%	32.5%	31.5%
Houston	18.1	18.7	18.7
Fort Worth	17.9	18.9	19.0
Austin	11.2	11.5	11.4
Dallas	7.2	6.9	7.0
Corpus Christi	5.9	6.1	6.2
Permian Basin	3.1	—	—
Rio Grande Valley	3.0	3.2	3.2
Statewide	1.9	2.2	3.0
Total	100.0%	100.0%	100.0%
The Corporation experienced deposit growth in all regions, except for the Statewide region, during 2014 compared to 2013. The San Antonio region had the largest dollar volume increase during 2014, increasing $711.6 million, or 11.3%. The Dallas region had the largest percentage increase during 2014, increasing $270.8 million, or 20.5%. Average deposits for the Houston region increased $378.4 million, or 10.5%, while average deposits for the Fort Worth and Austin regions increased $298.2 million, or 8.2%, and $254.1 million, or 11.5%, respectively. The Permian Basin region is a new region established with the acquisition of WNB during the second quarter of 2014. Average deposits for the Permian Basin region were approximately $677.6 million during 2014. Average deposits for the Corpus Christi and Rio Grande Valley regions increased $141.1 million, or 12.1%, and $56.2 million, or 9.2%, respectively. The Statewide region decreased $3.5 million, or 0.8%.
The Corporation experienced deposit growth in all regions, except for the Statewide region, during 2013 compared to 2012. The San Antonio region had the largest dollar volume and percentage increase during 2013, increasing $830.5 million, or 15.3%. Average deposits for the Houston region increased $369.9 million, or 11.4%, while average deposits for the Fort Worth and Dallas regions increased $362.8 million, or 11.1%, and $112.7 million, or 9.3%, respectively. Average deposits for the Austin region increased $244.2 million, or 12.4%. Average deposits for the Corpus Christi and Rio Grande Valley regions increased $102.0 million, or 9.6%, and $46.3 million, or 8.2%, respectively. The Statewide region decreased $92.3 million, or 17.6%, primarily due to a decrease in correspondent banking balances.
Foreign Deposits. Mexico has historically been considered a part of the natural trade territory of the Corporation’s banking offices. Accordingly, U.S. dollar-denominated foreign deposits from sources within Mexico have traditionally been a significant source of funding. Average deposits from foreign sources, primarily Mexico, totaled $766.3 million in 2014, $777.5 million in 2013 and $789.5 million in 2012.
Short-Term Borrowings
The Corporation’s primary source of short-term borrowings is federal funds purchased from correspondent banks and repurchase agreements in the natural trade territory of the Corporation, as well as from upstream banks. Federal funds purchased and repurchase agreements totaled $803.1 million, $668.3 million and $561.1 million at December 31, 2014, 2013 and 2012. The maximum amount of these borrowings outstanding at any month-end was $803.1 million in 2014, $668.3 million in 2013 and $659.8 million in 2012. The weighted-average interest rate on federal funds purchased and repurchase agreements was 0.02% at both December 31, 2014 and December 31, 2013 and 0.01% at December 31, 2012.
The following table presents the Corporation’s average net funding position during the years indicated:

	2014		2013		2012
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Federal funds sold and resell agreements	$19,683	0.42%	$17,259	0.48%	$25,364	0.41%
Federal funds purchased and repurchase agreements	(560,841)	0.02	(538,656)	0.02	(603,934)	0.02
Net funds position	$(541,158)		$(521,397)		$(578,570)
The net funds purchased position increased $19.8 million in 2014 compared to 2013 and decreased $57.2 million in 2013 compared to 2012. Average interest-bearing deposits totaled $4.2 billion in 2014 compared to $2.8 billion in 2013 and $1.6 billion in 2012. During the reported periods, the Corporation has maintained excess liquid funds in interest-bearing deposits with the Federal Reserve rather than federal funds sold in order to capitalize on higher available yields.
Off Balance Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations
The following table summarizes the Corporation’s contractual obligations and other commitments to make future payments as of December 31, 2014. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payments Due by Period
	1 Year or Less	More than 1 Year but Less than 3 Years	3 Years or More but Less than 5 Years	5 Years or More	Total
Contractual obligations:
Subordinated notes payable	$—	$100,000	$—	$—	$100,000
Junior subordinated deferrable interest debentures	—	—	—	137,115	137,115
Operating leases	21,373	38,337	30,336	77,000	167,046
Deposits with stated maturity dates	857,857	141,261	150	—	999,268
	879,230	279,598	30,486	214,115	1,403,429
Other commitments:
Commitments to extend credit	36,461	5,420,941	1,423,087	1,075,290	7,955,779
Standby letters of credit	4,365	231,754	2,011	10,230	248,360
	40,826	5,652,695	1,425,098	1,085,520	8,204,139
Total contractual obligations and other commitments	$920,056	$5,932,293	$1,455,584	$1,299,635	$9,607,568
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
Commitments to Extend Credit. The Corporation enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the

Corporation’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Commitments to extend credit outstanding at December 31, 2014 are included in the table above.
Standby Letters of Credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Corporation would be required to fund the commitment. The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Corporation would be entitled to seek recovery from the customer. The Corporation’s policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit outstanding at December 31, 2014 are included in the table above.
Trust Accounts. The Corporation also holds certain assets in fiduciary or custodial capacity on behalf of its trust customers. The estimated fair value of trust assets was approximately $30.5 billion (including managed assets of $13.0 billion and custody assets of $17.5 billion) at December 31, 2014. These assets were primarily composed of equity securities (46.3% of trust assets), fixed income securities (39.1% of trust assets) and cash equivalents (8.5% of trust assets).
Securities Lending. The Corporation lends certain customer securities to creditworthy brokers on behalf of those customers. If the borrower fails to return these securities, the Corporation indemnifies its customers based on the then current net realizable fair value of the securities. The Corporation holds collateral received in securities lending transactions as an agent. Accordingly, such collateral assets are not assets of the Corporation. The Corporation requires borrowers to provide collateral equal to or in excess of 100% of the fair value of the securities borrowed. The collateral is valued daily and additional collateral is requested as necessary. The maximum future payments guaranteed by the Corporation under these contractual agreements (representing the fair value of securities lent to brokers) totaled $2.5 billion at December 31, 2014. At December 31, 2014, the Corporation held pledged liquid assets with a fair value of $2.5 billion as collateral for these agreements.
Capital and Liquidity
Capital. At December 31, 2014, shareholders’ equity totaled $2.9 billion compared to $2.5 billion at December 31, 2013. In addition to net income of $278.0 million, other sources of capital during 2014 included $149.7 million in common stock issued in connection with the acquisition of WNB, $29.2 million in proceeds from stock option exercises and the related tax benefits of $3.2 million, $12.5 million related to stock-based compensation and other comprehensive income, net of tax, of $1.4 million. Uses of capital during 2014 included $135.2 million of dividends paid on preferred and common stock and purchases of treasury stock totaling $1.5 million.
The accumulated other comprehensive income/loss component of shareholders’ equity totaled a net, after-tax, unrealized gain of $141.8 million at December 31, 2014 compared to a net, after-tax, unrealized gain of $140.4 million at December 31, 2013. The increase was primarily due to a $43.9 million net after-tax increase in the net unrealized gain on securities available for sale and securities transferred to held to maturity partly offset by a $22.6 million net after-tax increase in the net actuarial loss on the Corporation’s defined benefit post-retirement benefit plans and a $19.9 million net after-tax decrease on the accumulated net gain on effective cash flow hedges.
Under regulatory requirements applicable as of December 31, 2014, amounts reported as accumulated other comprehensive income/loss related to securities available for sale, effective cash flow hedges and defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. See Note 10 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.
On February 15, 2013, the Corporation issued and sold 6,000,000 shares, or $150.0 million in aggregate liquidation preference, of its 5.375% Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 and liquidation preference $25 per share (“Series A Preferred Stock”). The net proceeds from the offering were used to fund an accelerated share repurchase. See Note 10 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.

The Corporation paid quarterly dividends of $0.50, $0.51, $0.51 and $0.51 per common share during the first, second, third and fourth quarters of 2014, respectively, and quarterly dividends of $0.48, $0.50, $0.50 and $0.50 per common share during the first, second, third and fourth quarters of 2013, respectively. This equates to a dividend payout ratio of 47.1% in 2014 and 51.8% in 2013. Under the terms of the junior subordinated deferrable interest debentures that Cullen/Frost has issued to Cullen/Frost Capital Trust II and WNB Capital Trust I, Cullen/Frost has the right at any time during the term of the debentures to defer the payment of interest any time or from time to time for an extension period not exceeding 20 consecutive quarterly periods with respect to each extension period. The ability of the Corporation to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of its capital stock is subject to certain restrictions during any such extension period.
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
From time to time, the Corporation’s board of directors has authorized stock repurchase plans. Stock repurchase plans allow the Corporation to proactively manage its capital position and return excess capital to shareholders. Shares purchased under such plans also provide the Corporation with shares of common stock necessary to satisfy obligations related to stock compensation awards. The aforementioned accelerated share repurchase was part of the stock repurchase program that was authorized by the Corporation’s board of directors in December 2012 to buy up to $150.0 million of the Corporation’s common stock. During 2013, the Corporation repurchased 2,236,748 shares (1,905,077 shares in the first quarter and 331,671 during the third quarter) under the stock repurchase plan. No shares were repurchased under stock repurchase plans during 2014 or 2012. See Part II, Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, included elsewhere in this report.
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
The liquidity position of the Corporation is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in the Corporation’s asset/liability management process. The Corporation regularly models liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into the Corporation’s contingency funding plan, which provides the basis for the identification of the Corporation’s liquidity needs. As of December 31, 2014, management is not aware of any events that are reasonably likely to have a material adverse effect on the Corporation’s liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on the Corporation.
Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 10 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At December 31, 2014, Cullen/Frost had liquid assets, including cash and resell agreements, totaling $294.0 million.
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
Accounting Standards Updates
See Note 21 - Accounting Standards Updates in the accompanying notes to consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on the Corporation’s financial statements.

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
For modeling purposes, as of December 31, 2014, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in negative variances in net interest income of 0.6% and 0.2%, respectively, relative to the flat-rate case over the next 12 months, while a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 2.6% relative to the flat-rate case over the next 12 months. The December 31, 2014 model simulations were impacted by the assumption, for modeling purposes, that the Corporation will begin to pay interest on demand deposits (those not already receiving an earnings credit rate) in the first quarter of 2015, as further discussed below. As of December 31, 2013, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 0.2% and 1.4%, respectively, relative to the flat-rate case over the next 12 months, while a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 3.0% relative to the flat-rate case over the next 12 months. The December 31, 2013 model simulations were impacted by the assumption, for modeling purposes, that the Corporation would begin to pay interest on demand deposits in the first quarter of 2014, as further discussed below. The likelihood of a decrease in interest rates beyond 25 basis points as of December 31, 2014 and 2013 was considered to be remote given prevailing interest rate levels.

The model simulations as of December 31, 2014 indicate that the Corporation's balance sheet is liability sensitive in comparison to the asset sensitive balance sheet as of December 31, 2013. The shift to a liability sensitive position is primarily due to an increase in the relative proportion of interest-earning assets invested in fixed rate securities and a decrease in the relative proportion of interest-earning assets invested in variable rate interest-bearing deposits, which generally reprice as market interest rates change. The growth in the Corporation's balance sheet was partly funded by significant deposit growth during 2013 and 2014. Additionally, during the second quarter of 2014, the Corporation acquired WNB Bancshares, Inc. (See Note 2 - Mergers and Acquisitions included in the notes to consolidated financial statements elsewhere in this report). In connection with the acquisition, the Corporation acquired cash and cash equivalents totaling $879.7 million and loans totaling $670.6 million. The Corporation also acquired deposits totaling $1.6 billion. The acquisition of WNB did not significantly impact the Corporation's sensitivity to interest rate changes relative to it's exposure prior to the acquisition.
As mentioned above, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) repealed the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. To date, the Corporation has not experienced any significant additional interest costs as a result of the repeal; however, the Corporation may begin to incur interest costs associated with certain demand deposits in the future as market conditions warrant. If this were to occur, the Corporation’s balance sheet would likely become more liability sensitive. Because the interest rate that will ultimately be paid on these demand deposits depends upon a variety of factors, some of which are beyond the Corporation’s control, the Corporation assumed an aggressive pricing structure for the purposes of the model simulations discussed above with interest payments beginning in the first quarter of 2015. Should the actual interest rate paid on demand deposits be less than the rate assumed in the model simulations, or should the interest rate paid for demand deposits become an administered rate with less direct correlation to movements in general market interest rates, the Corporation’s balance sheet could be more asset sensitive than the model simulations might otherwise indicate.
As of December 31, 2014, the effects of a 200 basis point increase and a 25 basis point decrease in interest rates on the Corporation’s derivative holdings would not result in a significant variance in the Corporation’s net interest income.
The effects of hypothetical fluctuations in interest rates on the Corporation’s securities classified as “trading” under ASC Topic 320, “Investments - Debt and Equity Securities” are not significant, and, as such, separate quantitative disclosure is not presented.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Cullen/Frost Bankers, Inc.
We have audited the accompanying consolidated balance sheets of Cullen/Frost Bankers, Inc. (the “Corporation”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cullen/Frost Bankers, Inc. at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cullen/Frost Bankers, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 framework”), and our report dated February 5, 2015 expressed an unqualified opinion thereon.

San Antonio, Texas
February 5, 2015

Cullen/Frost Bankers, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	December 31,
	2014	2013
Assets:
Cash and due from banks	$702,485	$885,121
Interest-bearing deposits	3,630,846	3,646,756
Federal funds sold and resell agreements	30,792	24,248
Total cash and cash equivalents	4,364,123	4,556,125
Securities held to maturity, at amortized cost	2,926,486	3,139,748
Securities available for sale, at estimated fair value	8,461,254	5,895,436
Trading account securities	15,426	16,398
Loans, net of unearned discounts	10,987,535	9,515,700
Less: Allowance for loan losses	(99,542)	(92,438)
Net loans	10,887,993	9,423,262
Premises and equipment, net	442,888	313,331
Goodwill	653,950	536,649
Other intangible assets, net	12,125	6,345
Cash surrender value of life insurance policies	172,050	141,108
Accrued interest receivable and other assets	341,480	284,537
Total assets	$28,277,775	$24,312,939

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$10,149,061	$8,311,149
Interest-bearing deposits	13,986,869	12,377,637
Total deposits	24,135,930	20,688,786
Federal funds purchased and repurchase agreements	803,119	668,253
Junior subordinated deferrable interest debentures	137,115	123,712
Other long-term borrowings	100,000	100,000
Accrued interest payable and other liabilities	250,208	218,027
Total liabilities	25,426,372	21,798,778

Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; 6,000,000 Series A shares ($25 liquidation preference) issued in both 2014 and 2013	144,486	144,486
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 63,632,464 shares issued in 2014 and 61,632,464 shares issued in 2013	637	617
Additional paid-in capital	886,476	724,197
Retained earnings	1,710,324	1,575,282
Accumulated other comprehensive income, net of tax	141,814	140,434
Treasury stock, at cost; 483,041 shares in 2014 and 1,066,021 in 2013	(32,334)	(70,855)
Total shareholders’ equity	2,851,403	2,514,161
Total liabilities and shareholders’ equity	$28,277,775	$24,312,939
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Interest income:
Loans, including fees	$440,958	$415,230	$401,364
Securities:
Taxable	93,087	97,873	132,432
Tax-exempt	156,618	122,031	93,412
Interest-bearing deposits	10,725	7,284	4,300
Federal funds sold and resell agreements	83	82	104
Total interest income	701,471	642,500	631,612
Interest expense:
Deposits	11,022	14,459	18,099
Federal funds purchased and repurchase agreements	134	121	140
Junior subordinated deferrable interest debentures	2,488	6,426	6,806
Other long-term borrowings	893	939	1,706
Total interest expense	14,537	21,945	26,751
Net interest income	686,934	620,555	604,861
Provision for loan losses	16,314	20,582	10,080
Net interest income after provision for loan losses	670,620	599,973	594,781
Non-interest income:
Trust and investment management fees	106,237	91,375	83,317
Service charges on deposit accounts	81,946	81,432	83,392
Insurance commissions and fees	45,115	43,140	39,948
Interchange and debit card transaction fees	18,372	16,979	16,933
Other charges, commissions and fees	36,180	34,185	30,180
Net gain (loss) on securities transactions	38	1,176	4,314
Other	32,256	34,531	30,703
Total non-interest income	320,144	302,818	288,787
Non-interest expense:
Salaries and wages	292,349	273,692	258,752
Employee benefits	60,151	62,407	57,635
Net occupancy	55,745	50,468	48,975
Furniture and equipment	62,087	58,443	55,279
Deposit insurance	13,232	11,682	11,087
Intangible amortization	3,520	3,141	3,896
Other	167,656	152,077	139,469
Total non-interest expense	654,740	611,910	575,093
Income before income taxes	336,024	290,881	308,475
Income taxes	58,047	53,015	70,523
Net income	277,977	237,866	237,952
Preferred stock dividends	8,063	6,719	—
Net income available to common shareholders	$269,914	$231,147	$237,952

Earnings per common share:
Basic	$4.32	$3.82	$3.87
Diluted	4.29	3.80	3.86
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$277,977	$237,866	$237,952
Other comprehensive income (loss), before tax:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	103,044	(115,245)	33,412
Change in net unrealized gain on securities transferred to held to maturity	(35,441)	(35,682)	(657)
Reclassification adjustment for net (gains) losses included in net income	(38)	(1,176)	(4,314)
Total securities available for sale and transferred securities	67,565	(152,103)	28,441
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	(34,837)	35,293	(9,405)
Derivatives:
Change in the accumulated gain/loss on effective cash flow hedge derivatives	—	(49)	(783)
Reclassification adjustments for (gains) losses included in net income:
Interest rate swaps on variable-rate loans	(30,604)	(37,380)	(37,380)
Interest rate swap on junior subordinated deferrable interest debentures	—	4,064	4,224
Total derivatives	(30,604)	(33,365)	(33,939)
Other comprehensive income (loss), before tax	2,124	(150,175)	(14,903)
Deferred tax expense (benefit) related to other comprehensive income	744	(52,561)	(5,217)
Other comprehensive income (loss), net of tax	1,380	(97,614)	(9,686)
Comprehensive income	$279,357	$140,252	$228,266
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Balance at January 1, 2012	$—	$613	$680,803	$1,354,759	$247,734	$(372)	$2,283,537
Net income	—	—	—	237,952	—	—	237,952
Other comprehensive loss, net of tax	—	—	—	—	(9,686)	—	(9,686)
Stock option exercises/deferred stock unit conversions (206,366 shares)	—	2	10,100	(6)	—	420	10,516
Tax benefits from stock-based compensation	—	—	(384)	—	—	—	(384)
Stock-based compensation expense recognized in earnings	—	—	12,836	—	—	—	12,836
Non-vested stock awards (16,850 shares) and stock units (32,280 units)	—	—	(387)	(1)	—	388	—
Purchase of treasury stock (7,960 shares)	—	—	—	—	—	(436)	(436)
Cash dividends - common stock ($1.90 per share)	—	—	—	(116,853)	—	—	(116,853)
Balance at December 31, 2012	—	615	702,968	1,475,851	238,048	—	2,417,482
Net income	—	—	—	237,866	—	—	237,866
Other comprehensive loss, net of tax	—	—	—	—	(97,614)	—	(97,614)
Stock option exercises/deferred stock unit conversions (1,319,786 shares)	—	2	7,839	(12,097)	—	72,909	68,653
Tax benefits from stock-based compensation	—	—	2,293	—	—	—	2,293
Stock-based compensation expense recognized in earnings	—	—	11,963	—	—	—	11,963
Non-vested stock awards (13,040 shares) and stock units (24,970 units)	—	—	(866)	—	—	866	—
Issuance of preferred stock (6,000,000 shares)	144,486	—	—	—	—	—	144,486
Purchase of treasury stock (2,245,572 shares)	—	—	—	—	—	(144,630)	(144,630)
Cash dividends – preferred stock (approximately $1.12 per share)	—	—	—	(6,719)	—	—	(6,719)
Cash dividends - common stock ($1.98 per share)	—	—	—	(119,619)	—	—	(119,619)
Balance at December 31, 2013	144,486	617	724,197	1,575,282	140,434	(70,855)	2,514,161
Net income	—	—	—	277,977	—	—	277,977
Other comprehensive income, net of tax	—	—	—	—	1,380	—	1,380
Stock option exercises/deferred stock unit conversions (594,231 shares)	—	—	(2,620)	(7,694)	—	39,472	29,158
Tax benefits from stock-based compensation	—	—	3,202	—	—	—	3,202
Stock-based compensation expense recognized in earnings	—	—	12,503	—	—	—	12,503
Non-vested stock awards (7,620 shares) and stock units (24,430 units)	—	—	(506)	—	—	506	—
Common stock issued in acquisition of WNB Bancshares (2,000,000 shares)	—	20	149,700	—	—	—	149,720
Purchase of treasury stock (18,871 shares)	—	—	—	—	—	(1,457)	(1,457)
Cash dividends – preferred stock (approximately $1.34 per share)	—	—	—	(8,063)	—	—	(8,063)
Cash dividends – common stock ($2.03 per share)	—	—	—	(127,178)	—	—	(127,178)
Balance at December 31, 2014	$144,486	$637	$886,476	$1,710,324	$141,814	$(32,334)	$2,851,403
See accompanying Notes to Consolidated Financial Statements

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Operating Activities:
Net income	$277,977	$237,866	$237,952
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	16,314	20,582	10,080
Deferred tax expense (benefit)	(4,130)	3,279	(6,405)
Accretion of loan discounts	(14,567)	(12,654)	(10,888)
Securities premium amortization (discount accretion), net	61,268	41,921	21,701
Net (gain) loss on securities transactions	(38)	(1,176)	(4,314)
Depreciation and amortization	39,694	38,471	37,776
Net loss on sale/write-down of assets/foreclosed assets	761	3,235	4,603
Stock-based compensation	12,503	11,963	12,836
Net tax benefit (deficiency) from stock-based compensation	19	(393)	(555)
Excess tax benefits from stock-based compensation	(3,183)	(2,686)	(171)
Earnings on life insurance policies	(3,218)	(3,103)	(4,038)
Net change in:
Trading account securities	972	14,686	(16,465)
Accrued interest receivable and other assets	(73,184)	(7,996)	48,176
Accrued interest payable and other liabilities	(24,518)	(170,389)	(30,289)
Net cash from operating activities	286,670	173,606	299,999
Investing Activities:
Securities held to maturity:
Purchases	—	(257,571)	(237,503)
Maturities, calls and principal repayments	153,523	14,891	2,100
Securities available for sale:
Purchases	(19,484,433)	(11,178,144)	(18,328,058)
Sales	12,151,287	10,056,060	16,587,482
Maturities, calls and principal repayments	4,987,629	1,311,643	1,073,122
Net change in loans	(800,120)	(317,987)	(1,241,422)
Net cash received (paid) in acquisitions	830,661	(1,896)	(7,199)
Proceeds from sales of premises and equipment	49	18,481	5,085
Purchases of premises and equipment	(131,970)	(39,599)	(24,891)
Proceeds from sales of repossessed properties	11,281	8,200	15,816
Net cash from investing activities	(2,282,093)	(385,922)	(2,155,468)
Financing Activities:
Net change in deposits	1,823,101	1,191,420	2,740,618
Net change in short-term borrowings	84,677	107,192	(161,141)
Principal payments on long-term borrowings	—	(7)	(19)
Proceeds from stock option exercises	29,158	68,653	10,516
Excess tax benefits from stock-based compensation	3,183	2,686	171
Proceeds from issuance of preferred stock	—	144,486	—
Purchase of treasury stock	(1,457)	(144,630)	(436)
Cash dividends paid on preferred stock	(8,063)	(6,719)	—
Cash dividends paid on common stock	(127,178)	(119,619)	(116,853)
Net cash from financing activities	1,803,421	1,243,462	2,472,856
Net change in cash and cash equivalents	(192,002)	1,031,146	617,387
Cash and cash equivalents at beginning of year	4,556,125	3,524,979	2,907,592
Cash and cash equivalents at end of year	$4,364,123	$4,556,125	$3,524,979
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Notes To Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)
Note 1 - Summary of Significant Accounting Policies
Nature of Operations. Cullen/Frost Bankers, Inc. (“Cullen/Frost”) is a financial holding company and a bank holding company headquartered in San Antonio, Texas that provides, through its subsidiaries, a broad array of products and services throughout numerous Texas markets. In addition to general commercial and consumer banking, other products and services offered include trust and investment management, investment banking, insurance, brokerage, leasing, treasury management and item processing.
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
The Corporation determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (“VIE”) under accounting principles generally accepted in the United States. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Corporation consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Corporation’s wholly owned subsidiaries Cullen/Frost Capital Trust II and WNB Capital Trust I are VIEs for which the Corporation is not the primary beneficiary. Accordingly, the accounts of these trusts are not included in the Corporation’s consolidated financial statements.
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
Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The allowance for loan losses and the fair values of financial instruments and the status of contingencies are particularly subject to change.

Cash Flow Reporting. Cash and cash equivalents include cash, deposits with other financial institutions that have an initial maturity of less than 90 days when acquired by the Corporation, federal funds sold and resell agreements. Net cash flows are reported for loans, deposit transactions and short-term borrowings. Additional cash flow information was as follows:

	Year Ended December 31,
	2014	2013	2012
Cash paid for interest	$14,705	$22,449	$29,378
Cash paid for income tax	62,976	49,514	58,950
Significant non-cash transactions:
Transfer of securities from available for sale to held to maturity	—	—	2,266,195
Unsettled purchases of securities	—	16,241	90,073
Loans foreclosed and transferred to other real estate owned and foreclosed assets	4,363	6,870	7,817
Premises and equipment transferred to other real estate owned and foreclosed assets	1,740	—	—
Loans to facilitate the sale of other real estate owned	102	678	—
Deferred gain on sale of building and parking garage	—	768	—
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
The Corporation was required to have $175.6 million and $116.6 million of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at December 31, 2014 and 2013. These deposits with the Federal Reserve Bank do not earn interest. Additionally, as of December 31, 2014, the Corporation had $12.1 million in cash collateral on deposit with other financial institution counterparties to interest rate swap transactions.
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

Loans. Loans are reported at the principal balance outstanding net of unearned discounts. Interest income on loans is reported on the level-yield method and includes amortization of deferred loan fees and costs over the loan term. Net loan commitment fees or costs for commitment periods greater than one year are deferred and amortized into fee income or other expense on a straight-line basis over the commitment period. Income on direct financing leases is recognized on a basis that achieves a constant periodic rate of return on the outstanding investment. Further information regarding the Corporation’s accounting policies related to past due loans, non-accrual loans, impaired loans and troubled-debt restructurings is presented in Note 4 - Loans.
Loans Acquired Through Transfer. Loans acquired through the completion of a transfer, including loans acquired in a business combination, are initially recorded at fair value.
Acquired loans that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Corporation will be unable to collect all contractually required payments receivable are considered to be purchased credit-impaired. For purchased credit-impaired loans, the difference between the undiscounted cash flows expected at acquisition and the recorded fair value of the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received).
For acquired loans that are not deemed to be purchased credit-impaired at acquisition, the difference between the initial fair value and the unpaid principal balance is recognized as interest income on a level-yield basis over the lives of the related loans. Subsequent to acquisition, any valuation allowance on these loans reflects only the portion of probable losses that exceeds any unaccreted purchase discounts on these loans as of the measurement date.
Allowance for Loan Losses. The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses inherent in the loan portfolio. The allowance for loan losses includes allowance allocations calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” Further information regarding the Corporation’s policies and methodology used to estimate the allowance for loan losses is presented in Note 4 - Loans.
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
Foreclosed Assets. Assets acquired through or instead of loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. Costs after acquisition are generally expensed. If the fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. Foreclosed assets are included in other assets in the accompanying consolidated balance sheets and totaled $5.3 million and $11.9 million at December 31, 2014 and 2013.
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
Insurance Commissions and Fees. Commission revenue is recognized as of the effective date of the insurance policy. The Corporation also receives contingent commissions from insurance companies as additional incentive for achieving specified premium volume goals and/or the loss experience of the insurance placed by the Corporation. Contingent commissions from insurance companies are recognized when determinable, which is generally when such commissions are received or when the Corporation receives data from the insurance companies that allows the reasonable estimation of these amounts. The Corporation maintains a reserve for commission adjustments based on estimated policy cancellations. This reserve was not significant at December 31, 2014 or 2013.
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
Under the two-class method, basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in Note 11 - Earnings Per Common Share.
Comprehensive Income. Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders. Besides net income, other components of the Corporation’s comprehensive income include the after tax effect of changes in the net unrealized gain/loss on securities available for sale, changes in the net unrealized gain on securities transferred to held to maturity, changes in the net actuarial gain/loss on defined benefit post-retirement benefit plans and changes in the accumulated gain/loss on effective cash flow hedging instruments. See Note 15 - Other Comprehensive Income (Loss).

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

Note 2 - Mergers and Acquisition
On May 30, 2014, the Corporation acquired WNB Bancshares, Inc. (“WNB”), including its subsidiary Western National Bank (“Western”), a privately-held bank holding company and bank located in the Permian Basin region of Texas. The Corporation purchased all of the outstanding shares of WNB for approximately $198.8 million. The total purchase price included $149.7 million of the Corporation’s common stock (2 million shares) and $49.1 million in cash. Western was integrated into Frost Bank as of the close of business on June 20, 2014.
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

Cash and cash equivalents	$879,740
Securities available for sale	154,227
Loans	670,619
Premises and equipment	22,853
Core deposit intangible asset	9,300
Goodwill	117,301
Other assets	33,644
Deposits	(1,624,043)
Other borrowings	(63,592)
Other liabilities	(1,251)
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
Expenditures related to the acquisition of WNB totaled $7.1 million and $1.4 million during 2014 and 2013, respectively, and are reported as a component of other non-interest expense in the accompanying consolidated income statements.
As part of the approval process in connection with the acquisition of WNB, the Corporation agreed with the Federal Reserve that before bringing it any further expansionary proposals, the Corporation would enhance certain compliance programs, including those related to fair lending. The Corporation is currently working on these enhancements.

Note 3 - Securities
Year-end securities held to maturity and available for sale consisted of the following:

	2014				2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity:
U.S. Treasury	$249,009	$14,604	$—	$263,613	$248,592	$20,139	$—	$268,731
Residential mortgage-backed securities	8,012	92	—	8,104	9,674	89	143	9,620
States and political subdivisions	2,668,115	34,243	9,035	2,693,323	2,880,482	7,691	137,861	2,750,312
Other	1,350	—	—	1,350	1,000	—	—	1,000
Total	$2,926,486	$48,939	$9,035	$2,966,390	$3,139,748	$27,919	$138,004	$3,029,663
Available for Sale:
U. S. Treasury	$3,783,899	$30,594	$3,241	$3,811,252	$2,522,159	$18,395	$—	$2,540,554
U.S. government agencies/corporations	—	—	—	—	54,024	—	44	53,980
Residential mortgage-backed securities	1,331,114	68,027	417	1,398,724	1,710,664	66,791	1,439	1,776,016
States and political subdivisions	3,104,563	104,500	156	3,208,907	1,476,316	20,090	7,492	1,488,914
Other	42,371	—	—	42,371	35,972	—	—	35,972
Total	$8,261,947	$203,121	$3,814	$8,461,254	$5,799,135	$105,276	$8,975	$5,895,436
All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. At December 31, 2014, approximately 97.4% of the securities in the Corporation’s municipal bond portfolio were issued by political subdivisions or agencies within the State of Texas, of which approximately 64.9% are either guaranteed by the Texas Permanent School Fund, which has a “triple-A” insurer financial strength rating, or secured by U.S. Treasury securities via defeasance of the debt by the issuers. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the table above. The carrying value of securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $3.0 billion at both December 31, 2014 and 2013.
During the fourth quarter of 2012, the Corporation reclassified certain securities from available for sale to held to maturity. The securities had an aggregate fair value of $2.3 billion with an aggregate net unrealized gain of $165.7 million ($107.7 million, net of tax) on the date of the transfer. The net unamortized, unrealized gain on the transferred securities included in accumulated other comprehensive income in the accompanying balance sheet totaled $93.9 million ($61.0 million, net of tax) at December 31, 2014 and $129.3 million ($84.1 million, net of tax) at December 31, 2013. This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities.

Year-end securities with unrealized losses, segregated by length of impairment, were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
2014
Held to Maturity:
States and political subdivisions	$68,024	$144	$683,251	$8,891	$751,275	$9,035
Total	$68,024	$144	$683,251	$8,891	$751,275	$9,035
Available for Sale:
U.S. Treasury	$1,019,230	$3,241	$—	$—	$1,019,230	$3,241
Residential mortgage-backed securities	8,550	42	16,944	375	25,494	417
States and political subdivisions	65,751	156	—	—	65,751	156
Total	$1,093,531	$3,439	$16,944	$375	$1,110,475	$3,814
2013
Held to Maturity:
Residential mortgage-backed securities	$6,934	$143	$—	$—	$6,934	$143
States and political subdivisions	2,071,521	113,512	266,566	24,349	2,338,087	137,861
Total	$2,078,455	$113,655	$266,566	$24,349	$2,345,021	$138,004
Available for Sale:
U.S. government agencies/ corporations	$53,980	$44	$—	$—	$53,980	$44
Residential mortgage-backed securities	33,001	1,157	2,713	282	35,714	1,439
States and political subdivisions	679,923	7,492	—	—	679,923	7,492
Total	$766,904	$8,693	$2,713	$282	$769,617	$8,975
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
Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time the Corporation will receive full value for the securities. Furthermore, as of December 31, 2014, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Corporation will not have to sell any such securities before a recovery of cost. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2014, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Corporation’s consolidated income statement.

The amortized cost and estimated fair value of securities, excluding trading securities, at December 31, 2014 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities and equity securities are shown separately since they are not due at a single maturity date.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$153,701	$155,505	$515,567	$517,482
Due after one year through five years	533,990	564,854	2,474,795	2,486,488
Due after five years through ten years	172,371	172,240	1,937,104	1,977,280
Due after ten years	2,058,412	2,065,687	1,960,996	2,038,909
Residential mortgage-backed securities	8,012	8,104	1,331,114	1,398,724
Equity securities	—	—	42,371	42,371
Total	$2,926,486	$2,966,390	$8,261,947	$8,461,254
Sales of securities available for sale were as follows:

	2014	2013	2012
Proceeds from sales	$12,151,287	$10,056,060	$16,587,482
Gross realized gains	39	1,206	6,943
Gross realized losses	(1)	(30)	(2,629)
Tax (expense) benefit of securities gains/losses	(13)	(412)	(1,510)
Premium amortization and discount accretion included in interest income on securities was as follows:

	2014	2013	2012
Premium amortization	$(68,070)	$(49,112)	$(28,364)
Discount accretion	6,802	7,191	6,663
Net (premium amortization) discount accretion	$(61,268)	$(41,921)	$(21,701)
Year-end trading account securities, at estimated fair value, were as follows:

	2014	2013
U.S. Treasury	$15,339	$15,389
States and political subdivisions	87	1,009
Total	$15,426	$16,398
Net gains and losses on trading account securities were as follows:

	2014	2013	2012
Net gain on sales transactions	$829	$878	$1,219
Net mark-to-market gains (losses)	—	(429)	(161)
Net gain on trading account securities	$829	$449	$1,058

Note 4 - Loans
Year-end loans consisted of the following:

	2014	2013
Commercial and industrial:
Commercial	$5,429,206	$4,587,499
Leases	338,537	319,577
Total commercial and industrial	5,767,743	4,907,076
Commercial real estate:
Commercial mortgages	3,080,202	2,800,760
Construction	629,988	426,639
Land	291,907	239,937
Total commercial real estate	4,002,097	3,467,336
Consumer real estate:
Home equity loans	342,725	329,853
Home equity lines of credit	220,128	195,132
Other	286,198	283,219
Total consumer real estate	849,051	808,204
Total real estate	4,851,148	4,275,540
Consumer and other:
Consumer installment	385,479	350,827
Other	8,122	7,289
Total consumer and other	393,601	358,116
Unearned discounts	(24,957)	(25,032)
Total loans	$10,987,535	$9,515,700
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
Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Corporation’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Corporation’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the

Corporation avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Corporation also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2014, approximately 55% of the outstanding principal balance of the Corporation’s commercial real estate loans were secured by owner-occupied properties.
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
Concentrations of Credit. Most of the Corporation’s lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio, as well as other markets. The majority of the Corporation’s loan portfolio consists of commercial and industrial and commercial real estate loans. As of December 31, 2014 and 2013, there were no concentrations of loans related to any single industry in excess of 10% of total loans other than energy loans, which totaled 16.1% and 11.7% of total loans, respectively.
Foreign Loans. The Corporation has U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at December 31, 2014 or 2013.
Overdrafts. Deposit account overdrafts reported as loans totaled $7.7 million and $6.8 million at December 31, 2014 and 2013.
Related Party Loans. In the ordinary course of business, the Corporation has granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”). These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectibility. Activity in related party loans during 2014 is presented in the following table. Other changes were primarily related to changes in related-party status.

Balance outstanding at December 31, 2013	$76,672
Principal additions	127,347
Principal reductions	(165,963)
Other changes	644
Balance outstanding at December 31, 2014	$38,700

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
Year-end non-accrual loans, segregated by class of loans, were as follows:

	2014	2013
Commercial and industrial:
Energy	$636	$590
Other commercial	34,108	26,143
Commercial real estate:
Buildings, land and other	19,639	27,035
Construction	2,792	—
Consumer real estate	2,212	2,207
Consumer and other	538	745
Total	$59,925	$56,720
As of December 31, 2014 and 2013, non-accrual loans reported in the table above included $8.3 million and $10.1 million related to loans that were restructured as “troubled debt restructurings” during 2014 and 2013, respectively. See the section captioned “Troubled Debt Restructurings” elsewhere in this note.
Had non-accrual loans performed in accordance with their original contract terms, the Corporation would have recognized additional interest income, net of tax, of approximately $1.5 million in 2014, $2.2 million in 2013 and $2.6 million in 2012.
An age analysis of past due loans (including both accruing and non-accruing loans), segregated by class of loans, as of December 31, 2014 was as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and industrial:
Energy	$7,278	$—	$7,278	$1,766,667	$1,773,945	$—
Other commercial	16,350	33,998	50,348	3,943,450	3,993,798	14,254
Commercial real estate:
Buildings, land and other	6,535	11,308	17,843	3,354,266	3,372,109	3,333
Construction	5,081	1,327	6,408	623,580	629,988	1,042
Consumer real estate	4,560	2,148	6,708	842,343	849,051	1,910
Consumer and other	5,706	476	6,182	387,419	393,601	402
Unearned discounts	—	—	—	(24,957)	(24,957)	—
Total	$45,510	$49,257	$94,767	$10,892,768	$10,987,535	$20,941

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

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
2014
Commercial and industrial:
Energy	$706	$636	$—	$636	$—	$571
Other commercial	42,212	29,007	2,853	31,860	1,613	27,154
Commercial real estate:
Buildings, land and other	22,919	17,441	265	17,706	67	20,339
Construction	3,007	2,793	—	2,793	—	739
Consumer real estate	812	596	—	596	—	674
Consumer and other	—	—	—	—	—	159
Total	$69,656	$50,473	$3,118	$53,591	$1,680	$49,636
2013
Commercial and industrial:
Energy	$545	$531	$—	$531	$—	$428
Other commercial	31,429	15,337	7,004	22,341	4,140	34,894
Commercial real estate:
Buildings, land and other	27,792	15,697	8,870	24,567	2,786	34,633
Construction	—	—	—	—	—	634
Consumer real estate	907	745	—	745	—	804
Consumer and other	334	278	—	278	—	348
Total	$61,007	$32,588	$15,874	$48,462	$6,926	$71,741
2012
Commercial and industrial:
Energy	$1,255	$—	$1,069	$1,069	$900	$214
Other commercial	56,784	21,709	19,096	40,805	4,200	42,630
Commercial real estate:
Buildings, land and other	44,652	19,010	17,149	36,159	3,137	40,258
Construction	1,497	1,100	—	1,100	—	1,392
Consumer real estate	961	864	—	864	—	1,617
Consumer and other	428	400	—	400	—	469
Total	$105,577	$43,083	$37,314	$80,397	$8,237	$86,580

Troubled Debt Restructurings. The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules, reductions in collateral and other actions intended to minimize potential losses. Troubled debt restructurings during 2014, 2013 and 2012 are set forth in the following table.

	2014		2013		2012
	Balance at Restructure	Balance at Year-end	Balance at Restructure	Balance at Year-end	Balance at Restructure	Balance at Year-end
Commercial and industrial:
Energy	$—	$—	$528	$531	$—	$—
Other commercial	5,795	5,391	6,334	4,937	1,602	1,478
Commercial real estate:
Buildings, land and other	3,121	2,948	7,964	5,747	714	710
Consumer real estate	—	—	—	—	—	—
Consumer	—	—	7	—	—	—
	$8,916	$8,339	$14,833	$11,215	$2,316	$2,188
The modifications during the reported periods primarily related to extending the amortization periods, converting the loans to interest only for a limited period of time, consolidating notes and/or reducing collateral or interest rates. The modifications did not significantly impact the Corporation's determination of the allowance for loan losses. Approximately $2.7 million of commercial and industrial loans and $2.9 million of the commercial real estate loans restructured during 2014 were related to a single relationship that was previously restructured during 2013. As of December 31, 2014, there were no loans restructured during 2014 that were in excess of 90 days past due. During 2014, the Corporation charged off $627 thousand of commercial and industrial loans that were related to loans restructured during 2013. During 2014, the Corporation also foreclosed upon certain commercial real estate loans that were restructured during 2013. The Corporation recognized $500 thousand of other real estate owned and no charge-offs in connection with these foreclosures. The aforementioned charge-offs and foreclosures did not significantly impact the Corporation's determination of the allowance for loan losses. As of December 31, 2014, $8.3 million of the loans restructured in 2014 were on non-accrual status, while as of December 31, 2013, $10.1 million of the loans restructured in 2013 were on non-accrual status. See the section captioned “Non-accrual Loans” elsewhere in this note.
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

	December 31, 2014		December 31, 2013
	Weighted Average Risk Grade	Loans	Weighted Average Risk Grade	Loans
Commercial and industrial:
Energy
Risk grades 1-8	5.37	$1,740,455	5.37	$1,106,348
Risk grade 9	9.00	27,313	9.00	7,726
Risk grade 10	10.00	161	10.00	245
Risk grade 11	11.00	5,380	11.00	500
Risk grade 12	12.00	636	12.00	590
Risk grade 13	13.00	—	13.00	—
Total energy	5.45	$1,773,945	5.40	$1,115,409
Other commercial
Risk grades 1-8	5.93	$3,785,171	5.95	$3,507,963
Risk grade 9	9.00	65,166	9.00	74,766
Risk grade 10	10.00	54,519	10.00	89,878
Risk grade 11	11.00	55,034	11.00	92,917
Risk grade 12	12.00	31,683	12.00	21,389
Risk grade 13	13.00	2,225	13.00	4,754
Total other commercial	6.16	$3,993,798	6.27	$3,791,667
Commercial real estate:
Buildings, land and other
Risk grades 1-8	6.53	$3,148,339	6.59	$2,844,665
Risk grade 9	9.00	72,906	9.00	65,770
Risk grade 10	10.00	87,889	10.00	49,881
Risk grade 11	11.00	43,336	11.00	53,208
Risk grade 12	12.00	19,501	12.00	24,387
Risk grade 13	13.00	138	13.00	2,786
Total commercial real estate	6.76	$3,372,109	6.83	$3,040,697
Construction
Risk grades 1-8	6.91	$617,805	7.05	$418,999
Risk grade 9	9.00	8,003	9.00	1,301
Risk grade 10	10.00	1,323	10.00	5,931
Risk grade 11	11.00	64	11.00	408
Risk grade 12	12.00	2,793	12.00	—
Risk grade 13	13.00	—	13.00	—
Total construction	6.97	$629,988	7.10	$426,639
The Corporation has established maximum loan to value standards to be applied during the origination process of commercial and consumer real estate loans. The Corporation does not subsequently monitor loan-to-value ratios (either individually or on a weighted-average basis) for loans that are subsequently considered to be of a pass grade (grades 9 or better) and/or current with respect to principal and interest payments. As stated above, when an individual commercial real estate loan has a calculated risk grade of 10 or higher, a special assets officer analyzes the loan to determine whether the loan is impaired. At that time, the Corporation reassesses the loan to value position in the loan. If the loan is determined to be collateral dependent, specific allocations of the allowance for loan losses are made for the amount of any collateral deficiency. If a collateral deficiency is ultimately deemed to be uncollectible, the amount is charged-off. These loans and related assessments of collateral position are monitored on an individual, case-by-case basis. The Corporation does not monitor loan-to-value ratios on a weighted-average basis for commercial real estate loans having a calculated risk grade of 10 or higher. Nonetheless, there were six commercial real estate loans having a calculated risk grade of 10 or higher in excess of $5 million as of December 31, 2014, which totaled $44.4 million and had a weighted-average loan-to-value ratio of 53.7%. When an individual consumer real estate loan becomes past due by more than 10 days, the assigned relationship manager will begin collection efforts. The Corporation only reassesses the loan to value position in a consumer real estate loan if, during the course of the collections process, it is determined that the loan has become collateral dependent, and any collateral deficiency is recognized as a charge-off to the allowance for loan losses. Accordingly, the Corporation does not monitor loan-to-value ratios on a weighted-average basis for collateral dependent consumer real estate loans.
Generally, a commercial loan, or a portion thereof, is charged-off immediately when it is determined, through the analysis of any available current financial information with regards to the borrower, that the borrower is incapable of servicing unsecured debt, there is little or no prospect for near term improvement and no realistic strengthening action of significance is pending or, in the case of secured debt, when it is determined, through analysis of current information with regards to the Corporation’s collateral position, that amounts due from the borrower are in excess of the calculated current fair value of the collateral. Notwithstanding the foregoing, generally, commercial loans that become past due 180 cumulative days are charged-off. Generally, a consumer loan, or a portion thereof, is charged-off in accordance with regulatory guidelines which provide that such loans be charged-off when the Corporation becomes aware of the loss, such as from a triggering event that may include new information about a borrower’s intent/ability to repay the loan, bankruptcy, fraud or death, among other things, but in no case should the charge-off exceed specified delinquency time frames. Such delinquency time frames state that closed-end retail loans (loans with pre-defined maturity dates, such as real estate mortgages, home equity loans and consumer installment loans) that become past due 120 cumulative days and open-end retail loans (loans that roll-over at the end of each term, such as home equity lines of credit) that become past due 180 cumulative days should be classified as a loss and charged-off.
Net (charge-offs)/recoveries, segregated by class of loan, were as follows:

	2014	2013	2012
Commercial and industrial:
Energy	$(1,237)	$(913)	$4
Other commercial	(2,911)	(28,431)	(13,627)
Commercial real estate:
Buildings, land and other	(2,348)	(381)	698
Construction	348	256	78
Consumer real estate	(733)	(719)	(638)
Consumer and other	(2,329)	(2,409)	(2,289)
Total	$(9,210)	$(32,597)	$(15,774)
In assessing the general economic conditions in the State of Texas, management monitors and tracks the Texas Leading Index (“TLI”), which is produced by the Federal Reserve Bank of Dallas. The TLI is a single summary statistic that is designed to signal the likelihood of the Texas economy’s transition from expansion to recession and vice versa. Management believes this index provides a reliable indication of the direction of overall credit quality. The TLI is a composite of the following eight leading indicators: (i) Texas Value of the Dollar, (ii) U.S. Leading Index, (iii) real oil prices (iv) well permits, (v) initial claims for unemployment insurance, (vi) Texas Stock Index, (vii) Help-Wanted Index and (viii) average weekly hours worked in manufacturing. The TLI totaled 131.4 at November 30, 2014 (most recent date available) and 129.1 at December 31, 2013. A higher TLI value implies more favorable economic conditions.

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
General valuation allowances also include amounts allocated for loans to borrowers in distressed industries. To determine the amount of the allocation for each loan portfolio segment, management calculates the weighted-average risk grade for all loans to borrowers in distressed industries by loan portfolio segment. A multiple is then applied to the amount by which the weighted-average risk grade for loans to borrowers in distressed industries exceeds the weighted-average risk grade for all pass-grade loans within the loan portfolio segment to derive an allocation factor for loans to borrowers in distressed industries. The amount of the allocation for each loan portfolio segment is the product of this allocation factor and the outstanding balance of pass-grade loans within the identified distressed industries that have a risk grade of 6 or higher. Management identifies potential distressed industries by analyzing industry trends related to delinquencies, classifications and charge-offs. At December 31, 2014 and 2013, certain segments of contractors were considered to be a distressed industry based on elevated levels of delinquencies, classifications and charge-offs relative to other industries within the Corporation’s loan portfolio. Furthermore, the Corporation determined, through a review of borrower financial information that, as a whole, contractors have experienced, among other things, decreased revenues, reduced backlog of work, compressed margins and little, if any, net income.
General valuation allowances also include allocations for groups of loans with similar risk characteristics that exceed certain concentration limits established by management and/or the Corporation’s board of directors. Concentration risk limits have been established, among other things, for certain industry concentrations, large balance and highly leveraged credit relationships that exceed specified risk grades, and loans originated with policy, credit and/or collateral exceptions that exceed specified risk grades. Additionally, general valuation allowances are provided for loans that did not undergo a separate, independent concurrence review during the underwriting process (generally those loans under $1.0 million at origination). The Corporation’s allowance methodology for general valuation allowances also includes a reduction factor for recoveries of prior charge-offs to compensate for the fact that historical loss allocations are based upon gross charge-offs rather than net. The adjustment for recoveries is based on the lower of annualized, year-to-date gross recoveries or the total gross recoveries for the preceding four quarters, adjusted, when necessary, for expected future trends in recoveries. General valuation allowances are also allocated for general macroeconomic risk related to current economic trends and other quantitative and qualitative factors that could impact the Corporation’s loan portfolio segments.

The following table presents details of the allowance for loan losses, segregated by loan portfolio segment.

	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Unallocated	Total
December 31, 2014
Historical valuation allowances	$32,421	$14,684	$2,017	$10,482	$—	$59,604
Specific valuation allowances	1,613	67	—	—	—	1,680
General valuation allowances:
Environmental risk adjustment	6,773	3,547	474	2,683	—	13,477
Distressed industries	3,090	3	—	—	—	3,093
Excessive industry concentrations	2,114	378	—	—	—	2,492
Large relationship concentrations	2,248	1,559	—	—	—	3,807
Highly-leveraged credit relationships	3,958	1,347	—	—	—	5,305
Policy exceptions	1,907	875	—	—	—	2,782
Credit and collateral exceptions	1,483	681	—	—	—	2,164
Loans not reviewed by concurrence	2,110	2,284	2,336	1,176	—	7,906
Adjustment for recoveries	(6,234)	(1,800)	(364)	(7,439)	—	(15,837)
General macroeconomic risk	7,709	3,538	715	1,107	—	13,069
Total	$59,192	$27,163	$5,178	$8,009	$—	$99,542
December 31, 2013
Historical valuation allowances	$29,357	$13,042	$2,644	$8,695	$—	$53,738
Specific valuation allowances	4,140	2,786	—	—	—	6,926
General valuation allowances:
Environmental risk adjustment	5,497	3,314	664	2,331	—	11,806
Distressed industries	7,812	384	—	—	—	8,196
Excessive industry concentrations	1,499	367	—	—	—	1,866
Large relationship concentrations	1,529	1,081	—	—	—	2,610
Highly-leveraged credit relationships	4,535	619	—	—	—	5,154
Policy exceptions	—	—	—	—	2,492	2,492
Credit and collateral exceptions	—	—	—	—	1,398	1,398
Loans not reviewed by concurrence	2,009	2,201	2,250	1,064	—	7,524
Adjustment for recoveries	(3,588)	(1,204)	(328)	(7,080)	—	(12,200)
General macroeconomic risk	—	—	—	—	2,928	2,928
Total	$52,790	$22,590	$5,230	$5,010	$6,818	$92,438
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

The following table details activity in the allowance for loan losses by portfolio segment for 2014, 2013 and 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Unallocated	Total
2014
Beginning balance	$52,790	$22,590	$5,230	$5,010	$6,818	$92,438
Provision for loan losses	10,550	6,573	681	5,328	(6,818)	16,314
Charge-offs	(13,820)	(3,800)	(1,097)	(9,768)	—	(28,485)
Recoveries	9,672	1,800	364	7,439	—	19,275
Net charge-offs	(4,148)	(2,000)	(733)	(2,329)	—	(9,210)
Ending balance	$59,192	$27,163	$5,178	8,009	$—	$99,542
Period-end amount allocated to:
Loans individually evaluated for impairment	$11,836	$1,164	$—	$—	$—	$13,000
Loans collectively evaluated for impairment	47,356	25,999	5,178	8,009	—	86,542
Ending balance	$59,192	$27,163	$5,178	$8,009	$—	$99,542
2013
Beginning balance	$54,164	$29,346	$5,252	$3,507	$12,184	$104,453
Provision for loan losses	27,970	(6,631)	697	3,912	(5,366)	20,582
Charge-offs	(32,932)	(1,329)	(1,047)	(9,489)	—	(44,797)
Recoveries	3,588	1,204	328	7,080	—	12,200
Net charge-offs	(29,344)	(125)	(719)	(2,409)	—	(32,597)
Ending balance	$52,790	$22,590	$5,230	$5,010	$6,818	$92,438
Period-end amount allocated to:
Loans individually evaluated for impairment	$16,682	$3,914	$—	$—	$—	$20,596
Loans collectively evaluated for impairment	36,108	18,676	5,230	5,010	6,818	71,842
Ending balance	$52,790	$22,590	$5,230	$5,010	$6,818	$92,438
2012
Beginning balance	$42,774	$20,912	$3,540	$12,635	$30,286	$110,147
Provision for loan losses	25,013	7,658	2,350	(6,839)	(18,102)	10,080
Charge-offs	(18,493)	(3,951)	(1,495)	(9,101)	—	(33,040)
Recoveries	4,870	4,727	857	6,812	—	17,266
Net charge-offs	(13,623)	776	(638)	(2,289)	—	(15,774)
Ending balance	$54,164	$29,346	$5,252	$3,507	$12,184	$104,453
Period-end amount allocated to:
Loans individually evaluated for impairment	$13,171	$4,366	$—	$—	$—	$17,537
Loans collectively evaluated for impairment	40,993	24,980	5,252	3,507	12,184	86,916
Ending balance	$54,164	$29,346	$5,252	$3,507	$12,184	$104,453

The Corporation’s recorded investment in loans as of December 31, 2014 and 2013 related to each balance in the allowance for loan losses by portfolio segment and detailed on the basis of the impairment methodology used by the Corporation was as follows:

	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Unearned Discounts	Total
2014
Loans individually evaluated for impairment	$149,638	$155,044	$596	$—	$—	$305,278
Loans collectively evaluated for impairment	5,618,105	3,847,053	848,455	393,601	(24,957)	10,682,257
Ending balance	$5,767,743	$4,002,097	$849,051	$393,601	$(24,957)	$10,987,535
2013
Loans individually evaluated for impairment	$210,273	$136,601	$745	$278	$—	$347,897
Loans collectively evaluated for impairment	4,696,803	3,330,735	807,459	357,838	(25,032)	9,167,803
Ending balance	$4,907,076	$3,467,336	$808,204	$358,116	$(25,032)	$9,515,700
Note 5 - Premises and Equipment
Year-end premises and equipment were as follows:

	2014	2013
Land	$102,334	$97,095
Buildings	240,430	231,066
Furniture and equipment	103,603	212,169
Leasehold improvements	60,902	61,221
Construction in progress	118,367	10,074
	625,636	611,625
Less accumulated depreciation and amortization	(182,748)	(298,294)
Total premises and equipment, net	$442,888	$313,331
Depreciation and amortization of premises and equipment totaled $23.5 million in 2014, $22.5 million in 2013 and $21.8 million in 2012.
Note 6 - Goodwill and Other Intangible Assets
Goodwill and other intangible assets are presented in the table below. During 2014, the Corporation preliminarily recorded goodwill totaling $117.3 million and a core deposit intangible asset totaling $9.3 million in connection with the acquisition of WNB. See Note 2 - Mergers and Acquisitions.
Goodwill. Year-end goodwill was as follows:

	2014	2013
Goodwill	$653,950	$536,649

Other Intangible Assets. Year-end other intangible assets were as follows:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
2014
Core deposits	$44,266	$(34,591)	$9,675
Customer relationships	5,771	(3,643)	2,128
Non-compete agreements	725	(403)	322
	$50,762	$(38,637)	$12,125
2013
Core deposits	$34,966	$(31,961)	$3,005
Customer relationships	7,870	(5,042)	2,828
Non-compete agreements	1,135	(623)	512
	$43,971	$(37,626)	$6,345
Other intangible assets are amortized on an accelerated basis over their estimated lives, which range from 5 to 10 years. Amortization expense related to intangible assets totaled $3.5 million in 2014, $3.1 million in 2013, and $3.9 million in 2012. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2014 is as follows:

2015	$3,324
2016	2,413
2017	1,619
2018	1,346
2019	1,102
Thereafter	2,321
$12,125
Note 7 - Deposits
Year-end deposits were as follows:

	2014	2013
Non-interest-bearing demand deposits:
Commercial and individual	$9,256,045	$7,445,656
Correspondent banks	429,000	427,134
Public funds	464,016	438,359
Total non-interest-bearing demand deposits	10,149,061	8,311,149
Interest-bearing deposits:
Private accounts:
Savings and interest checking	4,743,963	4,020,313
Money market accounts	7,860,403	6,883,869
Time accounts of $100,000 or more	490,209	508,441
Time accounts under $100,000	454,220	438,800
Total private accounts	13,548,795	11,851,423
Public funds:
Savings and interest checking	326,090	305,976
Money market accounts	57,145	56,015
Time accounts of $100,000 or more	53,684	160,637
Time accounts under $100,000	1,155	3,586
Total public funds	438,074	526,214
Total interest-bearing deposits	13,986,869	12,377,637
Total deposits	$24,135,930	$20,688,786

The following table presents additional information about the Corporation’s year-end deposits:

	2014	2013
Deposits from the Certificate of Deposit Account Registry Service (CDARS)	$22	$200
Deposits from the Promontory Interfinancial Network Insured Cash Sweep Service (acquired in the acquisition of WNB)	149	—
Deposits from foreign sources (primarily Mexico)	744,295	769,970
Deposits from certain directors, executive officers and their affiliates	176,821	144,216
Scheduled maturities of time deposits, including both private and public funds, at December 31, 2014 were as follows:

2015	$857,857
2016	140,882
2017	379
2018	92
2019	58
$999,268
Scheduled maturities of time deposits in amounts of $100,000 or more, including both private and public funds, at December 31, 2014, were as follows:

Due within 3 months or less	$228,010
Due after 3 months and within 6 months	97,194
Due after 6 months and within 12 months	142,973
Due after 12 months	75,716
$543,893
Note 8 - Borrowed Funds
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase. Federal funds purchased are short-term borrowings that typically mature within one to ninety days. Federal funds purchased totaled $12.0 million and $200 thousand at December 31, 2014 and 2013. Securities sold under agreements to repurchase are secured short-term borrowings that typically mature within thirty to ninety days. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. The Corporation may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase totaled $791.1 million and $668.1 million at December 31, 2014 and 2013.
Subordinated Notes Payable. In February 2007, the Corporation issued $100 million of 5.75% fixed-to-floating rate subordinated notes that mature on February 15, 2017. The notes, which qualify as Tier 2 capital for Cullen/Frost under the capital rules in effect at December 31, 2014 (see Note 10 - Capital and Regulatory Matters), had an interest rate of 5.75% per annum, payable semi-annually on each February 15 and August 15, commencing on August 15, 2007 until February 15, 2012. From February 15, 2012, to but excluding the maturity date or date of earlier redemption and commencing on May 15, 2012, the notes bear interest at a rate per annum equal to three-month LIBOR for the related interest period plus 0.53% (0.76% and 0.77% at December 31, 2014 and 2013), payable quarterly on each February 15, May 15, August 15 and November 15. The notes are subordinated in right of payment to all of the Corporation's senior indebtedness and effectively subordinated to all existing and future debt and all other liabilities of the Corporation's subsidiaries. The notes cannot be accelerated except in the event of bankruptcy or the occurrence of certain other events of bankruptcy, insolvency or reorganization. The notes mature on February 15, 2017. The Corporation may elect to redeem the notes (subject to regulatory approval), in whole or in part, on any interest payment date on or after February 15, 2012 at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest. Unamortized debt issuance costs related to these notes, which are included in other assets, totaled $250 thousand and $370 thousand at December 31, 2014 and 2013. Proceeds from sale of the notes were used to fund a portion of the redemption of certain junior subordinated deferrable interest debentures.

Junior Subordinated Deferrable Interest Debentures. At December 31, 2014 and 2013, the Corporation had $123.7 million of junior subordinated deferrable interest debentures issued to Cullen/Frost Capital Trust II (“Trust II”), a wholly owned Delaware statutory business trust. Unamortized debt issuance costs related to Trust II, which are included in other assets, totaled $1.1 million and $1.2 million at December 31, 2014 and 2013. At December 31, 2014, the Corporation also had $13.4 million of junior subordinated deferrable interest debentures issued to WNB Capital Trust I (“WNB Trust”), a wholly owned Delaware statutory business trust acquired in connection with the acquisition of WNB during the second quarter of 2014. Trust II and WNB Trust are variable interest entities for which the Corporation is not the primary beneficiary. As such, the accounts of Trust II and WNB Trust are not included in the Corporation’s consolidated financial statements. See Note 1 - Summary of Significant Accounting Policies for additional information about the Corporation’s consolidation policy. Details of the Corporation’s transactions with the capital trust are presented below.
Trust II was formed in 2004 for the purpose of issuing $120 million of floating rate (three-month LIBOR plus a margin of 1.55%) trust preferred securities, which represent beneficial interests in the assets of the trust. The trust preferred securities will mature on March 1, 2034 and are redeemable with the approval of the Federal Reserve Board in whole or in part at the option of the Corporation at any time after March 1, 2009 and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment. Distributions on the trust preferred securities are payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. Trust II also issued $3.7 million of common equity securities to Cullen/Frost. The proceeds of the offering of the trust preferred securities and common equity securities were used to purchase $123.7 million of floating rate (three-month LIBOR plus a margin of 1.55%, which was equal to 1.78% and 1.79% at December 31, 2014 and 2013) junior subordinated deferrable interest debentures issued by the Corporation, which have terms substantially similar to the trust preferred securities. In October 2008, the Corporation entered into an interest rate swap contract on the junior subordinated deferrable interest debentures that effectively fixed the interest rate on the debentures for a period of five years, terminating in October 2013. See Note 16 - Derivative Financial Instruments.
WNB Trust was formed in 2004 by WNB for the purpose of issuing $13.0 million of floating rate (three-month LIBOR plus a margin of 2.35%) trust preferred securities, which represent beneficial interests in the assets of the trust. The trust preferred securities will mature on July 23, 2034 and are redeemable with the approval of the Federal Reserve Board in whole or in part at the option of the Corporation at any time after July 23, 2009 and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment. Distributions on the trust preferred securities are payable quarterly in arrears on January 23, April 23, July 23 and October 23 of each year. WNB Trust also issued $403 thousand of common equity securities to WNB. The proceeds of the offering of the trust preferred securities and common equity securities were used to purchase $13.4 million of floating rate (three-month LIBOR plus a margin of 2.35%, which was equal to 2.58% at December 31, 2014) junior subordinated deferrable interest debentures issued by WNB, which have terms substantially similar to the trust preferred securities.
The Corporation has the right at any time during the term of the debentures issued to Trust II and WNB Trust to defer payments of interest at any time or from time to time for an extension period not exceeding 20 consecutive quarterly periods with respect to each extension period. Under the terms of the debentures, in the event that under certain circumstances there is an event of default under the debentures or the Corporation has elected to defer interest on the debentures, the Corporation may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock.
Payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities are guaranteed by the Corporation on a limited basis. The Corporation is obligated by agreement to pay any costs, expenses or liabilities of Trust II and WNB Trust other than those arising under the trust preferred securities. The obligations of the Corporation under the junior subordinated debentures, the related indentures, the trust agreements establishing the trusts, the guarantees and the agreements as to expenses and liabilities, in the aggregate, constitute a full and unconditional guarantee by the Corporation of Trust II’s and WNB Trust's obligations under the trust preferred securities.
Although the accounts of Trust II and WNB Trust are not included in the Corporation’s consolidated financial statements, the $120.0 million in trust preferred securities issued by Trust II and the $13.0 million in trust preferred securities issued by WNB Trust are included in the Tier 1 capital of Cullen/Frost for regulatory capital purposes as of December 31, 2014 and, in the case of Trust II, December 31, 2013. Federal Reserve Board rules applicable as of December 31, 2014 limit the aggregate amount of restricted core capital elements (which includes trust preferred securities, among other things) that may be included in the Tier 1 capital of most bank holding companies to 25% of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. This quantitative limit did not preclude the Corporation from including the aggregate $133.0 million in trust preferred securities outstanding in Tier 1 capital as of December 31, 2014. As more fully discussed in Note 10 - Capital and Regulatory Matters, new rules related to the implementation of the Basel III capital framework will require the phase-out of certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies beginning January 1, 2015.
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
Year-end financial instruments with off-balance-sheet risk were as follows:

	2014	2013
Commitments to extend credit	$7,955,779	$6,919,942
Standby letters of credit	248,360	186,857
Deferred standby letter of credit fees	1,942	1,450
Credit Card Guarantees. The Corporation guarantees the credit card debt of certain customers to the merchant bank that issues the cards. At December 31, 2014 and 2013, the guarantees totaled approximately $8.9 million and $8.4 million, of which amounts, $1.5 million and $1.2 million were fully collateralized.
Securities Lending. The Corporation lends certain customer securities to creditworthy brokers on behalf of those customers. If the borrower fails to return these securities, the Corporation indemnifies its customers based on the then current net realizable fair value of the securities. The Corporation holds collateral received in securities lending transactions as an agent. Accordingly, such collateral assets are not assets of the Corporation. The Corporation requires borrowers to provide collateral equal to or in excess of 100% of the fair value of the securities borrowed. The collateral is valued daily and additional collateral is requested as necessary. The maximum future payments guaranteed by the Corporation under these contractual agreements (representing the fair value of securities lent to brokers) totaled $2.5 billion at December 31, 2014. At December 31, 2014, the Corporation held pledged liquid assets with a fair value of $2.5 billion as collateral for these agreements.

Lease Commitments. The Corporation leases certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $28.2 million in 2014, $24.6 million in 2013 and $22.7 million in 2012. Future minimum lease payments due under non-cancelable operating leases at December 31, 2014 were as follows:

2015	$21,373
2016	19,834
2017	18,503
2018	17,067
2019	13,269
Thereafter	77,000
$167,046
It is expected that certain leases will be renewed, or equipment replaced with new leased equipment, as these leases expire. Aggregate future minimum rentals to be received under non-cancelable subleases greater than one year at December 31, 2014, were $209 thousand.
The Corporation leases a branch facility from a partnership interest of a director. Payments related to this lease totaled $925 thousand in 2014, $871 thousand in 2013, and $902 thousand in 2012. The terms of the lease are substantially the same as those offered for comparable transactions with non-related parties at the time the lease transaction was consummated.
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
Note 10 - Capital and Regulatory Matters
Regulatory Capital Requirements in Effect as of December 31, 2014. Banks and bank holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.
Quantitative measures established by regulations to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to adjusted quarterly average assets (as defined).
Cullen/Frost’s and Frost Bank’s Tier 1 capital consists of shareholders’ equity excluding unrealized gains and losses on securities available for sale, the accumulated gain or loss on effective cash flow hedging derivatives, the net actuarial gain/loss on the Corporation’s defined benefit post-retirement benefit plans, goodwill and other intangible assets. Tier 1 capital for Cullen/Frost also includes $144.5 million of 5.375% non-cumulative perpetual preferred stock and $133 million of trust preferred securities issued by its unconsolidated subsidiary trusts. Cullen/Frost’s and Frost Bank’s total capital is comprised of Tier 1 capital for each entity plus a permissible portion of the allowance for loan losses and outstanding subordinated debt. The Corporation’s aggregate $100 million of floating rate subordinated notes are not included in Tier 1 capital but the permissible portion (which decreases 20% per year during the final five years of the term of the notes) totaling $40 million at December 31, 2014 and $60 million at December 31, 2013, is included in total capital of Cullen/Frost.
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
As further discussed below, in July 2013, Cullen/Frost’s and Frost Bank’s primary federal regulator, the Federal Reserve, published final rules establishing a new comprehensive capital framework for U.S. banking organizations which will become effective on January 1, 2015 (subject to a phase-in period for certain provisions).
Year-end actual and required capital ratios for Cullen/Frost and Frost Bank were as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
2014
Total Capital to Risk-Weighted Assets
Cullen/Frost	$2,325,818	14.55%	$1,278,797	8.00%	$1,598,496	10.00%
Frost Bank	2,071,012	12.99	1,275,858	8.00	1,594,823	10.00
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	2,186,276	13.68	639,398	4.00	959,098	6.00
Frost Bank	1,979,415	12.41	637,929	4.00	956,894	6.00
Leverage Ratio
Cullen/Frost	2,186,276	8.16	1,072,035	4.00	1,340,043	5.00
Frost Bank	1,979,415	7.40	1,070,109	4.00	1,337,636	5.00
2013
Total Capital to Risk-Weighted Assets
Cullen/Frost	$2,110,774	15.52%	$1,088,349	8.00%	$1,360,437	10.00%
Frost Bank	1,780,313	13.12	1,085,447	8.00	1,356,809	10.00
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,958,336	14.39	544,175	4.00	816,262	6.00
Frost Bank	1,707,307	12.58	542,724	4.00	814,085	6.00
Leverage Ratio
Cullen/Frost	1,958,336	8.49	922,728	4.00	1,153,410	5.00
Frost Bank	1,707,307	7.42	920,107	4.00	1,150,134	5.00
Management believes that, as of December 31, 2014, Cullen/Frost and its bank subsidiary, Frost Bank, were “well capitalized” based on the ratios presented above.
Cullen/Frost and Frost Bank are subject to the regulatory capital requirements administered by the Federal Reserve and, for Frost Bank, the Federal Deposit Insurance Corporation (“FDIC”). Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on the Corporation’s financial statements. Management believes, as of December 31, 2014, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.
Trust Preferred Securities. In accordance with the applicable accounting standard related to variable interest entities, the accounts of the Corporation’s wholly owned subsidiary trust, Cullen/Frost Capital Trust II and WNB Capital Trust I, have not been included in the Corporation’s consolidated financial statements. However, the $133.0 million in trust preferred securities issued by these subsidiary trusts have been included in the Tier 1 capital of Cullen/Frost for regulatory capital purposes pursuant to guidance from the Federal Reserve. As more fully discussed below, new rules related to the implementation of the Basel III capital framework will require the phase-out of certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies beginning January 1, 2015.
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
Stock Repurchase Plans. From time to time, the Corporation’s board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow the Corporation to proactively manage its capital position and return excess capital to shareholders. Shares purchased under such plans also provide the Corporation with shares of common stock necessary to satisfy obligations related to stock compensation awards. The accelerated share repurchase discussed below was part of a stock repurchase program that was authorized by the Corporation’s board of directors in December 2012 to buy up to $150.0 million of the Corporation’s common stock. As of December 31, 2014, the Corporation did not have any active stock repurchase plans.
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
Dividend Restrictions. In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well capitalized” status, at December 31, 2014, Frost Bank could pay aggregate dividends of up to $363.9 million to Cullen/Frost without prior regulatory approval.
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
Basel III Capital Rules Effective January 1, 2015. In July 2013, Cullen/Frost’s and Frost Bank’s primary federal regulator, the Federal Reserve, published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including Cullen/Frost and Frost Bank, compared to the current U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach, which was derived from the Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel III Capital Rules are effective for Cullen/Frost and Frost Bank on January 1, 2015 (subject to a phase-in period for certain provisions).

Note 11 - Earnings Per Common Share
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

	2014	2013	2012
Net Income	$277,977	$237,866	$237,952
Less: Preferred stock dividends	8,063	6,719	—
Net income available to common shareholders	269,914	231,147	237,952
Less: Earnings allocated to participating securities	1,001	850	773
Net earnings allocated to common stock	$268,913	$230,297	$237,179

Distributed earnings allocated to common stock	$126,709	$119,177	$116,472
Undistributed earnings allocated to common stock	142,204	111,120	120,707
Net earnings allocated to common stock	$268,913	$230,297	$237,179

Weighted-average shares outstanding for basic earnings per common share	62,072,080	60,350,552	61,298,041
Dilutive effect of stock compensation	901,448	765,858	345,341
Weighted-average shares outstanding for diluted earnings per common share	62,973,528	61,116,410	61,643,382
Note 12 - Employee Benefit Plans
Retirement Plans
Profit Sharing Plans. The profit-sharing plan is a defined contribution retirement plan that covers employees who have completed at least one year of service and are age 21 or older. All contributions to the plan are made at the discretion of the Corporation and may be made without regard to current or accumulated profits. Contributions are allocated to eligible participants pro rata, based upon compensation, age and other factors. Plan participants self-direct the investment of allocated contributions by choosing from a menu of investment options. Account assets are subject to withdrawal restrictions and participants vest in their accounts after three years of service. The Corporation also maintains a separate non-qualified profit sharing plan for certain employees whose participation in the qualified profit sharing plan is limited. The plan offers such employees an alternative means of receiving comparable benefits. Expense related to these plans totaled $10.8 million in 2014, $11.4 million in 2013 and $9.2 million in 2012.
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

The Corporation uses a December 31 measurement date for its defined benefit plans. Combined activity in the Corporation’s defined benefit pension plans was as follows:

	2014	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$163,876	$178,158	$157,855
Interest cost	8,002	7,341	7,801
Actuarial (gain) loss	34,438	(15,333)	18,436
Benefits paid	(6,679)	(6,290)	(5,934)
Benefit obligation at end of year	199,637	163,876	178,158
Change in plan assets:
Fair value of plan assets at beginning of year	164,769	145,901	137,253
Actual return on plan assets	9,428	24,489	13,931
Employer contributions	667	669	651
Benefits paid	(6,679)	(6,290)	(5,934)
Fair value of plan assets at end of year	168,185	164,769	145,901
Funded status of the plan at end of year and accrued (benefit) liability recognized	$31,452	$(893)	$32,257
Accumulated benefit obligation at end of year	$199,637	$163,876	$178,158
Certain disaggregated information related to the Corporation’s defined benefit pension plans as of year-end was as follows:

	Retirement Plan		Restoration Plan
	2014	2013	2014	2013
Projected benefit obligation	$179,970	$147,403	$19,667	$16,473
Accumulated benefit obligation	179,970	147,403	19,667	16,473
Fair value of plan assets	168,185	164,769	—	—
Funded status of the plan at end of year and accrued (benefit) liability recognized	11,785	(17,366)	19,667	16,473
The components of the combined net periodic cost (benefit) for the Corporation’s defined benefit pension plans were as follows:

	2014	2013	2012
Expected return on plan assets, net of expenses	$(12,514)	$(11,087)	$(10,412)
Interest cost on projected benefit obligation	8,002	7,341	7,801
Net amortization and deferral	2,687	6,558	5,709
Net periodic cost (benefit)	$(1,825)	$2,812	$3,098
Amounts related to the Corporation’s defined benefit pension plans recognized as a component of other comprehensive income were as follows:

	2014	2013	2012
Net actuarial gain (loss)	$(34,837)	$35,293	$(9,405)
Deferred tax (expense) benefit	12,193	(12,353)	3,292
Other comprehensive income (loss), net of tax	$(22,644)	$22,940	$(6,113)

Amounts recognized as a component of accumulated other comprehensive loss as of year-end that have not been recognized as a component of the combined net period benefit cost of the Corporation’s defined benefit pension plans are presented in the following table. The Corporation expects to recognize approximately $7.0 million of the net actuarial loss reported in the following table as of December 31, 2014 as a component of net periodic benefit cost during 2015.

	2014	2013
Net actuarial loss	$(75,038)	$(40,201)
Deferred tax benefit	26,263	14,070
Amounts included in accumulated other comprehensive loss, net of tax	$(48,775)	$(26,131)
The weighted-average assumptions used to determine the benefit obligations as of the end of the years indicated and the net periodic benefit cost for the years indicated are presented in the table below. Because the plans were frozen, increases in compensation are not considered after 2001.

	2014	2013	2012
Benefit obligations:
Discount rate	4.20%	5.00%	4.20%
Net periodic benefit cost:
Discount rate	5.00%	4.20%	5.05%
Expected return on plan assets	7.75	7.75	7.75
Management uses an asset allocation optimization model to analyze the potential risks and rewards associated with various asset allocation strategies on a quarterly basis. As of December 31, 2014, management’s investment objective for the Corporation’s defined benefit plans is to achieve long-term growth. This strategy provides for a target asset allocation of approximately 65% invested in equity securities, approximately 32% invested in fixed income debt securities with any remainder invested in cash or short-term cash equivalents. The modeling process calculates, with a 90% confidence ratio, the potential risk associated with a given asset allocation and helps achieve adequate diversification of investment assets. The plan assets are reviewed annually to determine if the obligations can be met with the current investment mix and funding strategy.
The major categories of assets in the Corporation’s Retirement Plan as of year-end are presented in the following table. Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 “Fair Value Measurements and Disclosures,” utilized to measure fair value (see Note 18 - Fair Value Measurements). The Corporation’s Restoration Plan is unfunded.

	2014	2013
Level 1:
Mutual funds	$165,429	$163,046
Cash and cash equivalents	1,447	91
Level 2:
Corporate bonds and notes	653	893
U.S. government agency securities	394	473
States and political subdivisions	262	266
Total fair value of plan assets	$168,185	$164,769
Mutual funds include various equity, fixed-income and blended funds with varying investment strategies. Approximately 71% of mutual fund investments consist of equity investments as of December 31, 2014. The investment objective of equity funds is long-term capital appreciation with current income. The remaining mutual fund investments consist of U.S. fixed-income securities, including investment-grade U.S. Treasury securities, U.S. government agency securities and mortgage-backed securities, corporate bonds and notes and collateralized mortgage obligations. The investment objective of fixed-income funds is to maximize investment return while preserving investment principal. Corporate bonds and notes include investment-grade bonds and notes of U.S. companies from diversified industries. U.S. government agency securities include obligations of Ginnie Mae. States and political subdivisions include fixed income municipal securities. The Corporation’s investment strategies prohibit selling assets short and the use of derivatives. Additionally, the Corporation’s defined benefit plans do not directly invest in real estate, commodities, or private investments.

The asset allocation optimization model is used to estimate the expected long-term rate of return for a given asset allocation strategy. Expectations of returns for each asset class are based on comprehensive reviews of historical data and economic/financial market theory. During periods with volatile interest rates and equity security prices, the model may call for changes in the allocation of plan investments to achieve desired returns. Management assumed a long-term rate of return of 7.75% in the determination of the net periodic benefit cost for 2014. The expected long-term rate of return on assets was selected from within the reasonable range of rates determined by historical real returns, net of inflation, for the asset classes covered by the plan’s investment policy and projections of inflation over the long-term period during which benefits are payable to plan participants.
As of December 31, 2014, expected future benefit payments related to the Corporation’s defined benefit plans were as follows:

2015	$8,429
2016	11,991
2017	9,532
2018	9,988
2019	10,413
2020 through 2024	57,255
$107,608
The Corporation expects to contribute $1.1 million to the defined benefit plans during 2015.
Supplemental Executive Retirement Plan. The Corporation maintains a supplemental executive retirement plan (“SERP”) for one active key executive. The plan provides for target retirement benefits, as a percentage of pay, beginning at age 55. The target percentage is 45 percent of pay at age 55, increasing to 60 percent at age 60 and later. Benefits under the SERP are reduced, dollar-for-dollar, by benefits received under the profit sharing, non-qualified profit sharing, defined benefit retirement and restoration plans, described above, and any social security benefits. Expense related to this plan was not significant during 2014, 2013 and 2012.
Savings Plans
401(k) Plan and Thrift Incentive Plan. The Corporation maintains a 401(k) stock purchase plan that permits each participant to make before- or after-tax contributions in an amount not less than 2% and not exceeding 50% of eligible compensation and subject to dollar limits from Internal Revenue Service regulations. The Corporation matches 100% of the employee’s contributions to the plan based on the amount of each participant’s contributions up to a maximum of 6% of eligible compensation. Eligible employees must complete 90 days of service in order to enroll and vest in the Corporation’s matching contributions immediately. Expense related to the plan totaled $12.3 million in 2014, $11.5 million in 2013, and $10.8 million in 2012. The Corporation’s matching contribution is initially invested in the Cullen/Frost common stock fund. However, employees may immediately reallocate the Corporation’s matching portion, as well as invest their individual contribution, to any of a variety of investment alternatives offered under the 401(k) Plan.
The Corporation maintains a thrift incentive stock purchase plan to offer certain employees whose participation in the 401(k) plan is limited an alternative means of receiving comparable benefits. Expense related to this plan was not significant during 2014, 2013 and 2012.
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
A combined summary of activity in the Corporation’s active stock plans is presented in the following table.

			Non-Vested Stock Awards/Stock Units Outstanding		Stock Options Outstanding
	Shares Available for Grant	Director Deferred Stock Units Outstanding	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price
Balance, January 1, 2012	1,963,455	22,092	169,530	$50.33	4,968,822	$51.49
Granted	(825,542)	5,632	49,130	54.56	770,780	54.56
Stock options exercised	—	—	—	—	(206,336)	50.96
Stock awards vested	—	—	(30,100)	52.44	—	—
Forfeited	19,750	—	—	—	(19,750)	50.49
Canceled/expired	(250)	—	—	—	—	—
Balance, December 31, 2012	1,157,413	27,724	188,560	51.67	5,513,516	51.94
Authorized	2,293,660	—	—	—	—	—
Granted	(635,360)	5,500	38,010	71.39	591,850	71.38
Stock options exercised	—	—	—	—	(1,319,786)	52.02
Stock awards vested	—	—	(26,830)	50.64	—	—
Forfeited	46,890	—	—	—	(46,890)	46.05
Canceled/expired	—	—	—	—	—	—
Balance, December 31, 2013	2,862,603	33,224	199,740	55.32	4,738,690	54.35
Authorized	—	—	—	—	—	—
Granted	(955,443)	5,643	32,050	78.92	917,750	78.93
Stock options exercised	—	—	—	—	(560,291)	52.04
Stock awards/units vested	—	—	(56,300)	52.46	—	—
Forfeited	66,267	—	—	—	(66,267)	62.21
Canceled/expired	—	—	—	—	—	—
Balance, December 31, 2014	1,973,427	38,867	175,490	$60.55	5,029,882	$58.99
Of the shares available for grant included in the above table as of December 31, 2014, a total of 281,840 shares may be granted as full value awards, meaning awards other than in the form of stock options or stock appreciation rights, and which are settled by the issuance of shares.

Other information regarding options outstanding and exercisable as of December 31, 2014 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Number of Shares	Weighted- Average Exercise Price
$45.01	to	$50.00	946,265	$48.26	5.58	760,240	$49.91
50.01	to	55.00	2,273,190	52.61	5.58	1,907,700	52.24
55.01	to	60.00	334,075	57.63	1.88	334,075	57.63
70.01	to	75.00	576,602	71.38	8.84	140,613	71.38
75.01	to	80.00	899,750	78.94	9.80	—	—
		Total	5,029,882	58.99	6.46	3,142,628	53.11
The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $66.5 million and $56.4 million at December 31, 2014.
Shares issued in connection with stock compensation awards are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. Shares issued in connection with stock compensation awards along with other related information were as follows:

	2014	2013	2012
New shares issued from available authorized shares	—	153,275	207,586
Issued from available treasury stock	601,851	1,179,551	15,600
Total	601,851	1,332,826	223,186
Proceeds from stock option exercises	$29,158	$68,653	$10,516
Intrinsic value of stock options exercised	13,714	20,506	1,538
Fair value of stock awards/units vested	4,346	1,918	1,649
Stock-based Compensation Expense. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. The service period generally matches the vesting period for most awards; however, the service period for certain executive officers does not extend past the date they reach 65 years of age. Stock-based compensation expense and the related income tax benefit was as follows:

	2014	2013	2012
Stock options	$9,142	$8,814	$9,663
Non-vested stock awards/stock units	2,920	2,819	2,843
Deferred stock-units	441	330	330
Total	$12,503	$11,963	$12,836
Income tax benefit	$4,376	$4,187	$4,493
Unrecognized stock-based compensation expense at December 31, 2014 was as follows:

Stock options	$22,066
Non-vested stock awards/stock units	2,437
Total	$24,503
The weighted-average period over which the remaining unrecognized stock-based compensation expense related to stock options is expected to be recognized was 3.1 years as of December 31, 2014. The weighted-average period over which the remaining unrecognized stock-based compensation expense related to non-vested stock awards/stock units is expected to be recognized was 2.5 years as of December 31, 2014 .
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
The weighted-average fair value of stock options granted during 2014, 2013 and 2012 estimated using a binomial lattice-based valuation model, was $16.97, $13.74, and $11.07. The assumptions used to determine the fair value of options granted are detailed in the table below.

	2014	2013	2012
Weighted-average risk-free interest rate	2.33%	2.65%	1.85%
Dividend yield	2.71	2.92	3.28
Weighted-average expected market price volatility	26.66	24.20	28.06
Weighted-average expected term	7.1 years	6.7 years	6.2 years
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

	2014	2013	2012
Other non-interest income:
Other	$32,256	$34,531	$30,703
Total	$32,256	$34,531	$30,703
Other non-interest expense:
Advertising, promotions and public relations	$28,998	$26,232	$27,194
Legal and other professional fees	27,365	26,132	22,341
Check card expense	15,970	11,787	10,227
Travel/meals and entertainment	14,813	13,571	13,049
Other	80,510	74,355	66,658
Total	$167,656	$152,077	$139,469

Note 14 - Income Taxes
Income tax expense was as follows:

	2014	2013	2012
Current income tax expense	$62,177	$49,736	$76,928
Deferred income tax expense (benefit)	(4,130)	3,279	(6,405)
Income tax expense, as reported	$58,047	$53,015	$70,523
Reported income tax expense differed from the amounts computed by applying the U.S. federal statutory income tax rate of 35% to income before income taxes as follows:

	2014	2013	2012
Income tax expense computed at the statutory rate	$117,608	$101,808	$107,966
Effect of tax-exempt interest	(58,761)	(46,535)	(36,543)
Bank owned life insurance income	(1,116)	(1,086)	(1,413)
Other	316	(1,172)	513
Income tax expense, as reported	$58,047	$53,015	$70,523
Year-end deferred taxes were as follows:

	2014	2013
Deferred tax assets:
Allowance for loan losses	$34,840	$32,353
Net actuarial loss on defined benefit post-retirement benefit plans	26,263	14,070
Stock-based compensation	18,839	17,746
Bonus accrual	6,118	5,301
Gain on sale of assets	2,139	2,234
Partnerships	1,911	2,208
Transaction costs	1,794	565
Other	5,272	4,489
Total gross deferred tax assets	97,176	78,966
Deferred tax liabilities:
Net unrealized gain on securities available for sale and effective cash flow hedging derivatives	(102,626)	(89,689)
Premises and equipment	(20,039)	(21,192)
Defined benefit post-retirement benefit plans	(15,010)	(14,137)
Intangible assets	(6,143)	(7,253)
Leases	(4,952)	(4,237)
Reserve for medical insurance	(3,017)	(2,171)
Prepaid expenses	(1,639)	(1,618)
Other	(341)	(1,456)
Total gross deferred tax liabilities	(153,767)	(141,753)
Net deferred tax asset (liability)	$(56,591)	$(62,787)
No valuation allowance for deferred tax assets was recorded at December 31, 2014 and 2013 as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years. There were no unrecognized tax benefits during any of the reported periods.
The Corporation files income tax returns in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2011.

Note 15 - Other Comprehensive Income (Loss)
The tax effects allocated to each component of other comprehensive income (loss) were as follows:

	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
2014
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$103,044	$36,065	$66,979
Change in net unrealized gain on securities transferred to held to maturity	(35,441)	(12,404)	(23,037)
Reclassification adjustment for net (gains) losses included in net income	(38)	(13)	(25)
Total securities available for sale and transferred securities	67,565	23,648	43,917
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	(34,837)	(12,193)	(22,644)
Derivatives:
Reclassification adjustment for gains on interest rate swaps on variable-rate loans included in net income	(30,604)	(10,711)	(19,893)
Total other comprehensive income (loss)	$2,124	$744	$1,380

2013
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(115,245)	$(40,335)	$(74,910)
Change in net unrealized gain on securities transferred to held to maturity	(35,682)	(12,489)	(23,193)
Reclassification adjustment for net (gains) losses included in net income	(1,176)	(412)	(764)
Total securities available for sale and transferred securities	(152,103)	(53,236)	(98,867)
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	35,293	12,353	22,940
Derivatives:
Change in the accumulated gain/loss on effective cash flow hedge derivatives	(49)	(17)	(32)
Reclassification adjustments for (gains) losses included in net income:
Interest rate swaps on variable-rate loans	(37,380)	(13,083)	(24,297)
Interest rate swap on junior subordinated deferrable interest debentures	4,064	1,422	2,642
Total derivatives	(33,365)	(11,678)	(21,687)
Total other comprehensive income (loss)	$(150,175)	$(52,561)	$(97,614)

2012
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$33,412	$11,694	$21,718
Change in net unrealized gain on securities transferred to held to maturity	(657)	(230)	(427)
Reclassification adjustment for net (gains) losses included in net income	(4,314)	(1,510)	(2,804)
Total securities available for sale and transferred securities	28,441	9,954	18,487
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	(9,405)	(3,292)	(6,113)
Derivatives:
Change in the accumulated gain/loss on effective cash flow hedge derivatives	(783)	(274)	(509)
Reclassification adjustments for (gains) losses included in net income:
Interest rate swaps on variable-rate loans	(37,380)	(13,083)	(24,297)
Interest rate swap on junior subordinated deferrable interest debentures	4,224	1,478	2,746
Total derivatives	(33,939)	(11,879)	(22,060)
Total other comprehensive income (loss)	$(14,903)	$(5,217)	$(9,686)

Activity in accumulated other comprehensive income, net of tax, was as follows:

	Securities Available For Sale	Defined Benefit Plans	Derivatives	Accumulated Other Comprehensive Income
Balance January 1, 2014	$146,672	$(26,131)	$19,893	$140,434
Other comprehensive income (loss) before reclassification	43,942	(22,644)	—	21,298
Amounts reclassified from accumulated other comprehensive income (loss)	(25)	—	(19,893)	(19,918)
Net other comprehensive income (loss) during period	43,917	(22,644)	(19,893)	1,380
Balance December 31, 2014	$190,589	$(48,775)	$—	$141,814

Balance January 1, 2013	$245,539	$(49,071)	$41,580	$238,048
Other comprehensive income (loss) before reclassification	(98,103)	22,940	(32)	(75,195)
Amounts reclassified from accumulated other comprehensive income (loss)	(764)	—	(21,655)	(22,419)
Net other comprehensive income (loss) during period	(98,867)	22,940	(21,687)	(97,614)
Balance December 31, 2013	$146,672	$(26,131)	$19,893	$140,434

Balance January 1, 2012	$227,052	$(42,958)	$63,640	$247,734
Other comprehensive income (loss) before reclassification	21,291	(6,113)	(509)	14,669
Amounts reclassified from accumulated other comprehensive income (loss)	(2,804)	—	(21,551)	(24,355)
Net other comprehensive income (loss) during period	18,487	(6,113)	(22,060)	(9,686)
Balance December 31, 2012	$245,539	$(49,071)	$41,580	$238,048
Note 16 - Derivative Financial Instruments
The fair value of derivative positions outstanding is included in accrued interest receivable and other assets and accrued interest payable and other liabilities in the accompanying consolidated balance sheets and in the net change in each of these financial statement line items in the accompanying consolidated statements of cash flows.
Interest Rate Derivatives. The Corporation utilizes interest rate swaps, caps and floors to mitigate exposure to interest rate risk and to facilitate the needs of its customers. The Corporation’s objectives for utilizing these derivative instruments are described below:
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
During 2007, the Corporation entered into three interest rate swap contracts on variable-rate loans with a total notional amount of $1.2 billion. The interest rate swap contracts were designated as hedging instruments in cash flow hedges with the objective of protecting the overall cash flows from the Corporation’s monthly interest receipts on a rolling portfolio of $1.2 billion of variable-rate loans outstanding throughout the 84-month period beginning in October 2007 and ending in October 2014 from the risk of variability of those cash flows such that the yield on the underlying loans would remain constant. The Corporation terminated portions of the hedges and settled portions of the interest rate swap contracts during November 2009 and terminated the remaining portions of the hedges and settled the remaining portions of the interest rate swap contracts during November 2010. The accumulated gain on the interest rate swaps upon settlement was deferred and amortized over the original lives of the underlying swap contracts. The amortization of the deferred accumulated gain ended in October 2014. As of December 31, 2013, the deferred accumulated gain applicable to the settled interest rate swap contracts included in accumulated other comprehensive income totaled $30.6 million ($19.9 million on an after-tax basis), all of which was recognized in interest income during 2014.

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
The notional amounts and estimated fair values of interest rate derivative contracts outstanding at December 31, 2014 and 2013 are presented in the following table. The Corporation obtains dealer quotations to value its interest rate derivative contracts designated as hedges of cash flows, while the fair values of other interest rate derivative contracts are estimated utilizing internal valuation models with observable market data inputs.

	December 31, 2014		December 31, 2013
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivatives designated as hedges of fair value:
Financial institution counterparties:
Loan/lease interest rate swaps - assets	$31,614	$469	$50,965	$1,386
Loan/lease interest rate swaps - liabilities	37,672	(3,179)	43,631	(4,191)
Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan/lease interest rate swaps - assets	69,842	719	195,234	9,573
Loan/lease interest rate swaps - liabilities	765,979	(38,952)	626,980	(32,469)
Loan/lease interest rate caps - assets	73,058	1,003	53,058	1,309
Customer counterparties:
Loan/lease interest rate swaps - assets	765,979	38,910	626,980	32,426
Loan/lease interest rate swaps - liabilities	69,842	(719)	195,234	(9,573)
Loan/lease interest rate caps - liabilities	73,058	(1,003)	53,058	(1,309)
The weighted-average rates paid and received for interest rate swaps outstanding at December 31, 2014 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Fair value hedge loan/lease interest rate swaps	2.80%	0.16%
Non-hedging interest rate swaps - financial institution counterparties	4.05	1.67
Non-hedging interest rate swap - customer counterparties	1.67	4.05
The weighted-average strike rate for outstanding interest rate caps was 2.99% at December 31, 2014.

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

		December 31, 2014		December 31, 2013
	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Oil - assets	Barrels	470	$14,357	356	$1,004
Oil - liabilities	Barrels	197	(1,670)	1,574	(2,704)
Natural gas - assets	MMBTUs	12,235	12,707	14,240	2,903
Natural gas - liabilities	MMBTUs	16,755	(4,095)	22,510	(3,212)
Customer counterparties:
Oil - assets	Barrels	197	1,670	1,574	2,818
Oil - liabilities	Barrels	470	(14,318)	356	(991)
Natural gas - assets	MMBTUs	16,755	4,095	22,850	3,301
Natural gas - liabilities	MMBTUs	12,235	(12,646)	13,900	(2,805)
Foreign Currency Derivatives. The Corporation enters into foreign currency forward contracts that are not designated as hedging instruments primarily to accommodate the business needs of its customers. Upon the origination of a foreign currency denominated transaction with a customer, the Corporation simultaneously enters into an offsetting contract with a third party to negate the exposure to fluctuations in foreign currency exchange rates. The Corporation also utilizes foreign currency forward contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in foreign currency exchange rates on foreign currency holdings and certain short-term, non-U.S. dollar denominated loans. The notional amounts and fair values of open foreign currency forward contracts were as follows:

		December 31, 2014		December 31, 2013
	Notional Currency	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Forward contracts – assets	EUR	936	$7	1,175	$5
Forward contracts - assets	CAD	24,724	659	18,886	85
Forward contracts – liabilities	GBP	544	(2)	—	—
Forward contracts - liabilities	EUR	—	—	494	(4)
Forward contracts - liabilities	CAD	—	—	14,078	(23)

Customer counterparties:
Forward contracts – assets	CAD	—	—	14,055	45
Forward contracts – liabilities	CAD	24,680	(615)	18,859	(58)
Gains, Losses and Derivative Cash Flows. For fair value hedges, the changes in the fair value of both the derivative hedging instrument and the hedged item are included in other non-interest income or other non-interest expense. The extent that such changes in fair value do not offset represents hedge ineffectiveness. Net cash flows from interest rate swaps on commercial loans/leases designated as hedging instruments in effective hedges of fair value are included in interest income on loans. For cash flow hedges, the effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument is included in other comprehensive income, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is included in other non-interest income or other non-interest expense. Net cash flows from interest rate swaps on variable-rate loans designated as hedging instruments in effective hedges of cash flows and the reclassification from other comprehensive income of deferred gains associated with the termination of those hedges are included in interest income on loans. Net cash flows from the interest rate swap on junior subordinated deferrable interest debentures designated as a hedging instrument in an effective hedge of cash flows were included in interest expense on junior subordinated deferrable interest debentures during 2013 and 2012. For non-hedging derivative instruments, gains and losses due to changes in fair value and all cash flows are included in other non-interest income and other non-interest expense.
Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	2014	2013	2012
Commercial loan/lease interest rate swaps:
Amount of gain (loss) included in interest income on loans	$(2,014)	$(2,437)	$(2,587)
Amount of (gain) loss included in other non-interest expense	3	4	46
Amounts included in the consolidated statements of income and in other comprehensive income for the period related to interest rate derivatives designated as hedges of cash flows were as follows:

	2014	2013	2012
Interest rate swaps/caps/floors on variable-rate loans:
Amount reclassified from accumulated other comprehensive income to interest income on loans	$30,604	$37,380	$37,380
Interest rate swaps on junior subordinated deferrable interest debentures:
Amount reclassified from accumulated other comprehensive income to interest expense on junior subordinated deferrable interest debentures	—	4,064	4,224
Amount of gain (loss) recognized in other comprehensive income	—	(49)	(783)
No ineffectiveness related to interest rate derivatives designated as hedges of cash flows was recognized in the consolidated statements of income during the reported periods. The amortization of the deferred accumulated gain applicable to the settled interest rate swap contracts ended in October 2014. As of December 31, 2013, the deferred accumulated gain applicable to the settled interest rate swap contracts included in accumulated other comprehensive income totaled $30.6 million ($19.9 million on an after-tax basis), all of which was recognized in interest income during 2014.
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

	2014	2013	2012
Non-hedging interest rate derivatives:
Other non-interest income	$1,786	$1,441	$4,722
Other non-interest expense	(2)	(96)	(116)
Non-hedging commodity derivatives:
Other non-interest income	118	496	124
Non-hedging foreign currency derivatives:
Other non-interest income	162	175	—
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
The Corporation’s credit exposure relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with bank customers was approximately $39.0 million at December 31, 2014. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. The Corporation’s credit exposure, net of collateral pledged, relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with upstream financial institution counterparties was approximately $8.5 million at December 31, 2014. This amount was primarily related to excess collateral posted by the Corporation to counterparties and under-collateralized derivative assets held by the Corporation. Collateral levels for upstream financial institution counterparties are monitored and adjusted as necessary. See Note 17 – Balance Sheet Offsetting for additional information regarding the Corporation’s credit exposure with upstream financial institution counterparties.
The aggregate fair value of securities posted as collateral by the Corporation related to derivative contracts totaled $19.3 million at December 31, 2014. At such date, the Corporation also had $12.1 million in cash collateral on deposit with other financial institution counterparties.
Note 17 - Balance Sheet Offsetting
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
Information about financial instruments that are eligible for offset in the consolidated balance sheet as of December 31, 2014 is presented in the following tables.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
December 31, 2014
Financial assets:
Derivatives:
Loan/lease interest rate swaps and caps	$2,191	$—	$2,191
Commodity swaps and options	27,064	—	27,064
Foreign currency forward contracts	666	—	666
Total derivatives	29,921	—	29,921
Resell agreements	9,642	—	9,642
Total	$39,563	$—	$39,563
Financial liabilities:
Derivatives:
Loan/lease interest rate swaps	$42,131	$—	$42,131
Commodity swaps and options	5,765	—	5,765
Foreign currency forward contracts	2	—	2
Total derivatives	47,898	—	47,898
Repurchase agreements	791,119	—	791,119
Total	$839,017	$—	$839,017

		Gross Amounts Not Offset
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
December 31, 2014
Financial assets:
Derivatives:
Counterparty A	$627	$(627)	$—	$—
Counterparty B	17,308	(9,506)	(4,925)	2,877
Counterparty C	7,991	(7,539)	—	452
Other counterparties	3,995	(2,764)	(1,110)	121
Total derivatives	29,921	(20,436)	(6,035)	3,450
Resell agreements	9,642	—	(9,642)	—
Total	$39,563	$(20,436)	$(15,677)	$3,450
Financial liabilities:
Derivatives:
Counterparty A	$18,653	$(627)	$(17,626)	$400
Counterparty B	9,506	(9,506)	—	—
Counterparty C	7,539	(7,539)	—	—
Other counterparties	12,200	(2,764)	(8,681)	755
Total derivatives	47,898	(20,436)	(26,307)	1,155
Repurchase agreements	791,119	—	(791,119)	—
Total	$839,017	$(20,436)	$(817,426)	$1,155
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
Note 18 - Fair Value Measurements
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
Derivatives. Derivatives are generally reported at fair value utilizing Level 2 inputs, except for foreign currency contracts, which are reported at fair value utilizing Level 1 inputs. The Corporation obtains dealer quotations and utilizes internally developed valuation models to value commodity swaps/options. The Corporation utilizes internally developed valuation models and/or third-party models with observable market data inputs to validate the valuations provided by the dealers. Though there has never been a significant discrepancy in the valuations, should such a significant discrepancy arise, the Corporation would obtain price verification from a third-party dealer. The Corporation utilizes internal valuation models with observable market data inputs to estimate fair values of customer interest rate swaps, caps and floors. The Corporation also obtains dealer quotations for these derivatives for comparative purposes to assess the reasonableness of the model valuations. In cases where significant credit valuation adjustments are incorporated into the estimation of fair value, reported amounts are considered to have been derived utilizing Level 3 inputs.
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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
2014
Securities available for sale:
U.S. Treasury	$3,811,252	$—	$—	$3,811,252
Residential mortgage-backed securities	—	1,398,724	—	1,398,724
States and political subdivisions	—	3,208,907	—	3,208,907
Other	—	42,371	—	42,371
Trading account securities:
U.S. Treasury	15,339	—	—	15,339
States and political subdivisions	—	87	—	87
Derivative assets:
Interest rate swaps, caps and floors	—	40,931	170	41,101
Commodity swaps and options	—	32,829	—	32,829
Foreign currency forward contracts	666	—	—	666
Derivative liabilities:
Interest rate swaps, caps and floors	—	43,853	—	43,853
Commodity swaps and options	—	32,729	—	32,729
Foreign currency forward contracts	617	—	—	617
2013
Securities available for sale:
U.S. Treasury	$2,540,554	$—	$—	$2,540,554
U.S. government agencies/corporations	—	53,980	—	53,980
Residential mortgage-backed securities	—	1,776,016	—	1,776,016
States and political subdivisions	—	1,488,914	—	1,488,914
Other	—	35,972	—	35,972
Trading account securities:
U.S. Treasury	15,389	—	—	15,389
States and political subdivisions	—	1,009	—	1,009
Derivative assets:
Interest rate swaps, caps and floors	—	44,520	174	44,694
Commodity swaps and options	—	10,026	—	10,026
Foreign currency forward contracts	135	—	—	135
Derivative liabilities:
Interest rate swaps, caps and floors	—	47,542	—	47,542
Commodity swaps and options	—	9,712	—	9,712
Foreign currency forward contracts	85	—	—	85
Derivative assets, measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the reported periods consist of interest rate swaps sold to loan customers. The significant unobservable (Level 3) inputs used in the fair value measurement of these interest rate swaps sold to loan customers primarily relate to the probability of default and loss severity in the event of default. The probability of default is determined by the underlying risk grade of the loan (see Note 4 – Loans) underlying the interest rate swap in that the probability of default increases as a loan’s risk grade deteriorates, while the loss severity is estimated through an analysis of the collateral supporting both the underlying loan and interest rate swap. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity. As of December 31, 2014, the weighted-average risk grade of loans underlying interest rate swaps measured at fair value using significant unobservable (Level 3) inputs was 11.0. The weighted-average loss severity in the event of default on the interest rate swaps was 20.0%. A reconciliation of the beginning and ending balances of derivative assets measured at fair value on a recurring basis using significant unobservable (Level 3) inputs is not presented as such amounts were not significant during the reported periods.

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
The following table presents impaired loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral:

	2014		2013		2012
	Level 2	Level 3	Level 2	Level 3	Level 2	Level 3
Carrying value of impaired loans before allocations	$—	$2,715	$9,374	$—	$18,319	$15,754
Specific valuation allowance allocations	—	(1,475)	(2,785)	—	(3,634)	(2,911)
Fair value	$—	$1,240	$6,589	$—	$14,685	$12,843
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
The following table presents foreclosed assets that were remeasured and reported at fair value:

	2014	2013	2012
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$6,388	$7,580	$9,428
Charge-offs recognized in the allowance for loan losses	(285)	(710)	(1,611)
Fair value	$6,103	$6,870	$7,817
Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$5,026	$4,979	$12,126
Write-downs included in other non-interest expense	(1,289)	(895)	(2,093)
Fair value	$3,737	$4,084	$10,033
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
The estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	December 31, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$4,364,123	$4,364,123	$4,556,125	$4,556,125
Securities held to maturity	2,926,486	2,966,390	3,139,748	3,029,663
Cash surrender value of life insurance policies	172,050	172,050	141,108	141,108
Accrued interest receivable	128,436	128,436	99,281	99,281
Level 3 inputs:
Loans, net	10,887,993	10,939,684	9,423,262	9,582,734
Financial liabilities:
Level 2 inputs:
Deposits	24,135,930	24,136,402	20,688,786	20,689,323
Federal funds purchased and repurchase agreements	803,119	803,119	668,253	668,253
Junior subordinated deferrable interest debentures	137,115	137,115	123,712	123,712
Subordinated notes payable and other borrowings	100,000	95,591	100,000	92,552
Accrued interest payable	1,132	1,132	1,300	1,300
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

Financial results by operating segment are detailed below. Certain prior period amounts have been reclassified to conform to the current presentation.

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
2014
Net interest income (expense)	$683,579	$6,734	$(3,379)	$686,934
Provision for loan losses	16,312	2	—	16,314
Non-interest income	193,883	122,261	4,000	320,144
Non-interest expense	549,812	96,330	8,598	654,740
Income (loss) before income taxes	311,338	32,663	(7,977)	336,024
Income tax expense (benefit)	51,881	11,431	(5,265)	58,047
Net income (loss)	259,457	21,232	(2,712)	277,977
Preferred stock dividends	—	—	8,063	8,063
Net income (loss) available to common shareholders	$259,457	$21,232	$(10,775)	$269,914
Revenues from (expenses to) external customers	$877,462	$128,995	$621	$1,007,078
Average assets (in millions)(1)	$25,734	$32	$2	$25,768
2013
Net interest income (expense)	$621,333	$6,586	$(7,364)	$620,555
Provision for loan losses	20,585	(3)	—	20,582
Non-interest income	190,767	107,759	4,292	302,818
Non-interest expense	513,909	90,132	7,869	611,910
Income (loss) before income taxes	277,606	24,216	(10,941)	290,881
Income tax expense (benefit)	50,823	8,563	(6,371)	53,015
Net income (loss)	226,783	15,653	(4,570)	237,866
Preferred stock dividends	—	—	6,719	6,719
Net income (loss) available to common shareholders	$226,783	$15,653	$(11,289)	$231,147
Revenues from (expenses to) external customers	$812,100	$114,345	$(3,072)	$923,373
Average assets (in millions)(1)	$22,709	$31	$12	$22,752
2012
Net interest income (expense)	$605,330	$8,013	$(8,482)	$604,861
Provision for loan losses	10,078	2	—	10,080
Non-interest income	188,440	96,577	3,770	288,787
Non-interest expense	485,302	82,744	7,047	575,093
Income (loss) before income taxes	298,390	21,844	(11,759)	308,475
Income tax expense (benefit)	69,078	7,646	(6,201)	70,523
Net income (loss)	$229,312	$14,198	$(5,558)	$237,952
Revenues from (expenses to) external customers	$793,770	$104,590	$(4,712)	$893,648
Average assets (in millions)(1)	$20,783	$29	$15	$20,827

(1)	Frost Wealth Advisors excludes off balance sheet managed and custody assets with a total fair value of $30.5 billion, $29.0 billion and $26.2 billion at December 31, 2014, 2013 and 2012.

Note 20 - Condensed Financial Statements of Parent Company
Condensed financial statements pertaining only to Cullen/Frost Bankers, Inc. are presented below. Investments in subsidiaries are stated using the equity method of accounting.
Condensed Balance Sheets

	December 31,
	2014	2013
Assets:
Cash	$7,335	$7,477
Resell agreements	286,660	320,200
Total cash and cash equivalents	293,995	327,677
Investment in subsidiaries	2,791,647	2,409,433
Accrued interest receivable and other assets	29,705	19,038
Total assets	$3,115,347	$2,756,148
Liabilities:
Junior subordinated deferrable interest debentures	$137,115	$123,712
Subordinated notes payable	100,000	100,000
Accrued interest payable and other liabilities	26,829	18,275
Total liabilities	263,944	241,987
Shareholders’ Equity	2,851,403	2,514,161
Total liabilities and shareholders’ equity	$3,115,347	$2,756,148
Condensed Statements of Income

	Year Ended December 31,
	2014	2013	2012
Income:
Dividend income paid by Frost Bank	$114,439	$144,642	$143,623
Dividend income paid by non-banks	4,323	2,819	3,077
Interest and other income	69	79	308
Total income	118,831	147,540	147,008
Expenses:
Interest expense	3,381	7,365	8,512
Salaries and employee benefits	1,218	1,175	1,167
Other	8,526	6,735	6,727
Total expenses	13,125	15,275	16,406
Income before income taxes and equity in undistributed earnings of subsidiaries	105,706	132,265	130,602
Income tax benefit	6,702	7,845	7,463
Equity in undistributed earnings of subsidiaries	165,569	97,756	99,887
Net income	277,977	237,866	237,952
Preferred stock dividends	8,063	6,719	—
Net income available to common shareholders	$269,914	$231,147	$237,952

Condensed Statements of Cash Flows

	Year Ended December 31,
	2014	2013	2012
Operating Activities:
Net income	$277,977	$237,866	$237,952
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(165,569)	(97,756)	(99,887)
Stock-based compensation	441	330	330
Excess tax benefits from stock-based compensation	(165)	(155)	(133)
Net change in other assets and other liabilities	(1,984)	2,372	(2,256)
Net cash from operating activities	110,700	142,657	136,006

Investing Activities:
Net cash received in acquisitions	830,661	—	—
Capital contribution to subsidiaries	(879,730)	—	—
Net cash from investing activities	(49,069)	—	—

Financing Activities:
Proceeds from stock option exercises	29,158	68,653	10,516
Proceeds from stock-based compensation activities of subsidiaries	12,062	11,633	12,506
Excess tax benefits from stock-based compensation	165	155	133
Proceeds from issuance of preferred stock	—	144,486	—
Purchase of treasury stock	(1,457)	(144,630)	(436)
Cash dividends paid on preferred stock	(8,063)	(6,719)	—
Cash dividends paid on common stock	(127,178)	(119,619)	(116,853)
Net cash from financing activities	(95,313)	(46,041)	(94,134)
Net change in cash and cash equivalents	(33,682)	96,616	41,872
Cash and cash equivalents at beginning of year	327,677	231,061	189,189
Cash and cash equivalents at end of year	$293,995	$327,677	$231,061
Note 21 - Accounting Standards Updates
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
ASU 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 became effective for the Corporation on January 1, 2012 and, aside from new disclosures included in Note 18 – Fair Value Measurements, did not have a significant impact on the Corporation’s financial statements.
ASU 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.” ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 became effective for the Corporation on January 1, 2012; however, certain provisions related to the presentation of reclassification adjustments were deferred by ASU 2011-12 “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2013-02, “Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” amended the guidance of ASU 2011-05 related to the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 became effective for the Corporation on January 1, 2013. As a result of the these accounting standards updates, the Corporation’s financial statements now include separate statements of comprehensive income and additional footnote disclosures (see Note 15 – Other Comprehensive Income (Loss)).
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
ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU No. 2013-01, “Balance Sheet (Topic 210) – Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” clarifies that ordinary trade receivables are not within the scope of ASU 2011-11. ASU 2011-11, as amended by ASU 2013-01, became effective for the Corporation on January 1, 2013. See Note 17 – Balance Sheet Offsetting for applicable disclosures.
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
ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for the Corporation on January 1, 2017. The Corporation is still evaluating the potential impact on the Corporation's financial statements.
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
ASU 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) – Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. ASU 2015-01 is effective for the Corporation beginning January 1, 2016, though early adoption is permitted. ASU 2015-01 is not expected to have a significant impact on the Corporation's financial statements.

Cullen/Frost Bankers, Inc.
Consolidated Average Balance Sheets
(Dollars in thousands - tax-equivalent basis)
The following unaudited schedule is presented for additional information and analysis.

	Year Ended December 31,
		2014			2013
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$4,189,110	$10,725	0.26%	$2,849,467	$7,284	0.26%
Federal funds sold and resell agreements	19,683	83	0.42	17,259	82	0.48
Securities:
Taxable	4,439,993	93,087	2.14	5,276,574	97,873	1.90
Tax-exempt	4,929,665	271,543	5.58	3,618,347	206,442	5.75
Total securities	9,369,658	364,630	3.96	8,894,921	304,315	3.48
Loans, net of unearned discount	10,299,025	447,036	4.34	9,229,574	421,114	4.56
Total earning assets and average rate earned	23,877,476	822,474	3.47	20,991,221	732,795	3.52
Cash and due from banks	554,439			559,361
Allowance for loan losses	(97,932)			(96,426)
Premises and equipment, net	363,790			310,544
Accrued interest receivable and other assets	1,069,965			987,337
Total assets	$25,767,738			$22,752,037
Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$8,384,376			$6,967,933
Correspondent banks	351,803			323,706
Public funds	388,851			366,135
Total non-interest-bearing demand deposits	9,125,030			7,657,774
Interest-bearing deposits:
Private accounts:
Savings and interest checking	4,211,336	924	0.02	3,608,273	1,321	0.04
Money market deposit accounts	7,342,967	7,852	0.11	6,596,764	10,091	0.15
Time accounts	966,420	2,053	0.21	970,984	2,468	0.25
Public funds	407,006	193	0.05	434,299	579	0.13
Total interest-bearing deposits	12,927,729	11,022	0.09	11,610,320	14,459	0.12
Total deposits	22,052,759			19,268,094
Federal funds purchased and repurchase agreements	560,841	134	0.02	538,656	121	0.02
Junior subordinated deferrable interest debentures	131,607	2,488	1.89	123,712	6,426	5.19
Subordinated notes payable and other notes	100,000	893	0.89	100,000	939	0.94
Federal Home Loan Bank advances	—	—	—	1	—	6.00
Total interest-bearing liabilities and average rate paid	13,720,177	14,537	0.11	12,372,689	21,945	0.18
Accrued interest payable and other liabilities	210,305			266,533
Total liabilities	23,055,512			20,296,996
Shareholders’ equity	2,712,226			2,455,041
Total liabilities and shareholders’ equity	$25,767,738			$22,752,037
Net interest income		$807,937			$710,850
Net interest spread			3.36%			3.34%
Net interest income to total average earning assets			3.41%			3.41%
For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale, while yields are based on average amortized cost.

Year Ended December 31,
2012			2011			2010			2009
Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost

$1,589,110	$4,300	0.27%	$2,499,047	$6,357	0.25%	$1,973,675	$4,901	0.25%	$829,178	$2,161	0.26%
25,364	104	0.41	14,509	61	0.42	20,646	74	0.36	59,236	207	0.35

6,496,224	132,432	2.10	4,026,797	127,072	3.27	3,286,489	121,402	3.84	2,813,801	125,084	4.58
2,448,191	150,807	6.68	2,185,707	146,338	6.97	1,927,388	129,027	7.04	1,449,141	99,546	7.15
8,944,415	283,239	3.31	6,212,504	273,410	4.57	5,213,877	250,429	5.02	4,262,942	224,630	5.45
8,456,818	407,284	4.82	8,042,968	403,479	5.02	8,125,150	414,795	5.11	8,652,563	437,075	5.05
19,015,707	694,927	3.73	16,769,028	683,307	4.13	15,333,348	670,199	4.44	13,803,919	664,073	4.86
573,023			593,224			549,256			585,825
(108,073)			(122,641)			(126,742)			(120,160)
321,137			317,771			320,030			297,958
1,025,091			1,011,585			1,110,680			1,134,418
$20,826,885			$18,568,967			$17,186,572			$15,701,960

$6,300,944			$5,093,948			$4,546,054			$3,793,195
332,136			324,954			310,599			360,238
388,847			320,080			167,127			105,051
7,021,927			5,738,982			5,023,780			4,258,484

3,018,116	1,618	0.05	2,541,677	2,115	0.08	2,277,982	3,066	0.13	2,024,867	3,015	0.15
5,834,822	12,085	0.21	5,407,207	14,331	0.27	5,066,747	17,792	0.35	4,152,225	24,709	0.60
1,025,022	3,783	0.37	1,127,731	5,015	0.44	1,251,088	8,184	0.65	1,609,678	26,759	1.66
392,213	613	0.16	407,018	718	0.18	428,022	931	0.22	374,373	1,532	0.41
10,270,173	18,099	0.18	9,483,633	22,179	0.23	9,023,839	29,973	0.33	8,161,143	56,015	0.69
17,292,100			15,222,615			14,047,619			12,419,627
603,934	140	0.02	596,159	312	0.05	472,492	437	0.09	610,945	1,052	0.17
123,712	6,806	5.50	123,712	6,783	5.48	130,051	6,982	5.37	136,084	7,231	5.31
100,000	1,705	1.71	187,123	11,965	6.39	250,000	16,318	6.53	250,000	16,318	6.53
16	1	6.00	35	2	6.00	2,600	170	6.54	190,077	5,741	3.02
11,097,835	26,751	0.24	10,390,662	41,241	0.40	9,878,982	53,880	0.55	9,348,249	86,357	0.92
334,378			267,227			256,111			264,094
18,454,140			16,396,871			15,158,873			13,870,827
2,372,745			2,172,096			2,027,699			1,831,133
$20,826,885			$18,568,967			$17,186,572			$15,701,960
	$668,176			$642,066			$616,319			$577,716
		3.49%			3.73%			3.89%			3.94%
		3.59%			3.88%			4.08%			4.23%

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
As of December 31, 2014, management assessed the effectiveness of the Corporation’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (“2013 framework”). Based on the assessment, management determined that the Corporation maintained effective internal control over financial reporting as of December 31, 2014, based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Corporation included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2014. The report, which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2014, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”
Attestation Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Cullen/Frost Bankers, Inc.
We have audited Cullen/Frost Bankers, Inc.’s (the “Corporation’s”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 framework”) (the “COSO criteria”). The Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.
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
In our opinion, Cullen/Frost Bankers, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014, of Cullen/Frost Bankers, Inc., and our report dated February 5, 2015 expressed an unqualified opinion thereon.

San Antonio, Texas
February 5, 2015

ITEM 9B. OTHER INFORMATION
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information regarding executive officers is included under the section captioned “Executive Officers of the Registrant” in Part I, Item 1, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Corporation’s fiscal year-end.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Corporation’s fiscal year-end.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Certain information regarding securities authorized for issuance under the Corporation’s equity compensation plans is included under the section captioned “Stock-Based Compensation Plans” in Part II, Item 5, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Corporation’s fiscal year-end.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Corporation’s fiscal year-end.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Corporation’s fiscal year-end.

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

3.	Exhibits. The exhibits to this Annual Report on Form 10-K listed below have been included only with the copy of this report filed with the Securities and Exchange Commission.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

3.1	Restated Articles of Incorporation of Cullen/Frost Bankers, Inc.		10-Q	001-13221	3.1	7/26/2006
3.2	Amended and Restated Bylaws of Cullen/Frost Bankers, Inc.		10-K	001-13221	3.2	2/1/2008
3.3	Certificate of Designations of 5.375% Non-Cumulative Perpetual Preferred Stock, Series A		8-A	001-13221	3.3	2/15/2013
4.1*	Instruments Defining the Rights of Holders of Long-Term Debt
10.1+	Restoration of Retirement Income Plan for Participants in the Retirement Plan for Employees of Cullen/Frost Bankers, Inc. and its Affiliates (as amended and restated)		10-K	001-13221	10.1	3/31/1999
10.2+	1991 Thrift Incentive Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. and its Affiliates		S-8	33-39478	4.4	3/18/1991
10.3+	Cullen/Frost Bankers, Inc. Supplemental Executive Retirement Plan		10-K	001-13221	10.13	3/30/1995
10.4+	Change-In-Control Agreements with 5 Executive Officers		10-K	001-13221	10.8	2/3/2009
10.5+	Change-In-Control Agreements with 5 Executive Officers		10-K	001-13221	10.9	2/3/2009
10.6+	Deferred Compensation Plan for Covered Employees		10-K	001-13221	10.11	3/28/2003
10.7+	Cullen/Frost Restoration Profit Sharing Plan		10-K	001-13221	10.12	2/4/2005
10.8+	2005 Omnibus Incentive Plan		DEF 14A	001-13221	Annex A	3/20/2013
10.9+	2007 Outside Director Incentive Plan		S-8	333-143397	4.4	5/31/2007
10.10+	Description of the Bonus Plan for the Chief Executive Officer		10-Q	001-13221	10.1	7/28/2010
10.11+	Description of the Executive Management Bonus Plan		10-Q	001-13221	10.2	7/28/2010
10.12	Letter Agreement Between Frost Bank and Southwest Energy Distributors, Inc.		8-K	001-13221	99.2	7/31/2014
21.1	Subsidiaries of Cullen/Frost Bankers, Inc.	X
23.1	Consent of Independent Registered Public Accounting Firm	X
24.1	Power of Attorney	X
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer	X
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer	X
32.1++	Section 1350 Certification of the Chief Executive Officer	X
32.2++	Section 1350 Certification of the Chief Financial Officer	X
101	Interactive Data File	X
_________________________

*	The Corporation agrees to furnish to the SEC, upon request, copies of any such instruments.

+	Management contract or compensatory plan or arrangement.

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

Date:	February 5, 2015	CULLEN/FROST BANKERS, INC.
(Registrant)

		By:	/s/ JERRY SALINAS
Jerry Salinas Group Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD W. EVANS, JR.*	Chairman of the Board, Director and Chief Executive Officer (Principal Executive Officer)	February 5, 2015
Richard W. Evans, Jr.

/s/ JERRY SALINAS	Group Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 5, 2015
Jerry Salinas

/s/ R. DENNY ALEXANDER*	Director	February 5, 2015
R. Denny Alexander

/s/ CARLOS ALVAREZ*	Director	February 5, 2015
Carlos Alvarez

/s/ ROYCE S. CALDWELL*	Director	February 5, 2015
Royce S. Caldwell

/s/ CRAWFORD H. EDWARDS*	Director	February 5, 2015
Crawford H. Edwards

/s/ RUBEN M. ESCOBEDO*	Director	February 5, 2015
Ruben M. Escobedo

/s/ PATRICK B. FROST*	Director and President of Frost Bank	February 5, 2015
Patrick B. Frost

/s/ DAVID J. HAEMISEGGER*	Director	February 5, 2015
David J. Haemisegger

/s/ KAREN E. JENNINGS*	Director	February 5, 2015
Karen E. Jennings

/s/ RICHARD M. KLEBERG, III*	Director	February 5, 2015
Richard M. Kleberg, III

/s/ CHARLES W. MATTHEWS*	Director	February 5, 2015
Charles W. Matthews

/s/ IDA CLEMENT STEEN*	Director	February 5, 2015
Ida Clement Steen

/s/ HORACE WILKINS, JR.*	Director	February 5, 2015
Horace Wilkins, Jr.

/s/ JACK WOOD*	Director	February 5, 2015
Jack Wood

*By: /s/ JERRY SALINAS	Group Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 5, 2015
Jerry Salinas As attorney-in-fact for the persons indicated