Form 10-Q
period 2015-03-31
CULLEN/FROST BANKERS, INC.
filed 2015-04-29
CIK 39263

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2015
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of April 22, 2015 there were 63,177,648 shares of the registrant’s Common Stock, $.01 par value, outstanding.

Cullen/Frost Bankers, Inc.
Quarterly Report on Form 10-Q
March 31, 2015

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Cullen/Frost Bankers, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	March 31, 2015	December 31, 2014
Assets:
Cash and due from banks	$639,575	$702,485
Interest-bearing deposits	3,175,572	3,630,846
Federal funds sold and resell agreements	29,617	30,792
Total cash and cash equivalents	3,844,764	4,364,123
Securities held to maturity, at amortized cost	2,817,511	2,926,486
Securities available for sale, at estimated fair value	8,672,497	8,461,254
Trading account securities	15,662	15,426
Loans, net of unearned discounts	11,214,813	10,987,535
Less: Allowance for loan losses	(105,708)	(99,542)
Net loans	11,109,105	10,887,993
Premises and equipment, net	487,490	442,170
Goodwill	654,668	654,668
Other intangible assets, net	11,231	12,125
Cash surrender value of life insurance policies	172,936	172,050
Accrued interest receivable and other assets	373,118	341,480
Total assets	$28,158,982	$28,277,775

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$10,031,950	$10,149,061
Interest-bearing deposits	14,117,672	13,986,869
Total deposits	24,149,622	24,135,930
Federal funds purchased and repurchase agreements	604,207	803,119
Junior subordinated deferrable interest debentures	137,115	137,115
Other long-term borrowings	100,000	100,000
Accrued interest payable and other liabilities	257,107	250,208
Total liabilities	25,248,051	25,426,372

Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; 6,000,000 Series A shares ($25 liquidation preference) issued at March 31, 2015 and December 31, 2014	144,486	144,486
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 63,632,464 shares issued at March 31, 2015 and December 31, 2014	637	637
Additional paid-in capital	889,112	886,476
Retained earnings	1,747,958	1,710,324
Accumulated other comprehensive income, net of tax	160,119	141,814
Treasury stock, at cost; 468,691 shares at March 31, 2015 and 483,041 shares at December 31, 2014	(31,381)	(32,334)
Total shareholders’ equity	2,910,931	2,851,403
Total liabilities and shareholders’ equity	$28,158,982	$28,277,775
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Interest income:
Loans, including fees	$105,666	$104,315
Securities:
Taxable	30,172	21,403
Tax-exempt	46,546	35,564
Interest-bearing deposits	1,970	2,404
Federal funds sold and resell agreements	20	20
Total interest income	184,374	163,706
Interest expense:
Deposits	2,756	2,561
Federal funds purchased and repurchase agreements	36	27
Junior subordinated deferrable interest debentures	655	561
Other long-term borrowings	224	222
Total interest expense	3,671	3,371
Net interest income	180,703	160,335
Provision for loan losses	8,162	6,600
Net interest income after provision for loan losses	172,541	153,735
Non-interest income:
Trust and investment management fees	27,161	25,411
Service charges on deposit accounts	19,777	19,974
Insurance commissions and fees	14,635	13,126
Interchange and debit card transaction fees	4,643	4,243
Other charges, commissions and fees	8,441	8,207
Net gain (loss) on securities transactions	228	—
Other	8,330	6,529
Total non-interest income	83,215	77,490
Non-interest expense:
Salaries and wages	76,072	70,217
Employee benefits	20,227	17,388
Net occupancy	15,081	12,953
Furniture and equipment	15,534	14,953
Deposit insurance	3,613	3,117
Intangible amortization	894	689
Other	40,090	38,624
Total non-interest expense	171,511	157,941
Income before income taxes	84,245	73,284
Income taxes	12,082	12,096
Net income	72,163	61,188
Preferred stock dividends	2,016	2,016
Net income available to common shareholders	$70,147	$59,172

Earnings per common share:
Basic	$1.11	$0.97
Diluted	1.10	0.96
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Three Months Ended March 31,
	2015	2014
Net income	$72,163	$61,188
Other comprehensive income (loss), before tax:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	34,527	21,431
Change in net unrealized gain on securities transferred to held to maturity	(7,887)	(9,198)
Reclassification adjustment for net (gains) losses included in net income	(228)	—
Total securities available for sale and transferred securities	26,412	12,233
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	1,749	672
Derivatives:
Reclassification adjustment for gains on interest rate swaps on variable-rate loans included in net income	—	(9,345)
Other comprehensive income (loss), before tax	28,161	3,560
Deferred tax expense (benefit) related to other comprehensive income	9,856	1,246
Other comprehensive income (loss), net of tax	18,305	2,314
Comprehensive income	$90,468	$63,502
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Total shareholders’ equity at beginning of period	$2,851,403	$2,514,161
Net income	72,163	61,188
Other comprehensive income (loss)	18,305	2,314
Stock option exercises (14,350 shares in 2015 and 329,825 shares in 2014)	728	17,279
Stock compensation expense recognized in earnings	2,562	2,136
Tax benefits related to stock compensation	74	1,344
Cash dividends – preferred stock (approximately $0.34 per share in both 2015 and in 2014)	(2,016)	(2,016)
Cash dividends – common stock ($0.51 per share in 2015 and $0.50 per share in 2014)	(32,288)	(30,487)
Total shareholders’ equity at end of period	$2,910,931	$2,565,919
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Three Months Ended March 31,
	2015	2014
Operating Activities:
Net income	$72,163	$61,188
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	8,162	6,600
Deferred tax expense (benefit)	(3,748)	(1,933)
Accretion of loan discounts	(3,571)	(3,503)
Securities premium amortization (discount accretion), net	17,308	13,810
Net (gain) loss on securities transactions	(228)	—
Depreciation and amortization	9,989	9,702
Net (gain) loss on sale/write-down of assets/foreclosed assets	(779)	147
Stock-based compensation	2,562	2,136
Net tax benefit (deficiency) from stock-based compensation	(1)	9
Excess tax benefits from stock-based compensation	(75)	(1,335)
Earnings on life insurance policies	(886)	(682)
Net change in:
Trading account securities	(236)	909
Accrued interest receivable and other assets	(36,459)	14,633
Accrued interest payable and other liabilities	(9,423)	(29,098)
Net cash from operating activities	54,778	72,583

Investing Activities:
Securities held to maturity:
Purchases	—	—
Maturities, calls and principal repayments	95,453	42,113
Securities available for sale:
Purchases	(772,500)	(617,914)
Sales	223,987	—
Maturities, calls and principal repayments	372,316	1,163,981
Net change in loans	(225,770)	(237,216)
Net cash (paid) received in acquisitions	—	—
Proceeds from sales of premises and equipment	—	15
Purchases of premises and equipment	(51,803)	(13,215)
Proceeds from sales of repossessed properties	2,901	1,719
Net cash from investing activities	(355,416)	339,483

Financing Activities:
Net change in deposits	13,692	376,847
Net change in short-term borrowings	(198,912)	(153,018)
Proceeds from stock option exercises	728	17,279
Excess tax benefits from stock-based compensation	75	1,335
Cash dividends paid on preferred stock	(2,016)	(2,016)
Cash dividends paid on common stock	(32,288)	(30,487)
Net cash from financing activities	(218,721)	209,940

Net change in cash and cash equivalents	(519,359)	622,006
Cash and equivalents at beginning of period	4,364,123	4,556,125
Cash and equivalents at end of period	$3,844,764	$5,178,131

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(Table amounts in thousands, except for share and per share amounts)
Note 1 - Significant Accounting Policies
Nature of Operations. Cullen/Frost Bankers, Inc. (“Cullen/Frost”) is a financial holding company and a bank holding company headquartered in San Antonio, Texas that provides, through our subsidiaries, a broad array of products and services throughout numerous Texas markets. In addition to general commercial and consumer banking, other products and services offered include trust and investment management, investment banking, insurance, brokerage, leasing, treasury management and item processing.
Basis of Presentation. The consolidated financial statements in this Quarterly Report on Form 10-Q include the accounts of Cullen/Frost and all other entities in which Cullen/Frost has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and financial reporting policies we follow conform, in all material respects, to accounting principles generally accepted in the United States and to general practices within the financial services industry.
The consolidated financial statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of our financial position and results of operations. All such adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2014, included in our Annual Report on Form 10-K filed with the SEC on February 5, 2015 (the “2014 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.
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
Cash Flow Reporting. Additional cash flow information was as follows:

	Three Months Ended March 31,
	2015	2014
Cash paid for interest	$3,639	$3,495
Cash paid for income taxes	—	—
Significant non-cash transactions:
Securities purchased not yet settled	12,192	119,155
Loans foreclosed and transferred to other real estate owned and foreclosed assets	67	1,994
Loans to facilitate the sale of other real estate owned	—	102
Reclassifications and Restatements. Certain items in prior financial statements have been reclassified to conform to the current presentation. Additionally, certain items in prior financial statements have been restated to reflect adjustments to initially reported provisional amounts recognized in business combinations so that the prior financial statements are reported as if the adjusted amounts had been known as of the measurement date of the business combination. In that regard, during 2015, we made acquisition valuation adjustments impacting certain assets acquired in connection with the acquisition of WNB Bancshares, Inc. (See Note 2 - Mergers and Acquisitions). As a result of these adjustments, our consolidated balance sheet as of December 31, 2014 reflects a $718 thousand increase in goodwill and a $718 thousand decrease in premises and equipment when compared to previously reported amounts.

Note 2 - Mergers and Acquisitions
On May 30, 2014, we acquired WNB Bancshares, Inc. ("WNB"), including its subsidiary Western National Bank ("Western"), a privately-held bank holding company and bank located in the Permian Basin region of Texas. We purchased all of the outstanding shares of WNB for approximately $198.8 million. The total purchase price included $149.7 million of our common stock (2 million shares) and $49.1 million in cash. Western was integrated into Frost Bank as of the close of business on June 20, 2014.
The acquisition of WNB was accounted for using the acquisition method with all cash consideration funded through internal sources. The operating results of WNB are included with our results of operations since the date of acquisition. The total purchase price paid for the acquisition of WNB was allocated based on the estimated fair values of the assets acquired and liabilities assumed as set forth below. The purchase price allocation is preliminary and is subject to final determination and valuation of the fair value of assets acquired and liabilities assumed.

Cash and cash equivalents	$879,740
Securities available for sale	154,227
Loans	670,619
Premises and equipment	22,135
Core deposit intangible asset	9,300
Goodwill	118,019
Other assets	33,644
Deposits	(1,624,043)
Other borrowings	(63,592)
Other liabilities	(1,251)
$198,798
The loans acquired in this transaction were recorded at fair value with no carryover of any existing allowance for loan losses. Loans that were not deemed to be credit impaired at acquisition were subsequently considered as a part of our determination of the adequacy of the allowance for loan losses. Purchased credit-impaired loans, meaning those loans with evidence of credit quality deterioration at acquisition, were not significant. The core deposit intangible asset acquired in this transaction will be amortized using an accelerated method over a period of 10 years. Pro forma condensed consolidated results of operations assuming WNB had been acquired at the beginning of the reported periods are not presented because the effect of this acquisition was not considered significant based on the SEC significance tests.
Expenditures related to the acquisition of WNB totaled $1.1 million during the three months ended March 31, 2014 and are reported as a component of other non-interest expense in the accompanying consolidated income statements.
As part of the approval process in connection with the acquisition of WNB, we agreed with the Federal Reserve that before bringing it any further expansionary proposals, we would enhance certain compliance programs, including those related to fair lending. We are currently working on these enhancements.

Note 3 - Securities
A summary of the amortized cost and estimated fair value of securities, excluding trading securities, is presented below.

	March 31, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity
U.S. Treasury	$249,115	$14,030	$—	$263,145	$249,009	$14,604	$—	$263,613
Residential mortgage-backed securities	7,499	113	—	7,612	8,012	92	—	8,104
States and political subdivisions	2,559,547	43,007	7,957	2,594,597	2,668,115	34,243	9,035	2,693,323
Other	1,350	—	—	1,350	1,350	—	—	1,350
Total	$2,817,511	$57,150	$7,957	$2,866,704	$2,926,486	$48,939	$9,035	$2,966,390
Available for Sale
U.S. Treasury	$3,711,872	$64,203	$1,998	$3,774,077	$3,783,899	$30,594	$3,241	$3,811,252
Residential mortgage-backed securities	1,256,377	67,713	377	1,323,713	1,331,114	68,027	417	1,398,724
States and political subdivisions	3,428,238	107,136	3,071	3,532,303	3,104,563	104,500	156	3,208,907
Other	42,404	—	—	42,404	42,371	—	—	42,371
Total	$8,438,891	$239,052	$5,446	$8,672,497	$8,261,947	$203,121	$3,814	$8,461,254
All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. At March 31, 2015, approximately 97.5% of the securities in our municipal bond portfolio were issued by political subdivisions or agencies within the State of Texas, of which approximately 64.1% are either guaranteed by the Texas Permanent School Fund, which has a “triple A” insurer financial strength rating, or secured by U.S. Treasury securities via defeasance of the debt by the issuers. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the above table. The carrying value of securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $3.1 billion at March 31, 2015 and $3.0 billion and December 31, 2014.
During the fourth quarter of 2012, we reclassified certain securities from available for sale to held to maturity. The securities had an aggregate fair value of $2.3 billion with an aggregate net unrealized gain of $165.7 million ($107.7 million, net of tax) on the date of the transfer. The net unamortized, unrealized gain on the transferred securities included in accumulated other comprehensive income in the accompanying balance sheet as of March 31, 2015 totaled $86.0 million ($55.9 million, net of tax). This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities.
As of March 31, 2015, securities with unrealized losses, segregated by length of impairment, were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Held to Maturity
States and political subdivisions	$227,355	$1,163	$296,614	$6,794	$523,969	$7,957
Total	$227,355	$1,163	$296,614	$6,794	$523,969	$7,957
Available for Sale
U.S. Treasury	$526,222	$1,998	$—	$—	$526,222	$1,998
Residential mortgage-backed securities	8,360	95	12,398	282	20,758	377
States and political subdivisions	286,513	3,071	—	—	286,513	3,071
Total	$821,095	$5,164	$12,398	$282	$833,493	$5,446

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost.
Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time we will receive full value for the securities. Furthermore, as of March 31, 2015, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2015, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in our consolidated income statement.
The amortized cost and estimated fair value of securities, excluding trading securities, at March 31, 2015 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities and equity securities are shown separately since they are not due at a single maturity date.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$186,337	$191,861	$14,228	$14,542
Due after one year through five years	491,938	523,304	3,110,546	3,146,176
Due after five years through ten years	220,730	222,875	1,718,927	1,778,335
Due after ten years	1,911,007	1,921,052	2,296,409	2,367,327
Residential mortgage-backed securities	7,499	7,612	1,256,377	1,323,713
Equity securities	—	—	42,404	42,404
Total	$2,817,511	$2,866,704	$8,438,891	$8,672,497
Sales of securities available for sale were as follows:

	Three Months Ended March 31,
	2015	2014
Proceeds from sales	$223,987	$—
Gross realized gains	228	—
Gross realized losses	—	—
Tax (expense) benefit of securities gains/losses	(80)	—
Premium amortization and discount accretion included in interest income on securities was as follows:

	Three Months Ended March 31,
	2015	2014
Premium amortization	$(20,006)	$(15,396)
Discount accretion	2,698	1,586
Net (premium amortization) discount accretion	$(17,308)	$(13,810)

Trading account securities, at estimated fair value, were as follows:

	March 31, 2015	December 31, 2014
U.S. Treasury	$12,833	$15,339
States and political subdivisions	2,829	87
Total	$15,662	$15,426
Net gains and losses on trading account securities were as follows:

	Three Months Ended March 31,
	2015	2014
Net gain on sales transactions	$280	$240
Net mark-to-market gains (losses)	(14)	(3)
Net gain (loss) on trading account securities	$266	$237
Note 4 - Loans
Loans were as follows:

	March 31, 2015	Percentage of Total	December 31, 2014	Percentage of Total
Commercial and industrial:
Commercial	$5,582,282	49.8%	$5,429,206	49.4%
Leases	326,253	2.9	338,537	3.1
Total commercial and industrial	5,908,535	52.7	5,767,743	52.5
Commercial real estate:
Commercial mortgages	3,095,830	27.6	3,080,202	28.0
Construction	685,629	6.1	629,988	5.7
Land	292,966	2.6	291,907	2.7
Total commercial real estate	4,074,425	36.3	4,002,097	36.4
Consumer real estate:
Home equity loans	338,732	3.0	342,725	3.1
Home equity lines of credit	222,967	2.0	220,128	2.0
Other	290,704	2.6	286,198	2.6
Total consumer real estate	852,403	7.6	849,051	7.7
Total real estate	4,926,828	43.9	4,851,148	44.1
Consumer and other:
Consumer installment	395,879	3.5	385,479	3.5
Other	7,239	0.1	8,122	0.1
Total consumer and other	403,118	3.6	393,601	3.6
Unearned discounts	(23,668)	(0.2)	(24,957)	(0.2)
Total loans	$11,214,813	100.0%	$10,987,535	100.0%
Loan Origination/Risk Management. We have certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.
Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. Underwriting standards are designed to promote relationship banking rather than transactional banking. Once it is determined that the borrower’s management possesses sound ethics and solid business acumen, our management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.
Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing our commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce our exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, we avoid financing single-purpose projects unless other underwriting factors are present to help mitigate risk. We also utilize third-party experts to provide insight and guidance about economic conditions and trends affecting market areas we serve. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At March 31, 2015, approximately 54.0% of the outstanding principal balance of our commercial real estate loans were secured by owner-occupied properties.
With respect to loans to developers and builders that are secured by non-owner occupied properties that we may originate from time to time, we generally require the borrower to have had an existing relationship with us and have a proven record of success. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the completed project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from us until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.
We originate consumer loans utilizing a computer-based credit scoring analysis to supplement the underwriting process. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed, jointly by line and staff personnel. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Additionally, trend and outlook reports are reviewed by management on a regular basis. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include, but are not limited to, a maximum loan-to-value percentage of 80%, collection remedies, the number of such loans a borrower can have at one time and documentation requirements.
We maintain an independent loan review department that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as our policies and procedures.
Concentrations of Credit. Most of our lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio, as well as other markets. The majority of our loan portfolio consists of commercial and industrial and commercial real estate loans. As of March 31, 2015, there were no concentrations of loans related to any single industry in excess of 10% of total loans other than energy loans, which totaled 16.2% of total loans.
Foreign Loans. We have U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at March 31, 2015 or December 31, 2014.
Non-Accrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. In determining whether or not a borrower may be unable to meet payment obligations for each class of loans, we consider the borrower’s debt service capacity through the analysis of current financial information, if available, and/or current information with regards to our collateral position. Regulatory provisions would typically require the placement of a loan on non-accrual status if (i) principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection or (ii) full payment of principal and interest is not expected. Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income on non-accrual loans is recognized only to the extent that cash payments are received in excess of principal due. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period (at least six months) of repayment performance by the borrower.
Non-accrual loans, segregated by class of loans, were as follows:

	March 31, 2015	December 31, 2014
Commercial and industrial:
Energy	$636	$636
Other commercial	32,965	34,108
Commercial real estate:
Buildings, land and other	17,145	19,639
Construction	2,740	2,792
Consumer real estate	2,347	2,212
Consumer and other	481	538
Total	$56,314	$59,925
As of March 31, 2015, non-accrual loans reported in the table above included $613 thousand related to loans that were restructured as “troubled debt restructurings” during 2015. See the section captioned “Troubled Debt Restructurings” elsewhere in this note. Had non-accrual loans performed in accordance with their original contract terms, we would have recognized additional interest income, net of tax, of approximately $397 thousand for the three months ended March 31, 2015, compared to $358 thousand for three months ended March 31, 2014.
An age analysis of past due loans (including both accruing and non-accruing loans), segregated by class of loans, as of March 31, 2015 was as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and industrial:
Energy	$1,000	$4,538	$5,538	$1,813,511	$1,819,049	$3,902
Other commercial	23,685	25,431	49,116	4,040,370	4,089,486	6,078
Commercial real estate:
Buildings, land and other	13,405	7,005	20,410	3,368,386	3,388,796	1,278
Construction	1,371	50	1,421	684,208	685,629	50
Consumer real estate	5,670	1,961	7,631	844,772	852,403	1,662
Consumer and other	4,096	721	4,817	398,301	403,118	669
Unearned discounts	—	—	—	(23,668)	(23,668)	—
Total	$49,227	$39,706	$88,933	$11,125,880	$11,214,813	$13,639
Impaired Loans. Loans are considered impaired when, based on current information and events, it is probable we will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectibility of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.
Regulatory guidelines require us to reevaluate the fair value of collateral supporting impaired collateral dependent loans on at least an annual basis. While our policy is to comply with the regulatory guidelines, our general practice is to reevaluate the fair value of collateral supporting impaired collateral dependent loans on a quarterly basis. Thus, appraisals are never considered to be outdated, and we do not need to make any adjustments to the appraised values. The fair value of collateral supporting impaired collateral dependent loans is evaluated by our internal appraisal services using a methodology that is consistent with the Uniform Standards of Professional Appraisal Practice. The fair value of collateral supporting impaired collateral dependent construction loans is based on an “as is” valuation.

Impaired loans are set forth in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
March 31, 2015
Commercial and industrial:
Energy	$705	$636	$—	$636	$—
Other commercial	42,262	28,275	2,720	30,995	1,404
Commercial real estate:
Buildings, land and other	20,257	14,723	197	14,920	71
Construction	3,004	2,740	—	2,740	—
Consumer real estate	789	568	—	568	—
Consumer and other	—	—	—	—	—
Total	$67,017	$46,942	$2,917	$49,859	$1,475
December 31, 2014
Commercial and industrial:
Energy	$706	$636	$—	$636	$—
Other commercial	42,212	29,007	2,853	31,860	1,613
Commercial real estate:
Buildings, land and other	22,919	17,441	265	17,706	67
Construction	3,007	2,793	—	2,793	—
Consumer real estate	812	596	—	596	—
Consumer and other	—	—	—	—	—
Total	$69,656	$50,473	$3,118	$53,591	$1,680
The average recorded investment in impaired loans was as follows:

	Three Months Ended March 31,
	2015	2014
Commercial and industrial:
Energy	$636	$529
Other commercial	31,428	20,866
Commercial real estate:
Buildings, land and other	16,313	22,798
Construction	2,767	156
Consumer real estate	582	732
Consumer and other	—	271
Total	$51,726	$45,352
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
Troubled debt restructurings during the three months ended March 31, 2015 and March 31, 2014 are set forth in the following table.

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Balance at Restructure	Balance at Period-End	Balance at Restructure	Balance at Period-End
Commercial and industrial:
Energy	$—	$—	$—	$—
Other commercial	709	613	819	793
	$709	$613	$819	$793

The modifications during the reported periods primarily related to extending amortization periods, converting the loans to interest only for a limited period of time, consolidating notes and/or reducing collateral or interest rates. The modifications did not significantly impact our determination of the allowance for loan losses. As of March 31, 2015, there were no loans restructured during the last year that were in excess of 90 days past due. During the three months ended March 31, 2015, we charged-off $88 thousand in connection with the restructuring of a commercial and industrial loan. Approximately $314 thousand of commercial and industrial loans restructured during the three months ended March 31, 2015 was related to a loan relationship previously restructured during 2014. During the three months ended March 31, 2014, we foreclosed upon certain commercial real estate loans that were restructured during 2013. We recognized $500 thousand of other real estate owned and no charge-offs in connection with these foreclosures. The aforementioned charge-offs and foreclosures did not significantly impact our determination of the allowance for loan losses.
Credit Quality Indicators. As part of the on-going monitoring of the credit quality of our loan portfolio, management tracks certain credit quality indicators including trends related to (i) the weighted-average risk grade of commercial loans, (ii) the level of classified commercial loans, (iii) the delinquency status of consumer loans (see details above), (iv) net charge-offs, (v) non-performing loans (see details above) and (vi) the general economic conditions in the State of Texas.
We utilize a risk grading matrix to assign a risk grade to each of our commercial loans. Loans are graded on a scale of 1 to 14. A description of the general characteristics of the 14 risk grades is as follows:

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

In monitoring credit quality trends in the context of assessing the appropriate level of the allowance for loan losses, we monitor portfolio credit quality by the weighted-average risk grade of each class of commercial loan. Individual relationship managers review updated financial information for all pass grade loans to recalculate the risk grade on at least an annual basis. When a loan has a calculated risk grade of 9, it is still considered a pass grade loan; however, it is considered to be on management’s “watch list,” where a significant risk-modifying action is anticipated in the near term. When a loan has a calculated risk grade of 10 or higher, a special assets officer monitors the loan on an on-going basis. The following table presents weighted average risk grades for all commercial loans by class.

	March 31, 2015		December 31, 2014
	Weighted Average Risk Grade	Loans	Weighted Average Risk Grade	Loans
Commercial and industrial:
Energy
Risk grades 1-8	5.88	$1,734,701	5.37	$1,740,455
Risk grade 9	9.00	24,922	9.00	27,313
Risk grade 10	10.00	36,632	10.00	161
Risk grade 11	11.00	22,158	11.00	5,380
Risk grade 12	12.00	636	12.00	636
Risk grade 13	13.00	—	13.00	—
Total energy	6.07	$1,819,049	5.45	$1,773,945
Other commercial
Risk grades 1-8	5.97	$3,848,801	5.93	$3,785,171
Risk grade 9	9.00	73,842	9.00	65,166
Risk grade 10	10.00	87,050	10.00	54,519
Risk grade 11	11.00	46,828	11.00	55,034
Risk grade 12	12.00	30,980	12.00	31,683
Risk grade 13	13.00	1,985	13.00	2,225
Total other commercial	6.22	$4,089,486	6.16	$3,993,798
Commercial real estate:
Buildings, land and other
Risk grades 1-8	6.57	$3,135,623	6.53	$3,148,339
Risk grade 9	9.00	104,344	9.00	72,906
Risk grade 10	10.00	90,872	10.00	87,889
Risk grade 11	11.00	40,812	11.00	43,336
Risk grade 12	12.00	17,074	12.00	19,501
Risk grade 13	13.00	71	13.00	138
Total commercial real estate	6.82	$3,388,796	6.76	$3,372,109
Construction
Risk grades 1-8	6.98	$639,505	6.91	$617,805
Risk grade 9	9.00	41,422	9.00	8,003
Risk grade 10	10.00	1,900	10.00	1,323
Risk grade 11	11.00	62	11.00	64
Risk grade 12	12.00	2,740	12.00	2,793
Risk grade 13	13.00	—	13.00	—
Total construction	7.13	$685,629	6.97	$629,988
We have established maximum loan to value standards to be applied during the origination process of commercial and consumer real estate loans. We do not subsequently monitor loan-to-value ratios (either individually or on a weighted-average basis) for loans that are subsequently considered to be of a pass grade (grades 9 or better) and/or current with respect to principal and interest payments. As stated above, when an individual commercial real estate loan has a calculated risk grade of 10 or higher, a special assets officer analyzes the loan to determine whether the loan is impaired. At that time, we reassess the loan to value position in the loan. If the loan is determined to be collateral dependent, specific allocations of the allowance for loan losses are made for the amount of any collateral deficiency. If a collateral deficiency is ultimately deemed to be uncollectible, the amount is charged-off. These loans and related assessments of collateral position are monitored on an individual, case-by-case basis. We do not monitor loan-to-value ratios on a weighted-average basis for commercial real estate loans having a calculated risk grade of 10 or higher. Nonetheless, there were three commercial real estate loans having a calculated risk grade of 10 or higher in excess of $5 million as of March 31, 2015, which totaled $33.2 million and had a weighted-average loan-to-value ratio of approximately 64.2%. When an individual consumer real estate loan becomes past due by more than 10 days, the assigned relationship manager will begin collection efforts. We only reassess the loan to value position in a consumer real estate loan if, during the course of the collections process, it is determined that the loan has become collateral dependent, and any collateral deficiency is recognized as a charge-off to the allowance for loan losses. Accordingly, we do not monitor loan-to-value ratios on a weighted-average basis for collateral dependent consumer real estate loans.
Generally, a commercial loan, or a portion thereof, is charged-off immediately when it is determined, through the analysis of any available current financial information with regards to the borrower, that the borrower is incapable of servicing unsecured debt, there is little or no prospect for near term improvement and no realistic strengthening action of significance is pending or, in the case of secured debt, when it is determined, through analysis of current information with regards to our collateral position, that amounts due from the borrower are in excess of the calculated current fair value of the collateral. Notwithstanding the foregoing, generally, commercial loans that become past due 180 cumulative days are charged-off. Generally, a consumer loan, or a portion thereof, is charged-off in accordance with regulatory guidelines which provide that such loans be charged-off when we become aware of the loss, such as from a triggering event that may include new information about a borrower’s intent/ability to repay the loan, bankruptcy, fraud or death, among other things, but in any event the charge-off must be taken within specified delinquency time frames. Such delinquency time frames state that closed-end retail loans (loans with pre-defined maturity dates, such as real estate mortgages, home equity loans and consumer installment loans) that become past due 120 cumulative days and open-end retail loans (loans that roll-over at the end of each term, such as home equity lines of credit) that become past due 180 cumulative days should be classified as a loss and charged-off.
Net (charge-offs)/recoveries, segregated by class of loans, were as follows:

	Three Months Ended March 31,
	2015	2014
Commercial and industrial:
Energy	$2	$(13)
Other commercial	(852)	(1,683)
Commercial real estate:
Buildings, land and other	(307)	(1,618)
Construction	1	40
Consumer real estate	(28)	23
Consumer and other	(812)	(631)
Total	$(1,996)	$(3,882)
In assessing the general economic conditions in the State of Texas, management monitors and tracks the Texas Leading Index (“TLI”), which is produced by the Federal Reserve Bank of Dallas. The TLI is a single summary statistic that is designed to signal the likelihood of the Texas economy’s transition from expansion to recession and vice versa. Management believes this index provides a reliable indication of the direction of overall credit quality. The TLI is a composite of the following eight leading indicators: (i) Texas Value of the Dollar, (ii) U.S. Leading Index, (iii) real oil prices (iv) well permits, (v) initial claims for unemployment insurance, (vi) Texas Stock Index, (vii) Help-Wanted Index and (viii) average weekly hours worked in manufacturing. The TLI totaled 126.9 at February 28, 2015 (most recent date available) and 129.4 at December 31, 2014. A higher TLI value implies more favorable economic conditions.
Allowance for Loan Losses. The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. Our allowance for loan loss methodology follows the accounting guidance set forth in U.S. generally accepted accounting principles and the Interagency Policy Statement on the Allowance for Loan and Lease Losses, which was jointly issued by U.S. bank regulatory agencies. In that regard, our allowance for loan losses includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. Our process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The provision for loan losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance for loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.
The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss and recovery experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate determination of the appropriate level of the allowance is dependent upon a variety of factors beyond our control, including, among other things, the performance of our loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications. We monitor whether or not the allowance for loan loss allocation model, as a whole, calculates an appropriate level of allowance for loan losses that moves in direct correlation to the general macroeconomic and loan portfolio conditions we experience over time.
Our allowance for loan losses consists of three elements: (i) specific valuation allowances determined in accordance with ASC Topic 310 based on probable losses on specific loans; (ii) historical valuation allowances determined in accordance with ASC Topic 450 based on historical loan loss experience for similar loans with similar characteristics and trends, adjusted, as necessary, to reflect the impact of current conditions; and (iii) general valuation allowances determined in accordance with ASC Topic 450 based on general economic conditions and other risk factors both internal and external to us.
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
Historical valuation allowances are calculated based on the historical gross loss experience of specific types of loans and the internal risk grade of such loans at the time they were charged-off. We calculate historical gross loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool. The historical gross loss ratios are periodically (no less than annually) updated based on actual charge-off experience. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical gross loss ratio and the total dollar amount of the loans in the pool. Our pools of similar loans include similarly risk-graded groups of commercial and industrial loans, commercial real estate loans, consumer real estate loans and consumer and other loans.
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
The environmental adjustment factor is based upon a more qualitative analysis of risk and is calculated through a survey of senior officers who are involved in credit making decisions at a corporate-wide and/or regional level. On a quarterly basis, survey participants rate the degree of various risks utilizing a numeric scale that translates to varying grades of high, moderate or low levels of risk. The results are then input into a risk-weighting matrix to determine an appropriate environmental risk adjustment factor. The various risks that may be considered in the determination of the environmental adjustment factor include, among other things, (i) the experience, ability and effectiveness of the bank’s lending management and staff; (ii) the effectiveness of our loan policies, procedures and internal controls; (iii) changes in asset quality; (iv) the impact of legislative and governmental influences affecting industry sectors; (v) the effectiveness of the internal loan review function; (vi) the impact of competition on loan structuring and pricing; and (vii) the impact of rising interest rates on portfolio risk. In periods where the surveyed risks are perceived to be higher, the risk-weighting matrix will generally result in a higher environmental adjustment factor, which, in turn will result in higher levels of general valuation allowance allocations. The opposite holds true in periods where the surveyed risks are perceived to be lower.
General valuation allowances also include amounts allocated for loans to borrowers in distressed industries. To determine the amount of the allocation for each loan portfolio segment, management calculates the weighted-average risk grade for all loans to borrowers in distressed industries by loan portfolio segment. A multiple is then applied to the amount by which the weighted-average risk grade for loans to borrowers in distressed industries exceeds the weighted-average risk grade for all pass-grade loans within the loan portfolio segment to derive an allocation factor for loans to borrowers in distressed industries. The amount of the allocation for each loan portfolio segment is the product of this allocation factor and the outstanding balance of pass-grade loans within the identified distressed industries that have a risk grade of 6 or higher. Management identifies potential distressed industries by analyzing industry trends related to delinquencies, classifications and charge-offs. At March 31, 2015 and December 31, 2014, certain segments of contractors were considered to be a distressed industry based on elevated levels of delinquencies, classifications and charge-offs relative to other industries within our loan portfolio. Furthermore, we determined, through a review of borrower financial information that, as a whole, contractors have experienced, among other things, decreased revenues, reduced backlog of work, compressed margins and little, if any, net income.
General valuation allowances also include allocations for groups of loans with similar risk characteristics that exceed certain concentration limits established by management and/or our board of directors. Concentration risk limits have been established, among other things, for certain industry concentrations, large balance and highly leveraged credit relationships that exceed specified risk grades, and loans originated with policy, credit and/or collateral exceptions that exceed specified risk grades. Additionally, general valuation allowances are provided for loans that did not undergo a separate, independent concurrence review during the underwriting process (generally those loans under $1.0 million at origination). Our allowance methodology for general valuation allowances also includes a reduction factor for recoveries of prior charge-offs to compensate for the fact that historical loss allocations are based upon gross charge-offs rather than net. The adjustment for recoveries is based on the lower of annualized, year-to-date gross recoveries or the total gross recoveries for the preceding four quarters, adjusted, when necessary, for expected future trends in recoveries. General valuation allowances are also allocated for general macroeconomic risk related to current economic trends and other quantitative and qualitative factors that could impact our loan portfolio segments.
The following table presents details of the allowance for loan losses, segregated by loan portfolio segment.

	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Unallocated	Total
March 31, 2015
Historical valuation allowances	$35,339	$14,620	$2,046	$11,900	$—	$63,905
Specific valuation allowances	1,404	71	—	—	—	1,475
General valuation allowances:
Environmental risk adjustment	7,263	3,546	478	3,060	—	14,347
Distressed industries	2,762	234	—	—	—	2,996
Excessive industry concentrations	5,903	530	—	—	—	6,433
Large relationship concentrations	2,690	1,855	—	—	—	4,545
Highly-leveraged credit relationships	5,395	1,707	—	—	—	7,102
Policy exceptions	2,116	886	—	—	—	3,002
Credit and collateral exceptions	2,168	908	—	—	—	3,076
Loans not reviewed by concurrence	2,043	2,261	2,364	1,178	—	7,846
Adjustment for recoveries	(5,199)	(698)	(211)	(7,576)	—	(13,684)
General macroeconomic risk	2,829	1,185	230	421	—	4,665
Total	$64,713	$27,105	$4,907	$8,983	$—	$105,708
December 31, 2014
Historical valuation allowances	$32,421	$14,684	$2,017	$10,482	$—	$59,604
Specific valuation allowances	1,613	67	—	—	—	1,680
General valuation allowances:
Environmental risk adjustment	6,773	3,547	474	2,683	—	13,477
Distressed industries	3,090	3	—	—	—	3,093
Excessive industry concentrations	2,114	378	—	—	—	2,492
Large relationship concentrations	2,248	1,559	—	—	—	3,807
Highly-leveraged credit relationships	3,958	1,347	—	—	—	5,305
Policy exceptions	1,907	875	—	—	—	2,782
Credit and collateral exceptions	1,483	681	—	—	—	2,164
Loans not reviewed by concurrence	2,110	2,284	2,336	1,176	—	7,906
Adjustment for recoveries	(6,234)	(1,800)	(364)	(7,439)	—	(15,837)
General macroeconomic risk	7,709	3,538	715	1,107	—	13,069
Total	$59,192	$27,163	$5,178	$8,009	$—	$99,542

We monitor whether or not the allowance for loan loss allocation model, as a whole, calculates an appropriate level of allowance for loan losses that moves in direct correlation to the general macroeconomic and loan portfolio conditions we experience over time. In assessing the general macroeconomic trends/conditions, we analyze trends in the components of the TLI, as well as any available information related to regional, national and international economic conditions and events and the impact such conditions and events may have on us and our customers. With regard to assessing loan portfolio conditions, we analyze trends in weighted-average portfolio risk-grades, classified and non-performing loans and charge-off activity. In periods where general macroeconomic and loan portfolio conditions are in a deteriorating trend or remain at deteriorated levels, based on historical trends, we would expect to see the allowance for loan loss allocation model, as a whole, calculate higher levels of required allowances than in periods where general macroeconomic and loan portfolio conditions are in an improving trend or remain at an elevated level, based on historical trends.
The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2015 and 2014. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Unallocated	Total
Three months ended:
March 31, 2015
Beginning balance	$59,192	$27,163	$5,178	$8,009	$—	$99,542
Provision for loan losses	6,371	248	(243)	1,786	—	8,162
Charge-offs	(2,132)	(478)	(80)	(2,805)	—	(5,495)
Recoveries	1,282	172	52	1,993	—	3,499
Net charge-offs	(850)	(306)	(28)	(812)	—	(1,996)
Ending balance	$64,713	$27,105	$4,907	$8,983	$—	$105,708

March 31, 2014
Beginning balance	$52,790	$22,590	$5,230	$5,010	$6,818	$92,438
Provision for loan losses	5,960	8	(720)	1,312	40	6,600
Charge-offs	(2,367)	(1,791)	(21)	(2,487)	—	(6,666)
Recoveries	671	213	44	1,856	—	2,784
Net charge-offs	(1,696)	(1,578)	23	(631)	—	(3,882)
Ending balance	$57,054	$21,020	$4,533	$5,691	$6,858	$95,156

The following table details the amount of the allowance for loan losses allocated to each portfolio segment as of March 31, 2015, December 31, 2014 and March 31, 2014, detailed on the basis of the impairment methodology we used:

	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Unallocated	Total
March 31, 2015
Loans individually evaluated for impairment	$1,404	$71	$—	$—	$—	$1,475
Loans collectively evaluated for impairment	63,309	27,034	4,907	8,983	—	104,233
Balance at March 31, 2015	$64,713	$27,105	$4,907	$8,983	$—	$105,708
December 31, 2014
Loans individually evaluated for impairment	$1,613	$67	$—	$—	$—	$1,680
Loans collectively evaluated for impairment	57,579	27,096	5,178	8,009	—	97,862
Balance at December 31, 2014	$59,192	$27,163	$5,178	$8,009	$—	$99,542
March 31, 2014
Loans individually evaluated for impairment	$2,731	$776	$—	$—	$—	$3,507
Loans collectively evaluated for impairment	54,323	20,244	4,533	5,691	6,858	91,649
Balance at March 31, 2014	$57,054	$21,020	$4,533	$5,691	$6,858	$95,156
Our recorded investment in loans as of March 31, 2015, December 31, 2014 and March 31, 2014 related to each balance in the allowance for loan losses by portfolio segment and detailed on the basis of the impairment methodology we used was as follows:

	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Unearned Discounts	Total
March 31, 2015
Loans individually evaluated for impairment	$31,631	$17,660	$568	$—	$—	$49,859
Loans collectively evaluated for impairment	5,876,904	4,056,765	851,835	403,118	(23,668)	11,164,954
Ending balance	$5,908,535	$4,074,425	$852,403	$403,118	$(23,668)	$11,214,813
December 31, 2014
Loans individually evaluated for impairment	$32,496	$20,499	$596	$—	$—	$53,591
Loans collectively evaluated for impairment	5,735,247	3,981,598	848,455	393,601	(24,957)	10,933,944
Ending balance	$5,767,743	$4,002,097	$849,051	$393,601	$(24,957)	$10,987,535
March 31, 2014
Loans individually evaluated for impairment	$19,917	$21,340	$718	$264	$—	$42,239
Loans collectively evaluated for impairment	5,086,809	3,474,799	818,279	352,056	(23,537)	9,708,406
Ending balance	$5,106,726	$3,496,139	$818,997	$352,320	$(23,537)	$9,750,645

Note 5 - Goodwill and Other Intangible Assets
Goodwill and other intangible assets are presented in the table below.

	March 31, 2015	December 31, 2014
Goodwill	$654,668	$654,668
Other intangible assets:
Core deposits	$8,972	$9,675
Customer relationships	1,978	2,128
Non-compete agreements	281	322
	$11,231	$12,125
The estimated aggregate future amortization expense for intangible assets remaining as of March 31, 2015 is as follows:

Remainder of 2015	$2,431
2016	2,413
2017	1,619
2018	1,346
2019	1,102
Thereafter	2,320
$11,231
Note 6 - Deposits
Deposits were as follows:

	March 31, 2015	Percentage of Total	December 31, 2014	Percentage of Total
Non-interest-bearing demand deposits:
Commercial and individual	$9,186,477	38.0%	$9,256,045	38.3%
Correspondent banks	367,977	1.5	429,000	1.8
Public funds	477,496	2.0	464,016	1.9
Total non-interest-bearing demand deposits	10,031,950	41.5	10,149,061	42.0
Interest-bearing deposits:
Private accounts:
Savings and interest checking	4,917,918	20.3	4,743,963	19.7
Money market accounts	7,889,909	32.7	7,860,403	32.6
Time accounts of $100,000 or more	480,604	2.0	490,209	2.0
Time accounts under $100,000	429,845	1.8	454,220	1.9
Total private accounts	13,718,276	56.8	13,548,795	56.2
Public funds:
Savings and interest checking	297,449	1.3	326,090	1.4
Money market accounts	53,003	0.2	57,145	0.2
Time accounts of $100,000 or more	47,711	0.2	53,684	0.2
Time accounts under $100,000	1,233	—	1,155	—
Total public funds	399,396	1.7	438,074	1.8
Total interest-bearing deposits	14,117,672	58.5	13,986,869	58.0
Total deposits	$24,149,622	100.0%	$24,135,930	100.0%
The following table presents additional information about our deposits:

	March 31, 2015	December 31, 2014
Deposits from the Certificate of Deposit Account Registry Service (CDARS)	$13,123	$22,229
Deposits from the Promontory Interfinancial Network Insured Cash Sweep Service (acquired in the acquisition of WNB)	96,482	148,665
Deposits from foreign sources (primarily Mexico)	757,374	744,295

Note 7 - Commitments and Contingencies
Financial Instruments with Off-Balance-Sheet Risk. In the normal course of business, we enter into various transactions, which, in accordance with generally accepted accounting principles are not included in our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. We minimize our exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.
We enter into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of our commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Standby letters of credit are written conditional commitments we issued to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment were funded, we would be entitled to seek recovery from the customer. Our policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements.
We consider the fees collected in connection with the issuance of standby letters of credit to be representative of the fair value of our obligation undertaken in issuing the guarantee. In accordance with applicable accounting standards related to guarantees, we defer fees collected in connection with the issuance of standby letters of credit. The fees are then recognized in income proportionately over the life of the standby letter of credit agreement. The deferred standby letter of credit fees represent the fair value of our potential obligations under the standby letter of credit guarantees.
Financial instruments with off-balance-sheet risk were as follows:

	March 31, 2015	December 31, 2014
Commitments to extend credit	$8,033,631	$7,955,779
Standby letters of credit	248,267	248,360
Deferred standby letter of credit fees	1,798	1,942
Lease Commitments. We lease certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $7.7 million and $6.5 million during the three months ended March 31, 2015 and 2014. There has been no significant change in our expected future minimum lease payments since December 31, 2014. See the 2014 Form 10-K for information regarding these commitments.
Litigation. We are subject to various claims and legal actions that have arisen in the course of conducting business. Management does not expect the ultimate disposition of these matters to have a material adverse impact on our financial statements.
Note 8 - Capital and Regulatory Matters
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
The Basel III Capital Rules became effective for Cullen/Frost and Frost Bank on January 1, 2015 (subject to a phase-in period for certain provisions). Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1 capital, Tier 1 capital and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to adjusted quarterly average assets (as defined).
Cullen/Frost’s and Frost Bank’s Common Equity Tier 1 capital consists of common stock and related paid-in capital, net of treasury stock, and retained earnings. In connection with the adoption of the Basel III Capital Rules, we elected to opt-out of the requirement to include most components of accumulated other comprehensive income in Common Equity Tier 1. Common Equity Tier 1 for both Cullen/Frost and Frost Bank is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions.
Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. For Cullen/Frost, additional Tier 1 capital at March 31, 2015 includes $144.5 million of 5.375% non-cumulative perpetual preferred stock and the allowable portion of the

$133.0 million of trust preferred securities issued by our unconsolidated subsidiary trusts. Under the Basel III Capital Rules, trust preferred securities do not qualify as Tier 1 capital instruments and must be phased-out of Tier 1 capital. At March 31, 2015, $33.3 million of trust preferred securities were included in Cullen/Frost's additional Tier 1 capital. Beginning January 1, 2016, trust preferred securities may not be included in Tier 1 capital. Trust preferred securities excluded from additional Tier 1 capital may be included in Tier 2 capital, without limitation. Frost Bank did not have any additional Tier 1 capital beyond Common Equity Tier 1 as of March 31, 2015.
Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both Cullen/Frost and Frost Bank includes a permissible portion of the allowance for loan losses. Tier 2 capital for Cullen/Frost also includes trust preferred securities that were excluded from Tier 1 capital and qualified subordinated debt. At March 31, 2015, Cullen/Frost's Tier 2 capital included $99.7 million of trust preferred securities and the permissible portion of our aggregate $100.0 million of floating rate subordinated notes (which decreases 20% per year during the final five years of the term of the notes) totaling $20.0 million at March 31, 2015. Our aggregate $100.0 million of floating rate subordinated notes mature on February 15, 2017. No portion of these notes will be permissible as a component of Tier 2 capital subsequent to February 15, 2016.
Prior to January 1, 2015, Cullen/Frost’s and Frost Bank’s Tier 1 capital consisted of total shareholders’ equity excluding accumulated other comprehensive income, goodwill and other intangible assets. Tier 1 capital for Cullen/Frost also included $144.5 million of 5.375% non-cumulative perpetual preferred stock and $133.0 million of trust preferred securities issued by our unconsolidated subsidiary trusts. Cullen/Frost’s and Frost Bank’s Total capital was comprised of Tier 1 capital for each entity plus a permissible portion of the allowance for loan losses and the permissible portion of outstanding subordinated debt. The permissible portion of our aggregate $100.0 million of floating rate subordinated notes totaled $40.0 million at December 31, 2014, and was included in total capital of Cullen/Frost.
The Common Equity Tier 1 (beginning in 2015), Tier 1 and Total capital ratios are calculated by dividing the respective capital amounts by risk-weighted assets. Risk-weighted assets are calculated based on regulatory requirements and include total assets, excluding goodwill and other intangible assets, allocated by risk weight category, and certain off-balance-sheet items, among other things. The leverage ratio is calculated by dividing Tier 1 capital by adjusted quarterly average total assets, which exclude goodwill and other intangible assets, among other things.
When fully phased in on January 1, 2019, the Basel III Capital Rules will require Cullen/Frost and Frost Bank to maintain (i) a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% Common Equity Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average quarterly assets.
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
The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Common Equity Tier 1 capital to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The following table presents actual and required capital ratios as of March 31, 2015 for Cullen/Frost and Frost Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2015 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
March 31, 2015
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$1,957,452	11.55%	$762,847	4.50%	$1,186,195	7.00%	$1,101,890	6.50%
Frost Bank	2,018,046	11.95	760,250	4.50	1,182,155	7.00	1,098,139	6.50
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	2,135,188	12.60	1,017,129	6.00	1,440,379	8.50	1,356,172	8.00
Frost Bank	2,018,046	11.95	1,013,666	6.00	1,435,474	8.50	1,351,555	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	2,360,646	13.93	1,356,172	8.00	1,779,292	10.50	1,695,215	10.00
Frost Bank	2,123,754	12.57	1,351,555	8.00	1,773,232	10.50	1,689,444	10.00
Leverage Ratio
Cullen/Frost	2,135,188	7.89	1,083,075	4.00	1,082,814	4.00	1,353,843	5.00
Frost Bank	2,018,046	7.46	1,081,781	4.00	1,081,520	4.00	1,352,226	5.00
The following table presents actual and required capital ratios as of December 31, 2014 for Cullen/Frost and Frost Bank under the regulatory capital rules then in effect.

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2014
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	$2,186,276	13.68%	$639,398	4.00%	$959,098	6.00%
Frost Bank	1,979,415	12.41	637,929	4.00	956,894	6.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	2,325,818	14.55	1,278,797	8.00	1,598,496	10.00
Frost Bank	2,071,012	12.99	1,275,858	8.00	1,594,823	10.00
Leverage Ratio
Cullen/Frost	2,186,276	8.16	1,072,035	4.00	1,340,043	5.00
Frost Bank	1,979,415	7.40	1,070,109	4.00	1,337,636	5.00
As of March 31, 2015, capital levels at Cullen/Frost and Frost Bank exceed all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis. Based on the ratios presented above, capital levels as of March 31, 2015 at Cullen/Frost and Frost Bank exceed the minimum levels necessary to be considered “well capitalized.”
Cullen/Frost and Frost Bank are subject to the regulatory capital requirements administered by the Federal Reserve, and, for Frost Bank, the Federal Deposit Insurance Corporation (“FDIC”). Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of March 31, 2015, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.

Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. We did not have any active stock repurchase plans as of March 31, 2015.
Dividend Restrictions. In the ordinary course of business, we are dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well capitalized” status, at March 31, 2015, Frost Bank could pay aggregate dividends of up to $307.7 million to Cullen/Frost without prior regulatory approval.
Under the terms of the junior subordinated deferrable interest debentures that we have issued to Cullen/Frost Capital Trust II and WNB Capital Trust I, we have the right at any time during the term of the debentures to defer the payment of interest at any time or from time to time for an extension period not exceeding 20 consecutive quarterly periods with respect to each extension period. In the event that we have elected to defer interest on the debentures, we may not, with certain exceptions, declare or pay any dividends or distributions on our capital stock or purchase or acquire any of our capital stock.
Under the terms of our Series A Preferred Stock, in the event that we do not declare and pay dividends on our Series A Preferred Stock for the most recent dividend period, we may not, with certain exceptions, declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our common stock or any of our securities that rank junior to our Series A Preferred Stock.
Note 9 - Derivative Financial Instruments
The fair value of derivative positions outstanding is included in accrued interest receivable and other assets and accrued interest payable and other liabilities in the accompanying consolidated balance sheets and in the net change in each of these financial statement line items in the accompanying consolidated statements of cash flows.
Interest Rate Derivatives. We utilize interest rate swaps, caps and floors to mitigate exposure to interest rate risk and to facilitate the needs of our customers. Our objectives for utilizing these derivative instruments is described below:
We have entered into certain interest rate swap contracts that are matched to specific fixed-rate commercial loans or leases that we have entered into with our customers. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial loan/lease due to changes in interest rates. The related contracts are structured so that the notional amounts reduce over time to generally match the expected amortization of the underlying loan/lease.
During 2007, we entered into three interest rate swap contracts on variable-rate loans with a total notional amount of $1.2 billion. The interest rate swap contracts were designated as hedging instruments in cash flow hedges with the objective of protecting the overall cash flows from our monthly interest receipts on a rolling portfolio of $1.2 billion of variable-rate loans outstanding throughout the 84-month period beginning in October 2007 and ending in October 2014 from the risk of variability of those cash flows such that the yield on the underlying loans would remain constant. As more fully discussed in the 2014 Form 10-K, we terminated portions of the hedges and settled portions of the interest rate swap contracts during November 2009 and terminated the remaining portions of the hedges and settled the remaining portions of the interest rate swap contracts during November 2010. The accumulated gain on the interest rate swaps upon settlement was deferred and amortized over the original lives of the underlying swap contracts. The amortization of the deferred accumulated gain ended in October 2014. As of March 31, 2014, the deferred accumulated gain applicable to the settled interest rate swap contracts included in accumulated other comprehensive income totaled $21.3 million ($13.8 million on an after-tax basis), all of which was recognized in interest income during 2014.
We have entered into certain interest rate swap, cap and floor contracts that are not designated as hedging instruments. These derivative contracts relate to transactions in which we enter into an interest rate swap, cap and/or floor with a customer while at the same time entering into an offsetting interest rate swap, cap and/or floor with a third party financial institution. In connection with each swap transaction, we agree to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, we agree to pay a third-party financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our customer to effectively convert a variable rate loan to a fixed rate. Because we act as an intermediary for our customer, changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact our results of operations.

The notional amounts and estimated fair values of interest rate derivative contracts are presented in the following table. We obtain dealer quotations to value our interest rate derivative contracts designated as hedges of cash flows, while the fair values of other interest rate derivative contracts are estimated utilizing internal valuation models with observable market data inputs.

	March 31, 2015		December 31, 2014
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivatives designated as hedges of fair value:
Financial institution counterparties:
Loan/lease interest rate swaps – assets	$23,422	$138	$31,614	$469
Loan/lease interest rate swaps – liabilities	40,740	(3,143)	37,672	(3,179)
Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan/lease interest rate swaps – assets	—	—	69,842	719
Loan/lease interest rate swaps – liabilities	862,403	(47,039)	765,979	(38,952)
Loan/lease interest rate caps – assets	81,058	1,055	73,058	1,003
Customer counterparties:
Loan/lease interest rate swaps – assets	862,403	46,995	765,979	38,910
Loan/lease interest rate swaps – liabilities	—	—	69,842	(719)
Loan/lease interest rate caps – liabilities	81,058	(1,055)	73,058	(1,003)
The weighted-average rates paid and received for interest rate swaps outstanding at March 31, 2015 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Fair value hedge loan/lease interest rate swaps	2.70%	0.17%
Non-hedging interest rate swaps – financial institution counterparties	4.04%	1.74%
Non-hedging interest rate swaps – customer counterparties	1.74%	4.04%
The weighted-average strike rate for outstanding interest rate caps was 2.98% at March 31, 2015.
Commodity Derivatives. We enter into commodity swaps and option contracts that are not designated as hedging instruments primarily to accommodate the business needs of our customers. Upon the origination of a commodity swap or option contract with a customer, we simultaneously enter into an offsetting contract with a third party financial institution to mitigate the exposure to fluctuations in commodity prices.
The notional amounts and estimated fair values of non-hedging commodity swap and option derivative positions outstanding are presented in the following table. We obtain dealer quotations and use internal valuation models with observable market data inputs to value our commodity derivative positions.

		March 31, 2015		December 31, 2014
	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Oil – assets	Barrels	724	$15,137	470	$14,357
Oil – liabilities	Barrels	538	(2,121)	197	(1,670)
Natural gas – assets	MMBTUs	9,385	11,489	12,235	12,707
Natural gas – liabilities	MMBTUs	11,985	(3,591)	16,755	(4,095)
Customer counterparties:
Oil – assets	Barrels	547	2,124	197	1,670
Oil – liabilities	Barrels	715	(15,100)	470	(14,318)
Natural gas – assets	MMBTUs	11,985	3,591	16,755	4,095
Natural gas – liabilities	MMBTUs	9,385	(11,435)	12,235	(12,646)

Foreign Currency Derivatives. We enter into foreign currency forward contracts that are not designated as hedging instruments primarily to accommodate the business needs of our customers. Upon the origination of a foreign currency denominated transaction with a customer, we simultaneously enter into an offsetting contract with a third party financial institution to negate the exposure to fluctuations in foreign currency exchange rates. We also utilize foreign currency forward contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in foreign currency exchange rates on foreign currency holdings and certain short-term, non-U.S. dollar denominated loans. The notional amounts and fair values of open foreign currency forward contracts were as follows:

		March 31, 2015		December 31, 2014
	Notional Currency	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Forward contracts – assets	EUR	790	$11	936	$7
Forward contracts – assets	CAD	22,384	329	24,724	659
Forward contracts - assets	GBP	486	2	—	—
Forward contracts – liabilities	GBP	—	—	544	(2)
Customer counterparties:
Forward contracts – liabilities	CAD	22,339	(284)	24,680	(615)
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
Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended March 31,
	2015	2014
Commercial loan/lease interest rate swaps:
Amount of gain (loss) included in interest income on loans	$(425)	$(539)
Amount of (gain) loss included in other non-interest expense	—	9
Amounts included in the consolidated statements of income and in other comprehensive income for the period related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended March 31,
	2015	2014
Interest rate swaps/caps/floors on variable-rate loans:
Amount reclassified from accumulated other comprehensive income to interest income on loans	$—	$9,345
No ineffectiveness related to interest rate derivatives designated as hedges of cash flows was recognized in the consolidated statements of income during the reported periods. The amortization of the deferred accumulated gain applicable to settled interest rate swap contracts ended in October 2014. As of March 31, 2014, the deferred accumulated gain applicable to the settled interest rate swap contracts included in accumulated other comprehensive income totaled $21.3 million ($13.8 million on an after-tax basis), all of which was recognized in interest income during 2014.

As stated above, we enter into non-hedge related derivative positions primarily to accommodate the business needs of our customers. Upon the origination of a derivative contract with a customer, we simultaneously enter into an offsetting derivative contract with a third party financial institution. We recognize immediate income based upon the difference in the bid/ask spread of the underlying transactions with our customers and the third party. Because we act only as an intermediary for our customer, subsequent changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact our results of operations.
Amounts included in the consolidated statements of income related to non-hedging interest rate, commodity and foreign currency derivative instruments are presented in the table below.

	Three Months Ended March 31,
	2015	2014
Non-hedging interest rate derivatives:
Other non-interest income	$1,322	$221
Other non-interest expense	2	—
Non-hedging commodity derivatives:
Other non-interest income	28	82
Non-hedging foreign currency derivatives:
Other non-interest income	45	37
Counterparty Credit Risk. Derivative contracts involve the risk of dealing with both bank customers and institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have an investment grade credit rating and be approved by our Asset/Liability Management Committee. Our credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty, while our credit exposure on commodity swaps/options and foreign currency forward contracts is limited to the net favorable value of all contracts by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. There are no credit-risk-related contingent features associated with any of our derivative contracts. Certain derivative contracts with upstream financial institution counterparties may be terminated with respect to a party in the transaction, if such party does not have at least a minimum level rating assigned to either its senior unsecured long-term debt or its deposit obligations by certain third-party rating agencies.
Our credit exposure relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with bank customers was approximately $47.0 million at March 31, 2015. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. Our credit exposure, net of collateral pledged, relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with upstream financial institution counterparties was approximately $9.2 million at March 31, 2015. This amount was primarily related to excess collateral we posted to counterparties. Collateral levels for upstream financial institution counterparties are monitored and adjusted as necessary. See Note 10 – Balance Sheet Offsetting for additional information regarding our credit exposure with upstream financial institution counterparties.
The aggregate fair value of securities we posted as collateral related to derivative contracts totaled $23.6 million at March 31, 2015. At such date, we also had $19.4 million in cash collateral on deposit with other financial institution counterparties.

Note 10 - Balance Sheet Offsetting and Repurchase Agreements
Balance Sheet Offsetting. Certain financial instruments, including resell and repurchase agreements, securities lending arrangements and derivatives, may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements or similar agreements. Our derivative transactions with upstream financial institution counterparties are generally executed under International Swaps and Derivative Association (“ISDA”) master agreements which include “right of set-off” provisions. In such cases there is generally a legally enforceable right to offset recognized amounts and there may be an intention to settle such amounts on a net basis. Nonetheless, we do not generally offset such financial instruments for financial reporting purposes.
Information about financial instruments that are eligible for offset in the consolidated balance sheet as of March 31, 2015 is presented in the following tables.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
March 31, 2015
Financial assets:
Derivatives:
Loan/lease interest rate swaps and caps	$1,193	$—	$1,193
Commodity swaps and options	26,626	—	26,626
Foreign currency forward contracts	342	—	342
Total derivatives	28,161	—	28,161
Resell agreements	9,642	—	9,642
Total	$37,803	$—	$37,803
Financial liabilities:
Derivatives:
Loan/lease interest rate swaps	$50,182	$—	$50,182
Commodity swaps and options	5,712	—	5,712
Total derivatives	55,894	—	55,894
Repurchase agreements	593,107	—	593,107
Total	$649,001	$—	$649,001

		Gross Amounts Not Offset
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
March 31, 2015
Financial assets:
Derivatives:
Counterparty A	$695	$(695)	$—	$—
Counterparty B	18,651	(10,671)	(6,496)	1,484
Counterparty C	5,903	(5,903)	—	—
Other counterparties	2,912	(1,954)	(947)	11
Total derivatives	28,161	(19,223)	(7,443)	1,495
Resell agreements	9,642	—	(9,642)	—
Total	$37,803	$(19,223)	$(17,085)	$1,495
Financial liabilities:
Derivatives:
Counterparty A	$20,440	$(695)	$(19,121)	$624
Counterparty B	10,671	(10,671)	—	—
Counterparty C	6,998	(5,903)	(1,095)	—
Other counterparties	17,785	(1,954)	(15,092)	739
Total derivatives	55,894	(19,223)	(35,308)	1,363
Repurchase agreements	593,107	—	(593,107)	—
Total	$649,001	$(19,223)	$(628,415)	$1,363

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

Repurchase Agreements. We utilize securities sold under agreements to repurchase to facilitate the needs of our customers and to facilitate secured short-term funding needs. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. We monitor collateral levels on a continuous basis. We may be required to provide additional collateral based on the fair value of the underlying securities. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.
The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of March 31, 2015 and December 31, 2014 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
March 31, 2015
Repurchase agreements:
U.S. Treasury	$363,374	$—	$—	$—	$363,374
Residential mortgage-backed securities	217,855	—	11,878	—	229,733
Total borrowings	$581,229	$—	$11,878	$—	$593,107
Gross amount of recognized liabilities for repurchase agreements					$593,107
Amounts related to agreements not included in offsetting disclosures above					$—

December 31, 2014
Repurchase agreements:
U.S. Treasury	$427,402	$—	$—	$—	$427,402
Residential mortgage-backed securities	355,187	—	8,530	—	363,717
Total borrowings	$782,589	$—	$8,530	$—	$791,119
Gross amount of recognized liabilities for repurchase agreements					$791,119
Amounts related to agreements not included in offsetting disclosures above					$—

Note 11 - Stock-Based Compensation
A combined summary of activity in our active stock-based compensation plans is presented in the following table.

			Non-Vested Stock Awards/Stock Units Outstanding		Stock Options Outstanding
	Shares Available for Grant	Director Deferred Stock Units Outstanding	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price
Balance, January 1, 2015	1,973,427	38,867	175,490	$60.55	5,029,882	$58.99
Authorized	—	—	—	—	—	—
Granted	—	—	—	—	—	—
Stock options exercised	—	—	—	—	(14,350)	50.74
Stock awards vested	—	—	—	—	—	—
Forfeited	5,191	—	—	—	(5,191)	65.97
Canceled/expired	—	—	—	—	(193)	71.39
Balance, March 31, 2015	1,978,618	38,867	175,490	$60.55	5,010,148	$59.00

Shares issued in connection with stock compensation awards are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. Shares issued in connection with stock compensation awards along with other related information were as follows:

	Three Months Ended March 31,
	2015	2014
New shares issued from available authorized shares	—	—
Issued from available treasury stock	14,350	329,825
Total	14,350	329,825

Proceeds from stock option exercises	$728	$17,279
Stock-based compensation expense is recognized ratably over the requisite service period for all awards. The service period generally matches the vesting period for most awards; however, the service period for certain executive officers does not extend past the date they reach 65 years of age. Stock-based compensation expense was as follows:

	Three Months Ended March 31,
	2015	2014
Stock options	$2,166	$1,770
Non-vested stock awards/stock units	396	366
Deferred stock units	—	—
Total	$2,562	$2,136
Unrecognized stock-based compensation expense at March 31, 2015 was as follows:

Stock options	$19,832
Non-vested stock awards/stock units	2,042
Total	$21,874

Note 12 - Earnings Per Common Share
Earnings per common share is computed using the two-class method. Basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Participating securities include non-vested stock awards/stock units and deferred stock units, though no actual shares of common stock related to non-vested stock units and deferred stock units have been issued. Non-vested stock awards/stock units and deferred stock units are considered participating securities because holders of these securities receive non-forfeitable dividends at the same rate as holders of our common stock. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.
The following table presents a reconciliation of net income available to common shareholders, net earnings allocated to common stock and the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended March 31,
	2015	2014
Net income	$72,163	$61,188
Less: Preferred stock dividends	2,016	2,016
Net income available to common shareholders	70,147	59,172
Less: Earnings allocated to participating securities	237	226
Net earnings allocated to common stock	$69,910	$58,946

Distributed earnings allocated to common stock	$32,179	$30,371
Undistributed earnings allocated to common stock	37,731	28,575
Net earnings allocated to common stock	$69,910	$58,946

Weighted-average shares outstanding for basic earnings per common share	63,094,391	60,701,280
Dilutive effect of stock compensation	685,043	886,260
Weighted-average shares outstanding for diluted earnings per common share	63,779,434	61,587,540
Note 13 - Defined Benefit Plans
The components of the combined net periodic expense (benefit) for our defined benefit pension plans were as follows:

	Three Months Ended March 31,
	2015	2014
Expected return on plan assets, net of expenses	$(2,983)	$(3,129)
Interest cost on projected benefit obligation	2,052	2,001
Net amortization and deferral	1,749	672
Net periodic expense (benefit)	$818	$(456)
Our non-qualified defined benefit pension plan is not funded. No contributions to the qualified defined benefit pension plan were made during the three months ended March 31, 2015. We do not expect to make any contributions to the qualified defined benefit plan during the remainder of 2015.

Note 14 - Income Taxes
Income tax expense was as follows:

	Three Months Ended March 31,
	2015	2014
Current income tax expense	$15,830	$14,029
Deferred income tax expense (benefit)	(3,748)	(1,933)
Income tax expense, as reported	$12,082	$12,096

Effective tax rate	14.3%	16.5%
Net deferred tax liabilities totaled $62.7 million at March 31, 2015 and $56.6 million at December 31, 2014. No valuation allowance for deferred tax assets was recorded at March 31, 2015 as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years. There were no unrecognized tax benefits during any of the reported periods. Interest and/or penalties related to income taxes are reported as a component of income tax expense. Such amounts were not significant during the reported periods.
We file income tax returns in the U.S. federal jurisdiction. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2011.
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

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$34,527	$12,084	$22,443	$21,431	$7,501	$13,930
Change in net unrealized gain on securities transferred to held to maturity	(7,887)	(2,760)	(5,127)	(9,198)	(3,219)	(5,979)
Reclassification adjustment for net (gains) losses included in net income	(228)	(80)	(148)	—	—	—
Total securities available for sale and transferred securities	26,412	9,244	17,168	12,233	4,282	7,951
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	1,749	612	1,137	672	235	437
Derivatives:
Reclassification adjustment for gains on interest rate swaps on variable-rate loans included in net income	—	—	—	(9,345)	(3,271)	(6,074)
Total derivatives	—	—	—	(9,345)	(3,271)	(6,074)
Total other comprehensive income (loss)	$28,161	$9,856	$18,305	$3,560	$1,246	$2,314

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available For Sale	Defined Benefit Plans	Derivatives	Accumulated Other Comprehensive Income
Balance January 1, 2015	$190,589	$(48,775)	$—	$141,814
Other comprehensive income (loss) before reclassifications	17,316	1,137	—	18,453
Amounts reclassified from accumulated other comprehensive income (loss)	(148)	—	—	(148)
Net other comprehensive income (loss) during period	17,168	1,137	—	18,305
Balance March 31, 2015	$207,757	$(47,638)	$—	$160,119

Balance January 1, 2014	$146,672	$(26,131)	$19,893	$140,434
Other comprehensive income (loss) before reclassifications	7,951	437	—	8,388
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(6,074)	(6,074)
Net other comprehensive income (loss) during period	7,951	437	(6,074)	2,314
Balance March 31, 2014	$154,623	$(25,694)	$13,819	$142,748

Note 16 – Operating Segments
We are managed under a matrix organizational structure whereby our two primary operating segments, Banking and Frost Wealth Advisors, overlap a regional reporting structure. The regions are primarily based upon geographic location and include Austin, Corpus Christi, Dallas, Fort Worth, Houston, Permian Basin, Rio Grande Valley, San Antonio and Statewide. We are primarily managed based on the line of business structure. In that regard, all regions have the same lines of business, which have the same product and service offerings, have similar types and classes of customers and utilize similar service delivery methods. Pricing guidelines for products and services are the same across all regions. The regional reporting structure is primarily a means to scale the lines of business to provide a local, community focus for customer relations and business development.
Banking and Frost Wealth Advisors are delineated by the products and services that each segment offers. The Banking operating segment includes both commercial and consumer banking services, Frost Securities, Inc. and Frost Insurance Agency. Commercial banking services are provided to corporations and other business clients and include a wide array of lending and cash management products. Consumer banking services include direct lending and depository services. Frost Insurance Agency provides insurance brokerage services to individuals and businesses covering corporate and personal property and casualty products, as well as group health and life insurance products and human resources consulting services. Frost Securities, Inc. provides advisory and private equity services to middle market companies. The Frost Wealth Advisors operating segment includes fee-based services within private trust, retirement services, and financial management services, including personal wealth management and securities brokerage services. A third operating segment, Non-Banks, is for the most part the parent holding company, as well as certain other insignificant non-bank subsidiaries of the parent that, for the most part, have little or no activity. The parent company’s principal activities include the direct and indirect ownership of our banking and non-banking subsidiaries and the issuance of debt and equity. Its principal source of revenue is dividends from its subsidiaries.
The accounting policies of each reportable segment are the same as those of our consolidated entity except for the following items, which impact the Banking and Frost Wealth Advisors segments: (i) expenses for consolidated back-office operations and general overhead-type expenses such as executive administration, accounting and internal audit are allocated to operating segments based on estimated uses of those services, (ii) income tax expense for the individual segments is calculated essentially at the statutory rate, and (iii) the parent company records the tax expense or benefit necessary to reconcile to the consolidated total.
We use a match-funded transfer pricing process to assess operating segment performance. The process helps us to (i) identify the cost or opportunity value of funds within each business segment, (ii) measure the profitability of a particular business segment by relating appropriate costs to revenues, (iii) evaluate each business segment in a manner consistent with its economic impact on consolidated earnings, and (iv) enhance asset and liability pricing decisions.

Summarized operating results by segment were as follows:

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
Revenues from (expenses to) external customers:
Three months ended:
March 31, 2015	$231,869	$32,642	$(593)	$263,918
March 31, 2014	206,214	31,094	517	237,825
Net income (loss):
Three months ended:
March 31, 2015	$67,718	$5,337	$(892)	$72,163
March 31, 2014	56,056	5,084	48	61,188
Note 17 – Fair Value Measurements
The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, we utilize valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and our creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. Our valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes our valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with our monthly and/or quarterly valuation process.
Financial Assets and Financial Liabilities: Financial assets and financial liabilities measured at fair value on a recurring basis include the following:
Securities Available for Sale. U.S. Treasury securities are reported at fair value utilizing Level 1 inputs. Other securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.
We review the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices. In general, we do not purchase investment portfolio securities that are esoteric or that have a complicated structure. Our entire portfolio consists of traditional investments, nearly all of which are U.S. Treasury obligations, federal agency bullet or mortgage pass-through securities, or general obligation or revenue based municipal bonds. Pricing for such instruments is fairly generic and is easily obtained. From time to time, we will validate prices supplied by the independent pricing service by comparison to prices obtained from third-party sources or derived using internal models.
Trading Securities. U.S. Treasury securities and exchange-listed common stock are reported at fair value utilizing Level 1 inputs. Other securities classified as trading are reported at fair value utilizing Level 2 inputs in the same manner as described above for securities available for sale.
Derivatives. Derivatives are generally reported at fair value utilizing Level 2 inputs, except for foreign currency contracts, which are reported at fair value utilizing Level 1 inputs. We obtain dealer quotations and utilize internally developed valuation models to value commodity swaps/options. We utilize internally developed valuation models and/or third-party models with observable market data inputs to validate the valuations provided by the dealers. Though there has never been a significant discrepancy in the valuations, should such a significant discrepancy arise, we would obtain price verification from a third-party dealer. We utilize internal valuation models with observable market data inputs to estimate fair values of customer interest rate swaps, caps and floors. We also obtain dealer quotations for these derivatives for comparative purposes to assess the reasonableness of the model valuations. In cases where significant credit valuation adjustments are incorporated into the estimation of fair value, reported amounts are considered to have been derived utilizing Level 3 inputs.
For purposes of potential valuation adjustments to our derivative positions, we evaluate the credit risk of our counterparties as well as ours. Accordingly, we have considered factors such as the likelihood of our default and the default of our counterparties, our net exposures and remaining contractual life, among other things, in determining if any fair value adjustments related to credit risk are required. Counterparty exposure is evaluated by netting positions that are subject to master netting arrangements, as well as considering the amount of collateral securing the position. We review our counterparty exposure on a regular basis, and, when necessary, appropriate business actions are taken to adjust the exposure. We also utilize this approach to estimate our own credit risk on derivative liability positions. To date, we have not realized any significant losses due to a counterparty’s inability to pay any net uncollateralized position. The change in value of derivative assets and derivative liabilities attributable to credit risk was not significant during the reported periods.
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
March 31, 2015
Securities available for sale:
U.S. Treasury	$3,774,077	$—	$—	$3,774,077
Residential mortgage-backed securities	—	1,323,713	—	1,323,713
States and political subdivisions	—	3,532,303	—	3,532,303
Other	—	42,404	—	42,404
Trading account securities:
U.S. Treasury	12,833	—	—	12,833
States and political subdivisions	—	2,829	—	2,829
Derivative assets:
Interest rate swaps, caps and floors	—	48,008	180	48,188
Commodity swaps and options	—	32,341	—	32,341
Foreign currency forward contracts	342	—	—	342
Derivative liabilities:
Interest rate swaps, caps and floors	—	51,237	—	51,237
Commodity swaps and options	—	32,247	—	32,247
Foreign currency forward contracts	284	—	—	284

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2014
Securities available for sale:
U.S. Treasury	$3,811,252	$—	$—	$3,811,252
Residential mortgage-backed securities	—	1,398,724	—	1,398,724
States and political subdivisions	—	3,208,907	—	3,208,907
Other	—	42,371	—	42,371
Trading account securities:
U.S. Treasury	15,339	—	—	15,339
States and political subdivisions	—	87	—	87
Derivative assets:
Interest rate swaps, caps and floors	—	40,931	170	41,101
Commodity swaps and options	—	32,829	—	32,829
Foreign currency forward contracts	666	—	—	666
Derivative liabilities:
Interest rate swaps, caps and floors	—	43,853	—	43,853
Commodity swaps and options	—	32,729	—	32,729
Foreign currency forward contracts	617	—	—	617
Derivative assets, measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the reported periods consist of interest rate swaps sold to loan customers. The significant unobservable (Level 3) inputs used in the fair value measurement of these interest rate swaps sold to loan customers primarily relate to the probability of default and loss severity in the event of default. The probability of default is determined by the underlying risk grade of the loan (see Note 4 – Loans) underlying the interest rate swap in that the probability of default increases as a loan’s risk grade deteriorates, while the loss severity is estimated through an analysis of the collateral supporting both the underlying loan and interest rate swap. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity. As of March 31, 2015, the weighted-average risk grade of loans underlying interest rate swaps measured at fair value using significant unobservable (Level 3) inputs was 11.0. The weighted-average loss severity in the event of default on the interest rate swaps was 20%. A reconciliation of the beginning and ending balances of derivative assets measured at fair value on a recurring basis using significant unobservable (Level 3) inputs is not presented as such amounts were not significant during the reported periods.
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

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Level 2	Level 3	Level 2	Level 3
Carrying value of impaired loans before allocations	$197	$1,107	$205	$—
Specific valuation allowance (allocations) reversals of prior allocations	(71)	209	75	—
Fair value	$126	$1,316	$280	$—
Non-Financial Assets and Non-Financial Liabilities: We do not have any non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. Non-financial assets measured at fair value on a non-recurring basis during the reported periods include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in other non-interest expense. The fair value of a foreclosed asset is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs.
The following table presents foreclosed assets that were remeasured and reported at fair value during the reported periods:

	Three Months Ended March 31,
	2015	2014
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$67	$2,198
Charge-offs recognized in the allowance for loan losses	—	(204)
Fair value	$67	$1,994
Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$138	$499
Write-downs included in other non-interest expense	(22)	(244)
Fair value	$116	$255
Charge-offs recognized upon loan foreclosures are generally offset by general or specific allocations of the allowance for loan losses and generally do not, and did not during the reported periods, significantly impact our provision for loan losses. Regulatory guidelines require us to reevaluate the fair value of other real estate owned on at least an annual basis. Our policy is to comply with the regulatory guidelines. Accordingly, appraisals are never considered to be outdated, and we do not make any adjustments to the appraised values.
Financial Accounting Standards Board (“FASB”) ASC Topic 825 “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. A detailed description of the valuation methodologies used in estimating the fair value of financial instruments is set forth in the 2014 Form 10-K.
The estimated fair values of financial instruments that are reported at amortized cost in our consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	March 31, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$3,844,764	$3,844,764	$4,364,123	$4,364,123
Securities held to maturity	2,817,511	2,866,704	2,926,486	2,966,390
Cash surrender value of life insurance policies	172,936	172,936	172,050	172,050
Accrued interest receivable	94,075	94,075	128,436	128,436
Level 3 inputs:
Loans, net	11,109,105	11,136,003	10,887,993	10,939,684
Financial liabilities:
Level 2 inputs:
Deposits	24,149,622	24,150,162	24,135,930	24,136,402
Federal funds purchased and repurchase agreements	604,207	604,207	803,119	803,119
Junior subordinated deferrable interest debentures	137,115	137,115	137,115	137,115
Subordinated notes payable and other borrowings	100,000	95,860	100,000	95,591
Accrued interest payable	1,164	1,164	1,132	1,132
Under ASC Topic 825, entities may choose to measure eligible financial instruments at fair value at specified election dates. The fair value measurement option (i) may be applied instrument by instrument, with certain exceptions, (ii) is generally irrevocable and (iii) is applied only to entire instruments and not to portions of instruments. Unrealized gains and losses on items for which the fair value measurement option has been elected must be reported in earnings at each subsequent reporting date. During the reported periods, we had no financial instruments measured at fair value under the fair value measurement option.

Note 18 - Accounting Standards Updates
ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is currently effective for us on January 1, 2017; however, the FASB recently decided to propose deferring the effective date by one year which would make ASU 2014-09 effective for us on January 1, 2018. We are currently evaluating the potential impact of ASU 2014-09 on our financial statements.
ASU 2014-11, “Transfers and Servicing (Topic 860).” ASU 2014-11 requires that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, ASU 2014-11 requires separate accounting for repurchase financings, which entails the transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. ASU 2014-11 requires entities to disclose certain information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements. In addition, ASU 2014-11 requires disclosures related to collateral, remaining contractual tenor and of the potential risks associated with repurchase agreements, securities lending transactions and repurchase-to-maturity transactions. ASU 2014-11 became effective for us on January 1, 2015 and did not have a significant impact on our financial statements. The new disclosures required by ASU 2014-11 are included in Note 10 - Balance Sheet Offsetting and Repurchase Agreements.
ASU 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) – Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. ASU 2015-01 is effective for us beginning January 1, 2016, though early adoption is permitted. ASU 2015-01 is not expected to have a significant impact on our financial statements.
ASU 2015-02, “Consolidation (Topic 810) – Amendments to the Consolidation Analysis.” ASU 2015-02 implements changes to both the variable interest consolidation model and the voting interest consolidation model. ASU 2015-02 (i) eliminates certain criteria that must be met when determining when fees paid to a decision maker or service provider do not represent a variable interest, (ii) amends the criteria for determining whether a limited partnership is a variable interest entity and (iii)  eliminates the presumption that a general partner controls a limited partnership in the voting model. ASU 2015-02 will be effective for us on January 1, 2016 and is not expected to have a significant impact on our financial statements.
ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 will be effective for us on January 1, 2016, though early adoption is permitted. ASU 2015-03 is not expected to have a significant impact on our financial statements.
ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) – Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” ASU 2015-05 addresses accounting for fees paid by a customer in cloud computing arrangements such as (i) software as a service, (ii) platform as a service (iii) infrastructure as a service and (iv) other similar hosting arrangements. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 will be effective for us on January 1, 2016 and is not expected to have a significant impact on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Review
Cullen/Frost Bankers, Inc.
The following discussion should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2014, and the other information included in the 2014 Form 10-K. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results for the year ending December 31, 2015 or any future period.
Dollar amounts in tables are stated in thousands, except for per share amounts.
Forward-Looking Statements and Factors that Could Affect Future Results
Certain statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified as such. In addition, certain statements may be contained in our future filings with the SEC, in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of Cullen/Frost or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes”, “anticipates”, “expects”, “intends”, “targeted”, “continue”, “remain”, “will”, “should”, “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.
Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	Local, regional, national and international economic conditions and the impact they may have on us and our customers and our assessment of that impact.

•	Volatility and disruption in national and international financial markets.

•	Government intervention in the U.S. financial system.

•	Changes in the mix of loan geographies, sectors and types or the level of non-performing assets and charge-offs.

•	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.

•	The effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board.

•	Inflation, interest rate, securities market and monetary fluctuations.

•	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which we and our subsidiaries must comply.

•	The soundness of other financial institutions.

•	Political instability.

•	Impairment of our goodwill or other intangible assets.

•	Acts of God or of war or terrorism.

•	The timely development and acceptance of new products and services and perceived overall value of these products and services by users.

•	Changes in consumer spending, borrowings and savings habits.

•	Changes in the financial performance and/or condition of our borrowers.

•	Technological changes.

•	Acquisitions and integration of acquired businesses.

•	The ability to increase market share and control expenses.

•	Our ability to attract and retain qualified employees.

•	Changes in the competitive environment in our markets and among banking organizations and other financial service providers.

•
The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters.

•	Changes in the reliability of our vendors, internal control systems or information systems.

•	Changes in our liquidity position.

•	Changes in our organization, compensation and benefit plans.

•
The costs and effects of legal and regulatory developments, the resolution of legal proceedings or regulatory or other governmental inquiries, the results of regulatory examinations or reviews and the ability to obtain required regulatory approvals.

•	Greater than expected costs or difficulties related to the integration of new products and lines of business.

•	Our success at managing the risks involved in the foregoing items.
Forward-looking statements speak only as of the date on which such statements are made. We do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.
Application of Critical Accounting Policies and Accounting Estimates
The accounting and reporting policies we follow conform, in all material respects, to accounting principles generally accepted in the United States and to general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While we base estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.
We consider accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on our financial statements. Accounting policies related to the allowance for loan losses are considered to be critical as these policies involve considerable subjective judgment and estimation by management.
For additional information regarding critical accounting policies, refer to Note 1 - Summary of Significant Accounting Policies and Note 4 - Loans in the notes to consolidated financial statements and the sections captioned “Application of Critical Accounting Policies and Accounting Estimates” and “Allowance for Loan Losses” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2014 Form 10-K. There have been no significant changes in our application of critical accounting policies related to the allowance for loan losses since December 31, 2014.
Overview
A discussion of our results of operations is presented below. Certain reclassifications have been made to make prior periods comparable. Taxable-equivalent adjustments are the result of increasing income from tax-free loans and securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 35% federal income tax rate, thus making tax-exempt asset yields comparable to taxable asset yields.

Results of Operations
Net income available to common shareholders totaled $70.1 million, or $1.10 diluted per common share, for the three months ended March 31, 2015 compared to $59.2 million, or $0.96 diluted per common share, for the three months ended March 31, 2014. During the second quarter of 2014, we acquired WNB Bancshares, Inc. ("WNB"). Accordingly, the operating results of WNB are included with our results of operations since May 30, 2014. See Note 2 - Mergers and Acquisitions in the accompanying consolidated financial statements.
Selected income statement data, returns on average assets and average common equity and dividends per common share for the comparable periods was as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
Taxable-equivalent net interest income	$216,702	$187,795
Taxable-equivalent adjustment	35,999	27,460
Net interest income	180,703	160,335
Provision for loan losses	8,162	6,600
Net interest income after provision for loan losses	172,541	153,735
Non-interest income	83,215	77,490
Non-interest expense	171,511	157,941
Income before income taxes	84,245	73,284
Income taxes	12,082	12,096
Net income	72,163	61,188
Preferred stock dividends	2,016	2,016
Net income available to common shareholders	$70,147	$59,172
Earnings per common share – basic	$1.11	$0.97
Earnings per common share – diluted	1.10	0.96
Dividends per common share	0.51	0.50
Return on average assets	1.02%	1.00%
Return on average common equity	10.34	9.97
Average shareholders’ equity to average assets	10.37	10.63
Net income available to common shareholders for the three months ended March 31, 2015 increased $11.0 million, or 18.5% compared to the same period in 2014. The increase was primarily the result of a $20.4 million increase in net interest income and a $5.7 million increase in non-interest income partly offset by a $1.6 million increase in the provision for loan losses and a $13.6 million increase in non-interest expense.
Details of the changes in the various components of net income are further discussed below.
Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 68.5% of total revenue during the first quarter of 2015. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.
The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, remained at 3.25% for the entire year in 2014 and through the first quarter of 2015. Our loan portfolio is also impacted, to a lesser extent, by changes in the London Interbank Offered Rate (LIBOR). At March 31, 2015, the one-month and three-month U.S. dollar LIBOR rates were 0.18% and 0.27%, respectively, while at March 31, 2014, the one-month and three-month U.S. dollar LIBOR rates were 0.15% and 0.23%, respectively. The intended federal funds rate, which is the cost of immediately available overnight funds, remained at zero to 0.25% for the entire year in 2014 and through the first quarter of 2015.
Our balance sheet has historically been asset sensitive, meaning that earning assets generally reprice more quickly than interest-bearing liabilities. Therefore, our net interest margin was likely to increase in sustained periods of rising interest rates and decrease in sustained periods of declining interest rates. During the fourth quarter of 2007, in an effort to make our balance sheet less sensitive to changes in interest rates, we entered into various interest rate swaps which effectively converted certain variable-rate loans into fixed-rate instruments for a period of seven years. As a result of this action, our balance sheet was more interest-rate neutral and changes in interest rates had a less significant impact on our net interest margin than would have otherwise been the case. During the fourth quarter of 2009, a portion of the interest rate swaps on variable-rate loans was terminated, while the remaining interest rate swaps on variable-rate loans were terminated during the fourth quarter of 2010. These actions increased the asset sensitivity of our balance sheet. The accumulated gain on the interest rate swaps upon settlement was deferred and amortized over the original lives of the underlying swap contracts. The amortization of the deferred accumulated gain ended in October 2014. See Note 9 - Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report for additional information related to these interest rate swaps.
We are primarily funded by core deposits, with non-interest-bearing demand deposits historically being a significant source of funds. This lower-cost funding base is expected to have a positive impact on our net interest income and net interest margin in a rising interest rate environment. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. To date, we have not experienced any significant additional interest costs as a result of the repeal; however, we may begin to incur interest costs associated with certain demand deposits in the future as market conditions warrant. See Item 3. Quantitative and Qualitative Disclosures About Market Risk elsewhere in this report for information about the expected impact of this legislation on our sensitivity to interest rates. Further analysis of the components of our net interest margin is presented below.
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

Quarter to Date
March 31, 2015 vs. March 31, 2014
Due to changes in average volumes	$29,404
Due to changes in average interest rates	(497)
Total change	$28,907
Taxable-equivalent net interest income for the first quarter of 2015 increased $28.9 million, or 15.4%, compared to the same period in 2014. The increase was primarily related to an increase in the average volume of interest-earning assets. The average volume of interest-earning assets for the first quarter of 2015 increased $3.6 billion compared to the same period in 2014. The increase in earning assets reflected a $2.8 billion increase in average securities and a $1.5 billion increase in average loans, partly offset by a $704.9 million decrease in average interest-bearing deposits. The increase in the average volume of interest-earning assets during the first quarter of 2015 was partly related to the acquisition of WNB during the second quarter of 2014 in which we acquired cash and cash equivalents totaling $879.7 million, loans totaling $670.6 million and securities totaling $154.2 million.
The net interest margin decreased 1 basis point from 3.42% during the first quarter of 2014 to 3.41% during the first quarter of 2015. The net interest margin was negatively impacted by a decrease in the average yield on loans, as further discussed below. The net interest margin was positively impacted by an increase in the average yield on securities combined with a decrease in the relative proportion of average interest-earning assets invested in lower-yielding, interest-bearing deposits during the first quarter of 2015 compared to the same period in 2014. These items are more fully discussed below. The average yield on interest-earning assets decreased 1 basis point from 3.48% in the first quarter of 2014 to 3.47% in the first quarter of 2015 while the average cost of funds remained flat at 0.10% during both the first quarters of 2014 and 2015. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. As stated above, market interest rates have remained at historically low levels during the reported periods. The effect of lower average market interest rates during the reported periods on the average yield on average interest-earning assets was partly limited through October 2014 because of the aforementioned interest rate swaps on variable-rate loans.
The average volume of loans during the first quarter of 2015 increased $1.5 billion compared to the same period in 2014. Loans made up approximately 42.9% of average interest-earning assets during the first quarter of 2015 compared to 43.1% during the first quarter of 2014. As discussed above, we acquired $670.6 million in loans in connection with the acquisition of WNB during the second quarter of 2014. Loans generally have significantly higher yields compared to securities, interest-bearing deposits and federal funds sold and resell agreements and, as such, have a more positive effect on the net interest margin. The average yield on loans decreased 56 basis points from 4.48% during the first quarter of 2014 to 3.92% during the first quarter of 2015. The average yield on loans was negatively impacted by lower average spreads due to increased competition in loan pricing during the first quarter of 2015 compared to the same period in 2014. Furthermore, the decrease in the average yield on loans was also partly related to the aforementioned completion of the amortization of the deferred accumulated gain applicable to the settled interest rate swap contracts in October 2014. The amortization of the deferred accumulated gain positively impacted our average yield on loans by 40 basis points during the first quarter of 2014. In an effort to offset the loss of the amortization and its positive effect on our net interest income, we utilized $840 million in excess liquidity to purchase municipal securities during the third and fourth quarters of 2014. The higher yields associated with these securities relative to the yield that would have been received had these funds continued to be held as interest-bearing deposits and federal funds sold replaced the revenue stream from the amortization of the deferred accumulated gain applicable to the settled interest rate swaps so that our net interest income was not significantly impacted.
The average volume of securities during the first quarter of 2015 increased $2.8 billion compared to the same period in 2014. Securities made up approximately 45.0% of average interest-earning assets during the first quarter of 2015 compared to 39.7% during the first quarter of 2014. This increase was primarily related to the investment of excess liquidity from deposit growth, which included the aforementioned $840 million investment in municipal securities. The average yield on securities was 3.91% in the first quarter of 2015, increasing 10 basis points from 3.81% in the first quarter of 2014. The increase in the average yield on securities was partly related to an increase in the average yield on taxable securities. The average yield on taxable securities increased 16 basis points from 2.00% during the first quarter of 2014 to 2.16% during the first quarter of 2015. This increase is primarily due to the maturity of lower-yielding, shorter-duration U.S Treasury securities during 2014 which were subsequently replaced with higher-yielding, longer-duration U.S. Treasury securities. The increase in the average yield on securities was also partly due to an increase in the proportion of higher-yielding tax-exempt securities relative to lower-yielding taxable securities. The average taxable-equivalent yield on tax-exempt securities was 5.59% in the first quarter of 2015 compared to 5.57% in the first quarter of 2014.
Average federal funds sold, resell agreements and interest-bearing deposits during the first quarter of 2015 decreased $703.8 million compared to the same period in 2014. Federal funds sold, resell agreements and interest-bearing deposits made up approximately 12.1% of average interest-earning assets during the first quarter of 2015 compared to 17.3% during the first quarter of 2014. The combined average yield on federal funds sold, resell agreements and interest-bearing deposits was 0.26% during both the first quarters of 2015 and 2014. The decrease in average federal funds sold, resell agreements and interest-bearing deposits was primarily related to the reinvestment of such funds into higher-yielding loans and securities.
Average deposits increased $3.4 billion during the first quarter of 2015 compared to the same period in 2014. Average deposits in the first quarter of 2015 were impacted by the acquisition of $1.6 billion in deposits in connection with the acquisition of WNB during the second quarter of 2014. Average interest-bearing deposits for the first quarter of 2015 increased $1.6 billion compared to the same period in 2014, while average non-interest-bearing deposits for the first quarter of 2015 increased $1.8 billion compared to the same period in 2014. The ratio of average interest-bearing deposits to total average deposits was 58.3% during the first quarter of 2015 compared to 60.2% during the first quarter of 2014. The average cost of deposits is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-bearing deposits. The average cost of interest-bearing deposits and total deposits was 0.08% and 0.05%, respectively, during the first quarters of both 2015 and 2014.
Our net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.37% during the first quarter of 2015 compared to 3.38% during the first quarter of 2014. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.
Our hedging policies permit the use of various derivative financial instruments, including interest rate swaps, swaptions, caps and floors, to manage exposure to changes in interest rates. Details of our derivatives and hedging activities are set forth in Note 9 - Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report. Information regarding the impact of fluctuations in interest rates on our derivative financial instruments is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.
Provision for Loan Losses
The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $8.2 million for the first quarter of 2015 compared to $6.6 million for the first quarter of 2014. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Non-Interest Income
The components of non-interest income were as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
Trust and investment management fees	$27,161	$25,411
Service charges on deposit accounts	19,777	19,974
Insurance commissions and fees	14,635	13,126
Interchange and debit card transaction fees	4,643	4,243
Other charges, commissions and fees	8,441	8,207
Net gain (loss) on securities transactions	228	—
Other	8,330	6,529
Total	$83,215	$77,490
Total non-interest income for the three months ended March 31, 2015 increased $5.7 million, or 7.4%, compared to the same period in 2014. Changes in the various components of non-interest income are discussed in more detail below.
Trust and Investment Management Fees. Trust and investment management fees for the three months ended March 31, 2015 increased $1.8 million, or 6.9%, compared to the same period in 2014. Investment fees are the most significant component of trust and investment management fees, making up approximately 76.5% and 76.6% of total trust and investment management fees for the first three months of 2015 and 2014, respectively. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees.
The increase in trust and investment management fees during the three months ended March 31, 2015 compared to the same period in 2014 was primarily the result of an increase in trust investment fees (up $1.3 million), estate fees (up $428 thousand) and oil and gas fees (up $383 thousand) partly offset by a decrease in real estate fees (down $314 thousand). The increase in trust investment fees was partly due to higher average equity valuations during 2015 and an increase in the number of accounts. The increase in estate fees was partly related to higher valued estates, while the increase in oil and gas fees was partly related to increased mineral production and new lease bonus fees. The decrease in real estate fees was related to higher fees during the three months ended March 31, 2014 due to a single, significant transaction.
At March 31, 2015, trust assets, including both managed assets and custody assets, were primarily composed of equity securities (46.3% of assets), fixed income securities (39.8% of assets) and cash equivalents (7.9% of assets). The estimated fair value of these assets was $31.2 billion (including managed assets of $13.3 billion and custody assets of $17.9 billion) at March 31, 2015, compared to $30.5 billion (including managed assets of $13.0 billion and custody assets of $17.5 billion) at December 31, 2014 and $29.8 billion (including managed assets of $12.2 billion and custody assets of $17.6 billion) at March 31, 2014.
Service Charges on Deposit Accounts. Service charges on deposit accounts for the three months ended March 31, 2015 decreased $197 thousand, or 1.0%, compared to the same period in 2014. The decrease was primarily due to a decrease in overdraft/insufficient funds charges on consumer accounts (down $119 thousand) and a decrease in overdraft/insufficient funds charges on commercial accounts (down $74 thousand). Overdraft/insufficient funds charges totaled $7.3 million ($5.6 million consumer and $1.7 million commercial) during the first quarter of 2015 compared to $7.5 million ($5.7 million consumer and $1.8 million commercial) during the first quarter of 2014.
Insurance Commissions and Fees. Insurance commissions and fees for the three months ended March 31, 2015 increased $1.5 million, or 11.5%, compared to the same period in 2014. The increase during the three months ended March 31, 2015 was related to an increase in contingent commissions (up $1.4 million) and an increase in commission income (up $154 thousand). Insurance commissions and fees include contingent commissions totaling $3.8 million during the three months ended March 31, 2015 and $2.5 million during the same period in 2014. Contingent commissions primarily consist of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. Such commissions are seasonal in nature and are mostly received during the first quarter of each year. These commissions totaled $3.4 million and $2.0 million during the three months ended March 31, 2015 and 2014, respectively. Contingent commissions also include amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. These benefit plan related commissions totaled $428 thousand and $491 thousand during the three months ended March 31, 2015 and 2014, respectively.

Interchange and Debit Card Transaction Fees. Interchange fees, or “swipe” fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Interchange and debit card transaction fees consist of income from check card usage, point of sale income from PIN-based debit card transactions and ATM service fees. Interchange and debit card transaction fees for the three months ended March 31, 2015 increased $400 thousand, or 9.4%, compared to the same period in 2014. The increase was primarily due to increases in income from debit card transactions (up $305 thousand) and ATM service fees (up $95 thousand).
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
Other Charges, Commissions and Fees. Other charges, commissions and fees for the three months ended March 31, 2015 increased $234 thousand, or 2.9%, compared to the same period in 2014. The increase in other charges, commissions and fees included increases in income from unused balance fees on loan commitments (up $244 thousand), income from the sale of mutual funds (up $206 thousand), commission income related to the sale of money market accounts (up $182 thousand), letters of credit fees (up $162 thousand), origination fees collected on loans that did not fund (up $140 thousand) and investment banking and capital markets fees related to advisory services (up $139 thousand), among other things. These increases were partly offset by decreases in income related to the sale of annuities (down $646 thousand) and human resources consulting fee income (down $183 thousand), among other things.
Net Gain/Loss on Securities Transactions. During the three months ended March 31, 2015, we sold an available-for-sale U.S. Treasury security with an amortized cost totaling $223.8 million and realized a gain of $228 thousand on the sale. The security sold had a short term and low yield. The proceeds from the sale of this security were reinvested into longer-term, higher-yielding securities.
Other Non-Interest Income. Other non-interest income for the three months ended March 31, 2015 increased $1.8 million, or 27.6%, compared to the same period in 2014. The increase in other non-interest income was due in part to increases in income from customer derivative activities (up $1.1 million), gains on the sale of assets/foreclosed assets (up $861 thousand), income from public finance underwriting fees (up $520 thousand) and sundry and other miscellaneous income (up $344 thousand) partly offset by a decrease in mineral interest income (down $1.1 million). The increase in income from customer derivative transactions was primarily related to an increase in customer interest rate swap transaction fees. Sundry and other miscellaneous income during the three months ended March 31, 2015 included $348 thousand related to recovery of interest previously charged off in a prior year and $158 thousand related to distributions received on a small business investment company ("SBIC") investment. Mineral interest income is related to bonus, rental and shut-in payments and oil and gas royalties received from severed mineral interests on property owned by our wholly-owned non-banking subsidiary Main Plaza Corporation. The decrease in mineral interest income was partly related to lower energy prices and a decrease in production.
Non-Interest Expense
The components of non-interest expense were as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
Salaries and wages	$76,072	$70,217
Employee benefits	20,227	17,388
Net occupancy	15,081	12,953
Furniture and equipment	15,534	14,953
Deposit insurance	3,613	3,117
Intangible amortization	894	689
Other	40,090	38,624
Total	$171,511	$157,941
Total non-interest expense for the three months ended March 31, 2015 increased $13.6 million, or 8.6%, compared to the same period in 2014. The increase in non-interest expense was particularly impacted by the acquisition of WNB during the second quarter of 2014. Changes in the various components of non-interest expense are discussed below.

Salaries and Wages. Salaries and wages for the three months ended March 31, 2015 increased $5.9 million, or 8.3%, compared to the same period in 2014. The increase was primarily related to an increase in the number of employees, partly related to the acquisition of WNB, and normal annual merit and market increases and, to a lesser extent, increases in stock-based compensation, incentive compensation and overtime.
Employee Benefits. Employee benefits expense for the three months ended March 31, 2015 increased $2.8 million, or 16.3%, compared to the same period in 2014. The increase was mostly related to an increase in expenses related to our defined benefit retirement plans (up $1.3 million). During the first quarter of 2015, we recognized a combined net periodic pension expense of $818 thousand on our defined benefit retirement plans compared to a combined net periodic pension benefit of $456 thousand during the first quarter of 2014. The increase in net periodic pension expense was partly related to a decrease in the discount rate as well as changes in other actuarial assumptions. The increase in employee benefits expense was also partly related to increases in expenses related to our 401(k) and profit sharing plans (up $812 thousand), medical insurance expense (up $340 thousand) and payroll taxes (up $199 thousand).
Our defined benefit retirement and restoration plans were frozen effective as of December 31, 2001 and were replaced by a profit sharing plan. Management believes these actions helped to reduce the volatility in retirement plan expense. However, we still have funding obligations related to the defined benefit and restoration plans and could recognize retirement expense related to these plans in future years, which would be dependent on the return earned on plan assets, the level of interest rates and employee turnover.
Net Occupancy. Net occupancy expense for the three months ended March 31, 2015 increased $2.1 million, or 16.4%, compared to the same period in 2014. The increase was primarily related to increases in lease expense (up $1.1 million), property taxes (up $409 thousand), depreciation on leasehold improvements (up $245 thousand), expenses related to service contracts (up $156 thousand) and repairs and maintenance expense (up $156 thousand). The increases in these items were partly related to the additional facilities added in connection with the acquisition of WNB during the second quarter of 2014.
Furniture and Equipment. Furniture and equipment expense for the three months ended March 31, 2015 increased $581 thousand, or 3.9%, compared to the same period in 2014. The increase during the three months ended March 31, 2015 was primarily related to increases in software maintenance (up $828 thousand) partly offset by a decrease in software amortization (down $304 thousand).
Deposit Insurance. Deposit insurance expense totaled $3.6 million for the three months ended March 31, 2015 compared to $3.1 million for the three months ended March 31, 2014. The increase in deposit insurance expense for the first quarter of 2015 compared to the same period in 2014 was primarily related to an increase in assets.
Intangible Amortization. Intangible amortization is primarily related to core deposit intangibles and, to a lesser extent, intangibles related to customer relationships and non-compete agreements. Intangible amortization for the three months ended March 31, 2015 increased $205 thousand, or 29.8%, compared to the same period in 2014. Intangible amortization during the three months ended March 31, 2015 was impacted by the additional amortization related to the core deposit intangible recorded in connection with the acquisition of WNB during the second quarter of 2014. The impact of this additional amortization was partly limited by the completion of amortization of certain previously recognized intangible assets as well as a reduction in the annual amortization rate of certain previously recognized intangible assets as we use an accelerated amortization approach which results in higher amortization rates during the earlier years of the useful lives of intangible assets.
Other Non-Interest Expense. Other non-interest expense for the three months ended March 31, 2015 increased $1.5 million, or 3.8%, compared to the same period in 2014. Other non-interest expense during the first quarter of 2014 was impacted by expenses related to the acquisition of WNB during the second quarter of 2014. Acquisition related expenses included in other non-interest expense totaled $1.1 million during the three months ended March 31, 2014. These costs are included in sundry and other miscellaneous expense ($1.0 million), professional services expense ($55 thousand) and travel, meals and entertainment expense ($36 thousand). Excluding these acquisition related expenses during 2014, other non-interest expense for the three months ended March 31, 2015 effectively increased $2.6 million, or 7.0%, compared to the same period in 2014. This effective increase was partly related to increases in check card expense (up $792 thousand), professional services expense (up $676 thousand), sundry and other miscellaneous expenses (up $659 thousand) and data communications expense (up $443 thousand), among other things, partly offset by a decrease in donations expense (down $466 thousand), among other things.

Results of Segment Operations
Our operations are managed along two operating segments: Banking and Frost Wealth Advisors. A description of each business and the methodologies used to measure financial performance is described in Note 16 - Operating Segments in the accompanying notes to consolidated financial statements included elsewhere in this report. Net income (loss) by operating segment is presented below:

	Three Months Ended
	March 31, 2015	March 31, 2014
Banking	$67,718	$56,056
Frost Wealth Advisors	5,337	5,084
Non-Banks	(892)	48
Consolidated net income	$72,163	$61,188
Banking
Net income for the three months ended March 31, 2015 increased $11.7 million, or 20.8%, compared to the same period in 2014. The increase was primarily the result of a $20.3 million increase in net interest income and a $5.3 million increase in non-interest income partly offset by a $12.3 million increase in non-interest expense, a $1.6 million increase in the provision for loan losses and a $182 thousand increase in income tax expense.
Net interest income for the three months ended March 31, 2015 increased $20.3 million, or 12.7%, compared to the same period in 2014. The increase was primarily related to an increase in the average volume of interest-earning assets. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.
The provision for loan losses for the three months ended March 31, 2015 totaled $8.2 million compared to $6.6 million for the same period in 2014. See the analysis of the provision for loan losses included in the section captioned “Allowance for Loan Losses” included elsewhere in this discussion.
Non-interest income for the three ended March 31, 2015 increased $5.3 million, or 11.4%, compared to the same period in 2014. The increase was primarily related to increases in other non-interest income, insurance commissions and fees, other charges, commissions and fees and interchange and debit card transaction fees. The increase in other non-interest income was partly related to increases in income from customer derivative transactions, gains on the sale of assets/foreclosed assets, income from public finance underwriting and sundry and other miscellaneous income. The increase in insurance commissions and fees was primarily related to an increase in contingent commissions received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. The increase in other charges, commissions and fees was primarily related to increases in income from unused balance fees on loan commitments, letters of credit fees and origination fees collected on loans that did not fund. The increase in interchange and debit card transaction fees was primarily related to increases in income from debit card transactions and ATM service fees. See the analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for the three months ended March 31, 2015 increased $12.3 million, or 9.2%, compared to the same period in 2014. The increase was primarily related to increases in salaries and wages, employee benefits and net occupancy and, to a lesser extent, increases in furniture and fixtures expense, other non-interest expense, deposit insurance and intangible amortization. The increase in salaries and wages was primarily related to an increase in the number of employees, partly related to the acquisition of WNB, and normal annual merit and market increases and, to a lesser extent, increases in stock-based compensation, incentive compensation and overtime. The increase in employee benefits expense was primarily related to increases in expenses related to our defined benefit retirement plans as well as increases in expenses related to our 401(k) and profit sharing plans, medical insurance expense and payroll taxes. The increase in net occupancy was primarily related to increases in lease expense, property taxes, depreciation on leasehold improvements and expenses related to service contracts and repairs and maintenance. Net occupancy expense was partly impacted by the additional facilities added in connection with the acquisition of WNB during the second quarter of 2014. The increase in furniture and equipment expense was primarily related to an increase in software maintenance partly offset by a decrease in software amortization. The increase in other non-interest expense was partly related to increases in check card expense, professional services expense, sundry and other miscellaneous expenses and data communications expense, among other things, partly offset by a decrease in donations expense, among other things. See the analysis of these items included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.
Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $14.8 million during the three months ended March 31, 2015 and $13.3 million during the three months ended March 31, 2014. The increase was primarily related to an increases in contingent commissions and commission income. See the analysis of insurance commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion. Frost Insurance Agency also had consulting revenues totaling $176 thousand during the three months ended March 31, 2015 and $359 thousand during the three months ended March 31, 2014. Consulting revenues are primarily related to human resources consulting services and are reported as a component of other charges, commissions and fees.
Frost Wealth Advisors
Net income for the three months ended March 31, 2015 increased $253 thousand, or 5.0%, compared to the same period in 2014. The increase was primarily due to a $1.4 million increase in non-interest income and a $140 thousand increase in net interest income partly offset by a $1.2 million increase in non-interest expense and a $137 thousand increase in income tax expense.
Net interest income increased $140 thousand, or 8.8%, compared to the same period in 2014. The increase was primarily due to an increase in the average volume of funds provided due to an increase in the average volume of Frost Wealth Advisors' repurchase agreements and, to a lesser extent, an increase in the funds transfer price received for providing those funds.
Non-interest income for the three months ended March 31, 2015 increased $1.4 million, or 4.8%, compared to the same period in 2014. The increase was primarily related to an increase in trust and investment management fees partly offset by a decrease in other charges, commissions and fees. Trust and investment management fee income is the most significant income component for Frost Wealth Advisors. Investment fees are the most significant component of trust and investment management fees, making up approximately 76.5% of total trust and investment management fees for the first three months of 2015. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. The increase in trust and investment management fee income during the three months ended March 31, 2015 compared to the same period in 2014 was primarily the result of an increase in trust investment fees, estate fess and oil and gas fees partly offset by a decrease in real estate fees. The increase in trust investment fees was primarily due to higher average equity valuations during 2015 and an increase in the number of accounts. The decrease in other charges, commissions and fees was primarily related to a decrease in income related to the sale of annuities. See the analysis of trust and investment management fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for the three months ended March 31, 2015 increased $1.2 million, or 5.0%, compared to the same period in 2014. The increase was primarily related to increases in other non-interest expense (up $807 thousand) and salaries and wages (up $216 thousand). The increases in other non-interest expense were related to increases in various miscellaneous categories of expense and overhead cost allocations. The increase in salaries and wages were primarily related to normal annual merit and market increases.
Non-Banks
The Non-Banks operating segment had a net loss of $892 thousand for the three months ended March 31, 2015 compared to net income of $48 thousand for the same period in 2014. The decrease in net income during the three months ended March 31, 2015 was primarily due to a $1.0 million decrease in non-interest income, a $163 thousand increase in non-interest expense and a $96 thousand increase in net interest expense partly offset by a $333 thousand increase in income tax benefit.
The increase in net interest expense during the three months ended March 31, 2015 was primarily related to the $13.4 million in junior subordinated deferrable interest debentures acquired in connection with the acquisition of WNB during the second quarter of 2014. See Note 2 - Mergers and Acquisitions in the accompanying notes to consolidated financial statements included elsewhere in this report.
The decrease in non-interest income during the three months ended March 31, 2015 was primarily related to a decrease in mineral interest income. Mineral interest income is related to bonus, rental and shut-in payments and oil and gas royalties received from severed mineral interests on property owned by our wholly-owned non-banking subsidiary Main Plaza Corporation. The decrease in mineral interest income was partly related to lower energy prices and a decrease in production.
The increase in non-interest expense during the three months ended March 31, 2015 was primarily related to increases in other non-interest expense and salaries and employee benefits expense.
Income Taxes
We recognized income tax expense of $12.1 million, for an effective tax rate of 14.3% for the three months ended March 31, 2015 compared to $12.1 million, for an effective tax rate of 16.5% for the three months ended March 31, 2014. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies. The decrease in the effective tax rate during the three months ended March 31, 2015 was partly related to an increase in the relative proportion of tax-exempt income as we purchased additional tax-exempt municipal securities.

Average Balance Sheet
Average assets totaled $27.9 billion for the three months ended March 31, 2015 representing an increase of $3.9 billion, or 16.4%, compared to average assets for the same period in 2014. The growth in average assets was primarily funded by an increase in average deposits. Average assets during the three months ended March 31, 2015 were also partly impacted by the acquisition of WNB on May 30, 2014. See Note 2 - Mergers and Acquisitions in the accompanying consolidated financial statements included elsewhere in this report for additional information related to this acquisition. The increase was primarily reflected in earning assets, which increased $3.6 billion, or 16.1%, during the first quarter of 2015 compared to the same period of 2014. The increase in earning assets was primarily due to a $2.8 billion increase in average securities and a $1.5 billion increase in average loans. We acquired cash and cash equivalents totaling $879.7 million and loans totaling $670.6 million in connection with the acquisition of WNB. Total deposits averaged $23.9 billion for the first three months of 2015, increasing $3.4 billion, or 16.6%, compared to the same period in 2014. We acquired $1.6 billion of deposits in connection with the acquisition of WNB. Average interest-bearing deposit accounts totaled 58.3% and 60.2% of average total deposits during the first three months of 2015 and 2014, respectively.
Loans
Loans were as follows as of the dates indicated:

	March 31, 2015	Percentage of Total	December 31, 2014	Percentage of Total
Commercial and industrial:
Commercial	$5,582,282	49.8%	$5,429,206	49.4%
Leases	326,253	2.9	338,537	3.1
Total commercial and industrial	5,908,535	52.7	5,767,743	52.5
Commercial real estate:
Commercial mortgages	3,095,830	27.6	3,080,202	28.0
Construction	685,629	6.1	629,988	5.7
Land	292,966	2.6	291,907	2.7
Total commercial real estate	4,074,425	36.3	4,002,097	36.4
Consumer real estate:
Home equity loans	338,732	3.0	342,725	3.1
Home equity lines of credit	222,967	2.0	220,128	2.0
Other	290,704	2.6	286,198	2.6
Total consumer real estate	852,403	7.6	849,051	7.7
Total real estate	4,926,828	43.9	4,851,148	44.1
Consumer and other:
Consumer installment	395,879	3.5	385,479	3.5
Other	7,239	0.1	8,122	0.1
Total consumer and other	403,118	3.6	393,601	3.6
Unearned discounts	(23,668)	(0.2)	(24,957)	(0.2)
Total loans	$11,214,813	100.0%	$10,987,535	100.0%
Loans increased $227.3 million, or 2.1%, compared to December 31, 2014. The majority of our loan portfolio is comprised of commercial and industrial loans and real estate loans. Commercial and industrial loans made up 52.7% and 52.5% of total loans at March 31, 2015 and December 31, 2014, respectively, while real estate loans made up 43.9% and 44.1% of total loans, respectively, at those dates. Real estate loans include both commercial and consumer balances.
Commercial and industrial loans increased $140.8 million, or 2.4%, during the first quarter of 2015. Our commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with our loan policy guidelines. The commercial and industrial loan portfolio also includes commercial leases and purchased shared national credits ("SNC"s) which are discussed in more detail below.

Energy loans, which make up the largest concentration of loans in any single industry, were as follows:

	March 31, 2015	December 31, 2014
Energy loans:
Production	$1,225,783	$1,160,404
Service	302,061	319,618
Private client	138,010	131,031
Manufacturing	79,440	76,687
Transportation	62,923	76,179
Refining	7,419	7,439
Traders	3,413	2,587
Total energy loans	$1,819,049	$1,773,945
Purchased shared national credits are participations purchased from upstream financial organizations and tend to be larger in size than our originated portfolio. Our purchased SNC portfolio totaled $841.2 million at March 31, 2015, increasing $103.0 million, or 14.0%, from $738.2 million at December 31, 2014. At March 31, 2015, 63.4% of outstanding purchased SNCs were related to the energy industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the commercial and industrial portfolio, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of our customers. As a matter of policy, we generally only participate in SNCs for companies headquartered in or which have significant operations within our market areas. In addition, we must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.
Real estate loans increased $75.7 million, or 1.6%, during the first quarter of 2015. Real estate loans include both commercial and consumer balances. Commercial real estate loans totaled $4.1 billion at March 31, 2015 and represented 82.7% of total real estate loans. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. Our primary focus for the commercial real estate portfolio has been growth in loans secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan.
The consumer loan portfolio, including all consumer real estate and consumer installment loans, totaled $1.2 billion at both March 31, 2015 and December 31, 2014. Consumer real estate loans, increased $3.4 million, or 0.4%, from December 31, 2014. Combined, home equity loans and lines of credit made up 65.9% and 66.3% of the consumer real estate loan total at March 31, 2015 and December 31, 2014, respectively. We offer home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans. In general, we do not originate 1-4 family mortgage loans; however, from time to time, we may invest in such loans to meet the needs of our customers. Consumer installment loans, increased $10.4 million, or 2.7%, from December 31, 2014. The consumer installment loan portfolio primarily consists of automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents, and other similar types of credit facilities.

Non-Performing Assets
Non-performing assets and accruing past due loans are presented in the table below. Troubled debt restructurings on non-accrual status are reported as non-accrual loans. Troubled debt restructurings on accrual status are reported separately.

	March 31, 2015	December 31, 2014
Non-accrual loans:
Commercial and industrial	$33,601	$34,744
Commercial real estate	17,145	19,639
Commercial construction	2,740	2,792
Consumer real estate	2,347	2,212
Consumer and other	481	538
Total non-accrual loans	56,314	59,925
Restructured loans	—	—
Foreclosed assets:
Real estate	3,293	5,251
Other	—	—
Total foreclosed assets	3,293	5,251
Total non-performing assets	$59,607	$65,176

Ratio of non-performing assets to:
Total loans and foreclosed assets	0.53%	0.59%
Total assets	0.21	0.23
Accruing past due loans:
30 to 89 days past due	$47,068	$42,881
90 or more days past due	13,639	20,941
Total accruing past due loans	$60,707	$63,822
Ratio of accruing past due loans to total loans:
30 to 89 days past due	0.42%	0.39%
90 or more days past due	0.12%	0.19
Total accruing past due loans	0.54%	0.58%
Non-performing assets include non-accrual loans, troubled debt restructurings and foreclosed assets. Non-performing assets at March 31, 2015 decreased $5.6 million from December 31, 2014. Non-accrual commercial and industrial loans included one credit relationship in excess of $5 million as of March 31, 2015 and December 31, 2014. This credit relationship totaled $15.3 million at March 31, 2015 and $15.5 million at December 31, 2014. Non-accrual real estate loans primarily consist of land development, 1-4 family residential construction credit relationships and loans secured by office buildings and religious facilities. One credit relationship totaling $5.5 million at March 31, 2015 and $5.6 million at December 31, 2014 was included in both non-accrual commercial and industrial loans ($2.6 million at March 31, 2015 and $2.7 million at December 31, 2014) and non-accrual commercial real estate loans ($2.9 million at both March 31, 2015 and December 31, 2014).
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
Foreclosed assets represent property acquired as the result of borrower defaults on loans. Foreclosed assets are recorded at estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for loan losses. Regulatory guidelines require us to reevaluate the fair value of foreclosed assets on at least an annual basis. Our policy is to comply with the regulatory guidelines. Write-downs are provided for subsequent declines in value and are included in other non-interest expense along with other expenses related to maintaining the properties. Write-downs of foreclosed assets totaled $22 thousand $244 thousand, during the three months ended March 31, 2015 and 2014, respectively. There were no significant concentrations of any properties, to which the aforementioned write-downs relate, in any single geographic region.

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At March 31, 2015 and December 31, 2014, we had $24.7 million and $15.1 million in loans of this type which are not included in any one of the non-accrual, restructured or 90 days past due loan categories. At March 31, 2015, potential problem loans consisted of 9 credit relationships. Of the total outstanding balance at March 31, 2015, 36.6% related to two customers in manufacturing, 19.2% related to a general contractor and 10.9% related to a municipality. Weakness in these organizations’ operating performance and financial condition, among other factors, have caused us to heighten the attention given to these credits.
Allowance for Loan Losses
The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. Our allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. Our process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, classified and criticized loans and net charge-offs or recoveries, among other factors. The provision for loan losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance for loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools. See Note 4 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report for further details regarding our methodology for estimating the appropriate level of the allowance for loan losses.
The table below provides, as of the dates indicated, an allocation of the allowance for loan losses by loan type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	March 31, 2015	December 31, 2014
Commercial and industrial	$64,713	$59,192
Commercial real estate	27,105	27,163
Consumer real estate	4,907	5,178
Consumer and other	8,983	8,009
Unallocated	—	—
Total	$105,708	$99,542
The reserve allocated to commercial and industrial loans at March 31, 2015 increased $5.5 million compared to December 31, 2014. This increase was primarily related to increases in historical valuation allowances, reserves allocated for excessive industry concentrations and highly leveraged credit relationships and a decrease in the adjustment for recoveries partly offset by a decrease in the reserve allocated for general macroeconomic risk. Historical valuation allowances increased $2.9 million from $32.4 million at December 31, 2014 to $35.3 million at March 31, 2015. The increase in historical valuation allowances was primarily due to an increase in the volume of non-classified commercial and industrial loans, particularly those graded as special mention (risk grade 10) and watch (risk grade 9) and, to a lesser extent, an increase in the volume of classified loans. The impact of these volume increases was partly offset by decreases in the historical loss allocation factors applied to certain categories of non-classified and classified commercial and industrial loans. Classified commercial and industrial loans (loans having a risk grade of 11, 12 or 13) totaled $102.6 million at March 31, 2015 compared to $95.0 million at December 31, 2014. The reserves allocated for excessive industry concentrations increased $3.8 million from $2.1 million at December 31, 2014 to $5.9 million at March 31, 2015 primarily due to increased risk concentrations related to energy production and energy service credits. The weighted average risk-grade for energy loans was 6.07 at March 31, 2015 compared to 5.45 at December 31, 2014. The reserves allocated for highly leveraged credit relationships increased $1.4 million from $4.0 million at December 31, 2014 to $5.4 million at March 31, 2015 primarily due to an increase in the volume of such credit relationships, which were mostly pass-grade, non-energy related commercial and industrial loans with commitments in excess of $10.0 million. The adjustment for recoveries decreased $1.0 million from $6.2 million at December 31, 2014 to $5.2 million at March 31, 2015 primarily due to the lower level of recoveries, on an annualized basis, experienced in the first three months of 2015 relative to adjusted annual recoveries for 2014. The reserve allocated for general macroeconomic risk totaled $2.8 million at March 31, 2015 compared to $7.7 million at December 31, 2014. At December 31, 2014, the level of the reserve for general macroeconomic risk reflected the prevailing market conditions, particularly the uncertainty associated with decreasing oil prices. Since that time, oil prices have appeared to stabilize and increase slightly from recent lows. The decrease in the reserve allocated for general macroeconomic risk resulted as the risks associated with decreased oil prices are now reflected in other components of the overall reserves allocated for commercial and industrial loans, primarily the aforementioned increase in allocations for excessive industry concentrations.
The reserve allocated to commercial real estate loans at March 31, 2015 decreased $58 thousand compared to December 31, 2014 as a decrease in the reserve for general macroeconomic risk was mostly offset by a decrease in the adjustment for recoveries combined with increases in reserves allocated for highly leveraged credit relationships, large relationship concentrations, distressed industries and credit and collateral exceptions. The reserve allocated for general macroeconomic risk totaled $1.2 million at March 31, 2015 compared to $3.5 million at December 31, 2014. The decrease reflects, in part, positive trends related to commercial real estate loan charge-offs and classified commercial real estate loans. Net commercial real estate loan charge-offs totaled $306 thousand during the first quarter of 2015 decreasing $1.3 million compared to $1.6 million during the first quarter of 2014. Classified commercial real estate loans totaled $60.8 million at March 31, 2015 compared to $65.8 million at December 31, 2014. The adjustment for recoveries decreased $1.1 million from $1.8 million at December 31, 2014 to $698 thousand at March 31, 2015 primarily due to the lower level of recoveries, on an annualized basis, experienced in the first three months of 2015 relative to adjusted annual recoveries for 2014. The reserve allocated for highly leveraged credit relationships and the reserve allocated for large credit relationships increased $360 thousand and $296 thousand, respectively, from December 31, 2014 to March 31, 2015 primarily due to increases in the volumes of such credit relationships. The distressed industries allocation related to commercial real estate loans increased $231 thousand while reserves allocated for credit and collateral exceptions increased $227 thousand.
The reserve allocated to consumer real estate loans at March 31, 2015 decreased $271 thousand compared to December 31, 2014. This decrease was primarily due to a decrease in the reserve for general macroeconomic risk partly offset by a decrease in the adjustment for recoveries and increases in historical valuation allowances and the allocation for loans not reviewed by concurrence.
The reserve allocated to consumer and other loans at March 31, 2015 increased $1.0 million compared to December 31, 2014. The increase was primarily related to an increase in the historical valuation allowances due to an increase in the historical loss allocation factor applied to consumer and other loans and an increase in the volume of such loans combined with an increase in the environmental risk adjustment. These increases were partly offset by a decrease in the reserve allocated for general macroeconomic risk.
Activity in the allowance for loan losses is presented in the following table.

	Three Months Ended
	March 31, 2015	March 31, 2014
Balance at beginning of period	$99,542	$92,438
Provision for loan losses	8,162	6,600
Charge-offs:
Commercial and industrial	(2,132)	(2,367)
Commercial real estate	(478)	(1,791)
Consumer real estate	(80)	(21)
Consumer and other	(2,805)	(2,487)
Total charge-offs	(5,495)	(6,666)
Recoveries:
Commercial and industrial	1,282	671
Commercial real estate	172	213
Consumer real estate	52	44
Consumer and other	1,993	1,856
Total recoveries	3,499	2,784
Net charge-offs	(1,996)	(3,882)
Balance at end of period	$105,708	$95,156

Ratio of allowance for loan losses to:
Total loans	0.94%	0.98%
Non-accrual loans	187.71	192.22
Ratio of annualized net charge-offs to average total loans	0.07	0.16

The provision for loan losses increased $1.6 million, or 23.7% during the three months ended March 31, 2015 compared to the same period in 2014. The increase in the provision for loan losses during the three months ended March 31, 2015 was partly related to an increase in the volume of loans as well as increases in the weighted-average risk grades of our energy and other commercial and industrial loan portfolios and our commercial real estate loan portfolios. The overall weighted-average risk grades of these portfolios was 6.46 at March 31, 2015 compared to 6.29 at December 31, 2014. The ratio of the allowance for loan losses to total loans was 0.94% at March 31, 2015 compared to 0.91% at December 31, 2014. Management believes the recorded amount of the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, our estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.
Capital and Liquidity
Capital. Shareholders’ equity totaled $2.9 billion at both March 31, 2015 and December 31, 2014. In addition to net income of $72.2 million, other sources of capital during the three months ended March 31, 2015 included other comprehensive income, net of tax, of $18.3 million, $2.6 million related to stock-based compensation and $728 thousand in proceeds from stock option exercises and related tax benefits of $74 thousand. Uses of capital during the three months ended March 31, 2015 included $34.3 million of dividends paid on preferred and common stock.
The accumulated other comprehensive income/loss component of shareholders’ equity totaled a net, after-tax, unrealized gain of $160.1 million at March 31, 2015 compared to a net, after-tax, unrealized gain of $141.8 million at December 31, 2014. The increase was primarily due to a $22.3 million net after-tax increase in the net unrealized gain on securities available for sale and a $1.1 million net after-tax decrease in the net actuarial loss of our defined benefit post-retirement benefit plans partly offset by a $5.1 million net after-tax decrease in the net unrealized gain on securities transferred to held to maturity.
The Basel III Capital Rules became effective for Cullen/Frost and Frost Bank on January 1, 2015 (subject to a phase-in period for certain provisions). In connection with the adoption of the Basel III Capital Rules, we elected to opt-out of the requirement to include most components of accumulated other comprehensive income in regulatory capital. Accordingly, amounts reported as accumulated other comprehensive income/loss related to securities available for sale, effective cash flow hedges and defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. See Note 8 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.
We paid quarterly dividends of $0.51 per common share during the first quarter of 2015 and quarterly dividends of $0.50 per common share during the first quarter of 2014. This equates to a common stock dividend payout ratio of 46.0% and 51.5% during the first quarters of 2015 and 2014, respectively. Under the terms of the junior subordinated deferrable interest debentures that we issued to Cullen/Frost Capital Trust II and WNB Capital Trust I, we have the right at any time during the term of the debentures to defer the payment of interest at any time or from time to time for an extension period not exceeding 20 consecutive quarterly periods with respect to each extension period. Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our capital stock is subject to certain restrictions during any such extension period.
Under the terms of our Series A Preferred Stock, our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our common stock or any of our securities that rank junior to our Series A Preferred Stock is subject to certain restrictions in the event that we do not declare and pay dividends on our Series A Preferred Stock for the most recent dividend period.
Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. Stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. We did not have any active stock repurchase plans during the first quarter of 2015. See Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds, included elsewhere in this report, for details of stock repurchases during the quarter.
Liquidity. Liquidity measures the ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate market opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds. The objective of our liquidity management is to manage cash flow and liquidity reserves so that they are adequate to fund our operations and to meet obligations and other commitments on a timely basis and at a reasonable cost. We seek to achieve this objective and ensure that funding needs are met by maintaining an appropriate level of liquid funds through asset/liability management, which includes managing the mix and time to maturity of financial assets and financial liabilities on our balance sheet. Our liquidity position is enhanced by our ability to raise additional funds as needed in the wholesale markets.
Asset liquidity is provided by liquid assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash, interest-bearing deposits in banks, securities available for sale, maturities and cash flow from securities held to maturity, and federal funds sold and resell agreements.
Liability liquidity is provided by access to funding sources which include core deposits and correspondent banks in our natural trade area that maintain accounts with and sell federal funds to Frost Bank, as well as federal funds purchased and repurchase agreements from upstream banks and deposits obtained through financial intermediaries.
Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of March 31, 2015, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity, that would have a material adverse effect on us.
Since Cullen/Frost is a holding company and does not conduct operations, our primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 8 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At March 31, 2015, Cullen/Frost had liquid assets, including cash and resell agreements, totaling $289.7 million.
Accounting Standards Updates
See Note 18 - Accounting Standards Updates in the accompanying notes to consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on our financial statements.

Consolidated Average Balance Sheets and Interest Income Analysis - Quarter To Date
(Dollars in thousands - taxable-equivalent basis)

	March 31, 2015			March 31, 2014
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$3,114,583	$1,970	0.26%	$3,819,492	$2,404	0.26%
Federal funds sold and resell agreements	20,597	20	0.39	19,452	20	0.42
Securities:
Taxable	5,698,533	30,172	2.16	4,372,851	21,403	2.00
Tax-exempt	5,919,544	81,091	5.59	4,450,382	61,525	5.57
Total securities	11,618,077	111,263	3.91	8,823,233	82,928	3.81
Loans, net of unearned discounts	11,073,389	107,120	3.92	9,577,538	105,814	4.48
Total Earning Assets and Average Rate Earned	25,826,646	220,373	3.47	22,239,715	191,166	3.48
Cash and due from banks	564,469			566,713
Allowance for loan losses	(101,558)			(94,406)
Premises and equipment, net	461,646			317,463
Accrued interest and other assets	1,184,735			977,113
Total Assets	$27,935,938			$24,006,598

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$9,110,255			$7,388,236
Correspondent banks	373,584			355,881
Public funds	476,986			409,054
Total non-interest-bearing demand deposits	9,960,825			8,153,171
Interest-bearing deposits:
Private accounts
Savings and interest checking	4,769,255	247	0.02	3,953,601	220	0.02
Money market deposit accounts	7,840,118	2,019	0.10	6,960,570	1,804	0.11
Time accounts	923,967	454	0.20	942,941	467	0.20
Public funds	418,033	36	0.03	500,796	70	0.06
Total interest-bearing deposits	13,951,373	2,756	0.08	12,357,908	2,561	0.08
Total deposits	23,912,198	2756		20,511,079
Federal funds purchased and repurchase agreements	615,722	36	0.02	503,729	27	0.02
Junior subordinated deferrable interest debentures	137,115	655	1.91	123,712	561	1.81
Subordinated notes payable and other notes	100,000	224	0.90	100,000	222	0.89
Total Interest-Bearing Funds and Average Rate Paid	14,804,210	3,671	0.10	13,085,349	3,371	0.10
Accrued interest and other liabilities	274,221			215,569
Total Liabilities	25,039,256			21,454,089
Shareholders’ Equity	2,896,682			2,552,509
Total Liabilities and Shareholders’ Equity	$27,935,938			$24,006,598
Net interest income		$216,702			$187,795
Net interest spread			3.37%			3.38%
Net interest income to total average earning assets			3.41%			3.42%
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
Refer to the discussion of market risks included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the 2014 Form 10-K. There has been no significant change in the types of market risks we face since December 31, 2014.
We utilize an earnings simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months. The model measures the impact on net interest income relative to a flat-rate case scenario of hypothetical fluctuations in interest rates over the next 12 months. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet. The impact of interest rate derivatives, such as interest rate swaps, caps and floors, is also included in the model. Other interest rate-related risks such as prepayment, basis and option risk are also considered.
For modeling purposes, as of March 31, 2015, the model simulations projected that a 100 basis point ratable increase in interest rates would result in a negative variance in net interest income of 0.1% and a 200 basis point ratable increase in interest rates would result in a positive variance in net interest income of 0.1%, relative to the flat-rate case over the next 12 months, while a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 2.9.% relative to the flat-rate case over the next 12 months. The March 31, 2015 model simulations were impacted by the assumption, for modeling purposes, that we will begin to pay interest on demand deposits (those not already receiving an earnings credit rate) in the second quarter of 2015, as further discussed below. As of March 31, 2014, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 0.2% and 1.1%, respectively, relative to the flat-rate case over the next 12 months, while a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 3.0% relative to the flat-rate case over the next 12 months. The March 31, 2014 model simulations were impacted by the assumption, for modeling purposes, that we would begin to pay interest on demand deposits in the second quarter of 2014. The likelihood of a decrease in interest rates beyond 25 basis points as of March 31, 2015 and 2014 was considered to be remote given prevailing interest rate levels.
The model simulations as of March 31, 2015 indicate that our balance sheet is less asset sensitive in comparison to our balance sheet as of March 31, 2014. The decrease in asset sensitivity is primarily due to an increase in the relative proportion of interest-earning assets invested in fixed-rate securities and a decrease in the relative proportion of interest-earning assets invested in variable-rate interest-bearing deposits, which generally reprice as market interest rates change. The growth in our balance sheet since the first quarter of 2014 was partly funded by significant deposit growth. Additionally, during the second quarter of 2014, we acquired WNB Bancshares, Inc. (See Note 2 - Mergers and Acquisitions included in the notes to consolidated financial statements elsewhere in this report). In connection with the acquisition, we acquired cash and cash equivalents totaling $879.7 million and loans totaling $670.6 million. We also acquired deposits totaling $1.6 billion. The acquisition of WNB did not significantly impact our sensitivity to interest rate changes relative to our exposure prior to the acquisition.
As mentioned above, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) repealed the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. To date, we have not experienced any significant additional interest costs as a result of the repeal; however, we may begin to incur interest costs associated with certain demand deposits in the future as market conditions warrant. If this were to occur, our balance sheet would likely become more liability sensitive. Because the interest rate that will ultimately be paid on these demand deposits depends upon a variety of factors, some of which are beyond our control, we assumed an aggressive pricing structure for the purposes of the model simulations discussed above with interest payments beginning in the second quarter of 2015. Should the actual interest rate paid on demand deposits be less than the rate assumed in the model simulations, or should the interest rate paid for demand deposits become an administered rate with less direct correlation to movements in general market interest rates, our balance sheet could be more asset sensitive than the model simulations might otherwise indicate.
As of March 31, 2015, the effects of a 200 basis point increase and a 25 basis point decrease in interest rates on our derivative holdings would not result in a significant variance in our net interest income.
The effects of hypothetical fluctuations in interest rates on our securities classified as “trading” under ASC Topic 320, “Investments—Debt and Equity Securities,” are not significant, and, as such, separate quantitative disclosure is not presented.

Item 4. Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the last fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
We and our subsidiaries are subject to various claims and legal actions that have arisen in the course of conducting business. Management does not expect the ultimate disposition of these matters to have a material adverse impact on our financial statements.
Item 1A. Risk Factors
There has been no material change in the risk factors disclosed under Item 1A. of our 2014 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases we made or were made on our behalf or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended March 31, 2015. Dollar amounts in thousands.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plan at the End of the Period
January 1, 2015 to January 31, 2015	—	$—	—	$—
February 1, 2015 to February 28, 2015	—	—	—	—
March 1, 2015 to March 31, 2015	—	—	—	—
Total	—	$—	—	—

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

Cullen/Frost Bankers, Inc.
(Registrant)

Date:	April 29, 2015	By:	/s/ Jerry Salinas
Jerry Salinas
Group Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer, Principal Financial
Officer and Principal Accounting Officer)