Form 10-Q
period 2015-06-30
CULLEN/FROST BANKERS, INC.
filed 2015-07-29
CIK 39263

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2015
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of July 22, 2015 there were 63,193,103 shares of the registrant’s Common Stock, $.01 par value, outstanding.

Cullen/Frost Bankers, Inc.
Quarterly Report on Form 10-Q
June 30, 2015

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Cullen/Frost Bankers, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	June 30, 2015	December 31, 2014
Assets:
Cash and due from banks	$559,787	$702,485
Interest-bearing deposits	2,689,717	3,630,846
Federal funds sold and resell agreements	19,042	30,792
Total cash and cash equivalents	3,268,546	4,364,123
Securities held to maturity, at amortized cost	2,795,676	2,926,486
Securities available for sale, at estimated fair value	8,643,586	8,461,254
Trading account securities	16,596	15,426
Loans, net of unearned discounts	11,400,824	10,987,535
Less: Allowance for loan losses	(106,607)	(99,542)
Net loans	11,294,217	10,887,993
Premises and equipment, net	525,692	442,170
Goodwill	654,668	654,668
Other intangible assets, net	10,382	12,125
Cash surrender value of life insurance policies	173,639	172,050
Accrued interest receivable and other assets	398,591	341,480
Total assets	$27,781,593	$28,277,775

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$10,157,812	$10,149,061
Interest-bearing deposits	13,683,342	13,986,869
Total deposits	23,841,154	24,135,930
Federal funds purchased and repurchase agreements	592,364	803,119
Junior subordinated deferrable interest debentures	137,115	137,115
Other long-term borrowings	100,000	100,000
Accrued interest payable and other liabilities	239,293	250,208
Total liabilities	24,909,926	25,426,372

Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; 6,000,000 Series A shares ($25 liquidation preference) issued at June 30, 2015 and December 31, 2014	144,486	144,486
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 63,632,464 shares issued at June 30, 2015 and December 31, 2014	637	637
Additional paid-in capital	892,563	886,476
Retained earnings	1,783,222	1,710,324
Accumulated other comprehensive income, net of tax	82,297	141,814
Treasury stock, at cost; 452,138 shares at June 30, 2015 and 483,041 shares at December 31, 2014	(31,538)	(32,334)
Total shareholders’ equity	2,871,667	2,851,403
Total liabilities and shareholders’ equity	$27,781,593	$28,277,775
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income:
Loans, including fees	$108,105	$110,605	$213,771	$214,920
Securities:
Taxable	27,917	22,114	58,089	43,517
Tax-exempt	48,053	37,969	94,599	73,533
Interest-bearing deposits	1,836	2,681	3,806	5,085
Federal funds sold and resell agreements	21	23	41	43
Total interest income	185,932	173,392	370,306	337,098
Interest expense:
Deposits	2,182	2,567	4,938	5,128
Federal funds purchased and repurchase agreements	38	34	74	61
Junior subordinated deferrable interest debentures	672	601	1,327	1,162
Other long-term borrowings	231	224	455	446
Total interest expense	3,123	3,426	6,794	6,797
Net interest income	182,809	169,966	363,512	330,301
Provision for loan losses	2,873	4,924	11,035	11,524
Net interest income after provision for loan losses	179,936	165,042	352,477	318,777
Non-interest income:
Trust and investment management fees	26,472	26,748	53,633	52,159
Service charges on deposit accounts	20,033	20,462	39,810	40,436
Insurance commissions and fees	10,130	9,823	24,765	22,949
Interchange and debit card transaction fees	4,917	4,627	9,560	8,870
Other charges, commissions and fees	10,113	8,550	18,554	16,757
Net gain (loss) on securities transactions	—	2	228	2
Other	7,317	8,938	15,647	15,467
Total non-interest income	78,982	79,150	162,197	156,640
Non-interest expense:
Salaries and wages	76,633	70,473	152,705	140,690
Employee benefits	17,339	14,806	37,566	32,194
Net occupancy	16,429	13,733	31,510	26,686
Furniture and equipment	15,649	15,207	31,183	30,160
Deposit insurance	3,563	3,145	7,176	6,262
Intangible amortization	849	783	1,743	1,472
Other	42,777	45,800	82,867	84,424
Total non-interest expense	173,239	163,947	344,750	321,888
Income before income taxes	85,679	80,245	169,924	153,529
Income taxes	12,602	13,541	24,684	25,637
Net income	73,077	66,704	145,240	127,892
Preferred stock dividends	2,015	2,015	4,031	4,031
Net income available to common shareholders	$71,062	$64,689	$141,209	$123,861

Earnings per common share:
Basic	$1.12	$1.04	$2.23	$2.01
Diluted	1.11	1.03	2.22	1.99
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$73,077	$66,704	$145,240	$127,892
Other comprehensive income (loss), before tax:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	(113,268)	45,112	(78,741)	66,543
Change in net unrealized gain on securities transferred to held to maturity	(8,207)	(9,175)	(16,094)	(18,373)
Reclassification adjustment for net (gains) losses included in net income	—	(2)	(228)	(2)
Total securities available for sale and transferred securities	(121,475)	35,935	(95,063)	48,168
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	1,749	671	3,498	1,343
Derivatives:
Reclassification adjustment for gains on interest rate swaps on variable-rate loans included in net income	—	(9,345)	—	(18,690)
Other comprehensive income (loss), before tax	(119,726)	27,261	(91,565)	30,821
Deferred tax expense (benefit) related to other comprehensive income	(41,904)	9,541	(32,048)	10,787
Other comprehensive income (loss), net of tax	(77,822)	17,720	(59,517)	20,034
Comprehensive income (loss)	$(4,745)	$84,424	$85,723	$147,926
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

	Six Months Ended June 30,
	2015	2014
Total shareholders’ equity at beginning of period	$2,851,403	$2,514,161
Net income	145,240	127,892
Other comprehensive income (loss)	(59,517)	20,034
Stock option exercises (171,474 shares in 2015 and 384,775 shares in 2014)	8,950	20,109
Stock compensation expense recognized in earnings	5,337	4,696
Tax benefits related to stock compensation	750	1,664
Common stock issued in acquisition of WNB Bancshares (2,000,000 shares in 2014)	—	149,720
Purchase of treasury stock (140,571 shares in 2015)	(10,594)	—
Cash dividends – preferred stock (approximately $0.67 per share in both 2015 and in 2014)	(4,031)	(4,031)
Cash dividends – common stock ($1.04 per share in 2015 and $1.01 per share in 2014)	(65,871)	(62,660)
Total shareholders’ equity at end of period	$2,871,667	$2,771,585
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Six Months Ended June 30,
	2015	2014
Operating Activities:
Net income	$145,240	$127,892
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	11,035	11,524
Deferred tax expense (benefit)	(7,404)	(4,534)
Accretion of loan discounts	(6,951)	(7,370)
Securities premium amortization (discount accretion), net	35,511	28,359
Net (gain) loss on securities transactions	(228)	(2)
Depreciation and amortization	20,175	19,434
Net (gain) loss on sale/write-down of assets/foreclosed assets	(845)	939
Stock-based compensation	5,337	4,696
Net tax benefit (deficiency) from stock-based compensation	(3)	12
Excess tax benefits from stock-based compensation	(753)	(1,652)
Earnings on life insurance policies	(1,814)	(1,413)
Net change in:
Trading account securities	(212)	909
Accrued interest receivable and other assets	(64,974)	(34,943)
Accrued interest payable and other liabilities	(17,811)	(43,639)
Net cash from operating activities	116,303	100,212

Investing Activities:
Securities held to maturity:
Purchases	—	—
Maturities, calls and principal repayments	103,580	43,271
Securities available for sale:
Purchases	(931,021)	(3,303,838)
Sales	223,987	2,028
Maturities, calls and principal repayments	471,195	3,270,776
Net change in loans	(410,449)	(490,836)
Net cash (paid) received in acquisitions	—	830,661
Proceeds from sales of premises and equipment	10	28
Purchases of premises and equipment	(96,805)	(44,618)
Proceeds from sales of repossessed properties	3,947	3,410
Net cash from investing activities	(635,556)	310,882

Financing Activities:
Net change in deposits	(294,776)	203,777
Net change in short-term borrowings	(210,755)	(105,451)
Proceeds from stock option exercises	8,950	20,109
Excess tax benefits from stock-based compensation	753	1,652
Purchase of treasury stock	(10,594)	—
Cash dividends paid on preferred stock	(4,031)	(4,031)
Cash dividends paid on common stock	(65,871)	(62,660)
Net cash from financing activities	(576,324)	53,396

Net change in cash and cash equivalents	(1,095,577)	464,490
Cash and equivalents at beginning of period	4,364,123	4,556,125
Cash and equivalents at end of period	$3,268,546	$5,020,615

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(Table amounts in thousands, except for share and per share amounts)
Note 1 - Significant Accounting Policies
Nature of Operations. Cullen/Frost Bankers, Inc. (“Cullen/Frost”) is a financial holding company and a bank holding company headquartered in San Antonio, Texas that provides, through our subsidiaries, a broad array of products and services throughout numerous Texas markets. In addition to general commercial and consumer banking, other products and services offered include trust and investment management, insurance, brokerage, leasing, treasury management, capital markets advisory and item processing.
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
Cash Flow Reporting. Additional cash flow information was as follows:

	Six Months Ended June 30,
	2015	2014
Cash paid for interest	$6,845	$6,461
Cash paid for income taxes	22,300	27,188
Significant non-cash transactions:
Securities purchased not yet settled	50,567	—
Loans foreclosed and transferred to other real estate owned and foreclosed assets	161	1,622
Loans to facilitate the sale of other real estate owned	20	102
Reclassifications and Restatements. Certain items in prior financial statements have been reclassified to conform to the current presentation. Additionally, certain items in prior financial statements have been restated to reflect adjustments to initially reported provisional amounts recognized in business combinations so that the prior financial statements are reported as if the adjusted amounts had been known as of the measurement date of the business combination. In that regard, during 2015, we made acquisition valuation adjustments impacting certain assets acquired in connection with the acquisition of WNB Bancshares, Inc. (See Note 2 - Mergers and Acquisitions). As a result of these adjustments, our consolidated balance sheet as of December 31, 2014 reflects a $718 thousand increase in goodwill and a $718 thousand decrease in premises and equipment and our consolidated income statements for the three and six months ended June 30, 2014 reflect a $234 thousand increase in net income available to common shareholders when compared to previously reported amounts. The increase in net income impacted both basic and diluted earnings per common share for the three months ended June 30, 2014 and basic earnings per share for the six months ended June 30, 2014 by increasing previously reported amounts by $0.01, respectively. Other prior year comparative financial information reflects adjustments to our previously reported consolidated balance sheet as of June 30, 2014. These adjustments include a $2.0 million decrease in loans, a $777 thousand decrease in premises and equipment, a $5.6 million increase in goodwill, a $1.5 million decrease in intangible assets and a $911 thousand increase in shareholders' equity.

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
The acquisition of WNB was accounted for using the acquisition method with all cash consideration funded through internal sources. The operating results of WNB are included with our results of operations since the date of acquisition. The total purchase price paid for the acquisition of WNB was allocated based on the fair values of the assets acquired and liabilities assumed as set forth below.

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
As part of the approval process in connection with the acquisition of WNB, we agreed with the Federal Reserve that before bringing it any further expansionary proposals, except for proposed branches serving majority minority areas within our existing markets, we would enhance certain compliance programs, including those related to fair lending. We are currently working on these enhancements.

Note 3 - Securities
A summary of the amortized cost and estimated fair value of securities, excluding trading securities, is presented below.

	June 30, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity
U.S. Treasury	$249,222	$12,575	$—	$261,797	$249,009	$14,604	$—	$263,613
Residential mortgage-backed securities	6,960	60	10	7,010	8,012	92	—	8,104
States and political subdivisions	2,538,144	24,278	18,589	2,543,833	2,668,115	34,243	9,035	2,693,323
Other	1,350	—	—	1,350	1,350	—	—	1,350
Total	$2,795,676	$36,913	$18,599	$2,813,990	$2,926,486	$48,939	$9,035	$2,966,390
Available for Sale
U.S. Treasury	$3,712,335	$35,008	$4,794	$3,742,549	$3,783,899	$30,594	$3,241	$3,811,252
U.S. Government agencies/corporations	10,002	—	—	10,002	—	—	—	—
Residential mortgage-backed securities	1,165,458	56,322	873	1,220,907	1,331,114	68,027	417	1,398,724
States and political subdivisions	3,593,042	63,178	28,503	3,627,717	3,104,563	104,500	156	3,208,907
Other	42,411	—	—	42,411	42,371	—	—	42,371
Total	$8,523,248	$154,508	$34,170	$8,643,586	$8,261,947	$203,121	$3,814	$8,461,254
All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. At June 30, 2015, approximately 97.6% of the securities in our municipal bond portfolio were issued by political subdivisions or agencies within the State of Texas, of which approximately 64.3% are either guaranteed by the Texas Permanent School Fund, which has a “triple A” insurer financial strength rating, or secured by U.S. Treasury securities via defeasance of the debt by the issuers. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the above table. The carrying value of securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $2.8 billion at June 30, 2015 and $3.0 billion and December 31, 2014.
During 2012, we reclassified certain securities from available for sale to held to maturity. The securities had an aggregate fair value of $2.3 billion with an aggregate net unrealized gain of $165.7 million ($107.7 million, net of tax) on the date of the transfer. The net unamortized, unrealized gain on the transferred securities included in accumulated other comprehensive income in the accompanying balance sheet as of June 30, 2015 totaled $77.8 million ($50.6 million, net of tax). This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities.
As of June 30, 2015, securities with unrealized losses, segregated by length of impairment, were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Held to Maturity
Residential mortgage-backed securities	$5,123	$10	$—	$—	$5,123	$10
States and political subdivisions	$845,645	$11,126	$251,968	$7,463	$1,097,613	$18,589
Total	$850,768	$11,136	$251,968	$7,463	$1,102,736	$18,599
Available for Sale
U.S. Treasury	$522,998	$4,794	$—	$—	$522,998	$4,794
Residential mortgage-backed securities	32,437	393	11,832	480	44,269	873
States and political subdivisions	1,365,860	28,503	—	—	1,365,860	28,503
Total	$1,921,295	$33,690	$11,832	$480	$1,933,127	$34,170

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer and (iii) the intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost.
Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time we will receive full value for the securities. Furthermore, as of June 30, 2015, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2015, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in our consolidated income statement.
The amortized cost and estimated fair value of securities, excluding trading securities, at June 30, 2015 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities and equity securities are shown separately since they are not due at a single maturity date.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$218,842	$222,691	$17,396	$17,668
Due after one year through five years	748,446	797,614	3,315,042	3,343,291
Due after five years through ten years	187,343	186,569	1,543,263	1,571,169
Due after ten years	1,634,085	1,600,106	2,439,678	2,448,140
Residential mortgage-backed securities	6,960	7,010	1,165,458	1,220,907
Equity securities	—	—	42,411	42,411
Total	$2,795,676	$2,813,990	$8,523,248	$8,643,586
Sales of securities available for sale were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Proceeds from sales	$—	$2,028	$223,987	$2,028
Gross realized gains	—	3	228	3
Gross realized losses	—	(1)	—	(1)
Tax (expense) benefit of securities gains/losses	—	(1)	(80)	(1)
Premium amortization and discount accretion included in interest income on securities was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Premium amortization	$(20,832)	$(15,995)	$(40,838)	$(31,391)
Discount accretion	2,629	1,446	5,327	3,032
Net (premium amortization) discount accretion	$(18,203)	$(14,549)	$(35,511)	$(28,359)
Trading account securities, at estimated fair value, were as follows:

	June 30, 2015	December 31, 2014
U.S. Treasury	$15,639	$15,339
States and political subdivisions	957	87
Total	$16,596	$15,426

Net gains and losses on trading account securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net gain on sales transactions	$278	$253	$558	$493
Net mark-to-market gains (losses)	(32)	—	(46)	(3)
Net gain (loss) on trading account securities	$246	$253	$512	$490
Note 4 - Loans
Loans were as follows:

	June 30, 2015	Percentage of Total	December 31, 2014	Percentage of Total
Commercial and industrial:
Commercial	$5,621,818	49.3%	$5,429,206	49.4%
Leases	344,091	3.0	338,537	3.1
Total commercial and industrial	5,965,909	52.3	5,767,743	52.5
Commercial real estate:
Commercial mortgages	3,146,004	27.6	3,080,202	28.0
Construction	761,834	6.7	629,988	5.7
Land	281,860	2.5	291,907	2.7
Total commercial real estate	4,189,698	36.8	4,002,097	36.4
Consumer real estate:
Home equity loans	336,468	3.0	342,725	3.1
Home equity lines of credit	226,877	2.0	220,128	2.0
Other	304,345	2.6	286,198	2.6
Total consumer real estate	867,690	7.6	849,051	7.7
Total real estate	5,057,388	44.4	4,851,148	44.1
Consumer and other:
Consumer installment	395,054	3.4	385,479	3.5
Other	6,939	0.1	8,122	0.1
Total consumer and other	401,993	3.5	393,601	3.6
Unearned discounts	(24,466)	(0.2)	(24,957)	(0.2)
Total loans	$11,400,824	100.0%	$10,987,535	100.0%
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
Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing our commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce our exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, we avoid financing single-purpose projects unless other underwriting factors are present to help mitigate risk. We also utilize third-party experts to provide insight and guidance about economic conditions and trends affecting market areas we serve. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At June 30, 2015, approximately 52% of the outstanding principal balance of our commercial real estate loans were secured by owner-occupied properties.
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
Concentrations of Credit. Most of our lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio, as well as other markets. The majority of our loan portfolio consists of commercial and industrial and commercial real estate loans. As of June 30, 2015, there were no concentrations of loans related to any single industry in excess of 10% of total loans other than energy loans, which totaled 15.8% of total loans.
Foreign Loans. We have U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at June 30, 2015 or December 31, 2014.
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

Non-accrual loans, segregated by class of loans, were as follows:

	June 30, 2015	December 31, 2014
Commercial and industrial:
Energy	$727	$636
Other commercial	30,487	34,108
Commercial real estate:
Buildings, land and other	15,316	19,639
Construction	254	2,792
Consumer real estate	2,812	2,212
Consumer and other	457	538
Total	$50,053	$59,925
As of June 30, 2015, non-accrual loans reported in the table above included $584 thousand related to loans that were restructured as “troubled debt restructurings” during 2015. See the section captioned “Troubled Debt Restructurings” elsewhere in this note. Had non-accrual loans performed in accordance with their original contract terms, we would have recognized additional interest income, net of tax, of approximately $364 thousand and $760 thousand for the three and six months ended June 30, 2015, compared to $355 thousand and $713 thousand for the three and six months ended June 30, 2014.
An age analysis of past due loans (including both accruing and non-accruing loans), segregated by class of loans, as of June 30, 2015 was as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and industrial:
Energy	$5,895	$10,817	$16,712	$1,780,353	$1,797,065	$10,181
Other commercial	35,600	23,699	59,299	4,109,545	4,168,844	3,398
Commercial real estate:
Buildings, land and other	18,831	9,123	27,954	3,399,910	3,427,864	3,875
Construction	1,809	376	2,185	759,649	761,834	376
Consumer real estate	7,097	1,764	8,861	858,829	867,690	1,351
Consumer and other	3,090	635	3,725	398,268	401,993	586
Unearned discounts	—	—	—	(24,466)	(24,466)	—
Total	$72,322	$46,414	$118,736	$11,282,088	$11,400,824	$19,767
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
Regulatory guidelines require us to reevaluate the fair value of collateral supporting impaired collateral dependent loans on at least an annual basis. While our policy is to comply with the regulatory guidelines, our general practice is to reevaluate the fair value of collateral supporting impaired collateral dependent loans on a quarterly basis. Thus, appraisals are generally not considered to be outdated, and we typically do not make any adjustments to the appraised values. The fair value of collateral supporting impaired collateral dependent loans is evaluated by our internal appraisal services using a methodology that is consistent with the Uniform Standards of Professional Appraisal Practice. The fair value of collateral supporting impaired collateral dependent construction loans is based on an “as is” valuation.

Impaired loans are set forth in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
June 30, 2015
Commercial and industrial:
Energy	$706	$636	$—	$636	$—
Other commercial	31,782	21,728	6,636	28,364	2,437
Commercial real estate:
Buildings, land and other	17,959	12,972	163	13,135	71
Construction	469	254	—	254	—
Consumer real estate	1,394	1,149	—	1,149	—
Consumer and other	—	—	—	—	—
Total	$52,310	$36,739	$6,799	$43,538	$2,508
December 31, 2014
Commercial and industrial:
Energy	$706	$636	$—	$636	$—
Other commercial	42,212	29,007	2,853	31,860	1,613
Commercial real estate:
Buildings, land and other	22,919	17,441	265	17,706	67
Construction	3,007	2,793	—	2,793	—
Consumer real estate	812	596	—	596	—
Consumer and other	—	—	—	—	—
Total	$69,656	$50,473	$3,118	$53,591	$1,680
The average recorded investment in impaired loans was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Commercial and industrial:
Energy	$636	$526	$636	$527
Other commercial	29,680	25,259	30,406	24,286
Commercial real estate:
Buildings, land and other	14,028	20,460	15,254	21,829
Construction	1,497	307	1,929	204
Consumer real estate	859	704	771	717
Consumer and other	—	258	—	265
Total	$46,700	$47,514	$48,996	$47,828

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
Troubled debt restructurings during the six months ended June 30, 2015 and June 30, 2014 are set forth in the following table.

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Balance at Restructure	Balance at Period-End	Balance at Restructure	Balance at Period-End
Commercial and industrial:
Energy	$—	$—	$—	$—
Other commercial	709	584	3,752	3,672
Commercial real estate:
Buildings, land and other	—	—	3,122	3,069
	$709	$584	$6,874	$6,741
The modifications during the reported periods primarily related to extending amortization periods, converting the loans to interest only for a limited period of time, consolidating notes and/or reducing collateral or interest rates. The modifications did not significantly impact our determination of the allowance for loan losses. As of June 30, 2015, there was one loan totaling $279 thousand restructured during the last year that was in excess of 90 days past due. During the six months ended June 30, 2015, we charged-off $88 thousand in connection with the restructuring of a commercial and industrial loan. Approximately $304 thousand of commercial and industrial loans restructured during the six months ended June 30, 2015 was related to a loan relationship previously restructured during 2014. During the six months ended June 30, 2014, we foreclosed upon certain commercial real estate loans that were restructured during 2013. We recognized $500 thousand of other real estate owned and no charge-offs in connection with these foreclosures. The aforementioned charge-offs and foreclosures did not significantly impact our determination of the allowance for loan losses.
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

	June 30, 2015		December 31, 2014
	Weighted Average Risk Grade	Loans	Weighted Average Risk Grade	Loans
Commercial and industrial:
Energy
Risk grades 1-8	5.98	$1,624,075	5.37	$1,740,455
Risk grade 9	9.00	40,179	9.00	27,313
Risk grade 10	10.00	60,752	10.00	161
Risk grade 11	11.00	71,332	11.00	5,380
Risk grade 12	12.00	727	12.00	636
Risk grade 13	13.00	—	13.00	—
Total energy	6.39	$1,797,065	5.45	$1,773,945
Other commercial
Risk grades 1-8	5.91	$3,937,873	5.93	$3,785,171
Risk grade 9	9.00	65,133	9.00	65,166
Risk grade 10	10.00	85,756	10.00	54,519
Risk grade 11	11.00	49,594	11.00	55,034
Risk grade 12	12.00	28,010	12.00	31,683
Risk grade 13	13.00	2,478	13.00	2,225
Total other commercial	6.15	$4,168,844	6.16	$3,993,798
Commercial real estate:
Buildings, land and other
Risk grades 1-8	6.57	$3,146,929	6.53	$3,148,339
Risk grade 9	9.00	112,178	9.00	72,906
Risk grade 10	10.00	106,556	10.00	87,889
Risk grade 11	11.00	46,288	11.00	43,336
Risk grade 12	12.00	15,842	12.00	19,501
Risk grade 13	13.00	71	13.00	138
Total commercial real estate	6.84	$3,427,864	6.76	$3,372,109
Construction
Risk grades 1-8	7.01	$713,752	6.91	$617,805
Risk grade 9	9.00	46,140	9.00	8,003
Risk grade 10	10.00	1,303	10.00	1,323
Risk grade 11	11.00	385	11.00	64
Risk grade 12	12.00	254	12.00	2,793
Risk grade 13	13.00	—	13.00	—
Total construction	7.14	$761,834	6.97	$629,988
We have established maximum loan to value standards to be applied during the origination process of commercial and consumer real estate loans. We do not subsequently monitor loan-to-value ratios (either individually or on a weighted-average basis) for loans that are subsequently considered to be of a pass grade (grades 9 or better) and/or current with respect to principal and interest payments. As stated above, when an individual commercial real estate loan has a calculated risk grade of 10 or higher, a special assets officer analyzes the loan to determine whether the loan is impaired. At that time, we reassess the loan to value position in the loan. If the loan is determined to be collateral dependent, specific allocations of the allowance for loan losses are made for the amount of any collateral deficiency. If a collateral deficiency is ultimately deemed to be uncollectible, the amount is charged-off. These loans and related assessments of collateral position are monitored on an individual, case-by-case basis. We do not monitor loan-to-value ratios on a weighted-average portfolio-basis for commercial real estate loans having a calculated risk grade of 10 or higher as excess collateral from one borrower cannot be used to offset a collateral deficit for another borrower. When an individual consumer real estate loan becomes past due by more than 10 days, the assigned relationship manager will begin collection efforts. We only reassess the loan to value position in a consumer real estate loan if, during the course of the collections process, it is determined that the loan has become collateral dependent, and any collateral deficiency is recognized as a charge-off to the allowance for loan losses. Accordingly, we do not monitor loan-to-value ratios on a weighted-average basis for collateral dependent consumer real estate loans.
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
Net (charge-offs)/recoveries, segregated by class of loans, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Commercial and industrial:
Energy	$1	$460	$3	$447
Other commercial	(1,683)	(1,594)	(2,535)	(3,277)
Commercial real estate:
Buildings, land and other	279	(400)	(28)	(2,018)
Construction	15	275	16	315
Consumer real estate	81	(27)	53	(4)
Consumer and other	(667)	(508)	(1,479)	(1,139)
Total	$(1,974)	$(1,794)	$(3,970)	$(5,676)
In assessing the general economic conditions in the State of Texas, management monitors and tracks the Texas Leading Index (“TLI”), which is produced by the Federal Reserve Bank of Dallas. The TLI is a single summary statistic that is designed to signal the likelihood of the Texas economy’s transition from expansion to recession and vice versa. Management believes this index provides a reliable indication of the direction of overall credit quality. The TLI is a composite of the following eight leading indicators: (i) Texas Value of the Dollar, (ii) U.S. Leading Index, (iii) real oil prices, (iv) well permits, (v) initial claims for unemployment insurance, (vi) Texas Stock Index, (vii) Help-Wanted Index and (viii) average weekly hours worked in manufacturing. The TLI totaled 127.1 at May 31, 2015 (most recent date available) and 129.4 at December 31, 2014. A higher TLI value implies more favorable economic conditions.

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
Historical valuation allowances are calculated based on the historical gross loss experience of specific types of loans and the internal risk grade of such loans. We calculate historical gross loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool. The historical gross loss ratios are periodically (no less than annually) updated based on actual charge-off experience. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical gross loss ratio and the total dollar amount of the loans in the pool. Our pools of similar loans include similarly risk-graded groups of commercial and industrial loans, commercial real estate loans, consumer real estate loans and consumer and other loans.
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
General valuation allowances also include amounts allocated for loans to borrowers in distressed industries. To determine the amount of the allocation for each loan portfolio segment, management calculates the weighted-average risk grade for all loans to borrowers in distressed industries by loan portfolio segment. A multiple is then applied to the amount by which the weighted-average risk grade for loans to borrowers in distressed industries exceeds the weighted-average risk grade for all pass-grade loans within the loan portfolio segment to derive an allocation factor for loans to borrowers in distressed industries. The amount of the allocation for each loan portfolio segment is the product of this allocation factor and the outstanding balance of pass-grade loans within the identified distressed industries that have a risk grade of 6 or higher. Management identifies potential distressed industries by analyzing industry trends related to delinquencies, classifications and charge-offs. At June 30, 2015 and December 31, 2014, certain segments of contractors were considered to be a distressed industry based on elevated levels of delinquencies, classifications and charge-offs relative to other industries within our loan portfolio. Furthermore, we determined, through a review of borrower financial information that, as a whole, contractors have experienced, among other things, decreased revenues, reduced backlog of work, compressed margins and little, if any, net income.
General valuation allowances also include allocations for groups of loans with similar risk characteristics that exceed certain concentration limits established by management and/or our board of directors. Concentration risk limits have been established, among other things, for certain industry concentrations, large balance and highly leveraged credit relationships that exceed specified risk grades and loans originated with policy exceptions that exceed specified risk grades. Additionally, general valuation allowances are provided for loans that did not undergo a separate, independent concurrence review during the underwriting process (generally those loans under $1.0 million at origination). Our allowance methodology for general valuation allowances also includes a reduction factor for recoveries of prior charge-offs to compensate for the fact that historical loss allocations are based upon gross charge-offs rather than net. The adjustment for recoveries is based on the lower of annualized, year-to-date gross recoveries or the total gross recoveries by loan portfolio segment for the preceding four quarters, adjusted, when necessary, for expected future trends in recoveries. General valuation allowances are also allocated for general macroeconomic risk related to current economic trends and other quantitative and qualitative factors that could impact our loan portfolio segments.
Prior to the second quarter of 2015, general valuation allowances included allocations for loan agreement monitoring exceptions related to credit and/or collateral for certain loans that exceeded specified risk grades. During the second quarter of 2015, we concluded that this risk was more appropriately captured within our loan risk grade matrix through the assignment of a higher risk grade for loans having these exceptions and thus included as a component of our historical valuation allowances. General valuation allowance allocations for loan agreement monitoring exceptions totaled $3.1 million at March 31, 2015 and $2.2 million at December 31, 2014. There were no such general valuation allowance allocations as of June 30, 2015 as we have determined that these risks are now reflected in the historical valuation allowances. This change in our allowance methodology did not significantly impact the provision for loan losses recorded during the second quarter of 2015.

The following table presents details of the allowance for loan losses, segregated by loan portfolio segment.

	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
June 30, 2015
Historical valuation allowances	$41,002	$15,110	$2,073	$11,857	$70,042
Specific valuation allowances	2,437	71	—	—	2,508
General valuation allowances:
Environmental risk adjustment	7,671	3,600	469	2,943	14,683
Distressed industries	2,307	266	—	—	2,573
Excessive industry concentrations	6,151	372	—	—	6,523
Large relationship concentrations	2,456	1,725	—	—	4,181
Highly-leveraged credit relationships	5,742	1,455	—	—	7,197
Policy exceptions	2,309	838	—	—	3,147
Loans not reviewed by concurrence	2,044	2,224	2,429	1,212	7,909
Adjustment for recoveries	(3,981)	(939)	(311)	(7,840)	(13,071)
General macroeconomic risk	587	213	42	73	915
Total	$68,725	$24,935	$4,702	$8,245	$106,607
December 31, 2014
Historical valuation allowances	$32,421	$14,684	$2,017	$10,482	$59,604
Specific valuation allowances	1,613	67	—	—	1,680
General valuation allowances:
Environmental risk adjustment	6,773	3,547	474	2,683	13,477
Distressed industries	3,090	3	—	—	3,093
Excessive industry concentrations	2,114	378	—	—	2,492
Large relationship concentrations	2,248	1,559	—	—	3,807
Highly-leveraged credit relationships	3,958	1,347	—	—	5,305
Policy exceptions	1,907	875	—	—	2,782
Credit and collateral exceptions	1,483	681	—	—	2,164
Loans not reviewed by concurrence	2,110	2,284	2,336	1,176	7,906
Adjustment for recoveries	(6,234)	(1,800)	(364)	(7,439)	(15,837)
General macroeconomic risk	7,709	3,538	715	1,107	13,069
Total	$59,192	$27,163	$5,178	$8,009	$99,542
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

The following table details activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2015 and 2014. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Three months ended:
June 30, 2015
Beginning balance	$64,713	$27,105	$4,907	$8,983	$105,708
Provision for loan losses	5,694	(2,464)	(286)	(71)	2,873
Charge-offs	(2,374)	—	(21)	(2,692)	(5,087)
Recoveries	692	294	102	2,025	3,113
Net charge-offs	(1,682)	294	81	(667)	(1,974)
Ending balance	$68,725	$24,935	$4,702	$8,245	$106,607

June 30, 2014
Beginning balance	$57,054	$21,020	$4,533	$5,691	$95,156
Provision for loan losses	(248)	1,151	153	1,244	4,924
Charge-offs	(3,028)	(935)	(105)	(2,269)	(6,337)
Recoveries	1,894	810	78	1,761	4,543
Net charge-offs	(1,134)	(125)	(27)	(508)	(1,794)
Ending balance	$55,672	$22,046	$4,659	$6,427	$98,286

Six months ended:
June 30, 2015
Beginning balance	$59,192	$27,163	$5,178	$8,009	$99,542
Provision for loan losses	12,065	(2,216)	(529)	1,715	11,035
Charge-offs	(4,506)	(478)	(101)	(5,497)	(10,582)
Recoveries	1,974	466	154	4,018	6,612
Net charge-offs	(2,532)	(12)	53	(1,479)	(3,970)
Ending balance	$68,725	$24,935	$4,702	$8,245	$106,607

June 30, 2014
Beginning balance	$52,790	$22,590	$5,230	$5,010	$92,438
Provision for loan losses	5,712	1,159	(567)	2,556	11,524
Charge-offs	(5,395)	(2,726)	(126)	(4,756)	(13,003)
Recoveries	2,565	1,023	122	3,617	7,327
Net charge-offs	(2,830)	(1,703)	(4)	(1,139)	(5,676)
Ending balance	$55,672	$22,046	$4,659	$6,427	$98,286

The following table details the amount of the allowance for loan losses allocated to each portfolio segment as of June 30, 2015, December 31, 2014 and June 30, 2014, detailed on the basis of the impairment methodology we used:

	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Unallocated	Total
June 30, 2015
Loans individually evaluated for impairment	$2,437	$71	$—	$—	$—	$2,508
Loans collectively evaluated for impairment	66,288	24,864	4,702	8,245	—	104,099
Balance at June 30, 2015	$68,725	$24,935	$4,702	$8,245	$—	$106,607
December 31, 2014
Loans individually evaluated for impairment	$1,613	$67	$—	$—	$—	$1,680
Loans collectively evaluated for impairment	57,579	27,096	5,178	8,009	—	97,862
Balance at December 31, 2014	$59,192	$27,163	$5,178	$8,009	$—	$99,542
June 30, 2014
Loans individually evaluated for impairment	$613	$776	$—	$—	$—	$1,389
Loans collectively evaluated for impairment	55,059	21,270	4,659	6,427	9,482	96,897
Balance at June 30, 2014	$55,672	$22,046	$4,659	$6,427	$9,482	$98,286
Our recorded investment in loans as of June 30, 2015, December 31, 2014 and June 30, 2014 related to each balance in the allowance for loan losses by portfolio segment and detailed on the basis of the impairment methodology we used was as follows:

	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Unearned Discounts	Total
June 30, 2015
Loans individually evaluated for impairment	$29,000	$13,389	$1,149	$—	$—	$43,538
Loans collectively evaluated for impairment	5,936,909	4,176,309	866,541	401,993	(24,466)	11,357,286
Ending balance	$5,965,909	$4,189,698	$867,690	$401,993	$(24,466)	$11,400,824
December 31, 2014
Loans individually evaluated for impairment	$32,496	$20,499	$596	$—	$—	$53,591
Loans collectively evaluated for impairment	5,735,247	3,981,598	848,455	393,601	(24,957)	10,933,944
Ending balance	$5,767,743	$4,002,097	$849,051	$393,601	$(24,957)	$10,987,535
June 30, 2014
Loans individually evaluated for impairment	$31,652	$20,193	$689	$252	$—	$52,786
Loans collectively evaluated for impairment	5,592,105	3,814,662	862,361	377,904	(22,489)	10,624,543
Ending balance	$5,623,757	$3,834,855	$863,050	$378,156	$(22,489)	$10,677,329

Note 5 - Goodwill and Other Intangible Assets
Goodwill and other intangible assets are presented in the table below.

	June 30, 2015	December 31, 2014
Goodwill	$654,668	$654,668
Other intangible assets:
Core deposits	$8,310	$9,675
Customer relationships	1,833	2,128
Non-compete agreements	239	322
	$10,382	$12,125
The estimated aggregate future amortization expense for intangible assets remaining as of June 30, 2015 is as follows:

Remainder of 2015	$1,582
2016	2,413
2017	1,619
2018	1,346
2019	1,102
Thereafter	2,320
$10,382
Note 6 - Deposits
Deposits were as follows:

	June 30, 2015	Percentage of Total	December 31, 2014	Percentage of Total
Non-interest-bearing demand deposits:
Commercial and individual	$9,341,295	39.2%	$9,256,045	38.3%
Correspondent banks	386,369	1.6	429,000	1.8
Public funds	430,148	1.8	464,016	1.9
Total non-interest-bearing demand deposits	10,157,812	42.6	10,149,061	42.0
Interest-bearing deposits:
Private accounts:
Savings and interest checking	4,753,351	19.9	4,743,963	19.7
Money market accounts	7,648,184	32.1	7,860,403	32.6
Time accounts of $100,000 or more	438,197	1.8	490,209	2.0
Time accounts under $100,000	422,944	1.8	454,220	1.9
Total private accounts	13,262,676	55.6	13,548,795	56.2
Public funds:
Savings and interest checking	303,940	1.3	326,090	1.4
Money market accounts	67,696	0.3	57,145	0.2
Time accounts of $100,000 or more	48,015	0.2	53,684	0.2
Time accounts under $100,000	1,015	—	1,155	—
Total public funds	420,666	1.8	438,074	1.8
Total interest-bearing deposits	13,683,342	57.4	13,986,869	58.0
Total deposits	$23,841,154	100.0%	$24,135,930	100.0%
The following table presents additional information about our deposits:

	June 30, 2015	December 31, 2014
Deposits from the Certificate of Deposit Account Registry Service (CDARS)	$8,728	$22,229
Deposits from the Promontory Interfinancial Network Insured Cash Sweep Service (acquired in the acquisition of WNB)	30,308	148,665
Deposits from foreign sources (primarily Mexico)	774,378	744,295

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
Financial instruments with off-balance-sheet risk were as follows:

	June 30, 2015	December 31, 2014
Commitments to extend credit	$7,773,585	$7,955,779
Standby letters of credit	270,577	248,360
Deferred standby letter of credit fees	2,236	1,942
Lease Commitments. We lease certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $7.6 million and $15.3 million during the three and six months ended June 30, 2015 and $7.0 million and $13.5 million during the three and six months ended June 30, 2014. There has been no significant change in our expected future minimum lease payments since December 31, 2014. See the 2014 Form 10-K for information regarding these commitments.
Comprehensive Development Agreement. In July 2015, we entered into a comprehensive development agreement with the City of San Antonio and an independent third party whereby, under separate agreements, we will sell our current headquarters building to the City of San Antonio and various adjacent properties to the third party. The third party has agreed to build a new office building where we will be the primary tenant. The agreement to sell our headquarters building was finalized in July 2015 and is expected to close in mid-2016, subject to certain contingencies. Under the terms of the agreement, we will lease-back our headquarters building until such time that construction of the new building is completed, which is currently expected to be in 2019. While significant gains or losses may be realized on the various individual property sales completed in connection with the comprehensive development agreement, we do not expect any such gains or losses in the aggregate to have a significant impact on our operations.
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
Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. For Cullen/Frost, additional Tier 1 capital at June 30, 2015 includes $144.5 million of 5.375% non-cumulative perpetual preferred stock and the allowable portion of the $133.0 million of trust preferred securities issued by our unconsolidated subsidiary trusts. Under the Basel III Capital Rules, trust preferred securities do not qualify as Tier 1 capital instruments and must be phased-out of Tier 1 capital. At June 30, 2015, $33.3 million of trust preferred securities were included in Cullen/Frost's additional Tier 1 capital. Beginning January 1, 2016, trust preferred securities may not be included in Tier 1 capital. Trust preferred securities excluded from additional Tier 1 capital may be included in Tier 2 capital, without limitation. Frost Bank did not have any additional Tier 1 capital beyond Common Equity Tier 1 as of June 30, 2015.
Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both Cullen/Frost and Frost Bank includes a permissible portion of the allowance for loan losses. Tier 2 capital for Cullen/Frost also includes trust preferred securities that were excluded from Tier 1 capital and qualified subordinated debt. At June 30, 2015, Cullen/Frost's Tier 2 capital included $99.8 million of trust preferred securities and the permissible portion of our aggregate $100.0 million of floating rate subordinated notes (which decreases 20% per year during the final five years of the term of the notes) totaling $20.0 million at June 30, 2015. Our aggregate $100.0 million of floating rate subordinated notes mature on February 15, 2017. No portion of these notes will be permissible as a component of Tier 2 capital subsequent to February 15, 2016.
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

The following table presents actual and required capital ratios as of June 30, 2015 for Cullen/Frost and Frost Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2015 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
June 30, 2015
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$1,996,899	11.70%	$768,340	4.50%	$1,194,771	7.00%	$1,109,824	6.50%
Frost Bank	2,064,681	12.13	765,916	4.50	1,191,002	7.00	1,106,324	6.50
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	2,174,635	12.74	1,024,453	6.00	1,450,793	8.50	1,365,937	8.00
Frost Bank	2,064,681	12.13	1,021,222	6.00	1,446,216	8.50	1,361,629	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	2,400,992	14.06	1,365,937	8.00	1,792,156	10.50	1,707,421	10.00
Frost Bank	2,171,288	12.76	1,361,629	8.00	1,786,503	10.50	1,702,037	10.00
Leverage Ratio
Cullen/Frost	2,174,635	8.07	1,077,693	4.00	1,077,451	4.00	1,347,116	5.00
Frost Bank	2,064,681	7.67	1,076,815	4.00	1,076,573	4.00	1,346,019	5.00
The following table presents actual and required capital ratios as of December 31, 2014 for Cullen/Frost and Frost Bank under the regulatory capital rules then in effect.

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2014
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	$2,185,558	13.67%	$639,398	4.00%	$959,098	6.00%
Frost Bank	1,978,697	12.41	637,929	4.00	956,894	6.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	2,325,100	14.55	1,278,797	8.00	1,598,496	10.00
Frost Bank	2,070,293	12.98	1,275,858	8.00	1,594,823	10.00
Leverage Ratio
Cullen/Frost	2,185,558	8.16	1,072,035	4.00	1,340,043	5.00
Frost Bank	1,978,697	7.40	1,070,109	4.00	1,337,636	5.00
As of June 30, 2015, capital levels at Cullen/Frost and Frost Bank exceed all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis. Based on the ratios presented above, capital levels as of June 30, 2015 at Cullen/Frost and Frost Bank exceed the minimum levels necessary to be considered “well capitalized.”
Cullen/Frost and Frost Bank are subject to the regulatory capital requirements administered by the Federal Reserve, and, for Frost Bank, the Federal Deposit Insurance Corporation (“FDIC”). Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of June 30, 2015, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.

Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On April 30, 2015, our board of directors authorized a $100.0 million stock repurchase program, allowing us to repurchase shares of our common stock over a two-year period from time to time at various prices in the open market or through private transactions. Under the plan, we repurchased 140,571 shares at a total cost of $10.6 million during the three months ended June 30, 2015.
Dividend Restrictions. In the ordinary course of business, we are dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well capitalized” status, at June 30, 2015, Frost Bank could pay aggregate dividends of up to $353.0 million to Cullen/Frost without prior regulatory approval.
Although we have not done so to date, under the terms of the junior subordinated deferrable interest debentures that we have issued to Cullen/Frost Capital Trust II and WNB Capital Trust I, we have the right at any time during the term of the debentures to defer the payment of interest at any time or from time to time for an extension period not exceeding 20 consecutive quarterly periods with respect to each extension period. In the event that we have elected to defer interest on the debentures, we may not, with certain exceptions, declare or pay any dividends or distributions on our capital stock or purchase or acquire any of our capital stock.
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
During 2007, we entered into three interest rate swap contracts on variable-rate loans with a total notional amount of $1.2 billion. The interest rate swap contracts were designated as hedging instruments in cash flow hedges with the objective of protecting the overall cash flows from our monthly interest receipts on a rolling portfolio of $1.2 billion of variable-rate loans outstanding throughout the 84-month period beginning in October 2007 and ending in October 2014 from the risk of variability of those cash flows such that the yield on the underlying loans would remain constant. As more fully discussed in the 2014 Form 10-K, we terminated portions of the hedges and settled portions of the interest rate swap contracts during November 2009 and terminated the remaining portions of the hedges and settled the remaining portions of the interest rate swap contracts during November 2010. The accumulated gain on the interest rate swaps upon settlement was deferred and amortized over the original lives of the underlying swap contracts. The amortization of the deferred accumulated gain ended in October 2014. As of June 30, 2014, the deferred accumulated gain applicable to the settled interest rate swap contracts included in accumulated other comprehensive income totaled $11.9 million ($7.7 million on an after-tax basis), all of which was recognized in interest income during 2014.
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

	June 30, 2015		December 31, 2014
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivatives designated as hedges of fair value:
Financial institution counterparties:
Loan/lease interest rate swaps – assets	$52,591	$568	$31,614	$469
Loan/lease interest rate swaps – liabilities	33,240	(2,762)	37,672	(3,179)
Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan/lease interest rate swaps – assets	202,633	1,293	69,842	719
Loan/lease interest rate swaps – liabilities	639,808	(34,024)	765,979	(38,952)
Loan/lease interest rate caps – assets	87,339	1,143	73,058	1,003
Customer counterparties:
Loan/lease interest rate swaps – assets	639,808	33,985	765,979	38,910
Loan/lease interest rate swaps – liabilities	202,633	(1,293)	69,842	(719)
Loan/lease interest rate caps – liabilities	87,339	(1,143)	73,058	(1,003)
The weighted-average rates paid and received for interest rate swaps outstanding at June 30, 2015 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Fair value hedge loan/lease interest rate swaps	2.35%	0.18%
Non-hedging interest rate swaps – financial institution counterparties	4.01%	1.77%
Non-hedging interest rate swaps – customer counterparties	1.77%	4.01%
The weighted-average strike rate for outstanding interest rate caps was 2.35% at June 30, 2015.
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

		June 30, 2015		December 31, 2014
	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Oil – assets	Barrels	581	$6,855	470	$14,357
Oil – liabilities	Barrels	728	(1,652)	197	(1,670)
Natural gas – assets	MMBTUs	7,892	7,141	12,235	12,707
Natural gas – liabilities	MMBTUs	7,992	(1,886)	16,755	(4,095)
Customer counterparties:
Oil – assets	Barrels	728	1,673	197	1,670
Oil – liabilities	Barrels	581	(6,847)	470	(14,318)
Natural gas – assets	MMBTUs	7,992	1,886	16,755	4,095
Natural gas – liabilities	MMBTUs	7,892	(7,081)	12,235	(12,646)

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

		June 30, 2015		December 31, 2014
	Notional Currency	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Forward contracts – assets	EUR	840	$2	936	$7
Forward contracts – assets	CAD	2,425	26	24,724	659
Forward contracts - assets	GBP	552	1	—	—
Forward contracts – liabilities	EUR	723	(7)	—	—
Forward contracts – liabilities	GBP	—	—	544	(2)
Customer counterparties:
Forward contracts - assets	EUR	728	11	—	—
Forward contracts – liabilities	CAD	2,420	(22)	24,680	(615)
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
Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Commercial loan/lease interest rate swaps:
Amount of gain (loss) included in interest income on loans	$(463)	$(516)	$(888)	$(1,055)
Amount of (gain) loss included in other non-interest expense	6	(9)	6	—
Amounts included in the consolidated statements of income and in other comprehensive income for the period related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest rate swaps/caps/floors on variable-rate loans:
Amount reclassified from accumulated other comprehensive income to interest income on loans	$—	$9,345	$—	$18,690
No ineffectiveness related to interest rate derivatives designated as hedges of cash flows was recognized in the consolidated statements of income during the reported periods. The amortization of the deferred accumulated gain applicable to settled interest rate swap contracts ended in October 2014. As of June 30, 2014, the deferred accumulated gain applicable to the settled interest rate swap contracts included in accumulated other comprehensive income totaled $11.9 million ($7.7 million on an after-tax basis), all of which was recognized in interest income during 2014.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Non-hedging interest rate derivatives:
Other non-interest income	$240	$644	$1,562	$865
Other non-interest expense	(5)	2	(3)	2
Non-hedging commodity derivatives:
Other non-interest income	38	11	66	93
Non-hedging foreign currency derivatives:
Other non-interest income	66	38	111	75
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
Our credit exposure relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with bank customers was approximately $33.9 million at June 30, 2015. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. Our credit exposure, net of collateral pledged, relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with upstream financial institution counterparties was approximately $8.4 million at June 30, 2015. This amount was primarily related to excess collateral we posted to counterparties. Collateral levels for upstream financial institution counterparties are monitored and adjusted as necessary. See Note 10 – Balance Sheet Offsetting for additional information regarding our credit exposure with upstream financial institution counterparties.
The aggregate fair value of securities we posted as collateral related to derivative contracts totaled $19.2 million at June 30, 2015. At such date, we also had $14.0 million in cash collateral on deposit with other financial institution counterparties.

Note 10 - Balance Sheet Offsetting and Repurchase Agreements
Balance Sheet Offsetting. Certain financial instruments, including resell and repurchase agreements and derivatives, may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements or similar agreements. Our derivative transactions with upstream financial institution counterparties are generally executed under International Swaps and Derivative Association (“ISDA”) master agreements which include “right of set-off” provisions. In such cases there is generally a legally enforceable right to offset recognized amounts and there may be an intention to settle such amounts on a net basis. Nonetheless, we do not generally offset such financial instruments for financial reporting purposes.
Information about financial instruments that are eligible for offset in the consolidated balance sheet as of June 30, 2015 is presented in the following tables.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
June 30, 2015
Financial assets:
Derivatives:
Loan/lease interest rate swaps and caps	$3,004	$—	$3,004
Commodity swaps and options	13,996	—	13,996
Foreign currency forward contracts	29	—	29
Total derivatives	17,029	—	17,029
Resell agreements	13,642	—	13,642
Total	$30,671	$—	$30,671
Financial liabilities:
Derivatives:
Loan/lease interest rate swaps	$36,786	$—	$36,786
Commodity swaps and options	3,538	—	3,538
Foreign currency forward contracts	7	—	7
Total derivatives	40,331	—	40,331
Repurchase agreements	580,714	—	580,714
Total	$621,045	$—	$621,045

		Gross Amounts Not Offset
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
June 30, 2015
Financial assets:
Derivatives:
Counterparty A	$1,047	$(1,047)	$—	$—
Counterparty B	10,019	(7,715)	(1,805)	499
Counterparty C	2,915	(2,915)	—	—
Other counterparties	3,048	(2,270)	(776)	2
Total derivatives	17,029	(13,947)	(2,581)	501
Resell agreements	13,642	—	(13,642)	—
Total	$30,671	$(13,947)	$(16,223)	$501
Financial liabilities:
Derivatives:
Counterparty A	$16,561	$(1,047)	$(14,750)	$764
Counterparty B	7,715	(7,715)	—	—
Counterparty C	5,159	(2,915)	(2,244)	—
Other counterparties	10,896	(2,270)	(8,208)	418
Total derivatives	40,331	(13,947)	(25,202)	1,182
Repurchase agreements	580,714	—	(580,714)	—
Total	$621,045	$(13,947)	$(605,916)	$1,182

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
The remaining contractual maturity of repurchase agreements in the consolidated balance sheets as of June 30, 2015 and December 31, 2014 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
June 30, 2015
Repurchase agreements:
U.S. Treasury	$434,576	$—	$—	$—	$434,576
Residential mortgage-backed securities	133,780	—	12,358	—	146,138
Total borrowings	$568,356	$—	$12,358	$—	$580,714
Gross amount of recognized liabilities for repurchase agreements					$580,714
Amounts related to agreements not included in offsetting disclosures above					$—

December 31, 2014
Repurchase agreements:
U.S. Treasury	$427,402	$—	$—	$—	$427,402
Residential mortgage-backed securities	355,187	—	8,530	—	363,717
Total borrowings	$782,589	$—	$8,530	$—	$791,119
Gross amount of recognized liabilities for repurchase agreements					$791,119
Amounts related to agreements not included in offsetting disclosures above					$—

Note 11 - Stock-Based Compensation
A combined summary of activity in our active stock-based compensation plans is presented in the following table.

			Non-Vested Stock Awards/Stock Units Outstanding		Stock Options Outstanding
	Shares Available for Grant	Director Deferred Stock Units Outstanding	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price
Balance, January 1, 2015	1,973,427	38,867	175,490	$60.55	5,029,882	$58.99
Authorized	515,000	—	—	—	—	—
Granted	(6,576)	6,576	—	—	—	—
Stock options exercised	—	—	—	—	(171,474)	52.20
Stock awards vested	—	—	—	—	—	—
Forfeited	18,482	—	—	—	(18,482)	66.10
Canceled	(9,309)	—	—	—	—	—
Expired	—	—	—	$—	(774)	$71.39
Balance, June 30, 2015	2,491,024	45,443	175,490	$60.55	4,839,152	$59.20

Shares issued in connection with stock compensation awards are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. Shares issued in connection with stock compensation awards along with other related information were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
New shares issued from available authorized shares	—	—	—	—
Issued from available treasury stock	157,124	54,950	171,474	384,775
Total	157,124	54,950	171,474	384,775

Proceeds from stock option exercises	$8,222	$2,830	$8,950	$20,109
Stock-based compensation expense is recognized ratably over the requisite service period for all awards. The service period generally matches the vesting period for most awards; however, the service period for certain executive officers does not extend past the date they reach 65 years of age. Stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options	$2,028	$1,754	$4,194	$3,524
Non-vested stock awards/stock units	267	366	663	732
Deferred stock units	480	440	480	440
Total	$2,775	$2,560	$5,337	$4,696
Unrecognized stock-based compensation expense at June 30, 2015 was as follows:

Stock options	$17,629
Non-vested stock awards/stock units	1,774
Total	$19,403

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$73,077	$66,704	$145,240	$127,892
Less: Preferred stock dividends	2,015	2,015	4,031	4,031
Net income available to common shareholders	71,062	64,689	141,209	123,861
Less: Earnings allocated to participating securities	247	247	484	473
Net earnings allocated to common stock	$70,815	$64,442	$140,725	$123,388

Distributed earnings allocated to common stock	$33,465	$32,050	$65,644	$62,421
Undistributed earnings allocated to common stock	37,350	32,392	75,081	60,967
Net earnings allocated to common stock	$70,815	$64,442	$140,725	$123,388

Weighted-average shares outstanding for basic earnings per common share	63,118,785	61,551,473	63,106,656	61,128,725
Dilutive effect of stock compensation	831,938	915,083	760,331	902,024
Weighted-average shares outstanding for diluted earnings per common share	63,950,723	62,466,556	63,866,987	62,030,749
Note 13 - Defined Benefit Plans
The components of the combined net periodic expense (benefit) for our defined benefit pension plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected return on plan assets, net of expenses	$(2,983)	$(3,128)	$(5,966)	$(6,257)
Interest cost on projected benefit obligation	2,053	2,000	4,105	4,001
Net amortization and deferral	1,749	671	3,498	1,343
Net periodic expense (benefit)	$819	$(457)	$1,637	$(913)
Our non-qualified defined benefit pension plan is not funded. No contributions to the qualified defined benefit pension plan were made during the six months ended June 30, 2015. We do not expect to make any contributions to the qualified defined benefit plan during the remainder of 2015.

Note 14 - Income Taxes
Income tax expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Current income tax expense	$16,258	$16,142	$32,088	$30,171
Deferred income tax expense (benefit)	(3,656)	(2,601)	(7,404)	(4,534)
Income tax expense, as reported	$12,602	$13,541	$24,684	$25,637

Effective tax rate	14.7%	16.9%	14.5%	16.7%
Net deferred tax liabilities totaled $17.1 million at June 30, 2015 and $56.6 million at December 31, 2014. No valuation allowance for deferred tax assets was recorded at June 30, 2015 as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years. There were no unrecognized tax benefits during any of the reported periods. Interest and/or penalties related to income taxes are reported as a component of income tax expense. Such amounts were not significant during the reported periods.
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

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(113,268)	$(39,643)	$(73,625)	$45,112	$15,789	$29,323
Change in net unrealized gain on securities transferred to held to maturity	(8,207)	(2,873)	(5,334)	(9,175)	(3,212)	(5,963)
Reclassification adjustment for net (gains) losses included in net income	—	—	—	(2)	—	(2)
Total securities available for sale and transferred securities	(121,475)	(42,516)	(78,959)	35,935	12,577	23,358
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	1,749	612	1,137	671	235	436
Derivatives:
Reclassification adjustment for gains on interest rate swaps on variable-rate loans included in net income	—	—	—	(9,345)	(3,271)	(6,074)
Total other comprehensive income (loss)	$(119,726)	$(41,904)	$(77,822)	$27,261	$9,541	$17,720

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(78,741)	$(27,559)	$(51,182)	$66,543	$23,290	$43,253
Change in net unrealized gain on securities transferred to held to maturity	(16,094)	(5,633)	(10,461)	(18,373)	(6,431)	(11,942)
Reclassification adjustment for net (gains) losses included in net income	(228)	(80)	(148)	(2)	—	(2)
Total securities available for sale and transferred securities	(95,063)	(33,272)	(61,791)	48,168	16,859	31,309
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	3,498	1,224	2,274	1,343	470	873
Derivatives:
Reclassification adjustment for gains on interest rate swaps on variable-rate loans included in net income	—	—	—	(18,690)	(6,542)	(12,148)
Total other comprehensive income (loss)	$(91,565)	$(32,048)	$(59,517)	$30,821	$10,787	$20,034

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available For Sale	Defined Benefit Plans	Derivatives	Accumulated Other Comprehensive Income
Balance January 1, 2015	$190,589	$(48,775)	$—	$141,814
Other comprehensive income (loss) before reclassifications	(61,643)	2,274	—	(59,369)
Amounts reclassified from accumulated other comprehensive income (loss)	(148)	—	—	(148)
Net other comprehensive income (loss) during period	(61,791)	2,274	—	(59,517)
Balance June 30, 2015	$128,798	$(46,501)	$—	$82,297

Balance January 1, 2014	$146,672	$(26,131)	$19,893	$140,434
Other comprehensive income (loss) before reclassifications	31,311	873	—	32,184
Amounts reclassified from accumulated other comprehensive income (loss)	(2)	—	(12,148)	(12,150)
Net other comprehensive income (loss) during period	31,309	873	(12,148)	20,034
Balance June 30, 2014	$177,981	$(25,258)	$7,745	$160,468

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
Banking and Frost Wealth Advisors are delineated by the products and services that each segment offers. The Banking operating segment includes both commercial and consumer banking services and Frost Insurance Agency and Frost Securities. Commercial banking services are provided to corporations and other business clients and include a wide array of lending and cash management products. Consumer banking services include direct lending and depository services. Frost Insurance Agency provides insurance brokerage services to individuals and businesses covering corporate and personal property and casualty products, as well as group health and life insurance products and human resources consulting services. Prior to June 30, 2015, Frost Securities provided advisory and private equity services to middle market companies. The operations of Frost Securities were discontinued and the entity was closed effective June 30, 2015. The Frost Wealth Advisors operating segment includes fee-based services within private trust, retirement services, and financial management services, including personal wealth management and securities brokerage services. A third operating segment, Non-Banks, is for the most part the parent holding company, as well as certain other insignificant non-bank subsidiaries of the parent that, for the most part, have little or no activity. The parent company’s principal activities include the direct and indirect ownership of our banking and non-banking subsidiaries and the issuance of debt and equity. Its principal source of revenue is dividends from its subsidiaries.
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
Summarized operating results by segment were as follows:

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
Revenues from (expenses to) external customers:
Three months ended:
June 30, 2015	$230,066	$32,498	$(773)	$261,791
June 30, 2014	216,595	32,313	208	249,116
Six months ended:
June 30, 2015	$461,935	$65,140	$(1,366)	$525,709
June 30, 2014	422,809	63,407	725	486,941
Net income (loss):
Three months ended:
June 30, 2015	$69,021	$5,299	$(1,243)	$73,077
June 30, 2014	64,105	5,389	(2,790)	66,704
Six months ended:
June 30, 2015	$136,739	$10,636	$(2,135)	$145,240
June 30, 2014	120,161	10,473	(2,742)	127,892

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
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
June 30, 2015
Securities available for sale:
U.S. Treasury	$3,742,549	$—	$—	$3,742,549
U.S. Government agencies/corporations	—	10,002	—	10,002
Residential mortgage-backed securities	—	1,220,907	—	1,220,907
States and political subdivisions	—	3,627,717	—	3,627,717
Other	—	42,411	—	42,411
Trading account securities:
U.S. Treasury	15,639	—	—	15,639
States and political subdivisions	—	957	—	957
Derivative assets:
Interest rate swaps, caps and floors	—	36,830	159	36,989
Commodity swaps and options	—	17,555	—	17,555
Foreign currency forward contracts	40	—	—	40
Derivative liabilities:
Interest rate swaps, caps and floors	—	39,222	—	39,222
Commodity swaps and options	—	17,466	—	17,466
Foreign currency forward contracts	29	—	—	29

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2014
Securities available for sale:
U.S. Treasury	$3,811,252	$—	$—	$3,811,252
Residential mortgage-backed securities	—	1,398,724	—	1,398,724
States and political subdivisions	—	3,208,907	—	3,208,907
Other	—	42,371	—	42,371
Trading account securities:
U.S. Treasury	15,339	—	—	15,339
States and political subdivisions	—	87	—	87
Derivative assets:
Interest rate swaps, caps and floors	—	40,931	170	41,101
Commodity swaps and options	—	32,829	—	32,829
Foreign currency forward contracts	666	—	—	666
Derivative liabilities:
Interest rate swaps, caps and floors	—	43,853	—	43,853
Commodity swaps and options	—	32,729	—	32,729
Foreign currency forward contracts	617	—	—	617
Derivative assets, measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the reported periods consist of interest rate swaps sold to loan customers. The significant unobservable (Level 3) inputs used in the fair value measurement of these interest rate swaps sold to loan customers primarily relate to the probability of default and loss severity in the event of default. The probability of default is determined by the underlying risk grade of the loan (see Note 4 – Loans) underlying the interest rate swap in that the probability of default increases as a loan’s risk grade deteriorates, while the loss severity is estimated through an analysis of the collateral supporting both the underlying loan and interest rate swap. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity. As of June 30, 2015, the weighted-average risk grade of loans underlying interest rate swaps measured at fair value using significant unobservable (Level 3) inputs was 11.0. The weighted-average loss severity in the event of default on the interest rate swaps was 20%. A reconciliation of the beginning and ending balances of derivative assets measured at fair value on a recurring basis using significant unobservable (Level 3) inputs is not presented as such amounts were not significant during the reported periods.
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

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Level 2	Level 3	Level 2	Level 3
Carrying value of impaired loans before allocations	$163	$2,039	$197	$352
Specific valuation allowance (allocations) reversals of prior allocations	(71)	(437)	75	(150)
Fair value	$92	$1,602	$272	$202
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
The following table presents foreclosed assets that were remeasured and reported at fair value during the reported periods:

	Six Months Ended June 30,
	2015	2014
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$161	$1,854
Charge-offs recognized in the allowance for loan losses	—	(232)
Fair value	$161	$1,622
Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$205	$4,299
Write-downs included in other non-interest expense	(36)	(994)
Fair value	$169	$3,305
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
The estimated fair values of financial instruments that are reported at amortized cost in our consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	June 30, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$3,268,546	$3,268,546	$4,364,123	$4,364,123
Securities held to maturity	2,795,676	2,813,990	2,926,486	2,966,390
Cash surrender value of life insurance policies	173,639	173,639	172,050	172,050
Accrued interest receivable	133,001	133,001	128,436	128,436
Level 3 inputs:
Loans, net	11,294,217	11,324,795	10,887,993	10,939,684
Financial liabilities:
Level 2 inputs:
Deposits	23,841,154	23,841,462	24,135,930	24,136,402
Federal funds purchased and repurchase agreements	592,364	592,364	803,119	803,119
Junior subordinated deferrable interest debentures	137,115	137,115	137,115	137,115
Subordinated notes payable and other borrowings	100,000	96,427	100,000	95,591
Accrued interest payable	1,081	1,081	1,132	1,132
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

Note 18 - Accounting Standards Updates
ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 was originally going to be effective for us on January 1, 2017; however, the FASB recently deferred the effective date by one year which would make ASU 2014-09 effective for us on January 1, 2018. We are currently evaluating the potential impact of ASU 2014-09 on our financial statements.
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
ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) – Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” ASU 2015-05 addresses accounting for fees paid by a customer in cloud computing arrangements such as (i) software as a service, (ii) platform as a service, (iii) infrastructure as a service and (iv) other similar hosting arrangements. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 will be effective for us on January 1, 2016 and is not expected to have a significant impact on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Review
Cullen/Frost Bankers, Inc.
The following discussion should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2014, and the other information included in the 2014 Form 10-K. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results for the year ending December 31, 2015 or any future period.
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

Results of Operations
Net income available to common shareholders totaled $71.1 million, or $1.11 diluted per common share, and $141.2 million, or $2.22 diluted per common share, for the three and six months ended June 30, 2015 compared to $64.7 million, or $1.03 diluted per common share, and $123.9 million, or $1.99 diluted per common share, for the three and six months ended June 30, 2014. During the second quarter of 2014, we acquired WNB Bancshares, Inc. ("WNB"). Accordingly, the operating results of WNB are included with our results of operations since May 30, 2014. See Note 2 - Mergers and Acquisitions in the accompanying consolidated financial statements.
Selected income statement data, returns on average assets and average common equity and dividends per common share for the comparable periods was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Taxable-equivalent net interest income	$220,131	$199,263	$436,834	$387,057
Taxable-equivalent adjustment	37,322	29,297	73,322	56,756
Net interest income	182,809	169,966	363,512	330,301
Provision for loan losses	2,873	4,924	11,035	11,524
Net interest income after provision for loan losses	179,936	165,042	352,477	318,777
Non-interest income	78,982	79,150	162,197	156,640
Non-interest expense	173,239	163,947	344,750	321,888
Income before income taxes	85,679	80,245	169,924	153,529
Income taxes	12,602	13,541	24,684	25,637
Net income	73,077	66,704	145,240	127,892
Preferred stock dividends	2,015	2,015	4,031	4,031
Net income available to common shareholders	$71,062	$64,689	$141,209	$123,861
Earnings per common share – basic	$1.12	$1.04	$2.23	$2.01
Earnings per common share – diluted	1.11	1.03	2.22	1.99
Dividends per common share	0.53	0.51	1.04	1.01
Return on average assets	1.03%	1.05%	1.02%	1.02%
Return on average common equity	10.34	10.36	10.34	10.17
Average shareholders’ equity to average assets	10.48	10.66	10.43	10.65
Net income available to common shareholders increased $6.4 million, or 9.9%, for the three months ended June 30, 2015 and increased $17.3 million, or 14.0%, for the six months ended June 30, 2015 compared to the same periods in 2014.The increase during the three months ended June 30, 2015 was primarily the result of a $12.8 million increase in net interest income, a $2.1 million decrease in the provision for loan losses and a $939 thousand decrease in income tax expense and partly offset by an $9.3 million increase in non-interest expense and a $168 thousand decrease in non-interest income. The increase during the six months ended June 30, 2015 was primarily the result of a $33.2 million increase in net interest income, a $5.6 million increase in non-interest income, an $953 thousand decrease in income tax expense and a $489 thousand decrease in the provision for loan losses partly offset by a $22.9 million increase in non-interest expense.
Details of the changes in the various components of net income are further discussed below.
Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 69.1% of total revenue during the first six months of 2015. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.
The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, remained at 3.25% for the entire year in 2014 and through the second quarter of 2015. Our loan portfolio is also impacted, to a lesser extent, by changes in the London Interbank Offered Rate (LIBOR). At June 30, 2015, the one-month and three-month U.S. dollar LIBOR rates were 0.19% and 0.28%, respectively, while at June 30, 2014, the one-month and three-month U.S. dollar LIBOR rates were 0.16% and 0.23%, respectively. The intended federal funds rate, which is the cost of immediately available overnight funds, remained at zero to 0.25% for the entire year in 2014 and through the second quarter of 2015.
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

	Quarter to Date	Year to Date
	June 30, 2015 vs. June 30, 2014	June 30, 2015 vs. June 30, 2014
Due to changes in average volumes	$21,983	$49,860
Due to changes in average interest rates	(1,115)	(83)
Total change	$20,868	$49,777
Taxable-equivalent net interest income for the three months ended June 30, 2015 increased $20.9 million or 10.5%, while taxable-equivalent net interest income for the six months ended June 30, 2015 increased $49.8 million, or 12.9%, compared to the same periods in 2014. The increases during the three and six months ended June 30, 2015 were primarily related to increases in the average volume of interest-earning assets. The average volume of interest-earning assets for the three months ended June 30, 2015 increased $2.6 billion, while average volume of interest-earning assets for the six months ended June 30, 2015 increased $3.1 billion compared to the same periods in 2014. The increase in earning assets during the three months ended June 30, 2015 reflected a $2.7 billion increase in average securities and a $1.2 billion increase in average loans, partly offset by a $1.3 billion decrease in average interest-bearing deposits. The increase in earning assets during the six months ended June 30, 2015 reflected a $2.8 billion increase in average securities and a $1.3 billion increase in average loans, partly offset by a $1.0 billion decrease in average interest-bearing deposits. The increase in the average volume of interest-earning assets during the three and six months ended June 30, 2015 was partly related to the acquisition of WNB during the second quarter of 2014 in which we acquired cash and cash equivalents totaling $879.7 million, loans totaling $670.6 million and securities totaling $154.2 million.
The net interest margin decreased 2 basis points from 3.49% during the three months ended June 30, 2014 to 3.47% during the three months ended June 30, 2015 and decreased 2 basis points from 3.46% during the six months ended June 30, 2014 to 3.44% during the six months ended June 30, 2015. The net interest margin during 2015 was negatively impacted by decreases in the average yields on loans and securities while the net interest margin was positively impacted by a decrease in the relative proportion of average interest-earning assets invested in lower-yielding, interest-bearing deposits during the three and six months ended June 30, 2015 compared to the same periods in 2014. These items are more fully discussed below. The average yield on interest-earning assets decreased 3 basis points from 3.55% during the three months ended June 30, 2014 to 3.52% during the three months ended June 30, 2015 and decreased 3 basis points from 3.52% during the six months ended June 30, 2014 to 3.49% during the six months ended June 30, 2015. The average cost of funds decreased 1 basis point from 0.10% during both the three and six months ended June 30, 2014 to 0.09% during both the three and six months ended June 30, 2015. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. As stated above, market interest rates have remained at historically low levels during the reported periods. The effect of lower average market interest rates during the reported periods on the average yield on average interest-earning assets was partly limited through October 2014 because of the aforementioned interest rate swaps on variable-rate loans.
The average volume of loans during the first six months of 2015 increased $1.3 billion compared to the same period in 2014. Loans made up approximately 43.4% of average interest-earning assets during the first six months of both 2015 and 2014. As discussed above, we acquired $670.6 million in loans in connection with the acquisition of WNB during the second quarter of 2014. Loans generally have significantly higher yields compared to securities, interest-bearing deposits and federal funds sold and resell agreements and, as such, have a more positive effect on the net interest margin. The average yield on loans decreased 56 basis points from 4.47% during the first six months of 2014 to 3.91% during the first six months of 2015. The average yield on loans was negatively impacted by lower average spreads due to increased competition in loan pricing during the first six months of 2015 compared to the same period in 2014. Furthermore, the decrease in the average yield on loans was also partly related to the aforementioned completion of the amortization of the deferred accumulated gain applicable to the settled interest rate swap contracts in October 2014. The amortization of the deferred accumulated gain positively impacted our average yield on loans by 38 basis points during the first six months of 2014. In an effort to offset the loss of the amortization and its positive effect on our net interest income, we utilized $840 million in excess liquidity to purchase municipal securities during the third and fourth quarters of 2014. The higher yields associated with these securities relative to the yield that would have been received had these funds continued to be held as interest-bearing deposits and federal funds sold replaced the revenue stream from the amortization of the deferred accumulated gain applicable to the settled interest rate swaps so that our net interest income was not significantly impacted.
The average volume of securities during the first six months of 2015 increased $2.8 billion compared to the same period in 2014. Securities made up approximately 44.9% of average interest-earning assets during the first six months of 2015 compared to 38.8% during the first six months of 2014. This increase was primarily related to the investment of excess liquidity from deposit growth, which included the aforementioned $840 million investment in municipal securities. The average yield on securities was 3.94% during the first six months of 2015, decreasing 1 basis point from 3.95% during the first six months of 2014. The average yield on securities was negatively impacted by a decrease in the proportion of higher-yielding tax-exempt securities to total securities to 52.0% during the first six months of 2015 from 52.5% for the same period in 2014. The average yield on securities was positively impacted by increases in the average yields of both taxable and tax-exempt securities during the first six months of 2015 compared to the same period in 2014. The average yield on taxable and non-taxable securities was 2.14% and 5.59%, respectively, during the first six months of 2015, each increasing 1 basis point from 2.13% and 5.58%, respectively, during the first six months of 2014.
Average federal funds sold, resell agreements and interest-bearing deposits during the first six months of 2015 decreased $1.0 billion compared to the same period in 2014. Federal funds sold, resell agreements and interest-bearing deposits made up approximately 11.7% of average interest-earning assets during the first six months of 2015 compared to 17.8% during the first six months of 2014. The combined average yield on federal funds sold, resell agreements and interest-bearing deposits was 0.26% during the first six months of both 2015 and 2014. The decrease in average federal funds sold, resell agreements and interest-bearing deposits was primarily related to the reinvestment of such funds into higher-yielding loans and securities.
Average deposits increased $2.9 billion during the first six months of 2015 compared to the same period in 2014. Average deposits in 2015 were impacted by the acquisition of $1.6 billion in deposits in connection with the acquisition of WNB on May 30, 2014. Average interest-bearing deposits during the first six months of 2015 increased $1.4 billion compared to the same period in 2014, while average non-interest-bearing deposits during the first six months of 2015 increased $1.5 billion compared to the same period in 2014. The ratio of average interest-bearing deposits to total average deposits was 58.2% during the first six months of 2015 compared to 59.5% during the first six months of 2014. The average cost of deposits is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-bearing deposits. The average cost of interest-bearing deposits and total deposits was 0.07% and 0.04%, respectively, during the first six months of 2015 and 0.08% and 0.05%, respectively, during the first six months of 2014.
Our net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.40% during the first six months of 2015 compared to 3.42% during the first six months of 2014. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

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
Provision for Loan Losses
The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $2.9 million and $11.0 million for the three and six months ended June 30, 2015 compared to $4.9 million and $11.5 million for the three and six months ended June 30, 2014. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.
Non-Interest Income
The components of non-interest income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Trust and investment management fees	$26,472	$26,748	$53,633	$52,159
Service charges on deposit accounts	20,033	20,462	39,810	40,436
Insurance commissions and fees	10,130	9,823	24,765	22,949
Interchange and debit card transaction fees	4,917	4,627	9,560	8,870
Other charges, commissions and fees	10,113	8,550	18,554	16,757
Net gain (loss) on securities transactions	—	2	228	2
Other	7,317	8,938	15,647	15,467
Total	$78,982	$79,150	$162,197	$156,640
Total non-interest income for the three and six months ended June 30, 2015 decreased $168 thousand, or 0.2%, and increased $5.6 million, or 3.5%, compared to the same periods in 2014, respectively. Changes in the various components of non-interest income are discussed in more detail below.
Trust and Investment Management Fees. Trust and investment management fees for the three and six months ended June 30, 2015 decreased $276 thousand, or 1.0%, and increased $1.5 million, or 2.8%, compared to the same periods in 2014, respectively. Investment fees are the most significant component of trust and investment management fees, making up approximately 77.6% and 74.6% of total trust and investment management fees for the first six months of 2015 and 2014, respectively. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees.
The decrease in trust and investment management fees during the three months ended June 30, 2015 compared to the same period in 2014 was primarily the result of decreases in oil and gas fees (down $1.0 million) and securities lending fees (down $838 thousand) partly offset by increases in trust investment fees (up $1.4 million) and estate fees (up $117 thousand). The increase in trust and investment management fees during the six months ended June 30, 2015 compared to the same period in 2014 was primarily the result of increases in trust investment fees (up $2.7 million) and estate fees (up $546 thousand) partly offset by decreases in securities lending income (down $929 thousand), oil and gas fees (down $624 thousand) and real estate fees (down $230 thousand). The increases in trust investment fees during 2015 were partly due to higher average equity valuations and an increase in the number of accounts. The increases in estate fees during 2015 were partly related to an increase in the number of estates that were settled. The decreases in oil and gas fees during 2015 were partly due to lower prices and decreased production. Securities lending fees decreased during 2015 as we discontinued our securities lending operations during the first quarter of 2015 in part due to the negative impact securities lending transactions would have had on our regulatory capital ratios under the newly effective Basel III capital rules. See Note 8 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report. The decrease in real estate fees during the six months ended June 30, 2015 was related to higher fees during 2014 due to a single, significant transaction.
At June 30, 2015, trust assets, including both managed assets and custody assets, were primarily composed of equity securities (47.2% of assets), fixed income securities (39.8% of assets) and cash equivalents (7.2% of assets). The estimated fair value of these assets was $30.6 billion (including managed assets of $13.0 billion and custody assets of $17.6 billion) at June 30, 2015, compared to $30.5 billion (including managed assets of $13.0 billion and custody assets of $17.5 billion) at December 31, 2014 and $29.9 billion (including managed assets of $12.6 billion and custody assets of $17.3 billion) at June 30, 2014.
Service Charges on Deposit Accounts. Service charges on deposit accounts for the three and six months ended June 30, 2015 decreased $429 thousand, or 2.1%, and $626 thousand, or 1.5%, compared to the same periods in 2014. The decreases were primarily due to decreases in service charges on commercial accounts (down $211 thousand and $194 thousand during the three and six months ended June 30, 2015, respectively), overdraft/insufficient funds charges on consumer accounts (down $164 thousand and $283 thousand during the three and six months ended June 30, 2015, respectively) and service charges on consumer accounts (down $67 thousand and $103 thousand during the three and six months ended June 30, 2015, respectively). Overdraft/insufficient funds charges totaled $7.7 million ($6.0 million consumer and $1.7 million commercial) during the three months ended June 30, 2015 compared to $7.9 million ($6.1 million consumer and $1.8 million commercial) during the same period in 2014. Overdraft/insufficient funds charges totaled $15.1 million ($11.6 million consumer and $3.5 million commercial) during the six months ended June 30, 2015 compared to $15.4 million ($11.9 million consumer and $3.5 million commercial) during the same period in 2014.
Insurance Commissions and Fees. Insurance commissions and fees for the three and six months ended June 30, 2015 increased $307 thousand, or 3.1% and $1.8 million, or 7.9%, compared to the same periods in 2014. The increase during the three months ended June 30, 2015 was related to increases in commission income (up $219 thousand) and contingent commissions (up $88 thousand). The increase during the six months ended June 30, 2015 was related to increases in contingent commissions (up $1.4 million) and commission income (up $374 thousand). Insurance commissions and fees include contingent commissions totaling $674 thousand and $4.5 million during the three and six months ended June 30, 2015 and $586 thousand and $3.1 million during the three and six months ended June 30, 2014. Contingent commissions primarily consist of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. Such commissions are seasonal in nature and are mostly received during the first quarter of each year. These commissions totaled $3.5 million and $2.0 million during the six months ended June 30, 2015 and 2014, respectively. Contingent commissions also include amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. These benefit plan related commissions totaled $555 thousand and $990 thousand during the three and six months ended June 30, 2015 and $594 thousand and $1.1 million during the three and six months ended June 30, 2014.
Interchange and Debit Card Transaction Fees. Interchange fees, or “swipe” fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Interchange and debit card transaction fees consist of income from check card usage, point of sale income from PIN-based debit card transactions and ATM service fees. Interchange and debit card transaction fees for the three and six months ended June 30, 2015 increased $290 thousand, or 6.3%, and $690 thousand, or 7.8%, compared to the three and six months ended June 30, 2014. The increases were primarily due to increases in income from debit card transactions (up $253 thousand and $508 thousand during the three and six months ended June 30, 2015, respectively) and ATM service fees (up $22 thousand and $182 thousand during the three and six months ended June 30, 2015, respectively).
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
Other Charges, Commissions and Fees. Other charges, commissions and fees for the three months ended June 30, 2015 increased $1.6 million, or 18.3%, compared to the same period in 2014. The increase in other charges, commissions and fees included increases in income from capital markets fees related to advisory services (up $1.0 million), letters of credit fees (up $160 thousand), commission income related to the sale of money market accounts (up $108 thousand), income from the sale of mutual funds (up $104 thousand), origination fees collected on loans that did not fund (up $102 thousand), among other things.
Other charges, commissions and fees for the six months ended June 30, 2015 increased $1.8 million, or 10.7%, compared to the same period in 2014. The increase in other charges, commissions and fees included increases in income from capital markets fees related to advisory services (up $1.1 million), letters of credit fees (up $321 thousand), income from the sale of mutual funds (up $310 thousand), commission income related to the sale of money market accounts (up $291 thousand), unused balance fees on loan commitments (up $254 thousand) and origination fees collected on loans that did not fund (up $242 thousand), among other things. These increases were partly offset by decreases in income related to the sale of annuities (down $614 thousand) and human resources consulting fee income (down $264 thousand), among other things.

Net Gain/Loss on Securities Transactions. During the first quarter of 2015, we sold an available-for-sale U.S. Treasury security with an amortized cost totaling $223.8 million and realized a gain of $228 thousand on the sale. The security sold had a short term and low yield. The proceeds from the sale of this security were reinvested into longer-term, higher-yielding securities.
Other Non-Interest Income. Other non-interest income for the three months ended June 30, 2015 decreased $1.6 million, or 18.1%, compared to the same period in 2014. The decrease in other non-interest income was due to decreases in sundry and other miscellaneous income (down $2.2 million), mineral interest income (down $955 thousand), income from customer derivative activities (down $356 thousand) and lease rental income (down $104 thousand) partly offset by increases in income from public finance underwriting fees (up $1.6 million) and earnings on life insurance policies (up $409 thousand). Other non-interest income for the six months ended June 30, 2015 increased $180 thousand, or 1.2%, compared to the same period in 2014. The increase in other non-interest income was due in part to increases in income from public finance underwriting fees (up $2.1 million); income from customer derivative activities (up $726 thousand); earnings on life insurance policies (up $613 thousand); partly offset by a decrease in mineral interest income (down $2.0 million), sundry and other miscellaneous income (down $1.9 million) and lease rental income (down $179 thousand). During 2015, sundry and other miscellaneous income included, among other things, $348 thousand related to a recovery of a prior write-off, $325 thousand related to an insurance settlement and $159 thousand related to a distribution received on a small business investment company ("SBIC") investment. During 2014, sundry and other miscellaneous income included, among other things, $1.3 million related to a distribution received on an SBIC investment and $1.3 million related to a recovery of interest on loans charged-off in previous years. Mineral interest income is related to bonus, rental and shut-in payments and oil and gas royalties received from severed mineral interests on property owned by our wholly-owned non-banking subsidiary Main Plaza Corporation. The decrease in mineral interest income was partly related to lower energy prices and a decrease in production. The variation in income from customer derivative activities during the comparable periods was primarily related to fluctuations in the volume of customer interest rate swap transactions, which impacted the level of fees we recognized. The increase in income from public finance underwriting fees was primarily related to transaction volumes.
Non-Interest Expense
The components of non-interest expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Salaries and wages	$76,633	$70,473	$152,705	$140,690
Employee benefits	17,339	14,806	37,566	32,194
Net occupancy	16,429	13,733	31,510	26,686
Furniture and equipment	15,649	15,207	31,183	30,160
Deposit insurance	3,563	3,145	7,176	6,262
Intangible amortization	849	783	1,743	1,472
Other	42,777	45,800	82,867	84,424
Total	$173,239	$163,947	$344,750	$321,888
Total non-interest expense for the three and six months ended June 30, 2015 increased $9.3 million, or 5.7%, and $22.9 million, or 7.1%, compared to the same periods in 2014. The increase in non-interest expense was particularly impacted by the acquisition of WNB during the second quarter of 2014. Changes in the various components of non-interest expense are discussed below.
Salaries and Wages. Salaries and wages for the three and six months ended June 30, 2015 increased $6.2 million, or 8.7%, and $12.0 million, or 8.5%, compared to the same periods in 2014. The increases were primarily related to an increase in the number of employees, partly related to the acquisition of WNB, and normal annual merit and market increases and, to a lesser extent, increases in stock-based compensation, incentive compensation and overtime.
Employee Benefits. Employee benefits expense for the three months ended June 30, 2015 increased $2.5 million, or 17.1%, compared to the same period in 2014. The increase was related to increases in expenses related to our defined benefit retirement plans (up $1.3 million), payroll taxes (up $431 thousand), expenses related to our 401(k) and profit sharing plans (up $333 thousand) and medical insurance expense (up $340 thousand). Employee benefits expense for the six months ended June 30, 2015 increased $5.4 million, or 16.7%, compared to the same period in 2014. The increase was related to increases in expenses related to our defined benefit retirement plans (up $2.5 million), expenses related to our 401(k) and profit sharing plans (up $1.1 million), medical insurance expense (up $680 thousand) and payroll taxes (up $630 thousand). Other than expenses related to our defined benefit retirement plans, the aforementioned increases in the various categories of employee benefits expense were related to an increase in the number of employees, which includes those added in connection with the acquisition of WNB.

During the three and six months ended June 30, 2015, we recognized combined net periodic pension expenses of $818 thousand and $1.6 million, respectively, related to our defined benefit retirement plans compared to combined net periodic pension benefits of $456 thousand and $913 thousand during the same periods in 2014. The increase in net periodic pension expense during 2015 was partly related to a decrease in the discount rate as well as changes in other actuarial assumptions. Our defined benefit retirement and restoration plans were frozen effective as of December 31, 2001 and were replaced by a profit sharing plan. Management believes these actions helped to reduce the volatility in retirement plan expense. However, we still have funding obligations related to the defined benefit and restoration plans and could recognize retirement expense related to these plans in future years, which would be dependent on the return earned on plan assets, the level of interest rates and employee turnover.
Net Occupancy. Net occupancy expense for the three and six months ended June 30, 2015 increased $2.7 million, or 19.6%, and $4.8 million, or 18.1%, compared to the same periods in 2014. The increase during the three months ended June 30, 2015 was primarily related to increases in lease expense (up $552 thousand), property taxes (up $533 thousand), building depreciation (up $482 thousand), utilities expense (up $304 thousand), depreciation on leasehold improvements (up $242 thousand), expenses related to service contracts (up $293 thousand) and repairs and maintenance expense (up $154 thousand). The increase during the six months ended June 30, 2015 was primarily related to increases in lease expense (up $1.7 million), property taxes (up $942 thousand), building depreciation (up $536 thousand), depreciation on leasehold improvements (up $487 thousand), expenses related to service contracts (up $449 thousand), repairs and maintenance expense (up $310 thousand) and utilities expense (up $218 thousand). The increases in these items were partly related to the additional facilities added in connection with the acquisition of WNB during the second quarter of 2014, a new operations and support center, a portion of which was placed into service during the second quarter of 2015, and new branch locations. We expect higher levels of building depreciation expense related to the new operations and support center in future periods as additional components of the center are placed into service.
Furniture and Equipment. Furniture and equipment expense for the three and six months ended June 30, 2015 increased $442 thousand, or 2.9%, and $1.0 million, or 3.4%, compared to the same periods in 2014. The increases were primarily related to increases in software maintenance (up $654 thousand and $1.5 million during the three and six months ended June 30, 2015, respectively) and depreciation related to furniture and equipment (up $236 thousand and $315 thousand during the three and six months ended June 30, 2015, respectively) partly offset by a decrease in software amortization (down $581 thousand and $886 thousand during the three and six months ended June 30, 2015, respectively).
Deposit Insurance. Deposit insurance expense totaled $3.6 million and $7.2 million for the three and six months ended June 30, 2015 compared to $3.1 million and $6.3 million for the three and six months ended June 30, 2014. The increase in deposit insurance expense for the three and six months ended 2015 compared to the same periods in 2014 was primarily related to an increase in assets, which was partly related to the acquisition of WNB.
Intangible Amortization. Intangible amortization is primarily related to core deposit intangibles and, to a lesser extent, intangibles related to customer relationships and non-compete agreements. Intangible amortization for the three and six months ended June 30, 2015 increased $66 thousand, or 8.4%, and $271 thousand, or 18.4%, compared to the same periods in 2014. Intangible amortization during the three and six months ended June 30, 2015 was impacted by the additional amortization related to the core deposit intangible recorded in connection with the acquisition of WNB during the second quarter of 2014. The impact of this additional amortization was partly limited by the completion of amortization of certain previously recognized intangible assets as well as a reduction in the annual amortization rate of certain previously recognized intangible assets as we use an accelerated amortization approach which results in higher amortization rates during the earlier years of the useful lives of intangible assets.
Other Non-Interest Expense. Other non-interest expense for the three and six months ended June 30, 2015 decreased $3.0 million, or 6.6%, and $1.6 million, or 1.8%, compared to the same periods in 2014. Other non-interest expense during 2014 was impacted by expenses related to the acquisition of WNB during the second quarter. Acquisition related expenses included in other non-interest expense totaled $4.8 million and $6.0 million during the three and six months ended June 30, 2014, respectively. These costs are included in professional services expenses ($3.2 million during both the three and six months ended June 30, 2014), severance ($1.3 million during both the three and six months ended June 30, 2014) and various other expenses ($425 thousand and $1.5 million during the three and six months ended June 30, 2014, respectively). Excluding these acquisition related expenses during 2014, other non-interest expense for the three and six months ended June 30, 2015 effectively increased $1.8 million, or 4.4%, and $4.4 million, or 5.6%, compared to the same periods in 2014. The effective increase, excluding acquisition related expenses in 2014, for the three months ended June 30, 2015 was partly related to increases in advertising expense (up $926 thousand), guard service expense (up $435 thousand), data communications expense (up $425 thousand), travel/meals and entertainment expense (up $330 thousand) and check card expense (up $289 thousand), among other things. The increases in these items were partly offset by decreases in losses on the sale/write-down of foreclosed assets (down $709 thousand) and donations expense (down $325 thousand). The effective increase, excluding acquisition related expenses in 2014, for the six months ended June 30, 2015 was partly related to increases in check card expense (up $1.1 million), data communications expense (up $868 thousand), advertising expense (up $755 thousand), guard service expense (up $656 thousand), professional expense (up $609 thousand), sundry and other miscellaneous expense (up $575), and travel/meals and entertainment expense (up

$571 thousand), among other things. The increases in these items were partly offset by decreases in in donations expense (down $791 thousand), losses on the sale/write-down of foreclosed assets (down $769 thousand), and postage expense (down $359 thousand).
Results of Segment Operations
Our operations are managed along two operating segments: Banking and Frost Wealth Advisors. A description of each business and the methodologies used to measure financial performance is described in Note 16 - Operating Segments in the accompanying notes to consolidated financial statements included elsewhere in this report. Net income (loss) by operating segment is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Banking	$69,021	$64,105	$136,739	$120,161
Frost Wealth Advisors	5,299	5,389	10,636	10,473
Non-Banks	(1,243)	(2,790)	(2,135)	(2,742)
Consolidated net income	$73,077	$66,704	$145,240	$127,892
Banking
Net income for the three and six months ended June 30, 2015 increased $4.9 million, or 7.7%, and $16.6 million, or 13.8%, compared to the same periods in 2014. The increase during the three months ended June 30, 2015 was primarily the result of a $12.7 million increase in net interest income, a $2.0 million decrease in the provision for loan losses, a $1.4 million decrease in income tax expense and a $742 thousand increase in non-interest income partly offset by an $12.0 million increase in non-interest expense. The increase during the six months ended June 30, 2015 was primarily the result of a $33.1 million increase in net interest income, a $6.1 million increase in non-interest income, a $1.2 million decrease in income tax expense and a $488 thousand decrease in the provision for loan losses partly offset by a $24.2 million increase in non-interest expense.
Net interest income for the three and six months ended June 30, 2015 increased $12.7 million, or 7.5%, and $33.1 million, or 10.1%, compared to the same periods in 2014. The increases were primarily related to increases in the average volume of interest-earning assets. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.
The provision for loan losses for the three and six months ended June 30, 2015 totaled $2.9 million and $11.0 million compared to $4.9 million and $11.5 million for the same periods in 2014. See the analysis of the provision for loan losses included in the section captioned “Allowance for Loan Losses” included elsewhere in this discussion.
Non-interest income for the three months ended June 30, 2015 increased $742 thousand, or 1.6%, while non-interest income for the six months ended June 30, 2015 increased $6.1 million, or 6.5%, compared to the same periods in 2014. The increase in non-interest income during the three months ended June 30, 2015 was primarily related to increases in other charges, commissions and fees; insurance commissions and fees; and interchange and debit card transaction fees partly offset by decreases in other non-interest income and services charges on deposit accounts. The increase in non-interest income during the six months ended June 30, 2015 was primarily related to increases in other non-interest income; other charges, commissions and fees; insurance commissions and fees; and interchange and debit card transaction fees partly offset by a decrease in service charges on deposit accounts. The increases in other charges, commissions and fees during the three and six months ended June 30, 2015 compared to the same periods in 2014 were primarily related to increases in capital markets fees related to advisory services, letters of credit fees, income from unused balance fees on loan commitments and origination fees collected on loans that did not fund. The increases in insurance commissions and fees during the three and six months ended June 30, 2015 compared to the same periods in 2014 were primarily related to increases in commission income and contingent commissions received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. The increases in interchange and debit card transaction fees during the three and six months ended June 30, 2015 compared to the same periods in 2014 were primarily related to increases in income from debit card transactions and ATM service fees. The decrease in other non-interest income for the three months ended June 30, 2015 compared to the same period in 2014 was due to decreases in sundry and other miscellaneous income, income from customer derivative activities and lease rental income partly offset by increases in income from public finance underwriting fees and earnings on life insurance policies. The increase in other non-interest income for the six months ended June 30, 2015 compared to the same period in 2014 was due in part to increases in income from public finance underwriting fees, income from customer derivative activities and earnings on life insurance policies partly offset by a decrease in sundry and other miscellaneous income and lease rental income. The decreases in services charges on deposit accounts for the three and six months ended June 30, 2015 compared to the same periods in 2014 were primarily due to decreases in service charges on commercial accounts, overdraft/insufficient funds charges on consumer accounts and service charges on consumer accounts. See the analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for the three and six months ended June 30, 2015 increased $12.0 million, or 8.9%, and $24.2 million, or 9.0%, compared to the same periods in 2014. The increase in non-interest expense during the three months ended June 30, 2015 was primarily related to increases in salaries and wages, net occupancy, employee benefits and, to a lesser extent, increases in other non-interest expense, deposit insurance and furniture and fixtures expense. The increase in non-interest expense during the six months ended June 30, 2015 was primarily related to increases in salaries and wages, employee benefits, net occupancy and, to a lesser extent, increases in other non-interest expense, furniture and fixtures expense and deposit insurance. The increases in salaries and wages during the three and six months ended June 30, 2015 compared to the same periods in 2014 were primarily related to an increase in the number of employees, partly related to the acquisition of WNB, and normal annual merit and market increases and, to a lesser extent, increases in stock-based compensation, incentive compensation and overtime. The increases in employee benefits expense during the three and six months ended June 30, 2015 compared to the same periods in 2014 were primarily related to increases in expenses related to our defined benefit retirement plans as well as increases in expenses related to our 401(k) and profit sharing plans, medical insurance expense and payroll taxes. The increases in net occupancy expense for the three and six months ended June 30, 2015 compared to the same periods in 2014 were primarily related to increases in lease expense, property taxes, building depreciation, utilities expense, depreciation on leasehold improvements, expenses related to service contracts and repairs and maintenance expense. The increases in these items were partly related to the additional facilities added in connection with the acquisition of WNB during the second quarter of 2014 and a new operations and support center, a portion of which was placed into service during the second quarter of 2015. The increases in other non-interest expense for the three and six months ended June 30, 2015 compared to the same periods in 2014 were primarily related to increases advertising expense, data communications expense, check card expense, guard service expense and travel/meals and entertainment expense. Other non-interest expense during the six months ended June 30, 2015 was also impacted by an increase in sundry and other miscellaneous expenses. These increases in other non-interest expense during the three and six months ended June 30, 2015 were partly offset by decreases in losses on the sale/write-down of foreclosed assets and donations expense. The increases in deposit insurance expense for the three and six months ended June 30, 2015 compared to the same periods in 2014 was primarily related to an increase in assets. The increases in furniture and equipment expense during the three and six months ended June 30, 2015 were primarily related to increases in software maintenance partly offset by decreases in software amortization. See the analysis of these items included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.
Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $10.1 million and $24.9 million during the three and six months ended June 30, 2015 and $9.8 million and $23.1 million during the three and six months ended June 30, 2014. The increase was primarily related to increases in contingent commissions and commission income. See the analysis of insurance commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion. Frost Insurance Agency also had consulting revenues totaling $158 thousand and $334 thousand during the three and six months ended June 30, 2015 and $239 thousand and $598 thousand during the three and six months ended June 30, 2014. Consulting revenues are primarily related to human resources consulting services and are reported as a component of other charges, commissions and fees.
Frost Wealth Advisors
Net income for the three and six months ended June 30, 2015 decreased $90 thousand, or 1.7%, and increased $163 thousand, or 1.56%, respectively compared to the same periods in 2014. The decrease during the three months ended June 30, 2015 was primarily due to a $325 thousand increase in non-interest expense partly offset by a $194 thousand increase in net interest income and a $47 thousand decrease in income tax expense. The increase during the six months ended June 30, 2015 was primarily due to a $1.4 million increase in non-interest income and a $336 thousand increase in net interest income partly offset by a $1.5 million increase in non-interest expense and a $90 thousand increase in income tax expense.
Net interest income for the three and six months ended June 30, 2015 increased $194 thousand, or 11.7%, and $336 thousand, or 10.3%, compared to the same periods in 2014. The increase during the three and six months ended June 30, 2015 was primarily due to an increase in the average volume of funds provided due to an increase in the average volume of Frost Wealth Advisors' repurchase agreements and, to a lesser extent, an increase in the funds transfer price received for providing those funds.
Non-interest income did not significantly change for the three months ended June 30, 2015 compared to the same period in 2014 as a $320 thousand decrease in trust and investment management fees was mostly offset by a $252 thousand increase in other charges, commissions and fees and a $61 thousand increase other non-interest income. Non-interest income for the six months ended June 30, 2015 increased $1.4 million, or 2.3%, compared to the same period in 2014. The increase during the six months ended June 30, 2015 was primarily related to an increase in trust and investment management fees. Trust and investment management fee income is the most significant income component for Frost Wealth Advisors. Investment fees are the most significant component of trust and investment management fees, making up approximately 77.6% of total trust and investment management fees for the first six months of 2015. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. The increase in trust and investment management fee income during the six months ended June 30, 2015 compared to the same period in 2014 was primarily the result of an increase in trust investment fees and estate fees partly offset by decreases in securities lending income, oil and gas fees and real estate fees. The increase in trust investment fees was primarily due to higher average equity valuations during 2015 and an increase in the number of accounts. Other charges, commissions and fees during the six months ended June 30, 2015 did not significantly fluctuate compared to the same period in 2014 as decreases in income related to the sale of annuities and brokerage commissions were mostly offset by increases in income from the sale of mutual funds and money market accounts. See the analysis of trust and investment management fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for the three and six months ended June 30, 2015 increased $325 thousand, or 1.4%, and $1.5 million, or 3.1%, compared to the same periods in 2014. The increase in non-interest expense during the three months ended June 30, 2015 was primarily related to increases in salaries and wages (up $623 thousand) and employee benefits (up $161 thousand) partly offset by a decrease in other non-interest expense (down $475 thousand). The increase in non-interest expense during the six months ended June 30, 2015 was primarily related to increases in salaries and wages (up $839 thousand), other non-interest expense (up $332 thousand) and employee benefits (up $257 thousand). The increases in salaries and wages during the three and six months ended June 30, 2015 were primarily related to normal annual merit and market increases and, to a lesser extent, increases in incentive compensation and stock-based compensation. The increases in employee benefits during the three and six months ended June 30, 2015 were partly due to increases in expenses related to our defined benefit retirement plans, 401(k) and profit sharing plans and payroll taxes, among other things. The variation in other non-interest expense during the three and six months ended June 30, 2015 was related to fluctuations in various miscellaneous categories of expense and overhead cost allocations.
Non-Banks
The Non-Banks operating segment had net losses of $1.2 million and $2.1 million for the three and six months ended June 30, 2015, respectively, compared to net losses of $2.8 million and $2.7 million for the same periods in 2014. The decrease in the net loss for the three months ended June 30, 2015 was primarily due to a $3.0 million decrease in other non-interest expense partly offset by a $946 thousand decrease in other non-interest income and a $458 thousand decrease in the net income tax benefit. The decrease in net loss during the six months ended June 30, 2015 was primarily due to a $2.9 million decrease in other non-interest expense partly offset by a $2.0 million decrease in other non-interest income.
Other non-interest expense during 2014 included approximately $3.0 million of expenses associated with the acquisition of WNB during the second quarter. This amount was primarily related to professional services. The decreases in other non-interest income during the three and six months ended June 30, 2015 were primarily related to decreases in mineral interest income. Mineral interest income is related to bonus, rental and shut-in payments and oil and gas royalties received from severed mineral interests on property owned by our wholly-owned non-banking subsidiary Main Plaza Corporation. The decrease in mineral interest income was partly related to lower energy prices and a decrease in production.
Income Taxes
We recognized income tax expense of $12.6 million and $24.7 million, for an effective tax rate of 14.7% and 14.5% for the three and six months ended June 30, 2015 compared to $13.5 million and $25.6 million, for an effective tax rate of 16.9% and 16.7% for the three and six months ended June 30, 2014. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies. The decrease in the effective tax rate during the three and six months ended June 30, 2015 was partly related to an increase in the relative proportion of tax-exempt income as we purchased additional tax-exempt municipal securities.

Average Balance Sheet
Average assets totaled $27.8 billion for the six months ended June 30, 2015 representing an increase of $3.4 billion, or 13.9%, compared to average assets for the same period in 2014. The growth in average assets was primarily funded by an increase in average deposits. Average assets during the six months ended June 30, 2015 were also partly impacted by the acquisition of WNB on May 30, 2014. See Note 2 - Mergers and Acquisitions in the accompanying consolidated financial statements included elsewhere in this report for additional information related to this acquisition. The increase in average assets was primarily reflected in earning assets, which increased $3.1 billion, or 13.6%, during the first six months of 2015 compared to the same period of 2014. The increase in earning assets was primarily due to a $2.8 billion increase in average securities and a $1.3 billion increase in average loans partly offset by $1.0 billion decrease in average interest-bearing deposits. We acquired cash and cash equivalents totaling $879.7 million, loans totaling $670.6 million and securities totaling $154.2 million in connection with the acquisition of WNB. Total deposits averaged $23.8 billion for the first six months of 2015, increasing $2.9 billion, or 14.1%, compared to the same period in 2014. We acquired $1.6 billion of deposits in connection with the acquisition of WNB. Average interest-bearing deposit accounts totaled 58.2% and 59.5% of average total deposits during the first six months of 2015 and 2014, respectively.
Loans
Loans were as follows as of the dates indicated:

	June 30, 2015	Percentage of Total	December 31, 2014	Percentage of Total
Commercial and industrial:
Commercial	$5,621,818	49.3%	$5,429,206	49.4%
Leases	344,091	3.0	338,537	3.1
Total commercial and industrial	5,965,909	52.3	5,767,743	52.5
Commercial real estate:
Commercial mortgages	3,146,004	27.6	3,080,202	28.0
Construction	761,834	6.7	629,988	5.7
Land	281,860	2.5	291,907	2.7
Total commercial real estate	4,189,698	36.8	4,002,097	36.4
Consumer real estate:
Home equity loans	336,468	3.0	342,725	3.1
Home equity lines of credit	226,877	2.0	220,128	2.0
Other	304,345	2.6	286,198	2.6
Total consumer real estate	867,690	7.6	849,051	7.7
Total real estate	5,057,388	44.4	4,851,148	44.1
Consumer and other:
Consumer installment	395,054	3.4	385,479	3.5
Other	6,939	0.1	8,122	0.1
Total consumer and other	401,993	3.5	393,601	3.6
Unearned discounts	(24,466)	(0.2)	(24,957)	(0.2)
Total loans	$11,400,824	100.0%	$10,987,535	100.0%
Loans increased $413.3 million, or 3.8%, compared to December 31, 2014. The majority of our loan portfolio is comprised of commercial and industrial loans and real estate loans. Commercial and industrial loans made up 52.3% and 52.5% of total loans at June 30, 2015 and December 31, 2014, respectively, while real estate loans made up 44.4% and 44.1% of total loans, respectively, at those dates. Real estate loans include both commercial and consumer balances.
Commercial and industrial loans increased $198.2 million, or 3.4%, during the first six months of 2015. Our commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with our loan policy guidelines. The commercial and industrial loan portfolio also includes commercial leases and purchased shared national credits ("SNC"s) which are discussed in more detail below.

Energy loans, which make up the largest concentration of loans in any single industry, were as follows:

	June 30, 2015	December 31, 2014
Energy loans:
Production	$1,216,617	$1,160,404
Service	285,016	319,618
Private client	146,348	131,031
Manufacturing	76,847	76,687
Transportation	62,429	76,179
Refining	7,400	7,439
Traders	2,408	2,587
Total energy loans	$1,797,065	$1,773,945
Purchased shared national credits are participations purchased from upstream financial organizations and tend to be larger in size than our originated portfolio. Our purchased SNC portfolio totaled $793.1 million at June 30, 2015, increasing $55.0 million, or 7.5%, from $738.2 million at December 31, 2014. At June 30, 2015, 59.5% of outstanding purchased SNCs were related to the energy industry and 11.4% of outstanding purchased SNCs were related to the construction industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the commercial and industrial portfolio, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of our customers. As a matter of policy, we generally only participate in SNCs for companies headquartered in or which have significant operations within our market areas. In addition, we must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.
Real estate loans increased $206.2 million, or 4.3%, during the first six months of 2015. Real estate loans include both commercial and consumer balances. Commercial real estate loans totaled $4.2 billion at June 30, 2015 and represented 82.8% of total real estate loans. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. Our primary focus for the commercial real estate portfolio has been growth in loans secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan.
The consumer loan portfolio, including all consumer real estate and consumer installment loans, totaled $1.3 billion at June 30, 2015 and $1.2 billion at December 31, 2014. Consumer real estate loans, increased $18.6 million, or 2.2%, from December 31, 2014. Combined, home equity loans and lines of credit made up 64.9% and 66.3% of the consumer real estate loan total at June 30, 2015 and December 31, 2014, respectively. We offer home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans. In general, we do not originate 1-4 family mortgage loans; however, from time to time, we may invest in such loans to meet the needs of our customers. Consumer installment loans, increased $9.6 million, or 2.5%, from December 31, 2014. The consumer installment loan portfolio primarily consists of automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents, and other similar types of credit facilities.

Non-Performing Assets
Non-performing assets and accruing past due loans are presented in the table below. Troubled debt restructurings on non-accrual status are reported as non-accrual loans. Troubled debt restructurings on accrual status are reported separately.

	June 30, 2015	December 31, 2014
Non-accrual loans:
Commercial and industrial	$31,214	$34,744
Commercial real estate	15,316	19,639
Commercial construction	254	2,792
Consumer real estate	2,812	2,212
Consumer and other	457	538
Total non-accrual loans	50,053	59,925
Restructured loans	—	—
Foreclosed assets:
Real estate	2,381	5,251
Other	—	—
Total foreclosed assets	2,381	5,251
Total non-performing assets	$52,434	$65,176

Ratio of non-performing assets to:
Total loans and foreclosed assets	0.46%	0.59%
Total assets	0.19	0.23
Accruing past due loans:
30 to 89 days past due	$66,191	$42,881
90 or more days past due	19,767	20,941
Total accruing past due loans	$85,958	$63,822
Ratio of accruing past due loans to total loans:
30 to 89 days past due	0.58%	0.39%
90 or more days past due	0.17	0.19
Total accruing past due loans	0.75%	0.58%
Non-performing assets include non-accrual loans, troubled debt restructurings and foreclosed assets. Non-performing assets at June 30, 2015 decreased $12.7 million from December 31, 2014. Non-accrual commercial and industrial loans included one credit relationship in excess of $5 million as of June 30, 2015 and December 31, 2014. This credit relationship totaled $15.2 million at June 30, 2015 and $15.5 million at December 31, 2014. Non-accrual real estate loans primarily consist of land development, 1-4 family residential construction credit relationships and loans secured by office buildings and religious facilities. One credit relationship totaling $5.6 million at December 31, 2014 was included in both non-accrual commercial and industrial loans ($2.7 million) and non-accrual commercial real estate loans ($2.9 million).
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
Foreclosed assets represent property acquired as the result of borrower defaults on loans. Foreclosed assets are recorded at estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for loan losses. Regulatory guidelines require us to reevaluate the fair value of foreclosed assets on at least an annual basis. Our policy is to comply with the regulatory guidelines. Write-downs are provided for subsequent declines in value and are included in other non-interest expense along with other expenses related to maintaining the properties. Write-downs of foreclosed assets totaled $36 thousand and $994 thousand, during the six months ended June 30, 2015 and 2014, respectively. There were no significant concentrations of any properties, to which the aforementioned write-downs relate, in any single geographic region.
Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At June 30, 2015 and December 31, 2014, we had $111.8 million and $15.1 million in loans of this type which are not included in any one of the non-accrual, restructured or 90 days past due loan categories. At June 30, 2015, potential problem loans consisted of 10 credit relationships. Of the total outstanding balance at June 30, 2015, 51.5% related to four customers in the energy industry, 23.2% related to two customers in manufacturing and 19.5% related to two customers in real estate. Weakness in these organizations’ operating performance, financial condition and borrowing base deficits for certain energy credits, among other factors, have caused us to heighten the attention given to these credits. As such, all of the loans identified as potential problem loans at June 30, 2015 were graded as either "special mention" (risk grade 10) or "substandard - accrual" (risk grade 11), with a weighted-average risk grade of 10.8. Potential problem loans impact the allocation of our allowance for loan losses as a result of our risk grade based allocation methodology. See Note 4 - Loans in the accompanying consolidated financial statements for details regarding our allowance allocation methodology.
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
The table below provides, as of the dates indicated, an allocation of the allowance for loan losses by loan type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	June 30, 2015	December 31, 2014
Commercial and industrial	$68,725	$59,192
Commercial real estate	24,935	27,163
Consumer real estate	4,702	5,178
Consumer and other	8,245	8,009
Unallocated	—	—
Total	$106,607	$99,542
The reserve allocated to commercial and industrial loans at June 30, 2015 increased $9.5 million compared to December 31, 2014. This increase was primarily related to increases in historical valuation allowances, the environmental risk adjustment, reserves allocated for excessive industry concentrations and highly leveraged credit relationships and a decrease in the adjustment for recoveries partly offset by decreases in reserves allocated for general macroeconomic risk, credit and collateral exceptions and distressed industries. Historical valuation allowances increased $8.6 million from $32.4 million at December 31, 2014 to $41.0 million at June 30, 2015. The increase in historical valuation allowances was due to an increase in the volume of classified commercial and industrial loans, particularly those graded as substandard (risk grade 11) and an increase in the volume of non-classified commercial and industrial loans, particularly those graded as special mention (risk grade 10) and watch (risk grade 9). Classified commercial and industrial loans (loans having a risk grade of 11, 12 or 13) totaled $152.1 million at June 30, 2015 compared to $95.0 million at December 31, 2014. Non-classified commercial and industrial loans graded as special mention and watch (risk grades 9 and 10) totaled $251.8 million at June 30, 2015 compared to $147.2 million at December 31, 2014. Historical valuation allowances were also partly impacted by a change in our allocation methodology related to credit and collateral exceptions, as further discussed below. The impact of the aforementioned volume increases and methodology change was partly offset by decreases in the historical loss allocation factors applied to certain categories of non-classified and classified commercial and industrial loans. The environmental risk adjustment increased $898 thousand from $6.8 million at December 31, 2014 to $7.7 million at June 30, 2015. Although the environmental adjustment factor has decreased slightly from December 31, 2014, the dollar amount of the environmental risk adjustment increased as a result of the aforementioned increase in the historical valuation allowances to which the environmental adjustment factor is applied. The reserve allocated for excessive industry concentrations increased $4.0 million from $2.1 million at December 31, 2014 to $6.2 million at June 30, 2015 primarily due to increased risk concentrations related to energy production and energy service credits. The weighted average risk-grade for energy loans was 6.39 at June 30, 2015 compared to 5.45 at December 31, 2014. The reserves allocated for highly leveraged credit relationships increased $1.8 million from $4.0 million at December 31, 2014 to $5.7 million at June 30, 2015 primarily due to an increase in the volume of such credit relationships, which were mostly pass-grade, energy and non-energy related commercial and industrial loans with commitments in excess of $10.0 million. The adjustment for recoveries decreased $2.3 million from $6.2 million at December 31, 2014 to $4.0 million at June 30, 2015 primarily due to the lower level of recoveries, on an annualized basis, experienced in the first six months of 2015 relative to adjusted annual recoveries for 2014. The reserve allocated for general macroeconomic risk totaled $587 thousand at June 30, 2015 compared to $7.7 million at December 31, 2014. At December 31, 2014, the level of the reserve for general macroeconomic risk reflected the prevailing market conditions, particularly the uncertainty associated with decreasing oil prices. The decrease in the reserve allocated for general macroeconomic risk resulted as the risks associated with decreased oil prices are now reflected in other components of the overall reserves allocated for commercial and industrial loans, primarily the aforementioned increases in historical valuation allowances and allocations for excessive industry concentrations. The reserve allocated to energy loans within our commercial and industrial loan portfolio, excluding the impact of the reserve for general macroeconomic risk, increased $14.9 million from $11.1 million at December 31, 2014 to $26.0 million at June 30, 2015. The reserve allocated to other categories of loans within our commercial and industrial loan portfolio segment, excluding the impact of the reserve for general macroeconomic risk, increased $1.7 million from $40.4 million at December 31, 2014 to $42.1 million at June 30, 2015. As discussed in Note 4 - Loans in the accompanying consolidated financial statements, beginning in the second quarter of 2015, reserves allocated for credit and collateral exceptions are captured within our loan risk grade matrix and are a component of our historical valuation allowances. Accordingly, there were no general valuation allowance allocations for credit and collateral exceptions at June 30, 2015, while such allocations totaled $1.5 million at December 31, 2014. The distressed industries allocation for commercial and industrial loans decreased $783 thousand from $3.1 million at December 31, 2014 to $2.3 million at June 30, 2015. The decrease was primarily related to improvements in the weighted-average risk grades of certain segments of the contractors industry to a level below that of the weighted-average risk grade for all pass-grade loans within the overall loan portfolio segment. As a result, additional distressed industry allocations were no longer necessary for these segments of the contractors industry.
The reserve allocated to commercial real estate loans at June 30, 2015 decreased $2.2 million compared to December 31, 2014. The decrease was primarily related to decreases in reserves allocated for general macroeconomic risk and credit and collateral exceptions partly offset by a decrease in the adjustment for recoveries combined with increases in historical valuation allowances and reserves allocated for distressed industries, large relationship concentrations and highly leveraged credit relationships. The reserve allocated for general macroeconomic risk totaled $213 thousand at June 30, 2015 compared to $3.5 million at December 31, 2014. The decrease reflects, in part, positive trends related to commercial real estate loan charge-offs and classified commercial real estate loans. Net commercial real estate loan charge-offs totaled $12 thousand during the first six months of 2015 compared to $1.7 million during the first six months of 2014. Classified commercial real estate loans totaled $62.8 million at June 30, 2015 compared to $65.8 million at December 31, 2014. As mentioned above, reserves allocated for credit and collateral exceptions are now captured within our loan risk grade matrix and are a component of our historical valuation allowances. Accordingly, there were no general valuation allowance allocations for credit and collateral exceptions at June 30, 2015, while such allocations totaled $681 thousand at December 31, 2014. The adjustment for recoveries decreased $861 thousand from $1.8 million at December 31, 2014 to $939 thousand at June 30, 2015 primarily due to the lower level of recoveries, on an annualized basis, experienced in the first six months of 2015 relative to adjusted annual recoveries for 2014. Historical valuation allowances increased $426 thousand from $14.7 million at December 31, 2014 to $15.1 million at June 30, 2015. The increase in historical valuation allowances was due to an increase in the volume of non-classified commercial and industrial loans, particularly those graded as watch (risk grade 9) and special mention (risk grade 10). Non-classified commercial real estate loans graded as watch and special mention totaled $266.2 million at June 30, 2015 compared to $170.1 million at December 31, 2014. Historical valuation allowances were also partly impacted by a change in our allocation methodology related to credit and collateral exceptions, as discussed above. The distressed industries allocation related to commercial real estate loans increased $263 thousand while reserves allocated for large credit relationships and highly leveraged credit relationships increased $166 thousand and $108 thousand, respectively, from December 31, 2014 to June 30, 2015 primarily due to increases in the volumes of such credit relationships.
The reserve allocated to consumer real estate loans at June 30, 2015 decreased $476 thousand compared to December 31, 2014. This decrease was primarily due to a decrease in the reserve for general macroeconomic risk partly offset by increases in the allocation for loans not reviewed by concurrence and historical valuation allowances and a decrease in the adjustment for recoveries.
The reserve allocated to consumer and other loans at June 30, 2015 increased $236 thousand compared to December 31, 2014. The increase was primarily related to an increase in the historical valuation allowances due to an increase in the historical loss allocation factor applied to consumer and other loans and an increase in the volume of such loans combined with an increase in the environmental risk adjustment. These increases were partly offset by decreases in the reserve allocated for general macroeconomic risk and an increase in the adjustment for recoveries.

Activity in the allowance for loan losses is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance at beginning of period	$105,708	$95,156	$99,542	$92,438
Provision for loan losses	2,873	4,924	11,035	11,524
Charge-offs:
Commercial and industrial	(2,374)	(3,028)	(4,506)	(5,395)
Commercial real estate	—	(935)	(478)	(2,726)
Consumer real estate	(21)	(105)	(101)	(126)
Consumer and other	(2,692)	(2,269)	(5,497)	(4,756)
Total charge-offs	(5,087)	(6,337)	(10,582)	(13,003)
Recoveries:
Commercial and industrial	692	1,894	1,974	2,565
Commercial real estate	294	810	466	1,023
Consumer real estate	102	78	154	122
Consumer and other	2,025	1,761	4,018	3,617
Total recoveries	3,113	4,543	6,612	7,327
Net charge-offs	(1,974)	(1,794)	(3,970)	(5,676)
Balance at end of period	$106,607	$98,286	$106,607	$98,286

Ratio of allowance for loan losses to:
Total loans	0.94%	0.92%	0.94%	0.92%
Non-accrual loans	212.99	164.82	212.99	164.82
Ratio of annualized net charge-offs to average total loans	0.07	0.07	0.07	0.12
The provision for loan losses decreased $489 thousand, or 4.2%, during the six months ended June 30, 2015 compared to the same period in 2014. Despite an increase in the weighted-average risk grade of our commercial and industrial and commercial real estate loan portfolios, the level of the provision for loan losses decreased during 2015 primarily due to decreases in the level of net charge-offs and the volume of non-performing loans. The overall weighted-average risk grade of our commercial and industrial and commercial real estate portfolios was 6.50 at June 30, 2015 compared to 6.29 at December 31, 2014. The increase in the weighted-average risk grade of our commercial and industrial and commercial real estate loan portfolios was primarily driven by the upward migration of risk grades within our energy loan portfolio as detailed above. This upward risk grade migration in our energy loan portfolio resulted in higher historical valuation allowances and increases in the various categories of general valuation allowances that are based upon our loan risk-grade matrix, particularly the reserves allocated for excessive industry concentrations. In consideration of the prevailing market conditions, particularly the uncertainty associated with decreasing oil prices during the latter part of 2014, we had previously anticipated increasing risk grades within our loan portfolio, particularly the energy loans. As a result, we maintained higher reserves for general macroeconomic risk as of December 31, 2014. Though uncertainty associated with oil price volatility continues to be a factor as of June 30, 2015, we believe we have identified the significant credit risks within our energy loan portfolio as well as other associated risks impacting the rest of our loan portfolio and captured those risks within our loan risk grade matrix and our allowance allocation methodology, as detailed above. In light of this, along with improving conditions in other areas of the economy and unemployment, as reflected in the recent upward movement of the Texas Leading Index which totaled totaled 127.1 at May 31, 2015 increasing from a recent low of 125.2 at March 31, 2015 but still down from 129.4 at December 31, 2014, higher levels of reserves for general macroeconomic risk were not considered necessary at June 30, 2015. As increases in historical valuation allowances and other components of our general valuation allowances offset the decrease in reserves for general macroeconomic risk, the level of the provision for loan losses was not significantly impacted during the first six months of 2015 beyond the level required to compensate for overall loan growth and net charge-offs during the period. The ratio of the allowance for loan losses to total loans was 0.94% at June 30, 2015 compared to 0.91% at December 31, 2014. Management believes the recorded amount of the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing portfolio of loans, as described, in part, herein. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, our estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

Capital and Liquidity
Capital. Shareholders’ equity totaled $2.9 billion at both June 30, 2015 and December 31, 2014. In addition to net income of $145.2 million, other sources of capital during the six months ended June 30, 2015 included $9.0 million in proceeds from stock option exercises and related tax benefits of $750 thousand and $5.3 million related to stock-based compensation. Uses of capital during the six months ended June 30, 2015 included $69.9 million of dividends paid on preferred and common stock, other comprehensive loss, net of tax, of $59.5 million and $10.6 million of treasury stock purchases.
The accumulated other comprehensive income/loss component of shareholders’ equity totaled a net, after-tax, unrealized gain of $82.3 million at June 30, 2015 compared to a net, after-tax, unrealized gain of $141.8 million at December 31, 2014. The decrease was primarily due to a $51.3 million net after-tax decrease in the net unrealized gain on securities available for sale and a $10.5 million net after-tax decrease in the net unrealized gain on securities transferred to held to maturity partly offset by a $2.3 million net after-tax decrease in the net actuarial loss of our defined benefit post-retirement benefit plans.
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
We paid quarterly dividends of $0.51 and $0.53 per common share during the first and second quarters of 2015 and quarterly dividends of $0.50 and $0.51 per common share during the first and second quarters of 2014. This equates to a common stock dividend payout ratio of 46.0% and 47.3% during the first and second quarters of 2015 and 51.5% and 49.7% during the first and second quarters of 2014, respectively. Under the terms of the junior subordinated deferrable interest debentures that we issued to Cullen/Frost Capital Trust II and WNB Capital Trust I, we have the right at any time during the term of the debentures to defer the payment of interest at any time or from time to time for an extension period not exceeding 20 consecutive quarterly periods with respect to each extension period. Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our capital stock is subject to certain restrictions during any such extension period.
Under the terms of our Series A Preferred Stock, our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our common stock or any of our securities that rank junior to our Series A Preferred Stock is subject to certain restrictions in the event that we do not declare and pay dividends on our Series A Preferred Stock for the most recent dividend period.
Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On April 30, 2015, our board of directors authorized a $100.0 million stock repurchase program, allowing us to repurchase shares of our common stock over a two-year period from time to time at various prices in the open market or through private transactions. Under the plan, we repurchased 140,571 shares at a total cost of $10.6 million during the six months ended June 30, 2015. See Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds, included elsewhere in this report, for details of stock repurchases during the quarter.
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
Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of June 30, 2015, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity, that would have a material adverse effect on us.
Since Cullen/Frost is a holding company and does not conduct operations, our primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 8 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At June 30, 2015, Cullen/Frost had liquid assets, including cash and resell agreements, totaling $284.9 million.
Accounting Standards Updates
See Note 18 - Accounting Standards Updates in the accompanying notes to consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on our financial statements.

Consolidated Average Balance Sheets and Interest Income Analysis - Quarter To Date
(Dollars in thousands - taxable-equivalent basis)

	June 30, 2015			June 30, 2014
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$2,857,013	$1,836	0.26%	$4,183,819	$2,681	0.26%
Federal funds sold and resell agreements	17,807	21	0.47	21,153	23	0.43
Securities:
Taxable	5,386,850	27,917	2.12	3,972,037	22,114	2.28
Tax-exempt	6,076,601	83,917	5.59	4,762,916	65,729	5.59
Total securities	11,463,451	111,834	3.97	8,734,953	87,843	4.09
Loans, net of unearned discounts	11,259,097	109,563	3.90	10,079,664	112,142	4.46
Total Earning Assets and Average Rate Earned	25,597,368	223,254	3.52	23,019,589	202,689	3.55
Cash and due from banks	513,053			531,693
Allowance for loan losses	(107,121)			(96,054)
Premises and equipment, net	507,022			339,175
Accrued interest and other assets	1,166,314			1,034,962
Total Assets	$27,676,636			$24,829,365

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$9,184,085			$8,017,924
Correspondent banks	342,459			351,838
Public funds	423,815			365,776
Total non-interest-bearing demand deposits	9,950,359			8,735,538
Interest-bearing deposits:
Private accounts
Savings and interest checking	4,793,645	246	0.02	4,107,532	227	0.02
Money market deposit accounts	7,647,542	1,544	0.08	7,022,660	1,789	0.10
Time accounts	897,341	355	0.16	959,639	501	0.21
Public funds	402,624	37	0.04	391,242	50	0.05
Total interest-bearing deposits	13,741,152	2,182	0.06	12,481,073	2,567	0.08
Total deposits	23,691,511			21,216,611
Federal funds purchased and repurchase agreements	610,653	38	0.02	529,664	34	0.03
Junior subordinated deferrable interest debentures	137,115	672	1.96	128,278	601	1.87
Subordinated notes payable and other notes	100,000	231	0.92	100,000	224	0.90
Total Interest-Bearing Funds and Average Rate Paid	14,588,920	3,123	0.09	13,239,015	3,426	0.10
Accrued interest and other liabilities	235,561			206,815
Total Liabilities	24,774,840			22,181,368
Shareholders’ Equity	2,901,796			2,647,997
Total Liabilities and Shareholders’ Equity	$27,676,636			$24,829,365
Net interest income		$220,131			$199,263
Net interest spread			3.43%			3.45%
Net interest income to total average earning assets			3.47%			3.49%
For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis - Year To Date
(Dollars in thousands - taxable-equivalent basis)

	June 30, 2015			June 30, 2014
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$2,985,087	$3,806	0.26%	$4,002,662	$5,085	0.26%
Federal funds sold and resell agreements	19,194	41	0.43	20,307	43	0.43
Securities:
Taxable	5,541,830	58,089	2.14	4,171,337	43,517	2.13
Tax-exempt	5,998,506	165,008	5.59	4,607,513	127,254	5.58
Total securities	11,540,336	223,097	3.94	8,778,850	170,771	3.95
Loans, net of unearned discounts	11,166,756	216,684	3.91	9,829,988	217,955	4.47
Total Earning Assets and Average Rate Earned	25,711,373	443,628	3.49	22,631,807	393,854	3.52
Cash and due from banks	538,619			549,106
Allowance for loan losses	(104,366)			(95,234)
Premises and equipment, net	484,459			328,379
Accrued interest and other assets	1,176,507			1,005,559
Total Assets	$27,806,592			$24,419,617

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$9,147,374			$7,704,819
Correspondent banks	357,936			353,849
Public funds	450,253			387,296
Total non-interest-bearing demand deposits	9,955,563			8,445,964
Interest-bearing deposits:
Private accounts
Savings and interest checking	4,781,517	493	0.02	4,030,991	447	0.02
Money market deposit accounts	7,743,298	3,563	0.09	6,991,786	3,593	0.10
Time accounts	910,581	809	0.18	951,336	968	0.21
Public funds	410,286	73	0.04	445,717	120	0.05
Total interest-bearing deposits	13,845,682	4,938	0.07	12,419,830	5,128	0.08
Total deposits	23,801,245			20,865,794
Federal funds purchased and repurchase agreements	613,174	74	0.02	516,768	61	0.02
Junior subordinated deferrable interest debentures	137,115	1,327	1.94	126,008	1,162	1.84
Subordinated notes payable and other notes	100,000	455	0.91	100,000	446	0.89
Total Interest-Bearing Funds and Average Rate Paid	14,695,971	6,794	0.09	13,162,606	6,797	0.10
Accrued interest and other liabilities	255,814			210,530
Total Liabilities	24,907,348			21,819,100
Shareholders’ Equity	2,899,244			2,600,517
Total Liabilities and Shareholders’ Equity	$27,806,592			$24,419,617
Net interest income		$436,834			$387,057
Net interest spread			3.40%			3.42%
Net interest income to total average earning assets			3.44%			3.46%

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
For modeling purposes, as of June 30, 2015, the model simulations projected that a 100 basis point ratable increase in interest rates would result in a negative variance in net interest income of 0.1% and a 200 basis point ratable increase in interest rates would result in a positive variance in net interest income of 0.3%, relative to the flat-rate case over the next 12 months, while a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 3.0% relative to the flat-rate case over the next 12 months. The June 30, 2015 model simulations were impacted by the assumption, for modeling purposes, that we will begin to pay interest on demand deposits (those not already receiving an earnings credit rate) in the third quarter of 2015, as further discussed below. As of June 30, 2014, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 0.4% and 1.3%, respectively, relative to the flat-rate case over the next 12 months, while a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 3.2% relative to the flat-rate case over the next 12 months. The June 30, 2014 model simulations were impacted by the assumption, for modeling purposes, that we would begin to pay interest on demand deposits in the third quarter of 2014. The likelihood of a decrease in interest rates beyond 25 basis points as of June 30, 2015 and 2014 was considered to be remote given prevailing interest rate levels.
The model simulations as of June 30, 2015 indicate that our balance sheet is less asset sensitive in comparison to our balance sheet as of June 30, 2014. The decrease in asset sensitivity is primarily due to an increase in the relative proportion of interest-earning assets invested in fixed-rate securities and a decrease in the relative proportion of interest-earning assets invested in variable-rate interest-bearing deposits, which generally reprice as market interest rates change. The growth in our balance sheet since June 30, 2014 was primarily funded by deposit growth.
As mentioned above, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) repealed the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. To date, we have not experienced any significant additional interest costs as a result of the repeal; however, we may begin to incur interest costs associated with certain demand deposits in the future as market conditions warrant. If this were to occur, our balance sheet would likely become more liability sensitive. Because the interest rate that will ultimately be paid on these demand deposits depends upon a variety of factors, some of which are beyond our control, we assumed an aggressive pricing structure for the purposes of the model simulations discussed above with interest payments beginning in the third quarter of 2015. Should the actual interest rate paid on demand deposits be less than the rate assumed in the model simulations, or should the interest rate paid for demand deposits become an administered rate with less direct correlation to movements in general market interest rates, our balance sheet could be more asset sensitive than the model simulations might otherwise indicate.
As of June 30, 2015, the effects of a 200 basis point increase and a 25 basis point decrease in interest rates on our derivative holdings would not result in a significant variance in our net interest income.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases we made or were made on our behalf or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended June 30, 2015. Dollar amounts in thousands, except per share amounts.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plan at the End of the Period
April 1, 2015 to April 30, 2015	—	$—	—	$100,000
May 1, 2015 to May 31, 2015	33,571	74.28	33,571	97,506
June 1, 2015 to June 30, 2015	107,000	75.71	107,000	89,406
Total	140,571	$75.37	140,571

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

Cullen/Frost Bankers, Inc.
(Registrant)

Date:	July 29, 2015	By:	/s/ Jerry Salinas
Jerry Salinas
Group Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer, Principal Financial
Officer and Principal Accounting Officer)