Form 10-Q
period 2015-09-30
CULLEN/FROST BANKERS, INC.
filed 2015-10-28
CIK 39263

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2015
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of October 22, 2015 there were 62,320,066 shares of the registrant’s Common Stock, $.01 par value, outstanding.

Cullen/Frost Bankers, Inc.
Quarterly Report on Form 10-Q
September 30, 2015

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Cullen/Frost Bankers, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	September 30, 2015	December 31, 2014
Assets:
Cash and due from banks	$559,311	$702,485
Interest-bearing deposits	3,177,902	3,630,846
Federal funds sold and resell agreements	17,692	30,792
Total cash and cash equivalents	3,754,905	4,364,123
Securities held to maturity, at amortized cost	2,677,485	2,926,486
Securities available for sale, at estimated fair value	8,972,688	8,461,254
Trading account securities	19,672	15,426
Loans, net of unearned discounts	11,358,950	10,987,535
Less: Allowance for loan losses	(110,373)	(99,542)
Net loans	11,248,577	10,887,993
Premises and equipment, net	540,388	442,170
Goodwill	654,668	654,668
Other intangible assets, net	9,566	12,125
Cash surrender value of life insurance policies	174,514	172,050
Accrued interest receivable and other assets	288,889	341,480
Total assets	$28,341,352	$28,277,775

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$10,468,605	$10,149,061
Interest-bearing deposits	13,855,792	13,986,869
Total deposits	24,324,397	24,135,930
Federal funds purchased and repurchase agreements	632,179	803,119
Junior subordinated deferrable interest debentures	137,115	137,115
Other long-term borrowings	100,000	100,000
Accrued interest payable and other liabilities	242,688	250,208
Total liabilities	25,436,379	25,426,372

Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; 6,000,000 Series A shares ($25 liquidation preference) issued at September 30, 2015 and December 31, 2014	144,486	144,486
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 63,632,464 shares issued at September 30, 2015 and December 31, 2014	637	637
Additional paid-in capital	895,035	886,476
Retained earnings	1,823,045	1,710,324
Accumulated other comprehensive income, net of tax	133,916	141,814
Treasury stock, at cost; 1,350,498 shares at September 30, 2015 and 483,041 shares at December 31, 2014	(92,146)	(32,334)
Total shareholders’ equity	2,904,973	2,851,403
Total liabilities and shareholders’ equity	$28,341,352	$28,277,775
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income:
Loans, including fees	$111,087	$116,078	$324,858	$330,998
Securities:
Taxable	27,518	22,855	85,607	66,372
Tax-exempt	49,518	39,635	144,117	113,168
Interest-bearing deposits	1,937	2,960	5,743	8,045
Federal funds sold and resell agreements	28	20	69	63
Total interest income	190,088	181,548	560,394	518,646
Interest expense:
Deposits	2,138	2,991	7,076	8,119
Federal funds purchased and repurchase agreements	39	35	113	96
Junior subordinated deferrable interest debentures	689	659	2,016	1,821
Other long-term borrowings	241	222	696	668
Total interest expense	3,107	3,907	9,901	10,704
Net interest income	186,981	177,641	550,493	507,942
Provision for loan losses	6,810	390	17,845	11,914
Net interest income after provision for loan losses	180,171	177,251	532,648	496,028
Non-interest income:
Trust and investment management fees	25,590	26,807	79,223	78,966
Service charges on deposit accounts	20,854	20,819	60,664	61,255
Insurance commissions and fees	11,763	11,348	36,528	34,297
Interchange and debit card transaction fees	5,031	4,719	14,591	13,589
Other charges, commissions and fees	10,016	9,804	28,570	26,561
Net gain (loss) on securities transactions	(52)	33	176	35
Other	10,176	7,332	25,823	22,799
Total non-interest income	83,378	80,862	245,575	237,502
Non-interest expense:
Salaries and wages	79,552	73,756	232,257	214,446
Employee benefits	16,210	14,639	53,776	46,833
Net occupancy	17,380	14,049	48,890	40,735
Furniture and equipment	16,286	16,078	47,469	46,238
Deposit insurance	3,676	3,421	10,852	9,683
Intangible amortization	816	1,052	2,559	2,524
Other	41,649	40,856	124,516	125,280
Total non-interest expense	175,569	163,851	520,319	485,739
Income before income taxes	87,980	94,262	257,904	247,791
Income taxes	12,130	16,881	36,814	42,518
Net income	75,850	77,381	221,090	205,273
Preferred stock dividends	2,016	2,016	6,047	6,047
Net income available to common shareholders	$73,834	$75,365	$215,043	$199,226

Earnings per common share:
Basic	$1.18	$1.19	$3.41	$3.20
Diluted	1.17	1.18	3.39	3.18
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$75,850	$77,381	$221,090	$205,273
Other comprehensive income (loss), before tax:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	86,445	9,464	7,704	76,007
Change in net unrealized gain on securities transferred to held to maturity	(8,831)	(8,746)	(24,925)	(27,119)
Reclassification adjustment for net (gains) losses included in net income	52	(33)	(176)	(35)
Total securities available for sale and transferred securities	77,666	685	(17,397)	48,853
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	1,748	672	5,246	2,015
Derivatives:
Reclassification adjustment for gains on interest rate swaps on variable-rate loans included in net income	—	(9,345)	—	(28,035)
Other comprehensive income (loss), before tax	79,414	(7,988)	(12,151)	22,833
Deferred tax expense (benefit) related to other comprehensive income	27,795	(2,796)	(4,253)	7,991
Other comprehensive income (loss), net of tax	51,619	(5,192)	(7,898)	14,842
Comprehensive income (loss)	$127,469	$72,189	$213,192	$220,115
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

	Nine Months Ended September 30,
	2015	2014
Total shareholders’ equity at beginning of period	$2,851,403	$2,514,161
Net income	221,090	205,273
Other comprehensive income (loss)	(7,898)	14,842
Stock option exercises (227,851 shares in 2015 and 491,675 shares in 2014)	11,830	25,573
Stock compensation expense recognized in earnings	7,679	6,938
Tax benefits related to stock compensation	880	2,286
Common stock issued in acquisition of WNB Bancshares (2,000,000 shares in 2014)	—	149,720
Purchase of treasury stock (1,095,308 shares in 2015)	(74,947)	—
Cash dividends – preferred stock (approximately $1.01 per share in both 2015 and in 2014)	(6,047)	(6,047)
Cash dividends – common stock ($1.57 per share in 2015 and $1.52 per share in 2014)	(99,017)	(94,894)
Total shareholders’ equity at end of period	$2,904,973	$2,817,852
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Nine Months Ended September 30,
	2015	2014
Operating Activities:
Net income	$221,090	$205,273
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	17,845	11,914
Deferred tax expense (benefit)	(12,234)	(7,318)
Accretion of loan discounts	(10,545)	(10,561)
Securities premium amortization (discount accretion), net	54,346	43,965
Net (gain) loss on securities transactions	(176)	(35)
Depreciation and amortization	30,797	29,593
Net (gain) loss on sale/write-down of assets/foreclosed assets	(786)	863
Stock-based compensation	7,679	6,938
Net tax benefit (deficiency) from stock-based compensation	—	24
Excess tax benefits from stock-based compensation	(880)	(2,262)
Earnings on life insurance policies	(2,689)	(2,310)
Net change in:
Trading account securities	(818)	710
Accrued interest receivable and other assets	42,431	(43,694)
Accrued interest payable and other liabilities	11,819	(58,262)
Net cash from operating activities	357,879	174,838

Investing Activities:
Securities held to maturity:
Purchases	—	—
Maturities, calls and principal repayments	207,548	152,459
Securities available for sale:
Purchases	(5,843,502)	(8,799,362)
Sales	4,721,189	3,651,982
Maturities, calls and principal repayments	580,765	4,396,491
Net change in loans	(368,690)	(557,817)
Net cash (paid) received in acquisitions	—	830,661
Benefits received on life insurance policies	225	—
Proceeds from sales of premises and equipment	74	35
Purchases of premises and equipment	(119,049)	(80,557)
Proceeds from sales of repossessed properties	4,117	8,412
Net cash from investing activities	(817,323)	(397,696)

Financing Activities:
Net change in deposits	188,467	1,177,774
Net change in short-term borrowings	(170,940)	(137,477)
Proceeds from stock option exercises	11,830	25,573
Excess tax benefits from stock-based compensation	880	2,262
Purchase of treasury stock	(74,947)	—
Cash dividends paid on preferred stock	(6,047)	(6,047)
Cash dividends paid on common stock	(99,017)	(94,894)
Net cash from financing activities	(149,774)	967,191

Net change in cash and cash equivalents	(609,218)	744,333
Cash and equivalents at beginning of period	4,364,123	4,556,125
Cash and equivalents at end of period	$3,754,905	$5,300,458

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
Cash Flow Reporting. Additional cash flow information was as follows:

	Nine Months Ended September 30,
	2015	2014
Cash paid for interest	$9,906	$10,519
Cash paid for income taxes	35,300	45,186
Significant non-cash transactions:
Securities purchased not yet settled	3,428	61,974
Loans foreclosed and transferred to other real estate owned and foreclosed assets	826	1,993
Premises and equipment transferred to other real estate owned and foreclosed assets	—	1,799
Loans to facilitate the sale of other real estate owned	20	102
Reclassifications and Restatements. Certain items in prior financial statements have been reclassified to conform to the current presentation. Additionally, certain items in prior financial statements have been restated to reflect adjustments to initially reported provisional amounts recognized in business combinations so that the prior financial statements are reported as if the adjusted amounts had been known as of the measurement date of the business combination. In that regard, during 2015, we made acquisition valuation adjustments impacting certain assets acquired in connection with the acquisition of WNB Bancshares, Inc. (See Note 2 - Mergers and Acquisitions). As a result of these adjustments, our consolidated balance sheet as of December 31, 2014 reflects a $718 thousand increase in goodwill and a $718 thousand decrease in premises and equipment and our consolidated income statements for the three months ended September 30, 2014 reflect a $234 thousand decrease in net income available to common shareholders when compared to previously reported amounts. The decrease in net income impacted both basic and diluted earnings per common share for the three months ended September 30, 2014 by decreasing previously reported amounts by $0.01, respectively. Other prior year comparative financial information reflects adjustments to our previously reported consolidated balance sheet as of September 30, 2014. These adjustments include an $18 thousand decrease in loans, a $777 thousand decrease in premises and equipment, and an $819 thousand increase in goodwill.

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

Note 3 - Securities
A summary of the amortized cost and estimated fair value of securities, excluding trading securities, is presented below.

	September 30, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity
U.S. Treasury	$249,331	$10,904	$—	$260,235	$249,009	$14,604	$—	$263,613
Residential mortgage-backed securities	6,723	83	—	6,806	8,012	92	—	8,104
States and political subdivisions	2,420,081	37,594	8,458	2,449,217	2,668,115	34,243	9,035	2,693,323
Other	1,350	—	—	1,350	1,350	—	—	1,350
Total	$2,677,485	$48,581	$8,458	$2,717,608	$2,926,486	$48,939	$9,035	$2,966,390
Available for Sale
U.S. Treasury	$3,712,808	$69,579	$—	$3,782,387	$3,783,899	$30,594	$3,241	$3,811,252
Residential mortgage-backed securities	1,077,507	53,490	466	1,130,531	1,331,114	68,027	417	1,398,724
States and political subdivisions	3,933,101	93,340	9,108	4,017,333	3,104,563	104,500	156	3,208,907
Other	42,437	—	—	42,437	42,371	—	—	42,371
Total	$8,765,853	$216,409	$9,574	$8,972,688	$8,261,947	$203,121	$3,814	$8,461,254
All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. At September 30, 2015, approximately 97.7% of the securities in our municipal bond portfolio were issued by political subdivisions or agencies within the State of Texas, of which approximately 62.8% are either guaranteed by the Texas Permanent School Fund, which has a “triple A” insurer financial strength rating, or secured by U.S. Treasury securities via defeasance of the debt by the issuers. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the above table. The carrying value of securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $3.3 billion at September 30, 2015 and $3.0 billion and December 31, 2014.
During 2012, we reclassified certain securities from available for sale to held to maturity. The securities had an aggregate fair value of $2.3 billion with an aggregate net unrealized gain of $165.7 million ($107.7 million, net of tax) on the date of the transfer. The net unamortized, unrealized gain on the transferred securities included in accumulated other comprehensive income in the accompanying balance sheet as of September 30, 2015 totaled $69.0 million ($44.8 million, net of tax). This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities.
As of September 30, 2015, securities with unrealized losses, segregated by length of impairment, were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Held to Maturity
States and political subdivisions	$295,618	$3,233	$211,796	$5,225	$507,414	$8,458
Total	$295,618	$3,233	$211,796	$5,225	$507,414	$8,458
Available for Sale
Residential mortgage-backed securities	$25,945	$148	$11,326	$318	$37,271	$466
States and political subdivisions	786,267	9,108	—	—	786,267	9,108
Total	$812,212	$9,256	$11,326	$318	$823,538	$9,574
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
Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time we will receive full value for the securities. Furthermore, as of September 30, 2015, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2015, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in our consolidated income statement.
The amortized cost and estimated fair value of securities, excluding trading securities, at September 30, 2015 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities and equity securities are shown separately since they are not due at a single maturity date.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$156,527	$159,683	$279,202	$281,771
Due after one year through five years	783,310	833,089	3,146,728	3,196,000
Due after five years through ten years	210,771	211,787	1,444,658	1,495,873
Due after ten years	1,520,154	1,506,243	2,775,321	2,826,076
Residential mortgage-backed securities	6,723	6,806	1,077,507	1,130,531
Equity securities	—	—	42,437	42,437
Total	$2,677,485	$2,717,608	$8,765,853	$8,972,688
Sales of securities available for sale were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Proceeds from sales	$4,497,202	$3,649,954	$4,721,189	$3,651,982
Gross realized gains	—	33	228	36
Gross realized losses	(52)	—	(52)	(1)
Tax (expense) benefit of securities gains/losses	18	(11)	(62)	(12)
Premium amortization and discount accretion included in interest income on securities was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Premium amortization	$(21,354)	$(17,471)	$(62,192)	$(48,862)
Discount accretion	2,519	1,865	7,846	4,897
Net (premium amortization) discount accretion	$(18,835)	$(15,606)	$(54,346)	$(43,965)
Trading account securities, at estimated fair value, were as follows:

	September 30, 2015	December 31, 2014
U.S. Treasury	$16,244	$15,339
States and political subdivisions	3,428	87
Total	$19,672	$15,426

Net gains and losses on trading account securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net gain on sales transactions	$277	$167	$835	$660
Net mark-to-market gains (losses)	6	13	(40)	10
Net gain (loss) on trading account securities	$283	$180	$795	$670
Note 4 - Loans
Loans were as follows:

	September 30, 2015	Percentage of Total	December 31, 2014	Percentage of Total
Commercial and industrial:
Commercial	$5,533,383	48.7%	$5,429,206	49.4%
Leases	343,516	3.0	338,537	3.1
Total commercial and industrial	5,876,899	51.7	5,767,743	52.5
Commercial real estate:
Commercial mortgages	3,222,107	28.4	3,080,202	28.0
Construction	718,991	6.3	629,988	5.7
Land	280,749	2.5	291,907	2.7
Total commercial real estate	4,221,847	37.2	4,002,097	36.4
Consumer real estate:
Home equity loans	339,336	3.0	342,725	3.1
Home equity lines of credit	226,874	2.0	220,128	2.0
Other	305,460	2.7	286,198	2.6
Total consumer real estate	871,670	7.7	849,051	7.7
Total real estate	5,093,517	44.9	4,851,148	44.1
Consumer and other:
Consumer installment	408,928	3.6	385,479	3.5
Other	4,044	—	8,122	0.1
Total consumer and other	412,972	3.6	393,601	3.6
Unearned discounts	(24,438)	(0.2)	(24,957)	(0.2)
Total loans	$11,358,950	100.0%	$10,987,535	100.0%
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
Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing our commercial real estate portfolio are diverse in terms of type and geographic location within Texas. This diversity helps reduce our exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, we avoid financing single-purpose projects unless other underwriting factors are present to help mitigate risk. We also utilize third-party experts to provide insight and guidance about economic conditions and trends affecting market areas we serve. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At September 30, 2015, approximately 52% of the outstanding principal balance of our commercial real estate loans were secured by owner-occupied properties.
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
Concentrations of Credit. Most of our lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio, as well as other markets. The majority of our loan portfolio consists of commercial and industrial and commercial real estate loans. As of September 30, 2015, there were no concentrations of loans related to any single industry in excess of 10% of total loans other than energy loans, which totaled 15.7% of total loans.
Foreign Loans. We have U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at September 30, 2015 or December 31, 2014.
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

Non-accrual loans, segregated by class of loans, were as follows:

	September 30, 2015	December 31, 2014
Commercial and industrial:
Energy	$13,209	$636
Other commercial	24,986	34,108
Commercial real estate:
Buildings, land and other	14,714	19,639
Construction	243	2,792
Consumer real estate	2,067	2,212
Consumer and other	233	538
Total	$55,452	$59,925
As of September 30, 2015, non-accrual loans reported in the table above included $554 thousand related to loans that were restructured as “troubled debt restructurings” during 2015. See the section captioned “Troubled Debt Restructurings” elsewhere in this note. Had non-accrual loans performed in accordance with their original contract terms, we would have recognized additional interest income, net of tax, of approximately $352 thousand and $1.1 million for the three and nine months ended September 30, 2015, compared to $414 thousand and $1.1 million for the three and nine months ended September 30, 2014.
An age analysis of past due loans (including both accruing and non-accruing loans), segregated by class of loans, as of September 30, 2015 was as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and industrial:
Energy	$3,062	$13,698	$16,760	$1,771,748	$1,788,508	$568
Other commercial	22,387	19,634	42,021	4,046,370	4,088,391	1,898
Commercial real estate:
Buildings, land and other	28,405	7,085	35,490	3,467,366	3,502,856	2,941
Construction	950	326	1,276	717,715	718,991	326
Consumer real estate	3,699	1,367	5,066	866,604	871,670	1,025
Consumer and other	7,193	1,021	8,214	404,758	412,972	954
Unearned discounts	—	—	—	(24,438)	(24,438)	—
Total	$65,696	$43,131	$108,827	$11,250,123	$11,358,950	$7,712
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

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
September 30, 2015
Commercial and industrial:
Energy	$13,206	$13,130	$—	$13,130	$—
Other commercial	26,763	20,037	2,572	22,609	1,463
Commercial real estate:
Buildings, land and other	17,821	12,741	130	12,871	71
Construction	467	243	—	243	—
Consumer real estate	774	522	—	522	—
Consumer and other	—	—	—	—	—
Total	$59,031	$46,673	$2,702	$49,375	$1,534
December 31, 2014
Commercial and industrial:
Energy	$706	$636	$—	$636	$—
Other commercial	42,212	29,007	2,853	31,860	1,613
Commercial real estate:
Buildings, land and other	22,919	17,441	265	17,706	67
Construction	3,007	2,793	—	2,793	—
Consumer real estate	812	596	—	596	—
Consumer and other	—	—	—	—	—
Total	$69,656	$50,473	$3,118	$53,591	$1,680
The average recorded investment in impaired loans was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Commercial and industrial:
Energy	$6,883	$581	$3,760	$555
Other commercial	25,487	31,088	28,457	25,977
Commercial real estate:
Buildings, land and other	13,003	19,198	14,658	20,998
Construction	249	295	1,507	226
Consumer real estate	836	657	709	694
Consumer and other	—	126	—	199
Total	$46,458	$51,945	$49,091	$48,649

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
Troubled debt restructurings during the nine months ended September 30, 2015 and September 30, 2014 are set forth in the following table.

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Balance at Restructure	Balance at Period-End	Balance at Restructure	Balance at Period-End
Commercial and industrial:
Energy	$—	$—	$—	$—
Other commercial	709	554	3,752	3,516
Commercial real estate:
Buildings, land and other	—	—	3,122	3,008
	$709	$554	$6,874	$6,524
The modifications during the reported periods primarily related to extending amortization periods, converting the loans to interest only for a limited period of time, consolidating notes and/or reducing collateral or interest rates. The modifications did not significantly impact our determination of the allowance for loan losses. As of September 30, 2015, there was one loan totaling $268 thousand restructured during the last year that was in excess of 90 days past due. During the nine months ended September 30, 2015, we charged-off $88 thousand in connection with the restructuring of a commercial and industrial loan. A $286 thousand commercial and industrial loan restructured during the nine months ended September 30, 2015 was related to a loan relationship previously restructured during 2014. During the nine months ended September 30, 2014, we charged-off $627 thousand of commercial and industrial loans that were restructured during 2013. During the nine months ended September 30, 2014, we also foreclosed upon certain commercial real estate loans that were restructured during 2013. We recognized $500 thousand of other real estate owned and no charge-offs in connection with these foreclosures. The aforementioned charge-offs and foreclosures did not significantly impact our determination of the allowance for loan losses.
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

	September 30, 2015		December 31, 2014
	Weighted Average Risk Grade	Loans	Weighted Average Risk Grade	Loans
Commercial and industrial:
Energy
Risk grades 1-8	6.01	$1,576,300	5.37	$1,740,455
Risk grade 9	9.00	70,893	9.00	27,313
Risk grade 10	10.00	56,139	10.00	161
Risk grade 11	11.00	71,967	11.00	5,380
Risk grade 12	12.00	13,209	12.00	636
Risk grade 13	13.00	—	13.00	—
Total energy	6.50	$1,788,508	5.45	$1,773,945
Other commercial
Risk grades 1-8	5.91	$3,850,675	5.93	$3,785,171
Risk grade 9	9.00	96,444	9.00	65,166
Risk grade 10	10.00	62,346	10.00	54,519
Risk grade 11	11.00	53,739	11.00	55,034
Risk grade 12	12.00	23,405	12.00	31,683
Risk grade 13	13.00	1,782	13.00	2,225
Total other commercial	6.15	$4,088,391	6.16	$3,993,798
Commercial real estate:
Buildings, land and other
Risk grades 1-8	6.59	$3,229,737	6.53	$3,148,339
Risk grade 9	9.00	127,132	9.00	72,906
Risk grade 10	10.00	69,812	10.00	87,889
Risk grade 11	11.00	61,461	11.00	43,336
Risk grade 12	12.00	14,643	12.00	19,501
Risk grade 13	13.00	71	13.00	138
Total commercial real estate	6.84	$3,502,856	6.76	$3,372,109
Construction
Risk grades 1-8	6.86	$711,523	6.91	$617,805
Risk grade 9	9.00	3,463	9.00	8,003
Risk grade 10	10.00	3,379	10.00	1,323
Risk grade 11	11.00	383	11.00	64
Risk grade 12	12.00	243	12.00	2,793
Risk grade 13	13.00	—	13.00	—
Total construction	6.89	$718,991	6.97	$629,988
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
Net (charge-offs)/recoveries, segregated by class of loans, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Commercial and industrial:
Energy	$—	$2	$3	$449
Other commercial	(2,115)	738	(4,650)	(2,539)
Commercial real estate:
Buildings, land and other	201	53	173	(1,965)
Construction	1	31	17	346
Consumer real estate	(222)	(609)	(169)	(613)
Consumer and other	(909)	(579)	(2,388)	(1,718)
Total	$(3,044)	$(364)	$(7,014)	$(6,040)
In assessing the general economic conditions in the State of Texas, management monitors and tracks the Texas Leading Index (“TLI”), which is produced by the Federal Reserve Bank of Dallas. The TLI is a single summary statistic that is designed to signal the likelihood of the Texas economy’s transition from expansion to recession and vice versa. Management believes this index provides a reliable indication of the direction of overall credit quality. The TLI is a composite of the following eight leading indicators: (i) Texas Value of the Dollar, (ii) U.S. Leading Index, (iii) real oil prices, (iv) well permits, (v) initial claims for unemployment insurance, (vi) Texas Stock Index, (vii) Help-Wanted Index and (viii) average weekly hours worked in manufacturing. The TLI totaled 123.7 at August 31, 2015 (most recent date available) and 129.3 at December 31, 2014. A higher TLI value implies more favorable economic conditions.

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
General valuation allowances also include amounts allocated for loans to borrowers in distressed industries. To determine the amount of the allocation for each loan portfolio segment, management calculates the weighted-average risk grade for all loans to borrowers in distressed industries by loan portfolio segment. A multiple is then applied to the amount by which the weighted-average risk grade for loans to borrowers in distressed industries exceeds the weighted-average risk grade for all pass-grade loans within the loan portfolio segment to derive an allocation factor for loans to borrowers in distressed industries. The amount of the allocation for each loan portfolio segment is the product of this allocation factor and the outstanding balance of pass-grade loans within the identified distressed industries that have a risk grade of 6 or higher. Management identifies potential distressed industries by analyzing industry trends related to delinquencies, classifications and charge-offs. At September 30, 2015 and December 31, 2014, certain segments of contractors were considered to be a distressed industry based on elevated levels of delinquencies, classifications and charge-offs relative to other industries within our loan portfolio. Furthermore, we determined, through a review of borrower financial information that, as a whole, contractors have experienced, among other things, decreased revenues, reduced backlog of work, compressed margins and little, if any, net income.
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
Prior to the second quarter of 2015, general valuation allowances included allocations for loan agreement monitoring exceptions related to credit and/or collateral for certain loans that exceeded specified risk grades. During the second quarter of 2015, we concluded that this risk was more appropriately captured within our loan risk grade matrix through the assignment of a higher risk grade for loans having these exceptions and thus included as a component of our historical valuation allowances. General valuation allowance allocations for loan agreement monitoring exceptions totaled $2.2 million at December 31, 2014. There were no such general valuation allowance allocations as of September 30, 2015 as we have determined that these risks are now reflected in the historical valuation allowances. This change in our allowance methodology did not significantly impact the provision for loan losses recorded during the second or third quarters of 2015.

The following table presents details of the allowance for loan losses, segregated by loan portfolio segment.

	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
September 30, 2015
Historical valuation allowances	$41,814	$15,211	$2,089	$12,181	$71,295
Specific valuation allowances	1,463	71	—	—	1,534
General valuation allowances:
Environmental risk adjustment	7,932	3,752	492	3,144	15,320
Distressed industries	2,309	265	—	—	2,574
Excessive industry concentrations	5,765	216	—	—	5,981
Large relationship concentrations	2,461	1,768	—	—	4,229
Highly-leveraged credit relationships	4,446	1,217	—	—	5,663
Policy exceptions	2,531	925	—	—	3,456
Loans not reviewed by concurrence	2,121	2,193	2,448	1,083	7,845
Adjustment for recoveries	(3,588)	(1,032)	(475)	(7,987)	(13,082)
General macroeconomic risk	3,549	1,297	250	462	5,558
Total	$70,803	$25,883	$4,804	$8,883	$110,373
December 31, 2014
Historical valuation allowances	$32,421	$14,684	$2,017	$10,482	$59,604
Specific valuation allowances	1,613	67	—	—	1,680
General valuation allowances:
Environmental risk adjustment	6,773	3,547	474	2,683	13,477
Distressed industries	3,090	3	—	—	3,093
Excessive industry concentrations	2,114	378	—	—	2,492
Large relationship concentrations	2,248	1,559	—	—	3,807
Highly-leveraged credit relationships	3,958	1,347	—	—	5,305
Policy exceptions	1,907	875	—	—	2,782
Credit and collateral exceptions	1,483	681	—	—	2,164
Loans not reviewed by concurrence	2,110	2,284	2,336	1,176	7,906
Adjustment for recoveries	(6,234)	(1,800)	(364)	(7,439)	(15,837)
General macroeconomic risk	7,709	3,538	715	1,107	13,069
Total	$59,192	$27,163	$5,178	$8,009	$99,542
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

The following table details activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2015 and 2014. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Unallocated	Total
Three months ended:
September 30, 2015
Beginning balance	$68,725	$24,935	$4,702	$8,245	$—	$106,607
Provision for loan losses	4,193	746	324	1,547	—	6,810
Charge-offs	(4,074)	(107)	(423)	(3,000)	—	(7,604)
Recoveries	1,959	309	201	2,091	—	4,560
Net charge-offs	(2,115)	202	(222)	(909)	—	(3,044)
Ending balance	$70,803	$25,883	$4,804	$8,883	$—	$110,373

September 30, 2014
Beginning balance	$55,672	$22,046	$4,659	$6,427	$9,482	$98,286
Provision for loan losses	2,224	4,650	1,057	1,941	(9,482)	390
Charge-offs	(3,631)	(393)	(714)	(2,523)	—	(7,261)
Recoveries	4,371	477	105	1,944	—	6,897
Net charge-offs	740	84	(609)	(579)	—	(364)
Ending balance	$58,636	$26,780	$5,107	$7,789	$—	$98,312

Nine months ended:
September 30, 2015
Beginning balance	$59,192	$27,163	$5,178	$8,009	$—	$99,542
Provision for loan losses	16,258	(1,470)	(205)	3,262	—	17,845
Charge-offs	(8,580)	(585)	(524)	(8,497)	—	(18,186)
Recoveries	3,933	775	355	6,109	—	11,172
Net charge-offs	(4,647)	190	(169)	(2,388)	—	(7,014)
Ending balance	$70,803	$25,883	$4,804	$8,883	$—	$110,373

September 30, 2014
Beginning balance	$52,790	$22,590	$5,230	$5,010	$6,818	$92,438
Provision for loan losses	7,936	5,809	490	4,497	(6,818)	11,914
Charge-offs	(9,026)	(3,119)	(840)	(7,279)	—	(20,264)
Recoveries	6,936	1,500	227	5,561	—	14,224
Net charge-offs	(2,090)	(1,619)	(613)	(1,718)	—	(6,040)
Ending balance	$58,636	$26,780	$5,107	$7,789	$—	$98,312

The following table details the amount of the allowance for loan losses allocated to each portfolio segment as of September 30, 2015, December 31, 2014 and September 30, 2014, detailed on the basis of the impairment methodology we used:

	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Unallocated	Total
September 30, 2015
Loans individually evaluated for impairment	$1,463	$71	$—	$—	$—	$1,534
Loans collectively evaluated for impairment	69,340	25,812	4,804	8,883	—	108,839
Balance at September 30, 2015	$70,803	$25,883	$4,804	$8,883	$—	$110,373
December 31, 2014
Loans individually evaluated for impairment	$1,613	$67	$—	$—	$—	$1,680
Loans collectively evaluated for impairment	57,579	27,096	5,178	8,009	—	97,862
Balance at December 31, 2014	$59,192	$27,163	$5,178	$8,009	$—	$99,542
September 30, 2014
Loans individually evaluated for impairment	$1,413	$776	$—	$—	$—	$2,189
Loans collectively evaluated for impairment	57,223	26,004	5,107	7,789	—	96,123
Balance at September 30, 2014	$58,636	$26,780	$5,107	$7,789	$—	$98,312
Our recorded investment in loans as of September 30, 2015, December 31, 2014 and September 30, 2014 related to each balance in the allowance for loan losses by portfolio segment and detailed on the basis of the impairment methodology we used was as follows:

	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Unearned Discounts	Total
September 30, 2015
Loans individually evaluated for impairment	$35,739	$13,114	$522	$—	$—	$49,375
Loans collectively evaluated for impairment	5,841,160	4,208,733	871,148	412,972	(24,438)	11,309,575
Ending balance	$5,876,899	$4,221,847	$871,670	$412,972	$(24,438)	$11,358,950
December 31, 2014
Loans individually evaluated for impairment	$32,496	$20,499	$596	$—	$—	$53,591
Loans collectively evaluated for impairment	5,735,247	3,981,598	848,455	393,601	(24,957)	10,933,944
Ending balance	$5,767,743	$4,002,097	$849,051	$393,601	$(24,957)	$10,987,535
September 30, 2014
Loans individually evaluated for impairment	$31,686	$18,793	$624	$—	$—	$51,103
Loans collectively evaluated for impairment	5,479,201	4,001,685	846,444	391,480	(23,147)	10,695,663
Ending balance	$5,510,887	$4,020,478	$847,068	$391,480	$(23,147)	$10,746,766

Note 5 - Goodwill and Other Intangible Assets
Goodwill and other intangible assets are presented in the table below.

	September 30, 2015	December 31, 2014
Goodwill	$654,668	$654,668
Other intangible assets:
Core deposits	$7,675	$9,675
Customer relationships	1,693	2,128
Non-compete agreements	198	322
	$9,566	$12,125
The estimated aggregate future amortization expense for other intangible assets remaining as of September 30, 2015 is as follows:

Remainder of 2015	$766
2016	2,413
2017	1,619
2018	1,346
2019	1,102
Thereafter	2,320
$9,566
Note 6 - Deposits
Deposits were as follows:

	September 30, 2015	Percentage of Total	December 31, 2014	Percentage of Total
Non-interest-bearing demand deposits:
Commercial and individual	$9,496,386	39.0%	$9,256,045	38.3%
Correspondent banks	336,918	1.4	429,000	1.8
Public funds	635,301	2.6	464,016	1.9
Total non-interest-bearing demand deposits	10,468,605	43.0	10,149,061	42.0
Interest-bearing deposits:
Private accounts:
Savings and interest checking	4,898,952	20.1	4,743,963	19.7
Money market accounts	7,647,442	31.4	7,860,403	32.6
Time accounts of $100,000 or more	428,425	1.8	490,209	2.0
Time accounts under $100,000	413,938	1.7	454,220	1.9
Total private accounts	13,388,757	55.0	13,548,795	56.2
Public funds:
Savings and interest checking	311,474	1.3	326,090	1.4
Money market accounts	103,961	0.5	57,145	0.2
Time accounts of $100,000 or more	50,819	0.2	53,684	0.2
Time accounts under $100,000	781	—	1,155	—
Total public funds	467,035	2.0	438,074	1.8
Total interest-bearing deposits	13,855,792	57.0	13,986,869	58.0
Total deposits	$24,324,397	100.0%	$24,135,930	100.0%
The following table presents additional information about our deposits:

	September 30, 2015	December 31, 2014
Deposits from the Certificate of Deposit Account Registry Service (CDARS)	$4,648	$22,229
Deposits from the Promontory Interfinancial Network Insured Cash Sweep Service (acquired in the acquisition of WNB)	15,313	148,665
Deposits from foreign sources (primarily Mexico)	766,432	744,295

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
Financial instruments with off-balance-sheet risk were as follows:

	September 30, 2015	December 31, 2014
Commitments to extend credit	$8,108,046	$7,955,779
Standby letters of credit	263,375	248,360
Deferred standby letter of credit fees	2,152	1,942
Lease Commitments. We lease certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $7.4 million and $22.7 million during the three and nine months ended September 30, 2015 and $7.0 million and $20.5 million during the three and nine months ended September 30, 2014. There has been no significant change in our expected future minimum lease payments since December 31, 2014. See the 2014 Form 10-K for information regarding these commitments.
Comprehensive Development Agreement. In July 2015, we entered into a comprehensive development agreement with the City of San Antonio and an independent third party whereby, under separate agreements, we will sell our current headquarters building to the City of San Antonio and various adjacent properties to the third party. The third party has agreed to build a new office building where we will be the primary tenant. The agreement to sell our headquarters building was finalized in July 2015 and is expected to close in mid-2016, subject to certain contingencies. Under the terms of the agreement, we will lease-back our headquarters building until such time that construction of the new building is completed, which is currently expected to be in 2018. While significant gains or losses may be realized on the various individual property sales completed in connection with the comprehensive development agreement, we do not expect any such gains or losses in the aggregate to have a significant impact on our operations.
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
Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. For Cullen/Frost, additional Tier 1 capital at September 30, 2015 includes $144.5 million of 5.375% non-cumulative perpetual preferred stock and the allowable portion of the $133.0 million of trust preferred securities issued by our unconsolidated subsidiary trusts. Under the Basel III Capital Rules, trust preferred securities do not qualify as Tier 1 capital instruments and must be phased-out of Tier 1 capital. At September 30, 2015, $33.3 million of trust preferred securities were included in Cullen/Frost's additional Tier 1 capital. Beginning January 1, 2016, trust preferred securities may not be included in Tier 1 capital. Trust preferred securities excluded from additional Tier 1 capital may be included in Tier 2 capital, without limitation. Frost Bank did not have any additional Tier 1 capital beyond Common Equity Tier 1 as of September 30, 2015.
Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both Cullen/Frost and Frost Bank includes a permissible portion of the allowance for loan losses. Tier 2 capital for Cullen/Frost also includes trust preferred securities that were excluded from Tier 1 capital and qualified subordinated debt. At September 30, 2015, Cullen/Frost's Tier 2 capital included $99.8 million of trust preferred securities and the permissible portion of our aggregate $100.0 million of floating rate subordinated notes (which decreases 20% per year during the final five years of the term of the notes) totaling $20.0 million at September 30, 2015. Our aggregate $100.0 million of floating rate subordinated notes mature on February 15, 2017. No portion of these notes will be permissible as a component of Tier 2 capital subsequent to February 15, 2016.
Prior to January 1, 2015, Cullen/Frost’s and Frost Bank’s Tier 1 capital consisted of total shareholders’ equity excluding accumulated other comprehensive income and goodwill and other intangible assets, net of associated deferred tax liabilities. Tier 1 capital for Cullen/Frost also included $144.5 million of 5.375% non-cumulative perpetual preferred stock and $133.0 million of trust preferred securities issued by our unconsolidated subsidiary trusts. Cullen/Frost’s and Frost Bank’s Total capital was comprised of Tier 1 capital for each entity plus a permissible portion of the allowance for loan losses and the permissible portion of outstanding subordinated debt. The permissible portion of our aggregate $100.0 million of floating rate subordinated notes totaled $40.0 million at December 31, 2014, and was included in total capital of Cullen/Frost.
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

The following table presents actual and required capital ratios as of September 30, 2015 for Cullen/Frost and Frost Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2015 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
September 30, 2015
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$1,979,694	11.57%	$769,754	4.50%	$1,197,002	7.00%	$1,111,867	6.50%
Frost Bank	2,111,113	12.38	767,137	4.50	1,192,930	7.00	1,108,086	6.50
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	2,157,430	12.61	1,026,339	6.00	1,453,503	8.50	1,368,452	8.00
Frost Bank	2,111,113	12.38	1,022,849	6.00	1,448,558	8.50	1,363,798	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	2,387,553	13.96	1,368,452	8.00	1,795,503	10.50	1,710,565	10.00
Frost Bank	2,221,486	13.03	1,363,798	8.00	1,789,396	10.50	1,704,748	10.00
Leverage Ratio
Cullen/Frost	2,157,430	7.91	1,091,452	4.00	1,091,227	4.00	1,364,315	5.00
Frost Bank	2,111,113	7.75	1,090,250	4.00	1,090,025	4.00	1,362,812	5.00
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
As of September 30, 2015, capital levels at Cullen/Frost and Frost Bank exceed all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis. Based on the ratios presented above, capital levels as of September 30, 2015 at Cullen/Frost and Frost Bank exceed the minimum levels necessary to be considered “well capitalized.”
Cullen/Frost and Frost Bank are subject to the regulatory capital requirements administered by the Federal Reserve, and, for Frost Bank, the Federal Deposit Insurance Corporation (“FDIC”). Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of September 30, 2015, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.

Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On April 30, 2015, our board of directors authorized a $100.0 million stock repurchase program, allowing us to repurchase shares of our common stock over a two-year period from time to time at various prices in the open market or through private transactions. Under the plan, we repurchased 1,095,308 shares at a total cost of $74.9 million during the nine months ended September 30, 2015.
Dividend Restrictions. In the ordinary course of business, we are dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well capitalized” status, at September 30, 2015, Frost Bank could pay aggregate dividends of up to $399.4 million to Cullen/Frost without prior regulatory approval.
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
During 2007, we entered into three interest rate swap contracts on variable-rate loans with a total notional amount of $1.2 billion. The interest rate swap contracts were designated as hedging instruments in cash flow hedges with the objective of protecting the overall cash flows from our monthly interest receipts on a rolling portfolio of $1.2 billion of variable-rate loans outstanding throughout the 84-month period beginning in October 2007 and ending in October 2014 from the risk of variability of those cash flows such that the yield on the underlying loans would remain constant. As more fully discussed in the 2014 Form 10-K, we terminated portions of the hedges and settled portions of the interest rate swap contracts during November 2009 and terminated the remaining portions of the hedges and settled the remaining portions of the interest rate swap contracts during November 2010. The accumulated gain on the interest rate swaps upon settlement was deferred and amortized over the original lives of the underlying swap contracts. The amortization of the deferred accumulated gain ended in October 2014. As of September 30, 2014, the deferred accumulated gain applicable to the settled interest rate swap contracts included in accumulated other comprehensive income totaled $2.6 million ($1.7 million on an after-tax basis), all of which was recognized in interest income during 2014.
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
The notional amounts and estimated fair values of interest rate derivative contracts are presented in the following table. We obtain dealer quotations to value any outstanding interest rate derivative contracts designated as hedges of cash flows, while the fair values of other interest rate derivative contracts are estimated utilizing internal valuation models with observable market data inputs.

	September 30, 2015		December 31, 2014
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivatives designated as hedges of fair value:
Financial institution counterparties:
Loan/lease interest rate swaps – assets	$6,583	$15	$31,614	$469
Loan/lease interest rate swaps – liabilities	77,298	(2,912)	37,672	(3,179)
Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan/lease interest rate swaps – assets	—	—	69,842	719
Loan/lease interest rate swaps – liabilities	839,394	(47,129)	765,979	(38,952)
Loan/lease interest rate caps – assets	74,281	878	73,058	1,003
Customer counterparties:
Loan/lease interest rate swaps – assets	839,394	47,129	765,979	38,910
Loan/lease interest rate swaps – liabilities	—	—	69,842	(719)
Loan/lease interest rate caps – liabilities	74,281	(878)	73,058	(1,003)
The weighted-average rates paid and received for interest rate swaps outstanding at September 30, 2015 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Fair value hedge loan/lease interest rate swaps	2.35%	0.19%
Non-hedging interest rate swaps – financial institution counterparties	4.03%	1.86%
Non-hedging interest rate swaps – customer counterparties	1.86%	4.03%
The weighted-average strike rate for outstanding interest rate caps was 2.42% at September 30, 2015.

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

		September 30, 2015		December 31, 2014
	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Oil – assets	Barrels	513	$10,110	470	$14,357
Oil – liabilities	Barrels	363	(811)	197	(1,670)
Natural gas – assets	MMBTUs	4,366	5,029	12,235	12,707
Natural gas – liabilities	MMBTUs	3,996	(1,420)	16,755	(4,095)
Customer counterparties:
Oil – assets	Barrels	363	811	197	1,670
Oil – liabilities	Barrels	513	(10,090)	470	(14,318)
Natural gas – assets	MMBTUs	3,996	1,420	16,755	4,095
Natural gas – liabilities	MMBTUs	4,366	(4,993)	12,235	(12,646)
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

		September 30, 2015		December 31, 2014
	Notional Currency	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Forward contracts - assets	EUR	857	$2	936	$7
Forward contracts - assets	CAD	—	—	24,724	659
Forward contracts - assets	GBP	532	2	—	—
Forward contracts - liabilities	EUR	572	(1)	—	—
Forward contracts - liabilities	CAD	2,985	(18)	—	—
Forward contracts - liabilities	GBP	—	—	544	(2)
Customer counterparties:
Forward contracts - assets	EUR	575	5	—	—
Forward contracts - assets	CAD	2,980	24	—	—
Forward contracts - liabilities	EUR	15	—	—	—
Forward contracts - liabilities	CAD	—	—	24,680	(615)
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
Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Commercial loan/lease interest rate swaps:
Amount of gain (loss) included in interest income on loans	$(462)	$(493)	$(1,350)	$(1,548)
Amount of (gain) loss included in other non-interest expense	—	12	6	12
Amounts included in the consolidated statements of income and in other comprehensive income for the period related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest rate swaps/caps/floors on variable-rate loans:
Amount reclassified from accumulated other comprehensive income to interest income on loans	$—	$9,345	$—	$28,035
No ineffectiveness related to interest rate derivatives designated as hedges of cash flows was recognized in the consolidated statements of income during the reported periods. The amortization of the deferred accumulated gain applicable to settled interest rate swap contracts ended in October 2014. As of September 30, 2014, the deferred accumulated gain applicable to the settled interest rate swap contracts included in accumulated other comprehensive income totaled $2.6 million ($1.7 million on an after-tax basis), all of which was recognized in interest income during 2014.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Non-hedging interest rate derivatives:
Other non-interest income	$293	$414	$1,855	$1,279
Other non-interest expense	(40)	(5)	(43)	(3)
Non-hedging commodity derivatives:
Other non-interest income	1	7	67	100
Non-hedging foreign currency derivatives:
Other non-interest income	(37)	43	74	118
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

Our credit exposure relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with bank customers was approximately $47.2 million at September 30, 2015. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. Our credit exposure, net of collateral pledged, relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with upstream financial institution counterparties was approximately $7.4 million at September 30, 2015. This amount was primarily related to excess collateral we posted to counterparties. Collateral levels for upstream financial institution counterparties are monitored and adjusted as necessary. See Note 10 – Balance Sheet Offsetting for additional information regarding our credit exposure with upstream financial institution counterparties.
The aggregate fair value of securities we posted as collateral related to derivative contracts totaled $22.6 million at September 30, 2015. At such date, we also had $21.5 million in cash collateral on deposit with other financial institution counterparties.
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
Information about financial instruments that are eligible for offset in the consolidated balance sheet as of September 30, 2015 is presented in the following tables.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
September 30, 2015
Financial assets:
Derivatives:
Loan/lease interest rate swaps and caps	$893	$—	$893
Commodity swaps and options	15,139	—	15,139
Foreign currency forward contracts	4	—	4
Total derivatives	16,036	—	16,036
Resell agreements	13,642	—	13,642
Total	$29,678	$—	$29,678
Financial liabilities:
Derivatives:
Loan/lease interest rate swaps	$50,041	$—	$50,041
Commodity swaps and options	2,231	—	2,231
Foreign currency forward contracts	19	—	19
Total derivatives	52,291	—	52,291
Repurchase agreements	618,504	—	618,504
Total	$670,795	$—	$670,795

		Gross Amounts Not Offset
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
September 30, 2015
Financial assets:
Derivatives:
Counterparty A	$593	$(593)	$—	$—
Counterparty B	10,048	(8,383)	(1,196)	469
Counterparty C	3,925	(3,925)	—	—
Other counterparties	1,470	(1,239)	(230)	1
Total derivatives	16,036	(14,140)	(1,426)	470
Resell agreements	13,642	—	(13,642)	—
Total	$29,678	$(14,140)	$(15,068)	$470
Financial liabilities:
Derivatives:
Counterparty A	$19,368	$(593)	$(18,611)	$164
Counterparty B	8,383	(8,383)	—	—
Counterparty C	4,522	(3,925)	(597)	—
Other counterparties	20,018	(1,239)	(17,936)	843
Total derivatives	52,291	(14,140)	(37,144)	1,007
Repurchase agreements	618,504	—	(618,504)	—
Total	$670,795	$(14,140)	$(655,648)	$1,007
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
The remaining contractual maturity of repurchase agreements in the consolidated balance sheets as of September 30, 2015 and December 31, 2014 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
September 30, 2015
Repurchase agreements:
U.S. Treasury	$523,128	$—	$—	$—	$523,128
Residential mortgage-backed securities	86,999	—	8,377	—	95,376
Total borrowings	$610,127	$—	$8,377	$—	$618,504
Gross amount of recognized liabilities for repurchase agreements					$618,504
Amounts related to agreements not included in offsetting disclosures above					$—

December 31, 2014
Repurchase agreements:
U.S. Treasury	$427,402	$—	$—	$—	$427,402
Residential mortgage-backed securities	355,187	—	8,530	—	363,717
Total borrowings	$782,589	$—	$8,530	$—	$791,119
Gross amount of recognized liabilities for repurchase agreements					$791,119
Amounts related to agreements not included in offsetting disclosures above					$—

Note 11 - Stock-Based Compensation
A combined summary of activity in our active stock-based compensation plans is presented in the following table.

			Non-Vested Stock Awards/Stock Units Outstanding		Stock Options Outstanding
	Shares Available for Grant	Director Deferred Stock Units Outstanding	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price
Balance, January 1, 2015	1,973,427	38,867	175,490	$60.55	5,029,882	$58.99
Authorized	515,000	—	—	—	—	—
Granted	(6,576)	6,576	—	—	—	—
Stock options exercised	—	—	—	—	(227,851)	51.92
Stock awards vested	—	—	—	—	—	—
Forfeited	20,482	—	—	—	(20,482)	66.54
Canceled	(11,309)	—	—	—	—	—
Expired	—	—	—	—	(774)	71.39
Balance, September 30, 2015	2,491,024	45,443	175,490	$60.55	4,780,775	$59.29
Shares issued in connection with stock compensation awards are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. Shares issued in connection with stock compensation awards along with other related information were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
New shares issued from available authorized shares	—	—	—	—
Issued from available treasury stock	56,377	106,900	227,851	491,675
Total	56,377	106,900	227,851	491,675

Proceeds from stock option exercises	$2,880	$5,464	$11,830	$25,573
Stock-based compensation expense is recognized ratably over the requisite service period for all awards. The service period generally matches the vesting period for most awards; however, the service period for certain executive officers does not extend past the date they reach 65 years of age. Stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options	$2,075	$1,877	$6,269	$5,401
Non-vested stock awards/stock units	267	365	930	1,097
Deferred stock units	—	—	480	440
Total	$2,342	$2,242	$7,679	$6,938
Unrecognized stock-based compensation expense at September 30, 2015 was as follows:

Stock options	$15,521
Non-vested stock awards/stock units	1,507
Total	$17,028

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$75,850	$77,381	$221,090	$205,273
Less: Preferred stock dividends	2,016	2,016	6,047	6,047
Net income available to common shareholders	73,834	75,365	215,043	199,226
Less: Earnings allocated to participating securities	260	285	744	758
Net earnings allocated to common stock	$73,574	$75,080	$214,299	$198,468

Distributed earnings allocated to common stock	$33,030	$32,113	$98,674	$94,534
Undistributed earnings allocated to common stock	40,544	42,967	115,625	103,934
Net earnings allocated to common stock	$73,574	$75,080	$214,299	$198,468

Weighted-average shares outstanding for basic earnings per common share	62,628,725	62,939,149	62,945,595	61,738,831
Dilutive effect of stock compensation	690,041	933,479	736,197	913,774
Weighted-average shares outstanding for diluted earnings per common share	63,318,766	63,872,628	63,681,792	62,652,605
Note 13 - Defined Benefit Plans
The components of the combined net periodic expense (benefit) for our defined benefit pension plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected return on plan assets, net of expenses	$(2,983)	$(3,129)	$(8,949)	$(9,386)
Interest cost on projected benefit obligation	2,052	2,001	6,157	6,002
Net amortization and deferral	1,748	672	5,246	2,015
Net periodic expense (benefit)	$817	$(456)	$2,454	$(1,369)
Our non-qualified defined benefit pension plan is not funded. No contributions to the qualified defined benefit pension plan were made during the nine months ended September 30, 2015. We do not expect to make any contributions to the qualified defined benefit plan during the remainder of 2015.

Note 14 - Income Taxes
Income tax expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Current income tax expense	$16,960	$19,665	$49,048	$49,836
Deferred income tax expense (benefit)	(4,830)	(2,784)	(12,234)	(7,318)
Income tax expense, as reported	$12,130	$16,881	$36,814	$42,518

Effective tax rate	13.8%	17.9%	14.3%	17.2%
Net deferred tax liabilities totaled $40.1 million at September 30, 2015 and $56.6 million at December 31, 2014. No valuation allowance for deferred tax assets was recorded at September 30, 2015 as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years. There were no unrecognized tax benefits during any of the reported periods. Interest and/or penalties related to income taxes are reported as a component of income tax expense. Such amounts were not significant during the reported periods.
We file income tax returns in the U.S. federal jurisdiction. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2012.
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

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$86,445	$30,256	$56,189	$9,464	$3,312	$6,152
Change in net unrealized gain on securities transferred to held to maturity	(8,831)	(3,091)	(5,740)	(8,746)	(3,061)	(5,685)
Reclassification adjustment for net (gains) losses included in net income	52	18	34	(33)	(12)	(21)
Total securities available for sale and transferred securities	77,666	27,183	50,483	685	239	446
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	1,748	612	1,136	672	235	437
Derivatives:
Reclassification adjustment for gains on interest rate swaps on variable-rate loans included in net income	—	—	—	(9,345)	(3,270)	(6,075)
Total other comprehensive income (loss)	$79,414	$27,795	$51,619	$(7,988)	$(2,796)	$(5,192)

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$7,704	$2,697	$5,007	$76,007	$26,602	$49,405
Change in net unrealized gain on securities transferred to held to maturity	(24,925)	(8,724)	(16,201)	(27,119)	(9,492)	(17,627)
Reclassification adjustment for net (gains) losses included in net income	(176)	(62)	(114)	(35)	(12)	(23)
Total securities available for sale and transferred securities	(17,397)	(6,089)	(11,308)	48,853	17,098	31,755
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	5,246	1,836	3,410	2,015	705	1,310
Derivatives:
Reclassification adjustment for gains on interest rate swaps on variable-rate loans included in net income	—	—	—	(28,035)	(9,812)	(18,223)
Total other comprehensive income (loss)	$(12,151)	$(4,253)	$(7,898)	$22,833	$7,991	$14,842

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available For Sale	Defined Benefit Plans	Derivatives	Accumulated Other Comprehensive Income
Balance January 1, 2015	$190,589	$(48,775)	$—	$141,814
Other comprehensive income (loss) before reclassifications	(11,194)	3,410	—	(7,784)
Amounts reclassified from accumulated other comprehensive income (loss)	(114)	—	—	(114)
Net other comprehensive income (loss) during period	(11,308)	3,410	—	(7,898)
Balance September 30, 2015	$179,281	$(45,365)	$—	$133,916

Balance January 1, 2014	$146,672	$(26,131)	$19,893	$140,434
Other comprehensive income (loss) before reclassifications	31,778	1,310	—	33,088
Amounts reclassified from accumulated other comprehensive income (loss)	(23)	—	(18,223)	(18,246)
Net other comprehensive income (loss) during period	31,755	1,310	(18,223)	14,842
Balance September 30, 2014	$178,427	$(24,821)	$1,670	$155,276

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
Banking and Frost Wealth Advisors are delineated by the products and services that each segment offers. The Banking operating segment includes both commercial and consumer banking services, Frost Insurance Agency and Frost Securities. Commercial banking services are provided to corporations and other business clients and include a wide array of lending and cash management products. Consumer banking services include direct lending and depository services. Frost Insurance Agency provides insurance brokerage services to individuals and businesses covering corporate and personal property and casualty products, as well as group health and life insurance products and human resources consulting services. Prior to June 30, 2015, Frost Securities provided advisory and private equity services to middle market companies. The operations of Frost Securities were discontinued and the entity was closed effective June 30, 2015. The Frost Wealth Advisors operating segment includes fee-based services within private trust, retirement services, and financial management services, including personal wealth management and securities brokerage services. A third operating segment, Non-Banks, is for the most part the parent holding company, as well as certain other insignificant non-bank subsidiaries of the parent that, for the most part, have little or no activity. The parent company’s principal activities include the direct and indirect ownership of our banking and non-banking subsidiaries and the issuance of debt and equity. Its principal source of revenue is dividends from its subsidiaries.
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
Summarized operating results by segment were as follows:

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
Revenues from (expenses to) external customers:
Three months ended:
September 30, 2015	$239,145	$31,727	$(513)	$270,359
September 30, 2014	225,829	32,662	12	258,503
Nine months ended:
September 30, 2015	$701,080	$96,867	$(1,879)	$796,068
September 30, 2014	648,638	96,069	737	745,444
Net income (loss):
Three months ended:
September 30, 2015	$71,402	$4,782	$(334)	$75,850
September 30, 2014	71,329	5,873	179	77,381
Nine months ended:
September 30, 2015	$208,141	$15,418	$(2,469)	$221,090
September 30, 2014	191,491	16,345	(2,563)	205,273

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
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
September 30, 2015
Securities available for sale:
U.S. Treasury	$3,782,387	$—	$—	$3,782,387
Residential mortgage-backed securities	—	1,130,531	—	1,130,531
States and political subdivisions	—	4,017,333	—	4,017,333
Other	—	42,437	—	42,437
Trading account securities:
U.S. Treasury	16,244	—	—	16,244
States and political subdivisions	—	3,428	—	3,428
Derivative assets:
Interest rate swaps, caps and floors	—	48,022	—	48,022
Commodity swaps and options	—	17,370	—	17,370
Foreign currency forward contracts	33	—	—	33
Derivative liabilities:
Interest rate swaps, caps and floors	—	50,919	—	50,919
Commodity swaps and options	—	17,314	—	17,314
Foreign currency forward contracts	19	—	—	19

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2014
Securities available for sale:
U.S. Treasury	$3,811,252	$—	$—	$3,811,252
Residential mortgage-backed securities	—	1,398,724	—	1,398,724
States and political subdivisions	—	3,208,907	—	3,208,907
Other	—	42,371	—	42,371
Trading account securities:
U.S. Treasury	15,339	—	—	15,339
States and political subdivisions	—	87	—	87
Derivative assets:
Interest rate swaps, caps and floors	—	40,931	170	41,101
Commodity swaps and options	—	32,829	—	32,829
Foreign currency forward contracts	666	—	—	666
Derivative liabilities:
Interest rate swaps, caps and floors	—	43,853	—	43,853
Commodity swaps and options	—	32,729	—	32,729
Foreign currency forward contracts	617	—	—	617
Derivative assets measured at fair value on a recurring basis using significant unobservable (Level 3) inputs at December 31, 2014 consisted of interest rate swaps sold to loan customers. The significant unobservable (Level 3) inputs used in the fair value measurement of these interest rate swaps sold to loan customers primarily related to the probability of default and loss severity in the event of default. The probability of default is determined by the underlying risk grade of the loan (see Note 4 – Loans) underlying the interest rate swap in that the probability of default increases as a loan’s risk grade deteriorates, while the loss severity was estimated through an analysis of the collateral supporting both the underlying loan and interest rate swap. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity. As of December 31, 2014, the weighted-average risk grade of loans underlying interest rate swaps measured at fair value using significant unobservable (Level 3) inputs was 11.0, while the weighted-average loss severity in the event of default on the interest rate swaps was 20%. There were no derivative assets measured at fair value using significant unobservable (Level 3) inputs as of September 30, 2015. A reconciliation of the beginning and ending balances of derivative assets measured at fair value on a recurring basis using significant unobservable (Level 3) inputs is not presented as such amounts were not significant during the reported periods.
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

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Level 2	Level 3	Level 2	Level 3
Carrying value of impaired loans before allocations	$130	$959	$—	$2,944
Specific valuation allowance (allocations) reversals of prior allocations	(71)	150	—	(1,275)
Fair value	$59	$1,109	$—	$1,669
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
The following table presents foreclosed assets that were remeasured and reported at fair value during the reported periods:

	Nine Months Ended September 30,
	2015	2014
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$975	$4,077
Charge-offs recognized in the allowance for loan losses	(149)	(285)
Fair value	$826	$3,792
Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$205	$5,002
Write-downs included in other non-interest expense	(36)	(1,277)
Fair value	$169	$3,725
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
The estimated fair values of financial instruments that are reported at amortized cost in our consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	September 30, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$3,754,905	$3,754,905	$4,364,123	$4,364,123
Securities held to maturity	2,677,485	2,717,608	2,926,486	2,966,390
Cash surrender value of life insurance policies	174,514	174,514	172,050	172,050
Accrued interest receivable	97,434	97,434	128,436	128,436
Level 3 inputs:
Loans, net	11,248,577	11,280,538	10,887,993	10,939,684
Financial liabilities:
Level 2 inputs:
Deposits	24,324,397	24,324,599	24,135,930	24,136,402
Federal funds purchased and repurchase agreements	632,179	632,179	803,119	803,119
Junior subordinated deferrable interest debentures	137,115	137,115	137,115	137,115
Subordinated notes payable and other borrowings	100,000	99,385	100,000	95,591
Accrued interest payable	1,127	1,127	1,132	1,132
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
Note 18 - Accounting Standards Updates
Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 was originally going to be effective for us on January 1, 2017; however, the FASB recently issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date" which deferred the effective date of ASU 2014-09 by one year to January 1, 2018. We are currently evaluating the potential impact of ASU 2014-09 on our financial statements.
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
ASU 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20) – Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. ASU 2015-01 is effective for us beginning January 1, 2016, though early adoption is permitted. ASU 2015-01 is not expected to have a significant impact on our financial statements.
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
ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 will be effective for us on January 1, 2016, though early adoption is permitted. ASU 2015-03 is not expected to have a significant impact on our financial statements.
ASU 2015-05, “Intangibles – Goodwill and Other - Internal-Use Software (Subtopic 350-40) – Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” ASU 2015-05 addresses accounting for fees paid by a customer in cloud computing arrangements such as (i) software as a service, (ii) platform as a service, (iii) infrastructure as a service and (iv) other similar hosting arrangements. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 will be effective for us on January 1, 2016 and is not expected to have a significant impact on our financial statements.
ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30) – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting." ASU 2015-15 adds SEC paragraphs pursuant to an SEC Staff Announcement that given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.
ASU 2015-16, “Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 requires that adjustments to provisional amounts that are identified during the measurement period of a business combination be recognized in the reporting period in which the adjustment amounts are determined. Furthermore, the income statement effects of such adjustments, if any, must be calculated as if the accounting had been completed at the acquisition date. The portion of the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. Under previous guidance, adjustments to provisional amounts identified during the measurement period are to be recognized retrospectively. ASU 2015-16 will be effective for us on January 1, 2016 and is not expected to have a significant impact on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Review
Cullen/Frost Bankers, Inc.
The following discussion should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2014, and the other information included in the 2014 Form 10-K. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results for the year ending December 31, 2015 or any future period.
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

Results of Operations
Net income available to common shareholders totaled $73.8 million, or $1.17 diluted per common share, and $215.0 million, or $3.39 diluted per common share, for the three and nine months ended September 30, 2015 compared to $75.4 million, or $1.18 diluted per common share, and $199.2 million, or $3.18 diluted per common share, for the three and nine months ended September 30, 2014. During the second quarter of 2014, we acquired WNB Bancshares, Inc. (“WNB”). Accordingly, the operating results of WNB are included with our results of operations since May 30, 2014. See Note 2 - Mergers and Acquisitions in the accompanying consolidated financial statements.
Selected income statement data, returns on average assets and average common equity and dividends per common share for the comparable periods was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Taxable-equivalent net interest income	$225,553	$208,253	$662,386	$595,310
Taxable-equivalent adjustment	38,572	30,612	111,893	87,368
Net interest income	186,981	177,641	550,493	507,942
Provision for loan losses	6,810	390	17,845	11,914
Net interest income after provision for loan losses	180,171	177,251	532,648	496,028
Non-interest income	83,378	80,862	245,575	237,502
Non-interest expense	175,569	163,851	520,319	485,739
Income before income taxes	87,980	94,262	257,904	247,791
Income taxes	12,130	16,881	36,814	42,518
Net income	75,850	77,381	221,090	205,273
Preferred stock dividends	2,016	2,016	6,047	6,047
Net income available to common shareholders	$73,834	$75,365	$215,043	$199,226
Earnings per common share – basic	$1.18	$1.19	$3.41	$3.20
Earnings per common share – diluted	1.17	1.18	3.39	3.18
Dividends per common share	0.53	0.51	1.57	1.52
Return on average assets	1.04%	1.12%	1.03%	1.06%
Return on average common equity	10.73	11.29	10.47	10.57
Average shareholders’ equity to average assets	10.24	10.51	10.36	10.60
Net income available to common shareholders decreased $1.5 million, or 2.0%, for the three months ended September 30, 2015 and increased $15.8 million, or 7.9%, for the nine months ended September 30, 2015 compared to the same periods in 2014. The decrease during the three months ended September 30, 2015 was primarily the result of an $11.7 million increase in non-interest expense and a $6.4 million increase in the provision for loan losses and partly offset by a $9.3 million increase in net interest income, a $4.8 million decrease in income tax expense and a $2.5 million increase in non-interest income. The increase during the nine months ended September 30, 2015 was primarily the result of a $42.6 million increase in net interest income, an $8.1 million increase in non-interest income and a $5.7 million decrease in income tax expense partly offset by a $34.6 million increase in non-interest expense and a $5.9 million increase in the provision for loan losses.
Details of the changes in the various components of net income are further discussed below.
Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 69.2% of total revenue during the first nine months of 2015. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.
The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, remained at 3.25% for the entire year in 2014 and through the third quarter of 2015. Our loan portfolio is also impacted, to a lesser extent, by changes in the London Interbank Offered Rate (LIBOR). At September 30, 2015, the one-month and three-month U.S. dollar LIBOR rates were 0.19% and 0.33%, respectively, while at September 30, 2014, the one-month and three-month U.S. dollar LIBOR rates were 0.15% and 0.23%, respectively. The intended federal funds rate, which is the cost of immediately available overnight funds, remained at zero to 0.25% for the entire year in 2014 and through the third quarter of 2015.
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

	Quarter to Date	Year to Date
	September 30, 2015 vs. September 30, 2014	September 30, 2015 vs. September 30, 2014
Due to changes in average volumes	$11,811	$63,020
Due to changes in average interest rates	5,489	4,056
Total change	$17,300	$67,076
Taxable-equivalent net interest income for the three months ended September 30, 2015 increased $17.3 million or 8.3%, while taxable-equivalent net interest income for the nine months ended September 30, 2015 increased $67.1 million, or 11.3%, compared to the same periods in 2014. The increases during the three and nine months ended September 30, 2015 were related to increases in the average volume of interest-earning assets and, to a lesser extent, increases in the net interest margin. The average volume of interest-earning assets for the three months ended September 30, 2015 increased $1.3 billion, while average volume of interest-earning assets for the nine months ended September 30, 2015 increased $2.5 billion compared to the same periods in 2014. The increase in the average volume interest-earning assets during the three months ended September 30, 2015 reflected a $2.2 billion increase in average securities and a $750.9 million increase in average loans partly offset by a $1.6 billion decrease in average interest-bearing deposits. The increase in the average volume of interest-earning assets during the nine months ended September 30, 2015 reflected a $2.6 billion increase in average securities and a $1.1 billion increase in average loans partly offset by a $1.2 billion decrease in average interest-bearing deposits. The increase in the average volume of interest-earning assets during the nine months ended September 30, 2015 was partly related to the acquisition of WNB during the second quarter of 2014 in which we acquired cash and cash equivalents totaling $879.7 million, loans totaling $670.6 million and securities totaling $154.2 million.
The net interest margin increased 9 basis points from 3.39% during the three months ended September 30, 2014 to 3.48% during the three months ended September 30, 2015 and increased 2 basis points from 3.43% during the nine months ended September 30, 2014 to 3.45% during the nine months ended September 30, 2015. The net interest margin during 2015 was positively impacted by a decrease in the relative proportion of average interest-earning assets invested in lower-yielding, interest-bearing deposits and an increase in the average volume and yield on securities during the three and nine months ended September 30,

2015 compared to the same periods in 2014, while the net interest margin was negatively impacted by decreases in the average yields on loans during the three and nine months ended September 30, 2015 compared to the same periods in 2014. These items are more fully discussed below. The average yield on interest-earning assets increased 8 basis points from 3.45% during the three months ended September 30, 2014 to 3.53% during the three months ended September 30, 2015 and increased 1 basis point from 3.49% during the nine months ended September 30, 2014 to 3.50% during the nine months ended September 30, 2015. The average cost of funds decreased 3 basis point from 0.11% during the three months ended September 30, 2014 to 0.08% during the three months ended September 30, 2015 and decreased 2 basis points from 0.11% during the nine months ended September 30, 2014 to 0.09% during the nine months ended September 30, 2015. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. As stated above, market interest rates have remained at historically low levels during the reported periods. The effect of lower average market interest rates during the reported periods on the average yield on average interest-earning assets was partly limited through October 2014 because of the aforementioned interest rate swaps on variable-rate loans.
The average volume of loans during the first nine months of 2015 increased $1.1 billion compared to the same period in 2014. Loans made up approximately 43.5% and 43.3% of average interest-earning assets during the first nine months of 2015 and 2014 respectively. As discussed above, we acquired $670.6 million in loans in connection with the acquisition of WNB during the second quarter of 2014. Loans generally have significantly higher yields compared to securities, interest-bearing deposits and federal funds sold and resell agreements and, as such, have a more positive effect on the net interest margin. The average yield on loans decreased 52 basis points from 4.44% during the first nine months of 2014 to 3.92% during the first nine months of 2015. The average yield on loans was negatively impacted by lower average spreads due to increased competition in loan pricing during the first nine months of 2015 compared to the same period in 2014. Furthermore, the decrease in the average yield on loans was also partly related to the aforementioned completion of the amortization of the deferred accumulated gain applicable to the settled interest rate swap contracts in October 2014. The amortization of the deferred accumulated gain positively impacted our average yield on loans by 37 basis points during the first nine months of 2014. In an effort to offset the loss of the amortization and its positive effect on our net interest income, we utilized $840 million in excess liquidity to purchase municipal securities during the third and fourth quarters of 2014. The higher yields associated with these securities relative to the yield that would have been received had these funds continued to be held as interest-bearing deposits and federal funds sold replaced the revenue stream from the amortization of the deferred accumulated gain applicable to the settled interest rate swaps so that our net interest income was not significantly impacted.
The average volume of securities during the first nine months of 2015 increased $2.6 billion compared to the same period in 2014. Securities made up approximately 44.8% of average interest-earning assets during the first nine months of 2015 compared to 38.6% during the first nine months of 2014. This increase was primarily related to the investment of excess liquidity from deposit growth, which included the aforementioned $840 million investment in municipal securities. The average yield on securities was 3.96% during the first nine months of 2015, increasing 1 basis point from 3.95% during the first nine months of 2014. The average yield on taxable securities increased 1 basis point from 2.12% during the first nine months of 2014 to 2.13% during the first nine months of 2015, while the average yield on tax-exempt securities remained flat at 5.59% during the first nine months of both 2014 and 2015.
Average federal funds sold, resell agreements and interest-bearing deposit decreased $1.2 billion during the first nine months of 2015 compared to the same period in 2014. Federal funds sold, resell agreements and interest-bearing deposits made up approximately 11.7% of average interest-earning assets during the first nine months of 2015 compared to 18.1% during the first nine months of 2014. The combined average yield on federal funds sold, resell agreements and interest-bearing deposits was 0.26% during the first nine months of both 2015 and 2014. The decrease in average federal funds sold, resell agreements and interest-bearing deposits was primarily related to the reinvestment of such funds into higher-yielding loans and securities.
Average deposits increased $2.4 billion during the first nine months of 2015 compared to the same period in 2014. Average deposits in 2015 were impacted by the acquisition of $1.6 billion in deposits in connection with the acquisition of WNB on May 30, 2014. Average interest-bearing deposits during the first nine months of 2015 increased $1.2 billion compared to the same period in 2014, while average non-interest-bearing deposits during the first nine months of 2015 increased $1.2 billion compared to the same period in 2014. The ratio of average interest-bearing deposits to total average deposits was 57.9% during the first nine months of 2015 compared to 59.0% during the first nine months of 2014. The average cost of deposits is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-bearing deposits. The average cost of interest-bearing deposits and total deposits was 0.07% and 0.04%, respectively, during the first nine months of 2015 and 0.09% and 0.05%, respectively, during the first nine months of 2014.
Our net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.41% during the first nine months of 2015 compared to 3.38% during the first nine months of 2014. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.
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
Provision for Loan Losses
The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $6.8 million and $17.8 million for the three and nine months ended September 30, 2015 compared to $390 thousand and $11.9 million for the three and nine months ended September 30, 2014. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.
Non-Interest Income
The components of non-interest income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Trust and investment management fees	$25,590	$26,807	$79,223	$78,966
Service charges on deposit accounts	20,854	20,819	60,664	61,255
Insurance commissions and fees	11,763	11,348	36,528	34,297
Interchange and debit card transaction fees	5,031	4,719	14,591	13,589
Other charges, commissions and fees	10,016	9,804	28,570	26,561
Net gain (loss) on securities transactions	(52)	33	176	35
Other	10,176	7,332	25,823	22,799
Total	$83,378	$80,862	$245,575	$237,502
Total non-interest income for the three and nine months ended September 30, 2015 increased $2.5 million, or 3.1%, and increased $8.1 million, or 3.4%, compared to the same periods in 2014, respectively. Changes in the various components of non-interest income are discussed in more detail below.
Trust and Investment Management Fees. Trust and investment management fees for the three and nine months ended September 30, 2015 decreased $1.2 million, or 4.5%, and increased $257 thousand, or 0.3%, compared to the same periods in 2014, respectively. Investment fees are the most significant component of trust and investment management fees, making up approximately 78.8% and 74.7% of total trust and investment management fees for the first nine months of 2015 and 2014, respectively. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees.
The decrease in trust and investment management fees during the three months ended September 30, 2015 compared to the same period in 2014 was primarily the result of decreases in oil and gas fees (down $1.1 million) and securities lending fees (down $837 thousand) partly offset by an increase in trust investment fees (up $744 thousand). The increase in trust and investment management fees during the nine months ended September 30, 2015 compared to the same period in 2014 was primarily the result of increases in trust investment fees (up $3.4 million) and estate fees (up $416 thousand) partly offset by decreases in securities lending income (down $1.8 million) and oil and gas fees (down $1.7 million). The increases in trust investment fees during 2015 were partly due to higher average equity valuations and an increase in the number of accounts. The increase in estate fees during the nine months ended September 30, 2015 was partly related to an increase in the number of estates that were settled. The decreases in oil and gas fees during 2015 were partly due to lower prices and decreased production. Securities lending fees decreased during 2015 as we discontinued our securities lending operations during the first quarter of 2015 in part due to the negative impact securities lending transactions would have had on our regulatory capital ratios under the newly effective Basel III capital rules. See Note 8 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.
At September 30, 2015, trust assets, including both managed assets and custody assets, were primarily composed of equity securities (45.7% of assets), fixed income securities (41.3% of assets) and cash equivalents (7.3% of assets). The estimated fair value of these assets was $29.3 billion (including managed assets of $12.5 billion and custody assets of $16.8 billion) at September 30, 2015, compared to $30.5 billion (including managed assets of $13.0 billion and custody assets of $17.5 billion) at December 31, 2014 and $30.3 billion (including managed assets of $12.8 billion and custody assets of $17.5 billion) at September 30, 2014.
Service Charges on Deposit Accounts. Service charges on deposit accounts for the three months ended September 30, 2015 did not significantly fluctuate compared to the same period in 2014. Service charges on deposit accounts for the nine months ended September 30, 2015 decreased $591 thousand, or 1.0%, compared to the same period in 2014. The decrease in service charges on deposit accounts for the nine months ended September 30, 2015 was primarily due to decreases in overdraft/insufficient funds charges on consumer accounts (down $267 thousand), service charges on consumer accounts (down $156 thousand), service charges on commercial accounts (down $131 thousand) and overdraft/insufficient funds charges on commercial accounts (down $75 thousand). Overdraft/insufficient funds charges totaled $8.5 million ($6.6 million consumer and $1.9 million commercial) during the both three months ended September 30, 2015 and 2014. Overdraft/insufficient funds charges totaled $23.5 million ($18.2 million consumer and $5.4 million commercial) during the nine months ended September 30, 2015 compared to $23.9 million ($18.5 million consumer and $5.4 million commercial) during the same period in 2014.
Insurance Commissions and Fees. Insurance commissions and fees for the three and nine months ended September 30, 2015 increased $415 thousand, or 3.7% and $2.2 million, or 6.5%, compared to the same periods in 2014. The increase during the three months ended September 30, 2015 was related to increases in commission income (up $251 thousand) and contingent commissions (up $164 thousand). The increase during the nine months ended September 30, 2015 was related to increases in contingent commissions (up $1.6 million) and commission income (up $624 thousand). Insurance commissions and fees include contingent commissions totaling $467 thousand and $5.0 million during the three and nine months ended September 30, 2015 and $303 thousand and $3.4 million during the three and nine months ended September 30, 2014. Contingent commissions primarily consist of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. Such commissions are seasonal in nature and are mostly received during the first quarter of each year. These commissions totaled $3.6 million and $2.0 million during the nine months ended September 30, 2015 and 2014, respectively. Contingent commissions also include amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. These benefit plan related commissions totaled $422 thousand and $1.4 million during the three and nine months ended September 30, 2015 and $303 thousand and $1.4 million during the three and nine months ended September 30, 2014.
Interchange and Debit Card Transaction Fees. Interchange fees, or “swipe” fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Interchange and debit card transaction fees consist of income from check card usage, point of sale income from PIN-based debit card transactions and ATM service fees. Interchange and debit card transaction fees for the three and nine months ended September 30, 2015 increased $312 thousand, or 6.6%, and $1.0 million, or 7.4%, compared to the three and nine months ended September 30, 2014. The increases were primarily due to increases in income from debit card transactions (up $252 thousand and $760 thousand during the three and nine months ended September 30, 2015, respectively) and ATM service fees (up $59 thousand and $241 thousand during the three and nine months ended September 30, 2015, respectively).
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
Other Charges, Commissions and Fees. Other charges, commissions and fees for the three months ended September 30, 2015 increased $212 thousand, or 2.2%, compared to the same period in 2014. The increase in other charges, commissions and fees included increases in income related to capital markets fees related to advisory services (up $466 thousand), letters of credit fees (up $385 thousand), income related to loan processing fees (up $140 thousand) and income related to the sale of annuities (up $98 thousand) partly offset by decreases in income from the sale of mutual funds (down $291 thousand) and income from corporate finance advisory services (down $664 thousand). Income from corporate finance advisory services was related to the activities of Frost Securities which ceased operations effective June 30, 2015.
Other charges, commissions and fees for the nine months ended September 30, 2015 increased $2.0 million, or 7.6%, compared to the same period in 2014. The increase in other charges, commissions and fees included increases in income from capital markets fees related to advisory services (up $1.6 million), letters of credit fees (up $706 thousand), commission income related to the sale of money market accounts (up $338 thousand), origination fees collected on loans that did not fund (up $258 thousand), wire transfer fees (up $246 thousand), referral fees from our merchant services payment processor (up $218 thousand) and unused balance fees on loan commitments (up $195 thousand), among other things. These increases were partly offset by decreases in income from corporate finance advisory services (down $593 thousand), income related to the sale of annuities (down $516 thousand) and human resources consulting fee income (down $316 thousand), among other things.
Net Gain/Loss on Securities Transactions. During the first nine months of 2015, we sold available-for-sale securities with an amortized cost totaling $4.7 billion and realized a net gain of $176 thousand on those sales. During the first quarter of 2015, we sold an available-for-sale U.S. Treasury security with an amortized cost totaling $223.8 million and realized a gain of $228 thousand on the sale. The security sold had a short term and low yield. The proceeds from the sale of this security were reinvested into longer-term, higher-yielding securities. The remaining sales were primarily related to securities purchased during 2015 and subsequently sold in connection with the Corporation’s tax planning strategies related to the Texas franchise tax. The gross proceeds from the sales of these securities outside of Texas are included in total revenues/receipts from all sources reported for Texas franchise tax purposes, which results in a reduction in the overall percentage of revenues/receipts apportioned to Texas and subjected to taxation under the Texas franchise tax.
Other Non-Interest Income. Other non-interest income for the three months ended September 30, 2015 increased $2.8 million, or 38.8%, compared to the same period in 2014. The increase was primarily due to increases in gains on the sale of foreclosed and other assets (up $1.8 million), sundry and other miscellaneous income (up $863 thousand) and income from public finance underwriting fees (up $834 thousand) partly offset by a decrease in mineral interest income (down $501 thousand), among other things. Other non-interest income for the nine months ended September 30, 2015 increased $3.0 million, or 13.3%, compared to the same period in 2014. The increase was primarily due to increases in income from public finance underwriting fees (up $2.9 million), gains on the sale of foreclosed and other assets (up $2.6 million), income from customer derivative and trading activities (up $623 thousand) and earnings on life insurance policies (up $592 thousand) partly offset by decreases in mineral interest income (down $2.5 million), sundry and other miscellaneous income (down $1.0 million) and lease rental income (down $274 thousand).
The increases in income from public finance underwriting fees during 2015 were primarily related to transaction volumes. During 2015, gains on the sale of foreclosed and other assets included, among other things, $2.0 million related to a gain from the redemption of stock in another financial institution that was acquired in prior bank acquisitions. During 2015, sundry and other miscellaneous income included $1.2 million related to distributions received on a small business investment company ("SBIC") investment, $1.0 million related to recoveries of prior write-offs and $324 thousand related to an insurance settlement while during 2014, sundry and other miscellaneous income included, among other things, $2.4 million related to distributions received on an SBIC investment and $1.3 million related to recoveries of prior write-offs. The increase in income from customer derivative and trading activities during the nine months ended September 30, 2015 was primarily related to an increase in the volume of customer interest rate swap transactions, which impacted the level of fees we recognized. Mineral interest income is primarily related to oil and gas royalties received from severed mineral interests owned by our wholly-owned non-banking subsidiary Main Plaza Corporation. The decrease in mineral interest income was partly related to lower energy prices and a decrease in production.
Non-Interest Expense
The components of non-interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Salaries and wages	$79,552	$73,756	$232,257	$214,446
Employee benefits	16,210	14,639	53,776	46,833
Net occupancy	17,380	14,049	48,890	40,735
Furniture and equipment	16,286	16,078	47,469	46,238
Deposit insurance	3,676	3,421	10,852	9,683
Intangible amortization	816	1,052	2,559	2,524
Other	41,649	40,856	124,516	125,280
Total	$175,569	$163,851	$520,319	$485,739
Total non-interest expense for the three and nine months ended September 30, 2015 increased $11.7 million, or 7.2%, and $34.6 million, or 7.1%, compared to the same periods in 2014. The increase in non-interest expense during the nine months ended September 30, 2015 was impacted by the acquisition of WNB during the second quarter of 2014. Changes in the various components of non-interest expense are discussed below.

Salaries and Wages. Salaries and wages for the three and nine months ended September 30, 2015 increased $5.8 million, or 7.9%, and $17.8 million, or 8.3%, compared to the same periods in 2014. The increases were primarily related to an increase in the number of employees, partly related to the acquisition of WNB; normal annual merit and market increases; increases in incentive compensation and, to a lesser extent, increases in stock-based compensation.
Employee Benefits. Employee benefits expense for the three months ended September 30, 2015 increased $1.6 million, or 10.7%, compared to the same period in 2014. The increase was related to increases in expenses related to our defined benefit retirement plans (up $1.3 million) and expenses related to our 401(k) and profit sharing plans (up $143 thousand). Employee benefits expense for the nine months ended September 30, 2015 increased $6.9 million, or 14.8%, compared to the same period in 2014. The increase was related to increases in expenses related to our defined benefit retirement plans (up $3.8 million), expenses related to our 401(k) and profit sharing plans (up $1.3 million), medical insurance expense (up $776 thousand) and payroll taxes (up $669 thousand). Other than expenses related to our defined benefit retirement plans, the aforementioned increases in the various categories of employee benefits expense were related to an increase in the number of employees, which includes those added in connection with the acquisition of WNB.
During the three and nine months ended September 30, 2015, we recognized combined net periodic pension expenses of $818 thousand and $2.5 million, respectively, related to our defined benefit retirement plans compared to combined net periodic pension benefits of $456 thousand and $1.4 million during the same periods in 2014. The increase in net periodic pension expense during 2015 was partly related to a decrease in the discount rate as well as changes in other actuarial assumptions. Our defined benefit retirement and restoration plans were frozen effective as of December 31, 2001 and were replaced by a profit sharing plan. Management believes these actions helped to reduce the volatility in retirement plan expense. However, we still have funding obligations related to the defined benefit and restoration plans and could recognize retirement expense related to these plans in future years, which would be dependent on the return earned on plan assets, the level of interest rates and employee turnover.
Net Occupancy. Net occupancy expense for the three and nine months ended September 30, 2015 increased $3.3 million, or 23.7%, and $8.2 million, or 20.0%, compared to the same periods in 2014. The increase during the three months ended September 30, 2015 was primarily related to increases in property taxes (up $1.0 million), building depreciation (up $728 thousand), lease expense (up $490 thousand), depreciation on leasehold improvements (up $250 thousand), expenses related to service contracts (up $250 thousand) and utilities expense (up $237 thousand). The increase during the nine months ended September 30, 2015 was primarily related to increases in lease expense (up $2.2 million), property taxes (up $2.0 million), building depreciation (up $1.3 million), depreciation on leasehold improvements (up $737 thousand), expenses related to service contracts (up $699 thousand), repairs and maintenance expense (up $513 thousand) and utilities expense (up $456 thousand). The increases in these items were partly related to the additional facilities added in connection with the acquisition of WNB during the second quarter of 2014, a new operations and support center, a portion of which was placed into service during the second quarter of 2015, and new financial center locations. We expect higher levels of building depreciation expense related to the new operations and support center in future periods as additional components of the center are placed into service.
Furniture and Equipment. Furniture and equipment expense for the three and nine months ended September 30, 2015 increased $208 thousand, or 1.3%, and $1.2 million, or 2.7%, compared to the same periods in 2014. The increase during the three months ended September 30, 2015 was primarily related to increases in depreciation on furniture and equipment (up $673 thousand) and expenses related to service contracts (up $604 thousand) mostly offset by a decrease in software amortization (down $955 thousand). The increase during the nine months ended September 30, 2015 was primarily related to increases in expenses related to software maintenance (up $1.4 million), depreciation on furniture and equipment (up $988 thousand), expenses related to service contracts (up $865 thousand) partly offset by a decrease in software amortization (down $1.8 million).
Deposit Insurance. Deposit insurance expense totaled $3.7 million and $10.9 million for the three and nine months ended September 30, 2015 compared to $3.4 million and $9.7 million for the three and nine months ended September 30, 2014. The increase in deposit insurance expense for the three and nine months ended September 30, 2015 compared to the same periods in 2014 was primarily related to an increase in assets, which was partly related to the acquisition of WNB.
Intangible Amortization. Intangible amortization is primarily related to core deposit intangibles and, to a lesser extent, intangibles related to customer relationships and non-compete agreements. Intangible amortization for the three months ended September 30, 2015 decreased $236 thousand, or 22.4% compared to the same period in 2014. Intangible amortization for the nine months ended September 30, 2015 increased $35 thousand, or 1.4%, compared to the same period in 2014. Intangible amortization during the three and nine months ended September 30, 2015 was impacted by the additional amortization related to the core deposit intangible recorded in connection with the acquisition of WNB during the second quarter of 2014. The impact of this additional amortization was partly limited by the completion of amortization of certain previously recognized intangible assets as well as a reduction in the annual amortization rate of certain previously recognized intangible assets as we use an accelerated amortization approach which results in higher amortization rates during the earlier years of the useful lives of intangible assets.

Other Non-Interest Expense. Other non-interest expense for the three months ended September 30, 2015 increased $793 thousand, or 1.9%, and decreased $764 thousand or 0.6% for the nine months ended September 30, 2015 compared to the same periods in 2014. Other non-interest expense during 2014 was impacted by expenses related to the acquisition of WNB during the second quarter. Acquisition related expenses included in other non-interest expense totaled $1.1 million and $7.1 million during the three and nine months ended September 30, 2014, respectively. These costs are included in professional services expenses ($269 thousand and $3.5 million during the three and nine months ended September 30, 2014), severance ($1.3 million during the nine months ended September 30, 2014) and various other expenses ($870 thousand and $2.4 million during the three and nine months ended September 30, 2014, respectively). Excluding these acquisition related expenses during 2014, other non-interest expense for the three and nine months ended September 30, 2015 effectively increased $1.9 million, or 4.9%, and $6.3 million, or 5.4%, respectively, compared to the same periods in 2014. The effective increase, excluding acquisition related expenses in 2014, for the three months ended September 30, 2015 was partly related to increases in advertising expense (up $1.6 million), professional services expense (up $591 thousand), data communications expense (up $562 thousand), travel/meals and entertainment expense (up $449 thousand), guard service expense (up $315 thousand) and expenses related to fraud losses (up $225 thousand), among other things. The increases in these items were partly offset by decreases in sundry and other miscellaneous expense (down $885 thousand), donations expense (down $653 thousand) and losses on the sale/write-down of foreclosed and other assets (down $268 thousand). The effective increase, excluding acquisition related expenses in 2014, for the nine months ended September 30, 2015 was partly related to increases in advertising expense (up $2.4 million), data communications expense (up $1.4 million), professional expense (up $1.2 million), check card expense (up $1.0 million), travel/meals and entertainment expense (up $1.0 million), guard service expense (up $971 thousand) and expenses related to fraud loss (up $492 thousand), among other things. The increases in these items were partly offset by decreases in in donations expense (down $1.4 million), losses on the sale/write-down of foreclosed and other assets (down $1.0 million), research and advisory fees (down $391 thousand) and postage expense (down $372 thousand).
Results of Segment Operations
Our operations are managed along two operating segments: Banking and Frost Wealth Advisors. A description of each business and the methodologies used to measure financial performance is described in Note 16 - Operating Segments in the accompanying notes to consolidated financial statements included elsewhere in this report. Net income (loss) by operating segment is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Banking	$71,402	$71,329	$208,141	$191,491
Frost Wealth Advisors	4,782	5,873	15,418	16,345
Non-Banks	(334)	179	(2,469)	(2,563)
Consolidated net income	$75,850	$77,381	$221,090	$205,273
Banking
Net income for the three and nine months ended September 30, 2015 increased $73 thousand, or 0.1%, and $16.7 million, or 8.7%, compared to the same periods in 2014. The increase during the three months ended September 30, 2015 was primarily the result of a $9.1 million increase in net interest income, a $4.2 million increase in non-interest income and a $4.0 million decrease in income tax expense mostly offset by a $10.9 million increase in non-interest expense and a $6.4 million increase in the provision for loan losses. The increase during the nine months ended September 30, 2015 was primarily the result of a $42.2 million increase in net interest income, a $10.3 million increase in non-interest income and a $5.2 million decrease in income tax expense partly offset by a $35.1 million increase in non-interest expense and a $5.9 million increase in the provision for loan losses.
Net interest income for the three and nine months ended September 30, 2015 increased $9.1 million, or 5.1%, and $42.2 million, or 8.3%, compared to the same periods in 2014. The increases were primarily related to increases in the average volume of interest-earning assets and, to a lesser extent, increases in the net interest margin. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.
The provision for loan losses for the three and nine months ended September 30, 2015 totaled $6.8 million and $17.8 million compared to $390 thousand and $11.9 million for the same periods in 2014. See the analysis of the provision for loan losses included in the section captioned “Allowance for Loan Losses” included elsewhere in this discussion.
Non-interest income for the three months ended September 30, 2015 increased $4.2 million, or 8.6%, while non-interest income for the nine months ended September 30, 2015 increased $10.3 million, or 7.2%, compared to the same periods in 2014. The increase in non-interest income during the three months ended September 30, 2015 was primarily related to increases in other non-interest income; insurance commissions and fees; other charges, commissions and fees; and interchange and debit card transaction fees. The increase in non-interest income during the nine months ended September 30, 2015 was primarily related to increases in other non-interest income; insurance commissions and fees; other charges, commissions and fees; and interchange and debit card transaction fees partly offset by a decrease in service charges on deposit accounts. The increase in other non-interest income for the three months ended September 30, 2015 compared to the same period in 2014 was primarily due to increases in gains on the sale of foreclosed and other assets, income from public finance underwriting fees and sundry and other miscellaneous income partly offset by decreases in income from customer derivative and trading activities, among other things. The increase in other non-interest income for the nine months ended September 30, 2015 compared to the same period in 2014 was primarily due to increases in gains on the sale of foreclosed and other assets, income from public finance underwriting fees, earnings on life insurance policies and income from customer derivative and trading activities partly offset by a decrease in sundry and other miscellaneous income. The increases in insurance commissions and fees during the three and nine months ended September 30, 2015 compared to the same periods in 2014 were primarily related to increases in commission income and contingent commissions received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. The increase in other charges, commissions and fees during the three months ended September 30, 2015 compared to the same period in 2014 was primarily related to increases in capital markets fees related to advisory services, letters of credit fees and loan processing fees partly offset by decreases in income from corporate finance advisory services. The increase in other charges, commissions and fees during the nine months ended September 30, 2015 compared to the same period in 2014 was primarily related to increases in income from capital markets fees related to advisory services, letters of credit fees, origination fees collected on loans that did not fund, referral fees from our merchant services payment processor, unused balance fees on loan commitments and wire transfer fees, among other things, partly offset by decreases in income from corporate finance advisory services and human resources consulting fee income, among other things. The increases in interchange and debit card transaction fees during the three and nine months ended September 30, 2015 compared to the same periods in 2014 were primarily related to increases in income from debit card transactions and ATM service fees. The decrease in services charges on deposit accounts for the nine months ended September 30, 2015 compared to the same period in 2014 was primarily due to decreases in overdraft/insufficient funds charges on consumer and commercial accounts and decreases in service charges on consumer accounts and commercial accounts. See the analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for the three and nine months ended September 30, 2015 increased $10.9 million, or 7.8%, and $35.1 million, or 8.6%, compared to the same periods in 2014. The increases in non-interest expense during the three and nine months ended September 30, 2015 were primarily related to increases in salaries and wages, net occupancy, employee benefits and, to a lesser extent, increases in other non-interest expense, deposit insurance and furniture and fixtures expense. The increases in salaries and wages during the three and nine months ended September 30, 2015 compared to the same periods in 2014 were primarily related to an increase in the number of employees, partly related to the acquisition of WNB; normal annual merit and market increases; increases in incentive compensation and, to a lesser extent, increases in stock-based compensation. The increase in net occupancy expense for the three months ended September 30, 2015 compared to the same period in 2014 was primarily related to increases in property taxes, building depreciation, lease expense, depreciation on leasehold improvements, expenses related to service contracts and utilities expense. The increase in net occupancy expense for the nine months ended September 30, 2015 compared to the same period in 2014 was primarily related to increases in lease expense, property taxes, building depreciation, depreciation on leasehold improvements, expenses related to service contracts, repairs and maintenance expense and utilities expense. The increases in these items were partly related to the additional facilities added in connection with the acquisition of WNB during the second quarter of 2014, a new operations and support center, a portion of which was placed into service during the second quarter of 2015, and new branch locations. The increases in employee benefits expense during the three and nine months ended September 30, 2015 compared to the same periods in 2014 were primarily related to increases in expenses related to our defined benefit retirement plans as well as increases in expenses related to our 401(k) and profit sharing plans, medical insurance expense and payroll taxes. The increase in other non-interest expense for the three months ended September 30, 2015 compared to the same periods in 2014 was primarily related to increases in advertising expense, professional services expense, data communications expense, guard service expense and expenses related to fraud losses, among other things. The increases in these items were partly offset by decreases in sundry and other miscellaneous expense, donations expense and losses on the sale/write-down of foreclosed and other assets. The increase in other non-interest expense for the nine months ended September 30, 2015 compared to the same period in 2014 was primarily related to increases in advertising expense, data communications expense, professional services expense, check card expense, guard service expense and expenses related to fraud losses, among other things. The increases in these items were partly offset by decreases in sundry and other miscellaneous expense, donations expense, losses on the sale/write-down of foreclosed and other assets and postage expense. The increases in deposit insurance expense for the three and nine months ended September 30, 2015 compared to the same periods in 2014 were primarily related to an increase in assets. The increases in furniture and equipment expense during the three and nine months ended September 30, 2015 were primarily related to increases in depreciation on furniture and equipment and, during nine months ended September 30, 2015, software maintenance partly offset by decreases in software amortization. See the analysis of these categories of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $11.8 million and $36.7 million during the three and nine months ended September 30, 2015 and $11.3 million and $34.4 million during the three and nine months ended September 30, 2014. The increase was primarily related to increases in contingent commissions and commission income. See the analysis of insurance commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion. Frost Insurance Agency also had consulting revenues totaling $155 thousand and $489 thousand during the three and nine months ended September 30, 2015 and $206 thousand and $804 thousand during the three and nine months ended September 30, 2014. Consulting revenues are primarily related to human resources consulting services and are reported as a component of other charges, commissions and fees.
Frost Wealth Advisors
Net income for the three and nine months ended September 30, 2015 decreased $1.1 million, or 18.6%, and $927 thousand, or 5.7%, respectively compared to the same periods in 2014. The decrease during the three months ended September 30, 2015 was primarily due to a $1.2 million decrease in non-interest income and a $747 thousand increase in non-interest expense partly offset by a $587 thousand decrease in income tax expense and a $284 thousand increase in net interest income. The decrease during the nine months ended September 30, 2015 was primarily due to a $2.2 million increase in non-interest expense partly offset by a $620 thousand increase in net interest income, a $497 thousand decrease in income tax expense and a $178 thousand increase in non-interest income.
Net interest income for the three and nine months ended September 30, 2015 increased $284 thousand, or 16.7%, and $620 thousand, or 12.5%, compared to the same periods in 2014. The increases were primarily due to increases in the average volume of funds provided due to an increase in the average volume of Frost Wealth Advisors' repurchase agreements and, to a lesser extent, an increase in the funds transfer price received for providing those funds.
Non-interest income for the three months ended September 30, 2015 decreased $1.2 million or 3.9%, while non-interest income for the nine months ended September 30, 2015 increased $178 thousand, or 0.2%, compared to the same periods in 2014, respectively. The decrease during the three months ended September 30, 2015 was primarily related to a decrease in trust and investment management fees and, to a lesser extent, a decrease in other charges, commissions and fees. The increase during the nine months ended September 30, 2015 was primarily related to an increases in trust and investment management fees and other non-interest income partly offset by a decrease in other charges, commissions and fees. Trust and investment management fee income is the most significant income component for Frost Wealth Advisors. Investment fees are the most significant component of trust and investment management fees, making up approximately 78.8% of total trust and investment management fees for the first nine months of 2015. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. The decrease in trust and investment management fee income during the three months ended September 30, 2015 compared to the same period in 2014 was primarily the result of decreases in oil and gas fees and securities lending fees partly offset by an increase in trust investment fees. The increase in trust and investment management fee income during the nine months ended September 30, 2015 compared to the same period in 2014 was primarily the result of an increase in investment fees and estate fees partly offset by decreases in securities lending income and oil and gas fees. The increases in trust investment fees during 2015 were partly due to higher average equity valuations and an increase in the number of accounts. The decreases in oil and gas fees during 2015 were partly due to lower prices and decreased production. Securities lending fees decreased during 2015 as we discontinued our securities lending operations during the first quarter of 2015. The increase in other non-interest income during the nine months ended September 30, 2015 was primarily related to an increase in income from customer securities trading activities. The decrease in other charges, commissions and fees during the three months ended September 30, 2015 compared to the same period in 2014 was primarily related to a decrease in income from the sale of mutual funds partly offset by increases in income from the sale of annuities and money market accounts. The decrease in other charges, commissions and fees during the nine months ended September 30, 2015 compared to the same period in 2014 was primarily related to decreases in income related to the sale of annuities and brokerage commissions partly offset by an increase in income from the sale of money market accounts. See the analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for the three and nine months ended September 30, 2015 increased $747 thousand, or 3.2%, and $2.2 million, or 3.1%, respectively, compared to the same periods in 2014. The increases in non-interest expense during the three and nine months ended September 30, 2015 were primarily related to increases in salaries and wages (up $600 thousand and $1.4 million, respectively), employee benefits (up $117 thousand and $374 thousand, respectively) and other non-interest expense (up $51 thousand and $382 thousand, respectively). The increases in salaries and wages during the three and nine months ended September 30, 2015 were primarily related to normal annual merit and market increases and, to a lesser extent, increases in incentive compensation and stock-based compensation.

The increases in employee benefits during the three and nine months ended September 30, 2015 were partly due to increases in expense related to our 401(k), profit sharing and defined benefit retirement plans and payroll taxes, among other things. The increases in other non-interest expense during the three and nine months ended September 30, 2015 were related to fluctuations in various miscellaneous categories of expense and overhead cost allocations.
Non-Banks
The Non-Banks operating segment had net losses of $334 thousand and $2.5 million for the three and nine months ended September 30, 2015, respectively, compared to net losses of $179 thousand and $2.6 million for the same periods in 2014. The increase in the net loss for the three months ended September 30, 2015 was primarily due to a $479 thousand decrease in other non-interest income, and a $71 thousand increase in other non-interest expense partly offset by a $115 thousand increase in the net income tax benefit. The decrease in net loss during the nine months ended September 30, 2015 was primarily due to a $2.8 million decrease in other non-interest expense partly offset by a $2.5 million decrease in other non-interest income and a $225 thousand increase in net-interest expense.
Other non-interest expense during 2014 included approximately $3.0 million of expenses associated with the acquisition of WNB during the second quarter. This amount was primarily related to professional services. The decreases in other non-interest income during the three and nine months ended September 30, 2015 were primarily related to decreases in mineral interest income. Mineral interest income is primarily related to oil and gas royalties received from severed mineral interests owned by our wholly-owned non-banking subsidiary Main Plaza Corporation. The decrease in mineral interest income was partly related to lower energy prices and a decrease in production.
Income Taxes
We recognized income tax expense of $12.1 million and $36.8 million, for an effective tax rate of 13.8% and 14.3% for the three and nine months ended September 30, 2015 compared to $16.9 million and $42.5 million, for an effective tax rate of 17.9% and 17.2% for the three and nine months ended September 30, 2014. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies. The decrease in the effective tax rate during the three and nine months ended September 30, 2015 was partly related to an increase in the relative proportion of tax-exempt income as we purchased additional tax-exempt municipal securities.

Average Balance Sheet
Average assets totaled $27.9 billion for the nine months ended September 30, 2015 representing an increase of $2.7 billion, or 10.9%, compared to average assets for the same period in 2014. The growth in average assets was primarily funded by an increase in average deposits. Average assets during the nine months ended September 30, 2015 were also partly impacted by the acquisition of WNB on May 30, 2014. See Note 2 - Mergers and Acquisitions in the accompanying consolidated financial statements included elsewhere in this report for additional information related to this acquisition. The increase in average assets was primarily reflected in earning assets, which increased $2.5 billion, or 10.7%, during the first nine months of 2015 compared to the same period in 2014. The increase in earning assets was primarily due to a $2.6 billion increase in average securities and a $1.1 billion increase in average loans partly offset by $1.2 billion decrease in average interest-bearing deposits. We acquired cash and cash equivalents totaling $879.7 million, loans totaling $670.6 million and securities totaling $154.2 million in connection with the acquisition of WNB. Total deposits averaged $23.9 billion for the first nine months of 2015, increasing $2.4 billion, or 11.2%, compared to the same period in 2014. We acquired $1.6 billion of deposits in connection with the acquisition of WNB. Average interest-bearing deposit accounts totaled 57.9% and 59.0% of average total deposits during the first nine months of 2015 and 2014, respectively.
Loans
Loans were as follows as of the dates indicated:

	September 30, 2015	Percentage of Total	December 31, 2014	Percentage of Total
Commercial and industrial:
Commercial	$5,533,383	48.7%	$5,429,206	49.4%
Leases	343,516	3.0	338,537	3.1
Total commercial and industrial	5,876,899	51.7	5,767,743	52.5
Commercial real estate:
Commercial mortgages	3,222,107	28.4	3,080,202	28.0
Construction	718,991	6.3	629,988	5.7
Land	280,749	2.5	291,907	2.7
Total commercial real estate	4,221,847	37.2	4,002,097	36.4
Consumer real estate:
Home equity loans	339,336	3.0	342,725	3.1
Home equity lines of credit	226,874	2.0	220,128	2.0
Other	305,460	2.7	286,198	2.6
Total consumer real estate	871,670	7.7	849,051	7.7
Total real estate	5,093,517	44.9	4,851,148	44.1
Consumer and other:
Consumer installment	408,928	3.6	385,479	3.5
Other	4,044	—	8,122	0.1
Total consumer and other	412,972	3.6	393,601	3.6
Unearned discounts	(24,438)	(0.2)	(24,957)	(0.2)
Total loans	$11,358,950	100.0%	$10,987,535	100.0%
Loans increased $371.4 million, or 3.4%, compared to December 31, 2014. The majority of our loan portfolio is comprised of commercial and industrial loans and real estate loans. Commercial and industrial loans made up 51.7% and 52.5% of total loans at September 30, 2015 and December 31, 2014, respectively, while real estate loans made up 44.9% and 44.1% of total loans, respectively, at those dates. Real estate loans include both commercial and consumer balances.
Commercial and industrial loans increased $109.2 million, or 1.9%, during the first nine months of 2015. Our commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with our loan policy guidelines. The commercial and industrial loan portfolio also includes commercial leases and purchased shared national credits ("SNC"s) which are discussed in more detail below.

Energy loans, which make up the largest concentration of loans in any single industry, were as follows:

	September 30, 2015	December 31, 2014
Energy loans:
Production	$1,286,729	$1,160,404
Service	272,562	319,618
Private client	65,133	131,031
Manufacturing	72,412	76,687
Transportation	65,967	76,179
Refining	7,381	7,439
Traders	18,324	2,587
Total energy loans	$1,788,508	$1,773,945
Purchased shared national credits are participations purchased from upstream financial organizations and tend to be larger in size than our originated portfolio. Our purchased SNC portfolio totaled $824.3 million at September 30, 2015, increasing $86.1 million, or 11.7%, from $738.2 million at December 31, 2014. At September 30, 2015, 57.1% of outstanding purchased SNCs were related to the energy industry and 11.3% of outstanding purchased SNCs were related to the construction industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the commercial and industrial portfolio, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of our customers. As a matter of policy, we generally only participate in SNCs for companies headquartered in or which have significant operations within our market areas. In addition, we must have direct access to the company’s management and an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.
Real estate loans increased $242.4 million, or 5.0%, during the first nine months of 2015. Real estate loans include both commercial and consumer balances. Commercial real estate loans totaled $4.2 billion at September 30, 2015 and represented 82.9% of total real estate loans. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. Our primary focus for the commercial real estate portfolio has been growth in loans secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan.
The consumer loan portfolio, including all consumer real estate and consumer installment loans, totaled $1.3 billion at September 30, 2015 and $1.2 billion at December 31, 2014. Consumer real estate loans, increased $22.6 million, or 2.7%, from December 31, 2014. Combined, home equity loans and lines of credit made up 65.0% and 66.3% of the consumer real estate loan total at September 30, 2015 and December 31, 2014, respectively. We offer home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans. In general, we do not originate 1-4 family mortgage loans; however, from time to time, we may invest in such loans to meet the needs of our customers. Consumer installment loans, increased $23.4 million, or 6.1%, from December 31, 2014. The consumer installment loan portfolio primarily consists of automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents, and other similar types of credit facilities.

Non-Performing Assets
Non-performing assets and accruing past due loans are presented in the table below. Troubled debt restructurings on non-accrual status are reported as non-accrual loans. Troubled debt restructurings on accrual status are reported separately.

	September 30, 2015	December 31, 2014
Non-accrual loans:
Commercial and industrial:
Energy	$13,209	$636
Other commercial	24,986	34,108
Commercial real estate:
Buildings, land and other	14,714	19,639
Construction	243	2,792
Consumer real estate	2,067	2,212
Consumer and other	233	538
Total non-accrual loans	55,452	59,925
Restructured loans	—	—
Foreclosed assets:
Real estate	2,778	5,251
Other	—	—
Total foreclosed assets	2,778	5,251
Total non-performing assets	$58,230	$65,176

Ratio of non-performing assets to:
Total loans and foreclosed assets	0.51%	0.59%
Total assets	0.21	0.23
Accruing past due loans:
30 to 89 days past due	$65,224	$42,881
90 or more days past due	7,712	20,941
Total accruing past due loans	$72,936	$63,822
Ratio of accruing past due loans to total loans:
30 to 89 days past due	0.57%	0.39%
90 or more days past due	0.07	0.19
Total accruing past due loans	0.64%	0.58%
Non-performing assets include non-accrual loans, troubled debt restructurings and foreclosed assets. Non-performing assets at September 30, 2015 decreased $6.9 million from December 31, 2014. At September 30, 2015, non-accrual commercial and industrial loans included two credit relationships in excess of $5 million totaling $27.6 million. This amount included $12.5 million related to the energy industry. At December 31, 2014, non-accrual commercial and industrial loans included one credit relationship in excess of $5 million totaling $15.5 million. Non-accrual real estate loans primarily consist of land development, 1-4 family residential construction credit relationships and loans secured by office buildings and religious facilities. One credit relationship totaling $5.6 million at December 31, 2014 was included in both non-accrual commercial and industrial loans ($2.7 million) and non-accrual commercial real estate loans ($2.9 million).
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
Foreclosed assets represent property acquired as the result of borrower defaults on loans. Foreclosed assets are recorded at estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for loan losses. Regulatory guidelines require us to reevaluate the fair value of foreclosed assets on at least an annual basis. Our policy is to comply with the regulatory guidelines. Write-downs are provided for subsequent declines in value and are included in other non-interest expense along with other expenses related to maintaining the properties. Write-downs of foreclosed assets totaled $36 thousand and $1.3 million, during the nine months ended September 30, 2015 and 2014, respectively.

There were no significant concentrations of any properties, to which the aforementioned write-downs relate, in any single geographic region.
Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At September 30, 2015 and December 31, 2014, we had $93.7 million and $15.1 million in loans of this type which are not included in any one of the non-accrual, restructured or 90 days past due loan categories. At September 30, 2015, potential problem loans consisted of eight credit relationships. Of the total outstanding balance at September 30, 2015, 40.8% related to two customers in the energy industry, 29.6% related to three customers in manufacturing and 23.3% related to one customer in real estate. Weakness in these organizations’ operating performance, financial condition and borrowing base deficits for certain energy credits, among other factors, have caused us to heighten the attention given to these credits. As such, all of the loans identified as potential problem loans at September 30, 2015 were graded as "substandard - accrual" (risk grade 11). Potential problem loans impact the allocation of our allowance for loan losses as a result of our risk grade based allocation methodology. See Note 4 - Loans in the accompanying consolidated financial statements for details regarding our allowance allocation methodology.
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
The table below provides, as of the dates indicated, an allocation of the allowance for loan losses by loan type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	September 30, 2015	December 31, 2014
Commercial and industrial	$70,803	$59,192
Commercial real estate	25,883	27,163
Consumer real estate	4,804	5,178
Consumer and other	8,883	8,009
Unallocated	—	—
Total	$110,373	$99,542
The reserve allocated to commercial and industrial loans at September 30, 2015 increased $11.6 million compared to December 31, 2014. This increase was primarily related to increases in historical valuation allowances, reserves allocated for excessive industry concentrations, the environmental risk adjustment and reserves allocated for highly leveraged credit relationships and a decrease in the adjustment for recoveries partly offset by decreases in reserves allocated for general macroeconomic risk, credit and collateral exceptions and distressed industries. Historical valuation allowances increased $9.4 million from $32.4 million at December 31, 2014 to $41.8 million at September 30, 2015. The increase in historical valuation allowances was due to an increase in the volume of classified commercial and industrial loans, particularly those graded as “substandard - accrual” (risk grade 11) and an increase in the volume of non-classified commercial and industrial loans, particularly those graded as “special mention” (risk grade 10) and “watch” (risk grade 9). Classified commercial and industrial loans (loans having a risk grade of 11, 12 or 13) totaled $164.1 million at September 30, 2015 compared to $95.0 million at December 31, 2014. Non-classified commercial and industrial loans graded as “special mention” and “watch” (risk grades 9 and 10) totaled $285.8 million at September 30, 2015 compared to $147.2 million at December 31, 2014. Historical valuation allowances were also partly impacted by a change in our allocation methodology related to credit and collateral exceptions, as further discussed below. The impact of the aforementioned volume increases and methodology change was partly offset by decreases in the historical loss allocation factors applied to certain categories of non-classified and classified commercial and industrial loans. The reserve allocated for excessive industry concentrations increased $3.7 million from $2.1 million at December 31, 2014 to $5.8 million at September 30, 2015 primarily due to increased risk concentrations related to energy production and energy service credits. The weighted average risk-grade for energy loans was 6.50 at September 30, 2015. compared to 5.45 at December 31, 2014. The environmental risk adjustment increased $1.2 million from $6.8 million at December 31, 2014 to $7.9 million at September 30, 2015. Although the environmental adjustment factor at September 30, 2015 was the same as the environmental adjustment factor at December 31, 2014, the dollar amount of the environmental risk adjustment increased as a result of the aforementioned increase in the historical valuation allowances to which the environmental adjustment factor is applied. The reserves allocated for highly leveraged credit relationships increased $488 thousand from $4.0 million at December 31, 2014 to $4.4 million at September 30, 2015 primarily due to an increase in the volume of such credit relationships, which were mostly pass-grade, energy and non-energy related commercial and industrial loans with commitments in excess of $10.0 million. The adjustment for recoveries decreased $2.6 million from $6.2 million at December 31, 2014 to $3.6 million at September 30, 2015 primarily due to the lower level of adjusted recoveries, on an annualized basis, experienced in the first nine months of 2015 relative to adjusted annual recoveries for 2014. The reserve allocated for general macroeconomic risk totaled $3.5 million at September 30, 2015 compared to $7.7 million at December 31, 2014. At December 31, 2014, the level of the reserve for general macroeconomic risk reflected the prevailing market conditions, particularly the uncertainty associated with decreasing oil prices. The decrease in the reserve allocated for general macroeconomic risk resulted as the risks associated with decreased oil prices are now reflected in other components of the overall reserves allocated for commercial and industrial loans, primarily the aforementioned increases in historical valuation allowances and allocations for excessive industry concentrations. The reserve allocated to energy loans within our commercial and industrial loan portfolio, excluding the impact of the reserve for general macroeconomic risk, increased $15.1 million from $11.1 million at December 31, 2014 to $26.1 million at September 30, 2015. The reserve allocated to other categories of loans within our commercial and industrial loan portfolio segment, excluding the impact of the reserve for general macroeconomic risk, increased $691 thousand from $40.4 million at December 31, 2014 to $41.1 million at September 30, 2015. As discussed in Note 4 - Loans in the accompanying consolidated financial statements, beginning in the second quarter of 2015, reserves allocated for credit and collateral exceptions are captured within our loan risk grade matrix and are a component of our historical valuation allowances. Accordingly, there were no general valuation allowance allocations for credit and collateral exceptions at September 30, 2015, while such allocations totaled $1.5 million at December 31, 2014. The distressed industries allocation for commercial and industrial loans decreased $781 thousand from $3.1 million at December 31, 2014 to $2.3 million at September 30, 2015. The decrease was primarily related to improvements in the weighted-average risk grades of certain segments of the contractors industry to a level below that of the weighted-average risk grade for all pass-grade loans within the overall loan portfolio segment. As a result, additional distressed industry allocations were no longer necessary for these segments of the contractors industry.
The reserve allocated to commercial real estate loans at September 30, 2015 decreased $1.3 million compared to December 31, 2014. The decrease was primarily related to decreases in reserves allocated for general macroeconomic risk and credit and collateral exceptions partly offset by a decrease in the adjustment for recoveries combined with increases in historical valuation allowances, reserves allocated for distressed industries, large relationship concentrations and the environmental risk adjustment. The reserve allocated for general macroeconomic risk totaled $1.3 million at September 30, 2015 compared to $3.5 million at December 31, 2014. The decrease reflects, in part, positive trends related to commercial real estate loan charge-offs and non-performing commercial real estate loans. We had net commercial real estate loan recoveries totaling $190 thousand during the first nine months of 2015 compared to net charge-offs of $1.6 million during the first nine months of 2014. Non-performing commercial real estate loans totaled $15.0 million at September 30, 2015 compared to $22.4 million at December 31, 2014. Classified commercial real estate loans increased $11.0 million from $65.8 million at December 31, 2014 to $76.8 million at September 30, 2015 primarily due to an increase in loans graded as “substandard - accrual” (risk grade 11). As mentioned above, reserves allocated for credit and collateral exceptions are now captured within our loan risk grade matrix and are a component of our historical valuation allowances. Accordingly, there were no general valuation allowance allocations for credit and collateral exceptions at September 30, 2015, while such allocations totaled $681 thousand at December 31, 2014. The adjustment for recoveries decreased $768 thousand from $1.8 million at December 31, 2014 to $1.0 million at September 30, 2015 primarily due to the lower level of recoveries, on an annualized basis, experienced in the first nine months of 2015 relative to adjusted annual recoveries for 2014. Historical valuation allowances increased $527 thousand from $14.7 million at December 31, 2014 to $15.2 million at September 30, 2015. The increase in historical valuation allowances was due to an increase in the volume of non-classified commercial real estate loans and classified commercial real estate loans particularly those graded as “substandard - accrual” (risk grade 11), as noted above. Non-classified commercial real estate loans graded as “watch” (risk grade 9) and “special mention” (risk grade 10) totaled $130.6 million and $73.2 million, respectively, at September 30, 2015 compared to $80.9 million and $89.2 million, respectively, at December 31, 2014. Historical valuation allowances were also partly impacted by a change in our allocation methodology related to credit and collateral exceptions, as discussed above. The distressed industries allocation related to commercial real estate loans increased $262 thousand while reserves allocated for large credit relationships increased $209 thousand from December 31, 2014 to September 30, 2015 primarily due to increases in the volumes of such credit relationships. The environmental risk adjustment increased $205 thousand from $3.5 million at December 31, 2014 to $3.8 million at September 30, 2015. Although the environmental adjustment factor at September 30, 2015 was the same as the environmental adjustment factor at December 31,

2014, the dollar amount of the environmental risk adjustment increased as a result of the aforementioned increase in the historical valuation allowances to which the environmental adjustment factor is applied.
The reserve allocated to consumer real estate loans at September 30, 2015 decreased $374 thousand compared to December 31, 2014. This decrease was primarily due to a decrease in the reserve for general macroeconomic risk combined with an increase in the adjustment for recoveries partly offset by increases in the allocation for loans not reviewed by concurrence and historical valuation allowances.
The reserve allocated to consumer and other loans at September 30, 2015 increased $874 thousand compared to December 31, 2014. The increase was primarily related to an increase in the historical valuation allowances due to an increase in the historical loss allocation factor applied to consumer and other loans and an increase in the volume of such loans combined with an increase in the environmental risk adjustment. These increases were partly offset by decreases in the reserve allocated for general macroeconomic risk and an increase in the adjustment for recoveries.
Activity in the allowance for loan losses is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance at beginning of period	$106,607	$98,286	$99,542	$92,438
Provision for loan losses	6,810	390	17,845	11,914
Charge-offs:
Commercial and industrial	(4,074)	(3,631)	(8,580)	(9,026)
Commercial real estate	(107)	(393)	(585)	(3,119)
Consumer real estate	(423)	(714)	(524)	(840)
Consumer and other	(3,000)	(2,523)	(8,497)	(7,279)
Total charge-offs	(7,604)	(7,261)	(18,186)	(20,264)
Recoveries:
Commercial and industrial	1,959	4,371	3,933	6,936
Commercial real estate	309	477	775	1,500
Consumer real estate	201	105	355	227
Consumer and other	2,091	1,944	6,109	5,561
Total recoveries	4,560	6,897	11,172	14,224
Net charge-offs	(3,044)	(364)	(7,014)	(6,040)
Balance at end of period	$110,373	$98,312	$110,373	$98,312

Ratio of allowance for loan losses to:
Total loans	0.97%	0.91%	0.97%	0.91%
Non-accrual loans	199.04	172.18	199.04	172.18
Ratio of annualized net charge-offs to average total loans	0.11	0.01	0.08	0.08
The provision for loan losses increased $5.9 million, or 49.8%, during the nine months ended September 30, 2015 compared to the same period in 2014. The level of the provision for loan losses increased during 2015 primarily due to increases in the weighted-average risk grades of our commercial and industrial and commercial real estate loan portfolios, an increase in the level of net charge-offs and increases in the volumes of both non-classified and classified loans. The overall weighted-average risk grade of our commercial and industrial and commercial real estate portfolios was 6.50 at September 30, 2015 compared to 6.29 at December 31, 2014 and 6.30 at September 30, 2014. The increase in the weighted-average risk grade of our commercial and industrial and commercial real estate loan portfolios was primarily driven by the upward migration of risk grades within our energy loan portfolio as detailed above. This upward risk grade migration in our energy loan portfolio resulted in higher historical valuation allowances and increases in the various categories of general valuation allowances that are based upon our loan risk-grade matrix, particularly the reserves allocated for excessive industry concentrations. In consideration of the prevailing market conditions, particularly the uncertainty associated with decreasing oil prices during the latter part of 2014, we had previously anticipated increasing risk grades within our loan portfolio, particularly the energy loans. As a result, we maintained higher reserves for general macroeconomic risk as of December 31, 2014. By the end of the second quarter of 2015, we believed we had identified the significant credit risks within our energy loan portfolio as well as other associated risks impacting the rest of our loan portfolio and captured those risks within our loan risk grade matrix and our allowance allocation methodology, as detailed above. As a result, through our allowance allocation methodology, much of the reserves for general macroeconomic risk maintained at December 31, 2014 migrated to historical valuation allowances and other components of our general valuation allowances during first half of 2015. During the third quarter, continued oil price volatility has resulted in further economic uncertainty as reflected in the recent downward movement of the Texas Leading Index (“TLI”) which totaled 123.7 at August 31, 2015 (most recent date available) decreasing from 126.2 at June 30, 2015 and 129.3 at December 31, 2014. A higher TLI value implies more favorable economic conditions. As a result of this economic uncertainty, during the third quarter of 2015, we recognized a provision for loan losses in excess of the level required to compensate for overall loan growth, higher levels of classified loans and net charge-offs during the period, which increased level of reserves for general macroeconomic risk in order to reflect the prevailing economic conditions within our allowance allocation. The ratio of the allowance for loan losses to total loans was 0.97% at September 30, 2015 compared to 0.91% at December 31, 2014. Management believes the recorded amount of the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing portfolio of loans, as described, in part, herein. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, our estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.
Capital and Liquidity
Capital. Shareholders’ equity totaled $2.9 billion at both September 30, 2015 and December 31, 2014. In addition to net income of $221.1 million, other sources of capital during the nine months ended September 30, 2015 included $11.8 million in proceeds from stock option exercises and related tax benefits of $880 thousand and $7.7 million related to stock-based compensation. Uses of capital during the nine months ended September 30, 2015 included $105.1 million of dividends paid on preferred and common stock, $74.9 million of treasury stock purchases and other comprehensive loss, net of tax, of $7.9 million.
The accumulated other comprehensive income/loss component of shareholders’ equity totaled a net, after-tax, unrealized gain of $133.9 million at September 30, 2015 compared to a net, after-tax, unrealized gain of $141.8 million at December 31, 2014. The decrease was primarily due to a $16.2 million net after-tax decrease in the net unrealized gain on securities transferred to held to maturity partly offset by a $4.9 million net after-tax increase in the net unrealized gain on securities available for sale and a $3.4 million net after-tax decrease in the net actuarial loss of our defined benefit post-retirement benefit plans.
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
We paid quarterly dividends of $0.51, $0.53 and $0.53 per common share during the first, second and third quarters of 2015 and quarterly dividends of $0.50, $0.51 and $0.51 per common share during the first, second and third quarters of 2014. This equates to a common stock dividend payout ratio of 46.0%, 47.3% and 44.9% during the first, second and third quarters of 2015 and 51.5%, 49.7% and 42.8% during the first, second and third quarters of 2014, respectively. Under the terms of the junior subordinated deferrable interest debentures that we issued to Cullen/Frost Capital Trust II and WNB Capital Trust I, we have the right at any time during the term of the debentures to defer the payment of interest at any time or from time to time for an extension period not exceeding 20 consecutive quarterly periods with respect to each extension period. Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our capital stock is subject to certain restrictions during any such extension period.
Under the terms of our Series A Preferred Stock, our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our common stock or any of our securities that rank junior to our Series A Preferred Stock is subject to certain restrictions in the event that we do not declare and pay dividends on our Series A Preferred Stock for the most recent dividend period.
Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On April 30, 2015, our board of directors authorized a $100.0 million stock repurchase program, allowing us to repurchase shares of our common stock over a two-year period from time to time at various prices in the open market or through private transactions. Under the plan, we repurchased 1,095,308 shares at a total cost of $74.9 million during the nine months ended September 30, 2015. See Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds, included elsewhere in this report, for details of stock repurchases during the quarter.

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
Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of September 30, 2015, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.
Since Cullen/Frost is a holding company and does not conduct operations, our primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 8 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At September 30, 2015, Cullen/Frost had liquid assets, including cash and resell agreements, totaling $222.7 million.
Accounting Standards Updates
See Note 18 - Accounting Standards Updates in the accompanying notes to consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on our financial statements.

Consolidated Average Balance Sheets and Interest Income Analysis - Quarter To Date
(Dollars in thousands - taxable-equivalent basis)

	September 30, 2015			September 30, 2014
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$3,016,670	$1,937	0.25%	$4,593,380	$2,960	0.26%
Federal funds sold and resell agreements	27,006	28	0.41	18,071	20	0.44
Securities:
Taxable	5,309,561	27,518	2.11	4,451,410	22,855	2.10
Tax-exempt	6,263,386	86,598	5.58	4,962,137	68,714	5.63
Total securities	11,572,947	114,116	3.99	9,413,547	91,569	3.96
Loans, net of unearned discounts	11,361,932	112,579	3.93	10,611,023	117,611	4.40
Total Earning Assets and Average Rate Earned	25,978,555	228,660	3.53	24,636,021	212,160	3.45
Cash and due from banks	507,632			540,193
Allowance for loan losses	(109,721)			(100,161)
Premises and equipment, net	532,372			382,101
Accrued interest and other assets	1,157,124			1,133,636
Total Assets	$28,065,962			$26,591,790

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$9,424,520			$8,824,830
Correspondent banks	340,120			331,277
Public funds	496,929			375,524
Total non-interest-bearing demand deposits	10,261,569			9,531,631
Interest-bearing deposits:
Private accounts
Savings and interest checking	4,836,763	250	0.02	4,270,419	234	0.02
Money market deposit accounts	7,719,727	1,534	0.08	7,571,075	2,110	0.11
Time accounts	844,462	324	0.15	1,013,725	610	0.24
Public funds	435,601	30	0.03	360,766	37	0.04
Total interest-bearing deposits	13,836,553	2,138	0.06	13,215,985	2,991	0.09
Total deposits	24,098,122			22,747,616
Federal funds purchased and repurchase agreements	645,818	39	0.02	604,436	35	0.05
Junior subordinated deferrable interest debentures	137,115	689	2.01	137,115	659	1.92
Subordinated notes payable and other notes	100,000	241	0.96	100,000	222	0.89
Total Interest-Bearing Funds and Average Rate Paid	14,719,486	3,107	0.08	14,057,536	3,907	0.11
Accrued interest and other liabilities	209,850			208,750
Total Liabilities	25,190,905			23,797,917
Shareholders’ Equity	2,875,057			2,793,873
Total Liabilities and Shareholders’ Equity	$28,065,962			$26,591,790
Net interest income		$225,553			$208,253
Net interest spread			3.45%			3.34%
Net interest income to total average earning assets			3.48%			3.39%
For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis - Year To Date
(Dollars in thousands - taxable-equivalent basis)

	September 30, 2015			September 30, 2014
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$2,995,730	$5,743	0.26%	$4,201,732	$8,045	0.26%
Federal funds sold and resell agreements	21,827	69	0.42	19,554	63	0.43
Securities:
Taxable	5,463,556	85,607	2.13	4,265,720	66,372	2.12
Tax-exempt	6,087,770	251,605	5.59	4,727,020	195,968	5.59
Total securities	11,551,326	337,212	3.96	8,992,740	262,340	3.95
Loans, net of unearned discounts	11,232,527	329,263	3.92	10,093,427	335,566	4.44
Total Earning Assets and Average Rate Earned	25,801,410	672,287	3.50	23,307,453	606,014	3.49
Cash and due from banks	528,177			546,102
Allowance for loan losses	(106,164)			(96,895)
Premises and equipment, net	500,606			346,571
Accrued interest and other assets	1,170,307			1,048,104
Total Assets	$27,894,336			$25,151,335

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$9,240,771			$8,082,259
Correspondent banks	351,932			346,242
Public funds	465,983			383,329
Total non-interest-bearing demand deposits	10,058,686			8,811,830
Interest-bearing deposits:
Private accounts
Savings and interest checking	4,800,135	743	0.02	4,111,678	681	0.02
Money market deposit accounts	7,735,355	5,097	0.09	7,187,004	5,703	0.11
Time accounts	888,299	1,133	0.17	972,361	1,578	0.22
Public funds	418,817	103	0.03	417,089	157	0.05
Total interest-bearing deposits	13,842,606	7,076	0.07	12,688,132	8,119	0.09
Total deposits	23,901,292			21,499,962
Federal funds purchased and repurchase agreements	624,175	113	0.02	546,312	96	0.02
Junior subordinated deferrable interest debentures	137,115	2,016	1.96	129,751	1,821	1.87
Subordinated notes payable and other notes	100,000	696	0.93	100,000	668	0.89
Total Interest-Bearing Funds and Average Rate Paid	14,703,896	9,901	0.09	13,464,195	10,704	0.11
Accrued interest and other liabilities	240,658			209,736
Total Liabilities	25,003,240			22,485,761
Shareholders’ Equity	2,891,096			2,665,574
Total Liabilities and Shareholders’ Equity	$27,894,336			$25,151,335
Net interest income		$662,386			$595,310
Net interest spread			3.41%			3.38%
Net interest income to total average earning assets			3.45%			3.43%

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
For modeling purposes, as of September 30, 2015, the model simulations projected that a 100 basis point ratable increase in interest rates would result in no material variance in net interest income and a 200 basis point ratable increase in interest rates would result in a positive variance in net interest income of 0.6%, relative to the flat-rate case over the next 12 months, while a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 3.5% relative to the flat-rate case over the next 12 months. The September 30, 2015 model simulations were impacted by the assumption, for modeling purposes, that we will begin to pay interest on demand deposits (those not already receiving an earnings credit rate) in the fourth quarter of 2015, as further discussed below. As of September 30, 2014, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 0.1% and 0.5%, respectively, relative to the flat-rate case over the next 12 months, while a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 3.1% relative to the flat-rate case over the next 12 months. The September 30, 2014 model simulations were impacted by the assumption, for modeling purposes, that we would begin to pay interest on demand deposits (those not already receiving an earnings credit rate) in the fourth quarter of 2014. The likelihood of a decrease in interest rates beyond 25 basis points as of September 30, 2015 and 2014 was considered to be remote given prevailing interest rate levels. The model simulations as of September 30, 2015 indicate that our balance sheet is not significantly different with respect to interest rate sensitivity in comparison to our balance sheet as of September 30, 2014.
As mentioned above, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) repealed the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. To date, we have not experienced any significant additional interest costs as a result of the repeal; however, we may begin to incur interest costs associated with certain demand deposits in the future as market conditions warrant. If this were to occur, our balance sheet would likely become more liability sensitive. Because the interest rate that will ultimately be paid on these demand deposits depends upon a variety of factors, some of which are beyond our control, we assumed an aggressive pricing structure for the purposes of the model simulations discussed above with interest payments beginning in the fourth quarter of 2015. Should the actual interest rate paid on demand deposits be less than the rate assumed in the model simulations, or should the interest rate paid for demand deposits become an administered rate with less direct correlation to movements in general market interest rates, our balance sheet could be more asset sensitive than the model simulations might otherwise indicate.
As of September 30, 2015, the effects of a 200 basis point increase and a 25 basis point decrease in interest rates on our derivative holdings would not result in a significant variance in our net interest income.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases we made or were made on our behalf or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended September 30, 2015. Dollar amounts in thousands, except per share amounts.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plan at the End of the Period
July 1, 2015 to July 31, 2015	314,800	$72.25	314,800	$66,662
August 1, 2015 to August 31, 2015	639,937	65.02	639,937	25,053
September 1, 2015 to September 30, 2015	—	—	—	25,053
Total	954,737	$67.40	954,737

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

Cullen/Frost Bankers, Inc.
(Registrant)

Date:	October 28, 2015	By:	/s/ Jerry Salinas
Jerry Salinas
Group Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer, Principal Financial
Officer and Principal Accounting Officer)