Form 10-K
period 2015-12-31
CULLEN/FROST BANKERS, INC.
filed 2016-02-04
CIK 39263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended:    December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐    No  ☒
As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by non-affiliates, based upon the closing price per share of the registrant’s common stock as reported on The New York Stock Exchange, Inc., was approximately $4.7 billion.
As of February 1, 2016, there were 61,982,333 shares of the registrant’s common stock, $.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2016 Annual Meeting of Shareholders of Cullen/Frost Bankers, Inc. to be held on April 28, 2016 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

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
The Corporation
Cullen/Frost Bankers, Inc., a Texas business corporation incorporated in 1977, is a financial holding company and a bank holding company headquartered in San Antonio, Texas that provides, through its subsidiaries, a broad array of products and services throughout numerous Texas markets. The terms “Cullen/Frost,” “the Corporation,” “we,” “us” and “our” mean Cullen/Frost Bankers, Inc. and its subsidiaries, when appropriate. We offer commercial and consumer banking services, as well as trust and investment management, insurance, brokerage, mutual funds, leasing, treasury management, capital markets advisory and item processing services. At December 31, 2015, Cullen/Frost had consolidated total assets of $28.6 billion and was one of the largest independent bank holding companies headquartered in the State of Texas.
Our philosophy is to grow and prosper, building long-term relationships based on top quality service, high ethical standards, and safe, sound assets. We operate as a locally oriented, community-based financial services organization, augmented by experienced, centralized support in select critical areas. Our local market orientation is reflected in our regional management and regional advisory boards, which are comprised of local business persons, professionals and other community representatives that assist our regional management in responding to local banking needs. Despite this local market, community-based focus, we offer many of the products available at much larger money-center financial institutions.
We serve a wide variety of industries including, among others, energy, manufacturing, services, construction, retail, telecommunications, healthcare, military and transportation. Our customer base is similarly diverse. While our loan portfolio has a significant concentration of energy-related loans totaling approximately 15.3% of total loans, we are not dependent upon any single industry or customer.
Our operating objectives include expansion, diversification within our markets, growth of our fee-based income, and growth internally and through acquisitions of financial institutions, branches and financial services businesses. We generally seek merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services. We regularly evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. We did not make any acquisitions during 2015. During 2014, we acquired WNB Bancshares, Inc., a privately-held bank holding company headquartered in Odessa, Texas (“WNB”). See Note 2 - Mergers and Acquisitions in the accompanying notes to consolidated financial statements included elsewhere in this report. During 2013, we acquired a Houston-based insurance agency that specialized in commercial lines insurance products. During 2012, we acquired a Houston-based human resources consulting firm that specialized in compensation, benefits and outsourcing services. During 2011, we acquired an insurance agency in the San Antonio market area. The aforementioned acquisitions did not have a significant impact on our financial statements during their respective reporting periods.
Our ability to engage in certain merger or acquisition transactions, whether or not any regulatory approval is required, will be dependent upon our bank regulators’ views at the time as to the capital levels, quality of management and our overall condition and their assessment of a variety of other factors. Certain merger or acquisition transactions, including those involving the acquisition of a depository institution or the assumption of the deposits of any depository institution, require formal approval from various bank regulatory authorities, which will be subject to a variety of factors and considerations. As part of the approval process in connection with the acquisition of WNB, we agreed with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) that before bringing it any further expansionary proposals, except for proposed branches serving majority minority areas within our existing markets, we would enhance certain compliance programs, including those related to fair lending. We are currently working on these enhancements. See the section captioned “Supervision and Regulation” included elsewhere in this item for further discussion of these matters.
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
Cullen/Frost’s executive offices are located at 100 W. Houston Street, San Antonio, Texas 78205, and its telephone number is (210) 220-4011.
Subsidiaries of Cullen/Frost
Frost Bank
Frost Bank, the principal operating subsidiary and sole banking subsidiary of Cullen/Frost, is a Texas-chartered bank primarily engaged in the business of commercial and consumer banking through approximately 126 financial centers across Texas in the Austin, Corpus Christi, Dallas, Fort Worth, Houston, Permian Basin, Rio Grande Valley and San Antonio regions. Frost Bank also operates over 1,200 automated-teller machines (“ATMs”) throughout the State of Texas, approximately half of which are operated in connection with a branding arrangement to be the exclusive cash-machine provider for CST Brands, Inc. Corner Stores in Texas. Frost Bank was originally chartered as a national banking association in 1899, but its origin can be traced to a mercantile partnership organized in 1868. At December 31, 2015, Frost Bank had consolidated total assets of $28.6 billion and total deposits of $24.4 billion and was one of the largest commercial banks headquartered in the State of Texas.
Significant services offered by Frost Bank include:

•
 Commercial Banking. Frost Bank provides commercial banking services to corporations and other business clients. Loans are made for a wide variety of general corporate purposes, including financing for industrial and commercial properties and to a lesser extent, financing for interim construction related to industrial and commercial properties, financing for equipment, inventories and accounts receivable, and acquisition financing. We also originate commercial leases and offer treasury management services.

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

•
Correspondent Banking. Frost Bank acts as correspondent for approximately 247 financial institutions, which are primarily banks in Texas. These banks maintain deposits with Frost Bank, which offers them a full range of services including check clearing, transfer of funds, fixed income security services, and securities custody and clearance services.

•
Trust Services. Frost Bank provides a wide range of trust, investment, agency and custodial services for individual and corporate clients. These services include the administration of estates and personal trusts, as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations. At December 31, 2015, the estimated fair value of trust assets was $30.7 billion, including managed assets of $13.2 billion and custody assets of $17.5 billion.

•
Capital Markets - Fixed-Income Services. Frost Bank’s Capital Markets Division supports the transaction needs of fixed-income institutional investors. Services include sales and trading, new issue underwriting, money market trading, advisory services and securities safekeeping and clearance.

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
Main Plaza Corporation
Main Plaza Corporation is a wholly-owned subsidiary of Cullen/Frost that occasionally makes loans to qualified borrowers. Loans are funded with current cash or borrowings against internal credit lines. Main Plaza also holds severed mineral interests on certain oil producing properties. We receive royalties on these interests based upon production.
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
Trust II and WNB Trust are variable interest entities for which we are not the primary beneficiary. As such, the accounts of Trust II and WNB Trust are not included in our consolidated financial statements. See our accounting policy related to consolidation in Note 1 - Summary of Significant Accounting Policies in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which is located elsewhere in this report.
Although the accounts of Trust II and WNB Trust are not included in our consolidated financial statements, the $120.0 million in trust preferred securities issued by Trust II and the $13.0 million in trust preferred securities issued by WNB Trust were included in the regulatory capital of Cullen/Frost during the reported periods. See the section captioned “Supervision and Regulation - Capital Requirements” for a discussion of the regulatory capital treatment of our trust preferred securities.
Other Subsidiaries
Cullen/Frost has various other subsidiaries that are not significant to the consolidated entity.

Operating Segments
Our operations are managed along two reportable operating segments consisting of Banking and Frost Wealth Advisors. See the sections captioned “Results of Segment Operations” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 19 - Operating Segments in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which are located elsewhere in this report.
Competition
There is significant competition among commercial banks in our market areas. In addition, we also compete with other providers of financial services, such as savings and loan associations, credit unions, consumer finance companies, securities firms, insurance companies, insurance agencies, commercial finance and leasing companies, full service brokerage firms and discount brokerage firms. Some of our competitors have greater resources and, as such, may have higher lending limits and may offer other services that are not provided by us. We generally compete on the basis of customer service and responsiveness to customer needs, available loan and deposit products, the rates of interest charged on loans, the rates of interest paid for funds, and the availability and pricing of trust, brokerage and insurance services.
Supervision and Regulation
Cullen/Frost, Frost Bank and most of its non-banking subsidiaries are subject to extensive regulation under federal and state laws. The regulatory framework is intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole and not for the protection of shareholders and creditors.
Significant elements of the laws and regulations applicable to Cullen/Frost and its subsidiaries are described below. The description is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described. Also, such statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to Cullen/Frost and its subsidiaries could have a material effect on our business, financial condition or our results of operations.
Regulatory Agencies
Cullen/Frost is a legal entity separate and distinct from Frost Bank and its other subsidiaries. As a financial holding company and a bank holding company, Cullen/Frost is regulated under the Bank Holding Company Act of 1956, as amended (“BHC Act”), and it and its subsidiaries are subject to inspection, examination and supervision by the Federal Reserve Board. The BHC Act provides generally for “umbrella” regulation of financial holding companies such as Cullen/Frost by the Federal Reserve Board, and for functional regulation of banking activities by bank regulators, securities activities by securities regulators, and insurance activities by insurance regulators. Cullen/Frost is also under the jurisdiction of the Securities and Exchange Commission (“SEC”) and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. Cullen/Frost’s common stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol “CFR,” and is subject to the rules of the NYSE for listed companies.
Prior to June 2012, Frost Bank was organized as a national banking association under the National Bank Act and was subject to regulation and examination by the Office of the Comptroller of the Currency (“OCC”). In June 2012, Frost Bank became a Texas state chartered bank and a member of the Federal Reserve System. Accordingly, the Texas Department of Banking and the Federal Reserve Board are now the primary regulators of Frost Bank, and Frost Bank is no longer regulated by the OCC. Deposits at Frost Bank continue to be insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits.
All member banks of the Federal Reserve System, including Frost Bank, are required to hold stock in the Federal Reserve System's Reserve Banks in an amount equal to six percent of their capital stock and surplus (half paid to acquire the stock with the remainder held as a cash reserve). Member banks do not have any control over the Federal Reserve System as a result of owning the stock and the stock cannot be sold or traded. Prior to the enactment of the Fixing America's Surface Transportation Act (“FAST Act”) in December 2015, member banks received a fixed, six percent dividend annually on their stock. Under the FAST Act, the annual dividend rate for member banks with total assets in excess of $10 billion, including Frost Bank, changed from a fixed, six percent dividend rate to a floating dividend rate tied to 10-year U.S. Treasuries with the maximum dividend rate capped at six percent. The total amount of stock dividends that Frost Bank received from the Federal Reserve in 2015 totaled $2.1 million. While we expect the annual dividend rate applicable to Frost Bank to decrease as a result of the FAST Act, the ultimate impact of the decrease on Cullen/Frost and Frost Bank cannot be determined at this time.
Most of our non-bank subsidiaries also are subject to regulation by the Federal Reserve Board and other federal and state agencies. Frost Brokerage Services, Inc. is regulated by the SEC, the Financial Industry Regulatory Authority (“FINRA”) and state securities regulators. Frost Investment Advisors, LLC is subject to the disclosure and regulatory requirements of the Investment Advisors Act of 1940, as administered by the SEC. Our insurance subsidiary is subject to regulation by applicable state insurance regulatory agencies. Other non-bank subsidiaries are subject to both federal and state laws and regulations. Frost Bank and its affiliates are also subject to supervision, regulation, examination and enforcement by the Consumer Financial Protection Bureau (“CFPB”) with respect to consumer protection laws and regulations.
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
The BHC Act, the Bank Merger Act, the Texas Banking Code and other federal and state statutes regulate acquisitions of commercial banks and their parent holding companies. The BHC Act requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition by a bank holding company of more than 5.0% of the voting shares of a commercial bank or its parent holding company. Under the Bank Merger Act, the prior approval of the Federal Reserve Board or other appropriate bank regulatory authority is required for a member bank to merge with another bank or purchase substantially all of the assets or assume any deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the Community Reinvestment Act (see the section captioned “Community Reinvestment Act” included elsewhere in this item) and its compliance with fair housing and other consumer protection laws and the effectiveness of the subject organizations in combating money laundering activities. As part of the approval process in connection with the acquisition of WNB, we agreed with the Federal Reserve Board that before bringing them any further expansionary proposals, except for proposed branches serving majority minority areas within our existing markets, we would enhance certain compliance programs, including those related to fair lending. We are currently working on these enhancements.
Dividends
The principal source of Cullen/Frost’s liquidity is dividends from Frost Bank. The prior approval of the Federal Reserve Board is required if the total of all dividends declared by a state-chartered member bank in any calendar year would exceed the sum of the bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus or to fund the retirement of preferred stock. Federal law also prohibits a state-chartered, member bank from paying dividends that would be greater than the bank’s undivided profits. Frost Bank is also subject to limitations under Texas state law regarding the level of dividends that may be paid. Under the foregoing dividend restrictions, and while maintaining its “well capitalized” status, Frost Bank could pay aggregate dividends of approximately $419.7 million to Cullen/Frost, without obtaining affirmative governmental approvals, at December 31, 2015. This amount is not necessarily indicative of amounts that may be paid or available to be paid in future periods.
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
In October 2012, as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or “Dodd-Frank”), the Federal Reserve Board published final rules regarding company-run stress testing. The rules require institutions, such as Cullen/Frost and Frost Bank, with average total consolidated assets greater than $10 billion to conduct an annual company-run stress test of capital, consolidated earnings and losses under one base and at least two stress scenarios provided by the federal bank regulators. Implementation of the rules for covered institutions with total consolidated assets between $10 billion and $50 billion began in 2013. Beginning with the 2016 stress test, the company-run stress tests are conducted using data as of December 31st of the preceding calendar year and scenarios released by the agencies. Stress test results must be reported to the agencies by July 31st with public disclosure of summary stress test results under the severely adverse scenario between October 15th and October 31st. Our capital ratios reflected in the stress test calculations are an important factor considered by the Federal Reserve Board in evaluating the capital adequacy of Cullen/Frost and Frost Bank and whether the appropriateness of any proposed payments of dividends or stock repurchases may be an unsafe or unsound practice.
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
Capital Requirements
Cullen/Frost and Frost Bank are each required to comply with applicable capital adequacy standards established by the Federal Reserve Board. The current risk-based capital standards applicable to Cullen/Frost and Frost Bank, parts of which are currently in the process of being phased-in, are based on the December 2010 final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision (the “Basel Committee”).
Prior to January 1, 2015, the risk-based capital standards applicable to Cullen/Frost and Frost Bank (the “general risk-based capital rules”) were based on the 1988 Capital Accord, known as Basel I, of the Basel Committee. In July 2013, the federal bank regulators approved final rules (the “Basel III Capital Rules”) implementing the Basel III framework as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revised the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including Cullen/Frost and Frost Bank, as compared to the general risk-based capital rules. The Basel III Capital Rules became effective for Cullen/Frost and Frost Bank on January 1, 2015 (subject to a phase-in period for certain provisions).
The Basel III Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expand the scope of the deductions/adjustments to capital as compared to existing regulations.
Under the Basel III Capital Rules, the minimum capital ratios effective as of January 1, 2015 are:

•	4.5% CET1 to risk-weighted assets;

•	6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;

•	8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

•	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).
The Basel III Capital Rules also introduced a new “capital conservation buffer”, composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019. The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is only applicable to certain covered institutions and does not have any current applicability to Cullen/Frost or Frost Bank. The capital conservation buffer is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios. Banking institutions with a ratio of CET1 to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer and, if applicable, the countercyclical capital buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

When fully phased in on January 1, 2019, the Basel III Capital Rules will require Cullen/Frost and Frost Bank to maintain an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, (iii) a minimum ratio of Total capital to risk-weighted assets of at least 10.5%; and (iv) a minimum leverage ratio of 4%.
The Basel III Capital Rules also provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that certain deferred tax assets and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter).
In addition, under the general risk-based capital rules, the effects of accumulated other comprehensive income items included in capital were excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive income items are not excluded; however, non-advanced approaches banking organizations, including Cullen/Frost and Frost Bank, are able to make a one-time permanent election to continue to exclude these items. Both Cullen/Frost and Frost Bank have made this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of their available-for-sale securities portfolio. Under the Basel III Capital Rules, trust preferred securities no longer included in our Tier 1 capital may nonetheless be included as a component of Tier 2 capital on a permanent basis without phase-out.
The Basel III Capital Rules prescribe a standardized approach for risk weightings that expanded the risk-weighting categories from the general risk-based capital rules to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories.
With respect to Frost Bank, the Basel III Capital Rules also revise the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, as discussed below under “Prompt Corrective Action.”
Management believes that, as of December 31, 2015, Cullen/Frost and Frost Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements had been in effect.
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

Prompt Corrective Action
The Federal Deposit Insurance Act, as amended (“FDIA”), requires among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA includes the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures, which reflect changes under the Basel III Capital Rules that became effective on January 1, 2015, are the total capital ratio, the CET1 capital ratio, the Tier 1 capital ratio and the leverage ratio.
A bank will be (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a CET1 capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a CET1 capital ratio of 4.5% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a CET1 capital ratio less than 4.5%, a Tier 1 risk-based capital ratio of less than 6.0% or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a CET1 capital ratio less than 3.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.
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
Cullen/Frost believes that, as of December 31, 2015, its bank subsidiary, Frost Bank, was “well capitalized” based on the aforementioned ratios. For further information regarding the capital ratios and leverage ratio of Cullen/Frost and Frost Bank see the discussion under the section captioned “Capital and Liquidity” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 10 - Capital and Regulatory Matters

in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, elsewhere in this report.
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
In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. In October 2015, the FDIC proposed to impose a surcharge on the quarterly assessments of insured depository institutions with total consolidated assets of $10 billion or more. This would result in increased costs for Frost Bank. Because of the uncertainty as to the outcome of the FDIC's proposals, we cannot provide any assurance as to the ultimate impact of any surcharges on the amount of deposit insurance expense reported in future periods.
FDIC deposit insurance expense totaled $14.5 million, $13.2 million and $11.7 million in 2015, 2014 and 2013, respectively. FDIC deposit insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.
Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Enhanced Prudential Standards
The Dodd-Frank Act directed the Federal Reserve Board to monitor emerging risks to financial stability and enact enhanced supervision and prudential standards applicable to bank holding companies with total consolidated assets of $50 billion or more and non-bank covered companies designated as systemically important by the Financial Stability Oversight Council (often referred to as systemically important financial institutions). The Dodd-Frank Act mandates that certain regulatory requirements applicable to systemically important financial institutions be more stringent than those applicable to other financial institutions.
In February 2014, the Federal Reserve adopted rules to implement certain of these enhanced prudential standards. Beginning in 2015, the rules require publicly traded bank holding companies with $10 billion or more in total consolidated assets to establish risk committees and require bank holding companies with $50 billion or more in total consolidated assets to comply with enhanced liquidity and overall risk management standards. Cullen/Frost has established a risk committee and is in compliance with this requirement.
We are monitoring developments with respect to the enhanced prudential standards because of their application to us if our total consolidated assets reach $50 billion or more.
The Volcker Rule
The so-called Volcker Rule under the Dodd-Frank Act prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring hedge funds and private equity funds. The Volcker Rule, which became effective in July 2015, does not significantly impact the operations of Cullen/Frost and its subsidiaries, as we do not have any significant engagement in the businesses prohibited by the Volcker Rule.
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
Interchange fees, or “swipe” fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Federal Reserve Board rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. An upward adjustment of no more than 1 cent to an issuer's debit card interchange fee is allowed if the card issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards. The Federal Reserve Board also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product.
Consumer Financial Protection
We are subject to a number of federal and state consumer protection laws that extensively govern our relationship with our customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act and these laws’ respective state-law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, restrict our ability to raise interest rates and subject us to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which we operate and civil money penalties. Failure to comply with consumer protection requirements may also result in our failure to obtain any required bank regulatory approval for merger or acquisition transactions we may wish to pursue or our prohibition from engaging in such transactions even if approval is not required.
The Consumer Financial Protection Bureau (“CFPB”) is a federal agency responsible for implementing, examining and enforcing compliance with federal consumer protection laws. The CFPB focuses on:

•	Risks to consumers and compliance with the federal consumer financial laws, when it evaluates the policies and practices of a financial institution.

•	The markets in which firms operate and risks to consumers posed by activities in those markets.

•	Depository institutions that offer a wide variety of consumer financial products and services.

•	Depository institutions with a more specialized focus.

•	Non-depository companies that offer one or more consumer financial products or services.
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
Community Reinvestment Act
The Community Reinvestment Act of 1977 (“CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire any company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Furthermore, banking regulators take into account CRA ratings when considering a request for an approval of a proposed transaction. Frost Bank received a rating of “satisfactory” in its most recent CRA examination in 2013.
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
Office of Foreign Assets Control Regulation
The U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. We are responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.
Incentive Compensation
The Federal Reserve Board reviews, as part of its regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as Cullen/Frost, that are not “large, complex banking organizations.” These reviews are tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of this supervisory initiative will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.
In June 2010, the Federal Reserve Board, OCC and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.
In April 2011, the Federal Reserve Board, other federal banking agencies and the SEC jointly published proposed rulemaking designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at a covered institution, which includes a bank or bank holding company with $1 billion or more of assets, such as Cullen/Frost and Frost Bank. The proposed rule (i) prohibits incentive-based compensation arrangements that encourage executive officers, employees, directors or principal shareholders to expose the institution to inappropriate risks by providing excessive compensation (based on the standards for excessive compensation adopted pursuant to the FDIA) and (ii) prohibits incentive-based compensation arrangements for executive officers, employees, directors or principal shareholders that could lead to a material financial loss for the institution. The proposed rule requires covered institutions to establish policies and procedures for monitoring and evaluating their compensation practices. The comment period ended in May 2011. Although final rules have not been adopted as of February 2016, officials from the Federal Reserve have recently indicated that the U.S. banking regulators are in the process of preparing for public comment a new rule on incentive compensation. If these or other regulations are adopted in a form similar to that initially proposed, they will impose limitations on the manner in which we may structure compensation for our executives.
The scope and content of the U.S. banking regulators’ policies on incentive compensation are continuing to develop. It cannot be determined at this time whether or when a final rule will be adopted and whether compliance with such a final rule will adversely affect the ability of Cullen/Frost and its subsidiaries to hire, retain and motivate their key employees.
Cybersecurity
In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties.
In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of our defensive measures, the threat from cyber attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date, we have not experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, our systems and those of our customers and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers. See Item 1A. Risk Factors for a further discussion of risks related to cybersecurity.
Future Legislation and Regulation
Congress may enact legislation from time to time that affects the regulation of the financial services industry, and state legislatures may enact legislation from time to time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted, although enactment of the proposed legislation could impact the regulatory structure under which we operate and may significantly increase costs, impede the efficiency of internal business processes, require an increase in regulatory capital, require modifications to our business strategy, and limit our ability to pursue business opportunities in an efficient manner. A change in statutes, regulations or regulatory policies applicable to Cullen/Frost or any of its subsidiaries could have a material, adverse effect on our business, financial condition and results of operations.
Employees
At December 31, 2015, we employed 4,211 full-time equivalent employees. None of our employees are represented by collective bargaining agreements. We believe our employee relations to be good.

Executive Officers of the Registrant
The names, ages as of December 31, 2015, recent business experience and positions or offices held by each of the executive officers of Cullen/Frost are as follows:

Name and Position Held	Age	Recent Business Experience

Richard W. Evans, Jr. Chairman of the Board, Chief Executive Officer and Director of Cullen/Frost	69	Officer of Frost Bank since 1973. Chairman of the Board and Chief Executive Officer of Cullen/Frost from October 1997 to present.
Patrick B. Frost President of Frost Bank and Director	55	Officer of Frost Bank since 1985. President of Frost Bank from August 1993 to present. Director of Cullen/Frost from May 1997 to present.
Phillip D. Green President of Cullen/Frost	61
Officer of Frost Bank since July 1980. Group Executive Vice President, Chief Financial Officer of Cullen/Frost from October 1995 to January 2015. President of Cullen/Frost from January 2015 to present.

Jerry Salinas Group Executive Vice President, Chief Financial Officer of Cullen/Frost	57
Officer of Frost Bank since January 1986. Senior Executive Vice President, Treasurer of Cullen/Frost from 1997 to January 2015. Group Executive Vice President, Chief Financial Officer of Cullen/Frost from January 2015 to present.

Annette Alonzo Group Executive Vice President, Human Resources of Frost Bank	47
Officer of Frost Bank since 1993. Executive Vice President, Human Resources of Frost Bank from July 2006 to January 2015. Senior Executive Vice President, Human Resources of Frost Bank from January 2015 to July 2015. Group Executive Vice President, Human Resources of Frost Bank from July 2015 to present.

Robert A. Berman Group Executive Vice President, Research and Strategy of Frost Bank	53	Officer of Frost Bank since January 1989. Group Executive Vice President, Research and Strategy of Frost Bank from May 2001 to present.
Paul H. Bracher Group Executive Vice President, Chief Banking Officer of Frost Bank	59
Officer of Frost Bank since January 1982. President, State Regions of Frost Bank from February 2001 to January 2015. Group Executive Vice President, Chief Banking Officer of Frost Bank from January 2015 to present.

Richard Kardys Group Executive Vice President, Executive Trust Officer of Frost Bank	69	Officer of Frost Bank since January 1977. Group Executive Vice President, Executive Trust Officer of Frost Bank from May 2001 to present.
Gary McKnight Group Executive Vice President, Technology and Operations of Frost Bank	62
Officer of Frost Bank since 1981. Senior Executive Vice President, Technology and Operations of Frost Bank from January 2005 to July 2015. Group Executive Vice President, Technology and Operations of Frost Bank from July 2015 to present.

Paul J. Olivier Group Executive Vice President, Chief Consumer Banking Officer of Frost Bank	63	Officer of Frost Bank since August 1976. Group Executive Vice President, Chief Consumer Banking Officer of Frost Bank from May 2001 to present.
William L. Perotti Group Executive Vice President, Chief Risk Officer of Frost Bank	58
Officer of Frost Bank since December 1982. Group Executive Vice President, Chief Credit Officer of Frost Bank from May 2001 to January 2015. Group Executive Vice President, Chief Risk Officer of Frost Bank from April 2005 to present.

Emily A. Skillman Group Executive Vice President, Chief Human Resources Officer of Frost Bank	71	Officer of Frost Bank since January 1998. Group Executive Vice President, Chief Human Resources Officer of Frost Bank from October 2003 to present.
Candace Wolfshohl Group Executive Vice President, Culture and People Development of Frost Bank	55
Officer of Frost Bank since 1989. Executive Vice President, Staff Development of Frost Bank from January 2008 to January 2015. Senior Executive Vice President, Staff Development of Frost Bank from January 2015 to July 2015. Group Executive Vice President, Culture and People Development of Frost Bank from July 2015 to present.

There are no arrangements or understandings between any executive officer of Cullen/Frost and any other person pursuant to which such executive officer was or is to be selected as an officer.

Available Information
Under the Securities Exchange Act of 1934, we are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may read and copy any document we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room. The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We file electronically with the SEC.
We make available, free of charge through our website, our reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Additionally, we have adopted and posted on our website a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. Our website also includes our corporate governance guidelines and the charters for our audit committee, our compensation and benefits committee, our risk committee, and our corporate governance and nominating committee. The address for our website is http://www.frostbank.com. We will provide a printed copy of any of the aforementioned documents to any requesting shareholder.
ITEM 1A. RISK FACTORS
An investment in our common stock is subject to risks inherent to our business. The material risks and uncertainties that management believes affect us are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This report is qualified in its entirety by these risk factors.
If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the market price of our common stock could decline significantly, and you could lose all or part of your investment.
Risks Related To Our Business
Our Business May Be Adversely Affected By Conditions In The Financial Markets and Economic Conditions Generally
In recent years, economic growth and business activity across a wide range of industries and regions in the U.S. has been slow and uneven. Furthermore, there are continuing concerns related to the level of U.S. government debt and fiscal actions that may be taken to address that debt. There can be no assurance that economic conditions will continue to improve, and these conditions could worsen. In addition, oil price volatility, the level of U.S. debt and global economic conditions have had a destabilizing effect on financial markets.
Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the markets where we operate, in the State of Texas and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters; or a combination of these or other factors.
Overall, during recent years, the business environment has been adverse for many households and businesses in the United States and worldwide. While economic conditions in the State of Texas, the United States and worldwide have shown signs of improvement, there can be no assurance that this improvement will continue. Economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and savings habits. Such conditions, combined with continued oil price volatility, could have a material adverse effect on the credit quality of our loans and our business, financial condition and results of operations.

We Are Subject To Lending Risk
There are inherent risks associated with our lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where we operate as well as those across the State of Texas and the United States. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. We are also subject to various laws and regulations that affect our lending activities. Failure to comply with applicable laws and regulations could subject us to regulatory enforcement action that could result in the assessment of significant civil money penalties against us.
As of December 31, 2015, approximately 88.6% of our loan portfolio consisted of commercial and industrial, energy, construction and commercial real estate mortgage loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because our loan portfolio contains a significant number of commercial and industrial, energy, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our business, financial condition and results of operations.
See the section captioned “Loans” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to commercial and industrial, energy, construction and commercial real estate loans.
We Are Subject To Interest Rate Risk
Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Open Market Committee. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, and (iii) the average duration of our mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our business, financial condition and results of operations.
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section captioned “Net Interest Income” and Item 7A. Quantitative and Qualitative Disclosures About Market Risk located elsewhere in this report for further discussion related to interest rate sensitivity and our management of interest rate risk.
Our Allowance For Loan Losses May Be Insufficient
We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of inherent losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. Furthermore, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our business, financial condition and results of operations.
See the section captioned “Allowance for Loan Losses” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to our process for determining the appropriate level of the allowance for loan losses.
Our Profitability Depends Significantly On Economic Conditions In The State Of Texas
Our success depends primarily on the general economic conditions of the State of Texas and the specific local markets in which we operate. Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers across Texas through financial centers in the Austin, Corpus Christi, Dallas, Fort Worth, Houston, Permian Basin, Rio Grande Valley and San Antonio regions. The local economic conditions in these areas have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. Moreover, approximately 97.8% of the securities in our municipal bond portfolio were issued by political subdivisions or agencies within the State of Texas. A significant decline in general economic conditions in Texas, whether caused by recession, inflation, unemployment, changes in oil prices, changes in securities markets, acts of terrorism, outbreak of hostilities or other international or domestic occurrences or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our business, financial condition and results of operations.
We May Be Adversely Affected By Declining Crude Oil Prices
The decisions by certain members of the Organization of Petroleum Exporting Countries (“OPEC”) to maintain higher crude oil production levels have led to increased global oil supplies which has resulted in significant declines in market oil prices. Decreased market oil prices have compressed margins for many U.S. and Texas-based oil producers, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others. As of December 31, 2015, energy loans comprised approximately 15.3% of our loan portfolio. Furthermore, energy production and related industries represent a large part of the economies in some of our primary markets. The price per barrel of crude oil was approximately $53 at December 31, 2014 decreasing to approximately $37 at December 31, 2015 and further declining to approximately $30 as of January 21, 2016. If oil prices remain at these low levels for an extended period, we could experience weaker energy loan demand and increased losses within our energy portfolio. Furthermore, a prolonged period of low oil prices could also have a negative impact on the U.S. economy and, in particular, the economies of energy-dominant states such as Texas. Accordingly, a prolonged period of low oil prices could have a material adverse effect on our business, financial condition and results of operations.
We May Be Adversely Affected By The Soundness Of Other Financial Institutions
Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to us. Any such losses could have a material adverse effect on our business, financial condition and results of operations.
We Operate In A Highly Competitive Industry and Market Area
We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within the various markets where we operate. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Also, technology and other changes have lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks. For example, consumers can maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. Further, many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.
Our ability to compete successfully depends on a number of factors, including, among other things:

•	The ability to develop, maintain and build long-term customer relationships based on top quality service, high ethical standards and safe, sound assets.

•	The ability to expand our market position.

•	The scope, relevance and pricing of products and services offered to meet customer needs and demands.

•	The rate at which we introduce new products and services relative to our competitors.

•	Customer satisfaction with our level of service.

•	Industry and general economic trends.
Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.
We Are Subject To Extensive Government Regulation and Supervision and Possible Enforcement and Other Legal Actions
We, primarily through Cullen/Frost, Frost Bank and certain non-bank subsidiaries, are subject to extensive federal and state regulation and supervision, which vests a significant amount of discretion in the various regulatory authorities. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. These regulations and supervisory guidance affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes. Other changes to statutes, regulations or regulatory policies or supervisory guidance, including changes in interpretation or implementation of statutes, regulations, policies or supervisory guidance, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, policies or supervisory guidance could result in enforcement and other legal actions by Federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, the revocation of a banking charter, other sanctions by regulatory agencies, civil money penalties and/or reputational damage. In this regard, government authorities, including the bank regulatory agencies, are pursuing aggressive enforcement actions with respect to compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived compliance failures. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
See the sections captioned “Supervision and Regulation” included in Item 1. Business and Note 10 - Capital and Regulatory Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which are located elsewhere in this report.
Our Accounting Estimates and Risk Management Processes Rely On Analytical and Forecasting Models
The processes we use to estimate our inherent loan losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depends upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models we use for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models we use for determining our probable loan losses are inadequate, the allowance for loan losses may not be sufficient to support future charge-offs. If the models we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.
The Repeal Of Federal Prohibitions On Payment Of Interest On Demand Deposits Could Increase Our Interest Expense
All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act beginning on July 21, 2011. As a result, some financial institutions have commenced offering interest on demand deposits to compete for customers. We do not yet know what interest rates other institutions may offer as market interest rates begin to increase. Our interest expense will increase and our net interest margin will decrease if we begin offering interest on demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on our business, financial condition and results of operations.
We May Need To Raise Additional Capital In The Future, and Such Capital May Not Be Available When Needed Or At All
We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, particularly if our asset quality or earnings were to deteriorate significantly. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial condition. Economic conditions and the loss of confidence in financial institutions may increase our cost of funding and limit access to certain customary sources of capital, including inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve.
We cannot assure that such capital will be available on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of Frost Bank or counterparties participating in the capital markets, or a downgrade of Cullen/Frost’s or Frost Bank’s debt ratings, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Moreover, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on our business, financial condition and results of operations.
The Value Of Our Goodwill and Other Intangible Assets May Decline In The Future
As of December 31, 2015, we had $663.5 million of goodwill and other intangible assets. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of Cullen/Frost’s common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets. If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our business, financial condition and results of operations.
Our Controls and Procedures May Fail or Be Circumvented
Our internal controls, disclosure controls and procedures, and corporate governance policies and procedures are based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, financial condition and results of operations.
New Lines Of Business Or New Products and Services May Subject Us To Additional Risks
From time to time, we may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, financial condition and results of operations.
Cullen/Frost Relies On Dividends From Its Subsidiaries For Most Of Its Revenue
Cullen/Frost is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on Cullen/Frost’s common stock and interest and principal on Cullen/Frost’s debt. Various federal and state laws and regulations limit the amount of dividends that Frost Bank and certain non-bank subsidiaries may pay to Cullen/Frost. Also, Cullen/Frost’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event Frost Bank is unable to pay dividends to Cullen/Frost, Cullen/Frost may not be able to service debt, pay obligations or pay dividends on our common stock. The inability to receive dividends from Frost Bank could have a material adverse effect on our business, financial condition and results of operations.
See the section captioned “Supervision and Regulation” in Item 1. Business and Note 10 - Capital and Regulatory Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which are located elsewhere in this report.
Potential Acquisitions May Disrupt Our Business and Dilute Stockholder Value
We generally seek merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

•	Potential exposure to unknown or contingent liabilities of the target company.

•	Exposure to potential asset quality issues of the target company.

•	Potential disruption to our business.

•	Potential diversion of our management’s time and attention.

•	The possible loss of key employees and customers of the target company.

•	Difficulty in estimating the value of the target company.

•	Potential changes in banking or tax laws or regulations that may affect the target company.
Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on our business, financial condition and results of operations.
As part of the approval process in connection with the acquisition of WNB, we agreed with the Federal Reserve Board that before bringing it any further expansionary proposals, except for proposed branches serving majority minority areas within our existing markets, we would enhance certain compliance programs, including those related to fair lending. We are currently working on these enhancements.
We Are Subject To Liquidity Risk
We require liquidity to meet our deposit and debt obligations as they come due. Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could reduce our access to liquidity sources include a downturn in the Texas economy, difficult credit markets or adverse regulatory actions against us. Our access to deposits may also be affected by the liquidity needs of our depositors. In particular, a substantial majority of our liabilities are demand, savings, interest checking and money market deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial portion of our assets are loans, which cannot be called or sold in the same time frame. We may not be able to replace maturing deposits and advances as necessary in the future, especially if a large number of our depositors sought to withdraw their accounts, regardless of the reason. A failure to maintain adequate liquidity could have a material adverse effect on our business, financial condition and results of operations.
We May Not Be Able To Attract and Retain Skilled People
Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities engaged in by us can be intense and we may not be able to hire people or to retain them. We do not currently have employment agreements or non-competition agreements with any of our senior officers. The unexpected loss of services of key personnel could have a material adverse impact on our business, financial condition and results of operations because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.
Our Information Systems May Experience Failure, Interruption Or Breach In Security
In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. Any failure, interruption or breach in security of these systems could result in significant disruption to our operations. Information security breaches and cybersecurity-related incidents may include, but are not limited to, attempts to access information, including customer and company information, malicious code, computer viruses and denial of service attacks that could result in unauthorized access, misuse, loss or destruction of data (including confidential customer information), account takeovers, unavailability of service or other events. These types of threats may derive from human error, fraud or malice on the part of external or internal parties, or may result from accidental technological failure. Further, to access our products and services our customers may use computers and mobile devices that are beyond our security control systems. Our technologies, systems, networks and software, and those of other financial institutions have been, and are likely to continue to be, the target of cybersecurity threats and attacks, which may range from uncoordinated individual attempts to sophisticated and targeted measures directed at us. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased.
Our business requires the collection and retention of large volumes of customer data, including personally identifiable information in various information systems that we maintain and in those maintained by third parties with whom we contract to provide data services. We also maintain important internal company data such as personally identifiable information about our employees and information relating to our operations. The integrity and protection of that customer and company data is important to us. Our collection of such customer and company data is subject to extensive regulation and oversight.
Our customers and employees have been, and will continue to be, targeted by parties using fraudulent e-mails and other communications in attempts to misappropriate passwords, bank account information or other personal information or to introduce viruses or other malware through "Trojan horse" programs to our information systems and/or our customers' computers. Though we endeavor to mitigate these threats through product improvements, use of encryption and authentication technology and customer and employee education, such cyber attacks against us or our merchants and our third party service providers remain a serious issue. The pervasiveness of cybersecurity incidents in general and the risks of cyber crime are complex and continue to evolve. More generally, publicized information concerning security and cyber-related problems could inhibit the use or growth of electronic or web-based applications or solutions as a means of conducting commercial transactions.
Although we make significant efforts to maintain the security and integrity of our information systems and have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because attempted security breaches, particularly cyber attacks and intrusions, or disruptions will occur in the future, and because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is virtually impossible for us to entirely mitigate this risk. While we maintain specific “cyber” insurance coverage, which would apply in the event of various breach scenarios, the amount of coverage may not be adequate in any particular case. Furthermore, because cyber threat scenarios are inherently difficult to predict and can take many forms, some breaches may not be covered under our cyber insurance coverage. A security breach or other significant disruption of our information systems or those related to our customers, merchants and our third party vendors, including as a result of cyber attacks, could (i) disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our customers; (ii) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of confidential, sensitive or otherwise valuable information of ours or our customers; (iii) result in a violation of applicable privacy, data breach and other laws, subjecting us to additional regulatory scrutiny and expose the us to civil litigation, governmental fines and possible financial liability; (iv) require significant management attention and resources to remedy the damages that result; or (v) harm our reputation or cause a decrease in the number of customers that choose to do business with us. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
We Continually Encounter Technological Change
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on our business, financial condition and results of operations.
We Are Subject To Claims and Litigation Pertaining To Fiduciary Responsibility
From time to time, customers make claims and take legal action pertaining to our performance of our fiduciary responsibilities. Whether customer claims and legal action related to our performance of our fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us they may result in significant financial liability and/or adversely affect the market perception of us and our products and services as well as impact customer demand for those products and services. Any financial liability or reputational damage could have a material adverse effect on our business, financial condition and results of operations.
Our Operations Rely On Certain External Vendors
We rely on certain external vendors to provide products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements, because of changes in the vendor’s organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to our operations, which could have a material adverse effect on our business and, in turn, our financial condition and results of operations.
We Are Subject to Claims and Litigation Pertaining to Intellectual Property
Banking and other financial services companies, including us, rely on technology companies to provide information technology products and services necessary to support day-to-day operations. Technology companies frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they have purchased or otherwise obtained. Competitors of our vendors, or other individuals or companies, have from time to time claimed to hold intellectual property sold to us by our vendors. Such claims may increase in the future as the financial services sector becomes more reliant on information technology vendors. The plaintiffs in these actions frequently seek injunctions and substantial damages.
Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, we may have to engage in protracted litigation. Such litigation is often expensive, time-consuming, disruptive to our operations and distracting to management. If we are found to infringe upon one or more patents or other intellectual property rights, we may be required to pay substantial damages or royalties to a third-party. In certain cases, we may consider entering into licensing agreements for disputed intellectual property, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. These licenses may also significantly increase our operating expenses. If legal matters related to intellectual property claims were resolved against us or settled, we could be required to make payments in amounts that could have a material adverse effect on our business, financial condition and results of operations.

We Are Subject To Environmental Liability Risk Associated With Lending Activities
A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Environmental reviews of real property before initiating foreclosure actions may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our business, financial condition and results of operations.
Severe Weather, Natural Disasters, Acts Of War Or Terrorism and Other External Events Could Significantly Impact Our Business
Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. In addition, such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. The occurrence of any such event in the future could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.
Financial Services Companies Depend On The Accuracy and Completeness Of Information About Customers and Counterparties
In deciding whether to extend credit or enter into other transactions, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. We may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on our business, financial condition and results of operations.
Risks Associated With Our Common Stock
Our Stock Price Can Be Volatile
Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	Actual or anticipated variations in quarterly results of operations.

•	Recommendations by securities analysts.

•	Operating and stock price performance of other companies that investors deem comparable to us.

•	News reports relating to trends, concerns and other issues in the financial services industry.

•	Perceptions in the marketplace regarding us and/or our competitors.

•	New technology used, or services offered, by competitors.

•	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors.

•	Failure to integrate acquisitions or realize anticipated benefits from acquisitions.

•	Changes in government regulations.

•	Geopolitical conditions such as acts or threats of terrorism or military conflicts.
General market fluctuations, including real or anticipated changes in the strength of the Texas economy; industry factors and general economic and political conditions and events, such as economic slowdowns or recessions; interest rate changes, oil price volatility or credit loss trends could also cause our stock price to decrease regardless of operating results.

The Trading Volume In Our Common Stock Is Less Than That Of Other Larger Financial Services Companies
Although our common stock is listed for trading on the New York Stock Exchange (NYSE), the trading volume in our common stock is less than that of other, larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall.
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
As more fully discussed in Note 10 - Capital and Regulatory Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which are located elsewhere in this report, our ability to declare or pay dividends on our common stock may also be subject to certain restrictions in the event that we elect to defer the payment of interest on our junior subordinated deferrable interest debentures or do not declare and pay dividends on our Series A Preferred Stock.
An Investment In Our Common Stock Is Not An Insured Deposit
Our common stock is not a bank deposit and, therefore, is not insured against loss by the Federal Deposit Insurance Corporation (FDIC), any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you could lose some or all of your investment.
Certain Banking Laws May Have An Anti-Takeover Effect
Provisions of federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our shareholders. These provisions effectively inhibit a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
Our headquarters is located in downtown San Antonio, Texas. These facilities, which are owned by us, house our executive and primary administrative offices, as well as the principal banking headquarters of Frost Bank. We also own or lease other facilities within our primary market areas in the regions of Austin, Corpus Christi, Dallas, Fort Worth, Houston, Permian Basin, Rio Grande Valley and San Antonio. We consider our properties to be suitable and adequate for our present needs.
ITEM 3. LEGAL PROCEEDINGS
We are subject to various claims and legal actions that have arisen in the course of conducting business. Management does not expect the ultimate disposition of these matters to have a material adverse effect on our business, financial condition and results of operations.
ITEM 4. MINE SAFETY DISCLOSURES
None

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Market Prices and Dividends
Our common stock is traded on the New York Stock Exchange, Inc. (“NYSE”) under the symbol “CFR”. The tables below set forth for each quarter of 2015 and 2014 the high and low intra-day sales prices per share of Cullen/Frost’s common stock and the cash dividends declared per share.

	2015		2014
Sales Price Per Share	High	Low	High	Low
First quarter	$71.33	$60.87	$78.96	$69.87
Second quarter	80.23	67.50	80.38	72.37
Third quarter	79.50	59.35	81.73	75.32
Fourth quarter	73.99	59.27	82.00	67.46

Cash Dividends Per Share	2015	2014
First quarter	$0.51	$0.50
Second quarter	0.53	0.51
Third quarter	0.53	0.51
Fourth quarter	0.53	0.51
Total	$2.10	$2.03
As of December 31, 2015, there were 61,982,333 shares of our common stock outstanding held by 1,277 holders of record. The closing price per share of common stock on December 31, 2015, the last trading day of our fiscal year, was $60.00.
Our management is currently committed to continuing to pay regular cash dividends; however, there can be no assurance as to future dividends because they are dependent on our future earnings, capital requirements and financial condition. See the section captioned “Supervision and Regulation” included in Item 1. Business, the section captioned “Capital and Liquidity” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 10 - Capital and Regulatory Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, all of which are included elsewhere in this report.
Stock-Based Compensation Plans
Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2015, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below. Additional information regarding stock-based compensation plans is presented in Note 12 - Employee Benefit Plans in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data located elsewhere in this report.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards	Weighted-Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants
Plans approved by shareholders	5,612,240	60.30	1,589,727
Plans not approved by shareholders	—	—	—
Total	5,612,240	60.30	1,589,727

Stock Repurchase Plans
From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On April 30, 2015, our board of directors authorized a $100.0 million stock repurchase program, allowing us to repurchase shares of our common stock over a two-year period from time to time at various prices in the open market or through private transactions. Under the plan, we repurchased 1,485,493 shares at a total cost of $100.0 million during 2015. During 2013, we implemented an accelerated share repurchase as a part of stock repurchase program authorized by our board of directors in December 2012 to buy up to $150.0 million of our common stock. We repurchased 2,236,748 shares at a total cost of $144.0 million under the accelerated share repurchase. No shares were repurchased under stock repurchase plans during 2014.
The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the fourth quarter of 2015.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans at the End of the Period
October 1, 2015 to October 31, 2015	18,653	(1)	$66.22	—	$25,053
November 1, 2015 to November 30, 2015	—		—	—	25,053
December 1, 2015 to December 31, 2015	390,185		64.21	—	—
Total	408,838		$64.30	—

(1)	All of these repurchases were made in connection with the vesting of certain share awards.

Performance Graph
The performance graph below compares the cumulative total shareholder return on Cullen/Frost Common Stock with the cumulative total return on the equity securities of companies included in the Standard & Poor’s 500 Stock Index and the Standard and Poor’s 500 Bank Index, measured at the last trading day of each year shown. The graph assumes an investment of $100 on December 31, 2010 and reinvestment of dividends on the date of payment without commissions. The performance graph represents past performance and should not be considered to be an indication of future performance.

	2010	2011	2012	2013	2014	2015
Cullen/Frost	$100.00	$89.59	$95.06	$134.28	$130.87	$114.59
S&P 500	100.00	102.11	118.45	156.82	178.28	180.75
S&P 500 Banks	100.00	89.28	110.92	150.54	173.89	175.37

ITEM 6. SELECTED FINANCIAL DATA
The following consolidated selected financial data is derived from our audited financial statements as of and for the five years ended December 31, 2015. The following consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included elsewhere in this report. The operating results of companies acquired during the periods presented are included with our results of operations since their respective dates of acquisition. Dollar amounts, except per share data, and common shares outstanding are in thousands.

	Year Ended December 31,
	2015	2014	2013	2012	2011
Consolidated Statements of Income
Interest income:
Loans, including fees	$433,872	$440,958	$415,230	$401,364	$397,855
Securities	307,394	249,705	219,904	225,844	218,744
Interest-bearing deposits	8,123	10,725	7,284	4,300	6,357
Federal funds sold and resell agreements	107	83	82	104	61
Total interest income	749,496	701,471	642,500	631,612	623,017
Interest expense:
Deposits	9,024	11,022	14,459	18,099	22,179
Federal funds purchased and repurchase agreements	167	134	121	140	312
Junior subordinated deferrable interest debentures	2,725	2,488	6,426	6,806	6,783
Subordinated notes payable and other borrowings	948	893	939	1,706	11,967
Total interest expense	12,864	14,537	21,945	26,751	41,241
Net interest income	736,632	686,934	620,555	604,861	581,776
Provision for loan losses	51,845	16,314	20,582	10,080	27,445
Net interest income after provision for loan losses	684,787	670,620	599,973	594,781	554,331
Non-interest income:
Trust and investment management fees	105,512	106,237	91,375	83,317	78,297
Service charges on deposit accounts	81,350	81,946	81,432	83,392	86,125
Insurance commissions and fees	48,926	45,115	43,140	39,948	35,421
Interchange and debit card transaction fees	19,666	18,372	16,979	16,933	29,625
Other charges, commissions and fees	37,551	36,180	34,185	30,180	27,750
Net gain (loss) on securities transactions	69	38	1,176	4,314	6,414
Other	35,656	32,256	34,531	30,703	26,370
Total non-interest income	328,730	320,144	302,818	288,787	290,002
Non-interest expense:
Salaries and wages	310,504	292,349	273,692	258,752	252,028
Employee benefits	69,746	60,151	62,407	57,635	52,939
Net occupancy	65,690	55,745	50,468	48,975	46,968
Furniture and equipment	64,373	62,087	58,443	55,279	51,469
Deposit insurance	14,519	13,232	11,682	11,087	12,714
Intangible amortization	3,325	3,520	3,141	3,896	4,387
Other	165,561	167,656	152,077	139,469	137,593
Total non-interest expense	693,718	654,740	611,910	575,093	558,098
Income before income taxes	319,799	336,024	290,881	308,475	286,235
Income taxes	40,471	58,047	53,015	70,523	68,700
Net income	279,328	277,977	237,866	237,952	217,535
Preferred stock dividends	8,063	8,063	6,719	—	—
Net income available to common shareholders	$271,265	$269,914	$231,147	$237,952	$217,535

	As of or for the Year Ended December 31,
	2015	2014	2013	2012	2011
Per Common Share Data
Net income - basic	$4.31	$4.32	$3.82	$3.87	$3.55
Net income - diluted	4.28	4.29	3.80	3.86	3.54
Cash dividends declared and paid	2.10	2.03	1.98	1.90	1.83
Book value	44.30	42.87	39.13	39.32	37.27
Common Shares Outstanding
Period-end	61,982	63,149	60,566	61,479	61,264
Weighted-average shares - basic	62,758	62,072	60,350	61,298	61,101
Dilutive effect of stock compensation	715	902	766	345	177
Weighted - average shares - diluted	63,473	62,974	61,116	61,643	61,278
Performance Ratios
Return on average assets	0.97%	1.05%	1.02%	1.14%	1.17%
Return on average common equity	9.86	10.51	9.93	10.03	10.01
Net interest income to average earning assets	3.45	3.41	3.41	3.59	3.88
Dividend pay-out ratio	48.72	47.12	51.75	49.11	51.58
Balance Sheet Data
Period-end:
Loans	$11,486,531	$10,987,535	$9,515,700	$9,223,848	$7,995,129
Earning assets	26,431,176	26,052,339	22,238,286	21,148,475	18,497,987
Total assets	28,567,118	28,277,775	24,312,939	23,124,069	20,317,245
Non-interest-bearing demand deposits	10,270,233	10,149,061	8,311,149	8,096,937	6,672,555
Interest-bearing deposits	14,073,362	13,986,869	12,377,637	11,400,429	10,084,193
Total deposits	24,343,595	24,135,930	20,688,786	19,497,366	16,756,748
Long-term debt and other borrowings	237,115	237,115	223,712	223,719	223,738
Shareholders’ equity	2,890,343	2,851,403	2,514,161	2,417,482	2,283,537
Average:
Loans	$11,267,402	$10,299,025	$9,229,574	$8,456,818	$8,042,968
Earning assets	25,954,510	23,877,476	20,991,221	19,015,707	16,769,028
Total assets	28,061,885	25,767,738	22,752,037	20,826,885	18,568,967
Non-interest-bearing demand deposits	10,179,810	9,125,030	7,657,774	7,021,927	5,738,982
Interest-bearing deposits	13,860,948	12,927,729	11,610,320	10,270,173	9,483,633
Total deposits	24,040,758	22,052,759	19,268,094	17,292,100	15,222,615
Long-term debt and other borrowings	237,115	231,607	223,713	223,728	310,870
Shareholders’ equity	2,895,192	2,712,226	2,455,041	2,372,745	2,172,096
Asset Quality
Allowance for loan losses	$135,859	$99,542	$92,438	$104,453	$110,147
Allowance for losses to year-end loans	1.18%	0.91%	0.97%	1.13%	1.38%
Net loan charge-offs	$15,528	$9,210	$32,597	$15,774	$43,614
Net loan charge-offs to average loans	0.14%	0.09%	0.35%	0.19%	0.54%
Non-performing assets	$85,722	$65,176	$69,773	$105,246	$120,946
Non-performing assets to:
Total loans plus foreclosed assets	0.75%	0.59%	0.73%	1.14%	1.51%
Total assets	0.30	0.23	0.29	0.46	0.60
Consolidated Capital Ratios
Common equity tier 1 risk-based ratio	11.37%	N/A	N/A	N/A	N/A
Tier 1 risk-based ratio	12.38	13.68%	14.39%	13.68%	14.38%
Total risk-based ratio	13.85	14.55	15.52	15.11	16.24
Leverage ratio	7.79	8.16	8.49	8.28	8.66
Average shareholders’ equity to average total assets	10.32	10.53	10.79	11.39	11.70

The following tables set forth unaudited consolidated selected quarterly statement of operations data for the years ended December 31, 2015 and 2014. Dollar amounts are in thousands, except per share data.

	Year Ended December 31, 2015
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$189,102	$190,088	$185,932	$184,374
Interest expense	2,963	3,107	3,123	3,671
Net interest income	186,139	186,981	182,809	180,703
Provision for loan losses	34,000	6,810	2,873	8,162
Non-interest income(1)	83,155	83,378	78,982	83,215
Non-interest expense	173,399	175,569	173,239	171,511
Income before income taxes	61,895	87,980	85,679	84,245
Income taxes	3,657	12,130	12,602	12,082
Net income	58,238	75,850	73,077	72,163
Preferred stock dividends	2,016	2,016	2,015	2,016
Net income available to common shareholders	$56,222	$73,834	$71,062	$70,147
Net income per common share:
Basic	$0.90	$1.18	$1.12	$1.11
Diluted	0.90	1.17	1.11	1.10

	Year Ended December 31, 2014
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$182,825	$181,548	$173,392	$163,706
Interest expense	3,833	3,907	3,426	3,371
Net interest income	178,992	177,641	169,966	160,335
Provision for loan losses	4,400	390	4,924	6,600
Non-interest income(2)	82,642	80,862	79,150	77,490
Non-interest expense	169,001	163,851	163,947	157,941
Income before income taxes	88,233	94,262	80,245	73,284
Income taxes	15,529	16,881	13,541	12,096
Net income	72,704	77,381	66,704	61,188
Preferred stock dividends	2,016	2,016	2,015	2,016
Net income available to common shareholders	$70,688	$75,365	$64,689	$59,172
Net income per common share:
Basic	$1.12	$1.19	$1.04	$0.97
Diluted	1.11	1.18	1.03	0.96

(1)
Includes a net gain on securities transactions of $228 thousand during the first quarter of 2015 and net losses on securities transactions of $107 thousand and $52 thousand during the fourth and third quarters of 2015, respectively.

(2)	Includes net gains on securities transactions of $3 thousand, $33 thousand and $2 thousand during the fourth, third and second quarters of 2014, respectively.

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
Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	Local, regional, national and international economic conditions and the impact they may have on us and our customers and our assessment of that impact.

•	Volatility and disruption in national and international financial and commodity markets.

•	Government intervention in the U.S. financial system.

•	Changes in the mix of loan geographies, sectors and types or the level of non-performing assets and charge-offs.

•	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.

•	The effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board.

•	Inflation, interest rate, securities market and monetary fluctuations.

•	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which we and our subsidiaries must comply.

•	The soundness of other financial institutions.

•	Political instability.

•	Impairment of our goodwill or other intangible assets.

•	Acts of God or of war or terrorism.

•	The timely development and acceptance of new products and services and perceived overall value of these products and services by users.

•	Changes in consumer spending, borrowings and savings habits.

•	Changes in the financial performance and/or condition of our borrowers.

•	Technological changes.

•	Acquisitions and integration of acquired businesses.

•	The ability to increase market share and control expenses.

•	Our ability to attract and retain qualified employees.

•	Changes in the competitive environment in our markets and among banking organizations and other financial service providers.

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
Application of Critical Accounting Policies and Accounting Estimates
We follow accounting and reporting policies that conform, in all material respects, to accounting principles generally accepted in the United States and to general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While we base estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.
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
Accounting policies related to the allowance for loan losses are considered to be critical, as these policies involve considerable subjective judgment and estimation by management. The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. Our allowance for loan loss methodology includes allowance allocations calculated in accordance with Accounting Standards Codification (ASC) Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio, as well as trends in the foregoing. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion and Note 4 - Loans in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data elsewhere in this report for further details of the risk factors considered by management in estimating the necessary level of the allowance for loan losses.
Overview
The following discussion and analysis presents the more significant factors that affected our financial condition as of December 31, 2015 and 2014 and results of operations for each of the years in the three-year period ended December 31, 2015. This discussion and analysis should be read in conjunction with our consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report. We acquired WNB Bancshares, Inc., a privately-held bank holding company located in Odessa, Texas (“WNB”) during 2014 and a Houston-based insurance agency specializing in commercial lines insurance products during 2013. All of our acquisitions during the reported periods were accounted for using the acquisition method, and as such, their related results of operations are included from the date of acquisition, though none of these acquisitions had a significant impact on our financial statements during their respective reporting periods.
Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 35% federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.
Dollar amounts in tables are stated in thousands, except for per share amounts.

Results of Operations
Net income available to common shareholders totaled $271.3 million, or $4.28 diluted per common share, in 2015 compared to $269.9 million, or $4.29 diluted per common share, in 2014 and $231.1 million, or $3.80 diluted per common share, in 2013. During the second quarter of 2014, we acquired WNB Bancshares, Inc. (“WNB”). Accordingly, the operating results of WNB are included with our results of operations since May 30, 2014. See Note 2 - Mergers and Acquisitions in the accompanying consolidated financial statements.
Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	2015	2014	2013
Taxable-equivalent net interest income	$888,035	$807,937	$710,850
Taxable-equivalent adjustment	151,403	121,003	90,295
Net interest income	736,632	686,934	620,555
Provision for loan losses	51,845	16,314	20,582
Non-interest income	328,730	320,144	302,818
Non-interest expense	693,718	654,740	611,910
Income before income taxes	319,799	336,024	290,881
Income taxes	40,471	58,047	53,015
Net income	279,328	277,977	237,866
Preferred stock dividends	8,063	8,063	6,719
Net income available to common shareholders	$271,265	$269,914	$231,147
Earnings per common share - basic	$4.31	$4.32	$3.82
Earnings per common share - diluted	4.28	4.29	3.80
Dividends per common share	2.10	2.03	1.98
Return on average assets	0.97%	1.05%	1.02%
Return on average common equity	9.86	10.51	9.93
Average shareholders' equity to average assets	10.32	10.53	10.79
Net income available to common shareholders increased $1.4 million for 2015 compared to 2014. The increase was primarily the result of a $49.7 million increase in net interest income, an $8.6 million increase in non-interest income and a $17.6 million decrease in income tax expense partly offset by a $39.0 million increase in non-interest expense and a $35.5 million increase in the provision for loan losses. Net income available to common shareholders increased $38.8 million for 2014 compared to 2013. The increase was primarily the result of a $66.4 million increase in net interest income, a $17.3 million increase in non-interest income and a $4.3 million decrease in the provision for loan losses partly offset by a $42.8 million increase in non-interest expense, a $5.0 million increase in income tax expense and a $1.3 million increase in preferred stock dividends.
We issued our preferred stock on February 15, 2013. The initial quarterly dividend payment during the second quarter of 2013 occurred on June 15, 2013. This dividend payment included an additional amount applicable to the period from the issuance date through March 15, 2013, the start date of the normal quarterly dividend cycle. Future dividends payments on preferred stock are expected to continue at a rate of $8.1 million per year, paid over four equal, quarterly installments.
Details of the changes in the various components of net income are further discussed below.

Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 69.1% of total revenue during 2015. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.
The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, remained at 3.25% during most of 2015 and for all of 2014 and 2013. In December 2015, the prime rate increased 25 basis points to 3.50%. Our loan portfolio is also impacted, to a lesser extent, by changes in the London Interbank Offered Rate (LIBOR). At December 31, 2015, the one-month and three-month U.S. dollar LIBOR rates were 0.43% and 0.61%, respectively, while at December 31, 2014, the one-month and three-month U.S. dollar LIBOR rates were 0.15% and 0.23%, respectively. The intended federal funds rate, which is the cost of immediately available overnight funds, remained at zero to 0.25% during most of 2015 and for all of 2014 and 2013. In December 2015, the intended federal funds rate increased to 0.25% to 0.50%.
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

The following table presents the changes in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to changes in the average interest rate on those assets and liabilities. The changes in net interest income due to changes in both average volume and average interest rate have been allocated to the average volume change or the average interest rate change in proportion to the absolute amounts of the change in each. Our consolidated average balance sheets along with an analysis of taxable-equivalent net interest income are presented in Item 8. Financial Statements and Supplementary Data of this report.

	2015 vs. 2014			2014 vs. 2013
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Rate	Volume	Total	Rate	Volume	Total
Interest-bearing deposits	$412	$(3,014)	$(2,602)	$—	$3,441	$3,441
Federal funds sold and resell agreements	2	22	24	(10)	11	1
Securities:
Taxable	(1,319)	20,833	19,514	11,531	(16,317)	(4,786)
Tax-exempt	485	68,389	68,874	(6,249)	71,350	65,101
Loans, net of unearned discounts	(47,442)	40,057	(7,385)	(21,052)	46,974	25,922
Total earning assets	(47,862)	126,287	78,425	(15,780)	105,459	89,679
Savings and interest checking	—	72	72	(659)	262	(397)
Money market deposit accounts	(1,900)	466	(1,434)	(3,144)	905	(2,239)
Time accounts	(387)	(193)	(580)	(404)	(11)	(415)
Public funds	(73)	17	(56)	(351)	(35)	(386)
Federal funds purchased and repurchase agreements	25	8	33	—	13	13
Junior subordinated deferrable interest debentures	133	104	237	(4,324)	386	(3,938)
Subordinated notes payable and other notes	55	—	55	(46)	—	(46)
Total interest-bearing liabilities	(2,147)	474	(1,673)	(8,928)	1,520	(7,408)
Net change	$(45,715)	$125,813	$80,098	$(6,852)	$103,939	$97,087
Taxable-equivalent net interest income for 2015 increased $80.1 million, or 9.9%, compared to 2014. The increase primarily related to an increase in the average volume of interest-earning assets, with a higher proportion of those assets invested in higher-yielding securities and loans rather than lower-yielding interest-bearing deposits, partly offset by the effect of a decrease in the average yield on loans. The average volume of interest-earning assets for 2015 increased $2.1 billion or 8.7% compared to 2014. The increase in earning assets reflected a $2.2 billion increase in average securities and a $968.4 million increase in average loans partly offset by a $1.1 billion decrease in average interest-bearing deposits. The increase in the average volume of interest-earning assets during 2015 was partly impacted by the acquisition of WNB during the second quarter of 2014, discussed below, as the assets acquired impacted our average balances for a full year in 2015 compared to only part of the year in 2014.
Taxable-equivalent net interest income for 2014 increased $97.1 million, or 13.7%, compared to 2013. The increase primarily related to an increase in the average volume of interest-earning assets. The average volume of interest-earning assets for 2014 increased $2.9 billion or 13.7% compared to 2013. The increase in earning assets was primarily due to a $1.3 billion increase in average interest-bearing deposits, a $1.1 billion increase in average loans and a $474.7 million increase in average securities. The increase in the average volume of interest-earning assets during 2014 was partly related to the acquisition of WNB during the second quarter of 2014. We acquired cash and cash equivalents totaling $879.7 million, loans totaling $670.6 million and securities totaling $154.2 million in connection with this acquisition.
The net interest margin increased 4 basis points from 3.41% during 2014 to 3.45% during 2015. As noted above, the net interest margin during 2015 was positively impacted by a decrease in the relative proportion of average interest-earning assets invested in lower-yielding interest-bearing deposits and an increase in the relative proportion of average interest-earning assets invested in higher-yielding securities and loans, while the net interest margin was negatively impacted by a decrease in the average yields on loans. These items are more fully discussed below. The average yield on interest-earning assets increased 3 basis points to 3.50% during 2015 from 3.47% during 2014 while the average rate paid on interest-bearing liabilities decreased 2 basis points from 0.11% during 2014 to 0.09% during 2015. The average yield on interest-earning assets and the average rate paid on interest-bearing liabilities are primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of the underlying assets and liabilities.
The net interest margin remained flat at 3.41% during 2014 compared to 2013. The net interest margin during 2014 was positively impacted by an increase in the average yield on securities, which resulted from an increase in the relative proportion of higher-yielding tax-exempt municipal securities relative to lower-yielding taxable securities, combined with a decrease in the average rate paid on interest-bearing liabilities. The net interest margin was negatively impacted by an increase in the relative proportion of average interest-earning assets invested in lower-yielding, interest-bearing deposits during 2014 compared to 2013 while the relative proportion of interest-earning assets invested in higher-yielding securities and loans decreased. The net interest margin was also negatively impacted by a decrease in the average yield on loans. These items are more fully discussed below. The average yield on interest-earning assets decreased 5 basis points to 3.47% during 2014 from 3.52% during 2013 while the average rate paid on interest-bearing liabilities decreased 7 basis points from 0.18% during 2013 to 0.11% during 2014. As stated above, market interest rates have remained at historically low levels during the reported periods. The effect of lower average market interest rates during the reported periods on the average yield on average interest-earning assets was partly limited through October 2014 because of the aforementioned interest rate swaps on variable-rate loans.
The average volume of loans increased $968.4 million, or 9.4%, in 2015 compared to 2014 and increased $1.1 billion, or 11.6%, in 2014 compared to 2013. As discussed above, we acquired $670.6 million in loans in connection with the acquisition of WNB during the second quarter of 2014. Loans made up approximately 43.4% of average interest-earning assets during 2015 compared to 43.1% during 2014 and 44.0% in 2013. The average yield on loans was 3.90% during 2015 compared to 4.34% during 2014 and 4.56% during 2013. The average yield on loans decreased 44 basis points during 2015 compared to 2014. The average yield on loans during 2015 and 2014 was negatively impacted by lower average spreads due to increased competition in loan pricing during the comparable periods. Furthermore, the decrease in the average yield on loans was also partly related to the aforementioned completion of the amortization of the deferred accumulated gain applicable to the settled interest rate swap contracts in October 2014. The amortization of the deferred accumulated gain positively impacted our average yield on loans by 30 basis points during 2014 and 40 basis points during 2013. In an effort to offset the loss of the amortization and its positive effect on our net interest income, we utilized $840 million in excess liquidity to purchase municipal securities during the third and fourth quarters of 2014. The higher yields associated with these securities relative to the yield that would have been received had these funds continued to be held as interest-bearing deposits and federal funds sold replaced the revenue stream from the amortization of the deferred accumulated gain applicable to the settled interest rate swaps so that our net interest income was not significantly impacted.
The average volume of securities increased $2.2 billion, or 24.0%, during 2015 compared to 2014 and increased $474.7 million, or 5.3% during 2014 compared to 2013. These increases were primarily related to the investment of excess liquidity from deposit growth, which included the aforementioned $840 million investment in municipal securities. Securities made up approximately 44.8% of average interest-earning assets in 2015 compared to 39.3% in 2014 and 42.4% in 2013. The average yield on securities was 3.97% in 2015 compared to 3.96% in 2014 and 3.48% in 2013. The average yield on taxable securities was 2.11% in 2015 compared to 2.14% in 2014 and 1.90% in 2013, while the average taxable-equivalent yield on tax-exempt securities was 5.59% in 2015 compared to 5.58% in 2014 and 5.75%% in 2013.
Average federal funds sold, resell agreements and interest-bearing deposits during 2015 decreased $1.1 billion, or 27.0%, compared to 2014 and increased $1.3 billion, or 46.8%, in 2014 compared to 2013. Federal funds sold, resell agreements and interest-bearing deposits made up approximately 11.8% of average interest-earning assets during 2015 compared to approximately 17.6% in 2014 and 13.7% in 2013. The combined average yield on federal funds sold, resell agreements and interest-bearing deposits was 0.27% during 2015, and 0.26% during 2014 and 2013. The decrease in average federal funds sold, resell agreements and interest-bearing deposits during 2015 was primarily related to the reinvestment of such funds into higher-yielding loans and securities. The increases in average federal funds sold, resell agreements and interest-bearing deposits during 2014 was primarily related to excess liquidity from deposit growth.
Average deposits increased $2.0 billion, or 9.0%, in 2015 compared to 2014 and $2.8 billion, or 14.5%, in 2014 compared to 2013. Average deposits during the comparable periods were impacted by the acquisition of $1.6 billion in deposits in connection with the acquisition of WNB during the second quarter of 2014. Average interest-bearing deposits increased $933.2 million in 2015 compared to 2014 and $1.3 billion in 2014 compared to 2013, while average non-interest-bearing deposits increased $1.1 billion in 2015 compared to 2014 and $1.5 billion in 2014 compared to 2013. The ratio of average interest-bearing deposits to total average deposits was 57.7% in 2015 compared to 58.6% in 2014 and 60.3% in 2013. The average cost of deposits is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-bearing deposits. The average rate paid on interest-bearing deposits and total deposits was 0.07% and 0.04% in 2015 compared to 0.09% and 0.05% in 2014 and 0.12% and 0.08% in 2013. The decrease in the average raid paid on interest-bearing deposits during the comparable periods was primarily the result of decreases in interest rates offered on certain deposit products due to decreases in average market interest rates and decreases in renewal interest rates on maturing certificates of deposit given the current low interest rate environment. Additionally, the relative proportion of higher-cost certificates of deposit to total average interest-bearing deposits decreased to 6.3% in 2015 from 7.5% in 2014 and 8.4% in 2013.
Our net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.41% in 2015 compared to 3.36% in 2014 and 3.34% in 2013. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.
Our hedging policies permit the use of various derivative financial instruments, including interest rate swaps, swaptions, caps and floors, to manage exposure to changes in interest rates. Details of our derivatives and hedging activities are set forth in Note 16 - Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report. Information regarding the impact of fluctuations in interest rates on our derivative financial instruments is set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.
Provision for Loan Losses
The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb inherent losses within the existing loan portfolio. The provision for loan losses totaled $51.8 million in 2015 compared to $16.3 million in 2014 and $20.6 million in 2013. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.
Non-Interest Income
The components of non-interest income were as follows:

	2015	2014	2013
Trust and investment management fees	$105,512	$106,237	$91,375
Service charges on deposit accounts	81,350	81,946	81,432
Insurance commissions and fees	48,926	45,115	43,140
Interchange and debit card transaction fees	19,666	18,372	16,979
Other charges, commissions and fees	37,551	36,180	34,185
Net gain (loss) on securities transactions	69	38	1,176
Other	35,656	32,256	34,531
Total	$328,730	$320,144	$302,818
Total non-interest income for 2015 increased $8.6 million, or 2.7%, compared to 2014 while total non-interest income for 2014 increased $17.3 million, or 5.7%, compared to 2013. Changes in the various components of non-interest income are discussed in more detail below.
Trust and Investment Management Fees. Trust and investment management fee income for 2015 decreased $725 thousand, or 0.7%, compared to 2014 while trust and investment management fee income for 2014 increased $14.9 million, or 16.3%, compared to 2013. Investment fees are the most significant component of trust and investment management fees, making up approximately 79%, 75% and 76% of total trust and investment management fees in 2015, 2014 and 2013, respectively. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees.

The decrease in trust and investment management fees during 2015 compared to 2014 was primarily the result of decreases in securities lending income (down $2.6 million) and oil and gas fees (down $2.5 million) mostly offset by an increase in trust investment fees (up $4.6 million). Securities lending fees decreased during 2015 as we discontinued our securities lending operations during the first quarter of 2015 in part due to the negative impact securities lending transactions would have had on our regulatory capital ratios under the newly effective Basel III capital rules. See Note 10 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report. The decrease in oil and gas fees during 2015 was primarily due to lower prices for these commodities and decreased production. The increase in trust investment fees during 2015 was partly due to higher average equity valuations and an increase in the number of accounts.
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
At December 31, 2015, trust assets, including both managed assets and custody assets, were primarily composed of equity securities (46.0% of trust assets), fixed income securities (40.2% of trust assets) and cash equivalents (8.6% of trust assets). The estimated fair value of trust assets was $30.7 billion (including managed assets of $13.2 billion and custody assets of $17.5 billion) at December 31, 2015 compared to $30.5 billion (including managed assets of $13.0 billion and custody assets of $17.5 billion) at December 31, 2014 and $29.0 billion (including managed assets of $11.9 billion and custody assets of $17.1 billion) at December 31, 2013.
Service Charges on Deposit Accounts. Service charges on deposit accounts for 2015 decreased $596 thousand, or 0.7%, compared to 2014. The decrease was primarily due to decreases in overdraft/insufficient funds charges on consumer accounts (down $241 thousand), service charges on consumer accounts (down $205 thousand) and service charges on commercial accounts (down $163 thousand). Service charges on deposit accounts for 2014 increased $514 thousand, or 0.6%, compared to 2013. The increase was primarily due to an increase in service charges on commercial accounts (up $1.5 million) partly offset by decreases in overdraft/insufficient funds charges on consumer accounts (down $782 thousand) and service charges on consumer accounts (down $226 thousand). Overdraft/insufficient funds charges totaled $32.0 million during 2015 compared to $32.3 million during 2014 and $33.0 million in 2013. Overdraft/insufficient funds charges included $24.8 million, $25.0 million and $25.8 million related to consumer accounts during 2015, 2014 and 2013, respectively, and $7.3 million, $7.3 million and $7.2 million related to commercial accounts during 2015, 2014 and 2013, respectively.
Insurance Commissions and Fees. Insurance commissions and fees for 2015 increased $3.8 million, or 8.4%, compared to 2014 and increased $2.0 million, or 4.6%, in 2014 compared to 2013. The increases were partly related to increases in commission income (up $2.0 million in 2015 compared to 2014 and up $2.1 million in 2014 compared to 2013). The increase in commission income during 2015 was primarily related to increases in employee benefit plan commissions and fees and commercial lines property and casualty commissions. The increase in commission income during 2014 was primarily related to an increase in commercial lines property and casualty commissions resulting from new business, the impact of the acquisition of Kolkhorst Insurance Agency during the fourth quarter of 2013 and, to a lesser extent, higher rates.
During 2015, the increase in insurance commissions and fees was also partly related in an increase in contingent commissions (up $1.8 million). Insurance commissions and fees include contingent commissions which totaled $5.5 million in 2015, $3.6 million in 2014 and $3.8 million 2013. Contingent commissions primarily consist of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. Such commissions are seasonal in nature and are mostly received during the first quarter of each year. These commissions totaled $3.8 million in 2015, $2.0 million in 2014 and $2.2 million in 2013. Contingent commissions also include amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. These commissions totaled $1.7 million in 2015, and $1.6 million in both 2014 and 2013.

Interchange and Debit Card Transaction Fees. Interchange fees, or “swipe” fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Interchange and debit card transaction fees consist of income from check card usage, point of sale income from PIN-based debit card transactions and ATM service fees. Interchange and debit card transaction fees for 2015 increased $1.3 million, or 7.0% compared to 2014 and increased $1.4 million, or 8.2%, in 2014 compared to 2013. Income from debit card transactions totaled approximately $17.0 million in 2015 compared to $16.0 million in 2014 and $14.7 million in 2013. Income from ATM service fees totaled approximately $2.7 million in 2015 compared to $2.4 million in 2014 and $2.2 million in 2013.
Federal Reserve Board rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. An upward adjustment of no more than 1 cent to an issuer's debit card interchange fee is allowed if the card issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards. The Federal Reserve Board also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product.
Other Charges, Commissions and Fees. Other charges, commissions and fees for 2015 increased $1.4 million, or 3.8%, compared to 2014. The increase in other charges, commissions and fees included increases in income from capital markets fees related to financial advisory services (up $1.5 million) and letters of credit fees (up $826 thousand), among other things. These increases were partly offset by decreases in income from corporate finance advisory services (down $687 thousand) and human resources consulting fee income (down $425 thousand), among other things. Income from capital markets financial advisory services are transactional in nature and, as such, fees for such services can vary significantly from period to period. The increase in letter of credit fees was partly related to an increase in volume. The decrease in income from corporate finance advisory services was partly related to the discontinuation of the operations of Frost Securities in 2015. The decrease in human resources consulting fee income was related to a decline in service volumes.
Other charges, commissions and fees for 2014 increased $2.0 million or 5.8%, compared to 2013. The increase in other charges, commissions and fees during 2014 included increases in wire transfer fees (up $1.6 million), income from corporate finance and capital markets advisory services (up $1.2 million), loan processing fees (up $658 thousand), income from the sale of mutual funds (up $476 thousand) and unused balance fees on loan commitments (up $418 thousand). These increases were partly offset by decreases in income related to the sale of annuities (down $1.3 million), other service charges (down $632 thousand) and human resources consulting fee income (down $514 thousand). The increase in wire transfer fees during the comparable periods was partly related to a new fee schedule. As noted above, corporate finance and capital markets advisory services are transactional in nature and, as such, fees for such services can vary significantly from period to period. The increase in commission income related to the sale of mutual funds during the comparable periods reflected customers' continued investment in equities. The decrease in income related to the sale of annuities was related to a decrease in interest rates and a lower volume of business. The decrease in other service charges during the comparable periods was partly related to a decrease in fees associated with asset based lending services. The decrease in human resources consulting fee income was related to a decline in service volumes.
Net Gain/Loss on Securities Transactions. During 2015, we sold available-for-sale securities with an amortized cost totaling $12.7 billion and realized a net gain of $69 thousand on those sales. During the first quarter of 2015, we sold an available-for-sale U.S. Treasury security with an amortized cost totaling $223.8 million and realized a gain of $228 thousand on the sale. The security sold had a short term and low yield. The proceeds from the sale of this security were reinvested into longer-term, higher-yielding securities. The remaining sales were primarily related to securities purchased during 2015 and subsequently sold in connection with the Corporation’s tax planning strategies related to the Texas franchise tax. The gross proceeds from the sales of these securities outside of Texas are included in total revenues/receipts from all sources reported for Texas franchise tax purposes, which results in a reduction in the overall percentage of revenues/receipts apportioned to Texas and subjected to taxation under the Texas franchise tax.
During 2014, we sold available-for-sale securities with an amortized cost totaling $12.2 billion and realized a net gain of $38 thousand on those sales. The majority of these securities were primarily purchased during 2014 and subsequently sold in connection with our aforementioned tax planning strategies related to the Texas franchise tax. We also sold approximately $2.0 million of municipal securities acquired in connection with the acquisition of WNB during the second quarter of 2014.

During 2013, we realized a net gain of $1.2 million on the sale of available-for-sale securities. During 2013, we sold certain municipal securities with an amortized cost totaling $29.1 million and realized a net gain of $1.2 million on those sales. The sales were made for the purpose of divesting of certain securities issued by municipalities outside of Texas. We also sold U.S. Treasury securities with an amortized cost totaling $10.0 billion and realized a net loss of $2 thousand on those sales. These securities were primarily purchased during 2013 and subsequently sold in connection with our aforementioned tax planning strategies related to the Texas franchise tax.
Other Non-Interest Income. Other non-interest income for 2015 increased $3.4 million, or 10.5%, compared to 2014. The increase was primarily due to increases in income from public finance underwriting fees (up $3.1 million), gains on the sale of foreclosed and other assets (up $2.9 million), income from customer derivative and trading activities (up $1.0 million) and earnings on life insurance policies (up $580 thousand) partly offset by decreases in mineral interest income (down $2.5 million) and sundry and other miscellaneous income (down $1.4 million) and lease rental income (down $315 thousand). The increase in income from public finance underwriting fees during 2015 was primarily related to transaction volumes. During 2015, gains on the sale of foreclosed and other assets included, among other things, $2.0 million related to a gain from the redemption of stock in another financial institution that was acquired in prior bank acquisitions. The increase in income from customer derivative and trading activities was primarily related to an increase in the volume of customer interest rate swap transactions, which impacted the level of fees we recognized. Mineral interest income is primarily related to oil and gas royalties received from severed mineral interests owned by our wholly-owned non-banking subsidiary Main Plaza Corporation. The decrease in mineral interest income was partly related to lower energy prices and a decrease in production. During 2015, sundry and other miscellaneous income included, among other things, $1.2 million related to distributions received on a small business investment company ("SBIC") investment, $1.7 million related to recoveries of prior write-offs, $1.7 million in VISA check card incentives related to business volumes and $324 thousand related to an insurance settlement. During 2014, sundry and other miscellaneous income included, among other things, $2.4 million related to distributions received on a small business investment company (“SBIC”) investment and $2.1 million related to recoveries of prior write-offs and $2.0 million in VISA check card incentives related to business volumes.
Other non-interest income for 2014 decreased $2.3 million, or 6.6%, compared to 2013. Other non-interest income during 2013 included $4.8 million related to the sale of a building and parking garage, as further discussed below. Excluding the impact of the prior-year gain, other non-interest income effectively increased $2.5 million. This effective increase in other non-interest income during 2014 included increases in sundry income from various miscellaneous items (up $2.7 million) and income from securities trading and customer derivatives transactions (up $335 thousand). The increase from these items was partly offset by a decrease in income from public finance underwriting (down $293 thousand). Sundry income from various miscellaneous items during 2014 included the aforementioned$2.4 million related to distributions received on an SBIC investment, $2.1 million related to recoveries of prior write-offs and $2.0 million in VISA check card incentives related to business volumes. The increase in income from securities trading and customer derivative transactions was primarily related to an increase in customer interest rate swap transaction fees.
During the first quarter of 2013, we realized a $5.6 million gain related to the sale of a building and parking garage. We leased back portions of the building through the third quarter of 2013 and the first quarter of 2015. As a result, a portion of the gain was deferred and only $4.8 million of the total $5.6 million gain was recognized during 2013. During 2015 and 2014, other non-interest income included $154 thousand and $614 thousand, respectively, related to the amortization of the deferred gain.

Non-Interest Expense
The components of non-interest expense were as follows:

	2015	2014	2013
Salaries and wages	$310,504	$292,349	$273,692
Employee benefits	69,746	60,151	62,407
Net occupancy	65,690	55,745	50,468
Furniture and equipment	64,373	62,087	58,443
Deposit insurance	14,519	13,232	11,682
Intangible amortization	3,325	3,520	3,141
Other	165,561	167,656	152,077
Total	$693,718	$654,740	$611,910
Total non-interest expense for 2015 increased $39.0 million, or 6.0%, compared to 2014 while total non-interest expense for 2014 increased $42.8 million, or 7.0%, compared to 2013. Other non-interest expense during 2014 was particularly impacted by the acquisition of WNB during the second quarter of 2014. Changes in the various components of non-interest expense are discussed below.
Salaries and Wages. Salaries and wages increased $18.2 million, or 6.2%, in 2015 compared to 2014 and increased $18.7 million, or 6.8%, in 2014 compared to 2013. The increase during 2015 compared to 2014 was primarily related to an increase in the number of employees (partly related to the acquisition of WNB); normal annual merit and market increases; and an increase in incentive compensation. The increase during 2014 compared to 2013 was primarily related to an increase in the number of employees (partly related to the acquisition of WNB), normal annual merit and market increases, increased overtime and increased stock-based compensation expense.
Employee Benefits. Employee benefits expense for 2015 increased $9.6 million, or 16.0%, compared to 2014. The increase was partly related to increases in expenses related to our defined benefit retirement plans (up $5.1 million). We recognized a combined net periodic pension expense of $3.2 million on our defined benefit retirement plans during 2015 compared to a combined net periodic net pension benefit of $1.8 million during 2014. The increase in employee benefits expense was also partly related to increases in 401(k) and profit sharing plan expense (up $1.5 million), medical insurance expense (up $1.4 million) and payroll taxes (up $853 thousand). Other than expenses related to our defined benefit retirement plans, the aforementioned increases in the various categories of employee benefits expense were related to an increase in the number of employees, which includes those added in connection with the acquisition of WNB.
Employee benefits expense for 2014 decreased $2.3 million, or 3.6%, compared to 2013. The decrease was primarily related to a decrease in expenses related to our defined benefit retirement plans (down $4.6 million). We recognized a combined net periodic pension benefit of $1.8 million on our defined benefit retirement plans during 2014 compared to a combined net periodic pension expense of $2.8 million during 2013. This decrease was partly offset by increases in payroll taxes (up $1.1 million), medical insurance expense (up $834 thousand) and 401(k) and profit sharing plan expense (up $247 thousand).
Our defined benefit retirement and restoration plans were frozen effective as of December 31, 2001 and were replaced by the profit sharing plan. Management believes these actions help reduce the volatility in retirement plan expense. However, we still have funding obligations related to the defined benefit and restoration plans and could recognize retirement expense related to these plans in future years, which would be dependent on the return earned on plan assets, the level of interest rates and employee turnover. As stated above, we recognized a net expense related to the defined benefit retirement and restoration plans totaling $3.2 million in 2015 compared to a net benefit of $1.8 million in 2014 and a net expense of $2.8 million in 2013. Future expense/benefits related to these plans is dependent upon a variety of factors, including the actual return on plan assets.
For additional information related to our employee benefit plans, see Note 12 - Employee Benefit Plans in the accompanying notes to consolidated financial statements included elsewhere in this report.
Net Occupancy. Net occupancy expense for 2015 increased $9.9 million, or 17.8%, compared to 2014. The increase was primarily related to increases in property taxes (up $2.9 million), building depreciation (up $2.1 million), lease expense (up $1.8 million), depreciation on leasehold improvements (up $964 thousand), repairs and maintenance expense (up $943 thousand) and utilities expense (up $616 thousand). The increases in these items were partly related to the additional facilities added in connection with the acquisition of WNB during the second quarter of 2014, a new operations and support center, a portion of which was placed into service during the second quarter of 2015, and new financial center locations. We expect higher levels of building depreciation expense related to the new operations and support center in future periods as additional components of the center are placed into service.
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
Furniture and Equipment. Furniture and equipment expense for 2015 increased $2.3 million, or 3.7%, compared to 2014. The increase was primarily related to increases in expenses related to depreciation on furniture and equipment (up $1.9 million), software maintenance (up $1.7 million) and service contracts expense (up $1.3 million) partly offset by a decrease in software amortization (down $2.5 million).
Furniture and equipment expense for 2014 increased $3.6 million, or 6.2%, compared to 2013. The increase was primarily related to increases in software maintenance (up $2.7 million), furniture and fixtures depreciation (up $768 thousand) and service contracts expense (up $309 thousand).
Deposit Insurance. Deposit insurance expense totaled $14.5 million in 2015 compared to $13.2 million in 2014 and $11.7 million in 2013. The increases in deposit insurance expense during the comparable periods were primarily related to an increase in assets, which was partly related to the acquisition of WNB. We acquired $879.7 million of cash and cash equivalents, $670.6 million of loans, $154.2 million of securities and $1.6 billion of deposits in connection with this acquisition.
Intangible Amortization. Intangible amortization is primarily related to core deposit intangibles and, to a lesser extent, intangibles related to customer relationships and non-compete agreements. Intangible amortization totaled $3.3 million in 2015 compared to $3.5 million in 2014 and $3.1 million in 2013. The decrease in 2015 compared to 2014 was primarily related to the completion of amortization of certain previously recognized intangible assets as well as a reduction in the annual amortization rate of certain previously recognized intangible assets as we use an accelerated amortization approach which results in higher amortization rates during the earlier years of the useful lives of intangible assets. This decrease was partly offset by the additional amortization related to the core deposit intangible recorded in connection with the acquisition of WNB during the second quarter of 2014. The increase in intangible amortization in 2014 compared to 2013 was primarily related to additional amortization related to the aforementioned core deposit intangible recorded in connection with the acquisition of WNB as well as the intangible assets recorded in connection with the acquisition of Kolkhorst Insurance Agency during the fourth quarter of 2013. The impact of this additional amortization was partly limited by the reduction in the annual amortization rate of certain previously recognized intangible assets. See Note 6 - Goodwill and Other Intangible Assets in the accompanying notes to consolidated financial statements included elsewhere in this report.
Other Non-Interest Expense. Other non-interest expense for 2015 decreased $2.1 million, or 1.2%, compared to 2014. Other non-interest expense during 2014 was impacted by expenses related to the acquisition of WNB during the second quarter. See Note 2 - Mergers and Acquisitions in the accompanying notes to consolidated financial statements included elsewhere in this report. Acquisition related expenses included in other non-interest expenses totaled $7.1 million during 2014. Such amounts included $3.5 million in professional services expense, $1.3 million in severance and $2.3 million in various other expenses. Excluding these acquisition related expenses during 2014, other non-interest expense for 2015 effectively increased $5.0 million, or 3.1%, compared to 2014. This effective increase was partly related to increases in professional services expense (up $2.4 million), data communications expense (up $1.8 million), guard service expense (up $1.4 million), check card expense (up $1.1 million) and travel/meals and entertainment expense (up $1.1 million), among other things. The increases in these items were partly offset by decreases in donations expense (down $1.3 million), losses on the sale/write-down of foreclosed and other assets (down $964 thousand) and sundry expense and other miscellaneous items (down $741 thousand).
Other non-interest expense for 2014 increased $15.6 million, or 10.2%, compared to 2013. As mentioned above, 2014 was impacted by expenses related to the acquisition of WNB during the second quarter. Additionally, during 2013 we wrote down certain land and other assets totaling $7.2 million. Approximately $6.2 million of this amount was related to the write-down of certain long-term bank-owned property in downtown San Antonio that was made available for sale. Excluding the aforementioned acquisition related expenses during 2014 and the write downs in 2013, other non-interest expense for 2014 effectively increased $17.1 million, or 11.9%. This effective increase was partly related to increases in check card expense (up $4.2 million), sundry and other miscellaneous expenses (up $3.3 million), advertising/promotions expense (up $2.7 million), amortization of net deferred cost related to loan commitments (up $1.9 million), guard services expense (up $842 thousand) and travel, meals and entertainment expense (up $787 thousand), among other things, partly offset by a decrease in professional services expense (down $976 thousand), among other things. During 2014, sundry and other miscellaneous expenses included an accrual of $2.2 million related to a settlement.
Results of Segment Operations
Our operations are managed along two operating segments: Banking and Frost Wealth Advisors. A description of each business and the methodologies used to measure financial performance is described in Note 19 - Operating Segments in the accompanying notes to consolidated financial statements included elsewhere in this report. Net income (loss) by operating segment is presented below:

	2015	2014	2013
Banking	$262,038	$259,457	$226,783
Frost Wealth Advisors	19,968	21,232	15,653
Non-Banks	(2,678)	(2,712)	(4,570)
Consolidated net income	$279,328	$277,977	$237,866
Banking
Net income for 2015 increased $2.6 million, or 1.0%, compared to 2014. The increase was primarily the result of a $49.1 million increase in net interest income, a $16.9 million decrease in income tax expense and an $11.7 million increase in non-interest income partly offset by a $39.6 million increase in non-interest expense and a $35.5 million increase in the provision for loan losses. Net income for 2014 increased $32.7 million, or 14.4%, compared to 2013. The increase was primarily the result of a $62.2 million increase in net interest income, a $4.3 million decrease in the provision for loan losses and a $3.1 million increase in non-interest income partly offset by a $35.9 million increase in non-interest expense and a $1.1 million increase in income tax expense.
Net interest income for 2015 increased $49.1 million, or 7.2%, compared to 2014 while net interest income for 2014 increased $62.2 million, or 10.0%, compared to 2013. The increases were primarily related to increases in the average volume of interest-earning assets. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.
The provision for loan losses for 2015 totaled $51.8 million compared to $16.3 million in 2014 and $20.6 million in 2013. See the analysis of the provision for loan losses included in the section captioned “Allowance for Loan Losses” included elsewhere in this discussion.
Non-interest income for 2015 increased $11.7 million, or 6.0%, compared to 2014. The increase was primarily related to increases in other non-interest income; insurance commissions and fees; other charges, commissions and fees; and interchange and debit card transaction fees partly offset by a decrease in service charges on deposit accounts. The increase in other non-interest income was primarily due to increases in income from public finance underwriting fees, gains on the sale of foreclosed and other assets, income from customer derivative and trading activities and earnings on life insurance policies partly offset by decreases in sundry and other miscellaneous income and lease rental income. The increase in insurance commissions and fees was related to increases in employee benefit plan commissions and fees, commercial lines property and casualty commissions and contingent commissions. The increase in other charges, commissions and fees included increases in income from capital markets fees related to financial advisory services and letters of credit fees, among other things partly offset by decreases in income from corporate finance advisory services (due to the discontinuation of the operations of Frost Securities in 2015) and human resources consulting fee income, among other things. The increase in interchange and debit card transaction fees was primarily related to an increase in income from debit card transactions and ATM service fees. The decrease in services charges on deposit accounts was primarily due to decreases in overdraft/insufficient funds charges on consumer accounts, service charges on consumer accounts and service charges on commercial accounts. See the analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

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
Non-interest expense for 2015 increased $39.6 million, or 7.2%, compared to 2014. The increase was primarily related to increases in salaries and wages, net occupancy, employee benefits and, to a lesser extent, increases in furniture and equipment expense, other non-interest expense and deposit insurance. The increase in salaries and wages was primarily related to an increase in the number of employees (partly related to the acquisition of WNB); normal annual merit and market increases; and an increase in incentive compensation. The increase in net occupancy expense was primarily related to increases in property taxes, building depreciation, lease expense, depreciation on leasehold improvements, repairs and maintenance expense and utilities expense. The increases in these items were partly related to the additional facilities added in connection with the acquisition of WNB during the second quarter of 2014, a new operations and support center, a portion of which was placed into service during the second quarter of 2015, and new financial center locations. The increase in employee benefits expense was related to increases in expenses related to our defined benefit retirement, 401(k) and profit sharing plans, medical insurance expense and payroll taxes. Other than expenses related to our defined benefit retirement plans, the aforementioned increases in the various categories of employee benefits expense were related to an increase in the number of employees, which includes those added in connection with the acquisition of WNB. The increase in furniture and equipment expense was primarily related to increases in expenses related to depreciation on furniture and equipment, software maintenance and service contracts expense partly offset by a decrease in software amortization. The increase in other non-interest expense was primarily due to increases in professional services expense, data communications expense, guard service expense, check card expense and travel/meals and entertainment expense, among other things, partly offset by decreases in donations expense, losses on the sale/write-down of foreclosed and other assets and sundry expense and other miscellaneous items. The increase in deposit insurance expense was primarily related to an increase in assets. See the analysis of these items included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.
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
Income tax expense for 2015 decreased $16.9 million, or 32.5%, compared to 2014. The decrease was related to a decrease in pre-tax net income combined with a decrease in the effective tax rate. The decrease in the effective tax rate was primarily related to an increase in the relative proportion of tax-exempt income from higher volumes of tax-exempt municipal securities. Income tax expense for 2014 increased $1.1 million, or 2.1%, compared to 2013. The increase was related to an increase in pre-tax net income partly offset by a decrease in the effective tax rate. See the section captioned “Income Taxes” included elsewhere in this discussion.
Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $49.6 million during 2015 compared to $45.8 million during 2014 and $43.8 million in 2013. Insurance commission revenues increased $3.8 million, or 8.4%, during 2015 compared to 2014 and increased $2.0 million, or 4.6%, during 2014 compared to 2013. See the analysis of insurance commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion. Frost Insurance Agency also had consulting revenues totaling $595 thousand during 2015, $1.0 million during 2014 and $1.5 million during 2013. Consulting revenues are primarily related to human resources consulting services and are reported as a component of other charges, commissions and fees.
Frost Wealth Advisors
Net income for 2015 decreased $1.3 million, or 6.0%, compared to 2014. The decrease was primarily due to a $2.1 million increase in non-interest expense and a $772 thousand decrease in non-interest income partly offset by a $900 thousand increase in net interest income and a $678 thousand decrease in income tax expense. Net income for 2014 increased $5.6 million, or 35.6%, compared to 2013. The increase was primarily due to a $14.5 million increase in non-interest income partly offset by a $6.2 million increase in non-interest expense and a $2.9 million increase in income tax expense.
Net interest income for 2015 increased $900 thousand, or 13.4% compared to 2014. Net interest income for 2014 increased $148 thousand, or 2.2%, compared to 2013. The increases were due to increases in the average volume of funds provided due to increases in the average volume of Frost Wealth Advisors' repurchase agreements and for 2015, to a lesser extent, an increase in the funds transfer price received for providing those funds.
Non-interest income for 2015 decreased $772 thousand, or 0.6%, compared to 2014. The decrease was primarily related to a decrease in trust and investment management fees. Trust and investment management fee income is the most significant income component for Frost Wealth Advisors. Investment fees are the most significant component of trust and investment management fees, making up approximately 79%, 75% and 76% of total trust and investment management fees in 2015, 2014 and 2013, respectively. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. The decrease in trust and investment management fee income during 2015 was primarily the result of decreases in oil and gas fees and securities lending income mostly offset by an increase in trust investment fees. The decrease in oil and gas fees during 2015 was primarily due to lower prices for these commodities and decreased production. Securities lending fees decreased during 2015 as we discontinued our securities lending operations at the end of the first quarter of 2015. The increase in trust investment fees during 2015 was partly due to higher average equity valuations and an increase in the number of accounts. See the analysis of trust and investment management fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest income for 2014 increased $14.5 million, or 13.5%, compared to 2013.The increase was primarily related to an increase in trust and investment management fees. The increase in trust and investment management fee income during 2014 was primarily the result of an increase in investment fees, oil and gas fees, estate fees and real estate fees. The increase in investment fees was primarily due to higher average equity valuations during 2014, business development efforts and a change in the fee schedule beginning in the fourth quarter of 2013. See the analysis of trust and investment management fees and other charges, commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for 2015 increased $2.1 million, or 2.2%, compared to 2014. The increase was primarily due to increases in salaries and wages (up $2.1 million), and employee benefits (up $547 thousand) partly offset by a decrease in other non-interest expense (down $641 thousand). The increases in salaries and wages were primarily related to normal annual merit and market increases and, to a lesser extent, an increase in incentive compensation. The increase in employee benefits was partly due to increases in expense related to our profit sharing, 401(k) and defined benefit retirement plans and payroll taxes, among other things. The decrease in other non-interest expense was related to decreases in various miscellaneous categories of expense partly offset by increased overhead cost allocations.
Non-interest expense for 2014 increased $6.2 million, or 6.9%, compared to 2013. The increase was primarily due to increases in other non-interest expense (up $4.4 million) and salaries and wages (up $1.6 million). The increase in other non-interest expense was related to increases in various miscellaneous categories of expense and overhead cost allocations. The increase in salaries and wages was primarily related to normal annual merit and market increases.
Non-Banks
The Non-Banks operating segment had a net loss of $2.7 million for both 2015 and 2014. The net loss in 2015 was positively impacted by a $2.7 million decrease in other non-interest expense mostly offset by a $2.4 million decrease in other non-interest income and a $294 thousand increase in net-interest expense. Other non-interest expense during 2014 included approximately $3.0 million of expenses associated with the acquisition of WNB during the second quarter. This amount was primarily related to professional services. The decrease in other non-interest income during 2015 was primarily related to a decrease in mineral interest income. Mineral interest income is primarily related to oil and gas royalties received from severed mineral interests owned by our wholly-owned non-banking subsidiary Main Plaza Corporation. The decrease in mineral interest income was primarily related to lower energy prices and a decrease in production.
The Non-Banks operating segment had a net loss of $2.7 million for 2014 compared to a net loss of $4.6 million in 2013. The decrease in net loss was primarily due to a $4.0 million decrease in net interest expense partly offset by a $1.1 million decrease in income tax benefit and a $729 thousand increase in non-interest expense. The decrease in net interest expense was primarily related to a decrease in the interest rate paid on our junior subordinated deferrable interest debentures as a result of the termination of an interest rate swap on the debentures in December of 2013. See Note 16 - Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report for additional information related to the interest rate swap. The decrease in the income tax benefit was primarily due to a decrease in the pre-tax net loss. The increase in non-interest expense was primarily related to expenses associated with the acquisition of WNB which included approximately $3.0 million, primarily related to professional services, which were included in the non-banks segment. (See Note 2 - Mergers and Acquisitions).
Income Taxes
We recognized income tax expense of $40.5 million, for an effective tax rate of 12.7%, in 2015 compared to $58.0 million, for an effective tax rate of 17.3%, in 2014 and $53.0 million, for an effective rate of 18.2%, in 2013. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies. The decline in the effective tax rate since 2013 is partly related to an increase in the relative proportion of tax-exempt income from higher volumes of tax-exempt municipal securities.
Sources and Uses of Funds
The following table illustrates, during the years presented, the mix of our funding sources and the assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $28.1 billion in 2015 compared to $25.8 billion in 2014 and $22.8 billion in 2013.

	2015	2014	2013
Sources of Funds:
Deposits:
Non-interest-bearing	36.3%	35.4%	33.6%
Interest-bearing	49.4	50.2	51.0
Federal funds purchased and repurchase agreements	2.3	2.2	2.4
Long-term debt and other borrowings	0.8	0.9	1.0
Other non-interest-bearing liabilities	0.9	0.8	1.2
Equity capital	10.3	10.5	10.8
Total	100.0%	100.0%	100.0%
Uses of Funds:
Loans	40.2%	40.0%	40.6%
Securities	41.4	36.4	39.1
Federal funds sold, resell agreements and interest-bearing deposits	10.9	16.3	12.6
Other non-interest-earning assets	7.5	7.3	7.7
Total	100.0%	100.0%	100.0%

Deposits continue to be our primary source of funding. Average deposits increased $2.0 billion, or 9.0%, in 2015 compared to 2014 and increased $2.8 billion, or 14.5% in 2014 compared to 2013. Average deposits in 2014 were impacted by the acquisition of $1.6 billion in deposits in connection with the acquisition of WNB during the second quarter of 2014. Non-interest-bearing deposits remain a significant source of funding, which has been a key factor in maintaining our relatively low cost of funds. Average non-interest-bearing deposits totaled 42.3% of total average deposits in 2015 compared to 41.4% in 2014, and 39.7% in 2013. The Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. To date, we have not experienced any significant additional interest costs as a result of the repeal; however, we may begin to incur interest costs associated with certain demand deposits in the future as market conditions warrant, in which case, the relative proportion of non-interest-bearing deposits to total deposits would be expected to decrease.
We primarily invest funds in loans and securities. Loans continue to be a large component of our mix of invested assets. Average loans increased $968.4 million, or 9.4%, in 2015 compared to 2014 and increased $1.1 billion, or 11.6% in 2014 compared to 2013. Average securities increased $2.2 billion, or 24.0%, in 2015 compared to 2014 and increased $474.7 million, or 5.3%, in 2014 compared to 2013. Average federal funds sold, resell agreements and interest-bearing deposits decreased $1.1 billion, or 27.0%, in 2015 compared to 2014 and increased $1.3 billion, or 46.8%, in 2014 compared to 2013. We acquired cash and cash equivalents totaling $879.7 million, loans totaling $670.6 million and securities totaling $154.2 million in connection with the acquisition of WNB during the second quarter of 2014.
Loans
Year-end loans, including leases net of unearned discounts, consisted of the following:

	2015	Percentage of Total	2014	2013	2012	2011
Commercial and industrial	$4,120,522	35.9%	$4,055,225	$3,766,635	$3,723,775	$3,028,371
Energy:
Production	1,249,678	10.9	1,160,404	616,893	765,424	683,795
Service	272,934	2.4	319,618	236,766	242,448	126,496
Other	235,583	1.9	293,923	261,750	75,314	60,295
Total energy	1,758,195	15.3	1,773,945	1,115,409	1,083,186	870,586
Commercial real estate:
Commercial mortgages	3,285,041	28.6	2,999,082	2,800,760	2,495,481	2,383,479
Construction	720,695	6.3	624,888	426,639	608,306	434,870
Land	286,991	2.5	291,907	239,937	216,008	202,478
Total commercial real estate	4,292,727	37.4	3,915,877	3,467,336	3,319,795	3,020,827
Consumer real estate:
Home equity loans	340,528	3.0	342,725	329,853	310,675	282,244
Home equity lines of credit	233,525	2.0	220,128	195,132	186,522	191,960
Other	306,696	2.6	286,198	283,219	280,150	288,605
Total consumer real estate	880,749	7.6	849,051	808,204	777,347	762,809
Total real estate	5,173,476	45.0	4,764,928	4,275,540	4,097,142	3,783,636
Consumer and other	434,338	3.8	393,437	358,116	319,745	312,536
Total loans	$11,486,531	100.0%	$10,987,535	$9,515,700	$9,223,848	$7,995,129
Overview. Year-end total loans increased $499.0 million, or 4.5%, during 2015 compared to 2014, increased $1.5 billion, or 15.5% during 2014 compared to 2013, increased $291.9 million, or 3.2% during 2013 compared to 2012 and increased $1.2 billion, or 15.4% during 2012 compared to 2011. We acquired $670.6 million of loans in connection with the acquisition of WNB during the second quarter of 2014.
The majority of our loan portfolio is comprised of commercial and industrial loans, energy loans and real estate loans. Commercial and industrial loans made up 35.9% and 36.9% of total loans at December 31, 2015 and 2014 while energy loans made up 15.3% and 16.1% of total loans at December 31, 2015 and 2014 and real estate loans made up 45.0% and 43.4% of total loans at December 31, 2015 and 2014. Energy loans include commercial and industrial loans, leases and real estate loans to borrowers in the energy industry. Real estate loans include both commercial and consumer balances.

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
Our energy loan portfolio includes loans for production, energy services and other energy loans, which includes private clients, transportation and equipment providers, manufacturers, refiners and traders. The origination process for energy loans is similar to that of commercial and industrial loans. Because, however, of the average loan size, the significance of the portfolio and the specialized nature of the energy industry, our energy lending requires a highly prescriptive underwriting policy. Production loans are secured by proven, developed and producing reserves. Loan proceeds are used for the development and drilling of additional wells, the acquisition of additional production, and/or the acquisition of additional properties to be developed and drilled. Our customers in this sector are generally large, independent, private owner-producers or large corporate producers. These borrowers typically have large capital requirements for drilling and acquisitions, and as such, loans in this portfolio are generally greater than $10 million. Production loans are collateralized by the discounted future net revenue of the reserves. Collateral is calculated at least semi-annually using third party engineer-prepared reserve studies. These reserve studies are conducted using a discount factor and base case assumptions for the current and future value of oil and gas. To qualify as collateral, typically reserves must be proven, developed and producing. For our strongest borrowers, collateral may include up to 20% proven, non-producing reserves. Loan commitments are limited to 65% of estimated reserve value. Cash flows must be sufficient to amortize the loan commitment within 120% of the half-life of the underlying reserves. Loan commitments must also be 100% cash flow covered when stressed at 75% of our base case price assumptions.
Oil and gas service, transportation, and equipment providers are economically aligned due to their reliance on drilling and active oil and gas development. Income for these borrowers is highly dependent on the level of drilling activity and rig utilization, both of which are driven by the current and future outlook for the price of oil and gas. We mitigate the credit risk in this sector through conservative concentration limits and guidelines on the profile of eligible borrowers. Guidelines require that the companies have extensive experience through several industry cycles, and that they be supported by financially competent and committed guarantors who provide a significant secondary source of repayment. Borrowers in this sector are typically privately-owned, middle-market companies with annual sales of less than $100 million. The services provided by companies in this sector are highly diversified, and include down-hole testing and maintenance, providing and threading drilling pipe, hydraulic fracturing services or equipment, seismic testing and equipment and other direct or indirect providers to the oil and gas production sector.
Our private client portfolio primarily consists of loans to wealthy individuals and their related oil and gas exploration and production entities, where the oil and gas producing reserves are not considered to be the primary source of repayment. These borrowers and guarantors typically have significant sources of wealth including significant liquid assets and/or cash flow from other investments which can fully repay the loans. The credit structures of these loans are generally similar to those of energy production loans, described above, with respect to the valuation of the reserves taken as collateral and the repayment structures.
We have a small portfolio of loans to refiners where our credit involvement with these customers is through purchases of shared national credit syndications. These borrowers refine crude oil into gasoline, diesel, jet fuel, asphalt and other petrochemicals and are not dependent on drilling or development. All of the borrowers in this portfolio are very large public companies that are important employers in several of our major markets. These borrowers, for the most part, have been long-term customers and we have a strong relationship with these companies and their executive management. There is no new customer origination process for this segment, as growth is expected to only reflect additional needs of these existing relationships.
We also have a small portfolio of loans to energy trading companies that serve as intermediaries that buy and sell oil, gas, other petrochemicals, and ethanol. These companies are not dependent on drilling or development. As a general policy, we do not lend to energy traders; however, we have made an exception to this policy for certain customers based upon their underlying business models which minimize risk as commodities are bought only to fill existing orders (back-to-back trading). As such, the commodity price risk and sale risk are eliminated. There is no new customer origination process for this segment, as growth is expected to only reflect additional needs of these existing relationships.
Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing our commercial real estate portfolio are diverse in terms of type and geographic location within Texas. This diversity helps reduce our exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, we avoid financing single-purpose projects unless other underwriting factors are present to help mitigate risk. We also utilize third-party experts to provide insight and guidance about economic conditions and trends affecting market areas we serve. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2015, approximately 52% of the outstanding principal balance of our commercial real estate loans were secured by owner-occupied properties.
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
Commercial and Industrial. Commercial and industrial loans increased $65.3 million, or 1.6%, during 2015 compared to 2014 and increased $288.6 million, or 7.7%, in 2014 compared to 2013. The Corporation acquired approximately $117.9 million of commercial and industrial loans in connection with the acquisition of WNB during 2014. Our commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with our loan policy guidelines. The commercial and industrial loan portfolio also includes the commercial lease and purchased shared national credits, which are discussed in more detail below.
Energy. Energy loans include loans to entities and individuals that are engaged in various energy-related activities including (i) the development and production of oil or natural gas, (ii) providing oil and gas field servicing, (iii) providing energy-related transportation services (iv) providing equipment to support oil and gas drilling (v) refining petrochemicals, or (vi) trading oil, gas and related commodities. Energy loans decreased $15.8 million, or 0.9%, during 2015 compared to 2014 and increased $658.5 million, or 59.0%, in 2014 compared to 2013. We acquired approximately $319.1 million of energy loans in connection with the acquisition of WNB during 2014, which contributed to the increased concentration of such loans. The average loan size, the significance of the portfolio and the specialized nature of the energy industry requires a highly prescriptive underwriting policy. Exceptions to this policy are rarely granted. Due to the large borrowing requirements of this customer base, the energy loan portfolio includes participations and purchased shared national credits, which are further discussed below.
Industry Concentrations. As of December 31, 2015 and 2014, other than energy loans, there were no concentrations of loans within any single industry in excess of 10% of total loans, as segregated by Standard Industrial Classification code (“SIC code”). The SIC code system is a federally designed standard industrial numbering system used by us to categorize loans by the borrower’s type of business. The following table summarizes the industry concentrations of our loan portfolio, as segregated by SIC code. Industry concentrations are stated as a percentage of year-end total loans as of December 31, 2015 and 2014 are presented below:

	2015	2014
Industry concentrations:
Energy	15.3%	16.1%
Public finance	5.2	5.0
Medical services	4.7	5.0
Manufacturing, other	3.9	3.8
General and specific trade contractors	3.6	3.5
Building materials and contractors	3.3	3.0
Automobile dealers	3.0	2.9
Services	2.6	2.7
Religion	2.4	2.5
Transportation	2.0	2.1
Insurance	1.9	2.2
Legal services	1.8	2.1
All other (30 categories in 2015 and 2014)	50.3	49.1
Total loans	100.0%	100.0%
Large Credit Relationships. The market areas served by us include three of the top ten most populated cities in the United States. These market areas are also home to a significant number of Fortune 500 companies. As a result, we originate and maintain large credit relationships with numerous commercial customers in the ordinary course of business. We consider large credit relationships to be those with commitments equal to or in excess of $10.0 million, excluding treasury management lines exposure, prior to any portion being sold. Large relationships also include loan participations purchased if the credit relationship with the agent is equal to or in excess of $10.0 million. In addition to our normal policies and procedures related to the origination of large credits, our Central Credit Committee (CCC) must approve all new and renewed credit facilities which are part of large credit relationships. The CCC meets regularly and reviews large credit relationship activity and discusses the current pipeline, among other things.
The following table provides additional information on our large credit relationships outstanding at year-end.

	2015			2014
	Number of Relationships	Period-End Balances		Number of Relationships	Period-End Balances
		Committed	Outstanding		Committed	Outstanding
Committed amount:
$20.0 million and greater	199	$7,657,347	$4,362,431	189	$7,168,371	$4,013,816
$10.0 million to $19.9 million	178	2,467,249	1,543,741	169	2,365,671	1,536,108

The average commitment per large credit relationship in excess of $20.0 million totaled $38.5 million at December 31, 2015 and $37.9 million at December 31, 2014. The average outstanding balance per large credit relationship with a commitment in excess of $20.0 million totaled $21.9 million at December 31, 2015 and $21.2 million at December 31, 2014. The average commitment per large credit relationship between $10.0 million and $19.9 million totaled $13.9 million at December 31, 2015 and $14.0 million at December 31, 2014. The average outstanding balance per large credit relationship with a commitment between $10 million and $19.9 million totaled $8.7 million at December 31, 2015 and $9.1 million at December 31, 2014.
Purchased Shared National Credits (“SNCs”). Purchased SNCs are participations purchased from upstream financial organizations and tend to be larger in size than our originated portfolio. Our purchased SNC portfolio totaled $831.4 million at December 31, 2015 increasing $93.3 million, or 12.6%, from $738.2 million at December 31, 2014. At December 31, 2015, 62.4% of outstanding purchased SNCs were related to the energy industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the energy and commercial and industrial portfolios, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of our customers. As a matter of policy, we generally only participate in SNCs for companies headquartered in or which have significant operations within our market areas. In addition, we must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes. The following table provides additional information about certain credits within our purchased SNCs portfolio as of year-end.

	2015			2014
	Number of Relationships	Period-End Balances		Number of Relationships	Period-End Balances
		Committed	Outstanding		Committed	Outstanding
Purchased shared national credits:
$20.0 million and greater	50	$1,681,281	$668,803	48	$1,622,974	$619,418
$10.0 million to $19.9 million	18	260,407	153,340	12	182,620	93,775
Real Estate Loans. Real estate loans increased $408.5 million, or 8.6%, during 2015 compared to 2014 and increased $489.4 million, or 11.4%, in 2014 compared to 2013. We acquired approximately $227.9 million of real estate loans (including approximately $135.4 million of commercial real estate, approximately $73.2 million of real estate construction and approximately $19.3 million of consumer real estate) in connection with the acquisition of WNB during 2014. Real estate loans include both commercial and consumer balances. Commercial real estate loans totaled $4.3 billion, or 83.0% of total real estate loans, at December 31, 2015 and $3.9 billion, or 82.2% of total real estate loans, at December 31, 2014. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. Our primary focus for the commercial real estate portfolio has been growth in loans secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan.

The following tables summarize our commercial real estate loan portfolio, including commercial real estate loans reported as a component of our energy loan portfolio segment, as segregated by (i) the type of property securing the credit and (ii) the geographic region in which the loans were originated. Property type concentrations are stated as a percentage of year-end total commercial real estate loans as of December 31, 2015 and 2014:

	2015	2014
Property type:
Office building	17.8%	17.1%
Office/warehouse	15.6	16.4
Non-farm/non-residential	9.2	8.8
Medical offices and services	7.7	7.3
Multifamily	7.0	6.0
Religious	5.7	6.4
1-4 Family	5.7	5.3
Retail	5.2	5.2
All other	26.1	27.5
Total commercial real estate loans	100.0%	100.0%
Geographic region:
San Antonio	26.4%	26.0%
Houston	19.9	17.9
Fort Worth	19.3	20.7
Dallas	13.9	13.2
Austin	9.2	9.3
Rio Grande Valley	4.4	4.9
Permian Basin	4.2	4.8
Corpus Christi	2.7	3.2
Total commercial real estate loans	100.0%	100.0%
Consumer and Other Loans. The consumer and other loan portfolio at December 31, 2015, including all consumer real estate, increased $72.6 million, or 5.8%, from December 31, 2014. As the following table illustrates, the consumer loan portfolio has two distinct segments, including consumer real estate and consumer installment.

	2015	2014
Consumer real estate:
Home equity loans	$340,528	$342,725
Home equity lines of credit	233,525	220,128
Other	306,696	286,198
Total consumer real estate	880,749	849,051
Consumer and other	434,338	393,437
Total consumer loans	$1,315,087	$1,242,488
Consumer real estate loans at December 31, 2015 increased $31.7 million, or 3.7%, from December 31, 2014. Combined, home equity loans and lines of credit made up 65.2% and 66.3% of the consumer real estate loan total at December 31, 2015 and 2014, respectively. We offer home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans. In general, we do not originate 1-4 family mortgage loans; however, from time to time, we may invest in such loans to meet the needs of our customers.
The consumer installment loan portfolio primarily consists of automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents, and other similar types of credit facilities.
Foreign Loans. We make U.S. dollar-denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at December 31, 2015 or 2014.

Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table presents the maturity distribution of our commercial and industrial loans, energy loans, real estate construction loans and commercial real estate loans, excluding leases, at December 31, 2015. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate or LIBOR.

	Due in One Year or Less	After One, but Within Five Years	After Five Years	Total
Commercial and industrial	$1,608,649	$1,656,205	$592,703	$3,857,557
Energy	1,080,475	542,551	51,495	1,674,521
Real estate construction	411,974	1,606,410	1,553,648	3,572,032
Commercial real estate	220,702	399,539	100,454	720,695
Total	$3,321,800	$4,204,705	$2,298,300	$9,824,805

Loans with fixed interest rates	$1,169,047	$1,177,963	$944,032	$3,291,042
Loans with floating interest rates	2,152,753	3,026,742	1,354,268	6,533,763
Total	$3,321,800	$4,204,705	$2,298,300	$9,824,805
We generally structure commercial loans with shorter-term maturities in order to match our funding sources and to enable us to effectively manage the loan portfolio by providing the flexibility to respond to liquidity needs, changes in interest rates and changes in underwriting standards and loan structures, among other things. Due to the shorter-term nature of such loans, from time to time and in the ordinary course of business, we will renew/extend maturing lines of credit or refinance existing loans at their maturity dates. Some loans may renew multiple times in a given year as a result of general customer practice and need. These renewals, extensions and refinancings are made in the ordinary course of business for customers that meet our normal level of credit standards. Such borrowers typically request renewals to support their on-going working capital needs to finance their operations. Such borrowers are not experiencing financial difficulties and generally could obtain similar financing from another financial institution. In connection with each renewal, extension or refinancing, we may require a principal reduction, adjust the rate of interest and/or modify the structure and other terms to reflect the current market pricing/structuring for such loans or to maintain competitiveness with other financial institutions. In such cases, we do not generally grant concessions, and, except for those reported in Note 4 - Loans, any such renewals, extensions or refinancings that occurred during the reported periods were not deemed to be troubled debt restructurings pursuant to applicable accounting guidance. Loans exceeding $1.0 million undergo a complete underwriting process at each renewal.

Non-Performing Assets and Potential Problem Loans
Non-Performing Assets. Year-end non-performing assets and accruing past due loans were as follows:

	2015	2014	2013	2012	2011
Non-accrual loans:
Commercial and industrial	$25,111	$34,108	$26,143	$45,158	$43,874
Energy	21,180	636	590	1,150	—
Commercial real estate	35,088	22,431	27,035	39,731	45,149
Consumer real estate	1,862	2,212	2,207	2,773	4,587
Consumer and other	226	538	745	932	728
Total non-accrual loans	83,467	59,925	56,720	89,744	94,338
Restructured loans	—	—	1,137	—	—
Foreclosed assets:
Real estate	2,255	5,251	11,916	15,152	26,608
Other	—	—	—	350	—
Total foreclosed assets	2,255	5,251	11,916	15,502	26,608
Total non-performing assets	$85,722	$65,176	$69,773	$105,246	$120,946
Ratio of non-performing assets to:
Total loans and foreclosed assets	0.75%	0.59%	0.73%	1.14%	1.51%
Total assets	0.30	0.23	0.29	0.46	0.60
Accruing past due loans:
30 to 89 days past due	$59,480	$42,881	$31,297	$35,969	$42,463
90 or more days past due	8,108	20,941	7,635	6,994	17,417
Total accruing past due loans	$67,588	$63,822	$38,932	$42,963	$59,880
Ratio of accruing past due loans to total loans:
30 to 89 days past due	0.52%	0.39%	0.33%	0.39%	0.53%
90 or more days past due	0.07	0.19	0.08	0.08	0.22
Total accruing past due loans	0.59%	0.58%	0.41%	0.47%	0.75%
Non-performing assets include non-accrual loans, trouble debt restructurings and foreclosed assets. Non-performing assets at December 31, 2015 increased $20.5 million compared to December 31, 2014 and decreased $4.6 million at December 31, 2014 compared to December 31, 2013.The level of non-performing assets during 2012 and 2011 was reflective of the weaker economic conditions which began in the latter part of 2008.
Non-accrual commercial and industrial loans included one credit relationship in excess of $5 million totaling $15.0 million at December 31, 2015, one such credit relationship totaling $15.5 million at December 31, 2014 and one such credit relationship totaling $6.3 million at December 31, 2013. Non-accrual energy loans included one credit relationship in excess of $5 million totaling $12.5 million at December 31, 2015. We did not have any significant energy loans on non-accrual status during the reported periods prior to 2015. The increase in non-accrual energy loans during 2015 is partly related to the decline in oil prices during 2015, as more fully discussed in the section captioned “Allowance for Loan Losses” below. Non-accrual real estate loans primarily consist of land development, 1-4 family residential construction credit relationships and loans secured by office buildings and religious facilities. Non-accrual commercial real estate loans included one credit relationship in excess of $5 million totaling $22.6 million at December 31, 2015, one such credit relationship totaling $5.6 million at December 31, 2014 and one such credit relationship totaling $7.3 million at December 31, 2013. One credit relationship totaling $5.6 million at December 31, 2014 and $7.9 million at December 31, 2013 was included in both non-accrual commercial and industrial loans ($2.7 million at December 31, 2014 and $4.7 million at December 31, 2013) and non-accrual commercial real estate loans ($2.9 million at December 31, 2014 and $3.2 million at December 31, 2013).
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
Foreclosed assets represent property acquired as the result of borrower defaults on loans. Foreclosed assets are recorded at estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for loan losses. Regulatory guidelines require us to reevaluate the fair value of foreclosed assets on at least an annual basis. Our policy is to comply with the regulatory guidelines. Write-downs are provided for subsequent declines in value and are included in other non-interest expense along with other expenses related to maintaining the properties. Write-downs of foreclosed assets totaled $36 thousand, $1.3 million and $895 thousand during 2015, 2014 and 2013 respectively. During 2012 and 2011, foreclosed assets, particularly among certain classes of property (primarily land), experienced significant deterioration in fair values as a result of the prevailing weaker economic conditions. Write-downs of foreclosed assets totaled $2.1 million and $2.8 million during 2012 and 2011, respectively. There were no significant concentrations of any properties, to which the aforementioned write-downs relate, in any single geographic region.
Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At December 31, 2015 and 2014, we had $110.3 million and $15.1 million in loans of this type which are not included in any one of the non-accrual, restructured or 90 days past due loan categories. At December 31, 2015, potential problem loans consisted of ten credit relationships. Of the total outstanding balance at December 31, 2015, 73.4% related to five customers in the energy industry and 11.3% related to one customer in distribution. Weakness in these organizations’ operating performance, financial condition and borrowing base deficits for certain energy credits, among other factors, have caused us to heighten the attention given to these credits. As such, all of the loans identified as potential problem loans at December 31, 2015 were graded as “special mention” (risk grade 10) or “substandard - accrual” (risk grade 11). Potential problem loans impact the allocation of our allowance for loan losses as a result of our risk grade based allocation methodology. See Note 4 - Loans in the accompanying consolidated financial statements for details regarding our allowance allocation methodology.
Allowance For Loan Losses
The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of inherent losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. Our allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. Our process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, classified and criticized loans and net charge-offs or recoveries, among other factors. The provision for loan losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance for loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools. See Note 4 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report for further details regarding our methodology for estimating the appropriate level of the allowance for loan losses.

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

	2015		2014		2013		2012		2011
	Allowance for Loan Losses	Percentage of Loans in each Category to Total Loans	Allowance for Loan Losses	Percentage of Loans in each Category to Total Loans	Allowance for Loan Losses	Percentage of Loans in each Category to Total Loans	Allowance for Loan Losses	Percentage of Loans in each Category to Total Loans	Allowance for Loan Losses	Percentage of Loans in each Category to Total Loans
Commercial and industrial	$42,993	35.9%	$44,273	36.9%	$46,700	39.6%	$46,585	40.4%	$37,612	37.9%
Energy	54,696	15.3	14,919	16.1	6,090	11.7	7,579	11.7	5,162	10.9
Commercial real estate	24,313	37.4	27,163	35.7	22,590	36.4	29,346	36.0	20,912	37.8
Consumer real estate	4,659	7.6	5,178	7.7	5,230	8.5	5,252	8.4	3,540	9.5
Consumer and other	9,198	3.8	8,009	3.6	5,010	3.8	3,507	3.5	12,635	3.9
Unallocated	—	—	—	—	6,818	—	12,184	—	30,286	—
Total	$135,859	100.0%	$99,542	100.0%	$92,438	100.0%	$104,453	100.0%	$110,147	100.0%
Allocation of the Allowance for Loan Losses at December 31, 2015 vs. December 31, 2014
The reserve allocated to commercial and industrial loans at December 31, 2015 decreased $1.3 million compared to December 31, 2014. This decrease was primarily related to decreases in macroeconomic valuation allowances and general valuation allowances related to credit and collateral exceptions and highly leveraged credit relationships partly offset by a decrease in the adjustment for recoveries and increases in general valuation allowances related to excessive industry concentrations and specific valuation allowances. Macroeconomic valuation allowances for commercial and industrial loans totaled $7.8 million at December 31, 2015 compared to $12.1 million at December 31, 2014. The decrease was partly related to a decrease in classified loans (loans having a risk grade of 11, 12 or 13) from $88.9 million at December 31, 2014 to $74.6 million at December 31, 2015 and the continued positive trends in the weighted-average risk grade of commercial and industrial loans and the level of gross charge-offs. The weighted-average risk grade of commercial and industrial loans was 6.13 at December 31, 2015 compared to 6.16 at December 31, 2014 and 6.27 at December 31, 2013. Gross commercial loan charge-offs totaled $11.1 million in 2015 compared to $12.1 million in 2014 and $32.0 million in 2013. The decrease in the macroeconomic valuation allowance was also partly related to a decrease in the distressed industries allocation for commercial and industrial loans which decreased $640 thousand from $3.1 million at December 31, 2014 to $2.5 million at December 31, 2015. The decrease was primarily related to improvements in the weighted-average risk grades of certain segments of the contractors industry to a level below that of the weighted-average risk grade for all pass-grade loans within the overall loan portfolio segment. As a result, additional distressed industry allocations were no longer necessary for these segments of the contractors industry. As discussed in Note 4 - Loans in the accompanying consolidated financial statements, beginning in 2015, general valuation allowances related to credit and collateral exceptions are captured within our loan risk grade matrix and are a component of our historical valuation allowances. Accordingly, there were no general valuation allowance allocations for credit and collateral exceptions at December 31, 2015, while such allocations totaled $1.2 million at December 31, 2014. General valuation allowances related to highly leveraged credit relationships decreased $978 thousand from $3.5 million at December 31, 2014 to $2.5 million at December 31, 2015 primarily due to a decrease in the volume of such credit relationships. The adjustment for recoveries decreased $2.4 million from $5.7 million at December 31, 2014 to $3.3 million at December 31, 2015 primarily due to the lower level of adjusted recoveries experienced in 2015 relative to 2014. General valuation allowances related to excessive industry concentrations increased $2.1 million from $1.4 million at December 31, 2014 to $3.5 million at December 31, 2015 primarily due to increased risk concentrations related to credits within the food manufacturing, lodging, financial services and chemicals industries as well as increased risk concentrations within shared national credits. Specific valuation allowances for commercial and industrial loans increased $765 thousand from $1.6 million at December 31, 2014 to $2.4 million at December 31, 2015.

The reserve allocated to energy loans at December 31, 2015 increased $39.8 million compared to December 31, 2014. This increase was primarily related to increases in macroeconomic valuation allowances, historical valuation allowances, general valuation allowances related to excessive industry concentrations and specific valuation allowances. Macroeconomic valuation allowances related to energy loans totaled $26.0 million at December 31, 2015 compared to $5.5 million at December 31, 2014. The increase in macroeconomic valuation allowances is reflective of continued oil price volatility and the ongoing downturn in the energy industry. The price per barrel of crude oil was approximately $53 as of December 31, 2014 decreasing to approximately $37 as of December 31, 2015 and further declining below $30 in January 2016. The impact of this decline is reflected in the upward migration of the weighted average risk-grade of our energy loan portfolio to 6.89 at December 31, 2015 from 5.45 at December 31, 2014. We performed a sensitivity stress test on individual loans within our energy loan portfolio as of December 31, 2015. In connection with this analysis, we assumed a reduction of oil prices to $28.13, or 75% of the 2016 oil price deck of $37.50. We also assessed the financial strength of individual borrowers, the quality of collateral, the relative experience of the individual borrowers and their ability to withstand an economic downturn. This review encompassed approximately 83% of our outstanding energy loans, including approximately 90% of production-related loans. As a result of our analysis, we recognized an additional $22.0 million provision for loan losses during the fourth quarter of 2015 to allocate additional reserves for the added inherent risk within our energy loan portfolio resulting from the continued oil price volatility and the ongoing downturn in the energy industry. Macroeconomic valuation allowances for energy loans were also impacted by the environmental risk adjustment which increased $2.1 million from $1.7 million at December 31, 2014 to $3.8 million at December 31, 2015. Historical valuation allowances increased $14.0 million from $7.2 million at December 31, 2014 to $21.2 million at December 31, 2015. The increase in historical valuation allowances was due to an increase in the volume of classified energy loans, particularly those graded as “substandard - accrual” (risk grade 11) and an increase in the volume of non-classified energy loans graded as “watch” (risk grade 9) and “special mention” (risk grade 10). Classified energy loans (loans having a risk grade of 11, 12 or 13) totaled $98.0 million at December 31, 2015 compared to $6.0 million at December 31, 2014. Non-classified energy loans graded as “watch” and “special mention” (risk grades 9 and 10) totaled $274.4 million at December 31, 2015 compared to $27.5 million at December 31, 2014. Historical valuation allowances were also partly impacted by the aforementioned change in our allocation methodology related to credit and collateral exceptions. As discussed above, general valuation allowances related to credit and collateral exceptions are now captured within our loan risk grade matrix and are a component of our historical valuation allowances. The impact of the aforementioned volume increases and methodology change was partly offset by decreases in the historical loss allocation factors applied to certain categories of non-classified and classified energy loans. The reserve allocated for excessive industry concentrations increased $2.1 million from $735 thousand at December 31, 2014 to $2.8 million at December 31, 2015 primarily due to increased risk concentrations related to energy service, energy production and energy equipment manufacturing credits. Specific valuation allowances for energy loans totaled $2.0 million at December 31, 2015 while there were no specific valuation allowances for energy loans at December 31, 2014.
The reserve allocated to commercial real estate loans at December 31, 2015 decreased $2.9 million compared to December 31, 2014. The decrease was primarily related to decreases in macroeconomic valuation allowances and general valuation allowances related to credit and collateral exceptions and highly leveraged credit relationships partly offset by a decrease in the adjustment for recoveries combined with increases in historical valuation allowances and general valuation allowances related to large credit relationships. Macroeconomic valuation allowances for commercial real estate loans totaled $4.2 million at December 31, 2015 compared to $7.1 million at December 31, 2014. Despite increases in classified commercial real estate loans and the weighted-average risk grade of commercial real estate loans, the decrease in macroeconomic valuation allowances for commercial real estate loans primarily reflects the relatively low level of net charge-offs experienced in recent years. We had net recoveries related to commercial real estate loans totaling $332 thousand in 2015 compared to net charge-offs of $2.0 million in 2014 and $125 thousand in 2013. As mentioned above, general valuation allowances related to credit and collateral exceptions are now captured within our loan risk grade matrix and are a component of our historical valuation allowances. Accordingly, there were no general valuation allowance allocations for credit and collateral exceptions at December 31, 2015, while such allocations totaled $681 thousand at December 31, 2014. General valuation allowances related to highly leveraged credit relationships decreased $594 thousand from $1.3 million at December 31, 2014 to $753 thousand at December 31, 2015 primarily due to a decrease in the volume of such credit relationships. The adjustment for recoveries decreased $811 thousand from $1.8 million at December 31, 2014 to $989 thousand at December 31, 2015 primarily due to the lower level of recoveries experienced in 2015 relative to 2014. Historical valuation allowances increased $860 thousand from $14.7 million at December 31, 2014 to $15.5 million at December 31, 2015. The increase in historical valuation allowances was due to an increase in the volume of non-classified commercial real estate loans particularly those graded as “pass” and “watch” (risk grade 9) and, to a lesser extent, classified commercial real estate loans. Non-classified commercial real estate loans increased $355.9 million from December 31, 2014 to December 31, 2015. This increase included a $296.7 million increase in commercial real estate loans graded as “pass” and a $73.1 million increase in commercial real estate loans graded as “watch” (risk grade 9) partly offset by a $13.9 million decrease in commercial real estate loans graded as “special mention” (risk grade 10). Classified commercial real estate loans (loans having a risk grade of 11, 12 or 13) increased $20.9 million from $65.8 million at December 31, 2014 to $86.8 million at December 31, 2015. The weighted-average risk grade of commercial real estate loans was 6.88 at December 31, 2015 compared to 6.79 at December 31, 2014. Historical valuation allowances were also partly impacted by a change in our allocation methodology related to credit and collateral exceptions, as discussed above. General valuation allowances related to large credit relationships increased $206 thousand from December 31, 2014 to December 31, 2015 primarily due to increases in the volumes of such credit relationships.
The reserve allocated to consumer real estate loans at December 31, 2015 decreased $519 thousand compared to December 31, 2014. This decrease was primarily due to a decrease in the macroeconomic valuation allowances combined with an increase in the adjustment for recoveries partly offset by increases in general valuation allowances for loans not reviewed by concurrence and historical valuation allowances.
The reserve allocated to consumer and other loans at December 31, 2015 increased $1.2 million compared to December 31, 2014. The increase was primarily related to an increase in the historical valuation allowances due to an increase in the historical loss allocation factor applied to consumer and other loans and an increase in the volume of such loans. This increase was partly offset by an increase in the adjustment for recoveries combined with a decrease in macroeconomic valuation allowances.
Allocation of the Allowance for Loan Losses at December 31, 2014 vs. December 31, 2013
The reserve allocated to commercial and industrial loans at December 31, 2014 decreased $2.4 million compared to December 31, 2013. At December 31, 2014, the reserve allocated to commercial and industrial loans included general valuation allowances related to policy exceptions ($1.5 million) and credit and collateral exceptions ($1.2 million) and certain macroeconomic valuation allowances ($3.9 million) which were previously reported as components of unallocated reserves at December 31, 2013. Excluding the effect of these items, the reserve allocated to commercial and industrial loans at December 31, 2014 decreased $8.9 million compared to December 31, 2013. This decrease was primarily related to decreases in macroeconomic valuation allowances related to distressed industries, allocations for specific loans and general valuation allowances related to highly leveraged credit relationships and an increase in the adjustment for recoveries. The macroeconomic valuation allowance related to distressed industries within our commercial and industrial loan portfolio segment decreased $4.7 million from $7.8 million at December 31, 2013 to $3.1 million at December 31, 2014. The decrease was primarily related to improvements in the weighted-average risk grades of certain segments of the contractors industry to a level below that of the weighted-average risk grade for all pass-grade loans within the overall loan portfolio segment. As a result, additional distressed industry allocations were no longer necessary for these segments of the contractors industry. Allocations for specific loans decreased $2.5 million from $4.1 million at December 31, 2013 to $1.6 million at December 31, 2014. General valuation allowances related to highly leveraged credit relationships decreased $1.0 million from $4.5 million at December 31, 2013 to $3.5 million at December 31, 2014 due to a decrease in the volume of such credit relationships. The adjustment for recoveries increased $2.1 million from $3.6 million at December 31, 2013 to $5.7 million at December 31, 2014 primarily due to the higher level of recoveries experienced in 2014 relative to 2013.
The reserve allocated to energy loans at December 31, 2014 increased $8.8 million compared to December 31, 2013. At December 31, 2014, the reserve allocated to energy loans included general valuation allowances related to policy exceptions ($410 thousand) and credit and collateral exceptions ($319 thousand) and certain macroeconomic valuation allowances ($3.9 million) which were previously reported as components of unallocated reserves at December 31, 2013. Excluding the effect of these items, the reserve allocated to energy loans at December 31, 2014 increased $4.2 million compared to December 31, 2013. This increase was primarily related to increases in historical valuation allowances, macroeconomic valuation allowances related to the environmental risk adjustment and general valuation allowances related to highly leveraged credit relationships partly offset by an increase in the adjustment for recoveries. Historical valuation allowances increased $3.0 million from $4.1 million at December 31, 2013 to $7.2 million at December 31, 2014. The increase in historical valuation allowances was primarily due to an increase in the volume of non-classified energy loans and increases in the historical loss allocation factors applied to certain categories of non-classified and classified energy loans. Macroeconomic valuation allowances related to the environmental risk adjustment increased $560 thousand from $1.1 million at December 31, 2013 to $1.7 million at December 31, 2014. General valuation allowances related to highly leveraged credit relationships at December 31, 2014 increased $449 thousand compared to December 31, 2013 due to an increase the in the volume of such credit relationships. The adjustment for recoveries at December 31, 2014 increased $499 thousand compared to December 31, 2013 primarily due to the higher level of recoveries experienced in 2014 relative to 2013.
The reserve allocated to commercial real estate loans at December 31, 2014 increased $4.6 million compared to December 31, 2013. At December 31, 2014, the reserve allocated to commercial real estate loans included general valuation allowances related to policy exceptions ($875 thousand) and credit and collateral exceptions ($681 thousand) and certain macroeconomic valuation allowances ($3.5 million) which were previously reported as components of unallocated reserves at December 31, 2013. Excluding the effect of these items, the reserve allocated to commercial real estate loans at December 31, 2014 decreased $521 thousand compared to December 31, 2013. This decrease was primarily related to a decrease in allocations for specific loans, an increase in the adjustment for recoveries and a decrease in macroeconomic valuation allowances related to distressed industries mostly offset by increases in historical valuation allowances and general valuation allowances related to highly leveraged credit relationships and large credit relationships. Allocations for specific loans decreased $2.7 million from $2.8 million at December 31, 2013 to $67 thousand at December 31, 2014. The adjustment for recoveries increased $596 thousand from $1.2 million at December 31, 2013 to $1.8 million at December 31, 2014 primarily due to the higher level of recoveries experienced in 2014 relative to 2013. Macroeconomic valuation allowances related to distressed industries within our commercial real estate loan portfolio segment decreased $381 thousand. As mentioned above, the decrease was primarily related to improvements in the weighted-average risk grades of certain segments of the contractors industry. Historical valuation allowances increased $1.6 million from $13.0 million at December 31, 2013 to $14.6 million at December 31, 2014 primarily due to an increase in the volume of pass grade commercial real estate loans. General valuation allowances related to highly leveraged credit relationships and large credit relationships increased $728 thousand and $478 thousand, respectively, from December 31, 2013 to December 31, 2014 primarily due to increases in the volumes of such credit relationships.
The reserve allocated to consumer real estate loans at December 31, 2014 decreased $52 thousand compared to December 31, 2013. At December 31, 2014, the reserve allocated to consumer real estate loans included certain macroeconomic valuation allowances ($715 thousand) which were previously reported as a component of unallocated reserves at December 31, 2013. Excluding the effect of these allocations, the reserve allocated to consumer real estate loans at December 31, 2014 decreased $767 thousand compared to December 31, 2013. This decrease was primarily due to a decrease in historical valuation allowances which decreased $627 thousand from $2.6 million at December 31, 2013 to $2.0 million at December 31, 2014.
The reserve allocated to consumer and other loans at December 31, 2014 increased $3.0 million compared to December 31, 2013. At December 31, 2014, the reserve allocated to consumer and other loans included certain macroeconomic valuation allowances ($1.1 million) which were previously reported as a component of unallocated reserves at December 31, 2013. Excluding the effect of these allocations, the reserve allocated to consumer and other loans at December 31, 2014 increased $1.9 million compared to December 31, 2013. The increase was primarily related to an increase in the historical valuation allowances due to an increase in the historical loss allocation factor applied to consumer and other loans.
There was no unallocated portion of the allowance for loan losses at December 31, 2014. At December 31, 2013, the unallocated portion of the allowance for loan losses totaled $6.8 million. As discussed above, as of December 31, 2014, general valuation allowances related to loans originated with policy, credit and/or collateral exceptions that exceed specified risk grades and certain macroeconomic valuation allowances were allocated to specific loan portfolio segments, rather than left unallocated. The aggregate general valuation allowance allocated to specific loan portfolio segments related to policy exceptions totaled $2.8 million at December 31, 2014 compared to $2.5 million in general valuation allowances related to policy exceptions reported as a part of the unallocated portion of the allowance for loan losses at December 31, 2013. The aggregate general valuation allowance allocated to specific loan portfolio segments for credit and collateral exceptions totaled $2.2 million at December 31, 2014 compared to $1.4 million in general valuation allowances for credit and collateral exceptions reported as a part of the unallocated portion of the allowance for loan losses at December 31, 2013. The aggregate amount of certain macroeconomic valuation allowances allocated to specific loan portfolio segments totaled $13.1 million at December 31, 2014 compared to $2.9 million in such valuation allowances reported as a part of the unallocated portion of the allowance for loan losses at December 31, 2013. The overall increase in macroeconomic valuation allowances in 2014 compared to 2013 was reflective of loan growth that was occurring in a positively trending but uncertain economic environment as reflected in the prevailing market volatility and decreasing oil prices. We had also experienced an increase in past due loans, though the overall combined level of classified commercial and industrial, energy and commercial real estate loans had decreased

$40.1 million since December 31, 2013 while the weighted-average risk grade of these portfolios was 6.29% at December 31, 2014 compared to 6.40% at December 31, 2013.
Allocation of the Allowance for Loan Losses at December 31, 2013 vs. December 31, 2012
The reserve allocated to commercial and industrial loans at December 31, 2013 did not significantly fluctuate compared to December 31, 2012 as increases in general valuation allowances related to highly leveraged credit relationships and macroeconomic valuation allowances combined with a decrease in the adjustment for recoveries were mostly offset by decreases in general valuation allowances related to excessive industry concentrations and historical valuation allowances. The reserve allocated for energy loans at December 31, 2013 decreased $1.5 million compared to December 31, 2012 primarily due to decreases in specific valuation allowances and historical valuation allowances, which was primarily due to a decrease in the historical loss allocation factor applied to pass grade energy loans. The reserve allocated to commercial real estate loans at December 31, 2013 decreased $6.8 million compared to December 31, 2012. The decrease was primarily related to decreases in the historical valuation allowances related to pass and watch grade commercial real estate loans due, in part, to decreases in the historical loss allocation factors applied to such loans. The decrease was also partly related to decreases in general valuation allowances related to excessive industry concentrations and macroeconomic valuation allowances related to distressed industries and the environmental risk adjustment. The reserve allocated to consumer real estate loans at December 31, 2013 did not significantly fluctuate compared to December 31, 2012 as decreases in historical valuation allowances as well as decreases in general valuation allowances related to loans that did not undergo a separate, independent concurrence review during the underwriting process and macroeconomic valuation allowances related to the environmental risk adjustment were mostly offset by a decrease in the adjustment for recoveries. The reserve allocated to consumer and other loans at December 31, 2013 increased $1.5 million compared to December 31, 2012. The increase was primarily related to an increase in historical valuation allowances due to an increase in the historical loss allocation factor applied to consumer and other loans, combined with the effect of a higher volume of such loans, and an increase in macroeconomic valuation allowances related to the environmental risk adjustment. The increase from these items was partly offset by a decrease in general valuation allowances related to loans that did not undergo a separate, independent concurrence review during the underwriting process and an increase in the adjustment for recoveries. The unallocated portion of the allowance for loan losses at December 31, 2013 decreased $5.4 million compared to December 31, 2012. This decrease was primarily due to a decrease in the certain macroeconomic valuation allowances (down $5.2 million). This decrease was reflective of improving trends in certain components of the Texas Leading Index and, aside from $18.8 million in charge-offs related to a single customer relationship which was not considered to be indicative of a decline in the overall credit quality of our loan portfolio, the trend in net charge-offs had stabilized at improved levels compared to recent years. The overall level of classified commercial and industrial, energy and commercial real estate loans decreased approximately $17.3 million, or 7.9%, at December 31, 2013 compared to December 31, 2012 while the overall weighted-average risk grades of these portfolios was 6.40% at December 31, 2013 and 6.39% December 31, 2012.
Allocation of the Allowance for Loan Losses at December 31, 2012 vs. December 31, 2011
As of December 31, 2012, the reserve allocated to commercial and industrial loans increased $9.0 million compared to December 31, 2011. As of December 31, 2012, the reserve allocated to commercial and industrial loans included $5.6 million related to certain general valuation allowances that were previously reported as components of the unallocated portion of the allowance for loan losses. Excluding the impact of this reclassification of these general valuation allowances, the reserve allocated to commercial and industrial loans at December 31, 2012 increased $3.4 million from December 31, 2011. The increase was primarily related to increases in allocations for specific loans, general valuation allowances related to distressed industries and macroeconomic valuation allowances related to the environmental risk adjustment partly offset by a decrease in historical valuation allowances that was partly related to a decrease in classified commercial and industrial loans.
As of December 31, 2012, the reserve allocated to energy loans increased $2.4 million compared to December 31, 2011. As of December 31, 2012, the reserve allocated to energy loans included $450 thousand related to certain general valuation allowances that were previously reported as components of the unallocated portion of the allowance for loan losses. Excluding the impact of this reclassification of these general valuation allowances, the reserve allocated to energy loans at December 31, 2012 increased $2.0 million from December 31, 2011. The increase was primarily related to increases in historical valuation allowances due to an increase in the volume of pass grade energy loans and an increase in allocations for specific loans.

As of December 31, 2012, the reserve allocated to commercial real estate loans increased $8.4 million compared to December 31, 2011. The reserve allocated to commercial real estate loans included $5.7 million related to certain general valuation allowances that were previously reported as components of the unallocated portion of the allowance for loan losses. Excluding the impact of this reclassification of these general valuation allowances, the reserve allocated to commercial real estate loans at December 31, 2012 increased $2.8 million compared to December 31, 2011. The increase was primarily related to an increase in allocations for specific loans, an increase in historical valuation allowances due to an increase in the volume of non-classified commercial real estate loans and an increase in macroeconomic valuation allowances related to distressed industries partly offset by the effect of a decrease in classified loans. The allowance allocated to commercial real estate loans at December 31, 2012 was also impacted by a decrease in the historical loss allocation factors applied to certain categories of non-classified and classified commercial real estate loans compared to the historical loss allocation factors used in 2011.
The reserve allocated to consumer real estate loans at December 31, 2012 increased $1.7 million compared to December 31, 2011. The reserve allocated to consumer real estate loans included $1.6 million related to certain general valuation allowances that were previously reported as components of the unallocated portion of the allowance for loan losses. Excluding the impact of this reclassification of these general valuation allowances, the reserve allocated to consumer real estate loans at December 31, 2012 did not significantly fluctuate compared to December 31, 2011 as the impact of factors requiring an increase in the level of allowance required for consumer real estate loans were for the most part offset by the impact of factors requiring a decrease in the level of allowance required for consumer real estate loans.
The reserve allocated to consumer and other loans at December 31, 2012 decreased $9.1 million compared to December 31, 2011. As of December 31, 2012, the reserve allocated to consumer and other loans included a reduction of $5.7 million related to certain general valuation allowances that were previously reported as components of the unallocated portion of the allowance for loan losses. Excluding the impact of this reclassification of these general valuation allowances, the reserve allocated to consumer and other loans at December 31, 2012 decreased $3.5 million compared to December 31, 2011. The decrease was primarily related to a decrease in the historical loss allocation factor applied to consumer and other loans combined with a decrease in macroeconomic valuation allowances related to the environmental risk adjustment factor partly offset by the effect of an increase in the volume of consumer and other loans.
The unallocated portion of the allowance for loan losses at December 31, 2012 decreased $18.1 million compared to December 31, 2011. Excluding certain general valuation allowances that were reclassified to specific loan portfolio segments, as discussed above, the unallocated portion of the allowance for loan losses at December 31, 2012 would have decreased $9.4 million compared to December 31, 2011 primarily due to a decrease in macroeconomic valuation allowances, down $9.8 million at December 31, 2012 compared to December 31, 2011. The decrease in macroeconomic valuation allowances was reflective of improving trends in certain components of the Texas Leading Index and an improved outlook on the credit quality of our loan portfolio.

Activity in the allowance for loan losses is presented in the following table.

	2015	2014	2013	2012	2011
Balance of allowance for loan losses at beginning of year	$99,542	$92,438	$104,453	$110,147	$126,316
Provision for loan losses	51,845	16,314	20,582	10,080	27,445
Charge-offs:
Commercial and industrial	(11,092)	(12,073)	(32,008)	(18,493)	(33,678)
Energy	(6,000)	(1,747)	(924)	—	—
Commercial real estate	(657)	(3,800)	(1,329)	(3,951)	(10,776)
Consumer real estate	(577)	(1,097)	(1,047)	(1,495)	(2,789)
Consumer and other	(11,246)	(9,768)	(9,489)	(9,101)	(9,442)
Total charge-offs	(29,572)	(28,485)	(44,797)	(33,040)	(56,685)
Recoveries:
Commercial and industrial	4,557	9,162	3,577	4,866	4,520
Energy	3	510	11	4	6
Commercial real estate	989	1,800	1,204	4,727	1,342
Consumer real estate	486	364	328	857	496
Consumer and other	8,009	7,439	7,080	6,812	6,707
Total recoveries	14,044	19,275	12,200	17,266	13,071
Net charge-offs	(15,528)	(9,210)	(32,597)	(15,774)	(43,614)
Balance at end of year	$135,859	$99,542	$92,438	$104,453	$110,147
Net loan charge-offs to average loans	0.14%	0.09%	0.35%	0.19%	0.54%
Allowance for loan losses to year-end loans	1.18	0.91	0.97	1.13	1.38
Allowance for loan losses to year-end non-accrual loans	162.77	166.11	162.97	116.39	116.76
Average loans	$11,267,402	$10,299,025	$9,229,574	$8,456,818	$8,042,968
Year-end loans	11,486,531	10,987,535	9,515,700	9,223,848	7,995,129
Year-end non-accrual loans	83,467	59,925	56,720	89,744	94,338
The provision for loan losses increased $35.5 million, or 217.8%, in 2015 compared to 2014. The level of the provision for loan losses increased during 2015 primarily due to an increase in the weighted-average risk grade of our energy loan portfolio and the general macroeconomic uncertainty surrounding the continued oil price volatility and the ongoing downturn in the energy industry. The increase was also partly related to an increase in the level of net charge-offs and increases in the volumes of both non-classified and classified loans. The overall weighted-average risk grade of our energy loan portfolio was 6.89 at December 31, 2015 compared to 5.45 at December 31, 2014. The upward migration of risk grades within our energy loan portfolio resulted in higher historical valuation allowances and increases in the various categories of general valuation allowances that are based upon our loan risk-grade matrix, particularly those allocated for excessive industry concentrations. The continued oil price volatility has resulted in further economic uncertainty as reflected in the downward movement of the Texas Leading Index (“TLI”) which totaled 124.1 at November 30, 2015 (most recent date available) and 129.3 at December 31, 2014. A higher TLI value implies more favorable economic conditions. As a result of this economic uncertainty and the sensitivity stress test analysis described above, we recognized an additional $22.0 million provision for loan losses during the fourth quarter of 2015 to allocate additional reserves for the added inherent risk within our energy loan portfolio resulting from the continued oil price volatility and the ongoing downturn in the energy industry. The ratio of the allowance for loan losses to total loans was 1.18% at December 31, 2015 compared to 0.91% at December 31, 2014, while the ratio of the allowance for loan losses allocated to energy loans to total energy loans totaled 3.11% at December 31, 2015 compared to 0.84% at December 31, 2014. Management believes the recorded amount of the allowance for loan losses is appropriate based upon management’s best estimate of inherent losses that have been incurred within the existing portfolio of loans, as described, in part, herein. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, our estimate of inherent loan losses could also change, which could affect the level of future provisions for loan losses.

The provision for loan losses decreased $4.3 million, or 20.7%, in 2014 compared to 2013. The decrease was primarily due to a $23.4 million decrease in net charge-offs and a decrease in the level of classified loans partly offset by the impact of an increase in the overall volume of loans. Net charge-offs to average loans totaled 0.09% during 2014 decreasing 26 basis points compared to 0.35% during 2013. Net charge-offs during 2014 were impacted by a higher level of commercial and industrial loan recoveries which included a $3.4 million recovery related to a single commercial and industrial loan relationship. Net charge-offs and the level of the provision for loan losses in 2013, were impacted by charge-offs totaling $18.8 million related to a single commercial and industrial loan relationship. The loan was not past due or previously considered to be a non-performing, impaired or potential problem loan prior to the initial charge-off in the first quarter of 2013; however, in April 2013, the borrower entered into bankruptcy proceedings. The ratio of the allowance for loan losses to total loans was 0.91% at December 31, 2014 compared to 0.97% at December 31, 2013. The acquisition of WNB during the second quarter of 2014 did not significantly impact management's determination of the allowance for loan losses in 2014.
The provision for loan losses increased $10.5 million in 2013 compared to 2012. As mentioned above, during 2013, we recognized charge-offs totaling $18.8 million related to a single commercial and industrial loan relationship, which impacted the level of the provision for loan losses. Total net charge-offs during 2013 increased $16.8 million compared to 2012. Excluding the aforementioned $18.8 million in charge-offs related to a single commercial and industrial loan relationship, net charge-offs would have been $13.8 million, or 0.15% of average loans during 2013. This compares to net charge-offs of $15.8 million, or 0.19% of average loans during 2012.
The provision for loan losses decreased $17.4 million in 2012 compared to 2011, which was reflective of the decreasing trend in classified loans and a decrease in net charge-offs. Net charge-offs for 2012 decreased $27.8 million compared to 2011. As a percentage of average loans, net charge-offs decreased 35 basis points in 2012 compared to 2011. The level of net charge-offs in 2011 was partly related to the charge-off of several large credit relationships.
Securities
Year-end securities were as follows:

	2015		2014		2013
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
Held to maturity:
U.S. Treasury	$249,441	2.1%	$249,009	2.2%	$248,592	2.7%
Residential mortgage-backed securities	6,456	0.1	8,012	0.1	9,674	0.1
States and political subdivisions	2,405,762	20.2	2,668,115	23.4	2,880,482	31.8
Other	1,350	—	1,350	—	1,000	—
Total	2,663,009	22.4	2,926,486	25.7	3,139,748	34.6
Available for sale:
U.S. Treasury	3,994,520	33.6	3,811,252	33.4	2,540,554	28.1
U.S. government agencies/corporations	—	—	—	—	53,980	0.6
Residential mortgage-backed securities	1,041,432	8.8	1,398,724	12.3	1,776,016	19.6
States and political subdivisions	4,127,959	34.7	3,208,907	28.1	1,488,914	16.5
Other	42,447	0.4	42,371	0.4	35,972	0.4
Total	9,206,358	77.5	8,461,254	74.2	5,895,436	65.2
Trading:
U.S. Treasury	16,443	0.1	15,339	0.1	15,389	0.2
States and political subdivisions	136	—	87	—	1,009	—
Total	16,579	0.1	15,426	0.1	16,398	0.2
Total securities	$11,885,946	100.0%	$11,403,166	100.0%	$9,051,582	100.0%

The following tables summarize the maturity distribution schedule with corresponding weighted-average yields of securities held to maturity and securities available for sale as of December 31, 2015. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 35%. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as available for sale include stock in the Federal Reserve Bank and the Federal Home Loan Bank, which have no maturity date. These securities have been included in the total column only.

	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
U.S. Treasury	$—	—%	$249,441	3.44%	$—	—%	$—	—%	$249,441	3.44%
Residential mortgage- backed securities	—	—	93	3.41	1,500	1.75	4,863	3.08	6,456	2.78
States and political subdivisions	161,934	6.99	595,838	7.16	207,488	4.84	1,440,502	4.87	2,405,762	5.58
Other	—	—	1,350	1.58	—	—	—	—	1,350	1.58
Total	$161,934	6.99	$846,722	6.06	$208,988	4.81	$1,445,365	4.87	$2,663,009	5.37
Available for sale:
U.S. Treasury	$751,591	1.11%	$2,133,472	1.55%	$1,109,457	2.27%	$—	—%	$3,994,520	1.67%
Residential mortgage- backed securities	883	4.94	56,610	4.66	447,598	2.25	536,341	3.90	1,041,432	3.23
States and political subdivisions	44,861	6.44	843,066	3.32	309,133	3.89	2,930,899	4.94	4,127,959	4.55
Other	—	—	—	—	—	—	—	—	42,447	—
Total	$797,335	1.41%	$3,033,148	2.10	$1,866,188	2.53	$3,467,240	4.78	$9,206,358	3.13
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
All mortgage-backed securities included in the above tables were issued by U.S. government agencies and corporations. At December 31, 2015, approximately 97.8% of the securities in our municipal bond portfolio were issued by political subdivisions or agencies within the State of Texas, of which approximately 62.4% are either guaranteed by the Texas Permanent School Fund, which has a “triple-A” insurer financial strength rating, or secured by U.S. Treasury securities via defeasance of the debt by the issuers. At December 31, 2015, we held general obligation bonds issued by the State of Texas with an aggregate amortized cost of $751.9 million and an aggregate fair value of $754.6 million and general obligation bonds issued by the Cypress-Fairbanks Independent School District, Houston Texas with an aggregate amortized cost of $338.3 million and an aggregate fair value $345.3 million. Such amounts were in excess of 10% of our shareholders’ equity at December 31, 2015. At such date, all of these securities carried a “triple-A” rating. At December 31, 2015, there were no other holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of our shareholders’ equity.
The average taxable-equivalent yield on the securities portfolio was 3.97% in 2015 compared to 3.96% in 2014 and 3.48% in 2013. The increases in the average taxable-equivalent yield during the comparable periods were primarily related to increases in the relative proportion of investments held in higher-yielding, tax-exempt municipal securities. The increase in 2015 compared to 2014 was also partly related to an increase in the average yield on taxable securities. Tax-exempt municipal securities totaled 53.2% of average securities in 2015 compared to 52.6% in 2014 and 40.7% in 2013. The average yield on taxable securities was 2.11% in 2015 compared to 2.14% in 2014 and 1.90% in 2013, while the average taxable-equivalent yield on tax-exempt securities was 5.59% in 2015 compared to 5.58% in 2014 and 5.75% in 2013. See the section captioned “Net Interest Income” included elsewhere in this discussion. The overall growth in the securities portfolio since 2013 was primarily funded by deposit growth.

Deposits
The table below presents the daily average balances of deposits by type and weighted-average rates paid thereon during the years presented:

	2015		2014		2013
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Non-interest-bearing demand deposits:
Commercial and individual	$9,334,604		$8,384,376		$6,967,933
Correspondent banks	353,766		351,803		323,706
Public funds	491,440		388,851		366,135
Total	10,179,810		9,125,030		7,657,774
Interest-bearing deposits:
Private accounts:
Savings and interest checking	4,831,927	0.02%	4,211,336	0.02%	3,608,273	0.04%
Money market accounts	7,715,890	0.08	7,342,967	0.11	6,596,764	0.15
Time accounts of $100,000 or more	451,603	0.22	515,339	0.28	520,769	0.30
Time accounts under $100,000	422,765	0.12	451,081	0.14	450,215	0.22
Public funds	438,763	0.03	407,006	0.05	434,299	0.13
Total	13,860,948	0.07	12,927,729	0.09	11,610,320	0.12
Total deposits	$24,040,758	0.04	$22,052,759	0.05	$19,268,094	0.08
Average deposits increased $2.0 billion, or 9.0%, in 2015 compared to 2014 and increased $2.8 billion, or 14.5%, in 2014 compared to 2013. The most significant volume growth during the comparable years was in non-interest-bearing commercial and individual accounts, savings and interest checking accounts and money market accounts. Average deposits in 2015 and 2014 were impacted by the acquisition of $1.6 billion in deposits (approximately $827.8 million in non-interest-bearing and $796.2 million in interest-bearing) in connection with the acquisition of WNB during the second quarter of 2014. Deposit growth was also driven by new customer relationships as well as increased balances from existing customers. The ratio of average interest-bearing deposits to total average deposits was 57.7% in 2015 compared to 58.6% in 2014 and 60.3% in 2013. The average cost of interest-bearing deposits and total deposits was 0.07% and 0.04% during 2015 compared to 0.09% and 0.05% during 2014 and 0.12% and 0.08% during 2013. The decrease in the average cost of interest-bearing deposits during the comparable periods was primarily the result of decreases in interest rates offered on certain deposit products due to decreases in average market interest rates and decreases in renewal interest rates on maturing certificates of deposit given the current low interest rate environment. Additionally, the relative proportion of higher-cost time accounts to total average interest-bearing deposits decreased from 8.4% in 2013 to 7.5% in 2014 and 6.3% in 2015. The Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. To date, we have not experienced any significant additional interest costs as a result of the repeal; however, we may begin to incur interest costs associated with certain demand deposits in the future as market conditions warrant.
The following table presents the proportion of each component of average non-interest-bearing deposits to the total of such non-interest-bearing deposits during the years presented:

	2015	2014	2013
Commercial and individual	91.7%	91.9%	91.0%
Correspondent banks	3.5	3.8	4.2
Public funds	4.8	4.3	4.8
Total	100.0%	100.0%	100.0%
Average non-interest-bearing deposits increased $1.1 billion, or 11.6%, in 2015 compared to 2014 while average non-interest-bearing deposits increased $1.5 billion, or 19.2% in 2014 compared to 2013. The increase in 2015 compared to 2014 was primarily due to a $950.2 million, or 11.3%, increase in average commercial and individual deposits. The increase in 2014 compared to 2013 was primarily due to a $1.4 billion, or 20.3%, increase in average commercial and individual deposits. This increase was partly related to the acquisition of approximately $827.8 million of such deposits in connection with the acquisition of WNB.

The following table presents the proportion of each component of average interest-bearing deposits to the total of such interest-bearing deposits during the years presented:

	2015	2014	2013
Private accounts:
Savings and interest checking	34.9%	32.6%	31.1%
Money market accounts	55.6	56.8	56.8
Time accounts of $100,000 or more	3.3	4.0	4.5
Time accounts under $100,000	3.0	3.5	3.9
Public funds	3.2	3.1	3.7
Total	100.0%	100.0%	100.0%
Total average interest-bearing deposits increased $933.2 million, or 7.2%, in 2015 compared to 2014 and increased $1.3 billion, or 11.3%, in 2014 compared to 2013. The relative proportion of time accounts to total average interest-bearing deposits decreased from 8.4% in 2013 to 7.5% in 2014 and 6.3% in 2015, in favor of savings and interest checking accounts. The shift in relative proportions toward savings and interest checking accounts appears to be related to the lower interest rate environment experienced during recent years as many customers appear to have become less inclined to invest their funds for extended periods. We acquired approximately $796.2 million of interest-bearing deposits in connection with the acquisition of WNB including approximately $166.1 million of savings and interest checking, $473.2 million of money market accounts, $153.1 million of time accounts and $3.8 million of public funds.
Some of our interest-bearing deposits were obtained through brokered transactions, our participation in the Certificate of Deposit Account Registry Service (“CDARS”) and deposits from the Promontory Interfinancial Network Insured Cash Sweep Service (“Promontory Cash Sweep deposits”). We had no brokered money market accounts during 2015, 2014 or 2013. Average CDARS deposits totaled $10.2 million in 2015 compared to $21.7 million in 2014 and $1.0 million in 2013. In late 2011, we discontinued reciprocal, matched-funds CDARs transactions, in favor of one-way sell transactions. Average CDARs in 2013 relate to reciprocal transactions executed prior to 2012. The increase in average CDARS in 2014 was related to the acquisition of $45.5 million of such deposits in connection with the acquisition of WNB during the second quarter of 2014. Average Promontory Cash Sweep deposits totaled $55.8 million in 2015 and $70.9 million in 2014, while there were no Promontory Cash Sweep deposits in 2013. We acquired $114.1 million of Promontory Cash Sweep deposits in connection with the acquisition of WNB.
Geographic Concentrations. The following table summarizes our average total deposit portfolio, as segregated by the geographic region from which the deposit accounts were originated. Certain accounts, such as correspondent bank deposits and deposits allocated to certain statewide operational units, are recorded at the statewide level. Geographic concentrations are stated as a percentage of average total deposits during the years presented.

	2015	2014	2013
San Antonio	30.2%	31.7%	32.5%
Fort Worth	17.3	17.9	18.9
Houston	17.3	18.1	18.7
Austin	11.3	11.2	11.5
Dallas	7.8	7.2	6.9
Corpus Christi	6.4	5.9	6.1
Permian Basin	4.8	3.1	—
Rio Grande Valley	3.2	3.0	3.2
Statewide	1.7	1.9	2.2
Total	100.0%	100.0%	100.0%
We experienced deposit growth in all regions, except for the Statewide region, during 2015 compared to 2014. The Permian Basin region had the largest dollar volume and percentage increases during 2015, increasing $472.4 million, or 69.7%. The Permian Basin region is a new region established with the acquisition of WNB during the second quarter of 2014. The increase in 2015 primarily resulted as the Permian Basin region's deposits were only included in average deposit balances in 2014 subsequent to the acquisition.
Average deposits for the Dallas region increased $293.1 million, or 18.4%, while average deposits for the Austin and San Antonio regions increased $255.0 million, or 10.3%, and $267.0 million, or 3.8%, respectively. The Fort Worth and Corpus Christi regions increased $223.6 million, or 5.7%, and $216.2 million, or 16.5%, respectively, while average deposits for the Houston and Rio Grande Valley regions increased $177.0 million, or 4.4%, and $111.8 million, or 16.8%, respectively. The Statewide region decreased $28.0 million, or 6.5%.
We experienced deposit growth in all regions, except for the Statewide region, during 2014 compared to 2013. The San Antonio region had the largest dollar volume increase during 2014, increasing $711.6 million, or 11.3%. The Dallas region had the largest percentage increase during 2014, increasing $270.8 million, or 20.5%. Average deposits for the Houston region increased $378.4 million, or 10.5%, while average deposits for the Fort Worth and Austin regions increased $298.2 million, or 8.2%, and $254.1 million, or 11.5%, respectively. As stated above, the Permian Basin region was a new region established with the acquisition of WNB during the second quarter of 2014. Average deposits for the Permian Basin region were approximately $677.6 million during 2014. Average deposits for the Corpus Christi and Rio Grande Valley regions increased $141.1 million, or 12.1%, and $56.2 million, or 9.2%, respectively. The Statewide region decreased $3.5 million, or 0.8%.
Foreign Deposits. Mexico has historically been considered a part of the natural trade territory of our banking offices. Accordingly, U.S. dollar-denominated foreign deposits from sources within Mexico have traditionally been a significant source of funding. Average deposits from foreign sources, primarily Mexico, totaled $755.2 million in 2015, $766.3 million in 2014 and $777.5 million in 2013.
Short-Term Borrowings
Our primary source of short-term borrowings is federal funds purchased from correspondent banks and repurchase agreements in our natural trade territory, as well as from upstream banks. Federal funds purchased and repurchase agreements totaled $893.5 million, $803.1 million and $668.3 million at December 31, 2015, 2014 and 2013. The maximum amount of these borrowings outstanding at any month-end was $893.5 million in 2015, $803.1 million in 2014 and $668.3 million in 2013. The weighted-average interest rate on federal funds purchased and repurchase agreements was 0.02% at December 31, 2015, December 31, 2014 and December 31, 2013.
The following table presents our average net funding position during the years indicated:

	2015		2014		2013
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Federal funds sold and resell agreements	$24,695	0.43%	$19,683	0.42%	17,259	0.48%
Federal funds purchased and repurchase agreements	(648,851)	0.03	(560,841)	0.02	(538,656)	0.02
Net funds position	$(624,156)		$(541,158)		$(521,397)
The net funds purchased position increased $83.0 million in 2015 compared to 2014 and increased $19.8 million in 2014 compared to 2013. Average interest-bearing deposits totaled $3.0 billion in 2015 compared to $4.2 billion in 2014 and $2.8 billion in 2013. During the reported periods, we have maintained excess liquid funds in interest-bearing deposits with the Federal Reserve rather than federal funds sold in order to capitalize on higher available yields.

Off Balance Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations
The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2015. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payments Due by Period
	1 Year or Less	More than 1 Year but Less than 3 Years	3 Years or More but Less than 5 Years	5 Years or More	Total
Contractual obligations:
Subordinated notes payable	$—	$100,000	$—	$—	$100,000
Junior subordinated deferrable interest debentures	—	—	—	137,115	137,115
Operating leases	22,489	44,599	32,895	106,926	206,909
Deposits with stated maturity dates	736,480	135,627	59	—	872,166
	758,969	280,226	32,954	244,041	1,316,190
Other commitments:
Commitments to extend credit	59,397	5,316,263	1,698,013	1,173,025	8,246,698
Standby letters of credit	895	266,035	10,409	1,808	279,147
	60,292	5,582,298	1,708,422	1,174,833	8,525,845
Total contractual obligations and other commitments	$819,261	$5,862,524	$1,741,376	$1,418,874	$9,842,035
Financial Instruments with Off-Balance-Sheet Risk. In the normal course of business, we enter into various transactions, which, in accordance with accounting principles generally accepted in the United States, are not included in our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. We minimize our exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. We also hold certain assets which are not included in our consolidated balance sheets including assets held in fiduciary or custodial capacity on behalf of our trust customers.
Commitments to Extend Credit. We enter into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of our commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Commitments to extend credit outstanding at December 31, 2015 are included in the table above.
Standby Letters of Credit. Standby letters of credit are written conditional commitments issued by us to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the customer. Our policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit outstanding at December 31, 2015 are included in the table above.
Trust Accounts. We also hold certain assets in fiduciary or custodial capacity on behalf of our trust customers. The estimated fair value of trust assets was approximately $30.7 billion (including managed assets of $13.2 billion and custody assets of $17.5 billion) at December 31, 2015. These assets were primarily composed of equity securities (46.0% of trust assets), fixed income securities (40.2% of trust assets) and cash equivalents (8.6% of trust assets).

Capital and Liquidity
Capital. Shareholders’ equity totaled $2.9 billion at both December 31, 2015 and December 31, 2014. In addition to net income of $279.3 million, other sources of capital during 2015 included $14.9 million in proceeds from stock option exercises and the related tax benefits of $1.4 million, and $12.7 million related to stock-based compensation. Uses of capital during 2015 included $140.2 million of dividends paid on preferred and common stock, $101.2 million of treasury stock purchases and other comprehensive loss, net of tax, of $28.0 million.
The accumulated other comprehensive income/loss component of shareholders’ equity totaled a net, after-tax, unrealized gain of $113.9 million at December 31, 2015 compared to a net, after-tax, unrealized gain of $141.8 million at December 31, 2014. The decrease was primarily due to a $30.0 million net after-tax decrease in the net unrealized gain on securities available for sale and securities transferred to held to maturity partly offset by a $2.0 million net after-tax decrease in the net actuarial loss on our defined benefit post-retirement benefit plans.
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
On February 15, 2013, we issued and sold 6,000,000 shares, or $150.0 million in aggregate liquidation preference, of 5.375% Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 and liquidation preference $25 per share (“Series A Preferred Stock”). The net proceeds from the offering were used to fund an accelerated share repurchase. See Note 10 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.
We paid quarterly dividends of $0.51, $0.53, $0.53 and $0.53 per common share during the first, second, third and fourth quarters of 2015, respectively, and quarterly dividends of $0.50, $0.51, $0.51 and $0.51 per common share during the first, second, third and fourth quarters of 2014, respectively. This equates to a dividend payout ratio of 48.7% in 2015 and 47.1% in 2014. Under the terms of the junior subordinated deferrable interest debentures that Cullen/Frost has issued to Cullen/Frost Capital Trust II and WNB Capital Trust I, Cullen/Frost has the right at any time during the term of the debentures to defer the payment of interest any time or from time to time for an extension period not exceeding 20 consecutive quarterly periods with respect to each extension period. Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our capital stock is subject to certain restrictions during any such extension period.
Under the terms of the Series A Preferred Stock, our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our common stock or any of our securities that rank junior to the Series A Preferred Stock is subject to certain restrictions in the event that we do not declare and pay dividends on the Series A Preferred Stock for the most recent dividend period.
Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On April 30, 2015, our board of directors authorized a $100.0 million stock repurchase program, allowing us to repurchase shares of our common stock over a two-year period from time to time at various prices in the open market or through private transactions. Under the plan, we repurchased 1,485,493 shares at a total cost of $100.0 million during 2015. During 2013, we implemented an accelerated share repurchase as a part of a stock repurchase program authorized by our board of directors in December 2012 to buy up to $150.0 million of our common stock. We repurchased 2,236,748 shares at a total cost of $144.0 million under the accelerated share repurchase. No shares were repurchased under stock repurchase plans during 2014. See Part II, Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, included elsewhere in this report.

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
Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of December 31, 2015, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.
Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 10 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At December 31, 2015, Cullen/Frost had liquid assets, including cash and resell agreements, totaling $206.5 million.
Impact of Inflation and Changing Prices
Our financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). GAAP presently requires us to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on our operations is reflected in increased operating costs. In management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond our control, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities, among other things, as further discussed in the next section.
Regulatory and Economic Policies
Our business and earnings are affected by general and local economic conditions and by the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities, among other things. The Federal Reserve Board regulates the supply of money in order to influence general economic conditions. Among the instruments of monetary policy historically available to the Federal Reserve Board are (i) conducting open market operations in United States government obligations, (ii) changing the discount rate on financial institution borrowings, (iii) imposing or changing reserve requirements against financial institution deposits, and (iv) restricting certain borrowings and imposing or changing reserve requirements against certain borrowings by financial institutions and their affiliates. In addition, the Federal Reserve Board has taken a variety of extraordinary actions during the current economic climate that have had a material expansionary effect on the money supply. These methods are used in varying degrees and combinations to affect directly the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. For that reason alone, the policies of the Federal Reserve Board have a material effect on our earnings.
Governmental policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future; however, we cannot accurately predict the nature, timing or extent of any effect such policies may have on its future business and earnings.
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
Market risk refers to the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates, commodity prices, and other relevant market rates and prices, such as equity prices. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows, and future earnings. Due to the nature of our operations, we are primarily exposed to interest rate risk and, to a lesser extent, liquidity risk.
Interest rate risk on our balance sheets consists of reprice, option, and basis risks. Reprice risk results from differences in the maturity, or repricing, of asset and liability portfolios. Option risk arises from “embedded options” present in many financial instruments such as loan prepayment options, deposit early withdrawal options and interest rate options. These options allow customers opportunities to benefit when market interest rates change, which typically results in higher costs or lower revenue for us. Basis risk refers to the potential for changes in the underlying relationship between market rates and indices, which subsequently result in a narrowing of the profit spread on an earning asset or liability. Basis risk is also present in administered rate liabilities, such as savings accounts, negotiable order of withdrawal accounts, and money market accounts where historical pricing relationships to market rates may change due to the level or directional change in market interest rates.
We seek to avoid fluctuations in our net interest margin and to maximize net interest income within acceptable levels of risk through periods of changing interest rates. Accordingly, our interest rate sensitivity and liquidity are monitored on an ongoing basis by our Asset and Liability Committee (“ALCO”), which oversees market risk management and establishes risk measures, limits and policy guidelines for managing the amount of interest rate risk and its effect on net interest income and capital. A variety of measures are used to provide for a comprehensive view of the magnitude of interest rate risk, the distribution of risk, the level of risk over time and the exposure to changes in certain interest rate relationships.
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
For modeling purposes, as of December 31, 2015, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 0.1% and 1.1%, respectively, relative to the flat-rate case over the next 12 months, while a decrease in interest rates of 50 basis points would result in a negative variance in net interest income of 6.3% relative to the flat-rate case over the next 12 months. The December 31, 2015 model simulations were impacted by the assumption, for modeling purposes, that we will begin to pay interest on commercial demand deposits (those not already receiving an earnings credit rate) in the first quarter of 2016, as further discussed below. As of December 31, 2014, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in negative variances in net interest income of 0.6% and 0.2%, respectively, relative to the flat-rate case over the next 12 months, while a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 2.6% relative to the flat-rate case over the next 12 months. The December 31, 2014 model simulations were impacted by the assumption, for modeling purposes, that we would begin to pay interest on commercial demand deposits (those not already receiving an earnings credit rate) in the first quarter of 2015, as further discussed below. The likelihood of a decrease in interest rates beyond 50 basis points as of December 31, 2015 and 25 basis points as of December 31, 2014 was considered to be remote given prevailing interest rate levels. The model simulations as of December 31, 2015 indicate that our balance sheet is asset sensitive in comparison to the liability sensitive balance sheet as of December 31, 2014. The shift to an asset sensitive position was primarily due to a decrease in the relative proportion of projected average interest bearing deposits to projected total average deposits.
As mentioned above, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) repealed the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. To date, we have not experienced any significant additional interest costs as a result of the repeal; however, we may begin to incur interest costs associated with certain demand deposits in the future as market conditions warrant. If this were to occur, our balance sheet would likely become more liability sensitive. Because the interest rate that will ultimately be paid on these demand deposits depends upon a variety of factors, some of which are beyond our control, we assumed an aggressive pricing structure for the purposes of the model simulations discussed above with interest payments beginning in the first quarter of 2016. Should the actual interest rate paid on demand deposits be less than the rate assumed in the model simulations, or should the interest rate paid for demand deposits become an administered rate with less direct correlation to movements in general market interest rates, our balance sheet could be more asset sensitive than the model simulations might otherwise indicate.
As of December 31, 2015, the effects of a 200 basis point increase and a 25 basis point decrease in interest rates on our derivative holdings would not result in a significant variance in our net interest income.
The effects of hypothetical fluctuations in interest rates on our securities classified as “trading” under ASC Topic 320, “Investments - Debt and Equity Securities” are not significant, and, as such, separate quantitative disclosure is not presented.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Cullen/Frost Bankers, Inc.
We have audited the accompanying consolidated balance sheets of Cullen/Frost Bankers, Inc. (the “Corporation”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cullen/Frost Bankers, Inc. at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cullen/Frost Bankers, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 framework”), and our report dated February 4, 2016 expressed an unqualified opinion thereon.

San Antonio, Texas
February 4, 2016

Cullen/Frost Bankers, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	December 31,
	2015	2014
Assets:
Cash and due from banks	$532,824	$702,485
Interest-bearing deposits	2,991,782	3,630,846
Federal funds sold and resell agreements	66,917	30,792
Total cash and cash equivalents	3,591,523	4,364,123
Securities held to maturity, at amortized cost	2,663,009	2,926,486
Securities available for sale, at estimated fair value	9,206,358	8,461,254
Trading account securities	16,579	15,426
Loans, net of unearned discounts	11,486,531	10,987,535
Less: Allowance for loan losses	(135,859)	(99,542)
Net loans	11,350,672	10,887,993
Premises and equipment, net	559,124	442,170
Goodwill	654,668	654,668
Other intangible assets, net	8,800	12,125
Cash surrender value of life insurance policies	175,191	172,050
Accrued interest receivable and other assets	341,194	341,480
Total assets	$28,567,118	$28,277,775

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$10,270,233	$10,149,061
Interest-bearing deposits	14,073,362	13,986,869
Total deposits	24,343,595	24,135,930
Federal funds purchased and repurchase agreements	893,522	803,119
Junior subordinated deferrable interest debentures	137,115	137,115
Other long-term borrowings	100,000	100,000
Accrued interest payable and other liabilities	202,543	250,208
Total liabilities	25,676,775	25,426,372

Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; 6,000,000 Series A shares ($25 liquidation preference) issued in both 2015 and 2014	144,486	144,486
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 63,632,464 shares issued in 2015 and 2014	637	637
Additional paid-in capital	897,350	886,476
Retained earnings	1,845,188	1,710,324
Accumulated other comprehensive income, net of tax	113,863	141,814
Treasury stock, at cost; 1,650,131 shares in 2015 and 483,041 in 2014.	(111,181)	(32,334)
Total shareholders’ equity	2,890,343	2,851,403
Total liabilities and shareholders’ equity	$28,567,118	$28,277,775
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Interest income:
Loans, including fees	$433,872	$440,958	$415,230
Securities:
Taxable	112,601	93,087	97,873
Tax-exempt	194,793	156,618	122,031
Interest-bearing deposits	8,123	10,725	7,284
Federal funds sold and resell agreements	107	83	82
Total interest income	749,496	701,471	642,500
Interest expense:
Deposits	9,024	11,022	14,459
Federal funds purchased and repurchase agreements	167	134	121
Junior subordinated deferrable interest debentures	2,725	2,488	6,426
Other long-term borrowings	948	893	939
Total interest expense	12,864	14,537	21,945
Net interest income	736,632	686,934	620,555
Provision for loan losses	51,845	16,314	20,582
Net interest income after provision for loan losses	684,787	670,620	599,973
Non-interest income:
Trust and investment management fees	105,512	106,237	91,375
Service charges on deposit accounts	81,350	81,946	81,432
Insurance commissions and fees	48,926	45,115	43,140
Interchange and debit card transaction fees	19,666	18,372	16,979
Other charges, commissions and fees	37,551	36,180	34,185
Net gain (loss) on securities transactions	69	38	1,176
Other	35,656	32,256	34,531
Total non-interest income	328,730	320,144	302,818
Non-interest expense:
Salaries and wages	310,504	292,349	273,692
Employee benefits	69,746	60,151	62,407
Net occupancy	65,690	55,745	50,468
Furniture and equipment	64,373	62,087	58,443
Deposit insurance	14,519	13,232	11,682
Intangible amortization	3,325	3,520	3,141
Other	165,561	167,656	152,077
Total non-interest expense	693,718	654,740	611,910
Income before income taxes	319,799	336,024	290,881
Income taxes	40,471	58,047	53,015
Net income	279,328	277,977	237,866
Preferred stock dividends	8,063	8,063	6,719
Net income available to common shareholders	$271,265	$269,914	$231,147

Earnings per common share:
Basic	$4.31	$4.32	$3.82
Diluted	4.28	4.29	3.80
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$279,328	$277,977	$237,866
Other comprehensive income (loss), before tax:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	(12,450)	103,044	(115,245)
Change in net unrealized gain on securities transferred to held to maturity	(33,601)	(35,441)	(35,682)
Reclassification adjustment for net (gains) losses included in net income	(69)	(38)	(1,176)
Total securities available for sale and transferred securities	(46,120)	67,565	(152,103)
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	3,118	(34,837)	35,293
Derivatives:
Change in the accumulated gain/loss on effective cash flow hedge derivatives	—	—	(49)
Reclassification adjustments for (gains) losses included in net income:
Interest rate swaps on variable-rate loans	—	(30,604)	(37,380)
Interest rate swap on junior subordinated deferrable interest debentures	—	—	4,064
Total derivatives	—	(30,604)	(33,365)
Other comprehensive income (loss), before tax	(43,002)	2,124	(150,175)
Deferred tax expense (benefit)	(15,051)	744	(52,561)
Other comprehensive income (loss), net of tax	(27,951)	1,380	(97,614)
Comprehensive income	$251,377	$279,357	$140,252
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Balance at January 1, 2013	$—	$615	$702,968	$1,475,851	$238,048	$—	$2,417,482
Net income	—	—	—	237,866	—	—	237,866
Other comprehensive loss, net of tax	—	—	—	—	(97,614)	—	(97,614)
Stock option exercises/deferred stock unit conversions (1,319,786 shares)	—	2	7,839	(12,097)	—	72,909	68,653
Tax benefits from stock-based compensation	—	—	2,293	—	—	—	2,293
Stock-based compensation expense recognized in earnings	—	—	11,963	—	—	—	11,963
Non-vested stock awards (13,040 shares) and stock units (24,970 units)	—	—	(866)	—	—	866	—
Issuance of preferred stock (6,000,000 shares)	144,486	—	—	—	—	—	144,486
Purchase of treasury stock (2,245,572 shares)	—	—	—	—	—	(144,630)	(144,630)
Cash dividends - preferred stock (approximately $1.12 per share)	—	—	—	(6,719)	—	—	(6,719)
Cash dividends - common stock ($1.98 per share)	—	—	—	(119,619)	—	—	(119,619)
Balance at December 31, 2013	144,486	617	724,197	1,575,282	140,434	(70,855)	2,514,161
Net income	—	—	—	277,977	—	—	277,977
Other comprehensive income, net of tax	—	—	—	—	1,380	—	1,380
Stock option exercises/deferred stock unit conversions (594,231 shares)	—	—	(2,620)	(7,694)	—	39,472	29,158
Tax benefits from stock-based compensation	—	—	3,202	—	—	—	3,202
Stock-based compensation expense recognized in earnings	—	—	12,503	—	—	—	12,503
Non-vested stock awards (7,620 shares) and stock units (24,430 units)	—	—	(506)	—	—	506	—
Common stock issued in acquisition of WNB Bancshares (2,000,000 shares)	—	20	149,700	—	—	—	149,720
Purchase of treasury stock (18,871 shares)	—	—	—	—	—	(1,457)	(1,457)
Cash dividends – preferred stock (approximately $1.34 per share)	—	—	—	(8,063)	—	—	(8,063)
Cash dividends - common stock ($2.03 per share)	—	—	—	(127,178)	—	—	(127,178)
Balance at December 31, 2014	144,486	637	886,476	1,710,324	141,814	(32,334)	2,851,403
Net income	—	—	—	279,328	—	—	279,328
Other comprehensive loss, net of tax	—	—	—	—	(27,951)	—	(27,951)
Stock option exercises/deferred stock unit conversions (321,266 shares)	—	—	(2,248)	(4,240)	—	21,341	14,853
Tax benefits from stock-based compensation	—	—	1,434	—	—	—	1,434
Stock-based compensation expense recognized in earnings	—	—	12,737	—	—	—	12,737
Non-vested stock awards (15,790 shares) and stock units (38,200 units)	—	—	(1,049)	—	—	1,049	—
Purchase of treasury stock (1,504,146 shares)	—	—	—	—	—	(101,237)	(101,237)
Cash dividends – preferred stock (approximately $1.34 per share)	—	—	—	(8,063)	—	—	(8,063)
Cash dividends – common stock ($2.10 per share)	—	—	—	(132,161)	—	—	(132,161)
Balance at December 31, 2015	$144,486	$637	$897,350	$1,845,188	$113,863	$(111,181)	$2,890,343
See accompanying Notes to Consolidated Financial Statements

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Operating Activities:
Net income	$279,328	$277,977	$237,866
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	51,845	16,314	20,582
Deferred tax expense (benefit)	(19,059)	(4,130)	3,279
Accretion of loan discounts	(14,447)	(14,567)	(12,654)
Securities premium amortization (discount accretion), net	73,785	61,268	41,921
Net (gain) loss on securities transactions	(69)	(38)	(1,176)
Depreciation and amortization	41,960	39,694	38,471
Net (gain) loss on sale/write-down of assets/foreclosed assets	(1,765)	761	3,235
Stock-based compensation	12,737	12,503	11,963
Net tax benefit (deficiency) from stock-based compensation	45	19	(393)
Excess tax benefits from stock-based compensation	(1,389)	(3,183)	(2,686)
Earnings on life insurance policies	(3,585)	(3,218)	(3,103)
Net change in:
Trading account securities	(1,153)	972	14,686
Accrued interest receivable and other assets	(12,860)	(73,184)	(7,996)
Accrued interest payable and other liabilities	(11,902)	(24,518)	(170,389)
Net cash from operating activities	393,471	286,670	173,606
Investing Activities:
Securities held to maturity:
Purchases	(1,350)	—	(257,571)
Maturities, calls and principal repayments	209,425	153,523	14,891
Securities available for sale:
Purchases	(14,147,908)	(19,484,433)	(11,178,144)
Sales	12,683,169	12,151,287	10,056,060
Maturities, calls and principal repayments	658,199	4,987,629	1,311,643
Net change in loans	(500,990)	(800,120)	(317,987)
Net cash received (paid) in acquisitions	—	830,661	(1,896)
Benefits received on life insurance policies	444	—	—
Proceeds from sales of premises and equipment	2,538	49	18,481
Purchases of premises and equipment	(147,129)	(131,970)	(39,599)
Proceeds from sales of repossessed properties	4,682	11,281	8,200
Net cash from investing activities	(1,238,920)	(2,282,093)	(385,922)
Financing Activities:
Net change in deposits	207,665	1,823,101	1,191,420
Net change in short-term borrowings	90,403	84,677	107,192
Principal payments on long-term borrowings	—	—	(7)
Proceeds from stock option exercises	14,853	29,158	68,653
Excess tax benefits from stock-based compensation	1,389	3,183	2,686
Proceeds from issuance of preferred stock	—	—	144,486
Purchase of treasury stock	(101,237)	(1,457)	(144,630)
Cash dividends paid on preferred stock	(8,063)	(8,063)	(6,719)
Cash dividends paid on common stock	(132,161)	(127,178)	(119,619)
Net cash from financing activities	72,849	1,803,421	1,243,462
Net change in cash and cash equivalents	(772,600)	(192,002)	1,031,146
Cash and cash equivalents at beginning of year	4,364,123	4,556,125	3,524,979
Cash and cash equivalents at end of year	$3,591,523	$4,364,123	$4,556,125
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Notes To Consolidated Financial Statements
(Table amounts in thousands, except share and per share amounts)
Note 1 - Summary of Significant Accounting Policies
Nature of Operations. Cullen/Frost Bankers, Inc. (“Cullen/Frost”) is a financial holding company and a bank holding company headquartered in San Antonio, Texas that provides, through our subsidiaries, a broad array of products and services throughout numerous Texas markets. The terms “Cullen/Frost,” “the Corporation,” “we,” “us” and “our” mean Cullen/Frost Bankers, Inc. and its subsidiaries, when appropriate. In addition to general commercial and consumer banking, other products and services offered include trust and investment management, insurance, brokerage, mutual funds, leasing, treasury management, capital markets advisory and item processing.
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
We determine whether we have a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (“VIE”) under accounting principles generally accepted in the United States. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. We consolidate voting interest entities in which we have all, or at least a majority of, the voting interest. As defined in applicable accounting standards, VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. Our wholly owned subsidiaries Cullen/Frost Capital Trust II and WNB Capital Trust I are VIEs for which we are not the primary beneficiary. Accordingly, the accounts of these trusts are not included in our consolidated financial statements.
We have evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued. All acquisitions during the reported periods were accounted for using the purchase method. Accordingly, the operating results of the acquired companies are included with our results of operations since their respective dates of acquisition.
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

Cash Flow Reporting. Cash and cash equivalents include cash, deposits with other financial institutions that have an initial maturity of less than 90 days when acquired by us, federal funds sold and resell agreements. Net cash flows are reported for loans, deposit transactions and short-term borrowings. Additional cash flow information was as follows:

	Year Ended December 31,
	2015	2014	2013
Cash paid for interest	$12,982	$14,705	$22,449
Cash paid for income tax	57,086	62,976	49,514
Significant non-cash transactions:
Unsettled purchases of securities	2,998	—	16,241
Loans foreclosed and transferred to other real estate owned and foreclosed assets	933	4,363	6,870
Premises and equipment transferred to other real estate owned and foreclosed assets	—	1,740	—
Loans to facilitate the sale of other real estate owned	20	102	678
Deferred gain on sale of building and parking garage	—	—	768
Concentrations and Restrictions on Cash and Cash Equivalents. We maintain deposits with other financial institutions in amounts that exceed federal deposit insurance coverage. Furthermore, federal funds sold are essentially uncollateralized loans to other financial institutions. Management regularly evaluates the credit risk associated with the counterparties to these transactions and believes that we are not exposed to any significant credit risks on cash and cash equivalents.
We were required to have $188.9 million and $175.6 million of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at December 31, 2015 and 2014. These deposits with the Federal Reserve Bank do not earn interest. Additionally, as of December 31, 2015 and 2014, we had $16.9 million and $12.1 million in cash collateral on deposit with other financial institution counterparties to interest rate swap transactions.
Repurchase/Resell Agreements. We purchase certain securities under agreements to resell. The amounts advanced under these agreements represent short-term loans and are reflected as assets in the accompanying consolidated balance sheets. The securities underlying these agreements are book-entry securities. We also sell certain securities under agreements to repurchase. The agreements are treated as collateralized financing transactions and the obligations to repurchase securities sold are reflected as a liability in the accompanying consolidated balance sheets. The dollar amount of the securities underlying the agreements remain in the asset accounts.
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
Realized gains and losses are derived from the amortized cost of the security sold. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer and (iii) the intent and our ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans. Loans are reported at the principal balance outstanding net of unearned discounts. Interest income on loans is reported on the level-yield method and includes amortization of deferred loan fees and costs over the loan term. Net loan commitment fees or costs for commitment periods greater than one year are deferred and amortized into fee income or other expense on a straight-line basis over the commitment period. Income on direct financing leases is recognized on a basis that achieves a constant periodic rate of return on the outstanding investment. Further information regarding our accounting policies related to past due loans, non-accrual loans, impaired loans and troubled-debt restructurings is presented in Note 4 - Loans.
Loans Acquired Through Transfer. Loans acquired through the completion of a transfer, including loans acquired in a business combination, are initially recorded at fair value.
Acquired loans that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that we will be unable to collect all contractually required payments receivable are considered to be purchased credit-impaired. For purchased credit-impaired loans, the difference between the undiscounted cash flows expected at acquisition and the recorded fair value of the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received).
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
Allowance for Loan Losses. The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of inherent losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses inherent in the loan portfolio. The allowance for loan losses includes allowance allocations calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” Further information regarding our policies and methodology used to estimate the allowance for loan losses is presented in Note 4 - Loans.
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
Foreclosed Assets. Assets acquired through or instead of loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. Costs after acquisition are generally expensed. If the fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. Foreclosed assets are included in other assets in the accompanying consolidated balance sheets and totaled $2.3 million and $5.3 million at December 31, 2015 and 2014.
Goodwill. Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired. Goodwill is assigned to reporting units and tested for impairment at least annually on October 1st, or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Prior to 2015, we evaluated goodwill for possible impairment annually on September 30th. In 2015, we move the evaluation date back one day to coincide with our annual financial reporting cycle. See Note 6 - Goodwill and Other Intangible Assets.

Intangibles and Other Long-Lived Assets. Intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Our intangible assets relate to core deposits, non-compete agreements and customer relationships. Intangible assets with definite useful lives are amortized on an accelerated basis over their estimated life. Intangible assets with indefinite useful lives are not amortized until their lives are determined to be definite. Intangible assets, premises and equipment and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value. See Note 6 - Goodwill and Other Intangible Assets.
Insurance Commissions and Fees. Commission revenue is recognized as of the effective date of the insurance policy. We also receive contingent commissions from insurance companies as additional incentive for achieving specified premium volume goals and/or the loss experience of the insurance placed by us. Contingent commissions from insurance companies are recognized when determinable, which is generally when such commissions are received or when we receive data from the insurance companies that allows the reasonable estimation of these amounts. We maintain a reserve for commission adjustments based on estimated policy cancellations. This reserve was not significant at December 31, 2015 or 2014.
Stock-Based Compensation. Compensation expense for stock options, non-vested stock awards/stock units and deferred stock units is based on the fair value of the award on the measurement date, which, for us, is the date of the grant and is recognized ratably over the service period of the award. The fair value of stock options is estimated using a binomial lattice-based valuation model. The fair value of non-vested stock awards/stock units and deferred stock units is generally the market price of our stock on the date of grant.
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
We file a consolidated income tax return with our subsidiaries. Federal income tax expense or benefit has been allocated to subsidiaries on a separate return basis.
Basic and Diluted Earnings Per Common Share. Earnings per common share is computed using the two-class method prescribed under ASC Topic 260, “Earnings Per Share.” ASC Topic 260 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. We have determined that our outstanding non-vested stock awards/stock units and deferred stock units are participating securities.
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
Comprehensive Income. Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders. Besides net income, other components of our comprehensive income include the after tax effect of changes in the net unrealized gain/loss on securities available for sale, changes in the net unrealized gain on securities transferred to held to maturity, changes in the net actuarial gain/loss on defined benefit post-retirement benefit plans and changes in the accumulated gain/loss on effective cash flow hedging instruments. See Note 15 - Other Comprehensive Income (Loss).

Derivative Financial Instruments. Our hedging policies permit the use of various derivative financial instruments to manage interest rate risk or to hedge specified assets and liabilities. All derivatives are recorded at fair value on our balance sheet. Derivatives executed with the same counterparty are generally subject to master netting arrangements, however, fair value amounts recognized for derivatives and fair value amounts recognized for the right/obligation to reclaim/return cash collateral are not offset for financial reporting purposes. We may be required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative.
To qualify for hedge accounting, derivatives must be highly effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the derivative contract. We consider a hedge to be highly effective if the change in fair value of the derivative hedging instrument is within 80% to 125% of the opposite change in the fair value of the hedged item attributable to the hedged risk. If derivative instruments are designated as hedges of fair values, and such hedges are highly effective, both the change in the fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income and are reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in earnings as they occur. Actual cash receipts and/or payments and related accruals on derivatives related to hedges are recorded as adjustments to the interest income or interest expense associated with the hedged item. During the life of the hedge, we formally assess whether derivatives designated as hedging instruments continue to be highly effective in offsetting changes in the fair value or cash flows of hedged items. If it is determined that a hedge has ceased to be highly effective, we will discontinue hedge accounting prospectively. At such time, previous adjustments to the carrying value of the hedged item are reversed into current earnings and the derivative instrument is reclassified to a trading position recorded at fair value.
Fair Value Measurements. In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and our creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. See Note 18 - Fair Value Measurements.
Transfers of Financial Assets. Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (i) the assets have been isolated from us, (ii) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (iii) we do not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
Loss Contingencies. Loss contingencies, including claims and legal actions arising in the ordinary course of business are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.
Trust Assets. Assets of our trust department, other than cash on deposit at Frost Bank, are not included in the accompanying financial statements because they are not our assets.
Reclassifications and Restatement. Certain items in prior financial statements have been reclassified to conform to the current presentation. Additionally, certain items in prior financial statements have been restated to reflect adjustments to initially reported provisional amounts recognized in business combinations so that the prior financial statements are reported as if the adjusted amounts had been known as of the measurement date of the business combination. In that regard, during 2015, we made acquisition valuation adjustments impacting certain assets acquired in connection with the acquisition of WNB Bancshares, Inc. (See Note 2 - Mergers and Acquisitions). As a result of these adjustments, our consolidated balance sheet as of December 31, 2014 reflects a $718 thousand increase in goodwill and a $718 thousand decrease in premises and equipment.

Note 2 - Mergers and Acquisitions
WNB Bancshares, Inc. On May 30, 2014, we acquired WNB Bancshares, Inc. (“WNB”), including its subsidiary Western National Bank (“Western”), a privately-held bank holding company and bank located in the Permian Basin region of Texas. We purchased all of the outstanding shares of WNB for approximately $198.8 million. The total purchase price included $149.7 million of our common stock (2 million shares) and $49.1 million in cash. Western was integrated into Frost Bank as of the close of business on June 20, 2014.
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
As part of the approval process in connection with the acquisition of WNB, we agreed with the Federal Reserve Board that before bringing it any further expansionary proposals, except for proposed branches serving majority minority areas within our existing markets, we would enhance certain compliance programs, including those related to fair lending. We are currently working on these enhancements.
Kolkhorst Insurance Agency, Inc. On November 1, 2013, we acquired Kolkhorst Insurance Agency, Inc., a Houston-based insurance agency specializing in commercial lines insurance products. The acquisition did not significantly impact our financial statements.

Note 3 - Securities
Year-end securities held to maturity and available for sale consisted of the following:

	2015				2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity:
U.S. Treasury	$249,441	$7,776	$—	$257,217	$249,009	$14,604	$—	$263,613
Residential mortgage-backed securities	6,456	63	4	6,515	8,012	92	—	8,104
States and political subdivisions	2,405,762	46,003	6,149	2,445,616	2,668,115	34,243	9,035	2,693,323
Other	1,350	—	13	1,337	1,350	—	—	1,350
Total	$2,663,009	$53,842	$6,166	$2,710,685	$2,926,486	$48,939	$9,035	$2,966,390
Available for Sale:
U. S. Treasury	$3,980,986	$22,041	$8,507	$3,994,520	$3,783,899	$30,594	$3,241	$3,811,252
Residential mortgage-backed securities	1,000,024	42,142	734	1,041,432	1,331,114	68,027	417	1,398,724
States and political subdivisions	3,996,113	133,305	1,459	4,127,959	3,104,563	104,500	156	3,208,907
Other	42,447	—	—	42,447	42,371	—	—	42,371
Total	$9,019,570	$197,488	$10,700	$9,206,358	$8,261,947	$203,121	$3,814	$8,461,254
All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. At December 31, 2015, approximately 97.8% of the securities in our municipal bond portfolio were issued by political subdivisions or agencies within the State of Texas, of which approximately 62.4% are either guaranteed by the Texas Permanent School Fund, which has a “triple-A” insurer financial strength rating, or secured by U.S. Treasury securities via defeasance of the debt by the issuers. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the table above. The carrying value of securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $3.9 billion at December 31, 2015 and $3.0 billion at December 31, 2014.
During 2012, we reclassified certain securities from available for sale to held to maturity. The securities had an aggregate fair value of $2.3 billion with an aggregate net unrealized gain of $165.7 million ($107.7 million, net of tax) on the date of the transfer. The net unamortized, unrealized gain on the transferred securities included in accumulated other comprehensive income in the accompanying balance sheet totaled $60.3 million ($39.2 million, net of tax) at December 31, 2015 and $93.9 million ($61.0 million, net of tax) at December 31, 2014. This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities.

Year-end securities with unrealized losses, segregated by length of impairment, were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
2015
Held to Maturity:
Residential mortgage-backed securities	$900	$4	$—	$—	$900	$4
States and political subdivisions	146,854	1,325	202,423	4,824	349,277	6,149
Other	1,337	13	—	—	1,337	13
Total	$149,091	$1,342	$202,423	$4,824	$351,514	$6,166
Available for Sale:
U.S. Treasury	$886,087	$8,507	$—	$—	$886,087	$8,507
Residential mortgage-backed securities	21,392	212	17,781	522	39,173	734
States and political subdivisions	120,782	1,237	18,485	222	139,267	1,459
Total	$1,028,261	$9,956	$36,266	$744	$1,064,527	$10,700
2014
Held to Maturity:
States and political subdivisions	$68,024	$144	$683,251	$8,891	$751,275	$9,035
Total	$68,024	$144	$683,251	$8,891	$751,275	$9,035
Available for Sale:
U.S. Treasury	$1,019,230	$3,241	$—	$—	$1,019,230	$3,241
Residential mortgage-backed securities	8,550	42	16,944	375	25,494	417
States and political subdivisions	65,751	156	—	—	65,751	156
Total	$1,093,531	$3,439	$16,944	$375	$1,110,475	$3,814
Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and our ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost.
Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time we will receive full value for the securities. Furthermore, as of December 31, 2015, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2015, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in our consolidated income statement.

The amortized cost and estimated fair value of securities, excluding trading securities, at December 31, 2015 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities and equity securities are shown separately since they are not due at a single maturity date.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$161,934	$163,320	$793,662	$796,452
Due after one year through five years	846,629	889,786	2,961,224	2,976,538
Due after five years through ten years	207,488	209,616	1,391,273	1,418,590
Due after ten years	1,440,502	1,441,448	2,830,940	2,930,899
Residential mortgage-backed securities	6,456	6,515	1,000,024	1,041,432
Equity securities	—	—	42,447	42,447
Total	$2,663,009	$2,710,685	$9,019,570	$9,206,358
Sales of securities available for sale were as follows:

	2015	2014	2013
Proceeds from sales	$12,683,169	$12,151,287	$10,056,060
Gross realized gains	228	39	1,206
Gross realized losses	(159)	(1)	(30)
Tax (expense) benefit of securities gains/losses	(24)	(13)	(412)
Premium amortization and discount accretion included in interest income on securities was as follows:

	2015	2014	2013
Premium amortization	$(84,467)	$(68,070)	$(49,112)
Discount accretion	10,682	6,802	7,191
Net (premium amortization) discount accretion	$(73,785)	$(61,268)	$(41,921)
Year-end trading account securities, at estimated fair value, were as follows:

	2015	2014
U.S. Treasury	$16,443	$15,339
States and political subdivisions	136	87
Total	$16,579	$15,426
Net gains and losses on trading account securities were as follows:

	2015	2014	2013
Net gain on sales transactions	$1,109	$829	$878
Net mark-to-market gains (losses)	(53)	—	(429)
Net gain on trading account securities	$1,056	$829	$449

Note 4 - Loans
Year-end loans, including leases net of unearned discounts, consisted of the following:

	2015	2014
Commercial and industrial	$4,120,522	$4,055,225
Energy:
Production	1,249,678	1,160,404
Service	272,934	319,618
Other	235,583	293,923
Total energy	1,758,195	1,773,945
Commercial real estate:
Commercial mortgages	3,285,041	2,999,082
Construction	720,695	624,888
Land	286,991	291,907
Total commercial real estate	4,292,727	3,915,877
Consumer real estate:
Home equity loans	340,528	342,725
Home equity lines of credit	233,525	220,128
Other	306,696	286,198
Total consumer real estate	880,749	849,051
Total real estate	5,173,476	4,764,928
Consumer and other	434,338	393,437
Total loans	$11,486,531	$10,987,535
Concentrations of Credit. Most of our lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio, as well as other markets. The majority of our loan portfolio consists of commercial and industrial and commercial real estate loans. As of December 31, 2015 and 2014, there were no concentrations of loans related to any single industry in excess of 10% of total loans other than energy loans, which totaled 15.3% and 16.1% of total loans, respectively.
Foreign Loans. We have U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at December 31, 2015 or 2014.
Overdrafts. Deposit account overdrafts reported as loans totaled $7.3 million and $7.7 million at December 31, 2015 and 2014.
Related Party Loans. In the ordinary course of business, we have granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”). These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectibility. Activity in related party loans during 2015 is presented in the following table. Other changes were primarily related to changes in related-party status.

Balance outstanding at December 31, 2014	$38,700
Principal additions	230,806
Principal reductions	(200,867)
Other changes	16,127
Balance outstanding at December 31, 2015	$84,766

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
Year-end non-accrual loans, segregated by class of loans, were as follows:

	2015	2014
Commercial and industrial	$25,111	$34,108
Energy	21,180	636
Commercial real estate:
Buildings, land and other	34,519	19,639
Construction	569	2,792
Consumer real estate	1,862	2,212
Consumer and other	226	538
Total	$83,467	$59,925
As of December 31, 2015 and 2014, non-accrual loans reported in the table above included $536 thousand and $8.3 million related to loans that were restructured as “troubled debt restructurings” during 2015 and 2014, respectively. See the section captioned “Troubled Debt Restructurings” elsewhere in this note.
Had non-accrual loans performed in accordance with their original contract terms, we would have recognized additional interest income, net of tax, of approximately $1.6 million in 2015, $1.5 million in 2014 and $2.2 million in 2013.
An age analysis of past due loans (including both accruing and non-accruing loans), segregated by class of loans, as of December 31, 2015 was as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and industrial	$27,777	$20,668	$48,445	$4,072,077	$4,120,522	$4,091
Energy	3,463	15,504	18,967	1,739,228	1,758,195	580
Commercial real estate:
Buildings, land and other	43,090	5,307	48,397	3,523,635	3,572,032	1,642
Construction	1,149	569	1,718	718,977	720,695	—
Consumer real estate	5,202	1,652	6,854	873,895	880,749	1,476
Consumer and other	3,781	382	4,163	430,175	434,338	319
Total	$84,462	$44,082	$128,544	$11,357,987	$11,486,531	$8,108

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

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
2015
Commercial and industrial	$26,067	$18,776	$4,084	$22,860	$2,378	$27,338
Energy	25,240	8,689	12,450	21,139	2,000	7,235
Commercial real estate:
Buildings, land and other	37,126	32,425	—	32,425	—	18,211
Construction	793	569	—	569	—	1,320
Consumer real estate	755	485	—	485	—	664
Consumer and other	—	—	—	—	—	—
Total	$89,981	$60,944	$16,534	$77,478	$4,378	$54,768
2014
Commercial and industrial	$42,212	$29,007	$2,853	$31,860	$1,613	$27,154
Energy	706	636	—	636	—	571
Commercial real estate:
Buildings, land and other	22,919	17,441	265	17,706	67	20,339
Construction	3,007	2,793	—	2,793	—	739
Consumer real estate	812	596	—	596	—	674
Consumer and other	—	—	—	—	—	159
Total	$69,656	$50,473	$3,118	$53,591	$1,680	$49,636
2013
Commercial and industrial	$31,429	$15,337	$7,004	$22,341	$4,140	$34,894
Energy	545	531	—	531	—	428
Commercial real estate:
Buildings, land and other	27,792	15,697	8,870	24,567	2,786	34,633
Construction	—	—	—	—	—	634
Consumer real estate	907	745	—	745	—	804
Consumer and other	334	278	—	278	—	348
Total	$61,007	$32,588	$15,874	$48,462	$6,926	$71,741

Troubled Debt Restructurings. The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules, reductions in collateral and other actions intended to minimize potential losses. Troubled debt restructurings that occurred during 2015, 2014 and 2013 are set forth in the following table.

	2015		2014		2013
	Balance at Restructure	Balance at Year-end	Balance at Restructure	Balance at Year-end	Balance at Restructure	Balance at Year-end
Commercial and industrial	$709	$536	$5,795	$5,391	$6,334	$4,937
Energy	—	—	—	—	528	531
Commercial real estate:
Buildings, land and other	—	—	3,121	2,948	7,964	5,747
Consumer	—	—	—	—	7	—
	$709	$536	$8,916	$8,339	$14,833	$11,215
The modifications during the reported periods primarily related to extending the amortization periods, converting the loans to interest only for a limited period of time, consolidating notes and/or reducing collateral or interest rates. The modifications did not significantly impact our determination of the allowance for loan losses. As of December 31, 2015, there was one loan totaling $259 thousand restructured during 2015 that was in excess of 90 days past due. During 2015, we charged-off $88 thousand in connection with the restructuring of a commercial and industrial loan. A $277 thousand commercial and industrial loan restructured during 2015 was related to a loan relationship previously restructured during 2014. During 2014, we charged off $627 thousand of commercial and industrial loans that were related to loans restructured during 2013. Approximately $2.7 million of commercial and industrial loans and $2.9 million of the commercial real estate loans restructured during 2014 were related to a single relationship that was previously restructured during 2013. During 2014, we also foreclosed upon certain commercial real estate loans that were restructured during 2013. We recognized $500 thousand of other real estate owned and no charge-offs in connection with these foreclosures. The aforementioned charge-offs and foreclosures during 2015 and 2014 did not significantly impact our determination of the allowance for loan losses. As of December 31, 2015, $536 thousand of the loans restructured in 2015 were on non-accrual status, while as of December 31, 2014, $8.3 million of the loans restructured in 2014 were on non-accrual status. See the section captioned “Non-accrual Loans” elsewhere in this note.
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

	December 31, 2015		December 31, 2014
	Weighted Average Risk Grade	Loans	Weighted Average Risk Grade	Loans
Commercial and industrial
Risk grades 1-8	5.88	$3,869,203	5.93	$3,846,598
Risk grade 9	9.00	100,670	9.00	65,166
Risk grade 10	10.00	76,030	10.00	54,519
Risk grade 11	11.00	49,508	11.00	55,034
Risk grade 12	12.00	22,644	12.00	31,683
Risk grade 13	13.00	2,467	13.00	2,225
Total	6.13	$4,120,522	6.16	$4,055,225
Energy
Risk grades 1-8	6.12	$1,385,749	5.37	$1,740,455
Risk grade 9	9.00	212,250	9.00	27,313
Risk grade 10	10.00	62,163	10.00	161
Risk grade 11	11.00	76,853	11.00	5,380
Risk grade 12	12.00	19,180	12.00	636
Risk grade 13	13.00	2,000	13.00	—
Total	6.89	$1,758,195	5.45	$1,773,945
Commercial real estate:
Buildings, land and other
Risk grades 1-8	6.58	$3,280,435	6.53	$3,067,219
Risk grade 9	9.00	140,900	9.00	72,906
Risk grade 10	10.00	72,577	10.00	87,889
Risk grade 11	11.00	43,601	11.00	43,336
Risk grade 12	12.00	34,519	12.00	19,501
Risk grade 13	13.00	—	13.00	138
Total	6.85	$3,572,032	6.76	$3,290,989
Construction
Risk grades 1-8	6.91	$696,229	6.91	$612,705
Risk grade 9	9.00	13,074	9.00	8,003
Risk grade 10	10.00	2,757	10.00	1,323
Risk grade 11	11.00	8,066	11.00	64
Risk grade 12	12.00	569	12.00	2,793
Risk grade 13	13.00	—	13.00	—
Total	7.01	$720,695	6.97	$624,888
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
Net (charge-offs)/recoveries, segregated by class of loan, were as follows:

	2015	2014	2013
Commercial and industrial	$(6,535)	$(2,911)	$(28,431)
Energy	(5,997)	(1,237)	(913)
Commercial real estate:
Buildings, land and other	314	(2,348)	(381)
Construction	18	348	256
Consumer real estate	(91)	(733)	(719)
Consumer and other	(3,237)	(2,329)	(2,409)
Total	$(15,528)	$(9,210)	$(32,597)
In assessing the general economic conditions in the State of Texas, management monitors and tracks the Texas Leading Index (“TLI”), which is produced by the Federal Reserve Bank of Dallas. The TLI is a single summary statistic that is designed to signal the likelihood of the Texas economy’s transition from expansion to recession and vice versa. Management believes this index provides a reliable indication of the direction of overall credit quality. The TLI is a composite of the following eight leading indicators: (i) Texas Value of the Dollar, (ii) U.S. Leading Index, (iii) real oil prices (iv) well permits, (v) initial claims for unemployment insurance, (vi) Texas Stock Index, (vii) Help-Wanted Index and (viii) average weekly hours worked in manufacturing. The TLI totaled 124.1 at November 30, 2015 (most recent date available) and 129.3 at December 31, 2014. A higher TLI value implies more favorable economic conditions.
Allowance for Loan Losses. The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of inherent losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. Our allowance for loan loss methodology follows the accounting guidance set forth in U.S. generally accepted accounting principles and the Interagency Policy Statement on the Allowance for Loan and Lease Losses, which was jointly issued by U.S. bank regulatory agencies. In that regard, our allowance for loan losses includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. Our process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The provision for loan losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance for loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.
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
Our allowance for loan losses consists of: (i) specific valuation allowances determined in accordance with ASC Topic 310 based on probable losses on specific loans; (ii) historical valuation allowances determined in accordance with ASC Topic 450 based on historical loan loss experience for similar loans with similar characteristics and trends, adjusted, as necessary, to reflect the impact of current conditions; (iii) general valuation allowances determined in accordance with ASC Topic 450 based on various risk factors that are internal to us; and (iv) macroeconomic valuation allowances determined in accordance with ASC Topic 450 based on general economic conditions and other risk factors that are external to us.
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
Historical valuation allowances are calculated based on the historical gross loss experience of specific types of loans and the internal risk grade of such loans. We calculate historical gross loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool. The historical gross loss ratios are periodically (no less than annually) updated based on actual charge-off experience. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical gross loss ratio and the total dollar amount of the loans in the pool. Our pools of similar loans include similarly risk-graded groups of commercial and industrial loans, energy loans, commercial real estate loans, consumer real estate loans and consumer and other loans.
General valuation allowances include allocations for groups of similar loans with similar risk characteristics that exceed certain concentration limits established by management and/or our board of directors. Concentration risk limits have been established, among other things, for certain industry concentrations, large balance and highly leveraged credit relationships that exceed specified risk grades and loans originated with policy exceptions that exceed specified risk grades. Additionally, general valuation allowances are provided for loans that did not undergo a separate, independent concurrence review during the underwriting process (generally those loans under $1.0 million at origination). Our allowance methodology for general valuation allowances also includes a reduction factor for recoveries of prior charge-offs to compensate for the fact that historical loss allocations are based upon gross charge-offs rather than net. The adjustment for recoveries is based on the lower of annualized, year-to-date gross recoveries or the total gross recoveries by loan portfolio segment for the preceding four quarters, adjusted, when necessary, for expected future trends in recoveries.

Prior to the second quarter of 2015, general valuation allowances included allocations for loan agreement monitoring exceptions related to credit and/or collateral for certain loans that exceeded specified risk grades. During the second quarter of 2015, we concluded that this risk was more appropriately captured within our loan risk grade matrix through the assignment of a higher risk grade for loans having these exceptions and thus included as a component of our historical valuation allowances. General valuation allowance allocations for loan agreement monitoring exceptions totaled $2.2 million at December 31, 2014. There were no such general valuation allowance allocations as of December 31, 2015 as we have determined that these risks are now reflected in the historical valuation allowances. This change in our allowance methodology did not significantly impact the provision for loan losses recorded during 2015.
The components of the macroeconomic valuation allowance include (i) reserves allocated as a result of applying an environmental risk adjustment factor to the base historical loss allocation, (ii) reserves allocated for loans to borrowers in distressed industries and (iii) reserves allocated based upon current economic trends and other quantitative and qualitative factors that could impact our loan portfolio segments. The aggregate sum of these components for each portfolio segment reflects management's assessment of current and expected economic conditions and other external factors that impact the inherent credit quality of loans in that portfolio segment.
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
Macroeconomic valuation allowances also include amounts allocated for loans to borrowers in distressed industries within our commercial loan portfolio segments. To determine the amount of the allocation for our commercial and industrial and commercial real estate loan portfolio segments, management calculates the weighted-average risk grade for all loans to borrowers in distressed industries by loan portfolio segment. A multiple is then applied to the amount by which the weighted-average risk grade for loans to borrowers in distressed industries exceeds the weighted-average risk grade for all pass-grade loans within the loan portfolio segment to derive an allocation factor for loans to borrowers in distressed industries. The amount of the allocation for each loan portfolio segment is the product of this allocation factor and the outstanding balance of pass-grade loans within the identified distressed industries that have a risk grade of 6 or higher. Management identifies potential distressed industries by analyzing industry trends related to delinquencies, classifications and charge-offs. At December 31, 2015 and 2014, certain segments of contractors were considered to be a distressed industry based on elevated levels of delinquencies, classifications and charge-offs relative to other industries within our commercial loan portfolios. Furthermore, we determined, through a review of borrower financial information that, as a whole, contractors have experienced, among other things, decreased revenues, reduced backlog of work, compressed margins and little, if any, net income.
The aforementioned methodology for allocating reserves for distressed industries within commercial and industrial and commercial real estate loan portfolio segments does not translate to our energy loan portfolio segment as the segment is made up of a single industry. For energy loans, management analyzes current economic trends, commodity prices and various other quantitative and qualitative factors that impact the inherent credit quality of our energy loan portfolio segment. If, based upon this analysis, management concludes that the prevailing conditions could have an adverse impact on the credit quality of our energy loan portfolio, management performs a sensitivity stress test on individual loans within our energy loan portfolio. The sensitivity stress test includes a commodity price shock to 75% of the commodity price deck. We also assess the financial strength of individual borrowers, the quality of collateral, the relative experience of the individual borrowers and their ability to withstand an economic downturn. The sensitivity stress test allows us to identify potential credit issues during periods of economic uncertainty. Reserve allocations resulting from the sensitivity stress test are calculated by hypothetically increasing the risk grades for affected borrowers and applying our allowance methodology to determine the incremental reserves that would be required.

Macroeconomic valuation allowances may also include additional reserves allocated based upon management's assessment of current and expected economic conditions, trends and other quantitative and qualitative factors that could impact the credit quality of our loan portfolio segments. Additional reserves are allocated when, based upon this assessment, management believes that there are inherent credit risks for a given portfolio segment that have not yet materialized through the migration of loan risk grades and, therefore, have not yet impacted our historical or general valuation allowances.
The following table presents details of the allowance for loan losses, segregated by loan portfolio segment.

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
December 31, 2015
Historical valuation allowances	$25,428	$21,195	$15,544	$2,109	$12,813	$77,089
Specific valuation allowances	2,378	2,000	—	—	—	4,378
General valuation allowances	7,339	5,525	4,619	2,052	(6,932)	12,603
Macroeconomic valuation allowances	7,848	25,976	4,150	498	3,317	41,789
Total	$42,993	$54,696	$24,313	$4,659	$9,198	$135,859
December 31, 2014
Historical valuation allowances	$25,249	$7,172	$14,684	$2,017	$10,482	$59,604
Specific valuation allowances	1,613	—	67	—	—	1,680
General valuation allowances	5,354	2,232	5,324	1,972	(6,263)	8,619
Macroeconomic valuation allowances	12,057	5,515	7,088	1,189	3,790	29,639
Total	$44,273	$14,919	$27,163	$5,178	$8,009	$99,542
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

The following table details activity in the allowance for loan losses by portfolio segment for 2015, 2014 and 2013. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Unallocated	Total
2015
Beginning balance	$44,273	$14,919	$27,163	$5,178	$8,009	$—	$99,542
Provision for loan losses	5,255	45,774	(3,182)	(428)	4,426	—	51,845
Charge-offs	(11,092)	(6,000)	(657)	(577)	(11,246)	—	(29,572)
Recoveries	4,557	3	989	486	8,009	—	14,044
Net charge-offs	(6,535)	(5,997)	332	(91)	(3,237)	—	(15,528)
Ending balance	$42,993	$54,696	$24,313	$4,659	$9,198	$—	$135,859
Allocated to loans:
Individually evaluated for impairment	$2,378	$2,000	$—	$—	$—	$—	$4,378
Collectively evaluated for impairment	40,615	52,696	24,313	4,659	9,198	—	131,481
Ending balance	$42,993	$54,696	$24,313	$4,659	$9,198	$—	$135,859
2014
Beginning balance	$46,700	$6,090	$22,590	$5,230	$5,010	$6,818	$92,438
Provision for loan losses	484	10,066	6,573	681	5,328	(6,818)	16,314
Charge-offs	(12,073)	(1,747)	(3,800)	(1,097)	(9,768)	—	(28,485)
Recoveries	9,162	510	1,800	364	7,439	—	19,275
Net charge-offs	(2,911)	(1,237)	(2,000)	(733)	(2,329)	—	(9,210)
Ending balance	$44,273	$14,919	$27,163	$5,178	$8,009	$—	$99,542
Allocated to loans:
Individually evaluated for impairment	$1,613	$67	$—	$—	$—	$—	$1,680
Collectively evaluated for impairment	42,660	14,852	27,163	5,178	8,009	—	97,862
Ending balance	$44,273	$14,919	$27,163	$5,178	$8,009	$—	$99,542
2013
Beginning balance	$46,585	$7,579	$29,346	$5,252	$3,507	$12,184	$104,453
Provision for loan losses	28,546	(576)	(6,631)	697	3,912	(5,366)	20,582
Charge-offs	(32,008)	(924)	(1,329)	(1,047)	(9,489)	—	(44,797)
Recoveries	3,577	11	1,204	328	7,080	—	12,200
Net charge-offs	(28,431)	(913)	(125)	(719)	(2,409)	—	(32,597)
Ending balance	$46,700	$6,090	$22,590	$5,230	$5,010	$6,818	$92,438
Allocated to loans:
Individually evaluated for impairment	$4,140	$—	$2,786	$—	$—	$—	$6,926
Collectively evaluated for impairment	42,560	6,090	19,804	5,230	5,010	6,818	85,512
Ending balance	$46,700	$6,090	$22,590	$5,230	$5,010	$6,818	$92,438

The Corporation’s recorded investment in loans as of December 31, 2015 and 2014 related to each balance in the allowance for loan losses by portfolio segment and detailed on the basis of the impairment methodology used by the Corporation was as follows:

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
2015
Individually evaluated	$22,860	$21,139	$32,994	$485	$—	$77,478
Collectively evaluated	4,097,662	1,737,056	4,259,733	880,264	434,338	11,409,053
Total	$4,120,522	$1,758,195	$4,292,727	$880,749	$434,338	$11,486,531
2014
Individually evaluated	$31,860	$636	$20,499	$596	$—	$53,591
Collectively evaluated	4,023,365	1,773,309	3,895,378	848,455	393,437	10,933,944
Total	$4,055,225	$1,773,945	$3,915,877	$849,051	$393,437	$10,987,535
Note 5 - Premises and Equipment
Year-end premises and equipment were as follows:

	2015	2014
Land	$111,925	$102,334
Buildings	365,051	240,430
Furniture and equipment	136,983	102,885
Leasehold improvements	64,446	60,902
Construction in progress	81,991	118,367
	760,396	624,918
Less accumulated depreciation and amortization	(201,272)	(182,748)
Total premises and equipment, net	$559,124	$442,170
Depreciation and amortization of premises and equipment totaled $28.5 million in 2015, $23.5 million in 2014 and $22.5 million in 2013.
Note 6 - Goodwill and Other Intangible Assets
Goodwill and other intangible assets are presented in the tables below. During 2014, we recorded goodwill totaling $118.0 million and a core deposit intangible asset totaling $9.3 million in connection with the acquisition of WNB. See Note 2 - Mergers and Acquisitions.
Goodwill. Year-end goodwill was as follows:

	2015	2014
Goodwill	$654,668	$654,668

Other Intangible Assets. Year-end other intangible assets were as follows:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
2015
Core deposits	$39,410	$(32,324)	$7,086
Customer relationships	5,771	(4,214)	1,557
Non-compete agreements	725	(568)	157
	$45,906	$(37,106)	$8,800
2014
Core deposits	$44,266	$(34,591)	$9,675
Customer relationships	5,771	(3,643)	2,128
Non-compete agreements	725	(403)	322
	$50,762	$(38,637)	$12,125
Other intangible assets are amortized on an accelerated basis over their estimated lives, which range from 5 to 10 years. Amortization expense related to intangible assets totaled $3.3 million in 2015, $3.5 million in 2014, and $3.1 million in 2013. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2015 is as follows:

2016	$2,413
2017	1,619
2018	1,346
2019	1,102
2020	877
Thereafter	1,443
$8,800
Note 7 - Deposits
Year-end deposits were as follows:

	2015	2014
Non-interest-bearing demand deposits:
Commercial and individual	$9,251,463	$9,256,045
Correspondent banks	378,930	429,000
Public funds	639,840	464,016
Total non-interest-bearing demand deposits	10,270,233	10,149,061
Interest-bearing deposits:
Private accounts:
Savings and interest checking	5,149,905	4,743,963
Money market accounts	7,536,998	7,860,403
Time accounts of $100,000 or more	420,697	490,209
Time accounts under $100,000	405,726	454,220
Total private accounts	13,513,326	13,548,795
Public funds:
Savings and interest checking	420,324	326,090
Money market accounts	93,969	57,145
Time accounts of $100,000 or more	44,941	53,684
Time accounts under $100,000	802	1,155
Total public funds	560,036	438,074
Total interest-bearing deposits	14,073,362	13,986,869
Total deposits	$24,343,595	$24,135,930

The following table presents additional information about our year-end deposits:

	2015	2014
Deposits from the Certificate of Deposit Account Registry Service (CDARS)	$2,615	$22,229
Deposits from the Promontory Interfinancial Network Insured Cash Sweep Service (acquired in the acquisition of WNB)	7,440	148,665
Deposits from foreign sources (primarily Mexico)	747,008	744,295
Deposits not covered by deposit insurance	11,953,367	12,056,180
Deposits from certain directors, executive officers and their affiliates	218,095	176,821
Scheduled maturities of time deposits, including both private and public funds, at December 31, 2015 were as follows:

2016	$736,480
2017	135,539
2018	88
2019	59
2020	—
$872,166
Scheduled maturities of time deposits in amounts of $100,000 or more, including both private and public funds, at December 31, 2015, were as follows:

Due within 3 months or less	$160,712
Due after 3 months and within 6 months	91,160
Due after 6 months and within 12 months	140,232
Due after 12 months	73,534
$465,638
Note 8 - Borrowed Funds
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase. Federal funds purchased are short-term borrowings that typically mature within one to ninety days. Federal funds purchased totaled $9.6 million and $12.0 million at December 31, 2015 and 2014. Securities sold under agreements to repurchase are secured short-term borrowings that typically mature within thirty to ninety days. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. We may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase totaled $883.9 million and $791.1 million at December 31, 2015 and 2014.
Subordinated Notes Payable. In February 2007, we issued $100 million of 5.75% fixed-to-floating rate subordinated notes that mature on February 15, 2017. The notes, which qualified as Tier 2 capital for Cullen/Frost under the capital rules in effect prior to 2015 (see Note 10 - Capital and Regulatory Matters), had an interest rate of 5.75% per annum, payable semi-annually on each February 15 and August 15, commencing on August 15, 2007 until February 15, 2012. From February 15, 2012, to but excluding the maturity date or date of earlier redemption and commencing on May 15, 2012, the notes bear interest at a rate per annum equal to three-month LIBOR for the related interest period plus 0.53% (0.89% and 0.76% at December 31, 2015 and 2014), payable quarterly on each February 15, May 15, August 15 and November 15. The notes are subordinated in right of payment to all of our senior indebtedness and effectively subordinated to all existing and future debt and all other liabilities of our subsidiaries. The notes cannot be accelerated except in the event of bankruptcy or the occurrence of certain other events of bankruptcy, insolvency or reorganization. We may elect to redeem the notes (subject to regulatory approval), in whole or in part, on any interest payment date on or after February 15, 2012 at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest. Unamortized debt issuance costs related to these notes, which are included in other assets, totaled $130 thousand and $250 thousand at December 31, 2015 and 2014. Proceeds from sale of the notes were used to fund a portion of the redemption of certain junior subordinated deferrable interest debentures.

Junior Subordinated Deferrable Interest Debentures. At December 31, 2015 and 2014, we had $123.7 million of junior subordinated deferrable interest debentures issued to Cullen/Frost Capital Trust II (“Trust II”), a wholly owned Delaware statutory business trust. Unamortized debt issuance costs related to Trust II, which are included in other assets, totaled $1.0 million and $1.1 million at December 31, 2015 and 2014. At December 31, 2015 and 2014, we also had $13.4 million of junior subordinated deferrable interest debentures issued to WNB Capital Trust I (“WNB Trust”), a wholly owned Delaware statutory business trust acquired in connection with the acquisition of WNB during the second quarter of 2014. Trust II and WNB Trust are variable interest entities for which we are not the primary beneficiary. As such, the accounts of Trust II and WNB Trust are not included in our consolidated financial statements. See Note 1 - Summary of Significant Accounting Policies for additional information about our consolidation policy. Details of our transactions with the capital trust are presented below.
Trust II was formed in 2004 for the purpose of issuing $120 million of floating rate (three-month LIBOR plus a margin of 1.55%) trust preferred securities, which represent beneficial interests in the assets of the trust. The trust preferred securities will mature on March 1, 2034 and are redeemable with the approval of the Federal Reserve Board in whole or in part at our option at any time after March 1, 2009 and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment. Distributions on the trust preferred securities are payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. Trust II also issued $3.7 million of common equity securities to Cullen/Frost. The proceeds of the offering of the trust preferred securities and common equity securities were used to purchase $123.7 million of floating rate (three-month LIBOR plus a margin of 1.55%, which was equal to 1.96% and 1.78% at December 31, 2015 and 2014) junior subordinated deferrable interest debentures issued by us, which have terms substantially similar to the trust preferred securities. In October 2008, we entered into an interest rate swap contract on the junior subordinated deferrable interest debentures that effectively fixed the interest rate on the debentures for a period of five years, terminating in October 2013. See Note 16 - Derivative Financial Instruments.
WNB Trust was formed in 2004 by WNB for the purpose of issuing $13.0 million of floating rate (three-month LIBOR plus a margin of 2.35%) trust preferred securities, which represent beneficial interests in the assets of the trust. The trust preferred securities will mature on July 23, 2034 and are redeemable with the approval of the Federal Reserve Board in whole or in part at our option at any time after July 23, 2009 and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment. Distributions on the trust preferred securities are payable quarterly in arrears on January 23, April 23, July 23 and October 23 of each year. WNB Trust also issued $403 thousand of common equity securities to WNB. The proceeds of the offering of the trust preferred securities and common equity securities were used to purchase $13.4 million of floating rate (three-month LIBOR plus a margin of 2.35%, which was equal to 2.67% and 2.58% at December 31, 2015and 2014) junior subordinated deferrable interest debentures issued by WNB, which have terms substantially similar to the trust preferred securities.
We have the right at any time during the term of the debentures issued to Trust II and WNB Trust to defer payments of interest at any time or from time to time for an extension period not exceeding 20 consecutive quarterly periods with respect to each extension period. Under the terms of the debentures, in the event that under certain circumstances there is an event of default under the debentures or we have elected to defer interest on the debentures, we may not, with certain exceptions, declare or pay any dividends or distributions on our capital stock or purchase or acquire any of our capital stock.
Payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities are guaranteed by us on a limited basis. We are obligated by agreement to pay any costs, expenses or liabilities of Trust II and WNB Trust other than those arising under the trust preferred securities. Our obligations under the junior subordinated debentures, the related indentures, the trust agreements establishing the trusts, the guarantees and the agreements as to expenses and liabilities, in the aggregate, constitute a full and unconditional guarantee by us of Trust II’s and WNB Trust's obligations under the trust preferred securities.
Although the accounts of Trust II and WNB Trust are not included in our consolidated financial statements, the $120.0 million in trust preferred securities issued by Trust II and the $13.0 million in trust preferred securities issued by WNB Trust are included in the capital of Cullen/Frost for regulatory capital purposes as of December 31, 2015 and 2014. See Note 10 - Capital and Regulatory Matters.

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
Year-end financial instruments with off-balance-sheet risk were as follows:

	2015	2014
Commitments to extend credit	$8,246,698	$7,955,779
Standby letters of credit	279,147	248,360
Deferred standby letter of credit fees	2,115	1,942
Credit Card Guarantees. We guarantee the credit card debt of certain customers to the merchant bank that issues the cards. At December 31, 2015 and 2014, the guarantees totaled approximately $7.9 million and $8.9 million, of which amounts, $1.2 million and $1.5 million were fully collateralized.
Lease Commitments. We lease certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $30.6 million in 2015, $28.2 million in 2014 and $24.6 million in 2013. Future minimum lease payments due under non-cancelable operating leases at December 31, 2015 were as follows:

2016	$22,489
2017	22,686
2018	21,913
2019	17,854
2020	15,041
Thereafter	106,926
$206,909
It is expected that certain leases will be renewed, or equipment replaced with new leased equipment, as these leases expire. Aggregate future minimum rentals to be received under non-cancelable subleases greater than one year at December 31, 2015, were $588 thousand.
We lease a branch facility from a partnership interest of a director. Payments related to this lease totaled $925 thousand in both 2015 and 2014, and $871 thousand in 2013.

Change in Control Agreements. We have change-in-control agreements with certain executive officers. Under these agreements, each covered person could receive, upon the effectiveness of a change-in-control, two to three times (depending on the person) his or her base compensation plus the target bonus established for the year, and any unpaid base salary and pro rata target bonus for the year in which the termination occurs, including vacation pay. Additionally, the executive’s insurance benefits will continue for two to three full years after the termination and all long-term incentive awards will immediately vest.
Comprehensive Development Agreement. In July 2015, we entered into a comprehensive development agreement with the City of San Antonio and an independent third party whereby, under separate agreements, we will sell our current headquarters building to the City of San Antonio and various adjacent properties to the third party. The third party has agreed to build a new office building where we will be the primary tenant. The agreement to sell our headquarters building was finalized in July 2015 and is expected to close in the second half of 2016, subject to certain contingencies. Under the terms of the agreement, we will lease-back our headquarters building until such time that construction of the new building is completed, which is currently expected to be in 2018 or 2019. While significant gains or losses may be realized on the various individual property sales completed in connection with the comprehensive development agreement, we do not expect any such gains or losses in the aggregate to have a significant impact on our operations.
Litigation. We are subject to various claims and legal actions that have arisen in the course of conducting business. Management does not expect the ultimate disposition of these matters to have a material adverse impact on our financial statements.
Note 10 - Capital and Regulatory Matters
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
The Basel III Capital Rules, a new comprehensive capital framework for U.S. banking organizations, became effective for Cullen/Frost and Frost Bank on January 1, 2015 (subject to a phase-in period for certain provisions). Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1 capital, Tier 1 capital and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to adjusted quarterly average assets (as defined).
Cullen/Frost’s and Frost Bank’s Common Equity Tier 1 capital includes common stock and related paid-in capital, net of treasury stock, and retained earnings. In connection with the adoption of the Basel III Capital Rules, we elected to opt-out of the requirement to include most components of accumulated other comprehensive income in Common Equity Tier 1. Common Equity Tier 1 for both Cullen/Frost and Frost Bank is reduced by, goodwill and other intangible assets, net of associated deferred tax liabilities, and subject to transition provisions. Frost Bank's Common Equity Tier 1 is also reduced by its equity investment in its financial subsidiary, Frost Insurance Agency (“FIA”).
Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. For Cullen/Frost, additional Tier 1 capital at December 31, 2015 includes $144.5 million of 5.375% non-cumulative perpetual preferred stock and the allowable portion of the $133.0 million of trust preferred securities issued by our unconsolidated subsidiary trusts. Under the Basel III Capital Rules, trust preferred securities do not qualify as Tier 1 capital instruments and must be phased-out of Tier 1 capital. At December 31, 2015, $33.3 million of trust preferred securities were included in Cullen/Frost's additional Tier 1 capital. Beginning January 1, 2016, trust preferred securities may not be included in Tier 1 capital. Trust preferred securities excluded from additional Tier 1 capital may be included in Tier 2 capital, without limitation. Frost Bank did not have any additional Tier 1 capital beyond Common Equity Tier 1 as of December 31, 2015.

Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both Cullen/Frost and Frost Bank includes a permissible portion of the allowance for loan losses. Tier 2 capital for Cullen/Frost also includes trust preferred securities that were excluded from Tier 1 capital and qualified subordinated debt. At December 31, 2015, Cullen/Frost's Tier 2 capital included $99.8 million of trust preferred securities and the permissible portion of our aggregate $100 million of floating rate subordinated notes (which decreases 20% per year during the final five years of the term of the notes) totaling $20.0 million at December 31, 2015. Our aggregate $100 million of floating rate subordinated notes mature on February 15, 2017. No portion of these notes will be permissible as a component of Tier 2 capital subsequent to February 15, 2016.
Prior to January 1, 2015, under the capital rules then in effect, Cullen/Frost’s and Frost Bank’s Tier 1 capital included total shareholders’ equity excluding accumulated other comprehensive income and goodwill and other intangible assets, net of associated deferred tax liabilities. Tier 1 capital for Cullen/Frost also included $144.5 million of 5.375% non-cumulative perpetual preferred stock and $133.0 million of trust preferred securities issued by our unconsolidated subsidiary trusts. Tier 1 capital for Frost Bank was also reduced by a portion of its equity investment in its financial subsidiary, FIA. Cullen/Frost’s and Frost Bank’s Total capital included Tier 1 capital for each entity plus a permissible portion of the allowance for loan losses. Total capital for Cullen/Frost also included the permissible portion of our aggregate $100 million of floating rate subordinated notes which totaled $40.0 million at December 31, 2014. Total capital for Frost Bank was also reduced by its equity investment in its financial subsidiary, FIA.
The Common Equity Tier 1 (beginning in 2015), Tier 1 and Total capital ratios are calculated by dividing the respective capital amounts by risk-weighted assets. Risk-weighted assets are calculated based on regulatory requirements and include total assets, with certain exclusions, allocated by risk weight category, and certain off-balance-sheet items, among other things. The leverage ratio is calculated by dividing Tier 1 capital by adjusted quarterly average total assets, which exclude goodwill and other intangible assets, among other things.
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
The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to Cullen/Frost or Frost Bank. The capital conservation buffer is designed to absorb losses during periods of economic stress and, as detailed above, effectively increases the minimum required risk-weighted capital ratios. Banking institutions with a ratio of Common Equity Tier 1 capital to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer and, if applicable, the countercyclical capital buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The following table presents actual and required capital ratios as of December 31, 2015 for Cullen/Frost and Frost Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2015 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
2015
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$1,986,200	11.37%	$786,344	4.50%	$1,222,837	7.00%	$1,135,830	6.50%
Frost Bank	2,131,360	12.24	783,727	4.50	1,218,766	7.00	1,132,049	6.50
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	2,163,936	12.38	1,048,458	6.00	1,484,874	8.50	1,397,944	8.00
Frost Bank	2,131,360	12.24	1,044,969	6.00	1,479,930	8.50	1,393,292	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	2,419,545	13.85	1,397,944	8.00	1,834,256	10.50	1,747,430	10.00
Frost Bank	2,267,219	13.02	1,393,292	8.00	1,828,149	10.50	1,741,615	10.00
Leverage Ratio
Cullen/Frost	2,163,936	7.79	1,111,325	4.00	1,111,117	4.00	1,389,156	5.00
Frost Bank	2,131,360	7.68	1,110,143	4.00	1,109,935	4.00	1,387,679	5.00
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
Management believes that, as of December 31, 2015, Cullen/Frost and its bank subsidiary, Frost Bank, were “well capitalized” based on the ratios presented above.
Cullen/Frost and Frost Bank are subject to the regulatory capital requirements administered by the Federal Reserve Board and, for Frost Bank, the Federal Deposit Insurance Corporation (“FDIC”). Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of December 31, 2015, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.

Preferred Stock. On February 15, 2013, we issued and sold 6,000,000 shares, or $150.0 million in aggregate liquidation preference, of our 5.375% Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 and liquidation preference $25 per share (“Series A Preferred Stock”). Dividends on the Series A Preferred stock, if declared, accrue and are payable quarterly, in arrears, at a rate of 5.375%. The Series A Preferred Stock qualifies as Tier 1 capital for the purposes of the regulatory capital calculations. The net proceeds from the issuance and sale of the Series A Preferred Stock, after deducting underwriting discount and commissions, and the payment of expenses, were approximately $144.5 million. The net proceeds from the offering were used to fund the accelerated share repurchase further discussed below.
Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On April 30, 2015, our board of directors authorized a $100.0 million stock repurchase program, allowing us to repurchase shares of our common stock over a two-year period from time to time at various prices in the open market or through private transactions. Under the plan, we repurchased 1,485,493 shares at a total cost of $100.0 million during 2015.
Accelerated Share Repurchase. Concurrent with the issuance and sale of the Series A Preferred Stock discussed above, we entered into an accelerated share repurchase agreement (the “ASR agreement”) with Goldman, Sachs & Co. (“Goldman Sachs”). Under the ASR agreement, we paid $144.0 million to Goldman Sachs and received from Goldman Sachs 1,905,077 shares of our common stock, representing approximately 80% of the estimated total number of shares to be repurchased. Goldman Sachs borrowed such shares delivered to us from stock lenders, and during the term of the ASR agreement, purchased shares in the open market to return to those stock lenders. Final settlement of the ASR agreement occurred on August 13, 2013 and we received an additional 331,671 shares. The total number of shares that we repurchased was based on the volume-weighted-average price per share of our common stock during the repurchase period as adjusted pursuant to the terms and conditions of the ASR agreement.
Dividend Restrictions. In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well capitalized” status, at December 31, 2015, Frost Bank could pay aggregate dividends of up to $419.7 million to Cullen/Frost without prior regulatory approval.
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
Under the terms of the Series A Preferred Stock, in the event that we do not declare and pay dividends on the Series A Preferred Stock for the most recent dividend period, we may not, with certain exceptions, declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our common stock or any of our securities that rank junior to the Series A Preferred Stock.

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

	2015	2014	2013
Net Income	$279,328	$277,977	$237,866
Less: Preferred stock dividends	8,063	8,063	6,719
Net income available to common shareholders	271,265	269,914	231,147
Less: Earnings allocated to participating securities	941	1,001	850
Net earnings allocated to common stock	$270,324	$268,913	$230,297

Distributed earnings allocated to common stock	$131,702	$126,709	$119,177
Undistributed earnings allocated to common stock	138,622	142,204	111,120
Net earnings allocated to common stock	$270,324	$268,913	$230,297

Weighted-average shares outstanding for basic earnings per common share	62,758,074	62,072,080	60,350,552
Dilutive effect of stock compensation	715,250	901,448	765,858
Weighted-average shares outstanding for diluted earnings per common share	63,473,324	62,973,528	61,116,410
Note 12 - Employee Benefit Plans
Retirement Plans
Profit Sharing Plans. The profit-sharing plan is a defined contribution retirement plan that covers employees who have completed at least one year of service and are age 21 or older. All contributions to the plan are made at our discretion and may be made without regard to current or accumulated profits. Contributions are allocated to eligible participants uniformly, based upon compensation, age and other factors. Plan participants self-direct the investment of allocated contributions by choosing from a menu of investment options. Account assets are subject to withdrawal restrictions and participants vest in their accounts after three years of service. We also maintain a separate non-qualified profit sharing plan for certain employees whose participation in the qualified profit sharing plan is limited. The plan offers such employees an alternative means of receiving comparable benefits. Expense related to these plans totaled $11.3 million in 2015, $10.8 million in 2014 and $11.4 million in 2013.
Retirement Plan and Restoration Plan. We maintain a non-contributory defined benefit plan (the “Retirement Plan”) that was frozen as of December 31, 2001. The plan provides pension and death benefits to substantially all employees who were at least 21 years of age and had completed at least one year of service prior to December 31, 2001. Defined benefits are provided based on an employee’s final average compensation and years of service at the time the plan was frozen and age at retirement. The freezing of the plan provides that future salary increases will not be considered. Our funding policy is to contribute yearly, at least the amount necessary to satisfy the funding standards of the Employee Retirement Income Security Act (“ERISA”).
Our Restoration of Retirement Income Plan (the “Restoration Plan”) provides benefits for eligible employees that are in excess of the limits under Section 415 of the Internal Revenue Code of 1986, as amended, that apply to the Retirement Plan. The Restoration Plan is designed to comply with the requirements of ERISA. The entire cost of the plan, which was also frozen as of December 31, 2001, is supported by our contributions.

We use a December 31 measurement date for our defined benefit plans. Combined activity in our defined benefit pension plans was as follows:

	2015	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$199,637	$163,876	$178,158
Interest cost	8,210	8,002	7,341
Actuarial (gain) loss	(6,489)	34,438	(15,333)
Benefits paid	(7,218)	(6,679)	(6,290)
Benefit obligation at end of year	194,140	199,637	163,876
Change in plan assets:
Fair value of plan assets at beginning of year	168,185	164,769	145,901
Actual return on plan assets	1,567	9,428	24,489
Employer contributions	736	667	669
Benefits paid	(7,218)	(6,679)	(6,290)
Fair value of plan assets at end of year	163,270	168,185	164,769
Funded status of the plan at end of year and accrued (benefit) liability recognized	$30,870	$31,452	$(893)
Accumulated benefit obligation at end of year	$194,140	$199,637	$163,876
Certain disaggregated information related to our defined benefit pension plans as of year-end was as follows:

	Retirement Plan		Restoration Plan
	2015	2014	2015	2014
Projected benefit obligation	$174,429	$179,970	$19,711	$19,667
Accumulated benefit obligation	174,429	179,970	19,711	19,667
Fair value of plan assets	163,270	168,185	—	—
Funded status of the plan at end of year and accrued (benefit) liability recognized	11,159	11,785	19,711	19,667
The components of the combined net periodic cost (benefit) for our defined benefit pension plans were as follows:

	2015	2014	2013
Expected return on plan assets, net of expenses	$(11,932)	$(12,514)	$(11,087)
Interest cost on projected benefit obligation	8,210	8,002	7,341
Net amortization and deferral	6,995	2,687	6,558
Net periodic expense (benefit)	$3,273	$(1,825)	$2,812
As of December 31, 2015, we changed the method we use to estimate the interest cost component of net periodic benefit cost for our defined benefit pension and other post-retirement benefit plans. Prior to the change, we estimated the interest cost component utilizing a single weighted-average discount rate derived from the yield curve used to measure our projected benefit obligation. Under the new method, we will utilize a full yield curve approach in the estimation of the interest cost component by applying the specific annual spot rates along the yield curve used in the measurement of our projected benefit obligation to the relevant projected cash flows. We view the full yield curve method as more representationally faithful of effective settlement rates as the interest cost component of the net periodic cost is measured more precisely, reflecting the difference in the timing of future benefit payment cash flows. This new method constitutes a change in an accounting estimate that is inseparable from a change in accounting principle and will be accounted for prospectively, with the resulting change impacting the recognition of net periodic benefit cost beginning January 1, 2016. While the change resulted in a decrease in the interest cost component of the net periodic benefit cost that will be recognized in 2016, the overall impact is not significant to our financial statements.

Amounts related to our defined benefit pension plans recognized as a component of other comprehensive income were as follows:

	2015	2014	2013
Net actuarial gain (loss)	$3,118	$(34,837)	$35,293
Deferred tax (expense) benefit	(1,091)	12,193	(12,353)
Other comprehensive income (loss), net of tax	$2,027	$(22,644)	$22,940
Amounts recognized as a component of accumulated other comprehensive loss as of year-end that have not been recognized as a component of the combined net period benefit cost of our defined benefit pension plans are presented in the following table. We expect to recognize approximately $6.2 million of the net actuarial loss reported in the following table as of December 31, 2015 as a component of net periodic benefit cost during 2016.

	2015	2014
Net actuarial loss	$(71,920)	$(75,038)
Deferred tax benefit	25,172	26,263
Amounts included in accumulated other comprehensive loss, net of tax	$(46,748)	$(48,775)
The weighted-average assumptions used to determine the benefit obligations as of the end of the years indicated and the net periodic benefit cost for the years indicated are presented in the table below. Because the plans were frozen, increases in compensation are not considered after 2001.

	2015	2014	2013
Benefit obligations:
Discount rate	4.55%	4.20%	5.00%
Net periodic benefit cost:
Discount rate	4.20%	5.00%	4.20%
Expected return on plan assets	7.25	7.25	7.75
Management uses an asset allocation optimization model to analyze the potential risks and rewards associated with various asset allocation strategies on a quarterly basis. As of December 31, 2015, management’s investment objective for our defined benefit plans is to achieve long-term growth. This strategy provides for a target asset allocation of approximately 65% invested in equity securities, approximately 32% invested in fixed income debt securities with any remainder invested in cash or short-term cash equivalents. The modeling process calculates, with a 90% confidence ratio, the potential risk associated with a given asset allocation and helps achieve adequate diversification of investment assets. The plan assets are reviewed annually to determine if the obligations can be met with the current investment mix and funding strategy.
The major categories of assets in our Retirement Plan as of year-end are presented in the following table. Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 “Fair Value Measurements and Disclosures,” utilized to measure fair value (see Note 18 - Fair Value Measurements). Our Restoration Plan is unfunded.

	2015	2014
Level 1:
Mutual funds	$162,379	$165,429
Cash and cash equivalents	322	1,447
Level 2:
Corporate bonds and notes	—	653
U.S. government agency securities	316	394
States and political subdivisions	253	262
Total fair value of plan assets	$163,270	$168,185

Mutual funds include various equity, fixed-income and blended funds with varying investment strategies. Approximately 71% of mutual fund investments consist of equity investments as of December 31, 2015. The investment objective of equity funds is long-term capital appreciation with current income. The remaining mutual fund investments consist of U.S. fixed-income securities, including investment-grade U.S. Treasury securities, U.S. government agency securities and mortgage-backed securities, corporate bonds and notes and collateralized mortgage obligations. The investment objective of fixed-income funds is to maximize investment return while preserving investment principal. Corporate bonds and notes include investment-grade bonds and notes of U.S. companies from diversified industries. U.S. government agency securities include obligations of Ginnie Mae. States and political subdivisions include fixed income municipal securities. Our investment strategies prohibit selling assets short and the use of derivatives. Additionally, our defined benefit plans do not directly invest in real estate, commodities, or private investments.
The asset allocation optimization model is used to estimate the expected long-term rate of return for a given asset allocation strategy. Expectations of returns for each asset class are based on comprehensive reviews of historical data and economic/financial market theory. During periods with volatile interest rates and equity security prices, the model may call for changes in the allocation of plan investments to achieve desired returns. Management assumed a long-term rate of return of 7.25% in the determination of the net periodic benefit cost for 2015. The expected long-term rate of return on assets was selected from within the reasonable range of rates determined by historical real returns, net of inflation, for the asset classes covered by the plan’s investment policy and projections of inflation over the long-term period during which benefits are payable to plan participants.
As of December 31, 2015, expected future benefit payments related to our defined benefit plans were as follows:

2016	$12,729
2017	9,421
2018	9,911
2019	10,365
2020	10,816
2021 through 2025	58,848
$112,090
We expect to contribute $4.9 million to the defined benefit plans during 2016.
Supplemental Executive Retirement Plan. We maintain a supplemental executive retirement plan (“SERP”) for one active key executive. The plan provides for target retirement benefits, as a percentage of pay, beginning at age 55. The target percentage is 45 percent of pay at age 55, increasing to 60 percent at age 60 and later. Benefits under the SERP are reduced, dollar-for-dollar, by benefits received under the profit sharing, non-qualified profit sharing, defined benefit retirement and restoration plans, described above, and any social security benefits. Expense related to this plan was not significant during 2015, 2014 and 2013.
Savings Plans
401(k) Plan and Thrift Incentive Plan. We maintain a 401(k) stock purchase plan that permits each participant to make before- or after-tax contributions in an amount not less than 2% and not exceeding 50% of eligible compensation and subject to dollar limits from Internal Revenue Service regulations. We match 100% of the employee’s contributions to the plan based on the amount of each participant’s contributions up to a maximum of 6% of eligible compensation. Eligible employees must complete 90 days of service in order to enroll and vest in our matching contributions immediately. Expense related to the plan totaled $13.3 million in 2015, $12.3 million in 2014, and $11.5 million in 2013. Our matching contribution is initially invested in the Cullen/Frost common stock fund. However, employees may immediately reallocate our matching portion, as well as invest their individual contribution, to any of a variety of investment alternatives offered under the 401(k) Plan.
We maintain a thrift incentive stock purchase plan to offer certain employees whose participation in the 401(k) plan is limited an alternative means of receiving comparable benefits. Expense related to this plan was not significant during 2015, 2014 and 2013.

Stock Compensation Plans
We have three active stock compensation plans (the 2005 Omnibus Incentive Plan, the 2007 Outside Directors Incentive Plan and the 2015 Omnibus Incentive Plan). All of the plans have been approved by our shareholders. During 2015, the 2015 Omnibus Incentive Plan (“2015 Plan”) was established to replace both the 2005 Omnibus Incentive Plan (“2005 Plan”) and the 2007 Outside Directors Incentive Plan (the “2007 Directors Plan”). All remaining shares authorized for grant under the superseded 2005 Plan and 2007 Directors Plan were transferred to the 2015 Plan. Our stock compensation plans were established to (i) motivate superior performance by means of performance-related incentives, (ii) encourage and provide for the acquisition of an ownership interest in our company by employees and non-employee directors and (iii) enable us to attract and retain qualified and competent persons as employees and to serve as members of our board of directors.
Under the 2015 Plan, we may grant, among other things, nonqualified stock options, incentive stock options, stock awards, stock appreciation rights, restricted stock units, performance share units or any combination thereof to certain employees and non-employee directors. Any of the authorized shares may be used for any type of award allowable under the Plan. The Compensation and Benefits Committee (“Committee”) of our Board of Directors has sole authority to (i) establish the awards to be issued, (ii) select the employees and non-employee directors to receive awards, and (iii) approve the terms and conditions of each award contract. Each award under the stock plans is evidenced by an award agreement that specifies the option price, the duration of the option, the number of shares to which the option pertains, and such other provisions as the Committee determines. The option price for each grant is at least equal to the fair market value of a share of Cullen/Frost’s common stock on the date of grant. Options granted expire at such time as the Committee determines at the date of grant and in no event does the exercise period exceed a maximum of ten years. Upon a change-in-control of Cullen/Frost, as defined in the plans, all outstanding options and non-vested stock awards/units immediately vest.
A combined summary of activity in our active stock plans is presented in the following table.

		Director Deferred Stock Units Outstanding		Non-Vested Stock Awards/Stock Units Outstanding		Stock Options Outstanding
	Available for Grant	Number of Units	Weighted- Average Grant-Date Fair Value	Number of Shares/Units	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price
Balance at January 1, 2013	1,188,963	27,724	55.46	188,560	$51.67	5,513,516	$51.94
Authorized	2,293,660	—	—	—	—	—	—
Granted	(635,360)	5,500	60.07	38,010	71.39	591,850	71.38
Stock options exercised	—	—	—	—	—	(1,319,786)	52.02
Stock awards/units vested	—	—	—	(26,830)	50.64	—	—
Forfeited/expired	46,890	—	—	—	—	(46,890)	46.05
Balance at December 31, 2013	2,894,153	33,224	56.22	199,740	55.32	4,738,690	54.35
Authorized	—	—	—	—	—	—	—
Granted	(955,443)	5,643	78.04	32,050	78.92	917,750	78.93
Stock options exercised	—	—	—	—	—	(560,291)	52.04
Stock awards/units vested	—	—	—	(56,300)	52.46	—	—
Forfeited/expired	66,267	—	—	—	—	(66,267)	62.21
Balance at December 31, 2014	2,004,977	38,867	59.39	175,490	60.55	5,029,882	58.99
Authorized	515,000	—	—	—	—	—	—
Granted	(951,506)	6,576	72.94	53,990	65.11	890,940	65.11
Stock options exercised	—	—	—	—	—	(287,326)	51.70
Stock awards/units vested	—	—	—	(56,300)	48.00	—	—
Forfeited/expired	21,256	—	—	—	—	(21,256)	66.72
Balance at December 31, 2015	1,589,727	45,443	61.35	173,180	$66.05	5,612,240	$60.30
Options awarded to employees generally have a ten-year life and vest in equal annual installments over a four-year period. Non-vested stock awards/stock units awarded to employees generally have a four-year-cliff vesting period. No options were awarded to non-employee directors during the reported periods. Deferred stock units awarded to non-employee directors generally have immediate vesting. Upon retirement from our board of directors, non-employee directors will receive one share of our common stock for each deferred stock unit held. Outstanding non-vested stock units and deferred stock units receive equivalent dividend payments as such dividends are declared on our common stock.
Other information regarding options outstanding and exercisable as of December 31, 2015 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Number of Shares	Weighted- Average Exercise Price
$45.01	to	$50.00	898,753	$48.27	4.53	898,753	$48.27
50.01	to	55.00	2,065,524	52.74	4.78	1,885,777	52.58
55.01	to	60.00	296,150	57.63	0.89	296,150	57.63
65.01	to	70.00	890,940	65.11	9.83	—	—
70.01	to	75.00	566,123	71.38	7.77	280,988	71.38
75.01	to	80.00	894,750	78.94	8.74	223,689	78.94
		Total	5,612,240	60.30	6.27	3,585,357	55.03
The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $26.2 million and $25.3 million at December 31, 2015.
Shares issued in connection with stock compensation awards are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. Shares issued in connection with stock compensation awards along with other related information were as follows:

	2015	2014	2013
New shares issued from available authorized shares	—	—	153,275
Issued from available treasury stock	337,056	601,851	1,179,551
Total	337,056	601,851	1,332,826
Proceeds from stock option exercises	$14,853	$29,158	$68,653
Intrinsic value of stock options exercised	5,766	13,714	20,506
Fair value of stock awards/units vested	3,728	4,346	1,918
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

	2015	2014	2013
Stock options	$9,660	$9,142	$8,814
Non-vested stock awards/stock units	2,597	2,920	2,819
Deferred stock-units	480	441	330
Total	$12,737	$12,503	$11,963
Income tax benefit	$4,458	$4,376	$4,187
Unrecognized stock-based compensation expense at December 31, 2015 was as follows:

Stock options	$21,245
Non-vested stock awards/stock units	3,355
Total	$24,600
The weighted-average period over which the remaining unrecognized stock-based compensation expense related to stock options is expected to be recognized was 2.9 years as of December 31, 2015. The weighted-average period over which the remaining unrecognized stock-based compensation expense related to non-vested stock awards/stock units is expected to be recognized was 2.9 years as of December 31, 2015.

Valuation of Stock-Based Compensation. The fair value of our employee stock options granted is estimated on the measurement date, which, for us, is the date of grant. The fair value of stock options is estimated using a binomial lattice-based valuation model that takes into account employee exercise patterns based on changes in our stock price and other variables, and allows for the use of dynamic assumptions about interest rates and expected volatility.
The weighted-average fair value of stock options granted during 2015, 2014 and 2013 estimated using a binomial lattice-based valuation model, was $10.23, $16.97, and $13.74. The assumptions used to determine the fair value of options granted are detailed in the table below.

	2015	2014	2013
Weighted-average risk-free interest rate	2.05%	2.33%	2.65%
Dividend yield	3.02	2.71	2.92
Weighted-average expected market price volatility	26.48	26.66	24.20
Weighted-average expected term	5.7 years	7.1 years	6.7 years
Expected volatility is based on the short-term historical volatility (estimated over the most recent two years) and the long-term historical volatility (estimated over a period at least equal to the contractual term of the options) of our stock, and other factors. A variance targeting methodology is utilized to estimate the convergence, or mean reversion, from short-term to long-term volatility within the model. In estimating the fair value of stock options under the binomial lattice-based valuation model, separate groups of employees that have similar historical exercise behavior are considered separately. The expected term of options granted is derived using a regression model and represents the period of time that options granted are expected to be outstanding. Certain groups of employees exhibit different behavior.
The fair value of non-vested stock awards/stock units and deferred stock units for the purposes of recognizing stock-based compensation expense is the market price of the stock on the measurement date, which, for us, is the date of the award.
Note 13 - Other Non-Interest Income and Expense
Other non-interest income and expense totals are presented in the following tables. Components of these totals exceeding 1% of the aggregate of total net interest income and total non-interest income for any of the years presented are stated separately.

	2015	2014	2013
Other non-interest income:
Other	$35,656	$32,256	$34,531
Total	$35,656	$32,256	$34,531
Other non-interest expense:
Advertising, promotions and public relations	$28,858	$28,998	$26,232
Professional services	26,283	27,365	26,132
Travel/meals and entertainment	15,346	14,813	13,571
Check card expense	13,008	11,923	9,384
Other	82,066	84,557	76,758
Total	$165,561	$167,656	$152,077

Note 14 - Income Taxes
Income tax expense was as follows:

	2015	2014	2013
Current income tax expense	$59,530	$62,177	$49,736
Deferred income tax expense (benefit)	(19,059)	(4,130)	3,279
Income tax expense, as reported	$40,471	$58,047	$53,015
Reported income tax expense differed from the amounts computed by applying the U.S. federal statutory income tax rate of 35% to income before income taxes as follows:

	2015	2014	2013
Income tax expense computed at the statutory rate	$111,930	$117,608	$101,808
Effect of tax-exempt interest	(70,889)	(58,761)	(46,535)
Bank owned life insurance income	(1,255)	(1,116)	(1,086)
Other	685	316	(1,172)
Income tax expense, as reported	$40,471	$58,047	$53,015
Year-end deferred taxes were as follows:

	2015	2014
Deferred tax assets:
Allowance for loan losses	$47,551	$34,840
Net actuarial loss on defined benefit post-retirement benefit plans	25,172	26,263
Stock-based compensation	21,246	18,839
Alternative minimum tax carryforward	10,934	—
Bonus accrual	5,832	6,118
Gain on sale of assets	2,044	2,139
Transaction costs	1,716	1,794
Partnerships	1,271	1,911
Other	4,447	5,272
Total gross deferred tax assets	120,213	97,176
Deferred tax liabilities:
Net unrealized gain on securities available for sale and effective cash flow hedging derivatives	(86,484)	(102,626)
Premises and equipment	(23,038)	(20,039)
Defined benefit post-retirement benefit plans	(14,089)	(15,010)
Intangible assets	(8,940)	(6,143)
Leases	(4,491)	(4,952)
Section 481(a) change in accounting method (tangible property)	(3,387)	—
Prepaid expenses	(1,702)	(1,639)
Reserve for medical insurance	(211)	(3,017)
Other	(352)	(341)
Total gross deferred tax liabilities	(142,694)	(153,767)
Net deferred tax asset (liability)	$(22,481)	$(56,591)
No valuation allowance for deferred tax assets was recorded at December 31, 2015 and 2014 as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years. There were no unrecognized tax benefits during any of the reported periods.
We file income tax returns in the U.S. federal jurisdiction. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2012.

Note 15 - Other Comprehensive Income (Loss)
The tax effects allocated to each component of other comprehensive income (loss) were as follows:

	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
2015
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(12,450)	$(4,358)	$(8,092)
Change in net unrealized gain on securities transferred to held to maturity	(33,601)	(11,760)	(21,841)
Reclassification adjustment for net (gains) losses included in net income	(69)	(24)	(45)
Total securities available for sale and transferred securities	(46,120)	(16,142)	(29,978)
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	3,118	1,091	2,027
Total other comprehensive income (loss)	$(43,002)	$(15,051)	$(27,951)

2014
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$103,044	$36,065	$66,979
Change in net unrealized gain on securities transferred to held to maturity	(35,441)	(12,404)	(23,037)
Reclassification adjustment for net (gains) losses included in net income	(38)	(13)	(25)
Total securities available for sale and transferred securities	67,565	23,648	43,917
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	(34,837)	(12,193)	(22,644)
Derivatives:
Reclassification adjustment for gains on interest rate swaps on variable-rate loans included in net income	(30,604)	(10,711)	(19,893)
Total other comprehensive income (loss)	$2,124	$744	$1,380

2013
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(115,245)	$(40,335)	$(74,910)
Change in net unrealized gain on securities transferred to held to maturity	(35,682)	(12,489)	(23,193)
Reclassification adjustment for net (gains) losses included in net income	(1,176)	(412)	(764)
Total securities available for sale and transferred securities	(152,103)	(53,236)	(98,867)
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	35,293	12,353	22,940
Derivatives:
Change in the accumulated gain/loss on effective cash flow hedge derivatives	(49)	(17)	(32)
Reclassification adjustments for (gains) losses included in net income:
Interest rate swaps on variable-rate loans	(37,380)	(13,083)	(24,297)
Interest rate swap on junior subordinated deferrable interest debentures	4,064	1,422	2,642
Total derivatives	(33,365)	(11,678)	(21,687)
Total other comprehensive income (loss)	$(150,175)	$(52,561)	$(97,614)

Activity in accumulated other comprehensive income, net of tax, was as follows:

	Securities Available For Sale	Defined Benefit Plans	Derivatives	Accumulated Other Comprehensive Income
Balance January 1, 2015	$190,589	$(48,775)	$—	$141,814
Other comprehensive income (loss) before reclassification	(29,933)	2,027	—	(27,906)
Amounts reclassified from accumulated other comprehensive income (loss)	(45)	—	—	(45)
Net other comprehensive income (loss) during period	(29,978)	2,027	—	(27,951)
Balance December 31, 2015	$160,611	$(46,748)	$—	$113,863

Balance January 1, 2014	$146,672	$(26,131)	$19,893	$140,434
Other comprehensive income (loss) before reclassification	43,942	(22,644)	—	21,298
Amounts reclassified from accumulated other comprehensive income (loss)	(25)	—	(19,893)	(19,918)
Net other comprehensive income (loss) during period	43,917	(22,644)	(19,893)	1,380
Balance December 31, 2014	$190,589	$(48,775)	$—	$141,814

Balance January 1, 2013	$245,539	$(49,071)	$41,580	$238,048
Other comprehensive income (loss) before reclassification	(98,103)	22,940	(32)	(75,195)
Amounts reclassified from accumulated other comprehensive income (loss)	(764)	—	(21,655)	(22,419)
Net other comprehensive income (loss) during period	(98,867)	22,940	(21,687)	(97,614)
Balance December 31, 2013	$146,672	$(26,131)	$19,893	$140,434
Note 16 - Derivative Financial Instruments
The fair value of derivative positions outstanding is included in accrued interest receivable and other assets and accrued interest payable and other liabilities in the accompanying consolidated balance sheets and in the net change in each of these financial statement line items in the accompanying consolidated statements of cash flows.
Interest Rate Derivatives. We utilize interest rate swaps, caps and floors to mitigate exposure to interest rate risk and to facilitate the needs of our customers. Our objectives for utilizing these derivative instruments are described below:
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

In October 2008, we entered into an interest rate swap contract on junior subordinated deferrable interest debentures with a total notional amount of $120.0 million. The interest rate swap contract was designated as a hedging instrument in a cash flow hedge with the objective of protecting the quarterly interest payments on our $120.0 million of junior subordinated deferrable interest debentures issued to Cullen/Frost Capital Trust II throughout the five-year period beginning in December 2008 and ending in December 2013 from the risk of variability of those payments resulting from changes in the three-month LIBOR interest rate. Under the swap, we paid a fixed interest rate of 5.47% and received a variable interest rate of three-month LIBOR plus a margin of 1.55% on a total notional amount of $120.0 million, with quarterly settlements. The swap terminated in December 2013.
We have entered into certain interest rate swap, cap and floor contracts that are not designated as hedging instruments. These derivative contracts relate to transactions in which we enter into an interest rate swap, cap and/or floor with a customer while at the same time entering into an offsetting interest rate swap, cap and/or floor with a third-party financial institution. In connection with each swap transaction, we agree to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, we agree to pay a third-party financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our customer to effectively convert a variable rate loan to a fixed rate. Because we act as an intermediary for our customer, changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact our results of operations.
The notional amounts and estimated fair values of interest rate derivative contracts outstanding at December 31, 2015 and 2014 are presented in the following table. We obtain dealer quotations to value our interest rate derivative contracts designated as hedges of cash flows, while the fair values of other interest rate derivative contracts are estimated utilizing internal valuation models with observable market data inputs.

	December 31, 2015		December 31, 2014
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivatives designated as hedges of fair value:
Financial institution counterparties:
Loan/lease interest rate swaps - assets	$49,927	$358	$31,614	$469
Loan/lease interest rate swaps - liabilities	31,038	(2,301)	37,672	(3,179)
Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan/lease interest rate swaps - assets	62,887	278	69,842	719
Loan/lease interest rate swaps - liabilities	768,182	(37,522)	765,979	(38,952)
Loan/lease interest rate caps - assets	74,281	682	73,058	1,003
Customer counterparties:
Loan/lease interest rate swaps - assets	780,082	37,630	765,979	38,910
Loan/lease interest rate swaps - liabilities	50,987	(188)	69,842	(719)
Loan/lease interest rate caps - liabilities	74,281	(682)	73,058	(1,003)
The weighted-average rates paid and received for interest rate swaps outstanding at December 31, 2015 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Fair value hedge loan/lease interest rate swaps	2.36%	0.37%
Non-hedging interest rate swaps - financial institution counterparties	4.14	2.01
Non-hedging interest rate swap - customer counterparties	2.01	4.14
The weighted-average strike rate for outstanding interest rate caps was 2.42% at December 31, 2015.

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

		December 31, 2015		December 31, 2014
	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Oil - assets	Barrels	1,184	$12,650	470	$14,357
Oil - liabilities	Barrels	45	(352)	197	(1,670)
Natural gas - assets	MMBTUs	760	560	12,235	12,707
Natural gas - liabilities	MMBTUs	—	—	16,755	(4,095)
Customer counterparties:
Oil - assets	Barrels	45	354	197	1,670
Oil - liabilities	Barrels	1,184	(12,454)	470	(14,318)
Natural gas - assets	MMBTUs	—	—	16,755	4,095
Natural gas - liabilities	MMBTUs	760	(549)	12,235	(12,646)
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

		December 31, 2015		December 31, 2014
	Notional Currency	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Forward contracts - assets	EUR	1,247	$13	936	$7
Forward contracts - assets	CAD	—	—	24,724	659
Forward contracts - assets	GBP	568	2	—	—
Forward contracts - liabilities	EUR	572	(18)	—	—
Forward contracts - liabilities	CAD	1,440	(5)	—	—
Forward contracts - liabilities	GBP	—	—	544	(2)
Customer counterparties:
Forward contracts - assets	EUR	575	22	—	—
Forward contracts - assets	CAD	1,437	9	—	—
Forward contracts - liabilities	EUR	343	(5)	—	—
Forward contracts - liabilities	CAD	—	—	24,680	(615)
Gains, Losses and Derivative Cash Flows. For fair value hedges, the changes in the fair value of both the derivative hedging instrument and the hedged item are included in other non-interest income or other non-interest expense. The extent that such changes in fair value do not offset represents hedge ineffectiveness. Net cash flows from interest rate swaps on commercial loans/leases designated as hedging instruments in effective hedges of fair value are included in interest income on loans. For cash flow hedges, the effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument is included in other comprehensive income, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is included in other non-interest income or other non-interest expense. Net cash flows from interest rate swaps on variable-rate loans designated as hedging instruments in effective hedges of cash flows and the reclassification from other comprehensive income of deferred gains associated with the termination of those hedges were included in interest income on loans during 2014 and 2013. Net cash flows from the interest rate swap on junior subordinated deferrable interest debentures designated as a hedging instrument in an effective hedge of cash flows were included in interest expense on junior subordinated deferrable interest debentures during 2013. For non-hedging derivative instruments, gains and losses due to changes in fair value and all cash flows are included in other non-interest income and other non-interest expense.
Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	2015	2014	2013
Commercial loan/lease interest rate swaps:
Amount of gain (loss) included in interest income on loans	$(1,796)	$(2,014)	$(2,437)
Amount of (gain) loss included in other non-interest expense	11	3	4
Amounts included in the consolidated statements of income and in other comprehensive income for the period related to interest rate derivatives designated as hedges of cash flows were as follows:

	2015	2014	2013
Interest rate swaps/caps/floors on variable-rate loans:
Amount reclassified from accumulated other comprehensive income to interest income on loans	$—	$30,604	$37,380
Interest rate swaps on junior subordinated deferrable interest debentures:
Amount reclassified from accumulated other comprehensive income to interest expense on junior subordinated deferrable interest debentures	—	—	4,064
Amount of gain (loss) recognized in other comprehensive income	—	—	(49)
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

	2015	2014	2013
Non-hedging interest rate derivatives:
Other non-interest income	$2,580	$1,786	$1,441
Other non-interest expense	(43)	(2)	(96)
Non-hedging commodity derivatives:
Other non-interest income	208	118	496
Non-hedging foreign currency derivatives:
Other non-interest income	78	162	175

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
Our credit exposure relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with bank customers was approximately $37.7 million at December 31, 2015. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. Our credit exposure, net of collateral pledged, relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with upstream financial institution counterparties was approximately $6.7 million at December 31, 2015. This amount was primarily related to excess collateral we posted to counterparties. Collateral levels for upstream financial institution counterparties are monitored and adjusted as necessary. See Note 17 – Balance Sheet Offsetting and Repurchase Agreements for additional information regarding our credit exposure with upstream financial institution counterparties.
The aggregate fair value of securities we posted as collateral related to derivative contracts totaled $17.5 million at December 31, 2015. At such date, we also had $16.9 million in cash collateral on deposit with other financial institution counterparties.

Note 17 - Balance Sheet Offsetting and Repurchase Agreements
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
Information about financial instruments that are eligible for offset in the consolidated balance sheet as of December 31, 2015 is presented in the following tables.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
December 31, 2015
Financial assets:
Derivatives:
Loan/lease interest rate swaps and caps	$1,318	$—	$1,318
Commodity swaps and options	13,210	—	13,210
Foreign currency forward contracts	15	—	15
Total derivatives	14,543	—	14,543
Resell agreements	13,442	—	13,442
Total	$27,985	$—	$27,985
Financial liabilities:
Derivatives:
Loan/lease interest rate swaps	$39,823	$—	$39,823
Commodity swaps and options	352	—	352
Foreign currency forward contracts	23	—	23
Total derivatives	40,198	—	40,198
Repurchase agreements	883,947	—	883,947
Total	$924,145	$—	$924,145

		Gross Amounts Not Offset
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
December 31, 2015
Financial assets:
Derivatives:
Counterparty A	$743	$(743)	$—	$—
Counterparty B	6,901	(5,795)	(413)	693
Counterparty C	6,059	(3,447)	(2,312)	300
Other counterparties	840	(840)	—	—
Total derivatives	14,543	(10,825)	(2,725)	993
Resell agreements	13,442	—	(13,442)	—
Total	$27,985	$(10,825)	$(16,167)	$993
Financial liabilities:
Derivatives:
Counterparty A	$16,092	$(743)	$(15,347)	$2
Counterparty B	5,795	(5,795)	—	—
Counterparty C	3,447	(3,447)	—	—
Other counterparties	14,864	(840)	(13,456)	568
Total derivatives	40,198	(10,825)	(28,803)	570
Repurchase agreements	883,947	—	(883,947)	—
Total	$924,145	$(10,825)	$(912,750)	$570

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
The remaining contractual maturity of repurchase agreements in the consolidated balance sheets as of December 31, 2015 and December 31, 2014 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
December 31, 2015
Repurchase agreements:
U.S. Treasury	$664,419	$—	$—	$—	$664,419
Residential mortgage-backed securities	211,501	—	8,027	—	219,528
Total borrowings	$875,920	$—	$8,027	$—	$883,947
Gross amount of recognized liabilities for repurchase agreements					$883,947
Amounts related to agreements not included in offsetting disclosures above					$—

December 31, 2014
Repurchase agreements:
U.S. Treasury	$427,402	$—	$—	$—	$427,402
Residential mortgage-backed securities	355,187	—	8,530	—	363,717
Total borrowings	$782,589	$—	$8,530	$—	$791,119
Gross amount of recognized liabilities for repurchase agreements					$791,119
Amounts related to agreements not included in offsetting disclosures above					$—
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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
2015
Securities available for sale:
U.S. Treasury	$3,994,520	$—	$—	$3,994,520
Residential mortgage-backed securities	—	1,041,432	—	1,041,432
States and political subdivisions	—	4,127,959	—	4,127,959
Other	—	42,447	—	42,447
Trading account securities:
U.S. Treasury	16,443	—	—	16,443
States and political subdivisions	—	136	—	136
Derivative assets:
Interest rate swaps, caps and floors	—	38,948	—	38,948
Commodity swaps and options	—	13,564	—	13,564
Foreign currency forward contracts	46	—	—	46
Derivative liabilities:
Interest rate swaps, caps and floors	—	40,693	—	40,693
Commodity swaps and options	—	13,355	—	13,355
Foreign currency forward contracts	28	—	—	28
2014
Securities available for sale:
U.S. Treasury	$3,811,252	$—	$—	$3,811,252
Residential mortgage-backed securities	—	1,398,724	—	1,398,724
States and political subdivisions	—	3,208,907	—	3,208,907
Other	—	42,371	—	42,371
Trading account securities:
U.S. Treasury	15,339	—	—	15,339
States and political subdivisions	—	87	—	87
Derivative assets:
Interest rate swaps, caps and floors	—	40,931	170	41,101
Commodity swaps and options	—	32,829	—	32,829
Foreign currency forward contracts	666	—	—	666
Derivative liabilities:
Interest rate swaps, caps and floors	—	43,853	—	43,853
Commodity swaps and options	—	32,729	—	32,729
Foreign currency forward contracts	617	—	—	617
There were no derivative assets measured at fair value using significant unobservable (Level 3) inputs as of December 31, 2015. Derivative assets, measured at fair value on a recurring basis using significant unobservable (Level 3) inputs at December 31, 2014 consisted of interest rate swaps sold to loan customers. The significant unobservable (Level 3) inputs used in the fair value measurement of these interest rate swaps sold to loan customers primarily related to the probability of default and loss severity in the event of default. The probability of default is determined by the underlying risk grade of the loan (see Note 4 – Loans) underlying the interest rate swap in that the probability of default increases as a loan’s risk grade deteriorates, while the loss severity was estimated through an analysis of the collateral supporting both the underlying loan and interest rate swap. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity. As of December 31, 2014, the weighted-average risk grade of loans underlying interest rate swaps measured at fair value using significant unobservable (Level 3) inputs was 11.0, while the weighted-average loss severity in the event of default on the interest rate swaps was 20.0%. A reconciliation of the beginning and ending balances of derivative assets measured at fair value on a recurring basis using significant unobservable (Level 3) inputs is not presented as such amounts were not significant during the reported periods.

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
The following table presents impaired loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral:

	2015		2014		2013
	Level 2	Level 3	Level 2	Level 3	Level 2	Level 3
Carrying value of impaired loans before allocations	$—	$14,921	$—	$2,715	$9,374	$—
Specific valuation allowance allocations	—	(2,765)	—	(1,475)	(2,785)	—
Fair value	$—	$12,156	$—	$1,240	$6,589	$—
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
The following table presents foreclosed assets that were remeasured and reported at fair value:

	2015	2014	2013
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$1,102	$6,388	$7,580
Charge-offs recognized in the allowance for loan losses	(169)	(285)	(710)
Fair value	$933	$6,103	$6,870
Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$205	$5,026	$4,979
Write-downs included in other non-interest expense	(36)	(1,289)	(895)
Fair value	$169	$3,737	$4,084
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
Deposits. The estimated fair value approximates carrying value for demand deposits. The fair value of fixed-rate deposit liabilities with defined maturities is estimated by discounting future cash flows using the interest rates currently offered for deposits of similar remaining maturities. The estimated fair value of deposits does not take into account the value of our long-term relationships with depositors, commonly known as core deposit intangibles, which are separate intangible assets, and not considered financial instruments. Nonetheless, we would likely realize a core deposit premium if our deposit portfolio were sold in the principal market for such deposits.
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
Loan Commitments, Standby and Commercial Letters of Credit. Our lending commitments have variable interest rates and “escape” clauses if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the following table.
The estimated fair values of financial instruments that are reported at amortized cost in our consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	December 31, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$3,591,523	$3,591,523	$4,364,123	$4,364,123
Securities held to maturity	2,663,009	2,710,685	2,926,486	2,966,390
Cash surrender value of life insurance policies	175,191	175,191	172,050	172,050
Accrued interest receivable	139,986	139,986	128,436	128,436
Level 3 inputs:
Loans, net	11,350,672	11,396,158	10,887,993	10,939,684
Financial liabilities:
Level 2 inputs:
Deposits	24,343,595	24,344,007	24,135,930	24,136,402
Federal funds purchased and repurchase agreements	893,522	893,522	803,119	803,119
Junior subordinated deferrable interest debentures	137,115	137,115	137,115	137,115
Subordinated notes payable and other borrowings	100,000	99,000	100,000	95,591
Accrued interest payable	1,014	1,014	1,132	1,132
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
Banking and Frost Wealth Advisors are delineated by the products and services that each segment offers. The Banking operating segment includes both commercial and consumer banking services, Frost Insurance Agency and Frost Securities. Commercial banking services are provided to corporations and other business clients and include a wide array of lending and cash management products. Consumer banking services include direct lending and depository services. Frost Insurance Agency provides insurance brokerage services to individuals and businesses covering corporate and personal property and casualty products, as well as group health and life insurance products and human resources consulting services. Prior to June 30, 2015, Frost Securities, Inc. provided advisory and private equity services to middle market companies. The operations of Frost Securities were discontinued and the entity was closed effective June 30, 2015. The Frost Wealth Advisors operating segment includes fee-based services within private trust, retirement services, and financial management services, including personal wealth management and securities brokerage services. A third operating segment, Non-Banks, is for the most part the parent holding company, as well as certain other insignificant non-bank subsidiaries of the parent that, for the most part, have little or no activity. The parent company’s principal activities include the direct and indirect ownership of our banking and non-banking subsidiaries and the issuance of debt and equity. Our principal source of revenue is dividends from our subsidiaries.
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

Financial results by operating segment are detailed below. Certain prior period amounts have been reclassified to conform to the current presentation.

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
2015
Net interest income (expense)	$732,671	$7,634	$(3,673)	$736,632
Provision for loan losses	51,848	(3)	—	51,845
Non-interest income	205,606	121,489	1,635	328,730
Non-interest expense	589,394	98,405	5,919	693,718
Income (loss) before income taxes	297,035	30,721	(7,957)	319,799
Income tax expense (benefit)	34,997	10,753	(5,279)	40,471
Net income (loss)	262,038	19,968	(2,678)	279,328
Preferred stock dividends	—	—	8,063	8,063
Net income (loss) available to common shareholders	$262,038	$19,968	$(10,741)	$271,265
Revenues from (expenses to) external customers	$938,277	$129,123	$(2,038)	$1,065,362
Average assets (in millions)(1)	$28,024	$36	$2	$28,062
2014
Net interest income (expense)	$683,579	$6,734	$(3,379)	$686,934
Provision for loan losses	16,312	2	—	16,314
Non-interest income	193,883	122,261	4,000	320,144
Non-interest expense	549,812	96,330	8,598	654,740
Income (loss) before income taxes	311,338	32,663	(7,977)	336,024
Income tax expense (benefit)	51,881	11,431	(5,265)	58,047
Net income (loss)	259,457	21,232	(2,712)	277,977
Preferred stock dividends	—	—	8,063	8,063
Net income (loss) available to common shareholders	$259,457	$21,232	$(10,775)	$269,914
Revenues from (expenses to) external customers	$877,462	$128,995	$621	$1,007,078
Average assets (in millions)(1)	$25,734	$32	$2	$25,768
2013
Net interest income (expense)	$621,333	$6,586	$(7,364)	$620,555
Provision for loan losses	20,585	(3)	—	20,582
Non-interest income	190,767	107,759	4,292	302,818
Non-interest expense	513,909	90,132	7,869	611,910
Income (loss) before income taxes	277,606	24,216	(10,941)	290,881
Income tax expense (benefit)	50,823	8,563	(6,371)	53,015
Net income (loss)	$226,783	$15,653	$(4,570)	$237,866
Preferred stock dividends	$—	$—	$6,719	$6,719
Net income (loss) available to common shareholders	$226,783	$15,653	$(11,289)	$231,147
Revenues from (expenses to) external customers	$812,100	$114,345	$(3,072)	$923,373
Average assets (in millions)(1)	$22,709	$31	$12	$22,752

(1)	Frost Wealth Advisors excludes off balance sheet managed and custody assets with a total fair value of $30.7 billion, $30.5 billion and $29.0 billion at December 31, 2015, 2014 and 2013.

Note 20 - Condensed Financial Statements of Parent Company
Condensed financial statements pertaining only to Cullen/Frost Bankers, Inc. are presented below. Investments in subsidiaries are stated using the equity method of accounting.
Condensed Balance Sheets

	December 31,
	2015	2014
Assets:
Cash	$6,434	$7,335
Resell agreements	200,100	286,660
Total cash and cash equivalents	206,534	293,995
Investment in subsidiaries	2,920,506	2,791,647
Accrued interest receivable and other assets	36,578	29,705
Total assets	$3,163,618	$3,115,347
Liabilities:
Junior subordinated deferrable interest debentures	$137,115	$137,115
Subordinated notes payable	100,000	100,000
Accrued interest payable and other liabilities	36,160	26,829
Total liabilities	273,275	263,944
Shareholders’ Equity	2,890,343	2,851,403
Total liabilities and shareholders’ equity	$3,163,618	$3,115,347

Condensed Statements of Income

	Year Ended December 31,
	2015	2014	2013
Income:
Dividend income paid by Frost Bank	$126,375	$114,439	$144,642
Dividend income paid by non-banks	1,830	4,323	2,819
Interest and other income	82	69	79
Total income	128,287	118,831	147,540
Expenses:
Interest expense	3,673	3,381	7,365
Salaries and employee benefits	1,376	1,218	1,175
Other	5,727	8,526	6,735
Total expenses	10,776	13,125	15,275
Income before income taxes and equity in undistributed earnings of subsidiaries	117,511	105,706	132,265
Income tax benefit	6,062	6,702	7,845
Equity in undistributed earnings of subsidiaries	155,755	165,569	97,756
Net income	279,328	277,977	237,866
Preferred stock dividends	8,063	8,063	6,719
Net income available to common shareholders	$271,265	$269,914	$231,147

Condensed Statements of Cash Flows

	Year Ended December 31,
	2015	2014	2013
Operating Activities:
Net income	$279,328	$277,977	$237,866
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(155,755)	(165,569)	(97,756)
Stock-based compensation	480	441	330
Excess tax benefits from stock-based compensation	(161)	(165)	(155)
Net change in other assets and other liabilities	2,621	(1,984)	2,372
Net cash from operating activities	126,513	110,700	142,657

Investing Activities:
Redemption of investment in Frost Securities, Inc.	216	—	—
Net cash received in acquisitions	—	830,661	—
Capital contribution to subsidiaries	—	(879,730)	—
Net cash from investing activities	216	(49,069)	—

Financing Activities:
Proceeds from stock option exercises	14,853	29,158	68,653
Proceeds from stock-based compensation activities of subsidiaries	12,257	12,062	11,633
Excess tax benefits from stock-based compensation	161	165	155
Proceeds from issuance of preferred stock	—	—	144,486
Purchase of treasury stock	(101,237)	(1,457)	(144,630)
Cash dividends paid on preferred stock	(8,063)	(8,063)	(6,719)
Cash dividends paid on common stock	(132,161)	(127,178)	(119,619)
Net cash from financing activities	(214,190)	(95,313)	(46,041)
Net change in cash and cash equivalents	(87,461)	(33,682)	96,616
Cash and cash equivalents at beginning of year	293,995	327,677	231,061
Cash and cash equivalents at end of year	$206,534	$293,995	$327,677
Note 21 - Accounting Standards Updates
Accounting Standards Update (“ASU”) 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU No. 2013-01, “Balance Sheet (Topic 210) – Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” clarifies that ordinary trade receivables are not within the scope of ASU 2011-11. ASU 2011-11, as amended by ASU 2013-01, became effective for us on January 1, 2013. See Note 17 – Balance Sheet Offsetting and Repurchase Agreements for applicable disclosures.
ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 gives entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is impaired, then the entity must perform the quantitative impairment test. If, under the quantitative impairment test, the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. ASU 2012-02 became effective for us on January 1, 2013 and did not have a significant impact on our financial statements.

ASU 2013-08, “Financial Services – Investment Companies (Topic 946) – Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 clarifies the characteristics of investment companies and sets forth a new approach for determining whether a company is an investment company. The fundamental characteristics of an investment company include (i) the company obtains funds from investors and provides the investors with investment management services; (ii) the company commits to its investors that its business purpose and only substantive activities are investing the funds for returns solely from capital appreciation, investment income, or both; and (iii) the company or its affiliates do not obtain or have the objective of obtaining returns or benefits from an investee or its affiliates that are not normally attributable to ownership interests or that are other than capital appreciation or investment income. ASU 2013-08 also sets forth the scope, measurement and disclosure requirements for investment companies. ASU 2013-08 became effective for us on January 1, 2014 and did not have a significant impact on our financial statements.
ASU 2013-10, “Derivatives and Hedging (Topic 815) – Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” ASU 2013-10 permits the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate (“LIBOR”). ASU 2013-10 became effective for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013 and did not have a significant impact on our financial statements.
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
ASU 2014-11, “Transfers and Servicing (Topic 860).” ASU 2014-11 requires that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, ASU 2014-11 requires separate accounting for repurchase financings, which entails the transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. ASU 2014-11 requires entities to disclose certain information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements. In addition, ASU 2014-11 requires disclosures related to collateral, remaining contractual tenor and of the potential risks associated with repurchase agreements, securities lending transactions and repurchase-to-maturity transactions. ASU 2014-11 became effective for us on January 1, 2015 and did not have a significant impact on our financial statements. The new disclosures required by ASU 2014-11 are included in Note 17 - Balance Sheet Offsetting and Repurchase Agreements.
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
ASU 2016-1, “No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-1, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-1 will be effective for us on January 1, 2018 and is not expected to have a significant impact on our financial statements.

[THIS PAGE INTENTIONALLY LEFT BLANK]

Cullen/Frost Bankers, Inc.
Consolidated Average Balance Sheets
(Dollars in thousands - tax-equivalent basis)
The following unaudited schedule is presented for additional information and analysis.

	Year Ended December 31,
		2015			2014
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$3,047,515	$8,123	0.27%	$4,189,110	$10,725	0.26%
Federal funds sold and resell agreements	24,695	107	0.43	19,683	83	0.42
Securities:
Taxable	5,438,973	112,601	2.11	4,439,993	93,087	2.14
Tax-exempt	6,175,925	340,417	5.59	4,929,665	271,543	5.58
Total securities	11,614,898	453,018	3.97	9,369,658	364,630	3.96
Loans, net of unearned discount	11,267,402	439,651	3.90	10,299,025	447,036	4.34
Total earning assets and average rate earned	25,954,510	900,899	3.50	23,877,476	822,474	3.47
Cash and due from banks	531,534			554,439
Allowance for loan losses	(107,799)			(97,932)
Premises and equipment, net	513,624			363,790
Accrued interest receivable and other assets	1,170,016			1,069,965
Total assets	$28,061,885			$25,767,738
Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$9,334,604			$8,384,376
Correspondent banks	353,766			351,803
Public funds	491,440			388,851
Total non-interest-bearing demand deposits	10,179,810			9,125,030
Interest-bearing deposits:
Private accounts:
Savings and interest checking	4,831,927	996	0.02	4,211,336	924	0.02
Money market deposit accounts	7,715,890	6,418	0.08	7,342,967	7,852	0.11
Time accounts	874,368	1,473	0.17	966,420	2,053	0.21
Public funds	438,763	137	0.03	407,006	193	0.05
Total interest-bearing deposits	13,860,948	9,024	0.07	12,927,729	11,022	0.09
Total deposits	24,040,758			22,052,759
Federal funds purchased and repurchase agreements	648,851	167	0.03	560,841	134	0.02
Junior subordinated deferrable interest debentures	137,115	2,725	1.99	131,607	2,488	1.89
Subordinated notes payable and other notes	100,000	948	0.95	100,000	893	0.89
Federal Home Loan Bank advances	—	—	—	—	—	—
Total interest-bearing liabilities and average rate paid	14,746,914	12,864	0.09	13,720,177	14,537	0.11
Accrued interest payable and other liabilities	239,969			210,305
Total liabilities	25,166,693			23,055,512
Shareholders’ equity	2,895,192			2,712,226
Total liabilities and shareholders’ equity	$28,061,885			$25,767,738
Net interest income		$888,035			$807,937
Net interest spread			3.41%			3.36%
Net interest income to total average earning assets			3.45%			3.41%
For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale, while yields are based on average amortized cost.

Year Ended December 31,
2013			2012			2011			2010
Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost

$2,849,467	$7,284	0.26%	$1,589,110	$4,300	0.27%	$2,499,047	$6,357	0.25%	$1,973,675	$4,901	0.25%
17,259	82	0.48	25,364	104	0.41	14,509	61	0.42	20,646	74	0.36

5,276,574	97,873	1.90	6,496,224	132,432	2.10	4,026,797	127,072	3.27	3,286,489	121,402	3.84
3,618,347	206,442	5.75	2,448,191	150,807	6.68	2,185,707	146,338	6.97	1,927,388	129,027	7.04
8,894,921	304,315	3.48	8,944,415	283,239	3.31	6,212,504	273,410	4.57	5,213,877	250,429	5.02
9,229,574	421,114	4.56	8,456,818	407,284	4.82	8,042,968	403,479	5.02	8,125,150	414,795	5.11
20,991,221	732,795	3.52	19,015,707	694,927	3.73	16,769,028	683,307	4.13	15,333,348	670,199	4.44
559,361			573,023			593,224			549,256
(96,426)			(108,073)			(122,641)			(126,742)
310,544			321,137			317,771			320,030
987,337			1,025,091			1,011,585			1,110,680
$22,752,037			$20,826,885			$18,568,967			$17,186,572

$6,967,933			$6,300,944			$5,093,948			$4,546,054
323,706			332,136			324,954			310,599
366,135			388,847			320,080			167,127
7,657,774			7,021,927			5,738,982			5,023,780

3,608,273	1,321	0.04	3,018,116	1,618	0.05	2,541,677	2,115	0.08	2,277,982	3,066	0.13
6,596,764	10,091	0.15	5,834,822	12,085	0.21	5,407,207	14,331	0.27	5,066,747	17,792	0.35
970,984	2,468	0.25	1,025,022	3,783	0.37	1,127,731	5,015	0.44	1,251,088	8,184	0.65
434,299	579	0.13	392,213	613	0.16	407,018	718	0.18	428,022	931	0.22
11,610,320	14,459	0.12	10,270,173	18,099	0.18	9,483,633	22,179	0.23	9,023,839	29,973	0.33
19,268,094			17,292,100			15,222,615			14,047,619
538,656	121	0.02	603,934	140	0.02	596,159	312	0.05	472,492	437	0.09
123,712	6,426	5.19	123,712	6,806	5.50	123,712	6,783	5.48	130,051	6,982	5.37
100,000	939	0.94	100,000	1,705	1.71	187,123	11,965	6.39	250,000	16,318	6.53
1	—	6.00	16	1	6.00	35	2	6.00	2,600	170	6.54
12,372,689	21,945	0.18	11,097,835	26,751	0.24	10,390,662	41,241	0.40	9,878,982	53,880	0.55
266,533			334,378			267,227			256,111
20,296,996			18,454,140			16,396,871			15,158,873
2,455,041			2,372,745			2,172,096			2,027,699
$22,752,037			$20,826,885			$18,568,967			$17,186,572
	$710,850			$668,176			$642,066			$616,319
		3.34%			3.49%			3.73%			3.89%
		3.41%			3.59%			3.88%			4.08%

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A. CONTROLS AND PROCEDURES
As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
The management of Cullen/Frost Bankers, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.
As of December 31, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (“2013 framework”). Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2015, based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2015. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2015, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”
Attestation Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting
The Board of Directors and Shareholders
Cullen/Frost Bankers, Inc.
We have audited Cullen/Frost Bankers, Inc.’s (the “Corporation’s”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 framework”) (the “COSO criteria”). The Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.
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
In our opinion, Cullen/Frost Bankers, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015, of Cullen/Frost Bankers, Inc., and our report dated February 4, 2016 expressed an unqualified opinion thereon.

San Antonio, Texas
February 4, 2016

ITEM 9B. OTHER INFORMATION
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information regarding executive officers is included under the section captioned “Executive Officers of the Registrant” in Part I, Item 1, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Certain information regarding securities authorized for issuance under our equity compensation plans is included under the section captioned “Stock-Based Compensation Plans” in Part II, Item 5, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

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

3.	Exhibits. The exhibits to this Annual Report on Form 10-K listed below have been included only with the copy of this report filed with the Securities and Exchange Commission.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

3.1	Restated Articles of Incorporation of Cullen/Frost Bankers, Inc.		10-Q	001-13221	3.1	7/26/2006
3.2	Amended and Restated Bylaws of Cullen/Frost Bankers, Inc.		8-K	001-13221	3.2	1/28/2016
3.3	Certificate of Designations of 5.375% Non-Cumulative Perpetual Preferred Stock, Series A		8-A	001-13221	3.3	2/15/2013
4.1*	Instruments Defining the Rights of Holders of Long-Term Debt
10.1+	Restoration of Retirement Income Plan for Participants in the Retirement Plan for Employees of Cullen/Frost Bankers, Inc. and its Affiliates (as amended and restated)		10-K	001-13221	10.1	3/31/1999
10.2+	1991 Thrift Incentive Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. and its Affiliates		S-8	33-39478	4.4	3/18/1991
10.3+	Cullen/Frost Bankers, Inc. Supplemental Executive Retirement Plan		10-K	001-13221	10.13	3/30/1995
10.4+	Change-In-Control Agreements with 4 Executive Officers	X
10.5+	Change-In-Control Agreements with 7 Executive Officers	X
10.6+	Amendment to Change-In-Control Agreements with 11 Executive Officers	X
10.7+	Deferred Compensation Plan for Covered Employees		10-K	001-13221	10.11	3/28/2003
10.8+	Cullen/Frost Restoration Profit Sharing Plan		10-K	001-13221	10.12	2/4/2005
10.9+	2005 Omnibus Incentive Plan		DEF 14A	001-13221	Annex A	3/20/2013
10.10+	2007 Outside Director Incentive Plan		S-8	333-143397	4.4	5/31/2007
10.11+	2015 Omnibus Incentive Plan		DEF 14A	001-13221	Annex A	3/23/2015
10.12+	Description of the Bonus Plan for the Chief Executive Officer		10-Q	001-13221	10.1	7/28/2010
10.13+	Description of the Executive Management Bonus Plan		10-Q	001-13221	10.2	7/28/2010
10.14+	Consulting Agreement Between Cullen/Frost Bankers, Inc. and Richard W. Evans, Jr.		8-K	001-13221	10.1	7/31/2015
10.15	Letter Agreement Between Frost Bank and Southwest Energy Distributors, Inc.		8-K	001-13221	99.2	7/31/2014
21.1	Subsidiaries of Cullen/Frost Bankers, Inc.	X
23.1	Consent of Independent Registered Public Accounting Firm	X
24.1	Power of Attorney	X
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer	X
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer	X
32.1++	Section 1350 Certification of the Chief Executive Officer	X
32.2++	Section 1350 Certification of the Chief Financial Officer	X
101	Interactive Data File	X
_________________________

*	We agree to furnish to the SEC, upon request, copies of any such instruments.

+	Management contract or compensatory plan or arrangement.

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

Date:	February 4, 2016	CULLEN/FROST BANKERS, INC.
(Registrant)

		By:	/s/ JERRY SALINAS
Jerry Salinas Group Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD W. EVANS, JR.*	Chairman of the Board, Director and Chief Executive Officer (Principal Executive Officer)	February 4, 2016
Richard W. Evans, Jr.

/s/ JERRY SALINAS	Group Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 4, 2016
Jerry Salinas

/s/ R. DENNY ALEXANDER*	Director	February 4, 2016
R. Denny Alexander

/s/ CARLOS ALVAREZ*	Director	February 4, 2016
Carlos Alvarez

/s/ CHRIS AVERY*	Director	February 4, 2016
Chris Avery

/s/ ROYCE S. CALDWELL*	Director	February 4, 2016
Royce S. Caldwell

/s/ CRAWFORD H. EDWARDS*	Director	February 4, 2016
Crawford H. Edwards

/s/ RUBEN M. ESCOBEDO*	Director	February 4, 2016
Ruben M. Escobedo

/s/ PATRICK B. FROST*	Director and President of Frost Bank	February 4, 2016
Patrick B. Frost

/s/ DAVID J. HAEMISEGGER*	Director	February 4, 2016
David J. Haemisegger

/s/ KAREN E. JENNINGS*	Director	February 4, 2016
Karen E. Jennings

/s/ RICHARD M. KLEBERG, III*	Director	February 4, 2016
Richard M. Kleberg, III

/s/ CHARLES W. MATTHEWS*	Director	February 4, 2016
Charles W. Matthews

/s/ IDA CLEMENT STEEN*	Director	February 4, 2016
Ida Clement Steen

/s/ HORACE WILKINS, JR.*	Director	February 4, 2016
Horace Wilkins, Jr.

/s/ JACK WOOD*	Director	February 4, 2016
Jack Wood

*By: /s/ JERRY SALINAS	Group Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 4, 2016
Jerry Salinas As attorney-in-fact for the persons indicated