Form 10-Q
period 2016-03-31
CULLEN/FROST BANKERS, INC.
filed 2016-04-27
CIK 39263

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2016
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of April 22, 2016 there were 61,991,208 shares of the registrant’s Common Stock, $.01 par value, outstanding.

Cullen/Frost Bankers, Inc.
Quarterly Report on Form 10-Q
March 31, 2016

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Cullen/Frost Bankers, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	March 31, 2016	December 31, 2015
Assets:
Cash and due from banks	$559,469	$532,824
Interest-bearing deposits	3,274,877	2,991,782
Federal funds sold and resell agreements	29,117	66,917
Total cash and cash equivalents	3,863,463	3,591,523
Securities held to maturity, at amortized cost	2,368,019	2,663,009
Securities available for sale, at estimated fair value	9,067,229	9,206,358
Trading account securities	17,023	16,579
Loans, net of unearned discounts	11,542,035	11,486,531
Less: Allowance for loan losses	(161,880)	(135,859)
Net loans	11,380,155	11,350,672
Premises and equipment, net	556,988	559,124
Goodwill	654,668	654,668
Other intangible assets, net	8,136	8,800
Cash surrender value of life insurance policies	176,058	175,191
Accrued interest receivable and other assets	308,347	340,018
Total assets	$28,400,086	$28,565,942

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$9,649,933	$10,270,233
Interest-bearing deposits	14,507,042	14,073,362
Total deposits	24,156,975	24,343,595
Federal funds purchased and repurchase agreements	693,886	893,522
Junior subordinated deferrable interest debentures, net of unamortized issuance costs	136,083	136,069
Other long-term borrowings, net of unamortized issuance costs	99,900	99,870
Accrued interest payable and other liabilities	321,002	202,543
Total liabilities	25,407,846	25,675,599

Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; 6,000,000 Series A shares ($25 liquidation preference) issued at March 31, 2016 and December 31, 2015	144,486	144,486
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 63,632,464 shares issued at March 31, 2016 and December 31, 2015	637	637
Additional paid-in capital	899,870	897,350
Retained earnings	1,878,985	1,845,188
Accumulated other comprehensive income, net of tax	179,319	113,863
Treasury stock, at cost; 1,648,256 shares at March 31, 2016 and 1,650,131 shares at December 31, 2015	(111,057)	(111,181)
Total shareholders’ equity	2,992,240	2,890,343
Total liabilities and shareholders’ equity	$28,400,086	$28,565,942
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Interest income:
Loans, including fees	$112,586	$105,666
Securities:
Taxable	25,974	30,172
Tax-exempt	50,333	46,546
Interest-bearing deposits	3,653	1,970
Federal funds sold and resell agreements	58	20
Total interest income	192,604	184,374
Interest expense:
Deposits	1,787	2,756
Federal funds purchased and repurchase agreements	56	36
Junior subordinated deferrable interest debentures	750	655
Other long-term borrowings	287	224
Total interest expense	2,880	3,671
Net interest income	189,724	180,703
Provision for loan losses	28,500	8,162
Net interest income after provision for loan losses	161,224	172,541
Non-interest income:
Trust and investment management fees	25,334	27,161
Service charges on deposit accounts	20,364	19,777
Insurance commissions and fees	15,423	14,635
Interchange and debit card transaction fees	5,022	4,643
Other charges, commissions and fees	9,053	8,441
Net gain (loss) on securities transactions	14,903	228
Other	6,044	8,330
Total non-interest income	96,143	83,215
Non-interest expense:
Salaries and wages	79,297	76,072
Employee benefits	20,305	20,227
Net occupancy	17,187	15,081
Furniture and equipment	17,517	15,534
Deposit insurance	3,657	3,613
Intangible amortization	664	894
Other	40,532	40,090
Total non-interest expense	179,159	171,511
Income before income taxes	78,208	84,245
Income taxes	9,429	12,082
Net income	68,779	72,163
Preferred stock dividends	2,016	2,016
Net income available to common shareholders	$66,763	$70,147

Earnings per common share:
Basic	$1.07	$1.11
Diluted	1.07	1.10
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$68,779	$72,163
Other comprehensive income (loss), before tax:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	122,218	34,527
Change in net unrealized gain on securities transferred to held to maturity	(8,166)	(7,887)
Reclassification adjustment for net (gains) losses included in net income	(14,903)	(228)
Total securities available for sale and transferred securities	99,149	26,412
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	1,553	1,749
Other comprehensive income (loss), before tax	100,702	28,161
Deferred tax expense (benefit) related to other comprehensive income	35,246	9,856
Other comprehensive income (loss), net of tax	65,456	18,305
Comprehensive income	$134,235	$90,468
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Total shareholders’ equity at beginning of period	$2,890,343	$2,851,403
Net income	68,779	72,163
Other comprehensive income (loss)	65,456	18,305
Stock option exercises (1,875 shares in 2016 and 14,350 shares in 2015)	96	728
Stock compensation expense recognized in earnings	2,482	2,562
Tax benefits related to stock compensation	38	74
Cash dividends – preferred stock (approximately $0.34 per share in both 2016 and in 2015)	(2,016)	(2,016)
Cash dividends – common stock ($0.53 per share in 2016 and $0.51 per share in 2015)	(32,938)	(32,288)
Total shareholders’ equity at end of period	$2,992,240	$2,910,931
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Operating Activities:
Net income	$68,779	$72,163
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	28,500	8,162
Deferred tax expense (benefit)	(4,395)	(3,748)
Accretion of loan discounts	(3,727)	(3,571)
Securities premium amortization (discount accretion), net	19,725	17,308
Net (gain) loss on securities transactions	(14,903)	(228)
Depreciation and amortization	11,912	10,034
Net (gain) loss on sale/write-down of assets/foreclosed assets	(632)	(779)
Stock-based compensation	2,482	2,562
Net tax benefit (deficiency) from stock-based compensation	(3)	(1)
Excess tax benefits from stock-based compensation	(41)	(75)
Earnings on life insurance policies	(867)	(886)
Net change in:
Trading account securities	(444)	(236)
Accrued interest receivable and other assets	29,418	(36,504)
Accrued interest payable and other liabilities	(5,714)	(9,423)
Net cash from operating activities	130,090	54,778

Investing Activities:
Securities held to maturity:
Sales	135,610	—
Maturities, calls and principal repayments	149,507	95,453
Securities available for sale:
Purchases	(813,955)	(772,500)
Sales	1,060,196	223,987
Maturities, calls and principal repayments	91,993	372,316
Net change in loans	(54,632)	(225,770)
Proceeds from sales of premises and equipment	1,513	—
Purchases of premises and equipment	(7,366)	(51,803)
Proceeds from sales of repossessed properties	57	2,901
Net cash from investing activities	562,923	(355,416)

Financing Activities:
Net change in deposits	(186,620)	13,692
Net change in short-term borrowings	(199,636)	(198,912)
Proceeds from stock option exercises	96	728
Excess tax benefits from stock-based compensation	41	75
Cash dividends paid on preferred stock	(2,016)	(2,016)
Cash dividends paid on common stock	(32,938)	(32,288)
Net cash from financing activities	(421,073)	(218,721)

Net change in cash and cash equivalents	271,940	(519,359)
Cash and equivalents at beginning of period	3,591,523	4,364,123
Cash and equivalents at end of period	$3,863,463	$3,844,764

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(Table amounts in thousands, except for share and per share amounts)
Note 1 - Significant Accounting Policies
Nature of Operations. Cullen/Frost Bankers, Inc. (“Cullen/Frost”) is a financial holding company and a bank holding company headquartered in San Antonio, Texas that provides, through our subsidiaries, a broad array of products and services throughout numerous Texas markets. The terms “Cullen/Frost,” “ the Corporation,” “we,” “us” and “our” mean Cullen/Frost Bankers, Inc. and its subsidiaries, when appropriate. In addition to general commercial and consumer banking, other products and services offered include trust and investment management, insurance, brokerage, mutual funds, leasing, treasury management, capital markets advisory and item processing.
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
The consolidated financial statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of our financial position and results of operations. All such adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2015, included in our Annual Report on Form 10-K filed with the SEC on February 4, 2016 (the “2015 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.
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
Cash Flow Reporting. Additional cash flow information was as follows:

	Three Months Ended March 31,
	2016	2015
Cash paid for interest	$2,794	$3,639
Cash paid for income taxes	—	—
Significant non-cash transactions:
Securities purchased not yet settled	94,905	12,192
Loans foreclosed and transferred to other real estate owned and foreclosed assets	376	67
Reclassifications and Restatements. Certain items in prior financial statements have been reclassified to conform to the current presentation. In that regard, in connection with the adoption of a new accounting standard that requires unamortized debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, our consolidated balance sheet as of December 31, 2015 reflects a $1.2 million decrease in accrued interest receivable and other assets, a $1.0 million decrease in junior subordinated deferrable interest debentures and a $130 thousand decrease in other long-term borrowings.

Note 2 - Securities
Securities. A summary of the amortized cost and estimated fair value of securities, excluding trading securities, is presented below.

	March 31, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity
U.S. Treasury	$249,550	$6,895	$—	$256,445	$249,441	$7,776	$—	$257,217
Residential mortgage-backed securities	5,756	71	2	5,825	6,456	63	4	6,515
States and political subdivisions	2,111,363	55,139	5,088	2,161,414	2,405,762	46,003	6,149	2,445,616
Other	1,350	—	—	1,350	1,350	—	13	1,337
Total	$2,368,019	$62,105	$5,090	$2,425,034	$2,663,009	$53,842	$6,166	$2,710,685
Available for Sale
U.S. Treasury	$3,731,803	$93,031	$—	$3,824,834	$3,980,986	$22,041	$8,507	$3,994,520
Residential mortgage-backed securities	930,927	45,929	216	976,640	1,000,024	42,142	734	1,041,432
States and political subdivisions	4,067,577	156,585	876	4,223,286	3,996,113	133,305	1,459	4,127,959
Other	42,469	—	—	42,469	42,447	—	—	42,447
Total	$8,772,776	$295,545	$1,092	$9,067,229	$9,019,570	$197,488	$10,700	$9,206,358
All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. At March 31, 2016, approximately 97.7% of the securities in our municipal bond portfolio were issued by political subdivisions or agencies within the State of Texas, of which approximately 68.0% are either guaranteed by the Texas Permanent School Fund, which has a “triple A” insurer financial strength rating, or secured by U.S. Treasury securities via defeasance of the debt by the issuers. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the table above. The carrying value of securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $3.4 billion at March 31, 2016 and $3.9 billion and December 31, 2015.
During the fourth quarter of 2012, we reclassified certain securities from available for sale to held to maturity. The securities had an aggregate fair value of $2.3 billion with an aggregate net unrealized gain of $165.7 million ($107.7 million, net of tax) on the date of the transfer. Some of these securities were sold during the first quarter of 2016, as more fully discussed below. The net unamortized, unrealized gain on the remaining transferred securities included in accumulated other comprehensive income in the accompanying balance sheet as of March 31, 2016 totaled $51.8 million ($33.7 million, net of tax). This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities.
Unrealized Losses. As of March 31, 2016, securities with unrealized losses, segregated by length of impairment, were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Held to Maturity
Residential mortgage-backed securities	$2,352	$2	$—	$—	$2,352	$2
States and political subdivisions	60,055	1,016	142,187	4,072	202,242	5,088
Total	$62,407	$1,018	$142,187	$4,072	$204,594	$5,090
Available for Sale
Residential mortgage-backed securities	$227	$2	$24,321	$214	$24,548	$216
States and political subdivisions	164,280	449	67,609	427	231,889	876
Total	$164,507	$451	$91,930	$641	$256,437	$1,092

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
Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time we will receive full value for the securities. Furthermore, as of March 31, 2016, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2016, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in our consolidated income statement.
Contractual Maturities. The amortized cost and estimated fair value of securities, excluding trading securities, at March 31, 2016 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities and equity securities are shown separately since they are not due at a single maturity date.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$576,622	$594,737	$55,687	$57,014
Due after one year through five years	323,002	343,717	3,504,555	3,572,118
Due after five years through ten years	291,767	297,659	1,235,012	1,293,154
Due after ten years	1,170,872	1,183,096	3,004,126	3,125,834
Residential mortgage-backed securities	5,756	5,825	930,927	976,640
Equity securities	—	—	42,469	42,469
Total	$2,368,019	$2,425,034	$8,772,776	$9,067,229
Sales of Securities. During the three months ended March 31, 2016, a portion of the securities we sold included certain securities that were issued by municipalities and special-purpose districts under municipal control (together referred to as “municipalities”) within the State of Texas that have been significantly impacted by the significant decline in market oil prices due to the fact that their tax bases are heavily reliant on the energy industry relative to other sectors of the economy. Specifically, the revenues of these municipalities have been adversely impacted by the sustained low-level of oil prices. Additionally, some of these municipalities had been put on credit watch and have subsequently received downgrades by credit rating agencies. In consideration of this, along with our own internal credit analysis, we determined that the creditworthiness of these municipalities had significantly deteriorated and that it was reasonably possible that all amounts due would not be collected. Because this increased risk exposure exceeded acceptable levels, we sold certain securities issued by those municipalities. We did not sell any securities issued by these municipalities that are either guaranteed by the Texas Permanent School Fund or secured by U.S. Treasury securities via defeasance of the debt by the issuers because, as a result of these credit enhancements, the collectibility of these securities is not in doubt. Some of the securities we sold were classified as held to maturity prior to their sale. Despite their classification as held to maturity, we believe the sale of these securities was merited and permissible under the applicable accounting guidelines because of the significant deterioration in the creditworthiness of the issuers.
Sales of securities held to maturity were as follows:

	Three Months Ended March 31,
	2016	2015
Proceeds from sales	$135,610	$—
Amortized cost	131,840	—
Gross realized gains	3,770	—
Gross realized losses	—	—
Tax (expense) benefit of securities gains/losses	(1,319)	—

Sales of securities available for sale were as follows:

	Three Months Ended March 31,
	2016	2015
Proceeds from sales	$1,060,196	$223,987
Gross realized gains	11,133	228
Gross realized losses	—	—
Tax (expense) benefit of securities gains/losses	(3,897)	(80)
Premiums and Discounts. Premium amortization and discount accretion included in interest income on securities was as follows:

	Three Months Ended March 31,
	2016	2015
Premium amortization	$(22,340)	$(20,006)
Discount accretion	2,615	2,698
Net (premium amortization) discount accretion	$(19,725)	$(17,308)
Trading Account Securities. Trading account securities, at estimated fair value, were as follows:

	March 31, 2016	December 31, 2015
U.S. Treasury	$16,544	$16,443
States and political subdivisions	479	136
Total	$17,023	$16,579
Net gains and losses on trading account securities were as follows:

	Three Months Ended March 31,
	2016	2015
Net gain on sales transactions	$302	$280
Net mark-to-market gains (losses)	1	(14)
Net gain (loss) on trading account securities	$303	$266

Note 3 - Loans
Loans were as follows:

	March 31, 2016	Percentage of Total	December 31, 2015	Percentage of Total
Commercial and industrial	$4,184,960	36.3%	$4,120,522	35.9%
Energy:
Production	1,175,149	10.2	1,249,678	10.9
Service	251,147	2.2	272,934	2.4
Other	230,064	2.0	235,583	2.0
Total energy	1,656,360	14.4	1,758,195	15.3
Commercial real estate:
Commercial mortgages	3,351,533	29.0	3,285,041	28.6
Construction	752,916	6.5	720,695	6.3
Land	282,354	2.5	286,991	2.5
Total commercial real estate	4,386,803	38.0	4,292,727	37.4
Consumer real estate:
Home equity loans	341,327	3.0	340,528	3.0
Home equity lines of credit	236,290	2.0	233,525	2.0
Other	302,611	2.6	306,696	2.6
Total consumer real estate	880,228	7.6	880,749	7.6
Total real estate	5,267,031	45.6	5,173,476	45.0
Consumer and other	433,684	3.7	434,338	3.8
Total loans	$11,542,035	100.0%	$11,486,531	100.0%
Concentrations of Credit. Most of our lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio, as well as other markets. The majority of our loan portfolio consists of commercial and industrial and commercial real estate loans. As of March 31, 2016, there were no concentrations of loans related to any single industry in excess of 10% of total loans other than energy loans, which totaled 14.4% of total loans. Unfunded commitments to extend credit and standby letters of credit issued to customers in the energy industry totaled $1.3 billion and $61.1 million, respectively, as of March 31, 2016.
Foreign Loans. We have U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at March 31, 2016 or December 31, 2015.
Non-Accrual and Past Due Loans. Non-accrual loans, segregated by class of loans, were as follows:

	March 31, 2016	December 31, 2015
Commercial and industrial	$26,922	$25,111
Energy	114,124	21,180
Commercial real estate:
Buildings, land and other	33,449	34,519
Construction	970	569
Consumer real estate	1,770	1,862
Consumer and other	220	226
Total	$177,455	$83,467
As of March 31, 2016, non-accrual loans reported in the table above included $61.3 million related to loans that were restructured as “troubled debt restructurings” during 2016. See the section captioned “Troubled Debt Restructurings” elsewhere in this note. Had non-accrual loans performed in accordance with their original contract terms, we would have recognized additional interest income, net of tax, of approximately $844 thousand for the three months ended March 31, 2016, compared to $397 thousand for three months ended March 31, 2015.

An age analysis of past due loans (including both accruing and non-accruing loans), segregated by class of loans, as of March 31, 2016 was as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and industrial	$26,818	$23,617	$50,435	$4,134,525	$4,184,960	$4,909
Energy	12,616	15,499	28,115	1,628,245	1,656,360	1,262
Commercial real estate:
Buildings, land and other	15,129	26,135	41,264	3,592,623	3,633,887	805
Construction	1,300	995	2,295	750,621	752,916	669
Consumer real estate	5,276	1,380	6,656	873,572	880,228	1,269
Consumer and other	5,203	399	5,602	428,082	433,684	338
Total	$66,342	$68,025	$134,367	$11,407,668	$11,542,035	$9,252
Impaired Loans. Impaired loans are set forth in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
March 31, 2016
Commercial and industrial	$27,980	$20,367	$4,390	$24,757	$2,852
Energy	122,242	27,612	86,479	114,091	27,450
Commercial real estate:
Buildings, land and other	36,348	31,545	—	31,545	—
Construction	1,218	970	—	970	—
Consumer real estate	740	457	—	457	—
Consumer and other	—	—	—	—	—
Total	$188,528	$80,951	$90,869	$171,820	$30,302
December 31, 2015
Commercial and industrial	$26,067	$18,776	$4,084	$22,860	$2,378
Energy	25,240	8,689	12,450	21,139	2,000
Commercial real estate:
Buildings, land and other	37,126	32,425	—	32,425	—
Construction	793	569	—	569	—
Consumer real estate	755	485	—	485	—
Consumer and other	—	—	—	—	—
Total	$89,981	$60,944	$16,534	$77,478	$4,378
The average recorded investment in impaired loans was as follows:

	Three Months Ended March 31,
	2016	2015
Commercial and industrial	$23,809	$31,428
Energy	67,615	636
Commercial real estate:
Buildings, land and other	31,985	16,313
Construction	770	2,767
Consumer real estate	471	582
Consumer and other	—	—
Total	$124,650	$51,726

Troubled Debt Restructurings. Troubled debt restructurings during the three months ended March 31, 2016 and March 31, 2015 are set forth in the following table.

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Balance at Restructure	Balance at Period-End	Balance at Restructure	Balance at Period-End
Commercial and industrial	$19	$17	$709	$613
Energy	62,546	61,095	—	—
Commercial real estate:
Construction	243	235	—	—
	$62,808	$61,347	$709	$613
The modifications during the three months ended March 31, 2016 primarily related to extending amortization periods, deferral of interest payments and the waiver of certain covenants, while the modifications during the three months ended March 31, 2015 primarily related to extending amortization periods and a temporary reduction in payments. As of March 31, 2016, there was one loan restructured during the last year totaling $17 thousand that was in excess of 90 days past due. The modifications during the reported periods did not significantly impact our determination of the allowance for loan losses.
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
We utilize a risk grading matrix to assign a risk grade to each of our commercial loans. Loans are graded on a scale of 1 to 14. A description of the general characteristics of the 14 risk grades is set forth in our 2015 Form 10-K. In monitoring credit quality trends in the context of assessing the appropriate level of the allowance for loan losses, we monitor portfolio credit quality by the weighted-average risk grade of each class of commercial loan. Individual relationship managers review updated financial information for all pass grade loans to recalculate the risk grade on at least an annual basis. When a loan has a calculated risk grade of 9, it is still considered a pass grade loan; however, it is considered to be on management’s “watch list,” where a significant risk-modifying action is anticipated in the near term. When a loan has a calculated risk grade of 10 or higher, a special assets officer monitors the loan on an on-going basis. The following tables present weighted average risk grades for all commercial loans by class.

	March 31, 2016		December 31, 2015
	Weighted Average Risk Grade	Loans	Weighted Average Risk Grade	Loans
Commercial and industrial:
Risk grades 1-8	5.92	$3,888,217	5.88	$3,869,203
Risk grade 9	9.00	121,570	9.00	100,670
Risk grade 10	10.00	84,614	10.00	76,030
Risk grade 11	11.00	63,637	11.00	49,508
Risk grade 12	12.00	23,994	12.00	22,644
Risk grade 13	13.00	2,928	13.00	2,467
Total	6.21	$4,184,960	6.13	$4,120,522
Energy
Risk grades 1-8	6.16	$846,191	6.12	$1,385,749
Risk grade 9	9.00	216,140	9.00	212,250
Risk grade 10	10.00	276,693	10.00	62,163
Risk grade 11	11.00	203,213	11.00	76,853
Risk grade 12	12.00	85,919	12.00	19,180
Risk grade 13	13.00	28,204	13.00	2,000
Total	8.18	$1,656,360	6.89	$1,758,195

(continued)	March 31, 2016		December 31, 2015
	Weighted Average Risk Grade	Loans	Weighted Average Risk Grade	Loans
Commercial real estate:
Buildings, land and other
Risk grades 1-8	6.60	$3,324,030	6.58	$3,280,435
Risk grade 9	9.00	133,790	9.00	140,900
Risk grade 10	10.00	79,584	10.00	72,577
Risk grade 11	11.00	63,034	11.00	43,601
Risk grade 12	12.00	33,449	12.00	34,519
Risk grade 13	13.00	—	13.00	—
Total	6.89	$3,633,887	6.85	$3,572,032
Construction
Risk grades 1-8	7.05	$739,863	6.91	$696,229
Risk grade 9	9.00	10,759	9.00	13,074
Risk grade 10	10.00	1,271	10.00	2,757
Risk grade 11	11.00	53	11.00	8,066
Risk grade 12	12.00	970	12.00	569
Risk grade 13	13.00	—	13.00	—
Total	7.09	$752,916	7.01	$720,695
Net (charge-offs)/recoveries, segregated by class of loans, were as follows:

	Three Months Ended March 31,
	2016	2015
Commercial and industrial	$(1,132)	$(852)
Energy	(1,011)	2
Commercial real estate:
Buildings, land and other	61	(307)
Construction	7	1
Consumer real estate	99	(28)
Consumer and other	(503)	(812)
Total	$(2,479)	$(1,996)
In assessing the general economic conditions in the State of Texas, management monitors and tracks the Texas Leading Index (“TLI”), which is produced by the Federal Reserve Bank of Dallas. The TLI, the components of which are more fully described in our 2015 Form 10-K, totaled 120.6 at February 29, 2016 (most recent date available) and 123.0 at December 31, 2015. A higher TLI value implies more favorable economic conditions.
Allowance for Loan Losses. The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of inherent losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. Our allowance for loan loss methodology, which is more fully described in our 2015 Form 10-K and below for changes made during the first quarter of 2016, follows the accounting guidance set forth in U.S. generally accepted accounting principles and the Interagency Policy Statement on the Allowance for Loan and Lease Losses, which was jointly issued by U.S. bank regulatory agencies. The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss and recovery experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off.
During the first quarter of 2016, we changed the way we estimate valuation allowances for consumer and other loans, particularly overdrafts. Prior to 2016, we used a single, combined historical loss allocation factor for all consumer and other loans, which included overdrafts. In 2016, we began using two separate historical loss allocation factors for consumer and other loans, one historical loss allocation factor for consumer and other loans, excluding overdrafts, and a separate historical loss allocation factor for overdrafts. While the effect of this change resulted in a decrease in the estimated valuation allowances needed for consumer and other loans, the impact of the change was not significant to our overall allocation of the allowance for loan losses.

The following table presents details of the allowance for loan losses allocated to each portfolio segment as of March 31, 2016 and December 31, 2015 and detailed on the basis of the impairment evaluation methodology we used:

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
March 31, 2016
Historical valuation allowances	$28,755	$43,633	$15,352	$2,097	$4,387	$94,224
Specific valuation allowances	2,852	27,450	—	—	—	30,302
General valuation allowances	5,790	3,673	4,047	1,230	(426)	14,314
Macroeconomic valuation allowances	7,687	10,217	4,188	459	489	23,040
Total	45,084	84,973	23,587	3,786	4,450	161,880
Allocated to loans:
Individually evaluated	$2,852	$27,450	$—	$—	$—	$30,302
Collectively evaluated	42,232	57,523	23,587	3,786	4,450	131,578
Total	$45,084	$84,973	$23,587	$3,786	$4,450	$161,880
December 31, 2015
Historical valuation allowances	$25,428	$21,195	$15,544	$2,109	$12,813	$77,089
Specific valuation allowances	2,378	2,000	—	—	—	4,378
General valuation allowances	7,339	5,525	4,619	2,052	(6,932)	12,603
Macroeconomic valuation allowances	7,848	25,976	4,150	498	3,317	41,789
Total	42,993	54,696	24,313	4,659	9,198	135,859
Allocated to loans:
Individually evaluated	$2,378	$2,000	$—	$—	$—	$4,378
Collectively evaluated	40,615	52,696	24,313	4,659	9,198	131,481
Total	$42,993	$54,696	$24,313	$4,659	$9,198	$135,859
Our recorded investment in loans as of March 31, 2016 and December 31, 2015 related to each balance in the allowance for loan losses by portfolio segment and detailed on the basis of the impairment methodology we used was as follows:

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
March 31, 2016
Individually evaluated	$24,757	$114,091	$32,515	$457	$—	$171,820
Collectively evaluated	4,160,203	1,542,269	4,354,288	879,771	433,684	11,370,215
Total	$4,184,960	$1,656,360	$4,386,803	$880,228	$433,684	$11,542,035
December 31, 2015
Individually evaluated	$22,860	$21,139	$32,994	$485	$—	$77,478
Collectively evaluated	4,097,662	1,737,056	4,259,733	880,264	434,338	11,409,053
Total	$4,120,522	$1,758,195	$4,292,727	$880,749	$434,338	$11,486,531

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2016 and 2015. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Three months ended:
March 31, 2016
Beginning balance	$42,993	$54,696	$24,313	$4,659	$9,198	$135,859
Provision for loan losses	3,223	31,288	(794)	(972)	(4,245)	28,500
Charge-offs	(1,861)	(1,011)	(28)	(154)	(2,724)	(5,778)
Recoveries	729	—	96	253	2,221	3,299
Net charge-offs	(1,132)	(1,011)	68	99	(503)	(2,479)
Ending balance	$45,084	$84,973	$23,587	$3,786	$4,450	$161,880
March 31, 2015
Beginning balance	$44,273	$14,919	$27,163	$5,178	$8,009	$99,542
Provision for loan losses	346	6,025	248	(243)	1,786	8,162
Charge-offs	(2,132)	—	(478)	(80)	(2,805)	(5,495)
Recoveries	1,280	2	172	52	1,993	3,499
Net charge-offs	(852)	2	(306)	(28)	(812)	(1,996)
Ending balance	$43,767	$20,946	$27,105	$4,907	$8,983	$105,708

Note 4 - Goodwill and Other Intangible Assets
Goodwill and other intangible assets are presented in the table below.

	March 31, 2016	December 31, 2015
Goodwill	$654,668	$654,668
Other intangible assets:
Core deposits	$6,587	$7,086
Customer relationships	1,433	1,557
Non-compete agreements	116	157
	$8,136	$8,800
The estimated aggregate future amortization expense for intangible assets remaining as of March 31, 2016 is as follows:

Remainder of 2016	$1,749
2017	1,619
2018	1,346
2019	1,102
2020	877
Thereafter	1,443
$8,136

Note 5 - Deposits
Deposits were as follows:

	March 31, 2016	Percentage of Total	December 31, 2015	Percentage of Total
Non-interest-bearing demand deposits:
Commercial and individual	$8,796,847	36.4%	$9,251,463	38.0%
Correspondent banks	310,417	1.3	378,930	1.6
Public funds	542,669	2.2	639,840	2.6
Total non-interest-bearing demand deposits	9,649,933	39.9	10,270,233	42.2
Interest-bearing deposits:
Private accounts:
Savings and interest checking	5,732,748	23.7	5,149,905	21.1
Money market accounts	7,514,572	31.1	7,536,998	31.0
Time accounts of $100,000 or more	415,207	1.7	420,697	1.7
Time accounts under $100,000	397,091	1.7	405,726	1.7
Total private accounts	14,059,618	58.2	13,513,326	55.5
Public funds:
Savings and interest checking	304,500	1.3	420,324	1.7
Money market accounts	113,713	0.5	93,969	0.4
Time accounts of $100,000 or more	28,203	0.1	44,941	0.2
Time accounts under $100,000	1,008	—	802	—
Total public funds	447,424	1.9	560,036	2.3
Total interest-bearing deposits	14,507,042	60.1	14,073,362	57.8
Total deposits	$24,156,975	100.0%	$24,343,595	100.0%
The following table presents additional information about our deposits:

	March 31, 2016	December 31, 2015
Deposits from the Certificate of Deposit Account Registry Service (CDARS)	$—	$2,615
Deposits from the Promontory Interfinancial Network Insured Cash Sweep Service (acquired in the acquisition of WNB Bancshares, Inc.)	144	7,440
Deposits from foreign sources (primarily Mexico)	774,351	747,008
Deposits not covered by deposit insurance	12,072,653	11,953,367
Note 6 - Commitments and Contingencies
Financial Instruments with Off-Balance-Sheet Risk. In the normal course of business, we enter into various transactions, which, in accordance with generally accepted accounting principles are not included in our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. As more fully discussed in our 2015 Form 10-K, these transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. We minimize our exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.
Financial instruments with off-balance-sheet risk were as follows:

	March 31, 2016	December 31, 2015
Commitments to extend credit	$7,075,124	$6,798,598
Standby letters of credit	243,669	277,158
Deferred standby letter of credit fees	1,877	2,115
Lease Commitments. We lease certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $7.5 million and $7.7 million during the three months ended March 31, 2016 and 2015. There has been no significant change in our expected future minimum lease payments since December 31, 2015. See the 2015 Form 10-K for information regarding these commitments.
Litigation. We are subject to various claims and legal actions that have arisen in the course of conducting business. Management does not expect the ultimate disposition of these matters to have a material adverse impact on our financial statements.

Note 7 - Capital and Regulatory Matters
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
Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. For Cullen/Frost, additional Tier 1 capital at March 31, 2016 includes $144.5 million of 5.375% non-cumulative perpetual preferred stock. Frost Bank did not have any additional Tier 1 capital beyond Common Equity Tier 1 at March 31, 2016 or December 31, 2015. At December 31, 2015, $33.3 million of trust preferred securities were included in Cullen/Frost's additional Tier 1 capital. Beginning January 1, 2016, trust preferred securities may not be included in Tier 1 capital. Trust preferred securities excluded from additional Tier 1 capital may be included in Tier 2 capital, without limitation.
Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both Cullen/Frost and Frost Bank includes a permissible portion of the allowance for loan losses. Tier 2 capital for Cullen/Frost also includes trust preferred securities that were excluded from Tier 1 capital and qualified subordinated debt. Cullen/Frost's Tier 2 capital included $133.0 million and $99.8 million of trust preferred securities at March 31, 2016 and December 31, 2015, respectively. At December 31, 2015, Tier 2 capital for Cullen/Frost included $20.0 million related to the permissible portion of our aggregate $100.0 million of floating rate subordinated notes. The permissible portion of the notes decreases 20% per year during the final five years of the term of the notes. The notes mature on February 15, 2017 and no longer qualify as Tier 2 capital.
The following table presents actual and required capital ratios for Cullen/Frost and Frost Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2016 and December 31, 2015 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. See the 2015 Form 10-K for a more detailed discussion of the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
March 31, 2016
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$2,022,088	11.82%	$876,768	5.125%	$1,197,311	7.00%	$1,111,998	6.50%
Frost Bank	2,168,631	12.72	873,746	5.125	1,193,183	7.00	1,108,165	6.50
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	2,166,574	12.66	1,133,383	6.625	1,453,878	8.50	1,368,613	8.00
Frost Bank	2,168,631	12.72	1,129,476	6.625	1,448,866	8.50	1,363,896	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	2,461,454	14.39	1,475,536	8.625	1,795,967	10.50	1,710,767	10.00
Frost Bank	2,330,511	13.67	1,470,450	8.625	1,789,775	10.50	1,704,870	10.00
Leverage Ratio
Cullen/Frost	2,166,574	7.96	1,088,362	4.00	1,088,233	4.00	1,360,452	5.00
Frost Bank	2,168,631	7.98	1,087,033	4.00	1,086,875	4.00	1,358,754	5.00

(continued)	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2015
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$1,986,200	11.37%	$786,344	4.50%	$1,222,837	7.00%	$1,135,830	6.50%
Frost Bank	2,131,360	12.24	783,727	4.50	1,218,766	7.00	1,132,049	6.50
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	2,163,936	12.38	1,048,458	6.00	1,484,874	8.50	1,397,944	8.00
Frost Bank	2,131,360	12.24	1,044,969	6.00	1,479,930	8.50	1,393,292	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	2,419,545	13.85	1,397,944	8.00	1,834,256	10.50	1,747,430	10.00
Frost Bank	2,267,219	13.02	1,393,292	8.00	1,828,149	10.50	1,741,615	10.00
Leverage Ratio
Cullen/Frost	2,163,936	7.79	1,111,325	4.00	1,111,117	4.00	1,389,156	5.00
Frost Bank	2,131,360	7.68	1,110,143	4.00	1,109,935	4.00	1,387,679	5.00
As of March 31, 2016, capital levels at Cullen/Frost and Frost Bank exceed all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis. Based on the ratios presented above, capital levels as of March 31, 2016 at Cullen/Frost and Frost Bank exceed the minimum levels necessary to be considered “well capitalized.”
Cullen/Frost and Frost Bank are subject to the regulatory capital requirements administered by the Federal Reserve Board and, for Frost Bank, the Federal Deposit Insurance Corporation (“FDIC”). Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of March 31, 2016, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.
Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. We did not have any active stock repurchase plans as of March 31, 2016.
Dividend Restrictions. In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well capitalized” status, at March 31, 2016, Frost Bank could pay aggregate dividends of up to $362.5 million to Cullen/Frost without prior regulatory approval.
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
Interest Rate Derivatives. We utilize interest rate swaps, caps and floors to mitigate exposure to interest rate risk and to facilitate the needs of our customers. Our objectives for utilizing these derivative instruments are described in our 2015 Form 10-K.
The notional amounts and estimated fair values of interest rate derivative contracts are presented in the following table. We obtain dealer quotations to value our interest rate derivative contracts designated as hedges of cash flows, while the fair values of other interest rate derivative contracts are estimated utilizing internal valuation models with observable market data inputs.

	March 31, 2016		December 31, 2015
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivatives designated as hedges of fair value:
Financial institution counterparties:
Loan/lease interest rate swaps – assets	$—	$—	$49,927	$358
Loan/lease interest rate swaps – liabilities	78,996	(2,734)	31,038	(2,301)
Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan/lease interest rate swaps – assets	—	—	62,887	278
Loan/lease interest rate swaps – liabilities	823,861	(54,180)	768,182	(37,522)
Loan/lease interest rate caps – assets	74,281	465	74,281	682
Customer counterparties:
Loan/lease interest rate swaps – assets	823,861	54,181	780,082	37,630
Loan/lease interest rate swaps – liabilities	—	—	50,987	(188)
Loan/lease interest rate caps – liabilities	74,281	(465)	74,281	(682)
The weighted-average rates paid and received for interest rate swaps outstanding at March 31, 2016 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Fair value hedge loan/lease interest rate swaps	2.35%	0.43%
Non-hedging interest rate swaps – financial institution counterparties	4.08%	2.16%
Non-hedging interest rate swaps – customer counterparties	2.16%	4.08%
The weighted-average strike rate for outstanding interest rate caps was 2.42% at March 31, 2016.

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

		March 31, 2016		December 31, 2015
	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Oil – assets	Barrels	1,136	$10,742	1,184	$12,650
Oil – liabilities	Barrels	347	(536)	45	(352)
Natural gas – assets	MMBTUs	3,505	767	760	560
Natural gas – liabilities	MMBTUs	730	(84)	—	—
Customer counterparties:
Oil – assets	Barrels	347	586	45	354
Oil – liabilities	Barrels	1,136	(10,554)	1,184	(12,454)
Natural gas – assets	MMBTUs	730	107	—	—
Natural gas – liabilities	MMBTUs	3,505	(689)	760	(549)
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

		March 31, 2016		December 31, 2015
	Notional Currency	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Forward contracts – assets	EUR	—	$—	1,247	$13
Forward contracts – assets	CAD	2,311	4	—	—
Forward contracts – assets	GBP	—	—	568	2
Forward contracts – liabilities	EUR	927	(14)	572	(18)
Forward contracts – liabilities	CAD	—	—	1,440	(5)
Forward contracts – liabilities	GBP	512	(3)	—	—
Customer counterparties:
Forward contracts – assets	EUR	—	—	575	22
Forward contracts – assets	CAD	2,305	2	1,437	9
Forward contracts – liabilities	EUR	—	—	343	(5)
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

Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended March 31,
	2016	2015
Commercial loan/lease interest rate swaps:
Amount of gain (loss) included in interest income on loans	$(388)	$(425)
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

	Three Months Ended March 31,
	2016	2015
Non-hedging interest rate derivatives:
Other non-interest income	$435	$1,322
Other non-interest expense	—	2
Non-hedging commodity derivatives:
Other non-interest income	132	28
Non-hedging foreign currency derivatives:
Other non-interest income	6	45
Counterparty Credit Risk. Our credit exposure relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with bank customers was approximately $54.3 million at March 31, 2016. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. Our credit exposure, net of collateral pledged, relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with upstream financial institution counterparties was approximately $6.2 million at March 31, 2016. This amount was primarily related to excess collateral we posted to counterparties. Collateral levels for upstream financial institution counterparties are monitored and adjusted as necessary. See Note 9 – Balance Sheet Offsetting and Repurchase Agreements for additional information regarding our credit exposure with upstream financial institution counterparties.
The aggregate fair value of securities we posted as collateral related to derivative contracts totaled $24.7 million at March 31, 2016. At such date, we also had $27.1 million in cash collateral on deposit with other financial institution counterparties.

Note 9 - Balance Sheet Offsetting and Repurchase Agreements
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
Information about financial instruments that are eligible for offset in the consolidated balance sheet as of March 31, 2016 is presented in the following tables.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
March 31, 2016
Financial assets:
Derivatives:
Loan/lease interest rate swaps and caps	$465	$—	$465
Commodity swaps and options	11,509	—	11,509
Foreign currency forward contracts	4	—	4
Total derivatives	11,978	—	11,978
Resell agreements	11,642	—	11,642
Total	$23,620	$—	$23,620
Financial liabilities:
Derivatives:
Loan/lease interest rate swaps	$56,914	$—	$56,914
Commodity swaps and options	620	—	620
Foreign currency forward contracts	17	—	17
Total derivatives	57,551	—	57,551
Repurchase agreements	685,036	—	685,036
Total	$742,587	$—	$742,587

		Gross Amounts Not Offset
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
March 31, 2016
Financial assets:
Derivatives:
Counterparty A	$324	$(324)	$—	$—
Counterparty B	5,227	(5,227)	—	—
Counterparty C	6,286	(3,685)	(2,601)	—
Other counterparties	141	(141)	—	—
Total derivatives	11,978	(9,377)	(2,601)	—
Resell agreements	11,642	—	(11,642)	—
Total	$23,620	$(9,377)	$(14,243)	$—
Financial liabilities:
Derivatives:
Counterparty A	$20,135	$(324)	$(19,588)	$223
Counterparty B	7,853	(5,227)	(1,458)	1,168
Counterparty C	3,685	(3,685)	—	—
Other counterparties	25,878	(141)	(24,624)	1,113
Total derivatives	57,551	(9,377)	(45,670)	2,504
Repurchase agreements	685,036	—	(685,036)	—
Total	$742,587	$(9,377)	$(730,706)	$2,504

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
The remaining contractual maturity of repurchase agreements in the consolidated balance sheets as of March 31, 2016 and December 31, 2015 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
March 31, 2016
Repurchase agreements:
U.S. Treasury	$515,533	$—	$—	$—	$515,533
Residential mortgage-backed securities	166,501	—	3,002	—	169,503
Total borrowings	$682,034	$—	$3,002	$—	$685,036
Gross amount of recognized liabilities for repurchase agreements					$685,036
Amounts related to agreements not included in offsetting disclosures above					$—

December 31, 2015
Repurchase agreements:
U.S. Treasury	$664,419	$—	$—	$—	$664,419
Residential mortgage-backed securities	211,501	—	8,027	—	219,528
Total borrowings	$875,920	$—	$8,027	$—	$883,947
Gross amount of recognized liabilities for repurchase agreements					$883,947
Amounts related to agreements not included in offsetting disclosures above					$—

Note 10 - Stock-Based Compensation
A combined summary of activity in our active stock-based compensation plans is presented in the following table.

		Director Deferred Stock Units Outstanding		Non-Vested Stock Awards/Stock Units Outstanding		Stock Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price
Balance, January 1, 2016	1,589,727	45,443	$61.35	173,180	$66.05	5,612,240	$60.30
Authorized	—	—	—	—	—	—	—
Granted	—	—	—	—	—	—	—
Stock options exercised	—	—	—	—	—	(1,875)	51.21
Stock awards/units vested	—	—	—	—	—	—	—
Forfeited/expired	26,775	—	—	—	—	(26,775)	70.55
Balance, March 31, 2016	1,616,502	45,443	$61.35	173,180	$66.05	5,583,590	$60.26

Shares issued in connection with stock compensation awards are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. Shares issued in connection with stock compensation awards along with other related information were as follows:

	Three Months Ended March 31,
	2016	2015
New shares issued from available authorized shares	—	—
Issued from available treasury stock	1,875	14,350
Total	1,875	14,350

Proceeds from stock option exercises	$96	$728
Stock-based compensation expense is recognized ratably over the requisite service period for all awards. The service period generally matches the vesting period for most awards; however, the service period for certain executive officers does not extend past the date they reach 65 years of age. Stock-based compensation expense was as follows:

	Three Months Ended March 31,
	2016	2015
Stock options	$2,125	$2,166
Non-vested stock awards/stock units	357	396
Deferred stock units	—	—
Total	$2,482	$2,562
Unrecognized stock-based compensation expense at March 31, 2016 was as follows:

Stock options	$18,759
Non-vested stock awards/stock units	2,998
Total	$21,757
Note 11 - Earnings Per Common Share
Earnings per common share is computed using the two-class method as more fully described in our 2015 Form 10-K. The following table presents a reconciliation of net income available to common shareholders, net earnings allocated to common stock and the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended March 31,
	2016	2015
Net income	$68,779	$72,163
Less: Preferred stock dividends	2,016	2,016
Net income available to common shareholders	66,763	70,147
Less: Earnings allocated to participating securities	235	237
Net earnings allocated to common stock	$66,528	$69,910

Distributed earnings allocated to common stock	$32,822	$32,179
Undistributed earnings allocated to common stock	33,706	37,731
Net earnings allocated to common stock	$66,528	$69,910

Weighted-average shares outstanding for basic earnings per common share	61,929,466	63,094,391
Dilutive effect of stock compensation	149,728	685,043
Weighted-average shares outstanding for diluted earnings per common share	62,079,194	63,779,434

Note 12 - Defined Benefit Plans
The components of the combined net periodic expense (benefit) for our defined benefit pension plans were as follows:

	Three Months Ended March 31,
	2016	2015
Expected return on plan assets, net of expenses	$(2,890)	$(2,983)
Interest cost on projected benefit obligation	1,749	2,052
Net amortization and deferral	1,553	1,749
Net periodic expense (benefit)	$412	$818
As of December 31, 2015, we changed the method we use to estimate the interest cost component of net periodic benefit cost for our defined benefit pension and other post-retirement benefit plans. Prior to the change, we estimated the interest cost component utilizing a single weighted-average discount rate derived from the yield curve used to measure our projected benefit obligation. Under the new method, we utilized a full yield curve approach in the estimation of the interest cost component by applying the specific annual spot rates along the yield curve used in the measurement of our projected benefit obligation to the relevant projected cash flows. We view the full yield curve method as more representationally faithful of effective settlement rates as the interest cost component of the net periodic cost is measured more precisely, reflecting the difference in the timing of future benefit payment cash flows. This new method constituted a change in an accounting estimate that was inseparable from a change in accounting principle and was accounted for prospectively, with the resulting change impacting the recognition of net periodic benefit cost beginning January 1, 2016. While the change resulted in a decrease in the interest cost component of the net periodic benefit cost recognized in 2016, the overall impact was not significant to our financial statements.
Our non-qualified defined benefit pension plan is not funded. No contributions to the qualified defined benefit pension plan were made during the three months ended March 31, 2016. We do not expect to make any contributions to the qualified defined benefit plan during the remainder of 2016.
Note 13 - Income Taxes
Income tax expense was as follows:

	Three Months Ended March 31,
	2016	2015
Current income tax expense	$13,824	$15,830
Deferred income tax expense (benefit)	(4,395)	(3,748)
Income tax expense, as reported	$9,429	$12,082

Effective tax rate	12.1%	14.3%
Net deferred tax liabilities totaled $53.3 million at March 31, 2016 and $22.5 million at December 31, 2015. No valuation allowance for deferred tax assets was recorded at March 31, 2016 as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years. There were no unrecognized tax benefits during any of the reported periods. Interest and/or penalties related to income taxes are reported as a component of income tax expense. Such amounts were not significant during the reported periods.
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

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$122,218	$42,776	$79,442	$34,527	$12,084	$22,443
Change in net unrealized gain on securities transferred to held to maturity	(8,166)	(2,858)	(5,308)	(7,887)	(2,760)	(5,127)
Reclassification adjustment for net (gains) losses included in net income	(14,903)	(5,216)	(9,687)	(228)	(80)	(148)
Total securities available for sale and transferred securities	99,149	34,702	64,447	26,412	9,244	17,168
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	1,553	544	1,009	1,749	612	1,137
Total other comprehensive income (loss)	$100,702	$35,246	$65,456	$28,161	$9,856	$18,305
Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available For Sale	Defined Benefit Plans	Accumulated Other Comprehensive Income
Balance January 1, 2016	$160,611	$(46,748)	$113,863
Other comprehensive income (loss) before reclassifications	74,134	1,009	75,143
Amounts reclassified from accumulated other comprehensive income (loss)	(9,687)	—	(9,687)
Net other comprehensive income (loss) during period	64,447	1,009	65,456
Balance at March 31, 2016	$225,058	$(45,739)	$179,319

Balance January 1, 2015	$190,589	$(48,775)	$141,814
Other comprehensive income (loss) before reclassifications	17,316	1,137	18,453
Amounts reclassified from accumulated other comprehensive income (loss)	(148)	—	(148)
Net other comprehensive income (loss) during period	17,168	1,137	18,305
Balance at March 31, 2015	$207,757	$(47,638)	$160,119

Note 15 – Operating Segments
We are managed under a matrix organizational structure whereby our two primary operating segments, Banking and Frost Wealth Advisors, overlap a regional reporting structure. See our 2015 Form 10-K for additional information regarding our operating segments. Summarized operating results by segment were as follows:

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
Revenues from (expenses to) external customers:
Three months ended:
March 31, 2016	$255,273	$31,723	$(1,129)	$285,867
March 31, 2015	231,869	32,642	(593)	263,918
Net income (loss):
Three months ended:
March 31, 2016	$65,930	$4,152	$(1,303)	$68,779
March 31, 2015	67,718	5,337	(892)	72,163
Note 16 – Fair Value Measurements
The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, we utilize valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. ASC Topic 820 establishes a three-level fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. See our 2015 Form 10-K for additional information regarding the fair value hierarchy and a description of our valuation techniques.
Financial Assets and Financial Liabilities. The table below summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy of ASC Topic 820 utilized to measure fair value.

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
March 31, 2016
Securities available for sale:
U.S. Treasury	$3,824,834	$—	$—	$3,824,834
Residential mortgage-backed securities	—	976,640	—	976,640
States and political subdivisions	—	4,223,286	—	4,223,286
Other	—	42,469	—	42,469
Trading account securities:
U.S. Treasury	16,544	—	—	16,544
States and political subdivisions	—	479	—	479
Derivative assets:
Interest rate swaps, caps and floors	—	54,646	—	54,646
Commodity swaps and options	—	12,202	—	12,202
Foreign currency forward contracts	6	—	—	6
Derivative liabilities:
Interest rate swaps, caps and floors	—	57,379	—	57,379
Commodity swaps and options	—	11,863	—	11,863
Foreign currency forward contracts	17	—	—	17

(continued)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2015
Securities available for sale:
U.S. Treasury	$3,994,520	$—	$—	$3,994,520
Residential mortgage-backed securities	—	1,041,432	—	1,041,432
States and political subdivisions	—	4,127,959	—	4,127,959
Other	—	42,447	—	42,447
Trading account securities:
U.S. Treasury	16,443	—	—	16,443
States and political subdivisions	—	136	—	136
Derivative assets:
Interest rate swaps, caps and floors	—	38,948	—	38,948
Commodity swaps and options	—	13,564	—	13,564
Foreign currency forward contracts	46	—	—	46
Derivative liabilities:
Interest rate swaps, caps and floors	—	40,693	—	40,693
Commodity swaps and options	—	13,355	—	13,355
Foreign currency forward contracts	28	—	—	28
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

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Level 2	Level 3	Level 2	Level 3
Carrying value of impaired loans before allocations	$—	$45,751	$197	$1,107
Specific valuation allowance (allocations) reversals of prior allocations	—	(11,144)	(71)	209
Fair value	$—	$34,607	$126	$1,316
Non-Financial Assets and Non-Financial Liabilities. We do not have any non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Non-financial assets measured at fair value on a non-recurring basis during the reported periods include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in other non-interest expense. The following table presents foreclosed assets that were remeasured and reported at fair value during the reported periods:

	Three Months Ended March 31,
	2016	2015
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$379	$67
Charge-offs recognized in the allowance for loan losses	(3)	—
Fair value	$376	$67
Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$—	$138
Write-downs included in other non-interest expense	—	(22)
Fair value	$—	$116

Financial Instruments Reported at Amortized Cost. The estimated fair values of financial instruments that are reported at amortized cost in our consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	March 31, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$3,863,463	$3,863,463	$3,591,523	$3,591,523
Securities held to maturity	2,368,019	2,425,034	2,663,009	2,710,685
Cash surrender value of life insurance policies	176,058	176,058	175,191	175,191
Accrued interest receivable	99,175	99,175	139,986	139,986
Level 3 inputs:
Loans, net	11,380,155	11,393,803	11,350,672	11,396,158
Financial liabilities:
Level 2 inputs:
Deposits	24,156,975	24,157,311	24,343,595	24,344,007
Federal funds purchased and repurchase agreements	693,886	693,886	893,522	893,522
Junior subordinated deferrable interest debentures	136,083	137,115	136,069	137,115
Subordinated notes payable and other borrowings	99,900	99,745	99,870	99,000
Accrued interest payable	1,100	1,100	1,014	1,014
Note 17 - Accounting Standards Updates
ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 was originally going to be effective for us on January 1, 2017; however, ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date" deferred the effective date of ASU 2014-09 by one year to January 1, 2018. We are currently evaluating the potential impact of ASU 2014-09 on our financial statements.
ASU 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) – Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. ASU 2015-01 became effective for us on January 1, 2016 and did not have a significant impact on our financial statements.
ASU 2015-02, “Consolidation (Topic 810) – Amendments to the Consolidation Analysis.” ASU 2015-02 implements changes to both the variable interest consolidation model and the voting interest consolidation model. ASU 2015-02 (i) eliminates certain criteria that must be met when determining when fees paid to a decision maker or service provider do not represent a variable interest, (ii) amends the criteria for determining whether a limited partnership is a variable interest entity and (iii)  eliminates the presumption that a general partner controls a limited partnership in the voting model. ASU 2015-02 became effective for us on January 1, 2016 and did not have a significant impact on our financial statements.
ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 became be effective for us on January 1, 2016 and unamortized debt issuance costs are now presented as a direct deduction from the carrying amount of the related debt liability in our accompanying consolidated balance sheets.
ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) – Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” ASU 2015-05 addresses accounting for fees paid by a customer in cloud computing arrangements such as (i) software as a service, (ii) platform as a service (iii) infrastructure as a service and (iv) other similar hosting arrangements. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 became effective for us on January 1, 2016 and did not have a significant impact on our financial statements.
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
ASU 2015-16, “Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 requires that adjustments to provisional amounts that are identified during the measurement period of a business combination be recognized in the reporting period in which the adjustment amounts are determined. Furthermore, the income statement effects of such adjustments, if any, must be calculated as if the accounting had been completed at the acquisition date. Any amounts that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date should be recorded in current-period earnings. Under previous guidance, adjustments to provisional amounts identified during the measurement period were to be recognized retrospectively. ASU 2015-16 became effective for us on January 1, 2016 and did not have a significant impact on our financial statements.
ASU 2016-1, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-1, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-1 will be effective for us on January 1, 2018 and is not expected to have a significant impact on our financial statements.
ASU 2016-02,“Leases (Topic 842).” ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2016-1 will be effective for us on January 1, 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the potential impact of ASU 2016-02 on our financial statements.
ASU 2016-05“Derivatives and Hedging (Topic 815) Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under ASC Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-05 will be effective for us on January 1, 2017 and is not expected to have a significant impact on our financial statements.
ASU 2016-07, “Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” The amendments affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. ASU 2016-07 simplifies the transition to the equity method of accounting by eliminating retroactive adjustment of the investment when an investment qualifies for use of the equity method, among other things. ASU 2016-07 will be effective for us on January 1, 2017 and is not expected to have a significant impact on our financial statements.

ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” ASU 2016-08 was issued to clarify certain principal versus agent considerations within the implementation guidance of ASC Topic 606, “Revenue from Contracts with Customers.” The effective date and transition of ASU 2016-08 is the same as the effective date and transition of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as discussed above. We are currently evaluating the potential impact of ASU 2016-08 on our financial statements.
ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Under ASU 2016-09 all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. ASU 2016-09 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. ASU 2016-09 will be effective on January 1, 2017 and is not expected to have a significant impact on our financial statements.
ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” ASU 2016-10 was issued to clarify ASC Topic 606, “Revenue from Contracts with Customers” related to (i) identifying performance obligations; and (ii) the licensing implementation guidance. The effective date and transition of ASU 2016-10 is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” as discussed above. We are currently evaluating the potential impact of ASU 2016-10 on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Review
Cullen/Frost Bankers, Inc.
The following discussion should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2015, and the other information included in the 2015 Form 10-K. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results for the year ending December 31, 2016 or any future period.
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
For additional information regarding critical accounting policies, refer to Note 1 - Summary of Significant Accounting Policies and Note 3 - Loans in the notes to consolidated financial statements and the sections captioned “Application of Critical Accounting Policies and Accounting Estimates” and “Allowance for Loan Losses” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2015 Form 10-K. There have been no significant changes in our application of critical accounting policies related to the allowance for loan losses since December 31, 2015.
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

Results of Operations
Net income available to common shareholders totaled $66.8 million, or $1.07 diluted per common share, for the three months ended March 31, 2016 compared to $70.1 million, or $1.10 diluted per common share, for the three months ended March 31, 2015.
Selected income statement data, returns on average assets and average common equity and dividends per common share for the comparable periods was as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015
Taxable-equivalent net interest income	$229,173	$216,702
Taxable-equivalent adjustment	39,449	35,999
Net interest income	189,724	180,703
Provision for loan losses	28,500	8,162
Net interest income after provision for loan losses	161,224	172,541
Non-interest income	96,143	83,215
Non-interest expense	179,159	171,511
Income before income taxes	78,208	84,245
Income taxes	9,429	12,082
Net income	68,779	72,163
Preferred stock dividends	2,016	2,016
Net income available to common shareholders	$66,763	$70,147
Earnings per common share – basic	$1.07	$1.11
Earnings per common share – diluted	1.07	1.10
Dividends per common share	0.53	0.51
Return on average assets	0.96%	1.02%
Return on average common equity	9.55	10.34
Average shareholders’ equity to average assets	10.53	10.37
Net income available to common shareholders for the three months ended March 31, 2016 decreased $3.4 million, or 4.8% compared to the same period in 2015. The decrease was primarily the result of a $20.3 million increase in the provision for loan losses and a $7.6 million increase in non-interest expense partly offset by a $12.9 million increase in non-interest income, a $9.0 million increase in net interest income and a $2.7 million decrease in income tax expense.
Details of the changes in the various components of net income are further discussed below.
Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 66.4% of total revenue during the first quarter of 2016. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.
The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, remained at 3.25% during most of 2015. In December 2015, the prime rate increased 25 basis points to 3.50% and remained at that level through the first quarter of 2016. Our loan portfolio is also impacted, to a lesser extent, by changes in the London Interbank Offered Rate (LIBOR). At March 31, 2016, the one-month and three-month U.S. dollar LIBOR rates were 0.44% and 0.63%, respectively, while at March 31, 2015, the one-month and three-month U.S. dollar LIBOR rates were 0.18% and 0.27%, respectively. The intended federal funds rate, which is the cost of immediately available overnight funds, remained at zero to 0.25% during most of 2015. In December 2015, the intended federal funds rate increased from 0.25% to 0.50% and remained at that level through the first quarter of 2016.
Our balance sheet has historically been asset sensitive, meaning that earning assets generally reprice more quickly than interest-bearing liabilities. Therefore, our net interest margin is likely to increase in sustained periods of rising interest rates and decrease in sustained periods of declining interest rates. We are primarily funded by core deposits, with non-interest-bearing demand deposits historically being a significant source of funds. This lower-cost funding base is expected to have a positive impact on our net interest income and net interest margin in a rising interest rate environment. The Dodd-Frank Wall Street Reform and Consumer

Protection Act (the “Dodd-Frank Act”) repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. To date, we have not experienced any significant additional interest costs as a result of the repeal; however, we may begin to incur interest costs associated with certain demand deposits in the future as market conditions warrant. See Item 3. Quantitative and Qualitative Disclosures About Market Risk elsewhere in this report for information about the expected impact of this legislation on our sensitivity to interest rates. Further analysis of the components of our net interest margin is presented below.
The following table presents the changes in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to changes in the average interest rate on those assets and liabilities. The changes in net interest income due to changes in both average volume and average interest rate have been allocated to the average volume change or the average interest rate change in proportion to the absolute amounts of the change in each. The comparison between the quarters includes an additional change factor that shows the effect of the difference in the number of days in each period for assets and liabilities that accrue interest based upon the actual number of days in the period, as further discussed below.

	Three months Ended
	March 31, 2016 vs. March 31, 2015
	Increase (Decrease) Due to Change in
	Rate	Volume	Number of Days	Total
Interest-bearing deposits	$1,817	$(174)	$40	$1,683
Federal funds sold and resell agreements	16	21	1	38
Securities:
Taxable	(876)	(3,522)	200	(4,198)
Tax-exempt	(145)	7,483	—	7,338
Loans, net of unearned discounts	1,770	3,797	1,252	6,819
Total earning assets	2,582	7,605	1,493	11,680
Savings and interest checking	—	5	3	8
Money market deposit accounts	(750)	(92)	13	(829)
Time accounts	(121)	(44)	3	(162)
Public funds	7	6	1	14
Federal funds purchased and repurchase agreements	16	3	1	20
Junior subordinated deferrable interest debentures	95	—	—	95
Subordinated notes payable and other notes	63	—	—	63
Total interest-bearing liabilities	(690)	(122)	21	(791)
Net change	$3,272	$7,727	$1,472	$12,471
Taxable-equivalent net interest income for the first quarter of 2016 increased $12.5 million, or 5.8%, compared to the same period in 2015. Taxable-equivalent net interest income for the first quarter of 2016 included 91 days compared to 90 days for the first quarter of 2015 as a result of the leap year. The additional day added approximately $1.5 million to taxable-equivalent net interest income during the first quarter of 2016. Excluding the impact of the additional day during the first quarter of 2016 results in an effective increase in taxable-equivalent net interest income of approximately $11.0 million during the first quarter of 2016, which was primarily related to the impact of an increase in the average volume of tax-exempt securities and loans and increases in the average yields on interest-bearing deposits and loans partly offset by the impact of a decrease in the average volume of taxable securities. Total average earning assets increased $116.7 million during the first quarter of 2016. The increase in earning assets reflected a $566.5 million increase in average tax-exempt securities and a $424.1 million increase in average loans, partly offset by a $639.6 million decrease in average taxable securities and a $250.8 million decrease in average interest-bearing deposits.
The net interest margin increased 17 basis points from 3.41% during the first quarter of 2015 to 3.58% during the first quarter of 2016. The increase in the net interest margin was primarily due to an increase in the average yield on interest earning assets combined with a decrease in the average cost of funds. The average yield on interest-earning assets increased 16 basis points from 3.47% in the first quarter of 2015 to 3.63% in the first quarter of 2016 while the average rate paid on interest-bearing liabilities decreased 2 basis points from 0.10% during the first quarter of 2015 to 0.08% during the first quarter of 2016. The increase in the average yield on interest earning assets was primarily due to increases in the average yields on interest-bearing deposits, securities and loans, as further discussed below. The decrease in the average cost of funds was primarily due to a decrease in the average cost of interest-bearing deposits partly offset by an increase in the average cost of variable-rate borrowed funds. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. As stated above, market interest rates have remained at historically low levels during the reported periods.
The average yield on loans increased 7 basis points from 3.92% during the first quarter of 2015 to 3.99% during the first quarter of 2016. The average yield on loans was positively impacted by increases in market interest rates compared to the same period in 2015, as discussed above. The average volume of loans during the first quarter of 2016 increased $424.1 million, or 3.8%, compared to the same period in 2015. Loans made up approximately 44.3% of average interest-earning assets during the first quarter of 2016 compared to 42.9% during the first quarter of 2015.
The average yield on securities was 4.06% in the first quarter of 2016, increasing 15 basis points from 3.91% in the first quarter of 2015. Despite the fact that the average taxable-equivalent yield on tax-exempt securities decreased 1 basis point from 5.59% in the first quarter of 2015 to 5.58% in the first quarter of 2016, the overall average yield on securities increased due to a higher proportion of average securities invested in higher yielding tax-exempt securities during 2016. Tax exempt securities made up approximately 56.2% of total securities during the first quarter of 2016 compared to 51.0% during the first quarter of 2015. The average yield on taxable securities decreased 6 basis points from 2.16% during the first quarter of 2015 to 2.10% during the first quarter of 2016. The average volume of securities during the first quarter of 2016 decreased $73.1 million, or 0.6%, compared to the same period in 2015. Securities made up approximately 44.5% of average interest-earning assets during the first quarter of 2016 compared to 45.0% during the first quarter of 2015.
Average federal funds sold, resell agreements and interest-bearing deposits during the first quarter of 2016 decreased $234.3 million compared to the same period in 2015.The decrease in average federal funds sold, resell agreements and interest-bearing deposits was primarily related to the reinvestment of such funds into higher-yielding loans. Federal funds sold, resell agreements and interest-bearing deposits made up approximately 11.2% of average interest-earning assets during the first quarter of 2016 compared to 12.1% during the first of quarter of 2015. The combined average yield on federal funds sold, resell agreements and interest-bearing deposits was 0.51% and 0.26% during the first quarters of 2016 and 2015, respectively. As discussed above, in December 2015, the intended federal funds rate increased from 0.25% to 0.50% and remained at that level through the first quarter of 2016.
Average deposits increased $43.9 million during the first quarter of 2016 compared to the same period in 2015. Average non-interest-bearing deposits for the first quarter of 2016 increased $98.3 million compared to the same period in 2015, while average interest-bearing deposits for the first quarter of 2016 decreased $54.4 million compared to the same period in 2015. The ratio of average interest-bearing deposits to total average deposits was 58.0% during the first quarter of 2016 compared to 58.3% during the first quarter of 2015. The average cost of deposits is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-bearing deposits. The average cost of interest-bearing deposits and total deposits was 0.05% and 0.03%, respectively, during the first quarter of 2016 compared to 0.08% and 0.05%, respectively, during the first quarter of 2015.
Our net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.55% during the first quarter of 2016 compared to 3.37% during the first quarter of 2015. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.
Our hedging policies permit the use of various derivative financial instruments, including interest rate swaps, swaptions, caps and floors, to manage exposure to changes in interest rates. Details of our derivatives and hedging activities are set forth in Note 8 - Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report. Information regarding the impact of fluctuations in interest rates on our derivative financial instruments is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.
Provision for Loan Losses
The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $28.5 million for the first quarter of 2016 compared to $8.2 million for the first quarter of 2015. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Non-Interest Income
The components of non-interest income were as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015
Trust and investment management fees	$25,334	$27,161
Service charges on deposit accounts	20,364	19,777
Insurance commissions and fees	15,423	14,635
Interchange and debit card transaction fees	5,022	4,643
Other charges, commissions and fees	9,053	8,441
Net gain (loss) on securities transactions	14,903	228
Other	6,044	8,330
Total	$96,143	$83,215
Total non-interest income for the three months ended March 31, 2016 increased $12.9 million, or 15.5%, compared to the same period in 2015. Changes in the various components of non-interest income are discussed in more detail below.
Trust and Investment Management Fees. Trust and investment management fees for the three months ended March 31, 2016 decreased $1.8 million, or 6.7%, compared to the same period in 2015. Investment fees are the most significant component of trust and investment management fees, making up approximately 82.0% and 76.5% of total trust and investment management fees for the first three months of 2016 and 2015, respectively. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees.
The decrease in trust and investment management fees during the three months ended March 31, 2016 compared to the same period in 2015 was primarily the result of a decrease in securities lending fees (down $739 thousand), oil and gas fees (down $578 thousand) and estate fees (down $468 thousand). The decrease in securities lending fees was due to the termination of our securities lending operations during the first quarter of 2015 in part due to the negative impact securities lending transactions would have had on our regulatory capital ratios under Basel III capital rules. The decrease in oil and gas fees were partly due to lower prices and decreased production. The decrease in estate fees during 2016 was related to a decrease in the aggregate value of estates settled compared to 2015.
At March 31, 2016, trust assets, including both managed assets and custody assets, were primarily composed of equity securities (44.1% of assets), fixed income securities (42.4% of assets) and cash equivalents (8.4% of assets). The estimated fair value of these assets was $29.3 billion (including managed assets of $13.1 billion and custody assets of $16.2 billion) at March 31, 2016, compared to $30.7 billion (including managed assets of $13.2 billion and custody assets of $17.5 billion) at December 31, 2015 and $31.2 billion (including managed assets of $13.3 billion and custody assets of $17.9 billion) at March 31, 2015.
Service Charges on Deposit Accounts. Service charges on deposit accounts for the three months ended March 31, 2016 increased $587 thousand, or 3.0%, compared to the same period in 2015. The increase was primarily due to an increase in overdraft/insufficient funds charges on consumer accounts (up $335 thousand), an increase in commercial service charges (up $195 thousand) and an increase in overdraft/insufficient funds charges on commercial accounts (up $117 thousand). Overdraft/insufficient funds charges totaled $7.8 million ($6.0 million consumer and $1.8 million commercial) during the first quarter of 2016 compared to $7.4 million ($5.6 million consumer and $1.7 million commercial) during the first quarter of 2015.
Insurance Commissions and Fees. Insurance commissions and fees for the three months ended March 31, 2016 increased $788 thousand, or 5.4%, compared to the same period in 2015. The increase during the three months ended March 31, 2016 was related to an increase in contingent commissions (up $1.1 million) partly offset by a decrease in commission income (down $357 thousand). Insurance commissions and fees include contingent commissions totaling $5.0 million during the three months ended March 31, 2016 and $3.8 million during the same period in 2015. Contingent commissions primarily consist of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. Such commissions are seasonal in nature and are mostly received during the first quarter of each year. These commissions totaled $4.4 million and $3.4 million during the three months ended March 31, 2016 and 2015, respectively. Contingent commissions also include amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. These benefit plan related contingent commissions totaled $644 thousand and $435 thousand during the three months ended March 31, 2016 and 2015, respectively. The decrease in commission income was primarily related to a decrease in commercial lines property and casualty commissions.

Interchange and Debit Card Transaction Fees. Interchange fees, or “swipe” fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Interchange and debit card transaction fees consist of income from check card usage, point of sale income from PIN-based debit card transactions and ATM service fees. Interchange and debit card transaction fees for the three months ended March 31, 2016 increased $379 thousand, or 8.2%, compared to the same period in 2015 primarily due to an increase in income from debit card transactions (up $302 thousand).
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
Other Charges, Commissions and Fees. Other charges, commissions and fees for the three months ended March 31, 2016 increased $612 thousand, or 7.3%, compared to the same period in 2015. The increase in other charges, commissions and fees included increases in income from corporate finance and capital markets advisory services (up $392 thousand), income related to the sale of annuities (up $253 thousand) and money market accounts (up $179 thousand) and letters of credit fees (up $118 thousand), among other things. These increases were partly offset by decreases in unused balance fees on loan commitments (down $284 thousand) and income from the sale of mutual funds (down $218 thousand), among other things. Corporate finance and capital markets advisory services are transactional in nature and, as such, fees for such services can vary significantly from period to period. Fluctuations in income related to the sale of annuities, money market accounts and mutual funds were due to a fluctuations in business volumes.
Net Gain/Loss on Securities Transactions. During the three months ended March 31, 2016, we sold available-for-sale U.S. Treasury securities with an amortized cost totaling $749.5 million and realized a gain of $2.8 million on those sales. The securities sold were due to mature during 2016. Most of the proceeds from the sale of these securities were reinvested into U.S. Treasury securities having comparable yields, but longer-terms. As more fully discussed in Note 2 - Securities in the accompany notes to consolidated financial statements included elsewhere in this report, during the three months ended March 31, 2016, we also sold certain municipal securities that were classified as both available for sale and held to maturity due to a significant deterioration in the creditworthiness of the issuers. These securities had a total amortized cost of $431.4 million and we realized a gain of $12.1 million on those sales.
During the three months ended March 31, 2015, we sold an available-for-sale U.S. Treasury security with an amortized cost totaling $223.8 million and realized a gain of $228 thousand on the sale. The security sold had a short term and low yield. The proceeds from the sale of this security were reinvested into longer-term, higher-yielding securities.
Other Non-Interest Income. Other non-interest income for the three months ended March 31, 2016 decreased $2.3 million, or 27.4%, compared to the same period in 2015. The decrease in other non-interest income was primarily due to decreases in income from customer derivative activities (down $785 thousand), sundry income (down $513 thousand), mineral interest income (down $373 thousand), gains on the sale of foreclosed and other assets (down $373 thousand) and income from public finance underwriting fees (down $345 thousand). The decrease in income from customer derivative transactions was primarily related to a decrease in interest rate swap fees due to a decrease in business volume. Sundry income during the three months ended March 31, 2015 included $348 thousand related to recovery of a prior write-off and $158 thousand related to distributions received on a small business investment company (“SBIC”) investment. Mineral interest income is related to bonus, rental and shut-in payments and oil and gas royalties received from severed mineral interests on property owned by our wholly-owned non-banking subsidiary Main Plaza Corporation. The decrease in mineral interest income was partly related to lower energy prices and a decrease in production. The decrease in public finance underwriting fees was related to a decrease in business volume.

Non-Interest Expense
The components of non-interest expense were as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015
Salaries and wages	$79,297	$76,072
Employee benefits	20,305	20,227
Net occupancy	17,187	15,081
Furniture and equipment	17,517	15,534
Deposit insurance	3,657	3,613
Intangible amortization	664	894
Other	40,532	40,090
Total	$179,159	$171,511
Total non-interest expense for the three months ended March 31, 2016 increased $7.6 million, or 4.5%, compared to the same period in 2015. Changes in the various components of non-interest expense are discussed below.
Salaries and Wages. Salaries and wages for the three months ended March 31, 2016 increased $3.2 million, or 4.2%, compared to the same period in 2015. The increase was primarily related to an increase in the number of employees and normal annual merit and market increases and, to a lesser extent, an increase in incentive compensation.
Employee Benefits. Employee benefits expense for the three months ended March 31, 2016 increased $78 thousand, or 0.4%, compared to the same period in 2015 as increases in medical insurance expense (up $309 thousand) and other miscellaneous employee benefits (up $312 thousand) were mostly offset by decreases in expenses related to our defined benefit retirement plans (down $406 thousand) and expenses related to our 401(k) and profit sharing plans (down $159 thousand).
During the first quarter of 2016, we recognized a combined net periodic pension expense of $412 thousand on our defined benefit retirement plans compared to a combined net periodic pension expense of $818 thousand during the first quarter of 2015. The decrease was partly related to a change in the method we use to estimate the interest cost component of net periodic benefit cost for our defined benefit pension and other post-retirement benefit plans, as more fully discussed in Note 12 - Defined Benefit Plans. Our defined benefit retirement and restoration plans were frozen effective as of December 31, 2001 and were replaced by a profit sharing plan. Management believes these actions helped to reduce the volatility in retirement plan expense. However, we still have funding obligations related to the defined benefit and restoration plans and could recognize retirement expense related to these plans in future years, which would be dependent on the return earned on plan assets, the level of interest rates and employee turnover.
Net Occupancy. Net occupancy expense for the three months ended March 31, 2016 increased $2.1 million, or 14.0%, compared to the same period in 2015. The increase was primarily related to increases in building depreciation (up $1.2 million), repairs and maintenance expense (up $943 thousand) and property taxes (up $505 thousand) partly offset by decreases in lease expense (down $334 thousand) and expenses related to service contracts (down $265 thousand). The increases in these items were partly related to a new operations and support center, which was placed into service during 2015, and new financial center locations.
Furniture and Equipment. Furniture and equipment expense for the three months ended March 31, 2016 increased $2.0 million, or 12.8%, compared to the same period in 2015. The increase during the three months ended March 31, 2016 was primarily related to increases in depreciation on furniture and equipment (up $1.1 million), software maintenance (up $708 thousand) and service contracts expense (up $233 thousand) partly offset by a decrease in software amortization (down $283 thousand). The increases in these items were partly related to a new operations and support center, which was placed into service during 2015, and new financial center locations.
Deposit Insurance. Deposit insurance expense totaled $3.7 million for the three months ended March 31, 2016 compared to $3.6 million for the three months ended March 31, 2015. The increase in deposit insurance expense for the first quarter of 2016 compared to the same period in 2015 was primarily related to an increase in assets.
Intangible Amortization. Intangible amortization is primarily related to core deposit intangibles and, to a lesser extent, intangibles related to customer relationships and non-compete agreements. Intangible amortization for the three months ended March 31, 2016 decreased $230 thousand, or 25.7%, compared to the same period in 2015. The decrease in amortization was primarily the result of the completion of amortization of certain previously recognized intangible assets as well as a reduction in the annual amortization rate of certain previously recognized intangible assets as we use an accelerated amortization approach which results in higher amortization rates during the earlier years of the useful lives of intangible assets.

Other Non-Interest Expense. Other non-interest expense for the three months ended March 31, 2016 increased $442 thousand, or 1.1%, compared to the same period in 2015. This increase included increases in guard service expense (up $377 thousand), check card expense (up $320 thousand), business development expense (up $243 thousand), data communications expense (up $196 thousand), subscriptions expense (up $191 thousand) and outside computer service expenses (up $164 thousand), among other things. The increases in the aforementioned items were partly offset by decreases in sundry expense (down $649 thousand), losses on the sale/write down of foreclosed and other assets (down $228 thousand), telephone expense (down $143 thousand) and professional services expense (down $136 thousand), among other things.
Results of Segment Operations
Our operations are managed along two operating segments: Banking and Frost Wealth Advisors. A description of each business and the methodologies used to measure financial performance is described in Note 15 - Operating Segments in the accompanying notes to consolidated financial statements included elsewhere in this report. Net income (loss) by operating segment is presented below:

	Three Months Ended
	March 31, 2016	March 31, 2015
Banking	$65,930	$67,718
Frost Wealth Advisors	4,152	5,337
Non-Banks	(1,303)	(892)
Consolidated net income	$68,779	$72,163
Banking
Net income for the three months ended March 31, 2016 decreased $1.8 million, or 2.6%, compared to the same period in 2015. The decrease was primarily the result of a $20.3 million increase in the provision for loan losses and a $6.6 million increase in non-interest expense partly offset by a $14.8 million increase in non-interest income, an $8.6 million increase in net interest income and a $1.7 million decrease in income tax expense.
Net interest income for the three months ended March 31, 2016 increased $8.6 million, or 4.8%, compared to the same period in 2015. The increase was primarily related to an increase in the average volume of tax-exempt securities and loans and increases in the average yields on interest-bearing deposits and loans partly offset by a decrease in the average volume of taxable securities. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.
The provision for loan losses for the three months ended March 31, 2016 totaled $28.5 million compared to $8.2 million for the same period in 2015. See the analysis of the provision for loan losses included in the section captioned “Allowance for Loan Losses” included elsewhere in this discussion.
Non-interest income for the three months ended March 31, 2016 increased $14.8 million, or 28.4%, compared to the same period in 2015. The increase was primarily related to an increase in the net gain on securities transactions and, to a lesser extent, increases in insurance commissions, service charges on deposit accounts, interchange debit card and transaction fees, and other service charges, commissions and fees partly offset by a decrease in other non-interest income. The increase in the net gain on securities transactions was primarily related to the sale of certain municipal securities as a result of a significant deterioration in the creditworthiness of the issuers and the sale of certain U. S. Treasury securities. The increase in insurance commissions and fees was related to an increase in contingent commissions partly offset by a decrease in commission income primarily related to commercial lines property and casualty policies. The increase in service charges on deposit accounts was primarily due to an increase in overdraft/insufficient funds charges on consumer accounts, an increase in commercial service charges and an increase in overdraft/insufficient funds charges on commercial accounts. The increase in interchange and debit card transaction fees was primarily due to an increase in income from debit card transactions. The increase in other charges, commissions and fees included increases in income from corporate finance and capital markets advisory services and letters of credit fees, among other things, partly offset by a decrease in unused balance fees on loan commitments. The decrease in other non-interest income was partly related to decreases in income from customer derivative activities, sundry income, income from public finance underwriting fees, and gains on the sale of foreclosed and other assets. See the analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for the three months ended March 31, 2016 increased $6.6 million, or 4.5%, compared to the same period in 2015. The increase was primarily related to increases in salaries and wages, net occupancy and furniture and equipment expense. The increase in salaries and wages was primarily related to an increase in the number of employees and normal annual merit and market increases and, to a lesser extent, an increase in incentive compensation. The increase in net occupancy was primarily related to increases in building depreciation, repairs and maintenance expense and property taxes partly offset by decreases in lease expense and expenses related to service contracts. The increases in these items were partly related to a new operations and support center, which was placed into service during 2015, and new financial center locations. The increase in furniture and equipment expense was primarily related to increases in depreciation on furniture and equipment, software maintenance and service contracts expense partly offset by a decrease in software amortization. See the analysis of these items included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.
Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $15.6 million during the three months ended March 31, 2016 and $14.8 million during the three months ended March 31, 2015. The increase was primarily related to an increase in contingent commissions partly offset by a decrease in commission income. See the analysis of insurance commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion. Frost Insurance Agency also had consulting revenues totaling $148 thousand during the three months ended March 31, 2016 and $176 thousand during the three months ended March 31, 2015. Consulting revenues are primarily related to human resources consulting services and are reported as a component of other charges, commissions and fees.
Frost Wealth Advisors
Net income for the three months ended March 31, 2016 decreased $1.2 million, or 22.2%, compared to the same period in 2015. The decrease was primarily due to a $1.5 million decrease in non-interest income and a $906 thousand increase in non-interest expense partly offset by a $638 thousand decrease in income tax expense and $538 thousand increase in net interest income.
Net interest income increased $538 thousand, or 30.7%, compared to the same period in 2015. The increase was primarily due to an increase in the funds transfer price received for funds provided related to Frost Wealth Advisors repurchase agreements.
Non-interest income for the three months ended March 31, 2016 decreased $1.5 million, or 4.7%, compared to the same period in 2015. The decrease was primarily related to a decrease in trust and investment management fees partly offset by an increase in other charges, commissions and fees. Trust and investment management fee income is the most significant income component for Frost Wealth Advisors. Investment fees are the most significant component of trust and investment management fees, making up approximately 82.0% of total trust and investment management fees for the first three months of 2016. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. The decrease in trust and investment management fee income during the three months ended March 31, 2016 compared to the same period in 2015 was primarily the result of decreases in securities lending fees, oil and gas fees and estate fees. The decrease in securities lending fees was due to the termination of our securities lending operations during the first quarter of 2015. The decrease in oil and gas fees was partly due to lower prices and decreased production. The decrease in estate fees during 2016 was related to a decrease in the aggregate value of estates settled compared to 2015. The increase in other charges, commissions and fees included increases in income related to the sale of annuities and money market accounts partly offset by a decrease in income from the sale of mutual funds. See the analysis of trust and investment management fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for the three months ended March 31, 2016 increased $906 thousand, or 3.7%, compared to the same period in 2015. The increase was primarily related to increases in salaries and wages (up $626 thousand) and employee benefits (up $267 thousand). The increase in salaries and wages was primarily related to an increase in the number of employees and normal annual merit and market increases and an increase in incentive compensation. The increase in employee benefits expense was primarily related to increases in expenses related to our 401(k) and profit sharing plans, medical insurance expense and payroll taxes, partly offset by a decrease in expenses related to our defined benefit retirement plans.
Non-Banks
The Non-Banks operating segment had a net loss of $1.3 million for the three months ended March 31, 2016 compared to a net loss of $892 thousand for the same period in 2015. The increase in net loss during the three months ended March 31, 2016 was primarily due to a $378 thousand decrease in non-interest income, a $172 thousand increase in non-interest expense and a $158 thousand increase in net interest expense partly offset by a $297 thousand increase in income tax benefit. The decrease in non-interest income during the three months ended March 31, 2016 was primarily related to a decrease in mineral interest income. Mineral interest income is related to bonus, rental and shut-in payments and oil and gas royalties received from severed mineral interests on property owned by our wholly-owned non-banking subsidiary Main Plaza Corporation. The decrease in mineral interest income was partly related to lower energy prices and a decrease in production. The increase in net interest expense was primarily related to an increase in the interest rates paid on our junior subordinated deferrable interest debentures and our subordinated notes due to increases in market rates. The increase in non-interest expense during the three months ended March 31, 2016 was primarily related to increases in salaries and employee benefits expense.

Income Taxes
We recognized income tax expense of $9.4 million, for an effective tax rate of 12.1% for the three months ended March 31, 2016 compared to $12.1 million, for an effective tax rate of 14.3% for the three months ended March 31, 2015. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies. The decrease in the effective tax rate during the three months ended March 31, 2016 was primarily related to an increase in the relative proportion of tax-exempt income to total pre-tax income as we purchased additional tax-exempt municipal securities.
Average Balance Sheet
Average assets totaled $28.1 billion for the three months ended March 31, 2016 representing an increase of $146.5 million, or 0.5%, compared to average assets for the same period in 2015. The growth in average assets was primarily funded by an increase in average federal funds purchased and repurchase agreements, deposit growth and earnings retention. The increase was primarily reflected in earning assets, which increased $116.7 million, or 0.5%, during the first quarter of 2016 compared to the same period of 2015. The increase in earning assets was primarily due to a $424.1 million increase in average loans partly offset by a $250.8 million decrease average interest-bearing deposits and a $73.1 million decrease in average securities. Average deposit growth was primarily related to non-interest-bearing deposit accounts which increased $98.3 million. Average non-interest bearing deposits made up 42.0% and 41.7% of average total deposits during the first three months of 2016 and 2015, respectively.
Loans
Loans were as follows as of the dates indicated:

	March 31, 2016	Percentage of Total	December 31, 2015	Percentage of Total
Commercial and industrial	$4,184,960	36.3%	$4,120,522	35.9%
Energy:
Production	1,175,149	10.2	1,249,678	10.9
Service	251,147	2.2	272,934	2.4
Other	230,064	2.0	235,583	2.0
Total energy	1,656,360	14.4	1,758,195	15.3
Commercial real estate:
Commercial mortgages	3,351,533	29.0	3,285,041	28.6
Construction	752,916	6.5	720,695	6.3
Land	282,354	2.5	286,991	2.5
Total commercial real estate	4,386,803	38.0	4,292,727	37.4
Consumer real estate:
Home equity loans	341,327	3.0	340,528	3.0
Home equity lines of credit	236,290	2.0	233,525	2.0
Other	302,611	2.6	306,696	2.6
Total consumer real estate	880,228	7.6	880,749	7.6
Total real estate	5,267,031	45.6	5,173,476	45.0
Consumer and other	433,684	3.7	434,338	3.8
Total loans	$11,542,035	100.0%	$11,486,531	100.0%
Loans increased $55.5 million, or 0.5%, compared to December 31, 2015. The majority of our loan portfolio is comprised of commercial and industrial loans, energy loans and real estate loans. Commercial and industrial loans made up 36.3% and 35.9% of total loans at March 31, 2016 and December 31, 2015, respectively, while energy loans made up 14.4% and 15.3% of total loans, respectively, and real estate loans made up 45.6% and 45.0% of total loans, respectively, at those dates. Real estate loans include both commercial and consumer balances. Selected details related to our loan portfolio segments are presented below. Refer to our 2015 Form 10-K for a more detailed discussion of our loan origination and risk management processes.
Commercial and industrial. Commercial and industrial loans increased $64.4 million, or 1.6%, during the first quarter of 2016. Our commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with our loan policy guidelines. The commercial and industrial loan portfolio also includes commercial leases and purchased shared national credits ("SNC"s) which are discussed in more detail below.

Energy. Energy loans include loans to entities and individuals that are engaged in various energy-related activities including (i) the development and production of oil or natural gas, (ii) providing oil and gas field servicing, (iii) providing energy-related transportation services (iv) providing equipment to support oil and gas drilling (v) refining petrochemicals, or (vi) trading oil, gas and related commodities. Energy loans decreased $101.8 million, or 5.8%, during the first quarter of 2016 compared to December 31, 2015. The average loan size, the significance of the portfolio and the specialized nature of the energy industry requires a highly prescriptive underwriting policy. Exceptions to this policy are rarely granted. Due to the large borrowing requirements of this customer base, the energy loan portfolio includes participations and purchased shared national credits, which are further discussed below.
Purchased Shared National Credits. Purchased shared national credits are participations purchased from upstream financial organizations and tend to be larger in size than our originated portfolio. Our purchased SNC portfolio totaled $841.9 million at March 31, 2016, increasing $10.4 million, or 1.3%, from $831.4 million at December 31, 2015. At March 31, 2016, 58.8% of outstanding purchased SNCs were related to the energy industry and 11.3% of outstanding purchased SNCs were related to the construction industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the energy and commercial and industrial portfolio, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of our customers. As a matter of policy, we generally only participate in SNCs for companies headquartered in or which have significant operations within our market areas. In addition, we must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.
Commercial Real Estate. Commercial real estate loans totaled $4.4 billion at March 31, 2016 and represented 83.3% of total real estate loans. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan. Our primary focus for the commercial real estate portfolio has been growth in loans secured by owner-occupied properties. At March 31, 2016, approximately 50% of the outstanding principal balance of our commercial real estate loans were secured by owner-occupied properties.
Consumer Real Estate and Other Consumer Loans. The consumer loan portfolio, including all consumer real estate and consumer installment loans, totaled $1.3 billion at both March 31, 2016 and December 31, 2015. Consumer real estate loans, decreased $521 thousand, or 0.1%, from December 31, 2015. Combined, home equity loans and lines of credit made up 65.6% and 65.2% of the consumer real estate loan total at March 31, 2016 and December 31, 2015, respectively. We offer home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans. In general, we do not originate 1-4 family mortgage loans; however, from time to time, we may invest in such loans to meet the needs of our customers. Consumer and other loans, decreased $654 thousand, or 0.2%, from December 31, 2015. The consumer and other loan portfolio primarily consists of automobile loans, overdrafts, unsecured revolving credit products, personal loans secured by cash and cash equivalents and other similar types of credit facilities.

Non-Performing Assets
Non-performing assets and accruing past due loans are presented in the table below. Troubled debt restructurings on non-accrual status are reported as non-accrual loans. Troubled debt restructurings on accrual status are reported separately.

	March 31, 2016	December 31, 2015
Non-accrual loans:
Commercial and industrial	$26,922	$25,111
Energy	114,124	21,180
Commercial real estate:
Buildings, land and other	33,449	34,519
Construction	970	569
Consumer real estate	1,770	1,862
Consumer and other	220	226
Total non-accrual loans	177,455	83,467
Restructured loans	—	—
Foreclosed assets:
Real estate	2,572	2,255
Other	—	—
Total foreclosed assets	2,572	2,255
Total non-performing assets	$180,027	$85,722

Ratio of non-performing assets to:
Total loans and foreclosed assets	1.56%	0.75%
Total assets	0.63	0.30
Accruing past due loans:
30 to 89 days past due	$59,552	$59,480
90 or more days past due	9,252	8,108
Total accruing past due loans	$68,804	$67,588
Ratio of accruing past due loans to total loans:
30 to 89 days past due	0.52%	0.52%
90 or more days past due	0.08%	0.07
Total accruing past due loans	0.60%	0.59%
Non-performing assets include non-accrual loans, troubled debt restructurings and foreclosed assets. Non-performing assets at March 31, 2016 increased $94.3 million from December 31, 2015 primarily due to an increase in non-accrual energy loans. Non-accrual energy loans included four credit relationships in excess of $5 million totaling $107.6 million at March 31, 2016 and one such credit relationship totaling $12.5 million at December 31, 2015. The increase in non-accrual energy loans during 2016 is related to the sustained decline in oil prices which has significantly impacted our customers in the energy industry, as more fully discussed in the section captioned “Allowance for Loan Losses” below. Non-accrual commercial and industrial loans included one credit relationship in excess of $5 million at both March 31, 2016 and December 31, 2015. This credit relationship totaled $14.9 million at March 31, 2016 and $15.0 million at December 31, 2015. Non-accrual real estate loans primarily consist of land development, 1-4 family residential construction credit relationships and loans secured by office buildings and religious facilities. Non-accrual commercial real estate loans included one credit relationship in excess of $5 million at both March 31, 2016 and December 31, 2015. This credit relationship totaled $23.0 million at March 31, 2016 and $22.6 million at December 31, 2015.
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
Foreclosed assets represent property acquired as the result of borrower defaults on loans. Foreclosed assets are recorded at estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for loan losses. Regulatory guidelines require us to reevaluate the fair value of foreclosed assets on at least an annual basis. Our policy is to comply with the regulatory guidelines. Write-downs are provided for subsequent declines in value and are included in other non-interest expense along with other expenses related to maintaining the properties. There were no significant write-downs of foreclosed assets during the three months ended March 31, 2016 or 2015.
Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At March 31, 2016 and December 31, 2015, we had $114.6 million and $110.3 million in loans of this type which are not included in any one of the non-accrual, restructured or 90 days past due loan categories. At March 31, 2016, potential problem loans consisted of ten credit relationships. Of the total outstanding balance at March 31, 2016, 73.9% related to six customers in the energy industry, 11.8% related to a customer in distribution and 11.2% related to two customers in manufacturing. Weakness in these organizations’ operating performance and financial condition, among other factors, have caused us to heighten the attention given to these credits.
Allowance for Loan Losses
The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of inherent losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. Our allowance for loan loss methodology, which is more fully described in our 2015 Form 10-K, follows the accounting guidance set forth in U.S. generally accepted accounting principles and the Interagency Policy Statement on the Allowance for Loan and Lease Losses, which was jointly issued by U.S. bank regulatory agencies. The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss and recovery experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off.
The table below provides, as of the dates indicated, an allocation of the allowance for loan losses by loan type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	March 31, 2016	December 31, 2015
Commercial and industrial	$45,084	$42,993
Energy	84,973	54,696
Commercial real estate	23,587	24,313
Consumer real estate	3,786	4,659
Consumer and other	4,450	9,198
Total	$161,880	$135,859
The reserve allocated to commercial and industrial loans at March 31, 2016 increased $2.1 million compared to December 31, 2015. The increase was due to an increase in historical and specific valuation allowances partly offset by decreases in general valuation allowances and macroeconomic valuation allowances. Historical valuation allowances increased $3.3 million from $25.4 million at December 31, 2015 to $28.8 million at March 31, 2016. The increase was partly related to an increase in the volume of non-classified commercial and industrial loans, particularly those graded as "watch" (risk grade 9) and, to a lesser extent, an increase in the volume of classified loans (loans having a risk grade of 11, 12 or 13). Classified commercial and industrial loans totaled $90.6 million at March 31, 2016 compared to $74.6 million at December 31, 2015. The weighted-average risk grade of commercial and industrial loans was 6.21 at March 31, 2016 compared to 6.13 at December 31, 2015. Despite this increase, the level of commercial loan net charge-offs remained stable at $1.1 million during the first quarter of 2016 compared to $852 thousand during the first quarter of 2015. Specific valuation allowances increased $474 thousand from $2.4 million at December 31, 2015 to $2.9 million at March 31, 2016. General valuation allowances for commercial and industrial loans decreased $1.5 million from $7.3 million at December 31, 2015 to $5.8 million at March 31, 2016. The decrease was primarily related to decreases in allocations for excessive industry concentrations, policy exceptions, large loan relationships and loans not reviewed by concurrence partly offset by a decrease in the adjustment for recoveries. Macroeconomic valuation allowances for commercial and industrial loans decreased $161 thousand from $7.8 million at December 31, 2015 to $7.7 million at March 31, 2016. The decrease was primarily related to a decrease in the distressed industries allocation partly offset by an increase in the environmental risk adjustment.
The reserve allocated to energy loans at March 31, 2016 increased $30.3 million compared to December 31, 2015. As a result, reserves allocated to energy loans as a percentage of total energy loans totaled 5.13% at March 31, 2016 compared to 3.11% at December 31, 2015. This increase was primarily related to increases in specific valuation allowances and historical valuation allowances partly offset by decreases in macroeconomic valuation allowances and general valuation allowances. Specific valuation allowances for energy loans increased $25.5 million from $2.0 million at December 31, 2015 to $27.5 million at March 31, 2016. At March 31, 2016, specific valuation allowances were related to three credit relationships with an aggregate outstanding balance of $86.5 million, while at December 31, 2015, specific valuation allowances were related to one credit relationship with an outstanding balance of $12.5 million. The specific valuation allowance for this credit increased to $6.5 million at March 31, 2016. Historical valuation allowances increased $22.4 million from $21.2 million at December 31, 2015 to $43.6 million at March 31, 2016. The increase in historical valuation allowances was partly due to a significant increase in the volume of classified energy loans, particularly those graded as “substandard - accrual” (risk grade 11), an increase in the historical loss allocation factor applied to non-classified energy loans graded as "watch" (risk grade 9) and an increase in the volume of non-classified energy loans graded as “special mention” (risk grade 10). These increases were partly offset by the impact of decreases in the historical loss allocation factor applied to non-classified energy loans graded as "pass" and "special mention" and classified energy loans graded as "substandard" (risk grades 11 and 12). Classified energy loans totaled $317.3 million at March 31, 2016 compared to $98.0 million at December 31, 2015. Non-classified energy loans graded as “watch” and “special mention” totaled $492.8 million at March 31, 2016 compared to $274.4 million at December 31, 2015, increasing $218.4 million while "pass" grade energy loans decreased $539.6 million from $1.4 billion December 31, 2015 to $846.2 million at March 31, 2016. The overall decrease in non-classified energy loans reflects the migration of energy loans into higher risk grade categories. The weighted-average risk grade of energy loans was 8.18 at March 31, 2016 compared to 6.89 at December 31, 2015. This upward migration in the weighted-average risk grade for energy loans was heavily influenced by regulatory guidance related to energy loan classifications. Macroeconomic valuation allowances related to energy loans totaled $10.2 million at March 31, 2016 compared to $26.0 million at December 31, 2015. As discussed in our 2015 Form 10-K, we performed a sensitivity stress test as of December 31, 2015 and, a result of our analysis, we recognized an additional $22.0 million provision for loan losses during the fourth quarter of 2015 to allocate additional reserves for the added inherent risk resulting from continued oil price volatility and the ongoing downturn in the energy industry. Since then, oil prices decreased sharply and subsequently rebounded from the recent low-point in January 2016. The price per barrel of crude oil was approximately $37 at December 31, 2015 and subsequently declined below $30 in January 2016. At March 31, 2016, the price per barrel of crude oil was approximately $38 and subsequently increased to over $40 in April 2016. The decrease in the reserve allocated for general macroeconomic risk resulted as the risks associated with the continued oil price volatility and the ongoing downturn in the energy industry are now reflected in other components of the overall reserves allocated for energy loans, primarily the aforementioned increases in historical valuation allowances resulting from the upward migration of energy loan risk grades. General valuation allowances decreased $1.9 million primarily due to a decrease in allocations for excessive industry concentrations.
The reserve allocated to commercial real estate loans at March 31, 2016 decreased $726 thousand compared to December 31, 2015. The decrease was primarily related to decreases in general valuation allowances and, to a lesser extent, historical valuation allowances. The decrease in general valuation allowances was primarily related to a decrease in allocations for loans not reviewed by concurrence, which decreased $581 thousand, and allowances related to large credit relationships, which decreased $500 thousand, among other things. Historical valuation allowances decreased $192 thousand primarily due to decreases in the historical loss allocation factors for both non-classified and classified commercial real estate loans. Non-classified commercial real estate loans increased $83.3 million from December 31, 2015 to March 31, 2016 primarily due to an increase in commercial real estate loans graded as “pass.” Classified commercial real estate loans increased $10.8 million from $86.8 million at December 31, 2015 to $97.5 million at March 31, 2016. The weighted-average risk grade of commercial real estate loans was 6.92 at March 31, 2016 compared to 6.88 at December 31, 2015.
The reserve allocated to consumer real estate loans at March 31, 2016 decreased $873 thousand compared to December 31, 2015. This decrease was mostly due to a decrease in general valuation allowances allocated for loans not reviewed by concurrence, which decreased $621 thousand.
The reserve allocated to consumer and other loans at March 31, 2016 decreased $4.7 million compared to December 31, 2015. The decrease was primarily related to decreases in historical valuation allowances and macroeconomic valuation allowances partly offset by an increase in general valuation allowances. The decrease in historical valuation allowances was primarily due to a decrease in the historical loss allocation factor applied to consumer and other loans, which was related to a change in the way we estimate valuation allowances for consumer and other loans and, now separately, for overdrafts (See Note 3 - Loans). The decrease in macroeconomic valuation allowances was related to a decrease in the environmental risk adjustment due, in part, to decreases in the historical valuation allowances to which the environmental adjustment factor is applied. The decrease was also partly related to a decrease in the environmental risk adjustment factor. The increase in general valuation allowances was primarily related to a decrease in the adjustment for recoveries, which was primarily related to the aforementioned change in the way we estimate valuation allowances for consumer and other loans and, now separately, for overdrafts.

Activity in the allowance for loan losses is presented in the following table.

	Three Months Ended
	March 31, 2016	March 31, 2015
Balance at beginning of period	$135,859	$99,542
Provision for loan losses	28,500	8,162
Charge-offs:
Commercial and industrial	(1,861)	(2,132)
Energy	(1,011)	—
Commercial real estate	(28)	(478)
Consumer real estate	(154)	(80)
Consumer and other	(2,724)	(2,805)
Total charge-offs	(5,778)	(5,495)
Recoveries:
Commercial and industrial	729	1,280
Energy	—	2
Commercial real estate	96	172
Consumer real estate	253	52
Consumer and other	2,221	1,993
Total recoveries	3,299	3,499
Net charge-offs	(2,479)	(1,996)
Balance at end of period	$161,880	$105,708

Ratio of allowance for loan losses to:
Total loans	1.40%	0.94%
Non-accrual loans	91.22	187.71
Ratio of annualized net charge-offs to average total loans	0.09	0.07
The provision for loan losses increased $20.3 million, or 249.2%, during the three months ended March 31, 2016 compared to the same period in 2015. The increase in the provision for loan losses during the three months ended March 31, 2016 was mostly related to an increase in the volume of classified energy loans, specific valuation allowances taken on certain classified energy loans and increases in the weighted-average risk grades of our energy, commercial and industrial loan portfolios and our commercial real estate loan portfolios. Classified energy loans totaled $317.3 million at March 31, 2016 compared to $98.0 million at December 31, 2015 and we provided specific valuation allowances for certain energy loans totaling $27.5 million at March 31, 2016 compared to $2.0 million at December 31, 2015. The overall weighted-average risk grades of our energy, commercial and industrial and commercial real estate portfolios was 6.84 at March 31, 2016 compared to 6.58 at December 31, 2015. The ratio of the allowance for loan losses to total loans was 1.40% at March 31, 2016 compared to 1.18% at December 31, 2015. Management believes the recorded amount of the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, our estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses. In light of the challenges facing the energy industry, we expect net charge-offs to increase in the near term.
Capital and Liquidity
Capital. Shareholders’ equity totaled $3.0 billion at both March 31, 2016 and December 31, 2015. In addition to net income of $68.8 million, other sources of capital during the three months ended March 31, 2016 included other comprehensive income, net of tax, of $65.5 million, $2.5 million related to stock-based compensation and $96 thousand in proceeds from stock option exercises and related tax benefits of $38 thousand. Uses of capital during the three months ended March 31, 2016 included $35.0 million of dividends paid on preferred and common stock.
The accumulated other comprehensive income/loss component of shareholders’ equity totaled a net, after-tax, unrealized gain of $179.3 million at March 31, 2016 compared to a net, after-tax, unrealized gain of $113.9 million at December 31, 2015. The increase was primarily due to a $70.0 million net after-tax increase in the net unrealized gain on securities available for sale and a $1.0 million net after-tax decrease in the net actuarial loss of our defined benefit post-retirement benefit plans partly offset by a $5.5 million net after-tax decrease in the net unrealized gain on securities transferred to held to maturity.

In connection with the adoption of the Basel III Capital Rules on January 1, 2015, we elected to opt-out of the requirement to include most components of accumulated other comprehensive income in regulatory capital. Accordingly, amounts reported as accumulated other comprehensive income/loss do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. See Note 7 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.
We paid a quarterly dividend of $0.53 per common share during the first quarter of 2016 and a quarterly dividend of $0.51 per common share during the first quarter of 2015. This equates to a common stock dividend payout ratio of 49.3% and 46.0% during the first quarters of 2016 and 2015, respectively. Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our capital stock may be impacted by certain restrictions under the terms of our junior subordinated deferrable interest debentures and our Series A Preferred Stock as described in Note 7 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.
Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. Stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. We did not have any active stock repurchase plans during the first quarter of 2016. See Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds, included elsewhere in this report.
Liquidity. As more fully discussed in our 2015 Form 10-K, our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of March 31, 2016, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity, that would have a material adverse effect on us.
Since Cullen/Frost is a holding company and does not conduct operations, our primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 7 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At March 31, 2016, Cullen/Frost had liquid assets, including cash and resell agreements, totaling $201.2 million.
Accounting Standards Updates
See Note 17 - Accounting Standards Updates in the accompanying notes to consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on our financial statements.

Consolidated Average Balance Sheets and Interest Income Analysis - Quarter To Date
(Dollars in thousands - taxable-equivalent basis)

	March 31, 2016			March 31, 2015
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$2,863,735	$3,653	0.51%	$3,114,583	$1,970	0.26%
Federal funds sold and resell agreements	37,096	58	0.63	20,597	20	0.39
Securities:
Taxable	5,058,920	25,974	2.10	5,698,533	30,172	2.16
Tax-exempt	6,486,033	88,429	5.58	5,919,544	81,091	5.59
Total securities	11,544,953	114,403	4.06	11,618,077	111,263	3.91
Loans, net of unearned discounts	11,497,523	113,939	3.99	11,073,389	107,120	3.92
Total Earning Assets and Average Rate Earned	25,943,307	232,053	3.63	25,826,646	220,373	3.47
Cash and due from banks	531,617			564,469
Allowance for loan losses	(139,178)			(101,558)
Premises and equipment, net	557,357			461,646
Accrued interest and other assets	1,188,017			1,183,408
Total Assets	$28,081,120			$27,934,611

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$9,132,927			$9,110,255
Correspondent banks	356,098			373,584
Public funds	570,132			476,986
Total non-interest-bearing demand deposits	10,059,157			9,960,825
Interest-bearing deposits:
Private accounts
Savings and interest checking	5,114,262	255	0.02	4,769,255	247	0.02
Money market deposit accounts	7,453,163	1,190	0.06	7,840,118	2,019	0.10
Time accounts	821,191	292	0.14	923,967	454	0.20
Public funds	508,357	50	0.04	418,033	36	0.03
Total interest-bearing deposits	13,896,973	1,787	0.05	13,951,373	2,756	0.08
Total deposits	23,956,130			23,912,198
Federal funds purchased and repurchase agreements	685,169	56	0.03	615,722	36	0.02
Junior subordinated deferrable interest debentures	136,078	750	2.20	136,020	655	1.93
Subordinated notes payable and other notes	99,888	287	1.15	99,768	224	0.90
Total Interest-Bearing Funds and Average Rate Paid	14,818,108	2,880	0.08	14,802,883	3,671	0.10
Accrued interest and other liabilities	246,347			274,221
Total Liabilities	25,123,612			25,037,929
Shareholders’ Equity	2,957,508			2,896,682
Total Liabilities and Shareholders’ Equity	$28,081,120			$27,934,611
Net interest income		$229,173			$216,702
Net interest spread			3.55%			3.37%
Net interest income to total average earning assets			3.58%			3.41%
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
Refer to the discussion of market risks included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the 2015 Form 10-K. There has been no significant change in the types of market risks we face since December 31, 2015.
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
For modeling purposes, as of March 31, 2016, the model simulations projected that a 100 basis point ratable increase in interest rates would result in a negative variance in net interest income of 0.1% and a 200 basis point ratable increase in interest rates would result in a positive variance in net interest income of 0.7%, relative to the flat-rate case over the next 12 months, while a decrease in interest rates of 50 basis points would result in a negative variance in net interest income of 5.9% relative to the flat-rate case over the next 12 months. The March 31, 2016 model simulations were impacted by the assumption, for modeling purposes, that we will begin to pay interest on commercial demand deposits (those not already receiving an earnings credit rate) in the second quarter of 2016, as further discussed below. As of March 31, 2015, the model simulations projected that a 100 basis point ratable increase in interest rates would result in a negative variance in net interest income of 0.1% and a 200 basis point ratable increase in interest rates would result in positive variance in net interest income of 0.1%, relative to the flat-rate case over the next 12 months, while a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 2.9% relative to the flat-rate case over the next 12 months. The March 31, 2015 model simulations were impacted by the assumption, for modeling purposes, that we would begin to pay interest on commercial demand deposits (those not already receiving an earnings credit rate) in the second quarter of 2015. The likelihood of a decrease in interest rates beyond 50 and 25 basis points as of March 31, 2016 and 2015, respectively, was considered to be remote given prevailing interest rate levels.
The model simulations as of March 31, 2016 indicate that our balance sheet is more asset sensitive in comparison to our balance sheet as of March 31, 2015. The shift to a more asset sensitive position was primarily due to a decrease in the relative proportion of projected average interest bearing deposits to projected total average deposits.
As mentioned above, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) repealed the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. To date, we have not experienced any significant additional interest costs as a result of the repeal; however, we may begin to incur interest costs associated with certain demand deposits in the future as market conditions warrant. If this were to occur, our balance sheet would likely become more liability sensitive. Because the interest rate that will ultimately be paid on these demand deposits depends upon a variety of factors, some of which are beyond our control, we assumed an aggressive pricing structure for the purposes of the model simulations discussed above with interest payments beginning in the second quarter of 2016. Should the actual interest rate paid on demand deposits be less than the rate assumed in the model simulations, or should the interest rate paid for demand deposits become an administered rate with less direct correlation to movements in general market interest rates, our balance sheet could be more asset sensitive than the model simulations might otherwise indicate.
As of March 31, 2016, the effects of a 200 basis point increase and a 50 basis point decrease in interest rates on our derivative holdings would not result in a significant variance in our net interest income.
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
Item 1A. Risk Factors
There has been no material change in the risk factors disclosed under Item 1A. of our 2015 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases we made or were made on our behalf or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended March 31, 2016. Dollar amounts in thousands.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plan at the End of the Period
January 1, 2016 to January 31, 2016	—	$—	—	$—
February 1, 2016 to February 28, 2016	—	—	—	—
March 1, 2016 to March 31, 2016	—	—	—	—
Total	—	$—	—	—

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

Cullen/Frost Bankers, Inc.
(Registrant)

Date:	April 27, 2016	By:	/s/ Jerry Salinas
Jerry Salinas
Group Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer, Principal Financial
Officer and Principal Accounting Officer)