Form 10-Q
period 2016-06-30
CULLEN/FROST BANKERS, INC.
filed 2016-07-27
CIK 39263

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2016
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of July 22, 2016 there were 62,107,408 shares of the registrant’s Common Stock, $.01 par value, outstanding.

Cullen/Frost Bankers, Inc.
Quarterly Report on Form 10-Q
June 30, 2016

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Cullen/Frost Bankers, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	June 30, 2016	December 31, 2015
Assets:
Cash and due from banks	$572,287	$532,824
Interest-bearing deposits	2,726,094	2,991,782
Federal funds sold and resell agreements	66,842	66,917
Total cash and cash equivalents	3,365,223	3,591,523
Securities held to maturity, at amortized cost	2,339,602	2,663,009
Securities available for sale, at estimated fair value	10,044,033	9,206,358
Trading account securities	27,934	16,579
Loans, net of unearned discounts	11,584,182	11,486,531
Less: Allowance for loan losses	(149,714)	(135,859)
Net loans	11,434,468	11,350,672
Premises and equipment, net	564,199	559,124
Goodwill	654,668	654,668
Other intangible assets, net	7,517	8,800
Cash surrender value of life insurance policies	176,345	175,191
Accrued interest receivable and other assets	362,260	340,018
Total assets	$28,976,249	$28,565,942

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$9,779,387	$10,270,233
Interest-bearing deposits	14,508,064	14,073,362
Total deposits	24,287,451	24,343,595
Federal funds purchased and repurchase agreements	733,160	893,522
Junior subordinated deferrable interest debentures, net of unamortized issuance costs	136,098	136,069
Other long-term borrowings, net of unamortized issuance costs	99,930	99,870
Accrued interest payable and other liabilities	582,942	202,543
Total liabilities	25,839,581	25,675,599

Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; 6,000,000 Series A shares ($25 liquidation preference) issued at June 30, 2016 and December 31, 2015	144,486	144,486
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 63,632,464 shares issued at June 30, 2016 and December 31, 2015	637	637
Additional paid-in capital	902,892	897,350
Retained earnings	1,914,022	1,845,188
Accumulated other comprehensive income, net of tax	281,357	113,863
Treasury stock, at cost; 1,583,056 shares at June 30, 2016 and 1,650,131 shares at December 31, 2015	(106,726)	(111,181)
Total shareholders’ equity	3,136,668	2,890,343
Total liabilities and shareholders’ equity	$28,976,249	$28,565,942
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income:
Loans, including fees	$113,349	$108,105	$225,935	$213,771
Securities:
Taxable	25,531	27,917	51,505	58,089
Tax-exempt	50,910	48,053	101,243	94,599
Interest-bearing deposits	3,602	1,836	7,255	3,806
Federal funds sold and resell agreements	59	21	117	41
Total interest income	193,451	185,932	386,055	370,306
Interest expense:
Deposits	1,773	2,182	3,560	4,938
Federal funds purchased and repurchase agreements	52	38	108	74
Junior subordinated deferrable interest debentures	803	672	1,553	1,327
Other long-term borrowings	321	231	608	455
Total interest expense	2,949	3,123	5,829	6,794
Net interest income	190,502	182,809	380,226	363,512
Provision for loan losses	9,189	2,873	37,689	11,035
Net interest income after provision for loan losses	181,313	179,936	342,537	352,477
Non-interest income:
Trust and investment management fees	26,021	26,472	51,355	53,633
Service charges on deposit accounts	19,865	20,033	40,229	39,810
Insurance commissions and fees	9,360	10,130	24,783	24,765
Interchange and debit card transaction fees	5,381	4,917	10,403	9,560
Other charges, commissions and fees	10,069	10,113	19,122	18,554
Net gain (loss) on securities transactions	—	—	14,903	228
Other	7,321	7,317	13,365	15,647
Total non-interest income	78,017	78,982	174,160	162,197
Non-interest expense:
Salaries and wages	78,106	76,633	157,403	152,705
Employee benefits	17,712	17,339	38,017	37,566
Net occupancy	18,242	16,429	35,429	31,510
Furniture and equipment	17,978	15,649	35,495	31,183
Deposit insurance	4,197	3,563	7,854	7,176
Intangible amortization	619	849	1,283	1,743
Other	42,591	42,777	83,123	82,867
Total non-interest expense	179,445	173,239	358,604	344,750
Income before income taxes	79,885	85,679	158,093	169,924
Income taxes	8,406	12,602	17,835	24,684
Net income	71,479	73,077	140,258	145,240
Preferred stock dividends	2,015	2,015	4,031	4,031
Net income available to common shareholders	$69,464	$71,062	$136,227	$141,209

Earnings per common share:
Basic	$1.12	$1.12	$2.19	$2.23
Diluted	1.11	1.11	2.18	2.22
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$71,479	$73,077	$140,258	$145,240
Other comprehensive income (loss), before tax:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	165,288	(113,268)	287,506	(78,741)
Change in net unrealized gain on securities transferred to held to maturity	(9,185)	(8,207)	(17,351)	(16,094)
Reclassification adjustment for net (gains) losses included in net income	—	—	(14,903)	(228)
Total securities available for sale and transferred securities	156,103	(121,475)	255,252	(95,063)
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	1,553	1,749	3,106	3,498
Remeasurement of projected benefit obligation related to SERP	(862)	—	(862)	—
Reclassification adjustment for SERP settlement costs included in net income	187	—	187	—
Total defined-benefit post-retirement benefit plans	878	1,749	2,431	3,498
Other comprehensive income (loss), before tax	156,981	(119,726)	257,683	(91,565)
Deferred tax expense (benefit) related to other comprehensive income	54,943	(41,904)	90,189	(32,048)
Other comprehensive income (loss), net of tax	102,038	(77,822)	167,494	(59,517)
Comprehensive income (loss)	$173,517	$(4,745)	$307,752	$85,723
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

	Six Months Ended June 30,
	2016	2015
Total shareholders’ equity at beginning of period	$2,890,343	$2,851,403
Net income	140,258	145,240
Other comprehensive income (loss)	167,494	(59,517)
Stock option exercises (67,075 shares in 2016 and 171,474 shares in 2015)	3,586	8,950
Stock compensation expense recognized in earnings	5,477	5,337
Tax benefits related to stock compensation	65	750
Purchase of treasury stock (140,571 shares in 2015)	—	(10,594)
Cash dividends – preferred stock (approximately $0.67 per share in both 2016 and in 2015)	(4,031)	(4,031)
Cash dividends – common stock ($1.07 per share in 2016 and $1.04 per share in 2015)	(66,524)	(65,871)
Total shareholders’ equity at end of period	$3,136,668	$2,871,667
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Six Months Ended June 30,
	2016	2015
Operating Activities:
Net income	$140,258	$145,240
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	37,689	11,035
Deferred tax expense (benefit)	(9,633)	(7,404)
Accretion of loan discounts	(8,185)	(6,951)
Securities premium amortization (discount accretion), net	38,806	35,511
Net (gain) loss on securities transactions	(14,903)	(228)
Depreciation and amortization	23,823	20,175
Net (gain) loss on sale/write-down of assets/foreclosed assets	(596)	(845)
Stock-based compensation	5,477	5,337
Tax deficiency from stock-based compensation	(60)	(3)
Excess tax benefits from stock-based compensation	(125)	(753)
Earnings on life insurance policies	(1,745)	(1,814)
Net change in:
Trading account securities	177	(212)
Accrued interest receivable and other assets	(26,795)	(64,974)
Accrued interest payable and other liabilities	(4,474)	(17,811)
Net cash from operating activities	179,714	116,303

Investing Activities:
Securities held to maturity:
Purchases	—	—
Sales	135,610	—
Maturities, calls and principal repayments	164,687	103,580
Securities available for sale:
Purchases	(1,514,263)	(931,021)
Sales	1,060,196	223,987
Maturities, calls and principal repayments	165,883	471,195
Proceeds from sale of loans	30,470	—
Net change in loans	(144,192)	(410,449)
Benefits received on life insurance policies	591	—
Proceeds from sales of premises and equipment	1,516	10
Purchases of premises and equipment	(23,459)	(96,805)
Proceeds from sales of repossessed properties	297	3,947
Net cash from investing activities	(122,664)	(635,556)

Financing Activities:
Net change in deposits	(56,144)	(294,776)
Net change in short-term borrowings	(160,362)	(210,755)
Proceeds from stock option exercises	3,586	8,950
Excess tax benefits from stock-based compensation	125	753
Purchase of treasury stock	—	(10,594)
Cash dividends paid on preferred stock	(4,031)	(4,031)
Cash dividends paid on common stock	(66,524)	(65,871)
Net cash from financing activities	(283,350)	(576,324)

Net change in cash and cash equivalents	(226,300)	(1,095,577)
Cash and equivalents at beginning of period	3,591,523	4,364,123
Cash and equivalents at end of period	$3,365,223	$3,268,546

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
Cash Flow Reporting. Additional cash flow information was as follows:

	Six Months Ended June 30,
	2016	2015
Cash paid for interest	$5,770	$6,845
Cash paid for income taxes	25,979	22,300
Significant non-cash transactions:
Securities purchased not yet settled	306,564	50,567
Loans foreclosed and transferred to other real estate owned and foreclosed assets	422	161
Loans to facilitate the sale of other real estate owned	—	20
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

Note 2 - Securities
Securities. A summary of the amortized cost and estimated fair value of securities, excluding trading securities, is presented below.

	June 30, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity
U.S. Treasury	$249,661	$5,461	$—	$255,122	$249,441	$7,776	$—	$257,217
Residential mortgage-backed securities	5,156	63	—	5,219	6,456	63	4	6,515
States and political subdivisions	2,083,435	72,954	3,697	2,152,692	2,405,762	46,003	6,149	2,445,616
Other	1,350	—	—	1,350	1,350	—	13	1,337
Total	$2,339,602	$78,478	$3,697	$2,414,383	$2,663,009	$53,842	$6,166	$2,710,685
Available for Sale
U.S. Treasury	$3,984,495	$135,522	$—	$4,120,017	$3,980,986	$22,041	$8,507	$3,994,520
Residential mortgage-backed securities	861,794	46,504	113	908,185	1,000,024	42,142	734	1,041,432
States and political subdivisions	4,695,526	277,835	7	4,973,354	3,996,113	133,305	1,459	4,127,959
Other	42,477	—	—	42,477	42,447	—	—	42,447
Total	$9,584,292	$459,861	$120	$10,044,033	$9,019,570	$197,488	$10,700	$9,206,358
All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. At June 30, 2016, approximately 97.9% of the securities in our municipal bond portfolio were issued by political subdivisions or agencies within the State of Texas, of which approximately 68.1% are either guaranteed by the Texas Permanent School Fund, which has a “triple A” insurer financial strength rating, or secured by U.S. Treasury securities via defeasance of the debt by the issuers. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the table above. The carrying value of securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $3.3 billion at June 30, 2016 and $3.9 billion and December 31, 2015.
During the fourth quarter of 2012, we reclassified certain securities from available for sale to held to maturity. The securities had an aggregate fair value of $2.3 billion with an aggregate net unrealized gain of $165.7 million ($107.7 million, net of tax) on the date of the transfer. Some of these securities were sold during the first quarter of 2016, as more fully discussed below. The net unamortized, unrealized gain on the remaining transferred securities included in accumulated other comprehensive income in the accompanying balance sheet as of June 30, 2016 totaled $42.6 million ($27.7 million, net of tax). This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities.
Unrealized Losses. As of June 30, 2016, securities with unrealized losses, segregated by length of impairment, were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Held to Maturity
Residential mortgage-backed securities	$—	$—	$—	$—	$—	$—
States and political subdivisions	37,489	512	154,689	3,185	192,178	3,697
Total	$37,489	$512	$154,689	$3,185	$192,178	$3,697
Available for Sale
Residential mortgage-backed securities	$139	$3	$16,844	$110	$16,983	$113
States and political subdivisions	10,340	7	—	—	10,340	7
Total	$10,479	$10	$16,844	$110	$27,323	$120

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
Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time we will receive full value for the securities. Furthermore, as of June 30, 2016, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2016, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in our consolidated income statement.
Contractual Maturities. The amortized cost and estimated fair value of securities, excluding trading securities, at June 30, 2016 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities and equity securities are shown separately since they are not due at a single maturity date.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$608,032	$621,611	$59,059	$59,905
Due after one year through five years	349,978	371,006	3,778,355	3,873,477
Due after five years through ten years	277,818	287,257	1,204,980	1,282,404
Due after ten years	1,098,618	1,129,290	3,637,627	3,877,585
Residential mortgage-backed securities	5,156	5,219	861,794	908,185
Equity securities	—	—	42,477	42,477
Total	$2,339,602	$2,414,383	$9,584,292	$10,044,033
Sales of Securities. During the first quarter of 2016, a portion of the securities we sold included certain securities that were issued by municipalities and special-purpose districts under municipal control (together referred to as “municipalities”) within the State of Texas that have been significantly impacted by the significant decline in market oil prices due to the fact that their tax bases are heavily reliant on the energy industry relative to other sectors of the economy. Specifically, the revenues of these municipalities have been adversely impacted by the sustained low-level of oil prices. Additionally, some of these municipalities had been put on credit watch and subsequently received downgrades by credit rating agencies. In consideration of this, along with our own internal credit analysis, we determined that the creditworthiness of these municipalities had significantly deteriorated and that it was reasonably possible that all amounts due would not be collected. Because this increased risk exposure exceeded acceptable levels, we sold certain securities issued by those municipalities. We did not sell any securities issued by these municipalities that are either guaranteed by the Texas Permanent School Fund or secured by U.S. Treasury securities via defeasance of the debt by the issuers because, as a result of these credit enhancements, the collectibility of these securities is not in doubt. Some of the securities we sold were classified as held to maturity prior to their sale. Despite their classification as held to maturity, we believe the sale of these securities was merited and permissible under the applicable accounting guidelines because of the significant deterioration in the creditworthiness of the issuers.
Sales of securities held to maturity were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Proceeds from sales	$—	$—	$135,610	$—
Amortized cost	—	—	131,840	—
Gross realized gains	—	—	3,770	—
Gross realized losses	—	—	—	—
Tax (expense) benefit of securities gains/losses	—	—	(1,319)	—

Sales of securities available for sale were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Proceeds from sales	$—	$—	$1,060,196	$223,987
Gross realized gains	—	—	11,133	228
Gross realized losses	—	—	—	—
Tax (expense) benefit of securities gains/losses	—	—	(3,897)	(80)
Premiums and Discounts. Premium amortization and discount accretion included in interest income on securities was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Premium amortization	$(22,219)	$(20,832)	$(44,559)	$(40,838)
Discount accretion	3,138	2,629	5,753	5,327
Net (premium amortization) discount accretion	$(19,081)	$(18,203)	$(38,806)	$(35,511)
Trading Account Securities. Trading account securities, at estimated fair value, were as follows:

	June 30, 2016	December 31, 2015
U.S. Treasury	$13,381	$16,443
States and political subdivisions	14,553	136
Total	$27,934	$16,579
Net gains and losses on trading account securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net gain on sales transactions	$351	$278	$653	$558
Net mark-to-market gains (losses)	(2)	(32)	(1)	(46)
Net gain (loss) on trading account securities	$349	$246	$652	$512

Note 3 - Loans
Loans were as follows:

	June 30, 2016	Percentage of Total	December 31, 2015	Percentage of Total
Commercial and industrial	$4,253,822	36.7%	$4,120,522	35.9%
Energy:
Production	1,059,524	9.1	1,249,678	10.9
Service	226,637	2.0	272,934	2.4
Other	217,447	1.9	235,583	2.0
Total energy	1,503,608	13.0	1,758,195	15.3
Commercial real estate:
Commercial mortgages	3,380,524	29.2	3,285,041	28.6
Construction	804,341	6.9	720,695	6.3
Land	290,752	2.5	286,991	2.5
Total commercial real estate	4,475,617	38.6	4,292,727	37.4
Consumer real estate:
Home equity loans	340,196	3.0	340,528	3.0
Home equity lines of credit	248,812	2.1	233,525	2.0
Other	312,142	2.7	306,696	2.6
Total consumer real estate	901,150	7.8	880,749	7.6
Total real estate	5,376,767	46.4	5,173,476	45.0
Consumer and other	449,985	3.9	434,338	3.8
Total loans	$11,584,182	100.0%	$11,486,531	100.0%
Concentrations of Credit. Most of our lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio, as well as other markets. The majority of our loan portfolio consists of commercial and industrial and commercial real estate loans. As of June 30, 2016, there were no concentrations of loans related to any single industry in excess of 10% of total loans other than energy loans, which totaled 13.0% of total loans. Unfunded commitments to extend credit and standby letters of credit issued to customers in the energy industry totaled $1.1 billion and $60.8 million, respectively, as of June 30, 2016.
Foreign Loans. We have U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at June 30, 2016 or December 31, 2015.
Non-Accrual and Past Due Loans. Non-accrual loans, segregated by class of loans, were as follows:

	June 30, 2016	December 31, 2015
Commercial and industrial	$27,955	$25,111
Energy	42,755	21,180
Commercial real estate:
Buildings, land and other	11,469	34,519
Construction	551	569
Consumer real estate	2,132	1,862
Consumer and other	268	226
Total	$85,130	$83,467
As of June 30, 2016, non-accrual loans reported in the table above included $21.0 million related to loans that were restructured as “troubled debt restructurings” during 2016. See the section captioned “Troubled Debt Restructurings” elsewhere in this note. Had non-accrual loans performed in accordance with their original contract terms, we would have recognized additional interest income, net of tax, of approximately $936 thousand and $1.8 million for the three and six months ended June 30, 2016, compared to $364 thousand and $760 thousand for three and six months ended June 30, 2015.

An age analysis of past due loans (including both accruing and non-accruing loans), segregated by class of loans, as of June 30, 2016 was as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and industrial	$33,273	$31,096	$64,369	$4,189,453	$4,253,822	$12,802
Energy	24,335	17,332	41,667	1,461,941	1,503,608	11,393
Commercial real estate:
Buildings, land and other	22,458	8,124	30,582	3,640,694	3,671,276	3,731
Construction	2,074	326	2,400	801,941	804,341	—
Consumer real estate	3,168	1,996	5,164	895,986	901,150	1,573
Consumer and other	4,739	912	5,651	444,334	449,985	853
Total	$90,047	$59,786	$149,833	$11,434,349	$11,584,182	$30,352
Impaired Loans. Impaired loans are set forth in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
June 30, 2016
Commercial and industrial	$32,079	$18,723	$6,251	$24,974	$4,727
Energy	51,030	34,217	8,410	42,627	2,500
Commercial real estate:
Buildings, land and other	14,131	7,840	1,680	9,520	875
Construction	326	326	—	326	—
Consumer real estate	725	428	—	428	—
Consumer and other	103	54	—	54	—
Total	$98,394	$61,588	$16,341	$77,929	$8,102
December 31, 2015
Commercial and industrial	$26,067	$18,776	$4,084	$22,860	$2,378
Energy	25,240	8,689	12,450	21,139	2,000
Commercial real estate:
Buildings, land and other	37,126	32,425	—	32,425	—
Construction	793	569	—	569	—
Consumer real estate	755	485	—	485	—
Consumer and other	—	—	—	—	—
Total	$89,981	$60,944	$16,534	$77,478	$4,378
The average recorded investment in impaired loans was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Commercial and industrial	$24,866	$29,680	$24,197	$30,406
Energy	78,359	636	59,286	636
Commercial real estate:
Buildings, land and other	20,533	14,028	24,497	15,254
Construction	648	1,497	622	1,929
Consumer real estate	443	859	457	771
Consumer and other	27	—	18	—
Total	$124,876	$46,700	$109,077	$48,996

Troubled Debt Restructurings. Troubled debt restructurings during the six months ended June 30, 2016 and June 30, 2015 are set forth in the following table.

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Balance at Restructure	Balance at Period-End	Balance at Restructure	Balance at Period-End
Commercial and industrial	$510	$505	$709	$584
Energy	62,546	20,795	—	—
Commercial real estate:
Buildings, land and other	1,456	1,456	—	—
Construction	243	224	—	—
	$64,755	$22,980	$709	$584
The modifications during the six months ended June 30, 2016 primarily related to extending amortization periods, converting loans to interest only for a period of time, deferral of interest payments and the waiver of certain covenants, while the modifications during the six months ended June 30, 2015 primarily related to extending amortization periods and a temporary reduction in payments. The modifications during the reported periods did not significantly impact our determination of the allowance for loan losses. During the second quarter of 2016, we recognized a charge-off of $9.5 million related to a loan restructured during the first quarter of 2016. The loan was subsequently sold with proceeds from the sale totaling $30.5 million.
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
We utilize a risk grading matrix to assign a risk grade to each of our commercial loans. Loans are graded on a scale of 1 to 14. A description of the general characteristics of the 14 risk grades is set forth in our 2015 Form 10-K. In monitoring credit quality trends in the context of assessing the appropriate level of the allowance for loan losses, we monitor portfolio credit quality by the weighted-average risk grade of each class of commercial loan. Individual relationship managers review updated financial information for all pass grade loans to reassess the risk grade on at least an annual basis. When a loan has a risk grade of 9, it is still considered a pass grade loan; however, it is considered to be on management’s “watch list,” where a significant risk-modifying action is anticipated in the near term. When a loan has a risk grade of 10 or higher, a special assets officer monitors the loan on an on-going basis. The following tables present weighted average risk grades for all commercial loans by class.

	June 30, 2016		December 31, 2015
	Weighted Average Risk Grade	Loans	Weighted Average Risk Grade	Loans
Commercial and industrial:
Risk grades 1-8	5.95	$3,953,406	5.88	$3,869,203
Risk grade 9	9.00	98,610	9.00	100,670
Risk grade 10	10.00	88,370	10.00	76,030
Risk grade 11	11.00	85,456	11.00	49,508
Risk grade 12	12.00	23,041	12.00	22,644
Risk grade 13	13.00	4,939	13.00	2,467
Total	6.25	$4,253,822	6.13	$4,120,522
Energy
Risk grades 1-8	6.19	$812,591	6.12	$1,385,749
Risk grade 9	9.00	124,776	9.00	212,250
Risk grade 10	10.00	295,723	10.00	62,163
Risk grade 11	11.00	227,763	11.00	76,853
Risk grade 12	12.00	40,255	12.00	19,180
Risk grade 13	13.00	2,500	13.00	2,000
Total	8.07	$1,503,608	6.89	$1,758,195

(continued)	June 30, 2016		December 31, 2015
	Weighted Average Risk Grade	Loans	Weighted Average Risk Grade	Loans
Commercial real estate:
Buildings, land and other
Risk grades 1-8	6.62	$3,375,360	6.58	$3,280,435
Risk grade 9	9.00	122,532	9.00	140,900
Risk grade 10	10.00	77,356	10.00	72,577
Risk grade 11	11.00	84,559	11.00	43,601
Risk grade 12	12.00	10,594	12.00	34,519
Risk grade 13	13.00	875	13.00	—
Total	6.89	$3,671,276	6.85	$3,572,032
Construction
Risk grades 1-8	7.05	$794,323	6.91	$696,229
Risk grade 9	9.00	7,818	9.00	13,074
Risk grade 10	10.00	1,598	10.00	2,757
Risk grade 11	11.00	51	11.00	8,066
Risk grade 12	12.00	551	12.00	569
Risk grade 13	13.00	—	13.00	—
Total	7.08	$804,341	7.01	$720,695
Net (charge-offs)/recoveries, segregated by class of loans, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Commercial and industrial	$(3,966)	$(1,683)	$(5,098)	$(2,535)
Energy	(16,747)	1	(17,758)	3
Commercial real estate:
Buildings, land and other	481	279	542	(28)
Construction	2	15	9	16
Consumer real estate	74	81	173	53
Consumer and other	(1,199)	(667)	(1,702)	(1,479)
Total	$(21,355)	$(1,974)	$(23,834)	$(3,970)
In assessing the general economic conditions in the State of Texas, management monitors and tracks the Texas Leading Index (“TLI”), which is produced by the Federal Reserve Bank of Dallas. The TLI, the components of which are more fully described in our 2015 Form 10-K, totaled 122.9 at May 31, 2016 (most recent date available) and 123.0 at December 31, 2015. A higher TLI value implies more favorable economic conditions.
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

The following table presents details of the allowance for loan losses allocated to each portfolio segment as of June 30, 2016 and December 31, 2015 and detailed on the basis of the impairment evaluation methodology we used:

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
June 30, 2016
Historical valuation allowances	$30,005	$42,179	$15,886	$2,160	$4,468	$94,698
Specific valuation allowances	4,727	2,500	875	—	—	8,102
General valuation allowances	5,147	3,762	3,215	1,284	(234)	13,174
Macroeconomic valuation allowances	7,699	17,898	7,087	491	565	33,740
Total	$47,578	$66,339	$27,063	$3,935	$4,799	$149,714
Allocated to loans:
Individually evaluated	$4,727	$2,500	$875	$—	$—	$8,102
Collectively evaluated	42,851	63,839	26,188	3,935	4,799	141,612
Total	$47,578	$66,339	$27,063	$3,935	$4,799	$149,714
December 31, 2015
Historical valuation allowances	$25,428	$21,195	$15,544	$2,109	$12,813	$77,089
Specific valuation allowances	2,378	2,000	—	—	—	4,378
General valuation allowances	7,339	5,525	4,619	2,052	(6,932)	12,603
Macroeconomic valuation allowances	7,848	25,976	4,150	498	3,317	41,789
Total	$42,993	$54,696	$24,313	$4,659	$9,198	$135,859
Allocated to loans:
Individually evaluated	$2,378	$2,000	$—	$—	$—	$4,378
Collectively evaluated	40,615	52,696	24,313	4,659	9,198	131,481
Total	$42,993	$54,696	$24,313	$4,659	$9,198	$135,859
Our recorded investment in loans as of June 30, 2016 and December 31, 2015 related to each balance in the allowance for loan losses by portfolio segment and detailed on the basis of the impairment methodology we used was as follows:

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
June 30, 2016
Individually evaluated	$24,974	$42,627	$9,846	$428	$54	$77,929
Collectively evaluated	4,228,848	1,460,981	4,465,771	900,722	449,931	11,506,253
Total	$4,253,822	$1,503,608	$4,475,617	$901,150	$449,985	$11,584,182
December 31, 2015
Individually evaluated	$22,860	$21,139	$32,994	$485	$—	$77,478
Collectively evaluated	4,097,662	1,737,056	4,259,733	880,264	434,338	11,409,053
Total	$4,120,522	$1,758,195	$4,292,727	$880,749	$434,338	$11,486,531

The following table details activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2016 and 2015. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Three months ended:
June 30, 2016
Beginning balance	$45,084	$84,973	$23,587	$3,786	$4,450	$161,880
Provision for loan losses	6,460	(1,887)	2,993	75	1,548	9,189
Charge-offs	(4,857)	(16,749)	(19)	(23)	(3,252)	(24,900)
Recoveries	891	2	502	97	2,053	3,545
Net charge-offs	(3,966)	(16,747)	483	74	(1,199)	(21,355)
Ending balance	$47,578	$66,339	$27,063	$3,935	$4,799	$149,714
June 30, 2015
Beginning balance	$43,767	$20,946	$27,105	$4,907	$8,983	$105,708
Provision for loan losses	341	5,353	(2,464)	(286)	(71)	2,873
Charge-offs	(2,374)	—	—	(21)	(2,692)	(5,087)
Recoveries	691	1	294	102	2,025	3,113
Net charge-offs	(1,683)	1	294	81	(667)	(1,974)
Ending balance	$42,425	$26,300	$24,935	$4,702	$8,245	$106,607

Six months ended:
June 30, 2016
Beginning balance	$42,993	$54,696	$24,313	$4,659	$9,198	$135,859
Provision for loan losses	9,683	29,401	2,199	(897)	(2,697)	37,689
Charge-offs	(6,718)	(17,760)	(47)	(177)	(5,976)	(30,678)
Recoveries	1,620	2	598	350	4,274	6,844
Net charge-offs	(5,098)	(17,758)	551	173	(1,702)	(23,834)
Ending balance	$47,578	$66,339	$27,063	$3,935	$4,799	$149,714
June 30, 2015
Beginning balance	$44,273	$14,919	$27,163	$5,178	$8,009	$99,542
Provision for loan losses	687	11,378	(2,216)	(529)	1,715	11,035
Charge-offs	(4,506)	—	(478)	(101)	(5,497)	(10,582)
Recoveries	1,971	3	466	154	4,018	6,612
Net charge-offs	(2,535)	3	(12)	53	(1,479)	(3,970)
Ending balance	$42,425	$26,300	$24,935	$4,702	$8,245	$106,607

Note 4 - Goodwill and Other Intangible Assets
Goodwill and other intangible assets are presented in the table below.

	June 30, 2016	December 31, 2015
Goodwill	$654,668	$654,668
Other intangible assets:
Core deposits	$6,128	$7,086
Customer relationships	1,314	1,557
Non-compete agreements	75	157
	$7,517	$8,800

The estimated aggregate future amortization expense for intangible assets remaining as of June 30, 2016 is as follows:

Remainder of 2016	$1,130
2017	1,619
2018	1,346
2019	1,102
2020	877
Thereafter	1,443
$7,517
Note 5 - Deposits
Deposits were as follows:

	June 30, 2016	Percentage of Total	December 31, 2015	Percentage of Total
Non-interest-bearing demand deposits:
Commercial and individual	$8,925,728	36.8%	$9,251,463	38.0%
Correspondent banks	299,653	1.2	378,930	1.6
Public funds	554,006	2.3	639,840	2.6
Total non-interest-bearing demand deposits	9,779,387	40.3	10,270,233	42.2
Interest-bearing deposits:
Private accounts:
Savings and interest checking	5,823,049	24.0	5,149,905	21.1
Money market accounts	7,435,743	30.6	7,536,998	31.0
Time accounts of $100,000 or more	412,333	1.7	420,697	1.7
Time accounts under $100,000	394,882	1.6	405,726	1.7
Total private accounts	14,066,007	57.9	13,513,326	55.5
Public funds:
Savings and interest checking	320,571	1.3	420,324	1.7
Money market accounts	103,084	0.4	93,969	0.4
Time accounts of $100,000 or more	17,648	0.1	44,941	0.2
Time accounts under $100,000	754	—	802	—
Total public funds	442,057	1.8	560,036	2.3
Total interest-bearing deposits	14,508,064	59.7	14,073,362	57.8
Total deposits	$24,287,451	100.0%	$24,343,595	100.0%
The following table presents additional information about our deposits:

	June 30, 2016	December 31, 2015
Deposits from the Certificate of Deposit Account Registry Service (CDARS)	$—	$2,615
Deposits from the Promontory Interfinancial Network Insured Cash Sweep Service (acquired in the acquisition of WNB Bancshares, Inc.)	—	7,440
Deposits from foreign sources (primarily Mexico)	760,918	747,008
Deposits not covered by deposit insurance	11,672,042	11,953,367
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

Financial instruments with off-balance-sheet risk were as follows:

	June 30, 2016	December 31, 2015
Commitments to extend credit	$6,979,193	$6,798,598
Standby letters of credit	246,867	277,158
Deferred standby letter of credit fees	1,883	2,115
Lease Commitments. We lease certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $7.6 million and $15.1 million during the three and six months ended June 30, 2016 and $7.6 million and $15.3 million during the three and six months ended June 30, 2015. There has been no significant change in our expected future minimum lease payments since December 31, 2015. See the 2015 Form 10-K for information regarding these commitments.
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
Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. For Cullen/Frost, additional Tier 1 capital at June 30, 2016 includes $144.5 million of 5.375% non-cumulative perpetual preferred stock. Frost Bank did not have any additional Tier 1 capital beyond Common Equity Tier 1 at June 30, 2016 or December 31, 2015. At December 31, 2015, $33.3 million of trust preferred securities were included in Cullen/Frost's additional Tier 1 capital. Beginning January 1, 2016, trust preferred securities may not be included in Tier 1 capital. Trust preferred securities excluded from additional Tier 1 capital may be included in Tier 2 capital, without limitation.
Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both Cullen/Frost and Frost Bank includes a permissible portion of the allowance for loan losses. Tier 2 capital for Cullen/Frost also includes trust preferred securities that were excluded from Tier 1 capital and qualified subordinated debt. Cullen/Frost's Tier 2 capital included $133.0 million and $99.8 million of trust preferred securities at June 30, 2016 and December 31, 2015, respectively. At December 31, 2015, Tier 2 capital for Cullen/Frost included $20.0 million related to the permissible portion of our aggregate $100.0 million of floating rate subordinated notes. The permissible portion of the notes decreases 20% per year during the final five years of the term of the notes. The notes mature on February 15, 2017 and no longer qualify as Tier 2 capital.

The following table presents actual and required capital ratios for Cullen/Frost and Frost Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2016 and December 31, 2015 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. See the 2015 Form 10-K for a more detailed discussion of the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
June 30, 2016
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$2,065,635	11.90%	$889,931	5.125%	$1,215,306	7.00%	$1,128,693	6.50%
Frost Bank	2,207,967	12.76	886,974	5.125	1,211,267	7.00	1,124,942	6.50
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	2,210,121	12.73	1,150,399	6.625	1,475,729	8.50	1,389,160	8.00
Frost Bank	2,207,967	12.76	1,146,576	6.625	1,470,824	8.50	1,384,544	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	2,492,835	14.36	1,497,689	8.625	1,822,960	10.50	1,736,451	10.00
Frost Bank	2,357,681	13.62	1,492,712	8.625	1,816,901	10.50	1,730,680	10.00
Leverage Ratio
Cullen/Frost	2,210,121	8.13	1,087,126	4.00	1,087,007	4.00	1,358,908	5.00
Frost Bank	2,207,967	8.13	1,085,798	4.00	1,085,678	4.00	1,357,247	5.00
December 31, 2015
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$1,986,200	11.37%	$786,344	4.50%	$1,222,837	7.00%	$1,135,830	6.50%
Frost Bank	2,131,360	12.24	783,727	4.50	1,218,766	7.00	1,132,049	6.50
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	2,163,936	12.38	1,048,458	6.00	1,484,874	8.50	1,397,944	8.00
Frost Bank	2,131,360	12.24	1,044,969	6.00	1,479,930	8.50	1,393,292	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	2,419,545	13.85	1,397,944	8.00	1,834,256	10.50	1,747,430	10.00
Frost Bank	2,267,219	13.02	1,393,292	8.00	1,828,149	10.50	1,741,615	10.00
Leverage Ratio
Cullen/Frost	2,163,936	7.79	1,111,325	4.00	1,111,117	4.00	1,389,156	5.00
Frost Bank	2,131,360	7.68	1,110,143	4.00	1,109,935	4.00	1,387,679	5.00
As of June 30, 2016, capital levels at Cullen/Frost and Frost Bank exceed all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis. Based on the ratios presented above, capital levels as of June 30, 2016 at Cullen/Frost and Frost Bank exceed the minimum levels necessary to be considered “well capitalized.”
Cullen/Frost and Frost Bank are subject to the regulatory capital requirements administered by the Federal Reserve Board and, for Frost Bank, the Federal Deposit Insurance Corporation (“FDIC”). Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of June 30, 2016, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.
Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. We did not have any active stock repurchase plans as of June 30, 2016.

Dividend Restrictions. In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well capitalized” status, at June 30, 2016, Frost Bank could pay aggregate dividends of up to $400.5 million to Cullen/Frost without prior regulatory approval.
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
Merger or Acquisition Transactions. Our ability to engage in certain merger or acquisition transactions, whether or not any regulatory approval is required, will be dependent upon our bank regulators' views at the time as to capital levels, quality of management and our overall condition and their assessment of a variety of other factors. Certain merger or acquisition transactions, including those involving the acquisition of a depository institution or the assumption of the deposits of any depository institution, require formal approval from various bank regulatory authorities, which will be subject to a variety of factors and considerations. As part of the approval process in connection with the acquisition of WNB Bancshares, Inc. in 2014, we agreed with the Federal Reserve Board that before bringing it any further expansionary proposals, except for proposed branches serving majority minority areas within our existing markets, we would enhance certain compliance programs, including those related to fair lending (the “WNB Commitment”). As of May 27, 2016, the Federal Reserve Board has released us from the expansionary restrictions set forth in the WNB Commitment.
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
The notional amounts and estimated fair values of interest rate derivative contracts are presented in the following table. We obtain dealer quotations to value our interest rate derivative contracts designated as hedges of cash flows, while the fair values of other interest rate derivative contracts are estimated utilizing internal calculation methods with observable market data inputs.

	June 30, 2016		December 31, 2015
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivatives designated as hedges of fair value:
Financial institution counterparties:
Loan/lease interest rate swaps – assets	$—	$—	$49,927	$358
Loan/lease interest rate swaps – liabilities	73,556	(2,586)	31,038	(2,301)
Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan/lease interest rate swaps – assets	—	—	62,887	278
Loan/lease interest rate swaps – liabilities	860,916	(61,070)	768,182	(37,522)
Loan/lease interest rate caps – assets	74,203	273	74,281	682
Customer counterparties:
Loan/lease interest rate swaps – assets	860,916	61,071	780,082	37,630
Loan/lease interest rate swaps – liabilities	—	—	50,987	(188)
Loan/lease interest rate caps – liabilities	74,203	(273)	74,281	(682)

The weighted-average rates paid and received for interest rate swaps outstanding at June 30, 2016 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Fair value hedge loan/lease interest rate swaps	2.28%	0.45%
Non-hedging interest rate swaps – financial institution counterparties	4.03%	2.20%
Non-hedging interest rate swaps – customer counterparties	2.20%	4.03%
The weighted-average strike rate for outstanding interest rate caps was 2.41% at June 30, 2016.
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

		June 30, 2016		December 31, 2015
	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Oil – assets	Barrels	912	$3,176	1,184	$12,650
Oil – liabilities	Barrels	627	(3,023)	45	(352)
Natural gas – assets	MMBTUs	—	—	760	560
Natural gas – liabilities	MMBTUs	3,325	(1,946)	—	—
Customer counterparties:
Oil – assets	Barrels	627	3,128	45	354
Oil – liabilities	Barrels	912	(3,044)	1,184	(12,454)
Natural gas – assets	MMBTUs	3,325	2,031	—	—
Natural gas – liabilities	MMBTUs	—	—	760	(549)
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

		June 30, 2016		December 31, 2015
	Notional Currency	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Forward contracts – assets	EUR	—	$—	1,247	$13
Forward contracts – assets	GBP	469	2	568	2
Forward contracts – liabilities	EUR	933	(4)	572	(18)
Forward contracts – liabilities	CAD	2,310	(11)	1,440	(5)
Customer counterparties:
Forward contracts – assets	EUR	—	—	575	22
Forward contracts – assets	CAD	2,302	19	1,437	9
Forward contracts – liabilities	EUR	—	—	343	(5)

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
Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Commercial loan/lease interest rate swaps:
Amount of gain (loss) included in interest income on loans	$(338)	$(463)	$(726)	$(888)
Amount of (gain) loss included in other non-interest expense	(7)	6	(7)	6
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Non-hedging interest rate derivatives:
Other non-interest income	$979	$240	$1,414	$1,562
Other non-interest expense	—	(5)	—	(3)
Non-hedging commodity derivatives:
Other non-interest income	13	38	145	66
Non-hedging foreign currency derivatives:
Other non-interest income	8	66	14	111
Counterparty Credit Risk. Our credit exposure relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with bank customers was approximately $64.8 million at June 30, 2016. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. Our credit exposure, net of collateral pledged, relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with upstream financial institution counterparties was approximately $8.7 million at June 30, 2016. This amount was primarily related to excess collateral we posted to counterparties. Collateral levels for upstream financial institution counterparties are monitored and adjusted as necessary. See Note 9 – Balance Sheet Offsetting and Repurchase Agreements for additional information regarding our credit exposure with upstream financial institution counterparties.
The aggregate fair value of securities we posted as collateral related to derivative contracts totaled $36.7 million at June 30, 2016. At such date, we also had $34.9 million in cash collateral on deposit with other financial institution counterparties.

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
Information about financial instruments that are eligible for offset in the consolidated balance sheet as of June 30, 2016 is presented in the following tables.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
June 30, 2016
Financial assets:
Derivatives:
Loan/lease interest rate swaps and caps	$273	$—	$273
Commodity swaps and options	3,176	—	3,176
Foreign currency forward contracts	2	—	2
Total derivatives	3,451	—	3,451
Resell agreements	14,142	—	14,142
Total	$17,593	$—	$17,593
Financial liabilities:
Derivatives:
Loan/lease interest rate swaps	$63,656	$—	$63,656
Commodity swaps and options	4,969	—	4,969
Foreign currency forward contracts	15	—	15
Total derivatives	68,640	—	68,640
Repurchase agreements	720,860	—	720,860
Total	$789,500	$—	$789,500

		Gross Amounts Not Offset
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
June 30, 2016
Financial assets:
Derivatives:
Counterparty A	$196	$(196)	$—	$—
Counterparty B	2,139	(2,139)	—	—
Counterparty C	1,038	(1,038)	—	—
Other counterparties	78	(78)	—	—
Total derivatives	3,451	(3,451)	—	—
Resell agreements	14,142	—	(14,142)	—
Total	$17,593	$(3,451)	$(14,142)	$—
Financial liabilities:
Derivatives:
Counterparty A	$20,942	$(196)	$(20,746)	$—
Counterparty B	10,815	(2,139)	(7,776)	900
Counterparty C	4,501	(1,038)	(3,002)	461
Other counterparties	32,382	(78)	(31,373)	931
Total derivatives	68,640	(3,451)	(62,897)	2,292
Repurchase agreements	720,860	—	(720,860)	—
Total	$789,500	$(3,451)	$(783,757)	$2,292

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
The remaining contractual maturity of repurchase agreements in the consolidated balance sheets as of June 30, 2016 and December 31, 2015 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
June 30, 2016
Repurchase agreements:
U.S. Treasury	$595,461	$—	$—	$—	$595,461
Residential mortgage-backed securities	125,399	—	—	—	125,399
Total borrowings	$720,860	$—	$—	$—	$720,860
Gross amount of recognized liabilities for repurchase agreements					$720,860
Amounts related to agreements not included in offsetting disclosures above					$—

December 31, 2015
Repurchase agreements:
U.S. Treasury	$664,419	$—	$—	$—	$664,419
Residential mortgage-backed securities	211,501	—	8,027	—	219,528
Total borrowings	$875,920	$—	$8,027	$—	$883,947
Gross amount of recognized liabilities for repurchase agreements					$883,947
Amounts related to agreements not included in offsetting disclosures above					$—
Note 10 - Stock-Based Compensation
A combined summary of activity in our active stock-based compensation plans is presented in the following table.

		Director Deferred Stock Units Outstanding		Non-Vested Stock Awards/Stock Units Outstanding		Stock Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price
Balance, January 1, 2016	1,589,727	45,443	$61.16	173,180	$66.05	5,612,240	$60.30
Authorized	—	—	—	—	—	—	—
Granted	(8,216)	8,216	63.25	—	—	—	—
Stock options exercised	—	—	—	—	—	(67,075)	53.46
Stock awards/units vested	—	—	—	—	—	—	—
Forfeited/expired	39,192	—	—	—	—	(39,192)	70.84
Balance, June 30, 2016	1,620,703	53,659	$61.48	173,180	$66.05	5,505,973	$60.31

Shares issued in connection with stock compensation awards are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. Shares issued in connection with stock compensation awards along with other related information were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
New shares issued from available authorized shares	—	—	—	—
Issued from available treasury stock	65,200	157,124	67,075	171,474
Total	65,200	157,124	67,075	171,474

Proceeds from stock option exercises	$3,490	$8,222	$3,586	$8,950
Stock-based compensation expense is recognized ratably over the requisite service period for all awards. The service period generally matches the vesting period for most awards; however, the service period for certain executive officers does not extend past the date they reach 65 years of age. Stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options	$2,117	$2,028	$4,242	$4,194
Non-vested stock awards/stock units	358	267	715	663
Deferred stock units	520	480	520	480
Total	$2,995	$2,775	$5,477	$5,337
Unrecognized stock-based compensation expense at June 30, 2016 was as follows:

Stock options	$16,517
Non-vested stock awards/stock units	2,640
Total	$19,157
Note 11 - Earnings Per Common Share
Earnings per common share is computed using the two-class method as more fully described in our 2015 Form 10-K. The following table presents a reconciliation of net income available to common shareholders, net earnings allocated to common stock and the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$71,479	$73,077	$140,258	$145,240
Less: Preferred stock dividends	2,015	2,015	4,031	4,031
Net income available to common shareholders	69,464	71,062	136,227	141,209
Less: Earnings allocated to participating securities	252	247	487	484
Net earnings allocated to common stock	$69,212	$70,815	$135,740	$140,725

Distributed earnings allocated to common stock	$33,463	$33,465	$66,285	$65,644
Undistributed earnings allocated to common stock	35,749	37,350	69,455	75,081
Net earnings allocated to common stock	$69,212	$70,815	$135,740	$140,725

Weighted-average shares outstanding for basic earnings per common share	61,959,411	63,118,785	61,944,438	63,106,656
Dilutive effect of stock compensation	538,217	831,938	387,096	760,331
Weighted-average shares outstanding for diluted earnings per common share	62,497,628	63,950,723	62,331,534	63,866,987

Note 12 - Defined Benefit Plans
The components of the combined net periodic expense (benefit) for our defined benefit pension plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expected return on plan assets, net of expenses	$(2,889)	$(2,983)	$(5,779)	$(5,966)
Interest cost on projected benefit obligation	1,749	2,053	3,498	4,105
Net amortization and deferral	1,553	1,749	3,106	3,498
SERP settlement costs	187	—	187	—
Net periodic expense (benefit)	$600	$819	$1,012	$1,637
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
Our non-qualified defined benefit pension plan is not funded. Supplemental executive retirement plan (“SERP”) settlement costs were related to the retirement of a former executive officer. No contributions to the qualified defined benefit pension plan were made during the six months ended June 30, 2016. We do not expect to make any contributions to the qualified defined benefit plan during the remainder of 2016.
Note 13 - Income Taxes
Income tax expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Current income tax expense	$13,644	$16,258	$27,468	$32,088
Deferred income tax expense (benefit)	(5,238)	(3,656)	(9,633)	(7,404)
Income tax expense, as reported	$8,406	$12,602	$17,835	$24,684

Effective tax rate	10.5%	14.7%	11.3%	14.5%
Net deferred tax liabilities totaled $103.0 million at June 30, 2016 and $22.5 million at December 31, 2015. No valuation allowance for deferred tax assets was recorded at June 30, 2016 as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years. There were no unrecognized tax benefits during any of the reported periods. Interest and/or penalties related to income taxes are reported as a component of income tax expense. Such amounts were not significant during the reported periods.
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

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$165,288	$57,851	$107,437	$(113,268)	$(39,643)	$(73,625)
Change in net unrealized gain on securities transferred to held to maturity	(9,185)	(3,215)	(5,970)	(8,207)	(2,873)	(5,334)
Reclassification adjustment for net (gains) losses included in net income	—	—	—	—	—	—
Total securities available for sale and transferred securities	156,103	54,636	101,467	(121,475)	(42,516)	(78,959)
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	1,553	543	1,010	1,749	612	1,137
Remeasurement of projected benefit obligation related to SERP	(862)	(302)	(560)	—	—	—
Reclassification adjustment for SERP settlement costs included in net income	187	66	121	—	—	—
Total defined-benefit post-retirement benefit plans	878	307	571	1,749	612	1,137
Total other comprehensive income (loss)	$156,981	$54,943	$102,038	$(119,726)	$(41,904)	$(77,822)

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$287,506	$100,627	$186,879	$(78,741)	$(27,559)	$(51,182)
Change in net unrealized gain on securities transferred to held to maturity	(17,351)	(6,073)	(11,278)	(16,094)	(5,633)	(10,461)
Reclassification adjustment for net (gains) losses included in net income	(14,903)	(5,216)	(9,687)	(228)	(80)	(148)
Total securities available for sale and transferred securities	255,252	89,338	165,914	(95,063)	(33,272)	(61,791)
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	3,106	1,087	2,019	3,498	1,224	2,274
Remeasurement of projected benefit obligation related to SERP	(862)	(302)	(560)	—	—	—
Reclassification adjustment for SERP settlement costs included in net income	187	66	121	—	—	—
Total defined-benefit post-retirement benefit plans	2,431	851	1,580	3,498	1,224	2,274
Total other comprehensive income (loss)	$257,683	$90,189	$167,494	$(91,565)	$(32,048)	$(59,517)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available For Sale	Defined Benefit Plans	Accumulated Other Comprehensive Income
Balance January 1, 2016	$160,611	$(46,748)	$113,863
Other comprehensive income (loss) before reclassifications	175,601	1,459	177,060
Amounts reclassified from accumulated other comprehensive income (loss)	(9,687)	121	(9,566)
Net other comprehensive income (loss) during period	165,914	1,580	167,494
Balance at June 30, 2016	$326,525	$(45,168)	$281,357

Balance January 1, 2015	$190,589	$(48,775)	$141,814
Other comprehensive income (loss) before reclassifications	(61,643)	2,274	(59,369)
Amounts reclassified from accumulated other comprehensive income (loss)	(148)	—	(148)
Net other comprehensive income (loss) during period	(61,791)	2,274	(59,517)
Balance at June 30, 2015	$128,798	$(46,501)	$82,297

Note 15 – Operating Segments
We are managed under a matrix organizational structure whereby our two primary operating segments, Banking and Frost Wealth Advisors, overlap a regional reporting structure. See our 2015 Form 10-K for additional information regarding our operating segments. Summarized operating results by segment were as follows:

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
Revenues from (expenses to) external customers:
Three months ended:
June 30, 2016	$237,444	$32,225	$(1,150)	$268,519
June 30, 2015	230,066	32,498	(773)	261,791
Six months ended:
June 30, 2016	$492,717	$63,948	$(2,279)	$554,386
June 30, 2015	461,935	65,140	(1,366)	525,709
Net income (loss):
Three months ended:
June 30, 2016	$68,195	$4,860	$(1,576)	$71,479
June 30, 2015	69,021	5,299	(1,243)	73,077
Six months ended:
June 30, 2016	$134,125	$9,012	$(2,879)	$140,258
June 30, 2015	136,739	10,636	(2,135)	145,240

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
Financial Assets and Financial Liabilities. The table below summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy of ASC Topic 820 utilized to measure fair value.

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
June 30, 2016
Securities available for sale:
U.S. Treasury	$4,120,017	$—	$—	$4,120,017
Residential mortgage-backed securities	—	908,185	—	908,185
States and political subdivisions	—	4,973,354	—	4,973,354
Other	—	42,477	—	42,477
Trading account securities:
U.S. Treasury	13,381	—	—	13,381
States and political subdivisions	—	14,553	—	14,553
Derivative assets:
Interest rate swaps, caps and floors	—	61,344	—	61,344
Commodity swaps and options	—	8,335	—	8,335
Foreign currency forward contracts	21	—	—	21
Derivative liabilities:
Interest rate swaps, caps and floors	—	63,929	—	63,929
Commodity swaps and options	—	8,013	—	8,013
Foreign currency forward contracts	15	—	—	15

December 31, 2015
Securities available for sale:
U.S. Treasury	$3,994,520	$—	$—	$3,994,520
Residential mortgage-backed securities	—	1,041,432	—	1,041,432
States and political subdivisions	—	4,127,959	—	4,127,959
Other	—	42,447	—	42,447
Trading account securities:
U.S. Treasury	16,443	—	—	16,443
States and political subdivisions	—	136	—	136
Derivative assets:
Interest rate swaps, caps and floors	—	38,948	—	38,948
Commodity swaps and options	—	13,564	—	13,564
Foreign currency forward contracts	46	—	—	46
Derivative liabilities:
Interest rate swaps, caps and floors	—	40,693	—	40,693
Commodity swaps and options	—	13,355	—	13,355
Foreign currency forward contracts	28	—	—	28

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

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Level 2	Level 3	Level 2	Level 3
Carrying value of impaired loans before allocations	$—	$11,183	$163	$2,039
Specific valuation allowance (allocations) reversals of prior allocations	—	(2,944)	(71)	(437)
Fair value	$—	$8,239	$92	$1,602
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

	Six Months Ended June 30, 2016
	2016	2015
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$425	$161
Charge-offs recognized in the allowance for loan losses	(3)	—
Fair value	$422	$161
Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$—	$205
Write-downs included in other non-interest expense	—	(36)
Fair value	$—	$169
Financial Instruments Reported at Amortized Cost. The estimated fair values of financial instruments that are reported at amortized cost in our consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	June 30, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$3,365,223	$3,365,223	$3,591,523	$3,591,523
Securities held to maturity	2,339,602	2,414,383	2,663,009	2,710,685
Cash surrender value of life insurance policies	176,345	176,345	175,191	175,191
Accrued interest receivable	141,009	141,009	139,986	139,986
Level 3 inputs:
Loans, net	11,434,468	11,455,089	11,350,672	11,396,158
Financial liabilities:
Level 2 inputs:
Deposits	24,287,451	24,287,739	24,343,595	24,344,007
Federal funds purchased and repurchase agreements	733,160	733,160	893,522	893,522
Junior subordinated deferrable interest debentures	136,098	137,115	136,069	137,115
Subordinated notes payable and other borrowings	99,930	99,750	99,870	99,000
Accrued interest payable	1,073	1,073	1,014	1,014

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
ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 became effective for us on January 1, 2016 and unamortized debt issuance costs are now presented as a direct deduction from the carrying amount of the related debt liability in our accompanying consolidated balance sheets.
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
ASU 2016-02,“Leases (Topic 842).” ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2016-2 will be effective for us on January 1, 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the potential impact of ASU 2016-02 on our financial statements.
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
ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective on January 1, 2020. We are currently evaluating the potential impact of ASU 2016-13 on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Review
Cullen/Frost Bankers, Inc.
The following discussion should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2015, and the other information included in the 2015 Form 10-K. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results for the year ending December 31, 2016 or any future period.
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

Results of Operations
Net income available to common shareholders totaled $69.5 million, or $1.11 diluted per common share, and $136.2 million, or $2.18 diluted per common share, for the three and six months ended June 30, 2016 compared to $71.1 million, or $1.11 diluted per common share, and $141.2 million, or $2.22 diluted per common share, for the three and six months ended June 30, 2015.
Selected data for the comparable periods was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Taxable-equivalent net interest income	$230,158	$220,131	$459,331	$436,834
Taxable-equivalent adjustment	39,656	37,322	79,105	73,322
Net interest income	190,502	182,809	380,226	363,512
Provision for loan losses	9,189	2,873	37,689	11,035
Net interest income after provision for loan losses	181,313	179,936	342,537	352,477
Non-interest income	78,017	78,982	174,160	162,197
Non-interest expense	179,445	173,239	358,604	344,750
Income before income taxes	79,885	85,679	158,093	169,924
Income taxes	8,406	12,602	17,835	24,684
Net income	71,479	73,077	140,258	145,240
Preferred stock dividends	2,015	2,015	4,031	4,031
Net income available to common shareholders	$69,464	$71,062	$136,227	$141,209
Earnings per common share – basic	$1.12	$1.12	$2.19	$2.23
Earnings per common share – diluted	1.11	1.11	2.18	2.22
Dividends per common share	0.54	0.53	1.07	1.04
Return on average assets	0.99%	1.03%	0.97%	1.02%
Return on average common equity	9.70	10.34	9.62	10.34
Average shareholders’ equity to average assets	10.71	10.49	10.62	10.43
Net income available to common shareholders decreased $1.6 million, or 2.2% for the three months ended June 30, 2016 and decreased $5.0 million, or 3.5% for the six months ended June 30, 2016 compared to the same periods in 2015. The decrease during the three months ended June 30, 2016 was primarily the result of a $6.3 million increase in the provision for loan losses, a $6.2 million increase in non-interest expense and a $965 thousand decrease in non-interest income partly offset by a $7.7 million increase in net interest income and a 4.2 million decrease in income tax expense. The decrease during the six months ended June 30, 2016 was primarily the result of a $26.7 million increase in the provision for loan losses and a $13.9 million increase in non-interest expense partly offset by a $16.7 million increase in net interest income, a $12.0 million increase in non-interest income and a $6.8 million decrease in income tax expense.
Details of the changes in the various components of net income are further discussed below.
Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 68.6% of total revenue during the first six months of 2016. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.
The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, remained at 3.25% during most of 2015. In December 2015, the prime rate increased 25 basis points to 3.50% and remained at that level through the second quarter of 2016. Our loan portfolio is also impacted, to a lesser extent, by changes in the London Interbank Offered Rate (LIBOR). At June 30, 2016, the one-month and three-month U.S. dollar LIBOR rates were 0.46% and 0.65%, respectively, while at June 30, 2015, the one-month and three-month U.S. dollar LIBOR rates were 0.19% and 0.28%, respectively. The intended federal funds rate, which is the cost of immediately available overnight funds, remained at zero to 0.25% during most of 2015. In December 2015, the intended federal funds rate increased from 0.25% to 0.50% and remained at that level through the first six months of 2016.

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
The following tables present the changes in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to changes in the average interest rate on those assets and liabilities. The changes in net interest income due to changes in both average volume and average interest rate have been allocated to the average volume change or the average interest rate change in proportion to the absolute amounts of the change in each. The comparison between the periods includes an additional change factor that shows the effect of the difference in the number of days in each period for assets and liabilities that accrue interest based upon the actual number of days in the period, as further discussed below.

	Three Months Ended
	June 30, 2016 vs. June 30, 2015
	Increase (Decrease) Due to Change in
	Rate	Volume	Number of Days	Total
Interest-bearing deposits	$1,794	$(28)	$—	$1,766
Federal funds sold and resell agreements	9	29	—	38
Securities:
Taxable	(1,760)	(626)	—	(2,386)
Tax-exempt	763	4,560	—	5,323
Loans, net of unearned discounts	2,603	2,509	—	5,112
Total earning assets	3,409	6,444	—	9,853
Savings and interest checking	—	13	—	13
Money market deposit accounts	(317)	(42)	—	(359)
Time accounts	(41)	(31)	—	(72)
Public funds	—	9	—	9
Federal funds purchased and repurchase agreements	10	4	—	14
Junior subordinated deferrable interest debentures	131	—	—	131
Subordinated notes payable and other notes	90	—	—	90
Total interest-bearing liabilities	(127)	(47)	—	(174)
Net change	$3,536	$6,491	$—	$10,027

	Six Months Ended
	June 30, 2016 vs. June 30, 2015
	Increase (Decrease) Due to Change in
	Rate	Volume	Number of Days	Total
Interest-bearing deposits	$3,605	$(196)	$40	$3,449
Federal funds sold and resell agreements	25	50	1	76
Securities:
Taxable	(2,594)	(4,191)	201	(6,584)
Tax-exempt	595	12,066	—	12,661
Loans, net of unearned discounts	4,211	6,463	1,256	11,930
Total earning assets	5,842	14,192	1,498	21,532
Savings and interest checking	—	18	3	21
Money market deposit accounts	(1,070)	(131)	13	(1,188)
Time accounts	(162)	(75)	3	(234)
Public funds	—	22	1	23
Federal funds purchased and repurchase agreements	25	8	1	34
Junior subordinated deferrable interest debentures	225	1	—	226
Subordinated notes payable and other notes	152	1	—	153
Total interest-bearing liabilities	(830)	(156)	21	(965)
Net change	$6,672	$14,348	$1,477	$22,497
Taxable-equivalent net interest income for the three months ended June 30, 2016 increased $10.0 million, or 4.6%, while taxable-equivalent net interest income for the six months ended June 30, 2016 increased $22.5 million, or 5.2%, compared to the same periods in 2015. Taxable-equivalent net interest income for the six months ended June 30, 2016 included 182 days compared to 181 days for the same period in 2015 as a result of the leap year. The additional day added approximately $1.5 million to taxable-equivalent net interest income during the six months ended June 30, 2016. Excluding the impact of the additional day results in an effective increase in taxable-equivalent net interest income of approximately $21.0 million during the six months ended June 30, 2016. The increase in taxable-equivalent net interest income during the three months ended June 30, 2016 was primarily related to the impact of increases in the average volume of tax-exempt securities and loans as well as increases in the average yields on loans, interest-bearing deposits and tax-exempt securities partly offset by the impact of decreases in the average yield and average volume of taxable securities. The increase in taxable-equivalent net interest income during the six months ended June 30, 2016, excluding the effect of the aforementioned additional day, was primarily related to the impact of increases in the average volume of tax-exempt securities and loans as well as increases in the average yield on interest-bearing deposits and loans partly offset by the impact of decreases in the average volume of taxable securities and interest-bearing deposits and a decrease in the average yield on taxable securities. Taxable-equivalent net interest income during the six months ended was also positively impacted by a decrease in the average rate paid on money market deposit accounts. The average volume of interest-earning assets for the three months ended June 30, 2016 increased $585.2 million, while the average volume of interest earning assets for the six months ended June 30, 2016 increased $351.6 million compared to the same periods in 2015. The increase in earning assets during the three months ended June 30, 2016, reflected a $432.7 million increase in average tax-exempt securities and a $278.4 million increase in average loans, partly offset by a $102.3 million decrease in average taxable securities. The increase in earning assets during the six months ended June 30, 2016, reflected a $499.2 million increase in average tax-exempt securities and a $350.7 million increase in average loans partly offset by a $370.1 million decrease in average taxable securities and a $146.3 million decrease in average interest-bearing deposits.
The net interest margin increased 10 basis points from 3.47% during the three months ended June 30, 2015, to 3.57% during the three months ended June 30, 2016 and increased 14 basis points from 3.44% during the six months ended June 30, 2015 to 3.58% during the six months ended June 30, 2016. The increases in the net interest margin during the three and six months ended June 30, 2016, were primarily due to increases in the average yield on interest earning assets combined with decreases in the average rate paid on interest-bearing liabilities.
The average yield on interest-earning assets increased 10 basis points from 3.52% during the three months ended June 30, 2015 to 3.62% during the three months ended June 30, 2016 while the average rate paid on interest-bearing liabilities decreased 1 basis point from 0.09% during the three months ended June 30, 2015 to 0.08% during the three months ended June 30, 2016. The average yield on interest-earning assets increased 13 basis points from 3.49% during the six months ended June 30, 2015 to

3.62% during the six months ended June 30, 2016 while the average rate paid on interest-bearing liabilities decreased 1 basis point from 0.09% during the six months ended June 30, 2015 to 0.08% during the six months ended June 30, 2016. The increases in the average yield on interest earning assets during the three and six months ended June 30, 2016 were primarily due to increases in the average yields on interest-bearing deposits, loans and tax-exempt securities. The decreases in the average rate paid on interest-bearing liabilities during the three and six months ended June 30, 2016 were primarily due to decreases in the average rate paid on interest-bearing deposits partly offset by increases in the average cost of variable-rate borrowed funds. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. As stated above, market interest rates have remained at historically low levels during the reported periods.
The average yield on loans increased 8 basis points from 3.91% during the first six months of 2015 to 3.99% during the first six months of 2016. The average yield on loans was positively impacted by increases in market interest rates compared to the same period in 2015, as discussed above. The average volume of loans during the first six months of 2016 increased $350.7 million, or 3.1%, compared to the same period in 2015. Loans made up approximately 44.2% of average interest-earning assets during the first six months of 2016 compared to 43.4% during the first six months of 2015.
The average yield on securities was 4.03% during the first six months of 2016, increasing 9 basis points from 3.94% in the first six months of 2015. Despite the fact that the average taxable-equivalent yield on taxable securities decreased 9 basis points from 2.14% during the first six months of 2015 to 2.05% during the first six months of 2016, the overall average yield on securities increased due to a higher proportion of average securities invested in higher yielding tax-exempt securities during 2016. Tax exempt securities made up approximately 55.7% of total average securities during the first six months of 2016, compared to 52.0% during the first six months of 2015. The average yield on tax-exempt securities increased 2 basis points from 5.59% during the first six months of 2015 to 5.61% during the first six months of 2016. The average volume of securities during the first six months of 2016 increased $129.1 million, or 1.1%, compared to the same period in 2015. Securities made up approximately 44.8% of average interest-earning assets during the first six months of 2016 compared to 44.9% during the first six months of 2015.
Average federal funds sold, resell agreements and interest-bearing deposits during the first six months of 2016 decreased $128.3 million compared to the same period in 2015.The decrease in average federal funds sold, resell agreements and interest-bearing deposits was primarily related to the reinvestment of such funds into higher-yielding loans and securities. Federal funds sold, resell agreements and interest-bearing deposits made up approximately 11.0% of average interest-earning assets during the first six months of 2016 compared to 11.7% during the first six months of 2015. The combined average yield on federal funds sold, resell agreements and interest-bearing deposits was 0.52% and 0.26% during the first six months of 2016 and 2015, respectively. As discussed above, in December 2015, the intended federal funds rate increased from 0.25% to 0.50% and remained at that level through the first six months of 2016.
Average deposits increased $187.8 million during the first six months of 2016 compared to the same period in 2015. Average non-interest-bearing deposits for the first six months of 2016 decreased $117.3 million compared to the same period in 2015, while average interest-bearing deposits for the first six months of 2016 increased $305.1 million compared to the same period in 2015. The ratio of average interest-bearing deposits to total average deposits was 59.0% during the first six months of 2016 compared to 58.2% during the first six months of 2015. The average cost of deposits is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-bearing deposits. The average cost of interest-bearing deposits and total deposits was 0.05% and 0.03%, respectively, during the first six months of 2016 compared to 0.07% and 0.04%, respectively, during the first six months of 2015.
Our net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.54% during the first six months of 2016 compared to 3.40% during the first six months of 2015. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.
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

Provision for Loan Losses
The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $9.2 million and $37.7 million for the three and six months ended June 30, 2016 compared to $2.9 million and $11.0 million for the three and six months ended June 30, 2015. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.
Non-Interest Income
The components of non-interest income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Trust and investment management fees	$26,021	$26,472	$51,355	$53,633
Service charges on deposit accounts	19,865	20,033	40,229	39,810
Insurance commissions and fees	9,360	10,130	24,783	24,765
Interchange and debit card transaction fees	5,381	4,917	10,403	9,560
Other charges, commissions and fees	10,069	10,113	19,122	18,554
Net gain (loss) on securities transactions	—	—	14,903	228
Other	7,321	7,317	13,365	15,647
Total	$78,017	$78,982	$174,160	$162,197
Total non-interest income for the three and six months ended June 30, 2016 decreased $965 thousand, or 1.2% and increased $12.0 million, or 7.4%, compared to the same periods in 2015, respectively. Changes in the various components of non-interest income are discussed in more detail below.
Trust and Investment Management Fees. Trust and investment management fees for the three and six months ended June 30, 2016 decreased $451 thousand, or 1.7%, and decreased $2.3 million, or 4.2%, compared to the same periods in 2015, respectively. Investment fees are the most significant component of trust and investment management fees, making up approximately 81.2% and 77.6% of total trust and investment management fees for the first six months of 2016 and 2015, respectively. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees.
The decrease in trust and investment management fees during the three months ended June 30, 2016 compared to the same period in 2015 was primarily the result of decreases in oil and gas fees (down $318 thousand) and estate fees (down $226 thousand). The decrease in trust and investment management fees during the six months ended June 30, 2016 compared to the same period in 2015 was primarily the result of decreases in oil and gas fees (down $896 thousand), securities lending income (down $741 thousand) and estate fees (down $694 thousand). The decreases in oil and gas fees were partly due to lower prices and decreased production. The decreases in estate fees during 2016 were related to a decrease in the aggregate value of estates settled compared to 2015. The decrease in securities lending fees during the six months ended June 30, 2016 was due to the termination of our securities lending operations during the first quarter of 2015 in part due to the negative impact securities lending transactions would have had on our regulatory capital ratios under Basel III capital rules.
At June 30, 2016, trust assets, including both managed assets and custody assets, were primarily composed of equity securities (45.0% of assets), fixed income securities (41.9% of assets) and cash equivalents (8.2% of assets). The estimated fair value of these assets was $29.6 billion (including managed assets of $13.2 billion and custody assets of $16.5 billion) at June 30, 2016, compared to $30.7 billion (including managed assets of $13.2 billion and custody assets of $17.5 billion) at December 31, 2015 and $30.6 billion (including managed assets of $13.0 billion and custody assets of $17.7 billion) at June 30, 2015.
Service Charges on Deposit Accounts. Service charges on deposit accounts for the three months ended June 30, 2016 decreased $168 thousand, or 0.8%, compared to the same period in 2015. The decrease was primarily related to a decrease in consumer service charges (down $237 thousand). Service charges on deposit accounts for the six months ended June 30, 2016 increased $419 thousand, or 1.1%, compared to the same period in 2015. The increase was primarily due to increases in overdraft/insufficient funds charges on consumer accounts (up $304 thousand), commercial service charges (up $257 thousand) and overdraft/insufficient funds charges on commercial accounts (up $173 thousand) partly offset by a decrease in consumer service charges (down $284 thousand). Overdraft/insufficient funds charges totaled $7.7 million ($5.9 million consumer and $1.8 million commercial) during the three months ended June 30, 2016 compared to $7.7 million ($6.0 million consumer and $1.7 million commercial) during the same period in 2015. Overdraft/insufficient funds charges totaled $15.5 million ($11.9 million consumer and $3.6 million commercial) during the six months ended June 30, 2016 compared to $15.1 million ($11.6 million consumer and $3.5 million commercial) during the same period in 2015.
Insurance Commissions and Fees. Insurance commissions and fees for the three months ended June 30, 2016 decreased $770 thousand, or 7.6%, compared to the same period in 2015. The decrease was related to decreases in commission income (down $629 thousand) and contingent commission (down $141 thousand). Insurance commissions and fees for the six months ended June 30, 2016 increased $18 thousand, or 0.1%, compared to the same period in 2015. The increase during the six months ended June 30, 2016 was related to an increase in contingent commissions (up $1.0 million) mostly offset by a decrease in commission income (down $986 thousand). Insurance commissions and fees include contingent commissions totaling $533 thousand and $5.5 million during the three and six months ended June 30, 2016, respectively, and $674 thousand and $4.5 million during the same periods in 2015. Contingent commissions primarily consist of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. Such commissions are seasonal in nature and are mostly received during the first quarter of each year. These commissions totaled $4.4 million and $3.5 million during the six months ended June 30, 2016 and 2015, respectively. Contingent commissions also include amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. These benefit plan related contingent commissions totaled $461 thousand and $1.1 million during the three and six months ended June 30, 2016 and $555 thousand and $990 thousand during the three and six months ended June 30, 2015. The decreases in commission income during the three and six months ended June 30, 2016 were primarily related to declines in benefit plan commissions and consulting fees due to lower business volumes. Additionally, the decrease during the six months ended June 30, 2016 was partly related to a decrease in commercial lines property and casualty commissions.
Interchange and Debit Card Transaction Fees. Interchange fees, or “swipe” fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Interchange and debit card transaction fees consist of income from check card usage, point of sale income from PIN-based debit card transactions and ATM service fees. Interchange and debit card transaction fees for the three and six months ended June 30, 2016 increased $464 thousand, or 9.4%, and $843 thousand, or 8.8%, compared to the three and six months ended June 30, 2015. The increases were primarily due to increases in income from debit card transactions (up $196 thousand and $498 thousand for the three and six months ended June 30, 2016, respectively) and ATM service fees (up $266 thousand and $344 thousand for the three and six months ended June 30, 2016, respectively). The increases in income from debit card transactions were related to volume increases while the increase in ATM service fees was partly related to a change in the fee schedule during the first quarter of 2016.
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
Other Charges, Commissions and Fees. Other charges, commissions and fees for the three months ended June 30, 2016 decreased $44 thousand, or 0.4%, compared to the same period in 2015. The decrease in other charges, commissions and fees included decreases in income from corporate finance and capital markets advisory services (down $434 thousand), income related to the sale of annuities (down $412 thousand) and income from the sale of mutual funds (down $230 thousand), among other things. These decreases were mostly offset by increases in origination fees collected on loans that did not fund (up $257 thousand), and other service charges (up $230 thousand), among other things. Corporate finance and capital markets advisory services are transactional in nature and, as such, fees for such services can vary significantly from period to period. Fluctuations in income related to the sale of annuities and mutual funds were due to fluctuations in business volumes.
Other charges, commissions and fees for the six months ended June 30, 2016 increased $568 thousand, or 3.1%, compared to the same period in 2015. The increase in other charges, commissions and fees included increases in income related to the sale of money market accounts (up $301 thousand), other service charges (up $220 thousand), origination fees collected on loans that did not fund (up $205 thousand) and letters of credit fees (up $177 thousand). These increases were partly offset by decreases in income related to the sale of mutual funds (down $448 thousand) and unused balance fees on loan commitments (down $320 thousand). Fluctuations in income related to the sale of annuities, money market accounts and mutual funds were due to a fluctuations in business volumes.
Net Gain/Loss on Securities Transactions. During the six months ended June 30, 2016, we sold available-for-sale U.S. Treasury securities with an amortized cost totaling $749.5 million and realized a gain of $2.8 million on those sales. The securities sold were due to mature during 2016. Most of the proceeds from the sale of these securities were reinvested into U.S. Treasury securities having comparable yields, but longer-terms. As more fully discussed in Note 2 - Securities in the accompanying notes to consolidated financial statements included elsewhere in this report, during the six months ended June 30, 2016, we also sold certain municipal securities that were classified as both available for sale and held to maturity due to a significant deterioration in the creditworthiness of the issuers. These securities had a total amortized cost of $431.4 million and we realized a gain of $12.1 million on those sales.
During the first six months of 2015, we sold an available-for-sale U.S. Treasury security with an amortized cost totaling $223.8 million and realized a gain of $228 thousand on the sale. The security sold had a short term and low yield. The proceeds from the sale of this security were reinvested into longer-term, higher-yielding securities.
Other Non-Interest Income. Other non-interest income for the three months ended June 30, 2016 did not significantly fluctuate compared to the same period in 2015. Other non-interest income for the three months ended June 30, 2016 included increases in income from customer derivative activities (up $760 thousand), sundry and other miscellaneous income (up $380 thousand) and income from foreign currency transactions (up $211 thousand), among other things. The increases in these items were mostly offset by decreases in income from public finance underwriting fees (down $825 thousand), earnings on life insurance policies (down $211 thousand) and mineral interest income (down $197 thousand), among other things. The increase in income from customer derivative transactions was primarily related to an increase in business volume. Sundry and other miscellaneous income during the three months ended June 30, 2016 included $612 thousand related to recovery of prior write-offs. The decrease in public finance underwriting fees was related to a decrease in business volume. Mineral interest income is related to bonus, rental and shut-in payments and oil and gas royalties received from severed mineral interests on property owned by our wholly-owned non-banking subsidiary Main Plaza Corporation. The decrease in mineral interest income was partly related to lower energy prices and a decrease in production.
Other non-interest income for the six months ended June 30, 2016 decreased $2.3 million, or 14.6%, compared to the same period in 2015. The decrease in other non-interest income was primarily related to decreases in income from public finance underwriting fees (down $1.2 million), mineral interest income (down $570 thousand), gains on the sale of foreclosed and other assets (down $544 thousand) and earnings on life insurance policies (down $211 thousand) partly offset by an increase in income from foreign currency transactions (up $312 thousand). The decrease in public finance underwriting fees was related to a decrease in business volume. The decrease in mineral interest income was partly related to lower energy prices and a decrease in production. The increase in income from foreign transactions was primarily related to an increase in business volume.
Non-Interest Expense
The components of non-interest expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Salaries and wages	$78,106	$76,633	$157,403	$152,705
Employee benefits	17,712	17,339	38,017	37,566
Net occupancy	18,242	16,429	35,429	31,510
Furniture and equipment	17,978	15,649	35,495	31,183
Deposit insurance	4,197	3,563	7,854	7,176
Intangible amortization	619	849	1,283	1,743
Other	42,591	42,777	83,123	82,867
Total	$179,445	$173,239	$358,604	$344,750
Total non-interest expense for the three and six months ended June 30, 2016 increased $6.2 million, or 3.6%,and $13.9 million, or 4.0%, compared to the same periods in 2015. Changes in the various components of non-interest expense are discussed below.
Salaries and Wages. Salaries and wages for the three and six months ended June 30, 2016 increased $1.5 million, or 1.9%, and $4.7 million, or 3.1%, compared to the same periods in 2015. The increase was primarily related to an increase in the number of employees and normal annual merit and market increases.
Employee Benefits. Employee benefits expense for the three months ended June 30, 2016 increased $373 thousand, or 2.2%, and compared to the same period in 2015 as increases in expenses related to our 401(k) and profit sharing plans (up $315 thousand) and medical insurance expense (up $120 thousand), among other things, were partly offset by decreases in expenses related to our defined benefit retirement plans (down $219 thousand). Employee benefits expense for the six months ended June 30, 2016 increased $451 thousand, or 1.2%, compared to the same period in 2015 as increases in medical insurance expense (up $429 thousand), miscellaneous employee benefits expense (up $216 thousand) and expenses related to our 401(k) and profit sharing plans (up $156 thousand), among other things, were partly offset by decreases in expenses related to our defined benefit retirement plans (down $625 thousand).

During the three and six months ended June 30, 2016, we recognized a combined net periodic pension expense of $600 thousand and $1.0 million, respectively, related to our defined benefit retirement plans compared to a combined net periodic pension expense of $819 thousand and $1.6 million during the same periods in 2015. The decrease was partly related to a change in the method we use to estimate the interest cost component of net periodic benefit cost for our defined benefit pension and other post-retirement benefit plans, as more fully discussed in Note 12 - Defined Benefit Plans. Net periodic pension expense during the second quarter of 2016 included $187 thousand in supplemental executive retirement plan (“SERP”) settlement costs related to the retirement of a former executive officer. Our defined benefit retirement and restoration plans were frozen effective as of December 31, 2001 and were replaced by a profit sharing plan. Management believes these actions helped to reduce the volatility in retirement plan expense. However, we still have funding obligations related to the defined benefit and restoration plans and could recognize retirement expense related to these plans in future years, which would be dependent on the return earned on plan assets, the level of interest rates and employee turnover.
Net Occupancy. Net occupancy expense for the three and six months ended June 30, 2016 increased $1.8 million, or 11.0%, and $3.9 million, or 12.4%, compared to the same periods in 2015. The increase during the three months ended June 30, 2016 was primarily related to increases in building depreciation (up $712 thousand), repairs and maintenance/service contracts expense (up $690 thousand) and property taxes (up $357 thousand). The increase during the six months ended June 30, 2016 was primarily related to increases in building depreciation (up $1.9 million), repairs and maintenance/service contracts expense (up $1.4 million)property taxes (up $862 thousand) and depreciation on leasehold improvements (up $246 thousand) partly offset by a decrease in lease expense (down $371 thousand). The net increases in occupancy expense during the reported periods was partly related to a new operations and support center, which was placed into service during 2015, and new financial center locations.
Furniture and Equipment. Furniture and equipment expense for the three and six months ended June 30, 2016 increased $2.3 million, or 14.9%, and $4.3 million, or 13.8%, compared to the same periods in 2015. The increases were primarily related to increases in depreciation on furniture and equipment (up $1.2 million and $2.3 million for the three and six months ended June 30, 2016, respectively), software maintenance (up $848 thousand and $1.6 million for the three and six months ended June 30, 2016, respectively) and service contracts expense (up $303 thousand and $536 thousand for the three and six months ended June 30, 2016, respectively) partly offset by a decrease in software amortization (down $139 thousand and $422 thousand for the three and six months ended June 30, 2016, respectively). The net increases in furniture and equipment expense were partly related to a new operations and support center, which was placed into service during 2015, and new financial center locations.
Deposit Insurance. Deposit insurance expense totaled $4.2 million and $7.9 million for the three and six months ended June 30, 2016 compared to $3.6 million and $7.2 million for the three and six months ended June 30, 2015. The increase in deposit insurance expense for the three and six months ended 2016 compared to the same period in 2015 was primarily related to an increase in the assessment rate.
Intangible Amortization. Intangible amortization is primarily related to core deposit intangibles and, to a lesser extent, intangibles related to customer relationships and non-compete agreements. Intangible amortization for the three and six months ended June 30, 2016 decreased $230 thousand, or 27.1%, and $460 thousand, or 26.4%, respectively, compared to the same periods in 2015. The decrease in amortization was primarily the result of the completion of amortization of certain previously recognized intangible assets as well as a reduction in the annual amortization rate of certain previously recognized intangible assets as we use an accelerated amortization approach which results in higher amortization rates during the earlier years of the useful lives of intangible assets.
Other Non-Interest Expense. Other non-interest expense for the three months ended June 30, 2016 decreased $186 thousand, or 0.4%, compared to the same period in 2015. The decrease included decreases in advertising/promotions expense (down $902 thousand), sundry and other miscellaneous expense (down $397 thousand), travel/meals and entertainment expense (down $396 thousand), computer expenses (down $213 thousand) and fraud losses (down $199 thousand), among other things. The decreases in the aforementioned items were mostly offset by increases in professional services expense (up $844 thousand), check card expense (up $395 thousand), guard service expense (up $394 thousand) and business development expense (up $325 thousand), among other things. Other non-interest expense for the six months ended June 30, 2016 increased $256 thousand, or 0.3%, compared to the same period in 2015. The increase included increases in guard service expense (up $771 thousand), check card expense (up $715 thousand), professional services expense (up $708 thousand) and business development expense (up $569 thousand), among other things. The increases in the aforementioned items were mostly offset by decreases in sundry and other miscellaneous expense (down $1.0 million), advertising/promotions expense (down $787 thousand) and travel/meals and entertainment expense (down $486 thousand), among other things.

Results of Segment Operations
Our operations are managed along two operating segments: Banking and Frost Wealth Advisors. A description of each business and the methodologies used to measure financial performance is described in Note 15 - Operating Segments in the accompanying notes to consolidated financial statements included elsewhere in this report. Net income (loss) by operating segment is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Banking	$68,195	$69,021	$134,125	$136,739
Frost Wealth Advisors	4,860	5,299	9,012	10,636
Non-Banks	(1,576)	(1,243)	(2,879)	(2,135)
Consolidated net income	$71,479	$73,077	$140,258	$145,240
Banking
Net income for the three and six months ended June 30, 2016 decreased $826 thousand, or 1.2%, and $2.6 million, or 1.9%, compared to the same periods in 2015. The decrease during the three months ended June 30, 2016 was primarily the result of a $6.3 million increase in the provision for loan losses and a $5.6 million increase in non-interest expense partly offset by a $7.3 million increase in net interest income, a $3.7 million decrease in income tax expense and a $120 thousand increase in non-interest income. The decrease during the six months ended June 30, 2016 was primarily the result of a $26.7 million increase in the provision for loan losses and a $12.1 million increase in non-interest expense partly offset by a $15.9 million increase in net interest income, a $14.9 million increase in non-interest income and a $5.4 million decrease in income tax expense.
Net interest income for the three and six months ended June 30, 2016 increased $7.3 million, or 4.0%, and $15.9 million, or 4.4%, compared to the same periods in 2015. The increase during the three months ended June 30, 2016 was primarily related to increases in the average volume of tax-exempt securities and loans as well as increases in the average yields on loans, interest-bearing deposits and tax-exempt securities partly offset by the impact of decreases in the average yield and average volume of taxable securities. The increase during the six months ended June 30, 2016 was primarily due to increases in the average volume of tax-exempt securities and loans as well as increases in the average yield on interest-bearing deposits and loans partly offset by the impact of decreases in the average volume and average yield of taxable securities. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.
The provision for loan losses for the three and six months ended June 30, 2016 totaled $9.2 million and $37.7 million compared to $2.9 million and $11.0 million for the same periods in 2015. See the analysis of the provision for loan losses included in the section captioned “Allowance for Loan Losses” included elsewhere in this discussion.
Non-interest income for the three months ended June 30, 2016 increased $120 thousand, or 0.2%, while non-interest income for the six months ended June 30, 2016 increased $14.9 million, or 14.8%, compared to the same periods in 2015. Non-interest income during the three months ended June 30, 2016 was positively impacted by increases in interchange debit card and transaction fees, other charges, commissions and fees and other non-interest income mostly offset by decreases in insurance commissions and fees and service charges on deposit accounts. The increase in non-interest income during the six months ended June 30, 2016 was primarily related to an increase in the net gain on securities transactions and, to a lesser extent, increases in interchange debit card and transaction fees, other charges, commissions and fees and service charges on deposit accounts partly offset by a decrease in other non-interest income. The increase in the net gain on securities transactions during the six months ended June 30, 2016 was primarily related to the sale of certain municipal securities as a result of a significant deterioration in the creditworthiness of the issuers and the sale of certain U.S. Treasury securities. The increases in interchange debit card and transaction fees during the three and six months ended June 30, 2016 compared to the same periods in 2015 were primarily related to increases in income from debit card transactions and ATM service fees. The increases in other charges, commissions and fees during the three and six months ended June 30, 2016 compared to the same periods in 2015 were primarily related to increases in origination fees collected on loans that did not fund, letter of credit fees and other service charges partly offset by decreases in unused balance fees on loan commitments. Other non-interest income for the three months ended June 30, 2016 included increases in income from customer derivative activities, sundry and other miscellaneous income and income from foreign currency transactions, among other things. The increases in these items were mostly offset by decreases in income from public finance underwriting fees, and earnings on life insurance policies among other things. The decrease in other non-interest income during the six months ended June 30, 2016 was primarily related to decreases in income from public finance underwriting fees, gains on the sale of foreclosed and other assets and earnings on life insurance policies partly offset by an increase in income from foreign currency transactions. The decrease in insurance commissions and fees during the three months ended June 30, 2016 compared to the same period in 2015 was due to a decrease in commission income related to declines in benefit plan commissions and consulting fees resulting from lower business volumes, and a decrease in contingent commission. The decrease in service charges on deposit accounts during the three months ended June 30, 2016 compared to the same period in 2015 was primarily related to a decrease in consumer service charges. The increase in service charges on deposit accounts during the six months ended June 30, 2016 compared to the same period in 2015 was primarily due to increases in overdraft/insufficient funds charges on consumer accounts, commercial service charges and overdraft/insufficient funds charges on commercial accounts partly offset by a decrease in consumer service charges. See the analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for the three and six months ended June 30, 2016 increased $5.6 million, or 3.8%, and $12.1 million, or 4.1% compared to the same periods in 2015. The increases during the three and six months ended June 30, 2016 were primarily related to increases in furniture and equipment expense, net occupancy, salaries and wages and deposit insurance expense. The increases in furniture and fixtures expense during the three and six months ended June 30, 2016 compared to the same periods in 2015 were primarily related to increases in depreciation on furniture and equipment, software maintenance and service contracts expense partly offset by a decrease in software amortization. The increase in net occupancy expense during the three months ended June 30, 2016 compared to the same period in 2015 was primarily related to increases in building depreciation, repairs and maintenance/service contracts expense and property taxes. The increase in net occupancy expense during the six months ended June 30, 2016 was primarily related to increases in building depreciation, repairs and maintenance/service contracts expense, property taxes and depreciation on leasehold improvements partly offset by a decrease in lease expense. The net increases in furniture and equipment and occupancy expense during the reported periods were partly related to a new operations and support center, which was placed into service during 2015, and new financial center locations. The increases in salaries and wages during the three and six months ended June 30, 2016 compared to the same periods in 2015 were primarily related to increases in the number of employees and normal annual merit and market increases. The increases in deposit insurance expense for the three and six months ended 2016 compared to the same periods in 2015 were primarily related to an increase in the assessment rate. See the analysis of these items included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.
Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $9.4 million and $24.9 million during the three and six months ended June 30, 2016 and $10.1 million and $24.9 million during the three and six months ended June 30, 2015. The decrease during the three months ended June 30, 2016 was primarily related to decreases in commission income and contingent commissions. See the analysis of insurance commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Frost Wealth Advisors
Net income for the three and six months ended June 30, 2016 decreased $439 thousand, or 8.3%, and $1.6 million, or 15.3% compared to the same periods in 2015. The decrease during the three months ended June 30, 2016 was primarily due to a $929 thousand decrease in non-interest income and a $401 thousand increase in non-interest expense partly offset by a $656 thousand increase in net interest income and a $237 thousand decrease in income tax expense. The decrease during the six months ended June 30, 2016 was primarily due to a $2.4 million decrease in non-interest income and a $1.3 million increase in non-interest expense partly offset by a $1.2 million increase in net interest income and an $875 thousand decrease in income tax expense.
Net interest income increased $656 thousand, or 35.5%, and $1.2 million, or 33.1%, compared to the same periods in 2015. The increase during the three and six months ended June 30, 2016 was primarily due to an increase in the funds transfer price received for funds provided related to Frost Wealth Advisors repurchase agreements.
Non-interest income for the three and six months ended June 30, 2016 decreased $929 thousand, or 3.0%, and $2.4 million, or 3.9% compared to the same periods in 2015. The decreases were primarily related to decreases in trust and investment management fees and other charges, commissions and fees. Trust and investment management fee income is the most significant income component for Frost Wealth Advisors. Investment fees are the most significant component of trust and investment management fees, making up approximately 81.2% of total trust and investment management fees for the first six months of 2016. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. The decrease in trust and investment management fees during the three months ended June 30, 2016 compared to the same period in 2015 was primarily the result of decreases in oil and gas fees and estate fees. The decrease in trust and investment management fees during the six months ended June 30, 2016 compared to the same period in 2015 was primarily the result of decreases in oil and gas fees, securities lending income and estate fees. The decreases in oil and gas fees were partly due to lower prices and decreased production. The decreases in estate fees during 2016 were related to a decrease in the aggregate value of estates settled compared to 2015. The decrease in securities lending fees during the six months ended June 30, 2016 was due to the termination of our securities lending operations during the first quarter of 2015. The decreases in other charges, commissions and fees during the three and six months ended June 30, 2016 were primarily due to decreases in income related to the sale of annuities and income from the sale of mutual funds, among other things, partly offset by increases in income from the sale of money market accounts. See the analysis of trust and investment management fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for the three and six months ended June 30, 2016 increased $401 thousand, or 1.6%, and $1.3 million, or 2.7% compared to the same periods in 2015. The increase during the three months ended June 30, 2016 was primarily related to increases in employee benefits (up $208 thousand) and other non-interest expense (up $179 thousand). The increase during the six months ended June 30, 2016 was primarily related to increases in salaries and wages (up $673 thousand), employee benefits (up $475 thousand) and other non-interest expense (up $244 thousand). The increases in employee benefits expense during the three and six months ended June 30, 2016 were primarily related to increases in expenses related to our 401(k) and profit sharing plans and medical insurance expense, among other things, and were partly offset by decreases in expenses related to our defined benefit retirement plans. The increases in salaries and wages during the six months ended June 30, 2016 was primarily related to an increase in the number of employees and normal annual merit and market increases and an increase in incentive compensation. The increases in other non-interest expense during the three and six months ended June 30, 2016 were primarily due to increases in expenses related to professional services and outside computer services, among other things, partly offset by decreases in mutual fund sub-advisor expenses, among other things.
Non-Banks
The Non-Banks operating segment had net losses of $1.6 million and $2.9 million for the three and six months ended June 30, 2016, respectively, compared to net losses of $1.2 million and $2.1 million for the same periods in 2015. The increase in net loss during the three months ended June 30, 2016 was primarily due to a $240 thousand increase in non-interest expense, a $221 thousand increase in net interest expense and a $156 thousand decrease in non-interest income partly offset by a $284 thousand increase in income tax benefit. The increase in net loss during the six months ended June 30, 2016 was primarily due to a $534 thousand decrease in non-interest income, a $412 thousand increase in non-interest expense and a $379 thousand increase in net interest expense partly offset by a $581 thousand increase in income tax benefit. The increase in non-interest expense during the three months ended June 30, 2016 was primarily related to increases in other non-interest expense and employee benefits expense while the increase during the six months ended June 30, 2016 was primarily related to increases in employee benefits expense, salaries and wages, and other non-interest expense. The increases in net interest expense during the three and six months ended June 30, 2016 were primarily related to an increase in the interest rates paid on our junior subordinated deferrable interest debentures and our subordinated notes due to increases in market rates. The decreases in non-interest income during the three and six months ended June 30, 2016 were primarily related to decreases in mineral interest income. Mineral interest income is related to bonus, rental and shut-in payments and oil and gas royalties received from severed mineral interests on property owned by our wholly-owned non-banking subsidiary Main Plaza Corporation. The decrease in mineral interest income was partly related to lower energy prices and a decrease in production.
Income Taxes
We recognized income tax expense of $8.4 million and $17.8 million, for an effective tax rate of 10.5% and 11.3% for the three and six months ended June 30, 2016 compared to $12.6 million and $24.7 million, for an effective tax rate of 14.7% and 14.5% for the three and six months ended June 30, 2015. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies. The decrease in the effective tax rate during 2016 was primarily related to an increase in the relative proportion of tax-exempt income to total pre-tax income as we purchased additional tax-exempt municipal securities.

Average Balance Sheet
Average assets totaled $28.2 billion for the six months ended June 30, 2016 representing an increase of $358.8 million, or 1.3%, compared to average assets for the same period in 2015. The growth in average assets was primarily funded by deposit growth, earnings retention and an increase in average federal funds purchased and repurchase agreements. The increase was primarily reflected in earning assets, which increased $351.6 million, or 1.4%, during the six months ended June 30, 2016 compared to the same period of 2015. The increase in earning assets was primarily due to a $499.2 million increase in average tax-exempt securities and a $350.7 million increase in average loans and partly offset by a $370.1 million decrease in average taxable securities and a $146.3 million decrease in average interest-bearing deposits. Average deposit growth was primarily related to interest-bearing deposit accounts which increased $305.1 million partly offset by a $117.3 million decrease in non-interest bearing deposits. Average non-interest bearing deposits made up 41.0% and 41.8% of average total deposits during the first six months of 2016 and 2015, respectively.
Loans
Loans were as follows as of the dates indicated:

	June 30, 2016	Percentage of Total	December 31, 2015	Percentage of Total
Commercial and industrial	$4,253,822	36.7%	$4,120,522	35.9%
Energy:
Production	1,059,524	9.1	1,249,678	10.9
Service	226,637	2.0	272,934	2.4
Other	217,447	1.9	235,583	2.0
Total energy	1,503,608	13.0	1,758,195	15.3
Commercial real estate:
Commercial mortgages	3,380,524	29.2	3,285,041	28.6
Construction	804,341	6.9	720,695	6.3
Land	290,752	2.5	286,991	2.5
Total commercial real estate	4,475,617	38.6	4,292,727	37.4
Consumer real estate:
Home equity loans	340,196	3.0	340,528	3.0
Home equity lines of credit	248,812	2.1	233,525	2.0
Other	312,142	2.7	306,696	2.6
Total consumer real estate	901,150	7.8	880,749	7.6
Total real estate	5,376,767	46.4	5,173,476	45.0
Consumer and other	449,985	3.9	434,338	3.8
Total loans	$11,584,182	100.0%	$11,486,531	100.0%
Loans increased $97.7 million, or 0.9%, compared to December 31, 2015. The majority of our loan portfolio is comprised of commercial and industrial loans, energy loans and real estate loans. Commercial and industrial loans made up 36.7% and 35.9% of total loans at June 30, 2016 and December 31, 2015, respectively, while energy loans made up 13.0% and 15.3% of total loans, respectively, and real estate loans made up 46.4% and 45.0% of total loans, respectively, at those dates. Real estate loans include both commercial and consumer balances. Selected details related to our loan portfolio segments are presented below. Refer to our 2015 Form 10-K for a more detailed discussion of our loan origination and risk management processes.
Commercial and industrial. Commercial and industrial loans increased $133.3 million, or 3.2%, during the six months ended June 30, 2016. Our commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with our loan policy guidelines. The commercial and industrial loan portfolio also includes commercial leases and purchased shared national credits ("SNC"s) which are discussed in more detail below.
Energy. Energy loans include loans to entities and individuals that are engaged in various energy-related activities including (i) the development and production of oil or natural gas, (ii) providing oil and gas field servicing, (iii) providing energy-related transportation services (iv) providing equipment to support oil and gas drilling (v) refining petrochemicals, or (vi) trading oil, gas and related commodities. Energy loans decreased $254.6 million, or 14.5%, during the six months ended June 30, 2016 compared to December 31, 2015. The average loan size, the significance of the portfolio and the specialized nature of the energy industry requires a highly prescriptive underwriting policy. Exceptions to this policy are rarely granted. The energy loan portfolio includes participations and purchased shared national credits, which are further discussed below.
Purchased Shared National Credits. Purchased shared national credits are participations purchased from upstream financial organizations and tend to be larger in size than our originated portfolio. Our purchased SNC portfolio totaled $821.7 million at June 30, 2016, decreasing $9.7 million, or 1.2%, from $831.4 million at December 31, 2015. At June 30, 2016, 55.5% of outstanding purchased SNCs were related to the energy industry and 11.2% of outstanding purchased SNCs were related to the construction industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the energy and commercial and industrial portfolio, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of our customers. As a matter of policy, we generally only participate in SNCs for companies headquartered in or which have significant operations within our market areas. In addition, we must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.
Commercial Real Estate. Commercial real estate loans totaled $4.5 billion at June 30, 2016, increasing $182.9 million compared to $4.3 billion at December 31, 2015. At such dates, commercial real estate loans represented 83.2% and 83.0% of total real estate loans, respectively. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan. Our primary focus for the commercial real estate portfolio has been growth in loans secured by owner-occupied properties. At June 30, 2016, approximately 48% of the outstanding principal balance of our commercial real estate loans were secured by owner-occupied properties.
Consumer Real Estate and Other Consumer Loans. The consumer loan portfolio, including all consumer real estate and consumer installment loans, totaled $1.4 billion at June 30, 2016 and $1.3 billion at December 31, 2015. Consumer real estate loans, increased $20.4 million, or 2.3%, from December 31, 2015. Combined, home equity loans and lines of credit made up 65.4% and 65.2% of the consumer real estate loan total at June 30, 2016 and December 31, 2015, respectively. We offer home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans. In general, we do not originate 1-4 family mortgage loans; however, from time to time, we may invest in such loans to meet the needs of our customers. Consumer and other loans, increased $15.6 million, or 3.6%, from December 31, 2015. The consumer and other loan portfolio primarily consists of automobile loans, overdrafts, unsecured revolving credit products, personal loans secured by cash and cash equivalents and other similar types of credit facilities.

Non-Performing Assets
Non-performing assets and accruing past due loans are presented in the table below. Troubled debt restructurings on non-accrual status are reported as non-accrual loans. Troubled debt restructurings on accrual status are reported separately.

	June 30, 2016	December 31, 2015
Non-accrual loans:
Commercial and industrial	$27,955	$25,111
Energy	42,755	21,180
Commercial real estate:
Buildings, land and other	11,469	34,519
Construction	551	569
Consumer real estate	2,132	1,862
Consumer and other	268	226
Total non-accrual loans	85,130	83,467
Restructured loans	1,946	—
Foreclosed assets:
Real estate	2,375	2,255
Other	—	—
Total foreclosed assets	2,375	2,255
Total non-performing assets	$89,451	$85,722

Ratio of non-performing assets to:
Total loans and foreclosed assets	0.77%	0.75%
Total assets	0.31	0.30
Accruing past due loans:
30 to 89 days past due	$82,073	$59,480
90 or more days past due	30,352	8,108
Total accruing past due loans	$112,425	$67,588
Ratio of accruing past due loans to total loans:
30 to 89 days past due	0.71%	0.52%
90 or more days past due	0.26	0.07
Total accruing past due loans	0.97%	0.59%
Non-performing assets include non-accrual loans, troubled debt restructurings and foreclosed assets. Non-performing assets at June 30, 2016 increased $3.7 million from December 31, 2015 primarily due to an increase in non-accrual energy loans partly offset by a decrease in non-accrual commercial real estate loans. Non-accrual energy loans included two credit relationships in excess of $5 million totaling $28.5 million at June 30, 2016 and one such credit relationship totaling $12.5 million at December 31, 2015. The increase in non-accrual energy loans during 2016 is related to the sustained decline in oil prices which has significantly impacted our customers in the energy industry, as more fully discussed in the section captioned “Allowance for Loan Losses” below. Non-accrual commercial and industrial loans included one credit relationship in excess of $5 million at both June 30, 2016 and December 31, 2015. This credit relationship totaled $11.9 million at June 30, 2016 and $15.0 million at December 31, 2015. Non-accrual real estate loans primarily consist of land development, 1-4 family residential construction credit relationships and loans secured by office buildings and religious facilities. Non-accrual commercial real estate loans included one credit relationship in excess of $5 million totaling $22.6 million at December 31, 2015. This credit relationship paid-off during the second quarter of 2016.
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
Foreclosed assets represent property acquired as the result of borrower defaults on loans. Foreclosed assets are recorded at estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for loan losses. Regulatory guidelines require us to reevaluate the fair value of foreclosed assets on at least an annual basis. Our policy is to comply with the regulatory guidelines. Write-downs are provided for subsequent declines in value and are included in other non-interest expense along with other expenses related to maintaining the properties. There were no significant write-downs of foreclosed assets during the six months ended June 30, 2016 or 2015.
Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At June 30, 2016 and December 31, 2015, we had $113.9 million and $110.3 million in loans of this type which are not included in any one of the non-accrual, restructured or 90 days past due loan categories. At June 30, 2016, potential problem loans consisted of nine credit relationships. Of the total outstanding balance at June 30, 2016, 69.8% related to five customers in the energy industry, 11.7% related to a customer in distribution and 11.0% related to two customers in manufacturing. Weakness in these organizations’ operating performance and financial condition, among other factors, have caused us to heighten the attention given to these credits.
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
The table below provides, as of the dates indicated, an allocation of the allowance for loan losses by loan type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	June 30, 2016	December 31, 2015
Commercial and industrial	$47,578	$42,993
Energy	66,339	54,696
Commercial real estate	27,063	24,313
Consumer real estate	3,935	4,659
Consumer and other	4,799	9,198
Total	$149,714	$135,859
The reserve allocated to commercial and industrial loans at June 30, 2016 increased $4.6 million compared to December 31, 2015. The increase was due to an increase in historical and specific valuation allowances partly offset by decreases in general valuation allowances and macroeconomic valuation allowances. Historical valuation allowances increased $4.6 million from $25.4 million at December 31, 2015 to $30.0 million at June 30, 2016. The increase was primarily related to an increase in the volume of classified loans (loans having a risk grade of 11, 12 or 13) and an increase in the historical loss allocation factor applied to non-classified commercial and industrial loans graded as "watch" (risk grade 9). Classified commercial and industrial loans totaled $113.4 million at June 30, 2016 compared to $74.6 million at December 31, 2015. The weighted-average risk grade of commercial and industrial loans was 6.25 at June 30, 2016 compared to 6.13 at December 31, 2015. Commercial loan net charge-offs totaled $5.1 million during the first six months of 2016 compared to $2.5 million during the first six months of 2015. Specific valuation allowances increased $2.3 million from $2.4 million at December 31, 2015 to $4.7 million at June 30, 2016. General valuation allowances for commercial and industrial loans decreased $2.2 million from $7.3 million at December 31, 2015 to $5.1 million at June 30, 2016. The decrease was primarily related to decreases in allocations for excessive industry concentrations, highly leveraged credit relationships, loans not reviewed by concurrence, large credit relationships and policy exceptions partly offset by a decrease in the adjustment for recoveries. Macroeconomic valuation allowances for commercial and industrial loans decreased $149 thousand from $7.8 million at December 31, 2015 to $7.7 million at June 30, 2016. The decrease was primarily related to a decrease in the distressed industries allocation partly offset by an increase in the environmental risk adjustment.
The reserve allocated to energy loans at June 30, 2016 increased $11.6 million compared to December 31, 2015. As a result, reserves allocated to energy loans as a percentage of total energy loans totaled 4.41% at June 30, 2016 compared to 3.11% at December 31, 2015. This increase was primarily related to increases in historical valuation allowances and specific valuation allowances partly offset by decreases in macroeconomic valuation allowances and general valuation allowances.

Historical valuation allowances increased $21.0 million from $21.2 million at December 31, 2015 to $42.2 million at June 30, 2016. The increase in historical valuation allowances was partly due to a significant increase in the volume of classified energy loans, particularly those graded as “substandard - accrual” (risk grade 11), an increase in the historical loss allocation factor applied to non-classified energy loans graded as "watch" (risk grade 9) and an increase in the volume of non-classified energy loans graded as “special mention” (risk grade 10). These increases were partly offset by the impact of decreases in the historical loss allocation factor applied to non-classified energy loans graded as "pass" and "special mention" and classified energy loans graded as "substandard" (risk grades 11 and 12). Classified energy loans totaled $270.5 million at June 30, 2016 compared to $98.0 million at December 31, 2015. Non-classified energy loans graded as “watch” and “special mention” totaled $420.5 million at June 30, 2016 compared to $274.4 million at December 31, 2015, increasing $146.1 million while "pass" grade energy loans decreased $573.2 million from $1.4 billion December 31, 2015 to $812.6 million at June 30, 2016. The overall decrease in non-classified energy loans reflects the migration of energy loans into higher risk grade categories. The weighted-average risk grade of energy loans was 8.07 at June 30, 2016 compared to 6.89 at December 31, 2015. This upward migration in the weighted-average risk grade for energy loans was heavily influenced by regulatory guidance related to energy loan classifications. Specific valuation allowances for energy loans increased $500 thousand from $2.0 million at December 31, 2015 to $2.5 million at June 30, 2016. At such dates, specific valuation allowance were related to the same credit relationship which had an outstanding balance of $12.5 million at at December 31, 2015 and $8.4 million at June 30, 2016, the decrease resulting from a partial charge-off. Energy loan net charge-offs totaled $17.8 million during the first six months of 2016 compared to a net recovery of $3 thousand during the first six months of 2015. The charge-offs in 2016 were primarily related to three large credit relationships for which, at the time we recognized the charged-offs, had associated specific valuation allowances totaling $27.5 million. Macroeconomic valuation allowances related to energy loans totaled $17.9 million at June 30, 2016 compared to $26.0 million at December 31, 2015. As discussed in our 2015 Form 10-K, we performed a sensitivity stress test as of December 31, 2015 and, as a result of our analysis, we recognized an additional $22.0 million provision for loan losses during the fourth quarter of 2015 to allocate additional reserves for the added inherent risk resulting from continued oil price volatility and the ongoing downturn in the energy industry. Since then, oil prices decreased sharply and subsequently rebounded from the low-point in January 2016. The price per barrel of crude oil was approximately $37 at December 31, 2015 and subsequently declined below $30 in January 2016. At June 30, 2016, the price per barrel of crude oil was approximately $48. The decrease in the reserve allocated for general macroeconomic risk resulted as the risks associated with the continued oil price volatility and the ongoing downturn in the energy industry are now reflected in other components of the overall reserves allocated for energy loans, primarily the aforementioned increases in historical valuation allowances resulting from the upward migration of energy loan risk grades. General valuation allowances decreased $1.8 million primarily due to a decrease in allocations for excessive industry concentrations and, to a lesser extent, decreases in allocations for highly leveraged credit relationships and large credit relationships.
The reserve allocated to commercial real estate loans at June 30, 2016 increased $2.8 million compared to December 31, 2015. The increase was primarily related to an increase in macroeconomic valuation allowances and, to a lesser extent increases in specific and historical valuation allowances partly offset by a decrease in general valuation allowances. Macroeconomic valuation allowances increased $2.9 million from $4.2 million at December 31, 2015 to $7.1 million at June 30, 2016. The increase was primarily related to current economic trends impacting our Houston market area as on-going weakness in the energy sector has impacted the market's commercial real estate sector resulting in decreased construction, more rent concessions and higher vacancy rates. Specific valuation allowances on commercial real estate loans totaled $875 thousand at June 30, 2016 while there were no specific valuation allowances at December 31, 2015. Historical valuation allowances increased $342 thousand primarily due to increases in the volume of both non-classified and classified commercial real estate loans partly offset by decreases in the historical loss allocation factors for all grades of commercial real estate loans. Non-classified commercial real estate loans increased $173.0 million from December 31, 2015 to June 30, 2016 primarily due to an increase in commercial real estate loans graded as “pass.” Classified commercial real estate loans increased $9.9 million from $86.8 million at December 31, 2015 to $96.6 million at June 30, 2016. The weighted-average risk grade of commercial real estate loans was 6.92 at June 30, 2016 compared to 6.88 at December 31, 2015. The decrease in general valuation allowances was primarily related to decreases in allocations for loans not reviewed by concurrence, which decreased $594 thousand, and allowances related to large credit relationships, which decreased $387 thousand, among other things.
The reserve allocated to consumer real estate loans at June 30, 2016 decreased $724 thousand compared to December 31, 2015. This decrease was mostly due to a decrease in general valuation allowances allocated for loans not reviewed by concurrence, which decreased $572 thousand and an increase in the reduction for recoveries, which increased $196 thousand.
The reserve allocated to consumer and other loans at June 30, 2016 decreased $4.4 million compared to December 31, 2015. The decrease was primarily related to decreases in historical valuation allowances and macroeconomic valuation allowances partly offset by an increase in general valuation allowances. The decrease in historical valuation allowances was primarily due to a decrease in the historical loss allocation factor applied to consumer and other loans, which was related to a change in the way we estimate valuation allowances for consumer and other loans and, now separately, for overdrafts (See Note 3 - Loans). The decrease in macroeconomic valuation allowances was related to a decrease in the environmental risk adjustment due to decreases in the historical valuation allowances to which the environmental adjustment factor is applied. This decrease was partly offset by the impact of an increase in the environmental risk adjustment factor. The increase in general valuation allowances was primarily related to a decrease in the adjustment for recoveries, which was primarily related to the aforementioned change in the way we estimate valuation allowances for consumer and other loans and, now separately, for overdrafts.
Activity in the allowance for loan losses is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$161,880	$105,708	$135,859	$99,542
Provision for loan losses	9,189	2,873	37,689	11,035
Charge-offs:
Commercial and industrial	(4,857)	(2,374)	(6,718)	(4,506)
Energy	(16,749)	—	(17,760)	—
Commercial real estate	(19)	—	(47)	(478)
Consumer real estate	(23)	(21)	(177)	(101)
Consumer and other	(3,252)	(2,692)	(5,976)	(5,497)
Total charge-offs	(24,900)	(5,087)	(30,678)	(10,582)
Recoveries:
Commercial and industrial	891	691	1,620	1,971
Energy	2	1	2	3
Commercial real estate	502	294	598	466
Consumer real estate	97	102	350	154
Consumer and other	2,053	2,025	4,274	4,018
Total recoveries	3,545	3,113	6,844	6,612
Net charge-offs	(21,355)	(1,974)	(23,834)	(3,970)
Balance at end of period	$149,714	$106,607	$149,714	$106,607

Ratio of allowance for loan losses to:
Total loans	1.29%	0.94%	1.29%	0.94%
Non-accrual loans	175.87	212.99	175.87	212.99
Ratio of annualized net charge-offs to average total loans	0.74	0.07	0.42	0.07
The provision for loan losses increased $26.7 million, or 241.5%, during the six months ended June 30, 2016 compared to the same period in 2015. The increase in the provision for loan losses during the six months ended June 30, 2016 was mostly related to an increase in the volume of classified energy, commercial and industrial and commercial real estate loans; a significant increase in net charge-offs, particularly related to energy loans; higher levels of specific valuation allowances; and increases in the weighted-average risk grades of our energy, commercial and industrial and commercial real estate loan portfolios. Classified energy, commercial and industrial and commercial real estate loans totaled $480.6 million at June 30, 2016 compared to $259.4 million at December 31, 2015. Net charge-offs during the six months ended June 30, 2016 totaled $23.8 million compared to $4.0 million during the same period in 2015, with the majority of this increase related to energy loans. Specific valuation allowances related to energy, commercial and industrial and commercial real estate loans totaled $8.1 million at June 30, 2016 compared to $4.4 million at December 31, 2015. The overall weighted-average risk grades of our energy, commercial and industrial and commercial real estate loan portfolios was 6.81 at June 30, 2016 compared to 6.58 at December 31, 2015. The ratio of the allowance for loan losses to total loans was 1.29% at June 30, 2016 compared to 1.18% at December 31, 2015. Management believes the recorded amount of the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, our estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.
Capital and Liquidity
Capital. Shareholders’ equity totaled $3.1 billion at June 30, 2016 and $2.9 billion December 31, 2015. In addition to net income of $140.3 million, other sources of capital during the six months ended June 30, 2016 included other comprehensive income, net of tax, of $167.5 million, $5.5 million related to stock-based compensation and $3.6 million in proceeds from stock option exercises and related tax benefits of $65 thousand. Uses of capital during the six months ended June 30, 2016 included $70.6 million of dividends paid on preferred and common stock.

The accumulated other comprehensive income/loss component of shareholders’ equity totaled a net, after-tax, unrealized gain of $281.4 million at June 30, 2016 compared to a net, after-tax, unrealized gain of $113.9 million at December 31, 2015. The increase was primarily due to a $177.4 million net after-tax increase in the net unrealized gain on securities available for sale.
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
We paid a quarterly dividend of $0.53 and $0.54 per common share during the first and second quarters of 2016, respectively, and a quarterly dividend of $0.51 and $0.53 per common share during the first and second quarters of 2015, respectively. This equates to a common stock dividend payout ratio of 48.8% and 46.6% during the first six months of 2016 and 2015, respectively. Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our capital stock may be impacted by certain restrictions under the terms of our junior subordinated deferrable interest debentures and our Series A Preferred Stock as described in Note 7 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.
Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. Stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. We did not have any active stock repurchase plans during the first six months of 2016. See Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds, included elsewhere in this report.
Liquidity. As more fully discussed in our 2015 Form 10-K, our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of June 30, 2016, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity, that would have a material adverse effect on us.
Since Cullen/Frost is a holding company and does not conduct operations, our primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 7 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At June 30, 2016, Cullen/Frost had liquid assets, including cash and resell agreements, totaling $202.0 million.
Accounting Standards Updates
See Note 17 - Accounting Standards Updates in the accompanying notes to consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on our financial statements.

Consolidated Average Balance Sheets and Interest Income Analysis - Quarter To Date
(Dollars in thousands - taxable-equivalent basis)

	June 30, 2016			June 30, 2015
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$2,813,861	$3,602	0.51%	$2,857,013	$1,836	0.26%
Federal funds sold and resell agreements	37,353	59	0.63	17,807	21	0.47
Securities:
Taxable	5,284,574	25,531	1.99	5,386,850	27,917	2.12
Tax-exempt	6,509,323	89,240	5.64	6,076,601	83,917	5.59
Total securities	11,793,897	114,771	4.00	11,463,451	111,834	3.97
Loans, net of unearned discounts	11,537,472	114,675	4.00	11,259,097	109,563	3.90
Total Earning Assets and Average Rate Earned	26,182,583	233,107	3.62	25,597,368	223,254	3.52
Cash and due from banks	493,333			513,053
Allowance for loan losses	(163,155)			(107,121)
Premises and equipment, net	561,486			507,022
Accrued interest and other assets	1,165,513			1,165,032
Total Assets	$28,239,760			$27,675,354

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$8,807,403			$9,184,085
Correspondent banks	318,740			342,459
Public funds	491,245			423,815
Total non-interest-bearing demand deposits	9,617,388			9,950,359
Interest-bearing deposits:
Private accounts
Savings and interest checking	5,765,494	259	0.02	4,793,645	246	0.02
Money market deposit accounts	7,397,712	1,185	0.06	7,647,542	1,544	0.08
Time accounts	811,714	283	0.14	897,341	355	0.16
Public funds	429,684	46	0.04	402,624	37	0.04
Total interest-bearing deposits	14,404,604	1,773	0.05	13,741,152	2,182	0.06
Total deposits	24,021,992			23,691,511
Federal funds purchased and repurchase agreements	718,784	52	0.03	610,653	38	0.02
Junior subordinated deferrable interest debentures	136,092	803	2.36	136,035	672	1.98
Subordinated notes payable and other notes	99,918	321	1.29	99,798	231	0.93
Total Interest-Bearing Funds and Average Rate Paid	15,359,398	2,949	0.08	14,587,638	3,123	0.09
Accrued interest and other liabilities	238,168			235,561
Total Liabilities	25,214,954			24,773,558
Shareholders’ Equity	3,024,806			2,901,796
Total Liabilities and Shareholders’ Equity	$28,239,760			$27,675,354
Net interest income		$230,158			$220,131
Net interest spread			3.54%			3.43%
Net interest income to total average earning assets			3.57%			3.47%
For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis - Year To Date
(Dollars in thousands - taxable-equivalent basis)

	June 30, 2016			June 30, 2015
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$2,838,798	$7,255	0.51%	$2,985,087	$3,806	0.26%
Federal funds sold and resell agreements	37,225	117	0.63	19,194	41	0.43
Securities:
Taxable	5,171,747	51,505	2.05	5,541,830	58,089	2.14
Tax-exempt	6,497,678	177,669	5.61	5,998,506	165,008	5.59
Total securities	11,669,425	229,174	4.03	11,540,336	223,097	3.94
Loans, net of unearned discounts	11,517,498	228,614	3.99	11,166,756	216,684	3.91
Total Earning Assets and Average Rate Earned	26,062,946	465,160	3.62	25,711,373	443,628	3.49
Cash and due from banks	512,475			538,619
Allowance for loan losses	(151,186)			(104,366)
Premises and equipment, net	559,422			484,459
Accrued interest and other assets	1,180,399			1,175,203
Total Assets	$28,164,056			$27,805,288

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$8,970,165			$9,147,374
Correspondent banks	337,419			357,936
Public funds	530,689			450,253
Total non-interest-bearing demand deposits	9,838,273			9,955,563
Interest-bearing deposits:
Private accounts
Savings and interest checking	5,439,878	514	0.02	4,781,517	493	0.02
Money market deposit accounts	7,425,438	2,375	0.06	7,743,298	3,563	0.09
Time accounts	816,453	575	0.14	910,581	809	0.18
Public funds	469,020	96	0.04	410,286	73	0.04
Total interest-bearing deposits	14,150,789	3,560	0.05	13,845,682	4,938	0.07
Total deposits	23,989,062		0.03	23,801,245		0.04
Federal funds purchased and repurchase agreements	701,977	108	0.03	613,174	74	0.02
Junior subordinated deferrable interest debentures	136,085	1,553	2.28	136,028	1,327	1.95
Subordinated notes payable and other notes	99,903	608	1.22	99,783	455	0.91
Total Interest-Bearing Funds and Average Rate Paid	15,088,754	5,829	0.08	14,694,667	6,794	0.09
Accrued interest and other liabilities	245,886			255,814
Total Liabilities	25,172,913			24,906,044
Shareholders’ Equity	2,991,143			2,899,244
Total Liabilities and Shareholders’ Equity	$28,164,056			$27,805,288
Net interest income		$459,331			$436,834
Net interest spread			3.54%			3.40%
Net interest income to total average earning assets			3.58%			3.44%
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
For modeling purposes, as of June 30, 2016, the model simulations projected that a 100 basis point ratable increase in interest rates would result in a positive variance in net interest income of 0.3% and a 200 basis point ratable increase in interest rates would result in a positive variance in net interest income of 1.3%, relative to the flat-rate case over the next 12 months, while a decrease in interest rates of 50 basis points would result in a negative variance in net interest income of 5.7% relative to the flat-rate case over the next 12 months. The June 30, 2016 model simulations were impacted by the assumption, for modeling purposes, that we will begin to pay interest on commercial demand deposits (those not already receiving an earnings credit rate) in the third quarter of 2016, as further discussed below. As of June 30, 2015, the model simulations projected that a 100 basis point ratable increase in interest rates would result in a negative variance in net interest income of 0.1% and a 200 basis point ratable increase in interest rates would result in positive variance in net interest income of 0.3%, relative to the flat-rate case over the next 12 months, while a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 3.0% relative to the flat-rate case over the next 12 months. The June 30, 2015 model simulations were impacted by the assumption, for modeling purposes, that we would begin to pay interest on commercial demand deposits (those not already receiving an earnings credit rate) in the third quarter of 2015.
The model simulations as of June 30, 2016 indicate that our balance sheet is more asset sensitive in comparison to our balance sheet as of June 30, 2015. The shift to a more asset sensitive position was primarily due to a decrease in the relative proportion of projected average interest bearing deposits to projected total average deposits and an increase in projected loan prepayments with a reinvestment of such funds in loans and securities at higher projected rates.
As mentioned above, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) repealed the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. To date, we have not experienced any significant additional interest costs as a result of the repeal; however, we may begin to incur interest costs associated with certain demand deposits in the future as market conditions warrant. If this were to occur, our balance sheet would likely become more liability sensitive. Because the interest rate that will ultimately be paid on these demand deposits depends upon a variety of factors, some of which are beyond our control, we assumed an aggressive pricing structure for the purposes of the model simulations discussed above with interest payments beginning in the third quarter of 2016. Should the actual interest rate paid on demand deposits be less than the rate assumed in the model simulations, or should the interest rate paid for demand deposits become an administered rate with less direct correlation to movements in general market interest rates, our balance sheet could be more asset sensitive than the model simulations might otherwise indicate.
As of June 30, 2016, the effects of a 200 basis point increase and a 50 basis point decrease in interest rates on our derivative holdings would not result in a significant variance in our net interest income.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases we made or were made on our behalf or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended June 30, 2016. Dollar amounts in thousands.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plan at the End of the Period
April 1, 2016 to April 30, 2016	—	$—	—	$—
May 1, 2016 to May 31, 2016	—	—	—	—
June 1, 2016 to June 30, 2016	—	—	—	—
Total	—	$—	—	—

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

Cullen/Frost Bankers, Inc.
(Registrant)

Date:	July 27, 2016	By:	/s/ Jerry Salinas
Jerry Salinas
Group Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer, Principal Financial
Officer and Principal Accounting Officer)