Form 10-Q
period 2016-09-30
CULLEN/FROST BANKERS, INC.
filed 2016-10-26
CIK 39263

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2016
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of October 20, 2016 there were 62,959,854 shares of the registrant’s Common Stock, $.01 par value, outstanding.

Cullen/Frost Bankers, Inc.
Quarterly Report on Form 10-Q
September 30, 2016

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Cullen/Frost Bankers, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	September 30, 2016	December 31, 2015
Assets:
Cash and due from banks	$563,835	$532,824
Interest-bearing deposits	3,396,686	2,991,782
Federal funds sold and resell agreements	34,867	66,917
Total cash and cash equivalents	3,995,388	3,591,523
Securities held to maturity, at amortized cost	2,264,460	2,663,009
Securities available for sale, at estimated fair value	10,162,826	9,206,358
Trading account securities	25,699	16,579
Loans, net of unearned discounts	11,581,410	11,486,531
Less: Allowance for loan losses	(149,773)	(135,859)
Net loans	11,431,637	11,350,672
Premises and equipment, net	564,372	559,124
Goodwill	654,668	654,668
Other intangible assets, net	6,931	8,800
Cash surrender value of life insurance policies	176,963	175,191
Accrued interest receivable and other assets	319,968	340,018
Total assets	$29,602,912	$28,565,942

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$10,280,060	$10,270,233
Interest-bearing deposits	14,827,488	14,073,362
Total deposits	25,107,548	24,343,595
Federal funds purchased and repurchase agreements	804,302	893,522
Junior subordinated deferrable interest debentures, net of unamortized issuance costs	136,112	136,069
Other long-term borrowings, net of unamortized issuance costs	99,960	99,870
Accrued interest payable and other liabilities	293,194	202,543
Total liabilities	26,441,116	25,675,599

Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; 6,000,000 Series A shares ($25 liquidation preference) issued at September 30, 2016 and December 31, 2015	144,486	144,486
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 63,632,464 shares issued at September 30, 2016 and December 31, 2015	637	637
Additional paid-in capital	905,348	897,350
Retained earnings	1,942,561	1,845,188
Accumulated other comprehensive income, net of tax	215,513	113,863
Treasury stock, at cost; 741,210 shares at September 30, 2016 and 1,650,131 shares at December 31, 2015	(46,749)	(111,181)
Total shareholders’ equity	3,161,796	2,890,343
Total liabilities and shareholders’ equity	$29,602,912	$28,565,942
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income:
Loans, including fees	$114,368	$111,087	$340,303	$324,858
Securities:
Taxable	25,897	27,518	77,402	85,607
Tax-exempt	53,065	49,518	154,308	144,117
Interest-bearing deposits	4,111	1,937	11,366	5,743
Federal funds sold and resell agreements	48	28	165	69
Total interest income	197,489	190,088	583,544	560,394
Interest expense:
Deposits	1,749	2,138	5,309	7,076
Federal funds purchased and repurchase agreements	44	39	152	113
Junior subordinated deferrable interest debentures	839	689	2,392	2,016
Other long-term borrowings	350	241	958	696
Total interest expense	2,982	3,107	8,811	9,901
Net interest income	194,507	186,981	574,733	550,493
Provision for loan losses	5,045	6,810	42,734	17,845
Net interest income after provision for loan losses	189,462	180,171	531,999	532,648
Non-interest income:
Trust and investment management fees	26,451	25,590	77,806	79,223
Service charges on deposit accounts	20,540	20,854	60,769	60,664
Insurance commissions and fees	11,029	11,763	35,812	36,528
Interchange and debit card transaction fees	5,435	5,031	15,838	14,591
Other charges, commissions and fees	10,703	10,016	29,825	28,570
Net gain (loss) on securities transactions	(37)	(52)	14,866	176
Other	7,993	10,176	21,358	25,823
Total non-interest income	82,114	83,378	256,274	245,575
Non-interest expense:
Salaries and wages	79,411	79,552	236,814	232,257
Employee benefits	17,844	16,210	55,861	53,776
Net occupancy	18,202	17,380	53,631	48,890
Furniture and equipment	17,979	16,286	53,474	47,469
Deposit insurance	4,558	3,676	12,412	10,852
Intangible amortization	586	816	1,869	2,559
Other	41,925	41,649	125,048	124,516
Total non-interest expense	180,505	175,569	539,109	520,319
Income before income taxes	91,071	87,980	249,164	257,904
Income taxes	10,852	12,130	28,622	36,814
Net income	80,219	75,850	220,542	221,090
Preferred stock dividends	2,016	2,016	6,047	6,047
Net income available to common shareholders	$78,203	$73,834	$214,495	$215,043

Earnings per common share:
Basic	$1.24	$1.18	$3.44	$3.41
Diluted	1.24	1.17	3.42	3.39
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$80,219	$75,850	$220,542	$221,090
Other comprehensive income (loss), before tax:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	(95,641)	86,445	191,865	7,704
Change in net unrealized gain on securities transferred to held to maturity	(7,278)	(8,831)	(24,629)	(24,925)
Reclassification adjustment for net (gains) losses included in net income	37	52	(14,866)	(176)
Total securities available for sale and transferred securities	(102,882)	77,666	152,370	(17,397)
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	1,585	1,748	4,691	5,246
Remeasurement of projected benefit obligation related to SERP	—	—	(862)	—
Reclassification adjustment for SERP settlement costs included in net income	—	—	187	—
Total defined-benefit post-retirement benefit plans	1,585	1,748	4,016	5,246
Other comprehensive income (loss), before tax	(101,297)	79,414	156,386	(12,151)
Deferred tax expense (benefit) related to other comprehensive income	(35,453)	27,795	54,736	(4,253)
Other comprehensive income (loss), net of tax	(65,844)	51,619	101,650	(7,898)
Comprehensive income (loss)	$14,375	$127,469	$322,192	$213,192
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

	Nine Months Ended September 30,
	2016	2015
Total shareholders’ equity at beginning of period	$2,890,343	$2,851,403
Net income	220,542	221,090
Other comprehensive income (loss)	101,650	(7,898)
Stock option exercises (908,921 shares in 2016 and 227,851 shares in 2015)	47,873	11,830
Stock compensation expense recognized in earnings	7,998	7,679
Tax benefits related to stock compensation	—	880
Purchase of treasury stock (1,095,308 shares in 2015)	—	(74,947)
Cash dividends – preferred stock (approximately $1.01 per share in both 2016 and in 2015)	(6,047)	(6,047)
Cash dividends – common stock ($1.61 per share in 2016 and $1.57 per share in 2015)	(100,563)	(99,017)
Total shareholders’ equity at end of period	$3,161,796	$2,904,973
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Nine Months Ended September 30,
	2016	2015
Operating Activities:
Net income	$220,542	$221,090
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	42,734	17,845
Deferred tax expense (benefit)	(11,629)	(12,234)
Accretion of loan discounts	(11,893)	(10,545)
Securities premium amortization (discount accretion), net	59,071	54,346
Net (gain) loss on securities transactions	(14,866)	(176)
Depreciation and amortization	35,712	30,931
Net (gain) loss on sale/write-down of assets/foreclosed assets	(373)	(786)
Stock-based compensation	7,998	7,679
Net excess tax benefit from stock-based compensation	1,610	880
Earnings on life insurance policies	(2,678)	(2,689)
Net change in:
Trading account securities	418	(818)
Accrued interest receivable and other assets	11,134	42,297
Accrued interest payable and other liabilities	(2,806)	10,939
Net cash from operating activities	334,974	358,759

Investing Activities:
Securities held to maturity:
Purchases	—	—
Sales	135,610	—
Maturities, calls and principal repayments	227,760	207,548
Securities available for sale:
Purchases	(10,079,302)	(5,843,502)
Sales	9,040,245	4,721,189
Maturities, calls and principal repayments	270,737	580,765
Proceeds from sale of loans	30,470	—
Net change in loans	(142,698)	(368,690)
Benefits received on life insurance policies	906	225
Proceeds from sales of premises and equipment	1,517	74
Purchases of premises and equipment	(32,647)	(119,049)
Proceeds from sales of repossessed properties	297	4,117
Net cash from investing activities	(547,105)	(817,323)

Financing Activities:
Net change in deposits	763,953	188,467
Net change in short-term borrowings	(89,220)	(170,940)
Proceeds from stock option exercises	47,873	11,830
Purchase of treasury stock	—	(74,947)
Cash dividends paid on preferred stock	(6,047)	(6,047)
Cash dividends paid on common stock	(100,563)	(99,017)
Net cash from financing activities	615,996	(150,654)

Net change in cash and cash equivalents	403,865	(609,218)
Cash and equivalents at beginning of period	3,591,523	4,364,123
Cash and equivalents at end of period	$3,995,388	$3,754,905

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
Cash Flow Reporting. Additional cash flow information was as follows:

	Nine Months Ended September 30,
	2016	2015
Cash paid for interest	$8,731	$9,906
Cash paid for income taxes	39,160	35,300
Significant non-cash transactions:
Securities purchased not yet settled	54,342	3,428
Loans foreclosed and transferred to other real estate owned and foreclosed assets	422	826
Loans to facilitate the sale of other real estate owned	—	20
Accounting Changes, Reclassifications and Restatements. Certain items in prior financial statements have been reclassified to conform to the current presentation. In that regard, in connection with the adoption of ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the presentation of Debt Issuance Costs,” which requires unamortized debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, our consolidated balance sheet as of December 31, 2015 reflects a $1.2 million decrease in accrued interest receivable and other assets, a $1.0 million decrease in junior subordinated deferrable interest debentures and a $130 thousand decrease in other long-term borrowings.
Additionally, during the third quarter of 2016, we elected to adopt the provisions of ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” in advance of the required application date of January 1, 2017. Our financial statements for the three and nine months ended September 30, 2016 are presented as if we adopted ASU 2016-09 on January 1, 2016. ASU 2016-09 requires that all income tax effects related to settlements of share-based payment awards be reported in earnings as an increase (or decrease) to income tax expense. Previously, income tax benefits at settlement of an award were reported as an increase (or decrease) to additional paid-in capital to the extent that those benefits were greater than (or less than) the income tax benefits recognized in earnings during the award's vesting period. The requirement to report those income tax effects in earnings has been applied to settlements occurring on or after January 1, 2016 and the impact of applying that guidance reduced reported income tax expense by $1.5 million, or approximately $0.02 per diluted common share, and $1.6 million, or approximately $0.03 per diluted common share, for the three and nine months ended September 30, 2016, respectively.
ASU 2016-09 also requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award's vesting period. We have elected to apply that change in cash flow classification on a retrospective basis, which has resulted in an $880 thousand increase to net cash from operating activities and a corresponding decrease to net cash from financing activities in the accompanying consolidated statement of cash flows for the nine months ended September 30, 2015, as compared to the amounts previously reported.
In connection with the adoption of ASU 2016-09, we have also elected to change our accounting policy to recognize forfeitures as they occur. The impact of this change and that of the remaining provisions of ASU 2016-09 did not have significant impact on our financial statements.
Note 2 - Securities
Securities. A summary of the amortized cost and estimated fair value of securities, excluding trading securities, is presented below.

	September 30, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity
U.S. Treasury	$249,774	$3,683	$—	$253,457	$249,441	$7,776	$—	$257,217
Residential mortgage-backed securities	4,633	68	—	4,701	6,456	63	4	6,515
States and political subdivisions	2,008,703	62,028	3,809	2,066,922	2,405,762	46,003	6,149	2,445,616
Other	1,350	—	—	1,350	1,350	—	13	1,337
Total	$2,264,460	$65,779	$3,809	$2,326,430	$2,663,009	$53,842	$6,166	$2,710,685
Available for Sale
U.S. Treasury	$3,984,791	$114,958	$—	$4,099,749	$3,980,986	$22,041	$8,507	$3,994,520
Residential mortgage-backed securities	805,227	44,388	72	849,543	1,000,024	42,142	734	1,041,432
States and political subdivisions	4,966,187	210,657	5,794	5,171,050	3,996,113	133,305	1,459	4,127,959
Other	42,484	—	—	42,484	42,447	—	—	42,447
Total	$9,798,689	$370,003	$5,866	$10,162,826	$9,019,570	$197,488	$10,700	$9,206,358
All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. At September 30, 2016, approximately 98.0% of the securities in our municipal bond portfolio were issued by political subdivisions or agencies within the State of Texas, of which approximately 68.2% are either guaranteed by the Texas Permanent School Fund, which has a “triple A” insurer financial strength rating, or secured by U.S. Treasury securities via defeasance of the debt by the issuers. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the table above. The carrying value of securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $3.3 billion at September 30, 2016 and $3.9 billion and December 31, 2015.
During the fourth quarter of 2012, we reclassified certain securities from available for sale to held to maturity. The securities had an aggregate fair value of $2.3 billion with an aggregate net unrealized gain of $165.7 million ($107.7 million, net of tax) on the date of the transfer. Some of these securities were sold during the first quarter of 2016, as more fully discussed below. The net unamortized, unrealized gain on the remaining transferred securities included in accumulated other comprehensive income in the accompanying balance sheet as of September 30, 2016 totaled $35.3 million ($23.0 million, net of tax). This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities.

Unrealized Losses. As of September 30, 2016, securities with unrealized losses, segregated by length of impairment, were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Held to Maturity
States and political subdivisions	$3,084	$1	$186,220	$3,808	$189,304	$3,809
Total	$3,084	$1	$186,220	$3,808	$189,304	$3,809
Available for Sale
Residential mortgage-backed securities	$8,539	$28	$7,050	$44	$15,589	$72
States and political subdivisions	565,166	5,794	—	—	565,166	5,794
Total	$573,705	$5,822	$7,050	$44	$580,755	$5,866
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
Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time we will receive full value for the securities. Furthermore, as of September 30, 2016, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2016, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in our consolidated income statement.
Contractual Maturities. The amortized cost and estimated fair value of securities, excluding trading securities, at September 30, 2016 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities and equity securities are shown separately since they are not due at a single maturity date.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$687,531	$700,574	$82,116	$83,878
Due after one year through five years	279,353	296,816	4,109,251	4,204,075
Due after five years through ten years	323,435	333,322	848,652	899,310
Due after ten years	969,508	991,017	3,910,959	4,083,536
Residential mortgage-backed securities	4,633	4,701	805,227	849,543
Equity securities	—	—	42,484	42,484
Total	$2,264,460	$2,326,430	$9,798,689	$10,162,826
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
Sales of securities held to maturity were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Proceeds from sales	$—	$—	$135,610	$—
Amortized cost	—	—	131,840	—
Gross realized gains	—	—	3,770	—
Gross realized losses	—	—	—	—
Tax (expense) benefit of securities gains/losses	—	—	(1,319)	—
Sales of securities available for sale were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Proceeds from sales	$7,980,049	$4,497,202	$9,040,245	$4,721,189
Gross realized gains	1	—	11,134	228
Gross realized losses	(38)	(52)	(38)	(52)
Tax (expense) benefit of securities gains/losses	13	18	(3,884)	(62)
Premiums and Discounts. Premium amortization and discount accretion included in interest income on securities was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Premium amortization	$(22,762)	$(21,354)	$(67,321)	$(62,192)
Discount accretion	2,497	2,519	8,250	7,846
Net (premium amortization) discount accretion	$(20,265)	$(18,835)	$(59,071)	$(54,346)
Trading Account Securities. Trading account securities, at estimated fair value, were as follows:

	September 30, 2016	December 31, 2015
U.S. Treasury	$16,161	$16,443
States and political subdivisions	9,538	136
Total	$25,699	$16,579
Net gains and losses on trading account securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net gain on sales transactions	$379	$277	$1,032	$835
Net mark-to-market gains (losses)	—	6	(1)	(40)
Net gain (loss) on trading account securities	$379	$283	$1,031	$795

Note 3 - Loans
Loans were as follows:

	September 30, 2016	Percentage of Total	December 31, 2015	Percentage of Total
Commercial and industrial	$4,164,914	36.0%	$4,120,522	35.9%
Energy:
Production	962,943	8.3	1,249,678	10.9
Service	215,014	1.9	272,934	2.4
Other	206,950	1.8	235,583	2.0
Total energy	1,384,907	12.0	1,758,195	15.3
Commercial real estate:
Commercial mortgages	3,426,886	29.5	3,285,041	28.6
Construction	911,783	7.9	720,695	6.3
Land	300,233	2.6	286,991	2.5
Total commercial real estate	4,638,902	40.0	4,292,727	37.4
Consumer real estate:
Home equity loans	346,420	3.0	340,528	3.0
Home equity lines of credit	261,794	2.2	233,525	2.0
Other	321,043	2.8	306,696	2.6
Total consumer real estate	929,257	8.0	880,749	7.6
Total real estate	5,568,159	48.0	5,173,476	45.0
Consumer and other	463,430	4.0	434,338	3.8
Total loans	$11,581,410	100.0%	$11,486,531	100.0%
Concentrations of Credit. Most of our lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio, as well as other markets. The majority of our loan portfolio consists of commercial and industrial and commercial real estate loans. As of September 30, 2016, there were no concentrations of loans related to any single industry in excess of 10% of total loans other than energy loans, which totaled 12.0% of total loans. Unfunded commitments to extend credit and standby letters of credit issued to customers in the energy industry totaled $1.1 billion and $58.7 million, respectively, as of September 30, 2016.
Foreign Loans. We have U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at September 30, 2016 or December 31, 2015.
Non-Accrual and Past Due Loans. Non-accrual loans, segregated by class of loans, were as follows:

	September 30, 2016	December 31, 2015
Commercial and industrial	$32,010	$25,111
Energy	51,397	21,180
Commercial real estate:
Buildings, land and other	10,058	34,519
Construction	547	569
Consumer real estate	2,488	1,862
Consumer and other	333	226
Total	$96,833	$83,467
As of September 30, 2016, non-accrual loans reported in the table above included $32.2 million related to loans that were restructured as “troubled debt restructurings” during 2016. See the section captioned “Troubled Debt Restructurings” elsewhere in this note. Had non-accrual loans performed in accordance with their original contract terms, we would have recognized additional interest income, net of tax, of approximately $647 thousand and $2.4 million for the three and nine months ended September 30, 2016, compared to $352 thousand and $1.1 million for three and nine months ended September 30, 2015.

An age analysis of past due loans (including both accruing and non-accruing loans), segregated by class of loans, as of September 30, 2016 was as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and industrial	$8,751	$24,481	$33,232	$4,131,682	$4,164,914	$7,590
Energy	19,489	8,068	27,557	1,357,350	1,384,907	5,294
Commercial real estate:
Buildings, land and other	22,273	9,447	31,720	3,695,399	3,727,119	5,863
Construction	2,593	326	2,919	908,864	911,783	—
Consumer real estate	5,924	1,667	7,591	921,666	929,257	993
Consumer and other	4,309	1,263	5,572	457,858	463,430	1,122
Total	$63,339	$45,252	$108,591	$11,472,819	$11,581,410	$20,862
Impaired Loans. Impaired loans are set forth in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
September 30, 2016
Commercial and industrial	$38,174	$23,709	$5,159	$28,868	$4,410
Energy	54,251	43,080	8,298	51,378	2,500
Commercial real estate:
Buildings, land and other	13,007	6,686	1,601	8,287	875
Construction	326	326	—	326	—
Consumer real estate	971	662	—	662	—
Consumer and other	42	41	—	41	—
Total	$106,771	$74,504	$15,058	$89,562	$7,785
December 31, 2015
Commercial and industrial	$26,067	$18,776	$4,084	$22,860	$2,378
Energy	25,240	8,689	12,450	21,139	2,000
Commercial real estate:
Buildings, land and other	37,126	32,425	—	32,425	—
Construction	793	569	—	569	—
Consumer real estate	755	485	—	485	—
Consumer and other	—	—	—	—	—
Total	$89,981	$60,944	$16,534	$77,478	$4,378
The average recorded investment in impaired loans was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Commercial and industrial	$26,921	$25,487	$25,365	$28,457
Energy	47,003	6,883	57,309	3,760
Commercial real estate:
Buildings, land and other	8,904	13,003	20,444	14,658
Construction	326	249	548	1,507
Consumer real estate	545	836	508	709
Consumer and other	48	—	24	—
Total	$83,747	$46,458	$104,198	$49,091

Troubled Debt Restructurings. Troubled debt restructurings during the nine months ended September 30, 2016 and September 30, 2015 are set forth in the following table.

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Balance at Restructure	Balance at Period-End	Balance at Restructure	Balance at Period-End
Commercial and industrial	$510	$505	$709	$554
Energy	73,977	31,918	—	—
Commercial real estate:
Buildings, land and other	1,455	1,455	—	—
Construction	243	221	—	—
	$76,185	$34,099	$709	$554
The modifications during the nine months ended September 30, 2016 primarily related to extending amortization periods, converting loans to interest only for a period of time, deferral of interest payments and the waiver of certain covenants, while the modifications during the nine months ended September 30, 2015 primarily related to extending amortization periods and a temporary reduction in payments. The modifications during the reported periods did not significantly impact our determination of the allowance for loan losses. During the second quarter of 2016, we recognized a charge-off of $9.5 million related to a loan restructured during the first quarter of 2016. The loan was subsequently sold with proceeds from the sale totaling $30.5 million. We also recognized a charge-off of $4.0 million in connection with the restructuring of a loan during the second quarter of 2016.
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

	September 30, 2016		December 31, 2015
	Weighted Average Risk Grade	Loans	Weighted Average Risk Grade	Loans
Commercial and industrial:
Risk grades 1-8	5.95	$3,822,692	5.88	$3,869,203
Risk grade 9	9.00	105,510	9.00	100,670
Risk grade 10	10.00	128,029	10.00	76,030
Risk grade 11	11.00	77,022	11.00	49,508
Risk grade 12	12.00	27,241	12.00	22,644
Risk grade 13	13.00	4,420	13.00	2,467
Total	6.30	$4,164,914	6.13	$4,120,522
Energy
Risk grades 1-8	6.18	$748,765	6.12	$1,385,749
Risk grade 9	9.00	80,628	9.00	212,250
Risk grade 10	10.00	255,960	10.00	62,163
Risk grade 11	11.00	248,157	11.00	76,853
Risk grade 12	12.00	48,897	12.00	19,180
Risk grade 13	13.00	2,500	13.00	2,000
Total	8.13	$1,384,907	6.89	$1,758,195

(continued)	September 30, 2016		December 31, 2015
	Weighted Average Risk Grade	Loans	Weighted Average Risk Grade	Loans
Commercial real estate:
Buildings, land and other
Risk grades 1-8	6.64	$3,402,173	6.58	$3,280,435
Risk grade 9	9.00	124,088	9.00	140,900
Risk grade 10	10.00	110,896	10.00	72,577
Risk grade 11	11.00	79,904	11.00	43,601
Risk grade 12	12.00	9,183	12.00	34,519
Risk grade 13	13.00	875	13.00	—
Total	6.93	$3,727,119	6.85	$3,572,032
Construction
Risk grades 1-8	7.05	$899,971	6.91	$696,229
Risk grade 9	9.00	10,167	9.00	13,074
Risk grade 10	10.00	1,098	10.00	2,757
Risk grade 11	11.00	—	11.00	8,066
Risk grade 12	12.00	547	12.00	569
Risk grade 13	13.00	—	13.00	—
Total	7.08	$911,783	7.01	$720,695
Net (charge-offs)/recoveries, segregated by class of loans, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Commercial and industrial	$(3,079)	$(2,115)	$(8,177)	$(4,650)
Energy	(865)	—	(18,623)	3
Commercial real estate:
Buildings, land and other	259	187	801	174
Construction	9	15	18	16
Consumer real estate	(195)	(222)	(22)	(169)
Consumer and other	(1,115)	(909)	(2,817)	(2,388)
Total	$(4,986)	$(3,044)	$(28,820)	$(7,014)
In assessing the general economic conditions in the State of Texas, management monitors and tracks the Texas Leading Index (“TLI”), which is produced by the Federal Reserve Bank of Dallas. The TLI, the components of which are more fully described in our 2015 Form 10-K, totaled 122.7 at August 31, 2016 (most recent date available) and 123.0 at December 31, 2015. A higher TLI value implies more favorable economic conditions.
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

The following table presents details of the allowance for loan losses allocated to each portfolio segment as of September 30, 2016 and December 31, 2015 and detailed on the basis of the impairment evaluation methodology we used:

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
September 30, 2016
Historical valuation allowances	$31,026	$39,689	$16,403	$2,237	$4,541	$93,896
Specific valuation allowances	4,410	2,500	875	—	—	7,785
General valuation allowances	5,957	3,164	4,488	1,450	(55)	15,004
Macroeconomic valuation allowances	7,738	16,890	7,451	480	529	33,088
Total	$49,131	$62,243	$29,217	$4,167	$5,015	$149,773
Allocated to loans:
Individually evaluated	$4,410	$2,500	$875	$—	$—	$7,785
Collectively evaluated	44,721	59,743	28,342	4,167	5,015	141,988
Total	$49,131	$62,243	$29,217	$4,167	$5,015	$149,773
December 31, 2015
Historical valuation allowances	$25,428	$21,195	$15,544	$2,109	$12,813	$77,089
Specific valuation allowances	2,378	2,000	—	—	—	4,378
General valuation allowances	7,339	5,525	4,619	2,052	(6,932)	12,603
Macroeconomic valuation allowances	7,848	25,976	4,150	498	3,317	41,789
Total	$42,993	$54,696	$24,313	$4,659	$9,198	$135,859
Allocated to loans:
Individually evaluated	$2,378	$2,000	$—	$—	$—	$4,378
Collectively evaluated	40,615	52,696	24,313	4,659	9,198	131,481
Total	$42,993	$54,696	$24,313	$4,659	$9,198	$135,859
Our recorded investment in loans as of September 30, 2016 and December 31, 2015 related to each balance in the allowance for loan losses by portfolio segment and detailed on the basis of the impairment methodology we used was as follows:

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
September 30, 2016
Individually evaluated	$28,868	$51,378	$8,613	$662	$41	$89,562
Collectively evaluated	4,136,046	1,333,529	4,630,289	928,595	463,389	11,491,848
Total	$4,164,914	$1,384,907	$4,638,902	$929,257	$463,430	$11,581,410
December 31, 2015
Individually evaluated	$22,860	$21,139	$32,994	$485	$—	$77,478
Collectively evaluated	4,097,662	1,737,056	4,259,733	880,264	434,338	11,409,053
Total	$4,120,522	$1,758,195	$4,292,727	$880,749	$434,338	$11,486,531

The following table details activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2016 and 2015. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Three months ended:
September 30, 2016
Beginning balance	$47,578	$66,339	$27,063	$3,935	$4,799	$149,714
Provision for loan losses	4,632	(3,231)	1,886	427	1,331	5,045
Charge-offs	(4,036)	(884)	(9)	(287)	(3,300)	(8,516)
Recoveries	957	19	277	92	2,185	3,530
Net charge-offs	(3,079)	(865)	268	(195)	(1,115)	(4,986)
Ending balance	$49,131	$62,243	$29,217	$4,167	$5,015	$149,773
September 30, 2015
Beginning balance	$42,425	$26,300	$24,935	$4,702	$8,245	$106,607
Provision for loan losses	2,909	1,284	746	324	1,547	6,810
Charge-offs	(4,074)	—	(107)	(423)	(3,000)	(7,604)
Recoveries	1,959	—	309	201	2,091	4,560
Net charge-offs	(2,115)	—	202	(222)	(909)	(3,044)
Ending balance	$43,219	$27,584	$25,883	$4,804	$8,883	$110,373

Nine months ended:
September 30, 2016
Beginning balance	$42,993	$54,696	$24,313	$4,659	$9,198	$135,859
Provision for loan losses	14,315	26,170	4,085	(470)	(1,366)	42,734
Charge-offs	(10,754)	(18,644)	(56)	(464)	(9,276)	(39,194)
Recoveries	2,577	21	875	442	6,459	10,374
Net charge-offs	(8,177)	(18,623)	819	(22)	(2,817)	(28,820)
Ending balance	$49,131	$62,243	$29,217	$4,167	$5,015	$149,773
September 30, 2015
Beginning balance	$44,273	$14,919	$27,163	$5,178	$8,009	$99,542
Provision for loan losses	3,596	12,662	(1,470)	(205)	3,262	17,845
Charge-offs	(8,580)	—	(585)	(524)	(8,497)	(18,186)
Recoveries	3,930	3	775	355	6,109	11,172
Net charge-offs	(4,650)	3	190	(169)	(2,388)	(7,014)
Ending balance	$43,219	$27,584	$25,883	$4,804	$8,883	$110,373
Note 4 - Goodwill and Other Intangible Assets
Goodwill and other intangible assets are presented in the table below.

	September 30, 2016	December 31, 2015
Goodwill	$654,668	$654,668
Other intangible assets:
Core deposits	$5,698	$7,086
Customer relationships	1,200	1,557
Non-compete agreements	33	157
	$6,931	$8,800

The estimated aggregate future amortization expense for intangible assets remaining as of September 30, 2016 is as follows:

Remainder of 2016	$544
2017	1,619
2018	1,346
2019	1,102
2020	877
Thereafter	1,443
$6,931
Note 5 - Deposits
Deposits were as follows:

	September 30, 2016	Percentage of Total	December 31, 2015	Percentage of Total
Non-interest-bearing demand deposits:
Commercial and individual	$9,422,496	37.5%	$9,251,463	38.0%
Correspondent banks	316,037	1.3	378,930	1.6
Public funds	541,527	2.1	639,840	2.6
Total non-interest-bearing demand deposits	10,280,060	40.9	10,270,233	42.2
Interest-bearing deposits:
Private accounts:
Savings and interest checking	6,094,960	24.3	5,149,905	21.1
Money market accounts	7,510,102	29.9	7,536,998	31.0
Time accounts of $100,000 or more	457,229	1.8	463,740	1.9
Time accounts under $100,000	343,593	1.4	362,683	1.5
Total private accounts	14,405,884	57.4	13,513,326	55.5
Public funds:
Savings and interest checking	314,998	1.3	420,324	1.7
Money market accounts	88,553	0.3	93,969	0.4
Time accounts of $100,000 or more	17,379	0.1	44,941	0.2
Time accounts under $100,000	674	—	802	—
Total public funds	421,604	1.7	560,036	2.3
Total interest-bearing deposits	14,827,488	59.1	14,073,362	57.8
Total deposits	$25,107,548	100.0%	$24,343,595	100.0%
The following table presents additional information about our deposits:

	September 30, 2016	December 31, 2015
Deposits from the Certificate of Deposit Account Registry Service (CDARS)	$—	$2,615
Deposits from the Promontory Interfinancial Network Insured Cash Sweep Service (acquired in the acquisition of WNB Bancshares, Inc.)	—	7,440
Deposits from foreign sources (primarily Mexico)	753,312	747,008
Deposits not covered by deposit insurance	12,352,499	11,953,367

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
Financial instruments with off-balance-sheet risk were as follows:

	September 30, 2016	December 31, 2015
Commitments to extend credit	$7,094,000	$6,798,598
Standby letters of credit	252,752	277,158
Deferred standby letter of credit fees	2,042	2,115
Lease Commitments. We lease certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $7.8 million and $22.9 million during the three and nine months ended September 30, 2016 and $7.4 million and $22.7 million during the three and nine months ended September 30, 2015. There has been no significant change in our expected future minimum lease payments since December 31, 2015. See the 2015 Form 10-K for information regarding these commitments.
Comprehensive Development Agreement. In July 2015, we entered into a comprehensive development agreement with the City of San Antonio and an independent third party whereby, under separate agreements, we will sell our current headquarters building to the City of San Antonio and various adjacent properties to the third party. The third party has agreed to build a new office building where we will be the primary tenant. The agreement to sell our headquarters building was finalized in July 2015 and is expected to close in the fourth quarter of 2016, subject to certain contingencies. Under the terms of the agreement, we will lease-back our headquarters building until such time that construction of the new building is completed, which is currently expected to be in 2019. While significant gains or losses may be realized on the various individual property sales completed in connection with the comprehensive development agreement, we do not expect any such gains or losses in the aggregate to have a significant impact on our operations.
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
Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. For Cullen/Frost, additional Tier 1 capital at September 30, 2016 and December 31, 2015 includes $144.5 million of 5.375% non-cumulative perpetual preferred stock. Frost Bank did not have any additional Tier 1 capital beyond Common Equity Tier 1 at September 30, 2016 or December 31, 2015. At December 31, 2015, $33.3 million of trust preferred securities were included in Cullen/Frost's additional Tier 1 capital. Beginning January 1, 2016, trust preferred securities may not be included in Tier 1 capital. Trust preferred securities excluded from additional Tier 1 capital may be included in Tier 2 capital, without limitation.
Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both Cullen/Frost and Frost Bank includes a permissible portion of the allowance for loan losses. Tier 2 capital for Cullen/Frost also includes trust preferred securities that were excluded from Tier 1 capital and qualified subordinated debt. Cullen/Frost's Tier 2 capital included $133.0 million and $99.8 million of trust preferred securities at September 30, 2016 and December 31, 2015, respectively. At December 31, 2015, Tier 2 capital for Cullen/Frost included $20.0 million related to the permissible portion of our aggregate $100.0 million of floating rate subordinated notes.

The permissible portion of the notes decreases 20% per year during the final five years of the term of the notes. The notes mature on February 15, 2017 and no longer qualify as Tier 2 capital.
The following table presents actual and required capital ratios for Cullen/Frost and Frost Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2016 and December 31, 2015 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. See the 2015 Form 10-K for a more detailed discussion of the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
September 30, 2016
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$2,157,738	12.40%	$891,484	5.125%	$1,217,444	7.00%	$1,130,663	6.50%
Frost Bank	2,252,728	12.99	888,795	5.125	1,213,770	7.00	1,127,252	6.50
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	2,302,224	13.24	1,152,407	6.625	1,478,325	8.50	1,391,585	8.00
Frost Bank	2,252,728	12.99	1,148,930	6.625	1,473,864	8.50	1,387,387	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	2,584,997	14.86	1,500,303	8.625	1,826,166	10.50	1,739,482	10.00
Frost Bank	2,402,501	13.85	1,495,776	8.625	1,820,655	10.50	1,734,234	10.00
Leverage Ratio
Cullen/Frost	2,302,224	8.18	1,126,389	4.00	1,126,278	4.00	1,407,986	5.00
Frost Bank	2,252,728	8.01	1,125,270	4.00	1,125,159	4.00	1,406,587	5.00
December 31, 2015
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$1,986,200	11.37%	$786,344	4.50%	$1,222,837	7.00%	$1,135,830	6.50%
Frost Bank	2,131,360	12.24	783,727	4.50	1,218,766	7.00	1,132,049	6.50
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	2,163,936	12.38	1,048,458	6.00	1,484,874	8.50	1,397,944	8.00
Frost Bank	2,131,360	12.24	1,044,969	6.00	1,479,930	8.50	1,393,292	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	2,419,545	13.85	1,397,944	8.00	1,834,256	10.50	1,747,430	10.00
Frost Bank	2,267,219	13.02	1,393,292	8.00	1,828,149	10.50	1,741,615	10.00
Leverage Ratio
Cullen/Frost	2,163,936	7.79	1,111,325	4.00	1,111,117	4.00	1,389,156	5.00
Frost Bank	2,131,360	7.68	1,110,143	4.00	1,109,935	4.00	1,387,679	5.00
As of September 30, 2016, capital levels at Cullen/Frost and Frost Bank exceed all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis. Based on the ratios presented above, capital levels as of September 30, 2016 at Cullen/Frost and Frost Bank exceed the minimum levels necessary to be considered “well capitalized.”
Cullen/Frost and Frost Bank are subject to the regulatory capital requirements administered by the Federal Reserve Board and, for Frost Bank, the Federal Deposit Insurance Corporation (“FDIC”). Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of September 30, 2016, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.

Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. We did not have any active stock repurchase plans as of September 30, 2016.
Dividend Restrictions. In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well capitalized” status, at September 30, 2016, Frost Bank could pay aggregate dividends of up to $445.2 million to Cullen/Frost without prior regulatory approval.
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

	September 30, 2016		December 31, 2015
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivatives designated as hedges of fair value:
Financial institution counterparties:
Loan/lease interest rate swaps – assets	$—	$—	$49,927	$358
Loan/lease interest rate swaps – liabilities	71,587	(2,016)	31,038	(2,301)
Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan/lease interest rate swaps – assets	—	—	62,887	278
Loan/lease interest rate swaps – liabilities	874,193	(54,203)	768,182	(37,522)
Loan/lease interest rate caps – assets	86,086	242	74,281	682
Customer counterparties:
Loan/lease interest rate swaps – assets	874,193	54,204	780,082	37,630
Loan/lease interest rate swaps – liabilities	—	—	50,987	(188)
Loan/lease interest rate caps – liabilities	86,086	(242)	74,281	(682)
The weighted-average rates paid and received for interest rate swaps outstanding at September 30, 2016 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Fair value hedge loan/lease interest rate swaps	2.27%	0.52%
Non-hedging interest rate swaps – financial institution counterparties	4.00%	2.27%
Non-hedging interest rate swaps – customer counterparties	2.27%	4.00%
The weighted-average strike rate for outstanding interest rate caps was 2.87% at September 30, 2016.

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

		September 30, 2016		December 31, 2015
	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Oil – assets	Barrels	819	$1,734	1,184	$12,650
Oil – liabilities	Barrels	549	(2,265)	45	(352)
Natural gas – assets	MMBTUs	—	—	760	560
Natural gas – liabilities	MMBTUs	2,313	(1,241)	—	—
Customer counterparties:
Oil – assets	Barrels	549	2,369	45	354
Oil – liabilities	Barrels	819	(1,599)	1,184	(12,454)
Natural gas – assets	MMBTUs	2,313	1,301	—	—
Natural gas – liabilities	MMBTUs	—	—	760	(549)
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

		September 30, 2016		December 31, 2015
	Notional Currency	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Forward contracts – assets	EUR	—	$—	1,247	$13
Forward contracts – assets	CAD	2,291	4	—	—
Forward contracts – assets	GBP	466	1	568	2
Forward contracts – liabilities	EUR	955	(3)	572	(18)
Forward contracts – liabilities	CAD	—	—	1,440	(5)
Customer counterparties:
Forward contracts – assets	EUR	—	—	575	22
Forward contracts – assets	CAD	2,283	4	1,437	9
Forward contracts – liabilities	EUR	—	—	343	(5)
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

Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Commercial loan/lease interest rate swaps:
Amount of gain (loss) included in interest income on loans	$(331)	$(462)	$(1,057)	$(1,350)
Amount of (gain) loss included in other non-interest expense	4	—	(3)	6
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Non-hedging interest rate derivatives:
Other non-interest income	$374	$293	$1,788	$1,855
Other non-interest expense	—	(40)	—	(43)
Non-hedging commodity derivatives:
Other non-interest income	110	1	255	67
Non-hedging foreign currency derivatives:
Other non-interest income	8	(37)	22	74
Counterparty Credit Risk. Our credit exposure relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with bank customers was approximately $57.6 million at September 30, 2016. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. Our credit exposure, net of collateral pledged, relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with upstream financial institution counterparties was approximately $9.8 million at September 30, 2016. This amount was primarily related to excess collateral we posted to counterparties. Collateral levels for upstream financial institution counterparties are monitored and adjusted as necessary. See Note 9 – Balance Sheet Offsetting and Repurchase Agreements for additional information regarding our credit exposure with upstream financial institution counterparties.
The aggregate fair value of securities we posted as collateral related to derivative contracts totaled $32.2 million at September 30, 2016. At such date, we also had $33.1 million in cash collateral on deposit with other financial institution counterparties.

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
Information about financial instruments that are eligible for offset in the consolidated balance sheet as of September 30, 2016 is presented in the following tables.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
September 30, 2016
Financial assets:
Derivatives:
Loan/lease interest rate swaps and caps	$242	$—	$242
Commodity swaps and options	1,734	—	1,734
Foreign currency forward contracts	5	—	5
Total derivatives	1,981	—	1,981
Resell agreements	9,642	—	9,642
Total	$11,623	$—	$11,623
Financial liabilities:
Derivatives:
Loan/lease interest rate swaps	$56,219	$—	$56,219
Commodity swaps and options	3,506	—	3,506
Foreign currency forward contracts	3	—	3
Total derivatives	59,728	—	59,728
Repurchase agreements	793,702	—	793,702
Total	$853,430	$—	$853,430

		Gross Amounts Not Offset
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
September 30, 2016
Financial assets:
Derivatives:
Counterparty A	$169	$(169)	$—	$—
Counterparty B	496	(496)	—	—
Counterparty C	1,242	(1,242)	—	—
Other counterparties	74	(74)	—	—
Total derivatives	1,981	(1,981)	—	—
Resell agreements	9,642	—	(9,642)	—
Total	$11,623	$(1,981)	$(9,642)	$—
Financial liabilities:
Derivatives:
Counterparty A	$18,517	$(169)	$(18,348)	$—
Counterparty B	8,810	(496)	(7,331)	983
Counterparty C	3,571	(1,242)	(1,746)	583
Counterparty D	24,038	—	(24,038)	—
Other counterparties	4,792	(74)	(4,043)	675
Total derivatives	59,728	(1,981)	(55,506)	2,241
Repurchase agreements	793,702	—	(793,702)	—
Total	$853,430	$(1,981)	$(849,208)	$2,241

Information about financial instruments that are eligible for offset in the consolidated balance sheet as of December 31, 2015 is presented in the following tables.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
December 31, 2015
Financial assets:
Derivatives:
Loan/lease interest rate swaps and caps	$1,318	$—	$1,318
Commodity swaps and options	13,210	—	13,210
Foreign currency forward contracts	15	—	15
Total derivatives	14,543	—	14,543
Resell agreements	13,442	—	13,442
Total	$27,985	$—	$27,985
Financial liabilities:
Derivatives:
Loan/lease interest rate swaps	$39,823	$—	$39,823
Commodity swaps and options	352	—	352
Foreign currency forward contracts	23	—	23
Total derivatives	40,198	—	40,198
Repurchase agreements	883,947	—	883,947
Total	$924,145	$—	$924,145

		Gross Amounts Not Offset
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
December 31, 2015
Financial assets:
Derivatives:
Counterparty A	$743	$(743)	$—	$—
Counterparty B	6,901	(5,795)	(413)	693
Counterparty C	6,059	(3,447)	(2,312)	300
Other counterparties	840	(840)	—	—
Total derivatives	14,543	(10,825)	(2,725)	993
Resell agreements	13,442	—	(13,442)	—
Total	$27,985	$(10,825)	$(16,167)	$993
Financial liabilities:
Derivatives:
Counterparty A	$16,092	$(743)	$(15,347)	$2
Counterparty B	5,795	(5,795)	—	—
Counterparty C	3,447	(3,447)	—	—
Counterparty D	11,505	(20)	(11,485)	—
Other counterparties	3,359	(820)	(1,971)	568
Total derivatives	40,198	(10,825)	(28,803)	570
Repurchase agreements	883,947	—	(883,947)	—
Total	$924,145	$(10,825)	$(912,750)	$570

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
The remaining contractual maturity of repurchase agreements in the consolidated balance sheets as of September 30, 2016 and December 31, 2015 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
September 30, 2016
Repurchase agreements:
U.S. Treasury	$668,320	$—	$—	$—	$668,320
Residential mortgage-backed securities	125,382	—	—	—	125,382
Total borrowings	$793,702	$—	$—	$—	$793,702
Gross amount of recognized liabilities for repurchase agreements					$793,702
Amounts related to agreements not included in offsetting disclosures above					$—

December 31, 2015
Repurchase agreements:
U.S. Treasury	$664,419	$—	$—	$—	$664,419
Residential mortgage-backed securities	211,501	—	8,027	—	219,528
Total borrowings	$875,920	$—	$8,027	$—	$883,947
Gross amount of recognized liabilities for repurchase agreements					$883,947
Amounts related to agreements not included in offsetting disclosures above					$—
Note 10 - Stock-Based Compensation
A combined summary of activity in our active stock-based compensation plans is presented in the following table.

		Director Deferred Stock Units Outstanding		Non-Vested Stock Awards/Stock Units Outstanding		Stock Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price
Balance, January 1, 2016	1,589,727	45,443	$61.16	173,180	$66.05	5,612,240	$60.30
Authorized	—	—	—	—	—	—	—
Granted	(8,216)	8,216	63.25	—	—	—	—
Stock options exercised	—	—	—	—	—	(908,921)	52.67
Stock awards/units vested	—	—	—	—	—	—	—
Forfeited/expired	41,157	—	—	—	—	(41,157)	70.98
Balance, September 30, 2016	1,622,668	53,659	$61.48	173,180	$66.05	4,662,162	$61.70

Shares issued in connection with stock compensation awards are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. Shares issued in connection with stock compensation awards along with other related information were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
New shares issued from available authorized shares	—	—	—	—
Issued from available treasury stock	841,846	56,377	908,921	227,851
Total	841,846	56,377	908,921	227,851

Proceeds from stock option exercises	$44,287	$2,880	$47,873	$11,830
Stock-based compensation expense is recognized ratably over the requisite service period for all awards. The service period generally matches the vesting period for most awards; however, the service period for certain executive officers does not extend past the date they reach 65 years of age. Stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options	$2,163	$2,075	$6,405	$6,269
Non-vested stock awards/stock units	358	267	1,073	930
Deferred stock units	—	—	520	480
Total	$2,521	$2,342	$7,998	$7,679
Unrecognized stock-based compensation expense at September 30, 2016 was as follows:

Stock options	$14,354
Non-vested stock awards/stock units	2,282
Total	$16,636
Note 11 - Earnings Per Common Share
Earnings per common share is computed using the two-class method as more fully described in our 2015 Form 10-K. The following table presents a reconciliation of net income available to common shareholders, net earnings allocated to common stock and the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$80,219	$75,850	$220,542	$221,090
Less: Preferred stock dividends	2,016	2,016	6,047	6,047
Net income available to common shareholders	78,203	73,834	214,495	215,043
Less: Earnings allocated to participating securities	282	260	769	744
Net earnings allocated to common stock	$77,921	$73,574	$213,726	$214,299

Distributed earnings allocated to common stock	$33,918	$33,030	$100,203	$98,674
Undistributed earnings allocated to common stock	44,003	40,544	113,523	115,625
Net earnings allocated to common stock	$77,921	$73,574	$213,726	$214,299

Weighted-average shares outstanding for basic earnings per common share	62,449,660	62,628,725	62,114,075	62,945,595
Dilutive effect of stock compensation	691,543	690,041	448,290	736,197
Weighted-average shares outstanding for diluted earnings per common share	63,141,203	63,318,766	62,562,365	63,681,792

Note 12 - Defined Benefit Plans
The components of the combined net periodic expense (benefit) for our defined benefit pension plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expected return on plan assets, net of expenses	$(2,890)	$(2,983)	$(8,669)	$(8,949)
Interest cost on projected benefit obligation	1,732	2,052	5,230	6,157
Net amortization and deferral	1,585	1,748	4,691	5,246
SERP settlement costs	—	—	187	—
Net periodic expense (benefit)	$427	$817	$1,439	$2,454
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
Our non-qualified defined benefit pension plan is not funded. Supplemental executive retirement plan (“SERP”) settlement costs were related to the retirement of a former executive officer. No contributions to the qualified defined benefit pension plan were made during the nine months ended September 30, 2016. We do not expect to make any contributions to the qualified defined benefit plan during the remainder of 2016.
Note 13 - Income Taxes
Income tax expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Current income tax expense	$12,848	$16,960	$40,251	$49,048
Deferred income tax expense (benefit)	(1,996)	(4,830)	(11,629)	(12,234)
Income tax expense, as reported	$10,852	$12,130	$28,622	$36,814

Effective tax rate	11.9%	13.8%	11.5%	14.3%
Net deferred tax liabilities totaled $65.6 million at September 30, 2016 and $22.5 million at December 31, 2015. No valuation allowance for deferred tax assets was recorded at September 30, 2016 as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies. There were no unrecognized tax benefits during any of the reported periods. Interest and/or penalties related to income taxes are reported as a component of income tax expense. Such amounts were not significant during the reported periods.
We file income tax returns in the U.S. federal jurisdiction. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2013.
During the third quarter of 2016, we adopted a new accounting standard that impacted how the income tax effects associated with stock-based compensation are recognized. See Note 1 - Significant Accounting Policies for additional information.

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

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(95,641)	$(33,473)	$(62,168)	$86,445	$30,256	$56,189
Change in net unrealized gain on securities transferred to held to maturity	(7,278)	(2,547)	(4,731)	(8,831)	(3,091)	(5,740)
Reclassification adjustment for net (gains) losses included in net income	37	12	25	52	18	34
Total securities available for sale and transferred securities	(102,882)	(36,008)	(66,874)	77,666	27,183	50,483
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	1,585	555	1,030	1,748	612	1,136
Remeasurement of projected benefit obligation related to SERP	—	—	—	—	—	—
Reclassification adjustment for SERP settlement costs included in net income	—	—	—	—	—	—
Total defined-benefit post-retirement benefit plans	1,585	555	1,030	1,748	612	1,136
Total other comprehensive income (loss)	$(101,297)	$(35,453)	$(65,844)	$79,414	$27,795	$51,619

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$191,865	$67,154	$124,711	$7,704	$2,697	$5,007
Change in net unrealized gain on securities transferred to held to maturity	(24,629)	(8,620)	(16,009)	(24,925)	(8,724)	(16,201)
Reclassification adjustment for net (gains) losses included in net income	(14,866)	(5,204)	(9,662)	(176)	(62)	(114)
Total securities available for sale and transferred securities	152,370	53,330	99,040	(17,397)	(6,089)	(11,308)
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	4,691	1,642	3,049	5,246	1,836	3,410
Remeasurement of projected benefit obligation related to SERP	(862)	(302)	(560)	—	—	—
Reclassification adjustment for SERP settlement costs included in net income	187	66	121	—	—	—
Total defined-benefit post-retirement benefit plans	4,016	1,406	2,610	5,246	1,836	3,410
Total other comprehensive income (loss)	$156,386	$54,736	$101,650	$(12,151)	$(4,253)	$(7,898)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available For Sale	Defined Benefit Plans	Accumulated Other Comprehensive Income
Balance January 1, 2016	$160,611	$(46,748)	$113,863
Other comprehensive income (loss) before reclassifications	108,702	2,489	111,191
Amounts reclassified from accumulated other comprehensive income (loss)	(9,662)	121	(9,541)
Net other comprehensive income (loss) during period	99,040	2,610	101,650
Balance at September 30, 2016	$259,651	$(44,138)	$215,513

Balance January 1, 2015	$190,589	$(48,775)	$141,814
Other comprehensive income (loss) before reclassifications	(11,194)	3,410	(7,784)
Amounts reclassified from accumulated other comprehensive income (loss)	(114)	—	(114)
Net other comprehensive income (loss) during period	(11,308)	3,410	(7,898)
Balance at September 30, 2015	$179,281	$(45,365)	$133,916

Note 15 – Operating Segments
We are managed under a matrix organizational structure whereby our two primary operating segments, Banking and Frost Wealth Advisors, overlap a regional reporting structure. See our 2015 Form 10-K for additional information regarding our operating segments. Summarized operating results by segment were as follows:

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
Revenues from (expenses to) external customers:
Three months ended:
September 30, 2016	$244,343	$33,536	$(1,258)	$276,621
September 30, 2015	239,145	31,727	(513)	270,359
Nine months ended:
September 30, 2016	$737,060	$97,484	$(3,537)	$831,007
September 30, 2015	701,080	96,867	(1,879)	796,068
Net income (loss):
Three months ended:
September 30, 2016	$76,347	$4,797	$(925)	$80,219
September 30, 2015	71,402	4,782	(334)	75,850
Nine months ended:
September 30, 2016	$210,454	$13,809	$(3,721)	$220,542
September 30, 2015	208,141	15,418	(2,469)	221,090

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
Financial Assets and Financial Liabilities. The table below summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy of ASC Topic 820 utilized to measure fair value.

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
September 30, 2016
Securities available for sale:
U.S. Treasury	$4,099,749	$—	$—	$4,099,749
Residential mortgage-backed securities	—	849,543	—	849,543
States and political subdivisions	—	5,171,050	—	5,171,050
Other	—	42,484	—	42,484
Trading account securities:
U.S. Treasury	16,161	—	—	16,161
States and political subdivisions	—	9,538	—	9,538
Derivative assets:
Interest rate swaps, caps and floors	—	54,446	—	54,446
Commodity swaps and options	—	5,404	—	5,404
Foreign currency forward contracts	9	—	—	9
Derivative liabilities:
Interest rate swaps, caps and floors	—	56,461	—	56,461
Commodity swaps and options	—	5,105	—	5,105
Foreign currency forward contracts	3	—	—	3

December 31, 2015
Securities available for sale:
U.S. Treasury	$3,994,520	$—	$—	$3,994,520
Residential mortgage-backed securities	—	1,041,432	—	1,041,432
States and political subdivisions	—	4,127,959	—	4,127,959
Other	—	42,447	—	42,447
Trading account securities:
U.S. Treasury	16,443	—	—	16,443
States and political subdivisions	—	136	—	136
Derivative assets:
Interest rate swaps, caps and floors	—	38,948	—	38,948
Commodity swaps and options	—	13,564	—	13,564
Foreign currency forward contracts	46	—	—	46
Derivative liabilities:
Interest rate swaps, caps and floors	—	40,693	—	40,693
Commodity swaps and options	—	13,355	—	13,355
Foreign currency forward contracts	28	—	—	28

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

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Level 2	Level 3	Level 2	Level 3
Carrying value of impaired loans before allocations	$—	$11,023	$130	$959
Specific valuation allowance (allocations) reversals of prior allocations	—	(3,750)	(71)	150
Fair value	$—	$7,273	$59	$1,109
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

	Nine Months Ended September 30, 2016
	2016	2015
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$425	$975
Charge-offs recognized in the allowance for loan losses	(3)	(149)
Fair value	$422	$826
Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$492	$205
Write-downs included in other non-interest expense	(217)	(36)
Fair value	$275	$169
Financial Instruments Reported at Amortized Cost. The estimated fair values of financial instruments that are reported at amortized cost in our consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	September 30, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$3,995,388	$3,995,388	$3,591,523	$3,591,523
Securities held to maturity	2,264,460	2,326,430	2,663,009	2,710,685
Cash surrender value of life insurance policies	176,963	176,963	175,191	175,191
Accrued interest receivable	105,007	105,007	139,986	139,986
Level 3 inputs:
Loans, net	11,431,637	11,482,949	11,350,672	11,396,158
Financial liabilities:
Level 2 inputs:
Deposits	25,107,548	25,107,868	24,343,595	24,344,007
Federal funds purchased and repurchase agreements	804,302	804,302	893,522	893,522
Junior subordinated deferrable interest debentures	136,112	137,115	136,069	137,115
Subordinated notes payable and other borrowings	99,960	100,000	99,870	99,000
Accrued interest payable	1,094	1,094	1,014	1,014

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

ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-01 will be effective for us on January 1, 2018 and is not expected to have a significant impact on our financial statements.
ASU 2016-02,“Leases (Topic 842).” ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2016-02 will be effective for us on January 1, 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the potential impact of ASU 2016-02 on our financial statements.
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
ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Under ASU 2016-09 all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. ASU 2016-09 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. We elected to adopt the provisions of ASU 2016-09 during the third quarter of 2016 in advance of the required application date of January 1, 2017. See Note 1 - Significant Accounting Policies.

ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” ASU 2016-10 was issued to clarify ASC Topic 606, “Revenue from Contracts with Customers” related to (i) identifying performance obligations; and (ii) the licensing implementation guidance. The effective date and transition of ASU 2016-10 is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” as discussed above. We are currently evaluating the potential impact of ASU 2016-10 on our financial statements.
ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective on January 1, 2020. We are currently evaluating the potential impact of ASU 2016-13 on our financial statements.
ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 provides guidance related to certain cash flow issues in order to reduce the current and potential future diversity in practice. ASU 2016-15 will be effective for us on January 1, 2018 and is not expected to have a significant impact on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Review
Cullen/Frost Bankers, Inc.
The following discussion should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2015, and the other information included in the 2015 Form 10-K. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results for the year ending December 31, 2016 or any future period.
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

Results of Operations
Net income available to common shareholders totaled $78.2 million, or $1.24 per diluted common share, and $214.5 million, or $3.42 per diluted common share, for the three and nine months ended September 30, 2016 compared to $73.8 million, or $1.17 per diluted common share, and $215.0 million, or $3.39 per diluted common share, for the three and nine months ended September 30, 2015.
Selected data for the comparable periods was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Taxable-equivalent net interest income	$235,665	$225,553	$694,997	$662,386
Taxable-equivalent adjustment	41,158	38,572	120,264	111,893
Net interest income	194,507	186,981	574,733	550,493
Provision for loan losses	5,045	6,810	42,734	17,845
Net interest income after provision for loan losses	189,462	180,171	531,999	532,648
Non-interest income	82,114	83,378	256,274	245,575
Non-interest expense	180,505	175,569	539,109	520,319
Income before income taxes	91,071	87,980	249,164	257,904
Income taxes	10,852	12,130	28,622	36,814
Net income	80,219	75,850	220,542	221,090
Preferred stock dividends	2,016	2,016	6,047	6,047
Net income available to common shareholders	$78,203	$73,834	$214,495	$215,043
Earnings per common share – basic	$1.24	$1.18	$3.44	$3.41
Earnings per common share – diluted	1.24	1.17	3.42	3.39
Dividends per common share	0.54	0.53	1.61	1.57
Return on average assets	1.07%	1.04%	1.01%	1.03%
Return on average common equity	10.31	10.73	9.87	10.47
Average shareholders’ equity to average assets	10.85	10.24	10.70	10.36
Net income available to common shareholders increased $4.4 million, or 5.9%, for the three months ended September 30, 2016 and decreased $548 thousand, or 0.3%, for the nine months ended September 30, 2016 compared to the same periods in 2015. The increase during the three months ended September 30, 2016 was primarily the result of a $7.5 million increase in net interest income, a $1.8 million decrease in the provision for loan losses and a $1.3 million decrease in income tax expense partly offset by a $4.9 million increase in non-interest expense and a $1.3 million decrease in non-interest income. The decrease during the nine months ended September 30, 2016 was primarily the result of a $24.9 million increase in the provision for loan losses and an $18.8 million increase in non-interest expense mostly offset by a $24.2 million increase in net interest income, a $10.7 million increase in non-interest income and an $8.2 million decrease in income tax expense.
Details of the changes in the various components of net income are further discussed below.
Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 69.2% of total revenue during the first nine months of 2016. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.
The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, remained at 3.25% during most of 2015. In December 2015, the prime rate increased 25 basis points to 3.50% and remained at that level through the third quarter of 2016. Our loan portfolio is also impacted, to a lesser extent, by changes in the London Interbank Offered Rate (LIBOR). At September 30, 2016, the one-month and three-month U.S. dollar LIBOR rates were 0.53% and 0.85%, respectively, while at September 30, 2015, the one-month and three-month U.S. dollar LIBOR rates were 0.19% and 0.33%, respectively. The intended federal funds rate, which is the cost of immediately available overnight funds, remained at zero to 0.25% during most of 2015. In December 2015, the intended federal funds rate increased from 0.25% to 0.50% and remained at that level through the first nine months of 2016.

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

	Three Months Ended
	September 30, 2016 vs. September 30, 2015
	Increase (Decrease) Due to Change in
	Rate	Volume	Number of Days	Total
Interest-bearing deposits	$2,060	$114	$—	$2,174
Federal funds sold and resell agreements	19	1	—	20
Securities:
Taxable	(1,658)	37	—	(1,621)
Tax-exempt	(783)	7,102	—	6,319
Loans, net of unearned discounts	2,263	832	—	3,095
Total earning assets	1,901	8,086	—	9,987
Savings and interest checking	—	14	—	14
Money market deposit accounts	(323)	(41)	—	(364)
Time accounts	(28)	(18)	—	(46)
Public funds	—	7	—	7
Federal funds purchased and repurchase agreements	—	5	—	5
Junior subordinated deferrable interest debentures	150	—	—	150
Subordinated notes payable and other notes	109	—	—	109
Total interest-bearing liabilities	(92)	(33)	—	(125)
Net change	$1,993	$8,119	$—	$10,112

	Nine Months Ended
	September 30, 2016 vs. September 30, 2015
	Increase (Decrease) Due to Change in
	Rate	Volume	Number of Days	Total
Interest-bearing deposits	$5,658	$(76)	$41	$5,623
Federal funds sold and resell agreements	46	49	1	96
Securities:
Taxable	(4,481)	(3,928)	204	(8,205)
Tax-exempt	(443)	19,424	—	18,981
Loans, net of unearned discounts	6,389	7,380	1,257	15,026
Total earning assets	7,169	22,849	1,503	31,521
Savings and interest checking	—	32	3	35
Money market deposit accounts	(1,405)	(160)	13	(1,552)
Time accounts	(191)	(92)	3	(280)
Public funds	24	6	—	30
Federal funds purchased and repurchase agreements	28	10	1	39
Junior subordinated deferrable interest debentures	375	1	—	376
Subordinated notes payable and other notes	261	1	—	262
Total interest-bearing liabilities	(908)	(202)	20	(1,090)
Net change	$8,077	$23,051	$1,483	$32,611
Taxable-equivalent net interest income for the three months ended September 30, 2016 increased $10.1 million, or 4.5%, while taxable-equivalent net interest income for the nine months ended September 30, 2016 increased $32.6 million, or 4.9%, compared to the same periods in 2015. Taxable-equivalent net interest income for the nine months ended September 30, 2016 included 274 days compared to 273 days for the same period in 2015 as a result of the leap year. The additional day added approximately $1.5 million to taxable-equivalent net interest income during the nine months ended September 30, 2016. Excluding the impact of the additional day results in an effective increase in taxable-equivalent net interest income of approximately $31.1 million during the nine months ended September 30, 2016. The increase in taxable-equivalent net interest income during the three months ended September 30, 2016 was primarily related to the impact of increases in the average volume of tax-exempt securities and loans as well as increases in the average yields on loans and interest-bearing deposits partly offset by the impact of decreases in the average yield on taxable and tax-exempt securities. The increase in taxable-equivalent net interest income during the nine months ended September 30, 2016, excluding the effect of the aforementioned additional day, was primarily related to the impact of increases in the average volume of tax-exempt securities and loans as well as increases in the average yield on loans and interest-bearing deposits partly offset by the impact of decreases in the average yield and volume of taxable securities. Taxable-equivalent net interest income during the nine months ended was also positively impacted by a decrease in the average rate paid on money market deposit accounts. The average volume of interest-earning assets for the three months ended September 30, 2016 increased $1.1 billion, while the average volume of interest earning assets for the nine months ended September 30, 2016 increased $593.4 million compared to the same periods in 2015. The increase in average earning assets during the three months ended September 30, 2016, included a $720.2 million increase in average tax-exempt securities, a $173.6 million increase in average interest-bearing deposits, a $95.5 million increase in average loans and an $82.3 million increase in average taxable securities. The increase in average earning assets during the nine months ended September 30, 2016, included a $573.1 million increase in average tax-exempt securities and a $264.8 million increase in average loans partly offset by a $217.9 million decrease in average taxable securities and a $38.9 million decrease in average interest-bearing deposits.
The net interest margin increased 5 basis points from 3.48% during the three months ended September 30, 2015 to 3.53% during the three months ended September 30, 2016 and increased 11 basis points from 3.45% during the nine months ended September 30, 2015 to 3.56% during the nine months ended September 30, 2016. The increases in the net interest margin during the three and nine months ended September 30, 2016, were primarily due to increases in the average yield on interest earning assets.
The average yield on interest-earning assets increased 4 basis points from 3.53% during the three months ended September 30, 2015 to 3.57% during the three months ended September 30, 2016 and increased 10 basis points from 3.50% during the nine months ended September 30, 2015 to 3.60% during the nine months ended September 30, 2016. The increases in the average yield on interest earning assets during the three and nine months ended September 30, 2016 were mostly due to increases in the average yields on interest-bearing deposits and loans. The increase in the average yield on interest earning assets during the nine months ended September 30, 2016 was also partly related to an increase in the average yield on total securities. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. As stated above, market interest rates have remained at historically low levels during the reported periods.
The average yield on loans increased 8 basis points from 3.92% during the first nine months of 2015 to 4.00% during the first nine months of 2016. The average yield on loans was positively impacted by increases in market interest rates compared to the same period in 2015, as discussed above. The average volume of loans during the first nine months of 2016 increased $264.8 million, or 2.4%, compared to the same period in 2015. Loans made up approximately 43.6% of average interest-earning assets during the first nine months of 2016 compared to 43.5% during the first nine months of 2015.
The average yield on securities was 4.01% during the first nine months of 2016, increasing 5 basis points from 3.96% during the first nine months of 2015. Despite the fact that the average yield on taxable securities decreased 11 basis points from 2.13% during the first nine months of 2015 to 2.02% during the first nine months of 2016 and the average yield on tax-exempt securities decreased 1 basis point from 5.59% during the first nine months of 2015 to 5.58% during the first nine months of 2016, the overall average yield on securities increased due to a higher proportion of average securities invested in higher yielding tax-exempt securities during 2016. Tax exempt securities made up approximately 55.9% of total average securities during the first nine months of 2016, compared to 52.7% during the first nine months of 2015. The average volume of securities during the first nine months of 2016 increased $355.2 million, or 3.1%, compared to the same period in 2015. Securities made up approximately 45.1% of average interest-earning assets during the first nine months of 2016 compared to 44.8% during the first nine months of 2015.
Average federal funds sold, resell agreements and interest-bearing deposits during the first nine months of 2016 decreased $26.6 million compared to the same period in 2015.The decrease in average federal funds sold, resell agreements and interest-bearing deposits was primarily related to the reinvestment of such funds into higher-yielding securities and loans. Federal funds sold, resell agreements and interest-bearing deposits made up approximately 11.3% of average interest-earning assets during the first nine months of 2016 compared to 11.7% during the first nine months of 2015. The combined average yield on federal funds sold, resell agreements and interest-bearing deposits was 0.51% and 0.26% during the first nine months of 2016 and 2015, respectively. As discussed above, in December 2015, the intended federal funds rate increased from 0.25% to 0.50% and remained at that level through the first nine months of 2016.
The average rate paid on interest-bearing liabilities totaled 0.08% during both the three months ended September 30, 2016 and September 30, 2015. The average rate paid on interest-bearing liabilities decreased 1 basis point to 0.08% during the nine months ended September 30, 2016 from 0.09% during the nine months ended September 30, 2015. The decrease in the average rate paid on interest-bearing liabilities during the nine months ended September 30, 2016 was primarily due to a decrease in the average rate paid on interest-bearing deposits partly offset by an increase in the average cost of variable-rate borrowed funds.
Average deposits increased $310.4 million during the first nine months of 2016 compared to the same period in 2015. Average non-interest-bearing deposits for the first nine months of 2016 decreased $165.2 million compared to the same period in 2015, while average interest-bearing deposits for the first nine months of 2016 increased $475.7 million compared to the same period in 2015. The ratio of average interest-bearing deposits to total average deposits was 59.1% during the first nine months of 2016 compared to 57.9% during the first nine months of 2015. The average cost of deposits is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-bearing deposits. The average cost of interest-bearing deposits and total deposits was 0.05% and 0.03%, respectively, during the first nine months of 2016 compared to 0.07% and 0.04%, respectively, during the first nine months of 2015.
Our net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.52% during the first nine months of 2016 compared to 3.41% during the first nine months of 2015. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.
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

Provision for Loan Losses
The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $5.0 million and $42.7 million for the three and nine months ended September 30, 2016 compared to $6.8 million and $17.8 million for the three and nine months ended September 30, 2015. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.
Non-Interest Income
The components of non-interest income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Trust and investment management fees	$26,451	$25,590	$77,806	$79,223
Service charges on deposit accounts	20,540	20,854	60,769	60,664
Insurance commissions and fees	11,029	11,763	35,812	36,528
Interchange and debit card transaction fees	5,435	5,031	15,838	14,591
Other charges, commissions and fees	10,703	10,016	29,825	28,570
Net gain (loss) on securities transactions	(37)	(52)	14,866	176
Other	7,993	10,176	21,358	25,823
Total	$82,114	$83,378	$256,274	$245,575
Total non-interest income for the three months ended September 30, 2016 decreased $1.3 million, or 1.5%, while total non-interest income for the nine months ended September 30, 2016 increased $10.7 million, or 4.4%, compared to the same periods in 2015, respectively. Changes in the various components of non-interest income are discussed in more detail below.
Trust and Investment Management Fees. Trust and investment management fees for the three months ended September 30, 2016 increased $861 thousand, or 3.4%, while trust and investment management fees for the nine months ended September 30, 2016 decreased $1.4 million, or 1.8%, compared to the same periods in 2015, respectively. Investment fees are the most significant component of trust and investment management fees, making up approximately 81.6% and 78.8% of total trust and investment management fees for the first nine months of 2016 and 2015, respectively. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees.
The increase in trust and investment management fees during the three months ended September 30, 2016 compared to the same period in 2015 was primarily the result of increases in trust investment fees (up $993 thousand) and oil and gas fees (up $109 thousand) partly offset by a decrease in real estate fees (down $267 thousand). The decrease in trust and investment management fees during the nine months ended September 30, 2016 compared to the same period in 2015 was primarily the result of decreases in oil and gas fees (down $787 thousand), securities lending income (down $741 thousand), estate fees (down $600 thousand) and custody fees (down $227 thousand). These decreases were partly offset by an increase in trust investment fees (up $1.1 million). The increases in trust investment fees during 2016 were due to higher average equity valuations and an increase in the number of accounts. Though oil and gas fees were slightly higher in the third quarter of 2016 compared to the same period in 2015, the overall decrease in oil and gas fees during 2016 was partly due to lower prices and decreased production. The decrease in estate fees during 2016 was related to a decrease in the aggregate value of estates settled compared to 2015. The decrease in securities lending fees during 2016 was due to the termination of our securities lending operations during the first quarter of 2015 in part due to the negative impact securities lending transactions would have had on our regulatory capital ratios under Basel III capital rules.
At September 30, 2016, trust assets, including both managed assets and custody assets, were primarily composed of equity securities (46.0% of assets), fixed income securities (41.6% of assets) and cash equivalents (7.8% of assets). The estimated fair value of these assets was $29.7 billion (including managed assets of $13.3 billion and custody assets of $16.4 billion) at September 30, 2016, compared to $30.7 billion (including managed assets of $13.2 billion and custody assets of $17.5 billion) at December 31, 2015 and $29.3 billion (including managed assets of $12.5 billion and custody assets of $16.8 billion) at September 30, 2015.
Service Charges on Deposit Accounts. Service charges on deposit accounts for the three months ended September 30, 2016 decreased $314 thousand, or 1.5%, compared to the same period in 2015. The decrease was primarily related to a decrease in consumer service charges (down $257 thousand) and overdraft/insufficient funds charges on consumer account (down

$139 thousand). Service charges on deposit accounts for the nine months ended September 30, 2016 increased $105 thousand, or 0.2%, compared to the same period in 2015. The increase was primarily due to increases in commercial service charges (up $326 thousand), overdraft/insufficient funds charges on commercial accounts (up $189 thousand) and overdraft/insufficient funds charges on consumer accounts (up $166 thousand) partly offset by a decrease in consumer service charges (down $541 thousand). Overdraft/insufficient funds charges totaled $8.4 million ($6.5 million consumer and $1.9 million commercial) during the three months ended September 30, 2016 compared to $8.5 million ($6.6 million consumer and $1.9 million commercial) during the same period in 2015. Overdraft/insufficient funds charges totaled $23.9 million ($18.4 million consumer and $5.5 million commercial) during the nine months ended September 30, 2016 compared to $23.5 million ($18.2 million consumer and $5.4 million commercial) during the same period in 2015.
Insurance Commissions and Fees. Insurance commissions and fees for the three months ended September 30, 2016 decreased $734 thousand, or 6.2%, compared to the same period in 2015. The decrease was related to decreases in commission income (down $836 thousand) partly offset by an increase in contingent commissions (up $102 thousand). Insurance commissions and fees for the nine months ended September 30, 2016 decreased $716 thousand, or 2.0%, compared to the same period in 2015. The decrease during the nine months ended September 30, 2016 was related to a decrease in commission income (down $1.8 million) partly offset by an increase in contingent commission (up $1.1 million). Insurance commissions and fees include contingent commissions totaling $570 thousand and $6.1 million during the three and nine months ended September 30, 2016, respectively, and $468 thousand and $5.0 million during the same periods in 2015. Contingent commissions primarily consist of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. Such commissions are seasonal in nature and are mostly received during the first quarter of each year. These commissions totaled $4.6 million and $3.6 million during the nine months ended September 30, 2016 and 2015, respectively. Contingent commissions also include amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. These benefit plan related contingent commissions totaled $417 thousand and $1.5 million during the three and nine months ended September 30, 2016 and $423 thousand and $1.4 million during the three and nine months ended September 30, 2015. The decreases in commission income during the three and nine months ended September 30, 2016 were primarily related to declines in benefit plan commissions and consulting fees due to lower business volumes and decreases in commercial lines property and casualty commissions.
Interchange and Debit Card Transaction Fees. Interchange fees, or “swipe” fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Interchange and debit card transaction fees consist of income from check card usage, point of sale income from PIN-based debit card transactions and ATM service fees. Interchange and debit card transaction fees for the three and nine months ended September 30, 2016 increased $404 thousand, or 8.0%, and $1.2 million, or 8.5%, compared to the three and nine months ended September 30, 2015. The increases were primarily due to increases in income from ATM service fees (up $238 thousand and $583 thousand for the three and nine months ended September 30, 2016, respectively) and income from debit card transactions (up $167 thousand and $665 thousand for the three and nine months ended September 30, 2016, respectively). The increases in income from ATM service fees were partly related to a change in the fee schedule during the first quarter of 2016 while the increases in debit card transactions were related to volume increases.
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
Other Charges, Commissions and Fees. Other charges, commissions and fees for the three months ended September 30, 2016 increased $687 thousand, or 6.9%, compared to the same period in 2015. The increase included increases in loan processing fees (up $344 thousand), income related to the sale of money market accounts (up $219 thousand), income related to the sale of mutual funds (up $164 thousand) and origination fees collected on loans that did not fund (up $163 thousand). These increases were partly offset by decreases in income related to the sale of annuities (down $298 thousand) and letters of credit fees (down $149 thousand), among other things. Other charges, commissions and fees for the nine months ended September 30, 2016 increased $1.3 million, or 4.4%, compared to the same period in 2015. The increase included increases in income related to the sale of money market accounts (up $520 thousand), loan processing fees (up $441 thousand), origination fees collected on loans that did not fund (up $368 thousand), agent income from the sale of federal funds (up $277 thousand) and wire transfer fees (up $219 thousand), among other things. These increases were partly offset by decreases in income related to the sale of annuities (down $457 thousand), unused balance fees on loan commitments (down $396 thousand) and income related to the sale of mutual funds (down $284 thousand). Fluctuations in the aforementioned items were due to fluctuations in business volumes.

Net Gain/Loss on Securities Transactions. During the third quarter of 2016, we sold available-for sale U.S. Treasury securities with an amortized cost totaling $8.0 billion and realized a net loss of $37 thousand on those sales. The sales were primarily related to securities purchased during 2016 and subsequently sold in connection with our tax planning strategies related to the Texas franchise tax. The gross proceeds from the sales of these securities outside of Texas are included in total revenues/receipts from all sources reported for Texas franchise tax purposes, which results in a reduction in the overall percentage of revenues/receipts apportioned to Texas and subjected to taxation under the Texas franchise tax. During the first quarter of 2016, we sold available-for-sale U.S. Treasury securities with an amortized cost totaling $749.5 million and realized a gain of $2.8 million on those sales. The securities sold were due to mature during 2016. Most of the proceeds from the sale of these securities were reinvested into U.S. Treasury securities having comparable yields, but longer-terms. As more fully discussed in Note 2 - Securities in the accompanying notes to consolidated financial statements included elsewhere in this report, during the first quarter of 2016, we also sold certain municipal securities that were classified as both available for sale and held to maturity due to a significant deterioration in the creditworthiness of the issuers. These securities had a total amortized cost of $431.4 million and we realized a gain of $12.1 million on those sales.
During the first nine months of 2015, we sold available-for-sale securities with an amortized cost totaling $4.7 billion and realized a net gain of $176 thousand on those sales. During the first quarter of 2015, we sold an available-for-sale U.S. Treasury security with an amortized cost totaling $223.8 million and realized a gain of $228 thousand on the sale. The security sold had a short term and low yield. The proceeds from the sale of this security were reinvested into longer-term, higher-yielding securities. The remaining sales were primarily related to securities purchased during 2015 and subsequently sold in connection with our aforementioned tax planning strategies related to the Texas franchise tax.
Other Non-Interest Income. Other non-interest income for the three months ended September 30, 2016 decreased $2.2 million, or 21.5%, compared to the same period in 2015. The decrease was primarily related to decreases in gains on the sale of foreclosed and other assets (down $2.1 million), sundry and other miscellaneous income (down $959 thousand) and mineral interest income (down $504 thousand) partly offset by increases in public finance underwriting fees (up $575 thousand) and income from customer derivative and trading activities (up $330 thousand). During 2015, gains on the sale of foreclosed and other assets included, among other things, $2.0 million related to a gain from the redemption of stock in another financial institution that was acquired in prior bank acquisitions. Sundry and other miscellaneous income during 2015 included $1.0 million related to a distribution received on a small business investment company (“SBIC”) investment. Mineral interest income is related to bonus, rental and shut-in payments and oil and gas royalties received from severed mineral interests on property owned by our wholly-owned non-banking subsidiary Main Plaza Corporation. The decrease in mineral interest income was partly related to lower energy prices and a decrease in production. The increases in public finance underwriting fees and income from customer derivative transactions were primarily related to increases in business volume.
Other non-interest income for the nine months ended September 30, 2016 decreased $4.5 million, or 17.3%, compared to the same period in 2015. The decrease was primarily related to decreases in gains on the sale of foreclosed and other assets (down $2.6 million), sundry and other miscellaneous income (down $1.1 million), mineral interest income (down $1.1 million) and public finance underwriting fees (down $596 thousand) partly offset by increases in income from customer foreign currency transactions (up $463 thousand) and income from customer derivative and trading activities (up $305 thousand). The decrease in gains on the sale of foreclosed and other assets was primarily related to the aforementioned $2.0 million gain from the redemption of stock in another financial institution recognized during the third quarter of 2015. Sundry and other miscellaneous income during 2016 included $1.1 million related to the recovery of prior write-offs, among other things, while sundry and other miscellaneous income during 2015 included $1.2 million related to distributions received on an SBIC investment, $1.0 million related to recoveries of prior write-offs and $324 thousand related to an insurance settlement, among other things. The decrease in mineral interest income was partly related to lower energy prices and a decrease in production. The fluctuations in public finance underwriting fees, income from customer foreign currency transactions and income from customer derivative and trading activities were primarily related to changes in business volumes.

Non-Interest Expense
The components of non-interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Salaries and wages	$79,411	$79,552	$236,814	$232,257
Employee benefits	17,844	16,210	55,861	53,776
Net occupancy	18,202	17,380	53,631	48,890
Furniture and equipment	17,979	16,286	53,474	47,469
Deposit insurance	4,558	3,676	12,412	10,852
Intangible amortization	586	816	1,869	2,559
Other	41,925	41,649	125,048	124,516
Total	$180,505	$175,569	$539,109	$520,319
Total non-interest expense for the three and nine months ended September 30, 2016 increased $4.9 million, or 2.8%, and $18.8 million, or 3.6%, compared to the same periods in 2015. Changes in the various components of non-interest expense are discussed below.
Salaries and Wages. Salaries and wages for the three months ended September 30, 2016 did not significantly fluctuate compared to the same period in 2015 as increases in salaries, stock-based compensation and overtime expense were mostly offset by a decrease in incentive compensation and an increase in expense deferrals related to loan production. Salaries and wages for the nine months ended September 30, 2016 increased $4.6 million, or 2.0%, compared to the same period in 2015. The increase was primarily related to an increase in salaries due to an increase in the number of employees and normal annual merit and market increases partly offset by a decrease in incentive compensation.
Employee Benefits. Employee benefits expense for the three months ended September 30, 2016 increased $1.6 million, or 10.1%, compared to the same period in 2015 due, in part, to increases in medical insurance expense (up $1.1 million) and payroll taxes (up $415 thousand), among other things, partly offset by a decrease in expenses related to our defined benefit retirement plans (down $390 thousand). Employee benefits expense for the nine months ended September 30, 2016 increased $2.1 million, or 3.9%, compared to the same period in 2015 due, in part, to increases in medical insurance expense (up $1.5 million) and payroll taxes (up $491 thousand), among other things, partly offset by a decrease in expenses related to our defined benefit retirement plans (down $1.0 million).
During the three and nine months ended September 30, 2016, we recognized a combined net periodic pension expense of $427 thousand and $1.4 million, respectively, related to our defined benefit retirement plans compared to a combined net periodic pension expense of $817 thousand and $2.5 million during the same periods in 2015. The decreases in net periodic pension expense were partly related to a change in the method we use to estimate the interest cost component of net periodic benefit cost for our defined benefit pension and other post-retirement benefit plans, as more fully discussed in Note 12 - Defined Benefit Plans. Net periodic pension expense during the second quarter of 2016 included $187 thousand in supplemental executive retirement plan (“SERP”) settlement costs related to the retirement of a former executive officer. Our defined benefit retirement and restoration plans were frozen effective as of December 31, 2001 and were replaced by a profit sharing plan. Management believes these actions helped to reduce the volatility in retirement plan expense. However, we still have funding obligations related to the defined benefit and restoration plans and could recognize retirement expense related to these plans in future years, which would be dependent on the return earned on plan assets, the level of interest rates and employee turnover.
Net Occupancy. Net occupancy expense for the three and nine months ended September 30, 2016 increased $822 thousand, or 4.7%, and $4.7 million, or 9.7%, compared to the same periods in 2015. The increase during the three months ended September 30, 2016 was primarily related to increases in building depreciation (up $487 thousand), repairs and maintenance/service contracts expense (up $395 thousand), depreciation on leasehold improvements (up $207 thousand) and lease expense (up $189 thousand) partly offset by decreases in property taxes (down $144 thousand) and utilities expense (down $134 thousand). The increase during the nine months ended September 30, 2016 was primarily related to increases in building depreciation (up $2.4 million), repairs and maintenance/service contracts expense (up $1.8 million), property taxes (up $718 thousand) and depreciation on leasehold improvements (up $453 thousand) partly offset by a decreases in lease expense (down $182 thousand) and utilities expense (down $174 thousand) and an increase in rental income from tenants (up $159 thousand). The net increases in occupancy expense during the reported periods were partly related to a new operations and support center, which was placed into service during 2015, and new financial center locations.

Furniture and Equipment. Furniture and equipment expense for the three and nine months ended September 30, 2016 increased $1.7 million, or 10.4%, and $6.0 million, or 12.7%, compared to the same periods in 2015. The increases were primarily related to increases in software maintenance (up $1.2 million and $2.8 million for the three and nine months ended September 30, 2016, respectively), depreciation on furniture and equipment (up $789 thousand and $3.1 million for the three and nine months ended September 30, 2016, respectively), equipment rental expense (up $138 thousand and $217 thousand for the three and nine months ended September 30, 2016, respectively) and repair expense (up $100 thousand and $348 thousand for the three and nine months ended September 30, 2016, respectively). The increase during the three months ended September 30, 2016 was partly offset by a decrease in service contracts (down $523 thousand), while the increase during the nine months ended September 30, 2016 was partly offset by a decrease in software amortization (down $453 thousand). The net increases in furniture and equipment expense were partly related to a new operations and support center, which was placed into service during 2015, and new financial center locations.
Deposit Insurance. Deposit insurance expense totaled $4.6 million and $12.4 million for the three and nine months ended September 30, 2016 compared to $3.7 million and $10.9 million for the three and nine months ended September 30, 2015. The increase in deposit insurance expense for the three and nine months ended 2016 compared to the same periods in 2015 was primarily related to an increase in the assessment rate and an increase in assets. The increase in the assessment rate was partly related to a new surcharge that became applicable during the third quarter of 2016. In August 2016, the Federal Deposit Insurance Corporation (“FDIC”) announced that the Deposit Insurance Fund (“DIF”) reserve ratio had surpassed 1.15% as of June 30, 2016. As a result, beginning in the third quarter of 2016, the range of initial assessment rates for all institutions was adjusted downward and institutions with $10 billion or more in assets were assessed a quarterly surcharge. The quarterly surcharge will continue to be assessed until such time as the reserve ratio reaches the statutory minimum of 1.35% required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.
Intangible Amortization. Intangible amortization is primarily related to core deposit intangibles and, to a lesser extent, intangibles related to customer relationships and non-compete agreements. Intangible amortization for the three and nine months ended September 30, 2016 decreased $230 thousand, or 28.2%, and $690 thousand, or 27.0%, respectively, compared to the same periods in 2015. The decrease in amortization was primarily the result of the completion of amortization of certain previously recognized intangible assets as well as a reduction in the annual amortization rate of certain previously recognized intangible assets as we use an accelerated amortization approach which results in higher amortization rates during the earlier years of the useful lives of intangible assets.
Other Non-Interest Expense. Other non-interest expense for the three months ended September 30, 2016 increased $276 thousand, or 0.7%, compared to the same period in 2015 as increases in check card expense (up $991 thousand), sundry and other miscellaneous expense (up $542 thousand) and guard service expense (up $370 thousand), among other things, were mostly offset by decreases in advertising/promotions expense (down $1.1 million) and travel/meals and entertainment expense (down $363 thousand), among other things. Other non-interest expense for the nine months ended September 30, 2016 increased $532 thousand, or 0.4%, compared to the same period in 2015 as increases in check card expense (up $1.7 million), guard service expense (up $1.1 million), professional services expense (up $920 thousand), and business development expense (up $518 thousand), among other things, were mostly offset by decreases in advertising/promotions expense (down $1.9 million), travel/meals and entertainment expense (down $849 thousand), and sundry and other miscellaneous expense (down $503 thousand), among other things. The increases in check card expense during 2016 were primarily related the issuance of new ATM cards with embedded processing chips.
Results of Segment Operations
Our operations are managed along two operating segments: Banking and Frost Wealth Advisors. A description of each business and the methodologies used to measure financial performance is described in Note 15 - Operating Segments in the accompanying notes to consolidated financial statements included elsewhere in this report. Net income (loss) by operating segment is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Banking	$76,347	$71,402	$210,454	$208,141
Frost Wealth Advisors	4,797	4,782	13,809	15,418
Non-Banks	(925)	(334)	(3,721)	(2,469)
Consolidated net income	$80,219	$75,850	$220,542	$221,090

Banking
Net income for the three and nine months ended September 30, 2016 increased $4.9 million, or 6.9%, and $2.3 million, or 1.1%, compared to the same periods in 2015. The increase during the three months ended September 30, 2016 was primarily the result of a $6.8 million increase in net interest income, a $1.8 million decrease in the provision for loan losses and a $774 thousand decrease in income tax expense partly offset by a $2.8 million increase in non-interest expense and a $1.6 million decrease in non-interest income. The increase during the nine months ended September 30, 2016 was primarily the result of a $22.7 million increase in net interest income, a $13.2 million increase in non-interest income and a $6.1 million decrease in income tax expense partly offset by a $24.9 million increase in the provision for loan losses and a $14.9 million increase in non-interest expense.
Net interest income for the three and nine months ended September 30, 2016 increased $6.8 million, or 3.7%, and $22.7 million, or 4.2%, compared to the same periods in 2015. The increase during the three months ended September 30, 2016 was primarily related to the impact of increases in the average volume of tax-exempt securities and loans as well as increases in the average yields on loans and interest-bearing deposits partly offset by the impact of decreases in the average yield on taxable and tax-exempt securities. Taxable-equivalent net interest income for the nine months ended September 30, 2016 included an additional day of interest accrual compared to the same period in 2015 as a result of the leap year. Notwithstanding the effect of this additional day, the increase during the nine months ended September 30, 2016 was primarily related to the impact of increases in the average volume of tax-exempt securities and loans as well as increases in the average yield on loans and interest-bearing deposits partly offset by the impact of decreases in the average yield and volume of taxable securities. Taxable-equivalent net interest income during the nine months ended September 30, 2016 was also positively impacted by a decrease in the average rate paid on money market deposit accounts. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.
The provision for loan losses for the three and nine months ended September 30, 2016 totaled $5.0 million and $42.7 million compared to $6.8 million and $17.8 million for the same periods in 2015. See the analysis of the provision for loan losses included in the section captioned “Allowance for Loan Losses” included elsewhere in this discussion.
Non-interest income for the three months ended September 30, 2016 decreased $1.6 million, or 3.1%, compared to the same period in 2015. The decrease in non-interest income during the three months ended September 30, 2016 was primarily related to decreases in other non-interest income, insurance commissions and fees and service charges on deposit accounts partly offset by increases in other charges, commissions and fees and interchange and debit card transaction fees. The decrease in other non-interest income was primarily related to decreases in gains on the sale of foreclosed and other assets and sundry and other miscellaneous income partly offset by increases in public finance underwriting fees and income from customer derivative and trading activities. The decrease in insurance commissions and fees was due to decreases in commission income related to declines in benefit plan commissions and consulting fees due to lower business volumes and decreases in commercial lines property and casualty commissions partly offset by increases in contingent commissions. The decrease in service charges on deposit accounts was primarily related to a decrease in service charges and overdraft/insufficient funds charges on consumer accounts. The increase in other charges, commissions and fees was primarily related to increases in loan processing fees and origination fees collected on loans that did not fund partly offset by a decrease in letters of credit fees, among other things. The increase in interchange and debit card transaction fees was primarily due to increases in income from ATM service fees, in part due to a change in the fee schedule during the first quarter of 2016, and income from debit card transactions related to increased volume. Non-interest income for the nine months ended September 30, 2016 increased $13.2 million, or 8.6%, compared to the same period in 2015. The increase was primarily related to an increase in the net gain on securities transactions and, to a lesser extent, increases in other charges, commissions and fees and interchange and debit card transaction fees partly offset by decreases in other non-interest income and insurance commissions and fees. The increase in the net gain on securities transactions was primarily related to the sale of certain municipal securities as a result of a significant deterioration in the creditworthiness of the issuers and the sale of certain U.S. Treasury securities. The increase in other charges, commissions and fees was primarily related to increases in loan processing fees, origination fees collected on loans that did not fund, agent income from the sale of federal funds and wire transfer fees, among other things partly offset by a decrease in unused balance fees on loan commitments. The increase in interchange and debit card transaction fees was primarily due to increases in income from ATM service fees, in part due to a change in the fee schedule during the first quarter of 2016, and income from debit card transactions related to increased volume. The decrease in other non-interest income was primarily related to decreases in gains on the sale of foreclosed and other assets, sundry and other miscellaneous income and public finance underwriting fees partly offset by increases in income from customer foreign currency transactions and income from customer derivative and trading activities. The decrease in insurance commissions and fees was due to decreases in commission income related to declines in benefit plan commissions and consulting fees due to lower business volumes and decreases in commercial lines property and casualty commissions partly offset by an increases in contingent commissions. See the analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for the three and nine months ended September 30, 2016 increased $2.8 million, or 1.9%, and $14.9 million, or 3.4% compared to the same periods in 2015. The increases during the three and nine months ended September 30, 2016 were primarily related to increases in furniture and equipment expense, net occupancy, deposit insurance expense, employee benefits and for the nine months ended an increase in salaries and wages. These items were partly offset by decreases in other non-interest expense and intangible amortization during the three and nine months ended September 30, 2016 compared to the same periods in 2015. The increases in furniture and fixtures expense during the three and nine months ended September 30, 2016 compared to the same periods in 2015 were primarily related to increases in software maintenance, depreciation on furniture and equipment, equipment rental expense and repair expense. The increase during the three months ended September 30, 2016 was partly offset by a decrease in service contracts, while the increase during the nine months ended September 30, 2016 was partly offset by a decrease in software amortization. The increase in net occupancy expense during the three months ended September 30, 2016 compared to the same period in 2015 was primarily related to increases in building depreciation, repairs and maintenance/service contracts expense, depreciation on leasehold improvements and lease expense partly offset by decreases in property taxes and utilities expense. The increase in net occupancy expense during the nine months ended September 30, 2016 was primarily related to increases in building depreciation, repairs and maintenance/service contracts expense, property taxes and depreciation on leasehold improvements partly offset by decreases in lease expense and utilities expense and an increase in rental income from tenants. The net increases in furniture and equipment and occupancy expense during the reported periods were partly related to a new operations and support center, which was placed into service during 2015, and new financial center locations. The increases in employee benefit expense for the three and nine months ended September 30, 2016 were due, in part, to increases in medical insurance expense and payroll taxes, among other things, partly offset by decreases in expenses related to our defined benefit retirement plans. The increases in deposit insurance expense for the three and nine months ended 2016 compared to the same periods in 2015 were primarily related to an increase in the assessment rate and an increase in assets. The increase in salaries and wages during the nine months ended September 30, 2016 compared to the same period in 2015 was primarily related to an increase in salaries due to an increase in the number of employees as well as normal annual merit and market increases partly offset by a decrease in incentive compensation. See the analysis of these items included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.
Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $11.0 million and $35.9 million during the three and nine months ended September 30, 2016 and $11.8 million and $36.7 million during the three and nine months ended September 30, 2015. The decreases during the three and nine months ended September 30, 2016 were primarily related to decreases in commission income partly offset by increases in contingent commissions. See the analysis of insurance commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Frost Wealth Advisors
Net income for the three months ended September 30, 2016 increased $15 thousand, or 0.3% compared to the same period in 2015, while net income for the nine months ended September 30, 2016 decreased $1.6 million, or 10.4% compared to the same period in 2015. The increase during the three months ended September 30, 2016 was primarily due to a $941 thousand increase in net interest income and an $868 thousand increase in non-interest income mostly offset by a $1.8 million increase in non-interest expense. The decrease during the nine months ended September 30, 2016 was primarily due to a $3.1 million increase in non-interest expense and a $1.5 million decrease in non-interest income partly offset by a $2.1 million increase in net interest income and an $867 thousand decrease in income tax expense.
Net interest income for the three and nine months ended September 30, 2016 increased $941 thousand, or 47.5%, and $2.1 million, or 38.2%, compared to the same periods in 2015. The increases were primarily due to an increase in the funds transfer price received for funds provided related to Frost Wealth Advisors' repurchase agreements.
Non-interest income for the three months ended September 30, 2016 increased $868 thousand, or 2.9%, compared to the same period in 2015, while non-interest income for the nine months ended September 30, 2016 decreased $1.5 million, or 1.7% compared to the same period in 2015. The increase in non-interest income during the three months ended September 30, 2016 was primarily related to increases in trust and investment management fees and other charges, commissions and fees. The decrease in non-interest income during the nine months ended September 30, 2016 was primarily related to decreases in trust and investment management fees and other charges, commissions and fees. Trust and investment management fee income is the most significant income component for Frost Wealth Advisors. Investment fees are the most significant component of trust and investment management fees, making up approximately 81.6% of total trust and investment management fees for the first nine months of 2016. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. The increase in trust and investment management fees during the three months ended September 30, 2016 compared to the same period in 2015 was primarily the result of increases in trust investment fees and oil and gas fees partly offset by a decrease in real estate fees. The decrease in trust and investment management fees during the nine months ended September 30, 2016 compared to the same period in 2015 was primarily the result of decreases in oil and gas fees, securities lending income, estate fees and custody fees partly offset by an increase in trust investment fees. The increases in trust investment fees during 2016 were due to higher average equity valuations and an increase in the number of accounts. Though oil and gas fees were slightly higher in the third quarter of 2016 compared to the same period in 2015, the overall decrease in oil and gas fees during 2016 was partly due to lower prices and decreased production. The decrease in estate fees during 2016 was related to a decrease in the aggregate value of estates settled compared to 2015. The decrease in securities lending fees during the nine months ended September 30, 2016 was due to the termination of our securities lending operations during the first quarter of 2015. The increase in other charges, commissions and fees during the three months ended September 30, 2016 was primarily due to increases in income from the sale of money market accounts and mutual funds, among other things, partly offset by a decrease in income related to the sale of annuities. The decrease in other charges, commissions and fees during the nine months ended September 30, 2016 was primarily due to decreases in income related to the sale of annuities and mutual funds partly offset by an increase in income related to the sale of money market accounts. See the analysis of trust and investment management fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for the three and nine months ended September 30, 2016 increased $1.8 million, or 7.3%, and $3.1 million, or 4.2% compared to the same periods in 2015. The increases were primarily related to increases in other non-interest expense (up $1.6 million and $1.9 million for the three and nine months ended September 30, 2016, respectively), employee benefits (up $193 thousand and $668 thousand for the three and nine months ended September 30, 2016, respectively), and for the nine months ended September 30, 2016 an increase in salaries and wages (up $641 thousand). The increases in other non-interest expense during the three and nine months ended September 30, 2016 were primarily due to increases in sundry and other miscellaneous expense, expenses related to professional services and outside computer services, among other things, partly offset by decreases in mutual fund sub-advisor expenses, among other things. The increases in employee benefits expense during the three and nine months ended September 30, 2016 were due, in part, to increases in expenses related to our profit sharing plan, medical insurance expense and payroll taxes, among other things, partly offset by decreases in expense related to our defined benefit retirement plans. The increases in salaries and wages during the nine months ended September 30, 2016 was primarily related to an increase in the number of employees and normal annual merit and market increases and an increase in incentive compensation.
Non-Banks
The Non-Banks operating segment had net losses of $925 thousand and $3.7 million for the three and nine months ended September 30, 2016, respectively, compared to net losses of $334 thousand and $2.5 million for the same periods in 2015. The increase in net loss during the three months ended September 30, 2016 was primarily due to a $486 thousand decrease in non-interest income, a $358 thousand increase in non-interest expense and a $259 thousand increase in net interest expense partly offset by a $512 thousand increase in income tax benefit. The increase in net loss during the nine months ended September 30, 2016 was primarily due to a $1.0 million decrease in non-interest income, a $770 thousand increase in non-interest expense and a $638 thousand increase in net interest expense partly offset by a $1.2 million increase in income tax benefit. The decreases in non-interest income during the three and nine months ended September 30, 2016 were primarily related to decreases in mineral interest income. Mineral interest income is related to bonus, rental and shut-in payments and oil and gas royalties received from severed mineral interests on property owned by our wholly-owned non-banking subsidiary Main Plaza Corporation. The decrease in mineral interest income was partly related to lower energy prices and a decrease in production. The increases in non-interest expense during the three and nine months ended September 30, 2016 were primarily related to increases in other non-interest expense and employee benefits expense. The increases in net interest expense during the three and nine months ended September 30, 2016 were primarily related to an increase in the interest rates paid on our junior subordinated deferrable interest debentures and our subordinated notes due to increases in market rates.
Income Taxes
We recognized income tax expense of $10.9 million and $28.6 million, for an effective tax rate of 11.9% and 11.5% for the three and nine months ended September 30, 2016 compared to $12.1 million and $36.8 million, for an effective tax rate of 13.8% and 14.3% for the three and nine months ended September 30, 2015. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies. The decrease in the effective tax rate during 2016 was related to the adoption of a new accounting standard which impacted how the income tax effects associated with stock-based compensation are recognized (see Note 1 - Significant Accounting Policies in the accompanying consolidated financial statements) and an increase in the relative proportion of tax-exempt income to total pre-tax income as we purchased additional tax-exempt municipal securities.
Average Balance Sheet
Average assets totaled $28.5 billion for the nine months ended September 30, 2016 representing an increase of $595.9 million, or 2.1%, compared to average assets for the same period in 2015. The growth in average assets was primarily funded by deposit growth, earnings retention and an increase in average federal funds purchased and repurchase agreements. The increase was primarily reflected in earning assets, which increased $593.4 million, or 2.3%, during the nine months ended September 30, 2016 compared to the same period of 2015. The increase in earning assets was primarily due to a $573.1 million increase in average tax-exempt securities and a $264.8 million increase in average loans partly offset by a $217.9 million decrease in average taxable securities and a $38.9 million decrease in average interest-bearing deposits. Average deposit growth was primarily related to interest-bearing deposit accounts which increased $475.7 million partly offset by a $165.2 million decrease in non-interest bearing deposits. Average non-interest bearing deposits made up 40.9% and 42.1% of average total deposits during the first nine months of 2016 and 2015, respectively.
Loans
Loans were as follows as of the dates indicated:

	September 30, 2016	Percentage of Total	December 31, 2015	Percentage of Total
Commercial and industrial	$4,164,914	36.0%	$4,120,522	35.9%
Energy:
Production	962,943	8.3	1,249,678	10.9
Service	215,014	1.9	272,934	2.4
Other	206,950	1.8	235,583	2.0
Total energy	1,384,907	12.0	1,758,195	15.3
Commercial real estate:
Commercial mortgages	3,426,886	29.5	3,285,041	28.6
Construction	911,783	7.9	720,695	6.3
Land	300,233	2.6	286,991	2.5
Total commercial real estate	4,638,902	40.0	4,292,727	37.4
Consumer real estate:
Home equity loans	346,420	3.0	340,528	3.0
Home equity lines of credit	261,794	2.2	233,525	2.0
Other	321,043	2.8	306,696	2.6
Total consumer real estate	929,257	8.0	880,749	7.6
Total real estate	5,568,159	48.0	5,173,476	45.0
Consumer and other	463,430	4.0	434,338	3.8
Total loans	$11,581,410	100.0%	$11,486,531	100.0%
Loans increased $94.9 million, or 0.8%, compared to December 31, 2015. The majority of our loan portfolio is comprised of commercial and industrial loans, energy loans and real estate loans. Commercial and industrial loans made up 36.0% and 35.9% of total loans at September 30, 2016 and December 31, 2015, respectively, while energy loans made up 12.0% and 15.3% of total loans, respectively, and real estate loans made up 48.0% and 45.0% of total loans, respectively, at those dates. Real estate loans include both commercial and consumer balances. Selected details related to our loan portfolio segments are presented below. Refer to our 2015 Form 10-K for a more detailed discussion of our loan origination and risk management processes.
Commercial and industrial. Commercial and industrial loans increased $44.4 million, or 1.1%, during the nine months ended September 30, 2016. Our commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with our loan policy guidelines. The commercial and industrial loan portfolio also includes commercial leases and purchased shared national credits ("SNC"s) which are discussed in more detail below.
Energy. Energy loans include loans to entities and individuals that are engaged in various energy-related activities including (i) the development and production of oil or natural gas, (ii) providing oil and gas field servicing, (iii) providing energy-related transportation services (iv) providing equipment to support oil and gas drilling (v) refining petrochemicals, or (vi) trading oil, gas and related commodities. Energy loans decreased $373.3 million, or 21.2%, during the nine months ended September 30, 2016 compared to December 31, 2015. The decrease was primarily related to production loans. The average loan size, the significance of the portfolio and the specialized nature of the energy industry requires a highly prescriptive underwriting policy. Exceptions to this policy are rarely granted. The energy loan portfolio includes participations and purchased shared national credits, which are further discussed below.
Purchased Shared National Credits. Purchased shared national credits are participations purchased from upstream financial organizations and tend to be larger in size than our originated portfolio. Our purchased SNC portfolio totaled $796.2 million at September 30, 2016, decreasing $35.2 million, or 4.2%, from $831.4 million at December 31, 2015. At September 30, 2016, 54.4% of outstanding purchased SNCs were related to the energy industry and 12.2% of outstanding purchased SNCs were related to the construction industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the energy and commercial and industrial portfolio, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of our customers. As a matter of policy, we generally only participate in SNCs for companies headquartered in or which have significant operations within our market areas. In addition, we must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.
Commercial Real Estate. Commercial real estate loans totaled $4.6 billion at September 30, 2016, increasing $346.2 million compared to $4.3 billion at December 31, 2015. At such dates, commercial real estate loans represented 83.3% and 83.0% of total real estate loans, respectively. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan. Our primary focus for the commercial real estate portfolio has been growth in loans secured by owner-occupied properties. At September 30, 2016, approximately 47% of the outstanding principal balance of our commercial real estate loans were secured by owner-occupied properties.
Consumer Real Estate and Other Consumer Loans. The consumer loan portfolio, including all consumer real estate and consumer installment loans, totaled $1.4 billion at September 30, 2016 and $1.3 billion at December 31, 2015. Consumer real estate loans, increased $48.5 million, or 5.5%, from December 31, 2015. Combined, home equity loans and lines of credit made up 65.5% and 65.2% of the consumer real estate loan total at September 30, 2016 and December 31, 2015, respectively. We offer home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans. In general, we do not originate 1-4 family mortgage loans; however, from time to time, we may invest in such loans to meet the needs of our customers. Consumer and other loans, increased $29.1 million, or 6.7%, from December 31, 2015. The consumer and other loan portfolio primarily consists of automobile loans, overdrafts, unsecured revolving credit products, personal loans secured by cash and cash equivalents and other similar types of credit facilities.

Non-Performing Assets
Non-performing assets and accruing past due loans are presented in the table below. Troubled debt restructurings on non-accrual status are reported as non-accrual loans. Troubled debt restructurings on accrual status are reported separately.

	September 30, 2016	December 31, 2015
Non-accrual loans:
Commercial and industrial	$32,010	$25,111
Energy	51,397	21,180
Commercial real estate:
Buildings, land and other	10,058	34,519
Construction	547	569
Consumer real estate	2,488	1,862
Consumer and other	333	226
Total non-accrual loans	96,833	83,467
Restructured loans	1,946	—
Foreclosed assets:
Real estate	2,158	2,255
Other	—	—
Total foreclosed assets	2,158	2,255
Total non-performing assets	$100,937	$85,722

Ratio of non-performing assets to:
Total loans and foreclosed assets	0.87%	0.75%
Total assets	0.34	0.30
Accruing past due loans:
30 to 89 days past due	$59,993	$59,480
90 or more days past due	20,862	8,108
Total accruing past due loans	$80,855	$67,588
Ratio of accruing past due loans to total loans:
30 to 89 days past due	0.52%	0.52%
90 or more days past due	0.18	0.07
Total accruing past due loans	0.70%	0.59%
Non-performing assets include non-accrual loans, troubled debt restructurings and foreclosed assets. Non-performing assets at September 30, 2016 increased $15.2 million from December 31, 2015 primarily due to an increase in non-accrual energy and commercial and industrial loans partly offset by a decrease in non-accrual commercial real estate loans. Non-accrual energy loans included three credit relationships in excess of $5 million totaling $42.3 million at September 30, 2016 and one such credit relationship totaling $12.5 million at December 31, 2015. The increase in non-accrual energy loans during 2016 is related to the sustained decline in oil prices which has significantly impacted our customers in the energy industry, as more fully discussed in the section captioned “Allowance for Loan Losses” below. Non-accrual commercial and industrial loans included one credit relationship in excess of $5 million at both September 30, 2016 and December 31, 2015. This credit relationship totaled $9.9 million at September 30, 2016 and $15.0 million at December 31, 2015. Non-accrual real estate loans primarily consist of land development, 1-4 family residential construction credit relationships and loans secured by office buildings and religious facilities. Non-accrual commercial real estate loans included one credit relationship in excess of $5 million totaling $22.6 million at December 31, 2015. This credit relationship paid-off during the second quarter of 2016.
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
Foreclosed assets represent property acquired as the result of borrower defaults on loans. Foreclosed assets are recorded at estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for loan losses. Regulatory guidelines require us to reevaluate the fair value of foreclosed assets on at least an annual basis. Our policy is to comply with the regulatory guidelines. Write-downs are provided for subsequent declines in value and are included in other non-interest expense along with other expenses related to maintaining the properties. There were no significant write-downs of foreclosed assets during the nine months ended September 30, 2016 or 2015.
Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At September 30, 2016 and December 31, 2015, we had $68.0 million and $110.3 million in loans of this type which are not included in any one of the non-accrual, restructured or 90 days past due loan categories. At September 30, 2016, potential problem loans consisted of seven credit relationships. Of the total outstanding balance at September 30, 2016, 62.0% related to three customers in the energy industry, 16.0% related to one customer in distribution and 13.8% related to two customers that operate as contractors. Weakness in these organizations’ operating performance and financial condition, among other factors, have caused us to heighten the attention given to these credits.
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
The table below provides, as of the dates indicated, an allocation of the allowance for loan losses by loan type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	September 30, 2016	December 31, 2015
Commercial and industrial	$49,131	$42,993
Energy	62,243	54,696
Commercial real estate	29,217	24,313
Consumer real estate	4,167	4,659
Consumer and other	5,015	9,198
Total	$149,773	$135,859
The reserve allocated to commercial and industrial loans at September 30, 2016 increased $6.1 million compared to December 31, 2015. The increase was due to an increase in historical and specific valuation allowances partly offset by decreases in general valuation allowances and macroeconomic valuation allowances. Historical valuation allowances increased $5.6 million from $25.4 million at December 31, 2015 to $31.0 million at September 30, 2016. The increase was primarily related to increases in the volume of classified loans (loans having a risk grade of 11, 12 or 13) and non-classified loans graded as “watch” (risk grade 9) and “special mention” (risk grade 10) and an increase in the historical loss allocation factor applied to non-classified commercial and industrial loans graded as “watch.” Classified commercial and industrial loans totaled $108.7 million at September 30, 2016 compared to $74.6 million at December 31, 2015. The weighted-average risk grade of commercial and industrial loans was 6.30 at September 30, 2016 compared to 6.13 at December 31, 2015. Commercial loan net charge-offs totaled $8.2 million during the first nine months of 2016 compared to $4.7 million during the first nine months of 2015. Specific valuation allowances increased $2.0 million from $2.4 million at December 31, 2015 to $4.4 million at September 30, 2016. General valuation allowances for commercial and industrial loans decreased $1.4 million from $7.3 million at December 31, 2015 to $6.0 million at September 30, 2016. The decrease was primarily related to decreases in allocations for loans not reviewed by concurrence, large credit relationships, policy exceptions, highly leveraged credit relationships and excessive industry concentrations partly offset by a decrease in the adjustment for recoveries. Macroeconomic valuation allowances for commercial and industrial loans decreased $110 thousand from $7.8 million at December 31, 2015 to $7.7 million at September 30, 2016. The decrease was primarily related to a decrease in the distressed industries allocation mostly offset by an increase in the environmental risk adjustment.
The reserve allocated to energy loans at September 30, 2016 increased $7.5 million compared to December 31, 2015. As a result, reserves allocated to energy loans as a percentage of total energy loans totaled 4.49% at September 30, 2016 compared to 3.11% at December 31, 2015. This increase was primarily related to increases in historical valuation allowances and specific valuation allowances partly offset by decreases in macroeconomic valuation allowances and general valuation allowances.

Historical valuation allowances increased $18.5 million from $21.2 million at December 31, 2015 to $39.7 million at September 30, 2016. The increase in historical valuation allowances was partly due to increases in the volume of classified energy loans, particularly those graded as “substandard - accrual” (risk grade 11), and non-classified energy loans graded as “special mention” (risk grade 10). These increases were partly offset by the impact of decreases in the volume of non-classified energy loans graded as “pass” and “watch” and decreases in the historical loss allocation factor applied to non-classified energy loans graded as “pass” and “special mention” and classified energy loans graded as “substandard” (risk grades 11 and 12). Classified energy loans totaled $299.6 million at September 30, 2016 compared to $98.0 million at December 31, 2015. Non-classified energy loans graded as “watch” and “special mention” totaled $336.6 million at September 30, 2016 compared to $274.4 million at December 31, 2015, increasing $62.2 million while "pass" grade energy loans decreased $637.0 million from $1.4 billion at December 31, 2015 to $748.8 million at September 30, 2016. The overall decrease in non-classified energy loans reflects the migration of energy loans into higher risk grade categories as well as an overall decrease in the size of our energy loan portfolio, particularly within the production and service sectors of the energy industry. The weighted-average risk grade of energy loans was 8.13 at September 30, 2016 compared to 6.89 at December 31, 2015. This upward migration in the weighted-average risk grade for energy loans was influenced by regulatory guidance related to energy loan classifications. Specific valuation allowances for energy loans increased $500 thousand from $2.0 million at December 31, 2015 to $2.5 million at September 30, 2016. At such dates, specific valuation allowance were related to the same credit relationship which had an outstanding balance of $12.5 million at December 31, 2015 and $8.3 million at September 30, 2016, the decrease resulting from a partial charge-off. Energy loan net charge-offs totaled $18.6 million during the first nine months of 2016 compared to a net recovery of $3 thousand during the first nine months of 2015. The charge-offs in 2016 were primarily related to three large credit relationships for which, at the time we recognized the charged-offs, had associated specific valuation allowances totaling $27.5 million. Macroeconomic valuation allowances related to energy loans totaled $16.9 million at September 30, 2016 compared to $26.0 million at December 31, 2015. As discussed in our 2015 Form 10-K, we performed a sensitivity stress test as of December 31, 2015 and, as a result of our analysis, we recognized an additional $22.0 million provision for loan losses during the fourth quarter of 2015 to allocate additional reserves for the added inherent risk resulting from continued oil price volatility and the ongoing downturn in the energy industry. Since then, oil prices decreased sharply and subsequently rebounded from the low-point in January 2016. The price per barrel of crude oil was approximately $37 at December 31, 2015 and subsequently declined below $30 in January 2016. At September 30, 2016, the price per barrel of crude oil was approximately $48. The decrease in the reserve allocated for general macroeconomic risk resulted as the risks associated with the continued oil price volatility and the ongoing downturn in the energy industry are now reflected in other components of the overall reserves allocated for energy loans, primarily the aforementioned increases in historical valuation allowances resulting from the upward migration of energy loan risk grades. General valuation allowances decreased $2.4 million primarily due to a decrease in allocations for excessive industry concentrations and, to a lesser extent, decreases in allocations for highly leveraged credit relationships and large credit relationships.
The reserve allocated to commercial real estate loans at September 30, 2016 increased $4.9 million compared to December 31, 2015. The increase was primarily related to an increase in macroeconomic valuation allowances and, to a lesser extent increases in specific and historical valuation allowances partly offset by a decrease in general valuation allowances. Macroeconomic valuation allowances increased $3.3 million from $4.2 million at December 31, 2015 to $7.5 million at September 30, 2016. The increase was primarily related to current economic trends impacting our Houston market area as on-going weakness in the energy sector has impacted the market's commercial real estate sector resulting in decreased construction, more rent concessions and higher vacancy rates. Specific valuation allowances on commercial real estate loans totaled $875 thousand at September 30, 2016 while there were no specific valuation allowances at December 31, 2015. Historical valuation allowances increased $859 thousand primarily due to increases in the volume of non-classified commercial real estate loans and classified commercial real estate loans graded as “substandard - accrual” (risk grade 11), partly offset by decreases in the historical loss allocation factors for all grades of commercial real estate loans. Non-classified commercial real estate loans increased $342.4 million from December 31, 2015 to September 30, 2016 primarily due to an increase in commercial real estate loans graded as “pass.” Classified commercial real estate loans increased $3.8 million from $86.8 million at December 31, 2015 to $90.5 million at September 30, 2016 as an increase in commercial real estate loans classified as “substandard - accrual” (risk grade 11) was mostly offset by a decrease in commercial real estate loans classified as “substandard - non-accrual” (risk grade 12). The weighted-average risk grade of commercial real estate loans was 6.96 at September 30, 2016 compared to 6.88 at December 31, 2015. The decrease in general valuation allowances was primarily related to decreases in allocations for loans not reviewed by concurrence, which decreased $599 thousand, and allowances related to large credit relationships, which decreased $249 thousand, among other things, partly offset by an increase in the allocation for highly leveraged credit relationships.
The reserve allocated to consumer real estate loans at September 30, 2016 decreased $492 thousand compared to December 31, 2015. This decrease was mostly due to a decrease in general valuation allowances allocated for loans not reviewed by concurrence, which decreased $515 thousand and an increase in the reduction for recoveries, which increased $87 thousand.
The reserve allocated to consumer and other loans at September 30, 2016 decreased $4.2 million compared to December 31, 2015. The decrease was primarily related to decreases in historical valuation allowances and macroeconomic valuation allowances partly offset by an increase in general valuation allowances. The decrease in historical valuation allowances was primarily due to a decrease in the historical loss allocation factor applied to consumer and other loans, which was related to a change in the way we estimate valuation allowances for consumer and other loans and, now separately, for overdrafts (See Note 3 - Loans). The decrease in macroeconomic valuation allowances was related to a decrease in the environmental risk adjustment due to a decrease in the environmental risk adjustment factor and decreases in the historical valuation allowances to which the environmental adjustment factor is applied. The increase in general valuation allowances was primarily related to a decrease in the adjustment for recoveries, which was primarily related to the aforementioned change in the way we estimate valuation allowances for consumer and other loans and, now separately, for overdrafts.
Activity in the allowance for loan losses is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance at beginning of period	$149,714	$106,607	$135,859	$99,542
Provision for loan losses	5,045	6,810	42,734	17,845
Charge-offs:
Commercial and industrial	(4,036)	(4,074)	(10,754)	(8,580)
Energy	(884)	—	(18,644)	—
Commercial real estate	(9)	(107)	(56)	(585)
Consumer real estate	(287)	(423)	(464)	(524)
Consumer and other	(3,300)	(3,000)	(9,276)	(8,497)
Total charge-offs	(8,516)	(7,604)	(39,194)	(18,186)
Recoveries:
Commercial and industrial	957	1,959	2,577	3,930
Energy	19	—	21	3
Commercial real estate	277	309	875	775
Consumer real estate	92	201	442	355
Consumer and other	2,185	2,091	6,459	6,109
Total recoveries	3,530	4,560	10,374	11,172
Net charge-offs	(4,986)	(3,044)	(28,820)	(7,014)
Balance at end of period	$149,773	$110,373	$149,773	$110,373

Ratio of allowance for loan losses to:
Total loans	1.29%	0.97%	1.29%	0.97%
Non-accrual loans	154.67	199.04	154.67	199.04
Ratio of annualized net charge-offs to average total loans	0.17	0.11	0.33	0.08
The provision for loan losses increased $24.9 million, or 139.5%, during the nine months ended September 30, 2016 compared to the same period in 2015. The increase in the provision for loan losses during the nine months ended September 30, 2016 was mostly related to an increase in the volume of classified energy, commercial and industrial and commercial real estate loans; a significant increase in net charge-offs, particularly related to energy loans; higher levels of specific valuation allowances; and increases in the weighted-average risk grades of our energy, commercial and industrial and commercial real estate loan portfolios. Classified energy, commercial and industrial and commercial real estate loans totaled $498.7 million at September 30, 2016 compared to $259.4 million at December 31, 2015. Net charge-offs during the nine months ended September 30, 2016 totaled $28.8 million compared to $7.0 million during the same period in 2015, with the majority of this increase related to energy loans. Specific valuation allowances related to energy, commercial and industrial and commercial real estate loans totaled $7.8 million at September 30, 2016 compared to $4.4 million at December 31, 2015. The overall weighted-average risk grades of our energy, commercial and industrial and commercial real estate loan portfolios was 6.85 at September 30, 2016 compared to 6.58 at December 31, 2015. The ratio of the allowance for loan losses to total loans was 1.29% at September 30, 2016 compared to 1.18% at December 31, 2015. Management believes the recorded amount of the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, our estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

Capital and Liquidity
Capital. Shareholders’ equity totaled $3.2 billion at September 30, 2016 and $2.9 billion December 31, 2015. In addition to net income of $220.5 million, other sources of capital during the nine months ended September 30, 2016 included other comprehensive income, net of tax, of $101.7 million, $47.9 million in proceeds from stock option exercises and $8.0 million related to stock-based compensation. Uses of capital during the nine months ended September 30, 2016 included $106.6 million of dividends paid on preferred and common stock.
The accumulated other comprehensive income/loss component of shareholders’ equity totaled a net, after-tax, unrealized gain of $215.5 million at September 30, 2016 compared to a net, after-tax, unrealized gain of $113.9 million at December 31, 2015. The increase was primarily due to a $115.3 million net after-tax increase in the net unrealized gain on securities available for sale.
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
We paid a quarterly dividend of $0.53, $0.54 and $0.54 per common share during the first, second and third quarters of 2016, respectively, and a quarterly dividend of $0.51, $0.53 and $0.53 per common share during the first, second and third quarters of 2015, respectively. This equates to a common stock dividend payout ratio of 46.9% and 46.0% during the first nine months of 2016 and 2015, respectively. Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our capital stock may be impacted by certain restrictions under the terms of our junior subordinated deferrable interest debentures and our Series A Preferred Stock as described in Note 7 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.
Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. Stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. We did not have any active stock repurchase plans during the first nine months of 2016. See Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds, included elsewhere in this report.
Liquidity. As more fully discussed in our 2015 Form 10-K, our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of September 30, 2016, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity, that would have a material adverse effect on us.
Since Cullen/Frost is a holding company and does not conduct operations, our primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 7 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At September 30, 2016, Cullen/Frost had liquid assets, including cash and resell agreements, totaling $253.4 million.
Accounting Standards Updates
See Note 17 - Accounting Standards Updates in the accompanying notes to consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on our financial statements.

Consolidated Average Balance Sheets and Interest Income Analysis - Quarter To Date
(Dollars in thousands - taxable-equivalent basis)

	September 30, 2016			September 30, 2015
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$3,190,306	$4,111	0.51%	$3,016,670	$1,937	0.25%
Federal funds sold and resell agreements	28,152	48	0.68	27,006	28	0.41
Securities:
Taxable	5,391,848	25,897	1.97	5,309,561	27,518	2.11
Tax-exempt	6,983,626	92,917	5.53	6,263,386	86,598	5.58
Total securities	12,375,474	118,814	3.97	11,572,947	114,116	3.99
Loans, net of unearned discounts	11,457,464	115,674	4.02	11,361,932	112,579	3.93
Total Earning Assets and Average Rate Earned	27,051,396	238,647	3.57	25,978,555	228,660	3.53
Cash and due from banks	487,456			507,632
Allowance for loan losses	(152,549)			(109,721)
Premises and equipment, net	564,764			532,372
Accrued interest and other assets	1,180,987			1,155,886
Total Assets	$29,132,054			$28,064,724

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$9,225,059			$9,424,520
Correspondent banks	292,971			340,120
Public funds	484,543			496,929
Total non-interest-bearing demand deposits	10,002,573			10,261,569
Interest-bearing deposits:
Private accounts
Savings and interest checking	5,948,616	264	0.02	4,836,763	250	0.02
Money market deposit accounts	7,473,650	1,170	0.06	7,719,727	1,534	0.08
Time accounts	807,055	278	0.14	844,462	324	0.15
Public funds	420,281	37	0.03	435,601	30	0.03
Total interest-bearing deposits	14,649,602	1,749	0.05	13,836,553	2,138	0.06
Total deposits	24,652,175			24,098,122
Federal funds purchased and repurchase agreements	797,417	44	0.02	645,818	39	0.02
Junior subordinated deferrable interest debentures	136,107	839	2.47	136,049	689	2.03
Subordinated notes payable and other notes	99,948	350	1.40	99,828	241	0.97
Total Interest-Bearing Funds and Average Rate Paid	15,683,074	2,982	0.08	14,718,248	3,107	0.08
Accrued interest and other liabilities	285,585			209,850
Total Liabilities	25,971,232			25,189,667
Shareholders’ Equity	3,160,822			2,875,057
Total Liabilities and Shareholders’ Equity	$29,132,054			$28,064,724
Net interest income		$235,665			$225,553
Net interest spread			3.49%			3.45%
Net interest income to total average earning assets			3.53%			3.48%
For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis - Year To Date
(Dollars in thousands - taxable-equivalent basis)

	September 30, 2016			September 30, 2015
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$2,956,822	$11,366	0.51%	$2,995,730	$5,743	0.26%
Federal funds sold and resell agreements	34,179	165	0.64	21,827	69	0.42
Securities:
Taxable	5,245,649	77,402	2.02	5,463,556	85,607	2.13
Tax-exempt	6,660,843	270,586	5.58	6,087,770	251,605	5.59
Total securities	11,906,492	347,988	4.01	11,551,326	337,212	3.96
Loans, net of unearned discounts	11,497,340	344,289	4.00	11,232,527	329,263	3.92
Total Earning Assets and Average Rate Earned	26,394,833	703,808	3.60	25,801,410	672,287	3.50
Cash and due from banks	504,074			528,177
Allowance for loan losses	(151,643)			(106,164)
Premises and equipment, net	561,215			500,606
Accrued interest and other assets	1,180,513			1,169,025
Total Assets	$28,488,992			$27,893,054

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$9,055,750			$9,240,771
Correspondent banks	322,495			351,932
Public funds	515,195			465,983
Total non-interest-bearing demand deposits	9,893,440			10,058,686
Interest-bearing deposits:
Private accounts
Savings and interest checking	5,610,695	778	0.02	4,800,135	743	0.02
Money market deposit accounts	7,441,626	3,545	0.06	7,735,355	5,097	0.09
Time accounts	813,297	853	0.14	888,299	1,133	0.17
Public funds	452,655	133	0.04	418,817	103	0.03
Total interest-bearing deposits	14,318,273	5,309	0.05	13,842,606	7,076	0.07
Total deposits	24,211,713			23,901,292
Federal funds purchased and repurchase agreements	734,022	152	0.03	624,175	113	0.02
Junior subordinated deferrable interest debentures	136,092	2,392	2.34	136,035	2,016	1.98
Subordinated notes payable and other notes	99,918	958	1.28	99,798	696	0.93
Total Interest-Bearing Funds and Average Rate Paid	15,288,305	8,811	0.08	14,702,614	9,901	0.09
Accrued interest and other liabilities	259,131			240,658
Total Liabilities	25,440,876			25,001,958
Shareholders’ Equity	3,048,116			2,891,096
Total Liabilities and Shareholders’ Equity	$28,488,992			$27,893,054
Net interest income		$694,997			$662,386
Net interest spread			3.52%			3.41%
Net interest income to total average earning assets			3.56%			3.45%
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
For modeling purposes, as of September 30, 2016, the model simulations projected that a 100 basis point ratable increase in interest rates would result in a positive variance in net interest income of 0.4% and a 200 basis point ratable increase in interest rates would result in a positive variance in net interest income of 1.5%, relative to the flat-rate case over the next 12 months, while a decrease in interest rates of 50 basis points would result in a negative variance in net interest income of 6.5% relative to the flat-rate case over the next 12 months. The September 30, 2016 model simulations were impacted by the assumption, for modeling purposes, that we will begin to pay interest on commercial demand deposits (those not already receiving an earnings credit rate) in the fourth quarter of 2016, as further discussed below. As of September 30, 2015, the model simulations projected that a 100 basis point ratable increase in interest rates would result in no material variance in net interest income and a 200 basis point ratable increase in interest rates would result in positive variance in net interest income of 0.6%, relative to the flat-rate case over the next 12 months, while a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 3.5% relative to the flat-rate case over the next 12 months. The September 30, 2015 model simulations were impacted by the assumption, for modeling purposes, that we would begin to pay interest on commercial demand deposits (those not already receiving an earnings credit rate) in the fourth quarter of 2015.
The model simulations as of September 30, 2016 indicate that our balance sheet is more asset sensitive in comparison to our balance sheet as of September 30, 2015. The shift to a more asset sensitive position was primarily due to a decrease in the relative proportion of projected average interest bearing deposits to projected total average deposits and an increase in the relative proportion of federal funds sold to projected average interest-earning assets. The model also projects decreases in the relative proportions of securities and loans to projected average interest-earning assets coupled with an an increase in the relative proportion of variable-rate loans to total loans. Federal funds sold and variable-rate loans are more immediately impacted by changes in interest rates in comparison to fixed-rate loans and securities.
As mentioned above, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) repealed the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. To date, we have not experienced any significant additional interest costs as a result of the repeal; however, we may begin to incur interest costs associated with certain demand deposits in the future as market conditions warrant. If this were to occur, our balance sheet would likely become more liability sensitive. Because the interest rate that will ultimately be paid on these demand deposits depends upon a variety of factors, some of which are beyond our control, we assumed an aggressive pricing structure for the purposes of the model simulations discussed above with interest payments beginning in the fourth quarter of 2016. Should the actual interest rate paid on demand deposits be less than the rate assumed in the model simulations, or should the interest rate paid for demand deposits become an administered rate with less direct correlation to movements in general market interest rates, our balance sheet could be more asset sensitive than the model simulations might otherwise indicate.
As of September 30, 2016, the effects of a 200 basis point increase and a 50 basis point decrease in interest rates on our derivative holdings would not result in a significant variance in our net interest income.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases we made or were made on our behalf or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended September 30, 2016. Dollar amounts in thousands.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plan at the End of the Period
July 1, 2016 to July 31, 2016	—	$—	—	$—
August 1, 2016 to August 31, 2016	—	—	—	—
September 1, 2016 to September 30, 2016	—	—	—	—
Total	—	$—	—	—

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

Cullen/Frost Bankers, Inc.
(Registrant)

Date:	October 26, 2016	By:	/s/ Jerry Salinas
Jerry Salinas
Group Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer, Principal Financial
Officer and Principal Accounting Officer)