Form 10-K
period 2016-12-31
CULLEN/FROST BANKERS, INC.
filed 2017-02-03
CIK 39263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended:    December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐    No  ☒
As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by non-affiliates, based upon the closing price per share of the registrant’s common stock as reported on The New York Stock Exchange, Inc., was approximately $3.7 billion.
As of February 1, 2017, there were 63,753,408 shares of the registrant’s common stock, $.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2017 Annual Meeting of Shareholders of Cullen/Frost Bankers, Inc. to be held on April 27, 2017 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

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
The Corporation
Cullen/Frost Bankers, Inc., a Texas business corporation incorporated in 1977, is a financial holding company and a bank holding company headquartered in San Antonio, Texas that provides, through its subsidiaries, a broad array of products and services throughout numerous Texas markets. The terms “Cullen/Frost,” “the Corporation,” “we,” “us” and “our” mean Cullen/Frost Bankers, Inc. and its subsidiaries, when appropriate. We offer commercial and consumer banking services, as well as trust and investment management, insurance, brokerage, mutual funds, leasing, treasury management, capital markets advisory and item processing services. At December 31, 2016, Cullen/Frost had consolidated total assets of $30.2 billion and was one of the largest independent bank holding companies headquartered in the State of Texas.
Our philosophy is to grow and prosper, building long-term relationships based on top quality service, high ethical standards, and safe, sound assets. We operate as a locally-oriented, community-based financial services organization, augmented by experienced, centralized support in select critical areas. Our local market orientation is reflected in our regional management and regional advisory boards, which are comprised of local business persons, professionals and other community representatives that assist our regional management in responding to local banking needs. Despite this local market, community-based focus, we offer many of the products available at much larger money-center financial institutions.
We serve a wide variety of industries including, among others, energy, manufacturing, services, construction, retail, telecommunications, healthcare, military and transportation. Our customer base is similarly diverse. While our loan portfolio has a significant concentration of energy-related loans totaling approximately 11.6% of total loans at December 31, 2016, we are not dependent upon any single industry or customer.
Our operating objectives include expansion, diversification within our markets, growth of our fee-based income, and growth internally and through acquisitions of financial institutions, branches and financial services businesses. We generally seek merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services. We regularly evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. During 2014, we acquired WNB Bancshares, Inc., a privately-held bank holding company headquartered in Odessa, Texas (“WNB”). See Note 2 - Mergers and Acquisitions in the accompanying notes to consolidated financial statements included elsewhere in this report. From time to time, we have also acquired various small businesses through our insurance subsidiary. The aforementioned acquisitions did not have a significant impact on our financial statements during their respective reporting periods.
Our ability to engage in certain merger or acquisition transactions, whether or not any regulatory approval is required, will be dependent upon our bank regulators’ views at the time as to the capital levels, quality of management and our overall condition and their assessment of a variety of other factors. Certain merger or acquisition transactions, including those involving the acquisition of a depository institution or the assumption of the deposits of any depository institution, require formal approval from various bank regulatory authorities, which will be subject to a variety of factors and considerations. As part of the approval process in connection with the acquisition of WNB, we agreed with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) that before bringing it any further expansionary proposals, except for proposed branches serving majority minority areas within our existing markets, we would enhance certain compliance programs, including those related to fair lending. As of May 27, 2016, the Federal Reserve Board has released us from the expansionary restrictions set forth in that commitment.

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
Cullen/Frost’s executive offices are located at 100 W. Houston Street, San Antonio, Texas 78205, and its telephone number is (210) 220-4011.
Subsidiaries of Cullen/Frost
Frost Bank
Frost Bank, the principal operating subsidiary and sole banking subsidiary of Cullen/Frost, is a Texas-chartered bank primarily engaged in the business of commercial and consumer banking through approximately 136 financial centers across Texas in the Austin, Corpus Christi, Dallas, Fort Worth, Houston, Permian Basin, Rio Grande Valley and San Antonio regions. Frost Bank also operates over 1,200 automated-teller machines (“ATMs”) throughout the State of Texas, approximately half of which are operated in connection with a branding arrangement to be the exclusive cash-machine provider for CST Brands, Inc. Corner Stores in Texas. Frost Bank was originally chartered as a national banking association in 1899, but its origin can be traced to a mercantile partnership organized in 1868. At December 31, 2016, Frost Bank had consolidated total assets of $30.2 billion and total deposits of $25.9 billion and was one of the largest commercial banks headquartered in the State of Texas.
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

•
Correspondent Banking. Frost Bank acts as correspondent for approximately 241 financial institutions, which are primarily banks in Texas. These banks maintain deposits with Frost Bank, which offers them a full range of services including check clearing, transfer of funds, fixed income security services, and securities custody and clearance services.

•
Trust Services. Frost Bank provides a wide range of trust, investment, agency and custodial services for individual and corporate clients. These services include the administration of estates and personal trusts, as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations. At December 31, 2016, the estimated fair value of trust assets was $29.3 billion, including managed assets of $13.4 billion and custody assets of $15.9 billion.

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
Significant elements of the laws and regulations applicable to Cullen/Frost and its subsidiaries are described below. The description is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described. Also, such statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to Cullen/Frost and its subsidiaries could have a material effect on our business, financial condition or our results of operations. Recent political developments, including the change in administration in the United States, have added additional uncertainty to the implementation, scope and timing of regulatory reforms.
Regulatory Agencies
Cullen/Frost is a legal entity separate and distinct from Frost Bank and its other subsidiaries. As a financial holding company and a bank holding company, Cullen/Frost is regulated under the Bank Holding Company Act of 1956, as amended (“BHC Act”), and it and its subsidiaries are subject to inspection, examination and supervision by the Federal Reserve Board. The BHC Act provides generally for “umbrella” regulation of financial holding companies such as Cullen/Frost by the Federal Reserve Board, and for functional regulation of banking activities by bank regulators, securities activities by securities regulators, and insurance activities by insurance regulators. Cullen/Frost is also under the jurisdiction of the Securities and Exchange Commission (“SEC”) and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. Cullen/Frost’s common stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol “CFR” and our 5.375% Non-Cumulative Perpetual Preferred Stock, Series A, is listed on the NYSE under the trading symbol “CFRpA.”  Accordingly, Cullen/Frost is also subject to the rules of the NYSE for listed companies.
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
All member banks of the Federal Reserve System, including Frost Bank, are required to hold stock in the Federal Reserve System's Reserve Banks in an amount equal to six percent of their capital stock and surplus (half paid to acquire the stock with the remainder held as a cash reserve). Member banks do not have any control over the Federal Reserve System as a result of owning the stock and the stock cannot be sold or traded. Prior to the enactment of the Fixing America's Surface Transportation Act (“FAST Act”) in December 2015, member banks received a fixed, six percent dividend annually on their stock. Under the FAST Act, the annual dividend rate for member banks with total assets in excess of $10 billion, including Frost Bank, changed from a fixed, six percent dividend rate to a floating dividend rate tied to 10-year U.S. Treasuries with the maximum dividend rate capped at six percent. The total amount of stock dividends that Frost Bank received from the Federal Reserve totaled $734 thousand in 2016, $2.1 million in 2015 and $1.9 million in 2014. The decrease in 2016 resulted from the implementation of the aforementioned FAST Act, as the 10-year U.S. Treasury yields used to determine the annual stock dividend rate for 2016 were significantly lower than the fixed, six percent dividend rate used to determine the annual stock dividend rate in 2015 and 2014.
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
Dividends
The principal source of Cullen/Frost’s liquidity is dividends from Frost Bank. The prior approval of the Federal Reserve Board is required if the total of all dividends declared by a state-chartered member bank in any calendar year would exceed the sum of the bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus or to fund the retirement of preferred stock. Federal law also prohibits a state-chartered, member bank from paying dividends that would be greater than the bank’s undivided profits. Frost Bank is also subject to limitations under Texas state law regarding the level of dividends that may be paid. Under the foregoing dividend restrictions, and while maintaining its “well capitalized” status, Frost Bank could pay aggregate dividends of approximately $489.1 million to Cullen/Frost, without obtaining affirmative governmental approvals, at December 31, 2016. This amount is not necessarily indicative of amounts that may be paid or available to be paid in future periods.
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
The Basel III Capital Rules, among other things, (i) include a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expand the scope of the deductions/adjustments to capital as compared to existing regulations.
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
The Basel III Capital Rules also require a “capital conservation buffer”, composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019. The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is only applicable to certain covered institutions and does not have any current applicability to Cullen/Frost or Frost Bank. The capital conservation buffer is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios. Banking institutions with a ratio of CET1 to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer and, if applicable, the countercyclical capital buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.
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
In addition, under the general risk-based capital rules, the effects of accumulated other comprehensive income items included in capital were excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive income items are not excluded; however, non-advanced approaches banking organizations, including Cullen/Frost and Frost Bank, were able to make a one-time permanent election to continue to exclude these items. Both Cullen/Frost and Frost Bank made this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of their available-for-sale securities portfolio. Under the Basel III Capital Rules, trust preferred securities no longer included in our Tier 1 capital may nonetheless be included as a component of Tier 2 capital on a permanent basis without phase-out.
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
Management believes that, as of December 31, 2016, Cullen/Frost and Frost Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements had been in effect.
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
In September 2014, the federal bank regulators approved final rules implementing the LCR for advanced approaches banking organizations (i.e., banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in total on-balance sheet foreign exposure) and a modified version of the LCR for bank holding companies with at least $50 billion in total consolidated assets that are not advanced approach banking organizations, neither of which would apply to Cullen/Frost or Frost Bank. In the second quarter of 2016, the federal banking regulators issued a proposed rule that would implement the NSFR for certain U.S. banking organizations. The proposed rule would require certain U.S. banking organizations to ensure they have access to stable funding over a one-year time horizon and has an effective date of January 1, 2018.  The proposed rule would not apply to U.S. banking organizations with less than $50 billion in total consolidated assets such as Cullen/Frost and Frost Bank.

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
Cullen/Frost believes that, as of December 31, 2016, its bank subsidiary, Frost Bank, was “well capitalized” based on the aforementioned ratios. For further information regarding the capital ratios and leverage ratio of Cullen/Frost and Frost Bank see the discussion under the section captioned “Capital and Liquidity” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 10 - Capital and Regulatory Matters

in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, elsewhere in this report.
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
In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. In August 2016, the FDIC announced that the DIF reserve ratio had surpassed 1.15% as of June 30, 2016. As a result, beginning in the third quarter of 2016, the range of initial assessment ranges for all institutions were adjusted downward such that the initial base deposit insurance assessment rate ranges from 3 to 30 basis points on an annualized basis. After the effect of potential base-rate adjustments, the total base assessment rate could range from 1.5 to 40 basis points on an annualized basis. In March 2016, the FDIC adopted a final rule increasing the reserve ratio for the Deposit Insurance Fund to 1.35% of total insured deposits. The rule imposes a surcharge on the assessments of depository institutions with $10 billion or more in assets, including Frost Bank, beginning the third quarter of 2016 and continuing through the earlier of the quarter that the reserve ratio first reaches or exceeds 1.35% and December 31, 2018. This surcharge resulted in increased costs for Frost Bank in 2016.
FDIC deposit insurance expense totaled $17.4 million, $14.5 million and $13.2 million in 2016, 2015 and 2014, respectively. FDIC deposit insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.
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
Community Reinvestment Act
The Community Reinvestment Act of 1977 (“CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire any company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Furthermore, banking regulators take into account CRA ratings when considering a request for an approval of a proposed transaction. Frost Bank received a rating of “satisfactory” in its most recent CRA examination in 2015.
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
During the second quarter of 2016, the U.S. financial regulators, including the Federal Reserve Board and the SEC, proposed revised rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets (including Cullen/Frost and Frost Bank). The proposed revised rules would establish general qualitative requirements applicable to all covered entities, which would include (i) prohibiting incentive arrangements that encourage inappropriate risks by providing excessive compensation; (ii) prohibiting incentive arrangements that encourage inappropriate risks that could lead to a material financial loss; (iii) establishing requirements for performance measures to appropriately balance risk and reward; (iv) requiring board of director oversight of incentive arrangements; and (v) mandating appropriate record-keeping. Under the proposed rule, larger financial institutions with total consolidated assets of at least $50 billion would also be subject to additional requirements applicable to such institutions’

“senior executive officers” and “significant risk-takers.” These additional requirements would not be applicable to Cullen/Frost or Frost Bank, each of which currently have less than $50 billion in total consolidated assets.
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
Employees
At December 31, 2016, we employed 4,217 full-time equivalent employees. None of our employees are represented by collective bargaining agreements. We believe our employee relations to be good.

Executive Officers of the Registrant
The names, ages as of December 31, 2016, recent business experience and positions or offices held by each of the executive officers of Cullen/Frost are as follows:

Name and Position Held	Age	Recent Business Experience

Phillip D. Green Chairman of the Board, Chief Executive Officer and Director of Cullen/Frost	62
Officer of Frost Bank since July 1980. Group Executive Vice President, Chief Financial Officer of Cullen/Frost from October 1995 to January 2015. President of Cullen/Frost from January 2015 to March 2016. Chairman of the Board and Chief Executive Officer of Cullen/Frost from April 2016 to present.

Patrick B. Frost Director of Cullen/Frost, President of Frost Bank, Group Executive Vice President, Frost Wealth Advisors of Frost Bank and President of Frost Insurance	56
Officer of Frost Bank since 1985. President of Frost Bank from August 1993 to present. Director of Cullen/Frost from May 1997 to present. Group Executive Vice President, Frost Wealth Advisors of Frost Bank from April 2016 to present. President of Frost Insurance from October 2014 to present.

Jerry Salinas Group Executive Vice President, Chief Financial Officer of Cullen/Frost	58
Officer of Frost Bank since January 1986. Senior Executive Vice President, Treasurer of Cullen/Frost from 1997 to January 2015. Group Executive Vice President, Chief Financial Officer of Cullen/Frost from January 2015 to present.

Annette Alonzo Group Executive Vice President, Chief Human Resources Officer of Frost Bank	48
Officer of Frost Bank since 1993. Executive Vice President, Human Resources of Frost Bank from July 2006 to January 2015. Senior Executive Vice President, Human Resources of Frost Bank from January 2015 to July 2015. Group Executive Vice President, Human Resources of Frost Bank from July 2015 to March 2016. Group Executive Vice President, Chief Human Resources Officer of Frost Bank from April 2016 to present.

Robert A. Berman Group Executive Vice President, Research and Strategy of Frost Bank	54	Officer of Frost Bank since January 1989. Group Executive Vice President, Research and Strategy of Frost Bank from May 2001 to present.
Paul H. Bracher President of Cullen/Frost and Group Executive Vice President, Chief Banking Officer of Frost Bank	60
Officer of Frost Bank since January 1982. President, State Regions of Frost Bank from February 2001 to January 2015. Group Executive Vice President, Chief Banking Officer of Frost Bank from January 2015 to present. President of Cullen/Frost from April 2016 to present.

Gary McKnight Group Executive Vice President, Technology and Operations of Frost Bank	63
Officer of Frost Bank since 1981. Senior Executive Vice President, Technology and Operations of Frost Bank from January 2005 to July 2015. Group Executive Vice President, Technology and Operations of Frost Bank from July 2015 to present.

Paul J. Olivier Group Executive Vice President, Chief Consumer Banking Officer of Frost Bank	64	Officer of Frost Bank since August 1976. Group Executive Vice President, Chief Consumer Banking Officer of Frost Bank from May 2001 to present.
William L. Perotti Group Executive Vice President, Chief Risk Officer of Frost Bank	59
Officer of Frost Bank since December 1982. Group Executive Vice President, Chief Credit Officer of Frost Bank from May 2001 to January 2015. Group Executive Vice President, Chief Risk Officer of Frost Bank from April 2005 to present.

Jimmy Stead Group Executive Vice President, Executive Officer - Consumer Banking of Frost Bank	41
Officer of Frost Bank since July 2001. Senior Vice President Electronic Commerce Operations of Frost Bank from October 2007 to December 2015, Executive Vice President, Electronic Commerce Operations of Frost Bank from January 2016 to January 2017. Group Executive Vice President, Executive Officer Consumer Banking of Frost Bank from January 2017 to present.

Candace Wolfshohl Group Executive Vice President, Culture and People Development of Frost Bank	56
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
Overall, during recent years, the business environment has been adverse for many households and businesses in the United States and worldwide. While economic conditions in the State of Texas, the United States and worldwide have improved, there can be no assurance that this improvement will continue. Economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and savings habits. Such conditions, as well as further oil price volatility, could have a material adverse effect on the credit quality of our loans and our business, financial condition and results of operations.

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
As of December 31, 2016, approximately 88.2% of our loan portfolio consisted of commercial and industrial, energy, construction and commercial real estate mortgage loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because our loan portfolio contains a significant number of commercial and industrial, energy, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our business, financial condition and results of operations.
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
Our Profitability Depends Significantly On Economic Conditions In The State Of Texas
Our success depends primarily on the general economic conditions of the State of Texas and the specific local markets in which we operate. Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers across Texas through financial centers in the Austin, Corpus Christi, Dallas, Fort Worth, Houston, Permian Basin, Rio Grande Valley and San Antonio regions. The local economic conditions in these areas have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. Moreover, approximately 98.1% of the securities in our municipal bond portfolio were issued by political subdivisions or agencies within the State of Texas. A significant decline in general economic conditions in Texas, whether caused by recession, inflation, unemployment, changes in oil prices, changes in securities markets, acts of terrorism, outbreak of hostilities or other international or domestic occurrences or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our business, financial condition and results of operations.
We May Be Adversely Affected By Volatility in Crude Oil Prices
As of December 31, 2016, energy loans comprised approximately 11.6% of our loan portfolio. Furthermore, energy production and related industries represent a large part of the economies in some of our primary markets. In recent years, actions by certain members of the Organization of Petroleum Exporting Countries (“OPEC”) impacting crude oil production levels have led to increased global oil supplies which has resulted in significant declines in market oil prices. Decreased market oil prices compressed margins for many U.S. and Texas-based oil producers, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others. The price per barrel of crude oil was approximately $54 at December 31, 2016 up from a low of approximately $26 in February 2016 and from $37 at December 31, 2015. We have experienced increased losses within our energy portfolio in recent years as a result of oil price volatility, relative to our historical experience. Though oil prices have recovered from recent low-levels, future oil price volatility could have a negative impact on the U.S. economy and, in particular, the economies of energy-dominant states such as Texas and, accordingly, could have a material adverse effect on our business, financial condition and results of operations.
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
The Repeal Of Federal Prohibitions On Payment Of Interest On Demand Deposits Could Increase Our Interest Expense
All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act beginning on July 21, 2011. As a result, some financial institutions have commenced offering interest on demand deposits to compete for customers. We do not yet know what interest rates other institutions may offer as market interest rates increase. Our interest expense will increase and our net interest margin will decrease if we begin offering interest on demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on our business, financial condition and results of operations.
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
The Value Of Our Goodwill and Other Intangible Assets May Decline In The Future
As of December 31, 2016, we had $661.7 million of goodwill and other intangible assets. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of Cullen/Frost’s common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets. If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our business, financial condition and results of operations.
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

We May Not Be Able To Attract and Retain Skilled People
Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities engaged in by us can be intense and we may not be able to hire people or to retain them. We do not currently have employment agreements or non-competition agreements with any of our senior officers. The unexpected loss of services of key personnel could have a material adverse impact on our business, financial condition and results of operations because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel. In addition, the scope and content of U.S. banking regulators' policies on incentive compensation, as well as changes to these policies, could adversely affect our ability to hire, retain and motivate our key employees.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
Our headquarters is located in downtown San Antonio, Texas. These facilities, which we lease, house our executive and primary administrative offices, as well as the principal banking headquarters of Frost Bank. We also own or lease other facilities within our primary market areas in the regions of Austin, Corpus Christi, Dallas, Fort Worth, Houston, Permian Basin, Rio Grande Valley and San Antonio. We consider our properties to be suitable and adequate for our present needs.
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
None

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Market Prices and Dividends
Our common stock is traded on the New York Stock Exchange, Inc. (“NYSE”) under the symbol “CFR”. The tables below set forth for each quarter of 2016 and 2015 the high and low intra-day sales prices per share of Cullen/Frost’s common stock and the cash dividends declared per share.

	2016		2015
Sales Price Per Share	High	Low	High	Low
First quarter	$59.59	$42.41	$71.33	$60.87
Second quarter	67.72	51.43	80.23	67.50
Third quarter	73.80	59.00	79.50	59.35
Fourth quarter	88.98	69.86	73.99	59.27

Cash Dividends Per Share	2016	2015
First quarter	$0.53	$0.51
Second quarter	0.54	0.53
Third quarter	0.54	0.53
Fourth quarter	0.54	0.53
Total	$2.15	$2.10
As of December 31, 2016, there were 63,474,221 shares of our common stock outstanding held by 1,251 holders of record. The closing price per share of common stock on December 31, 2016, the last trading day of our fiscal year, was $88.23.
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
Stock-Based Compensation Plans
Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2016, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below. Additional information regarding stock-based compensation plans is presented in Note 12 - Employee Benefit Plans in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data located elsewhere in this report.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards	Weighted-Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants
Plans approved by shareholders	4,089,028	$62.67	1,452,452
Plans not approved by shareholders	—	—	—
Total	4,089,028	62.67	1,452,452

Stock Repurchase Plans
From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On October 27, 2016, our board of directors authorized a $100.0 million stock repurchase program, allowing us to repurchase shares of our common stock over a two-year period from time to time at various prices in the open market or through private transactions. No shares were repurchased under this plan during 2016. During 2015, under a prior plan, we repurchased 1,485,493 shares at a total cost of $100.0 million, while no shares were repurchased under a stock repurchase plan during 2014.
The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the fourth quarter of 2016.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans at the End of the Period
October 1, 2016 to October 31, 2016	17,233	(1)	$74.88	—	$100,000
November 1, 2016 to November 30, 2016	—		—	—	100,000
December 1, 2016 to December 31, 2016	—		—	—	100,000
Total	17,233		$74.88	—

(1)	All of these repurchases were made in connection with the vesting of certain share awards.

Performance Graph
The performance graph below compares the cumulative total shareholder return on Cullen/Frost Common Stock with the cumulative total return on the equity securities of companies included in the Standard & Poor’s 500 Stock Index and the Standard and Poor’s 500 Bank Index, measured at the last trading day of each year shown. The graph assumes an investment of $100 on December 31, 2011 and reinvestment of dividends on the date of payment without commissions. The performance graph represents past performance and should not be considered to be an indication of future performance.

	2011	2012	2013	2014	2015	2016
Cullen/Frost	$100.00	$106.10	$149.87	$146.07	$127.90	$194.41
S&P 500	100.00	116.00	153.57	174.60	177.01	198.18
S&P 500 Banks	100.00	124.23	168.61	194.76	196.42	244.17

ITEM 6. SELECTED FINANCIAL DATA
The following consolidated selected financial data is derived from our audited financial statements as of and for the five years ended December 31, 2016. The following consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included elsewhere in this report. The operating results of companies acquired during the periods presented are included with our results of operations since their respective dates of acquisition. Dollar amounts, except per share data, and common shares outstanding are in thousands.

	Year Ended December 31,
	2016	2015	2014	2013	2012
Consolidated Statements of Income
Interest income:
Loans, including fees	$458,094	$433,872	$440,958	$415,230	$401,364
Securities	313,943	307,394	249,705	219,904	225,844
Interest-bearing deposits	16,103	8,123	10,725	7,284	4,300
Federal funds sold and resell agreements	272	107	83	82	104
Total interest income	788,412	749,496	701,471	642,500	631,612
Interest expense:
Deposits	7,248	9,024	11,022	14,459	18,099
Federal funds purchased and repurchase agreements	204	167	134	121	140
Junior subordinated deferrable interest debentures	3,281	2,725	2,488	6,426	6,806
Subordinated notes payable and other borrowings	1,343	948	893	939	1,706
Total interest expense	12,076	12,864	14,537	21,945	26,751
Net interest income	776,336	736,632	686,934	620,555	604,861
Provision for loan losses	51,673	51,845	16,314	20,582	10,080
Net interest income after provision for loan losses	724,663	684,787	670,620	599,973	594,781
Non-interest income:
Trust and investment management fees	104,240	105,512	106,237	91,375	83,317
Service charges on deposit accounts	81,203	81,350	81,946	81,432	83,392
Insurance commissions and fees	47,154	48,926	45,115	43,140	39,948
Interchange and debit card transaction fees	21,369	19,666	18,372	16,979	16,933
Other charges, commissions and fees	39,623	37,551	36,180	34,185	30,180
Net gain (loss) on securities transactions	14,975	69	38	1,176	4,314
Other	41,144	35,656	32,256	34,531	30,703
Total non-interest income	349,708	328,730	320,144	302,818	288,787
Non-interest expense:
Salaries and wages	318,665	310,504	292,349	273,692	258,752
Employee benefits	72,615	69,746	60,151	62,407	57,635
Net occupancy	71,627	65,690	55,745	50,468	48,975
Furniture and equipment	71,208	64,373	62,087	58,443	55,279
Deposit insurance	17,428	14,519	13,232	11,682	11,087
Intangible amortization	2,429	3,325	3,520	3,141	3,896
Other	178,988	165,561	167,656	152,077	139,469
Total non-interest expense	732,960	693,718	654,740	611,910	575,093
Income before income taxes	341,411	319,799	336,024	290,881	308,475
Income taxes	37,150	40,471	58,047	53,015	70,523
Net income	304,261	279,328	277,977	237,866	237,952
Preferred stock dividends	8,063	8,063	8,063	6,719	—
Net income available to common shareholders	$296,198	$271,265	$269,914	$231,147	$237,952

	As of or for the Year Ended December 31,
	2016	2015	2014	2013	2012
Per Common Share Data
Net income - basic	$4.73	$4.31	$4.32	$3.82	$3.87
Net income - diluted	4.70	4.28	4.29	3.80	3.86
Cash dividends declared and paid	2.15	2.10	2.03	1.98	1.90
Book value	45.03	44.30	42.87	39.13	39.32
Common Shares Outstanding
Period-end	63,474	61,982	63,149	60,566	61,479
Weighted-average shares - basic	62,376	62,758	62,072	60,350	61,298
Dilutive effect of stock compensation	593	715	902	766	345
Weighted - average shares - diluted	62,969	63,473	62,974	61,116	61,643
Performance Ratios
Return on average assets	1.03%	0.97%	1.05%	1.02%	1.14%
Return on average common equity	10.16	9.86	10.51	9.93	10.03
Net interest income to average earning assets	3.56	3.45	3.41	3.41	3.59
Dividend pay-out ratio	45.54	48.72	47.12	51.75	49.11
Balance Sheet Data
Period-end:
Loans	$11,975,392	$11,486,531	$10,987,535	$9,515,700	$9,223,848
Earning assets	28,025,439	26,431,176	26,052,339	22,238,286	21,148,475
Total assets	30,196,319	28,565,942	28,276,421	24,311,408	23,122,360
Non-interest-bearing demand deposits	10,513,369	10,270,233	10,149,061	8,311,149	8,096,937
Interest-bearing deposits	15,298,206	14,073,362	13,986,869	12,377,637	11,400,429
Total deposits	25,811,575	24,343,595	24,135,930	20,688,786	19,497,366
Long-term debt and other borrowings	236,117	235,939	235,761	222,181	222,010
Shareholders’ equity	3,002,528	2,890,343	2,851,403	2,514,161	2,417,482
Average:
Loans	$11,554,823	$11,267,402	$10,299,025	$9,229,574	$8,456,818
Earning assets	26,717,013	25,954,510	23,877,476	20,991,221	19,015,707
Total assets	28,832,093	28,060,626	25,766,301	22,750,422	20,825,093
Non-interest-bearing demand deposits	10,034,319	10,179,810	9,125,030	7,657,774	7,021,927
Interest-bearing deposits	14,477,525	13,860,948	12,927,729	11,610,320	10,270,173
Total deposits	24,511,844	24,040,758	22,052,759	19,268,094	17,292,100
Long-term debt and other borrowings	236,033	235,856	230,170	222,098	221,936
Shareholders’ equity	3,058,896	2,895,192	2,712,226	2,455,041	2,372,745
Asset Quality
Allowance for loan losses	$153,045	$135,859	$99,542	$92,438	$104,453
Allowance for losses to year-end loans	1.28%	1.18%	0.91%	0.97%	1.13%
Net loan charge-offs	$34,487	$15,528	$9,210	$32,597	$15,774
Net loan charge-offs to average loans	0.30%	0.14%	0.09%	0.35%	0.19%
Non-performing assets	$102,591	$85,722	$65,176	$69,773	$105,246
Non-performing assets to:
Total loans plus foreclosed assets	0.86%	0.75%	0.59%	0.73%	1.14%
Total assets	0.34	0.30	0.23	0.29	0.46
Consolidated Capital Ratios
Common equity tier 1 risk-based ratio	12.52%	11.37%	N/A	N/A	N/A
Tier 1 risk-based ratio	13.33	12.38	13.68%	14.39%	13.68%
Total risk-based ratio	14.93	13.85	14.55	15.52	15.11
Leverage ratio	8.14	7.79	8.16	8.49	8.28
Average shareholders’ equity to average total assets	10.61	10.32	10.53	10.79	11.39

The following tables set forth unaudited consolidated selected quarterly statement of operations data for the years ended December 31, 2016 and 2015. Dollar amounts are in thousands, except per share data.

	Year Ended December 31, 2016
	4th Quarter	3rd Quarter	2nd Quarter(1)	1st Quarter(1)
Interest income	$204,868	$197,489	$193,451	$192,604
Interest expense	3,265	2,982	2,949	2,880
Net interest income	201,603	194,507	190,502	189,724
Provision for loan losses	8,939	5,045	9,189	28,500
Non-interest income(2)	93,434	82,114	78,017	96,143
Non-interest expense	193,851	180,505	179,445	179,159
Income before income taxes	92,247	91,071	79,885	78,208
Income taxes	8,528	10,852	8,378	9,392
Net income	83,719	80,219	71,507	68,816
Preferred stock dividends	2,016	2,016	2,015	2,016
Net income available to common shareholders	$81,703	$78,203	$69,492	$66,800
Net income per common share:
Basic	$1.29	$1.24	$1.12	$1.07
Diluted	1.28	1.24	1.11	1.07

	Year Ended December 31, 2015
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$189,102	$190,088	$185,932	$184,374
Interest expense	2,963	3,107	3,123	3,671
Net interest income	186,139	186,981	182,809	180,703
Provision for loan losses	34,000	6,810	2,873	8,162
Non-interest income(3)	83,155	83,378	78,982	83,215
Non-interest expense	173,399	175,569	173,239	171,511
Income before income taxes	61,895	87,980	85,679	84,245
Income taxes	3,657	12,130	12,602	12,082
Net income	58,238	75,850	73,077	72,163
Preferred stock dividends	2,016	2,016	2,015	2,016
Net income available to common shareholders	$56,222	$73,834	$71,062	$70,147
Net income per common share:
Basic	$0.90	$1.18	$1.12	$1.11
Diluted	0.90	1.17	1.11	1.10

(1)
Certain items in prior financial statements have been reclassified to conform to the current presentation in connection with the early adoption of a new accounting standard which requires all income tax effects related to settlements of share-based payment awards be reported in earnings as an increase or decrease to income tax expense.

(2)
Includes net gains on securities transactions of $14.9 million and $109 thousand during the first and fourth quarters of 2016, respectively, and a net loss on securities transactions of $37 thousand during the third quarter of 2016.

(3)
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
Overview
The following discussion and analysis presents the more significant factors that affected our financial condition as of December 31, 2016 and 2015 and results of operations for each of the years in the three-year period ended December 31, 2016. This discussion and analysis should be read in conjunction with our consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report. During 2014, we acquired WNB Bancshares, Inc., a privately-held bank holding company headquartered in Odessa, Texas (“WNB”). From time to time, we have also acquired various small businesses through our insurance subsidiary. All of our acquisitions during the reported periods were accounted for using the acquisition method, and as such, their related results of operations are included from the date of acquisition, though none of these acquisitions had a significant impact on our financial statements during their respective reporting periods.
Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 35% federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.
Dollar amounts in tables are stated in thousands, except for per share amounts.

Results of Operations
Net income available to common shareholders totaled $296.2 million, or $4.70 diluted per common share, in 2016 compared to $271.3 million, or $4.28 diluted per common share, in 2015 and $269.9 million, or $4.29 diluted per common share, in 2014. The operating results of acquired entities are included with our results of operations since their dates of acquisition. See Note 2 - Mergers and Acquisitions in the accompanying consolidated financial statements.
Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	2016	2015	2014
Taxable-equivalent net interest income	$939,958	$888,035	$807,937
Taxable-equivalent adjustment	163,622	151,403	121,003
Net interest income	776,336	736,632	686,934
Provision for loan losses	51,673	51,845	16,314
Non-interest income	349,708	328,730	320,144
Non-interest expense	732,960	693,718	654,740
Income before income taxes	341,411	319,799	336,024
Income taxes	37,150	40,471	58,047
Net income	304,261	279,328	277,977
Preferred stock dividends	8,063	8,063	8,063
Net income available to common shareholders	$296,198	$271,265	$269,914
Earnings per common share - basic	$4.73	$4.31	$4.32
Earnings per common share - diluted	4.70	4.28	4.29
Dividends per common share	2.15	2.10	2.03
Return on average assets	1.03%	0.97%	1.05%
Return on average common equity	10.16	9.86	10.51
Average shareholders' equity to average assets	10.61	10.32	10.53
Net income available to common shareholders increased $24.9 million for 2016 compared to 2015. The increase was primarily the result of a $39.7 million increase in net interest income, a $21.0 million increase in non-interest income and a $3.3 million decrease in income tax expense, partly offset by a $39.2 million increase in non-interest expense. Net income available to common shareholders increased $1.4 million for 2015 compared to 2014. The increase was primarily the result of a $49.7 million increase in net interest income, an $8.6 million increase in non-interest income and a $17.6 million decrease in income tax expense partly offset by a $39.0 million increase in non-interest expense and a $35.5 million increase in the provision for loan losses.
Details of the changes in the various components of net income are further discussed below.
Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 68.9% of total revenue during 2016. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.
The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, remained at 3.25% during most of 2015 and all of 2014. In December 2015, the prime rate increased 25 basis points to 3.50% and remained at that level through most of 2016. In December 2016, the prime rate increased 25 basis points to 3.75%. Our loan portfolio is also impacted, to a lesser extent, by changes in the London Interbank Offered Rate (LIBOR). At December 31, 2016, the one-month and three-month U.S. dollar LIBOR rates were 0.77% and 1.00%, respectively, while at December 31, 2015, the one-month and three-month U.S. dollar LIBOR rates were 0.43% and 0.61%, respectively. The intended federal funds rate, which is the cost of immediately available overnight funds, remained at zero to 0.25% during most of 2015 and all of

2014. In December 2015, the intended federal funds rate increased 25 basis points to 0.50% and remained at that level through most of 2016. In December 2016, the intended federal funds rate increased 25 basis points to 0.75%.
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

	2016 vs. 2015				2015 vs. 2014
	Increase (Decrease) Due to Change in				Increase (Decrease) Due to Change in
	Rate	Volume	Number of Days	Total	Rate	Volume	Total
Interest-bearing deposits	$7,896	$40	$44	$7,980	$412	$(3,014)	$(2,602)
Federal funds sold and resell agreements	67	97	1	165	2	22	24
Securities:
Taxable	(5,340)	(4,442)	206	(9,576)	(1,319)	20,833	19,514
Tax-exempt	(1,231)	30,149	—	28,918	485	68,389	68,874
Loans, net of unearned discounts	11,753	10,629	1,266	23,648	(47,442)	40,057	(7,385)
Total earning assets	13,145	36,473	1,517	51,135	(47,862)	126,287	78,425
Savings and interest checking	—	55	3	58	—	72	72
Money market deposit accounts	(1,557)	(201)	13	(1,745)	(1,900)	466	(1,434)
Time accounts	(65)	(81)	4	(142)	(387)	(193)	(580)
Public funds	47	5	1	53	(73)	17	(56)
Federal funds purchased and repurchase agreements	—	36	1	37	25	8	33
Junior subordinated deferrable interest debentures	555	1	—	556	136	101	237
Subordinated notes payable and other notes	394	1	—	395	56	(1)	55
Total interest-bearing liabilities	(626)	(184)	22	(788)	(2,143)	470	(1,673)
Net change	$13,771	$36,657	$1,495	$51,923	$(45,719)	$125,817	$80,098
Taxable-equivalent net interest income for 2016 increased $51.9 million, or 5.8%, compared to 2015. Taxable-equivalent net interest income for 2016 included 366 days compared to 365 days for the same period in 2015 as a result of the leap year. The additional day added approximately $1.5 million to taxable-equivalent net interest income during 2016. Excluding the impact of the additional day results in an effective increase in taxable-equivalent net interest income of approximately $50.4 million during 2016. The increase in taxable-equivalent net interest income during 2016, excluding the effect of the aforementioned additional day, was primarily related to the impact of increases in the average volume of tax-exempt securities and loans as well as increases in the average yield on loans and interest-bearing deposits partly offset by the impact of decreases in the average yield and volume of taxable securities. Taxable-equivalent net interest income during 2016 was also positively impacted by a decrease in the average rate paid on money market deposit accounts. The average volume of interest-earning assets for 2016 increased $762.5 million or 2.9% compared to 2015. The increase in earning assets reflected a $442.7 million increase in average securities, a $287.4 million increase in average loans and a $32.3 million increase in average federal funds sold, resell agreements and interest-bearing deposits.
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
The net interest margin increased 11 basis points from 3.45% during 2015 to 3.56% during 2016. The increase was primarily due to increases in the average yield on interest earning assets. The average yield on interest-earning assets increased 10 basis points to 3.60% during 2016 from 3.50% during 2015 while the average rate paid on interest-bearing liabilities decreased 1 basis point from 0.09% during 2015 to 0.08% during 2016. The increase in the average yield on interest earning assets during 2016 was due to increases in the average yields on interest-bearing deposits, federal funds sold and resell agreements, loans and total securities. The average yield on interest-earning assets and the average rate paid on interest-bearing liabilities are primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of the underlying assets and liabilities.
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
The average volume of loans increased $287.4 million, or 2.6%, in 2016 compared to 2015 and increased $968.4 million, or 9.4%, in 2015 compared to 2014. As discussed above, we acquired $670.6 million in loans in connection with the acquisition of WNB during the second quarter of 2014. Loans made up approximately 43.2% of average interest-earning assets during 2016 compared to 43.4% during 2015 and 43.1% in 2014. The average yield on loans was 4.01% during 2016 compared to 3.90% during 2015 and 4.34% during 2014. The average yield on loans increased 11 basis points during 2016 compared to 2015 and was positively impacted by higher market interest rates compared to 2015, as discussed above. Compared to 2014, the average yield on loans during 2015 was negatively impacted by lower average spreads due to increased competition in loan pricing. Furthermore, the decrease in the average yield on loans in 2015 compared to 2014 was also partly related to the completion of the amortization of a deferred accumulated gain related to settled interest rate swap contracts in October 2014. The interest swap contracts related to various cash flow hedges that effectively converted certain variable-rate loans into fixed-rate instruments for a period of seven years. We terminated the hedges in 2009 and 2010 and deferred the related gains on settlement, which were then amortized over the original lives of the underlying swap contracts. See Note 16 - Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report for additional information related to these interest rate swaps. The amortization of the deferred accumulated gain positively impacted our average yield on loans by 30 basis points during 2014. In an effort to offset the loss of the amortization and its positive effect on our net interest income, we utilized $840 million in excess liquidity to purchase municipal securities during the third and fourth quarters of 2014. The higher yields associated with these securities relative to the yield that would have been received had these funds continued to be held as interest-bearing deposits and federal funds sold replaced the revenue stream from the amortization of the deferred accumulated gain applicable to the settled interest rate swaps so that our net interest income was not significantly impacted.
The average yield on securities was 4.02% in 2016 compared to 3.97% in 2015 and 3.96% in 2014. Despite the fact that the average yield on taxable securities decreased 10 basis points from 2.11% during 2015 to 2.01% during 2016 and the average yield on tax-exempt securities decreased 2 basis points from 5.59% during 2015 to 5.57% during 2016, the overall average yield on securities increased from 2015 to 2016 due to a higher proportion of average securities invested in higher yielding tax-exempt securities during 2016. The average yield on taxable securities was 2.14% in 2014, while the average taxable-equivalent yield on tax-exempt securities was 5.58% in 2014. Tax exempt securities made up approximately 56.4% of total average securities during 2016, compared to 53.2% during the 2015 and 52.6% during 2014. The average volume of securities increased $442.7 million, or 3.8%, during 2016 compared to 2015 and increased $2.2 billion, or 24.0%, during 2015 compared to 2014. These increases were primarily related to the investment of excess liquidity from deposit growth, which included the aforementioned $840 million investment in municipal securities in 2014. Securities made up approximately 45.1% of average interest-earning assets in 2016 compared to 44.8% in 2015 and 39.2% in 2014.
Average federal funds sold, resell agreements and interest-bearing deposits during 2016 increased $32.3 million, or 1.1%, compared to 2015 and decreased $1.1 billion, or 27.0%, in 2015 compared to 2014. The decrease in average federal funds sold, resell agreements and interest-bearing deposits during 2015 was primarily related to the reinvestment of such funds into higher-yielding loans and securities. Federal funds sold, resell agreements and interest-bearing deposits made up approximately 11.6% of average interest-earning assets during 2016 compared to approximately 11.8% in 2015 and 17.6% in 2014. The combined average yield on federal funds sold, resell agreements and interest-bearing deposits was 0.53% during 2016, 0.27% during 2015, and 0.26% during 2014. As discussed above, the intended federal funds rate increased 25 basis points in December 2015, to 0.50% and remained at that level through most of 2016. In December 2016, the intended federal funds rate increased 25 basis points to 0.75%.
Average deposits increased $471.1 million, or 2.0%, in 2016 compared to 2015 and $2.0 billion, or 9.0%, in 2015 compared to 2014. Average deposits during 2015 were impacted by the acquisition of $1.6 billion in deposits in connection with the acquisition of WNB during the second quarter of 2014. Average interest-bearing deposits increased $616.6 million in 2016 compared to 2015 and $933.2 million in 2015 compared to 2014, while average non-interest-bearing deposits decreased $145.5 million in 2016 compared to 2015 and increased $1.1 billion in 2015 compared to 2014. The ratio of average interest-bearing deposits to total average deposits was 59.1% in 2016 compared to 57.7% in 2015 and 58.6% in 2014. The average cost of deposits is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-bearing deposits. The average rate paid on interest-bearing deposits and total deposits was 0.05% and 0.03% in 2016 compared to 0.07% and 0.04% in 2015 and 0.09% and 0.05% in 2014. The decrease in the average raid paid on interest-bearing deposits during the comparable periods was primarily the result of decreases in interest rates offered on certain deposit products due to decreases in average market interest rates and decreases in renewal interest rates on maturing certificates of deposit given the current low interest rate environment. Additionally, the relative proportion of higher-cost certificates of deposit to total average interest-bearing deposits decreased to 5.6% in 2016 from 6.3% in 2015 and 7.5% in 2014.
Our net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.52% in 2016 compared to 3.41% in 2015 and 3.36% in 2014. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.
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
Provision for Loan Losses
The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb inherent losses within the existing loan portfolio. The provision for loan losses totaled $51.7 million in 2016 compared to $51.8 million in 2015 and $16.3 million in 2014. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Non-Interest Income
The components of non-interest income were as follows:

	2016	2015	2014
Trust and investment management fees	$104,240	$105,512	$106,237
Service charges on deposit accounts	81,203	81,350	81,946
Insurance commissions and fees	47,154	48,926	45,115
Interchange and debit card transaction fees	21,369	19,666	18,372
Other charges, commissions and fees	39,623	37,551	36,180
Net gain (loss) on securities transactions	14,975	69	38
Other	41,144	35,656	32,256
Total	$349,708	$328,730	$320,144
Total non-interest income for 2016 increased $21.0 million, or 6.4%, compared to 2015 while total non-interest income for 2015 increased $8.6 million, or 2.7%, compared to 2014. Changes in the various components of non-interest income are discussed in more detail below.
Trust and Investment Management Fees. Trust and investment management fee income for 2016 decreased $1.3 million, or 1.2%, compared to 2015 while trust and investment management fee income for 2015 decreased $725 thousand, or 0.7%, compared to 2014. Investment fees are the most significant component of trust and investment management fees, making up approximately 82%, 79% and 75% of total trust and investment management fees in 2016, 2015 and 2014, respectively. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees.
The decrease in trust and investment management fees during 2016 compared to 2015 was primarily the result of decreases in oil and gas fees (down $1.2 million), estate fees (down $970 thousand), securities lending income (down $741 thousand) and custody fees (down $168 thousand). These decreases were partly offset by an increase in trust investment fees (up $1.8 million). The decrease in oil and gas fees during 2016 was partly due to lower energy prices and decreased production. The decrease in estate fees during 2016 was related to a decrease in the aggregate value of estates settled compared to 2015. The decrease in securities lending income during 2016 was due to the termination of our securities lending operations during the first quarter of 2015 in part due to the negative impact securities lending transactions would have had on our regulatory capital ratios under Basel III capital rules. See Note 10 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report. The increase in trust investment fees during 2016 was due to higher average equity valuations on managed accounts and an increase in the number of accounts.
The decrease in trust and investment management fees during 2015 compared to 2014 was primarily the result of decreases in securities lending income (down $2.6 million) and oil and gas fees (down $2.5 million) mostly offset by an increase in trust investment fees (up $4.6 million). Securities lending income decreased during 2015 as we discontinued our securities lending operations during the first quarter of 2015, as discussed above. The decrease in oil and gas fees during 2015 was primarily due to lower energy prices and decreased production. The increase in trust investment fees during 2015 was partly due to higher average equity valuations and an increase in the number of accounts.
At December 31, 2016, trust assets, including both managed assets and custody assets, were primarily composed of equity securities (46.9% of trust assets), fixed income securities (38.6% of trust assets) and cash equivalents (9.9% of trust assets). The estimated fair value of trust assets was $29.3 billion (including managed assets of $13.4 billion and custody assets of $15.9 billion) at December 31, 2016 compared to $30.7 billion (including managed assets of $13.2 billion and custody assets of $17.5 billion) at December 31, 2015 and $30.5 billion (including managed assets of $13.0 billion and custody assets of $17.5 billion) at December 31, 2014.
Service Charges on Deposit Accounts. Service charges on deposit accounts for 2016 decreased $147 thousand, or 0.2%, compared to 2015. The decrease was primarily due to a decrease in service charges on consumer accounts (down $945 thousand) partly offset by increases in service charges on commercial accounts (up $384 thousand), overdraft/insufficient funds charges on consumer accounts (up $260 thousand) and overdraft/insufficient funds charges on commercial accounts (up $192 thousand). Service charges on deposit accounts for 2015 decreased $596 thousand, or

0.7%, compared to 2014. The decrease was primarily due to decreases in overdraft/insufficient funds charges on consumer accounts (down $241 thousand), service charges on consumer accounts (down $205 thousand) and service charges on commercial accounts (down $163 thousand). Overdraft/insufficient funds charges totaled $32.5 million during 2016 compared to $32.0 million during 2015 and $32.3 million in 2014. Overdraft/insufficient funds charges included $25.0 million, $24.8 million and $25.0 million related to consumer accounts during 2016, 2015 and 2014, respectively, and $7.5 million, $7.3 million and $7.3 million related to commercial accounts during 2016, 2015 and 2014, respectively.
Insurance Commissions and Fees. Insurance commissions and fees for 2016 decreased $1.8 million, or 3.6%, compared to 2015. The decrease was related to a decrease in commission income (down $2.8 million) partly offset by an increase in contingent commissions (up $1.1 million). The decrease in commission income during 2016 was primarily related to declines in employee benefit plan commissions and consulting fees due to lower business volumes and decreases in commercial lines property and casualty commissions. Insurance commissions and fees for 2015 increased $3.8 million, or 8.4%, compared to 2014. The increase was partly related to an increase in commission income (up $2.0 million). The increase in commission income during 2015 was primarily related to increases in employee benefit plan commissions and fees and commercial lines property and casualty commissions. The increase in insurance commissions and fees during 2015 was also partly related in an increase in contingent commissions (up $1.8 million).
Insurance commissions and fees include contingent commissions which totaled $6.5 million in 2016, $5.5 million in 2015 and $3.6 million 2014. Contingent commissions primarily consist of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. Such commissions are seasonal in nature and are mostly received during the first quarter of each year. These commissions totaled $4.9 million in 2016, $3.8 million in 2015 and $2.0 million in 2014. Contingent commissions also include amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. These commissions totaled $1.7 million in 2016, $1.7 million in 2015 and $1.6 million in 2014.
Interchange and Debit Card Transaction Fees. Interchange fees, or “swipe” fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Interchange and debit card transaction fees consist of income from check card usage, point of sale income from PIN-based debit card transactions and ATM service fees. Interchange and debit card transaction fees for 2016 increased $1.7 million, or 8.7% compared to 2015 and increased $1.3 million, or 7.0%, in 2015 compared to 2014. Income from debit card transactions totaled approximately $17.9 million in 2016 compared to $17.0 million in 2015 and $16.0 million in 2014. ATM service fees totaled approximately $3.5 million in 2016 compared to $2.7 million in 2015 and $2.4 million in 2014. The increase in ATM service fees in 2016 was partly related to a change in the fee schedule during the first quarter of 2016 while the increases in income from debit card transactions during the comparable periods were related to volume increases.
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
Other Charges, Commissions and Fees. Other charges, commissions and fees for 2016 increased $2.1 million, or 5.5%, compared to 2015. The increase included increases in income related to the sale of money market accounts (up $815 thousand), loan processing fees (up $627 thousand), origination fees collected on loans that did not fund (up $464 thousand), agent income from the sale of federal funds (up $397 thousand), wire transfer fees (up $309 thousand), lease processing fees (up $227 thousand) and income from corporate finance and capital market advisory services (up $213 thousand), among other things. These increases were partly offset by decreases in income related to the sale of annuities (down $802 thousand), unused balance fees on loan commitments (down $405 thousand) and income related to the sale of mutual funds (down $264 thousand). Fluctuations in the aforementioned items were due to fluctuations in business volumes.
Other charges, commissions and fees for 2015 increased $1.4 million or 3.8%, compared to 2014. The increase in other charges, commissions and fees included increases in income from capital markets fees related to financial advisory services (up $1.5 million) and letters of credit fees (up $826 thousand), among other things. These increases were partly offset by decreases in income from corporate finance advisory services (down $687 thousand) and human resources consulting fee income (down $425 thousand), among other things. Income from capital markets financial advisory services are transactional in nature and, as such, fees for such services can vary significantly from period to period. The increase in letter of credit fees was partly related to an increase in volume. The decrease in income from corporate finance advisory services was partly related to the discontinuation of the operations of Frost Securities in 2015. The decrease in human resources consulting fee income was related to a decline in service volumes.
Net Gain/Loss on Securities Transactions. During 2016, we sold available-for-sale securities with an amortized cost totaling $14.8 billion and realized a net gain of $11.2 million on those sales. We also sold held-to-maturity securities with an amortized cost totaling $132.9 million and realized a net gain of $3.7 million on those sales. As more fully discussed in Note 2 - Securities in the accompanying notes to consolidated financial statements included elsewhere in this report, a portion of the available-for-sale securities and all of the held-to maturity securities that were sold during 2016 were sold as a result of a significant deterioration in the creditworthiness of the issuers. In aggregate, the securities sold as a result of credit deterioration had an amortized cost totaling $528.6 million and we realized a net gain of $11.9 million on those sales. We sold U.S Treasury securities with an amortized cost totaling $13.7 billion and realized a net loss of $57 thousand on those sales. The sales were primarily related to securities purchased during 2016 and subsequently sold in connection with our tax planning strategies related to the Texas franchise tax. The gross proceeds from the sales of these securities outside of Texas are included in total revenues/receipts from all sources reported for Texas franchise tax purposes, which results in a reduction in the overall percentage of revenues/receipts apportioned to Texas and subjected to taxation under the Texas franchise tax. Other securities sold during 2016 included available-for-sale U.S. Treasury securities with an amortized cost totaling $764.5 million and we realized a net gain of $3.3 million on those sales. Most of these securities were due to mature during 2016 and most of the proceeds from the sale of these securities were reinvested into U.S. Treasury securities having comparable yields, but longer-terms.
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
Other Non-Interest Income. Other non-interest income for 2016 increased $5.5 million, or 15.4%, compared to 2015. The increase was primarily related to increases in gains on the sale of foreclosed and other assets (up $7.3 million), income from customer foreign currency transactions (up $592 thousand) and income from customer derivative and trading activities (up $491 thousand) partly offset by decreases in mineral interest income (down $1.9 million) and sundry and other miscellaneous income (down $1.2 million). The increase in gains on the sale of foreclosed and other assets was primarily related to the realization of a $10.3 million net gain on the sale of our headquarters building and other adjacent properties in connection with a comprehensive development agreement with the City of San Antonio and a third party. See Note 5 - Premises and Equipment in the accompanying notes to consolidated financial statements included elsewhere in this report. During 2016, sundry and other miscellaneous income included, among other things, $1.8 million in VISA check card incentives related to business volumes and $1.4 million related to recoveries of prior write-offs, while sundry and other miscellaneous income during 2015 included, among other things, $1.2 million related to distributions received on a small business investment company ("SBIC") investment, $1.7 million related to recoveries of prior write-offs, $1.7 million in VISA check card incentives related to business volumes and $324 thousand related to an insurance settlement. Mineral interest income is primarily related to oil and gas royalties received from severed mineral interests owned by our wholly-owned non-banking subsidiary Main Plaza Corporation. The decrease in mineral interest income was partly related to lower energy prices and a decrease in production. The fluctuations in public finance underwriting fees, income from customer foreign currency transactions and income from customer derivative and trading activities were primarily related to changes in business volumes.
Other non-interest income for 2015 increased $3.4 million, or 10.5%, compared to 2014. The increase was primarily due to increases in income from public finance underwriting fees (up $3.1 million), gains on the sale of foreclosed and other assets (up $2.9 million), income from customer derivative and trading activities (up $1.0 million) and earnings on life insurance policies (up $580 thousand) partly offset by decreases in mineral interest income (down $2.5 million) and sundry and other miscellaneous income (down $1.4 million) and lease rental income (down $315 thousand). The increase in income from public finance underwriting fees during 2015 was primarily related to transaction volumes. During 2015, gains on the sale of foreclosed and other assets included, among other things, $2.0 million related to a gain from the redemption of stock in another financial institution that was acquired in prior bank acquisitions. The increase in income from customer derivative and trading activities was primarily related to an increase in the volume of customer interest rate swap transactions. The decrease in mineral interest income was partly related to lower energy prices and a decrease in production. During 2015, sundry and other miscellaneous income included, among other things, the aforementioned $1.2 million related to distributions received on an SBIC investment, $1.7 million related to recoveries of prior write-offs, $1.7 million in VISA check card incentives related to business volumes and $324 thousand related to an insurance settlement. During 2014, sundry and other miscellaneous income included, among other things, $2.4 million related to distributions received on an SBIC investment and $2.1 million related to recoveries of prior write-offs and $2.0 million in VISA check card incentives related to business volumes.
Non-Interest Expense
The components of non-interest expense were as follows:

	2016	2015	2014
Salaries and wages	$318,665	$310,504	$292,349
Employee benefits	72,615	69,746	60,151
Net occupancy	71,627	65,690	55,745
Furniture and equipment	71,208	64,373	62,087
Deposit insurance	17,428	14,519	13,232
Intangible amortization	2,429	3,325	3,520
Other	178,988	165,561	167,656
Total	$732,960	$693,718	$654,740
Total non-interest expense for 2016 increased $39.2 million, or 5.7%, compared to 2015 while total non-interest expense for 2015 increased $39.0 million, or 6.0%, compared to 2014. Other non-interest expense during 2014 was impacted by the acquisition of WNB during the second quarter of 2014. Changes in the various components of non-interest expense are discussed below.
Salaries and Wages. Salaries and wages increased $8.2 million, or 2.6%, in 2016 compared to 2015 and increased $18.2 million, or 6.2%, in 2015 compared to 2014. The increase during 2016 compared to 2015 was primarily related to an increase in salaries due to an increase in the number of employees, normal annual merit and market increases and an increase in incentive compensation partly offset by a decrease in stock-based compensation. The increase during 2015 compared to 2014 was primarily related to an increase in the number of employees (partly related to the acquisition of WNB), normal annual merit and market increases and an increase in incentive compensation.
Employee Benefits. Employee benefits expense for 2016 increased $2.9 million, or 4.1%, compared to 2015. The increase was primarily due to increases in medical insurance expense (up $1.8 million), payroll taxes (up $898 thousand) and profit sharing plan expense (up $620 thousand), among other things, partly offset by a decrease in expenses related to our defined benefit retirement plans (down $599 thousand).
Employee benefits expense for 2015 increased $9.6 million, or 16.0%, compared to 2014. The increase was partly related to increases in expenses related to our defined benefit retirement plans (up $5.1 million). We recognized a combined net periodic pension expense of $3.3 million on our defined benefit retirement plans during 2015 compared to a combined net periodic net pension benefit of $1.8 million during 2014. The increase in employee benefits expense was also partly related to increases in 401(k) and profit sharing plan expense (up $1.5 million), medical insurance expense (up $1.4 million) and payroll taxes (up $853 thousand). Other than expenses related to our defined benefit retirement plans, the aforementioned increases in the various categories of employee benefits expense were related to an increase in the number of employees, which includes those added in connection with the acquisition of WNB.
Our defined benefit retirement and restoration plans were frozen effective as of December 31, 2001 and were replaced by the profit sharing plan. Management believes these actions help reduce the volatility in retirement plan expense. However, we still have funding obligations related to the defined benefit and restoration plans and could recognize retirement expense related to these plans in future years, which would be dependent on the return earned on plan assets, the level of interest rates and employee turnover. We recognized a net expense related to the defined benefit retirement and restoration plans totaling $2.7 million in 2016 compared to a net expense of $3.3 million in 2015 and a net benefit of $1.8 million in 2014. Net periodic pension expense during the 2016 included $1.0 million in supplemental executive retirement plan (“SERP”) settlement costs related to the retirement of a former executive officer. Despite the impact of these settlement costs, net periodic pension expense decreased during 2016 compared to 2015 in part due to a change in the method we use to estimate the interest cost component of net periodic benefit cost for our defined benefit pension and other post-retirement benefit plans. Future expense/benefits related to these plans is dependent upon a variety of factors, including the actual return on plan assets. For additional information related to our employee benefit plans, see Note 12 - Employee Benefit Plans in the accompanying notes to consolidated financial statements included elsewhere in this report.
Net Occupancy. Net occupancy expense for 2016 increased $5.9 million, or 9.0%, compared to 2015. The increase was primarily related to increases in building depreciation (up $2.7 million), property taxes (up $1.4 million), repairs and maintenance/service contracts expense (up $1.3 million) and depreciation on leasehold improvements (up $764 thousand). The net increase in occupancy expense was partly related to a new operations and support center, a portion of which was placed into service during 2015 with the remainder placed into service in 2016, and new financial center locations.
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
Furniture and Equipment. Furniture and equipment expense for 2016 increased $6.8 million, or 10.6%, compared to 2015. The increase was primarily related to increases in depreciation on furniture and equipment (up $4.1 million) and software maintenance (up $3.5 million) partly offset by decreases in software amortization (down $593 thousand) and equipment rental expense (down $306 thousand). The net increase in furniture and equipment expense was partly related to a new operations and support center, a portion of which was placed into service during 2015 with the remainder placed into service in 2016, and new financial center locations.
Furniture and equipment expense for 2015 increased $2.3 million, or 3.7%, compared to 2014. The increase was primarily related to increases in expenses related to depreciation on furniture and equipment (up $1.9 million), software maintenance (up $1.7 million) and repairs and maintenance/service contracts expense (up $1.3 million) partly offset by a decrease in software amortization (down $2.5 million).
Deposit Insurance. Deposit insurance expense totaled $17.4 million in 2016 compared to $14.5 million in 2015 and $13.2 million in 2014. The increase in deposit insurance expense during 2016 compared to 2015 was primarily related to an increase in the assessment rate and an increase in assets. The increase in the assessment rate was partly related to a new surcharge that became applicable during the third quarter of 2016. In August 2016, the Federal Deposit Insurance Corporation (“FDIC”) announced that the Deposit Insurance Fund (“DIF”) reserve ratio had surpassed 1.15% as of June 30, 2016. As a result, beginning in the third quarter of 2016, the range of initial assessment rates for all institutions was adjusted downward and institutions with $10 billion or more in assets were assessed a quarterly surcharge. The quarterly surcharge will continue to be assessed until such time as the reserve ratio reaches the statutory minimum of 1.35% required by the Dodd-Frank Act. The increase in deposit insurance expense during 2015 compared to 2014 was primarily related to an increase in assets, which was partly related to the acquisition of WNB. We acquired $879.7 million of cash and cash equivalents, $670.6 million of loans, $154.2 million of securities and $1.6 billion of deposits in connection with that acquisition.
Intangible Amortization. Intangible amortization is primarily related to core deposit intangibles and, to a lesser extent, intangibles related to customer relationships and non-compete agreements. Intangible amortization totaled $2.4 million in 2016 compared to $3.3 million in 2015 and $3.5 million in 2014. The decrease during the comparable periods primarily related to the completion of amortization of certain previously recognized intangible assets as well as a reduction in the annual amortization rate of certain previously recognized intangible assets as we use an accelerated amortization approach which results in higher amortization rates during the earlier years of the useful lives of intangible assets. This decrease was partly offset by the additional amortization related to the intangible assets recorded in connection with acquisitions during the reported periods. See Note 6 - Goodwill and Other Intangible Assets in the accompanying notes to consolidated financial statements included elsewhere in this report.
Other Non-Interest Expense. Other non-interest expense for 2016 increased $13.4 million, or 8.1%, compared to 2015. The increase was primarily related to increases in sundry and other miscellaneous expense (up $6.1 million), donations expense (up $4.4 million), check card expense (up $2.6 million), guard service expense (up $1.4 million), business development expense (up $842 thousand) and outside computer services expense (up $520 thousand), among other things, partly offset by decreases in advertising/promotions expense (down $1.2 million) and travel/meals and entertainment expense (down $953 thousand) and refund expenses associated with customer use of non-Frost ATMs (down $456 thousand), among other things. Sundry and other miscellaneous expense during 2016 included $6.7 million related to the write-down of certain assets that were disposed of in 2016 or that we intend to dispose of in 2017. The increase in donations expense was primarily related to a $4.4 million contribution to our charitable foundation. The increase in check card expense during 2016 was primarily related the issuance of new ATM cards with embedded processing chips.
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
Results of Segment Operations
Our operations are managed along two primary operating segments: Banking and Frost Wealth Advisors. A description of each business and the methodologies used to measure financial performance is described in Note 19 - Operating Segments in the accompanying notes to consolidated financial statements included elsewhere in this report. Net income (loss) by operating segment is presented below:

	2016	2015	2014
Banking	$289,665	$262,038	$259,457
Frost Wealth Advisors	19,093	19,968	21,232
Non-Banks	(4,497)	(2,678)	(2,712)
Consolidated net income	$304,261	$279,328	$277,977
Banking
Net income for 2016 increased $27.6 million, or 10.5%, compared to 2015. The increase was primarily the result of a $37.0 million increase in net interest income, a $24.2 million increase in non-interest income and a $1.3 million decrease in income tax expense partly offset by a $35.0 million increase in non-interest expense. Net income for 2015 increased $2.6 million, or 1.0%, compared to 2014. The increase was primarily the result of a $49.1 million increase in net interest income, a $16.9 million decrease in income tax expense and an $11.7 million increase in non-interest income partly offset by a $39.6 million increase in non-interest expense and a $35.5 million increase in the provision for loan losses.
Net interest income for 2016 increased $37.0 million, or 5.0%, compared to 2015 while net interest income for 2015 increased $49.1 million, or 7.2%, compared to 2014. Taxable-equivalent net interest income for 2016 included an additional day of interest accrual compared to 2015 as a result of the leap year. Notwithstanding the effect of this additional day, the increase during 2016 was primarily related to the impact of increases in the average volume of tax-exempt securities and loans as well as increases in the average yield on loans and interest-bearing deposits partly offset by the impact of decreases in the average yield and volume of taxable securities. Taxable-equivalent net interest income during 2016 was also positively impacted by a decrease in the average rate paid on money market deposit accounts. The increase during 2015 was primarily related to an increase in the average volume of interest-earning assets, with a higher proportion of those assets invested in higher-yielding securities and loans rather than lower-yielding interest-bearing deposits, partly offset by the effect of a decrease in the average yield on loans. The increase in the average volume of interest-earning assets during 2015 was partly impacted by the acquisition of WNB during the second quarter of 2014 as the assets acquired impacted our average balances for a full year in 2015 compared to only part of the year in 2014. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.
The provision for loan losses for 2016 totaled $51.7 million compared to $51.8 million in 2015 and $16.3 million in 2014. See the analysis of the provision for loan losses included in the section captioned “Allowance for Loan Losses” included elsewhere in this discussion.
Non-interest income for 2016 increased $24.2 million, or 11.8%, compared to 2015. The increase was primarily related to increases in the net gain on securities transactions; other non-interest income; other charges, commissions and fees and interchange; and debit card transaction fees partly offset by decreases in insurance commissions and fees and service charges on deposit accounts. The increase in the net gain on securities transactions was primarily related to the sale of certain municipal securities as a result of a significant deterioration in the creditworthiness of the issuers. The increase in other non-interest income was primarily related to increases in gains on the sale of foreclosed and other assets, income from customer foreign currency transactions and income from customer derivative and trading activities partly offset by decreases in sundry and other miscellaneous income. The increase in gains on the sale of foreclosed and other assets was primarily related to the sale of our headquarters building and various adjacent properties in connection with a comprehensive development agreement with the City of San Antonio and a third party. See Note 5 - Premises and Equipment in the accompanying notes to consolidated financial statements included elsewhere in this report. The increase in other charges, commissions and fees was due to increases in loan processing fees, origination fees collected on loans that did not fund, agent income from the sale of federal funds, wire transfer fees, lease processing fees and income from corporate finance and capital market advisory services, among other things, partly offset by a decrease in unused balance fees on loan commitments. The decrease in insurance commissions and fees was related to a decrease in commission income partly offset by an increase in contingent commissions. The decrease in commission income during 2016 was primarily related to decreases in employee benefit plan commissions and consulting fees and commercial lines property and casualty commissions due to lower business volumes. The decrease in service charges on deposit accounts was primarily due to a decrease in service charges on consumer accounts partly offset by increases in service charges on commercial accounts and overdraft/insufficient funds charges on both consumer and commercial accounts. See the analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
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
Non-interest expense for 2016 increased $35.0 million, or 5.9%, compared to 2015. The increase was primarily related to increases in other non-interest expense, salaries and wages, furniture and equipment expense, net occupancy, deposit insurance, and employee benefits expense partly offset by a decrease in intangible amortization expense. The increase in other non-interest expense was primarily related to increases in sundry and other miscellaneous expense, donations expense, check card expense, guard service expense, business development expense and outside computer services expense, among other things, partly offset by decreases in advertising/promotions expense and travel/meals and entertainment expense and refund expenses associated with customer use of non-Frost ATMs, among other things. Sundry and other miscellaneous expense included the write-down of certain assets that were disposed of in 2016 or that we intend to dispose of in 2017. The increase in salaries and wages was primarily related to an increase in salaries due to an increase in the number of employees, normal annual merit and market increases and an increase in incentive compensation partly offset by a decrease in stock-based compensation. The increase in furniture and equipment expense was primarily related to an increase in depreciation on furniture and equipment and software maintenance partly offset by decreases in software amortization and equipment rental expense. The increase in net occupancy expense was primarily related to increases in building depreciation, property taxes, repairs and maintenance/service contracts expense and depreciation on leasehold improvements. The increases in furniture and equipment and net occupancy expense were partly related to a new operations and support center, a portion of which was placed into service during 2015 with the remainder placed into service in 2016, and new financial center locations. The increase in deposit insurance expense was primarily related to an increase in the assessment rate, in part due to a new surcharge that became applicable during 2016, and an increase in assets. The increase in employee benefits expense was primarily due to increases in medical insurance expense, payroll taxes and profit sharing plan expense, among other things, partly offset by a decrease in expenses related to our defined benefit retirement plans. The decrease in intangible amortization expense was primarily related to the completion of amortization of certain previously recognized intangible assets as well as a reduction in the annual amortization rate of certain previously recognized intangible assets as we use an accelerated amortization approach which results in higher amortization rates during the earlier years of the useful lives of intangible assets. This decrease was partly offset by the additional amortization related to the intangible assets recorded in 2016. See the analysis of these items included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.
Non-interest expense for 2015 increased $39.6 million, or 7.2%, compared to 2014. The increase was primarily related to increases in salaries and wages, net occupancy, employee benefits and, to a lesser extent, increases in furniture and equipment expense, other non-interest expense and deposit insurance. The increase in salaries and wages was primarily related to an increase in the number of employees (partly related to the acquisition of WNB), normal annual merit and market increases and an increase in incentive compensation. The increase in net occupancy expense was primarily related to increases in property taxes, building depreciation, lease expense, depreciation on leasehold improvements, repairs and maintenance expense and utilities expense. The increases in these items were partly related to the additional facilities added in connection with the acquisition of WNB during the second quarter of 2014, a new operations and support center, a portion of which was placed into service during the second quarter of 2015, and new financial center locations. The increase in employee benefits expense was related to increases in expenses related to our defined benefit retirement, 401(k) and profit sharing plans, medical insurance expense and payroll taxes. Other than expenses related to our defined benefit retirement plans, the aforementioned increases in the various categories of employee benefits expense were related to an increase in the number of employees, which includes those added in connection with the acquisition of WNB. The increase in furniture and equipment expense was primarily related to increases in expenses related to depreciation on furniture and equipment, software maintenance and service contracts expense partly offset by a decrease in software amortization. The increase in other non-interest expense was primarily due to increases in professional services expense, data communications expense, guard service expense, check card expense and travel/meals and entertainment expense, among other things, partly offset by decreases in donations expense, losses on the sale/write-down of foreclosed and other assets and sundry expense and other miscellaneous items. The increase in deposit insurance expense was primarily related to an increase in assets. See the analysis of these items included in the section captioned “Non-Interest Expense” included elsewhere in this discussion
Income tax expense for 2016 decreased $1.3 million, or 3.8%, compared to 2015 while income tax expense for 2015 decreased $16.9 million, or 32.5%, compared to 2014. The decreases during the comparable periods were related to decreases in the effective tax rate, and for 2015, a decrease in pre-tax net income compared to 2014. The decreases in the effective tax rate during the comparable periods were partly related to increases in the relative proportion of tax-exempt income from higher volumes of tax-exempt municipal securities. The decrease in the effective tax rate during 2016 was also partly related to the adoption of a new accounting standard which impacted how the income tax effects associated with stock-based compensation are recognized. See the section captioned “Income Taxes” included elsewhere in this discussion.
Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $47.8 million during 2016 compared to $49.6 million during 2015 and $45.8 million in 2014. Insurance commission revenues decreased $1.8 million, or 3.6%, during 2016 compared to 2015 and increased $3.8 million, or 8.4%, during 2015 compared to 2014. See the analysis of insurance commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Frost Wealth Advisors
Net income for 2016 decreased $875 thousand, or 4.4%, compared to 2015. The decrease was primarily due to a $3.7 million increase in non-interest expense and a $1.4 million decrease in non-interest income partly offset by a $3.7 million increase in net interest income and a $472 thousand decrease in income tax expense. Net income for 2015 decreased $1.3 million, or 6.0%, compared to 2014. The decrease was primarily due to a $2.1 million increase in non-interest expense and a $772 thousand decrease in non-interest income partly offset by a $900 thousand increase in net interest income and a $678 thousand decrease in income tax expense.
Net interest income for 2016 increased $3.7 million, or 48.5%, compared to 2015 while net interest income for 2015 increased $900 thousand, or 13.4% compared to 2014. The increase in 2016 was primarily due to an increase in the funds transfer price received for funds provided related to Frost Wealth Advisors' repurchase agreements. The 2015 increase was due to an increase in the average volume of funds provided due to increases in the average volume of Frost Wealth Advisors' repurchase agreements and, to a lesser extent, an increase in the funds transfer price received for providing those funds.
Non-interest income for 2016 decreased $1.4 million, or 1.1%, compared to 2015. The decrease was primarily related to a decrease in trust and investment management fees. Trust and investment management fee income is the most significant income component for Frost Wealth Advisors. Investment fees are the most significant component of trust and investment management fees, making up approximately 82%, 79% and 75% of total trust and investment management fees in 2016, 2015 and 2014, respectively. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. The decrease in trust and investment management fees during 2016 compared to 2015 was primarily the result of decreases in oil and gas fees, estate fees, securities lending income and custody fees. These decreases were partly offset by an increase in trust investment fees. The decrease in oil and gas fees during 2016 was partly due to lower energy prices and a decrease in production. The decrease in estate fees during 2016 was related to a decrease in the aggregate value of estates settled compared to 2015. The decrease in securities lending income during 2016 was due to the termination of our securities lending operations during the first quarter of 2015. The increase in trust investment fees during 2016 was due to higher average equity valuations on managed accounts and an increase in the number of accounts. See the analysis of trust and investment management fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest income for 2015 decreased $772 thousand, or 0.6%, compared to 2014. The decrease was primarily related to a decrease in trust and investment management fees. The decrease in trust and investment management fee income during 2015 was primarily the result of decreases in oil and gas fees and securities lending income mostly offset by an increase in trust investment fees. The decrease in oil and gas fees during 2015 was primarily due to lower prices and decreased production. Securities lending income decreased during 2015 as we discontinued our securities lending operations at the end of the first quarter of 2015. The increase in trust investment fees during 2015 was partly due to higher average equity valuations and an increase in the number of accounts. See the analysis of trust and investment management fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for 2016 increased $3.7 million, or 3.7%, compared to 2015. The increase was primarily due to increases in other non-interest expense (up $1.9 million), employee benefits (up $933 thousand), and salaries and wages (up $797 thousand).The increase in other non-interest expense was primarily due to increases in sundry and other miscellaneous expense, expenses related to professional services and outside computer services, among other things, partly offset by a decrease in mutual fund sub-advisor expense, among other things. The increase in employee benefits expense was due, in part, to increases in expense related to our profit sharing plan, medical insurance expense and payroll taxes, among other things, partly offset by a decrease in expense related to our defined benefit retirement plans. The increase in salaries and wages was primarily related to an increase in the number of employees and normal annual merit and market increases partly offset by a decrease in incentive compensation.
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

Non-Banks
The Non-Banks operating segment had a net loss of $4.5 million for 2016 compared to a net loss of $2.7 million in 2015. The increase in net loss was primarily due to a $1.8 million decrease in other non-interest income, a $951 thousand increase in net-interest expense and a $583 thousand increase in other non-interest expense partly offset by a $1.5 million increase in income tax benefit. The decrease in non-interest income was primarily related to a decrease in mineral interest income. Mineral interest income is related to bonus, rental and shut-in payments and oil and gas royalties received from severed mineral interests on property owned by our wholly-owned non-banking subsidiary Main Plaza Corporation. The decrease in mineral interest income was partly related to lower energy prices and a decrease in production. The increase in net interest expense was primarily related to increases in the interest rates paid on our junior subordinated deferrable interest debentures and our subordinated notes due to increases in market rates. The increase in non-interest expense was primarily related to increases in employee benefits expense, other non-interest expense and salaries and wages.
The Non-Banks operating segment had a net loss of $2.7 million for both 2015 and 2014. The net loss in 2015 was positively impacted by a $2.7 million decrease in other non-interest expense mostly offset by a $2.4 million decrease in other non-interest income and a $294 thousand increase in net-interest expense. Other non-interest expense during 2014 included approximately $3.0 million of expenses associated with the acquisition of WNB during the second quarter. This amount was primarily related to professional services. The decrease in other non-interest income during 2015 was primarily related to a decrease in mineral interest income due to lower energy prices and a decrease in production.
Income Taxes
We recognized income tax expense of $37.2 million, for an effective tax rate of 10.9%, in 2016 compared to $40.5 million, for an effective tax rate of 12.7%, in 2015 and $58.0 million, for an effective rate of 17.3%, in 2014. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies. The decline in the effective tax rate since 2014 was partly related to an increase in the relative proportion of tax-exempt income from higher volumes of tax-exempt municipal securities. The decrease in the effective tax rate during 2016 was also partly related to the adoption of a new accounting standard which impacted how the income tax effects associated with stock-based compensation are recognized (see Note 1 - Significant Accounting Policies in the accompanying consolidated financial statements).
Sources and Uses of Funds
The following table illustrates, during the years presented, the mix of our funding sources and the assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $28.8 billion in 2016 compared to $28.1 billion in 2015 and $25.8 billion in 2014.

	2016	2015	2014
Sources of Funds:
Deposits:
Non-interest-bearing	34.8%	36.3%	35.4%
Interest-bearing	50.2	49.4	50.2
Federal funds purchased and repurchase agreements	2.7	2.3	2.2
Long-term debt and other borrowings	0.8	0.8	0.9
Other non-interest-bearing liabilities	0.9	0.9	0.8
Equity capital	10.6	10.3	10.5
Total	100.0%	100.0%	100.0%
Uses of Funds:
Loans	40.1%	40.2%	40.0%
Securities	41.8	41.4	36.4
Federal funds sold, resell agreements and interest-bearing deposits	10.8	10.9	16.3
Other non-interest-earning assets	7.3	7.5	7.3
Total	100.0%	100.0%	100.0%
Deposits continue to be our primary source of funding. Average deposits increased $471.1 million, or 2.0%, in 2016 compared to 2015 and increased $2.0 billion, or 9.0% in 2015 compared to 2014. Average deposits in 2014 were impacted by the acquisition of $1.6 billion in deposits in connection with the acquisition of WNB during the second quarter of 2014. Non-interest-bearing deposits remain a significant source of funding, which has been a key factor in maintaining our relatively low cost of funds. Average non-interest-bearing deposits totaled 40.9% of total average deposits in 2016 compared to 42.3% in 2015, and 41.4% in 2014. The Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. To date, we have not experienced any significant additional interest costs as a result of the repeal; however, we may begin to incur interest costs associated with certain demand deposits in the future as market conditions warrant, in which case, the relative proportion of non-interest-bearing deposits to total deposits would be expected to decrease.
We primarily invest funds in loans and securities. Loans continue to be a large component of our mix of invested assets. Average loans increased $287.4 million, or 2.6%, in 2016 compared to 2015 and increased $968.4 million, or 9.4% in 2015 compared to 2014. Average securities increased $442.7 million, or 3.8%, in 2016 compared to 2015 and increased $2.2 billion, or 24.0%, in 2015 compared to 2014. Average federal funds sold, resell agreements and interest-bearing deposits increased $32.3 million, or 1.1%, in 2016 compared to 2015 and decreased $1.1 billion, or 27.0%, in 2015 compared to 2014. We acquired cash and cash equivalents totaling $879.7 million, loans totaling $670.6 million and securities totaling $154.2 million in connection with the acquisition of WNB during the second quarter of 2014.
Loans
Year-end loans, including leases net of unearned discounts, consisted of the following:

	2016	Percentage of Total	2015	2014	2013	2012
Commercial and industrial	$4,344,000	36.3%	$4,120,522	$4,055,225	$3,766,635	$3,723,775
Energy:
Production	971,767	8.1	1,249,678	1,160,404	616,893	765,424
Service	221,213	1.8	272,934	319,618	236,766	242,448
Other	193,081	1.7	235,583	293,923	261,750	75,314
Total energy	1,386,061	11.6	1,758,195	1,773,945	1,115,409	1,083,186
Commercial real estate:
Commercial mortgages	3,481,157	29.1	3,285,041	2,999,082	2,800,760	2,495,481
Construction	1,043,261	8.7	720,695	624,888	426,639	608,306
Land	311,030	2.6	286,991	291,907	239,937	216,008
Total commercial real estate	4,835,448	40.4	4,292,727	3,915,877	3,467,336	3,319,795
Consumer real estate:
Home equity loans	345,130	2.9	340,528	342,725	329,853	310,675
Home equity lines of credit	264,862	2.2	233,525	220,128	195,132	186,522
Other	326,793	2.7	306,696	286,198	283,219	280,150
Total consumer real estate	936,785	7.8	880,749	849,051	808,204	777,347
Total real estate	5,772,233	48.2	5,173,476	4,764,928	4,275,540	4,097,142
Consumer and other	473,098	3.9	434,338	393,437	358,116	319,745
Total loans	$11,975,392	100.0%	$11,486,531	$10,987,535	$9,515,700	$9,223,848
Overview. Year-end total loans increased $488.9 million, or 4.3%, during 2016 compared to 2015, increased $499.0 million, or 4.5% during 2015 compared to 2014, increased $1.5 billion, or 15.5% during 2014 compared to 2013 and increased $291.9 million, or 3.2% during 2013 compared to 2012. We acquired $670.6 million of loans in connection with the acquisition of WNB during the second quarter of 2014.
The majority of our loan portfolio is comprised of commercial and industrial loans, energy loans and real estate loans. Commercial and industrial loans made up 36.3% and 35.9% of total loans at December 31, 2016 and 2015 while energy loans made up 11.6% and 15.3% of total loans at December 31, 2016 and 2015 and real estate loans made up 48.2% and 45.0% of total loans at December 31, 2016 and 2015. Energy loans include commercial and industrial loans, leases and real estate loans to borrowers in the energy industry. Real estate loans include both commercial and consumer balances.

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
Our energy loan portfolio includes loans for production, energy services and other energy loans, which includes private clients, transportation and equipment providers, manufacturers, refiners and traders. The origination process for energy loans is similar to that of commercial and industrial loans. Because, however, of the average loan size, the significance of the portfolio and the specialized nature of the energy industry, our energy lending requires a highly prescriptive underwriting policy. Production loans are secured by proven, developed and producing reserves. Loan proceeds are used for the development and drilling of additional wells, the acquisition of additional production, and/or the acquisition of additional properties to be developed and drilled. Our customers in this sector are generally large, independent, private owner-producers or large corporate producers. These borrowers typically have large capital requirements for drilling and acquisitions, and as such, loans in this portfolio are generally greater than $10 million. Production loans are collateralized by the oil and gas interests of the borrower. Collateral values are determined by the risk-adjusted and limited discounted future net revenue of the reserves. Collateral is calculated at least semi-annually using third party engineer-prepared reserve studies. These reserve studies are conducted using a discount factor and base case assumptions for the current and future value of oil and gas. To qualify as collateral, typically reserves must be proven, developed and producing. For our strongest borrowers, collateral may include up to 20% proven, non-producing reserves. Loan commitments are limited to 65% of estimated reserve value. Cash flows must be sufficient to amortize the loan commitment within 120% of the half-life of the underlying reserves. Loan commitments generally must also be 100% covered by the risk-adjusted and limited discounted future net revenue of the reserves when stressed at 75% of our base case price assumptions. In addition, the ratio of the borrower's debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") should generally not exceed 350%.
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
Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing our commercial real estate portfolio are diverse in terms of type and geographic location within Texas. This diversity helps reduce our exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, we avoid financing single-purpose projects unless other underwriting factors are present to help mitigate risk. We also utilize third-party experts to provide insight and guidance about economic conditions and trends affecting market areas we serve. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2016, approximately 46% of the outstanding principal balance of our commercial real estate loans were secured by owner-occupied properties.
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
We maintain an independent loan review department that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management and the appropriate committees of our board of directors. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as our policies and procedures.
Commercial and Industrial. Commercial and industrial loans increased $223.5 million, or 5.4%, during 2016 compared to 2015 and increased $65.3 million, or 1.6%, in 2015 compared to 2014. Our commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with our loan policy guidelines. The commercial and industrial loan portfolio also includes the commercial lease and purchased shared national credits.
Energy. Energy loans include loans to entities and individuals that are engaged in various energy-related activities including (i) the development and production of oil or natural gas, (ii) providing oil and gas field servicing, (iii) providing energy-related transportation services (iv) providing equipment to support oil and gas drilling (v) refining petrochemicals, or (vi) trading oil, gas and related commodities. Energy loans decreased $372.1 million, or 21.2%, during 2016 compared to 2015 and decreased $15.8 million, or 0.9%, in 2015 compared to 2014. We acquired approximately $319.1 million of energy loans in connection with the acquisition of WNB during 2014, which contributed to the our higher concentration of such loans. The average loan size, the significance of the portfolio and the specialized nature of the energy industry requires a highly prescriptive underwriting policy. Exceptions to this policy are rarely granted. Due to the large borrowing requirements of this customer base, the energy loan portfolio includes participations and purchased shared national credits.
Industry Concentrations. As of December 31, 2016 and 2015, other than energy loans, there were no concentrations of loans within any single industry in excess of 10% of total loans, as segregated by Standard Industrial Classification code (“SIC code”). The SIC code system is a federally designed standard industrial numbering system used by us to categorize loans by the borrower’s type of business. The following table summarizes the industry concentrations of our loan portfolio, as segregated by SIC code. Industry concentrations are stated as a percentage of year-end total loans as of December 31, 2016 and 2015 are presented below:

	2016	2015
Industry concentrations:
Energy	11.6%	15.3%
Public finance	5.1	5.2
Medical services	4.6	4.7
Manufacturing, other	3.7	3.9
General and specific trade contractors	3.6	3.6
Building materials and contractors	3.1	3.3
Automobile dealers	3.1	3.0
Services	2.6	2.6
Religion	2.5	2.4
Investor	2.2	2.0
Transportation	2.0	2.0
All other	55.9	52.0
Total loans	100.0%	100.0%
Large Credit Relationships. The market areas served by us include three of the top ten most populated cities in the United States. These market areas are also home to a significant number of Fortune 500 companies. As a result, we originate and maintain large credit relationships with numerous commercial customers in the ordinary course of business. We consider large credit relationships to be those with commitments equal to or in excess of $10.0 million, excluding treasury management lines exposure, prior to any portion being sold. Large relationships also include loan participations purchased if the credit relationship with the agent is equal to or in excess of $10.0 million. In addition to our normal policies and procedures related to the origination of large credits, our Central Credit Committee ("CCC") must approve all new credit facilities which are part of large credit relationships and renewals of such credit facilities that exceed $20.0 million or are graded as "watch" (risk grade 9) or higher. The CCC meets regularly and reviews large credit relationship activity and discusses the current pipeline, among other things.
The following table provides additional information on our large credit relationships outstanding at year-end.

	2016			2015
	Number of Relationships	Period-End Balances		Number of Relationships	Period-End Balances
		Committed	Outstanding		Committed	Outstanding
Committed amount:
$20.0 million and greater	208	$8,491,785	$4,658,742	199	$7,657,347	$4,362,431
$10.0 million to $19.9 million	174	2,373,209	1,482,969	178	2,467,249	1,543,741

The average commitment per large credit relationship in excess of $20.0 million totaled $40.8 million at December 31, 2016 and $38.5 million at December 31, 2015. The average outstanding balance per large credit relationship with a commitment in excess of $20.0 million totaled $22.4 million at December 31, 2016 and $21.9 million at December 31, 2015. The average commitment per large credit relationship between $10.0 million and $19.9 million totaled $13.6 million at December 31, 2016 and $13.9 million at December 31, 2015. The average outstanding balance per large credit relationship with a commitment between $10 million and $19.9 million totaled $8.5 million at December 31, 2016 and $8.7 million at December 31, 2015.
Purchased Shared National Credits (“SNCs”). Purchased SNCs are participations purchased from upstream financial organizations and tend to be larger in size than our originated portfolio. Our purchased SNC portfolio totaled $772.2 million at December 31, 2016 decreasing $59.3 million, or 7.1%, from $831.4 million at December 31, 2015. At December 31, 2016, 53.3% of outstanding purchased SNCs were related to the energy industry and 12.3% of outstanding purchased SNCs were related to the construction industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the energy and commercial and industrial portfolios, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of our customers. As a matter of policy, we generally only participate in SNCs for companies headquartered in or which have significant operations within our market areas. In addition, we must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes. The following table provides additional information about certain credits within our purchased SNCs portfolio as of year-end.

	2016			2015
	Number of Relationships	Period-End Balances		Number of Relationships	Period-End Balances
		Committed	Outstanding		Committed	Outstanding
Purchased shared national credits:
$20.0 million and greater	41	$1,456,331	$522,137	50	$1,681,281	$668,803
$10.0 million to $19.9 million	28	416,422	233,633	18	260,407	153,340
Real Estate Loans. Real estate loans increased $598.8 million, or 11.6%, during 2016 compared to 2015 and increased $408.5 million, or 8.6%, in 2015 compared to 2014. Real estate loans include both commercial and consumer balances. Commercial real estate loans totaled $4.8 billion, or 83.8% of total real estate loans, at December 31, 2016 and $4.3 billion, or 83.0% of total real estate loans, at December 31, 2015. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. Our primary focus for the commercial real estate portfolio has been growth in loans secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan.
The following tables summarize our commercial real estate loan portfolio, including commercial real estate loans reported as a component of our energy loan portfolio segment, as segregated by (i) the type of property securing the credit and (ii) the geographic region in which the loans were originated. Property type concentrations are stated as a percentage of year-end total commercial real estate loans as of December 31, 2016 and 2015:

	2016	2015
Property type:
Office building	18.2%	17.8%
Office/warehouse	16.5	15.6
Multifamily	7.9	7.0
Non-farm/non-residential	7.4	9.2
Retail	7.4	5.2
Medical offices and services	5.8	7.7
1-4 Family	5.5	5.7
Religious	5.0	5.7
All other	26.3	26.1
Total commercial real estate loans	100.0%	100.0%

	2016	2015
Geographic region:
San Antonio	25.3%	26.4%
Houston	23.1	19.9
Fort Worth	18.1	19.3
Dallas	14.6	13.9
Austin	9.3	9.2
Rio Grande Valley	4.1	4.4
Permian Basin	3.2	4.2
Corpus Christi	2.3	2.7
Total commercial real estate loans	100.0%	100.0%
Consumer and Other Loans. The consumer and other loan portfolio at December 31, 2016, including all consumer real estate, increased $94.8 million, or 7.2%, from December 31, 2015. As the following table illustrates, the consumer loan portfolio has two distinct segments, including consumer real estate and consumer and other.

	2016	2015
Consumer real estate:
Home equity loans	$345,130	$340,528
Home equity lines of credit	264,862	233,525
Other	326,793	306,696
Total consumer real estate	936,785	880,749
Consumer and other	473,098	434,338
Total consumer loans	$1,409,883	$1,315,087
Consumer real estate loans at December 31, 2016 increased $56.0 million, or 6.4%, from December 31, 2015. Combined, home equity loans and lines of credit made up 65.1% and 65.2% of the consumer real estate loan total at December 31, 2016 and 2015, respectively. We offer home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans. In general, we do not originate 1-4 family mortgage loans; however, from time to time, we may invest in such loans to meet the needs of our customers. The consumer and other loan portfolio primarily consists of automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents, and other similar types of credit facilities.
Foreign Loans. We make U.S. dollar-denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at December 31, 2016 or 2015.
Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table presents the maturity distribution of our commercial and industrial loans, energy loans, real estate construction loans and commercial real estate loans, excluding leases, at December 31, 2016. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate or LIBOR.

	Due in One Year or Less	After One, but Within Five Years	After Five Years	Total
Commercial and industrial	$1,808,910	$1,608,964	$660,929	$4,078,803
Energy	881,923	414,492	40,809	1,337,224
Real estate construction	560,099	1,624,369	1,607,719	3,792,187
Commercial real estate	328,528	543,696	171,037	1,043,261
Total	$3,579,460	$4,191,521	$2,480,494	$10,251,475

Loans with fixed interest rates	$1,037,092	$1,213,405	$1,072,724	$3,323,221
Loans with floating interest rates	2,542,368	2,978,116	1,407,770	6,928,254
Total	$3,579,460	$4,191,521	$2,480,494	$10,251,475

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
Non-Performing Assets and Potential Problem Loans
Non-Performing Assets. Year-end non-performing assets and accruing past due loans were as follows:

	2016	2015	2014	2013	2012
Non-accrual loans:
Commercial and industrial	$31,475	$25,111	$34,108	$26,143	$45,158
Energy	57,571	21,180	636	590	1,150
Commercial real estate	8,550	35,088	22,431	27,035	39,731
Consumer real estate	2,130	1,862	2,212	2,207	2,773
Consumer and other	425	226	538	745	932
Total non-accrual loans	100,151	83,467	59,925	56,720	89,744
Restructured loans	—	—	—	1,137	—
Foreclosed assets:
Real estate	2,440	2,255	5,251	11,916	15,152
Other	—	—	—	—	350
Total foreclosed assets	2,440	2,255	5,251	11,916	15,502
Total non-performing assets	$102,591	$85,722	$65,176	$69,773	$105,246
Ratio of non-performing assets to:
Total loans and foreclosed assets	0.86%	0.75%	0.59%	0.73%	1.14%
Total assets	0.34	0.30	0.23	0.29	0.46
Accruing past due loans:
30 to 89 days past due	$55,456	$59,480	$42,881	$31,297	$35,969
90 or more days past due	24,864	8,108	20,941	7,635	6,994
Total accruing past due loans	$80,320	$67,588	$63,822	$38,932	$42,963
Ratio of accruing past due loans to total loans:
30 to 89 days past due	0.46%	0.52%	0.39%	0.33%	0.39%
90 or more days past due	0.21	0.07	0.19	0.08	0.08
Total accruing past due loans	0.67%	0.59%	0.58%	0.41%	0.47%
Non-performing assets include non-accrual loans, trouble debt restructurings and foreclosed assets. Non-performing assets at December 31, 2016 increased $16.9 million compared to December 31, 2015 and increased $20.5 million at December 31, 2015 compared to December 31, 2014.The level of non-performing assets during 2012 was reflective of prevailing weaker economic conditions.
Non-accrual commercial and industrial loans included one credit relationship in excess of $5 million totaling $9.8 million at December 31, 2016, one such credit relationship totaling $15.0 million at December 31, 2015 and one such credit relationship totaling $15.5 million at December 31, 2014. Non-accrual energy loans included four credit relationships in excess of $5 million totaling $52.1 million at December 31, 2016 and one such credit relationship totaling $12.5 million at December 31, 2015. We did not have any significant energy loans on non-accrual status during the reported periods prior to 2015. The increase in non-accrual energy loans during 2015 and 2016 is related to the decline in oil prices in recent years, as more fully discussed in the section captioned “Allowance for Loan Losses” below. Non-accrual real estate loans primarily consist of land development, 1-4 family residential construction credit relationships and loans secured by office buildings and religious facilities. There were no non-accrual commercial real estate loan credit relationships in excess of $5 million at December 31, 2016 while there was one such credit relationship totaling $22.6 million at December 31, 2015 and one such credit relationship totaling $5.6 million at December 31, 2014. One credit relationship totaling $5.6 million at December 31, 2014 and $7.9 million at December 31, 2013 was included in both non-accrual commercial and industrial loans ($2.7 million at December 31, 2014 and $4.7 million at December 31, 2013) and non-accrual commercial real estate loans ($2.9 million at December 31, 2014 and $3.2 million at December 31, 2013).
Non-accrual commercial and industrial loans included one credit relationship in excess of $5 million totaling $6.3 million at December 31, 2013 and three such credit relationships totaling $27.8 million at December 31, 2012. Non-accrual commercial real estate loans included one credit relationship in excess of $5 million totaling $7.3 million at December 31, 2013 and two such credit relationships totaling $18.2 million at December 31, 2012. Approximately $15.0 million of the non-accrual commercial and industrial loans and $12.6 million of the non-accrual commercial real estate loans at December 31, 2012 pertained to the same customer.
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
Foreclosed assets represent property acquired as the result of borrower defaults on loans. Foreclosed assets are recorded at estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for loan losses. Regulatory guidelines require us to reevaluate the fair value of foreclosed assets on at least an annual basis. Our policy is to comply with the regulatory guidelines. Write-downs are provided for subsequent declines in value and are included in other non-interest expense along with other expenses related to maintaining the properties. Write-downs of foreclosed assets totaled $217 thousand, $36 thousand and $1.3 million during 2016, 2015 and 2014 respectively. There were no significant concentrations of any properties, to which the aforementioned write-downs relate, in any single geographic region.
Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At December 31, 2016 and 2015, we had $62.7 million and $110.3 million in loans of this type which are not included in any one of the non-accrual, restructured or 90 days past due loan categories. At December 31, 2016, potential problem loans consisted of seven credit relationships. Of the total outstanding balance at December 31, 2016, 80.3% related to five customers in the energy industry and 15.4% related to a customer in distribution. Weakness in these organizations’ operating performance, financial condition and borrowing base deficits for certain energy credits, among other factors, have caused us to heighten the attention given to these credits. As such, all of the loans identified as potential problem loans at December 31, 2016 were graded as “watch” (risk grade 9) or “substandard - accrual” (risk grade 11). Potential problem loans impact the allocation of our allowance for loan losses as a result of our risk grade based allocation methodology. See Note 4 - Loans in the accompanying consolidated financial statements for details regarding our allowance allocation methodology.
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

	2016		2015		2014		2013		2012
	Allowance for Loan Losses	Percentage of Loans in each Category to Total Loans	Allowance for Loan Losses	Percentage of Loans in each Category to Total Loans	Allowance for Loan Losses	Percentage of Loans in each Category to Total Loans	Allowance for Loan Losses	Percentage of Loans in each Category to Total Loans	Allowance for Loan Losses	Percentage of Loans in each Category to Total Loans
Commercial and industrial	$52,915	36.3%	$42,993	35.9%	$44,273	36.9%	$46,700	39.6%	$46,585	40.4%
Energy	60,653	11.6	54,696	15.3	14,919	16.1	6,090	11.7	7,579	11.7
Commercial real estate	30,213	40.4	24,313	37.4	27,163	35.7	22,590	36.4	29,346	36.0
Consumer real estate	4,238	7.8	4,659	7.6	5,178	7.7	5,230	8.5	5,252	8.4
Consumer and other	5,026	3.9	9,198	3.8	8,009	3.6	5,010	3.8	3,507	3.5
Unallocated	—	—	—	—	—	—	6,818	—	12,184	—
Total	$153,045	100.0%	$135,859	100.0%	$99,542	100.0%	$92,438	100.0%	$104,453	100.0%
Allocation of the Allowance for Loan Losses at December 31, 2016 vs. December 31, 2015
The reserve allocated to commercial and industrial loans at December 31, 2016 increased $9.9 million compared to December 31, 2015. The increase was due to an increase in historical and specific valuation allowances partly offset by decreases in general valuation allowances and macroeconomic valuation allowances. Historical valuation allowances increased $7.8 million from $25.4 million at December 31, 2015 to $33.3 million at December 31, 2016. The increase was primarily related to increases in the volume of classified loans graded as "substandard - accrual" (risk grade 11) and non-classified loans graded as “watch” (risk grade 9) and “special mention” (risk grade 10) combined with an increase in the historical loss allocation factor applied to non-classified commercial and industrial loans graded as “watch.” Classified commercial and industrial loans (loans having a risk grade of 11, 12 or 13) totaled $131.9 million at December 31, 2016 compared to $74.6 million at December 31, 2015. The weighted-average risk grade of commercial and industrial loans was 6.35 at December 31, 2016 compared to 6.13 at December 31, 2015. Commercial and industrial loan net charge-offs totaled $12.3 million during 2016 compared to $6.5 million million during 2015. Specific valuation allowances increased $3.1 million from $2.4 million at December 31, 2015 to $5.4 million at December 31, 2016. General valuation allowances for commercial and industrial loans decreased $631 thousand from $7.3 million at December 31, 2015 to $6.7 million at December 31, 2016. The decrease was primarily related to an increase in the adjustment for recoveries (up $343 thousand) and decreases in allocations for loans not reviewed by concurrence (down $310 thousand), policy exceptions (down $220 thousand), highly leveraged credit relationships (down $213 thousand) and large credit relationships (down $168 thousand) partly offset by an increase in allocations for excessive industry concentrations (up $623 thousand). The increase in allocations for excessive industry concentration was due to increased risk concentrations related to credits within the nursing/assisted living, chemicals and financial services industries offset by decreased risk concentrations within the food manufacturing and contractors industries and within our shared national credits. Macroeconomic valuation allowances for commercial and industrial loans decreased $328 thousand from $7.8 million at December 31, 2015 to $7.5 million at December 31, 2016. The decrease was primarily related to a decrease in the distressed industries allocation (down $1.2 million) partly offset by an increase in the environmental risk adjustment (up $856 thousand). The decrease in the distressed industries allocation was primarily related to improvements in the weighted-average risk grades of certain segments of the contractors industry relative to the weighted-average risk grade for all pass-grade loans within the overall loan portfolio segment. The increase in the environmental risk adjustment was primarily related to the aforementioned increase in the base historical valuation allowances to which the environmental risk adjustment factor is applied.
The reserve allocated to energy loans at December 31, 2016 increased $6.0 million compared to December 31, 2015. As a result, reserves allocated to energy loans as a percentage of total energy loans totaled 4.38% at December 31, 2016 compared to 3.11% at December 31, 2015. This increase was primarily related to increases in historical valuation allowances and specific valuation allowances partly offset by decreases in macroeconomic valuation allowances and general valuation allowances. Historical valuation allowances increased $13.4 million from $21.2 million at December 31, 2015 to $34.6 million at December 31, 2016. The increase in historical valuation allowances was partly due to increases in the volume of classified energy loans, particularly those graded as “substandard - accrual” (risk grade 11), and non-classified energy loans graded as “special mention” (risk grade 10). These increases were partly offset by the impact of decreases in the volume of non-classified energy loans graded as “pass” and “watch” and decreases in the historical loss allocation factor applied to non-classified energy loans graded as “pass” and “special mention” and classified energy loans graded as “substandard” (risk grades 11 and 12). Classified energy loans totaled $302.0 million at December 31, 2016 compared to $98.0 million at December 31, 2015. Non-classified energy loans graded as “watch” and “special mention” (risk grades 9 and 10) totaled $229.4 million at December 31, 2016 compared to $274.4 million at December 31, 2015, decreasing $45.0 million while "pass" grade energy loans decreased $531.1 million from $1.4 billion at December 31, 2015 to $854.7 million at December 31, 2016. The overall decrease in non-classified energy loans reflects the migration of energy loans into higher risk grade categories as well as an overall decrease in the size of our energy loan portfolio, particularly within the production and service sectors of the energy industry. The weighted-average risk grade of energy loans was 7.95 at December 31, 2016 compared to 6.89 at December 31, 2015. This upward migration in the weighted-average risk grade for energy loans was influenced by regulatory guidance related to energy loan classifications. Specific valuation allowances for energy loans increased $1.8 million from $2.0 million at December 31, 2015 to $3.8 million at December 31, 2016. At such dates, the majority of the specific valuation allowances were related to the same credit relationship which had an outstanding balance of $12.5 million at December 31, 2015 and $7.2 million at December 31, 2016, with the decrease mostly resulting from a partial charge-off. Energy loan net charge-offs totaled $18.6 million during 2016 compared to $6.0 million during 2015. The charge-offs in 2016 were primarily related to three large credit relationships for which, at the time we recognized the charged-offs, had associated specific valuation allowances totaling $27.5 million. Macroeconomic valuation allowances related to energy loans totaled $18.5 million at December 31, 2016 compared to $26.0 million at December 31, 2015. As further discussed below, during 2015, as a result of a sensitivity stress test, we recognized an additional $22.0 million provision for loan losses to allocate additional reserves for the added inherent risk resulting from continued oil price volatility and the ongoing downturn in the energy industry. The price per barrel of crude oil was approximately $37 at December 31, 2015, decreasing sharply to a low-point of approximately $26 in February 2016 and rebounding to approximately $54 at December 31, 2016. The decrease in the reserve allocated for general macroeconomic risk resulted as oil prices have rebounded and the level of volatility has decreased. General valuation allowances decreased $1.8 million during 2016 compared to 2015 primarily due to a decrease in allocations for excessive industry concentrations (down $1.1 million), due to decreased risk concentrations related to energy service, energy equipment manufacturing and energy production credits, and, to a lesser extent, decreases in allocations for large credit relationships (down $236 thousand) and highly leveraged credit relationships (down $180 thousand).
The reserve allocated to commercial real estate loans at December 31, 2016 increased $5.9 million compared to December 31, 2015. The increase was primarily related to an increase in macroeconomic valuation allowances and, to a lesser extent, increases in historical and general valuation allowances. Macroeconomic valuation allowances increased $4.1 million from $4.2 million at December 31, 2015 to $8.2 million at December 31, 2016. The increase was primarily related to current economic trends impacting our Houston market area as on-going weakness in the energy sector has impacted the market's commercial real estate sector resulting in decreased construction, more rent concessions and higher vacancy rates. Historical valuation allowances increased $1.4 million primarily due to increases in the volume of non-classified commercial real estate loans and classified commercial real estate loans graded as “substandard - accrual” (risk grade 11), partly offset by decreases in the historical loss allocation factors for all grades of commercial real estate loans. Non-classified commercial real estate loans increased $553.2 million from December 31, 2015 to December 31, 2016 primarily due to an increase in commercial real estate loans graded as “pass.” Classified commercial real estate loans decreased $10.5 million from $86.8 million at December 31, 2015 to $76.3 million at December 31, 2016 as a $26.5 million decrease in commercial real estate loans classified as “substandard - non-accrual” (risk grade 12) was partly offset by a $16.1 million increase in commercial real estate loans classified as “substandard - accrual” (risk grade 11). The weighted-average risk grade of commercial real estate loans was 6.96 at December 31, 2016 compared to 6.88 at December 31, 2015. General valuation allowances increased $385 thousand during 2016 compared to 2015 primarily due to an increase in the allocation for highly leveraged credit relationships (up $1.3 million), primarily due to an increase in the volume of such credit relationships, partly offset by decreases in allocations for loans not reviewed by concurrence (down $578 thousand), policy exceptions (down $177 thousand) and excessive concentrations (down $152 thousand), among other things. There were no specific valuation allowances related to commercial real estate loans at December 31, 2016 or 2015.
The reserve allocated to consumer real estate loans at December 31, 2016 decreased $421 thousand compared to December 31, 2015. This decrease was mostly due to a decrease in general valuation allowances allocated for loans not reviewed by concurrence (down $475 thousand) and an increase in the reduction for recoveries (up $71 thousand) partly offset by an increase in historical valuation allowances (up $116 thousand).
The reserve allocated to consumer and other loans at December 31, 2016 decreased $4.2 million compared to December 31, 2015. The decrease was primarily related to decreases in historical valuation allowances (down $8.2 million) and macroeconomic valuation allowances (down $2.7 million) partly offset by an increase in general valuation allowances (up $6.8 million). The decrease in historical valuation allowances was primarily due to a decrease in the historical loss allocation factor applied to consumer and other loans, which was related to a change in the way we estimate valuation allowances for consumer and other loans and, now separately, for overdrafts (See Note 4 - Loans). The decrease in macroeconomic valuation allowances was related to a decrease in the environmental risk adjustment due to a decrease in the environmental risk adjustment factor and decreases in the historical valuation allowances to which the environmental adjustment factor is applied. The increase in general valuation allowances was primarily related to a decrease in the adjustment for recoveries, which was primarily related to the aforementioned change in the way we estimate valuation allowances for consumer and other loans and, now separately, for overdrafts.
Allocation of the Allowance for Loan Losses at December 31, 2015 vs. December 31, 2014
The reserve allocated to commercial and industrial loans at December 31, 2015 decreased $1.3 million compared to December 31, 2014. This decrease was primarily related to decreases in macroeconomic valuation allowances and general valuation allowances related to credit and collateral exceptions and highly leveraged credit relationships partly offset by a decrease in the adjustment for recoveries and increases in general valuation allowances related to excessive industry concentrations and specific valuation allowances. Macroeconomic valuation allowances for commercial and industrial loans totaled $7.8 million at December 31, 2015 compared to $12.1 million at December 31, 2014. The decrease was partly related to a decrease in classified loans (loans having a risk grade of 11, 12 or 13) from $88.9 million at December 31, 2014 to $74.6 million at December 31, 2015 and the continued positive trends in the weighted-average risk grade of commercial and industrial loans and the level of gross charge-offs. The weighted-average risk grade of commercial and industrial loans was 6.13 at December 31, 2015 compared to 6.16 at December 31, 2014 and 6.27 at December 31, 2013. Gross commercial loan charge-offs totaled $11.1 million in 2015 compared to $12.1 million in 2014 and $32.0 million in 2013. The decrease in the macroeconomic valuation allowance was also partly related to a decrease in the distressed industries allocation for commercial and industrial loans (down $640 thousand). The decrease in the distressed industries allocation was primarily related to improvements in the weighted-average risk grades of certain segments of the contractors industry relative to the weighted-average risk grade for all pass-grade loans within the overall loan portfolio segment. In 2015, we began including the impact of credit and collateral exceptions within our loan risk grade matrix and thus as a component of our historical valuation allowances. Prior to 2015, we had separate general valuation allowance allocations for credit and collateral exceptions. Allocations for credit and collateral exceptions totaled $1.2 million at December 31, 2014. General valuation allowances related to highly leveraged credit relationships decreased $978 thousand during 2015 compared to 2014 primarily due to a decrease in the volume of such credit relationships. The adjustment for recoveries decreased $2.4 million during 2015 compared to 2014 primarily due to the lower level of adjusted recoveries experienced in 2015 relative to 2014. General valuation allowances related to excessive industry concentrations increased $2.1 million during 2015 compared to 2014 primarily due to increased risk concentrations related to credits within the food manufacturing, lodging, financial services and chemicals industries as well as increased risk concentrations within shared national credits. Specific valuation allowances for commercial and industrial loans increased $765 thousand during 2015 compared to 2014.

The reserve allocated to energy loans at December 31, 2015 increased $39.8 million compared to December 31, 2014. This increase was primarily related to increases in macroeconomic valuation allowances, historical valuation allowances, general valuation allowances related to excessive industry concentrations and specific valuation allowances. Macroeconomic valuation allowances related to energy loans totaled $26.0 million at December 31, 2015 compared to $5.5 million at December 31, 2014. The increase in macroeconomic valuation allowances was reflective of continued oil price volatility and the ongoing downturn in the energy industry. The price per barrel of crude oil was approximately $53 as of December 31, 2014 decreasing to approximately $37 as of December 31, 2015. The impact of this decline was reflected in the upward migration of the weighted average risk-grade of our energy loan portfolio to 6.89 at December 31, 2015 from 5.45 at December 31, 2014. We performed a sensitivity stress test on individual loans within our energy loan portfolio as of December 31, 2015. In connection with this analysis, we assumed a reduction of oil prices to $28.13, or 75% of the 2016 oil price deck of $37.50. We also assessed the financial strength of individual borrowers, the quality of collateral, the relative experience of the individual borrowers and their ability to withstand an economic downturn. This review encompassed approximately 83% of our outstanding energy loans, including approximately 90% of production-related loans. As a result of our analysis, we recognized an additional $22.0 million provision for loan losses during the fourth quarter of 2015 to allocate additional reserves for the added inherent risk within our energy loan portfolio resulting from the continued oil price volatility and the ongoing downturn in the energy industry. Macroeconomic valuation allowances for energy loans were also impacted by the environmental risk adjustment which increased $2.1 million during 2015 compared to 2014. Historical valuation allowances increased $14.0 million. The increase in historical valuation allowances was due to an increase in the volume of classified energy loans, particularly those graded as “substandard - accrual” (risk grade 11) and an increase in the volume of non-classified energy loans graded as “watch” (risk grade 9) and “special mention” (risk grade 10). Classified energy loans (loans having a risk grade of 11, 12 or 13) totaled $98.0 million at December 31, 2015 compared to $6.0 million at December 31, 2014. Non-classified energy loans graded as “watch” and “special mention” (risk grades 9 and 10) totaled $274.4 million at December 31, 2015 compared to $27.5 million at December 31, 2014. Historical valuation allowances were also partly impacted by the aforementioned change in our allocation methodology related to credit and collateral exceptions. As discussed above, general valuation allowances related to credit and collateral exceptions are now captured within our loan risk grade matrix and are a component of our historical valuation allowances. The impact of the aforementioned volume increases and methodology change in 2015 was partly offset by decreases in the historical loss allocation factors applied to certain categories of non-classified and classified energy loans. The reserve allocated for excessive industry concentrations increased $2.1 million during 2015 compared to 2014 primarily due to increased risk concentrations related to energy service, energy production and energy equipment manufacturing credits. Specific valuation allowances for energy loans totaled $2.0 million at December 31, 2015 while there were no specific valuation allowances for energy loans at December 31, 2014.
The reserve allocated to commercial real estate loans at December 31, 2015 decreased $2.9 million compared to December 31, 2014. The decrease was primarily related to decreases in macroeconomic valuation allowances and general valuation allowances related to credit and collateral exceptions and highly leveraged credit relationships partly offset by a decrease in the adjustment for recoveries combined with increases in historical valuation allowances and general valuation allowances related to large credit relationships. Macroeconomic valuation allowances for commercial real estate loans totaled $4.2 million at December 31, 2015 compared to $7.1 million at December 31, 2014. Despite increases in classified commercial real estate loans and the weighted-average risk grade of commercial real estate loans, the decrease in macroeconomic valuation allowances for commercial real estate loans primarily reflected the relatively low level of net charge-offs experienced in recent years. We had net recoveries related to commercial real estate loans totaling $332 thousand in 2015 compared to net charge-offs of $2.0 million in 2014 and $125 thousand in 2013. As mentioned above, in 2015 we began including the impact of credit and collateral exceptions within our loan risk grade matrix and thus as a component of our historical valuation allowances. Prior to 2015, we had separate general valuation allowance allocations for credit and collateral exceptions. Allocations for credit and collateral exceptions totaled$681 thousand at December 31, 2014. General valuation allowances related to highly leveraged credit relationships decreased $594 thousand during 2015 compared to 2014 primarily due to a decrease in the volume of such credit relationships. The adjustment for recoveries decreased $811 thousand during 2015 compared to 2014 primarily due to the lower level of recoveries experienced in 2015 relative to 2014. Historical valuation allowances increased $860 thousand from $14.7 million at December 31, 2014 to $15.5 million at December 31, 2015. The increase in historical valuation allowances was due to an increase in the volume of non-classified commercial real estate loans particularly those graded as “pass” and “watch” (risk grade 9) and, to a lesser extent, classified commercial real estate loans. Non-classified commercial real estate loans increased $355.9 million from December 31, 2014 to December 31, 2015. This increase included a $296.7 million increase in commercial real estate loans graded as “pass” and a $73.1 million increase in commercial real estate loans graded as “watch” (risk grade 9) partly offset by a $13.9 million decrease in commercial real estate loans graded as “special mention” (risk grade 10). Classified commercial real estate loans (loans having a risk grade of 11, 12 or 13) increased $20.9 million from $65.8 million at December 31, 2014 to $86.8 million at December 31, 2015. The weighted-average risk grade of commercial real estate loans was 6.88 at December 31, 2015 compared to 6.79 at December 31, 2014. Historical valuation allowances were also partly impacted by a change in our allocation methodology related to credit and collateral exceptions, as discussed above. General valuation allowances related to large credit relationships increased $206 thousand during 2015 compared to 2014 primarily due to increases in the volumes of such credit relationships.
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
Allocation of the Allowance for Loan Losses at December 31, 2014 vs. December 31, 2013
The reserve allocated to commercial and industrial loans at December 31, 2014 decreased $2.4 million compared to December 31, 2013. At December 31, 2014, the reserve allocated to commercial and industrial loans included general valuation allowances related to policy exceptions ($1.5 million) and credit and collateral exceptions ($1.2 million) and certain macroeconomic valuation allowances ($3.9 million) which were previously reported as components of unallocated reserves at December 31, 2013. Excluding the effect of these items, the reserve allocated to commercial and industrial loans at December 31, 2014 decreased $8.9 million compared to December 31, 2013. This decrease was primarily related to decreases in macroeconomic valuation allowances related to distressed industries, allocations for specific loans and general valuation allowances related to highly leveraged credit relationships and an increase in the adjustment for recoveries. The macroeconomic valuation allowance related to distressed industries within our commercial and industrial loan portfolio segment decreased $4.7 million from $7.8 million at December 31, 2013 to $3.1 million at December 31, 2014. The decrease was primarily related to improvements in the weighted-average risk grades of certain segments of the contractors industry to a level below that of the weighted-average risk grade for all pass-grade loans within the overall loan portfolio segment. As a result, additional distressed industry allocations were no longer necessary for these segments of the contractors industry. Allocations for specific loans decreased $2.5 million from $4.1 million at December 31, 2013 to $1.6 million at December 31, 2014. General valuation allowances related to highly leveraged credit relationships decreased $1.0 million during 2014 compared to 2013 due to a decrease in the volume of such credit relationships. The adjustment for recoveries increased $2.1 million during 2014 compared to 2013 primarily due to the higher level of recoveries.
The reserve allocated to energy loans at December 31, 2014 increased $8.8 million compared to December 31, 2013. At December 31, 2014, the reserve allocated to energy loans included general valuation allowances related to policy exceptions ($410 thousand) and credit and collateral exceptions ($319 thousand) and certain macroeconomic valuation allowances ($3.9 million) which were previously reported as components of unallocated reserves at December 31, 2013. Excluding the effect of these items, the reserve allocated to energy loans at December 31, 2014 increased $4.2 million compared to December 31, 2013. This increase was primarily related to increases in historical valuation allowances, macroeconomic valuation allowances related to the environmental risk adjustment and general valuation allowances related to highly leveraged credit relationships partly offset by an increase in the adjustment for recoveries. Historical valuation allowances increased $3.0 million from $4.1 million at December 31, 2013 to $7.2 million at December 31, 2014. The increase in historical valuation allowances was primarily due to an increase in the volume of non-classified energy loans and increases in the historical loss allocation factors applied to certain categories of non-classified and classified energy loans. Macroeconomic valuation allowances related to the environmental risk adjustment increased $560 thousand during 2014 compared to 2013. General valuation allowances related to highly leveraged credit relationships increased $449 thousand during 2014 compared to 2013 due to an increase the in the volume of such credit relationships. The adjustment for recoveries increased $499 thousand during 2014 compared to 2013 primarily due to the higher level of recoveries.

The reserve allocated to commercial real estate loans at December 31, 2014 increased $4.6 million compared to December 31, 2013. At December 31, 2014, the reserve allocated to commercial real estate loans included general valuation allowances related to policy exceptions ($875 thousand) and credit and collateral exceptions ($681 thousand) and certain macroeconomic valuation allowances ($3.5 million) which were previously reported as components of unallocated reserves at December 31, 2013. Excluding the effect of these items, the reserve allocated to commercial real estate loans at December 31, 2014 decreased $521 thousand compared to December 31, 2013. This decrease was primarily related to a decrease in allocations for specific loans, an increase in the adjustment for recoveries and a decrease in macroeconomic valuation allowances related to distressed industries mostly offset by increases in historical valuation allowances and general valuation allowances related to highly leveraged credit relationships and large credit relationships. Allocations for specific loans decreased $2.7 million from $2.8 million at December 31, 2013 to $67 thousand at December 31, 2014. The adjustment for recoveries increased $596 thousand during 2014 compared to 2013 primarily due to the higher level of recoveries. Macroeconomic valuation allowances related to distressed industries within our commercial real estate loan portfolio segment decreased $381 thousand. As mentioned above, the decrease was primarily related to improvements in the weighted-average risk grades of certain segments of the contractors industry. Historical valuation allowances increased $1.6 million from $13.0 million at December 31, 2013 to $14.6 million at December 31, 2014 primarily due to an increase in the volume of pass grade commercial real estate loans. General valuation allowances related to highly leveraged credit relationships and large credit relationships increased $728 thousand and $478 thousand, respectively, during 2014 compared to 2013 primarily due to increases in the volumes of such credit relationships.
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

Activity in the allowance for loan losses is presented in the following table.

	2016	2015	2014	2013	2012
Balance of allowance for loan losses at beginning of year	$135,859	$99,542	$92,438	$104,453	$110,147
Provision for loan losses	51,673	51,845	16,314	20,582	10,080
Charge-offs:
Commercial and industrial	(15,910)	(11,092)	(12,073)	(32,008)	(18,493)
Energy	(18,644)	(6,000)	(1,747)	(924)	—
Commercial real estate	(82)	(657)	(3,800)	(1,329)	(3,951)
Consumer real estate	(814)	(577)	(1,097)	(1,047)	(1,495)
Consumer and other	(12,878)	(11,246)	(9,768)	(9,489)	(9,101)
Total charge-offs	(48,328)	(29,572)	(28,485)	(44,797)	(33,040)
Recoveries:
Commercial and industrial	3,651	4,557	9,162	3,577	4,866
Energy	56	3	510	11	4
Commercial real estate	918	989	1,800	1,204	4,727
Consumer real estate	557	486	364	328	857
Consumer and other	8,659	8,009	7,439	7,080	6,812
Total recoveries	13,841	14,044	19,275	12,200	17,266
Net charge-offs	(34,487)	(15,528)	(9,210)	(32,597)	(15,774)
Balance at end of year	$153,045	$135,859	$99,542	$92,438	$104,453
Net loan charge-offs to average loans	0.30%	0.14%	0.09%	0.35%	0.19%
Allowance for loan losses to year-end loans	1.28	1.18	0.91	0.97	1.13
Allowance for loan losses to year-end non-accrual loans	152.81	162.77	166.11	162.97	116.39
Average loans	$11,554,823	$11,267,402	$10,299,025	$9,229,574	$8,456,818
Year-end loans	11,975,392	11,486,531	10,987,535	9,515,700	9,223,848
Year-end non-accrual loans	100,151	83,467	59,925	56,720	89,744
The provision for loan losses decreased $172.0 thousand, or 0.3%, in 2016 compared to 2015. The provision for loan losses in 2015 included a special $22.0 million provision to allocate additional reserves for the added inherent risk within our energy loan portfolio resulting from oil price volatility and the prevailing economic conditions in the energy industry. The level of the provision for loan losses during 2016 was mostly related to an increase in the volume of classified energy and commercial and industrial loans; deterioration in the Texas Leading Index; a significant increase in net charge-offs, particularly related to energy; higher levels of specific valuation allowances; and increases in the weighted-average risk grades of our energy, commercial and industrial and commercial real estate loan portfolios. Classified energy and commercial and industrial loans totaled $433.8 million at December 31, 2016 compared to $172.7 million at December 31, 2015. The TLI totaled 121.9 at November 30, 2016 (most recent date available) compared to 123.0 at December 31, 2015. A higher TLI value implies more favorable economic conditions. Net charge-offs during 2016 totaled $34.5 million compared to $15.5 million during 2015, with the majority of this increase related to energy loans. Specific valuation allowances related to energy and commercial and industrial loans totaled $9.2 million at December 31, 2016 compared to $4.4 million at December 31, 2015. The overall weighted-average risk grades of our energy, commercial and industrial and commercial real estate loan portfolios was 6.84 at December 31, 2016 compared to 6.58 at December 31, 2015. The ratio of the allowance for loan losses to total loans was 1.28% at December 31, 2016 compared to 1.18% at December 31, 2015 while the ratio of the allowance for loan losses allocated to energy loans to total energy loans totaled 4.38% at December 31, 2016 compared to 3.11% at December 31, 2015. Management believes the recorded amount of the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, our estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.
The provision for loan losses increased $35.5 million, or 217.8%, in 2015 compared to 2014. The level of the provision for loan losses increased during 2015 primarily due to an increase in the weighted-average risk grade of our energy loan portfolio and the general macroeconomic uncertainty surrounding the continued oil price volatility and the ongoing downturn in the energy industry. The increase was also partly related to an increase in the level of net charge-offs and increases in the volumes of both non-classified and classified loans. The overall weighted-average risk grade of our energy loan portfolio was 6.89 at December 31, 2015 compared to 5.45 at December 31, 2014. The upward migration of risk grades within our energy loan portfolio resulted in higher historical valuation allowances and increases in the various categories of general valuation allowances that are based upon our loan risk-grade matrix, particularly those allocated for excessive industry concentrations. The continued oil price volatility resulted in further economic uncertainty as reflected in the downward movement of the Texas Leading Index (“TLI”) which totaled 124.1 at November 30, 2015 (most recent date available at the time) and 129.3 at December 31, 2014. As a result of this economic uncertainty and the sensitivity stress test analysis described above, we recognized an additional $22.0 million provision for loan losses during the fourth quarter of 2015 to allocate additional reserves for the added inherent risk within our energy loan portfolio resulting from the continued oil price volatility and the ongoing downturn in the energy industry. The ratio of the allowance for loan losses to total loans was 1.18% at December 31, 2015 compared to 0.91% at December 31, 2014, while the ratio of the allowance for loan losses allocated to energy loans to total energy loans totaled 3.11% at December 31, 2015 compared to 0.84% at December 31, 2014.
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

Securities
Year-end securities were as follows:

	2016		2015		2014
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
Held to maturity:
U.S. Treasury	$249,889	2.0%	$249,441	2.1%	$249,009	2.2%
Residential mortgage-backed securities	4,511	0.1	6,456	0.1	8,012	0.1
States and political subdivisions	1,994,710	16.0	2,405,762	20.2	2,668,115	23.4
Other	1,350	—	1,350	—	1,350	—
Total	2,250,460	18.1	2,663,009	22.4	2,926,486	25.7
Available for sale:
U.S. Treasury	4,019,731	32.2	3,994,520	33.6	3,811,252	33.4
U.S. government agencies/corporations	—	—	—	—	—	—
Residential mortgage-backed securities	785,167	6.3	1,041,432	8.8	1,398,724	12.3
States and political subdivisions	5,355,885	42.9	4,127,959	34.7	3,208,907	28.1
Other	42,494	0.3	42,447	0.4	42,371	0.4
Total	10,203,277	81.8	9,206,358	77.5	8,461,254	74.2
Trading:
U.S. Treasury	16,594	0.1	16,443	0.1	15,339	0.1
States and political subdivisions	109	—	136	—	87	—
Total	16,703	0.1	16,579	0.1	15,426	0.1
Total securities	$12,470,440	100.0%	$11,885,946	100.0%	$11,403,166	100.0%
The following tables summarize the maturity distribution schedule with corresponding weighted-average yields of securities held to maturity and securities available for sale as of December 31, 2016. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 35%. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as available for sale include stock in the Federal Reserve Bank and the Federal Home Loan Bank, which have no maturity date. These securities have been included in the total column only.

	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
U.S. Treasury	$249,889	3.44%	$—	—%	$—	—%	$—	—%	$249,889	3.44%
Residential mortgage- backed securities	17	4.72	165	1.98	1,011	2.08	3,318	2.11	4,511	2.11
States and political subdivisions	487,254	7.33	297,244	7.11	312,357	4.34	897,855	4.46	1,994,710	5.54
Other	1,350	1.58	—	—	—	—	—	—	1,350	1.58
Total	$738,510	6.00	$297,409	7.11	$313,368	4.33	$901,173	4.45	$2,250,460	5.30
Available for sale:
U.S. Treasury	$—	—%	$3,725,379	1.63%	$294,352	2.66%	$—	—%	$4,019,731	1.71%
Residential mortgage- backed securities	843	4.27	244,313	2.01	106,895	3.38	433,116	3.68	785,167	3.12
States and political subdivisions	91,753	6.67	923,872	3.26	63,410	5.60	4,276,850	4.77	5,355,885	4.55
Other	—	—	—	—	—	—	—	—	42,494	—
Total	$92,596	6.65	$4,893,564	1.96	$464,657	3.23	$4,709,966	4.67	$10,203,277	3.30

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
All mortgage-backed securities included in the above tables were issued by U.S. government agencies and corporations. At December 31, 2016, approximately 98.1% of the securities in our municipal bond portfolio were issued by political subdivisions or agencies within the State of Texas, of which approximately 69.4% are either guaranteed by the Texas Permanent School Fund, which has a “triple-A” insurer financial strength rating, or secured by U.S. Treasury securities via defeasance of the debt by the issuers. At December 31, 2016, we held general obligation bonds issued by the State of Texas with an aggregate amortized cost of $904.4 million and an aggregate fair value of $904.5 million and general obligation bonds issued by the Cypress-Fairbanks Independent School District, Houston Texas with an aggregate amortized cost of $357.4 million and an aggregate fair value $358.4 million. Such amounts were in excess of 10% of our shareholders’ equity at December 31, 2016. At such date, all of these securities carried a “triple-A” rating. At December 31, 2016, there were no other holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of our shareholders’ equity.
The average taxable-equivalent yield on the securities portfolio was 4.02% in 2016 compared to 3.97% in 2015 and 3.96% in 2014. The increases in the average taxable-equivalent yield during the comparable periods were primarily related to increases in the relative proportion of investments held in higher-yielding, tax-exempt municipal securities. Tax-exempt municipal securities totaled 56.4% of average securities in 2016 compared to 53.2% in 2015 and 52.6% in 2014. The average yield on taxable securities was 2.01% in 2016 compared to 2.11% in 2015 and 2.14% in 2014, while the average taxable-equivalent yield on tax-exempt securities was 5.57% in 2016 compared to 5.59% in 2015 and 5.58% in 2014. See the section captioned “Net Interest Income” included elsewhere in this discussion. The overall growth in the securities portfolio since 2014 was primarily funded by deposit growth.
Deposits
The table below presents the daily average balances of deposits by type and weighted-average rates paid thereon during the years presented:

	2016		2015		2014
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Non-interest-bearing demand deposits:
Commercial and individual	$9,215,962		$9,334,604		$8,384,376
Correspondent banks	310,445		353,766		351,803
Public funds	507,912		491,440		388,851
Total	10,034,319		10,179,810		9,125,030
Interest-bearing deposits:
Private accounts:
Savings and interest checking	5,745,385	0.02%	4,831,927	0.02%	4,211,336	0.02%
Money market accounts	7,466,252	0.06	7,715,890	0.08	7,342,967	0.11
Time accounts of $100,000 or more	461,138	0.20	451,603	0.22	515,339	0.28
Time accounts under $100,000	349,964	0.12	422,765	0.12	451,081	0.14
Public funds	454,786	0.04	438,763	0.03	407,006	0.05
Total	14,477,525	0.05	13,860,948	0.07	12,927,729	0.09
Total deposits	$24,511,844	0.03	$24,040,758	0.04	$22,052,759	0.05
Average deposits increased $471.1 million, or 2.0%, in 2016 compared to 2015 and increased $2.0 billion, or 9.0%, in 2015 compared to 2014. The most significant volume growth during 2016 compared to 2015 was in savings and interest checking accounts partly offset by volume decreases in money market accounts and non-interest bearing commercial and individual accounts. The most significant volume growth during 2015 compared to 2014 was in non-

interest-bearing commercial and individual accounts, savings and interest checking accounts and money market accounts. Average deposits in 2015 and 2014 were impacted by the acquisition of $1.6 billion in deposits (approximately $827.8 million in non-interest-bearing and $796.2 million in interest-bearing) in connection with the acquisition of WNB during the second quarter of 2014. Deposit growth during the reported periods was also driven by new customer relationships as well as increased balances from existing customers. The ratio of average interest-bearing deposits to total average deposits was 59.1% in 2016 compared to 57.7% in 2015 and 58.6% in 2014. The average cost of interest-bearing deposits and total deposits was 0.05% and 0.03% during 2016 compared to 0.07% and 0.04% during 2015 and 0.09% and 0.05% during 2014. The decrease in the average cost of interest-bearing deposits during the comparable periods was primarily the result of decreases in interest rates offered on certain deposit products due to decreases in average market interest rates and decreases in renewal interest rates on maturing certificates of deposit given the current low interest rate environment. Additionally, the relative proportion of higher-cost time accounts to total average interest-bearing deposits decreased from 7.5% in 2014 to 6.3% in 2015 and 5.6% in 2016. The Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. To date, we have not experienced any significant additional interest costs as a result of the repeal; however, we may begin to incur interest costs associated with certain demand deposits in the future as market conditions warrant.
The following table presents the proportion of each component of average non-interest-bearing deposits to the total of such non-interest-bearing deposits during the years presented:

	2016	2015	2014
Commercial and individual	91.8%	91.7%	91.9%
Correspondent banks	3.1	3.5	3.8
Public funds	5.1	4.8	4.3
Total	100.0%	100.0%	100.0%
Average non-interest-bearing deposits decreased $145.5 million, or 1.4%, in 2016 compared to 2015 while average non-interest-bearing deposits increased $1.1 billion, or 11.6% in 2015 compared to 2014. The decrease in 2016 compared to 2015 was primarily due to a $118.6 million, or 1.3%, decrease in average commercial and individual deposits. The increase in 2015 compared to 2014 was primarily due to a $950.2 million, or 11.3%, increase in average commercial and individual deposits. This increase was partly related to the acquisition of approximately $827.8 million of such deposits in connection with the acquisition of WNB.
The following table presents the proportion of each component of average interest-bearing deposits to the total of such interest-bearing deposits during the years presented:

	2016	2015	2014
Private accounts:
Savings and interest checking	39.7%	34.9%	32.6%
Money market accounts	51.6	55.6	56.8
Time accounts of $100,000 or more	3.2	3.3	4.0
Time accounts under $100,000	2.4	3.0	3.5
Public funds	3.1	3.2	3.1
Total	100.0%	100.0%	100.0%
Total average interest-bearing deposits increased $616.6 million, or 4.4%, in 2016 compared to 2015 and increased $933.2 million, or 7.2%, in 2015 compared to 2014. The relative proportion of money market accounts and time accounts to total average interest-bearing deposits decreased in favor of savings and interest checking accounts. The shift in relative proportions toward savings and interest checking accounts appears to be related to the lower interest rate environment experienced during recent years as many customers appear to have become less inclined to invest their funds for extended periods. We acquired approximately $796.2 million of interest-bearing deposits in connection with the acquisition of WNB including approximately $166.1 million of savings and interest checking, $473.2 million of money market accounts, $153.1 million of time accounts and $3.8 million of public funds.
From time to time, we have obtained interest-bearing deposits through brokered transactions including participation in the Certificate of Deposit Account Registry Service (“CDARS”) and the Promontory Interfinancial Network Insured Cash Sweep Service (“Promontory Cash Sweep deposits”). The Promontory Cash Sweep deposits were initially acquired in connection with our acquisition of WNB in 2014. We had no brokered deposits of any kind at December 31, 2016. Average CDARS deposits totaled $293 thousand in 2016 compared to $10.2 million in 2015 and $21.7 million in 2014. Average Promontory Cash Sweep deposits totaled $857 thousand in 2016, $55.8 million in 2015, and $70.9 million in 2014.
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

	2016	2015	2014
San Antonio	30.0%	30.2%	31.7%
Fort Worth	18.2	17.3	17.9
Houston	17.1	17.3	18.1
Austin	11.9	11.3	11.2
Dallas	8.0	7.8	7.2
Corpus Christi	6.1	6.4	5.9
Permian Basin	4.3	4.8	3.1
Rio Grande Valley	3.2	3.2	3.0
Statewide	1.2	1.7	1.9
Total	100.0%	100.0%	100.0%
We experienced deposit growth in most regions, except for the Statewide, Permian Basin and Corpus Christi regions, during 2016 compared to 2015. The Fort Worth region had the largest dollar volume increase during 2016, increasing $300.3 million, or 7.2%, while the Austin Region had the largest percentage increase during 2016, increasing $206.8 million, or 7.6%. Average deposits for the San Antonio region increased $103.7 million, or 1.4%, while average deposits for the Dallas and Houston regions increased $74.8 million, or 4.0%, and $32.9 million, or 0.8%, respectively. Average deposits for the Rio Grande Valley region increased $9.0 million, or 1.2%. Average deposits for the Statewide region decreased $116.4 million, or 29.1%, while average deposits for the Permian Basin and Corpus Christi regions decreased $107.1 million, or 9.3%, and $33.0 million, or 2.2%, respectively.
We experienced deposit growth in all regions, except for the Statewide region, during 2015 compared to 2014. The Permian Basin region had the largest dollar volume and percentage increases during 2015, increasing $472.4 million, or 69.7%. The Permian Basin region was established with the acquisition of WNB during the second quarter of 2014. The increase in 2015 primarily resulted as the Permian Basin region's deposits were only included in average deposit balances in 2014 subsequent to the acquisition. Average deposits for the Dallas region increased $293.1 million, or 18.4%, while average deposits for the Austin and San Antonio regions increased $255.0 million, or 10.3%, and $267.0 million, or 3.8%, respectively. The Fort Worth and Corpus Christi regions increased $223.6 million, or 5.7%, and $216.2 million, or 16.5%, respectively, while average deposits for the Houston and Rio Grande Valley regions increased $177.0 million, or 4.4%, and $111.8 million, or 16.8%, respectively. The Statewide region decreased $28.0 million, or 6.5%.
Foreign Deposits. Mexico has historically been considered a part of the natural trade territory of our banking offices. Accordingly, U.S. dollar-denominated foreign deposits from sources within Mexico have traditionally been a significant source of funding. Average deposits from foreign sources, primarily Mexico, totaled $766.8 million in 2016, $755.2 million in 2015 and $766.3 million in 2014.
Short-Term Borrowings
Our primary source of short-term borrowings is federal funds purchased from correspondent banks and repurchase agreements in our natural trade territory, as well as from upstream banks. Federal funds purchased and repurchase agreements totaled $977.0 million, $893.5 million and $803.1 million at December 31, 2016, 2015 and 2014. The maximum amount of these borrowings outstanding at any month-end was $977.0 million in 2016, $893.5 million in 2015 and $803.1 million in 2014. The weighted-average interest rate on federal funds purchased and repurchase agreements was 0.02% at December 31, 2016, December 31, 2015 and December 31, 2014.

The following table presents our average net funding position during the years indicated:

	2016		2015		2014
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Federal funds sold and resell agreements	$42,361	0.64%	$24,695	0.43%	$19,683	0.42%
Federal funds purchased and repurchase agreements	(770,942)	0.03	(648,851)	0.03	(560,841)	0.02
Net funds position	$(728,581)		$(624,156)		$(541,158)
The net funds purchased position increased $104.4 million in 2016 compared to 2015 and increased $83.0 million in 2015 compared to 2014. Average interest-bearing deposits totaled $3.1 billion in 2016 compared to $3.0 billion in 2015 and $4.2 billion in 2014. During the reported periods, we have maintained excess liquid funds in interest-bearing deposits with the Federal Reserve rather than federal funds sold in order to capitalize on higher available yields.
Off Balance Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations
The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2016. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payments Due by Period
	1 Year or Less	More than 1 Year but Less than 3 Years	3 Years or More but Less than 5 Years	5 Years or More	Total
Contractual obligations:
Subordinated notes payable	$100,000	$—	$—	$—	$100,000
Junior subordinated deferrable interest debentures	—	—	—	137,115	137,115
Operating leases	28,459	61,829	58,329	339,082	487,699
Deposits with stated maturity dates	679,586	135,583	—	—	815,169
	808,045	197,412	58,329	476,197	1,539,983
Other commitments:
Commitments to extend credit	3,012,135	2,608,142	1,340,837	515,306	7,476,420
Standby letters of credit	216,886	19,999	1,751	846	239,482
	3,229,021	2,628,141	1,342,588	516,152	7,715,902
Total contractual obligations and other commitments	$4,037,066	$2,825,553	$1,400,917	$992,349	$9,255,885
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
Commitments to Extend Credit. We enter into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of our commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Commitments to extend credit outstanding at December 31, 2016 are included in the table above.
Standby Letters of Credit. Standby letters of credit are written conditional commitments issued by us to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the customer. Our policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit outstanding at December 31, 2016 are included in the table above.
Trust Accounts. We also hold certain assets in fiduciary or custodial capacity on behalf of our trust customers. The estimated fair value of trust assets was approximately $29.3 billion (including managed assets of $13.4 billion and custody assets of $15.9 billion) at December 31, 2016. These assets were primarily composed of equity securities (46.9% of trust assets), fixed income securities (38.6% of trust assets) and cash equivalents (9.9% of trust assets).
Capital and Liquidity
Capital. Shareholders’ equity totaled $3.0 billion at December 31, 2016 and $2.9 billion at December 31, 2015. In addition to net income of $304.3 million, other sources of capital during 2016 included $78.9 million in proceeds from stock option exercises and $11.8 million related to stock-based compensation. Uses of capital during 2016 included $143.0 million of dividends paid on preferred and common stock, $1.3 million of treasury stock purchases and other comprehensive loss, net of tax, of $138.5 million.
The accumulated other comprehensive income/loss component of shareholders’ equity totaled a net, after-tax, unrealized loss of $24.6 million at December 31, 2016 compared to a net, after-tax, unrealized gain of $113.9 million at December 31, 2015. The decrease was primarily due to a $144.5 million net after-tax decrease in the net unrealized gain on securities available for sale and securities transferred to held to maturity partly offset by a $6.0 million net after-tax decrease in the net actuarial loss on our defined benefit post-retirement benefit plans.
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
We paid quarterly dividends of $0.53, $0.54, $0.54 and $0.54 per common share during the first, second, third and fourth quarters of 2016, respectively, and quarterly dividends of $0.51, $0.53, $0.53 and $0.53 per common share during the first, second, third and fourth quarters of 2015, respectively. This equates to a dividend payout ratio of 45.5% in 2016 and 48.7% in 2015. Under the terms of the junior subordinated deferrable interest debentures that Cullen/Frost has issued to Cullen/Frost Capital Trust II and WNB Capital Trust I, we have the right at any time during the term of the debentures to defer the payment of interest any time or from time to time for an extension period not exceeding 20 consecutive quarterly periods with respect to each extension period. Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our capital stock is subject to certain restrictions during any such extension period. Under the terms of the Series A Preferred Stock, our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our common stock or any of our securities that rank junior to the Series A Preferred Stock is subject to certain restrictions in the event that we do not declare and pay dividends on the Series A Preferred Stock for the most recent dividend period.
Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On October 27, 2016, our board of directors authorized a $100.0 million stock repurchase program, allowing us to repurchase shares of our common stock over a two-year period from time to time at various prices in the open market or through private transactions. No shares were repurchased under this plan during 2016. During 2015, under a prior plan, we repurchased 1,485,493 shares at a total cost of $100.0 million, while no shares were repurchased under a stock repurchase plan during 2014. See Part II, Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, included elsewhere in this report.

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
Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of December 31, 2016, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.
Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 10 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At December 31, 2016, Cullen/Frost had liquid assets, including cash and resell agreements, totaling $289.1 million. Our current $100 million of subordinated notes mature in February 2017.
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
For modeling purposes, as of December 31, 2016, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 1.0% and 2.1%, respectively, relative to the flat-rate case over the next 12 months, while a decrease in interest rates of 75 basis points would result in a negative variance in net interest income of 7.8% relative to the flat-rate case over the next 12 months. The December 31, 2016 model simulations were impacted by the assumption, for modeling purposes, that we will begin to pay interest on commercial demand deposits (those not already receiving an earnings credit rate) in the first quarter of 2017, as further discussed below. As of December 31, 2015, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 0.1% and 1.1%, respectively, relative to the flat-rate case over the next 12 months, while a decrease in interest rates of 50 basis points would result in a negative variance in net interest income of 6.3% relative to the flat-rate case over the next 12 months. The December 31, 2015 model simulations were impacted by the assumption, for modeling purposes, that we would begin to pay interest on commercial demand deposits (those not already receiving an earnings credit rate) in the first quarter of 2016, as further discussed below. The likelihood of a decrease in interest rates beyond 75 basis points as of December 31, 2016 and 50 basis points as of December 31, 2015 was considered to be remote given prevailing interest rate levels.

The model simulations as of December 31, 2016 indicate that our balance sheet is more asset sensitive in comparison to our balance sheet as of December 31, 2015. The shift to a more asset sensitive position was primarily due to a decrease in the assumed interest rates paid on projected commercial demand deposits and an increase in the relative proportion of federal funds sold to projected average interest-earning assets. The model also projects a decrease in the relative proportion of securities to projected average interest-earning assets. Federal funds sold are more immediately impacted by changes in interest rates in comparison to fixed-rate securities.
As mentioned above, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) repealed the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. To date, we have not experienced any significant additional interest costs as a result of the repeal; however, we may begin to incur interest costs associated with certain demand deposits in the future as market conditions warrant. If this were to occur, our balance sheet would likely become less asset sensitive. Because the interest rate that will ultimately be paid on these demand deposits depends upon a variety of factors, some of which are beyond our control, we assumed an aggressive pricing structure for the purposes of the model simulations discussed above with interest payments beginning in the first quarter of 2017. Should the actual interest rate paid on demand deposits be less than the rate assumed in the model simulations, or should the interest rate paid for demand deposits become an administered rate with less direct correlation to movements in general market interest rates, our balance sheet could be more asset sensitive than the model simulations might otherwise indicate.
As of December 31, 2016, the effects of a 200 basis point increase and a 75 basis point decrease in interest rates on our derivative holdings would not result in a significant variance in our net interest income.
The effects of hypothetical fluctuations in interest rates on our securities classified as “trading” under ASC Topic 320, “Investments - Debt and Equity Securities” are not significant, and, as such, separate quantitative disclosure is not presented.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Cullen/Frost Bankers, Inc.
We have audited the accompanying consolidated balance sheets of Cullen/Frost Bankers, Inc. (the “Corporation”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cullen/Frost Bankers, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cullen/Frost Bankers, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 framework”), and our report dated February 3, 2017 expressed an unqualified opinion thereon.

San Antonio, Texas
February 3, 2017

Cullen/Frost Bankers, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	December 31,
	2016	2015
Assets:
Cash and due from banks	$561,838	$532,824
Interest-bearing deposits	3,560,865	2,991,782
Federal funds sold and resell agreements	18,742	66,917
Total cash and cash equivalents	4,141,445	3,591,523
Securities held to maturity, at amortized cost	2,250,460	2,663,009
Securities available for sale, at estimated fair value	10,203,277	9,206,358
Trading account securities	16,703	16,579
Loans, net of unearned discounts	11,975,392	11,486,531
Less: Allowance for loan losses	(153,045)	(135,859)
Net loans	11,822,347	11,350,672
Premises and equipment, net	525,821	559,124
Goodwill	654,952	654,668
Other intangible assets, net	6,776	8,800
Cash surrender value of life insurance policies	177,884	175,191
Accrued interest receivable and other assets	396,654	340,018
Total assets	$30,196,319	$28,565,942

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$10,513,369	$10,270,233
Interest-bearing deposits	15,298,206	14,073,362
Total deposits	25,811,575	24,343,595
Federal funds purchased and repurchase agreements	976,992	893,522
Junior subordinated deferrable interest debentures	136,127	136,069
Other long-term borrowings, net of unamortized issuance costs	99,990	99,870
Accrued interest payable and other liabilities	169,107	202,543
Total liabilities	27,193,791	25,675,599

Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; 6,000,000 Series A shares ($25 liquidation preference) issued in both 2016 and 2015	144,486	144,486
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 63,632,464 shares issued in 2016 and 2015	637	637
Additional paid-in capital	906,732	897,350
Retained earnings	1,985,569	1,845,188
Accumulated other comprehensive income, net of tax	(24,623)	113,863
Treasury stock, at cost; 158,243 shares in 2016 and 1,650,131 in 2015.	(10,273)	(111,181)
Total shareholders’ equity	3,002,528	2,890,343
Total liabilities and shareholders’ equity	$30,196,319	$28,565,942
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Interest income:
Loans, including fees	$458,094	$433,872	$440,958
Securities:
Taxable	103,025	112,601	93,087
Tax-exempt	210,918	194,793	156,618
Interest-bearing deposits	16,103	8,123	10,725
Federal funds sold and resell agreements	272	107	83
Total interest income	788,412	749,496	701,471
Interest expense:
Deposits	7,248	9,024	11,022
Federal funds purchased and repurchase agreements	204	167	134
Junior subordinated deferrable interest debentures	3,281	2,725	2,488
Other long-term borrowings	1,343	948	893
Total interest expense	12,076	12,864	14,537
Net interest income	776,336	736,632	686,934
Provision for loan losses	51,673	51,845	16,314
Net interest income after provision for loan losses	724,663	684,787	670,620
Non-interest income:
Trust and investment management fees	104,240	105,512	106,237
Service charges on deposit accounts	81,203	81,350	81,946
Insurance commissions and fees	47,154	48,926	45,115
Interchange and debit card transaction fees	21,369	19,666	18,372
Other charges, commissions and fees	39,623	37,551	36,180
Net gain on securities transactions	14,975	69	38
Other	41,144	35,656	32,256
Total non-interest income	349,708	328,730	320,144
Non-interest expense:
Salaries and wages	318,665	310,504	292,349
Employee benefits	72,615	69,746	60,151
Net occupancy	71,627	65,690	55,745
Furniture and equipment	71,208	64,373	62,087
Deposit insurance	17,428	14,519	13,232
Intangible amortization	2,429	3,325	3,520
Other	178,988	165,561	167,656
Total non-interest expense	732,960	693,718	654,740
Income before income taxes	341,411	319,799	336,024
Income taxes	37,150	40,471	58,047
Net income	304,261	279,328	277,977
Preferred stock dividends	8,063	8,063	8,063
Net income available to common shareholders	$296,198	$271,265	$269,914

Earnings per common share:
Basic	$4.73	$4.31	$4.32
Diluted	4.70	4.28	4.29
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$304,261	$279,328	$277,977
Other comprehensive income (loss), before tax:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	(175,061)	(12,450)	103,044
Change in net unrealized gain on securities transferred to held to maturity	(32,207)	(33,601)	(35,441)
Reclassification adjustment for net (gains) losses included in net income	(14,975)	(69)	(38)
Total securities available for sale and transferred securities	(222,243)	(46,120)	67,565
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	1,914	(3,877)	(37,524)
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	7,274	6,995	2,687
Total defined-benefit post-retirement benefit plans	9,188	3,118	(34,837)
Derivatives:
Reclassification adjustment for gains on interest rate swaps on variable-rate loans included in net income	—	—	(30,604)
Total derivatives	—	—	(30,604)
Other comprehensive income (loss), before tax	(213,055)	(43,002)	2,124
Deferred tax expense (benefit)	(74,569)	(15,051)	744
Other comprehensive income (loss), net of tax	(138,486)	(27,951)	1,380
Comprehensive income	$165,775	$251,377	$279,357
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Balance at January 1, 2014	$144,486	$617	$724,197	$1,575,282	$140,434	$(70,855)	$2,514,161
Net income	—	—	—	277,977	—	—	277,977
Other comprehensive loss, net of tax	—	—	—	—	1,380	—	1,380
Stock option exercises/stock unit conversions (594,231 shares)	—	—	(2,620)	(7,694)	—	39,472	29,158
Tax benefits from stock-based compensation	—	—	3,202	—	—	—	3,202
Stock-based compensation expense recognized in earnings	—	—	12,503	—	—	—	12,503
Non-vested stock awards (7,620 shares)	—	—	(506)	—	—	506	—
Common stock issued in acquisition of WNB Bancshares (2,000,000 shares)	—	20	149,700	—	—	—	149,720
Purchase of treasury stock (18,871 shares)	—	—	—	—	—	(1,457)	(1,457)
Cash dividends - preferred stock (approximately $1.34 per share)	—	—	—	(8,063)	—	—	(8,063)
Cash dividends - common stock ($2.03 per share)	—	—	—	(127,178)	—	—	(127,178)
Balance at December 31, 2014	144,486	637	886,476	1,710,324	141,814	(32,334)	2,851,403
Net income	—	—	—	279,328	—	—	279,328
Other comprehensive income, net of tax	—	—	—	—	(27,951)	—	(27,951)
Stock option exercises/stock unit conversions (321,266 shares)	—	—	(2,248)	(4,240)	—	21,341	14,853
Tax benefits from stock-based compensation	—	—	1,434	—	—	—	1,434
Stock-based compensation expense recognized in earnings	—	—	12,737	—	—	—	12,737
Non-vested stock awards (15,790 shares)	—	—	(1,049)	—	—	1,049	—
Purchase of treasury stock (1,504,146 shares)	—	—	—	—	—	(101,237)	(101,237)
Cash dividends – preferred stock (approximately $1.34 per share)	—	—	—	(8,063)	—	—	(8,063)
Cash dividends - common stock ($2.10 per share)	—	—	—	(132,161)	—	—	(132,161)
Balance at December 31, 2015	144,486	637	897,350	1,845,188	113,863	(111,181)	2,890,343
Net income	—	—	—	304,261	—	—	304,261
Other comprehensive loss, net of tax	—	—	—	—	(138,486)	—	(138,486)
Stock option exercises/stock unit conversions (1,509,121 shares)	—	—	(2,417)	(20,915)	—	102,198	78,866
Stock-based compensation expense recognized in earnings	—	—	11,799	—	—	—	11,799
Purchase of treasury stock (17,233 shares)	—	—	—	—	—	(1,290)	(1,290)
Cash dividends – preferred stock (approximately $1.34 per share)	—	—	—	(8,063)	—	—	(8,063)
Cash dividends – common stock ($2.15 per share)	—	—	—	(134,902)	—	—	(134,902)
Balance at December 31, 2016	$144,486	$637	$906,732	$1,985,569	$(24,623)	$(10,273)	$3,002,528
See accompanying Notes to Consolidated Financial Statements

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Operating Activities:
Net income	$304,261	$279,328	$277,977
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	51,673	51,845	16,314
Deferred tax expense (benefit)	(11,598)	(19,059)	(4,130)
Accretion of loan discounts	(15,582)	(14,447)	(14,567)
Securities premium amortization (discount accretion), net	79,705	73,785	61,268
Net (gain) loss on securities transactions	(14,975)	(69)	(38)
Depreciation and amortization	48,177	42,138	39,871
Net (gain) loss on sale/write-down of assets/foreclosed assets	(3,618)	(1,765)	761
Stock-based compensation	11,799	12,737	12,503
Net tax benefit from stock-based compensation	5,063	1,434	3,202
Earnings on life insurance policies	(3,599)	(3,585)	(3,218)
Net change in:
Trading account securities	(124)	(1,153)	972
Accrued interest receivable and other assets	(7,395)	(13,038)	(73,361)
Accrued interest payable and other liabilities	(5,945)	(13,291)	(27,701)
Net cash from operating activities	437,842	394,860	289,853
Investing Activities:
Securities held to maturity:
Purchases	—	(1,350)	—
Sales	136,719	—	—
Maturities, calls and principal repayments	228,641	209,425	153,523
Securities available for sale:
Purchases	(16,419,833)	(14,147,908)	(19,484,433)
Sales	14,847,380	12,683,169	12,151,287
Maturities, calls and principal repayments	335,750	658,199	4,987,629
Proceeds from sale of loans	30,470	—	—
Net change in loans	(538,989)	(500,990)	(800,120)
Net cash (paid) received in acquisitions	(492)	—	830,661
Benefits received on life insurance policies	906	444	—
Proceeds from sales of premises and equipment	58,774	2,538	49
Purchases of premises and equipment	(53,648)	(147,129)	(131,970)
Proceeds from sales of repossessed properties	341	4,682	11,281
Net cash from investing activities	(1,373,981)	(1,238,920)	(2,282,093)
Financing Activities:
Net change in deposits	1,467,980	207,665	1,823,101
Net change in short-term borrowings	83,470	90,403	84,677
Proceeds from stock option exercises	78,866	14,853	29,158
Purchase of treasury stock	(1,290)	(101,237)	(1,457)
Cash dividends paid on preferred stock	(8,063)	(8,063)	(8,063)
Cash dividends paid on common stock	(134,902)	(132,161)	(127,178)
Net cash from financing activities	1,486,061	71,460	1,800,238
Net change in cash and cash equivalents	549,922	(772,600)	(192,002)
Cash and cash equivalents at beginning of year	3,591,523	4,364,123	4,556,125
Cash and cash equivalents at end of year	$4,141,445	$3,591,523	$4,364,123
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

Cash Flow Reporting. Cash and cash equivalents include cash, deposits with other financial institutions that have an initial maturity of less than 90 days when acquired by us, federal funds sold and resell agreements. Net cash flows are reported for loans, deposit transactions and short-term borrowings. Additional cash flow information was as follows:

	Year Ended December 31,
	2016	2015	2014
Cash paid for interest	$11,886	$12,982	$14,705
Cash paid for income tax	50,427	57,086	62,976
Significant non-cash transactions:
Deferred gain on sale of building and parking garage	7,099	—	—
Unsettled purchases of securities	—	2,998	—
Loans foreclosed and transferred to other real estate owned and foreclosed assets	—	933	4,363
Premises and equipment transferred to other real estate owned and foreclosed assets	—	—	1,740
Loans to facilitate the sale of other real estate owned	753	20	102
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
We were required to have $176.6 million and $188.9 million of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at December 31, 2016 and 2015. These deposits with the Federal Reserve Bank do not earn interest. Additionally, as of December 31, 2016 and 2015, we had $14.7 million and $16.9 million in cash collateral on deposit with other financial institution counterparties to interest rate swap transactions.
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
Foreclosed Assets. Assets acquired through or instead of loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. Costs after acquisition are generally expensed. If the fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. Foreclosed assets are included in other assets in the accompanying consolidated balance sheets and totaled $2.4 million and $2.3 million at December 31, 2016 and 2015.
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
Insurance Commissions and Fees. Commission revenue is recognized as of the effective date of the insurance policy. We also receive contingent commissions from insurance companies as additional incentive for achieving specified premium volume goals and/or the loss experience of the insurance placed by us. Contingent commissions from insurance companies are recognized when determinable, which is generally when such commissions are received or when we receive data from the insurance companies that allows the reasonable estimation of these amounts. We maintain a reserve for commission adjustments based on estimated policy cancellations. This reserve was not significant at December 31, 2016 or 2015.
Share-Based Payments. Compensation expense for stock options, non-vested stock awards/stock units and deferred stock units is based on the fair value of the award on the measurement date, which, for us, is the date of the grant and is recognized ratably over the service period of the award. Compensation expense for performance stock units is based on the fair value of the award on the measurement date, which, for us, is the date of the grant and is recognized over the service period of the award based upon the probable number of units expected to vest. The fair value of stock options is estimated using a binomial lattice-based valuation model. The fair value of non-vested stock awards/stock units and deferred stock units is generally the market price of our stock on the date of grant. The fair value of performance stock units is generally the market price of our stock on the date of grant discounted by the present value of the dividends expected to be paid on our common stock during the service period of the award because dividend equivalent payments on performance stock units are deferred until such time that the units vest and shares are issued. The impact of forfeitures of share-based payment awards on compensation expense is recognized as forfeitures occur.
Advertising Costs. Advertising costs are expensed as incurred.
Income Taxes. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities (excluding deferred tax assets and liabilities related to business combinations or components of other comprehensive income). Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized. Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. Interest and/or penalties related to income taxes are reported as a component of income tax expense. As further discussed below, beginning in 2016, the income tax effects related to settlements of share-based payment awards are reported as a component of income tax expense.
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
Accounting Changes, Reclassifications and Restatement. Certain items in prior financial statements have been reclassified to conform to the current presentation. In that regard, in connection with the adoption of ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the presentation of Debt Issuance Costs,” which requires unamortized debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, our consolidated balance sheet as of December 31, 2015 reflects a $1.2 million decrease in accrued interest receivable and other assets, a $1.0 million decrease in junior subordinated deferrable interest debentures and a $130 thousand decrease in other long-term borrowings.
Additionally, during 2016, we elected to adopt the provisions of ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” in advance of the required application date of January 1, 2017. Our financial statements for 2016 are presented as if we adopted ASU 2016-09 on January 1, 2016. ASU 2016-09 requires that all income tax effects related to settlements of share-based payment awards be reported in earnings as an increase (or decrease) to income tax expense. Previously, income tax benefits at settlement of an award were reported as an increase (or decrease) to additional paid-in capital to the extent that those benefits were greater than (or less than) the income tax benefits recognized in earnings during the award's vesting period. The requirement to report those income tax effects in earnings has been applied to settlements occurring on or after January 1, 2016 and the impact of applying that guidance reduced reported income tax expense by $5.1 million, or approximately $0.08 per diluted common share, for 2016.
ASU 2016-09 also requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award's vesting period. We have elected to apply that change in cash flow classification on a retrospective basis, which has resulted in $1.4 million and $3.2 million increases to net cash from operating activities and corresponding decreases to net cash from financing activities in the accompanying consolidated statements of cash flows for 2015 and 2014, respectively, as compared to the amounts previously reported.
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
$198,798
The loans acquired in this transaction were recorded at fair value with no carryover of any existing allowance for loan losses. Loans that were not deemed to be credit impaired at acquisition were subsequently considered as a part of our determination of the adequacy of the allowance for loan losses. Purchased credit-impaired loans, meaning those loans with evidence of credit quality deterioration at acquisition, were not significant. The core deposit intangible asset acquired in this transaction is being amortized using an accelerated method over a period of 10 years. Pro forma condensed consolidated results of operations assuming WNB had been acquired at the beginning of 2014 are not presented because the effect of this acquisition was not considered significant based on the SEC significance tests.
Expenditures related to the acquisition of WNB totaled $7.1 million during 2014 and are reported as a component of other non-interest expense in the accompanying consolidated income statements.
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

Note 3 - Securities
Securities. Year-end securities held to maturity and available for sale consisted of the following:

	2016				2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity:
U.S. Treasury	$249,889	$1,762	$—	$251,651	$249,441	$7,776	$—	$257,217
Residential mortgage-backed securities	4,511	39	—	4,550	6,456	63	4	6,515
States and political subdivisions	1,994,710	16,821	6,335	2,005,196	2,405,762	46,003	6,149	2,445,616
Other	1,350	—	—	1,350	1,350	—	13	1,337
Total	$2,250,460	$18,622	$6,335	$2,262,747	$2,663,009	$53,842	$6,166	$2,710,685
Available for Sale:
U.S. Treasury	$4,003,692	$24,984	$8,945	$4,019,731	$3,980,986	$22,041	$8,507	$3,994,520
Residential mortgage-backed securities	756,072	30,388	1,293	785,167	1,000,024	42,142	734	1,041,432
States and political subdivisions	5,403,918	50,101	98,134	5,355,885	3,996,113	133,305	1,459	4,127,959
Other	42,494	—	—	42,494	42,447	—	—	42,447
Total	$10,206,176	$105,473	$108,372	$10,203,277	$9,019,570	$197,488	$10,700	$9,206,358
All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. At December 31, 2016, approximately 98.1% of the securities in our municipal bond portfolio were issued by political subdivisions or agencies within the State of Texas, of which approximately 69.4% are either guaranteed by the Texas Permanent School Fund, which has a “triple-A” insurer financial strength rating, or secured by U.S. Treasury securities via defeasance of the debt by the issuers. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the table above. The carrying value of securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $3.9 billion at both December 31, 2016 and 2015.
During 2012, we reclassified certain securities from available for sale to held to maturity. The securities had an aggregate fair value of $2.3 billion with an aggregate net unrealized gain of $165.7 million ($107.7 million, net of tax) on the date of the transfer. The net unamortized, unrealized gain on the transferred securities included in accumulated other comprehensive income in the accompanying balance sheet totaled $27.7 million ($18.0 million, net of tax) at December 31, 2016 and $60.3 million ($39.2 million, net of tax) at December 31, 2015. This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities.
Unrealized Losses. Year-end securities with unrealized losses, segregated by length of impairment, were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
2016
Held to Maturity:
States and political subdivisions	$425,896	$2,596	$183,245	$3,739	$609,141	$6,335
Total	$425,896	$2,596	$183,245	$3,739	$609,141	$6,335
Available for Sale:
U.S. Treasury	$1,421,216	$8,945	$—	$—	$1,421,216	$8,945
Residential mortgage-backed securities	81,442	1,031	6,413	262	87,855	1,293
States and political subdivisions	2,695,997	98,134	—	—	2,695,997	98,134
Total	$4,198,655	$108,110	$6,413	$262	$4,205,068	$108,372

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
2015
Held to Maturity:
Residential mortgage-backed securities	$900	$4	$—	$—	$900	$4
States and political subdivisions	146,854	1,325	202,423	4,824	349,277	6,149
Other	1,337	13	—	—	1,337	13
Total	$149,091	$1,342	$202,423	$4,824	$351,514	$6,166
Available for Sale:
U.S. Treasury	$886,087	$8,507	$—	$—	$886,087	$8,507
Residential mortgage-backed securities	21,392	212	17,781	522	39,173	734
States and political subdivisions	120,782	1,237	18,485	222	139,267	1,459
Total	$1,028,261	$9,956	$36,266	$744	$1,064,527	$10,700
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
Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time we will receive full value for the securities. Furthermore, as of December 31, 2016, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2016, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in our consolidated income statement.
Contractual Maturities. The amortized cost and estimated fair value of securities, excluding trading securities, at December 31, 2016 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities and equity securities are shown separately since they are not due at a single maturity date.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$738,493	$745,518	$90,632	$91,753
Due after one year through five years	297,244	311,767	4,632,290	4,649,251
Due after five years through ten years	312,357	311,980	348,731	357,762
Due after ten years	897,855	888,932	4,335,957	4,276,850
Residential mortgage-backed securities	4,511	4,550	756,072	785,167
Equity securities	—	—	42,494	42,494
Total	$2,250,460	$2,262,747	$10,206,176	$10,203,277
Sales of Securities. During 2016, we sold certain securities issued by municipalities that, based upon our internal credit analysis, had experienced significant deterioration in creditworthiness. The risk exposure presented by these municipalities had increased beyond acceptable levels and we determined that it was reasonably possible that all amounts due would not be collected. In the first case, our credit analysis determined that most of the affected municipalities had been significantly impacted by the significant decline in market oil prices due to the fact that their tax bases are heavily reliant on the energy industry relative to other sectors of the economy. Specifically, the revenues of these municipalities had been adversely impacted by the sustained low-level of oil prices. Additionally, some of these municipalities had already been downgraded or had been put on credit watch and were subsequently downgraded by various credit rating agencies. In the second case, we sold certain securities related to a municipality that was unrelated to a reliance on the energy industry. This municipality had experienced significant deterioration in creditworthiness as a result of the emergence of significant funding obligations which resulted in credit downgrades. In both cases, some of the securities we sold to were classified as held to maturity prior to their sale. Despite their classification as held to maturity, we believe the sale of these securities was merited and permissible under the applicable accounting guidelines because of the significant deterioration in the creditworthiness of the issuers.
Sales of securities held to maturity were as follows:

	2016	2015	2014
Proceeds from sales	$136,719	$—	$—
Amortized cost	132,974	—	—
Gross realized gains	3,770	—	—
Gross realized losses	(25)	—	—
Tax expense related to securities gains/losses	(1,311)	—	—
Sales of securities available for sale were as follows:

	2016	2015	2014
Proceeds from sales	$14,847,380	$12,683,169	$12,151,287
Gross realized gains	13,289	228	39
Gross realized losses	(2,059)	(159)	(1)
Tax expense related to securities gains/losses	(3,931)	(24)	(13)
Premiums and Discounts. Premium amortization and discount accretion included in interest income on securities was as follows:

	2016	2015	2014
Premium amortization	$(90,782)	$(84,467)	$(68,070)
Discount accretion	11,077	10,682	6,802
Net (premium amortization) discount accretion	$(79,705)	$(73,785)	$(61,268)
Trading Account Securities. Year-end trading account securities, at estimated fair value, were as follows:

	2016	2015
U.S. Treasury	$16,594	$16,443
States and political subdivisions	109	136
Total	$16,703	$16,579
Net gains and losses on trading account securities were as follows:

	2016	2015	2014
Net gain on sales transactions	$1,236	$1,109	$829
Net mark-to-market gains (losses)	(157)	(53)	—
Net gain on trading account securities	$1,079	$1,056	$829

Note 4 - Loans
Year-end loans, including leases net of unearned discounts, consisted of the following:

	2016	2015
Commercial and industrial	$4,344,000	$4,120,522
Energy:
Production	971,767	1,249,678
Service	221,213	272,934
Other	193,081	235,583
Total energy	1,386,061	1,758,195
Commercial real estate:
Commercial mortgages	3,481,157	3,285,041
Construction	1,043,261	720,695
Land	311,030	286,991
Total commercial real estate	4,835,448	4,292,727
Consumer real estate:
Home equity loans	345,130	340,528
Home equity lines of credit	264,862	233,525
Other	326,793	306,696
Total consumer real estate	936,785	880,749
Total real estate	5,772,233	5,173,476
Consumer and other	473,098	434,338
Total loans	$11,975,392	$11,486,531
Concentrations of Credit. Most of our lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio, as well as other markets. The majority of our loan portfolio consists of commercial and industrial and commercial real estate loans. As of December 31, 2016 and 2015, there were no concentrations of loans related to any single industry in excess of 10% of total loans other than energy loans, which totaled 11.6% and 15.3% of total loans, respectively. Unfunded commitments to extend credit and standby letters of credit issued to customers in the energy industry totaled $1.1 billion and $37.4 million, respectively, as of December 31, 2016.
Foreign Loans. We have U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at December 31, 2016 or 2015.
Overdrafts. Deposit account overdrafts reported as loans totaled $6.3 million and $7.3 million at December 31, 2016 and 2015.
Related Party Loans. In the ordinary course of business, we have granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”). These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectibility. Activity in related party loans during 2016 is presented in the following table. Other changes were primarily related to changes in related-party status.

Balance outstanding at December 31, 2015	$84,766
Principal additions	282,884
Principal reductions	(224,874)
Other changes	(5)
Balance outstanding at December 31, 2016	$142,771
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
Year-end non-accrual loans, segregated by class of loans, were as follows:

	2016	2015
Commercial and industrial	$31,475	$25,111
Energy	57,571	21,180
Commercial real estate:
Buildings, land and other	8,550	34,519
Construction	—	569
Consumer real estate	2,130	1,862
Consumer and other	425	226
Total	$100,151	$83,467
As of December 31, 2016 and 2015, non-accrual loans reported in the table above included $44.9 million and $536 thousand related to loans that were restructured as “troubled debt restructurings” during 2016 and 2015, respectively. See the section captioned “Troubled Debt Restructurings” elsewhere in this note.
Had non-accrual loans performed in accordance with their original contract terms, we would have recognized additional interest income, net of tax, of approximately $3.1 million in 2016, $1.6 million in 2015 and $1.5 million in 2014.
An age analysis of past due loans (including both accruing and non-accruing loans), segregated by class of loans, as of December 31, 2016 was as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and industrial	$31,171	$25,734	$56,905	$4,287,095	$4,344,000	$9,270
Energy	4,684	15,570	20,254	1,365,807	1,386,061	3,091
Commercial real estate:
Buildings, land and other	12,431	10,611	23,042	3,769,145	3,792,187	8,807
Construction	3,170	2,305	5,475	1,037,786	1,043,261	2,305
Consumer real estate	6,807	721	7,528	929,257	936,785	377
Consumer and other	6,377	1,155	7,532	465,566	473,098	1,014
Total	$64,640	$56,096	$120,736	$11,854,656	$11,975,392	$24,864
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

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
2016
Commercial and industrial	$40,288	$19,862	$9,047	$28,909	$5,436	$26,074
Energy	60,522	27,759	29,804	57,563	3,750	57,360
Commercial real estate:
Buildings, land and other	11,369	6,866	—	6,866	—	17,729
Construction	—	—	—	—	—	438
Consumer real estate	977	655	—	655	—	537
Consumer and other	32	30	—	30	—	25
Total	$113,188	$55,172	$38,851	$94,023	$9,186	$102,163
2015
Commercial and industrial	$26,067	$18,776	$4,084	$22,860	$2,378	$27,338
Energy	25,240	8,689	12,450	21,139	2,000	7,235
Commercial real estate:
Buildings, land and other	37,126	32,425	—	32,425	—	18,211
Construction	793	569	—	569	—	1,320
Consumer real estate	755	485	—	485	—	664
Consumer and other	—	—	—	—	—	—
Total	$89,981	$60,944	$16,534	$77,478	$4,378	$54,768
2014
Commercial and industrial	$42,212	$29,007	$2,853	$31,860	$1,613	$27,154
Energy	706	636	—	636	—	571
Commercial real estate:
Buildings, land and other	22,919	17,441	265	17,706	67	20,339
Construction	3,007	2,793	—	2,793	—	739
Consumer real estate	812	596	—	596	—	674
Consumer and other	—	—	—	—	—	159
Total	$69,656	$50,473	$3,118	$53,591	$1,680	$49,636
Troubled Debt Restructurings. The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules, reductions in collateral and other actions intended to minimize potential losses. Troubled debt restructurings that occurred during 2016, 2015 and 2014 are set forth in the following table.

	2016		2015		2014
	Balance at Restructure	Balance at Year-end	Balance at Restructure	Balance at Year-end	Balance at Restructure	Balance at Year-end
Commercial and industrial	$2,148	$1,022	$709	$536	$5,795	$5,391
Energy	87,572	43,841	—	—	—	—
Commercial real estate:
Buildings, land and other	1,455	—	—	—	3,121	2,948
Construction	243	—	—	—	—	—
	$91,418	$44,863	$709	$536	$8,916	$8,339
Loan modifications are typically related to extending amortization periods, converting loans to interest only for a limited period of time, deferral of interest payments, waiver of certain covenants, consolidating notes and/or reducing collateral or interest rates. The modifications during the reported periods did not significantly impact our determination of the allowance for loan losses. As of December 31, 2016, there were two loans totaling $3.2 million restructured during 2016 that were in excess of 90 days past due. As of December 31, 2015, there was one loan totaling $259 thousand restructured during 2015 that was in excess of 90 days past due. During 2016, we recognized a charge-off of $9.5 million related to a loan relationship that was restructured earlier in the year. The loan relationship was subsequently sold with proceeds from the sale totaling $30.5 million. During 2016 and 2015,we also recognized charge-offs totaling $4.1 million and $88 thousand, respectively, in connection with loan restructurings. A $277 thousand commercial and industrial loan restructured during 2015 was related to a loan relationship previously restructured during 2014. During 2014, we charged off $627 thousand of commercial and industrial loans that were related to loans restructured during 2013. Approximately $2.7 million of commercial and industrial loans and $2.9 million of the commercial real estate loans restructured during 2014 were related to a single relationship that was previously restructured during 2013. During 2014, we also foreclosed upon certain commercial real estate loans that were restructured during 2013. We recognized $500 thousand of other real estate owned and no charge-offs in connection with these foreclosures. The aforementioned charge-offs and foreclosures during the reported periods did not significantly impact our determination of the allowance for loan losses. As of December 31, 2016, $44.9 million of the loans restructured in 2016 were on non-accrual status, while as of December 31, 2015, $536 thousand of the loans restructured in 2015 were on non-accrual status. See the section captioned “Non-accrual Loans” elsewhere in this note.
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

	December 31, 2016		December 31, 2015
	Weighted Average Risk Grade	Loans	Weighted Average Risk Grade	Loans
Commercial and industrial
Risk grades 1-8	6.01	$3,989,722	5.88	$3,869,203
Risk grade 9	9.00	106,988	9.00	100,670
Risk grade 10	10.00	115,420	10.00	76,030
Risk grade 11	11.00	100,245	11.00	49,508
Risk grade 12	12.00	25,939	12.00	22,644
Risk grade 13	13.00	5,686	13.00	2,467
Total	6.35	$4,344,000	6.13	$4,120,522
Energy
Risk grades 1-8	6.34	$854,688	6.12	$1,385,749
Risk grade 9	9.00	78,524	9.00	212,250
Risk grade 10	10.00	150,872	10.00	62,163
Risk grade 11	11.00	244,406	11.00	76,853
Risk grade 12	12.00	53,821	12.00	19,180
Risk grade 13	13.00	3,750	13.00	2,000
Total	7.95	$1,386,061	6.89	$1,758,195
Commercial real estate:
Buildings, land and other
Risk grades 1-8	6.67	$3,463,064	6.58	$3,280,435
Risk grade 9	9.00	109,110	9.00	140,900
Risk grade 10	10.00	145,067	10.00	72,577
Risk grade 11	11.00	66,396	11.00	43,601
Risk grade 12	12.00	8,550	12.00	34,519
Risk grade 13	13.00	—	13.00	—
Total	6.95	$3,792,187	6.85	$3,572,032
Construction
Risk grades 1-8	6.97	$1,023,194	6.91	$696,229
Risk grade 9	9.00	15,829	9.00	13,074
Risk grade 10	10.00	2,889	10.00	2,757
Risk grade 11	11.00	1,349	11.00	8,066
Risk grade 12	12.00	—	12.00	569
Risk grade 13	13.00	—	13.00	—
Total	7.01	$1,043,261	7.01	$720,695

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
Net (charge-offs)/recoveries, segregated by class of loan, were as follows:

	2016	2015	2014
Commercial and industrial	$(12,259)	$(6,535)	$(2,911)
Energy	(18,588)	(5,997)	(1,237)
Commercial real estate:
Buildings, land and other	813	314	(2,348)
Construction	23	18	348
Consumer real estate	(257)	(91)	(733)
Consumer and other	(4,219)	(3,237)	(2,329)
Total	$(34,487)	$(15,528)	$(9,210)
In assessing the general economic conditions in the State of Texas, management monitors and tracks the Texas Leading Index (“TLI”), which is produced by the Federal Reserve Bank of Dallas. The TLI is a single summary statistic that is designed to signal the likelihood of the Texas economy’s transition from expansion to recession and vice versa. Management believes this index provides a reliable indication of the direction of overall credit quality. The TLI is a composite of the following eight leading indicators: (i) Texas Value of the Dollar, (ii) U.S. Leading Index, (iii) real oil prices (iv) well permits, (v) initial claims for unemployment insurance, (vi) Texas Stock Index, (vii) Help-Wanted Index and (viii) average weekly hours worked in manufacturing. The TLI totaled 121.9 at November 30, 2016 (most recent date available) and 123.0 at December 31, 2015. A higher TLI value implies more favorable economic conditions.
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
Historical valuation allowances are calculated based on the historical gross loss experience of specific types of loans and the internal risk grade of such loans. We calculate historical gross loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool. The historical gross loss ratios are periodically (no less than annually) updated based on actual charge-off experience. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical gross loss ratio and the total dollar amount of the loans in the pool. Our pools of similar loans include similarly risk-graded groups of commercial and industrial loans, energy loans, commercial real estate loans, consumer real estate loans, consumer and other loans and overdrafts. Prior to 2016, we used a single, combined historical loss allocation factor for all consumer and other loans, which included overdrafts. In 2016, we began using two separate historical loss allocation factors for consumer and other loans, one historical loss allocation factor for consumer and other loans, excluding overdrafts, and a separate historical loss allocation factor for overdrafts. While the effect of this change resulted in a decrease in the estimated valuation allowances needed for consumer and other loans, the impact of the change was not significant to our overall allocation of the allowance for loan losses.

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
Macroeconomic valuation allowances also include amounts allocated for loans to borrowers in distressed industries within our commercial loan portfolio segments. To determine the amount of the allocation for our commercial and industrial and commercial real estate loan portfolio segments, management calculates the weighted-average risk grade for all loans to borrowers in distressed industries by loan portfolio segment. A multiple is then applied to the amount by which the weighted-average risk grade for loans to borrowers in distressed industries exceeds the weighted-average risk grade for all pass-grade loans within the loan portfolio segment to derive an allocation factor for loans to borrowers in distressed industries. The amount of the allocation for each loan portfolio segment is the product of this allocation factor and the outstanding balance of pass-grade loans within the identified distressed industries that have a risk grade of 6 or higher. Management identifies potential distressed industries by analyzing industry trends related to delinquencies, classifications and charge-offs. At December 31, 2016 and 2015, certain segments of contractors were considered to be a distressed industry based on elevated levels of delinquencies, classifications and charge-offs relative to other industries within our commercial loan portfolios. Furthermore, we determined, through a review of borrower financial information that, as a whole, contractors have experienced, among other things, decreased revenues, reduced backlog of work, compressed margins and little, if any, net income.
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
The following table presents details of the allowance for loan losses, segregated by loan portfolio segment.

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
December 31, 2016
Historical valuation allowances	$33,251	$34,626	$16,976	$2,225	$4,585	$91,663
Specific valuation allowances	5,436	3,750	—	—	—	9,186
General valuation allowances	6,708	3,769	5,004	1,506	(144)	16,843
Macroeconomic valuation allowances	7,520	18,508	8,233	507	585	35,353
Total	$52,915	$60,653	$30,213	$4,238	$5,026	$153,045
December 31, 2015
Historical valuation allowances	$25,428	$21,195	$15,544	$2,109	$12,813	$77,089
Specific valuation allowances	2,378	2,000	—	—	—	4,378
General valuation allowances	7,339	5,525	4,619	2,052	(6,932)	12,603
Macroeconomic valuation allowances	7,848	25,976	4,150	498	3,317	41,789
Total	$42,993	$54,696	$24,313	$4,659	$9,198	$135,859
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
The Corporation’s recorded investment in loans related to each balance in the allowance for loan losses by portfolio segment and detailed on the basis of the impairment methodology used by the Corporation was as follows:

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
December 31, 2016
Individually evaluated	$28,909	$57,563	$6,866	$655	$30	$94,023
Collectively evaluated	4,315,091	1,328,498	4,828,582	936,130	473,068	11,881,369
Total	$4,344,000	$1,386,061	$4,835,448	$936,785	$473,098	$11,975,392
December 31, 2015
Individually evaluated	$22,860	$21,139	$32,994	$485	$—	$77,478
Collectively evaluated	4,097,662	1,737,056	4,259,733	880,264	434,338	11,409,053
Total	$4,120,522	$1,758,195	$4,292,727	$880,749	$434,338	$11,486,531

The following table details activity in the allowance for loan losses by portfolio segment for 2016, 2015 and 2014. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Unallocated	Total
2016
Beginning balance	$42,993	$54,696	$24,313	$4,659	$9,198	$—	$135,859
Provision for loan losses	22,181	24,545	5,064	(164)	47	—	51,673
Charge-offs	(15,910)	(18,644)	(82)	(814)	(12,878)	—	(48,328)
Recoveries	3,651	56	918	557	8,659	—	13,841
Net charge-offs	(12,259)	(18,588)	836	(257)	(4,219)	—	(34,487)
Ending balance	$52,915	$60,653	$30,213	$4,238	$5,026	$—	$153,045
Allocated to loans:
Individually evaluated for impairment	$5,436	$3,750	$—	$—	$—	$—	$9,186
Collectively evaluated for impairment	47,479	56,903	30,213	4,238	5,026	—	143,859
Ending balance	$52,915	$60,653	$30,213	$4,238	$5,026	$—	$153,045
2015
Beginning balance	$44,273	$14,919	$27,163	$5,178	$8,009	$—	$99,542
Provision for loan losses	5,255	45,774	(3,182)	(428)	4,426	—	51,845
Charge-offs	(11,092)	(6,000)	(657)	(577)	(11,246)	—	(29,572)
Recoveries	4,557	3	989	486	8,009	—	14,044
Net charge-offs	(6,535)	(5,997)	332	(91)	(3,237)	—	(15,528)
Ending balance	$42,993	$54,696	$24,313	$4,659	$9,198	$—	$135,859
Allocated to loans:
Individually evaluated for impairment	$2,378	$2,000	$—	$—	$—	$—	$4,378
Collectively evaluated for impairment	40,615	52,696	24,313	4,659	9,198	—	131,481
Ending balance	$42,993	$54,696	$24,313	$4,659	$9,198	$—	$135,859
2014
Beginning balance	$46,700	$6,090	$22,590	$5,230	$5,010	$6,818	$92,438
Provision for loan losses	484	10,066	6,573	681	5,328	(6,818)	16,314
Charge-offs	(12,073)	(1,747)	(3,800)	(1,097)	(9,768)	—	(28,485)
Recoveries	9,162	510	1,800	364	7,439	—	19,275
Net charge-offs	(2,911)	(1,237)	(2,000)	(733)	(2,329)	—	(9,210)
Ending balance	$44,273	$14,919	$27,163	$5,178	$8,009	$—	$99,542
Allocated to loans:
Individually evaluated for impairment	$1,613	$67	$—	$—	$—	$—	$1,680
Collectively evaluated for impairment	42,660	14,852	27,163	5,178	8,009	—	97,862
Ending balance	$44,273	$14,919	$27,163	$5,178	$8,009	$—	$99,542

Note 5 - Premises and Equipment
Year-end premises and equipment were as follows:

	2016	2015
Land	$106,505	$111,925
Buildings	361,573	365,051
Furniture and equipment	167,723	136,983
Leasehold improvements	67,540	64,446
Construction in progress	19,508	81,991
	722,849	760,396
Less accumulated depreciation and amortization	(197,028)	(201,272)
Total premises and equipment, net	$525,821	$559,124
Depreciation and amortization of premises and equipment totaled $36.0 million in 2016, $28.5 million in 2015 and $23.5 million in 2014.
Comprehensive Development Agreement. In July 2015, we entered into a comprehensive development agreement with the City of San Antonio and a third party whereby under separate agreements, (i) we sold our existing headquarters building to the City of San Antonio and other adjacent properties to the third party in the fourth quarter of 2016, (ii) the third party has agreed to build a new office building where we will be the primary tenant (the "New Frost Headquarters"), and (iii) we have agreed to lease back our existing headquarters building from the City of San Antonio until the construction of the New Frost Headquarters is complete, which is currently expected to take place in 2019. In connection with the sale and subsequent leaseback of our existing headquarters building with the City of San Antonio and the sale of other adjacent properties to the third party in the fourth quarter of 2016, we recognized a net gain totaling $10.3 million in 2016 and a deferred gain, which totaled $7.1 million at December 31, 2016, that will be amortized into income over the term of the lease. Under the comprehensive development agreement, we also agreed to sell various properties adjacent to the New Frost Headquarters to the third party in 2019. We do not expect any gains or losses that may be realized on those future sales to have a significant impact on our financial statements.

Note 6 - Goodwill and Other Intangible Assets
Goodwill and other intangible assets are presented in the tables below. During 2014, we recorded goodwill totaling $118.0 million and a core deposit intangible asset totaling $9.3 million in connection with the acquisition of WNB. During 2016, we recorded goodwill totaling $284 thousand and other intangible assets totaling $405 thousand in connection with an insurance acquisition. See Note 2 - Mergers and Acquisitions.
Goodwill. Year-end goodwill was as follows:

	2016	2015
Goodwill	$654,952	$654,668
Other Intangible Assets. Year-end other intangible assets were as follows:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
2016
Core deposits	$9,300	$(4,002)	$5,298
Customer relationships	6,102	(4,692)	1,410
Non-compete agreements	74	(6)	68
	$15,476	$(8,700)	$6,776
2015
Core deposits	$39,410	$(32,324)	$7,086
Customer relationships	5,771	(4,214)	1,557
Non-compete agreements	725	(568)	157
	$45,906	$(37,106)	$8,800
Other intangible assets are amortized on an accelerated basis over their estimated lives, which range from 5 to 10 years. Amortization expense related to intangible assets totaled $2.4 million in 2016, $3.3 million in 2015, and $3.5 million in 2014. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2016 is as follows:

2017	$1,703
2018	1,424
2019	1,167
2020	918
2021	697
Thereafter	867
$6,776

Note 7 - Deposits
Year-end deposits were as follows:

	2016	2015
Non-interest-bearing demand deposits:
Commercial and individual	$9,670,989	$9,251,463
Correspondent banks	280,751	378,930
Public funds	561,629	639,840
Total non-interest-bearing demand deposits	10,513,369	10,270,233
Interest-bearing deposits:
Private accounts:
Savings and interest checking	6,436,065	5,149,905
Money market accounts	7,486,431	7,536,998
Time accounts of $100,000 or more	460,028	420,697
Time accounts under $100,000	338,714	405,726
Total private accounts	14,721,238	13,513,326
Public funds:
Savings and interest checking	446,872	420,324
Money market accounts	113,669	93,969
Time accounts of $100,000 or more	15,748	44,941
Time accounts under $100,000	679	802
Total public funds	576,968	560,036
Total interest-bearing deposits	15,298,206	14,073,362
Total deposits	$25,811,575	$24,343,595
The following table presents additional information about our year-end deposits:

	2016	2015
Deposits from the Certificate of Deposit Account Registry Service (CDARS)	$—	$2,615
Deposits from the Promontory Interfinancial Network Insured Cash Sweep Service (acquired in the acquisition of WNB)	—	7,440
Deposits from foreign sources (primarily Mexico)	776,003	747,008
Deposits not covered by deposit insurance	12,889,047	11,953,367
Deposits from certain directors, executive officers and their affiliates	199,969	218,095
Scheduled maturities of time deposits, including both private and public funds, at December 31, 2016 were as follows:

2017	$679,586
2018	135,524
2019	59
2020	—
2021	—
$815,169
Scheduled maturities of time deposits in amounts of $100,000 or more, including both private and public funds, at December 31, 2016, were as follows:

Due within 3 months or less	$154,513
Due after 3 months and within 6 months	80,461
Due after 6 months and within 12 months	157,772
Due after 12 months	83,030
$475,776

Note 8 - Borrowed Funds
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase. Federal funds purchased are short-term borrowings that typically mature within one to ninety days. Federal funds purchased totaled $13.7 million and $9.6 million at December 31, 2016 and 2015. Securities sold under agreements to repurchase are secured short-term borrowings that typically mature within thirty to ninety days. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. We may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase totaled $963.3 million and $883.9 million at December 31, 2016 and 2015.
Subordinated Notes Payable. In February 2007, we issued $100 million of 5.75% fixed-to-floating rate subordinated notes that mature on February 15, 2017. The notes, which qualified as Tier 2 capital for Cullen/Frost under the capital rules in effect prior to 2015 (see Note 10 - Capital and Regulatory Matters), had an interest rate of 5.75% per annum, payable semi-annually on each February 15 and August 15, commencing on August 15, 2007 until February 15, 2012. From February 15, 2012, to but excluding the maturity date or date of earlier redemption and commencing on May 15, 2012, the notes bear interest at a rate per annum equal to three-month LIBOR for the related interest period plus 0.53% (1.43% and 0.89% at December 31, 2016 and 2015), payable quarterly on each February 15, May 15, August 15 and November 15. The notes are subordinated in right of payment to all of our senior indebtedness and effectively subordinated to all existing and future debt and all other liabilities of our subsidiaries. The notes cannot be accelerated except in the event of bankruptcy or the occurrence of certain other events of bankruptcy, insolvency or reorganization. We may elect to redeem the notes (subject to regulatory approval), in whole or in part, on any interest payment date on or after February 15, 2012 at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest. Unamortized debt issuance costs related to these notes, which are included in other assets, totaled $10 thousand and $130 thousand at December 31, 2016 and 2015. Proceeds from sale of the notes were used to fund a portion of the redemption of certain junior subordinated deferrable interest debentures.
Junior Subordinated Deferrable Interest Debentures. At December 31, 2016 and 2015, we had $123.7 million of junior subordinated deferrable interest debentures issued to Cullen/Frost Capital Trust II (“Trust II”), a wholly owned Delaware statutory business trust. Unamortized debt issuance costs related to Trust II, which are included in other assets, totaled $988 thousand and $1.0 million at December 31, 2016 and 2015. At December 31, 2016 and 2015, we also had $13.4 million of junior subordinated deferrable interest debentures issued to WNB Capital Trust I (“WNB Trust”), a wholly owned Delaware statutory business trust acquired in connection with the acquisition of WNB during the second quarter of 2014. Trust II and WNB Trust are variable interest entities for which we are not the primary beneficiary. As such, the accounts of Trust II and WNB Trust are not included in our consolidated financial statements. See Note 1 - Summary of Significant Accounting Policies for additional information about our consolidation policy. Details of our transactions with the capital trust are presented below.
Trust II was formed in 2004 for the purpose of issuing $120 million of floating rate (three-month LIBOR plus a margin of 1.55%) trust preferred securities, which represent beneficial interests in the assets of the trust. The trust preferred securities will mature on March 1, 2034 and are redeemable with the approval of the Federal Reserve Board in whole or in part at our option at any time after March 1, 2009 and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment. Distributions on the trust preferred securities are payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. Trust II also issued $3.7 million of common equity securities to Cullen/Frost. The proceeds of the offering of the trust preferred securities and common equity securities were used to purchase $123.7 million of floating rate (three-month LIBOR plus a margin of 1.55%, which was equal to 2.48% and 1.96% at December 31, 2016 and 2015) junior subordinated deferrable interest debentures issued by us, which have terms substantially similar to the trust preferred securities.
WNB Trust was formed in 2004 by WNB for the purpose of issuing $13.0 million of floating rate (three-month LIBOR plus a margin of 2.35%) trust preferred securities, which represent beneficial interests in the assets of the trust. The trust preferred securities will mature on July 23, 2034 and are redeemable with the approval of the Federal Reserve Board in whole or in part at our option at any time after July 23, 2009 and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment. Distributions on the trust preferred securities are payable quarterly in arrears on January 23, April 23, July 23 and October 23 of each year. WNB Trust also issued $403 thousand of common equity securities to WNB. The proceeds of the offering of the trust preferred securities and common equity securities were used to purchase $13.4 million of floating rate (three-month LIBOR plus a margin of 2.35%, which was equal to 3.23% and 2.67% at December 31, 2016and 2015) junior subordinated deferrable interest debentures issued by WNB, which have terms substantially similar to the trust preferred securities.

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
Although the accounts of Trust II and WNB Trust are not included in our consolidated financial statements, the $120.0 million in trust preferred securities issued by Trust II and the $13.0 million in trust preferred securities issued by WNB Trust are included in the capital of Cullen/Frost for regulatory capital purposes as of December 31, 2016 and 2015. See Note 10 - Capital and Regulatory Matters.
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
Year-end financial instruments with off-balance-sheet risk were as follows:

	2016	2015
Commitments to extend credit	$7,476,420	$6,798,598
Standby letters of credit	239,482	277,158
Deferred standby letter of credit fees	2,054	2,115
Credit Card Guarantees. We guarantee the credit card debt of certain customers to the merchant bank that issues the cards. At December 31, 2016 and 2015, the guarantees totaled approximately $8.3 million and $7.9 million, of which amounts, $975 thousand and $1.2 million were fully collateralized.

Lease Commitments. We lease certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $30.2 million in 2016, $30.6 million in 2015 and $28.2 million in 2014. Future minimum lease payments due under non-cancelable operating leases at December 31, 2016 were as follows:

2017	$28,459
2018	30,890
2019	30,939
2020	32,598
2021	25,731
Thereafter	339,082
$487,699
It is expected that certain leases will be renewed, or equipment replaced with new leased equipment, as these leases expire. Aggregate future minimum rentals to be received under non-cancelable subleases greater than one year at December 31, 2016, were $468 thousand.
We lease certain branch facilities from various partnership interests of certain directors. Payments related to these leases totaled $1.0 million in 2016, $963 thousand in 2015 and $960 thousand in 2014.
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
Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. For Cullen/Frost, additional Tier 1 capital at December 31, 2016 and 2015 includes $144.5 million of 5.375% non-cumulative perpetual preferred stock. At December 31, 2015, $33.3 million of trust preferred securities were included in Cullen/Frost's additional Tier 1 capital. Beginning January 1, 2016, trust preferred securities may not be included in Tier 1 capital. Trust preferred securities excluded from additional Tier 1 capital may be included in Tier 2 capital, without limitation. Frost Bank did not have any additional Tier 1 capital beyond Common Equity Tier 1 as of December 31, 2016 or 2015.

Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both Cullen/Frost and Frost Bank includes a permissible portion of the allowance for loan losses. Tier 2 capital for Cullen/Frost also includes trust preferred securities that were excluded from Tier 1 capital and qualified subordinated debt. At December 31, 2016 and 2015, Cullen/Frost's Tier 2 capital included $133.0 million and $99.8 million of trust preferred securities, respectively. At December 31, 2015, Tier 2 Capital for Cullen/Frost included $20.0 million related to the permissible portion of our aggregate $100 million of floating rate subordinated notes . The permissible portion of the notes decreases 20% per year during the final five years of the term of the notes.The notes mature on February 15, 2017 and no longer qualify as Tier 2 capital.
The Common Equity Tier 1, Tier 1 and Total capital ratios are calculated by dividing the respective capital amounts by risk-weighted assets. Risk-weighted assets are calculated based on regulatory requirements and include total assets, with certain exclusions, allocated by risk weight category, and certain off-balance-sheet items, among other things. The leverage ratio is calculated by dividing Tier 1 capital by adjusted quarterly average total assets, which exclude goodwill and other intangible assets, among other things.
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
The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to Cullen/Frost or Frost Bank. The capital conservation buffer is designed to absorb losses during periods of economic stress and, as detailed above, effectively increases the minimum required risk-weighted capital ratios. Banking institutions with a ratio of Common Equity Tier 1 capital to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer and, if applicable, the countercyclical capital buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The following table presents actual and required capital ratios as of December 31, 2016 and December 31, 2015 for Cullen/Frost and Frost Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2016 and December 31, 2015 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
2016
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$2,239,186	12.52%	$916,360	5.125%	$1,251,425	7.00%	$1,162,213	6.50%
Frost Bank	2,296,480	12.88	913,460	5.125	1,247,463	7.00	1,158,535	6.50
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	2,383,672	13.33	1,184,563	6.625	1,519,587	8.50	1,430,416	8.00
Frost Bank	2,296,480	12.88	1,180,814	6.625	1,514,776	8.50	1,425,889	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	2,669,717	14.93	1,542,168	8.625	1,877,137	10.50	1,788,020	10.00
Frost Bank	2,449,525	13.74	1,537,286	8.625	1,871,194	10.50	1,782,361	10.00
Leverage Ratio
Cullen/Frost	2,383,672	8.14	1,171,682	4.00	1,171,573	4.00	1,464,602	5.00
Frost Bank	2,296,480	7.85	1,170,249	4.00	1,170,141	4.00	1,462,812	5.00

2015
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$1,986,200	11.37%	$786,344	4.50%	$1,222,837	7.00%	$1,135,830	6.50%
Frost Bank	2,131,360	12.24	783,727	4.50	1,218,766	7.00	1,132,049	6.50
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	2,163,936	12.38	1,048,458	6.00	1,484,874	8.50	1,397,944	8.00
Frost Bank	2,131,360	12.24	1,044,969	6.00	1,479,930	8.50	1,393,292	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	2,419,545	13.85	1,397,944	8.00	1,834,256	10.50	1,747,430	10.00
Frost Bank	2,267,219	13.02	1,393,292	8.00	1,828,149	10.50	1,741,615	10.00
Leverage Ratio
Cullen/Frost	2,163,936	7.79	1,111,325	4.00	1,111,117	4.00	1,389,156	5.00
Frost Bank	2,131,360	7.68	1,110,143	4.00	1,109,935	4.00	1,387,679	5.00
Management believes that, as of December 31, 2016, Cullen/Frost and its bank subsidiary, Frost Bank, were “well capitalized” based on the ratios presented above.
Cullen/Frost and Frost Bank are subject to the regulatory capital requirements administered by the Federal Reserve Board and, for Frost Bank, the Federal Deposit Insurance Corporation (“FDIC”). Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of December 31, 2016, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.

Preferred Stock. On February 15, 2013, we issued and sold 6,000,000 shares, or $150.0 million in aggregate liquidation preference, of our 5.375% Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 and liquidation preference $25 per share (“Series A Preferred Stock”). Dividends on the Series A Preferred stock, if declared, accrue and are payable quarterly, in arrears, at a rate of 5.375%. The Series A Preferred Stock qualifies as Tier 1 capital for the purposes of the regulatory capital calculations. The net proceeds from the issuance and sale of the Series A Preferred Stock, after deducting underwriting discount and commissions, and the payment of expenses, were approximately $144.5 million. The net proceeds from the offering were used to fund the repurchase of common stock.
Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On October 27, 2016, our board of directors authorized a $100.0 million stock repurchase program, allowing us to repurchase shares of our common stock over a two-year period from time to time at various prices in the open market or through private transactions. As of December 31, 2016, no shares have been repurchased under the plan. During 2015, under a prior plan, we repurchased 1,485,493 shares at a total cost of $100.0 million. No shares were repurchased under stock repurchase plans during 2014.
Dividend Restrictions. In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well capitalized” status, at December 31, 2016, Frost Bank could pay aggregate dividends of up to $489.1 million to Cullen/Frost without prior regulatory approval.
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
Note 11 - Earnings Per Common Share
Earnings Per Common Share. Earnings per common share is computed using the two-class method. Basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Participating securities include non-vested stock awards/stock units, deferred stock units and performance stock units (during the performance period), though no actual shares of common stock related to any type of stock unit have been issued. Non-vested stock awards/stock units and deferred stock units are considered participating securities because holders of these securities receive non-forfeitable dividends at the same rate as holders of our common stock. Holders of performance stock units receive dividend equivalent payments for dividends paid during the performance period at the vesting date of the award based upon the number of units that ultimately vest. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.

The following table presents a reconciliation of net income available to common shareholders, net earnings allocated to common stock and the number of shares used in the calculation of basic and diluted earnings per common share.

	2016	2015	2014
Net Income	$304,261	$279,328	$277,977
Less: Preferred stock dividends	8,063	8,063	8,063
Net income available to common shareholders	296,198	271,265	269,914
Less: Earnings allocated to participating securities	1,145	941	1,001
Net earnings allocated to common stock	$295,053	$270,324	$268,913

Distributed earnings allocated to common stock	$134,374	$131,702	$126,709
Undistributed earnings allocated to common stock	160,679	138,622	142,204
Net earnings allocated to common stock	$295,053	$270,324	$268,913

Weighted-average shares outstanding for basic earnings per common share	62,376,260	62,758,074	62,072,080
Dilutive effect of stock compensation	592,615	715,250	901,448
Weighted-average shares outstanding for diluted earnings per common share	62,968,875	63,473,324	62,973,528
Note 12 - Employee Benefit Plans
Retirement Plans
Profit Sharing Plans. The profit-sharing plan is a defined contribution retirement plan that covers employees who have completed at least one year of service and are age 21 or older. All contributions to the plan are made at our discretion and may be made without regard to current or accumulated profits. Contributions are allocated to eligible participants uniformly, based upon compensation, age and other factors. Plan participants self-direct the investment of allocated contributions by choosing from a menu of investment options. Account assets are subject to withdrawal restrictions and participants vest in their accounts after three years of service. We also maintain a separate non-qualified profit sharing plan for certain employees whose participation in the qualified profit sharing plan is limited. The plan offers such employees an alternative means of receiving comparable benefits. Expense related to these plans totaled $11.6 million in 2016, $11.3 million in 2015 and $10.8 million in 2014.
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

We use a December 31 measurement date for our defined benefit plans. Combined activity in our defined benefit pension plans was as follows:

	2016	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$194,140	$199,637	$163,876
Interest cost	6,958	8,210	8,002
Actuarial (gain) loss	(8,298)	(6,489)	34,438
Benefits paid	(16,049)	(7,218)	(6,679)
Benefit obligation at end of year	176,751	194,140	199,637
Change in plan assets:
Fair value of plan assets at beginning of year	163,270	168,185	164,769
Actual return on plan assets	5,174	1,567	9,428
Employer contributions	4,819	736	667
Benefits paid	(16,049)	(7,218)	(6,679)
Fair value of plan assets at end of year	157,214	163,270	168,185
Funded status of the plan at end of year and accrued (benefit) liability recognized	$19,537	$30,870	$31,452
Accumulated benefit obligation at end of year	$176,751	$194,140	$199,637
Certain disaggregated information related to our defined benefit pension plans as of year-end was as follows:

	Retirement Plan		Restoration Plan
	2016	2015	2016	2015
Projected benefit obligation	$160,778	$174,429	$15,973	$19,711
Accumulated benefit obligation	160,778	174,429	15,973	19,711
Fair value of plan assets	157,214	163,270	—	—
Funded status of the plan at end of year and accrued (benefit) liability recognized	3,564	11,159	15,973	19,711
The components of the combined net periodic cost (benefit) for our defined benefit pension plans are presented in the table below. Supplemental executive retirement plan (“SERP”) settlement costs were related to the retirement of a former executive officer.

	2016	2015	2014
Expected return on plan assets, net of expenses	$(11,558)	$(11,932)	$(12,514)
Interest cost on projected benefit obligation	6,958	8,210	8,002
Net amortization and deferral	6,247	6,995	2,687
SERP settlement costs	1,027	—	—
Net periodic expense (benefit)	$2,674	$3,273	$(1,825)
As of December 31, 2015, we changed the method we use to estimate the interest cost component of net periodic benefit cost for our defined benefit pension and other post-retirement benefit plans. Prior to the change, we estimated the interest cost component utilizing a single weighted-average discount rate derived from the yield curve used to measure our projected benefit obligation. Under the new method, we utilize a full yield curve approach in the estimation of the interest cost component by applying the specific annual spot rates along the yield curve used in the measurement of our projected benefit obligation to the relevant projected cash flows. We view the full yield curve method as more representationally faithful of effective settlement rates as the interest cost component of the net periodic cost is measured more precisely, reflecting the difference in the timing of future benefit payment cash flows. This new method constitutes a change in an accounting estimate that is inseparable from a change in accounting principle and was accounted for prospectively, with the resulting change impacting the recognition of net periodic benefit cost beginning January 1, 2016.

Amounts related to our defined benefit pension plans recognized as a component of other comprehensive income were as follows:

	2016	2015	2014
Net actuarial gain (loss)	$9,188	$3,118	$(34,837)
Deferred tax (expense) benefit	(3,216)	(1,091)	12,193
Other comprehensive income (loss), net of tax	$5,972	$2,027	$(22,644)
Amounts recognized as a component of accumulated other comprehensive loss as of year-end that have not been recognized as a component of the combined net period benefit cost of our defined benefit pension plans are presented in the following table. We expect to recognize approximately $5.4 million of the net actuarial loss reported in the following table as of December 31, 2016 as a component of net periodic benefit cost during 2017.

	2016	2015
Net actuarial loss	$(62,732)	$(71,920)
Deferred tax benefit	21,956	25,172
Amounts included in accumulated other comprehensive loss, net of tax	$(40,776)	$(46,748)
The weighted-average assumptions used to determine the benefit obligations as of the end of the years indicated and the net periodic benefit cost for the years indicated are presented in the table below. Because the plans were frozen, increases in compensation are not considered after 2001.

	2016	2015	2014
Benefit obligations:
Discount rate	4.24%	4.55%	4.20%
Net periodic benefit cost:
Discount rate	4.55%	4.20%	5.00%
Expected return on plan assets	7.25	7.25	7.25
Management uses an asset allocation optimization model to analyze the potential risks and rewards associated with various asset allocation strategies on a quarterly basis. As of December 31, 2016, management’s investment objective for our defined benefit plans is to achieve long-term growth. This strategy provides for a target asset allocation of approximately 65% invested in equity securities, approximately 32% invested in fixed income debt securities with any remainder invested in cash or short-term cash equivalents. The modeling process calculates, with a 90% confidence ratio, the potential risk associated with a given asset allocation and helps achieve adequate diversification of investment assets. The plan assets are reviewed annually to determine if the obligations can be met with the current investment mix and funding strategy.
The major categories of assets in our Retirement Plan as of year-end are presented in the following table. Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 “Fair Value Measurements and Disclosures,” utilized to measure fair value (see Note 18 - Fair Value Measurements). Our Restoration Plan is unfunded.

	2016	2015
Level 1:
Mutual funds	$153,765	$162,379
Cash and cash equivalents	3,208	322
Level 2:
U.S. government agency securities	241	316
States and political subdivisions	—	253
Total fair value of plan assets	$157,214	$163,270
Mutual funds include various equity, fixed-income and blended funds with varying investment strategies. Approximately 68% of mutual fund investments consist of equity investments as of December 31, 2016. The investment objective of equity funds is long-term capital appreciation with current income. The remaining mutual fund investments consist of U.S. fixed-income securities, including investment-grade U.S. Treasury securities, U.S. government agency securities and mortgage-backed securities, corporate bonds and notes and collateralized mortgage obligations. The investment objective of fixed-income funds is to maximize investment return while preserving investment principal. Corporate bonds and notes include investment-grade bonds and notes of U.S. companies from diversified industries. U.S. government agency securities include obligations of Ginnie Mae. States and political subdivisions include fixed income municipal securities. Our investment strategies prohibit selling assets short and the use of derivatives. Additionally, our defined benefit plans do not directly invest in real estate, commodities, or private investments.
The asset allocation optimization model is used to estimate the expected long-term rate of return for a given asset allocation strategy. Expectations of returns for each asset class are based on comprehensive reviews of historical data and economic/financial market theory. During periods with volatile interest rates and equity security prices, the model may call for changes in the allocation of plan investments to achieve desired returns. Management assumed a long-term rate of return of 7.25% in the determination of the net periodic benefit cost for 2016. The expected long-term rate of return on assets was selected from within the reasonable range of rates determined by historical real returns, net of inflation, for the asset classes covered by the plan’s investment policy and projections of inflation over the long-term period during which benefits are payable to plan participants.
As of December 31, 2016, expected future benefit payments related to our defined benefit plans were as follows:

2017	$8,947
2018	9,417
2019	9,864
2020	10,268
2021	10,581
2022 through 2026	56,102
$105,179
We expect to contribute $1.1 million to the defined benefit plans during 2017.
Supplemental Executive Retirement Plan. We maintained a supplemental executive retirement plan (“SERP”) for one key executive who retired in 2016 . The plan provided for target retirement benefits, as a percentage of pay, beginning at age 55. The target percentage was 45 percent of pay at age 55, increasing to 60 percent at age 60 and later. Benefits under the SERP were reduced, dollar-for-dollar, by benefits received under the profit sharing, non-qualified profit sharing, defined benefit retirement and restoration plans, described above, and any social security benefits. Settlement costs related to the SERP during 2016 are reported as a component of net periodic pension expense, detailed above. Other expenses related to this plan were not significant during 2016, 2015 and 2014.
Savings Plans
401(k) Plan and Thrift Incentive Plan. We maintain a 401(k) stock purchase plan that permits each participant to make before- or after-tax contributions in an amount not less than 2% and not exceeding 50% of eligible compensation and subject to dollar limits from Internal Revenue Service regulations. We match 100% of the employee’s contributions to the plan based on the amount of each participant’s contributions up to a maximum of 6% of eligible compensation. Eligible employees must complete 90 days of service in order to enroll and vest in our matching contributions immediately. Expense related to the plan totaled $13.6 million in 2016, $13.3 million in 2015, and $12.3 million in 2014. Our matching contribution is initially invested in the Cullen/Frost common stock fund. However, employees may immediately reallocate our matching portion, as well as invest their individual contribution, to any of a variety of investment alternatives offered under the 401(k) Plan.
We maintain a thrift incentive stock purchase plan to offer certain employees whose participation in the 401(k) plan is limited an alternative means of receiving comparable benefits. Expense related to this plan was not significant during 2016, 2015 and 2014.
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
Under the 2015 Plan, we may grant, among other things, nonqualified stock options, incentive stock options, stock awards, stock appreciation rights, restricted stock units, performance share units or any combination thereof to certain employees and non-employee directors. Any of the authorized shares may be used for any type of award allowable under the Plan. The Compensation and Benefits Committee (“Committee”) of our Board of Directors has sole authority to (i) establish the awards to be issued, (ii) select the employees and non-employee directors to receive awards, and (iii) approve the terms and conditions of each award contract. Each award under the stock plans is evidenced by an award agreement that specifies the award price, the duration of the award, the number of shares to which the award pertains, and such other provisions as the Committee determines. For stock options, the option price for each grant is at least equal to the fair market value of a share of Cullen/Frost’s common stock on the date of grant. Options granted expire at such time as the Committee determines at the date of grant and in no event does the exercise period exceed a maximum of ten years. As defined in the plans, outstanding awards may immediately vest upon a change-in-control of Cullen/Frost and, in the case of awards granted under the 2015 Plan, subsequent termination resulting from the change in control.
A combined summary of activity in our active stock plans is presented in the table. Performance stock units outstanding are presented assuming attainment of the maximum payout rate as set forth by the performance criteria. The target award level for performance stock units granted in 2016 was 28,420. As of December 31, 2016, there were 1,452,452 shares remaining available for grant for future awards.

	Director Deferred Stock Units Outstanding		Non-Vested Stock Awards/Stock Units Outstanding		Performance Stock Units Outstanding		Stock Options Outstanding
	Number of Units	Weighted- Average Fair Value at Grant	Number of Shares/Units	Weighted- Average Fair Value at Grant	Number of Units	Weighted- Average Fair Value at Grant	Number of Shares	Weighted- Average Exercise Price
January 1, 2014	33,224	$56.22	199,740	$55.32	—	$—	4,738,690	$54.35
Authorized	—	—	—	—	—	—	—	—
Granted	5,643	78.04	32,050	78.92	—	—	917,750	78.93
Exercised/vested	—	—	(56,300)	52.46	—	—	(560,291)	52.04
Forfeited/expired	—	—	—	—	—	—	(66,267)	62.21
December 31, 2014	38,867	59.39	175,490	60.55	—	—	5,029,882	58.99
Authorized	—	—	—	—	—	—	—	—
Granted	6,576	72.94	53,990	65.11	—	—	890,940	65.11
Exercised/vested	—	—	(56,300)	48.00	—	—	(287,326)	51.70
Forfeited/expired	—	—	—	—	—	—	(21,256)	66.72
December 31, 2015	45,443	61.35	173,180	66.05	—	—	5,612,240	60.30
Authorized	—	—	—	—	—	—	—	—
Granted	8,216	63.25	132,800	76.07	42,630	69.70	—	—
Exercised/vested	—	—	(49,130)	54.56	—	—	(1,476,841)	53.40
Forfeited/expired	—	—	—	—	—	—	(46,371)	71.04
December 31, 2016	53,659	$61.48	256,850	$73.43	42,630	$69.70	4,089,028	$62.67
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
Performance stock units represent shares potentially issuable in the future. Issuance is based upon the measure of our achievement of relative return on assets over a three-year performance period compared to an identified peer group's achievement of relative return on assets over the same three-year performance period. The ultimate number of shares issuable under each performance award is the product of the award target and the award payout percentage for the given level of achievement. The level of achievement is measured as the percentile rank of relative return on assets among the peer group. The award payout percentages by level of achievement are as follows: (i) less than 25th percentile pays out at 0% of target, (ii) 25th percentile pays out at 50% of target, (iii) 50th percentile pays out at 100% of target and (iv) 75th percentile or more pays out at 150% of target. Achievement between the aforementioned percentiles will result in an award payout percentage determined based on straight-line interpolation between the percentiles. Performance stock units are eligible to receive equivalent dividend payments as such dividends are declared on our common stock during the performance period. Equivalent dividend payments are based upon the ultimate number of shares issued under each performance award and are deferred until such time that the units vest and shares are issued.
Other information regarding options outstanding and exercisable as of December 31, 2016 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Number of Shares	Weighted- Average Exercise Price
$45.01	to	$50.00	469,015	$48.19	3.93	469,015	$48.19
50.01	to	55.00	1,385,938	52.76	3.89	1,385,938	52.76
65.01	to	70.00	860,190	65.11	8.36	200,611	65.11
70.01	to	75.00	518,010	71.38	6.53	379,849	71.38
75.01	to	80.00	855,875	78.94	7.42	420,250	78.94
		Total	4,089,028	62.67	5.91	2,855,663	59.21
The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $104.5 million and $82.9 million at December 31, 2016.
Shares issued in connection with stock compensation awards are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. Shares issued in connection with stock compensation awards along with other related information were as follows:

	2016	2015	2014
New shares issued from available authorized shares	—	—	—
Issued from available treasury stock	1,509,121	337,056	601,851
Total	1,509,121	337,056	601,851
Proceeds from stock option exercises	$78,866	$14,853	$29,158
Intrinsic value of stock options exercised	30,935	5,766	13,714
Fair value of stock awards/units vested	3,679	3,728	4,346
Stock-based Compensation Expense. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. For most stock option awards, the service period generally matches the vesting period. For stock options granted to certain executive officers and for non-vested stock units granted to all participants, the service period does not extend past the date the participant reaches 65 years of age. Deferred stock units granted to non-employee directors generally have immediate vesting and and the related expense is fully recognized on the date of grant. For performance stock units, the service period generally matches the three-year performance period specified by the award, however, the service period does not extend past the date the participant reaches 65 years of age. Expense recognized each period is dependent upon our estimate of the number of shares that will ultimately be issued.

Stock-based compensation expense and the related income tax benefit is presented in the following table. The service period for performance stock units granted in 2016 begins on January 1, 2017.

	2016	2015	2014
Stock options	$8,235	$9,660	$9,142
Non-vested stock awards/stock units	3,044	2,597	2,920
Deferred stock-units	520	480	441
Performance stock units	—	—	—
Total	$11,799	$12,737	$12,503
Income tax benefit	$4,130	$4,458	$4,376
Unrecognized stock-based compensation expense and the weighted-average period over which the expense is expected to be recognized at December 31, 2016 is presented in the table below. Unrecognized stock-based compensation expense related to performance stock units is presented assuming attainment of the maximum payout rate as set forth by the performance criteria.

	Unrecognized Expense	Weighted-Average Number of Years for Expense Recognition
Stock options	$12,446	2.1
Non-vested stock awards/stock units	10,413	3.2
Performance stock units	2,971	3.0
Total	$25,830
Valuation of Stock-Based Compensation. For the purposes of recognizing stock-based compensation expense, the fair value of non-vested stock awards/stock units and deferred stock units is the market price of the stock on the measurement date, which, for us, is the date of the award. The fair value of performance stock units is determined in a similar manner except that the market price of the stock on the measurement date is discounted by the present value of the dividends expected to be paid on our common stock during the service period of the award because dividend equivalent payments on performance stock units are deferred until such time that the units vest and shares are issued. In applying this discount to the market price of our stock on the measurement date, we assumed we would pay a flat quarterly dividend during the service period equal to our most recent dividend payment, which for 2016 was $0.54, discounted at a weighted-average risk-free rate of 1.0%.
The fair value of employee stock options granted is estimated on the measurement date, which, for us, is the date of grant. The fair value of stock options is estimated using a binomial lattice-based valuation model that takes into account employee exercise patterns based on changes in our stock price and other variables, and allows for the use of dynamic assumptions about interest rates and expected volatility.
No stock options were granted during 2016. The weighted-average fair value of stock options granted during 2015 and 2014 estimated using a binomial lattice-based valuation model, was $10.23, and $16.97. The assumptions used to determine the fair value of options granted are detailed in the table below.

	2015	2014
Weighted-average risk-free interest rate	2.05%	2.33%
Dividend yield	3.02	2.71
Weighted-average expected market price volatility	26.48	26.66
Weighted-average expected term	5.7 years	7.1 years
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

	2016	2015	2014
Other non-interest income:
Other	$41,144	$35,656	$32,256
Total	$41,144	$35,656	$32,256
Other non-interest expense:
Advertising, promotions and public relations	$27,677	$28,858	$28,998
Professional services	26,664	26,283	27,365
Check card expense	15,572	13,008	11,923
Travel/meals and entertainment	14,393	15,346	14,813
Other	94,682	82,066	84,557
Total	$178,988	$165,561	$167,656
Note 14 - Income Taxes
Income tax expense was as follows:

	2016	2015	2014
Current income tax expense	$48,748	$59,530	$62,177
Deferred income tax expense (benefit)	(11,598)	(19,059)	(4,130)
Income tax expense, as reported	$37,150	$40,471	$58,047
A reconciliation between reported income tax expense and the amounts computed by applying the U.S. federal statutory income tax rate of 35% to income before income taxes is presented in the following table. During 2016, we adopted a new accounting standard that impacted how the income tax effects associated with stock-based compensation are recognized. See Note 1 - Significant Accounting Policies for additional information.

	2016	2015	2014
Income tax expense computed at the statutory rate	$119,494	$111,930	$117,608
Effect of tax-exempt interest	(75,696)	(70,889)	(58,761)
Bank owned life insurance income	(1,260)	(1,255)	(1,116)
Net tax benefit from stock-based compensation	(5,063)	—	—
Other	(325)	685	316
Income tax expense, as reported	$37,150	$40,471	$58,047

Year-end deferred taxes were as follows:

	2016	2015
Deferred tax assets:
Allowance for loan losses	$53,566	$47,551
Alternative minimum tax carryforward, no expiration date	30,384	10,934
Net actuarial loss on defined benefit post-retirement benefit plans	21,956	25,172
Stock-based compensation	18,140	21,246
Bonus accrual	7,035	5,832
Gain on sale of assets	2,485	2,044
Transaction costs	1,587	1,716
Other	4,449	5,718
Total gross deferred tax assets	139,602	120,213
Deferred tax liabilities:
Premises and equipment	(33,777)	(23,038)
Defined benefit post-retirement benefit plans	(14,828)	(14,089)
Intangible assets	(11,697)	(8,940)
Net unrealized gain on securities available for sale and transferred securities	(8,699)	(86,484)
Leases	(3,042)	(4,491)
Section 481(a) change in accounting method (tangible property)	(1,694)	(3,387)
Prepaid expenses	(1,743)	(1,702)
Other	(436)	(563)
Total gross deferred tax liabilities	(75,916)	(142,694)
Net deferred tax asset (liability)	$63,686	$(22,481)
No valuation allowance for deferred tax assets was recorded at December 31, 2016 and 2015 as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years. There were no unrecognized tax benefits during any of the reported periods.
We file income tax returns in the U.S. federal jurisdiction. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2013.
Note 15 - Other Comprehensive Income (Loss)
The tax effects allocated to each component of other comprehensive income (loss) were as follows:

	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
2016
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(175,061)	$(61,271)	$(113,790)
Change in net unrealized gain on securities transferred to held to maturity	(32,207)	(11,272)	(20,935)
Reclassification adjustment for net (gains) losses included in net income	(14,975)	(5,242)	(9,733)
Total securities available for sale and transferred securities	(222,243)	(77,785)	(144,458)
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	1,914	670	1,244
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	7,274	2,546	4,728
Total defined-benefit post-retirement benefit plans	9,188	3,216	5,972
Total other comprehensive income (loss)	$(213,055)	$(74,569)	$(138,486)

	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
2015
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(12,450)	$(4,358)	$(8,092)
Change in net unrealized gain on securities transferred to held to maturity	(33,601)	(11,760)	(21,841)
Reclassification adjustment for net (gains) losses included in net income	(69)	(24)	(45)
Total securities available for sale and transferred securities	(46,120)	(16,142)	(29,978)
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	(3,877)	(1,357)	(2,520)
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	6,995	2,448	4,547
Total defined-benefit post-retirement benefit plans	3,118	1,091	2,027
Total other comprehensive income (loss)	$(43,002)	$(15,051)	$(27,951)

2014
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$103,044	$36,065	$66,979
Change in net unrealized gain on securities transferred to held to maturity	(35,441)	(12,404)	(23,037)
Reclassification adjustment for net (gains) losses included in net income	(38)	(13)	(25)
Total securities available for sale and transferred securities	67,565	23,648	43,917
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	(37,524)	(13,133)	(24,391)
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	2,687	940	1,747
Total defined-benefit post-retirement benefit plans	(34,837)	(12,193)	(22,644)
Derivatives:
Reclassification adjustment for gains on interest rate swaps on variable-rate loans included in net income	(30,604)	(10,711)	(19,893)
Total other comprehensive income (loss)	$2,124	$744	$1,380
Activity in accumulated other comprehensive income, net of tax, was as follows:

	Securities Available For Sale	Defined Benefit Plans	Derivatives	Accumulated Other Comprehensive Income
Balance January 1, 2016	$160,611	$(46,748)	$—	$113,863
Other comprehensive income (loss) before reclassification	(134,725)	1,244	—	(133,481)
Amounts reclassified from accumulated other comprehensive income (loss)	(9,733)	4,728	—	(5,005)
Net other comprehensive income (loss) during period	(144,458)	5,972	—	(138,486)
Balance December 31, 2016	$16,153	$(40,776)	$—	$(24,623)

Balance January 1, 2015	$190,589	$(48,775)	$—	$141,814
Other comprehensive income (loss) before reclassification	(29,933)	(2,520)	—	(32,453)
Amounts reclassified from accumulated other comprehensive income (loss)	(45)	4,547	—	4,502
Net other comprehensive income (loss) during period	(29,978)	2,027	—	(27,951)
Balance December 31, 2015	$160,611	$(46,748)	$—	$113,863

	Securities Available For Sale	Defined Benefit Plans	Derivatives	Accumulated Other Comprehensive Income
Balance January 1, 2014	$146,672	$(26,131)	$19,893	$140,434
Other comprehensive income (loss) before reclassification	43,942	(24,391)	—	19,551
Amounts reclassified from accumulated other comprehensive income (loss)	(25)	1,747	(19,893)	(18,171)
Net other comprehensive income (loss) during period	43,917	(22,644)	(19,893)	1,380
Balance December 31, 2014	$190,589	$(48,775)	$—	$141,814
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

The notional amounts and estimated fair values of interest rate derivative contracts outstanding at December 31, 2016 and 2015 are presented in the following table. The fair values of interest rate derivative contracts are estimated utilizing internal valuation models with observable market data inputs.

	December 31, 2016		December 31, 2015
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivatives designated as hedges of fair value:
Financial institution counterparties:
Loan/lease interest rate swaps - assets	$41,818	$368	$49,927	$358
Loan/lease interest rate swaps - liabilities	18,812	(1,278)	31,038	(2,301)
Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan/lease interest rate swaps - assets	206,745	2,649	62,887	278
Loan/lease interest rate swaps - liabilities	694,965	(25,466)	768,182	(37,522)
Loan/lease interest rate caps - assets	85,966	575	74,281	682
Customer counterparties:
Loan/lease interest rate swaps - assets	694,965	25,467	780,082	37,630
Loan/lease interest rate swaps - liabilities	206,745	(2,649)	50,987	(188)
Loan/lease interest rate caps - liabilities	85,966	(575)	74,281	(682)
The weighted-average rates paid and received for interest rate swaps outstanding at December 31, 2016 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Fair value hedge loan/lease interest rate swaps	2.40%	0.71%
Non-hedging interest rate swaps - financial institution counterparties	3.97	2.39
Non-hedging interest rate swaps - customer counterparties	2.39	3.97
The weighted-average strike rate for outstanding interest rate caps was 2.87% at December 31, 2016.
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

		December 31, 2016		December 31, 2015
	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Oil - assets	Barrels	227	$206	1,184	$12,650
Oil - liabilities	Barrels	944	(4,400)	45	(352)
Natural gas - assets	MMBTUs	—	—	760	560
Natural gas - liabilities	MMBTUs	1,299	(1,357)	—	—
Customer counterparties:
Oil - assets	Barrels	944	4,580	45	354
Oil - liabilities	Barrels	227	(206)	1,184	(12,454)
Natural gas - assets	MMBTUs	1,299	1,393	—	—
Natural gas - liabilities	MMBTUs	—	—	760	(549)

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

		December 31, 2016		December 31, 2015
	Notional Currency	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Forward contracts - assets	EUR	—	$—	1,247	$13
Forward contracts - assets	GBP	—	—	568	2
Forward contracts - liabilities	EUR	870	(9)	572	(18)
Forward contracts - liabilities	CAD	2,214	(21)	1,440	(5)
Forward contracts - liabilities	GBP	419	(3)	—	—
Customer counterparties:
Forward contracts - assets	CAD	2,205	29	1,437	9
Forward contracts - assets	EUR	—	—	575	22
Forward contracts - liabilities	EUR	—	—	343	(5)
Gains, Losses and Derivative Cash Flows. For fair value hedges, the changes in the fair value of both the derivative hedging instrument and the hedged item are included in other non-interest income or other non-interest expense. The extent that such changes in fair value do not offset represents hedge ineffectiveness. Net cash flows from interest rate swaps on commercial loans/leases designated as hedging instruments in effective hedges of fair value are included in interest income on loans. For cash flow hedges, the effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument is included in other comprehensive income, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is included in other non-interest income or other non-interest expense. Net cash flows from interest rate swaps on variable-rate loans designated as hedging instruments in effective hedges of cash flows and the reclassification from other comprehensive income of deferred gains associated with the termination of those hedges were included in interest income on loans during 2014. For non-hedging derivative instruments, gains and losses due to changes in fair value and all cash flows are included in other non-interest income and other non-interest expense.
Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	2016	2015	2014
Commercial loan/lease interest rate swaps:
Amount of gain (loss) included in interest income on loans	$(1,362)	$(1,796)	$(2,014)
Amount of (gain) loss included in other non-interest expense	(44)	11	3
Amounts included in the consolidated statements of income and in other comprehensive income for the period related to interest rate derivatives designated as hedges of cash flows were as follows:

	2016	2015	2014
Interest rate swaps/caps/floors on variable-rate loans:
Amount reclassified from accumulated other comprehensive income to interest income on loans	$—	$—	$30,604
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

	2016	2015	2014
Non-hedging interest rate derivatives:
Other non-interest income	$2,883	$2,580	$1,786
Other non-interest expense	—	(43)	(2)
Non-hedging commodity derivatives:
Other non-interest income	421	208	118
Non-hedging foreign currency derivatives:
Other non-interest income	30	78	162
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
Our credit exposure relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with bank customers was approximately $31.0 million at December 31, 2016. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. Our credit exposure, net of collateral pledged, relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with upstream financial institution counterparties was approximately $9.2 million at December 31, 2016. This amount was primarily related to excess collateral we posted to counterparties. Collateral levels for upstream financial institution counterparties are monitored and adjusted as necessary. See Note 17 – Balance Sheet Offsetting and Repurchase Agreements for additional information regarding our credit exposure with upstream financial institution counterparties.
The aggregate fair value of securities we posted as collateral related to derivative contracts totaled $21.7 million at December 31, 2016. At such date, we also had $14.7 million in cash collateral on deposit with other financial institution counterparties.
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

Information about financial instruments that are eligible for offset in the consolidated balance sheet as of December 31, 2016 is presented in the following tables.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
December 31, 2016
Financial assets:
Derivatives:
Loan/lease interest rate swaps and caps	$3,592	$—	$3,592
Commodity swaps and options	206	—	206
Foreign currency forward contracts	—	—	—
Total derivatives	3,798	—	3,798
Resell agreements	9,642	—	9,642
Total	$13,440	$—	$13,440
Financial liabilities:
Derivatives:
Loan/lease interest rate swaps	$26,744	$—	$26,744
Commodity swaps and options	5,757	—	5,757
Foreign currency forward contracts	33	—	33
Total derivatives	32,534	—	32,534
Repurchase agreements	963,317	—	963,317
Total	$995,851	$—	$995,851

		Gross Amounts Not Offset
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
December 31, 2016
Financial assets:
Derivatives:
Counterparty A	$687	$(687)	$—	$—
Counterparty B	223	(223)	—	—
Counterparty C	158	(158)	—	—
Counterparty D	1,820	(1,820)	—	—
Other counterparties	910	(677)	(64)	169
Total derivatives	3,798	(3,565)	(64)	169
Resell agreements	9,642	—	(9,642)	—
Total	$13,440	$(3,565)	$(9,706)	$169
Financial liabilities:
Derivatives:
Counterparty A	$11,233	$(687)	$(10,026)	$520
Counterparty B	6,867	(223)	(6,344)	300
Counterparty C	4,578	(158)	(4,415)	5
Counterparty D	7,706	(1,820)	(5,886)	—
Other counterparties	2,150	(677)	(676)	797
Total derivatives	32,534	(3,565)	(27,347)	1,622
Repurchase agreements	963,317	—	(963,317)	—
Total	$995,851	$(3,565)	$(990,664)	$1,622

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
The remaining contractual maturity of repurchase agreements in the consolidated balance sheets as of December 31, 2016 and December 31, 2015 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
December 31, 2016
Repurchase agreements:
U.S. Treasury	$841,475	$—	$—	$—	$841,475
Residential mortgage-backed securities	121,842	—	—	—	121,842
Total borrowings	$963,317	$—	$—	$—	$963,317
Gross amount of recognized liabilities for repurchase agreements					$963,317
Amounts related to agreements not included in offsetting disclosures above					$—

December 31, 2015
Repurchase agreements:
U.S. Treasury	$664,419	$—	$—	$—	$664,419
Residential mortgage-backed securities	211,501	—	8,027	—	219,528
Total borrowings	$875,920	$—	$8,027	$—	$883,947
Gross amount of recognized liabilities for repurchase agreements					$883,947
Amounts related to agreements not included in offsetting disclosures above					$—
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

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
2016
Securities available for sale:
U.S. Treasury	$4,019,731	$—	$—	$4,019,731
Residential mortgage-backed securities	—	785,167	—	785,167
States and political subdivisions	—	5,355,885	—	5,355,885
Other	—	42,494	—	42,494
Trading account securities:
U.S. Treasury	16,594	—	—	16,594
States and political subdivisions	—	109	—	109
Derivative assets:
Interest rate swaps, caps and floors	—	29,059	—	29,059
Commodity swaps and options	—	6,179	—	6,179
Foreign currency forward contracts	29	—	—	29
Derivative liabilities:
Interest rate swaps, caps and floors	—	29,968	—	29,968
Commodity swaps and options	—	5,963	—	5,963
Foreign currency forward contracts	33	—	—	33
2015
Securities available for sale:
U.S. Treasury	$3,994,520	$—	$—	$3,994,520
Residential mortgage-backed securities	—	1,041,432	—	1,041,432
States and political subdivisions	—	4,127,959	—	4,127,959
Other	—	42,447	—	42,447
Trading account securities:
U.S. Treasury	16,443	—	—	16,443
States and political subdivisions	—	136	—	136
Derivative assets:
Interest rate swaps, caps and floors	—	38,948	—	38,948
Commodity swaps and options	—	13,564	—	13,564
Foreign currency forward contracts	46	—	—	46
Derivative liabilities:
Interest rate swaps, caps and floors	—	40,693	—	40,693
Commodity swaps and options	—	13,355	—	13,355
Foreign currency forward contracts	28	—	—	28
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

The following table presents impaired loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral:

	2016		2015		2014
	Level 2	Level 3	Level 2	Level 3	Level 2	Level 3
Carrying value of impaired loans before allocations	$—	$33,626	$—	$14,921	$—	$2,715
Specific valuation allowance allocations	—	(3,961)	—	(2,765)	—	(1,475)
Fair value	$—	$29,665	$—	$12,156	$—	$1,240
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
The following table presents foreclosed assets that were remeasured and reported at fair value:

	2016	2015	2014
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$756	$1,102	$6,388
Charge-offs recognized in the allowance for loan losses	(3)	(169)	(285)
Fair value	$753	$933	$6,103
Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$492	$205	$5,026
Write-downs included in other non-interest expense	(217)	(36)	(1,289)
Fair value	$275	$169	$3,737
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
The estimated fair values of financial instruments that are reported at amortized cost in our consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	December 31, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$4,141,445	$4,141,445	$3,591,523	$3,591,523
Securities held to maturity	2,250,460	2,262,747	2,663,009	2,710,685
Cash surrender value of life insurance policies	177,884	177,884	175,191	175,191
Accrued interest receivable	156,714	156,714	139,986	139,986
Level 3 inputs:
Loans, net	11,822,347	11,903,956	11,350,672	11,396,158
Financial liabilities:
Level 2 inputs:
Deposits	25,811,575	25,812,039	24,343,595	24,344,007
Federal funds purchased and repurchase agreements	976,992	976,992	893,522	893,522
Junior subordinated deferrable interest debentures	136,127	137,115	136,069	137,115
Subordinated notes payable and other borrowings	99,990	100,000	99,870	99,000
Accrued interest payable	1,204	1,204	1,014	1,014
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
Banking and Frost Wealth Advisors are delineated by the products and services that each segment offers. The Banking operating segment includes both commercial and consumer banking services, Frost Insurance Agency and, prior to June 30, 2015, Frost Securities. Commercial banking services are provided to corporations and other business clients and include a wide array of lending and cash management products. Consumer banking services include direct lending and depository services. Frost Insurance Agency provides insurance brokerage services to individuals and businesses covering corporate and personal property and casualty products, as well as group health and life insurance products and human resources consulting services. Frost Securities, Inc. provided advisory and private equity services to middle market companies. The operations of Frost Securities were discontinued and the entity was closed effective June 30, 2015. The Frost Wealth Advisors operating segment includes fee-based services within private trust, retirement services, and financial management services, including personal wealth management and securities brokerage services. A third operating segment, Non-Banks, is for the most part the parent holding company, as well as certain other insignificant non-bank subsidiaries of the parent that, for the most part, have little or no activity. The parent company’s principal activities include the direct and indirect ownership of our banking and non-banking subsidiaries and the issuance of debt and equity. Our principal source of revenue is dividends from our subsidiaries.
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
Financial results by operating segment are detailed below. Certain prior period amounts have been reclassified to conform to the current presentation. Frost Wealth Advisors excludes off balance sheet managed and custody assets with a total fair value of $29.3 billion, $30.7 billion and $30.5 billion at December 31, 2016, 2015 and 2014.

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
2016
Net interest income (expense)	$769,625	$11,335	$(4,624)	$776,336
Provision for loan losses	51,672	1	—	51,673
Non-interest income	229,791	120,102	(185)	349,708
Non-interest expense	624,396	102,062	6,502	732,960
Income (loss) before income taxes	323,348	29,374	(11,311)	341,411
Income tax expense (benefit)	33,683	10,281	(6,814)	37,150
Net income (loss)	289,665	19,093	(4,497)	304,261
Preferred stock dividends	—	—	8,063	8,063
Net income (loss) available to common shareholders	$289,665	$19,093	$(12,560)	$296,198
Revenues from (expenses to) external customers	$999,416	$131,437	$(4,809)	$1,126,044
Average assets (in millions)	$28,795	$34	$3	$28,832

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
2015
Net interest income (expense)	$732,671	$7,634	$(3,673)	$736,632
Provision for loan losses	51,848	(3)	—	51,845
Non-interest income	205,606	121,489	1,635	328,730
Non-interest expense	589,394	98,405	5,919	693,718
Income (loss) before income taxes	297,035	30,721	(7,957)	319,799
Income tax expense (benefit)	34,997	10,753	(5,279)	40,471
Net income (loss)	262,038	19,968	(2,678)	279,328
Preferred stock dividends	—	—	8,063	8,063
Net income (loss) available to common shareholders	$262,038	$19,968	$(10,741)	$271,265
Revenues from (expenses to) external customers	$938,277	$129,123	$(2,038)	$1,065,362
Average assets (in millions)	$28,023	$36	$2	$28,061

2014
Net interest income (expense)	$683,579	$6,734	$(3,379)	$686,934
Provision for loan losses	16,312	2	—	16,314
Non-interest income	193,883	122,261	4,000	320,144
Non-interest expense	549,812	96,330	8,598	654,740
Income (loss) before income taxes	311,338	32,663	(7,977)	336,024
Income tax expense (benefit)	51,881	11,431	(5,265)	58,047
Net income (loss)	259,457	21,232	(2,712)	277,977
Preferred stock dividends	—	—	8,063	8,063
Net income (loss) available to common shareholders	$259,457	$21,232	$(10,775)	$269,914
Revenues from (expenses to) external customers	$877,462	$128,995	$621	$1,007,078
Average assets (in millions)	$25,732	$32	$2	$25,766
Note 20 - Condensed Financial Statements of Parent Company
Condensed financial statements pertaining only to Cullen/Frost Bankers, Inc. are presented below. Investments in subsidiaries are stated using the equity method of accounting.
Condensed Balance Sheets

	December 31,
	2016	2015
Assets:
Cash	$9,854	$6,434
Resell agreements	279,270	200,100
Total cash and cash equivalents	289,124	206,534
Investment in subsidiaries	2,949,346	2,920,506
Accrued interest receivable and other assets	5,799	35,402
Total assets	$3,244,269	$3,162,442
Liabilities:
Junior subordinated deferrable interest debentures	$136,127	$136,069
Subordinated notes payable	99,990	99,870
Accrued interest payable and other liabilities	5,624	36,160
Total liabilities	241,741	272,099
Shareholders’ Equity	3,002,528	2,890,343
Total liabilities and shareholders’ equity	$3,244,269	$3,162,442

Condensed Statements of Income

	Year Ended December 31,
	2016	2015	2014
Income:
Dividend income paid by Frost Bank	$141,377	$126,375	$114,439
Dividend income paid by non-banks	895	1,830	4,323
Interest and other income	33	82	69
Total income	142,305	128,287	118,831
Expenses:
Interest expense	4,624	3,673	3,381
Salaries and employee benefits	1,828	1,376	1,218
Other	5,933	5,727	8,526
Total expenses	12,385	10,776	13,125
Income before income taxes and equity in undistributed earnings of subsidiaries	129,920	117,511	105,706
Income tax benefit	7,015	6,062	6,702
Equity in undistributed earnings of subsidiaries	167,326	155,755	165,569
Net income	304,261	279,328	277,977
Preferred stock dividends	8,063	8,063	8,063
Net income available to common shareholders	$296,198	$271,265	$269,914
Condensed Statements of Cash Flows

	Year Ended December 31,
	2016	2015	2014
Operating Activities:
Net income	$304,261	$279,328	$277,977
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(167,326)	(155,755)	(165,569)
Stock-based compensation	520	480	441
Net tax benefit from stock-based compensation	185	161	165
Net change in other assets and other liabilities	(940)	2,460	(2,149)
Net cash from operating activities	136,700	126,674	110,865

Investing Activities:
Redemption of investment in Frost Securities, Inc.	—	216	—
Net cash received in acquisitions	—	—	830,661
Capital contribution to subsidiaries	—	—	(879,730)
Net cash from investing activities	—	216	(49,069)

Financing Activities:
Proceeds from stock option exercises	78,866	14,853	29,158
Proceeds from stock-based compensation activities of subsidiaries	11,279	12,257	12,062
Purchase of treasury stock	(1,290)	(101,237)	(1,457)
Cash dividends paid on preferred stock	(8,063)	(8,063)	(8,063)
Cash dividends paid on common stock	(134,902)	(132,161)	(127,178)
Net cash from financing activities	(54,110)	(214,351)	(95,478)
Net change in cash and cash equivalents	82,590	(87,461)	(33,682)
Cash and cash equivalents at beginning of year	206,534	293,995	327,677
Cash and cash equivalents at end of year	$289,124	$206,534	$293,995

Note 21 - Accounting Standards Updates
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
ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 was originally going to be effective for us on January 1, 2017; however, the FASB recently issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date" which deferred the effective date of ASU 2014-09 by one year to January 1, 2018. Our revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of of ASU 2014-09, and non-interest income. We expect that ASU 2014-09 will require us to change how we recognize certain recurring revenue streams within trust and investment management fees and insurance commissions and fees; however, we do not expect these changes to have a significant impact on our financial statements. We continue to evaluate the impact of ASU 2014-09 on other components of non-interest income. We expect to adopt the standard in the first quarter of 2018 with a cumulative effect adjustment to opening retained earnings, if such adjustment is deemed to be significant.
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
ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 became effective for us on January 1, 2016 and unamortized debt issuance costs are now presented as a direct deduction from the carrying amount of the related debt liability in our accompanying consolidated balance sheets. See Note 1 - Significant Accounting Policies for additional information.
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
ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-1, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-1 will be effective for us on January 1, 2018 and is not expected to have a significant impact on our financial statements.
ASU 2016-02,“Leases (Topic 842).” ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2016-02 will be effective for us on January 1, 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the potential impact of ASU 2016-02 on our financial statements.
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
ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” ASU 2016-08 was issued to clarify certain principal versus agent considerations within the implementation guidance of ASC Topic 606, “Revenue from Contracts with Customers.” The effective date and transition of ASU 2016-08 is the same as the effective date and transition of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as discussed above. ASU 2016-08 is not expected to have a significant impact on our financial statements.
ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Under ASU 2016-09 all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. ASU 2016-09 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. We elected to adopt the provisions of ASU 2016-09 in 2016 in advance of the required application date of January 1, 2017. See Note 1 - Significant Accounting Policies.
ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” ASU 2016-10 was issued to clarify ASC Topic 606, “Revenue from Contracts with Customers” related to (i) identifying performance obligations; and (ii) the licensing implementation guidance. The effective date and transition of ASU 2016-10 is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” as discussed above. ASU 2016-10 is not expected to have a significant impact on our financial statements.

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
ASU 2016-16, “Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory.” ASU 2016-16 provides guidance stating that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 will be effective for us on January 1, 2018 and is not expected to have a significant impact on our financial statements.
ASU 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash.” ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective for us on January 1, 2018 and is not expected to have a significant impact on our financial statements.
ASU 2017-01, “Business Combinations (Topic 805) - Clarifying the Definition of a Business.” ASU 2017-01 clarifies the definition and provides a more robust framework to use in determining when a set of assets and activities constitutes a business. ASU 2017-01 is intended to provide guidance when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 will be effective for us on January 1, 2018 and is not expected to have a significant impact on our financial statements.

[THIS PAGE INTENTIONALLY LEFT BLANK]

Cullen/Frost Bankers, Inc.
Consolidated Average Balance Sheets
(Dollars in thousands - tax-equivalent basis)
The following unaudited schedule is presented for additional information and analysis.

	Year Ended December 31,
		2016			2015
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$3,062,189	$16,103	0.53%	$3,047,515	$8,123	0.27%
Federal funds sold and resell agreements	42,361	272	0.64	24,695	107	0.43
Securities:
Taxable	5,251,192	103,025	2.01	5,438,973	112,601	2.11
Tax-exempt	6,806,448	369,335	5.57	6,175,925	340,417	5.59
Total securities	12,057,640	472,360	4.02	11,614,898	453,018	3.97
Loans, net of unearned discount	11,554,823	463,299	4.01	11,267,402	439,651	3.90
Total earning assets and average rate earned	26,717,013	952,034	3.60	25,954,510	900,899	3.50
Cash and due from banks	513,441			531,534
Allowance for loan losses	(151,901)			(107,799)
Premises and equipment, net	562,875			513,624
Accrued interest receivable and other assets	1,190,665			1,168,757
Total assets	$28,832,093			$28,060,626
Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$9,215,962			$9,334,604
Correspondent banks	310,445			353,766
Public funds	507,912			491,440
Total non-interest-bearing demand deposits	10,034,319			10,179,810
Interest-bearing deposits:
Private accounts:
Savings and interest checking	5,745,385	1,054	0.02	4,831,927	996	0.02
Money market deposit accounts	7,466,252	4,673	0.06	7,715,890	6,418	0.08
Time accounts	811,102	1,331	0.16	874,368	1,473	0.17
Public funds	454,786	190	0.04	438,763	137	0.03
Total interest-bearing deposits	14,477,525	7,248	0.05	13,860,948	9,024	0.07
Total deposits	24,511,844			24,040,758
Federal funds purchased and repurchase agreements	770,942	204	0.03	648,851	167	0.03
Junior subordinated deferrable interest debentures	136,100	3,281	2.41	136,042	2,725	2.00
Subordinated notes payable and other notes	99,933	1,343	1.34	99,814	948	0.95
Federal Home Loan Bank advances	—	—	—	—	—	—
Total interest-bearing liabilities and average rate paid	15,484,500	12,076	0.08	14,745,655	12,864	0.09
Accrued interest payable and other liabilities	254,378			239,969
Total liabilities	25,773,197			25,165,434
Shareholders’ equity	3,058,896			2,895,192
Total liabilities and shareholders’ equity	$28,832,093			$28,060,626
Net interest income		$939,958			$888,035
Net interest spread			3.52%			3.41%
Net interest income to total average earning assets			3.56%			3.45%
For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale, while yields are based on average amortized cost.

Year Ended December 31,
2014			2013			2012			2011
Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost

$4,189,110	$10,725	0.26%	$2,849,467	$7,284	0.26%	$1,589,110	$4,300	0.27%	$2,499,047	$6,357	0.25%
19,683	83	0.42	17,259	82	0.48	25,364	104	0.41	14,509	61	0.42

4,439,993	93,087	2.14	5,276,574	97,873	1.90	6,496,224	132,432	2.10	4,026,797	127,072	3.27
4,929,665	271,543	5.58	3,618,347	206,442	5.75	2,448,191	150,807	6.68	2,185,707	146,338	6.97
9,369,658	364,630	3.96	8,894,921	304,315	3.48	8,944,415	283,239	3.31	6,212,504	273,410	4.57
10,299,025	447,036	4.34	9,229,574	421,114	4.56	8,456,818	407,284	4.82	8,042,968	403,479	5.02
23,877,476	822,474	3.47	20,991,221	732,795	3.52	19,015,707	694,927	3.73	16,769,028	683,307	4.13
554,439			559,361			573,023			593,224
(97,932)			(96,426)			(108,073)			(122,641)
363,790			310,544			321,137			317,771
1,068,528			985,722			1,023,299			1,009,595
$25,766,301			$22,750,422			$20,825,093			$18,566,977

$8,384,376			$6,967,933			$6,300,944			$5,093,948
351,803			323,706			332,136			324,954
388,851			366,135			388,847			320,080
9,125,030			7,657,774			7,021,927			5,738,982

4,211,336	924	0.02	3,608,273	1,321	0.04	3,018,116	1,618	0.05	2,541,677	2,115	0.08
7,342,967	7,852	0.11	6,596,764	10,091	0.15	5,834,822	12,085	0.21	5,407,207	14,331	0.27
966,420	2,053	0.21	970,984	2,468	0.25	1,025,022	3,783	0.37	1,127,731	5,015	0.44
407,006	193	0.05	434,299	579	0.13	392,213	613	0.16	407,018	718	0.18
12,927,729	11,022	0.09	11,610,320	14,459	0.12	10,270,173	18,099	0.18	9,483,633	22,179	0.23
22,052,759			19,268,094			17,292,100			15,222,615
560,841	134	0.02	538,656	121	0.02	603,934	140	0.02	596,159	312	0.05
130,477	2,488	1.89	122,524	6,426	5.19	122,466	6,806	5.50	122,409	6,783	5.48
99,693	893	0.89	99,573	939	0.94	99,454	1,705	1.71	186,436	11,965	6.39
—	—	—	1	—	6.00	16	1	6.00	35	2	6.00
13,718,740	14,537	0.11	12,371,074	21,945	0.18	11,096,043	26,751	0.24	10,388,672	41,241	0.40
210,305			266,533			334,378			267,227
23,054,075			20,295,381			18,452,348			16,394,881
2,712,226			2,455,041			2,372,745			2,172,096
$25,766,301			$22,750,422			$20,825,093			$18,566,977
	$807,937			$710,850			$668,176			$642,066
		3.36%			3.34%			3.49%			3.73%
		3.41%			3.41%			3.59%			3.88%

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
As of December 31, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (“2013 framework”). Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2016, based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2016. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2016, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”
Attestation Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting
The Board of Directors and Shareholders
Cullen/Frost Bankers, Inc.
We have audited Cullen/Frost Bankers, Inc.’s (the “Corporation’s”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 framework”) (the “COSO criteria”). The Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.
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
In our opinion, Cullen/Frost Bankers, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016, of Cullen/Frost Bankers, Inc., and our report dated February 3, 2017 expressed an unqualified opinion thereon.

San Antonio, Texas
February 3, 2017

ITEM 9B. OTHER INFORMATION
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information regarding executive officers is included under the section captioned “Executive Officers of the Registrant” in Part I, Item 1, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Certain information regarding securities authorized for issuance under our equity compensation plans is included under the section captioned “Stock-Based Compensation Plans” in Part II, Item 5, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

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

3.	Exhibits. The exhibits to this Annual Report on Form 10-K listed below have been included only with the copy of this report filed with the Securities and Exchange Commission.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

3.1	Restated Articles of Incorporation of Cullen/Frost Bankers, Inc.		10-Q	001-13221	3.1	7/26/2006
3.2	Amended and Restated Bylaws of Cullen/Frost Bankers, Inc.		8-K	001-13221	3.2	1/28/2016
3.3	Certificate of Designations of 5.375% Non-Cumulative Perpetual Preferred Stock, Series A		8-A	001-13221	3.3	2/15/2013
4.1*	Instruments Defining the Rights of Holders of Long-Term Debt
10.1+	Restoration of Retirement Income Plan for Participants in the Retirement Plan for Employees of Cullen/Frost Bankers, Inc. and its Affiliates (as amended and restated)		10-K	001-13221	10.1	3/31/1999
10.2+	1991 Thrift Incentive Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. and its Affiliates		S-8	33-39478	4.4	3/18/1991
10.3+	Cullen/Frost Bankers, Inc. Supplemental Executive Retirement Plan		10-K	001-13221	10.13	3/30/1995
10.4+	Change-In-Control Agreements with 2 Executive Officers	X
10.5+	Change-In-Control Agreements with 6 Executive Officers	X
10.6+	Amendment to Change-In-Control Agreements with 8 Executive Officers	X
10.7+	Deferred Compensation Plan for Covered Employees		10-K	001-13221	10.11	3/28/2003
10.8+	Cullen/Frost Restoration Profit Sharing Plan		10-K	001-13221	10.12	2/4/2005
10.9+	2005 Omnibus Incentive Plan		DEF 14A	001-13221	Annex A	3/20/2013
10.10+	2007 Outside Director Incentive Plan		S-8	333-143397	4.4	5/31/2007
10.11+	2015 Omnibus Incentive Plan		DEF 14A	001-13221	Annex A	3/23/2015
10.12+	Amendment to the 2015 Omnibus Incentive Plan	X
10.13	Letter Agreement Between Frost Bank and Southwest Energy Distributors, Inc.		8-K	001-13221	99.2	7/31/2014
21.1	Subsidiaries of Cullen/Frost Bankers, Inc.	X
23.1	Consent of Independent Registered Public Accounting Firm	X
24.1	Power of Attorney	X
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer	X
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer	X
32.1++	Section 1350 Certification of the Chief Executive Officer	X
32.2++	Section 1350 Certification of the Chief Financial Officer	X
101	Interactive Data File	X
_________________________

*	We agree to furnish to the SEC, upon request, copies of any such instruments.

+	Management contract or compensatory plan or arrangement.

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
ITEM 16. FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 3, 2017	CULLEN/FROST BANKERS, INC.
(Registrant)

		By:	/s/ JERRY SALINAS
Jerry Salinas Group Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PHILLIP D. GREEN*	Chairman of the Board, Director and Chief Executive Officer (Principal Executive Officer)	February 3, 2017
Phillip D. Green

/s/ JERRY SALINAS	Group Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 3, 2017
Jerry Salinas

/s/ R. DENNY ALEXANDER*	Director	February 3, 2017
R. Denny Alexander

/s/ CARLOS ALVAREZ*	Director	February 3, 2017
Carlos Alvarez

/s/ CHRIS AVERY*	Director	February 3, 2017
Chris Avery

/s/ ROYCE S. CALDWELL*	Director	February 3, 2017
Royce S. Caldwell

/s/ SAM DAWSON*	Director	February 3, 2017
Sam Dawson

/s/ CRAWFORD H. EDWARDS*	Director	February 3, 2017
Crawford H. Edwards

/s/ RUBEN M. ESCOBEDO*	Director	February 3, 2017
Ruben M. Escobedo

/s/ PATRICK B. FROST*	Director and President of Frost Bank	February 3, 2017
Patrick B. Frost

/s/ DAVID J. HAEMISEGGER*	Director	February 3, 2017
David J. Haemisegger

/s/ KAREN E. JENNINGS*	Director	February 3, 2017
Karen E. Jennings

/s/ RICHARD M. KLEBERG, III*	Director	February 3, 2017
Richard M. Kleberg, III

/s/ CHARLES W. MATTHEWS*	Director	February 3, 2017
Charles W. Matthews

/s/ IDA CLEMENT STEEN*	Director	February 3, 2017
Ida Clement Steen

/s/ HORACE WILKINS, JR.*	Director	February 3, 2017
Horace Wilkins, Jr.

*By: /s/ JERRY SALINAS	Group Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 3, 2017
Jerry Salinas As attorney-in-fact for the persons indicated