Form 10-Q
period 2017-06-30
CULLEN/FROST BANKERS, INC.
filed 2017-07-27
CIK 39263

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2017
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of July 20, 2017 there were 64,229,805 shares of the registrant’s Common Stock, $.01 par value, outstanding.

Cullen/Frost Bankers, Inc.
Quarterly Report on Form 10-Q
June 30, 2017

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Cullen/Frost Bankers, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	June 30, 2017	December 31, 2016
Assets:
Cash and due from banks	$542,475	$561,838
Interest-bearing deposits	3,040,148	3,560,865
Federal funds sold and resell agreements	123,692	18,742
Total cash and cash equivalents	3,706,315	4,141,445
Securities held to maturity, at amortized cost	1,596,262	2,250,460
Securities available for sale, at estimated fair value	10,783,737	10,203,277
Trading account securities	27,600	16,703
Loans, net of unearned discounts	12,512,338	11,975,392
Less: Allowance for loan losses	(149,558)	(153,045)
Net loans	12,362,780	11,822,347
Premises and equipment, net	520,253	525,821
Goodwill	654,952	654,952
Other intangible assets, net	5,880	6,776
Cash surrender value of life insurance policies	178,987	177,884
Accrued interest receivable and other assets	369,548	396,654
Total assets	$30,206,314	$30,196,319

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$10,707,365	$10,513,369
Interest-bearing deposits	14,906,208	15,298,206
Total deposits	25,613,573	25,811,575
Federal funds purchased and repurchase agreements	924,867	976,992
Junior subordinated deferrable interest debentures, net of unamortized issuance costs	136,155	136,127
Subordinated notes, net of unamortized issuance costs	98,473	99,990
Accrued interest payable and other liabilities	209,317	169,107
Total liabilities	26,982,385	27,193,791

Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; 6,000,000 Series A shares ($25 liquidation preference) issued at June 30, 2017 and December 31, 2016	144,486	144,486
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 64,225,827 shares issued at June 30, 2017 and 63,632,464 shares issued at December 31, 2016	642	637
Additional paid-in capital	948,593	906,732
Retained earnings	2,078,898	1,985,569
Accumulated other comprehensive income, net of tax	51,310	(24,623)
Treasury stock, at cost; none at June 30, 2017 and 158,243 shares at December 31, 2016	—	(10,273)
Total shareholders’ equity	3,223,929	3,002,528
Total liabilities and shareholders’ equity	$30,206,314	$30,196,319
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income:
Loans, including fees	$131,073	$113,349	$253,673	$225,935
Securities:
Taxable	23,527	25,531	48,829	51,505
Tax-exempt	55,435	50,910	112,382	101,243
Interest-bearing deposits	9,076	3,602	15,912	7,255
Federal funds sold and resell agreements	163	59	270	117
Total interest income	219,274	193,451	431,066	386,055
Interest expense:
Deposits	2,173	1,773	4,041	3,560
Federal funds purchased and repurchase agreements	187	52	326	108
Junior subordinated deferrable interest debentures	962	803	1,870	1,553
Other long-term borrowings	1,164	321	1,532	608
Total interest expense	4,486	2,949	7,769	5,829
Net interest income	214,788	190,502	423,297	380,226
Provision for loan losses	8,426	9,189	16,378	37,689
Net interest income after provision for loan losses	206,362	181,313	406,919	342,537
Non-interest income:
Trust and investment management fees	27,727	26,021	54,197	51,355
Service charges on deposit accounts	21,198	19,865	41,967	40,229
Insurance commissions and fees	9,728	9,360	23,549	24,783
Interchange and debit card transaction fees	5,692	5,381	11,266	10,403
Other charges, commissions and fees	9,898	10,069	19,490	19,122
Net gain (loss) on securities transactions	(50)	—	(50)	14,903
Other	6,887	7,321	14,361	13,365
Total non-interest income	81,080	78,017	164,780	174,160
Non-interest expense:
Salaries and wages	80,995	78,106	163,507	157,403
Employee benefits	18,198	17,712	39,823	38,017
Net occupancy	19,153	18,242	38,390	35,429
Furniture and equipment	18,250	17,978	36,240	35,495
Deposit insurance	5,570	4,197	10,485	7,854
Intangible amortization	438	619	896	1,283
Other	45,447	42,591	86,625	83,123
Total non-interest expense	188,051	179,445	375,966	358,604
Income before income taxes	99,391	79,885	195,733	158,093
Income taxes	13,838	8,378	25,239	17,770
Net income	85,553	71,507	170,494	140,323
Preferred stock dividends	2,015	2,015	4,031	4,031
Net income available to common shareholders	$83,538	$69,492	$166,463	$136,292

Earnings per common share:
Basic	$1.30	$1.12	$2.59	$2.19
Diluted	1.29	1.11	2.57	2.19
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$85,553	$71,507	$170,494	$140,323
Other comprehensive income (loss), before tax:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	90,390	165,288	124,201	287,506
Change in net unrealized gain on securities transferred to held to maturity	(3,860)	(9,185)	(10,146)	(17,351)
Reclassification adjustment for net (gains) losses included in net income	50	—	50	(14,903)
Total securities available for sale and transferred securities	86,580	156,103	114,105	255,252
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	—	(862)	—	(862)
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	1,358	1,740	2,715	3,293
Total defined-benefit post-retirement benefit plans	1,358	878	2,715	2,431
Other comprehensive income (loss), before tax	87,938	156,981	116,820	257,683
Deferred tax expense (benefit) related to other comprehensive income	30,778	54,943	40,887	90,189
Other comprehensive income (loss), net of tax	57,160	102,038	75,933	167,494
Comprehensive income (loss)	$142,713	$173,545	$246,427	$307,817
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

	Six Months Ended June 30,
	2017	2016
Total shareholders’ equity at beginning of period	$3,002,528	$2,890,343
Net income	170,494	140,323
Other comprehensive income (loss)	75,933	167,494
Stock option exercises/stock unit conversions (752,075 shares in 2017 and 67,075 shares in 2016)	44,149	3,586
Stock compensation expense recognized in earnings	6,291	5,477
Purchase of treasury stock (469 shares in 2017)	(42)	—
Cash dividends – preferred stock (approximately $0.67 per share in both 2017 and in 2016)	(4,031)	(4,031)
Cash dividends – common stock ($1.11 per share in 2017 and $1.07 per share in 2016)	(71,393)	(66,524)
Total shareholders’ equity at end of period	$3,223,929	$3,136,668
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Six Months Ended June 30,
	2017	2016
Operating Activities:
Net income	$170,494	$140,323
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	16,378	37,689
Deferred tax expense (benefit)	(4,173)	(9,633)
Accretion of loan discounts	(7,403)	(8,185)
Securities premium amortization (discount accretion), net	43,652	38,806
Net (gain) loss on securities transactions	50	(14,903)
Depreciation and amortization	24,055	23,823
Net (gain) loss on sale/write-down of assets/foreclosed assets	(1,383)	(596)
Stock-based compensation	6,291	5,477
Net tax benefit from stock-based compensation	5,579	65
Earnings on life insurance policies	(1,565)	(1,745)
Net change in:
Trading account securities	(7,120)	177
Accrued interest receivable and other assets	(20,116)	(26,795)
Accrued interest payable and other liabilities	(36,277)	(4,664)
Net cash from operating activities	188,462	179,839

Investing Activities:
Securities held to maturity:
Purchases	—	—
Sales	—	135,610
Maturities, calls and principal repayments	634,874	164,687
Securities available for sale:
Purchases	(8,825,545)	(1,514,263)
Sales	8,247,439	1,060,196
Maturities, calls and principal repayments	164,182	165,883
Proceeds from sale of loans	—	30,470
Net change in loans	(549,408)	(144,192)
Benefits received on life insurance policies	462	591
Proceeds from sales of premises and equipment	1,550	1,516
Purchases of premises and equipment	(14,481)	(23,459)
Proceeds from sales of repossessed properties	345	297
Net cash from investing activities	(340,582)	(122,664)

Financing Activities:
Net change in deposits	(198,002)	(56,144)
Net change in short-term borrowings	(52,125)	(160,362)
Proceeds from issuance of subordinated notes	98,434	—
Principal payments on subordinated notes	(100,000)	—
Proceeds from stock option exercises	44,149	3,586
Purchase of treasury stock	(42)	—
Cash dividends paid on preferred stock	(4,031)	(4,031)
Cash dividends paid on common stock	(71,393)	(66,524)
Net cash from financing activities	(283,010)	(283,475)

Net change in cash and cash equivalents	(435,130)	(226,300)
Cash and equivalents at beginning of period	4,141,445	3,591,523
Cash and equivalents at end of period	$3,706,315	$3,365,223

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
Cash Flow Reporting. Additional cash flow information was as follows:

	Six Months Ended June 30,
	2017	2016
Cash paid for interest	$6,666	$5,770
Cash paid for income taxes	22,801	25,979
Significant non-cash transactions:
Unsettled purchases of securities	80,586	306,564
Loans foreclosed and transferred to other real estate owned and foreclosed assets	—	422
Accounting Changes, Reclassifications and Restatements. Certain items in prior financial statements have been reclassified to conform to the current presentation. As more fully described in our 2016 Form 10-K, during the third quarter of 2016, we elected to adopt the provisions of ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” in advance of the required application date of January 1, 2017. Our financial statements for the three and six months ended June 30, 2016 have been restated to reflect the adoption of ASU 2016-09 as of January 1, 2016. As a result, compared to previously reported amounts, our consolidated income statement reflects decreases in income tax expense of $28 thousand and $65 thousand for the three and six months ended June 30, 2016, respectively, and corresponding increases in net income of $28 thousand and $65 thousand for the three and six months ended June 30, 2016, respectively. The increase in net income during the six months ended June 30, 2016 resulted in a $0.01 increase in previously reported diluted earnings per share.

Note 2 - Securities
Securities. A summary of the amortized cost and estimated fair value of securities, excluding trading securities, is presented below.

	June 30, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity
U.S. Treasury	$—	$—	$—	$—	$249,889	$1,762	$—	$251,651
Residential mortgage-backed securities	3,992	32	24	4,000	4,511	39	—	4,550
States and political subdivisions	1,590,920	37,288	2,891	1,625,317	1,994,710	16,821	6,335	2,005,196
Other	1,350	—	2	1,348	1,350	—	—	1,350
Total	$1,596,262	$37,320	$2,917	$1,630,665	$2,250,460	$18,622	$6,335	$2,262,747
Available for Sale
U.S. Treasury	$4,203,901	$27,541	$7,188	$4,224,254	$4,003,692	$24,984	$8,945	$4,019,731
Residential mortgage-backed securities	681,364	25,693	1,436	705,621	756,072	30,388	1,293	785,167
States and political subdivisions	5,734,600	122,028	45,286	5,811,342	5,403,918	50,101	98,134	5,355,885
Other	42,520	—	—	42,520	42,494	—	—	42,494
Total	$10,662,385	$175,262	$53,910	$10,783,737	$10,206,176	$105,473	$108,372	$10,203,277
All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. At June 30, 2017, approximately 98.1% of the securities in our municipal bond portfolio were issued by political subdivisions or agencies within the State of Texas, of which approximately 67.3% are either guaranteed by the Texas Permanent School Fund, which has a “triple A” insurer financial strength rating, or are secured by U.S. Treasury securities via defeasance of the debt by the issuers. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the table above. The carrying value of securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $3.3 billion at June 30, 2017 and $3.9 billion at December 31, 2016.
During the fourth quarter of 2012, we reclassified certain securities from available for sale to held to maturity. The securities had an aggregate fair value of $2.3 billion with an aggregate net unrealized gain of $165.7 million ($107.7 million, net of tax) on the date of the transfer. The net unamortized, unrealized gain on the remaining transferred securities included in accumulated other comprehensive income in the accompanying balance sheet as of June 30, 2017 totaled $17.6 million ($11.4 million, net of tax). This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities.
Unrealized Losses. As of June 30, 2017, securities with unrealized losses, segregated by length of impairment, were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Held to Maturity
Residential mortgage-backed securities	$2,191	$24	$—	$—	$2,191	$24
States and political subdivisions	20,127	83	118,937	2,808	139,064	2,891
Other	1,348	2	—	—	1,348	2
Total	$23,666	$109	$118,937	$2,808	$142,603	$2,917
Available for Sale
U.S. Treasury	$1,587,812	$7,188	$—	$—	$1,587,812	$7,188
Residential mortgage-backed securities	67,596	1,204	5,866	232	73,462	1,436
States and political subdivisions	1,450,982	38,138	142,507	7,148	1,593,489	45,286
Total	$3,106,390	$46,530	$148,373	$7,380	$3,254,763	$53,910

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
Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time we expect to receive full value for the securities. Furthermore, as of June 30, 2017, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. Any unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2017, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in our consolidated income statement.
Contractual Maturities. The amortized cost and estimated fair value of securities, excluding trading securities, at June 30, 2017 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities and equity securities are shown separately since they are not due at a single maturity date.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$329,237	$334,156	$57,171	$57,528
Due after one year through five years	170,170	177,977	4,818,303	4,845,635
Due after five years through ten years	349,324	357,485	362,030	375,143
Due after ten years	743,539	757,047	4,700,997	4,757,290
Residential mortgage-backed securities	3,992	4,000	681,364	705,621
Equity securities	—	—	42,520	42,520
Total	$1,596,262	$1,630,665	$10,662,385	$10,783,737
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
Sales of securities held to maturity were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Proceeds from sales	$—	$—	$—	$135,610
Amortized cost	—	—	—	131,840
Gross realized gains	—	—	—	3,770
Gross realized losses	—	—	—	—
Tax (expense) benefit of securities gains/losses	—	—	—	(1,319)
Sales of securities available for sale were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Proceeds from sales	$8,247,439	$—	$8,247,439	$1,060,196
Gross realized gains	—	—	—	11,133
Gross realized losses	(50)	—	(50)	—
Tax (expense) benefit of securities gains/losses	18	—	18	(3,897)

Premiums and Discounts. Premium amortization and discount accretion included in interest income on securities was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Premium amortization	$(24,119)	$(22,219)	$(48,147)	$(44,559)
Discount accretion	2,105	3,138	4,495	5,753
Net (premium amortization) discount accretion	$(22,014)	$(19,081)	$(43,652)	$(38,806)
Trading Account Securities. Trading account securities, at estimated fair value, were as follows:

	June 30, 2017	December 31, 2016
U.S. Treasury	$17,726	$16,594
States and political subdivisions	9,874	109
Total	$27,600	$16,703
Net gains and losses on trading account securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net gain on sales transactions	$293	$351	$604	$653
Net mark-to-market gains (losses)	(56)	(2)	(43)	(1)
Net gain (loss) on trading account securities	$237	$349	$561	$652
Note 3 - Loans
Loans were as follows:

	June 30, 2017	Percentage of Total	December 31, 2016	Percentage of Total
Commercial and industrial	$4,604,269	36.8%	$4,344,000	36.3%
Energy:
Production	1,040,506	8.3	971,767	8.1
Service	183,543	1.5	221,213	1.8
Other	185,563	1.5	193,081	1.7
Total energy	1,409,612	11.3	1,386,061	11.6
Commercial real estate:
Commercial mortgages	3,620,885	28.9	3,481,157	29.1
Construction	1,050,837	8.4	1,043,261	8.7
Land	322,130	2.6	311,030	2.6
Total commercial real estate	4,993,852	39.9	4,835,448	40.4
Consumer real estate:
Home equity loans	355,744	2.8	345,130	2.9
Home equity lines of credit	283,344	2.3	264,862	2.2
Other	351,985	2.8	326,793	2.7
Total consumer real estate	991,073	7.9	936,785	7.8
Total real estate	5,984,925	47.8	5,772,233	48.2
Consumer and other	513,532	4.1	473,098	3.9
Total loans	$12,512,338	100.0%	$11,975,392	100.0%
Concentrations of Credit. Most of our lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio, as well as other markets. The majority of our loan portfolio consists of commercial and industrial and commercial real estate loans. As of June 30, 2017, there were no concentrations of loans related to any single industry in excess of 10% of total loans other than energy loans, which totaled 11.3% of total loans. Unfunded commitments to extend credit and standby letters of credit issued to customers in the energy industry totaled $1.1 billion and $42.9 million, respectively, as of June 30, 2017.

Foreign Loans. We have U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at June 30, 2017 or December 31, 2016.
Non-Accrual and Past Due Loans. Non-accrual loans, segregated by class of loans, were as follows:

	June 30, 2017	December 31, 2016
Commercial and industrial	$21,226	$31,475
Energy	55,464	57,571
Commercial real estate:
Buildings, land and other	6,916	8,550
Construction	—	—
Consumer real estate	2,543	2,130
Consumer and other	264	425
Total	$86,413	$100,151
As of June 30, 2017, non-accrual loans reported in the table above included $11.4 million related to loans that were restructured as “troubled debt restructurings” during 2017. See the section captioned “Troubled Debt Restructurings” elsewhere in this note. Had non-accrual loans performed in accordance with their original contract terms, we would have recognized additional interest income, net of tax, of approximately $798 thousand and $1.6 million for the three and six months ended June 30, 2017, compared to $936 thousand and $1.8 million for three and six months ended June 30, 2016.
An age analysis of past due loans (including both accruing and non-accruing loans), segregated by class of loans, as of June 30, 2017 was as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and industrial	$24,320	$26,149	$50,469	$4,553,800	$4,604,269	$10,768
Energy	5,991	6,430	12,421	1,397,191	1,409,612	2,902
Commercial real estate:
Buildings, land and other	21,157	4,166	25,323	3,917,692	3,943,015	944
Construction	—	—	—	1,050,837	1,050,837	—
Consumer real estate	4,693	2,022	6,715	984,358	991,073	739
Consumer and other	3,508	740	4,248	509,284	513,532	650
Total	$59,669	$39,507	$99,176	$12,413,162	$12,512,338	$16,003
Impaired Loans. Impaired loans are set forth in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
June 30, 2017
Commercial and industrial	$27,709	$14,777	$4,040	$18,817	$1,780
Energy	59,771	36,162	19,215	55,377	350
Commercial real estate:
Buildings, land and other	9,729	5,478	—	5,478	—
Construction	—	—	—	—	—
Consumer real estate	1,203	1,203	—	1,203	—
Consumer and other	—	—	—	—	—
Total	$98,412	$57,620	$23,255	$80,875	$2,130

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
December 31, 2016
Commercial and industrial	$40,288	$19,862	$9,047	$28,909	$5,436
Energy	60,522	27,759	29,804	57,563	3,750
Commercial real estate:
Buildings, land and other	11,369	6,866	—	6,866	—
Construction	—	—	—	—	—
Consumer real estate	977	655	—	655	—
Consumer and other	32	30	—	30	—
Total	$113,188	$55,172	$38,851	$94,023	$9,186
The average recorded investment in impaired loans was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Commercial and industrial	$21,347	$24,866	$23,867	$24,197
Energy	67,008	78,359	63,860	59,286
Commercial real estate:
Buildings, land and other	5,966	20,533	6,266	24,497
Construction	—	648	—	622
Consumer real estate	1,376	443	1,135	457
Consumer and other	12	27	18	18
Total	$95,709	$124,876	$95,146	$109,077
Troubled Debt Restructurings. Troubled debt restructurings during the six months ended June 30, 2017 and June 30, 2016 are set forth in the following table.

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Balance at Restructure	Balance at Period-End	Balance at Restructure	Balance at Period-End
Commercial and industrial	$784	$643	$510	$505
Energy	12,959	12,458	62,546	20,795
Commercial real estate:
Buildings, land and other	—	—	1,456	1,456
Construction	—	—	243	224
	$13,743	$13,101	$64,755	$22,980
Loan modifications are typically related to extending amortization periods, converting loans to interest only for a limited period of time, deferral of interest payments, waiver of certain covenants, consolidating notes and/or reducing collateral or interest rates. The modifications during the reported periods did not significantly impact our determination of the allowance for loan losses. As of June 30, 2017, there were no loans restructured during the last year that were in excess of 90 days past due. During the six months ended June 30, 2017, we recognized charge-offs totaling $10.0 million related to loans restructured during the third and fourth quarters of 2016. During the six months ended June 30, 2016, we recognized a charge-off of $9.5 million related to a loan restructured during the first quarter of 2016. The loan was subsequently sold with proceeds from the sale totaling $30.5 million.
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

	June 30, 2017		December 31, 2016
	Weighted Average Risk Grade	Loans	Weighted Average Risk Grade	Loans
Commercial and industrial:
Risk grades 1-8	6.00	$4,146,261	6.01	$3,989,722
Risk grade 9	9.00	222,108	9.00	106,988
Risk grade 10	10.00	78,696	10.00	115,420
Risk grade 11	11.00	135,978	11.00	100,245
Risk grade 12	12.00	19,446	12.00	25,939
Risk grade 13	13.00	1,780	13.00	5,686
Total	6.39	$4,604,269	6.35	$4,344,000
Energy
Risk grades 1-8	6.32	$1,024,927	6.34	$854,688
Risk grade 9	9.00	43,415	9.00	78,524
Risk grade 10	10.00	115,913	10.00	150,872
Risk grade 11	11.00	169,893	11.00	244,406
Risk grade 12	12.00	55,114	12.00	53,821
Risk grade 13	13.00	350	13.00	3,750
Total	7.49	$1,409,612	7.95	$1,386,061
Commercial real estate:
Buildings, land and other
Risk grades 1-8	6.69	$3,590,525	6.67	$3,463,064
Risk grade 9	9.00	123,492	9.00	109,110
Risk grade 10	10.00	148,718	10.00	145,067
Risk grade 11	11.00	73,364	11.00	66,396
Risk grade 12	12.00	6,916	12.00	8,550
Risk grade 13	13.00	—	13.00	—
Total	6.97	$3,943,015	6.95	$3,792,187
Construction
Risk grades 1-8	7.03	$1,019,355	6.97	$1,023,194
Risk grade 9	9.00	22,632	9.00	15,829
Risk grade 10	10.00	5,116	10.00	2,889
Risk grade 11	11.00	3,734	11.00	1,349
Risk grade 12	12.00	—	12.00	—
Risk grade 13	13.00	—	13.00	—
Total	7.10	$1,050,837	7.01	$1,043,261
Net (charge-offs)/recoveries, segregated by class of loans, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Commercial and industrial	$(4,861)	$(3,966)	$(7,590)	$(5,098)
Energy	(6,236)	(16,747)	(10,461)	(17,758)
Commercial real estate:
Buildings, land and other	460	481	502	542
Construction	3	2	6	9
Consumer real estate	111	74	207	173
Consumer and other	(1,401)	(1,199)	(2,529)	(1,702)
Total	$(11,924)	$(21,355)	$(19,865)	$(23,834)

In assessing the general economic conditions in the State of Texas, management monitors and tracks the Texas Leading Index (“TLI”), which is produced by the Federal Reserve Bank of Dallas. The TLI, the components of which are more fully described in our 2016 Form 10-K, totaled 124.7 at May 31, 2017 (most recent date available) and 123.1 at December 31, 2016. A higher TLI value implies more favorable economic conditions.
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
The following table presents details of the allowance for loan losses allocated to each portfolio segment as of June 30, 2017 and December 31, 2016 and detailed on the basis of the impairment evaluation methodology we used:

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
June 30, 2017
Historical valuation allowances	$28,504	$32,452	$17,975	$2,416	$5,455	$86,802
Specific valuation allowances	1,780	350	—	—	—	2,130
General valuation allowances	8,418	5,934	4,724	2,032	137	21,245
Macroeconomic valuation allowances	10,204	15,541	10,303	1,087	2,246	39,381
Total	$48,906	$54,277	$33,002	$5,535	$7,838	$149,558
Allocated to loans:
Individually evaluated	$1,780	$350	$—	$—	$—	$2,130
Collectively evaluated	47,126	53,927	33,002	5,535	7,838	147,428
Total	$48,906	$54,277	$33,002	$5,535	$7,838	$149,558
December 31, 2016
Historical valuation allowances	$33,251	$34,626	$16,976	$2,225	$4,585	$91,663
Specific valuation allowances	5,436	3,750	—	—	—	9,186
General valuation allowances	6,708	3,769	5,004	1,506	(144)	16,843
Macroeconomic valuation allowances	7,520	18,508	8,233	507	585	35,353
Total	$52,915	$60,653	$30,213	$4,238	$5,026	$153,045
Allocated to loans:
Individually evaluated	$5,436	$3,750	$—	$—	$—	$9,186
Collectively evaluated	47,479	56,903	30,213	4,238	5,026	143,859
Total	$52,915	$60,653	$30,213	$4,238	$5,026	$153,045

Our recorded investment in loans as of June 30, 2017 and December 31, 2016 related to each balance in the allowance for loan losses by portfolio segment and detailed on the basis of the impairment methodology we used was as follows:

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
June 30, 2017
Individually evaluated	$18,817	$55,377	$5,478	$1,203	$—	$80,875
Collectively evaluated	4,585,452	1,354,235	4,988,374	989,870	513,532	12,431,463
Total	$4,604,269	$1,409,612	$4,993,852	$991,073	$513,532	$12,512,338
December 31, 2016
Individually evaluated	$28,909	$57,563	$6,866	$655	$30	$94,023
Collectively evaluated	4,315,091	1,328,498	4,828,582	936,130	473,068	11,881,369
Total	$4,344,000	$1,386,061	$4,835,448	$936,785	$473,098	$11,975,392
The following table details activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2017 and 2016. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Three months ended:
June 30, 2017
Beginning balance	$45,583	$61,793	$34,009	$4,823	$6,848	$153,056
Provision for loan losses	8,184	(1,280)	(1,470)	601	2,391	8,426
Charge-offs	(5,579)	(6,317)	(14)	(2)	(3,623)	(15,535)
Recoveries	718	81	477	113	2,222	3,611
Net charge-offs	(4,861)	(6,236)	463	111	(1,401)	(11,924)
Ending balance	$48,906	$54,277	$33,002	$5,535	$7,838	$149,558
June 30, 2016
Beginning balance	$45,084	$84,973	$23,587	$3,786	$4,450	$161,880
Provision for loan losses	6,460	(1,887)	2,993	75	1,548	9,189
Charge-offs	(4,857)	(16,749)	(19)	(23)	(3,252)	(24,900)
Recoveries	891	2	502	97	2,053	3,545
Net charge-offs	(3,966)	(16,747)	483	74	(1,199)	(21,355)
Ending balance	$47,578	$66,339	$27,063	$3,935	$4,799	$149,714

Six months ended:
June 30, 2017
Beginning balance	$52,915	$60,653	$30,213	$4,238	$5,026	$153,045
Provision for loan losses	3,581	4,085	2,281	1,090	5,341	16,378
Charge-offs	(9,106)	(10,595)	(14)	(13)	(7,171)	(26,899)
Recoveries	1,516	134	522	220	4,642	7,034
Net charge-offs	(7,590)	(10,461)	508	207	(2,529)	(19,865)
Ending balance	$48,906	$54,277	$33,002	$5,535	$7,838	$149,558
June 30, 2016
Beginning balance	$42,993	$54,696	$24,313	$4,659	$9,198	$135,859
Provision for loan losses	9,683	29,401	2,199	(897)	(2,697)	37,689
Charge-offs	(6,718)	(17,760)	(47)	(177)	(5,976)	(30,678)
Recoveries	1,620	2	598	350	4,274	6,844
Net charge-offs	(5,098)	(17,758)	551	173	(1,702)	(23,834)
Ending balance	$47,578	$66,339	$27,063	$3,935	$4,799	$149,714

Note 4 - Goodwill and Other Intangible Assets
Goodwill and other intangible assets are presented in the table below.

	June 30, 2017	December 31, 2016
Goodwill	$654,952	$654,952
Other intangible assets:
Core deposits	$4,636	$5,298
Customer relationships	1,188	1,410
Non-compete agreements	56	68
	$5,880	$6,776
The estimated aggregate future amortization expense for intangible assets remaining as of June 30, 2017 is as follows:

Remainder of 2017	$807
2018	1,424
2019	1,167
2020	918
2021	697
Thereafter	867
$5,880
Note 5 - Deposits
Deposits were as follows:

	June 30, 2017	Percentage of Total	December 31, 2016	Percentage of Total
Non-interest-bearing demand deposits:
Commercial and individual	$10,076,475	39.3%	$9,670,989	37.5%
Correspondent banks	259,686	1.0	280,751	1.1
Public funds	371,204	1.5	561,629	2.2
Total non-interest-bearing demand deposits	10,707,365	41.8	10,513,369	40.8
Interest-bearing deposits:
Private accounts:
Savings and interest checking	6,349,462	24.8	6,436,065	24.9
Money market accounts	7,403,054	28.9	7,486,431	29.0
Time accounts of $100,000 or more	432,406	1.7	460,028	1.8
Time accounts under $100,000	327,228	1.3	338,714	1.3
Total private accounts	14,512,150	56.7	14,721,238	57.0
Public funds:
Savings and interest checking	299,505	1.2	446,872	1.7
Money market accounts	77,361	0.3	113,669	0.4
Time accounts of $100,000 or more	16,426	—	15,748	0.1
Time accounts under $100,000	766	—	679	—
Total public funds	394,058	1.5	576,968	2.2
Total interest-bearing deposits	14,906,208	58.2	15,298,206	59.2
Total deposits	$25,613,573	100.0%	$25,811,575	100.0%
The following table presents additional information about our deposits:

	June 30, 2017	December 31, 2016
Deposits from foreign sources (primarily Mexico)	$728,350	$776,003
Deposits not covered by deposit insurance	12,708,257	12,889,047

Note 6 - Borrowed Funds
Subordinated Notes Payable. In March 2017, we issued $100 million of 4.50% subordinated notes that mature on March 17, 2027. The notes, which qualify as Tier 2 capital for Cullen/Frost, bear interest at the rate of 4.50% per annum, payable semi-annually on each March 17 and September 17. The notes are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries. Unamortized debt issuance costs related to these notes, totaled approximately $1.5 million at June 30, 2017. Proceeds from sale of the notes were used for general corporate purposes.
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
Financial instruments with off-balance-sheet risk were as follows:

	June 30, 2017	December 31, 2016
Commitments to extend credit	$7,616,002	$7,476,420
Standby letters of credit	240,612	239,482
Deferred standby letter of credit fees	2,010	2,054
Lease Commitments. We lease certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $7.5 million and $15.3 million during the three and six months ended June 30, 2017 and $7.3 million and $14.5 million during the three and six months ended June 30, 2016. There has been no significant change in our expected future minimum lease payments since December 31, 2016. See the 2016 Form 10-K for information regarding these commitments.
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
Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. For Cullen/Frost, additional Tier 1 capital at June 30, 2017 and December 31, 2016 includes $144.5 million of 5.375% non-cumulative perpetual preferred stock. Frost Bank did not have any additional Tier 1 capital beyond Common Equity Tier 1 at June 30, 2017 or December 31, 2016.
Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both Cullen/Frost and Frost Bank includes a permissible portion of the allowance for loan losses. Tier 2 capital for Cullen/Frost also includes $100.0 million of qualified subordinated debt at June 30, 2017 and $133.0 million of trust preferred securities at both June 30, 2017 and December 31, 2016.

The following table presents actual and required capital ratios for Cullen/Frost and Frost Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2017 and December 31, 2016 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. See the 2016 Form 10-K for a more detailed discussion of the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
June 30, 2017
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$2,385,585	12.81%	$1,070,444	5.75%	$1,303,367	7.00%	$1,210,067	6.50%
Frost Bank	2,401,554	12.94	1,067,432	5.75	1,299,400	7.00	1,206,662	6.50
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	2,530,071	13.59	1,349,691	7.25	1,582,296	8.50	1,489,314	8.00
Frost Bank	2,401,554	12.94	1,345,892	7.25	1,577,843	8.50	1,485,123	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	2,912,629	15.65	1,722,019	9.25	1,954,601	10.50	1,861,642	10.00
Frost Bank	2,551,112	13.74	1,717,173	9.25	1,949,100	10.50	1,856,403	10.00
Leverage Ratio
Cullen/Frost	2,530,071	8.61	1,174,957	4.00	1,174,910	4.00	1,468,696	5.00
Frost Bank	2,401,554	8.18	1,173,726	4.00	1,173,679	4.00	1,467,157	5.00
December 31, 2016
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$2,239,186	12.52%	$916,360	5.125%	$1,251,425	7.00%	$1,162,213	6.50%
Frost Bank	2,296,480	12.88	913,460	5.125	1,247,463	7.00	1,158,535	6.50
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	2,383,672	13.33	1,184,563	6.625	1,519,587	8.50	1,430,416	8.00
Frost Bank	2,296,480	12.88	1,180,814	6.625	1,514,776	8.50	1,425,889	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	2,669,717	14.93	1,542,168	8.625	1,877,137	10.50	1,788,020	10.00
Frost Bank	2,449,525	13.74	1,537,286	8.625	1,871,194	10.50	1,782,361	10.00
Leverage Ratio
Cullen/Frost	2,383,672	8.14	1,171,682	4.00	1,171,573	4.00	1,464,602	5.00
Frost Bank	2,296,480	7.85	1,170,249	4.00	1,170,141	4.00	1,462,812	5.00
As of June 30, 2017, capital levels at Cullen/Frost and Frost Bank exceed all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis. Based on the ratios presented above, capital levels as of June 30, 2017 at Cullen/Frost and Frost Bank exceed the minimum levels necessary to be considered “well capitalized.”
Cullen/Frost and Frost Bank are subject to the regulatory capital requirements administered by the Federal Reserve Board and, for Frost Bank, the Federal Deposit Insurance Corporation (“FDIC”). Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of June 30, 2017, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.
Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On October 27, 2016, our board of directors authorized a $100.0 million stock repurchase program, allowing us to repurchase shares of our common stock over a two-year period from time to time at various prices in the open market or through private transactions. As of June 30, 2017, no shares have been repurchased under the plan.
Dividend Restrictions. In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well capitalized” status, at June 30, 2017, Frost Bank could pay aggregate dividends of up to $420.6 million to Cullen/Frost without prior regulatory approval.
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

	June 30, 2017		December 31, 2016
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivatives designated as hedges of fair value:
Financial institution counterparties:
Loan/lease interest rate swaps – assets	$40,089	$312	$41,818	$368
Loan/lease interest rate swaps – liabilities	14,921	(910)	18,812	(1,278)
Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan/lease interest rate swaps – assets	211,908	2,357	206,745	2,649
Loan/lease interest rate swaps – liabilities	681,298	(23,602)	694,965	(25,466)
Loan/lease interest rate caps – assets	114,866	687	85,966	575
Customer counterparties:
Loan/lease interest rate swaps – assets	681,298	23,602	694,965	25,467
Loan/lease interest rate swaps – liabilities	211,908	(2,357)	206,745	(2,649)
Loan/lease interest rate caps – liabilities	114,866	(687)	85,966	(575)

The weighted-average rates paid and received for interest rate swaps outstanding at June 30, 2017 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Fair value hedge loan/lease interest rate swaps	2.34%	1.17%
Non-hedging interest rate swaps – financial institution counterparties	3.99%	2.77%
Non-hedging interest rate swaps – customer counterparties	2.77%	3.99%
The weighted-average strike rate for outstanding interest rate caps was 3.07% at June 30, 2017.
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

		June 30, 2017		December 31, 2016
	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Oil – assets	Barrels	935	$4,684	227	$206
Oil – liabilities	Barrels	178	(153)	944	(4,400)
Natural gas – assets	MMBTUs	1,061	109	—	—
Natural gas – liabilities	MMBTUs	938	(85)	1,299	(1,357)
Customer counterparties:
Oil – assets	Barrels	178	163	944	4,580
Oil – liabilities	Barrels	935	(4,466)	227	(206)
Natural gas – assets	MMBTUs	938	87	1,299	1,393
Natural gas – liabilities	MMBTUs	1,061	(103)	—	—
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

		June 30, 2017		December 31, 2016
	Notional Currency	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Forward contracts – assets	EUR	497	$9	—	$—
Forward contracts – assets	GBP	217	5	—	—
Forward contracts – liabilities	EUR	1,194	(9)	870	(9)
Forward contracts – liabilities	CAD	538	(3)	2,214	(21)
Forward contracts – liabilities	GBP	2,434	(20)	419	(3)
Customer counterparties:
Forward contracts – assets	CAD	536	5	2,205	29
Forward contracts – liabilities	EUR	500	(6)	—	—
Forward contracts – liabilities	GBP	219	(3)	—	—

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
Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Commercial loan/lease interest rate swaps:
Amount of gain (loss) included in interest income on loans	$(198)	$(388)	$(443)	$(726)
Amount of (gain) loss included in other non-interest expense	(2)	(7)	(3)	(7)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Non-hedging interest rate derivatives:
Other non-interest income	$607	$979	$977	$1,414
Other non-interest expense	2	—	1	—
Non-hedging commodity derivatives:
Other non-interest income	104	13	156	145
Non-hedging foreign currency derivatives:
Other non-interest income	9	8	18	14
Counterparty Credit Risk. Our credit exposure relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with bank customers was approximately $23.5 million at June 30, 2017. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. Our credit exposure, net of collateral pledged, relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with upstream financial institution counterparties was approximately $8.9 million at June 30, 2017. This amount was primarily related to excess collateral we posted to counterparties. Collateral levels for upstream financial institution counterparties are monitored and adjusted as necessary. See Note 10 – Balance Sheet Offsetting and Repurchase Agreements for additional information regarding our credit exposure with upstream financial institution counterparties.
The aggregate fair value of securities we posted as collateral related to derivative contracts totaled $13.1 million at June 30, 2017. At such date, we also had $14.2 million in cash collateral on deposit with other financial institution counterparties.

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
Information about financial instruments that are eligible for offset in the consolidated balance sheet as of June 30, 2017 is presented in the following tables.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
June 30, 2017
Financial assets:
Derivatives:
Loan/lease interest rate swaps and caps	$3,356	$—	$3,356
Commodity swaps and options	4,793	—	4,793
Foreign currency forward contracts	14	—	14
Total derivatives	8,163	—	8,163
Resell agreements	9,642	—	9,642
Total	$17,805	$—	$17,805
Financial liabilities:
Derivatives:
Loan/lease interest rate swaps	$24,512	$—	$24,512
Commodity swaps and options	238	—	238
Foreign currency forward contracts	32	—	32
Total derivatives	24,782	—	24,782
Repurchase agreements	919,017	—	919,017
Total	$943,799	$—	$943,799

		Gross Amounts Not Offset
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
June 30, 2017
Financial assets:
Derivatives:
Counterparty A	$413	$(413)	$—	$—
Counterparty B	1,896	(1,896)	—	—
Counterparty C	979	(979)	—	—
Counterparty D	1,610	(1,610)	—	—
Other counterparties	3,265	(848)	(2,028)	389
Total derivatives	8,163	(5,746)	(2,028)	389
Resell agreements	9,642	—	(9,642)	—
Total	$17,805	$(5,746)	$(11,670)	$389
Financial liabilities:
Derivatives:
Counterparty A	$9,644	$(413)	$(9,231)	$—
Counterparty B	3,737	(1,896)	(1,841)	—
Counterparty C	1,260	(979)	(9)	272
Counterparty D	8,004	(1,610)	(6,394)	—
Other counterparties	2,137	(848)	(1,278)	11
Total derivatives	24,782	(5,746)	(18,753)	283
Repurchase agreements	919,017	—	(919,017)	—
Total	$943,799	$(5,746)	$(937,770)	$283

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
The remaining contractual maturity of repurchase agreements in the consolidated balance sheets as of June 30, 2017 and December 31, 2016 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
June 30, 2017
Repurchase agreements:
U.S. Treasury	$842,269	$—	$—	$—	$842,269
Residential mortgage-backed securities	76,748	—	—	—	76,748
Total borrowings	$919,017	$—	$—	$—	$919,017
Gross amount of recognized liabilities for repurchase agreements					$919,017
Amounts related to agreements not included in offsetting disclosures above					$—

December 31, 2016
Repurchase agreements:
U.S. Treasury	$841,475	$—	$—	$—	$841,475
Residential mortgage-backed securities	121,842	—	—	—	121,842
Total borrowings	$963,317	$—	$—	$—	$963,317
Gross amount of recognized liabilities for repurchase agreements					$963,317
Amounts related to agreements not included in offsetting disclosures above					$—
Note 11 - Stock-Based Compensation
A combined summary of activity in our active stock plans is presented in the table. Performance stock units outstanding are presented assuming attainment of the maximum payout rate as set forth by the performance criteria. The target award level for performance stock units granted in 2016 was 29,240. As of June 30, 2017, there were 1,480,137 shares remaining available for grant for future stock-based compensation awards.

	Director Deferred Stock Units Outstanding		Non-Vested Stock Awards/Stock Units Outstanding		Performance Stock Units Outstanding		Stock Options Outstanding
	Number of Units	Weighted- Average Fair Value at Grant	Number of Shares/Units	Weighted- Average Fair Value at Grant	Number of Units	Weighted- Average Fair Value at Grant	Number of Shares	Weighted- Average Exercise Price
Balance, January 1, 2017	53,659	$61.48	256,850	$73.43	43,860	$69.70	4,089,028	$62.67
Authorized	—	—	—	—	—	—	—	—
Granted	5,447	95.37	—	—	—	—	—	—
Exercised/vested	(6,098)	62.29	(1,730)	76.07	—	—	(744,247)	59.32
Forfeited/expired	—	—	(870)	76.07	—	—	(33,492)	69.35
Balance, June 30, 2017	53,008	$64.87	254,250	$73.40	43,860	$69.70	3,311,289	$63.36

Shares issued in connection with stock compensation awards are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. Shares issued in connection with stock compensation awards along with other related information were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
New shares issued from available authorized shares	310,021	—	593,363	—
Issued from available treasury stock	—	65,200	158,712	67,075
Total	310,021	65,200	752,075	67,075

Proceeds from stock option exercises	$19,402	$3,490	$44,149	$3,586
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
Stock-based compensation expense and the related income tax benefit is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	$1,573	$2,117	$3,360	$4,242
Non-vested stock awards/stock units	901	358	1,934	715
Director deferred stock units	519	520	519	520
Performance stock units	195	—	478	—
Total	$3,188	$2,995	$6,291	$5,477
Income tax benefit	$1,116	$1,048	$2,202	$1,917
Unrecognized stock-based compensation expense at June 30, 2017 is presented in the table below. Unrecognized stock-based compensation expense related to performance stock units is presented assuming attainment of the maximum payout rate as set forth by the performance criteria.

Stock options	$8,694
Non-vested stock awards/stock units	8,413
Performance stock units	2,579
Total	$19,686

Note 12 - Earnings Per Common Share
Earnings per common share is computed using the two-class method as more fully described in our 2016 Form 10-K. The following table presents a reconciliation of net income available to common shareholders, net earnings allocated to common stock and the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$85,553	$71,507	$170,494	$140,323
Less: Preferred stock dividends	2,015	2,015	4,031	4,031
Net income available to common shareholders	83,538	69,492	166,463	136,292
Less: Earnings allocated to participating securities	436	252	871	487
Net earnings allocated to common stock	$83,102	$69,240	$165,592	$135,805

Distributed earnings allocated to common stock	$36,545	$33,463	$71,020	$66,285
Undistributed earnings allocated to common stock	46,557	35,777	94,572	69,520
Net earnings allocated to common stock	$83,102	$69,240	$165,592	$135,805

Weighted-average shares outstanding for basic earnings per common share	64,061,264	61,959,411	63,900,620	61,944,438
Dilutive effect of stock compensation	974,067	497,532	988,198	267,632
Weighted-average shares outstanding for diluted earnings per common share	65,035,331	62,456,943	64,888,818	62,212,070
Note 13 - Defined Benefit Plans
The components of the combined net periodic expense (benefit) for our defined benefit pension plans are presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expected return on plan assets, net of expenses	$(2,780)	$(2,889)	$(5,559)	$(5,779)
Interest cost on projected benefit obligation	1,548	1,749	3,095	3,498
Net amortization and deferral	1,358	1,553	2,715	3,106
SERP settlement costs	—	187	—	187
Net periodic expense (benefit)	$126	$600	$251	$1,012
Our non-qualified defined benefit pension plan is not funded. No contributions to the qualified defined benefit pension plan were made during the six months ended June 30, 2017. We do not expect to make any contributions to the qualified defined benefit plan during the remainder of 2017.
Note 14 - Income Taxes
Income tax expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Current income tax expense	$13,710	$13,616	$29,412	$27,403
Deferred income tax expense (benefit)	128	(5,238)	(4,173)	(9,633)
Income tax expense, as reported	$13,838	$8,378	$25,239	$17,770

Effective tax rate	13.9%	10.5%	12.9%	11.2%
Net deferred tax assets totaled $27.0 million at June 30, 2017 and $63.7 million at December 31, 2016. No valuation allowance for deferred tax assets was recorded at June 30, 2017 as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies and the income tax effects associated with stock-based compensation. There were no unrecognized tax benefits during any of the reported periods. Interest and/or penalties related to income taxes are reported as a component of income tax expense. Such amounts were not significant during the reported periods.
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

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$90,390	$31,636	$58,754	$165,288	$57,851	$107,437
Change in net unrealized gain on securities transferred to held to maturity	(3,860)	(1,351)	(2,509)	(9,185)	(3,215)	(5,970)
Reclassification adjustment for net (gains) losses included in net income	50	18	32	—	—	—
Total securities available for sale and transferred securities	86,580	30,303	56,277	156,103	54,636	101,467
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	—	—	—	(862)	(302)	(560)
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	1,358	475	883	1,740	609	1,131
Total defined-benefit post-retirement benefit plans	1,358	475	883	878	307	571
Total other comprehensive income (loss)	$87,938	$30,778	$57,160	$156,981	$54,943	$102,038

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$124,201	$43,470	$80,731	$287,506	$100,627	$186,879
Change in net unrealized gain on securities transferred to held to maturity	(10,146)	(3,551)	(6,595)	(17,351)	(6,073)	(11,278)
Reclassification adjustment for net (gains) losses included in net income	50	18	32	(14,903)	(5,216)	(9,687)
Total securities available for sale and transferred securities	114,105	39,937	74,168	255,252	89,338	165,914
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	—	—	—	(862)	(302)	(560)
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	2,715	950	1,765	3,293	1,153	2,140
Total defined-benefit post-retirement benefit plans	2,715	950	1,765	2,431	851	1,580
Total other comprehensive income (loss)	$116,820	$40,887	$75,933	$257,683	$90,189	$167,494

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available For Sale	Defined Benefit Plans	Accumulated Other Comprehensive Income
Balance January 1, 2017	$16,153	$(40,776)	$(24,623)
Other comprehensive income (loss) before reclassifications	74,136	—	74,136
Amounts reclassified from accumulated other comprehensive income (loss)	32	1,765	1,797
Net other comprehensive income (loss) during period	74,168	1,765	75,933
Balance at June 30, 2017	$90,321	$(39,011)	$51,310

Balance January 1, 2016	$160,611	$(46,748)	$113,863
Other comprehensive income (loss) before reclassifications	175,601	(560)	175,041
Amounts reclassified from accumulated other comprehensive income (loss)	(9,687)	2,140	(7,547)
Net other comprehensive income (loss) during period	165,914	1,580	167,494
Balance at June 30, 2016	$326,525	$(45,168)	$281,357
Note 16 – Operating Segments
We are managed under a matrix organizational structure whereby our two primary operating segments, Banking and Frost Wealth Advisors, overlap a regional reporting structure. See our 2016 Form 10-K for additional information regarding our operating segments. Summarized operating results by segment were as follows:

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
Revenues from (expenses to) external customers:
Three months ended:
June 30, 2017	$261,250	$36,712	$(2,094)	$295,868
June 30, 2016	237,444	32,225	(1,150)	268,519
Six months ended:
June 30, 2017	$520,161	$71,300	$(3,384)	$588,077
June 30, 2016	492,717	63,948	(2,279)	554,386
Net income (loss):
Three months ended:
June 30, 2017	$81,529	$6,279	$(2,255)	$85,553
June 30, 2016	68,223	4,860	(1,576)	71,507
Six months ended:
June 30, 2017	$162,398	$11,573	$(3,477)	$170,494
June 30, 2016	134,190	9,012	(2,879)	140,323

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
Financial Assets and Financial Liabilities. The table below summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy of ASC Topic 820 utilized to measure fair value.

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
June 30, 2017
Securities available for sale:
U.S. Treasury	$4,224,254	$—	$—	$4,224,254
Residential mortgage-backed securities	—	705,621	—	705,621
States and political subdivisions	—	5,811,342	—	5,811,342
Other	—	42,520	—	42,520
Trading account securities:
U.S. Treasury	17,726	—	—	17,726
States and political subdivisions	—	9,874	—	9,874
Derivative assets:
Interest rate swaps, caps and floors	—	26,958	—	26,958
Commodity swaps and options	—	5,043	—	5,043
Foreign currency forward contracts	19	—	—	19
Derivative liabilities:
Interest rate swaps, caps and floors	—	27,556	—	27,556
Commodity swaps and options	—	4,807	—	4,807
Foreign currency forward contracts	41	—	—	41
December 31, 2016
Securities available for sale:
U.S. Treasury	$4,019,731	$—	$—	$4,019,731
Residential mortgage-backed securities	—	785,167	—	785,167
States and political subdivisions	—	5,355,885	—	5,355,885
Other	—	42,494	—	42,494
Trading account securities:
U.S. Treasury	16,594	—	—	16,594
States and political subdivisions	—	109	—	109
Derivative assets:
Interest rate swaps, caps and floors	—	29,059	—	29,059
Commodity swaps and options	—	6,179	—	6,179
Foreign currency forward contracts	29	—	—	29
Derivative liabilities:
Interest rate swaps, caps and floors	—	29,968	—	29,968
Commodity swaps and options	—	5,963	—	5,963
Foreign currency forward contracts	33	—	—	33

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

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Level 2	Level 3	Level 2	Level 3
Carrying value of impaired loans before allocations	$—	$21,686	$—	$11,183
Specific valuation allowance (allocations) reversals of prior allocations	—	(561)	—	(2,944)
Fair value	$—	$21,125	$—	$8,239
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

	Six Months Ended June 30, 2017
	2017	2016
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$—	$425
Charge-offs recognized in the allowance for loan losses	—	(3)
Fair value	$—	$422
Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$89	$—
Write-downs included in other non-interest expense	(16)	—
Fair value	$73	$—
Financial Instruments Reported at Amortized Cost. The estimated fair values of financial instruments that are reported at amortized cost in our consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	June 30, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$3,706,315	$3,706,315	$4,141,445	$4,141,445
Securities held to maturity	1,596,262	1,630,665	2,250,460	2,262,747
Cash surrender value of life insurance policies	178,987	178,987	177,884	177,884
Accrued interest receivable	157,151	157,151	156,714	156,714
Level 3 inputs:
Loans, net	12,362,780	12,384,234	11,822,347	11,903,956
Financial liabilities:
Level 2 inputs:
Deposits	25,613,573	25,608,770	25,811,575	25,812,039
Federal funds purchased and repurchase agreements	924,867	924,867	976,992	976,992
Junior subordinated deferrable interest debentures	136,155	137,115	136,127	137,115
Subordinated notes payable and other borrowings	98,473	102,280	99,990	100,000
Accrued interest payable	2,307	2,307	1,204	1,204

Note 18 - Accounting Standards Updates
Information about certain recently issued accounting standards updates is presented below. Also refer to Note 21 - Accounting Standards Updates in our 2016 Form 10-K for additional information related to previously issued accounting standards updates.
Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 was originally going to be effective for us on January 1, 2017; however, the FASB recently issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date" which deferred the effective date of ASU 2014-09 by one year to January 1, 2018. Our revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. We expect that ASU 2014-09 will require us to change how we recognize certain recurring revenue streams within trust and investment management fees, insurance commissions and fees and other categories of non-interest income; however, we do not expect these changes to have a significant impact on our financial statements. We expect to adopt the standard in the first quarter of 2018 with a cumulative effect adjustment to opening retained earnings, if such adjustment is deemed to be significant.
ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates Step 2 from the goodwill impairment test which required entities to compute the implied fair value of goodwill. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 will be effective for us on January 1, 2020, with early adoption permitted for interim or annual impairment tests beginning in 2017. ASU 2017-04 is not expected to have a significant impact on our financial statements.
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
ASU 2017-08 ,“Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium to require such premiums to be amortized to the earliest call date unless applicable guidance related to certain pools of securities is applied to consider estimated prepayments. Under prior guidance, entities were generally required to amortize premiums on individual, non-pooled callable debt securities as a yield adjustment over the contractual life of the security. ASU 2017-08 does not change the accounting for callable debt securities held at a discount. ASU 2017-08 will be effective for us on January 1, 2019, with early adoption permitted. We are currently evaluating the potential impact of ASU 2017-08 on our financial statements.
ASU 2017-09, “Compensation-Stock Compensation (Topic 718)- Scope of Modification Accounting.” ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the award's fair value, (ii) the award's vesting conditions and (iii) the award's classification as an equity or liability instrument. ASU 2017-09 will be effective for us on January 1, 2018 and is not expected to have a significant impact on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Review
Cullen/Frost Bankers, Inc.
The following discussion should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2016, and the other information included in the 2016 Form 10-K. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results for the year ending December 31, 2017 or any future period.
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

Results of Operations
Net income available to common shareholders totaled $83.5 million, or $1.29 per diluted common share and $166.5 million, or $2.57 per diluted common share, for the three and six months ended June 30, 2017 compared to $69.5 million, or $1.11 per diluted common share, and $136.3 million, or $2.19 per diluted common share, for the three and six months ended June 30, 2016.
Selected data for the comparable periods was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Taxable-equivalent net interest income	$258,020	$230,158	$510,413	$459,331
Taxable-equivalent adjustment	43,232	39,656	87,116	79,105
Net interest income	214,788	190,502	423,297	380,226
Provision for loan losses	8,426	9,189	16,378	37,689
Net interest income after provision for loan losses	206,362	181,313	406,919	342,537
Non-interest income	81,080	78,017	164,780	174,160
Non-interest expense	188,051	179,445	375,966	358,604
Income before income taxes	99,391	79,885	195,733	158,093
Income taxes	13,838	8,378	25,239	17,770
Net income	85,553	71,507	170,494	140,323
Preferred stock dividends	2,015	2,015	4,031	4,031
Net income available to common shareholders	$83,538	$69,492	$166,463	$136,292
Earnings per common share – basic	$1.30	$1.12	$2.59	$2.19
Earnings per common share – diluted	1.29	1.11	2.57	2.19
Dividends per common share	0.57	0.54	1.11	1.07
Return on average assets	1.11%	0.99%	1.11%	0.97%
Return on average common equity	11.07	9.70	11.31	9.63
Average shareholders’ equity to average assets	10.53	10.71	10.33	10.62
Net income available to common shareholders increased $14.0 million, or 20.2% for the three months ended June 30, 2017 and increased $30.2 million, or 22.1% for the six months ended June 30, 2017 compared to the same periods in 2016. The increase during the three months ended June 30, 2017 was primarily the result of a $24.3 million increase in net interest income and a $3.1 million increase in non-interest income partly offset by an $8.6 million increase in non-interest expense and a $5.5 million increase in income tax expense. The increase during the six months ended June 30, 2017 was primarily the result of a $43.1 million increase in net interest income and a $21.3 million decrease in the provision for loan losses partly offset by a $17.4 million increase in non-interest expense, a $9.4 million decrease in non-interest income and a $7.5 million increase in income tax expense.
Details of the changes in the various components of net income are further discussed below.
Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 72.0% of total revenue during the first six months of 2017. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.
The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, remained at 3.50% during most of 2016. In December 2016, the prime rate increased 25 basis points to 3.75% and remained at that level until March 2017, when the prime rated increased another 25 basis points to 4.00%. In June 2017, the prime rate increased an additional 25 basis points to 4.25%. Our loan portfolio is also impacted by changes in the London Interbank Offered Rate (LIBOR). At June 30, 2017, the one-month and three-month U.S. dollar LIBOR interest rates were 1.22% and 1.30%, respectively, while at June 30, 2016, the one-month and three-month U.S. dollar LIBOR interest rates were 0.46% and 0.65%, respectively. The effective federal funds rate, which is the cost of immediately available overnight funds, remained at 0.50% during most of 2016. In December 2016, the effective federal funds rate increased 25 basis points to 0.75% and remained at that level until March 2017, when the effective federal funds rate increased another 25 basis points to 1.00%. In June 2017, the effective federal funds rate was increased an additional 25 basis points to 1.25%.

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

	Three Months Ended
	June 30, 2017 vs. June 30, 2016
	Increase (Decrease) Due to Change in
	Rate	Volume	Number of Days	Total
Interest-bearing deposits	$4,688	$786	$—	$5,474
Federal funds sold and resell agreements	80	24	—	104
Securities:
Taxable	(1,520)	(484)	—	(2,004)
Tax-exempt	(4,283)	12,444	—	8,161
Loans, net of unearned discounts	9,818	7,846	—	17,664
Total earning assets	8,783	20,616	—	29,399
Savings and interest checking	—	13	—	13
Money market deposit accounts	98	(3)	—	95
Time accounts	52	(14)	—	38
Public funds	256	(2)	—	254
Federal funds purchased and repurchase agreements	116	19	—	135
Junior subordinated deferrable interest debentures	159	—	—	159
Subordinated notes payable and other notes	848	(5)	—	843
Total interest-bearing liabilities	1,529	8	—	1,537
Net change	$7,254	$20,608	$—	$27,862

	Six Months Ended
	June 30, 2017 vs. June 30, 2016
	Increase (Decrease) Due to Change in
	Rate	Volume	Number of Days	Total
Interest-bearing deposits	$7,254	$1,443	$(40)	$8,657
Federal funds sold and resell agreements	111	43	(1)	153
Securities:
Taxable	(3,354)	879	(201)	(2,676)
Tax-exempt	(6,540)	25,847	—	19,307
Loans, net of unearned discounts	15,005	13,832	(1,256)	27,581
Total earning assets	12,476	42,044	(1,498)	53,022
Savings and interest checking	—	34	(3)	31
Money market deposit accounts	54	—	(13)	41
Time accounts	80	(24)	(3)	53
Public funds	359	(2)	(1)	356
Federal funds purchased and repurchase agreements	179	40	(1)	218
Junior subordinated deferrable interest debentures	316	1	—	317
Subordinated notes payable and other notes	1,056	(132)	—	924
Total interest-bearing liabilities	2,044	(83)	(21)	1,940
Net change	$10,432	$42,127	$(1,477)	$51,082
Taxable-equivalent net interest income for the three months ended June 30, 2017 increased $27.9 million, or 12.1%, while taxable-equivalent net interest income for the six months ended June 30, 2017 increased $51.1 million, or 11.1%, compared to the same periods in 2016. Taxable-equivalent net interest income for the six months ended June 30, 2017 included 181 days compared to 182 days for the same period in 2016 as a result of the leap year. The additional day added approximately $1.5 million to taxable-equivalent net interest income during the six months ended June 30, 2016. Excluding the impact of the additional day results in an effective increase in taxable-equivalent net interest income of approximately $52.6 million during the six months ended June 30, 2017. The increases in taxable-equivalent net interest income during the three and six months ended June 30, 2017, excluding the impact of the aforementioned additional day during the six months ended June 30, 2016, were primarily related to the impact of increases in the average volume of tax-exempt securities and loans as well as increases in the average yields on loans and interest-bearing deposits partly offset by the impact of decreases in the average yields on tax-exempt and taxable securities. The average volume of interest-earning assets for the three months ended June 30, 2017 increased $1.9 billion, while the average volume of interest-earning assets during the six months ended June 30, 2017 increased $2.0 billion compared to the same periods in 2016. The increase in average earning assets during the three months ended June 30, 2017, included a $775.4 million increase in average tax-exempt securities, a $737.6 million increase in average loans and a $536.1 million increase in average interest-bearing deposits partly offset by a $179.3 million decrease in average taxable securities. The increase in average earning assets during the six months ended June 30, 2017, included a $786.2 million increase in average tax-exempt securities, a $665.3 million increase in average loans, a $497.9 million increase in average interest-bearing deposits and a $12.2 million increase in average taxable securities.
The net interest margin increased 13 basis points from 3.57% during the three months ended June 30, 2016 to 3.70% during the three months ended June 30, 2017 and increased 9 basis points from 3.58% during the six months ended June 30, 2016 to 3.67% during the six months ended June 30, 2017. The increases in the net interest margin during the three and six months ended June 30, 2017 were primarily due to increases in the average yield on interest earning assets. The average yield on interest-earning assets increased 14 basis points from 3.62% during the three months ended June 30, 2016 to 3.76% during the three months ended June 30, 2017 and increased 10 basis points from 3.62% during the six months ended June 30, 2016 to 3.72% during the six months ended June 30, 2017. The increases in the average yield on interest earning assets during the three and six months ended June 30, 2017 were mostly due to increases in the average yields on interest-bearing deposits and loans. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets.
The average yield on loans increased 25 basis points from 3.99% during the first six months of 2016 to 4.24% during the first six months of 2017. The average yield on loans was positively impacted by increases in market interest rates compared to the same period in 2016, as discussed above. The average volume of loans during the first six months of 2017 increased $665.3 million, or 5.8%, compared to the same period in 2016. Loans made up approximately 43.5% of average interest-earning assets during the first six months of 2017 compared to 44.2% during the same period in 2016.

The average yield on securities was 3.96% during the first six months of 2017, decreasing 7 basis points from 4.03% during the first six months of 2016. Despite the fact that the average yield on taxable securities decreased 14 basis points from 2.05% during the first six months of 2016 to 1.91% during the first six months of 2017 and the average yield on tax-exempt securities decreased 20 basis point from 5.61% during the first six months of 2016 to 5.41% during the first six months of 2017, the overall average yield on securities only decreased 7 basis points because of a higher proportion of average securities invested in higher yielding tax-exempt securities during the first six months of 2017 compared to the same period in 2016. Tax exempt securities made up approximately 58.4% of total average securities during the first six months of 2017, compared to 55.7% during the same period in 2016. The average volume of total securities during the first six months of 2017 increased $798.4 million, or 6.8%, compared to the same period in 2016. Securities made up approximately 44.5% of average interest-earning assets during the first six months of 2017 compared to 44.8% during the same period in 2016.
Average federal funds sold, resell agreements and interest-bearing deposits during the first six months of 2017 increased $509.3 million compared to the same period in 2016.The increase in average federal funds sold, resell agreements and interest-bearing deposits was primarily related to growth in average deposits. Federal funds sold, resell agreements and interest-bearing deposits made up approximately 12.1% of average interest-earning assets during the first six months of 2017 compared to 11.0% during the same period in 2016. The combined average yield on federal funds sold, resell agreements and interest-bearing deposits was 0.96% during the first six months of 2017 compared to 0.52% during the same period in 2016. As discussed above, the effective federal funds rate increased from 0.50% to 0.75% in December 2016, increased from 0.75% to 1.00% in March 2017 and increased from 1.00% to 1.25% in June 2017.
The average rate paid on interest-bearing liabilities was 0.10% during the first six months of 2017, increasing 2 basis points from 0.08% during the same period in 2016. Average deposits increased $1.8 billion during the first six months of 2017 compared to the same period in 2016. Average non-interest-bearing deposits for the first six months of 2017 increased $871.8 million compared to the same period in 2016, while average interest-bearing deposits for the first six months of 2017 increased $879.6 million compared to the same period in 2016. The ratio of average interest-bearing deposits to total average deposits was 58.4% during the first six months of 2017 compared to 59.0% during the same period in 2016. The average cost of deposits is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-bearing deposits. The average cost of interest-bearing deposits and total deposits was 0.05% and 0.03%, respectively, during the first six months of both 2017 and 2016. The average cost of interest-bearing deposits remained flat over the comparable periods as increases in the average cost of time accounts and public funds were offset by the impact of decreases in the relative proportions of these account types as well as the relative proportion of money market accounts to total interest-bearing deposits while the relative proportion of lower cost savings and interest checking accounts increased.
Our net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.62% during the first six months of 2017 compared to 3.54% during the same period in 2016. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.
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
Provision for Loan Losses
The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb inherent losses within the existing loan portfolio. The provision for loan losses totaled $8.4 million and $16.4 million for the three and six months ended June 30, 2017 compared to $9.2 million and $37.7 million for the three and six months ended June 30, 2016. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Non-Interest Income
The components of non-interest income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Trust and investment management fees	$27,727	$26,021	$54,197	$51,355
Service charges on deposit accounts	21,198	19,865	41,967	40,229
Insurance commissions and fees	9,728	9,360	23,549	24,783
Interchange and debit card transaction fees	5,692	5,381	11,266	10,403
Other charges, commissions and fees	9,898	10,069	19,490	19,122
Net gain (loss) on securities transactions	(50)	—	(50)	14,903
Other	6,887	7,321	14,361	13,365
Total	$81,080	$78,017	$164,780	$174,160
Total non-interest income for the three and six months ended June 30, 2017 increased $3.1 million, or 3.9% and decreased $9.4 million, or 5.4%, compared to the same periods in 2016, respectively. Excluding the impact of the net gain (loss) on securities transactions, total non-interest income effectively increased $5.6 million, or 3.5% for the six months ended June 30, 2017 compared to the same period in 2016. Changes in the various components of non-interest income are discussed in more detail below.
Trust and Investment Management Fees. Trust and investment management fees for the three and six months ended June 30, 2017 increased $1.7 million, or 6.6%, and increased $2.8 million, or 5.5%, compared to the same periods in 2016, respectively. Investment fees are the most significant component of trust and investment management fees, making up approximately 82.7% and 81.2% of total trust and investment management fees for the first six months of 2017 and 2016, respectively. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees.
The increase in trust and investment management fees during the three and six months ended June 30, 2017 compared to the same period in 2016 was primarily the result of increases in trust investment fees (up $1.6 million and $3.1 million, respectively). The increase in trust investment fees during 2017 was due to higher average equity valuations and an increase in the number of accounts.
At June 30, 2017, trust assets, including both managed assets and custody assets, were primarily composed of equity securities (48.8% of assets), fixed income securities (39.4% of assets) and cash equivalents (7.3% of assets). The estimated fair value of these assets was $30.5 billion (including managed assets of $13.6 billion and custody assets of $16.9 billion) at June 30, 2017, compared to $29.3 billion (including managed assets of $13.4 billion and custody assets of $15.9 billion) at December 31, 2016 and $29.6 billion (including managed assets of $13.2 billion and custody assets of $16.5 billion) at June 30, 2016.
Service Charges on Deposit Accounts. Service charges on deposit accounts for the three months ended June 30, 2017 increased $1.3 million, or 6.7%, compared to the same period in 2016. The increase was primarily due to increases in overdraft/insufficient funds charges on consumer and commercial accounts (up $690 thousand and $169 thousand, respectively), consumer service charges (up $262 thousand) and commercial service charges (up $218 thousand). Service charges on deposit accounts for the six months ended June 30, 2017 increased $1.7 million, or 4.3%, compared to the same period in 2016. The increase was primarily due to increases in overdraft/insufficient funds charges on consumer and commercial accounts (up $1.3 million and $299 thousand, respectively) and commercial service charges (up $147 thousand). Overdraft/insufficient funds charges totaled $8.6 million ($6.6 million consumer and $2.0 million commercial) during the three months ended June 30, 2017 compared to $7.7 million ($5.9 million consumer and $1.8 million commercial) during the same period in 2016. Overdraft/insufficient funds charges totaled $17.1 million ($13.2 million consumer and $3.9 million commercial) during the six months ended June 30, 2017 compared to $15.5 million ($11.9 million consumer and $3.6 million commercial) during the same period in 2016.
Insurance Commissions and Fees. Insurance commissions and fees for the three months ended June 30, 2017 increased $368 thousand, or 3.9%, compared to the same period in 2016. The increase was related to increases in commission income (up $209 thousand) and contingent commission (up $159 thousand). Insurance commissions and fees for the six months ended June 30, 2017 decreased $1.2 million, or 5.0%, compared to the same period in 2016. The decrease was related to a decrease in contingent income (down $2.5 million) partly offset by an increase in commission income (up $1.2 million). Insurance commissions and fees include contingent commissions totaling $692 thousand and $3.0 million during the three and six months ended June 30, 2017, respectively, and $533 thousand and $5.5 million during the same periods in 2016. Contingent income primarily consists of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. These performance related contingent payments are seasonal in nature and are mostly received during the first quarter of each year. These commissions totaled $2.0 million and $4.4 million during the six months ended June 30, 2017 and 2016, respectively. The decrease in performance related contingent income during 2017 was primarily related to a lack of growth within the portfolio and a deterioration in the loss performance of insurance policies previously placed. Contingent income also includes amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. These benefit plan related contingent commissions totaled $398 thousand and $1.0 million during the three and six months ended June 30, 2017 and $461 thousand and $1.1 million during the three and six months ended June 30, 2016. The increases in commission income during the three and six months ended June 30, 2016 were primarily related to increases in benefit plan commissions due to increased business volumes.
Interchange and Debit Card Transaction Fees. Interchange fees, or “swipe” fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Interchange and debit card transaction fees consist of income from check card usage, point of sale income from PIN-based debit card transactions and ATM service fees. Interchange and debit card transaction fees for the three and six months ended June 30, 2017 increased $311 thousand, or 5.8%, and $863 thousand, or 8.3%, compared to the three and six months ended June 30, 2016. The increases were primarily due to increases in income from debit card transactions (up $264 thousand and $663 thousand for the three and six months ended June 30, 2017, respectively) and ATM service fees (up $48 thousand and $200 thousand for the three and six months ended June 30, 2017, respectively). The increases were primarily related to increased transaction volumes.
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
Other Charges, Commissions and Fees. Other charges, commissions and fees for the three months ended June 30, 2017 decreased $171 thousand, or 1.7%, compared to the same period in 2016. The decrease was primarily due to decreases in income from corporate finance and capital market advisory services (down $258 thousand), loan processing fees (down $256 thousand) and other service charges (down $209 thousand), among other things. These decreases were partly offset by increases in income related to the sale of mutual funds (up $325 thousand) and income from the sale of annuities (up $318 thousand), among other things. Fluctuations in the aforementioned items were due to fluctuations in business volumes. Other charges, commissions and fees for the six months ended June 30, 2017 increased $368 thousand, or 1.9%, compared to the same period in 2016. The increase included increases in income related to the sale of mutual funds (up $784 thousand), wire transfer fees (up $185 thousand) and loan processing fees (up $140 thousand), among other things. These increases were partly offset by decreases in income from corporate finance and capital market advisory services (down $367 thousand) and human resources consulting fee income (down $326 thousand), among other things. Human resources consulting fee income decreased as we no longer provide these services. Changes in the other aforementioned categories of other charges, commissions and fees were due to fluctuations in business volumes.
Net Gain/Loss on Securities Transactions. During the six months ended June 30, 2017, we sold U.S Treasury securities with an amortized cost totaling $8.2 billion and realized a net loss of $50 thousand on those sales. The sales were primarily related to securities purchased during 2017 and subsequently sold in connection with our tax planning strategies related to the Texas franchise tax. The gross proceeds from the sales of these securities outside of Texas are included in total revenues/receipts from all sources reported for Texas franchise tax purposes, which results in a reduction in the overall percentage of revenues/receipts apportioned to Texas and subjected to taxation under the Texas franchise tax.
During the six months ended June 30, 2016, we sold available-for-sale U.S. Treasury securities with an amortized cost totaling $749.5 million and realized a gain of $2.8 million on those sales. The securities sold were due to mature during 2016. Most of the proceeds from the sale of these securities were reinvested into U.S. Treasury securities having comparable yields, but longer-terms. As more fully discussed in Note 2 - Securities in our 2016 Form 10-K, during the first six months of 2016, we also sold certain municipal securities that were classified as both available for sale and held to maturity due to a significant deterioration in the creditworthiness of the issuers. These securities had a total amortized cost of $431.4 million and we realized a gain of $12.1 million on those sales.
Other Non-Interest Income. Other non-interest income for the three months ended June 30, 2017 decreased $434 thousand, or 5.9%, compared to the same period in 2016. The decrease was primarily related to decreases in public finance underwriting fees (down $474 thousand), income from customer derivative and trading activities (down $392 thousand) and sundry and other miscellaneous income (down $356 thousand) partly offset by increases in gains on the sale of foreclosed and other assets (up $652 thousand) and income from customer foreign currency transactions (up $123 thousand). The fluctuations in public finance underwriting fees, income from customer derivative and trading activities and income from customer foreign currency transactions were primarily related to changes in business volumes. During the second quarter of 2017, gains on the sale of foreclosed and other assets included $700 thousand related to amortization of the deferred gain on our headquarters building, which we sold in December 2016.
Other non-interest income for the six months ended June 30, 2017 increased $1.0 million, or 7.5%, compared to the same period in 2016. The increase was primarily related to increases in gains on the sale of foreclosed and other assets (up $769 thousand), sundry and other miscellaneous income (up $379 thousand) and income from customer foreign currency transactions (up $248 thousand) partly offset by decreases in income from customer derivative and trading activities (down $514 thousand) and lease rental income (down $254 thousand). Sundry income during 2017 included $758 thousand related to the settlement of a non-solicitation agreement, among other things. The fluctuations in income from customer foreign currency transactions and income from customer derivative and trading activities were primarily related to changes in business volumes. During the first six months of 2017, gains on the sale of foreclosed and other assets included $1.5 million related to amortization of the aforementioned deferred gain on our headquarters building.
Non-Interest Expense
The components of non-interest expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Salaries and wages	$80,995	$78,106	$163,507	$157,403
Employee benefits	18,198	17,712	39,823	38,017
Net occupancy	19,153	18,242	38,390	35,429
Furniture and equipment	18,250	17,978	36,240	35,495
Deposit insurance	5,570	4,197	10,485	7,854
Intangible amortization	438	619	896	1,283
Other	45,447	42,591	86,625	83,123
Total	$188,051	$179,445	$375,966	$358,604
Total non-interest expense for the three and six months ended June 30, 2017 increased $8.6 million, or 4.8% and $17.4 million, or 4.8%, compared to the same periods in 2016. Changes in the various components of non-interest expense are discussed below.
Salaries and Wages. Salaries and wages for the three and six months ended June 30, 2017 increased $2.9 million, or 3.7%, and $6.1 million, or 3.9%, compared to the same periods in 2016. The increase was primarily related to an increase in salaries, due to an increase in the number of employees and normal annual merit and market increases, as well as increases in stock compensation and incentive compensation.
Employee Benefits. Employee benefits expense for the three months ended June 30, 2017 increased $486 thousand, or 2.7%, compared to the same period in 2016. The increase was primarily due to increases in medical insurance expense (up $423 thousand), payroll taxes (up $303 thousand) and expenses related to our 401(k) and profit sharing plans (up $112 thousand) partly offset by a decrease in expenses related to our defined benefit retirement plans (down $474 thousand). Employee benefits expense for the six months ended June 30, 2017 increased $1.8 million, or 4.8%, compared to the same period in 2016. The increase was primarily due to increases in payroll taxes (up $1.2 million), expenses related to our 401(k) and profit sharing plans (up $705 thousand) and medical insurance expense (up $683 thousand) partly offset by a decrease in expenses related to our defined benefit retirement plans (down $761 thousand).
During the three and six months ended June 30, 2017, we recognized a combined net periodic pension expense of $126 thousand and $251 thousand, respectively, related to our defined benefit retirement plans compared to a combined net periodic pension expense of $600 thousand and $1.0 million during the same periods in 2016. Net periodic pension expense during the second quarter of 2016 included $187 thousand in supplemental executive retirement plan (“SERP”) settlement costs related to the retirement of a former executive officer. Our defined benefit retirement and restoration plans were frozen effective as of December 31, 2001 and were replaced by a profit sharing plan. Management believes these actions helped to reduce the volatility in retirement plan expense. However, we still have funding obligations related to the defined benefit and restoration plans and could recognize retirement expense related to these plans in future years, which would be dependent on the return earned on plan assets, the level of interest rates and employee turnover.
Net Occupancy. Net occupancy expense for the three and six months ended June 30, 2017 increased $911 thousand, or 5.0%, and $3.0 million, or 8.4%, compared to the same periods in 2016. The increase during the three months ended June 30, 2017 was primarily related to increases in lease expense (up $743 thousand), property taxes (up $338 thousand) and depreciation on leasehold improvements (up $187 thousand) partly offset by a decrease in building depreciation (down $347 thousand). The increase during the six months ended June 30, 2017 was primarily related to increases in lease expense (up $1.8 million), property taxes (up $675 thousand), depreciation on leasehold improvements (up $480 thousand), repairs and maintenance/service contracts expense (up $461 thousand) and utilities expense (up $196 thousand) partly offset by a decrease in building depreciation (down $737 thousand). The increases in lease expense and the decreases in building depreciation during the reported periods were related to the sale and lease back of our headquarters building in December 2016, as more fully discussed in our 2016 Form 10-K, as well as new locations.
Furniture and Equipment. Furniture and equipment expense for the three and six months ended June 30, 2017 increased $272 thousand, or 1.5%, and $745 thousand, or 2.1%, compared to the same periods in 2016. The increases were primarily related to increases in software maintenance (up $656 thousand and $1.3 million for the three and six months ended June 30, 2017, respectively) and depreciation on furniture and equipment (up $467 thousand and $1.2 million for the three and six months ended June 30, 2017, respectively) partly offset by decreases in equipment rental expense (down $464 thousand and $1.1 million for the three and six months ended June 30, 2017, respectively), service contracts (down $374 thousand and $555 thousand for the three and six months ended June 30, 2017, respectively) and software amortization (down $110 thousand and $339 thousand for the three and six months ended June 30, 2017, respectively), among other things.
Deposit Insurance. Deposit insurance expense totaled $5.6 million and $10.5 million for the three and six months ended June 30, 2017 compared to $4.2 million and $7.9 million for the three and six months ended June 30, 2016. The increase was related to an increase in the overall assessment rate and an increase in assets. The increase in the assessment rate was partly related to a new surcharge that became applicable during the third quarter of 2016. In August 2016, the Federal Deposit Insurance Corporation (“FDIC”) announced that the Deposit Insurance Fund (“DIF”) reserve ratio had surpassed 1.15% as of June 30, 2016. As a result, beginning in the third quarter of 2016, the range of initial assessment rates for all institutions was adjusted downward and institutions with $10 billion or more in assets were assessed a quarterly surcharge. The quarterly surcharge will continue to be assessed until such time as the reserve ratio reaches the statutory minimum of 1.35% required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.
Intangible Amortization. Intangible amortization is primarily related to core deposit intangibles and, to a lesser extent, intangibles related to customer relationships and non-compete agreements. Intangible amortization for the three and six months ended June 30, 2017 decreased $181 thousand, or 29.2%, and $387 thousand, or 30.2%, respectively, compared to the same periods in 2016. The decrease in amortization was primarily related to the completion of amortization of certain previously recognized intangible assets as well as a reduction in the annual amortization rate of certain previously recognized intangible assets as we use an accelerated amortization approach which results in higher amortization rates during the earlier years of the useful lives of intangible assets.
Other Non-Interest Expense. Other non-interest expense for the three months ended June 30, 2017 increased $2.9 million, or 6.7%, compared to the same period in 2016. The increase included increases in fraud losses, primarily check card related, (up $1.7 million), advertising/promotions expense (up $577 thousand), outside computer services expense (up $535 thousand) and travel/meals and entertainment expense (up $427 thousand), among other things. These items were partly offset by decreases in check card expense (down $640 thousand), losses on the sale/write-down of foreclosed and other assets (down $199 thousand) and professional services expense (down $166 thousand), among other things. Other non-interest expense for the six months ended June 30, 2017 increased $3.5 million, or 4.2%, compared to the same period in 2016. The increase included increases in fraud losses (up $892 thousand), advertising/promotions expense (up $708 thousand), outside computer services expense (up $672 thousand), travel/meals and entertainment expense (up $634 thousand), guard service expense (up $503 thousand) and sundry and other miscellaneous expense (up $458 thousand), among other things. These items were partly offset by a decrease in check card expense (down $659 thousand), among other things.

Results of Segment Operations
Our operations are managed along two primary operating segments: Banking and Frost Wealth Advisors. A description of each business and the methodologies used to measure financial performance is described in Note 16 - Operating Segments in the accompanying notes to consolidated financial statements included elsewhere in this report. Net income (loss) by operating segment is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Banking	$81,529	$68,223	$162,398	$134,190
Frost Wealth Advisors	6,279	4,860	11,573	9,012
Non-Banks	(2,255)	(1,576)	(3,477)	(2,879)
Consolidated net income	$85,553	$71,507	$170,494	$140,323
Banking
Net income for the three and six months ended June 30, 2017 increased $13.3 million, or 19.5%, and $28.2 million, or 21.0%, compared to the same periods in 2016. The increase during the three months ended June 30, 2017 was primarily the result of a $23.4 million increase in net interest income, a $763 thousand decrease in the provision for loan losses and a $373 thousand increase in non-interest income partly offset by a $6.3 million increase in non-interest expense and a $5.0 million increase in income tax expense. The increase during the six months ended June 30, 2017 was primarily the result of a $41.0 million increase in net interest income and a $21.3 million decrease in the provision for loan losses partly offset by a $14.1 million increase in non-interest expense, a $13.6 million decrease in non-interest income, and a $6.4 million increase in income tax expense.
Net interest income for the three and six months ended June 30, 2017 increased $23.4 million, or 12.4%, and $41.0 million, or 10.9%, compared to the same periods in 2016. Taxable-equivalent net interest income for the first six months of 2017 included 181 days compared to 182 days for the same period in 2016 as a result of the leap year. The additional day added approximately $1.5 million to taxable-equivalent net interest income during the first six months of 2016. Despite the effect of this additional day during 2016, net interest income during the three and six months ended June 30, 2017 increased as a result of increases in the average volume of tax-exempt securities and loans as well as increases in the average yields on loans and interest-bearing deposits partly offset by the impact of decreases in the average yields on tax-exempt and taxable securities. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.
The provision for loan losses for the three and six months ended June 30, 2017 totaled $8.4 million and $16.4 million compared to $9.2 million and $37.7 million for the same period in 2016. See the analysis of the provision for loan losses included in the section captioned “Allowance for Loan Losses” included elsewhere in this discussion.
Non-interest income for the three months ended June 30, 2017 increased $373 thousand, or 0.8%, while non-interest income for the six months ended June 30, 2017 decreased $13.6 million, or 11.8%, compared to the same periods in 2016. The increase during the three months ended June 30, 2017 was primarily related to increases in service charges on deposit accounts, insurance commissions and fees and interchange and debit card transaction fees partly offset by decreases in other charges, commissions and fees and other non-interest income. The decrease during the six months ended June 30, 2017 was primarily related to a decrease in the net gain on securities transactions and, to a lesser extent, a decrease in insurance commissions and fees partly offset by increases in service charges on deposit accounts, interchange and debit card transaction fees and other non-interest income. During 2016, the net gain on securities transactions totaled $14.9 million, which resulted from the sale of certain municipal securities as a result of significant deterioration in the creditworthiness of the issuers and the sale of certain U.S. Treasury Securities. The increases in service charges on deposit accounts for the three and six months ended June 30, 2017 were primarily due to increases in overdraft/insufficient funds charges on consumer and commercial accounts, consumer service charges and commercial service charges. The increase in insurance commissions and fees during the three months ended June 30, 2017 was related to increases in commission income and contingent commissions. The decrease in insurance commissions and fees for the six months ended June 30, 2017 was related to a decrease in contingent income, primarily related to a lack of growth within the portfolio and a deterioration in the loss performance of insurance policies previously placed, partly offset by an increase in commission income. The increases in interchange and debit card transaction fees during the three and six months ended June 30, 2017 were primarily due to increases in income from debit card transactions and ATM service fees resulting from increased transaction volumes. The decreases in other charges, commissions and fees during the three and six months ended June 30, 2017 included decreases in income from corporate finance and capital market advisory services, human resources consulting fees and other service charges, among other things. These decreases were primarily due to fluctuations in business volumes. The decrease in other non-interest income for the three months ended June 30, 2017 was primarily related to decreases in public finance underwriting fees, income from customer derivative and trading activities and sundry and other miscellaneous income partly offset by increases in gains on the sale of foreclosed and other assets and income from customer foreign currency transactions. The increase in other non-interest income for the six months ended June 30, 2017 was primarily related to increases in gains on the sale of foreclosed and other assets, sundry and other miscellaneous income and income from customer foreign currency transactions partly offset by decreases in income from customer derivative and trading activities and lease rental income. The fluctuations in public finance underwriting fees, income from customer derivative and trading activities and income from customer foreign currency transactions were primarily related to changes in business volumes. Gains on the sale of foreclosed and other assets during 2017 included the amortization of the deferred gain on our headquarters building, which we sold in December 2016. See the analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for the three and six months ended June 30, 2017 increased $6.3 million, or 4.1%, and $14.1 million, or 4.6%, compared to the same periods in 2016. The increase during the three and six months ended June 30, 2017 was primarily related to increases in salaries and wages, other non-interest expense, deposit insurance expense and employee benefits. The increases in salaries were primarily due to increases in the number of employees and normal annual merit and market increases, as well as increases in stock compensation and incentive compensation. The increases in other non-interest expense were primarily related to increases in fraud losses, primarily check card related, advertising/promotions expense, outside computer services expense, travel/meals and entertainment expense and sundry and other miscellaneous expense, among other things, partly offset by decreases in check card expense, among other things. The increases in deposit insurance expense were related to an increase in the assessment rate due to a new quarterly surcharge and increases in assets. The increases in employee benefits expense were primarily due to increases in payroll taxes, expenses related to our 401(k) and profit sharing plans and medical insurance expense partly offset by decreases in expenses related to our defined benefit retirement plans. See the analysis of these categories of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.
Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $9.7 million and $23.7 million during the three and six months ended June 30, 2017 and $9.4 million and $24.9 million during the three and six months ended June 30, 2016. The decreases were primarily related to decreases in contingent commissions, partly offset by increases in benefit plan commissions. See the analysis of insurance commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Frost Wealth Advisors
Net income for the three and six months ended June 30, 2017 increased $1.4 million, or 29.2% and $2.6 million, or 28.4%, compared to the same periods in 2016. The increase during the three months ended June 30, 2017 was primarily due to a $2.6 million increase in non-interest income and $1.9 million increase in net interest income partly offset by a $2.3 million increase in non-interest expense and a $764 thousand increase in income tax expense. The increase during the six months ended June 30, 2017 was primarily due to a $4.0 million increase in non-interest income and a $3.3 million increase in net interest income partly offset by a $3.4 million increase in non-interest expense and a $1.4 million increase in income tax expense.
Net interest income for the three and six months ended June 30, 2017 increased $1.9 million, or 74.1%, and $3.3 million, or 69.1%, compared to the same periods in 2016. The increases were primarily due to an increase in the funds transfer price received for funds provided related to Frost Wealth Advisors' repurchase agreements and increases in the average volume of funds provided.
Non-interest income for the three and six months ended June 30, 2017 increased $2.6 million, or 8.9%, and $4.0 million, or 6.8%, compared to the same periods in 2016. The increases in non-interest income during the three and six months ended June 30, 2017 were primarily related to increases in trust and investment management fees and other charges, commissions and fees. Trust and investment management fee income is the most significant income component for Frost Wealth Advisors. Investment fees are the most significant component of trust and investment management fees, making up approximately 82.7% of total trust and investment management fees for the first six months of 2017. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. The increases in trust and investment management fees during the three and six months ended June 30, 2017 compared to the same periods in 2016 were primarily the result of increases in trust investment fees. The increase in trust investment fees during 2017 was due to higher average equity valuations and an increase in the number of accounts. The increase in other charges, commissions and fees during the three and six months ended June 30, 2017 was primarily due to increases in income related to the sale of mutual funds and annuities. See the analysis of trust and investment management fees and other charges, commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for the three and six months ended June 30, 2017 increased $2.3 million, or 9.3%, and $3.4 million, or 6.8%, compared to the same period in 2016. The increases during the three and six months ended June 30, 2017 were primarily related to increases in net occupancy expense, salaries and wages and employee benefits. The increase in non-interest expense for the six months ended June 30, 2017 was partly offset by a decrease in other non-interest expense. The increase in net occupancy expense and decrease in other non-interest expense were related to a change in the way we allocate occupancy expenses among our operating segments. Beginning in 2017, operating segments receive a direct charge for occupancy expense based upon cost centers within the segment. Such amounts are now reported as occupancy expense. Previously, these costs were included within the allocated overhead and reported as a component of other non-interest expense. The increases in salaries and wages during the three and six months ended June 30, 2017 were primarily related to an increases in the number of employees and normal annual merit and market increases and increases in stock compensation. The increases in employee benefits expense during the three and six months ended June 30, 2017 were primarily related to increases in payroll taxes, expenses related to our defined benefit retirement plans and medical insurance expense.
Non-Banks
The Non-Banks operating segment had a net loss of $2.3 million and $3.5 million for the three and six months ended June 30, 2017, respectively, compared to a net loss of $1.6 million and $2.9 million for the same periods in 2016. The increases in net loss during the three and six months ended June 30, 2017 were primarily due to increases in net interest expense primarily related to an increase in the interest rates paid on our long-term borrowings partly offset by increases in income tax benefit.
Income Taxes
We recognized income tax expense of $13.8 million and $25.2 million, for an effective tax rate of 13.9% and 12.9% for the three and six months ended June 30, 2017 compared to $8.4 million and $17.8 million, for an effective tax rate of 10.5% and 11.2% for the three and six months ended June 30, 2016. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies and the income tax effects associated with stock-based compensation. The increases in income tax expense and the effective tax rates during 2017 were primarily related to increases in total income with a higher proportion of taxable income relative to tax-exempt income.
Average Balance Sheet
Average assets totaled $30.1 billion for the six months ended June 30, 2017 representing an increase of $2.0 billion, or 7.0%, compared to average assets for the same period in 2016. The growth in average assets was primarily funded by deposit growth, an increase in average federal funds purchased and repurchase agreements and earnings retention. The increase was primarily reflected in earning assets, which increased $2.0 billion, or 7.6%, during the first six months of 2017 compared to the same period of 2016. The increase in earning assets included a $786.2 million increase in average tax-exempt securities, a $665.3 million increase in average loans and a $497.9 million increase in average interest-bearing deposits. Average deposit growth included an $879.6 million increase in interest-bearing deposit accounts and an $871.8 million increase in non-interest bearing deposits. Average non-interest bearing deposits made up 41.6% and 41.0% of average total deposits during the first six months of 2017 and 2016, respectively.

Loans
Loans were as follows as of the dates indicated:

	June 30, 2017	Percentage of Total	December 31, 2016	Percentage of Total
Commercial and industrial	$4,604,269	36.8%	$4,344,000	36.3%
Energy:
Production	1,040,506	8.3	971,767	8.1
Service	183,543	1.5	221,213	1.8
Other	185,563	1.5	193,081	1.7
Total energy	1,409,612	11.3	1,386,061	11.6
Commercial real estate:
Commercial mortgages	3,620,885	28.9	3,481,157	29.1
Construction	1,050,837	8.4	1,043,261	8.7
Land	322,130	2.6	311,030	2.6
Total commercial real estate	4,993,852	39.9	4,835,448	40.4
Consumer real estate:
Home equity loans	355,744	2.8	345,130	2.9
Home equity lines of credit	283,344	2.3	264,862	2.2
Other	351,985	2.8	326,793	2.7
Total consumer real estate	991,073	7.9	936,785	7.8
Total real estate	5,984,925	47.8	5,772,233	48.2
Consumer and other	513,532	4.1	473,098	3.9
Total loans	$12,512,338	100.0%	$11,975,392	100.0%
Loans increased $536.9 million, or 4.5%, compared to December 31, 2016. The majority of our loan portfolio is comprised of commercial and industrial loans, energy loans and real estate loans. Commercial and industrial loans made up 36.8% and 36.3% of total loans at June 30, 2017 and December 31, 2016, respectively, while energy loans made up 11.3% and 11.6% of total loans, respectively, and real estate loans made up 47.8% and 48.2% of total loans, respectively, at those dates. Real estate loans include both commercial and consumer balances. Selected details related to our loan portfolio segments are presented below. Refer to our 2016 Form 10-K for a more detailed discussion of our loan origination and risk management processes.
Commercial and industrial. Commercial and industrial loans increased $260.3 million, or 6.0%, during the first six months of 2017. Our commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with our loan policy guidelines. The commercial and industrial loan portfolio also includes commercial leases and purchased shared national credits ("SNC"s).
Energy. Energy loans include loans to entities and individuals that are engaged in various energy-related activities including (i) the development and production of oil or natural gas, (ii) providing oil and gas field servicing, (iii) providing energy-related transportation services (iv) providing equipment to support oil and gas drilling (v) refining petrochemicals, or (vi) trading oil, gas and related commodities. Energy loans increased $23.6 million, or 1.7%, during the first six months of 2017 compared to December 31, 2016. The increase was primarily related to production loans. The average loan size, the significance of the portfolio and the specialized nature of the energy industry requires a highly prescriptive underwriting policy. Exceptions to this policy are rarely granted. Due to the large borrowing requirements of this customer base, the energy loan portfolio includes participations and purchased shared national credits.
Purchased Shared National Credits. Purchased shared national credits are participations purchased from upstream financial organizations and tend to be larger in size than our originated portfolio. Our purchased SNC portfolio totaled $825.7 million at June 30, 2017, increasing $53.6 million, or 6.9%, from $772.2 million at December 31, 2016. At June 30, 2017, 53.4% of outstanding purchased SNCs were related to the energy industry and 13.4% of outstanding purchased SNCs were related to the construction industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the energy and commercial and industrial portfolio, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of our customers. As a matter of policy, we generally only participate in SNCs for companies headquartered in or which have significant operations within our market areas. In addition, we must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.
Commercial Real Estate. Commercial real estate loans totaled $5.0 billion at June 30, 2017, increasing $158.4 million compared to $4.8 billion at December 31, 2016. At such dates, commercial real estate loans represented 83.4% and 83.8% of total real estate loans, respectively. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan. At June 30, 2017, approximately 51% of the outstanding principal balance of our commercial real estate loans were secured by owner-occupied properties.
Consumer Real Estate and Other Consumer Loans. The consumer loan portfolio, including all consumer real estate and consumer installment loans, totaled $1.5 billion at June 30, 2017 and $1.4 billion at December 31, 2016. Consumer real estate loans, increased $54.3 million, or 5.8%, from December 31, 2016. Combined, home equity loans and lines of credit made up 64.5% and 65.1% of the consumer real estate loan total at June 30, 2017 and December 31, 2016, respectively. We offer home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans. In general, we do not originate 1-4 family mortgage loans; however, from time to time, we may invest in such loans to meet the needs of our customers or for other regulatory compliance purposes. Consumer and other loans, increased $40.4 million, or 8.5%, from December 31, 2016. The consumer and other loan portfolio primarily consists of automobile loans, overdrafts, unsecured revolving credit products, personal loans secured by cash and cash equivalents and other similar types of credit facilities.
Non-Performing Assets
Non-performing assets and accruing past due loans are presented in the table below. Troubled debt restructurings on non-accrual status are reported as non-accrual loans. Troubled debt restructurings on accrual status are reported separately.

	June 30, 2017	December 31, 2016
Non-accrual loans:
Commercial and industrial	$21,226	$31,475
Energy	55,464	57,571
Commercial real estate:
Buildings, land and other	6,916	8,550
Construction	—	—
Consumer real estate	2,543	2,130
Consumer and other	264	425
Total non-accrual loans	86,413	100,151
Restructured loans	1,696	—
Foreclosed assets:
Real estate	2,041	2,440
Other	—	—
Total foreclosed assets	2,041	2,440
Total non-performing assets	$90,150	$102,591

Ratio of non-performing assets to:
Total loans and foreclosed assets	0.72%	0.86%
Total assets	0.30	0.34
Accruing past due loans:
30 to 89 days past due	$56,056	$55,456
90 or more days past due	16,003	24,864
Total accruing past due loans	$72,059	$80,320
Ratio of accruing past due loans to total loans:
30 to 89 days past due	0.45%	0.46%
90 or more days past due	0.13	0.21
Total accruing past due loans	0.58%	0.67%

Non-performing assets include non-accrual loans, troubled debt restructurings and foreclosed assets. Non-performing assets at June 30, 2017 decreased $12.4 million from December 31, 2016 primarily due to a decrease in non-accrual commercial and industrial loans. Non-accrual energy loans included three credit relationships in excess of $5 million totaling $44.8 million at June 30, 2017 and four such credit relationships totaling $52.1 million at December 31, 2016. Non-accrual commercial and industrial loans included one credit relationship in excess of $5 million at both June 30, 2017 and December 31, 2016. This credit relationship totaled $9.7 million at June 30, 2017 and $9.8 million at December 31, 2016. Non-accrual real estate loans primarily consist of land development, 1-4 family residential construction credit relationships and loans secured by office buildings and religious facilities.
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
Foreclosed assets represent property acquired as the result of borrower defaults on loans. Foreclosed assets are recorded at estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for loan losses. Regulatory guidelines require us to reevaluate the fair value of foreclosed assets on at least an annual basis. Our policy is to comply with the regulatory guidelines. Write-downs are provided for subsequent declines in value and are included in other non-interest expense along with other expenses related to maintaining the properties. Write-downs of foreclosed assets were not significant during the six months ended June 30, 2017 or 2016.
Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At June 30, 2017 and December 31, 2016, we had $131.0 million and $62.7 million in loans of this type which are not included in any one of the non-accrual, restructured or 90 days past due loan categories. At June 30, 2017, potential problem loans consisted of eight credit relationships. Of the total outstanding balance at June 30, 2017, 55.9% was related to the energy industry and 17.5% was related to the manufacturing industry. Weakness in these organizations’ operating performance and financial condition, loan agreement breaches and borrowing base deficits for certain energy credits, among other factors, have caused us to heighten the attention given to these credits.
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
The table below provides, as of the dates indicated, an allocation of the allowance for loan losses by loan type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	June 30, 2017	December 31, 2016
Commercial and industrial	$48,906	$52,915
Energy	54,277	60,653
Commercial real estate	33,002	30,213
Consumer real estate	5,535	4,238
Consumer and other	7,838	5,026
Total	$149,558	$153,045
The reserve allocated to commercial and industrial loans at June 30, 2017 decreased $4.0 million compared to December 31, 2016. The decrease was due to decreases in historical and specific valuation allowances partly offset by increases in macroeconomic valuation allowances and general valuation allowances. Historical valuation allowances decreased $4.7 million from $33.3 million at December 31, 2016 to $28.5 million at June 30, 2017. The decrease was primarily related to decreases in the historical loss allocation factors for non-classified loans graded as “watch” (risk grade 9) and “special mention” (risk grade 10) and classified commercial and industrial loans partly offset by increases in the volume of certain categories of both non-classified and classified loans. Classified loans consist of loans having a risk grade of 11, 12 or 13. Classified commercial and industrial loans totaled $157.2 million at June 30, 2017 compared to $131.9 million at December 31, 2016. The weighted-average risk grade of commercial and industrial loans was 6.39 at June 30, 2017 compared to 6.35 at December 31, 2016. Commercial loan net charge-offs totaled $7.6 million during the first six months of 2017 compared to $5.1 million during the first six months of 2016. Specific valuation allowances decreased $3.7 million from $5.4 million at December 31, 2016 to $1.8 million at June 30, 2017. Charge-offs in 2017 included $3.6 million related to two credit relationships that, as of December 31, 2016, had associated specific valuation allowances totaling $3.5 million. Charge-offs in 2017 also included $2.7 million related to a single credit relationship for which we had no specific allocation as of December 31, 2016, or at the time of charge-off. Macroeconomic valuation allowances for commercial and industrial loans increased $2.7 million from $7.5 million at December 31, 2016 to $10.2 million at June 30, 2017. The increase was primarily related to an increase in the general macroeconomic allocation partly offset by a decrease in the environmental risk adjustment. General valuation allowances for commercial and industrial loans increased $1.7 million from $6.7 million at December 31, 2016 to $8.4 million at June 30, 2017. The increase was primarily related to a decrease in the adjustment for recoveries and increases in the allocations for highly leveraged credit relationships, large credit relationships and loans not reviewed by concurrence.
The reserve allocated to energy loans at June 30, 2017 decreased $6.4 million compared to December 31, 2016. As a result, reserves allocated to energy loans as a percentage of total energy loans totaled 3.85% at June 30, 2017 compared to 4.38% at December 31, 2016. This decrease was primarily related to decreases in specific valuation allowances, macroeconomic valuation allowances and historical valuation allowances partly offset by an increase in general valuation allowances. Specific valuation allowances for energy loans decreased $3.4 million from $3.8 million at December 31, 2016 to $350 thousand at June 30, 2017. Energy loan net charge-offs totaled $10.5 million during the first six months of 2017 compared to net charge-offs of $17.8 million during the first six months of 2016. The charge-offs in 2017 included $10.0 million related to two credit relationships that, as of December 31, 2016, had associated specific valuation allowances totaling $3.4 million. Macroeconomic valuation allowances related to energy loans decreased $3.0 million from $18.5 million at December 31, 2016 to $15.5 million at June 30, 2017, in part due to improving trends in the weighted-average risk grade of the energy loan portfolio, as discussed below, and decreased oil price volatility. The price per barrel of crude oil was approximately $54 at December 31, 2016 and $46 at June 30, 2017. Historical valuation allowances decreased $2.2 million from $34.6 million at December 31, 2016 to $32.5 million at June 30, 2017. The decrease was primarily related to decreases in the volume of classified energy loans and higher risk categories of non-classified energy loans partly offset by increases in the historical loss allocation factors for both non-classified and classified energy loans. Classified energy loans totaled $225.4 million at June 30, 2017 compared to $302.0 million at December 31, 2016, decreasing $76.6 million. Non-classified energy loans graded as “watch” and “special mention” totaled $159.3 million at June 30, 2017 compared to $229.4 million at December 31, 2016, decreasing $70.1 million, while "pass" grade energy loans increased $170.2 million from $854.7 million at December 31, 2016 to $1.0 billion at June 30, 2017. As a result of these changes, the weighted-average risk grade of energy loans decreased to 7.49 at June 30, 2017 from 7.95 at December 31, 2016. General valuation allowances increased $2.2 million primarily due to an increase in the allocation for excessive industry concentrations.
The reserve allocated to commercial real estate loans at June 30, 2017 increased $2.8 million compared to December 31, 2016. The increase was primarily related to increases in macroeconomic valuation allowances and historical valuation allowances. Macroeconomic valuation allowances increased $2.1 million from $8.2 million at December 31, 2016 to $10.3 million at June 30, 2017. The increase was primarily related to an increase in the general macroeconomic allocation (up $1.7 million) and the environmental risk adjustment (up $374 thousand). The increase reflects current economic trends impacting our Houston market area which has been impacted by decreased construction, higher rent concessions and higher vacancy rates. Historical valuation allowances increased $999 thousand primarily due to an increase in the volume of non-classified commercial real estate loans. Non-classified commercial real estate loans increased $150.7 million from December 31, 2016 to June 30, 2017 primarily due to an increase in commercial real estate loans graded as “pass.” Classified commercial real estate loans increased $7.7 million from $76.3 million at December 31, 2016 to $84.0 million at June 30, 2017 due to an increase in loans classified as “substandard - accrual” (risk grade 11). The weighted-average risk grade of commercial real estate loans was 7.00 at June 30, 2017 compared to 6.96 at December 31, 2016.
The reserve allocated to consumer real estate loans at June 30, 2017 increased $1.3 million compared to December 31, 2016. This increase was mostly due to a $580 thousand increase in macroeconomic valuation allowances, a $526 thousand increase in general valuation allowances, which was primarily related to an increase in allowances allocated for loans not reviewed by concurrence and a decrease in the reduction for recoveries, and a $191 thousand increase in historical valuation allowances.
The reserve allocated to consumer and other loans at June 30, 2017 increased $2.8 million compared to December 31, 2016. The increase was primarily related to increases in macroeconomic valuation allowances, historical valuation allowances and, to a lesser extent, an increase in general valuation allowances. The increase in macroeconomic valuation allowances was related to a $1.6 million increase in the general macroeconomic allocation, which was related to growth in unsecured personal lines of credit. The increase in historical valuation allowances was primarily due to an increase in the volume of non-classified consumer and other loans. The increase in general valuation allowances was primarily related to an increase in the allocation for loans not reviewed by concurrence and a decrease in the adjustment for recoveries.
Activity in the allowance for loan losses is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance at beginning of period	$153,056	$161,880	$153,045	$135,859
Provision for loan losses	8,426	9,189	16,378	37,689
Charge-offs:
Commercial and industrial	(5,579)	(4,857)	(9,106)	(6,718)
Energy	(6,317)	(16,749)	(10,595)	(17,760)
Commercial real estate	(14)	(19)	(14)	(47)
Consumer real estate	(2)	(23)	(13)	(177)
Consumer and other	(3,623)	(3,252)	(7,171)	(5,976)
Total charge-offs	(15,535)	(24,900)	(26,899)	(30,678)
Recoveries:
Commercial and industrial	718	891	1,516	1,620
Energy	81	2	134	2
Commercial real estate	477	502	522	598
Consumer real estate	113	97	220	350
Consumer and other	2,222	2,053	4,642	4,274
Total recoveries	3,611	3,545	7,034	6,844
Net charge-offs	(11,924)	(21,355)	(19,865)	(23,834)
Balance at end of period	$149,558	$149,714	$149,558	$149,714

Ratio of allowance for loan losses to:
Total loans	1.20%	1.29%	1.20%	1.29%
Non-accrual loans	173.07	175.87	173.07	175.87
Ratio of annualized net charge-offs to average total loans	0.39	0.74	0.33	0.42
The provision for loan losses decreased $21.3 million, or 56.5%, during the six months ended June 30, 2017 compared to the same period in 2016. The level of the provision for loan losses in 2016 was reflective of a significant increase in the volume of classified energy loans, specific valuation allowances taken on certain classified energy loans and increases in the weighted-average risk grades of our energy, commercial and industrial and commercial real estate loan portfolios. Classified energy, commercial and industrial and commercial real estate loans totaled $466.6 million at June 30, 2017 compared to $510.1 million at December 31, 2016 and $480.6 million at June 30, 2016. Specific valuation allowances related to energy, commercial and industrial and commercial real estate loans totaled $2.1 million at June 30, 2017 compared to $9.2 million at December 31, 2016 and $8.1 million at June 30, 2016. The overall weighted-average risk grade of our energy, commercial and industrial and commercial real estate loan portfolios was 6.81 at June 30, 2017 compared to 6.84 at December 31, 2016 and 6.81 at June 30, 2016. The level of the provision for loan losses during 2017 was mostly reflective of the level of net charge-offs during during the six months ended June 30, 2017, which totaled $19.9 million. These charge-offs were mostly related to five credit relationships, as discussed above. The ratio of the allowance for loan losses to total loans was 1.20% at June 30, 2017 compared to 1.28% at December 31, 2016. Management believes the recorded amount of the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, our estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

Capital and Liquidity
Capital. Shareholders’ equity totaled $3.2 billion at June 30, 2017 and $3.0 billion December 31, 2016. In addition to net income of $170.5 million, other sources of capital during the six months ended June 30, 2017 included $75.9 million of other comprehensive income, net of tax, $44.1 million in proceeds from stock option exercises and $6.3 million related to stock-based compensation. Uses of capital during the six months ended June 30, 2017 included $75.4 million of dividends paid on preferred and common stock.
The accumulated other comprehensive income/loss component of shareholders’ equity totaled a net, after-tax, unrealized gain of $51.3 million at June 30, 2017 compared to a net, after-tax, unrealized loss of $24.6 million at December 31, 2016. The change was primarily due to an $80.7 million net, after-tax, increase in the net unrealized gain on securities available for sale.
Under the Basel III Capital Rules, we have elected to opt-out of the requirement to include most components of accumulated other comprehensive income in regulatory capital. Accordingly, amounts reported as accumulated other comprehensive income/loss do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. See Note 8 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.
We paid a quarterly dividend of $0.54 and $0.57 per common share during the first and second quarters of 2017, respectively, and a quarterly dividend of $0.53 and $0.54 per common share during the first and second quarters of 2016. This equates to a common stock dividend payout ratio of 42.9% and 48.8% during the first six months of 2017 and 2016, respectively. Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our capital stock may be impacted by certain restrictions under the terms of our junior subordinated deferrable interest debentures and our Series A Preferred Stock as described in Note 8 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.
Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On October 27, 2016, our board of directors authorized a $100.0 million stock repurchase program, allowing us to repurchase shares of our common stock over a two-year period from time to time at various prices in the open market or through private transactions. As of June 30, 2017, no shares have been repurchased under the plan. See Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds, included elsewhere in this report.
Liquidity. As more fully discussed in our 2016 Form 10-K, our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of June 30, 2017, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity, that would have a material adverse effect on us.
Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 8 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At June 30, 2017, Cullen/Frost had liquid assets, including cash and resell agreements, totaling $339.5 million.
Accounting Standards Updates
See Note 18 - Accounting Standards Updates in the accompanying notes to consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on our financial statements.

Consolidated Average Balance Sheets and Interest Income Analysis - Quarter To Date
(Dollars in thousands - taxable-equivalent basis)

	June 30, 2017			June 30, 2016
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$3,349,997	$9,076	1.09%	$2,813,861	$3,602	0.51%
Federal funds sold and resell agreements	49,232	163	1.33	37,353	59	0.63
Securities:
Taxable	5,105,249	23,527	1.87	5,284,574	25,531	1.99
Tax-exempt	7,284,731	97,401	5.38	6,509,323	89,240	5.64
Total securities	12,389,980	120,928	3.93	11,793,897	114,771	4.00
Loans, net of unearned discounts	12,275,030	132,339	4.32	11,537,472	114,675	4.00
Total Earning Assets and Average Rate Earned	28,064,239	262,506	3.76	26,182,583	233,107	3.62
Cash and due from banks	495,954			493,333
Allowance for loan losses	(151,784)			(163,155)
Premises and equipment, net	521,275			561,486
Accrued interest and other assets	1,194,275			1,165,513
Total Assets	$30,123,959			$28,239,760

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$10,043,532			$8,807,403
Correspondent banks	242,920			318,740
Public funds	407,830			491,245
Total non-interest-bearing demand deposits	10,694,282			9,617,388
Interest-bearing deposits:
Private accounts
Savings and interest checking	6,399,008	272	0.02	5,765,494	259	0.02
Money market deposit accounts	7,383,394	1,280	0.07	7,397,712	1,185	0.06
Time accounts	778,728	321	0.17	811,714	283	0.14
Public funds	405,658	300	0.30	429,684	46	0.04
Total interest-bearing deposits	14,966,788	2,173	0.06	14,404,604	1,773	0.05
Total deposits	25,661,070			24,021,992
Federal funds purchased and repurchase agreements	915,607	187	0.08	718,784	52	0.03
Junior subordinated deferrable interest debentures	136,150	962	2.83	136,092	803	2.36
Subordinated notes payable and other notes	98,459	1,164	4.73	99,918	321	1.29
Total Interest-Bearing Funds and Average Rate Paid	16,117,004	4,486	0.11	15,359,398	2,949	0.08
Accrued interest and other liabilities	140,945			238,168
Total Liabilities	26,952,231			25,214,954
Shareholders’ Equity	3,171,728			3,024,806
Total Liabilities and Shareholders’ Equity	$30,123,959			$28,239,760
Net interest income		$258,020			$230,158
Net interest spread			3.65%			3.54%
Net interest income to total average earning assets			3.70%			3.57%
For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis - Year To Date
(Dollars in thousands - taxable-equivalent basis)

	June 30, 2017			June 30, 2016
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$3,336,695	$15,912	0.96%	$2,838,798	$7,255	0.51%
Federal funds sold and resell agreements	48,622	270	1.12	37,225	117	0.63
Securities:
Taxable	5,183,956	48,829	1.91	5,171,747	51,505	2.05
Tax-exempt	7,283,866	196,976	5.41	6,497,678	177,669	5.61
Total securities	12,467,822	245,805	3.96	11,669,425	229,174	4.03
Loans, net of unearned discounts	12,182,820	256,195	4.24	11,517,498	228,614	3.99
Total Earning Assets and Average Rate Earned	28,035,959	518,182	3.72	26,062,946	465,160	3.62
Cash and due from banks	514,146			512,475
Allowance for loan losses	(152,791)			(151,186)
Premises and equipment, net	522,948			559,422
Accrued interest and other assets	1,215,147			1,180,399
Total Assets	$30,135,409			$28,164,056

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$10,001,032			$8,970,165
Correspondent banks	263,641			337,419
Public funds	445,397			530,689
Total non-interest-bearing demand deposits	10,710,070			9,838,273
Interest-bearing deposits:
Private accounts
Savings and interest checking	6,357,312	545	0.02	5,439,878	514	0.02
Money market deposit accounts	7,430,600	2,416	0.07	7,425,438	2,375	0.06
Time accounts	782,724	628	0.16	816,453	575	0.14
Public funds	459,706	452	0.20	469,020	96	0.04
Total interest-bearing deposits	15,030,342	4,041	0.05	14,150,789	3,560	0.05
Total deposits	25,740,412			23,989,062
Federal funds purchased and repurchase agreements	910,333	326	0.07	701,977	108	0.03
Junior subordinated deferrable interest debentures	136,143	1,870	2.75	136,085	1,553	2.28
Subordinated notes payable and other notes	81,416	1,532	3.76	99,903	608	1.22
Total Interest-Bearing Funds and Average Rate Paid	16,158,234	7,769	0.10	15,088,754	5,829	0.08
Accrued interest and other liabilities	153,320			245,886
Total Liabilities	27,021,624			25,172,913
Shareholders’ Equity	3,113,785			2,991,143
Total Liabilities and Shareholders’ Equity	$30,135,409			$28,164,056
Net interest income		$510,413			$459,331
Net interest spread			3.62%			3.54%
Net interest income to total average earning assets			3.67%			3.58%
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
For modeling purposes, as of June 30, 2017, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 1.0% and 2.8%, respectively, relative to the flat-rate case over the next 12 months, while 100 and 125 basis point ratable decreases in interest rates would result in a negative variances in net interest income of 4.8% and 10.1%, respectively, relative to the flat-rate case over the next 12 months. The June 30, 2017 model simulations were impacted by the assumption, for modeling purposes, that we will begin to pay interest on commercial demand deposits (those not already receiving an earnings credit rate) in the third quarter of 2017, as further discussed below. For modeling purposes, as of June 30, 2016, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 0.3% and 1.3%, respectively, relative to the flat-rate case over the next 12 months, while a decrease in interest rates of 50 basis points would result in a negative variance in net interest income of 5.7% relative to the flat-rate case over the next 12 months. The June 30, 2016 model simulations were impacted by the assumption, for modeling purposes, that we would begin to pay interest on commercial demand deposits (those not already receiving an earnings credit rate) in the third quarter of 2016, as further discussed below. The likelihood of a decrease in interest rates beyond 125 basis points as of June 30, 2017 and 50 basis points as of June 30, 2016 was considered to be remote given prevailing interest rate levels.
The model simulations as of June 30, 2017 indicate that our balance sheet is more asset sensitive in comparison to our balance sheet as of June 30, 2016. The shift to a more asset sensitive position was primarily due to a decrease in the assumed interest rates paid on projected commercial demand deposits and an increase in the relative proportion of federal funds sold to projected average interest-earning assets. Federal funds sold are more immediately impacted by changes in interest rates in comparison to other categories of earning assets.
As mentioned above, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) repealed the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. To date, we have not experienced any significant additional interest costs as a result of the repeal; however, we may begin to incur interest costs associated with certain demand deposits in the future as market conditions warrant. If this were to occur, our balance sheet would likely become less asset sensitive. Because the interest rate that will ultimately be paid on these demand deposits depends upon a variety of factors, some of which are beyond our control, we assumed an aggressive pricing structure for the purposes of the model simulations discussed above with interest payments beginning in the third quarter of 2017. Should the actual interest rate paid on demand deposits be less than the rate assumed in the model simulations, or should the interest rate paid for demand deposits become an administered rate with less direct correlation to movements in general market interest rates, our balance sheet could be more asset sensitive than the model simulations might otherwise indicate.
As of June 30, 2017, the effects of a 200 basis point increase and a 125 basis point decrease in interest rates on our derivative holdings would not result in a significant variance in our net interest income.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases we made or were made on our behalf or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended June 30, 2017. Dollar amounts in thousands.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plan at the End of the Period
April 1, 2017 to April 30, 2017	—	$—	—	$100,000
May 1, 2017 to May 31, 2017	—	—	—	100,000
June 1, 2017 to June 30, 2017	—	—	—	100,000
Total	—	$—	—

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

Cullen/Frost Bankers, Inc.
(Registrant)

Date:	July 27, 2017	By:	/s/ Jerry Salinas
Jerry Salinas
Group Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer, Principal Financial
Officer and Principal Accounting Officer)