Form 10-Q
period 2017-09-30
CULLEN/FROST BANKERS, INC.
filed 2017-10-26
CIK 39263

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2017
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of October 19, 2017 there were 63,164,491 shares of the registrant’s Common Stock, $.01 par value, outstanding.

Cullen/Frost Bankers, Inc.
Quarterly Report on Form 10-Q
September 30, 2017

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Cullen/Frost Bankers, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	September 30, 2017	December 31, 2016
Assets:
Cash and due from banks	$503,961	$561,838
Interest-bearing deposits	4,538,300	3,560,865
Federal funds sold and resell agreements	49,642	18,742
Total cash and cash equivalents	5,091,903	4,141,445
Securities held to maturity, at amortized cost	1,442,222	2,250,460
Securities available for sale, at estimated fair value	10,185,100	10,203,277
Trading account securities	19,721	16,703
Loans, net of unearned discounts	12,706,304	11,975,392
Less: Allowance for loan losses	(154,303)	(153,045)
Net loans	12,552,001	11,822,347
Premises and equipment, net	520,639	525,821
Goodwill	654,952	654,952
Other intangible assets, net	5,475	6,776
Cash surrender value of life insurance policies	179,789	177,884
Accrued interest receivable and other assets	338,170	396,654
Total assets	$30,989,972	$30,196,319

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$11,174,251	$10,513,369
Interest-bearing deposits	15,229,018	15,298,206
Total deposits	26,403,269	25,811,575
Federal funds purchased and repurchase agreements	997,919	976,992
Junior subordinated deferrable interest debentures, net of unamortized issuance costs	136,170	136,127
Subordinated notes, net of unamortized issuance costs	98,512	99,990
Accrued interest payable and other liabilities	165,059	169,107
Total liabilities	27,800,929	27,193,791

Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; 6,000,000 Series A shares ($25 liquidation preference) issued at September 30, 2017 and December 31, 2016	144,486	144,486
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 64,236,306 shares issued at September 30, 2017 and 63,632,464 shares issued at December 31, 2016	642	637
Additional paid-in capital	951,893	906,732
Retained earnings	2,133,259	1,985,569
Accumulated other comprehensive income, net of tax	57,675	(24,623)
Treasury stock, at cost; 1,122,721 shares at September 30, 2017 and 158,243 shares at December 31, 2016	(98,912)	(10,273)
Total shareholders’ equity	3,189,043	3,002,528
Total liabilities and shareholders’ equity	$30,989,972	$30,196,319
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income:
Loans, including fees	$138,400	$114,368	$392,073	$340,303
Securities:
Taxable	23,203	25,897	72,032	77,402
Tax-exempt	54,939	53,065	167,321	154,308
Interest-bearing deposits	10,800	4,111	26,712	11,366
Federal funds sold and resell agreements	244	48	514	165
Total interest income	227,586	197,489	658,652	583,544
Interest expense:
Deposits	5,668	1,749	9,709	5,309
Federal funds purchased and repurchase agreements	523	44	849	152
Junior subordinated deferrable interest debentures	1,020	839	2,890	2,392
Other long-term borrowings	1,164	350	2,696	958
Total interest expense	8,375	2,982	16,144	8,811
Net interest income	219,211	194,507	642,508	574,733
Provision for loan losses	10,980	5,045	27,358	42,734
Net interest income after provision for loan losses	208,231	189,462	615,150	531,999
Non-interest income:
Trust and investment management fees	27,493	26,451	81,690	77,806
Service charges on deposit accounts	20,967	20,540	62,934	60,769
Insurance commissions and fees	10,892	11,029	34,441	35,812
Interchange and debit card transaction fees	5,884	5,435	17,150	15,838
Other charges, commissions and fees	10,493	10,703	29,983	29,825
Net gain (loss) on securities transactions	(4,867)	(37)	(4,917)	14,866
Other	10,753	7,993	25,114	21,358
Total non-interest income	81,615	82,114	246,395	256,274
Non-interest expense:
Salaries and wages	84,388	79,411	247,895	236,814
Employee benefits	17,730	17,844	57,553	55,861
Net occupancy	19,391	18,202	57,781	53,631
Furniture and equipment	18,743	17,979	54,983	53,474
Deposit insurance	4,862	4,558	15,347	12,412
Intangible amortization	405	586	1,301	1,869
Other	41,304	41,925	127,929	125,048
Total non-interest expense	186,823	180,505	562,789	539,109
Income before income taxes	103,023	91,071	298,756	249,164
Income taxes	9,892	10,852	35,131	28,622
Net income	93,131	80,219	263,625	220,542
Preferred stock dividends	2,016	2,016	6,047	6,047
Net income available to common shareholders	$91,115	$78,203	$257,578	$214,495

Earnings per common share:
Basic	$1.43	$1.24	$4.02	$3.44
Diluted	1.41	1.24	3.98	3.42
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$93,131	$80,219	$263,625	$220,542
Other comprehensive income (loss), before tax:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	7,082	(95,641)	131,283	191,865
Change in net unrealized gain on securities transferred to held to maturity	(3,514)	(7,278)	(13,660)	(24,629)
Reclassification adjustment for net (gains) losses included in net income	4,867	37	4,917	(14,866)
Total securities available for sale and transferred securities	8,435	(102,882)	122,540	152,370
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	—	—	—	(862)
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	1,357	1,585	4,072	4,878
Total defined-benefit post-retirement benefit plans	1,357	1,585	4,072	4,016
Other comprehensive income (loss), before tax	9,792	(101,297)	126,612	156,386
Deferred tax expense (benefit) related to other comprehensive income	3,427	(35,453)	44,314	54,736
Other comprehensive income (loss), net of tax	6,365	(65,844)	82,298	101,650
Comprehensive income (loss)	$99,496	$14,375	$345,923	$322,192
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

	Nine Months Ended September 30,
	2017	2016
Total shareholders’ equity at beginning of period	$3,002,528	$2,890,343
Net income	263,625	220,542
Other comprehensive income (loss)	82,298	101,650
Stock option exercises/stock unit conversions (774,799 shares in 2017 and 908,921 shares in 2016)	45,422	47,873
Stock compensation expense recognized in earnings	9,013	7,998
Purchase of treasury stock (1,135,435 shares in 2017)	(100,042)	—
Cash dividends – preferred stock (approximately $1.01 per share in both 2017 and in 2016)	(6,047)	(6,047)
Cash dividends – common stock ($1.68 per share in 2017 and $1.61 per share in 2016)	(107,754)	(100,563)
Total shareholders’ equity at end of period	$3,189,043	$3,161,796
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Nine Months Ended September 30,
	2017	2016
Operating Activities:
Net income	$263,625	$220,542
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	27,358	42,734
Deferred tax expense (benefit)	(9,505)	(11,629)
Accretion of loan discounts	(11,567)	(11,893)
Securities premium amortization (discount accretion), net	66,455	59,071
Net (gain) loss on securities transactions	4,917	(14,866)
Depreciation and amortization	35,819	35,712
Net (gain) loss on sale/write-down of assets/foreclosed assets	(2,045)	(373)
Stock-based compensation	9,013	7,998
Net tax benefit from stock-based compensation	5,844	1,610
Earnings on life insurance policies	(2,367)	(2,678)
Net change in:
Trading account securities	(3,018)	418
Accrued interest receivable and other assets	10,495	11,134
Accrued interest payable and other liabilities	(39,580)	(2,806)
Net cash from operating activities	355,444	334,974

Investing Activities:
Securities held to maturity:
Purchases	—	—
Sales	—	135,610
Maturities, calls and principal repayments	780,562	227,760
Securities available for sale:
Purchases	(9,138,457)	(10,079,302)
Sales	8,993,963	9,040,245
Maturities, calls and principal repayments	283,278	270,737
Proceeds from sale of loans	—	30,470
Net change in loans	(745,702)	(142,698)
Benefits received on life insurance policies	462	906
Proceeds from sales of premises and equipment	1,553	1,517
Purchases of premises and equipment	(23,796)	(32,647)
Proceeds from sales of repossessed properties	517	297
Net cash from investing activities	152,380	(547,105)

Financing Activities:
Net change in deposits	591,694	763,953
Net change in short-term borrowings	20,927	(89,220)
Proceeds from issuance of subordinated notes	98,434	—
Principal payments on subordinated notes	(100,000)	—
Proceeds from stock option exercises	45,422	47,873
Purchase of treasury stock	(100,042)	—
Cash dividends paid on preferred stock	(6,047)	(6,047)
Cash dividends paid on common stock	(107,754)	(100,563)
Net cash from financing activities	442,634	615,996

Net change in cash and cash equivalents	950,458	403,865
Cash and equivalents at beginning of period	4,141,445	3,591,523
Cash and equivalents at end of period	$5,091,903	$3,995,388

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
Cash Flow Reporting. Additional cash flow information was as follows:

	Nine Months Ended September 30,
	2017	2016
Cash paid for interest	$15,611	$8,731
Cash paid for income taxes	41,969	39,160
Significant non-cash transactions:
Unsettled purchases of securities	41,763	54,342
Loans foreclosed and transferred to other real estate owned and foreclosed assets	257	422

Note 2 - Securities
Securities. A summary of the amortized cost and estimated fair value of securities, excluding trading securities, is presented below.

	September 30, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity
U.S. Treasury	$—	$—	$—	$—	$249,889	$1,762	$—	$251,651
Residential mortgage-backed securities	3,708	21	24	3,705	4,511	39	—	4,550
States and political subdivisions	1,437,164	36,991	2,556	1,471,599	1,994,710	16,821	6,335	2,005,196
Other	1,350	—	1	1,349	1,350	—	—	1,350
Total	$1,442,222	$37,012	$2,581	$1,476,653	$2,250,460	$18,622	$6,335	$2,262,747
Available for Sale
U.S. Treasury	$3,452,882	$23,796	$3,050	$3,473,628	$4,003,692	$24,984	$8,945	$4,019,731
Residential mortgage-backed securities	658,281	24,218	1,304	681,195	756,072	30,388	1,293	785,167
States and political subdivisions	5,898,098	130,142	40,501	5,987,739	5,403,918	50,101	98,134	5,355,885
Other	42,538	—	—	42,538	42,494	—	—	42,494
Total	$10,051,799	$178,156	$44,855	$10,185,100	$10,206,176	$105,473	$108,372	$10,203,277
All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. At September 30, 2017, approximately 98.1% of the securities in our municipal bond portfolio were issued by political subdivisions or agencies within the State of Texas, of which approximately 67.7% are either guaranteed by the Texas Permanent School Fund, which has a “triple A” insurer financial strength rating, or are secured by U.S. Treasury securities via defeasance of the debt by the issuers. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the table above. The carrying value of securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $3.5 billion at September 30, 2017 and $3.9 billion at December 31, 2016.
During the fourth quarter of 2012, we reclassified certain securities from available for sale to held to maturity. The securities had an aggregate fair value of $2.3 billion with an aggregate net unrealized gain of $165.7 million ($107.7 million, net of tax) on the date of the transfer. The net unamortized, unrealized gain on the remaining transferred securities included in accumulated other comprehensive income in the accompanying balance sheet as of September 30, 2017 totaled $14.1 million ($9.2 million, net of tax). This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities.
Unrealized Losses. As of September 30, 2017, securities with unrealized losses, segregated by length of impairment, were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Held to Maturity
Residential mortgage-backed securities	$2,212	$24	$—	$—	$2,212	$24
States and political subdivisions	5,301	28	74,965	2,528	80,266	2,556
Other	1,349	1	—	—	1,349	1
Total	$8,862	$53	$74,965	$2,528	$83,827	$2,581
Available for Sale
U.S. Treasury	$840,074	$3,050	$—	$—	$840,074	$3,050
Residential mortgage-backed securities	75,441	618	19,458	686	94,899	1,304
States and political subdivisions	986,705	9,713	842,751	30,788	1,829,456	40,501
Total	$1,902,220	$13,381	$862,209	$31,474	$2,764,429	$44,855

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
Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time we expect to receive full value for the securities. Furthermore, as of September 30, 2017, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. Any unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2017, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in our consolidated income statement.
Contractual Maturities. The amortized cost and estimated fair value of securities, excluding trading securities, at September 30, 2017 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities and equity securities are shown separately since they are not due at a single maturity date.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$251,739	$256,716	$37,321	$38,127
Due after one year through five years	116,604	121,451	4,056,709	4,085,795
Due after five years through ten years	411,074	420,160	385,649	399,538
Due after ten years	659,097	674,621	4,871,301	4,937,907
Residential mortgage-backed securities	3,708	3,705	658,281	681,195
Equity securities	—	—	42,538	42,538
Total	$1,442,222	$1,476,653	$10,051,799	$10,185,100
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
Sales of securities held to maturity were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Proceeds from sales	$—	$—	$—	$135,610
Amortized cost	—	—	—	131,840
Gross realized gains	—	—	—	3,770
Gross realized losses	—	—	—	—
Tax (expense) benefit of securities gains/losses	—	—	—	(1,319)
Sales of securities available for sale were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Proceeds from sales	$746,524	$7,980,049	$8,993,963	$9,040,245
Gross realized gains	—	1	—	11,134
Gross realized losses	(4,867)	(38)	(4,917)	(38)
Tax (expense) benefit of securities gains/losses	1,703	13	1,721	(3,884)

Premiums and Discounts. Premium amortization and discount accretion included in interest income on securities was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Premium amortization	$(24,586)	$(22,762)	$(72,733)	$(67,321)
Discount accretion	1,783	2,497	6,278	8,250
Net (premium amortization) discount accretion	$(22,803)	$(20,265)	$(66,455)	$(59,071)
Trading Account Securities. Trading account securities, at estimated fair value, were as follows:

	September 30, 2017	December 31, 2016
U.S. Treasury	$18,814	$16,594
States and political subdivisions	907	109
Total	$19,721	$16,703
Net gains and losses on trading account securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net gain on sales transactions	$414	$379	$1,018	$1,032
Net mark-to-market gains (losses)	(8)	—	(51)	(1)
Net gain (loss) on trading account securities	$406	$379	$967	$1,031
Note 3 - Loans
Loans were as follows:

	September 30, 2017	Percentage of Total	December 31, 2016	Percentage of Total
Commercial and industrial	$4,677,923	36.8%	$4,344,000	36.3%
Energy:
Production	1,094,927	8.6	971,767	8.1
Service	159,893	1.3	221,213	1.8
Other	132,240	1.0	193,081	1.7
Total energy	1,387,060	10.9	1,386,061	11.6
Commercial real estate:
Commercial mortgages	3,714,172	29.2	3,481,157	29.1
Construction	1,082,229	8.5	1,043,261	8.7
Land	307,701	2.4	311,030	2.6
Total commercial real estate	5,104,102	40.1	4,835,448	40.4
Consumer real estate:
Home equity loans	357,542	2.8	345,130	2.9
Home equity lines of credit	288,981	2.3	264,862	2.2
Other	367,948	2.9	326,793	2.7
Total consumer real estate	1,014,471	8.0	936,785	7.8
Total real estate	6,118,573	48.1	5,772,233	48.2
Consumer and other	522,748	4.2	473,098	3.9
Total loans	$12,706,304	100.0%	$11,975,392	100.0%
Concentrations of Credit. Most of our lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio, as well as other markets. The majority of our loan portfolio consists of commercial and industrial and commercial real estate loans. As of September 30, 2017, there were no concentrations of loans related to any single industry in excess of 10% of total loans other than energy loans, which totaled 10.9% of total loans. Unfunded commitments to extend credit and standby letters of credit issued to customers in the energy industry totaled $1.1 billion and $40.9 million, respectively, as of September 30, 2017.

Foreign Loans. We have U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at September 30, 2017 or December 31, 2016.
Non-Accrual and Past Due Loans. Non-accrual loans, segregated by class of loans, were as follows:

	September 30, 2017	December 31, 2016
Commercial and industrial	$37,239	$31,475
Energy	96,717	57,571
Commercial real estate:
Buildings, land and other	6,773	8,550
Construction	—	—
Consumer real estate	2,167	2,130
Consumer and other	208	425
Total	$143,104	$100,151
As of September 30, 2017, non-accrual loans reported in the table above included $54.1 million related to loans that were restructured as “troubled debt restructurings” during 2017. See the section captioned “Troubled Debt Restructurings” elsewhere in this note. Had non-accrual loans performed in accordance with their original contract terms, we would have recognized additional interest income, net of tax, of approximately $783 thousand and $2.4 million for the three and nine months ended September 30, 2017, compared to $647 thousand and $2.4 million for three and nine months ended September 30, 2016.
An age analysis of past due loans (including both accruing and non-accruing loans), segregated by class of loans, as of September 30, 2017 was as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and industrial	$26,415	$30,740	$57,155	$4,620,768	$4,677,923	$20,614
Energy	12,585	46,097	58,682	1,328,378	1,387,060	634
Commercial real estate:
Buildings, land and other	9,065	4,065	13,130	4,008,743	4,021,873	2,229
Construction	—	2,331	2,331	1,079,898	1,082,229	2,331
Consumer real estate	7,671	2,107	9,778	1,004,693	1,014,471	835
Consumer and other	9,754	486	10,240	512,508	522,748	478
Total	$65,490	$85,826	$151,316	$12,554,988	$12,706,304	$27,121
Impaired Loans. Impaired loans are set forth in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
September 30, 2017
Commercial and industrial	$48,751	$31,065	$3,937	$35,002	$1,665
Energy	107,883	34,834	61,805	96,639	13,267
Commercial real estate:
Buildings, land and other	9,976	5,627	—	5,627	—
Construction	—	—	—	—	—
Consumer real estate	1,214	1,214	—	1,214	—
Consumer and other	—	—	—	—	—
Total	$167,824	$72,740	$65,742	$138,482	$14,932

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
December 31, 2016
Commercial and industrial	$40,288	$19,862	$9,047	$28,909	$5,436
Energy	60,522	27,759	29,804	57,563	3,750
Commercial real estate:
Buildings, land and other	11,369	6,866	—	6,866	—
Construction	—	—	—	—	—
Consumer real estate	977	655	—	655	—
Consumer and other	32	30	—	30	—
Total	$113,188	$55,172	$38,851	$94,023	$9,186
The average recorded investment in impaired loans was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Commercial and industrial	$26,910	$26,921	$26,651	$25,365
Energy	76,008	47,003	72,055	57,309
Commercial real estate:
Buildings, land and other	5,553	8,904	6,106	20,444
Construction	—	326	—	548
Consumer real estate	1,209	545	1,155	508
Consumer and other	—	48	13	24
Total	$109,680	$83,747	$105,980	$104,198
Troubled Debt Restructurings. Troubled debt restructurings during the nine months ended September 30, 2017 and September 30, 2016 are set forth in the following table.

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Balance at Restructure	Balance at Period-End	Balance at Restructure	Balance at Period-End
Commercial and industrial	$4,026	$3,875	$510	$505
Energy	56,097	55,023	73,977	31,918
Commercial real estate:
Buildings, land and other	—	—	1,455	1,455
Construction	—	—	243	221
	$60,123	$58,898	$76,185	$34,099
Loan modifications are typically related to extending amortization periods, converting loans to interest only for a limited period of time, deferral of interest payments, waiver of certain covenants, consolidating notes and/or reducing collateral or interest rates. The modifications during the reported periods did not significantly impact our determination of the allowance for loan losses. As of September 30, 2017, there was one loan totaling $43.1 million that was restructured during the third quarter of 2017 that was in excess of 90 days past due, however, the underlying terms of the modification allow for the deferral of payments. During the nine months ended September 30, 2017, we recognized charge-offs totaling $10.0 million related to loans restructured during the third and fourth quarters of 2016. During the nine months ended September 30, 2016, we recognized a charge-off of $9.5 million related to a loan restructured during the first quarter of 2016. The loan was subsequently sold with proceeds from the sale totaling $30.5 million.
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

	September 30, 2017		December 31, 2016
	Weighted Average Risk Grade	Loans	Weighted Average Risk Grade	Loans
Commercial and industrial:
Risk grades 1-8	6.01	$4,236,670	6.01	$3,989,722
Risk grade 9	9.00	201,635	9.00	106,988
Risk grade 10	10.00	89,126	10.00	115,420
Risk grade 11	11.00	113,253	11.00	100,245
Risk grade 12	12.00	35,574	12.00	25,939
Risk grade 13	13.00	1,665	13.00	5,686
Total	6.38	$4,677,923	6.35	$4,344,000
Energy
Risk grades 1-8	6.19	$1,082,349	6.34	$854,688
Risk grade 9	9.00	46,285	9.00	78,524
Risk grade 10	10.00	67,694	10.00	150,872
Risk grade 11	11.00	94,015	11.00	244,406
Risk grade 12	12.00	83,450	12.00	53,821
Risk grade 13	13.00	13,267	13.00	3,750
Total	7.21	$1,387,060	7.95	$1,386,061
Commercial real estate:
Buildings, land and other
Risk grades 1-8	6.69	$3,720,068	6.67	$3,463,064
Risk grade 9	9.00	115,196	9.00	109,110
Risk grade 10	10.00	110,647	10.00	145,067
Risk grade 11	11.00	69,189	11.00	66,396
Risk grade 12	12.00	6,773	12.00	8,550
Risk grade 13	13.00	—	13.00	—
Total	6.93	$4,021,873	6.95	$3,792,187
Construction
Risk grades 1-8	7.14	$1,058,847	6.97	$1,023,194
Risk grade 9	9.00	18,106	9.00	15,829
Risk grade 10	10.00	3,768	10.00	2,889
Risk grade 11	11.00	1,508	11.00	1,349
Risk grade 12	12.00	—	12.00	—
Risk grade 13	13.00	—	13.00	—
Total	7.19	$1,082,229	7.01	$1,043,261

Net (charge-offs)/recoveries, segregated by class of loans, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Commercial and industrial	$(4,565)	$(3,079)	$(12,155)	$(8,177)
Energy	451	(865)	(10,010)	(18,623)
Commercial real estate:
Buildings, land and other	266	259	768	801
Construction	2	9	8	18
Consumer real estate	(629)	(195)	(422)	(22)
Consumer and other	(1,760)	(1,115)	(4,289)	(2,817)
Total	$(6,235)	$(4,986)	$(26,100)	$(28,820)
In assessing the general economic conditions in the State of Texas, management monitors and tracks the Texas Leading Index (“TLI”), which is produced by the Federal Reserve Bank of Dallas. The TLI, the components of which are more fully described in our 2016 Form 10-K, totaled 124.6 at August 31, 2017 (most recent date available) and 123.1 at December 31, 2016. A higher TLI value implies more favorable economic conditions.
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
The following table presents details of the allowance for loan losses allocated to each portfolio segment as of September 30, 2017 and December 31, 2016 and detailed on the basis of the impairment evaluation methodology we used:

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
September 30, 2017
Historical valuation allowances	$27,190	$21,900	$18,304	$2,443	$5,491	$75,328
Specific valuation allowances	1,665	13,267	—	—	—	14,932
General valuation allowances	7,397	4,677	4,841	2,040	163	19,118
Macroeconomic valuation allowances	12,185	12,069	14,930	2,392	3,349	44,925
Total	$48,437	$51,913	$38,075	$6,875	$9,003	$154,303
Allocated to loans:
Individually evaluated	$1,665	$13,267	$—	$—	$—	$14,932
Collectively evaluated	46,772	38,646	38,075	6,875	9,003	139,371
Total	$48,437	$51,913	$38,075	$6,875	$9,003	$154,303
December 31, 2016
Historical valuation allowances	$33,251	$34,626	$16,976	$2,225	$4,585	$91,663
Specific valuation allowances	5,436	3,750	—	—	—	9,186
General valuation allowances	6,708	3,769	5,004	1,506	(144)	16,843
Macroeconomic valuation allowances	7,520	18,508	8,233	507	585	35,353
Total	$52,915	$60,653	$30,213	$4,238	$5,026	$153,045
Allocated to loans:
Individually evaluated	$5,436	$3,750	$—	$—	$—	$9,186
Collectively evaluated	47,479	56,903	30,213	4,238	5,026	143,859
Total	$52,915	$60,653	$30,213	$4,238	$5,026	$153,045

Our recorded investment in loans as of September 30, 2017 and December 31, 2016 related to each balance in the allowance for loan losses by portfolio segment and detailed on the basis of the impairment methodology we used was as follows:

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
September 30, 2017
Individually evaluated	$35,002	$96,639	$5,627	$1,214	$—	$138,482
Collectively evaluated	4,642,921	1,290,421	5,098,475	1,013,257	522,748	12,567,822
Total	$4,677,923	$1,387,060	$5,104,102	$1,014,471	$522,748	$12,706,304
December 31, 2016
Individually evaluated	$28,909	$57,563	$6,866	$655	$30	$94,023
Collectively evaluated	4,315,091	1,328,498	4,828,582	936,130	473,068	11,881,369
Total	$4,344,000	$1,386,061	$4,835,448	$936,785	$473,098	$11,975,392
The following table details activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2017 and 2016. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Three months ended:
September 30, 2017
Beginning balance	$48,906	$54,277	$33,002	$5,535	$7,838	$149,558
Provision for loan losses	4,096	(2,815)	4,805	1,969	2,925	10,980
Charge-offs	(5,468)	—	—	(766)	(4,120)	(10,354)
Recoveries	903	451	268	137	2,360	4,119
Net charge-offs	(4,565)	451	268	(629)	(1,760)	(6,235)
Ending balance	$48,437	$51,913	$38,075	$6,875	$9,003	$154,303
September 30, 2016
Beginning balance	$47,578	$66,339	$27,063	$3,935	$4,799	$149,714
Provision for loan losses	4,632	(3,231)	1,886	427	1,331	5,045
Charge-offs	(4,036)	(884)	(9)	(287)	(3,300)	(8,516)
Recoveries	957	19	277	92	2,185	3,530
Net charge-offs	(3,079)	(865)	268	(195)	(1,115)	(4,986)
Ending balance	$49,131	$62,243	$29,217	$4,167	$5,015	$149,773

Nine months ended:
September 30, 2017
Beginning balance	$52,915	$60,653	$30,213	$4,238	$5,026	$153,045
Provision for loan losses	7,677	1,270	7,086	3,059	8,266	27,358
Charge-offs	(14,574)	(10,595)	(14)	(779)	(11,291)	(37,253)
Recoveries	2,419	585	790	357	7,002	11,153
Net charge-offs	(12,155)	(10,010)	776	(422)	(4,289)	(26,100)
Ending balance	$48,437	$51,913	$38,075	$6,875	$9,003	$154,303
September 30, 2016
Beginning balance	$42,993	$54,696	$24,313	$4,659	$9,198	$135,859
Provision for loan losses	14,315	26,170	4,085	(470)	(1,366)	42,734
Charge-offs	(10,754)	(18,644)	(56)	(464)	(9,276)	(39,194)
Recoveries	2,577	21	875	442	6,459	10,374
Net charge-offs	(8,177)	(18,623)	819	(22)	(2,817)	(28,820)
Ending balance	$49,131	$62,243	$29,217	$4,167	$5,015	$149,773

Note 4 - Goodwill and Other Intangible Assets
Goodwill and other intangible assets are presented in the table below.

	September 30, 2017	December 31, 2016
Goodwill	$654,952	$654,952
Other intangible assets:
Core deposits	$4,340	$5,298
Customer relationships	1,086	1,410
Non-compete agreements	49	68
	$5,475	$6,776
The estimated aggregate future amortization expense for intangible assets remaining as of September 30, 2017 is as follows:

Remainder of 2017	$402
2018	1,424
2019	1,167
2020	918
2021	697
Thereafter	867
$5,475
Note 5 - Deposits
Deposits were as follows:

	September 30, 2017	Percentage of Total	December 31, 2016	Percentage of Total
Non-interest-bearing demand deposits:
Commercial and individual	$10,466,844	39.6%	$9,670,989	37.5%
Correspondent banks	226,313	0.9	280,751	1.1
Public funds	481,094	1.8	561,629	2.2
Total non-interest-bearing demand deposits	11,174,251	42.3	10,513,369	40.8
Interest-bearing deposits:
Private accounts:
Savings and interest checking	6,449,079	24.4	6,436,065	24.9
Money market accounts	7,607,675	28.8	7,486,431	29.0
Time accounts of $100,000 or more	454,096	1.7	460,028	1.8
Time accounts under $100,000	323,748	1.3	338,714	1.3
Total private accounts	14,834,598	56.2	14,721,238	57.0
Public funds:
Savings and interest checking	312,430	1.2	446,872	1.7
Money market accounts	68,018	0.3	113,669	0.4
Time accounts of $100,000 or more	13,462	—	15,748	0.1
Time accounts under $100,000	510	—	679	—
Total public funds	394,420	1.5	576,968	2.2
Total interest-bearing deposits	15,229,018	57.7	15,298,206	59.2
Total deposits	$26,403,269	100.0%	$25,811,575	100.0%
The following table presents additional information about our deposits:

	September 30, 2017	December 31, 2016
Deposits from foreign sources (primarily Mexico)	$756,326	$776,003
Deposits not covered by deposit insurance	13,255,165	12,889,047

Note 6 - Borrowed Funds
Subordinated Notes Payable. In March 2017, we issued $100 million of 4.50% subordinated notes that mature on March 17, 2027. The notes, which qualify as Tier 2 capital for Cullen/Frost, bear interest at the rate of 4.50% per annum, payable semi-annually on each March 17 and September 17. The notes are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries. Unamortized debt issuance costs related to these notes, totaled approximately $1.5 million at September 30, 2017. Proceeds from sale of the notes were used for general corporate purposes.
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
Financial instruments with off-balance-sheet risk were as follows:

	September 30, 2017	December 31, 2016
Commitments to extend credit	$7,939,438	$7,476,420
Standby letters of credit	236,996	239,482
Deferred standby letter of credit fees	1,860	2,054
Lease Commitments. We lease certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $7.7 million and $23.0 million during the three and nine months ended September 30, 2017 and $7.5 million and $22.0 million during the three and nine months ended September 30, 2016. There has been no significant change in our expected future minimum lease payments since December 31, 2016. See the 2016 Form 10-K for information regarding these commitments.
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
Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. For Cullen/Frost, additional Tier 1 capital at September 30, 2017 and December 31, 2016 includes $144.5 million of 5.375% non-cumulative perpetual preferred stock. Frost Bank did not have any additional Tier 1 capital beyond Common Equity Tier 1 at September 30, 2017 or December 31, 2016.
Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both Cullen/Frost and Frost Bank includes a permissible portion of the allowance for loan losses. Tier 2 capital for Cullen/Frost also includes $100.0 million of qualified subordinated debt at September 30, 2017 and $133.0 million of trust preferred securities at both September 30, 2017 and December 31, 2016.

The following table presents actual and required capital ratios for Cullen/Frost and Frost Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2017 and December 31, 2016 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. See the 2016 Form 10-K for a more detailed discussion of the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
September 30, 2017
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$2,345,433	12.38%	$1,089,289	5.75%	$1,326,014	7.00%	$1,231,370	6.50%
Frost Bank	2,461,004	13.02	1,086,527	5.75	1,322,652	7.00	1,228,248	6.50
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	2,489,919	13.14	1,373,451	7.25	1,610,160	8.50	1,515,532	8.00
Frost Bank	2,461,004	13.02	1,369,969	7.25	1,606,077	8.50	1,511,690	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	2,877,222	15.19	1,752,334	9.25	1,989,021	10.50	1,894,415	10.00
Frost Bank	2,615,307	13.84	1,747,891	9.25	1,983,978	10.50	1,889,612	10.00
Leverage Ratio
Cullen/Frost	2,489,919	8.39	1,187,616	4.00	1,187,573	4.00	1,484,521	5.00
Frost Bank	2,461,004	8.29	1,186,763	4.00	1,186,719	4.00	1,483,453	5.00
December 31, 2016
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$2,239,186	12.52%	$916,360	5.125%	$1,251,425	7.00%	$1,162,213	6.50%
Frost Bank	2,296,480	12.88	913,460	5.125	1,247,463	7.00	1,158,535	6.50
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	2,383,672	13.33	1,184,563	6.625	1,519,587	8.50	1,430,416	8.00
Frost Bank	2,296,480	12.88	1,180,814	6.625	1,514,776	8.50	1,425,889	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	2,669,717	14.93	1,542,168	8.625	1,877,137	10.50	1,788,020	10.00
Frost Bank	2,449,525	13.74	1,537,286	8.625	1,871,194	10.50	1,782,361	10.00
Leverage Ratio
Cullen/Frost	2,383,672	8.14	1,171,682	4.00	1,171,573	4.00	1,464,602	5.00
Frost Bank	2,296,480	7.85	1,170,249	4.00	1,170,141	4.00	1,462,812	5.00
As of September 30, 2017, capital levels at Cullen/Frost and Frost Bank exceed all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis. Based on the ratios presented above, capital levels as of September 30, 2017 at Cullen/Frost and Frost Bank exceed the minimum levels necessary to be considered “well capitalized.”
Cullen/Frost and Frost Bank are subject to the regulatory capital requirements administered by the Federal Reserve Board and, for Frost Bank, the Federal Deposit Insurance Corporation (“FDIC”). Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of September 30, 2017, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.
Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On October 27, 2016, our board of directors authorized a $100.0 million stock repurchase program, allowing us to repurchase shares of our common stock over a two-year period from time to time at various prices in the open market or through private transactions. During the three months ended September 30, 2017, we repurchased 1,134,966 shares under the plan at at a total cost of $100.0 million.
Dividend Restrictions. In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well capitalized” status, at September 30, 2017, Frost Bank could pay aggregate dividends of up to $480.2 million to Cullen/Frost without prior regulatory approval.
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
The notional amounts and estimated fair values of interest rate derivative contracts are presented in the following table. The fair values of interest rate derivative contracts are estimated utilizing internal valuation models with observable market data inputs, or as determined by the Chicago Mercantile Exchange (“CME”) for centrally cleared derivative contracts. Beginning in 2017, CME rules legally characterize variation margin payments for centrally cleared derivatives as settlements of the derivatives' exposure rather than collateral. As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting and financial reporting purposes. Variation margin, as determined by the CME, is settled daily. As a result, derivative contracts that clear through the CME have an estimated fair value of zero as of September 30, 2017.

	September 30, 2017		December 31, 2016
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivatives designated as hedges of fair value:
Financial institution counterparties:
Loan/lease interest rate swaps – assets	$39,372	$296	$41,818	$368
Loan/lease interest rate swaps – liabilities	14,077	(764)	18,812	(1,278)
Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan/lease interest rate swaps – assets	206,930	747	206,745	2,649
Loan/lease interest rate swaps – liabilities	735,583	(14,623)	694,965	(25,466)
Loan/lease interest rate caps – assets	114,744	547	85,966	575
Customer counterparties:
Loan/lease interest rate swaps – assets	735,583	22,384	694,965	25,467
Loan/lease interest rate swaps – liabilities	206,930	(2,442)	206,745	(2,649)
Loan/lease interest rate caps – liabilities	114,744	(547)	85,966	(575)

The weighted-average rates paid and received for interest rate swaps outstanding at September 30, 2017 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Fair value hedge loan/lease interest rate swaps	2.32%	1.23%
Non-hedging interest rate swaps – financial institution counterparties	3.96%	2.84%
Non-hedging interest rate swaps – customer counterparties	2.84%	3.96%
The weighted-average strike rate for outstanding interest rate caps was 3.07% at September 30, 2017.
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

		September 30, 2017		December 31, 2016
	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Oil – assets	Barrels	977	$1,530	227	$206
Oil – liabilities	Barrels	1,082	(1,311)	944	(4,400)
Natural gas – assets	MMBTUs	3,351	319	—	—
Natural gas – liabilities	MMBTUs	1,546	(81)	1,299	(1,357)
Customer counterparties:
Oil – assets	Barrels	1,096	1,459	944	4,580
Oil – liabilities	Barrels	963	(1,327)	227	(206)
Natural gas – assets	MMBTUs	1,546	96	1,299	1,393
Natural gas – liabilities	MMBTUs	3,351	(285)	—	—
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

		September 30, 2017		December 31, 2016
	Notional Currency	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Forward contracts – assets	EUR	135	$1	—	$—
Forward contracts – assets	CAD	7,234	15	—	—
Forward contracts – assets	GBP	547	1	—	—
Forward contracts – assets	AUD	60	1	—	—
Forward contracts – liabilities	EUR	4,693	(80)	870	(9)
Forward contracts – liabilities	CAD	—	—	2,214	(21)
Forward contracts – liabilities	GBP	1,075	(24)	419	(3)
Customer counterparties:
Forward contracts – assets	EUR	3,867	104	—	—
Forward contracts – assets	CAD	7,205	15	2,205	29
Forward contracts – assets	GBP	192	2	—	—

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
Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Commercial loan/lease interest rate swaps:
Amount of gain (loss) included in interest income on loans	$(149)	$(331)	$(592)	$(1,057)
Amount of (gain) loss included in other non-interest expense	(2)	4	(5)	(3)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Non-hedging interest rate derivatives:
Other non-interest income	$1,085	$374	$2,062	$1,788
Other non-interest expense	—	—	1	—
Non-hedging commodity derivatives:
Other non-interest income	231	110	387	255
Non-hedging foreign currency derivatives:
Other non-interest income	83	8	101	22
Counterparty Credit Risk. Our credit exposure relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with bank customers was approximately $23.6 million at September 30, 2017. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. Our credit exposure, net of collateral pledged, relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with upstream financial institution counterparties was approximately $10.3 million at September 30, 2017. This amount was primarily related to excess collateral we posted to counterparties. Collateral levels for upstream financial institution counterparties are monitored and adjusted as necessary. See Note 10 – Balance Sheet Offsetting and Repurchase Agreements for additional information regarding our credit exposure with upstream financial institution counterparties.
The aggregate fair value of securities we posted as collateral related to derivative contracts totaled $13.2 million at September 30, 2017. At such date, we also had $10.6 million in cash collateral on deposit with other financial institution counterparties.

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
Information about financial instruments that are eligible for offset in the consolidated balance sheet as of September 30, 2017 is presented in the following tables.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
September 30, 2017
Financial assets:
Derivatives:
Loan/lease interest rate swaps and caps	$1,590	$—	$1,590
Commodity swaps and options	1,849	—	1,849
Foreign currency forward contracts	18	—	18
Total derivatives	3,457	—	3,457
Resell agreements	17,642	—	17,642
Total	$21,099	$—	$21,099
Financial liabilities:
Derivatives:
Loan/lease interest rate swaps	$15,387	$—	$15,387
Commodity swaps and options	1,392	—	1,392
Foreign currency forward contracts	104	—	104
Total derivatives	16,883	—	16,883
Repurchase agreements	987,869	—	987,869
Total	$1,004,752	$—	$1,004,752

		Gross Amounts Not Offset
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
September 30, 2017
Financial assets:
Derivatives:
Counterparty A	$397	$(397)	$—	$—
Counterparty B	866	(866)	—	—
Counterparty C	204	(204)	—	—
Counterparty D	—	—	—	—
Other counterparties	1,990	(1,631)	(130)	229
Total derivatives	3,457	(3,098)	(130)	229
Resell agreements	17,642	—	(17,642)	—
Total	$21,099	$(3,098)	$(17,772)	$229
Financial liabilities:
Derivatives:
Counterparty A	$8,984	$(397)	$(8,587)	$—
Counterparty B	3,535	(866)	(2,669)	—
Counterparty C	1,128	(204)	(830)	94
Counterparty D	—	—	—	—
Other counterparties	3,236	(1,631)	(1,605)	—
Total derivatives	16,883	(3,098)	(13,691)	94
Repurchase agreements	987,869	—	(987,869)	—
Total	$1,004,752	$(3,098)	$(1,001,560)	$94

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
The remaining contractual maturity of repurchase agreements in the consolidated balance sheets as of September 30, 2017 and December 31, 2016 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
September 30, 2017
Repurchase agreements:
U.S. Treasury	$907,509	$—	$—	$—	$907,509
Residential mortgage-backed securities	80,360	—	—	—	80,360
Total borrowings	$987,869	$—	$—	$—	$987,869
Gross amount of recognized liabilities for repurchase agreements					$987,869
Amounts related to agreements not included in offsetting disclosures above					$—

December 31, 2016
Repurchase agreements:
U.S. Treasury	$841,475	$—	$—	$—	$841,475
Residential mortgage-backed securities	121,842	—	—	—	121,842
Total borrowings	$963,317	$—	$—	$—	$963,317
Gross amount of recognized liabilities for repurchase agreements					$963,317
Amounts related to agreements not included in offsetting disclosures above					$—
Note 11 - Stock-Based Compensation
A combined summary of activity in our active stock plans is presented in the table. Performance stock units outstanding are presented assuming attainment of the maximum payout rate as set forth by the performance criteria. The target award level for performance stock units granted in 2016 was 29,240. As of September 30, 2017, there were 1,499,399 shares remaining available for grant for future stock-based compensation awards.

	Director Deferred Stock Units Outstanding		Non-Vested Stock Awards/Stock Units Outstanding		Performance Stock Units Outstanding		Stock Options Outstanding
	Number of Units	Weighted- Average Fair Value at Grant	Number of Shares/Units	Weighted- Average Fair Value at Grant	Number of Units	Weighted- Average Fair Value at Grant	Number of Shares	Weighted- Average Exercise Price
Balance, January 1, 2017	53,659	$61.48	256,850	$73.43	43,860	$69.70	4,089,028	$62.67
Authorized	—	—	—	—	—	—	—	—
Granted	5,447	95.37	—	—	—	—	—	—
Exercised/vested	(6,098)	62.29	(1,730)	76.07	—	—	(766,971)	59.22
Forfeited/expired	—	—	(2,860)	76.07	—	—	(50,764)	69.65
Balance, September 30, 2017	53,008	$64.87	252,260	$73.38	43,860	$69.70	3,271,293	$63.37

Shares issued in connection with stock compensation awards are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. Shares issued in connection with stock compensation awards along with other related information were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
New shares issued from available authorized shares	9,299	—	602,662	—
Issued from available treasury stock	13,425	841,846	172,137	908,921
Total	22,724	841,846	774,799	908,921

Proceeds from stock option exercises	$1,274	$44,287	$45,422	$47,873
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
Stock-based compensation expense and the related income tax benefit is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	$1,532	$2,163	$4,892	$6,405
Non-vested stock awards/stock units	813	358	2,747	1,073
Director deferred stock units	—	—	519	520
Performance stock units	377	—	855	—
Total	$2,722	$2,521	$9,013	$7,998
Income tax benefit	$953	$882	$3,155	$2,799
Unrecognized stock-based compensation expense at September 30, 2017 is presented in the table below. Unrecognized stock-based compensation expense related to performance stock units is presented assuming attainment of the maximum payout rate as set forth by the performance criteria.

Stock options	$6,952
Non-vested stock awards/stock units	7,448
Performance stock units	2,202
Total	$16,602

Note 12 - Earnings Per Common Share
Earnings per common share is computed using the two-class method as more fully described in our 2016 Form 10-K. The following table presents a reconciliation of net income available to common shareholders, net earnings allocated to common stock and the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$93,131	$80,219	$263,625	$220,542
Less: Preferred stock dividends	2,016	2,016	6,047	6,047
Net income available to common shareholders	91,115	78,203	257,578	214,495
Less: Earnings allocated to participating securities	475	282	1,346	769
Net earnings allocated to common stock	$90,640	$77,921	$256,232	$213,726

Distributed earnings allocated to common stock	$36,174	$33,918	$107,194	$100,203
Undistributed earnings allocated to common stock	54,466	44,003	149,038	113,523
Net earnings allocated to common stock	$90,640	$77,921	$256,232	$213,726

Weighted-average shares outstanding for basic earnings per common share	63,667,356	62,449,660	63,822,011	62,114,075
Dilutive effect of stock compensation	897,945	691,543	957,337	448,290
Weighted-average shares outstanding for diluted earnings per common share	64,565,301	63,141,203	64,779,348	62,562,365
Note 13 - Defined Benefit Plans
The components of the combined net periodic expense (benefit) for our defined benefit pension plans are presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expected return on plan assets, net of expenses	$(2,779)	$(2,890)	$(8,338)	$(8,669)
Interest cost on projected benefit obligation	1,547	1,732	4,642	5,230
Net amortization and deferral	1,357	1,585	4,072	4,691
SERP settlement costs	—	—	—	187
Net periodic expense (benefit)	$125	$427	$376	$1,439
Our non-qualified defined benefit pension plan is not funded. No contributions to the qualified defined benefit pension plan were made during the nine months ended September 30, 2017. We do not expect to make any contributions to the qualified defined benefit plan during the remainder of 2017.

Note 14 - Income Taxes
Income tax expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Current income tax expense	$15,224	$12,848	$44,636	$40,251
Deferred income tax expense (benefit)	(5,332)	(1,996)	(9,505)	(11,629)
Income tax expense, as reported	$9,892	$10,852	$35,131	$28,622

Effective tax rate	9.6%	11.9%	11.8%	11.5%
Net deferred tax assets totaled $28.9 million at September 30, 2017 and $63.7 million at December 31, 2016. No valuation allowance for deferred tax assets was recorded at September 30, 2017 as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years.
The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies and the income tax effects associated with stock-based compensation. The effective income tax rates for the three and nine months ended September 30, 2017 were also impacted by the correction of an over-accrual of taxes that resulted from incorrectly classifying certain tax-exempt loans as taxable for federal income tax purposes since 2013. As a result, we recognized tax benefits totaling $3.7 million, which included $2.9 million related to the 2013 through 2016 tax years and $756 thousand related to the first and second quarters of 2017. There were no unrecognized tax benefits during any of the reported periods. Interest and/or penalties related to income taxes are reported as a component of income tax expense. Such amounts were not significant during the reported periods.
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

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$7,082	$2,479	$4,603	$(95,641)	$(33,473)	$(62,168)
Change in net unrealized gain on securities transferred to held to maturity	(3,514)	(1,230)	(2,284)	(7,278)	(2,547)	(4,731)
Reclassification adjustment for net (gains) losses included in net income	4,867	1,703	3,164	37	12	25
Total securities available for sale and transferred securities	8,435	2,952	5,483	(102,882)	(36,008)	(66,874)
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	—	—	—	—	—	—
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	1,357	475	882	1,585	555	1,030
Total defined-benefit post-retirement benefit plans	1,357	475	882	1,585	555	1,030
Total other comprehensive income (loss)	$9,792	$3,427	$6,365	$(101,297)	$(35,453)	$(65,844)

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$131,283	$45,949	$85,334	$191,865	$67,154	$124,711
Change in net unrealized gain on securities transferred to held to maturity	(13,660)	(4,781)	(8,879)	(24,629)	(8,620)	(16,009)
Reclassification adjustment for net (gains) losses included in net income	4,917	1,721	3,196	(14,866)	(5,204)	(9,662)
Total securities available for sale and transferred securities	122,540	42,889	79,651	152,370	53,330	99,040
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	—	—	—	(862)	(302)	(560)
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	4,072	1,425	2,647	4,878	1,708	3,170
Total defined-benefit post-retirement benefit plans	4,072	1,425	2,647	4,016	1,406	2,610
Total other comprehensive income (loss)	$126,612	$44,314	$82,298	$156,386	$54,736	$101,650

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available For Sale	Defined Benefit Plans	Accumulated Other Comprehensive Income
Balance January 1, 2017	$16,153	$(40,776)	$(24,623)
Other comprehensive income (loss) before reclassifications	76,455	—	76,455
Amounts reclassified from accumulated other comprehensive income (loss)	3,196	2,647	5,843
Net other comprehensive income (loss) during period	79,651	2,647	82,298
Balance at September 30, 2017	$95,804	$(38,129)	$57,675

Balance January 1, 2016	$160,611	$(46,748)	$113,863
Other comprehensive income (loss) before reclassifications	108,702	2,489	111,191
Amounts reclassified from accumulated other comprehensive income (loss)	(9,662)	121	(9,541)
Net other comprehensive income (loss) during period	99,040	2,610	101,650
Balance at September 30, 2016	$259,651	$(44,138)	$215,513
Note 16 – Operating Segments
We are managed under a matrix organizational structure whereby our two primary operating segments, Banking and Frost Wealth Advisors, overlap a regional reporting structure. See our 2016 Form 10-K for additional information regarding our operating segments. Summarized operating results by segment were as follows:

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
Revenues from (expenses to) external customers:
Three months ended:
September 30, 2017	$266,582	$36,529	$(2,285)	$300,826
September 30, 2016	244,343	33,536	(1,258)	276,621
Nine months ended:
September 30, 2017	$786,743	$107,829	$(5,669)	$888,903
September 30, 2016	737,060	97,484	(3,537)	831,007
Net income (loss):
Three months ended:
September 30, 2017	$88,368	$6,417	$(1,654)	$93,131
September 30, 2016	76,347	4,797	(925)	80,219
Nine months ended:
September 30, 2017	$250,766	$17,990	$(5,131)	$263,625
September 30, 2016	210,454	13,809	(3,721)	220,542

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
Financial Assets and Financial Liabilities. The table below summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy of ASC Topic 820 utilized to measure fair value.

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
September 30, 2017
Securities available for sale:
U.S. Treasury	$3,473,628	$—	$—	$3,473,628
Residential mortgage-backed securities	—	681,195	—	681,195
States and political subdivisions	—	5,987,739	—	5,987,739
Other	—	42,538	—	42,538
Trading account securities:
U.S. Treasury	18,814	—	—	18,814
States and political subdivisions	—	907	—	907
Derivative assets:
Interest rate swaps, caps and floors	—	23,974	—	23,974
Commodity swaps and options	—	3,404	—	3,404
Foreign currency forward contracts	139	—	—	139
Derivative liabilities:
Interest rate swaps, caps and floors	—	18,376	—	18,376
Commodity swaps and options	—	3,004	—	3,004
Foreign currency forward contracts	104	—	—	104
December 31, 2016
Securities available for sale:
U.S. Treasury	$4,019,731	$—	$—	$4,019,731
Residential mortgage-backed securities	—	785,167	—	785,167
States and political subdivisions	—	5,355,885	—	5,355,885
Other	—	42,494	—	42,494
Trading account securities:
U.S. Treasury	16,594	—	—	16,594
States and political subdivisions	—	109	—	109
Derivative assets:
Interest rate swaps, caps and floors	—	29,059	—	29,059
Commodity swaps and options	—	6,179	—	6,179
Foreign currency forward contracts	29	—	—	29
Derivative liabilities:
Interest rate swaps, caps and floors	—	29,968	—	29,968
Commodity swaps and options	—	5,963	—	5,963
Foreign currency forward contracts	33	—	—	33

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

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Level 2	Level 3	Level 2	Level 3
Carrying value of impaired loans before allocations	$—	$64,287	$—	$11,023
Specific valuation allowance (allocations) reversals of prior allocations	—	(13,477)	—	(3,750)
Fair value	$—	$50,810	$—	$7,273
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

	Nine Months Ended September 30, 2017
	2017	2016
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$—	$425
Charge-offs recognized in the allowance for loan losses	—	(3)
Fair value	$—	$422
Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$89	$492
Write-downs included in other non-interest expense	(16)	(217)
Fair value	$73	$275
Financial Instruments Reported at Amortized Cost. The estimated fair values of financial instruments that are reported at amortized cost in our consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	September 30, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$5,091,903	$5,091,903	$4,141,445	$4,141,445
Securities held to maturity	1,442,222	1,476,653	2,250,460	2,262,747
Cash surrender value of life insurance policies	179,789	179,789	177,884	177,884
Accrued interest receivable	118,035	118,035	156,714	156,714
Level 3 inputs:
Loans, net	12,552,001	12,574,862	11,822,347	11,903,956
Financial liabilities:
Level 2 inputs:
Deposits	26,403,269	26,398,885	25,811,575	25,812,039
Federal funds purchased and repurchase agreements	997,919	997,919	976,992	976,992
Junior subordinated deferrable interest debentures	136,170	137,115	136,127	137,115
Subordinated notes payable and other borrowings	98,512	102,072	99,990	100,000
Accrued interest payable	1,737	1,737	1,204	1,204

Note 18 - Accounting Standards Updates
Information about certain recently issued accounting standards updates is presented below. Also refer to Note 21 - Accounting Standards Updates in our 2016 Form 10-K for additional information related to previously issued accounting standards updates.
Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 was originally going to be effective for us on January 1, 2017; however, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date" which deferred the effective date of ASU 2014-09 by one year to January 1, 2018. Our revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. We expect that ASU 2014-09 will require us to change how we recognize certain recurring revenue streams within trust and investment management fees, insurance commissions and fees and other categories of non-interest income; however, we do not expect these changes to have a significant impact on our financial statements. We expect to adopt the standard in the first quarter of 2018 with a cumulative effect adjustment to opening retained earnings, if such adjustment is deemed to be significant.
ASU 2016-02,“Leases (Topic 842).” ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2016-02 will be effective for us on January 1, 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the potential impact of ASU 2016-02 on our financial statements. In that regard, we have selected, and will soon implement, a third-party vendor solution to assist us in the application of ASU 2016-02.
ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective on January 1, 2020. We are currently evaluating the potential impact of ASU 2016-13 on our financial statements. In that regard, we have formed a cross-functional working group, under the direction of our Chief Financial Officer and our Chief Risk Officer. The working group is comprised of individuals from various functional areas including credit, risk management, finance and information technology, among others. We are currently developing an implementation plan to include assessment of processes, portfolio segmentation, model development, system requirements and the identification of data and resource needs, among other things. We are also currently evaluating selected third-party vendor solutions to assist us in the application of the ASU 2016-13. The adoption of the ASU 2016-13 is likely to result in an increase in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate that we establish an allowance for expected credit losses on debt securities. While we are currently unable to reasonably estimate the impact of adopting ASU 2016-13, we expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.
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
ASU 2017-08,“Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium to require such premiums to be amortized to the earliest call date unless applicable guidance related to certain pools of securities is applied to consider estimated prepayments. Under prior guidance, entities were generally required to amortize premiums on individual, non-pooled callable debt securities as a yield adjustment over the contractual life of the security. ASU 2017-08 does not change the accounting for callable debt securities held at a discount. ASU 2017-08 will be effective for us on January 1, 2019, with early adoption permitted. We are currently evaluating the potential impact of ASU 2017-08 on our financial statements.
ASU 2017-09, “Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting.” ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the award's fair value, (ii) the award's vesting conditions and (iii) the award's classification as an equity or liability instrument. ASU 2017-09 will be effective for us on January 1, 2018 and is not expected to have a significant impact on our financial statements.
ASU 2017-12, “Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities.” ASU 2017-12 amends the hedge accounting recognition and presentation requirements in ASC 815 to improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities to better align the entity’s financial reporting for hedging relationships with those risk management activities and to reduce the complexity of and simplify the application of hedge accounting. ASU 2017-12 will be effective for us on January 1, 2019 and is not expected to have a significant impact on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Review
Cullen/Frost Bankers, Inc.
The following discussion should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2016, and the other information included in the 2016 Form 10-K. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results for the year ending December 31, 2017 or any future period.
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

Results of Operations
Net income available to common shareholders totaled $91.1 million, or $1.41 per diluted common share and $257.6 million, or $3.98 per diluted common share, for the three and nine months ended September 30, 2017 compared to $78.2 million, or $1.24 per diluted common share, and $214.5 million, or $3.42 per diluted common share, for the three and nine months ended September 30, 2016.
Selected data for the comparable periods was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Taxable-equivalent net interest income	$264,406	$235,665	$774,819	$694,997
Taxable-equivalent adjustment	45,195	41,158	132,311	120,264
Net interest income	219,211	194,507	642,508	574,733
Provision for loan losses	10,980	5,045	27,358	42,734
Net interest income after provision for loan losses	208,231	189,462	615,150	531,999
Non-interest income	81,615	82,114	246,395	256,274
Non-interest expense	186,823	180,505	562,789	539,109
Income before income taxes	103,023	91,071	298,756	249,164
Income taxes	9,892	10,852	35,131	28,622
Net income	93,131	80,219	263,625	220,542
Preferred stock dividends	2,016	2,016	6,047	6,047
Net income available to common shareholders	$91,115	$78,203	$257,578	$214,495
Earnings per common share – basic	$1.43	$1.24	$4.02	$3.44
Earnings per common share – diluted	1.41	1.24	3.98	3.42
Dividends per common share	0.57	0.54	1.68	1.61
Return on average assets	1.19%	1.07%	1.14%	1.01%
Return on average common equity	11.71	10.31	11.44	9.87
Average shareholders’ equity to average assets	10.63	10.85	10.43	10.70
Net income available to common shareholders increased $12.9 million, or 16.5% for the three months ended September 30, 2017 and increased $43.1 million, or 20.1% for the nine months ended September 30, 2017 compared to the same periods in 2016. The increase during the three months ended September 30, 2017 was primarily the result of a $24.7 million increase in net interest income and a $960 thousand decrease in income tax expense partly offset by a $6.3 million increase in non-interest expense, a $5.9 million increase in the provision for loan losses and a $499 thousand decrease in non-interest income. The increase during the nine months ended September 30, 2017 was primarily the result of a $67.8 million increase in net interest income and a $15.4 million decrease in the provision for loan losses partly offset by a $23.7 million increase in non-interest expense, a $9.9 million decrease in non-interest income and a $6.5 million increase in income tax expense. Details of the changes in the various components of net income are further discussed below.
During the third quarter of 2017, our operations in our Houston and Corpus Christi market areas were disrupted by hurricane Harvey. As a result, we incurred certain additional expenses, as discussed below; lost potential revenue as a result of branch closures; and allocated a portion of our allowance for loan losses for probable losses related to the impact of the hurricane, as discussed below. While the ultimate impact of the hurricane on our operations is uncertain, we expect that it will be mitigated, at least in part, by insurance coverage and, based on the information available to us at this time, we do not expect any significant impact on our financial statements.
Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 72.3% of total revenue during the first nine months of 2017. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.
The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, remained at 3.50% during most of 2016. In December 2016, the prime rate increased 25 basis points to 3.75% and remained at that level until March 2017, when the prime rated increased another 25 basis points to 4.00%. In June 2017, the prime rate increased an additional 25 basis points to 4.25%. Our loan portfolio is also impacted by changes in the London Interbank Offered Rate (LIBOR). At September 30, 2017, the one-month and three-month U.S. dollar LIBOR interest rates were 1.23% and 1.33%, respectively, while at September 30, 2016, the one-month and three-month U.S. dollar LIBOR interest rates were 0.53% and 0.85%, respectively. The effective federal funds rate, which is the cost of immediately available overnight funds, remained at 0.50% during most of 2016. In December 2016, the effective federal funds rate increased 25 basis points to 0.75% and remained at that level until March 2017, when the effective federal funds rate increased another 25 basis points to 1.00%. In June 2017, the effective federal funds rate was increased an additional 25 basis points to 1.25%.
We are primarily funded by core deposits, with non-interest-bearing demand deposits historically being a significant source of funds. This lower-cost funding base is expected to have a positive impact on our net interest income and net interest margin in a rising interest rate environment. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. To date, we have not experienced any significant additional interest costs as a result of the repeal. However, in light of the aforementioned increases in market interest rates, in late July 2017, we increased the interest rates we pay on most of our interest-bearing deposit products. See Item 3. Quantitative and Qualitative Disclosures About Market Risk elsewhere in this report for information about the expected impact of this legislation on our sensitivity to interest rates. Further analysis of the components of our net interest margin is presented below.
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

	Three Months Ended
	September 30, 2017 vs. September 30, 2016
	Increase (Decrease) Due to Change in
	Rate	Volume	Number of Days	Total
Interest-bearing deposits	$6,472	$217	$—	$6,689
Federal funds sold and resell agreements	75	121	—	196
Securities:
Taxable	(1,176)	(1,518)	—	(2,694)
Tax-exempt	(3,239)	7,234	—	3,995
Loans, net of unearned discounts	13,650	12,298	—	25,948
Total earning assets	15,782	18,352	—	34,134
Savings and interest checking	—	83	—	83
Money market deposit accounts	3,339	4	—	3,343
Time accounts	147	(13)	—	134
Public funds	362	(3)	—	359
Federal funds purchased and repurchase agreements	467	12	—	479
Junior subordinated deferrable interest debentures	181	—	—	181
Subordinated notes payable and other notes	819	(5)	—	814
Total interest-bearing liabilities	5,315	78	—	5,393
Net change	$10,467	$18,274	$—	$28,741

	Nine Months Ended
	September 30, 2017 vs. September 30, 2016
	Increase (Decrease) Due to Change in
	Rate	Volume	Number of Days	Total
Interest-bearing deposits	$13,757	$1,630	$(41)	$15,346
Federal funds sold and resell agreements	202	148	(1)	349
Securities:
Taxable	(4,440)	(726)	(204)	(5,370)
Tax-exempt	(9,516)	32,818	—	23,302
Loans, net of unearned discounts	28,934	25,851	(1,257)	53,528
Total earning assets	28,937	59,721	(1,503)	87,155
Savings and interest checking	—	117	(3)	114
Money market deposit accounts	3,391	6	(13)	3,384
Time accounts	231	(41)	(3)	187
Public funds	721	(6)	—	715
Federal funds purchased and repurchase agreements	638	60	(1)	697
Junior subordinated deferrable interest debentures	497	1	—	498
Subordinated notes payable and other notes	1,875	(137)	—	1,738
Total interest-bearing liabilities	7,353	—	(20)	7,333
Net change	$21,584	$59,721	$(1,483)	$79,822
Taxable-equivalent net interest income for the three months ended September 30, 2017 increased $28.7 million, or 12.2%, while taxable-equivalent net interest income for the nine months ended September 30, 2017 increased $79.8 million, or 11.5%, compared to the same periods in 2016. Taxable-equivalent net interest income for the nine months ended September 30, 2017 included 273 days compared to 274 days for the same period in 2016 as a result of the leap year. The additional day added approximately $1.5 million to taxable-equivalent net interest income during the nine months ended September 30, 2016. Excluding the impact of the additional day results in an effective increase in taxable-equivalent net interest income of approximately $81.3 million during the nine months ended September 30, 2017. The increases in taxable-equivalent net interest income during the three and nine months ended September 30, 2017, excluding the impact of the aforementioned additional day during the nine months ended September 30, 2016, were primarily related to the impact of increases in the average volume of tax-exempt securities, loans and interest-bearing deposits as well as increases in the average yields on loans and interest-bearing deposits partly offset by the impact of decreases in the average yields on tax-exempt and taxable securities and the impact of increases in the average rate paid on interest-bearing liabilities. The average volume of interest-earning assets for the three months ended September 30, 2017 increased $1.3 billion, while the average volume of interest-earning assets during the nine months ended September 30, 2017 increased $1.7 billion compared to the same periods in 2016. The increase in average earning assets during the three months ended September 30, 2017, included a $1.1 billion increase in average loans, a $377.0 million increase in average tax-exempt securities, and a $161.3 million increase in average interest-bearing deposits partly offset by a $421.2 million decrease in average taxable securities. The increase in average earning assets during the nine months ended September 30, 2017, included an $821.8 million increase in average loans, a $648.9 million increase in average tax-exempt securities and a $384.9 million increase in average interest-bearing deposits partly offset by a $133.6 million decrease in average taxable securities.
The net interest margin increased 20 basis points from 3.53% during the three months ended September 30, 2016 to 3.73% during the three months ended September 30, 2017 and increased 13 basis points from 3.56% during the nine months ended September 30, 2016 to 3.69% during the nine months ended September 30, 2017. The increases in the net interest margin during the three and nine months ended September 30, 2017 were primarily due to increases in the average yield on interest earning assets. The average yield on interest-earning assets increased 28 basis points from 3.57% during the three months ended September 30, 2016 to 3.85% during the three months ended September 30, 2017 and increased 17 basis points from 3.60% during the nine months ended September 30, 2016 to 3.77% during the nine months ended September 30, 2017. The increases in the average yield on interest earning assets during the three and nine months ended September 30, 2017 were mostly due to increases in the average yields on interest-bearing deposits and loans. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets.
The average yield on loans increased 32 basis points from 4.00% during the first nine months of 2016 to 4.32% during the first nine months of 2017. The average yield on loans was positively impacted by increases in market interest rates compared to the same period in 2016, as discussed above. The average volume of loans during the first nine months of 2017 increased $821.8 million, or 7.1%, compared to the same period in 2016. Loans made up approximately 43.8% of average interest-earning assets during the first nine months of 2017 compared to 43.6% during the same period in 2016.

The average yield on securities was 3.96% during the first nine months of 2017, decreasing 5 basis points from 4.01% during the first nine months of 2016. Despite the fact that the average yield on taxable securities decreased 12 basis points from 2.02% during the first nine months of 2016 to 1.90% during the first nine months of 2017 and the average yield on tax-exempt securities decreased 19 basis point from 5.58% during the first nine months of 2016 to 5.39% during the first nine months of 2017, the overall average yield on securities only decreased 5 basis points because of a higher proportion of average securities invested in higher yielding tax-exempt securities during the first nine months of 2017 compared to the same period in 2016. Tax exempt securities made up approximately 58.8% of total average securities during the first nine months of 2017, compared to 55.9% during the same period in 2016. The average volume of total securities during the first nine months of 2017 increased $515.3 million, or 4.3%, compared to the same period in 2016. Securities made up approximately 44.1% of average interest-earning assets during the first nine months of 2017 compared to 45.1% during the same period in 2016.
Average federal funds sold, resell agreements and interest-bearing deposits during the first nine months of 2017 increased $407.3 million compared to the same period in 2016.The increase in average federal funds sold, resell agreements and interest-bearing deposits was primarily related to growth in average deposits. Federal funds sold, resell agreements and interest-bearing deposits made up approximately 12.1% of average interest-earning assets during the first nine months of 2017 compared to 11.3% during the same period in 2016. The combined average yield on federal funds sold, resell agreements and interest-bearing deposits was 1.07% during the first nine months of 2017 compared to 0.51% during the same period in 2016. As discussed above, the effective federal funds rate increased from 0.50% to 0.75% in December 2016, increased from 0.75% to 1.00% in March 2017 and increased from 1.00% to 1.25% in June 2017.
The average rate paid on interest-bearing liabilities was 0.13% during the first nine months of 2017, increasing 5 basis points from 0.08% during the same period in 2016. Average deposits increased $1.5 billion during the first nine months of 2017 compared to the same period in 2016. Average non-interest-bearing deposits for the first nine months of 2017 increased $832.2 million compared to the same period in 2016, while average interest-bearing deposits for the first nine months of 2017 increased $699.7 million compared to the same period in 2016. The ratio of average interest-bearing deposits to total average deposits was 58.3% during the first nine months of 2017 compared to 59.1% during the same period in 2016. The average cost of deposits is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-bearing deposits. The average cost of interest-bearing deposits and total deposits was 0.09% and 0.05%, respectively, during the first nine months of 2017 compared to 0.05% and 0.03%, respectively, during the first nine months of 2016. The average cost of deposits during 2017 was impacted by the aforementioned increases in interest rates paid on most of our interest-bearing deposit products during the third quarter.
Our net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.64% during the first nine months of 2017 compared to 3.52% during the same period in 2016. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.
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
Provision for Loan Losses
The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb inherent losses within the existing loan portfolio. The provision for loan losses totaled $11.0 million and $27.4 million for the three and nine months ended September 30, 2017 compared to $5.0 million and $42.7 million for the three and nine months ended September 30, 2016. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Non-Interest Income
The components of non-interest income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Trust and investment management fees	$27,493	$26,451	$81,690	$77,806
Service charges on deposit accounts	20,967	20,540	62,934	60,769
Insurance commissions and fees	10,892	11,029	34,441	35,812
Interchange and debit card transaction fees	5,884	5,435	17,150	15,838
Other charges, commissions and fees	10,493	10,703	29,983	29,825
Net gain (loss) on securities transactions	(4,867)	(37)	(4,917)	14,866
Other	10,753	7,993	25,114	21,358
Total	$81,615	$82,114	$246,395	$256,274
Total non-interest income for the three and nine months ended September 30, 2017 decreased $499 thousand, or 0.6% and decreased $9.9 million, or 3.9%, compared to the same periods in 2016, respectively. Excluding the impact of the net gain (loss) on securities transactions, total non-interest income effectively increased $4.3 million, or 5.3%, and $9.9 million, or 4.1%, respectively, for the three and nine months ended September 30, 2017 compared to the same period in 2016. Changes in the various components of non-interest income are discussed in more detail below.
Trust and Investment Management Fees. Trust and investment management fees for the three and nine months ended September 30, 2017 increased $1.0 million, or 3.9%, and increased $3.9 million, or 5.0%, compared to the same periods in 2016, respectively. Investment fees are the most significant component of trust and investment management fees, making up approximately 83.5% and 81.6% of total trust and investment management fees for the first nine months of 2017 and 2016, respectively. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees.
The increase in trust and investment management fees during the three and nine months ended September 30, 2017 compared to the same period in 2016 was primarily the result of increases in trust investment fees (up $1.6 million and $4.7 million, respectively). The increase in trust investment fees during 2017 was due to higher average equity valuations. The increases in trust investment fees were partly offset by decreases in estate fees (down $212 thousand and $537 thousand during the three and nine months ended September 30, 2017, respectively) and oil and gas fees (down $294 thousand and $159 thousand during the three and nine months ended September 30, 2017, respectively).
At September 30, 2017, trust assets, including both managed assets and custody assets, were primarily composed of equity securities (49.6% of assets), fixed income securities (39.1% of assets) and cash equivalents (6.9% of assets). The estimated fair value of these assets was $31.0 billion (including managed assets of $13.9 billion and custody assets of $17.2 billion) at September 30, 2017, compared to $29.3 billion (including managed assets of $13.4 billion and custody assets of $15.9 billion) at December 31, 2016 and $29.7 billion (including managed assets of $13.3 billion and custody assets of $16.4 billion) at September 30, 2016.
Service Charges on Deposit Accounts. Service charges on deposit accounts for the three months ended September 30, 2017 increased $427 thousand, or 2.1%, compared to the same period in 2016. The increase was primarily due to increases in consumer service charges (up $429 thousand) and overdraft/insufficient funds charges on consumer and commercial accounts (up $315 thousand and $62 thousand, respectively) partly offset by a decrease in commercial service charges (down $368 thousand). Service charges on deposit accounts for the nine months ended September 30, 2017 increased $2.2 million, or 3.6%, compared to the same period in 2016. The increase was primarily due to increases in overdraft/insufficient funds charges on consumer and commercial accounts (up $1.6 million and $361 thousand, respectively) and consumer service charges (up $451 thousand) partly offset by a decrease in commercial service charges (down $221 thousand). Overdraft/insufficient funds charges totaled $8.7 million ($6.8 million consumer and $2.0 million commercial) during the three months ended September 30, 2017 compared to $8.4 million ($6.5 million consumer and $1.9 million commercial) during the same period in 2016. Overdraft/insufficient funds charges totaled $25.9 million ($20.0 million consumer and $5.9 million commercial) during the nine months ended September 30, 2017 compared to $23.9 million ($18.4 million consumer and $5.5 million commercial) during the same period in 2016.
Insurance Commissions and Fees. Insurance commissions and fees for the three months ended September 30, 2017 decreased $137 thousand, or 1.2%, compared to the same period in 2016. The decrease was related to a decrease in contingent income (down $212 thousand) partly offset by an increase in commission income (up $75 thousand). Insurance commissions and fees for the nine months ended September 30, 2017 decreased $1.4 million, or 3.8%, compared to the same period in 2016. The decrease was related to a decrease in contingent income (down $2.7 million) partly offset by an increase in commission income (up $1.3 million). Insurance commissions and fees include contingent income totaling $358 thousand and $3.4 million during the three and nine months ended September 30, 2017, respectively, and $570 thousand and $6.1 million during the same periods in 2016. Contingent income primarily consists of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. These performance related contingent payments are seasonal in nature and are mostly received during the first quarter of each year. This performance related contingent income totaled $2.1 million and $4.6 million during the nine months ended September 30, 2017 and 2016, respectively. The decrease in performance related contingent income during 2017 was related to a lack of growth within the portfolio and a deterioration in the loss performance of insurance policies previously placed. Contingent income also includes amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. This benefit plan related contingent income totaled $311 thousand and $1.3 million during the three and nine months ended September 30, 2017 and $417 thousand and $1.5 million during the three and nine months ended September 30, 2016. The increases in commission income during the three and nine months ended September 30, 2016 were primarily related to increases in benefit plan commissions due to increased business volumes partly offset by decreases in commissions on property and casualty policies.
Interchange and Debit Card Transaction Fees. Interchange fees, or “swipe” fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Interchange and debit card transaction fees consist of income from check card usage, point of sale income from PIN-based debit card transactions and ATM service fees. Interchange and debit card transaction fees for the three and nine months ended September 30, 2017 increased $449 thousand, or 8.3%, and $1.3 million, or 8.3%, compared to the three and nine months ended September 30, 2016. The increases were primarily due to increases in income from debit card transactions (up $381 thousand and $1.0 million for the three and nine months ended September 30, 2017, respectively) and ATM service fees (up $68 thousand and $267 thousand for the three and nine months ended September 30, 2017, respectively). The increases were primarily related to increased transaction volumes.
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
Other Charges, Commissions and Fees. Other charges, commissions and fees for the three months ended September 30, 2017 decreased $210 thousand, or 2.0%, compared to the same period in 2016. The decrease included decreases in human resources consulting fee income (down $160 thousand) and income from corporate finance and capital market advisory services (down $109 thousand), among other things. These items were partly offset by an increase in income related to the sale of mutual funds (up $128 thousand), among other things. Other charges, commissions and fees for the nine months ended September 30, 2017 increased $158 thousand, or 0.5%, compared to the same period in 2016. The increase included increases in income related to the sale of mutual funds (up $911 thousand) and wire transfer fees (up $235 thousand), among other things. These items were partly offset by decreases in human resources consulting fee income (down $486 thousand) and income from corporate finance and capital market advisory services (down $476 thousand), among other things. Human resources consulting fee income decreased as we no longer provide these services. Changes in the other aforementioned categories of other charges, commissions and fees were due to fluctuations in business volumes.
Net Gain/Loss on Securities Transactions. During the nine months ended September 30, 2017, we sold certain available-for-sale U.S Treasury securities with an amortized cost totaling $8.2 billion and realized a net loss of $50 thousand on those sales. The sales were primarily related to securities purchased during 2017 and subsequently sold in connection with our tax planning strategies related to the Texas franchise tax. The gross proceeds from the sales of these securities outside of Texas are included in total revenues/receipts from all sources reported for Texas franchise tax purposes, which results in a reduction in the overall percentage of revenues/receipts apportioned to Texas and subjected to taxation under the Texas franchise tax. We also sold, during the third quarter of 2017, certain other available-for-sale U.S. Treasury securities with an amortized cost totaling $751.4 million and realized a net loss of $4.9 million on those sales. These securities were sold with the intent to reinvest the sales proceeds in higher yielding debt securities and other investments.
During the nine months ended September 30, 2016, we sold certain available-for sale U.S. Treasury securities with an amortized cost totaling $8.0 billion and realized a net loss of $37 thousand on those sales. The sales were primarily related to securities purchased during 2016 and subsequently sold in connection with our aforementioned tax planning strategies related to the Texas franchise tax. We also sold certain other available-for-sale U.S. Treasury securities with an amortized cost totaling $749.5 million and realized a net gain of $2.8 million on those sales. The securities sold were due to mature during 2016. Most of the proceeds from the sale of these securities were reinvested into U.S. Treasury securities having comparable yields, but longer-terms. During the nine months ended September 30, 2016, we also sold certain municipal securities that were classified as both available for sale and held to maturity due to a significant deterioration in the creditworthiness of the issuers. These securities had a total amortized cost of $431.4 million and we realized a gain of $12.1 million on those sales. Refer to our 2016 Form 10-K for additional information related to these sales.
Other Non-Interest Income. Other non-interest income for the three months ended September 30, 2017 increased $2.8 million, or 34.5%, compared to the same period in 2016. The increase was primarily related to increases in sundry and other miscellaneous income (up $1.1 million), income from customer derivative and trading activities (up $935 thousand), gains on the sale of foreclosed and other assets (up $724 thousand) and income from customer foreign currency transactions (up $248 thousand). Sundry and other miscellaneous income during the three months ended September 30, 2017 included $1.2 million related to the collection of amounts charged-off by Western National Bank prior to our acquisition and $426 thousand related to recoveries of prior write-offs, among other things, while sundry and other miscellaneous income during the same period in 2016 included $453 thousand related to recoveries of prior write-offs, among other things. The fluctuations in income from customer derivative and trading activities and income from customer foreign currency transactions were primarily related to changes in business volumes. During the third quarter of 2017, gains on the sale of foreclosed and other assets included $700 thousand related to amortization of the deferred gain on our headquarters building, which we sold in December 2016.
Other non-interest income for the nine months ended September 30, 2017 increased $3.8 million, or 17.6%, compared to the same period in 2016. The increase was primarily related to increases in gains on the sale of foreclosed and other assets (up $1.5 million), sundry and other miscellaneous income (up $1.5 million), income from customer foreign currency transactions (up $497 thousand) and income from customer derivative and trading activities (up $422 thousand), among other things, partly offset by decreases in lease rental income (down $384 thousand) and earnings on the cash surrender value of life insurance policies (down $311 thousand), among other things. Sundry income during the nine months ended September 30, 2017 included the aforementioned $1.2 million related to the collection of amounts charged-off by Western National Bank prior to our acquisition, $864 thousand related to the settlement of a non-solicitation agreement and $541 thousand related to recoveries of prior write-offs among other things, while sundry and other miscellaneous income during the same period in 2016 included $1.1 million related to recoveries of prior write-offs, among other things. The fluctuations in income from customer foreign currency transactions and income from customer derivative and trading activities were primarily related to changes in business volumes. During the first nine months of 2017, gains on the sale of foreclosed and other assets included $2.2 million related to amortization of the aforementioned deferred gain on our headquarters building.
Non-Interest Expense
The components of non-interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Salaries and wages	$84,388	$79,411	$247,895	$236,814
Employee benefits	17,730	17,844	57,553	55,861
Net occupancy	19,391	18,202	57,781	53,631
Furniture and equipment	18,743	17,979	54,983	53,474
Deposit insurance	4,862	4,558	15,347	12,412
Intangible amortization	405	586	1,301	1,869
Other	41,304	41,925	127,929	125,048
Total	$186,823	$180,505	$562,789	$539,109
Total non-interest expense for the three and nine months ended September 30, 2017 increased $6.3 million, or 3.5% and $23.7 million, or 4.4%, compared to the same periods in 2016. Changes in the various components of non-interest expense are discussed below.
Salaries and Wages. Salaries and wages for the three and nine months ended September 30, 2017 increased $5.0 million, or 6.3%, and $11.1 million, or 4.7%, compared to the same periods in 2016. The increase was primarily related to an increase in salaries, due to an increase in the number of employees and normal annual merit and market increases, as well as increases in stock compensation and incentive compensation. Salaries and wages during the three and nine months ended September 30, 2017 also included approximately $1.2 million in severance expense primarily related to the closure of certain branch locations.
Employee Benefits. Employee benefits expense for the three months ended September 30, 2017 decreased $114 thousand, or 0.6%, compared to the same period in 2016. The decrease was primarily due to decreases in medical insurance expense (down $502 thousand), expenses related to our defined benefit retirement plans (down $302 thousand) and other employee benefits (down $120 thousand) partly offset by an increase in expenses related to our 401(k) and profit sharing plans (up $851 thousand). Employee benefits expense for the nine months ended September 30, 2017 increased $1.7 million, or 3.0%, compared to the same period in 2016. The increase was primarily due to increases in expenses related to our 401(k) and profit sharing plans (up $1.6 million) and payroll taxes (up $1.1 million) partly offset by a decrease in expenses related to our defined benefit retirement plans (down $1.1 million).
During the three and nine months ended September 30, 2017, we recognized a combined net periodic pension expense of $125 thousand and $376 thousand, respectively, related to our defined benefit retirement plans compared to a combined net periodic pension expense of $427 thousand and $1.4 million during the same periods in 2016. Net periodic pension expense during the nine months ended September 30, 2016 included $187 thousand in supplemental executive retirement plan (“SERP”) settlement costs related to the retirement of a former executive officer. Our defined benefit retirement and restoration plans were frozen effective as of December 31, 2001 and were replaced by a profit sharing plan. Management believes these actions helped to reduce the volatility in retirement plan expense. However, we still have funding obligations related to the defined benefit and restoration plans and could recognize retirement expense related to these plans in future years, which would be dependent on the return earned on plan assets, the level of interest rates and employee turnover.
Net Occupancy. Net occupancy expense for the three and nine months ended September 30, 2017 increased $1.2 million, or 6.5%, and $4.2 million, or 7.7%, compared to the same periods in 2016. The increase during the three months ended September 30, 2017 was primarily related to increases in lease expense (up $782 thousand), property taxes (up $338 thousand), utilities expense (up $140 thousand) and depreciation on leasehold improvements (up $125 thousand) partly offset by a decrease in building depreciation (down $372 thousand). The increase during the nine months ended September 30, 2017 was primarily related to increases in lease expense (up $2.6 million), property taxes (up $1.0 million), depreciation on leasehold improvements (up $604 thousand), repairs and maintenance/service contracts expense (up $535 thousand) and utilities expense (up $336 thousand) partly offset by a decrease in building depreciation (down $1.1 million). The increases in lease expense and the decreases in building depreciation during the reported periods were primarily related to the sale and lease back of our headquarters building in December 2016, as more fully discussed in our 2016 Form 10-K.
Furniture and Equipment. Furniture and equipment expense for the three and nine months ended September 30, 2017 increased $764 thousand, or 4.2%, and $1.5 million, or 2.8%, compared to the same periods in 2016. The increases were primarily related to increases in software maintenance (up $974 thousand and $2.3 million for the three and nine months ended September 30, 2017, respectively) and depreciation on furniture and equipment (up $198 thousand and $1.4 million for the three and nine months ended September 30, 2017, respectively) partly offset by a decrease in equipment rental expense (down $576 thousand and $1.6 million for the three and nine months ended September 30, 2017, respectively), and, for the nine months ended September 30, 2017, a decrease in service contracts (down $413 thousand), among other things.
Deposit Insurance. Deposit insurance expense totaled $4.9 million and $15.3 million for the three and nine months ended September 30, 2017 compared to $4.6 million and $12.4 million for the three and nine months ended September 30, 2016. Deposit insurance expense was impacted by an increase in assets and, during the nine-months ended September 30, 2017, an increase in the overall assessment rate. The increase in the assessment rate was partly related to a new surcharge that became applicable during the third quarter of 2016. In August 2016, the Federal Deposit Insurance Corporation (“FDIC”) announced that the Deposit Insurance Fund (“DIF”) reserve ratio had surpassed 1.15% as of June 30, 2016. As a result, beginning in the third quarter of 2016, the range of initial assessment rates for all institutions was adjusted downward and institutions with $10 billion or more in assets were assessed a quarterly surcharge. The quarterly surcharge will continue to be assessed until such time as the reserve ratio reaches the statutory minimum of 1.35% required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.
Intangible Amortization. Intangible amortization is primarily related to core deposit intangibles and, to a lesser extent, intangibles related to customer relationships and non-compete agreements. Intangible amortization for the three and nine months ended September 30, 2017 decreased $181 thousand, or 30.9%, and $568 thousand, or 30.4%, respectively, compared to the same periods in 2016. The decrease in amortization was primarily related to the completion of amortization of certain previously recognized intangible assets as well as a reduction in the annual amortization rate of certain previously recognized intangible assets as we use an accelerated amortization approach which results in higher amortization rates during the earlier years of the useful lives of intangible assets.
Other Non-Interest Expense. Other non-interest expense for the three months ended September 30, 2017 decreased $621 thousand, or 1.5%, compared to the same period in 2016. The decrease included decreases in check card expense (down $1.2 million), sundry and other miscellaneous expense (down $711 thousand), regulatory examination fees (down $198 thousand) and losses on the sale/write-down of foreclosed and other assets (down $170 thousand). These items were partly offset by increases in guard services expense (up $580 thousand), the provision for losses on unfunded loan commitments (up$250 thousand), business development expenses (up $207 thousand), point-of-sale related expenses (up $205 thousand), platform fees associated with our managed mutual funds (up $198 thousand) and travel/meals and entertainment expense (up $194 thousand), among other things. Other non-interest expense for the nine months ended September 30, 2017 increased

$2.9 million, or 2.3%, compared to the same period in 2016. The increase included increases in guard services expense (up $1.1 million), fraud losses (up $924 thousand), travel/meals and entertainment expense (up $828 thousand), advertising/promotions expense (up $688 thousand) and outside computer services expense (up $760 thousand), among other things. These items were partly offset by a decrease in check card expense (down $1.8 million), among other things. Guard services expense during the three and nine months ended September 30, 2017 was impacted by the effects of hurricane Harvey during the third quarter. The increase in fraud losses was primarily related to check cards, ATMs and checks.
Results of Segment Operations
Our operations are managed along two primary operating segments: Banking and Frost Wealth Advisors. A description of each business and the methodologies used to measure financial performance is described in Note 16 - Operating Segments in the accompanying notes to consolidated financial statements included elsewhere in this report. Net income (loss) by operating segment is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Banking	$88,368	$76,347	$250,766	$210,454
Frost Wealth Advisors	6,417	4,797	17,990	13,809
Non-Banks	(1,654)	(925)	(5,131)	(3,721)
Consolidated net income	$93,131	$80,219	$263,625	$220,542
Banking
Net income for the three and nine months ended September 30, 2017 increased $12.0 million, or 15.7%, and $40.3 million, or 19.2%, compared to the same periods in 2016. The increase during the three months ended September 30, 2017 was primarily the result of a $24.0 million increase in net interest income and a $1.8 million decrease in income tax expense partly offset by a $6.1 million increase in non-interest expense, a $5.9 million increase in the provision for loan losses and a $1.8 million decrease in non-interest income. The increase during the nine months ended September 30, 2017 was primarily the result of a $65.0 million increase in net interest income and a $15.4 million decrease in the provision for loan losses partly offset by a $20.2 million increase in non-interest expense, a $15.4 million decrease in non-interest income and a $4.5 million increase in income tax expense.
Net interest income for the three and nine months ended September 30, 2017 increased $24.0 million, or 12.5%, and $65.0 million, or 11.4%, compared to the same periods in 2016. Taxable-equivalent net interest income for the first nine months of 2017 included 273 days compared to 274 days for the same period in 2016 as a result of the leap year. The additional day added approximately $1.5 million to taxable-equivalent net interest income during the first nine months of 2016. Despite the effect of this additional day during 2016, net interest income during the three and nine months ended September 30, 2017 increased due to the impact of increases in the average volume of tax-exempt securities, loans and interest-bearing deposits as well as increases in the average yields on loans and interest-bearing deposits partly offset by the impact of decreases in the average yields on tax-exempt and taxable securities combined with the impact of increases in the average rate paid on interest-bearing liabilities. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.
The provision for loan losses for the three and nine months ended September 30, 2017 totaled $11.0 million and $27.4 million compared to $5.0 million and $42.7 million for the same periods in 2016. See the analysis of the provision for loan losses included in the section captioned “Allowance for Loan Losses” included elsewhere in this discussion.
Non-interest income for the three months ended September 30, 2017 decreased $1.8 million, or 3.5%, while non-interest income for the nine months ended September 30, 2017 decreased $15.4 million, or 9.2%, compared to the same periods in 2016. Both the three and nine months ended September 30, 2017 included a net loss on securities transactions of $4.9 million compared to a net loss of $37 thousand during the three months ended September 30, 2016 and a net gain of $14.9 million during the nine months ended September 30, 2016. See the analysis of these net gains and losses included in the section captioned “Net Gain/Loss on Securities Transactions” included elsewhere in this discussion. Excluding the impact of the net gains or losses on securities transactions, total non-interest income during the three and nine months ended September 30, 2017 effectively increased $3.0 million, or 5.9%, and $4.4 million, or 2.9%, respectively compared to the same periods in 2016 primarily due to increases in other non-interest income, service charges on deposit accounts and interchange and debit card transactions fees partly offset by decreases in insurance commissions and fees and other charges, commissions and fees. The increases in other non-interest income for the three and nine months ended September 30, 2017 were primarily related to increases in gains on the sale of foreclosed and other assets, sundry and other miscellaneous income, income from customer foreign currency transactions and income from customer derivative and trading activities, among other things, partly offset by decreases in lease rental income and earnings on the cash surrender value of life insurance policies, among other things. Sundry income during the three and nine months ended September 30, 2017 included $1.2 million related to the collection of amounts charged-off by Western National Bank prior to our acquisition, among other things. Gains on the sale of foreclosed and other assets during 2017 included the amortization of the deferred gain on our headquarters building, which we sold in December 2016. The increase in service charges on deposit accounts during the three and nine months ended September 30, 2017 were primarily due to increases in overdraft/insufficient funds charges on consumer and commercial accounts and consumer service charges partly offset by decreases in commercial service charges. The increase in interchange and debit card transactions fees during the three and nine months ended September 30, 2017 were primarily due to increases in income from debit card transactions and ATM service fees. The increases were primarily related to increased transaction volumes. The decrease in insurance commissions and fees during the three and nine months ended September 30, 2017 were related to decreases in contingent income, primarily related to a lack of growth within the portfolio and a deterioration in the loss performance of insurance policies previously placed, partly offset by increases in commission income, primarily related to increases in benefit plan commissions due to increased business volumes. The decrease in other charges, commissions and fees during the three and nine months ended September 30, 2017 was primarily due to decreases in human resources consulting fee income and income from corporate finance and capital market advisory services, among other things, partly offset by increases in wire transfer fees, and for the nine months ended September 30, 2017, an increase in loan processing fees, among other things. See the analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for the three and nine months ended September 30, 2017 increased $6.1 million, or 4.0%, and $20.2 million, or 4.4%, compared to the same periods in 2016. The increase during the three months ended September 30, 2017 was primarily related to increases in salaries and wages, other non-interest expense and furniture and equipment expense. The increase during the nine months ended September 30, 2017 was primarily related to increases in salaries and wages, other non-interest expense, deposit insurance expense, employee benefits and furniture and equipment expense. The increases in salaries were primarily due to increases in the number of employees and normal annual merit and market increases, as well as increases in stock compensation and incentive compensation. The increases in other non-interest expense were primarily related to increases in guard services expense, sundry and other miscellaneous expense and travel/meals and entertainment, among other things. Guard services expense during the three and nine months ended September 30, 2017 was impacted by the effects of hurricane Harvey during the third quarter. The increases in furniture and equipment expense were primarily related to increases in software maintenance and depreciation on furniture and equipment partly offset by a decrease in equipment rental expense, among other things. The increase in deposit insurance expense during the nine months ended September 30, 2017 was related to an increase in the assessment rate due to a new quarterly surcharge which began in the third quarter of 2016 and an increase in assets. The increase in employee benefits during the nine months ended September 30, 2017 was primarily due to increases in payroll taxes and expenses related to our 401(k) and profit sharing plans partly offset by a decrease in expenses related to our defined benefit retirement plans. See the analysis of these categories of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.
Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $10.9 million and $34.6 million during the three and nine months ended September 30, 2017 and $11.0 million and $35.9 million during the three and nine months ended September 30, 2016. The decreases were primarily related to decreases in contingent commissions, partly offset by increases in benefit plan commissions. See the analysis of insurance commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Frost Wealth Advisors
Net income for the three and nine months ended September 30, 2017 increased $1.6 million, or 33.8% and $4.2 million, or 30.3%, compared to the same periods in 2016. The increase during the three months ended September 30, 2017 was primarily due to a $1.7 million increase in net interest income and a $1.3 million increase in non-interest income partly offset by an $873 thousand increase in income tax expense and a $500 thousand increase in non-interest expense. The increase during the nine months ended September 30, 2017 was primarily due to a $5.4 million increase in non-interest income and a $5.0 million increase in net interest income partly offset by a $3.9 million increase in non-interest expense and a $2.3 million increase in income tax expense.
Net interest income for the three and nine months ended September 30, 2017 increased $1.7 million, or 57.0%, and $5.0 million, or 64.5%, compared to the same periods in 2016. The increases were primarily due to an increase in the funds transfer price received for funds provided related to Frost Wealth Advisors' repurchase agreements and increases in the average volume of funds provided.
Non-interest income for the three and nine months ended September 30, 2017 increased $1.3 million, or 4.3%, and $5.4 million, or 6.0%, compared to the same periods in 2016. The increases in non-interest income during the three and nine months ended September 30, 2017 were primarily related to increases in trust and investment management fees and other charges, commissions and fees. Trust and investment management fee income is the most significant income component for Frost Wealth Advisors. Investment fees are the most significant component of trust and investment management fees, making up approximately 83.5% of total trust and investment management fees for the first nine months of 2017. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. The increases in trust and investment management fees during the three and nine months ended September 30, 2017 compared to the same periods in 2016 were primarily the result of increases in trust investment fees. The increase in trust investment fees during 2017 was due to higher average equity valuations and an increase in the number of accounts. The increase in other charges, commissions and fees during the three and nine months ended September 30, 2017 was primarily due to increases in income related to the sale of mutual funds. See the analysis of trust and investment management fees and other charges, commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for the three and nine months ended September 30, 2017 increased $500 thousand, or 1.9%, and $3.9 million, or 5.1%, compared to the same periods in 2016. The increases during the three and nine months ended September 30, 2017 were primarily related to increases in net occupancy expense, salaries and wages and employee benefits partly offset by decreases in other non-interest expense. The increase in net occupancy expense and decrease in other non-interest expense were related to a change in the way we allocate occupancy expenses among our operating segments. Beginning in 2017, operating segments receive a direct charge for occupancy expense based upon cost centers within the segment. Such amounts are now reported as occupancy expense. Previously, these costs were included within the allocated overhead and reported as a component of other non-interest expense. The increases in salaries and wages during the three and nine months ended September 30, 2017 were primarily related to an increases in the number of employees and normal annual merit and market increases. The increases in employee benefits expense during the three and nine months ended September 30, 2017 were primarily related to increases in payroll taxes, expenses related to our defined benefit retirement plans and medical insurance expense.
Non-Banks
The Non-Banks operating segment had a net loss of $1.7 million and $5.1 million for the three and nine months ended September 30, 2017, respectively, compared to a net loss of $925 thousand and $3.7 million for the same periods in 2016. The increases in net loss during the three and nine months ended September 30, 2017 were primarily due to increases in net interest expense due to an increase in the interest rates paid on our long-term borrowings.
Income Taxes
We recognized income tax expense of $9.9 million and $35.1 million, for an effective tax rate of 9.6% and 11.8% for the three and nine months ended September 30, 2017 compared to $10.9 million and $28.6 million, for an effective tax rate of 11.9% and 11.5% for the three and nine months ended September 30, 2016. The effective income tax rates differed from the U.S. statutory federal income tax rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies and the income tax effects associated with stock-based compensation. The decrease in income tax expense and the effective tax rate during the three months ended September 30, 2017 compared to the same period in 2016 was primarily related to the correction of an over-accrual of taxes that resulted from incorrectly classifying certain tax-exempt loans as taxable for federal income tax purposes since 2013. As a result, we recognized tax benefits totaling $3.7 million, which included $2.9 million related to the 2013 through 2016 tax years and $756 thousand related to the first and second quarters of 2017. The increase in income tax expense and the effective tax rate during the nine months ended September 30, 2017 was primarily related to an increase in total income with a higher proportion of taxable income relative to tax-exempt income, partly offset by the effect of the aforementioned tax benefits related to tax-exempt loans. Excluding the effect of the corrections related to tax-exempt loan interest, our effective tax rates would have been 13.2% and 12.7% for the three and nine months ended September 30, 2017, respectively.
Excluding the deferred tax effects related to other comprehensive income, net deferred tax assets totaled $59.9 million at September 30, 2017. This amount is based upon the current statutory federal income tax rate of 35%. There have been recent legislative proposals to reduce the statutory federal income tax rate. While there can be no assurance that a reduction will ultimately occur, any such reduction in the statutory federal income tax rate would impact the carrying value of our net deferred tax assets with a corresponding charge to income tax expense.

Average Balance Sheet
Average assets totaled $30.2 billion for the nine months ended September 30, 2017 representing an increase of $1.7 billion, or 6.1%, compared to average assets for the same period in 2016. The growth in average assets was primarily funded by deposit growth, an increase in average federal funds purchased and repurchase agreements and earnings retention. The increase was primarily reflected in earning assets, which increased $1.7 billion, or 6.6%, during the first nine months of 2017 compared to the same period in 2016. The increase in earning assets included an $821.8 million increase in average loans, a $648.9 million increase in average tax-exempt securities, and a $384.9 million increase in average interest-bearing deposits partly offset by a $133.6 million decrease in average taxable securities. Average deposit growth included an $832.2 million increase in non-interest bearing deposits and a $699.7 million increase in interest-bearing deposit accounts. Average non-interest bearing deposits made up 41.7% and 40.9% of average total deposits during the first nine months of 2017 and 2016, respectively.
Loans
Loans were as follows as of the dates indicated:

	September 30, 2017	Percentage of Total	December 31, 2016	Percentage of Total
Commercial and industrial	$4,677,923	36.8%	$4,344,000	36.3%
Energy:
Production	1,094,927	8.6	971,767	8.1
Service	159,893	1.3	221,213	1.8
Other	132,240	1.0	193,081	1.7
Total energy	1,387,060	10.9	1,386,061	11.6
Commercial real estate:
Commercial mortgages	3,714,172	29.2	3,481,157	29.1
Construction	1,082,229	8.5	1,043,261	8.7
Land	307,701	2.4	311,030	2.6
Total commercial real estate	5,104,102	40.1	4,835,448	40.4
Consumer real estate:
Home equity loans	357,542	2.8	345,130	2.9
Home equity lines of credit	288,981	2.3	264,862	2.2
Other	367,948	2.9	326,793	2.7
Total consumer real estate	1,014,471	8.0	936,785	7.8
Total real estate	6,118,573	48.1	5,772,233	48.2
Consumer and other	522,748	4.2	473,098	3.9
Total loans	$12,706,304	100.0%	$11,975,392	100.0%
Loans increased $730.9 million, or 6.1%, compared to December 31, 2016. The majority of our loan portfolio is comprised of commercial and industrial loans, energy loans and real estate loans. Commercial and industrial loans made up 36.8% and 36.3% of total loans at September 30, 2017 and December 31, 2016, respectively, while energy loans made up 10.9% and 11.6% of total loans, respectively, and real estate loans made up 48.1% and 48.2% of total loans, respectively, at those dates. Real estate loans include both commercial and consumer balances. Selected details related to our loan portfolio segments are presented below. Refer to our 2016 Form 10-K for a more detailed discussion of our loan origination and risk management processes.
Commercial and industrial. Commercial and industrial loans increased $333.9 million, or 7.7%, during the first nine months of 2017. Our commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with our loan policy guidelines. The commercial and industrial loan portfolio also includes commercial leases and purchased shared national credits ("SNC"s).
Energy. Energy loans include loans to entities and individuals that are engaged in various energy-related activities including (i) the development and production of oil or natural gas, (ii) providing oil and gas field servicing, (iii) providing energy-related transportation services (iv) providing equipment to support oil and gas drilling (v) refining petrochemicals, or (vi) trading oil, gas and related commodities. Energy loans increased $999 thousand, or 0.1%, during the first nine months of 2017 compared to December 31, 2016. The increase was related to an increase in production loans mostly offset by decreases in service and other loans. The average loan size, the significance of the portfolio and the specialized nature of the energy industry requires a highly prescriptive underwriting policy. Exceptions to this policy are rarely granted. Due to the large borrowing requirements of this customer base, the energy loan portfolio includes participations and SNCs.
Purchased Shared National Credits. Purchased shared national credits are participations purchased from upstream financial organizations and tend to be larger in size than our originated portfolio. Our purchased SNC portfolio totaled $795.4 million at September 30, 2017, increasing $23.3 million, or 3.0%, from $772.2 million at December 31, 2016. At September 30, 2017, 53.4% of outstanding purchased SNCs were related to the energy industry and 16.4% of outstanding purchased SNCs were related to the construction industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the energy and commercial and industrial portfolio, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of our customers. As a matter of policy, we generally only participate in SNCs for companies headquartered in or which have significant operations within our market areas. In addition, we must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.
Commercial Real Estate. Commercial real estate loans totaled $5.1 billion at September 30, 2017, increasing $268.7 million compared to $4.8 billion at December 31, 2016. At such dates, commercial real estate loans represented 83.4% and 83.8% of total real estate loans, respectively. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan. At September 30, 2017, approximately 51% of the outstanding principal balance of our commercial real estate loans were secured by owner-occupied properties.
Consumer Real Estate and Other Consumer Loans. The consumer loan portfolio, including all consumer real estate and consumer installment loans, totaled $1.5 billion at September 30, 2017 and $1.4 billion at December 31, 2016. Consumer real estate loans, increased $77.7 million, or 8.3%, from December 31, 2016. Combined, home equity loans and lines of credit made up 63.7% and 65.1% of the consumer real estate loan total at September 30, 2017 and December 31, 2016, respectively. We offer home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans. In general, we do not originate 1-4 family mortgage loans; however, from time to time, we may invest in such loans to meet the needs of our customers or for other regulatory compliance purposes. Consumer and other loans, increased $49.7 million, or 10.5%, from December 31, 2016. The consumer and other loan portfolio primarily consists of automobile loans, overdrafts, unsecured revolving credit products, personal loans secured by cash and cash equivalents and other similar types of credit facilities.

Non-Performing Assets
Non-performing assets and accruing past due loans are presented in the table below. Troubled debt restructurings on non-accrual status are reported as non-accrual loans. Troubled debt restructurings on accrual status are reported separately.

	September 30, 2017	December 31, 2016
Non-accrual loans:
Commercial and industrial	$37,239	$31,475
Energy	96,717	57,571
Commercial real estate:
Buildings, land and other	6,773	8,550
Construction	—	—
Consumer real estate	2,167	2,130
Consumer and other	208	425
Total non-accrual loans	143,104	100,151
Restructured loans	4,815	—
Foreclosed assets:
Real estate	2,094	2,440
Other	—	—
Total foreclosed assets	2,094	2,440
Total non-performing assets	$150,013	$102,591

Ratio of non-performing assets to:
Total loans and foreclosed assets	1.18%	0.86%
Total assets	0.48	0.34
Accruing past due loans:
30 to 89 days past due	$52,044	$55,456
90 or more days past due	27,121	24,864
Total accruing past due loans	$79,165	$80,320
Ratio of accruing past due loans to total loans:
30 to 89 days past due	0.41%	0.46%
90 or more days past due	0.21	0.21
Total accruing past due loans	0.62%	0.67%
Non-performing assets include non-accrual loans, troubled debt restructurings and foreclosed assets. Non-performing assets at September 30, 2017 increased $47.4 million from December 31, 2016 primarily due to an increase in non-accrual energy loans and, to a lesser extent, non-accrual commercial and industrial loans. Non-accrual energy loans included four credit relationships in excess of $5 million totaling $86.4 million at September 30, 2017. Of this amount, $29.0 million related to two credit relationships that were previously reported as non-accrual at December 31, 2016 and $57.5 million related to two credit relationships that were placed on non-accrual status during the third quarter of 2017, one of which was a $43.1 million credit relationship that was previously reported as a potential problem loan at June 30, 2017. Non-accrual energy loans included four credit relationships in excess of $5 million totaling $52.1 million at December 31, 2016. Of this amount, we charged-off a total of $10.0 million related to two credit relationships during the first and second quarters of 2017. The outstanding balance of these two credit relationships was $20.5 million at December 31, 2016. Subsequent to the charge-off, the remaining balance of one of these credit relationships was paid-off. The outstanding balance of the other credit relationship totaled $4.9 million at September 30, 2017 and is included in non-accrual energy loans in the table above. Non-accrual commercial and industrial loans included one credit relationship in excess of $5 million totaling $22.0 million at September 30, 2017. This credit relationship was placed on non-accrual status during the third quarter of 2017 and was previously classified as “substandard - accrual” (risk grade 11) at June 30, 2017, though not reported as a potential problem at that time. Non-accrual commercial and industrial loans included one credit relationship in excess of $5 million totaling $9.8 million at December 31, 2016. Of this amount, we charged-off $4.7 million during the third quarter of 2017. The outstanding balance of this credit relationship totaled $4.9 million at September 30, 2017 and is included in non-accrual commercial and industrial loans in the table above. Non-accrual real estate loans primarily consist of land development, 1-4 family residential construction credit relationships and loans secured by office buildings and religious facilities.
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
Foreclosed assets represent property acquired as the result of borrower defaults on loans. Foreclosed assets are recorded at estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for loan losses. Regulatory guidelines require us to reevaluate the fair value of foreclosed assets on at least an annual basis. Our policy is to comply with the regulatory guidelines. Write-downs are provided for subsequent declines in value and are included in other non-interest expense along with other expenses related to maintaining the properties. Write-downs of foreclosed assets were not significant during the nine months ended September 30, 2017 or 2016.
Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At September 30, 2017 and December 31, 2016, we had $89.7 million and $62.7 million in loans of this type which are not included in any one of the non-accrual, restructured or 90 days past due loan categories. At September 30, 2017, potential problem loans consisted of seven credit relationships. Of the total outstanding balance at September 30, 2017, 32.5% was related to the energy industry, 24.8% was related to the manufacturing industry and 13.9% was related to the chemicals industry. Weakness in these organizations’ operating performance and financial condition, loan agreement breaches and borrowing base deficits for certain energy credits, among other factors, have caused us to heighten the attention given to these credits.
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
The table below provides, as of the dates indicated, an allocation of the allowance for loan losses by loan type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	September 30, 2017	December 31, 2016
Commercial and industrial	$48,437	$52,915
Energy	51,913	60,653
Commercial real estate	38,075	30,213
Consumer real estate	6,875	4,238
Consumer and other	9,003	5,026
Total	$154,303	$153,045
The reserve allocated to commercial and industrial loans at September 30, 2017 decreased $4.5 million compared to December 31, 2016. The decrease was due to decreases in historical and specific valuation allowances partly offset by increases in macroeconomic valuation allowances and general valuation allowances. Historical valuation allowances decreased $6.1 million from $33.3 million at December 31, 2016 to $27.2 million at September 30, 2017. The decrease was primarily related to decreases in the historical loss allocation factors for non-classified loans graded as “watch” (risk grade 9) and “special mention” (risk grade 10) and classified commercial and industrial loans partly offset by increases in the volume of certain categories of both non-classified and classified loans. Classified loans consist of loans having a risk grade of 11, 12 or 13. Classified commercial and industrial loans totaled $150.5 million at September 30, 2017 compared to $131.9 million at December 31, 2016. The weighted-average risk grade of commercial and industrial loans was 6.38 at September 30, 2017 compared to 6.35 at December 31, 2016. Commercial loan net charge-offs totaled $12.2 million during the first nine months of 2017 compared to $8.2 million during the first nine months of 2016. Specific valuation allowances decreased $3.8 million from $5.4 million at December 31, 2016 to $1.7 million at September 30, 2017. Charge-offs in 2017 included $3.6 million related to two credit relationships that, as of December 31, 2016, had associated specific valuation allowances totaling $3.5 million. Charge-offs in 2017 also included $7.4 million related to two credit relationships for which we had no specific allocation as of December 31, 2016, or at the time of charge-off. Macroeconomic valuation allowances for commercial and industrial loans increased $4.7 million from $7.5 million at December 31,

2016 to $12.2 million at September 30, 2017. The increase was primarily related to an increase in the general macroeconomic allocation (up $5.5 million) partly offset by a decrease in the environmental risk adjustment (down $980 thousand). The general macroeconomic risk allocation at September 30, 2017 was partly impacted by the effect of hurricane Harvey on our Houston and Corpus Christi market areas. General valuation allowances for commercial and industrial loans increased $689 thousand from $6.7 million at December 31, 2016 to $7.4 million at September 30, 2017. The increase was primarily related to increases in the allocations for highly leveraged credit relationships, large credit relationships and loans not reviewed by concurrence combined with a decrease in the adjustment for recoveries. These items were partly offset by a decrease in the allocation for excessive industry concentrations.
The reserve allocated to energy loans at September 30, 2017 decreased $8.7 million compared to December 31, 2016. As a result, reserves allocated to energy loans as a percentage of total energy loans totaled 3.74% at September 30, 2017 compared to 4.38% at December 31, 2016. This decrease was primarily related to decreases in historical valuation allowances and macroeconomic valuation allowances and partly offset by increases in specific valuation allowances and general valuation allowances. Historical valuation allowances decreased $12.7 million from $34.6 million at December 31, 2016 to $21.9 million at September 30, 2017. The decrease was primarily related to decreases in the volume of classified energy loans and higher risk categories of non-classified energy loans partly offset by increases in the historical loss allocation factors for both non-classified and classified energy loans. Classified energy loans totaled $190.7 million at September 30, 2017 compared to $302.0 million at December 31, 2016, decreasing $111.2 million. Non-classified energy loans graded as “watch” and “special mention” totaled $114.0 million at September 30, 2017 compared to $229.4 million at December 31, 2016, decreasing $115.4 million, while "pass" grade energy loans increased $227.7 million from $854.7 million at December 31, 2016 to $1.1 billion at September 30, 2017. As a result of these changes, the weighted-average risk grade of energy loans decreased to 7.21 at September 30, 2017 from 7.95 at December 31, 2016. Macroeconomic valuation allowances related to energy loans decreased $6.4 million from $18.5 million at December 31, 2016 to $12.1 million at September 30, 2017, in part due to improving trends in the weighted-average risk grade of the energy loan portfolio and decreased oil price volatility. The price per barrel of crude oil was approximately $54 at December 31, 2016 and $52 at September 30, 2017. Despite the overall decrease, macroeconomic valuation allowances related to energy loans at September 30, 2017 were partly impacted by the effect of hurricane Harvey on our Houston and Corpus Christi market areas. Specific valuation allowances for energy loans increased $9.5 million from $3.8 million at December 31, 2016 to $13.3 million at September 30, 2017. Specific valuation allowances at September 30, 2017 were related to two credit relationships totaling $61.8 million while specific valuation allowances at December 31, 2016 were related to three credit relationships totaling $29.8 million. Energy loan net charge-offs totaled $10.0 million during the first nine months of 2017 compared to net charge-offs of $18.6 million during the first nine months of 2016. The charge-offs in 2017 included $10.0 million related to two credit relationships that, as of December 31, 2016, had associated specific valuation allowances totaling $3.4 million. General valuation allowances increased $908 thousand primarily due to an increase in the allocation for excessive industry concentrations partly offset by and increase in the adjustment for recoveries.
The reserve allocated to commercial real estate loans at September 30, 2017 increased $7.9 million compared to December 31, 2016. The increase was primarily related to increases in macroeconomic valuation allowances and historical valuation allowances. Macroeconomic valuation allowances increased $6.7 million from $8.2 million at December 31, 2016 to $14.9 million at September 30, 2017. The increase was primarily related to an increase in the general macroeconomic allocation (up $6.3 million) and the environmental risk adjustment (up $503 thousand). The increase in macroeconomic valuation allowances reflects current economic trends impacting our Houston market area which has been impacted by decreased construction, higher rent concessions and higher vacancy rates. Macroeconomic valuation allowances were also partly impacted by the effect of hurricane Harvey on our Houston and Corpus Christi market areas. Historical valuation allowances increased $1.3 million primarily due to an increase in the volume of non-classified commercial real estate loans. Non-classified commercial real estate loans increased $267.5 million from December 31, 2016 to September 30, 2017 primarily due to an increase in commercial real estate loans graded as “pass.” Classified commercial real estate loans increased $1.2 million from $76.3 million at December 31, 2016 to $77.5 million at September 30, 2017 due to an increase in loans classified as “substandard - accrual” (risk grade 11). The weighted-average risk grade of commercial real estate loans was 6.98 at September 30, 2017 compared to 6.96 at December 31, 2016.
The reserve allocated to consumer real estate loans at September 30, 2017 increased $2.6 million compared to December 31, 2016. This increase was mostly due to a $1.9 million increase in macroeconomic valuation allowances, which was partly impacted by the effect of hurricane Harvey on our Houston and Corpus Christi market areas, and a $534 thousand increase in general valuation allowances, which was primarily related to an increase in allowances allocated for loans not reviewed by concurrence and a decrease in the reduction for recoveries.
The reserve allocated to consumer and other loans at September 30, 2017 increased $4.0 million compared to December 31, 2016. The increase was primarily related to increases in macroeconomic valuation allowances, historical valuation allowances and, to a lesser extent, an increase in general valuation allowances. The increase in macroeconomic valuation allowances was related to a $2.7 million increase in the general macroeconomic allocation, which was primarily related to growth in unsecured personal lines of credit, and also partly impacted by the effect of hurricane Harvey on our Houston and Corpus Christi market areas. The increase in historical valuation allowances was primarily due to an increase in the volume of non-classified consumer and other loans. The increase in general valuation allowances was primarily related to an increase in the allocation for loans not reviewed by concurrence and a decrease in the adjustment for recoveries.
Activity in the allowance for loan losses is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance at beginning of period	$149,558	$149,714	$153,045	$135,859
Provision for loan losses	10,980	5,045	27,358	42,734
Charge-offs:
Commercial and industrial	(5,468)	(4,036)	(14,574)	(10,754)
Energy	—	(884)	(10,595)	(18,644)
Commercial real estate	—	(9)	(14)	(56)
Consumer real estate	(766)	(287)	(779)	(464)
Consumer and other	(4,120)	(3,300)	(11,291)	(9,276)
Total charge-offs	(10,354)	(8,516)	(37,253)	(39,194)
Recoveries:
Commercial and industrial	903	957	2,419	2,577
Energy	451	19	585	21
Commercial real estate	268	277	790	875
Consumer real estate	137	92	357	442
Consumer and other	2,360	2,185	7,002	6,459
Total recoveries	4,119	3,530	11,153	10,374
Net charge-offs	(6,235)	(4,986)	(26,100)	(28,820)
Balance at end of period	$154,303	$149,773	$154,303	$149,773

Ratio of allowance for loan losses to:
Total loans	1.21%	1.29%	1.21%	1.29%
Non-accrual loans	107.83	154.67	107.83	154.67
Ratio of annualized net charge-offs to average total loans	0.20	0.17	0.28	0.33
The provision for loan losses decreased $15.4 million, or 36.0%, during the nine months ended September 30, 2017 compared to the same period in 2016. The level of the provision for loan losses in 2016 was reflective of a significant increase in the volume of classified energy loans, specific valuation allowances taken on certain classified energy loans and increases in the weighted-average risk grades of our energy, commercial and industrial and commercial real estate loan portfolios. Classified energy, commercial and industrial and commercial real estate loans totaled $418.7 million at September 30, 2017 compared to $510.1 million at December 31, 2016 and $498.7 million at September 30, 2016. Specific valuation allowances related to energy, commercial and industrial and commercial real estate loans totaled $14.9 million at September 30, 2017 compared to $9.2 million at December 31, 2016 and $7.8 million at September 30, 2016. The overall weighted-average risk grade of our energy, commercial and industrial and commercial real estate loan portfolios was 6.76 at September 30, 2017 compared to 6.84 at December 31, 2016 and 6.85 at September 30, 2016. The level of the provision for loan losses during 2017 was mostly reflective of the level of net charge-offs during during the nine months ended September 30, 2017, which totaled $26.1 million. These charge-offs were mostly related to six credit relationships, as discussed above. The ratio of the allowance for loan losses to total loans was 1.21% at September 30, 2017 compared to 1.28% at December 31, 2016. Management believes the recorded amount of the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, our estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

Capital and Liquidity
Capital. Shareholders’ equity totaled $3.2 billion at September 30, 2017 and $3.0 billion December 31, 2016. In addition to net income of $263.6 million, other sources of capital during the nine months ended September 30, 2017 included $82.3 million of other comprehensive income, net of tax, $45.4 million in proceeds from stock option exercises and $9.0 million related to stock-based compensation. Uses of capital during the nine months ended September 30, 2017 included $113.8 million of dividends paid on preferred and common stock.
The accumulated other comprehensive income/loss component of shareholders’ equity totaled a net, after-tax, unrealized gain of $57.7 million at September 30, 2017 compared to a net, after-tax, unrealized loss of $24.6 million at December 31, 2016. The change was primarily due to an $85.3 million net, after-tax, increase in the net unrealized gain on securities available for sale.
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
We paid a quarterly dividend of $0.54, $0.57 and $0.57 per common share during the first, second and third quarters of 2017, respectively, and a quarterly dividend of $0.53, $0.54 and $0.54 per common share during the first, second and third quarters of 2016, respectively. This equates to a common stock dividend payout ratio of 41.8% and 46.9% during the first nine months of 2017 and 2016, respectively. Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our capital stock may be impacted by certain restrictions under the terms of our junior subordinated deferrable interest debentures and our Series A Preferred Stock as described in Note 8 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.
Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On October 27, 2016, our board of directors authorized a $100.0 million stock repurchase program allowing us to repurchase shares of our common stock over a two-year period from time to time at various prices in the open market or through private transactions. During the third quarter of 2017, we repurchased 1,134,966 shares under the plan at a total cost of $100.0 million. On October 24, 2017, our board of directors authorized a new $150.0 million stock repurchase plan allowing us to repurchase shares of our common stock over a two-year period from time to time at various prices in the open market or through private transactions. See Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds, included elsewhere in this report.
Liquidity. As more fully discussed in our 2016 Form 10-K, our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of September 30, 2017, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity, that would have a material adverse effect on us.
Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 8 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At September 30, 2017, Cullen/Frost had liquid assets, including cash and resell agreements, totaling $241.3 million.
Accounting Standards Updates
See Note 18 - Accounting Standards Updates in the accompanying notes to consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on our financial statements.

Consolidated Average Balance Sheets and Interest Income Analysis - Quarter To Date
(Dollars in thousands - taxable-equivalent basis)

	September 30, 2017			September 30, 2016
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$3,351,576	$10,800	1.28%	$3,190,306	$4,111	0.51%
Federal funds sold and resell agreements	72,239	244	1.34	28,152	48	0.68
Securities:
Taxable	4,970,647	23,203	1.88	5,391,848	25,897	1.97
Tax-exempt	7,360,643	96,912	5.34	6,983,626	92,917	5.53
Total securities	12,331,290	120,115	3.94	12,375,474	118,814	3.97
Loans, net of unearned discounts	12,587,290	141,622	4.46	11,457,464	115,674	4.02
Total Earning Assets and Average Rate Earned	28,342,395	272,781	3.85	27,051,396	238,647	3.57
Cash and due from banks	483,497			487,456
Allowance for loan losses	(152,237)			(152,549)
Premises and equipment, net	522,413			564,764
Accrued interest and other assets	1,194,316			1,180,987
Total Assets	$30,390,384			$29,132,054

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$10,159,636			$9,225,059
Correspondent banks	233,748			292,971
Public funds	362,779			484,543
Total non-interest-bearing demand deposits	10,756,163			10,002,573
Interest-bearing deposits:
Private accounts
Savings and interest checking	6,344,476	347	0.02	5,948,616	264	0.02
Money market deposit accounts	7,501,285	4,513	0.24	7,473,650	1,170	0.06
Time accounts	766,339	412	0.21	807,055	278	0.14
Public funds	381,632	396	0.41	420,281	37	0.03
Total interest-bearing deposits	14,993,732	5,668	0.15	14,649,602	1,749	0.05
Total deposits	25,749,895			24,652,175
Federal funds purchased and repurchase agreements	1,005,486	523	0.21	797,417	44	0.02
Junior subordinated deferrable interest debentures	136,164	1,020	3.00	136,107	839	2.47
Subordinated notes payable and other notes	98,498	1,164	4.73	99,948	350	1.40
Total Interest-Bearing Funds and Average Rate Paid	16,233,880	8,375	0.21	15,683,074	2,982	0.08
Accrued interest and other liabilities	168,572			285,585
Total Liabilities	27,158,615			25,971,232
Shareholders’ Equity	3,231,769			3,160,822
Total Liabilities and Shareholders’ Equity	$30,390,384			$29,132,054
Net interest income		$264,406			$235,665
Net interest spread			3.64%			3.49%
Net interest income to total average earning assets			3.73%			3.53%
For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis - Year To Date
(Dollars in thousands - taxable-equivalent basis)

	September 30, 2017			September 30, 2016
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$3,341,710	$26,712	1.07%	$2,956,822	$11,366	0.51%
Federal funds sold and resell agreements	56,581	514	1.21	34,179	165	0.64
Securities:
Taxable	5,112,072	72,032	1.90	5,245,649	77,402	2.02
Tax-exempt	7,309,739	293,888	5.39	6,660,843	270,586	5.58
Total securities	12,421,811	365,920	3.96	11,906,492	347,988	4.01
Loans, net of unearned discounts	12,319,125	397,817	4.32	11,497,340	344,289	4.00
Total Earning Assets and Average Rate Earned	28,139,227	790,963	3.77	26,394,833	703,808	3.60
Cash and due from banks	503,818			504,074
Allowance for loan losses	(152,604)			(151,643)
Premises and equipment, net	522,768			561,215
Accrued interest and other assets	1,211,309			1,180,513
Total Assets	$30,224,518			$28,488,992

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$10,054,481			$9,055,750
Correspondent banks	253,567			322,495
Public funds	417,555			515,195
Total non-interest-bearing demand deposits	10,725,603			9,893,440
Interest-bearing deposits:
Private accounts
Savings and interest checking	6,352,986	892	0.02	5,610,695	778	0.02
Money market deposit accounts	7,454,421	6,929	0.12	7,441,626	3,545	0.06
Time accounts	777,202	1,040	0.18	813,297	853	0.14
Public funds	433,395	848	0.26	452,655	133	0.04
Total interest-bearing deposits	15,018,004	9,709	0.09	14,318,273	5,309	0.05
Total deposits	25,743,607			24,211,713
Federal funds purchased and repurchase agreements	942,400	849	0.12	734,022	152	0.03
Junior subordinated deferrable interest debentures	136,150	2,890	2.83	136,092	2,392	2.34
Subordinated notes payable and other notes	87,173	2,696	4.12	99,918	958	1.28
Total Interest-Bearing Funds and Average Rate Paid	16,183,727	16,144	0.13	15,288,305	8,811	0.08
Accrued interest and other liabilities	161,643			259,131
Total Liabilities	27,070,973			25,440,876
Shareholders’ Equity	3,153,545			3,048,116
Total Liabilities and Shareholders’ Equity	$30,224,518			$28,488,992
Net interest income		$774,819			$694,997
Net interest spread			3.64%			3.52%
Net interest income to total average earning assets			3.69%			3.56%
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
For modeling purposes, as of September 30, 2017, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 1.2% and 3.3%, respectively, relative to the flat-rate case over the next 12 months, while 100 and 125 basis point ratable decreases in interest rates would result in a negative variances in net interest income of 5.1% and 9.9%, respectively, relative to the flat-rate case over the next 12 months. The September 30, 2017 model simulations for increased interest rates were impacted by the assumption, for modeling purposes, that we will begin to pay interest on commercial demand deposits (those not already receiving an earnings credit rate) in the fourth quarter of 2017, as further discussed below. For modeling purposes, as of September 30, 2016, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 0.4% and 1.5%, respectively, relative to the flat-rate case over the next 12 months, while a decrease in interest rates of 50 basis points would result in a negative variance in net interest income of 6.5% relative to the flat-rate case over the next 12 months. The September 30, 2016 model simulations for increased interest rates were impacted by the assumption, for modeling purposes, that we would begin to pay interest on commercial demand deposits (those not already receiving an earnings credit rate) in the fourth quarter of 2016, as further discussed below. The likelihood of a decrease in interest rates beyond 125 basis points as of September 30, 2017 and 50 basis points as of September 30, 2016 was considered to be remote given prevailing interest rate levels.
The model simulations as of September 30, 2017 indicate that our balance sheet is more asset sensitive in comparison to our balance sheet as of September 30, 2016. The shift to a more asset sensitive position was primarily due to increases in the relative proportion of federal funds sold to projected average interest-earning assets. Federal funds sold are more immediately impacted by changes in interest rates in comparison to other categories of earning assets.
Financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) repealed the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. To date, we have not experienced any significant additional interest costs as a result of the repeal. However, in light of recent increases in market interest rates, in late July 2017, we increased the interest rates we pay on most of our interest-bearing deposit products. If we began to pay interest on commercial demand deposits (those not already receiving an earnings credit rate), our balance sheet would likely become less asset sensitive. Because the interest rate that will ultimately be paid on these commercial demand deposits depends upon a variety of factors, some of which are beyond our control, we assumed an aggressive pricing structure for the purposes of the model simulations discussed above with interest payments beginning in the fourth quarter of 2017. Should the actual interest rate paid on commercial demand deposits be less than the rate assumed in the model simulations, or should the interest rate paid for commercial demand deposits become an administered rate with less direct correlation to movements in general market interest rates, our balance sheet could be more asset sensitive than the model simulations might otherwise indicate.
As of September 30, 2017, the effects of a 200 basis point increase and a 125 basis point decrease in interest rates on our derivative holdings would not result in a significant variance in our net interest income.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases we made or were made on our behalf or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended September 30, 2017. Dollar amounts in thousands.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plan at the End of the Period
July 1, 2017 to July 31, 2017	169,342	$91.11	169,342	$84,572
August 1, 2017 to August 31, 2017	614,493	88.69	614,493	30,070
September 1, 2017 to September 30, 2017	351,131	85.64	351,131	—
Total	1,134,966	$88.11	1,134,966

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

Cullen/Frost Bankers, Inc.
(Registrant)

Date:	October 26, 2017	By:	/s/ Jerry Salinas
Jerry Salinas
Group Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer, Principal Financial
Officer and Principal Accounting Officer)