Form 10-K
period 2017-12-31
CULLEN/FROST BANKERS, INC.
filed 2018-02-07
CIK 39263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended:    December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐    No  ☒
As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by non-affiliates, based upon the closing price per share of the registrant’s common stock as reported on The New York Stock Exchange, Inc., was approximately $5.8 billion.
As of January 30, 2018, there were 63,682,137 shares of the registrant’s common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2018 Annual Meeting of Shareholders of Cullen/Frost Bankers, Inc. to be held on April 25, 2018 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

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
The Corporation
Cullen/Frost Bankers, Inc., a Texas business corporation incorporated in 1977, is a financial holding company and a bank holding company headquartered in San Antonio, Texas that provides, through its subsidiaries, a broad array of products and services throughout numerous Texas markets. The terms “Cullen/Frost,” “the Corporation,” “we,” “us” and “our” mean Cullen/Frost Bankers, Inc. and its subsidiaries, when appropriate. We offer commercial and consumer banking services, as well as trust and investment management, insurance, brokerage, mutual funds, leasing, treasury management, capital markets advisory and item processing services. At December 31, 2017, Cullen/Frost had consolidated total assets of $31.7 billion and was one of the largest independent bank holding companies headquartered in the State of Texas.
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
We serve a wide variety of industries including, among others, energy, manufacturing, services, construction, retail, telecommunications, healthcare, military and transportation. Our customer base is similarly diverse. While our loan portfolio has a significant concentration of energy-related loans totaling approximately 11.4% of total loans at December 31, 2017, we are not dependent upon any single industry or customer.
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
Cullen/Frost’s executive offices are located at 100 W. Houston Street, San Antonio, Texas 78205, and its telephone number is (210) 220-4011.

Subsidiaries of Cullen/Frost
Frost Bank
Frost Bank, the principal operating subsidiary and sole banking subsidiary of Cullen/Frost, is a Texas-chartered bank primarily engaged in the business of commercial and consumer banking through approximately 134 financial centers across Texas in the Austin, Corpus Christi, Dallas, Fort Worth, Houston, Permian Basin, Rio Grande Valley and San Antonio regions. Frost Bank also operates over 1,300 automated-teller machines (“ATMs”) throughout the State of Texas, approximately half of which are operated in connection with a branding arrangement to be the exclusive cash-machine provider for Corner Store in Texas. Frost Bank was originally chartered as a national banking association in 1899, but its origin can be traced to a mercantile partnership organized in 1868. At December 31, 2017, Frost Bank had consolidated total assets of $31.8 billion and total deposits of $26.9 billion and was one of the largest commercial banks headquartered in the State of Texas.
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

•
Correspondent Banking. Frost Bank acts as correspondent for approximately 203 financial institutions, which are primarily banks in Texas. These banks maintain deposits with Frost Bank, which offers them a full range of services including check clearing, transfer of funds, fixed income security services, and securities custody and clearance services.

•
Trust Services. Frost Bank provides a wide range of trust, investment, agency and custodial services for individual and corporate clients. These services include the administration of estates and personal trusts, as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations. At December 31, 2017, the estimated fair value of trust assets was $32.8 billion, including managed assets of $14.1 billion and custody assets of $18.7 billion.

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

Frost Investment Advisors, LLC
Frost Investment Advisors, LLC is a registered investment advisor and a wholly-owned subsidiary of Frost Bank that provides investment management services to Frost-managed mutual funds, institutions and individuals.
Frost Investment Services, LLC
Frost Investment Services, LLC is a registered investment advisor and a wholly-owned subsidiary of Frost Bank that provides investment management services to individuals.
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
WNB Capital Trust I (“WNB Trust”) is a Delaware statutory business trust formed in 2004 for the purpose of issuing $13.0 million in trust preferred securities and lending the proceeds to WNB Bancshares (“WNB”). Cullen/Frost, as WNB's successor, guarantees, on a limited basis, payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities.
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
On February 3, 2017, the President of the United States issued an executive order identifying “core principles” for the administration’s financial services regulatory policy and directing the Secretary of the Treasury, in consultation with the heads of other financial regulatory agencies, to evaluate how the current regulatory framework promotes or inhibits the principles and what actions have been, and are being, taken to promote the principles. In response to the executive order, on June 12, 2017, October 6, 2017 and October 26, 2017, respectively, the U.S. Department of the Treasury issued the first three of four reports recommending a number of comprehensive changes in the current regulatory system for U.S. depository institutions, the U.S. capital markets and the U.S. asset management and insurance industries.
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
Frost Bank is a Texas state chartered bank and a member of the Federal Reserve System. Accordingly, the Texas Department of Banking and the Federal Reserve Board are the primary regulators of Frost Bank. Deposits at Frost Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits.
All member banks of the Federal Reserve System, including Frost Bank, are required to hold stock in the Federal Reserve System's Reserve Banks in an amount equal to six percent of their capital stock and surplus (half paid to acquire the stock with the remainder held as a cash reserve). Member banks do not have any control over the Federal Reserve System as a result of owning the stock and the stock cannot be sold or traded. Prior to the enactment of the Fixing America's Surface Transportation Act (“FAST Act”) in December 2015, member banks received a fixed, six percent dividend annually on their stock. Under the FAST Act, the annual dividend rate for member banks with total assets in excess of $10 billion, including Frost Bank, changed from a fixed, six percent dividend rate to a floating dividend rate tied to 10-year U.S. Treasuries with the maximum dividend rate capped at six percent. The total amount of stock dividends that Frost Bank received from the Federal Reserve totaled $807 thousand in 2017, $735 thousand in 2016 and $2.1 million in 2015. The decrease in 2016 resulted from the implementation of the aforementioned FAST Act, as the 10-year U.S. Treasury yields used to determine the annual stock dividend rate for 2016 were significantly lower than the fixed, six percent dividend rate used to determine the annual stock dividend rate in 2015.
Most of our non-bank subsidiaries also are subject to regulation by the Federal Reserve Board and other federal and state agencies. Frost Brokerage Services, Inc. is regulated by the SEC, the Financial Industry Regulatory Authority (“FINRA”) and state securities regulators. Frost Investment Advisors, LLC and Frost Investment Services, LLC are subject to the disclosure and regulatory requirements of the Investment Advisors Act of 1940, as administered by the SEC. Our insurance subsidiary is subject to regulation by applicable state insurance regulatory agencies. Other non-bank subsidiaries are subject to both federal and state laws and regulations. Frost Bank and its affiliates are also subject to supervision, regulation, examination and enforcement by the Consumer Financial Protection Bureau (“CFPB”) with respect to consumer protection laws and regulations.
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
The BHC Act, the Bank Merger Act, the Texas Banking Code and other federal and state statutes regulate acquisitions of commercial banks and their parent holding companies. The BHC Act requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition by a bank holding company of more than 5.0% of the voting shares of a commercial bank or its parent holding company. Under the Bank Merger Act, the prior approval of the Federal Reserve Board or other appropriate bank regulatory authority is required for a member bank to merge with another bank or purchase substantially all of the assets or assume any deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the applicant's managerial and financial resources, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the Community Reinvestment Act (see the section captioned “Community Reinvestment Act” included elsewhere in this item) and its compliance with fair housing and other consumer protection laws and the effectiveness of the subject organizations in combating money laundering activities.
Dividends and Stock Repurchases
The principal source of Cullen/Frost’s liquidity is dividends from Frost Bank. The prior approval of the Federal Reserve Board is required if the total of all dividends declared by a state-chartered member bank in any calendar year would exceed the sum of the bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus or to fund the retirement of preferred stock. Federal law also prohibits a state-chartered, member bank from paying dividends that would be greater than the bank’s undivided profits. Frost Bank is also subject to limitations under Texas state law regarding the level of dividends that may be paid. Under the foregoing dividend restrictions, and while maintaining its “well capitalized” status, Frost Bank could pay aggregate dividends of approximately $544.8 million to Cullen/Frost, without obtaining affirmative governmental approvals, at December 31, 2017. This amount is not necessarily indicative of amounts that may be paid or available to be paid in future periods.
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
Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or “Dodd-Frank”), institutions, such as Cullen/Frost and Frost Bank, with average total consolidated assets greater than $10 billion are required to conduct an annual company-run stress test of capital, consolidated earnings and losses under one base and at least two stress scenarios provided by the federal bank regulators. The company-run stress tests are conducted using data as of December 31st of the preceding calendar year and scenarios released by the agencies. Stress test results must be reported to the agencies by July 31st with public disclosure of summary stress test results under the severely adverse scenario between October 15th and October 31st. Our capital ratios reflected in the stress test calculations are an important factor considered by the Federal Reserve Board in evaluating the capital adequacy of Cullen/Frost and Frost Bank and whether the appropriateness of any proposed payments of dividends or stock repurchases may be an unsafe or unsound practice.
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
Management believes that, as of December 31, 2017, Cullen/Frost and Frost Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements had been in effect.
In September 2017, the federal bank regulators proposed to revise and simplify the capital treatment for certain deferred tax assets, mortgage servicing assets, investments in non-consolidated financial entities and minority interests for banking organizations, such as Cullen/Frost and Frost Bank, that are not subject to the advanced approaches requirements. In November 2017, the federal banking regulators revised the Basel III Capital Rules to extend the current transitional treatment of these items for non-advanced approaches banking organizations until the September 2017 proposal is finalized. The September 2017 proposal would also change the capital treatment of certain commercial real estate loans under the standardized approach, which we use to calculate our capital ratios.
In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the Basel Committee's standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to Cullen/Frost or Frost Bank. The impact of Basel IV on us will depend on the manner in which it is implemented by the federal bank regulators.
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

In September 2014, the federal bank regulators approved final rules implementing the LCR for advanced approaches banking organizations (i.e., banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in total on-balance sheet foreign exposure) and a modified version of the LCR for bank holding companies with at least $50 billion in total consolidated assets that are not advanced approach banking organizations, neither of which would apply to Cullen/Frost or Frost Bank. In the second quarter of 2016, the federal banking regulators issued a proposed rule that would implement the NSFR for certain U.S. banking organizations to ensure they have access to stable funding over a one-year time horizon. The proposed rule would not apply to U.S. banking organizations with less than $50 billion in total consolidated assets such as Cullen/Frost and Frost Bank.
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
In addition, the FDIA prohibits an insured depository institution from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited), unless it is well capitalized or is adequately capitalized and receives a waiver from the FDIC. A depository institution that is adequately capitalized and accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates.
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
Cullen/Frost believes that, as of December 31, 2017, its bank subsidiary, Frost Bank, was “well capitalized” based on the aforementioned ratios. For further information regarding the capital ratios and leverage ratio of Cullen/Frost and Frost Bank see the discussion under the section captioned “Capital and Liquidity” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 9 - Capital and Regulatory Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, elsewhere in this report.
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
Deposit Insurance
Substantially all of the deposits of Frost Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and Frost Bank is subject to deposit insurance assessments to maintain the DIF. Deposit insurance assessments are based on average total assets minus average tangible equity. For larger institutions, such as Frost Bank, the FDIC uses a performance score and a loss-severity score that are used to calculate an initial assessment rate. In calculating these scores, the FDIC uses a bank’s capital level and supervisory ratings (its “CAMELS ratings”) and certain financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The FDIC has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations.
In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. In August 2016, the FDIC announced that the DIF reserve ratio had surpassed 1.15% as of June 30, 2016. As a result, beginning in the third quarter of 2016, the range of initial assessment ranges for all institutions were adjusted downward such that the initial base deposit insurance assessment rate ranges from 3 to 30 basis points on an annualized basis. After the effect of potential base-rate adjustments, the total base assessment rate could range from 1.5 to 40 basis points on an annualized basis. In March 2016, the FDIC adopted a final rule increasing the reserve ratio for the DIF to 1.35% of total insured deposits. The rule imposes a surcharge on the assessments of depository institutions with $10 billion or more in assets, including Frost Bank, beginning in the third quarter of 2016 and continuing through the earlier of the quarter that the reserve ratio first reaches or exceeds 1.35% and December 31, 2018. This surcharge resulted in increased costs for Frost Bank in 2016 and 2017. Under the rule, if the reserve ratio does not reach 1.35% by December 31, 2018, the FDIC will impose a shortfall assessment on larger depository institutions, including Frost Bank.
FDIC deposit insurance expense totaled $20.1 million, $17.4 million and $14.5 million in 2017, 2016 and 2015, respectively. FDIC deposit insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.
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
In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of our defensive measures, the threat from cyber attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date, we have not detected a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, our systems and those of our customers and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers. See Item 1A. Risk Factors for a further discussion of risks related to cybersecurity.
Future Legislation and Regulation
Congress may enact legislation from time to time that affects the regulation of the financial services industry, and state legislatures may enact legislation from time to time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted, although any change could impact the regulatory structure under which we or our competitors operate and may significantly increase costs, impede the efficiency of internal business processes, require an increase in regulatory capital, require modifications to our business strategy, and limit our ability to pursue business opportunities in an efficient manner. It could also affect our competitors differently than us, including in a manner that would make them more competitive. A change in statutes, regulations or regulatory policies applicable to Cullen/Frost or any of its subsidiaries could have a material, adverse effect on our business, financial condition and results of operations.
Employees
At December 31, 2017, we employed 4,270 full-time equivalent employees. None of our employees are represented by collective bargaining agreements. We believe our employee relations to be good.

Executive Officers of the Registrant
The names, ages as of December 31, 2017, recent business experience and positions or offices held by each of the executive officers of Cullen/Frost are as follows:

Name and Position Held	Age	Recent Business Experience

Phillip D. Green Chairman of the Board, Chief Executive Officer and Director of Cullen/Frost	63
Officer of Frost Bank since July 1980. Group Executive Vice President, Chief Financial Officer of Cullen/Frost from October 1995 to January 2015. President of Cullen/Frost from January 2015 to March 2016. Chairman of the Board and Chief Executive Officer of Cullen/Frost from April 2016 to present.

Patrick B. Frost Director of Cullen/Frost, President of Frost Bank, Group Executive Vice President, Frost Wealth Advisors of Frost Bank and President of Frost Insurance	57
Officer of Frost Bank since 1985. President of Frost Bank from August 1993 to present. Director of Cullen/Frost from May 1997 to present. Group Executive Vice President, Frost Wealth Advisors of Frost Bank from April 2016 to present. President of Frost Insurance from October 2014 to present.

Jerry Salinas Group Executive Vice President, Chief Financial Officer of Cullen/Frost	59
Officer of Frost Bank since March 1986. Senior Executive Vice President, Treasurer of Cullen/Frost from 1997 to January 2015. Group Executive Vice President, Chief Financial Officer of Cullen/Frost from January 2015 to present.

Annette Alonzo Group Executive Vice President, Chief Human Resources Officer of Frost Bank	49
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

Robert A. Berman Group Executive Vice President, Research and Strategy of Frost Bank	55	Officer of Frost Bank since January 1989. Group Executive Vice President, Research and Strategy of Frost Bank from May 2001 to present.
Paul H. Bracher President of Cullen/Frost and Group Executive Vice President, Chief Banking Officer of Frost Bank	61
Officer of Frost Bank since January 1982. President, State Regions of Frost Bank from February 2001 to January 2015. Group Executive Vice President, Chief Banking Officer of Frost Bank from January 2015 to present. President of Cullen/Frost from April 2016 to present.

Gary McKnight Group Executive Vice President, Technology and Operations of Frost Bank	64
Officer of Frost Bank since 1981. Senior Executive Vice President, Technology and Operations of Frost Bank from January 2005 to July 2015. Group Executive Vice President, Technology and Operations of Frost Bank from July 2015 to present.

William L. Perotti Group Executive Vice President, Chief Risk Officer of Frost Bank	60
Officer of Frost Bank since December 1982. Group Executive Vice President, Chief Credit Officer of Frost Bank from May 2001 to January 2015. Group Executive Vice President, Chief Risk Officer of Frost Bank from April 2005 to present.

Mike Russell Group Executive Vice President, Chief Operations Officer	61
Officer of Frost Bank since December 2017. Group Executive Vice President, Chief Operations Officer since January 2018. Prior to joining Frost, Mr. Russell was a management consultant and former corporate technology executive.

Jimmy Stead Group Executive Vice President, Executive Officer - Consumer Banking of Frost Bank	42
Officer of Frost Bank since July 2001. Senior Vice President Electronic Commerce Operations of Frost Bank from October 2007 to December 2015, Executive Vice President, Electronic Commerce Operations of Frost Bank from January 2016 to January 2017. Group Executive Vice President, Chief Consumer Banking Officer of Frost Bank from January 2017 to present.

Candace Wolfshohl Group Executive Vice President, Culture and People Development of Frost Bank	57
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
Risks Related To Our Business
Our Business May Be Adversely Affected By Conditions In The Financial Markets and Economic and Political Conditions Generally
Our success depends, to a certain extent, upon local, national and global economic and political conditions, as well as governmental monetary policies. Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the markets where we operate, in the State of Texas and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters; or a combination of these or other factors. In recent years, economic growth and business activity across a wide range of industries and regions in the U.S. has been slow and uneven. In addition, oil price volatility, the level of U.S. debt and global economic conditions have had a destabilizing effect on financial markets. While economic conditions in the State of Texas, the United States and worldwide have improved, there can be no assurance that this improvement will continue. Economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and savings habits. Such conditions, as well as further oil price volatility, could have a material adverse effect on the credit quality of our loans and our business, financial condition and results of operations.

We Are Subject To Lending Risk and Lending Concentration Risk
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
As of December 31, 2017, approximately 88.1% of our loan portfolio consisted of commercial and industrial, energy, construction and commercial real estate mortgage loans. These types of loans are generally viewed as having more risk of default and are typically larger than residential real estate loans or consumer loans. Because our loan portfolio contains a significant number of commercial and industrial, energy, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our business, financial condition and results of operations.
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
Our Profitability Depends Significantly On Economic Conditions In The State Of Texas
Our success depends primarily on the general economic conditions of the State of Texas and the specific local markets in which we operate. Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers across Texas through financial centers in the Austin, Corpus Christi, Dallas, Fort Worth, Houston, Permian Basin, Rio Grande Valley and San Antonio regions. The local economic conditions in these areas have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. Moreover, approximately 98.2% of the securities in our municipal bond portfolio were issued by political subdivisions or agencies within the State of Texas. A significant decline in general economic conditions in Texas, whether caused by recession, inflation, unemployment, changes in oil prices, changes in securities markets, acts of terrorism, outbreak of hostilities or other international or domestic occurrences or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our business, financial condition and results of operations.
We May Be Adversely Affected By Volatility in Crude Oil Prices
As of December 31, 2017, energy loans comprised approximately 11.4% of our loan portfolio. Furthermore, energy production and related industries represent a large part of the economies in some of our primary markets. In recent years, actions by certain members of the Organization of Petroleum Exporting Countries (“OPEC”) impacting crude oil production levels have led to increased global oil supplies which has resulted in significant declines in market oil prices. Decreased market oil prices compressed margins for many U.S. and Texas-based oil producers, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others. The price per barrel of crude oil was approximately $60 at December 31, 2017 up from $54 at December 31, 2016. We have experienced increased losses within our energy portfolio in recent years as a result of oil price volatility, relative to our historical experience. Though oil prices have recovered from recent low-levels, future oil price volatility could have a negative impact on the U.S. economy and, in particular, the economies of energy-dominant states such as Texas and, accordingly, could have a material adverse effect on our business, financial condition and results of operations.
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
Changes In Accounting Standards Could Materially Impact Our Financial Statements
From time to time accounting standards setters change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results or a cumulative charge to retained earnings.
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
The Value Of Our Goodwill and Other Intangible Assets May Decline In The Future
As of December 31, 2017, we had $660.0 million of goodwill and other intangible assets. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of Cullen/Frost’s common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets. If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our business, financial condition and results of operations.
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
Negative Publicity Could Damage Our Reputation And Our Business
Reputation risk, or the risk to our earnings and capital from negative public opinion, is inherent in our business. Negative public opinion could adversely affect our ability to keep and attract customers and expose us to adverse legal and regulatory consequences. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, regulatory compliance, mergers and acquisitions, and disclosure, sharing or inadequate protection of customer information, and from actions taken by government regulators and community organizations in response to that conduct. Negative public opinion could also result from adverse news or publicity that impairs the reputation of the financial services industry generally. Because we conduct most of our business under the “Frost” brand, negative public opinion about one business could affect our other businesses.
Cullen/Frost Relies On Dividends From Its Subsidiaries For Most Of Its Revenue
Cullen/Frost is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on Cullen/Frost’s common stock and preferred stock and interest and principal on Cullen/Frost’s debt. Various federal and state laws and regulations limit the amount of dividends that Frost Bank and certain non-bank subsidiaries may pay to Cullen/Frost. Also, Cullen/Frost’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event Frost Bank is unable to pay dividends to Cullen/Frost, Cullen/Frost may not be able to service debt, pay obligations or pay dividends on our common stock or our preferred stock. The inability to receive dividends from Frost Bank could have a material adverse effect on our business, financial condition and results of operations.
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
Acquisitions May Be Delayed, Impeded, Or Prohibited Due To Regulatory Issues
Acquisitions by financial institutions, including us, are subject to approval by a variety of federal and state regulatory agencies (collectively, “regulatory approvals”). The process for obtaining these required regulatory approvals has become substantially more difficult in recent years. Regulatory approvals could be delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues we have, or may have, with regulatory agencies, including, without limitation, issues related to Bank Secrecy Act compliance, Community Reinvestment Act issues, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations and other similar laws and regulations. We may fail to pursue, evaluate or complete strategic and competitively significant acquisition opportunities as a result of our inability, or perceived or anticipated inability, to obtain regulatory approvals in a timely manner, under reasonable conditions or at all. Difficulties associated with potential acquisitions that may result from these factors could have a material adverse effect on our business, financial condition and results of operations.
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
Our customers and employees have been, and will continue to be, targeted by parties using fraudulent e-mails and other communications in attempts to misappropriate passwords, bank account information or other personal information or to introduce viruses or other malware through “Trojan horse” programs to our information systems and/or our customers' computers. Though we endeavor to mitigate these threats through product improvements, use of encryption and authentication technology and customer and employee education, such cyber attacks against us or our merchants and our third party service providers remain a serious issue. The pervasiveness of cybersecurity incidents in general and the risks of cyber crime are complex and continue to evolve. More generally, publicized information concerning security and cyber-related problems could inhibit the use or growth of electronic or web-based applications or solutions as a means of conducting commercial transactions.
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
Our Operations Rely On Certain External Vendors
We rely on certain external vendors to provide products and services necessary to maintain our day-to-day operations. These third party vendors are sources of operational and informational security risk to us, including risks associated with operational errors, information system interruptions or breaches and unauthorized disclosures of sensitive or confidential client or customer information. If these vendors encounter any of these issues, or if we have difficulty communicating with them, we could be exposed to disruption of operations, loss of service or connectivity to customers, reputational damage, and litigation risk that could have a material adverse effect on our business and, in turn, our financial condition and results of operations.
In addition, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. While we have selected these external vendors carefully, we do not control their actions. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements, because of changes in the vendor’s organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to our operations, which could have a material adverse effect on our business and, in turn, our financial condition and results of operations. Replacing these external vendors could also entail significant delay and expense.
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
None

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Market Prices and Dividends
Our common stock is traded on the New York Stock Exchange, Inc. (“NYSE”) under the symbol “CFR”. The tables below set forth for each quarter of 2017 and 2016 the high and low intra-day sales prices per share of Cullen/Frost’s common stock and the cash dividends declared per share.

	2017		2016
Sales Price Per Share	High	Low	High	Low
First quarter	$96.62	$82.08	$59.59	$42.41
Second quarter	99.20	85.53	67.72	51.43
Third quarter	98.70	81.09	73.80	59.00
Fourth quarter	103.37	92.03	88.98	69.86

Cash Dividends Per Share	2017	2016
First quarter	$0.54	$0.53
Second quarter	0.57	0.54
Third quarter	0.57	0.54
Fourth quarter	0.57	0.54
Total	$2.25	$2.15
As of December 31, 2017, there were 63,475,586 shares of our common stock outstanding held by 1,220 holders of record. The closing price per share of common stock on December 29, 2017, the last trading day of our fiscal year, was $94.65.
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
Stock-Based Compensation Plans
Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2017, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below. Additional information regarding stock-based compensation plans is presented in Note 11 - Employee Benefit Plans in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data located elsewhere in this report.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards		Weighted-Average Exercise Price of Outstanding Awards		Number of Shares Available for Future Grants
Plans approved by shareholders	3,339,499	(1)	$63.34	(2)	1,367,750
Plans not approved by shareholders	—		—		—
Total	3,339,499		63.34		1,367,750

(1)
Includes 2,917,142 shares related to stock options, 289,246 shares related to non-vested stock units, 53,008 shares related to director deferred stock units and 80,103 shares related to performance stock units (assuming attainment of the maximum payout rate as set forth by the performance criteria).

(2)	Excludes outstanding stock units which are exercised for no consideration.

Stock Repurchase Plans
From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On October 24, 2017, our board of directors authorized a $150.0 million stock repurchase program, allowing us to repurchase shares of our common stock over a two-year period from time to time at various prices in the open market or through private transactions. No shares were repurchased under this plan during 2017. Under prior plans, we repurchased 1,134,966 shares at a total cost of $100.0 million during 2017 and 1,485,493 shares at a total cost of $100.0 million during 2015.
The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the fourth quarter of 2017.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans at the End of the Period
October 1, 2017 to October 31, 2017	14,120	(1)	$101.40	—	$150,000
November 1, 2017 to November 30, 2017	—		—	—	150,000
December 1, 2017 to December 31, 2017	—		—	—	150,000
Total	14,120		$—	—

(1)	All of these repurchases were made in connection with the vesting of certain share awards.

Performance Graph
The performance graph below compares the cumulative total shareholder return on Cullen/Frost Common Stock with the cumulative total return on the equity securities of companies included in the Standard & Poor’s 500 Stock Index and the Standard and Poor’s 500 Bank Index, measured at the last trading day of each year shown. The graph assumes an investment of $100 on December 31, 2012 and reinvestment of dividends on the date of payment without commissions. The performance graph represents past performance and should not be considered to be an indication of future performance.

	2012	2013	2014	2015	2016	2017
Cullen/Frost	$100.00	$141.26	$137.67	$120.55	$183.24	$201.43
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
S&P 500 Banks	100.00	135.72	156.78	158.10	196.54	240.87

ITEM 6. SELECTED FINANCIAL DATA
The following consolidated selected financial data is derived from our audited financial statements as of and for the five years ended December 31, 2017. The following consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included elsewhere in this report. The operating results of companies acquired during the periods presented are included with our results of operations since their respective dates of acquisition. Dollar amounts, except per share data, and common shares outstanding are in thousands.

	Year Ended December 31,
	2017	2016	2015	2014	2013
Consolidated Statements of Income
Interest income:
Loans, including fees	$534,804	$458,094	$433,872	$440,958	$415,230
Securities	315,599	313,943	307,394	249,705	219,904
Interest-bearing deposits	41,608	16,103	8,123	10,725	7,284
Federal funds sold and resell agreements	936	272	107	83	82
Total interest income	892,947	788,412	749,496	701,471	642,500
Interest expense:
Deposits	17,188	7,248	9,024	11,022	14,459
Federal funds purchased and repurchase agreements	1,522	204	167	134	121
Junior subordinated deferrable interest debentures	3,955	3,281	2,725	2,488	6,426
Subordinated notes payable and other borrowings	3,860	1,343	948	893	939
Total interest expense	26,525	12,076	12,864	14,537	21,945
Net interest income	866,422	776,336	736,632	686,934	620,555
Provision for loan losses	35,460	51,673	51,845	16,314	20,582
Net interest income after provision for loan losses	830,962	724,663	684,787	670,620	599,973
Non-interest income:
Trust and investment management fees	110,675	104,240	105,512	106,237	91,375
Service charges on deposit accounts	84,182	81,203	81,350	81,946	81,432
Insurance commissions and fees	46,169	47,154	48,926	45,115	43,140
Interchange and debit card transaction fees	23,232	21,369	19,666	18,372	16,979
Other charges, commissions and fees	39,931	39,623	37,551	36,180	34,185
Net gain (loss) on securities transactions	(4,941)	14,975	69	38	1,176
Other	37,222	41,144	35,656	32,256	34,531
Total non-interest income	336,470	349,708	328,730	320,144	302,818
Non-interest expense:
Salaries and wages	337,068	318,665	310,504	292,349	273,692
Employee benefits	74,575	72,615	69,746	60,151	62,407
Net occupancy	75,971	71,627	65,690	55,745	50,468
Technology, furniture and equipment	74,335	71,208	64,373	62,087	58,443
Deposit insurance	20,128	17,428	14,519	13,232	11,682
Intangible amortization	1,703	2,429	3,325	3,520	3,141
Other	175,289	178,988	165,561	167,656	152,077
Total non-interest expense	759,069	732,960	693,718	654,740	611,910
Income before income taxes	408,363	341,411	319,799	336,024	290,881
Income taxes	44,214	37,150	40,471	58,047	53,015
Net income	364,149	304,261	279,328	277,977	237,866
Preferred stock dividends	8,063	8,063	8,063	8,063	6,719
Net income available to common shareholders	$356,086	$296,198	$271,265	$269,914	$231,147

	As of or for the Year Ended December 31,
	2017	2016	2015	2014	2013
Per Common Share Data
Net income - basic	$5.56	$4.73	$4.31	$4.32	$3.82
Net income - diluted	5.51	4.70	4.28	4.29	3.80
Cash dividends declared and paid	2.25	2.15	2.10	2.03	1.98
Book value	49.68	45.03	44.30	42.87	39.13
Common Shares Outstanding
Period-end	63,476	63,474	61,982	63,149	60,566
Weighted-average shares - basic	63,694	62,376	62,758	62,072	60,350
Dilutive effect of stock compensation	968	593	715	902	766
Weighted - average shares - diluted	64,662	62,969	63,473	62,974	61,116
Performance Ratios
Return on average assets	1.17%	1.03%	0.97%	1.05%	1.02%
Return on average common equity	11.76	10.16	9.86	10.51	9.93
Net interest income to average earning assets	3.69	3.56	3.45	3.41	3.41
Dividend pay-out ratio	40.49	45.54	48.72	47.12	51.75
Balance Sheet Data
Period-end:
Loans	$13,145,665	$11,975,392	$11,486,531	$10,987,535	$9,515,700
Earning assets	29,595,375	28,025,439	26,431,176	26,052,339	22,238,286
Total assets	31,747,880	30,196,319	28,565,942	28,276,421	24,311,408
Non-interest-bearing demand deposits	11,197,093	10,513,369	10,270,233	10,149,061	8,311,149
Interest-bearing deposits	15,675,296	15,298,206	14,073,362	13,986,869	12,377,637
Total deposits	26,872,389	25,811,575	24,343,595	24,135,930	20,688,786
Long-term debt and other borrowings	234,736	236,117	235,939	235,761	222,181
Shareholders’ equity	3,297,863	3,002,528	2,890,343	2,851,403	2,514,161
Average:
Loans	$12,460,148	$11,554,823	$11,267,402	$10,299,025	$9,229,574
Earning assets	28,359,131	26,717,013	25,954,510	23,877,476	20,991,221
Total assets	30,450,207	28,832,093	28,060,626	25,766,301	22,750,422
Non-interest-bearing demand deposits	10,819,426	10,034,319	10,179,810	9,125,030	7,657,774
Interest-bearing deposits	15,085,492	14,477,525	13,860,948	12,927,729	11,610,320
Total deposits	25,904,918	24,511,844	24,040,758	22,052,759	19,268,094
Long-term debt and other borrowings	226,194	236,033	235,856	230,170	222,098
Shareholders’ equity	3,173,264	3,058,896	2,895,192	2,712,226	2,455,041
Asset Quality
Allowance for loan losses	$155,364	$153,045	$135,859	$99,542	$92,438
Allowance for losses to year-end loans	1.18%	1.28%	1.18%	0.91%	0.97%
Net loan charge-offs	$33,141	$34,487	$15,528	$9,210	$32,597
Net loan charge-offs to average loans	0.27%	0.30%	0.14%	0.09%	0.35%
Non-performing assets	$157,292	$102,591	$85,722	$65,176	$69,773
Non-performing assets to:
Total loans plus foreclosed assets	1.20%	0.86%	0.75%	0.59%	0.73%
Total assets	0.50	0.34	0.30	0.23	0.29
Consolidated Capital Ratios
Common equity tier 1 risk-based ratio	12.42%	12.52%	11.37%	N/A	N/A
Tier 1 risk-based ratio	13.16	13.33	12.38	13.68%	14.39%
Total risk-based ratio	15.15	14.93	13.85	14.55	15.52
Leverage ratio	8.46	8.14	7.79	8.16	8.49
Average shareholders’ equity to average total assets	10.42	10.61	10.32	10.53	10.79

The following tables set forth unaudited consolidated selected quarterly statement of operations data for the years ended December 31, 2017 and 2016. Dollar amounts are in thousands, except per share data.

	Year Ended December 31, 2017
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$234,295	$227,586	$219,274	$211,792
Interest expense	10,381	8,375	4,486	3,283
Net interest income	223,914	219,211	214,788	208,509
Provision for loan losses	8,102	10,980	8,426	7,952
Non-interest income(1)	90,075	81,615	81,080	83,700
Non-interest expense	196,280	186,823	188,051	187,915
Income before income taxes	109,607	103,023	99,391	96,342
Income taxes	9,083	9,892	13,838	11,401
Net income	100,524	93,131	85,553	84,941
Preferred stock dividends	2,016	2,016	2,015	2,016
Net income available to common shareholders	$98,508	$91,115	$83,538	$82,925
Net income per common share:
Basic	$1.54	$1.43	$1.30	$1.29
Diluted	1.53	1.41	1.29	1.28

	Year Ended December 31, 2016
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$204,868	$197,489	$193,451	$192,604
Interest expense	3,265	2,982	2,949	2,880
Net interest income	201,603	194,507	190,502	189,724
Provision for loan losses	8,939	5,045	9,189	28,500
Non-interest income(2)	93,434	82,114	78,017	96,143
Non-interest expense	193,851	180,505	179,445	179,159
Income before income taxes	92,247	91,071	79,885	78,208
Income taxes	8,528	10,852	8,378	9,392
Net income	83,719	80,219	71,507	68,816
Preferred stock dividends	2,016	2,016	2,015	2,016
Net income available to common shareholders	$81,703	$78,203	$69,492	$66,800
Net income per common share:
Basic	$1.29	$1.24	$1.12	$1.07
Diluted	1.28	1.24	1.11	1.07

(1)	Includes net losses on securities transactions of $50 thousand, $4.9 million and $24 thousand during the second, third and fourth quarters of 2017, respectively.

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
Overview
The following discussion and analysis presents the more significant factors that affected our financial condition as of December 31, 2017 and 2016 and results of operations for each of the years in the three-year period ended December 31, 2017. This discussion and analysis should be read in conjunction with our consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report. During 2014, we acquired WNB Bancshares, Inc., a privately-held bank holding company headquartered in Odessa, Texas (“WNB”). From time to time, we have also acquired various small businesses through our insurance subsidiary. All of our acquisitions during the reported periods were accounted for using the acquisition method, and as such, their related results of operations are included from the date of acquisition, though none of these acquisitions had a significant impact on our financial statements during their respective reporting periods.
Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 35% federal tax rate, thus making tax-exempt yields comparable to taxable asset yields. The Tax Cuts and Jobs Act was enacted on December 22, 2017. Among other things, the new law establishes a new, flat corporate federal statutory income tax rate of 21% beginning in 2018.
Dollar amounts in tables are stated in thousands, except for per share amounts.

Results of Operations
Net income available to common shareholders totaled $356.1 million, or $5.51 diluted per common share, in 2017 compared to $296.2 million, or $4.70 diluted per common share, in 2016 and $271.3 million, or $4.28 diluted per common share, in 2015. The operating results of acquired entities are included with our results of operations since their dates of acquisition.
Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	2017	2016	2015
Taxable-equivalent net interest income	$1,043,431	$939,958	$888,035
Taxable-equivalent adjustment	177,009	163,622	151,403
Net interest income	866,422	776,336	736,632
Provision for loan losses	35,460	51,673	51,845
Non-interest income	336,470	349,708	328,730
Non-interest expense	759,069	732,960	693,718
Income before income taxes	408,363	341,411	319,799
Income taxes	44,214	37,150	40,471
Net income	364,149	304,261	279,328
Preferred stock dividends	8,063	8,063	8,063
Net income available to common shareholders	$356,086	$296,198	$271,265
Earnings per common share - basic	$5.56	$4.73	$4.31
Earnings per common share - diluted	5.51	4.70	4.28
Dividends per common share	2.25	2.15	2.10
Return on average assets	1.17%	1.03%	0.97%
Return on average common equity	11.76	10.16	9.86
Average shareholders' equity to average assets	10.42	10.61	10.32
Net income available to common shareholders increased $59.9 million for 2017 compared to 2016. The increase was primarily the result of a $90.1 million increase in net interest income and a $16.2 million decrease in the provision for loan losses partly offset by a $26.1 million increase in non-interest expense, a $13.2 million decrease in non-interest income and a $7.1 million increase in income tax expense. Income tax expense for 2017 was impacted by the enactment of the Tax Cuts and Jobs Act on December 22, 2017, as further discussed below. Net income available to common shareholders increased $24.9 million for 2016 compared to 2015. The increase was primarily the result of a $39.7 million increase in net interest income, a $21.0 million increase in non-interest income and a $3.3 million decrease in income tax expense partly offset by a $39.2 million increase in non-interest expense.
Details of the changes in the various components of net income are further discussed below.
Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 72.0% of total revenue during 2017. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.
The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, remained at 3.25% during most of 2015. In December 2015, the prime rate increased 25 basis points to 3.50% and remained at that level through most of 2016. In December 2016, the prime rate increased 25 basis points to end the year at 3.75%. During 2017, the prime rate increased 75 basis points (25 basis points in each of March, June and December) to end the year at to 4.50%. Our loan portfolio is also significantly impacted, by changes in the London Interbank Offered Rate (LIBOR). At December 31, 2017, the one-month and three-month U.S. dollar LIBOR rates were 1.56% and 1.69%, respectively, while at December 31, 2016, the one-month and three-month U.S. dollar LIBOR rates were 0.77% and 1.00%, respectively.

The effective federal funds rate, which is the cost of immediately available overnight funds, remained at zero to 0.25% during most of 2015. In December 2015, the effective federal funds rate increased 25 basis points to 0.50% and remained at that level through most of 2016. In December 2016, the effective federal funds rate increased 25 basis points to end the year at 0.75%. During 2017, the effective federal funds rate increased 75 basis points (25 basis points in each of March, June and December) to end the year at 1.50%.
We are primarily funded by core deposits, with non-interest-bearing demand deposits historically being a significant source of funds. This lower-cost funding base is expected to have a positive impact on our net interest income and net interest margin in a rising interest rate environment. Federal prohibitions on the payment of interest on demand deposits were repealed in 2011. Nonetheless, we have not experienced any significant additional costs as a result. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk elsewhere in this report for information about our sensitivity to interest rates. Further analysis of the components of our net interest margin is presented below.
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

	2017 vs. 2016				2016 vs. 2015
	Increase (Decrease) Due to Change in				Increase (Decrease) Due to Change in
	Rate	Volume	Number of Days	Total	Rate	Volume	Number of Days	Total
Interest-bearing deposits	$22,369	$3,180	$(44)	$25,505	$7,896	$40	$44	$7,980
Federal funds sold and resell agreements	385	280	(1)	664	67	97	1	165
Securities:
Taxable	(4,482)	(5,358)	(206)	(10,046)	(5,340)	(4,442)	206	(9,576)
Tax-exempt	(8,741)	31,136	—	22,395	(1,231)	30,149	—	28,918
Loans, net of unearned discounts	42,509	38,161	(1,266)	79,404	11,753	10,629	1,266	23,648
Total earning assets	52,040	67,399	(1,517)	117,922	13,145	36,473	1,517	51,135
Savings and interest checking	—	252	(3)	249	—	55	3	58
Money market deposit accounts	8,040	21	(13)	8,048	(1,557)	(201)	13	(1,745)
Time accounts	475	(38)	(4)	433	(65)	(81)	4	(142)
Public funds	1,216	(5)	(1)	1,210	47	5	1	53
Federal funds purchased and repurchase agreements	1,241	78	(1)	1,318	—	36	1	37
Junior subordinated deferrable interest debentures	673	1	—	674	555	1	—	556
Subordinated notes payable and other notes	2,599	(82)	—	2,517	394	1	—	395
Total interest-bearing liabilities	14,244	227	(22)	14,449	(626)	(184)	22	(788)
Net change	$37,796	$67,172	$(1,495)	$103,473	$13,771	$36,657	$1,495	$51,923
Taxable-equivalent net interest income for 2017 increased $103.5 million, or 11.0%, compared to 2016. Taxable-equivalent net interest income for 2017 included 365 days compared to 366 days for the same period in 2016 as a result of the leap year. The additional day added approximately $1.5 million to taxable-equivalent net interest income during 2016. Excluding the impact of the additional day results in an effective increase in taxable-equivalent net interest income of approximately $105.0 million during 2017. The increase in taxable-equivalent net interest income during 2017, excluding the effect of the aforementioned additional day, was primarily related to the impact of increases in the average volume of loans, tax-exempt securities and interest-bearing deposits as well as increases in the average yields on loans and interest-bearing deposits partly offset by the impact of decreases in the average yields on tax-exempt and taxable securities, a decrease in the average volume of taxable securities and the impact of an increase in the average rate paid on interest-bearing liabilities. The average volume of interest-earning assets for 2017 increased $1.6 billion, or 6.1%, compared to 2016. The increase in earning assets included a $905.3 million increase in average loans, a $548.3 million increase in average federal funds sold, resell agreements and interest-bearing deposits and a $546.8 million increase in average tax-exempt securities, partly offset by a $358.4 million decrease in average taxable securities.
Taxable-equivalent net interest income for 2016 increased $51.9 million, or 5.8%, compared to 2015. Taxable-equivalent net interest income for 2016 included 366 days compared to 365 days for the same period in 2015 as a result of the leap year. The additional day added approximately $1.5 million to taxable-equivalent net interest income during 2016. Excluding the impact of the additional day results in an effective increase in taxable-equivalent net interest income of approximately $50.4 million during 2016. The increase in taxable-equivalent net interest income during 2016, excluding the effect of the aforementioned additional day, was primarily related to the impact of increases in the average volume of tax-exempt securities and loans as well as increases in the average yield on loans and interest-bearing deposits partly offset by the impact of decreases in the average yield and volume of taxable securities. Taxable-equivalent net interest income during 2016 was also positively impacted by a decrease in the average rate paid on money market deposit accounts. The average volume of interest-earning assets for 2016 increased $762.5 million or 2.9% compared to 2015. The increase in earning assets included a $442.7 million increase in average securities, a $287.4 million increase in average loans and a $32.3 million increase in average federal funds sold, resell agreements and interest-bearing deposits.
The net interest margin increased 13 basis points from 3.56% during 2016 to 3.69% during 2017. The increase was primarily due to an increase in the average yield on interest earning assets partly offset by an increase in the average rate paid on interest-bearing liabilities. The average yield on interest-earning assets increased 19 basis points to 3.79% during 2017 from 3.60% during 2016 while the average rate paid on interest-bearing liabilities increased 8 basis points from 0.08% during 2016 to 0.16% during 2017. The increase in the average yield on interest earning assets during 2017 was mostly due to increases in the average yields on loans and interest-bearing deposits while the increase in the average rate paid on interest-bearing liabilities was primarily due to increases in the rates paid on various deposit products and long-term debt. The average yield on interest-earning assets and the average rate paid on interest-bearing liabilities are primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of the underlying assets and liabilities. Taxable-equivalent yields and the net interest margin during the comparable periods are presented based upon a tax rate of 35%. Beginning January 1, 2018, taxable-equivalent-yields and the net interest margin will be based upon a tax rate of 21%. See the section captioned “Income Taxes” elsewhere in this discussion for information regarding the Tax Cuts and Jobs Act enacted on December 22, 2017. Assuming a tax rate of 21%, the net interest margin and the average yield on interest-earning assets on a taxable-equivalent basis for 2017 would have been 3.37% and 3.47%, respectively.
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
The average yield on loans was 4.36% during 2017 compared to 4.01% during 2016 and 3.90% during 2015, increasing 35 basis points during 2017 compared to 2016 and 11 basis points during 2016 compared to 2015. These increases were positively impacted by increases in market interest rates during the comparable periods, as discussed above. The average volume of loans increased $905.3 million, or 7.8%, in 2017 compared to 2016 and increased $287.4 million, or 2.6%, in 2016 compared to 2015. Loans made up approximately 43.9% of average interest-earning assets during 2017 compared to 43.2% during 2016 and 43.4% in 2015.
The average yield on securities was 3.99% in 2017 compared to 4.02% in 2016 and 3.97% in 2015. The average yield on taxable securities was 1.92% in 2017 compared to 2.01% in 2016 and 2.11% in 2015 while the average yield on tax exempt securities was 5.37% in 2017 compared to 5.57% in 2016 and 5.59% in 2015. Despite the fact that the average yield on taxable and tax-exempt securities decreased 9 and 20 basis points, respectively, during 2017 compared to 2016, the overall average yield on securities in 2017 only decreased 3 basis points compared to 2016 because a larger proportion of average securities was invested in higher yielding tax-exempt securities during 2017 compared to 2016. Similarly, the overall average yield on securities during 2016 increased 5 basis points compared to 2015 despite 10 and 2 basis point decreases in the average yield on taxable and tax-exempt securities, respectively, as a result of a higher average proportion of tax-exempt securities. Tax exempt securities made up approximately 60.0% of total average securities during 2017, compared to 56.4% during 2016 and 53.2% during 2015. The average volume of securities increased $188.5 million, or 1.6%, during 2017 compared to 2016 and increased $442.7 million, or 3.8%, during 2016 compared to 2015. These increases were primarily related to the investment of excess liquidity from deposit growth. Securities made up approximately 43.2% of average interest-earning assets in 2017 compared to 45.1% in 2016 and 44.8% in 2015.
Average federal funds sold, resell agreements and interest-bearing deposits during 2017 increased $548.3 million, or 17.7%, compared to 2016 and increased $32.3 million, or 1.1%, in 2016 compared to 2015. The increases in average federal funds sold, resell agreements and interest-bearing deposits during the comparable periods were primarily related to growth in average deposits. Federal funds sold, resell agreements and interest-bearing deposits made up approximately 12.9% of average interest-earning assets during 2017 compared to approximately 11.6% in 2016 and 11.8% in 2015. The combined average yield on federal funds sold, resell agreements and interest-bearing deposits was 1.16% during 2017, 0.53% during 2016, and 0.27% during 2015. As discussed above, since December 2015, there have been five separate 25 basis point increases in the expected federal funds rate.
Average deposits increased $1.4 billion, or 5.7%, in 2017 compared to 2016 and $471.1 million, or 2.0%, in 2016 compared to 2015. Average interest-bearing deposits increased $608.0 million in 2017 compared to 2016 and increased $616.6 million in 2016 compared to 2015, while average non-interest-bearing deposits increased $785.1 million in 2017 compared to 2016 and decreased $145.5 million in 2016 compared to 2015. The ratio of average interest-bearing deposits to total average deposits was 58.2% in 2017 compared to 59.1% in 2016 and 57.7% in 2015. The average cost of deposits is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-bearing deposits. The average rate paid on interest-bearing deposits and total deposits was 0.11% and 0.07% in 2017 compared to 0.05% and 0.03% in 2016 and 0.07% and 0.04% in 2015. The increase in the average cost of deposits during 2017 was related to the aforementioned increases in interest rates paid on most of our interest-bearing deposit products during the third quarter. The decrease in the average raid paid on interest-bearing deposits during 2016 compared to 2015 was primarily the result of decreases in interest rates offered on certain deposit products due to decreases in average market interest rates and decreases in renewal interest rates on maturing certificates of deposit given the prevailing low interest rate environment. The relative proportion of higher-cost certificates of deposit to total average interest-bearing deposits decreased to 5.1% in 2017 from 5.6% in 2016 and 6.3% in 2015.
Our net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.63% in 2017 compared to 3.52% in 2016 and 3.41% in 2015. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.
Our hedging policies permit the use of various derivative financial instruments, including interest rate swaps, swaptions, caps and floors, to manage exposure to changes in interest rates. Details of our derivatives and hedging activities are set forth in Note 15 - Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report. Information regarding the impact of fluctuations in interest rates on our derivative financial instruments is set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.
Provision for Loan Losses
The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb inherent losses within the existing loan portfolio. The provision for loan losses totaled $35.5 million in 2017 compared to $51.7 million in 2016 and $51.8 million in 2015. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Non-Interest Income
The components of non-interest income were as follows:

	2017	2016	2015
Trust and investment management fees	$110,675	$104,240	$105,512
Service charges on deposit accounts	84,182	81,203	81,350
Insurance commissions and fees	46,169	47,154	48,926
Interchange and debit card transaction fees	23,232	21,369	19,666
Other charges, commissions and fees	39,931	39,623	37,551
Net gain (loss) on securities transactions	(4,941)	14,975	69
Other	37,222	41,144	35,656
Total	$336,470	$349,708	$328,730
Total non-interest income for 2017 decreased $13.2 million, or 3.8%, compared to 2016 while total non-interest income for 2016 increased $21.0 million, or 6.4%, compared to 2015. Changes in the various components of non-interest income are discussed in more detail below.
Trust and Investment Management Fees. Trust and investment management fee income for 2017 increased $6.4 million, or 6.2%, compared to 2016 while trust and investment management fee income for 2016 decreased $1.3 million, or 1.2%, compared to 2015. Investment fees are the most significant component of trust and investment management fees, making up approximately 84%, 82% and 79% of total trust and investment management fees in 2017, 2016 and 2015, respectively. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees.
The increase in trust and investment management fees during 2017 compared to the same period in 2016 was primarily the result of an increase in trust investment fees (up $6.8 million). The increase in trust investment fees during 2017 was due to higher average equity valuations on managed accounts. Trust and investment management fees during 2017 also included an increase in real estate fees (up $225 thousand) and a decrease in estate fees (down $618 thousand) compared to 2016. The decrease in estate fees during 2017 was related to a decrease in the aggregate value of estates settled compared to 2016.
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
At December 31, 2017, trust assets, including both managed assets and custody assets, were primarily composed of equity securities (50.3% of trust assets), fixed income securities (37.3% of trust assets) and cash equivalents (7.9% of trust assets). The estimated fair value of trust assets was $32.8 billion (including managed assets of $14.1 billion and custody assets of $18.7 billion) at December 31, 2017 compared to $29.3 billion (including managed assets of $13.4 billion and custody assets of $15.9 billion) at December 31, 2016.
Service Charges on Deposit Accounts. Service charges on deposit accounts for 2017 increased $3.0 million, or 3.7%, compared to 2016. The increase was primarily due to an increase in overdraft/insufficient funds charges on consumer and commercial accounts (up $1.9 million and $511 thousand, respectively) and consumer service charges (up $1.0 million) partly offset by a decrease in commercial service charges (down $428 thousand). Service charges on deposit accounts for 2016 decreased $147 thousand, or 0.2%, compared to 2015 The decrease was primarily due to a decrease in service charges on consumer accounts (down $945 thousand) partly offset by increases in service charges on commercial accounts (up $384 thousand), overdraft/insufficient funds charges on consumer accounts (up

$260 thousand) and overdraft/insufficient funds charges on commercial accounts (up $192 thousand). Overdraft/insufficient funds charges totaled $34.9 million during 2017 compared to $32.5 million during 2016 and $32.0 million in 2015. Overdraft/insufficient funds charges included $27.0 million, $25.0 million and $24.8 million related to consumer accounts during 2017, 2016 and 2015, respectively, and $8.0 million, $7.5 million and $7.3 million related to commercial accounts during 2017, 2016 and 2015, respectively.
Insurance Commissions and Fees. Insurance commissions and fees for 2017 decreased $985 thousand, or 2.1%, compared to 2016. The decrease was related to a decrease in contingent income (down $2.9 million) partly offset by an increase in commission income (up $1.9 million), which was primarily related to an increase in benefit plan commissions due to increased business volumes partly offset by a decrease in commissions on property and casualty policies. Insurance commissions and fees for 2016 decreased $1.8 million, or 3.6%, compared to 2015. The decrease was related to a decrease in commission income (down $2.8 million) partly offset by an increase in contingent commissions (up $1.1 million). The decrease in commission income during 2016 was primarily related to declines in employee benefit plan commissions and consulting fees due to lower business volumes and decreases in commercial lines property and casualty commissions.
Insurance commissions and fees include contingent commissions which totaled $3.6 million in 2017, $6.5 million in 2016 and $5.5 million 2015. Contingent commissions primarily consist of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. Such commissions are seasonal in nature and are mostly received during the first quarter of each year. These commissions totaled $2.1 million in 2017, $4.9 million in 2016 and $3.8 million in 2015. The decrease in performance related contingent income during 2017 was related to a lack of growth within the portfolio and a deterioration in the loss performance of insurance policies during 2016. Contingent commissions also include amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. These commissions totaled $1.5 million in 2017, $1.7 million in 2016 and $1.7 million in 2015.
Interchange and Debit Card Transaction Fees. Interchange fees, or “swipe” fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Interchange and debit card transaction fees consist of income from check card usage, point of sale income from PIN-based debit card transactions and ATM service fees. Interchange and debit card transaction fees for 2017 increased $1.9 million, or 8.7% compared to 2016 and increased $1.7 million, or 8.7%, in 2016 compared to 2015. Income from debit card transactions totaled approximately $19.4 million in 2017 compared to $17.9 million in 2016 and $17.0 million in 2015. ATM service fees totaled approximately $3.8 million in 2017 compared to $3.5 million in 2016 and $2.7 million in 2015. The increases in income from debit card transactions during the comparable periods were primarily related to increased transaction volume. The increases in ATM service fees during the comparable period were related to increased transaction volume and a change in the fee schedule during the first quarter of 2016.
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
Other Charges, Commissions and Fees. Other charges, commissions and fees for 2017 increased $308 thousand, or 0.8%, compared to 2016. The increase included increases in income related to the sale of mutual funds (up $1.2 million) and wire transfer fees (up $317 thousand), among other things. These items were partly offset by decreases in human resources consulting fee income (down $650 thousand) and income from corporate finance and capital market advisory services (down $605 thousand), among other things. Human resources consulting fee income decreased as we no longer provide these services. Changes in the other aforementioned categories of other charges, commissions and fees were due to fluctuations in business volumes.
Other charges, commissions and fees for 2016 increased $2.1 million or 5.5%, compared to 2015. The increase included increases in income related to the sale of money market accounts (up $815 thousand), loan processing fees (up $627 thousand), origination fees collected on loans that did not fund (up $464 thousand), agent income from the sale of federal funds (up $397 thousand), wire transfer fees (up $309 thousand), lease processing fees (up $227 thousand) and income from corporate finance and capital market advisory services (up $213 thousand), among other things. These increases were partly offset by decreases in income related to the sale of annuities (down $802 thousand), unused balance fees on loan commitments (down $405 thousand) and income related to the sale of mutual funds (down $264 thousand). Fluctuations in the aforementioned items were due to fluctuations in business volumes.
Net Gain/Loss on Securities Transactions. During 2017, we sold certain available-for-sale U.S Treasury securities with an amortized cost totaling $11.2 billion and realized a net loss of $74 thousand on those sales. The sales were primarily related to securities purchased during 2017 and subsequently sold in connection with our tax planning strategies related to the Texas franchise tax. The gross proceeds from the sales of these securities outside of Texas are included in total revenues/receipts from all sources reported for Texas franchise tax purposes, which results in a reduction in the overall percentage of revenues/receipts apportioned to Texas and subjected to taxation under the Texas franchise tax. We also sold certain other available-for-sale U.S. Treasury securities with an amortized cost totaling $751.4 million and realized a net loss of $4.9 million on those sales. These securities were sold with the intent to reinvest the sales proceeds in higher yielding debt securities and other investments.
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
Other Non-Interest Income. Other non-interest income for 2017 decreased $3.9 million, or 9.5%, compared to 2016. The decrease was primarily related to decreases in gains on the sale of foreclosed and other assets (down $6.3 million), lease rental income (down $482 thousand) and earnings on the cash surrender value of life insurance policies (down $409 thousand), among other things, partly offset by increases in sundry and other miscellaneous income (up $1.4 million), income from customer derivative and trading activities (up $815 thousand) and income from customer foreign currency transactions (up $760 thousand), among other things. During 2016, gains on the sale of foreclosed and other assets included a $10.3 million net gain on the sale of our headquarters building and other adjacent properties in connection with a comprehensive development agreement with the City of San Antonio and a third party controlled by one of our directors, among other things. See Note 4 -Premises and Equipment in the accompanying notes to consolidated financial statements included elsewhere in this report. During 2017, gains on the sale of foreclosed and other assets included $2.9 million related to amortization of the deferred portion of the gain on our headquarters building sold in 2016 and $2.0 million related to the sale of a motor-bank location. Sundry income during 2017 included $1.9 million in VISA check card incentives related to business volumes, $1.2 million related to the collection of amounts charged-off by Western National Bank prior to our acquisition, $864 thousand related to the settlement of a non-solicitation agreement and $541 thousand related to recoveries of prior write-offs, among other things, while sundry and other miscellaneous income during 2016 included $1.8 million in VISA check card incentives related to business volumes and $1.4 million related to recoveries of prior write-offs, among other things. The fluctuations in income from customer derivative and trading activities and income from customer foreign currency transactions were primarily related to changes in business volumes.
Other non-interest income for 2016 increased $5.5 million, or 15.4%, compared to 2015. The increase was primarily related to increases in gains on the sale of foreclosed and other assets (up $7.3 million), income from customer foreign currency transactions (up $592 thousand) and income from customer derivative and trading activities (up $491 thousand)

partly offset by decreases in mineral interest income (down $1.9 million) and sundry and other miscellaneous income (down $1.2 million). The increase in gains on the sale of foreclosed and other assets was primarily related to the realization of a $10.3 million net gain on the sale of our headquarters building and other adjacent properties in connection with a comprehensive development agreement with the City of San Antonio and a third party controlled by one of our directors. During 2016, sundry and other miscellaneous income included, among other things, $1.8 million in VISA check card incentives related to business volumes and $1.4 million related to recoveries of prior write-offs, while sundry and other miscellaneous income during 2015 included, among other things, $1.2 million related to distributions received on a small business investment company ("SBIC") investment, $1.7 million related to recoveries of prior write-offs, $1.7 million in VISA check card incentives related to business volumes and $324 thousand related to an insurance settlement. Mineral interest income is primarily related to oil and gas royalties received from severed mineral interests owned by our wholly-owned non-banking subsidiary Main Plaza Corporation. The decrease in mineral interest income was partly related to lower energy prices and a decrease in production. The fluctuations in public finance underwriting fees, income from customer foreign currency transactions and income from customer derivative and trading activities were primarily related to changes in business volumes.
Non-Interest Expense
The components of non-interest expense were as follows:

	2017	2016	2015
Salaries and wages	$337,068	$318,665	$310,504
Employee benefits	74,575	72,615	69,746
Net occupancy	75,971	71,627	65,690
Technology, furniture and equipment	74,335	71,208	64,373
Deposit insurance	20,128	17,428	14,519
Intangible amortization	1,703	2,429	3,325
Other	175,289	178,988	165,561
Total	$759,069	$732,960	$693,718
Total non-interest expense for 2017 increased $26.1 million, or 3.6%, compared to 2016 while total non-interest expense for 2016 increased $39.2 million, or 5.7%, compared to 2015. Changes in the various components of non-interest expense are discussed below.
Salaries and Wages. Salaries and wages increased $18.4 million, or 5.8%, in 2017 compared to 2016 and increased $8.2 million, or 2.6%, in 2016 compared to 2015. The increase during 2017 compared to 2016 was primarily related to an increase in salaries due to normal annual merit and market increases, an increase in the number of employees, an increase in incentive compensation, due to improved operating performance, and an increase in stock-based compensation. Salaries and wages during 2017 also included approximately $2.5 million in severance expense primarily related to the closure of certain branch locations and the elimination of certain job positions. The increase during 2016 compared to 2015 was primarily related to an increase in salaries due to normal annual merit and market increases, an increase in the number of employees and an increase in incentive compensation partly offset by a decrease in stock-based compensation.
Employee Benefits. Employee benefits expense for 2017 increased $2.0 million, or 2.7%, compared to 2016. The increase was primarily due to increases in expenses related to our 401(k) and profit sharing plans (up $1.7 million), payroll taxes (up $1.3 million), other employee benefits (up $826 thousand) and medical insurance expense (up $487 thousand) partly offset by a decrease in expenses related to our defined benefit retirement plans (down $2.2 million).
Employee benefits expense for 2016 increased $2.9 million, or 4.1%, compared to 2015. The increase was primarily due to increases in medical insurance expense (up $1.8 million), payroll taxes (up $898 thousand) and profit sharing plan expense (up $620 thousand), among other things, partly offset by a decrease in expenses related to our defined benefit retirement plans (down $599 thousand).
Our defined benefit retirement and restoration plans were frozen in 2001 and were replaced by the profit sharing plan. Management believes these actions help reduce the volatility in retirement plan expense. However, we still have funding obligations related to the defined benefit and restoration plans and could recognize retirement expense related to these plans in future years, which would be dependent on the return earned on plan assets, the level of interest rates and employee turnover. We recognized a combined net periodic pension expense of $501 thousand related to our defined benefit retirement and restoration plans in 2017 compared to a combined net periodic pension expense of $2.7 million in 2016 and $3.3 million in 2015. Net periodic pension expense during 2016 included $1.0 million in supplemental executive retirement plan (“SERP”) settlement costs related to the retirement of a former executive officer. Despite the impact of these settlement costs, net periodic pension expense decreased during the comparable years in part due to a change in the method we use to estimate the interest cost component of net periodic benefit cost for our defined benefit pension and other post-retirement benefit plans. Future expense/benefits related to these plans is dependent upon a variety of factors, including the actual return on plan assets. For additional information related to our employee benefit plans, see Note 11 - Employee Benefit Plans in the accompanying notes to consolidated financial statements included elsewhere in this report.
Net Occupancy. Net occupancy expense for 2017 increased $4.3 million, or 6.1%, compared to 2016. The increase during 2017 was primarily related to increases in lease expense (up $3.2 million), repairs and maintenance/service contracts expense (up $1.3 million), depreciation on leasehold improvements (up $658 thousand) and utilities expense (up $375 thousand) partly offset by a decrease in building depreciation (down $1.3 million). The increases in lease expense and the decreases in building depreciation during the reported periods were primarily related to the sale and lease back of our headquarters building in December 2016. See Note 4 - Premises and Equipment in the accompanying notes to consolidated financial statements included elsewhere in this report.
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
Technology, Furniture and Equipment. Technology, furniture and equipment expense for 2017 increased $3.1 million, or 4.4%, compared to 2016. The increase was primarily related to increases in software maintenance (up $3.9 million) and depreciation on furniture and equipment (up $988 thousand) partly offset by a decrease in equipment rental expense (down $1.6 million), and a decrease in service contracts (down $436 thousand), among other things. The increase in software maintenance was primarily due to new and renewed software applications and an increase in volume-based service payments.
Technology, furniture and equipment expense for 2016 increased $6.8 million, or 10.6%, compared to 2015. The increase was primarily related to increases in depreciation on furniture and equipment (up $4.1 million) and software maintenance (up $3.5 million) partly offset by decreases in software amortization (down $593 thousand) and equipment rental expense (down $306 thousand). The net increase in technology, furniture and equipment expense was partly related to a new operations and support center, a portion of which was placed into service during 2015 with the remainder placed into service in 2016, and new financial center locations.
Deposit Insurance. Deposit insurance expense totaled $20.1 million in 2017 compared to $17.4 million in 2016 and $14.5 million in 2015. The increase during the comparable periods was primarily related to an increase in the assessment rate and an increase in assets. The increase in the assessment rate was partly related to a new surcharge that became applicable during the third quarter of 2016. In August 2016, the Federal Deposit Insurance Corporation (“FDIC”) announced that the Deposit Insurance Fund (“DIF”) reserve ratio had surpassed 1.15% as of June 30, 2016. As a result, beginning in the third quarter of 2016, the range of initial assessment rates for all institutions was adjusted downward and institutions with $10 billion or more in assets were assessed a quarterly surcharge. The quarterly surcharge will continue to be assessed until such time as the reserve ratio reaches the statutory minimum of 1.35% required by the Dodd-Frank Act.
Intangible Amortization. Intangible amortization is primarily related to core deposit intangibles and, to a lesser extent, intangibles related to customer relationships and non-compete agreements. Intangible amortization totaled $1.7 million in 2017 compared to $2.4 million in 2016 and $3.3 million in 2015. The decrease during the comparable periods primarily related to the completion of amortization of certain previously recognized intangible assets as well as a reduction in the annual amortization rate of certain previously recognized intangible assets as we use an accelerated amortization approach which results in higher amortization rates during the earlier years of the useful lives of intangible assets. See Note 5 - Goodwill and Other Intangible Assets in the accompanying notes to consolidated financial statements included elsewhere in this report.

Other Non-Interest Expense. Other non-interest expense for 2017 decreased $3.7 million, or 2.1%, compared to 2016. The decrease included decreases in donations expense (down $4.5 million), sundry and other miscellaneous expense (down $3.2 million) and check card expense (down $3.1 million), among other things. These items were partly offset by increases in advertising/promotions expense (up $1.7 million), guard services expense (up $1.4 million), professional services expense (up $1.3 million), outside computer services expense (up $1.3 million) and fraud losses (up $1.0 million), among other things. Donations expense in 2016 included a $4.4 million contribution to our charitable foundation. Sundry and other miscellaneous expense during 2016 included $6.7 million related to the write-down of certain assets while sundry and other miscellaneous expense during 2017 included $3.2 million related to the write-down of certain assets and $1.9 million related to settlements. Check card expense was elevated during 2016 due to the issuance of new ATM cards with embedded processing chips. Guard services expense during 2017 was impacted by the effects of hurricane Harvey during the third quarter. The increase in fraud losses was primarily related to check cards, ATMs and checks.
Other non-interest expense for 2016 increased $13.4 million, or 8.1%, compared to 2015. The increase was primarily related to increases in sundry and other miscellaneous expense (up $6.1 million), donations expense (up $4.4 million), check card expense (up $2.6 million), guard service expense (up $1.4 million), business development expense (up $842 thousand) and outside computer services expense (up $520 thousand), among other things, partly offset by decreases in advertising/promotions expense (down $1.2 million) and travel/meals and entertainment expense (down $953 thousand) and refund expenses associated with customer use of non-Frost ATMs (down $456 thousand), among other things. Sundry and other miscellaneous expense during 2016 included $6.7 million related to the write-down of certain assets that were disposed of in 2016 or that we intended to dispose of in 2017. The increase in donations expense was primarily related to a $4.4 million contribution to our charitable foundation. The increase in check card expense during 2016 was primarily related the issuance of new ATM cards with embedded processing chips.
Results of Segment Operations
Our operations are managed along two primary operating segments: Banking and Frost Wealth Advisors. A description of each business and the methodologies used to measure financial performance is described in Note 18 - Operating Segments in the accompanying notes to consolidated financial statements included elsewhere in this report. Net income (loss) by operating segment is presented below:

	2017	2016	2015
Banking	$347,034	$289,665	$262,038
Frost Wealth Advisors	24,395	19,093	19,968
Non-Banks	(7,280)	(4,497)	(2,678)
Consolidated net income	$364,149	$304,261	$279,328
Banking
Net income for 2017 increased $57.4 million, or 19.8%, compared to 2016. The increase was primarily the result of an $87.0 million increase in net interest income and a $16.2 million decrease in the provision for loan losses partly offset by a $22.0 million decrease in non-interest income, a $19.7 million increase in non-interest expense and a $4.2 million increase in income tax expense. Net income for 2016 increased $27.6 million, or 10.5%, compared to 2015. The increase was primarily the result of a $37.0 million increase in net interest income, a $24.2 million increase in non-interest income and a $1.3 million decrease in income tax expense partly offset by a $35.0 million increase in non-interest expense.
Net interest income for 2017 increased $87.0 million, or 11.3%, compared to 2016 while net interest income for 2016 increased $37.0 million, or 5.0%, compared to 2015. Taxable-equivalent net interest income for 2017 included 365 days compared to 366 days for the same period in 2016 as a result of the leap year. The additional day added approximately $1.5 million to taxable-equivalent net interest income during 2016. Despite the effect of this additional day during 2016, net interest income increased during 2017 compared to 2016 due to the impact of increases in the average volume of loans, tax-exempt securities and interest-bearing deposits as well as increases in the average yields on loans and interest-bearing deposits partly offset by the impact of decreases in the average yields on tax-exempt and taxable securities, a decrease in the average volume of taxable securities and the impact of an increase in the average rate paid on interest-bearing liabilities. Notwithstanding the effect of the additional day, taxable-equivalent net interest income increased during 2016 compared to 2015 due to the impact of increases in the average volume of tax-exempt securities and loans as well as increases in the average yield on loans and interest-bearing deposits partly offset by the impact of decreases in the average yield and volume of taxable securities. Taxable-equivalent net interest income during 2016 was also positively impacted by a decrease in the average rate paid on money market deposit accounts. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.
The provision for loan losses for 2017 totaled $35.5 million compared to $51.7 million in 2016 and $51.8 million in 2015. See the analysis of the provision for loan losses included in the section captioned “Allowance for Loan Losses” included elsewhere in this discussion.
Non-interest income for 2017 decreased $22.0 million, or 9.6%, compared to 2016. Non-interest income during 2017 included a net loss on securities transactions of $4.9 million while non-interest income during 2016 included a net gain on securities transactions of $14.9 million. See the analysis of these net gains and losses included in the section captioned “Net Gain/Loss on Securities Transactions” included elsewhere in this discussion. Excluding the impact of the net gains or losses on securities transactions, total non-interest income for 2017 effectively decreased $2.1 million, or 1.0%, compared to 2016 primarily due to decreases in other non-interest income, other charges, commissions and fees and insurance commissions and fees partly offset by increases in service charges on deposit accounts and interchange and debit card transactions fees. The decrease in other non-interest income was primarily related to decreases in gains on the sale of foreclosed and other assets, lease rental income and earnings on the cash surrender value of life insurance policies, among other things, partly offset by increases in sundry and other miscellaneous income, income from customer derivative and trading activities and income from customer foreign currency transactions, among other things. During 2016, gains on the sale of foreclosed and other assets included a $10.3 million net gain on the sale of our headquarters building and other adjacent properties in connection with a comprehensive development agreement, among other things, while during 2017, gains on the sale of foreclosed and other assets included $2.9 million related to amortization of the deferred portion of the gain on the sale of our headquarters building which we sold in 2016 and $2.0 million related to the sale of a motor-bank location. See Note 4 -Premises and Equipment in the accompanying notes to consolidated financial statements included elsewhere in this report. The decrease in other charges, commissions and fees was primarily due to a decrease in human resources consulting fee income and income from corporate finance and capital market advisory services, among other things, partly offset by increases in wire transfer fees, among other things. The decrease in insurance commissions and fees was related to a decrease in contingent income partly offset by an increase in commission income. The decrease in contingent income was primarily related to a lack of growth within the portfolio and a deterioration in the loss performance of insurance policies previously placed. The increase in commission income was primarily related to an increase in benefit plan commissions due to increased business volumes partly offset by a decrease in commissions on property and casualty policies. The increase in service charges on deposit accounts was primarily due to an increase in overdraft/insufficient funds charges on consumer and commercial accounts and consumer service charges partly offset by a decrease in commercial service charges. The increase in interchange and debit card transactions fees was primarily due to increases in income from debit card transactions and ATM service fees. See the analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest income for 2016 increased $24.2 million, or 11.8%, compared to 2015. The increase was primarily related to increases in the net gain on securities transactions; other non-interest income; other charges, commissions and fees and interchange; and debit card transaction fees partly offset by decreases in insurance commissions and fees and service charges on deposit accounts. The increase in the net gain on securities transactions was primarily related to the sale of certain municipal securities as a result of a significant deterioration in the creditworthiness of the issuers. The increase in other non-interest income was primarily related to increases in gains on the sale of foreclosed and other assets, income from customer foreign currency transactions and income from customer derivative and trading activities partly offset by decreases in sundry and other miscellaneous income. The increase in gains on the sale of foreclosed and other assets was primarily related to the aforementioned sale of our headquarters building and various adjacent properties. The increase in other charges, commissions and fees was due to increases in loan processing fees, origination fees collected on loans that did not fund, agent income from the sale of federal funds, wire transfer fees, lease processing fees and income from corporate finance and capital market advisory services, among other things, partly offset by a decrease in unused balance fees on loan commitments. The decrease in insurance commissions and fees was related to a decrease in commission income partly offset by an increase in contingent commissions. The decrease in commission income during 2016 was primarily related to decreases in employee benefit plan commissions and consulting fees and commercial lines property and casualty commissions due to lower business volumes. The decrease in service charges on deposit accounts was primarily due to a decrease in service charges on consumer accounts partly offset by increases in service charges on commercial accounts and overdraft/insufficient funds charges on both consumer and commercial accounts. See the analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for 2017 increased $19.7 million, or 3.2%, compared to 2016. The increase was primarily related to increases in salaries and wages; technology, furniture and equipment expense; deposit insurance expense; and employee benefits partly offset by a decrease in net occupancy expense, other non-interest expense and intangible amortization. The increase in salaries were primarily due to an increase in the number of employees and normal annual merit and market increases, as well as increases in incentive compensation, due to improved operating performance, and stock-based compensation. The increase in technology, furniture and equipment expense was primarily related to increases in software maintenance and depreciation on furniture and equipment partly offset by decreases in equipment rental expense and service contracts expense, among other things. The increase in deposit insurance expense was related to an increase in the assessment rate due to a new quarterly surcharge which began in the third quarter of 2016 and an increase in assets. The increase in employee benefits was primarily due to increases in expenses related to our 401(k) and profit sharing plans, medical insurance expense and payroll taxes, among other things, partly offset by a decrease in expenses related to our defined benefit retirement plans. The decrease in net occupancy expense was partly related to a change in the way we allocate occupancy expenses among our operating segments. The decrease in other non-interest expense was primarily related to decreases in donations expense, sundry and other miscellaneous expense and check card expense, among other things. These items were partly offset by increases in advertising/promotions expense, guard services expense, professional services expense, outside computer services expense and fraud losses, among other things. The decrease in intangible amortization expense was primarily related to the completion of amortization of certain previously recognized intangible assets as well as a reduction in the annual amortization rate of certain previously recognized intangible assets as we use an accelerated amortization approach which results in higher amortization rates during the earlier years of the useful lives of intangible assets. See the analysis of these categories of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.
Non-interest expense for 2016 increased $35.0 million, or 5.9%, compared to 2015. The increase was primarily related to increases in other non-interest expense; salaries and wages; technology, furniture and equipment expense; net occupancy; deposit insurance; and employee benefits expense partly offset by a decrease in intangible amortization expense. The increase in other non-interest expense was primarily related to increases in sundry and other miscellaneous expense, donations expense, check card expense, guard service expense, business development expense and outside computer services expense, among other things, partly offset by decreases in advertising/promotions expense and travel/meals and entertainment expense and refund expenses associated with customer use of non-Frost ATMs, among other things. Sundry and other miscellaneous expense included the write-down of certain assets. The increase in salaries and wages was primarily related to an increase in salaries due to an increase in the number of employees, normal annual merit and market increases and an increase in incentive compensation partly offset by a decrease in stock-based compensation. The increase in technology, furniture and equipment expense was primarily related to an increase in depreciation on furniture and equipment and software maintenance partly offset by decreases in software amortization and equipment rental expense. The increase in net occupancy expense was primarily related to increases in building depreciation, property taxes, repairs and maintenance/service contracts expense and depreciation on leasehold improvements. The increases in technology, furniture and equipment expense and net occupancy expense were partly related to a new operations and support center, a portion of which was placed into service during 2015 with the remainder placed into service in 2016, and new financial center locations. The increase in deposit insurance expense was primarily related to an increase in the assessment rate, in part due to a new surcharge that became applicable during 2016, and an increase in assets. The increase in employee benefits expense was primarily due to increases in medical insurance expense, payroll taxes and profit sharing plan expense, among other things, partly offset by a decrease in expenses related to our defined benefit retirement plans. The decrease in intangible amortization expense was primarily related to the completion of amortization of certain previously recognized intangible assets as well as a reduction in the annual amortization rate of certain previously recognized intangible assets as we use an accelerated amortization approach which results in higher amortization rates during the earlier years of the useful lives of intangible assets. This decrease was partly offset by the additional amortization related to the intangible assets recorded in 2016. See the analysis of these items included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.
Income tax expense for 2017 increased $4.2 million, or 12.3%, compared to 2016 while income tax expense for 2016 decreased $1.3 million, or 3.8%, compared to 2015. See the section captioned “Income Taxes” included elsewhere in this discussion.

Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $46.8 million during 2017 compared to $47.8 million during 2016 and $49.6 million in 2015. The decrease during 2017 compared to 2016 was primarily related to a decrease in contingent income partly offset by an increase in benefit plan commissions. The decrease during 2016 compared to 2015 was primarily related to a decrease in commission income partly offset by an increase in contingent income. See the analysis of insurance commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Frost Wealth Advisors
Net income for 2017 increased $5.3 million, or 27.8%, compared to 2016. The increase was primarily due to an $8.7 million increase in non-interest income and a $6.3 million increase in net interest income partly offset by a $6.9 million increase in non-interest expense and a $2.9 million increase in income tax expense. Net income for 2016 decreased $875 thousand, or 4.4%, compared to 2015. The decrease was primarily due to a $3.7 million increase in non-interest expense and a $1.4 million decrease in non-interest income partly offset by a $3.7 million increase in net interest income and a $472 thousand decrease in income tax expense.
Net interest income for 2017 increased $6.3 million, or 55.7%, compared to 2016 while net interest income for 2016 increased $3.7 million, or 48.5%, compared to 2015. The increases during 2017 and 2016 were primarily due to an increase in the funds transfer price received for funds provided related to Frost Wealth Advisors' repurchase agreements and, for 2017, an increase in the average volume of funds provided.
Non-interest income for 2017 increased $8.7 million, or 7.3%, compared to 2016. The increase was primarily related to increases in trust and investment management fees and other charges, commissions and fees. Trust and investment management fee income is the most significant income component for Frost Wealth Advisors. Investment fees are the most significant component of trust and investment management fees, making up approximately 84%, 82% and 79% of total trust and investment management fees in 2017, 2016 and 2015, respectively. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. The increase in trust and investment management fees during 2017 compared to 2016 was primarily the result of an increase in trust investment fees. The increase in trust investment fees was due to higher average equity valuations on managed accounts. Trust and investment management fees during 2017 also included an increase in real estate fees and a decrease in estate fees compared to 2016. See the analysis of trust and investment management fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest income for 2016 decreased $1.4 million, or 1.1%, compared to 2015. The decrease was primarily related to a decrease in trust and investment management fees. The decrease in trust and investment management fees was primarily the result of decreases in oil and gas fees, estate fees, securities lending income and custody fees. These decreases were partly offset by an increase in trust investment fees. The decrease in oil and gas fees was partly due to lower energy prices and a decrease in production. The decrease in estate fees was related to a decrease in the aggregate value of estates settled compared to 2015. The decrease in securities lending income was due to the termination of our securities lending operations during the first quarter of 2015. The increase in trust investment fees during 2016 was due to higher average equity valuations on managed accounts and an increase in the number of accounts. See the analysis of trust and investment management fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for 2017 increased $6.9 million, or 6.7%, compared to 2016. The increase was primarily related to increases in net occupancy expense, salaries and wages and employee benefits partly offset by a decrease in other non-interest expense. The increase in net occupancy expense and decrease in other non-interest expense were related to a change in the way we allocate occupancy expenses among our operating segments. Beginning in 2017, operating segments receive a direct charge for occupancy expense based upon cost centers within the segment. Such amounts are now reported as occupancy expense. Previously, these costs were included within the allocated overhead and reported as a component of other non-interest expense. The increase in salaries and wages was primarily related to an increase in the number of employees and normal annual merit and market increases. The increase in employee benefits expense was primarily related to increases in expenses related to our defined benefit retirement plans, payroll taxes and medical insurance expense.
Non-interest expense for 2016 increased $3.7 million, or 3.7%, compared to 2015. The increase was primarily due to increases in other non-interest expense, employee benefits and salaries and wages. The increase in other non-interest expense was primarily due to increases in sundry and other miscellaneous expense, expenses related to professional services and outside computer services, among other things, partly offset by a decrease in mutual fund sub-advisor expense, among other things. The increase in employee benefits expense was due, in part, to increases in expense related to our profit sharing plan, medical insurance expense and payroll taxes, among other things, partly offset by a decrease in expense related to our defined benefit retirement plans. The increase in salaries and wages was primarily related to an increase in the number of employees and normal annual merit and market increases partly offset by a decrease in incentive compensation.
Non-Banks
The Non-Banks operating segment had a net loss of $7.3 million for 2017 compared to a net loss of $4.5 million in 2016. The increase in net loss was primarily due to a $3.2 million increase in net interest expense partly offset by a $436 thousand decrease in non-interest expense. The increase in net interest expense was primarily due to increases in the interest rates paid on our long-term borrowings. The decrease in non-interest expense was primarily related to decreases in employee benefits expense and salaries and wages.
The Non-Banks operating segment had a net loss of $4.5 million for 2016 compared to a net loss of $2.7 million in 2015. The increase in net loss was primarily due to a $1.8 million decrease in other non-interest income, a $951 thousand increase in net-interest expense and a $583 thousand increase in other non-interest expense partly offset by a $1.5 million increase in income tax benefit. The decrease in non-interest income was primarily related to a decrease in mineral interest income. Mineral interest income is related to bonus, rental and shut-in payments and oil and gas royalties received from severed mineral interests on property owned by our wholly-owned non-banking subsidiary Main Plaza Corporation. The decrease in mineral interest income was partly related to lower energy prices and a decrease in production. The increase in net interest expense was primarily related to increases in the interest rates paid on our long-term borrowings. The increase in non-interest expense was primarily related to increases in employee benefits expense, other non-interest expense and salaries and wages.
Income Taxes
We recognized income tax expense of $44.2 million, for an effective tax rate of 10.8%, in 2017 compared to $37.2 million, for an effective tax rate of 10.9%, in 2016 and $40.5 million, for an effective rate of 12.7%, in 2015. The effective income tax rates differed from the U.S. statutory federal income tax rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies and discrete items including the income tax effects associated with stock-based compensation, changes in enacted tax rates and corrections.
The effective tax rate for 2017 was impacted by the adjustment of our deferred tax assets and liabilities related to the reduction in the U.S. federal statutory income tax rate to 21% under the Tax Cuts and Jobs Act enacted on December 22, 2017, as more fully discussed below. Under ASC 740, Income Taxes, the effect of income tax law changes on deferred taxes should be recognized as a component of income tax expense related to continuing operations in the period in which the law is enacted. This requirement applies not only to items initially recognized in continuing operations, but also to items initially recognized in other comprehensive income. As a result of the reduction in the U.S. federal statutory income tax rate, we recognized a provisional net income tax benefit totaling $4.0 million, determined as follows:

Tax Benefit/(Expense)
Deferred taxes related to items recognized in continuing operations	$(5,488)
Deferred taxes related to items recognized in other comprehensive income:
Deferred taxes on net actuarial loss on defined benefit post-retirement benefit plans	(8,022)
Deferred taxes on net unrealized gain on securities available for sale	15,939
Deferred taxes on net unrealized gain on securities transferred to held to maturity	1,618
Net provisional adjustment to deferred taxes recognized as an income tax benefit	$4,047
Because ASC 740 requires the effect of income tax law changes on deferred taxes to be recognized as a component of income tax expense related to continuing operations rather than merely backward tracing the adjustment through the accumulated other comprehensive income component of shareholders' equity, the net adjustment to deferred taxes detailed above included a net benefit totaling $9.5 million related to items recognized in other comprehensive income. The amounts included in the table above will continue to be reported as separate components of accumulated other comprehensive income until such time as the underlying transactions from which such amounts arose are settled through continuing operations. At such time, the reclassification from accumulated other comprehensive income will be recognized as either a tax benefit or expense. Notwithstanding the foregoing, in January 2018, the Financial Accounting Standards Board issued a proposed Accounting Standards Update that would require that the tax effects stranded in accumulated other comprehensive income be reclassified to retained earnings rather than income tax benefit or expense.
The effective tax rate for 2017 was also impacted by the correction of an over-accrual of taxes that resulted from incorrectly classifying certain tax-exempt loans as taxable for federal income tax purposes since 2013. As a result, we recognized tax benefits totaling $2.9 million related to the 2013 through 2016 tax years.
Excluding the effects of the change in the U.S. federal statutory income tax rate and the correction of the over-accrual, our effective tax rate would have been 12.5% during 2017. This increase in income tax expense and the effective tax rate during 2017 compared to 2016 was primarily related to an increase in total income with a higher proportion of taxable income relative to tax-exempt income, partly offset by an increase in tax benefits associated with stock-based compensation. During 2016, we adopted a new accounting standard that requires the income tax effects associated with stock-based compensation to be recognized as a component of income tax expense. We recognized net tax benefits related to stock-based compensation totaling $9.1 million in 2017 and $5.1 million in 2016. The decrease in the effective tax rate during 2016 compared to 2015 was partly related to an increase in the relative proportion of tax-exempt income from higher volumes of tax-exempt municipal securities. The decrease was also partly related to the aforementioned adoption of a new accounting standard which impacted how the income tax effects associated with stock-based compensation are recognized.
Tax Cuts and Jobs Act. The Tax Cuts and Jobs Act was enacted on December 22, 2017. Among other things, the new law (i) establishes a new, flat corporate federal statutory income tax rate of 21%, (ii) eliminates the corporate alternative minimum tax and allows the use of any such carryforwards to offset regular tax liability for any taxable year, (iii) limits the deduction for net interest expense incurred by U.S. corporations, (iv)  allows businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets, (v) eliminates or reduces certain deductions related to meals and entertainment expenses, (vi) modifies the limitation on excessive employee remuneration to eliminate the exception for performance-based compensation and clarifies the definition of a covered employee and (vii) limits the deductibility of deposit insurance premiums. The Tax Cuts and Jobs Act also significantly changes U.S. tax law related to foreign operations, however, such changes do not currently impact us. Based upon our current 2018 projections, we expect that our effective tax rate for 2018 will be approximately 600 basis points lower under the new tax law than would have been the case prior to enactment; however, there can be no assurance as to the actual amount of any reduction because it will be dependent upon the nature and amount of future income and expenses as well as transactions with discrete tax effects.
Sources and Uses of Funds
The following table illustrates, during the years presented, the mix of our funding sources and the assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $30.5 billion in 2017 compared to $28.8 billion in 2016 and $28.1 billion in 2015.

	2017	2016	2015
Sources of Funds:
Deposits:
Non-interest-bearing	35.5%	34.8%	36.3%
Interest-bearing	49.6	50.2	49.4
Federal funds purchased and repurchase agreements	3.2	2.7	2.3
Long-term debt and other borrowings	0.8	0.8	0.8
Other non-interest-bearing liabilities	0.5	0.9	0.9
Equity capital	10.4	10.6	10.3
Total	100.0%	100.0%	100.0%
Uses of Funds:
Loans	40.9%	40.1%	40.2%
Securities	40.2	41.8	41.4
Federal funds sold, resell agreements and interest-bearing deposits	12.0	10.8	10.9
Other non-interest-earning assets	6.9	7.3	7.5
Total	100.0%	100.0%	100.0%

Deposits continue to be our primary source of funding. Average deposits increased $1.4 billion, or 5.7%, in 2017 compared to 2016 and increased $471.1 million, or 2.0% in 2016 compared to 2015. Non-interest-bearing deposits remain a significant source of funding, which has been a key factor in maintaining our relatively low cost of funds. Average non-interest-bearing deposits totaled 41.8% of total average deposits in 2017 compared to 40.9% in 2016, and 42.3% in 2015. The Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. To date, we have not experienced any significant additional interest costs as a result of the repeal. However, in light of the aforementioned increases in market interest rates, in late July 2017, we increased the interest rates we pay on most of our interest-bearing deposit products. This may lead to a decrease in the relative proportion of non-interest-bearing deposits to total deposits.
We primarily invest funds in loans and securities. Average loans increased $905.3 million, or 7.8%, in 2017 compared to 2016 and increased $287.4 million, or 2.6% in 2016 compared to 2015. Average securities increased $188.5 million, or 1.6%, in 2017 compared to 2016 and increased $442.7 million, or 3.8%, in 2016 compared to 2015. Average federal funds sold, resell agreements and interest-bearing deposits increased $548.3 million, or 17.7%, in 2017 compared to 2016 and increased $32.3 million, or 1.1%, in 2016 compared to 2015.
Loans
Year-end loans, including leases net of unearned discounts, consisted of the following:

	2017	Percentage of Total	2016	2015	2014	2013
Commercial and industrial	$4,792,388	36.4%	$4,344,000	$4,120,522	$4,055,225	$3,766,635
Energy:
Production	1,182,326	9.0	971,767	1,249,678	1,160,404	616,893
Service	171,795	1.3	221,213	272,934	319,618	236,766
Other	144,972	1.1	193,081	235,583	293,923	261,750
Total energy	1,499,093	11.4	1,386,061	1,758,195	1,773,945	1,115,409
Commercial real estate:
Commercial mortgages	3,887,742	29.6	3,481,157	3,285,041	2,999,082	2,800,760
Construction	1,066,696	8.1	1,043,261	720,695	624,888	426,639
Land	331,986	2.5	311,030	286,991	291,907	239,937
Total commercial real estate	5,286,424	40.2	4,835,448	4,292,727	3,915,877	3,467,336
Consumer real estate:
Home equity loans	355,342	2.7	345,130	340,528	342,725	329,853
Home equity lines of credit	291,950	2.2	264,862	233,525	220,128	195,132
Other	376,002	2.9	326,793	306,696	286,198	283,219
Total consumer real estate	1,023,294	7.8	936,785	880,749	849,051	808,204
Total real estate	6,309,718	48.0	5,772,233	5,173,476	4,764,928	4,275,540
Consumer and other	544,466	4.2	473,098	434,338	393,437	358,116
Total loans	$13,145,665	100.0%	$11,975,392	$11,486,531	$10,987,535	$9,515,700
Overview. Year-end total loans increased $1.2 billion, or 9.8%, during 2017 compared to 2016, increased $488.9 million, or 4.3% during 2016 compared to 2015, increased $499.0 million, or 4.5% during 2015 compared to 2014 and increased $1.5 billion, or 15.5% during 2014 compared to 2013. We acquired $670.6 million of loans in connection with the acquisition of WNB during the second quarter of 2014.
The majority of our loan portfolio is comprised of commercial and industrial loans, energy loans and real estate loans. Commercial and industrial loans made up 36.4% and 36.3% of total loans at December 31, 2017 and 2016 while energy loans made up 11.4% and 11.6% of total loans at December 31, 2017 and 2016 and real estate loans made up 48.0% and 48.2% of total loans at December 31, 2017 and 2016. Energy loans include commercial and industrial loans, leases and real estate loans to borrowers in the energy industry. Real estate loans include both commercial and consumer balances.

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
Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing our commercial real estate portfolio are diverse in terms of type and geographic location within Texas. This diversity helps reduce our exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, we avoid financing single-purpose projects unless other underwriting factors are present to help mitigate risk. We also utilize third-party experts to provide insight and guidance about economic conditions and trends affecting market areas we serve. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2017, approximately 51.2% of the outstanding principal balance of our commercial real estate loans were secured by owner-occupied properties.
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
Commercial and Industrial. Commercial and industrial loans increased $448.4 million, or 10.3%, during 2017 compared to 2016 and increased $223.5 million, or 5.4%, in 2016 compared to 2015. Our commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with our loan policy guidelines. The commercial and industrial loan portfolio also includes the commercial lease and purchased shared national credits.
Energy. Energy loans include loans to entities and individuals that are engaged in various energy-related activities including (i) the development and production of oil or natural gas, (ii) providing oil and gas field servicing, (iii) providing energy-related transportation services (iv) providing equipment to support oil and gas drilling (v) refining petrochemicals, or (vi) trading oil, gas and related commodities. Energy loans increased $113.0 million, or 8.2%, during 2017 compared to 2016 and decreased $372.1 million, or 21.2%, in 2016 compared to 2015. We acquired approximately $319.1 million of energy loans in connection with the acquisition of WNB during 2014, which contributed to the higher concentration of such loans. The average loan size, the significance of the portfolio and the specialized nature of the energy industry requires a highly prescriptive underwriting policy. Exceptions to this policy are rarely granted. Due to the large borrowing requirements of this customer base, the energy loan portfolio includes participations and purchased shared national credits.
Industry Concentrations. As of December 31, 2017 and 2016, other than energy loans, there were no concentrations of loans within any single industry in excess of 10% of total loans, as segregated by Standard Industrial Classification code (“SIC code”). The SIC code system is a federally designed standard industrial numbering system used by us to categorize loans by the borrower’s type of business. The following table summarizes the industry concentrations of our loan portfolio, as segregated by SIC code. Industry concentrations, stated as a percentage of year-end total loans as of December 31, 2017 and 2016, are presented below:

	2017	2016
Industry concentrations:
Energy	11.4%	11.6%
Public finance	6.1	5.1
Medical services	3.6	4.6
General and specific trade contractors	3.6	3.6
Building materials and contractors	3.2	3.1
Manufacturing, other	3.1	3.7
Automobile dealers	3.0	3.1
Religion	2.6	2.5
Services	2.5	2.6
Financial services, consumer credit	2.2	1.5
Investor	1.7	2.2
Transportation	1.7	2.0
All other	55.3	54.4
Total loans	100.0%	100.0%
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

The following table provides additional information on our large credit relationships outstanding at year-end.

	2017			2016
	Number of Relationships	Period-End Balances		Number of Relationships	Period-End Balances
		Committed	Outstanding		Committed	Outstanding
Committed amount:
$20.0 million and greater	224	$9,765,770	$5,446,315	208	$8,491,785	$4,658,742
$10.0 million to $19.9 million	162	2,250,279	1,319,667	174	2,373,209	1,482,969
The average commitment per large credit relationship in excess of $20.0 million totaled $43.6 million at December 31, 2017 and $40.8 million at December 31, 2016. The average outstanding balance per large credit relationship with a commitment in excess of $20.0 million totaled $24.3 million at December 31, 2017 and $22.4 million at December 31, 2016. The average commitment per large credit relationship between $10.0 million and $19.9 million totaled $13.9 million at December 31, 2017 and $13.6 million at December 31, 2016. The average outstanding balance per large credit relationship with a commitment between $10 million and $19.9 million totaled $8.1 million at December 31, 2017 and $8.5 million at December 31, 2016.
Purchased Shared National Credits (“SNCs”). Purchased SNCs are participations purchased from upstream financial organizations and tend to be larger in size than our originated portfolio. Our purchased SNC portfolio totaled $835.0 million at December 31, 2017 increasing $62.8 million, or 8.1%, from $772.2 million at December 31, 2016. At December 31, 2017, 55.8% of outstanding purchased SNCs were related to the energy industry and 14.0% of outstanding purchased SNCs were related to the construction industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the energy and commercial and industrial portfolios, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of our customers. As a matter of policy, we generally only participate in SNCs for companies headquartered in or which have significant operations within our market areas. In addition, we must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes. The following table provides additional information about certain credits within our purchased SNCs portfolio as of year-end.

	2017			2016
	Number of Relationships	Period-End Balances		Number of Relationships	Period-End Balances
		Committed	Outstanding		Committed	Outstanding
Purchased shared national credits:
$20.0 million and greater	41	$1,502,958	$585,509	41	$1,456,331	$522,137
$10.0 million to $19.9 million	27	389,243	222,661	28	416,422	233,633
Real Estate Loans. Real estate loans increased $537.5 million, or 9.3%, during 2017 compared to 2016 and increased $598.8 million, or 11.6%, in 2016 compared to 2015. Real estate loans include both commercial and consumer balances. Commercial real estate loans totaled $5.3 billion, or 83.8% of total real estate loans, at December 31, 2017 and $4.8 billion, or 83.8% of total real estate loans, at December 31, 2016. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. Our primary focus for the commercial real estate portfolio has been growth in loans secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan.

The following tables summarize our commercial real estate loan portfolio, including commercial real estate loans reported as a component of our energy loan portfolio segment, as segregated by (i) the type of property securing the credit and (ii) the geographic region in which the loans were originated. Property type concentrations are stated as a percentage of year-end total commercial real estate loans as of December 31, 2017 and 2016:

	2017	2016
Property type:
Office building	19.8%	18.2%
Office/warehouse	16.6	16.5
Retail	8.2	7.4
Multifamily	6.7	7.9
Non-farm/non-residential	6.5	7.4
1-4 Family	5.4	5.5
Strip centers	5.1	4.7
Religious	4.8	5.0
Medical offices and services	4.7	5.8
All other	22.2	21.6
Total commercial real estate loans	100.0%	100.0%

	2017	2016
Geographic region:
San Antonio	26.6%	25.3%
Houston	22.3	23.1
Fort Worth	17.3	18.1
Dallas	14.0	14.6
Austin	10.1	9.3
Rio Grande Valley	4.7	4.1
Permian Basin	3.0	3.2
Corpus Christi	2.0	2.3
Total commercial real estate loans	100.0%	100.0%
Consumer Loans. The consumer loan portfolio at December 31, 2017 increased $157.9 million, or 11.2%, from December 31, 2016. As the following table illustrates, the consumer loan portfolio has two distinct segments, including consumer real estate and consumer and other.

	2017	2016
Consumer real estate:
Home equity loans	$355,342	$345,130
Home equity lines of credit	291,950	264,862
Other	376,002	326,793
Total consumer real estate	1,023,294	936,785
Consumer and other	544,466	473,098
Total consumer loans	$1,567,760	$1,409,883
Consumer real estate loans at December 31, 2017 increased $86.5 million, or 9.2%, from December 31, 2016. Combined, home equity loans and lines of credit made up 63.3% and 65.1% of the consumer real estate loan total at December 31, 2017 and 2016, respectively. We offer home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans. In general, we do not originate 1-4 family mortgage loans; however, from time to time, we may invest in such loans to meet the needs of our customers. Under the Tax Cuts and Jobs Act enacted on December 22, 2017, interest on home equity loans and lines of credit is no longer deductible. This change could adversely impact the level of originations and outstanding volumes of home equity loans and lines of credit in the future. The consumer and other loan portfolio at December 31, 2017 increased $71.4 million, or 15.1%, from December 31, 2016. This portfolio primarily consists of automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents, and other similar types of credit facilities.
Foreign Loans. We make U.S. dollar-denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at December 31, 2017 or 2016.
Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table presents the maturity distribution of our commercial and industrial loans, energy loans, real estate construction loans and commercial real estate loans, excluding leases, at December 31, 2017. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate or LIBOR.

	Due in One Year or Less	After One, but Within Five Years	After Five Years	Total
Commercial and industrial	$1,845,717	$1,913,606	$728,834	$4,488,157
Energy	1,007,125	433,897	42,788	1,483,810
Real estate construction	633,156	1,946,593	1,639,979	4,219,728
Commercial real estate	356,218	487,966	222,512	1,066,696
Total	$3,842,216	$4,782,062	$2,634,113	$11,258,391

Loans with fixed interest rates	$1,144,414	$1,477,032	$1,261,985	$3,883,431
Loans with floating interest rates	2,697,802	3,305,030	1,372,128	7,374,960
Total	$3,842,216	$4,782,062	$2,634,113	$11,258,391
We generally structure commercial loans with shorter-term maturities in order to match our funding sources and to enable us to effectively manage the loan portfolio by providing the flexibility to respond to liquidity needs, changes in interest rates and changes in underwriting standards and loan structures, among other things. Due to the shorter-term nature of such loans, from time to time and in the ordinary course of business, we will renew/extend maturing lines of credit or refinance existing loans at their maturity dates. Some loans may renew multiple times in a given year as a result of general customer practice and need. These renewals, extensions and refinancings are made in the ordinary course of business for customers that meet our normal level of credit standards. Such borrowers typically request renewals to support their on-going working capital needs to finance their operations. Such borrowers are not experiencing financial difficulties and generally could obtain similar financing from another financial institution. In connection with each renewal, extension or refinancing, we may require a principal reduction, adjust the rate of interest and/or modify the structure and other terms to reflect the current market pricing/structuring for such loans or to maintain competitiveness with other financial institutions. In such cases, we do not generally grant concessions, and, except for those reported in Note 3 - Loans, any such renewals, extensions or refinancings that occurred during the reported periods were not deemed to be troubled debt restructurings pursuant to applicable accounting guidance. Loans exceeding $1.0 million undergo a complete underwriting process at each renewal.

Non-Performing Assets and Potential Problem Loans
Non-Performing Assets. Year-end non-performing assets and accruing past due loans were as follows:

	2017	2016	2015	2014	2013
Non-accrual loans:
Commercial and industrial	$46,186	$31,475	$25,111	$34,108	$26,143
Energy	94,302	57,571	21,180	636	590
Commercial real estate	7,589	8,550	35,088	22,431	27,035
Consumer real estate	2,109	2,130	1,862	2,212	2,207
Consumer and other	128	425	226	538	745
Total non-accrual loans	150,314	100,151	83,467	59,925	56,720
Restructured loans	4,862	—	—	—	1,137
Foreclosed assets:
Real estate	2,116	2,440	2,255	5,251	11,916
Other	—	—	—	—	—
Total foreclosed assets	2,116	2,440	2,255	5,251	11,916
Total non-performing assets	$157,292	$102,591	$85,722	$65,176	$69,773
Ratio of non-performing assets to:
Total loans and foreclosed assets	1.20%	0.86%	0.75%	0.59%	0.73%
Total assets	0.50	0.34	0.30	0.23	0.29
Accruing past due loans:
30 to 89 days past due	$93,428	$55,456	$59,480	$42,881	$31,297
90 or more days past due	14,432	24,864	8,108	20,941	7,635
Total accruing past due loans	$107,860	$80,320	$67,588	$63,822	$38,932
Ratio of accruing past due loans to total loans:
30 to 89 days past due	0.71%	0.46%	0.52%	0.39%	0.33%
90 or more days past due	0.11	0.21	0.07	0.19	0.08
Total accruing past due loans	0.82%	0.67%	0.59%	0.58%	0.41%
Non-performing assets include non-accrual loans, restructured loans and foreclosed assets. Non-performing assets at December 31, 2017 increased $54.7 million compared to December 31, 2016 while non-performing assets at December 31, 2016 increased $16.9 million compared to December 31, 2015.
Non-accrual commercial and industrial loans included two credit relationships in excess of $5 million totaling $34.2 million at December 31, 2017. One of these credit relationships was placed on non-accrual status during the third quarter of 2017 and was previously classified as “substandard - accrual” (risk grade 11) at June 30, 2017. The other credit relationship was placed on non-accrual status during the fourth quarter of 2017 and was previously classified as “special mention” (risk grade 10) at September 30, 2017. Neither of these credit relationships were reported as a potential problem prior to being place on non-accrual status. Non-accrual commercial and industrial loans included one credit relationship in excess of $5 million totaling $9.8 million at December 31, 2016. Of this amount, we charged-off $7.7 million during 2017. The outstanding balance of this credit relationship totaled $1.9 million at December 31, 2017 and is included in non-accrual commercial and industrial loans in the table above. Non-accrual commercial and industrial loans included one credit relationship in excess of $5 million totaling $15.0 million at December 31, 2015, one such credit relationship totaling $15.5 million at December 31, 2014 and one such credit relationship totaling $6.3 million at December 31, 2013.
Non-accrual energy loans included four credit relationships in excess of $5 million totaling $83.5million at December 31, 2017. Of this amount, $27.9 million related to two credit relationships that were previously reported as non-accrual at December 31, 2016 and $55.6 million related to two credit relationships that were placed on non-accrual status during the third quarter of 2017, one of which was a $43.1 million credit relationship that was previously reported as a potential problem loan at June 30, 2017. Non-accrual energy loans included four credit relationships in excess of $5 million totaling $52.1 million at December 31, 2016. Of this amount, we charged-off a total of $10.0 million related to two credit relationships during the first and second quarters of 2017. The outstanding balance of these two credit relationships was $20.5 million at December 31, 2016. Subsequent to the charge-off, the remaining balance of one of these credit relationships was paid-off. The outstanding balance of the other credit relationship totaled $4.9 million at

December 31, 2017 and is included in non-accrual energy loans in the table above. Non-accrual energy loans included one credit relationship in excess of $5 million totaling $12.5 million at December 31, 2015. We did not have any significant energy loans on non-accrual status during the reported periods prior to 2015. The increasing trend in non-accrual energy loans since 2015 is related to disruption within the energy industry resulting from oil price volatility in recent years, as more fully discussed in the section captioned “Allowance for Loan Losses” below.
Non-accrual real estate loans primarily consist of land development, 1-4 family residential construction credit relationships and loans secured by office buildings and religious facilities. There were no non-accrual commercial real estate loan credit relationships in excess of $5 million at December 31, 2017 or December 31, 2016 while there was one such credit relationship totaling $22.6 million at December 31, 2015, one such credit relationship totaling $5.6 million at December 31, 2014 and one such credit relationship totaling $7.3 million at December 31, 2013. One credit relationship totaling $5.6 million at December 31, 2014 and $7.9 million at December 31, 2013 was included in both non-accrual commercial and industrial loans ($2.7 million at December 31, 2014 and $4.7 million at December 31, 2013) and non-accrual commercial real estate loans ($2.9 million at December 31, 2014 and $3.2 million at December 31, 2013).
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
Foreclosed assets represent property acquired as the result of borrower defaults on loans. Foreclosed assets are recorded at estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for loan losses. Regulatory guidelines require us to reevaluate the fair value of foreclosed assets on at least an annual basis. Our policy is to comply with the regulatory guidelines. Write-downs are provided for subsequent declines in value and are included in other non-interest expense along with other expenses related to maintaining the properties. Write-downs of foreclosed assets totaled $16 thousand, $217 thousand and $36 thousand during 2017, 2016 and 2015 respectively. There were no significant concentrations of any properties, to which the aforementioned write-downs relate, in any single geographic region.
Accruing past due loans at December 31, 2017 increased $27.5 million compared to December 31, 2016. The increase was primarily due to increases in past due energy and commercial real estate loans (up $14.4 million and $11.2 million, respectively). Accruing past due loans at December 31, 2016 increased $12.7 million compared to December 31, 2015. The increase was primarily due to an increase in past due commercial and industrial loans (up $28.3 million), past due construction loans (up $4.3 million) and past due consumer loans (up $3.3 million) partly offset by a decrease in past due energy loans (down $23.9 million).
Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At December 31, 2017 and 2016, we had $61.4 million and $62.7 million in loans of this type which are not included in any one of the non-accrual, restructured or 90 days past due loan categories. At December 31, 2017, potential problem loans consisted of seven credit relationships. Of the total outstanding balance at December 31, 2017, was 37.7% related to the energy industry, 35.2 % was related to the manufacturing industry and 14.3% was related to the restaurant industry. Weakness in these organizations’ operating performance, financial condition and borrowing base deficits for certain energy credits, among other factors, have caused us to heighten the attention given to these credits. As such, all of the loans identified as potential problem loans at December 31, 2017 were graded as “substandard - accrual” (risk grade 11). Potential problem loans impact the allocation of our allowance for loan losses as a result of our risk grade based allocation methodology. See Note 3 - Loans in the accompanying consolidated financial statements for details regarding our allowance allocation methodology.

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

	2017		2016		2015		2014		2013
	Allowance for Loan Losses	Percentage of Loans in each Category to Total Loans	Allowance for Loan Losses	Percentage of Loans in each Category to Total Loans	Allowance for Loan Losses	Percentage of Loans in each Category to Total Loans	Allowance for Loan Losses	Percentage of Loans in each Category to Total Loans	Allowance for Loan Losses	Percentage of Loans in each Category to Total Loans
Commercial and industrial	$59,614	36.4%	$52,915	36.3%	$42,993	35.9%	$44,273	36.9%	$46,700	39.6%
Energy	51,528	11.4	60,653	11.6	54,696	15.3	14,919	16.1	6,090	11.7
Commercial real estate	30,948	40.2	30,213	40.4	24,313	37.4	27,163	35.7	22,590	36.4
Consumer real estate	5,657	7.8	4,238	7.8	4,659	7.6	5,178	7.7	5,230	8.5
Consumer and other	7,617	4.2	5,026	3.9	9,198	3.8	8,009	3.6	5,010	3.8
Unallocated	—	—	—	—	—	—	—	—	6,818	—
Total	$155,364	100.0%	$153,045	100.0%	$135,859	100.0%	$99,542	100.0%	$92,438	100.0%
Allocation of the Allowance for Loan Losses at December 31, 2017 vs. December 31, 2016
The reserve allocated to commercial and industrial loans at December 31, 2017 increased $6.7 million compared to December 31, 2016. The increase was due to increases in macroeconomic valuation allowances, general valuation allowances and specific valuation allowances partly offset by a decrease in historical valuation allowances. Macroeconomic valuation allowances for commercial and industrial loans increased $9.0 million from $7.5 million at December 31, 2016 to $16.5 million at December 31, 2017. The increase was primarily related to an increase in the general macroeconomic allocation (up $9.6 million) partly offset by a decrease in the environmental risk adjustment (down $916 thousand). The general macroeconomic risk allocation at December 31, 2017 was impacted by the increasing trends in classified commercial and industrial loans, as well as the weighted-average risk grade and charge-offs related to commercial and industrial loans. General valuation allowances for commercial and industrial loans increased $2.4 million from $6.7 million at December 31, 2016 to $9.1 million at December 31, 2017. The increase was primarily related to increases in the allocations for highly leveraged credit relationships (up $2.8 million), large credit relationships (up $582 thousand) and loans not reviewed by concurrence (up $356 thousand) combined with a decrease in the adjustment for recoveries (down $485 thousand). These items were partly offset by a decrease in the allocation for excessive industry concentrations (down $2.0 million). The increase in the allocation for highly leveraged transactions was partly related to a change in the criteria for determining whether a loan is considered to be highly leveraged. Specific valuation allowances increased $2.1 million from $5.4 million at December 31, 2016 to $7.6 million at December 31, 2017. Of the total specific valuations allowances at December 31, 2017, $5.9 million related to one credit relationship totaling $12.9 million. Charge-offs in 2017 included $5.7 million related to six credit relationships that, as of December 31, 2016, had associated specific valuation allowances totaling $4.4 million. Charge-offs in 2017 also included $10.4 million related to two credit relationships for which we had no specific allocation as of December 31, 2016, or at the time of charge-off. Historical valuation allowances decreased $6.9 million from $33.3 million at December 31, 2016 to $26.4 million at December 31, 2017. The decrease was primarily related to decreases in the historical loss allocation factors for non-classified loans graded as “watch” (risk grade 9) and “special mention” (risk grade 10) and classified commercial and industrial loans partly offset by increases in the volume of certain categories of both non-classified and classified loans. Classified loans consist of loans having a risk grade of 11, 12 or 13. Classified commercial and industrial loans totaled $144.0 million at December 31, 2017 compared to $131.9 million at December 31, 2016. The weighted-average risk grade of commercial and industrial loans was 6.41 at December 31, 2017 compared to 6.35 at December 31, 2016. Commercial and industrial loan net charge-offs totaled $17.5 million during 2017 compared to $12.3 million during 2016.
The reserve allocated to energy loans at December 31, 2017 decreased $9.1 million compared to December 31, 2016. As a result, reserves allocated to energy loans as a percentage of total energy loans totaled 3.44% at December 31, 2017 compared to 4.38% at December 31, 2016. This decrease was primarily related to decreases in historical valuation allowances and macroeconomic valuation allowances partly offset by increases in specific valuation allowances and general valuation allowances. Historical valuation allowances decreased $12.6 million from $34.6 million at December 31, 2016 to $22.1 million at December 31, 2017. The decrease was primarily related to decreases in the volume of classified energy loans and higher risk categories of non-classified energy loans partly offset by increases in the historical loss allocation factors for both non-classified and classified energy loans. Classified energy loans totaled $185.2 million at December 31, 2017 compared to $302.0 million at December 31, 2016, decreasing $116.8 million. Non-classified energy loans graded as “watch” and “special mention” (risk grades 9 and 10) totaled $114.7 million at December 31, 2017 compared to $229.4 million at December 31, 2016, decreasing $114.7 million while "pass" grade energy loans increased $344.5 million from $854.7 million at December 31, 2016 to $1.2 billion at December 31, 2017. As a result of these changes, the weighted-average risk grade of energy loans decreased to 6.97 at December 31, 2017 compared to 7.95 at December 31, 2016. Macroeconomic valuation allowances related to energy loans decreased $10.3 million from $18.5 million at December 31, 2016 to $8.2 million at December 31, 2017, in part due to improving trends in the weighted-average risk grade of the energy loan portfolio and decreased oil price volatility. The price per barrel of crude oil was approximately $54 at December 31, 2016 and $60 at December 31, 2017. Specific valuation allowances for energy loans increased $9.5 million from $3.8 million at December 31, 2016 to $13.3 million at December 31, 2017. Specific valuation allowances at December 31, 2017 were related to two credit relationships totaling $61.2 million while specific valuation allowances at December 31, 2016 were related to three credit relationships totaling $29.8 million. Energy loan net charge-offs totaled $10.0 million during 2017 compared to net charge-offs of $18.6 million during 2016. The charge-offs in 2017 included $10.0 million related to two credit relationships that, as of December 31, 2016, had associated specific valuation allowances totaling $3.4 million. The charge-offs in 2016 were primarily related to three large credit relationships for which, at the time we recognized the charged-offs, we had associated specific valuation allowances totaling $27.5 million. General valuation allowances increased $4.2 million during 2017 compared to 2016 primarily due to an increase in the allocation for highly leveraged transactions (up $3.3 million) and excessive industry concentrations (up $1.0 million) partly offset by an increase in the adjustment for recoveries (up $530 thousand). The increase in the allocation for highly leveraged transactions was partly related to a change in the criteria for determining whether a loan is considered to be highly leveraged.
The reserve allocated to commercial real estate loans at December 31, 2017 increased $735 thousand compared to December 31, 2016. The increase was primarily related to an increase in historical valuation allowances partly offset by decreases in general valuation allowances and macroeconomic valuation allowances. Historical valuation allowances increased $2.0 million primarily due to an increase in the volume of non-classified commercial real estate loans. Non-classified commercial real estate loans increased $451.5 million from December 31, 2016 to December 31, 2017 primarily due to an increase in commercial real estate loans graded as “pass.” Classified commercial real estate loans decreased $478 thousand from $76.3 million at December 31, 2016 to $75.8 million at December 31, 2017. The weighted-average risk grade of commercial real estate loans was 7.05 at December 31, 2017 compared to 6.96 at December 31, 2016. Macroeconomic valuation allowances decreased $381 thousand from $8.2 million at December 31,

2016 to $7.9 million at December 31, 2017. The decrease was primarily related to decreases in the general macroeconomic allocation (down $814 thousand) and the distressed industries allocation (down $156 thousand) partly offset by an increase in the environmental risk adjustment (up $589 thousand).
The reserve allocated to consumer real estate loans at December 31, 2017 increased $1.4 million compared to December 31, 2016. This increase was mostly due to a $627 thousand increase in general valuation allowances, which was primarily related to an increase in allowances allocated for loans not reviewed by concurrence and a decrease in the reduction for recoveries, and a $544 thousand increase in macroeconomic valuation allowances.
The reserve allocated to consumer and other loans at December 31, 2017 increased $2.6 million compared to December 31, 2016. The increase was primarily related to increases in macroeconomic valuation allowances (up $1.5 million) and historical valuation allowances (up $1.0 million). The increase in macroeconomic valuation allowances was related to a $1.4 million increase in the general macroeconomic allocation, which was primarily related to growth in unsecured personal lines of credit. The increase in historical valuation allowances was primarily due to an increase in the volume of non-classified consumer and other loans.
Allocation of the Allowance for Loan Losses at December 31, 2016 vs. December 31, 2015
The reserve allocated to commercial and industrial loans at December 31, 2016 increased $9.9 million compared to December 31, 2015. The increase was due to an increase in historical and specific valuation allowances partly offset by decreases in general valuation allowances and macroeconomic valuation allowances. Historical valuation allowances increased $7.8 million from $25.4 million at December 31, 2015 to $33.3 million at December 31, 2016. The increase was primarily related to increases in the volume of classified loans graded as "substandard - accrual" (risk grade 11) and non-classified loans graded as “watch” (risk grade 9) and “special mention” (risk grade 10) combined with an increase in the historical loss allocation factor applied to non-classified commercial and industrial loans graded as “watch.” Classified commercial and industrial loans totaled $131.9 million at December 31, 2016 compared to $74.6 million at December 31, 2015. The weighted-average risk grade of commercial and industrial loans was 6.35 at December 31, 2016 compared to 6.13 at December 31, 2015. Commercial and industrial loan net charge-offs totaled $12.3 million during 2016 compared to $6.5 million during 2015. Specific valuation allowances increased $3.1 million from $2.4 million at December 31, 2015 to $5.4 million at December 31, 2016. General valuation allowances for commercial and industrial loans decreased $631 thousand from $7.3 million at December 31, 2015 to $6.7 million at December 31, 2016. The decrease was primarily related to an increase in the adjustment for recoveries (up $343 thousand) and decreases in allocations for loans not reviewed by concurrence (down $310 thousand), policy exceptions (down $220 thousand), highly leveraged credit relationships (down $213 thousand) and large credit relationships (down $168 thousand) partly offset by an increase in allocations for excessive industry concentrations (up $623 thousand). The increase in allocations for excessive industry concentration was due to increased risk concentrations related to credits within the nursing/assisted living, chemicals and financial services industries offset by decreased risk concentrations within the food manufacturing and contractors industries and within our shared national credits. Macroeconomic valuation allowances for commercial and industrial loans decreased $328 thousand from $7.8 million at December 31, 2015 to $7.5 million at December 31, 2016. The decrease was primarily related to a decrease in the distressed industries allocation (down $1.2 million) partly offset by an increase in the environmental risk adjustment (up $856 thousand). The decrease in the distressed industries allocation was primarily related to improvements in the weighted-average risk grades of certain segments of the contractors industry relative to the weighted-average risk grade for all pass-grade loans within the overall loan portfolio segment. The increase in the environmental risk adjustment was primarily related to the aforementioned increase in the base historical valuation allowances to which the environmental risk adjustment factor is applied.
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

Activity in the allowance for loan losses is presented in the following table.

	2017	2016	2015	2014	2013
Balance of allowance for loan losses at beginning of year	$153,045	$135,859	$99,542	$92,438	$104,453
Provision for loan losses	35,460	51,673	51,845	16,314	20,582
Charge-offs:
Commercial and industrial	(20,619)	(15,910)	(11,092)	(12,073)	(32,008)
Energy	(10,595)	(18,644)	(6,000)	(1,747)	(924)
Commercial real estate	(86)	(82)	(657)	(3,800)	(1,329)
Consumer real estate	(925)	(814)	(577)	(1,097)	(1,047)
Consumer and other	(15,579)	(12,878)	(11,246)	(9,768)	(9,489)
Total charge-offs	(47,804)	(48,328)	(29,572)	(28,485)	(44,797)
Recoveries:
Commercial and industrial	3,166	3,651	4,557	9,162	3,577
Energy	586	56	3	510	11
Commercial real estate	832	918	989	1,800	1,204
Consumer real estate	419	557	486	364	328
Consumer and other	9,660	8,659	8,009	7,439	7,080
Total recoveries	14,663	13,841	14,044	19,275	12,200
Net charge-offs	(33,141)	(34,487)	(15,528)	(9,210)	(32,597)
Balance at end of year	$155,364	$153,045	$135,859	$99,542	$92,438
Net loan charge-offs to average loans	0.27%	0.30%	0.14%	0.09%	0.35%
Allowance for loan losses to year-end loans	1.18	1.28	1.18	0.91	0.97
Allowance for loan losses to year-end non-accrual loans	103.36	152.81	162.77	166.11	162.97
Average loans	$12,460,148	$11,554,823	$11,267,402	$10,299,025	$9,229,574
Year-end loans	13,145,665	11,975,392	11,486,531	10,987,535	9,515,700
Year-end non-accrual loans	150,314	100,151	83,467	59,925	56,720
The provision for loan losses decreased $16.2 million, or 31.4%, in 2017 compared to 2016. The level of the provision for loan losses in 2016 was reflective of a significant increase in the volume of classified energy loans, specific valuation allowances taken on certain classified energy loans and increases in the weighted-average risk grades of our energy, commercial and industrial and commercial real estate loan portfolios. Classified energy, commercial and industrial and commercial real estate loans totaled $405.0 million at December 31, 2017 compared to $510.1 million at December 31, 2016. Specific valuation allowances related to energy, commercial and industrial and commercial real estate loans totaled $20.8 million at December 31, 2017 compared to $9.2 million at December 31, 2016. The overall weighted-average risk grade of our energy, commercial and industrial and commercial real estate loan portfolios was 6.77 at December 31, 2017 compared to 6.84 at December 31, 2016. The level of the provision for loan losses during 2017 was mostly reflective of the level of net charge-offs during 2017, which totaled $33.1 million, approximately $25.9 million of which related to eight credit relationships. The level of the provision was also partly influenced by improvement in the Texas Leading Index. The Texas Leading Index totaled 128.7 at December 31, 2017 compared to 123.1 at December 31, 2016. A higher Texas Leading Index value implies more favorable economic conditions. The ratio of the allowance for loan losses to total loans was 1.18% at December 31, 2017 compared to 1.28% at December 31, 2016. Management believes the recorded amount of the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, our estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.
The provision for loan losses decreased $172.0 thousand, or 0.3%, in 2016 compared to 2015. The provision for loan losses in 2015 included a special $22.0 million provision to allocate additional reserves for the added inherent risk within our energy loan portfolio resulting from oil price volatility and the prevailing economic conditions in the energy industry. The level of the provision for loan losses during 2016 was mostly related to an increase in the volume of classified energy and commercial and industrial loans; deterioration in the Texas Leading Index; a significant increase in net charge-offs, particularly related to energy; higher levels of specific valuation allowances; and increases in the weighted-average risk grades of our energy, commercial and industrial and commercial real estate loan portfolios. Classified energy and commercial and industrial loans totaled $433.8 million at December 31, 2016 compared to $172.7 million at December 31, 2015. The Texas Leading Index totaled 121.9 at November 30, 2016 (most recent date available at the time) compared to 123.0 at December 31, 2015. Net charge-offs during 2016 totaled $34.5 million compared to $15.5 million during 2015, with the majority of this increase related to energy loans. Specific valuation allowances related to energy and commercial and industrial loans totaled $9.2 million at December 31, 2016 compared to $4.4 million at December 31, 2015. The overall weighted-average risk grades of our energy, commercial and industrial and commercial real estate loan portfolios was 6.84 at December 31, 2016 compared to 6.58 at December 31, 2015. The ratio of the allowance for loan losses to total loans was 1.28% at December 31, 2016 compared to 1.18% at December 31, 2015 while the ratio of the allowance for loan losses allocated to energy loans to total energy loans totaled 4.38% at December 31, 2016 compared to 3.11% at December 31, 2015.
The provision for loan losses increased $35.5 million, or 217.8%, in 2015 compared to 2014. The level of the provision for loan losses increased during 2015 primarily due to an increase in the weighted-average risk grade of our energy loan portfolio and the general macroeconomic uncertainty surrounding the continued oil price volatility and the ongoing downturn in the energy industry. The increase was also partly related to an increase in the level of net charge-offs and increases in the volumes of both non-classified and classified loans. The overall weighted-average risk grade of our energy loan portfolio was 6.89 at December 31, 2015 compared to 5.45 at December 31, 2014. The upward migration of risk grades within our energy loan portfolio resulted in higher historical valuation allowances and increases in the various categories of general valuation allowances that are based upon our loan risk-grade matrix, particularly those allocated for excessive industry concentrations. The continued oil price volatility resulted in further economic uncertainty as reflected in the downward movement of the Texas Leading Index which totaled 124.1 at November 30, 2015 (most recent date available at the time) and 129.3 at December 31, 2014. As a result of this economic uncertainty and the sensitivity stress test analysis described above, we recognized an additional $22.0 million provision for loan losses during the fourth quarter of 2015 to allocate additional reserves for the added inherent risk within our energy loan portfolio resulting from the continued oil price volatility and the ongoing downturn in the energy industry. The ratio of the allowance for loan losses to total loans was 1.18% at December 31, 2015 compared to 0.91% at December 31, 2014, while the ratio of the allowance for loan losses allocated to energy loans to total energy loans totaled 3.11% at December 31, 2015 compared to 0.84% at December 31, 2014.
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

Securities
Year-end securities were as follows:

	2017		2016		2015
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
Held to maturity:
U.S. Treasury	$—	—%	$249,889	2.0%	$249,441	2.1%
Residential mortgage-backed securities	3,610	—	4,511	0.1	6,456	0.1
States and political subdivisions	1,428,488	12.0	1,994,710	16.0	2,405,762	20.2
Other	—	—	1,350	—	1,350	—
Total	1,432,098	12.0	2,250,460	18.1	2,663,009	22.4
Available for sale:
U.S. Treasury	3,445,153	28.8	4,019,731	32.2	3,994,520	33.6
Residential mortgage-backed securities	665,086	5.6	785,167	6.3	1,041,432	8.8
States and political subdivisions	6,336,209	53.1	5,355,885	43.0	4,127,959	34.7
Other	42,561	0.3	42,494	0.3	42,447	0.4
Total	10,489,009	87.8	10,203,277	81.8	9,206,358	77.5
Trading:
U.S. Treasury	19,210	0.2	16,594	0.1	16,443	0.1
States and political subdivisions	1,888	—	109	—	136	—
Total	21,098	0.2	16,703	0.1	16,579	0.1
Total securities	$11,942,205	100.0%	$12,470,440	100.0%	$11,885,946	100.0%
The following tables summarize the maturity distribution schedule with corresponding weighted-average yields of securities held to maturity and securities available for sale as of December 31, 2017. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 35%. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as available for sale include stock in the Federal Reserve Bank and the Federal Home Loan Bank, which have no maturity date. These securities have been included in the total column only.

	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
Residential mortgage- backed securities	$—	—%	$878	2.59%	$—	—%	$2,732	2.64%	$3,610	2.63%
States and political subdivisions	264,587	7.44	159,765	5.04	386,711	3.92	617,425	4.40	1,428,488	4.90
Other	—	—	—	—	—	—	—	—	—	—
Total	$264,587	7.44	$160,643	5.02	$386,711	3.92	$620,157	4.39	$1,432,098	4.90
Available for sale:
U.S. Treasury	$—	—%	$3,152,672	1.69%	$292,481	2.66%	$—	—%	$3,445,153	1.77%
Residential mortgage- backed securities	3,865	4.41	147,571	1.80	81,034	3.46	432,616	3.59	665,086	3.18
States and political subdivisions	58,057	6.72	903,836	3.22	146,527	4.83	5,227,789	4.66	6,336,209	4.48
Other	—	—	—	—	—	—	—	—	42,561	—
Total	$61,922	6.58	$4,204,079	2.02	$520,042	3.40	$5,660,405	4.58	$10,489,009	3.49
As previously stated, weighted-average yields in the above table have been computed on a fully taxable-equivalent basis using a tax rate of 35%. Beginning January 1, 2018, taxable-equivalent-yields will be based upon a tax rate of 21%. See the section captioned “Income Taxes” elsewhere in this discussion for information regarding the Tax Cuts and Jobs Act enacted on December 22, 2017. Assuming a tax rate of 21%, the total weighted-average taxable-equivalent yields of the held to maturity and available for sale portfolios of securities issued by States and political subdivisions would be 4.03% and 3.69%, respectively.
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
All mortgage-backed securities included in the above tables were issued by U.S. government agencies and corporations. At December 31, 2017, approximately 98.2% of the securities in our municipal bond portfolio were issued by political subdivisions or agencies within the State of Texas, of which approximately 67.8% are either guaranteed by the Texas Permanent School Fund, which has a “triple-A” insurer financial strength rating, or secured by U.S. Treasury securities via defeasance of the debt by the issuers. At December 31, 2017, we held general obligation bonds issued by the State of Texas with an aggregate amortized cost of $1.0 billion and an aggregate fair value of $1.1 billion. Such amounts were in excess of 10% of our shareholders’ equity at December 31, 2017. At such date, all of these securities carried a “triple-A” rating. At December 31, 2017, there were no other holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of our shareholders’ equity.
The average taxable-equivalent yield on the securities portfolio was 3.99% in 2017 compared to 4.02% in 2016 and 3.97% in 2015. Tax-exempt municipal securities totaled 60.0% of average securities in 2017 compared to 56.4% in 2016 and 53.2% in 2015. The average yield on taxable securities was 1.92% in 2017 compared to 2.01% in 2016 and 2.11% in 2015, while the average taxable-equivalent yield on tax-exempt securities was 5.37% in 2017 compared to 5.57% in 2016 and 5.59% in 2015. See the section captioned “Net Interest Income” included elsewhere in this discussion. The overall growth in the securities portfolio since 2015 was primarily funded by deposit growth.
Deposits
The table below presents the daily average balances of deposits by type and weighted-average rates paid thereon during the years presented:

	2017		2016		2015
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Non-interest-bearing demand deposits:
Commercial and individual	$10,155,502		$9,215,962		$9,334,604
Correspondent banks	245,759		310,445		353,766
Public funds	418,165		507,912		491,440
Total	10,819,426		10,034,319		10,179,810
Interest-bearing deposits:
Private accounts:
Savings and interest checking	6,376,855	0.02%	5,745,385	0.02%	4,831,927	0.02%
Money market accounts	7,502,494	0.17	7,466,252	0.06	7,715,890	0.08
Time accounts of $100,000 or more	446,695	0.26	461,138	0.20	451,603	0.22
Time accounts under $100,000	329,245	0.18	349,964	0.12	422,765	0.12
Public funds	430,203	0.33	454,786	0.04	438,763	0.03
Total	15,085,492	0.11	14,477,525	0.05	13,860,948	0.07
Total deposits	$25,904,918	0.07	$24,511,844	0.03	$24,040,758	0.04
Average deposits increased $1.4 billion, or 5.7%, in 2017 compared to 2016 and increased $471.1 million, or 2.0%, in 2016 compared to 2015. The most significant volume growth during 2017 compared to 2016 was in non-interest bearing commercial and individual accounts and savings and interest checking accounts. This growth was partly offset by volume decreases in public fund accounts, both non-interest bearing and interest-bearing, and correspondent bank accounts. The most significant volume growth during 2016 compared to 2015 was in savings and interest checking accounts partly offset by volume decreases in money market accounts and non-interest bearing commercial and individual accounts. Deposit growth during the reported periods was driven by new customer relationships as well as increased balances from existing customers. The ratio of average interest-bearing deposits to total average deposits was 58.2% in 2017 compared to 59.1% in 2016 and 57.7% in 2015. The average cost of interest-bearing deposits and total deposits was 0.11% and 0.07% during 2017 compared to 0.05% and 0.03% during 2016 and 0.07% and 0.04% during 2015. The increase in the average cost of interest-bearing deposits in 2017 as compared to 2016 was related to the aforementioned increases in interest rates paid on most of our interest-bearing deposit products during the third quarter of 2017. The decrease in the average cost of interest-bearing deposits in 2016 as compared to 2015 was primarily the result of decreases in interest rates offered on certain deposit products due to decreases in average market interest rates and decreases in renewal interest rates on maturing certificates of deposit given the low interest rate environment in 2016. Additionally, the relative proportion of higher-cost time accounts to total average interest-bearing deposits decreased from 6.3% in 2015 to 5.6% in 2016 and 5.1% in 2017.
The following table presents the proportion of each component of average non-interest-bearing deposits to the total of such non-interest-bearing deposits during the years presented:

	2017	2016	2015
Commercial and individual	93.8%	91.8%	91.7%
Correspondent banks	2.3	3.1	3.5
Public funds	3.9	5.1	4.8
Total	100.0%	100.0%	100.0%
Average non-interest-bearing deposits increased $785.1 million, or 7.8%, in 2017 compared to 2016 while average non-interest-bearing deposits decreased $145.5 million, or 1.4% in 2016 compared to 2015. The increase in 2017 compared to 2016 was primarily due to a $939.5 million, or 10.2%, increase in average commercial and individual deposits. The decrease in 2016 compared to 2015 was primarily due to a $118.6 million, or 1.3%, decrease in average commercial and individual deposits.
The following table presents the proportion of each component of average interest-bearing deposits to the total of such interest-bearing deposits during the years presented:

	2017	2016	2015
Private accounts:
Savings and interest checking	42.3%	39.7%	34.9%
Money market accounts	49.7	51.6	55.6
Time accounts of $100,000 or more	2.9	3.2	3.3
Time accounts under $100,000	2.2	2.4	3.0
Public funds	2.9	3.1	3.2
Total	100.0%	100.0%	100.0%
Total average interest-bearing deposits increased $608.0 million, or 4.2%, in 2017 compared to 2016 and increased $616.6 million, or 4.4%, in 2016 compared to 2015. The relative proportion of money market accounts and time accounts to total average interest-bearing deposits decreased in favor of savings and interest checking accounts.
From time to time, we have obtained interest-bearing deposits through brokered transactions including participation in the Certificate of Deposit Account Registry Service (“CDARS”) and the Promontory Interfinancial Network Insured Cash Sweep Service (“Promontory Cash Sweep deposits”). The Promontory Cash Sweep deposits were initially acquired in connection with our acquisition of WNB in 2014. We had no brokered deposits of any kind during 2017. Average CDARS deposits totaled $293 thousand in 2016 and $10.2 million in 2015, while average Promontory Cash Sweep deposits totaled $857 thousand in 2016 and $55.8 million in 2015.

Geographic Concentrations. The following table summarizes our average total deposit portfolio, as segregated by the geographic region from which the deposit accounts were originated. Certain accounts, such as correspondent bank deposits and deposits allocated to certain statewide operational units, are recorded at the statewide level.

		Percent		Percent		Percent
	2017	of Total	2016	of Total	2015	of Total
San Antonio	$7,890,139	30.5%	$7,354,061	30.0%	$7,250,381	30.2%
Fort Worth	4,784,241	18.5	4,466,086	18.2	4,165,748	17.3
Houston	4,544,448	17.5	4,196,530	17.1	4,163,581	17.3
Austin	3,089,645	11.9	2,928,448	11.9	2,721,616	11.3
Dallas	2,048,712	7.9	1,958,646	8.0	1,883,866	7.8
Corpus Christi	1,458,044	5.6	1,493,792	6.1	1,526,817	6.4
Permian Basin	1,218,402	4.7	1,042,955	4.3	1,150,031	4.8
Rio Grande Valley	775,646	3.0	787,431	3.2	778,407	3.2
Statewide	95,641	0.4	283,895	1.2	400,311	1.7
Total	$25,904,918	100.0%	$24,511,844	100.0%	$24,040,758	100.0%
Foreign Deposits. Mexico has historically been considered a part of the natural trade territory of our banking offices. Accordingly, U.S. dollar-denominated foreign deposits from sources within Mexico have traditionally been a significant source of funding. Average deposits from foreign sources, primarily Mexico, totaled $745.7 million in 2017, $766.8 million in 2016 and $755.2 million in 2015.
Short-Term Borrowings
Our primary source of short-term borrowings is federal funds purchased from correspondent banks and repurchase agreements in our natural trade territory, as well as from upstream banks. Federal funds purchased and repurchase agreements totaled $1.1 billion, $977.0 million and $893.5 million at December 31, 2017, 2016 and 2015. The maximum amount of these borrowings outstanding at any month-end was $1.1 billion in 2017, $977.0 million in 2016 and $893.5 million in 2015. The weighted-average interest rate on federal funds purchased and repurchase agreements was 0.23% at December 31, 2017, and 0.02% at both December 31, 2016 and December 31, 2015.
The following table presents our average net funding position during the years indicated:

	2017		2016		2015
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Federal funds sold and resell agreements	$73,140	1.28%	$42,361	0.64%	$24,695	0.43%
Federal funds purchased and repurchase agreements	(978,571)	0.16	(770,942)	0.03	(648,851)	0.03
Net funds position	$(905,431)		$(728,581)		$(624,156)
The net funds purchased position increased $176.9 million in 2017 compared to 2016 and increased $104.4 million in 2016 compared to 2015. Average interest-bearing deposits totaled $3.6 billion in 2017 compared to $3.1 billion in 2016 and $3.0 billion in 2015. During the reported periods, we have maintained excess liquid funds in interest-bearing deposits with the Federal Reserve rather than federal funds sold in order to capitalize on higher available yields.

Off Balance Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations
The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2017. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payments Due by Period
	1 Year or Less	More than 1 Year but Less than 3 Years	3 Years or More but Less than 5 Years	5 Years or More	Total
Contractual obligations:
Subordinated notes payable	$—	$—	$—	$100,000	$100,000
Junior subordinated deferrable interest debentures	—	—	—	137,115	137,115
Operating leases	27,990	60,697	59,494	347,187	495,368
Deposits with stated maturity dates	643,058	149,853	—	—	792,911
	671,048	210,550	59,494	584,302	1,525,394
Other commitments:
Commitments to extend credit	3,304,513	2,737,741	1,214,342	692,804	7,949,400
Standby letters of credit	217,855	15,280	2,414	1,046	236,595
	3,522,368	2,753,021	1,216,756	693,850	8,185,995
Total contractual obligations and other commitments	$4,193,416	$2,963,571	$1,276,250	$1,278,152	$9,711,389
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
Commitments to Extend Credit. We enter into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of our commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Commitments to extend credit outstanding at December 31, 2017 are included in the table above.
Standby Letters of Credit. Standby letters of credit are written conditional commitments issued by us to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the customer. Our policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit outstanding at December 31, 2017 are included in the table above.
Trust Accounts. We also hold certain assets in fiduciary or custodial capacity on behalf of our trust customers. The estimated fair value of trust assets was approximately $32.8 billion (including managed assets of $14.1 billion and custody assets of $18.7 billion) at December 31, 2017. These assets were primarily composed of equity securities (50.3% of trust assets), fixed income securities (37.3% of trust assets) and cash equivalents (7.9% of trust assets).

Capital and Liquidity
Capital. Shareholders’ equity totaled $3.3 billion at December 31, 2017 and $3.0 billion at December 31, 2016. In addition to net income of $364.1 million, other sources of capital during 2017 included other comprehensive income, net of tax, of $104.1 million, $67.7 million in proceeds from stock option exercises and $13.0 million related to stock-based compensation. Uses of capital during 2017 included $152.2 million of dividends paid on preferred and common stock and $101.5 million of treasury stock purchases.
The accumulated other comprehensive income/loss component of shareholders’ equity totaled a net, after-tax, unrealized gain of $79.5 million at December 31, 2017 compared to a net, after-tax, unrealized loss of $24.6 million at December 31, 2016. The increase was primarily due to a $101.1 million net after-tax increase in the net unrealized gain on securities available for sale and securities transferred to held to maturity partly offset by a $3.1 million net after-tax decrease in the net actuarial loss on our defined benefit post-retirement benefit plans. Accumulated other comprehensive income at December 31, 2017 included $9.5 million related to stranded amounts resulting from the remeasurement of deferred tax assets and liabilities in connection with the enactment of the Tax Cuts and Jobs Act on December 22, 2017. A proposed Accounting Standards Update issued in January 2018 would require that the tax effects stranded in accumulated other comprehensive income be reclassified to retained earnings rather than income tax benefit or expense. See the section captioned “Income Taxes” elsewhere in this discussion.
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
We paid quarterly dividends of $0.54, $0.57, $0.57 and $0.57 per common share during the first, second, third and fourth quarters of 2017, respectively, and quarterly dividends of $0.53, $0.54, $0.54 and $0.54 per common share during the first, second, third and fourth quarters of 2016, respectively. This equates to a dividend payout ratio of 40.5% in 2017 and 45.5% in 2016. Under the terms of the junior subordinated deferrable interest debentures that Cullen/Frost has issued to Cullen/Frost Capital Trust II and WNB Capital Trust I, we have the right at any time during the term of the debentures to defer the payment of interest any time or from time to time for an extension period not exceeding 20 consecutive quarterly periods with respect to each extension period. Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our capital stock is subject to certain restrictions during any such extension period. Under the terms of the Series A Preferred Stock, our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our common stock or any of our securities that rank junior to the Series A Preferred Stock is subject to certain restrictions in the event that we do not declare and pay dividends on the Series A Preferred Stock for the most recent dividend period.
Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On October 24, 2017, our board of directors authorized a $150.0 million stock repurchase program, allowing us to repurchase shares of our common stock over a two-year period from time to time at various prices in the open market or through private transactions. No shares were repurchased under this plan during 2017. Under prior plans, we repurchased 1,134,966 shares at a total cost of $100.0 million during 2017 and 1,485,493 shares at a total cost of $100.0 million during 2015. See Part II, Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, included elsewhere in this report.

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
Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of December 31, 2017, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.
Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 9 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At December 31, 2017, Cullen/Frost had liquid assets, including cash and resell agreements, totaling $265.3 million.
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
For modeling purposes, as of December 31, 2017, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 1.1% and 3.1%, respectively, relative to the flat-rate case over the next 12 months, while 100 and 150 basis point ratable decreases in interest rates would result in negative variances in net interest income of 4.6% and 10.5%, respectively, relative to the flat-rate case over the next 12 months. The December 31, 2017 model simulations were impacted by the assumption, for modeling purposes, that we will begin to pay interest on commercial demand deposits (those not already receiving an earnings credit rate) in the first quarter of 2018, as further discussed below. As of December 31, 2016, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 1.0% and 2.1%, respectively, relative to the flat-rate case over the next 12 months, while a 75 basis point ratable decrease in interest rates would result in a negative variance in net interest income of 7.8% relative to the flat-rate case over the next 12 months. The December 31, 2016 model simulations were impacted by the assumption, for modeling purposes, that we would begin to pay interest on commercial demand deposits (those not already receiving an earnings credit rate) in the first quarter of 2017, as further discussed below. The likelihood of a decrease in interest rates beyond 150 basis points as of December 31, 2017 and 75 basis points as of December 31, 2016 was considered to be remote given prevailing interest rate levels.

The model simulations as of December 31, 2017 indicate that our balance sheet is more asset sensitive in comparison to our balance sheet as of December 31, 2016. The shift to a more asset sensitive position was primarily due to an increase in the relative proportion of federal funds sold to projected average interest-earning assets. Federal funds sold are more immediately impacted by changes in interest rates in comparison to other categories of earning assets.
We do not currently pay interest on a significant portion of our commercial demand deposits. If we began to pay interest on commercial demand deposits (those not already receiving an earnings credit rate), our balance sheet would likely become less asset sensitive. Any interest rate that would ultimately be paid on these commercial demand deposits would likely depend upon a variety of factors, some of which are beyond our control. For modeling purposes, we have assumed an aggressive pricing structure with interest payments for commercial demand deposits (those not already receiving an earnings credit) beginning in the first quarters of 2017 and 2018, respectively, for each simulation. Should the actual interest rate paid on commercial demand deposits be less than the rate assumed in the model simulations, or should the interest rate paid for commercial demand deposits become an administered rate with less direct correlation to movements in general market interest rates, our balance sheet could be more asset sensitive than the model simulations might otherwise indicate.
As of December 31, 2017, the effects of a 200 basis point increase and a 150 basis point decrease in interest rates on our derivative holdings would not result in a significant variance in our net interest income.
The effects of hypothetical fluctuations in interest rates on our securities classified as “trading” under ASC Topic 320, “Investments - Debt and Equity Securities” are not significant, and, as such, separate quantitative disclosure is not presented.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Cullen/Frost Bankers, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cullen/Frost Bankers, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 7, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 1969.
San Antonio, Texas
February 7, 2018

Cullen/Frost Bankers, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	December 31,
	2017	2016
Assets:
Cash and due from banks	$545,542	$561,838
Interest-bearing deposits	4,347,538	3,560,865
Federal funds sold and resell agreements	159,967	18,742
Total cash and cash equivalents	5,053,047	4,141,445
Securities held to maturity, at amortized cost	1,432,098	2,250,460
Securities available for sale, at estimated fair value	10,489,009	10,203,277
Trading account securities	21,098	16,703
Loans, net of unearned discounts	13,145,665	11,975,392
Less: Allowance for loan losses	(155,364)	(153,045)
Net loans	12,990,301	11,822,347
Premises and equipment, net	520,958	525,821
Goodwill	654,952	654,952
Other intangible assets, net	5,073	6,776
Cash surrender value of life insurance policies	180,477	177,884
Accrued interest receivable and other assets	400,867	396,654
Total assets	$31,747,880	$30,196,319

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$11,197,093	$10,513,369
Interest-bearing deposits	15,675,296	15,298,206
Total deposits	26,872,389	25,811,575
Federal funds purchased and repurchase agreements	1,147,824	976,992
Junior subordinated deferrable interest debentures, net of unamortized issuance costs	136,184	136,127
Subordinated notes, net of unamortized issuance costs	98,552	99,990
Accrued interest payable and other liabilities	195,068	169,107
Total liabilities	28,450,017	27,193,791

Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; 6,000,000 Series A shares ($25 liquidation preference) issued in both 2017 and 2016	144,486	144,486
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 64,236,306 shares issued at December 31, 2017 and 63,632,464 shares issued at December 31, 2016	642	637
Additional paid-in capital	953,361	906,732
Retained earnings	2,187,069	1,985,569
Accumulated other comprehensive income, net of tax	79,512	(24,623)
Treasury stock, at cost; 760,720 shares in 2017 and 158,243 in 2016.	(67,207)	(10,273)
Total shareholders’ equity	3,297,863	3,002,528
Total liabilities and shareholders’ equity	$31,747,880	$30,196,319
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Interest income:
Loans, including fees	$534,804	$458,094	$433,872
Securities:
Taxable	92,979	103,025	112,601
Tax-exempt	222,620	210,918	194,793
Interest-bearing deposits	41,608	16,103	8,123
Federal funds sold and resell agreements	936	272	107
Total interest income	892,947	788,412	749,496
Interest expense:
Deposits	17,188	7,248	9,024
Federal funds purchased and repurchase agreements	1,522	204	167
Junior subordinated deferrable interest debentures	3,955	3,281	2,725
Other long-term borrowings	3,860	1,343	948
Total interest expense	26,525	12,076	12,864
Net interest income	866,422	776,336	736,632
Provision for loan losses	35,460	51,673	51,845
Net interest income after provision for loan losses	830,962	724,663	684,787
Non-interest income:
Trust and investment management fees	110,675	104,240	105,512
Service charges on deposit accounts	84,182	81,203	81,350
Insurance commissions and fees	46,169	47,154	48,926
Interchange and debit card transaction fees	23,232	21,369	19,666
Other charges, commissions and fees	39,931	39,623	37,551
Net gain (loss) on securities transactions	(4,941)	14,975	69
Other	37,222	41,144	35,656
Total non-interest income	336,470	349,708	328,730
Non-interest expense:
Salaries and wages	337,068	318,665	310,504
Employee benefits	74,575	72,615	69,746
Net occupancy	75,971	71,627	65,690
Technology, furniture and equipment	74,335	71,208	64,373
Deposit insurance	20,128	17,428	14,519
Intangible amortization	1,703	2,429	3,325
Other	175,289	178,988	165,561
Total non-interest expense	759,069	732,960	693,718
Income before income taxes	408,363	341,411	319,799
Income taxes	44,214	37,150	40,471
Net income	364,149	304,261	279,328
Preferred stock dividends	8,063	8,063	8,063
Net income available to common shareholders	$356,086	$296,198	$271,265

Earnings per common share:
Basic	$5.56	$4.73	$4.31
Diluted	5.51	4.70	4.28
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$364,149	$304,261	$279,328
Other comprehensive income (loss), before tax:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	157,016	(175,061)	(12,450)
Change in net unrealized gain on securities transferred to held to maturity	(16,193)	(32,207)	(33,601)
Reclassification adjustment for net (gains) losses included in net income	4,941	(14,975)	(69)
Total securities available for sale and transferred securities	145,764	(222,243)	(46,120)
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	(597)	1,914	(3,877)
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	5,429	7,274	6,995
Total defined-benefit post-retirement benefit plans	4,832	9,188	3,118
Other comprehensive income (loss), before tax	150,596	(213,055)	(43,002)
Deferred tax expense (benefit)	46,461	(74,569)	(15,051)
Other comprehensive income (loss), net of tax	104,135	(138,486)	(27,951)
Comprehensive income	$468,284	$165,775	$251,377
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Balance at January 1, 2015	$144,486	$637	$886,476	$1,710,324	$141,814	$(32,334)	$2,851,403
Net income	—	—	—	279,328	—	—	279,328
Other comprehensive loss, net of tax	—	—	—	—	(27,951)	—	(27,951)
Stock option exercises/stock unit conversions (321,266 shares)	—	—	(2,248)	(4,240)	—	21,341	14,853
Tax benefits from stock-based compensation	—	—	1,434	—	—	—	1,434
Stock-based compensation expense recognized in earnings	—	—	12,737	—	—	—	12,737
Non-vested stock awards (15,790 shares)	—	—	(1,049)	—	—	1,049	—
Purchase of treasury stock (1,504,146 shares)	—	—	—	—	—	(101,237)	(101,237)
Cash dividends - preferred stock (approximately $1.34 per share)	—	—	—	(8,063)	—	—	(8,063)
Cash dividends - common stock ($2.10 per share)	—	—	—	(132,161)	—	—	(132,161)
Balance at December 31, 2015	144,486	637	897,350	1,845,188	113,863	(111,181)	2,890,343
Net income	—	—	—	304,261	—	—	304,261
Other comprehensive income, net of tax	—	—	—	—	(138,486)	—	(138,486)
Stock option exercises/stock unit conversions (1,509,121 shares)	—	—	(2,417)	(20,915)	—	102,198	78,866
Stock-based compensation expense recognized in earnings	—	—	11,799	—	—	—	11,799
Purchase of treasury stock (17,233 shares)	—	—	—	—	—	(1,290)	(1,290)
Cash dividends – preferred stock (approximately $1.34 per share)	—	—	—	(8,063)	—	—	(8,063)
Cash dividends – common stock ($2.15 per share)	—	—	—	(134,902)	—	—	(134,902)
Balance at December 31, 2016	144,486	637	906,732	1,985,569	(24,623)	(10,273)	3,002,528
Net income	—	—	—	364,149	—	—	364,149
Other comprehensive loss, net of tax	—	—	—	—	104,135	—	104,135
Stock option exercises/stock unit conversions (1,150,920 shares)	—	5	33,616	(10,414)	—	44,539	67,746
Stock-based compensation expense recognized in earnings	—	—	13,013	—	—	—	13,013
Purchase of treasury stock (1,149,555 shares)	—	—	—	—	—	(101,473)	(101,473)
Cash dividends – preferred stock (approximately $1.34 per share)	—	—	—	(8,063)	—	—	(8,063)
Cash dividends – common stock ($2.25 per share)	—	—	—	(144,172)	—	—	(144,172)
Balance at December 31, 2017	$144,486	$642	$953,361	$2,187,069	$79,512	$(67,207)	$3,297,863
See accompanying Notes to Consolidated Financial Statements

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Operating Activities:
Net income	$364,149	$304,261	$279,328
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	35,460	51,673	51,845
Deferred tax expense (benefit)	(14,493)	(11,598)	(19,059)
Accretion of loan discounts	(16,062)	(15,582)	(14,447)
Securities premium amortization (discount accretion), net	89,933	79,705	73,785
Net (gain) loss on securities transactions	4,941	(14,975)	(69)
Depreciation and amortization	47,812	48,177	42,138
Net (gain) loss on sale/write-down of assets/foreclosed assets	(4,697)	(3,618)	(1,765)
Stock-based compensation	13,013	11,799	12,737
Net tax benefit from stock-based compensation	9,062	5,063	1,434
Earnings on life insurance policies	(3,190)	(3,599)	(3,585)
Net change in:
Trading account securities	(3,842)	(124)	(1,153)
Accrued interest receivable and other assets	(55,179)	(7,395)	(13,038)
Accrued interest payable and other liabilities	71,172	(5,945)	(13,291)
Net cash from operating activities	538,079	437,842	394,860
Investing Activities:
Securities held to maturity:
Purchases	—	—	(1,350)
Sales	—	136,719	—
Maturities, calls and principal repayments	783,176	228,641	209,425
Securities available for sale:
Purchases	(13,529,192)	(16,419,833)	(14,147,908)
Sales	11,963,359	14,847,380	12,683,169
Maturities, calls and principal repayments	1,328,143	335,750	658,199
Proceeds from sale of loans	—	30,470	—
Net change in loans	(1,187,631)	(538,989)	(500,990)
Net cash (paid) received in acquisitions	—	(492)	—
Benefits received on life insurance policies	597	906	444
Proceeds from sales of premises and equipment	4,525	58,774	2,538
Purchases of premises and equipment	(34,089)	(53,648)	(147,129)
Proceeds from sales of repossessed properties	517	341	4,682
Net cash from investing activities	(670,595)	(1,373,981)	(1,238,920)
Financing Activities:
Net change in deposits	1,060,814	1,467,980	207,665
Net change in short-term borrowings	170,832	83,470	90,403
Proceeds from issuance of subordinated notes	98,434	—	—
Principal payments on subordinated notes	(100,000)	—	—
Proceeds from stock option exercises	67,746	78,866	14,853
Purchase of treasury stock	(101,473)	(1,290)	(101,237)
Cash dividends paid on preferred stock	(8,063)	(8,063)	(8,063)
Cash dividends paid on common stock	(144,172)	(134,902)	(132,161)
Net cash from financing activities	1,044,118	1,486,061	71,460
Net change in cash and cash equivalents	911,602	549,922	(772,600)
Cash and cash equivalents at beginning of year	4,141,445	3,591,523	4,364,123
Cash and cash equivalents at end of year	$5,053,047	$4,141,445	$3,591,523
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
We were required to have $179.6 million and $176.6 million of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at December 31, 2017 and 2016. These deposits with the Federal Reserve Bank do not earn interest. Additionally, as of December 31, 2017 and 2016, we had $19.6 million and $14.7 million in cash collateral on deposit with other financial institution counterparties to interest rate swap transactions.

Cash Flow Reporting. Cash and cash equivalents include cash, deposits with other financial institutions that have an initial maturity of less than 90 days when acquired by us, federal funds sold and resell agreements. Net cash flows are reported for loans, deposit transactions and short-term borrowings. Additional cash flow information was as follows:

	Year Ended December 31,
	2017	2016	2015
Cash paid for interest	$24,371	$11,886	$12,982
Cash paid for income tax	56,359	50,427	57,086
Significant non-cash transactions:
Deferred gain on sale of building and parking garage	—	7,099	—
Unsettled purchases/sales of securities	37,481	—	2,998
Loans foreclosed and transferred to other real estate owned and foreclosed assets	279	—	933
Loans to facilitate the sale of other real estate owned	—	753	20
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
Foreclosed Assets. Assets acquired through or instead of loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. Costs after acquisition are generally expensed. If the fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. Foreclosed assets are included in other assets in the accompanying consolidated balance sheets and totaled $2.1 million and $2.4 million at December 31, 2017 and 2016.
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
Income Taxes. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities (excluding deferred tax assets and liabilities related to business combinations or components of other comprehensive income). Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized. Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. Interest and/or penalties related to income taxes are reported as a component of income tax expense. The income tax effects related to settlements of share-based payment awards are reported in earnings as an increase (or decrease) to income tax expense (see Note 13 - Income Taxes). Prior to 2016, income tax benefits at settlement of an award were reported as an increase (or decrease) to additional paid-in capital to the extent that those benefits were greater than (or less than) the income tax benefits recognized in earnings during the award's vesting period.
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
Comprehensive Income. Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders. Besides net income, other components of our comprehensive income include the after tax effect of changes in the net unrealized gain/loss on securities available for sale, changes in the net unrealized gain on securities transferred to held to maturity and changes in the net actuarial gain/loss on defined benefit post-retirement benefit plans. See Note 14 - Other Comprehensive Income (Loss).
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
Fair Value Measurements. In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and our creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. See Note 17 - Fair Value Measurements.
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
Note 2 - Securities
Securities. Year-end securities held to maturity and available for sale consisted of the following:

	2017				2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity:
U.S. Treasury	$—	$—	$—	$—	$249,889	$1,762	$—	$251,651
Residential mortgage-backed securities	3,610	15	38	3,587	4,511	39	—	4,550
States and political subdivisions	1,428,488	26,462	2,746	1,452,204	1,994,710	16,821	6,335	2,005,196
Other	—	—	—	—	1,350	—	—	1,350
Total	$1,432,098	$26,477	$2,784	$1,455,791	$2,250,460	$18,622	$6,335	$2,262,747
Available for Sale:
U.S. Treasury	$3,453,391	$7,494	$15,732	$3,445,153	$4,003,692	$24,984	$8,945	$4,019,731
Residential mortgage-backed securities	648,288	19,048	2,250	665,086	756,072	30,388	1,293	785,167
States and political subdivisions	6,185,711	167,293	16,795	6,336,209	5,403,918	50,101	98,134	5,355,885
Other	42,561	—	—	42,561	42,494	—	—	42,494
Total	$10,329,951	$193,835	$34,777	$10,489,009	$10,206,176	$105,473	$108,372	$10,203,277

All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. At December 31, 2017, approximately 98.2% of the securities in our municipal bond portfolio were issued by political subdivisions or agencies within the State of Texas, of which approximately 67.8% are either guaranteed by the Texas Permanent School Fund, which has a “triple-A” insurer financial strength rating, or are secured by U.S. Treasury securities via defeasance of the debt by the issuers. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the table above. The carrying value of securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $3.8 billion at December 31, 2017 and $3.9 billion at December 31, 2016.
During 2012, we reclassified certain securities from available for sale to held to maturity. The securities had an aggregate fair value of $2.3 billion with an aggregate net unrealized gain of $165.7 million ($107.7 million, net of tax) on the date of the transfer. The net unamortized, unrealized gain on the remaining transferred securities included in accumulated other comprehensive income in the accompanying balance sheet totaled $11.6 million ($7.5 million, net of tax) at December 31, 2017 and $27.7 million ($18.0 million, net of tax) at December 31, 2016. This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities.
Unrealized Losses. Year-end securities with unrealized losses, segregated by length of impairment, were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
2017
Held to Maturity:
Residential mortgage-backed securities	$2,694	$38	$—	$—	$2,694	$38
States and political subdivisions	28,591	58	74,113	2,688	102,704	2,746
Total	$31,285	$96	$74,113	$2,688	$105,398	$2,784
Available for Sale:
U.S. Treasury	$2,336,081	$9,861	$517,575	$5,871	$2,853,656	$15,732
Residential mortgage-backed securities	144,264	949	45,436	1,301	189,700	2,250
States and political subdivisions	148,575	1,194	838,329	15,601	986,904	16,795
Total	$2,628,920	$12,004	$1,401,340	$22,773	$4,030,260	$34,777

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
2016
Held to Maturity:
States and political subdivisions	$425,896	$2,596	$183,245	$3,739	$609,141	$6,335
Total	$425,896	$2,596	$183,245	$3,739	$609,141	$6,335
Available for Sale:
U.S. Treasury	$1,421,216	$8,945	$—	$—	$1,421,216	$8,945
Residential mortgage-backed securities	81,442	1,031	6,413	262	87,855	1,293
States and political subdivisions	2,695,997	98,134	—	—	2,695,997	98,134
Total	$4,198,655	$108,110	$6,413	$262	$4,205,068	$108,372
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

Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time we expect to receive full value for the securities. Furthermore, as of December 31, 2017, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. Any unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2017, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in our consolidated income statement.
Contractual Maturities. The amortized cost and estimated fair value of securities, excluding trading securities, at December 31, 2017 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities and equity securities are shown separately since they are not due at a single maturity date.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$264,587	$267,924	$57,390	$58,057
Due after one year through five years	159,765	163,819	4,063,797	4,056,508
Due after five years through ten years	386,711	391,784	425,148	439,008
Due after ten years	617,425	628,677	5,092,767	5,227,789
Residential mortgage-backed securities	3,610	3,587	648,288	665,086
Equity securities	—	—	42,561	42,561
Total	$1,432,098	$1,455,791	$10,329,951	$10,489,009
Sales of Securities. During 2016, we sold certain securities issued by municipalities that, based upon our internal credit analysis, had experienced significant deterioration in creditworthiness. The risk exposure presented by these municipalities had increased beyond acceptable levels and we determined that it was reasonably possible that all amounts due would not be collected. In the first case, our credit analysis determined that most of the affected municipalities had been significantly impacted by the significant decline in market oil prices due to the fact that their tax bases are heavily reliant on the energy industry relative to other sectors of the economy. Specifically, the revenues of these municipalities had been adversely impacted by the sustained low-level of oil prices. Additionally, some of these municipalities had already been downgraded or had been put on credit watch and were subsequently downgraded by various credit rating agencies. In the second case, we sold certain securities related to a municipality that was unrelated to a reliance on the energy industry. This municipality had experienced significant deterioration in creditworthiness as a result of the emergence of significant funding obligations which resulted in credit downgrades. In both cases, some of the securities we sold were classified as held to maturity prior to their sale. Despite their classification as held to maturity, we believe the sale of these securities was merited and permissible under the applicable accounting guidelines because of the significant deterioration in the creditworthiness of the issuers.
Sales of securities held to maturity were as follows:

	2017	2016	2015
Proceeds from sales	$—	$136,719	$—
Amortized cost	—	132,974	—
Gross realized gains	—	3,770	—
Gross realized losses	—	(25)	—
Tax expense related to securities gains/losses	—	(1,311)	—
Sales of securities available for sale were as follows:

	2017	2016	2015
Proceeds from sales	$11,963,359	$14,847,380	$12,683,169
Gross realized gains	1	13,289	228
Gross realized losses	(4,942)	(2,059)	(159)
Tax benefit (expense) related to securities gains/losses	1,729	(3,931)	(24)

Premiums and Discounts. Premium amortization and discount accretion included in interest income on securities was as follows:

	2017	2016	2015
Premium amortization	$(97,841)	$(90,782)	$(84,467)
Discount accretion	7,908	11,077	10,682
Net (premium amortization) discount accretion	$(89,933)	$(79,705)	$(73,785)
Trading Account Securities. Year-end trading account securities, at estimated fair value, were as follows:

	2017	2016
U.S. Treasury	$19,210	$16,594
States and political subdivisions	1,888	109
Total	$21,098	$16,703
Net gains and losses on trading account securities were as follows:

	2017	2016	2015
Net gain on sales transactions	$1,408	$1,236	$1,109
Net mark-to-market gains (losses)	(43)	(157)	(53)
Net gain on trading account securities	$1,365	$1,079	$1,056
Note 3 - Loans
Year-end loans, including leases net of unearned discounts, consisted of the following:

	2017	2016
Commercial and industrial	$4,792,388	$4,344,000
Energy:
Production	1,182,326	971,767
Service	171,795	221,213
Other	144,972	193,081
Total energy	1,499,093	1,386,061
Commercial real estate:
Commercial mortgages	3,887,742	3,481,157
Construction	1,066,696	1,043,261
Land	331,986	311,030
Total commercial real estate	5,286,424	4,835,448
Consumer real estate:
Home equity loans	355,342	345,130
Home equity lines of credit	291,950	264,862
Other	376,002	326,793
Total consumer real estate	1,023,294	936,785
Total real estate	6,309,718	5,772,233
Consumer and other	544,466	473,098
Total loans	$13,145,665	$11,975,392
Concentrations of Credit. Most of our lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio, as well as other markets. The majority of our loan portfolio consists of commercial and industrial and commercial real estate loans. As of December 31, 2017 and 2016, there were no concentrations of loans related to any single industry in excess of 10% of total loans other than energy loans, which totaled 11.4% and 11.6% of total loans, respectively. Unfunded commitments to extend credit and standby letters of credit issued to customers in the energy industry totaled $1.1 billion and $46.7 million, respectively, as of December 31, 2017.

Foreign Loans. We have U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at December 31, 2017 or 2016.
Overdrafts. Deposit account overdrafts reported as loans totaled $7.3 million and $6.3 million at December 31, 2017 and 2016.
Related Party Loans. In the ordinary course of business, we have granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”). Activity in related party loans during 2017 is presented in the following table. Other changes were primarily related to changes in related-party status.

Balance outstanding at December 31, 2016	$142,771
Principal additions	270,684
Principal reductions	(271,325)
Other changes	24,273
Balance outstanding at December 31, 2017	$166,403
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
Year-end non-accrual loans, segregated by class of loans, were as follows:

	2017	2016
Commercial and industrial	$46,186	$31,475
Energy	94,302	57,571
Commercial real estate:
Buildings, land and other	7,589	8,550
Construction	—	—
Consumer real estate	2,109	2,130
Consumer and other	128	425
Total	$150,314	$100,151
As of December 31, 2017 and 2016, non-accrual loans reported in the table above included $53.6 million and $44.9 million related to loans that were restructured as “troubled debt restructurings” during 2017 and 2016, respectively. See the section captioned “Troubled Debt Restructurings” elsewhere in this note.
Had non-accrual loans performed in accordance with their original contract terms, we would have recognized additional interest income, net of tax, of approximately $3.7 million in 2017, $3.1 million in 2016 and $1.6 million in 2015.

An age analysis of past due loans (including both accruing and non-accruing loans), segregated by class of loans, as of December 31, 2017 was as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and industrial	$41,169	$12,418	$53,587	$4,738,801	$4,792,388	$5,589
Energy	22,100	49,214	71,314	1,427,779	1,499,093	100
Commercial real estate:
Buildings, land and other	29,714	4,482	34,196	4,185,532	4,219,728	2,615
Construction	2,191	2,331	4,522	1,062,174	1,066,696	2,331
Consumer real estate	7,707	4,427	12,134	1,011,160	1,023,294	3,138
Consumer and other	4,791	665	5,456	539,010	544,466	659
Total	$107,672	$73,537	$181,209	$12,964,456	$13,145,665	$14,432
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

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
2017
Commercial and industrial	$60,781	$28,038	$15,722	$43,760	$7,553	$30,073
Energy	99,606	33,080	61,162	94,242	13,267	76,492
Commercial real estate:
Buildings, land and other	10,795	6,394	—	6,394	—	6,164
Construction	—	—	—	—	—	—
Consumer real estate	1,214	1,214	—	1,214	—	1,167
Consumer and other	—	—	—	—	—	11
Total	$172,396	$68,726	$76,884	$145,610	$20,820	$113,907
2016
Commercial and industrial	$40,288	$19,862	$9,047	$28,909	$5,436	$26,074
Energy	60,522	27,759	29,804	57,563	3,750	57,360
Commercial real estate:
Buildings, land and other	11,369	6,866	—	6,866	—	17,729
Construction	—	—	—	—	—	438
Consumer real estate	977	655	—	655	—	537
Consumer and other	32	30	—	30	—	25
Total	$113,188	$55,172	$38,851	$94,023	$9,186	$102,163
2015
Commercial and industrial	$26,067	$18,776	$4,084	$22,860	$2,378	$27,338
Energy	25,240	8,689	12,450	21,139	2,000	7,235
Commercial real estate:
Buildings, land and other	37,126	32,425	—	32,425	—	18,211
Construction	793	569	—	569	—	1,320
Consumer real estate	755	485	—	485	—	664
Consumer and other	—	—	—	—	—	—
Total	$89,981	$60,944	$16,534	$77,478	$4,378	$54,768
Troubled Debt Restructurings. The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules, reductions in collateral and other actions intended to minimize potential losses. Troubled debt restructurings that occurred during 2017, 2016 and 2015 are set forth in the following table.

	2017		2016		2015
	Balance at Restructure	Balance at Year-end	Balance at Restructure	Balance at Year-end	Balance at Restructure	Balance at Year-end
Commercial and industrial	$4,026	$3,766	$2,148	$1,022	$709	$536
Energy	56,096	54,330	87,572	43,841	—	—
Commercial real estate:
Buildings, land and other	—	—	1,455	—	—	—
Construction	388	388	243	—	—	—
	$60,510	$58,484	$91,418	$44,863	$709	$536
Loan modifications are typically related to extending amortization periods, converting loans to interest only for a limited period of time, deferral of interest payments, waiver of certain covenants, consolidating notes and/or reducing collateral or interest rates. The modifications during the reported periods did not significantly impact our determination of the allowance for loan losses. Additional information related to restructured loans was as follows:

	2017	2016	2015
Restructured loans past due in excess of 90 days at period-end:
Number of loans	1	2	1
Dollar amount of loans	$43,137	$3,230	$259
Restructured loans on non-accrual status at period end	53,622	44,863	536
Charge-offs of restructured loans:
Recognized in connection with restructuring	—	4,115	88
Recognized on previously restructured loans	9,951	9,490	—
Proceeds from sale of restructured loans	—	30,470	—
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

	December 31, 2017		December 31, 2016
	Weighted Average Risk Grade	Loans	Weighted Average Risk Grade	Loans
Commercial and industrial
Risk grades 1-8	6.06	$4,378,839	6.01	$3,989,722
Risk grade 9	9.00	170,285	9.00	106,988
Risk grade 10	10.00	99,260	10.00	115,420
Risk grade 11	11.00	97,818	11.00	100,245
Risk grade 12	12.00	38,633	12.00	25,939
Risk grade 13	13.00	7,553	13.00	5,686
Total	6.41	$4,792,388	6.35	$4,344,000
Energy
Risk grades 1-8	6.01	$1,199,207	6.34	$854,688
Risk grade 9	9.00	50,427	9.00	78,524
Risk grade 10	10.00	64,282	10.00	150,872
Risk grade 11	11.00	90,875	11.00	244,406
Risk grade 12	12.00	81,035	12.00	53,821
Risk grade 13	13.00	13,267	13.00	3,750
Total	6.97	$1,499,093	7.95	$1,386,061
Commercial real estate:
Buildings, land and other
Risk grades 1-8	6.75	$3,868,659	6.67	$3,463,064
Risk grade 9	9.00	151,487	9.00	109,110
Risk grade 10	10.00	129,391	10.00	145,067
Risk grade 11	11.00	62,602	11.00	66,396
Risk grade 12	12.00	7,589	12.00	8,550
Risk grade 13	13.00	—	13.00	—
Total	7.00	$4,219,728	6.95	$3,792,187
Construction
Risk grades 1-8	7.11	$1,019,635	6.97	$1,023,194
Risk grade 9	9.00	18,042	9.00	15,829
Risk grade 10	10.00	23,393	10.00	2,889
Risk grade 11	11.00	5,626	11.00	1,349
Risk grade 12	12.00	—	12.00	—
Risk grade 13	13.00	—	13.00	—
Total	7.23	$1,066,696	7.01	$1,043,261
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
Net (charge-offs)/recoveries, segregated by class of loan, were as follows:

	2017	2016	2015
Commercial and industrial	$(17,453)	$(12,259)	$(6,535)
Energy	(10,009)	(18,588)	(5,997)
Commercial real estate:
Buildings, land and other	735	813	314
Construction	11	23	18
Consumer real estate	(506)	(257)	(91)
Consumer and other	(5,919)	(4,219)	(3,237)
Total	$(33,141)	$(34,487)	$(15,528)
In assessing the general economic conditions in the State of Texas, management monitors and tracks the Texas Leading Index (“TLI”), which is produced by the Federal Reserve Bank of Dallas. The TLI is a single summary statistic that is designed to signal the likelihood of the Texas economy’s transition from expansion to recession and vice versa. Management believes this index provides a reliable indication of the direction of overall credit quality. The TLI is a composite of the following eight leading indicators: (i) Texas Value of the Dollar, (ii) U.S. Leading Index, (iii) real oil prices (iv) well permits, (v) initial claims for unemployment insurance, (vi) Texas Stock Index, (vii) Help-Wanted Index and (viii) average weekly hours worked in manufacturing. The TLI totaled 128.7 at December 31, 2017 and 123.1 at December 31, 2016. A higher TLI value implies more favorable economic conditions.
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
Macroeconomic valuation allowances also include amounts allocated for loans to borrowers in distressed industries within our commercial loan portfolio segments. To determine the amount of the allocation for our commercial and industrial and commercial real estate loan portfolio segments, management calculates the weighted-average risk grade for all loans to borrowers in distressed industries by loan portfolio segment. A multiple is then applied to the amount by which the weighted-average risk grade for loans to borrowers in distressed industries exceeds the weighted-average risk grade for all pass-grade loans within the loan portfolio segment to derive an allocation factor for loans to borrowers in distressed industries. The amount of the allocation for each loan portfolio segment is the product of this allocation factor and the outstanding balance of pass-grade loans within the identified distressed industries that have a risk grade of 6 or higher. Management identifies potential distressed industries by analyzing industry trends related to delinquencies, classifications and charge-offs. At December 31, 2017 and 2016, certain segments of contractors were considered to be a distressed industry based on elevated levels of delinquencies, classifications and charge-offs relative to other industries within our commercial loan portfolios. Furthermore, we determined, through a review of borrower financial information that, as a whole, contractors have experienced, among other things, decreased revenues, reduced backlog of work, compressed margins and little, if any, net income.
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

The following table presents details of the allowance for loan losses, segregated by loan portfolio segment.

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
December 31, 2017
Historical valuation allowances	$26,401	$22,073	$18,931	$2,473	$5,603	$75,481
Specific valuation allowances	7,553	13,267	—	—	—	20,820
General valuation allowances	9,112	7,964	4,165	2,133	(91)	23,283
Macroeconomic valuation allowances	16,548	8,224	7,852	1,051	2,105	35,780
Total	$59,614	$51,528	$30,948	$5,657	$7,617	$155,364
December 31, 2016
Historical valuation allowances	$33,251	$34,626	$16,976	$2,225	$4,585	$91,663
Specific valuation allowances	5,436	3,750	—	—	—	9,186
General valuation allowances	6,708	3,769	5,004	1,506	(144)	16,843
Macroeconomic valuation allowances	7,520	18,508	8,233	507	585	35,353
Total	$52,915	$60,653	$30,213	$4,238	$5,026	$153,045
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
The Corporation’s recorded investment in loans related to each balance in the allowance for loan losses by portfolio segment and detailed on the basis of the impairment methodology used by the Corporation was as follows:

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
December 31, 2017
Individually evaluated	$43,760	$94,242	$6,394	$1,214	$—	$145,610
Collectively evaluated	4,748,628	1,404,851	5,280,030	1,022,080	544,466	13,000,055
Total	$4,792,388	$1,499,093	$5,286,424	$1,023,294	$544,466	$13,145,665
December 31, 2016
Individually evaluated	$28,909	$57,563	$6,866	$655	$30	$94,023
Collectively evaluated	4,315,091	1,328,498	4,828,582	936,130	473,068	11,881,369
Total	$4,344,000	$1,386,061	$4,835,448	$936,785	$473,098	$11,975,392

The following table details activity in the allowance for loan losses by portfolio segment for 2017, 2016 and 2015. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
2017
Beginning balance	$52,915	$60,653	$30,213	$4,238	$5,026	$153,045
Provision for loan losses	24,152	884	(11)	1,925	8,510	35,460
Charge-offs	(20,619)	(10,595)	(86)	(925)	(15,579)	(47,804)
Recoveries	3,166	586	832	419	9,660	14,663
Net charge-offs	(17,453)	(10,009)	746	(506)	(5,919)	(33,141)
Ending balance	$59,614	$51,528	$30,948	$5,657	$7,617	$155,364
Allocated to loans:
Individually evaluated for impairment	$7,553	$13,267	$—	$—	$—	$20,820
Collectively evaluated for impairment	52,061	38,261	30,948	5,657	7,617	134,544
Ending balance	$59,614	$51,528	$30,948	$5,657	$7,617	$155,364
2016
Beginning balance	$42,993	$54,696	$24,313	$4,659	$9,198	$135,859
Provision for loan losses	22,181	24,545	5,064	(164)	47	51,673
Charge-offs	(15,910)	(18,644)	(82)	(814)	(12,878)	(48,328)
Recoveries	3,651	56	918	557	8,659	13,841
Net charge-offs	(12,259)	(18,588)	836	(257)	(4,219)	(34,487)
Ending balance	$52,915	$60,653	$30,213	$4,238	$5,026	$153,045
Allocated to loans:
Individually evaluated for impairment	$5,436	$3,750	$—	$—	$—	$9,186
Collectively evaluated for impairment	47,479	56,903	30,213	4,238	5,026	143,859
Ending balance	$52,915	$60,653	$30,213	$4,238	$5,026	$153,045
2015
Beginning balance	$44,273	$14,919	$27,163	$5,178	$8,009	$99,542
Provision for loan losses	5,255	45,774	(3,182)	(428)	4,426	51,845
Charge-offs	(11,092)	(6,000)	(657)	(577)	(11,246)	(29,572)
Recoveries	4,557	3	989	486	8,009	14,044
Net charge-offs	(6,535)	(5,997)	332	(91)	(3,237)	(15,528)
Ending balance	$42,993	$54,696	$24,313	$4,659	$9,198	$135,859
Allocated to loans:
Individually evaluated for impairment	$2,378	$2,000	$—	$—	$—	$4,378
Collectively evaluated for impairment	40,615	52,696	24,313	4,659	9,198	131,481
Ending balance	$42,993	$54,696	$24,313	$4,659	$9,198	$135,859

Note 4 - Premises and Equipment
Year-end premises and equipment were as follows:

	2017	2016
Land	$107,249	$106,505
Buildings	379,829	361,573
Furniture and equipment	179,424	167,723
Leasehold improvements	74,314	67,540
Construction in progress	11,107	19,508
	751,923	722,849
Less accumulated depreciation and amortization	(230,965)	(197,028)
Total premises and equipment, net	$520,958	$525,821
Depreciation and amortization of premises and equipment totaled $36.3 million in 2017, $36.0 million in 2016 and $28.5 million in 2015.
Comprehensive Development Agreement. In July 2015, we entered into a comprehensive development agreement with the City of San Antonio and a third party controlled by one of our directors whereby under separate agreements, (i) we sold our existing headquarters building to the City of San Antonio and other adjacent properties to the third party in the fourth quarter of 2016, (ii) the third party has agreed to build a new office building where we will be the primary tenant (the "New Frost Headquarters"), and (iii) we have agreed to lease back our existing headquarters building from the City of San Antonio until the construction of the New Frost Headquarters is complete, which is currently expected to take place in 2019. In connection with the sale and subsequent leaseback of our existing headquarters building with the City of San Antonio and the sale of other adjacent properties to the third party in the fourth quarter of 2016, we recognized a net gain totaling $10.3 million in 2016 and a deferred gain. The deferred gain totaled $4.2 million at December 31, 2017 and $7.1 million at December 31, 2016, and will be amortized into income over the term of the lease. During 2017, amortization of the deferred gain totaled $2.9 million. Under the comprehensive development agreement, we also agreed to sell various properties adjacent to the New Frost Headquarters to the third party in 2019. We do not expect any gains or losses that may be realized on those future sales to have a significant impact on our financial statements.
Note 5 - Goodwill and Other Intangible Assets
Goodwill and other intangible assets are presented in the tables below. During 2016, we recorded goodwill totaling $284 thousand and other intangible assets totaling $405 thousand in connection with an insurance acquisition.
Goodwill. Year-end goodwill was as follows:

	2017	2016
Goodwill	$654,952	$654,952
Other Intangible Assets. Year-end other intangible assets were as follows:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
2017
Core deposits	$9,300	$(5,256)	$4,044
Customer relationships	4,669	(3,683)	986
Non-compete agreements	74	(31)	43
	$14,043	$(8,970)	$5,073
2016
Core deposits	$9,300	$(4,002)	$5,298
Customer relationships	6,102	(4,692)	1,410
Non-compete agreements	74	(6)	68
	$15,476	$(8,700)	$6,776

Other intangible assets are amortized on an accelerated basis over their estimated lives, which range from 5 to 10 years. Amortization expense related to intangible assets totaled $1.7 million in 2017, $2.4 million in 2016, and $3.3 million in 2015. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2017 is as follows:

2018	$1,424
2019	1,167
2020	918
2021	697
2022	481
Thereafter	386
$5,073
Note 6 - Deposits
Year-end deposits were as follows:

	2017	2016
Non-interest-bearing demand deposits:
Commercial and individual	$10,412,882	$9,670,989
Correspondent banks	222,648	280,751
Public funds	561,563	561,629
Total non-interest-bearing demand deposits	11,197,093	10,513,369
Interest-bearing deposits:
Private accounts:
Savings and interest checking	6,788,766	6,436,065
Money market accounts	7,624,471	7,486,431
Time accounts of $100,000 or more	453,668	460,028
Time accounts under $100,000	324,636	338,714
Total private accounts	15,191,541	14,721,238
Public funds:
Savings and interest checking	410,140	446,872
Money market accounts	59,008	113,669
Time accounts of $100,000 or more	14,301	15,748
Time accounts under $100,000	306	679
Total public funds	483,755	576,968
Total interest-bearing deposits	15,675,296	15,298,206
Total deposits	$26,872,389	$25,811,575
The following table presents additional information about our year-end deposits:

	2017	2016
Deposits from foreign sources (primarily Mexico)	$716,339	$776,003
Deposits not covered by deposit insurance	13,281,040	12,889,047
Deposits from certain directors, executive officers and their affiliates	196,686	199,969
Scheduled maturities of time deposits, including both private and public funds, at December 31, 2017 were as follows:

2018	$643,058
2019	149,853
2020	—
2021	—
2022	—
$792,911

Scheduled maturities of time deposits in amounts of $100,000 or more, including both private and public funds, at December 31, 2017, were as follows:

Due within 3 months or less	$138,888
Due after 3 months and within 6 months	75,805
Due after 6 months and within 12 months	163,756
Due after 12 months	89,520
$467,969
Note 7 - Borrowed Funds
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase. Federal funds purchased are short-term borrowings that typically mature within one to ninety days. Federal funds purchased totaled $30.6 million and $13.7 million at December 31, 2017 and 2016. Securities sold under agreements to repurchase are secured short-term borrowings that typically mature overnight or within thirty to ninety days. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. We may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase totaled $1.1 billion and $963.3 million at December 31, 2017 and 2016.
Subordinated Notes Payable. In March 2017, we issued $100 million of 4.50% subordinated notes that mature on March 17, 2027. The notes, which qualify as Tier 2 capital for Cullen/Frost, bear interest at the rate of 4.50% per annum, payable semi-annually on each March 17 and September 17. The notes are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries. Unamortized debt issuance costs related to these notes, totaled approximately $1.4 million at December 31, 2017. Proceeds from sale of the notes were used for general corporate purposes.
Our $100 million of 5.75% fixed-to-floating rate subordinated notes originally issued in February 2007 matured and were redeemed on February 15, 2017. The notes qualified as Tier 2 capital for Cullen/Frost under the capital rules in effect prior to 2015. Prior to February 2012, the notes had a fixed interest rate of 5.75% per annum, after which the notes bore interest at a rate per annum equal to three-month LIBOR for the related interest period plus 0.53% (1.43% at December 31, 2016), paid quarterly.
Junior Subordinated Deferrable Interest Debentures. At December 31, 2017 and 2016, we had $123.7 million of junior subordinated deferrable interest debentures issued to Cullen/Frost Capital Trust II (“Trust II”), a wholly owned Delaware statutory business trust. Unamortized debt issuance costs related to Trust II totaled $931 thousand and $988 thousand at December 31, 2017 and 2016. At December 31, 2017 and 2016, we also had $13.4 million of junior subordinated deferrable interest debentures issued to WNB Capital Trust I (“WNB Trust”), a wholly owned Delaware statutory business trust acquired in connection with the acquisition of WNB Bancshares, Inc. (“WNB”) in 2014. Trust II and WNB Trust are variable interest entities for which we are not the primary beneficiary. As such, the accounts of Trust II and WNB Trust are not included in our consolidated financial statements. See Note 1 - Summary of Significant Accounting Policies for additional information about our consolidation policy. Details of our transactions with the capital trust are presented below.
Trust II was formed in 2004 for the purpose of issuing $120 million of floating rate (three-month LIBOR plus a margin of 1.55%) trust preferred securities, which represent beneficial interests in the assets of the trust. The trust preferred securities will mature on March 1, 2034 and are currently redeemable with the approval of the Federal Reserve Board in whole or in part at our option. Distributions on the trust preferred securities are payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. Trust II also issued $3.7 million of common equity securities to Cullen/Frost. The proceeds of the offering of the trust preferred securities and common equity securities were used to purchase $123.7 million of floating rate (three-month LIBOR plus a margin of 1.55%, which was equal to 3.03% and 2.48% at December 31, 2017 and 2016) junior subordinated deferrable interest debentures issued by us, which have terms substantially similar to the trust preferred securities.
WNB Trust was formed in 2004 by WNB for the purpose of issuing $13.0 million of floating rate (three-month LIBOR plus a margin of 2.35%) trust preferred securities, which represent beneficial interests in the assets of the trust. The trust preferred securities will mature on July 23, 2034 and are currently redeemable with the approval of the Federal Reserve Board in whole or in part at our option. Distributions on the trust preferred securities are payable quarterly in arrears on January 23, April 23, July 23 and October 23 of each year. WNB Trust also issued $403 thousand of common equity securities to WNB. The proceeds of the offering of the trust preferred securities and common equity securities were used to purchase $13.4 million of floating rate (three-month LIBOR plus a margin of 2.35%, which was equal to 3.71% and 3.23% at December 31, 2017and 2016) junior subordinated deferrable interest debentures issued by WNB, which have terms substantially similar to the trust preferred securities.
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
Although the accounts of Trust II and WNB Trust are not included in our consolidated financial statements, the $120.0 million in trust preferred securities issued by Trust II and the $13.0 million in trust preferred securities issued by WNB Trust are included in the capital of Cullen/Frost for regulatory capital purposes as of December 31, 2017 and 2016. See Note 9 - Capital and Regulatory Matters.
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
Year-end financial instruments with off-balance-sheet risk were as follows:

	2017	2016
Commitments to extend credit	$7,949,400	$7,476,420
Standby letters of credit	236,595	239,482
Deferred standby letter of credit fees	1,843	2,054
Credit Card Guarantees. We guarantee the credit card debt of certain customers to the merchant bank that issues the cards. At December 31, 2017 and 2016, the guarantees totaled approximately $8.4 million and $8.3 million, of which amounts, $1.2 million and $975 thousand were fully collateralized.

Lease Commitments. We lease certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $30.5 million in 2017, $28.9 million in 2016 and $28.9 million in 2015. Future minimum lease payments due under non-cancelable operating leases at December 31, 2017 were as follows:

2018	$27,990
2019	28,790
2020	31,907
2021	30,855
2022	28,639
Thereafter	347,187
$495,368
It is expected that certain leases will be renewed, or equipment replaced with new leased equipment, as these leases expire. Aggregate future minimum rentals to be received under non-cancelable subleases greater than one year at December 31, 2017, were $445 thousand.
We lease certain branch facilities from various partnership interests of certain directors. Payments related to these leases totaled $1.4 million in 2017, $1.0 million in 2016 and $963 thousand in 2015.
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
Note 9 - Capital and Regulatory Matters
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
Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. For Cullen/Frost, additional Tier 1 capital at December 31, 2017 and 2016 included $144.5 million of 5.375% non-cumulative perpetual preferred stock. Frost Bank did not have any additional Tier 1 capital beyond Common Equity Tier 1 at December 31, 2017 or 2016.
Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both Cullen/Frost and Frost Bank includes a permissible portion of the allowance for loan losses. Tier 2 capital for Cullen/Frost also includes trust preferred securities that were excluded from Tier 1 capital and qualified subordinated debt. At both December 31, 2017 and 2016, Cullen/Frost's Tier 2 capital included $133.0 million of trust preferred securities. At December 31, 2017, Tier 2 Capital for Cullen/Frost included $100.0 million related to the permissible portion of our aggregate $100 million of 4.50% subordinated notes. The permissible portion of qualified subordinated notes decreases 20% per year during the final five years of the term of the notes. Accordingly, no portion of our $100 million of floating rate subordinated notes that matured on February 15, 2017 were included in Tier 2 capital at December 31, 2016.
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

The following table presents actual and required capital ratios as of December 31, 2017 and December 31, 2016 for Cullen/Frost and Frost Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2017 and December 31, 2016 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
2017
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$2,426,048	12.42%	$1,123,430	5.75%	$1,367,583	7.00%	$1,269,965	6.50%
Frost Bank	2,518,999	12.92	1,120,663	5.75	1,364,214	7.00	1,266,836	6.50
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	2,570,534	13.16	1,416,499	7.25	1,660,637	8.50	1,563,033	8.00
Frost Bank	2,518,999	12.92	1,413,010	7.25	1,656,546	8.50	1,559,183	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	2,959,326	15.15	1,807,257	9.25	2,051,375	10.50	1,953,792	10.00
Frost Bank	2,674,791	13.72	1,802,805	9.25	2,046,321	10.50	1,948,979	10.00
Leverage Ratio
Cullen/Frost	2,570,534	8.46	1,215,227	4.00	1,215,186	4.00	1,519,034	5.00
Frost Bank	2,518,999	8.30	1,214,295	4.00	1,214,254	4.00	1,517,869	5.00

2016
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$2,239,186	12.52%	$916,360	5.125%	$1,251,425	7.00%	$1,162,213	6.50%
Frost Bank	2,296,480	12.88	913,460	5.125	1,247,463	7.00	1,158,535	6.50
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	2,383,672	13.33	1,184,563	6.625	1,519,587	8.50	1,430,416	8.00
Frost Bank	2,296,480	12.88	1,180,814	6.625	1,514,776	8.50	1,425,889	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	2,669,717	14.93	1,542,168	8.625	1,877,137	10.50	1,788,020	10.00
Frost Bank	2,449,525	13.74	1,537,286	8.625	1,871,194	10.50	1,782,361	10.00
Leverage Ratio
Cullen/Frost	2,383,672	8.14	1,171,682	4.00	1,171,573	4.00	1,464,602	5.00
Frost Bank	2,296,480	7.85	1,170,249	4.00	1,170,141	4.00	1,462,812	5.00
Management believes that, as of December 31, 2017, Cullen/Frost and its bank subsidiary, Frost Bank, were “well capitalized” based on the ratios presented above.
Cullen/Frost and Frost Bank are subject to the regulatory capital requirements administered by the Federal Reserve Board and, for Frost Bank, the Federal Deposit Insurance Corporation (“FDIC”). Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of December 31, 2017, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.

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
Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On October 24, 2017, our board of directors authorized a $150.0 million stock repurchase program, allowing us to repurchase shares of our common stock over a two-year period from time to time at various prices in the open market or through private transactions. No shares were repurchased under this plan during 2017. Under prior plans, we repurchased 1,134,966 shares at a total cost of $100.0 million during 2017 and 1,485,493 shares at a total cost of $100.0 million during 2015.
Dividend Restrictions. In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well capitalized” status, at December 31, 2017, Frost Bank could pay aggregate dividends of up to $544.8 million to Cullen/Frost without prior regulatory approval.
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

	2017	2016	2015
Net Income	$364,149	$304,261	$279,328
Less: Preferred stock dividends	8,063	8,063	8,063
Net income available to common shareholders	356,086	296,198	271,265
Less: Earnings allocated to participating securities	2,016	1,145	941
Net earnings allocated to common stock	$354,070	$295,053	$270,324

Distributed earnings allocated to common stock	$143,356	$134,374	$131,702
Undistributed earnings allocated to common stock	210,714	160,679	138,622
Net earnings allocated to common stock	$354,070	$295,053	$270,324

Weighted-average shares outstanding for basic earnings per common share	63,693,927	62,376,260	62,758,074
Dilutive effect of stock compensation	968,161	592,615	715,250
Weighted-average shares outstanding for diluted earnings per common share	64,662,088	62,968,875	63,473,324
Note 11 - Employee Benefit Plans
Retirement Plans
Profit Sharing Plans. The profit-sharing plan is a defined contribution retirement plan that covers employees who have completed at least one year of service and are age 21 or older. All contributions to the plan are made at our discretion and may be made without regard to current or accumulated profits. Contributions are allocated to eligible participants uniformly, based upon compensation, age and other factors. Plan participants self-direct the investment of allocated contributions by choosing from a menu of investment options. Account assets are subject to withdrawal restrictions and participants vest in their accounts after three years of service. We also maintain a separate non-qualified profit sharing plan for certain employees whose participation in the qualified profit sharing plan is limited. The plan offers such employees an alternative means of receiving comparable benefits. Expense related to these plans totaled $12.7 million in 2017, $11.6 million in 2016 and $11.3 million in 2015.
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

We use a December 31 measurement date for our defined benefit plans. Combined activity in our defined benefit pension plans was as follows:

	2017	2016	2015
Change in plan assets:
Fair value of plan assets at beginning of year	$157,214	$163,270	$168,185
Actual return on plan assets	23,518	5,174	1,567
Employer contributions	1,049	4,819	736
Benefits paid	(13,331)	(16,049)	(7,218)
Fair value of plan assets at end of year	168,450	157,214	163,270
Change in benefit obligation:
Benefit obligation at beginning of year	176,751	194,140	199,637
Interest cost	6,189	6,958	8,210
Actuarial (gain) loss	12,998	(8,298)	(6,489)
Benefits paid	(13,331)	(16,049)	(7,218)
Benefit obligation at end of year	182,607	176,751	194,140
Funded status of the plan at end of year and accrued benefit (liability) recognized	$(14,157)	$(19,537)	$(30,870)
Accumulated benefit obligation at end of year	$182,607	$176,751	$194,140
Certain disaggregated information related to our defined benefit pension plans as of year-end was as follows:

	Retirement Plan		Restoration Plan
	2017	2016	2017	2016
Projected benefit obligation	$166,191	$160,778	$16,416	$15,973
Accumulated benefit obligation	166,191	160,778	16,416	15,973
Fair value of plan assets	168,450	157,214	—	—
Funded status of the plan at end of year and accrued benefit (liability) recognized	2,259	(3,564)	(16,416)	(15,973)
The components of the combined net periodic cost (benefit) for our defined benefit pension plans are presented in the table below. Supplemental executive retirement plan (“SERP”) settlement costs were related to the retirement of a former executive officer.

	2017	2016	2015
Expected return on plan assets, net of expenses	$(11,117)	$(11,558)	$(11,932)
Interest cost on projected benefit obligation	6,189	6,958	8,210
Net amortization and deferral	5,429	6,247	6,995
SERP settlement costs	—	1,027	—
Net periodic expense (benefit)	$501	$2,674	$3,273
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

Amounts related to our defined benefit pension plans recognized as a component of other comprehensive income were as follows:

	2017	2016	2015
Net actuarial gain (loss)	$4,832	$9,188	$3,118
Deferred tax (expense) benefit	(1,774)	(3,216)	(1,091)
Other comprehensive income (loss), net of tax	$3,058	$5,972	$2,027
Amounts recognized as a component of accumulated other comprehensive loss as of year-end that have not been recognized as a component of the combined net period benefit cost of our defined benefit pension plans are presented in the following table. We expect to recognize approximately $5.0 million of the net actuarial loss reported in the following table as of December 31, 2017 as a component of net periodic benefit cost during 2018.

	2017	2016
Net actuarial loss	$(57,900)	$(62,732)
Deferred tax benefit	12,160	21,956
Amounts included in accumulated other comprehensive income/loss, net of tax	(37,718)	(40,776)
The weighted-average assumptions used to determine the benefit obligations as of the end of the years indicated and the net periodic benefit cost for the years indicated are presented in the table below. Because the plans were frozen, increases in compensation are not considered after 2001.

	2017	2016	2015
Benefit obligations:
Discount rate	3.68%	4.24%	4.55%
Net periodic benefit cost:
Discount rate	4.24%	4.55%	4.20%
Expected return on plan assets	7.25	7.25	7.25
Management uses an asset allocation optimization model to analyze the potential risks and rewards associated with various asset allocation strategies on a quarterly basis. As of December 31, 2017, management’s investment objective for our defined benefit plans is to achieve long-term growth. This strategy provides for a target asset allocation of approximately 65% invested in equity securities, approximately 32% invested in fixed income debt securities with any remainder invested in cash or short-term cash equivalents. The modeling process calculates, with a 90% confidence ratio, the potential risk associated with a given asset allocation and helps achieve adequate diversification of investment assets. The plan assets are reviewed annually to determine if the obligations can be met with the current investment mix and funding strategy.
The major categories of assets in our Retirement Plan as of year-end are presented in the following table. Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 “Fair Value Measurements and Disclosures,” utilized to measure fair value (see Note 17 - Fair Value Measurements). Our Restoration Plan is unfunded.

	2017	2016
Level 1:
Mutual funds	$165,322	$153,765
Cash and cash equivalents	3,128	3,208
Level 2:
U.S. government agency securities	—	241
Total fair value of plan assets	$168,450	$157,214
Mutual funds include various equity, fixed-income and blended funds with varying investment strategies. Approximately 65% of mutual fund investments consist of equity investments as of December 31, 2017. The investment objective of equity funds is long-term capital appreciation with current income. The remaining mutual fund investments consist of U.S. fixed-income securities, including investment-grade U.S. Treasury securities, U.S. government agency securities and mortgage-backed securities, corporate bonds and notes and collateralized mortgage obligations. The investment objective of fixed-income funds is to maximize investment return while preserving investment principal.

U.S. government agency securities include obligations of Ginnie Mae. Our investment strategies prohibit selling assets short and the use of derivatives. Additionally, our defined benefit plans do not directly invest in real estate, commodities, or private investments.
The asset allocation optimization model is used to estimate the expected long-term rate of return for a given asset allocation strategy. Expectations of returns for each asset class are based on comprehensive reviews of historical data and economic/financial market theory. During periods with volatile interest rates and equity security prices, the model may call for changes in the allocation of plan investments to achieve desired returns. Management assumed a long-term rate of return of 7.25% in the determination of the net periodic benefit cost for 2017. The expected long-term rate of return on assets was selected from within the reasonable range of rates determined by historical real returns, net of inflation, for the asset classes covered by the plan’s investment policy and projections of inflation over the long-term period during which benefits are payable to plan participants.
As of December 31, 2017, expected future benefit payments related to our defined benefit plans were as follows:

2018	$9,395
2019	9,837
2020	10,230
2021	10,524
2022	10,770
2023 through 2026	55,927
$106,683
We expect to contribute $1.1 million to the defined benefit plans during 2018.
Supplemental Executive Retirement Plan. We maintained a supplemental executive retirement plan (“SERP”) for one key executive who retired in 2016. The plan provided for target retirement benefits, as a percentage of pay, beginning at age 55. The target percentage was 45 percent of pay at age 55, increasing to 60 percent at age 60 and later. Benefits under the SERP were reduced, dollar-for-dollar, by benefits received under the profit sharing, non-qualified profit sharing, defined benefit retirement and restoration plans, described above, and any social security benefits. Settlement costs related to the SERP during 2016 are reported as a component of net periodic pension expense, detailed above.
Savings Plans
401(k) Plan and Thrift Incentive Plan. We maintain a 401(k) stock purchase plan that permits each participant to make before- or after-tax contributions in an amount not less than 2% and not exceeding 50% of eligible compensation and subject to dollar limits from Internal Revenue Service regulations. We match 100% of the employee’s contributions to the plan based on the amount of each participant’s contributions up to a maximum of 6% of eligible compensation. Eligible employees must complete 90 days of service in order to enroll and vest in our matching contributions immediately. Expense related to the plan totaled $14.3 million in 2017, $13.6 million in 2016, and $13.3 million in 2015. Our matching contribution is initially invested in the Cullen/Frost common stock fund. However, employees may immediately reallocate our matching portion, as well as invest their individual contribution, to any of a variety of investment alternatives offered under the 401(k) Plan.
We maintain a thrift incentive stock purchase plan to offer certain employees whose participation in the 401(k) plan is limited an alternative means of receiving comparable benefits. Expense related to this plan was not significant during 2017, 2016 and 2015.
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
A combined summary of activity in our active stock plans is presented in the table. Performance stock units outstanding are presented assuming attainment of the maximum payout rate as set forth by the performance criteria. The target award level for performance stock units granted in 2017 and 2016 was 24,162 and 29,240, respectively. As of December 31, 2017, there were 1,367,750 shares remaining available for grant for future awards.

	Director Deferred Stock Units Outstanding		Non-Vested Stock Awards/Stock Units Outstanding		Performance Stock Units Outstanding		Stock Options Outstanding
	Number of Units	Weighted- Average Fair Value at Grant	Number of Shares/Units	Weighted- Average Fair Value at Grant	Number of Units	Weighted- Average Fair Value at Grant	Number of Shares	Weighted- Average Exercise Price
January 1, 2015	38,867	$59.39	175,490	$60.55	—	$—	5,029,882	$58.99
Authorized	—	—	—	—	—	—	—	—
Granted	6,576	72.94	53,990	65.11	—	—	890,940	65.11
Exercised/vested	—	—	(56,300)	48.00	—	—	(287,326)	51.70
Forfeited/expired	—	—	—	—	—	—	(21,256)	66.72
December 31, 2015	45,443	61.35	173,180	66.05	—	—	5,612,240	60.30
Authorized	—	—	—	—	—	—	—	—
Granted	8,216	63.25	132,800	76.07	43,860	69.70	—	—
Exercised/vested	—	—	(49,130)	54.56	—	—	(1,476,841)	53.40
Forfeited/expired	—	—	—	—	—	—	(46,371)	71.04
December 31, 2016	53,659	61.48	256,850	73.43	43,860	69.70	4,089,028	62.67
Authorized	—	—	—	—	—	—	—	—
Granted	5,447	95.37	99,833	98.90	36,243	92.27	—	—
Exercised/vested	(6,098)	62.29	(39,740)	71.59	—	—	(1,118,122)	60.59
Forfeited/expired	—	—	(4,287)	79.52	—	—	(53,764)	69.78
December 31, 2017	53,008	$64.87	312,656	$81.71	80,103	$79.91	2,917,142	$63.34
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
Other information regarding options outstanding and exercisable as of December 31, 2017 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Number of Shares	Weighted- Average Exercise Price
$45.01	to	$50.00	294,230	$48.00	3.82	294,230	$48.00
50.01	to	55.00	915,923	52.79	3.04	915,923	52.79
65.01	to	70.00	711,477	65.11	7.49	294,507	65.11
70.01	to	75.00	345,195	71.39	5.78	345,195	71.39
75.01	to	80.00	650,317	78.94	6.58	445,131	78.94
		Total	2,917,142	63.34	5.32	2,294,986	61.63
The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $91.3 million and $75.8 million at December 31, 2017.
Shares issued in connection with stock compensation awards are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. Shares issued in connection with stock compensation awards along with other related information were as follows:

	2017	2016	2015
New shares issued from available authorized shares	603,842	—	—
Issued from available treasury stock	547,078	1,509,121	337,056
Total	1,150,920	1,509,121	337,056
Proceeds from stock option exercises	$67,746	$78,866	$14,853
Intrinsic value of stock options exercised	38,275	30,935	5,766
Fair value of stock awards/units vested	4,578	3,679	3,728
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

Stock-based compensation expense and the related income tax benefit is presented in the following table. The service period for performance stock units granted each year begins on January 1 of the following year.

	2017	2016	2015
Stock options	$6,230	$8,235	$9,660
Non-vested stock awards/stock units	4,992	3,044	2,597
Deferred stock-units	519	520	480
Performance stock units	1,272	—	—
Total	$13,013	$11,799	$12,737
Income tax benefit	$4,555	$4,130	$4,458
Unrecognized stock-based compensation expense and the weighted-average period over which the expense is expected to be recognized at December 31, 2017 is presented in the table below. Unrecognized stock-based compensation expense related to performance stock units is presented assuming attainment of the maximum payout rate as set forth by the performance criteria.

	Unrecognized Expense	Weighted-Average Number of Years for Expense Recognition
Stock options	$5,575	1.4
Non-vested stock awards/stock units	14,953	3.0
Performance stock units	5,129	2.1
Total	$25,657
Valuation of Stock-Based Compensation. For the purposes of recognizing stock-based compensation expense, the fair value of non-vested stock awards/stock units and deferred stock units is the market price of the stock on the measurement date, which, for us, is the date of the award. The fair value of performance stock units is determined in a similar manner except that the market price of the stock on the measurement date is discounted by the present value of the dividends expected to be paid on our common stock during the service period of the award because dividend equivalent payments on performance stock units are deferred until such time that the units vest and shares are issued. In applying this discount to the market price of our stock on the measurement date, we assumed we would pay a flat quarterly dividend during the service period equal to our most recent dividend payment, which was $0.57 in 2017 and $0.54 in 2016, discounted at a weighted-average risk-free rate of 1.7% in 2017 and 1.0% in 2016.
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
No stock options were granted during 2017 or 2016. The weighted-average fair value of stock options granted during 2015, estimated using a binomial lattice-based valuation model, was $10.23. The assumptions used to determine the fair value of options granted in 2015 included (i) weighted-average risk free rate of 2.05%, (ii) dividend yield of 3.02%, (iii) weighted-average expected market price volatility of 26.48% and (iv) weighted-average expected term of 5.7 years. Expected volatility is based on the short-term historical volatility (estimated over the most recent two years) and the long-term historical volatility (estimated over a period at least equal to the contractual term of the options) of our stock, and other factors. A variance targeting methodology is utilized to estimate the convergence, or mean reversion, from short-term to long-term volatility within the model. In estimating the fair value of stock options under the binomial lattice-based valuation model, separate groups of employees that have similar historical exercise behavior are considered separately. The expected term of options granted is derived using a regression model and represents the period of time that options granted are expected to be outstanding. Certain groups of employees exhibit different behavior.

Note 12 - Other Non-Interest Income and Expense
Other non-interest income and expense totals are presented in the following tables. Components of these totals exceeding 1% of the aggregate of total net interest income and total non-interest income for any of the years presented are stated separately.

	2017	2016	2015
Other non-interest income:
Other	$37,222	$41,144	$35,656
Total	$37,222	$41,144	$35,656
Other non-interest expense:
Advertising, promotions and public relations	$29,337	$27,677	$28,858
Professional services	27,968	26,664	26,283
Travel/meals and entertainment	15,066	14,393	15,346
Check card expense	12,479	15,572	13,008
Other	90,439	94,682	82,066
Total	$175,289	$178,988	$165,561
Note 13 - Income Taxes
Income tax expense was as follows:

	2017	2016	2015
Current income tax expense	$58,707	$48,748	$59,530
Deferred income tax expense (benefit)	(14,493)	(11,598)	(19,059)
Income tax expense, as reported	$44,214	$37,150	$40,471

Effective tax rate	10.8%	10.9%	12.7%
A reconciliation between reported income tax expense and the amounts computed by applying the U.S. federal statutory income tax rate of 35% to income before income taxes is presented in the following table.

	2017	2016	2015
Income tax expense computed at the statutory rate	$142,927	$119,494	$111,930
Effect of tax-exempt interest	(81,995)	(75,696)	(70,889)
Bank owned life insurance income	(1,116)	(1,260)	(1,255)
Net tax benefit from stock-based compensation	(9,062)	(5,063)	—
Provisional deferred tax adjustment related to reduction in U.S. federal statutory income tax rate	(4,047)	—	—
Correction for prior year tax-exempt interest	(2,906)	—	—
Other	413	(325)	685
Income tax expense, as reported	$44,214	$37,150	$40,471
Income tax expense for 2017 was impacted by the adjustment of our deferred tax assets and liabilities related to the reduction in the U.S. federal statutory income tax rate to 21% under the Tax Cuts and Jobs Act, which was enacted on December 22, 2017. As a result of the new law, which is more fully discussed below, we recognized a provisional net tax benefit totaling $4.0 million, as detailed in the table above. Income tax expense for 2017 was also impacted by the correction of an over-accrual of taxes that resulted from incorrectly classifying certain tax-exempt loans as taxable for federal income tax purposes since 2013. As a result, we recognized tax benefits totaling $2.9 million related to the 2013 through 2016 tax years, as detailed in the table above. During 2016, we adopted a new accounting standard that requires the income tax effects associated with stock-based compensation to be recognized as a component of income tax expense. We recognized net tax benefits related to stock-based compensation totaling $9.1 million in 2017 and $5.1 million in 2016, as detailed in the table above. See Note 1 - Significant Accounting Policies for additional information related to the accounting for the income tax effects of stock-based compensation. There were no unrecognized tax benefits during any of the reported periods. Interest and/or penalties related to income taxes are reported as a component of income tax expense. Such amounts were not significant during the reported periods.

Year-end deferred taxes are presented in the table below. As a result of the Tax Cuts and Jobs Act enacted on December 22, 2017 (discussed below), deferred taxes as of December 31, 2017 are based on the newly enacted U.S. statutory federal income tax rate of 21%. Deferred taxes as of December 31, 2016 are based on the previously enacted U.S. statutory federal income tax rate of 35%.

	2017	2016
Deferred tax assets:
Allowance for loan losses	$32,626	$53,566
Alternative minimum tax carryforward, no expiration date	47,104	30,384
Net actuarial loss on defined benefit post-retirement benefit plans	12,160	21,956
Stock-based compensation	9,904	18,140
Bonus accrual	1,136	7,035
Gain on sale of assets	883	2,485
Transaction costs	875	1,587
Other	3,996	4,449
Total gross deferred tax assets	108,684	139,602
Deferred tax liabilities:
Premises and equipment	(20,236)	(33,777)
Defined benefit post-retirement benefit plans	(9,012)	(14,828)
Intangible assets	(9,014)	(11,697)
Net unrealized gain on securities available for sale and transferred securities	(35,829)	(8,699)
Leases	(1,646)	(3,042)
Section 481(a) change in accounting method (tangible property)	—	(1,694)
Prepaid expenses	(996)	(1,743)
Other	(233)	(436)
Total gross deferred tax liabilities	(76,966)	(75,916)
Net deferred tax asset (liability)	$31,718	$63,686
No valuation allowance for deferred tax assets was recorded at December 31, 2017 and 2016 as management believes it is more likely than not that all of the deferred tax assets will be realized against deferred tax liabilities and projected future taxable income. There were no unrecognized tax benefits during any of the reported periods.
We file income tax returns in the U.S. federal jurisdiction. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2014.
Tax Cuts and Jobs Act. The Tax Cuts and Jobs Act was enacted on December 22, 2017. Among other things, the new law (i) establishes a new, flat corporate federal statutory income tax rate of 21%, (ii) eliminates the corporate alternative minimum tax and allows the use of any such carryforwards to offset regular tax liability for any taxable year, (iii) limits the deduction for net interest expense incurred by U.S. corporations, (iv) allows businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets, (v) eliminates or reduces certain deductions related to meals and entertainment expenses, (vi) modifies the limitation on excessive employee remuneration to eliminate the exception for performance-based compensation and clarifies the definition of a covered employee and (vii) limits the deductibility of deposit insurance premiums. The Tax Cuts and Jobs Act also significantly changes U.S. tax law related to foreign operations, however, such changes do not currently impact us.
As stated above, as a result of the enactment of the Tax Cuts and Jobs Act on December 22, 2017, we remeasured our deferred tax assets and liabilities based upon the newly enacted U.S. statutory federal income tax rate of 21%, which is the tax rate at which these assets and liabilities are expected to reverse in the future. Notwithstanding the foregoing, we are still analyzing certain aspects of the new law and refining our calculations, which could affect the measurement of these assets and liabilities or give rise to new deferred tax amounts. Nonetheless, we recognized a provisional net tax benefit related to the remeasurement of our deferred tax assets and liabilities totaling $4.0 million.

Note 14 - Other Comprehensive Income (Loss)
The tax effects allocated to each component of other comprehensive income (loss) were as follows:

	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
2017
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$157,016	$48,626	$108,390
Change in net unrealized gain on securities transferred to held to maturity	(16,193)	(5,668)	(10,525)
Reclassification adjustment for net (gains) losses included in net income	4,941	1,729	3,212
Total securities available for sale and transferred securities	145,764	44,687	101,077
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	(597)	(126)	(471)
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	5,429	1,900	3,529
Total defined-benefit post-retirement benefit plans	4,832	1,774	3,058
Total other comprehensive income (loss)	$150,596	$46,461	$104,135

2016
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(175,061)	$(61,271)	$(113,790)
Change in net unrealized gain on securities transferred to held to maturity	(32,207)	(11,272)	(20,935)
Reclassification adjustment for net (gains) losses included in net income	(14,975)	(5,242)	(9,733)
Total securities available for sale and transferred securities	(222,243)	(77,785)	(144,458)
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	1,914	670	1,244
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	7,274	2,546	4,728
Total defined-benefit post-retirement benefit plans	9,188	3,216	5,972
Total other comprehensive income (loss)	$(213,055)	$(74,569)	$(138,486)

2015
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(12,450)	$(4,358)	$(8,092)
Change in net unrealized gain on securities transferred to held to maturity	(33,601)	(11,760)	(21,841)
Reclassification adjustment for net (gains) losses included in net income	(69)	(24)	(45)
Total securities available for sale and transferred securities	(46,120)	(16,142)	(29,978)
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	(3,877)	(1,357)	(2,520)
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	6,995	2,448	4,547
Total defined-benefit post-retirement benefit plans	3,118	1,091	2,027
Total other comprehensive income (loss)	$(43,002)	$(15,051)	$(27,951)

Activity in accumulated other comprehensive income, net of tax, was as follows:

	Securities Available For Sale	Defined Benefit Plans	Accumulated Other Comprehensive Income
Balance January 1, 2017	$16,153	$(40,776)	$(24,623)
Other comprehensive income (loss) before reclassification	97,865	(471)	97,394
Amounts reclassified from accumulated other comprehensive income (loss)	3,212	3,529	6,741
Net other comprehensive income (loss) during period	101,077	3,058	104,135
Balance December 31, 2017	$117,230	$(37,718)	$79,512

Balance January 1, 2016	$160,611	$(46,748)	$113,863
Other comprehensive income (loss) before reclassification	(134,725)	1,244	(133,481)
Amounts reclassified from accumulated other comprehensive income (loss)	(9,733)	4,728	(5,005)
Net other comprehensive income (loss) during period	(144,458)	5,972	(138,486)
Balance December 31, 2016	$16,153	$(40,776)	$(24,623)

Balance January 1, 2015	$190,589	$(48,775)	$141,814
Other comprehensive income (loss) before reclassification	(29,933)	(2,520)	(32,453)
Amounts reclassified from accumulated other comprehensive income (loss)	(45)	4,547	4,502
Net other comprehensive income (loss) during period	(29,978)	2,027	(27,951)
Balance December 31, 2015	$160,611	$(46,748)	$113,863
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

The notional amounts and estimated fair values of interest rate derivative contracts outstanding at December 31, 2017 and 2016 are presented in the following table. The fair values of interest rate derivative contracts are estimated utilizing internal valuation models with observable market data inputs, or as determined by the Chicago Mercantile Exchange (“CME”) for centrally cleared derivative contracts. Beginning in 2017, CME rules legally characterize variation margin payments for centrally cleared derivatives as settlements of the derivatives' exposure rather than collateral. As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting and financial reporting purposes. Variation margin, as determined by the CME, is settled daily. As a result, derivative contracts that clear through the CME have an estimated fair value of zero as of December 31, 2017.

	December 31, 2017		December 31, 2016
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivatives designated as hedges of fair value:
Financial institution counterparties:
Loan/lease interest rate swaps - assets	$13,679	$242	$41,818	$368
Loan/lease interest rate swaps - liabilities	11,147	(593)	18,812	(1,278)
Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan/lease interest rate swaps - assets	430,449	1,418	206,745	2,649
Loan/lease interest rate swaps - liabilities	541,496	(12,820)	694,965	(25,466)
Loan/lease interest rate caps - assets	114,619	480	85,966	575
Customer counterparties:
Loan/lease interest rate swaps - assets	541,496	17,882	694,965	25,467
Loan/lease interest rate swaps - liabilities	430,449	(4,861)	206,745	(2,649)
Loan/lease interest rate caps - liabilities	114,619	(480)	85,966	(575)
The weighted-average rates paid and received for interest rate swaps outstanding at December 31, 2017 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Fair value hedge loan/lease interest rate swaps	3.09%	1.47%
Non-hedging interest rate swaps - financial institution counterparties	3.93	2.97
Non-hedging interest rate swaps - customer counterparties	2.97	3.93
The weighted-average strike rate for outstanding interest rate caps was 3.07% at December 31, 2017.

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

		December 31, 2017		December 31, 2016
	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Oil - assets	Barrels	253	$193	227	$206
Oil - liabilities	Barrels	2,731	(13,448)	944	(4,400)
Natural gas - assets	MMBTUs	5,927	1,399	—	—
Natural gas - liabilities	MMBTUs	3,917	(326)	1,299	(1,357)
Customer counterparties:
Oil - assets	Barrels	2,731	13,709	944	4,580
Oil - liabilities	Barrels	253	(187)	227	(206)
Natural gas - assets	MMBTUs	3,917	340	1,299	1,393
Natural gas - liabilities	MMBTUs	5,927	(1,366)	—	—
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

		December 31, 2017		December 31, 2016
	Notional Currency	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Forward contracts - assets	EUR	4,014	$77	—	$—
Forward contracts - assets	GBP	127	1	—	—
Forward contracts - liabilities	EUR	4,846	(37)	870	(9)
Forward contracts - liabilities	CAD	25,413	(142)	2,214	(21)
Forward contracts - liabilities	GBP	1,178	(9)	419	(3)
Customer counterparties:
Forward contracts - assets	EUR	3,867	58	—	—
Forward contracts - assets	CAD	25,282	279	2,205	29
Forward contracts - liabilities	EUR	4,041	(51)	—	—
Forward contracts - liabilities	GBP	127	—	—	—
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

Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	2017	2016	2015
Commercial loan/lease interest rate swaps:
Amount of gain (loss) included in interest income on loans	$(726)	$(1,362)	$(1,796)
Amount of (gain) loss included in other non-interest expense	(14)	(44)	11
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

	2017	2016	2015
Non-hedging interest rate derivatives:
Other non-interest income	$3,123	$2,883	$2,580
Other non-interest expense	1	—	(43)
Non-hedging commodity derivatives:
Other non-interest income	440	421	208
Non-hedging foreign currency derivatives:
Other non-interest income	300	30	78
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
Our credit exposure relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with bank customers was approximately $30.8 million at December 31, 2017. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. Our credit exposure, net of collateral pledged, relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with upstream financial institution counterparties was approximately $7.6 million at December 31, 2017. This amount was primarily related to excess collateral we posted to counterparties. Collateral levels for upstream financial institution counterparties are monitored and adjusted as necessary. See Note 16 – Balance Sheet Offsetting and Repurchase Agreements for additional information regarding our credit exposure with upstream financial institution counterparties.
The aggregate fair value of securities we posted as collateral related to derivative contracts totaled $10.7 million at December 31, 2017. At such date, we also had $19.6 million in cash collateral on deposit with other financial institution counterparties.
Note 16 - Balance Sheet Offsetting and Repurchase Agreements
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
Information about financial instruments that are eligible for offset in the consolidated balance sheet as of December 31, 2017 is presented in the following tables.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
December 31, 2017
Financial assets:
Derivatives:
Loan/lease interest rate swaps and caps	$2,140	$—	$2,140
Commodity swaps and options	1,592	—	1,592
Foreign currency forward contracts	78	—	78
Total derivatives	3,810	—	3,810
Resell agreements	9,642	—	9,642
Total	$13,452	$—	$13,452
Financial liabilities:
Derivatives:
Loan/lease interest rate swaps	$13,413	$—	$13,413
Commodity swaps and options	13,774	—	13,774
Foreign currency forward contracts	188	—	188
Total derivatives	27,375	—	27,375
Repurchase agreements	1,117,199	—	1,117,199
Total	$1,144,574	$—	$1,144,574

		Gross Amounts Not Offset
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
December 31, 2017
Financial assets:
Derivatives:
Counterparty A	$395	$(395)	$—	$—
Counterparty B	1,028	(1,028)	—	—
Counterparty C	55	(55)	—	—
Counterparty D	—	—	—	—
Other counterparties	2,332	(1,830)	(387)	115
Total derivatives	3,810	(3,308)	(387)	115
Resell agreements	9,642	—	(9,642)	—
Total	$13,452	$(3,308)	$(10,029)	$115
Financial liabilities:
Derivatives:
Counterparty A	$7,397	$(395)	$(7,002)	$—
Counterparty B	4,466	(1,028)	(3,101)	337
Counterparty C	1,520	(55)	(1,450)	15
Counterparty D	—	—	—	—
Other counterparties	13,992	(1,830)	(11,215)	947
Total derivatives	27,375	(3,308)	(22,768)	1,299
Repurchase agreements	1,117,199	—	(1,117,199)	—
Total	$1,144,574	$(3,308)	$(1,139,967)	$1,299

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
The remaining contractual maturity of repurchase agreements in the consolidated balance sheets as of December 31, 2017 and December 31, 2016 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
December 31, 2017
Repurchase agreements:
U.S. Treasury	$1,036,891	$—	$—	$—	$1,036,891
Residential mortgage-backed securities	80,308	—	—	—	80,308
Total borrowings	$1,117,199	$—	$—	$—	$1,117,199
Gross amount of recognized liabilities for repurchase agreements					$1,117,199
Amounts related to agreements not included in offsetting disclosures above					$—

December 31, 2016
Repurchase agreements:
U.S. Treasury	$841,475	$—	$—	$—	$841,475
Residential mortgage-backed securities	121,842	—	—	—	121,842
Total borrowings	$963,317	$—	$—	$—	$963,317
Gross amount of recognized liabilities for repurchase agreements					$963,317
Amounts related to agreements not included in offsetting disclosures above					$—
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

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
2017
Securities available for sale:
U.S. Treasury	$3,445,153	$—	$—	$3,445,153
Residential mortgage-backed securities	—	665,086	—	665,086
States and political subdivisions	—	6,336,209	—	6,336,209
Other	—	42,561	—	42,561
Trading account securities:
U.S. Treasury	19,210	—	—	19,210
States and political subdivisions	—	1,888	—	1,888
Derivative assets:
Interest rate swaps, caps and floors	—	20,022	—	20,022
Commodity swaps and options	—	14,408	1,233	15,641
Foreign currency forward contracts	415	—	—	415
Derivative liabilities:
Interest rate swaps, caps and floors	—	18,754	—	18,754
Commodity swaps and options	—	15,327	—	15,327
Foreign currency forward contracts	239	—	—	239
2016
Securities available for sale:
U.S. Treasury	$4,019,731	$—	$—	$4,019,731
Residential mortgage-backed securities	—	785,167	—	785,167
States and political subdivisions	—	5,355,885	—	5,355,885
Other	—	42,494	—	42,494
Trading account securities:
U.S. Treasury	16,594	—	—	16,594
States and political subdivisions	—	109	—	109
Derivative assets:
Interest rate swaps, caps and floors	—	29,059	—	29,059
Commodity swaps and options	—	6,179	—	6,179
Foreign currency forward contracts	29	—	—	29
Derivative liabilities:
Interest rate swaps, caps and floors	—	29,968	—	29,968
Commodity swaps and options	—	5,963	—	5,963
Foreign currency forward contracts	33	—	—	33
Derivative assets, measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the reported periods consist of commodity swaps sold to loan customers. The significant unobservable (Level 3) inputs used in the fair value measurement of these commodity swaps sold to loan customers primarily relate to the probability of default and loss severity in the event of default. The probability of default is determined by the underlying risk grade of the loan (see Note 3 – Loans) underlying the commodity swap in that the probability of default increases as a loan’s risk grade deteriorates, while the loss severity is estimated through an analysis of the collateral supporting both the underlying loan and commodity swap. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity. As of December 31, 2017, 2017, the weighted-average risk grade of loans underlying commodity swaps measured at fair value using significant unobservable (Level 3) inputs was 12.0. The weighted-average loss severity in the event of default on the commodity swaps was 15.4%. A reconciliation of the beginning and ending balances of derivative assets measured at fair value on a recurring basis using significant unobservable (Level 3) inputs is not presented as such amounts were not significant during the reported periods.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets measured at fair value on a non-recurring basis during the reported periods include certain impaired loans reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data, typically in the case of real estate collateral, or Level 3 inputs based on customized discounting criteria, typically in the case of non-real estate collateral such as inventory, accounts receivable, equipment or other business assets. During the reported periods, all fair value measurements for impaired loans utilized Level 3 inputs.
The following table presents impaired loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral:

	2017	2016	2015
Carrying value of impaired loans before allocations	$75,435	$33,626	$14,921
Specific valuation allowance allocations	(19,533)	(3,961)	(2,765)
Fair value	$55,902	$29,665	$12,156
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
The following table presents foreclosed assets that were remeasured and reported at fair value:

	2017	2016	2015
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$279	$756	$1,102
Charge-offs recognized in the allowance for loan losses	—	(3)	(169)
Fair value	$279	$753	$933
Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$89	$492	$205
Write-downs included in other non-interest expense	(16)	(217)	(36)
Fair value	$73	$275	$169
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
The estimated fair values of financial instruments that are reported at amortized cost in our consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	December 31, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$5,053,047	$5,053,047	$4,141,445	$4,141,445
Securities held to maturity	1,432,098	1,455,791	2,250,460	2,262,747
Cash surrender value of life insurance policies	180,477	180,477	177,884	177,884
Accrued interest receivable	167,508	167,508	156,714	156,714
Level 3 inputs:
Loans, net	12,990,301	12,981,165	11,822,347	11,903,956
Financial liabilities:
Level 2 inputs:
Deposits	26,872,389	26,866,676	25,811,575	25,812,039
Federal funds purchased and repurchase agreements	1,147,824	1,147,824	976,992	976,992
Junior subordinated deferrable interest debentures	136,184	137,115	136,127	137,115
Subordinated notes payable and other borrowings	98,552	105,311	99,990	100,000
Accrued interest payable	3,358	3,358	1,204	1,204
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
Financial results by operating segment are detailed below. Certain prior period amounts have been reclassified to conform to the current presentation. Frost Wealth Advisors excludes off balance sheet managed and custody assets with a total fair value of $32.8 billion, $29.3 billion and $30.7 billion at December 31, 2017, 2016 and 2015.

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
2017
Net interest income (expense)	$856,593	$17,644	$(7,815)	$866,422
Provision for loan losses	35,460	—	—	35,460
Non-interest income	207,810	128,819	(159)	336,470
Non-interest expense	644,072	108,931	6,066	759,069
Income (loss) before income taxes	384,871	37,532	(14,040)	408,363
Income tax expense (benefit)	37,837	13,137	(6,760)	44,214
Net income (loss)	347,034	24,395	(7,280)	364,149
Preferred stock dividends	—	—	8,063	8,063
Net income (loss) available to common shareholders	$347,034	$24,395	$(15,343)	$356,086
Revenues from (expenses to) external customers	$1,064,403	$146,463	$(7,974)	$1,202,892
Average assets (in millions)	$30,391	$43	$16	$30,450

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
2016
Net interest income (expense)	$769,625	$11,335	$(4,624)	$776,336
Provision for loan losses	51,672	1	—	51,673
Non-interest income	229,791	120,102	(185)	349,708
Non-interest expense	624,396	102,062	6,502	732,960
Income (loss) before income taxes	323,348	29,374	(11,311)	341,411
Income tax expense (benefit)	33,683	10,281	(6,814)	37,150
Net income (loss)	289,665	19,093	(4,497)	304,261
Preferred stock dividends	—	—	8,063	8,063
Net income (loss) available to common shareholders	$289,665	$19,093	$(12,560)	$296,198
Revenues from (expenses to) external customers	$999,416	$131,437	$(4,809)	$1,126,044
Average assets (in millions)	$28,795	$34	$3	$28,832

2015
Net interest income (expense)	$732,671	$7,634	$(3,673)	$736,632
Provision for loan losses	51,848	(3)	—	51,845
Non-interest income	205,606	121,489	1,635	328,730
Non-interest expense	589,394	98,405	5,919	693,718
Income (loss) before income taxes	297,035	30,721	(7,957)	319,799
Income tax expense (benefit)	34,997	10,753	(5,279)	40,471
Net income (loss)	262,038	19,968	(2,678)	279,328
Preferred stock dividends	—	—	8,063	8,063
Net income (loss) available to common shareholders	$262,038	$19,968	$(10,741)	$271,265
Revenues from (expenses to) external customers	$938,277	$129,123	$(2,038)	$1,065,362
Average assets (in millions)	$28,023	$36	$2	$28,061
Note 19 - Condensed Financial Statements of Parent Company
Condensed financial statements pertaining only to Cullen/Frost Bankers, Inc. are presented below. Investments in subsidiaries are stated using the equity method of accounting.
Condensed Balance Sheets

	December 31,
	2017	2016
Assets:
Cash	$9,301	$9,854
Resell agreements	256,000	279,270
Total cash and cash equivalents	265,301	289,124
Investment in subsidiaries	3,274,921	2,949,346
Accrued interest receivable and other assets	3,006	5,799
Total assets	$3,543,228	$3,244,269
Liabilities:
Junior subordinated deferrable interest debentures, net of unamortized issuance costs	$136,184	$136,127
Subordinated notes, net of unamortized issuance costs	98,552	99,990
Accrued interest payable and other liabilities	10,629	5,624
Total liabilities	245,365	241,741
Shareholders’ Equity	3,297,863	3,002,528
Total liabilities and shareholders’ equity	$3,543,228	$3,244,269

Condensed Statements of Income

	Year Ended December 31,
	2017	2016	2015
Income:
Dividend income paid by Frost Bank	$149,671	$141,377	$126,375
Dividend income paid by non-banks	915	895	1,830
Interest and other income	421	33	82
Total income	151,007	142,305	128,287
Expenses:
Interest expense	7,815	4,624	3,673
Salaries and employee benefits	1,202	1,828	1,376
Other	6,373	5,933	5,727
Total expenses	15,390	12,385	10,776
Income before income taxes and equity in undistributed earnings of subsidiaries	135,617	129,920	117,511
Income tax benefit	7,092	7,015	6,062
Equity in undistributed earnings of subsidiaries	221,440	167,326	155,755
Net income	364,149	304,261	279,328
Preferred stock dividends	8,063	8,063	8,063
Net income available to common shareholders	$356,086	$296,198	$271,265
Condensed Statements of Cash Flows

	Year Ended December 31,
	2017	2016	2015
Operating Activities:
Net income	$364,149	$304,261	$279,328
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(221,440)	(167,326)	(155,755)
Stock-based compensation	519	520	480
Net tax benefit from stock-based compensation	318	185	161
Net change in other assets and other liabilities	7,665	(940)	2,460
Net cash from operating activities	151,211	136,700	126,674

Investing Activities:
Redemption of investment in Frost Securities, Inc.	—	—	216
Net cash from investing activities	—	—	216

Financing Activities:
Proceeds from issuance of subordinated notes	98,434	—	—
Principal payments on subordinated notes	(100,000)	—	—
Proceeds from stock option exercises	67,746	78,866	14,853
Proceeds from stock-based compensation activities of subsidiaries	12,494	11,279	12,257
Purchase of treasury stock	(101,473)	(1,290)	(101,237)
Cash dividends paid on preferred stock	(8,063)	(8,063)	(8,063)
Cash dividends paid on common stock	(144,172)	(134,902)	(132,161)
Net cash from financing activities	(175,034)	(54,110)	(214,351)
Net change in cash and cash equivalents	(23,823)	82,590	(87,461)
Cash and cash equivalents at beginning of year	289,124	206,534	293,995
Cash and cash equivalents at end of year	$265,301	$289,124	$206,534

Note 20 - Accounting Standards Updates
Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. Our revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. ASU 2014-09 will require us to change how we recognize certain recurring revenue streams within trust and investment management fees, insurance commissions and fees and other insignificant components of non-interest income; however, these changes will not have a significant impact on our financial statements. ASU 2014-09 will be effective for us on January 1, 2018 using a modified retrospective transition approach and will not have a significant impact on our financial statements.
ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. ASU 2016-01 will be effective for us on January 1, 2018 and will not have a significant impact on our financial statements.
ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2016-02 will be effective for us on January 1, 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Notwithstanding the foregoing, in January 2018, the Financial Accounting Standards Board issued a proposal to provide an additional transition method that would allow entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead recognized a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We are currently evaluating the potential impact of ASU 2016-02 on our financial statements. In that regard, we have selected, and will soon implement, a third-party vendor solution to assist us in the application of ASU 2016-02.
ASU 2016-05,“Derivatives and Hedging (Topic 815) Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under ASC Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-05 became effective for us on January 1, 2017 and did not have a significant impact on our financial statements.

ASU 2016-07, “Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” ASU 2016-07 affects all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. ASU 2016-07 simplifies the transition to the equity method of accounting by eliminating retroactive adjustment of the investment when an investment qualifies for use of the equity method, among other things. ASU 2016-07 became effective for us on January 1, 2017 and did not have a significant impact on our financial statements.
ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Under ASU 2016-09 all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also provided that an entity make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP at the time) or account for forfeitures when they occur. ASU 2016-09 changed the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. We elected to adopt the provisions of ASU 2016-09 in 2016 in advance of the required application date of January 1, 2017. See Note 1 - Summary of Significant Accounting Policies and Note 13 - Income Taxes.
ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective on January 1, 2020. We are currently evaluating the potential impact of ASU 2016-13 on our financial statements. In that regard, we have formed a cross-functional working group, under the direction of our Chief Financial Officer and our Chief Risk Officer. The working group is comprised of individuals from various functional areas including credit, risk management, finance and information technology, among others. We are currently developing an implementation plan to include assessment of processes, portfolio segmentation, model development, system requirements and the identification of data and resource needs, among other things. We are also currently evaluating selected third-party vendor solutions to assist us in the application of the ASU 2016-13. The adoption of ASU 2016-13 is likely to result in an increase in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate that we establish an allowance for expected credit losses on debt securities. While we are currently unable to reasonably estimate the impact of adopting ASU 2016-13, we expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.
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
ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates Step 2 from the goodwill impairment test which required entities to compute the implied fair value of goodwill. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 will be effective for us on January 1, 2020, with earlier adoption permitted and is not expected to have a significant impact on our financial statements.
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

[THIS PAGE INTENTIONALLY LEFT BLANK]

Cullen/Frost Bankers, Inc.
Consolidated Average Balance Sheets
(Dollars in thousands - tax-equivalent basis)
The following unaudited schedule is presented for additional information and analysis.

	Year Ended December 31,
		2017			2016
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$3,579,737	$41,608	1.16%	$3,062,189	$16,103	0.53%
Federal funds sold and resell agreements	73,140	936	1.28	42,361	272	0.64
Securities:
Taxable	4,892,827	92,979	1.92	5,251,192	103,025	2.01
Tax-exempt	7,353,279	391,730	5.37	6,806,448	369,335	5.57
Total securities	12,246,106	484,709	3.99	12,057,640	472,360	4.02
Loans, net of unearned discount	12,460,148	542,703	4.36	11,554,823	463,299	4.01
Total earning assets and average rate earned	28,359,131	1,069,956	3.79	26,717,013	952,034	3.60
Cash and due from banks	505,611			513,441
Allowance for loan losses	(153,505)			(151,901)
Premises and equipment, net	522,625			562,875
Accrued interest receivable and other assets	1,216,345			1,190,665
Total assets	$30,450,207			$28,832,093
Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$10,155,502			$9,215,962
Correspondent banks	245,759			310,445
Public funds	418,165			507,912
Total non-interest-bearing demand deposits	10,819,426			10,034,319
Interest-bearing deposits:
Private accounts:
Savings and interest checking	6,376,855	1,303	0.02	5,745,385	1,054	0.02
Money market deposit accounts	7,502,494	12,721	0.17	7,466,252	4,673	0.06
Time accounts	775,940	1,764	0.23	811,102	1,331	0.16
Public funds	430,203	1,400	0.33	454,786	190	0.04
Total interest-bearing deposits	15,085,492	17,188	0.11	14,477,525	7,248	0.05
Total deposits	25,904,918			24,511,844
Federal funds purchased and repurchase agreements	978,571	1,522	0.16	770,942	204	0.03
Junior subordinated deferrable interest debentures	136,157	3,955	2.90	136,100	3,281	2.41
Subordinated notes payable and other notes	90,037	3,860	4.29	99,933	1,343	1.34
Federal Home Loan Bank advances	—	—	—	—	—	—
Total interest-bearing liabilities and average rate paid	16,290,257	26,525	0.16	15,484,500	12,076	0.08
Accrued interest payable and other liabilities	167,260			254,378
Total liabilities	27,276,943			25,773,197
Shareholders’ equity	3,173,264			3,058,896
Total liabilities and shareholders’ equity	$30,450,207			$28,832,093
Net interest income		$1,043,431			$939,958
Net interest spread			3.63%			3.52%
Net interest income to total average earning assets			3.69%			3.56%
For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale, while yields are based on average amortized cost.

Year Ended December 31,
2015			2014			2013			2012
Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost

$3,047,515	$8,123	0.27%	$4,189,110	$10,725	0.26%	$2,849,467	$7,284	0.26%	$1,589,110	$4,300	0.27%
24,695	107	0.43	19,683	83	0.42	17,259	82	0.48	25,364	104	0.41

5,438,973	112,601	2.11	4,439,993	93,087	2.14	5,276,574	97,873	1.90	6,496,224	132,432	2.10
6,175,925	340,417	5.59	4,929,665	271,543	5.58	3,618,347	206,442	5.75	2,448,191	150,807	6.68
11,614,898	453,018	3.97	9,369,658	364,630	3.96	8,894,921	304,315	3.48	8,944,415	283,239	3.31
11,267,402	439,651	3.90	10,299,025	447,036	4.34	9,229,574	421,114	4.56	8,456,818	407,284	4.82
25,954,510	900,899	3.50	23,877,476	822,474	3.47	20,991,221	732,795	3.52	19,015,707	694,927	3.73
531,534			554,439			559,361			573,023
(107,799)			(97,932)			(96,426)			(108,073)
513,624			363,790			310,544			321,137
1,168,757			1,068,528			985,722			1,023,299
$28,060,626			$25,766,301			$22,750,422			$20,825,093

$9,334,604			$8,384,376			$6,967,933			$6,300,944
353,766			351,803			323,706			332,136
491,440			388,851			366,135			388,847
10,179,810			9,125,030			7,657,774			7,021,927

4,831,927	996	0.02	4,211,336	924	0.02	3,608,273	1,321	0.04	3,018,116	1,618	0.05
7,715,890	6,418	0.08	7,342,967	7,852	0.11	6,596,764	10,091	0.15	5,834,822	12,085	0.21
874,368	1,473	0.17	966,420	2,053	0.21	970,984	2,468	0.25	1,025,022	3,783	0.37
438,763	137	0.03	407,006	193	0.05	434,299	579	0.13	392,213	613	0.16
13,860,948	9,024	0.07	12,927,729	11,022	0.09	11,610,320	14,459	0.12	10,270,173	18,099	0.18
24,040,758			22,052,759			19,268,094			17,292,100
648,851	167	0.03	560,841	134	0.02	538,656	121	0.02	603,934	140	0.02
136,042	2,725	2.00	130,477	2,488	1.89	122,524	6,426	5.19	122,466	6,806	5.50
99,814	948	0.95	99,693	893	0.89	99,573	939	0.94	99,454	1,705	1.71
—	—	—	—	—	—	1	—	6.00	16	1	6.00
14,745,655	12,864	0.09	13,718,740	14,537	0.11	12,371,074	21,945	0.18	11,096,043	26,751	0.24
239,969			210,305			266,533			334,378
25,165,434			23,054,075			20,295,381			18,452,348
2,895,192			2,712,226			2,455,041			2,372,745
$28,060,626			$25,766,301			$22,750,422			$20,825,093
	$888,035			$807,937			$710,850			$668,176
		3.41%			3.36%			3.34%			3.49%
		3.45%			3.41%			3.41%			3.59%

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
As of December 31, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (“2013 framework”). Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2017, based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2017. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2017, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”
Attestation Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Cullen/Frost Bankers, Incorporated

Opinion on Internal Control over Financial Reporting
We have audited Cullen/Frost Bankers, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cullen/Frost Bankers, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on all COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States)(PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes of the Company and our report dated February 7, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

San Antonio, Texas
February 7, 2018
ITEM 9B. OTHER INFORMATION
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information regarding executive officers is included under the section captioned “Executive Officers of the Registrant” in Part I, Item 1, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Certain information regarding securities authorized for issuance under our equity compensation plans is included under the section captioned “Stock-Based Compensation Plans” in Part II, Item 5, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

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

3.	Exhibits. The exhibits to this Annual Report on Form 10-K listed below have been included only with the copy of this report filed with the Securities and Exchange Commission.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

3.1	Restated Articles of Incorporation of Cullen/Frost Bankers, Inc.		10-Q	001-13221	3.1	7/26/2006
3.2	Amended and Restated Bylaws of Cullen/Frost Bankers, Inc.		8-K	001-13221	3.2	1/28/2016
3.3	Certificate of Designations of 5.375% Non-Cumulative Perpetual Preferred Stock, Series A		8-A	001-13221	3.3	2/15/2013
4.1P*	Instruments Defining the Rights of Holders of Long-Term Debt
10.1+	Restoration of Retirement Income Plan for Participants in the Retirement Plan for Employees of Cullen/Frost Bankers, Inc. and its Affiliates (as amended and restated)		10-K	001-13221	10.1	3/31/1999
10.2P+	1991 Thrift Incentive Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. and its Affiliates		S-8	33-39478	4.4	3/18/1991
10.3+	Cullen/Frost Bankers, Inc. Supplemental Executive Retirement Plan		10-K	001-13221	10.13	3/30/1995
10.4+	Change-In-Control Agreements with 2 Executive Officers	X
10.5+	Change-In-Control Agreements with 5 Executive Officers	X
10.6+	Amendment to Change-In-Control Agreements with 7 Executive Officers	X
10.7+	Deferred Compensation Plan for Covered Employees		10-K	001-13221	10.11	3/28/2003
10.8+	Cullen/Frost Restoration Profit Sharing Plan		10-K	001-13221	10.12	2/4/2005
10.9+	2005 Omnibus Incentive Plan		DEF 14A	001-13221	Annex A	3/20/2013
10.10+	2007 Outside Director Incentive Plan		S-8	333-143397	4.4	5/31/2007
10.11+	2015 Omnibus Incentive Plan		DEF 14A	001-13221	Annex A	3/23/2015
10.12+	Amendment to the 2015 Omnibus Incentive Plan		10-K	011-13221	10.12	2/3/2017
10.13	Amendment to the Profit Sharing Plan	X
10.14	Amendment to the 401(k) Plan	X
10.15	Amendment to the Retirement Plan	X
21.1	Subsidiaries of Cullen/Frost Bankers, Inc.	X
23.1	Consent of Independent Registered Public Accounting Firm	X
24.1	Power of Attorney	X
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer	X
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer	X
32.1++	Section 1350 Certification of the Chief Executive Officer	X
32.2++	Section 1350 Certification of the Chief Financial Officer	X
101	Interactive Data File	X
_________________________

*	We agree to furnish to the SEC, upon request, copies of any such instruments.

+	Management contract or compensatory plan or arrangement.

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

Date:	February 7, 2018	CULLEN/FROST BANKERS, INC.
(Registrant)

		By:	/s/ JERRY SALINAS
Jerry Salinas Group Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PHILLIP D. GREEN*	Chairman of the Board, Director and Chief Executive Officer (Principal Executive Officer)	February 7, 2018
Phillip D. Green

/s/ JERRY SALINAS	Group Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 7, 2018
Jerry Salinas

/s/ R. DENNY ALEXANDER*	Director	February 7, 2018
R. Denny Alexander

/s/ CARLOS ALVAREZ*	Director	February 7, 2018
Carlos Alvarez

/s/ CHRIS AVERY*	Director	February 7, 2018
Chris Avery

/s/ SAM DAWSON*	Director	February 7, 2018
Sam Dawson

/s/ CRAWFORD H. EDWARDS*	Director	February 7, 2018
Crawford H. Edwards

/s/ RUBEN M. ESCOBEDO*	Director	February 7, 2018
Ruben M. Escobedo

/s/ PATRICK B. FROST*	Director and President of Frost Bank	February 7, 2018
Patrick B. Frost

/s/ DAVID J. HAEMISEGGER*	Director	February 7, 2018
David J. Haemisegger

/s/ KAREN E. JENNINGS*	Director	February 7, 2018
Karen E. Jennings

/s/ RICHARD M. KLEBERG, III*	Director	February 7, 2018
Richard M. Kleberg, III

/s/ CHARLES W. MATTHEWS*	Director	February 7, 2018
Charles W. Matthews

/s/ IDA CLEMENT STEEN*	Director	February 7, 2018
Ida Clement Steen

/s/ GRAHAM WESTON*	Director	February 7, 2018
Graham Weston

/s/ HORACE WILKINS, JR.*	Director	February 7, 2018
Horace Wilkins, Jr.

*By: /s/ JERRY SALINAS	Group Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 7, 2018
Jerry Salinas As attorney-in-fact for the persons indicated