Form 10-Q
period 2018-09-30
CULLEN/FROST BANKERS, INC.
filed 2018-10-25
CIK 39263

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2018
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of October 18, 2018 there were 63,944,066 shares of the registrant’s Common Stock, $.01 par value, outstanding.

Cullen/Frost Bankers, Inc.
Quarterly Report on Form 10-Q
September 30, 2018

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Cullen/Frost Bankers, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	September 30, 2018	December 31, 2017
Assets:
Cash and due from banks	$505,333	$545,542
Interest-bearing deposits	2,430,289	4,347,538
Federal funds sold and resell agreements	483,867	159,967
Total cash and cash equivalents	3,419,489	5,053,047
Securities held to maturity, at amortized cost	1,111,762	1,432,098
Securities available for sale, at estimated fair value	11,178,591	10,489,009
Trading account securities	22,238	21,098
Loans, net of unearned discounts	13,814,838	13,145,665
Less: Allowance for loan losses	(137,578)	(155,364)
Net loans	13,677,260	12,990,301
Premises and equipment, net	541,236	520,958
Goodwill	654,952	654,952
Other intangible assets, net	3,980	5,073
Cash surrender value of life insurance policies	182,603	180,477
Accrued interest receivable and other assets	431,291	400,867
Total assets	$31,223,402	$31,747,880

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$10,840,513	$11,197,093
Interest-bearing deposits	15,508,341	15,675,296
Total deposits	26,348,854	26,872,389
Federal funds purchased and repurchase agreements	1,083,777	1,147,824
Junior subordinated deferrable interest debentures, net of unamortized issuance costs	136,227	136,184
Subordinated notes, net of unamortized issuance costs	98,669	98,552
Accrued interest payable and other liabilities	247,629	195,068
Total liabilities	27,915,156	28,450,017

Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; 6,000,000 Series A shares ($25 liquidation preference) issued at September 30, 2018 and December 31, 2017	144,486	144,486
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 64,236,306 shares issued at September 30, 2018 and December 31, 2017	642	642
Additional paid-in capital	962,917	953,361
Retained earnings	2,369,259	2,187,069
Accumulated other comprehensive income (loss), net of tax	(141,235)	79,512
Treasury stock, at cost; 313,490 shares at September 30, 2018 and 760,720 shares at December 31, 2017	(27,823)	(67,207)
Total shareholders’ equity	3,308,246	3,297,863
Total liabilities and shareholders’ equity	$31,223,402	$31,747,880
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income:
Loans, including fees	$172,333	$138,400	$487,668	$392,073
Securities:
Taxable	21,339	23,203	63,085	72,032
Tax-exempt	59,200	54,939	173,209	167,321
Interest-bearing deposits	14,445	10,800	42,456	26,712
Federal funds sold and resell agreements	1,399	244	3,575	514
Total interest income	268,716	227,586	769,993	658,652
Interest expense:
Deposits	22,201	5,668	50,414	9,709
Federal funds purchased and repurchase agreements	2,292	523	3,557	849
Junior subordinated deferrable interest debentures	1,394	1,020	3,847	2,890
Other long-term borrowings	1,164	1,164	3,492	2,696
Total interest expense	27,051	8,375	61,310	16,144
Net interest income	241,665	219,211	708,683	642,508
Provision for loan losses	2,650	10,980	17,846	27,358
Net interest income after provision for loan losses	239,015	208,231	690,837	615,150
Non-interest income:
Trust and investment management fees	30,801	27,493	89,509	81,690
Service charges on deposit accounts	21,569	20,967	63,554	62,934
Insurance commissions and fees	11,037	10,892	37,573	34,441
Interchange and debit card transaction fees	3,499	5,884	10,103	17,150
Other charges, commissions and fees	9,580	10,493	27,860	29,983
Net gain (loss) on securities transactions	(34)	(4,867)	(113)	(4,917)
Other	11,205	10,753	35,682	25,114
Total non-interest income	87,657	81,615	264,168	246,395
Non-interest expense:
Salaries and wages	87,547	84,388	259,434	247,895
Employee benefits	18,355	17,730	58,257	57,553
Net occupancy	19,894	19,391	59,089	57,781
Technology, furniture and equipment	21,004	18,743	61,142	54,983
Deposit insurance	4,694	4,862	14,178	15,347
Intangible amortization	336	405	1,093	1,301
Other	41,838	41,304	125,994	127,929
Total non-interest expense	193,668	186,823	579,187	562,789
Income before income taxes	133,004	103,023	375,818	298,756
Income taxes	15,160	9,892	40,153	35,131
Net income	117,844	93,131	335,665	263,625
Preferred stock dividends	2,016	2,016	6,047	6,047
Net income available to common shareholders	$115,828	$91,115	$329,618	$257,578

Earnings per common share:
Basic	$1.80	$1.43	$5.13	$4.02
Diluted	1.78	1.41	5.08	3.98
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$117,844	$93,131	$335,665	$263,625
Other comprehensive income (loss), before tax:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	(96,147)	7,082	(286,935)	131,283
Change in net unrealized gain on securities transferred to held to maturity	(3,764)	(3,514)	(8,424)	(13,660)
Reclassification adjustment for net (gains) losses included in net income	34	4,867	113	4,917
Total securities available for sale and transferred securities	(99,877)	8,435	(295,246)	122,540
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	—	—	—	—
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	1,250	1,357	3,751	4,072
Total defined-benefit post-retirement benefit plans	1,250	1,357	3,751	4,072
Other comprehensive income (loss), before tax	(98,627)	9,792	(291,495)	126,612
Deferred tax expense (benefit)	(20,711)	3,427	(61,213)	44,314
Other comprehensive income (loss), net of tax	(77,916)	6,365	(230,282)	82,298
Comprehensive income (loss)	$39,928	$99,496	$105,383	$345,923
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Three months ended:
September 30, 2018
Balance at beginning of period	$144,486	$642	$960,121	$2,297,099	$(63,319)	$(29,517)	$3,309,512
Net income	—	—	—	117,844	—	—	117,844
Other comprehensive loss, net of tax	—	—	—	—	(77,916)	—	(77,916)
Stock option exercises/stock unit conversions (19,232 shares)	—	—	—	(575)	—	1,694	1,119
Stock-based compensation expense recognized in earnings	—	—	2,796	—	—	—	2,796
Cash dividends – preferred stock (approximately $0.34 per share)	—	—	—	(2,016)	—	—	(2,016)
Cash dividends - common stock ($0.67 per share)	—	—	—	(43,093)	—	—	(43,093)
Balance at end of period	$144,486	$642	$962,917	$2,369,259	$(141,235)	$(27,823)	$3,308,246

September 30, 2017
Balance at beginning of period	$144,486	$642	$948,593	$2,078,898	$51,310	$—	$3,223,929
Net income	—	—	—	93,131	—	—	93,131
Other comprehensive income, net of tax	—	—	—	—	6,365	—	6,365
Stock option exercises/stock unit conversions (22,724 shares)	—	—	578	(393)	—	1,088	1,273
Stock-based compensation expense recognized in earnings	—	—	2,722	—	—	—	2,722
Purchase of treasury stock (1,134,966 shares)	—	—	—	—	—	(100,000)	(100,000)
Cash dividends – preferred stock (approximately $0.34 per share)	—	—	—	(2,016)	—	—	(2,016)
Cash dividends – common stock ($0.57 per share)	—	—	—	(36,361)	—	—	(36,361)
Balance at end of period	$144,486	$642	$951,893	$2,133,259	$57,675	$(98,912)	$3,189,043

See accompanying Notes to Consolidated Financial Statements

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders’ Equity (continued)
(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Nine months ended:
September 30, 2018
Balance at beginning of period	$144,486	$642	$953,361	$2,187,069	$79,512	$(67,207)	$3,297,863
Cumulative effect of accounting change	—	—	—	(2,285)	—	—	(2,285)
Total shareholders' equity at beginning of period, as adjusted	144,486	642	953,361	2,184,784	79,512	(67,207)	3,295,578
Net income	—	—	—	335,665	—	—	335,665
Other comprehensive loss, net of tax	—	—	—	—	(230,282)	—	(230,282)
Reclassification of certain income tax effects related to the change in the U.S. statutory federal income tax rate under the Tax Cuts and Jobs Act	—	—	—	(9,535)	9,535	—	—
Stock option exercises/stock unit conversions (447,831 shares)	—	—	—	(12,887)	—	39,454	26,567
Stock-based compensation expense recognized in earnings	—	—	9,556	—	—	—	9,556
Purchase of treasury stock (601 shares)	—	—	—	—	—	(70)	(70)
Cash dividends – preferred stock (approximately $1.01 per share)	—	—	—	(6,047)	—	—	(6,047)
Cash dividends – common stock ($1.91 per share)	—	—	—	(122,721)	—	—	(122,721)
Balance at end of period	$144,486	$642	$962,917	$2,369,259	$(141,235)	$(27,823)	$3,308,246

September 30, 2017
Balance at beginning of period	$144,486	$637	$906,732	$1,985,569	$(24,623)	$(10,273)	$3,002,528
Net income	—	—	—	263,625	—	—	263,625
Other comprehensive income, net of tax	—	—	—	—	82,298	—	82,298
Stock option exercises/stock unit conversions (774,799 shares)	—	5	36,148	(2,134)	—	11,403	45,422
Stock-based compensation expense recognized in earnings	—	—	9,013	—	—	—	9,013
Purchase of treasury stock (1,135,435 shares)	—	—	—	—	—	(100,042)	(100,042)
Cash dividends – preferred stock (approximately $1.01 per share)	—	—	—	(6,047)	—	—	(6,047)
Cash dividends – common stock ($1.68 per share)	—	—	—	(107,754)	—	—	(107,754)
Balance at end of period	$144,486	$642	$951,893	$2,133,259	$57,675	$(98,912)	$3,189,043

See accompanying Notes to Consolidated Financial Statements

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating Activities:
Net income	$335,665	$263,625
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	17,846	27,358
Deferred tax expense (benefit)	39,198	(9,505)
Accretion of loan discounts	(10,470)	(11,567)
Securities premium amortization (discount accretion), net	73,748	66,455
Net (gain) loss on securities transactions	113	4,917
Depreciation and amortization	37,452	35,819
Net (gain) loss on sale/write-down of assets/foreclosed assets	(6,122)	(2,045)
Stock-based compensation	9,556	9,013
Net tax benefit from stock-based compensation	3,378	5,844
Earnings on life insurance policies	(2,510)	(2,367)
Net change in:
Trading account securities	(1,094)	(3,018)
Accrued interest receivable and other assets	(19,047)	10,495
Accrued interest payable and other liabilities	(17,545)	(39,580)
Net cash from operating activities	460,168	355,444

Investing Activities:
Securities held to maturity:
Purchases	(1,500)	—
Sales	—	—
Maturities, calls and principal repayments	300,340	780,562
Securities available for sale:
Purchases	(14,983,642)	(9,138,457)
Sales	13,838,566	8,993,963
Maturities, calls and principal repayments	182,028	283,278
Proceeds from sale of loans	21,318	—
Net change in loans	(718,551)	(745,702)
Benefits received on life insurance policies	384	462
Proceeds from sales of premises and equipment	12,859	1,553
Purchases of premises and equipment	(56,781)	(23,796)
Proceeds from sales of repossessed properties	1,106	517
Net cash from investing activities	(1,403,873)	152,380

Financing Activities:
Net change in deposits	(523,535)	591,694
Net change in short-term borrowings	(64,047)	20,927
Proceeds from issuance of subordinated notes	—	98,434
Principal payments on subordinated notes	—	(100,000)
Proceeds from stock option exercises	26,567	45,422
Purchase of treasury stock	(70)	(100,042)
Cash dividends paid on preferred stock	(6,047)	(6,047)
Cash dividends paid on common stock	(122,721)	(107,754)
Net cash from financing activities	(689,853)	442,634

Net change in cash and cash equivalents	(1,633,558)	950,458
Cash and cash equivalents at beginning of period	5,053,047	4,141,445
Cash and cash equivalents at end of period	$3,419,489	$5,091,903

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
Cash Flow Reporting. Additional cash flow information was as follows:

	Nine Months Ended September 30,
	2018	2017
Cash paid for interest	$59,764	$15,611
Cash paid for income taxes	5,112	41,969
Significant non-cash transactions:
Unsettled purchases/sales of securities	74,191	41,763
Loans foreclosed and transferred to other real estate owned and foreclosed assets	2,898	257
Accounting Changes, Reclassifications and Restatements. Certain items in prior financial statements have been reclassified to conform to the current presentation. In addition, we adopted ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" as of January 1, 2018. In accordance with ASU 2018-02, we elected to reclassify certain income tax effects related to the change in the U.S. statutory federal income tax rate under the Tax Cuts and Jobs Act, which was enacted on December 22, 2017 (see Note 13 - Income Taxes), from accumulated other comprehensive income to retained earnings. Such amounts, which totaled $9.5 million, related to a net actuarial loss on defined benefit post-retirement plans and unrealized gains on securities available for sale and securities transferred to held to maturity. See Note 14 - Other Comprehensive Income. The effects of the Tax Cuts and Jobs Act on deferred taxes related to amounts initially recorded in accumulated other comprehensive income are provisional. As we finalize the accounting for the tax effects of the Tax Cuts and Jobs Act, additional reclassification adjustments may be recorded in future periods. See Note 13 - Income Taxes. Notwithstanding this election made in accordance with ASU 2018-02, our policy is to release such income tax effects only when the entire portfolio to which the underlying transactions relate is liquidated, sold or extinguished.

We also adopted ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)” as of January 1, 2018. Using a modified retrospective transition approach for contracts that were not complete as of our adoption, we recognized a cumulative effect reduction to beginning retained earnings totaling $2.3 million. The amount was related to certain revenue streams within trust and investment management fees. Additionally, based on our underlying contracts, ASU 2014-09 requires us to report network costs associated with debit card and ATM transactions netted against the related fee income from such transactions. Previously, such network costs were reported as a component of other non-interest expense. For the three and nine months ended September 30, 2018, gross interchange and debit card transaction fees totaled $6.5 million and $19.0 million, respectively, while related network costs totaled $3.0 million and $8.9 million, respectively. On a net basis, we reported $3.5 million and $10.1 million as interchange and debit card transaction fees in the accompanying Consolidated Statement of Income for the three and nine months ended September 30, 2018, respectively. For the three and nine months ended September 30, 2017, we reported interchange and debit card transaction fees totaling $5.9 million and $17.2 million, respectively, on a gross basis in the accompanying Consolidated Statement of Income while related network costs totaling $3.0 million and $9.1 million were reported as a component of other non-interest expense for the three and nine months ended September 30, 2017, respectively. ASU 2014-09 also required us to change the way we recognize certain recurring revenue streams reported as components of trust and investment management fees, insurance commissions and fees and other categories of non-interest income, however, such changes were not significant to our financial statements for the nine months ended September 30, 2018.
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
In August 2018, the Securities and Exchange Commission (“SEC”) issued Final Rule Release No. 33-10532 - “Disclosure Update and Simplification.” This rule amends various SEC disclosure requirements that have been determined to be redundant, duplicative, overlapping, outdated, or superseded. The changes are generally expected to reduce or eliminate certain disclosures; however, the amendments did expand interim period disclosure requirements related to changes in shareholders' equity. Although the final rule does not become effective until November 5, 2018, we elected to expand our presentation of the Statement of Changes in Shareholders' Equity, as will be required under the new rule, in our financial statements as of and for the three and nine months ended September 30, 2018.

Note 2 - Securities
Securities. A summary of the amortized cost and estimated fair value of securities, excluding trading securities, is presented below.

	September 30, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity
Residential mortgage-backed securities	$3,040	$8	$94	$2,954	$3,610	$15	$38	$3,587
States and political subdivisions	1,107,222	7,232	2,057	1,112,397	1,428,488	26,462	2,746	1,452,204
Other	1,500	—	6	1,494	—	—	—	—
Total	$1,111,762	$7,240	$2,157	$1,116,845	$1,432,098	$26,477	$2,784	$1,455,791
Available for Sale
U.S. Treasury	$3,454,899	$—	$52,020	$3,402,879	$3,453,391	$7,494	$15,732	$3,445,153
Residential mortgage-backed securities	756,649	11,254	11,532	756,371	648,288	19,048	2,250	665,086
States and political subdivisions	7,052,156	40,759	116,225	6,976,690	6,185,711	167,293	16,795	6,336,209
Other	42,651	—	—	42,651	42,561	—	—	42,561
Total	$11,306,355	$52,013	$179,777	$11,178,591	$10,329,951	$193,835	$34,777	$10,489,009
All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. At September 30, 2018, approximately 98.4% of the securities in our municipal bond portfolio were issued by political subdivisions or agencies within the State of Texas, of which approximately 68.0% are either guaranteed by the Texas Permanent School Fund, which has a “triple A” insurer financial strength rating, or are secured by U.S. Treasury securities via defeasance of the debt by the issuers. Securities with limited marketability and that do not have readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar securities of the same issuer. These securities include stock in the Federal Reserve Bank and the Federal Home Loan Bank and are reported as other available for sale securities in the table above. The carrying value of securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $3.7 billion at September 30, 2018 and $3.8 billion at December 31, 2017.
During the fourth quarter of 2012, we reclassified certain securities from available for sale to held to maturity. The securities had an aggregate fair value of $2.3 billion with an aggregate net unrealized gain of $165.7 million ($107.7 million, net of tax) on the date of the transfer. The net unamortized, unrealized gain on the remaining transferred securities included in accumulated other comprehensive income in the accompanying balance sheet as of September 30, 2018 totaled $3.1 million ($2.5 million, net of tax). This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities.

Unrealized Losses. As of September 30, 2018, securities with unrealized losses, segregated by length of impairment, were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Held to Maturity
Residential mortgage-backed securities	$413	$19	$1,850	$75	$2,263	$94
States and political subdivisions	403,965	2,057	—	—	403,965	2,057
Other	1,494	6	—	—	1,494	6
Total	$405,872	$2,082	$1,850	$75	$407,722	$2,157
Available for Sale
U.S. Treasury	$2,295,611	$34,315	$1,107,268	$17,705	$3,402,879	$52,020
Residential mortgage-backed securities	294,839	5,979	98,757	5,553	393,596	11,532
States and political subdivisions	3,585,212	65,581	810,732	50,644	4,395,944	116,225
Total	$6,175,662	$105,875	$2,016,757	$73,902	$8,192,419	$179,777
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
Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time we expect to receive full value for the securities. Furthermore, as of September 30, 2018, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. Any unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2018, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in our consolidated income statement.
Contractual Maturities. The amortized cost and estimated fair value of securities, excluding trading securities, at September 30, 2018 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities and equity securities are shown separately since they are not due at a single maturity date.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$56,511	$57,181	$858,235	$851,163
Due after one year through five years	131,987	133,521	3,243,532	3,204,804
Due after five years through ten years	492,460	492,354	489,960	487,536
Due after ten years	427,764	430,835	5,915,328	5,836,066
Residential mortgage-backed securities	3,040	2,954	756,649	756,371
Equity securities	—	—	42,651	42,651
Total	$1,111,762	$1,116,845	$11,306,355	$11,178,591

Sales of Securities. Sales of securities available for sale were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Proceeds from sales	$2,948,178	$746,524	$13,838,566	$8,993,963
Gross realized gains	—	—	3	—
Gross realized losses	(34)	(4,867)	(116)	(4,917)
Tax (expense) benefit of securities gains/losses	7	1,703	24	1,721
Premiums and Discounts. Premium amortization and discount accretion included in interest income on securities was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Premium amortization	$(27,381)	$(24,586)	$(80,104)	$(72,733)
Discount accretion	2,569	1,783	6,356	6,278
Net (premium amortization) discount accretion	$(24,812)	$(22,803)	$(73,748)	$(66,455)
Trading Account Securities. Trading account securities, at estimated fair value, were as follows:

	September 30, 2018	December 31, 2017
U.S. Treasury	$21,804	$19,210
States and political subdivisions	434	1,888
Total	$22,238	$21,098
Net gains and losses on trading account securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net gain on sales transactions	$465	$414	$1,404	$1,018
Net mark-to-market gains (losses)	(8)	(8)	(21)	(51)
Net gain (loss) on trading account securities	$457	$406	$1,383	$967

Note 3 - Loans
Loans were as follows:

	September 30, 2018	Percentage of Total	December 31, 2017	Percentage of Total
Commercial and industrial	$5,029,754	36.4%	$4,792,388	36.4%
Energy:
Production	1,220,771	8.8	1,182,326	9.0
Service	164,889	1.2	171,795	1.3
Other	133,708	1.0	144,972	1.1
Total energy	1,519,368	11.0	1,499,093	11.4
Commercial real estate:
Commercial mortgages	4,078,787	29.5	3,887,742	29.6
Construction	1,208,870	8.7	1,066,696	8.1
Land	315,384	2.3	331,986	2.5
Total commercial real estate	5,603,041	40.5	5,286,424	40.2
Consumer real estate:
Home equity loans	352,292	2.5	355,342	2.7
Home equity lines of credit	326,876	2.4	291,950	2.2
Other	419,965	3.1	376,002	2.9
Total consumer real estate	1,099,133	8.0	1,023,294	7.8
Total real estate	6,702,174	48.5	6,309,718	48.0
Consumer and other	563,542	4.1	544,466	4.2
Total loans	$13,814,838	100.0%	$13,145,665	100.0%
Concentrations of Credit. Most of our lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio, as well as other markets. The majority of our loan portfolio consists of commercial and industrial and commercial real estate loans. As of September 30, 2018, there were no concentrations of loans related to any single industry in excess of 10% of total loans other than energy loans, which totaled 11.0% of total loans. Unfunded commitments to extend credit and standby letters of credit issued to customers in the energy industry totaled $1.1 billion and $46.7 million, respectively, as of September 30, 2018.
Foreign Loans. We have U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at September 30, 2018 or December 31, 2017.
Related Party Loans. In the ordinary course of business, we have granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”). Such loans totaled $238.6 million at September 30, 2018 and $166.4 million at December 31, 2017.
Non-Accrual and Past Due Loans. Non-accrual loans, segregated by class of loans, were as follows:

	September 30, 2018	December 31, 2017
Commercial and industrial	$12,278	$46,186
Energy	51,802	94,302
Commercial real estate:
Buildings, land and other	15,913	7,589
Construction	—	—
Consumer real estate	971	2,109
Consumer and other	1,637	128
Total	$82,601	$150,314
Had non-accrual loans performed in accordance with their original contract terms, we would have recognized additional interest income, net of tax, of approximately $1.3 million and $4.2 million for the three and nine months ended September 30, 2018, compared to $783 thousand and $2.4 million for the three and nine months ended September 30, 2017.

An age analysis of past due loans (including both accruing and non-accruing loans), segregated by class of loans, as of September 30, 2018 was as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and industrial	$33,985	$10,250	$44,235	$4,985,519	$5,029,754	$3,963
Energy	3,251	2,221	5,472	1,513,896	1,519,368	818
Commercial real estate:
Buildings, land and other	21,596	2,980	24,576	4,369,595	4,394,171	2,606
Construction	784	1,042	1,826	1,207,044	1,208,870	1,042
Consumer real estate	7,743	1,773	9,516	1,089,617	1,099,133	1,432
Consumer and other	6,098	1,766	7,864	555,678	563,542	1,724
Total	$73,457	$20,032	$93,489	$13,721,349	$13,814,838	$11,585
Impaired Loans. Impaired loans are set forth in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
September 30, 2018
Commercial and industrial	$19,857	$3,153	$6,574	$9,727	$4,622
Energy	68,087	7,942	43,614	51,556	12,672
Commercial real estate:
Buildings, land and other	15,961	2,309	12,876	15,185	2,599
Construction	—	—	—	—	—
Consumer real estate	293	293	—	293	—
Consumer and other	1,595	—	1,595	1,595	1,595
Total	$105,793	$13,697	$64,659	$78,356	$21,488
December 31, 2017
Commercial and industrial	$60,781	$28,038	$15,722	$43,760	$7,553
Energy	99,606	33,080	61,162	94,242	13,267
Commercial real estate:
Buildings, land and other	10,795	6,394	—	6,394	—
Construction	—	—	—	—	—
Consumer real estate	1,214	1,214	—	1,214	—
Consumer and other	—	—	—	—	—
Total	$172,396	$68,726	$76,884	$145,610	$20,820
The average recorded investment in impaired loans was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Commercial and industrial	$13,447	$26,910	$21,025	$26,651
Energy	78,772	76,008	82,640	72,055
Commercial real estate:
Buildings, land and other	14,306	5,553	12,328	6,106
Construction	—	—	—	—
Consumer real estate	671	1,209	807	1,155
Consumer and other	1,073	—	805	13
Total	$108,269	$109,680	$117,605	$105,980

Troubled Debt Restructurings. Troubled debt restructurings during the nine months ended September 30, 2018 and September 30, 2017 are set forth in the following table.

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Balance at Restructure	Balance at Period-End	Balance at Restructure	Balance at Period-End
Commercial and industrial	$2,203	$—	$4,026	$3,875
Energy	13,708	—	56,097	55,023
	$15,911	$—	$60,123	$58,898
Loan modifications are typically related to extending amortization periods, converting loans to interest only for a limited period of time, deferral of interest payments, waiver of certain covenants, consolidating notes and/or reducing collateral or interest rates. The modifications during the reported periods did not significantly impact our determination of the allowance for loan losses.
Additional information related to restructured loans as of or for the nine months ended September 30, 2018 and September 30, 2017 is set forth in the following table.

	September 30, 2018	September 30, 2017
Restructured loans past due in excess of 90 days at period-end:
Number of loans	—	1
Dollar amount of loans	$—	$43,137
Restructured loans on non-accrual status at period end	—	54,082
Charge-offs of restructured loans:
Recognized in connection with restructuring	—	—
Recognized on previously restructured loans	4,650	9,951
Proceeds from sale of restructured loans	15,750	—
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

The following tables present weighted-average risk grades for all commercial loans by class.

	September 30, 2018		December 31, 2017
	Weighted Average Risk Grade	Loans	Weighted Average Risk Grade	Loans
Commercial and industrial:
Risk grades 1-8	6.10	$4,755,739	6.06	$4,378,839
Risk grade 9	9.00	123,199	9.00	170,285
Risk grade 10	10.00	67,645	10.00	99,260
Risk grade 11	11.00	70,893	11.00	97,818
Risk grade 12	12.00	7,656	12.00	38,633
Risk grade 13	13.00	4,622	13.00	7,553
Total	6.31	$5,029,754	6.41	$4,792,388
Energy
Risk grades 1-8	5.81	$1,367,235	6.01	$1,199,207
Risk grade 9	9.00	13,352	9.00	50,427
Risk grade 10	10.00	42,862	10.00	64,282
Risk grade 11	11.00	44,116	11.00	90,875
Risk grade 12	12.00	39,131	12.00	81,035
Risk grade 13	13.00	12,672	13.00	13,267
Total	6.32	$1,519,368	6.97	$1,499,093
Commercial real estate:
Buildings, land and other
Risk grades 1-8	6.77	$4,091,571	6.75	$3,868,659
Risk grade 9	9.00	135,521	9.00	151,487
Risk grade 10	10.00	60,169	10.00	129,391
Risk grade 11	11.00	90,997	11.00	62,602
Risk grade 12	12.00	13,314	12.00	7,589
Risk grade 13	13.00	2,599	13.00	—
Total	6.99	$4,394,171	7.00	$4,219,728
Construction
Risk grades 1-8	7.10	$1,129,492	7.11	$1,019,635
Risk grade 9	9.00	51,058	9.00	18,042
Risk grade 10	10.00	26,035	10.00	23,393
Risk grade 11	11.00	2,285	11.00	5,626
Risk grade 12	12.00	—	12.00	—
Risk grade 13	13.00	—	13.00	—
Total	7.25	$1,208,870	7.23	$1,066,696
Net (charge-offs)/recoveries, segregated by class of loans, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Commercial and industrial	$(7,807)	$(4,565)	$(19,030)	$(12,155)
Energy	(5,347)	451	(10,272)	(10,010)
Commercial real estate:
Buildings, land and other	33	266	(288)	768
Construction	3	2	11	8
Consumer real estate	(388)	(629)	(1,078)	(422)
Consumer and other	(1,792)	(1,760)	(4,975)	(4,289)
Total	$(15,298)	$(6,235)	$(35,632)	$(26,100)

In assessing the general economic conditions in the State of Texas, management monitors and tracks the Texas Leading Index (“TLI”), which is produced by the Federal Reserve Bank of Dallas. The TLI, the components of which are more fully described in our 2017 Form 10-K, totaled 129.4 at September 30, 2018 and 129.3 at December 31, 2017. A higher TLI value implies more favorable economic conditions.
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
The following table presents details of the allowance for loan losses allocated to each portfolio segment as of September 30, 2018 and December 31, 2017 and detailed on the basis of the impairment evaluation methodology we used:

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
September 30, 2018
Historical valuation allowances	$25,582	$9,654	$20,441	$2,641	$6,815	$65,133
Specific valuation allowances	4,622	12,672	2,599	—	1,595	21,488
General valuation allowances	9,361	5,849	4,187	1,620	(114)	20,903
Macroeconomic valuation allowances	11,426	3,270	11,977	1,933	1,448	30,054
Total	$50,991	$31,445	$39,204	$6,194	$9,744	$137,578
Allocated to loans:
Individually evaluated	$4,622	$12,672	$2,599	$—	$1,595	$21,488
Collectively evaluated	46,369	18,773	36,605	6,194	8,149	116,090
Total	$50,991	$31,445	$39,204	$6,194	$9,744	$137,578
December 31, 2017
Historical valuation allowances	$26,401	$22,073	$18,931	$2,473	$5,603	$75,481
Specific valuation allowances	7,553	13,267	—	—	—	20,820
General valuation allowances	9,112	7,964	4,165	2,133	(91)	23,283
Macroeconomic valuation allowances	16,548	8,224	7,852	1,051	2,105	35,780
Total	$59,614	$51,528	$30,948	$5,657	$7,617	$155,364
Allocated to loans:
Individually evaluated	$7,553	$13,267	$—	$—	$—	$20,820
Collectively evaluated	52,061	38,261	30,948	5,657	7,617	134,544
Total	$59,614	$51,528	$30,948	$5,657	$7,617	$155,364

Our recorded investment in loans as of September 30, 2018 and December 31, 2017 related to each balance in the allowance for loan losses by portfolio segment and detailed on the basis of the impairment methodology we used was as follows:

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
September 30, 2018
Individually evaluated	$9,727	$51,556	$15,185	$293	$1,595	$78,356
Collectively evaluated	5,020,027	1,467,812	5,587,856	1,098,840	561,947	13,736,482
Total	$5,029,754	$1,519,368	$5,603,041	$1,099,133	$563,542	$13,814,838
December 31, 2017
Individually evaluated	$43,760	$94,242	$6,394	$1,214	$—	$145,610
Collectively evaluated	4,748,628	1,404,851	5,280,030	1,022,080	544,466	13,000,055
Total	$4,792,388	$1,499,093	$5,286,424	$1,023,294	$544,466	$13,145,665
The following table details activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2018 and 2017. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Three months ended:
September 30, 2018
Beginning balance	$57,713	$37,313	$38,918	$6,336	$9,946	$150,226
Provision for loan losses	1,085	(521)	250	246	1,590	2,650
Charge-offs	(8,491)	(5,400)	—	(431)	(4,274)	(18,596)
Recoveries	684	53	36	43	2,482	3,298
Net charge-offs	(7,807)	(5,347)	36	(388)	(1,792)	(15,298)
Ending balance	$50,991	$31,445	$39,204	$6,194	$9,744	$137,578
September 30, 2017
Beginning balance	$48,906	$54,277	$33,002	$5,535	$7,838	$149,558
Provision for loan losses	4,096	(2,815)	4,805	1,969	2,925	10,980
Charge-offs	(5,468)	—	—	(766)	(4,120)	(10,354)
Recoveries	903	451	268	137	2,360	4,119
Net charge-offs	(4,565)	451	268	(629)	(1,760)	(6,235)
Ending balance	$48,437	$51,913	$38,075	$6,875	$9,003	$154,303

Nine months ended:
September 30, 2018
Beginning balance	$59,614	$51,528	$30,948	$5,657	$7,617	$155,364
Provision for loan losses	10,407	(9,811)	8,533	1,615	7,102	17,846
Charge-offs	(21,896)	(10,939)	(619)	(1,632)	(12,240)	(47,326)
Recoveries	2,866	667	342	554	7,265	11,694
Net charge-offs	(19,030)	(10,272)	(277)	(1,078)	(4,975)	(35,632)
Ending balance	$50,991	$31,445	$39,204	$6,194	$9,744	$137,578
September 30, 2017
Beginning balance	$52,915	$60,653	$30,213	$4,238	$5,026	$153,045
Provision for loan losses	7,677	1,270	7,086	3,059	8,266	27,358
Charge-offs	(14,574)	(10,595)	(14)	(779)	(11,291)	(37,253)
Recoveries	2,419	585	790	357	7,002	11,153
Net charge-offs	(12,155)	(10,010)	776	(422)	(4,289)	(26,100)
Ending balance	$48,437	$51,913	$38,075	$6,875	$9,003	$154,303

Note 4 - Goodwill and Other Intangible Assets
Goodwill and other intangible assets are presented in the table below.

	September 30, 2018	December 31, 2017
Goodwill	$654,952	$654,952
Other intangible assets:
Core deposits	$3,213	$4,044
Customer relationships	743	986
Non-compete agreements	24	43
	$3,980	$5,073
The estimated aggregate future amortization expense for intangible assets remaining as of September 30, 2018 is as follows:

Remainder of 2018	331
2019	1,167
2020	918
2021	697
2022	481
Thereafter	386
$3,980
Note 5 - Deposits
Deposits were as follows:

	September 30, 2018	Percentage of Total	December 31, 2017	Percentage of Total
Non-interest-bearing demand deposits:
Commercial and individual	$10,137,696	38.4%	$10,412,882	38.8%
Correspondent banks	187,589	0.7	222,648	0.8
Public funds	515,228	2.0	561,563	2.1
Total non-interest-bearing demand deposits	10,840,513	41.1	11,197,093	41.7
Interest-bearing deposits:
Private accounts:
Savings and interest checking	6,640,382	25.2	6,788,766	25.2
Money market accounts	7,694,628	29.2	7,624,471	28.4
Time accounts of $100,000 or more	484,236	1.8	453,668	1.7
Time accounts under $100,000	327,790	1.3	324,636	1.2
Total private accounts	15,147,036	57.5	15,191,541	56.5
Public funds:
Savings and interest checking	303,150	1.2	410,140	1.5
Money market accounts	54,537	0.2	59,008	0.2
Time accounts of $100,000 or more	3,523	—	14,301	0.1
Time accounts under $100,000	95	—	306	—
Total public funds	361,305	1.4	483,755	1.8
Total interest-bearing deposits	15,508,341	58.9	15,675,296	58.3
Total deposits	$26,348,854	100.0%	$26,872,389	100.0%
The following table presents additional information about our deposits:

	September 30, 2018	December 31, 2017
Deposits from foreign sources (primarily Mexico)	$739,424	$716,339
Deposits not covered by deposit insurance	12,403,549	13,281,040

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
Financial instruments with off-balance-sheet risk were as follows:

	September 30, 2018	December 31, 2017
Commitments to extend credit	$8,284,873	$7,949,400
Standby letters of credit	244,743	236,595
Deferred standby letter of credit fees	1,657	1,843
Lease Commitments. We lease certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $8.1 million and $24.4 million during the three and nine months ended September 30, 2018 and $7.7 million and $23.0 million during the three and nine months ended September 30, 2017. There has been no significant change in our expected future minimum lease payments since December 31, 2017. See the 2017 Form 10-K for information regarding these commitments.
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
Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. For Cullen/Frost, additional Tier 1 capital at September 30, 2018 and December 31, 2017 includes $144.5 million of 5.375% non-cumulative perpetual preferred stock. Frost Bank did not have any additional Tier 1 capital beyond Common Equity Tier 1 at September 30, 2018 or December 31, 2017.
Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both Cullen/Frost and Frost Bank includes a permissible portion of the allowance for loan losses. Tier 2 capital for Cullen/Frost also includes $100.0 million of qualified subordinated debt and $133.0 million of trust preferred securities at both September 30, 2018 and December 31, 2017.

The following tables present actual and required capital ratios as of September 30, 2018 and December 31, 2017 for Cullen/Frost and Frost Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2018 and December 31, 2017 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. See the 2017 Form 10-K for a more detailed discussion of the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
September 30, 2018
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$2,658,645	12.93%	$1,310,621	6.38%	$1,439,113	7.00%	$1,336,319	6.50%
Frost Bank	2,683,196	13.10	1,306,205	6.38	1,434,264	7.00	1,331,816	6.50
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	2,803,131	13.63	1,619,002	7.88	1,747,494	8.50	1,644,701	8.00
Frost Bank	2,683,196	13.10	1,613,547	7.88	1,741,606	8.50	1,639,159	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	3,174,209	15.44	2,030,177	9.88	2,158,670	10.50	2,055,876	10.00
Frost Bank	2,821,274	13.77	2,023,337	9.88	2,151,396	10.50	2,048,948	10.00
Leverage Ratio
Cullen/Frost	2,803,131	9.19	1,220,627	4.00	1,220,627	4.00	1,525,784	5.00
Frost Bank	2,683,196	8.80	1,219,806	4.00	1,219,806	4.00	1,524,758	5.00

December 31, 2017
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$2,426,048	12.42%	$1,123,430	5.75%	$1,367,583	7.00%	$1,269,965	6.50%
Frost Bank	2,518,999	12.92	1,120,663	5.75	1,364,214	7.00	1,266,836	6.50
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	2,570,534	13.16	1,416,499	7.25	1,660,637	8.50	1,563,033	8.00
Frost Bank	2,518,999	12.92	1,413,010	7.25	1,656,546	8.50	1,559,183	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	2,959,326	15.15	1,807,257	9.25	2,051,375	10.50	1,953,792	10.00
Frost Bank	2,674,791	13.72	1,802,805	9.25	2,046,321	10.50	1,948,979	10.00
Leverage Ratio
Cullen/Frost	2,570,534	8.46	1,215,227	4.00	1,215,186	4.00	1,519,034	5.00
Frost Bank	2,518,999	8.30	1,214,295	4.00	1,214,254	4.00	1,517,869	5.00
As of September 30, 2018, capital levels at Cullen/Frost and Frost Bank exceed all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis. Based on the ratios presented above, capital levels as of September 30, 2018 at Cullen/Frost and Frost Bank exceed the minimum levels necessary to be considered “well capitalized.”
Cullen/Frost and Frost Bank are subject to the regulatory capital requirements administered by the Federal Reserve Board and, for Frost Bank, the Federal Deposit Insurance Corporation (“FDIC”). Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of September 30, 2018, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.
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
Dividend Restrictions. In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well capitalized” status, at September 30, 2018, Frost Bank could pay aggregate dividends of up to $569.7 million to Cullen/Frost without prior regulatory approval.
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
The notional amounts and estimated fair values of interest rate derivative contracts are presented in the following table. The fair values of interest rate derivative contracts are estimated utilizing internal valuation models with observable market data inputs, or as determined by the Chicago Mercantile Exchange (“CME”) for centrally cleared derivative contracts. CME rules legally characterize variation margin payments for centrally cleared derivatives as settlements of the derivatives' exposure rather than collateral. As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting and financial reporting purposes. Variation margin, as determined by the CME, is settled daily. As a result, derivative contracts that clear through the CME have an estimated fair value of zero as of September 30, 2018 and December 31, 2017.

	September 30, 2018		December 31, 2017
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivatives designated as hedges of fair value:
Financial institution counterparties:
Loan/lease interest rate swaps – assets	$11,284	$314	$13,679	$242
Loan/lease interest rate swaps – liabilities	4,226	(201)	11,147	(593)
Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan/lease interest rate swaps – assets	780,531	6,179	430,449	1,418
Loan/lease interest rate swaps – liabilities	341,987	(5,133)	541,496	(12,820)
Loan/lease interest rate caps – assets	102,487	920	114,619	480
Customer counterparties:
Loan/lease interest rate swaps – assets	341,987	7,017	541,496	17,882
Loan/lease interest rate swaps – liabilities	780,531	(20,613)	430,449	(4,861)
Loan/lease interest rate caps – liabilities	102,487	(920)	114,619	(480)

The weighted-average rates paid and received for interest rate swaps outstanding at September 30, 2018 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Fair value hedge loan/lease interest rate swaps	2.45%	2.16%
Non-hedging interest rate swaps – financial institution counterparties	4.09%	3.73%
Non-hedging interest rate swaps – customer counterparties	3.73%	4.09%
The weighted-average strike rate for outstanding interest rate caps was 2.96% at September 30, 2018.
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

		September 30, 2018		December 31, 2017
	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Oil – assets	Barrels	622	$917	253	$193
Oil – liabilities	Barrels	2,889	(34,941)	2,731	(13,448)
Natural gas – assets	MMBTUs	7,939	427	5,927	1,399
Natural gas – liabilities	MMBTUs	8,382	(598)	3,917	(326)
Customer counterparties:
Oil – assets	Barrels	2,889	35,083	2,731	13,709
Oil – liabilities	Barrels	622	(917)	253	(187)
Natural gas – assets	MMBTUs	9,588	682	3,917	340
Natural gas – liabilities	MMBTUs	6,734	(392)	5,927	(1,366)
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

		September 30, 2018		December 31, 2017
	Notional Currency	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Forward contracts – assets	EUR	1,097	$9	4,014	$77
Forward contracts – assets	GBP	793	9	127	1
Forward contracts – liabilities	EUR	—	—	4,846	(37)
Forward contracts – liabilities	CAD	22,971	(189)	25,413	(142)
Forward contracts – liabilities	GBP	—	—	1,178	(9)
Forward contracts – liabilities	AUD	54	—	—	—
Customer counterparties:
Forward contracts – assets	EUR	—	—	3,867	58
Forward contracts – assets	CAD	22,918	245	25,282	279
Forward contracts – liabilities	EUR	—	—	4,041	(51)
Forward contracts – liabilities	GBP	—	—	127	—

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
Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Commercial loan/lease interest rate swaps:
Amount of gain (loss) included in interest income on loans	$12	$(149)	$1	$(592)
Amount of (gain) loss included in other non-interest expense	—	(2)	(1)	(5)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Non-hedging interest rate derivatives:
Other non-interest income	$699	$1,085	$2,889	$2,062
Other non-interest expense	2	—	(2)	1
Non-hedging commodity derivatives:
Other non-interest income	456	231	492	387
Non-hedging foreign currency derivatives:
Other non-interest income	53	83	203	101
Counterparty Credit Risk. Our credit exposure relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with bank customers was approximately $41.0 million at September 30, 2018. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. Our credit exposure, net of collateral pledged, relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with upstream financial institution counterparties was approximately $431 thousand at September 30, 2018. This amount was primarily related to excess collateral we posted to counterparties. Collateral levels for upstream financial institution counterparties are monitored and adjusted as necessary. See Note 9 – Balance Sheet Offsetting and Repurchase Agreements for additional information regarding our credit exposure with upstream financial institution counterparties.
The aggregate fair value of securities we posted as collateral related to derivative contracts totaled $7.0 million at September 30, 2018. At such date, we also had $26.7 million in cash collateral on deposit with other financial institution counterparties.

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
Information about financial instruments that are eligible for offset in the consolidated balance sheet as of September 30, 2018 is presented in the following tables.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
September 30, 2018
Financial assets:
Derivatives:
Loan/lease interest rate swaps and caps	$7,413	$—	$7,413
Commodity swaps and options	1,344	—	1,344
Foreign currency forward contracts	18	—	18
Total derivatives	8,775	—	8,775
Resell agreements	12,142	—	12,142
Total	$20,917	$—	$20,917
Financial liabilities:
Derivatives:
Loan/lease interest rate swaps	$5,334	$—	$5,334
Commodity swaps and options	35,539	—	35,539
Foreign currency forward contracts	189	—	189
Total derivatives	41,062	—	41,062
Repurchase agreements	1,074,576	—	1,074,576
Total	$1,115,638	$—	$1,115,638

		Gross Amounts Not Offset
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
September 30, 2018
Financial assets:
Derivatives:
Counterparty A	$1,477	$(1,477)	$—	$—
Counterparty B	1,963	(1,963)	—	—
Counterparty C	75	(75)	—	—
Other counterparties	5,260	(1,825)	(3,223)	212
Total derivatives	8,775	(5,340)	(3,223)	212
Resell agreements	12,142	—	(12,142)	—
Total	$20,917	$(5,340)	$(15,365)	$212
Financial liabilities:
Derivatives:
Counterparty A	$3,840	$(1,477)	$(2,363)	$—
Counterparty B	6,627	(1,963)	(4,453)	211
Counterparty C	806	(75)	(731)	—
Other counterparties	29,789	(1,825)	(25,908)	2,056
Total derivatives	41,062	(5,340)	(33,455)	2,267
Repurchase agreements	1,074,576	—	(1,074,576)	—
Total	$1,115,638	$(5,340)	$(1,108,031)	$2,267

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
The remaining contractual maturity of repurchase agreements in the consolidated balance sheets as of September 30, 2018 and December 31, 2017 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
September 30, 2018
Repurchase agreements:
U.S. Treasury	$1,067,059	$—	$—	$—	$1,067,059
Residential mortgage-backed securities	7,517	—	—	—	7,517
Total borrowings	$1,074,576	$—	$—	$—	$1,074,576
Gross amount of recognized liabilities for repurchase agreements					$1,074,576
Amounts related to agreements not included in offsetting disclosures above					$—

December 31, 2017
Repurchase agreements:
U.S. Treasury	$1,036,891	$—	$—	$—	$1,036,891
Residential mortgage-backed securities	80,308	—	—	—	80,308
Total borrowings	$1,117,199	$—	$—	$—	$1,117,199
Gross amount of recognized liabilities for repurchase agreements					$1,117,199
Amounts related to agreements not included in offsetting disclosures above					$—
Note 10 - Stock-Based Compensation
A combined summary of activity in our active stock plans is presented in the table. Performance stock units outstanding are presented assuming attainment of the maximum payout rate as set forth by the performance criteria. As of September 30, 2018, there were 1,415,135 shares remaining available for grant for future stock-based compensation awards.

	Director Deferred Stock Units Outstanding		Non-Vested Stock Awards/Stock Units Outstanding		Performance Stock Units Outstanding		Stock Options Outstanding
	Number of Units	Weighted- Average Fair Value at Grant	Number of Shares/Units	Weighted- Average Fair Value at Grant	Number of Units	Weighted- Average Fair Value at Grant	Number of Shares	Weighted- Average Exercise Price
Balance, January 1, 2018	53,008	$64.87	312,656	$81.71	80,103	$79.91	2,917,142	$63.34
Authorized	—	—	—	—	—	—	—	—
Granted	6,576	109.58	—	—	—	—	—	—
Exercised/vested	(10,674)	63.68	(2,470)	78.92	—	—	(434,687)	61.12
Forfeited/expired	—	—	(4,836)	87.00	—	—	(49,125)	70.70
Balance, September 30, 2018	48,910	$71.14	305,350	$81.65	80,103	$79.91	2,433,330	$63.59

Shares issued in connection with stock compensation awards are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. Shares issued in connection with stock compensation awards along with other related information were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
New shares issued from available authorized shares	—	9,299	—	602,662
Issued from available treasury stock	19,232	13,425	447,831	172,137
Total	19,232	22,724	447,831	774,799

Proceeds from stock option exercises	$1,119	$1,274	$26,567	$45,422
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
Stock-based compensation expense and the related income tax benefit is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options	$960	$1,532	$3,064	$4,892
Non-vested stock awards/stock units	1,357	813	4,196	2,747
Director deferred stock units	—	—	720	519
Performance stock units	479	377	1,576	855
Total	$2,796	$2,722	$9,556	$9,013
Income tax benefit	$587	$953	$2,007	$3,155
Unrecognized stock-based compensation expense at September 30, 2018 is presented in the table below. Unrecognized stock-based compensation expense related to performance stock units is presented assuming attainment of the maximum payout rate as set forth by the performance criteria.

Stock options	$1,906
Non-vested stock awards/stock units	10,343
Performance stock units	3,553
Total	$15,802

Note 11 - Earnings Per Common Share
Earnings per common share is computed using the two-class method as more fully described in our 2017 Form 10-K. The following table presents a reconciliation of net income available to common shareholders, net earnings allocated to common stock and the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$117,844	$93,131	$335,665	$263,625
Less: Preferred stock dividends	2,016	2,016	6,047	6,047
Net income available to common shareholders	115,828	91,115	329,618	257,578
Less: Earnings allocated to participating securities	750	475	2,178	1,346
Net earnings allocated to common stock	$115,078	$90,640	$327,440	$256,232

Distributed earnings allocated to common stock	$42,811	$36,174	$121,907	$107,194
Undistributed earnings allocated to common stock	72,267	54,466	205,533	149,038
Net earnings allocated to common stock	$115,078	$90,640	$327,440	$256,232

Weighted-average shares outstanding for basic earnings per common share	63,892,023	63,667,356	63,793,514	63,822,011
Dilutive effect of stock compensation	1,022,168	897,945	1,037,043	957,337
Weighted-average shares outstanding for diluted earnings per common share	64,914,191	64,565,301	64,830,557	64,779,348
Note 12 - Defined Benefit Plans
The components of the combined net periodic expense (benefit) for our defined benefit pension plans are presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Expected return on plan assets, net of expenses	$(2,979)	$(2,779)	$(8,937)	$(8,338)
Interest cost on projected benefit obligation	1,475	1,547	4,424	4,642
Net amortization and deferral	1,250	1,357	3,751	4,072
Net periodic expense (benefit)	$(254)	$125	$(762)	$376
Our non-qualified defined benefit pension plan is not funded. No contributions to the qualified defined benefit pension plan were made during the nine months ended September 30, 2018. We do not expect to make any contributions to the qualified defined benefit plan during the remainder of 2018.
Note 13 - Income Taxes
Income tax expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Current income tax expense (benefit)	$(1,152)	$15,224	$955	$44,636
Deferred income tax expense (benefit)	16,312	(5,332)	39,198	(9,505)
Income tax expense, as reported	$15,160	$9,892	$40,153	$35,131

Effective tax rate	11.4%	9.6%	10.7%	11.8%
Net deferred tax assets totaled $54.1 million at September 30, 2018 and $31.7 million at December 31, 2017. No valuation allowance for deferred tax assets was recorded at September 30, 2018 as management believes it is more likely than not that all of the deferred tax assets will be realized against deferred tax liabilities and projected future taxable income.
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
We file income tax returns in the U.S. federal jurisdiction. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2015.
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

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(96,147)	$(20,190)	$(75,957)	$7,082	$2,479	$4,603
Change in net unrealized gain on securities transferred to held to maturity	(3,764)	(790)	(2,974)	(3,514)	(1,230)	(2,284)
Reclassification adjustment for net (gains) losses included in net income	34	7	27	4,867	1,703	3,164
Total securities available for sale and transferred securities	(99,877)	(20,973)	(78,904)	8,435	2,952	5,483
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	—	—	—	—	—	—
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	1,250	262	988	1,357	475	882
Total defined-benefit post-retirement benefit plans	1,250	262	988	1,357	475	882
Total other comprehensive income (loss)	$(98,627)	$(20,711)	$(77,916)	$9,792	$3,427	$6,365

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(286,935)	$(60,256)	$(226,679)	$131,283	$45,949	$85,334
Change in net unrealized gain on securities transferred to held to maturity	(8,424)	(1,769)	(6,655)	(13,660)	(4,781)	(8,879)
Reclassification adjustment for net (gains) losses included in net income	113	24	89	4,917	1,721	3,196
Total securities available for sale and transferred securities	(295,246)	(62,001)	(233,245)	122,540	42,889	79,651
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	—	—	—	—	—	—
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	3,751	788	2,963	4,072	1,425	2,647
Total defined-benefit post-retirement benefit plans	3,751	788	2,963	4,072	1,425	2,647
Total other comprehensive income (loss)	$(291,495)	$(61,213)	$(230,282)	$126,612	$44,314	$82,298
Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available For Sale	Defined Benefit Plans	Accumulated Other Comprehensive Income
Balance January 1, 2018	$117,230	$(37,718)	$79,512
Other comprehensive income (loss) before reclassifications	(233,334)	—	(233,334)
Reclassification of amounts included in net income	89	2,963	3,052
Net other comprehensive income (loss) during period	(233,245)	2,963	(230,282)
Reclassification of certain income tax effects related to the change in the U.S. statutory federal income tax rate under the Tax Cuts and Jobs Act to retained earnings	17,557	(8,022)	9,535
Balance at September 30, 2018	$(98,458)	$(42,777)	$(141,235)

Balance January 1, 2017	$16,153	$(40,776)	$(24,623)
Other comprehensive income (loss) before reclassifications	76,455	—	76,455
Reclassification of amounts included in net income	3,196	2,647	5,843
Net other comprehensive income (loss) during period	79,651	2,647	82,298
Balance at September 30, 2017	$95,804	$(38,129)	$57,675

Note 15 – Operating Segments
We are managed under a matrix organizational structure whereby our two primary operating segments, Banking and Frost Wealth Advisors, overlap a regional reporting structure. See our 2017 Form 10-K for additional information regarding our operating segments. Summarized operating results by segment were as follows:

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
Revenues from (expenses to) external customers:
Three months ended:
September 30, 2018	$295,062	$36,868	$(2,608)	$329,322
September 30, 2017	266,582	36,529	(2,285)	300,826
Nine months ended:
September 30, 2018	$874,056	$106,475	$(7,680)	$972,851
September 30, 2017	786,743	107,829	(5,669)	888,903
Net income (loss):
Three months ended:
September 30, 2018	$114,214	$6,442	$(2,812)	$117,844
September 30, 2017	88,368	6,417	(1,654)	93,131
Nine months ended:
September 30, 2018	$327,131	$17,977	$(9,443)	$335,665
September 30, 2017	250,766	17,990	(5,131)	263,625

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
Financial Assets and Financial Liabilities. The table below summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy of ASC Topic 820 utilized to measure fair value.

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
September 30, 2018
Securities available for sale:
U.S. Treasury	$3,402,879	$—	$—	$3,402,879
Residential mortgage-backed securities	—	756,371	—	756,371
States and political subdivisions	—	6,976,690	—	6,976,690
Other	—	42,651	—	42,651
Trading account securities:
U.S. Treasury	21,804	—	—	21,804
States and political subdivisions	—	434	—	434
Derivative assets:
Interest rate swaps, caps and floors	—	14,430	—	14,430
Commodity swaps and options	—	35,813	1,296	37,109
Foreign currency forward contracts	263	—	—	263
Derivative liabilities:
Interest rate swaps, caps and floors	—	26,867	—	26,867
Commodity swaps and options	—	36,848	—	36,848
Foreign currency forward contracts	189	—	—	189
December 31, 2017
Securities available for sale:
U.S. Treasury	$3,445,153	$—	$—	$3,445,153
Residential mortgage-backed securities	—	665,086	—	665,086
States and political subdivisions	—	6,336,209	—	6,336,209
Other	—	42,561	—	42,561
Trading account securities:
U.S. Treasury	19,210	—	—	19,210
States and political subdivisions	—	1,888	—	1,888
Derivative assets:
Interest rate swaps, caps and floors	—	20,022	—	20,022
Commodity swaps and options	—	14,408	1,233	15,641
Foreign currency forward contracts	415	—	—	415
Derivative liabilities:
Interest rate swaps, caps and floors	—	18,754	—	18,754
Commodity swaps and options	—	15,327	—	15,327
Foreign currency forward contracts	239	—	—	239

Derivative assets, measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the reported periods consist of commodity swaps sold to loan customers. The significant unobservable (Level 3) inputs used in the fair value measurement of these commodity swaps sold to loan customers primarily relate to the probability of default and loss severity in the event of default. The probability of default is determined by the underlying risk grade of the loan (see Note 3 - Loans) underlying the commodity swap in that the probability of default increases as a loan’s risk grade deteriorates, while the loss severity is estimated through an analysis of the collateral supporting both the underlying loan and commodity swap. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity. The weighted-average risk grade of loans underlying commodity swaps measured at fair value using significant unobservable (Level 3) inputs was 12.0 at both September 30, 2018 and December 31, 2017. The weighted-average loss severity in the event of default on the commodity swaps was 19.7% and 15.4% at September 30, 2018 and December 31, 2017, respectively. A reconciliation of the beginning and ending balances of derivative assets measured at fair value on a recurring basis using significant unobservable (Level 3) inputs is not presented as such amounts were not significant during the reported periods.
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

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Level 2	Level 3	Level 2	Level 3
Carrying value of impaired loans before allocations	$12,876	$28,638	$—	$64,287
Specific valuation allowance (allocations) reversals of prior allocations	(2,599)	4,256	—	(13,477)
Fair value	$10,277	$32,894	$—	$50,810
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

	Nine Months Ended September 30,
	2018	2017
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$2,898	$—
Charge-offs recognized in the allowance for loan losses	—	—
Fair value	$2,898	$—
Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$1,823	$89
Write-downs included in other non-interest expense	(473)	(16)
Fair value	$1,350	$73

Financial Instruments Reported at Amortized Cost. The estimated fair values of financial instruments that are reported at amortized cost in our consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	September 30, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$3,419,489	$3,419,489	$5,053,047	$5,053,047
Securities held to maturity	1,111,762	1,116,845	1,432,098	1,455,791
Cash surrender value of life insurance policies	182,603	182,603	180,477	180,477
Accrued interest receivable	137,553	137,553	167,508	167,508
Level 3 inputs:
Loans, net	13,677,260	13,621,005	12,990,301	12,981,165
Financial liabilities:
Level 2 inputs:
Deposits	26,348,854	26,342,071	26,872,389	26,866,676
Federal funds purchased and repurchase agreements	1,083,777	1,083,777	1,147,824	1,147,824
Junior subordinated deferrable interest debentures	136,227	137,115	136,184	137,115
Subordinated notes payable and other borrowings	98,669	98,875	98,552	105,311
Accrued interest payable	4,904	4,904	3,358	3,358
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
ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2016-02 will be effective for us on January 1, 2019 and initially required transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the Financial Accounting Standards Board issued ASU 2018-11 which, among other things, provides an additional transition method that would allow entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We are currently implementing a third-party vendor solution to assist us in the application of ASU 2016-02. We currently estimate that the adoption of ASU 2016-02 will result in the recognition of right-of-use assets and related lease liabilities totaling approximately $400 million to $500 million. We expect to elect to apply certain practical expedients provided under ASU 2016-02 whereby we will not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. We also do not expect to apply the recognition requirements of ASU 2016-02 to any short-term leases (as defined by related accounting guidance).

We expect to account for lease and non-lease components separately because such amounts are readily determinable under our lease contracts and because we expect this election will result in a lower impact on our balance sheet.
ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective on January 1, 2020. We are currently evaluating the potential impact of ASU 2016-13 on our financial statements. In that regard, we have formed a cross-functional working group, under the direction of our Chief Financial Officer and our Chief Risk Officer. The working group is comprised of individuals from various functional areas including credit, risk management, finance and information technology, among others. We are currently working through our implementation plan which includes assessment and documentation of processes, internal controls and data sources; model development and documentation; and system configuration, among other things. We are also in the process of implementing a third-party vendor solution to assist us in the application of the ASU 2016-13. The adoption of the ASU 2016-13 could result in an increase in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate that we establish an allowance for expected credit losses for certain debt securities and other financial assets. While we are currently unable to reasonably estimate the impact of adopting ASU 2016-13, we expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.
ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium to require such premiums to be amortized to the earliest call date unless applicable guidance related to certain pools of securities is applied to consider estimated prepayments. Under prior guidance, entities were generally required to amortize premiums on individual, non-pooled callable debt securities as a yield adjustment over the contractual life of the security. ASU 2017-08 does not change the accounting for callable debt securities held at a discount. ASU 2017-08 will be effective for us on January 1, 2019. The impact of adopting ASU 2017-08 will be significantly influenced by the composition of our securities portfolio as of that adoption date. Nonetheless, we currently expect to recognize a cumulative effect adjustment reducing retained earnings by approximately $11.3 million. Furthermore, we expect premium amortization expense for 2019 to be approximately $5.3 million higher than what would have been the case had we continued to amortize the affected securities to their respective maturity dates.
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
ASU 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820. The amendments in this update remove disclosures that no longer are considered cost beneficial, modify/clarify the specific requirements of certain disclosures, and add disclosure requirements identified as relevant. ASU 2018-13 will be effective for us on January 1, 2020, with early adoption permitted, and is not expected to have a significant impact on our financial statements.
ASU 2018-14, “Compensation - Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20).” ASU 2018-14 amends and modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. The amendments in this update remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. ASU 2018-14 will be effective for us on January 1, 2021, with early adoption permitted, and is not expected to have a significant impact on our financial statements.

ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” ASU 2018-15 clarifies certain aspects of ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which was issued in April 2015. Specifically, ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 does not affect the accounting for the service element of a hosting arrangement that is a service contract. ASU 2018-15 will be effective for us on January 1, 2020, with early adoption permitted, and is not expected to have a significant impact on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Review
Cullen/Frost Bankers, Inc.
The following discussion should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2017, and the other information included in the 2017 Form 10-K. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results for the year ending December 31, 2018 or any future period.
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

Results of Operations
Net income available to common shareholders totaled $115.8 million, or $1.78 per diluted common share and $329.6 million, or $5.08 per diluted common share, for the three and nine months ended September 30, 2018 compared to $91.1 million, or $1.41 per diluted common share, and $257.6 million, or $3.98 per diluted common share, for the three and nine months ended September 30, 2017.
Selected data for the comparable periods was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Taxable-equivalent net interest income	$265,687	$264,406	$778,754	$774,819
Taxable-equivalent adjustment	24,022	45,195	70,071	132,311
Net interest income	241,665	219,211	708,683	642,508
Provision for loan losses	2,650	10,980	17,846	27,358
Net interest income after provision for loan losses	239,015	208,231	690,837	615,150
Non-interest income	87,657	81,615	264,168	246,395
Non-interest expense	193,668	186,823	579,187	562,789
Income before income taxes	133,004	103,023	375,818	298,756
Income taxes	15,160	9,892	40,153	35,131
Net income	117,844	93,131	335,665	263,625
Preferred stock dividends	2,016	2,016	6,047	6,047
Net income available to common shareholders	$115,828	$91,115	$329,618	$257,578
Earnings per common share – basic	$1.80	$1.43	$5.13	$4.02
Earnings per common share – diluted	1.78	1.41	5.08	3.98
Dividends per common share	0.67	0.57	1.91	1.68
Return on average assets	1.49%	1.19%	1.42%	1.14%
Return on average common equity	14.40	11.71	14.02	11.44
Average shareholders’ equity to average assets	10.79	10.63	10.63	10.43
Net income available to common shareholders increased $24.7 million, or 27.1%, for the three months ended September 30, 2018 and increased $72.0 million, or 28.0%, for the nine months ended September 30, 2018 compared to the same periods in 2017. The increase during the three months ended September 30, 2018 was primarily the result of a $22.5 million increase in net interest income, an $8.3 million decrease in the provision for loan losses and a $6.0 million increase in non-interest income partly offset by a $6.8 million increase in non-interest expense and a $5.3 million increase in income tax expense. The increase during the nine months ended September 30, 2018 was primarily the result of a $66.2 million increase in net interest income, a $17.8 million increase in non-interest income and a $9.5 million decrease in the provision for loan losses partly offset by a $16.4 million increase in non-interest expense and a $5.0 million increase in income tax expense.
Details of the changes in the various components of net income are further discussed below.
Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 72.8% of total revenue during the first nine months of 2018. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.
The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate. The prime rate began 2017 at 3.75% and remained at that level until March 2017, when it increased 25 basis points to 4.00%. During the remainder of 2017, the prime rate increased an additional 50 basis points (25 basis points in each of June and December) to end 2017 at 4.50%. During the first nine months of 2018, the prime rate increased 75 basis points (25 basis points in each of March, June, and September) to end the period at 5.25%. Our loan portfolio is also impacted by changes in the London Interbank Offered Rate (LIBOR). At September 30, 2018, the one-month and three-month U.S. dollar LIBOR interest rates were 2.26% and 2.40%, respectively, while at September 30, 2017, the one-month and three-month U.S. dollar LIBOR interest rates were 1.23% and 1.33%, respectively. The effective federal funds rate, which is the cost of immediately available overnight funds, began 2017 at 0.75% and subsequently increased 75 basis points (25 basis points in each of March, June and December) to end 2017 at 1.50%. During the first nine months of 2018, the effective federal funds rate increased 75 basis points (25 basis points in each of March, June and September) to end the period at 2.25%.
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

	Three Months Ended
	September 30, 2018 vs. September 30, 2017
	Increase (Decrease) Due to Change in
	Rate	Volume	Tax Rate	Total
Interest-bearing deposits	$5,636	$(1,991)	$—	$3,645
Federal funds sold and resell agreements	215	940	—	1,155
Securities:
Taxable	1,644	(3,508)	—	(1,864)
Tax-exempt	(1,742)	7,966	(21,252)	(15,028)
Loans, net of unearned discounts	20,827	12,853	(1,631)	32,049
Total earning assets	26,580	16,260	(22,883)	19,957
Savings and interest checking	1,215	19	—	1,234
Money market deposit accounts	13,246	73	—	13,319
Time accounts	1,327	18	—	1,345
Public funds	648	(13)	—	635
Federal funds purchased and repurchase agreements	1,766	3	—	1,769
Junior subordinated deferrable interest debentures	374	—	—	374
Subordinated notes payable and other notes	(2)	2	—	—
Total interest-bearing liabilities	18,574	102	—	18,676
Net change	$8,006	$16,158	$(22,883)	$1,281

	Nine Months Ended
	September 30, 2018 vs. September 30, 2017
	Increase (Decrease) Due to Change in
	Rate	Volume	Tax Rate	Total
Interest-bearing deposits	$17,639	$(1,895)	$—	$15,744
Federal funds sold and resell agreements	459	2,602	—	3,061
Securities:
Taxable	3,665	(12,612)	—	(8,947)
Tax-exempt	(8,481)	18,174	(64,085)	(54,392)
Loans, net of unearned discounts	55,781	40,762	(2,908)	93,635
Total earning assets	69,063	47,031	(66,993)	49,101
Savings and interest checking	3,079	51	—	3,130
Money market deposit accounts	32,496	128	—	32,624
Time accounts	2,976	15	—	2,991
Public funds	2,024	(64)	—	1,960
Federal funds purchased and repurchase agreements	2,625	83	—	2,708
Junior subordinated deferrable interest debentures	956	1	—	957
Subordinated notes payable and other notes	418	378	—	796
Total interest-bearing liabilities	44,574	592	—	45,166
Net change	$24,489	$46,439	$(66,993)	$3,935
Taxable-equivalent net interest income for the three months ended September 30, 2018 increased $1.3 million, or 0.5%, while taxable-equivalent net interest income for the nine months ended September 30, 2018 increased $3.9 million, or 0.5%, compared to the same periods in 2017. Taxable-equivalent net interest income for the three and nine months ended September 30, 2018 was impacted by the reduction in the U.S. federal statutory income tax rate from 35% to 21% under the Tax Cuts and Jobs Act enacted on December 22, 2017. Taxable-equivalent net interest income for the three and nine months ended September 30, 2017 would have been lower by approximately $22.9 million and $67.0 million, respectively, based on a 21% tax rate rather than the 35% tax rate then in effect. Excluding the effect of the tax rate reduction whereby a 21% tax rate is used for each period, taxable-equivalent net interest income effectively increased approximately $24.2 million and $70.9 million during the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. These effective increases in taxable-equivalent net interest income were primarily related to increases in the average yields on loans, interest-bearing deposits and taxable securities combined with increases in the average volumes of loans, tax-exempt securities and federal funds sold and resell agreements. The impact of these items was partly offset by increases in the average rates paid on interest-bearing deposits and other borrowed funds, decreases in the average volume of taxable securities and interest bearing deposits and decreases in the average yield on tax-exempt securities, notwithstanding the effect of the tax rate reduction.
The average volume of interest-earning assets for the three months ended September 30, 2018 increased $453.1 million, while the average volume of interest-earning assets for the nine months ended September 30, 2018 increased $674.9 million compared to the same periods in 2017. The increase in the average volume of interest-earning assets during the three months ended September 30, 2018 included a $1.1 billion increase in average loans and a $529.7 million increase in average tax-exempt securities partly offset by a $807.7 million decrease in average taxable securities and a $365.0 million decrease in average interest-bearing deposits and federal funds sold and resell agreements. The increase in the average volume of interest-earning assets during the nine months ended September 30, 2018 included a $1.2 billion increase in average loans and a $455.1 million increase in average tax-exempt securities partly offset by a $936.1 million decrease in average taxable securities and a $31.3 million decrease in average interest-bearing deposits and federal funds sold and resell agreements.
The taxable-equivalent net interest margin decreased 7 basis points from 3.73% during the three months ended September 30, 2017 to 3.66% during the three months ended September 30, 2018 and decreased 8 basis points from 3.69% during the nine months ended September 30, 2017 to 3.61% during the nine months ended September 30, 2018. The taxable-equivalent net interest margin for the three and nine months ended September 30, 2018 was impacted by the aforementioned reduction in the U.S. federal statutory income tax rate. The taxable-equivalent net interest margin for the three and nine months ended September 30, 2017 would have been lower by approximately 32 basis points in each period, respectively, based on a 21% tax rate rather than the 35% tax rate then in effect. Excluding the effect of the tax rate reduction whereby a 21% tax rate is used for each period, the taxable-equivalent net interest margin effectively increased 25 and 24 basis points during the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. These effective increases were primarily related to increases in the average yields on loans, interest-bearing deposits and federal funds sold and resell agreements partly offset by increases in the average cost of interest-bearing deposits and other borrowed funds and decreases in the average yields on tax-exempt securities, notwithstanding the effects of the tax rate reduction.
The average taxable-equivalent yield on interest-earning assets increased 19 basis points from 3.85% during the three months ended September 30, 2017 to 4.04% during the three months ended September 30, 2018 and increased 12 basis points from 3.77% during the nine months ended September 30, 2017 to 3.89% during the nine months ended September 30, 2018. The increases in the average yield on interest earning assets during the three and nine months ended September 30, 2018 were primarily due to increases in the average yields on loans, interest-bearing deposits and federal funds sold and resell agreements mostly offset by decreases in the average taxable-equivalent yield on tax exempt securities, primarily because of the tax rate reduction, as further discussed below. The average taxable-equivalent yield on interest-earning assets is primarily impacted by changes in market interest rates, changes in the volume and relative mix of interest-earning assets and statutory tax rates.
The average taxable-equivalent yield on loans increased 58 basis points from 4.46% during the three months ended September 30, 2017 to 5.04% during the three months ended September 30, 2018 and increased 54 basis points from 4.32% during the nine months ended September 30, 2017 to 4.86% during the nine months ended September 30, 2018. The average taxable-equivalent yield on loans was positively impacted by the increases in market interest rates discussed above. Due to the relative proportion of our tax-exempt loan portfolio to total loans, the reduction in the U.S. federal statutory income tax rate did not significantly impact the overall average taxable-equivalent yield on loans during the nine months ended September 30, 2018. The average volume of loans for the nine months ended September 30, 2018 increased $1.2 billion, or 9.6%, compared to the same period in 2017. Loans made up approximately 46.9% of average interest-earning assets during the nine months ended September 30, 2018 compared to 43.8% during the same period in 2017.
The average taxable-equivalent yield on securities was 3.41% during the three months ended September 30, 2018, decreasing 53 basis points from 3.94% during the three months ended September 30, 2017 while the average taxable-equivalent yield on securities was 3.38% during the nine months ended September 30, 2018, decreasing 58 basis points from 3.96% during the nine months ended September 30, 2017. The decreases in the average taxable-equivalent yield on securities during the three and nine months ended September 30, 2018 were primarily related to decreases in the average taxable-equivalent yield on tax exempt securities partly offset by increases in the relative proportion of higher-yielding tax exempt securities to total securities and, to a lesser extent, an increase in the average yield on taxable securities. The average taxable-equivalent yield on tax-exempt securities decreased 127 basis points from 5.39% during the nine months ended September 30, 2017 to 4.12% during the nine months ended September 30, 2018. This decrease was primarily related to the aforementioned reduction in the U.S. federal statutory income tax rate.
The taxable-equivalent yield on tax exempt securities for the nine months ended September 30, 2017 would have been 118 basis points lower based on a 21% tax rate rather than the 35% tax rate then in effect. Excluding the effect of the tax rate reduction whereby a 21% tax rate is used for each period, the taxable-equivalent yield on tax exempt securities effectively decreased 9 basis points during the nine months ended September 30, 2018 compared to the same period in 2017. The overall average yield on total securities was positively impacted by a higher proportion of average securities invested in higher-yielding tax exempt securities during the nine months ended September 30, 2018 compared to the same period in 2017. Tax exempt securities made up approximately 65.0% of total average securities during the nine months ended September 30, 2018, compared to 58.8% during the same period in 2017. The average yield on taxable securities increased 10 basis points from 1.90% during the nine months ended September 30, 2017 to 2.00% during the nine months ended September 30, 2018. The average volume of total securities during the nine months ended September 30, 2018 decreased $481.0 million, or 3.9%, compared to the same period in 2017. Securities made up approximately 41.4% of average interest-earning assets during the nine months ended September 30, 2018 compared to 44.1% during the same period in 2017.
Average interest-bearing deposits, federal funds sold and resell agreements for the three and nine months ended September 30, 2018 decreased $365.0 million, or 10.7%, and $31.3 million, or 0.9%, compared to the same periods in 2017, respectively. Interest-bearing deposits, federal funds sold and resell agreements made up approximately 10.6% and 11.7% of average interest-earning assets during the three and nine months ended September 30, 2018 compared to 12.1% during both the three and nine months ended September 30, 2017. The combined average yield on interest-bearing deposits, federal funds sold and resell agreements was 2.05% and 1.83% during the three and nine months ended September 30, 2018, respectively, compared to 1.28% and 1.07% during the same periods in 2017, respectively. As discussed above, the effective federal funds rate began 2017 at 0.75% and subsequently increased 75 basis points (25 basis points in each of March, June and December) to end 2017 at 1.50%. During the first nine months of 2018, the effective federal funds rate increased 75 basis points (25 basis points in each of March, June and September) to end the period at 2.25%.
The average rate paid on interest-bearing liabilities was 0.64% and 0.49% during the three and nine months ended September 30, 2018, respectively, increasing 43 basis points and 36 basis points, respectively, from 0.21% and 0.13% during the same periods in 2017. Average deposits increased $402.4 million ($468.5 million increase in interest-bearing net of a $66.1 million decrease in non-interest bearing) during the three months ended September 30, 2018 compared to the same period in 2017, while average deposits increased $471.9 million ($435.1 million interest-bearing and $36.9 million non-interest bearing) during the nine months ended September 30, 2018 compared to the same period in 2017. The ratio of average interest-bearing deposits to total average deposits was 59.1% and 58.9% during the three and nine months ended September 30, 2018, respectively, compared to 58.2% and 58.3% during the same periods of 2017. The average cost of deposits is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-bearing deposits. The average cost of interest-bearing deposits and total deposits was 0.57% and 0.34%, respectively, during the three months ended September 30, 2018 compared to 0.15% and 0.09%, respectively, during the three months ended September 30, 2017 while the average cost of interest-bearing deposits and total deposits was 0.44% and 0.26%, respectively, during the nine months ended September 30, 2018 compared to 0.09% and 0.05%, respectively, during the nine months ended September 30, 2017. The average cost of deposits during 2018 was impacted by increases in the interest rates we pay on most of our interest-bearing deposit products as a result of the aforementioned increases in market interest rates.
Our net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.40% during both the three and nine months ended September 30, 2018 compared to 3.64% during both the three and nine months ended September 30, 2017. Our net interest spread during the nine months ended September 30, 2018 was negatively impacted by the aforementioned reduction in the U.S. federal statutory income tax rate, which limited growth in the average taxable-equivalent yield on interest earning assets despite increases in market interest rates. The net interest spread during the nine months ended September 30, 2018 was further negatively impacted by the increases in the average cost of interest-bearing deposits and other borrowed funds. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.
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
Provision for Loan Losses
The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb inherent losses within the existing loan portfolio. The provision for loan losses totaled $2.7 million and $17.8 million for the three and nine months ended September 30, 2018 compared to $11.0 million and $27.4 million for the three and nine months ended September 30, 2017. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.
Non-Interest Income
The components of non-interest income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Trust and investment management fees	$30,801	$27,493	$89,509	$81,690
Service charges on deposit accounts	21,569	20,967	63,554	62,934
Insurance commissions and fees	11,037	10,892	37,573	34,441
Interchange and debit card transaction fees	3,499	5,884	10,103	17,150
Other charges, commissions and fees	9,580	10,493	27,860	29,983
Net gain (loss) on securities transactions	(34)	(4,867)	(113)	(4,917)
Other	11,205	10,753	35,682	25,114
Total	$87,657	$81,615	$264,168	$246,395
Total non-interest income for the three and nine months ended September 30, 2018 increased $6.0 million, or 7.4%, and increased $17.8 million, or 7.2%, compared to the same periods in 2017, respectively. Changes in the various components of non-interest income are discussed in more detail below.
Trust and Investment Management Fees. Trust and investment management fees for the three and nine months ended September 30, 2018 increased $3.3 million, or 12.0%, and increased $7.8 million, or 9.6%, compared to the same periods in 2017, respectively. Investment fees are the most significant component of trust and investment management fees, making up approximately 82.5% and 83.5% of total trust and investment management fees for the first nine months of 2018 and 2017, respectively. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees.
The increase in trust and investment management fees during the three and nine months ended September 30, 2018 compared to the same periods in 2017 was primarily the result of increases in trust investment fees (up $2.1 million and $5.6 million, respectively) and increases in oil and gas fees (up $878 thousand and $2.1 million, respectively). The increase in trust investment fees during 2018 was due to higher average equity valuations. The increase in oil and gas fees during 2018 was related to an increase in energy prices and new business, partly driven by enhancements to our service offering.
At September 30, 2018, trust assets, including both managed assets and custody assets, were primarily composed of equity securities (52.1% of assets), fixed income securities (36.3% of assets) and cash equivalents (6.6% of assets). The estimated fair value of these assets was $34.7 billion (including managed assets of $15.6 billion and custody assets of $19.1 billion) at September 30, 2018, compared to $32.8 billion (including managed assets of $14.1 billion and custody assets of $18.7 billion) at December 31, 2017 and $31.0 billion (including managed assets of $13.9 billion and custody assets of $17.2 billion) at September 30, 2017.
Service Charges on Deposit Accounts. Service charges on deposit accounts for the three months ended September 30, 2018 increased $602 thousand, or 2.9%, compared to the same period in 2017. The increase was primarily related to increases in overdraft/insufficient funds charges on consumer and commercial accounts (up $977 thousand and $252 thousand, respectively) partly offset by a decrease in commercial service charges (down $669 thousand). Service charges on deposit accounts for the nine months ended September 30, 2018 increased $620 thousand compared to the same period in 2017. The increase was primarily related to increases in overdraft/insufficient funds charges on consumer and commercial accounts (up $1.6 million and $476 thousand, respectively) and consumer service charges (up $589 thousand) partly offset by a decrease in commercial service charges (down $2.0 million). Overdraft/insufficient funds charges totaled $10.0 million ($7.8 million consumer and $2.2 million commercial) during the three months ended September 30, 2018 compared to $8.7 million ($6.8 million consumer and $2.0 million commercial) during the same period in 2017. Overdraft/insufficient funds charges totaled $28.0 million ($21.6 million consumer and $6.4 million commercial) during the nine months ended September 30, 2018 compared to $25.9 million ($20.0 million consumer and $5.9 million commercial) during the same period in 2017.
Insurance Commissions and Fees. Insurance commissions and fees for the three months ended September 30, 2018 increased $145 thousand, or 1.3%, compared to the same period in 2017. The increase was related to increases in commission income (up $230 thousand) partly offset by a decrease in contingent income (down $85 thousand). Insurance commissions and fees for the nine months ended September 30, 2018 increased $3.1 million, or 9.1%, compared to the same period in 2017. The increase was related to increases in commission income (up $2.4 million) and contingent income (up $773 thousand). The increases in commission income during the three and nine months ended September 30, 2018 were primarily related to increases in commissions on property and casualty policies and benefit plan commissions due to increased business volumes. Insurance commissions and fees include contingent income totaling $273 thousand and $4.2 million during the three and nine months ended September 30, 2018, respectively, and $358 thousand and $3.4 million during the same periods in 2017. Contingent income primarily consists of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. These performance related contingent payments are seasonal in nature and are mostly received during the first quarter of each year. This performance related contingent income totaled $3.1 million and $2.1 million during the nine months ended September 30, 2018 and 2017, respectively. The increase in performance related contingent income during 2018 was related to growth within the portfolio and improvement in the loss performance of insurance policies previously placed. Contingent income also includes amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. This benefit plan related contingent income totaled $200 thousand and $1.1 million during the three and nine months ended September 30, 2018, respectively, and $311 thousand and $1.3 million during the same periods in 2017.
Interchange and Debit Card Transaction Fees. Interchange fees, or “swipe” fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Interchange and debit card transaction fees consist of income from check card usage, point of sale income from PIN-based debit card transactions and ATM service fees. Beginning in 2018, in connection with the adoption of Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” interchange and debit card transaction fees are reported net of related network costs. See Note 1 - Significant Accounting Policies. Previously, such network costs were reported as a component of other non-interest expense. Interchange and debit card transaction fees for the three and nine months ended September 30, 2018 reported on a net basis totaled $3.5 million and $10.1 million, respectively, while interchange and debit card transaction fees for the three and nine months ended September 30, 2017 reported on a gross basis totaled $5.9 million and $17.2 million, respectively. A comparison of gross and net interchange and debit card transaction fees for the reported periods is presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income from debit card transactions	$5,484	$4,907	$16,075	$14,309
ATM service fees	991	977	2,954	2,841
Gross interchange and debit card transaction fees	6,475	5,884	19,029	17,150
Network costs	2,976	2,980	8,926	9,094
Net interchange and debit card transaction fees	$3,499	$2,904	$10,103	$8,056
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
Other Charges, Commissions and Fees. Other charges, commissions and fees for the three months ended September 30, 2018 decreased $913 thousand, or 8.7%, compared to the same period in 2017. The decrease was primarily related to decreases in loan processing fees (down $1.0 million) and income from corporate finance and capital market advisory services (down $454 thousand) partly offset by increases in income from the sale of life insurance (up $327 thousand), among other things. Other charges, commissions and fees for the nine months ended September 30, 2018 decreased $2.1 million, or 7.1%, compared to the same period in 2017. The decrease was primarily related to decreases in loan processing fees (down $2.2 million) and income from corporate finance and capital market advisory services (down $624 thousand) partly offset by increases in income from the sale of money market accounts and life insurance (up $356 thousand and $293 thousand, respectively).
Net Gain/Loss on Securities Transactions. During the nine months ended September 30, 2018, and 2017, we sold certain available-for-sale U.S Treasury securities with amortized costs totaling $13.8 billion and $8.2 billion and realized net losses of $113 thousand and $50 thousand on those sales, respectively. The sales were primarily related to securities purchased and subsequently sold in the same period of their purchase in connection with our tax planning strategies related to the Texas franchise tax. The gross proceeds from the sales of these securities outside of Texas are included in total revenues/receipts from all sources reported for Texas franchise tax purposes, which results in a reduction in the overall percentage of revenues/receipts apportioned to Texas and subjected to taxation under the Texas franchise tax. During the third quarter of 2017, we also sold certain other available-for-sale U.S. Treasury securities with an amortized cost totaling $751.4 million and realized a net loss of $4.9 million on those sales. These securities were sold with the intent to reinvest the sales proceeds in higher yielding debt securities and other investments.
Other Non-Interest Income. Other non-interest income for the three months ended September 30, 2018 increased $452 thousand, or 4.2%, compared to the same period in 2017. The increase during the three months ended September 30, 2018 was primarily related to increases in sundry and other miscellaneous income (up $1.6 million) and income from customer foreign currency transactions (up $205 thousand), among other things, partly offset by decreases in public finance underwriting fees (down $1.2 million) and income from customer derivative and trading activities (down $140 thousand), among other things. Other non-interest income for the nine months ended September 30, 2018 increased $10.6 million, or 42.1%, compared to the same period in 2017. The increase during the nine months ended September 30, 2018 was primarily related to increases in sundry and other miscellaneous income (up $4.7 million), gains on the sale of foreclosed and other assets (up $4.6 million), income from customer derivative and trading activities (up $1.5 million) and income from customer foreign currency transactions (up $541 thousand), among other things, partly offset by decreases in public finance underwriting fees (down $668 thousand), among other things. Sundry and other miscellaneous income during the first nine months of 2018 included $4.5 million related to the recovery of prior write-offs, $1.2 million related to a distribution from a private equity investment and $775 thousand related to the settlement of an insurance claim, among other things. Sundry and other miscellaneous income during the first nine months of 2017 included $1.2 million related to the collection of amounts charged-off by Western National Bank prior to our acquisition, $864 thousand related to the settlement of a non-solicitation agreement and $541 related to the recovery of prior-write offs, among other things. Gains on the sale of foreclosed and other assets during the first nine months of 2018 included $4.2 million related to gains on the sale of various branch and operational facilities. The fluctuations in income from customer derivative and trading activities, public finance underwriting fees and income from customer foreign currency transactions during the first nine months of 2018 were primarily related to changes in business volumes.

Non-Interest Expense
The components of non-interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Salaries and wages	$87,547	$84,388	$259,434	$247,895
Employee benefits	18,355	17,730	58,257	57,553
Net occupancy	19,894	19,391	59,089	57,781
Technology, furniture and equipment	21,004	18,743	61,142	54,983
Deposit insurance	4,694	4,862	14,178	15,347
Intangible amortization	336	405	1,093	1,301
Other	41,838	41,304	125,994	127,929
Total	$193,668	$186,823	$579,187	$562,789
Total non-interest expense for the three and nine months ended September 30, 2018 increased $6.8 million, or 3.7%, and increased $16.4 million, or 2.9%, compared to the same periods in 2017. Changes in the various components of non-interest expense are discussed below.
Salaries and Wages. Salaries and wages for the three and nine months ended September 30, 2018 increased $3.2 million, or 3.7%, and increased $11.5 million, or 4.7%, compared to the same periods in 2017. The increase was primarily related to an increase in salaries, due to an increase in the number of employees and normal annual merit and market increases, as well as an increase in incentive compensation.
Employee Benefits. Employee benefits expense for the three months ended September 30, 2018 increased $625 thousand, or 3.5%, compared to the same period in 2017. The increase was primarily due to increases in medical insurance expense (up $760 thousand), expenses related to our 401(k) and profit sharing plans (up $207 thousand) and payroll taxes (up $202 thousand) partly offset by a decrease in in expenses related to our defined benefit retirement plans, as further discussed below. Employee benefits expense for the nine months ended September 30, 2018 increased $704 thousand, or 1.2%, compared to the same period in 2017. The increase was primarily due to increases in payroll taxes (up $746 thousand), expenses related to our 401(k) and profit sharing plans (up $697 thousand) and medical insurance expense (up $612 thousand) partly offset by decreases in expenses related to our defined benefit retirement plans, as further discussed below.
During the three and nine months ended September 30, 2018, we recognized a combined net periodic pension benefit of $254 thousand and $762 thousand, respectively, related to our defined benefit retirement plans compared to a combined net periodic pension expense of $125 thousand and $376 thousand during the same periods in 2017. Our defined benefit retirement and restoration plans were frozen effective as of December 31, 2001 and were replaced by a profit sharing plan. Management believes these actions helped to reduce the volatility in retirement plan expense. However, we still have funding obligations related to the defined benefit and restoration plans and could recognize retirement expense related to these plans in future years, which would be dependent on the return earned on plan assets, the level of interest rates and employee turnover. See Note 12 - Defined Benefit Plans for additional information related to our net periodic pension benefit/cost.
Net Occupancy. Net occupancy expense for the three and nine months ended September 30, 2018 increased $503 thousand, or 2.6%, and $1.3 million, or 2.3%, respectively, compared to the same periods in 2017. The increase during the three months ended September 30, 2018 was primarily related to increases in repairs and maintenance/service contracts expense (up $681 thousand), lease expense (up $450 thousand) partly offset by a decrease in property taxes (down $562 thousand). The increase during the nine months ended September 30, 2018 was primarily related to increases in lease expense (up $1.4 million) and repairs and maintenance/service contracts expense (up $899 thousand) partly offset by a decrease in property taxes (down $938 thousand).
Technology, Furniture and Equipment. Technology, furniture and equipment expense for the three and nine months ended September 30, 2018 increased $2.3 million, or 12.1%, and $6.2 million, or 11.2%, respectively, compared to the same periods in 2017. The increases were primarily related to increases in software maintenance (up $1.4 million and $4.2 million for the three and nine months ended September 30, 2018, respectively), software amortization (up $504 thousand and $1.4 million for the three and nine months ended September 30, 2018, respectively), depreciation on furniture and equipment (up $492 thousand and $238 thousand for the three and nine months ended September 30, 2018, respectively) and, for the nine months ended September 30, 2018, service contracts expense (up $407 thousand).
Deposit Insurance. Deposit insurance expense totaled $4.7 million and $14.2 million for the three and nine months ended September 30, 2018 compared to $4.9 million and $15.3 million for the three and nine months ended September 30, 2017. The decrease in deposit insurance expense during 2018 was mostly related to a decrease in our base assessment rate. The level of deposit insurance expense during the comparable periods was impacted by a surcharge that became applicable during the third quarter of 2016. In August 2016, the Federal Deposit Insurance Corporation (“FDIC”) announced that the Deposit Insurance Fund (“DIF”) reserve ratio had surpassed 1.15% as of June 30, 2016. As a result, beginning in the third quarter of 2016, the range of initial assessment rates for all institutions was adjusted downward and institutions with $10 billion or more in assets were assessed a quarterly surcharge. The quarterly surcharge will continue to be assessed until such time as the reserve ratio reaches the statutory minimum of 1.35% required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.
Intangible Amortization. Intangible amortization is primarily related to core deposit intangibles and, to a lesser extent, intangibles related to customer relationships and non-compete agreements. Intangible amortization for the three and nine months ended September 30, 2018 decreased $69 thousand, or 17.0%, and $208 thousand, or 16.0%, respectively, compared to the same periods in 2017. The decrease in amortization was primarily related to the completion of amortization of certain previously recognized intangible assets as well as a reduction in the annual amortization rate of certain previously recognized intangible assets as we use an accelerated amortization approach which results in higher amortization rates during the earlier years of the useful lives of intangible assets.
Other Non-Interest Expense. Other non-interest expense for the three and nine months ended September 30, 2018 increased $534 thousand, or 1.3%, and decreased $1.9 million, or 1.5%, compared to the same periods in 2017. As discussed above in the section captioned “Interchange and Debit Card Transaction Fees,” in connection with the adoption of ASU 2014-09 in 2018, network costs associated with debit card and ATM transactions are now reported netted against the related fees from such transactions and included in Interchange and Debit Card Transaction Fees in the accompanying Consolidated Statement of Income for the three and nine months ended September 30, 2018. Previously, such network costs were reported as a component of other non-interest expense. Network costs associated with debit card and ATM transactions during the three and nine months ended September 30, 2018 totaled $3.0 million and $8.9 million, respectively, compared to $3.0 million and $9.1 million during the same periods in 2017. Excluding network costs from the three months ended September 30, 2017, other non-interest expense effectively increased $3.5 million, or 9.2%, during the three months ended September 30, 2018. This effective increase included increases in advertising/promotions expense, partly related to new sponsorship arrangements, (up $2.9 million); professional services expense (up $1.9 million); and platform/management fees related to Frost Investment Advisors and Frost Investment Services (up $604 thousand); among other things. These items were partly offset by decreases in fraud losses (down $462 thousand), data communications expense (down $416 thousand) and sundry and other miscellaneous expenses (down $383 thousand), among other things. Excluding network costs from the nine months ended September 30, 2017, other non-interest expense effectively increased $7.2 million, or 6.0%, during the nine months ended September 30, 2018. This increase included increases in professional services expense (up $6.6 million), donations expense related to a contributions to our charitable foundation (up $4.2 million), platform/management fees related to Frost Investment Advisors and Frost Investment Services (up $1.1 million), outside computer services expense (up $667 thousand) and advertising/promotions expense (up $551 thousand), among other things. These items were partly offset by decreases in fraud losses, primarily related to check cards, (down $2.6 million); data communications expense (down $1.1 million); and travel/meals and entertainment expense (down $729 thousand); among other things.
The increase in professional services expense during 2018 was partly related to a data security incident during the first quarter of 2018 which resulted in unauthorized access to a third-party lockbox software program used by certain of our commercial lockbox customers to store digital images. We have stopped the identified unauthorized access and are working with a leading cybersecurity firm. We have reported the incident to, and are cooperating with, law-enforcement authorities and our investigation is ongoing. We have contacted each of the affected commercial customers and are working with them to support them in taking appropriate actions. The identified incident did not impact other Frost systems. As of September 30, 2018, out-of-pocket costs incurred related to this incident totaled $1.9 million, of which $415 thousand was incurred in the third quarter of 2018.
Results of Segment Operations
Our operations are managed along two primary operating segments: Banking and Frost Wealth Advisors. A description of each business and the methodologies used to measure financial performance is described in Note 15 - Operating Segments in the accompanying notes to consolidated financial statements included elsewhere in this report. Net income (loss) by operating segment is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Banking	$114,214	$88,368	$327,131	$250,766
Frost Wealth Advisors	6,442	6,417	17,977	17,990
Non-Banks	(2,812)	(1,654)	(9,443)	(5,131)
Consolidated net income	$117,844	$93,131	$335,665	$263,625

Banking
Net income for the three and nine months ended September 30, 2018 increased $25.8 million, or 29.2%, and increased $76.4 million, or 30.5%, compared to the same periods in 2017, respectively. The increases during the three and nine months ended September 30, 2018 compared to the same periods in 2017 were primarily the result of increases in net interest income (up $26.4 million and $77.6 million respectively) and non-interest income (up $2.1 million and $9.7 million respectively) and decreases in the provision for loan losses (down $8.3 million and $9.5 million respectively) partly offset by increases in non-interest expense (up $4.6 million and $12.1 million respectively) and income tax expense (up $6.3 million and $8.4 million respectively).
Net interest income for the three and nine months ended September 30, 2018 increased $26.4 million, or 12.2%, and increased $77.6 million, or 12.2%, compared to the same periods in 2017, respectively. The increases during the three and nine months ended September 30, 2018 were primarily related to increases in the average yields on loans, interest-bearing deposits and taxable securities combined with increases in the average volumes of loans, tax-exempt securities and federal funds sold and resell agreements. The impact of these items were partly offset by increases in the average rates paid on interest-bearing deposits and other borrowed funds, decreases in the average volume of taxable securities and interest bearing deposits and decreases in the average yield on tax-exempt securities. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.
The provision for loan losses for the three and nine months ended September 30, 2018 totaled $2.6 million and $17.8 million compared to $11.0 million and $27.4 million for the same periods in 2017. See the analysis of the provision for loan losses included in the section captioned “Allowance for Loan Losses” included elsewhere in this discussion.
Non-interest income for the three and nine months ended September 30, 2018 increased $2.1 million, or 4.2%, and increased $9.7 million, or 6.4%, compared to the same periods in 2017. The increase during the three months ended September 30, 2018 was primarily due to a decrease in the net loss on securities transactions and an increase in service charges on deposit accounts partly offset by decreases in interchange and debit card transaction fees and other charges, commissions and fees. The increase during the nine months ended September 30, 2018 was primarily due to increases in other non-interest income, insurance commissions and fees and service charges on deposit accounts combined with a decrease in the net loss on securities transactions partly offset by decreases in interchange and debit card transaction fees and other charges, commissions and fees. Both the three and nine months ended September 30, 2017 included a net loss on securities transactions of $4.9 million. See the analysis of these net gains and losses included in the section captioned “Net Gain/Loss on Securities Transactions” included elsewhere in this discussion. The increases in service charges on deposit accounts for the three and nine months ended September 30, 2018 compared to the same periods in 2017 were primarily related to increases in overdraft/insufficient funds charges on consumer and commercial accounts partly offset by decreases in commercial service charges. The increase in other non-interest income during the nine months ended September 30, 2018 compared to the same period in 2017 was primarily related to increases in sundry and other miscellaneous income, gains on the sale of foreclosed and other assets, income from customer derivative and trading activities and income from customer foreign currency transactions, among other things, partly offset by a decrease in public finance underwriting fees, among other things. Sundry and other miscellaneous income during the first nine months of 2018 included $4.5 million related to the recovery of prior write-offs, $1.2 million related to a distribution from a private equity investment and $775 thousand related to the settlement of and insurance claim, among other things. During the first nine months of 2018, gains on the sale of foreclosed and other assets included $4.2 million related to gains on the sale of various branch and operational facilities. The fluctuations in income from customer derivative and trading activities, income from customer foreign currency transactions and public finance underwriting fees during the first nine months of 2018 were primarily related to changes in business volumes. The increase in insurance commission and fees during the nine months ended September 30, 2018 compared to the same period in 2017 was primarily related to an increase in commission income related to property and casualty policies and benefit plan commissions due to increased business volumes and an increase in performance-related contingent income related to growth within the portfolio and improvement in the loss performance of insurance policies previously placed. In connection with the adoption of a new accounting standard in 2018, network costs associated with debit card and ATM transactions are now reported netted against the related fees from such transactions. Previously, such network costs were reported as a component of other non-interest expense. If such network costs had been netted against interchange and debit card transaction fees in 2017, interchange and debit card transaction fees would have reflected an increase in 2018 as a result of increased transaction volumes. The decreases in other charges, commissions and fees were primarily related to decreases in loan processing fees and income from capital markets advisory services. See the analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for the three and nine months ended September 30, 2018 increased $4.6 million, or 2.9%, and $12.1 million, or 2.5%, compared to the same periods in 2017. The increase during the three months ended September 30, 2018 was primarily related to increases in salaries and wages and technology, furniture and equipment expense partly offset by a decrease in other non-interest expense. The increase during the nine months ended September 30, 2018 was primarily related to increases in salaries and wages, technology, furniture and equipment expense and net occupancy expense partly offset by decreases in other non-interest expense and deposit insurance expense. The increases in salaries and wages for the three and nine months ended September 30, 2018 compared to the same periods in 2017 were primarily due to an increase in the number of employees and normal annual merit and market increases, as well as increases in incentive compensation. The increases in technology, furniture and equipment expense for the three and nine months ended September 30, 2018 compared to the same periods in 2017 were primarily related to increases in software maintenance, software amortization depreciation on furniture and equipment and, for the nine months ended September 30, 2018, service contracts expense. The increase in net occupancy expense during the nine months ended September 30, 2018 compared to the same period in 2017 was primarily related to increases in lease expense and repairs and maintenance/service contracts expense partly offset by a decrease in property taxes. As discussed above, network costs associated with debit card and ATM transactions are now reported netted against the related fees from such transactions, rather than as a component of other non-interest expense as was previously the case. Excluding network costs from the three and nine months ended September 30, 2017, other non-interest expense for the three months ended September 30, 2018 effectively increased $2.3 million while other non-interest expense for the nine months ended September 30, 2018 effectively increased $5.7 million. This effective increase for the three months ended September 30, 2018 included increases in advertising/promotions expense, professional services expense and platform/management fees related to Frost Investment Advisors and Frost Investment Services, among other things. These items were partly offset by decreases in fraud losses, data communications expense and sundry and other miscellaneous expenses, among other things. The effective increase in other non-interest expense for the nine months ended September 30, 2018, included increases in professional services expense, donations expense related to a contributions to our charitable foundation, platform/management fees related to Frost Investment Advisors and Frost Investment Services, outside computer services expense and advertising/promotions expense, among other things. These items were partly offset by decreases in fraud losses, primarily related to check cards; data communications expense; and travel/meals and entertainment expense; among other things. The decrease in deposit insurance expense during the nine months ended September 30, 2018 compared to the same period in 2017 was mostly related to a decrease in our base assessment rate resulting from an improvement in our performance score. See the analysis of these categories of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.
Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $11.0 million and $37.7 million during the three and nine months ended September 30, 2018 and $10.9 million and $34.6 million during the three and nine months ended September 30, 2017. The increases were primarily related to increases in commissions on property and casualty policies and benefit plan commissions due to increased business volumes and, during the nine months ended September 30, 2018, an increase in performance-related contingent income primarily related to growth within the portfolio and improvement in the loss performance of insurance policies previously placed. See the analysis of insurance commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Frost Wealth Advisors
Net income for the three months ended September 30, 2018 increased $25 thousand, or 0.4%, compared to the same period in 2017 as a $3.9 million increase in non-interest income and a $1.7 million decrease in income tax expense were mostly offset by a $3.6 million decrease in net interest income and a $2.1 million increase in non-interest expense. Net income for the nine months ended September 30, 2018 decreased $13 thousand, or 0.1%, compared to the same period in 2017 as a $9.6 million decrease in net interest income and a $3.6 million increase in non-interest expense were mostly offset by an $8.3 million increase in non-interest income and a $4.9 million decrease in income tax expense.
Net interest income for the three and nine months ended September 30, 2018 decreased $3.6 million, or 77.6%, and $9.6 million, or 76.1%, compared to the same periods in 2017. Beginning in 2018, certain repurchase agreements that were previously allocated to the Frost Wealth Advisors segment are now allocated to the Banking segment which resulted in the decreases in net interest income.
Non-interest income for the three and nine months ended September 30, 2018 increased $3.9 million, or 12.2%, and $8.3 million, or 8.7%, compared to the same periods in 2017 primarily due to increases in trust and investment management fees. Trust and investment management fee income is the most significant income component for Frost Wealth Advisors. Investment fees are the most significant component of trust and investment management fees, making up approximately 82.5% of total trust and investment management fees for the first nine months of 2018. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. The increases in trust and investment management fees during the three and nine months ended September 30, 2018 compared to the same periods in 2017 were primarily the result of increases in trust investment fees and oil and gas fees. The increase in trust investment fees during 2018 was due to higher average equity valuations while the increase in oil and gas fees was related to an increase in energy prices. See the analysis of trust and investment management fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for the three and nine months ended September 30, 2018 increased $2.1 million, or 7.7%, and $3.6 million, or 4.5%, compared to the same periods in 2017. The increases were primarily related to increases in other non-interest expense, salaries and wages and technology, furniture and equipment expense. The increases in other non-interest expense were primarily related to increases in platform/management fees, outside computer services expense and sundry and other miscellaneous expense. The increases in salaries and wages were primarily due to an increase in the number of employees and normal annual merit and market increases, as well as increases in incentive compensation. The increases in technology, furniture and equipment expense were primarily related to increases in software maintenance, service contracts expense and software amortization.
Non-Banks
The Non-Banks operating segment had net losses of $2.8 million and $9.4 million for the three and nine months ended September 30, 2018, respectively, compared to net losses of $1.7 million and $5.1 million for the same periods in 2017. The increased net losses for the three and nine months ended September 30, 2018 were primarily due to increases in net interest expense due to increases in the interest rates paid on our long-term borrowings, decreases in net income tax benefits due to a decrease in the U.S. federal statutory income tax rate and increases in salaries and wages.
Income Taxes
We recognized income tax expense of $15.2 million and $40.2 million, for effective tax rates of 11.4% and 10.7% for the three and nine months ended September 30, 2018 compared to $9.9 million and $35.1 million, for effective tax rates of 9.6% and 11.8% for the three and nine months ended September 30, 2017. The effective income tax rates differed from the U.S. statutory federal income tax rates of 21% during 2018 and 35% during 2017 primarily due to the effect of tax-exempt income from loans, securities and life insurance policies and the income tax effects associated with stock-based compensation. Income tax expense and the effective tax rate during the three and nine months ended September 30, 2018 were impacted by the decrease in U.S. statutory federal income tax rate under the Tax Cuts and Jobs Act which is more fully discussed in our 2017 Form 10-K. The effect of this decrease was offset by increases in total income during 2018 with a higher proportion of taxable income relative to tax-exempt income and the impact of certain expenses related to meals and entertainment, executive compensation and deposit insurance, among other things, that are no longer deductible as a result of the Tax Cuts and Jobs Act.

Average Balance Sheet
Average assets totaled $30.9 billion for the nine months ended September 30, 2018 representing an increase of $708.4 million, or 2.3%, compared to average assets for the same period in 2017. The growth in average assets was primarily funded by deposit growth, an increase in average federal funds purchased and repurchase agreements and earnings retention. The increase was primarily reflected in earning assets, which increased $674.9 million, or 2.4%, during the first nine months of 2018 compared to the same period in 2017. The increase in earning assets included a $1.2 billion increase in average loans and a $455.1 million increase in average tax-exempt securities partly offset by a $936.1 million decrease in average taxable securities and a $31.3 million decrease in average interest-bearing deposits, federal funds sold and resell agreements. Average deposit growth included a $36.9 million increase in non-interest bearing deposits and a $435.1 million increase in interest-bearing deposit accounts. Average non-interest bearing deposits made up 41.1% and 41.7% of average total deposits during the first nine months of 2018 and 2017, respectively.
Loans
Loans were as follows as of the dates indicated:

	September 30, 2018	Percentage of Total	December 31, 2017	Percentage of Total
Commercial and industrial	$5,029,754	36.4%	$4,792,388	36.4%
Energy:
Production	1,220,771	8.8	1,182,326	9.0
Service	164,889	1.2	171,795	1.3
Other	133,708	1.0	144,972	1.1
Total energy	1,519,368	11.0	1,499,093	11.4
Commercial real estate:
Commercial mortgages	4,078,787	29.5	3,887,742	29.6
Construction	1,208,870	8.7	1,066,696	8.1
Land	315,384	2.3	331,986	2.5
Total commercial real estate	5,603,041	40.5	5,286,424	40.2
Consumer real estate:
Home equity loans	352,292	2.5	355,342	2.7
Home equity lines of credit	326,876	2.4	291,950	2.2
Other	419,965	3.1	376,002	2.9
Total consumer real estate	1,099,133	8.0	1,023,294	7.8
Total real estate	6,702,174	48.5	6,309,718	48.0
Consumer and other	563,542	4.1	544,466	4.2
Total loans	$13,814,838	100.0%	$13,145,665	100.0%
Loans increased $669.2 million, or 5.1%, compared to December 31, 2017. The majority of our loan portfolio is comprised of commercial and industrial loans, energy loans and real estate loans. Commercial and industrial loans made up 36.4% of total loans at both September 30, 2018 and December 31, 2017, while energy loans made up 11.0% and 11.4% of total loans, respectively, and real estate loans made up 48.5% and 48.0% of total loans, respectively, at those dates. Real estate loans include both commercial and consumer balances. Selected details related to our loan portfolio segments are presented below. Refer to our 2017 Form 10-K for a more detailed discussion of our loan origination and risk management processes.
Commercial and industrial. Commercial and industrial loans increased $237.4 million, or 5.0%, during the first nine months of 2018. Our commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with our loan policy guidelines. The commercial and industrial loan portfolio also includes commercial leases and purchased shared national credits ("SNC"s).
Energy. Energy loans include loans to entities and individuals that are engaged in various energy-related activities including (i) the development and production of oil or natural gas, (ii) providing oil and gas field servicing, (iii) providing energy-related transportation services (iv) providing equipment to support oil and gas drilling (v) refining petrochemicals, or (vi) trading oil, gas and related commodities. Energy loans increased $20.3 million, or 1.4%, during the first nine months of 2018 compared to December 31, 2017. The increase was related to an increase in production loans partly offset by decreases in service and other loans. The average loan size, the significance of the portfolio and the specialized nature of the energy industry requires a highly prescriptive underwriting policy. Exceptions to this policy are rarely granted. Due to the large borrowing requirements of this customer base, the energy loan portfolio includes participations and SNCs.
Purchased Shared National Credits. Purchased shared national credits are participations purchased from upstream financial organizations and tend to be larger in size than our originated portfolio. Our purchased SNC portfolio totaled $709.8 million at September 30, 2018, decreasing $125.2 million, or 15.0%, from $835.0 million at December 31, 2017. At September 30, 2018, 56.2% of outstanding purchased SNCs were related to the energy industry and 15.0% related to the construction industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the energy and commercial and industrial portfolio, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of our customers. As a matter of policy, we generally only participate in SNCs for companies headquartered in or which have significant operations within our market areas. In addition, we must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.
Commercial Real Estate. Commercial real estate loans totaled $5.6 billion at September 30, 2018, increasing $316.6 million compared to $5.3 billion at December 31, 2017. At such dates, commercial real estate loans represented 83.6% and 83.8% of total real estate loans, respectively. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan. At September 30, 2018, approximately 50% of the outstanding principal balance of our commercial real estate loans were secured by owner-occupied properties.
Consumer Real Estate and Other Consumer Loans. The consumer loan portfolio, including all consumer real estate and consumer installment loans, totaled $1.7 billion at September 30, 2018 and $1.6 billion at December 31, 2017. Consumer real estate loans, increased $75.8 million, or 7.4%, from December 31, 2017. Combined, home equity loans and lines of credit made up 61.8% and 63.3% of the consumer real estate loan total at September 30, 2018 and December 31, 2017, respectively. We offer home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans. In general, we do not originate 1-4 family mortgage loans; however, from time to time, we may invest in such loans to meet the needs of our customers or for other regulatory compliance purposes. Consumer and other loans, increased $19.1 million, or 3.5%, from December 31, 2017. The consumer and other loan portfolio primarily consists of automobile loans, overdrafts, unsecured revolving credit products, personal loans secured by cash and cash equivalents and other similar types of credit facilities.

Non-Performing Assets
Non-performing assets and accruing past due loans are presented in the table below. Troubled debt restructurings on non-accrual status are reported as non-accrual loans. Troubled debt restructurings on accrual status are reported separately.

	September 30, 2018	December 31, 2017
Non-accrual loans:
Commercial and industrial	$12,278	$46,186
Energy	51,802	94,302
Commercial real estate:
Buildings, land and other	15,913	7,589
Construction	—	—
Consumer real estate	971	2,109
Consumer and other	1,637	128
Total non-accrual loans	82,601	150,314
Restructured loans	—	4,862
Foreclosed assets:
Real estate	3,765	2,116
Other	—	—
Total foreclosed assets	3,765	2,116
Total non-performing assets	$86,366	$157,292

Ratio of non-performing assets to:
Total loans and foreclosed assets	0.62%	1.20%
Total assets	0.28	0.50
Accruing past due loans:
30 to 89 days past due	$70,194	$93,428
90 or more days past due	11,585	14,432
Total accruing past due loans	$81,779	$107,860
Ratio of accruing past due loans to total loans:
30 to 89 days past due	0.51%	0.71%
90 or more days past due	0.08	0.11
Total accruing past due loans	0.59%	0.82%
Non-performing assets include non-accrual loans, troubled debt restructurings and foreclosed assets. Non-performing assets at September 30, 2018 decreased $70.9 million from December 31, 2017 primarily due to decreases in non-accrual commercial and industrial loans and energy loans partly offset by an increase in non-accrual commercial real estate loans. There were no non-accrual commercial industrial loans in excess of $5.0 million at September 30, 2018. Non-accrual commercial and industrial loans at December 31, 2017 included two credit relationships in excess of $5 million totaling $34.2 million. We charged-off $12.0 million related to these two credit relationships during the first nine months of 2018. Subsequent to the charge-offs, one credit relationship paid off and the other had a remaining outstanding balance totaling $302 thousand at September 30, 2018. Non-accrual energy loans included two credit relationships in excess of $5 million totaling $48.3 million at September 30, 2018, each of which was previously reported as non-accrual at December 31, 2017. Non-accrual energy loans included four credit relationships in excess of $5 million totaling $83.5 million at December 31, 2017. Of this amount, we had net payments totaling $25.5 million during the first nine months of 2018 and we charged-off $8.6 million related to two of the credit relationships. Non-accrual real estate loans primarily consist of land development, 1-4 family residential construction credit relationships and loans secured by office buildings and religious facilities. Non-accrual commercial real estate loans included one relationship in excess of $5.0 million totaling $12.5 million at September 30, 2018. This entire relationship was previously reported as a potential problem as of March 31, 2018 and one of the credits in this relationship was previously reported as a potential problem loan as of December 31, 2017.
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
Foreclosed assets represent property acquired as the result of borrower defaults on loans. Foreclosed assets are recorded at estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for loan losses. Regulatory guidelines require us to reevaluate the fair value of foreclosed assets on at least an annual basis. Our policy is to comply with the regulatory guidelines. Write-downs are provided for subsequent declines in value and are included in other non-interest expense along with other expenses related to maintaining the properties. Write-downs of foreclosed assets totaled $473 thousand and $16 thousand during the nine months ended September 30, 2018 and 2017, respectively.
Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At September 30, 2018 and December 31, 2017, we had $59.1 million and $61.4 million in loans of this type which are not included in any one of the non-accrual, restructured or 90 days past due loan categories. At September 30, 2018, potential problem loans consisted of nine credit relationships. Of the total outstanding balance at September 30, 2018, 33.1% was related to the restaurant industry, 18.0% was related to the energy industry and 14.4% was related to the real estate industry. Weakness in these organizations’ operating performance and financial condition, among other factors, have caused us to heighten the attention given to these credits.
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
The table below provides, as of the dates indicated, an allocation of the allowance for loan losses by loan type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	September 30, 2018	December 31, 2017
Commercial and industrial	$50,991	$59,614
Energy	31,445	51,528
Commercial real estate	39,204	30,948
Consumer real estate	6,194	5,657
Consumer and other	9,744	7,617
Total	$137,578	$155,364
The reserve allocated to commercial and industrial loans at September 30, 2018 decreased $8.6 million compared to December 31, 2017. The decrease was primarily due to decreases in macroeconomic valuation allowances, specific valuation allowances and historical valuation allowances. Macroeconomic valuation allowances for commercial and industrial loans decreased $5.1 million from $16.5 million at December 31, 2017 to $11.4 million at September 30, 2018. The decrease was primarily related to a decrease in the general macroeconomic risk allocation (down $3.4 million), which was partly related to improvements in the weighted-average risk grade of the portfolio and the level of classified loans, as further discussed below. The decrease was also partly related to a decrease in the distressed industries allocation (down $1.6 million) as certain industries are no longer considered to be distressed. Specific valuation allowances for commercial and industrial loans decreased $2.9 million from $7.6 million at December 31, 2017 to $4.6 million at September 30, 2018. The decrease was primarily related to the charge-off of a credit relationship which had an associated specific valuation allowance totaling $5.9 million at December 31, 2017. Historical valuation allowances decreased $819 thousand from $26.4 million at December 31, 2017 to $25.6 million at September 30, 2018. The decrease was primarily related to a decrease in the volume of classified loans graded as "substandard - accrual" (risk grade 11) as well as non-classified loans graded "watch" (risk grade 9) and "special mention" (risk grade 10) partly offset by the impact of an increase in the volume of pass-graded loans and an increase in the historical loss allocation factor applied to loans graded "substandard - non-accrual" (risk grade 12). Classified loans consist of loans having a risk grade of 11, 12 or 13. Classified commercial and industrial loans totaled $83.2 million at September 30, 2018 compared to $144.0 million at December 31, 2017. The weighted-average risk grade of commercial and industrial loans was 6.31 at September 30, 2018 compared to 6.41 at December 31, 2017. Commercial loan net charge-offs totaled $19.0 million during the first nine months of 2018 compared to $12.2 million during the first nine months of 2017. Charge-offs in 2018 included $15.3 million related to four credit relationships, one of which had an associated specific valuation allowance totaling $5.9 million as of December 31, 2017. General valuation allowances for commercial and industrial loans increased $249 thousand from $9.1 million at December 31, 2017 to $9.4 million at September 30, 2018. The increase was primarily related to an increase in the allocation for highly-leveraged transactions partly offset by an increase in the adjustment for recoveries combined with decreases in the allocations for loans not reviewed by concurrence and large credit relationships.
The reserve allocated to energy loans at September 30, 2018 decreased $20.1 million compared to December 31, 2017. As a result, reserves allocated to energy loans as a percentage of total energy loans totaled 2.07% at September 30, 2018 compared to 3.44% at December 31, 2017. This decrease was primarily related to decreases in historical valuation allowances, macroeconomic valuation allowances and general valuation allowances. Historical valuation allowances decreased $12.4 million from $22.1 million at December 31, 2017 to $9.7 million at September 30, 2018. The decrease was primarily related to decreases in the historical loss allocation factors for non-classified energy loans and classified energy loans graded “substandard - accrual” (risk grade 11). The decrease was also partly related to a decrease in the volume of certain categories of non-classified energy loans and a decrease in the volume of classified energy loans. Non-classified energy loans graded as “watch” and “special mention” totaled $56.2 million at September 30, 2018 compared to $114.7 million at December 31, 2017, decreasing $58.5 million. The impact of this was partly offset by an increase in the volume of "pass" grade energy loans which increased $168.0 million from December 31, 2017. Classified energy loans decreased $89.3 million from $185.2 million at December 31, 2017 to $95.9 million at September 30, 2018. The weighted-average risk grade of energy loans decreased to 6.32 at September 30, 2018 from 6.97 at December 31, 2017. Macroeconomic valuation allowances related to energy loans decreased $5.0 million from $8.2 million at December 31, 2017 to $3.3 million at September 30, 2018, primarily due to a decrease in the general macroeconomic risk allocation (down $3.1 million), in part due to stabilization within the energy loan portfolio, decreased oil price volatility and the decline in the portfolio weighted average risk grade; and a decrease in the environmental risk adjustment (down $1.8 million) due to decreases in the historical loss valuation allowances to which the environmental risk adjustment factor is applied. General valuation allowances for energy loans decreased $2.1 million from $8.0 million at December 31, 2017 to $5.8 million at September 30, 2018. The decrease was primarily related to decreases in the allocations for highly-leveraged transactions and excessive industry concentrations, among other things. Specific valuation allowances for energy loans decreased $595 thousand from $13.3 million at December 31, 2017 to $12.7 million at September 30, 2018. At September 30, 2018, specific valuation allowances were mostly related to one credit relationship totaling $40.9 million, with an associated specific valuation allowance of $11.2 million. At December 31, 2017, specific valuation allowances were related two credit relationships totaling $61.2 million. We subsequently recognized charge-offs totaling $8.6 million related to these credit relationships during the first nine months of 2018. Both credit relationships continue to be reported as non-accrual loans, totaling $42.1 million with associated specific valuation allowances totaling $11.9 million, at September 30, 2018. Total energy loan net charge-offs were $10.3 million during the nine months ended September 30, 2018 compared to net charge-offs of $10.0 million during the same period in 2017.
The reserve allocated to commercial real estate loans at September 30, 2018 increased $8.3 million compared to December 31, 2017. The increase was primarily related to increases in macroeconomic valuation allowances, specific valuation allowances and historical valuation allowances. Macroeconomic valuation allowances increased $4.1 million from $7.9 million at December 31, 2017 to $12.0 million at September 30, 2018. The increase was primarily related to an increase in the general macroeconomic risk allocation (up $4.0 million), which reflects growth in the portfolio and increased inherent risk due to rising interest rates and the related impact on capitalization rates and real estate valuations. Specific valuation allowances totaled $2.6 million at September 30, 2018 and related to two credit relationships totaling $12.9 million. There were no specific valuation allowances related to commercial real estate loans at December 31, 2017. Historical valuation allowances increased $1.5 million primarily due to an increase in the volume of “pass” grade commercial real estate loans, which increased $332.8 million during the first nine months of 2018. Classified commercial real estate loans increased $33.4 million from $75.8 million at December 31, 2017 to $109.2 million at September 30, 2018. The weighted-average risk grade of commercial real estate loans was 7.05 at both September 30, 2018 and December 31, 2017.
The reserve allocated to consumer real estate loans at September 30, 2018 increased $537 thousand compared to December 31, 2017. This increase was primarily due to a $882 thousand increase in macroeconomic valuation allowances, which reflects growth in the portfolio and increased inherent risk due to rising interest rates, partly offset by a $513 thousand decrease in general valuation allowances, which was primarily related to a decrease in allowances allocated for loans not reviewed by concurrence and an increase in the reduction for recoveries.
The reserve allocated to consumer and other loans at September 30, 2018 increased $2.1 million compared to December 31, 2017. The increase was partly related to a $1.6 million increase in specific valuation allowances, which was related to one credit relationship totaling $1.6 million. The increase was also partly related to a $1.2 million increase in historical valuation allowances primarily due to an increase in the historical loss allocation factor. These increases were partly offset by a decrease in macroeconomic valuation allowances (down $657 thousand), related to a decrease in the general macroeconomic risk allocation.
Activity in the allowance for loan losses is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance at beginning of period	$150,226	$149,558	$155,364	$153,045
Provision for loan losses	2,650	10,980	17,846	27,358
Charge-offs:
Commercial and industrial	(8,491)	(5,468)	(21,896)	(14,574)
Energy	(5,400)	—	(10,939)	(10,595)
Commercial real estate	—	—	(619)	(14)
Consumer real estate	(431)	(766)	(1,632)	(779)
Consumer and other	(4,274)	(4,120)	(12,240)	(11,291)
Total charge-offs	(18,596)	(10,354)	(47,326)	(37,253)
Recoveries:
Commercial and industrial	684	903	2,866	2,419
Energy	53	451	667	585
Commercial real estate	36	268	342	790
Consumer real estate	43	137	554	357
Consumer and other	2,482	2,360	7,265	7,002
Total recoveries	3,298	4,119	11,694	11,153
Net charge-offs	(15,298)	(6,235)	(35,632)	(26,100)
Balance at end of period	$137,578	$154,303	$137,578	$154,303

Ratio of allowance for loan losses to:
Total loans	1.00%	1.21%	1.00%	1.21%
Non-accrual loans	166.56	107.83	166.56	107.83
Ratio of annualized net charge-offs to average total loans	0.44	0.20	0.35	0.28
The provision for loan losses decreased $9.5 million, or 34.8%, during the nine months ended September 30, 2018 compared to the same period in 2017. Despite increases in net charge-offs during the nine months ended September 30, 2018 compared to the same period in 2017, the provision for loan losses decreased due to a decrease in the calculated reserves necessary as a result of the aforementioned decreases in our historical loss allocation factors for energy loans, decreases in the level of classified loans and positive trends in the overall weighted-average risk grade of our energy and commercial and industrial loan portfolios. Classified energy, commercial and industrial and commercial real estate loans totaled $288.3 million at September 30, 2018 compared to $405.0 million at December 31, 2017 and $418.7 million at September 30, 2017. The overall weighted-average risk grade of our energy, commercial and industrial and commercial real estate loan portfolios was 6.65 at September 30, 2018 compared to 6.77 at December 31, 2017 and 6.76 at September 30, 2017. Net charge-offs totaled $35.6 million for nine months ended September 30, 2018 compared to $26.1 million for the same period in 2017. Specific valuation allowances totaled $21.5 million at September 30, 2018 compared to $20.8 million at December 31, 2017 and $14.9 million at September 30, 2017.
The ratio of the allowance for loan losses to total loans was 1.00% at September 30, 2018 compared to 1.18% at December 31, 2017. Management believes the recorded amount of the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, our estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.
Capital and Liquidity
Capital. Shareholders’ equity totaled $3.3 billion at both September 30, 2018 and December 31, 2017. In addition to net income of $335.7 million, other sources of capital during the nine months ended September 30, 2018 included $26.6 million in proceeds from stock option exercises and $9.6 million related to stock-based compensation. Uses of capital during the nine months ended September 30, 2018 included an other comprehensive loss, net of tax, of $230.3 million, $128.8 million of dividends paid on preferred and common stock and $2.3 million related to the cumulative effect of a new accounting principle adopted during the first quarter of 2018. See Note 1 - Significant Accounting Policies.
The accumulated other comprehensive income/loss component of shareholders’ equity totaled a net, after-tax, unrealized loss of $141.2 million at September 30, 2018 compared to a net, after-tax, unrealized gain of $79.5 million at December 31, 2017. The change was primarily due to a $226.6 million net, after-tax, decrease in the net unrealized gain/loss on securities available for sale. Accumulated other comprehensive income at December 31, 2017 included $9.5 million related to certain income tax effects from the remeasurement of deferred tax assets and liabilities in connection with the change in the U.S. statutory federal income tax rate under the Tax Cuts and Jobs Act enacted on December 22, 2017. This amount was reclassified to retained earnings as of January 1, 2018 in accordance with an accounting standard update issued during the first quarter of 2018. See Note 1 - Significant Accounting Policies and Note 17 - Accounting Standards Updates.
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
We paid a quarterly dividend of $0.57, $0.67 and $0.67 per common share during the first, second and third quarters of 2018, respectively, and a quarterly dividend of $0.54, $0.57 and $0.57 per common share during the first, second and third quarters of 2017, respectively. This equates to a common stock dividend payout ratio of 37.2% and 41.8% during the first nine months of 2018 and 2017, respectively. Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our capital stock may be impacted by certain restrictions under the terms of our junior subordinated deferrable interest debentures and our Series A Preferred Stock as described in Note 7 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.
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
Liquidity. As more fully discussed in our 2017 Form 10-K, our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of September 30, 2018, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.
Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 7 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At September 30, 2018, Cullen/Frost had liquid assets, including cash and resell agreements, totaling $326.3 million.
Accounting Standards Updates
See Note 17 - Accounting Standards Updates in the accompanying notes to consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on our financial statements.

Consolidated Average Balance Sheets and Interest Income Analysis - Quarter To Date
(Dollars in thousands - taxable-equivalent basis)

	September 30, 2018			September 30, 2017
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$2,799,277	$14,445	2.05%	$3,351,576	$10,800	1.28%
Federal funds sold and resell agreements	259,563	1,399	2.14	72,239	244	1.34
Securities:
Taxable	4,162,978	21,339	2.02	4,970,647	23,203	1.88
Tax-exempt	7,890,373	81,884	4.15	7,360,643	96,912	5.34
Total securities	12,053,351	103,223	3.41	12,331,290	120,115	3.94
Loans, net of unearned discounts	13,683,311	173,671	5.04	12,587,290	141,622	4.46
Total Earning Assets and Average Rate Earned	28,795,502	292,738	4.04	28,342,395	272,781	3.85
Cash and due from banks	475,701			483,497
Allowance for loan losses	(151,654)			(152,237)
Premises and equipment, net	542,011			522,413
Accrued interest and other assets	1,255,983			1,194,316
Total Assets	$30,917,543			$30,390,384

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$10,139,627			$10,159,636
Correspondent banks	195,387			233,748
Public funds	355,005			362,779
Total non-interest-bearing demand deposits	10,690,019			10,756,163
Interest-bearing deposits:
Private accounts
Savings and interest checking	6,674,665	1,581	0.09	6,344,476	347	0.02
Money market deposit accounts	7,619,901	17,832	0.93	7,501,285	4,513	0.24
Time accounts	798,500	1,757	0.87	766,339	412	0.21
Public funds	369,180	1,031	1.11	381,632	396	0.41
Total interest-bearing deposits	15,462,246	22,201	0.57	14,993,732	5,668	0.15
Total deposits	26,152,265			25,749,895
Federal funds purchased and repurchase agreements	1,011,290	2,292	0.90	1,005,486	523	0.21
Junior subordinated deferrable interest debentures	136,222	1,394	4.09	136,164	1,020	3.00
Subordinated notes payable and other notes	98,654	1,164	4.72	98,498	1,164	4.73
Total Interest-Bearing Funds and Average Rate Paid	16,708,412	27,051	0.64	16,233,880	8,375	0.21
Accrued interest and other liabilities	184,222			168,572
Total Liabilities	27,582,653			27,158,615
Shareholders’ Equity	3,334,890			3,231,769
Total Liabilities and Shareholders’ Equity	$30,917,543			$30,390,384
Net interest income		$265,687			$264,406
Net interest spread			3.40%			3.64%
Net interest income to total average earning assets			3.66%			3.73%
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

Consolidated Average Balance Sheets and Interest Income Analysis - Year To Date
(Dollars in thousands - taxable-equivalent basis)

	September 30, 2018			September 30, 2017
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$3,119,311	$42,456	1.82%	$3,341,710	$26,712	1.07%
Federal funds sold and resell agreements	247,660	3,575	1.93	56,581	514	1.21
Securities:
Taxable	4,175,985	63,085	2.00	5,112,072	72,032	1.90
Tax-exempt	7,764,855	239,496	4.12	7,309,739	293,888	5.39
Total securities	11,940,840	302,581	3.38	12,421,811	365,920	3.96
Loans, net of unearned discounts	13,506,270	491,452	4.86	12,319,125	397,817	4.32
Total Earning Assets and Average Rate Earned	28,814,081	840,064	3.89	28,139,227	790,963	3.77
Cash and due from banks	487,821			503,818
Allowance for loan losses	(152,890)			(152,604)
Premises and equipment, net	532,400			522,768
Accrued interest and other assets	1,251,554			1,211,309
Total Assets	$30,932,966			$30,224,518

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$10,161,035			$10,054,481
Correspondent banks	203,625			253,567
Public funds	397,822			417,555
Total non-interest-bearing demand deposits	10,762,482			10,725,603
Interest-bearing deposits:
Private accounts
Savings and interest checking	6,666,044	4,022	0.08	6,352,986	892	0.02
Money market deposit accounts	7,596,128	39,553	0.70	7,454,421	6,929	0.12
Time accounts	788,160	4,031	0.68	777,202	1,040	0.18
Public funds	402,723	2,808	0.93	433,395	848	0.26
Total interest-bearing deposits	15,453,055	50,414	0.44	15,018,004	9,709	0.09
Total deposits	26,215,537			25,743,607
Federal funds purchased and repurchase agreements	1,027,077	3,557	0.46	942,400	849	0.12
Junior subordinated deferrable interest debentures	136,208	3,847	3.77	136,150	2,890	2.83
Subordinated notes payable and other notes	98,616	3,492	4.72	87,173	2,696	4.12
Total Interest-Bearing Funds and Average Rate Paid	16,714,956	61,310	0.49	16,183,727	16,144	0.13
Accrued interest and other liabilities	168,514			161,643
Total Liabilities	27,645,952			27,070,973
Shareholders’ Equity	3,287,014			3,153,545
Total Liabilities and Shareholders’ Equity	$30,932,966			$30,224,518
Net interest income		$778,754			$774,819
Net interest spread			3.40%			3.64%
Net interest income to total average earning assets			3.61%			3.69%
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
For modeling purposes, as of September 30, 2018, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 0.3% and 1.5%, respectively, relative to the flat-rate case over the next 12 months, while 100 and 200 basis point ratable decreases in interest rates would result in negative variances in net interest income of 2.9% and 8.0%, respectively, relative to the flat-rate case over the next 12 months. The September 30, 2018 model simulations for increased interest rates were impacted by the assumption, for modeling purposes, that we will begin to pay interest on commercial demand deposits (those not already receiving an earnings credit rate) in the fourth quarter of 2018, as further discussed below. For modeling purposes, as of September 30, 2017, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 1.2% and 3.3%, respectively, relative to the flat-rate case over the next 12 months, while 100 and 125 basis point ratable decreases in interest rates would result in a negative variance in net interest income of 5.1% and 9.9%, respectively, relative to the flat-rate case over the next 12 months. The September 30, 2017 model simulations for increased interest rates were impacted by the assumption, for modeling purposes, that we would begin to pay interest on commercial demand deposits (those not already receiving an earnings credit rate) in the fourth quarter of 2017, as further discussed below. The likelihood of a decrease in interest rates beyond 125 basis points as of September 30, 2017 was considered to be remote given prevailing interest rate levels.
The model simulations as of September 30, 2018 indicate that our balance sheet is less asset sensitive in comparison to our balance sheet as of September 30, 2017. The shift to a less asset sensitive position was primarily due to a decrease in the relative proportion of interest-bearing deposits and federal funds sold to projected average interest-earning assets. Interest-bearing deposits and federal funds sold are more immediately impacted by changes in interest rates in comparison to our other categories of earning assets. Additionally, our model simulations in 2018 assume that the full impact of increases in the federal funds rate will not be reflected in the yields earned on interest-bearing deposits maintained at the Federal Reserve.
We do not currently pay interest on a significant portion of our commercial demand deposits. If we began to pay interest on commercial demand deposits (those not already receiving an earnings credit rate), our balance sheet would likely become less asset sensitive. Any interest rate that would ultimately be paid on these commercial demand deposits would likely depend upon a variety of factors, some of which are beyond our control. For modeling purposes, we have assumed an aggressive pricing structure with interest payments for commercial demand deposits (those not already receiving an earnings credit) beginning in the fourth quarters of 2017 and 2018, respectively, for each simulation. Should the actual interest rate paid on commercial demand deposits be less than the rate assumed in the model simulations, or should the interest rate paid for commercial demand deposits become an administered rate with less direct correlation to movements in general market interest rates, our balance sheet could be more asset sensitive than the model simulations might otherwise indicate.
As of September 30, 2018, the effects of a 200 basis point increase and a 200 basis point decrease in interest rates on our derivative holdings would not result in a significant variance in our net interest income.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases we made or were made on our behalf or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended September 30, 2018. Dollar amounts in thousands.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plan at the End of the Period
July 1, 2018 to July 31, 2018	—	$—	—	$150,000
August 1, 2018 to August 31, 2018	—	—	—	150,000
September 1, 2018 to September 30, 2018	—	—	—	150,000
Total	—	$—	—

(1)	All of these repurchases were made in connection with the vesting of certain share awards.

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

Cullen/Frost Bankers, Inc.
(Registrant)

Date:	October 25, 2018	By:	/s/ Jerry Salinas
Jerry Salinas
Group Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer, Principal Financial
Officer and Principal Accounting Officer)