Form 10-K
period 2018-12-31
CULLEN/FROST BANKERS, INC.
filed 2019-02-06
CIK 39263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended:    December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company,”in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by non-affiliates, based upon the closing price per share of the registrant’s common stock as reported on The New York Stock Exchange, Inc., was approximately $6.7 billion.
As of January 29, 2019, there were 62,992,082 shares of the registrant’s common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2019 Annual Meeting of Shareholders of Cullen/Frost Bankers, Inc. to be held on April 24, 2019 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

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
The Corporation
Cullen/Frost Bankers, Inc., a Texas business corporation incorporated in 1977, is a financial holding company and a bank holding company headquartered in San Antonio, Texas that provides, through its subsidiaries, a broad array of products and services throughout numerous Texas markets. The terms “Cullen/Frost,” “the Corporation,” “we,” “us” and “our” mean Cullen/Frost Bankers, Inc. and its subsidiaries, when appropriate. We offer commercial and consumer banking services, as well as trust and investment management, insurance, brokerage, mutual funds, leasing, treasury management, capital markets advisory and item processing services. At December 31, 2018, Cullen/Frost had consolidated total assets of $32.3 billion and was one of the largest independent bank holding companies headquartered in the State of Texas.
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
We serve a wide variety of industries including, among others, energy, manufacturing, services, construction, retail, telecommunications, healthcare, military and transportation. Our customer base is similarly diverse. While our loan portfolio has a significant concentration of energy-related loans totaling approximately 11.4% of total loans at December 31, 2018, we are not dependent upon any single industry or customer.
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
Although Cullen/Frost is a corporate entity, legally separate and distinct from its affiliates, bank holding companies such as Cullen/Frost are required to act as a source of financial strength for their subsidiary banks. The principal source of Cullen/Frost’s income is dividends from its subsidiaries. There are certain regulatory restrictions on the extent to which these subsidiaries can pay dividends or otherwise supply funds to Cullen/Frost. See the section captioned “Supervision and Regulation” elsewhere in this item for further discussion of these matters.
Cullen/Frost’s executive offices are located at 100 W. Houston Street, San Antonio, Texas 78205, and its telephone number is (210) 220-4011.

Subsidiaries of Cullen/Frost
Frost Bank
Frost Bank, the principal operating subsidiary and sole banking subsidiary of Cullen/Frost, is a Texas-chartered bank primarily engaged in the business of commercial and consumer banking through approximately 131 financial centers across Texas in the Austin, Corpus Christi, Dallas, Fort Worth, Houston, Permian Basin, Rio Grande Valley and San Antonio regions. Frost Bank also operates over 1,200 automated-teller machines (“ATMs”) throughout the State of Texas, approximately half of which are operated in connection with a branding arrangement to be the exclusive cash-machine provider for a convenience store chain in Texas. Frost Bank was originally chartered as a national banking association in 1899, but its origin can be traced to a mercantile partnership organized in 1868. At December 31, 2018, Frost Bank had consolidated total assets of $32.4 billion and total deposits of $27.2 billion and was one of the largest commercial banks headquartered in the State of Texas.
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

•
Correspondent Banking. Frost Bank acts as correspondent for approximately 194 financial institutions, which are primarily banks in Texas. These banks maintain deposits with Frost Bank, which offers them a full range of services including check clearing, transfer of funds, fixed income security services, and securities custody and clearance services.

•
Trust Services. Frost Bank provides a wide range of trust, investment, agency and custodial services for individual and corporate clients. These services include the administration of estates and personal trusts, as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations. At December 31, 2018, the estimated fair value of trust assets was $33.3 billion, including managed assets of $14.7 billion and custody assets of $18.7 billion.

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
All member banks of the Federal Reserve System, including Frost Bank, are required to hold stock in the Federal Reserve System's Reserve Banks in an amount equal to six percent of their capital stock and surplus (half paid to acquire the stock with the remainder held as a cash reserve). Member banks do not have any control over the Federal Reserve System as a result of owning the stock and the stock cannot be sold or traded. The annual dividend rate for member banks with total assets in excess of $10 billion, including Frost Bank, is tied to 10-year U.S. Treasuries with the maximum dividend rate capped at six percent. The total amount of stock dividends that Frost Bank received from the Federal Reserve totaled $1.0 million in 2018, $807 thousand in 2017 and $735 thousand in 2016.
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
To maintain financial holding company status, a financial holding company and all of its depository institution subsidiaries must be “well capitalized” and “well managed.” A depository institution subsidiary is considered to be “well capitalized” if it satisfies the requirements for this status discussed in the section captioned “Capital Adequacy and Prompt Corrective Action,” elsewhere in this item. A depository institution subsidiary is considered “well managed” if it received a composite rating and management rating of at least “satisfactory” in its most recent examination. A financial holding company’s status will also depend upon it maintaining its status as “well capitalized” and “well managed’ under applicable Federal Reserve Board regulations. If a financial holding company ceases to meet these capital and management requirements, the Federal Reserve Board’s regulations provide that the financial holding company must enter into an agreement with the Federal Reserve Board to comply with all applicable capital and management requirements. Until the financial holding company returns to compliance, the Federal Reserve Board may impose limitations or conditions on the conduct of its activities, and the company may not commence any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the Federal Reserve Board. If the company does not return to compliance within 180 days, the Federal Reserve Board may require divestiture of the holding company’s depository institutions. Bank holding companies and banks must also be both well capitalized and well managed in order to acquire banks located outside their home state.
In order for a financial holding company to commence any new activity permitted by the BHC Act or to acquire a company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the Community Reinvestment Act. See the section captioned “Community Reinvestment Act” elsewhere in this item.
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
The BHC Act, the Bank Merger Act, the Texas Banking Code and other federal and state statutes regulate acquisitions of commercial banks and their parent holding companies. The BHC Act requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition by a bank holding company of more than 5.0% of the voting shares of a commercial bank or its parent holding company. Under the Bank Merger Act, the prior approval of the Federal Reserve Board or other appropriate bank regulatory authority is required for a member bank to merge with another bank or purchase substantially all of the assets or assume any deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the applicant's managerial and financial resources, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the Community Reinvestment Act (see the section captioned “Community Reinvestment Act” elsewhere in this item) and its compliance with fair housing and other consumer protection laws and the effectiveness of the subject organizations in combating money laundering activities.
Dividends and Stock Repurchases
The principal source of Cullen/Frost’s liquidity is dividends from Frost Bank. The prior approval of the Federal Reserve Board is required if the total of all dividends declared by a state-chartered member bank in any calendar year would exceed the sum of the bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus or to fund the retirement of preferred stock. Federal law also prohibits a state-chartered, member bank from paying dividends that would be greater than the bank’s undivided profits. Frost

Bank is also subject to limitations under Texas state law regarding the level of dividends that may be paid. Under the foregoing dividend restrictions, and while maintaining its “well capitalized” status, Frost Bank could pay aggregate dividends of approximately $631.3 million to Cullen/Frost, without obtaining affirmative governmental approvals, at December 31, 2018. This amount is not necessarily indicative of amounts that may be paid or available to be paid in future periods.
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
Under the capital adequacy rules applicable to Cullen/Frost and Frost Bank, any repurchase or redemption of a regulatory capital instrument is subject to approval by the Federal Reserve Board. Accordingly, Cullen/Frost may not repurchase its common stock without the prior approval of the Federal Reserve Board.
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
Capital Requirements
Cullen/Frost and Frost Bank are each required to comply with applicable capital adequacy standards established by the Federal Reserve Board. The current risk-based capital standards applicable to Cullen/Frost and Frost Bank are based on the December 2010 final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision (the “Basel Committee”). In July 2013, the federal bank regulators approved final rules (the “Basel III Capital Rules”) implementing the Basel III framework as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules became effective for Cullen/Frost and Frost Bank on January 1, 2015 (subject to a phase-in period for certain provisions).
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
The Basel III Capital Rules also require a “capital conservation buffer”, composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and increased by 0.625% on each subsequent January 1, until it reached 2.5% on January 1, 2019. The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is only applicable to certain covered institutions and does not have any current applicability to Cullen/Frost or Frost Bank. The capital conservation buffer is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios. Banking institutions with a ratio of CET1 to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer and, if applicable, the countercyclical capital buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall and the institution’s “eligible retained income” (that is, four quarter trailing net income, net of distributions and tax effects not reflected in net income).
Since fully phased in on January 1, 2019, the Basel III Capital Rules require Cullen/Frost and Frost Bank to maintain an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, (iii) a minimum ratio of Total capital to risk-weighted assets of at least 10.5%; and (iv) a minimum leverage ratio of 4%.
The Basel III Capital Rules also provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that certain deferred tax assets and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and were phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter).
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

Management believes that, as of December 31, 2018, Cullen/Frost and Frost Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements had been in effect.
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
In December 2018, the federal bank regulators issued a final rule that would provide an optional three-year phase-in period for the day-one regulatory capital effects of the adoption of Accounting Standards Update (“ASU”) 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” as amended, on January 1, 2020. See Note 20 - Accounting Standards Updates in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data elsewhere in this report for additional information.
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
Following the enactment of the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (“EGRRCPA”), the Federal Reserve Board stated in July 2018 that it would no longer require bank holding companies with less than $100 billion in total consolidated assets to comply with the modified version of the LCR. In addition, in October 2018, the federal bank regulators proposed to revise their liquidity requirements so that banking organizations that are not global systemically important banks and have less than $250 billion in total consolidated assets and less than $75 billion in each of off-balance-sheet exposure, nonbank assets, cross-jurisdictional activity and short-term wholesale funding would not be subject to any LCR or NSFR requirements.

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

Cullen/Frost believes that, as of December 31, 2018, its bank subsidiary, Frost Bank, was “well capitalized” based on the aforementioned ratios. For further information regarding the capital ratios and leverage ratio of Cullen/Frost and Frost Bank see the discussion under the section captioned “Capital and Liquidity” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 9 - Capital and Regulatory Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, elsewhere in this report.
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
In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. In August 2016, the FDIC announced that the DIF reserve ratio had surpassed 1.15% as of June 30, 2016. As a result, beginning in the third quarter of 2016, the range of initial assessment ranges for all institutions were adjusted downward such that the initial base deposit insurance assessment rate ranges from 3 to 30 basis points on an annualized basis. After the effect of potential base-rate adjustments, the total base assessment rate could range from 1.5 to 40 basis points on an annualized basis. In March 2016, the FDIC adopted a final rule increasing the reserve ratio for the DIF to 1.35% of total insured deposits. The rule imposed a quarterly surcharge on the assessments of depository institutions with $10 billion or more in assets, including Frost Bank. The surcharges began in the third quarter of 2016 and continued through the third quarter of 2018 when the minimum reserve ratio of 1.35% was reached.
FDIC deposit insurance expense totaled $16.4 million, $20.1 million and $17.4 million in 2018, 2017 and 2016, respectively. FDIC deposit insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.
Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. In addition, the FDIC is authorized to conduct examinations of and require reporting by FDIC-insured institutions.

Enhanced Prudential Standards
The Dodd-Frank Act, as amended by EGRRCPA, which was signed into law on May 24, 2018, directs the Federal Reserve Board to monitor emerging risks to financial stability and enact enhanced supervision and prudential standards applicable to bank holding companies with total consolidated assets of $250 billion or more and non-bank covered companies designated as systemically important by the Financial Stability Oversight Council (often referred to as systemically important financial institutions). The Dodd-Frank Act mandates that certain regulatory requirements applicable to systemically important financial institutions be more stringent than those applicable to other financial institutions. In general, EGRRCPA increased the statutory asset threshold above which the Federal Reserve is required to apply these enhanced prudential standards from $50 billion to $250 billion (subject to certain discretion by the Federal Reserve to apply any enhanced prudential standard requirement to any BHC with between $100 billion and $250 billion in total consolidated assets that would otherwise be exempt under EGRRCPA). BHCs with $250 billion or more in total consolidated assets remain fully subject to the Dodd-Frank Act’s enhanced prudential standards requirements.
In February 2014, the Federal Reserve adopted rules to implement certain of these enhanced prudential standards. Beginning in 2015, the rules require publicly traded bank holding companies with $10 billion or more in total consolidated assets to establish risk committees and require bank holding companies with $50 billion or more in total consolidated assets to comply with enhanced liquidity and overall risk management standards. Cullen/Frost has established a risk committee and is in compliance with this requirement. In October 2018, the Federal Reserve and the other federal bank regulators proposed rules that would tailor the application of the enhanced prudential standards to BHCs and depository institutions pursuant to the EGRRCPA amendments, including by raising the asset threshold for application of many of these standards. For example, all publicly traded bank holding companies with $50 billion or more in total consolidated assets would be required to maintain a risk committee.
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
Community Reinvestment Act
The Community Reinvestment Act of 1977 (“CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire any company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Furthermore, banking regulators take into account CRA ratings when considering a request for an approval of a proposed transaction. Frost Bank received a rating of “satisfactory” in its most recent CRA examination in 2015. In April 2018, the U.S. Department of Treasury issued a memorandum to the federal banking regulators with recommended changes to the CRA’s implementing regulations to reduce their complexity and associated burden on banks. We will continue to evaluate the impact of any changes to the regulations implementing the CRA.
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
Anti-Money Laundering and the USA Patriot Act
A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001, or the USA Patriot Act, substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must use enhanced due diligence procedures in their dealings with certain types of high-risk customers and implement a written customer identification program. Financial institutions must take certain steps to assist government agencies in detecting and preventing money laundering and report certain types of suspicious transactions. Regulatory authorities routinely examine financial institutions for compliance with these obligations, and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious financial, legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.
Office of Foreign Assets Control Regulation
The U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. We are responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious financial, legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.
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
State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. We expect this trend of state-level activity in those areas to continue, and are continually monitoring developments in the states in which our customers are located.
In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of our defensive measures, the threat from cyber attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date, other than as described below, we have not detected a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, our systems and those of our customers and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers. See Item 1A. Risk Factors for a further discussion of risks related to cybersecurity.
During 2018, we experienced a data security incident that resulted in unauthorized access to a third-party lockbox software program used by certain of our commercial lockbox customers to store digital images. We have stopped the identified unauthorized access and are working with a leading cybersecurity firm. We have reported the incident to, and are cooperating with, law-enforcement authorities. We have contacted each of the affected commercial customers and are working with them to support them in taking appropriate actions. The identified incident did not impact other Frost systems. Out-of-pocket costs incurred related to this incident totaled $2.1 million.
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
Employees
At December 31, 2018, we employed 4,370 full-time equivalent employees. None of our employees are represented by collective bargaining agreements. We believe our employee relations to be good.

Executive Officers of the Registrant
The names, ages as of December 31, 2018, recent business experience and positions or offices held by each of the executive officers of Cullen/Frost are as follows:

Name and Position Held	Age	Recent Business Experience

Phillip D. Green Chairman of the Board, Chief Executive Officer and Director of Cullen/Frost	64
Officer of Frost Bank since July 1980. Group Executive Vice President, Chief Financial Officer of Cullen/Frost from October 1995 to January 2015. President of Cullen/Frost from January 2015 to March 2016. Chairman of the Board and Chief Executive Officer of Cullen/Frost since April 2016.

Patrick B. Frost Director of Cullen/Frost, President of Frost Bank, Group Executive Vice President, Frost Wealth Advisors of Frost Bank and President of Frost Insurance	58
Officer of Frost Bank since 1985. President of Frost Bank from August 1993 to present. Director of Cullen/Frost from May 1997 to present. Group Executive Vice President, Frost Wealth Advisors of Frost Bank from April 2016 to present. President of Frost Insurance since October 2014.

Jerry Salinas Group Executive Vice President, Chief Financial Officer of Cullen/Frost	60
Officer of Frost Bank since March 1986. Senior Executive Vice President, Treasurer of Cullen/Frost from 1997 to January 2015. Group Executive Vice President, Chief Financial Officer of Cullen/Frost since January 2015.

Annette Alonzo Group Executive Vice President, Chief Human Resources Officer of Frost Bank	50
Officer of Frost Bank since 1993. Executive Vice President, Human Resources of Frost Bank from July 2006 to January 2015. Senior Executive Vice President, Human Resources of Frost Bank from January 2015 to July 2015. Group Executive Vice President, Human Resources of Frost Bank from July 2015 to March 2016. Group Executive Vice President, Chief Human Resources Officer of Frost Bank since April 2016.

Robert A. Berman Group Executive Vice President, Research and Strategy of Frost Bank	56	Officer of Frost Bank since January 1989. Group Executive Vice President, Research and Strategy of Frost Bank since May 2001.
Paul H. Bracher President of Cullen/Frost and Group Executive Vice President, Chief Banking Officer of Frost Bank	62
Officer of Frost Bank since January 1982. President, State Regions of Frost Bank from February 2001 to January 2015. Group Executive Vice President, Chief Banking Officer of Frost Bank from January 2015 to present. President of Cullen/Frost since April 2016.

William L. Perotti Group Executive Vice President, Chief Credit Officer of Frost Bank	61
Officer of Frost Bank since December 1982. Group Executive Vice President, Chief Credit Officer of Frost Bank from May 2001 to January 2015. Group Executive Vice President, Chief Risk Officer of Frost Bank from April 2005 to January 2019. Chief Credit Officer of Frost Bank since January 2019.

Michael E. Russell Group Executive Vice President, Chief Operations Officer of Frost Bank	62
Officer of Frost Bank since December 2017. Group Executive Vice President, Chief Operations Officer since January 2018. Prior to joining Frost, Mr. Russell was a management consultant and former corporate technology executive.

Carol Severyn Group Executive Vice President, Chief Risk Officer of Frost Bank	54
Officer of Frost Bank since December 1993. Executive Vice President and Auditor of Frost Bank from January 2004 to January 2019. Group Executive Vice President, Chief Risk Officer of Frost Bank since January 2019.

Jimmy Stead Group Executive Vice President, Chief Consumer Banking Officer of Frost Bank	43
Officer of Frost Bank since July 2001. Senior Vice President Electronic Commerce Operations of Frost Bank from October 2007 to December 2015, Executive Vice President, Electronic Commerce Operations of Frost Bank from January 2016 to January 2017. Group Executive Vice President, Chief Consumer Banking Officer of Frost Bank since January 2017.

James L. Waters Group Executive Vice President, General Counsel and Secretary of Cullen/Frost	52
Officer of Frost Bank since March 2018. Group Executive Vice President, General Counsel and Secretary of Cullen/Frost since March 2018. Prior to joining Frost, Mr. Waters was a partner at the law firm Haynes and Boone LLP.

Candace Wolfshohl Group Executive Vice President, Culture and People Development of Frost Bank	58
Officer of Frost Bank since 1989. Executive Vice President, Staff Development of Frost Bank from January 2008 to January 2015. Senior Executive Vice President, Staff Development of Frost Bank from January 2015 to July 2015. Group Executive Vice President, Culture and People Development of Frost Bank since July 2015.

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
Risks Related To Our Business
Our Business May Be Adversely Affected By Conditions In The Financial Markets and Economic and Political Conditions Generally
Our success depends, to a certain extent, upon local, national and global economic and political conditions, as well as governmental monetary policies. Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the markets where we operate, in the State of Texas and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters; or a combination of these or other factors. In recent years, economic growth and business activity across a wide range of industries and regions in the U.S. has been slow and uneven. In addition, oil price volatility, the level and rating of U.S. debt and global economic conditions have had a destabilizing effect on financial markets. While economic conditions in the State of Texas, the United States and worldwide have improved, there can be no assurance that this improvement will continue. Economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and savings habits. Such conditions, as well as further oil price volatility, could have a material adverse effect on the credit quality of our loans and our business, financial condition and results of operations.
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
As of December 31, 2018, approximately 88.0% of our loan portfolio consisted of commercial and industrial, energy, construction and commercial real estate mortgage loans. These types of loans are generally viewed as having more risk of default and are typically larger than residential real estate loans or consumer loans. Because our loan portfolio contains a significant number of commercial and industrial, energy, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our business, financial condition and results of operations.
See the section captioned “Loans” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this report for further discussion related to commercial and industrial, energy, construction and commercial real estate loans.
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
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section captioned “Net Interest Income” and Item 7A. Quantitative and Qualitative Disclosures About Market Risk elsewhere in this report for further discussion related to interest rate sensitivity and our management of interest rate risk.
We May Be Adversely Impacted By The Transition From LIBOR As A Reference Rate
In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (“LIBOR”). This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments.
We have a significant number of loans, derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR could create considerable costs and additional risk. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

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
See the section captioned “Allowance for Loan Losses” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this report for further discussion related to our process for determining the appropriate level of the allowance for loan losses.
In addition, the adoption of ASU 2016-13, as amended, on January 1, 2020 could result in an increase in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate that we establish an allowance for expected credit losses for certain debt securities and other financial assets. Although we are currently unable to reasonably estimate the impact of adopting ASU 2016-13, we expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date. In December 2018, the federal banking regulators issued a final rule that would provide an optional three-year phase-in period for the day-one regulatory capital effects of the adoption of ASU 2016-13. The impact of this rule on Cullen/Frost and Frost Bank will depend on whether we elect to phase in the impact of the standard. See Note 20 - Accounting Standards Updates in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data elsewhere in this report.
Our Profitability Depends Significantly On Economic Conditions In The State Of Texas
Our success depends primarily on the general economic conditions of the State of Texas and the specific local markets in which we operate. Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers across Texas through financial centers in the Austin, Corpus Christi, Dallas, Fort Worth, Houston, Permian Basin, Rio Grande Valley and San Antonio regions. The local economic conditions in these areas have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. Moreover, approximately 98.4% of the securities in our municipal bond portfolio were issued by political subdivisions or agencies within the State of Texas. A significant decline in general economic conditions in Texas, whether caused by recession, inflation, unemployment, changes in oil prices, changes in securities markets, acts of terrorism, outbreak of hostilities or other international or domestic occurrences or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our business, financial condition and results of operations.
We May Be Adversely Affected By Volatility In Crude Oil Prices
As of December 31, 2018, energy loans comprised approximately 11.4% of our loan portfolio. Furthermore, energy production and related industries represent a large part of the economies in some of our primary markets. In recent years, actions by certain members of the Organization of Petroleum Exporting Countries (“OPEC”) impacting crude oil production levels have led to increased global oil supplies which has resulted in significant declines in market oil prices. Decreased market oil prices compressed margins for many U.S. and Texas-based oil producers, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others. The price per barrel of crude oil was approximately $45 at December 31, 2018 down from $60 at December 31, 2017. We have experienced increased losses within our energy portfolio in recent years as a result of oil price volatility, relative to our historical experience. Though oil prices have recovered from recent low-levels, future oil price volatility could have a negative impact on the U.S. economy and, in particular, the economies of energy-dominant states such as Texas and, accordingly, could have a material adverse effect on our business, financial condition and results of operations.
We May Be Adversely Affected By Weaknesses In The Commercial Real Estate Market
As of December 31, 2018, commercial real estate mortgage loans comprised approximately 29.2% of our loan portfolio. Commercial real estate mortgage loans generally involve a greater degree of credit risk than residential real estate mortgage loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulations. In recent years, commercial real estate markets have been experiencing substantial growth, and increased competitive pressures have contributed significantly to historically low capitalization rates and rising property values. Commercial real estate prices, according to many U.S. commercial real estate indices, are currently above the 2007 peak levels that contributed to the financial crisis. Accordingly, the federal banking regulatory agencies have expressed concerns about weaknesses in the current commercial real estate market. Our failure to have adequate risk management policies, procedures and controls could adversely affect our ability to increase this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which, accordingly, could have a material adverse effect on our business, financial condition and results of operations.
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
We Are Subject To Extensive Government Regulation and Supervision and Possible Enforcement and Other Legal Actions
We, primarily through Cullen/Frost, Frost Bank and certain non-bank subsidiaries, are subject to extensive federal and state regulation and supervision, which vests a significant amount of discretion in the various regulatory authorities. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. These regulations and supervisory guidance affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes. Other changes to statutes, regulations or regulatory policies or supervisory guidance, including changes in interpretation or implementation of statutes, regulations, policies or supervisory guidance, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, policies or supervisory guidance could result in enforcement and other legal actions by Federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, the revocation of a banking charter, other sanctions by regulatory agencies, civil money penalties and/or reputational damage. In this regard, government authorities, including the bank regulatory agencies, are pursuing aggressive enforcement actions with respect to compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived compliance failures. Directives issued to enforce such actions may be confidential and thus, in some instances, we are not permitted to publicly disclose these actions. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
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
Changes In Accounting Standards Could Materially Impact Our Financial Statements
From time to time accounting standards setters change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results or a cumulative charge to retained earnings. See Note 20 - Accounting Standards Updates in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data elsewhere in this report.

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
The Value Of Our Goodwill and Other Intangible Assets May Decline In The Future
As of December 31, 2018, we had $658.6 million of goodwill and other intangible assets. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of Cullen/Frost’s common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets. If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our business, financial condition and results of operations.
Our Controls and Procedures May Fail Or Be Circumvented
Our internal controls, disclosure controls and procedures, and corporate governance policies and procedures are based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures; failure to comply with regulations related to controls and procedures; and failure to comply with our corporate governance policies and procedures could have a material adverse effect on our reputation, business, financial condition and results of operations.
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
Changes in Customer Behavior May Adversely Impact Our Business, Financial Condition and Results Of Operations
Individual, economic, political, industry-specific conditions and other factors outside of our control, such as fuel prices, energy costs, real estate values or other factors that affect customer income levels, could alter anticipated customer behavior, including borrowing, repayment, investment and deposit practices. Such a change in these practices could materially adversely affect our ability to anticipate business needs and meet regulatory requirements. Further, difficult economic conditions may negatively affect consumer confidence levels. A decrease in consumer confidence levels would likely aggravate the adverse effects of these difficult market conditions on us, our customers and others in the financial institutions industry.
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
We May Not Be Able To Attract and Retain Skilled People
Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities engaged in by us can be intense and we may not be able to hire people or to retain them. We do not currently have employment agreements or non-competition agreements with any of our senior officers. The unexpected loss of services of key personnel could have a material adverse impact on our business, financial condition and results of operations because of their customer relationships, skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel. In addition, the scope and content of U.S. banking regulators' policies on incentive compensation, as well as changes to these policies, could adversely affect our ability to hire, retain and motivate our key employees.
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
Although we make significant efforts to maintain the security and integrity of our information systems and have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because attempted security breaches, particularly cyber attacks and intrusions, or disruptions will occur in the future, and because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is virtually impossible for us to entirely mitigate this risk. While we maintain specific “cyber” insurance coverage, which would apply in the event of various breach scenarios, the amount of coverage may not be adequate in any particular case. Furthermore, because cyber threat scenarios are inherently difficult to predict and can take many forms, some breaches may not be covered under our cyber insurance coverage. A security breach or other significant disruption of our information systems or those related to our customers, merchants and our third party vendors, including as a result of cyber attacks, could (i) disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our customers; (ii) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of confidential, sensitive or otherwise valuable information of ours or our customers; (iii) result in a violation of applicable privacy, data breach and other laws, subjecting us to additional regulatory scrutiny and exposing us to civil litigation, governmental fines and possible financial liability; (iv) require significant management attention and resources to remedy the damages that result; or (v) harm our reputation or cause a decrease in the number of customers that choose to do business with us. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
During 2018, we experienced a data security incident that resulted in unauthorized access to a third-party lockbox software program used by certain of our commercial lockbox customers to store digital images. We have stopped the identified unauthorized access and are working with a leading cybersecurity firm. We have reported the incident to, and are cooperating with, law-enforcement authorities. We have contacted each of the affected commercial customers and are working with them to support them in taking appropriate actions. The identified incident did not impact other Frost systems.
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
In addition, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. Although we have selected these external vendors carefully, we do not control their actions. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements, because of changes in the vendor’s organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to our operations, which could have a material adverse effect on our business and, in turn, our financial condition and results of operations. Replacing these external vendors could also entail significant delay and expense.
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
We Are Subject To Litigation Risk Pertaining To Fiduciary Responsibility
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
We Are Subject To Litigation Risk Pertaining To Intellectual Property
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
Changes In The Federal, State Or Local Tax Laws May Negatively Impact Our Financial Performance
We are subject to changes in tax law that could increase our effective tax rates. These law changes may be retroactive to previous periods and as a result could negatively affect our current and future financial performance. Furthermore, the full impact of the Tax Cuts and Jobs Act, which was enacted on December 22, 2017, on us and our customers remains uncertain, creating uncertainty and risk related to our customers' future demand for credit and our future results. Increased economic activity expected to result from the decrease in federal income tax rates on businesses generally could spur additional economic activity that would encourage additional borrowing. At the same time, some customers may elect to use their additional cash flow from lower taxes to fund their existing levels of activity, decreasing borrowing needs. The elimination of the federal income tax deductibility of business interest expense for a significant number of our customers effectively increases the cost of borrowing and could make equity or hybrid funding relatively more attractive. This could have a long-term negative impact on business customer borrowing. There is no assurance that presently anticipated benefits of federal income tax reform for us will be realized.
We Are Subject To Examinations and Challenges By Tax Authorities
We are subject to federal and applicable state tax regulations. Such tax regulations are often complex and require interpretation and changes in these regulations could negatively impact our results of operations. In the normal course of business, we are routinely subject to examinations and challenges from federal and applicable state tax authorities regarding the amount of taxes due in connection with investments we have made and the businesses in which we have engaged. Recently, federal and state taxing authorities have become increasingly aggressive in challenging tax positions taken by financial institutions. These tax positions may relate to tax compliance, sales and use, franchise, gross receipts, payroll, property and income tax issues, including tax base, apportionment and tax credit planning. The challenges made by tax authorities may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. If any such challenges are made and are not resolved in our favor, they could have a material adverse effect on our business, financial condition and results of operations.
Risks Associated With Our Common Stock
Our Stock Price Can Be Volatile
Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	Actual or anticipated variations in quarterly results of operations.

•	Recommendations by securities analysts.

•	Operating and stock price performance of other companies that investors deem comparable to us.

•	News reports relating to trends, concerns and other issues in the financial services industry.

•	Perceptions in the marketplace regarding us and/or our competitors.

•	New technology used, or services offered, by competitors.

•	The issuance by us of additional securities, including common stock and securities that are convertible into or exchangeable for, or that represent the right to receive, common stock.

•	Sales of a large block of shares of our common stock or similar securities in the market after an equity offering, or the perception that such sales could occur.

•	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors.

•	Failure to integrate acquisitions or realize anticipated benefits from acquisitions.

•	Changes in government regulations.

•	Geopolitical conditions such as acts or threats of terrorism or military conflicts.
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
As more fully discussed in Note 9 - Capital and Regulatory Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data elsewhere in this report, our ability to declare or pay dividends on our common stock may also be subject to certain restrictions in the event that we elect to defer the payment of interest on our junior subordinated deferrable interest debentures or do not declare and pay dividends on our Series A Preferred Stock.
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
ITEM 4. MINE SAFETY DISCLOSURES
None

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Our Common Stock
Our common stock is traded on the New York Stock Exchange, Inc. (“NYSE”) under the symbol “CFR”. As of December 31, 2018, there were 62,985,842 shares of our common stock outstanding held by 1,183 holders of record. The closing price per share of common stock on December 31, 2018, the last trading day of our fiscal year, was $87.94.
Stock-Based Compensation Plans
Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2018, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below. Additional information regarding stock-based compensation plans is presented in Note 11 - Employee Benefit Plans in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data elsewhere in this report.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards		Weighted-Average Exercise Price of Outstanding Awards		Number of Shares Available for Future Grants
Plans approved by shareholders	2,894,734	(1)	$63.55	(2)	1,264,277
Plans not approved by shareholders	—		—		—
Total	2,894,734		63.55		1,264,277

(1)
Includes 2,352,008 shares related to stock options, 368,007 shares related to non-vested stock units, 48,910 shares related to director deferred stock units and 125,809 shares related to performance stock units (assuming attainment of the maximum payout rate as set forth by the performance criteria).

(2)	Excludes outstanding stock units which are exercised for no consideration.
Stock Repurchase Plans
From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On October 24, 2017, our board of directors authorized a $150.0 million stock repurchase program, allowing us to repurchase shares of our common stock over a two-year period from time to time at various prices in the open market or through private transactions. Under this plan, we repurchased 1,027,292 shares at a total cost of $100.0 million during 2018. Under a prior plan, we repurchased 1,134,966 shares at a total cost of $100.0 million during 2017.
The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the fourth quarter of 2018.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans at the End of the Period
October 1, 2018 to October 31, 2018	278,204	(1)	$95.33	268,115	$124,418
November 1, 2018 to November 30, 2018	492,591		100.09	492,591	75,116
December 1, 2018 to December 31, 2018	266,586		94.21	266,586	50,000
Total	1,037,381		$97.30	1,027,292

(1)	Includes 10,089 shares related to repurchases made in connection with the vesting of certain share awards at an average price of $93.17 per share.

Performance Graph
The performance graph below compares the cumulative total shareholder return on Cullen/Frost Common Stock with the cumulative total return on the equity securities of companies included in the Standard & Poor’s 500 Stock Index and the Standard and Poor’s 500 Bank Index, measured at the last trading day of each year shown. The graph assumes an investment of $100 on December 31, 2013 and reinvestment of dividends on the date of payment without commissions. The performance graph represents past performance and should not be considered to be an indication of future performance.

	2013	2014	2015	2016	2017	2018
Cullen/Frost	$100.00	$97.46	$85.34	$129.72	$142.59	$135.69
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
S&P 500 Banks	100.00	115.51	116.49	144.81	177.47	148.30

ITEM 6. SELECTED FINANCIAL DATA
The following consolidated selected financial data is derived from our audited financial statements as of and for the five years ended December 31, 2018. The following consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included elsewhere in this report. Beginning in 2018, a new accounting standard requires us to report network costs associated with debit card and ATM transactions netted against the related interchange and debit card fee income from such transactions. Previously, such network costs were reported as a component of other non-interest expense. The operating results of companies acquired during the periods presented are included with our results of operations since their respective dates of acquisition. Dollar amounts, except per share data, and common shares outstanding are in thousands.

	Year Ended December 31,
	2018	2017	2016	2015	2014
Consolidated Statements of Income
Interest income:
Loans, including fees	$669,002	$534,804	$458,094	$433,872	$440,958
Securities	319,728	315,599	313,943	307,394	249,705
Interest-bearing deposits	56,968	41,608	16,103	8,123	10,725
Federal funds sold and resell agreements	5,500	936	272	107	83
Total interest income	1,051,198	892,947	788,412	749,496	701,471
Interest expense:
Deposits	75,337	17,188	7,248	9,024	11,022
Federal funds purchased and repurchase agreements	8,021	1,522	204	167	134
Junior subordinated deferrable interest debentures	5,291	3,955	3,281	2,725	2,488
Subordinated notes payable and other borrowings	4,657	3,860	1,343	948	893
Total interest expense	93,306	26,525	12,076	12,864	14,537
Net interest income	957,892	866,422	776,336	736,632	686,934
Provision for loan losses	21,613	35,460	51,673	51,845	16,314
Net interest income after provision for loan losses	936,279	830,962	724,663	684,787	670,620
Non-interest income:
Trust and investment management fees	119,391	110,675	104,240	105,512	106,237
Service charges on deposit accounts	85,186	84,182	81,203	81,350	81,946
Insurance commissions and fees	48,967	46,169	47,154	48,926	45,115
Interchange and debit card transaction fees	13,877	23,232	21,369	19,666	18,372
Other charges, commissions and fees	37,231	39,931	39,623	37,551	36,180
Net gain (loss) on securities transactions	(156)	(4,941)	14,975	69	38
Other	46,790	37,222	41,144	35,656	32,256
Total non-interest income	351,286	336,470	349,708	328,730	320,144
Non-interest expense:
Salaries and wages	350,312	337,068	318,665	310,504	292,349
Employee benefits	77,323	74,575	72,615	69,746	60,151
Net occupancy	76,788	75,971	71,627	65,690	55,745
Technology, furniture and equipment	83,102	74,335	71,208	64,373	62,087
Deposit insurance	16,397	20,128	17,428	14,519	13,232
Intangible amortization	1,424	1,703	2,429	3,325	3,520
Other	173,538	175,289	178,988	165,561	167,656
Total non-interest expense	778,884	759,069	732,960	693,718	654,740
Income before income taxes	508,681	408,363	341,411	319,799	336,024
Income taxes	53,763	44,214	37,150	40,471	58,047
Net income	454,918	364,149	304,261	279,328	277,977
Preferred stock dividends	8,063	8,063	8,063	8,063	8,063
Net income available to common shareholders	$446,855	$356,086	$296,198	$271,265	$269,914

	As of or for the Year Ended December 31,
	2018	2017	2016	2015	2014
Per Common Share Data
Net income - basic	$6.97	$5.56	$4.73	$4.31	$4.32
Net income - diluted	6.90	5.51	4.70	4.28	4.29
Cash dividends declared and paid	2.58	2.25	2.15	2.10	2.03
Book value	51.19	49.68	45.03	44.30	42.87
Common Shares Outstanding
Period-end	62,986	63,476	63,474	61,982	63,149
Weighted-average shares - basic	63,705	63,694	62,376	62,758	62,072
Dilutive effect of stock compensation	982	968	593	715	902
Weighted - average shares - diluted	64,687	64,662	62,969	63,473	62,974
Performance Ratios
Return on average assets	1.44%	1.17%	1.03%	0.97%	1.05%
Return on average common equity	14.23	11.76	10.16	9.86	10.51
Net interest income to average earning assets	3.64	3.69	3.56	3.45	3.41
Dividend pay-out ratio	37.03	40.49	45.54	48.72	47.12
Balance Sheet Data
Period-end:
Loans	$14,099,733	$13,145,665	$11,975,392	$11,486,531	$10,987,535
Earning assets	29,894,185	29,595,375	28,025,439	26,431,176	26,052,339
Total assets	32,292,966	31,747,880	30,196,319	28,565,942	28,276,421
Non-interest-bearing demand deposits	10,997,494	11,197,093	10,513,369	10,270,233	10,149,061
Interest-bearing deposits	16,151,710	15,675,296	15,298,206	14,073,362	13,986,869
Total deposits	27,149,204	26,872,389	25,811,575	24,343,595	24,135,930
Long-term debt and other borrowings	234,950	234,736	236,117	235,939	235,761
Shareholders’ equity	3,368,917	3,297,863	3,002,528	2,890,343	2,851,403
Average:
Loans	$13,617,940	$12,460,148	$11,554,823	$11,267,402	$10,299,025
Earning assets	28,899,578	28,359,131	26,717,013	25,954,510	23,877,476
Total assets	31,029,850	30,450,207	28,832,093	28,060,626	25,766,301
Non-interest-bearing demand deposits	10,756,808	10,819,426	10,034,319	10,179,810	9,125,030
Interest-bearing deposits	15,532,258	15,085,492	14,477,525	13,860,948	12,927,729
Total deposits	26,289,066	25,904,918	24,511,844	24,040,758	22,052,759
Long-term debt and other borrowings	234,850	226,194	236,033	235,856	230,170
Shareholders’ equity	3,284,376	3,173,264	3,058,896	2,895,192	2,712,226
Asset Quality
Allowance for loan losses	$132,132	$155,364	$153,045	$135,859	$99,542
Allowance for losses to year-end loans	0.94%	1.18%	1.28%	1.18%	0.91%
Net loan charge-offs	$44,845	$33,141	$34,487	$15,528	$9,210
Net loan charge-offs to average loans	0.33%	0.27%	0.30%	0.14%	0.09%
Non-performing assets	$74,914	$157,292	$102,591	$85,722	$65,176
Non-performing assets to:
Total loans plus foreclosed assets	0.53%	1.20%	0.86%	0.75%	0.59%
Total assets	0.23	0.50	0.34	0.30	0.23
Consolidated Capital Ratios
Common equity tier 1 risk-based ratio	12.65%	12.42%	12.52%	11.37%	N/A
Tier 1 risk-based ratio	13.34	13.16	13.33	12.38	13.68%
Total risk-based ratio	15.09	15.15	14.93	13.85	14.55
Leverage ratio	9.06	8.46	8.14	7.79	8.16
Average shareholders’ equity to average total assets	10.58	10.42	10.61	10.32	10.53

The following tables set forth unaudited consolidated selected quarterly statement of operations data for the years ended December 31, 2018 and 2017. Dollar amounts are in thousands, except per share data.

	Year Ended December 31, 2018
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$281,205	$268,716	$257,951	$243,326
Interest expense	31,996	27,051	20,681	13,578
Net interest income	249,209	241,665	237,270	229,748
Provision for loan losses	3,767	2,650	8,251	6,945
Non-interest income(1)	87,118	87,657	85,066	91,445
Non-interest expense	199,697	193,668	188,908	196,611
Income before income taxes	132,863	133,004	125,177	117,637
Income taxes	13,610	15,160	13,836	11,157
Net income	119,253	117,844	111,341	106,480
Preferred stock dividends	2,016	2,016	2,015	2,016
Net income available to common shareholders	$117,237	$115,828	$109,326	$104,464
Net income per common share:
Basic	$1.84	$1.80	$1.70	$1.63
Diluted	1.82	1.78	1.68	1.61

	Year Ended December 31, 2017
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$234,295	$227,586	$219,274	$211,792
Interest expense	10,381	8,375	4,486	3,283
Net interest income	223,914	219,211	214,788	208,509
Provision for loan losses	8,102	10,980	8,426	7,952
Non-interest income(2)	90,075	81,615	81,080	83,700
Non-interest expense	196,280	186,823	188,051	187,915
Income before income taxes	109,607	103,023	99,391	96,342
Income taxes	9,083	9,892	13,838	11,401
Net income	100,524	93,131	85,553	84,941
Preferred stock dividends	2,016	2,016	2,015	2,016
Net income available to common shareholders	$98,508	$91,115	$83,538	$82,925
Net income per common share:
Basic	$1.54	$1.43	$1.30	$1.29
Diluted	1.53	1.41	1.29	1.28

(1)	Includes net losses on securities transactions of $19 thousand, $60 thousand, $34 thousand and $43 thousand during the first, second, third and fourth quarters of 2018, respectively.

(2)	Includes net losses on securities transactions of $50 thousand, $4.9 million and $24 thousand during the second, third and fourth quarters of 2017, respectively.

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
Overview
The following discussion and analysis presents the more significant factors that affected our financial condition as of December 31, 2018 and 2017 and results of operations for each of the years in the three-year period ended December 31, 2018. Certain reclassifications have been made to make prior periods comparable. This discussion and analysis should be read in conjunction with our consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report. During 2014, we acquired WNB Bancshares, Inc., a privately-held bank holding company headquartered in Odessa, Texas (“WNB”). From time to time, we have also acquired various small businesses through our insurance subsidiary. None of these acquisitions had a significant impact on our financial statements. We account for acquisitions using the acquisition method, and as such, the results of operations of acquired companies are included from the date of acquisition.
Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable, thus making tax-exempt yields comparable to taxable asset yields. Taxable equivalent adjustments were based upon a 21% income tax in 2018 and a 35% income tax rate for prior years. The decrease in the income tax rate in 2018 was the result of the Tax Cuts and Jobs Act which was enacted on December 22, 2017.
Dollar amounts in tables are stated in thousands, except for per share amounts.
Results of Operations
Net income available to common shareholders totaled $446.9 million, or $6.90 diluted per common share, in 2018 compared to $356.1 million, or $5.51 diluted per common share, in 2017 and $296.2 million, or $4.70 diluted per common share, in 2016.
Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	2018	2017	2016
Taxable-equivalent net interest income	$1,052,564	$1,043,431	$939,958
Taxable-equivalent adjustment	94,672	177,009	163,622
Net interest income	957,892	866,422	776,336
Provision for loan losses	21,613	35,460	51,673
Non-interest income	351,286	336,470	349,708
Non-interest expense	778,884	759,069	732,960
Income before income taxes	508,681	408,363	341,411
Income taxes	53,763	44,214	37,150
Net income	454,918	364,149	304,261
Preferred stock dividends	8,063	8,063	8,063
Net income available to common shareholders	$446,855	$356,086	$296,198
Earnings per common share - basic	$6.97	$5.56	$4.73
Earnings per common share - diluted	6.90	5.51	4.70
Dividends per common share	2.58	2.25	2.15
Return on average assets	1.44%	1.17%	1.03%
Return on average common equity	14.23	11.76	10.16
Average shareholders' equity to average assets	10.58	10.42	10.61
Net income available to common shareholders increased $90.8 million for 2018 compared to 2017. The increase was primarily the result of a $91.5 million increase in net interest income, a $14.8 million increase in non-interest income and a $13.8 million decrease in the provision for loan losses partly offset by a $19.8 million increase in non-interest expense and a $9.5 million increase in income tax expense. Net income available to common shareholders increased $59.9 million for 2017 compared to 2016. The increase was primarily the result of a $90.1 million increase in net interest income and a $16.2 million decrease in the provision for loan losses partly offset by a $26.1 million increase in non-interest expense, a $13.2 million decrease in non-interest income and a $7.1 million increase in income tax expense. Income tax expense during the comparable periods was impacted by the enactment of the Tax Cuts and Jobs Act on December 22, 2017, as further discussed below.
Details of the changes in the various components of net income are further discussed below.

Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 73.2% of total revenue during 2018. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.
The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, remained at 3.50% during most of 2016. In December 2016, the prime rate increased 25 basis points to end the year at 3.75%. During 2017, the prime rate increased 75 basis points (25 basis points in each of March, June and December) to end the year at 4.50%. During 2018, the prime rate increased 100 basis points (25 basis points in each of March, June, September, and December) to end the year at 5.50%. Our loan portfolio is also significantly impacted, by changes in the London Interbank Offered Rate (LIBOR). At December 31, 2018, the one-month and three-month U.S. dollar LIBOR rates were 2.50% and 2.81%, respectively, while at December 31, 2017, the one-month and three-month U.S. dollar LIBOR rates were 1.56% and 1.69%, respectively and at December 31, 2016, the one-month and three-month U.S. dollar LIBOR rates were 0.77% and 1.00%, respectively. The effective federal funds rate, which is the cost of immediately available overnight funds, remained at 0.50% during most of 2016. In December 2016, the effective federal funds rate increased 25 basis points to end the year at 0.75%. During 2017, the effective federal funds rate increased 75 basis points (25 basis points in each of March, June and December) to end the year at 1.50%. During 2018, the effective federal funds rate increased 100 basis points (25 basis points in each of March, June, September and December) to end the period at 2.50%.
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
The following table presents the changes in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to changes in the average interest rate on those assets and liabilities. The changes in net interest income due to changes in both average volume and average interest rate have been allocated to the average volume change or the average interest rate change in proportion to the absolute amounts of the change in each. The comparison between 2018 and 2017 includes an additional change factor detailing the effect of the reduction in the U.S. statutory federal income tax rate under the Tax Cuts and Jobs Act, which was enacted on December 22, 2017. See the section captioned “Income Taxes” elsewhere in this discussion for information regarding the Tax Cuts and Jobs Act. The comparison between 2017 and 2016 includes an additional change factor that shows the effect of the difference in the number of days in each period for assets and liabilities that accrue interest based upon the actual number of days in the period, as further discussed below. Our consolidated average balance sheets along with an analysis of taxable-equivalent net interest income are presented in Item 8. Financial Statements and Supplementary Data of this report.

	2018 vs. 2017				2017 vs. 2016
	Increase (Decrease) Due to Change in				Increase (Decrease) Due to Change in
	Rate	Volume	Tax Rate	Total	Rate	Volume	Number of Days	Total
Interest-bearing deposits	$23,680	$(8,320)	$—	$15,360	$22,369	$3,180	$(44)	$25,505
Federal funds sold and resell agreements	869	3,695	—	4,564	385	280	(1)	664
Securities:
Taxable	5,131	(11,740)		(6,609)	(4,482)	(5,358)	(206)	(10,046)
Tax-exempt	(11,283)	28,033	(85,625)	(68,875)	(8,741)	31,136	—	22,395
Loans, net of unearned discounts	81,949	53,525	(4,000)	131,474	42,509	38,161	(1,266)	79,404
Total earning assets	100,346	65,193	(89,625)	75,914	52,040	67,399	(1,517)	117,922
Savings and interest checking	4,005	61	—	4,066	—	252	(3)	249
Money market deposit accounts	46,205	249	—	46,454	8,040	21	(13)	8,048
Time accounts	4,620	57	—	4,677	475	(38)	(4)	433
Public funds	2,990	(38)	—	2,952	1,216	(5)	(1)	1,210
Federal funds purchased and repurchase agreements	6,367	132	—	6,499	1,241	78	(1)	1,318
Junior subordinated deferrable interest debentures	1,334	2	—	1,336	673	1	—	674
Subordinated notes payable and other notes	408	389	—	797	2,599	(82)	—	2,517
Total interest-bearing liabilities	65,929	852	—	66,781	14,244	227	(22)	14,449
Net change	$34,417	$64,341	$(89,625)	$9,133	$37,796	$67,172	$(1,495)	$103,473
Taxable-equivalent net interest income for 2018 increased $9.1 million, or 0.9%, compared to 2017. Taxable-equivalent net interest income for 2018 was impacted by the reduction in the U.S. federal statutory income tax rate from 35% to 21% under the Tax Cuts and Jobs Act enacted on December 22, 2017. Taxable-equivalent net interest income for 2017 would have been lower by approximately $89.6 million, based on a 21% tax rate rather than the 35% tax rate then in effect. Excluding the effect of the tax rate reduction whereby a 21% tax rate is used for each year, taxable-equivalent net interest income effectively increased approximately $98.8 million during 2018, compared to 2017. The taxable-equivalent net interest margin decreased 5 basis points from 3.69% during 2017 to 3.64% during 2018. The taxable-equivalent net interest margin for 2018 was also impacted by the aforementioned reduction in the U.S. federal statutory income tax rate. The taxable-equivalent net interest margin for 2017 would have been lower by approximately 32 basis points based on a 21% tax rate rather than the 35% tax rate then in effect. Excluding the effect of the tax rate reduction whereby a 21% tax rate is used for each year, the taxable-equivalent net interest margin effectively increased 27 basis points during 2018 compared to 2017. The effective increases in taxable-equivalent net interest income and the taxable-equivalent net interest margin were primarily related to increases in the average yields on loans, interest-bearing deposits and taxable securities combined with increases in the average volumes of loans, tax-exempt securities and federal funds sold and resell agreements. The impact of these items was partly offset by increases in the average rates paid on interest-bearing deposits and other borrowed funds, decreases in the average volume of taxable securities and interest bearing deposits and a decrease in the average yield on tax-exempt securities, notwithstanding the effect of the tax rate reduction.
Taxable-equivalent net interest income for 2017 increased $103.5 million, or 11.0%, compared to 2016. Taxable-equivalent net interest income for 2017 included 365 days compared to 366 days for the same period in 2016 as a result of the leap year. The additional day added approximately $1.5 million to taxable-equivalent net interest income during 2016. Excluding the impact of the additional day results in an effective increase in taxable-equivalent net interest income of approximately $105.0 million during 2017. The increase in taxable-equivalent net interest income during 2017, excluding the effect of the aforementioned additional day, was primarily related to the impact of increases in the average volume of loans, tax-exempt securities and interest-bearing deposits as well as increases in the average yields on loans and interest-bearing deposits partly offset by the impact of decreases in the average yields on tax-exempt and taxable securities, a decrease in the average volume of taxable securities and the impact of an increase in the average rate paid on interest-bearing liabilities. These changes also impacted the taxable-equivalent net interest margin which increased 13 basis points from 3.56% during 2016 to 3.69% during 2017.

The average volume of interest-earning assets for 2018 increased $540.4 million, or 1.9%, compared to 2017. The increase in earning assets included a $1.2 billion increase in average loans, a $489.5 million increase in average tax-exempt securities and a $191.9 million increase in average federal funds sold and resell agreements, partly offset by a $670.1 million decrease in average taxable securities and a $628.6 million decrease in interest-bearing deposits. The average volume of interest-earning assets for 2017 increased $1.6 billion, or 6.1%, compared to 2016. The increase in earning assets included a $905.3 million increase in average loans, a $548.3 million increase in average federal funds sold, resell agreements and interest-bearing deposits and a $546.8 million increase in average tax-exempt securities, partly offset by a $358.4 million decrease in average taxable securities. The average taxable-equivalent yield on interest-earning assets increased 17 basis points from 3.79% during 2017 (or 49 basis points from 3.47% assuming a 21% tax rate in 2017) to 3.96% during 2018 while the average rate paid on interest-bearing liabilities increased 39 basis points from 0.16% during 2017 to 0.55% during 2018. The average yield on interest-earning assets increased 19 basis points to 3.79% during 2017 from 3.60% during 2016 while the average rate paid on interest-bearing liabilities increased 8 basis points to 0.16% during 2017 from 0.08% during 2016. The average yield on interest-earning assets and the average rate paid on interest-bearing liabilities are primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of the underlying assets and liabilities, as further discussed below.
The average taxable-equivalent yield on loans was 4.95% during 2018 compared to 4.36% during 2017 and 4.01% during 2016, increasing 59 basis points during 2018 compared to 2017 and 35 basis points during 2017 compared to 2016. The average taxable-equivalent yield on loans was positively impacted by the increases in market interest rates discussed above. Due to the relative proportion of our tax-exempt loan portfolio to total loans, the reduction in the U.S. federal statutory income tax rate did not significantly impact the overall average taxable-equivalent yield on loans during 2018. The average volume of loans increased $1.2 billion, or 9.3%, in 2018 compared to 2017 and increased $905.3 million, or 7.8%, in 2017 compared to 2016. Loans made up approximately 47.1% of average interest-earning assets during 2018 compared to 43.9% during 2017 and 43.2% in 2016.
The average taxable-equivalent yield on securities was 3.38% during 2018 compared to 3.99% during 2017 and 4.02% during 2016. The decreases in the average taxable-equivalent yield on securities during 2018 and 2017 were primarily related to decreases in the average taxable-equivalent yield on tax exempt securities partly offset by increases in the relative proportion of higher-yielding tax exempt securities to total securities. The decrease in 2018 was also partly offset, to a lesser extent, by an increase in the average yield on taxable securities. The average yield on taxable securities was 2.03% during 2018 compared to 1.92% during 2017 and 2.01% during 2016 while the average yield on tax exempt securities was 4.11% during 2018 compared to 5.37% during 2017 and 5.57% during 2016. The average taxable-equivalent yield on tax-exempt securities decreased 126 basis points during 2018 compared to 2017 and decreased 20 basis points during 2017 compared to 2016. The decrease during 2018 compared to 2017 was primarily related to the aforementioned reduction in the U.S. federal statutory income tax rate. The taxable-equivalent yield on tax exempt securities for 2017 would have been 118 basis points lower based on a 21% tax rate rather than the 35% tax rate then in effect. Excluding the effect of the tax rate reduction whereby a 21% tax rate is used for each period, the taxable-equivalent yield on tax exempt securities effectively decreased 8 basis points during 2018 compared to the same period in 2017. The average yield on taxable securities increased 11 basis points during 2018 compared to 2017 and decreased 9 basis points during 2017 compared to 2016. Tax exempt securities made up approximately 65.0% of total average securities during 2018, compared to 60.0% during 2017 and 56.4% during 2016. The average volume of total securities decreased $180.7 million, or 1.5%, during 2018 compared to 2017 and increased $188.5 million, or 1.6%, during 2017 compared to 2016. Securities made up approximately 41.7% of average interest-earning assets in 2018 compared to 43.2% in 2017 and 45.1% in 2016.
Average interest-bearing deposits, federal funds sold and resell agreements during 2018 decreased $436.7 million, or 12.0%, compared to 2017 and increased $548.3 million, or 17.7%, in 2017 compared to 2016. The decrease in average interest-bearing deposits, federal funds sold and resell agreements during 2018 compared to 2017 was primarily related to growth in average loans. The increase in average interest-bearing deposits, federal funds sold and resell agreements during 2017 compared to 2016 was primarily related to growth in average deposits. Federal funds sold and resell agreements and interest-bearing deposits made up approximately 11.1% of average interest-earning assets during 2018 compared to approximately 12.9% in 2017 and 11.6% in 2016. The combined average yield on federal funds sold and resell agreements and interest-bearing deposits was 1.94% during 2018, 1.16% during 2017, and 0.53% during 2016. As discussed above, since the end of 2016, there have been seven separate 25 basis point increases in the expected federal funds rate.

The average rate paid on interest-bearing liabilities was 0.55% during 2018, increasing 39 basis points from 0.16% during 2017. Average deposits increased $384.1 million, or 1.5%, in 2018 compared to 2017 and $1.4 billion, or 5.7%, in 2017 compared to 2016. Average interest-bearing deposits increased $446.8 million in 2018 compared to 2017 and increased $608.0 million in 2017 compared to 2016, while average non-interest-bearing deposits decreased $62.6 million in 2018 compared to 2017 and increased $785.1 million in 2017 compared to 2016. The ratio of average interest-bearing deposits to total average deposits was 59.1% in 2018 compared to 58.2% in 2017 and 59.1% in 2016. The average cost of deposits is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-bearing deposits. The average rate paid on interest-bearing deposits and total deposits was 0.49% and 0.29% in 2018 compared to 0.11% and 0.07% in 2017 and 0.05% and 0.03% in 2016. The increases in the average cost of deposits during 2018 and 2017 were related to increases in interest rates paid on most of our interest-bearing deposit products as a result of the aforementioned increases in market interest rates.
Our taxable-equivalent net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.41% in 2018 compared to 3.63% in 2017 and 3.52% in 2016. The taxable-equivalent net interest spread for 2018 was impacted by the aforementioned reduction in the U.S. federal statutory income tax rate. The taxable-equivalent net interest spreads for 2017 and 2016 would have been 3.31% and 3.21%, respectively, based on a 21% tax rate rather than the 35% tax rate then in effect. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk elsewhere in this report.
Our hedging policies permit the use of various derivative financial instruments, including interest rate swaps, swaptions, caps and floors, to manage exposure to changes in interest rates. Details of our derivatives and hedging activities are set forth in Note 15 - Derivative Financial Instruments in the accompanying notes to consolidated financial statements elsewhere in this report. Information regarding the impact of fluctuations in interest rates on our derivative financial instruments is set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk elsewhere in this report.
Provision for Loan Losses
The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb inherent losses within the existing loan portfolio. The provision for loan losses totaled $21.6 million in 2018 compared to $35.5 million in 2017 and $51.7 million in 2016. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.
Non-Interest Income
The components of non-interest income were as follows:

	2018	2017	2016
Trust and investment management fees	$119,391	$110,675	$104,240
Service charges on deposit accounts	85,186	84,182	81,203
Insurance commissions and fees	48,967	46,169	47,154
Interchange and debit card transaction fees	13,877	23,232	21,369
Other charges, commissions and fees	37,231	39,931	39,623
Net gain (loss) on securities transactions	(156)	(4,941)	14,975
Other	46,790	37,222	41,144
Total	$351,286	$336,470	$349,708
Total non-interest income for 2018 increased $14.8 million, or 4.4%, compared to 2017 while total non-interest income for 2017 decreased $13.2 million, or 3.8%, compared to 2016. Changes in the various components of non-interest income are discussed in more detail below.
Trust and Investment Management Fees. Trust and investment management fee income for 2018 increased $8.7 million, or 7.9%, compared to 2017 while trust and investment management fee income for 2017 increased $6.4 million, or 6.2%, compared to 2016. Investment fees are the most significant component of trust and investment management fees, making up approximately 83%, 84% and 82% of total trust and investment management fees in 2018, 2017 and 2016, respectively. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees.
The increase in trust and investment management fees during 2018 compared to 2017 was primarily the result of an increase in trust investment fees (up $6.0 million,) and an increase in oil and gas fees (up $2.9 million). The increase in trust investment fees during 2018 was due to higher average equity valuations. The increase in oil and gas fees during 2018 was related to higher average energy prices and new business, partly driven by enhancements to our service offering.
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
At December 31, 2018, trust assets, including both managed assets and custody assets, were primarily composed of equity securities (47.8% of trust assets), fixed income securities (37.6% of trust assets) and cash equivalents (9.2% of trust assets). The estimated fair value of trust assets was $33.3 billion (including managed assets of $14.7 billion and custody assets of $18.7 billion) at December 31, 2018 compared to $32.8 billion (including managed assets of $14.1 billion and custody assets of $18.7 billion) at December 31, 2017.
Service Charges on Deposit Accounts. Service charges on deposit accounts for 2018 increased $1.0 million, or 1.2%, compared to 2017. The increase was primarily related to increases in overdraft/insufficient funds charges on consumer and commercial accounts (up $2.8 million and $692 thousand, respectively) and consumer service charges (up $641 thousand) partly offset by a decrease in commercial service charges (down $3.1 million). Service charges on deposit accounts for 2017 increased $3.0 million, or 3.7%, compared to 2016. The increase was primarily due to an increase in overdraft/insufficient funds charges on consumer and commercial accounts (up $1.9 million and $511 thousand, respectively) and consumer service charges (up $1.0 million) partly offset by a decrease in commercial service charges (down $428 thousand). Overdraft/insufficient funds charges totaled $38.4 million during 2018 compared to $34.9 million during 2017 and $32.5 million in 2016. Overdraft/insufficient funds charges included $29.8 million, $27.0 million and $25.0 million related to consumer accounts during 2018, 2017 and 2016, respectively, and $8.7 million, $8.0 million and $7.5 million related to commercial accounts during 2018, 2017 and 2016, respectively.
Insurance Commissions and Fees. Insurance commissions and fees for 2018 increased $2.8 million, or 6.1%, compared to 2017. The increase was primarily related to increases in commission income (up $2.1 million) resulting from increases in commissions on property and casualty policies and benefit plan commissions due to increased business volumes. The increase was also partly related to an increase in contingent income (up $741 thousand), as further discussed below.
Insurance commissions and fees for 2017 decreased $985 thousand, or 2.1%, compared to 2016. The decrease was related to a decrease in contingent income (down $2.9 million), as further discussed below, partly offset by an increase in commission income (up $1.9 million), which was primarily related to an increase in benefit plan commissions due to increased business volumes partly offset by a decrease in commissions on property and casualty policies.
Insurance commissions and fees include contingent commissions totaling $4.3 million in 2018, $3.6 million in 2017 and $6.5 million 2016. Contingent income primarily consists of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. These performance related contingent payments are seasonal in nature and are mostly received during the first quarter of each year. This performance related contingent income totaled $3.2 million in 2018, $2.1 million in 2017 and $4.9 million in 2016. The increase in performance related contingent income during 2018 was related to growth within the portfolio and improvement in the loss performance of insurance policies previously placed. The decrease in performance related contingent income during 2017 was related to a lack of growth within the portfolio and a deterioration in the loss performance of insurance policies during 2016. Contingent commissions also include amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. These commissions totaled $1.2 million in 2018, $1.5 million in 2017 and $1.7 million in 2016.

Interchange and Debit Card Transaction Fees. Interchange fees, or “swipe” fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Interchange and debit card transaction fees consist of income from check card usage, point of sale income from PIN-based debit card transactions and ATM service fees. Beginning in 2018, in connection with the adoption of Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” interchange and debit card transaction fees are reported net of related network costs. See Note 1 - Significant Accounting Policies in the accompanying notes to consolidated financial statements elsewhere in this report. Previously, such network costs were reported as a component of other non-interest expense. Interchange and debit card transaction fees for 2018 reported on a net basis totaled $13.9 million, while interchange and debit card transaction fees for 2017 and 2016 reported on a gross basis totaled $23.2 million and $21.4 million, respectively. A comparison of gross and net interchange and debit card transaction fees for the reported periods is presented in the table below:

	2018	2017	2016
Income from debit card transactions	$21,844	$19,440	$17,899
ATM service fees	3,925	3,792	3,470
Gross interchange and debit card transaction fees	25,769	23,232	21,369
Network costs	11,892	11,943	12,896
Net interchange and debit card transaction fees	$13,877	$11,289	$8,473
The increases in interchange and debit card transaction fees during comparable periods, on a net basis, were primarily related to increased transaction volumes.
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
Other Charges, Commissions and Fees. Other charges, commissions and fees for 2018 decreased $2.7 million, or 6.8%, compared to 2017. The decrease was primarily related to decreases in loan processing fees (down $3.0 million), income from corporate finance and capital market advisory services (down $755 thousand) and income from the sale of mutual funds (down $378 thousand) partly offset by increases in income from the sale of money market accounts and life insurance (up $604 thousand and $294 thousand, respectively) and an increase in funds transfer service charges (up $277 thousand). Changes in these categories of other charges, commissions and fees were generally due to fluctuations in business volumes.
Other charges, commissions and fees for 2017 increased $308 thousand, or 0.8%, compared to 2016. The increase included increases in income related to the sale of mutual funds (up $1.2 million) and wire transfer fees (up $317 thousand), among other things. These items were partly offset by decreases in human resources consulting fee income (down $650 thousand) and income from capital market advisory services (down $605 thousand), among other things. Human resources consulting fee income decreased as we no longer provide these services. Changes in the other aforementioned categories of other charges, commissions and fees were primarily due to fluctuations in business volumes.
Net Gain/Loss on Securities Transactions. During 2018, we sold certain available-for-sale U.S Treasury securities with an amortized cost totaling $16.8 billion and realized a net loss of $156 thousand on those sales. The sales were primarily related to securities purchased during 2018 and subsequently sold in connection with our tax planning strategies related to the Texas franchise tax. The gross proceeds from the sales of these securities outside of Texas are included in total revenues/receipts from all sources reported for Texas franchise tax purposes, which results in a reduction in the overall percentage of revenues/receipts apportioned to Texas and subjected to taxation under the Texas franchise tax.
During 2017, we sold certain available-for-sale U.S Treasury securities with an amortized cost totaling $11.2 billion and realized a net loss of $74 thousand on those sales. The sales were primarily related to securities purchased during 2017 and subsequently sold in connection with our aforementioned tax planning strategies related to the Texas franchise tax. We also sold certain other available-for-sale U.S. Treasury securities with an amortized cost totaling $751.4 million and realized a net loss of $4.9 million on those sales. These securities were sold with the intent to reinvest the sales proceeds in higher yielding debt securities and other investments.
During 2016, we sold available-for-sale securities with an amortized cost totaling $14.8 billion and realized a net gain of $11.2 million on those sales. We also sold held-to-maturity securities with an amortized cost totaling $132.9 million and realized a net gain of $3.7 million on those sales. As more fully discussed in Note 2 - Securities in the accompanying notes to consolidated financial statements elsewhere in this report, a portion of the available-for-sale securities and all of the held-to maturity securities that were sold during 2016 were sold as a result of a significant deterioration in the creditworthiness of the issuers. In aggregate, the securities sold as a result of credit deterioration had an amortized cost totaling $528.6 million and we realized a net gain of $11.9 million on those sales. We sold U.S Treasury securities with an amortized cost totaling $13.7 billion and realized a net loss of $57 thousand on those sales. The sales were primarily related to securities purchased during 2016 and subsequently sold in connection with our aforementioned tax planning strategies related to the Texas franchise tax. Other securities sold during 2016 included available-for-sale U.S. Treasury securities with an amortized cost totaling $764.5 million and we realized a net gain of $3.3 million on those sales. Most of these securities were due to mature during 2016 and most of the proceeds from the sale of these securities were reinvested into U.S. Treasury securities having comparable yields, but longer-terms.
Other Non-Interest Income. Other non-interest income for 2018 increased $9.6 million, or 25.7%, compared to 2017. The increase was primarily related to increases in sundry and other miscellaneous income (up $5.9 million), gains on the sale of foreclosed and other assets (up $2.6 million), income from customer derivative and trading activities (up $1.8 million) and income from customer foreign currency transactions (up $657 thousand), among other things, partly offset by decreases in public finance underwriting fees (down $1.3 million), among other things. Sundry and other miscellaneous income during 2018 included $4.5 million related to the recovery of prior write-offs, $2.1 million in VISA check card incentives related to business volumes, $1.7 million related to a distribution from a private equity investment and $997 thousand related to the settlement of an insurance claim, among other things. Sundry and other miscellaneous income during 2017 included $1.9 million in VISA check card incentives, $1.2 million related to the collection of amounts charged-off by Western National Bank prior to our acquisition, $864 thousand related to the settlement of a non-solicitation agreement and $541 thousand related to recoveries of prior write-offs, among other things. Gains on the sale of foreclosed and other assets included $4.2 million related to gains on the sale of various branch and operational facilities during 2018 and $2.0 million related to the sale of a motor-bank location in 2017. The fluctuations in income from customer derivative and trading activities, public finance underwriting fees and income from customer foreign currency transactions during 2018 were primarily related to changes in business volumes.
Other non-interest income for 2017 decreased $3.9 million, or 9.5%, compared to 2016. The decrease was primarily related to decreases in gains on the sale of foreclosed and other assets (down $6.3 million), lease rental income (down $482 thousand) and earnings on the cash surrender value of life insurance policies (down $409 thousand), among other things, partly offset by increases in sundry and other miscellaneous income (up $1.4 million), income from customer derivative and trading activities (up $815 thousand) and income from customer foreign currency transactions (up $760 thousand), among other things. During 2016, gains on the sale of foreclosed and other assets included a $10.3 million net gain on the sale of our headquarters building and other adjacent properties in connection with a comprehensive development agreement with the City of San Antonio and a third party controlled by one of our directors, among other things. See Note 4 - Premises and Equipment in the accompanying notes to consolidated financial statements elsewhere in this report. During 2017, gains on the sale of foreclosed and other assets included $2.9 million related to amortization of the deferred portion of the gain on our headquarters building sold in 2016 and $2.0 million related to the sale of a motor-bank location. Sundry income during 2017 included $1.9 million in VISA check card incentives related to business volumes, $1.2 million related to the collection of amounts charged-off by Western National Bank prior to our acquisition, $864 thousand related to the settlement of a non-solicitation agreement and $541 thousand related to recoveries of prior write-offs, among other things, while sundry and other miscellaneous income during 2016 included $1.8 million in VISA check card incentives related to business volumes and $1.4 million related to recoveries of prior write-offs, among other things. The fluctuations in income from customer derivative and trading activities and income from customer foreign currency transactions were primarily related to changes in business volumes.

Non-Interest Expense
The components of non-interest expense were as follows:

	2018	2017	2016
Salaries and wages	$350,312	$337,068	$318,665
Employee benefits	77,323	74,575	72,615
Net occupancy	76,788	75,971	71,627
Technology, furniture and equipment	83,102	74,335	71,208
Deposit insurance	16,397	20,128	17,428
Intangible amortization	1,424	1,703	2,429
Other	173,538	175,289	178,988
Total	$778,884	$759,069	$732,960
Total non-interest expense for 2018 increased $19.8 million, or 2.6%, compared to 2017 while total non-interest expense for 2017 increased $26.1 million, or 3.6%, compared to 2016. Changes in the various components of non-interest expense are discussed below.
Salaries and Wages. Salaries and wages increased $13.2 million, or 3.9%, in 2018 compared to 2017 and increased $18.4 million, or 5.8%, in 2017 compared to 2016. The increases during the comparable periods were primarily related to increases in salaries, due to an increase in the number of employees, and normal annual merit and market increases, as well as increases in incentive compensation and stock-based compensation. Salaries and wages during 2017 included approximately $2.5 million in severance expense primarily related to the closure of certain branch locations and the elimination of certain job positions.
Employee Benefits. Employee benefits expense for 2018 increased $2.7 million, or 3.7%, compared to 2017. The increase was primarily due to increases in medical benefits expense (up $3.1 million), payroll taxes (up $728 thousand) and expenses related to our 401(k) and profit sharing plans (up $560 thousand) partly offset by decreases in expenses related to our defined benefit retirement plans (down $1.5 million).
Employee benefits expense for 2017 increased $2.0 million, or 2.7%, compared to 2016. The increase was primarily due to increases in expenses related to our 401(k) and profit sharing plans (up $1.7 million), payroll taxes (up $1.3 million), other employee benefits (up $826 thousand) and medical benefits expense (up $487 thousand) partly offset by a decrease in expenses related to our defined benefit retirement plans (down $2.2 million).
Our defined benefit retirement and restoration plans were frozen in 2001 and were replaced by the profit sharing plan. Management believes these actions help reduce the volatility in retirement plan expense. However, we still have funding obligations related to the defined benefit and restoration plans and could recognize retirement expense related to these plans in future years, which would be dependent on the return earned on plan assets, the level of interest rates and employee turnover. We recognized a combined net periodic pension benefit of $1.0 million related to our defined benefit retirement and restoration plans in 2018 compared to a combined net periodic pension expense of $501 thousand in 2017 and $2.7 million in 2016. Net periodic pension expense during 2016 included $1.0 million in supplemental executive retirement plan (“SERP”) settlement costs related to the retirement of a former executive officer. Net periodic pension expense decreased during the comparable years in part due to a change in the method we use to estimate the interest cost component of net periodic benefit cost for our defined benefit pension and other post-retirement benefit plans. Future expense/benefits related to these plans is dependent upon a variety of factors, including the actual return on plan assets. For additional information related to our employee benefit plans, see Note 11 - Employee Benefit Plans in the accompanying notes to consolidated financial statements elsewhere in this report.
Net Occupancy. Net occupancy expense for 2018 increased $817 thousand, or 1.1%, compared to 2017. The increase was primarily related to increases in repairs and maintenance/service contracts expense (up $891 thousand), lease expense (up $517 thousand) and depreciation on leasehold improvements (up $391 thousand) partly offset by a decrease in property taxes (down $722 thousand).
Net occupancy expense for 2017 increased $4.3 million, or 6.1%, compared to 2016. The increase during 2017 was primarily related to increases in lease expense (up $3.2 million), repairs and maintenance/service contracts expense (up $1.3 million), depreciation on leasehold improvements (up $658 thousand) and utilities expense (up $375 thousand) partly offset by a decrease in building depreciation (down $1.3 million). The increase in lease expense and the decrease in building depreciation during the reported periods were primarily related to the sale and lease back of our headquarters building in December 2016. See Note 4 - Premises and Equipment in the accompanying notes to consolidated financial statements elsewhere in this report.
Technology, Furniture and Equipment. Technology, furniture and equipment expense for 2018 increased $8.8 million, or 11.8%, compared to 2017. The increase was primarily related to increases in software maintenance (up $5.6 million), due to new and renewed software applications and an increase in volume-based service payments; software amortization (up $1.7 million); service contracts expense (up $989 thousand); and depreciation on furniture and equipment (up $589 thousand).
Technology, furniture and equipment expense for 2017 increased $3.1 million, or 4.4%, compared to 2016. The increase was primarily related to increases in software maintenance (up $3.9 million), due to new and renewed software applications and an increase in volume-based service payments, and depreciation on furniture and equipment (up $988 thousand) partly offset by a decrease in equipment rental expense (down $1.6 million), and a decrease in service contracts (down $436 thousand), among other things.
Deposit Insurance. Deposit insurance expense totaled $16.4 million in 2018 compared to $20.1 million in 2017 and $17.4 million in 2016. The decrease in deposit insurance expense during 2018 compared to 2017 was primarily related to a decrease in our base assessment rate and the termination of the quarterly Deposit Insurance Fund surcharge in the fourth quarter of 2018, as further discussed below. The increase during 2017 compared to 2016 was primarily related to an increase in the assessment rate and an increase in assets. The increase in the assessment rate was partly related to the quarterly Deposit Insurance Fund surcharge that became applicable during the third quarter of 2016, as further discussed below.
In August 2016, the Federal Deposit Insurance Corporation (“FDIC”) announced that the Deposit Insurance Fund reserve ratio had surpassed 1.15% as of June 30, 2016. As a result, beginning in the third quarter of 2016, the range of initial assessment rates for all institutions was adjusted downward and institutions with $10 billion or more in assets were assessed a quarterly surcharge. The quarterly surcharge was terminated in the fourth quarter of 2018 as the Deposit Insurance Fund reserve ratio as of September 30, 2018 exceeded the statutory minimum of 1.35% required by the Dodd-Frank Act.
Intangible Amortization. Intangible amortization is primarily related to core deposit intangibles and, to a lesser extent, intangibles related to customer relationships and non-compete agreements. Intangible amortization totaled $1.4 million in 2018 compared to $1.7 million in 2017 and $2.4 million in 2016. The decrease during the comparable periods primarily related to the completion of amortization of certain previously recognized intangible assets as well as a reduction in the annual amortization rate of certain previously recognized intangible assets as we use an accelerated amortization approach which results in higher amortization rates during the earlier years of the useful lives of intangible assets. See Note 5 - Goodwill and Other Intangible Assets in the accompanying notes to consolidated financial statements elsewhere in this report.
Other Non-Interest Expense. Other non-interest expense for 2018 decreased $1.8 million, or 1.0%, compared to 2017. As discussed above in the section captioned “Interchange and Debit Card Transaction Fees,” in connection with the adoption of ASU 2014-09 in 2018, network costs associated with debit card and ATM transactions are now reported netted against the related fees from such transactions and included in Interchange and Debit Card Transaction Fees in the accompanying Consolidated Statement of Income for 2018. Previously, such network costs were reported as a component of other non-interest expense. Network costs associated with debit card and ATM transactions totaled $11.9 million during 2018 compared to $11.9 million and $12.9 million during 2017 and 2016, respectively. Excluding network costs from 2017, other non-interest expense effectively increased $10.2 million, or 6.2%, during 2018. This increase included increases in professional services expense (up $8.0 million), donations expense related to a contributions to our charitable foundation (up $4.2 million), advertising/promotions expense (up $3.2 million), losses on the sale/write-down of foreclosed and other assets (up $2.0 million), platform/management fees related to Frost Investment Advisors and Frost Investment Services (up $1.5 million) and outside computer services expense (up $1.3 million), among other things. These items were partly offset by decreases in sundry and other miscellaneous expense (down $3.5 million); fraud losses, primarily related to check cards, (down $2.6 million); and data communications expense (down $1.1 million), among other things.
The increase in professional services expense during 2018 was partly related to a data security incident during the first quarter of 2018 which resulted in unauthorized access to a third-party lockbox software program used by certain of our commercial lockbox customers to store digital images. We have stopped the identified unauthorized access and are working with a leading cybersecurity firm. We have reported the incident to, and are cooperating with, law-enforcement authorities and our investigation is ongoing. We have contacted each of the affected commercial customers and are working with them to support them in taking appropriate actions. The identified incident did not impact other Frost systems. Out-of-pocket costs incurred related to this incident totaled $2.1 million during 2018.
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
Results of Segment Operations
Our operations are managed along two primary operating segments: Banking and Frost Wealth Advisors. A description of each business and the methodologies used to measure financial performance is described in Note 18 - Operating Segments in the accompanying notes to consolidated financial statements elsewhere in this report. Net income (loss) by operating segment is presented below:

	2018	2017	2016
Banking	$445,531	$347,034	$289,665
Frost Wealth Advisors	22,090	24,395	19,093
Non-Banks	(12,703)	(7,280)	(4,497)
Consolidated net income	$454,918	$364,149	$304,261
Banking
Net income for 2018 increased $98.5 million, or 28.4%, compared to 2017. The increase was primarily the result of a $107.2 million increase in net interest income, a $13.8 million decrease in the provision for loan losses and a $6.0 million increase in non-interest income partly offset by a $13.4 million increase in non-interest expense and a $15.1 million increase in income tax expense. Net income for 2017 increased $57.4 million, or 19.8%, compared to 2016. The increase was primarily the result of an $87.0 million increase in net interest income and a $16.2 million decrease in the provision for loan losses partly offset by a $22.0 million decrease in non-interest income, a $19.7 million increase in non-interest expense and a $4.2 million increase in income tax expense.
Net interest income for 2018 increased $107.2 million, or 12.5%, compared to 2017 while net interest income for 2017 increased $87.0 million, or 11.3%, compared to 2016. The increase in net interest income during 2018 was primarily related to increases in the average yields on loans, interest-bearing deposits and taxable securities combined with increases in the average volumes of loans, tax-exempt securities and federal funds sold and resell agreements. The impact of these items were partly offset by increases in the average rates paid on interest-bearing deposits and other borrowed funds, decreases in the average volume of taxable securities and interest bearing deposits and decreases in the average yield on tax-exempt securities. Net interest income for 2017 included 365 days compared to 366 days for the same period in 2016 as a result of the leap year. The additional day added approximately $1.5 million to taxable-equivalent net interest income during 2016. Despite the effect of this additional day during 2016, net interest income increased during 2017 compared to 2016 due to the impact of increases in the average volume of loans, tax-exempt securities and interest-bearing deposits as well as increases in the average yields on loans and interest-bearing deposits partly offset by the impact of decreases in the average yields on tax-exempt and taxable securities, a decrease in the average volume of taxable securities and the impact of an increase in the average rate paid on interest-bearing liabilities. See the analysis of net interest income included in the section captioned “Net Interest Income” elsewhere in this discussion.

The provision for loan losses for 2018 totaled $21.6 million compared to $35.5 million in 2017 and $51.7 million in 2016. See the analysis of the provision for loan losses included in the section captioned “Allowance for Loan Losses” elsewhere in this discussion.
Non-interest income for 2018 increased $6.0 million, or 2.9%, compared to 2017. The increase was primarily due to increases in other non-interest income, insurance commissions and fees and service charges on deposit accounts combined with a decrease in the net loss on securities transactions partly offset by decreases in interchange and debit card transaction fees and other charges, commissions and fees. The increase in other non-interest income was primarily related to increases in sundry and other miscellaneous income, gains on the sale of foreclosed and other assets, income from customer derivative and trading activities and income from customer foreign currency transactions, among other things, partly offset by a decrease in public finance underwriting fees, among other things. The increase in sundry and other miscellaneous income during 2018 compared to 2017 was primarily related to recoveries of prior write-offs and distributions received on private equity investments, among other things. Gains on the sale of foreclosed and other assets included $4.2 million related to gains on the sale of various branch and operational facilities during 2018 and $2.0 million related to the sale of a motor-bank location in 2017. The fluctuations in income from customer derivative and trading activities, public finance underwriting fees and income from customer foreign currency transactions during 2018 were primarily related to changes in business volumes. The increase in insurance commissions and fees was primarily related to an increase in commission income related to property and casualty policies and benefit plan commissions due to increased business volumes and an increase in contingent income related to growth within the portfolio and improvement in the loss performance of insurance policies previously placed. The increase in service charges on deposit accounts was primarily related to increases in overdraft/insufficient funds charges on consumer and commercial accounts and consumer service charges partly offset by a decrease in commercial service charges. Non-interest income during 2018 and 2017 included net losses on securities transactions of $156 thousand and $4.9 million respectively. See the analysis of these net losses included in the section captioned “Net Gain/Loss on Securities Transactions” elsewhere in this discussion. In connection with the adoption of a new accounting standard in 2018, network costs associated with debit card and ATM transactions are now reported netted against the related fees from such transactions. Previously, such network costs were reported as a component of other non-interest expense. If such network costs had been netted against interchange and debit card transaction fees in 2017, interchange and debit card transaction fees would have reflected an increase in 2018 as a result of increased transaction volumes. The decreases in other charges, commissions and fees were primarily related to decreases in loan processing fees and income from capital markets advisory services partly offset by an increase in funds transfer service charges. See the analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” elsewhere in this discussion.
Non-interest income for 2017 decreased $22.0 million, or 9.6%, compared to 2016. Non-interest income during 2017 included a net loss on securities transactions of $4.9 million while non-interest income during 2016 included a net gain on securities transactions of $14.9 million. See the analysis of these net gains and losses included in the section captioned “Net Gain/Loss on Securities Transactions” elsewhere in this discussion. Excluding the impact of the net gains or losses on securities transactions, total non-interest income for 2017 effectively decreased $2.1 million, or 1.0%, compared to 2016 primarily due to decreases in other non-interest income, other charges, commissions and fees and insurance commissions and fees partly offset by increases in service charges on deposit accounts and interchange and debit card transactions fees. The decrease in other non-interest income was primarily related to decreases in gains on the sale of foreclosed and other assets, lease rental income and earnings on the cash surrender value of life insurance policies, among other things, partly offset by increases in sundry and other miscellaneous income, income from customer derivative and trading activities and income from customer foreign currency transactions, among other things. During 2016, gains on the sale of foreclosed and other assets included a $10.3 million net gain on the sale of our headquarters building and other adjacent properties in connection with a comprehensive development agreement, among other things, while during 2017, gains on the sale of foreclosed and other assets included $2.9 million related to amortization of the deferred portion of the gain on the sale of our headquarters building which we sold in 2016 and $2.0 million related to the sale of a motor-bank location. See Note 4 -Premises and Equipment in the accompanying notes to consolidated financial statements elsewhere in this report. The decrease in other charges, commissions and fees was primarily due to a decrease in human resources consulting fee income and income from corporate finance and capital market advisory services, among other things, partly offset by increases in wire transfer fees, among other things. The decrease in insurance commissions and fees was related to a decrease in contingent income partly offset by an increase in commission income. The decrease in contingent income was primarily related to a lack of growth within the portfolio and a deterioration in the loss performance of insurance policies previously placed. The increase in commission income was primarily related to an increase in benefit plan commissions due to increased business volumes partly offset by a decrease in commissions on property and casualty policies. The increase in service charges on deposit accounts was primarily due to an increase in overdraft/insufficient funds charges on consumer and commercial accounts and consumer service charges partly offset by a decrease in commercial service charges. The increase in interchange and debit card transactions fees was primarily due to increases in income from debit card transactions and ATM service fees. See the analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” elsewhere in this discussion.
Non-interest expense for 2018 increased $13.4 million, or 2.1%, compared to 2017. The increase was primarily related to increases in salaries and wages, technology, furniture and equipment expense and employee benefits partly offset by decreases in other non-interest expense and deposit insurance expense. The increase in salaries and wages for 2018 compared to 2017 was primarily due to an increase in the number of employees and normal annual merit and market increases, as well as increases in incentive compensation and stock based compensation. The increase in technology, furniture and equipment expense for 2018 compared to 2017 was primarily related to increases in software maintenance, software amortization, service contracts expense and depreciation on furniture and equipment. The increase in employee benefits was primarily due to increases in medical benefits expense, payroll taxes and expenses related to our 401(k) and profit sharing plans partly offset by decreases in expenses related to our defined benefit retirement plans. As discussed above, network costs associated with debit card and ATM transactions are now reported netted against the related fees from such transactions, rather than as a component of other non-interest expense as was previously the case. Excluding network costs from 2017, other non-interest expense for 2018 effectively increased $7.1 million. This effective increase included increases in professional services expense, donations expense related to a contributions to our charitable foundation, advertising/promotions expense, losses on the sale/write-down of foreclosed and other assets and outside computer services expense, among other things. These items were partly offset by decreases in sundry and other miscellaneous expense; fraud losses, primarily related to check cards; and data communications expense; among other things. The decrease in deposit insurance expense during 2018 compared to 2017 was mostly related to a decrease in our base assessment rate and the termination of the quarterly Deposit Insurance Fund surcharge in the fourth quarter of 2018. See the analysis of these categories of non-interest expense included in the section captioned “Non-Interest Expense” elsewhere in this discussion.
Non-interest expense for 2017 increased $19.7 million, or 3.2%, compared to 2016. The increase was primarily related to increases in salaries and wages; technology, furniture and equipment expense; deposit insurance expense; and employee benefits partly offset by a decrease in net occupancy expense, other non-interest expense and intangible amortization. The increase in salaries were primarily due to an increase in the number of employees and normal annual merit and market increases, as well as increases in incentive compensation, due to improved operating performance, and stock-based compensation. The increase in technology, furniture and equipment expense was primarily related to increases in software maintenance and depreciation on furniture and equipment partly offset by decreases in equipment rental expense and service contracts expense, among other things. The increase in deposit insurance expense was related to an increase in the assessment rate due to a new quarterly surcharge which began in the third quarter of 2016 and an increase in assets. The increase in employee benefits was primarily due to increases in expenses related to our 401(k) and profit sharing plans, medical benefits expense and payroll taxes, among other things, partly offset by a decrease in expenses related to our defined benefit retirement plans. The decrease in net occupancy expense was partly related to a change in the way we allocate occupancy expenses among our operating segments. The decrease in other non-interest expense was primarily related to decreases in donations expense, sundry and other miscellaneous expense and check card expense, among other things. These items were partly offset by increases in advertising/promotions expense, guard services expense, professional services expense, outside computer services expense and fraud losses, among other things. The decrease in intangible amortization expense was primarily related to the completion of amortization of certain previously recognized intangible assets as well as a reduction in the annual amortization rate of certain previously recognized intangible assets as we use an accelerated amortization approach which results in higher amortization rates during the earlier years of the useful lives of intangible assets. See the analysis of these categories of non-interest expense included in the section captioned “Non-Interest Expense” elsewhere in this discussion.
Income tax expense for 2018 increased $15.1 million, or 39.9%, compared to 2017 while income tax expense for 2017 increased $4.2 million, or 12.3%, compared to 2016. See the section captioned “Income Taxes” elsewhere in this discussion.
Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $49.6 million during 2018 compared to $46.8 million during 2017 and $47.8 million in 2016. The increase during 2018 compared to 2017 was primarily related to increases in commissions on property and casualty policies and benefit plan commissions due to increased business volumes and an increase in contingent income primarily related to growth within the portfolio and improvement in the loss performance of insurance policies previously placed. The decrease during

2017 compared to 2016 was primarily related to a decrease in contingent income partly offset by an increase in benefit plan commissions. See the analysis of insurance commissions and fees included in the section captioned “Non-Interest Income” elsewhere in this discussion.
Frost Wealth Advisors
Net income for 2018 decreased $2.3 million, or 9.4%, compared to 2017. The decrease was primarily due a $13.6 million decrease in net interest income and a $5.2 million increase in non-interest expense partly offset by a $9.2 million increase in non-interest income and a $7.3 million decrease in income tax expense. Net income for 2017 increased $5.3 million, or 27.8%, compared to 2016. The increase was primarily due to an $8.7 million increase in non-interest income and a $6.3 million increase in net interest income partly offset by a $6.9 million increase in non-interest expense and a $2.9 million increase in income tax expense.
Net interest income for 2018 decreased $13.6 million, or 76.9%, compared to 2017. Beginning in 2018, certain repurchase agreements that were previously allocated to the Frost Wealth Advisors segment are now allocated to the Banking segment which resulted in the decreases in net interest income. Net interest income for 2017 increased $6.3 million, or 55.7%, compared to 2016. The increase was primarily due to an increase in the funds transfer price received for funds provided related to Frost Wealth Advisors' repurchase agreements and an increase in the average volume of funds provided.
Non-interest income for 2018 increased $9.2 million, or 7.2%, compared to 2017. The increase was primarily due to an increase in trust and investment management fees. Trust and investment management fee income is the most significant income component for Frost Wealth Advisors. Investment fees are the most significant component of trust and investment management fees, making up approximately 83%, 84% and 82% of total trust and investment management fees for 2018, 2017 and 2016, respectively. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. The increase in trust and investment management fees during 2018 compared to 2017 was primarily the result of an increase in trust investment fees and an increase in oil and gas fees. The increase in trust investment fees during 2018 was due to higher average equity valuations. The increase in oil and gas fees during 2018 was related to higher average energy prices and new business, partly driven by enhancements to our service offering. See the analysis of trust and investment management fees included in the section captioned “Non-Interest Income” elsewhere in this discussion.
Non-interest income for 2017 increased $8.7 million, or 7.3%, compared to 2016. The increase was primarily related to increases in trust and investment management fees and other charges, commissions and fees. The increase in trust and investment management fees during 2017 compared to 2016 was primarily the result of an increase in trust investment fees. The increase in trust investment fees was due to higher average equity valuations on managed accounts. Trust and investment management fees during 2017 also included an increase in real estate fees and a decrease in estate fees compared to 2016. See the analysis of trust and investment management fees included in the section captioned “Non-Interest Income” elsewhere in this discussion.
Non-interest expense for 2018 increased $5.2 million, or 4.8%, compared to 2017. The increase was primarily related to increases in other non-interest expense, salaries and wages and technology, furniture and equipment expense. The increase in other non-interest expense was primarily related to increases in platform/management fees, outside computer services expense and sundry and other miscellaneous expense, among other things. The increase in salaries and wages was primarily due to an increase in the number of employees and normal annual merit and market increases, as well as an increase in incentive compensation. The increase in technology, furniture and equipment expense was primarily related to increases in software maintenance, service contracts expense and software amortization.
Non-interest expense for 2017 increased $6.9 million, or 6.7%, compared to 2016. The increase was primarily related to increases in net occupancy expense, salaries and wages and employee benefits partly offset by a decrease in other non-interest expense. The increase in net occupancy expense and decrease in other non-interest expense were related to a change in the way we allocate occupancy expenses among our operating segments. Beginning in 2017, operating segments receive a direct charge for occupancy expense based upon cost centers within the segment. Such amounts are now reported as occupancy expense. Previously, these costs were included within the allocated overhead and reported as a component of other non-interest expense. The increase in salaries and wages was primarily related to an increase in the number of employees and normal annual merit and market increases. The increase in employee benefits expense was primarily related to increases in expenses related to our defined benefit retirement plans, payroll taxes and medical benefits expense.

Non-Banks
The Non-Banks operating segment had a net loss of $12.7 million for 2018 compared to a net loss of $7.3 million in 2017. The increase in the net loss for 2018 was primarily due to an increase in net interest expense due to increases in the interest rates paid on our long-term borrowings, a decrease in the net income tax benefit due to a decrease in the U.S. federal statutory income tax rate and an increase in salaries and wages.
The Non-Banks operating segment had a net loss of $7.3 million for 2017 compared to a net loss of $4.5 million in 2016. The increase in the net loss was primarily due to a $3.2 million increase in net interest expense partly offset by a $436 thousand decrease in non-interest expense. The increase in net interest expense was primarily due to increases in the interest rates paid on our long-term borrowings. The decrease in non-interest expense was primarily related to decreases in employee benefits expense and salaries and wages.
Income Taxes
We recognized income tax expense of $53.8 million, for an effective tax rate of 10.6%, in 2018 compared to $44.2 million, for an effective tax rate of 10.8%, in 2017 and $37.2 million, for an effective rate of 10.9%, in 2016. The effective income tax rates differed from the U.S. statutory federal income tax rate of 21% during 2018 and 35% during 2017 and 2016 primarily due to the effect of tax-exempt income from loans, securities and life insurance policies and discrete items including the income tax effects associated with stock-based compensation, changes in enacted tax rates and corrections.
Income tax expense and the effective tax rate during 2018 were impacted by the decrease in the U.S. statutory federal income tax rate under the Tax Cuts and Jobs Act enacted on December 22, 2017. The effect of this decrease was offset by increases in total income during 2018 with a higher proportion of taxable income relative to tax-exempt income and the impact of certain expenses related to meals and entertainment, executive compensation and deposit insurance, among other things, that are no longer deductible as a result of the Tax Cuts and Jobs Act. See Note 13 - Income Taxes in the accompanying notes to consolidated financial statements elsewhere in this report for additional information about the Tax Cut and Jobs Act.
The effective tax rate for 2017 was also impacted by the decrease in U.S. statutory federal income tax rate under the Tax Cuts and Jobs Act as, under ASC 740, Income Taxes, the effect of income tax law changes on deferred taxes are recognized as a component of income tax expense related to continuing operations in the period in which the law is enacted. This requirement applies not only to items initially recognized in continuing operations, but also to items initially recognized in other comprehensive income. As a result of the reduction in the U.S. federal statutory income tax rate, during 2017, we recognized a provisional net income tax benefit totaling $4.0 million, which included $5.5 million expense related to items recognized in continuing operations and $9.5 million benefit related to items recognized in other comprehensive income. In accordance with a new accounting standard adopted as of January 1, 2018, we reclassified the $9.5 million income tax benefit from accumulated other comprehensive income to retained earnings. See Note 1 - Summary of Significant Accounting Policies. During fourth quarter of 2018, we finalized the accounting for the tax effects of the Tax Cuts and Jobs Act, and recognized an additional tax benefit totaling $231 thousand as a component of continuing operations.
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

Sources and Uses of Funds
The following table illustrates, during the years presented, the mix of our funding sources and the assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $31.0 billion in 2018 compared to $30.5 billion in 2017 and $28.8 billion in 2016.

	2018	2017	2016
Sources of Funds:
Deposits:
Non-interest-bearing	34.7%	35.5%	34.8%
Interest-bearing	50.1	49.6	50.2
Federal funds purchased and repurchase agreements	3.4	3.2	2.7
Long-term debt and other borrowings	0.8	0.8	0.8
Other non-interest-bearing liabilities	0.5	0.5	0.9
Equity capital	10.5	10.4	10.6
Total	100.0%	100.0%	100.0%
Uses of Funds:
Loans	43.9%	40.9%	40.1%
Securities	38.9	40.2	41.8
Federal funds sold, resell agreements and interest-bearing deposits	10.3	12.0	10.8
Other non-interest-earning assets	6.9	6.9	7.3
Total	100.0%	100.0%	100.0%
Deposits continue to be our primary source of funding. Average deposits increased $384.1 million, or 1.5%, in 2018 compared to 2017 and increased $1.4 billion, or 5.7% in 2017 compared to 2016. Non-interest-bearing deposits remain a significant source of funding, which has been a key factor in maintaining our relatively low cost of funds. Average non-interest-bearing deposits totaled 40.9% of total average deposits in 2018 compared to 41.8% in 2017, and 40.9% in 2016. Federal prohibitions on the payment of interest on demand deposits were repealed in 2011. Nonetheless, we have not experienced any significant additional costs as a result. However, as market interest rates have increased, we have increased the interest rates we pay on most of our interest-bearing deposit products. This may lead to a decrease in the relative proportion of non-interest-bearing deposits to total deposits.
We primarily invest funds in loans and securities. Average loans increased $1.2 billion, or 9.3%, in 2018 compared to 2017 and increased $905.3 million, or 7.8% in 2017 compared to 2016. Average securities decreased $180.7 million, or 1.5%, in 2018 compared to 2017 and increased $188.5 million, or 1.6%, in 2017 compared to 2016. Average federal funds sold and resell agreements and interest-bearing deposits decreased $436.7 million, or 12.0%, in 2018 compared to 2017 and increased $548.3 million, or 17.7%, in 2017 compared to 2016.

Loans
Year-end loans, including leases net of unearned discounts, consisted of the following:

	2018	Percentage of Total	2017	2016	2015	2014
Commercial and industrial	$5,111,957	36.3%	$4,792,388	$4,344,000	$4,120,522	$4,055,225
Energy:
Production	1,309,314	9.3	1,182,326	971,767	1,249,678	1,160,404
Service	168,775	1.2	171,795	221,213	272,934	319,618
Other	124,509	0.9	144,972	193,081	235,583	293,923
Total energy	1,602,598	11.4	1,499,093	1,386,061	1,758,195	1,773,945
Commercial real estate:
Commercial mortgages	4,121,966	29.2	3,887,742	3,481,157	3,285,041	2,999,082
Construction	1,267,717	9.0	1,066,696	1,043,261	720,695	624,888
Land	306,755	2.2	331,986	311,030	286,991	291,907
Total commercial real estate	5,696,438	40.4	5,286,424	4,835,448	4,292,727	3,915,877
Consumer real estate:
Home equity loans	353,924	2.5	355,342	345,130	340,528	342,725
Home equity lines of credit	337,168	2.4	291,950	264,862	233,525	220,128
Other	427,898	3.0	376,002	326,793	306,696	286,198
Total consumer real estate	1,118,990	7.9	1,023,294	936,785	880,749	849,051
Total real estate	6,815,428	48.3	6,309,718	5,772,233	5,173,476	4,764,928
Consumer and other	569,750	4.0	544,466	473,098	434,338	393,437
Total loans	$14,099,733	100.0%	$13,145,665	$11,975,392	$11,486,531	$10,987,535
Overview. Year-end total loans increased $954.1 million, or 7.3%, during 2018 compared to 2017, increased $1.2 billion, or 9.8% during 2017 compared to 2016, increased $488.9 million, or 4.3% during 2016 compared to 2015 and increased $499.0 million, or 4.5% during 2015 compared to 2014.
The majority of our loan portfolio is comprised of commercial and industrial loans, energy loans and real estate loans. Commercial and industrial loans made up 36.3% and 36.4% of total loans at December 31, 2018 and 2017 while energy loans made up 11.4% of total loans at both December 31, 2018 and 2017 and real estate loans made up 48.3% and 48.0% of total loans at December 31, 2018 and 2017. Energy loans include commercial and industrial loans, leases and real estate loans to borrowers in the energy industry. Real estate loans include both commercial and consumer balances.
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

Our energy loan portfolio includes loans for production, energy services and other energy loans, which includes private clients, transportation and equipment providers, manufacturers, refiners and traders. The origination process for energy loans is similar to that of commercial and industrial loans. Because, however, of the average loan size, the significance of the portfolio and the specialized nature of the energy industry, our energy lending requires a highly prescriptive underwriting policy. Production loans are secured by proven, developed and producing reserves. Loan proceeds are used for the development and drilling of additional wells, the acquisition of additional production, and/or the acquisition of additional properties to be developed and drilled. Our customers in this sector are generally large, independent, private owner-producers or large corporate producers. These borrowers typically have large capital requirements for drilling and acquisitions, and as such, loans in this portfolio are generally greater than $10 million. Production loans are collateralized by the oil and gas interests of the borrower. Collateral values are determined by the risk-adjusted and limited discounted future net revenue of the reserves. Our valuations take into consideration geographic and reservoir differentials as well as cost structures associated with each borrower. Collateral is calculated at least semi-annually using third party engineer-prepared reserve studies. These reserve studies are conducted using a discount factor and base case assumptions for the current and future value of oil and gas. To qualify as collateral, typically reserves must be proven, developed and producing. For our strongest borrowers, collateral may include up to 20% proven, non-producing reserves. Loan commitments are limited to 65% of estimated reserve value. Cash flows must be sufficient to amortize the loan commitment within 120% of the half-life of the underlying reserves. Loan commitments generally must also be 100% covered by the risk-adjusted and limited discounted future net revenue of the reserves when stressed at 75% of our base case price assumptions. In addition, the ratio of the borrower's debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") should generally not exceed 350%.
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
Although no balances were outstanding at December 31, 2018, in prior years, we have had a small portfolio of loans to refiners where our credit involvement with these customers was through purchases of shared national credit syndications. These borrowers refine crude oil into gasoline, diesel, jet fuel, asphalt and other petrochemicals and are not dependent on drilling or development. All of the borrowers in this portfolio are very large public companies that are important employers in several of our major markets. These borrowers, for the most part, have been long-term customers and we have a strong relationship with these companies and their executive management. There is no new customer origination process for this segment and any outstanding balances are expected to only reflect the needs of these existing relationships.
We also have a small portfolio of loans to energy trading companies that serve as intermediaries that buy and sell oil, gas, other petrochemicals, and ethanol. These companies are not dependent on drilling or development. As a general policy, we do not lend to energy traders; however, we have made an exception to this policy for certain customers based upon their underlying business models which minimize risk as commodities are bought only to fill existing orders (back-to-back trading). As such, the commodity price risk and sale risk are eliminated. There is no new customer origination process for this segment and any outstanding balances are expected to only reflect the needs of these existing relationships.
Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing our commercial real estate portfolio are diverse in terms of type and geographic location within Texas. This diversity helps reduce our exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, we avoid financing single-purpose projects unless other underwriting factors are present to help mitigate risk. We also utilize third-party experts to provide insight and guidance about economic conditions and trends affecting market areas we serve. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2018, approximately 49.6% of the outstanding principal balance of our commercial real estate loans were secured by owner-occupied properties.
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
We originate consumer loans utilizing a computer-based credit scoring analysis to supplement the underwriting process. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed, jointly by line and staff personnel. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Additionally, trend and outlook reports are reviewed by management on a regular basis. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include, but are not limited to, loan-to-value limitations, collection remedies, the number of such loans a borrower can have at one time and documentation requirements.
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
Commercial and Industrial. Commercial and industrial loans increased $319.6 million, or 6.7%, during 2018 compared to 2017 and increased $448.4 million, or 10.3%, in 2017 compared to 2016. Our commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with our loan policy guidelines. The commercial and industrial loan portfolio also includes the commercial lease and purchased shared national credits.
Energy. Energy loans include loans to entities and individuals that are engaged in various energy-related activities including (i) the development and production of oil or natural gas, (ii) providing oil and gas field servicing, (iii) providing energy-related transportation services (iv) providing equipment to support oil and gas drilling (v) refining petrochemicals, or (vi) trading oil, gas and related commodities. Energy loans increased $103.5 million, or 6.9%, during 2018 compared to 2017 and decreased $113.0 million, or 8.2%, in 2017 compared to 2016. The average loan size, the significance of the portfolio and the specialized nature of the energy industry requires a highly prescriptive underwriting policy. Exceptions to this policy are rarely granted. Due to the large borrowing requirements of this customer base, the energy loan portfolio includes participations and purchased shared national credits.
Industry Concentrations. As of December 31, 2018 and 2017, other than energy loans, there were no concentrations of loans within any single industry in excess of 10% of total loans, as segregated by Standard Industrial Classification code (“SIC code”). The SIC code system is a federally designed standard industrial numbering system used by us to categorize loans by the borrower’s type of business. The following table summarizes the industry concentrations of our loan portfolio, as segregated by SIC code. Industry concentrations, stated as a percentage of year-end total loans as of December 31, 2018 and 2017, are presented below:

	2018	2017
Industry concentrations:
Energy	11.4%	11.4%
Public finance	5.4	6.1
Medical services	4.0	3.6
General and specific trade contractors	3.4	3.6
Building materials and contractors	3.2	3.2
Manufacturing, other	2.9	3.1
Automobile dealers	2.9	3.0
Religion	2.5	2.6
Financial services, consumer credit	2.3	2.2
Services	2.1	2.5
Investor	2.1	1.7
All other	57.8	57.0
Total loans	100.0%	100.0%
Large Credit Relationships. The market areas served by us include three of the top ten most populated cities in the United States. These market areas are also home to a significant number of Fortune 500 companies. As a result, we originate and maintain large credit relationships with numerous commercial customers in the ordinary course of business. We consider large credit relationships to be those with commitments equal to or in excess of $10.0 million, excluding treasury management lines exposure, prior to any portion being sold. Large relationships also include loan participations purchased if the credit relationship with the agent is equal to or in excess of $10.0 million. In addition to our normal policies and procedures related to the origination of large credits, one of our Regional Credit Committees must approve all new credit facilities which are part of large credit relationships and renewals of such credit facilities with exposures between $20.0 million and $30.0 million. Our Central Credit Committee must approve all new credit facilities which are part of large credit relationships and renewals of such credit facilities with exposures that exceed $30.0 million. The Regional and Central Credit Committees meet regularly to review large credit relationship activity and discuss the current pipeline, among other things.
The following table provides additional information on our large credit relationships outstanding at year-end.

	2018			2017
	Number of Relationships	Period-End Balances		Number of Relationships	Period-End Balances
		Committed	Outstanding		Committed	Outstanding
Committed amount:
$20.0 million and greater	247	$10,815,882	$6,236,133	224	$9,765,770	$5,446,315
$10.0 million to $19.9 million	165	2,296,908	1,395,082	162	2,250,279	1,319,667
Average amount:
$20.0 million and greater		43,789	25,248		43,597	24,314
$10.0 million to $19.9 million		13,921	8,455		13,891	8,146
Purchased Shared National Credits (“SNCs”). Purchased SNCs are participations purchased from upstream financial organizations and tend to be larger in size than our originated portfolio. Our purchased SNC portfolio totaled $757.5 million at December 31, 2018 decreasing $77.4 million, or 9.3%, from $835.0 million at December 31, 2017. At December 31, 2018, 56.9% of outstanding purchased SNCs were related to the energy industry, 14.4% of outstanding purchased SNCs were related to the construction industry and 11.1% of outstanding purchased SNCs were related to the financial services industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the energy and commercial and industrial portfolios, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of our customers. As a matter of policy, we generally only participate in SNCs for companies headquartered in or which have significant operations within our market areas. In addition, we must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.
The following table provides additional information about certain credits within our purchased SNCs portfolio as of year-end.

	2018			2017
	Number of Relationships	Period-End Balances		Number of Relationships	Period-End Balances
		Committed	Outstanding		Committed	Outstanding
Committed amount:
$20.0 million and greater	38	$1,431,117	$605,402	41	$1,502,958	$585,509
$10.0 million to $19.9 million	18	268,974	149,233	27	389,243	222,661
Average amount:
$20.0 million and greater		37,661	15,932		36,658	14,281
$10.0 million to $19.9 million		14,943	8,291		14,416	8,247
Real Estate Loans. Real estate loans increased $505.7 million, or 8.0%, during 2018 compared to 2017 and increased $537.5 million, or 9.3%, in 2017 compared to 2016. Real estate loans include both commercial and consumer balances. Commercial real estate loans totaled $5.7 billion, or 83.6% of total real estate loans, at December 31, 2018 and $5.3 billion, or 83.8% of total real estate loans, at December 31, 2017. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. Our primary focus for the commercial real estate portfolio has been growth in loans secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan.
The following tables summarize our commercial real estate loan portfolio, including commercial real estate loans reported as a component of our energy loan portfolio segment, as segregated by (i) the type of property securing the credit and (ii) the geographic region in which the loans were originated. Property type concentrations are stated as a percentage of year-end total commercial real estate loans as of December 31, 2018 and 2017:

	2018	2017
Property type:
Office building	20.9%	19.8%
Office/warehouse	16.1	16.6
Multifamily	9.2	6.7
Retail	8.4	8.2
Non-farm/non-residential	5.8	6.5
Dealerships	4.9	4.3
Medical Offices and Services	4.7	4.7
Religious	4.0	4.8
Strip Centers	3.4	5.1
1-4 Family	3.2	5.4
All other	19.4	17.9
Total commercial real estate loans	100.0%	100.0%

	2018	2017
Geographic region:
San Antonio	26.2%	26.6%
Houston	23.8	22.3
Fort Worth	16.1	17.3
Dallas	15.4	14.0
Austin	9.1	10.1
Rio Grande Valley	4.8	4.7
Permian Basin	2.7	3.0
Corpus Christi	1.9	2.0
Total commercial real estate loans	100.0%	100.0%
Consumer Loans. The consumer loan portfolio at December 31, 2018 increased $121.0 million, or 7.7%, from December 31, 2017. As the following table illustrates, the consumer loan portfolio has two distinct segments, including consumer real estate and consumer and other.

	2018	2017
Consumer real estate:
Home equity loans	$353,924	$355,342
Home equity lines of credit	337,168	291,950
Other	427,898	376,002
Total consumer real estate	1,118,990	1,023,294
Consumer and other	569,750	544,466
Total consumer loans	$1,688,740	$1,567,760
Consumer real estate loans at December 31, 2018 increased $95.7 million, or 9.4%, from December 31, 2017. Combined, home equity loans and lines of credit made up 61.8% and 63.3% of the consumer real estate loan total at December 31, 2018 and 2017, respectively. We offer home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans. In general, we do not originate 1-4 family mortgage loans; however, from time to time, we may invest in such loans to meet the needs of our customers. Under the Tax Cuts and Jobs Act enacted on December 22, 2017, interest on home equity loans and lines of credit is no longer deductible. This change could adversely impact the level of originations and outstanding volumes of home equity loans and lines of credit in the future. The consumer and other loan portfolio at December 31, 2018 increased $25.3 million, or 4.6%, from December 31, 2017. This portfolio primarily consists of automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents, and other similar types of credit facilities.
Foreign Loans. We make U.S. dollar-denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at December 31, 2018 or 2017.

Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table presents the maturity distribution of our commercial and industrial loans, energy loans and commercial real estate loans at December 31, 2018. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate or LIBOR.

	Due in One Year or Less	After One, but Within Five Years	After Five Years	Total
Commercial and industrial	$2,080,043	$2,255,716	$776,198	$5,111,957
Energy	1,047,276	518,541	36,781	1,602,598
Commercial real estate:
Buildings, land and other	534,690	1,946,963	1,947,068	4,428,721
Construction	295,902	771,907	199,908	1,267,717
Total	$3,957,911	$5,493,127	$2,959,955	$12,410,993

Loans with fixed interest rates	$346,849	$1,809,617	$1,470,528	$3,626,994
Loans with floating interest rates	3,611,062	3,683,510	1,489,427	8,783,999
Total	$3,957,911	$5,493,127	$2,959,955	$12,410,993
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

Non-Performing Assets and Potential Problem Loans
Non-Performing Assets. Year-end non-performing assets and accruing past due loans were as follows:

	2018	2017	2016	2015	2014
Non-accrual loans:
Commercial and industrial	$9,239	$46,186	$31,475	$25,111	$34,108
Energy	46,932	94,302	57,571	21,180	636
Commercial real estate	15,268	7,589	8,550	35,088	22,431
Consumer real estate	892	2,109	2,130	1,862	2,212
Consumer and other	1,408	128	425	226	538
Total non-accrual loans	73,739	150,314	100,151	83,467	59,925
Restructured loans	—	4,862	—	—	—
Foreclosed assets:
Real estate	1,175	2,116	2,440	2,255	5,251
Other	—	—	—	—	—
Total foreclosed assets	1,175	2,116	2,440	2,255	5,251
Total non-performing assets	$74,914	$157,292	$102,591	$85,722	$65,176
Ratio of non-performing assets to:
Total loans and foreclosed assets	0.53%	1.20%	0.86%	0.75%	0.59%
Total assets	0.23	0.50	0.34	0.30	0.23
Accruing past due loans:
30 to 89 days past due	$59,595	$93,428	$55,456	$59,480	$42,881
90 or more days past due	20,468	14,432	24,864	8,108	20,941
Total accruing past due loans	$80,063	$107,860	$80,320	$67,588	$63,822
Ratio of accruing past due loans to total loans:
30 to 89 days past due	0.42%	0.71%	0.46%	0.52%	0.39%
90 or more days past due	0.15	0.11	0.21	0.07	0.19
Total accruing past due loans	0.57%	0.82%	0.67%	0.59%	0.58%
Non-performing assets include non-accrual loans, restructured loans and foreclosed assets. Non-performing assets at December 31, 2018 decreased $82.4 million compared to December 31, 2017 while non-performing assets at December 31, 2017 increased $54.7 million compared to December 31, 2016.
There were no non-accrual commercial industrial loans in excess of $5.0 million at December 31, 2018. Non-accrual commercial and industrial loans included two credit relationships in excess of $5 million totaling $34.2 million at December 31, 2017. We charged-off $12.1 million related to these two credit relationships during 2018. Subsequent to the charge-offs, the remaining balances of both credit relationships were paid off. Non-accrual commercial and industrial loans included one credit relationship in excess of $5 million totaling $9.8 million at December 31, 2016. Of this amount, we charged-off $7.7 million during 2017 and $1.8 million during 2018.
Non-accrual energy loans included two credit relationships in excess of $5 million totaling $44.0 million at December 31, 2018, each of which was previously reported as non-accrual at December 31, 2017. These credits had an aggregate outstanding balance of $53.0 million at December 31, 2017. The decrease in outstanding balance in 2018 was partly related to $6.0 million in charge-offs related to one of the credit relationships. Non-accrual energy loans included four credit relationships in excess of $5 million totaling $83.5 million at December 31, 2017. Of this amount, we had net payments totaling $28.0 million during 2018 and we charged-off $11.6 million (which included the aforementioned $6.0 million in charge-offs) related to two of the credit relationships. Non-accrual energy loans included four credit relationships in excess of $5 million totaling $52.1 million at December 31, 2016. Of this amount, we charged-off a total of $10.0 million related to two credit relationships during 2017. Subsequent to the charge-off, the remaining balance of one of these credit relationships was paid-off in 2017 and the remaining balance of the other credit relationship was sold in 2018. The increasing trend in non-accrual energy loans from 2015 through 2017 was related to disruption within the energy industry resulting from oil price volatility in recent years, as more fully discussed in the section captioned “Allowance for Loan Losses” below.

Non-accrual real estate loans primarily consist of land development, 1-4 family residential construction credit relationships and loans secured by office buildings and religious facilities. Non-accrual commercial real estate loans included one relationship in excess of $5.0 million totaling $12.2 million at December 31, 2018. This entire relationship was previously reported as a potential problem as of March 31, 2018 and one of the credits in this relationship was previously reported as a potential problem loan as of December 31, 2017. There were no non-accrual commercial real estate loan credit relationships in excess of $5 million at December 31, 2017 or December 31, 2016.
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
Foreclosed assets represent property acquired as the result of borrower defaults on loans. Foreclosed assets are recorded at estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for loan losses. Regulatory guidelines require us to reevaluate the fair value of foreclosed assets on at least an annual basis. Our policy is to comply with the regulatory guidelines. Write-downs are provided for subsequent declines in value and are included in other non-interest expense along with other expenses related to maintaining the properties. Write-downs of foreclosed assets totaled $473 thousand, $16 thousand and $217 thousand during 2018, 2017 and 2016 respectively. There were no significant concentrations of any properties, to which the aforementioned write-downs relate, in any single geographic region.
Accruing past due loans at December 31, 2018 decreased $27.8 million compared to December 31, 2017. The decrease was primarily due to a decrease in past due energy loans (down $17.3 million) and past due commercial real estate loans (down $13.2 million, including $3.8 million related to construction loans). Accruing past due loans at December 31, 2017 increased $27.5 million compared to December 31, 2016. The increase was primarily due to increases in past due energy and commercial real estate loans (up $14.4 million and $11.2 million, respectively).
Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At December 31, 2018 and 2017, we had $63.4 million and $61.4 million in loans of this type which are not included in any one of the non-accrual, restructured or 90 days past due loan categories. At December 31, 2018, potential problem loans consisted of 11 credit relationships. Of the total outstanding balance at December 31, 2018, 30.0% was related to the restaurant industry, 20.7% was related to the energy industry and 16.2% was related to the real estate industry. Weakness in these organizations’ operating performance and financial condition, among other factors, have caused us to heighten the attention given to these credits. As such, all of the loans identified as potential problem loans at December 31, 2018 were graded as “substandard - accrual” (risk grade 11). Potential problem loans impact the allocation of our allowance for loan losses as a result of our risk grade based allocation methodology. See Note 3 - Loans in the accompanying consolidated financial statements for details regarding our allowance allocation methodology.

Allowance For Loan Losses
The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of inherent losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. Our allowance for loan losses consists of: (i) specific valuation allowances determined in accordance with ASC Topic 310, “Receivables,” based on probable losses on specific loans; (ii) historical valuation allowances determined in accordance with ASC Topic 450, “Contingencies,” based on historical loan loss experience for similar loans with similar characteristics and trends, adjusted, as necessary, to reflect the impact of current conditions; (iii) general valuation allowances determined in accordance with ASC Topic 450 based on various risk factors that are internal to us; and (iv) macroeconomic valuation allowances determined in accordance with ASC Topic 450 based upon management's assessment of current and expected economic conditions, trends and other quantitative and qualitative portfolio risk factors that are external to us or that are not otherwise captured in our allowance modeling process but could impact the credit risk or inherent losses within our loan portfolio segments.
Our model for the determination of the allowance for loan losses is largely prescriptive, based on policy, and calculated using quantitative data related to our loan portfolio. This calculation yields the minimum level of allowance required (“minimum calculated need”). In that the model is constructed to address aspects of the loan portfolio quantitatively as they move over time (both good and bad), the model output of the minimum calculated need will move directionally with the overall health of the portfolio and inherent losses in the portfolio at any period end. While the model inherently captures loan portfolio characteristics and actions such as risk grade migration, required specific reserves, net charge-offs, among other things, the model contains a degree of imprecision arising from various items and portfolio risk factors that are not and cannot be incorporated in to the model but nonetheless have an impact on the overall level of allowance deemed appropriate by management. To adequately address this imprecision, our methodology to determine the allowance for loan losses provides for additional reserves in excess of the minimum calculated need. This process entails the application of management judgment related to various non-model items and portfolio risk factors not addressed by the quantitative model but reflective of inherent losses in the portfolio. These additional reserves, which are reported as a component of our macroeconomic valuation allowances, are determined at the portfolio level and allocated as reserves for general economic risk to our various portfolio segments based upon management judgment.
The table below provides an allocation of the year-end allowance for loan losses by loan type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. See Note 3 - Loans in the accompanying notes to consolidated financial statements elsewhere in this report for further details regarding our methodology for estimating the appropriate level of the allowance for loan losses and the amounts allocated to specific portfolio segments.

	2018		2017		2016		2015		2014
	Allowance for Loan Losses	Percentage of Loans in each Category to Total Loans	Allowance for Loan Losses	Percentage of Loans in each Category to Total Loans	Allowance for Loan Losses	Percentage of Loans in each Category to Total Loans	Allowance for Loan Losses	Percentage of Loans in each Category to Total Loans	Allowance for Loan Losses	Percentage of Loans in each Category to Total Loans
Commercial and industrial	$48,580	36.3%	$59,614	36.4%	$52,915	36.3%	$42,993	35.9%	$44,273	36.9%
Energy	29,052	11.4	51,528	11.4	60,653	11.6	54,696	15.3	14,919	16.1
Commercial real estate	38,777	40.4	30,948	40.2	30,213	40.4	24,313	37.4	27,163	35.7
Consumer real estate	6,103	7.9	5,657	7.8	4,238	7.8	4,659	7.6	5,178	7.7
Consumer and other	9,620	4.0	7,617	4.2	5,026	3.9	9,198	3.8	8,009	3.6
Total	$132,132	100.0%	$155,364	100.0%	$153,045	100.0%	$135,859	100.0%	$99,542	100.0%

Allocation of the Allowance for Loan Losses at December 31, 2018 vs. December 31, 2017
The reserve allocated to commercial and industrial loans at December 31, 2018 decreased $11.0 million compared to December 31, 2017. The decrease was primarily due to decreases in macroeconomic valuation allowances, specific valuation allowances and historical valuation allowances. Macroeconomic valuation allowances for commercial and industrial loans decreased $5.9 million from $16.5 million at December 31, 2017 to $10.6 million at December 31, 2018. The decrease was primarily related to a decrease in the general macroeconomic risk allocation (down $4.3 million), as further discussed below. The decrease was also partly related to a decrease in the distressed industries allocation (down $1.6 million), as certain industries are no longer considered to be distressed. Specific valuation allowances for commercial and industrial loans decreased $5.0 million from $7.6 million at December 31, 2017 to $2.6 million at December 31, 2018. The decrease was primarily related to the charge-off of a credit relationship which had an associated specific valuation allowance totaling $5.9 million at December 31, 2017. Historical valuation allowances decreased $1.1 million from $26.4 million at December 31, 2017 to $25.4 million at December 31, 2018. The decrease was primarily related to a decrease in the volume of classified loans graded as "substandard - accrual" (risk grade 11) as well as non-classified loans graded "watch" (risk grade 9) and "special mention" (risk grade 10) partly offset by the impact of an increase in the volume of pass-graded loans and an increase in the historical loss allocation factor applied to loans graded "substandard - non-accrual" (risk grade 12). Classified loans consist of loans having a risk grade of 11, 12 or 13. Classified commercial and industrial loans totaled $78.9 million at December 31, 2018 compared to $144.0 million at December 31, 2017. The weighted-average risk grade of commercial and industrial loans was 6.30 at December 31, 2018 compared to 6.41 at December 31, 2017. Commercial and industrial loan net charge-offs totaled $22.4 million during 2018 compared to $17.5 million during 2017. Charge-offs in 2018 included $19.8 million related to nine credit relationships, four which had an associated specific valuation allowances totaling $6.4 million as of December 31, 2017. General valuation allowances for commercial and industrial loans increased $950 thousand from $9.1 million at December 31, 2017 to $10.1 million at December 31, 2018. The increase was primarily related to an increases in the allocations for highly-leveraged transactions (up $1.4 million) and excessive industry concentrations (up $536 thousand) partly offset by an increase in the adjustment for recoveries (up $522 thousand) combined with a decrease in the allocation for loans not reviewed by concurrence (down $297 thousand).
The reserve allocated to energy loans at December 31, 2018 decreased $22.5 million compared to December 31, 2017. As a result, reserves allocated to energy loans as a percentage of total energy loans totaled 1.81% at December 31, 2018 compared to 3.44% at December 31, 2017. This decrease was primarily related to decreases in historical valuation allowances, macroeconomic valuation allowances, specific valuation allowances and general valuation allowances. Historical valuation allowances decreased $12.4 million from $22.1 million at December 31, 2017 to $9.7 million at December 31, 2018. The decrease was primarily related to decreases in the historical loss allocation factors for non-classified energy loans and classified energy loans graded “substandard - accrual” (risk grade 11). The decrease was also partly related to a decrease in the volume of certain categories of non-classified energy loans and a decrease in the volume of classified energy loans. Non-classified energy loans graded as “watch” and “special mention” (risk grades 9 and 10) totaled $78.6 million at December 31, 2018 compared to $114.7 million at December 31, 2017, decreasing $36.1 million while "pass" grade energy loans increased $252.5 million from $1.2 billion at December 31, 2017 to $1.5 billion at December 31, 2018. Classified energy loans totaled $72.4 million at December 31, 2018 compared to $185.2 million at December 31, 2017, decreasing $112.8 million. As a result of these changes, the weighted-average risk grade of energy loans decreased to 6.22 at December 31, 2018 compared to 6.97 at December 31, 2017. Macroeconomic valuation allowances related to energy loans decreased $4.6 million from $8.2 million at December 31, 2017 to $3.7 million at December 31, 2018, primarily due to a decrease in the general macroeconomic risk allocation (down $3.2 million), as further discussed below, and a decrease in the environmental risk adjustment (down $1.3 million) due to decreases in the historical loss valuation allowances to which the environmental risk adjustment factor is applied. Specific valuation allowances for energy loans decreased $3.6 million from $13.3 million at December 31, 2017 to $9.7 million at December 31, 2018. Specific valuation allowances at December 31, 2017 were related to two credit relationships totaling $61.2 million. We subsequently recognized charge-offs totaling $11.6 million related to these credit relationships during 2018. Both credit relationships continue to be reported as non-accrual loans, totaling $38.5 million with associated specific valuation allowances totaling $8.9 million at December 31, 2018. Total energy loan net charge-offs were $13.1 million during 2018 compared to net charge-offs of $10.0 million during 2017. General valuation allowances decreased $2.0 million from $8.0 million at December 31, 2017 $6.0 million at December 31, 2018. The decrease was primarily related to decreases in the allocations for highly-leveraged transactions (down $701 thousand) and excessive industry concentrations (down $644 thousand), among other things.
The reserve allocated to commercial real estate loans at December 31, 2018 increased $7.8 million compared to December 31, 2017. The increase was primarily related to increases in macroeconomic valuation allowances, specific valuation allowances and historical valuation allowances. Macroeconomic valuation allowances increased $3.1 million from $7.9 million at December 31, 2017 to $11.0 million at December 31, 2018. The increase was primarily related to an increase in the general macroeconomic risk allocation (up $2.8 million), as further discussed below. Specific valuation allowances totaled $2.6 million at December 31, 2018 and primarily related to two credit relationships totaling $12.2 million. There were no specific valuation allowances related to commercial real estate loans at December 31, 2017. Historical valuation allowances increased $1.9 million primarily due to an increase in the volume of “pass” grade commercial real estate loans, which increased $432.2 million during 2018. Classified commercial real estate loans increased $42.5 million from $75.8 million at December 31, 2017 to $118.3 million at December 31, 2018. The weighted-average risk grade of commercial real estate loans was 7.05 at both December 31, 2018 and December 31, 2017.
The reserve allocated to consumer real estate loans at December 31, 2018 increased $446 thousand compared to December 31, 2017. This increase was primarily due to a $660 thousand increase in the general macroeconomic risk allocation, as further discussed below partly offset by a $462 thousand decrease in general valuation allowances, which was primarily related to a decrease in allowances allocated for loans not reviewed by concurrence and an increase in the reduction for recoveries.
The reserve allocated to consumer and other loans at December 31, 2018 increased $2.0 million compared to December 31, 2017. The increase was partly related to a $1.4 million increase in specific valuation allowances, which was related to one credit relationship totaling $1.4 million. The increase was also partly related to a $1.2 million increase in historical valuation allowances primarily due to an increase in the historical loss allocation factor. These increases were partly offset by a decrease in macroeconomic valuation allowances (down $724 thousand), related to a decrease in the general macroeconomic risk allocation.
As discussed above, under our allowance methodology, we allocate additional reserves for general macroeconomic risk in excess of our minimum calculated need calculated using our allowance model. These additional reserves are based upon management's assessment of current and expected economic conditions, trends and other quantitative and qualitative portfolio risk factors that are external to us or that are not otherwise captured in our allowance modeling process but impact the credit risk or inherent losses within our loan portfolio segments. These additional reserves are allocated to our various portfolio segments based upon management judgment.
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
The reserve allocated to energy loans at December 31, 2017 decreased $9.1 million compared to December 31, 2016. As a result, reserves allocated to energy loans as a percentage of total energy loans totaled 3.44% at December 31, 2017 compared to 4.38% at December 31, 2016. This decrease was primarily related to decreases in historical valuation allowances and macroeconomic valuation allowances partly offset by increases in specific valuation allowances and general valuation allowances. Historical valuation allowances decreased $12.6 million from $34.6 million at December 31, 2016 to $22.1 million at December 31, 2017. The decrease was primarily related to decreases in the volume of classified energy loans and higher risk categories of non-classified energy loans partly offset by increases in the historical loss allocation factors for both non-classified and classified energy loans. Classified energy loans totaled $185.2 million at December 31, 2017 compared to $302.0 million at December 31, 2016, decreasing $116.8 million. Non-classified energy loans graded as “watch” and “special mention” (risk grades 9 and 10) totaled $114.7 million at December 31, 2017 compared to $229.4 million at December 31, 2016, decreasing $114.7 million while "pass" grade energy loans increased $344.5 million from $854.7 million at December 31, 2016 to $1.2 billion at December 31, 2017. As a result of these changes, the weighted-average risk grade of energy loans decreased to 6.97 at December 31, 2017 compared to 7.95 at December 31, 2016. Macroeconomic valuation allowances related to energy loans decreased $10.3 million from $18.5 million at December 31, 2016 to $8.2 million at December 31, 2017, in part due to decreased oil price volatility. The price per barrel of crude oil was approximately $54 at December 31, 2016 and $60 at December 31, 2017. Specific valuation allowances for energy loans increased $9.5 million from $3.8 million at December 31, 2016 to $13.3 million at December 31, 2017. Specific valuation allowances at December 31, 2017 were related to two credit relationships totaling $61.2 million while specific valuation allowances at December 31, 2016 were related to three credit relationships totaling $29.8 million. Energy loan net charge-offs totaled $10.0 million during 2017 compared to net charge-offs of $18.6 million during 2016. The charge-offs in 2017 included $10.0 million related to two credit relationships that, as of December 31, 2016, had associated specific valuation allowances totaling $3.4 million. The charge-offs in 2016 were primarily related to three large credit relationships for which, at the time we recognized the charged-offs, we had associated specific valuation allowances totaling $27.5 million. General valuation allowances increased $4.2 million during 2017 compared to 2016 primarily due to an increase in the allocation for highly leveraged transactions (up $3.3 million) and excessive industry concentrations (up $1.0 million) partly offset by an increase in the adjustment for recoveries (up $530 thousand). The increase in the allocation for highly leveraged transactions was partly related to a change in the criteria for determining whether a loan is considered to be highly leveraged.
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
The reserve allocated to consumer and other loans at December 31, 2017 increased $2.6 million compared to December 31, 2016. The increase was primarily related to increases in macroeconomic valuation allowances (up $1.5 million) and historical valuation allowances (up $1.0 million). The increase in macroeconomic valuation allowances was related to a $1.4 million increase in the general macroeconomic allocation. The increase in historical valuation allowances was primarily due to an increase in the volume of non-classified consumer and other loans.

Activity in the allowance for loan losses is presented in the following table.

	2018	2017	2016	2015	2014
Balance of allowance for loan losses at beginning of year	$155,364	$153,045	$135,859	$99,542	$92,438
Provision for loan losses	21,613	35,460	51,673	51,845	16,314
Charge-offs:
Commercial and industrial	(26,076)	(20,619)	(15,910)	(11,092)	(12,073)
Energy	(13,940)	(10,595)	(18,644)	(6,000)	(1,747)
Commercial real estate	(619)	(86)	(82)	(657)	(3,800)
Consumer real estate	(2,143)	(925)	(814)	(577)	(1,097)
Consumer and other	(17,197)	(15,579)	(12,878)	(11,246)	(9,768)
Total charge-offs	(59,975)	(47,804)	(48,328)	(29,572)	(28,485)
Recoveries:
Commercial and industrial	3,688	3,166	3,651	4,557	9,162
Energy	819	586	56	3	510
Commercial real estate	369	832	918	989	1,800
Consumer real estate	605	419	557	486	364
Consumer and other	9,649	9,660	8,659	8,009	7,439
Total recoveries	15,130	14,663	13,841	14,044	19,275
Net charge-offs	(44,845)	(33,141)	(34,487)	(15,528)	(9,210)
Balance at end of year	$132,132	$155,364	$153,045	$135,859	$99,542
Net loan charge-offs to average loans	0.33%	0.27%	0.30%	0.14%	0.09%
Allowance for loan losses to year-end loans	0.94	1.18	1.28	1.18	0.91
Allowance for loan losses to year-end non-accrual loans	179.19	103.36	152.81	162.77	166.11
Average loans	$13,617,940	$12,460,148	$11,554,823	$11,267,402	$10,299,025
Year-end loans	14,099,733	13,145,665	11,975,392	11,486,531	10,987,535
Year-end non-accrual loans	73,739	150,314	100,151	83,467	59,925
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
The provision for loan losses decreased $13.8 million, or 39.0%, in 2018 compared to 2017. Despite increases in net charge-offs during 2018 compared to 2017, the provision for loan losses decreased due to a decrease in the calculated reserves necessary as a result of the aforementioned decreases in our historical loss allocation factors for energy loans, decreases in the level of classified loans and positive trends in the overall weighted-average risk grade of our energy and commercial and industrial loan portfolios. Classified energy, commercial and industrial and commercial real estate loans totaled $269.6 million at December 31, 2018 compared to $405.0 million at December 31, 2017. The overall weighted-average risk grade of our energy, commercial and industrial and commercial real estate loan portfolios was 6.63 at December 31, 2018 compared to 6.77 at December 31, 2017. Net charge-offs totaled $44.8 million during 2018 compared to $33.1 million during 2017. Specific valuation allowances totaled $16.2 million at December 31, 2018 compared to $20.8 million at December 31, 2017. The level of the provision was also partly influenced by the overall level of the Texas Leading Index, though down slightly from last year. The Texas Leading Index totaled 127.4 at November 30, 2018 (most recent date available) compared to 129.3 at December 31, 2017. A higher Texas Leading Index value implies more favorable economic conditions.
The ratio of the allowance for loan losses to total loans was 0.94% at December 31, 2018 compared to 1.18% at December 31, 2017. Management believes the recorded amount of the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, our estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.
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
Securities
Year-end securities were as follows:

	2018		2017		2016
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
Held to maturity:
U.S. Treasury	$—	—%	$—	—%	$249,889	2.0%
Residential mortgage-backed securities	2,737	—	3,610	—	4,511	0.1
States and political subdivisions	1,101,820	8.8	1,428,488	12.0	1,994,710	16.0
Other	1,500	—	—	—	1,350	—
Total	1,106,057	8.8	1,432,098	12.0	2,250,460	18.1
Available for sale:
U.S. Treasury	3,427,689	27.4	3,445,153	28.8	4,019,731	32.2
Residential mortgage-backed securities	829,740	6.6	665,086	5.6	785,167	6.3
States and political subdivisions	7,087,202	56.6	6,336,209	53.1	5,355,885	43.0
Other	42,690	0.4	42,561	0.3	42,494	0.3
Total	11,387,321	91.0	10,489,009	87.8	10,203,277	81.8
Trading:
U.S. Treasury	21,928	0.2	19,210	0.2	16,594	0.1
States and political subdivisions	2,158	—	1,888	—	109	—
Total	24,086	0.2	21,098	0.2	16,703	0.1
Total securities	$12,517,464	100.0%	$11,942,205	100.0%	$12,470,440	100.0%

The following tables summarize the maturity distribution schedule with corresponding weighted-average yields of securities held to maturity and securities available for sale as of December 31, 2018. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 21%. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as available for sale include stock in the Federal Reserve Bank and the Federal Home Loan Bank, which have no maturity date. These securities have been included in the total column only.

	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
Residential mortgage- backed securities	$—	—%	$618	3.58%	$—	—%	$2,119	1.16%	$2,737	1.71%
States and political subdivisions	72,476	4.97	121,296	3.56	483,934	3.16	424,114	3.54	1,101,820	3.47
Other	—	—	1,500	—	—	—	—	—	1,500	—
Total	$72,476	4.97	$123,414	3.52	$483,934	3.16	$426,233	3.53	$1,106,057	3.46
Available for sale:
U.S. Treasury	$2,007,396	1.55%	$1,132,243	1.94%	$288,050	2.66%	$—	—%	$3,427,689	1.77%
Residential mortgage- backed securities	546	4.64	84,842	1.70	63,079	3.67	681,273	3.69	829,740	3.49
States and political subdivisions	208,471	2.66	720,813	2.70	204,385	3.59	5,953,533	3.86	7,087,202	3.70
Other	—	—	—	—	—	—	—	—	42,690	—
Total	$2,216,413	1.66	$1,937,898	2.21	$555,514	3.12	$6,634,806	3.84	$11,387,321	3.09
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
All mortgage-backed securities included in the above tables were issued by U.S. government agencies and corporations. At December 31, 2018, approximately 98.4% of the securities in our municipal bond portfolio were issued by the State of Texas or political subdivisions or agencies within the State of Texas, of which approximately 68.2% are either guaranteed by the Texas Permanent School Fund, which has a “triple-A” insurer financial strength rating, or secured by U.S. Treasury securities via defeasance of the debt by the issuers. At December 31, 2018, we held general obligation bonds issued by the State of Texas with an aggregate amortized cost of $991.9 million and an aggregate fair value of $998.0 million and general obligation bonds issued by Bexar County, Texas with an aggregate amortized cost of $372.7 million and an aggregate fair value of $369.4 million. Such amounts were in excess of 10% of our shareholders’ equity at December 31, 2018. At such date, all of these securities were considered "high grade" or better by various credit rating agencies. At December 31, 2018, there were no other holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of our shareholders’ equity.
The average taxable-equivalent yield on the securities portfolio based on a 21% tax rate in 2018 and a 35% tax rate in 2017 and 2016, was 3.38% in 2018 compared to 3.99% in 2017 and 4.02% in 2016. Tax-exempt municipal securities totaled 65.0% of average securities in 2018 compared to 60.0% in 2017 and 56.4% in 2016. The average yield on taxable securities was 2.03% in 2018 compared to 1.92% in 2017 and 2.01% in 2016, while the average taxable-equivalent yield on tax-exempt securities was 4.11% in 2018 compared to 5.37% in 2017 and 5.57% in 2016. See the section captioned “Net Interest Income” elsewhere in this discussion. The overall growth in the securities portfolio since 2016 was primarily funded by deposit growth.

Deposits
The table below presents the daily average balances of deposits by type and weighted-average rates paid thereon during the years presented:

	2018		2017		2016
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Non-interest-bearing demand deposits:
Commercial and individual	$10,164,396		$10,155,502		$9,215,962
Correspondent banks	205,727		245,759		310,445
Public funds	386,685		418,165		507,912
Total	10,756,808		10,819,426		10,034,319
Interest-bearing deposits:
Private accounts:
Savings and interest checking	6,667,695	0.08%	6,376,855	0.02%	5,745,385	0.02%
Money market accounts	7,645,624	0.77	7,502,494	0.17	7,466,252	0.06
Time accounts of $100,000 or more	474,472	0.87	446,695	0.26	461,138	0.20
Time accounts under $100,000	325,624	0.71	329,245	0.18	349,964	0.12
Public funds	418,843	1.04	430,203	0.33	454,786	0.04
Total	15,532,258	0.49	15,085,492	0.11	14,477,525	0.05
Total deposits	$26,289,066	0.29	$25,904,918	0.07	$24,511,844	0.03
Average deposits increased $384.1 million, or 1.5%, in 2018 compared to 2017 and increased $1.4 billion, or 5.7%, in 2017 compared to 2016. The most significant volume growth during 2018 compared to 2017 was in savings and interest checking, and money market accounts accounts. This growth was partly offset by decreases in the volume of public fund accounts, both non-interest bearing and interest-bearing, and correspondent bank accounts. The most significant volume growth during 2017 compared to 2016 was in non-interest bearing commercial and individual accounts and savings and interest checking accounts. This growth was partly offset by decreases in the volume of public fund accounts, both non-interest bearing and interest-bearing, and correspondent bank accounts. The ratio of average interest-bearing deposits to total average deposits was 59.1% in 2018 compared to 58.2% in 2017 and 59.1% in 2016. The average cost of interest-bearing deposits and total deposits was 0.49% and 0.29% during 2018 compared to 0.11% and 0.07% during 2017 and 0.05% and 0.03% during 2016. The increase in the average cost of interest-bearing deposits in 2018 as compared to 2017 and in 2017 compared to 2016 was related to the aforementioned increases in interest rates paid on most of our interest-bearing deposit products as a result of increases in market interest rates during the comparable periods.
The following table presents the proportion of each component of average non-interest-bearing deposits to the total of such non-interest-bearing deposits during the years presented:

	2018	2017	2016
Commercial and individual	94.5%	93.8%	91.8%
Correspondent banks	1.9	2.3	3.1
Public funds	3.6	3.9	5.1
Total	100.0%	100.0%	100.0%
Average non-interest-bearing deposits decreased $62.6 million, or 0.6%, in 2018 compared to 2017 while average non-interest-bearing deposits increased $785.1 million, or 7.8% in 2017 compared to 2016. The decrease in 2018 compared to 2017 was primarily due to a $40.1 million, or 16.3%, decrease in average correspondent bank deposits and a $31.5 million, or 7.5%, decrease in average public fund deposits. The increase in 2017 compared to 2016 was primarily due to a $939.5 million, or 10.2%, increase in average commercial and individual deposits.

The following table presents the proportion of each component of average interest-bearing deposits to the total of such interest-bearing deposits during the years presented:

	2018	2017	2016
Private accounts:
Savings and interest checking	42.9%	42.3%	39.7%
Money market accounts	49.2	49.7	51.6
Time accounts of $100,000 or more	3.1	2.9	3.2
Time accounts under $100,000	2.1	2.2	2.4
Public funds	2.7	2.9	3.1
Total	100.0%	100.0%	100.0%
Total average interest-bearing deposits increased $446.8 million, or 3.0%, in 2018 compared to 2017 primarily due to a $290.8 million ,or 4.6%, increase in average saving and interest checking accounts and a $143.1 million, or 1.9%, increase in average money market accounts. Total average interest-bearing deposits increased $608.0 million, or 4.2%, in 2017 compared to 2016 primarily due to a $631.5 million, or 11.0%, increase in average savings and interest checking accounts.
From time to time, we have obtained interest-bearing deposits through brokered transactions including participation in the Certificate of Deposit Account Registry Service (“CDARS”). Brokered deposits were not significant during 2018, 2017 or 2016.
Geographic Concentrations. The following table summarizes our average total deposit portfolio, as segregated by the geographic region from which the deposit accounts were originated. Certain accounts, such as correspondent bank deposits and deposits allocated to certain statewide operational units, are recorded at the statewide level.

		Percent		Percent		Percent
	2018	of Total	2017	of Total	2016	of Total
San Antonio	$7,846,388	29.9%	$7,890,139	30.5%	$7,354,061	30.0%
Fort Worth	4,813,424	18.3	4,784,241	18.5	4,466,086	18.2
Houston	4,578,782	17.4	4,544,448	17.5	4,196,530	17.1
Austin	3,175,030	12.1	3,089,645	11.9	2,928,448	11.9
Dallas	2,157,648	8.2	2,048,712	7.9	1,958,646	8.0
Corpus Christi	1,483,365	5.6	1,458,044	5.6	1,493,792	6.1
Permian Basin	1,232,892	4.7	1,218,402	4.7	1,042,955	4.3
Rio Grande Valley	744,952	2.8	775,646	3.0	787,431	3.2
Statewide	256,585	1.0	95,641	0.4	283,895	1.2
Total	$26,289,066	100.0%	$25,904,918	100.0%	$24,511,844	100.0%
Foreign Deposits. Mexico has historically been considered a part of the natural trade territory of our banking offices. Accordingly, U.S. dollar-denominated foreign deposits from sources within Mexico have traditionally been a significant source of funding. Average deposits from foreign sources, primarily Mexico, totaled $737.6 million in 2018, $745.7 million in 2017 and $766.8 million in 2016.
Short-Term Borrowings
Our primary source of short-term borrowings is federal funds purchased from correspondent banks and repurchase agreements in our natural trade territory, as well as from upstream banks. Federal funds purchased and repurchase agreements totaled $1.4 billion, $1.1 billion and $977.0 million at December 31, 2018, 2017 and 2016. The maximum amount of these borrowings outstanding at any month-end was $1.4 billion in 2018, $1.1 billion in 2017 and $977.0 million in 2016. The weighted-average interest rate on federal funds purchased and repurchase agreements was 1.33% at December 31, 2018, 0.23% at December 31, 2017 and 0.02% at December 31, 2016.

The following table presents our average net funding position during the years indicated:

	2018		2017		2016
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Federal funds sold and resell agreements	$265,085	2.07%	$73,140	1.28%	$42,361	0.64%
Federal funds purchased and repurchase agreements	(1,054,915)	0.76	(978,571)	0.16	(770,942)	0.03
Net funds position	$(789,830)		$(905,431)		$(728,581)
The net funds purchased position decreased $115.6 million in 2018 compared to 2017 and increased $176.9 million in 2017 compared to 2016. Average interest-bearing deposits (primarily excess reserves held in an interest-bearing account at the Federal Reserve) totaled $3.0 billion in 2018 compared to $3.6 billion in 2017 and $3.1 billion in 2016. During the reported periods, we have maintained excess liquid funds in interest-bearing deposits with the Federal Reserve rather than federal funds sold in order to capitalize on higher available yields.
Off Balance Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations
The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2018. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Contractual obligations:
Subordinated notes payable	$—	$—	$—	$100,000	$100,000
Junior subordinated deferrable interest debentures	—	—	—	137,115	137,115
Operating leases	$33,137	$68,179	$60,089	$320,580	$481,985
Deposits with stated maturity dates	649,407	213,313	—	—	862,720
	682,544	281,492	60,089	557,695	1,581,820
Other commitments:
Commitments to extend credit	$3,183,552	$3,427,560	$975,828	$782,781	$8,369,721
Standby letters of credit	257,368	12,730	1,277	200	271,575
	3,440,920	3,440,290	977,105	782,981	8,641,296
Total contractual obligations and other commitments	$4,123,464	$3,721,782	$1,037,194	$1,340,676	$10,223,116
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
Commitments to Extend Credit. We enter into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of our commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Commitments to extend credit outstanding at December 31, 2018 are included in the table above.

Standby Letters of Credit. Standby letters of credit are written conditional commitments issued by us to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the customer. Our policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit outstanding at December 31, 2018 are included in the table above.
Trust Accounts. We also hold certain assets in fiduciary or custodial capacity on behalf of our trust customers. The estimated fair value of trust assets was approximately $33.3 billion (including managed assets of $14.7 billion and custody assets of $18.7 billion) at December 31, 2018. These assets were primarily composed of equity securities (47.8% of trust assets), fixed income securities (37.6% of trust assets) and cash equivalents (9.2% of trust assets).
Capital and Liquidity
Capital. Shareholders’ equity totaled $3.4 billion at December 31, 2018 and $3.3 billion at December 31, 2017. In addition to net income of $454.9 million, other sources of capital during 2018 included $31.6 million in proceeds from stock option exercises and $13.9 million related to stock-based compensation. Uses of capital during 2018 included $173.5 million of dividends paid on preferred and common stock, other comprehensive loss, net of tax, of $152.6 million, and $101.0 million of treasury stock purchases.
The accumulated other comprehensive income/loss component of shareholders’ equity totaled a net, after-tax, unrealized loss of $63.6 million at December 31, 2018 compared to a net, after-tax, unrealized gain of $79.5 million at December 31, 2017. The decrease was primarily due to a $150.9 million net after-tax decrease in the net unrealized gain on securities available for sale and securities transferred to held to maturity partly offset by a $1.8 million net after-tax decrease in the net actuarial loss on our defined benefit post-retirement benefit plans. Accumulated other comprehensive income at December 31, 2017 included $9.5 million related to stranded amounts resulting from the remeasurement of deferred tax assets and liabilities in connection with the enactment of the Tax Cuts and Jobs Act on December 22, 2017. This amount was reclassified to retained earnings as of January 1, 2018 in accordance with an accounting standard update issued during the first quarter of 2018. See Note 1 - Summary of Significant Accounting Policies and Note 20 - Accounting Standards Updates.
The Basel III Capital Rules became effective for Cullen/Frost and Frost Bank on January 1, 2015 (subject to a phase-in period for certain provisions). In connection with the adoption of the Basel III Capital Rules, we elected to opt-out of the requirement to include most components of accumulated other comprehensive income in regulatory capital. Accordingly, amounts reported as accumulated other comprehensive income/loss related to securities available for sale, effective cash flow hedges and defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. See Note 9 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements elsewhere in this report.
We paid quarterly dividends of $0.57, $0.67, $0.67 and $0.67 per common share during the first, second, third and fourth quarters of 2018, respectively, and quarterly dividends of $0.54, $0.57, $0.57 and $0.57 per common share during the first, second, third and fourth quarters of 2017, respectively. This equates to a dividend payout ratio of 37.0% in 2018 and 40.5% in 2017. Under the terms of the junior subordinated deferrable interest debentures that Cullen/Frost has issued to Cullen/Frost Capital Trust II and WNB Capital Trust I, we have the right at any time during the term of the debentures to defer the payment of interest any time or from time to time for an extension period not exceeding 20 consecutive quarterly periods with respect to each extension period. Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our capital stock is subject to certain restrictions during any such extension period. Under the terms of the Series A Preferred Stock, our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our common stock or any of our securities that rank junior to the Series A Preferred Stock is subject to certain restrictions in the event that we do not declare and pay dividends on the Series A Preferred Stock for the most recent dividend period.
Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On October 24, 2017, our board of directors authorized a $150.0 million stock repurchase program, allowing us to repurchase shares of our common stock over a two-year period from time to time at various prices in the open market or through private transactions. Under this plan, we repurchased 1,027,292 shares at a total cost of $100.0 million during 2018. Under a prior plan, we repurchased 1,134,966 shares at a total cost of $100.0 million during 2017. No shares were repurchased during 2016. See Part II, Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, elsewhere in this report.
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
Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of December 31, 2018, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.
Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 9 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements elsewhere in this report regarding such dividends. At December 31, 2018, Cullen/Frost had liquid assets, including cash and resell agreements, totaling $236.4 million.
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
Governmental policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future; however, we cannot accurately predict the nature, timing or extent of any effect such policies may have on our future business and earnings.
Accounting Standards Updates
See Note 20 - Accounting Standards Updates in the accompanying notes to consolidated financial statements elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on our financial statements.
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
For modeling purposes, as of December 31, 2018, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 0.3% and 1.5%, respectively, relative to the flat-rate case over the next 12 months, while 100 and 200 basis point ratable decreases in interest rates would result in negative variances in net interest income of 2.7% and 7.5%, respectively, relative to the flat-rate case over the next 12 months. The December 31, 2018 model simulations were impacted by the assumption, for modeling purposes, that we will begin to pay interest on commercial demand deposits (those not already receiving an earnings credit rate) in the first quarter of 2019, as further discussed below. As of December 31, 2017, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 1.1% and 3.1%, respectively, relative to the flat-rate case over the next 12 months, while 100 and 150 basis point ratable decreases in interest rates would result in negative variances in net interest income of 4.6% and 10.5%, respectively, relative to the flat-rate case over the next 12 months. The December 31, 2017 model simulations were impacted by the assumption, for modeling purposes, that we would begin to pay interest on commercial demand deposits (those not already receiving an earnings credit rate) in the first quarter of 2018, as further discussed below. The likelihood of a decrease in interest rates beyond 150 basis points as of December 31, 2017 was considered to be remote given prevailing interest rate levels.
The model simulations as of December 31, 2018 indicate that our balance sheet is less asset sensitive in comparison to our balance sheet as of December 31, 2017. The shift to a less asset sensitive position was primarily due to a decrease in the relative proportion of interest-bearing deposits and federal funds sold to projected average interest-earning assets. Interest-bearing deposits and federal funds sold are more immediately impacted by changes in interest rates in comparison to our other categories of earning assets. Additionally, our model simulations in 2018 assume that the full impact of increases in the federal funds rate will not be reflected in the yields earned on interest-bearing deposits maintained at the Federal Reserve.
We do not currently pay interest on a significant portion of our commercial demand deposits. If we began to pay interest on commercial demand deposits (those not already receiving an earnings credit rate), our balance sheet would likely become less asset sensitive. Any interest rate that would ultimately be paid on these commercial demand deposits would likely depend upon a variety of factors, some of which are beyond our control. For modeling purposes, we have assumed an aggressive pricing structure with interest payments for commercial demand deposits (those not already receiving an earnings credit) beginning in the first quarters of 2018 and 2019, respectively, for each simulation. Should the actual interest rate paid on commercial demand deposits be less than the rate assumed in the model simulations, or should the interest rate paid for commercial demand deposits become an administered rate with less direct correlation to movements in general market interest rates, our balance sheet could be more asset sensitive than the model simulations might otherwise indicate.
As of December 31, 2018, the effects of a 200 basis point increase and a 200 basis point decrease in interest rates on our derivative holdings would not result in a significant variance in our net interest income.
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

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cullen/Frost Bankers, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 6, 2019 expressed an unqualified opinion thereon.

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
San Antonio, Texas
February 6, 2019

Cullen/Frost Bankers, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	December 31,
	2018	2017
Assets:
Cash and due from banks	$678,791	$545,542
Interest-bearing deposits	2,641,971	4,347,538
Federal funds sold and resell agreements	635,017	159,967
Total cash and cash equivalents	3,955,779	5,053,047
Securities held to maturity, at amortized cost	1,106,057	1,432,098
Securities available for sale, at estimated fair value	11,387,321	10,489,009
Trading account securities	24,086	21,098
Loans, net of unearned discounts	14,099,733	13,145,665
Less: Allowance for loan losses	(132,132)	(155,364)
Net loans	13,967,601	12,990,301
Premises and equipment, net	552,330	520,958
Goodwill	654,952	654,952
Other intangible assets, net	3,649	5,073
Cash surrender value of life insurance policies	183,473	180,477
Accrued interest receivable and other assets	457,718	400,867
Total assets	$32,292,966	$31,747,880

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$10,997,494	$11,197,093
Interest-bearing deposits	16,151,710	15,675,296
Total deposits	27,149,204	26,872,389
Federal funds purchased and repurchase agreements	1,367,548	1,147,824
Junior subordinated deferrable interest debentures, net of unamortized issuance costs	136,242	136,184
Subordinated notes, net of unamortized issuance costs	98,708	98,552
Accrued interest payable and other liabilities	172,347	195,068
Total liabilities	28,924,049	28,450,017

Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; 6,000,000 Series A shares ($25 liquidation preference) issued in both 2018 and 2017	144,486	144,486
Common stock, par value $0.01 per share; 210,000,000 shares authorized;64,236,306 shares issued at both December 31, 2018 and 2017	642	642
Additional paid-in capital	967,304	953,361
Retained earnings	2,440,002	2,187,069
Accumulated other comprehensive income, net of tax	(63,600)	79,512
Treasury stock, at cost; 1,250,464 shares in 2018 and 760,720 in 2017.	(119,917)	(67,207)
Total shareholders’ equity	3,368,917	3,297,863
Total liabilities and shareholders’ equity	$32,292,966	$31,747,880
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Interest income:
Loans, including fees	$669,002	$534,804	$458,094
Securities:
Taxable	86,370	92,979	103,025
Tax-exempt	233,358	222,620	210,918
Interest-bearing deposits	56,968	41,608	16,103
Federal funds sold and resell agreements	5,500	936	272
Total interest income	1,051,198	892,947	788,412
Interest expense:
Deposits	75,337	17,188	7,248
Federal funds purchased and repurchase agreements	8,021	1,522	204
Junior subordinated deferrable interest debentures	5,291	3,955	3,281
Other long-term borrowings	4,657	3,860	1,343
Total interest expense	93,306	26,525	12,076
Net interest income	957,892	866,422	776,336
Provision for loan losses	21,613	35,460	51,673
Net interest income after provision for loan losses	936,279	830,962	724,663
Non-interest income:
Trust and investment management fees	119,391	110,675	104,240
Service charges on deposit accounts	85,186	84,182	81,203
Insurance commissions and fees	48,967	46,169	47,154
Interchange and debit card transaction fees	13,877	23,232	21,369
Other charges, commissions and fees	37,231	39,931	39,623
Net gain (loss) on securities transactions	(156)	(4,941)	14,975
Other	46,790	37,222	41,144
Total non-interest income	351,286	336,470	349,708
Non-interest expense:
Salaries and wages	350,312	337,068	318,665
Employee benefits	77,323	74,575	72,615
Net occupancy	76,788	75,971	71,627
Technology, furniture and equipment	83,102	74,335	71,208
Deposit insurance	16,397	20,128	17,428
Intangible amortization	1,424	1,703	2,429
Other	173,538	175,289	178,988
Total non-interest expense	778,884	759,069	732,960
Income before income taxes	508,681	408,363	341,411
Income taxes	53,763	44,214	37,150
Net income	454,918	364,149	304,261
Preferred stock dividends	8,063	8,063	8,063
Net income available to common shareholders	$446,855	$356,086	$296,198

Earnings per common share:
Basic	$6.97	$5.56	$4.73
Diluted	6.90	5.51	4.70
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$454,918	$364,149	$304,261
Other comprehensive income (loss), before tax:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	(182,340)	157,016	(175,061)
Change in net unrealized gain on securities transferred to held to maturity	(8,818)	(16,193)	(32,207)
Reclassification adjustment for net (gains) losses included in net income	156	4,941	(14,975)
Total securities available for sale and transferred securities	(191,002)	145,764	(222,243)
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	(7,225)	(597)	1,914
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	5,002	5,429	7,274
Total defined-benefit post-retirement benefit plans	(2,223)	4,832	9,188
Other comprehensive income (loss), before tax	(193,225)	150,596	(213,055)
Deferred tax expense (benefit)	(40,578)	46,461	(74,569)
Other comprehensive income (loss), net of tax	(152,647)	104,135	(138,486)
Comprehensive income	$302,271	$468,284	$165,775
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Balance at January 1, 2016	$144,486	$637	$897,350	$1,845,188	$113,863	$(111,181)	$2,890,343
Net income	—	—	—	304,261	—	—	304,261
Other comprehensive loss, net of tax	—	—	—	—	(138,486)	—	(138,486)
Stock option exercises/stock unit conversions (1,509,121 shares)	—	—	(2,417)	(20,915)	—	102,198	78,866
Stock-based compensation expense recognized in earnings	—	—	11,799	—	—	—	11,799
Purchase of treasury stock (17,233 shares)	—	—	—	—	—	(1,290)	(1,290)
Cash dividends - preferred stock (approximately $1.34 per share)	—	—	—	(8,063)	—	—	(8,063)
Cash dividends - common stock ($2.15 per share)	—	—	—	(134,902)	—	—	(134,902)
Balance at December 31, 2016	144,486	637	906,732	1,985,569	(24,623)	(10,273)	3,002,528
Net income	—	—	—	364,149	—	—	364,149
Other comprehensive income, net of tax	—	—	—	—	104,135	—	104,135
Stock option exercises/stock unit conversions (1,150,920 shares)	—	5	33,616	(10,414)	—	44,539	67,746
Stock-based compensation expense recognized in earnings	—	—	13,013	—	—	—	13,013
Purchase of treasury stock (1,149,555 shares)	—	—	—	—	—	(101,473)	(101,473)
Cash dividends – preferred stock (approximately $1.34 per share)	—	—	—	(8,063)	—	—	(8,063)
Cash dividends – common stock ($2.25 per share)	—	—	—	(144,172)	—	—	(144,172)
Balance at December 31, 2017	144,486	642	953,361	2,187,069	79,512	(67,207)	3,297,863
Cumulative effect of accounting change	—	—	—	(2,285)	—	—	(2,285)
Adjusted beginning balance	144,486	642	953,361	2,184,784	79,512	(67,207)	3,295,578
Net income	—	—	—	454,918	—	—	454,918
Other comprehensive loss, net of tax	—	—	—	—	(152,647)	—	(152,647)
Reclassification of certain income tax effects related to the change in the U.S. statutory federal income tax rate under the Tax Cuts and Jobs Act	—	—	—	(9,535)	9,535	—	—
Stock option exercises/stock unit conversions (548,238 shares)	—	—	—	(16,653)	—	48,300	31,647
Stock-based compensation expense recognized in earnings	—	—	13,943	—	—	—	13,943
Purchase of treasury stock (1,037,982 shares)	—	—	—	—	—	(101,010)	(101,010)
Cash dividends – preferred stock (approximately $1.34 per share)	—	—	—	(8,063)	—	—	(8,063)
Cash dividends – common stock ($2.58 per share)	—	—	—	(165,449)	—	—	(165,449)
Balance at December 31, 2018	$144,486	$642	$967,304	$2,440,002	$(63,600)	$(119,917)	$3,368,917
See accompanying Notes to Consolidated Financial Statements

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Operating Activities:
Net income	$454,918	$364,149	$304,261
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	21,613	35,460	51,673
Deferred tax expense (benefit)	52,923	(14,493)	(11,598)
Accretion of loan discounts	(14,341)	(16,062)	(15,582)
Securities premium amortization (discount accretion), net	100,528	89,933	79,705
Net (gain) loss on securities transactions	156	4,941	(14,975)
Depreciation and amortization	50,172	47,812	48,177
Net (gain) loss on sale/write-down of assets/foreclosed assets	(5,272)	(4,697)	(3,618)
Stock-based compensation	13,943	13,013	11,799
Net tax benefit from stock-based compensation	3,865	9,062	5,063
Earnings on life insurance policies	(3,380)	(3,190)	(3,599)
Net change in:
Trading account securities	(2,658)	(3,842)	(124)
Accrued interest receivable and other assets	(85,898)	(55,179)	(7,395)
Accrued interest payable and other liabilities	(24,181)	71,172	(5,945)
Net cash from operating activities	562,388	538,079	437,842
Investing Activities:
Securities held to maturity:
Purchases	(1,500)	—	—
Sales	—	—	136,719
Maturities, calls and principal repayments	300,632	783,176	228,641
Securities available for sale:
Purchases	(18,191,057)	(13,529,192)	(16,419,833)
Sales	16,806,062	11,963,359	14,847,380
Maturities, calls and principal repayments	221,906	1,328,143	335,750
Proceeds from sale of loans	21,318	—	30,470
Net change in loans	(1,008,789)	(1,187,631)	(538,989)
Net cash (paid) received in acquisitions	—	—	(492)
Benefits received on life insurance policies	384	597	906
Proceeds from sales of premises and equipment	13,628	4,525	58,774
Purchases of premises and equipment	(79,270)	(34,089)	(53,648)
Proceeds from sales of repossessed properties	3,366	517	341
Net cash from investing activities	(1,913,320)	(670,595)	(1,373,981)
Financing Activities:
Net change in deposits	276,815	1,060,814	1,467,980
Net change in short-term borrowings	219,724	170,832	83,470
Proceeds from issuance of subordinated notes	—	98,434	—
Principal payments on subordinated notes	—	(100,000)	—
Proceeds from stock option exercises	31,647	67,746	78,866
Purchase of treasury stock	(101,010)	(101,473)	(1,290)
Cash dividends paid on preferred stock	(8,063)	(8,063)	(8,063)
Cash dividends paid on common stock	(165,449)	(144,172)	(134,902)
Net cash from financing activities	253,664	1,044,118	1,486,061
Net change in cash and cash equivalents	(1,097,268)	911,602	549,922
Cash and cash equivalents at beginning of year	5,053,047	4,141,445	3,591,523
Cash and cash equivalents at end of year	$3,955,779	$5,053,047	$4,141,445
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
We were required to have $195.2 million and $179.6 million of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at December 31, 2018 and 2017. Additionally, as of December 31, 2018 and 2017, we had $10.0 million and $19.6 million in cash collateral on deposit with other financial institution counterparties to interest rate swap transactions.

Cash Flow Reporting. Cash and cash equivalents include cash, deposits with other financial institutions that have an initial maturity of less than 90 days when acquired by us, federal funds sold and resell agreements. Net cash flows are reported for loans, deposit transactions and short-term borrowings. Additional cash flow information was as follows:

	Year Ended December 31,
	2018	2017	2016
Cash paid for interest	$89,270	$24,371	$11,886
Cash paid for income tax	5,112	56,359	50,427
Significant non-cash transactions:
Deferred gain on sale of building and parking garage	—	—	7,099
Unsettled purchases/sales of securities	330	37,481	—
Loans foreclosed and transferred to other real estate owned and foreclosed assets	2,899	279	—
Loans to facilitate the sale of other real estate owned	—	—	753
Repurchase/Resell Agreements. We purchase certain securities under agreements to resell. The amounts advanced under these agreements represent short-term loans and are reflected as assets in the accompanying consolidated balance sheets. The securities underlying these agreements are book-entry securities. We also sell certain securities under agreements to repurchase. The agreements are treated as collateralized financing transactions and the obligations to repurchase securities sold are reflected as a liability in the accompanying consolidated balance sheets. The dollar amount of the securities underlying the agreements remains in the asset accounts.
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
Foreclosed Assets. Assets acquired through or instead of loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. Costs after acquisition are generally expensed. If the fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. Foreclosed assets are included in other assets in the accompanying consolidated balance sheets and totaled $1.2 million and $2.1 million at December 31, 2018 and 2017.
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
Revenue Recognition. We adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” as of January 1, 2018 the impact of which is discussed below. Under ASU 2014-09, we adopted new policies related to revenue recognition. In general, for revenue not associated with financial instruments, guarantees and lease contracts, we apply the following steps when recognizing revenue from contracts with customers: (i) identify the contract, (ii) identify the performance obligations, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when a performance obligation is satisfied. Our contracts with customers are generally short term in nature, typically due within one year or less or cancellable by us or our customer upon a short notice period. Performance obligations for our customer contracts are generally satisfied at a single point in time, typically when the transaction is complete, or over time. For performance obligations satisfied over time, we primarily use the output method, directly measuring the value of the products/services transferred to the customer, to determine when performance obligations have been satisfied. We typically receive payment from customers and recognize revenue concurrent with the satisfaction of our performance obligations. In most cases, this occurs within a single financial reporting period. For payments received in advance of the satisfaction of performance obligations, revenue recognition is deferred until such time as the performance obligations have been satisfied. In cases where we have not received payment despite satisfaction of our performance obligations, we accrue an estimate of the amount due in the period our performance obligations have been satisfied. For contracts with variable components, only amounts for which collection is probable are accrued. We generally act in a principal capacity, on our own behalf, in most of our contracts with customers. In such transactions, we recognize revenue and the related costs to provide our services on a gross basis in our financial statements. In some cases, we act in an agent capacity, deriving revenue through assisting other entities in transactions with our customers. In such transactions, we recognize revenue and the related costs to provide our services on a net basis in our financial statements. These transactions recognized on a net basis primarily relate to insurance and brokerage commissions and fees derived from our customers' use of various interchange and ATM/debit card networks.
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
Income Taxes. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities (excluding deferred tax assets and liabilities related to business combinations or components of other comprehensive income). Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized. Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. Interest and/or penalties related to income taxes are reported as a component of income tax expense. The income tax effects related to settlements of share-based payment awards are reported in earnings as an increase (or decrease) to income tax expense (see Note 13 - Income Taxes).
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
Comprehensive Income. Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders. Besides net income, other components of our comprehensive income include the after tax effect of changes in the net unrealized gain/loss on securities available for sale, changes in the net unrealized gain on securities transferred to held to maturity and changes in the net actuarial gain/loss on defined benefit post-retirement benefit plans. See Note 14 - Other Comprehensive Income (Loss). We adopted ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” as of January 1, 2018, the impact of which is discussed below.
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
Accounting Changes, Reclassifications and Restatements. Certain items in prior financial statements have been reclassified to conform to the current presentation. In addition, as noted above, we adopted ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” as of January 1, 2018. In accordance with ASU 2018-02, we elected to reclassify certain income tax effects related to the change in the U.S. statutory federal income tax rate under the Tax Cuts and Jobs Act, which was enacted on December 22, 2017 (see Note 13 - Income Taxes), from accumulated other comprehensive income to retained earnings. Such amounts, which totaled $9.5 million, related to a net actuarial loss on defined benefit post-retirement plans and unrealized gains on securities available for sale and securities transferred to held to maturity. See Note 14 - Other Comprehensive Income (Loss). Notwithstanding this election made in accordance with

ASU 2018-02, our policy is to release such income tax effects only when the entire portfolio to which the underlying transactions relate is liquidated, sold or extinguished.
We also adopted, as noted above, ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)” as of January 1, 2018. Using a modified retrospective transition approach for contracts that were not complete as of our adoption, we recognized a cumulative effect reduction to beginning retained earnings totaling $2.3 million. The amount was related to certain revenue streams within trust and investment management fees. Additionally, based on our underlying contracts, ASU 2014-09 requires us to report network costs associated with debit card and ATM transactions netted against the related fee income from such transactions. Previously, such network costs were reported as a component of other non-interest expense. For 2018, gross interchange and debit card transaction fees totaled $25.8 million, while related network costs totaled $11.9 million. On a net basis, we reported $13.9 million as interchange and debit card transaction fees in the accompanying Consolidated Statement of Income for 2018. For 2017 and 2016, we reported interchange and debit card transaction fees totaling $23.2 million and $21.4 million, respectively, on a gross basis in the accompanying Consolidated Statement of Income while related network costs totaling $11.9 million and $12.9 million, respectively, were reported as a component of other non-interest expense. ASU 2014-09 also required us to change the way we recognize certain recurring revenue streams reported as components of trust and investment management fees, insurance commissions and fees and other categories of non-interest income, however, such changes were not significant to our financial statements.
Note 2 - Securities
Securities. Year-end securities held to maturity and available for sale consisted of the following:

	2018				2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity:
Residential mortgage-backed securities	$2,737	$8	$85	$2,660	$3,610	$15	$38	$3,587
States and political subdivisions	1,101,820	11,525	552	1,112,793	1,428,488	26,462	2,746	1,452,204
Other	1,500	—	—	1,500	—	—	—	—
Total	$1,106,057	$11,533	$637	$1,116,953	$1,432,098	$26,477	$2,784	$1,455,791
Available for Sale:
U.S. Treasury	$3,455,417	$1,772	$29,500	$3,427,689	$3,453,391	$7,494	$15,732	$3,445,153
Residential mortgage-backed securities	823,208	13,079	6,547	829,740	648,288	19,048	2,250	665,086
States and political subdivisions	7,089,132	70,760	72,690	7,087,202	6,185,711	167,293	16,795	6,336,209
Other	42,690	—	—	42,690	42,561	—	—	42,561
Total	$11,410,447	$85,611	$108,737	$11,387,321	$10,329,951	$193,835	$34,777	$10,489,009
All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. At December 31, 2018, approximately 98.4% of the securities in our municipal bond portfolio were issued by the State of Texas or political subdivisions or agencies within the State of Texas, of which approximately 68.2% are either guaranteed by the Texas Permanent School Fund, which has a “triple-A” insurer financial strength rating, or are secured by U.S. Treasury securities via defeasance of the debt by the issuers. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the table above. The carrying value of securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $3.8 billion at both December 31, 2018 and December 31, 2017.
During 2012, we reclassified certain securities from available for sale to held to maturity. The securities had an aggregate fair value of $2.3 billion with an aggregate net unrealized gain of $165.7 million ($107.7 million, net of tax) on the date of the transfer. The net unamortized, unrealized gain on the remaining transferred securities included in accumulated other comprehensive income in the accompanying balance sheet totaled $2.7 million ($2.2 million, net of tax) at December 31, 2018 and $11.6 million ($7.5 million, net of tax) at December 31, 2017. This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities.
Unrealized Losses. Year-end securities with unrealized losses, segregated by length of impairment, were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
2018
Held to Maturity:
Residential mortgage-backed securities	$—	$—	$2,034	$85	$2,034	$85
States and political subdivisions	205,686	541	5,952	11	211,638	552
Total	$205,686	$541	$7,986	$96	$213,672	$637
Available for Sale:
U.S. Treasury	$—	$—	$3,139,639	$29,500	$3,139,639	$29,500
Residential mortgage-backed securities	152,682	205	213,982	6,342	366,664	6,547
States and political subdivisions	1,136,322	7,026	2,058,048	65,664	3,194,370	72,690
Total	$1,289,004	$7,231	$5,411,669	$101,506	$6,700,673	$108,737

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
2017
Held to Maturity:
Residential mortgage-backed securities	$2,694	$38	$—	$—	$2,694	$38
States and political subdivisions	28,591	58	74,113	2,688	102,704	2,746
Total	$31,285	$96	$74,113	$2,688	$105,398	$2,784
Available for Sale:
U.S. Treasury	$2,336,081	$9,861	$517,575	$5,871	$2,853,656	$15,732
Residential mortgage-backed securities	144,264	949	45,436	1,301	189,700	2,250
States and political subdivisions	148,575	1,194	838,329	15,601	986,904	16,795
Total	$2,628,920	$12,004	$1,401,340	$22,773	$4,030,260	$34,777
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
Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time we expect to receive full value for the securities. Furthermore, as of December 31, 2018, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. Any unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2018, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in our consolidated income statement.

Contractual Maturities. The amortized cost and estimated fair value of securities, excluding trading securities, at December 31, 2018 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities and equity securities are shown separately since they are not due at a single maturity date.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$72,476	$73,139	$2,235,652	$2,215,867
Due after one year through five years	122,796	124,738	1,858,631	1,853,056
Due after five years through ten years	483,934	487,202	486,008	492,435
Due after ten years	424,114	429,214	5,964,258	5,953,533
Residential mortgage-backed securities	2,737	2,660	823,208	829,740
Equity securities	—	—	42,690	42,690
Total	$1,106,057	$1,116,953	$11,410,447	$11,387,321
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
Sales of securities held to maturity were as follows:

	2018	2017	2016
Proceeds from sales	$—	$—	$136,719
Amortized cost	—	—	132,974
Gross realized gains	—	—	3,770
Gross realized losses	—	—	(25)
Tax expense related to securities gains/losses	—	—	(1,311)
Sales of securities available for sale were as follows:

	2018	2017	2016
Proceeds from sales	$16,806,062	$11,963,359	$14,847,380
Gross realized gains	3	1	13,289
Gross realized losses	(159)	(4,942)	(2,059)
Tax benefit (expense) related to securities gains/losses	33	1,729	(3,931)
Premiums and Discounts. Premium amortization and discount accretion included in interest income on securities was as follows:

	2018	2017	2016
Premium amortization	$(108,483)	$(97,841)	$(90,782)
Discount accretion	7,955	7,908	11,077
Net (premium amortization) discount accretion	$(100,528)	$(89,933)	$(79,705)

Trading Account Securities. Year-end trading account securities, at estimated fair value, were as follows:

	2018	2017
U.S. Treasury	$21,928	$19,210
States and political subdivisions	2,158	1,888
Total	$24,086	$21,098
Net gains and losses on trading account securities were as follows:

	2018	2017	2016
Net gain on sales transactions	$1,816	$1,408	$1,236
Net mark-to-market gains (losses)	105	(43)	(157)
Net gain on trading account securities	$1,921	$1,365	$1,079
Note 3 - Loans
Year-end loans, including leases net of unearned discounts, consisted of the following:

	2018	2017
Commercial and industrial	$5,111,957	$4,792,388
Energy:
Production	1,309,314	1,182,326
Service	168,775	171,795
Other	124,509	144,972
Total energy	1,602,598	1,499,093
Commercial real estate:
Commercial mortgages	4,121,966	3,887,742
Construction	1,267,717	1,066,696
Land	306,755	331,986
Total commercial real estate	5,696,438	5,286,424
Consumer real estate:
Home equity loans	353,924	355,342
Home equity lines of credit	337,168	291,950
Other	427,898	376,002
Total consumer real estate	1,118,990	1,023,294
Total real estate	6,815,428	6,309,718
Consumer and other	569,750	544,466
Total loans	$14,099,733	$13,145,665
Concentrations of Credit. Most of our lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio, as well as other markets. The majority of our loan portfolio consists of commercial and industrial and commercial real estate loans. As of December 31, 2018 and 2017, there were no concentrations of loans related to any single industry in excess of 10% of total loans other than energy loans, which totaled 11.4% of total loans at such dates, respectively. Unfunded commitments to extend credit and standby letters of credit issued to customers in the energy industry totaled $1.1 billion and $67.9 million, respectively, as of December 31, 2018.
Foreign Loans. We have U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at December 31, 2018 or 2017.
Overdrafts. Deposit account overdrafts reported as loans totaled $8.5 million and $7.3 million at December 31, 2018 and 2017.

Related Party Loans. In the ordinary course of business, we have granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”). Activity in related party loans during 2018 is presented in the following table. Other changes were primarily related to changes in related-party status.

Balance outstanding at December 31, 2017	$166,403
Principal additions	316,584
Principal reductions	(226,718)
Other changes	(213)
Balance outstanding at December 31, 2018	$256,056
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
Year-end non-accrual loans, segregated by class of loans, were as follows:

	2018	2017
Commercial and industrial	$9,239	$46,186
Energy	46,932	94,302
Commercial real estate:
Buildings, land and other	15,268	7,589
Construction	—	—
Consumer real estate	892	2,109
Consumer and other	1,408	128
Total	$73,739	$150,314
Had non-accrual loans performed in accordance with their original contract terms, we would have recognized additional interest income, net of tax, of approximately $5.2 million in 2018, $3.7 million in 2017 and $3.1 million in 2016.
An age analysis of past due loans (including both accruing and non-accruing loans), segregated by class of loans, as of December 31, 2018 was as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and industrial	$22,577	$16,556	$39,133	$5,072,824	$5,111,957	$11,912
Energy	4,395	1,717	6,112	1,596,486	1,602,598	513
Commercial real estate:
Buildings, land and other	18,390	4,393	22,783	4,405,938	4,428,721	4,321
Construction	760	—	760	1,266,957	1,267,717	—
Consumer real estate	9,105	2,608	11,713	1,107,277	1,118,990	2,608
Consumer and other	7,019	1,114	8,133	561,617	569,750	1,114
Total	$62,246	$26,388	$88,634	$14,011,099	$14,099,733	$20,468

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

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
2018
Commercial and industrial	$9,094	$2,842	$4,287	$7,129	$2,558	$18,246
Energy	67,900	6,817	39,890	46,707	9,671	75,453
Commercial real estate:
Buildings, land and other	15,774	2,168	12,517	14,685	2,599	12,799
Construction	—	—	—	—	—	—
Consumer real estate	293	293	—	293	—	704
Consumer and other	1,475	—	1,407	1,407	1,407	925
Total	$94,536	$12,120	$58,101	$70,221	$16,235	$108,127
2017
Commercial and industrial	$60,781	$28,038	$15,722	$43,760	$7,553	$30,073
Energy	99,606	33,080	61,162	94,242	13,267	76,492
Commercial real estate:
Buildings, land and other	10,795	6,394	—	6,394	—	6,164
Construction	—	—	—	—	—	—
Consumer real estate	1,214	1,214	—	1,214	—	1,167
Consumer and other	—	—	—	—	—	11
Total	$172,396	$68,726	$76,884	$145,610	$20,820	$113,907
2016
Commercial and industrial	$40,288	$19,862	$9,047	$28,909	$5,436	$26,074
Energy	60,522	27,759	29,804	57,563	3,750	57,360
Commercial real estate:
Buildings, land and other	11,369	6,866	—	6,866	—	17,729
Construction	—	—	—	—	—	438
Consumer real estate	977	655	—	655	—	537
Consumer and other	32	30	—	30	—	25
Total	$113,188	$55,172	$38,851	$94,023	$9,186	$102,163

Troubled Debt Restructurings. The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules, reductions in collateral and other actions intended to minimize potential losses. Troubled debt restructurings that occurred during 2018, 2017 and 2016 are set forth in the following table.

	2018		2017		2016
	Balance at Restructure	Balance at Year-end	Balance at Restructure	Balance at Year-end	Balance at Restructure	Balance at Year-end
Commercial and industrial	$2,203	$—	$4,026	$3,766	$2,148	$1,022
Energy	13,708	—	56,096	54,330	87,572	43,841
Commercial real estate:
Buildings, land and other	—	—	—	—	1,455	—
Construction	—	—	388	388	243	—
	$15,911	$—	$60,510	$58,484	$91,418	$44,863
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

	2018	2017	2016
Restructured loans past due in excess of 90 days at period-end:
Number of loans	—	1	2
Dollar amount of loans	$—	$43,137	$3,230
Restructured loans on non-accrual status at period end	—	53,622	44,863
Charge-offs of restructured loans:
Recognized in connection with restructuring	—	—	4,115
Recognized on previously restructured loans	7,650	9,951	9,490
Proceeds from sale of restructured loans	15,750	—	30,470
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

	December 31, 2018		December 31, 2017
	Weighted Average Risk Grade	Loans	Weighted Average Risk Grade	Loans
Commercial and industrial
Risk grades 1-8	6.12	$4,862,275	6.06	$4,378,839
Risk grade 9	9.00	112,431	9.00	170,285
Risk grade 10	10.00	58,328	10.00	99,260
Risk grade 11	11.00	69,684	11.00	97,818
Risk grade 12	12.00	6,681	12.00	38,633
Risk grade 13	13.00	2,558	13.00	7,553
Total	6.30	$5,111,957	6.41	$4,792,388
Energy
Risk grades 1-8	5.76	$1,451,673	6.01	$1,199,207
Risk grade 9	9.00	35,565	9.00	50,427
Risk grade 10	10.00	43,001	10.00	64,282
Risk grade 11	11.00	25,427	11.00	90,875
Risk grade 12	12.00	37,261	12.00	81,035
Risk grade 13	13.00	9,671	13.00	13,267
Total	6.22	$1,602,598	6.97	$1,499,093

	December 31, 2018		December 31, 2017
	Weighted Average Risk Grade	Loans	Weighted Average Risk Grade	Loans
Commercial real estate:
Buildings, land and other
Risk grades 1-8	6.76	$4,143,264	6.75	$3,868,659
Risk grade 9	9.00	109,660	9.00	151,487
Risk grade 10	10.00	62,353	10.00	129,391
Risk grade 11	11.00	98,176	11.00	62,602
Risk grade 12	12.00	12,669	12.00	7,589
Risk grade 13	13.00	2,599	13.00	—
Total	6.98	$4,428,721	7.00	$4,219,728
Construction
Risk grades 1-8	7.13	$1,177,260	7.11	$1,019,635
Risk grade 9	9.00	60,754	9.00	18,042
Risk grade 10	10.00	24,877	10.00	23,393
Risk grade 11	11.00	4,826	11.00	5,626
Risk grade 12	12.00	—	12.00	—
Risk grade 13	13.00	—	13.00	—
Total	7.29	$1,267,717	7.23	$1,066,696
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

Net (charge-offs)/recoveries, segregated by class of loan, were as follows:

	2018	2017	2016
Commercial and industrial	$(22,388)	$(17,453)	$(12,259)
Energy	(13,121)	(10,009)	(18,588)
Commercial real estate:
Buildings, land and other	(263)	735	813
Construction	13	11	23
Consumer real estate	(1,538)	(506)	(257)
Consumer and other	(7,548)	(5,919)	(4,219)
Total	$(44,845)	$(33,141)	$(34,487)
In assessing the general economic conditions in the State of Texas, management monitors and tracks the Texas Leading Index (“TLI”), which is produced by the Federal Reserve Bank of Dallas. The TLI is a single summary statistic that is designed to signal the likelihood of the Texas economy’s transition from expansion to recession and vice versa. Management believes this index provides a reliable indication of the direction of overall credit quality. The TLI is a composite of the following eight leading indicators: (i) Texas Value of the Dollar, (ii) U.S. Leading Index, (iii) real oil prices (iv) well permits, (v) initial claims for unemployment insurance, (vi) Texas Stock Index, (vii) Help-Wanted Index and (viii) average weekly hours worked in manufacturing. The TLI totaled 127.4 at November 30, 2018 (most recent date available) and 129.3 at December 31, 2017. A higher TLI value implies more favorable economic conditions.
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
The environmental adjustment factor is based upon a more qualitative analysis of risk and is calculated through a survey of senior officers who are involved in credit making decisions at a corporate-wide and/or regional level. On a quarterly basis, survey participants rate the degree of various risks utilizing a numeric scale that translates to varying grades of high, moderate or low levels of risk. The results are then input into a risk-weighting matrix to determine an appropriate environmental risk adjustment factor. The various risks that may be considered in the determination of the environmental adjustment factor include, among other things, (i) the experience, ability and effectiveness of the bank’s lending management and staff; (ii) the effectiveness of our loan policies, procedures and internal controls; (iii) changes in asset quality; (iv) the impact of legislative and governmental influences affecting industry sectors; (v) the effectiveness of the internal loan review function; (vi) the impact of competition on loan structuring and pricing; and (vii) the impact of rising interest rates on portfolio risk. In periods where the surveyed risks are perceived to be higher, the risk-weighting matrix will generally result in a higher environmental adjustment factor, which, in turn will result in higher levels of macroeconomic valuation allowance allocations. The opposite holds true in periods where the surveyed risks are perceived to be lower.
Macroeconomic valuation allowances also include amounts allocated for loans to borrowers in distressed industries within our commercial loan portfolio segments. To determine the amount of the allocation for our commercial and industrial and commercial real estate loan portfolio segments, management calculates the weighted-average risk grade for all loans to borrowers in distressed industries by loan portfolio segment. A multiple is then applied to the amount by which the weighted-average risk grade for loans to borrowers in distressed industries exceeds the weighted-average risk grade for all pass-grade loans within the loan portfolio segment to derive an allocation factor for loans to borrowers in distressed industries. The amount of the allocation for each loan portfolio segment is the product of this allocation factor and the outstanding balance of pass-grade loans within the identified distressed industries that have a risk grade of 6 or higher. Management identifies potential distressed industries by analyzing industry trends related to delinquencies, classifications and charge-offs as well as individual borrower financial information.
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
Macroeconomic valuation allowances may also include additional reserves allocated based upon management's assessment of current and expected economic conditions, trends and other quantitative and qualitative portfolio risk factors that are external to us or that are not otherwise captured in our allowance modeling process but could impact the credit risk or inherent losses within our loan portfolio segments. Additional reserves are allocated when, based upon this assessment, management believes that there are inherent credit risks for a given portfolio segment that have not yet materialized through the migration of loan risk grades and, therefore, have not yet impacted our historical or general valuation allowances.
The following table presents details of the allowance for loan losses, segregated by loan portfolio segment.

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
December 31, 2018
Historical valuation allowances	$25,351	$9,697	$20,817	$2,688	$6,845	$65,398
Specific valuation allowances	2,558	9,671	2,599	—	1,407	16,235
General valuation allowances	10,062	6,014	4,366	1,671	(13)	22,100
Macroeconomic valuation allowances	10,609	3,670	10,995	1,744	1,381	28,399
Total	$48,580	$29,052	$38,777	$6,103	$9,620	$132,132
December 31, 2017
Historical valuation allowances	$26,401	$22,073	$18,931	$2,473	$5,603	$75,481
Specific valuation allowances	7,553	13,267	—	—	—	20,820
General valuation allowances	9,112	7,964	4,165	2,133	(91)	23,283
Macroeconomic valuation allowances	16,548	8,224	7,852	1,051	2,105	35,780
Total	$59,614	$51,528	$30,948	$5,657	$7,617	$155,364
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

Our recorded investment in loans related to each balance in the allowance for loan losses by portfolio segment and detailed on the basis of the impairment methodology we used was as follows:

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
December 31, 2018
Individually evaluated	$7,129	$46,707	$14,685	$293	$1,407	$70,221
Collectively evaluated	5,104,828	1,555,891	5,681,753	1,118,697	568,343	14,029,512
Total	$5,111,957	$1,602,598	$5,696,438	$1,118,990	$569,750	$14,099,733
December 31, 2017
Individually evaluated	$43,760	$94,242	$6,394	$1,214	$—	$145,610
Collectively evaluated	4,748,628	1,404,851	5,280,030	1,022,080	544,466	13,000,055
Total	$4,792,388	$1,499,093	$5,286,424	$1,023,294	$544,466	$13,145,665
The following table details activity in the allowance for loan losses by portfolio segment for 2018, 2017 and 2016. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
2018
Beginning balance	$59,614	$51,528	$30,948	$5,657	$7,617	$155,364
Provision for loan losses	11,354	(9,355)	8,079	1,984	9,551	21,613
Charge-offs	(26,076)	(13,940)	(619)	(2,143)	(17,197)	(59,975)
Recoveries	3,688	819	369	605	9,649	15,130
Net charge-offs	(22,388)	(13,121)	(250)	(1,538)	(7,548)	(44,845)
Ending balance	$48,580	$29,052	$38,777	$6,103	$9,620	$132,132
Allocated to loans:
Individually evaluated for impairment	$2,558	$9,671	$2,599	$—	$1,407	$16,235
Collectively evaluated for impairment	46,022	19,381	36,178	6,103	8,213	115,897
Ending balance	$48,580	$29,052	$38,777	$6,103	$9,620	$132,132
2017
Beginning balance	$52,915	$60,653	$30,213	$4,238	$5,026	$153,045
Provision for loan losses	24,152	884	(11)	1,925	8,510	35,460
Charge-offs	(20,619)	(10,595)	(86)	(925)	(15,579)	(47,804)
Recoveries	3,166	586	832	419	9,660	14,663
Net charge-offs	(17,453)	(10,009)	746	(506)	(5,919)	(33,141)
Ending balance	$59,614	$51,528	$30,948	$5,657	$7,617	$155,364
Allocated to loans:
Individually evaluated for impairment	$7,553	$13,267	$—	$—	$—	$20,820
Collectively evaluated for impairment	52,061	38,261	30,948	5,657	7,617	134,544
Ending balance	$59,614	$51,528	$30,948	$5,657	$7,617	$155,364

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
2016
Beginning balance	$42,993	$54,696	$24,313	$4,659	$9,198	$135,859
Provision for loan losses	22,181	24,545	5,064	(164)	47	51,673
Charge-offs	(15,910)	(18,644)	(82)	(814)	(12,878)	(48,328)
Recoveries	3,651	56	918	557	8,659	13,841
Net charge-offs	(12,259)	(18,588)	836	(257)	(4,219)	(34,487)
Ending balance	$52,915	$60,653	$30,213	$4,238	$5,026	$153,045
Allocated to loans:
Individually evaluated for impairment	$5,436	$3,750	$—	$—	$—	$9,186
Collectively evaluated for impairment	47,479	56,903	30,213	4,238	5,026	143,859
Ending balance	$52,915	$60,653	$30,213	$4,238	$5,026	$153,045
Note 4 - Premises and Equipment
Year-end premises and equipment were as follows:

	2018	2017
Land	$104,045	$107,249
Buildings	373,276	379,829
Furniture and equipment	196,871	179,424
Leasehold improvements	83,320	74,314
Construction in progress	45,456	11,107
	802,968	751,923
Less accumulated depreciation and amortization	(250,638)	(230,965)
Total premises and equipment, net	$552,330	$520,958
Depreciation and amortization of premises and equipment totaled $37.2 million in 2018, $36.3 million in 2017 and $36.0 million in 2016.
Comprehensive Development Agreement. In July 2015, we entered into a comprehensive development agreement with the City of San Antonio and a third party controlled by one of our directors whereby under separate agreements, (i) we sold our existing headquarters building to the City of San Antonio and other adjacent properties to the third party in the fourth quarter of 2016, (ii) the third party has agreed to build a new office building where we will be the primary tenant (the "New Frost Headquarters"), and (iii) we have agreed to lease back our existing headquarters building from the City of San Antonio until the construction of the New Frost Headquarters is complete, which is expected to occur in second quarter of 2019. In connection with the sale and subsequent leaseback of our existing headquarters building with the City of San Antonio and the sale of other adjacent properties to the third party in the fourth quarter of 2016, we recognized a net gain totaling $10.3 million in 2016 and a deferred gain. The deferred gain totaled $1.4 million at December 31, 2018 and $4.2 million at December 31, 2017, and will be amortized into income over the term of the lease. During 2018 and 2017, amortization of the deferred gain totaled $2.8 million and $2.9 million, respectively. Under the comprehensive development agreement, we also agreed to sell various properties adjacent to the New Frost Headquarters to the third party in 2019. We do not expect any gains or losses that may be realized on those future sales to have a significant impact on our financial statements.

Note 5 - Goodwill and Other Intangible Assets
Goodwill and other intangible assets are presented in the tables below. During 2016, we recorded goodwill totaling $284 thousand and other intangible assets totaling $405 thousand in connection with an insurance acquisition.
Goodwill. Year-end goodwill was as follows:

	2018	2017
Goodwill	$654,952	$654,952
Other Intangible Assets. Year-end other intangible assets were as follows:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
2018
Core deposits	$9,300	$(6,341)	$2,959
Customer relationships	4,206	(3,534)	672
Non-compete agreements	74	(56)	18
	$13,580	$(9,931)	$3,649
2017
Core deposits	$9,300	$(5,256)	$4,044
Customer relationships	4,669	(3,683)	986
Non-compete agreements	74	(31)	43
	$14,043	$(8,970)	$5,073
Other intangible assets are amortized on an accelerated basis over their estimated lives, which range from 5 to 10 years. Amortization expense related to intangible assets totaled $1.4 million in 2018, $1.7 million in 2017, and $2.4 million in 2016. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2018 is as follows:

2019	$1,167
2020	919
2021	697
2022	481
2023	283
Thereafter	102
$3,649

Note 6 - Deposits
Year-end deposits were as follows:

	2018	2017
Non-interest-bearing demand deposits:
Commercial and individual	$10,305,850	$10,412,882
Correspondent banks	235,748	222,648
Public funds	455,896	561,563
Total non-interest-bearing demand deposits	10,997,494	11,197,093
Interest-bearing deposits:
Private accounts:
Savings and interest checking	6,977,813	6,788,766
Money market accounts	7,777,470	7,624,471
Time accounts of $100,000 or more	526,789	453,668
Time accounts under $100,000	331,511	324,636
Total private accounts	15,613,583	15,191,541
Public funds:
Savings and interest checking	473,754	410,140
Money market accounts	59,953	59,008
Time accounts of $100,000 or more	4,332	14,301
Time accounts under $100,000	88	306
Total public funds	538,127	483,755
Total interest-bearing deposits	16,151,710	15,675,296
Total deposits	$27,149,204	$26,872,389
The following table presents additional information about our year-end deposits:

	2018	2017
Deposits from foreign sources (primarily Mexico)	$752,658	$716,339
Deposits not covered by deposit insurance	13,111,210	13,281,040
Deposits from certain directors, executive officers and their affiliates	199,321	196,686
Scheduled maturities of time deposits, including both private and public funds, at December 31, 2018 were as follows:

2019	$649,407
2020	213,286
2021	27
2022	—
2023	—
$862,720
Scheduled maturities of time deposits in amounts of $100,000 or more, including both private and public funds, at December 31, 2018, were as follows:

Due within 3 months or less	$145,620
Due after 3 months and within 6 months	102,061
Due after 6 months and within 12 months	138,845
Due after 12 months	144,595
$531,121

Note 7 - Borrowed Funds
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase. Federal funds purchased are short-term borrowings that typically mature within one to ninety days. Federal funds purchased totaled $7.3 million and $30.6 million at December 31, 2018 and 2017. Securities sold under agreements to repurchase are secured short-term borrowings that typically mature overnight or within thirty to ninety days. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. We may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase totaled $1.4 billion and $1.1 billion at December 31, 2018 and 2017.
Subordinated Notes Payable. In March 2017, we issued $100 million of 4.50% subordinated notes that mature on March 17, 2027. The notes, which qualify as Tier 2 capital for Cullen/Frost, bear interest at the rate of 4.50% per annum, payable semi-annually on each March 17 and September 17. The notes are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries. Unamortized debt issuance costs related to these notes, totaled approximately $1.3 million at December 31, 2018. Proceeds from sale of the notes were used for general corporate purposes.
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
Junior Subordinated Deferrable Interest Debentures. At December 31, 2018 and 2017, we had $123.7 million of junior subordinated deferrable interest debentures issued to Cullen/Frost Capital Trust II (“Trust II”), a wholly owned Delaware statutory business trust. Unamortized debt issuance costs related to Trust II totaled $873 thousand and $931 thousand at December 31, 2018 and 2017. At December 31, 2018 and 2017, we also had $13.4 million of junior subordinated deferrable interest debentures issued to WNB Capital Trust I (“WNB Trust”), a wholly owned Delaware statutory business trust acquired in connection with the acquisition of WNB Bancshares, Inc. (“WNB”) in 2014. Trust II and WNB Trust are variable interest entities for which we are not the primary beneficiary. As such, the accounts of Trust II and WNB Trust are not included in our consolidated financial statements. See Note 1 - Summary of Significant Accounting Policies for additional information about our consolidation policy. Details of our transactions with the capital trust are presented below.
Trust II was formed in 2004 for the purpose of issuing $120.0 million of floating rate (three-month LIBOR plus a margin of 1.55%) trust preferred securities, which represent beneficial interests in the assets of the trust. The trust preferred securities will mature on March 1, 2034 and are currently redeemable with the approval of the Federal Reserve Board in whole or in part at our option. Distributions on the trust preferred securities are payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. Trust II also issued $3.7 million of common equity securities to Cullen/Frost. The proceeds of the offering of the trust preferred securities and common equity securities were used to purchase $123.7 million of floating rate (three-month LIBOR plus a margin of 1.55%, which was equal to 4.29% and 3.03% at December 31, 2018 and 2017) junior subordinated deferrable interest debentures issued by us, which have terms substantially similar to the trust preferred securities.
WNB Trust was formed in 2004 by WNB for the purpose of issuing $13.0 million of floating rate (three-month LIBOR plus a margin of 2.35%) trust preferred securities, which represent beneficial interests in the assets of the trust. The trust preferred securities will mature on July 23, 2034 and are currently redeemable with the approval of the Federal Reserve Board in whole or in part at our option. Distributions on the trust preferred securities are payable quarterly in arrears on January 23, April 23, July 23 and October 23 of each year. WNB Trust also issued $403 thousand of common equity securities to WNB. The proceeds of the offering of the trust preferred securities and common equity securities were used to purchase $13.4 million of floating rate (three-month LIBOR plus a margin of 2.35%, which was equal to 4.83% and 3.71% at December 31, 2018and 2017) junior subordinated deferrable interest debentures issued by WNB, which have terms substantially similar to the trust preferred securities.
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
Although the accounts of Trust II and WNB Trust are not included in our consolidated financial statements, the $120.0 million in trust preferred securities issued by Trust II and the $13.0 million in trust preferred securities issued by WNB Trust are included in the capital of Cullen/Frost for regulatory capital purposes as of December 31, 2018 and 2017. See Note 9 - Capital and Regulatory Matters.
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
Year-end financial instruments with off-balance-sheet risk were as follows:

	2018	2017
Commitments to extend credit	$8,369,721	$7,949,400
Standby letters of credit	271,575	236,595
Deferred standby letter of credit fees	2,069	1,843
Credit Card Guarantees. We guarantee the credit card debt of certain customers to the merchant bank that issues the cards. At December 31, 2018 and 2017, the guarantees totaled approximately $8.1 million and $8.4 million, of which amounts, $1.4 million and $1.2 million were fully collateralized.

Lease Commitments. We lease certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $31.1 million in 2018, $30.5 million in 2017 and $28.9 million in 2016. Future minimum lease payments due under non-cancelable operating leases at December 31, 2018 were as follows:

2019	$33,137
2020	34,758
2021	33,421
2022	30,873
2023	29,216
Thereafter	320,580
$481,985
It is expected that certain leases will be renewed, or equipment replaced with new leased equipment, as these leases expire. Aggregate future minimum rentals to be received under non-cancelable subleases greater than one year at December 31, 2018, were $293 thousand.
We lease certain branch facilities from various partnership interests of certain directors. Payments related to these leases totaled $464 thousand in 2018, $1.4 million in 2017 and $1.0 million in 2016.
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
The Basel III Capital Rules, a new comprehensive capital framework for U.S. banking organizations, became effective for Cullen/Frost and Frost Bank on January 1, 2015 (subject to a phase-in period for certain provisions). Quantitative measures established by the Basel III Capital Rules designed to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1 capital, Tier 1 capital and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to adjusted quarterly average assets (as defined).
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
Tier 1 capital includes Common Equity Tier 1 capital and Additional Tier 1 capital. For Cullen/Frost, Additional Tier 1 capital at December 31, 2018 and 2017 included $144.5 million of 5.375% non-cumulative perpetual preferred stock. Frost Bank did not have any Additional Tier 1 capital beyond Common Equity Tier 1 at December 31, 2018 or 2017.
Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both Cullen/Frost and Frost Bank includes a permissible portion of the allowance for loan losses. Tier 2 capital for Cullen/Frost also includes trust preferred securities that were excluded from Tier 1 capital and qualified subordinated debt. At both December 31, 2018 and 2017, Cullen/Frost's Tier 2 capital included $133.0 million of trust preferred securities. At both December 31, 2018 and 2017, Tier 2 Capital for Cullen/Frost also included $100.0 million related to the permissible portion of our aggregate $100 million of 4.50% subordinated notes. The permissible portion of qualified subordinated notes decreases 20% per year during the final five years of the term of the notes.
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
Fully phased in on January 1, 2019, the Basel III Capital Rules require Cullen/Frost and Frost Bank to maintain (i) a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% Common Equity Tier 1 capital ratio, effectively resulting in a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of at least 7.0%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio, effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio, effectively resulting in a minimum total capital ratio of 10.5%) and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average quarterly assets.
The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and was phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reached 2.5% on January 1, 2019). The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to Cullen/Frost or Frost Bank. The capital conservation buffer is designed to absorb losses during periods of economic stress and, as detailed above, effectively increases the minimum required risk-weighted capital ratios. Banking institutions with a ratio of Common Equity Tier 1 capital to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer and, if applicable, the countercyclical capital buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall and the institution's “eligible retained income” (that is, four quarter trailing net income, net of distributions and tax effects not reflected in net income).

The following table presents actual and required capital ratios as of December 31, 2018 and December 31, 2017 for Cullen/Frost and Frost Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2018 and December 31, 2017 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
2018
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$2,642,475	12.65%	$1,332,052	6.375%	$1,462,645	7.00%	$1,358,171	6.50%
Frost Bank	2,743,973	13.17	1,328,180	6.375	1,458,393	7.00	1,354,222	6.50
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	2,786,961	13.34	1,645,476	7.875	1,776,069	8.50	1,671,595	8.00
Frost Bank	2,743,973	13.17	1,640,693	7.875	1,770,906	8.50	1,666,735	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	3,152,593	15.09	2,063,375	9.875	2,193,968	10.50	2,089,494	10.00
Frost Bank	2,876,605	13.81	2,057,376	9.875	2,187,590	10.50	2,083,419	10.00
Leverage Ratio
Cullen/Frost	2,786,961	9.06	1,231,028	4.00	1,231,028	4.00	1,538,785	5.00
Frost Bank	2,743,973	8.93	1,229,650	4.00	1,229,650	4.00	1,537,062	5.00

2017
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$2,426,048	12.42%	$1,123,430	5.75%	$1,367,583	7.00%	$1,269,965	6.50%
Frost Bank	2,518,999	12.92	1,120,663	5.75	1,364,214	7.00	1,266,836	6.50
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	2,570,534	13.16	1,416,499	7.25	1,660,637	8.50	1,563,033	8.00
Frost Bank	2,518,999	12.92	1,413,010	7.25	1,656,546	8.50	1,559,183	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	2,959,326	15.15	1,807,257	9.25	2,051,375	10.50	1,953,792	10.00
Frost Bank	2,674,791	13.72	1,802,805	9.25	2,046,321	10.50	1,948,979	10.00
Leverage Ratio
Cullen/Frost	2,570,534	8.46	1,215,227	4.00	1,215,186	4.00	1,519,034	5.00
Frost Bank	2,518,999	8.30	1,214,295	4.00	1,214,254	4.00	1,517,869	5.00
Management believes that, as of December 31, 2018, Cullen/Frost and its bank subsidiary, Frost Bank, were “well capitalized” based on the ratios presented above.
Cullen/Frost and Frost Bank are subject to the regulatory capital requirements administered by the Federal Reserve Board and, for Frost Bank, the Federal Deposit Insurance Corporation (“FDIC”). Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of December 31, 2018, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.

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
Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On October 24, 2017, our board of directors authorized a $150.0 million stock repurchase program, allowing us to repurchase shares of our common stock over a two-year period from time to time at various prices in the open market or through private transactions. Under this plan, we repurchased 1,027,292 shares at a total cost of $100.0 million during 2018. Under a prior plan, we repurchased 1,134,966 shares at a total cost of $100.0 million during 2017. Under the Basel III Capital Rules, Cullen/Frost may not repurchase its common stock (or repurchase or redeem any of its preferred stock or subordinated notes) without the prior approval of the Federal Reserve Board.
Dividend Restrictions. In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements, including to repurchase its common stock. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well capitalized” status, at December 31, 2018, Frost Bank could pay aggregate dividends of up to $631.3 million to Cullen/Frost without prior regulatory approval.
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

	2018	2017	2016
Net Income	$454,918	$364,149	$304,261
Less: Preferred stock dividends	8,063	8,063	8,063
Net income available to common shareholders	446,855	356,086	296,198
Less: Earnings allocated to participating securities	3,169	2,016	1,145
Net earnings allocated to common stock	$443,686	$354,070	$295,053

Distributed earnings allocated to common stock	$164,268	$143,356	$134,374
Undistributed earnings allocated to common stock	279,418	210,714	160,679
Net earnings allocated to common stock	$443,686	$354,070	$295,053

Weighted-average shares outstanding for basic earnings per common share	63,704,508	63,693,927	62,376,260
Dilutive effect of stock compensation	982,208	968,161	592,615
Weighted-average shares outstanding for diluted earnings per common share	64,686,716	64,662,088	62,968,875
Note 11 - Employee Benefit Plans
Retirement Plans
Profit Sharing Plans. The profit-sharing plan is a defined contribution retirement plan that covers employees who have completed at least one year of service and are age 21 or older. All contributions to the plan are made at our discretion and may be made without regard to current or accumulated profits. Contributions are allocated to eligible participants uniformly, based upon compensation, age and other factors. Plan participants self-direct the investment of allocated contributions by choosing from a menu of investment options. Account assets are subject to withdrawal restrictions and participants vest in their accounts after three years of service. We also maintain a separate non-qualified profit sharing plan for certain employees whose participation in the qualified profit sharing plan is limited. The plan offers such employees an alternative means of receiving comparable benefits. Expense related to these plans totaled $12.4 million in 2018, $12.7 million in 2017 and $11.6 million in 2016. Our qualified profit sharing plan was merged with and into our 401(k) plan effective January 1, 2019.
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

We use a December 31 measurement date for our defined benefit plans. Combined activity in our defined benefit pension plans was as follows:

	2018	2017	2016
Change in plan assets:
Fair value of plan assets at beginning of year	$168,450	$157,214	$163,270
Actual return on plan assets	(7,739)	23,518	5,174
Employer contributions	1,077	1,049	4,819
Benefits paid	(8,968)	(13,331)	(16,049)
Fair value of plan assets at end of year	152,820	168,450	157,214
Change in benefit obligation:
Benefit obligation at beginning of year	182,607	176,751	194,140
Interest cost	5,898	6,189	6,958
Actuarial (gain) loss	(12,430)	12,998	(8,298)
Benefits paid	(8,968)	(13,331)	(16,049)
Benefit obligation at end of year	167,107	182,607	176,751
Funded status of the plan at end of year and accrued benefit (liability) recognized	$(14,287)	$(14,157)	$(19,537)
Accumulated benefit obligation at end of year	$167,107	$182,607	$176,751
Certain disaggregated information related to our defined benefit pension plans as of year-end was as follows:

	Retirement Plan		Restoration Plan
	2018	2017	2018	2017
Projected benefit obligation	$152,035	$166,191	$15,072	$16,416
Accumulated benefit obligation	152,035	166,191	15,072	16,416
Fair value of plan assets	152,820	168,450	—	—
Funded status of the plan at end of year and accrued benefit (liability) recognized	785	2,259	(15,072)	(16,416)
The components of the combined net periodic cost (benefit) for our defined benefit pension plans are presented in the table below. Supplemental executive retirement plan (“SERP”) settlement costs were related to the retirement of a former executive officer.

	2018	2017	2016
Expected return on plan assets, net of expenses	$(11,916)	$(11,117)	$(11,558)
Interest cost on projected benefit obligation	5,898	6,189	6,958
Net amortization and deferral	5,002	5,429	6,247
SERP settlement costs	—	—	1,027
Net periodic expense (benefit)	$(1,016)	$501	$2,674
Amounts related to our defined benefit pension plans recognized as a component of other comprehensive income were as follows:

	2018	2017	2016
Net actuarial gain (loss)	$(2,223)	$4,832	$9,188
Deferred tax (expense) benefit	466	(1,774)	(3,216)
Other comprehensive income (loss), net of tax	$(1,757)	$3,058	$5,972

Amounts recognized as a component of accumulated other comprehensive loss as of year-end that have not been recognized as a component of the combined net period benefit cost of our defined benefit pension plans are presented in the following table. We expect to recognize approximately $5.6 million of the net actuarial loss reported in the following table as of December 31, 2018 as a component of net periodic benefit cost during 2019.

	2018	2017
Net actuarial loss	$(60,123)	$(57,900)
Deferred tax benefit	12,626	12,160
Amounts included in accumulated other comprehensive income/loss, net of tax	(47,497)	(37,718)
The weighted-average assumptions used to determine the benefit obligations as of the end of the years indicated and the net periodic benefit cost for the years indicated are presented in the table below. Because the plans were frozen, increases in compensation are not considered after 2001.

	2018	2017	2016
Benefit obligations:
Discount rate	4.36%	3.68%	4.24%
Net periodic benefit cost:
Discount rate	3.68%	4.24%	4.55%
Expected return on plan assets	7.25	7.25	7.25
Management uses an asset allocation optimization model to analyze the potential risks and rewards associated with various asset allocation strategies on a quarterly basis. As of December 31, 2018, management’s investment objective for our defined benefit plans is to achieve long-term growth. This strategy provides for a target asset allocation of approximately 65% invested in equity securities, approximately 32% invested in fixed income debt securities with any remainder invested in cash or short-term cash equivalents. The modeling process calculates, with a 90% confidence ratio, the potential risk associated with a given asset allocation over a full market cycle and helps achieve adequate diversification of investment assets. The plan assets are reviewed annually to determine if the obligations can be met with the current investment mix and funding strategy.
The major categories of assets in our Retirement Plan as of year-end are presented in the following table. Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 “Fair Value Measurements and Disclosures,” utilized to measure fair value (see Note 17 - Fair Value Measurements). Our Restoration Plan is unfunded.

	2018	2017
Level 1:
Mutual funds	$152,477	$165,322
Cash and cash equivalents	343	3,128
Total fair value of plan assets	$152,820	$168,450
Mutual funds include various equity, fixed-income and blended funds with varying investment strategies. Approximately 62.5% of mutual fund investments consist of equity investments as of December 31, 2018. The investment objective of equity funds is long-term capital appreciation with current income. The remaining mutual fund investments consist of U.S. fixed-income securities, including investment-grade U.S. Treasury securities, U.S. government agency securities and mortgage-backed securities, corporate bonds and notes and collateralized mortgage obligations. The investment objective of fixed-income funds is to maximize investment return while preserving investment principal. U.S. government agency securities include obligations of Ginnie Mae. Our investment strategies prohibit selling assets short and the use of derivatives. Additionally, our defined benefit plans do not directly invest in real estate, commodities, or private investments.
The asset allocation optimization model is used to estimate the expected long-term rate of return for a given asset allocation strategy. Expectations of returns for each asset class are based on comprehensive reviews of historical data and economic/financial market theory. During periods with volatile interest rates and equity security prices, the model may call for changes in the allocation of plan investments to achieve desired returns. Management assumed a long-term rate of return of 7.25% in the determination of the net periodic benefit cost for 2018. The expected long-term rate of return on assets was selected from within the reasonable range of rates determined by historical real returns, net of inflation, for the asset classes covered by the plan’s investment policy and projections of inflation over the long-term period during which benefits are payable to plan participants.
As of December 31, 2018, expected future benefit payments related to our defined benefit plans were as follows:

2019	$9,753
2020	10,208
2021	10,519
2022	10,779
2023	11,077
2024 through 2028	56,225
$108,561
We expect to contribute $1.1 million to the defined benefit plans during 2019.
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
Savings Plans
401(k) Plan and Thrift Incentive Plan. We maintain a 401(k) stock purchase plan that permits each participant to make before- or after-tax contributions in an amount not less than 2% and not exceeding 50% of eligible compensation and subject to dollar limits from Internal Revenue Service regulations. We match 100% of the employee’s contributions to the plan based on the amount of each participant’s contributions up to a maximum of 6% of eligible compensation. Eligible employees must complete 90 days of service in order to enroll and vest in our matching contributions immediately. Expense related to the plan totaled $15.0 million in 2018, $14.3 million in 2017, and $13.6 million in 2016. Our matching contribution is initially invested in the Cullen/Frost common stock fund. However, employees may immediately reallocate our matching portion, as well as invest their individual contribution, to any of a variety of investment alternatives offered under the 401(k) Plan.
We maintain a thrift incentive stock purchase plan to offer certain employees whose participation in the 401(k) plan is limited an alternative means of receiving comparable benefits. Expense related to this plan was not significant during 2018, 2017 and 2016.
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
A combined summary of activity in our active stock plans is presented in the table. Performance stock units outstanding are presented assuming attainment of the maximum payout rate as set forth by the performance criteria. The target award level for performance stock units granted in 2018, 2017 and 2016 was 30,466, 24,162 and 29,240, respectively. As of December 31, 2018, there were 1,264,277 shares remaining available for grant for future awards.

	Director Deferred Stock Units Outstanding		Non-Vested Stock Awards/Stock Units Outstanding		Performance Stock Units Outstanding		Stock Options Outstanding
	Number of Units	Weighted- Average Fair Value at Grant	Number of Shares/Units	Weighted- Average Fair Value at Grant	Number of Units	Weighted- Average Fair Value at Grant	Number of Shares	Weighted- Average Exercise Price
January 1, 2016	45,443	$61.35	173,180	$66.05	—	$—	5,612,240	$60.30
Authorized	—	—	—	—	—	—	—	—
Granted	8,216	63.25	132,800	76.07	43,860	69.70	—	—
Exercised/vested	—	—	(49,130)	54.56	—	—	(1,476,841)	53.40
Forfeited/expired	—	—	—	—	—	—	(46,371)	71.04
December 31, 2016	53,659	61.48	256,850	73.43	43,860	69.70	4,089,028	62.67
Authorized	—	—	—	—	—	—	—	—
Granted	5,447	95.37	99,833	98.90	36,246	92.27	—	—
Exercised/vested	(6,098)	62.29	(39,740)	71.59	—	—	(1,118,122)	60.59
Forfeited/expired	—	—	(4,287)	79.52	—	—	(53,764)	69.78
December 31, 2017	53,008	64.87	312,656	81.71	80,106	79.91	2,917,142	63.34
Authorized	—	—	—	—	—	—	—	—
Granted	6,576	109.58	109,847	94.81	45,703	87.18	—	—
Exercised/vested	(10,674)	63.68	(32,050)	78.92	—	—	(513,134)	61.68
Forfeited/expired	—	—	(6,656)	87.60	—	—	(52,000)	70.42
December 31, 2018	48,910	$71.14	383,797	$85.59	125,809	$82.55	2,352,008	$63.55
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

Other information regarding options outstanding and exercisable as of December 31, 2018 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Number of Shares	Weighted- Average Exercise Price
$45.01	to	$50.00	260,855	$48.00	2.97	260,855	$48.00
50.01	to	55.00	676,059	52.98	2.62	676,059	52.98
65.01	to	70.00	608,336	65.11	6.68	417,227	65.11
70.01	to	75.00	287,506	71.38	4.95	287,506	71.38
75.01	to	80.00	519,252	78.95	5.87	519,252	78.95
		Total	2,352,008	63.55	4.71	2,160,899	63.41
The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $57.4 million and $53.0 million at December 31, 2018.
Shares issued in connection with stock compensation awards are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. Shares issued in connection with stock compensation awards along with other related information were as follows:

	2018	2017	2016
New shares issued from available authorized shares	—	603,842	—
Issued from available treasury stock	548,238	547,078	1,509,121
Total	548,238	1,150,920	1,509,121
Proceeds from stock option exercises	$31,647	$67,746	$78,866
Intrinsic value of stock options exercised	23,292	38,275	30,935
Fair value of stock awards/units vested	4,212	4,578	3,679
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

	2018	2017	2016
Stock options	$3,652	$6,230	$8,235
Non-vested stock awards/stock units	6,983	4,992	3,044
Deferred stock-units	721	519	520
Performance stock units	2,587	1,272	—
Total	$13,943	$13,013	$11,799
Income tax benefit	$2,831	$4,555	$4,130

Unrecognized stock-based compensation expense and the weighted-average period over which the expense is expected to be recognized at December 31, 2018 is presented in the table below. Unrecognized stock-based compensation expense related to performance stock units is presented assuming attainment of the maximum payout rate as set forth by the performance criteria.

	Unrecognized Expense	Weighted-Average Number of Years for Expense Recognition
Stock options	$1,290	0.80
Non-vested stock awards/stock units	17,802	2.74
Performance stock units	6,527	1.77
Total	$25,619
Valuation of Stock-Based Compensation. For the purposes of recognizing stock-based compensation expense, the fair value of non-vested stock awards/stock units and deferred stock units is the market price of the stock on the measurement date, which, for us, is the date of the award. The fair value of performance stock units is determined in a similar manner except that the market price of the stock on the measurement date is discounted by the present value of the dividends expected to be paid on our common stock during the service period of the award because dividend equivalent payments on performance stock units are deferred until such time that the units vest and shares are issued. In applying this discount to the market price of our stock on the measurement date, we assumed we would pay a flat quarterly dividend during the service period equal to our most recent dividend payment, which was $0.67, $0.57 and $0.54 in 2018, 2017, and 2016 respectively discounted at a weighted-average risk-free rate of 3.0%, 1.7% and 1.0% in 2018, 2017, and 2016 respectively.
The fair value of employee stock options granted is estimated on the measurement date, which, for us, is the date of grant. The fair value of stock options is estimated using a binomial lattice-based valuation model that takes into account employee exercise patterns based on changes in our stock price and other variables, and allows for the use of dynamic assumptions about interest rates and expected volatility. No stock options have been granted since 2015.
Note 12 - Other Non-Interest Income and Expense
Other non-interest income and expense totals are presented in the following tables. Components of these totals exceeding 1% of the aggregate of total net interest income and total non-interest income for any of the years presented are stated separately.

	2018	2017	2016
Other non-interest income:
Other	$46,790	$37,222	$41,144
Total	$46,790	$37,222	$41,144
Other non-interest expense:
Professional services	$35,941	$27,968	$26,664
Advertising, promotions and public relations	32,514	29,337	27,677
Travel/meals and entertainment	15,030	15,066	14,393
Check card expense	4,744	16,501	19,442
Other	85,309	86,417	90,812
Total	$173,538	$175,289	$178,988
As discussed in Note 1 - Summary of Significant Accounting Policies, a new accounting standard adopted in 2018 requires us to report network costs associated with debit card and ATM transactions netted against the related fee income from such transactions. Previously, such network costs were reported as a component of check card expense and included in other non-interest expense. In 2018, network costs totaling $11.9 million are reported as a component of interchange and debit card transaction fees in the accompanying Consolidated Statement of Income rather than as a component of check card expense in the table above. For 2017 and 2016, network costs totaling $11.9 million and $12.9 million, respectively, were reported as a component of check card expense in the table above.
In the ordinary course of business, we transact with certain directors and/or their affiliates. Payments for services provided totaled $568 thousand in 2018, $833 thousand in 2017 and $113 thousand in 2016.

Note 13 - Income Taxes
Tax Cuts and Jobs Act. The Tax Cuts and Jobs Act was enacted on December 22, 2017. Among other things, the new law (i) established a new, flat corporate federal statutory income tax rate of 21%, (ii) eliminated the corporate alternative minimum tax and allowed the use of any such carryforwards to offset regular tax liability for any taxable year, (iii) limited the deduction for net interest expense incurred by U.S. corporations, (iv) allowed businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets, (v) eliminated or reduced certain deductions related to meals and entertainment expenses, (vi) modified the limitation on excessive employee remuneration to eliminate the exception for performance-based compensation and clarified the definition of a covered employee and (vii) limited the deductibility of deposit insurance premiums. The Tax Cuts and Jobs Act also significantly changes U.S. tax law related to foreign operations, however, such changes do not currently impact us.
Income Taxes. Income tax expense was as follows:

	2018	2017	2016
Current income tax expense	$840	$58,707	$48,748
Deferred income tax expense (benefit)	52,923	(14,493)	(11,598)
Income tax expense, as reported	$53,763	$44,214	$37,150

Effective tax rate	10.6%	10.8%	10.9%
A reconciliation between reported income tax expense and the amounts computed by applying the U.S. federal statutory income tax rate of 21% in 2018 and 35% in 2017 and 2016 to income before income taxes is presented in the following table.

	2018	2017	2016
Income tax expense computed at the statutory rate	$106,823	$142,927	$119,494
Effect of tax-exempt interest	(49,700)	(81,034)	(75,369)
Tax benefit on dividends paid in our 401k plan	(1,551)	(2,372)	(2,558)
Bank owned life insurance income	(710)	(1,116)	(1,260)
Non-deductible FDIC premiums	1,771	—	—
Non-deductible meals and entertainment	1,193	983	1,065
Net tax benefit from stock-based compensation	(3,865)	(9,062)	(5,063)
Deferred tax adjustment related to reduction in U.S. federal statutory income tax rate	(231)	(4,047)	—
Correction for prior year tax-exempt interest	—	(2,906)	—
Other	33	841	841
Income tax expense, as reported	$53,763	$44,214	$37,150
Income tax expense for 2017 was impacted by the adjustment of our deferred tax assets and liabilities related to the reduction in the U.S. federal statutory income tax rate to 21% under the Tax Cuts and Jobs Act. As a result of the new law, and as detailed in the table above, we recognized a provisional net tax benefit totaling $4.0 million in 2017 and an additional net tax benefit resulting from a finalization of those calculations totaling $231 thousand in 2018. Income tax expense for 2018 and 2017 was also impacted by the correction of an over-accrual of taxes that resulted from incorrectly classifying certain tax-exempt loans as taxable for federal income tax purposes since 2013. As a result, we recognized tax benefits of $2.9 million in 2017 related to the 2013 through 2016 tax years, as detailed in the table above. There were no unrecognized tax benefits during any of the reported periods. Interest and/or penalties related to income taxes are reported as a component of income tax expense. Such amounts were not significant during the reported periods.

Year-end deferred taxes are presented in the table below. Deferred taxes are based on the U.S. statutory federal income tax rate of 21%.

	2018	2017
Deferred tax assets:
Allowance for loan losses	$27,748	$32,626
Net actuarial loss on defined benefit post-retirement benefit plans	12,626	12,160
Stock-based compensation	10,622	9,904
Bonus accrual	4,586	1,136
Net unrealized loss on securities available for sale and transferred securities	4,283	—
Deferred loan and lease origination fees	2,153	1,280
Alternative minimum tax carryforward	410	47,104
Other	4,351	4,241
Total gross deferred tax assets	66,779	108,451
Deferred tax liabilities:
Premises and equipment	(23,859)	(20,236)
Intangible assets	(10,726)	(8,781)
Defined benefit post-retirement benefit plans	(9,452)	(9,012)
Leases	(1,709)	(1,646)
Net unrealized gain on securities available for sale and transferred securities	—	(35,829)
Other	(1,257)	(1,229)
Total gross deferred tax liabilities	(47,003)	(76,733)
Net deferred tax asset (liability)	$19,776	$31,718
No valuation allowance for deferred tax assets was recorded at December 31, 2018 and 2017 as management believes it is more likely than not that all of the deferred tax assets will be realized against deferred tax liabilities and projected future taxable income. There were no unrecognized tax benefits during any of the reported periods.
We file income tax returns in the U.S. federal jurisdiction. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2015.

Note 14 - Other Comprehensive Income (Loss)
The tax effects allocated to each component of other comprehensive income (loss) were as follows:

	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
2018
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(182,340)	$(38,292)	$(144,048)
Change in net unrealized gain on securities transferred to held to maturity	(8,818)	(1,853)	(6,965)
Reclassification adjustment for net (gains) losses included in net income	156	33	123
Total securities available for sale and transferred securities	(191,002)	(40,112)	(150,890)
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	(7,225)	(1,517)	(5,708)
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	5,002	1,051	3,951
Total defined-benefit post-retirement benefit plans	(2,223)	(466)	(1,757)
Total other comprehensive income (loss)	$(193,225)	$(40,578)	$(152,647)

2017
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$157,016	$48,626	$108,390
Change in net unrealized gain on securities transferred to held to maturity	(16,193)	(5,668)	(10,525)
Reclassification adjustment for net (gains) losses included in net income	4,941	1,729	3,212
Total securities available for sale and transferred securities	145,764	44,687	101,077
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	(597)	(126)	(471)
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	5,429	1,900	3,529
Total defined-benefit post-retirement benefit plans	4,832	1,774	3,058
Total other comprehensive income (loss)	$150,596	$46,461	$104,135

2016
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(175,061)	$(61,271)	$(113,790)
Change in net unrealized gain on securities transferred to held to maturity	(32,207)	(11,272)	(20,935)
Reclassification adjustment for net (gains) losses included in net income	(14,975)	(5,242)	(9,733)
Total securities available for sale and transferred securities	(222,243)	(77,785)	(144,458)
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	1,914	670	1,244
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	7,274	2,546	4,728
Total defined-benefit post-retirement benefit plans	9,188	3,216	5,972
Total other comprehensive income (loss)	$(213,055)	$(74,569)	$(138,486)

Activity in accumulated other comprehensive income, net of tax, was as follows:

	Securities Available For Sale	Defined Benefit Plans	Accumulated Other Comprehensive Income
Balance January 1, 2018	$117,230	$(37,718)	$79,512
Other comprehensive income (loss) before reclassification	(151,013)	(5,708)	(156,721)
Reclassification of amounts included in net income	123	3,951	4,074
Net other comprehensive income (loss) during period	(150,890)	(1,757)	(152,647)
Reclassification of certain income tax effects related to the change in the U.S. statutory federal income tax rate under the Tax Cuts and Jobs Act to retained earnings	17,557	(8,022)	9,535
Balance December 31, 2018	$(16,103)	$(47,497)	$(63,600)

Balance January 1, 2017	$16,153	$(40,776)	$(24,623)
Other comprehensive income (loss) before reclassification	97,865	(471)	97,394
Reclassification of amounts included in net income	3,212	3,529	6,741
Net other comprehensive income (loss) during period	101,077	3,058	104,135
Balance December 31, 2017	$117,230	$(37,718)	$79,512

Balance January 1, 2016	$160,611	$(46,748)	$113,863
Other comprehensive income (loss) before reclassification	(134,725)	1,244	(133,481)
Reclassification of amounts included in net income	(9,733)	4,728	(5,005)
Net other comprehensive income (loss) during period	(144,458)	5,972	(138,486)
Balance December 31, 2016	$16,153	$(40,776)	$(24,623)
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

The notional amounts and estimated fair values of interest rate derivative contracts outstanding at December 31, 2018 and 2017 are presented in the following table. The fair values of interest rate derivative contracts are estimated utilizing internal valuation models with observable market data inputs, or as determined by the Chicago Mercantile Exchange (“CME”) for centrally cleared derivative contracts. CME rules legally characterize variation margin payments for centrally cleared derivatives as settlements of the derivatives' exposure rather than collateral. As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting and financial reporting purposes. Variation margin, as determined by the CME, is settled daily. As a result, derivative contracts that clear through the CME have an estimated fair value of zero as of December 31, 2018 and 2017.

	December 31, 2018		December 31, 2017
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivatives designated as hedges of fair value:
Financial institution counterparties:
Loan/lease interest rate swaps - assets	$10,941	$207	$13,679	$242
Loan/lease interest rate swaps - liabilities	3,885	(199)	11,147	(593)
Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan/lease interest rate swaps - assets	496,887	2,384	430,449	1,418
Loan/lease interest rate swaps - liabilities	691,143	(8,921)	541,496	(12,820)
Loan/lease interest rate caps - assets	122,791	509	114,619	480
Customer counterparties:
Loan/lease interest rate swaps - assets	691,143	16,706	541,496	17,882
Loan/lease interest rate swaps - liabilities	496,887	(8,891)	430,449	(4,861)
Loan/lease interest rate caps - liabilities	122,791	(509)	114,619	(480)
The weighted-average rates paid and received for interest rate swaps outstanding at December 31, 2018 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Fair value hedge loan/lease interest rate swaps	2.40%	2.46%
Non-hedging interest rate swaps - financial institution counterparties	4.13	4.02
Non-hedging interest rate swaps - customer counterparties	4.02	4.13
The weighted-average strike rate for outstanding interest rate caps was 3.00% at December 31, 2018.

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

		December 31, 2018		December 31, 2017
	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Oil - assets	Barrels	2,416	$24,332	253	$193
Oil - liabilities	Barrels	415	(646)	2,731	(13,448)
Natural gas - assets	MMBTUs	5,745	417	5,927	1,399
Natural gas - liabilities	MMBTUs	9,314	(1,272)	3,917	(326)
Customer counterparties:
Oil - assets	Barrels	415	646	2,731	13,709
Oil - liabilities	Barrels	2,416	(24,009)	253	(187)
Natural gas - assets	MMBTUs	10,236	1,373	3,917	340
Natural gas - liabilities	MMBTUs	4,823	(393)	5,927	(1,366)
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

		December 31, 2018		December 31, 2017
	Notional Currency	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Forward contracts - assets	EUR	—	$—	4,014	$77
Forward contracts - assets	GBP	—	—	127	1
Forward contracts - liabilities	EUR	—	—	4,846	(37)
Forward contracts - liabilities	CAD	11,003	(13)	25,413	(142)
Forward contracts - liabilities	GBP	142	(2)	1,178	(9)
Forward contracts - liabilities	MXN	3,015	(132)	—	—
Customer counterparties:
Forward contracts - assets	EUR	—	—	3,867	58
Forward contracts - assets	CAD	10,979	40	25,282	279
Forward contracts - assets	GBP	145	4	—	—
Forward contracts - assets	MXN	3,000	149	—	—
Forward contracts - liabilities	EUR	—	—	4,041	(51)
Forward contracts - liabilities	GBP	—	—	127	—

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
Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	2018	2017	2016
Commercial loan/lease interest rate swaps:
Amount of gain (loss) included in interest income on loans	$25	$(726)	$(1,362)
Amount of (gain) loss included in other non-interest expense	(1)	(14)	(44)
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

	2018	2017	2016
Non-hedging interest rate derivatives:
Other non-interest income	$4,112	$3,123	$2,883
Other non-interest expense	—	1	—
Non-hedging commodity derivatives:
Other non-interest income	795	440	421
Non-hedging foreign currency derivatives:
Other non-interest income	246	300	30
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
Our credit exposure relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with bank customers was approximately $16.5 million at December 31, 2018. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. Our credit exposure, net of collateral pledged, relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with upstream financial institution counterparties was approximately $9.2 million at December 31, 2018. This amount was primarily related to excess collateral we posted to counterparties. Collateral levels for upstream financial institution counterparties are monitored and adjusted as necessary. See Note 16 – Balance Sheet Offsetting and Repurchase Agreements for additional information regarding our credit exposure with upstream financial institution counterparties.
The aggregate fair value of securities we posted as collateral related to derivative contracts totaled $3.8 million at December 31, 2018. At such date, we also had $10.0 million in cash collateral on deposit with other financial institution counterparties.

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
Information about financial instruments that are eligible for offset in the consolidated balance sheet as of December 31, 2018 is presented in the following tables.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
December 31, 2018
Financial assets:
Derivatives:
Loan/lease interest rate swaps and caps	$3,100	$—	$3,100
Commodity swaps and options	24,749	—	24,749
Foreign currency forward contracts	—	—	—
Total derivatives	27,849	—	27,849
Resell agreements	11,642	—	11,642
Total	$39,491	$—	$39,491
Financial liabilities:
Derivatives:
Loan/lease interest rate swaps	$9,120	$—	$9,120
Commodity swaps and options	1,918	—	1,918
Foreign currency forward contracts	147	—	147
Total derivatives	11,185	—	11,185
Repurchase agreements	1,360,298	—	1,360,298
Total	$1,371,483	$—	$1,371,483

		Gross Amounts Not Offset
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
December 31, 2018
Financial assets:
Derivatives:
Counterparty A	$598	$(598)	$—	$—
Counterparty B	7,255	(3,380)	(3,875)	—
Counterparty C	81	(81)	—	—
Other counterparties	19,915	(2,084)	(17,776)	55
Total derivatives	27,849	(6,143)	(21,651)	55
Resell agreements	11,642	—	(11,642)	—
Total	$39,491	$(6,143)	$(33,293)	$55
Financial liabilities:
Derivatives:
Counterparty A	$4,293	$(598)	$(3,651)	$44
Counterparty B	3,380	(3,380)	—	—
Counterparty C	326	(81)	(245)	—
Other counterparties	3,186	(2,084)	(725)	377
Total derivatives	11,185	(6,143)	(4,621)	421
Repurchase agreements	1,360,298	—	(1,360,298)	—
Total	$1,371,483	$(6,143)	$(1,364,919)	$421

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
The remaining contractual maturity of repurchase agreements in the consolidated balance sheets as of December 31, 2018 and December 31, 2017 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
December 31, 2018
Repurchase agreements:
U.S. Treasury	$1,334,063	$—	$—	$—	$1,334,063
Residential mortgage-backed securities	26,235	—	—	—	26,235
Total borrowings	$1,360,298	$—	$—	$—	$1,360,298
Gross amount of recognized liabilities for repurchase agreements					$1,360,298
Amounts related to agreements not included in offsetting disclosures above					$—

December 31, 2017
Repurchase agreements:
U.S. Treasury	$1,036,891	$—	$—	$—	$1,036,891
Residential mortgage-backed securities	80,308	—	—	—	80,308
Total borrowings	$1,117,199	$—	$—	$—	$1,117,199
Gross amount of recognized liabilities for repurchase agreements					$1,117,199
Amounts related to agreements not included in offsetting disclosures above					$—
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

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
2018
Securities available for sale:
U.S. Treasury	$3,427,689	$—	$—	$3,427,689
Residential mortgage-backed securities	—	829,740	—	829,740
States and political subdivisions	—	7,087,202	—	7,087,202
Other	—	42,690	—	42,690
Trading account securities:
U.S. Treasury	21,928	—	—	21,928
States and political subdivisions	—	2,158	—	2,158
Derivative assets:
Interest rate swaps, caps and floors	—	19,806	—	19,806
Commodity swaps and options	—	26,768	—	26,768
Foreign currency forward contracts	193	—	—	193
Derivative liabilities:
Interest rate swaps, caps and floors	—	18,520	—	18,520
Commodity swaps and options	—	26,320	—	26,320
Foreign currency forward contracts	147	—	—	147
2017
Securities available for sale:
U.S. Treasury	$3,445,153	$—	$—	$3,445,153
Residential mortgage-backed securities	—	665,086	—	665,086
States and political subdivisions	—	6,336,209	—	6,336,209
Other	—	42,561	—	42,561
Trading account securities:
U.S. Treasury	19,210	—	—	19,210
States and political subdivisions	—	1,888	—	1,888
Derivative assets:
Interest rate swaps, caps and floors	—	20,022	—	20,022
Commodity swaps and options	—	14,408	1,233	15,641
Foreign currency forward contracts	415	—	—	415
Derivative liabilities:
Interest rate swaps, caps and floors	—	18,754	—	18,754
Commodity swaps and options	—	15,327	—	15,327
Foreign currency forward contracts	239	—	—	239
Derivative assets, measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the reported periods consist of commodity swaps sold to loan customers. The significant unobservable (Level 3) inputs used in the fair value measurement of these commodity swaps sold to loan customers primarily relate to the probability of default and loss severity in the event of default. The probability of default is determined by the underlying risk grade of the loan (see Note 3 – Loans) underlying the commodity swap in that the probability of default increases as a loan’s risk grade deteriorates, while the loss severity is estimated through an analysis of the collateral supporting both the underlying loan and commodity swap. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity. As of December 31, 2017, the weighted-average risk grade of loans underlying commodity swaps measured at fair value using significant unobservable (Level 3) inputs was 12.0. The weighted-average loss severity in the event of default on the commodity swaps was 15.4%. A reconciliation of the beginning and ending balances of derivative assets measured at fair value on a recurring basis using significant unobservable (Level 3) inputs is not presented as such amounts were not significant during the reported periods.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets measured at fair value on a non-recurring basis during the reported periods include certain impaired loans reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data, typically in the case of real estate collateral, or Level 3 inputs based on customized discounting criteria, typically in the case of non-real estate collateral such as inventory, oil and gas reserves, accounts receivable, equipment or other business assets.
The following table presents impaired loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral:

	2018	2017	2016
Level 2
Carrying value of impaired loans before allocations	$12,517	$—	$—
Specific valuation allowance allocations	(2,599)	—	—
Fair value	$9,918	$—	$—
Level 3
Carrying value of impaired loans before allocations	$22,688	$75,435	$33,626
Specific valuation allowance allocations	9,260	(19,533)	(3,961)
Fair value	$31,948	$55,902	$29,665
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
The following table presents foreclosed assets that were remeasured and reported at fair value:

	2018	2017	2016
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$2,899	$279	$756
Charge-offs recognized in the allowance for loan losses	—	—	(3)
Fair value	$2,899	$279	$753
Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$1,823	$89	$492
Write-downs included in other non-interest expense	(473)	(16)	(217)
Fair value	$1,350	$73	$275
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
The estimated fair values of financial instruments that are reported at amortized cost in our consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	December 31, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$3,955,779	$3,955,779	$5,053,047	$5,053,047
Securities held to maturity	1,106,057	1,116,953	1,432,098	1,455,791
Cash surrender value of life insurance policies	183,473	183,473	180,477	180,477
Accrued interest receivable	188,989	188,989	167,508	167,508
Level 3 inputs:
Loans, net	13,967,601	13,933,239	12,990,301	12,981,165
Financial liabilities:
Level 2 inputs:
Deposits	27,149,204	27,143,572	26,872,389	26,866,676
Federal funds purchased and repurchase agreements	1,367,548	1,367,548	1,147,824	1,147,824
Junior subordinated deferrable interest debentures	136,242	137,115	136,184	137,115
Subordinated notes payable and other borrowings	98,708	98,458	98,552	105,311
Accrued interest payable	7,394	7,394	3,358	3,358
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
Banking and Frost Wealth Advisors are delineated by the products and services that each segment offers. The Banking operating segment includes both commercial and consumer banking services and Frost Insurance Agency. Commercial banking services are provided to corporations and other business clients and include a wide array of lending and cash management products. Consumer banking services include direct lending and depository services. Frost Insurance Agency provides insurance brokerage services to individuals and businesses covering corporate and personal property and casualty products, as well as group health and life insurance products. The Frost Wealth Advisors operating segment includes fee-based services within private trust, retirement services, and financial management services, including personal wealth management and securities brokerage services. A third operating segment, Non-Banks, is for the most part the parent holding company, as well as certain other insignificant non-bank subsidiaries of the parent that, for the most part, have little or no activity. The parent company’s principal activities include the direct and indirect ownership of our banking and non-banking subsidiaries and the issuance of debt and equity. Our principal source of revenue is dividends from our subsidiaries.
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
Financial results by operating segment are detailed below. Certain prior period amounts have been reclassified to conform to the current presentation. Frost Wealth Advisors excludes off balance sheet managed and custody assets with a total fair value of $33.3 billion, $32.8 billion and $29.3 billion at December 31, 2018, 2017 and 2016.

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
2018
Net interest income (expense)	$963,757	$4,083	$(9,948)	$957,892
Provision for loan losses	21,613	—	—	21,613
Non-interest income	213,763	138,045	(522)	351,286
Non-interest expense	657,448	114,166	7,270	778,884
Income (loss) before income taxes	498,459	27,962	(17,740)	508,681
Income tax expense (benefit)	52,928	5,872	(5,037)	53,763
Net income (loss)	445,531	22,090	(12,703)	454,918
Preferred stock dividends	—	—	8,063	8,063
Net income (loss) available to common shareholders	$445,531	$22,090	$(20,766)	$446,855
Revenues from (expenses to) external customers	$1,177,520	$142,128	$(10,470)	$1,309,178
Average assets (in millions)	$30,964	$54	$12	$31,030

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
2017
Net interest income (expense)	$856,593	$17,644	$(7,815)	$866,422
Provision for loan losses	35,460	—	—	35,460
Non-interest income	207,810	128,819	(159)	336,470
Non-interest expense	644,072	108,931	6,066	759,069
Income (loss) before income taxes	384,871	37,532	(14,040)	408,363
Income tax expense (benefit)	37,837	13,137	(6,760)	44,214
Net income (loss)	347,034	24,395	(7,280)	364,149
Preferred stock dividends	—	—	8,063	8,063
Net income (loss) available to common shareholders	$347,034	$24,395	$(15,343)	$356,086
Revenues from (expenses to) external customers	$1,064,403	$146,463	$(7,974)	$1,202,892
Average assets (in millions)	$30,391	$43	$16	$30,450

2016
Net interest income (expense)	$769,625	$11,335	$(4,624)	$776,336
Provision for loan losses	51,672	1	—	51,673
Non-interest income	229,791	120,102	(185)	349,708
Non-interest expense	624,396	102,062	6,502	732,960
Income (loss) before income taxes	323,348	29,374	(11,311)	341,411
Income tax expense (benefit)	33,683	10,281	(6,814)	37,150
Net income (loss)	289,665	19,093	(4,497)	304,261
Preferred stock dividends	—	—	8,063	8,063
Net income (loss) available to common shareholders	$289,665	$19,093	$(12,560)	$296,198
Revenues from (expenses to) external customers	$999,416	$131,437	$(4,809)	$1,126,044
Average assets (in millions)	$28,795	$34	$3	$28,832
Note 19 - Condensed Financial Statements of Parent Company
Condensed financial statements pertaining only to Cullen/Frost Bankers, Inc. are presented below. Investments in subsidiaries are stated using the equity method of accounting.
Condensed Balance Sheets

	December 31,
	2018	2017
Assets:
Cash	$11,397	$9,301
Resell agreements	225,000	256,000
Total cash and cash equivalents	236,397	265,301
Investment in subsidiaries	3,362,474	3,274,921
Accrued interest receivable and other assets	9,122	3,006
Total assets	$3,607,993	$3,543,228
Liabilities:
Junior subordinated deferrable interest debentures, net of unamortized issuance costs	$136,242	$136,184
Subordinated notes, net of unamortized issuance costs	98,708	98,552
Accrued interest payable and other liabilities	4,126	10,629
Total liabilities	239,076	245,365
Shareholders’ Equity	3,368,917	3,297,863
Total liabilities and shareholders’ equity	$3,607,993	$3,543,228

Condensed Statements of Income

	Year Ended December 31,
	2018	2017	2016
Income:
Dividend income paid by Frost Bank	$223,371	$149,671	$141,377
Dividend income paid by non-banks	953	915	895
Interest and other income	1,828	421	33
Total income	226,152	151,007	142,305
Expenses:
Interest expense	9,948	7,815	4,624
Salaries and employee benefits	1,973	1,202	1,828
Other	7,016	6,373	5,933
Total expenses	18,937	15,390	12,385
Income before income taxes and equity in undistributed earnings of subsidiaries	207,215	135,617	129,920
Income tax benefit	5,218	7,092	7,015
Equity in undistributed earnings of subsidiaries	242,485	221,440	167,326
Net income	454,918	364,149	304,261
Preferred stock dividends	8,063	8,063	8,063
Net income available to common shareholders	$446,855	$356,086	$296,198
Condensed Statements of Cash Flows

	Year Ended December 31,
	2018	2017	2016
Operating Activities:
Net income	$454,918	$364,149	$304,261
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(242,485)	(221,440)	(167,326)
Stock-based compensation	721	519	520
Net tax benefit from stock-based compensation	304	318	185
Net change in other assets and other liabilities	(12,709)	7,665	(940)
Net cash from operating activities	200,749	151,211	136,700

Investing Activities:
Net cash from investing activities	—	—	—

Financing Activities:
Proceeds from issuance of subordinated notes	—	98,434	—
Principal payments on subordinated notes	—	(100,000)	—
Proceeds from stock option exercises	31,647	67,746	78,866
Proceeds from stock-based compensation activities of subsidiaries	13,222	12,494	11,279
Purchase of treasury stock	(101,010)	(101,473)	(1,290)
Cash dividends paid on preferred stock	(8,063)	(8,063)	(8,063)
Cash dividends paid on common stock	(165,449)	(144,172)	(134,902)
Net cash from financing activities	(229,653)	(175,034)	(54,110)
Net change in cash and cash equivalents	(28,904)	(23,823)	82,590
Cash and cash equivalents at beginning of year	265,301	289,124	206,534
Cash and cash equivalents at end of year	$236,397	$265,301	$289,124

Note 20 - Accounting Standards Updates
Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We adopted ASU 2014-09 effective January 1, 2018. See Note 1 - Summary of Significant Accounting Policies for additional information.
ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. ASU 2016-01 became effective for us on January 1, 2018 and did not have a significant impact on our financial statements.
ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2016-02 will be effective for us on January 1, 2019 and initially required transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) - Targeted Improvements,” which, among other things, provides an additional transition method that would allow entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In December 2018, the FASB also issued ASU 2018-20, “Leases (Topic 842) - Narrow-Scope Improvements for Lessors,” which provides for certain policy elections and changes lessor accounting for sales and similar taxes and certain lessor costs. Upon adoption of ASU 2016-02, ASU 2018-11 and ASU 2018-20 on January 1, 2019, we expect to recognize right-of-use assets and related lease liabilities totaling $170.4 million and $174.4 million, respectively. Furthermore, during the second quarter of 2019, we expect to recognize an additional right-of-use asset and related lease liability totaling approximately $110.0 million to $140.0 million in connection with the commencement of the lease of our new corporate headquarters facility in downtown San Antonio. See Note 4 - Premises and Equipment. We expect to elect to apply certain practical expedients provided under ASU 2016-02 whereby we will not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. We also do not expect to apply the recognition requirements of ASU 2016-02 to any short-term leases (as defined by related accounting guidance). We expect to account for lease and non-lease components separately because such amounts are readily determinable under our lease contracts and because we expect this election will result in a lower impact on our balance sheet. We expect to utilize the modified-retrospective transition approach prescribed by ASU 2018-11.

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
The guidance of ASU 2016-13 was recently amended by ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses,” which changed the effective date for non-public companies and clarified that operating lease receivables are not within the scope of the standard.
ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 provides guidance related to certain cash flow issues in order to reduce the current and potential future diversity in practice. ASU 2016-15 became effective for us on January 1, 2018 and did not have a significant impact on our financial statements.
ASU 2016-16, “Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory.” ASU 2016-16 provides guidance stating that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 became effective for us on January 1, 2018 and did not have a significant impact on our financial statements.
ASU 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash.” ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 became effective for us on January 1, 2018 and did not have a significant impact on our financial statements.

ASU 2017-01, “Business Combinations (Topic 805) - Clarifying the Definition of a Business.” ASU 2017-01 clarifies the definition and provides a more robust framework to use in determining when a set of assets and activities constitutes a business. ASU 2017-01 is intended to provide guidance when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 became effective for us on January 1, 2018 and did not have a significant impact on our financial statements.
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
ASU 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) - Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” ASU 2017-05 clarifies the scope of Subtopic 610-20 and adds guidance for partial sales of nonfinancial assets, including partial sales of real estate. Historically, U.S. GAAP contained several different accounting models to evaluate whether the transfer of certain assets qualified for sale treatment. ASU 2017-05 reduces the number of potential accounting models that might apply and clarifies which model does apply in various circumstances. ASU 2017-05 became effective for us on January 1, 2018 and did not have a significant impact on our financial statements.
ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium to require such premiums to be amortized to the earliest call date unless applicable guidance related to certain pools of securities is applied to consider estimated prepayments. Under prior guidance, entities were generally required to amortize premiums on individual, non-pooled callable debt securities as a yield adjustment over the contractual life of the security. ASU 2017-08 does not change the accounting for callable debt securities held at a discount. ASU 2017-08 will be effective for us on January 1, 2019 and, upon adoption, we expect to recognize a cumulative effect adjustment reducing retained earnings by $12.6 million. Furthermore, we expect premium amortization expense for 2019 to be approximately $5.2 million higher than what would have been the case had we continued to amortize the affected securities to their respective maturity dates.
ASU 2017-09, “Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting.” ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the award's fair value, (ii) the award's vesting conditions and (iii) the award's classification as an equity or liability instrument. ASU 2017-09 became effective for us on January 1, 2018 and did not have a significant impact on our financial statements.
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
ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” Under ASU 2018-02, entities may elect to reclassify certain income tax effects related to the change in the U.S. statutory federal income tax rate under the Tax Cuts and Jobs Act, which was enacted on December 22, 2017, from accumulated other comprehensive income to retained earnings. ASU 2018-02 also requires certain accounting policy disclosures. We elected to adopt the provisions of ASU 2018-02 as of January 1, 2018 in advance of the required application date of January 1, 2019. See Note 1 - Summary of Significant Accounting Policies.

ASU 2018-05, “Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 118.” ASU 2018-05 amends the Accounting Standards Codification to incorporate various SEC paragraphs pursuant to the issuance of SAB 118. SAB 118 addresses the application of generally accepted accounting principles in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act. See Note 13 - Income Taxes.
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
ASU 2018-16, “Derivatives and Hedging (Topic 815) - Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes.” The amendments in this update permit use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the interest rates on direct U.S. Treasury obligations, the LIBOR swap rate, the OIS rate based on the Fed Funds Effective Rate and the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap Rate. ASU 2018-16 will be effective for us on January 1, 2019 and is not expected to have a significant impact on our financial statements.

[THIS PAGE INTENTIONALLY LEFT BLANK]

Cullen/Frost Bankers, Inc.
Consolidated Average Balance Sheets
(Dollars in thousands - tax-equivalent basis)
The following unaudited schedule is presented for additional information and analysis.

	Year Ended December 31,
		2018			2017
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$2,951,128	$56,968	1.93%	$3,579,737	$41,608	1.16%
Federal funds sold and resell agreements	265,085	5,500	2.07	73,140	936	1.28
Securities:
Taxable	4,222,688	86,370	2.03	4,892,827	92,979	1.92
Tax-exempt	7,842,737	322,855	4.11	7,353,279	391,730	5.37
Total securities	12,065,425	409,225	3.38	12,246,106	484,709	3.99
Loans, net of unearned discount	13,617,940	674,177	4.95	12,460,148	542,703	4.36
Total earning assets and average rate earned	28,899,578	1,145,870	3.96	28,359,131	1,069,956	3.79
Cash and due from banks	496,418			505,611
Allowance for loan losses	(149,315)			(153,505)
Premises and equipment, net	536,056			522,625
Accrued interest receivable and other assets	1,247,113			1,216,345
Total assets	$31,029,850			$30,450,207
Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$10,164,396			$10,155,502
Correspondent banks	205,727			245,759
Public funds	386,685			418,165
Total non-interest-bearing demand deposits	10,756,808			10,819,426
Interest-bearing deposits:
Private accounts:
Savings and interest checking	6,667,695	5,369	0.08	6,376,855	1,303	0.02
Money market deposit accounts	7,645,624	59,175	0.77	7,502,494	12,721	0.17
Time accounts	800,096	6,441	0.81	775,940	1,764	0.23
Public funds	418,843	4,352	1.04	430,203	1,400	0.33
Total interest-bearing deposits	15,532,258	75,337	0.49	15,085,492	17,188	0.11
Total deposits	26,289,066			25,904,918
Federal funds purchased and repurchase agreements	1,054,915	8,021	0.76	978,571	1,522	0.16
Junior subordinated deferrable interest debentures	136,215	5,291	3.88	136,157	3,955	2.90
Subordinated notes payable and other notes	98,635	4,657	4.72	90,037	3,860	4.29
Total interest-bearing liabilities and average rate paid	16,822,023	93,306	0.55	16,290,257	26,525	0.16
Accrued interest payable and other liabilities	166,643			167,260
Total liabilities	27,745,474			27,276,943
Shareholders’ equity	3,284,376			3,173,264
Total liabilities and shareholders’ equity	$31,029,850			$30,450,207
Net interest income		$1,052,564			$1,043,431
Net interest spread			3.41%			3.63%
Net interest income to total average earning assets			3.64%			3.69%
For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 21% tax rate in 2018 and a 35% tax rate for prior years, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale, while yields are based on average amortized cost.

Year Ended December 31,
2016			2015			2014			2013
Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost

$3,062,189	$16,103	0.53%	$3,047,515	$8,123	0.27%	$4,189,110	$10,725	0.26%	$2,849,467	$7,284	0.26%
42,361	272	0.64	24,695	107	0.43	19,683	83	0.42	17,259	82	0.48

5,251,192	103,025	2.01	5,438,973	112,601	2.11	4,439,993	93,087	2.14	5,276,574	97,873	1.90
6,806,448	369,335	5.57	6,175,925	340,417	5.59	4,929,665	271,543	5.58	3,618,347	206,442	5.75
12,057,640	472,360	4.02	11,614,898	453,018	3.97	9,369,658	364,630	3.96	8,894,921	304,315	3.48
11,554,823	463,299	4.01	11,267,402	439,651	3.90	10,299,025	447,036	4.34	9,229,574	421,114	4.56
26,717,013	952,034	3.60	25,954,510	900,899	3.50	23,877,476	822,474	3.47	20,991,221	732,795	3.52
513,441			531,534			554,439			559,361
(151,901)			(107,799)			(97,932)			(96,426)
562,875			513,624			363,790			310,544
1,190,665			1,168,757			1,068,528			985,722
$28,832,093			$28,060,626			$25,766,301			$22,750,422

$9,215,962			$9,334,604			$8,384,376			$6,967,933
310,445			353,766			351,803			323,706
507,912			491,440			388,851			366,135
10,034,319			10,179,810			9,125,030			7,657,774

5,745,385	1,054	0.02	4,831,927	996	0.02	4,211,336	924	0.02	3,608,273	1,321	0.04
7,466,252	4,673	0.06	7,715,890	6,418	0.08	7,342,967	7,852	0.11	6,596,764	10,091	0.15
811,102	1,331	0.16	874,368	1,473	0.17	966,420	2,053	0.21	970,984	2,468	0.25
454,786	190	0.04	438,763	137	0.03	407,006	193	0.05	434,299	579	0.13
14,477,525	7,248	0.05	13,860,948	9,024	0.07	12,927,729	11,022	0.09	11,610,320	14,459	0.12
24,511,844			24,040,758			22,052,759			19,268,094
770,942	204	0.03	648,851	167	0.03	560,841	134	0.02	538,656	121	0.02
136,100	3,281	2.41	136,042	2,725	2.00	130,477	2,488	1.89	122,524	6,426	5.19
99,933	1,343	1.34	99,814	948	0.95	99,693	893	0.89	99,574	939	0.94
15,484,500	12,076	0.08	14,745,655	12,864	0.09	13,718,740	14,537	0.11	12,371,074	21,945	0.18
254,378			239,969			210,305			266,533
25,773,197			25,165,434			23,054,075			20,295,381
3,058,896			2,895,192			2,712,226			2,455,041
$28,832,093			$28,060,626			$25,766,301			$22,750,422
	$939,958			$888,035			$807,937			$710,850
		3.52%			3.41%			3.36%			3.34%
		3.56%			3.45%			3.41%			3.41%

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
As of December 31, 2018, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (“2013 framework”). Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2018, based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2018. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2018, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”
Attestation Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Cullen/Frost Bankers, Incorporated

Opinion on Internal Control over Financial Reporting
We have audited Cullen/Frost Bankers, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cullen/Frost Bankers, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 6, 2019 expressed an unqualified opinion thereon.

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
February 6, 2019
ITEM 9B. OTHER INFORMATION
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information regarding executive officers is included under the section captioned “Executive Officers of the Registrant” in Part I, Item 1, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Certain information regarding securities authorized for issuance under our equity compensation plans is included under the section captioned “Stock-Based Compensation Plans” in Part II, Item 5, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

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

3.	Exhibits. The exhibits to this Annual Report on Form 10-K listed below have been included only with the copy of this report filed with the Securities and Exchange Commission.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

3.1	Restated Articles of Incorporation of Cullen/Frost Bankers, Inc.		10-Q	001-13221	3.1	7/26/2006
3.2	Amended and Restated Bylaws of Cullen/Frost Bankers, Inc.		8-K	001-13221	3.2	1/28/2016
3.3	Certificate of Designations of 5.375% Non-Cumulative Perpetual Preferred Stock, Series A		8-A	001-13221	3.3	2/15/2013
4.1P*	Instruments Defining the Rights of Holders of Long-Term Debt
10.1+	Cullen/Frost Bankers, Inc. Restoration Plan	X
10.2+	Amendment No. 1 to the Cullen/Frost Bankers, Inc. Restoration Plan	X
10.3+	Thrift Incentive Stock Purchase Plan for Certain Employees of Cullen/Frost Bankers, Inc.	X
10.4+	Change-In-Control Agreements with 2 Executive Officers	X
10.5+	Change-In-Control Agreements with 4 Executive Officers	X
10.6+	Amendment to Change-In-Control Agreements with 6 Executive Officers	X
10.7+	Cullen/Frost Restoration Profit Sharing Plan	X
10.8+	Amendment No. 1 to the Cullen/Frost Restoration Profit Sharing Plan	X
10.9+	2005 Omnibus Incentive Plan		DEF 14A	001-13221	Annex A	3/20/2013
10.10+	2007 Outside Director Incentive Plan		S-8	333-143397	4.4	5/31/2007
10.11+	2015 Omnibus Incentive Plan		DEF 14A	001-13221	Annex A	3/23/2015
10.12+	Amendment to the 2015 Omnibus Incentive Plan		10-K	001-13221	10.12	2/3/2017
10.13+	Deferred Stock Unit Award Agreement with 12 Directors	X
21.1	Subsidiaries of Cullen/Frost Bankers, Inc.	X
23.1	Consent of Independent Registered Public Accounting Firm	X
24.1	Power of Attorney	X
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer	X
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer	X
32.1++	Section 1350 Certification of the Chief Executive Officer	X
32.2++	Section 1350 Certification of the Chief Financial Officer	X
101	Interactive Data File	X
_________________________

*	We agree to furnish to the SEC, upon request, copies of any such instruments.

+	Management contract or compensatory plan or arrangement.

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

Date:	February 6, 2019	CULLEN/FROST BANKERS, INC.
(Registrant)

		By:	/s/ JERRY SALINAS
Jerry Salinas Group Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PHILLIP D. GREEN*	Chairman of the Board, Director and Chief Executive Officer (Principal Executive Officer)	February 6, 2019
Phillip D. Green

/s/ JERRY SALINAS	Group Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 6, 2019
Jerry Salinas

/s/ CARLOS ALVAREZ*	Director	February 6, 2019
Carlos Alvarez

/s/ CHRIS AVERY*	Director	February 6, 2019
Chris Avery

/s/ CYNTHIA COMPARIN*	Director	February 6, 2019
Cynthia Comparin

/s/ SAM DAWSON*	Director	February 6, 2019
Sam Dawson

/s/ CRAWFORD H. EDWARDS*	Director	February 6, 2019
Crawford H. Edwards

/s/ PATRICK B. FROST*	Director and President of Frost Bank	February 6, 2019
Patrick B. Frost

/s/ DAVID J. HAEMISEGGER*	Director	February 6, 2019
David J. Haemisegger

/s/ JARVIS V. HOLLINGSWORTH	Director	February 6, 2019
Jarvis V. Hollingsworth

/s/ KAREN E. JENNINGS*	Director	February 6, 2019
Karen E. Jennings

/s/ RICHARD M. KLEBERG, III*	Director	February 6, 2019
Richard M. Kleberg, III

/s/ CHARLES W. MATTHEWS*	Director	February 6, 2019
Charles W. Matthews

/s/ IDA CLEMENT STEEN*	Director	February 6, 2019
Ida Clement Steen

/s/ GRAHAM WESTON*	Director	February 6, 2019
Graham Weston

/s/ HORACE WILKINS, JR.*	Director	February 6, 2019
Horace Wilkins, Jr.

*By: /s/ JERRY SALINAS	Group Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 6, 2019
Jerry Salinas As attorney-in-fact for the persons indicated