Form 10-Q
period 2019-03-31
CULLEN/FROST BANKERS, INC.
filed 2019-04-25
CIK 39263

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2019
Or
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 18, 2019 there were 63,093,256 shares of the registrant’s Common Stock, $.01 par value, outstanding.

Cullen/Frost Bankers, Inc.
Quarterly Report on Form 10-Q
March 31, 2019

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Cullen/Frost Bankers, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	March 31, 2019	December 31, 2018
Assets:
Cash and due from banks	$521,599	$678,791
Interest-bearing deposits	1,435,088	2,641,971
Federal funds sold and resell agreements	324,767	635,017
Total cash and cash equivalents	2,281,454	3,955,779
Securities held to maturity, at amortized cost	1,077,279	1,106,057
Securities available for sale, at estimated fair value	12,013,963	11,387,321
Trading account securities	25,231	24,086
Loans, net of unearned discounts	14,406,339	14,099,733
Less: Allowance for loan losses	(136,350)	(132,132)
Net loans	14,269,989	13,967,601
Premises and equipment, net	750,256	552,330
Goodwill	654,952	654,952
Other intangible assets, net	3,324	3,649
Cash surrender value of life insurance policies	184,371	183,473
Accrued interest receivable and other assets	403,747	457,718
Total assets	$31,664,566	$32,292,966

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$10,128,908	$10,997,494
Interest-bearing deposits	16,165,955	16,151,710
Total deposits	26,294,863	27,149,204
Federal funds purchased and repurchase agreements	1,227,149	1,367,548
Junior subordinated deferrable interest debentures, net of unamortized issuance costs	136,256	136,242
Subordinated notes, net of unamortized issuance costs	98,747	98,708
Accrued interest payable and other liabilities	313,973	172,347
Total liabilities	28,070,988	28,924,049

Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; 6,000,000 Series A shares ($25 liquidation preference) issued at March 31, 2019 and December 31, 2018	144,486	144,486
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 64,236,306 shares issued at March 31, 2019 and December 31, 2018	642	642
Additional paid-in capital	970,958	967,304
Retained earnings	2,495,268	2,440,002
Accumulated other comprehensive income (loss), net of tax	93,774	(63,600)
Treasury stock, at cost; 1,154,950 shares at March 31, 2019 and 1,250,464 shares at December 31, 2018	(111,550)	(119,917)
Total shareholders’ equity	3,593,578	3,368,917
Total liabilities and shareholders’ equity	$31,664,566	$32,292,966
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Interest income:
Loans, including fees	$185,272	$151,202
Securities:
Taxable	24,679	20,558
Tax-exempt	59,143	56,711
Interest-bearing deposits	10,639	14,094
Federal funds sold and resell agreements	1,588	761
Total interest income	281,321	243,326
Interest expense:
Deposits	27,174	10,638
Federal funds purchased and repurchase agreements	5,016	634
Junior subordinated deferrable interest debentures	1,498	1,142
Other long-term borrowings	1,164	1,164
Total interest expense	34,852	13,578
Net interest income	246,469	229,748
Provision for loan losses	11,003	6,945
Net interest income after provision for loan losses	235,466	222,803
Non-interest income:
Trust and investment management fees	31,697	29,587
Service charges on deposit accounts	20,790	20,843
Insurance commissions and fees	18,406	15,980
Interchange and debit card transaction fees	3,280	3,158
Other charges, commissions and fees	9,062	9,007
Net gain (loss) on securities transactions	—	(19)
Other	13,550	12,889
Total non-interest income	96,785	91,445
Non-interest expense:
Salaries and wages	92,476	86,683
Employee benefits	23,526	21,995
Net occupancy	19,267	19,740
Technology, furniture and equipment	21,664	19,679
Deposit insurance	2,808	4,879
Intangible amortization	325	388
Other	41,734	43,247
Total non-interest expense	201,800	196,611
Income before income taxes	130,451	117,637
Income taxes	13,955	11,157
Net income	116,496	106,480
Preferred stock dividends	2,016	2,016
Net income available to common shareholders	$114,480	$104,464

Earnings per common share:
Basic	$1.80	$1.63
Diluted	1.79	1.61
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$116,496	$106,480
Other comprehensive income (loss), before tax:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	198,146	(178,904)
Change in net unrealized gain on securities transferred to held to maturity	(344)	(2,619)
Reclassification adjustment for net (gains) losses included in net income	—	19
Total securities available for sale and transferred securities	197,802	(181,504)
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	—	—
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	1,406	1,250
Total defined-benefit post-retirement benefit plans	1,406	1,250
Other comprehensive income (loss), before tax	199,208	(180,254)
Deferred tax expense (benefit)	41,834	(37,853)
Other comprehensive income (loss), net of tax	157,374	(142,401)
Comprehensive income (loss)	$273,870	$(35,921)
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Three months ended:
March 31, 2019
Balance at beginning of period	$144,486	$642	$967,304	$2,440,002	$(63,600)	$(119,917)	$3,368,917
Cumulative effect of accounting change	—	—	—	(12,611)	—	—	(12,611)
Total shareholders' equity at beginning of period, as adjusted	144,486	642	967,304	2,427,391	(63,600)	(119,917)	3,356,306
Net income	—	—	—	116,496	—	—	116,496
Other comprehensive income, net of tax	—	—	—	—	157,374	—	157,374
Stock option exercises/stock unit conversions (100,865 shares)	—	—	—	(4,001)	—	8,886	4,885
Stock-based compensation expense recognized in earnings	—	—	3,654	—	—	—	3,654
Purchase of treasury stock (5,351 shares)	—	—	—	—	—	(519)	(519)
Cash dividends – preferred stock (approximately $0.34 per share)	—	—	—	(2,016)	—	—	(2,016)
Cash dividends – common stock ($0.67 per share)	—	—	—	(42,602)	—	—	(42,602)
Balance at end of period	$144,486	$642	$970,958	$2,495,268	$93,774	$(111,550)	$3,593,578

March 31, 2018
Balance at beginning of period	$144,486	$642	$953,361	$2,187,069	$79,512	$(67,207)	$3,297,863
Cumulative effect of accounting change	—	—	—	(2,285)	—	—	(2,285)
Total shareholders' equity at beginning of period, as adjusted	144,486	642	953,361	2,184,784	79,512	(67,207)	3,295,578
Net income	—	—	—	106,480	—	—	106,480
Other comprehensive loss, net of tax	—	—	—	—	(142,401)	—	(142,401)
Reclassification of certain income tax effects related to the change in the U.S. statutory federal income tax rate under the Tax Cuts and Jobs Act	—	—	—	(9,535)	9,535	—	—
Stock option exercises/stock unit conversions (318,110 shares)	—	—	—	(8,861)	—	28,026	19,165
Stock-based compensation expense recognized in earnings	—	—	3,175	—	—	—	3,175
Cash dividends – preferred stock (approximately $0.34 per share)	—	—	—	(2,016)	—	—	(2,016)
Cash dividends – common stock ($0.57 per share)	—	—	—	(36,551)	—	—	(36,551)
Balance at end of period	$144,486	$642	$956,536	$2,234,301	$(53,354)	$(39,181)	$3,243,430

See accompanying Notes to Consolidated Financial Statements

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Operating Activities:
Net income	$116,496	$106,480
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	11,003	6,945
Deferred tax expense (benefit)	(1,044)	10,411
Accretion of loan discounts	(3,757)	(3,378)
Securities premium amortization (discount accretion), net	28,696	24,260
Net (gain) loss on securities transactions	—	19
Depreciation and amortization	12,752	12,130
Net (gain) loss on sale/write-down of assets/foreclosed assets	(4,437)	(3,982)
Stock-based compensation	3,654	3,175
Net tax benefit from stock-based compensation	716	2,211
Earnings on life insurance policies	(898)	(820)
Net change in:
Trading account securities	1,582	1,326
Lease right-of-use assets	4,833	—
Accrued interest receivable and other assets	32,634	23,555
Accrued interest payable and other liabilities	(56,098)	28,376
Net cash from operating activities	146,132	210,708

Investing Activities:
Securities held to maturity:
Purchases	—	(1,500)
Maturities, calls and principal repayments	23,421	179,149
Securities available for sale:
Purchases	(1,526,279)	(3,245,923)
Sales	944,903	2,984,867
Maturities, calls and principal repayments	121,471	62,768
Proceeds from sale of loans	12,699	—
Net change in loans	(322,308)	(227,417)
Proceeds from sales of premises and equipment	4,667	11,317
Purchases of premises and equipment	(44,039)	(16,759)
Proceeds from sales of repossessed properties	—	307
Net cash from investing activities	(785,465)	(253,191)

Financing Activities:
Net change in deposits	(854,341)	(194,611)
Net change in short-term borrowings	(140,399)	(115,603)
Proceeds from stock option exercises	4,885	19,165
Purchase of treasury stock	(519)	—
Cash dividends paid on preferred stock	(2,016)	(2,016)
Cash dividends paid on common stock	(42,602)	(36,551)
Net cash from financing activities	(1,034,992)	(329,616)

Net change in cash and cash equivalents	(1,674,325)	(372,099)
Cash and cash equivalents at beginning of period	3,955,779	5,053,047
Cash and cash equivalents at end of period	$2,281,454	$4,680,948

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
The consolidated financial statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of our financial position and results of operations. All such adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2018, included in our Annual Report on Form 10-K filed with the SEC on February 6, 2019 (the “2018 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.
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
Cash Flow Reporting. Additional cash flow information was as follows:

	Three Months Ended March 31,
	2019	2018
Cash paid for interest	$34,402	$13,740
Cash paid for income taxes	—	—
Significant non-cash transactions:
Unsettled purchases/sales of securities	7,612	47,723
Loans foreclosed and transferred to other real estate owned and foreclosed assets	—	7
Right-of-use lease assets obtained in exchange for lessee operating lease liabilities	170,479	—

Accounting Changes, Reclassifications and Restatements. Certain items in prior financial statements have been reclassified to conform to the current presentation. In addition, as of January 1, 2019, we adopted certain accounting standard updates related to accounting for leases (Topic 842 - Leases), primarily Accounting Standards Update (“ASU”) 2016-02 and subsequent updates. Among other things, these updates require lessees to recognize a lease liability, measured on a discounted basis, related to the lessee's obligation to make lease payments arising under a lease contract; and a right-of-use asset related to the lessee’s right to use, or control the use of, a specified asset for the lease term. The updates did not significantly change lease accounting requirements applicable to lessors and did not significantly impact our financial statements in relation to contracts whereby we act as a lessor. We adopted the updates using a modified-retrospective transition approach and recognized right-of-use lease assets and related lease liabilities totaling $170.5 million and $174.4 million respectively as of January 1, 2019. We elected to apply certain practical adoption expedients provided under the updates whereby we did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. We did not elect to apply the recognition requirements of the updates to any short-term leases (as discussed below). As of March 31, 2019, right-of-use lease assets and related lease liabilities totaled $165.5 million and $171.8 million, respectively. Furthermore, during the second quarter of 2019, we expect to recognize an additional right-of-use asset and related lease liability totaling approximately $110.0 million to $140.0 million in connection with the commencement of the lease of our new corporate headquarters facility in downtown San Antonio. See Note 6 - Commitments and Contingencies.
We lease certain office facilities and office equipment under operating leases. We also own certain office facilities which we lease to outside parties under operating lessor leases; however, such leases are not significant. We do not apply the recognition requirements of Topic 842 - Leases to short-term operating leases. A short-term operating lease has an original term of 12 months or less and does not have a purchase option that is likely to be exercised. For non-short-term operating leases, we recognized lease right-of-use assets and related lease liabilities on our balance sheet upon commencement of the lease in accordance with Topic 842 - Leases. In recognizing lease right-of-use assets and related lease liabilities, we account for lease and non-lease components (such as taxes, insurance, and common area maintenance costs) separately as such amounts are generally readily determinable under our lease contracts. Lease payments over the expected term are discounted using our incremental borrowing rate referenced to the Federal Home Loan Bank Secure Connect advance rates for borrowings of similar term. We also consider renewal and termination options in the determination of the term of the lease. If it is reasonably certain that a renewal or termination option will be exercised, the effects of such options are included in the determination of the expected lease term. Generally, we cannot be reasonably certain about whether or not we will renew a lease until such time the lease is within the last two years of the existing lease term. However, renewal options related to our regional headquarter facilities or operations centers are evaluated on a case-by-case basis, typically in advance of such time frame. When we are reasonably certain that a renewal option will be exercised, we measure/remeasure the right-of-use asset and related lease liability using the lease payments specified for the renewal period or, if such amounts are unspecified, we generally assume an increase (evaluated on a case-by-case basis in light of prevailing market conditions) in the lease payment over the final period of the existing lease term.
We also adopted ASU 2017-08 “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities” as of January 1, 2019. ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium to require such premiums to be amortized to the earliest call date unless applicable guidance related to certain pools of securities is applied to consider estimated prepayments. Under prior guidance, entities were generally required to amortize premiums on individual, non-pooled callable debt securities as a yield adjustment over the contractual life of the security. ASU 2017-08 does not change the accounting for callable debt securities held at a discount. Upon adoption, using a modified retrospective transition adoption approach, we recognized a cumulative effect reduction to retained earnings totaling$12.6 million. We expect premium amortization expense for 2019 will be approximately $5.2 million higher than what would have been the case had we continued to amortize the affected securities to their respective maturity dates.
Note 2 - Securities
Securities. A summary of the amortized cost and estimated fair value of securities, excluding trading securities, is presented below.

	March 31, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity
Residential mortgage-backed securities	$2,656	$6	$53	$2,609	$2,737	$8	$85	$2,660
States and political subdivisions	1,073,123	20,628	2	1,093,749	1,101,820	11,525	552	1,112,793
Other	1,500	—	—	1,500	1,500	—	—	1,500
Total	$1,077,279	$20,634	$55	$1,097,858	$1,106,057	$11,533	$637	$1,116,953
Available for Sale
U.S. Treasury	$3,455,925	$5,314	$16,171	$3,445,068	$3,455,417	$1,772	$29,500	$3,427,689
Residential mortgage-backed securities	1,210,179	20,610	3,354	1,227,435	823,208	13,079	6,547	829,740
States and political subdivisions	7,130,105	181,170	12,549	7,298,726	7,089,132	70,760	72,690	7,087,202
Other	42,734	—	—	42,734	42,690	—	—	42,690
Total	$11,838,943	$207,094	$32,074	$12,013,963	$11,410,447	$85,611	$108,737	$11,387,321

All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. At March 31, 2019, approximately 98.4% of the securities in our municipal bond portfolio were issued by political subdivisions or agencies within the State of Texas, of which approximately 68.7% are either guaranteed by the Texas Permanent School Fund, which has a “triple A” insurer financial strength rating, or are secured by U.S. Treasury securities via defeasance of the debt by the issuers. Securities with limited marketability and that do not have readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar securities of the same issuer. These securities include stock in the Federal Reserve Bank and the Federal Home Loan Bank and are reported as other available for sale securities in the table above. The carrying value of securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $3.4 billion at March 31, 2019 and $3.8 billion at December 31, 2018.
During the fourth quarter of 2012, we reclassified certain securities from available for sale to held to maturity. The securities had an aggregate fair value of $2.3 billion with an aggregate net unrealized gain of $165.7 million ($107.7 million, net of tax) on the date of the transfer. The net unamortized, unrealized gain on the remaining transferred securities included in accumulated other comprehensive income in the accompanying balance sheet as of March 31, 2019 totaled $2.4 million ($1.9 million, net of tax). This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities.
Unrealized Losses. As of March 31, 2019, securities with unrealized losses, segregated by length of impairment, were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Held to Maturity
Residential mortgage-backed securities	$—	$—	$2,039	$53	$2,039	$53
States and political subdivisions	—	—	2,361	2	2,361	2
Total	$—	$—	$4,400	$55	$4,400	$55
Available for Sale
U.S. Treasury	$—	$—	$3,153,533	$16,171	$3,153,533	$16,171
Residential mortgage-backed securities	1,716	1	183,952	3,353	185,668	3,354
States and political subdivisions	58,884	1,333	739,744	11,216	798,628	12,549
Total	$60,600	$1,334	$4,077,229	$30,740	$4,137,829	$32,074

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
Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time we expect to receive full value for the securities. Furthermore, as of March 31, 2019, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. Any unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2019, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in our consolidated income statement.

Contractual Maturities. The amortized cost and estimated fair value of securities, excluding trading securities, at March 31, 2019 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities and equity securities are shown separately since they are not due at a single maturity date.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$58,032	$58,525	$2,606,267	$2,593,167
Due after one year through five years	128,835	131,725	1,662,791	1,673,779
Due after five years through ten years	505,528	514,331	375,007	390,443
Due after ten years	382,228	390,668	5,941,965	6,086,405
Residential mortgage-backed securities	2,656	2,609	1,210,179	1,227,435
Equity securities	—	—	42,734	42,734
Total	$1,077,279	$1,097,858	$11,838,943	$12,013,963

Sales of Securities. Sales of securities available for sale were as follows:

	Three Months Ended March 31,
	2019	2018
Proceeds from sales	$944,903	$2,984,867
Gross realized gains	—	—
Gross realized losses	—	(19)
Tax (expense) benefit of securities gains/losses	—	4

Premiums and Discounts. Premium amortization and discount accretion included in interest income on securities was as follows:

	Three Months Ended March 31,
	2019	2018
Premium amortization	$(29,879)	$(26,036)
Discount accretion	1,183	1,776
Net (premium amortization) discount accretion	$(28,696)	$(24,260)

Trading Account Securities. Trading account securities, at estimated fair value, were as follows:

	March 31, 2019	December 31, 2018
U.S. Treasury	$22,503	$21,928
States and political subdivisions	2,728	2,158
Total	$25,231	$24,086

Net gains and losses on trading account securities were as follows:

	Three Months Ended March 31,
	2019	2018
Net gain on sales transactions	$506	$505
Net mark-to-market gains (losses)	4	(36)
Net gain (loss) on trading account securities	$510	$469

Note 3 - Loans
Loans were as follows:

	March 31, 2019	Percentage of Total	December 31, 2018	Percentage of Total
Commercial and industrial	$5,368,271	37.3%	$5,111,957	36.3%
Energy:
Production	1,278,366	8.9	1,309,314	9.3
Service	166,649	1.2	168,775	1.2
Other	114,058	0.7	124,509	0.9
Total energy	1,559,073	10.8	1,602,598	11.4
Commercial real estate:
Commercial mortgages	4,256,999	29.6	4,121,966	29.2
Construction	1,244,567	8.6	1,267,717	9.0
Land	311,629	2.2	306,755	2.2
Total commercial real estate	5,813,195	40.4	5,696,438	40.4
Consumer real estate:
Home equity loans	351,762	2.4	353,924	2.5
Home equity lines of credit	337,312	2.3	337,168	2.4
Other	438,678	3.1	427,898	3.0
Total consumer real estate	1,127,752	7.8	1,118,990	7.9
Total real estate	6,940,947	48.2	6,815,428	48.3
Consumer and other	538,048	3.7	569,750	4.0
Total loans	$14,406,339	100.0%	$14,099,733	100.0%

Concentrations of Credit. Most of our lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio, as well as other markets. The majority of our loan portfolio consists of commercial and industrial and commercial real estate loans. As of March 31, 2019, there were no concentrations of loans related to any single industry in excess of 10% of total loans other than energy loans, which totaled 10.8% of total loans. Unfunded commitments to extend credit and standby letters of credit issued to customers in the energy industry totaled $1.2 billion and $53.4 million, respectively, as of March 31, 2019.
Foreign Loans. We have U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at March 31, 2019 or December 31, 2018.
Related Party Loans. In the ordinary course of business, we have granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”). Such loans totaled $272.4 million at March 31, 2019 and $256.1 million at December 31, 2018.
Non-Accrual and Past Due Loans. Non-accrual loans, segregated by class of loans, were as follows:

	March 31, 2019	December 31, 2018
Commercial and industrial	$16,035	$9,239
Energy	45,673	46,932
Commercial real estate:
Buildings, land and other	26,760	15,268
Construction	410	—
Consumer real estate	1,860	892
Consumer and other	1,424	1,408
Total	$92,162	$73,739

Had non-accrual loans performed in accordance with their original contract terms, we would have recognized additional interest income, net of tax, of approximately $1.0 million for the three months ended March 31, 2019, compared to $1.5 million for the three months ended March 31, 2018.

An age analysis of past due loans (including both accruing and non-accruing loans), segregated by class of loans, as of March 31, 2019 was as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and industrial	$24,572	$15,675	$40,247	$5,328,024	$5,368,271	$7,377
Energy	10,151	1,766	11,917	1,547,156	1,559,073	1,221
Commercial real estate:
Buildings, land and other	22,223	12,580	34,803	4,533,825	4,568,628	2,273
Construction	6,173	410	6,583	1,237,984	1,244,567	—
Consumer real estate	7,331	2,207	9,538	1,118,214	1,127,752	1,794
Consumer and other	7,143	2,532	9,675	528,373	538,048	1,124
Total	$77,593	$35,170	$112,763	$14,293,576	$14,406,339	$13,789

Impaired Loans. Impaired loans are set forth in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
March 31, 2019
Commercial and industrial	$15,281	$3,554	$10,647	$14,201	$6,698
Energy	66,754	6,342	39,131	45,473	8,996
Commercial real estate:
Buildings, land and other	27,491	12,236	14,086	26,322	2,855
Construction	430	410	—	410	—
Consumer real estate	1,285	1,285	—	1,285	—
Consumer and other	1,492	—	1,424	1,424	1,424
Total	$112,733	$23,827	$65,288	$89,115	$19,973
December 31, 2018
Commercial and industrial	$9,094	$2,842	$4,287	$7,129	$2,558
Energy	67,900	6,817	39,890	46,707	9,671
Commercial real estate:
Buildings, land and other	15,774	2,168	12,517	14,685	2,599
Construction	—	—	—	—	—
Consumer real estate	293	293	—	293	—
Consumer and other	1,475	—	1,407	1,407	1,407
Total	$94,536	$12,120	$58,101	$70,221	$16,235

The average recorded investment in impaired loans was as follows:

	Three Months Ended March 31,
	2019	2018
Commercial and industrial	$10,665	$29,496
Energy	46,090	99,657
Commercial real estate:
Buildings, land and other	20,504	8,009
Construction	205	—
Consumer real estate	789	1,321
Consumer and other	1,416	—
Total	$79,669	$138,483

Troubled Debt Restructurings. Troubled debt restructurings during the three months ended March 31, 2019 and March 31, 2018 are set forth in the following table.

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Balance at Restructure	Balance at Period-End	Balance at Restructure	Balance at Period-End
Commercial and industrial	$307	$293	$2,203	$2,171
Energy	—	—	13,708	12,058
Commercial real estate:
Buildings, land and other	5,901	5,898	—	—
	$6,208	$6,191	$15,911	$14,229

Loan modifications are typically related to extending amortization periods, converting loans to interest only for a limited period of time, deferral of interest payments, waiver of certain covenants, consolidating notes and/or reducing collateral or interest rates. The modifications during the reported periods did not significantly impact our determination of the allowance for loan losses.
Additional information related to restructured loans as of or for the three months ended March 31, 2019 and March 31, 2018 is set forth in the following table.

	March 31, 2019	March 31, 2018
Restructured loans past due in excess of 90 days at period-end:
Number of loans	4	—
Dollar amount of loans	$2,367	$—
Restructured loans on non-accrual status at period end	2,162	2,171
Charge-offs of restructured loans:
Recognized in connection with restructuring	—	—
Recognized on previously restructured loans	—	1,650
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
We utilize a risk grading matrix to assign a risk grade to each of our commercial loans. Loans are graded on a scale of 1 to 14. A description of the general characteristics of the 14 risk grades is set forth in our 2018 Form 10-K. In monitoring credit quality trends in the context of assessing the appropriate level of the allowance for loan losses, we monitor portfolio credit quality by the weighted-average risk grade of each class of commercial loan. Individual relationship managers review updated financial information for all pass grade loans to reassess the risk grade on at least an annual basis. When a loan has a risk grade of 9, it is still considered a pass grade loan; however, it is considered to be on management’s “watch list,” where a significant risk-modifying action is anticipated in the near term. When a loan has a risk grade of 10 or higher, a special assets officer monitors the loan on an on-going basis.

The following tables present weighted-average risk grades for all commercial loans by class.

	March 31, 2019		December 31, 2018
	Weighted Average Risk Grade	Loans	Weighted Average Risk Grade	Loans
Commercial and industrial:
Risk grades 1-8	6.08	$5,024,023	6.12	$4,862,275
Risk grade 9	9.00	182,286	9.00	112,431
Risk grade 10	10.00	51,968	10.00	58,328
Risk grade 11	11.00	93,960	11.00	69,684
Risk grade 12	12.00	9,336	12.00	6,681
Risk grade 13	13.00	6,698	13.00	2,558
Total	6.33	$5,368,271	6.30	$5,111,957
Energy
Risk grades 1-8	5.77	$1,358,199	5.76	$1,451,673
Risk grade 9	9.00	81,621	9.00	35,565
Risk grade 10	10.00	35,056	10.00	43,001
Risk grade 11	11.00	38,524	11.00	25,427
Risk grade 12	12.00	36,677	12.00	37,261
Risk grade 13	13.00	8,996	13.00	9,671
Total	6.35	$1,559,073	6.22	$1,602,598
Commercial real estate:
Buildings, land and other
Risk grades 1-8	6.78	$4,280,730	6.76	$4,143,264
Risk grade 9	9.00	111,496	9.00	109,660
Risk grade 10	10.00	62,315	10.00	62,353
Risk grade 11	11.00	87,327	11.00	98,176
Risk grade 12	12.00	23,905	12.00	12,669
Risk grade 13	13.00	2,855	13.00	2,599
Total	6.99	$4,568,628	6.98	$4,428,721
Construction
Risk grades 1-8	7.15	$1,176,243	7.13	$1,177,260
Risk grade 9	9.00	49,728	9.00	60,754
Risk grade 10	10.00	13,869	10.00	24,877
Risk grade 11	11.00	4,317	11.00	4,826
Risk grade 12	12.00	410	12.00	—
Risk grade 13	13.00	—	13.00	—
Total	7.27	$1,244,567	7.29	$1,267,717

Net (charge-offs)/recoveries, segregated by class of loans, were as follows:

	Three Months Ended March 31,
	2019	2018
Commercial and industrial	$(1,938)	$(7,675)
Energy	47	(2,849)
Commercial real estate:
Buildings, land and other	27	81
Construction	3	2
Consumer real estate	(1,689)	(526)
Consumer and other	(3,235)	(1,457)
Total	$(6,785)	$(12,424)

In assessing the general economic conditions in the State of Texas, management monitors and tracks the Texas Leading Index (“TLI”), which is produced by the Federal Reserve Bank of Dallas. The TLI, the components of which are more fully described in our 2018 Form 10-K, totaled 127.3 at March 31, 2019 and 125.6 at December 31, 2018. A higher TLI value implies more favorable economic conditions.
Allowance for Loan Losses. The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of inherent losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. Our allowance for loan loss methodology, which is more fully described in our 2018 Form 10-K, follows the accounting guidance set forth in U.S. generally accepted accounting principles and the Interagency Policy Statement on the Allowance for Loan and Lease Losses, which was jointly issued by U.S. bank regulatory agencies. The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss and recovery experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off.
The following table presents details of the allowance for loan losses allocated to each portfolio segment as of March 31, 2019 and December 31, 2018 and detailed on the basis of the impairment evaluation methodology we used:

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
March 31, 2019
Historical valuation allowances	$31,431	$9,293	$20,576	$2,571	$7,699	$71,570
Specific valuation allowances	6,698	8,996	2,855	—	1,424	19,973
General valuation allowances	10,870	4,200	3,812	1,654	(84)	20,452
Macroeconomic valuation allowances	9,572	2,854	9,212	1,436	1,281	24,355
Total	$58,571	$25,343	$36,455	$5,661	$10,320	$136,350
Allocated to loans:
Individually evaluated	$6,698	$8,996	$2,855	$—	$1,424	$19,973
Collectively evaluated	51,873	16,347	33,600	5,661	8,896	116,377
Total	$58,571	$25,343	$36,455	$5,661	$10,320	$136,350
December 31, 2018
Historical valuation allowances	$25,351	$9,697	$20,817	$2,688	$6,845	$65,398
Specific valuation allowances	2,558	9,671	2,599	—	1,407	16,235
General valuation allowances	10,062	6,014	4,366	1,671	(13)	22,100
Macroeconomic valuation allowances	10,609	3,670	10,995	1,744	1,381	28,399
Total	$48,580	$29,052	$38,777	$6,103	$9,620	$132,132
Allocated to loans:
Individually evaluated	$2,558	$9,671	$2,599	$—	$1,407	$16,235
Collectively evaluated	46,022	19,381	36,178	6,103	8,213	115,897
Total	$48,580	$29,052	$38,777	$6,103	$9,620	$132,132

Our recorded investment in loans as of March 31, 2019 and December 31, 2018 related to each balance in the allowance for loan losses by portfolio segment and detailed on the basis of the impairment methodology we used was as follows:

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
March 31, 2019
Individually evaluated	$14,201	$45,473	$26,732	$1,285	$1,424	$89,115
Collectively evaluated	5,354,070	1,513,600	5,786,463	1,126,467	536,624	14,317,224
Total	$5,368,271	$1,559,073	$5,813,195	$1,127,752	$538,048	$14,406,339
December 31, 2018
Individually evaluated	$7,129	$46,707	$14,685	$293	$1,407	$70,221
Collectively evaluated	5,104,828	1,555,891	5,681,753	1,118,697	568,343	14,029,512
Total	$5,111,957	$1,602,598	$5,696,438	$1,118,990	$569,750	$14,099,733

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2019 and 2018. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Three months ended:
March 31, 2019
Beginning balance	$48,580	$29,052	$38,777	$6,103	$9,620	$132,132
Provision for loan losses	11,929	(3,756)	(2,352)	1,247	3,935	11,003
Charge-offs	(2,688)	—	(60)	(1,778)	(5,697)	(10,223)
Recoveries	750	47	90	89	2,462	3,438
Net charge-offs	(1,938)	47	30	(1,689)	(3,235)	(6,785)
Ending balance	$58,571	$25,343	$36,455	$5,661	$10,320	$136,350
March 31, 2018
Beginning balance	$59,614	$51,528	$30,948	$5,657	$7,617	$155,364
Provision for loan losses	5,794	(9,640)	7,443	1,218	2,130	6,945
Charge-offs	(9,252)	(2,850)	(5)	(719)	(3,972)	(16,798)
Recoveries	1,577	1	88	193	2,515	4,374
Net charge-offs	(7,675)	(2,849)	83	(526)	(1,457)	(12,424)
Ending balance	$57,733	$39,039	$38,474	$6,349	$8,290	$149,885

Note 4 - Goodwill and Other Intangible Assets
Goodwill and other intangible assets are presented in the table below.

	March 31, 2019	December 31, 2018
Goodwill	$654,952	$654,952
Other intangible assets:
Core deposits	$2,705	$2,959
Customer relationships	606	672
Non-compete agreements	13	18
	$3,324	$3,649

The estimated aggregate future amortization expense for intangible assets remaining as of March 31, 2019 is as follows:

Remainder of 2019	$842
2020	919
2021	697
2022	481
2023	283
Thereafter	102
$3,324

Note 5 - Deposits
Deposits were as follows:

	March 31, 2019	Percentage of Total	December 31, 2018	Percentage of Total
Non-interest-bearing demand deposits:
Commercial and individual	$9,621,070	36.6%	$10,305,850	37.9%
Correspondent banks	197,784	0.7	235,748	0.9
Public funds	310,054	1.2	455,896	1.7
Total non-interest-bearing demand deposits	10,128,908	38.5	10,997,494	40.5
Interest-bearing deposits:
Private accounts:
Savings and interest checking	6,975,228	26.5	6,977,813	25.7
Money market accounts	7,755,793	29.5	7,777,470	28.6
Time accounts of $100,000 or more	592,708	2.3	526,789	2.0
Time accounts under $100,000	340,405	1.3	331,511	1.2
Total private accounts	15,664,134	59.6	15,613,583	57.5
Public funds:
Savings and interest checking	428,420	1.6	473,754	1.8
Money market accounts	69,245	0.3	59,953	0.2
Time accounts of $100,000 or more	4,068	—	4,332	—
Time accounts under $100,000	88	—	88	—
Total public funds	501,821	1.9	538,127	2.0
Total interest-bearing deposits	16,165,955	61.5	16,151,710	59.5
Total deposits	$26,294,863	100.0%	$27,149,204	100.0%

The following table presents additional information about our deposits:

	March 31, 2019	December 31, 2018
Deposits from foreign sources (primarily Mexico)	$761,685	$752,658
Deposits not covered by deposit insurance	12,116,569	13,111,210

Note 6 - Commitments and Contingencies
Financial Instruments with Off-Balance-Sheet Risk. In the normal course of business, we enter into various transactions, which, in accordance with generally accepted accounting principles are not included in our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. As more fully discussed in our 2018 Form 10-K, these transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. We minimize our exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.
Financial instruments with off-balance-sheet risk were as follows:

	March 31, 2019	December 31, 2018
Commitments to extend credit	$8,522,497	$8,369,721
Standby letters of credit	275,923	271,575
Deferred standby letter of credit fees	1,816	2,069

Lease Commitments. We lease certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $8.6 million and $8.2 million during the three months ended March 31, 2019 and March 31, 2018, respectively. On January 1, 2019, we adopted a new accounting standard which required the recognition of our operating leases on our balance sheet. See Note 1 - Significant Accounting Policies. As of March 31, 2019, right-of-use lease assets and related lease liabilities totaled $165.5 million and $171.8 million, respectively, and are included with premises and equipment and accrued interest payable and other liabilities, respectively, on our accompanying consolidated balance sheet. Furthermore, during the second quarter of 2019, we expect to recognize an additional right-of-use lessee lease asset and related lessee lease liability totaling approximately $110.0 million to $140.0 million in connection with the commencement of the lease of our new corporate headquarters facility in downtown San Antonio. There has been no significant change in our expected future minimum lease payments since December 31, 2018. See the 2018 Form 10-K for information regarding these commitments.
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
Cullen/Frost’s and Frost Bank’s Common Equity Tier 1 capital includes common stock and related paid-in capital, net of treasury stock, and retained earnings. In connection with the adoption of the Basel III Capital Rules, we elected to opt-out of the requirement to include most components of accumulated other comprehensive income in Common Equity Tier 1. Common Equity Tier 1 for both Cullen/Frost and Frost Bank is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities, and subject to transition provisions. Frost Bank's Common Equity Tier 1 is also reduced by its equity investment in its financial subsidiary, Frost Insurance Agency (“FIA”).
Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. For Cullen/Frost, additional Tier 1 capital at March 31, 2019 and December 31, 2018 includes $144.5 million of 5.375% non-cumulative perpetual preferred stock. Frost Bank did not have any additional Tier 1 capital beyond Common Equity Tier 1 at March 31, 2019 or December 31, 2018.
Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both Cullen/Frost and Frost Bank includes a permissible portion of the allowance for loan losses. Tier 2 capital for Cullen/Frost also includes $100.0 million of qualified subordinated debt and $133.0 million of trust preferred securities at both March 31, 2019 and December 31, 2018.

The following tables present actual and required capital ratios as of March 31, 2019 and December 31, 2018 for Cullen/Frost and Frost Bank under the Basel III Capital Rules. The Basel III Capital Rules became fully phased-in on January 1, 2019. The minimum required capital amounts presented as of December 31, 2018 include the minimum required capital levels applicable as of that date as well as the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules became fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. See the 2018 Form 10-K for a more detailed discussion of the Basel III Capital Rules. After a review of risk-weight classifications during the first quarter of 2019, risk-weightings for certain loans were reclassified. Amounts reported as of December 31, 2018 have been revised to reflect these reclassifications.

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
March 31, 2019
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$2,710,546	12.34%	$1,537,237	7.00%	$1,427,434	6.50%
Frost Bank	2,784,786	12.71	1,533,226	7.00	1,423,709	6.50
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	2,855,032	13.00	1,866,645	8.50	1,756,842	8.00
Frost Bank	2,784,786	12.71	1,861,774	8.50	1,752,258	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	3,224,882	14.68	2,305,856	10.50	2,196,053	10.00
Frost Bank	2,921,636	13.34	2,299,838	10.50	2,190,322	10.00
Leverage Ratio
Cullen/Frost	2,855,032	9.35	1,221,268	4.00	1,526,584	5.00
Frost Bank	2,784,786	9.13	1,220,083	4.00	1,525,104	5.00

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2018
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$2,642,475	12.27%	$1,372,573	6.375%	$1,507,139	7.00%	$1,358,171	6.50%
Frost Bank	2,743,973	12.78	1,368,701	6.375	1,502,887	7.00	1,354,222	6.50
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	2,786,961	12.94	1,695,532	7.875	1,830,098	8.50	1,671,595	8.00
Frost Bank	2,743,973	12.78	1,690,748	7.875	1,824,934	8.50	1,666,735	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	3,152,593	14.64	2,126,143	9.875	2,260,709	10.50	2,089,494	10.00
Frost Bank	2,876,605	13.40	2,120,144	9.875	2,254,331	10.50	2,083,419	10.00
Leverage Ratio
Cullen/Frost	2,786,961	9.06	1,231,028	4.00	1,231,028	4.00	1,538,785	5.00
Frost Bank	2,743,973	8.93	1,229,650	4.00	1,229,650	4.00	1,537,062	5.00

As of March 31, 2019, capital levels at Cullen/Frost and Frost Bank exceed all capital adequacy requirements under the fully phased-in Basel III Capital Rules. Based on the ratios presented above, capital levels as of March 31, 2019 at Cullen/Frost and Frost Bank exceed the minimum levels necessary to be considered “well capitalized.”
Cullen/Frost and Frost Bank are subject to the regulatory capital requirements administered by the Federal Reserve Board and, for Frost Bank, the Federal Deposit Insurance Corporation (“FDIC”). Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of March 31, 2019, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.

Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On October 24, 2017, our board of directors authorized a $150.0 million stock repurchase program, allowing us to repurchase shares of our common stock over a two year period from time to time at various prices in the open market or through private transactions. No shares were repurchased under this plan during the first quarter 2019 while we repurchased 1,027,292 shares at a total cost of $100.0 million during the fourth quarter of 2018. Under the Basel III Capital Rules, Cullen/Frost may not repurchase its common stock (or repurchase or redeem any of its preferred stock or subordinated notes) without the prior approval of the Federal Reserve Board.
Dividend Restrictions. In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements, including to repurchase its common stock. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well capitalized” status, at March 31, 2019, Frost Bank could pay aggregate dividends of up to $521.5 million to Cullen/Frost without prior regulatory approval.
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
Interest Rate Derivatives. We utilize interest rate swaps, caps and floors to mitigate exposure to interest rate risk and to facilitate the needs of our customers. Our objectives for utilizing these derivative instruments are described in our 2018 Form 10-K.
The notional amounts and estimated fair values of interest rate derivative contracts are presented in the following table. The fair values of interest rate derivative contracts are estimated utilizing internal valuation models with observable market data inputs, or as determined by the Chicago Mercantile Exchange (“CME”) for centrally cleared derivative contracts. CME rules legally characterize variation margin payments for centrally cleared derivatives as settlements of the derivatives' exposure rather than collateral. As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting and financial reporting purposes. Variation margin, as determined by the CME, is settled daily. As a result, derivative contracts that clear through the CME have an estimated fair value of zero as of March 31, 2019 and December 31, 2018.

	March 31, 2019		December 31, 2018
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivatives designated as hedges of fair value:
Financial institution counterparties:
Loan/lease interest rate swaps – assets	$10,642	$141	$10,941	$207
Loan/lease interest rate swaps – liabilities	3,538	(185)	3,885	(199)
Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan/lease interest rate swaps – assets	363,454	1,343	496,887	2,384
Loan/lease interest rate swaps – liabilities	748,152	(12,868)	691,143	(8,921)
Loan/lease interest rate caps – assets	143,084	688	122,791	509
Customer counterparties:
Loan/lease interest rate swaps – assets	764,546	24,818	691,143	16,706
Loan/lease interest rate swaps – liabilities	347,060	(3,503)	496,887	(8,891)
Loan/lease interest rate caps – liabilities	143,084	(688)	122,791	(509)

The weighted-average rates paid and received for interest rate swaps outstanding at March 31, 2019 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Fair value hedge loan/lease interest rate swaps	2.35%	2.49%
Non-hedging interest rate swaps – financial institution counterparties	4.18%	4.11%
Non-hedging interest rate swaps – customer counterparties	4.11%	4.18%

The weighted-average strike rate for outstanding interest rate caps was 2.99% at March 31, 2019.
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

		March 31, 2019		December 31, 2018
	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Oil – assets	Barrels	1,520	$5,495	2,416	$24,332
Oil – liabilities	Barrels	1,546	(6,882)	415	(646)
Natural gas – assets	MMBTUs	4,061	438	5,745	417
Natural gas – liabilities	MMBTUs	10,630	(910)	9,314	(1,272)
Customer counterparties:
Oil – assets	Barrels	1,650	7,044	415	646
Oil – liabilities	Barrels	1,416	(5,377)	2,416	(24,009)
Natural gas – assets	MMBTUs	10,660	1,025	10,236	1,373
Natural gas – liabilities	MMBTUs	4,031	(433)	4,823	(393)

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

		March 31, 2019		December 31, 2018
	Notional Currency	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Forward contracts – assets	GBP	91	$—	—	$—
Forward contracts – liabilities	CAD	7,451	(48)	11,003	(13)
Forward contracts – liabilities	GBP	—	—	142	(2)
Forward contracts – liabilities	MXN	—	—	3,015	(132)
Customer counterparties:
Forward contracts – assets	CAD	7,434	66	10,979	40
Forward contracts – assets	GBP	93	1	145	4
Forward contracts – assets	MXN	—	—	3,000	149

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
Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended March 31,
	2019	2018
Commercial loan/lease interest rate swaps:
Amount of gain (loss) included in interest income on loans	$26	$(42)

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

	Three Months Ended March 31,
	2019	2018
Non-hedging interest rate derivatives:
Other non-interest income	$586	$1,488
Other non-interest expense	—	(21)
Non-hedging commodity derivatives:
Other non-interest income	103	90
Non-hedging foreign currency derivatives:
Other non-interest income	17	59

Counterparty Credit Risk. Our credit exposure relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with bank customers was approximately $29.4 million at March 31, 2019. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. Our credit exposure, net of collateral pledged, relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with upstream financial institution counterparties was approximately $12.1 million at March 31, 2019. This amount was primarily related to excess collateral we posted to counterparties. Collateral levels for upstream financial institution counterparties are monitored and adjusted as necessary. See Note 9 – Balance Sheet Offsetting and Repurchase Agreements for additional information regarding our credit exposure with upstream financial institution counterparties. The aggregate fair value of securities we posted as collateral related to derivative contracts totaled $146 thousand at March 31, 2019. At such date, we also had $24.7 million in cash collateral on deposit with other financial institution counterparties.
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
Information about financial instruments that are eligible for offset in the consolidated balance sheet as of March 31, 2019 is presented in the following tables.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
March 31, 2019
Financial assets:
Derivatives:
Loan/lease interest rate swaps and caps	$2,172	$—	$2,172
Commodity swaps and options	5,933	—	5,933
Foreign currency forward contracts	—	—	—
Total derivatives	8,105	—	8,105
Resell agreements	9,642	—	9,642
Total	$17,747	$—	$17,747
Financial liabilities:
Derivatives:
Loan/lease interest rate swaps	$13,053	$—	$13,053
Commodity swaps and options	7,792	—	7,792
Foreign currency forward contracts	48	—	48
Total derivatives	20,893	—	20,893
Repurchase agreements	1,210,224	—	1,210,224
Total	$1,231,117	$—	$1,231,117

		Gross Amounts Not Offset
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
March 31, 2019
Financial assets:
Derivatives:
Counterparty A	$320	$(320)	$—	$—
Counterparty B	3,022	(3,022)	—	—
Counterparty C	34	(34)	—	—
Other counterparties	4,729	(3,969)	(235)	525
Total derivatives	8,105	(7,345)	(235)	525
Resell agreements	9,642	—	(9,642)	—
Total	$17,747	$(7,345)	$(9,877)	$525
Financial liabilities:
Derivatives:
Counterparty A	$4,753	$(320)	$(4,433)	$—
Counterparty B	6,033	(3,022)	(3,011)	—
Counterparty C	183	(34)	(149)	—
Other counterparties	9,924	(3,969)	(5,670)	285
Total derivatives	20,893	(7,345)	(13,263)	285
Repurchase agreements	1,210,224	—	(1,210,224)	—
Total	$1,231,117	$(7,345)	$(1,223,487)	$285

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
The remaining contractual maturity of repurchase agreements in the consolidated balance sheets as of March 31, 2019 and December 31, 2018 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
March 31, 2019
Repurchase agreements:
U.S. Treasury	$1,098,844	$—	$—	$—	$1,098,844
Residential mortgage-backed securities	111,380	—	—	—	111,380
Total borrowings	$1,210,224	$—	$—	$—	$1,210,224
Gross amount of recognized liabilities for repurchase agreements					$1,210,224
Amounts related to agreements not included in offsetting disclosures above					$—

December 31, 2018
Repurchase agreements:
U.S. Treasury	$1,334,063	$—	$—	$—	$1,334,063
Residential mortgage-backed securities	26,235	—	—	—	26,235
Total borrowings	$1,360,298	$—	$—	$—	$1,360,298
Gross amount of recognized liabilities for repurchase agreements					$1,360,298
Amounts related to agreements not included in offsetting disclosures above					$—

Note 10 - Stock-Based Compensation
A combined summary of activity in our active stock plans is presented in the table. Performance stock units outstanding are presented assuming attainment of the maximum payout rate as set forth by the performance criteria. As of March 31, 2019, there were 1,268,144 shares remaining available for grant for future stock-based compensation awards.

	Director Deferred Stock Units Outstanding		Non-Vested Stock Awards/Stock Units Outstanding		Performance Stock Units Outstanding		Stock Options Outstanding
	Number of Units	Weighted- Average Fair Value at Grant	Number of Shares/Units	Weighted- Average Fair Value at Grant	Number of Units	Weighted- Average Fair Value at Grant	Number of Shares	Weighted- Average Exercise Price
Balance, January 1, 2019	48,910	$71.14	383,797	$85.59	125,809	$82.55	2,352,008	$63.55
Authorized	—	—	—	—	—	—	—	—
Granted	—	—	1,631	91.95	—	—	—	—
Exercised/vested	—	—	(17,800)	65.11	—	—	(83,065)	58.82
Forfeited/expired	—	—	(998)	92.65	—	—	(4,500)	65.11
Balance, March 31, 2019	48,910	$71.14	366,630	$86.59	125,809	$82.55	2,264,443	$63.72

Shares issued in connection with stock compensation awards are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. Shares issued in connection with stock compensation awards along with other related information were as follows:

	Three Months Ended March 31,
	2019	2018
New shares issued from available authorized shares	—	—
Issued from available treasury stock	100,865	318,110
Total	100,865	318,110

Proceeds from stock option exercises	$4,885	$19,165

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
Stock-based compensation expense and the related income tax benefit is presented in the following table.

	Three Months Ended March 31,
	2019	2018
Stock options	$382	$1,085
Non-vested stock awards/stock units	2,135	1,468
Director deferred stock units	—	—
Performance stock units	1,137	622
Total	$3,654	$3,175
Income tax benefit	$584	$667

Unrecognized stock-based compensation expense at March 31, 2019 is presented in the table below. Unrecognized stock-based compensation expense related to performance stock units is presented assuming attainment of the maximum payout rate as set forth by the performance criteria.

Stock options	$866
Non-vested stock awards/stock units	15,724
Performance stock units	5,390
Total	$21,980

Note 11 - Earnings Per Common Share
Earnings per common share is computed using the two-class method as more fully described in our 2018 Form 10-K. The following table presents a reconciliation of net income available to common shareholders, net earnings allocated to common stock and the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended March 31,
	2019	2018
Net income	$116,496	$106,480
Less: Preferred stock dividends	2,016	2,016
Net income available to common shareholders	114,480	104,464
Less: Earnings allocated to participating securities	980	702
Net earnings allocated to common stock	$113,500	$103,762

Distributed earnings allocated to common stock	$42,238	$36,306
Undistributed earnings allocated to common stock	71,262	67,456
Net earnings allocated to common stock	$113,500	$103,762

Weighted-average shares outstanding for basic earnings per common share	63,009,060	63,649,198
Dilutive effect of stock compensation	818,896	1,012,997
Weighted-average shares outstanding for diluted earnings per common share	63,827,956	64,662,195

Note 12 - Defined Benefit Plans
The components of the combined net periodic expense (benefit) for our defined benefit pension plans are presented in the table below.

	Three Months Ended March 31,
	2019	2018
Expected return on plan assets, net of expenses	$(2,693)	$(2,979)
Interest cost on projected benefit obligation	1,618	1,475
Net amortization and deferral	1,406	1,250
Net periodic expense (benefit)	$331	$(254)

Our non-qualified defined benefit pension plan is not funded. No contributions to the qualified defined benefit pension plan were made during the three months ended March 31, 2019. We do not expect to make any contributions to the qualified defined benefit plan during the remainder of 2019.
Note 13 - Income Taxes
Income tax expense was as follows:

	Three Months Ended March 31,
	2019	2018
Current income tax expense (benefit)	$14,999	$746
Deferred income tax expense (benefit)	(1,044)	10,411
Income tax expense, as reported	$13,955	$11,157

Effective tax rate	10.7%	9.5%

We had a net deferred tax liability totaling $21.0 million at March 31, 2019 and a net deferred tax asset totaling $19.8 million at December 31, 2018. The change in net deferred taxes was primarily related to unrealized gains on available-for-sale securities during the three months ended March 31, 2019. No valuation allowance for deferred tax assets was recorded at March 31, 2019 as management believes it is more likely than not that all of the deferred tax assets will be realized against deferred tax liabilities and projected future taxable income.

The effective income tax rates differed from the U.S. statutory federal income tax rates of 21% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies and the income tax effects associated with stock-based compensation. There were no unrecognized tax benefits during any of the reported periods. Interest and/or penalties related to income taxes are reported as a component of income tax expense. Such amounts were not significant during the reported periods.
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

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$198,146	$41,611	$156,535	$(178,904)	$(37,570)	$(141,334)
Change in net unrealized gain on securities transferred to held to maturity	(344)	(72)	(272)	(2,619)	(550)	(2,069)
Reclassification adjustment for net (gains) losses included in net income	—	—	—	19	4	15
Total securities available for sale and transferred securities	197,802	41,539	156,263	(181,504)	(38,116)	(143,388)
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	—	—	—	—	—	—
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	1,406	295	1,111	1,250	263	987
Total defined-benefit post-retirement benefit plans	1,406	295	1,111	1,250	263	987
Total other comprehensive income (loss)	$199,208	$41,834	$157,374	$(180,254)	$(37,853)	$(142,401)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available For Sale	Defined Benefit Plans	Accumulated Other Comprehensive Income
Balance January 1, 2019	$(16,103)	$(47,497)	$(63,600)
Other comprehensive income (loss) before reclassifications	156,263	—	156,263
Reclassification of amounts included in net income	—	1,111	1,111
Net other comprehensive income (loss) during period	156,263	1,111	157,374
Balance at March 31, 2019	$140,160	$(46,386)	$93,774

Balance January 1, 2018	$117,230	$(37,718)	$79,512
Other comprehensive income (loss) before reclassifications	(143,403)	—	(143,403)
Reclassification of amounts included in net income	15	987	1,002
Net other comprehensive income (loss) during period	(143,388)	987	(142,401)
Reclassification of certain income tax effects related to the change in the U.S. statutory federal income tax rate under the Tax Cuts and Jobs Act to retained earnings	17,557	(8,022)	9,535
Balance at March 31, 2018	$(8,601)	$(44,753)	$(53,354)

Note 15 – Operating Segments
We are managed under a matrix organizational structure whereby our two primary operating segments, Banking and Frost Wealth Advisors, overlap a regional reporting structure. See our 2018 Form 10-K for additional information regarding our operating segments. Summarized operating results by segment were as follows:

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
Revenues from (expenses to) external customers:
Three months ended:
March 31, 2019	$308,613	$37,351	$(2,710)	$343,254
March 31, 2018	288,561	35,081	(2,449)	321,193
Net income (loss):
Three months ended:
March 31, 2019	$112,917	$6,400	$(2,821)	$116,496
March 31, 2018	103,641	5,634	(2,795)	106,480

Note 16 – Fair Value Measurements
The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, we utilize valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. ASC Topic 820 establishes a three-level fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. See our 2018 Form 10-K for additional information regarding the fair value hierarchy and a description of our valuation techniques.
Financial Assets and Financial Liabilities. The table below summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, segregated by the level of the valuation inputs within the fair value hierarchy of ASC Topic 820 utilized to measure fair value.

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
March 31, 2019
Securities available for sale:
U.S. Treasury	$3,445,068	$—	$—	$3,445,068
Residential mortgage-backed securities	—	1,227,435	—	1,227,435
States and political subdivisions	—	7,298,726	—	7,298,726
Other	—	42,734	—	42,734
Trading account securities:
U.S. Treasury	22,503	—	—	22,503
States and political subdivisions	—	2,728	—	2,728
Derivative assets:
Interest rate swaps, caps and floors	—	26,990	—	26,990
Commodity swaps and options	—	14,002	—	14,002
Foreign currency forward contracts	67	—	—	67
Derivative liabilities:
Interest rate swaps, caps and floors	—	17,244	—	17,244
Commodity swaps and options	—	13,602	—	13,602
Foreign currency forward contracts	48	—	—	48

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2018
Securities available for sale:
U.S. Treasury	$3,427,689	$—	$—	$3,427,689
Residential mortgage-backed securities	—	829,740	—	829,740
States and political subdivisions	—	7,087,202	—	7,087,202
Other	—	42,690	—	42,690
Trading account securities:
U.S. Treasury	21,928	—	—	21,928
States and political subdivisions	—	2,158	—	2,158
Derivative assets:
Interest rate swaps, caps and floors	—	19,806	—	19,806
Commodity swaps and options	—	26,768	—	26,768
Foreign currency forward contracts	193	—	—	193
Derivative liabilities:
Interest rate swaps, caps and floors	—	18,520	—	18,520
Commodity swaps and options	—	26,320	—	26,320
Foreign currency forward contracts	147	—	—	147

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

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Level 2	Level 3	Level 2	Level 3
Carrying value of impaired loans before allocations	$11,487	$37,525	$365	$56,788
Specific valuation allowance (allocations) reversals of prior allocations	(256)	(3,441)	(64)	(1,520)
Fair value	$11,231	$34,084	$301	$55,268

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

	Three Months Ended March 31,
	2019	2018
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$—	$7
Charge-offs recognized in the allowance for loan losses	—	—
Fair value	$—	$7
Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$—	$1,823
Write-downs included in other non-interest expense	—	(473)
Fair value	$—	$1,350

Financial Instruments Reported at Amortized Cost. The estimated fair values of financial instruments that are reported at amortized cost in our consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	March 31, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$2,281,454	$2,281,454	$3,955,779	$3,955,779
Securities held to maturity	1,077,279	1,097,858	1,106,057	1,116,953
Cash surrender value of life insurance policies	184,371	184,371	183,473	183,473
Accrued interest receivable	142,977	142,977	188,989	188,989
Level 3 inputs:
Loans, net	14,269,989	14,256,028	13,967,601	13,933,239
Financial liabilities:
Level 2 inputs:
Deposits	26,294,863	26,291,609	27,149,204	27,143,572
Federal funds purchased and repurchase agreements	1,227,149	1,227,149	1,367,548	1,367,548
Junior subordinated deferrable interest debentures	136,256	137,115	136,242	137,115
Subordinated notes payable and other borrowings	98,747	101,238	98,708	98,458
Accrued interest payable	7,844	7,844	7,394	7,394

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
Note 17 - Accounting Standards Updates
Information about certain recently issued accounting standards updates is presented below. Also refer to Note 20 - Accounting Standards Updates in our 2018 Form 10-K for additional information related to previously issued accounting standards updates.
ASU 2016-02, “Leases (Topic 842).” ASU 2016-02, among other things, requires lessees to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. We adopted ASU 2016-02, along with several other subsequent codification updates related to lease accounting, as of January 1, 2019. See Note 1 - Significant Accounting Policies for additional information.
ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective on January 1, 2020. We are currently evaluating the potential impact of ASU 2016-13 on our financial statements. In that regard, we have formed a cross-functional working group, under the direction of our Chief Financial Officer and our Chief Credit Officer. The working group is comprised of individuals from various functional areas including credit, risk management, finance and information technology, among others. We are currently working through our implementation plan which includes assessment and documentation of processes, internal controls and data sources; model development, documentation and validation; and system configuration, among other things. We are also in the process of implementing a third-party vendor solution to assist us in the application of ASU 2016-13. The adoption of ASU 2016-13 could result in an increase in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate that we establish an allowance for expected credit losses for certain debt securities and other financial assets. While we are currently unable to reasonably estimate the impact of adopting ASU 2016-13, we expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.

ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium to require such premiums to be amortized to the earliest call date unless applicable guidance related to certain pools of securities is applied to consider estimated prepayments. Under prior guidance, entities were generally required to amortize premiums on individual, non-pooled callable debt securities as a yield adjustment over the contractual life of the security. ASU 2017-08 did not change the accounting for callable debt securities held at a discount. We adopted ASU 2017-08 effective January 1, 2019 and recognized a cumulative effect adjustment reducing retained earnings by $12.6 million. See Note 1 - Significant Accounting Policies.
ASU 2017-12, “Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities.” ASU 2017-12 amends the hedge accounting recognition and presentation requirements in ASC 815 to improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities to better align the entity’s financial reporting for hedging relationships with those risk management activities and to reduce the complexity of and simplify the application of hedge accounting. ASU 2017-12 became effective for us on January 1, 2019 and did not have a significant impact on our financial statements.
ASU 2018-16, “Derivatives and Hedging (Topic 815) - Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes.” The amendments in this update permit use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the interest rates on direct U.S. Treasury obligations, the LIBOR swap rate, the OIS rate based on the Fed Funds Effective Rate and the Securities Industry and Financial Markets Association (“SIFMA”) Municipal Swap Rate. ASU 2018-16 became effective for us on January 1, 2019 and did not have a significant impact on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Review
Cullen/Frost Bankers, Inc.
The following discussion should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2018, and the other information included in the 2018 Form 10-K. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results for the year ending December 31, 2019 or any future period.
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
For additional information regarding critical accounting policies, refer to Note 1 - Summary of Significant Accounting Policies and Note 3 - Loans in the notes to consolidated financial statements and the sections captioned “Application of Critical Accounting Policies and Accounting Estimates” and “Allowance for Loan Losses” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2018 Form 10-K. There have been no significant changes in our application of critical accounting policies related to the allowance for loan losses since December 31, 2018.
Overview
A discussion of our results of operations is presented below. Certain reclassifications have been made to make prior periods comparable. Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on the applicable 21% federal tax rate in 2019 and 2018, thus making tax-exempt yields comparable to taxable asset yields.

Results of Operations
Net income available to common shareholders totaled $114.5 million, or $1.79 per diluted common share, for the three months ended March 31, 2019 compared to $104.5 million, or $1.61 per diluted common share, for the three months ended March 31, 2018.
Selected data for the comparable periods was as follows:

	Three Months Ended March 31,
	2019	2018
Taxable-equivalent net interest income	$271,179	$252,536
Taxable-equivalent adjustment	24,710	22,788
Net interest income	246,469	229,748
Provision for loan losses	11,003	6,945
Net interest income after provision for loan losses	235,466	222,803
Non-interest income	96,785	91,445
Non-interest expense	201,800	196,611
Income before income taxes	130,451	117,637
Income taxes	13,955	11,157
Net income	116,496	106,480
Preferred stock dividends	2,016	2,016
Net income available to common shareholders	$114,480	$104,464
Earnings per common share – basic	$1.80	$1.63
Earnings per common share – diluted	1.79	1.61
Dividends per common share	0.67	0.57
Return on average assets	1.48%	1.36%
Return on average common equity	14.08	13.62
Average shareholders’ equity to average assets	10.97	10.46
Net income available to common shareholders increased $10.0 million, or 9.6%, for the three months ended March 31, 2019 compared to the same period in 2018. The increase during the three months ended March 31, 2019 was primarily the result of a $16.7 million increase in net interest income and a $5.3 million increase in non-interest income partly offset by a $5.2 million increase in non-interest expense, a $4.1 million increase in the provision for loan losses and a $2.8 million increase in income tax expense.
Details of the changes in the various components of net income are further discussed below.
Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 71.8% of total revenue during the first three months of 2019. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.
The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate. The prime rate began 2018 at 4.50% and remained at that level until March 2018, when it increased 25 basis points to 4.75%. During the remainder of 2018, the prime rate increased an additional 75 basis points (25 basis points in each of June, September and December) to end 2018 at 5.50%. The prime rate did not change during the first three months of 2019. Our loan portfolio is also impacted by changes in the London Interbank Offered Rate (LIBOR). At March 31, 2019, the one-month and three-month U.S. dollar LIBOR interest rates were 2.50% and 2.60%, respectively, while at March 31, 2018, the one-month and three-month U.S. dollar LIBOR interest rates were 1.89% and 2.31%, respectively. The effective federal funds rate, which is the cost of immediately available overnight funds, began 2018 at 1.50% and remained at that level until March 2018, when it increased 25 basis points to 1.75%. During the remainder of 2018 the effective federal funds rate increased 75 basis points (25 basis points in each of June, September, and December) to end 2018 at 2.50%. The effective federal funds rate did not change during the first three months of 2019.
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

	Three Months Ended
	March 31, 2019 vs. March 31, 2018
	Increase (Decrease) Due to Change in
	Rate	Volume	Total
Interest-bearing deposits	$6,265	$(9,720)	$(3,455)
Federal funds sold and resell agreements	511	316	827
Securities:
Taxable	2,183	1,938	4,121
Tax-exempt	(1,719)	5,860	4,141
Loans, net of unearned discounts	23,348	10,935	34,283
Total earning assets	30,588	9,329	39,917
Savings and interest checking	312	23	335
Money market deposit accounts	12,835	107	12,942
Time accounts	2,005	167	2,172
Public funds	870	217	1,087
Federal funds purchased and repurchase agreements	4,296	86	4,382
Junior subordinated deferrable interest debentures	356	—	356
Subordinated notes payable and other notes	—	—	—
Total interest-bearing liabilities	20,674	600	21,274
Net change	$9,914	$8,729	$18,643
Taxable-equivalent net interest income for the three months ended March 31, 2019 increased $18.6 million, or 7.4%, compared to the same periods in 2018. The increase in taxable-equivalent net interest income during the first quarter of 2019 was primarily related to increases in the average yields on loans, interest-bearing deposits and taxable securities combined with increases in the average volumes of loans, tax-exempt securities and taxable securities. The impact of these items was partly offset by increases in the average rates paid on interest-bearing deposits and other borrowed funds and a decrease in the average volume of interest bearing deposits (primarily excess reserves held in an interest-bearing account at the Federal Reserve).
The average volume of interest-earning assets for the three months ended March 31, 2019 decreased $48.0 million compared to the same period in 2018. The decrease included a $1.9 billion decrease in average interest-bearing deposits, federal funds sold and resell agreements partly offset by a $910.6 million increase in average loans, a $558.2 million increase in average tax-exempt securities and a $373.4 million increase in average taxable securities.
The taxable-equivalent net interest margin increased 27 basis points from 3.52% during the three months ended March 31, 2018 to 3.79% during the three months ended March 31, 2019. The increase in the taxable-equivalent net interest margin was primarily related to increases in the average yields on loans; interest-bearing deposits; federal funds sold and resell agreements; and taxable securities partly offset by increases in the average cost of interest-bearing deposits and other borrowed funds and a decrease in the average yield on tax-exempt securities. The taxable-equivalent net interest margin was also positively impacted by a decrease in the relative proportion of interest-earning assets invested in lower-yielding interest-bearing deposits (primarily excess reserves held in an interest-bearing account at the Federal Reserve). The average taxable-equivalent yield on interest-earning assets increased 56 basis points from 3.71% during the three months ended March 31, 2018 to 4.27% during the three months ended March 31, 2019. The average taxable-equivalent yield on interest-earning assets was primarily impacted by the aforementioned changes in market interest rates, changes in the volume and relative mix of interest-earning assets and statutory tax rates.

The average taxable-equivalent yield on loans increased 68 basis points from 4.65% during the three months ended March 31, 2018 to 5.33% during the three months ended March 31, 2019. The average taxable-equivalent yield on loans was positively impacted by the increases in market interest rates discussed above. The average volume of loans for the three months ended March 31, 2019 increased $910.6 million, or 6.8%, compared to the same period in 2018. Loans made up approximately 49.1% of average interest-earning assets during the three months ended March 31, 2019 compared to 45.8% during the same period in 2018.
The average taxable-equivalent yield on securities was 3.37% during the three months ended March 31, 2019, remaining relatively unchanged compared to the 3.36% during the same period in 2018. The average taxable-equivalent yield on securities during the three months ended March 31, 2019 compared to the same period in 2018 was positively impacted by increases in the average volume of tax-exempt and taxable securities and an increase in the average yield on taxable securities but was negatively impacted by a decrease in the average yield on tax-exempt securities. The average yield on taxable securities increased 20 basis points from 1.99% during the three months ended March 31, 2018 to 2.19% during the three months ended March 31, 2019. The average taxable-equivalent yield on tax-exempt securities decreased 9 basis points from 4.12% during the three months ended March 31, 2018 to 4.03% during the three months ended March 31, 2019. Tax exempt securities made up approximately 64.4% of total average securities during the three months ended March 31, 2019, compared to 64.8% during the same period in 2018. The average volume of total securities during the three months ended March 31, 2019 increased $931.7 million, or 7.9%, compared to the same period in 2018. Securities made up approximately 44.1% of average interest-earning assets during the three months ended March 31, 2019 compared to 40.8% during the same period in 2018.
Average interest-bearing deposits, federal funds sold and resell agreements for the three months ended March 31, 2019 decreased $1.9 billion, or 48.9%, compared to the same period in 2018. Interest-bearing deposits, federal funds sold and resell agreements made up approximately 6.8% of average interest-earning assets during the three months ended March 31, 2019 compared to 13.4% during the three months ended March 31, 2018. The decrease in the average volume of interest-bearing deposits, federal funds sold and resell agreements was primarily due to a decrease in the average volume of our excess reserves held in an interest-bearing account at the Federal Reserve during the first quarter of 2019 compared to the same period in 2018 as such funds were invested in higher yielding loans and securities. The volume of interest-bearing deposits, federal funds sold and resell agreements was also impacted by a decrease in the average volume of deposits during the first quarter of 2019 compared to the same period in 2018. The combined average yield on interest-bearing deposits, federal funds sold and resell agreements was 2.51% during the three months ended March 31, 2019 compared to 1.56% during the same period in 2018. As discussed above, the effective federal funds rate began 2018 at 1.50% and subsequently increased 100 basis points (25 basis points in each of March, June, September and December) to end 2018 at 2.50%, where it remained through March 31, 2019.
The average rate paid on interest-bearing liabilities was 0.81% during the three months ended March 31, 2019 increasing 48 basis points from 0.33% during the same period in 2018. Average deposits decreased $317.3 million, or 1.20%, during the three months ended March 31, 2019 compared to the same period in 2018 and included a $779.8 million decrease in average non-interest bearing deposits partly offset by a $462.5 million increase in average interest-bearing deposits. The ratio of average interest-bearing deposits to total average deposits was 61.0% during the three months ended March 31, 2019 compared to 58.5% during the same period of 2018. The average cost of deposits is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-bearing deposits. The average cost of interest-bearing deposits and total deposits was 0.69% and 0.42%, respectively, during the three months ended March 31, 2019 compared to 0.28% and 0.16%, respectively, during the three months ended March 31, 2018. The average cost of deposits during 2019 was impacted by increases in the interest rates we pay on most of our interest-bearing deposit products as a result of the aforementioned increases in market interest rates and market competition.
Our net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.46% during the three months ended March 31, 2019 compared to 3.38% during same period in 2018. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.
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

Provision for Loan Losses
The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb inherent losses within the existing loan portfolio. The provision for loan losses totaled $11.0 million for the three months ended March 31, 2019 compared to $6.9 million for the three months ended March 31, 2018. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.
Non-Interest Income
The components of non-interest income were as follows:

	Three Months Ended March 31,
	2019	2018
Trust and investment management fees	$31,697	$29,587
Service charges on deposit accounts	20,790	20,843
Insurance commissions and fees	18,406	15,980
Interchange and debit card transaction fees	3,280	3,158
Other charges, commissions and fees	9,062	9,007
Net gain (loss) on securities transactions	—	(19)
Other	13,550	12,889
Total	$96,785	$91,445
Total non-interest income for the three months ended March 31, 2019 increased $5.3 million, or 5.8%, compared to the same period in 2018. Changes in the various components of non-interest income are discussed in more detail below.
Trust and Investment Management Fees. Trust and investment management fees for the three months ended March 31, 2019 increased $2.1 million, or 7.1%, compared to the same period in 2018. Investment fees are the most significant component of trust and investment management fees, making up approximately 83.2% and 84.0% of total trust and investment management fees for the first three months of 2019 and 2018, respectively. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees.
The increase in trust and investment management fees during the three months ended March 31, 2019 compared to the same periods in 2018 was primarily the result of increases in trust investment fees (up $1.5 million) and increases in oil and gas fees (up $598 thousand). The increase in trust investment fees during 2019 was due to higher average equity valuations and an increase in the number of accounts. The increase in oil and gas fees during 2019 was related to energy prices and new business, partly driven by enhancements to our service offering.
At March 31, 2019, trust assets, including both managed assets and custody assets, were primarily composed of equity securities (50.0% of assets), fixed income securities (37.1% of assets) and cash equivalents (7.3% of assets). The estimated fair value of these assets was $35.0 billion (including managed assets of $15.0 billion and custody assets of $20.0 billion) at March 31, 2019, compared to $33.3 billion (including managed assets of $14.7 billion and custody assets of $18.7 billion) at December 31, 2018 and $32.9 billion (including managed assets of $14.2 billion and custody assets of $18.7 billion) at March 31, 2018.
Service Charges on Deposit Accounts. Service charges on deposit accounts for the three months ended March 31, 2019 decreased $53 thousand, or 0.3%, compared to the same period in 2018. The decrease was primarily related to a decrease in commercial service charges (down $875 thousand) mostly offset by increases in overdraft/insufficient funds charges on consumer and commercial accounts (up $693 thousand and $85 thousand, respectively) and consumer service charges (up $57 thousand). The decrease in commercial service charges was primarily due to a decrease in commercial deposit volumes during the first quarter of 2019 compared to the same period in 2018. Overdraft/insufficient funds charges totaled $9.6 million ($7.4 million consumer and $2.2 million commercial) during the three months ended March 31, 2019 compared to $8.8 million ($6.8 million consumer and $2.1 million commercial) during the same period in 2018. The increase in overdraft/insufficient funds charges was primarily due to increased transactions volumes during the first quarter of 2019 compared to the same period in 2018.
Insurance Commissions and Fees. Insurance commissions and fees for the three months ended March 31, 2019 increased $2.4 million, or 15.2%, compared to the same period in 2018. The increase was related to increases in commission income (up $2.6 million) partly offset by a decrease in contingent income (down $189 thousand). The increase in commission income during the three months ended March 31, 2019 was primarily related to increases in benefit plan commissions; commissions on property; and casualty policies and life insurance commissions. The increases in benefit plan commissions and property and casualty commissions were related to increased business volumes and market rates. The increase in life insurance commissions was related to increased business volumes. Insurance commissions and fees include contingent income totaling $3.2 million during the three months ended March 31, 2019 and $3.4 million during the same period in 2018. Contingent income primarily consists of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. These performance related contingent payments are seasonal in nature and are mostly received during the first quarter of each year. This performance related contingent income totaled $2.6 million and $2.9 million during the three months ended March 31, 2019 and 2018, respectively. The decrease in performance related contingent income during 2019 was related to lower growth within the portfolio partly offset by the impact of improvement in the loss performance of insurance policies previously placed. Contingent income also includes amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. This benefit plan related contingent income totaled $603 thousand during the three months ended March 31, 2019, and $552 thousand during the same period in 2018.
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

	Three Months Ended March 31,
	2019	2018
Income from debit card transactions	$5,405	$5,124
ATM service fees	981	947
Gross interchange and debit card transaction fees	6,386	6,071
Network costs	3,106	2,913
Net interchange and debit card transaction fees	$3,280	$3,158
The increase in interchange and debit card transaction fees during 2019, on a net basis, was primarily related to increased transaction volumes.
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
Other Charges, Commissions and Fees. Other charges, commissions and fees for the three months ended March 31, 2019 increased $55 thousand, or 0.6%, compared to the same period in 2018. The increase was primarily related to increases in income from the sale of life insurance and money market accounts (up $375 thousand and $316 thousand, respectively) mostly offset by decreases in income from the sale of mutual funds and annuities (down $276 thousand and $195 thousand, respectively) and brokerage commissions (down $196 thousand).
Net Gain/Loss on Securities Transactions. During the three months ended March 31, 2019, and 2018, we sold certain available-for-sale U.S Treasury securities with amortized costs totaling $944.9 million and $3.0 billion, respectively. No significant net gain or loss was realized on the 2019 sales while we realized a net loss totaling $19 thousand on the 2018 sales. The sales were primarily related to securities purchased and subsequently sold in the same period of their purchase in connection with our tax planning strategies related to the Texas franchise tax. The gross proceeds from the sales of these securities outside of Texas are included in total revenues/receipts from all sources reported for Texas franchise tax purposes, which results in a reduction in the overall percentage of revenues/receipts apportioned to Texas and subjected to taxation under the Texas franchise tax.
Other Non-Interest Income. Other non-interest income for the three months ended March 31, 2019 increased $661 thousand, or 5.1%, compared to the same period in 2018. The increase during the three months ended March 31, 2019 was primarily related to increases in sundry and other miscellaneous income (up $802 thousand) and public finance underwriting fees (up $535 thousand) partly offset by a decrease in income from customer derivative and trading activities (down $889 thousand). Sundry income during the three months ended March 31, 2019 included $931 thousand related to the recovery of interest written-off prior to 2019 and $250 thousand related to a settlement, among other things. The fluctuations in public finance underwriting fees income and income from customer derivative and trading activities during the three months ended March 31, 2019 were primarily related to changes in business volumes. Other non-interest income also included gains on the sale of various branch and operational facilities totaling $4.0 million during the three months ended March 31, 2019 and $3.7 million during the same period in 2018.

Non-Interest Expense
The components of non-interest expense were as follows:

	Three Months Ended March 31,
	2019	2018
Salaries and wages	$92,476	$86,683
Employee benefits	23,526	21,995
Net occupancy	19,267	19,740
Technology, furniture and equipment	21,664	19,679
Deposit insurance	2,808	4,879
Intangible amortization	325	388
Other	41,734	43,247
Total	$201,800	$196,611
Total non-interest expense for the three months ended March 31, 2019 increased $5.2 million, or 2.6%, compared to the same period in 2018. Changes in the various components of non-interest expense are discussed below.
Salaries and Wages. Salaries and wages for the three months ended March 31, 2019 increased $5.8 million, or 6.7%, compared to the same period in 2018. The increase was primarily related to an increase in salaries, due to an increase in the number of employees and normal annual merit and market increases, as well as increases in incentive compensation and stock compensation.
Employee Benefits. Employee benefits expense for the three months ended March 31, 2019 increased $1.5 million, or 7.0%, compared to the same period in 2018. The increase was primarily due to increases in medical benefits expense (up $654 thousand), expenses related to our defined benefit retirement plans (up $585 thousand) and expenses related to our 401(k) plan (up $387 thousand).
During the three months ended March 31, 2019, we recognized a combined net periodic pension expense of $331 thousand related to our defined benefit retirement plans compared to a combined net periodic pension benefit of $254 thousand during the same period in 2018. Our defined benefit retirement and restoration plans were frozen effective as of December 31, 2001 and were replaced by a profit sharing plan (which was merged with and into our 401(k) plan during 2019). Management believes these actions helped to reduce the volatility in retirement plan expense. However, we still have funding obligations related to the defined benefit and restoration plans and could recognize retirement expense related to these plans in future years, which would be dependent on the return earned on plan assets, the level of interest rates and employee turnover. See Note 12 - Defined Benefit Plans for additional information related to our net periodic pension benefit/cost.
Net Occupancy. Net occupancy expense for the three months ended March 31, 2019 decreased $473 thousand, or 2.4%, compared to the same period in 2018. The decrease during the three months ended March 31, 2019 was primarily related to decreases in property taxes (down $753 thousand), repairs and maintenance/service contracts expense (down $220 thousand) and utilities expense (down $220 thousand) partly offset by increases in lease expense (up $465 thousand) and depreciation on leasehold improvements (up $230 thousand).
Technology, Furniture and Equipment. Technology, furniture and equipment expense for the three months ended March 31, 2019 increased $2.0 million, or 10.1%, compared to the same period in 2018. The increase was primarily related to increases in software maintenance (up $1.6 million), depreciation on furniture and equipment (up $288 thousand) and software amortization (up $207 thousand).
Deposit Insurance. Deposit insurance expense totaled $2.8 million for the three months ended March 31, 2019 compared to $4.9 million for the three months ended March 31, 2018. The decrease in deposit insurance expense during 2019 was primarily related to a decrease in our base assessment rate and the termination of the quarterly Deposit Insurance Fund surcharge in the fourth quarter of 2018, as further discussed below.
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

Intangible Amortization. Intangible amortization is primarily related to core deposit intangibles and, to a lesser extent, intangibles related to customer relationships and non-compete agreements. Intangible amortization for the three months ended March 31, 2019 decreased $63 thousand, or 16.2%, compared to the same period in 2018. The decrease in amortization was primarily related to the completion of amortization of certain previously recognized intangible assets as well as a reduction in the annual amortization rate of certain previously recognized intangible assets as we use an accelerated amortization approach which results in higher amortization rates during the earlier years of the useful lives of intangible assets.
Other Non-Interest Expense. Other non-interest expense for the three months ended March 31, 2019 decreased $1.5 million, or 3.5%, compared to the same period in 2018. The decrease included decreases in donations expense (down $3.7 million), sundry and other miscellaneous expenses (down $1.9 million) and professional services expense (down $960 thousand), among other things. Donations expense during 2018 was impacted by a significant contribution to our charitable foundation. Professional services expense during 2018 was impacted by a data security incident which resulted in unauthorized access to a third-party lockbox software program used by certain of our commercial lockbox customers to store digital images. The aforementioned items were partly offset by increases in advertising/promotions expense, partly related to new sponsorship arrangements (up $3.5 million), and platform/management fees related to Frost Investment Advisors and Frost Investment Services (up $489 thousand), among other things.
Results of Segment Operations
Our operations are managed along two primary operating segments: Banking and Frost Wealth Advisors. A description of each business and the methodologies used to measure financial performance is described in Note 15 - Operating Segments in the accompanying notes to consolidated financial statements included elsewhere in this report. Net income (loss) by operating segment is presented below:

	Three Months Ended March 31,
	2019	2018
Banking	$112,917	$103,641
Frost Wealth Advisors	6,400	5,634
Non-Banks	(2,821)	(2,795)
Consolidated net income	$116,496	$106,480
Banking
Net income for the three months ended March 31, 2019 increased $9.3 million, or 9.0%, compared to the same period in 2018. The increase during the three months ended March 31, 2019 compared to the same period in 2018 was primarily the result of increases in net interest income (up $17.1 million) and non-interest income (up $3.0 million) partly offset by increases in non-interest expense (up $4.2 million), the provision for loan losses (up $4.1 million) and income tax expense (up $2.6 million).
Net interest income for the three months ended March 31, 2019 increased $17.1 million, or 7.4%, compared to the same period in 2018. The increase during the three months ended March 31, 2019 was primarily related to increases in the average yields on loans, interest-bearing deposits and taxable securities combined with increases in the average volumes of loans, tax-exempt securities and taxable securities. The impact of these items was partly offset by increases in the average rates paid on interest-bearing deposits and other borrowed funds and a decreases in the average volume of interest bearing deposits (primarily excess reserves held in an interest-bearing account at the Federal Reserve). See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.
The provision for loan losses for the three months ended March 31, 2019 totaled $11.0 million compared to $6.9 million for the same period in 2018. See the analysis of the provision for loan losses included in the section captioned “Allowance for Loan Losses” included elsewhere in this discussion.
Non-interest income for the three months ended March 31, 2019 increased $3.0 million, or 5.2%, compared to the same period in 2018. The increase during the three months ended March 31, 2019 was primarily due to increases in insurance commissions and fees and other non-interest income. The increase in insurance commissions and fees was primarily related to increases in benefit plan commissions, commissions on property and casualty policies, and life insurance commissions due to increased business volumes and market rates partly offset by a decrease in performance related contingent payments. The increase in other non-interest income was primarily related to increases in sundry and other miscellaneous income and public finance underwriting fees partly offset by a decrease in income from customer derivative and trading activities. Sundry income during the three months ended March 31, 2019 included the recovery of interest written-off prior to 2019 and a settlement, among other things. The fluctuations in public finance underwriting fees income from customer derivative and trading activities during the three months ended March 31, 2019 were primarily related to changes in business volumes. See the analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for the three months ended March 31, 2019 increased $4.2 million, or 2.5%, compared to the same period in 2018. The increase during the three months ended March 31, 2019 was primarily related to increases in salaries and wages; technology, furniture and equipment expense; and employee benefits partly offset by decreases in deposit insurance and other non-interest expense. The increase in salaries and wages was primarily due to an increase in the number of employees and normal annual merit and market increases, as well as increases in incentive and stock compensation. The increase in technology, furniture and equipment expense was primarily related to increases in software maintenance, depreciation on furniture and equipment and software amortization. The increase in employee benefits was primarily related to increases in medical benefits expense, expenses related to our defined benefit retirement plans and expenses related to our 401(k) plan. The decrease in deposit insurance expense was mostly related to a decrease in our base assessment rate and the termination of the quarterly Deposit Insurance Fund surcharge in the fourth quarter of 2018. The decrease in other non-interest expense included decreases in donations expense, sundry and other miscellaneous expenses and professional services expense, among other things. Donations expense during 2018 was impacted by a significant contribution to our charitable foundation. Professional services expense during 2018 was impacted by a data security incident which resulted in unauthorized access to a third-party lockbox software program used by certain of our commercial lockbox customers to store digital images. The aforementioned items were partly offset by increases in advertising/promotions expense, partly related to new sponsorship arrangements, among other things. See the analysis of these categories of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.
Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $18.5 million during the three months ended March 31, 2019 and $16.1 million during the three months ended March 31, 2018. The increase was primarily related to increases in benefit plan commissions; commissions on property and casualty policies; and life insurance commissions due to increased business volumes and market rates partly offset by a decrease in contingent income, primarily related to lower growth within the portfolio partly offset by improvement in the loss performance of insurance policies previously placed. See the analysis of insurance commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Frost Wealth Advisors
Net income for the three months ended March 31, 2019 increased $766 thousand, or 13.6%, compared to the same period in 2018. The increase during the three months ended March 31, 2019 compared to the same period in 2018 was primarily related to an increases in non-interest income (up $2.2 million) partly offset by an increase in non-interest expense (up $1.3 million).
Non-interest income for the three months ended March 31, 2019 increased $2.2 million, or 6.6%, compared to the same period in 2018. The increase primarily related to an increase in trust and investment management fees. Trust and investment management fee income is the most significant income component for Frost Wealth Advisors. Investment fees are the most significant component of trust and investment management fees, making up approximately 83.2% of total trust and investment management fees for the first three months of 2019. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. The increases in trust and investment management fees during the three months ended March 31, 2019 compared to the same periods in 2018 was primarily the result of increases in trust investment fees and increases in oil and gas fees. The increase in trust investment fees during 2019 was due to higher average equity valuations and an increase in the number of accounts. The increase in oil and gas fees during 2019 was related to energy prices and new business, partly driven by enhancements to our service offering. See the analysis of trust and investment management fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for the three months ended March 31, 2019 increased $1.3 million, or 4.7%, compared to the same period in 2018. The increase was primarily related to increases in other non-interest expense and salaries and wages. The increases in other non-interest expense was mostly related to an increase in platform/management fees related to Frost Investment Advisors and Frost Investment Services, among other things, partly offset by a decrease in professional service expenses, among other things. The increase in salaries and wages were primarily due to an increase in the number of employees and normal annual merit and market increases, as well as increases in incentive and stock compensation.
Non-Banks
The Non-Banks operating segment had a net loss of $2.8 million during three months ended March 31, 2019 as well as during the same period in 2018. An increase in net interest expense three months ended March 31, 2019 was mostly offset by a decrease in non-interest expense and increase in non-interest income compared to the same period in 2018.

Income Taxes
We recognized income tax expense of $14.0 million, for an effective tax rate of 10.7% for the three months ended March 31, 2019 compared to $11.2 million, for an effective tax rate of 9.5% for the three months ended March 31, 2018. The effective income tax rates differed from the U.S. statutory federal income tax rates of 21% during 2019 and 2018 primarily due to the effect of tax-exempt income from loans, securities and life insurance policies and the income tax effects associated with stock-based compensation.
Average Balance Sheet
Average assets totaled $31.4 billion for the three months ended March 31, 2019 representing an increase of $225.0 million, or 0.7%, compared to average assets for the same period in 2018. Earning assets decreased $48.0 million, or 0.2%, during the first three months of 2019 compared to the same period in 2018. The decrease in earning assets was primarily related to a $1.9 billion decrease in average interest-bearing deposits, federal funds sold and resell agreements mostly offset by a $910.6 million increase in average loans, a $558.2 million increase in average tax-exempt securities and a $373.4 million increase in average taxable securities. Average premises and equipment increased $211.5 million, or 40.40%, primarily resulting from the adoption of a new accounting standard which required the recognition of our operating leases on our balance sheet (See Note 1 - Significant Accounting Policies in the accompanying Notes to Financial Statements). Average deposits decreased $317.3 million, or 1.20%, during the first three months of 2019 compared to the same period in 2018. The decrease included a $779.8 million decrease in non-interest bearing deposits partly offset by a $462.5 million increase in interest-bearing deposit accounts. Average non-interest bearing deposits made up 39.0% and 41.5% of average total deposits during the first three months of 2019 and 2018, respectively.
Loans
Loans were as follows as of the dates indicated:

	March 31, 2019	Percentage of Total	December 31, 2018	Percentage of Total
Commercial and industrial	$5,368,271	37.3%	$5,111,957	36.3%
Energy:
Production	1,278,366	8.9	1,309,314	9.3
Service	166,649	1.2	168,775	1.2
Other	114,058	0.7	124,509	0.9
Total energy	1,559,073	10.8	1,602,598	11.4
Commercial real estate:
Commercial mortgages	4,256,999	29.6	4,121,966	29.2
Construction	1,244,567	8.6	1,267,717	9.0
Land	311,629	2.2	306,755	2.2
Total commercial real estate	5,813,195	40.4	5,696,438	40.4
Consumer real estate:
Home equity loans	351,762	2.4	353,924	2.5
Home equity lines of credit	337,312	2.3	337,168	2.4
Other	438,678	3.1	427,898	3.0
Total consumer real estate	1,127,752	7.8	1,118,990	7.9
Total real estate	6,940,947	48.2	6,815,428	48.3
Consumer and other	538,048	3.7	569,750	4.0
Total loans	$14,406,339	100.0%	$14,099,733	100.0%
Loans increased $306.6 million, or 2.2%, compared to December 31, 2018. The majority of our loan portfolio is comprised of commercial and industrial loans, energy loans and real estate loans. Commercial and industrial loans made up 37.3% and 36.3% of total loans at March 31, 2019 and December 31, 2018, respectively, while energy loans made up 10.8% and 11.4% of total loans, respectively, and real estate loans made up 48.2% and 48.3% of total loans, respectively, at those dates. Real estate loans include both commercial and consumer balances. Selected details related to our loan portfolio segments are presented below. Refer to our 2018 Form 10-K for a more detailed discussion of our loan origination and risk management processes.
Commercial and industrial. Commercial and industrial loans increased $256.3 million, or 5.0%, during the first three months of 2019. Our commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with our loan policy guidelines. The commercial and industrial loan portfolio also includes commercial leases and purchased shared national credits ("SNC"s).
Energy. Energy loans include loans to entities and individuals that are engaged in various energy-related activities including (i) the development and production of oil or natural gas, (ii) providing oil and gas field servicing, (iii) providing energy-related transportation services (iv) providing equipment to support oil and gas drilling (v) refining petrochemicals, or (vi) trading oil, gas and related commodities. Energy loans decreased $43.5 million, or 2.7%, during the first three months of 2019 compared to December 31, 2018. The average loan size, the significance of the portfolio and the specialized nature of the energy industry requires a highly prescriptive underwriting policy. Exceptions to this policy are rarely granted. Due to the large borrowing requirements of this customer base, the energy loan portfolio includes participations and SNCs.
Purchased Shared National Credits. Purchased shared national credits are participations purchased from upstream financial organizations and tend to be larger in size than our originated portfolio. Our purchased SNC portfolio totaled $847.6 million at March 31, 2019, increasing $90.1 million, or 11.9%, from $757.5 million at December 31, 2018. At March 31, 2019, 52.0% of outstanding purchased SNCs were related to the energy industry and 16.2% related to the construction industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the energy and commercial and industrial portfolio, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of our customers. As a matter of policy, we generally only participate in SNCs for companies headquartered in or which have significant operations within our market areas. In addition, we must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.
Commercial Real Estate. Commercial real estate loans totaled $5.8 billion at March 31, 2019, increasing $116.8 million compared to $5.7 billion at December 31, 2018. At such dates, commercial real estate loans represented 83.8% and 83.6% of total real estate loans, respectively. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan. At March 31, 2019, approximately 50% of the outstanding principal balance of our commercial real estate loans were secured by owner-occupied properties.
Consumer Real Estate and Other Consumer Loans. The consumer loan portfolio, including all consumer real estate and consumer installment loans, totaled $1.7 billion at both March 31, 2019 and December 31, 2018. Consumer real estate loans, increased $8.8 million, or 0.8%, from December 31, 2018. Combined, home equity loans and lines of credit made up 61.1% and 61.8% of the consumer real estate loan total at March 31, 2019 and December 31, 2018, respectively. We offer home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans. In general, we do not originate 1-4 family mortgage loans; however, from time to time, we may invest in such loans to meet the needs of our customers or for other regulatory compliance purposes. Consumer and other loans decreased $31.7 million, or 5.6%, from December 31, 2018. The consumer and other loan portfolio primarily consists of automobile loans, overdrafts, unsecured revolving credit products, personal loans secured by cash and cash equivalents and other similar types of credit facilities.

Non-Performing Assets
Non-performing assets and accruing past due loans are presented in the table below. Troubled debt restructurings on non-accrual status are reported as non-accrual loans. Troubled debt restructurings on accrual status are reported separately.

	March 31, 2019	December 31, 2018
Non-accrual loans:
Commercial and industrial	$16,035	$9,239
Energy	45,673	46,932
Commercial real estate:
Buildings, land and other	26,760	15,268
Construction	410	—
Consumer real estate	1,860	892
Consumer and other	1,424	1,408
Total non-accrual loans	92,162	73,739
Restructured loans	4,028	—
Foreclosed assets:
Real estate	1,175	1,175
Other	—	—
Total foreclosed assets	1,175	1,175
Total non-performing assets	$97,365	$74,914

Ratio of non-performing assets to:
Total loans and foreclosed assets	0.68%	0.53%
Total assets	0.31	0.23
Accruing past due loans:
30 to 89 days past due	$58,941	$59,595
90 or more days past due	13,789	20,468
Total accruing past due loans	$72,730	$80,063
Ratio of accruing past due loans to total loans:
30 to 89 days past due	0.41%	0.42%
90 or more days past due	0.10	0.15
Total accruing past due loans	0.51%	0.57%
Non-performing assets include non-accrual loans, troubled debt restructurings and foreclosed assets. Non-performing assets at March 31, 2019 increased $22.5 million from December 31, 2018 reflecting increases in non-accrual commercial real estate loans, commercial and industrial loans and restructured loans. There were no non-accrual commercial industrial loans in excess of $5.0 million at March 31, 2019 or December 31, 2018. Non-accrual energy loans included two credit relationships in excess of $5 million totaling $43.6 million at March 31, 2019, each of which was previously reported as non-accrual with an aggregate balance of $44.0 million at December 31, 2018. Non-accrual real estate loans primarily consist of land development, 1-4 family residential construction credit relationships and loans secured by office buildings and religious facilities. Non-accrual commercial real estate loans included two relationships in excess of $5.0 million totaling $20.2 million at March 31, 2019. Non-accrual commercial real estate loans included one relationship in excess of $5.0 million totaling $12.2 million at December 31, 2018.
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
Restructured loans totaled $4.0 million at March 31, 2019 and consisted of four notes related to a single credit relationship primarily related to commercial real estate. There were no restructured loans at December 31, 2018.
Foreclosed assets represent property acquired as the result of borrower defaults on loans. Foreclosed assets are recorded at estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for loan losses. Regulatory guidelines require us to reevaluate the fair value of foreclosed assets on at least an annual basis. Our policy is to comply with the regulatory guidelines. Write-downs are provided for subsequent declines in value and are included in other non-interest expense along with other expenses related to maintaining the properties. There were no write-downs of foreclosed assets during the three months ended March 31, 2019 while write-downs of foreclosed assets totaled $473 thousand during the three months ended March 31, 2018.
Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At March 31, 2019 and December 31, 2018, we had $46.6 million and $63.4 million in loans of this type which are not included in any one of the non-accrual, restructured or 90 days past due loan categories. At March 31, 2019, potential problem loans consisted of eight credit relationships. Of the total outstanding balance at March 31, 2019, 39.9% was related to the restaurant industry, 23.6% was related to the energy industry and 10.9% was related to the automobile industry. Weakness in these organizations’ operating performance and financial condition, among other factors, have caused us to heighten the attention given to these credits.
Allowance for Loan Losses
The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of inherent losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. Our allowance for loan loss methodology, which is more fully described in our 2018 Form 10-K, follows the accounting guidance set forth in U.S. generally accepted accounting principles and the Interagency Policy Statement on the Allowance for Loan and Lease Losses, which was jointly issued by U.S. bank regulatory agencies. The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss and recovery experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off.
The table below provides, as of the dates indicated, an allocation of the allowance for loan losses by loan type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	March 31, 2019	December 31, 2018
Commercial and industrial	$58,571	$48,580
Energy	25,343	29,052
Commercial real estate	36,455	38,777
Consumer real estate	5,661	6,103
Consumer and other	10,320	9,620
Total	$136,350	$132,132
The reserve allocated to commercial and industrial loans at March 31, 2019 increased $10.0 million compared to December 31, 2018. The increase was primarily due to increases in historical valuation allowances, specific valuation allowances and general valuation allowances partly offset by a decrease in macroeconomic valuation allowances. Historical valuation allowances increased $6.1 million from $25.4 million at December 31, 2018 to $31.4 million at March 31, 2019. The increase was primarily related to an increase in the volume of classified loans graded as "substandard - accrual" (risk grade 11) as well as non-classified loans graded "watch" (risk grade 9) combined with increases in the historical loss allocation factors applied to these loan grades. Classified loans consist of loans having a risk grade of 11, 12 or 13. Classified commercial and industrial loans totaled $110.0 million at March 31, 2019 compared to $78.9 million at December 31, 2018. The weighted-average risk grade of commercial and industrial loans was 6.33 at March 31, 2019 compared to 6.30 at December 31, 2018. Commercial loan net charge-offs totaled $1.9 million during the first three months of 2019 compared to $7.7 million during the first three months of 2018. Charge-offs in 2018 included $8.2 million related to two credit relationships. Specific valuation allowances for commercial and industrial loans increased $4.1 million from $2.6 million at December 31, 2018 to $6.7 million at March 31, 2019. The increase was mostly related to new specific valuation allowances totaling $4.4 million on four credit relationships which had an aggregate outstanding balance totaling $7.9 million at March 31, 2019. General valuation allowances for commercial and industrial loans increased $808 thousand from $10.1 million at December 31, 2018 to $10.9 million at March 31, 2019. The increase was primarily related to a decrease in the adjustment for recoveries and an increase in the allocation for highly-leveraged transactions partly offset by decreases in the allocations for large credit relationships, excessive industry concentrations and loans not reviewed by concurrence. Macroeconomic valuation allowances for commercial and industrial loans decreased $1.0 million from $10.6 million at December 31, 2018 to $9.6 million at March 31, 2019. The decrease was primarily related to a decrease in the general macroeconomic risk allocation (down $1.3 million), as further discussed below, partly offset by an increase in the environmental risk adjustment (up $298 thousand).

The reserve allocated to energy loans at March 31, 2019 decreased $3.7 million compared to December 31, 2018. As a result, reserves allocated to energy loans as a percentage of total energy loans totaled 1.63% at March 31, 2019 compared to 1.81% at December 31, 2018. This decrease was primarily related to decreases in all categories of valuation allowances. General valuation allowances for energy loans decreased $1.8 million from $6.0 million at December 31, 2018 to $4.2 million at March 31, 2019. The decrease was primarily related to decreases in the allocations for highly-leveraged transactions and excessive industry concentrations partly offset by a decrease in the adjustment for recoveries. Macroeconomic valuation allowances related to energy loans decreased $816 thousand from $3.7 million at December 31, 2018 to $2.9 million at March 31, 2019, due to a decrease in the environmental risk adjustment (down $419 thousand), as a result of decreases in the environmental adjustment factor and the historical loss valuation allowances to which the environmental risk adjustment factor is applied, and a decrease in the general macroeconomic risk allocation (down $397 thousand), as further discussed below. Specific valuation allowances for energy loans decreased $675 thousand from $9.7 million at December 31, 2018 to $9.0 million at March 31, 2019. Specific valuation allowances at both dates were related to four credit relationships reported as non-accrual loans totaling $39.9 million at December 31, 2018 and $39.2 million at March 31, 2019. The decrease in associated specific valuation allowances was primarily related to principal reductions on certain of these credits. We had net recoveries of energy loans totaling $47 thousand during the three months ended March 31, 2019 compared to net charge-offs of $2.8 million during the same period in 2018. Historical valuation allowances decreased $404 thousand from $9.7 million at December 31, 2018 to $9.3 million at March 31, 2019. The decrease was partly related to decreases in the historical loss allocation factors for both non-classified energy loans and classified energy loans. The decrease was also partly related to decreases in the volume of non-classified energy loans graded as "pass"(risk grades below 9) (down $93.5 million) and "special mention" (risk grade 10) (down $7.9 million) partly offset by increases in the volume of non-classified energy loans graded as "watch" (risk grade 9) (up $46.1 million) and classified energy loans graded as "substandard - accrual" (risk grade 11) (up $13.1 million). Total classified energy loans increased $11.8 million from $72.4 million at December 31, 2018 to $84.2 million at March 31, 2019. The weighted-average risk grade of energy loans increased to 6.35 at March 31, 2019 from 6.22 at December 31, 2018.
The reserve allocated to commercial real estate loans at March 31, 2019 decreased $2.3 million compared to December 31, 2018. The decrease was primarily related to decreases in macroeconomic valuation allowances and general valuation allowances. Macroeconomic valuation allowances decreased $1.8 million from $11.0 million at December 31, 2018 to $9.2 million at March 31, 2019. The decrease was primarily related to a decrease in the general macroeconomic risk allocation (down $1.4 million), as further discussed below, and a decrease in the environmental risk adjustment (down $340 thousand), primarily resulting from a decrease in the environmental risk adjustment factor. General valuation allowances for commercial real estate loans decreased $554 thousand from $4.4 million at December 31, 2018 to $3.8 million at March 31, 2019. The decrease was primarily related to decreases in allocations for large credit relationships, loans not reviewed by concurrence and policy exceptions. Specific valuation allowances and historical valuation allowances related to commercial real estate loans did not significantly change during the first three months of 2019. Classified commercial real estate loans increased $544 thousand from $118.3 million at December 31, 2018 to $118.8 million at March 31, 2019. The weighted-average risk grade of commercial real estate loans was 7.05 at both March 31, 2019 and December 31, 2018.
The reserve allocated to consumer real estate loans at March 31, 2019 decreased $442 thousand compared to December 31, 2018. This decrease was primarily due to a $308 thousand decrease in macroeconomic valuation allowances, as further discussed below, and a $117 thousand decrease in historical valuation allowances, which was primarily related to decreases in the historical loss allocation factors applied to consumer real estate loans.
The reserve allocated to consumer and other loans at March 31, 2019 increased $700 thousand compared to December 31, 2018. The increase was also primarily related to an $854 thousand increase in historical valuation allowances primarily due to an increase in the historical loss allocation factor. This increase was partly offset by a decrease in macroeconomic valuation allowances (down $100 thousand), primarily related to a decrease in the general macroeconomic risk allocation, as further discussed below.
As more fully discussed in our 2018 Form 10-K, under our allowance methodology, we allocate additional reserves for general macroeconomic risk in excess of our minimum calculated need using our allowance model. These additional reserves are based upon management's assessment of current and expected economic conditions, trends and other quantitative and qualitative portfolio risk factors that are external to us or that are not otherwise captured in our allowance modeling process but impact the credit risk or inherent losses within our loan portfolio segments. These additional reserves are allocated to our various portfolio segments based upon management judgment.

Activity in the allowance for loan losses is presented in the following table.

	Three Months Ended March 31,
	2019	2018
Balance at beginning of period	$132,132	$155,364
Provision for loan losses	11,003	6,945
Charge-offs:
Commercial and industrial	(2,688)	(9,252)
Energy	—	(2,850)
Commercial real estate	(60)	(5)
Consumer real estate	(1,778)	(719)
Consumer and other	(5,697)	(3,972)
Total charge-offs	(10,223)	(16,798)
Recoveries:
Commercial and industrial	750	1,577
Energy	47	1
Commercial real estate	90	88
Consumer real estate	89	193
Consumer and other	2,462	2,515
Total recoveries	3,438	4,374
Net charge-offs	(6,785)	(12,424)
Balance at end of period	$136,350	$149,885

Ratio of allowance for loan losses to:
Total loans	0.95%	1.12%
Non-accrual loans	147.95	121.71
Ratio of annualized net charge-offs to average total loans	0.19	0.38
The provision for loan losses increased $4.1 million, or 58.4%, during the three months ended March 31, 2019 compared to the same period in 2018. The provision for loan losses during the three months ended March 31, 2019 primarily reflects the level of net charge-offs and specific valuation allowances as well as the impact of an increase in classified loans and the overall growth in the loan portfolio since December 31, 2018. Net charge-offs totaled $6.8 million for three months ended March 31, 2019 compared to $12.4 million for the same period in 2018. Specific valuation allowances totaled $20.0 million at March 31, 2019 compared to $16.2 million at December 31, 2018 and $23.4 million at March 31, 2018. Classified energy, commercial and industrial and commercial real estate loans totaled $313.0 million at March 31, 2019 compared to $269.6 million at December 31, 2018 and $369.3 million at March 31, 2018. The overall weighted-average risk grade of our energy, commercial and industrial and commercial real estate loan portfolios was 6.66 at March 31, 2019 compared to 6.63 at December 31, 2018 and 6.76 at March 31, 2018.
The ratio of the allowance for loan losses to total loans was 0.95% at March 31, 2019 compared to 0.94% at December 31, 2018. Management believes the recorded amount of the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, our estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.
Capital and Liquidity
Capital. Shareholders’ equity totaled $3.6 billion at March 31, 2019 and $3.4 billion December 31, 2018. In addition to net income of $116.5 million, other sources of capital during the three months ended March 31, 2019 included other comprehensive income, net of tax, of $157.4 million; $4.9 million in proceeds from stock option exercises; and $3.7 million related to stock-based compensation. Uses of capital during the three months ended March 31, 2019 included $44.6 million of dividends paid on preferred and common stock and $12.6 million related to the cumulative effect of a new accounting principle adopted during the first quarter of 2019. See Note 1 - Significant Accounting Policies.
The accumulated other comprehensive income/loss component of shareholders’ equity totaled a net, after-tax, unrealized gain of $93.8 million at March 31, 2019 compared to a net, after-tax, unrealized loss of $63.6 million at December 31, 2018. The change was primarily due to a $156.5 million net, after-tax, change in the net unrealized gain/loss on securities available for sale.

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
We paid a quarterly dividend of $0.67 and $0.57 per common share during the first quarters of 2019 and 2018, respectively. This equates to a common stock dividend payout ratio of 37.2% and 35.0% during the first three months of 2019 and 2018, respectively. Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our capital stock may be impacted by certain restrictions described in Note 7 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.
Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On October 24, 2017, our board of directors authorized a $150.0 million stock repurchase program, allowing us to repurchase shares of our common stock over a two year period from time to time at various prices in the open market or through private transactions. No shares were repurchased under this plan during the first quarter of 2019 while we repurchased 1,027,292 shares at a total cost of $100.0 million during the fourth quarter of 2018. See Note 7 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements and Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds, each included elsewhere in this report.
Liquidity. As more fully discussed in our 2018 Form 10-K, our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of March 31, 2019, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations.
Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 7 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At March 31, 2019, Cullen/Frost had liquid assets, including cash and resell agreements, totaling $256.7 million.
Accounting Standards Updates
See Note 17 - Accounting Standards Updates in the accompanying notes to consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on our financial statements.

Consolidated Average Balance Sheets and Interest Income Analysis - Year To Date
(Dollars in thousands - taxable-equivalent basis)

	March 31, 2019			March 31, 2018
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$1,728,982	$10,639	2.50%	$3,682,909	$14,094	1.55%
Federal funds sold and resell agreements	249,946	1,588	2.58	186,278	761	1.66
Securities:
Taxable	4,540,814	24,679	2.19	4,167,397	20,558	1.99
Tax-exempt	8,229,430	82,475	4.03	7,671,186	78,334	4.12
Total securities	12,770,244	107,154	3.37	11,838,583	98,892	3.36
Loans, net of unearned discounts	14,205,191	186,650	5.33	13,294,638	152,367	4.65
Total Earning Assets and Average Rate Earned	28,954,363	306,031	4.27	29,002,408	266,114	3.71
Cash and due from banks	522,701			511,948
Allowance for loan losses	(133,647)			(156,517)
Premises and equipment, net	735,090			523,576
Accrued interest and other assets	1,277,795			1,249,881
Total Assets	$31,356,302			$31,131,296

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$9,634,087			$10,282,274
Correspondent banks	205,735			224,935
Public funds	352,467			464,850
Total non-interest-bearing demand deposits	10,192,289			10,972,059
Interest-bearing deposits:
Private accounts
Savings and interest checking	6,773,862	1,472	0.09	6,635,495	1,137	0.07
Money market deposit accounts	7,695,514	20,640	1.09	7,590,194	7,698	0.41
Time accounts	895,464	3,156	1.43	778,309	984	0.51
Public funds	554,415	1,906	1.39	452,767	819	0.73
Total interest-bearing deposits	15,919,255	27,174	0.69	15,456,765	10,638	0.28
Total deposits	26,111,544			26,428,824
Federal funds purchased and repurchase agreements	1,180,163	5,016	1.72	1,050,410	634	0.24
Junior subordinated deferrable interest debentures	136,251	1,498	4.40	136,193	1,142	3.35
Subordinated notes payable and other notes	98,733	1,164	4.72	98,576	1,164	4.72
Total Interest-Bearing Funds and Average Rate Paid	17,334,402	34,852	0.81	16,741,944	13,578	0.33
Accrued interest and other liabilities	388,743			161,855
Total Liabilities	27,915,434			27,875,858
Shareholders’ Equity	3,440,868			3,255,438
Total Liabilities and Shareholders’ Equity	$31,356,302			$31,131,296
Net interest income		$271,179			$252,536
Net interest spread			3.46%			3.38%
Net interest income to total average earning assets			3.79%			3.52%
For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 21% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

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
Refer to the discussion of market risks included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the 2018 Form 10-K. There has been no significant change in the types of market risks we face since December 31, 2018.
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
For modeling purposes, as of March 31, 2019, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 0.2% and 1.2%, respectively, relative to the flat-rate case over the next 12 months, while 100 and 200 basis point ratable decreases in interest rates would result in negative variances in net interest income of 2.5% and 7.3%, respectively, relative to the flat-rate case over the next 12 months. The March 31, 2019 model simulations for increased interest rates were impacted by the assumption, for modeling purposes, that we will begin to pay interest on commercial demand deposits (those not already receiving an earnings credit rate) in the second quarter of 2019, as further discussed below. For modeling purposes, as of March 31, 2018, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 0.9% and 2.8%, respectively, relative to the flat-rate case over the next 12 months, while 100 and 175 basis point ratable decreases in interest rates would result in a negative variance in net interest income of 3.7% and 9.7%, respectively, relative to the flat-rate case over the next 12 months. The March 31, 2018 model simulations for increased interest rates were impacted by the assumption, for modeling purposes, that we would begin to pay interest on commercial demand deposits (those not already receiving an earnings credit rate) in the second quarter of 2018, as further discussed below. The likelihood of a decrease in interest rates beyond 175 basis points as of March 31, 2018 was considered to be remote given prevailing interest rate levels.
The model simulations as of March 31, 2019 indicate that our balance sheet is less asset sensitive in comparison to our balance sheet as of March 31, 2018. The shift to a less asset sensitive position was primarily due to a decrease in the relative proportion of interest-bearing deposits and federal funds sold to projected average interest-earning assets. Interest-bearing deposits and federal funds sold are more immediately impacted by changes in interest rates in comparison to our other categories of earning assets. Additionally, our model simulations in 2019 assume that the full impact of increases in the federal funds rate will not be reflected in the yields earned on interest-bearing deposits maintained at the Federal Reserve.
We do not currently pay interest on a significant portion of our commercial demand deposits. If we began to pay interest on commercial demand deposits (those not already receiving an earnings credit rate), our balance sheet would likely become less asset sensitive. Any interest rate that would ultimately be paid on these commercial demand deposits would likely depend upon a variety of factors, some of which are beyond our control. For modeling purposes, we have assumed an aggressive pricing structure with interest payments for commercial demand deposits (those not already receiving an earnings credit) beginning in the second quarters of 2018 and 2019, respectively, for each simulation. Should the actual interest rate paid on commercial demand deposits be less than the rate assumed in the model simulations, or should the interest rate paid for commercial demand deposits become an administered rate with less direct correlation to movements in general market interest rates, our balance sheet could be more asset sensitive than the model simulations might otherwise indicate.
As of March 31, 2019, the effects of a 200 basis point increase and a 200 basis point decrease in interest rates on our derivative holdings would not result in a significant variance in our net interest income.
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
Item 1A. Risk Factors
There has been no material change in the risk factors disclosed under Item 1A. of our 2018 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases we made or were made on our behalf or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended March 31, 2019. Dollar amounts in thousands.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plan at the End of the Period
January 1, 2019 to January 31, 2019	—		$—	—	$50,000
February 1, 2019 to February 28, 2019	—		—	—	50,000
March 1, 2019 to March 31, 2019	5,351	(1)	97.07	—	50,000
Total	5,351		$97.07	—

(1)	All of these repurchases were made in connection with the vesting of certain share awards.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits
(a) Exhibits

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of the Corporation's Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Corporation's Chief Financial Officer
32.1+	Section 1350 Certification of the Corporation's Chief Executive Officer
32.2+	Section 1350 Certification of the Corporation's Chief Financial Officer
101	Interactive Data File - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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

Cullen/Frost Bankers, Inc.
(Registrant)

Date:	April 25, 2019	By:	/s/ Jerry Salinas
Jerry Salinas
Group Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer, Principal Financial
Officer and Principal Accounting Officer)