Form 10-Q
period 2019-06-30
CULLEN/FROST BANKERS, INC.
filed 2019-07-25
CIK 39263

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2019
Or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________________ to ________________
Commission file number: 001-13221
Cullen/Frost Bankers, Inc.
(Exact name of registrant as specified in its charter)

Texas			74-1751768
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

111 W. Houston Street,	San Antonio,	Texas	78205
(Address of principal executive offices)			(Zip code)

(210)	220-4011
(Registrant's telephone number, including area code)

100 W. Houston Street,	San Antonio,	Texas	78205
(Former name, former address and former fiscal year, if changed since last report
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, $.01 Par Value	CFR	New York Stock Exchange
5.375% Non-Cumulative Perpetual Preferred Stock, Series A	CFR.PRA	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 22, 2019 there were 62,655,881 shares of the registrant’s Common Stock, $.01 par value, outstanding.

Cullen/Frost Bankers, Inc.
Quarterly Report on Form 10-Q
June 30, 2019

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Cullen/Frost Bankers, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	June 30, 2019	December 31, 2018
Assets:
Cash and due from banks	$526,830	$678,791
Interest-bearing deposits	948,862	2,641,971
Federal funds sold and resell agreements	469,718	635,017
Total cash and cash equivalents	1,945,410	3,955,779
Securities held to maturity, at amortized cost	1,035,299	1,106,057
Securities available for sale, at estimated fair value	12,279,513	11,387,321
Trading account securities	25,482	24,086
Loans, net of unearned discounts	14,459,149	14,099,733
Less: Allowance for loan losses	(134,929)	(132,132)
Net loans	14,324,220	13,967,601
Premises and equipment, net	915,497	552,330
Goodwill	654,952	654,952
Other intangible assets, net	3,019	3,649
Cash surrender value of life insurance policies	185,303	183,473
Accrued interest receivable and other assets	450,168	457,718
Total assets	$31,818,863	$32,292,966

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$10,136,437	$10,997,494
Interest-bearing deposits	15,848,586	16,151,710
Total deposits	25,985,023	27,149,204
Federal funds purchased and repurchase agreements	1,319,507	1,367,548
Junior subordinated deferrable interest debentures, net of unamortized issuance costs	136,270	136,242
Subordinated notes, net of unamortized issuance costs	98,786	98,708
Accrued interest payable and other liabilities	537,970	172,347
Total liabilities	28,077,556	28,924,049

Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; 6,000,000 Series A shares ($25 liquidation preference) issued at June 30, 2019 and December 31, 2018	144,486	144,486
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 64,236,306 shares issued at June 30, 2019 and December 31, 2018	642	642
Additional paid-in capital	975,322	967,304
Retained earnings	2,558,296	2,440,002
Accumulated other comprehensive income (loss), net of tax	219,438	(63,600)
Treasury stock, at cost; 1,598,222 shares at June 30, 2019 and 1,250,464 shares at December 31, 2018	(156,877)	(119,917)
Total shareholders’ equity	3,741,307	3,368,917
Total liabilities and shareholders’ equity	$31,818,863	$32,292,966
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income:
Loans, including fees	$189,848	$164,133	$375,120	$315,335
Securities:
Taxable	30,324	21,188	55,003	41,746
Tax-exempt	58,596	57,298	117,739	114,009
Interest-bearing deposits	7,828	13,917	18,467	28,011
Federal funds sold and resell agreements	1,541	1,415	3,129	2,176
Total interest income	288,137	257,951	569,458	501,277
Interest expense:
Deposits	26,844	17,575	54,018	28,213
Federal funds purchased and repurchase agreements	5,220	631	10,236	1,265
Junior subordinated deferrable interest debentures	1,478	1,311	2,976	2,453
Other long-term borrowings	1,164	1,164	2,328	2,328
Total interest expense	34,706	20,681	69,558	34,259
Net interest income	253,431	237,270	499,900	467,018
Provision for loan losses	6,400	8,251	17,403	15,196
Net interest income after provision for loan losses	247,031	229,019	482,497	451,822
Non-interest income:
Trust and investment management fees	30,448	29,121	62,145	58,708
Service charges on deposit accounts	21,798	21,142	42,588	41,985
Insurance commissions and fees	10,118	10,556	28,524	26,536
Interchange and debit card transaction fees	3,868	3,446	7,148	6,604
Other charges, commissions and fees	8,933	9,273	17,995	18,280
Net gain (loss) on securities transactions	169	(60)	169	(79)
Other	7,304	11,588	20,854	24,477
Total non-interest income	82,638	85,066	179,423	176,511
Non-interest expense:
Salaries and wages	90,790	85,204	183,266	171,887
Employee benefits	20,051	17,907	43,577	39,902
Net occupancy	21,133	19,455	40,400	39,195
Technology, furniture and equipment	22,157	20,459	43,821	40,138
Deposit insurance	2,453	4,605	5,261	9,484
Intangible amortization	305	369	630	757
Other	46,320	40,909	88,054	84,156
Total non-interest expense	203,209	188,908	405,009	385,519
Income before income taxes	126,460	125,177	256,911	242,814
Income taxes	14,874	13,836	28,829	24,993
Net income	111,586	111,341	228,082	217,821
Preferred stock dividends	2,015	2,015	4,031	4,031
Net income available to common shareholders	$109,571	$109,326	$224,051	$213,790

Earnings per common share:
Basic	$1.73	$1.70	$3.53	$3.33
Diluted	1.72	1.68	3.51	3.30
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$111,586	$111,341	$228,082	$217,821
Other comprehensive income (loss), before tax:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	158,140	(11,884)	356,286	(190,788)
Change in net unrealized gain on securities transferred to held to maturity	(308)	(2,041)	(652)	(4,660)
Reclassification adjustment for net (gains) losses included in net income	(169)	60	(169)	79
Total securities available for sale and transferred securities	157,663	(13,865)	355,465	(195,369)
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	—	—	—	—
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	1,406	1,251	2,812	2,501
Total defined-benefit post-retirement benefit plans	1,406	1,251	2,812	2,501
Other comprehensive income (loss), before tax	159,069	(12,614)	358,277	(192,868)
Deferred tax expense (benefit)	33,405	(2,649)	75,239	(40,502)
Other comprehensive income (loss), net of tax	125,664	(9,965)	283,038	(152,366)
Comprehensive income (loss)	$237,250	$101,376	$511,120	$65,455
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Three months ended:
June 30, 2019
Balance at beginning of period	$144,486	$642	$970,958	$2,495,268	$93,774	$(111,550)	$3,593,578
Net income	—	—	—	111,586	—	—	111,586
Other comprehensive loss, net of tax	—	—	—	—	125,664	—	125,664
Stock option exercises/stock unit conversions (53,035 shares)	—	—	—	(1,717)	—	4,673	2,956
Stock-based compensation expense recognized in earnings	—	—	4,364	—	—	—	4,364
Purchase of treasury stock (496,307 shares)	—	—	—	—	—	(50,000)	(50,000)
Cash dividends – preferred stock (approximately $0.33 per share)	—	—	—	(2,015)	—	—	(2,015)
Cash dividends - common stock ($0.71 per share)	—	—	—	(44,826)	—	—	(44,826)
Balance at end of period	$144,486	$642	$975,322	$2,558,296	$219,438	$(156,877)	$3,741,307

June 30, 2018
Balance at beginning of period	$144,486	$642	$956,536	$2,234,301	$(53,354)	$(39,181)	$3,243,430
Net income	—	—	—	111,341	—	—	111,341
Other comprehensive income, net of tax	—	—	—	—	(9,965)	—	(9,965)
Stock option exercises/stock unit conversions (110,489 shares)	—	—	—	(3,451)	—	9,734	6,283
Stock-based compensation expense recognized in earnings	—	—	3,585	—	—	—	3,585
Purchase of treasury stock (601 shares)	—	—	—	—	—	(70)	(70)
Cash dividends – preferred stock (approximately $0.33 per share)	—	—	—	(2,015)	—	—	(2,015)
Cash dividends – common stock ($0.67 per share)	—	—	—	(43,077)	—	—	(43,077)
Balance at end of period	$144,486	$642	$960,121	$2,297,099	$(63,319)	$(29,517)	$3,309,512

See accompanying Notes to Consolidated Financial Statements

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders’ Equity (continued)
(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Six months ended:
June 30, 2019
Balance at beginning of period	$144,486	$642	$967,304	$2,440,002	$(63,600)	$(119,917)	$3,368,917
Cumulative effect of accounting change	—	—	—	(12,611)	—	—	(12,611)
Total shareholders' equity at beginning of period, as adjusted	144,486	642	967,304	2,427,391	(63,600)	(119,917)	3,356,306
Net income	—	—	—	228,082	—	—	228,082
Other comprehensive income, net of tax	—	—	—	—	283,038	—	283,038
Stock option exercises/stock unit conversions (153,900 shares)	—	—	—	(5,718)	—	13,559	7,841
Stock-based compensation expense recognized in earnings	—	—	8,018	—	—	—	8,018
Purchase of treasury stock (501,658 shares)	—	—	—	—	—	(50,519)	(50,519)
Cash dividends – preferred stock (approximately $0.67 per share)	—	—	—	(4,031)	—	—	(4,031)
Cash dividends – common stock ($1.38 per share)	—	—	—	(87,428)	—	—	(87,428)
Balance at end of period	$144,486	$642	$975,322	$2,558,296	$219,438	$(156,877)	$3,741,307

June 30, 2018
Balance at beginning of period	$144,486	$642	$953,361	$2,187,069	$79,512	$(67,207)	$3,297,863
Cumulative effect of accounting change	—	—	—	(2,285)	—	—	(2,285)
Total shareholders' equity at beginning of period, as adjusted	144,486	642	953,361	2,184,784	79,512	(67,207)	3,295,578
Net income	—	—	—	217,821	—	—	217,821
Other comprehensive loss, net of tax	—	—	—	—	(152,366)	—	(152,366)
Reclassification of certain income tax effects related to the change in the U.S. statutory federal income tax rate under the Tax Cuts and Jobs Act	—	—	—	(9,535)	9,535	—	—
Stock option exercises/stock unit conversions (428,599 shares)	—	—	—	(12,312)	—	37,760	25,448
Stock-based compensation expense recognized in earnings	—	—	6,760	—	—	—	6,760
Purchase of treasury stock (601 shares)	—	—	—	—	—	(70)	(70)
Cash dividends – preferred stock (approximately $0.67 per share)	—	—	—	(4,031)	—	—	(4,031)
Cash dividends – common stock ($1.24 per share)	—	—	—	(79,628)	—	—	(79,628)
Balance at end of period	$144,486	$642	$960,121	$2,297,099	$(63,319)	$(29,517)	$3,309,512

See accompanying Notes to Consolidated Financial Statements

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Six Months Ended June 30,
	2019	2018
Operating Activities:
Net income	$228,082	$217,821
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	17,403	15,196
Deferred tax expense (benefit)	(675)	22,886
Accretion of loan discounts	(7,325)	(6,904)
Securities premium amortization (discount accretion), net	56,726	48,936
Net (gain) loss on securities transactions	(169)	79
Depreciation and amortization	25,705	24,581
Net (gain) loss on sale/write-down of assets/foreclosed assets	(5,135)	(5,453)
Stock-based compensation	8,018	6,760
Net tax benefit from stock-based compensation	1,131	3,160
Earnings on life insurance policies	(1,830)	(1,663)
Net change in:
Trading account securities	(1,068)	(2,263)
Lease right-of-use assets	9,167	—
Accrued interest receivable and other assets	(18,107)	(42,959)
Accrued interest payable and other liabilities	(20,008)	(26,176)
Net cash from operating activities	291,915	254,001

Investing Activities:
Securities held to maturity:
Purchases	—	(1,500)
Maturities, calls and principal repayments	60,077	183,140
Securities available for sale:
Purchases	(4,555,448)	(11,453,662)
Sales	3,291,529	10,890,388
Maturities, calls and principal repayments	708,273	108,316
Proceeds from sale of loans	24,036	18,918
Net change in loans	(390,452)	(601,101)
Benefits received on life insurance policies	—	384
Proceeds from sales of premises and equipment	4,677	12,844
Purchases of premises and equipment	(98,622)	(45,766)
Proceeds from sales of repossessed properties	5	986
Net cash from investing activities	(955,925)	(887,053)

Financing Activities:
Net change in deposits	(1,164,181)	(875,890)
Net change in short-term borrowings	(48,041)	(170,354)
Proceeds from stock option exercises	7,841	25,448
Purchase of treasury stock	(50,519)	(70)
Cash dividends paid on preferred stock	(4,031)	(4,031)
Cash dividends paid on common stock	(87,428)	(79,628)
Net cash from financing activities	(1,346,359)	(1,104,525)

Net change in cash and cash equivalents	(2,010,369)	(1,737,577)
Cash and cash equivalents at beginning of period	3,955,779	5,053,047
Cash and cash equivalents at end of period	$1,945,410	$3,315,470

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
Cash Flow Reporting. Additional cash flow information was as follows:

	Six Months Ended June 30,
	2019	2018
Cash paid for interest	$66,657	$31,962
Cash paid for income taxes	31,858	3,888
Significant non-cash transactions:
Unsettled purchases/sales of securities	39,896	2,186
Loans foreclosed and transferred to other real estate owned and foreclosed assets	616	2,656
Loans to facilitate the sale of other real estate owned	847	—
Right-of-use lease assets obtained in exchange for lessee operating lease liabilities	295,109	—

Accounting Changes, Reclassifications and Restatements. Certain items in prior financial statements have been reclassified to conform to the current presentation. In addition, as of January 1, 2019, we adopted certain accounting standard updates related to accounting for leases (Topic 842 - Leases), primarily Accounting Standards Update (“ASU”) 2016-02 and subsequent updates. Among other things, these updates require lessees to recognize a lease liability, measured on a discounted basis, related to the lessee's obligation to make lease payments arising under a lease contract; and a right-of-use asset related to the lessee’s right to use, or control the use of, a specified asset for the lease term. The updates did not significantly change lease accounting requirements applicable to lessors and did not significantly impact our financial statements in relation to contracts whereby we act as a lessor. We adopted the updates using a modified-retrospective transition approach and recognized right-of-use lease assets and related lease liabilities totaling $170.5 million and $174.4 million, respectively, as of January 1, 2019. We elected to apply certain practical adoption expedients provided under the updates whereby we did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. We did not elect to apply the recognition requirements of the updates to any short-term leases (as discussed below). As of June 30, 2019, right-of-use lease assets and related lease liabilities totaled $284.5 million and $291.7 million, respectively. During the second quarter of 2019, we recognized a right-of-use asset totaling $121.7 million and a related lease liability totaling $121.7 million in connection with the commencement of the lease of our new corporate headquarters facility in downtown San Antonio. See Note 6 - Commitments and Contingencies.
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
Note 2 - Securities
Securities. A summary of the amortized cost and estimated fair value of securities, excluding trading securities, is presented below.

	June 30, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity
Residential mortgage-backed securities	$2,554	$13	$4	$2,563	$2,737	$8	$85	$2,660
States and political subdivisions	1,031,245	26,670	—	1,057,915	1,101,820	11,525	552	1,112,793
Other	1,500	—	—	1,500	1,500	—	—	1,500
Total	$1,035,299	$26,683	$4	$1,061,978	$1,106,057	$11,533	$637	$1,116,953
Available for Sale
U.S. Treasury	$2,907,476	$18,187	$4,943	$2,920,720	$3,455,417	$1,772	$29,500	$3,427,689
Residential mortgage-backed securities	2,212,761	36,354	1,403	2,247,712	823,208	13,079	6,547	829,740
States and political subdivisions	6,783,505	287,668	2,872	7,068,301	7,089,132	70,760	72,690	7,087,202
Other	42,780	—	—	42,780	42,690	—	—	42,690
Total	$11,946,522	$342,209	$9,218	$12,279,513	$11,410,447	$85,611	$108,737	$11,387,321

All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. At June 30, 2019, approximately 99.7% of the securities in our municipal bond portfolio were issued by political subdivisions or agencies within the State of Texas, of which approximately 69.0% are either guaranteed by the Texas Permanent School Fund, which has a “triple A” insurer financial strength rating, or are secured by U.S. Treasury securities via defeasance of the debt by the issuers. Securities with limited marketability and that do not have readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar securities of the same issuer. These securities include stock in the Federal Reserve Bank and the Federal Home Loan Bank and are reported as other available for sale securities in the table above. The carrying value of securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $3.5 billion at June 30, 2019 and $3.8 billion at December 31, 2018.
During the fourth quarter of 2012, we reclassified certain securities from available for sale to held to maturity. The securities had an aggregate fair value of $2.3 billion with an aggregate net unrealized gain of $165.7 million ($107.7 million, net of tax) on the date of the transfer. The net unamortized, unrealized gain on the remaining transferred securities included in accumulated other comprehensive income in the accompanying balance sheet as of June 30, 2019 totaled $2.1 million ($1.6 million, net of tax). This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities.
Unrealized Losses. As of June 30, 2019, securities with unrealized losses, segregated by length of impairment, were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Held to Maturity
Residential mortgage-backed securities	$—	$—	$900	$4	$900	$4
Total	$—	$—	$900	$4	$900	$4
Available for Sale
U.S. Treasury	$—	$—	$1,819,942	$4,943	$1,819,942	$4,943
Residential mortgage-backed securities	12,258	38	116,919	1,365	129,177	1,403
States and political subdivisions	49,020	1,279	186,554	1,593	235,574	2,872
Total	$61,278	$1,317	$2,123,415	$7,901	$2,184,693	$9,218

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
Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time we expect to receive full value for the securities. Furthermore, as of June 30, 2019, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. Any unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2019, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in our consolidated income statement.

Contractual Maturities. The amortized cost and estimated fair value of securities, excluding trading securities, at June 30, 2019 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities and equity securities are shown separately since they are not due at a single maturity date.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$21,334	$21,546	$1,974,510	$1,968,237
Due after one year through five years	128,125	131,517	1,427,453	1,454,226
Due after five years through ten years	534,695	547,279	400,327	421,390
Due after ten years	348,591	359,073	5,888,691	6,145,168
Residential mortgage-backed securities	2,554	2,563	2,212,761	2,247,712
Equity securities	—	—	42,780	42,780
Total	$1,035,299	$1,061,978	$11,946,522	$12,279,513

Sales of Securities. Sales of securities available for sale were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Proceeds from sales	$2,346,626	$7,905,521	$3,291,529	$10,890,388
Gross realized gains	803	3	803	3
Gross realized losses	(634)	(63)	(634)	(82)
Tax (expense) benefit of securities gains/losses	(35)	13	(35)	17

Premiums and Discounts. Premium amortization and discount accretion included in interest income on securities was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Premium amortization	$(29,408)	$(26,689)	$(59,287)	$(52,723)
Discount accretion	1,378	2,010	2,561	3,787
Net (premium amortization) discount accretion	$(28,030)	$(24,679)	$(56,726)	$(48,936)

Trading Account Securities. Trading account securities, at estimated fair value, were as follows:

	June 30, 2019	December 31, 2018
U.S. Treasury	$22,642	$21,928
States and political subdivisions	2,840	2,158
Total	$25,482	$24,086

Net gains and losses on trading account securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net gain on sales transactions	$552	$434	$1,058	$939
Net mark-to-market gains (losses)	27	23	31	(13)
Net gain (loss) on trading account securities	$579	$457	$1,089	$926

Note 3 - Loans
Loans were as follows:

	June 30, 2019	Percentage of Total	December 31, 2018	Percentage of Total
Commercial and industrial	$5,380,487	37.2%	$5,111,957	36.3%
Energy:
Production	1,197,717	8.3	1,309,314	9.3
Service	173,473	1.2	168,775	1.2
Other	110,159	0.7	124,509	0.9
Total energy	1,481,349	10.2	1,602,598	11.4
Commercial real estate:
Commercial mortgages	4,291,781	29.7	4,121,966	29.2
Construction	1,323,040	9.2	1,267,717	9.0
Land	299,435	2.1	306,755	2.2
Total commercial real estate	5,914,256	41.0	5,696,438	40.4
Consumer real estate:
Home equity loans	356,754	2.5	353,924	2.5
Home equity lines of credit	349,061	2.4	337,168	2.4
Other	453,083	3.1	427,898	3.0
Total consumer real estate	1,158,898	8.0	1,118,990	7.9
Total real estate	7,073,154	49.0	6,815,428	48.3
Consumer and other	524,159	3.6	569,750	4.0
Total loans	$14,459,149	100.0%	$14,099,733	100.0%

Concentrations of Credit. Most of our lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio, as well as other markets. The majority of our loan portfolio consists of commercial and industrial and commercial real estate loans. As of June 30, 2019, there were no concentrations of loans related to any single industry in excess of 10% of total loans other than energy loans, which totaled 10.2% of total loans. Unfunded commitments to extend credit and standby letters of credit issued to customers in the energy industry totaled $1.3 billion and $59.9 million, respectively, as of June 30, 2019.
Foreign Loans. We have U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at June 30, 2019 or December 31, 2018.
Related Party Loans. In the ordinary course of business, we have granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”). Such loans totaled $291.8 million at June 30, 2019 and $256.1 million at December 31, 2018.
Non-Accrual and Past Due Loans. Non-accrual loans, segregated by class of loans, were as follows:

	June 30, 2019	December 31, 2018
Commercial and industrial	$18,768	$9,239
Energy	40,228	46,932
Commercial real estate:
Buildings, land and other	10,437	15,268
Construction	—	—
Consumer real estate	669	892
Consumer and other	1,419	1,408
Total	$71,521	$73,739

Had non-accrual loans performed in accordance with their original contract terms, we would have recognized additional interest income, net of tax, of approximately $1.1 million and $2.1 million for the three and six months ended June 30, 2019, compared to $1.4 million and $2.9 million for the three and six months ended June 30, 2018.

An age analysis of past due loans (including both accruing and non-accruing loans), segregated by class of loans, as of June 30, 2019 was as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and industrial	$28,577	$18,751	$47,328	$5,333,159	$5,380,487	$6,823
Energy	3,546	20	3,566	1,477,783	1,481,349	20
Commercial real estate:
Buildings, land and other	13,516	8,470	21,986	4,569,230	4,591,216	4,808
Construction	14,425	774	15,199	1,307,841	1,323,040	774
Consumer real estate	9,237	1,610	10,847	1,148,051	1,158,898	1,191
Consumer and other	5,015	2,105	7,120	517,039	524,159	2,031
Total	$74,316	$31,730	$106,046	$14,353,103	$14,459,149	$15,647

Impaired Loans. Impaired loans are set forth in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
June 30, 2019
Commercial and industrial	$18,536	$4,455	$12,267	$16,722	$6,276
Energy	55,043	5,866	33,946	39,812	9,721
Commercial real estate:
Buildings, land and other	10,329	5,196	4,760	9,956	1,420
Construction	—	—	—	—	—
Consumer real estate	293	293	—	293	—
Consumer and other	1,532	—	1,419	1,419	1,419
Total	$85,733	$15,810	$52,392	$68,202	$18,836
December 31, 2018
Commercial and industrial	$9,094	$2,842	$4,287	$7,129	$2,558
Energy	67,900	6,817	39,890	46,707	9,671
Commercial real estate:
Buildings, land and other	15,774	2,168	12,517	14,685	2,599
Construction	—	—	—	—	—
Consumer real estate	293	293	—	293	—
Consumer and other	1,475	—	1,407	1,407	1,407
Total	$94,536	$12,120	$58,101	$70,221	$16,235

The average recorded investment in impaired loans was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Commercial and industrial	$15,462	$15,307	$12,684	$24,791
Energy	42,643	92,380	43,997	93,001
Commercial real estate:
Buildings, land and other	18,139	13,867	16,988	11,376
Construction	205	—	137	—
Consumer real estate	789	860	624	978
Consumer and other	1,422	813	1,417	542
Total	$78,660	$123,227	$75,847	$130,688

Troubled Debt Restructurings. Troubled debt restructurings during the six months ended June 30, 2019 and June 30, 2018 are set forth in the following table.

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Balance at Restructure	Balance at Period-End	Balance at Restructure	Balance at Period-End
Commercial and industrial	$677	$555	$2,203	$843
Energy	—	—	13,708	—
Commercial real estate:
Buildings, land and other	7,347	7,308	—	—
	$8,024	$7,863	$15,911	$843

Loan modifications are typically related to extending amortization periods, converting loans to interest only for a limited period of time, deferral of interest payments, waiver of certain covenants, consolidating notes and/or reducing collateral or interest rates. The modifications during the reported periods did not significantly impact our determination of the allowance for loan losses.
Additional information related to restructured loans as of or for the three months ended June 30, 2019 and June 30, 2018 is set forth in the following table.

	June 30, 2019	June 30, 2018
Restructured loans past due in excess of 90 days at period-end:
Number of loans	—	—
Dollar amount of loans	$—	$—
Restructured loans on non-accrual status at period end	3,890	843
Charge-offs of restructured loans:
Recognized in connection with restructuring	—	—
Recognized on previously restructured loans	—	1,650
Proceeds from sale of restructured loans	—	13,350
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

The following tables present weighted-average risk grades for all commercial loans by class.

	June 30, 2019		December 31, 2018
	Weighted Average Risk Grade	Loans	Weighted Average Risk Grade	Loans
Commercial and industrial:
Risk grades 1-8	6.13	$5,024,193	6.12	$4,862,275
Risk grade 9	9.00	200,167	9.00	112,431
Risk grade 10	10.00	43,269	10.00	58,328
Risk grade 11	11.00	94,090	11.00	69,684
Risk grade 12	12.00	12,492	12.00	6,681
Risk grade 13	13.00	6,276	13.00	2,558
Total	6.37	$5,380,487	6.30	$5,111,957
Energy
Risk grades 1-8	5.81	$1,305,553	5.76	$1,451,673
Risk grade 9	9.00	82,176	9.00	35,565
Risk grade 10	10.00	2,061	10.00	43,001
Risk grade 11	11.00	51,331	11.00	25,427
Risk grade 12	12.00	30,507	12.00	37,261
Risk grade 13	13.00	9,721	13.00	9,671
Total	6.35	$1,481,349	6.22	$1,602,598
Commercial real estate:
Buildings, land and other
Risk grades 1-8	6.76	$4,290,833	6.76	$4,143,264
Risk grade 9	9.00	128,068	9.00	109,660
Risk grade 10	10.00	76,686	10.00	62,353
Risk grade 11	11.00	85,192	11.00	98,176
Risk grade 12	12.00	9,017	12.00	12,669
Risk grade 13	13.00	1,420	13.00	2,599
Total	6.97	$4,591,216	6.98	$4,428,721
Construction
Risk grades 1-8	7.17	$1,271,280	7.13	$1,177,260
Risk grade 9	9.00	35,453	9.00	60,754
Risk grade 10	10.00	13,355	10.00	24,877
Risk grade 11	11.00	2,952	11.00	4,826
Risk grade 12	12.00	—	12.00	—
Risk grade 13	13.00	—	13.00	—
Total	7.26	$1,323,040	7.29	$1,267,717

Net (charge-offs)/recoveries, segregated by class of loans, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Commercial and industrial	$(2,454)	$(3,548)	$(4,392)	$(11,223)
Energy	(1,971)	(2,076)	(1,924)	(4,925)
Commercial real estate:
Buildings, land and other	(531)	(402)	(504)	(321)
Construction	3	6	6	8
Consumer real estate	(286)	(164)	(1,975)	(690)
Consumer and other	(2,582)	(1,726)	(5,817)	(3,183)
Total	$(7,821)	$(7,910)	$(14,606)	$(20,334)

In assessing the general economic conditions in the State of Texas, management monitors and tracks the Texas Leading Index (“TLI”), which is produced by the Federal Reserve Bank of Dallas. The TLI, the components of which are more fully described in our 2018 Form 10-K, totaled 128.8 at June 30, 2019 and 126.4 at December 31, 2018. A higher TLI value implies more favorable economic conditions.
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
The following table presents details of the allowance for loan losses allocated to each portfolio segment as of June 30, 2019 and December 31, 2018 and detailed on the basis of the impairment evaluation methodology we used:

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
June 30, 2019
Historical valuation allowances	$31,699	$9,087	$20,979	$2,619	$7,592	$71,976
Specific valuation allowances	6,276	9,721	1,420	—	1,419	18,836
General valuation allowances	10,227	4,487	4,105	1,560	(397)	19,982
Macroeconomic valuation allowances	9,512	2,523	9,410	1,458	1,232	24,135
Total	$57,714	$25,818	$35,914	$5,637	$9,846	$134,929
Allocated to loans:
Individually evaluated	$6,276	$9,721	$1,420	$—	$1,419	$18,836
Collectively evaluated	51,438	16,097	34,494	5,637	8,427	116,093
Total	$57,714	$25,818	$35,914	$5,637	$9,846	$134,929
December 31, 2018
Historical valuation allowances	$25,351	$9,697	$20,817	$2,688	$6,845	$65,398
Specific valuation allowances	2,558	9,671	2,599	—	1,407	16,235
General valuation allowances	10,062	6,014	4,366	1,671	(13)	22,100
Macroeconomic valuation allowances	10,609	3,670	10,995	1,744	1,381	28,399
Total	$48,580	$29,052	$38,777	$6,103	$9,620	$132,132
Allocated to loans:
Individually evaluated	$2,558	$9,671	$2,599	$—	$1,407	$16,235
Collectively evaluated	46,022	19,381	36,178	6,103	8,213	115,897
Total	$48,580	$29,052	$38,777	$6,103	$9,620	$132,132

Our recorded investment in loans as of June 30, 2019 and December 31, 2018 related to each balance in the allowance for loan losses by portfolio segment and detailed on the basis of the impairment methodology we used was as follows:

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
June 30, 2019
Individually evaluated	$16,722	$39,812	$9,956	$293	$1,419	$68,202
Collectively evaluated	5,363,765	1,441,537	5,904,300	1,158,605	522,740	14,390,947
Total	$5,380,487	$1,481,349	$5,914,256	$1,158,898	$524,159	$14,459,149
December 31, 2018
Individually evaluated	$7,129	$46,707	$14,685	$293	$1,407	$70,221
Collectively evaluated	5,104,828	1,555,891	5,681,753	1,118,697	568,343	14,029,512
Total	$5,111,957	$1,602,598	$5,696,438	$1,118,990	$569,750	$14,099,733

The following table details activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2019 and 2018. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Three months ended:
June 30, 2019
Beginning balance	$58,571	$25,343	$36,455	$5,661	$10,320	$136,350
Provision for loan losses	1,597	2,446	(13)	262	2,108	6,400
Charge-offs	(3,389)	(2,000)	(557)	(601)	(5,103)	(11,650)
Recoveries	935	29	29	315	2,521	3,829
Net charge-offs	(2,454)	(1,971)	(528)	(286)	(2,582)	(7,821)
Ending balance	$57,714	$25,818	$35,914	$5,637	$9,846	$134,929
June 30, 2018
Beginning balance	$57,733	$39,039	$38,474	$6,349	$8,290	$149,885
Provision for loan losses	3,528	350	840	151	3,382	8,251
Charge-offs	(4,153)	(2,689)	(614)	(482)	(3,994)	(11,932)
Recoveries	605	613	218	318	2,268	4,022
Net charge-offs	(3,548)	(2,076)	(396)	(164)	(1,726)	(7,910)
Ending balance	$57,713	$37,313	$38,918	$6,336	$9,946	$150,226

Six months ended:
June 30, 2019
Beginning balance	$48,580	$29,052	$38,777	$6,103	$9,620	$132,132
Provision for loan losses	13,526	(1,310)	(2,365)	1,509	6,043	17,403
Charge-offs	(6,077)	(2,000)	(617)	(2,379)	(10,800)	(21,873)
Recoveries	1,685	76	119	404	4,983	7,267
Net charge-offs	(4,392)	(1,924)	(498)	(1,975)	(5,817)	(14,606)
Ending balance	$57,714	$25,818	$35,914	$5,637	$9,846	$134,929
June 30, 2018
Beginning balance	$59,614	$51,528	$30,948	$5,657	$7,617	$155,364
Provision for loan losses	9,322	(9,290)	8,283	1,369	5,512	15,196
Charge-offs	(13,405)	(5,539)	(619)	(1,201)	(7,966)	(28,730)
Recoveries	2,182	614	306	511	4,783	8,396
Net charge-offs	(11,223)	(4,925)	(313)	(690)	(3,183)	(20,334)
Ending balance	$57,713	$37,313	$38,918	$6,336	$9,946	$150,226

Note 4 - Goodwill and Other Intangible Assets
Goodwill and other intangible assets are presented in the table below.

	June 30, 2019	December 31, 2018
Goodwill	$654,952	$654,952
Other intangible assets:
Core deposits	$2,466	$2,959
Customer relationships	547	672
Non-compete agreements	6	18
	$3,019	$3,649
The estimated aggregate future amortization expense for intangible assets remaining as of June 30, 2019 is as follows:

Remainder of 2019	$537
2020	919
2021	697
2022	481
2023	283
Thereafter	102
$3,019

Note 5 - Deposits
Deposits were as follows:

	June 30, 2019	Percentage of Total	December 31, 2018	Percentage of Total
Non-interest-bearing demand deposits:
Commercial and individual	$9,634,530	37.1%	$10,305,850	37.9%
Correspondent banks	192,478	0.7	235,748	0.9
Public funds	309,429	1.2	455,896	1.7
Total non-interest-bearing demand deposits	10,136,437	39.0	10,997,494	40.5
Interest-bearing deposits:
Private accounts:
Savings and interest checking	6,754,027	26.0	6,977,813	25.7
Money market accounts	7,544,621	29.0	7,777,470	28.6
Time accounts of $100,000 or more	674,198	2.6	526,789	2.0
Time accounts under $100,000	344,700	1.3	331,511	1.2
Total private accounts	15,317,546	58.9	15,613,583	57.5
Public funds:
Savings and interest checking	456,871	1.8	473,754	1.8
Money market accounts	67,620	0.3	59,953	0.2
Time accounts of $100,000 or more	6,524	—	4,332	—
Time accounts under $100,000	25	—	88	—
Total public funds	531,040	2.1	538,127	2.0
Total interest-bearing deposits	15,848,586	61.0	16,151,710	59.5
Total deposits	$25,985,023	100.0%	$27,149,204	100.0%

The following table presents additional information about our deposits:

	June 30, 2019	December 31, 2018
Deposits from the Certificate of Deposit Account Registry Service (CDARS) deposits	$356	$—
Deposits from foreign sources (primarily Mexico)	766,942	752,658
Deposits not covered by deposit insurance	11,747,001	13,111,210

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
Financial instruments with off-balance-sheet risk were as follows:

	June 30, 2019	December 31, 2018
Commitments to extend credit	$8,552,270	$8,369,721
Standby letters of credit	294,722	271,575
Deferred standby letter of credit fees	1,776	2,069

Lease Commitments. We lease certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $9.7 million and $18.3 million during the three and six months ended June 30, 2019 and $8.1 million and $16.3 million during the three and six months ended June 30, 2018. On January 1, 2019, we adopted a new accounting standard which required the recognition of our operating leases on our balance sheet. See Note 1 - Significant Accounting Policies. As of June 30, 2019, right-of-use lease assets and related lease liabilities totaled $284.5 million and $291.7 million, respectively, and are included with premises and equipment and accrued interest payable and other liabilities, respectively, on our accompanying consolidated balance sheet. During the second quarter of 2019, we recognized a right-of-use asset totaling $121.7 million and a related lease liability totaling $121.7 million in connection with the commencement of the lease of our new corporate headquarters facility in downtown San Antonio. There has been no significant change in our expected future minimum lease payments since December 31, 2018. See the 2018 Form 10-K for information regarding these commitments.
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
Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. For Cullen/Frost, additional Tier 1 capital at June 30, 2019 and December 31, 2018 includes $144.5 million of 5.375% non-cumulative perpetual preferred stock. Frost Bank did not have any additional Tier 1 capital beyond Common Equity Tier 1 at June 30, 2019 or December 31, 2018.
Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both Cullen/Frost and Frost Bank includes a permissible portion of the allowance for loan losses. Tier 2 capital for Cullen/Frost also includes $100.0 million of qualified subordinated debt and $133.0 million of trust preferred securities at both June 30, 2019 and December 31, 2018.

The following tables present actual and required capital ratios as of June 30, 2019 and December 31, 2018 for Cullen/Frost and Frost Bank under the Basel III Capital Rules. The Basel III Capital Rules became fully phased-in on January 1, 2019. The minimum required capital amounts presented as of December 31, 2018 include the minimum required capital levels applicable as of that date as well as the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules became fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. See the 2018 Form 10-K for a more detailed discussion of the Basel III Capital Rules. After a review of risk-weight classifications during the first quarter of 2019, risk-weightings for certain loans were reclassified. Amounts reported as of December 31, 2018 have been revised to reflect these reclassifications.

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
June 30, 2019
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$2,733,377	12.29%	$1,556,842	7.00%	$1,445,639	6.50%
Frost Bank	2,841,165	12.81	1,552,278	7.00	1,441,401	6.50
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	2,877,863	12.94	1,890,451	8.50	1,779,248	8.00
Frost Bank	2,841,165	12.81	1,884,909	8.50	1,774,032	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	3,246,292	14.60	2,335,264	10.50	2,224,061	10.00
Frost Bank	2,976,594	13.42	2,328,417	10.50	2,217,540	10.00
Leverage Ratio
Cullen/Frost	2,877,863	9.40	1,224,631	4.00	1,530,789	5.00
Frost Bank	2,841,165	9.29	1,223,119	4.00	1,528,899	5.00

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2018
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$2,642,475	12.27%	$1,372,573	6.375%	$1,507,139	7.00%	$1,358,171	6.50%
Frost Bank	2,743,973	12.78	1,368,701	6.375	1,502,887	7.00	1,354,222	6.50
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	2,786,961	12.94	1,695,532	7.875	1,830,098	8.50	1,671,595	8.00
Frost Bank	2,743,973	12.78	1,690,748	7.875	1,824,934	8.50	1,666,735	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	3,152,593	14.64	2,126,143	9.875	2,260,709	10.50	2,089,494	10.00
Frost Bank	2,876,605	13.40	2,120,144	9.875	2,254,331	10.50	2,083,419	10.00
Leverage Ratio
Cullen/Frost	2,786,961	9.06	1,231,028	4.00	1,231,028	4.00	1,538,785	5.00
Frost Bank	2,743,973	8.93	1,229,650	4.00	1,229,650	4.00	1,537,062	5.00

As of June 30, 2019, capital levels at Cullen/Frost and Frost Bank exceed all capital adequacy requirements under the fully phased-in Basel III Capital Rules. Based on the ratios presented above, capital levels as of June 30, 2019 at Cullen/Frost and Frost Bank exceed the minimum levels necessary to be considered “well capitalized.”
Cullen/Frost and Frost Bank are subject to the regulatory capital requirements administered by the Federal Reserve Board and, for Frost Bank, the Federal Deposit Insurance Corporation (“FDIC”). Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of June 30, 2019, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.

Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On October 24, 2017, our board of directors authorized a $150.0 million stock repurchase program, allowing us to repurchase shares of our common stock over a two-year period from time to time at various prices in the open market or through private transactions. We repurchased 496,307 shares at a total cost of $50.0 million under this plan during the second quarter of 2019 while we repurchased 1,027,292 shares at a total cost of $100.0 million during the fourth quarter of 2018. On July 24, 2019, our board of directors authorized a $100.0 million stock repurchase program, allowing us to repurchase shares of our common stock over a one-year period from time to time at various prices in the open market or through private transactions. Under the Basel III Capital Rules, Cullen/Frost may not repurchase or redeem any of its preferred stock or subordinated notes and, in some cases, its common stock without the prior approval of the Federal Reserve Board.
Dividend Restrictions. In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements, including to repurchase its common stock. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well capitalized” status, at June 30, 2019, Frost Bank could pay aggregate dividends of up to $577.3 million to Cullen/Frost without prior regulatory approval.
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
The notional amounts and estimated fair values of interest rate derivative contracts are presented in the following table. The fair values of interest rate derivative contracts are estimated utilizing internal valuation models with observable market data inputs, or as determined by the Chicago Mercantile Exchange (“CME”) for centrally cleared derivative contracts. CME rules legally characterize variation margin payments for centrally cleared derivatives as settlements of the derivatives' exposure rather than collateral. As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting and financial reporting purposes. Variation margin, as determined by the CME, is settled daily. As a result, derivative contracts that clear through the CME have an estimated fair value of zero as of June 30, 2019 and December 31, 2018.

	June 30, 2019		December 31, 2018
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivatives designated as hedges of fair value:
Financial institution counterparties:
Loan/lease interest rate swaps – assets	$10,143	$41	$10,941	$207
Loan/lease interest rate swaps – liabilities	3,429	(185)	3,885	(199)
Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan/lease interest rate swaps – assets	134,415	205	496,887	2,384
Loan/lease interest rate swaps – liabilities	983,745	(19,896)	691,143	(8,921)
Loan/lease interest rate caps – assets	144,298	670	122,791	509
Customer counterparties:
Loan/lease interest rate swaps – assets	983,745	44,371	691,143	16,706
Loan/lease interest rate swaps – liabilities	134,415	(534)	496,887	(8,891)
Loan/lease interest rate caps – liabilities	144,298	(670)	122,791	(509)

The weighted-average rates paid and received for interest rate swaps outstanding at June 30, 2019 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Fair value hedge loan/lease interest rate swaps	2.29%	2.41%
Non-hedging interest rate swaps – financial institution counterparties	4.19	4.03
Non-hedging interest rate swaps – customer counterparties	4.03	4.19

The weighted-average strike rate for outstanding interest rate caps was 2.99% at June 30, 2019.
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

		June 30, 2019		December 31, 2018
	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Oil – assets	Barrels	1,745	$7,880	2,416	$24,332
Oil – liabilities	Barrels	1,135	(3,812)	415	(646)
Natural gas – assets	MMBTUs	10,197	1,861	5,745	417
Natural gas – liabilities	MMBTUs	3,066	(248)	9,314	(1,272)
Customer counterparties:
Oil – assets	Barrels	1,205	3,919	415	646
Oil – liabilities	Barrels	1,675	(7,662)	2,416	(24,009)
Natural gas – assets	MMBTUs	3,066	248	10,236	1,373
Natural gas – liabilities	MMBTUs	10,197	(1,768)	4,823	(393)

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

		June 30, 2019		December 31, 2018
	Notional Currency	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Forward contracts – liabilities	CAD	5,339	$(14)	11,003	$(13)
Forward contracts – liabilities	GBP	—	—	142	(2)
Forward contracts – liabilities	MXN	—	—	3,015	(132)
Customer counterparties:
Forward contracts – assets	CAD	5,326	27	10,979	40
Forward contracts – assets	GBP	—	—	145	4
Forward contracts – assets	MXN	—	—	3,000	149

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
Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Commercial loan/lease interest rate swaps:
Amount of gain (loss) included in interest income on loans	$28	$31	$54	$(11)
Amount of (gain) loss included in other non-interest expense	1	(1)	1	(1)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Non-hedging interest rate derivatives:
Other non-interest income	$387	$702	$973	$2,190
Other non-interest expense	—	17	—	(4)
Non-hedging commodity derivatives:
Other non-interest income	110	(54)	213	36
Non-hedging foreign currency derivatives:
Other non-interest income	12	91	29	150

Counterparty Credit Risk. Our credit exposure relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with bank customers was approximately $44.7 million at June 30, 2019. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. Our credit exposure, net of collateral pledged, relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with upstream financial institution counterparties was approximately $13.6 million at June 30, 2019. This amount was primarily related to initial margin payments to the CME and excess collateral we posted to counterparties. Collateral levels for upstream financial institution counterparties are monitored and adjusted as necessary. See Note 9 – Balance Sheet Offsetting and Repurchase Agreements for additional information regarding our credit exposure with upstream financial institution counterparties. The aggregate fair value of securities we posted as collateral related to derivative contracts totaled $147 thousand at June 30, 2019. At such date, we also had $26.9 million in cash collateral on deposit with other financial institution counterparties.
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
Information about financial instruments that are eligible for offset in the consolidated balance sheet as of June 30, 2019 is presented in the following tables.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
June 30, 2019
Financial assets:
Derivatives:
Loan/lease interest rate swaps and caps	$916	$—	$916
Commodity swaps and options	9,741	—	9,741
Foreign currency forward contracts	—	—	—
Total derivatives	10,657	—	10,657
Resell agreements	10,193	—	10,193
Total	$20,850	$—	$20,850
Financial liabilities:
Derivatives:
Loan/lease interest rate swaps	$20,081	$—	$20,081
Commodity swaps and options	4,060	—	4,060
Foreign currency forward contracts	14	—	14
Total derivatives	24,155	—	24,155
Repurchase agreements	1,308,257	—	1,308,257
Total	$1,332,412	$—	$1,332,412

		Gross Amounts Not Offset
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
June 30, 2019
Financial assets:
Derivatives:
Counterparty A	$104	$(104)	$—	$—
Counterparty B	3,937	(3,937)	—	—
Counterparty C	16	(16)	—	—
Other counterparties	6,600	(6,469)	—	131
Total derivatives	10,657	(10,526)	—	131
Resell agreements	10,193	—	(10,193)	—
Total	$20,850	$(10,526)	$(10,193)	$131
Financial liabilities:
Derivatives:
Counterparty A	$5,706	$(104)	$(5,602)	$—
Counterparty B	7,224	(3,937)	(3,287)	—
Counterparty C	184	(16)	(168)	—
Other counterparties	11,041	(6,469)	(4,493)	79
Total derivatives	24,155	(10,526)	(13,550)	79
Repurchase agreements	1,308,257	—	(1,308,257)	—
Total	$1,332,412	$(10,526)	$(1,321,807)	$79

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
The remaining contractual maturity of repurchase agreements in the consolidated balance sheets as of June 30, 2019 and December 31, 2018 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
June 30, 2019
Repurchase agreements:
U.S. Treasury	$946,724	$—	$—	$—	$946,724
Residential mortgage-backed securities	361,533	—	—	—	361,533
Total borrowings	$1,308,257	$—	$—	$—	$1,308,257
Gross amount of recognized liabilities for repurchase agreements					$1,308,257
Amounts related to agreements not included in offsetting disclosures above					$—

December 31, 2018
Repurchase agreements:
U.S. Treasury	$1,334,063	$—	$—	$—	$1,334,063
Residential mortgage-backed securities	26,235	—	—	—	26,235
Total borrowings	$1,360,298	$—	$—	$—	$1,360,298
Gross amount of recognized liabilities for repurchase agreements					$1,360,298
Amounts related to agreements not included in offsetting disclosures above					$—

Note 10 - Stock-Based Compensation
A combined summary of activity in our active stock plans is presented in the table. Performance stock units outstanding are presented assuming attainment of the maximum payout rate as set forth by the performance criteria. As of June 30, 2019, there were 1,265,480 shares remaining available for grant for future stock-based compensation awards.

	Director Deferred Stock Units Outstanding		Non-Vested Stock Awards/Stock Units Outstanding		Performance Stock Units Outstanding		Stock Options Outstanding
	Number of Units	Weighted- Average Fair Value at Grant	Number of Shares/Units	Weighted- Average Fair Value at Grant	Number of Units	Weighted- Average Fair Value at Grant	Number of Shares	Weighted- Average Exercise Price
Balance, January 1, 2019	48,910	$71.14	383,797	$85.59	125,809	$82.55	2,352,008	$63.55
Authorized	—	—	—	—	—	—	—	—
Granted	7,592	102.70	1,957	91.96	—	—	—	—
Exercised/vested	—	—	(17,800)	65.11	—	—	(136,100)	57.61
Forfeited/expired	—	—	(3,877)	90.10	—	—	(6,875)	65.11
Balance, June 30, 2019	56,502	$75.38	364,077	$86.58	125,809	$82.55	2,209,033	$63.91

Shares issued in connection with stock compensation awards are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. Shares issued in connection with stock compensation awards along with other related information were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
New shares issued from available authorized shares	—	—	—	—
Issued from available treasury stock	53,035	110,489	153,900	428,599
Total	53,035	110,489	153,900	428,599

Proceeds from stock option exercises	$2,956	$6,283	$7,841	$25,448

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
Stock-based compensation expense and the related income tax benefit is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	$379	$1,019	$761	$2,104
Non-vested stock awards/stock units	2,056	1,371	4,191	2,839
Director deferred stock units	780	720	780	720
Performance stock units	1,149	475	2,286	1,097
Total	$4,364	$3,585	$8,018	$6,760
Income tax benefit	$732	$753	$1,316	$1,420

Unrecognized stock-based compensation expense at June 30, 2019 is presented in the table below. Unrecognized stock-based compensation expense related to performance stock units is presented assuming attainment of the maximum payout rate as set forth by the performance criteria.

Stock options	$465
Non-vested stock awards/stock units	13,441
Performance stock units	4,241
Total	$18,147

Note 11 - Earnings Per Common Share
Earnings per common share is computed using the two-class method as more fully described in our 2018 Form 10-K. The following table presents a reconciliation of net income available to common shareholders, net earnings allocated to common stock and the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$111,586	$111,341	$228,082	$217,821
Less: Preferred stock dividends	2,015	2,015	4,031	4,031
Net income available to common shareholders	109,571	109,326	224,051	213,790
Less: Earnings allocated to participating securities	906	726	1,886	1,431
Net earnings allocated to common stock	$108,665	$108,600	$222,165	$212,359

Distributed earnings allocated to common stock	$44,461	$42,791	$86,699	$79,096
Undistributed earnings allocated to common stock	64,204	65,809	135,466	133,263
Net earnings allocated to common stock	$108,665	$108,600	$222,165	$212,359

Weighted-average shares outstanding for basic earnings per common share	62,789,182	63,836,651	62,898,514	63,743,442
Dilutive effect of stock compensation	764,916	1,062,637	791,513	1,043,712
Weighted-average shares outstanding for diluted earnings per common share	63,554,098	64,899,288	63,690,027	64,787,154

Note 12 - Defined Benefit Plans
The components of the combined net periodic expense (benefit) for our defined benefit pension plans are presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Expected return on plan assets, net of expenses	$(2,693)	$(2,979)	$(5,386)	$(5,958)
Interest cost on projected benefit obligation	1,618	1,474	3,236	2,949
Net amortization and deferral	1,406	1,251	2,812	2,501
Net periodic expense (benefit)	$331	$(254)	$662	$(508)

Our non-qualified defined benefit pension plan is not funded. No contributions to the qualified defined benefit pension plan were made during the six months ended June 30, 2019. We do not expect to make any contributions to the qualified defined benefit plan during the remainder of 2019.
Note 13 - Income Taxes
Income tax expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Current income tax expense (benefit)	$14,505	$1,361	$29,504	$2,107
Deferred income tax expense (benefit)	369	12,475	(675)	22,886
Income tax expense, as reported	$14,874	$13,836	$28,829	$24,993

Effective tax rate	11.8%	11.1%	11.2%	10.3%

We had a net deferred tax liability totaling $54.8 million at June 30, 2019 and a net deferred tax asset totaling $19.8 million at December 31, 2018. The change in net deferred taxes was primarily related to unrealized gains on available-for-sale securities during the six months ended June 30, 2019. No valuation allowance for deferred tax assets was recorded at June 30, 2019 as management believes it is more likely than not that all of the deferred tax assets will be realized against deferred tax liabilities and projected future taxable income.

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

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$158,140	$33,209	$124,931	$(11,884)	$(2,496)	$(9,388)
Change in net unrealized gain on securities transferred to held to maturity	(308)	(65)	(243)	(2,041)	(429)	(1,612)
Reclassification adjustment for net (gains) losses included in net income	(169)	(35)	(134)	60	13	47
Total securities available for sale and transferred securities	157,663	33,109	124,554	(13,865)	(2,912)	(10,953)
Defined-benefit post-retirement benefit plans:
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	1,406	296	1,110	1,251	263	988
Total defined-benefit post-retirement benefit plans	1,406	296	1,110	1,251	263	988
Total other comprehensive income (loss)	$159,069	$33,405	$125,664	$(12,614)	$(2,649)	$(9,965)

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$356,286	$74,820	$281,466	$(190,788)	$(40,066)	$(150,722)
Change in net unrealized gain on securities transferred to held to maturity	(652)	(137)	(515)	(4,660)	(979)	(3,681)
Reclassification adjustment for net (gains) losses included in net income	(169)	(35)	(134)	79	17	62
Total securities available for sale and transferred securities	355,465	74,648	280,817	(195,369)	(41,028)	(154,341)
Defined-benefit post-retirement benefit plans:
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	2,812	591	2,221	2,501	526	1,975
Total defined-benefit post-retirement benefit plans	2,812	591	2,221	2,501	526	1,975
Total other comprehensive income (loss)	$358,277	$75,239	$283,038	$(192,868)	$(40,502)	$(152,366)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available For Sale	Defined Benefit Plans	Accumulated Other Comprehensive Income
Balance January 1, 2019	$(16,103)	$(47,497)	$(63,600)
Other comprehensive income (loss) before reclassifications	280,951	—	280,951
Reclassification of amounts included in net income	(134)	2,221	2,087
Net other comprehensive income (loss) during period	280,817	2,221	283,038
Balance at June 30, 2019	$264,714	$(45,276)	$219,438

Balance January 1, 2018	$117,230	$(37,718)	$79,512
Other comprehensive income (loss) before reclassifications	(154,403)	—	(154,403)
Reclassification of amounts included in net income	62	1,975	2,037
Net other comprehensive income (loss) during period	(154,341)	1,975	(152,366)
Reclassification of certain income tax effects related to the change in the U.S. statutory federal income tax rate under the Tax Cuts and Jobs Act to retained earnings	17,557	(8,022)	9,535
Balance at June 30, 2018	$(19,554)	$(43,765)	$(63,319)

Note 15 – Operating Segments
We are managed under a matrix organizational structure whereby our two primary operating segments, Banking and Frost Wealth Advisors, overlap a regional reporting structure. See our 2018 Form 10-K for additional information regarding our operating segments. Summarized operating results by segment were as follows:

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
Revenues from (expenses to) external customers:
Three months ended:
June 30, 2019	$302,747	$36,164	$(2,842)	$336,069
June 30, 2018	290,433	34,526	(2,623)	322,336
Six months ended:
June 30, 2019	$611,360	$73,515	$(5,552)	$679,323
June 30, 2018	578,994	69,607	(5,072)	643,529
Net income (loss):
Three months ended:
June 30, 2019	$110,893	$4,897	$(4,204)	$111,586
June 30, 2018	109,276	5,901	(3,836)	111,341
Six months ended:
June 30, 2019	$223,810	$11,297	$(7,025)	$228,082
June 30, 2018	212,917	11,535	(6,631)	217,821

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
Financial Assets and Financial Liabilities. The table below summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, segregated by the level of the valuation inputs within the fair value hierarchy of ASC Topic 820 utilized to measure fair value.

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
June 30, 2019
Securities available for sale:
U.S. Treasury	$2,920,720	$—	$—	$2,920,720
Residential mortgage-backed securities	—	2,247,712	—	2,247,712
States and political subdivisions	—	7,068,301	—	7,068,301
Other	—	42,780	—	42,780
Trading account securities:
U.S. Treasury	22,642	—	—	22,642
States and political subdivisions	—	2,840	—	2,840
Derivative assets:
Interest rate swaps, caps and floors	—	45,287	—	45,287
Commodity swaps and options	—	13,908	—	13,908
Foreign currency forward contracts	27	—	—	27
Derivative liabilities:
Interest rate swaps, caps and floors	—	21,285	—	21,285
Commodity swaps and options	—	13,490	—	13,490
Foreign currency forward contracts	14	—	—	14
December 31, 2018
Securities available for sale:
U.S. Treasury	$3,427,689	$—	$—	$3,427,689
Residential mortgage-backed securities	—	829,740	—	829,740
States and political subdivisions	—	7,087,202	—	7,087,202
Other	—	42,690	—	42,690
Trading account securities:
U.S. Treasury	21,928	—	—	21,928
States and political subdivisions	—	2,158	—	2,158
Derivative assets:
Interest rate swaps, caps and floors	—	19,806	—	19,806
Commodity swaps and options	—	26,768	—	26,768
Foreign currency forward contracts	193	—	—	193
Derivative liabilities:
Interest rate swaps, caps and floors	—	18,520	—	18,520
Commodity swaps and options	—	26,320	—	26,320
Foreign currency forward contracts	147	—	—	147

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

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Level 2	Level 3	Level 2	Level 3
Carrying value of impaired loans before allocations	$2,161	$33,839	$14,359	$52,048
Specific valuation allowance (allocations) reversals of prior allocations	1,179	(3,623)	(799)	(1,149)
Fair value	$3,340	$30,216	$13,560	$50,899

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

	Six Months Ended June 30,
	2019	2018
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$616	$2,656
Charge-offs recognized in the allowance for loan losses	(50)	—
Fair value	$566	$2,656
Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$—	$1,823
Write-downs included in other non-interest expense	—	(473)
Fair value	$—	$1,350

Financial Instruments Reported at Amortized Cost. The estimated fair values of financial instruments that are reported at amortized cost in our consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	June 30, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$1,945,410	$1,945,410	$3,955,779	$3,955,779
Securities held to maturity	1,035,299	1,061,978	1,106,057	1,116,953
Cash surrender value of life insurance policies	185,303	185,303	183,473	183,473
Accrued interest receivable	188,907	188,907	188,989	188,989
Level 3 inputs:
Loans, net	14,324,220	14,345,627	13,967,601	13,933,239
Financial liabilities:
Level 2 inputs:
Deposits	25,985,023	25,985,025	27,149,204	27,143,572
Federal funds purchased and repurchase agreements	1,319,507	1,319,507	1,367,548	1,367,548
Junior subordinated deferrable interest debentures	136,270	137,115	136,242	137,115
Subordinated notes payable and other borrowings	98,786	103,625	98,708	98,458
Accrued interest payable	10,295	10,295	7,394	7,394

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
ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. In April 2019, ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” was issued to address certain codification improvements and to provide certain accounting policy electives related to accrued interest as well as disclosure related to credit losses, among other things. In May 2019, ASU 2019-05, “Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief,” was issued to provide transition relief in connection with the adoption of ASU 2016-03 whereby entities would have the option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. ASU 2016-13, as updated, will be effective on January 1, 2020. We are currently evaluating the potential impact of ASU 2016-13 on our financial statements. In that regard, we have formed a cross-functional working group, under the direction of our Chief Financial Officer and our Chief Credit Officer. The working group is comprised of individuals from various functional areas including credit, risk management, finance and information technology, among others. We are currently working through our implementation plan which includes assessment and documentation of processes, internal controls and data sources; model development, documentation and validation; and system configuration, among other things. We are also in the process of implementing a third-party vendor solution to assist us in the application of ASU 2016-13. The adoption of ASU 2016-13 could result in an increase in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate that we establish an allowance for expected credit losses for certain debt securities and other financial assets. While we are currently unable to reasonably estimate the impact of adopting ASU 2016-13, we expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.
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
ASU 2017-12, “Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities.” ASU 2017-12 amends the hedge accounting recognition and presentation requirements in ASC 815 to improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities to better align the entity’s financial reporting for hedging relationships with those risk management activities and to reduce the complexity of and simplify the application of hedge accounting. ASU 2017-12 became effective for us on January 1, 2019 and did not have a significant impact on our financial statements. In April 2019, ASU 2019-04 was issued to clarify certain aspects of accounting for hedging activities addressed by ASU 2017-12, among other things.

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
Cullen/Frost Bankers, Inc.
The following discussion should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2018, and the other information included in the 2018 Form 10-K. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results for the year ending December 31, 2019 or any future period.
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
Overview
A discussion of our results of operations is presented below. Certain reclassifications have been made to make prior periods comparable. Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 21% federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

Results of Operations
Net income available to common shareholders totaled $109.6 million, or $1.72 per diluted common share, and $224.1 million, or $3.51 per diluted common share, for the three and six months ended June 30, 2019 compared to $109.3 million, or $1.68 per diluted common share, and $213.8 million, or $3.30 per diluted common share, for the three and six months ended June 30, 2018.
Selected data for the comparable periods was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Taxable-equivalent net interest income	$277,751	$260,531	$548,930	$513,067
Taxable-equivalent adjustment	24,320	23,261	49,030	46,049
Net interest income	253,431	237,270	499,900	467,018
Provision for loan losses	6,400	8,251	17,403	15,196
Net interest income after provision for loan losses	247,031	229,019	482,497	451,822
Non-interest income	82,638	85,066	179,423	176,511
Non-interest expense	203,209	188,908	405,009	385,519
Income before income taxes	126,460	125,177	256,911	242,814
Income taxes	14,874	13,836	28,829	24,993
Net income	111,586	111,341	228,082	217,821
Preferred stock dividends	2,015	2,015	4,031	4,031
Net income available to common shareholders	$109,571	$109,326	$224,051	$213,790
Earnings per common share – basic	$1.73	$1.70	$3.53	$3.33
Earnings per common share – diluted	1.72	1.68	3.51	3.30
Dividends per common share	0.71	0.67	1.38	1.24
Return on average assets	1.40%	1.43%	1.44%	1.39%
Return on average common equity	12.60	14.03	13.32	13.83
Average shareholders’ equity to average assets	11.53	10.63	11.27	10.55
Net income available to common shareholders increased $245 thousand, or 0.2%, for the three months ended June 30, 2019 and increased $10.3 million, or 4.8%, for the six months ended June 30, 2019 compared to the same periods in 2018. The increase during the three months ended June 30, 2019 was primarily the result of a $16.2 million increase in net interest income and a $1.9 million decrease in the provision for loan losses partly offset by a $14.3 million increase in non-interest expense, a $2.4 million decrease in non-interest income and a $1.0 million increase in income tax expense. The increase during the six months ended June 30, 2019 was primarily the result of a $32.9 million increase in net interest income and a $2.9 million increase in non-interest income partly offset by a $19.5 million increase in non-interest expense, a $3.8 million increase in income tax expense and a $2.2 million increase in the provision for loan losses.
Details of the changes in the various components of net income are further discussed below.
Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 73.6% of total revenue during the first six months of 2019. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.
The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate. The prime rate began 2018 at 4.50% and remained at that level until March 2018, when it increased 25 basis points to 4.75%. During the remainder of 2018, the prime rate increased an additional 75 basis points (25 basis points in each of June, September and December) to end 2018 at 5.50%. The prime rate did not change during the first six months of 2019. Our loan portfolio is also impacted by changes in the London Interbank Offered Rate (LIBOR). At June 30, 2019, the one-month and three-month U.S. dollar LIBOR interest rates were 2.40% and 2.32%, respectively, while at June 30, 2018, the one-month and three-month U.S. dollar LIBOR interest rates were 2.09% and 2.34%, respectively. The effective federal funds rate, which is the cost of immediately available overnight funds, began 2018 at 1.50% and remained at that level until March 2018, when it increased 25 basis points to 1.75%. During the remainder of

2018 the effective federal funds rate increased 75 basis points (25 basis points in each of June, September, and December) to end 2018 at 2.50%. The effective federal funds rate did not change during the first six months of 2019.
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

	Three Months Ended			Six Months Ended
	June 30, 2019 vs. June 30, 2018			June 30, 2019 vs. June 30, 2018
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in

	Rate	Volume	Total	Rate	Volume	Total
Interest-bearing deposits	$3,998	$(10,087)	$(6,089)	$10,126	$(19,670)	$(9,544)
Federal funds sold and resell agreements	387	(261)	126	893	60	953
Securities:
Taxable	4,531	4,605	9,136	6,768	6,489	13,257
Tax-exempt	(773)	3,031	2,258	(2,341)	8,740	6,399
Loans, net of unearned discounts	15,276	10,538	25,814	38,367	21,730	60,097
Total earning assets	23,419	7,826	31,245	53,813	17,349	71,162
Savings and interest checking	—	60	60	354	41	395
Money market deposit accounts	5,487	19	5,506	18,280	168	18,448
Time accounts	2,369	362	2,731	4,387	516	4,903
Public funds	600	372	972	1,487	572	2,059
Federal funds purchased and repurchase agreements	4,422	167	4,589	8,715	256	8,971
Junior subordinated deferrable interest debentures	166	1	167	522	1	523
Subordinated notes payable and other notes	(2)	2	—	(4)	4	—
Total interest-bearing liabilities	13,042	983	14,025	33,741	1,558	35,299
Net change	$10,377	$6,843	$17,220	$20,072	$15,791	$35,863
Taxable-equivalent net interest income for the three months ended June 30, 2019 increased $17.2 million, or 6.6%, while taxable-equivalent net interest income for the six months ended June 30, 2019 increased $35.9 million, or 7.0%, compared to the same periods in 2018. The increases in taxable-equivalent net interest income during the three and six months ended June 30, 2019 were primarily related to increases in the average yields on loans, taxable securities and interest-bearing deposits combined with increases in the average volumes of loans, tax-exempt securities and taxable securities. The impact of these items was partly offset by increases in the average rates paid on interest-bearing deposits and other borrowed funds and a decrease in the average volume of interest bearing deposits (primarily excess reserves held in an interest-bearing account at the Federal Reserve).
The average volume of interest-earning assets for the three months ended June 30, 2019 increased $467.4 million, while the average volume of interest-earning assets for the six months ended June 30, 2019 increased $211.1 million compared to the same periods in 2018. The increase in the average volume of interest-earning assets for the three months ended June 30, 2019 included an $884.9 million increase in average taxable securities, an $838.6 million increase in average loans and a $509.0 million increase in average tax-exempt securities partly offset by a $1.8 billion decrease in average interest-bearing deposits, federal funds sold and resell agreements. The increase in the average volume of interest-earning assets for the six months ended June 30, 2019 included an $874.4 million increase in average loans, a $630.6 million increase in average taxable securities and a $533.5 million increase in average tax-exempt securities partly offset by a $1.8 billion decrease in average interest-bearing deposits, federal funds sold and resell agreements
The taxable-equivalent net interest margin increased 21 basis points from 3.64% during the three months ended June 30, 2018 to 3.85% during the three months ended June 30, 2019 and increased 24 basis points from 3.58% during the six months ended June 30, 2018 to 3.82% during the six months ended June 30, 2019. The increases in the taxable-equivalent net interest margin during the three and six months ended June 30, 2019 were primarily related to increases in the average yields on loans; interest-bearing deposits; federal funds sold and resell agreements; and taxable securities partly offset by increases in the average cost of interest-bearing deposits and other borrowed funds and a decrease in the average yield on tax-exempt securities. The taxable-equivalent net interest margin was also positively impacted by a decrease in the relative proportion of interest-earning assets invested in lower-yielding interest-bearing deposits (primarily excess reserves held in an interest-bearing account at the Federal Reserve).
The average taxable-equivalent yield on interest-earning assets increased 40 basis points from 3.93% during the three months ended June 30, 2018 to 4.33% during the three months ended June 30, 2019 and increased 48 basis points from 3.82% during the six months ended June 30, 2018 to 4.30% during the six months ended June 30, 2019. The average taxable-equivalent yield on interest-earning assets was primarily impacted by the aforementioned changes in market interest rates and changes in the volume and relative mix of interest-earning assets.
The average taxable-equivalent yield on loans increased 55 basis points from 4.78% during the six months ended June 30, 2018 to 5.33% during the six months ended June 30, 2019. The average taxable-equivalent yield on loans was positively impacted by the increases in market interest rates discussed above. The average volume of loans for the six months ended June 30, 2019 increased $874.4 million, or 6.5%, compared to the same period in 2018. Loans made up approximately 49.2% of average interest-earning assets during the six months ended June 30, 2019 compared to 46.5% during the same period in 2018.
The average taxable-equivalent yield on securities was 3.40% during the six months ended June 30, 2019, increasing 4 basis points compared to the 3.36% during the same period in 2018. The average taxable-equivalent yield on securities during the six months ended June 30, 2019 compared to the same period in 2018 was positively impacted by increases in the average volume of tax-exempt and taxable securities and an increase in the average yield on taxable securities but was negatively impacted by a decrease in the average yield on tax-exempt securities. The average yield on taxable securities increased 30 basis points from 2.00% during the six months ended June 30, 2018 to 2.30% during the six months ended June 30, 2019. The average taxable-equivalent yield on tax-exempt securities decreased 6 basis points from 4.11% during the six months ended June 30, 2018 to 4.05% during the six months ended June 30, 2019. Tax exempt securities made up approximately 63.1% of total average securities during the six months ended June 30, 2019, compared to 64.8% during the same period in 2018. The average volume of total securities during the six months ended June 30, 2019 increased $1.2 billion, or 9.8%, compared to the same period in 2018. Securities made up approximately 44.9% of average interest-earning assets during the six months ended June 30, 2019 compared to 41.2% during the same period in 2018.
Average interest-bearing deposits, federal funds sold and resell agreements for the six months ended June 30, 2019 decreased $1.8 billion, or 51.9%, compared to the same period in 2018. Interest-bearing deposits, federal funds sold and resell agreements made up approximately 5.8% of average interest-earning assets during the six months ended June 30, 2019 compared to 12.2% during the six months ended June 30, 2018. The decrease in the average volume of interest-bearing deposits, federal funds sold and resell agreements was primarily due to a decrease in the average volume of our excess reserves held in an interest-bearing account at the Federal Reserve during the first six months of 2019 compared to the same period in 2018 as such funds were invested in higher yielding loans and securities. The volume of interest-bearing deposits, federal funds sold and resell agreements was also impacted by a decrease in the average volume of deposits during the first six months of 2019 compared to the same period in 2018. The combined average yield on interest-bearing deposits, federal funds sold and resell agreements was 2.53% during the six months ended June 30, 2019 compared to 1.73% during the same period in 2018. As discussed above, the effective federal funds rate began 2018 at 1.50% and subsequently increased 100 basis points (25 basis points in each of March, June, September and December) to end 2018 at 2.50%, where it remained through June 30, 2019.
The average rate paid on interest-bearing liabilities was 0.81% during the six months ended June 30, 2019 increasing 40 basis points from 0.41% during the same period in 2018. Average deposits decreased $195.9 million, or 0.75%, during the six months ended June 30, 2019 compared to the same period in 2018 and included a $629.5 million decrease in average non-interest bearing deposits partly offset by a $433.6 million increase in average interest-bearing deposits. The ratio of average interest-bearing deposits to total average deposits was 61.0% during the six months ended June 30, 2019 compared to 58.9% during the same period in 2018. The average cost of deposits is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-bearing deposits. The average cost of interest-bearing deposits and total deposits was 0.69% and 0.42%, respectively, during the six months ended June 30, 2019 compared to 0.37% and 0.22%, respectively, during the six months ended June 30, 2018. The average cost of deposits during 2019 was impacted by increases in the interest rates we pay on most of our interest-bearing deposit products as a result of the aforementioned increases in market interest rates and market competition.
Our net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.49% during the six months ended June 30, 2019 compared to 3.41% during same period in 2018. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.
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
Provision for Loan Losses
The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb inherent losses within the existing loan portfolio. The provision for loan losses totaled $6.4 million and $17.4 million for the three and six months ended June 30, 2019 compared to $8.3 million and $15.2 million for the three and six months ended June 30, 2018. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.
Non-Interest Income
The components of non-interest income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Trust and investment management fees	$30,448	$29,121	$62,145	$58,708
Service charges on deposit accounts	21,798	21,142	42,588	41,985
Insurance commissions and fees	10,118	10,556	28,524	26,536
Interchange and debit card transaction fees	3,868	3,446	7,148	6,604
Other charges, commissions and fees	8,933	9,273	17,995	18,280
Net gain (loss) on securities transactions	169	(60)	169	(79)
Other	7,304	11,588	20,854	24,477
Total	$82,638	$85,066	$179,423	$176,511
Total non-interest income for the three months ended June 30, 2019 decreased $2.4 million, or 2.9%, while total non-interest income for the six months ended June 30, 2019 increased $2.9 million, or 1.6%, compared to the same periods in 2018, respectively. Changes in the various components of non-interest income are discussed in more detail below.
Trust and Investment Management Fees. Trust and investment management fees for the three and six months ended June 30, 2019 increased $1.3 million, or 4.6%, and $3.4 million, or 5.9%, compared to the same periods in 2018, respectively. Investment fees are the most significant component of trust and investment management fees, making up approximately 82.2% and 82.4% of total trust and investment management fees for the first six months of 2019 and 2018, respectively. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. The increase in trust and investment management fees during the three and six months ended June 30, 2019 compared to the same periods in 2018 was primarily the result of increases in trust investment fees (up $1.2 million and $2.7 million, respectively) due to higher average equity valuations and an increase in the number of accounts.
At June 30, 2019, trust assets, including both managed assets and custody assets, were primarily composed of equity securities (49.6% of assets), fixed income securities (36.2% of assets) and cash equivalents (8.7% of assets). The estimated fair value of these assets was $36.2 billion (including managed assets of $15.6 billion and custody assets of $20.5 billion) at June 30, 2019, compared to $33.3 billion (including managed assets of $14.7 billion and custody assets of $18.7 billion) at December 31, 2018 and $33.4 billion (including managed assets of $14.4 billion and custody assets of $19.0 billion) at June 30, 2018.

Service Charges on Deposit Accounts. Service charges on deposit accounts for the three and six months ended June 30, 2019 increased $656 thousand, or 3.1%, and $603 thousand, or 1.4%, respectively, compared to the same periods in 2018. The increases were primarily related to increases in overdraft/insufficient funds charges on consumer and commercial accounts (up $1.1 million and $1.9 million, respectively) partly offset by decreases in commercial service charges (down $395 thousand and $1.3 million, respectively). Overdraft/insufficient funds charges totaled $10.3 million ($8.1 million consumer and $2.2 million commercial) during the three months ended June 30, 2019 compared to $9.2 million ($7.1 million consumer and $2.1 million) during the same period in 2018. Overdraft/insufficient funds charges totaled $19.9 million ($15.5 million consumer and $4.4 million commercial) during the six months ended June 30, 2019 compared to $18.0 million ($13.8 million consumer and $4.2 million commercial) during the same period in 2018. The increases in overdraft/insufficient funds charges were partly due to increased transaction volumes during the three and six months ended June 30, 2019 compared to the same periods in 2018. Overdraft/insufficient funds charges were also impacted by a change in the fee schedule during the second quarter of 2019. The decreases in commercial service charges were partly related to a higher earnings credit rate. The earnings credit rate is the value given to deposits maintained by treasury management customers. Because average market interest rates in 2019 were higher compared to 2018, deposit balances have become more valuable and are yielding a higher earnings credit rate. Earnings credits applied to customer deposit balances offset service fees that would otherwise be charged.
Insurance Commissions and Fees. Insurance commissions and fees for the three months ended June 30, 2019 decreased $438 thousand, or 4.1%, compared to the same period in 2018. The decrease was related to decreases in commission income (down $305 thousand) and contingent income (down $133 thousand). Insurance commissions and fees for the six months ended June 30, 2019 increased $2.0 million, or 7.5%, compared to the same period in 2018. The increase was related to an increase in commission income (up $2.3 million) partly offset by a decrease in contingent income (down $322 thousand). The decrease in commission income during the three months ended June 30, 2019 was primarily related to a decrease in benefit plan commissions due to fluctuations in business volumes. The increase in commission income during the six months ended June 30, 2019 was primarily related to increases in benefit plan commissions; commissions on property and casualty policies; and life insurance commissions. The increases in benefit plan commissions and property and casualty commissions were related to increased business volumes and market rates. The increase in life insurance commissions was related to increased business volumes.
Contingent income totaled $359 thousand and $3.6 million during the three and six months ended June 30, 2019, respectively, compared to $492 thousand and $3.9 million during the same periods in 2018. Contingent income primarily consists of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. These performance related contingent payments are seasonal in nature and are mostly received during the first quarter of each year. This performance related contingent income totaled $2.7 million and $3.0 million during the six months ended June 30, 2019 and 2018, respectively. The decrease in performance related contingent income during 2019 was related to lower growth within the portfolio partly offset by the impact of improvement in the loss performance of insurance policies previously placed. Contingent income also includes amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. This benefit plan related contingent income totaled $262 thousand and $865 thousand during the three and six months ended June 30, 2019, respectively, and $313 thousand and $865 thousand during the same periods in 2018.
Interchange and Debit Card Transaction Fees. Interchange fees, or “swipe” fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Interchange and debit card transaction fees consist of income from debit card usage, point of sale income from PIN-based debit card transactions and ATM service fees. Interchange and debit card transaction fees are reported net of related network costs. A comparison of gross and net interchange and debit card transaction fees for the reported periods is presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income from debit card transactions	$5,974	$5,467	$11,379	$10,591
ATM service fees	1,086	1,016	2,067	1,963
Gross interchange and debit card transaction fees	7,060	6,483	13,446	12,554
Network costs	3,192	3,037	6,298	5,950
Net interchange and debit card transaction fees	$3,868	$3,446	$7,148	$6,604
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
Other Charges, Commissions and Fees. Other charges, commissions and fees for the three months ended June 30, 2019 decreased $340 thousand, or 3.7%, compared to the same period in 2018. The decrease was primarily related to decreases in income from capital markets advisory services (down $412 thousand) and processing fees (down $336 thousand) partly offset by increases in income from the sale of money market accounts (up $312 thousand) and letter of credit fees (up $112 thousand). Other charges, commissions and fees for the six months ended June 30, 2019 decreased $285 thousand, or 1.6%, compared to the same period in 2018. The decrease was primarily related to decreases in processing fees (down $410 thousand), income from capital markets advisory services (down $356 thousand), income from the sale of mutual funds and annuities (down $279 thousand and $204 thousand, respectively) and brokerage commissions (down $241 thousand) mostly offset by increases in income from the sale of money market accounts and life insurance (up $628 thousand and $396 thousand, respectively) and letter of credit fees (up $278 thousand).
Net Gain/Loss on Securities Transactions. During the six months ended June 30, 2019, and 2018, we sold certain available-for-sale U.S Treasury securities with amortized costs totaling $2.4 billion and $10.9 billion, respectively. We realized a net gain of $3 thousand on the 2019 sales and a net loss of $79 thousand on the 2018 sales. The sales were primarily related to securities purchased and subsequently sold in the same period of their purchase in connection with our tax planning strategies related to the Texas franchise tax. The gross proceeds from the sales of these securities outside of Texas are included in total revenues/receipts from all sources reported for Texas franchise tax purposes, which results in a reduction in the overall percentage of revenues/receipts apportioned to Texas and subjected to taxation under the Texas franchise tax.
During the second quarter of 2019, we also sold certain available-for-sale U.S. Treasury securities with an amortized cost totaling $548.9 million and certain available-for-sale municipal securities with an amortized cost totaling $310.7 million. We realized a net gain of $166 thousand on those sales. The proceeds from the sales provided short-term liquidity and were subsequently reinvested in other higher yielding securities.
Other Non-Interest Income. Other non-interest income for the three months ended June 30, 2019 decreased $4.3 million, or 37.0%, compared to the same period in 2018. The decrease during the three months ended June 30, 2019 was primarily related to decreases in sundry and other miscellaneous income (down $2.8 million), gains on the sale of foreclosed and other assets (down $837 thousand) and public finance underwriting fees (down $666 thousand). Other non-interest income for the six months ended June 30, 2019 decreased $3.6 million, or 14.8%, compared to the same period in 2018. The decrease during the six months ended June 30, 2019 was primarily related to decreases in sundry and other miscellaneous income (down $2.0 million), income from customer derivative and trading activities (down $999 thousand) and gains on the sale of foreclosed and other assets (down $726 thousand). Sundry income during the six months ended June 30, 2019 included $931 thousand related to the recovery of prior write-offs and $250 thousand related to a settlement, among other things, while sundry income for the same period in 2018 included $2.4 million related to the recovery of prior write-offs and $1.2 million related to a distribution from a private equity investment, among other things. The fluctuations in public finance underwriting fees income and income from customer derivative and trading activities during the three and six months ended June 30, 2019 were primarily related to changes in business volumes. Other non-interest income also included gains on the sale of various branch and operational facilities totaling $4.0 million during the six months ended June 30, 2019 and $4.2 million during the same period in 2018.
Non-Interest Expense
The components of non-interest expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Salaries and wages	$90,790	$85,204	$183,266	$171,887
Employee benefits	20,051	17,907	43,577	39,902
Net occupancy	21,133	19,455	40,400	39,195
Technology, furniture and equipment	22,157	20,459	43,821	40,138
Deposit insurance	2,453	4,605	5,261	9,484
Intangible amortization	305	369	630	757
Other	46,320	40,909	88,054	84,156
Total	$203,209	$188,908	$405,009	$385,519

Total non-interest expense for the three and six months ended June 30, 2019 increased $14.3 million, or 7.6%, and $19.5 million, or 5.1%, compared to the same periods in 2018, respectively. Changes in the various components of non-interest expense are discussed below.
Salaries and Wages. Salaries and wages for the three and six months ended June 30, 2019 increased $5.6 million, or 6.6%, and $11.4 million, or 6.6%, compared to the same periods in 2018. The increases were primarily related to increases in salaries, due to an increase in the number of employees and normal annual merit and market increases, as well as increases in incentive compensation and stock compensation.
Employee Benefits. Employee benefits expense for the three and six months ended June 30, 2019 increased $2.1 million, or 12.0%, and $3.7 million, or 9.2%, compared to the same periods in 2018, respectively. The increases were primarily due to increases in medical benefits expense (up $562 thousand and $1.2 million, respectively), expenses related to our defined benefit retirement plans (up $585 thousand and $1.2 million, respectively), expenses related to our 401(k) plan (up $505 thousand and $891 thousand, respectively) and payroll taxes (up $376 thousand and $297 thousand, respectively).
During the three and six months ended June 30, 2019, we recognized a combined net periodic pension expense of $331 thousand and $662 thousand, respectively, related to our defined benefit retirement plans compared to a combined net periodic pension benefit of $254 thousand and $508 thousand during the same periods in 2018. Our defined benefit retirement and restoration plans were frozen effective as of December 31, 2001 and were replaced by a profit sharing plan (which was merged with and into our 401(k) plan during 2019). Management believes these actions helped to reduce the volatility in retirement plan expense. However, we still have funding obligations related to the defined benefit and restoration plans and could recognize retirement expense related to these plans in future years, which would be dependent on the return earned on plan assets, the level of interest rates and employee turnover. See Note 12 - Defined Benefit Plans for additional information related to our net periodic pension benefit/cost.
Net Occupancy. Net occupancy expense for the three and six months ended June 30, 2019 increased $1.7 million, or 8.6%, and $1.2 million, or 3.1%, respectively, compared to the same periods in 2018. The increases during the three and six months ended June 30, 2019 were primarily related to increases in lease expense (up $1.8 million and $2.2 million, respectively), depreciation on leasehold improvements (up $226 thousand and $456 thousand, respectively) and repairs and maintenance/service contracts expense (up $458 thousand and $238 thousand, respectively) partly offset by decreases in property taxes (down $749 thousand and $1.5 million, respectively). Fluctuations in the foregoing categories of net occupancy expense were primarily related to the commencement of the lease of our new corporate headquarters building in San Antonio and other leases related to existing facilities and our expansion within the Houston market area.
Technology, Furniture and Equipment. Technology, furniture and equipment expense for the three and six months ended June 30, 2019 increased $1.7 million, or 8.3%, and $3.7 million, or 9.2%, respectively, compared to the same periods in 2018. The increases were primarily related to increases in software maintenance (up $1.5 million and $3.1 million for the three and six months ended June 30, 2019, respectively), software amortization (up $249 thousand and $456 thousand for the three and six months ended June 30, 2019, respectively) and depreciation (up $46 thousand and $334 thousand for the three and six months ended June 30, 2019, respectively).
Deposit Insurance. Deposit insurance expense totaled $2.5 million and $5.3 million for the three and six months ended June 30, 2019 compared to $4.6 million and $9.5 million for the three and six months ended June 30, 2018. The decrease in deposit insurance expense during 2019 was primarily related to the termination of the quarterly Deposit Insurance Fund surcharge in the fourth quarter of 2018, as further discussed below.
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
Intangible Amortization. Intangible amortization is primarily related to core deposit intangibles and, to a lesser extent, intangibles related to customer relationships and non-compete agreements. Intangible amortization for the three and six months ended June 30, 2019 decreased $64 thousand, or 17.3%, and $127 thousand, or 16.8%, respectively, compared to the same periods in 2018. The decrease in amortization during 2019 was primarily related to the completion of amortization of certain previously recognized intangible assets as well as a reduction in the annual amortization rate of certain previously recognized intangible assets as we use an accelerated amortization approach which results in higher amortization rates during the earlier years of the useful lives of intangible assets.

Other Non-Interest Expense. Other non-interest expense for the three and six months ended June 30, 2019 increased $5.4 million, or 13.2%, and $3.9 million, or 4.6%, respectively, compared to the same periods in 2018. The increases during the three and six months ended June 30, 2019 included increases in advertising/promotions expense, partly related to new sponsorship arrangements (up $3.3 million and $6.8 million, respectively); platform fees related to investment services (up $1.0 million and $1.5 million); and travel, meals and entertainment expense (up $1.0 million and $1.2 million). The increase during the three months ended June 30, 2019 also included an increase in professional services expense (up $773 thousand). The increases from these items, among other things, were partly offset by decreases in donations expense, which was impacted by a significant contribution to our charitable foundation in 2018 (down $434 thousand and $4.1 million, respectively); and sundry and other miscellaneous expense (down $723 thousand and $1.1 million, respectively).
Results of Segment Operations
Our operations are managed along two primary operating segments: Banking and Frost Wealth Advisors. A description of each business and the methodologies used to measure financial performance is described in Note 15 - Operating Segments in the accompanying notes to consolidated financial statements included elsewhere in this report. Net income (loss) by operating segment is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Banking	$110,893	$109,276	$223,810	$212,917
Frost Wealth Advisors	4,897	5,901	11,297	11,535
Non-Banks	(4,204)	(3,836)	(7,025)	(6,631)
Consolidated net income	$111,586	$111,341	$228,082	$217,821
Banking
Net income for the three and six months ended June 30, 2019 increased $1.6 million, or 1.5%, and increased $10.9 million, or 5.1%, compared to the same periods in 2018. The increase during the three months ended June 30, 2019 was primarily the result of a $16.3 million increase in net interest income and a $1.9 million decrease in the provision for loan losses partly offset by an $11.4 million increase in non-interest expense, a $4.0 million decrease in non-interest income and a $1.2 million increase in income tax expense. The increase during the six months ended June 30, 2019 was primarily the result of a $33.4 million increase in net interest income partly offset by a $15.6 million increase in non-interest expense, a $3.7 million increase in income tax expense, a $2.2 million increase in the provision for loan losses and a $1.0 million decrease in non-interest income.
Net interest income for the three and six months ended June 30, 2019 increased $16.3 million, or 6.8%, and $33.4 million, or 7.1%, compared to the same periods in 2018. The increases were primarily related to increases in the average yields on loans, taxable securities and interest-bearing deposits combined with increases in the average volumes of loans, tax-exempt securities and taxable securities. The impact of these items were partly offset by increases in the average rates paid on interest-bearing deposits and other borrowed funds and decreases in the average volume of interest bearing deposits (primarily excess reserves held in an interest-bearing account at the Federal Reserve). See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.
The provision for loan losses for the three and six months ended June 30, 2019 totaled $6.4 million and $17.4 million compared to $8.3 million and $15.2 million for the same periods in 2018. See the analysis of the provision for loan losses included in the section captioned “Allowance for Loan Losses” included elsewhere in this discussion.
Non-interest income for the three and six months ended June 30, 2019 decreased $4.0 million, or 7.7%, and $1.0 million, or 0.9%, compared to the same periods in 2018. The decrease during the three months ended June 30, 2019 was primarily due to decreases in other non-interest income, other charges, commissions and fees and insurance commissions and fees partly offset by increases in service charges on deposit accounts and interchange and debit card transaction fees. The decrease during the six months ended June 30, 2019 was primarily due to decreases in other non-interest income, and other charges, commissions and fees partly offset by increases in insurance commissions and fees, service charges on deposit accounts and interchange and debit card transaction fees. The decreases in other non-interest income during the three and six months ended June 30, 2019 were primarily related to decreases in sundry and other miscellaneous income, gains on the sale of foreclosed and other assets, public finance underwriting fees and income from customer derivative and trading activities. The decreases in other charges, commissions and fees during the three and six months ended June 30, 2019 were primarily related to decreases in income from capital markets advisory services and processing fees partly offset by increases in letter of credit fees. The decrease in insurance commissions and fees during the three months ended June 30, 2019 was primarily related to a decrease in business volumes and a decrease in contingent income. The increase in insurance commission and fees during the six months ended June 30, 2019 was primarily related to increased business volumes and market rates partly offset by a decrease in contingent income. The increase in service charges on deposit accounts during 2019 was primarily related to an increase in overdraft/insufficient funds charges on consumer and commercial accounts partly offset by a decrease in commercial service charges. The increase in interchange and debit card transaction fees during 2019 was primarily related to increased transaction volumes. See the analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for the three and six months ended June 30, 2019 increased $11.4 million, or 7.2%, and $15.6 million, or 4.8%, compared to the same periods in 2018. The increases were primarily related to increases in salaries and wages, employee benefits, other non-interest expense, technology, furniture and equipment expense and net occupancy expense partly offset by decreases in deposit insurance expense. The increases in salaries and wages during 2019 were primarily due to an increase in the number of employees and normal annual merit and market increases, as well as increases in incentive compensation and stock compensation. The increases in employee benefits were primarily related to increases in medical benefits expense, expenses related to our defined benefit retirement plans, expenses related to our 401(k) plan and payroll taxes. The increases in other non-interest expense during the three and six months ended June 30, 2019 compared to the same periods in 2018 were primarily related to increases in advertising/promotions expense and travel, meals and entertainment expense partly offset by decreases in donations expense and sundry and other miscellaneous expense. The increase in other non-interest expense during the three months ended June 30, 2019 also included an increase in professional services expense. The increases in technology, furniture and equipment expense during 2019 were primarily related to increases in software maintenance, software amortization and depreciation. The increases in net occupancy expense during 2019 were primarily related to increases in lease expense, depreciation on leasehold improvements and repairs and maintenance/service contracts expense partly offset by decreases in property taxes. The decreases in deposit insurance expense during 2019 were primarily related to the termination of the quarterly Deposit Insurance Fund surcharge in the fourth quarter of 2018. See the analysis of these categories of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.
Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $10.1 million and $28.7 million during the three and six months ended June 30, 2019 compared to $10.6 million and $26.7 million during the three and six months ended June 30, 2018. The decrease during the three months ended June 30, 2019 was primarily related to a decrease in business volumes and a decrease in contingent income. The increase during the six months ended June 30, 2019 was primarily related to increased business volumes and market rates partly offset by a decrease in contingent income. The decrease in contingent income during 2019 was primarily due to decreases in performance related contingent income related to lower growth within the portfolio partly offset by the impact of improvement in the loss performance of insurance policies previously placed. See the analysis of insurance commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Frost Wealth Advisors
Net income for the three and six months ended June 30, 2019 decreased $1.0 million, or 17.0%, and $238 thousand, or 2.1%, compared to the same periods in 2018. The decreases were primarily related to increases in non-interest expense (up $2.9 million and $4.2 million, respectively) partly offset by increases in non-interest income (up $1.6 million and $3.9 million, respectively).
Non-interest income for the three and six months ended June 30, 2019 increased $1.6 million, or 4.8%, and $3.9 million, or 5.7%, compared to the same periods in 2018. The increases were primarily related to increases in trust and investment management fees and other charges, commissions and fees. Trust and investment management fee income is the most significant income component for Frost Wealth Advisors. Investment fees are the most significant component of trust and investment management fees, making up approximately 82.2% of total trust and investment management fees for the first six months of 2019. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. The increases in trust and investment management fees during the three and six months ended June 30, 2019 compared to the same periods in 2018 were primarily the result of increases in trust investment fees due to higher average equity valuations and an increase in the number of accounts. The increases in other charges, commissions and fees during the three and six months ended June 30, 2019 were primarily due to increases in income from the sale of money market accounts and life insurance partly offset by decreases in income from the sale of mutual funds and annuities and brokerage commissions. See the analysis of trust and investment management fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for the three and six months ended June 30, 2019 increased $2.9 million, or 10.8%, and $4.2 million, or 7.7%, compared to the same periods in 2018. The increases were primarily related to increases in other non-interest expense, salaries and wages and net occupancy expense. The increases in other non-interest expense during 2019 were primarily due to increases in platform fees related to investment services, professional service expense and travel, meals and entertainment expense, among other things, partly offset by decreases in outside computer services, among other things. The increases in salaries and wages during 2019 were primarily due to an increase in the number of employees and normal annual merit and market increases, as well as increases in incentive compensation. The increases in net occupancy expense during 2019 were partly related to increases in lease expense and lease overhead allocations.
Non-Banks
The Non-Banks operating segment had net losses of $4.2 million and $7.0 million during the three and six months ended June 30, 2019, respectively, compared to net losses of $3.8 million and $6.6 million during the same periods in 2018. The increased net losses for the three and six months ended June 30, 2019 were primarily due to increases in net interest expense due to increases in the interest rate paid on our long-term borrowings and increases in other non-interest expense partly offset by decreases in salaries and wages compared to the same periods in 2018.
Income Taxes
We recognized income tax expense of $14.9 million and $28.8 million, for an effective tax rate of 11.8% and 11.2% for the three and six months ended June 30, 2019 compared to $13.8 million and $25.0 million, for an effective tax rate of 11.1% and 10.3% for the three and six months ended June 30, 2018. The effective income tax rates differed from the U.S. statutory federal income tax rates of 21% during 2019 and 2018 primarily due to the effect of tax-exempt income from loans, securities and life insurance policies and the income tax effects associated with stock-based compensation.
Average Balance Sheet
Average assets totaled $31.4 billion for the six months ended June 30, 2019 representing an increase of $450.5 million, or 1.5%, compared to average assets for the same period in 2018. Earning assets increased $211.1 million, or 0.7%, during the first six months of 2019 compared to the same period in 2018. The increase in earning assets was primarily related to an $874.4 million increase in average loans, a $630.6 million increase in average taxable securities and a $533.5 million increase in average tax-exempt securities mostly offset by a $1.8 billion decrease in average interest-bearing deposits, federal funds sold and resell agreements. Average premises and equipment increased $244.8 million, or 46.4%, primarily resulting from the adoption of a new accounting standard which required the recognition of our operating leases on our balance sheet (See Note 1 - Significant Accounting Policies in the accompanying Notes to Financial Statements). Average deposits decreased $195.9 million, or 0.7%, during the first six months of 2019 compared to the same period in 2018. The decrease included a $629.5 million decrease in non-interest bearing deposits partly offset by a $433.6 million increase in interest-bearing deposit accounts. Average non-interest bearing deposits made up 39.0% and 41.1% of average total deposits during the first six months of 2019 and 2018, respectively.
Loans
Loans were as follows as of the dates indicated:

	June 30, 2019	Percentage of Total	December 31, 2018	Percentage of Total
Commercial and industrial	$5,380,487	37.2%	$5,111,957	36.3%
Energy:
Production	1,197,717	8.3	1,309,314	9.3
Service	173,473	1.2	168,775	1.2
Other	110,159	0.7	124,509	0.9
Total energy	1,481,349	10.2	1,602,598	11.4
Commercial real estate:
Commercial mortgages	4,291,781	29.7	4,121,966	29.2
Construction	1,323,040	9.2	1,267,717	9.0
Land	299,435	2.1	306,755	2.2
Total commercial real estate	5,914,256	41.0	5,696,438	40.4
Consumer real estate:
Home equity loans	356,754	2.5	353,924	2.5
Home equity lines of credit	349,061	2.4	337,168	2.4
Other	453,083	3.1	427,898	3.0
Total consumer real estate	1,158,898	8.0	1,118,990	7.9
Total real estate	7,073,154	49.0	6,815,428	48.3
Consumer and other	524,159	3.6	569,750	4.0
Total loans	$14,459,149	100.0%	$14,099,733	100.0%

Loans increased $359.4 million, or 2.5%, compared to December 31, 2018. The majority of our loan portfolio is comprised of commercial and industrial loans, energy loans and real estate loans. Commercial and industrial loans made up 37.2% and 36.3% of total loans at June 30, 2019 and December 31, 2018, respectively, while energy loans made up 10.2% and 11.4% of total loans, respectively, and real estate loans made up 49.0% and 48.3% of total loans, respectively, at those dates. Real estate loans include both commercial and consumer balances. Selected details related to our loan portfolio segments are presented below. Refer to our 2018 Form 10-K for a more detailed discussion of our loan origination and risk management processes.
Commercial and industrial. Commercial and industrial loans increased $268.5 million, or 5.3%, during the first six months of 2019. Our commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with our loan policy guidelines. The commercial and industrial loan portfolio also includes commercial leases and purchased shared national credits ("SNC"s).
Energy. Energy loans include loans to entities and individuals that are engaged in various energy-related activities including (i) the development and production of oil or natural gas, (ii) providing oil and gas field servicing, (iii) providing energy-related transportation services (iv) providing equipment to support oil and gas drilling (v) refining petrochemicals, or (vi) trading oil, gas and related commodities. Energy loans decreased $121.2 million, or 7.6%, during the first six months of 2019 compared to December 31, 2018. The average loan size, the significance of the portfolio and the specialized nature of the energy industry requires a highly prescriptive underwriting policy. Exceptions to this policy are rarely granted. Due to the large borrowing requirements of this customer base, the energy loan portfolio includes participations and SNCs.
Purchased Shared National Credits. Purchased shared national credits are participations purchased from upstream financial organizations and tend to be larger in size than our originated portfolio. Our purchased SNC portfolio totaled $832.5 million at June 30, 2019, increasing $75.0 million, or 9.9%, from $757.5 million at December 31, 2018. At June 30, 2019, 46.4% of outstanding purchased SNCs were related to the energy industry and 17.8% related to the construction industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the energy and commercial and industrial portfolio, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of our customers. As a matter of policy, we generally only participate in SNCs for companies headquartered in or which have significant operations within our market areas. In addition, we must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.
Commercial Real Estate. Commercial real estate loans totaled $5.9 billion at June 30, 2019, increasing $217.8 million, or 3.8%, compared to $5.7 billion at December 31, 2018. At such dates, commercial real estate loans represented 83.6% of total real estate loans. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan. At June 30, 2019, approximately 49% of the outstanding principal balance of our commercial real estate loans were secured by owner-occupied properties.
Consumer Real Estate and Other Consumer Loans. The consumer loan portfolio, including all consumer real estate and consumer installment loans, totaled $1.7 billion at both June 30, 2019 and December 31, 2018. Consumer real estate loans increased $39.9 million, or 3.6%, from December 31, 2018. Combined, home equity loans and lines of credit made up 60.9% and 61.8% of the consumer real estate loan total at June 30, 2019 and December 31, 2018, respectively. We offer home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans. In general, we do not originate 1-4 family mortgage loans; however, from time to time, we may invest in such loans to meet the needs of our customers or for other regulatory compliance purposes. Consumer and other loans decreased $45.6 million, or 8.0%, from December 31, 2018. The consumer and other loan portfolio primarily consists of automobile loans, overdrafts, unsecured revolving credit products, personal loans secured by cash and cash equivalents and other similar types of credit facilities.

Non-Performing Assets
Non-performing assets and accruing past due loans are presented in the table below. Troubled debt restructurings on non-accrual status are reported as non-accrual loans. Troubled debt restructurings on accrual status are reported separately.

	June 30, 2019	December 31, 2018
Non-accrual loans:
Commercial and industrial	$18,768	$9,239
Energy	40,228	46,932
Commercial real estate:
Buildings, land and other	10,437	15,268
Construction	—	—
Consumer real estate	669	892
Consumer and other	1,419	1,408
Total non-accrual loans	71,521	73,739
Restructured loans	3,973	—
Foreclosed assets:
Real estate	907	1,175
Other	—	—
Total foreclosed assets	907	1,175
Total non-performing assets	$76,401	$74,914

Ratio of non-performing assets to:
Total loans and foreclosed assets	0.53%	0.53%
Total assets	0.24	0.23
Accruing past due loans:
30 to 89 days past due	$71,411	$59,595
90 or more days past due	15,647	20,468
Total accruing past due loans	$87,058	$80,063
Ratio of accruing past due loans to total loans:
30 to 89 days past due	0.49%	0.42%
90 or more days past due	0.11	0.15
Total accruing past due loans	0.60%	0.57%
Non-performing assets include non-accrual loans, troubled debt restructurings and foreclosed assets. Non-performing assets at June 30, 2019 increased $1.5 million from December 31, 2018 reflecting increases in non-accrual commercial and industrial loans and restructured loans partly offset by decreases in non-accrual energy loans and commercial real estate loans. There were no non-accrual commercial and industrial loans in excess of $5.0 million at June 30, 2019 or December 31, 2018. Non-accrual energy loans included one credit relationship in excess of $5 million totaling $34.4 million at June 30, 2019. This credit relationship was previously reported as non-accrual with an aggregate balance of $37.6 million at December 31, 2018. Non-accrual energy loans included one other credit relationship in excess of $5 million totaling $6.4 million at December 31, 2018. Non-accrual real estate loans primarily consist of land development, 1-4 family residential construction credit relationships and loans secured by office buildings and religious facilities. There were no non-accrual commercial real estate loans in excess of $5.0 million at June 30, 2019. Non-accrual commercial real estate loans included one relationship in excess of $5.0 million totaling $12.2 million at December 31, 2018.
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
Restructured loans totaled $4.0 million at June 30, 2019 and consisted of four notes related to a single credit relationship primarily related to commercial real estate. There were no restructured loans at December 31, 2018.
Foreclosed assets represent property acquired as the result of borrower defaults on loans. Foreclosed assets are recorded at estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for loan losses. Regulatory guidelines require us to reevaluate the fair value of foreclosed assets on at least an annual basis. Our policy is to comply with the regulatory guidelines. Write-downs are provided for subsequent declines in value and are included in other non-interest expense along with other expenses related to maintaining the properties. There were no write-downs of foreclosed assets during the six months ended June 30, 2019 while write-downs of foreclosed assets totaled $473 thousand during the six months ended June 30, 2018.
Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At June 30, 2019 and December 31, 2018, we had $56.9 million and $63.4 million in loans of this type which are not included in any one of the non-accrual, restructured or 90 days past due loan categories. At June 30, 2019, potential problem loans consisted of eight credit relationships. Of the total outstanding balance at June 30, 2019, 32.0% was related to the restaurant industry, 26.1% was related to the leasing industry and 21.4% was related to the energy industry. Weakness in these organizations’ operating performance and financial condition, among other factors, have caused us to heighten the attention given to these credits.
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
The table below provides, as of the dates indicated, an allocation of the allowance for loan losses by loan type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	June 30, 2019	December 31, 2018
Commercial and industrial	$57,714	$48,580
Energy	25,818	29,052
Commercial real estate	35,914	38,777
Consumer real estate	5,637	6,103
Consumer and other	9,846	9,620
Total	$134,929	$132,132
The reserve allocated to commercial and industrial loans at June 30, 2019 increased $9.1 million compared to December 31, 2018. The increase was primarily due to increases in historical valuation allowances and specific valuation allowances partly offset by a decrease in macroeconomic valuation allowances. Historical valuation allowances increased $6.3 million from $25.4 million at December 31, 2018 to $31.7 million at June 30, 2019. The increase was primarily related to an increase in the volume of classified loans graded as "substandard - accrual" (risk grade 11) as well as non-classified loans graded "watch" (risk grade 9) combined with increases in the historical loss allocation factors applied to these loan grades. Classified loans consist of loans having a risk grade of 11, 12 or 13. Classified commercial and industrial loans totaled $112.9 million at June 30, 2019 compared to $78.9 million at December 31, 2018. The weighted-average risk grade of commercial and industrial loans was 6.37 at June 30, 2019 compared to 6.30 at December 31, 2018. Commercial loan net charge-offs totaled $4.4 million during the first six months of 2019 compared to $11.2 million during the first six months of 2018. Charge-offs in 2018 included $8.2 million related to two credit relationships. Specific valuation allowances for commercial and industrial loans increased $3.7 million from $2.6 million at December 31, 2018 to $6.3 million at June 30, 2019. The increase was mostly related to new specific valuation allowances totaling $3.8 million on three credit relationships which had an aggregate outstanding balance totaling $9.8 million at June 30, 2019. Macroeconomic valuation allowances for commercial and industrial loans decreased $1.1 million from $10.6 million at December 31, 2018 to $9.5 million at June 30, 2019. The decrease was primarily related to a decrease in the general macroeconomic risk allocation (down $1.1 million), as further discussed below. General valuation allowances for commercial and industrial loans did not significantly fluctuate, increasing $165 thousand from $10.1 million at December 31, 2018 to $10.2 million at June 30, 2019.
The reserve allocated to energy loans at June 30, 2019 decreased $3.2 million compared to December 31, 2018. As a result, reserves allocated to energy loans as a percentage of total energy loans totaled 1.74% at June 30, 2019 compared to 1.81% at

December 31, 2018. This decrease was primarily related to decreases in general valuation allowances, macroeconomic valuation allowances and historical valuation allowances. General valuation allowances for energy loans decreased $1.5 million from $6.0 million at December 31, 2018 to $4.5 million at June 30, 2019. The decrease was primarily related to decreases in the allocations for highly-leveraged transactions and excessive industry concentrations partly offset by a decrease in the adjustment for recoveries. Macroeconomic valuation allowances related to energy loans decreased $1.1 million from $3.7 million at December 31, 2018 to $2.5 million at June 30, 2019, due to a decrease in the environmental risk adjustment (down $695 thousand), as a result of decreases in the environmental adjustment factor and the historical loss valuation allowances to which the environmental risk adjustment factor is applied, and a decrease in the general macroeconomic risk allocation (down $452 thousand), as further discussed below. Historical valuation allowances decreased $610 thousand from $9.7 million at December 31, 2018 to $9.1 million at June 30, 2019. The decrease was partly related to decreases in the historical loss allocation factors for both non-classified energy loans and classified energy loans. The decrease was also partly related to decreases in the volume of non-classified energy loans graded as "pass"(risk grades below 9) (down $146.1 million) and "special mention" (risk grade 10) (down $40.9 million) partly offset by increases in the volume of non-classified energy loans graded as "watch" (risk grade 9) (up $46.6 million) and classified energy loans graded as "substandard - accrual" (risk grade 11) (up $25.9 million). Total classified energy loans increased $19.2 million from $72.4 million at December 31, 2018 to $91.6 million at June 30, 2019. The weighted-average risk grade of energy loans increased to 6.35 at June 30, 2019 from 6.22 at December 31, 2018. Specific valuation allowances for energy loans totaled $9.7 million at June 30, 2019 and related to a single credit relationship totaling $33.9 million while specific valuation allowances for energy loans totaled $9.7 million at December 31, 2018 and related to four credit relationships totaling $39.9 million. We had net charge-offs of energy loans totaling $1.9 million during the six months ended June 30, 2019 compared to net charge-offs of $4.9 million during the same period in 2018.
The reserve allocated to commercial real estate loans at June 30, 2019 decreased $2.9 million compared to December 31, 2018. The decrease was primarily related to decreases in macroeconomic valuation allowances and specific valuation allowances. Macroeconomic valuation allowances decreased $1.6 million from $11.0 million at December 31, 2018 to $9.4 million at June 30, 2019. The decrease was primarily related to a decrease in the general macroeconomic risk allocation (down $1.1 million), as further discussed below, and a decrease in the environmental risk adjustment (down $457 thousand), primarily resulting from a decrease in the environmental risk adjustment factor. Specific valuation allowances for commercial real estate loans totaled $1.4 million at June 30, 2019 decreasing $1.2 million from $2.6 million at December 31, 2018. Specific valuation allowances at December 31, 2018 primarily related to a single credit relationship totaling $12.2 million. This relationship was sold during the second quarter of 2019. We recognized net charge-offs totaling $266 thousand in connection with the sale. Specific valuation allowances for commercial real estate loans at June 30, 2019 related to two credit relationships totaling $4.8 million. Historical valuation allowances related to commercial real estate loans increased $162 thousand from $20.8 million at December 31, 2018 to $21.0 million at June 30, 2019. Classified commercial real estate loans decreased $19.7 million from $118.3 million at December 31, 2018 to $98.6 million at June 30, 2019 while non-classified commercial real estate loans increased $237.5 million from $5.6 billion at December 31, 2018 to $5.8 billion at June 30, 2019. The weighted-average risk grade of commercial real estate loans was 7.03 and 7.05 at June 30, 2019 and December 31, 2018, respectively. General valuation allowances for commercial real estate loans decreased $261 thousand from $4.4 million at December 31, 2018 to $4.1 million at June 30, 2019.
The reserve allocated to consumer real estate loans at June 30, 2019 decreased $466 thousand compared to December 31, 2018. This decrease was primarily due to a $286 thousand decrease in macroeconomic valuation allowances, as further discussed below, and a $111 thousand decrease in general valuation allowances, which was primarily related to a decrease in the allocation for loans not reviewed by concurrence partly offset by a decrease in the adjustment for recoveries.
The reserve allocated to consumer and other loans at June 30, 2019 increased $226 thousand compared to December 31, 2018. The increase was primarily related to a $747 thousand increase in historical valuation allowances primarily due to an increase in the historical loss allocation factor. This increase was partly offset by a decrease in general valuation allowances (down $384 thousand), primarily related to a decrease in the allocation for loans not reviewed by concurrence and an increase in the adjustment for recoveries, and a decrease in macroeconomic valuation allowances (down $149 thousand), primarily related to a decrease in the general macroeconomic risk allocation, as further discussed below.
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

Activity in the allowance for loan losses is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance at beginning of period	$136,350	$149,885	$132,132	$155,364
Provision for loan losses	6,400	8,251	17,403	15,196
Charge-offs:
Commercial and industrial	(3,389)	(4,153)	(6,077)	(13,405)
Energy	(2,000)	(2,689)	(2,000)	(5,539)
Commercial real estate	(557)	(614)	(617)	(619)
Consumer real estate	(601)	(482)	(2,379)	(1,201)
Consumer and other	(5,103)	(3,994)	(10,800)	(7,966)
Total charge-offs	(11,650)	(11,932)	(21,873)	(28,730)
Recoveries:
Commercial and industrial	935	605	1,685	2,182
Energy	29	613	76	614
Commercial real estate	29	218	119	306
Consumer real estate	315	318	404	511
Consumer and other	2,521	2,268	4,983	4,783
Total recoveries	3,829	4,022	7,267	8,396
Net charge-offs	(7,821)	(7,910)	(14,606)	(20,334)
Balance at end of period	$134,929	$150,226	$134,929	$150,226

Ratio of allowance for loan losses to:
Total loans	0.93%	1.10%	0.93%	1.10%
Non-accrual loans	188.66	126.05	188.66	126.05
Ratio of annualized net charge-offs to average total loans	0.22	0.23	0.21	0.31
The provision for loan losses increased $2.2 million, or 14.5%, during the six months ended June 30, 2019 compared to the same period in 2018. The provision for loan losses during the six months ended June 30, 2019 primarily reflects the level of net charge-offs and specific valuation allowances as well as the impact of an increase in classified loans and the overall growth in the loan portfolio since December 31, 2018. Net charge-offs totaled $14.6 million for the six months ended June 30, 2019 compared to $20.3 million for the same period in 2018. Specific valuation allowances totaled $18.8 million at June 30, 2019 compared to $16.2 million at December 31, 2018 and $24.7 million at June 30, 2018. Classified energy, commercial and industrial and commercial real estate loans totaled $303.0 million at June 30, 2019 compared to $269.6 million at December 31, 2018 and $324.9 million at June 30, 2018. The overall weighted-average risk grade of our energy, commercial and industrial and commercial real estate loan portfolios was 6.68 at June 30, 2019 compared to 6.63 at December 31, 2018 and 6.71 at June 30, 2018.
The ratio of the allowance for loan losses to total loans was 0.93% at June 30, 2019 compared to 0.94% at December 31, 2018. Management believes the recorded amount of the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, our estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.
Capital and Liquidity
Capital. Shareholders’ equity totaled $3.7 billion at June 30, 2019 and $3.4 billion December 31, 2018. In addition to net income of $228.1 million, other sources of capital during the six months ended June 30, 2019 included other comprehensive income, net of tax, of $283.0 million; $8.0 million related to stock-based compensation and $7.8 million in proceeds from stock option exercises. Uses of capital during the six months ended June 30, 2019 included $91.5 million of dividends paid on preferred and common stock, $50.5 million of treasury stock purchases and $12.6 million related to the cumulative effect of a new accounting principle adopted during the first quarter of 2019. See Note 1 - Significant Accounting Policies.
The accumulated other comprehensive income/loss component of shareholders’ equity totaled a net, after-tax, unrealized gain of $219.4 million at June 30, 2019 compared to a net, after-tax, unrealized loss of $63.6 million at December 31, 2018. The change was primarily due to a $281.3 million net, after-tax, change in the net unrealized gain/loss on securities available for sale.

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
We paid a quarterly dividend of $0.67 and $0.71 per common share during the first and second quarters of 2019, respectively, and a quarterly dividend of $0.57 and $0.67 per common share during the first and second quarters of 2018, respectively. This equates to a common stock dividend payout ratio of 39.0% and 37.2% during the first six months of 2019 and 2018, respectively. Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our capital stock may be impacted by certain restrictions described in Note 7 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.
Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On October 24, 2017, our board of directors authorized a $150.0 million stock repurchase program, allowing us to repurchase shares of our common stock over a two-year period from time to time at various prices in the open market or through private transactions. We repurchased 496,307 shares under this plan at a total cost of $50.0 million during the second quarter of 2019 while we repurchased 1,027,292 shares at a total cost of $100.0 million during the fourth quarter of 2018. On July 24, 2019, our board of directors authorized a $100.0 million stock repurchase program, allowing us to repurchase shares of our common stock over a one-year period from time to time at various prices in the open market or through private transactions. See Note 7 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements and Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds, each included elsewhere in this report.
Liquidity. As more fully discussed in our 2018 Form 10-K, our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of June 30, 2019, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations.
Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 7 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At June 30, 2019, Cullen/Frost had liquid assets, including cash and resell agreements, totaling $221.9 million.
Accounting Standards Updates
See Note 17 - Accounting Standards Updates in the accompanying notes to consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on our financial statements.

Consolidated Average Balance Sheets and Interest Income Analysis - Quarter To Date
(Dollars in thousands - taxable-equivalent basis)

	June 30, 2019			June 30, 2018
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$1,171,139	$7,828	2.64%	$2,885,455	$13,917	1.93%
Federal funds sold and resell agreements	245,554	1,541	2.48	296,335	1,415	1.92
Securities:
Taxable	5,082,573	30,324	2.40	4,197,627	21,188	2.01
Tax-exempt	8,239,595	81,536	4.06	7,730,597	79,278	4.10
Total securities	13,322,168	111,860	3.42	11,928,224	100,466	3.36
Loans, net of unearned discounts	14,375,154	191,228	5.34	13,536,590	165,414	4.90
Total Earning Assets and Average Rate Earned	29,114,015	312,457	4.33	28,646,604	281,212	3.93
Cash and due from banks	484,085			476,212
Allowance for loan losses	(138,349)			(150,551)
Premises and equipment, net	809,088			531,410
Accrued interest and other assets	1,222,246			1,254,506
Total Assets	$31,491,085			$30,758,181

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$9,640,935			$10,062,771
Correspondent banks	201,779			190,879
Public funds	304,897			374,817
Total non-interest-bearing demand deposits	10,147,611			10,628,467
Interest-bearing deposits:
Private accounts
Savings and interest checking	6,774,143	1,364	0.08	6,687,540	1,304	0.08
Money market deposit accounts	7,588,056	19,529	1.03	7,577,963	14,023	0.74
Time accounts	969,668	4,021	1.66	787,450	1,290	0.66
Public funds	513,272	1,930	1.51	387,141	958	0.99
Total interest-bearing deposits	15,845,139	26,844	0.68	15,440,094	17,575	0.46
Total deposits	25,992,750			26,068,561
Federal funds purchased and repurchase agreements	1,242,246	5,220	1.69	1,019,961	631	0.25
Junior subordinated deferrable interest debentures	136,265	1,478	4.34	136,208	1,311	3.85
Subordinated notes payable and other notes	98,772	1,164	4.71	98,615	1,164	4.72
Total Interest-Bearing Funds and Average Rate Paid	17,322,422	34,706	0.80	16,694,878	20,681	0.50
Accrued interest and other liabilities	388,680			164,995
Total Liabilities	27,858,713			27,488,340
Shareholders’ Equity	3,632,372			3,269,841
Total Liabilities and Shareholders’ Equity	$31,491,085			$30,758,181
Net interest income		$277,751			$260,531
Net interest spread			3.53%			3.43%
Net interest income to total average earning assets			3.85%			3.64%
For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 21% tax rate (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis - Year To Date
(Dollars in thousands - taxable-equivalent basis)

	June 30, 2019			June 30, 2018
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$1,448,520	$18,467	2.54%	$3,281,979	$28,011	1.72%
Federal funds sold and resell agreements	247,738	3,129	2.51	241,610	2,176	1.82
Securities:
Taxable	4,813,190	55,003	2.30	4,182,596	41,746	2.00
Tax-exempt	8,234,541	164,011	4.05	7,701,055	157,612	4.11
Total securities	13,047,731	219,014	3.40	11,883,651	199,358	3.36
Loans, net of unearned discounts	14,290,642	377,878	5.33	13,416,282	317,781	4.78
Total Earning Assets and Average Rate Earned	29,034,631	618,488	4.30	28,823,522	547,326	3.82
Cash and due from banks	503,286			493,981
Allowance for loan losses	(136,011)			(153,518)
Premises and equipment, net	772,293			527,515
Accrued interest and other assets	1,216,706			1,248,863
Total Assets	$31,390,905			$30,940,363

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$9,637,530			$10,171,916
Correspondent banks	203,746			207,813
Public funds	328,551			419,585
Total non-interest-bearing demand deposits	10,169,827			10,799,314
Interest-bearing deposits:
Private accounts
Savings and interest checking	6,774,003	2,836	0.08	6,661,661	2,441	0.07
Money market deposit accounts	7,641,488	40,169	1.06	7,584,045	21,721	0.58
Time accounts	932,771	7,177	1.55	782,905	2,274	0.59
Public funds	533,730	3,836	1.45	419,773	1,777	0.85
Total interest-bearing deposits	15,881,992	54,018	0.69	15,448,384	28,213	0.37
Total deposits	26,051,819			26,247,698
Federal funds purchased and repurchase agreements	1,211,376	10,236	1.70	1,035,101	1,265	0.25
Junior subordinated deferrable interest debentures	136,258	2,976	4.37	136,200	2,453	3.60
Subordinated notes payable and other notes	98,752	2,328	4.71	98,596	2,328	4.72
Total Interest-Bearing Funds and Average Rate Paid	17,328,378	69,558	0.81	16,718,281	34,259	0.41
Accrued interest and other liabilities	355,551			160,089
Total Liabilities	27,853,756			27,677,684
Shareholders’ Equity	3,537,149			3,262,679
Total Liabilities and Shareholders’ Equity	$31,390,905			$30,940,363
Net interest income		$548,930			$513,067
Net interest spread			3.49%			3.41%
Net interest income to total average earning assets			3.82%			3.58%
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
For modeling purposes, as of June 30, 2019, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 0.4% and 1.7%, respectively, relative to the flat-rate case over the next 12 months, while 100 and 200 basis point ratable decreases in interest rates would result in negative variances in net interest income of 3.0% and 8.2%, respectively, relative to the flat-rate case over the next 12 months. The June 30, 2019 model simulations for increased interest rates were impacted by the assumption, for modeling purposes, that we will begin to pay interest on commercial demand deposits (those not already receiving an earnings credit rate) in the third quarter of 2019, as further discussed below. For modeling purposes, as of June 30, 2018, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 0.5% and 1.8%, respectively, relative to the flat-rate case over the next 12 months, while 100 and 200 basis point ratable decreases in interest rates would result in negative variances in net interest income of 3.2% and 8.6%, respectively, relative to the flat-rate case over the next 12 months. The June 30, 2018 model simulations for increased interest rates were impacted by the assumption, for modeling purposes, that we would begin to pay interest on commercial demand deposits (those not already receiving an earnings credit rate) in the third quarter of 2018, as further discussed below. The model simulations as of June 30, 2019 indicate that our balance sheet is in a similar asset sensitive position in comparison to our balance sheet as of June 30, 2018.
We do not currently pay interest on a significant portion of our commercial demand deposits. If we began to pay interest on commercial demand deposits (those not already receiving an earnings credit rate), our balance sheet would likely become less asset sensitive. Any interest rate that would ultimately be paid on these commercial demand deposits would likely depend upon a variety of factors, some of which are beyond our control. For modeling purposes, we have assumed an aggressive pricing structure with interest payments for commercial demand deposits (those not already receiving an earnings credit) beginning in the third quarters of 2018 and 2019, respectively, for each simulation. Should the actual interest rate paid on commercial demand deposits be less than the rate assumed in the model simulations, or should the interest rate paid for commercial demand deposits become an administered rate with less direct correlation to movements in general market interest rates, our balance sheet could be more asset sensitive than the model simulations might otherwise indicate.
As of June 30, 2019, the effects of a 200 basis point increase and a 200 basis point decrease in interest rates on our derivative holdings would not result in a significant variance in our net interest income.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases we made or were made on our behalf or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended June 30, 2019. Dollar amounts in thousands.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plan at the End of the Period
April 1, 2019 to April 30, 2019	150,708	$101.27	150,708	$50,000
May 1, 2019 to May 31, 2019	345,599	100.51	345,599	34,737
June 1, 2019 to June 30, 2019	—	—	—	—
Total	496,307	$100.74	496,307

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits
(a) Exhibits

Exhibit Number	Description
10.1+	Deferred Stock Unit Award Agreement with 13 Directors
31.1	Rule 13a-14(a) Certification of the Corporation's Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Corporation's Chief Financial Officer
32.1++	Section 1350 Certification of the Corporation's Chief Executive Officer
32.2++	Section 1350 Certification of the Corporation's Chief Financial Officer
101	Interactive Data File - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

+	Management contract or compensatory plan or arrangement.

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

Cullen/Frost Bankers, Inc.
(Registrant)

Date:	July 25, 2019	By:	/s/ Jerry Salinas
Jerry Salinas
Group Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer, Principal Financial
Officer and Principal Accounting Officer)