Form 10-K
period 2019-12-31
CULLEN/FROST BANKERS, INC.
filed 2020-02-04
CIK 39263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended:    December 31, 2019
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company,” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
As of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by non-affiliates, based upon the closing price per share of the registrant’s common stock as reported on The New York Stock Exchange, Inc., was approximately $5.6 billion.
As of January 29, 2020, there were 62,677,154 shares of the registrant’s common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2020 Annual Meeting of Shareholders of Cullen/Frost Bankers, Inc. to be held on April 29, 2020 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

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
The Corporation
Cullen/Frost Bankers, Inc., a Texas business corporation incorporated in 1977, is a financial holding company and a bank holding company headquartered in San Antonio, Texas that provides, through its subsidiaries, a broad array of products and services throughout numerous Texas markets. The terms “Cullen/Frost,” “the Corporation,” “we,” “us” and “our” mean Cullen/Frost Bankers, Inc. and its subsidiaries, when appropriate. We offer commercial and consumer banking services, as well as trust and investment management, insurance, brokerage, mutual funds, leasing, treasury management, capital markets advisory and item processing services. At December 31, 2019, Cullen/Frost had consolidated total assets of $34.0 billion and was one of the largest independent bank holding companies headquartered in the State of Texas.
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
We serve a wide variety of industries including, among others, energy, manufacturing, services, construction, retail, telecommunications, healthcare, military and transportation. Our customer base is similarly diverse. While our loan portfolio has a significant concentration of energy-related loans totaling approximately 11.2% of total loans at December 31, 2019, we are not dependent upon any single industry or customer.
Our operating objectives include expansion, diversification within our markets, growth of our fee-based income, and growth internally and through acquisitions of financial institutions, branches and financial services businesses. We generally seek merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services. From time to time, we evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Our ability to engage in certain merger or acquisition transactions, whether or not any regulatory approval is required, will be dependent upon our bank regulators’ views at the time as to the capital levels, quality of management and our overall condition and their assessment of a variety of other factors. Certain merger or acquisition transactions, including those involving the acquisition of a depository institution or the assumption of the deposits of any depository institution, require formal approval from various bank regulatory authorities, which will be subject to a variety of factors and considerations.
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
Cullen/Frost’s executive offices are located at 111 W. Houston Street, San Antonio, Texas 78205, and its telephone number is (210) 220-4011.

Subsidiaries of Cullen/Frost
Frost Bank
Frost Bank, the principal operating subsidiary and sole banking subsidiary of Cullen/Frost, is a Texas-chartered bank primarily engaged in the business of commercial and consumer banking through approximately 142 financial centers across Texas in the Austin, Corpus Christi, Dallas, Fort Worth, Houston, Permian Basin, Rio Grande Valley and San Antonio regions. Frost Bank also operates over 1,200 automated-teller machines (“ATMs”) throughout the State of Texas, approximately half of which are operated in connection with a branding arrangement to be the exclusive cash-machine provider for a convenience store chain in Texas. Frost Bank was originally chartered as a national banking association in 1899, but its origin can be traced to a mercantile partnership organized in 1868. At December 31, 2019, Frost Bank had consolidated total assets of $34.1 billion and total deposits of $27.7 billion and was one of the largest commercial banks headquartered in the State of Texas.
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

•
Correspondent Banking. Frost Bank acts as correspondent for approximately 184 financial institutions, which are primarily banks in Texas. These banks maintain deposits with Frost Bank, which offers them a full range of services including check clearing, transfer of funds, fixed income security services, and securities custody and clearance services.

•
Trust Services. Frost Bank provides a wide range of trust, investment, agency and custodial services for individual and corporate clients. These services include the administration of estates and personal trusts, as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations. At December 31, 2019, the estimated fair value of trust assets was $37.8 billion, including managed assets of $16.4 billion and custody assets of $21.4 billion.

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
Although the accounts of Trust II and WNB Trust are not included in our consolidated financial statements, the $120.0 million in trust preferred securities issued by Trust II and the $13.0 million in trust preferred securities issued by WNB Trust are included in the regulatory capital of Cullen/Frost during the reported periods. See the section captioned “Supervision and Regulation - Capital Requirements” for a discussion of the regulatory capital treatment of our trust preferred securities.
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
All member banks of the Federal Reserve System, including Frost Bank, are required to hold stock in the Federal Reserve System's Reserve Banks in an amount equal to six percent of their capital stock and surplus (half paid to acquire the stock with the remainder held as a cash reserve). Member banks do not have any control over the Federal Reserve System as a result of owning the stock and the stock cannot be sold or traded. The annual dividend rate for member banks with total assets in excess of $10 billion, including Frost Bank, is tied to 10-year U.S. Treasuries with the maximum dividend rate capped at six percent. The total amount of stock dividends that Frost Bank received from the Federal Reserve totaled $688 thousand in 2019, $1.0 million in 2018 and $807 thousand in 2017.
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
The BHC Act, the Bank Merger Act, the Texas Banking Code and other federal and state statutes regulate acquisitions of commercial banks and their parent holding companies. The BHC Act requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition by a bank holding company of more than 5.0% of the voting shares of a commercial bank or its parent holding company. Under the Bank Merger Act, the prior approval of the Federal Reserve Board or other appropriate bank regulatory authority is required for a member bank to merge with another bank or purchase substantially all of the assets or assume any deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the applicant's managerial and financial resources, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system (e.g., systemic risk), the applicant’s performance record under the Community Reinvestment Act (see the section captioned “Community Reinvestment Act” elsewhere in this item) and its compliance with fair housing and other consumer protection laws and the effectiveness of the subject organizations in combating money laundering activities.
Dividends and Stock Repurchases
The principal source of Cullen/Frost’s liquidity is dividends from Frost Bank. The prior approval of the Federal Reserve Board is required if the total of all dividends declared by a state-chartered member bank in any calendar year would exceed the sum of the bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus or to fund the retirement of preferred stock. Federal law also prohibits a state-chartered, member bank from paying dividends that would be greater than the bank’s undivided profits. Frost

Bank is also subject to limitations under Texas state law regarding the level of dividends that may be paid. Under the foregoing dividend restrictions, and while maintaining its “well capitalized” status, Frost Bank could pay aggregate dividends of approximately $682.9 million to Cullen/Frost, without obtaining affirmative governmental approvals, at December 31, 2019. This amount is not necessarily indicative of amounts that may be paid or available to be paid in future periods.
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
In July 2019, the federal bank regulators adopted final rules (the “Capital Simplifications Rules”) that, among other things, eliminated the standalone prior approval requirement in the Basel III Capital Rules for any repurchase of common stock. In certain circumstances, Cullen/Frost’s repurchases of its common stock may be subject to a prior approval or notice requirement under other regulations, policies or supervisory expectations of the Federal Reserve Board. Any redemption or repurchase of preferred stock or subordinated debt remains subject to the prior approval of the Federal Reserve Board.
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

Capital Requirements
Cullen/Frost and Frost Bank are each required to comply with applicable capital adequacy standards established by the Federal Reserve Board. In July 2013, the federal bank regulators approved final rules (the “Basel III Capital Rules”) implementing the Basel III framework set forth by the Basel Committee on Banking Supervision (the “Basel Committee”) as well as certain provisions of the Dodd-Frank Act.
Since fully phased in on January 1, 2019, the Basel III Capital Rules require Cullen/Frost and Frost Bank to maintain the following:

•
A minimum ratio of Common Equity Tier 1 (“CET1”) to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (resulting in a minimum ratio of CET1 to risk-weighted assets of 7.0%);

•	A minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (resulting in a minimum Tier 1 capital ratio of 8.5%);

•
A minimum ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (resulting in a minimum total capital ratio of 10.5%); and

•	A minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”). .
Banking institutions that fail to meet the effective minimum ratios once the capital conservation buffer is taken into account, as detailed above, will be subject to constraints on capital distributions, including dividends and share repurchases, and certain discretionary executive compensation. The severity of the constraints depends on the amount of the shortfall and the institution’s “eligible retained income” (that is, four quarter trailing net income, net of distributions and tax effects not reflected in net income).
The Basel III Capital Rules and the Capital Simplification Rules also provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that certain deferred tax assets and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 25% of CET1. Prior to the adoption of the Capital Simplification Rules in July 2019, amounts were deducted from CET1 to the extent that any one such category exceeded 10% of CET1 or all such items, in the aggregate, exceeded 15% of CET1. The Capital Simplification Rules took effect for Cullen/Frost and Frost Bank as of January 1, 2020. These limitations did not impact our regulatory capital during any of the reported periods.
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
The Basel III Capital Rules prescribe a standardized approach for risk weightings that expanded the risk-weighting categories from the general risk-based capital rules to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures (and higher percentages for certain other types of interests), and resulting in higher risk weights for a variety of asset categories. In November 2019, the federal banking agencies adopted a rule revising the scope of commercial real estate mortgages subject to a 150% risk weight.
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

Liquidity Requirements
The Basel III liquidity framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. Rules applicable to certain large banking organizations have been implemented for LCR and proposed for NSFR; however, based on our asset size, these rules do not currently apply to Cullen/Frost and Frost Bank.
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
Cullen/Frost believes that, as of December 31, 2019, its bank subsidiary, Frost Bank, was “well capitalized” based on the aforementioned ratios. For further information regarding the capital ratios and leverage ratio of Cullen/Frost and Frost Bank see the discussion under the section captioned “Capital and Liquidity” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 9 - Capital and Regulatory Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, elsewhere in this report.
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
Deposit Insurance
Substantially all of the deposits of Frost Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and Frost Bank is subject to deposit insurance assessments to maintain the DIF. Deposit insurance assessments are based on average total assets minus average tangible equity. For larger institutions, such as Frost Bank, the FDIC uses a performance score and a loss-severity score that are used to calculate an initial assessment rate. In calculating these scores, the FDIC uses a bank’s capital level and supervisory ratings and certain financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The FDIC has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations.
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

Enhanced Prudential Standards
The Federal Reserve Board is required to monitor emerging risks to financial stability and enact enhanced supervision and prudential standards applicable to large bank holding companies and certain non-bank covered companies designated as systemically important by the Financial Stability Oversight Council. The Dodd-Frank Act mandates that certain regulatory requirements applicable to these systemically important financial institutions be more stringent than those applicable to other financial institutions. In 2019, the Federal Reserve Board adopted new rules impacting certain capital and liquidity requirements and other enhanced prudential standards. The final rules assign all domestic bank holding companies with $100 billion or more in total consolidated assets to one of four categories of tailored regulatory requirements. Cullen/Frost and Frost Bank are generally not impacted by these rules. The enhanced prudential standards rules, as amended in 2019, require publicly traded bank holding companies with $50 billion or more in total consolidated assets to establish risk committees. Prior to the amendment, the requirement to establish a risk committee was applicable to publicly traded bank holding companies with $10 billion or more in consolidated assets. Cullen/Frost has established and currently maintains a risk committee.
The Volcker Rule
The so-called Volcker Rule under the Dodd-Frank Act restricts banks and their affiliates from engaging in proprietary trading and investing in and sponsoring hedge funds and private equity funds. The Volcker Rule, which became effective in July 2015 and the implementing regulations of which were amended in 2019 and are subject to further amendment expected in 2020, does not significantly impact the operations of Cullen/Frost and its subsidiaries, as we do not have any engagement in the businesses prohibited by the Volcker Rule.
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
In December 2019, the Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Comptroller of the Currency (“OCC”) jointly proposed rules that would significantly change existing CRA regulations. The proposed rules are intended to increase bank activity in low- and moderate-income communities where there is significant need for credit, more responsible lending, greater access to banking services, and improvements to critical infrastructure. The proposals change four key areas: (i) clarifying what activities qualify for CRA credit; (ii) updating where activities count for CRA credit; (iii) providing a more transparent and objective method for measuring CRA performance; and (iv) revising CRA-related data collection, record keeping, and reporting. However, the Federal Reserve Board has not joined the proposed rulemaking. As such, we will continue to evaluate the impact of any changes to the regulations implementing the CRA and their impact to our financial condition, results of operations, and/or liquidity.
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
In 2016, the U.S. financial regulators, including the Federal Reserve Board and the SEC, proposed revised rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets (including Cullen/Frost and Frost Bank), but these propose rules have not been finalized.
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
In February 2018, the SEC published interpretive guidance to assist public companies in preparing disclosures about cybersecurity risks and incidents. These SEC guidelines, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations.
State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states, including Texas, have also recently implemented or modified their data breach notification and data privacy requirements. We expect this trend of state-level activity in those areas to continue, and are continually monitoring developments in the states in which our customers are located.
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
During 2018, we experienced a data security incident that resulted in unauthorized access to a third-party lockbox software program used by certain of our commercial lockbox customers to store digital images. We stopped the identified unauthorized access and consulted with a leading cybersecurity firm. We reported the incident to, and cooperated with, law-enforcement authorities. We contacted each of the affected commercial customers and we supported them in taking appropriate actions. The identified incident did not impact other Frost systems. Out-of-pocket costs incurred related to this incident totaled $2.1 million and no further costs are expected with respect to this incident.
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
Employees
At December 31, 2019, we employed 4,659 full-time equivalent employees. None of our employees are represented by collective bargaining agreements. We believe our employee relations to be good.

Information About Our Executive Officers
The names, ages as of December 31, 2019, recent business experience and positions or offices held by each of the executive officers of Cullen/Frost are as follows:

Name and Position Held	Age	Recent Business Experience

Phillip D. Green Chairman of the Board, Chief Executive Officer and Director of Cullen/Frost	65
Officer of Frost Bank since July 1980. Group Executive Vice President, Chief Financial Officer of Cullen/Frost from October 1995 to January 2015. President of Cullen/Frost from January 2015 to March 2016. Chairman of the Board and Chief Executive Officer of Cullen/Frost since April 2016.

Patrick B. Frost Director of Cullen/Frost, President of Frost Bank, Group Executive Vice President, Frost Wealth Advisors of Frost Bank and President of Frost Insurance	59
Officer of Frost Bank since 1985. President of Frost Bank from August 1993 to present. Director of Cullen/Frost from May 1997 to present. Group Executive Vice President, Frost Wealth Advisors of Frost Bank from April 2016 to present. President of Frost Insurance since October 2014.

Jerry Salinas Group Executive Vice President, Chief Financial Officer of Cullen/Frost	61
Officer of Frost Bank since March 1986. Senior Executive Vice President, Treasurer of Cullen/Frost from 1997 to January 2015. Group Executive Vice President, Chief Financial Officer of Cullen/Frost since January 2015.

Annette Alonzo Group Executive Vice President, Chief Human Resources Officer of Frost Bank	51
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

Robert A. Berman Group Executive Vice President, Research and Strategy of Frost Bank	57	Officer of Frost Bank since January 1989. Group Executive Vice President, Research and Strategy of Frost Bank since May 2001.
Paul H. Bracher President of Cullen/Frost and Group Executive Vice President, Chief Banking Officer of Frost Bank	63
Officer of Frost Bank since January 1982. President, State Regions of Frost Bank from February 2001 to January 2015. Group Executive Vice President, Chief Banking Officer of Frost Bank from January 2015 to present. President of Cullen/Frost since April 2016.

William L. Perotti Group Executive Vice President, Chief Credit Officer of Frost Bank	62
Officer of Frost Bank since December 1982. Group Executive Vice President, Chief Credit Officer of Frost Bank from May 2001 to January 2015. Group Executive Vice President, Chief Risk Officer of Frost Bank from April 2005 to January 2019. Chief Credit Officer of Frost Bank since January 2019.

Carol Severyn Group Executive Vice President, Chief Risk Officer of Frost Bank	55
Officer of Frost Bank since December 1993. Executive Vice President and Auditor of Frost Bank from January 2004 to January 2019. Group Executive Vice President, Chief Risk Officer of Frost Bank since January 2019.

Jimmy Stead Group Executive Vice President, Chief Consumer Banking Officer of Frost Bank	44
Officer of Frost Bank since July 2001. Senior Vice President Electronic Commerce Operations of Frost Bank from October 2007 to December 2015, Executive Vice President, Electronic Commerce Operations of Frost Bank from January 2016 to January 2017. Group Executive Vice President, Chief Consumer Banking Officer of Frost Bank since January 2017.

James L. Waters Group Executive Vice President, General Counsel and Secretary of Cullen/Frost	53
Officer of Frost Bank since March 2018. Group Executive Vice President, General Counsel and Secretary of Cullen/Frost since March 2018. Prior to joining Frost, Mr. Waters was a partner at the law firm Haynes and Boone LLP.

Candace Wolfshohl Group Executive Vice President, Culture and People Development of Frost Bank	59
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
Risks Related To Our Business
We are Subject To Risk From Fluctuating Conditions In The Financial Markets and Economic and Political Conditions Generally
Our success depends, to a certain extent, upon local, national and global economic and political conditions, as well as governmental monetary policies. Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the markets where we operate, in the State of Texas and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by a decline in economic growth both in the U.S. and internationally; declines in business activity or investor or business confidence; limitations on the availability of or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, oil price volatility; natural disasters; trade policies and tariffs; or a combination of these or other factors. While recent economic conditions in the State of Texas, the United States and worldwide have seen improving trends, there can be no assurance that this improvement will continue. Economic pressure on consumers and uncertainty regarding continuing economic improvement could result in changes in consumer and business spending, borrowing and savings habits. Such conditions could have a material adverse effect on the credit quality of our loans and our business, financial condition and results of operations.
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

As of December 31, 2019, approximately 88.4% of our loan portfolio consisted of commercial and industrial, energy, construction and commercial real estate mortgage loans. These types of loans are generally viewed as having more risk of default and are typically larger than residential real estate loans or consumer loans. Because our loan portfolio contains a significant number of commercial and industrial, energy, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. Past increases in non-performing loans have resulted in a net loss of earnings from particular loans, an increase in the provision for loan losses and an increase in loan charge-offs, and these and future instances could have a material adverse effect on our business, financial condition and results of operations.
See the section captioned “Loans” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this report for further discussion related to commercial and industrial, energy, construction and commercial real estate loans.
We Are Subject To Interest Rate Risk
Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Open Market Committee. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, and (iii) the average duration of our mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Any substantial, unexpected, or prolonged change in market interest rates could have a material adverse effect on our business, financial condition and results of operations.
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
In particular, regulators, industry groups and certain committees (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fall-back language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., the Secured Overnight Financing Rate as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments. At this time, it is not possible to predict whether these specific recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments.
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
In addition, the adoption of Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” as amended, on January 1, 2020 will impact our methodology for estimating the allowance for loan losses. See Note 20 - Accounting Standards Updates in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data elsewhere in this report.
Our Profitability Depends Significantly On Economic Conditions In The State Of Texas
Our success depends primarily on the general economic conditions of the State of Texas and the specific local markets in which we operate. Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers across Texas through financial centers in the Austin, Corpus Christi, Dallas, Fort Worth, Houston, Permian Basin, Rio Grande Valley and San Antonio regions. The local economic conditions in these areas have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. Moreover, approximately 99.7% of the securities in our municipal bond portfolio were issued by political subdivisions or agencies within the State of Texas. A significant decline in general economic conditions in Texas, whether caused by recession, inflation, unemployment, changes or prolonged stagnation in oil prices, changes in securities markets, acts of terrorism, outbreak of hostilities or other international or domestic occurrences or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our business, financial condition and results of operations.
We Are Subject To Volatility Risk In Crude Oil Prices
As of December 31, 2019, energy loans comprised approximately 11.2% of our loan portfolio. Furthermore, energy production and related industries represent a large part of the economies in some of our primary markets. In recent years, actions by certain members of the Organization of Petroleum Exporting Countries (“OPEC”) impacting crude oil production levels have led to increased global oil supplies which has resulted in significant declines in market oil prices. Decreased market oil prices compressed margins for many U.S. and Texas-based oil producers, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others. The price per barrel of crude oil was approximately $61 at December 31, 2019 up from $45 at December 31, 2018. We have experienced increased losses within our energy portfolio in recent years as a result of oil price volatility, relative to our historical experience. Though oil prices have increased during 2019, future oil price volatility could have a negative impact on the U.S. economy and, in particular, the economies of energy-dominant states such as Texas and, accordingly, could have a material adverse effect on our business, financial condition and results of operations.
We Are Subject to Risk Arising From Conditions In The Commercial Real Estate Market
As of December 31, 2019, commercial real estate mortgage loans comprised approximately 31.1% of our loan portfolio. Commercial real estate mortgage loans generally involve a greater degree of credit risk than residential real estate mortgage loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulations. In recent years, commercial real estate markets have been experiencing substantial growth, and increased competitive pressures have contributed significantly to historically low capitalization rates and rising property values. Commercial real estate prices, according to many U.S. commercial real estate indices, are currently above the 2007 peak levels that contributed to the financial crisis. Accordingly, the federal banking regulatory agencies have expressed concerns about weaknesses in the current commercial real estate market. Our failure to have adequate risk management policies, procedures and controls could adversely affect our ability to increase this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which, accordingly, could have a material adverse effect on our business, financial condition and results of operations.
We Are Subject to Risk Arising From The Soundness Of Other Financial Institutions
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
We Operate In A Highly Competitive Industry and Market Area
We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources than us. Such competitors primarily include national, regional, and community banks within the various markets where we operate. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation.
Also, technology and other changes have lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks. In particular, the activity of financial technology companies (“fintechs”) has grown significantly over recent years and is expected to continue to grow. Fintechs have and may continue to offer bank or bank-like products and a number of fintechs have applied for bank or industrial loan charters. In addition, other fintechs have partnered with existing banks to allow them to offer deposit products to their customers.
Additionally, consumers can maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. Further, many of our competitors have fewer regulatory constraints and may have lower cost structures than us. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.
Our ability to compete successfully depends on a number of factors, including, among other things:

•	The ability to develop, maintain and build long-term customer relationships based on top quality service, high ethical standards and safe, sound assets.

•	The ability to expand within our marketplace and with our market position.

•	The scope, relevance and pricing of products and services offered to meet customer needs and demands.

•	The rate at which we introduce new products and services relative to our competitors.

•	Customer satisfaction with our level of service.

•	Industry and general economic trends.
Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.
We Are Subject To Extensive Government Regulation and Supervision and Related Enforcement Powers and Other Legal Remedies
We, primarily through Cullen/Frost, Frost Bank and certain non-bank subsidiaries, are subject to extensive federal and state regulation and supervision, which vests a significant amount of discretion in the various regulatory authorities. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. These regulations and supervisory guidance affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes. Other changes to statutes, regulations or regulatory policies or supervisory guidance, including changes in interpretation or implementation of statutes, regulations, policies or supervisory guidance, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, policies or supervisory guidance could result in enforcement and other legal actions by Federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, the revocation of a banking charter, other sanctions by regulatory agencies, civil money penalties and/or reputational damage. In this regard, government authorities, including the bank regulatory agencies, are pursuing aggressive enforcement actions with respect to compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived compliance failures. Directives issued to enforce such actions may be confidential and thus, in some instances, we are not permitted to publicly disclose these actions. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
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

Changes In Accounting Standards Could Materially Impact Our Financial Statements
From time to time accounting standards setters change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results or a cumulative charge to retained earnings. See Note 20 - Accounting Standards Updates in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data elsewhere in this report for further information regarding pending accounting standards updates.
The Repeal Of Federal Prohibitions On Payment Of Interest On Demand Deposits Could Increase Our Interest Expense
All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act beginning on July 21, 2011. As a result, some financial institutions offer interest on demand deposits to compete for customers. We do not yet know what interest rates other institutions may offer as market interest rates increase. Our interest expense will increase and our net interest margin will decrease if we begin offering interest on demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on our business, financial condition and results of operations.
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
The Value Of Our Goodwill and Other Intangible Assets May Decline In The Future
As of December 31, 2019, we had $657.4 million of goodwill and other intangible assets. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of Cullen/Frost’s common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets. If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our business, financial condition and results of operations.
We Are Subject To Risk Arising From Failure Or Circumvention Of Our Controls and Procedures
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

New Lines Of Business Or New Products and Services May Subject Us To Additional Risks
From time to time, we implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services we invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, financial condition and results of operations.
Our Reputation and Our Business Are Subject to Negative Publicity Risk
Reputation risk, or the risk to our earnings and capital from negative public opinion, is inherent in our business. Negative public opinion could adversely affect our ability to keep and attract customers and expose us to adverse legal and regulatory consequences. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, regulatory compliance, mergers and acquisitions, and disclosure, sharing or inadequate protection of customer information, and from actions taken by government regulators and community organizations in response to that conduct. Negative public opinion could also result from adverse news or publicity that impairs the reputation of the financial services industry generally. In addition, our reputation or prospects may be significantly damaged by adverse publicity or negative information regarding us, whether or not true, that may be posted on social media, non-mainstream news services or other parts of the internet, and this risk is magnified by the speed and pervasiveness with which information is disseminated through those channels. Because we conduct most of our business under the “Frost” brand, negative public opinion about one business could affect our other businesses.
Our Business, Financial Condition and Results Of Operations Are Subject To Risk From Changes in Customer Behavior
Individual, economic, political, industry-specific conditions and other factors outside of our control, such as fuel prices, energy costs, real estate values or other factors that affect customer income levels, could alter anticipated customer behavior, including borrowing, repayment, investment and deposit practices. Such a change in these practices could materially adversely affect our ability to anticipate business needs and meet regulatory requirements. Further, difficult economic conditions may negatively affect consumer confidence levels. A decrease in consumer confidence levels would likely aggravate the adverse effects of these difficult market conditions on us, our customers and others in the financial institutions industry.
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
Acquisitions May Be Delayed, Impeded, Or Prohibited Due To Regulatory Issues
Acquisitions by financial institutions, including us, are subject to approval by a variety of federal and state regulatory agencies (collectively, “regulatory approvals”). The process for obtaining these required regulatory approvals has become substantially more difficult since the global financial crisis, and our ability to engage in certain merger or acquisition transactions depends on the bank regulators' views at the time as to our capital levels, quality of management, and overall condition, in addition to their assessment of a variety of other factors, including our compliance with law. Regulatory approvals could be delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues we have, or may have, with regulatory agencies, including, without limitation, issues related to Bank Secrecy Act compliance, Community Reinvestment Act issues, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations and other similar laws and regulations. We may fail to pursue, evaluate or complete strategic and competitively significant acquisition opportunities as a result of our inability, or perceived or anticipated inability, to obtain regulatory approvals in a timely manner, under reasonable conditions or at all. Difficulties associated with potential acquisitions that may result from these factors could have a material adverse effect on our business, financial condition and results of operations.
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
We May Not Be Able To Attract and Retain Skilled People
Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in many activities engaged in by us is intense and we may not be able to hire people or to retain them. We do not currently have employment agreements or non-competition agreements with any of our senior officers. The unexpected loss of services of key personnel could have a material adverse impact on our business, financial condition and results of operations because of their customer relationships, skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel. In addition, the scope and content of U.S. banking regulators' policies on incentive compensation, as well as changes to these policies, could adversely affect our ability to hire, retain and motivate our key employees.

We Are Subject To Government Regulation and Oversight Relating to Data and Privacy Protection
Our business requires the collection and retention of large volumes of customer data, including personally identifiable information in various information systems that we maintain and in those maintained by third parties with whom we contract to provide data services. We also maintain important internal company data such as personally identifiable information about our employees and information relating to our operations. The integrity and protection of that customer and company data is important to us. Our collection of such customer and company data is subject to extensive regulation and oversight. As further discussed below, such customer and company data may be jeopardized from the compromise of customers’ personal electronic devices or as a result of a data security breach in our systems or the systems of third parties. Losses due to unauthorized account activity could harm our reputation and may have adverse effects on our business, financial condition and results of operations.
We are subject to laws and regulations relating to the privacy of the information of our clients, employees or others, and any failure to comply with these laws and regulations could expose us to liability and/or reputational damage. As new privacy-related laws and regulations are implemented, the time and resources needed for us to comply with such laws and regulations, as well as our potential liability for non-compliance and reporting obligations in the case of data breaches, may significantly increase.
Our Information Systems May Experience Failure, Interruption Or Breach In Security
In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. Any failure, interruption or breach in security of these systems could result in significant disruption to our operations. Information security breaches and cybersecurity-related incidents include, but are not limited to, attempts to access information, including customer and company information, malicious code, computer viruses and denial of service attacks that could result in unauthorized access, misuse, loss or destruction of data (including confidential customer information), account takeovers, unavailability of service or other events. These types of threats may derive from human error, fraud or malice on the part of external or internal parties, or may result from accidental technological failure. Our technologies, systems, networks and software have been and continue to be subject to cybersecurity threats and attacks, which range from uncoordinated individual attempts to sophisticated and targeted measures directed at us. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased.
Our customers and employees have been, and will continue to be, targeted by parties using fraudulent e-mails and other communications in attempts to misappropriate passwords, bank account information or other personal information or to introduce viruses or other malware through “Trojan horse” programs to our information systems, the information systems of our merchants or third party service providers and/or our customers' computers. Though we endeavor to mitigate these threats through product improvements, use of encryption and authentication technology and customer and employee education, such cyber attacks against us or our merchants and our third party service providers remain a serious issue. Further, to access our products and services our customers use personal electronic devices that are beyond our security control systems. The pervasiveness of cybersecurity incidents in general and the risks of cyber crime are complex and continue to evolve. More generally, publicized information concerning security and cyber-related problems could inhibit the use or growth of electronic or web-based applications or solutions as a means of conducting commercial transactions.
Cloud technologies are also critical to the operation of our systems, and our reliance on cloud technologies is growing. Service disruptions in cloud technologies may lead to delays in accessing, or the loss of, data that is important to our businesses and may hinder our clients’ access to our products and services.
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
Furthermore, notwithstanding the proliferation of technology and technology-based risk and control systems, our businesses ultimately rely on people as our greatest resource, and, from time-to-time, they make mistakes or engage in violations of applicable policies, laws, rules or procedures that are not always caught immediately by our technological processes or by our controls and other procedures, which are intended to prevent and detect such errors or violations. These can include calculation errors, mistakes in addressing emails, errors in software or model development or implementation, or simple errors in judgment, as well as intentional efforts to ignore or circumvent applicable policies, laws, rules or procedures. Human errors, malfeasance and other misconduct, including the intentional misuse of client information in connection with insider trading or for other purposes, even if promptly discovered and remediated, can result in reputational damage, a material adverse effect on our business, financial condition, results of operations and legal risks.
During 2018, we experienced a data security incident that resulted in unauthorized access to a third-party lockbox software program used by certain of our commercial lockbox customers to store digital images. We stopped the identified unauthorized access and consulted with a leading cybersecurity firm. We reported the incident to, and cooperated with, law-enforcement authorities. We contacted each of the affected commercial customers and we supported them in taking appropriate actions. The identified incident did not impact other Frost systems.
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
On the other hand, our implementation of certain new technologies, such as those related to artificial intelligence and algorithms, in our business processes may have unintended consequences due to their limitations or our failure to use them effectively, which could also have a material adverse effect on our business, financial condition, results of operations and legal risks.
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
We Are Subject To Litigation Risk Pertaining To Intellectual Property
Banking and other financial services companies, including us, rely on technology companies to provide information technology products and services necessary to support day-to-day operations. Technology companies frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they have purchased or otherwise obtained. Competitors of our vendors, or other individuals or companies, have from time to time claimed to hold intellectual property sold to us by our vendors and we are, and may in the future be, named as defendants in various related litigation. Such claims may increase in the future as the financial services sector becomes more reliant on information technology vendors. The plaintiffs in these actions frequently seek injunctions and substantial damages.
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
We Are Subject To Environmental Liability Risk Associated With Lending Activities
A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Environmental reviews of real property before initiating foreclosure actions may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our business, financial condition and results of operations.

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
Financial Services Companies Depend On The Accuracy and Completeness Of Information About Customers and Counterparties
In deciding whether to extend credit or enter into other transactions, we rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. We also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on our business, financial condition and results of operations.
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
ITEM 4. MINE SAFETY DISCLOSURES
None

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Our Common Stock
Our common stock is traded on the New York Stock Exchange, Inc. (“NYSE”) under the symbol “CFR”. As of December 31, 2019, there were 62,669,004 shares of our common stock outstanding held by 1,130 holders of record. The closing price per share of common stock on December 31, 2019, the last trading day of our fiscal year, was $97.78.
Stock-Based Compensation Plans
Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2019, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below. Additional information regarding stock-based compensation plans is presented in Note 11 - Employee Benefit Plans in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data elsewhere in this report.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards		Weighted-Average Exercise Price of Outstanding Awards		Number of Shares Available for Future Grants
Plans approved by shareholders	2,654,171	(1)	$64.60	(2)	1,105,616
Plans not approved by shareholders	—		—		—
Total	2,654,171		64.60		1,105,616

(1)
Includes 1,980,866 shares related to stock options, 440,647 shares related to non-vested stock units, 55,370 shares related to director deferred stock units and 177,288 shares related to performance stock units (assuming attainment of the maximum payout rate as set forth by the performance criteria).

(2)	Excludes outstanding stock units which are exercised for no consideration.
Stock Repurchase Plans
From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On July 24, 2019, our board of directors authorized a $100.0 million stock repurchase program, allowing us to repurchase shares of our common stock over a one-year period from time to time at various prices in the open market or through private transactions. Under this plan, we repurchased 202,724 shares at a total cost of $17.2 million during 2019. Under prior stock repurchase programs, we repurchased 496,307 shares at a total cost of $50.0 million during 2019, 1,027,292 shares at a total cost of $100.0 million during 2018 and 1,134,966 shares at a total cost of $100.0 million during 2017.
The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the fourth quarter of 2019.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans at the End of the Period
October 1, 2019 to October 31, 2019	11,680	(1)	$92.84	—	$82,809
November 1, 2019 to November 30, 2019	—		—	—	82,809
December 1, 2019 to December 31, 2019	—		—	—	82,809
Total	11,680			—

(1)	Repurchases made in connection with the vesting of certain share awards.

Performance Graph
The performance graph below compares the cumulative total shareholder return on Cullen/Frost Common Stock with the cumulative total return on the equity securities of companies included in the Standard & Poor’s 500 Stock Index and the Standard and Poor’s 500 Bank Index, measured at the last trading day of each year shown. The graph assumes an investment of $100 on December 31, 2014 and reinvestment of dividends on the date of payment without commissions. The performance graph represents past performance and should not be considered to be an indication of future performance.

	2014	2015	2016	2017	2018	2019
Cullen/Frost	$100.00	$87.56	$133.10	$146.31	$139.22	$159.54
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
S&P 500 Banks	100.00	100.85	125.36	153.64	128.38	180.55

ITEM 6. SELECTED FINANCIAL DATA
The following consolidated selected financial data is derived from our audited financial statements as of and for the five years ended December 31, 2019. The following consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included elsewhere in this report. Beginning in 2018, a new accounting standard required us to report network costs associated with debit card and ATM transactions netted against the related interchange and debit card fee income from such transactions. Previously, such network costs were reported as a component of other non-interest expense. The operating results of companies acquired during the periods presented are included with our results of operations since their respective dates of acquisition. Dollar amounts, except per share data, and common shares outstanding are in thousands.

	Year Ended December 31,
	2019	2018	2017	2016	2015
Consolidated Statements of Income
Interest income:
Loans, including fees	$741,747	$669,002	$534,804	$458,094	$433,872
Securities	350,924	319,728	315,599	313,943	307,394
Interest-bearing deposits	35,590	56,968	41,608	16,103	8,123
Federal funds sold and resell agreements	5,524	5,500	936	272	107
Total interest income	1,133,785	1,051,198	892,947	788,412	749,496
Interest expense:
Deposits	99,742	75,337	17,188	7,248	9,024
Federal funds purchased and repurchase agreements	19,675	8,021	1,522	204	167
Junior subordinated deferrable interest debentures	5,706	5,291	3,955	3,281	2,725
Subordinated notes payable and other borrowings	4,657	4,657	3,860	1,343	948
Total interest expense	129,780	93,306	26,525	12,076	12,864
Net interest income	1,004,005	957,892	866,422	776,336	736,632
Provision for loan losses	33,759	21,613	35,460	51,673	51,845
Net interest income after provision for loan losses	970,246	936,279	830,962	724,663	684,787
Non-interest income:
Trust and investment management fees	126,722	119,391	110,675	104,240	105,512
Service charges on deposit accounts	88,983	85,186	84,182	81,203	81,350
Insurance commissions and fees	52,345	48,967	46,169	47,154	48,926
Interchange and debit card transaction fees	14,873	13,877	23,232	21,369	19,666
Other charges, commissions and fees	37,123	37,231	39,931	39,623	37,551
Net gain (loss) on securities transactions	293	(156)	(4,941)	14,975	69
Other	43,563	46,790	37,222	41,144	35,656
Total non-interest income	363,902	351,286	336,470	349,708	328,730
Non-interest expense:
Salaries and wages	375,029	350,312	337,068	318,665	310,504
Employee benefits	86,230	77,323	74,575	72,615	69,746
Net occupancy	89,466	76,788	75,971	71,627	65,690
Technology, furniture and equipment	91,995	83,102	74,335	71,208	64,373
Deposit insurance	10,126	16,397	20,128	17,428	14,519
Intangible amortization	1,168	1,424	1,703	2,429	3,325
Other	180,665	173,538	175,289	178,988	165,561
Total non-interest expense	834,679	778,884	759,069	732,960	693,718
Income before income taxes	499,469	508,681	408,363	341,411	319,799
Income taxes	55,870	53,763	44,214	37,150	40,471
Net income	443,599	454,918	364,149	304,261	279,328
Preferred stock dividends	8,063	8,063	8,063	8,063	8,063
Net income available to common shareholders	$435,536	$446,855	$356,086	$296,198	$271,265

	As of or for the Year Ended December 31,
	2019	2018	2017	2016	2015
Per Common Share Data
Net income - basic	$6.89	$6.97	$5.56	$4.73	$4.31
Net income - diluted	6.84	6.90	5.51	4.70	4.28
Cash dividends declared and paid	2.80	2.58	2.25	2.15	2.10
Book value	60.11	51.19	49.68	45.03	44.30
Common Shares Outstanding
Period-end	62,669	62,986	63,476	63,474	61,982
Weighted-average shares - basic	62,742	63,705	63,694	62,376	62,758
Dilutive effect of stock compensation	700	982	968	593	715
Weighted - average shares - diluted	63,442	64,687	64,662	62,969	63,473
Performance Ratios
Return on average assets	1.36%	1.44%	1.17%	1.03%	0.97%
Return on average common equity	12.24	14.23	11.76	10.16	9.86
Net interest income to average earning assets	3.75	3.64	3.69	3.56	3.45
Dividend pay-out ratio	40.64	37.03	40.49	45.54	48.72
Balance Sheet Data
Period-end:
Loans	$14,750,332	$14,099,733	$13,145,665	$11,975,392	$11,486,531
Earning assets	31,280,550	29,894,185	29,595,375	28,025,439	26,431,176
Total assets	34,027,428	32,292,966	31,747,880	30,196,319	28,565,942
Non-interest-bearing demand deposits	10,873,629	10,997,494	11,197,093	10,513,369	10,270,233
Interest-bearing deposits	16,765,935	16,151,710	15,675,296	15,298,206	14,073,362
Total deposits	27,639,564	27,149,204	26,872,389	25,811,575	24,343,595
Long-term debt and other borrowings	235,164	234,950	234,736	236,117	235,939
Shareholders’ equity	3,911,668	3,368,917	3,297,863	3,002,528	2,890,343
Average:
Loans	$14,440,549	$13,617,940	$12,460,148	$11,554,823	$11,267,402
Earning assets	29,600,422	28,899,578	28,359,131	26,717,013	25,954,510
Total assets	32,085,851	31,029,850	30,450,207	28,832,093	28,060,626
Non-interest-bearing demand deposits	10,358,416	10,756,808	10,819,426	10,034,319	10,179,810
Interest-bearing deposits	16,054,861	15,532,258	15,085,492	14,477,525	13,860,948
Total deposits	26,413,277	26,289,066	25,904,918	24,511,844	24,040,758
Long-term debt and other borrowings	235,064	234,850	226,194	236,033	235,856
Shareholders’ equity	3,702,039	3,284,376	3,173,264	3,058,896	2,895,192
Asset Quality
Allowance for loan losses	$132,167	$132,132	$155,364	$153,045	$135,859
Allowance for losses to year-end loans	0.90%	0.94%	1.18%	1.28%	1.18%
Net loan charge-offs	$33,724	$44,845	$33,141	$34,487	$15,528
Net loan charge-offs to average loans	0.23%	0.33%	0.27%	0.30%	0.14%
Non-performing assets	$109,485	$74,914	$157,292	$102,591	$85,722
Non-performing assets to:
Total loans plus foreclosed assets	0.74%	0.53%	1.20%	0.86%	0.75%
Total assets	0.32	0.23	0.50	0.34	0.30
Consolidated Capital Ratios
Common equity tier 1 risk-based ratio	12.36%	12.27%	12.42%	12.52%	11.37%
Tier 1 risk-based ratio	12.99	12.94	13.16	13.33	12.38
Total risk-based ratio	14.57	14.64	15.15	14.93	13.85
Leverage ratio	9.28	9.06	8.46	8.14	7.79
Average shareholders’ equity to average total assets	11.54	10.58	10.42	10.61	10.32

The following tables set forth unaudited consolidated selected quarterly statement of operations data for the years ended December 31, 2019 and 2018. Dollar amounts are in thousands, except per share data.

	Year Ended December 31, 2019
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$278,054	$286,273	$288,137	$281,321
Interest expense	26,956	33,266	34,706	34,852
Net interest income	251,098	253,007	253,431	246,469
Provision for loan losses	8,355	8,001	6,400	11,003
Non-interest income(1)	95,255	89,224	82,638	96,785
Non-interest expense	220,806	208,864	203,209	201,800
Income before income taxes	117,192	125,366	126,460	130,451
Income taxes	13,511	13,530	14,874	13,955
Net income	103,681	111,836	111,586	116,496
Preferred stock dividends	2,016	2,016	2,015	2,016
Net income available to common shareholders	$101,665	$109,820	$109,571	$114,480
Net income per common share:
Basic	$1.61	$1.74	$1.73	$1.80
Diluted	1.60	1.73	1.72	1.79

	Year Ended December 31, 2018
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$281,205	$268,716	$257,951	$243,326
Interest expense	31,996	27,051	20,681	13,578
Net interest income	249,209	241,665	237,270	229,748
Provision for loan losses	3,767	2,650	8,251	6,945
Non-interest income(2)	87,118	87,657	85,066	91,445
Non-interest expense	199,697	193,668	188,908	196,611
Income before income taxes	132,863	133,004	125,177	117,637
Income taxes	13,610	15,160	13,836	11,157
Net income	119,253	117,844	111,341	106,480
Preferred stock dividends	2,016	2,016	2,015	2,016
Net income available to common shareholders	$117,237	$115,828	$109,326	$104,464
Net income per common share:
Basic	$1.84	$1.80	$1.70	$1.63
Diluted	1.82	1.78	1.68	1.61

(1)	Includes net gains on securities transactions of $169 thousand, $96 thousand and $28 thousand during the second, third and fourth quarters of 2019, respectively.

(2)	Includes net losses on securities transactions of $19 thousand, $60 thousand, $34 thousand and $43 thousand during the first, second, third and fourth quarters of 2018, respectively.

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
Overview
The following discussion and analysis presents the more significant factors that affected our financial condition as of December 31, 2019 and 2018 and results of operations for each of the years then ended. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the SEC on February 6, 2019 (the “2018 Form 10-K”) for a discussion and analysis of the more significant factors that affected periods prior to 2018.
Certain reclassifications have been made to make prior periods comparable. This discussion and analysis should be read in conjunction with our consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report. From time to time, we have acquired various small businesses through our insurance subsidiary. None of these acquisitions had a significant impact on our financial statements. We account for acquisitions using the acquisition method, and as such, the results of operations of acquired companies are included from the date of acquisition.
Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable, thus making tax-exempt yields comparable to taxable asset yields. Taxable equivalent adjustments were based upon a 21% income tax in 2019 and 2018 and a 35% income tax rate for prior years.
Dollar amounts in tables are stated in thousands, except for per share amounts.
Results of Operations
Net income available to common shareholders totaled $435.5 million, or $6.84 diluted per common share, in 2019 compared to $446.9 million, or $6.90 diluted per common share, in 2018 and $356.1 million, or $5.51 diluted per common share, in 2017.
Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	2019	2018	2017
Taxable-equivalent net interest income	$1,100,586	$1,052,564	$1,043,431
Taxable-equivalent adjustment	96,581	94,672	177,009
Net interest income	1,004,005	957,892	866,422
Provision for loan losses	33,759	21,613	35,460
Non-interest income	363,902	351,286	336,470
Non-interest expense	834,679	778,884	759,069
Income before income taxes	499,469	508,681	408,363
Income taxes	55,870	53,763	44,214
Net income	443,599	454,918	364,149
Preferred stock dividends	8,063	8,063	8,063
Net income available to common shareholders	$435,536	$446,855	$356,086
Earnings per common share - basic	$6.89	$6.97	$5.56
Earnings per common share - diluted	6.84	6.90	5.51
Dividends per common share	2.80	2.58	2.25
Return on average assets	1.36%	1.44%	1.17%
Return on average common equity	12.24	14.23	11.76
Average shareholders' equity to average assets	11.54	10.58	10.42
Net income available to common shareholders decreased $11.3 million for 2019 compared to 2018. The decrease was primarily the result of a $55.8 million increase in non-interest expense, a $12.1 million increase in the provision for loan losses and a $2.1 million increase in income tax expense partly offset by a $46.1 million increase in net interest income and a $12.6 million increase in non-interest income.
Details of the changes in the various components of net income are further discussed below.
Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 73.4% of total revenue during 2019. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.
The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate. The prime rate began 2017 at 3.75% and increased 75 basis points (25 basis points in each of March, June and December) to end the year at 4.50%. During 2018, the prime rate increased 100 basis points (25 basis points in each of March, June, September and December) to end the year at 5.50%. During 2019, the prime rate decreased 50 basis points during the third quarter of 2019 (25 basis points in each of August and September) and 25 basis points in October 2019 to end the year at 4.75%. Our loan portfolio is also significantly impacted, by changes in the London Interbank Offered Rate (LIBOR). At December 31, 2019, the one-month and three-month U.S. dollar LIBOR rates were 1.76% and 1.90%, respectively, while at December 31, 2018, the one-month and three-month U.S. dollar LIBOR rates were 2.50% and 2.81% respectively, and at December 31, 2017, the one-month and three-month U.S. dollar LIBOR rates were 1.56%

and 1.69% respectively. The effective federal funds rate, which is the cost of immediately available overnight funds, started 2017 at 0.75% and increased 75 basis points (25 basis points in each of March, June and December) to end the year at 1.50%. During 2018, the effective federal funds rate increased 100 basis points (25 basis points in each of March, June, September and December) to end the year at 2.50%. During 2019, the effective federal funds rate decreased 50 basis points during the third quarter of 2019 (25 basis points in each of August and September) and 25 basis points in October 2019 to end the year at 1.75%.
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
The following table presents the changes in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to changes in the average interest rate on those assets and liabilities. The changes in net interest income due to changes in both average volume and average interest rate have been allocated to the average volume change or the average interest rate change in proportion to the absolute amounts of the change in each. The comparison between 2018 and 2017 includes an additional change factor detailing the effect of the reduction in the U.S. statutory federal income tax rate under the Tax Cuts and Jobs Act, which was enacted on December 22, 2017. See Note 13 - Income Taxes in the accompanying notes to consolidated financial statements elsewhere in this report for information regarding the Tax Cuts and Jobs Act. Our consolidated average balance sheets along with an analysis of taxable-equivalent net interest income are presented in Item 8. Financial Statements and Supplementary Data of this report.

	2019 vs. 2018			2018 vs. 2017
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Rate	Volume	Total	Rate	Volume	Tax Rate	Total
Interest-bearing deposits	$7,118	$(28,496)	$(21,378)	$23,680	$(8,320)	$—	$15,360
Federal funds sold and resell agreements	450	(426)	24	869	3,695	—	4,564
Securities:
Taxable	13,909	16,803	30,712	5,131	(11,740)		(6,609)
Tax-exempt	(3,920)	6,123	2,203	(11,283)	28,033	(85,625)	(68,875)
Loans, net of unearned discounts	30,916	42,019	72,935	81,949	53,525	(4,000)	131,474
Total earning assets	48,473	36,023	84,496	100,346	65,193	(89,625)	75,914
Savings and interest checking	(791)	72	(719)	4,005	61	—	4,066
Money market deposit accounts	11,723	686	12,409	46,205	249	—	46,454
Time accounts	8,022	1,835	9,857	4,620	57	—	4,677
Public funds	1,302	1,556	2,858	2,990	(38)	—	2,952
Federal funds purchased and repurchase agreements	9,602	2,052	11,654	6,367	132	—	6,499
Junior subordinated deferrable interest debentures	413	2	415	1,334	2	—	1,336
Subordinated notes payable and other notes	(8)	8	—	408	389	—	797
Total interest-bearing liabilities	30,263	6,211	36,474	65,929	852	—	66,781
Net change	$18,210	$29,812	$48,022	$34,417	$64,341	$(89,625)	$9,133
Taxable-equivalent net interest income for 2019 increased $48.0 million, or 4.6%, compared to 2018.The increase was primarily related to increases in the average yields on loans, taxable securities and interest-bearing deposits combined with increases in the average volumes of loans and both taxable and tax-exempt securities. The impact of these items was partly offset by increases in the average rates paid on and average volumes of interest-bearing deposits and other borrowed funds, a decrease in the average volume of interest bearing deposits (primarily excess reserves held in an interest-bearing account at the Federal Reserve) and a decrease in the average yield on tax-exempt securities.

The average volume of interest-earning assets for 2019 increased $700.8 million, or 2.4%, compared to 2018. The increase in earning assets included an $825.9 million increase in average taxable securities, an $822.6 million increase in average loans and a $406.1 million increase in average tax-exempt securities partly offset by a $1.4 billion decrease in average interest-bearing deposits, federal funds sold and resell agreements.
The taxable-equivalent net interest margin increased 11 basis points from 3.64% during 2018 to 3.75% during 2019. The average yield on interest-earning assets increased 24 basis points from 3.96% during 2018 to 4.20% during 2019 and average rate paid on interest-bearing liabilities increased 19 basis points from 0.55% in 2018 to 0.74% in 2019. The average yield on interest-earning assets and the average rate paid on interest-bearing liabilities are primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of the underlying assets and liabilities. The increase in the taxable-equivalent net interest margin was primarily related to increases in the average yields on loans; taxable securities; interest-bearing deposits; and federal funds sold and resell agreements partly offset by increases in the average cost of interest-bearing deposits and other borrowed funds and a decrease in the average yield on tax-exempt securities. The taxable-equivalent net interest margin was also positively impacted by a decrease in the relative proportion of interest-earning assets invested in lower-yielding interest-bearing deposits (primarily excess reserves held in an interest-bearing account at the Federal Reserve).
The average taxable-equivalent yield on loans was 5.17% during 2019 compared to 4.95% during 2018, increasing 22 basis points during 2019 compared to 2018. The average taxable-equivalent yield on loans was positively impacted by higher average market interest rates in 2019 compared to 2018. The average volume of loans increased $822.6 million, or 6.0%, in 2019 compared to 2018. Loans made up approximately 48.8% of average interest-earning assets during 2019 compared to 47.1% during 2018.
The average taxable-equivalent yield on securities was 3.40% during 2019 compared to 3.38% during 2018. The average taxable-equivalent yield on securities was positively impacted by increases in the average volume of tax-exempt and taxable securities and an increase in the average yield on taxable securities but was negatively impacted by a decrease in the average yield on tax-exempt securities. The average yield on taxable securities was 2.33% during 2019 compared to 2.03% during 2018 while the average yield on tax exempt securities was 4.06% during 2019 compared to 4.11% during 2018. The average taxable-equivalent yield on tax-exempt securities decreased 5 basis points during 2019 compared to 2018, while the average yield on taxable securities increased 30 basis points during 2019 compared to 2018. Tax exempt securities made up approximately 62.0% of total average securities during 2019, compared to 65.0% during 2018. The average volume of total securities increased $1.2 billion, or 10.2%, during 2019 compared to 2018. Securities made up approximately 44.9% of average interest-earning assets in 2019 compared to 41.7% in 2018.
Average interest-bearing deposits, federal funds sold and resell agreements during 2019 decreased $1.4 billion, or 42.1%, compared to 2018. Interest-bearing deposits, federal funds sold and resell agreements made up approximately 6.3% of average interest-earning assets during 2019 compared to approximately 11.1% in 2018. The decrease in the average volume of interest-bearing deposits, federal funds sold and resell agreements was primarily due to a decrease in the average volume of our excess reserves held in an interest-bearing account at the Federal Reserve during 2019 compared to 2018 as such funds were invested in higher yielding loans and securities. The combined average yield on federal funds sold and resell agreements and interest-bearing deposits was 2.21% during 2019 and 1.94% during 2018.
The average rate paid on interest-bearing liabilities was 0.74% during 2019, increasing 19 basis points from 0.55% during 2018. Average deposits increased $124.2 million, or 0.5%, in 2019 compared to 2018. Average interest-bearing deposits increased $522.6 million in 2019 compared to 2018, while average non-interest-bearing deposits decreased $398.4 million in 2019 compared to 2018. The ratio of average interest-bearing deposits to total average deposits was 60.8% in 2019 compared to 59.1% in 2018. The average cost of deposits is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-bearing deposits. The average rate paid on interest-bearing deposits and total deposits was 0.62% and 0.38% in 2019 compared to 0.49% and 0.29% in 2018. The average cost of deposits during 2019 was impacted by higher average interest rates paid on most of our interest-bearing deposit products, particularly during the first half of 2019, as a result of higher average market interest rates and market competition.
Our taxable-equivalent net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.46% in 2019 compared to 3.41% in 2018. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk elsewhere in this report.
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
Provision for Loan Losses
The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb inherent losses within the existing loan portfolio. The provision for loan losses totaled $33.8 million in 2019 compared to $21.6 million in 2018. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.
Non-Interest Income
The components of non-interest income were as follows:

	2019	2018	2017
Trust and investment management fees	$126,722	$119,391	$110,675
Service charges on deposit accounts	88,983	85,186	84,182
Insurance commissions and fees	52,345	48,967	46,169
Interchange and debit card transaction fees	14,873	13,877	23,232
Other charges, commissions and fees	37,123	37,231	39,931
Net gain (loss) on securities transactions	293	(156)	(4,941)
Other	43,563	46,790	37,222
Total	$363,902	$351,286	$336,470
Total non-interest income for 2019 increased $12.6 million, or 3.6%, compared to 2018. Changes in the various components of non-interest income are discussed in more detail below.
Trust and Investment Management Fees. Trust and investment management fee income for 2019 increased $7.3 million, or 6.1%, compared to 2018. Investment fees are the most significant component of trust and investment management fees, making up approximately 82% and 83% of total trust and investment management fees in 2019 and 2018, respectively. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. The increase in trust and investment management fees during 2019 compared to 2018 was primarily the result of an increase in trust investment fees (up $5.7 million) due to higher average equity valuations and an increase in the number of accounts. The increase was also partly related to increases in estate fees (up $740 thousand) and oil and gas fees (up $711 thousand).
At December 31, 2019, trust assets, including both managed assets and custody assets, were primarily composed of equity securities (50.7% of trust assets), fixed income securities (35.0% of trust assets) and cash equivalents (8.9% of trust assets). The estimated fair value of trust assets was $37.8 billion (including managed assets of $16.4 billion and custody assets of $21.4 billion) at December 31, 2019 compared to $33.3 billion (including managed assets of $14.7 billion and custody assets of $18.7 billion) at December 31, 2018.
Service Charges on Deposit Accounts. Service charges on deposit accounts for 2019 increased $3.8 million, or 4.5%, compared to 2018. The increase was primarily related to increases in overdraft/insufficient funds charges on consumer and commercial accounts (up $3.3 million and $551 thousand, respectively) and, to a lesser extent, commercial service charges (up $354 thousand) partly offset by a decrease in consumer service charges (down $421 thousand). Overdraft/insufficient funds charges totaled $42.3 million during 2019 compared to $38.4 million during 2018. Overdraft/insufficient funds charges included $33.1 million and $29.8 million related to consumer accounts during 2019 and 2018, respectively, and $9.2 million and $8.7 million related to commercial accounts during 2019 and 2018, respectively.

The increases in overdraft/insufficient funds charges were partly due to increases in the number of accounts and transaction volumes. Overdraft/insufficient funds charges were also partly impacted by a change in the fee schedule during the second quarter of 2019.
Insurance Commissions and Fees. Insurance commissions and fees for 2019 increased $3.4 million, or 6.9%, compared to 2018. The increase was related to an increase in commission income (up $3.6 million) partly offset by a decrease in contingent income (down $200 thousand). The increase in commission income was primarily related to increases in commissions on commercial lines property and casualty policies, benefit plan commissions and life insurance commissions. The increases in property and casualty commissions and benefit plan commissions were related to increased business volumes and market rates. The increase in life insurance commissions was related to increased business volumes.
Contingent income totaled $4.1 million in 2019 and $4.3 million in 2018. Contingent income primarily consists of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. These performance related contingent payments are seasonal in nature and are mostly received during the first quarter of each year. This performance related contingent income totaled $3.0 million in 2019 and $3.2 million in 2018. The decrease in performance related contingent income during 2019 was related to lower growth within the portfolio partly offset by the impact of improvement in the loss performance of insurance policies previously placed. Contingent income also includes amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. This benefit plan related contingent income totaled $1.2 million in both 2019 and 2018.
Interchange and Debit Card Transaction Fees. Interchange fees, or “swipe” fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Interchange and debit card transaction fees consist of income from check card usage, point of sale income from PIN-based debit card transactions and ATM service fees. Interchange and debit card transaction fees for 2019 and 2018 are reported on a net basis and totaled $14.9 million and $13.9 million, respectively. The increase in interchange and debit card transaction fees during 2019, on a net basis, was primarily related to increases in the number of accounts and transaction volumes. Prior to 2018, interchange and debit card transaction fees were reported on a gross basis. A comparison of gross and net interchange and debit card transaction fees for the reported periods is presented in the table below:

	2019	2018	2017
Income from debit card transactions	$23,665	$21,844	$19,440
ATM service fees	4,131	3,925	3,792
Gross interchange and debit card transaction fees	27,796	25,769	23,232
Network costs	12,923	11,892	11,943
Net interchange and debit card transaction fees	$14,873	$13,877	$11,289
Other Charges, Commissions and Fees. Other charges, commissions and fees for 2019 decreased $108 thousand, or 0.3%, compared to 2018. The decrease was primarily related to decreases in processing fees (down $688 thousand), brokerage commissions (down $424 thousand), income from the sale of annuities and mutual funds (down $356 thousand and $190 thousand, respectively) and income from capital markets advisory services (down $323 thousand), among other things, mostly offset by increases in income from the sale of money market funds (up $1.4 million) and letter of credit fees (up $541 thousand), among other things.
Net Gain/Loss on Securities Transactions. During 2019 and 2018 we sold certain available-for-sale U.S Treasury securities with amortized costs totaling $17.8 billion and $16.8 billion, respectively. We realized a net gain of $127 thousand on the 2019 sales and a net loss of $156 thousand on the 2018 sales. The sales were primarily related to securities purchased and subsequently sold in the same period of their purchase in connection with our tax planning strategies related to the Texas franchise tax. The gross proceeds from the sales of these securities outside of Texas are included in total revenues/receipts from all sources reported for Texas franchise tax purposes, which results in a reduction in the overall percentage of revenues/receipts apportioned to Texas and subjected to taxation under the Texas franchise tax.
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

Other Non-Interest Income. Other non-interest income for 2019 decreased $3.2 million, or 6.9%, compared to 2018. The decrease was primarily related to decreases in sundry and other miscellaneous income (down $3.4 million); income from derivative and trading activities, primarily customer-related, (down $1.8 million); and gains on the sale of foreclosed and other assets (down $624 thousand) partly offset by an increase in public finance underwriting fees (up $1.9 million), among other things. Sundry income during 2019 included $2.6 million in VISA check card incentives related to business volumes, $1.7 million related to settlements, $1.7 million related to the recovery of prior write-offs and $278 thousand related to distributions from a private equity investment, among other things, while sundry income for 2018 included $4.5 million related to the recovery of prior write-offs, $2.1 million in VISA check card incentives, $1.7 million related to a distribution from a private equity investment and $997 thousand related to the settlement of an insurance claim, among other things. The fluctuations in public finance underwriting fees and income from customer derivative and trading activities during 2019 were primarily related to changes in business volumes. Other non-interest income also included gains on the sale of various branch and operational facilities totaling $6.7 million during 2019 and $7.0 million during 2018.
Non-Interest Expense
The components of non-interest expense were as follows:

	2019	2018	2017
Salaries and wages	$375,029	$350,312	$337,068
Employee benefits	86,230	77,323	74,575
Net occupancy	89,466	76,788	75,971
Technology, furniture and equipment	91,995	83,102	74,335
Deposit insurance	10,126	16,397	20,128
Intangible amortization	1,168	1,424	1,703
Other	180,665	173,538	175,289
Total	$834,679	$778,884	$759,069
Total non-interest expense for 2019 increased $55.8 million, or 7.2%, compared to 2018. Changes in the various components of non-interest expense are discussed below.
Salaries and Wages. Salaries and wages increased $24.7 million, or 7.1%, in 2019 compared to 2018. The increase was primarily related to an increase in salaries, due to an increase in the number of employees and normal annual merit and market increases and, to a lesser extent, an increase in stock compensation.
Employee Benefits. Employee benefits expense for 2019 increased $8.9 million, or 11.5%, compared to 2018. The increase was primarily due to increases in expenses related to our defined benefit retirement plans (up $2.3 million), expenses related to our 401(k) plan (up $2.3 million), medical benefits expense (up $2.2 million) and payroll taxes (up $1.4 million).
Our defined benefit retirement and restoration plans were frozen effective as of December 31, 2001 and were replaced by a profit sharing plan (which was merged with and into our 401(k) plan during 2019). Management believes these actions help reduce the volatility in retirement plan expense. However, we still have funding obligations related to the defined benefit and restoration plans and could recognize retirement expense related to these plans in future years, which would be dependent on the return earned on plan assets, the level of interest rates and employee turnover. We recognized a combined net periodic pension expense of $1.3 million related to our defined benefit retirement and restoration plans in 2019 compared to a combined net periodic pension benefit of $1.0 million in 2018. Future expense/benefits related to these plans is dependent upon a variety of factors, including the actual return on plan assets. For additional information related to our employee benefit plans, see Note 11 - Employee Benefit Plans in the accompanying notes to consolidated financial statements elsewhere in this report.
Net Occupancy. Net occupancy expense for 2019 increased $12.7 million, or 16.5%, compared to 2018. The increase was primarily related to increases in lease expense (up $11.6 million) and depreciation on leasehold improvements (up $2.0 million) partly offset by a decrease in property taxes (down $2.1 million). The increase in lease expense was primarily related to the commencement of the lease of our new corporate headquarters building in San Antonio and the renewal of the lease associated with our downtown Austin location. The increase was also partly related to renewals of other leases related to existing facilities and new locations, in part related to our expansion within the Houston market area. The increase in depreciation on leasehold improvements was primarily related to the new headquarters location in San Antonio and, to a lesser extent, other new locations. The decrease in property taxes was mostly related to our former headquarters location in downtown San Antonio.
Fluctuations in the foregoing categories of net occupancy expense were primarily related to the commencement of the lease of our new corporate headquarters building in San Antonio and other leases related to existing facilities and our expansion within the Houston market area.
Technology, Furniture and Equipment. Technology, furniture and equipment expense for 2019 increased $8.9 million, or 10.7%, compared to 2018. The increase was primarily related to an increase in software maintenance/cloud services expense (up $9.3 million) due to new and renewed software and an increase in volume-based service payments.
Deposit Insurance. Deposit insurance expense totaled $10.1 million in 2019 compared to $16.4 million in 2018. The decrease was primarily related to the termination of the quarterly Deposit Insurance Fund surcharge in the fourth quarter of 2018. In August 2016, the Federal Deposit Insurance Corporation (“FDIC”) announced that the Deposit Insurance Fund reserve ratio had surpassed 1.15% as of June 30, 2016. As a result, beginning in the third quarter of 2016, the range of initial assessment rates for all institutions was adjusted downward and institutions with $10 billion or more in assets were assessed a quarterly surcharge. The quarterly surcharge was terminated in the fourth quarter of 2018 as the Deposit Insurance Fund reserve ratio as of September 30, 2018 exceeded the statutory minimum of 1.35% required by the Dodd-Frank Act.
Intangible Amortization. Intangible amortization is primarily related to core deposit intangibles and, to a lesser extent, intangibles related to customer relationships and non-compete agreements. Intangible amortization totaled $1.2 million in 2019 compared to $1.4 million in 2018. The decrease was primarily related to the completion of amortization of certain previously recognized intangible assets as well as a reduction in the annual amortization rate of certain previously recognized intangible assets as we use an accelerated amortization approach which results in higher amortization rates during the earlier years of the useful lives of intangible assets. See Note 5 - Goodwill and Other Intangible Assets in the accompanying notes to consolidated financial statements elsewhere in this report.
Other Non-Interest Expense. Other non-interest expense for 2019 increased $7.1 million, or 4.1%, compared to 2018. The increase included, among other things, increases in advertising/promotions expense, partly related to new sponsorship arrangements (up $5.5 million); professional services expense (up $3.3 million) and platform fees related to investment services (up $2.7 million). The increase from these items was partly offset by a decrease in donations expense, which was impacted by a significant contribution to our charitable foundation in 2018 (down $4.0 million).
Results of Segment Operations
Our operations are managed along two primary operating segments: Banking and Frost Wealth Advisors. A description of each business and the methodologies used to measure financial performance is described in Note 18 - Operating Segments in the accompanying notes to consolidated financial statements elsewhere in this report. Net income (loss) by operating segment is presented below:

	2019	2018	2017
Banking	$436,416	$445,531	$347,034
Frost Wealth Advisors	19,975	22,090	24,395
Non-Banks	(12,792)	(12,703)	(7,280)
Consolidated net income	$443,599	$454,918	$364,149
Banking
Net income for 2019 decreased $9.1 million, or 2.0%, compared to 2018. The decrease was primarily the result of a $45.7 million increase in non-interest expense, a $12.1 million increase in the provision for loan losses and a $2.6 million increase in income tax expense partly offset by a $46.6 million increase in net interest income and a $4.7 million increase in non-interest income.
Net interest income for 2019 increased $46.6 million, or 4.8%, compared to 2018. The increase was primarily related to increases in the average yields on loans, taxable securities and interest-bearing deposits combined with increases in the average volumes of loans and both taxable and tax-exempt securities. The impact of these items was partly offset by increases in the average rates paid on and average volumes of interest-bearing deposits and other borrowed funds, a decrease in the average volume of interest bearing deposits (primarily excess reserves held in an interest-bearing account at the Federal Reserve) and a decrease in the average yield on tax-exempt securities. See the analysis of net interest income included in the section captioned “Net Interest Income” elsewhere in this discussion.
The provision for loan losses for 2019 totaled $33.8 million compared to $21.6 million in 2018. See the analysis of the provision for loan losses included in the section captioned “Allowance for Loan Losses” elsewhere in this discussion.
Non-interest income for 2019 increased $4.7 million, or 2.2%, compared to 2018. The increase was primarily due to increases in service charges on deposit accounts, insurance commissions and fees and interchange and debit card transactions fees partly offset by decreases in other non-interest income and other charges, commissions and fees. The increase in service charges on deposit accounts was primarily related to increases in overdraft/insufficient funds charges on consumer and commercial accounts and, to a lesser extent, commercial service charges partly offset by a decrease in consumer service charges. The increase in insurance commissions and fees was primarily related to increased business volumes and market rates partly offset by a decrease in contingent income. The increase in interchange and debit card transaction fees was primarily related to increased transaction volumes. The decrease in other non-interest income was primarily related to decreases in sundry and other miscellaneous income and income from derivative and trading activities, primarily customer related, and a decrease on gains on the sale of foreclosed and other assets partly offset by an increase in public finance underwriting fees, among other things. The decrease in other charges, commissions and fees was primarily related to decreases in processing fees and income from capital markets advisory services, among other things, partly offset by an increase in letter of credit fees, among other things. See the analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for 2019 increased $45.7 million, or 6.9%, compared to 2018. The increase was primarily related to increases in salaries and wages; technology, furniture and equipment expense; employee benefits; net occupancy expense; and other non-interest expense partly offset by a decrease in deposit insurance expense.
The increase in salaries and wages was primarily due to an increase in the number of employees and normal annual merit and market increases and, to a lesser extent, an increase in stock compensation. The increase in technology, furniture and equipment expense was primarily related to an increase in software maintenance/cloud services expense. The increase in employee benefits was primarily related to increases in expenses related to our defined benefit retirement plans, expenses related to our 401(k) plan, medical benefits expense and payroll taxes. The increase in net occupancy expense was primarily related to increases in lease expense and depreciation on leasehold improvements partly offset by decreases in property taxes and utilities expense. The increase in other non-interest expense included increases in advertising/promotions expense; professional services expense; and travel, meals and entertainment; among other things, partly offset by decreases in donations expense; sundry and other miscellaneous expense; and losses on the sale of foreclosed and other assets; among other things. The decrease in deposit insurance expense was primarily related to the termination of the quarterly Deposit Insurance Fund surcharge in the fourth quarter of 2018. See the analysis of these categories of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.
Income tax expense for 2019 increased $2.6 million, or 4.9%, compared to 2018. See the section captioned “Income Taxes” elsewhere in this discussion.
Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $53.1 million during 2019 compared to $49.6 million during 2018. The increase was primarily related to increases in commissions on commercial lines property and casualty policies; benefit plan commissions; and life insurance commissions. The increases in property and casualty commissions and benefit plan commissions were related to increased business volumes and market rates. The increase in life insurance commissions was related to increased business volumes. See the analysis of insurance commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Frost Wealth Advisors
Net income for 2019 decreased $2.1 million, or 9.6%, compared to 2018. The decrease was primarily due a $10.5 million increase in non-interest expense partly offset by a $7.9 million increase in non-interest income.
Non-interest income for 2019 increased $7.9 million, or 5.7%, compared to 2018. The increase was primarily related to an increase in trust and investment management fees, and to a lesser extent, an increase in other charges, commissions and fees. Trust and investment management fee income is the most significant income component for Frost Wealth

Advisors. Investment fees are the most significant component of trust and investment management fees, making up approximately 82% and 83% of total trust and investment management fees for 2019 and 2018. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. The increase in trust and investment management fees during 2019 was primarily the result of increases in trust investment fees due to higher average equity valuations and an increase in the number of accounts. The increase was also partly related to increases in estate fees and oil and gas fees. The increase in other charges, commissions and fees was primarily related to an increase in income related to the sale of money market funds partly offset by decreases in brokerage commissions and income from the sale of annuities and mutual funds. See the analysis of trust and investment management fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for 2019 increased $10.5 million, or 9.2%, compared to 2018. The increase was primarily related to increases in net occupancy expense, other non-interest expense and salaries and wages. The increase in net occupancy expense was partly related to increases in lease overhead allocations. The increase in other non-interest expense was primarily due to increases in platform fees related to investment services; professional service expense; and travel, meals and entertainment expense, among other things. The increase in salaries and wages was primarily due to an increase in the number of employees and normal annual merit and market increases, as well as increases in incentive compensation.
Non-Banks
The Non-Banks operating segment had a net loss of $12.8 million for 2019 compared to a net loss of $12.7 million in 2018. The increased net loss was primarily due to an increase in net interest expense due to increases in the interest rate paid on our long-term borrowings and an increase in other non-interest expense partly offset by decreases in salaries and wages.
Income Taxes
We recognized income tax expense of $55.9 million, for an effective tax rate of 11.2%, in 2019 compared to $53.8 million, for an effective tax rate of 10.6%, in 2018. The effective income tax rates differed from the U.S. statutory federal income tax rate of 21% during 2019 and 2018 primarily due to the effect of tax-exempt income from loans, securities and life insurance policies and certain non-deductible expenses as well as the discrete tax effect associated with stock-based compensation. The increase in the effective tax rate during 2019 compared to 2018 was partly related to an increase in the level of non-deductible compensation and a decrease in the net tax benefits associated with stock-based compensation. See Note 13 - Income Taxes in the accompanying notes to consolidated financial statements elsewhere in this report.

Sources and Uses of Funds
The following table illustrates, during the years presented, the mix of our funding sources and the assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $32.1 billion in 2019 compared to $31.0 billion in 2018.

	2019	2018	2017
Sources of Funds:
Deposits:
Non-interest-bearing	32.3%	34.7%	35.5%
Interest-bearing	50.1	50.1	49.6
Federal funds purchased and repurchase agreements	4.0	3.4	3.2
Long-term debt and other borrowings	0.7	0.8	0.8
Other non-interest-bearing liabilities	1.4	0.5	0.5
Equity capital	11.5	10.5	10.4
Total	100.0%	100.0%	100.0%
Uses of Funds:
Loans	45.0%	43.9%	40.9%
Securities	41.4	38.9	40.2
Federal funds sold, resell agreements and interest-bearing deposits	5.8	10.3	12.0
Other non-interest-earning assets	7.8	6.9	6.9
Total	100.0%	100.0%	100.0%
Deposits continue to be our primary source of funding. Average deposits increased $124.2 million, or 0.5%, in 2019 compared to 2018. Non-interest-bearing deposits remain a significant source of funding, which has been a key factor in maintaining our relatively low cost of funds. Average non-interest-bearing deposits totaled 39.2% of total average deposits in 2019 compared to 40.9% in 2018. Federal prohibitions on the payment of interest on demand deposits were repealed in 2011. Nonetheless, we have not experienced any significant additional costs as a result. Should the market dictate, we may increase the interest rates we pay on some or all of our various interest-bearing deposit products. This could lead to a decrease in the relative proportion of non-interest-bearing deposits to total deposits.
We primarily invest funds in loans and securities. Average securities increased $1.2 billion, or 10.2%, in 2019 compared to 2018 while average loans increased $822.6 million, or 6.0%, in 2019 compared to 2018. Average federal funds sold and resell agreements and interest-bearing deposits decreased $1.4 billion, or 42.1%, in 2019 compared to 2018.

Loans
Year-end loans, including leases net of unearned discounts, consisted of the following:

	2019	Percentage of Total	2018	2017	2016	2015
Commercial and industrial	$5,187,466	35.2%	$5,111,957	$4,792,388	$4,344,000	$4,120,522
Energy:
Production	1,348,900	9.2	1,309,314	1,182,326	971,767	1,249,678
Service	192,996	1.3	168,775	171,795	221,213	272,934
Other	110,986	0.7	124,509	144,972	193,081	235,583
Total energy	1,652,882	11.2	1,602,598	1,499,093	1,386,061	1,758,195
Commercial real estate:
Commercial mortgages	4,594,113	31.1	4,121,966	3,887,742	3,481,157	3,285,041
Construction	1,312,659	8.9	1,267,717	1,066,696	1,043,261	720,695
Land	289,467	2.0	306,755	331,986	311,030	286,991
Total commercial real estate	6,196,239	42.0	5,696,438	5,286,424	4,835,448	4,292,727
Consumer real estate:
Home equity loans	375,596	2.6	353,924	355,342	345,130	340,528
Home equity lines of credit	354,671	2.4	337,168	291,950	264,862	233,525
Other	464,146	3.1	427,898	376,002	326,793	306,696
Total consumer real estate	1,194,413	8.1	1,118,990	1,023,294	936,785	880,749
Total real estate	7,390,652	50.1	6,815,428	6,309,718	5,772,233	5,173,476
Consumer and other	519,332	3.5	569,750	544,466	473,098	434,338
Total loans	$14,750,332	100.0%	$14,099,733	$13,145,665	$11,975,392	$11,486,531
Overview. Year-end total loans increased $650.6 million, or 4.6%, during 2019 compared to 2018. The majority of our loan portfolio is comprised of commercial and industrial loans, energy loans and real estate loans. Commercial and industrial loans made up 35.2% and 36.3% of total loans at December 31, 2019 and 2018 while energy loans made up 11.2% and 11.4% of total loans at both December 31, 2019 and 2018 and real estate loans made up 50.1% and 48.3% of total loans at December 31, 2019 and 2018. Energy loans include commercial and industrial loans, leases and real estate loans to borrowers in the energy industry. Real estate loans include both commercial and consumer balances.
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
Our energy loan portfolio includes loans for production, energy services and other energy loans, which includes private clients, transportation and equipment providers, manufacturers, refiners and traders. The origination process for energy loans is similar to that of commercial and industrial loans. Because, however, of the average loan size, the significance of the portfolio and the specialized nature of the energy industry, our energy lending requires a highly prescriptive underwriting policy. Production loans are secured by proven, developed and producing reserves. Loan proceeds are used for the development and drilling of additional wells, the acquisition of additional production, and/or the acquisition of additional properties to be developed and drilled. Our customers in this sector are generally large, independent, private owner-producers or large corporate producers. These borrowers typically have large capital requirements for drilling and acquisitions, and as such, loans in this portfolio are generally greater than $10 million. Production loans are collateralized by the oil and gas interests of the borrower. Collateral values are determined by the risk-adjusted and limited discounted future net revenue of the reserves. Our valuations take into consideration geographic and reservoir differentials as well as cost structures associated with each borrower. Collateral is calculated at least semi-annually using third party engineer-prepared reserve studies. These reserve studies are conducted using a discount factor and base case assumptions for the current and future value of oil and gas. To qualify as collateral, typically reserves must be proven, developed and producing. For certain borrowers, collateral may include up to 20% proven, non-producing reserves. Loan commitments are limited to 65% of estimated reserve value. Cash flows must be sufficient to amortize the loan commitment within 120% of the half-life of the underlying reserves. Loan commitments generally must also be 100% covered by the risk-adjusted and limited discounted future net revenue of the reserves when stressed at 75% of our base case price assumptions. In addition, the ratio of the borrower's debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") should generally not exceed 350%.
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
Although no balances were outstanding at December 31, 2019 and 2018, in prior years, we have had a small portfolio of loans to refiners where our credit involvement with these customers was through purchases of shared national credit syndications. These borrowers refine crude oil into gasoline, diesel, jet fuel, asphalt and other petrochemicals and are not dependent on drilling or development. All of the borrowers in this portfolio are very large public companies that are important employers in several of our major markets. These borrowers, for the most part, have been long-term customers and we have a strong relationship with these companies and their executive management. There is no new customer origination process for this segment and any outstanding balances are expected to only reflect the needs of these existing relationships.
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
Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing our commercial real estate portfolio are diverse in terms of type and geographic location within Texas. This diversity helps reduce our exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, we avoid financing single-purpose projects unless other underwriting factors are present to help mitigate risk. We also utilize third-party experts to provide insight and guidance about economic conditions and trends affecting market areas we serve. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2019, approximately 43% of the outstanding principal balance of our commercial real estate loans were secured by owner-occupied properties.
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
Commercial and Industrial. Commercial and industrial loans increased $75.5 million, or 1.5%, during 2019 compared to 2018. Our commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with our loan policy guidelines. The commercial and industrial loan portfolio also includes the commercial lease and purchased shared national credits.
Energy. Energy loans include loans to entities and individuals that are engaged in various energy-related activities including (i) the development and production of oil or natural gas, (ii) providing oil and gas field servicing, (iii) providing energy-related transportation services (iv) providing equipment to support oil and gas drilling (v) refining petrochemicals, or (vi) trading oil, gas and related commodities. Energy loans increased $50.3 million, or 3.1%, during 2019 compared to 2018. The average loan size, the significance of the portfolio and the specialized nature of the energy industry requires a highly prescriptive underwriting policy. Exceptions to this policy are rarely granted. Due to the large borrowing requirements of this customer base, the energy loan portfolio includes participations and purchased shared national credits.

Industry Concentrations. As of December 31, 2019 and 2018, other than energy loans, there were no concentrations of loans within any single industry in excess of 10% of total loans, as segregated by Standard Industrial Classification code (“SIC code”). The SIC code system is a federally designed standard industrial numbering system used by us to categorize loans by the borrower’s type of business. The following table summarizes the industry concentrations of our loan portfolio, as segregated by SIC code. Industry concentrations, stated as a percentage of year-end total loans as of December 31, 2019 and 2018, are presented below:

	2019	2018
Industry concentrations:
Energy	11.2%	11.4%
Public finance	5.1	5.4
Medical services	3.9	4.0
Automobile dealers	3.8	2.9
General and specific trade contractors	3.4	3.4
Manufacturing, other	3.1	2.9
Building materials and contractors	3.1	3.2
Services	2.3	2.1
Religion	2.3	2.5
Investor	2.2	2.1
Financial services, consumer credit	2.0	2.3
All other	57.6	57.8
Total loans	100.0%	100.0%
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
The following table provides additional information on our large credit relationships outstanding at year-end.

	2019			2018
	Number of Relationships	Period-End Balances		Number of Relationships	Period-End Balances
		Committed	Outstanding		Committed	Outstanding
Committed amount:
$20.0 million and greater	261	$11,855,203	$6,657,382	247	$10,815,882	$6,236,133
$10.0 million to $19.9 million	179	2,451,804	1,451,453	165	2,296,908	1,395,082
Average amount:
$20.0 million and greater		45,422	25,507		43,789	25,248
$10.0 million to $19.9 million		13,697	8,109		13,921	8,455
Purchased Shared National Credits (“SNCs”). Purchased SNCs are participations purchased from upstream financial organizations and tend to be larger in size than our originated portfolio. Our purchased SNC portfolio totaled $948.8 million at December 31, 2019 increasing $191.3 million, or 25.2%, from $757.5 million at December 31, 2018. At December 31, 2019, 45.6% of outstanding purchased SNCs were related to the energy industry, 17.7% of outstanding purchased SNCs were related to the construction industry and 10.5% of outstanding purchased SNCs were related to the financial services industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the energy and commercial and industrial portfolios, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of our customers. As a matter of policy, we generally only participate in SNCs for companies headquartered in or which have significant operations within our market areas. In addition, we must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.
The following table provides additional information about certain credits within our purchased SNCs portfolio as of year-end.

	2019			2018
	Number of Relationships	Period-End Balances		Number of Relationships	Period-End Balances
		Committed	Outstanding		Committed	Outstanding
Committed amount:
$20.0 million and greater	43	$1,619,398	$804,608	38	$1,431,117	$605,402
$10.0 million to $19.9 million	19	269,974	136,541	18	268,974	149,233
Average amount:
$20.0 million and greater		37,660	18,712		37,661	15,932
$10.0 million to $19.9 million		14,209	7,186		14,943	8,291
Real Estate Loans. Real estate loans increased $575.2 million, or 8.4%, during 2019 compared to 2018. Real estate loans include both commercial and consumer balances. Commercial real estate loans totaled $6.2 billion, or 83.8% of total real estate loans, at December 31, 2019 and $5.7 billion, or 83.6% of total real estate loans, at December 31, 2018. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. Loans secured by owner-occupied properties make up a significant portion of our commercial real estate portfolio. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan.
The following tables summarize our commercial real estate loan portfolio, including commercial real estate loans reported as a component of our energy loan portfolio segment, as segregated by (i) the type of property securing the credit and (ii) the geographic region in which the loans were originated. Property type concentrations are stated as a percentage of year-end total commercial real estate loans as of December 31, 2019 and 2018:

	2019	2018
Property type:
Office building	21.0%	20.9%
Office/warehouse	17.2	16.1
Multifamily	9.9	9.2
Retail	8.1	8.4
Non-farm/non-residential	6.5	5.8
Dealerships	5.3	4.9
Medical offices and services	4.8	4.7
Religious	3.5	4.0
Hotel	3.4	2.6
Strip centers	3.3	3.4
1-4 family construction	2.6	3.2
All other	14.4	16.8
Total commercial real estate loans	100.0%	100.0%

	2019	2018
Geographic region:
San Antonio	27.8%	26.2%
Houston	24.1	23.8
Fort Worth	16.3	16.1
Dallas	14.0	15.4
Austin	9.8	9.1
Rio Grande Valley	3.6	4.8
Permian Basin	2.7	2.7
Corpus Christi	1.7	1.9
Total commercial real estate loans	100.0%	100.0%
Consumer Loans. The consumer loan portfolio at December 31, 2019 increased $25.0 million, or 1.5%, from December 31, 2018. As the following table illustrates, the consumer loan portfolio has two distinct segments, including consumer real estate and consumer and other.

	2019	2018
Consumer real estate:
Home equity loans	$375,596	$353,924
Home equity lines of credit	354,671	337,168
Other	464,146	427,898
Total consumer real estate	1,194,413	1,118,990
Consumer and other	519,332	569,750
Total consumer loans	$1,713,745	$1,688,740
Consumer real estate loans at December 31, 2019 increased $75.4 million, or 6.7%, from December 31, 2018. Combined, home equity loans and lines of credit made up 61.1% and 61.8% of the consumer real estate loan total at December 31, 2019 and 2018, respectively. We offer home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans. In general, we do not originate 1-4 family mortgage loans; however, from time to time, we may invest in such loans to meet the needs of our customers. Under the Tax Cuts and Jobs Act enacted on December 22, 2017, interest on home equity loans and lines of credit is no longer deductible. This change could adversely impact the level of originations and outstanding volumes of home equity loans and lines of credit in the future. The consumer and other loan portfolio at December 31, 2019 decreased $50.4 million, or 8.8%, from December 31, 2018. This portfolio primarily consists of automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents, and other similar types of credit facilities.
Foreign Loans. We make U.S. dollar-denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at December 31, 2019 or 2018.

Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table presents the maturity distribution of our commercial and industrial loans, energy loans and commercial real estate loans at December 31, 2019. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate or LIBOR.

	Due in One Year or Less	After One, but Within Five Years	After Five Years	Total
Commercial and industrial	$2,066,527	$2,240,596	$880,343	$5,187,466
Energy	995,548	643,061	14,273	1,652,882
Commercial real estate:
Buildings, land and other	507,956	2,311,538	2,064,086	4,883,580
Construction	351,449	817,411	143,799	1,312,659
Total	$3,921,480	$6,012,606	$3,102,501	$13,036,587

Loans with fixed interest rates	$427,676	$1,830,400	$1,767,077	$4,025,153
Loans with floating interest rates	3,493,804	4,182,206	1,335,424	9,011,434
Total	$3,921,480	$6,012,606	$3,102,501	$13,036,587
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

Non-Performing Assets and Potential Problem Loans
Non-Performing Assets. Year-end non-performing assets and accruing past due loans were as follows:

	2019	2018	2017	2016	2015
Non-accrual loans:
Commercial and industrial	$26,038	$9,239	$46,186	$31,475	$25,111
Energy	65,761	46,932	94,302	57,571	21,180
Commercial real estate	9,577	15,268	7,589	8,550	35,088
Consumer real estate	922	892	2,109	2,130	1,862
Consumer and other	5	1,408	128	425	226
Total non-accrual loans	102,303	73,739	150,314	100,151	83,467
Restructured loans	6,098	—	4,862	—	—
Foreclosed assets:
Real estate	1,084	1,175	2,116	2,440	2,255
Other	—	—	—	—	—
Total foreclosed assets	1,084	1,175	2,116	2,440	2,255
Total non-performing assets	$109,485	$74,914	$157,292	$102,591	$85,722
Ratio of non-performing assets to:
Total loans and foreclosed assets	0.74%	0.53%	1.20%	0.86%	0.75%
Total assets	0.32	0.23	0.50	0.34	0.30
Accruing past due loans:
30 to 89 days past due	$50,784	$59,595	$93,428	$55,456	$59,480
90 or more days past due	7,421	20,468	14,432	24,864	8,108
Total accruing past due loans	$58,205	$80,063	$107,860	$80,320	$67,588
Ratio of accruing past due loans to total loans:
30 to 89 days past due	0.34%	0.42%	0.71%	0.46%	0.52%
90 or more days past due	0.05	0.15	0.11	0.21	0.07
Total accruing past due loans	0.39%	0.57%	0.82%	0.67%	0.59%
Non-performing assets include non-accrual loans, restructured loans and foreclosed assets. Non-performing assets at December 31, 2019 increased $34.6 million compared to December 31, 2018 reflecting increases in non-accrual commercial and industrial loans and non-accrual energy loans and restructured loans partly offset by a decrease in non-accrual commercial real estate loans. Non-accrual commercial and industrial loans included one credit relationship in excess of $5.0 million totaling $8.4 million at December 31, 2019. This credit relationship was first reported as a potential problem loan during the third quarter of 2019. There were no non-accrual commercial and industrial loans in excess of $5.0 million at December 31, 2018. Non-accrual energy loans included two credit relationships in excess of $5 million totaling $61.7 million at December 31, 2019. This included a single credit relationship totaling $34.0 million that was classified as non-accrual during the third quarter of 2019. The other credit relationship, which totaled $27.7 million at December 31, 2019, was previously reported as non-accrual with an aggregate balance of $37.6 million at December 31, 2018. We charged off $7.5 million related to this credit relationship during 2019. Non-accrual energy loans at December 31, 2018 included one other credit relationship in excess of $5 million totaling $6.4 million. Non-accrual real estate loans primarily consist of land development, 1-4 family residential construction credit relationships and loans secured by office buildings and religious facilities. There were no non-accrual commercial real estate loans in excess of $5.0 million at December 31, 2019. Non-accrual commercial real estate loans included one relationship in excess of $5.0 million totaling $12.2 million at December 31, 2018. This credit relationship was sold during the second quarter of 2019.
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

Foreclosed assets represent property acquired as the result of borrower defaults on loans. Foreclosed assets are recorded at estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for loan losses. Regulatory guidelines require us to reevaluate the fair value of foreclosed assets on at least an annual basis. Our policy is to comply with the regulatory guidelines. Write-downs are provided for subsequent declines in value and are included in other non-interest expense along with other expenses related to maintaining the properties. There were no write-downs of foreclosed assets in 2019 while write-downs totaled $473 thousand and $16 thousand during 2018 and 2017, respectively. There were no significant concentrations of any properties, to which the aforementioned write-downs relate, in any single geographic region.
Accruing past due loans at December 31, 2019 decreased $21.9 million compared to December 31, 2018. The decrease was primarily related to decreases in past due commercial real estate loans (down $9.8 million) and past due commercial and industrial loans (down $7.7 million).
Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At December 31, 2019 and 2018, we had $46.8 million and $63.4 million in loans of this type which are not included in any one of the non-accrual, restructured or 90 days past due loan categories. At December 31, 2019, potential problem loans consisted of ten credit relationships. Of the total outstanding balance at December 31, 2019, 23.8% was related to the restaurant industry, 23.2% was related to the energy industry, 15.4% was related to the real estate industry and 12.9% was related to building contractors. Weakness in these organizations’ operating performance and financial condition, among other factors, have caused us to heighten the attention given to these credits. As such, all of the loans identified as potential problem loans at December 31, 2019 were graded as “substandard - accrual” (risk grade 11). Potential problem loans impact the allocation of our allowance for loan losses as a result of our risk grade based allocation methodology. See Note 3 - Loans in the accompanying consolidated financial statements for details regarding our allowance allocation methodology.
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

On January 1, 2020, we adopted a new accounting standard which replaces the “incurred loss” model for measuring credit losses discussed above with a new “expected loss” model. See Note 20 - Accounting Standard Updates in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data elsewhere in this report for additional details.
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

	2019		2018		2017		2016		2015
	Allowance for Loan Losses	Percentage of Loans in each Category to Total Loans	Allowance for Loan Losses	Percentage of Loans in each Category to Total Loans	Allowance for Loan Losses	Percentage of Loans in each Category to Total Loans	Allowance for Loan Losses	Percentage of Loans in each Category to Total Loans	Allowance for Loan Losses	Percentage of Loans in each Category to Total Loans
Commercial and industrial	$51,593	35.2%	$48,580	36.3%	$59,614	36.4%	$52,915	36.3%	$42,993	35.9%
Energy	37,382	11.2	29,052	11.4	51,528	11.4	60,653	11.6	54,696	15.3
Commercial real estate	31,037	42.0	38,777	40.4	30,948	40.2	30,213	40.4	24,313	37.4
Consumer real estate	4,113	8.1	6,103	7.9	5,657	7.8	4,238	7.8	4,659	7.6
Consumer and other	8,042	3.5	9,620	4.0	7,617	4.2	5,026	3.9	9,198	3.8
Total	$132,167	100.0%	$132,132	100.0%	$155,364	100.0%	$153,045	100.0%	$135,859	100.0%
Allocation of the Allowance for Loan Losses at December 31, 2019 vs. December 31, 2018
The reserve allocated to commercial and industrial loans at December 31, 2019 increased $3.0 million compared to December 31, 2018. The increase was primarily due to increases in specific valuation allowances and historical valuation allowances partly offset by a decrease in macroeconomic valuation allowances. Specific valuation allowances for commercial and industrial loans increased $5.3 million from $2.6 million at December 31, 2018 to $7.8 million at December 31, 2019. The increase included new specific valuation allowances totaling $5.6 million on three credit relationships which had an aggregate outstanding balance totaling $14.0 million at December 31, 2019. Historical valuation allowances increased $3.7 million from $25.4 million at December 31, 2018 to $29.0 million at December 31, 2019. The increase was primarily related to an increase in the volume of non-classified loans graded "watch" (risk grade 9). Classified loans consist of loans having a risk grade of 11, 12 or 13. Classified commercial and industrial loans totaled $79.9 million at December 31, 2019 compared to $78.9 million at December 31, 2018. The weighted-average risk grade of commercial and industrial loans was 6.44 at December 31, 2019 compared to 6.30 at December 31, 2018. Commercial loan net charge-offs totaled $10.1 million during 2019 compared to $22.4 million during 2018. Charge-offs in 2018 included $15.3 million related to four credit relationships. Macroeconomic valuation allowances for commercial and industrial loans decreased $5.7 million from $10.6 million at December 31, 2018 to $4.9 million at December 31, 2019. The decrease was primarily related to a decrease in the general macroeconomic risk allocation (down $5.3 million), as further discussed below, and a decrease in the environmental risk adjustment (down $454 thousand) as a result of a decrease in the environmental adjustment factor.
The reserve allocated to energy loans at December 31, 2019 increased $8.3 million compared to December 31, 2018. As a result, reserves allocated to energy loans as a percentage of total energy loans totaled 2.26% at December 31, 2019 compared to 1.81% at December 31, 2018. This increase was primarily related to increases in specific valuation allowances and, to a lesser extent, macroeconomic valuation allowances, partly offset by decreases in historical valuation allowances and general valuation allowances. Specific valuation allowances for energy loans totaled $20.2 million at December 31, 2019 and related to three credit relationships totaling $62.5 million while specific valuation allowances for energy loans totaled $9.7 million at December 31, 2018 and related to four credit relationships totaling $39.9 million. Macroeconomic valuation allowances related to energy loans increased $397 thousand from $3.7 million at December 31, 2018 to $4.1 million at December 31, 2019, primarily due to an increase in the general macroeconomic risk allocation (up $1.0 million), as further discussed below, partly offset by a decrease in the environmental risk adjustment (down $590 thousand) as a result of decreases in the environmental adjustment factor and the historical loss valuation allowances to which the environmental risk adjustment factor is applied. Historical valuation allowances decreased $1.8 million from $9.7 million at December 31, 2018 to $7.9 million at December 31, 2019. The decrease was partly related to decreases in the historical loss allocation factors for both non-classified energy loans and classified energy loans. The decrease was also partly related to decreases in the volume of classified energy loans graded as "substandard - accrual" (risk grade 11) (down $10.7 million) and non-classified energy loans graded as "watch" (risk grade 9) (down $3.4 million) partly offset by increases in the volume of non-classified energy loans graded as "pass"(risk grades below 9) (up $36.6 million) and "special mention" (risk grade 10) (up $8.9 million). Total classified energy loans increased $8.2 million from $72.4 million at December 31, 2018 to $80.5 million at December 31, 2019. The weighted-average risk grade of energy loans increased to 6.39 at December 31, 2019 from to 6.22 at December 31, 2018. Energy loan net charge-offs totaled $6.1 million during 2019 compared to net charge-offs of $13.1 million during 2018. Charge-offs in 2019 included $7.5 million related to a single credit relationship. We also charged-off $6.0 million related to this credit relationship in 2018 as well as $7.3 million related to two other credit relationships. General valuation allowances decreased $818 thousand from $6.0 million at December 31, 2018 $5.2 million at December 31, 2019. The decrease was primarily related to a decrease in the allocation for highly-leveraged transactions and an increase in the adjustment for recoveries partly offset by an increase in the allocation for excess concentrations.
The reserve allocated to commercial real estate loans at December 31, 2019 decreased $7.7 million compared to December 31, 2018. The decrease was primarily related to decreases in macroeconomic valuation allowances and specific valuation allowances partly offset by an increase in historical valuation allowances. Macroeconomic valuation allowances decreased $6.5 million from $11.0 million at December 31, 2018 to $4.5 million at December 31, 2019. The decrease was primarily related to a decrease in the general macroeconomic risk allocation (down $5.7 million), as further discussed below, and a decrease in the environmental risk adjustment (down $796 thousand), primarily resulting from a decrease in the environmental risk adjustment factor. Specific valuation allowances for commercial real estate loans totaled $383 thousand at December 31, 2019 decreasing $2.2 million from $2.6 million at December 31, 2018. Specific valuation allowances for commercial real estate loans at December 31, 2019 related to two credit relationships totaling $2.4 million. Specific valuation allowances at December 31, 2018 primarily related to a single credit relationship totaling $12.2 million. This relationship was sold during the second quarter of 2019. We recognized net charge-offs totaling $266 thousand in connection with the sale. Historical valuation allowances related to commercial real estate loans increased $1.1 million from $20.8 million at December 31, 2018 to $21.9 million at December 31, 2019. Non-classified commercial real estate loans increased $523.3 million from $5.6 billion at December 31, 2018 to $6.1 billion at December 31, 2019 while classified commercial real estate loans decreased $23.5 million from $118.3 million at December 31, 2018 to $94.8 million at December 31, 2019. The weighted-average risk grade of commercial real estate loans was 7.07 at December 31, 2019 and 7.05 at December 31, 2018. General valuation allowances for commercial real estate loans decreased $165 thousand from $4.4 million at December 31, 2018 to $4.2 million at December 31, 2019.
The reserve allocated to consumer real estate loans at December 31, 2019 decreased $2.0 million compared to December 31, 2018. This decrease was primarily due to a $1.1 million decrease in the general macroeconomic risk allocation, as further discussed below, and a $767 thousand decrease in general valuation allowances, which was primarily related to an increase in the adjustment for recoveries combined with a decrease in the allocation for loans not reviewed by concurrence.
The reserve allocated to consumer and other loans at December 31, 2019 decreased $1.6 million compared to December 31, 2018. The decrease was primarily related to decreases in specific valuation allowances (down $1.4 million), macroeconomic valuation allowances (down $497 thousand) and general valuation allowances (down $396 thousand) partly offset by an increase in historical valuation allowances (up $717 thousand). Specific allocations at December 31, 2018 included $1.4 million related to a single credit relationship of the same amount. The decrease in macroeconomic valuation allowances was primarily related to a decrease in the general macroeconomic risk allocation, as further discussed below, and a decrease in the environmental risk adjustment due to a decrease in the environmental risk adjustment factor. The decrease in general valuation allowances was primarily related to an increase in the adjustment for recoveries combined with a decrease in the allocation for loans not reviewed by concurrence. The increase in historical valuation allowances was primarily due to an increase in the historical loss allocation factor combined with an increase in the volume of consumer loans.
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
Activity in the allowance for loan losses is presented in the following table.

	2019	2018	2017	2016	2015
Balance of allowance for loan losses at beginning of year	$132,132	$155,364	$153,045	$135,859	$99,542
Provision for loan losses	33,759	21,613	35,460	51,673	51,845
Charge-offs:
Commercial and industrial	(14,117)	(26,076)	(20,619)	(15,910)	(11,092)
Energy	(7,500)	(13,940)	(10,595)	(18,644)	(6,000)
Commercial real estate	(1,025)	(619)	(86)	(82)	(657)
Consumer real estate	(3,665)	(2,143)	(925)	(814)	(577)
Consumer and other	(24,725)	(17,197)	(15,579)	(12,878)	(11,246)
Total charge-offs	(51,032)	(59,975)	(47,804)	(48,328)	(29,572)
Recoveries:
Commercial and industrial	3,986	3,688	3,166	3,651	4,557
Energy	1,442	819	586	56	3
Commercial real estate	219	369	832	918	989
Consumer real estate	1,208	605	419	557	486
Consumer and other	10,453	9,649	9,660	8,659	8,009
Total recoveries	17,308	15,130	14,663	13,841	14,044
Net charge-offs	(33,724)	(44,845)	(33,141)	(34,487)	(15,528)
Balance at end of year	$132,167	$132,132	$155,364	$153,045	$135,859
Net loan charge-offs to average loans	0.23%	0.33%	0.27%	0.30%	0.14%
Allowance for loan losses to year-end loans	0.90	0.94	1.18	1.28	1.18
Allowance for loan losses to year-end non-accrual loans	129.19	179.19	103.36	152.81	162.77
Average loans	$14,440,549	$13,617,940	$12,460,148	$11,554,823	$11,267,402
Year-end loans	14,750,332	14,099,733	13,145,665	11,975,392	11,486,531
Year-end non-accrual loans	102,303	73,739	150,314	100,151	83,467
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
The provision for loan losses increased $12.1 million, or 56.2%, in 2019 compared to 2018. The provision for loan losses during 2019 primarily reflects the level of net charge-offs and specific valuation allowances as well as the impact of the overall growth in the loan portfolio since December 31, 2018. Net charge-offs totaled $33.7 million during 2019 compared to $44.8 million during 2018. Specific valuation allowances totaled $28.5 million at December 31, 2019 compared to $16.2 million at December 31, 2018. Classified energy, commercial and industrial and commercial real estate loans totaled $255.2 million at December 31, 2019 compared to $269.6 million at December 31, 2018. The overall weighted-average risk grade of our energy, commercial and industrial and commercial real estate loan portfolios was 6.73 at December 31, 2019 compared to 6.63 at December 31, 2018.
The ratio of the allowance for loan losses to total loans was 0.90% at December 31, 2019 compared to 0.94% at December 31, 2018. Management believes the recorded amount of the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, our estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.
Securities
Year-end securities were as follows:

	2019		2018		2017
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
Held to maturity:
Residential mortgage-backed securities	$530,861	4.0%	$2,737	—%	$3,610	—%
States and political subdivisions	1,497,644	11.2	1,101,820	8.8	1,428,488	12.0
Other	1,500	—	1,500	—	—	—
Total	2,030,005	15.2	1,106,057	8.8	1,432,098	12.0
Available for sale:
U.S. Treasury	1,948,133	14.6	3,427,689	27.4	3,445,153	28.8
Residential mortgage-backed securities	2,207,594	16.6	829,740	6.6	665,086	5.6
States and political subdivisions	7,070,997	53.1	7,087,202	56.6	6,336,209	53.1
Other	42,867	0.3	42,690	0.4	42,561	0.3
Total	11,269,591	84.6	11,387,321	91.0	10,489,009	87.8
Trading:
U.S. Treasury	24,298	0.2	21,928	0.2	19,210	0.2
States and political subdivisions	—	—	2,158	—	1,888	—
Total	24,298	0.2	24,086	0.2	21,098	0.2
Total securities	$13,323,894	100.0%	$12,517,464	100.0%	$11,942,205	100.0%
The following tables summarize the maturity distribution schedule with corresponding weighted-average yields of securities held to maturity and securities available for sale as of December 31, 2019. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 21%. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as available for sale include stock in the Federal Reserve Bank and the Federal Home Loan Bank, which have no maturity date. These securities have been included in the total column only.

	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
Residential mortgage- backed securities	$—	—%	$386	3.58%	$517,112	2.28%	$13,363	2.68%	$530,861	2.29%
States and political subdivisions	11,273	4.23	165,519	3.33	527,907	3.14	792,945	3.57	1,497,644	3.40
Other	1,500	2.57	—	—	—	—	—	—	1,500	2.57
Total	$12,773	4.04	$165,905	3.33	$1,045,019	2.71	$806,308	3.55	$2,030,005	3.11
Available for sale:
U.S. Treasury	$348,885	1.53%	$1,102,170	2.26%	$—	—%	$497,078	2.27%	$1,948,133	2.13%
Residential mortgage- backed securities	385	5.23	77,332	2.37	11,791	4.06	2,118,086	3.11	2,207,594	3.09
States and political subdivisions	160,519	3.01	241,865	3.20	478,800	3.52	6,189,813	3.74	7,070,997	3.69
Other	—	—	—	—	—	—	—	—	42,867	—
Total	$509,789	2.00	$1,421,367	2.43	$490,591	3.53	$8,804,977	3.51	$11,269,591	3.29
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
All mortgage-backed securities included in the above tables were issued by U.S. government agencies and corporations. At December 31, 2019, approximately 99.7% of the securities in our municipal bond portfolio were issued by the State of Texas or political subdivisions or agencies within the State of Texas, of which approximately 69.1% are either guaranteed by the Texas Permanent School Fund, which has a “triple-A” insurer financial strength rating, or secured by U.S. Treasury securities via defeasance of the debt by the issuers. At December 31, 2019, we held general obligation bonds issued by the State of Texas with an aggregate amortized cost of $998.4 million and an aggregate fair value of $1.1 billion. Such amounts were in excess of 10% of our shareholders’ equity at December 31, 2019. At such date, all of these securities were considered "high grade" or better by various credit rating agencies. At December 31, 2019, there were no other holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of our shareholders’ equity.
The average taxable-equivalent yield on the securities portfolio based on a 21% tax rate was 3.40% in 2019 compared to 3.38% in 2018. Tax-exempt municipal securities totaled 62.0% of average securities in 2019 compared to 65.0% in 2018. The average yield on taxable securities was 2.33% in 2019 compared to 2.03% in 2018, while the average taxable-equivalent yield on tax-exempt securities was 4.06% in 2019 compared to 4.11% in 2018. See the section captioned “Net Interest Income” elsewhere in this discussion. The overall growth in the securities portfolio in 2019 was primarily funded by the reinvestment of excess reserves held in an interest-bearing account at the Federal Reserve.
Deposits
The table below presents the daily average balances of deposits by type and weighted-average rates paid thereon during the years presented:

	2019		2018		2017
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Non-interest-bearing demand deposits:
Commercial and individual	$9,829,635		$10,164,396		$10,155,502
Correspondent banks	213,442		205,727		245,759
Public funds	315,339		386,685		418,165
Total	10,358,416		10,756,808		10,819,426
Interest-bearing deposits:
Private accounts:
Savings and interest checking	6,777,473	0.07%	6,667,695	0.08%	6,376,855	0.02%
Money market accounts	7,738,654	0.93	7,645,624	0.77	7,502,494	0.17
Time accounts of $100,000 or more	647,215	1.73	474,472	0.87	446,695	0.26
Time accounts under $100,000	342,692	1.49	325,624	0.71	329,245	0.18
Public funds	548,827	1.31	418,843	1.04	430,203	0.33
Total	16,054,861	0.62	15,532,258	0.49	15,085,492	0.11
Total deposits	$26,413,277	0.38	$26,289,066	0.29	$25,904,918	0.07
Average deposits increased $124.2 million, or 0.5%, in 2019 compared to 2018. The most significant volume growth during 2019 compared to 2018 was in time, interest-bearing public funds, savings and interest checking and money market deposits. This growth was mostly offset by decreases in the volume of non-interest bearing commercial and individual deposits as well as non-interest bearing public funds deposits. The ratio of average interest-bearing deposits to total average deposits was 60.8% in 2019 compared to 59.1% in 2018. The average cost of interest-bearing deposits and total deposits was 0.62% and 0.38% during 2019 compared to 0.49% and 0.29% during 2018. The increase in the average cost of interest-bearing deposits in 2019 as compared to 2018 was related to higher average interest rates paid on most of our interest-bearing deposit products, particularly during the first half of 2019, as a result of higher average market interest rates.

The following table presents the proportion of each component of average non-interest-bearing deposits to the total of such non-interest-bearing deposits during the years presented:

	2019	2018	2017
Commercial and individual	94.9%	94.5%	93.8%
Correspondent banks	2.1	1.9	2.3
Public funds	3.0	3.6	3.9
Total	100.0%	100.0%	100.0%
Average non-interest-bearing deposits decreased $398.4 million, or 3.7%, in 2019 compared to 2018. The decrease was primarily due to a $334.8 million, or 3.3%, decrease in average commercial and individual deposits and a $71.3 million, or 18.5%, decrease in average public fund deposits partly offset by a $7.7 million, or 3.8%, increase in average correspondent bank deposits.
The following table presents the proportion of each component of average interest-bearing deposits to the total of such interest-bearing deposits during the years presented:

	2019	2018	2017
Private accounts:
Savings and interest checking	42.2%	42.9%	42.3%
Money market accounts	48.2	49.2	49.7
Time accounts of $100,000 or more	4.1	3.1	2.9
Time accounts under $100,000	2.1	2.1	2.2
Public funds	3.4	2.7	2.9
Total	100.0%	100.0%	100.0%
Total average interest-bearing deposits increased $522.6 million, or 3.4%, in 2019 compared to 2018 primarily due to a $189.8 million, or 23.7%, increase in average time deposits, a $130.0 million, or 31.0%, increase in average public funds deposits, a $109.8 million, or 1.6%, increase in average savings and interest checking deposits and a $93.0 million, or 1.2%, increase in average money market deposits.
From time to time, we have obtained interest-bearing deposits through brokered transactions including participation in the Certificate of Deposit Account Registry Service (“CDARS”). Brokered deposits were not significant during the reported periods.
Geographic Concentrations. The following table summarizes our average total deposit portfolio, as segregated by the geographic region from which the deposit accounts were originated. Certain accounts, such as correspondent bank deposits and deposits allocated to certain statewide operational units, are recorded at the statewide level.

		Percent		Percent		Percent
	2019	of Total	2018	of Total	2017	of Total
San Antonio	$7,981,160	30.2%	$7,846,388	29.9%	$7,890,139	30.5%
Fort Worth	4,699,142	17.8	4,813,424	18.3	4,784,241	18.5
Houston	4,467,132	16.9	4,578,782	17.4	4,544,448	17.5
Austin	3,285,637	12.5	3,175,030	12.1	3,089,645	11.9
Dallas	2,160,684	8.2	2,157,648	8.2	2,048,712	7.9
Corpus Christi	1,465,586	5.6	1,483,365	5.6	1,458,044	5.6
Permian Basin	1,326,517	5.0	1,232,892	4.7	1,218,402	4.7
Rio Grande Valley	747,713	2.8	744,952	2.8	775,646	3.0
Statewide	279,706	1.0	256,585	1.0	95,641	0.4
Total	$26,413,277	100.0%	$26,289,066	100.0%	$25,904,918	100.0%
Foreign Deposits. Mexico has historically been considered a part of the natural trade territory of our banking offices. Accordingly, U.S. dollar-denominated foreign deposits from sources within Mexico have traditionally been a significant source of funding. Average deposits from foreign sources, primarily Mexico, totaled $774.0 million in 2019 and $737.6 million in 2018.

Short-Term Borrowings
Our primary source of short-term borrowings is federal funds purchased from correspondent banks and repurchase agreements in our natural trade territory, as well as from upstream banks. Federal funds purchased and repurchase agreements totaled $1.7 billion, $1.4 billion and $1.1 billion at December 31, 2019, 2018 and 2017. The maximum amount of these borrowings outstanding at any month-end was $1.7 billion in 2019, $1.4 billion in 2018 and $1.1 billion in 2017. The weighted-average interest rate on federal funds purchased and repurchase agreements was 0.81% at December 31, 2019, 1.33% at December 31, 2018 and 0.23% at December 31, 2017.
The following table presents our average net funding position during the years indicated:

	2019		2018		2017
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Federal funds sold and resell agreements	$245,613	2.25%	$265,085	2.07%	$73,140	1.28%
Federal funds purchased and repurchase agreements	(1,283,381)	1.53	(1,054,915)	0.76	(978,571)	0.16
Net funds position	$(1,037,768)		$(789,830)		$(905,431)
The net funds purchased position increased $247.9 million in 2019 compared to 2018. Average interest-bearing deposits (primarily excess reserves held in an interest-bearing account at the Federal Reserve) totaled $1.6 billion in 2019 compared to $3.0 billion in 2018 and $3.6 billion in 2017. During the reported periods, we have maintained excess liquid funds in interest-bearing deposits with the Federal Reserve rather than federal funds sold in order to capitalize on higher available yields.
Off Balance Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations
The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2019. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Contractual obligations:
Subordinated notes payable	$—	$—	$—	$100,000	$100,000
Junior subordinated deferrable interest debentures	—	—	—	137,115	137,115
Operating leases	28,225	58,988	51,893	283,300	422,406
Deposits with stated maturity dates	891,005	217,591	—	—	1,108,596
	919,230	276,579	51,893	520,415	1,768,117
Other commitments:
Commitments to extend credit	3,641,886	3,490,284	1,044,979	1,128,894	9,306,043
Standby letters of credit	187,176	67,559	5,008	844	260,587
	3,829,062	3,557,843	1,049,987	1,129,738	9,566,630
Total contractual obligations and other commitments	$4,748,292	$3,834,422	$1,101,880	$1,650,153	$11,334,747

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
Commitments to Extend Credit. We enter into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of our commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Commitments to extend credit outstanding at December 31, 2019 are included in the table above.
Standby Letters of Credit. Standby letters of credit are written conditional commitments issued by us to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the customer. Our policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit outstanding at December 31, 2019 are included in the table above.
Trust Accounts. We also hold certain assets in fiduciary or custodial capacity on behalf of our trust customers. The estimated fair value of trust assets was approximately $37.8 billion (including managed assets of $16.4 billion and custody assets of $21.4 billion) at December 31, 2019. These assets were primarily composed of equity securities (50.7% of trust assets), fixed income securities (35.0% of trust assets) and cash equivalents (8.9% of trust assets).
Capital and Liquidity
Capital. Shareholders’ equity totaled $3.9 billion at December 31, 2019 and $3.4 billion at December 31, 2018. In addition to net income of $443.6 million, other sources of capital during 2019 included other comprehensive income, net of tax, of $331.0 million, $20.8 million in proceeds from stock option exercises and $15.9 million related to stock-based compensation. Uses of capital during 2019 included $185.1 million of dividends paid on preferred and common stock, $68.8 million of treasury stock purchases and $14.7 million related to the cumulative effect of a new accounting principle adopted during the first quarter of 2019. See Note 1 - Summary of Significant Accounting Policies.
The accumulated other comprehensive income/loss component of shareholders’ equity totaled a net, after-tax, unrealized gain of $267.4 million at December 31, 2019 compared to a net, after-tax, unrealized loss of $63.6 million at December 31, 2018. The change was primarily due to a $329.4 million net after-tax change in the net unrealized gain/loss on securities available for sale and securities transferred to held to maturity.
Under the Basel III Capital Rules, we elected to opt-out of the requirement to include most components of accumulated other comprehensive income in regulatory capital. Accordingly, amounts reported as accumulated other comprehensive income/loss related to securities available for sale, effective cash flow hedges and defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. See Note 9 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements elsewhere in this report.
We paid quarterly dividends of $0.67, $0.71, $0.71 and $0.71 per common share during the first, second, third and fourth quarters of 2019, respectively, and quarterly dividends of $0.57, $0.67, $0.67 and $0.67 per common share during the first, second, third and fourth quarters of 2018, respectively. This equates to a dividend payout ratio of 40.6% in 2019 and 37.0% in 2018. Under the terms of the junior subordinated deferrable interest debentures that Cullen/Frost has issued to Cullen/Frost Capital Trust II and WNB Capital Trust I, we have the right at any time during the term of the debentures to defer the payment of interest any time or from time to time for an extension period not exceeding 20 consecutive quarterly periods with respect to each extension period. Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our capital stock is subject to certain restrictions during any such extension period. Under the terms of the Series A Preferred Stock, our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our common stock or any of our securities that rank junior to the Series A Preferred Stock is subject to certain restrictions in the event that we do not declare and pay dividends on the Series A Preferred Stock for the most recent dividend period.
Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On July 24, 2019, our board of directors authorized a $100.0 million stock repurchase program, allowing us to repurchase shares of our common stock over a one-year period from time to time at various prices in the open market or through private transactions. Under this plan, we repurchased 202,724 shares at a total cost of $17.2 million during 2019. Under prior stock repurchase programs, we repurchased 496,307 shares at a total cost of $50.0 million during 2019 and 1,027,292 shares at a total cost of $100.0 million during 2018. See Part II, Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, elsewhere in this report.
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
Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of December 31, 2019, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.
Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 9 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements elsewhere in this report regarding such dividends. At December 31, 2019, Cullen/Frost had liquid assets, including cash and resell agreements, totaling $267.1 million.
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
For modeling purposes, as of December 31, 2019, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 1.0% and 2.6%, respectively, relative to the flat-rate case over the next 12 months, while 100 and 175 basis point ratable decreases in interest rates would result in negative variances in net interest income of 1.9% and 6.4%, respectively, relative to the flat-rate case over the next 12 months. The December 31, 2019 model simulations for increased interest rates were impacted by the assumption, for modeling purposes, that we will begin to pay interest on commercial demand deposits (those not already receiving an earnings credit rate) in the first quarter of 2020, as further discussed below. As of December 31, 2018, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 0.3% and 1.5%, respectively, relative to the flat-rate case over the next 12 months, while 100 and 200 basis point ratable decreases in interest rates would result in negative variances in net interest income of 2.7% and 7.5%, respectively, relative to the flat-rate case over the next 12 months. The December 31, 2018 model simulations for increased interest rates were impacted by the assumption, for modeling purposes, that we would begin to pay interest on commercial demand deposits (those not already receiving an earnings credit rate) in the first quarter of 2019, as further discussed below. The likelihood of a decrease in interest rates beyond 175 basis points as of December 31, 2019 was considered to be remote given prevailing interest rate levels.
The model simulations as of December 31, 2019 indicate that our projected balance sheet is more asset sensitive in comparison to our balance sheet as of December 31, 2018. The shift to a more asset sensitive position was primarily due to a decrease in the assumed interest rate paid on projected commercial demand deposits (those not already receiving an earnings credit rate), as further discussed below. The impact of this change in assumptions was partly offset by the effect of a decrease in the relative proportion of interest-bearing deposits and federal funds sold to projected average interest-earning assets. Interest-bearing deposits and federal funds sold are more immediately impacted by changes in interest rates in comparison to our other categories of earning assets.
We do not currently pay interest on a significant portion of our commercial demand deposits. Any interest rate that would ultimately be paid on these commercial demand deposits would likely depend upon a variety of factors, some of which are beyond our control. Our modeling simulation as of December 31, 2019 assumed a moderate pricing structure with regards to interest payments on commercial demand deposits (those not already receiving an earnings credit) with interest payments assumed to begin in the first quarter of 2020. This moderate pricing structure on commercial demand deposits assumes a deposit pricing beta of 25%. The pricing beta is a measure of how much deposit rates reprice, up or down, given a defined change in market rates. Our modeling simulation as of December 31, 2018 assumed a much more aggressive pricing structure with regards to interest payments for commercial demand deposits (those not already receiving and earnings credit) with interest payments assumed to begin in the first quarter of 2019. We modified our assumed pricing structure during 2019 compared to 2018 based upon our market observations during the most recent interest rate cycle.
As of December 31, 2019, the effects of a 200 basis point increase and a 175 basis point decrease in interest rates on our derivative holdings would not result in a significant variance in our net interest income.
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

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cullen/Frost Bankers, Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 4, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.
Allowance for Loan Losses
Description of the Matter
The Company’s loan portfolio totaled $14.8 billion as of December 31, 2019 and the associated allowance for loan losses (ALL) was $132.2 million. As discussed in Notes 1 and 3 to the consolidated financial statements, the ALL is established to absorb inherent losses that have been incurred within the existing portfolio of loans. Management’s estimate of inherent losses within the loan portfolio is established using quantitative, as well as qualitative, considerations. The Company’s methodology to determine the ALL considers quantitative calculations including: specific valuation allowances determined in accordance with ASC Topic 310 based on probable losses on specific loans, historical valuation allowances determined in accordance with ASC topic 450 based on historical loan loss experience for similar loans with similar characteristics and trends, adjusted, as necessary, to reflect the impact of current conditions, and general valuation allowances determined in accordance with ASC Topic 450 based on various risk factors that are internal to the Company. The Company’s ALL methodology also includes qualitative amounts that include macroeconomic valuation allowances based on general economic conditions and other risk factors to the Company. The Company’s methodology for determining the appropriate ALL considers the imprecision inherent in the application of quantitative portions of the ALL. The components of the macroeconomic valuation allowances include an environmental risk adjustment factor, consideration for distressed industries, and current economic trends and other factors.
Auditing management’s estimate of the ALL involved a high degree of subjectivity due to the nature of the macroeconomic valuation allowances included in the ALL. Management’s identification and measurement of the macroeconomic valuation allowances is highly judgmental and could have a significant effect on the ALL.
How We Addressed the Matter in Our Audit
We obtained an understanding of the Company’s process for establishing the ALL, including the macroeconomic valuation allowances of the ALL. We evaluated the design and tested the operating effectiveness of related controls over the reliability and accuracy of data used to calculate and estimate the various components of the ALL, the accuracy of the calculation of the ALL, management’s review and approval of methodologies used to establish the ALL, analysis of changes in various components of the ALL relative to changes in the Company’s loan portfolio and economy and evaluation of the overall reasonableness and appropriateness of the ALL. In doing so, we tested the operating effectiveness of review and approval controls in the Company’s governance process designed to identify and assess the macroeconomic valuation allowances which is meant to measure inherent loan losses associated with factors not captured fully in the other components of the ALL.
To test the reasonableness of the macroeconomic valuation allowances, we performed audit procedures that included, among others testing the appropriateness of the methodologies used by the Company to estimate the ALL, testing the completeness and accuracy of data and information used by the Company in estimating the components of the ALL, evaluating the appropriateness of assumptions used in estimating the macroeconomic valuation allowances, analyzing the changes in assumptions and various components of the ALL relative to changes in the Company’s loan portfolio and the economy and evaluating the appropriateness and level of the macroeconomic valuation allowances. For example, specific to the macroeconomic valuation allowances, we 1) evaluated the inherent limitations of the Company’s quantitative components of the ALL and hence the need for and levels of the macroeconomic valuation allowances; 2) analyzed the changes, assumptions and adjustments made to the macroeconomic valuation allowances; and 3) evaluated the appropriateness and completeness of risk factors used in determining the amount of the macroeconomic valuation allowances. We also evaluated the data and information utilized by management to estimate the macroeconomic valuation allowances by independently obtaining internal and external data and information to assess the appropriateness of the data and information used by management and to consider the existence of new and potentially contradictory information used. In addition, we evaluated the overall ALL amount, inclusive of the adjustments for the macroeconomic valuation allowances, and whether the amount appropriately reflects losses incurred in the loan portfolio as of the consolidated balance sheet date by comparing the overall ALL to those established by similar banking institutions with similar loan portfolios. We also reviewed subsequent events and transactions and considered whether they corroborate or contradict the Company’s conclusion.

We have served as the Company’s auditor since 1969.
San Antonio, Texas
February 4, 2020

Cullen/Frost Bankers, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	December 31,
	2019	2018
Assets:
Cash and due from banks	$581,857	$678,791
Interest-bearing deposits	2,849,950	2,641,971
Federal funds sold and resell agreements	356,374	635,017
Total cash and cash equivalents	3,788,181	3,955,779
Securities held to maturity, at amortized cost	2,030,005	1,106,057
Securities available for sale, at estimated fair value	11,269,591	11,387,321
Trading account securities	24,298	24,086
Loans, net of unearned discounts	14,750,332	14,099,733
Less: Allowance for loan losses	(132,167)	(132,132)
Net loans	14,618,165	13,967,601
Premises and equipment, net	1,011,947	552,330
Goodwill	654,952	654,952
Other intangible assets, net	2,481	3,649
Cash surrender value of life insurance policies	187,156	183,473
Accrued interest receivable and other assets	440,652	457,718
Total assets	$34,027,428	$32,292,966

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$10,873,629	$10,997,494
Interest-bearing deposits	16,765,935	16,151,710
Total deposits	27,639,564	27,149,204
Federal funds purchased and repurchase agreements	1,695,342	1,367,548
Junior subordinated deferrable interest debentures, net of unamortized issuance costs	136,299	136,242
Subordinated notes, net of unamortized issuance costs	98,865	98,708
Accrued interest payable and other liabilities	545,690	172,347
Total liabilities	30,115,760	28,924,049

Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; 6,000,000 Series A shares ($25 liquidation preference) issued in both 2019 and 2018	144,486	144,486
Common stock, par value $0.01 per share; 210,000,000 shares authorized;64,236,306 shares issued in both 2019 and 2018	642	642
Additional paid-in capital	983,250	967,304
Retained earnings	2,667,534	2,440,002
Accumulated other comprehensive income, net of tax	267,370	(63,600)
Treasury stock, at cost; 1,567,302 shares in 2019 and 1,250,464 in 2018.	(151,614)	(119,917)
Total shareholders’ equity	3,911,668	3,368,917
Total liabilities and shareholders’ equity	$34,027,428	$32,292,966
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Interest income:
Loans, including fees	$741,747	$669,002	$534,804
Securities:
Taxable	117,082	86,370	92,979
Tax-exempt	233,842	233,358	222,620
Interest-bearing deposits	35,590	56,968	41,608
Federal funds sold and resell agreements	5,524	5,500	936
Total interest income	1,133,785	1,051,198	892,947
Interest expense:
Deposits	99,742	75,337	17,188
Federal funds purchased and repurchase agreements	19,675	8,021	1,522
Junior subordinated deferrable interest debentures	5,706	5,291	3,955
Other long-term borrowings	4,657	4,657	3,860
Total interest expense	129,780	93,306	26,525
Net interest income	1,004,005	957,892	866,422
Provision for loan losses	33,759	21,613	35,460
Net interest income after provision for loan losses	970,246	936,279	830,962
Non-interest income:
Trust and investment management fees	126,722	119,391	110,675
Service charges on deposit accounts	88,983	85,186	84,182
Insurance commissions and fees	52,345	48,967	46,169
Interchange and debit card transaction fees	14,873	13,877	23,232
Other charges, commissions and fees	37,123	37,231	39,931
Net gain (loss) on securities transactions	293	(156)	(4,941)
Other	43,563	46,790	37,222
Total non-interest income	363,902	351,286	336,470
Non-interest expense:
Salaries and wages	375,029	350,312	337,068
Employee benefits	86,230	77,323	74,575
Net occupancy	89,466	76,788	75,971
Technology, furniture and equipment	91,995	83,102	74,335
Deposit insurance	10,126	16,397	20,128
Intangible amortization	1,168	1,424	1,703
Other	180,665	173,538	175,289
Total non-interest expense	834,679	778,884	759,069
Income before income taxes	499,469	508,681	408,363
Income taxes	55,870	53,763	44,214
Net income	443,599	454,918	364,149
Preferred stock dividends	8,063	8,063	8,063
Net income available to common shareholders	$435,536	$446,855	$356,086

Earnings per common share:
Basic	$6.89	$6.97	$5.56
Diluted	6.84	6.90	5.51
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$443,599	$454,918	$364,149
Other comprehensive income (loss), before tax:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	418,556	(182,340)	157,016
Change in net unrealized gain on securities transferred to held to maturity	(1,292)	(8,818)	(16,193)
Reclassification adjustment for net (gains) losses included in net income	(293)	156	4,941
Total securities available for sale and transferred securities	416,971	(191,002)	145,764
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	(3,644)	(7,225)	(597)
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	5,623	5,002	5,429
Total defined-benefit post-retirement benefit plans	1,979	(2,223)	4,832
Other comprehensive income (loss), before tax	418,950	(193,225)	150,596
Deferred tax expense (benefit)	87,980	(40,578)	46,461
Other comprehensive income (loss), net of tax	330,970	(152,647)	104,135
Comprehensive income	$774,569	$302,271	$468,284
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Balance at January 1, 2017	$144,486	$637	$906,732	$1,985,569	$(24,623)	$(10,273)	$3,002,528
Net income	—	—	—	364,149	—	—	364,149
Other comprehensive income, net of tax	—	—	—	—	104,135	—	104,135
Stock option exercises/stock unit conversions (1,150,920 shares)	—	5	33,616	(10,414)	—	44,539	67,746
Stock-based compensation expense recognized in earnings	—	—	13,013	—	—	—	13,013
Purchase of treasury stock (1,149,555 shares)	—	—	—	—	—	(101,473)	(101,473)
Cash dividends - preferred stock (approximately $1.34 per share)	—	—	—	(8,063)	—	—	(8,063)
Cash dividends - common stock ($2.25 per share)	—	—	—	(144,172)	—	—	(144,172)
Balance at December 31, 2017	144,486	642	953,361	2,187,069	79,512	(67,207)	3,297,863
Cumulative effect of accounting change	—	—	—	(2,285)	—	—	(2,285)
Adjusted beginning balance	144,486	642	953,361	2,184,784	79,512	(67,207)	3,295,578
Net income	—	—	—	454,918	—	—	454,918
Other comprehensive income, net of tax	—	—	—	—	(152,647)	—	(152,647)
Reclassification of certain income tax effects related to the change in the U.S. statutory federal income tax rate under the Tax Cuts and Jobs Act	—	—	—	(9,535)	9,535	—	—
Stock option exercises/stock unit conversions (548,238 shares)	—	—	—	(16,653)	—	48,300	31,647
Stock-based compensation expense recognized in earnings	—	—	13,943	—	—	—	13,943
Purchase of treasury stock (1,037,982 shares)	—	—	—	—	—	(101,010)	(101,010)
Cash dividends – preferred stock (approximately $1.34 per share)	—	—	—	(8,063)	—	—	(8,063)
Cash dividends – common stock ($2.58 per share)	—	—	—	(165,449)	—	—	(165,449)
Balance at December 31, 2018	144,486	642	967,304	2,440,002	(63,600)	(119,917)	3,368,917
Cumulative effect of accounting change	—	—	—	(14,672)	—	—	(14,672)
Adjusted beginning balance	144,486	642	967,304	2,425,330	(63,600)	(119,917)	3,354,245
Net income	—	—	—	443,599	—	—	443,599
Other comprehensive income, net of tax	—	—	—	—	330,970	—	330,970
Stock option exercises/stock unit conversions (399,244 shares)	—	—	—	(16,326)	—	37,096	20,770
Stock-based compensation expense recognized in earnings	—	—	15,946	—	—	—	15,946
Purchase of treasury stock (716,062 shares)	—	—	—	—	—	(68,793)	(68,793)
Cash dividends – preferred stock (approximately $1.34 per share)	—	—	—	(8,063)	—	—	(8,063)
Cash dividends – common stock ($2.80 per share)	—	—	—	(177,006)	—	—	(177,006)
Balance at December 31, 2019	$144,486	$642	$983,250	$2,667,534	$267,370	$(151,614)	$3,911,668
See accompanying Notes to Consolidated Financial Statements

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Operating Activities:
Net income	$443,599	$454,918	$364,149
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	33,759	21,613	35,460
Deferred tax expense (benefit)	7,614	52,923	(14,493)
Accretion of loan discounts	(15,197)	(14,341)	(16,062)
Securities premium amortization (discount accretion), net	115,558	100,528	89,933
Net (gain) loss on securities transactions	(293)	156	4,941
Depreciation and amortization	54,091	50,172	47,812
Net (gain) loss on sale/write-down of assets/foreclosed assets	(5,712)	(5,272)	(4,697)
Stock-based compensation	15,946	13,943	13,013
Net tax benefit from stock-based compensation	2,447	3,865	9,062
Earnings on life insurance policies	(3,683)	(3,380)	(3,190)
Net change in:
Trading account securities	(212)	(2,658)	(3,842)
Lease right-of-use assets	20,124	—	—
Accrued interest receivable and other assets	(15,570)	(85,898)	(55,179)
Accrued interest payable and other liabilities	(18,381)	(24,181)	71,172
Net cash from operating activities	634,090	562,388	538,079
Investing Activities:
Securities held to maturity:
Purchases	(649,326)	(1,500)	—
Maturities, calls and principal repayments	81,762	300,632	783,176
Securities available for sale:
Purchases	(23,306,694)	(18,191,057)	(13,529,192)
Sales	18,660,147	16,806,062	11,963,359
Maturities, calls and principal repayments	4,694,927	221,906	1,328,143
Proceeds from sale of loans	24,036	21,318	—
Net change in loans	(693,587)	(1,008,789)	(1,187,631)
Benefits received on life insurance policies	—	384	597
Proceeds from sales of premises and equipment	8,038	13,628	4,525
Purchases of premises and equipment	(206,716)	(79,270)	(34,089)
Proceeds from sales of repossessed properties	663	3,366	517
Net cash from investing activities	(1,386,750)	(1,913,320)	(670,595)
Financing Activities:
Net change in deposits	490,360	276,815	1,060,814
Net change in short-term borrowings	327,794	219,724	170,832
Proceeds from issuance of subordinated notes	—	—	98,434
Principal payments on subordinated notes	—	—	(100,000)
Proceeds from stock option exercises	20,770	31,647	67,746
Purchase of treasury stock	(68,793)	(101,010)	(101,473)
Cash dividends paid on preferred stock	(8,063)	(8,063)	(8,063)
Cash dividends paid on common stock	(177,006)	(165,449)	(144,172)
Net cash from financing activities	585,062	253,664	1,044,118
Net change in cash and cash equivalents	(167,598)	(1,097,268)	911,602
Cash and cash equivalents at beginning of year	3,955,779	5,053,047	4,141,445
Cash and cash equivalents at end of year	$3,788,181	$3,955,779	$5,053,047
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
Acquisitions are accounted for using the purchase method with the operating results of the acquired companies included with our results of operations since their respective dates of acquisition.
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
We were required to have $918.0 million and $447.9 million of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at December 31, 2019 and 2018. Additionally, as of December 31, 2019 and 2018, we had $37.5 million and $10.0 million in cash collateral on deposit with other financial institution counterparties to interest rate swap transactions.

Cash Flow Reporting. Cash and cash equivalents include cash, deposits with other financial institutions that have an initial maturity of less than 90 days when acquired by us, federal funds sold and resell agreements. Net cash flows are reported for loans, deposit transactions and short-term borrowings. Additional cash flow information was as follows:

	Year Ended December 31,
	2019	2018	2017
Cash paid for interest	$124,781	$89,270	$24,371
Cash paid for income tax	45,352	5,112	56,359
Significant non-cash transactions:
Transfer of securities from available for sale to held to maturity	377,812	—	—
Unsettled purchases/sales of securities	—	330	37,481
Loans foreclosed and transferred to other real estate owned and foreclosed assets	1,348	2,899	279
Loans to facilitate the sale of other real estate owned	847	—	—
Lease right-of-use assets obtained in exchange for lessee operating lease liabilities	319,286	—	—

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
Interest income on securities includes amortization of purchase premiums and discounts. Premiums and discounts on securities are generally amortized using the interest method with a constant effective yield without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Premiums on callable securities are amortized to their earliest call date. Prior to the adoption of a new accounting standard in 2019, as further discussed below, premiums on callable securities were amortized to their respective maturity dates unless such securities were included in pools for the purposes of assessing prepayment expectations.
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
We lease certain office facilities and office equipment under operating leases. We also own certain office facilities which we lease to outside parties under operating lessor leases; however, such leases are not significant. In 2019, we adopted certain accounting standard updates related to accounting for leases as further discussed below. Under the new standards, for operating leases other than those considered to be short-term, we recognize lease right-of-use assets and related lease liabilities. Such amounts are reported as components of premises and equipment and accrued interest payable and other liabilities, respectively, on our accompanying consolidated balance sheet. We do not recognize short-term operating leases on our balance sheet. A short-term operating lease has an original term of 12 months or less and does not have a purchase option that is likely to be exercised.
In recognizing lease right-of-use assets and related lease liabilities, we account for lease and non-lease components (such as taxes, insurance, and common area maintenance costs) separately as such amounts are generally readily determinable under our lease contracts. Lease payments over the expected term are discounted using our incremental borrowing rate referenced to the Federal Home Loan Bank Secure Connect advance rates for borrowings of similar term. We also consider renewal and termination options in the determination of the term of the lease. If it is reasonably certain that a renewal or termination option will be exercised, the effects of such options are included in the determination of the expected lease term. Generally, we cannot be reasonably certain about whether or not we will renew a lease until such time the lease is within the last two years of the existing lease term. However, renewal options related to our regional headquarters facilities or operations centers are evaluated on a case-by-case basis, typically in advance of such time frame. When we are reasonably certain that a renewal option will be exercised, we measure/remeasure the right-of-use asset and related lease liability using the lease payments specified for the renewal period or, if such amounts are unspecified, we generally assume an increase (evaluated on a case-by-case basis in light of prevailing market conditions) in the lease payment over the final period of the existing lease term.
Foreclosed Assets. Assets acquired through or instead of loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. Costs after acquisition are generally expensed. If the fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. Foreclosed assets are included in other assets in the accompanying consolidated balance sheets and totaled $1.1 million and $1.2 million at December 31, 2019 and 2018.
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
On January 1, 2019, we adopted certain accounting standard updates related to accounting for leases, primarily Accounting Standards Update (“ASU”) 2016-02 “Leases (Topic 842)” and subsequent updates. Among other things, these updates require lessees to recognize a lease liability, measured on a discounted basis, related to the lessee's obligation to make lease payments arising under a lease contract; and a right-of-use asset related to the lessee’s right to use, or control the use of, a specified asset for the lease term. The updates did not significantly change lease accounting requirements applicable to lessors and did not significantly impact our financial statements in relation to contracts whereby we act as a lessor. We adopted the updates using a modified-retrospective transition approach and recognized right-of-use lease assets and related lease liabilities totaling $170.5 million and $174.4 million, respectively, as of January 1, 2019. We elected to apply certain practical adoption expedients provided under the updates whereby we did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. We did not elect to apply the recognition requirements of the updates to any short-term leases. See Note 4 - Premises and Equipment and Lease Commitments.
On January 1, 2019, we also adopted ASU 2017-08 “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium to require such premiums to be amortized to the earliest call date unless applicable guidance related to certain pools of securities is applied to consider estimated prepayments. Under prior guidance, entities were generally required to amortize premiums on individual, non-pooled callable debt securities as a yield adjustment over the contractual life of the security. ASU 2017-08 does not change the accounting for callable debt securities held at a discount. Upon adoption, using a modified retrospective transition adoption approach, we recognized a cumulative effect reduction to retained earnings totaling $14.7 million. Premium amortization expense for 2019 was approximately $5.2 million higher than what would have been the case had we continued to amortize the affected securities to their respective maturity dates.
On January 1, 2018, we adopted ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” In accordance with ASU 2018-02, we elected to reclassify certain income tax effects related to the change in the U.S. statutory federal income tax rate under the Tax Cuts and Jobs Act, which was enacted on December 22, 2017 (see Note 13 - Income Taxes), from accumulated other comprehensive income to retained earnings. Such amounts, which totaled $9.5 million, related to a net actuarial loss on defined benefit post-retirement plans and unrealized gains on securities available for sale and securities transferred to held to maturity. See Note 14 - Other Comprehensive Income (Loss). Notwithstanding this election made in accordance with ASU 2018-02, our policy is to release such income tax effects only when the entire portfolio to which the underlying transactions relate is liquidated, sold or extinguished.
On January 1, 2018, we also adopted, ASU 2014-09, "Revenue from Contracts with Customers (Topic 606).” Using a modified retrospective transition approach for contracts that were not complete as of our adoption, we recognized a cumulative effect reduction to beginning retained earnings totaling $2.3 million. The amount was related to certain revenue streams within trust and investment management fees. Additionally, based on our underlying contracts, ASU 2014-09 requires us to report network costs associated with debit card and ATM transactions netted against the related fee income from such transactions. Previously, such network costs were reported as a component of other non-interest expense. For 2019 and 2018, gross interchange and debit card transaction fees totaled $27.8 million and $25.8 million, respectively, while related network costs totaled $12.9 million and $11.9 million, respectively. On a net basis, we reported $14.9 million and $13.9 million as interchange and debit card transaction fees in the accompanying Consolidated Statement of Income for 2019 and 2018, respectively. For 2017, we reported interchange and debit card transaction fees totaling $23.2 million on a gross basis in the accompanying Consolidated Statement of Income while related network cost totaling $11.9 million was reported as a component of other non-interest expense. ASU 2014-09 also required us to change the way we recognize certain recurring revenue streams reported as components of trust and investment management fees, insurance commissions and fees and other categories of non-interest income, however, such changes were not significant to our financial statements.

Note 2 - Securities
Securities. Year-end securities held to maturity and available for sale consisted of the following:

	2019				2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity:
Residential mortgage-backed securities	$530,861	$22	$9,365	$521,518	$2,737	$8	$85	$2,660
States and political subdivisions	1,497,644	28,909	896	1,525,657	1,101,820	11,525	552	1,112,793
Other	1,500	—	—	1,500	1,500	—	—	1,500
Total	$2,030,005	$28,931	$10,261	$2,048,675	$1,106,057	$11,533	$637	$1,116,953
Available for Sale:
U.S. Treasury	$1,941,283	$18,934	$12,084	$1,948,133	$3,455,417	$1,772	$29,500	$3,427,689
Residential mortgage-backed securities	2,176,275	32,608	1,289	2,207,594	823,208	13,079	6,547	829,740
States and political subdivisions	6,717,344	353,857	204	7,070,997	7,089,132	70,760	72,690	7,087,202
Other	42,867	—	—	42,867	42,690	—	—	42,690
Total	$10,877,769	$405,399	$13,577	$11,269,591	$11,410,447	$85,611	$108,737	$11,387,321

All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. At December 31, 2019, approximately 99.7% of the securities in our municipal bond portfolio were issued by the State of Texas or political subdivisions or agencies within the State of Texas, of which approximately 69.1% are either guaranteed by the Texas Permanent School Fund, which has a “triple-A” insurer financial strength rating, or are secured by U.S. Treasury securities via defeasance of the debt by the issuers. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the table above. The carrying value of securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $3.9 billion at December 31, 2019 and $3.8 billion December 31, 2018.
From time to time, we have reclassified certain securities from available for sale to held to maturity. During 2019, we reclassified securities with an aggregate fair value of $377.8 million and an aggregate net unrealized gain of $3.3 million ($2.6 million, net of tax) on the date of the transfer. The net unamortized, unrealized gain remaining on transferred securities, including those transferred in 2019 and in years prior, included in accumulated other comprehensive income in the accompanying balance sheet totaled $4.8 million ($3.8 million, net of tax) at December 31, 2019 and $2.7 million ($2.2 million, net of tax) at December 31, 2018. This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities.
Unrealized Losses. Year-end securities with unrealized losses, segregated by length of impairment, were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
2019
Held to Maturity:
Residential mortgage-backed securities	$519,099	$9,361	$408	$4	$519,507	$9,365
States and political subdivisions	371,434	896	—	—	371,434	896
Total	$890,533	$10,257	$408	$4	$890,941	$10,261
Available for Sale:
U.S. Treasury	$636,999	$12,070	$199,980	$14	$836,979	$12,084
Residential mortgage-backed securities	276,249	782	31,456	507	307,705	1,289
States and political subdivisions	59,678	204	—	—	59,678	204
Total	$972,926	$13,056	$231,436	$521	$1,204,362	$13,577

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
2018
Held to Maturity:
Residential mortgage-backed securities	$—	$—	$2,034	$85	$2,034	$85
States and political subdivisions	205,686	541	5,952	11	211,638	552
Total	$205,686	$541	$7,986	$96	$213,672	$637
Available for Sale:
U.S. Treasury	$—	$—	$3,139,639	$29,500	$3,139,639	$29,500
Residential mortgage-backed securities	152,682	205	213,982	6,342	366,664	6,547
States and political subdivisions	1,136,322	7,026	2,058,048	65,664	3,194,370	72,690
Total	$1,289,004	$7,231	$5,411,669	$101,506	$6,700,673	$108,737

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
Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time we expect to receive full value for the securities. Furthermore, as of December 31, 2019, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. Any unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2019, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in our consolidated income statement.
Contractual Maturities. The amortized cost and estimated fair value of securities, excluding trading securities, at December 31, 2019 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities and equity securities are shown separately since they are not due at a single maturity date.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$12,773	$12,847	$508,575	$509,404
Due after one year through five years	165,519	169,970	1,317,774	1,344,035
Due after five years through ten years	527,907	541,249	451,885	478,800
Due after ten years	792,945	803,091	6,380,393	6,686,891
Residential mortgage-backed securities	530,861	521,518	2,176,275	2,207,594
Equity securities	—	—	42,867	42,867
Total	$2,030,005	$2,048,675	$10,877,769	$11,269,591

Sales of Securities. Sales of securities available for sale were as follows:

	2019	2018	2017
Proceeds from sales	$18,660,147	$16,806,062	$11,963,359
Gross realized gains	930	3	1
Gross realized losses	(637)	(159)	(4,942)
Tax benefit (expense) related to securities gains/losses	(62)	33	1,729

Premiums and Discounts. Premium amortization and discount accretion included in interest income on securities was as follows:

	2019	2018	2017
Premium amortization	$(120,785)	$(108,483)	$(97,841)
Discount accretion	5,227	7,955	7,908
Net (premium amortization) discount accretion	$(115,558)	$(100,528)	$(89,933)

Trading Account Securities. Year-end trading account securities, at estimated fair value, were as follows:

	2019	2018
U.S. Treasury	$24,298	$21,928
States and political subdivisions	—	2,158
Total	$24,298	$24,086

Net gains and losses on trading account securities were as follows:

	2019	2018	2017
Net gain on sales transactions	$2,173	$1,816	$1,408
Net mark-to-market gains (losses)	(176)	105	(43)
Net gain on trading account securities	$1,997	$1,921	$1,365

Note 3 - Loans
Year-end loans, including leases net of unearned discounts, consisted of the following:

	2019	2018
Commercial and industrial	$5,187,466	$5,111,957
Energy:
Production	1,348,900	1,309,314
Service	192,996	168,775
Other	110,986	124,509
Total energy	1,652,882	1,602,598
Commercial real estate:
Commercial mortgages	4,594,113	4,121,966
Construction	1,312,659	1,267,717
Land	289,467	306,755
Total commercial real estate	6,196,239	5,696,438
Consumer real estate:
Home equity loans	375,596	353,924
Home equity lines of credit	354,671	337,168
Other	464,146	427,898
Total consumer real estate	1,194,413	1,118,990
Total real estate	7,390,652	6,815,428
Consumer and other	519,332	569,750
Total loans	$14,750,332	$14,099,733

Concentrations of Credit. Most of our lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio, as well as other markets. The majority of our loan portfolio consists of commercial and industrial and commercial real estate loans. As of December 31, 2019 and 2018, there were no concentrations of loans related to any single industry in excess of 10% of total loans other than energy loans, which totaled 11.2% and 11.4% of total loans at such dates, respectively. Unfunded commitments to extend credit and standby letters of credit issued to customers in the energy industry totaled $1.2 billion and $75.5 million, respectively, as of December 31, 2019.
Foreign Loans. We have U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at December 31, 2019 or 2018.
Overdrafts. Deposit account overdrafts reported as loans totaled $9.0 million and $8.5 million at December 31, 2019 and 2018.
Related Party Loans. In the ordinary course of business, we have granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”). Activity in related party loans during 2019 is presented in the following table. Other changes were primarily related to changes in related-party status.

Balance outstanding at December 31, 2018	$256,056
Principal additions	304,407
Principal reductions	(257,687)
Other changes	(4,248)
Balance outstanding at December 31, 2019	$298,528

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
Year-end non-accrual loans, segregated by class of loans, were as follows:

	2019	2018
Commercial and industrial	$26,038	$9,239
Energy	65,761	46,932
Commercial real estate:
Buildings, land and other	8,912	15,268
Construction	665	—
Consumer real estate	922	892
Consumer and other	5	1,408
Total	$102,303	$73,739

Had non-accrual loans performed in accordance with their original contract terms, we would have recognized additional interest income, net of tax, of approximately $3.9 million in 2019, $5.2 million in 2018 and $3.7 million in 2017.
An age analysis of past due loans (including both accruing and non-accruing loans), segregated by class of loans, as of December 31, 2019 was as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and industrial	$25,474	$21,268	$46,742	$5,140,724	$5,187,466	$3,430
Energy	6,136	62,566	68,702	1,584,180	1,652,882	85
Commercial real estate:
Buildings, land and other	12,384	2,725	15,109	4,868,471	4,883,580	967
Construction	195	1,066	1,261	1,311,398	1,312,659	402
Consumer real estate	7,442	2,129	9,571	1,184,842	1,194,413	1,425
Consumer and other	4,476	1,112	5,588	513,744	519,332	1,112
Total	$56,107	$90,866	$146,973	$14,603,359	$14,750,332	$7,421

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

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
2019
Commercial and industrial	$30,909	$11,588	$12,772	$24,360	$7,849	$14,913
Energy	87,103	2,764	62,480	65,244	20,246	53,563
Commercial real estate:
Buildings, land and other	9,252	6,255	2,354	8,609	383	13,690
Construction	697	665	—	665	—	354
Consumer real estate	570	570	—	570	—	547
Consumer and other	5	—	5	5	5	1,285
Total	$128,536	$21,842	$77,611	$99,453	$28,483	$84,352
2018
Commercial and industrial	$9,094	$2,842	$4,287	$7,129	$2,558	$18,246
Energy	67,900	6,817	39,890	46,707	9,671	75,453
Commercial real estate:
Buildings, land and other	15,774	2,168	12,517	14,685	2,599	12,799
Construction	—	—	—	—	—	—
Consumer real estate	293	293	—	293	—	704
Consumer and other	1,475	—	1,407	1,407	1,407	925
Total	$94,536	$12,120	$58,101	$70,221	$16,235	$108,127
2017
Commercial and industrial	$60,781	$28,038	$15,722	$43,760	$7,553	$30,073
Energy	99,606	33,080	61,162	94,242	13,267	76,492
Commercial real estate:
Buildings, land and other	10,795	6,394	—	6,394	—	6,164
Construction	—	—	—	—	—	—
Consumer real estate	1,214	1,214	—	1,214	—	1,167
Consumer and other	—	—	—	—	—	11
Total	$172,396	$68,726	$76,884	$145,610	$20,820	$113,907

Troubled Debt Restructurings. The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules, reductions in collateral and other actions intended to minimize potential losses. Troubled debt restructurings that occurred during 2019, 2018 and 2017 are set forth in the following table.

	2019		2018		2017
	Balance at Restructure	Balance at Year-end	Balance at Restructure	Balance at Year-end	Balance at Restructure	Balance at Year-end
Commercial and industrial	$3,845	$2,161	$2,203	$—	$4,026	$3,766
Energy	—	—	13,708	—	56,096	54,330
Commercial real estate:
Buildings, land and other	9,457	9,393	—	—	—	—
Construction	—	—	—	—	388	388
Consumer real estate	124	120	—	—	—	—
	$13,426	$11,674	$15,911	$—	$60,510	$58,484

Loan modifications are typically related to extending amortization periods, converting loans to interest only for a limited period of time, deferral of interest payments, waiver of certain covenants, consolidating notes and/or reducing collateral or interest rates. The modifications during the reported periods did not significantly impact our determination of the allowance for loan losses.
Additional information related to restructured loans was as follows:

	2019	2018	2017
Restructured loans past due in excess of 90 days at period-end:
Number of loans	4	—	1
Dollar amount of loans	$3,340	$—	$43,137
Restructured loans on non-accrual status at period end	5,576	—	53,622
Charge-offs of restructured loans:
Recognized in connection with restructuring	—	—	—
Recognized on previously restructured loans	1,500	7,650	9,951
Proceeds from sale of restructured loans	—	15,750	—

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

In monitoring credit quality trends in the context of assessing the appropriate level of the allowance for loan losses, we monitor portfolio credit quality by the weighted-average risk grade of each class of commercial loan. Individual relationship managers, under the oversight of credit administration, review updated financial information for all pass grade loans to reassess the risk grade on at least an annual basis. When a loan has a risk grade of 9, it is still considered a pass grade loan; however, it is considered to be on management’s “watch list,” where a significant risk-modifying action is anticipated in the near term. When a loan has a risk grade of 10 or higher, a special assets officer monitors the loan on an on-going basis. The following tables present weighted average risk grades for all commercial loans by class.

	December 31, 2019		December 31, 2018
	Weighted Average Risk Grade	Loans	Weighted Average Risk Grade	Loans
Commercial and industrial
Risk grades 1-8	6.17	$4,788,857	6.12	$4,862,275
Risk grade 9	9.00	247,212	9.00	112,431
Risk grade 10	10.00	71,472	10.00	58,328
Risk grade 11	11.00	53,887	11.00	69,684
Risk grade 12	12.00	18,189	12.00	6,681
Risk grade 13	13.00	7,849	13.00	2,558
Total	6.44	$5,187,466	6.30	$5,111,957
Energy
Risk grades 1-8	5.90	$1,488,301	5.76	$1,451,673
Risk grade 9	9.00	32,163	9.00	35,565
Risk grade 10	10.00	51,898	10.00	43,001
Risk grade 11	11.00	14,760	11.00	25,427
Risk grade 12	12.00	45,514	12.00	37,261
Risk grade 13	13.00	20,246	13.00	9,671
Total	6.39	$1,652,882	6.22	$1,602,598
Commercial real estate:
Buildings, land and other
Risk grades 1-8	6.78	$4,523,271	6.76	$4,143,264
Risk grade 9	9.00	163,714	9.00	109,660
Risk grade 10	10.00	103,626	10.00	62,353
Risk grade 11	11.00	84,057	11.00	98,176
Risk grade 12	12.00	8,529	12.00	12,669
Risk grade 13	13.00	383	13.00	2,599
Total	7.01	$4,883,580	6.98	$4,428,721
Construction
Risk grades 1-8	7.25	$1,274,098	7.13	$1,177,260
Risk grade 9	9.00	21,509	9.00	60,754
Risk grade 10	10.00	15,243	10.00	24,877
Risk grade 11	11.00	1,144	11.00	4,826
Risk grade 12	12.00	665	12.00	—
Risk grade 13	13.00	—	13.00	—
Total	7.31	$1,312,659	7.29	$1,267,717

We have established maximum loan to value standards to be applied during the origination process of commercial and consumer real estate loans. We do not subsequently monitor loan-to-value ratios (either individually or on a weighted-average basis) for loans that are subsequently considered to be of a pass grade (grades 9 or better) and/or current with respect to principal and interest payments. As stated above, when an individual commercial real estate loan has a calculated risk grade of 10 or higher, a special assets officer analyzes the loan to determine whether the loan is impaired. At that time, we reassess the loan to value position in the loan. If the loan is determined to be impaired and collateral dependent, specific allocations of the allowance for loan losses are made for the amount of any collateral deficiency. If a collateral deficiency is ultimately deemed to be uncollectible, the amount is charged-off. These loans and related assessments of collateral position are monitored on an individual, case-by-case basis. We do not monitor loan-to-value ratios on a weighted-average portfolio-basis for commercial real estate loans having a calculated risk grade of 10 or higher as excess collateral from one borrower cannot be used to offset a collateral deficit for another borrower. When an individual consumer real estate loan becomes past due by more than 10 days, the assigned relationship manager will begin collection efforts. We only reassess the loan to value position in a consumer real estate loan if, during the course of the collections process, it is determined that the loan has become impaired and collateral dependent, and any collateral deficiency is recognized as a charge-off to the allowance for loan losses. Accordingly, we do not monitor loan-to-value ratios on a weighted-average basis for collateral dependent consumer real estate loans.
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
Net (charge-offs)/recoveries, segregated by class of loan, were as follows:

	2019	2018	2017
Commercial and industrial	$(10,131)	$(22,388)	$(17,453)
Energy	(6,058)	(13,121)	(10,009)
Commercial real estate:
Buildings, land and other	(830)	(263)	735
Construction	24	13	11
Consumer real estate	(2,457)	(1,538)	(506)
Consumer and other	(14,272)	(7,548)	(5,919)
Total	$(33,724)	$(44,845)	$(33,141)

In assessing the general economic conditions in the State of Texas, management monitors and tracks the Texas Leading Index (“TLI”), which is produced by the Federal Reserve Bank of Dallas. The TLI is a single summary statistic that is designed to signal the likelihood of the Texas economy’s transition from expansion to recession and vice versa. Management believes this index provides a reliable indication of the direction of overall credit quality. The TLI is a composite of the following eight leading indicators: (i) Texas Value of the Dollar, (ii) U.S. Leading Index, (iii) real oil prices (iv) well permits, (v) initial claims for unemployment insurance, (vi) Texas Stock Index, (vii) Help-Wanted Index and (viii) average weekly hours worked in manufacturing. The TLI totaled 128.8 at November 30, 2019 (most recent date available) and 126.4 at December 31, 2018. A higher TLI value implies more favorable economic conditions.

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
The following table presents details of the allowance for loan losses, segregated by loan portfolio segment.

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
December 31, 2019
Historical valuation allowances	$29,015	$7,873	$21,947	$2,690	$7,562	$69,087
Specific valuation allowances	7,849	20,246	383	—	5	28,483
General valuation allowances	9,840	5,196	4,201	904	(409)	19,732
Macroeconomic valuation allowances	4,889	4,067	4,506	519	884	14,865
Total	$51,593	$37,382	$31,037	$4,113	$8,042	$132,167
December 31, 2018
Historical valuation allowances	$25,351	$9,697	$20,817	$2,688	$6,845	$65,398
Specific valuation allowances	2,558	9,671	2,599	—	1,407	16,235
General valuation allowances	10,062	6,014	4,366	1,671	(13)	22,100
Macroeconomic valuation allowances	10,609	3,670	10,995	1,744	1,381	28,399
Total	$48,580	$29,052	$38,777	$6,103	$9,620	$132,132

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
Our recorded investment in loans related to each balance in the allowance for loan losses by portfolio segment and detailed on the basis of the impairment methodology we used was as follows:

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
December 31, 2019
Individually evaluated	$24,360	$65,244	$9,274	$570	$5	$99,453
Collectively evaluated	5,163,106	1,587,638	6,186,965	1,193,843	519,327	14,650,879
Total	$5,187,466	$1,652,882	$6,196,239	$1,194,413	$519,332	$14,750,332
December 31, 2018
Individually evaluated	$7,129	$46,707	$14,685	$293	$1,407	$70,221
Collectively evaluated	5,104,828	1,555,891	5,681,753	1,118,697	568,343	14,029,512
Total	$5,111,957	$1,602,598	$5,696,438	$1,118,990	$569,750	$14,099,733

The following table details activity in the allowance for loan losses by portfolio segment for 2019, 2018 and 2017. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
2019
Beginning balance	$48,580	$29,052	$38,777	$6,103	$9,620	$132,132
Provision for loan losses	13,144	14,388	(6,934)	467	12,694	33,759
Charge-offs	(14,117)	(7,500)	(1,025)	(3,665)	(24,725)	(51,032)
Recoveries	3,986	1,442	219	1,208	10,453	17,308
Net charge-offs	(10,131)	(6,058)	(806)	(2,457)	(14,272)	(33,724)
Ending balance	$51,593	$37,382	$31,037	$4,113	$8,042	$132,167
Allocated to loans:
Individually evaluated for impairment	$7,849	$20,246	$383	$—	$5	$28,483
Collectively evaluated for impairment	43,744	17,136	30,654	4,113	8,037	103,684
Ending balance	$51,593	$37,382	$31,037	$4,113	$8,042	$132,167
2018
Beginning balance	$59,614	$51,528	$30,948	$5,657	$7,617	$155,364
Provision for loan losses	11,354	(9,355)	8,079	1,984	9,551	21,613
Charge-offs	(26,076)	(13,940)	(619)	(2,143)	(17,197)	(59,975)
Recoveries	3,688	819	369	605	9,649	15,130
Net charge-offs	(22,388)	(13,121)	(250)	(1,538)	(7,548)	(44,845)
Ending balance	$48,580	$29,052	$38,777	$6,103	$9,620	$132,132
Allocated to loans:
Individually evaluated for impairment	$2,558	$9,671	$2,599	$—	$1,407	$16,235
Collectively evaluated for impairment	46,022	19,381	36,178	6,103	8,213	115,897
Ending balance	$48,580	$29,052	$38,777	$6,103	$9,620	$132,132
2017
Beginning balance	$52,915	$60,653	$30,213	$4,238	$5,026	$153,045
Provision for loan losses	24,152	884	(11)	1,925	8,510	35,460
Charge-offs	(20,619)	(10,595)	(86)	(925)	(15,579)	(47,804)
Recoveries	3,166	586	832	419	9,660	14,663
Net charge-offs	(17,453)	(10,009)	746	(506)	(5,919)	(33,141)
Ending balance	$59,614	$51,528	$30,948	$5,657	$7,617	$155,364
Allocated to loans:
Individually evaluated for impairment	$7,553	$13,267	$—	$—	$—	$20,820
Collectively evaluated for impairment	52,061	38,261	30,948	5,657	7,617	134,544
Ending balance	$59,614	$51,528	$30,948	$5,657	$7,617	$155,364

Note 4 - Premises and Equipment and Lease Commitments
Year-end premises and equipment were as follows:

	2019	2018
Land	$112,818	$104,045
Buildings	441,404	373,276
Technology, furniture and equipment	226,925	196,871
Leasehold improvements	156,144	83,320
Construction and projects in progress	44,251	45,456
Lease right-of-use assets	297,736	—
	1,279,278	802,968
Less accumulated depreciation and amortization	(267,331)	(250,638)
Total premises and equipment, net	$1,011,947	$552,330

Depreciation of premises and equipment totaled $41.0 million in 2019, $37.2 million 2018 and $36.3 million in 2017. Amortization of lease right of use-assets totaled $27.6 million in 2019.
Lease Commitments. We lease certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $42.1 million in 2019, $31.1 million in 2018 and $30.5 million in 2017. On January 1, 2019, we adopted a new accounting standard which required the recognition of certain operating leases on our balance sheet as lease right-of-use assets (reported as component of premises and equipment) and related lease liabilities (reported as a component of accrued interest payable and other liabilities). See Note 1 - Summary of Significant Accounting Policies. Rent expense includes amounts related to items that are not included in the determination of lease right-of-use assets including expenses related to short-term leases totaling $4.6 million in 2019 and non-lease components such as taxes, insurance, and common area maintenance costs totaling $9.9 million in 2019.
Lease payments under operating leases that were applied to our operating lease liability totaled $27.5 million during 2019. The following table reconciles future undiscounted lease payments due under non-cancelable operating leases (those amounts subject to recognition) to the aggregate operating lessee lease liability as of December 31, 2019:

Future lease payments
2020	$28,225
2021	30,813
2022	28,175
2023	26,661
2024	25,232
Thereafter	283,300
Total undiscounted operating lease liability	422,406
Imputed interest	98,718
Total operating lease liability included in the accompanying balance sheet	$323,688
Weighted-average lease term in years	16.49
Weighted-average discount rate	3.17%

We lease certain buildings and branch facilities from various entities which are controlled by or affiliated with certain directors. Payments related to these leases totaled $5.9 million in 2019, $464 thousand in 2018 and $1.4 million in 2017. The increase in these lease payments during 2019 compared to 2018 was primarily related to the commencement of the lease of our new headquarters building during the second quarter of 2019. We recognized a right-of-use asset totaling $121.7 million and a related lease liability totaling $121.7 million in connection with this lease. The lease was a separate agreement under a comprehensive development agreement between us, the City of San Antonio and a third party controlled by one of our directors. We sold our old headquarters building to the City of San Antonio in 2016 and leased it back during the construction period of our new headquarters building. A portion of the gain from the sale of our old headquarters building was deferred and amortized to income over the term of the lease, which ended in the second quarter of 2019. Amortization of the deferred gain totaled $1.4 million in 2019, $2.8 million in 2018 and $2.9 million in 2017.

Note 5 - Goodwill and Other Intangible Assets
Goodwill. Year-end goodwill was as follows:

	2019	2018
Goodwill	$654,952	$654,952

Other Intangible Assets. Year-end other intangible assets were as follows:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
2019
Core deposits	$9,300	$(7,257)	$2,043
Customer relationships	3,388	(2,950)	438
	$12,688	$(10,207)	$2,481
2018
Core deposits	$9,300	$(6,341)	$2,959
Customer relationships	4,206	(3,534)	672
Non-compete agreements	74	(56)	18
	$13,580	$(9,931)	$3,649

Other intangible assets are amortized on an accelerated basis over their estimated lives, which range from 5 to 10 years. Amortization expense related to intangible assets totaled $1.2 million in 2019, $1.4 million in 2018, and $1.7 million in 2017. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2019 is as follows:

2020	$918
2021	697
2022	481
2023	282
2024	87
Thereafter	16
$2,481

Note 6 - Deposits
Year-end deposits were as follows:

	2019	2018
Non-interest-bearing demand deposits:
Commercial and individual	$10,212,265	$10,305,850
Correspondent banks	246,181	235,748
Public funds	415,183	455,896
Total non-interest-bearing demand deposits	10,873,629	10,997,494
Interest-bearing deposits:
Private accounts:
Savings and interest checking	7,147,327	6,977,813
Money market accounts	7,888,433	7,777,470
Time accounts of $100,000 or more	736,481	526,789
Time accounts under $100,000	347,418	331,511
Total private accounts	16,119,659	15,613,583
Public funds:
Savings and interest checking	548,399	473,754
Money market accounts	73,180	59,953
Time accounts of $100,000 or more	24,672	4,332
Time accounts under $100,000	25	88
Total public funds	646,276	538,127
Total interest-bearing deposits	16,765,935	16,151,710
Total deposits	$27,639,564	$27,149,204

The following table presents additional information about our year-end deposits:

	2019	2018
Deposits from the Certificate of Deposit Account Registry Service (CDARS)	$361	$—
Deposits from foreign sources (primarily Mexico)	805,828	752,658
Deposits not covered by deposit insurance	13,115,796	13,111,210
Deposits from certain directors, executive officers and their affiliates	197,919	199,321

Scheduled maturities of time deposits, including both private and public funds, at December 31, 2019 were as follows:

2020	$891,005
2021	217,591
$1,108,596

Scheduled maturities of time deposits in amounts of $100,000 or more, including both private and public funds, at December 31, 2019, were as follows:

Due within 3 months or less	$191,563
Due after 3 months and within 6 months	140,654
Due after 6 months and within 12 months	271,209
Due after 12 months	157,727
$761,153

Note 7 - Borrowed Funds
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase. Federal funds purchased are short-term borrowings that typically mature within one to ninety days. Federal funds purchased totaled $27.2 million and $7.3 million at December 31, 2019 and 2018. Securities sold under agreements to repurchase are secured short-term borrowings that typically mature overnight or within thirty to ninety days. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. We may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase totaled $1.7 billion and $1.4 billion at December 31, 2019 and 2018.
Subordinated Notes Payable. In March 2017, we issued $100 million of 4.50% subordinated notes that mature on March 17, 2027. The notes, which qualify as Tier 2 capital for Cullen/Frost, bear interest at the rate of 4.50% per annum, payable semi-annually on each March 17 and September 17. The notes are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries. Unamortized debt issuance costs related to these notes, totaled approximately $1.1 million and $1.3 million December 31, 2019 and 2018. Proceeds from sale of the notes were used for general corporate purposes.
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
Junior Subordinated Deferrable Interest Debentures. At December 31, 2019 and 2018, we had $123.7 million of junior subordinated deferrable interest debentures issued to Cullen/Frost Capital Trust II (“Trust II”), a wholly owned Delaware statutory business trust. Unamortized debt issuance costs related to Trust II totaled $816 thousand and $873 thousand at December 31, 2019 and 2018. At December 31, 2019 and 2018, we also had $13.4 million of junior subordinated deferrable interest debentures issued to WNB Capital Trust I (“WNB Trust”), a wholly owned Delaware statutory business trust acquired in connection with the acquisition of WNB Bancshares, Inc. (“WNB”) in 2014. Trust II and WNB Trust are variable interest entities for which we are not the primary beneficiary. As such, the accounts of Trust II and WNB Trust are not included in our consolidated financial statements. See Note 1 - Summary of Significant Accounting Policies for additional information about our consolidation policy. Details of our transactions with the capital trust are presented below.
Trust II was formed in 2004 for the purpose of issuing $120.0 million of floating rate (three-month LIBOR plus a margin of 1.55%) trust preferred securities, which represent beneficial interests in the assets of the trust. The trust preferred securities will mature on March 1, 2034 and are currently redeemable with the approval of the Federal Reserve Board in whole or in part at our option. Distributions on the trust preferred securities are payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. Trust II also issued $3.7 million of common equity securities to Cullen/Frost. The proceeds of the offering of the trust preferred securities and common equity securities were used to purchase $123.7 million of floating rate (three-month LIBOR plus a margin of 1.55%, which was equal to 3.46% and 4.29% at December 31, 2019 and 2018) junior subordinated deferrable interest debentures issued by us, which have terms substantially similar to the trust preferred securities.
WNB Trust was formed in 2004 by WNB for the purpose of issuing $13.0 million of floating rate (three-month LIBOR plus a margin of 2.35%) trust preferred securities, which represent beneficial interests in the assets of the trust. The trust preferred securities will mature on July 23, 2034 and are currently redeemable with the approval of the Federal Reserve Board in whole or in part at our option. Distributions on the trust preferred securities are payable quarterly in arrears on January 23, April 23, July 23 and October 23 of each year. WNB Trust also issued $403 thousand of common equity securities to WNB. The proceeds of the offering of the trust preferred securities and common equity securities were used to purchase $13.4 million of floating rate (three-month LIBOR plus a margin of 2.35%, which was equal to 4.28% and 4.83% at December 31, 2019 and 2018) junior subordinated deferrable interest debentures issued by WNB, which have terms substantially similar to the trust preferred securities.
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
Although the accounts of Trust II and WNB Trust are not included in our consolidated financial statements, the $120.0 million in trust preferred securities issued by Trust II and the $13.0 million in trust preferred securities issued by WNB Trust are included in the capital of Cullen/Frost for regulatory capital purposes as of December 31, 2019 and 2018. See Note 9 - Capital and Regulatory Matters.
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
Year-end financial instruments with off-balance-sheet risk were as follows:

	2019	2018
Commitments to extend credit	$9,306,043	$8,369,721
Standby letters of credit	260,587	271,575
Deferred standby letter of credit fees	1,276	2,069

Credit Card Guarantees. We guarantee the credit card debt of certain customers to the merchant bank that issues the cards. At December 31, 2019 and 2018, the guarantees totaled approximately $8.5 million and $8.1 million, of which amounts, $1.3 million and $1.4 million were fully collateralized.
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
Tier 1 capital includes Common Equity Tier 1 capital and Additional Tier 1 capital. For Cullen/Frost, Additional Tier 1 capital at December 31, 2019 and 2018 included $144.5 million of 5.375% non-cumulative perpetual preferred stock. Frost Bank did not have any Additional Tier 1 capital beyond Common Equity Tier 1 at December 31, 2019 or 2018.
Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both Cullen/Frost and Frost Bank includes a permissible portion of the allowance for loan losses. Tier 2 capital for Cullen/Frost also includes trust preferred securities that were excluded from Tier 1 capital and qualified subordinated debt. At both December 31, 2019 and 2018, Cullen/Frost's Tier 2 capital included $133.0 million of trust preferred securities. At both December 31, 2019 and 2018, Tier 2 Capital for Cullen/Frost also included $100.0 million related to the permissible portion of our aggregate $100 million of 4.50% subordinated notes. The permissible portion of qualified subordinated notes decreases 20% per year during the final five years of the term of the notes.
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
The following table presents actual and required capital ratios as of December 31, 2019 and December 31, 2018 for Cullen/Frost and Frost Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2019 and December 31, 2018 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
2019
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$2,857,250	12.36%	$1,617,886	7.00%	$1,502,323	6.50%
Frost Bank	2,958,326	12.82	1,615,206	7.00	1,499,834	6.50
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	3,001,736	12.99	1,964,576	8.50	1,849,013	8.00
Frost Bank	2,958,326	12.82	1,961,322	8.50	1,845,950	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	3,367,403	14.57	2,426,829	10.50	2,311,266	10.00
Frost Bank	3,090,993	13.40	2,422,809	10.50	2,307,438	10.00
Leverage Ratio
Cullen/Frost	3,001,736	9.28	1,293,188	4.00	1,616,485	5.00
Frost Bank	2,958,326	9.15	1,292,743	4.00	1,615,929	5.00

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
2018
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$2,642,475	12.27%	$1,372,573	6.375%	$1,507,139	7.00%	$1,399,486	6.50%
Frost Bank	2,743,973	12.78	1,368,701	6.375	1,502,887	7.00	1,395,538	6.50
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	2,786,961	12.94	1,695,532	7.875	1,830,098	8.50	1,722,445	8.00
Frost Bank	2,743,973	12.78	1,690,748	7.875	1,824,934	8.50	1,717,585	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	3,152,593	14.64	2,126,143	9.875	2,260,709	10.50	2,153,056	10.00
Frost Bank	2,876,605	13.40	2,120,144	9.875	2,254,331	10.50	2,146,982	10.00
Leverage Ratio
Cullen/Frost	2,786,961	9.06	1,231,028	4.00	1,231,028	4.00	1,538,785	5.00
Frost Bank	2,743,973	8.93	1,229,650	4.00	1,229,650	4.00	1,537,062	5.00
Management believes that, as of December 31, 2019, Cullen/Frost and its bank subsidiary, Frost Bank, were “well capitalized” based on the ratios presented above.

Cullen/Frost and Frost Bank are subject to the regulatory capital requirements administered by the Federal Reserve Board and, for Frost Bank, the Federal Deposit Insurance Corporation (“FDIC”). Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of December 31, 2019, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.
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
Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On July 24, 2019, our board of directors authorized a $100.0 million stock repurchase program, allowing us to repurchase shares of our common stock over a one-year period from time to time at various prices in the open market or through private transactions. Under this plan, we repurchased 202,724 shares at a total cost of $17.2 million during 2019. Under a prior stock repurchase programs, we repurchased 496,307 shares at a total cost of $50.0 million during 2019, 1,027,292 shares at a total cost of $100.0 million during 2018 and 1,134,966 shares at a total cost of $100.0 million during 2017. Under the Basel III Capital Rules, Cullen/Frost may not repurchase its common stock (or repurchase or redeem any of its preferred stock or subordinated notes) without the prior approval of the Federal Reserve Board.
Dividend Restrictions. In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements, including to repurchase its common stock. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well capitalized” status, at December 31, 2019, Frost Bank could pay aggregate dividends of up to $682.9 million to Cullen/Frost without prior regulatory approval.
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

	2019	2018	2017
Net Income	$443,599	$454,918	$364,149
Less: Preferred stock dividends	8,063	8,063	8,063
Net income available to common shareholders	435,536	446,855	356,086
Less: Earnings allocated to participating securities	3,687	3,169	2,016
Net earnings allocated to common stock	$431,849	$443,686	$354,070

Distributed earnings allocated to common stock	$175,540	$164,268	$143,356
Undistributed earnings allocated to common stock	256,309	279,418	210,714
Net earnings allocated to common stock	$431,849	$443,686	$354,070

Weighted-average shares outstanding for basic earnings per common share	62,741,769	63,704,508	63,693,927
Dilutive effect of stock compensation	700,101	982,208	968,161
Weighted-average shares outstanding for diluted earnings per common share	63,441,870	64,686,716	64,662,088

Note 11 - Employee Benefit Plans
Retirement Plans
Profit Sharing Plans. Prior to 2019, we maintained a qualified defined contribution profit sharing plan that covered employees who had completed at least one year of service and were age 21 or older. The Plan was merged with and into our 401(k) plan effective January 1, 2019, as further discussed below. Expense related to this plan totaled $11.9 million in 2018 and $11.6 million in 2017.
We continue to maintain a separate non-qualified profit sharing plan for certain employees whose participation in the qualified profit sharing plan was limited. The plan offers such employees an alternative means of receiving comparable benefits. Expense related to this plan totaled $930 thousand in 2019, $568 thousand in 2018 and $1.1 million in 2017.
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

We use a December 31 measurement date for our defined benefit plans. Combined activity in our defined benefit pension plans was as follows:

	2019	2018	2017
Change in plan assets:
Fair value of plan assets at beginning of year	$152,820	$168,450	$157,214
Actual return on plan assets	29,945	(7,739)	23,518
Employer contributions	1,163	1,077	1,049
Benefits paid	(9,755)	(8,968)	(13,331)
Fair value of plan assets at end of year	174,173	152,820	168,450
Change in benefit obligation:
Benefit obligation at beginning of year	167,107	182,607	176,751
Interest cost	6,472	5,898	6,189
Actuarial (gain) loss	22,817	(12,430)	12,998
Benefits paid	(9,755)	(8,968)	(13,331)
Benefit obligation at end of year	186,641	167,107	182,607
Funded status of the plan at end of year and accrued benefit (liability) recognized	$(12,468)	$(14,287)	$(14,157)
Accumulated benefit obligation at end of year	$186,641	$167,107	$182,607

Certain disaggregated information related to our defined benefit pension plans as of year-end was as follows:

	Retirement Plan		Restoration Plan
	2019	2018	2019	2018
Projected benefit obligation	$170,541	$152,035	$16,100	$15,072
Accumulated benefit obligation	170,541	152,035	16,100	15,072
Fair value of plan assets	174,173	152,820	—	—
Funded status of the plan at end of year and accrued benefit (liability) recognized	3,632	785	(16,100)	(15,072)

The components of the combined net periodic cost (benefit) for our defined benefit pension plans are presented in the table below.

	2019	2018	2017
Expected return on plan assets, net of expenses	$(10,772)	$(11,916)	$(11,117)
Interest cost on projected benefit obligation	6,472	5,898	6,189
Net amortization and deferral	5,623	5,002	5,429
Net periodic expense (benefit)	$1,323	$(1,016)	$501

Amounts related to our defined benefit pension plans recognized as a component of other comprehensive income were as follows:

	2019	2018	2017
Net actuarial gain (loss)	$1,979	$(2,223)	$4,832
Deferred tax (expense) benefit	(416)	466	(1,774)
Other comprehensive income (loss), net of tax	$1,563	$(1,757)	$3,058

Amounts recognized as a component of accumulated other comprehensive loss as of year-end that have not been recognized as a component of the combined net period benefit cost of our defined benefit pension plans are presented in the following table. We expect to recognize approximately $5.3 million of the net actuarial loss reported in the following table as of December 31, 2019 as a component of net periodic benefit cost during 2020.

	2019	2018
Net actuarial loss	$(57,964)	$(60,123)
Deferred tax benefit	12,210	12,626
Amounts included in accumulated other comprehensive income/loss, net of tax	(45,934)	(47,497)

The weighted-average assumptions used to determine the benefit obligations as of the end of the years indicated and the net periodic benefit cost for the years indicated are presented in the table below. Because the plans were frozen, increases in compensation are not considered after 2001.

	2019	2018	2017
Benefit obligations:
Discount rate	3.20%	4.36%	3.68%
Net periodic benefit cost:
Discount rate	4.36%	3.68%	4.24%
Expected return on plan assets	7.25	7.25	7.25

Management uses an asset allocation optimization model to analyze the potential risks and rewards associated with various asset allocation strategies on a quarterly basis. As of December 31, 2019, management’s investment objective for our defined benefit plans is to achieve long-term growth. This strategy provides for a target asset allocation of approximately 64% invested in equity securities, approximately 32% invested in fixed income debt securities with any remainder invested in cash or short-term cash equivalents. The asset allocation optimization process provides portfolio allocations which best represent the potential risk associated with a given asset allocation over a full market cycle. This is used to help management determine an appropriate mix of assets in order to achieve the plan's long term investment goals. The plan assets are reviewed annually to determine if the obligations can be met with the current investment mix and funding strategy.
The major categories of assets in our Retirement Plan as of year-end are presented in the following table. Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 “Fair Value Measurements and Disclosures,” utilized to measure fair value (see Note 17 - Fair Value Measurements). Our Restoration Plan is unfunded.

	2019	2018
Level 1:
Mutual funds	$172,773	$152,477
Cash and cash equivalents	1,400	343
Total fair value of plan assets	$174,173	$152,820

Mutual funds include various equity, fixed-income and blended funds with varying investment strategies. Approximately 68% of mutual fund investments consist of equity investments as of December 31, 2019. The investment objective of equity funds is long-term capital appreciation with current income. The remaining mutual fund investments consist of U.S. fixed-income securities, including investment-grade U.S. Treasury securities, U.S. government agency securities and mortgage-backed securities, corporate bonds and notes and collateralized mortgage obligations. The investment objective of fixed-income funds is to maximize investment return while preserving investment principal. U.S. government agency securities include obligations of Ginnie Mae. Our investment strategies prohibit selling assets short and the use of derivatives. Additionally, our defined benefit plans do not directly invest in real estate, commodities, or private investments.
The asset allocation optimization model is used to estimate the expected long-term rate of return for a given asset allocation strategy. Expectations of returns for each asset class are based on comprehensive reviews of historical data and economic/financial market theory. During periods with volatile interest rates and equity security prices, the model may call for changes in the allocation of plan investments to achieve desired returns. Management assumed a long-term rate of return of 7.25% in the determination of the net periodic benefit cost for 2019. The expected long-term rate of return on assets was selected from within the reasonable range of rates determined by historical real returns, net of inflation, for the asset classes covered by the plan’s investment policy and projections of inflation over the long-term period during which benefits are payable to plan participants.

As of December 31, 2019, expected future benefit payments related to our defined benefit plans were as follows:

2020	$10,662
2021	10,968
2022	11,177
2023	11,423
2024	11,578
2025 through 2029	57,122
$112,930

We expect to contribute $1.2 million to the defined benefit plans during 2020.
Savings Plans
401(k) Plan and Thrift Incentive Plan. We maintain a 401(k) stock purchase plan that permits each participant to make before-tax contributions in an amount not less than 2% and not exceeding 50% of eligible compensation and subject to dollar limits from Internal Revenue Service regulations. We match 100% of the employee’s contributions to the plan based on the amount of each participant’s contributions up to a maximum of 6% of eligible compensation. Eligible employees must complete 30 days of service in order to enroll and vest in our matching contributions immediately. Our matching contribution is initially invested in the Cullen/Frost common stock fund. However, employees may immediately reallocate our matching portion, as well as invest their individual contribution, to any of a variety of investment alternatives offered under the 401(k) Plan. In 2019, we merged our qualified profit sharing plan with and into the 401(k) plan. All profit contributions to the plan are made at our discretion and may be made without regard to current or accumulated profits. Contributions are allocated to eligible participants uniformly, based upon compensation, age and other factors. Plan participants self-direct the investment of allocated contributions by choosing from a menu of investment options. Profit sharing contributions are subject to withdrawal restrictions and participants vest in their allocated contributions after three years of service. Expense related to the plan totaled $28.9 million ($16.3 million matching contributions and $12.6 million profit sharing) in 2019, $15.0 million in 2018, and $14.3 million in 2017.
We maintain a thrift incentive stock purchase plan to offer certain employees whose participation in the 401(k) plan is limited an alternative means of receiving comparable benefits. Expense related to this plan was not significant during 2019, 2018 and 2017.
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
A combined summary of activity in our active stock plans is presented in the table. Performance stock units outstanding are presented assuming attainment of the maximum payout rate as set forth by the performance criteria. The target award level for performance stock units granted in 2019, 2018 and 2017 was 34,317, 30,466 and 24,162, respectively. As of December 31, 2019, there were 1,105,616 shares remaining available for grant for future awards.

	Director Deferred Stock Units Outstanding		Non-Vested Stock Awards/Stock Units Outstanding		Performance Stock Units Outstanding		Stock Options Outstanding
	Number of Units	Weighted- Average Fair Value at Grant	Number of Shares/Units	Weighted- Average Fair Value at Grant	Number of Units	Weighted- Average Fair Value at Grant	Number of Shares	Weighted- Average Exercise Price
January 1, 2017	53,659	$61.48	256,850	$73.43	43,860	$69.70	4,089,028	$62.67
Authorized	—	—	—	—	—	—	—	—
Granted	5,447	95.37	99,833	98.90	36,246	92.27	—	—
Exercised/vested	(6,098)	62.29	(39,740)	71.59	—	—	(1,118,122)	60.59
Forfeited/expired	—	—	(4,287)	79.52	—	—	(53,764)	69.78
December 31, 2017	53,008	64.87	312,656	81.71	80,106	79.91	2,917,142	63.34
Authorized	—	—	—	—	—	—	—	—
Granted	6,576	109.58	109,847	94.81	45,703	87.18	—	—
Exercised/vested	(10,674)	63.68	(32,050)	78.92	—	—	(513,134)	61.68
Forfeited/expired	—	—	(6,656)	87.60	—	—	(52,000)	70.42
December 31, 2018	48,910	71.14	383,797	85.59	125,809	82.55	2,352,008	63.55
Authorized	—	—	—	—	—	—	—	—
Granted	7,592	102.70	127,091	93.46	51,479	85.74	—	—
Exercised/vested	(1,132)	106.03	(53,990)	65.11	—	—	(359,892)	57.71
Forfeited/expired	—	—	(16,251)	89.71	—	—	(11,250)	65.11
December 31, 2019	55,370	$74.76	440,647	$90.22	177,288	$83.48	1,980,866	$64.60

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

Other information regarding options outstanding and exercisable as of December 31, 2019 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Number of Shares	Weighted- Average Exercise Price
$45.01	to	$50.00	238,055	$48.00	1.82	238,055	$48.00
50.01	to	55.00	464,009	53.75	2.04	464,009	53.75
65.01	to	70.00	526,096	65.11	5.67	526,096	65.11
70.01	to	75.00	275,654	71.39	3.80	275,654	71.39
75.01	to	80.00	477,052	78.95	4.71	477,052	78.95
	Total		1,980,866	64.60	3.87	1,980,866	64.60
	Total intrinsic value		$65,725			$65,725

Shares issued in connection with stock compensation awards are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. Shares issued in connection with stock compensation awards along with other related information were as follows:

	2019	2018	2017
New shares issued from available authorized shares	—	—	603,842
Issued from available treasury stock	399,224	548,238	547,078
Total	399,224	548,238	1,150,920
Proceeds from stock option exercises	$20,770	$31,647	$67,746
Intrinsic value of stock options exercised	13,713	23,292	38,275
Fair value of stock awards/units vested	5,192	4,212	4,578

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

	2019	2018	2017
Stock options	$1,185	$3,652	$6,230
Non-vested stock awards/stock units	9,339	6,983	4,992
Deferred stock-units	780	721	519
Performance stock units	4,642	2,587	1,272
Total	$15,946	$13,943	$13,013
Income tax benefit	$2,359	$2,831	$4,555

Unrecognized stock-based compensation expense and the weighted-average period over which the expense is expected to be recognized at December 31, 2019 is presented in the table below. Unrecognized stock-based compensation expense related to performance stock units is presented assuming attainment of the maximum payout rate as set forth by the performance criteria.

	Unrecognized Expense	Weighted-Average Number of Years for Expense Recognition
Non-vested stock awards/stock units	$18,882	2.81
Performance stock units	6,299	2.11
Total	$25,181

Valuation of Stock-Based Compensation. For the purposes of recognizing stock-based compensation expense, the fair value of non-vested stock awards/stock units and deferred stock units is generally the market price of the stock on the measurement date, which, for us, is the date of the award. The fair value of performance stock units is determined in a similar manner except that the market price of the stock on the measurement date is discounted by the present value of the dividends expected to be paid on our common stock during the service period of the award because dividend equivalent payments on performance stock units are deferred until such time that the units vest and shares are issued. In applying this discount to the market price of our stock on the measurement date, we assumed we would pay a flat quarterly dividend during the service period equal to our most recent dividend payment, which was $0.71, $0.67 and $0.57 in 2019, 2018, and 2017 respectively discounted at a weighted-average risk-free rate of 1.65%, 2.95% and 1.73% in 2019, 2018, and 2017 respectively.
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

	2019	2018	2017
Other non-interest income:
Other	$43,563	$46,790	$37,222
Total	$43,563	$46,790	$37,222
Other non-interest expense:
Professional services	$39,238	$35,941	$27,968
Advertising, promotions and public relations	38,001	32,514	29,337
Travel/meals and entertainment	16,459	15,030	15,066
Check card expense	5,947	4,744	16,501
Other	81,020	85,309	86,417
Total	$180,665	$173,538	$175,289

As discussed in Note 1 - Summary of Significant Accounting Policies, a new accounting standard adopted in 2018 requires us to report network costs associated with debit card and ATM transactions netted against the related fee income from such transactions. Previously, such network costs were reported as a component of check card expense and included in other non-interest expense. In 2019 and 2018, network costs totaling $12.9 million and $11.9 million are reported as a component of interchange and debit card transaction fees in the accompanying Consolidated Statement of Income rather than as a component of check card expense in the table above. For 2017, network costs totaling $11.9 million were reported as a component of check card expense in the table above.
In the ordinary course of business, we transact with certain directors and/or their affiliates. Payments for services provided totaled $567 thousand in 2019, $568 thousand in 2018 and $833 thousand in 2017.

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
Income Taxes. Income tax expense was as follows:

	2019	2018	2017
Current income tax expense	$48,256	$840	$58,707
Deferred income tax expense (benefit)	7,614	52,923	(14,493)
Income tax expense, as reported	$55,870	$53,763	$44,214

Effective tax rate	11.2%	10.6%	10.8%

A reconciliation between reported income tax expense and the amounts computed by applying the U.S. federal statutory income tax rate of 21% in 2019 and 2018 and 35% in 2017 to income before income taxes is presented in the following table.

	2019	2018	2017
Income tax expense computed at the statutory rate	$104,888	$106,823	$142,927
Effect of tax-exempt interest	(49,166)	(49,700)	(81,034)
Tax benefit on dividends paid in our 401k plan	(1,743)	(1,551)	(2,372)
Bank owned life insurance income	(774)	(710)	(1,116)
Non-deductible compensation	1,708	210	158
Non-deductible FDIC premiums	1,267	1,771	—
Non-deductible meals and entertainment	1,299	1,193	983
Net tax benefit from stock-based compensation	(2,447)	(3,865)	(9,062)
Deferred tax adjustment related to reduction in U.S. federal statutory income tax rate	—	(231)	(4,047)
Correction for prior year tax-exempt interest	—	—	(2,906)
Other	838	(177)	683
Income tax expense, as reported	$55,870	$53,763	$44,214

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

Year-end deferred taxes are presented in the table below. Deferred taxes are based on the U.S. statutory federal income tax rate of 21%.

	2019	2018
Deferred tax assets:
Lease liabilities under operating leases	$67,975	$—
Allowance for loan losses	27,755	27,748
Net actuarial loss on defined benefit post-retirement benefit plans	12,210	12,626
Stock-based compensation	11,211	10,622
Bonus accrual	5,055	4,586
Net unrealized loss on securities available for sale and transferred securities	—	4,283
Deferred loan and lease origination fees	2,254	2,153
Other	2,163	4,761
Total gross deferred tax assets	128,623	66,779
Deferred tax liabilities:
Net unrealized gain on securities available for sale and transferred securities	(83,281)	—
Right-of-use assets under operating leases	(63,463)	—
Premises and equipment	(29,730)	(23,859)
Intangible assets	(12,642)	(10,726)
Defined benefit post-retirement benefit plans	(9,419)	(9,452)
Partnership interests	(2,894)	—
Leases	(1,572)	(1,709)
Other	(1,440)	(1,257)
Total gross deferred tax liabilities	(204,441)	(47,003)
Net deferred tax asset (liability)	$(75,818)	$19,776

No valuation allowance for deferred tax assets was recorded at December 31, 2019 and 2018 as management believes it is more likely than not that all of the deferred tax assets will be realized against deferred tax liabilities and projected future taxable income. There were no unrecognized tax benefits during any of the reported periods.
We file income tax returns in the U.S. federal jurisdiction. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2016.

Note 14 - Other Comprehensive Income (Loss)
The tax effects allocated to each component of other comprehensive income (loss) were as follows:

	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
2019
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$418,556	$87,897	$330,659
Change in net unrealized gain on securities transferred to held to maturity	(1,292)	(271)	(1,021)
Reclassification adjustment for net (gains) losses included in net income	(293)	(62)	(231)
Total securities available for sale and transferred securities	416,971	87,564	329,407
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	(3,644)	(765)	(2,879)
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	5,623	1,181	4,442
Total defined-benefit post-retirement benefit plans	1,979	416	1,563
Total other comprehensive income (loss)	$418,950	$87,980	$330,970

2018
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(182,340)	$(38,292)	$(144,048)
Change in net unrealized gain on securities transferred to held to maturity	(8,818)	(1,853)	(6,965)
Reclassification adjustment for net (gains) losses included in net income	156	33	123
Total securities available for sale and transferred securities	(191,002)	(40,112)	(150,890)
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	(7,225)	(1,517)	(5,708)
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	5,002	1,051	3,951
Total defined-benefit post-retirement benefit plans	(2,223)	(466)	(1,757)
Total other comprehensive income (loss)	$(193,225)	$(40,578)	$(152,647)

2017
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$157,016	$48,626	$108,390
Change in net unrealized gain on securities transferred to held to maturity	(16,193)	(5,668)	(10,525)
Reclassification adjustment for net (gains) losses included in net income	4,941	1,729	3,212
Total securities available for sale and transferred securities	145,764	44,687	101,077
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	(597)	(126)	(471)
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	5,429	1,900	3,529
Total defined-benefit post-retirement benefit plans	4,832	1,774	3,058
Total other comprehensive income (loss)	$150,596	$46,461	$104,135

Activity in accumulated other comprehensive income, net of tax, was as follows:

	Securities Available For Sale	Defined Benefit Plans	Accumulated Other Comprehensive Income
Balance January 1, 2019	$(16,103)	$(47,497)	$(63,600)
Other comprehensive income (loss) before reclassification	329,638	(2,879)	326,759
Reclassification of amounts included in net income	(231)	4,442	4,211
Net other comprehensive income (loss) during period	329,407	1,563	330,970
Balance December 31, 2019	$313,304	$(45,934)	$267,370

Balance January 1, 2018	$117,230	$(37,718)	$79,512
Other comprehensive income (loss) before reclassification	(151,013)	(5,708)	(156,721)
Reclassification of amounts included in net income	123	3,951	4,074
Net other comprehensive income (loss) during period	(150,890)	(1,757)	(152,647)
Reclassification of certain income tax effects related to the change in the U.S. statutory federal income tax rate under the Tax Cuts and Jobs Act to retained earnings	17,557	(8,022)	9,535
Balance December 31, 2018	$(16,103)	$(47,497)	$(63,600)

Balance January 1, 2017	$16,153	$(40,776)	$(24,623)
Other comprehensive income (loss) before reclassification	97,865	(471)	97,394
Reclassification of amounts included in net income	3,212	3,529	6,741
Net other comprehensive income (loss) during period	101,077	3,058	104,135
Balance December 31, 2017	$117,230	$(37,718)	$79,512

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

The notional amounts and estimated fair values of interest rate derivative contracts outstanding at December 31, 2019 and 2018 are presented in the following table. The fair values of interest rate derivative contracts are estimated utilizing internal valuation models with observable market data inputs, or as determined by the Chicago Mercantile Exchange (“CME”) for centrally cleared derivative contracts. CME rules legally characterize variation margin payments for centrally cleared derivatives as settlements of the derivatives' exposure rather than collateral. As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting and financial reporting purposes. Variation margin, as determined by the CME, is settled daily. As a result, derivative contracts that clear through the CME have an estimated fair value of zero as of December 31, 2019 and 2018.

	December 31, 2019		December 31, 2018
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivatives designated as hedges of fair value:
Financial institution counterparties:
Loan/lease interest rate swaps - assets	$2,545	$6	$10,941	$207
Loan/lease interest rate swaps - liabilities	6,000	(138)	3,885	(199)
Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan/lease interest rate swaps - assets	122,788	67	496,887	2,384
Loan/lease interest rate swaps - liabilities	1,002,860	(19,483)	691,143	(8,921)
Loan/lease interest rate caps - assets	107,835	266	122,791	509
Customer counterparties:
Loan/lease interest rate swaps - assets	1,002,860	43,857	691,143	16,706
Loan/lease interest rate swaps - liabilities	122,788	(310)	496,887	(8,891)
Loan/lease interest rate caps - liabilities	107,835	(266)	122,791	(509)

The weighted-average rates paid and received for interest rate swaps outstanding at December 31, 2019 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Fair value hedge loan/lease interest rate swaps	2.66%	1.75%
Non-hedging interest rate swaps - financial institution counterparties	4.12	3.45
Non-hedging interest rate swaps - customer counterparties	3.45	4.12

The weighted-average strike rate for outstanding interest rate caps was 3.14% at December 31, 2019.

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

		December 31, 2019		December 31, 2018
	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Oil - assets	Barrels	1,214	$2,796	2,416	$24,332
Oil - liabilities	Barrels	2,148	(6,916)	415	(646)
Natural gas - assets	MMBTUs	8,295	2,131	5,745	417
Natural gas - liabilities	MMBTUs	2,689	(70)	9,314	(1,272)
Customer counterparties:
Oil - assets	Barrels	2,172	7,208	415	646
Oil - liabilities	Barrels	1,190	(2,652)	2,416	(24,009)
Natural gas - assets	MMBTUs	2,689	83	10,236	1,373
Natural gas - liabilities	MMBTUs	8,295	(2,039)	4,823	(393)

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

		December 31, 2019		December 31, 2018
	Notional Currency	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Forward contracts - liabilities	CAD	4,593	$(33)	11,003	$(13)
Forward contracts - liabilities	GBP	—	—	142	(2)
Forward contracts - liabilities	MXN	—	—	3,015	(132)
Customer counterparties:
Forward contracts - assets	CAD	4,583	45	10,979	40
Forward contracts - assets	GBP	—	—	145	4
Forward contracts - assets	MXN	—	—	3,000	149

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
Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	2019	2018	2017
Commercial loan/lease interest rate swaps:
Amount of gain (loss) included in interest income on loans	$86	$25	$(726)
Amount of (gain) loss included in other non-interest expense	—	(1)	(14)

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
Amounts included in the consolidated statements of income related to non-hedging interest rate, commodity, foreign currency and other derivative instruments are presented in the table below.

	2019	2018	2017
Non-hedging interest rate derivatives:
Other non-interest income	$2,005	$4,112	$3,123
Other non-interest expense	(1)	—	1
Non-hedging commodity derivatives:
Other non-interest income	503	795	440
Non-hedging foreign currency derivatives:
Other non-interest income	51	246	300
Non-hedging other derivatives:
Other non-interest income	750	—	—

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
Our credit exposure relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with bank customers was approximately $47.1 million at December 31, 2019. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. Our credit exposure, net of collateral pledged, relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with upstream financial institution counterparties was approximately $16.1 million at December 31, 2019. This amount was primarily related to excess collateral we posted to counterparties. Collateral levels for upstream financial institution counterparties are monitored and adjusted as necessary. See Note 16 – Balance Sheet Offsetting and Repurchase Agreements for additional information regarding our credit exposure with upstream financial institution counterparties. At December 31, 2019 we had $37.5 million in cash collateral related to derivative contracts on deposit with other financial institution counterparties.

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
Information about financial instruments that are eligible for offset in the consolidated balance sheet as of December 31, 2019 is presented in the following tables.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
December 31, 2019
Financial assets:
Derivatives:
Loan/lease interest rate swaps and caps	$339	$—	$339
Commodity swaps and options	4,927	—	4,927
Total derivatives	5,266	—	5,266
Resell agreements	31,299	—	31,299
Total	$36,565	$—	$36,565
Financial liabilities:
Derivatives:
Loan/lease interest rate swaps	$19,621	$—	$19,621
Commodity swaps and options	6,986	—	6,986
Foreign currency forward contracts	33	—	33
Total derivatives	26,640	—	26,640
Repurchase agreements	1,668,142	—	1,668,142
Total	$1,694,782	$—	$1,694,782

		Gross Amounts Not Offset
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
December 31, 2019
Financial assets:
Derivatives:
Counterparty A	$39	$(39)	$—	$—
Counterparty B	1,650	(1,650)	—	—
Counterparty C	1	(1)	—	—
Other counterparties	3,576	(3,546)	—	30
Total derivatives	5,266	(5,236)	—	30
Resell agreements	31,299	—	(31,299)	—
Total	$36,565	$(5,236)	$(31,299)	$30
Financial liabilities:
Derivatives:
Counterparty A	$5,192	$(39)	$(5,153)	$—
Counterparty B	7,424	(1,650)	(5,774)	—
Counterparty C	135	(1)	(134)	—
Other counterparties	13,889	(3,546)	(10,343)	—
Total derivatives	26,640	(5,236)	(21,404)	—
Repurchase agreements	1,668,142	—	(1,668,142)	—
Total	$1,694,782	$(5,236)	$(1,689,546)	$—

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
The remaining contractual maturity of repurchase agreements in the consolidated balance sheets as of December 31, 2019 and December 31, 2018 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
December 31, 2019
Repurchase agreements:
U.S. Treasury	$435,904	$—	$—	$—	$435,904
Residential mortgage-backed securities	1,232,238	—	—	—	1,232,238
Total borrowings	$1,668,142	$—	$—	$—	$1,668,142
Gross amount of recognized liabilities for repurchase agreements					$1,668,142
Amounts related to agreements not included in offsetting disclosures above					$—

December 31, 2018
Repurchase agreements:
U.S. Treasury	$1,334,063	$—	$—	$—	$1,334,063
Residential mortgage-backed securities	26,235	—	—	—	26,235
Total borrowings	$1,360,298	$—	$—	$—	$1,360,298
Gross amount of recognized liabilities for repurchase agreements					$1,360,298
Amounts related to agreements not included in offsetting disclosures above					$—

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

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
2019
Securities available for sale:
U.S. Treasury	$1,948,133	$—	$—	$1,948,133
Residential mortgage-backed securities	—	2,207,594	—	2,207,594
States and political subdivisions	—	7,070,997	—	7,070,997
Other	—	42,867	—	42,867
Trading account securities:
U.S. Treasury	24,298	—	—	24,298
Derivative assets:
Interest rate swaps, caps and floors	—	44,196	—	44,196
Commodity swaps and options	—	12,218	—	12,218
Foreign currency forward contracts	45	—	—	45
Derivative liabilities:
Interest rate swaps, caps and floors	—	20,197	—	20,197
Commodity swaps and options	—	11,677	—	11,677
Foreign currency forward contracts	33	—	—	33
2018
Securities available for sale:
U.S. Treasury	$3,427,689	$—	$—	$3,427,689
Residential mortgage-backed securities	—	829,740	—	829,740
States and political subdivisions	—	7,087,202	—	7,087,202
Other	—	42,690	—	42,690
Trading account securities:
U.S. Treasury	21,928	—	—	21,928
States and political subdivisions	—	2,158	—	2,158
Derivative assets:
Interest rate swaps, caps and floors	—	19,806	—	19,806
Commodity swaps and options	—	26,768	—	26,768
Foreign currency forward contracts	193	—	—	193
Derivative liabilities:
Interest rate swaps, caps and floors	—	18,520	—	18,520
Commodity swaps and options	—	26,320	—	26,320
Foreign currency forward contracts	147	—	—	147

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

The following table presents impaired loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral:

	2019	2018	2017
Level 2
Carrying value of impaired loans before allocations	$2,354	$12,517	$—
Specific valuation allowance allocations	(383)	(2,599)	—
Fair value	$1,971	$9,918	$—
Level 3
Carrying value of impaired loans before allocations	$65,176	$22,688	$75,435
Specific valuation allowance allocations	(18,019)	9,260	(19,533)
Fair value	$47,157	$31,948	$55,902

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
The following table presents foreclosed assets that were remeasured and reported at fair value:

	2019	2018	2017
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$1,348	$2,899	$279
Charge-offs recognized in the allowance for loan losses	(76)	—	—
Fair value	$1,272	$2,899	$279
Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$—	$1,823	$89
Write-downs included in other non-interest expense	—	(473)	(16)
Fair value	$—	$1,350	$73

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
The estimated fair values of financial instruments that are reported at amortized cost in our consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	December 31, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$3,788,181	$3,788,181	$3,955,779	$3,955,779
Securities held to maturity	2,030,005	2,048,675	1,106,057	1,116,953
Cash surrender value of life insurance policies	187,156	187,156	183,473	183,473
Accrued interest receivable	183,850	183,850	188,989	188,989
Level 3 inputs:
Loans, net	14,618,165	14,654,615	13,967,601	13,933,239
Financial liabilities:
Level 2 inputs:
Deposits	27,639,564	27,641,255	27,149,204	27,143,572
Federal funds purchased and repurchase agreements	1,695,342	1,695,342	1,367,548	1,367,548
Junior subordinated deferrable interest debentures	136,299	137,115	136,242	137,115
Subordinated notes payable and other borrowings	98,865	89,077	98,708	98,458
Accrued interest payable	12,393	12,393	7,394	7,394

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
Financial results by operating segment are detailed below. Certain prior period amounts have been reclassified to conform to the current presentation. Frost Wealth Advisors excludes off balance sheet managed and custody assets with a total fair value of $37.8 billion, $33.3 billion and $32.8 billion at December 31, 2019, 2018 and 2017.

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
2019
Net interest income (expense)	$1,010,368	$4,001	$(10,364)	$1,004,005
Provision for loan losses	33,758	1	—	33,759
Non-interest income	218,447	145,905	(450)	363,902
Non-interest expense	703,121	124,622	6,936	834,679
Income (loss) before income taxes	491,936	25,283	(17,750)	499,469
Income tax expense (benefit)	55,520	5,308	(4,958)	55,870
Net income (loss)	436,416	19,975	(12,792)	443,599
Preferred stock dividends	—	—	8,063	8,063
Net income (loss) available to common shareholders	$436,416	$19,975	$(20,855)	$435,536
Revenues from (expenses to) external customers	$1,228,815	$149,906	$(10,814)	$1,367,907
Average assets (in millions)	$32,019	$56	$11	$32,086

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
2018
Net interest income (expense)	$963,757	$4,083	$(9,948)	$957,892
Provision for loan losses	21,613	—	—	21,613
Non-interest income	213,763	138,045	(522)	351,286
Non-interest expense	657,448	114,166	7,270	778,884
Income (loss) before income taxes	498,459	27,962	(17,740)	508,681
Income tax expense (benefit)	52,928	5,872	(5,037)	53,763
Net income (loss)	445,531	22,090	(12,703)	454,918
Preferred stock dividends	—	—	8,063	8,063
Net income (loss) available to common shareholders	$445,531	$22,090	$(20,766)	$446,855
Revenues from (expenses to) external customers	$1,177,520	$142,128	$(10,470)	$1,309,178
Average assets (in millions)	$30,964	$54	$12	$31,030
2017
Net interest income (expense)	$856,593	$17,644	$(7,815)	$866,422
Provision for loan losses	35,460	—	—	35,460
Non-interest income	207,810	128,819	(159)	336,470
Non-interest expense	644,072	108,931	6,066	759,069
Income (loss) before income taxes	384,871	37,532	(14,040)	408,363
Income tax expense (benefit)	37,837	13,137	(6,760)	44,214
Net income (loss)	347,034	24,395	(7,280)	364,149
Preferred stock dividends	—	—	8,063	8,063
Net income (loss) available to common shareholders	$347,034	$24,395	$(15,343)	$356,086
Revenues from (expenses to) external customers	$1,064,403	$146,463	$(7,974)	$1,202,892
Average assets (in millions)	$30,391	$43	$16	$30,450

Note 19 - Condensed Financial Statements of Parent Company
Condensed financial statements pertaining only to Cullen/Frost Bankers, Inc. are presented below. Investments in subsidiaries are stated using the equity method of accounting.
Condensed Balance Sheets

	December 31,
	2019	2018
Assets:
Cash	$9,116	$11,397
Resell agreements	258,000	225,000
Total cash and cash equivalents	267,116	236,397
Investment in subsidiaries	3,896,962	3,362,474
Accrued interest receivable and other assets	2,545	9,122
Total assets	$4,166,623	$3,607,993
Liabilities:
Junior subordinated deferrable interest debentures, net of unamortized issuance costs	$136,299	$136,242
Subordinated notes, net of unamortized issuance costs	98,865	98,708
Accrued interest payable and other liabilities	19,791	4,126
Total liabilities	254,955	239,076
Shareholders’ Equity	3,911,668	3,368,917
Total liabilities and shareholders’ equity	$4,166,623	$3,607,993

Condensed Statements of Income

	Year Ended December 31,
	2019	2018	2017
Income:
Dividend income paid by Frost Bank	$234,531	$223,371	$149,671
Dividend income paid by non-banks	1,822	953	915
Interest and other income	2,868	1,828	421
Total income	239,221	226,152	151,007
Expenses:
Interest expense	10,363	9,948	7,815
Salaries and employee benefits	1,551	1,973	1,202
Other	7,033	7,016	6,373
Total expenses	18,947	18,937	15,390
Income before income taxes and equity in undistributed earnings of subsidiaries	220,274	207,215	135,617
Income tax benefit	5,135	5,218	7,092
Equity in undistributed earnings of subsidiaries	218,190	242,485	221,440
Net income	443,599	454,918	364,149
Preferred stock dividends	8,063	8,063	8,063
Net income available to common shareholders	$435,536	$446,855	$356,086

Condensed Statements of Cash Flows

	Year Ended December 31,
	2019	2018	2017
Operating Activities:
Net income	$443,599	$454,918	$364,149
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(218,190)	(242,485)	(221,440)
Stock-based compensation	780	721	519
Net tax benefit from stock-based compensation	240	304	318
Net change in other assets and other liabilities	22,216	(12,709)	7,665
Net cash from operating activities	248,645	200,749	151,211

Investing Activities:
Net cash from investing activities	—	—	—

Financing Activities:
Proceeds from issuance of subordinated notes	—	—	98,434
Principal payments on subordinated notes	—	—	(100,000)
Proceeds from stock option exercises	20,770	31,647	67,746
Proceeds from stock-based compensation activities of subsidiaries	15,166	13,222	12,494
Purchase of treasury stock	(68,793)	(101,010)	(101,473)
Cash dividends paid on preferred stock	(8,063)	(8,063)	(8,063)
Cash dividends paid on common stock	(177,006)	(165,449)	(144,172)
Net cash from financing activities	(217,926)	(229,653)	(175,034)
Net change in cash and cash equivalents	30,719	(28,904)	(23,823)
Cash and cash equivalents at beginning of year	236,397	265,301	289,124
Cash and cash equivalents at end of year	$267,116	$236,397	$265,301

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
ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 among other things, requires lessees to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. We adopted ASU 2016-02, along with several other subsequent codification updates related to lease accounting, as of January 1, 2019. See Note 1 - Summary of Significant Accounting Policies for additional information.
ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 along with several other subsequent codification updates related to accounting for credit losses, requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. We currently expect the adoption of ASU 2016-13 will result in a combined 20.0% to 35.0% increase in our allowance for loan losses and our reserves for unfunded commitments. As we are currently finalizing the execution of our implementation controls and processes, the ultimate impact of the adoption of ASU 2016-13 as of January 1, 2020 could differ from our current expectation. The expected increase is a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate that we establish an allowance for expected credit losses for certain debt securities and other financial assets; however, we do not expect these allowances to be significant. The adoption of ASU 2016-13 is not expected to have a significant impact on our regulatory capital ratios.
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
ASU 2018-16, “Derivatives and Hedging (Topic 815) - Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes.” The amendments in this update permit use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the interest rates on direct U.S. Treasury obligations, the LIBOR swap rate, the OIS rate based on the Fed Funds Effective Rate and the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap Rate. ASU 2018-16 was effective for us on January 1, 2019 and did not have a significant impact on our financial statements.
ASU 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes.” The guidance issued in this update simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition for deferred tax liabilities for outside basis differences. ASU 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 will be effective for us on January 1, 2021, with early adoption permitted, and is not expected to have a significant impact on our financial statements.

Cullen/Frost Bankers, Inc.
Consolidated Average Balance Sheets
(Dollars in thousands - tax-equivalent basis)
The following unaudited schedule is presented for additional information and analysis.

	Year Ended December 31,
		2019			2018
	Average Balance	Interest Income/ Expense	Yield /Cost	Average Balance	Interest Income/ Expense	Yield /Cost
Assets:
Interest-bearing deposits	$1,616,896	$35,590	2.20%	$2,951,128	$56,968	1.93%
Federal funds sold and resell agreements	245,613	5,524	2.25	265,085	5,500	2.07
Securities:
Taxable	5,048,552	117,082	2.33	4,222,688	86,370	2.03
Tax-exempt	8,248,812	325,058	4.06	7,842,737	322,855	4.11
Total securities	13,297,364	442,140	3.40	12,065,425	409,225	3.38
Loans, net of unearned discount	14,440,549	747,112	5.17	13,617,940	674,177	4.95
Total earning assets and average rate earned	29,600,422	1,230,366	4.20	28,899,578	1,145,870	3.96
Cash and due from banks	503,929			496,418
Allowance for loan losses	(135,928)			(149,315)
Premises and equipment, net	876,442			536,056
Accrued interest receivable and other assets	1,240,986			1,247,113
Total assets	$32,085,851			$31,029,850
Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$9,829,635			$10,164,396
Correspondent banks	213,442			205,727
Public funds	315,339			386,685
Total non-interest-bearing demand deposits	10,358,416			10,756,808
Interest-bearing deposits:
Private accounts:
Savings and interest checking	6,777,473	4,650	0.07	6,667,695	5,369	0.08
Money market deposit accounts	7,738,654	71,584	0.93	7,645,624	59,175	0.77
Time accounts	989,907	16,298	1.65	800,096	6,441	0.81
Public funds	548,827	7,210	1.31	418,843	4,352	1.04
Total interest-bearing deposits	16,054,861	99,742	0.62	15,532,258	75,337	0.49
Total deposits	26,413,277			26,289,066
Federal funds purchased and repurchase agreements	1,283,381	19,675	1.53	1,054,915	8,021	0.76
Junior subordinated deferrable interest debentures	136,272	5,706	4.19	136,215	5,291	3.88
Subordinated notes payable and other notes	98,792	4,657	4.71	98,635	4,657	4.72
Total interest-bearing liabilities and average rate paid	17,573,306	129,780	0.74	16,822,023	93,306	0.55
Accrued interest payable and other liabilities	452,090			166,643
Total liabilities	28,383,812			27,745,474
Shareholders’ equity	3,702,039			3,284,376
Total liabilities and shareholders’ equity	$32,085,851			$31,029,850
Net interest income		$1,100,586			$1,052,564
Net interest spread			3.46%			3.41%
Net interest income to total average earning assets			3.75%			3.64%
For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 21% tax rate in 2019 and 2018 and a 35% tax rate for prior years, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale, while yields are based on average amortized cost.

Year Ended December 31,
2017			2016			2015			2014
Average Balance	Interest Income/ Expense	Yield /Cost	Average Balance	Interest Income/ Expense	Yield /Cost	Average Balance	Interest Income/ Expense	Yield /Cost	Average Balance	Interest Income/ Expense	Yield /Cost

$3,579,737	$41,608	1.16%	$3,062,189	$16,103	0.53%	$3,047,515	$8,123	0.27%	$4,189,110	$10,725	0.26%
73,140	936	1.28	42,361	272	0.64	24,695	107	0.43	19,683	83	0.42

4,892,827	92,979	1.92	5,251,192	103,025	2.01	5,438,973	112,601	2.11	4,439,993	93,087	2.14
7,353,279	391,730	5.37	6,806,448	369,335	5.57	6,175,925	340,417	5.59	4,929,665	271,543	5.58
12,246,106	484,709	3.99	12,057,640	472,360	4.02	11,614,898	453,018	3.97	9,369,658	364,630	3.96
12,460,148	542,703	4.36	11,554,823	463,299	4.01	11,267,402	439,651	3.90	10,299,025	447,036	4.34
28,359,131	1,069,956	3.79	26,717,013	952,034	3.60	25,954,510	900,899	3.50	23,877,476	822,474	3.47
505,611			513,441			531,534			554,439
(153,505)			(151,901)			(107,799)			(97,932)
522,625			562,875			513,624			363,790
1,216,345			1,190,665			1,168,757			1,068,528
$30,450,207			$28,832,093			$28,060,626			$25,766,301

$10,155,502			$9,215,962			$9,334,604			$8,384,376
245,759			310,445			353,766			351,803
418,165			507,912			491,440			388,851
10,819,426			10,034,319			10,179,810			9,125,030

6,376,855	1,303	0.02	5,745,385	1,054	0.02	4,831,927	996	0.02	4,211,336	924	0.02
7,502,494	12,721	0.17	7,466,252	4,673	0.06	7,715,890	6,418	0.08	7,342,967	7,852	0.11
775,940	1,764	0.23	811,102	1,331	0.16	874,368	1,473	0.17	966,420	2,053	0.21
430,203	1,400	0.33	454,786	190	0.04	438,763	137	0.03	407,006	193	0.05
15,085,492	17,188	0.11	14,477,525	7,248	0.05	13,860,948	9,024	0.07	12,927,729	11,022	0.09
25,904,918			24,511,844			24,040,758			22,052,759
978,571	1,522	0.16	770,942	204	0.03	648,851	167	0.03	560,841	134	0.02
136,157	3,955	2.90	136,100	3,281	2.41	136,042	2,725	2.00	130,477	2,488	1.89
90,037	3,860	4.29	99,933	1,343	1.34	99,814	948	0.95	99,693	893	0.89
16,290,257	26,525	0.16	15,484,500	12,076	0.08	14,745,655	12,864	0.09	13,718,740	14,537	0.11
167,260			254,378			239,969			210,305
27,276,943			25,773,197			25,165,434			23,054,075
3,173,264			3,058,896			2,895,192			2,712,226
$30,450,207			$28,832,093			$28,060,626			$25,766,301
	$1,043,431			$939,958			$888,035			$807,937
		3.63%			3.52%			3.41%			3.36%
		3.69%			3.56%			3.45%			3.41%

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
As of December 31, 2019, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (“2013 framework”). Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2019, based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2019. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2019, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”
Attestation Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Cullen/Frost Bankers, Incorporated
Opinion on Internal Control over Financial Reporting
We have audited Cullen/Frost Bankers, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cullen/Frost Bankers, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 4, 2020 expressed an unqualified opinion thereon.

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
February 4, 2020
ITEM 9B. OTHER INFORMATION
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information regarding executive officers is included under the section captioned “Executive Officers of the Registrant” in Part I, Item 1, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Certain information regarding securities authorized for issuance under our equity compensation plans is included under the section captioned “Stock-Based Compensation Plans” in Part II, Item 5, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

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

3.	Exhibits. The exhibits to this Annual Report on Form 10-K listed below have been included only with the copy of this report filed with the Securities and Exchange Commission.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

3.1	Restated Articles of Incorporation of Cullen/Frost Bankers, Inc.		10-Q	001-13221	3.1	7/26/2006
3.2	Amended and Restated Bylaws of Cullen/Frost Bankers, Inc.		8-K	001-13221	3.2	1/28/2016
3.3	Certificate of Designations of 5.375% Non-Cumulative Perpetual Preferred Stock, Series A		8-A	001-13221	3.3	2/15/2013
4.1	Description of Registrant's Securities	X
4.2P(1)	Instruments Defining the Rights of Holders of Long-Term Debt
10.1(2)	Cullen/Frost Bankers, Inc. Restoration Plan		10-K	001-3221	10.1	2/6/2019
10.2(2)	Amendment No. 1 to the Cullen/Frost Bankers, Inc. Restoration Plan		10-K	001-3221	10.2	2/6/2019
10.3(2)	Thrift Incentive Stock Purchase Plan for Certain Employees of Cullen/Frost Bankers, Inc.		10-K	001-3221	10.3	2/6/2019
10.4(2)	Cullen/Frost Restoration Profit Sharing Plan		10-K	001-3221	10.7	2/6/2019
10.5(2)	Amendment No. 1 to the Cullen/Frost Restoration Profit Sharing Plan		10-K	001-3221	10.8	2/6/2019
10.6(2)	2005 Omnibus Incentive Plan		DEF 14A	001-13221	Annex A	3/20/2013
10.7(2)	2007 Outside Director Incentive Plan		S-8	333-143397	4.4	5/31/2007
10.8(2)	2015 Omnibus Incentive Plan		DEF 14A	001-13221	Annex A	3/23/2015
10.9(2)	Amendment to the 2015 Omnibus Incentive Plan		10-K	001-13221	10.12	2/3/2017
10.10(2)	Deferred Stock Unit Award Agreement with 12 Directors	X
10.11(2)	Change-In-Control Agreements with 2 Executive Officers		10-K	001-13221	10.4	2/6/2019
10.12(2)	Change-In-Control Agreements with 5 Executive Officers	X
10.13(2)	Amendment to Change-In-Control Agreements with 7 Executive Officers	X
21.1	Subsidiaries of Cullen/Frost Bankers, Inc.	X
23.1	Consent of Independent Registered Public Accounting Firm	X
24.1	Power of Attorney	X
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer	X
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer	X
32.1(3)	Section 1350 Certification of the Chief Executive Officer	X
32.2(3)	Section 1350 Certification of the Chief Financial Officer	X
101.INS(4)	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	InlineXBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104(5)	Cover Page Interactive Data File
_________________________

(1)	We agree to furnish to the SEC, upon request, copies of any such instruments.

(2)	Management contract or compensatory plan or arrangement.

(3)
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

(4)	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

(5)	Formatted as Inline XBRL and contained within the Inline XBRL Instance Document in Exhibit 101.

(b)	Exhibits - See exhibit index included in Item 15(a)3 of this Annual Report on Form 10-K.

(c)	Financial Statement Schedules - See Item 15(a)2 of this Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 4, 2020	CULLEN/FROST BANKERS, INC.
(Registrant)

		By:	/s/ JERRY SALINAS
Jerry Salinas Group Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PHILLIP D. GREEN*	Chairman of the Board, Director and Chief Executive Officer (Principal Executive Officer)	February 4, 2020
Phillip D. Green

/s/ JERRY SALINAS	Group Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 4, 2020
Jerry Salinas

/s/ CARLOS ALVAREZ*	Director	February 4, 2020
Carlos Alvarez

/s/ CHRIS AVERY*	Director	February 4, 2020
Chris Avery

/s/ CYNTHIA COMPARIN*	Director	February 4, 2020
Cynthia Comparin

/s/ SAM DAWSON*	Director	February 4, 2020
Sam Dawson

/s/ CRAWFORD H. EDWARDS*	Director	February 4, 2020
Crawford H. Edwards

/s/ PATRICK B. FROST*	Director and President of Frost Bank	February 4, 2020
Patrick B. Frost

/s/ DAVID J. HAEMISEGGER*	Director	February 4, 2020
David J. Haemisegger

/s/ KAREN E. JENNINGS*	Director	February 4, 2020
Karen E. Jennings

/s/ RICHARD M. KLEBERG, III*	Director	February 4, 2020
Richard M. Kleberg, III

/s/ CHARLES W. MATTHEWS*	Director	February 4, 2020
Charles W. Matthews

/s/ IDA CLEMENT STEEN*	Director	February 4, 2020
Ida Clement Steen

/s/ GRAHAM WESTON*	Director	February 4, 2020
Graham Weston

/s/ HORACE WILKINS, JR.*	Director	February 4, 2020
Horace Wilkins, Jr.

*By: /s/ JERRY SALINAS	Group Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 4, 2020
Jerry Salinas As attorney-in-fact for the persons indicated