Form 10-Q
period 2020-06-30
CULLEN/FROST BANKERS, INC.
filed 2020-07-30
CIK 39263

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2020
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 23, 2020 there were 62,700,880 shares of the registrant’s Common Stock, $.01 par value, outstanding.

Cullen/Frost Bankers, Inc.
Quarterly Report on Form 10-Q
June 30, 2020

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Cullen/Frost Bankers, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	June 30, 2020	December 31, 2019
Assets:
Cash and due from banks	$558,422	$581,857
Interest-bearing deposits	5,992,246	2,849,950
Federal funds sold and resell agreements	48,900	356,374
Total cash and cash equivalents	6,599,568	3,788,181
Securities held to maturity, net of allowance for credit losses of $172 at June 30, 2020	1,968,954	2,030,005
Securities available for sale, at estimated fair value	10,606,696	11,269,591
Trading account securities	24,495	24,298
Loans, net of unearned discounts	17,971,937	14,750,332
Less: Allowance for credit losses on loans	(250,061)	(132,167)
Net loans	17,721,876	14,618,165
Premises and equipment, net	1,044,261	1,011,947
Goodwill	654,952	654,952
Other intangible assets, net	1,983	2,481
Cash surrender value of life insurance policies	189,091	187,156
Accrued interest receivable and other assets	565,677	440,652
Total assets	$39,377,553	$34,027,428

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$14,671,989	$10,873,629
Interest-bearing deposits	18,007,107	16,765,935
Total deposits	32,679,096	27,639,564
Federal funds purchased and repurchase agreements	1,589,384	1,695,342
Junior subordinated deferrable interest debentures, net of unamortized issuance costs	136,328	136,299
Subordinated notes, net of unamortized issuance costs	98,943	98,865
Accrued interest payable and other liabilities	865,001	545,690
Total liabilities	35,368,752	30,115,760

Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; 6,000,000 Series A shares ($25 liquidation preference) issued at December 31, 2019	—	144,486
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 64,236,306 shares issued at June 30, 2020 and December 31, 2019	642	642
Additional paid-in capital	989,034	983,250
Retained earnings	2,678,686	2,667,534
Accumulated other comprehensive income (loss), net of tax	488,264	267,370
Treasury stock, at cost; 1,566,661 shares at June 30, 2020 and 1,567,302 shares at December 31, 2019	(147,825)	(151,614)
Total shareholders’ equity	4,008,801	3,911,668
Total liabilities and shareholders’ equity	$39,377,553	$34,027,428
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income:
Loans, including fees	$171,305	$189,848	$343,442	$375,120
Securities:
Taxable	23,360	30,324	49,390	55,003
Tax-exempt	59,009	58,596	117,895	117,739
Interest-bearing deposits	1,257	7,828	9,382	18,467
Federal funds sold and resell agreements	63	1,541	865	3,129
Total interest income	254,994	288,137	520,974	569,458
Interest expense:
Deposits	6,227	26,844	22,280	54,018
Federal funds purchased and repurchase agreements	486	5,220	3,523	10,236
Junior subordinated deferrable interest debentures	988	1,478	2,193	2,976
Subordinated notes	1,164	1,164	2,328	2,328
Federal Home Loan Bank advances	318	—	318	—
Total interest expense	9,183	34,706	30,642	69,558
Net interest income	245,811	253,431	490,332	499,900
Credit loss expense	31,975	6,400	207,172	17,403
Net interest income after credit loss expense	213,836	247,031	283,160	482,497
Non-interest income:
Trust and investment management fees	31,060	30,448	65,533	62,145
Service charges on deposit accounts	17,580	21,798	40,231	42,588
Insurance commissions and fees	10,668	10,118	27,153	28,524
Interchange and debit card transaction fees	2,966	3,868	6,221	7,148
Other charges, commissions and fees	7,663	8,933	17,028	17,995
Net gain (loss) on securities transactions	—	169	108,989	169
Other	7,664	7,304	25,361	20,854
Total non-interest income	77,601	82,638	290,516	179,423
Non-interest expense:
Salaries and wages	90,350	90,790	189,162	183,266
Employee benefits	18,861	20,051	43,750	43,577
Net occupancy	25,266	21,133	50,650	40,400
Technology, furniture and equipment	26,046	22,157	51,286	43,821
Deposit insurance	2,800	2,453	5,424	5,261
Intangible amortization	241	305	498	630
Other	36,115	46,320	83,072	88,054
Total non-interest expense	199,679	203,209	423,842	405,009
Income before income taxes	91,758	126,460	149,834	256,911
Income taxes \ (benefits)	(1,314)	14,874	2,009	28,829
Net income	93,072	111,586	147,825	228,082
Preferred stock dividends	—	2,015	2,016	4,031
Redemption of preferred stock	—	—	5,514	—
Net income available to common shareholders	$93,072	$109,571	$140,295	$224,051

Earnings per common share:
Basic	$1.47	$1.73	$2.22	$3.53
Diluted	1.47	1.72	2.21	3.51
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$93,072	$111,586	$147,825	$228,082
Other comprehensive income (loss), before tax:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	156,509	158,140	386,627	356,286
Change in net unrealized gain on securities transferred to held to maturity	(308)	(308)	(685)	(652)
Reclassification adjustment for net (gains) losses included in net income	—	(169)	(108,989)	(169)
Total securities available for sale and transferred securities	156,201	157,663	276,953	355,465
Defined-benefit post-retirement benefit plans:
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	1,329	1,406	2,659	2,812
Total defined-benefit post-retirement benefit plans	1,329	1,406	2,659	2,812
Other comprehensive income (loss), before tax	157,530	159,069	279,612	358,277
Deferred tax expense (benefit)	33,081	33,405	58,718	75,239
Other comprehensive income (loss), net of tax	124,449	125,664	220,894	283,038
Comprehensive income (loss)	$217,521	$237,250	$368,719	$511,120
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Three months ended:
June 30, 2020
Balance at beginning of period	$—	$642	$985,762	$2,635,588	$363,815	$(159,141)	$3,826,666
Net income	—	—	—	93,072	—	—	93,072
Other comprehensive income, net of tax	—	—	—	—	124,449	—	124,449
Stock option exercises/stock unit conversions (77,308 shares)	—	—	—	(4,142)	—	7,525	3,383
Stock-based compensation expense recognized in earnings	—	—	3,272	—	—	—	3,272
Treasury stock issued to the 401(k) stock purchase plan ( 38,943 shares)	—	—	—	(961)	—	3,791	2,830
Cash dividends – common stock ($0.71 per share)	—	—	—	(44,871)	—	—	(44,871)
Balance at end of period	$—	$642	$989,034	$2,678,686	$488,264	$(147,825)	$4,008,801

June 30, 2019
Balance at beginning of period	$144,486	$642	$970,958	$2,493,207	$93,774	$(111,550)	$3,591,517
Net income	—	—	—	111,586	—	—	111,586
Other comprehensive loss, net of tax	—	—	—	—	125,664	—	125,664
Stock option exercises/stock unit conversions (53,035 shares)	—	—	—	(1,717)	—	4,673	2,956
Stock-based compensation expense recognized in earnings	—	—	4,364	—	—	—	4,364
Purchase of treasury stock (496,307 shares)	—	—	—	—	—	(50,000)	(50,000)
Cash dividends – preferred stock (approximately $0.33 per share)	—	—	—	(2,015)	—	—	(2,015)
Cash dividends – common stock ($0.71 per share)	—	—	—	(44,826)	—	—	(44,826)
Balance at end of period	$144,486	$642	$975,322	$2,556,235	$219,438	$(156,877)	$3,739,246
See accompanying Notes to Consolidated Financial Statements

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders’ Equity (continued)
(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Six months ended:
June 30, 2020
Balance at beginning of period	$144,486	$642	$983,250	$2,667,534	$267,370	$(151,614)	$3,911,668
Cumulative effect of accounting change	—	—	—	(29,252)	—	—	(29,252)
Total shareholders' equity at beginning of period, as adjusted	144,486	642	983,250	2,638,282	267,370	(151,614)	3,882,416
Net income	—	—	—	147,825	—	—	147,825
Other comprehensive income, net of tax	—	—	—	—	220,894	—	220,894
Stock option exercises/stock unit conversions (143,523 shares)	—	—	—	(9,125)	—	13,971	4,846
Stock-based compensation expense recognized in earnings	—	—	5,784	—	—	—	5,784
Redemption of preferred stock (6,000,000 shares)	(144,486)	—	—	(5,514)	—	—	(150,000)
Purchase of treasury stock (181,825 shares)	—	—	—	—	—	(13,973)	(13,973)
Treasury stock issued to the 401(k) stock purchase plan (38,943 shares)	—	—	—	(961)	—	3,791	2,830
Cash dividends – preferred stock (approximately $0.34 per share)	—	—	—	(2,016)	—	—	(2,016)
Cash dividends – common stock ($1.42 per share)	—	—	—	(89,805)	—	—	(89,805)
Balance at end of period	$—	$642	$989,034	$2,678,686	$488,264	$(147,825)	$4,008,801

June 30, 2019
Balance at beginning of period	$144,486	$642	$967,304	$2,440,002	$(63,600)	$(119,917)	$3,368,917
Cumulative effect of accounting change	—	—	—	(14,672)	—	—	(14,672)
Total shareholders' equity at beginning of period, as adjusted	144,486	642	967,304	2,425,330	(63,600)	(119,917)	3,354,245
Net income	—	—	—	228,082	—	—	228,082
Other comprehensive loss, net of tax	—	—	—	—	283,038	—	283,038
Stock option exercises/stock unit conversions (153,900 shares)	—	—	—	(5,718)	—	13,559	7,841
Stock-based compensation expense recognized in earnings	—	—	8,018	—	—	—	8,018
Purchase of treasury stock (501,658 shares)	—	—	—	—	—	(50,519)	(50,519)
Cash dividends – preferred stock (approximately $0.67 per share)	—	—	—	(4,031)	—	—	(4,031)
Cash dividends – common stock ($1.38 per share)	—	—	—	(87,428)	—	—	(87,428)
Balance at end of period	$144,486	$642	$975,322	$2,556,235	$219,438	$(156,877)	$3,739,246
See accompanying Notes to Consolidated Financial Statements

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Six Months Ended June 30,
	2020	2019
Operating Activities:
Net income	$147,825	$228,082
Adjustments to reconcile net income to net cash from operating activities:
Credit loss expense	207,172	17,403
Deferred tax expense (benefit)	(51,933)	(675)
Accretion of loan discounts	(7,680)	(7,325)
Securities premium amortization (discount accretion), net	62,177	56,726
Net (gain) loss on securities transactions	(108,989)	(169)
Depreciation and amortization	31,489	25,705
Net (gain) loss on sale/write-down of assets/foreclosed assets	(139)	(5,135)
Stock-based compensation	5,784	8,018
Net tax benefit from stock-based compensation	556	1,131
Earnings on life insurance policies	(1,935)	(1,830)
Net change in:
Trading account securities	(197)	(1,068)
Lease right-of-use assets	11,491	9,167
Accrued interest receivable and other assets	(131,772)	(18,107)
Accrued interest payable and other liabilities	43,111	(20,008)
Net cash from operating activities	206,960	291,915
Investing Activities:
Securities held to maturity:
Purchases	(1,500)	—
Maturities, calls and principal repayments	51,232	60,077
Securities available for sale:
Purchases	(3,739,598)	(4,555,448)
Sales	1,162,352	3,291,529
Maturities, calls and principal repayments	3,791,908	708,273
Proceeds from sale of loans	—	24,036
Net change in loans	(3,293,619)	(390,452)
Proceeds from sales of premises and equipment	3,054	4,677
Purchases of premises and equipment	(52,036)	(98,622)
Proceeds from sales of repossessed properties	8	5
Net cash from investing activities	(2,078,199)	(955,925)
Financing Activities:
Net change in deposits	5,039,532	(1,164,181)
Net change in short-term borrowings	(105,958)	(48,041)
Proceeds from Federal Home Loan Bank advances	1,250,000	—
Principal payments on Federal Home Loan Bank advances	(1,250,000)	—
Redemption of preferred stock	(150,000)	—
Proceeds from stock option exercises	4,846	7,841
Purchase of treasury stock	(13,973)	(50,519)
Cash dividends paid on preferred stock	(2,016)	(4,031)
Cash dividends paid on common stock	(89,805)	(87,428)
Net cash from financing activities	4,682,626	(1,346,359)
Net change in cash and cash equivalents	2,811,387	(2,010,369)
Cash and cash equivalents at beginning of period	3,788,181	3,955,779
Cash and cash equivalents at end of period	$6,599,568	$1,945,410

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
Cash Flow Reporting. Additional cash flow information was as follows:

	Six Months Ended June 30,
	2020	2019
Cash paid for interest	$31,712	$66,657
Cash paid for income taxes	32,174	31,858
Significant non-cash transactions:
Unsettled securities transactions	216,855	39,896
Loans foreclosed and transferred to other real estate owned and foreclosed assets	—	616
Loans to facilitate the sale of other real estate owned	—	847
Right-of-use lease assets obtained in exchange for lessee operating lease liabilities	18,679	295,109
Treasury stock issued to 401(k) stock purchase plan	2,830	—
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
Loans: Loans are reported at the principal balance outstanding net of unearned discounts. Interest income on loans is reported on the level-yield method and includes amortization of deferred loan fees and costs over the terms of the individual loans to which they relate, or, in certain cases, over the average expected term for loans where deferred fees and costs are accounted for on a pooled basis. Net loan commitment fees or costs for commitment periods greater than one year are deferred and amortized into fee income or other expense on a straight-line basis over the commitment period. Income on direct financing leases is recognized on a basis that achieves a constant periodic rate of return on the outstanding investment. Further information regarding our accounting policies related to past due loans, non-accrual loans, collateral dependent loans and troubled-debt restructurings is presented in Note 3 - Loans.
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
As more fully discussed in our 2019 Form 10-K, we adopted certain accounting standard updates related to accounting for leases as of January 1, 2019 using a modified-retrospective transition approach and recognized right-of-use lease assets and related lease liabilities totaling $170.5 million and $174.4 million, respectively, as of that date. We also adopted an accounting standard update which shortened the amortization period for certain callable debt securities held at a premium as of January 1, 2019 using a modified retrospective transition adoption approach and recognized a cumulative effect reduction to retained earnings totaling $14.7 million.

Note 2 - Securities
Securities - Held to Maturity. A summary of the amortized cost, fair value and allowance for credit losses related to securities held to maturity as of June 30, 2020 and December 31, 2019 is presented below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses	Net Carrying Amount
June 30, 2020
Residential mortgage-backed securities	$529,868	$45,243	$—	$575,111	$—	$529,868
States and political subdivisions	1,437,758	59,072	—	1,496,830	(172)	1,437,586
Other	1,500	—	—	1,500	—	1,500
Total	$1,969,126	$104,315	$—	$2,073,441	$(172)	$1,968,954
December 31, 2019
Residential mortgage-backed securities	$530,861	$22	$9,365	$521,518	$—	$530,861
States and political subdivisions	1,497,644	28,909	896	1,525,657	—	1,497,644
Other	1,500	—	—	1,500	—	1,500
Total	$2,030,005	$28,931	$10,261	$2,048,675	$—	$2,030,005
All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. The carrying value of held-to-maturity securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $557.7 million and $561.4 million at June 30, 2020 and December 31, 2019, respectively. Accrued interest receivable on held-to-maturity securities totaled $22.1 million and $21.1 million at June 30, 2020 and December 31, 2019, respectively and is included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
From time to time, we have reclassified certain securities from available for sale to held to maturity. During the fourth quarter of 2019, we reclassified securities with an aggregate fair value of $377.8 million and an aggregate net unrealized gain of $3.3 million ($2.6 million, net of tax) on the date of the transfer. The net unamortized, unrealized gain remaining on transferred securities, including those transferred in 2019 and in years prior, included in accumulated other comprehensive income in the accompanying balance sheet totaled $4.1 million ($3.2 million, net of tax) at June 30, 2020 and $4.8 million ($3.8 million, net of tax) at December 31, 2019. This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities.
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
The following table summarizes Moody's and/or Standard & Poor's bond ratings for our portfolio of held-to-maturity securities issued by States and political subdivisions and other securities as of June 30, 2020:

	States and Political Subdivisions
	Not Guaranteed or Pre-Refunded	Guaranteed by the Texas PSF	Pre-Refunded	Total	Other Securities
Aaa/AAA	$131,304	$840,004	$292,036	$1,263,344	$—
Aa/AA	111,427	—	—	111,427	—
A	62,987	—	—	62,987	—
Not rated	—	—	—	—	1,500
Total	$305,718	$840,004	$292,036	$1,437,758	$1,500

Historical loss rates associated with securities having similar grades as those in our portfolio have generally not been significant. Furthermore, as of June 30, 2020, there were no past due principal or interest payments associated with these securities. The PSF is a sovereign wealth fund which serves to provide revenues for funding of public primary and secondary education in the State of Texas. Based upon (i) the PSF's AAA insurer financial strength rating, (ii) the PSF's substantial capitalization and excess guarantee capacity and (iii) a zero historical loss rate, no allowance for credit losses has been recorded for securities guaranteed by the PSF as there is no current expectation of credit losses related to these securities. Pre-refunded securities have been defeased by the issuer and are fully secured by cash and/or U.S. Treasury securities held in escrow for payment to holders when the underlying call dates of the securities are reached. Accordingly, no allowance for credit losses has been recorded for securities that have been defeased as there is no current expectation of credit losses related to these securities.
The following table details activity in the allowance for credit losses on held-to-maturity securities during the three and six months ended June 30, 2020.

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Beginning balance	$200	$—
Impact of adopting ASC 326	—	215
Credit loss expense (benefit)	(28)	(43)
Ending balance	$172	$172
Securities - Available for Sale. A summary of the amortized cost, fair value and allowance for credit losses related to securities available for sale as of June 30, 2020 and December 31, 2019 is presented below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
June 30, 2020
U.S. Treasury	$1,117,867	$45,768	$—	$—	$1,163,635
Residential mortgage-backed securities	2,051,686	79,604	3	—	2,131,287
States and political subdivisions	6,725,404	544,091	—	—	7,269,495
Other	42,279	—	—	—	42,279
Total	$9,937,236	$669,463	$3	$—	$10,606,696

December 31, 2019
U.S. Treasury	$1,941,283	$18,934	$12,084	$—	$1,948,133
Residential mortgage-backed securities	2,176,275	32,608	1,289	—	2,207,594
States and political subdivisions	6,717,344	353,857	204	—	7,070,997
Other	42,867	—	—	—	42,867
Total	$10,877,769	$405,399	$13,577	$—	$11,269,591
All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. At June 30, 2020, nearly all of the securities in our available for sale municipal bond portfolio were issued by the State of Texas or political subdivisions or agencies within the State of Texas, of which approximately 70.7% are either guaranteed by the PSF or have been pre-refunded. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the table above. The carrying value of available-for-sale securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $3.2 billion and $3.4 billion at June 30, 2020 and December 31, 2019, respectively. Accrued interest receivable on available-for-sale securities totaled $114.3 million and $115.9 million at June 30, 2020 and December 31, 2019, respectively, and is included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
The table below summarizes, as of June 30, 2020, securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by type of security and length of time in a continuous unrealized loss position.

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Residential mortgage-backed securities	$1,243	$2	$127	$1	$1,370	$3
Total	$1,243	$2	$127	$1	$1,370	$3

As of June 30, 2020, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors (such as a PSF guarantee) related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.
Contractual Maturities. The following table summarizes the maturity distribution schedule of securities held to maturity and securities available for sale as of June 30, 2020. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as available for sale include stock in the Federal Reserve Bank and the Federal Home Loan Bank, which have no maturity date. These securities have been included in the total column only.

	Within 1 Year	1 - 5 Years	5 - 10 Years	After 10 Years	Total
Held To Maturity
Amortized Cost
Residential mortgage-backed securities	$—	$285	$516,618	$12,965	$529,868
States and political subdivisions	25,717	339,996	425,582	646,463	1,437,758
Other	—	1,500	—	—	1,500
Total	$25,717	$341,781	$942,200	$659,428	$1,969,126
Estimated Fair Value
Residential mortgage-backed securities	$—	$287	$560,606	$14,218	$575,111
States and political subdivisions	25,991	353,852	439,542	677,445	1,496,830
Other	—	1,500	—	—	1,500
Total	$25,991	$355,639	$1,000,148	$691,663	$2,073,441
Available For Sale
Amortized Cost
U. S. Treasury	$33,986	$1,083,881	$—	$—	$1,117,867
Residential mortgage-backed securities	126	57,223	5,424	1,988,913	2,051,686
States and political subdivisions	241,102	411,156	658,064	5,415,082	6,725,404
Other	—	—	—	—	42,279
Total	$275,214	$1,552,260	$663,488	$7,403,995	$9,937,236
Estimated Fair Value
U. S. Treasury	$34,067	$1,129,568	$—	$—	$1,163,635
Residential mortgage-backed securities	133	59,793	5,967	2,065,394	2,131,287
States and political subdivisions	243,001	444,100	714,089	5,868,305	7,269,495
Other	—	—	—	—	42,279
Total	$277,201	$1,633,461	$720,056	$7,933,699	$10,606,696
Sales of Securities. Sales of securities available for sale were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Proceeds from sales	$51,250	$2,346,626	$1,162,352	$3,291,529
Gross realized gains	—	803	108,989	803
Gross realized losses	—	(634)	—	(634)
Tax (expense) benefit of securities gains/losses	—	(35)	(22,888)	(35)

Premiums and Discounts. Premium amortization and discount accretion included in interest income on securities was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Premium amortization	$(30,988)	$(29,408)	$(63,333)	$(59,287)
Discount accretion	571	1,378	1,156	2,561
Net (premium amortization) discount accretion	$(30,417)	$(28,030)	$(62,177)	$(56,726)
Trading Account Securities. Trading account securities, at estimated fair value, were as follows:

	June 30, 2020	December 31, 2019
U.S. Treasury	$24,495	$24,298
Total	$24,495	$24,298
Net gains and losses on trading account securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net gain on sales transactions	$304	$552	$774	$1,058
Net mark-to-market gains (losses)	(22)	27	93	31
Net gain (loss) on trading account securities	$282	$579	$867	$1,089
Note 3 - Loans
Loans were as follows:

	June 30, 2020	Percentage of Total	December 31, 2019	Percentage of Total
Commercial and industrial	$5,004,229	27.9%	$5,187,466	35.2%
Energy:
Production	1,162,673	6.5	1,348,900	9.2
Service	164,597	0.9	192,996	1.3
Other	97,610	0.5	110,986	0.8
Total energy	1,424,880	7.9	1,652,882	11.2
Paycheck Protection Program	3,162,279	17.6	—	—
Commercial real estate:
Commercial mortgages	5,042,546	28.1	4,594,113	31.1
Construction	1,265,550	7.0	1,312,659	8.9
Land	316,839	1.8	289,467	2.0
Total commercial real estate	6,624,935	36.9	6,196,239	42.0
Consumer real estate:
Home equity loans	346,210	1.9	375,596	2.6
Home equity lines of credit	395,099	2.2	354,671	2.4
Other	508,876	2.8	464,146	3.1
Total consumer real estate	1,250,185	6.9	1,194,413	8.1
Total real estate	7,875,120	43.8	7,390,652	50.1
Consumer and other	505,429	2.8	519,332	3.5
Total loans	$17,971,937	100.0%	$14,750,332	100.0%
Concentrations of Credit. Most of our lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio, as well as other markets. The majority of our loan portfolio consists of commercial and industrial and commercial real estate loans. As of June 30, 2020, there were no concentrations of loans related to any single industry in excess of 10% of total loans. The largest industry concentration was related to the energy industry, which totaled 7.9% of total loans, or 9.6% excluding PPP loans. Unfunded commitments to extend credit and standby letters of credit issued to customers in the energy industry totaled $982.6 million and $63.0 million, respectively, as of June 30, 2020.

Foreign Loans. We have U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at June 30, 2020 or December 31, 2019.
Related Party Loans. In the ordinary course of business, we have granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”). Such loans totaled $314.2 million at June 30, 2020 and $298.5 million at December 31, 2019.
Accrued Interest Receivable. Accrued interest receivable on loans totaled $39.9 million and $45.5 million at June 30, 2020 and December 31, 2019, respectively and is included in accrued interest receivable and other assets in the accompany consolidated balance sheets.
COVID-19 Loan Deferments. Certain borrowers are currently unable to meet their contractual payment obligations because of the adverse effects of COVID-19. To help mitigate these effects, loan customers may apply for a deferral of payments, or portions thereof, for up to 90 days. In the absence of other intervening factors, such short-term modifications made on a good faith basis are not categorized as troubled debt restructurings, nor are loans granted payment deferrals related to COVID-19 reported as past due or placed on non-accrual status (provided the loans were not past due or on non-accrual status prior to the deferral). At June 30, 2020, there were nearly 3,100 loans in COVID-19 related deferment with an aggregate outstanding balance of approximately $2.1 billion.
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
Non-accrual loans, segregated by class of loans, were as follows:

	June 30, 2020		December 31, 2019
	Total Non-Accrual	Non-Accrual with No Credit Loss Allowance	Total Non-Accrual	Non-Accrual with No Credit Loss Allowance
Commercial and industrial	$27,146	$10,623	$26,038	$13,266
Energy	36,239	30,892	65,761	3,281
Paycheck Protection Program	—	—	—	—
Commercial real estate:
Buildings, land and other	12,154	6,513	8,912	6,558
Construction	1,869	677	665	665
Consumer real estate	2,035	2,035	922	922
Consumer and other	18	—	5	—
Total	$79,461	$50,740	$102,303	$24,692

The following table presents non-accrual loans as of June 30, 2020 by class and year of origination.

	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial	$1,439	$2,951	$8,023	$2,130	$290	$111	$8,163	$4,039	$27,146
Energy	27,628	—	—	—	—	—	2,929	5,682	36,239
Paycheck Protection Program	—	—	—	—	—	—	—	—	—
Commercial real estate:
Buildings, land and other	249	5,763	33	1,393	659	3,700	357	—	12,154
Construction	1,192	677	—	—	—	—	—	—	1,869
Consumer real estate	—	—	418	211	350	663	336	57	2,035
Consumer and other	—	—	—	—	—	—	18	—	18
Total	$30,508	$9,391	$8,474	$3,734	$1,299	$4,474	$11,803	$9,778	$79,461
Had non-accrual loans performed in accordance with their original contract terms, we would have recognized additional interest income, net of tax, of approximately $570 thousand and $1.6 million for the three and six months ended June 30, 2020, and approximately $1.1 million and $2.1 million for the three and six months ended June 30, 2019.
An age analysis of past due loans (including both accruing and non-accruing loans), segregated by class of loans, as of June 30, 2020 was as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and industrial	$34,018	$23,765	$57,783	$4,946,446	$5,004,229	$7,669
Energy	9,319	7,978	17,297	1,407,583	1,424,880	2,466
Paycheck Protection Program	—	—	—	3,162,279	3,162,279	—
Commercial real estate:
Buildings, land and other	10,271	9,593	19,864	5,339,521	5,359,385	5,225
Construction	3,164	—	3,164	1,262,386	1,265,550	—
Consumer real estate	10,437	5,876	16,313	1,233,872	1,250,185	4,661
Consumer and other	7,621	976	8,597	496,832	505,429	976
Total	$74,830	$48,188	$123,018	$17,848,919	$17,971,937	$20,997
Troubled Debt Restructurings. Troubled debt restructurings during the six months ended June 30, 2020 and June 30, 2019 are set forth in the following table.

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Balance at Restructure	Balance at Period-End	Balance at Restructure	Balance at Period-End
Commercial and industrial	$3,660	$3,652	$677	$555
Commercial real estate:
Buildings, land and other	6,606	6,606	7,347	7,308
Construction	1,192	1,192	—	—
Consumer and other	1,104	1,104	—	—
	$12,562	$12,554	$8,024	$7,863
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

Additional information related to restructured loans as of or for the three months ended June 30, 2020 and June 30, 2019 is set forth in the following table.

	June 30, 2020	June 30, 2019
Restructured loans past due in excess of 90 days at period-end:
Number of loans	—	—
Dollar amount of loans	$—	$—
Restructured loans on non-accrual status at period end	7,631	3,890
Charge-offs of restructured loans:
Recognized in connection with restructuring	—	—
Recognized on previously restructured loans	—	—
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
The following tables present weighted-average risk grades for all commercial loans, by class and year of origination/renewal as of June 30, 2020. Paycheck Protection Program (“PPP”) loans are excluded as such loans are fully guaranteed by the Small Business Administration (“SBA”).

	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total	W/A Risk Grade
Commercial and industrial
Risk grades 1-8	$964,725	$717,740	$381,096	$293,462	$135,834	$131,562	$1,870,668	$43,753	$4,538,840	6.12
Risk grade 9	40,097	40,498	47,038	23,292	17,302	10,094	100,309	7,624	286,254	9.00
Risk grade 10	511	6,542	13,823	6,106	1,106	914	55,019	322	84,343	10.00
Risk grade 11	627	11,037	8,118	3,825	978	2,258	32,625	8,178	67,646	11.00
Risk grade 12	—	400	6,891	1,366	290	111	3,921	2,416	15,395	12.00
Risk grade 13	1,439	2,551	1,132	764	—	—	4,242	1,623	11,751	13.00
	$1,007,399	$778,768	$458,098	$328,815	$155,510	$144,939	$2,066,784	$63,916	$5,004,229	6.45
W/A Risk grade	5.86	6.75	7.25	6.26	6.51	6.08	6.46	7.90	6.45
Energy
Risk grades 1-8	$464,306	$34,818	$15,531	$7,152	$2,177	$4,931	$458,761	$18,745	$1,006,421	6.17
Risk grade 9	109,731	14,431	3,754	18	—	—	97,175	16,594	241,703	9.00
Risk grade 10	32,588	228	1,203	1,032	930	—	10,054	952	46,987	10.00
Risk grade 11	59,119	341	1,268	3,261	—	1,110	28,152	279	93,530	11.00
Risk grade 12	27,628	—	—	—	—	—	2,929	3,432	33,989	12.00
Risk grade 13	—	—	—	—	—	—	—	2,250	2,250	13.00
	$693,372	$49,818	$21,756	$11,463	$3,107	$6,041	$597,071	$42,252	$1,424,880	7.24
W/A Risk grade	7.42	7.76	7.73	8.56	7.50	7.67	6.82	8.90	7.24

	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total	W/A Risk Grade
Commercial real estate:
Buildings, land, other
Risk grades 1-8	$738,500	$1,050,204	$781,460	$749,286	$471,551	$812,382	$68,195	$54,199	$4,725,777	6.97
Risk grade 9	2,459	75,727	41,972	67,920	77,455	103,423	2,150	783	371,889	9.00
Risk grade 10	995	20,053	3,206	35,727	29,801	56,419	2,422	2,876	151,499	10.00
Risk grade 11	3,353	11,407	3,798	38,848	14,901	20,944	3,100	1,715	98,066	11.00
Risk grade 12	249	4,963	33	1,393	659	3,450	294	—	11,041	12.00
Risk grade 13	—	800	—	—	—	250	63	—	1,113	13.00
	$745,556	$1,163,154	$830,469	$893,174	$594,367	$996,868	$76,224	$59,573	$5,359,385	7.28
W/A Risk grade	7.20	7.27	7.13	7.44	7.62	7.17	7.29	6.93	7.28
Construction
Risk grades 1-8	$189,575	$435,960	$362,978	$764	$1,178	$16,956	$131,793	$—	$1,139,204	7.15
Risk grade 9	3,103	11,714	49,915	7,818	6,984	—	14,514	—	94,048	9.00
Risk grade 10	13,124	12,864	2,589	891	—	—	—	—	29,468	10.00
Risk grade 11	—	—	—	—	—	961	—	—	961	11.00
Risk grade 12	992	677	—	—	—	—	—	—	1,669	12.00
Risk grade 13	200	—	—	—	—	—	—	—	200	13.00
	$206,994	$461,215	$415,482	$9,473	$8,162	$17,917	$146,307	$—	$1,265,550	7.36
W/A Risk grade	7.30	7.23	7.64	9.00	8.75	6.31	6.97	—	7.36
Total commercial real estate	$952,550	$1,624,369	$1,245,951	$902,647	$602,529	$1,014,785	$222,531	$59,573	$6,624,935	7.30
W/A Risk grade	7.22	7.26	7.30	7.45	7.63	7.16	7.08	6.93	7.30
In the tables above, certain loans are reported as 2020 originations and have risk grades of 11 or higher. These loans were, for the most part, first originated in various years prior to 2020 but were renewed in the current year.
The following tables present weighted average risk grades for all commercial loans by class as of December 31, 2019.

	Commercial and Industrial		Energy		Commercial Real Estate - Buildings, Land and Other		Commercial Real Estate - Construction		Total Commercial Real Estate
	W/A Risk Grade	Loans	W/A Risk Grade	Loans	W/A Risk Grade	Loans	W/A Risk Grade	Loans	W/A Risk Grade	Loans
Risk grades 1-8	6.17	$4,788,857	5.90	$1,488,301	6.78	$4,523,271	7.25	$1,274,098	6.88	$5,797,369
Risk grade 9	9.00	247,212	9.00	32,163	9.00	163,714	9.00	21,509	9.00	185,223
Risk grade 10	10.00	71,472	10.00	51,898	10.00	103,626	10.00	15,243	10.00	118,869
Risk grade 11	11.00	53,887	11.00	14,760	11.00	84,057	11.00	1,144	11.00	85,201
Risk grade 12	12.00	18,189	12.00	45,514	12.00	8,529	12.00	665	12.00	9,194
Risk grade 13	13.00	7,849	13.00	20,246	13.00	383	13.00	—	13.00	383
Total	6.44	$5,187,466	6.39	$1,652,882	7.01	$4,883,580	7.31	$1,312,659	7.07	$6,196,239

Information about the payment status of consumer loans, segregated by portfolio segment and year of origination, as of June 30, 2020 was as follows:

	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Consumer real estate:
Past due 30-89 days	$308	$392	$744	$1,424	$951	$5,552	$594	$472	$10,437
Past due 90 or more days	631	139	825	364	385	1,622	1,772	138	5,876
Total past due	939	531	1,569	1,788	1,336	7,174	2,366	610	16,313
Current loans	153,945	208,060	125,413	107,404	84,106	162,656	373,461	18,827	1,233,872
Total	$154,884	$208,591	$126,982	$109,192	$85,442	$169,830	$375,827	$19,437	$1,250,185
Consumer and other:
Past due 30-89 days	$995	$164	$88	$10	$35	$1	$6,157	$171	$7,621
Past due 90 or more days	83	43	3	—	—	—	791	56	976
Total past due	1,078	207	91	10	35	1	6,948	227	8,597
Current loans	28,816	39,651	11,925	3,775	2,421	1,292	382,499	26,453	496,832
Total	$29,894	$39,858	$12,016	$3,785	$2,456	$1,293	$389,447	$26,680	$505,429

Revolving loans that converted to term during the three and six months ended June 30, 2020 were as follows:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Commercial and industrial	$9,405	$18,975
Energy	26,839	42,186
Commercial real estate:
Buildings, land and other	—	7,551
Construction	—	—
Consumer real estate	905	1,955
Consumer and other	10,371	10,371
Total	$47,520	$81,038
In assessing the general economic conditions in the State of Texas, management monitors and tracks the Texas Leading Index (“TLI”), which is produced by the Federal Reserve Bank of Dallas. The TLI, the components of which are more fully described in our 2019 Form 10-K, totaled 106.7 at June 30, 2020 and 127.9 at December 31, 2019. A lower TLI value implies less favorable economic conditions.
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

Management qualitatively adjusts model results for risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These qualitative factor (“Q-Factor”) adjustments may increase or decrease management's estimate of expected credit losses by a calculated percentage or amount based upon the estimated level of risk. The various risks that may be considered in making Q-Factor adjustments include, among other things, the impact of (i) changes in lending policies and procedures, including changes in underwriting standards and practices for collections, write-offs, and recoveries, (ii) actual and expected changes in international, national, regional, and local economic and business conditions and developments that affect the collectibility of the loan pools, (iii) changes in the nature and volume of the loan pools and in the terms of the underlying loans, (iv) changes in the experience, ability, and depth of our lending management and staff, (v) changes in volume and severity of past due financial assets, the volume of non-accrual assets, and the volume and severity of adversely classified or graded assets, (vi) changes in the quality of our credit review function, (vii) changes in the value of the underlying collateral for loans that are non-collateral dependent, (viii) the existence, growth, and effect of any concentrations of credit and (ix) other factors such as the regulatory, legal and technological environments; competition; and events such as natural disasters or health pandemics.
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
The following table presents details of the allowance for credit losses on loans segregated by loan portfolio segment as of June 30, 2020, calculated in accordance with the CECL methodology described above. No allowance for credit losses has been recognized for PPP loans as such loans are fully guaranteed by the SBA.

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Modeled expected credit losses	$86,016	$17,977	$121,978	$8,865	$8,224	$243,060
Q-Factor and other qualitative adjustments	430	20,590	(29,867)	133	43	(8,671)
Specific allocations	12,090	2,250	1,314	—	18	15,672
Total	$98,536	$40,817	$93,425	$8,998	$8,285	$250,061
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

The following table details activity in the allowance for credit losses on loans by portfolio segment for the three and six months ended June 30, 2020 and 2019. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. No allowance for credit losses has been recognized for PPP loans as such loans are fully guaranteed by the SBA.

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Three months ended:
June 30, 2020
Beginning balance	$92,152	$103,201	$52,319	$8,170	$8,039	$263,881
Credit loss expense	7,334	(27,342)	44,587	352	2,297	27,228
Charge-offs	(1,841)	(35,042)	(3,511)	(135)	(4,178)	(44,707)
Recoveries	891	—	30	611	2,127	3,659
Net charge-offs	(950)	(35,042)	(3,481)	476	(2,051)	(41,048)
Ending balance	$98,536	$40,817	$93,425	$8,998	$8,285	$250,061
June 30, 2019
Beginning balance	$58,571	$25,343	$36,455	$5,661	$10,320	$136,350
Credit loss expense	1,597	2,446	(13)	262	2,108	6,400
Charge-offs	(3,389)	(2,000)	(557)	(601)	(5,103)	(11,650)
Recoveries	935	29	29	315	2,521	3,829
Net charge-offs	(2,454)	(1,971)	(528)	(286)	(2,582)	(7,821)
Ending balance	$57,714	$25,818	$35,914	$5,637	$9,846	$134,929
Six months ended:
June 30, 2020
Beginning balance	$51,593	$37,382	$31,037	$4,113	$8,042	$132,167
Impact of adopting ASC 326	21,263	(10,453)	(13,519)	2,392	(2,248)	(2,565)
Credit loss expense	29,284	82,664	79,348	1,922	6,935	200,153
Charge-offs	(6,210)	(68,842)	(3,584)	(420)	(9,183)	(88,239)
Recoveries	2,606	66	143	991	4,739	8,545
Net charge-offs	(3,604)	(68,776)	(3,441)	571	(4,444)	(79,694)
Ending balance	$98,536	$40,817	$93,425	$8,998	$8,285	$250,061
June 30, 2019
Beginning balance	$48,580	$29,052	$38,777	$6,103	$9,620	$132,132
Credit loss expense	13,526	(1,310)	(2,365)	1,509	6,043	17,403
Charge-offs	(6,077)	(2,000)	(617)	(2,379)	(10,800)	(21,873)
Recoveries	1,685	76	119	404	4,983	7,267
Net charge-offs	(4,392)	(1,924)	(498)	(1,975)	(5,817)	(14,606)
Ending balance	$57,714	$25,818	$35,914	$5,637	$9,846	$134,929
The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan portfolio segment as of June 30, 2020 and December 31, 2019.

	June 30, 2020		December 31, 2019
	Loan Balance	Specific Allocations	Loan Balance	Specific Allocations
Commercial and industrial	$46,087	$12,090	$24,360	$7,849
Energy	35,904	2,250	65,244	20,246
Paycheck Protection Program	—	—	—	—
Commercial real estate:
Buildings, land and other	28,582	1,114	8,609	383
Construction	1,869	200	665	—
Consumer real estate	1,334	—	570	—
Consumer and other	18	18	5	5
Total	$113,794	$15,672	$99,453	$28,483

Note 4 - Goodwill and Other Intangible Assets
Goodwill and other intangible assets are presented in the table below. As of June 30, 2020, we evaluated recent potential triggering events that might be indicators that our goodwill was impaired. The events include the economic disruption and uncertainty surrounding the COVID-19 pandemic and the circumstances surrounding recent volatility in the market price of crude oil. Based on our evaluation, we concluded that our goodwill was not more than likely impaired as of that date.

	June 30, 2020	December 31, 2019
Goodwill	$654,952	$654,952
Other intangible assets:
Core deposits	$1,634	$2,043
Customer relationships	349	438
	$1,983	$2,481
The estimated aggregate future amortization expense for intangible assets remaining as of June 30, 2020 is as follows:

Remainder of 2020	$420
2021	697
2022	481
2023	282
2024	87
Thereafter	16
$1,983
Note 5 - Deposits
Deposits were as follows:

	June 30, 2020	Percentage of Total	December 31, 2019	Percentage of Total
Non-interest-bearing demand deposits:
Commercial and individual	$13,866,774	42.4%	$10,212,265	36.9%
Correspondent banks	283,893	0.9	246,181	0.9
Public funds	521,322	1.6	415,183	1.5
Total non-interest-bearing demand deposits	14,671,989	44.9	10,873,629	39.3
Interest-bearing deposits:
Private accounts:
Savings and interest checking	7,937,394	24.3	7,147,327	25.9
Money market accounts	8,431,539	25.8	7,888,433	28.5
Time accounts of $100,000 or more	779,859	2.4	736,481	2.7
Time accounts under $100,000	335,131	1.0	347,418	1.2
Total private accounts	17,483,923	53.5	16,119,659	58.3
Public funds:
Savings and interest checking	442,349	1.4	548,399	2.0
Money market accounts	76,437	0.2	73,180	0.3
Time accounts of $100,000 or more	4,315	—	24,672	0.1
Time accounts under $100,000	83	—	25	—
Total public funds	523,184	1.6	646,276	2.4
Total interest-bearing deposits	18,007,107	55.1	16,765,935	60.7
Total deposits	$32,679,096	100.0%	$27,639,564	100.0%
The following table presents additional information about our deposits:

	June 30, 2020	December 31, 2019
Deposits from the Certificate of Deposit Account Registry Service (CDARS) deposits	$366	$361
Deposits from foreign sources (primarily Mexico)	797,499	805,828
Deposits not covered by deposit insurance	16,442,913	13,115,796

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
Financial instruments with off-balance-sheet risk were as follows:

	June 30, 2020	December 31, 2019
Commitments to extend credit	$9,601,250	$9,306,043
Standby letters of credit	254,142	260,587
Deferred standby letter of credit fees	1,756	1,276
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
The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning balance	$42,164	$500	$500	$500
Impact of adopting ASC 326	—	—	39,377	—
Credit loss expense	4,775	—	7,062	—
Ending balance	$46,939	$500	$46,939	$500
Lease Commitments. We lease certain office facilities and office equipment under operating leases. The components of total lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Amortization of lease right-of-use assets	$8,150	$6,487	$16,024	$12,283
Short-term lease expense	610	1,038	1,171	2,117
Non-lease components (including taxes, insurance, common maintenance, etc.)	2,897	2,175	5,824	3,908
Total	$11,657	$9,700	$23,019	$18,308
Right-of-use lease assets totaled $304.9 million at June 30, 2020 and $297.7 million at December 31, 2019 and are reported as a component of premises and equipment on our accompanying consolidated balance sheets. The related lease liabilities totaled $334.8 million at June 30, 2020 and $323.7 million at December 31, 2019 and are reported as a component of accrued interest payable and other liabilities in the accompanying consolidated balance sheets. Lease payments under operating leases that were applied to our operating lease liability totaled $8.1 million and $15.8 million during the three and six months ended June 30, 2020 and $6.1 million and $12.1 million during the three and six months ended June 30, 2019. There has been no significant change in our expected future minimum lease payments since December 31, 2019. See the 2019 Form 10-K for information regarding these commitments.

Litigation. We are subject to various claims and legal actions that have arisen in the course of conducting business. Management does not expect the ultimate disposition of these matters to have a material adverse impact on our financial statements.
As previously disclosed, in April of 2020, purported class action lawsuits were filed against Frost Bank in each of Federal and Texas State courts alleging certain violations of law in connection with Frost Bank’s participation in the PPP. Frost Banks’s motion to dismiss with prejudice the Federal lawsuit was granted and as a result the Federal lawsuit is resolved. The Texas State court lawsuit has also been favorably resolved. In May of 2020, a purported class action lawsuit was filed against Frost Bank alleging, among other claims, that Frost Bank had refused to pay agent fees to purported agents of borrowers under the PPP in violation of SBA regulations. Frost Bank believes the claims in the agent fee case to be without merit.
Note 7 - Capital and Regulatory Matters
Banks and bank holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and o ther factors.
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
Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. Cullen/Frost and Frost Bank did not have any additional Tier 1 capital beyond Common Equity Tier 1 at June 30, 2020. For Cullen/Frost, additional Tier 1 capital at December 31, 2019 included $144.5 million of 5.375% non-cumulative perpetual preferred stock. This preferred stock was redeemed during the first quarter of 2020, as further discussed below. Frost Bank did not have any additional Tier 1 capital beyond Common Equity Tier 1 at December 31, 2019.
Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both Cullen/Frost and Frost Bank includes a permissible portion of the allowances for credit losses on securities, loans and off-balance-sheet credit exposures. Tier 2 capital for Cullen/Frost also includes $100.0 million of qualified subordinated debt and $133.0 million of trust preferred securities at both June 30, 2020 and December 31, 2019.
As discussed in Note 1 - Significant Accounting Policies, in connection with the adoption of ASC 326, we recognized an after-tax cumulative effect reduction to retained earnings totaling $29.3 million. In February 2019, the federal bank regulatory agencies issued a final rule (the “2019 CECL Rule”) that revised certain capital regulations to account for changes to credit loss accounting under U.S. GAAP. The 2019 CECL Rule included a transition option that allows banking organizations to phase in, over a three-year period, the day-one adverse effects of CECL on their regulatory capital ratios (three-year transition option). In March 2020, the federal bank regulatory agencies issued an interim final rule that maintains the three-year transition option of the 2019 CECL Rule and also provides banking organizations that were required under U.S. GAAP (as of January 2020) to implement CECL before the end of 2020 the option to delay for two years an estimate of the effect of CECL on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). We elected to adopt the five-year transition option. Accordingly, a CECL transitional amount totaling $61.1 million has been added back to CET1 as of June 30, 2020. The CECL transitional amount includes $29.3 million related to cumulative effect of adopting CECL and $31.9 million related to the estimated incremental effect of CECL since adoption.
In April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA. Federal bank regulatory agencies have issued an interim final rule that permits banks to neutralize the regulatory capital effects of participating in the Paycheck Protection Program Lending Facility (the “PPP Facility”) and clarify that PPP loans have a zero percent risk weight under applicable risk-based capital rules. Specifically, a bank may exclude all PPP loans pledged as collateral to the PPP Facility from its average total consolidated assets for the purposes of calculating its leverage ratio, while PPP loans that are not pledged as collateral to the PPP Facility will be included. The PPP loans we originated in the second quarter of 2020 are included in the calculation of our leverage ratio as of June 30, 2020 as we did not utilize the PPP Facility for funding purposes.

The following table presents actual and required capital ratios as of June 30, 2020 and December 31, 2019 for Cullen/Frost and Frost Bank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. See the 2019 Form 10-K for a more detailed discussion of the Basel III Capital Rules. After a review of risk-weight classifications during the first quarter of 2019, risk-weightings for certain loans were reclassified. Amounts reported as of December 31, 2019 have been revised to reflect these reclassifications.

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
June 30, 2020
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$2,940,493	12.48%	$1,649,766	7.00%	$1,531,926	6.50%
Frost Bank	2,977,672	12.66	1,646,300	7.00	1,528,707	6.50
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	2,940,493	12.48	2,003,287	8.50	1,885,447	8.00
Frost Bank	2,977,672	12.66	1,999,078	8.50	1,881,485	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	3,401,768	14.43	2,474,649	10.50	2,356,809	10.00
Frost Bank	3,205,947	13.63	2,469,450	10.50	2,351,857	10.00
Leverage Ratio
Cullen/Frost	2,940,493	8.01	1,469,180	4.00	1,836,475	5.00
Frost Bank	2,977,672	8.11	1,468,312	4.00	1,835,391	5.00

December 31, 2019
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$2,857,250	12.36%	$1,617,886	7.00%	$1,502,323	6.50%
Frost Bank	2,958,326	12.82	1,615,206	7.00	1,499,834	6.50
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	3,001,736	12.99	1,964,576	8.50	1,849,013	8.00
Frost Bank	2,958,326	12.82	1,961,322	8.50	1,845,950	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	3,367,403	14.57	2,426,829	10.50	2,311,266	10.00
Frost Bank	3,090,993	13.40	2,422,809	10.50	2,307,438	10.00
Leverage Ratio
Cullen/Frost	3,001,736	9.28	1,293,188	4.00	1,616,485	5.00
Frost Bank	2,958,326	9.15	1,292,743	4.00	1,615,929	5.00
As of June 30, 2020, capital levels at Cullen/Frost and Frost Bank exceed all capital adequacy requirements under the fully phased-in Basel III Capital Rules. Based on the ratios presented above, capital levels as of June 30, 2020 at Cullen/Frost and Frost Bank exceed the minimum levels necessary to be considered “well capitalized.”
Cullen/Frost and Frost Bank are subject to the regulatory capital requirements administered by the Federal Reserve Board and, for Frost Bank, the Federal Deposit Insurance Corporation (“FDIC”). Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of June 30, 2020, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.
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
Dividend Restrictions. In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements, including to repurchase its common stock. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well capitalized” status, at June 30, 2020, Frost Bank could pay aggregate dividends of up to $451.7 million to Cullen/Frost without prior regulatory approval.
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
The notional amounts and estimated fair values of interest rate derivative contracts are presented in the following table. The fair values of interest rate derivative contracts are estimated utilizing internal valuation models with observable market data inputs, or as determined by the Chicago Mercantile Exchange (“CME”) for centrally cleared derivative contracts. CME rules legally characterize variation margin payments for centrally cleared derivatives as settlements of the derivatives' exposure rather than collateral. As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting and financial reporting purposes. Variation margin, as determined by the CME, is settled daily. As a result, derivative contracts that clear through the CME have an estimated fair value of zero as of June 30, 2020 and December 31, 2019.

	June 30, 2020		December 31, 2019
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivatives designated as hedges of fair value:
Financial institution counterparties:
Loan/lease interest rate swaps – assets	$—	$—	$2,545	$6
Loan/lease interest rate swaps – liabilities	4,378	(202)	6,000	(138)
Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan/lease interest rate swaps – assets	—	—	122,788	67
Loan/lease interest rate swaps – liabilities	1,198,058	(38,504)	1,002,860	(19,483)
Loan/lease interest rate caps – assets	287,544	1,302	107,835	266
Customer counterparties:
Loan/lease interest rate swaps – assets	1,198,058	101,801	1,002,860	43,857
Loan/lease interest rate swaps – liabilities	—	—	122,788	(310)
Loan/lease interest rate caps – liabilities	287,544	(1,302)	107,835	(266)

The weighted-average rates paid and received for interest rate swaps outstanding at June 30, 2020 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Fair value hedge loan/lease interest rate swaps	3.47%	0.18%
Non-hedging interest rate swaps – financial institution counterparties	4.03	2.09
Non-hedging interest rate swaps – customer counterparties	2.09	4.03
The weighted-average strike rate for outstanding interest rate caps was 3.75% at June 30, 2020.
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

		June 30, 2020		December 31, 2019
	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Oil – assets	Barrels	2,512	$30,220	1,214	$2,796
Oil – liabilities	Barrels	2,054	(7,022)	2,148	(6,916)
Natural gas – assets	MMBTUs	10,414	2,553	8,295	2,131
Natural gas – liabilities	MMBTUs	10,776	(1,205)	2,689	(70)
Customer counterparties:
Oil – assets	Barrels	2,054	7,193	2,172	7,208
Oil – liabilities	Barrels	2,512	(29,916)	1,190	(2,652)
Natural gas – assets	MMBTUs	12,298	1,358	2,689	83
Natural gas – liabilities	MMBTUs	8,891	(2,417)	8,295	(2,039)
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

		June 30, 2020		December 31, 2019
	Notional Currency	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Forward contracts – assets	EUR	1,130	$6	—	$—
Forward contracts – liabilities	CAD	1,460	(9)	4,593	(33)
Customer counterparties:
Forward contracts – assets	CAD	1,454	16	4,583	45
Forward contracts – liabilities	EUR	1,126	(2)	—	—
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

Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Commercial loan/lease interest rate swaps:
Amount of gain (loss) included in interest income on loans	$(35)	$28	$(43)	$54
Amount of (gain) loss included in other non-interest expense	3	1	4	1
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
During the first quarter of 2020, we sold certain non-hedge related, short-term put options on U.S. Treasury securities with an aggregate notional amount of $500 million and realized gains totaling approximately $6.0 million in connection with the sales. The put options were not exercised and expired in March 2020.
Amounts included in the consolidated statements of income related to non-hedge related derivative instruments are presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Non-hedging interest rate derivatives:
Other non-interest income	$296	$387	$2,335	$973
Non-hedging commodity derivatives:
Other non-interest income	539	110	678	213
Non-hedging foreign currency derivatives:
Other non-interest income	11	12	18	29
Non-hedging put options:
Other non-interest income	—	—	5,980	—
Counterparty Credit Risk. Our credit exposure relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with bank customers was approximately $103.4 million at June 30, 2020. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. Our credit exposure, net of collateral pledged, relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with upstream financial institution counterparties was approximately $23.5 million at June 30, 2020. This amount was primarily related to initial margin payments to the CME and excess collateral we posted to counterparties. Collateral levels for upstream financial institution counterparties are monitored and adjusted as necessary. See Note 9 – Balance Sheet Offsetting and Repurchase Agreements for additional information regarding our credit exposure with upstream financial institution counterparties. At June 30, 2020, we had $47.8 million in cash collateral related to derivative contracts on deposit with other financial institution counterparties.

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
Information about financial instruments that are eligible for offset in the consolidated balance sheet as of June 30, 2020 is presented in the following tables.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
June 30, 2020
Financial assets:
Derivatives:
Loan/lease interest rate swaps and caps	$1,302	$—	$1,302
Commodity swaps and options	32,773	—	32,773
Foreign currency forward contracts	6	—	6
Total derivatives	34,081	—	34,081
Resell agreements	20,000	—	20,000
Total	$54,081	$—	$54,081
Financial liabilities:
Derivatives:
Loan/lease interest rate swaps	$38,706	$—	$38,706
Commodity swaps and options	8,227	—	8,227
Foreign currency forward contracts	9	—	9
Total derivatives	46,942	—	46,942
Repurchase agreements	1,553,109	—	1,553,109
Total	$1,600,051	$—	$1,600,051

		Gross Amounts Not Offset
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
June 30, 2020
Financial assets:
Derivatives:
Counterparty A	$4	$(4)	$—	$—
Counterparty B	7,333	(7,333)	—	—
Other counterparties	26,744	(13,639)	(11,440)	1,665
Total derivatives	34,081	(20,976)	(11,440)	1,665
Resell agreements	20,000	—	(20,000)	—
Total	$54,081	$(20,976)	$(31,440)	$1,665
Financial liabilities:
Derivatives:
Counterparty A	$7,521	$(4)	$(7,517)	$—
Counterparty B	13,184	(7,333)	(5,851)	—
Counterparty C	122	—	(122)	—
Other counterparties	26,115	(13,639)	(12,458)	18
Total derivatives	46,942	(20,976)	(25,948)	18
Repurchase agreements	1,553,109	—	(1,553,109)	—
Total	$1,600,051	$(20,976)	$(1,579,057)	$18

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
The remaining contractual maturity of repurchase agreements in the consolidated balance sheets as of June 30, 2020 and December 31, 2019 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
June 30, 2020
Repurchase agreements:
U.S. Treasury	$49,002	$—	$—	$—	$49,002
State and political subdivisions	4,000	145,000	—	—	149,000
Residential mortgage-backed securities	1,305,107	50,000	—	—	1,355,107
Total borrowings	$1,358,109	$195,000	$—	$—	$1,553,109
Gross amount of recognized liabilities for repurchase agreements					$1,553,109
Amounts related to agreements not included in offsetting disclosures above					$—

December 31, 2019
Repurchase agreements:
U.S. Treasury	$435,904	$—	$—	$—	$435,904
State and political subdivisions	—	—	—	—	—
Residential mortgage-backed securities	1,232,238	—	—	—	1,232,238
Total borrowings	$1,668,142	$—	$—	$—	$1,668,142
Gross amount of recognized liabilities for repurchase agreements					$1,668,142
Amounts related to agreements not included in offsetting disclosures above					$—
Note 10 - Stock-Based Compensation
A combined summary of activity in our active stock plans is presented in the table. Performance stock units outstanding are presented assuming attainment of the maximum payout rate as set forth by the performance criteria. As of June 30, 2020, there were 1,108,516 shares remaining available for grant for future stock-based compensation awards.

	Director Deferred Stock Units Outstanding		Non-Vested Stock Awards/Stock Units Outstanding		Performance Stock Units Outstanding		Stock Options Outstanding
	Number of Units	Weighted- Average Fair Value at Grant	Number of Shares/Units	Weighted- Average Fair Value at Grant	Number of Units	Weighted- Average Fair Value at Grant	Number of Shares	Weighted- Average Exercise Price
Balance, January 1, 2020	55,370	$74.76	440,647	$90.22	177,288	$83.48	1,980,866	$64.60
Authorized	—	—	—	—	—	—	—	—
Granted	10,428	73.84	458	65.43	—	—	—	—
Exercised/vested	(12,938)	71.09	—	—	(41,755)	69.70	(88,830)	54.56
Forfeited/expired	—	—	(1,840)	89.29	(6,894)	81.33	(5,052)	76.19
Balance, June 30, 2020	52,860	$75.47	439,265	$90.20	128,639	$88.07	1,886,984	$65.04

Shares issued in connection with stock compensation awards are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. Shares issued in connection with stock compensation awards along with other related information were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
New shares issued from available authorized shares	—	—	—	—
Issued from available treasury stock	77,303	53,035	143,523	153,900
Total	77,303	53,035	143,523	153,900

Proceeds from stock option exercises	$3,383	$2,956	$4,846	$7,841
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
Stock-based compensation expense and the related income tax benefit is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options	$—	$379	$—	$761
Non-vested stock awards/stock units	2,062	2,056	4,326	4,191
Director deferred stock units	770	780	770	780
Performance stock units	440	1,149	688	2,286
Total	$3,272	$4,364	$5,784	$8,018
Income tax benefit	$624	$732	$1,089	$1,316
Unrecognized stock-based compensation expense at June 30, 2020 is presented in the table below. Unrecognized stock-based compensation expense related to performance stock units is presented assuming attainment of the maximum payout rate as set forth by the performance criteria.

Non-vested stock awards/stock units	$14,425
Performance stock units	5,096
Total	$19,521

Note 11 - Earnings Per Common Share
Earnings per common share is computed using the two-class method as more fully described in our 2019 Form 10-K. The following table presents a reconciliation of net income available to common shareholders, net earnings allocated to common stock and the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$93,072	$111,586	$147,825	$228,082
Less: Preferred stock dividends	—	2,015	2,016	4,031
Redemption of preferred stock	—	—	5,514	—
Net income available to common shareholders	93,072	109,571	140,295	224,051
Less: Earnings allocated to participating securities	868	906	1,335	1,886
Net earnings allocated to common stock	$92,204	$108,665	$138,960	$222,165

Distributed earnings allocated to common stock	$44,453	$44,461	$88,965	$86,699
Undistributed earnings allocated to common stock	47,751	64,204	49,995	135,466
Net earnings allocated to common stock	$92,204	$108,665	$138,960	$222,165

Weighted-average shares outstanding for basic earnings per common share	62,596,171	62,789,182	62,619,427	62,898,514
Dilutive effect of stock compensation	204,848	764,916	300,667	791,513
Weighted-average shares outstanding for diluted earnings per common share	62,801,019	63,554,098	62,920,094	63,690,027
Note 12 - Defined Benefit Plans
The components of the combined net periodic expense (benefit) for our defined benefit pension plans are presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Expected return on plan assets, net of expenses	$(3,072)	$(2,693)	$(6,144)	$(5,386)
Interest cost on projected benefit obligation	1,253	1,618	2,505	3,236
Net amortization and deferral	1,329	1,406	2,659	2,812
Net periodic expense (benefit)	$(490)	$331	$(980)	$662
Our non-qualified defined benefit pension plan is not funded. No contributions to the qualified defined benefit pension plan were made during the six months ended June 30, 2020. We do not expect to make any contributions to the qualified defined benefit plan during the remainder of 2020.
Note 13 - Income Taxes
Income tax expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Current income tax expense (benefit)	$24,530	$14,505	$53,942	$29,504
Deferred income tax expense (benefit)	(25,844)	369	(51,933)	(675)
Income tax expense (benefit), as reported	$(1,314)	$14,874	$2,009	$28,829

Effective tax rate	(1.4)%	11.8%	1.3%	11.2%
We had a net deferred tax liability totaling $74.8 million at June 30, 2020 and $75.8 million at December 31, 2019. No valuation allowance for deferred tax assets was recorded at June 30, 2020 as management believes it is more likely than not that all of the deferred tax assets will be realized against deferred tax liabilities and projected future taxable income.
The effective income tax rates differed from the U.S. statutory federal income tax rates of 21% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies and the income tax effects associated with stock-based compensation. The effective tax rates during 2020 were also impacted by a one-time, discrete tax benefit associated with an asset contribution to a charitable trust during the second quarter. There were no unrecognized tax benefits during any of the reported periods. Interest and/or penalties related to income taxes are reported as a component of income tax expense. Such amounts were not significant during the reported periods.
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

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$156,509	$32,868	$123,641	$158,140	$33,209	$124,931
Change in net unrealized gain on securities transferred to held to maturity	(308)	(65)	(243)	(308)	(65)	(243)
Reclassification adjustment for net (gains) losses included in net income	—	—	—	(169)	(35)	(134)
Total securities available for sale and transferred securities	156,201	32,803	123,398	157,663	33,109	124,554
Defined-benefit post-retirement benefit plans:
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	1,329	278	1,051	1,406	296	1,110
Total defined-benefit post-retirement benefit plans	1,329	278	1,051	1,406	296	1,110
Total other comprehensive income (loss)	$157,530	$33,081	$124,449	$159,069	$33,405	$125,664

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$386,627	$81,193	$305,434	$356,286	$74,820	$281,466
Change in net unrealized gain on securities transferred to held to maturity	(685)	(144)	(541)	(652)	(137)	(515)
Reclassification adjustment for net (gains) losses included in net income	(108,989)	(22,888)	(86,101)	(169)	(35)	(134)
Total securities available for sale and transferred securities	276,953	58,161	218,792	355,465	74,648	280,817
Defined-benefit post-retirement benefit plans:
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	2,659	557	2,102	2,812	591	2,221
Total defined-benefit post-retirement benefit plans	2,659	557	2,102	2,812	591	2,221
Total other comprehensive income (loss)	$279,612	$58,718	$220,894	$358,277	$75,239	$283,038

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available For Sale	Defined Benefit Plans	Accumulated Other Comprehensive Income
Balance January 1, 2020	$313,304	$(45,934)	$267,370
Other comprehensive income (loss) before reclassifications	304,893	—	304,893
Reclassification of amounts included in net income	(86,101)	2,102	(83,999)
Net other comprehensive income (loss) during period	218,792	2,102	220,894
Balance at June 30, 2020	$532,096	$(43,832)	$488,264

Balance January 1, 2019	$(16,103)	$(47,497)	$(63,600)
Other comprehensive income (loss) before reclassifications	280,951	—	280,951
Reclassification of amounts included in net income	(134)	2,221	2,087
Net other comprehensive income (loss) during period	280,817	2,221	283,038
Balance at June 30, 2019	$264,714	$(45,276)	$219,438
Note 15 – Operating Segments
We are managed under a matrix organizational structure whereby our two primary operating segments, Banking and Frost Wealth Advisors, overlap a regional reporting structure. See our 2019 Form 10-K for additional information regarding our operating segments. Summarized operating results by segment were as follows:

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
Revenues from (expenses to) external customers:
Three months ended:
June 30, 2020	$290,185	$35,604	$(2,377)	$323,412
June 30, 2019	302,747	36,164	(2,842)	336,069
Six months ended:
June 30, 2020	$709,614	$76,211	$(4,977)	$780,848
June 30, 2019	611,360	73,515	(5,552)	679,323
Net income (loss):
Three months ended:
June 30, 2020	$92,492	$3,925	$(3,345)	$93,072
June 30, 2019	110,893	4,897	(4,204)	111,586
Six months ended:
June 30, 2020	$144,516	$9,512	$(6,203)	$147,825
June 30, 2019	223,810	11,297	(7,025)	228,082
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

Financial Assets and Financial Liabilities. The tables below summarize financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, segregated by the level of the valuation inputs within the fair value hierarchy of ASC Topic 820 utilized to measure fair value.

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
June 30, 2020
Securities available for sale:
U.S. Treasury	$1,163,635	$—	$—	$1,163,635
Residential mortgage-backed securities	—	2,131,287	—	2,131,287
States and political subdivisions	—	7,269,495	—	7,269,495
Other	—	42,279	—	42,279
Trading account securities:
U.S. Treasury	24,495	—	—	24,495
Derivative assets:
Interest rate swaps, caps and floors	—	103,103	—	103,103
Commodity swaps and options	—	41,324	—	41,324
Foreign currency forward contracts	22	—	—	22
Derivative liabilities:
Interest rate swaps, caps and floors	—	40,008	—	40,008
Commodity swaps and options	—	40,560	—	40,560
Foreign currency forward contracts	11	—	—	11

December 31, 2019
Securities available for sale:
U.S. Treasury	$1,948,133	$—	$—	$1,948,133
Residential mortgage-backed securities	—	2,207,594	—	2,207,594
States and political subdivisions	—	7,070,997	—	7,070,997
Other	—	42,867	—	42,867
Trading account securities:
U.S. Treasury	24,298	—	—	24,298
Derivative assets:
Interest rate swaps, caps and floors	—	44,196	—	44,196
Commodity swaps and options	—	12,218	—	12,218
Foreign currency forward contracts	45	—	—	45
Derivative liabilities:
Interest rate swaps, caps and floors	—	20,197	—	20,197
Commodity swaps and options	—	11,677	—	11,677
Foreign currency forward contracts	33	—	—	33
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

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Level 2	Level 3	Level 2	Level 3
Carrying value before allocations	$5,257	$5,006	$2,161	$33,839
Specific (allocations) reversals of prior allocations	(731)	4,209	1,179	(3,623)
Fair value	$4,526	$9,215	$3,340	$30,216

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

	Six Months Ended June 30,
	2020	2019
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$—	$616
Charge-offs recognized in the allowance for credit losses on loan	—	(50)
Fair value	$—	$566
Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$328	$—
Write-downs included in other non-interest expense	(231)	—
Fair value	$97	$—
Financial Instruments Reported at Amortized Cost. The estimated fair values of financial instruments that are reported at amortized cost in our consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	June 30, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$6,599,568	$6,599,568	$3,788,181	$3,788,181
Securities held to maturity	1,968,954	2,073,441	2,030,005	2,048,675
Cash surrender value of life insurance policies	189,091	189,091	187,156	187,156
Accrued interest receivable	176,522	176,522	183,850	183,850
Level 3 inputs:
Loans, net	17,721,876	17,914,646	14,618,165	14,654,615
Financial liabilities:
Level 2 inputs:
Deposits	32,679,096	32,685,609	27,639,564	27,641,255
Federal funds purchased and repurchase agreements	1,589,384	1,589,384	1,695,342	1,695,342
Junior subordinated deferrable interest debentures	136,328	137,115	136,299	137,115
Subordinated notes	98,943	112,500	98,865	89,077
Accrued interest payable	11,323	11,323	12,393	12,393
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
Cullen/Frost Bankers, Inc.
The following discussion should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2019, and the other information included in the 2019 Form 10-K. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results for the year ending December 31, 2020 or any future period.
Dollar amounts in tables are stated in thousands, except for per share amounts.
Forward-Looking Statements and Factors that Could Affect Future Results
Certain statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), including statements regarding the potential effects of the ongoing COVID-19 pandemic on our business, financial condition, liquidity and results of operations, notwithstanding that such statements are not specifically identified as such. In addition, certain statements may be contained in our future filings with the SEC, in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of Cullen/Frost or its management or Board of Directors, including those relating to products, services or operations; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes”, “anticipates”, “expects”, “intends”, “targeted”, “continue”, “remain”, “will”, “should”, “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.
Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:
•Local, regional, national and international economic conditions and the impact they may have on us and our customers and our assessment of that impact.
•Volatility and disruption in national and international financial and commodity markets.
•Government intervention in the U.S. financial system.
•Changes in the mix of loan geographies, sectors and types or the level of non-performing assets and charge-offs.
•Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.
•The effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board.
•Inflation, interest rate, securities market and monetary fluctuations.
•The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which we and our subsidiaries must comply.
•The soundness of other financial institutions.
•Political instability.
•Impairment of our goodwill or other intangible assets.
•Acts of God or of war or terrorism.
•The timely development and acceptance of new products and services and perceived overall value of these products and services by users.
•Changes in consumer spending, borrowings and savings habits.
•Changes in the financial performance and/or condition of our borrowers.
•Technological changes.
•The cost and effects of failure, interruption, or breach of security of our systems.
•Acquisitions and integration of acquired businesses.
•Our ability to increase market share and control expenses.
•Our ability to attract and retain qualified employees.
•Changes in the competitive environment in our markets and among banking organizations and other financial service providers.

•The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters.
•Changes in the reliability of our vendors, internal control systems or information systems.
•Changes in our liquidity position.
•Changes in our organization, compensation and benefit plans.
•The impact of the ongoing COVID-19 pandemic and any other pandemic, epidemic or health-related crisis.
•The costs and effects of legal and regulatory developments, the resolution of legal proceedings or regulatory or other governmental inquiries, the results of regulatory examinations or reviews and the ability to obtain required regulatory approvals.
•Greater than expected costs or difficulties related to the integration of new products and lines of business.
•Our success at managing the risks involved in the foregoing items.
Further, statements about the potential effects of the ongoing COVID-19 pandemic on our business, financial condition, liquidity and results of operations may constitute forward-looking statements and are subject to the risk that the actual effects may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond our control, including the scope and duration of the pandemic, actions taken by governmental authorities in response to the pandemic, and the direct and indirect impact of the pandemic on our customers, clients, third parties and us.
Forward-looking statements speak only as of the date on which such statements are made. We do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.
Recent Developments Related to COVID-19
Overview. Our business has been, and continues to be, impacted by the recent and ongoing outbreak of COVID-19. In March 2020, COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the President of the United States. Efforts to limit the spread of COVID-19 have led to shelter-in-place orders, the closure of non-essential businesses, travel restrictions, supply chain disruptions and prohibitions on public gatherings, among other things, throughout many parts of the United States and, in particular, the markets in which we operate. As the current pandemic is ongoing and dynamic in nature, there are many uncertainties related to COVID-19 including, among other things, its ultimate geographic spread; its severity; the duration of the outbreak; the impact to our customers, employees and vendors; the impact to the financial services and banking industry; and the impact to the economy as a whole as well as the effect of actions taken, or that may yet be taken, or inaction by governmental authorities to contain the outbreak or to mitigate its impact (both economic and health-related). COVID-19 has negatively affected, and is expected to continue to negatively affect, our business, financial position and operating results. In light of the uncertainties and continuing developments discussed herein, the ultimate adverse impact of COVID-19 cannot be reliably estimated at this time, but it has been and is expected to continue to be material.
Impact on our Operations. In the State of Texas, many jurisdictions have declared health emergencies. The resulting closures and/or limited operations of non-essential businesses and related economic disruption has impacted our operations as well as the operations of our customers. Financial services have been identified as a Critical Infrastructure Sector by the Department of Homeland Security. Accordingly, our business remains open. To address the issues arising as a result of COVID-19, and in order to facilitate the continued delivery of essential services while maintaining a high level of safety for our customers as well as our employees, we have implemented our Business Continuity and Health Emergency Response plans. Among other things, significant actions taken under these plans include:
•Implemented our communications plans to ensure our employees, customers and critical vendors are kept abreast of developments affecting our operations.
•Restricted all non-essential travel and large external gatherings and have instituted a mandatory quarantine period for anyone that has traveled to an impacted area.
•Temporarily closed all of our financial center lobbies and other corporate facilities to non-employees, except for certain limited cases by appointment only. We continue to serve our consumer and business customers through our motor-banks, ATMs, internet banking, mobile app and telephone customer service capabilities.
•Expanded remote-access availability so that nearly all of our work-force has the capability to work from home or other remote locations. All activities are performed in accordance with our compliance and information security policies designed to ensure customer data and other information is properly safeguarded.
•Instituted mandatory social distancing policies for those employees not working remotely. Members of certain operations teams have been split into separate buildings or locations to create redundancy for key functions across the organization.

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
Impact on our Financial Position and Results of Operations. Our financial position and results of operations are particularly susceptible to the ability of our loan customers to meet loan obligations, the availability of our workforce, the availability of our vendors and the decline in the value of assets held by us. While its effects continue to materialize, the COVID-19 pandemic has resulted in a significant decrease in commercial activity throughout the State of Texas as well as nationally. This decrease in commercial activity has caused and may continue to cause our customers (including affected businesses and individuals), vendors and counterparties to be unable to meet existing payment or other obligations to us. The national public health crisis arising from the COVID-19 pandemic (and public expectations about it), combined with certain pre-existing factors, including, but not limited to, international trade disputes, inflation risks and oil price volatility, could further destabilize the financial markets and geographies in which we operate. The resulting economic pressure on consumers and uncertainty regarding the sustainability of any economic improvements has impacted the creditworthiness of potential and current borrowers. Borrower loan defaults that adversely affect our earnings correlate with deteriorating economic conditions (such as the unemployment rate), which, in turn, are likely to impact our borrowers' creditworthiness and our ability to make loans. See further information related to the risk exposure of our loan portfolio under the sections captioned “Loans” and “Allowance for Credit Losses” elsewhere in this discussion.
In addition, the economic pressures and uncertainties arising from the COVID-19 pandemic has resulted in and may continue to result in specific changes in consumer and business spending and borrowing and saving habits, affecting the demand for loans and other products and services we offer. Consumers affected by COVID-19 may continue to demonstrate changed behavior even after the crisis is over. For example, consumers may decrease discretionary spending on a permanent or long-term basis, certain industries may take longer to recover (particularly those that rely on travel or large gatherings) as consumers may be hesitant to return to full social interaction, We lend to customers operating in such industries including energy, restaurants, hotels/lodging, aviation, entertainment, retail and commercial real estate, among others, that have been significantly impacted by COVID-19 and we are continuing to monitor these customers closely. To help mitigate the adverse effects of COVID-19, loan customers may apply for a deferral of payments, or portions thereof, for up to 90 days. After 90 days, customers may apply for an additional deferral. Additionally, the temporary closures of bank branches and the safety precautions implemented at re-opened branches could result in consumers becoming more comfortable with technology and devaluing face-to-face interaction. Our business is relationship driven and such changes could necessitate changes to our business practices to accommodate changing consumer behaviors. The potential changes in behaviors driven by COVID-19 also present heightened liquidity risks, for example, arising from increased demand for our products and services (such as unusually high draws on credit facilities) or decreased demand for our products and services (such as idiosyncratic, or broad-based, market or other developments that lead to deposit outflows).
Legislative and Regulatory Developments. Recent actions taken by the federal government and the Federal Reserve and other bank regulatory agencies to mitigate the economic effects of COVID-19 will also have an impact on our financial position and results of operations. These actions are further discussed below.
In an emergency measure aimed at blunting the economic impact of COVID-19, the Federal Reserve lowered the target for the federal funds rate to a range of between zero to 0.25% effective on March 16, 2020. This action by the Federal Reserve followed a prior reduction of the targeted federal funds rates to a range of 1.0% to 1.25% effective on March 4, 2020. Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. As our balance sheet is more asset sensitive, our earnings are more adversely affected by decreases in market interest rates as the interest rates received on loans and other investments fall more quickly and to a larger degree than the interest rates paid on deposits and other borrowings. The decline in interest rates has already led to new all-time low yields across the US Treasury maturity curve. In June 2020, the Federal Reserve indicated that it expects to maintain the targeted federal funds rate at current levels through 2022. Nonetheless, if the Federal Reserve decreases the targeted federal funds rates even further in response to the economic effects of COVID-19, overall interest rates will decline further, which will negatively impact our net interest income and further compress our net interest margin.

Other actions taken by the Federal Reserve in an effort to provide monetary stimulus to counteract the economic disruption caused by COVID-19 include:
•Expanded reverse repo operations, adding liquidity to the banking system.
•Restarted quantitative easing.
•Lowered the interest rate on the discount window by 1.5% to 0.25%.
•Reduced reserve requirement ratios to zero percent.
•Encouraged banks to use their capital and liquidity buffers to lend.
•Introduced and expanded several new programs that will operate on a temporary basis to help preserve market liquidity.
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
The Paycheck Protection Program Flexibility Act of 2020” (the “PPPF Act”) was enacted in June 2020 and modifies the PPP as follows: (i) establishes a minimum maturity of five years for all loans made after the enactment of the PPPF Act and permits an extension of the maturity of existing loans to five years if the borrower and lender agree; (ii) extends the “covered period” of the CARES Act from June 30, 2020, to December 31, 2020; (iii) extends the eight-week “covered period” for expenditures that qualify for forgiveness to the earlier of 24 weeks following loan origination or December 31, 2020; (iv) extends the deferral period for payment of principal, interest and fees to the date on which the forgiveness amount is remitted to the lender by the SBA; (v) requires the borrower to use at least 60% (down from 75%) of the proceeds of the loan for payroll costs, and up to 40% (up from 25%), for other permitted purposes, as a condition to obtaining forgiveness of the loan; (vi) delays from June 30, 2020 to December 31, 2020 the date by which employees must be rehired to avoid a reduction in the amount of forgiveness of a loan, and creates a “rehiring safe harbor” that allows businesses to remain eligible for loan forgiveness if they make a good-faith attempt to rehire employees or hire similarly qualified employees, but are unable to do so, or are able to document an inability to return to pre-COVID-19 levels of business activity due to compliance with social distancing measures; and (vii) allows borrowers to receive both loan forgiveness under the PPP and the payroll tax deferral permitted under the CARES Act, rather than having to choose which of the two would be more advantageous.
In July 2020, the CARES Act was amended to extend, through August 8, 2020, the SBA’s authority to make commitments under the PPP. The SBA’s existing authority had previously expired on June 30, 2020. We are continuing to monitor the potential development of additional legislation and further actions taken by the U.S. government.
The Federal Reserve has created various additional lending facilities and expanded existing facilities to help provide financing in response to the financial disruptions caused by COVID-19. The programs include, among other things, (i) the PPP Facility, which is intended to extend loans to banks making PPP loans, (ii) the Municipal Liquidity Facility, which is intended to facilitate the purchase of eligible notes from states, and certain counties and cities around the country, and (iii) the Main Street Lending Program (“MSLP”), which is intended to facilitate credit flows to businesses affected by the COVID-19 pandemic with up to 10,000 employees or up to $2.5 billion in 2019 annual revenues. As more fully discussed in the section captioned “Loans” elsewhere in this discussion, we are currently participating in the PPP as a lender. Additionally, we are currently evaluating participation in the MSLP.

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

Results of Operations
Net income available to common shareholders totaled $93.1 million, or $1.47 per diluted common share, and $140.3 million, or $2.21 per diluted common share, for the three and six months ended June 30, 2020 compared to $109.6 million, or $1.72 per diluted common share, and $224.1 million, or $3.51 per diluted common share, for the three and six months ended June 30, 2019.
Selected data for the comparable periods was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Taxable-equivalent net interest income	$269,722	$277,751	$538,174	$548,930
Taxable-equivalent adjustment	23,911	24,320	47,842	49,030
Net interest income	245,811	253,431	490,332	499,900
Credit loss expense	31,975	6,400	207,172	17,403
Net interest income after credit loss expense	213,836	247,031	283,160	482,497
Non-interest income	77,601	82,638	290,516	179,423
Non-interest expense	199,679	203,209	423,842	405,009
Income before income taxes	91,758	126,460	149,834	256,911
Income tax expense\(benefit)	(1,314)	14,874	2,009	28,829
Net income	93,072	111,586	147,825	228,082
Preferred stock dividends	—	2,015	2,016	4,031
Redemption of preferred stock	—	—	5,514	—
Net income available to common shareholders	$93,072	$109,571	$140,295	$224,051
Earnings per common share – basic	$1.47	$1.73	$2.22	$3.53
Earnings per common share – diluted	1.47	1.72	2.21	3.51
Dividends per common share	0.71	0.71	1.42	1.38
Return on average assets	0.99%	1.40%	0.79%	1.44%
Return on average common equity	9.60	12.60	7.24	13.32
Average shareholders’ equity to average assets	10.30	11.53	11.08	11.27
Net income available to common shareholders decreased $16.5 million, or 15.1%, for the three months ended June 30, 2020 and decreased $83.8 million, or 37.4%, for the six months ended June 30, 2020 compared to the same periods in 2019. The decrease during the three months ended June 30, 2020 was primarily the result of a $25.6 million increase in credit loss expense, a $7.6 million decrease in net interest income and a $5.0 million decrease in non-interest income partly offset by a $16.2 million decrease in income tax expense and a $3.5 million decrease in non-interest expense. The decrease during the six months ended June 30, 2020 was primarily the result of a $189.8 million increase in credit loss expense, an $18.8 million increase in non-interest expense and a $9.6 million decrease in net interest income partly offset by a $111.1 million increase in non-interest income and a $26.8 million decrease in income tax expense. The increase in credit loss expense during the comparable periods resulted from both our adoption of a new credit loss accounting standard and the adverse events impacting our loan portfolio, including those arising from the COVID-19 pandemic and the significant volatility in oil prices. The increase in non-interest income during the six months ended June 30, 2020 was primarily related to a $109.0 million net gain on securities transactions. Net income available to common shareholders for the six months ended June 30, 2020 was also impacted by the reclassification of $5.5 million of issuance costs associated with our preferred stock to retained earnings upon redemption of the preferred stock in the first quarter.
Details of the changes in the various components of net income are further discussed below.
Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 62.8% of total revenue during the first six months of 2020. Excluding the revenue associated with the $109.0 million net gain on securities transactions realized during the first quarter of 2020, net interest income would have represented 73.0% of total revenue during the first six months of 2020. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate. The prime rate began 2019 at 5.50% and decreased 50 basis points during the third quarter of 2019 (25 basis points in each of August and September) and 25 basis points in October 2019 to end the year at 4.75%. During 2020, the prime rate decreased 150 basis points in March to 3.25% where it remained through June 30, 2020. Our loan portfolio is also impacted by changes in the London Interbank Offered Rate (LIBOR). At June 30, 2020, the one-month and three-month U.S. dollar LIBOR interest rates were 0.16% and 0.30%, respectively, while at June 30, 2019, the one-month and three-month U.S. dollar LIBOR interest rates were 2.40% and 2.32%, respectively. The target range for the federal funds rate, which is the cost of immediately available overnight funds, began 2019 at 2.25% to 2.50% and decreased 50 basis points during the third quarter of 2019 (25 basis points in each of August and September) and 25 basis points in October 2019 to end the year at 1.50 to 1.75%. During 2020, the target range for the federal funds rate decreased 150 basis points in March to zero to 0.25% where it remained through June 30, 2020. As noted in the section captioned “Recent Developments Related to COVID-19” elsewhere in this discussion, the decrease in the target range for the federal funds rate in March 2020 was largely an emergency measure by the Federal Reserve aimed at blunting the economic impact of COVID-19.
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

	Three Months Ended
	June 30, 2020 vs. June 30, 2019
	Increase (Decrease) Due to Change in
	Rate	Volume	Number of days	Total
Interest-bearing deposits	$(12,981)	$6,410	$—	$(6,571)
Federal funds sold and resell agreements	(869)	(609)	—	(1,478)
Securities:
Taxable	—	(6,964)	—	(6,964)
Tax-exempt	222	60	—	282
Loans, net of unearned discounts	(56,038)	37,217	—	(18,821)
Total earning assets	(69,666)	36,114	—	(33,552)
Savings and interest checking	(1,199)	138	—	(1,061)
Money market deposit accounts	(19,163)	1,530	—	(17,633)
Time accounts	(683)	563	—	(120)
Public funds	(1,980)	177	—	(1,803)
Federal funds purchased and repurchase agreements	(4,951)	217	—	(4,734)
Junior subordinated deferrable interest debentures	(491)	1	—	(490)
Subordinated notes	—	—	—	—
Federal home loan bank advances	—	318	—	318
Total interest-bearing liabilities	(28,467)	2,944	—	(25,523)
Net change	$(41,199)	$33,170	$—	$(8,029)

	Six Months Ended
	June 30, 2020 vs. June 30, 2019
	Increase (Decrease) Due to Change in
	Rate	Volume	Number of days	Total
Interest-bearing deposits	$(22,855)	$13,718	$52	$(9,085)
Federal funds sold and resell agreements	(1,541)	(728)	5	(2,264)
Securities:
Taxable	1,911	(7,524)	—	(5,613)
Tax-exempt	876	(1,492)	—	(616)
Loans, net of unearned discounts	(82,325)	48,331	1,900	(32,094)
Total earning assets	(103,934)	52,305	1,957	(49,672)
Savings and interest checking	(2,329)	188	4	(2,137)
Money market deposit accounts	(30,722)	2,081	64	(28,577)
Time accounts	(50)	1,339	47	1,336
Public funds	(2,817)	449	8	(2,360)
Federal funds purchased and repurchase agreements	(7,269)	537	19	(6,713)
Junior subordinated deferrable interest debentures	(784)	1	—	(783)
Subordinated notes	—	—	—	—
Federal home loan bank advances	—	318	—	318
Total interest-bearing liabilities	(43,971)	4,913	142	(38,916)
Net change	$(59,963)	$47,392	$1,815	$(10,756)
Taxable-equivalent net interest income for the three months ended June 30, 2020 decreased $8.0 million, or 2.9%, while taxable-equivalent net interest income for six months ended June 30, 2020 decreased $10.8 million, or 2.0%, compared to the same periods in 2019. Taxable-equivalent net interest income for the six months ended June 30, 2020 included 182 days compared to 181 days for the same period in 2019 as a result of the leap year. The additional day added approximately $1.8 million to taxable-equivalent net interest income during the six months ended June 30, 2020. Excluding the impact of the additional day results in an effective decrease in taxable-equivalent net interest income of approximately $12.6 million during the six months ended June 30, 2020. The taxable-equivalent net interest margin decreased 72 basis points from 3.85% during the three months ended June 30, 2019 to 3.13% during the three months ended June 30, 2020 while the taxable-equivalent net interest margin decreased 49 basis points from 3.82% during the six months ended June 30, 2019 to 3.33% during the six months ended June 30, 2020.
The decreases in taxable-equivalent net interest income and taxable-equivalent net interest margin during the three and six months ended June 30, 2020 were primarily related to decreases in the average yields on loans, interest-bearing deposits and federal funds sold and resell agreements combined with decreases in the average volume of taxable securities (based on amortized cost) and increases in the average volume of interest bearing liabilities, and for the three months ended June 30, 2020, a decrease in the average volumes of tax-exempt securities. The impact of these items was partly offset by decreases in the average cost of interest-bearing deposits and other borrowed funds combined with increases in the average volumes of loans and interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve), and for the six months ended June 30, 2020, increases in the average yields on taxable and tax-exempt securities.
The average volume of interest-earning assets for the three months ended June 30, 2020 increased $6.0 billion, while the average volume of interest-earning assets for the six months ended June 30, 2020 increased $3.9 billion compared to the same periods in 2019, respectively. The increase in the average volume of interest-earning assets for the three months ended June 30, 2020 included a $3.7 billion increase in average interest-bearing deposits, federal funds sold and resell agreements, a $3.2 billion increase in average loans (of which approximately $2.5 billion related to PPP loans, as further discussed below) and a $218.6 million increase in average tax-exempt securities partly offset by a $1.0 billion decrease in average taxable securities. The increase in the average volume of interest-earning assets for the six months ended June 30, 2020 included a $2.3 billion increase in average interest-bearing deposits, federal funds sold and resell agreements, a $2.0 billion increase in average loans (of which $1.2 billion related to PPP loans, as further discussed below) and a $228.6 million increase in average tax-exempt securities partly offset by a $544.3 million decrease in average taxable securities.
The average taxable-equivalent yield on interest-earning assets decreased 109 basis points from 4.33% during the three months ended June 30, 2019 to 3.24% during the three months ended June 30, 2020 while the average taxable-equivalent yield on interest-earning assets decreased 78 basis points from 4.30% during the six months ended June 30, 2019 to 3.52% during the six months ended June 30, 2020. The average taxable-equivalent yield on interest-earning assets was primarily impacted by the aforementioned changes in market interest rates and changes in the volume and relative mix of interest-earning assets.

The average taxable-equivalent yield on loans decreased 139 basis points from 5.34% during the three months ended June 30, 2019 to 3.95% during the three months ended June 30, 2020 while the average taxable-equivalent yield on loans decreased 106 basis points from 5.33% during the six months ended June 30, 2019 to 4.27% during the six months ended June 30, 2020. The average taxable-equivalent yield on loans was negatively impacted by lower average market interest rates during the three and six months ended June 30, 2020 compared to the same periods in 2019. The average volume of loans for the three and six months ended June 30, 2020 increased $3.2 billion, or 22.1%, and $2.0 billion, or 13.9%, compared to the same periods in 2019. Loans made up approximately 50.0% and 49.4% of average interest-earning assets during the three and six months ended June 30, 2020, respectively, compared to 49.4% and 49.2% during the same periods in 2019 respectively. As discussed in the section captioned “Loans” elsewhere in this discussion, in April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Through June 30, 2020, we have funded approximately $3.2 billion of SBA-approved PPP loans. During the second quarter of 2020, we recognized approximately $19.3 million in PPP loan related deferred processing fees (net of amortization of related deferred origination costs) as a yield adjustment and this amount is included in interest income on loans. As a result of the inclusion of these net fees in interest income, the average yield on PPP loans was approximately 4.13% during the second quarter of 2020 compared to the stated interest rate of 1.0% on these loans. As of June 30, 2020, we expect to recognize additional PPP loan related deferred processing fees (net of deferred origination costs) totaling approximately $77.4 million as a yield adjustment over the remaining terms of these loans.
The average taxable-equivalent yield on securities was 3.53% during the three months ended June 30, 2020, increasing 11 basis points from 3.42% during the same period in 2019 while the average taxable-equivalent yield on securities was 3.49% during the six months ended June 30, 2020, increasing 9 basis points from 3.40% during the same period in 2019. The average taxable-equivalent yield on securities during the three and six months ended June 30, 2020 was positively impacted by increases in the average yields on tax-exempt securities, and for the six months taxable securities, as a result of investments in higher-yielding, longer-duration securities and an increase in the relative proportion tax-exempt securities to total securities.
The average yield on taxable securities remained unchanged at 2.40% during the three months ended June 30, 2020 and 2019 while the average yield on taxable securities increased 8 basis points from 2.30% during the six months ended June 30, 2019 to 2.38% during the six months ended June 30, 2020. This increase during the six months ended June 30, 2020 resulted as the proceeds from the maturity of a significant volume of U.S. Treasury securities during the second half of 2019 were reinvested in higher-yielding residential mortgage-backed securities. The average taxable-equivalent yield on tax-exempt securities increased 1 basis point from 4.06% during the three months ended June 30, 2019 to 4.07% during the three months ended June 30, 2020 while the average taxable-equivalent yield on tax-exempt securities increased 2 basis points from 4.05% during the six months ended June 30, 2019 to 4.07% during the six months ended June 30, 2020. Tax exempt securities made up approximately 67.7% and 66.5% of total average securities during the three and six months ended June 30, 2020, respectively, compared to 61.8% and 63.1% during the same respective periods in 2019. The average volume of total securities (based on carrying amount) during the three months ended June 30, 2020 decreased $821.5 million, or 6.2%, compared to the same period in 2019 while the average volume of total securities (based on carrying amount) during the six months ended June 30, 2020 decreased $315.7 million, or 2.4%, compared to the same period in 2019. Securities made up approximately 35.6% of average interest-earning assets during the three months ended June 30, 2020 compared to 45.8% during the same period in 2019 while securities made up approximately 38.6% of average interest-earning assets during the six months ended June 30, 2020 compared to 44.9% during the same period in 2019. The decreases were partly related to the impact of PPP loans and increased interest-bearing deposits on total average interest-earning assets.
Average interest-bearing deposits, federal funds sold and resell agreements for the three months ended June 30, 2020 increased $3.7 billion, or 258.5%, compared to the same period in 2019 while average interest-bearing deposits, federal funds sold and resell agreements for the six months ended June 30, 2020 increased $2.3 billion, or 133.6%, compared to the same period in 2019. Interest-bearing deposits, federal funds sold and resell agreements made up approximately 14.5% and 12.0% of average interest-earning assets during the three and six months ended June 30, 2020, respectively, compared to 4.9% and 5.8% during the three and six months ended June 30, 2019, respectively. The increases in the average volume of interest-bearing deposits, federal funds sold and resell agreements was primarily due to an increase in the average volume of amounts held in an interest-bearing account at the Federal Reserve during the three and six months ended June 30, 2020 compared to the same periods in 2019 primarily due to an increase in the average volume of deposits and other borrowed funds and the proceeds from the sale of securities. The combined average yield on interest-bearing deposits, federal funds sold and resell agreements was 0.10% and 0.51% during the three and six months ended June 30, 2020, respectively, compared to 2.62% and 2.53% during the same periods in 2019, respectively. The average yield on interest-bearing deposits, federal funds sold and resell agreements was negatively impacted by lower average market interest rates for the three and six months ended June 30, 2020 compared to the same periods in 2019.
The average rate paid on interest-bearing liabilities was 0.19% during the three months ended June 30, 2020 decreasing 61 basis points from 0.80% during the same period in 2019 while the average rate paid on interest-bearing liabilities was 0.33%

during the six months ended June 30, 2020 decreasing 48 basis points from 0.81% during the same period in 2019. Average deposits increased $5.3 billion, or 20.5%, during the three months ended June 30, 2020 compared to the same period in 2019 and included a $1.7 billion increase in average interest-bearing deposits and a $3.6 billion increase in average non-interest bearing deposits. Average deposits increased $3.3 billion, or 12.7%, during the six months ended June 30, 2020 compared to the same period in 2019 and included a $1.2 billion increase in average interest-bearing deposits and a $2.1 billion increase in average non-interest bearing deposits. The ratio of average interest-bearing deposits to total average deposits was 56.0% and 58.2% during the three and six months ended June 30, 2020, respectively, compared to 61.0% during the same periods in 2019. The average cost of deposits is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-bearing deposits. The average cost of interest-bearing deposits and total deposits was 0.14% and 0.08%, respectively, during the three months ended June 30, 2020 compared to 0.68% and 0.41%, respectively, during the same period in 2019. The average cost of interest-bearing deposits and total deposits was 0.26% and 0.15%, respectively, during the six months ended June 30, 2020 compared to 0.69% and 0.42%, respectively, during the same period in 2019. The average cost of deposits during the first six months of 2020 was impacted by decreases in the interest rates we pay on most of our interest-bearing deposit products as a result of the aforementioned decreases in market interest rates.
In April 2020, we borrowed an aggregate $1.3 billion from the Federal Home Loan Bank (“FHLB”) to provide additional liquidity in light of our significant PPP lending volume. These advances were subsequently paid-off in May 2020 as we determined additional liquidity resources were not necessary. Average FHLB advances totaled $439.6 million during the second quarter of 2020 while the average cost of these advances was 0.29%. The cost of the advances was partly offset by dividends received on the FHLB stock we were required to purchase in connection with the advances. The FHLB stock was redeemed in connection with the repayment of the advances.
Our net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.19% during the six months ended June 30, 2020 compared to 3.49% during same period in 2019. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.
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
Our net interest income and net interest margin have been, and we currently expect them to continue to be, impacted by the aforementioned decreases in market interest rates and the expectation that interest rates will remain at these low levels for some period of time in light of the on-going economic disruption arising from the COVID-19 pandemic. Notwithstanding the foregoing, our participation in the PPP, as discussed above, is expected to continue to positively impact net interest income and net interest margin in the near term.
Credit Loss Expense
Credit loss expense is determined by management as the amount to be added to the allowance for credit loss accounts for various types of financial instruments including loans, securities and off-balance-sheet credit exposures after net charge-offs have been deducted to bring the allowances to a level which, in management’s best estimate, is necessary to absorb expected credit losses over the lives of the respective financial instruments. The components of credit loss expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Credit loss expense related to:
Loans	$27,228	$6,400	$200,153	$17,403
Off-balance-sheet credit exposures	4,775	—	7,062	—
Securities held to maturity	(28)	—	(43)	—
Total	$31,975	$6,400	$207,172	$17,403
Credit loss expense for the three and six months ended June 30, 2019 was calculated under the prior incurred loss accounting methodology. See the section captioned “Allowance for Credit Losses” elsewhere in this discussion for further analysis of credit loss expense related to loans and off-balance-sheet credit exposures.

Non-Interest Income
The components of non-interest income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Trust and investment management fees	$31,060	$30,448	$65,533	$62,145
Service charges on deposit accounts	17,580	21,798	40,231	42,588
Insurance commissions and fees	10,668	10,118	27,153	28,524
Interchange and debit card transaction fees	2,966	3,868	6,221	7,148
Other charges, commissions and fees	7,663	8,933	17,028	17,995
Net gain (loss) on securities transactions	—	169	108,989	169
Other	7,664	7,304	25,361	20,854
Total	$77,601	$82,638	$290,516	$179,423
Total non-interest income for the three and six months ended June 30, 2020 decreased $5.0 million, or 6.1%, and increased $111.1 million, or 61.9%, respectively compared to the same periods in 2019. Excluding $109.0 million and $169 thousand in net gains on securities transaction during the six months ended June 30, 2020 and 2019, respectively, total non-interest income increased $2.3 million, or 1.3%, during the six months ended June 30, 2020. Changes in the various components of non-interest income are discussed in more detail below.
Trust and Investment Management Fees. Trust and investment management fees for the three and six months ended June 30, 2020 increased $612 thousand, or 2.0%, and $3.4 million, or 5.5%, respectively compared to the same periods in 2019. Investment fees are the most significant component of trust and investment management fees, making up approximately 80.2% and 82.2% of total trust and investment management fees for the first six months of 2020 and 2019, respectively. The increase in trust and investment management fees during the three months ended June 30, 2020 was primarily due to increases in trust investment fees (up $699 thousand) and custody fees (up $389 thousand) partly offset by decreases in real estate fees (down $257 thousand) and oil and gas fees (down $102 thousand). The increase in trust and investment management fees during the six months ended June 30, 2020 was primarily due to increases in trust investment fees (up $1.4 million), estate fees (up $1.1 million), real estate fees (up $384 thousand) and oil and gas fees (up $373 thousand). Investment and other custodial account fees are generally based on the market value of assets within a trust account. The increase in trust investment fees was primarily related to an increase in the number of accounts. The fluctuations in estate fees and real estate fees were primarily related to variation in transaction volume. Oil and gas fees during the second quarter of 2020 were impacted by the sharp decline in oil prices in March 2020. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. Investor concerns related to the uncertain economic outlook arising from the COVID-19 pandemic have caused significant market volatility resulting in significant declines in market valuations, particularly among equity securities, during the latter part of the first quarter of 2020 and the early part of the second quarter of 2020. While as of June 30, 2020, market valuations have rebounded somewhat from recent declines, the volatility and on-going uncertainty related to the economic effects of COVID-19 impacted trust and investment management fees during the second quarter of 2020. Furthermore, trust and investment management fees may be similarly impacted in future periods as a result of decreased demand and overall transaction volume for our other trust services.
At June 30, 2020, trust assets, including both managed assets and custody assets, were primarily composed of equity securities (49.3% of assets), fixed income securities (34.7% of assets) and cash equivalents (9.7% of assets). The estimated fair value of these assets was $35.7 billion (including managed assets of $15.8 billion and custody assets of $19.9 billion) at June 30, 2020, compared to $37.8 billion (including managed assets of $16.4 billion and custody assets of $21.4 billion) at December 31, 2019 and $36.2 billion (including managed assets of $15.6 billion and custody assets of $20.5 billion) at June 30, 2019.
Service Charges on Deposit Accounts. Service charges on deposit accounts for the three and six months ended June 30, 2020 decreased $4.2 million, or 19.4%, and $2.4 million, or 5.5%, compared to the same periods in 2019. The decreases were primarily related to decreases in overdraft/insufficient funds charges on consumer and commercial accounts. Overdraft/insufficient funds charges totaled $5.6 million ($4.5 million consumer and $1.2 million commercial) during the three months ended June 30, 2020 compared to $10.3 million ($8.1 million consumer and $2.2 million commercial) during the same period in 2019. Overdraft/insufficient funds charges totaled $16.1 million ($12.6 million consumer and $3.6 million commercial) during the six months ended June 30, 2020 compared to $19.9 million ($15.5 million consumer and $4.4 million commercial) during the same period in 2019. Consumer overdraft/insufficient funds charges decreased $3.6 million and $3.0 million during the three months and six months ended June 30, 2020, respectively, while commercial overdrafts/insufficient funds charges decreased $1.0 million and $812 thousand during the same respective periods. The decreases in overdraft/insufficient funds charges during the three and six months ended June 30, 2020 were primarily related to a decrease in the volume of overdrafts relative to the same periods in 2019.
Commercial service charges increased $722 thousand and $2.0 million during the three and six months ended June 30, 2020, respectively. The increases in commercial service charges were impacted by a lower earnings credit rate partly offset by decreases in the volume of billable services. The earnings credit rate is the value given to deposits maintained by treasury management customers. Earnings credits applied to customer deposit balances offset service fees that would otherwise be charged. Because average market interest rates in 2020 were lower compared to 2019, deposit balances have become less valuable and are yielding a lower earnings credit rate.
Insurance Commissions and Fees. Insurance commissions and fees for the three months ended June 30, 2020 increased $550 thousand, or 5.4%, while insurance commissions and fees for the six months ended June 30, 2020 decreased $1.4 million, or 4.8%, compared to the same periods in 2019. The increase in insurance commissions and fees during the three months ended June 30, 2020 was the result of increases in commission income (up $495 thousand) and contingent income (up $55 thousand). The increase in commission income during the three months ended June 30, 2020 was primarily related to increases in commercial lines and, to a lesser extent, personal lines property and casualty commissions resulting from increased rates combined with increased coverage levels. The decrease in insurance commissions and fees during the six months ended June 30, 2020 was the result of decreases in commission income (down $835 thousand) and contingent income (down $535 thousand). The decrease in commission income was primarily related to decreases in benefit plan commissions and life insurance commissions partly offset by increases in both commercial lines and personal lines property and casualty commissions. The decrease in benefit plan commissions was related to decreased business volumes, premium reductions and flat to lower market rates. The decrease in life insurance commissions was related to a decrease business volumes. The increases in commercial lines and personal lines property and casualty commissions were related to increased rates, partly offset by decreased business volumes.
Contingent income totaled $414 thousand and $3.0 million during the three and six months ended June 30, 2020, respectively, compared to $359 thousand and $3.6 million during the same periods in 2019. Contingent income primarily consists of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. These performance related contingent payments are seasonal in nature and are mostly received during the first quarter of each year. This performance related contingent income totaled $2.1 million and $2.7 million during the six months ended June 30, 2020 and 2019, respectively. The decrease in performance related contingent income during 2020 was related to lower growth within the portfolio combined with a deterioration in the loss performance of insurance policies previously placed. Contingent income also includes amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. This benefit plan related contingent income totaled $378 thousand and $986 thousand during the three and six months ended June 30, 2020, respectively, compared to $262 thousand and $865 thousand during the same periods in 2019.
Notwithstanding normal seasonal variation, commission income during the second quarter of 2020 was partly impacted by reduced business volumes resulting from the COVID-19 pandemic, relative to the first quarter of 2020. Commission income in future periods may be similarly impacted. Benefit plan commissions may be particularly impacted by the effects of temporary furloughs and permanent layoffs. The COVID-19 pandemic has also given rise to a hard insurance market characterized by decreased capacity for most types of insurance coupled with more stringent underwriting standards among insurers. This may cause clients to drop or adjust coverage choices as part of expense control measures. Reduced business volumes may also adversely impact the level of contingent commissions we receive in 2021.

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
A comparison of gross and net interchange and debit card transaction fees for the reported periods is presented in the table below. Revenue from interchange and debit card transactions was impacted by reduced transaction volumes and fee waivers resulting from the COVID-19 pandemic. We currently expect that revenue from interchange and debit card transactions will be similarly impacted in future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income from debit card transactions	$5,527	$5,974	$11,332	$11,379
ATM service fees	753	1,086	1,680	2,067
Gross interchange and debit card transaction fees	6,280	7,060	13,012	13,446
Network costs	3,314	3,192	6,791	6,298
Net interchange and debit card transaction fees	$2,966	$3,868	$6,221	$7,148
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
Other Charges, Commissions and Fees. Other charges, commissions and fees for the three months ended June 30, 2020 decreased $1.3 million, or 14.2%, compared to the same period in 2019. The decrease included decreases in income from the sale of money market accounts (down $551 thousand) and mutual funds (down $134 thousand); funds transfer service charges (down $157 thousand); and merchant services rebates (down $134 thousand); among other things. Other charges, commissions and fees for the six months ended June 30, 2020 decreased $967 thousand, or 5.4%, compared to the same period in 2019. The decrease included decreases in letter of credit fees (down $403 thousand); income from the sale of life insurance (down $384 thousand) and money market accounts (down $298 thousand thousand); income from capital markets advisory services (down $223 thousand); funds transfer service charges (down $140 thousand); and merchant service rebates (down $115 thousand); among other things. The decreases in these items were partly offset by increases in income from the sale of mutual funds (up $278 thousand) and annuities (up $166 thousand) and an increase in brokerage commissions (up $115 thousand). The aforementioned revenue streams were adversely impacted by reduced transaction volumes during the second quarter of 2020 resulting from the COVID-19 pandemic. We currently expect that these revenue streams will be similarly impacted in future periods.
Net Gain/Loss on Securities Transactions. During the six months ended June 30, 2020 and 2019, we sold certain available-for-sale securities with amortized costs totaling $1.1 billion and $3.3 billion, respectively. We realized a net gain of $109.0 million on the 2020 sales and a net gain of $169 thousand on the 2019 sales. During the first quarter of 2020, we sold $483.1 million of residential mortgage-backed securities and realized a net gain of $1.9 million on those sales. The proceeds from these sales were reinvested into other residential mortgage-backed securities that had lower pre-payment rates. We also sold $519.1 million of 30-year U.S Treasury securities during the first quarter of 2020 and realized a net gain of $107.1 million on those sales. These U.S. Treasury securities were purchased during the fourth quarter of 2019 to hedge, in effect, against falling interest rates. Prior to their sale, these securities had significant unrealized holding gains as a result of decreases in market interest rates during the first quarter of 2020. We elected to sell these securities to provide liquidity and realize the gains.
During the first six months of 2019, we purchased and subsequently sold $2.4 billion of U.S. Treasury securities in connection with our tax planning strategies related to the Texas franchise tax. The gross proceeds from the sales of these securities outside of Texas are included in total revenues/receipts from all sources reported for Texas franchise tax purposes, which results in a reduction in the overall percentage of revenues/receipts apportioned to Texas and subjected to taxation under the Texas franchise tax. We realized a net gain of $3 thousand on those sales. We also sold certain available-for-sale U.S. Treasury securities with an amortized cost totaling $548.9 million and certain available-for-sale municipal securities with an amortized cost totaling $310.7 million. We realized a net gain of $166 thousand on those sales. The proceeds from the sales provided short-term liquidity and were subsequently reinvested in other higher yielding securities.

Other Non-Interest Income. Other non-interest income for the three months ended June 30, 2020 increased $360 thousand, or 4.9%, compared to the same period in 2019. The increase was primarily related to an increase in public finance underwriting fees (up $759 thousand) partly offset by a decrease in income from customer foreign exchange transactions (down $362 thousand). Changes in these items were primarily due to an fluctuations in business volumes. Other non-interest income for the six months ended June 30, 2020 increased $4.5 million, or 21.6%, compared to the same period in 2019. Other non-interest income during the six months ended June 30, 2020 included approximately $6.0 million in gains realized on the sale of certain non-hedge related, short-term put options on U.S. Treasury securities with an aggregate notional amount of $500 million. The put options were not exercised and expired in March 2020. The increase in other non-interest income during the six months ended June 30, 2020 was also partly related to an increase in income from customer derivative and trading activities (up $1.6 million), primarily due to an increase in business volume, an increase in sundry and other miscellaneous income (up $1.2 million) and an increase in public finance underwriting fees (up $677 thousand). Sundry and other miscellaneous income included $2.6 million and $931 thousand related to the recovery of prior write-offs in 2020 and 2019, respectively, among other things. The aforementioned items were partly offset by a decrease in gains on the sale of foreclosed and other assets (down $4.6 million). Other non-interest income for the six months ended June 30, 2020 and 2019 included gains on the sale of various branch and operational facilities totaling $758 thousand and $5.4 million, respectively, among other things.
Non-Interest Expense
The components of non-interest expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Salaries and wages	$90,350	$90,790	$189,162	$183,266
Employee benefits	18,861	20,051	43,750	43,577
Net occupancy	25,266	21,133	50,650	40,400
Technology, furniture and equipment	26,046	22,157	51,286	43,821
Deposit insurance	2,800	2,453	5,424	5,261
Intangible amortization	241	305	498	630
Other	36,115	46,320	83,072	88,054
Total	$199,679	$203,209	$423,842	$405,009
Total non-interest expense for the three and six months ended June 30, 2020 decreased $3.5 million, or 1.7%, and $18.8 million, or 4.7%, respectively, compared to the same periods in 2019. Changes in the various components of non-interest expense are discussed below.
Salaries and Wages. Salaries and wages for the three and six months ended June 30, 2020 decreased $440 thousand, or 0.5%, and increased $5.9 million, or 3.2%, compared to the same periods in 2019. The decrease during the three months ended June 30, 2020 was primarily related to an increase in salary costs deferred as loan origination costs in connection with the high volume of PPP loan originations during the second quarter of 2020. These deferred salary costs, which totaled $5.5 million, will be recognized as a yield adjustment component of interest income over the remaining terms of these loans. The decrease was also partly related to a decrease in stock-based compensation expense. The impact of these items was mostly offset by an increase in salaries due to an increase in the number of employees and normal, annual merit and market increases. The increase in salaries and wages during the six months ended June 30, 2020 was primarily related to an increase in salaries, due to an increase in the number of employees and normal, annual merit and market increases, partly offset the aforementioned increase in salary costs deferred as loan origination costs and a decrease in stock-based compensation expense.
Employee Benefits. Employee benefits expense for the three and six months ended June 30, 2020 decreased $1.2 million, or 5.9%, and increased $173 thousand, or 0.4%, compared to the same periods in 2019. The decrease in employee benefits expense during the three months ended June 30, 2020 was primarily related to decreases in certain discretionary benefit plan expenses partly offset by an increase in medical benefits expense and payroll taxes, among other things. The increase in employee benefits expense during the six months ended June 30, 2020 was primarily due to increases in medical benefits expense and payroll taxes mostly offset by a decreases in certain discretionary benefit plan expenses.
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
Net Occupancy. Net occupancy expense for the three and six months ended June 30, 2020 increased $4.1 million, or 19.6%, and increased $10.3 million, or 25.4%, respectively, compared to the same periods in 2019. The increases were primarily related to increases in lease expense (up $2.1 million and $4.9 million, respectively), depreciation on leasehold improvements (up $1.3 million and $2.3 million respectively), property taxes (up $809 thousand and $1.6 million, respectively) and building depreciation (up $466 thousand and $964 thousand, respectively), among other things. The increases from these items were partly offset by decreases in repairs and maintenance/service contracts expense (down $1.1 million and $600 thousand, respectively). Net occupancy expense was impacted by the commencement of the lease of our new corporate headquarters building in San Antonio in June 2019, as well as renewals of other leases related to existing facilities and new locations, in part related to our expansion within the Houston market area.
Technology, Furniture and Equipment. Technology, furniture and equipment expense for the three and six months ended June 30, 2020 increased $3.9 million, or 17.6%, and increased $7.5 million, or 17.0%, respectively, compared to the same periods in 2019. The increases were primarily related to increases in cloud services expense (up $2.4 million and $3.9 million, respectively), depreciation of furniture and equipment (up $961 thousand and $2.0 million, respectively) and software maintenance (up $523 thousand and $1.8 million respectively).
Deposit Insurance. Deposit insurance expense totaled $2.8 million and $5.4 million for the three and six months ended June 30, 2020 compared to $2.5 million and $5.3 million for the three and six months ended June 30, 2019. Provisions of the CARES Act allow, but do not require, the FDIC to expand deposit insurance coverage for non-interest-bearing transaction accounts through December 31, 2020. Such action could result in additional deposit insurance expense. Other provisions of the CARES Act as well as actions taken by bank regulators, such as potential relief for working with borrowers who are distressed as a result of the effects of COVID-19, could similarly impact aggregate deposit insurance expense.
Other Non-Interest Expense. Other non-interest expense for the three and six months ended June 30, 2020 decreased $10.2 million, or 22.0%, and decreased $5.0 million, or 5.7%, respectively, compared to the same periods in 2019. The decrease in other non-interest expense during the three months ended June 30, 2020 included decreases in advertising/promotions expense (down $3.1 million); travel, meals and entertainment expense (down $3.0 million); and business development expense (down $806 thousand), among other things. The decrease in other non-interest expense during the three months ended June 30, 2020 was also partly due to an increase in costs deferred as loan origination costs in connection with the high volume of PPP loan originations during the second quarter of 2020. These deferred costs, which totaled $1.8 million, will be recognized as a yield adjustment component of interest income over the remaining terms of these loans. The decrease in other non-interest expense during the six months ended June 30, 2020 included decreases in travel, meals and entertainment expense (down $3.0 million); advertising/promotions expense (down $2.5 million); and business development expense (down $435 thousand), among other things. The decrease in other non-interest expense during the six months ended June 30, 2020 was also partly due to the aforementioned increase in costs deferred as loan origination costs in connection with the high volume of PPP loan originations during the second quarter of 2020. The decreases in these items were partly offset by increases in donations expense (up $859 thousand); telephone/data communications expense (up $777 thousand); platform fees related to investment services (up $777 thousand); professional services expense (up $511 thousand); and sundry and other miscellaneous expenses (up $465 thousand).
Results of Segment Operations
Our operations are managed along two primary operating segments: Banking and Frost Wealth Advisors. A description of each business and the methodologies used to measure financial performance is described in Note 15 - Operating Segments in the accompanying notes to consolidated financial statements included elsewhere in this report. Net income (loss) by operating segment is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Banking	$92,492	$110,893	$144,516	$223,810
Frost Wealth Advisors	3,925	4,897	9,512	11,297
Non-Banks	(3,345)	(4,204)	(6,203)	(7,025)
Consolidated net income	$93,072	$111,586	$147,825	$228,082

Banking
Net income for the three and six months ended June 30, 2020 decreased $18.4 million, or 16.6%, and decreased $79.3 million, or 35.4%, respectively, compared to the same periods in 2019. The decrease during the three months ended June 30, 2020 was primarily the result of a $25.6 million increase in credit loss expense, a $7.7 million decrease in net interest income and a $4.9 million decrease in non-interest income partly offset by a $15.9 million decrease in income tax expense and a $3.9 million decrease in non-interest expense. The decrease during the six months ended June 30, 2020 was primarily the result of a $189.8 million increase in credit loss expense, a $13.8 million increase in non-interest expense and a $9.9 million decrease in net interest income partly offset by a $108.1 million increase in non-interest income and a $26.0 million decrease in income tax expense.
Net interest income for the three and six months ended June 30, 2020 decreased $7.7 million, or 3.0%, and decreased $9.9 million, or 2.0%, compared to the same periods in 2019. The decreases were primarily related to decreases in the average yields on loans, interest-bearing deposits and federal funds sold and resell agreements combined with decreases in the average volumes of taxable securities (based on amortized cost) and increases in the average volume of interest bearing liabilities, and for the three months ended June 30, 2020, a decrease in the average volume of tax-exempt securities. The impact of these items was partly offset by decreases in the average cost of interest-bearing deposits and other borrowed funds combined with increases in the average volumes of loans and interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve), and for the six months ended June 30, 2020, increases in the average yields on taxable and tax-exempt securities. Net interest income for the first six months of 2020 was also positively impacted by the additional day as a result of leap year. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.
Credit loss expense for the three and six months ended June 30, 2020 totaled $32.0 million and $207.2 million compared to $6.4 million and $17.4 million for the same periods in 2019. The increases resulted from both our adoption of a new credit loss accounting standard and the adverse events impacting our loan portfolio, including those arising from the COVID-19 pandemic and the significant decline in oil prices. See the sections captioned “Credit Loss Expense” and “Allowance for Credit Losses” elsewhere in this discussion for further analysis of credit loss expense related to loans and off-balance-sheet commitments.
Non-interest income for the three and six months ended June 30, 2020 decreased $4.9 million, or 10.2% and increased $108.1 million, or 99.9%, respectively, compared to the same periods in 2019. The decrease during the three months ended June 30, 2020 was primarily due to decreases in services charges on deposit accounts, interchange and debit card transaction fees, and other charges, commissions partly offset by increases in insurance commissions and fees and other non-interest income. The increase during the six months ended June 30, 2020 was primarily due to a $109.0 million net gain on securities transactions. Excluding the net gain on securities transactions during the six months ended June 30, 2020, total non-interest income for the Banking segment decreased $702 thousand, or 0.6%, compared to the same period in 2019. This decrease was primarily due to decreases in services charges on deposit accounts, insurance commissions and fees, interchange and debit card transaction fees, and other charges, commissions and fees partly offset by an increase in other non-interest income. The decreases in services charges on deposit accounts during the three and six months ended June 30, 2020 were primarily related to decreases in overdraft/insufficient funds charges on consumer and commercial accounts due to decreases in transaction volumes. The decreases in interchange and debit card transactions fees during the three and six months ended June 30, 2020 were impacted by reduced transaction volumes and fee waivers resulting from the COVID-19 pandemic. The decrease in other charges, commissions and fees during the three and six months ended June 30, 2020 included decreases in funds transfer service charges; merchant services rebates; income from capital markets advisory services; and letter of credit fees; among other things. The increase in other non-interest income during the three months ended June 30, 2020 was primarily related to increases in public finance underwriting fees and income from customer derivative and trading activities partly offset by a decrease in income from customer foreign exchange transactions. Changes in these items were primarily due to fluctuations in business volumes. The increase in other non-interest income during the six months ended June 30, 2020 included approximately $6.0 million in gains realized on the sale of certain non-hedge related, short-term put options on U.S. Treasury securities with an aggregate notional amount of $500 million. The put options were not exercised and expired in March 2020. The increase in other non-interest income during the six months ended June 30, 2020 was also partly related to an increase in income from customer derivative and trading activities, primarily due to an increase in business volume, an increase in sundry and other miscellaneous income and an increase in public finance underwriting fees. The fluctuations in insurance commissions and fees during the three and six months ended June 30, 2020 are further discussed below in relation to Frost Insurance Agency. See the analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense decreased $3.9 million, or 2.3%, for the three months ended June 30, 2020 and increased $13.8 million, or 4.0%, for the six months ended June 30, 2020, compared to the same periods in 2019. The decrease during the three months ended was primarily due to decreases in other non-interest expense, employee benefits and salaries and wages partly offset by increases in technology, furniture and equipment expense and net occupancy expense. The increase during the six months ended was primarily related to increases in technology, furniture and equipment expense, net occupancy expense and salaries and wages partly offset by a decrease in other non-interest expense. The decrease in other non-interest expense during the three months ended June 30, 2020 included decreases in advertising/promotions expense; travel, meals and entertainment expense; business development expense, and professional service expense, among other things. The decrease in other non-interest expense during the six months ended June 30, 2020 included decreases in travel, meals and entertainment expense; advertising/promotions expense; and business development expense, among other things. The decreases in these items were partly offset by increases in donations expense; telephone/data communications expense; professional services expense; and sundry and other miscellaneous expenses. The decreases in other non-interest expense during the three and six months ended June 30, 2020 were also partly due to an increase in costs deferred as loan origination costs in connection with the high volume of PPP loan originations during the second quarter of 2020. The decrease in employee benefits expense during the three months ended June 30, 2020 was primarily related to decreases in certain benefit plan expenses partly offset by an increase in medical benefits expense and payroll taxes, among other things. The decrease in salaries and wages during the three months ended June 30, 2020 was primarily related to an increase in salary costs deferred as loan origination costs in connection with the high volume of PPP loan originations during the second quarter of 2020. The increase in salaries and wages during the six months ended June 30, 2020 was primarily related to an increase in salaries, due to an increase in the number of employees and normal annual merit and market increases, partly offset the aforementioned increase in salary costs deferred as loan origination costs and a decrease in stock-based compensation expense. The increases in technology, furniture and equipment expense during the three and six months ended June 30, 2020 were primarily related to increases in cloud services expense, depreciation of furniture and equipment and software maintenance. The increases in net occupancy expense during the three and six months ended June 30, 2020 were primarily related to increases in lease expense, depreciation on leasehold improvements, property taxes and building depreciation, among other things. The increases from these items were partly offset by decreases in repairs and maintenance/service contracts expense. See the analysis of these categories of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.
Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $10.7 million and $27.2 million during the three and six months ended June 30, 2020 compared to $10.1 million and $28.7 million during the three and six months ended June 30, 2019. The increase in insurance commissions and fees during the three months ended June 30, 2020 was primarily the result of increases in commission income, primarily related to increases in commercial lines and, to a lesser extent, personal lines property and casualty commissions resulting from increased rates combined with increased in coverage levels. The decrease in insurance commissions and fees during the six months ended June 30, 2020 was the result of decreases in commission income and contingent income. The decrease in commission income was primarily related to decreases in benefit plan commissions (related to decreased business volumes, premium reductions and flat to lower market rates) and life insurance commissions (related to decreased business volumes) partly offset by increases in both commercial lines and personal lines property and casualty commissions (related to increased rates, partly offset by decreased business volumes). Business volumes during the second quarter of 2020 were adversely impacted the COVID-19 pandemic. The decrease in contingent income during the six months ended June 30, 2020 was partly due to lower growth and a deterioration in the loss performance of insurance policies previously placed. See the analysis of insurance commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Frost Wealth Advisors
Net income for the three and six months ended June 30, 2020 decreased $972 thousand, or 19.8%, and decreased $1.8 million, or 15.8%, respectively, compared to the same periods in 2019. The decrease during three months ended was primarily related to a $672 thousand increase in non-interest expense, a $412 thousand decrease in net interest income and a $148 thousand decrease in non-interest income partly offset by a $258 thousand decrease in income tax expense. The decrease during the six months ended June 30, 2020 was primarily related to a $5.0 million increase in non-interest expense and a $488 thousand decrease in net interest income partly offset by a $3.2 million increase in non-interest income and $474 thousand decrease in income tax expense.
Net interest income for the three and six months ended June 30, 2020 decreased $412 thousand, or 37.6%, and $488 thousand, or 23.8%, respectively, compared to the same periods in 2019. These decreases were primarily due to decreases in the average funds transfer prices allocated to the funds provided by Frost Wealth Advisors. The decreases in the average funds transfer prices were primarily due to decreases in market interest rates. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.
Non-interest income for the three and six months ended June 30, 2020 decreased $148 thousand, or 0.4%, and increased $3.2 million, or 4.5%, respectively, compared to the same periods in 2019. The decrease during the three months ended June 30, 2020 was primarily related to a decrease in other charges, commissions and fees mostly offset by an increase in trust and investment management fees. The increase during the six months end June 30, 2020 was primarily related to an increase in trust and investment management fees. Trust and investment management fee income is the most significant income component for Frost Wealth Advisors. Investment fees are the most significant component of trust and investment management fees, making up approximately 80.2% of total trust and investment management fees for the first six months of 2020.
The decrease in other charges, commissions and fees during the three months ended included decreases in income from the sale of money market accounts and mutual funds, among other things. The increase in trust and investment management fees during the three months ended June 30, 2020 was primarily due to increases in trust investment fees and custody fees partly offset by decreases in real estate fees and oil and gas fees. The increase in trust and investment management fees during the six months ended June 30, 2020 was primarily due to increases in trust investment fees, estate fees, real estate fees and oil and gas fees. See the analysis of trust and investment management fees, particularly as it relates to the effects of the COVID-19 pandemic, and other charges, commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for the three and six months ended June 30, 2020 increased $672 thousand, or 2.2%, and $5.0 million, or 8.4%, respectively, compared to the same periods in 2019. The increase during the three months ended June 30, 2020 was primarily due to an increase in net occupancy expense partly offset by a decrease in other non-interest expense. The increase during the six months ended June 30, 2020 was primarily due to increases in net occupancy expense and salaries and wages. The increases in net occupancy expense during the three and six months end June 30, 2020 were primarily related to increases in lease expense. The decrease in other non-interest expense during the three months ended June 30, 2020 was primarily related to decreases in travel, meals and entertainment expense, professional service expense and management fee expense, among other things. The increase in salaries and wages during the six months ended June 30, 2020 was primarily due to an increase in the number of employees and normal, annual merit and market increases.
Non-Banks
The Non-Banks operating segment had net losses of $3.3 million and $6.2 million during the three and six months ended June 30, 2020, respectively, compared to a net losses of $4.2 million and $7.0 million during the same respective periods in 2019. The decreases in the net losses for the three and six months ended June 30, 2020 were primarily due to decreases in net interest expense, primarily related to decreases in the average rates paid on our long term borrowings, and increases in income tax benefit. The net loss during the three months ended June 30, 2020 was also partly reduced by a decrease in other non-interest expense. This decrease was primarily related to a decrease in travel, meals and entertainment expense.
Income Taxes
During the three months ended June 30, 2020, we recognized an income tax benefit of $1.3 million, for an effective tax rate of negative 1.4%, compared to income tax expense of $14.9 million, for an effective tax rate of 11.8%, during the same period in 2019. During the six months ended June 30, 2020, we recognized income tax expense of $2.0 million, for an effective tax rate of 1.3%, compared to income tax expense of $28.8 million, for an effective tax rate of 11.2%, for the same period in 2019.
The effective income tax rates differed from the U.S. statutory federal income tax rate of 21% during 2020 and 2019 primarily due to the effect of tax-exempt income from loans, securities and life insurance policies and the income tax effects associated with stock-based compensation, among other things, and their relative proportion to total pre-tax net income. The decreases in the effective tax rates during 2020 were primarily related to a decrease in pre-tax net income. The effective tax rates during 2020 were also impacted by a one-time, discrete tax benefit associated with an asset contribution to a charitable trust during the second quarter.
Average Balance Sheet
Average assets totaled $35.7 billion for the six months ended June 30, 2020 representing an increase of $4.3 billion, or 13.7%, compared to average assets for the same period in 2019. Earning assets increased $3.9 billion, or 13.5%, during the first six months of 2020 compared to the same period in 2019. The increase in earning assets was primarily related to a $2.3 billion increase in average interest-bearing deposits, federal funds sold and resell agreements; a $2.0 billion increase in average loans; and a $228.6 million increase in average tax-exempt securities partly offset by a $544.3 million decrease in average taxable securities. Average premises and equipment increased $261.4 million, or 33.9%, in part due to the commencement of the lease on our new downtown San Antonio headquarters in the second quarter of 2019 as well as the commencement of other new leases associated with various new branch locations. Average deposits increased $3.3 billion, or 12.7%, during the first six months of 2020 compared to the same period in 2019. The increase included a $2.1 billion increase in non-interest bearing deposits and a $1.2 billion increase in interest-bearing deposit accounts. Average non-interest bearing deposits made up 41.8% and 39.0% of average total deposits during the first six months of 2020 and 2019, respectively.

Loans
Loans were as follows as of the dates indicated:

	June 30, 2020	Percentage of Total	December 31, 2019	Percentage of Total
Commercial and industrial	$5,004,229	27.9%	$5,187,466	35.2%
Energy:
Production	1,162,673	6.5	1,348,900	9.2
Service	164,597	0.9	192,996	1.3
Other	97,610	0.5	110,986	0.8
Total energy	1,424,880	7.9	1,652,882	11.2
Paycheck Protection Program	3,162,279	17.6	—	—
Commercial real estate:
Commercial mortgages	5,042,546	28.1	4,594,113	31.1
Construction	1,265,550	7.0	1,312,659	8.9
Land	316,839	1.8	289,467	2.0
Total commercial real estate	6,624,935	36.9	6,196,239	42.0
Consumer real estate:
Home equity loans	346,210	1.9	375,596	2.6
Home equity lines of credit	395,099	2.2	354,671	2.4
Other	508,876	2.8	464,146	3.1
Total consumer real estate	1,250,185	6.9	1,194,413	8.1
Total real estate	7,875,120	43.8	7,390,652	50.1
Consumer and other	505,429	2.8	519,332	3.5
Total loans	$17,971,937	100.0%	$14,750,332	100.0%
Loans increased $3.2 billion, or 21.8%, compared to December 31, 2019. As further discussed below, during the second quarter of 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Excluding PPP loans, total loans would have otherwise increased $59.3 million, or 0.4%, from December 31, 2019, and decreased $528.6 million, or 3.4%, from total loans of $15.3 billion at March 31, 2020. The majority of our loan portfolio is comprised of commercial and industrial loans, energy loans, and real estate loans. Real estate loans include both commercial and consumer balances. Selected details related to our loan portfolio segments are presented below. Refer to our 2019 Form 10-K for a more detailed discussion of our loan origination and risk management processes. Other than in connection with our making PPP loans as described below, it is possible that the effects of COVID-19 could continue to result in less demand for our loan products.
Commercial and industrial. Commercial and industrial loans decreased $183.2 million, or 3.5%, during the first six months of 2020. Our commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with our loan policy guidelines. The commercial and industrial loan portfolio also includes commercial leases and purchased shared national credits ("SNC"s).
Energy. Energy loans include loans to entities and individuals that are engaged in various energy-related activities including (i) the development and production of oil or natural gas, (ii) providing oil and gas field servicing, (iii) providing energy-related transportation services, (iv) providing equipment to support oil and gas drilling, (v) refining petrochemicals, or (vi) trading oil, gas and related commodities. Energy loans decreased $228.0 million, or 13.8%, during the first six months of 2020 compared to December 31, 2019. The average loan size, the significance of the portfolio and the specialized nature of the energy industry requires a highly prescriptive underwriting policy. Exceptions to this policy are rarely granted. Due to the large borrowing requirements of this customer base, the energy loan portfolio includes participations and SNCs.
Purchased Shared National Credits. Purchased shared national credits are participations purchased from upstream financial organizations and tend to be larger in size than our originated portfolio. Our purchased SNC portfolio totaled $935.5 million at June 30, 2020, decreasing $13.3 million, or 1.4%, from $948.8 million at December 31, 2019. At June 30, 2020, 40.4% of outstanding purchased SNCs were related to the energy industry while 17.7% were related to the construction industry, 10.4% were related to the real estate management industry and 10.1% were related to the financial services industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the energy and commercial and industrial portfolio, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of our customers. As a matter of policy, we generally only participate in SNCs for companies headquartered in or which have significant operations within our market areas. In addition, we must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.
Commercial Real Estate. Commercial real estate loans totaled $6.6 billion at June 30, 2020, increasing $428.7 million, or 6.9%, compared to $6.2 billion at December 31, 2019. At such dates, commercial real estate loans represented 84.1% and 83.8% of total real estate loans, respectively. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan. At June 30, 2020, approximately 46% of the outstanding principal balance of our commercial real estate loans were secured by owner-occupied properties.
Consumer Real Estate and Other Consumer Loans. The consumer loan portfolio, including all consumer real estate and consumer installment loans, totaled $1.8 billion at June 30, 2020 and $1.7 billion at December 31, 2019. Consumer real estate loans increased $55.8 million, or 4.7%, from December 31, 2019. Combined, home equity loans and lines of credit made up 59.3% and 61.1% of the consumer real estate loan total at June 30, 2020 and December 31, 2019, respectively. We offer home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans. In general, we do not originate 1-4 family mortgage loans; however, from time to time, we may invest in such loans to meet the needs of our customers or for other regulatory compliance purposes. Consumer and other loans decreased $13.9 million, or 2.7%, from December 31, 2019. The consumer and other loan portfolio primarily consists of automobile loans, overdrafts, unsecured revolving credit products, personal loans secured by cash and cash equivalents and other similar types of credit facilities.
Paycheck Protection Program. In April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Loans covered by the PPP may be eligible for loan forgiveness for certain costs incurred related to payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. The remaining loan balance after forgiveness of any amounts is still fully guaranteed by the SBA. Terms of the PPP loans include the following (i) maximum amount limited to the lesser of $10 million or an amount calculated using a payroll-based formula, (ii) maximum loan term of five years, (iii) interest rate of 1.00%, (iv) no collateral or personal guarantees are required, (v) no payments are required until the date on which the forgiveness amount relating to the loan is remitted to the lender and (vi) loan forgiveness up to the full principal amount of the loan and any accrued interest, subject to certain requirements including that no more than 40% of the loan forgiveness amount may be attributable to non-payroll costs. In return for processing and booking the loan, the SBA will pay the lender a processing fee tiered by the size of the loan (5% for loans of not more than $350 thousand; 3% for loans of more than $350 thousand and less than $2 million; and 1% for loans of at least $2 million).
Through June 30, 2020, we have funded approximately $3.2 billion of SBA-approved PPP loans. During the second quarter of 2020, we recognized approximately $19.3 million in PPP loan related deferred processing fees (net of amortization of related deferred origination costs) as a yield adjustment and this amount is included in interest income on loans. As a result of the inclusion of these net fees in interest income, the average yield on PPP loans was approximately 4.13% during the second quarter of 2020 compared to the stated interest rate of 1.0% on these loans. As of June 30, 2020, we expect to recognize additional PPP loan related deferred processing fees (net of deferred origination costs) totaling approximately $77.4 million as a yield adjustment over the remaining terms of these loans.

Non-Performing Assets
Non-performing assets and accruing past due loans are presented in the table below. Troubled debt restructurings on non-accrual status are reported as non-accrual loans. Troubled debt restructurings on accrual status are reported separately.

	June 30, 2020	December 31, 2019
Non-accrual loans:
Commercial and industrial	$27,146	$26,038
Energy	36,239	65,761
Paycheck Protection Program	—	—
Commercial real estate:
Buildings, land and other	12,154	8,912
Construction	1,869	665
Consumer real estate	2,035	922
Consumer and other	18	5
Total non-accrual loans	79,461	102,303
Restructured loans	4,932	6,098
Foreclosed assets:
Real estate	806	1,084
Other	—	—
Total foreclosed assets	806	1,084
Total non-performing assets	$85,199	$109,485
Ratio of non-performing assets to:
Total loans and foreclosed assets	0.47%	0.74%
Total loans, excluding PPP loans, and foreclosed assets	0.58	0.74
Total assets	0.22	0.32
Accruing past due loans:
30 to 89 days past due	$69,999	$50,784
90 or more days past due	20,997	7,421
Total accruing past due loans	$90,996	$58,205
Ratio of accruing past due loans to total loans:
30 to 89 days past due	0.39%	0.34%
90 or more days past due	0.12	0.05
Total accruing past due loans	0.51%	0.39%
Ratio of accruing past due loans to total loans, excluding PPP loans:
30 to 89 days past due	0.47%	0.34%
90 or more days past due	0.14	0.05
Total accruing past due loans	0.61%	0.39%
Non-performing assets include non-accrual loans, troubled debt restructurings and foreclosed assets. Non-performing assets at June 30, 2020 decreased $24.3 million from December 31, 2019 primarily due to a decrease in non-accrual energy loans, which, for the most part, was related to the recognition of charge-offs as further discussed below.
Generally, loans are placed on non-accrual status if principal or interest payments become 90 days past due and/or management deems the collectibility of the principal and/or interest to be in question, as well as when required by regulatory requirements. Once interest accruals are discontinued, accrued but uncollected interest is charged to current year operations. Subsequent receipts on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Classification of a loan as non-accrual does not preclude the ultimate collection of loan principal or interest. Non-accrual commercial and industrial loans included one credit relationship in excess of $5.0 million totaling $8.4 million at June 30, 2020. This credit relationship was previously reported as non-accrual with an aggregate balance of $8.4 million at December 31, 2019. Non-accrual energy loans included two credit relationships in excess of $5 million totaling $35.9 million at June 30, 2020 and two credit relationships in excess of $5 million totaling $61.7 million at December 31, 2019. During the six months ended June 30, 2020, we charged off $68.8 million related to energy loans. Of that amount, $48.8 million related to credit relationships previously reported as non-accrual as of December 31, 2019. Non-accrual real estate loans primarily consist of land development, 1-4 family residential construction credit relationships and loans secured by office buildings and religious facilities. There were no non-accrual commercial real estate loans in excess of $5.0 million at June 30, 2020 or December 31, 2019.

Restructured loans totaled $4.9 million at June 30, 2020 and consisted of a single credit relationship including commercial and industrial loans, a commercial real estate loan and a consumer loan. Restructured loans at December 31, 2019 totaled $6.1 million and consisted of three credit relationships primarily related to commercial real estate.
Foreclosed assets represent property acquired as the result of borrower defaults on loans. Foreclosed assets are recorded at estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for loan losses. Regulatory guidelines require us to reevaluate the fair value of foreclosed assets on at least an annual basis. Our policy is to comply with the regulatory guidelines. Write-downs are provided for subsequent declines in value and are included in other non-interest expense along with other expenses related to maintaining the properties. Write-downs of foreclosed assets totaled $231 thousand during the six months ended June 30, 2020, while there were no write-downs of foreclosed assets during the six months ended June 30, 2019.
Accruing past due loans at June 30, 2020 increased $32.8 million compared to December 31, 2019. The increase was primarily related to increases in all loan portfolio segments with the largest increases in past due commercial and industrial loans (up $16.8 million), consumer real estate (up $5.8 million) and commercial real estate loans (up $4.2 million).
Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At June 30, 2020 and December 31, 2019, we had $105.0 million and $63.4 million in loans of this type which are not included in any one of the non-performing non-accrual, restructured or 90 days past due loan categories. At June 30, 2020, potential problem loans consisted of 12 credit relationships. Of the total outstanding balance at June 30, 2020, 54.3% was related to the energy industry, 24.2% was related to the manufacturing industry and 13.9% was related to the restaurant industry. Weakness in these organizations’ operating performance and financial condition, among other factors, have caused us to heighten the attention given to these credits.
Certain borrowers are currently unable to meet their contractual payment obligations because of the adverse effects of COVID-19. In an effort to mitigate these effects, loan customers may apply for a deferral of payments, or portions thereof, for up to 90 days. After 90 days, customers may apply for an additional deferral. In the absence of other intervening factors, such short-term modifications made on a good faith basis are not categorized as troubled debt restructurings, nor are loans granted payment deferrals related to COVID-19 reported as past due or placed on non-accrual status (provided the loans were not past due or on non-accrual status prior to the deferral). The COVID-19 pandemic has contributed to an increased risk of delinquencies, defaults and foreclosures. As a result of the COVID-19 pandemic, a significant number and amount of our loans have experienced ratings downgrades, credit deterioration and defaults. We have a significant amount of loans in certain industries that have been particularly impacted. These include energy, aviation, restaurants, hotels/lodging, entertainment, retail and commercial real estate, among others. See additional information about the effects of and risks associated with the COVID-19 pandemic in the section captioned “Recent Developments Related to COVID-19” elsewhere in this discussion and Part II. Other Information, Item 1A. Risk Factors elsewhere in this report.
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

Allowance for Credit Losses - Loans. The table below provides, as of the dates indicated, an allocation of the allowance for loan losses by loan portfolio segment; however, allocation of a portion of the allowance to one segment does not preclude its availability to absorb losses in other segments:

	June 30, 2020	March 31, 2020	Post ASC 326 Adoption on January 1, 2020	December 31, 2019
Commercial and industrial	$98,536	$92,152	$72,856	$51,593
Energy	40,817	103,201	26,929	37,382
Commercial real estate	93,425	52,319	17,518	31,037
Consumer real estate	8,998	8,170	6,505	4,113
Consumer and other	8,285	8,039	5,794	8,042
Total	$250,061	$263,881	$129,602	$132,167
Upon the adoption of ASC 326 on January 1, 2020, the total amount of the allowance for credit losses on loans estimated using the CECL methodology decreased $2.6 million compared to the total amount of the allowance for credit losses on loans estimated as of December 31, 2019 using the prior incurred loss model. Fluctuations in the estimated allowances by portfolio segment offset one another, for the most part, and, as a result, the overall estimated amount of allowance for credit losses did not significantly change as a result of the change in methodology. The manner in which credit loss allowances are allocated to the individual portfolio segments was partly impacted by a change in the way the underlying loans within each segment are pooled for modeling purposes. The impact of varying economic conditions and portfolio stress factors are now a component of the credit loss models applied to each modeling pool. In that regard, the amounts allocated to the underlying pools of loans within each portfolio segment more directly reflect the economic variables and portfolio stress factors that correlate with credit losses within each portfolio. Under the prior methodology, allocations in excess of those derived from historical loss rates were recognized as an overlay on each of the various portfolios based upon management judgment. Nonetheless, despite fluctuations in the allocation of portions of the overall allowance to the various portfolio segments, the entire allowance is available to absorb any credit losses within the entire loan portfolio. The remainder of this discussion focuses on expected credit losses estimated as of June 30, 2020 compared to the post ASC 326 estimate of expected credit losses as of January 1, 2020 and, in some cases, March 31, 2020.
The allowance allocated to commercial and industrial loans totaled $98.5 million, or 1.97% of total commercial and industrial loans, at June 30, 2020 increasing $25.7 million, or 35.2%, compared to $72.9 million, or 1.40% of total commercial and industrial loans, post ASC 326 adoption on January 1, 2020. Modeled expected credit losses increased $28.8 million while Q-Factor adjustments related to commercial and industrial loans decreased $7.3 million. Specific allocations for commercial and industrial loans that were evaluated for expected credit losses on an individual basis increased from $7.9 million post ASC 326 adoption on January 1, 2020 to $12.1 million at June 30, 2020. The allowance allocated to energy loans totaled $40.8 million, or 2.86% of total energy loans, at June 30, 2020 increasing $13.9 million, or 51.6%, compared to $26.9 million, or 1.63% of total energy loans, post ASC 326 adoption on January 1, 2020. Modeled expected credit losses related to energy loans increased $12.1 million while Q-Factor adjustments related to energy loans increased $19.8 million. Specific allocations for energy loans that were evaluated for expected credit losses on an individual basis totaled $20.2 million post ASC 326 adoption on January 1, 2020. The loans to which these specific allocations were related were subsequently charged off and there were $2.3 million of specific allocations related to energy loans at June 30, 2020. The allowance allocated to commercial real estate loans totaled $93.4 million, or 1.41% of total commercial real estate loans, at June 30, 2020 increasing $75.9 million, or 433.3%, compared to $17.5 million, or 0.28% of total commercial real estate loans, post ASC 326 adoption on January 1, 2020. Modeled expected credit losses related to commercial real estate loans increased $106.6 million while Q-Factor adjustments related to commercial real estate loans decreased $31.7 million. Specific allocations for commercial real estate loans that were evaluated for expected credit losses on an individual basis increased from $383 thousand post ASC 326 adoption on January 1, 2020 to $1.3 million at June 30, 2020. The allowance allocated to consumer real estate loans totaled $9.0 million, or 0.72% of total consumer real estate loans, at June 30, 2020 increasing $2.5 million, or 38.3%, compared to $6.5 million, or 0.54% of total consumer real estate loans, post ASC 326 adoption on January 1, 2020. Modeled expected credit losses related to consumer real estate loans increased $3.0 million while Q-Factor adjustments related to consumer real estate loans decreased $458 thousand. The allowance allocated to consumer loans totaled $8.3 million, or 1.64% of total consumer loans, at June 30, 2020 increasing $2.5 million, or 43.0%, compared to $5.8 million, or 1.12% of total consumer loans, post ASC 326 adoption on January 1, 2020. Modeled expected credit losses related to consumer loans increased $2.6 million while Q-Factor adjustments related to consumer loans decreased $111 thousand.
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
In estimating expected credit losses as of June 30, 2020, we utilized the Moody’s Analytics June 2020 CF Consensus Scenario (the “CF Scenario”) to forecast the macroeconomic variables used in our models. The CF Scenario is based on the review of a variety of surveys of baseline forecasts of the U.S. economy. The CF Scenario projections include, among other things, (i) a 36.9% decline in the U.S. Gross Domestic Product (“GDP”) in the second quarter of 2020 followed by a 23.5% rebound in the third quarter of 2020; (ii) a U.S. unemployment rate of 15.8% for in the second quarter of 2020 improving to 9.6% by the fourth quarter of 2020 and 6.5% by the end of the forecast period in the second quarter of 2022 with Texas unemployment rates slightly less at those dates; and (iii) an average 10 year Treasury rate of 0.67% in the second quarter of 2020, dropping to a low of 0.34% in the second quarter of 2021 and increasing to 0.91% by the end of the forecast period in the second quarter of 2022. The CF Scenario also projects average oil prices of $26 per barrel in the second quarter of 2020, $32 per barrel in the fourth quarter of 2020, $42 per barrel on average for the year in 2021 and $50 in the second quarter of 2022. For our March 31, 2020 estimate of expected credit losses, our outlook for oil prices was significantly more negative as a result of the assumed persistence of the oil price war between Saudi Arabia and Russia and increasing oil supplies in the face of decreasing global demand resulting from the COVID-19 pandemic. As a result, we used significant qualitative adjustments in the determination of the allowance for credit losses on energy loans. Though less as of June 30, 2020, we continue to make qualitative adjustments related to the impact of oil price volatility in the determination of the allowance for credit losses on energy loans, as further discussed below.
In estimating expected credit losses as of March 31, 2020, we utilized the Moody’s Analytics March 2020 S8 Low Oil Price Scenario (the “S8 Scenario”) to forecast the macroeconomic variables used in our models. The S8 scenario used the Moody’s Baseline forecast, updated during the week of March 16, 2020, adjusted to assume that the price per barrel of West Texas Intermediate (“WTI”) crude oil will remain at $35 flat for two years. The S8 Scenario also assumed the persistence of the oil price war between Saudi Arabia and Russia and increasing oil supplies in the face of decreasing global demand. At that time, the S8 Scenario forecasted declines in the U.S. Gross Domestic Product and the Texas Gross State Product in the second quarter of 2020, a flat U.S. unemployment rate for the remainder of 2020 and the 10-yr Treasury rate dropping to 0.49% in second quarter of 2020 and remaining below 1.0% until the second quarter of 2021. The low oil prices incorporated in the S8 Scenario also resulted in a forecasted gradual increase in the Texas unemployment rate, from 3.6% in the first quarter of 2020 to 6.2% by the first quarter of 2022, exceeding the forecasted U.S. unemployment rate of 4.1% for the first quarter of 2022 and reflecting the impact of oil prices on the overall Texas economy. In late March and early April 2020, Moody's updated various macroeconomic variables in Moody's Baseline forecast subsequent to our modeling processes in order to incorporate the expected economic impact of recent developments related to the COVID-19 pandemic. Given the level of economic disruption and uncertainty within the State of Texas and the nation as a whole, arising from the COVID-19 pandemic and volatility and declines in oil and gas prices driven by decreased demand and increased supply, we qualitatively adjusted the model results for these and other risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools as further discussed below.
The economic forecast used in our initial estimate of expected credit losses under ASC 326 on January 1, 2020 projected that the Texas unemployment rate would remain below 4.0% through 2021. The increases in modeled expected credit losses across all of our loan portfolios as of June 30, 2020 compared to the modeled expected credit losses as of our initial adoption of ASC 326 on January 1, 2020 were primarily the result of changes in our economic forecast, particularly forecasts related to unemployment and the gross domestic product, as well as changes in portfolio volumes and risk attributes, as discussed below.
The overall loan portfolio, excluding PPP loans which are fully guaranteed by the SBA, increased $59.3 million, or 0.4%, which included a $428.7 million, or 6.9%, increase in commercial real estate loans and a $55.8 million, or 4.7%, increase in consumer real estate loans mostly offset by a $183.2 million, or 3.5%, decrease in commercial and industrial loans, a $228.0 million, or 13.8%, decrease in energy loans and a $13.9 million, or 2.7% decrease in consumer and other loans. The weighted average risk grade for commercial and industrial loans did not significantly change totaling 6.45 at June 30, 2020 compared to 6.44 at December 31, 2019. Commercial and industrial loans graded “watch” and “special mention” (risk grades 9 and 10) increased $51.9 million during the first six months of 2020 while classified commercial and industrial loans increased $14.9 million. Classified loans consist of loans having a risk grade of 11, 12 or 13. The weighted-average risk grade for energy loans increased to 7.24 at June 30, 2020 from 6.39 at December 31, 2019. The increase in the weighted average risk grade was primarily related to a $49.2 million increase in classified energy loans and a $204.6 million increase in energy loans graded “watch” and “special mention,” while pass grade energy loans decreased $481.9 million. The weighted average risk grade for commercial real estate loans increased to 7.30 at June 30, 2020 from 7.07 at December 31, 2019. Commercial real estate loans graded as “watch” and “special mention” increased $342.8 million while classified commercial real estate loans increased $18.3 million.

As noted above our credit loss models utilized the economic forecasts in the Moody’s CF Consensus Scenario for June 2020 in the second quarter of 2020 and the Moody's S8 Low Oil Scenario for March 2020 in the first quarter of 2020. We qualitatively adjust the model results based on this scenario for various risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These Q-Factor adjustments are discussed below.
Q-Factor adjustments are based upon management judgment and current assessment as to the impact of risks related to changes in lending policies and procedures; economic and business conditions; loan portfolio attributes and credit concentrations; and external factors, among other things, that are not already captured within the modeling inputs, assumptions and other processes. Management assesses the potential impact of such items within a range of severely negative impact to positive impact and adjusts the modeled expected credit loss by an aggregate adjustment percentage based upon the assessment. As a result of this assessment as of June 30, 2020, modeled expected credit losses were adjusted upwards by a weighted-average Q-Factor adjustment of approximately 0.7%. This weighted-average Q-Factor adjustment was based on a positive expected impact related to changes in lending policies, procedures and underwriting standards; a limited negative expected impact associated with changes in loan portfolio attributes and concentrations, changes in risk grades, changes in the volumes and severity of loan delinquencies and adverse classifications and potential deterioration of collateral values; and a severely negative impact from other risk factors associated with our commercial real estate construction and land portfolios, particularly the risks related to expected extensions.
In connection with our assessment of Q-Factor adjustments for our initial estimate of expected credit losses upon the adoption of ASC 326 on January 1, 2020, modeled expected credit losses were adjusted upwards by a weighted-average Q-Factor adjustment of approximately 12.9%, which included a 10% upward adjustment to modeled expected credit losses related to risks associated with model uncertainty and under-prediction. This adjustment was based upon the results of certain back testing procedures performed on our credit loss models. The Q-Factor adjustment as of June 30, 2020 did not include this additional 10% upward adjustment related to risks associated with model uncertainty and under-prediction. While management believes this adjustment is appropriate in a relatively benign or moderately stressful economic environment, management nonetheless believes this adjustment is not currently appropriate given the extreme levels and volatility in macroeconomic indicators under the current economic conditions and the fact that such conditions are expected to persist for the foreseeable future. The weighted-average Q-Factor adjustment totaled approximately 17.9% as of March 31, 2020 and included the 10% adjustment related to risks associated with model uncertainty and under-prediction. The decrease in the Q-Factor adjustment since March 31, 2020 reflects the fact that much of these expected credit losses are now captured in our credit loss models as a result of updates in policies and procedures related to managing the effects of COVID-19 on our loan customers, risk-grade migrations and updated macroeconomic forecasts.
Management also made certain other qualitative adjustments for loans within certain industries that are expected to be more significantly impacted by the COVID-19 pandemic and oil price volatility and declines as described below.
In early March 2020, Saudi Arabia announced significant price discounts on oil which resulted in a sharp decrease in global oil prices including the benchmark WTI. Saudi Arabia further announced that it would significantly increase its production leading Russia to respond in kind. These actions arose in the face of increasing global supplies and decreasing global demand. The subsequent worsening global economic outlook and decreased demand resulting from the COVID-19 pandemic resulted in further decreases in energy prices. The WTI price per barrel of crude oil was approximately $39 as of June 30, 2020 up from $20 per barrel as of March 31, 2020 but still down from approximately $61 per barrel as of December 31, 2019. In late March 2020, we established a special Energy Oversight Council to oversee and assess the credit quality of our energy loan portfolio.
As of June 30, 2020, we provided an additional $20.5 million of qualitative adjustments for our energy loan portfolio. This amount is down from $85.0 million as of March 31, 2020. In assessing the energy portfolio for the additional qualitative adjustments during the second quarter, we updated our borrowing base determinations for nearly all of our energy production loans using current engineering valuations and an oil price deck of $30 in 2020. Through this process, we estimated an aggregate borrowing base deficiency on energy production loans totaling approximately $36 million at June 30, 2020 compared to an aggregate borrowing base deficiency of approximately $106 million at March 31, 2020. The March 31, 2020 estimated aggregate borrowing base deficiency was based on a stress testing exercise using an oil price deck of $9 for 2020 and included an analysis of our customers' secondary sources of capital. Management believes that the aggregate borrowing base deficiency amount should serve as the appropriate level of expected credit losses for energy production loans. Accordingly, we provided an additional qualitative adjustment of $15.5 million at June 30, 2020 for energy production loans. This amount is down from $84.0 million at March 31, 2020 in part due to the rebound in oil prices and the recognition of $35.0 million of charge-offs related to three large energy production credit relationships during the second quarter of 2020.

We performed a separate assessment of other energy loans which are primarily made up of borrowers associated with oilfield services such as transportation and logistics; equipment manufacturing and other services, among other things. Business activity among oilfield service firms has experienced significant contraction since March 2020 and there are indications of further worsening of conditions due to significant declines in equipment utilization and operating margins. Furthermore, there has been a significant decrease in the number of active oil rigs in Texas since March 2020, while the aforementioned rebound in oil prices during the second quarter has not had any apparent impact on stemming the decline. As a result, we expect that the revenues and operating margins of our oilfield services customers will be significantly impacted. Accordingly, we provided an additional qualitative adjustment of $5.0 million for our other, non-production energy loans portfolio at June 30, 2020. This amount is up from $1.0 million at March 31, 2020.
In late June 2020, we established a special Commercial Real Estate Oversight Council to oversee and assess the credit quality of our non-owner occupied and construction commercial real estate portfolios. Due to the adverse economic effects of the COVID-19 pandemic, management believes these portfolios have an elevated level of risk that requires a higher level of oversight, particularly as it relates to monitoring risk grades, payment deferrals, covenant modifications and structuring issues, among other things.
In estimating current expected credit losses as of June 30, 2020, we determined that our credit loss models for our owner occupied commercial real estate portfolio were overly sensitive to the volatility of the forecasted Texas unemployment rate and the forecasted U.S. GDP. The modeled loss rate for this portfolio was nearly 170% higher than the modeled loss rate for our commercial and industrial loan portfolio. Management believes that the loss rates for our owner occupied commercial real estate loan portfolio and our commercial and industrial loan portfolio should be similar due to the fact that that the loans within both portfolios are underwritten with the assumption that the primary repayment source is the cash flow from the operations of the borrower. This differs from non-owner occupied real estate where the primary repayment source is the cash flow generated by the underlying real estate being financed. Furthermore, our owner occupied commercial real estate loan portfolio and our commercial and industrial loan portfolio have a similar customer base. The loans within our owner occupied commercial real estate portfolio generally have a longer term than the loans within our commercial and industrial loan portfolio, which increases the modeled loss rate of the portfolio, despite the fact that this portfolio generally experiences lower losses in the case of default due to higher collateral valuations relative to the amount of the underlying loans. In light of the foregoing, management reduced the modeled loss allocation for owner occupied commercial real estate by $53.1 million as of June 30, 2020. Of this amount, $8.6 million was reallocated to the non-owner occupied commercial real estate portfolio and $2.8 million was reallocated to the commercial real estate construction portfolio. Additional qualitative adjustments were made for these portfolios as we believe our borrowers' ability to access the capital markets for the sale or refinancing of assets, including those under construction, may be impaired for a significant amount of time. This would require secondary sources of capital and liquidity to support completed projects, access to which may take considerably longer to stabilize than was expected at the time the loans to these borrowers were originally underwritten. Additionally, management reallocated an additional $10.9 million for specific industries within the commercial real estate portfolio that have been particularly impacted by the economic effects of the COVID-19 pandemic, as further discussed below. The net effect of these additional qualitative adjustments, when combined with the aforementioned 0.7% Q-Factor adjustment, was an overall negative qualitative adjustment to the allowance for credit losses on commercial real estate loans totaling $29.9 million.
The COVID-19 pandemic has resulted in a significant decrease in commercial activity throughout the State of Texas as well as nationally. Efforts to limit the spread of COVID-19 have led to the closure of non-essential businesses, travel restrictions, supply chain disruptions and prohibitions on public gatherings, among other things, throughout many parts of the United States and, in particular, the markets in which we operate. Aside from the energy industry, which is discussed above, we lend to customers operating in certain other industries that have been, and are expected to be, more significantly impacted by the effects of the COVID-19 pandemic. These industries are presented in the following table and include amounts reported as both commercial and industrial loans and commercial real estate loans while PPP loans are excluded.

	Outstanding Balance at June 30, 2020	Percentage of Total Loans, Excluding PPP Loans	Allocated Allowance	Allocated Allowance as a Percentage of Outstanding Balance
Retail	$783,229	5.29%	$16,101	2.06%
Hotels/lodging	261,343	1.76	3,171	1.21
Restaurants	224,492	1.52	9,744	4.34
Aviation	193,801	1.31	5,408	2.79
Entertainment	120,327	0.81	5,511	4.58
Total	$1,583,192	10.69%	$39,935	2.52%

We are continuing to monitor customers in these industries closely. In assessing these portfolios for an additional qualitative adjustment as of June 30, 2020, we performed a comprehensive review of the financial condition and overall outlook of the borrowers within these portfolios. Based on this analysis, we determined that there continues to be an elevated level of risk due to state and nationwide restrictions impacting each of these industries. As a result, we provided an additional qualitative adjustment of $10.9 million, all of which was allocated to commercial real estate loans. This amount is up from $8.8 million at March 31, 2020, of which $7.8 million was allocated to commercial real estate loans and $1.0 million was allocated to commercial and industrial loans.
Activity in the allowance for credit losses on loans is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance at beginning of period	$263,881	$136,350	$132,167	$132,132
Impact of adopting ASC 326	—	—	(2,565)	—
Credit loss expense	27,228	6,400	200,153	17,403
Charge-offs:
Commercial and industrial	(1,841)	(3,389)	(6,210)	(6,077)
Energy	(35,042)	(2,000)	(68,842)	(2,000)
Commercial real estate	(3,511)	(557)	(3,584)	(617)
Consumer real estate	(135)	(601)	(420)	(2,379)
Consumer and other	(4,178)	(5,103)	(9,183)	(10,800)
Total charge-offs	(44,707)	(11,650)	(88,239)	(21,873)
Recoveries:
Commercial and industrial	891	935	2,606	1,685
Energy	—	29	66	76
Commercial real estate	30	29	143	119
Consumer real estate	611	315	991	404
Consumer and other	2,127	2,521	4,739	4,983
Total recoveries	3,659	3,829	8,545	7,267
Net charge-offs	(41,048)	(7,821)	(79,694)	(14,606)
Balance at end of period	$250,061	$134,929	$250,061	$134,929

Ratio of allowance for credit losses on loans to:
Total loans	1.39%	0.93%	1.39%	0.93%
Total loans - excluding PPP loans	1.69	0.93	1.69	0.93
Non-accrual loans	314.70	188.66	314.70	188.66
Ratio of annualized net charge-offs to:
Average total loans	0.94	0.22	0.98	0.21
Average total loans - excluding PPP loans	1.10	0.22	1.07	0.21
Credit loss expense related to loans increased $182.8 million during the six months ended June 30, 2020 compared to the same period in 2019. Credit loss expense related to loans during the six months ended June 30, 2020 primarily reflects the increase in expected credit losses resulting from a deterioration in forecasted economic conditions and the current and uncertain future impacts associated with the COVID-19 pandemic and recent volatility in oil prices. Credit loss expense also reflects the level of net charge-offs, the deterioration of credit quality and other changes within the loan portfolio during the first quarter of 2020. The ratio of the allowance for credit losses on loans to total loans was 1.39% (1.69% excluding PPP loans) at June 30, 2020 compared to 0.90% at December 31, 2019. Management believes the recorded amount of the allowance for credit losses on loans is appropriate based upon management’s best estimate of current expected credit losses within the existing portfolio of loans. Should any of the factors considered by management in making this estimate change, our estimate of current expect credit losses could also change, which could affect the level of future credit loss expense related to loans.
Allowance for Credit Losses - Off-Balance-Sheet Credit Exposures. Upon the adoption of ASC 326 on January 1, 2020, the total amount of the allowance for credit losses on off-balance-sheet credit exposures estimated using the CECL methodology increased $39.4 million compared to the total amount of the allowance for credit losses on off-balance-sheet credit exposures estimated as of December 31, 2019 using the prior incurred loss model. The increase reflects the impact of assuming portions of all of these commitments will fund in the future and applying our credit loss modeling processes to such amounts as if such amounts were funded loans. Previously, we only recognized a liability for estimated incurred credit losses on off-balance-sheet credit exposures when the borrowers to which such commitments were extended exceeded certain risk grades and had not violated any underlying covenants that would relieve us of any obligation to fund additional amounts under the commitment. Subsequent to the adoption of ASC 326 on January 1, 2020, we recognized credit loss expense related to off-balance-sheet credit exposures totaling $7.1 million during the first six months of 2020 to increase the amount of the related allowance for credit losses on off-balance-sheet credit exposures to $46.9 million as of June 30, 2020. The increase primarily reflects changes in underlying risk grades and expected utilization of available funds, an increase in overall off-balance-sheet credit exposures and a deterioration in forecasted economic conditions and the current and uncertain future impacts associated with COVID-19. Further information regarding our policies and methodology used to estimate the allowance for credit losses on off-balance-sheet credit exposures is presented in Note 6 - Off-Balance-Sheet Arrangements, Commitments, Guarantees and Contingencies in the accompanying notes to consolidated financial statements.
Capital and Liquidity
Capital. Shareholders’ equity totaled $4.0 billion at June 30, 2020 and $3.9 billion December 31, 2019. In addition to net income of $147.8 million, other sources of capital during the six months ended June 30, 2020 included other comprehensive income, net of tax, of $220.9 million; $5.8 million related to stock-based compensation and $4.8 million in proceeds from stock option exercises. Additionally, we issued $2.8 million of common stock held in treasury to our 401(k) plan. During the second quarter of 2020, we began to issue shares of our common stock directly to our 401(k) plan in connection with matching contributions. Previously, we contributed the matching contributions in cash which were then utilized to purchase shares of our common stock on the open market. Uses of capital during the six months ended June 30, 2020 included a $150.0 million redemption of preferred stock, $91.8 million of dividends paid on preferred and common stock, $29.3 million related to the cumulative effect of adopting a new accounting principle and $14.0 million of treasury stock purchases. See Note 1 - Significant Accounting Policies.
The accumulated other comprehensive income/loss component of shareholders’ equity totaled a net, after-tax, unrealized gain of $488.3 million at June 30, 2020 compared to $267.4 million at December 31, 2019. The change was primarily due to a $219.3 million net, after-tax, increase in the net unrealized gain on securities available for sale.
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
We paid a quarterly dividend of $0.71 per common share during the first and second quarters of both 2020 and 2019. This equates to a common stock dividend payout ratio of 64.0% and 39.0% during the first six months of 2020 and 2019, respectively. Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our capital stock may be impacted by certain restrictions described in Note 7 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.
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
Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On July 24, 2019, our board of directors authorized a $100.0 million stock repurchase program, allowing us to repurchase shares of our common stock over a one-year period from time to time at various prices in the open market or through private transactions. We repurchased 177,834 shares at a total cost of $13.7 million during the first quarter of 2020 and 202,724 shares at a total cost of $17.2 million during the third quarter of 2019. No further repurchases were made under this plan prior to its expiration on July 24, 2020. See Note 7 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements and Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds, each included elsewhere in this report.

Liquidity. As more fully discussed in our 2019 Form 10-K, our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. Our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings as well as maturities of securities and loan amortization. As of June 30, 2020, we had approximately $5.0 billion held in an interest-bearing account at the Federal Reserve. We also have the ability to borrow funds as a member of the Federal Home Loan Bank (“FHLB”). As of June 30, 2020, based upon available, pledgeable collateral, our total borrowing capacity with the FHLB was approximately $2.7 billion. Furthermore, at June 30, 2020, we had approximately $8.8 billion in securities that were unencumbered by a pledge and could be used to support additional borrowings through repurchase agreements or the Federal Reserve discount window, as needed.
Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 7 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At June 30, 2020, Cullen/Frost had liquid assets, including cash and resell agreements, totaling $184.8 million.
Accounting Standards Updates
See Note 17 - Accounting Standards Updates in the accompanying notes to consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on our financial statements.

Consolidated Average Balance Sheets and Interest Income Analysis - Quarter To Date
(Dollars in thousands - taxable-equivalent basis)

	June 30, 2020			June 30, 2019
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$4,986,273	$1,257	0.10%	$1,171,139	$7,828	2.64%
Federal funds sold and resell agreements	91,987	63	0.27	245,554	1,541	2.48
Securities:
Taxable	4,042,418	23,360	2.40	5,082,573	30,324	2.40
Tax-exempt	8,458,214	81,818	4.07	8,239,595	81,536	4.06
Total securities	12,500,632	105,178	3.53	13,322,168	111,860	3.42
Loans, net of unearned discounts	17,549,539	172,407	3.95	14,375,154	191,228	5.34
Total Earning Assets and Average Rate Earned	35,128,431	278,905	3.24	29,114,015	312,457	4.33
Cash and due from banks	521,578			484,085
Allowance for credit losses on loans and securities	(266,201)			(138,349)
Premises and equipment, net	1,045,069			809,088
Accrued interest and other assets	1,409,470			1,222,246
Total Assets	$37,838,347			$31,491,085

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$13,072,768			$9,640,935
Correspondent banks	236,856			201,779
Public funds	475,147			304,897
Total non-interest-bearing demand deposits	13,784,771			10,147,611
Interest-bearing deposits:
Private accounts
Savings and interest checking	7,615,390	303	0.02	6,774,143	1,364	0.08
Money market deposit accounts	8,230,050	1,896	0.09	7,588,056	19,529	1.03
Time accounts	1,117,852	3,901	1.40	969,668	4,021	1.66
Public funds	564,663	127	0.09	513,272	1,930	1.51
Total interest-bearing deposits	17,527,955	6,227	0.14	15,845,139	26,844	0.68
Total deposits	31,312,726			25,992,750
Federal funds purchased and repurchase agreements	1,295,425	486	0.15	1,242,246	5,220	1.69
Junior subordinated deferrable interest debentures	136,323	988	2.90	136,265	1,478	4.34
Subordinated notes	98,929	1,164	4.71	98,772	1,164	4.71
Federal Home Loan Bank advances	439,560	318	0.29	—	—	—
Total Interest-Bearing Funds and Average Rate Paid	19,498,192	9,183	0.19	17,322,422	34,706	0.80
Accrued interest and other liabilities	656,738			388,680
Total Liabilities	33,939,701			27,858,713
Shareholders’ Equity	3,898,646			3,632,372
Total Liabilities and Shareholders’ Equity	$37,838,347			$31,491,085
Net interest income		$269,722			$277,751
Net interest spread			3.05%			3.53%
Net interest income to total average earning assets			3.13%			3.85%
For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 21% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis - Year To Date
(Dollars in thousands - taxable-equivalent basis)

	June 30, 2020			June 30, 2019
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$3,785,983	$9,382	0.49%	$1,448,520	$18,467	2.54%
Federal funds sold and resell agreements	176,061	865	0.97	247,738	3,129	2.51
Securities:
Taxable	4,268,913	49,390	2.38	4,813,190	55,003	2.30
Tax-exempt	8,463,098	163,395	4.07	8,234,541	164,011	4.05
Total securities	12,732,011	212,785	3.49	13,047,731	219,014	3.40
Loans, net of unearned discounts	16,272,357	345,784	4.27	14,290,642	377,878	5.33
Total Earning Assets and Average Rate Earned	32,966,412	568,816	3.52	29,034,631	618,488	4.30
Cash and due from banks	532,234			503,286
Allowance for credit losses on loans and securities	(198,759)			(136,011)
Premises and equipment, net	1,033,741			772,293
Accrued interest and other assets	1,359,453			1,216,706
Total Assets	$35,693,081			$31,390,905

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$11,595,976			$9,637,530
Correspondent banks	237,872			203,746
Public funds	427,149			328,551
Total non-interest-bearing demand deposits	12,260,997			10,169,827
Interest-bearing deposits:
Private accounts
Savings and interest checking	7,322,838	699	0.02	6,774,003	2,836	0.08
Money market deposit accounts	8,052,248	11,592	0.29	7,641,488	40,169	1.06
Time accounts	1,113,464	8,513	1.54	932,771	7,177	1.55
Public funds	602,436	1,476	0.49	533,730	3,836	1.45
Total interest-bearing deposits	17,090,986	22,280	0.26	15,881,992	54,018	0.69
Total deposits	29,351,983			26,051,819
Federal funds purchased and repurchase agreements	1,277,365	3,523	0.55	1,211,376	10,236	1.70
Junior subordinated deferrable interest debentures	136,316	2,193	3.22	136,258	2,976	4.37
Subordinated notes	98,909	2,328	4.71	98,752	2,328	4.71
Federal Home Loan Bank advances	219,780	318	0.29	—	—	—
Total Interest-Bearing Funds and Average Rate Paid	18,823,356	30,642	0.33	17,328,378	69,558	0.81
Accrued interest and other liabilities	655,133			355,551
Total Liabilities	31,739,486			27,853,756
Shareholders’ Equity	3,953,595			3,537,149
Total Liabilities and Shareholders’ Equity	$35,693,081			$31,390,905
Net interest income		$538,174			$548,930
Net interest spread			3.19%			3.49%
Net interest income to total average earning assets			3.33%			3.82%
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
For modeling purposes, as of June 30, 2020, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 1.4% and 4.0%, respectively, relative to the flat-rate case over the next 12 months, while a 25 basis point ratable decrease in interest rates would result in a negative variance in net interest income of 1.8% relative to the flat-rate case over the next 12 months. The June 30, 2020 model simulations for increased interest rates were impacted by the assumption, for modeling purposes, that we will begin to pay interest on commercial demand deposits (those not already receiving an earnings credit rate) in the third quarter of 2020, as further discussed below. For modeling purposes, as of June 30, 2019, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 0.4% and 1.7%, respectively, relative to the flat-rate case over the next 12 months, while 100 and 200 basis point ratable decreases in interest rates would result in negative variances in net interest income of 3.0% and 8.2%, respectively, relative to the flat-rate case over the next 12 months. The June 30, 2019 model simulations for increased interest rates were impacted by the assumption, for modeling purposes, that we would begin to pay interest on commercial demand deposits (those not already receiving an earnings credit rate) in the third quarter of 2019, as further discussed below. The likelihood of a decrease in interest rates beyond 25 basis points as of June 30, 2020 was considered remote given prevailing interest rate levels.
The model simulations as of June 30, 2020 indicate that our projected balance sheet is more asset sensitive in comparison to our balance sheet as of June 30, 2019. The shift to a more asset sensitive position was primarily due to an increase in the relative proportion of interest-bearing deposits and federal funds sold to projected average interest-earning assets. Interest-bearing deposits and federal funds sold are more immediately impacted by changes in interest rates in comparison to our other categories of earning assets. The shift to a more asset sensitive position was also partly due to a decrease in the assumed interest rate paid on projected commercial demand deposits (those not already receiving an earnings credit rate), as further discussed below.
We do not currently pay interest on a significant portion of our commercial demand deposits. Any interest rate that would ultimately be paid on these commercial demand deposits would likely depend upon a variety of factors, some of which are beyond our control. Our modeling simulation as of June 30, 2020 assumed a moderate pricing structure with regards to interest payments on commercial demand deposits (those not already receiving an earnings credit) with interest payments assumed to begin in the third quarter of 2020. This moderate pricing structure on commercial demand deposits assumes a deposit pricing beta of 25%. The pricing beta is a measure of how much deposit rates reprice, up or down, given a defined change in market rates. Our modeling simulation as of June 30, 2019 assumed a much more aggressive pricing structure with regards to interest payments for commercial demand deposits (those not already receiving and earnings credit) with interest payments assumed to begin in the third quarter of 2019. We modified our assumed pricing structure during 2020 compared to 2019 based upon our market observations during the most recent interest rate cycle.
As of June 30, 2020, the effects of a 200 basis point increase and a 25 basis point decrease in interest rates on our derivative holdings would not result in a significant variance in our net interest income.
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
The COVID-19 pandemic has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, our business, financial condition, liquidity and results of operations. The extent to which the COVID-19 pandemic will continue to negatively affect our business, financial condition, liquidity and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic (including the possibility of resurgence of COVID-19 after initial abatement), the effectiveness of our Business Continuity and Health Emergency Response plans, the direct and indirect impact of the pandemic on our employees, customers, clients, counterparties and service providers, as well as other market participants, and actions taken, or that may yet be taken, or inaction by governmental authorities and other third parties in response to the pandemic.
The COVID-19 pandemic has contributed to:
•Increased unemployment and business disruption and decreased consumer and business confidence and consumer and commercial activity generally, leading to an increased risk of delinquencies, defaults and foreclosures.
•Higher and more volatile credit loss expense and potential for increased charge-offs, particularly as customers may need to draw on their committed credit lines to help finance their businesses and activities.
•Ratings downgrades, credit deterioration and defaults in many industries, particularly energy and natural resources, restaurants, hospitality, entertainment, transportation and commercial real estate.
•A sudden and significant reduction in the valuation of the equity, fixed-income and commodity markets and the significant increase in the volatility of those markets.
•A decrease in the rates and yields on U.S. Treasury securities, which may lead to decreased net interest income.
•Increased demands on capital and liquidity, leading us to cease repurchases of our common stock in order to preserve capital and provide added liquidity.
•A reduction in the value of the assets that we manage or otherwise administer or service for others, affecting related fee income and demand for our services.
•Heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements and impacts on our service providers.
Any disruption to our ability to deliver financial products or services to, or interact with, our clients and customers could result in losses or increased operational costs, regulatory fines, penalties and other sanctions, or harm our reputation.
As noted in the section captioned “Recent Developments Related to COVID-19” in Part I. Financial Information, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this report, the Federal Reserve has taken various actions and the U.S. government has enacted several fiscal stimulus measures to counteract the economic disruption caused by the COVID-19 pandemic and provide economic assistance to individual households and businesses, stabilize the markets and support economic growth. The success of these measures is unknown and they may not be sufficient to fully mitigate the negative impact of the COVID-19 pandemic. We face an increased risk of litigation and governmental, regulatory and third-party scrutiny as a result of the effects of COVID-19 on market and economic conditions and actions governmental authorities take in response to those conditions. Furthermore, various governmental programs such as the PPP are complex and our participation may lead to additional litigation and governmental, regulatory and third-party scrutiny, negative publicity and damage to our reputation. For example, our participation in the PPP as a lender may adversely affect our revenue and results of operations depending on the timing and amount of forgiveness, if any, to which our borrowers will be entitled.
The length of the pandemic and the efficacy of the extraordinary measures being put in place to address it are unknown. Until the pandemic subsides, we expect continued draws on lines of credit, reduced fee income and revenues related to investment management, insurance and brokerage operations and increased customer and client defaults, including defaults of unsecured loans. Even after the pandemic subsides, the U.S. economy may continue to experience a recession, and we anticipate our businesses would be materially and adversely affected by a prolonged recession. To the extent the pandemic adversely affects our business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described in the section entitled “Risk Factors” in our 2019 Form 10-K and subsequent Quarterly Reports on Form 10-Q. See the section captioned “Recent Developments Related to COVID-19” in Part I. Financial Information, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this report for further discussion.
We Are Subject To Volatility Risk In Crude Oil Prices
As of June 30, 2020, we had $1.4 billion of energy loans which comprised approximately 7.9% of our loan portfolio at that date. Furthermore, energy production and related industries represent a large part of the economies in some of our primary markets. In recent years, actions by certain members of the Organization of Petroleum Exporting Countries (“OPEC”) impacting crude oil production levels have led to increased global oil supplies, which has resulted in significant declines in market oil prices. Decreased market oil prices compressed margins for many U.S. and Texas-based oil producers, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others. In March of 2020, disagreements between members of OPEC signaled that production levels would rise and led to a significant decline in market oil prices. While oil prices have recovered from recent lows, on-going oil price volatility and depressed market oil prices, are expected to continue due to the uncertainties and economic impacts of COVID-19. See the section captioned “Recent Developments Related to COVID-19” in Part I. Financial Information, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this report for further discussion. The price per barrel of crude oil was approximately $39 as of June 30, 2020 down from $61 as of December 31, 2019. We have experienced increased losses within our energy portfolio recently as a result of depressed oil prices and increased oil price volatility, relative to our historical experience. Continued and further depressed oil prices and increased oil price volatility could have further negative impacts on the U.S. economy, in particular, the economies of energy-dominant states such as Texas, and our borrowers and customers.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases we made or were made on our behalf or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended June 30, 2020. Dollar amounts in thousands.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plan at the End of the Period
April 1, 2020 to April 30, 2020	—	$—	—	$69,153
May 1, 2020 to May 31, 2020	—	—	—	69,153
June 1, 2020 to June 30, 2020	—	—	—	69,153
Total	—		—

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits
(a) Exhibits

Exhibit Number	Description
10.1(1)	Deferred Stock Unit Award Agreement with 11 directors
31.1	Rule 13a-14(a) Certification of the Corporation's Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Corporation's Chief Financial Officer
32.1(2)	Section 1350 Certification of the Corporation's Chief Executive Officer
32.2(2)	Section 1350 Certification of the Corporation's Chief Financial Officer
101.INS(3)	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	InlineXBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104(4)	Cover Page Interactive Data File

(1)Management contract or compensatory plan or arrangement
(2)This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
(3)The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
(4)Formatted as Inline XBRL and contained within the Inline XBRL Instance Document in Exhibit 101.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cullen/Frost Bankers, Inc.
(Registrant)

Date:	July 30, 2020	By:	/s/ Jerry Salinas
Jerry Salinas
Group Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer, Principal Financial
Officer and Principal Accounting Officer)