Form 10-Q
period 2020-09-30
CULLEN/FROST BANKERS, INC.
filed 2020-10-30
CIK 39263

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2020
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 22, 2020 there were 62,854,581 shares of the registrant’s Common Stock, $.01 par value, outstanding.

Cullen/Frost Bankers, Inc.
Quarterly Report on Form 10-Q
September 30, 2020

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Cullen/Frost Bankers, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	September 30, 2020	December 31, 2019
Assets:
Cash and due from banks	$499,396	$581,857
Interest-bearing deposits	6,655,784	2,849,950
Federal funds sold and resell agreements	20,500	356,374
Total cash and cash equivalents	7,175,680	3,788,181
Securities held to maturity, net of allowance for credit losses of $160 at September 30, 2020	1,951,384	2,030,005
Securities available for sale, at estimated fair value	10,604,480	11,269,591
Trading account securities	25,808	24,298
Loans, net of unearned discounts	18,223,877	14,750,332
Less: Allowance for credit losses on loans	(263,475)	(132,167)
Net loans	17,960,402	14,618,165
Premises and equipment, net	1,055,064	1,011,947
Goodwill	654,952	654,952
Other intangible assets, net	1,771	2,481
Cash surrender value of life insurance policies	189,148	187,156
Accrued interest receivable and other assets	482,551	440,652
Total assets	$40,101,240	$34,027,428

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$14,845,770	$10,873,629
Interest-bearing deposits	18,653,733	16,765,935
Total deposits	33,499,503	27,639,564
Federal funds purchased and repurchase agreements	1,608,667	1,695,342
Junior subordinated deferrable interest debentures, net of unamortized issuance costs	136,342	136,299
Subordinated notes, net of unamortized issuance costs	98,982	98,865
Accrued interest payable and other liabilities	672,720	545,690
Total liabilities	36,016,214	30,115,760

Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; 6,000,000 Series A shares ($25 liquidation preference) issued at December 31, 2019	—	144,486
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 64,236,306 shares issued at September 30, 2020 and December 31, 2019	642	642
Additional paid-in capital	991,477	983,250
Retained earnings	2,724,681	2,667,534
Accumulated other comprehensive income (loss), net of tax	505,145	267,370
Treasury stock, at cost; 1,454,736 shares at September 30, 2020 and 1,567,302 shares at December 31, 2019	(136,919)	(151,614)
Total shareholders’ equity	4,085,026	3,911,668
Total liabilities and shareholders’ equity	$40,101,240	$34,027,428
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income:
Loans, including fees	$169,002	$186,870	$512,444	$561,990
Securities:
Taxable	22,560	32,122	71,950	87,125
Tax-exempt	58,073	57,328	175,968	175,067
Interest-bearing deposits	1,512	8,759	10,894	27,226
Federal funds sold and resell agreements	19	1,194	884	4,323
Total interest income	251,166	286,273	772,140	855,731
Interest expense:
Deposits	5,397	25,637	27,677	79,655
Federal funds purchased and repurchase agreements	482	5,040	4,005	15,276
Junior subordinated deferrable interest debentures	700	1,425	2,893	4,401
Subordinated notes	1,164	1,164	3,492	3,492
Federal Home Loan Bank advances	—	—	318	—
Total interest expense	7,743	33,266	38,385	102,824
Net interest income	243,423	253,007	733,755	752,907
Credit loss expense	20,302	8,001	227,474	25,404
Net interest income after credit loss expense	223,121	245,006	506,281	727,503
Non-interest income:
Trust and investment management fees	31,469	31,649	97,002	93,794
Service charges on deposit accounts	19,812	22,941	60,043	65,529
Insurance commissions and fees	11,456	11,683	38,609	40,207
Interchange and debit card transaction fees	3,503	4,117	9,724	11,265
Other charges, commissions and fees	8,370	10,108	25,398	28,103
Net gain (loss) on securities transactions	—	96	108,989	265
Other	8,991	8,630	34,352	29,484
Total non-interest income	83,601	89,224	374,117	268,647
Non-interest expense:
Salaries and wages	93,323	93,812	282,485	277,078
Employee benefits	16,074	21,002	59,824	64,579
Net occupancy	25,466	24,202	76,116	64,602
Technology, furniture and equipment	26,482	22,415	77,768	66,236
Deposit insurance	2,372	2,491	7,796	7,752
Intangible amortization	212	274	710	904
Other	38,221	44,668	121,293	132,722
Total non-interest expense	202,150	208,864	625,992	613,873
Income before income taxes	104,572	125,366	254,406	382,277
Income taxes	9,516	13,530	11,525	42,359
Net income	95,056	111,836	242,881	339,918
Preferred stock dividends	—	2,016	2,016	6,047
Redemption of preferred stock	—	—	5,514	—
Net income available to common shareholders	$95,056	$109,820	$235,351	$333,871

Earnings per common share:
Basic	$1.50	$1.74	$3.72	$5.28
Diluted	1.50	1.73	3.71	5.24
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$95,056	$111,836	$242,881	$339,918
Other comprehensive income (loss), before tax:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	20,332	107,786	406,959	464,072
Change in net unrealized gain on securities transferred to held to maturity	(294)	(305)	(979)	(957)
Reclassification adjustment for net (gains) losses included in net income	—	(97)	(108,989)	(266)
Total securities available for sale and transferred securities	20,038	107,384	296,991	462,849
Defined-benefit post-retirement benefit plans:
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	1,330	1,406	3,989	4,218
Total defined-benefit post-retirement benefit plans	1,330	1,406	3,989	4,218
Other comprehensive income (loss), before tax	21,368	108,790	300,980	467,067
Deferred tax expense (benefit)	4,487	22,845	63,205	98,084
Other comprehensive income (loss), net of tax	16,881	85,945	237,775	368,983
Comprehensive income (loss)	$111,937	$197,781	$480,656	$708,901
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Three months ended:
September 30, 2020
Balance at beginning of period	$—	$642	$989,034	$2,678,686	$488,264	$(147,825)	$4,008,801
Net income	—	—	—	95,056	—	—	95,056
Other comprehensive income, net of tax	—	—	—	—	16,881	—	16,881
Stock option exercises/stock unit conversions (53,425 shares)	—	—	—	(2,502)	—	5,200	2,698
Stock-based compensation expense recognized in earnings	—	—	2,443	—	—	—	2,443
Purchase of treasury stock (400 shares)	—	—	—	—	—	(27)	(27)
Treasury stock issued to the 401(k) stock purchase plan ( 58,900 shares)	—	—	—	(1,602)	—	5,733	4,131
Cash dividends – common stock ($0.71 per share)	—	—	—	(44,957)	—	—	(44,957)
Balance at end of period	$—	$642	$991,477	$2,724,681	$505,145	$(136,919)	$4,085,026

September 30, 2019
Balance at beginning of period	$144,486	$642	$975,322	$2,556,235	$219,438	$(156,877)	$3,739,246
Net income	—	—	—	111,836	—	—	111,836
Other comprehensive loss, net of tax	—	—	—	—	85,945	—	85,945
Stock option exercises/stock unit conversions (101,284 shares)	—	—	—	(3,851)	—	9,516	5,665
Stock-based compensation expense recognized in earnings	—	—	2,675	—	—	—	2,675
Purchase of treasury stock (202,724 shares)	—	—	—	—	—	(17,190)	(17,190)
Cash dividends – preferred stock (approximately $0.34 per share)	—	—	—	(2,016)	—	—	(2,016)
Cash dividends – common stock ($0.71 per share)	—	—	—	(44,704)	—	—	(44,704)
Balance at end of period	$144,486	$642	$977,997	$2,617,500	$305,383	$(164,551)	$3,881,457
See accompanying Notes to Consolidated Financial Statements

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders’ Equity (continued)
(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Nine months ended:
September 30, 2020
Balance at beginning of period	$144,486	$642	$983,250	$2,667,534	$267,370	$(151,614)	$3,911,668
Cumulative effect of accounting change	—	—	—	(29,252)	—	—	(29,252)
Total shareholders' equity at beginning of period, as adjusted	144,486	642	983,250	2,638,282	267,370	(151,614)	3,882,416
Net income	—	—	—	242,881	—	—	242,881
Other comprehensive income, net of tax	—	—	—	—	237,775	—	237,775
Stock option exercises/stock unit conversions (196,948 shares)	—	—	—	(11,627)	—	19,171	7,544
Stock-based compensation expense recognized in earnings	—	—	8,227	—	—	—	8,227
Redemption of preferred stock (6,000,000 shares)	(144,486)	—	—	(5,514)	—	—	(150,000)
Purchase of treasury stock (182,225 shares)	—	—	—	—	—	(14,000)	(14,000)
Treasury stock issued to the 401(k) stock purchase plan (97,843 shares)	—	—	—	(2,563)	—	9,524	6,961
Cash dividends – preferred stock (approximately $0.34 per share)	—	—	—	(2,016)	—	—	(2,016)
Cash dividends – common stock ($2.13 per share)	—	—	—	(134,762)	—	—	(134,762)
Balance at end of period	$—	$642	$991,477	$2,724,681	$505,145	$(136,919)	$4,085,026

September 30, 2019
Balance at beginning of period	$144,486	$642	$967,304	$2,440,002	$(63,600)	$(119,917)	$3,368,917
Cumulative effect of accounting change	—	—	—	(14,672)	—	—	(14,672)
Total shareholders' equity at beginning of period, as adjusted	144,486	642	967,304	2,425,330	(63,600)	(119,917)	3,354,245
Net income	—	—	—	339,918	—	—	339,918
Other comprehensive loss, net of tax	—	—	—	—	368,983	—	368,983
Stock option exercises/stock unit conversions (255,184 shares)	—	—	—	(9,569)	—	23,075	13,506
Stock-based compensation expense recognized in earnings	—	—	10,693	—	—	—	10,693
Purchase of treasury stock (704,382 shares)	—	—	—	—	—	(67,709)	(67,709)
Cash dividends – preferred stock (approximately $1.01 per share)	—	—	—	(6,047)	—	—	(6,047)
Cash dividends – common stock ($2.09 per share)	—	—	—	(132,132)	—	—	(132,132)
Balance at end of period	$144,486	$642	$977,997	$2,617,500	$305,383	$(164,551)	$3,881,457
See accompanying Notes to Consolidated Financial Statements

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating Activities:
Net income	$242,881	$339,918
Adjustments to reconcile net income to net cash from operating activities:
Credit loss expense	227,474	25,404
Deferred tax expense (benefit)	(8,803)	(1,625)
Accretion of loan discounts	(11,905)	(11,364)
Securities premium amortization (discount accretion), net	93,080	84,963
Net (gain) loss on securities transactions	(108,989)	(265)
Depreciation and amortization	47,752	39,182
Net (gain) loss on sale/write-down of assets/foreclosed assets	(6)	(6,016)
Stock-based compensation	8,227	10,693
Net tax benefit from stock-based compensation	694	1,602
Earnings on life insurance policies	(2,895)	(2,744)
Net change in:
Trading account securities	(197)	(3,132)
Lease right-of-use assets	17,419	14,618
Accrued interest receivable and other assets	(52,842)	37,608
Accrued interest payable and other liabilities	23,208	56,354
Net cash from operating activities	475,098	585,196
Investing Activities:
Securities held to maturity:
Purchases	(1,500)	—
Maturities, calls and principal repayments	63,333	69,273
Securities available for sale:
Purchases	(8,324,364)	(9,815,936)
Sales	1,162,352	8,236,066
Maturities, calls and principal repayments	8,162,036	1,007,783
Proceeds from sale of loans	—	24,036
Net change in loans	(3,551,650)	(569,223)
Benefits received on life insurance policies	903	—
Proceeds from sales of premises and equipment	3,054	8,019
Purchases of premises and equipment	(81,866)	(168,326)
Proceeds from sales of repossessed properties	73	131
Net cash from investing activities	(2,567,629)	(1,208,177)
Financing Activities:
Net change in deposits	5,859,939	(65,622)
Net change in short-term borrowings	(86,675)	(166,893)
Proceeds from Federal Home Loan Bank advances	1,250,000	—
Principal payments on Federal Home Loan Bank advances	(1,250,000)	—
Redemption of preferred stock	(150,000)	—
Proceeds from stock option exercises	7,544	13,506
Purchase of treasury stock	(14,000)	(67,709)
Cash dividends paid on preferred stock	(2,016)	(6,047)
Cash dividends paid on common stock	(134,762)	(132,132)
Net cash from financing activities	5,480,030	(424,897)
Net change in cash and cash equivalents	3,387,499	(1,047,878)
Cash and cash equivalents at beginning of period	3,788,181	3,955,779
Cash and cash equivalents at end of period	$7,175,680	$2,907,901

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
Cash Flow Reporting. Additional cash flow information was as follows:

	Nine Months Ended September 30,
	2020	2019
Cash paid for interest	$41,634	$100,041
Cash paid for income taxes	44,140	42,352
Significant non-cash transactions:
Unsettled securities transactions	6,698	82,064
Loans foreclosed and transferred to other real estate owned and foreclosed assets	140	1,302
Loans to facilitate the sale of other real estate owned	—	847
Right-of-use lease assets obtained in exchange for lessee operating lease liabilities	18,284	315,542
Treasury stock issued to 401(k) stock purchase plan	6,961	—
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

Allowance For Credit Losses - Available-for-Sale Securities: For available-for-sale securities in an unrealized loss position, we first assess whether (i) we intend to sell, or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either case is affirmative, any previously recognized allowances are charged-off and the security's amortized cost is written down to fair value through income. If neither case is affirmative, the security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. Management has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Available-for-sale securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met.
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

Note 2 - Securities
Securities - Held to Maturity. A summary of the amortized cost, fair value and allowance for credit losses related to securities held to maturity as of September 30, 2020 and December 31, 2019 is presented below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses	Net Carrying Amount
September 30, 2020
Residential mortgage-backed securities	$529,290	$45,504	$—	$574,794	$—	$529,290
States and political subdivisions	1,420,754	61,808	—	1,482,562	(160)	1,420,594
Other	1,500	—	1	1,499	—	1,500
Total	$1,951,544	$107,312	$1	$2,058,855	$(160)	$1,951,384
December 31, 2019
Residential mortgage-backed securities	$530,861	$22	$9,365	$521,518	$—	$530,861
States and political subdivisions	1,497,644	28,909	896	1,525,657	—	1,497,644
Other	1,500	—	—	1,500	—	1,500
Total	$2,030,005	$28,931	$10,261	$2,048,675	$—	$2,030,005
All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. The carrying value of held-to-maturity securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $663.2 million and $561.4 million at September 30, 2020 and December 31, 2019, respectively. Accrued interest receivable on held-to-maturity securities totaled $11.9 million and $21.1 million at September 30, 2020 and December 31, 2019, respectively and is included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
From time to time, we have reclassified certain securities from available for sale to held to maturity. During the fourth quarter of 2019, we reclassified securities with an aggregate fair value of $377.8 million and an aggregate net unrealized gain of $3.3 million ($2.6 million, net of tax) on the date of the transfer. The net unamortized, unrealized gain remaining on transferred securities, including those transferred in 2019 and in years prior, included in accumulated other comprehensive income in the accompanying balance sheet totaled $3.8 million ($3.0 million, net of tax) at September 30, 2020 and $4.8 million ($3.8 million, net of tax) at December 31, 2019. This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities.
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
The following table summarizes Moody's and/or Standard & Poor's bond ratings for our portfolio of held-to-maturity securities issued by States and political subdivisions and other securities as of September 30, 2020:

	States and Political Subdivisions
	Not Guaranteed or Pre-Refunded	Guaranteed by the Texas PSF	Pre-Refunded	Total	Other Securities
Aaa/AAA	$115,385	$797,659	$332,240	$1,245,284	$—
Aa/AA	112,614	—	—	112,614	—
A	62,856	—	—	62,856	—
Not rated	—	—	—	—	1,500
Total	$290,855	$797,659	$332,240	$1,420,754	$1,500

Historical loss rates associated with securities having similar grades as those in our portfolio have generally not been significant. Furthermore, as of September 30, 2020, there were no past due principal or interest payments associated with these securities. The PSF is a sovereign wealth fund which serves to provide revenues for funding of public primary and secondary education in the State of Texas. Based upon (i) the PSF's AAA insurer financial strength rating, (ii) the PSF's substantial capitalization and excess guarantee capacity and (iii) a zero historical loss rate, no allowance for credit losses has been recorded for securities guaranteed by the PSF as there is no current expectation of credit losses related to these securities. Pre-refunded securities have been defeased by the issuer and are fully secured by cash and/or U.S. Treasury securities held in escrow for payment to holders when the underlying call dates of the securities are reached. Accordingly, no allowance for credit losses has been recorded for securities that have been defeased as there is no current expectation of credit losses related to these securities.
The following table details activity in the allowance for credit losses on held-to-maturity securities during the three and nine months ended September 30, 2020.

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Beginning balance	$172	$—
Impact of adopting ASC 326	—	215
Credit loss expense (benefit)	(12)	(55)
Ending balance	$160	$160
Securities - Available for Sale. A summary of the amortized cost, fair value and allowance for credit losses related to securities available for sale as of September 30, 2020 and December 31, 2019 is presented below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
September 30, 2020
U.S. Treasury	$1,084,210	$40,755	$—	$—	$1,124,965
Residential mortgage-backed securities	2,092,184	72,021	43	—	2,164,162
States and political subdivisions	6,695,946	577,059	—	—	7,273,005
Other	42,348	—	—	—	42,348
Total	$9,914,688	$689,835	$43	$—	$10,604,480

December 31, 2019
U.S. Treasury	$1,941,283	$18,934	$12,084	$—	$1,948,133
Residential mortgage-backed securities	2,176,275	32,608	1,289	—	2,207,594
States and political subdivisions	6,717,344	353,857	204	—	7,070,997
Other	42,867	—	—	—	42,867
Total	$10,877,769	$405,399	$13,577	$—	$11,269,591
All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. At September 30, 2020, all of the securities in our available for sale municipal bond portfolio were issued by the State of Texas or political subdivisions or agencies within the State of Texas, of which approximately 75.8% are either guaranteed by the PSF or have been pre-refunded. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the table above. The carrying value of available-for-sale securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $3.8 billion and $3.4 billion at September 30, 2020 and December 31, 2019, respectively. Accrued interest receivable on available-for-sale securities totaled $66.6 million and $115.9 million at September 30, 2020 and December 31, 2019, respectively, and is included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
The table below summarizes, as of September 30, 2020, securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by type of security and length of time in a continuous unrealized loss position.

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Residential mortgage-backed securities	$7,527	$42	$124	$1	$7,651	$43
Total	$7,527	$42	$124	$1	$7,651	$43

As of September 30, 2020, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors (such as a PSF guarantee) related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.
Contractual Maturities. The following table summarizes the maturity distribution schedule of securities held to maturity and securities available for sale as of September 30, 2020. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as available for sale include stock in the Federal Reserve Bank and the Federal Home Loan Bank, which have no maturity date. These securities have been included in the total column only.

	Within 1 Year	1 - 5 Years	5 - 10 Years	After 10 Years	Total
Held To Maturity
Amortized Cost
Residential mortgage-backed securities	$—	$231	$516,368	$12,691	$529,290
States and political subdivisions	55,180	355,409	399,377	610,788	1,420,754
Other	—	1,500	—	—	1,500
Total	$55,180	$357,140	$915,745	$623,479	$1,951,544
Estimated Fair Value
Residential mortgage-backed securities	$—	$233	$560,456	$14,105	$574,794
States and political subdivisions	56,043	369,536	411,517	645,466	1,482,562
Other	—	1,499	—	—	1,499
Total	$56,043	$371,268	$971,973	$659,571	$2,058,855
Available For Sale
Amortized Cost
U. S. Treasury	$299,355	$784,855	$—	$—	$1,084,210
Residential mortgage-backed securities	175	45,832	22,949	2,023,228	2,092,184
States and political subdivisions	201,529	1,029,750	696,654	4,768,013	6,695,946
Other	—	—	—	—	42,348
Total	$501,059	$1,860,437	$719,603	$6,791,241	$9,914,688
Estimated Fair Value
U. S. Treasury	$305,121	$819,844	$—	$—	$1,124,965
Residential mortgage-backed securities	182	47,995	23,439	2,092,546	2,164,162
States and political subdivisions	204,107	1,127,267	757,126	5,184,505	7,273,005
Other	—	—	—	—	42,348
Total	$509,410	$1,995,106	$780,565	$7,277,051	$10,604,480
Sales of Securities. Sales of securities available for sale were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Proceeds from sales	$—	$4,944,537	$1,162,352	$8,236,066
Gross realized gains	—	96	108,989	899
Gross realized losses	—	—	—	(634)
Tax (expense) benefit of securities gains/losses	—	(21)	(22,888)	(56)

Premiums and Discounts. Premium amortization and discount accretion included in interest income on securities was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Premium amortization	$(31,540)	$(29,511)	$(94,873)	$(88,798)
Discount accretion	637	1,274	1,793	3,835
Net (premium amortization) discount accretion	$(30,903)	$(28,237)	$(93,080)	$(84,963)
Trading Account Securities. Trading account securities, at estimated fair value, were as follows:

	September 30, 2020	December 31, 2019
U.S. Treasury	$24,495	$24,298
States and political subdivisions	1,313	—
Total	$25,808	$24,298
Net gains and losses on trading account securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net gain on sales transactions	$159	$731	$933	$1,789
Net mark-to-market gains (losses)	1	(201)	94	(170)
Net gain (loss) on trading account securities	$160	$530	$1,027	$1,619
Note 3 - Loans
Loans were as follows:

	September 30, 2020	Percentage of Total	December 31, 2019	Percentage of Total
Commercial and industrial	$4,820,018	26.4%	$5,187,466	35.2%
Energy:
Production	1,108,753	6.1	1,348,900	9.2
Service	163,197	0.9	192,996	1.3
Other	91,418	0.4	110,986	0.8
Total energy	1,363,368	7.4	1,652,882	11.2
Paycheck Protection Program	3,226,980	17.7	—	—
Commercial real estate:
Commercial mortgages	5,412,731	29.7	4,594,113	31.1
Construction	1,274,080	7.0	1,312,659	8.9
Land	320,407	1.8	289,467	2.0
Total commercial real estate	7,007,218	38.5	6,196,239	42.0
Consumer real estate:
Home equity loans	340,226	1.9	375,596	2.6
Home equity lines of credit	434,171	2.4	354,671	2.4
Other	533,356	2.9	464,146	3.1
Total consumer real estate	1,307,753	7.2	1,194,413	8.1
Total real estate	8,314,971	45.7	7,390,652	50.1
Consumer and other	498,540	2.8	519,332	3.5
Total loans	$18,223,877	100.0%	$14,750,332	100.0%
Concentrations of Credit. Most of our lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio, as well as other markets. The majority of our loan portfolio consists of commercial and industrial and commercial real estate loans. As of September 30, 2020, there were no concentrations of loans related to any single industry in excess of 10% of total loans. The largest industry concentration was related to the energy industry, which totaled 7.4% of total loans, or 9.1% excluding PPP loans. Unfunded commitments to extend credit and standby letters of credit issued to customers in the energy industry totaled $910.3 million and $62.6 million, respectively, as of September 30, 2020.

Foreign Loans. We have U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at September 30, 2020 or December 31, 2019.
Related Party Loans. In the ordinary course of business, we have granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”). Such loans totaled $316.0 million at September 30, 2020 and $298.5 million at December 31, 2019.
Accrued Interest Receivable. Accrued interest receivable on loans totaled $43.9 million and $45.5 million at September 30, 2020 and December 31, 2019, respectively and is included in accrued interest receivable and other assets in the accompany consolidated balance sheets.
COVID-19 Loan Deferments. Certain borrowers are currently unable to meet their contractual payment obligations because of the adverse effects of COVID-19. To help mitigate these effects, loan customers may apply for a deferral of payments, or portions thereof, for up to 90 days. After 90 days, customers may apply for an additional deferral, and a small proportion of our customers have requested such an additional deferral. In the absence of other intervening factors, such short-term modifications made on a good faith basis are not categorized as troubled debt restructurings, nor are loans granted payment deferrals related to COVID-19 reported as past due or placed on non-accrual status (provided the loans were not past due or on non-accrual status prior to the deferral). At September 30, 2020, there were approximately 300 loans in COVID-19 related deferment with an aggregate outstanding balance of approximately $157.2 million.
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
Non-accrual loans, segregated by class of loans, were as follows:

	September 30, 2020		December 31, 2019
	Total Non-Accrual	Non-Accrual with No Credit Loss Allowance	Total Non-Accrual	Non-Accrual with No Credit Loss Allowance
Commercial and industrial	$21,566	$6,583	$26,038	$13,266
Energy	54,041	33,324	65,761	3,281
Paycheck Protection Program	—	—	—	—
Commercial real estate:
Buildings, land and other	13,525	6,754	8,912	6,558
Construction	680	680	665	665
Consumer real estate	1,748	1,748	922	922
Consumer and other	18	—	5	—
Total	$91,578	$49,089	$102,303	$24,692

The following table presents non-accrual loans as of September 30, 2020 by class and year of origination.

	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial	$9,317	$3,743	$1,886	$1,263	$110	$51	$1,879	$3,317	$21,566
Energy	24,149	7,021	2,204	—	—	—	15,054	5,613	54,041
Paycheck Protection Program	—	—	—	—	—	—	—	—	—
Commercial real estate:
Buildings, land and other	1,426	6,014	169	1,372	840	3,590	114	—	13,525
Construction	680	—	—	—	—	—	—	—	680
Consumer real estate	—	—	421	211	350	382	261	123	1,748
Consumer and other	—	—	—	—	—	—	18	—	18
Total	$35,572	$16,778	$4,680	$2,846	$1,300	$4,023	$17,326	$9,053	$91,578
In the table above, loans reported as 2020 originations were, for the most part, first originated in various years prior to 2020 but were renewed in the current year. Had non-accrual loans performed in accordance with their original contract terms, we would have recognized additional interest income, net of tax, of approximately $670 thousand and $2.3 million for the three and nine months ended September 30, 2020, and approximately $937 thousand and $3.0 million for the three and nine months ended September 30, 2019.
An age analysis of past due loans (including both accruing and non-accruing loans), segregated by class of loans, as of September 30, 2020 was as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and industrial	$36,067	$25,115	$61,182	$4,758,836	$4,820,018	$19,392
Energy	31,071	9,588	40,659	1,322,709	1,363,368	559
Paycheck Protection Program	—	—	—	3,226,980	3,226,980	—
Commercial real estate:
Buildings, land and other	25,113	19,571	44,684	5,688,454	5,733,138	11,676
Construction	—	—	—	1,274,080	1,274,080	—
Consumer real estate	11,054	4,761	15,815	1,291,938	1,307,753	3,406
Consumer and other	6,629	673	7,302	491,238	498,540	673
Total	$109,934	$59,708	$169,642	$18,054,235	$18,223,877	$35,706
Troubled Debt Restructurings. Troubled debt restructurings during the nine months ended September 30, 2020 and September 30, 2019 are set forth in the following table.

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Balance at Restructure	Balance at Period-End	Balance at Restructure	Balance at Period-End
Commercial and industrial	$3,660	$1,415	$3,845	$2,188
Commercial real estate:
Buildings, land and other	6,606	6,585	9,456	9,494
Construction	1,192	1,181	—	—
Consumer real estate	—	—	124	123
Consumer and other	1,104	104	—	—
	$12,562	$9,285	$13,425	$11,805
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

Additional information related to restructured loans as of or for the three months ended September 30, 2020 and September 30, 2019 is set forth in the following table.

	September 30, 2020	September 30, 2019
Restructured loans past due in excess of 90 days at period-end:
Number of loans	2	4
Dollar amount of loans	$3,682	$3,244
Restructured loans on non-accrual status at period end	5,353	5,645
Charge-offs of restructured loans:
Recognized in connection with restructuring	—	1,500
Recognized on previously restructured loans	2,188	—
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
The following tables present weighted-average risk grades for all commercial loans, by class and year of origination/renewal as of September 30, 2020. Paycheck Protection Program (“PPP”) loans are excluded as such loans are fully guaranteed by the Small Business Administration (“SBA”).

	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total	W/A Risk Grade
Commercial and industrial
Risk grades 1-8	$1,101,917	$625,692	$340,799	$251,180	$120,777	$129,757	$1,788,761	$43,468	$4,402,351	6.12
Risk grade 9	69,846	27,843	36,271	21,352	9,910	1,087	77,802	4,462	248,573	9.00
Risk grade 10	4,394	7,722	13,867	6,875	812	824	60,028	4,347	98,869	10.00
Risk grade 11	3,675	4,507	6,720	4,422	1,896	167	17,909	9,363	48,659	11.00
Risk grade 12	6,917	2,791	1,544	708	110	51	1,350	3,022	16,493	12.00
Risk grade 13	2,400	952	342	555	—	—	529	295	5,073	13.00
	$1,189,149	$669,507	$399,543	$285,092	$133,505	$131,886	$1,946,379	$64,957	$4,820,018	6.42
W/A risk grade	6.12	6.81	7.20	6.32	6.37	5.87	6.32	7.92	6.42
Energy
Risk grades 1-8	$454,901	$25,589	$10,956	$6,732	$1,481	$4,709	$407,478	$24,936	$936,782	6.18
Risk grade 9	108,859	5,542	3,190	—	—	—	90,292	14,974	222,857	9.00
Risk grade 10	486	4,113	1,461	—	907	—	7,837	2,105	16,909	10.00
Risk grade 11	78,832	15,724	3,280	1,210	—	1,066	32,398	269	132,779	11.00
Risk grade 12	24,149	4,829	714	—	—	—	10,629	5,613	45,934	12.00
Risk grade 13	—	2,192	1,490	—	—	—	4,425	—	8,107	13.00
	$667,227	$57,989	$21,091	$7,942	$2,388	$5,775	$553,059	$47,897	$1,363,368	7.39
W/A risk grade	7.43	9.19	8.78	7.83	7.93	8.06	6.98	8.76	7.39

	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total	W/A Risk Grade
Commercial real estate:
Buildings, land, other
Risk grades 1-8	$1,167,872	$1,010,418	$829,640	$660,047	$430,971	$752,461	$62,672	$53,480	$4,967,561	6.98
Risk grade 9	26,056	93,113	67,546	66,365	45,477	92,060	4,413	1,042	396,072	9.00
Risk grade 10	1,362	26,080	29,357	39,853	65,702	42,528	4,147	2,876	211,905	10.00
Risk grade 11	7,416	7,108	13,425	42,660	10,487	59,730	3,038	211	144,075	11.00
Risk grade 12	1,226	5,214	169	1,372	840	3,340	51	—	12,212	12.00
Risk grade 13	200	800	—	—	—	250	63	—	1,313	13.00
	$1,204,132	$1,142,733	$940,137	$810,297	$553,477	$950,369	$74,384	$57,609	$5,733,138	7.34
W/A risk grade	7.09	7.34	7.46	7.48	7.73	7.26	7.41	6.84	7.34
Construction
Risk grades 1-8	$272,025	$480,166	$224,389	$753	$1,164	$1,786	$160,654	$—	$1,140,937	7.01
Risk grade 9	31,402	8,370	—	39,688	—	—	14,608	—	94,068	9.00
Risk grade 10	6,133	—	27,479	—	—	—	3,838	—	37,450	10.00
Risk grade 11	—	—	—	—	—	945	—	—	945	11.00
Risk grade 12	680	—	—	—	—	—	—	—	680	12.00
Risk grade 13	—	—	—	—	—	—	—	—	—	13.00
	$310,240	$488,536	$251,868	$40,441	$1,164	$2,731	$179,100	$—	$1,274,080	7.25
W/A risk grade	6.87	7.18	7.74	8.98	7.29	8.02	7.00	—	7.25
Total commercial real estate	$1,514,372	$1,631,269	$1,192,005	$850,738	$554,641	$953,100	$253,484	$57,609	$7,007,218	7.33
W/A risk grade	7.04	7.29	7.52	7.55	7.73	7.26	7.12	6.84	7.33
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

Information about the payment status of consumer loans, segregated by portfolio segment and year of origination, as of September 30, 2020 was as follows:

	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Consumer real estate:
Past due 30-89 days	$787	$850	$1,434	$858	$540	$4,558	$1,535	$492	$11,054
Past due 90 or more days	—	139	894	542	351	2,028	600	207	4,761
Total past due	787	989	2,328	1,400	891	6,586	2,135	699	15,815
Current loans	253,392	188,770	106,947	93,143	75,216	142,983	414,331	17,156	1,291,938
Total	$254,179	$189,759	$109,275	$94,543	$76,107	$149,569	$416,466	$17,855	$1,307,753
Consumer and other:
Past due 30-89 days	$1,328	$326	$288	$75	$2	$1	$4,313	$296	$6,629
Past due 90 or more days	69	189	3	—	—	1	372	39	673
Total past due	1,397	515	291	75	2	2	4,685	335	7,302
Current loans	38,114	32,214	7,985	3,131	2,070	950	376,762	30,012	491,238
Total	$39,511	$32,729	$8,276	$3,206	$2,072	$952	$381,447	$30,347	$498,540
Revolving loans that converted to term during the three and nine months ended September 30, 2020 were as follows:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Commercial and industrial	$10,224	$25,340
Energy	7,144	38,642
Commercial real estate:
Buildings, land and other	637	8,094
Construction	—	—
Consumer real estate	421	2,132
Consumer and other	5,494	15,338
Total	$23,920	$89,546
In assessing the general economic conditions in the State of Texas, management monitors and tracks the Texas Leading Index (“TLI”), which is produced by the Federal Reserve Bank of Dallas. The TLI, the components of which are more fully described in our 2019 Form 10-K, totaled 113.1 at September 30, 2020 and 127.9 at December 31, 2019. A lower TLI value implies less favorable economic conditions.
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
The following table presents details of the allowance for credit losses on loans segregated by loan portfolio segment as of September 30, 2020, calculated in accordance with the CECL methodology described above. No allowance for credit losses has been recognized for PPP loans as such loans are fully guaranteed by the SBA.

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Modeled expected credit losses	$68,896	$21,644	$125,965	$10,226	$7,420	$234,151
Q-Factor and other qualitative adjustments	(1,647)	24,630	(8,685)	51	31	14,380
Specific allocations	5,256	8,357	1,313	—	18	14,944
Total	$72,505	$54,631	$118,593	$10,277	$7,469	$263,475
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

The following table details activity in the allowance for credit losses on loans by portfolio segment for the three and nine months ended September 30, 2020 and 2019. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. No allowance for credit losses has been recognized for PPP loans as such loans are fully guaranteed by the SBA.

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Three months ended:
September 30, 2020
Beginning balance	$98,536	$40,817	$93,425	$8,998	$8,285	$250,061
Credit loss expense	(18,547)	13,814	25,368	1,794	1,161	23,590
Charge-offs	(8,605)	—	(242)	(1,088)	(4,219)	(14,154)
Recoveries	1,121	—	42	573	2,242	3,978
Net charge-offs	(7,484)	—	(200)	(515)	(1,977)	(10,176)
Ending balance	$72,505	$54,631	$118,593	$10,277	$7,469	$263,475
September 30, 2019
Beginning balance	$57,714	$25,818	$35,914	$5,637	$9,846	$134,929
Credit loss expense	(3,527)	8,788	(607)	(650)	3,997	8,001
Charge-offs	(2,705)	(2,000)	—	(557)	(6,357)	(11,619)
Recoveries	1,185	740	46	454	2,823	5,248
Net charge-offs	(1,520)	(1,260)	46	(103)	(3,534)	(6,371)
Ending balance	$52,667	$33,346	$35,353	$4,884	$10,309	$136,559
Nine months ended:
September 30, 2020
Beginning balance	$51,593	$37,382	$31,037	$4,113	$8,042	$132,167
Impact of adopting ASC 326	21,263	(10,453)	(13,519)	2,392	(2,248)	(2,565)
Credit loss expense	10,737	96,478	104,716	3,716	8,096	223,743
Charge-offs	(14,815)	(68,842)	(3,826)	(1,508)	(13,402)	(102,393)
Recoveries	3,727	66	185	1,564	6,981	12,523
Net charge-offs	(11,088)	(68,776)	(3,641)	56	(6,421)	(89,870)
Ending balance	$72,505	$54,631	$118,593	$10,277	$7,469	$263,475
September 30, 2019
Beginning balance	$48,580	$29,052	$38,777	$6,103	$9,620	$132,132
Credit loss expense	9,999	7,478	(2,972)	859	10,040	25,404
Charge-offs	(8,782)	(4,000)	(617)	(2,936)	(17,157)	(33,492)
Recoveries	2,870	816	165	858	7,806	12,515
Net charge-offs	(5,912)	(3,184)	(452)	(2,078)	(9,351)	(20,977)
Ending balance	$52,667	$33,346	$35,353	$4,884	$10,309	$136,559
The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan portfolio segment as of September 30, 2020 and December 31, 2019.

	September 30, 2020		December 31, 2019
	Loan Balance	Specific Allocations	Loan Balance	Specific Allocations
Commercial and industrial	$22,930	$5,256	$24,360	$7,849
Energy	56,420	8,357	65,244	20,246
Paycheck Protection Program	—	—	—	—
Commercial real estate:
Buildings, land and other	25,611	1,313	8,609	383
Construction	680	—	665	—
Consumer real estate	1,335	—	570	—
Consumer and other	18	18	5	5
Total	$106,994	$14,944	$99,453	$28,483

Note 4 - Goodwill and Other Intangible Assets
Goodwill and other intangible assets are presented in the table below. As of September 30, 2020, we evaluated recent potential triggering events that might be indicators that our goodwill was impaired. The events include the economic disruption and uncertainty surrounding the COVID-19 pandemic and the circumstances surrounding recent volatility in the market price of crude oil. Based on our evaluation, we concluded that our goodwill was not more than likely impaired as of that date.

	September 30, 2020	December 31, 2019
Goodwill	$654,952	$654,952
Other intangible assets:
Core deposits	$1,465	$2,043
Customer relationships	306	438
	$1,771	$2,481
The estimated aggregate future amortization expense for intangible assets remaining as of September 30, 2020 is as follows:

Remainder of 2020	$208
2021	697
2022	481
2023	282
2024	87
Thereafter	16
$1,771
Note 5 - Deposits
Deposits were as follows:

	September 30, 2020	Percentage of Total	December 31, 2019	Percentage of Total
Non-interest-bearing demand deposits:
Commercial and individual	$13,852,404	41.4%	$10,212,265	36.9%
Correspondent banks	208,836	0.6	246,181	0.9
Public funds	784,530	2.3	415,183	1.5
Total non-interest-bearing demand deposits	14,845,770	44.3	10,873,629	39.3
Interest-bearing deposits:
Private accounts:
Savings and interest checking	8,176,608	24.4	7,147,327	25.9
Money market accounts	8,684,470	25.9	7,888,433	28.5
Time accounts of $100,000 or more	791,004	2.4	736,481	2.7
Time accounts under $100,000	339,174	1.0	347,418	1.2
Total private accounts	17,991,256	53.7	16,119,659	58.3
Public funds:
Savings and interest checking	583,214	1.8	548,399	2.0
Money market accounts	76,088	0.2	73,180	0.3
Time accounts of $100,000 or more	3,092	—	24,672	0.1
Time accounts under $100,000	83	—	25	—
Total public funds	662,477	2.0	646,276	2.4
Total interest-bearing deposits	18,653,733	55.7	16,765,935	60.7
Total deposits	$33,499,503	100.0%	$27,639,564	100.0%
The following table presents additional information about our deposits:

	September 30, 2020	December 31, 2019
Deposits from the Certificate of Deposit Account Registry Service (CDARS) deposits	$369	$361
Deposits from foreign sources (primarily Mexico)	845,950	805,828
Deposits not covered by deposit insurance	17,265,358	13,115,796

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
Financial instruments with off-balance-sheet risk were as follows:

	September 30, 2020	December 31, 2019
Commitments to extend credit	$9,586,212	$9,306,043
Standby letters of credit	260,683	260,587
Deferred standby letter of credit fees	1,716	1,276
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
The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning balance	$46,939	$500	$500	$500
Impact of adopting ASC 326	—	—	39,377	—
Credit loss expense (benefit)	(3,276)	—	3,786	—
Ending balance	$43,663	$500	$43,663	$500
Lease Commitments. We lease certain office facilities and office equipment under operating leases. The components of total lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Amortization of lease right-of-use assets	$8,521	$7,415	$24,545	$19,698
Short-term lease expense	172	1,199	1,343	3,316
Non-lease components (including taxes, insurance, common maintenance, etc.)	2,586	3,114	8,410	7,022
Total	$11,279	$11,728	$34,298	$30,036
Right-of-use lease assets totaled $298.6 million at September 30, 2020 and $297.7 million at December 31, 2019 and are reported as a component of premises and equipment on our accompanying consolidated balance sheets. The related lease liabilities totaled $328.9 million at September 30, 2020 and $323.7 million at December 31, 2019 and are reported as a component of accrued interest payable and other liabilities in the accompanying consolidated balance sheets. Lease payments under operating leases that were applied to our operating lease liability totaled $8.0 million and $23.8 million during the three and nine months ended September 30, 2020 and $7.6 million and $19.7 million during the three and nine months ended September 30, 2019. There has been no significant change in our expected future minimum lease payments since December 31, 2019. See the 2019 Form 10-K for information regarding these commitments.

Litigation. We are subject to various claims and legal actions that have arisen in the course of conducting business. Management does not expect the ultimate disposition of these matters to have a material adverse impact on our financial statements.
In May of 2020, a purported class action lawsuit was filed against Frost Bank in a Texas Federal court alleging that Frost Bank had refused to pay agent fees to purported agents of borrowers under the PPP in violation of SBA regulations. The Plaintiff's motion to dismiss the Federal lawsuit was effected and as a result the Federal lawsuit is resolved. In July of 2020, another purported class action lawsuit was filed against Frost Bank in a California Federal court alleging that Frost Bank had refused to pay agent fees to purported agents of borrowers under the PPP in violation of SBA regulations. Frost Bank believes the claims to be without merit. In October of 2020, a lawsuit was filed against Frost Bank in Texas State court alleging, among other claims, that Frost Bank refused to provide a PPP loan to the purported applicant. Frost Bank believes the claims to be without merit.
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
Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. Cullen/Frost and Frost Bank did not have any additional Tier 1 capital beyond Common Equity Tier 1 at September 30, 2020. For Cullen/Frost, additional Tier 1 capital included $144.5 million of preferred stock at December 31, 2019, the details of which are further discussed below. Frost Bank did not have any additional Tier 1 capital beyond Common Equity Tier 1 at December 31, 2019.
Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both Cullen/Frost and Frost Bank includes a permissible portion of the allowances for credit losses on securities, loans and off-balance-sheet credit exposures. Tier 2 capital for Cullen/Frost also includes $100.0 million of qualified subordinated debt and $133.0 million of trust preferred securities at both September 30, 2020 and December 31, 2019.
As discussed in Note 1 - Significant Accounting Policies, in connection with the adoption of ASC 326, we recognized an after-tax cumulative effect reduction to retained earnings totaling $29.3 million. In February 2019, the federal bank regulatory agencies issued a final rule (the “2019 CECL Rule”) that revised certain capital regulations to account for changes to credit loss accounting under U.S. GAAP. The 2019 CECL Rule included a transition option that allows banking organizations to phase in, over a three-year period, the day-one adverse effects of CECL on their regulatory capital ratios (three-year transition option). In March 2020, the federal bank regulatory agencies issued an interim final rule that maintains the three-year transition option of the 2019 CECL Rule and also provides banking organizations that were required under U.S. GAAP (as of January 2020) to implement CECL before the end of 2020 the option to delay for two years an estimate of the effect of CECL on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). We elected to adopt the five-year transition option. Accordingly, a CECL transitional amount totaling $63.7 million has been added back to CET1 as of September 30, 2020. The CECL transitional amount includes $29.3 million related to cumulative effect of adopting CECL and $34.4 million related to the estimated incremental effect of CECL since adoption.
In April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA. Federal bank regulatory agencies have issued an interim final rule that permits banks to neutralize the regulatory capital effects of participating in the Paycheck Protection Program Lending Facility (the “PPP Facility”) and clarify that PPP loans have a zero percent risk weight under applicable risk-based capital rules. Specifically, a bank may exclude all PPP loans pledged as collateral to the PPP Facility from its average total consolidated assets for the purposes of calculating its leverage ratio, while PPP loans that are not pledged as collateral to the PPP Facility will be included. Our PPP loans are included in the calculation of our leverage ratio as of September 30, 2020 as we did not utilize the PPP Facility for funding purposes.

The following table presents actual and required capital ratios as of September 30, 2020 and December 31, 2019 for Cullen/Frost and Frost Bank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. See the 2019 Form 10-K for a more detailed discussion of the Basel III Capital Rules. After a review of risk-weight classifications during the first quarter of 2019, risk-weightings for certain loans were reclassified. Amounts reported as of December 31, 2019 have been revised to reflect these reclassifications.

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
September 30, 2020
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$3,003,029	12.71%	$1,654,073	7.00%	$1,535,925	6.50%
Frost Bank	3,010,290	12.76	1,651,191	7.00	1,533,249	6.50
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	3,003,029	12.71	2,008,517	8.50	1,890,369	8.00
Frost Bank	3,010,290	12.76	2,005,018	8.50	1,887,076	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	3,471,898	14.69	2,481,109	10.50	2,362,961	10.00
Frost Bank	3,246,159	13.76	2,476,787	10.50	2,358,845	10.00
Leverage Ratio
Cullen/Frost	3,003,029	7.85	1,530,584	4.00	1,913,230	5.00
Frost Bank	3,010,290	7.87	1,530,076	4.00	1,912,596	5.00

December 31, 2019
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$2,857,250	12.36%	$1,617,886	7.00%	$1,502,323	6.50%
Frost Bank	2,958,326	12.82	1,615,206	7.00	1,499,834	6.50
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	3,001,736	12.99	1,964,576	8.50	1,849,013	8.00
Frost Bank	2,958,326	12.82	1,961,322	8.50	1,845,950	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	3,367,403	14.57	2,426,829	10.50	2,311,266	10.00
Frost Bank	3,090,993	13.40	2,422,809	10.50	2,307,438	10.00
Leverage Ratio
Cullen/Frost	3,001,736	9.28	1,293,188	4.00	1,616,485	5.00
Frost Bank	2,958,326	9.15	1,292,743	4.00	1,615,929	5.00
As of September 30, 2020, capital levels at Cullen/Frost and Frost Bank exceed all capital adequacy requirements under the Basel III Capital Rules. Based on the ratios presented above, capital levels as of September 30, 2020 at Cullen/Frost and Frost Bank exceed the minimum levels necessary to be considered “well capitalized.”
Cullen/Frost and Frost Bank are subject to the regulatory capital requirements administered by the Federal Reserve Board and, for Frost Bank, the Federal Deposit Insurance Corporation (“FDIC”). Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of September 30, 2020, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.
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
Dividend Restrictions. In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements, including to repurchase its common stock. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well capitalized” status, at September 30, 2020, Frost Bank could pay aggregate dividends of up to $482.1 million to Cullen/Frost without prior regulatory approval.
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
The notional amounts and estimated fair values of interest rate derivative contracts are presented in the following table. The fair values of interest rate derivative contracts are estimated utilizing internal valuation models with observable market data inputs, or as determined by the Chicago Mercantile Exchange (“CME”) for centrally cleared derivative contracts. CME rules legally characterize variation margin payments for centrally cleared derivatives as settlements of the derivatives' exposure rather than collateral. As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting and financial reporting purposes. Variation margin, as determined by the CME, is settled daily. As a result, derivative contracts that clear through the CME have an estimated fair value of zero as of September 30, 2020 and December 31, 2019.

	September 30, 2020		December 31, 2019
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivatives designated as hedges of fair value:
Financial institution counterparties:
Loan/lease interest rate swaps – assets	$—	$—	$2,545	$6
Loan/lease interest rate swaps – liabilities	4,036	(167)	6,000	(138)
Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan/lease interest rate swaps – assets	—	—	122,788	67
Loan/lease interest rate swaps – liabilities	1,192,762	(36,975)	1,002,860	(19,483)
Loan/lease interest rate caps – assets	306,171	1,197	107,835	266
Customer counterparties:
Loan/lease interest rate swaps – assets	1,192,762	95,462	1,002,860	43,857
Loan/lease interest rate swaps – liabilities	—	—	122,788	(310)
Loan/lease interest rate caps – liabilities	306,171	(1,197)	107,835	(266)

The weighted-average rates paid and received for interest rate swaps outstanding at September 30, 2020 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Fair value hedge loan/lease interest rate swaps	3.39%	0.15%
Non-hedging interest rate swaps – financial institution counterparties	4.00	1.93
Non-hedging interest rate swaps – customer counterparties	1.93	4.00
The weighted-average strike rate for outstanding interest rate caps was 3.67% at September 30, 2020.
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

		September 30, 2020		December 31, 2019
	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Oil – assets	Barrels	2,296	$18,718	1,214	$2,796
Oil – liabilities	Barrels	3,089	(9,132)	2,148	(6,916)
Natural gas – assets	MMBTUs	5,623	932	8,295	2,131
Natural gas – liabilities	MMBTUs	18,181	(5,879)	2,689	(70)
Customer counterparties:
Oil – assets	Barrels	3,106	9,461	2,172	7,208
Oil – liabilities	Barrels	2,279	(18,506)	1,190	(2,652)
Natural gas – assets	MMBTUs	19,940	6,161	2,689	83
Natural gas – liabilities	MMBTUs	3,864	(915)	8,295	(2,039)
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

		September 30, 2020		December 31, 2019
	Notional Currency	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Forward contracts – liabilities	CAD	—	—	4,593	$(33)
Customer counterparties:
Forward contracts – assets	CAD	—	—	4,583	45
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

Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Commercial loan/lease interest rate swaps:
Amount of gain (loss) included in interest income on loans	$(36)	$24	$(79)	$78
Amount of (gain) loss included in other non-interest expense	2	(1)	6	—
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
Amounts included in the consolidated statements of income related to non-hedge related derivative instruments are presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Non-hedging interest rate derivatives:
Other non-interest income	$280	$215	$2,615	$1,188
Other non-interest expense	1	—	1	—
Non-hedging commodity derivatives:
Other non-interest income	379	109	1,057	322
Non-hedging foreign currency derivatives:
Other non-interest income	10	12	28	41
Non-hedging put options:
Other non-interest income	—	—	5,980	—
Counterparty Credit Risk. Our credit exposure relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with bank customers was approximately $103.0 million at September 30, 2020. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. Our credit exposure, net of collateral pledged, relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with upstream financial institution counterparties was approximately $19.2 million at September 30, 2020. This amount was primarily related to initial margin payments to the CME and excess collateral we posted to counterparties. Collateral levels for upstream financial institution counterparties are monitored and adjusted as necessary. See Note 9 – Balance Sheet Offsetting and Repurchase Agreements for additional information regarding our credit exposure with upstream financial institution counterparties. At September 30, 2020, we had $48.6 million in cash collateral related to derivative contracts on deposit with other financial institution counterparties.

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
Information about financial instruments that are eligible for offset in the consolidated balance sheet as of September 30, 2020 is presented in the following tables.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
September 30, 2020
Financial assets:
Derivatives:
Loan/lease interest rate swaps and caps	$1,197	$—	$1,197
Commodity swaps and options	19,650	—	19,650
Foreign currency forward contracts	—	—	—
Total derivatives	20,847	—	20,847
Resell agreements	20,000	—	20,000
Total	$40,847	$—	$40,847
Financial liabilities:
Derivatives:
Loan/lease interest rate swaps	$37,142	$—	$37,142
Commodity swaps and options	15,011	—	15,011
Foreign currency forward contracts	—	—	—
Total derivatives	52,153	—	52,153
Repurchase agreements	1,574,367	—	1,574,367
Total	$1,626,520	$—	$1,626,520

		Gross Amounts Not Offset
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
September 30, 2020
Financial assets:
Derivatives:
Counterparty A	$8	$(8)	$—	$—
Counterparty B	5,996	(5,996)	—	—
Other counterparties	14,843	(14,510)	(327)	6
Total derivatives	20,847	(20,514)	(327)	6
Resell agreements	20,000	—	(20,000)	—
Total	$40,847	$(20,514)	$(20,327)	$6
Financial liabilities:
Derivatives:
Counterparty A	$7,178	$(8)	$(7,170)	$—
Counterparty B	14,386	(5,996)	(8,210)	180
Counterparty C	94	—	(94)	—
Other counterparties	30,495	(14,510)	(13,971)	2,014
Total derivatives	52,153	(20,514)	(29,445)	2,194
Repurchase agreements	1,574,367	—	(1,574,367)	—
Total	$1,626,520	$(20,514)	$(1,603,812)	$2,194

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
The remaining contractual maturity of repurchase agreements in the consolidated balance sheets as of September 30, 2020 and December 31, 2019 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
September 30, 2020
Repurchase agreements:
U.S. Treasury	$99,365	$—	$—	$—	$99,365
Residential mortgage-backed securities	1,475,002	—	—	—	1,475,002
Total borrowings	$1,574,367	$—	$—	$—	$1,574,367
Gross amount of recognized liabilities for repurchase agreements					$1,574,367
Amounts related to agreements not included in offsetting disclosures above					$—

December 31, 2019
Repurchase agreements:
U.S. Treasury	$435,904	$—	$—	$—	$435,904
Residential mortgage-backed securities	1,232,238	—	—	—	1,232,238
Total borrowings	$1,668,142	$—	$—	$—	$1,668,142
Gross amount of recognized liabilities for repurchase agreements					$1,668,142
Amounts related to agreements not included in offsetting disclosures above					$—
Note 10 - Stock-Based Compensation
A combined summary of activity in our active stock plans is presented in the table. Performance stock units outstanding are presented assuming attainment of the maximum payout rate as set forth by the performance criteria. As of September 30, 2020, there were 1,109,864 shares remaining available for grant for future stock-based compensation awards.

	Director Deferred Stock Units Outstanding		Non-Vested Stock Awards/Stock Units Outstanding		Performance Stock Units Outstanding		Stock Options Outstanding
	Number of Units	Weighted- Average Fair Value at Grant	Number of Shares/Units	Weighted- Average Fair Value at Grant	Number of Units	Weighted- Average Fair Value at Grant	Number of Shares	Weighted- Average Exercise Price
Balance, January 1, 2020	55,370	$74.76	440,647	$90.22	177,288	$83.48	1,980,866	$64.60
Authorized	—	—	—	—	—	—	—	—
Granted	10,428	73.84	458	65.43	—	—	—	—
Exercised/vested	(12,938)	71.09	(1,640)	76.07	(41,755)	69.70	(140,615)	53.65
Forfeited/expired	—	—	(2,813)	90.20	(6,894)	81.33	(5,427)	75.74
Balance, September 30, 2020	52,860	$75.47	436,652	$90.24	128,639	$88.07	1,834,824	$65.41

Shares issued in connection with stock compensation awards are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. Shares issued in connection with stock compensation awards along with other related information were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
New shares issued from available authorized shares	—	—	—	—
Issued from available treasury stock	53,425	71,284	196,948	225,184
Total	53,425	71,284	196,948	225,184

Proceeds from stock option exercises	$2,698	$5,665	$7,544	$13,506
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
Stock-based compensation expense and the related income tax benefit is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options	$—	$330	$—	$1,091
Non-vested stock awards/stock units	1,999	1,536	6,325	5,727
Director deferred stock units	—	—	770	780
Performance stock units	444	809	1,132	3,095
Total	$2,443	$2,675	$8,227	$10,693
Income tax benefit	$450	$452	$1,539	$1,768
Unrecognized stock-based compensation expense at September 30, 2020 is presented in the table below. Unrecognized stock-based compensation expense related to performance stock units is presented assuming attainment of the maximum payout rate as set forth by the performance criteria.

Non-vested stock awards/stock units	$12,337
Performance stock units	4,651
Total	$16,988

Note 11 - Earnings Per Common Share
Earnings per common share is computed using the two-class method as more fully described in our 2019 Form 10-K. The following table presents a reconciliation of net income available to common shareholders, net earnings allocated to common stock and the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$95,056	$111,836	$242,881	$339,918
Less: Preferred stock dividends	—	2,016	2,016	6,047
Redemption of preferred stock	—	—	5,514	—
Net income available to common shareholders	95,056	109,820	235,351	333,871
Less: Earnings allocated to participating securities	877	876	2,236	2,761
Net earnings allocated to common stock	$94,179	$108,944	$233,115	$331,110

Distributed earnings allocated to common stock	$44,546	$44,370	$133,511	$131,069
Undistributed earnings allocated to common stock	49,633	64,574	99,604	200,041
Net earnings allocated to common stock	$94,179	$108,944	$233,115	$331,110

Weighted-average shares outstanding for basic earnings per common share	62,726,542	62,566,128	62,655,393	62,786,501
Dilutive effect of stock compensation	193,116	592,866	263,028	725,911
Weighted-average shares outstanding for diluted earnings per common share	62,919,658	63,158,994	62,918,421	63,512,412
Note 12 - Defined Benefit Plans
The components of the combined net periodic expense (benefit) for our defined benefit pension plans are presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Expected return on plan assets, net of expenses	$(3,073)	$(2,693)	$(9,217)	$(8,079)
Interest cost on projected benefit obligation	1,252	1,618	3,757	4,854
Net amortization and deferral	1,330	1,406	3,989	4,218
Net periodic expense (benefit)	$(491)	$331	$(1,471)	$993
Our non-qualified defined benefit pension plan is not funded. No contributions to the qualified defined benefit pension plan were made during the nine months ended September 30, 2020. We do not expect to make any contributions to the qualified defined benefit plan during the remainder of 2020.
Note 13 - Income Taxes
Income tax expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Current income tax expense (benefit)	$(33,614)	$14,480	$20,328	$43,984
Deferred income tax expense (benefit)	43,130	(950)	(8,803)	(1,625)
Income tax expense, as reported	$9,516	$13,530	$11,525	$42,359
Effective tax rate	9.1%	10.8%	4.5%	11.1%
We had a net deferred tax liability totaling $122.4 million at September 30, 2020 and $75.8 million at December 31, 2019. No valuation allowance for deferred tax assets was recorded at September 30, 2020 as management believes it is more likely than not that all of the deferred tax assets will be realized against deferred tax liabilities and projected future taxable income.
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

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$20,332	$4,269	$16,063	$107,786	$22,635	$85,151
Change in net unrealized gain on securities transferred to held to maturity	(294)	(62)	(232)	(305)	(64)	(241)
Reclassification adjustment for net (gains) losses included in net income	—	—	—	(97)	(21)	(76)
Total securities available for sale and transferred securities	20,038	4,207	15,831	107,384	22,550	84,834
Defined-benefit post-retirement benefit plans:
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	1,330	280	1,050	1,406	295	1,111
Total defined-benefit post-retirement benefit plans	1,330	280	1,050	1,406	295	1,111
Total other comprehensive income (loss)	$21,368	$4,487	$16,881	$108,790	$22,845	$85,945

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$406,959	$85,462	$321,497	$464,072	$97,455	$366,617
Change in net unrealized gain on securities transferred to held to maturity	(979)	(206)	(773)	(957)	(201)	(756)
Reclassification adjustment for net (gains) losses included in net income	(108,989)	(22,888)	(86,101)	(266)	(56)	(210)
Total securities available for sale and transferred securities	296,991	62,368	234,623	462,849	97,198	365,651
Defined-benefit post-retirement benefit plans:
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	3,989	837	3,152	4,218	886	3,332
Total defined-benefit post-retirement benefit plans	3,989	837	3,152	4,218	886	3,332
Total other comprehensive income (loss)	$300,980	$63,205	$237,775	$467,067	$98,084	$368,983

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available For Sale	Defined Benefit Plans	Accumulated Other Comprehensive Income
Balance January 1, 2020	$313,304	$(45,934)	$267,370
Other comprehensive income (loss) before reclassifications	320,724	—	320,724
Reclassification of amounts included in net income	(86,101)	3,152	(82,949)
Net other comprehensive income (loss) during period	234,623	3,152	237,775
Balance at September 30, 2020	$547,927	$(42,782)	$505,145

Balance January 1, 2019	$(16,103)	$(47,497)	$(63,600)
Other comprehensive income (loss) before reclassifications	365,861	—	365,861
Reclassification of amounts included in net income	(210)	3,332	3,122
Net other comprehensive income (loss) during period	365,651	3,332	368,983
Balance at September 30, 2019	$349,548	$(44,165)	$305,383
Note 15 – Operating Segments
We are managed under a matrix organizational structure whereby our two primary operating segments, Banking and Frost Wealth Advisors, overlap a regional reporting structure. See our 2019 Form 10-K for additional information regarding our operating segments. Summarized operating results by segment were as follows:

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
Revenues from (expenses to) external customers:
Three months ended:
September 30, 2020	$293,855	$35,282	$(2,113)	$327,024
September 30, 2019	307,312	37,549	(2,630)	342,231
Nine months ended:
September 30, 2020	$1,003,469	$111,493	$(7,090)	$1,107,872
September 30, 2019	918,672	111,064	(8,182)	1,021,554
Net income (loss):
Three months ended:
September 30, 2020	$93,507	$4,130	$(2,581)	$95,056
September 30, 2019	110,583	4,106	(2,853)	111,836
Nine months ended:
September 30, 2020	$238,023	$13,642	$(8,784)	$242,881
September 30, 2019	334,393	15,403	(9,878)	339,918
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

Financial Assets and Financial Liabilities. The tables below summarize financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, segregated by the level of the valuation inputs within the fair value hierarchy of ASC Topic 820 utilized to measure fair value.

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
September 30, 2020
Securities available for sale:
U.S. Treasury	$1,124,965	$—	$—	$1,124,965
Residential mortgage-backed securities	—	2,164,162	—	2,164,162
States and political subdivisions	—	7,273,005	—	7,273,005
Other	—	42,348	—	42,348
Trading account securities:
U.S. Treasury	24,495	—	—	24,495
States and political subdivisions	—	1,313	—	1,313
Derivative assets:
Interest rate swaps, caps and floors	—	96,659	—	96,659
Commodity swaps and options	—	35,272	—	35,272
Foreign currency forward contracts	—	—	—	—
Derivative liabilities:
Interest rate swaps, caps and floors	—	38,339	—	38,339
Commodity swaps and options	—	34,432	—	34,432
Foreign currency forward contracts	—	—	—	—

December 31, 2019
Securities available for sale:
U.S. Treasury	$1,948,133	$—	$—	$1,948,133
Residential mortgage-backed securities	—	2,207,594	—	2,207,594
States and political subdivisions	—	7,070,997	—	7,070,997
Other	—	42,867	—	42,867
Trading account securities:
U.S. Treasury	24,298	—	—	24,298
Derivative assets:
Interest rate swaps, caps and floors	—	44,196	—	44,196
Commodity swaps and options	—	12,218	—	12,218
Foreign currency forward contracts	45	—	—	45
Derivative liabilities:
Interest rate swaps, caps and floors	—	20,197	—	20,197
Commodity swaps and options	—	11,677	—	11,677
Foreign currency forward contracts	33	—	—	33
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

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Level 2	Level 3	Level 2	Level 3
Carrying value before allocations	$6,388	$8,660	$2,416	$60,010
Specific (allocations) reversals of prior allocations	(930)	14,928	1,116	(12,437)
Fair value	$5,458	$23,588	$3,532	$47,573

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

	Nine Months Ended September 30,
	2020	2019
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$—	$1,302
Charge-offs recognized in the allowance for credit losses on loan	—	(76)
Fair value	$—	$1,226
Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$328	$—
Write-downs included in other non-interest expense	(231)	—
Fair value	$97	$—
Financial Instruments Reported at Amortized Cost. The estimated fair values of financial instruments that are reported at amortized cost in our consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	September 30, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$7,175,680	$7,175,680	$3,788,181	$3,788,181
Securities held to maturity	1,951,384	2,058,855	2,030,005	2,048,675
Cash surrender value of life insurance policies	189,148	189,148	187,156	187,156
Accrued interest receivable	122,618	122,618	183,850	183,850
Level 3 inputs:
Loans, net	17,960,402	18,160,904	14,618,165	14,654,615
Financial liabilities:
Level 2 inputs:
Deposits	33,499,503	33,503,668	27,639,564	27,641,255
Federal funds purchased and repurchase agreements	1,608,667	1,608,667	1,695,342	1,695,342
Junior subordinated deferrable interest debentures	136,342	137,115	136,299	137,115
Subordinated notes	98,982	112,912	98,865	89,077
Accrued interest payable	9,144	9,144	12,393	12,393
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
ASU 2020-8, “Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs.” ASU 2020-8 clarifies the accounting for the amortization of purchase premiums for callable debt securities with multiple call dates. ASU 2020-8 will be effective for us on January 1, 2021 and is not expected to have a significant impact on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Review
Cullen/Frost Bankers, Inc.
The following discussion should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2019, and the other information included in the 2019 Form 10-K. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results for the year ending December 31, 2020 or any future period.
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
•Technological changes.
•The cost and effects of cyber incidents or other failures, interruptions or security breaches of our systems or those of third-party providers.
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
Recent Developments Related to COVID-19
Overview. Our business has been, and continues to be, impacted by the recent and ongoing outbreak of COVID-19. In March 2020, COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the President of the United States. Efforts to limit the spread of COVID-19 have included shelter-in-place orders, the closure of non-essential businesses, travel restrictions, supply chain disruptions and prohibitions on public gatherings, among other things, throughout many parts of the United States and, in particular, the markets in which we operate. As the current pandemic is ongoing and dynamic in nature, there are many uncertainties related to COVID-19 including, among other things, its ultimate geographic spread; its severity; the duration of the outbreak; the impact to our customers, employees and vendors; the impact to the financial services and banking industry; and the impact to the economy as a whole as well as the effect of actions taken, or that may yet be taken, or inaction by governmental authorities to contain the outbreak or to mitigate its impact (both economic and health-related). COVID-19 has negatively affected, and is expected to continue to negatively affect, our business, financial position and operating results. In light of the uncertainties and continuing developments discussed herein, the ultimate adverse impact of COVID-19 cannot be reliably estimated at this time, but it has been and is expected to continue to be material.
Impact on our Operations. In the State of Texas, many jurisdictions have declared health emergencies. The resulting closures and/or limited operations of non-essential businesses and related economic disruption have impacted our operations as well as the operations of our customers. Financial services have been identified as a Critical Infrastructure Sector by the Department of Homeland Security. Accordingly, our business remains open. To address the issues arising as a result of COVID-19, and in order to facilitate the continued delivery of essential services while maintaining a high level of safety for our customers as well as our employees, we have implemented our Business Continuity and Health Emergency Response plans. Among other things, significant actions taken under these plans include:
•Implemented our communications plans to ensure our employees, customers and critical vendors are kept abreast of developments affecting our operations.
•Restricted all non-essential travel and large external gatherings and have instituted a mandatory quarantine period for anyone that has traveled to an impacted area.
•After temporarily closing all of our financial center lobbies and other corporate facilities to non-employees, except for certain limited cases by appointment only, we reopened our financial center lobbies with limited capacity. We continue to serve our consumer and business customers through our motor-banks, ATMs, internet banking, mobile app and telephone customer service capabilities.
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
Notwithstanding the foregoing actions, the COVID-19 outbreak could still greatly affect our routine and essential operations due to staff absenteeism, particularly among key personnel; further limited access to or closures of our branch facilities and other physical offices; operational, technical or security-related risks arising from a remote work-force; and government or regulatory agency orders, among other things. The business and operations of our third-party service providers, many of whom perform critical services for our business, could also be significantly impacted, which in turn could impact us. As a result, we are currently unable to fully assess or predict the extent of the effects of COVID-19 on our operations as the ultimate impact will depend on factors that are currently unknown and/or beyond our control.
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
In addition, the economic pressures and uncertainties arising from the COVID-19 pandemic has resulted in and may continue to result in specific changes in consumer and business spending and borrowing and saving habits, affecting the demand for loans and other products and services we offer. Consumers affected by COVID-19 may continue to demonstrate changed behavior even after the crisis is over. For example, consumers may decrease discretionary spending on a permanent or long-term basis, certain industries may take longer to recover (particularly those that rely on travel or large gatherings) as consumers may be hesitant to return to full social interaction. We lend to customers operating in such industries including energy, retail/strip centers, hotels/lodging, restaurants, entertainment and commercial real estate, among others, that have been significantly impacted by COVID-19 and we are continuing to monitor these customers closely. To help mitigate the adverse effects of COVID-19, loan customers may apply for a deferral of payments, or portions thereof, for up to 90 days. After 90 days, customers may apply for an additional deferral. Additionally, the temporary closures of bank branches and the safety precautions implemented at re-opened branches could result in consumers becoming more comfortable with technology and devaluing face-to-face interaction. Our business is relationship driven and such changes could necessitate changes to our business practices to accommodate changing consumer behaviors. The potential changes in behaviors driven by COVID-19 also present heightened liquidity risks, for example, arising from increased demand for our products and services (such as unusually high draws on credit facilities) or decreased demand for our products and services (such as idiosyncratic, or broad-based, market or other developments that lead to deposit outflows).
Legislative and Regulatory Developments. Recent actions taken by the federal government and the Federal Reserve and other bank regulatory agencies to mitigate the economic effects of COVID-19 will also have an impact on our financial position and results of operations. These actions are further discussed below.
In an emergency measure aimed at blunting the economic impact of COVID-19, the Federal Reserve lowered the target for the federal funds rate to a range of between zero to 0.25% effective on March 16, 2020. This action by the Federal Reserve followed a prior reduction of the targeted federal funds rates to a range of 1.0% to 1.25% effective on March 4, 2020. Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. As our balance sheet is more asset sensitive, our earnings are more adversely affected by decreases in market interest rates as the interest rates received on loans and other investments fall more quickly and to a larger degree than the interest rates paid on deposits and other borrowings. The decline in interest rates has already led to new all-time low yields across the US Treasury maturity curve. In September 2020, the Federal Reserve indicated that it expects to maintain the targeted federal funds rate at current levels until such time that labor market conditions have reached levels consistent with the Federal Open Market Committee's assessments of maximum employment and inflation has risen to 2% and is on track to moderately exceed 2% for some time. This timeframe is currently expected to last through 2023. Nonetheless, if the Federal Reserve decreases the targeted federal funds rates even further in response to the economic effects of COVID-19, overall interest rates will decline further, which will negatively impact our net interest income and further compress our net interest margin.
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
The U.S. government has also enacted certain fiscal stimulus measures in several phases to counteract the economic disruption caused by the COVID-19. The Phase 1 legislation, the Coronavirus Preparedness and Response Supplemental Appropriations Act, was enacted on March 6, 2020 and, among other things, authorized funding for research and development of vaccines and allocated money to state and local governments to aid containment and response measures. The Phase 2 legislation, the Families First Coronavirus Response Act, was enacted on March 18, 2020 and provides for paid sick/medical leave, establishes no-cost coverage for coronavirus testing, expands unemployment benefits, expands food assistance, and provides additional funding to states for the ongoing economic consequences of the pandemic, among other provisions. The Phase 3 legislation, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), was enacted on March 27, 2020. Among other provisions, the CARES Act (i) authorized the Secretary of the Treasury to make loans, loan guarantees and other investments, up to $500 billion, for assistance to eligible businesses, States and municipalities with limited, targeted relief for passenger air carriers, cargo air carriers, and businesses critical to maintaining national security, (ii) created a $349 billion loan program called the Paycheck Protection Program (the “PPP”) for loans to small businesses for, among other things, payroll, group health care benefit costs and qualifying mortgage, rent and utility payments, (iii) provided certain credits against the 2020 personal income tax for eligible individuals and their dependents, (iv) expanded eligibility for unemployment insurance and provides eligible recipients with an additional $600 per week on top of the unemployment amount determined by each State and (v) expanded tele-health services in Medicare. The Phase 3.5 legislation, the Paycheck Protection Program and Healthcare Enhancement Act of 2020 (the “PPPHE Act”), was enacted on April 24, 2020. Among other things, the PPPHE Act provided an additional $310 billion of funding for the PPP of which, $30 billion is specifically allocated for use by banks and other insured depository institutions that have assets between $10 billion and $50 billion.
The Paycheck Protection Program Flexibility Act of 2020” (the “PPPF Act”) was enacted in June 2020 and modified the PPP as follows: (i) established a minimum maturity of five years for all loans made after the enactment of the PPPF Act and permits an extension of the maturity of existing loans to five years if the borrower and lender agree; (ii) extended the “covered period” of the CARES Act from June 30, 2020, to December 31, 2020; (iii) extended the eight-week “covered period” for expenditures that qualify for forgiveness to the earlier of 24 weeks following loan origination or December 31, 2020; (iv) extended the deferral period for payment of principal, interest and fees to the date on which the forgiveness amount is remitted to the lender by the SBA; (v) changed requirements such that the borrower must use at least 60% (down from 75%) of the proceeds of the loan for payroll costs, and up to 40% (up from 25%), for other permitted purposes, as a condition to obtaining forgiveness of the loan; (vi) delayed from June 30, 2020 to December 31, 2020 the date by which employees must be rehired to avoid a reduction in the amount of forgiveness of a loan, and creates a “rehiring safe harbor” that allows businesses to remain eligible for loan forgiveness if they make a good-faith attempt to rehire employees or hire similarly qualified employees, but are unable to do so, or are able to document an inability to return to pre-COVID-19 levels of business activity due to compliance with social distancing measures; and (vii) allows borrowers to receive both loan forgiveness under the PPP and the payroll tax deferral permitted under the CARES Act, rather than having to choose which of the two would be more advantageous.
In July 2020, the CARES Act was amended to extend, through August 8, 2020, the SBA’s authority to make commitments under the PPP. The SBA’s existing authority had previously expired on June 30, 2020. In August 2020, President Trump signed four executive actions to provide additional COVID-19 relief. The first action authorized the Lost Wages Assistance Program (“LWAP”), which provides for a $400-per-week payment to those currently receiving more than $100 a week in unemployment benefits due to disruptions caused by COVID-19. The LWAP per-week payment is retroactive to the week ending August 1, 2020. The second executive action extended the moratorium on payments and interest accrual on student loans held by the government until the end of 2020. The moratorium was previously set to expire September 30, 2020. The third action instructed the Department of the Treasury and the Department of Housing and Urban Development to help provide temporary assistance to renters and homeowners and promote their ability to avoid eviction or foreclosure. The fourth executive action allows employers to defer, for the period from September 1, 2020 through December 31, 2020, the employee portion of Social Security payroll taxes for certain individuals earning less than approximately $104 thousand per year. We are continuing to monitor the potential development of additional legislation and further actions taken by the U.S. government.
The Federal Reserve has created various additional lending facilities and expanded existing facilities to help provide financing in response to the financial disruptions caused by COVID-19. The programs include, among other things, (i) the PPP Facility, which is intended to extend loans to banks making PPP loans, (ii) the Municipal Liquidity Facility, which is intended to facilitate the purchase of eligible notes from states, and certain counties and cities around the country, and (iii) the Main Street Lending Program (“MSLP”), which is intended to facilitate credit flows to businesses affected by the COVID-19 pandemic with up to 10,000 employees or up to $2.5 billion in 2019 annual revenues. As more fully discussed in the section captioned “Loans” elsewhere in this discussion, we are currently participating in the PPP as a lender. We do not currently expect to participate in the MSLP.
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
Results of Operations
Net income available to common shareholders totaled $95.1 million, or $1.50 per diluted common share, and $235.4 million, or $3.71 per diluted common share, for the three and nine months ended September 30, 2020 compared to $109.8 million, or $1.73 per diluted common share, and $333.9 million, or $5.24 per diluted common share, for the three and nine months ended September 30, 2019.
Selected data for the comparable periods was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Taxable-equivalent net interest income	$267,041	$276,618	$805,216	$825,547
Taxable-equivalent adjustment	23,618	23,611	71,461	72,640
Net interest income	243,423	253,007	733,755	752,907
Credit loss expense	20,302	8,001	227,474	25,404
Net interest income after credit loss expense	223,121	245,006	506,281	727,503
Non-interest income	83,601	89,224	374,117	268,647
Non-interest expense	202,150	208,864	625,992	613,873
Income before income taxes	104,572	125,366	254,406	382,277
Income tax expense\(benefit)	9,516	13,530	11,525	42,359
Net income	95,056	111,836	242,881	339,918
Preferred stock dividends	—	2,016	2,016	6,047
Redemption of preferred stock	—	—	5,514	—
Net income available to common shareholders	$95,056	$109,820	$235,351	$333,871
Earnings per common share – basic	$1.50	$1.74	$3.72	$5.28
Earnings per common share – diluted	1.50	1.73	3.71	5.24
Dividends per common share	0.71	0.71	2.13	2.09
Return on average assets	0.96%	1.35%	0.85%	1.41%
Return on average common equity	9.30	11.83	7.95	12.79
Average shareholders’ equity to average assets	10.31	11.87	10.80	11.48
Net income available to common shareholders decreased $14.8 million, or 13.4%, for the three months ended September 30, 2020 and decreased $98.5 million, or 29.5%, for the nine months ended September 30, 2020 compared to the same periods in 2019. The decrease during the three months ended September 30, 2020 was primarily the result of a $12.3 million increase in credit loss expense, a $9.6 million decrease in net interest income and a $5.6 million decrease in non-interest income partly offset by a $6.7 million decrease in non-interest expense and a $4.0 million decrease in income tax expense. The decrease during the nine months ended September 30, 2020 was primarily the result of a $202.1 million increase in credit loss expense, a $19.2 million decrease in net interest income and a $12.1 million increase in non-interest expense partly offset by a $105.5 million increase in non-interest income and a $30.8 million decrease in income tax expense. The increase in credit loss expense during the comparable periods resulted from both our adoption of a new credit loss accounting standard and the adverse events impacting our loan portfolio, including those arising from the COVID-19 pandemic and the significant volatility in oil prices. The increase in non-interest income during the nine months ended September 30, 2020 was primarily related to a $109.0 million net gain on securities transactions. Net income available to common shareholders for the nine months ended September 30, 2020 was also impacted by the reclassification of $5.5 million of issuance costs associated with our preferred stock to retained earnings upon redemption of the preferred stock in the first quarter.
Details of the changes in the various components of net income are further discussed below.

Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 66.2% of total revenue during the first nine months of 2020. Excluding the revenue associated with the $109.0 million net gain on securities transactions realized during the first quarter of 2020, net interest income would have represented 73.5% of total revenue during the first nine months of 2020. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.
The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate. The prime rate began 2019 at 5.50% and decreased 50 basis points during the third quarter of 2019 (25 basis points in each of August and September) and 25 basis points in October 2019 to end the year at 4.75%. During 2020, the prime rate decreased 150 basis points in March to 3.25% where it remained through September 30, 2020. Our loan portfolio is also impacted by changes in the London Interbank Offered Rate (LIBOR). At September 30, 2020, the one-month and three-month U.S. dollar LIBOR interest rates were 0.15% and 0.23%, respectively, while at September 30, 2019, the one-month and three-month U.S. dollar LIBOR interest rates were 2.02% and 2.09%, respectively. The target range for the federal funds rate, which is the cost of immediately available overnight funds, began 2019 at 2.25% to 2.50% and decreased 50 basis points during the third quarter of 2019 (25 basis points in each of August and September) and 25 basis points in October 2019 to end the year at 1.50 to 1.75%. During 2020, the target range for the federal funds rate decreased 150 basis points in March to zero to 0.25% where it remained through September 30, 2020. As noted in the section captioned “Recent Developments Related to COVID-19” elsewhere in this discussion, the decrease in the target range for the federal funds rate in March 2020 was largely an emergency measure by the Federal Reserve aimed at blunting the economic impact of COVID-19.
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

	Three Months Ended
	September 30, 2020 vs. September 30, 2019
	Increase (Decrease) Due to Change in
	Rate	Volume	Number of days	Total
Interest-bearing deposits	$(14,019)	$6,772	$—	$(7,247)
Federal funds sold and resell agreements	(600)	(575)	—	(1,175)
Securities:
Taxable	(2,937)	(6,625)	—	(9,562)
Tax-exempt	—	949	—	949
Loans, net of unearned discounts	(58,920)	40,855	—	(18,065)
Total earning assets	(76,476)	41,376	—	(35,100)
Savings and interest checking	(1,016)	189	—	(827)
Money market deposit accounts	(17,919)	1,658	—	(16,261)
Time accounts	(1,747)	387	—	(1,360)
Public funds	(1,790)	(2)	—	(1,792)
Federal funds purchased and repurchase agreements	(5,441)	883	—	(4,558)
Junior subordinated deferrable interest debentures	(726)	1	—	(725)
Subordinated notes	(2)	2	—	—
Total interest-bearing liabilities	(28,641)	3,118	—	(25,523)
Net change	$(47,835)	$38,258	$—	$(9,577)

	Nine Months Ended
	September 30, 2020 vs. September 30, 2019
	Increase (Decrease) Due to Change in
	Rate	Volume	Number of days	Total
Interest-bearing deposits	$(37,564)	$21,192	$40	$(16,332)
Federal funds sold and resell agreements	(1,983)	(1,459)	3	(3,439)
Securities:
Taxable	(1,087)	(14,088)	—	(15,175)
Tax-exempt	784	(451)	—	333
Loans, net of unearned discounts	(142,044)	90,004	1,883	(50,157)
Total earning assets	(181,894)	95,198	1,926	(84,770)
Savings and interest checking	(3,403)	435	4	(2,964)
Money market deposit accounts	(48,768)	3,881	49	(44,838)
Time accounts	(1,785)	1,719	42	(24)
Public funds	(4,599)	442	5	(4,152)
Federal funds purchased and repurchase agreements	(12,820)	1,534	15	(11,271)
Junior subordinated deferrable interest debentures	(1,510)	2	—	(1,508)
Subordinated notes	—	—	—	—
Federal home loan bank advances	—	318	—	318
Total interest-bearing liabilities	(72,885)	8,331	115	(64,439)
Net change	$(109,009)	$86,867	$1,811	$(20,331)
Taxable-equivalent net interest income for the three months ended September 30, 2020 decreased $9.6 million, or 3.5%, while taxable-equivalent net interest income for nine months ended September 30, 2020 decreased $20.3 million, or 2.5%, compared to the same periods in 2019. Taxable-equivalent net interest income for the nine months ended September 30, 2020 included 274 days compared to 273 days for the same period in 2019 as a result of the leap year. The additional day added approximately $1.8 million to taxable-equivalent net interest income during the nine months ended September 30, 2020. Excluding the impact of the additional day results in an effective decrease in taxable-equivalent net interest income of approximately $22.1 million during the nine months ended September 30, 2020. The taxable-equivalent net interest margin decreased 81 basis points from 3.76% during the three months ended September 30, 2019 to 2.95% during the three months ended September 30, 2020 while the taxable-equivalent net interest margin decreased 60 basis points from 3.80% during the nine months ended September 30, 2019 to 3.20% during the nine months ended September 30, 2020.

The decreases in taxable-equivalent net interest income and taxable-equivalent net interest margin during the three and nine months ended September 30, 2020 were primarily related to decreases in the average yields on loans and interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) combined with, to a significantly lesser extent, decreases in the average volume of taxable securities (based on amortized cost) and increases in the average volume of interest-bearing deposit liabilities. The impact of these items was partly offset by increases in the average volumes of loans and interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) combined with decreases in the average cost of interest-bearing deposit liabilities and other borrowed funds.
The average volume of interest-earning assets for the three and nine months ended September 30, 2020 increased $7.1 billion and $5.0 billion compared to the same periods in 2019, respectively. The increase in the average volume of interest-earning assets for the three months ended September 30, 2020 included a $4.3 billion increase in average interest-bearing deposits, a $3.7 billion increase in average loans (of which approximately $3.2 billion related to PPP loans, as further discussed below) and a $312.5 million increase in average tax-exempt securities partly offset by a $1.1 billion decrease in average taxable securities and a $180.6 million decrease in average federal funds sold and resale agreements. The increase in the average volume of interest-earning assets for the nine months ended September 30, 2020 included a $3.0 billion increase in average interest-bearing deposits, a $2.6 billion increase in average loans (of which $1.9 billion related to PPP loans, as further discussed below) and a $256.8 million increase in average tax-exempt securities partly offset by a $723.5 million decrease in average taxable securities and a $108.2 million decrease in average federal funds sold and resell agreements.
The average taxable-equivalent yield on interest-earning assets decreased 117 basis points from 4.21% during the three months ended September 30, 2019 to 3.04% during the three months ended September 30, 2020 while the average taxable-equivalent yield on interest-earning assets decreased 92 basis points from 4.27% during the nine months ended September 30, 2019 to 3.35% during the nine months ended September 30, 2020. The average taxable-equivalent yields on interest-earning assets were primarily impacted by the aforementioned changes in market interest rates and changes in the volume and relative mix of interest-earning assets.
The average taxable-equivalent yield on loans decreased 143 basis points from 5.16% during the three months ended September 30, 2019 to 3.73% during the three months ended September 30, 2020 while the average taxable-equivalent yield on loans decreased 119 basis points from 5.27% during the nine months ended September 30, 2019 to 4.08% during the nine months ended September 30, 2020. The average taxable-equivalent yield on loans was negatively impacted by lower average market interest rates during the three and nine months ended September 30, 2020 compared to the same periods in 2019. The average volume of loans for the three and nine months ended September 30, 2020 increased $3.7 billion, or 25.4%, and $2.6 billion, or 17.8%, compared to the same periods in 2019. Loans made up approximately 49.4% of average interest-earning assets during both of the three and nine months ended September 30, 2020, compared to 48.7% and 49.0% during the same periods in 2019 respectively. As discussed in the section captioned “Loans” elsewhere in this discussion, in April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Through September 30, 2020, we have funded approximately $3.3 billion of SBA-approved PPP loans. During the three and nine months ended September 30, 2020, we recognized approximately $21.1 million and $40.4 million, respectively, in PPP loan related deferred processing fees (net of amortization of related deferred origination costs) as a yield adjustment and this amount is included in interest income on loans. As a result of the inclusion of these net fees in interest income, the average yield on PPP loans was approximately 3.65% and 3.86% during the three and nine months ended September 30, 2020, respectively, compared to the stated interest rate of 1.0% on these loans. As of September 30, 2020, we expect to recognize additional PPP loan related deferred processing fees (net of deferred origination costs) totaling approximately $58.5 million as a yield adjustment over the remaining terms of these loans.
The average taxable-equivalent yield on securities was 3.44% during the three months ended September 30, 2020, increasing 1 basis point from 3.43% during the same period in 2019 while the average taxable-equivalent yield on securities was 3.48% during the nine months ended September 30, 2020, increasing 7 basis points from 3.41% during the same period in 2019. The average taxable-equivalent yields on securities during the three and nine months ended September 30, 2020 were positively impacted by increases in the relative proportion tax-exempt securities to total securities.
The average yield on taxable securities decreased 24 basis points from 2.45% during the three months ended September 30, 2019 to 2.21% during the three months ended September 30, 2020 while the average yield on taxable securities decreased 3 basis points from 2.35% during the nine months ended September 30, 2019 to 2.32% during the nine months ended September 30, 2020. The average taxable-equivalent yield on tax-exempt securities remained unchanged at 4.08% during the three months ended September 30, 2020 and 2019 while the average taxable-equivalent yield on tax-exempt securities increased 1 basis point from 4.06% during the nine months ended September 30, 2019 to 4.07% during the nine months ended September 30, 2020. Tax exempt securities made up approximately 66.9% and 66.6% of total average securities during the three and nine months ended September 30, 2020, respectively, compared to 60.7% and 62.3% during the same respective periods in 2019. The average volume of total securities (based on carrying amount) during the three months ended

September 30, 2020 decreased $764.0 million, or 5.7%, compared to the same period in 2019 while the average volume of total securities (based on carrying amount) during the nine months ended September 30, 2020 decreased $466.7 million, or 3.5%, compared to the same period in 2019. Securities made up approximately 34.5% and 37.1% of average interest-earning assets during the three and nine months ended September 30, 2020, respectively, compared to 45.3% and 45.1% during the same respective periods in 2019. The decreases were partly related to the impact of PPP loans and increased interest-bearing deposits on total average interest-earning assets.
Average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) for the three and nine months ended September 30, 2020 increased $4.3 billion, or 276.1%, and $3.0 billion, or 201.87%, respectively, compared to the same periods in 2019. Interest-bearing deposits made up approximately 16.0% and 13.1% of average interest-earning assets during the three and nine months ended September 30, 2020, respectively, compared to 5.3% and 5.1% during the same periods in 2019. The increases in the average volume of interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) were primarily due to increases in the average volumes of deposits and other borrowed funds and the proceeds from the sale of securities. The average yield on interest-bearing deposits was 0.10% and 0.32% during the three and nine months ended September 30, 2020, respectively, compared to 2.19% and 2.41% during the same periods in 2019, respectively. The average yields on interest-bearing deposits were negatively impacted by lower interest rates paid on excess reserves held at the Federal Reserve for the three and nine months ended September 30, 2020 compared to the same periods in 2019.
Average federal funds sold and resell agreements for the three and nine months ended September 30, 2020 decreased $180.6 million, or 85.3%, and $108.2 million, or 45.9%, respectively, compared to the same periods in 2019. Federal funds sold and resell agreements were not a significant component of interest-earning assets during the comparable periods. The average yield on federal funds sold and resell agreements was 0.24% and 0.91% during the three and nine months ended September 30, 2020, respectively, compared to 2.21% and 2.42% during the same respective periods in 2019. The average yields on federal funds sold and resell agreements were negatively impacted by lower average market interest rates for the three and nine months ended September 30, 2020 compared to the same periods in 2019.
The average rate paid on interest-bearing liabilities was 0.15% during the three months ended September 30, 2020, decreasing 60 basis points from 0.75% during the same period in 2019 while the average rate paid on interest-bearing liabilities was 0.27% during the nine months ended September 30, 2020, decreasing 52 basis points from 0.79% during the same period in 2019. Average deposits increased $6.5 billion, or 24.8%, during the three months ended September 30, 2020 compared to the same period in 2019 and included a $2.3 billion increase in average interest-bearing deposits and a $4.3 billion increase in average non-interest bearing deposits. Average deposits increased $4.4 billion, or 16.8%, during the nine months ended September 30, 2020 compared to the same period in 2019 and included a $1.6 billion increase in average interest-bearing deposits and a $2.8 billion increase in average non-interest bearing deposits. The ratio of average interest-bearing deposits to total average deposits was 55.6% and 57.3% during the three and nine months ended September 30, 2020, respectively, compared to 60.9% during each of the same periods in 2019. The average cost of deposits is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-bearing deposits. The average cost of interest-bearing deposits and total deposits was 0.12% and 0.07%, respectively, during the three months ended September 30, 2020 compared to 0.63% and 0.39%, respectively, during the same period in 2019. The average cost of interest-bearing deposits and total deposits was 0.21% and 0.12%, respectively, during the nine months ended September 30, 2020 compared to 0.67% and 0.41%, respectively, during the same period in 2019. The average cost of deposits during the three and nine months ended September 30, 2020 was impacted by decreases in the interest rates we pay on most of our interest-bearing deposit products as a result of the aforementioned decreases in market interest rates.
In April 2020, we borrowed an aggregate $1.3 billion from the Federal Home Loan Bank (“FHLB”) to provide additional liquidity in light of our significant PPP lending volume. These advances were subsequently paid-off in May 2020 as we determined additional liquidity resources were not necessary.
Our net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 2.89% and 3.08% during the three and nine months ended September 30, 2020, respectively, compared to 3.46% and 3.48% during same periods in 2019. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Credit loss expense related to:
Loans	$23,590	$8,001	$223,743	$25,404
Off-balance-sheet credit exposures	(3,276)	—	3,786	—
Securities held to maturity	(12)	—	(55)	—
Total	$20,302	$8,001	$227,474	$25,404
Credit loss expense for the three and nine months ended September 30, 2019 was calculated under the prior incurred loss accounting methodology. See the section captioned “Allowance for Credit Losses” elsewhere in this discussion for further analysis of credit loss expense related to loans and off-balance-sheet credit exposures.
Non-Interest Income
The components of non-interest income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Trust and investment management fees	$31,469	$31,649	$97,002	$93,794
Service charges on deposit accounts	19,812	22,941	60,043	65,529
Insurance commissions and fees	11,456	11,683	38,609	40,207
Interchange and debit card transaction fees	3,503	4,117	9,724	11,265
Other charges, commissions and fees	8,370	10,108	25,398	28,103
Net gain (loss) on securities transactions	—	96	108,989	265
Other	8,991	8,630	34,352	29,484
Total	$83,601	$89,224	$374,117	$268,647
Total non-interest income for the three and nine months ended September 30, 2020 decreased $5.6 million, or 6.3%, and increased $105.5 million, or 39.3%, respectively compared to the same periods in 2019. Excluding $109.0 million and $265 thousand in net gains on securities transactions during the nine months ended September 30, 2020 and 2019, respectively, total non-interest income decreased $3.3 million, or 1.2%, during the nine months ended September 30, 2020. Changes in the various components of non-interest income are discussed in more detail below.
Trust and Investment Management Fees. Trust and investment management fees for the three and nine months ended September 30, 2020 decreased $180 thousand, or 0.6%, and increased $3.2 million, or 3.4%, respectively compared to the same periods in 2019. Investment fees are the most significant component of trust and investment management fees, making up approximately 82.7% and 82.5% of total trust and investment management fees for the first nine months of 2020 and 2019, respectively. The decrease in trust and investment management fees during the three months ended September 30, 2020 was primarily due to decreases in oil and gas fees (down $1.2 million), custody fees (down $267 thousand) and tax fees (down $229 thousand) mostly offset by an increase in trust investment fees (up $1.4 million). The increase in trust and investment management fees during the nine months ended September 30, 2020 was primarily due to increases in trust investment fees (up $2.8 million), estate fees (up $987 thousand), real estate fees (up $575 thousand) partly offset by decreases in oil and gas fees (down $784 thousand) and tax fees (down ($332 thousand). Investment and other custodial account fees are generally based on the market value of assets within a trust account. The increases in trust investment fees were primarily related to an increase in the number of accounts. The fluctuations in estate fees, real estate fees, custody fees and tax fees were primarily related to variation in transaction volume. Oil and gas fees during the second and third quarters of 2020 were impacted by the sharp decline in oil prices in March 2020. Though the $40 price per barrel of oil as of September 30, 2020 has rebounded from recent lows, it still remains significantly lower than the $61 price per barrel as of December 31, 2019. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. Investor concerns related to the uncertain economic outlook arising from the COVID-19 pandemic caused significant market volatility resulting in significant declines in market valuations, particularly among equity securities, during the latter part of the first quarter of 2020 and the early part of the second quarter of 2020. Market valuations as of September 30, 2020 have rebounded from the recent declines.
At September 30, 2020, trust assets, including both managed assets and custody assets, were primarily composed of equity securities (50.8% of assets), fixed income securities (34.5% of assets) and cash equivalents (8.7% of assets). The estimated fair value of these assets was $36.6 billion (including managed assets of $16.2 billion and custody assets of $20.4 billion) at September 30, 2020, compared to $37.8 billion (including managed assets of $16.4 billion and custody assets of $21.4 billion) at December 31, 2019 and $36.4 billion (including managed assets of $15.7 billion and custody assets of $20.7 billion) at September 30, 2019.
Service Charges on Deposit Accounts. Service charges on deposit accounts for the three and nine months ended September 30, 2020 decreased $3.1 million, or 13.6%, and $5.5 million, or 8.4%, compared to the same periods in 2019. The decreases were primarily related to decreases in overdraft/insufficient funds charges on consumer and commercial accounts. Overdraft/insufficient funds charges totaled $7.6 million ($6.2 million consumer and $1.3 million commercial) during the three months ended September 30, 2020 compared to $11.2 million ($8.8 million consumer and $2.4 million commercial) during the same period in 2019. Overdraft/insufficient funds charges totaled $23.7 million ($18.8 million consumer and $4.9 million commercial) during the nine months ended September 30, 2020 compared to $31.1 million ($24.3 million consumer and $6.8 million commercial) during the same period in 2019. Consumer overdraft/insufficient funds charges decreased $2.6 million and $5.5 million during the three months and nine months ended September 30, 2020, respectively, while commercial overdrafts/insufficient funds charges decreased $1.1 million and $1.9 million during the same respective periods. The decreases in overdraft/insufficient funds charges during the three and nine months ended September 30, 2020 were primarily related to a decrease in the volume of overdrafts relative to the same periods in 2019.
Commercial service charges increased $727 thousand and $2.7 million during the three and nine months ended September 30, 2020, respectively. The increases in commercial service charges were impacted by a lower earnings credit rate partly offset by decreases in the volume of billable services. The earnings credit rate is the value given to deposits maintained by treasury management customers. Earnings credits applied to customer deposit balances offset service fees that would otherwise be charged. Because average market interest rates in 2020 have been lower compared to 2019, deposit balances have become less valuable and are yielding a lower earnings credit.
Insurance Commissions and Fees. Insurance commissions and fees for the three and nine months ended September 30, 2020 decreased $227 thousand, or 1.9%, and $1.6 million, or 4.0%, respectively, compared to the same periods in 2019. The decreases were the result of decreases in commission income (down $90 thousand and $926 thousand during the three and nine months ended September 30, 2020, respectively) and contingent income (down $136 thousand and $672 thousand during the three and nine months ended September 30, 2020, respectively). The decreases in commission income were primarily related to decreases in benefit plan commissions and, during the nine months ended September 30, 2020, life insurance commissions partly offset by increases in both commercial lines and personal lines property and casualty commissions and, during the three months ended September 30, 2020, life insurance commissions. The decreases in benefit plan commissions were related to decreased business volumes, premium reductions and flat to lower market rates. The increases in commercial lines and personal lines property and casualty commissions were primarily related to increased rates. The fluctuations in life insurance commissions were related to changes in business volumes.
Contingent income totaled $117 thousand and $3.2 million during the three and nine months ended September 30, 2020, respectively, compared to $254 thousand and $3.8 million during the same periods in 2019. Contingent income primarily consists of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. These performance related contingent payments are seasonal in nature and are mostly received during the first quarter of each year. This performance related contingent income totaled $2.1 million and $2.8 million during the nine months ended September 30, 2020 and 2019, respectively. The decrease in performance related contingent income during 2020 was related to lower growth within the portfolio combined with a deterioration in the loss performance of insurance policies previously placed. Contingent income also includes amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. This benefit plan related contingent income totaled $77 thousand and $1.1 million during the three and nine months ended September 30, 2020, respectively, compared to $193 thousand and $1.1 million during the same periods in 2019.

Notwithstanding normal seasonal variation, commission income during the second and third quarters of 2020 was partly impacted by reduced business volumes resulting from the COVID-19 pandemic, relative to the first quarter of 2020. Commission income in future periods may be similarly impacted. Benefit plan commissions may be particularly impacted by the effects of temporary furloughs and permanent layoffs. The COVID-19 pandemic has also given rise to a hard insurance market characterized by decreased capacity for most types of insurance coupled with more stringent underwriting standards among insurers. This may cause clients to drop or adjust coverage choices as part of expense control measures. Reduced business volumes may also adversely impact the level of contingent commissions we receive in 2021.
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
A comparison of gross and net interchange and debit card transaction fees for the reported periods is presented in the table below. Net revenues from interchange and debit card transactions during the reported periods were impacted by reduced transaction volumes, in part related to the COVID-19 pandemic, and increased network costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income from debit card transactions	$6,097	$6,191	$17,429	$17,569
ATM service fees	842	1,069	2,522	3,136
Gross interchange and debit card transaction fees	6,939	7,260	19,951	20,705
Network costs	3,436	3,143	10,227	9,440
Net interchange and debit card transaction fees	$3,503	$4,117	$9,724	$11,265
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
Other Charges, Commissions and Fees. Other charges, commissions and fees for the three months ended September 30, 2020 decreased $1.7 million, or 17.2%, compared to the same period in 2019. The decrease was primarily related to decreases in income from the placement of money market accounts (down $1.3 million) and income from the sale of mutual funds (down $113 thousand), among other things. Other charges, commissions and fees for the nine months ended September 30, 2020 decreased $2.7 million, or 9.6%, compared to the same period in 2019. The decrease included decreases in income from the placement of money market accounts (down $1.6 million); letter of credit fees (down $519 thousand); income from the sale of life insurance (down $398 thousand); and funds transfer service charges (down $200 thousand); among other things. The decreases in these items were partly offset by increases in income from the sale of annuities (up $263 thousand) and mutual funds (up $165 thousand) and an increase in brokerage commissions (up $118 thousand). Income from the placement of money market accounts was impacted by a decrease in market rates. The other aforementioned revenue streams were impacted by fluctuations in transaction volumes.
Net Gain/Loss on Securities Transactions. During the nine months ended September 30, 2020 and 2019, we sold certain available-for-sale securities with amortized costs totaling $1.0 billion and $8.2 billion, respectively. We realized a net gain of $109.0 million on the 2020 sales and a net gain of $265 thousand on the 2019 sales. During the first quarter of 2020, we sold $483.1 million of residential mortgage-backed securities and realized a net gain of $1.9 million on those sales. The proceeds from these sales were reinvested into other residential mortgage-backed securities that had lower pre-payment rates. We also sold $519.1 million of 30-year U.S Treasury securities during the first quarter of 2020 and realized a net gain of $107.1 million on those sales. These U.S. Treasury securities were purchased during the fourth quarter of 2019 to hedge, in effect, against falling interest rates. Prior to their sale, these securities had significant unrealized holding gains as a result of decreases in market interest rates during the first quarter of 2020. We elected to sell these securities to provide liquidity and realize the gains.
During the first nine months of 2019, we purchased and subsequently sold $7.4 billion of U.S. Treasury securities in connection with our tax planning strategies related to the Texas franchise tax. The gross proceeds from the sales of these securities outside of Texas are included in total revenues/receipts from all sources reported for Texas franchise tax purposes, which results in a reduction in the overall percentage of revenues/receipts apportioned to Texas and subjected to taxation under the Texas franchise tax. We realized a net gain of $99 thousand on those sales. We also sold certain available-for-sale U.S. Treasury securities with an amortized cost totaling $548.9 million and certain available-for-sale municipal securities with an amortized cost totaling $310.7 million. We realized a net gain of $166 thousand on those sales. The proceeds from the sales provided short-term liquidity and were subsequently reinvested in other higher yielding securities.
Other Non-Interest Income. Other non-interest income for the three months ended September 30, 2020 increased $361 thousand, or 4.2%, compared to the same period in 2019. The increase was primarily related to an increase in sundry and other miscellaneous income (up $1.3 million) and public finance underwriting fees (up $833 thousand) partly offset by a decrease in gains on the sale of foreclosed and other assets (down $1.3 million), among other things. Sundry and other miscellaneous income during the third quarter of 2020 included $1.0 million related to a Visa rebate and $512 thousand related to settlements. The increase in public finance underwriting fees was primarily related to increased business volumes. Gains on the sale of foreclosed and other assets included a $1.3 million gain on the sale of a branch facility during the third quarter of 2019.
Other non-interest income for the nine months ended September 30, 2020 increased $4.9 million, or 16.5%, compared to the same period in 2019. Other non-interest income during the nine months ended September 30, 2020 included approximately $6.0 million in gains realized on the sale of certain non-hedge related, short-term put options on U.S. Treasury securities with an aggregate notional amount of $500 million. The put options were not exercised and expired in March 2020. The increase in other non-interest income during the nine months ended September 30, 2020 was also partly related to increases in sundry and other miscellaneous income (up $2.4 million), income from customer derivative and trading activities (up $1.6 million) and public finance underwriting fees (up $1.5 million). The aforementioned items were partly offset by decreases in gains on the sale of foreclosed and other assets (down $5.9 million) and income from customer foreign exchange transactions (down $464 thousand), among other things. Sundry and other miscellaneous income during 2020 included $1.0 million related to a Visa volume-related bonus, $512 thousand related to settlements and $2.8 million related to the recovery of prior write-offs. Sundry and other miscellaneous income during 2019 included $1.1 million related to the recovery of prior write-offs, $278 thousand related to a distribution on a private equity investment and $250 thousand related to a settlement. The fluctuations in income from customer derivative and trading activities, public finance underwriting fees and income from foreign exchange transactions were primarily related to changes in business volumes. Gains on the sale of foreclosed and other assets included gains on the sale of various branch and operational facilities totaling $758 thousand and $6.7 million, during the nine months ended September 30, 2020 and 2019, respectively.
Non-Interest Expense
The components of non-interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Salaries and wages	$93,323	$93,812	$282,485	$277,078
Employee benefits	16,074	21,002	59,824	64,579
Net occupancy	25,466	24,202	76,116	64,602
Technology, furniture and equipment	26,482	22,415	77,768	66,236
Deposit insurance	2,372	2,491	7,796	7,752
Intangible amortization	212	274	710	904
Other	38,221	44,668	121,293	132,722
Total	$202,150	$208,864	$625,992	$613,873
Total non-interest expense for the three and nine months ended September 30, 2020 decreased $6.7 million, or 3.2%, and increased $12.1 million, or 2.0%, respectively, compared to the same periods in 2019. Changes in the various components of non-interest expense are discussed below.
Salaries and Wages. Salaries and wages for the three and nine months ended September 30, 2020 decreased $489 thousand, or 0.5%, and increased $5.4 million, or 2.0%, compared to the same periods in 2019. Despite an increase in salaries, due to an increase in the number of employees and normal, annual merit and market increases, salaries and wages during the three months ended September 30, 2020, decreased primarily as a result of decreases in incentive compensation, commissions and stock-based compensation. Salaries and wages during the nine months ended September 30, 2020 increased primarily due to an increase in salaries, due to an increase in the number of employees and normal, annual merit and market increases. This increase was partly offset by an increase in salary costs deferred as loan origination costs, up $5.9 million primarily in connection with the high volume of PPP loan originations during the second quarter of 2020, and decreases in incentive compensation, stock-based compensation and commissions. Salary costs deferred in connection with loan originations will be recognized as a yield adjustment component of interest income over the remaining terms of these loans.

Employee Benefits. Employee benefits expense for the three and nine months ended September 30, 2020 decreased $4.9 million, or 23.5%, and decreased $4.8 million, or 7.4%, compared to the same periods in 2019. The decreases in employee benefits expense were primarily related to decreases in certain discretionary benefit plan expenses and expenses related to our defined benefit retirement and restoration plans partly offset by increases in medical benefits expense and payroll taxes, among other things.
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
Net Occupancy. Net occupancy expense for the three and nine months ended September 30, 2020 increased $1.3 million, or 5.2%, and increased $11.5 million, or 17.8%, respectively, compared to the same periods in 2019. The increase during the three months ended September 30, 2020 was primarily related to increases in depreciation on leasehold improvements (up $842 thousand), property taxes (up $805 thousand) and building depreciation (up $300 thousand), among other things, partly offset by a decrease in repairs and maintenance/service contracts expense (down $602 thousand). The increase during the nine months ended September 30, 2020 was primarily related to increases in lease expense (up $4.5 million), depreciation on leasehold improvements (up $3.2 million), property taxes (up $2.4 million) and building depreciation (up $1.3 million), among other things, partly offset by a decrease in repairs and maintenance/service contracts expense (down $1.2 million). Net occupancy expense was impacted by the commencement of the lease of our new corporate headquarters building in San Antonio in June 2019, as well as renewals of other leases related to existing facilities and new locations, in part related to our expansion within the Houston market area.
Technology, Furniture and Equipment. Technology, furniture and equipment expense for the three and nine months ended September 30, 2020 increased $4.1 million, or 18.1%, and $11.5 million, or 17.4%, respectively, compared to the same periods in 2019. The increases were primarily related to increases in cloud services expense (up $2.6 million and $6.5 million, respectively), depreciation of furniture and equipment (up $1.2 thousand and $3.2 million, respectively), software maintenance (up $299 thousand and $2.1 million respectively) and software amortization (up $481 thousand and $1.1 million, respectively).
Deposit Insurance. Deposit insurance expense totaled $2.4 million and $7.8 million for the three and nine months ended September 30, 2020 compared to $2.5 million and $7.8 million for the three and nine months ended September 30, 2019. Provisions of the CARES Act allow, but do not require, the FDIC to expand deposit insurance coverage for non-interest-bearing transaction accounts through December 31, 2020. Such action could result in additional deposit insurance expense. Other provisions of the CARES Act as well as actions taken by bank regulators, such as potential relief for working with borrowers who are distressed as a result of the effects of COVID-19, could similarly impact aggregate deposit insurance expense.
Other Non-Interest Expense. Other non-interest expense for the three and nine months ended September 30, 2020 decreased $6.4 million, or 14.4%, and $11.4 million, or 8.6%, respectively, compared to the same periods in 2019. The decrease during the three months ended September 30, 2020 included decreases in travel, meals and entertainment expense (down $3.1 million); professional services expense (down $1.6 million); and advertising/promotions expense (down $1.2 million); among other things. The decrease during the nine months ended September 30, 2020 included decreases in travel, meals and entertainment expense (down $6.1 million); advertising/promotions expense (down $3.7 million); professional services expense (down $1.1 million); and business development expense (down $702 thousand); among other things. The decrease in other non-interest expense during the nine months ended September 30, 2020 was also partly due to an increase in costs deferred as loan origination costs, up $1.9 million primarily in connection with the high volume of PPP loan originations during the second quarter of 2020. Costs deferred in connection with loan originations will be recognized as a yield adjustment component of interest income over the remaining terms of these loans. The impact of the aforementioned items was partly offset by increases in donations expense (up $1.1 million), telephone/data communications expense (up $907 thousand), and platform fees related to investment services (up $727 thousand), among other things.

Results of Segment Operations
Our operations are managed along two primary operating segments: Banking and Frost Wealth Advisors. A description of each business and the methodologies used to measure financial performance is described in Note 15 - Operating Segments in the accompanying notes to consolidated financial statements included elsewhere in this report. Net income (loss) by operating segment is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Banking	$93,507	$110,583	$238,023	$334,393
Frost Wealth Advisors	4,130	4,106	13,642	15,403
Non-Banks	(2,581)	(2,853)	(8,784)	(9,878)
Consolidated net income	$95,056	$111,836	$242,881	$339,918
Banking
Net income for the three and nine months ended September 30, 2020 decreased $17.1 million, or 15.4%, and decreased $96.4 million, or 28.8%, respectively, compared to the same periods in 2019. The decrease during the three months ended September 30, 2020 was primarily the result of a $12.3 million increase in credit loss expense, a $9.9 million decrease in net interest income and a $3.5 million decrease in non-interest income partly offset by a $4.8 million decrease in non-interest expense and a $3.9 million decrease in income tax expense. The decrease during the nine months ended September 30, 2020 was primarily the result of a $202.1 million increase in credit loss expense, a $19.8 million decrease in net interest income and a $9.0 million increase in non-interest expense partly offset by a $104.6 million increase in non-interest income and a $29.9 million decrease in income tax expense.
Net interest income for the three and nine months ended September 30, 2020 decreased $9.9 million, or 3.9%, and decreased $19.8 million, or 2.6%, compared to the same periods in 2019. The decreases were primarily related to decreases in the average yields on loans, interest-bearing deposits and federal funds sold and resell agreements combined with, to a significantly lesser extent, decreases in the average volumes of taxable securities (based on amortized cost) and increases in the average volume of interest bearing liabilities. The impact of these items was partly offset by increases in the average volumes of loans and interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) combined with decreases in the average cost of interest-bearing deposit liabilities and other borrowed funds. Net interest income for the first nine months of 2020 was also positively impacted by the additional day as a result of leap year. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.
Credit loss expense for the three and nine months ended September 30, 2020 totaled $20.3 million and $227.5 million, respectively, compared to $8.0 million and $25.4 million for the same periods in 2019. The increases resulted from both our adoption of a new credit loss accounting standard and the adverse events impacting our loan portfolio, including those arising from the COVID-19 pandemic and the significant decline in oil prices. See the sections captioned “Credit Loss Expense” and “Allowance for Credit Losses” elsewhere in this discussion for further analysis of credit loss expense related to loans and off-balance-sheet commitments.
Non-interest income for the three and nine months ended September 30, 2020 decreased $3.5 million, or 6.7% and increased $104.6 million, or 65.0%, respectively, compared to the same periods in 2019. The decrease during the three months ended September 30, 2020 was primarily due to decreases in services charges on deposit accounts; interchange and debit card transaction fees; other charges, commissions and fees; and insurance commissions and fees partly offset by an increase in other non-interest income. The increase during the nine months ended September 30, 2020 was primarily due to a $109.0 million net gain on securities transactions. Excluding the net gain on securities transactions during the nine months ended September 30, 2020, total non-interest income for the Banking segment decreased $4.1 million, or 2.6%, compared to the same period in 2019. This decrease was primarily due to decreases in services charges on deposit accounts; insurance commissions and fees; interchange and debit card transaction fees; and other charges, commissions and fees partly offset by an increase in other non-interest income. The decreases in services charges on deposit accounts during the three and nine months ended September 30, 2020 were primarily related to decreases in overdraft/insufficient funds charges on consumer and commercial accounts due to decreases in transaction volumes. The decreases in interchange and debit card transactions fees during the three and nine months ended September 30, 2020 were impacted by reduced transaction volumes, in part related to the COVID-19 pandemic. The decrease in other charges, commissions and fees during the three and nine months ended September 30, 2020 included decreases in letter of credit fees and funds transfer service charges, among other things. The decreases in insurance commissions and fees for the three and nine months ended September 30, 2020 were the result of decreases in commission income and contingent income, which are further discussed below in relation to Frost Insurance Agency. The increase in other non-interest income during the three months ended September 30, 2020 was primarily related to an increase in sundry and other miscellaneous income and public finance underwriting fees partly offset by a decrease in gains on the sale of foreclosed and other assets, among other things. The increase in other non-interest income during the nine months ended September 30, 2020 included approximately $6.0 million in gains realized on the sale of certain non-hedge related, short-term put options on U.S. Treasury securities with an aggregate notional amount of $500 million. The put options were not exercised and expired in March 2020. The increase in other non-interest income during the nine months ended September 30, 2020 was also partly related to increases in sundry and other miscellaneous income, income from customer derivative and trading activities and public finance underwriting fees. The aforementioned items were partly offset by decreases in gains on the sale of foreclosed and other assets and income from customer foreign exchange transactions, among other things. The fluctuations in 2020 income from customer derivative and trading activities, public finance underwriting fees and income from foreign exchange transactions were primarily related to changes in business volumes. See the analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense decreased $4.8 million, or 2.7%, for the three months ended September 30, 2020 and increased $9.0 million, or 1.7%, for the nine months ended September 30, 2020, compared to the same periods in 2019. The decrease during the three months ended was primarily due to decreases in other non-interest expense and employee benefits partly offset by increases in technology, furniture and equipment expense and net occupancy expense. The increase during the nine months ended was primarily related to increases in technology, furniture and equipment expense, net occupancy expense and salaries and wages partly offset by a decrease in other non-interest expense and employee benefits. The decreases in other non-interest expense during the three and nine months ended September 30, 2020 included decreases in travel, meals and entertainment expense; professional services expense; advertising/promotions expense; and business development expense among other things. The decrease in other non-interest expense during the nine months ended September 30, 2020 was also partly due to an increase in costs deferred as loan origination costs in connection with the high volume of PPP loan originations during the second quarter of 2020. The impact of the aforementioned items was partly offset by increases in donations expense, and telephone/data communications expense, among other things. The decreases in employee benefits expense during the three and nine months ended September 30, 2020 were primarily related to decreases in certain discretionary benefit plan expenses and expenses related to our defined benefit retirement and restoration plans partly offset by increases in medical benefits expense and payroll taxes, among other things. The increases in technology, furniture and equipment expense during the three and nine months ended September 30, 2020 were primarily related to increases in cloud services expense, depreciation of furniture and equipment, software maintenance and software amortization. The increases in net occupancy expense during the three and nine months ended September 30, 2020 were primarily related to increases in depreciation on leasehold improvements, property taxes, and building depreciation, among other things, and, for the nine months ended September 30, 2020, an increase in lease expense. The increases from these items were partly offset by decreases in repairs and maintenance/service contracts expense. The increase in salaries and wages during the nine months ended September 30, 2020 was primarily related to an increase in salaries, due to an increase in the number of employees and normal, annual merit and market increases, partly offset by an increase in salary costs deferred as loan origination costs, primarily in connection with the high volume of PPP loan originations during the second quarter of 2020, and decreases in incentive compensation, stock-based compensation and commissions. See the analysis of these categories of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.
Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $11.5 million and $38.7 million during the three and nine months ended September 30, 2020 compared to $11.7 million and $40.3 million during the three and nine months ended September 30, 2019. The decreases for the three and nine months ended September 30, 2020 were the result of decreases in commission income and contingent incomes. The decreases in commission income were primarily related to decreases in benefit plan commissions and, during the nine months ended September 30, 2020, life insurance commissions partly offset by increases in both commercial lines and personal lines property and casualty commissions and, during the three months ended September 30, 2020, life insurance commissions. The decreases in benefit plan commissions were related to decreased business volumes, premium reductions and flat to lower market rates. The increases in commercial lines and personal lines property and casualty commissions were primarily related to increased rates. The fluctuations in life insurance commissions were related to changes in business volumes. The decrease in contingent income during 2020 was partly due to lower growth and a deterioration in the loss performance of insurance policies previously placed. See the analysis of insurance commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Frost Wealth Advisors
Net income for the three and nine months ended September 30, 2020 increased $24 thousand, or 0.6%, and decreased $1.8 million, or 11.4%, respectively, compared to the same periods in 2019. During the three months ended September 30, 2020 a $2.3 million decrease in non-interest expense was mostly offset by a $1.9 million decrease in non-interest income, a $387 thousand decrease in net interest income and a $7 thousand increase in income tax expense. The decrease in net income during the nine months ended September 30, 2020 was primarily related to a $2.7 million increase in non-interest expense and a $875 thousand decrease in net interest income partly offset by a $1.3 million increase in non-interest income and $467 thousand decrease in income tax expense.
Net interest income for the three and nine months ended September 30, 2020 decreased $387 thousand, or 39.1%, and $875 thousand, or 28.8%, respectively, compared to the same periods in 2019. These decreases were primarily due to decreases in the average funds transfer prices allocated to the funds provided by Frost Wealth Advisors. The decreases in the average funds transfer prices were primarily due to decreases in market interest rates. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.
Non-interest income for the three and nine months ended September 30, 2020 decreased $1.9 million, or 5.1%, and increased $1.3 million, or 1.2%, respectively, compared to the same periods in 2019. The decrease during the three months ended September 30, 2020 was primarily related to a decrease in other charges, commissions and fees. The increase during the nine months end September 30, 2020 was primarily related to an increase in trust and investment management fees partly offset by decreases in other charges, commissions and fees. Trust and investment management fee income is the most significant income component for Frost Wealth Advisors. Investment fees are the most significant component of trust and investment management fees, making up approximately 82.7% of total trust and investment management fees for the first nine months of 2020. Trust and investment management fees during the three and nine months ended September 30, 2020 were impacted by increases in trust investment fees, estate fees and real estate fees and decreases in oil and gas fees and tax fees. The decrease in other charges, commissions and fees during the three months ended September 30, 2020 was primarily related to decreases in income from the placement of money market accounts and mutual funds, among other things, partly offset by an increase in income from the placement of annuities. The decrease in other charges commissions and fees during the nine months ended September 30, 2020 was primarily due to decreases in income from the placement of money market accounts and life insurance, among other things, partly offset by increases in income from the placement of annuities and mutual funds and an increase in brokerage commissions. Income from the placement of money market accounts was impacted by a decrease in market rates. The other aforementioned revenue streams were impacted by fluctuations in transaction volumes. See the analysis of trust and investment management fees, particularly as it relates to the effects of the COVID-19 pandemic, and other charges, commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for the three and nine months ended September 30, 2020 decreased $2.3 million, or 7.1%, and increased $2.7 million, or 2.9%, respectively, compared to the same periods in 2019. The decrease during the three months ended September 30, 2020 was primarily due to decreases in other non-interest expense and salaries and wages. The increase during the nine months ended September 30, 2020 was primarily due to increases in net occupancy expense partly offset by a decrease in other non-interest expense. The decreases in other non-interest expense during the three and nine months ended September 30, 2020 were primarily related to decreases in travel, meals and entertainment expense and professional service expense, among other things. Salaries and wages during the three months ended September 30, 2020 were impacted by decreases in incentive compensation, commissions and stock-based compensation despite an increase in salaries, due to an increase in the number of employees and normal, annual merit and market increases. The increase in net occupancy expense during the nine months end September 30, 2020 was primarily related to an increase in lease expense.
Non-Banks
The Non-Banks operating segment had net losses of $2.6 million and $8.8 million during the three and nine months ended September 30, 2020, respectively, compared to a net losses of $2.9 million and $9.9 million during the same periods in 2019. The decreases in the net losses for the three and nine months ended September 30, 2020 were primarily due to decreases in net interest expense, primarily related to decreases in the average rates paid on our long term borrowings, and increases in income tax benefit.
Income Taxes
During the three months ended September 30, 2020, we recognized income tax expense of $9.5 million, for an effective tax rate of 9.1%, compared to income tax expense of $13.5 million, for an effective tax rate of 10.8%, during the same period in 2019. During the nine months ended September 30, 2020, we recognized income tax expense of $11.5 million, for an effective tax rate of 4.5%, compared to income tax expense of $42.4 million, for an effective tax rate of 11.1%, for the same period in 2019.
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

Average Balance Sheet
Average assets totaled $37.0 billion for the nine months ended September 30, 2020 representing an increase of $5.3 billion, or 16.7%, compared to average assets for the same period in 2019. Earning assets increased $5.0 billion, or 17.0%, during the first nine months of 2020 compared to the same period in 2019. The increase in earning assets was primarily related to a $2.9 billion increase in average interest-bearing deposits, federal funds sold and resell agreements; a $2.6 billion increase in average loans; and a $256.8 million increase in average tax-exempt securities partly offset by a $723.5 million decrease in average taxable securities. Average premises and equipment increased $206.6 million, or 24.8%, in part due to the commencement of the lease on our new downtown San Antonio headquarters in the second quarter of 2019 as well as the commencement of other new leases associated with various new branch locations. Average deposits increased $4.4 billion, or 16.8%, during the first nine months of 2020 compared to the same period in 2019. The increase included a $2.8 billion increase in non-interest bearing deposits and a $1.6 billion increase in interest-bearing deposit accounts. Average non-interest bearing deposits made up 42.7% and 39.1% of average total deposits during the first nine months of 2020 and 2019, respectively.
Loans
Loans were as follows as of the dates indicated:

	September 30, 2020	Percentage of Total	December 31, 2019	Percentage of Total
Commercial and industrial	$4,820,018	26.4%	$5,187,466	35.2%
Energy:
Production	1,108,753	6.1	1,348,900	9.2
Service	163,197	0.9	192,996	1.3
Other	91,418	0.4	110,986	0.8
Total energy	1,363,368	7.4	1,652,882	11.2
Paycheck Protection Program	3,226,980	17.7	—	—
Commercial real estate:
Commercial mortgages	5,412,731	29.7	4,594,113	31.1
Construction	1,274,080	7.0	1,312,659	8.9
Land	320,407	1.8	289,467	2.0
Total commercial real estate	7,007,218	38.5	6,196,239	42.0
Consumer real estate:
Home equity loans	340,226	1.9	375,596	2.6
Home equity lines of credit	434,171	2.4	354,671	2.4
Other	533,356	2.9	464,146	3.1
Total consumer real estate	1,307,753	7.2	1,194,413	8.1
Total real estate	8,314,971	45.7	7,390,652	50.1
Consumer and other	498,540	2.8	519,332	3.5
Total loans	$18,223,877	100.0%	$14,750,332	100.0%
Loans increased $3.5 billion, or 23.5%, compared to December 31, 2019. As further discussed below, during the second quarter of 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Excluding PPP loans, total loans would have otherwise increased $246.6 million, or 1.7%, from December 31, 2019, and decreased $341.4 million, or 2.2%, from total loans of $15.3 billion at March 31, 2020, near the beginning of the COVID-19 pandemic. The majority of our loan portfolio is comprised of commercial and industrial loans, energy loans, and real estate loans. Real estate loans include both commercial and consumer balances. Selected details related to our loan portfolio segments are presented below. Refer to our 2019 Form 10-K for a more detailed discussion of our loan origination and risk management processes. Other than in connection with our making PPP loans as described below, it is possible that the effects of COVID-19 could continue to result in less demand for our loan products.
Commercial and industrial. Commercial and industrial loans decreased $367.4 million, or 7.1%, during the first nine months of 2020. Our commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with our loan policy guidelines. The commercial and industrial loan portfolio also includes commercial leases and purchased shared national credits ("SNC"s).

Energy. Energy loans include loans to entities and individuals that are engaged in various energy-related activities including (i) the development and production of oil or natural gas, (ii) providing oil and gas field servicing, (iii) providing energy-related transportation services, (iv) providing equipment to support oil and gas drilling, (v) refining petrochemicals, or (vi) trading oil, gas and related commodities. Energy loans decreased $289.5 million, or 17.5%, from December 31, 2019. The average loan size, the significance of the portfolio and the specialized nature of the energy industry requires a highly prescriptive underwriting policy. Exceptions to this policy are rarely granted. Due to the large borrowing requirements of this customer base, the energy loan portfolio includes participations and SNCs.
Purchased Shared National Credits. Purchased shared national credits are participations purchased from upstream financial organizations and tend to be larger in size than our originated portfolio. Our purchased SNC portfolio totaled $838.1 million at September 30, 2020, decreasing $110.7 million, or 11.7%, from $948.8 million at December 31, 2019. At September 30, 2020, 41.3% of outstanding purchased SNCs were related to the energy industry while 19.4% were related to the construction industry and 11.3% were related to the real estate management industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the energy and commercial and industrial portfolio, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of our customers. As a matter of policy, we generally only participate in SNCs for companies headquartered in or which have significant operations within our market areas. In addition, we must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.
Commercial Real Estate. Commercial real estate loans totaled $7.0 billion at September 30, 2020, increasing $811.0 million, or 13.1%, compared to $6.2 billion at December 31, 2019. The increase in commercial real estate loans was related to new loan production and the funding of prior committed amounts. The growth was broad-based across various property types and related to both previously existing and new customers. Commercial real estate loans represented 84.3% of total real estate loans at September 30, 2020 compared to 83.8% at December 31, 2019. The majority of our commercial real estate loan portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan. At September 30, 2020, approximately 46% of the outstanding principal balance of our commercial real estate loans were secured by owner-occupied properties.
Consumer Real Estate and Other Consumer Loans. The consumer loan portfolio, including all consumer real estate and consumer installment loans, totaled $1.8 billion at September 30, 2020 and $1.7 billion at December 31, 2019. Consumer real estate loans increased $113.3 million, or 9.5%, from December 31, 2019. Combined, home equity loans and lines of credit made up 59.2% and 61.1% of the consumer real estate loan total at September 30, 2020 and December 31, 2019, respectively. We offer home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans. In general, we do not originate 1-4 family mortgage loans; however, from time to time, we may invest in such loans to meet the needs of our customers or for other regulatory compliance purposes. Consumer and other loans decreased $20.8 million, or 4.0%, from December 31, 2019. The consumer and other loan portfolio primarily consists of automobile loans, overdrafts, unsecured revolving credit products, personal loans secured by cash and cash equivalents and other similar types of credit facilities.
Paycheck Protection Program. In April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Loans covered by the PPP may be eligible for loan forgiveness for certain costs incurred related to payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. The remaining loan balance after forgiveness of any amounts is still fully guaranteed by the SBA. Terms of the PPP loans include the following (i) maximum amount limited to the lesser of $10 million or an amount calculated using a payroll-based formula, (ii) maximum loan term of five years, (iii) interest rate of 1.00%, (iv) no collateral or personal guarantees are required, (v) no payments are required until the date on which the forgiveness amount relating to the loan is remitted to the lender and (vi) loan forgiveness up to the full principal amount of the loan and any accrued interest, subject to certain requirements including that no more than 40% of the loan forgiveness amount may be attributable to non-payroll costs. In return for processing and booking a PPP loan, the SBA paid lenders a processing fee tiered by the size of the loan (5% for loans of not more than $350 thousand; 3% for loans of more than $350 thousand and less than $2 million; and 1% for loans of at least $2 million).

Through September 30, 2020, we have funded approximately $3.3 billion of SBA-approved PPP loans. During the three and nine months ended September 30, 2020, we recognized approximately $21.1 million and $40.4 million, respectively, in PPP loan related deferred processing fees (net of amortization of related deferred origination costs) as yield adjustments and these amounts are included in interest income on loans during each respective period. As a result of the inclusion of these net fees in interest income, the average yield on PPP loans was approximately 3.65% and 3.86% during the three and nine months ended September 30, 2020, respectively, compared to the stated interest rate of 1.0% on these loans. As of September 30, 2020, we expect to recognize additional PPP loan related deferred processing fees (net of deferred origination costs) totaling approximately $58.5 million as a yield adjustment over the remaining terms of these loans.

Non-Performing Assets
Non-performing assets and accruing past due loans are presented in the table below. Troubled debt restructurings on non-accrual status are reported as non-accrual loans. Troubled debt restructurings on accrual status are reported separately.

	September 30, 2020	December 31, 2019
Non-accrual loans:
Commercial and industrial	$21,566	$26,038
Energy	54,041	65,761
Paycheck Protection Program	—	—
Commercial real estate:
Buildings, land and other	13,525	8,912
Construction	680	665
Consumer real estate	1,748	922
Consumer and other	18	5
Total non-accrual loans	91,578	102,303
Restructured loans	3,932	6,098
Foreclosed assets:
Real estate	850	1,084
Other	—	—
Total foreclosed assets	850	1,084
Total non-performing assets	$96,360	$109,485
Ratio of non-performing assets to:
Total loans and foreclosed assets	0.53%	0.74%
Total loans, excluding PPP loans, and foreclosed assets	0.64	0.74
Total assets	0.24	0.32
Accruing past due loans:
30 to 89 days past due	$96,935	$50,784
90 or more days past due	35,706	7,421
Total accruing past due loans	$132,641	$58,205
Ratio of accruing past due loans to total loans:
30 to 89 days past due	0.53%	0.34%
90 or more days past due	0.20	0.05
Total accruing past due loans	0.73%	0.39%
Ratio of accruing past due loans to total loans, excluding PPP loans:
30 to 89 days past due	0.65%	0.34%
90 or more days past due	0.24	0.05
Total accruing past due loans	0.89%	0.39%
Non-performing assets include non-accrual loans, troubled debt restructurings and foreclosed assets. Non-performing assets at September 30, 2020 decreased $13.1 million from December 31, 2019 primarily due to decreases in non-accrual energy loans and commercial and industrial loans, which, for the most part, were related to the recognition of charge-offs, and a decrease in restructured loans. These decreases were partly offset by an increase in non-accrual commercial real estate loans.
Generally, loans are placed on non-accrual status if principal or interest payments become 90 days past due and/or management deems the collectibility of the principal and/or interest to be in question, as well as when required by regulatory requirements. Once interest accruals are discontinued, accrued but uncollected interest is charged to current year operations. Subsequent receipts on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Classification of a loan as non-accrual does not preclude the ultimate collection of loan principal or interest. Non-accrual commercial and industrial loans included one credit relationship in excess of $5.0 million totaling $9.4 million at September 30, 2020. This credit relationship was previously reported as non-accrual with an aggregate balance of $8.4 million at December 31, 2019. Non-accrual energy loans included three credit relationships in excess of $5 million totaling $53.7 million at September 30, 2020 and two credit relationships in excess of $5 million totaling $61.7 million at December 31, 2019. During the nine months ended September 30, 2020, we charged off $68.8 million related to energy loans. Of that amount, $48.8 million related to credit relationships previously reported as non-accrual as of December 31, 2019. Non-accrual real estate loans primarily consist of land development, 1-4 family residential construction credit relationships and loans secured by office buildings and religious facilities. There were no non-accrual commercial real estate loans in excess of $5.0 million at September 30, 2020 or December 31, 2019.
Restructured loans totaled $3.9 million at September 30, 2020 and consisted of a single credit relationship including commercial and industrial loans, a commercial real estate loan and a consumer loan. Restructured loans at December 31, 2019 totaled $6.1 million and consisted of three credit relationships primarily related to commercial real estate.
Foreclosed assets represent property acquired as the result of borrower defaults on loans. Foreclosed assets are recorded at estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for loan losses. Regulatory guidelines require us to reevaluate the fair value of foreclosed assets on at least an annual basis. Our policy is to comply with the regulatory guidelines. Write-downs are provided for subsequent declines in value and are included in other non-interest expense along with other expenses related to maintaining the properties. Write-downs of foreclosed assets totaled $231 thousand during the nine months ended September 30, 2020, while there were no write-downs of foreclosed assets during the nine months ended September 30, 2019.
Accruing past due loans at September 30, 2020 increased $74.4 million compared to December 31, 2019. The increase was primarily related to increases in all loan portfolio segments with the largest increases in past due commercial and industrial loans (up $30.5 million), commercial real estate loans (up $21.2 million) and energy (up $15.5 million).
Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At September 30, 2020 and December 31, 2019, we had $126.0 million and $46.8 million in loans of this type which are not included in any one of the non-performing non-accrual, restructured or 90 days past due loan categories. At September 30, 2020, potential problem loans consisted of 12 credit relationships. Of the total outstanding balance at September 30, 2020, 63.7% was related to the energy industry and 20.6% was related to the hotel/lodging industry. Weakness in these organizations’ operating performance and financial condition, among other factors, have caused us to heighten the attention given to these credits.
Certain borrowers are currently unable to meet their contractual payment obligations because of the adverse effects of COVID-19. In an effort to mitigate these effects, loan customers may apply for a deferral of payments, or portions thereof, for up to 90 days. After 90 days, customers may apply for an additional deferral, and a small proportion of our customers have requested such an additional deferral. In the absence of other intervening factors, such short-term modifications made on a good faith basis are not categorized as troubled debt restructurings, nor are loans granted payment deferrals related to COVID-19 reported as past due or placed on non-accrual status (provided the loans were not past due or on non-accrual status prior to the deferral). The COVID-19 pandemic has contributed to an increased risk of delinquencies, defaults and foreclosures. As a result of the COVID-19 pandemic, a significant number and amount of our loans have experienced ratings downgrades, credit deterioration and defaults. We have a significant amount of loans in certain industries that have been particularly impacted. These include energy, retail/strip centers, hotels/lodging, restaurants, entertainment and commercial real estate, among others. See additional information about the effects of and risks associated with the COVID-19 pandemic in the section captioned “Recent Developments Related to COVID-19” elsewhere in this discussion and Part II. Other Information, Item 1A. Risk Factors elsewhere in this report.

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
Allowance for Credit Losses - Loans. The table below provides, as of the dates indicated, an allocation of the allowance for loan losses by loan portfolio segment; however, allocation of a portion of the allowance to one segment does not preclude its availability to absorb losses in other segments:

	September 30, 2020	June 30, 2020	Post ASC 326 Adoption on January 1, 2020	December 31, 2019
Commercial and industrial	$72,505	$98,536	$72,856	$51,593
Energy	54,631	40,817	26,929	37,382
Commercial real estate	118,593	93,425	17,518	31,037
Consumer real estate	10,277	8,998	6,505	4,113
Consumer and other	7,469	8,285	5,794	8,042
Total	$263,475	$250,061	$129,602	$132,167
Upon the adoption of ASC 326 on January 1, 2020, the total amount of the allowance for credit losses on loans estimated using the CECL methodology decreased $2.6 million compared to the total amount of the allowance for credit losses on loans estimated as of December 31, 2019 using the prior incurred loss model. Fluctuations in the estimated allowances by portfolio segment offset one another, for the most part, and, as a result, the overall estimated amount of allowance for credit losses did not significantly change as a result of the change in methodology. The manner in which credit loss allowances are allocated to the individual portfolio segments was partly impacted by a change in the way the underlying loans within each segment are pooled for modeling purposes. The impact of varying economic conditions and portfolio stress factors are now a component of the credit loss models applied to each modeling pool. In that regard, the amounts allocated to the underlying pools of loans within each portfolio segment more directly reflect the economic variables and portfolio stress factors that correlate with credit losses within each portfolio. Under the prior methodology, allocations in excess of those derived from historical loss rates were recognized as an overlay on each of the various portfolios based upon management judgment. Nonetheless, despite fluctuations in the allocation of portions of the overall allowance to the various portfolio segments, the entire allowance is available to absorb any credit losses within the entire loan portfolio. The remainder of this discussion focuses on expected credit losses estimated as of September 30, 2020 compared to the post ASC 326 estimate of expected credit losses as of January 1, 2020 and, in some cases, June 30, 2020.
The allowance allocated to commercial and industrial loans totaled $72.5 million, or 1.50% of total commercial and industrial loans, at September 30, 2020 decreasing $351 thousand, or 0.5%, compared to $72.9 million, or 1.40% of total commercial and industrial loans, post ASC 326 adoption on January 1, 2020. Modeled expected credit losses increased $11.7 million while Q-Factor adjustments related to commercial and industrial loans decreased $9.4 million. Specific allocations for commercial and industrial loans that were evaluated for expected credit losses on an individual basis decreased from $7.9 million post ASC 326 adoption on January 1, 2020 to $5.3 million at September 30, 2020. The allowance allocated to energy loans totaled $54.6 million, or 4.01% of total energy loans, at September 30, 2020 increasing $27.7 million, or 102.9%, compared to $26.9 million, or 1.63% of total energy loans, post ASC 326 adoption on January 1, 2020. Modeled expected credit losses related to energy loans increased $15.8 million while Q-Factor adjustments related to energy loans increased $23.8 million. Specific allocations for energy loans that were evaluated for expected credit losses on an individual basis totaled $20.2 million post ASC 326 adoption on January 1, 2020. The loans to which these specific allocations were related were subsequently charged off and there were $8.4 million of specific allocations related to energy loans at September 30, 2020. The allowance allocated to commercial real estate loans totaled $118.6 million, or 1.69% of total commercial real estate loans, at September 30, 2020 increasing $101.1 million, or 577.0%, compared to $17.5 million, or 0.28% of total commercial real estate loans, post ASC 326 adoption on January 1, 2020. Modeled expected credit losses related to commercial real estate loans increased $110.6 million while Q-Factor adjustments related to commercial real estate loans decreased $10.5 million. Specific allocations for commercial real estate loans that were evaluated for expected credit losses on an individual basis increased from $383 thousand post ASC 326 adoption on January 1, 2020 to $1.3 million at September 30, 2020. The allowance allocated to consumer real estate loans totaled $10.3 million, or 0.79% of total consumer real estate loans, at September 30, 2020 increasing $3.8 million, or 58.0%, compared to $6.5 million, or 0.54% of total consumer real estate loans, post ASC 326 adoption on January 1, 2020. Modeled expected credit losses related to consumer real estate loans increased $4.3 million while Q-Factor adjustments related to consumer real estate loans decreased $540 thousand. The allowance allocated to consumer loans totaled $7.5 million, or 1.50% of total consumer loans, at September 30, 2020 increasing $1.7 million, or 28.9%, compared to $5.8 million, or 1.12% of total consumer loans, post ASC 326 adoption on January 1, 2020. Modeled expected credit losses related to consumer loans increased $1.8 million while Q-Factor adjustments related to consumer loans decreased $123 thousand.
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
In estimating expected credit losses as of September 30, 2020, we utilized the Moody’s Analytics September 2020 CF Consensus Scenario (the “September CF Scenario”) to forecast the macroeconomic variables used in our models. The September CF Scenario was based on the review of a variety of surveys of baseline forecasts of the U.S. economy. The September CF Scenario projections included, among other things, (i) U.S. Gross Domestic Product (“GDP”) annualized quarterly growth rates of 27.4% and 8.7% in the third and fourth quarters of 2020, respectively, followed by annualized quarterly growth rates in the range of 5.0% to 7.0% during 2021 and 3.0% to 5.0% through the end of the forecast period in the third quarter of 2022; (ii) a U.S. unemployment rate of 8.9% in the third quarter of 2020 improving to 6.6% by the fourth quarter of 2021 and 6.3% by the end of the forecast period in the third quarter of 2022 with Texas unemployment rates slightly less at those dates; and (iii) an average 10 year Treasury rate of 0.64% in the third quarter of 2020, dropping to a low of 0.30% in the third quarter of 2021 and increasing to 0.92% by the end of the forecast period in the third quarter of 2022. The September CF Scenario also projected average oil prices of $42 per barrel in the third quarter of 2020, $38 per barrel in the fourth quarter of 2020, $47 per barrel on average for the year in 2021 and $52 in the third quarter of 2022.
For our estimate of expected credit losses during the first and second quarters of 2020, our outlook for oil prices was significantly more negative as a result of the assumed persistence of the oil price war between Saudi Arabia and Russia and increasing oil supplies in the face of decreasing global demand resulting from the COVID-19 pandemic. As a result, we used significant qualitative adjustments in the determination of the allowance for credit losses on energy loans. For the third quarter of 2020, we continue to make qualitative adjustments related to the impact of oil price volatility in the determination of the allowance for credit losses on energy loans, as further discussed below.
In estimating expected credit losses as of June 30, 2020, we utilized the Moody’s Analytics June 2020 CF Consensus Scenario (the “June CF Scenario”) to forecast the macroeconomic variables used in our models. The June CF Scenario was based on the review of a variety of surveys of baseline forecasts of the U.S. economy. The June CF Scenario projections included, among other things, (i) a 36.9% decline in the U.S. GDP in the second quarter of 2020 followed by a 23.5% rebound in the third quarter of 2020; (ii) a U.S. unemployment rate of 15.8% for in the second quarter of 2020 improving to 9.6% by the fourth quarter of 2020 and 6.5% by the end of the forecast period in the second quarter of 2022 with Texas unemployment rates slightly less at those dates; and (iii) an average 10 year Treasury rate of 0.67% in the second quarter of 2020, dropping to a low of 0.34% in the second quarter of 2021 and increasing to 0.91% by the end of the forecast period in the second quarter of 2022. The June CF Scenario also projected average oil prices of $26 per barrel in the second quarter of 2020, $32 per barrel in the fourth quarter of 2020, $42 per barrel on average for the year in 2021 and $50 in the second quarter of 2022.
The economic forecast used in our initial estimate of expected credit losses under ASC 326 on January 1, 2020 projected that the Texas unemployment rate would remain below 4.0% through 2021. The increases in modeled expected credit losses across all of our loan portfolios as of September 30, 2020 compared to the modeled expected credit losses as of our initial adoption of ASC 326 on January 1, 2020 were primarily the result of changes in our economic forecast, particularly forecasts related to unemployment and the gross domestic product, as well as changes in portfolio volumes and risk attributes, as discussed below.

The overall loan portfolio, excluding PPP loans which are fully guaranteed by the SBA, increased $246.6 million, or 1.7%, which included a $811.0 million, or 13.1%, increase in commercial real estate loans and a $113.3 million, or 9.5%, increase in consumer real estate loans partly offset by a $367.4 million, or 7.1%, decrease in commercial and industrial loans, a $289.5 million, or 17.5%, decrease in energy loans and a $20.8 million, or 4.0% decrease in consumer and other loans. The weighted average risk grade for commercial and industrial loans did not significantly change totaling 6.42 at September 30, 2020 compared to 6.44 at December 31, 2019. Commercial and industrial loans graded “watch” and “special mention” (risk grades 9 and 10) increased $28.8 million during the first nine months of 2020 while classified commercial and industrial loans decreased $9.7 million. Classified loans consist of loans having a risk grade of 11, 12 or 13. The weighted-average risk grade for energy loans increased to 7.39 at September 30, 2020 from 6.39 at December 31, 2019. The increase in the weighted average risk grade was primarily related to a $106.3 million increase in classified energy loans and a $155.7 million increase in energy loans graded “watch” and “special mention,” while pass grade energy loans decreased $551.5 million. The weighted average risk grade for commercial real estate loans increased to 7.33 at September 30, 2020 from 7.07 at December 31, 2019. Commercial real estate loans graded as “watch” and “special mention” increased $435.4 million while classified commercial real estate loans increased $64.4 million.
As noted above our credit loss models utilized the economic forecasts in the Moody’s CF Consensus Scenario for September 2020 in the third quarter of 2020 and the Moody's CF Consensus Scenario for June 2020 in the second quarter of 2020. We qualitatively adjust the model results based on this scenario for various risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These Q-Factor adjustments are discussed below.
Q-Factor adjustments are based upon management judgment and current assessment as to the impact of risks related to changes in lending policies and procedures; economic and business conditions; loan portfolio attributes and credit concentrations; and external factors, among other things, that are not already captured within the modeling inputs, assumptions and other processes. Management assesses the potential impact of such items within a range of severely negative impact to positive impact and adjusts the modeled expected credit loss by an aggregate adjustment percentage based upon the assessment. As a result of this assessment as of September 30, 2020, modeled expected credit losses were adjusted upwards by a weighted-average Q-Factor adjustment of approximately 1.1%, increasing slightly from 0.7% at June 30, 2020 and decreasing from 12.9% upon the adoption of ASC 326 on January 1, 2020 (as further discussed below). The weighted-average Q-Factor adjustment at September 30, 2020 was based on a positive expected impact related to changes in lending policies, procedures and underwriting standards; a limited negative expected impact associated with changes in loan portfolio attributes and concentrations, changes in risk grades, changes in the volumes and severity of loan delinquencies and adverse classifications and potential deterioration of collateral values; and a severely negative impact from other risk factors associated with our commercial real estate construction and land loan portfolios, particularly the risks related to expected extensions.
In connection with our assessment of Q-Factor adjustments for our initial estimate of expected credit losses upon the adoption of ASC 326 on January 1, 2020, modeled expected credit losses were adjusted upwards by a weighted-average Q-Factor adjustment of approximately 12.9%, which included a 10% upward adjustment to modeled expected credit losses related to risks associated with model uncertainty and under-prediction. This adjustment was based upon the results of certain back testing procedures performed on our credit loss models. The Q-Factor adjustment as of September 30, 2020 and June 30, 2020 did not include this additional 10% upward adjustment related to risks associated with model uncertainty and under-prediction. While management believes this adjustment is appropriate in a relatively benign or moderately stressful economic environment, management nonetheless believes this adjustment is not currently appropriate given the extreme levels and volatility in macroeconomic indicators under the current economic conditions and the fact that such conditions are expected to persist for the foreseeable future. The increase in weighted-average Q-Factor adjustment during the third quarter of 2020 compared to the second quarter reflects increased risk primarily associated with our commercial real estate loan portfolio coupled with the increase in the relative proportion of such loans within our total loan portfolio.
Management also made certain other qualitative adjustments for loans within certain industries that are expected to be more significantly impacted by the COVID-19 pandemic and oil price volatility and declines as described below.
In early March 2020, Saudi Arabia announced significant price discounts on oil which resulted in a sharp decrease in global oil prices including the benchmark WTI. Saudi Arabia further announced that it would significantly increase its production leading Russia to respond in kind. These actions arose in the face of increasing global supplies and decreasing global demand. The subsequent worsening global economic outlook and decreased demand resulting from the COVID-19 pandemic resulted in further decreases in energy prices. The WTI price per barrel of crude oil was approximately $40 as of September 30, 2020 up from $20 per barrel as of March 31, 2020 but still down from approximately $61 per barrel as of December 31, 2019. In late March 2020, we established a special Energy Oversight Council to oversee and assess the credit quality of our energy loan portfolio.

As of September 30, 2020, we provided an additional qualitative adjustment for our energy loan portfolio. This adjustment was estimated based on borrowing base determinations for our energy production loans using current engineering valuations and a projected oil price deck of $30 for 2020 and increasing to $36 for 2021 and $40 for 2022. We also perform an analysis of our customers' secondary sources of capital. Through this process at September 30, 2020, we estimated an aggregate borrowing base deficiency on energy production loans totaling approximately $44.4 million compared to an aggregate borrowing base deficiency of approximately $36.0 million at June 30, 2020. The June 30, 2020 borrowing base determinations were also based on a projected oil price deck of $30 for 2020 and increasing to $36 for 2021 and $40 for 2022. Management believes that the aggregate borrowing base deficiency amount should serve as the appropriate level of expected credit losses for energy production loans. Accordingly, this resulted in an additional qualitative adjustment of $24.4 million for energy production loans at September 30, 2020, up from $20.5 million at June 30, 2020.
We performed a separate assessment of other energy loans which are primarily made up of borrowers associated with oilfield services such as transportation and logistics; equipment manufacturing and other services, among other things. Business activity among oilfield service firms has experienced contraction since March 2020; however, there are indications that the pace of contraction has significantly lessened during the third quarter of 2020 relative to the second quarter. There has been a significant decrease in the number of active oil rigs in Texas since March 2020, though the rate of decline in utilization has slowed considerably in the third quarter of 2020 relative to the second quarter. Based on the level of modeled expected credit losses for this portfolio and the expectation of more stabilized conditions with regard to business activity related to oilfield services, we determined that no additional qualitative adjustment for non-production energy loans was necessary as of September 30, 2020. As of June 30, 2020, we provided an additional qualitative adjustment of $5.0 million for non-production energy loans based upon the more negative prevailing outlook for business activity and rig utilization at that time.
In late June 2020, we established a special Commercial Real Estate Oversight Council to oversee and assess the credit quality of our non-owner occupied and construction commercial real estate loan portfolios. Due to the adverse economic effects of the COVID-19 pandemic, management believes these portfolios have an elevated level of risk that requires a higher level of oversight, particularly as it relates to monitoring risk grades, payment deferrals, covenant modifications and structuring issues, among other things.
In estimating current expected credit losses as of September 30, 2020, we determined that our credit loss models for our owner occupied commercial real estate loan portfolio were overly sensitive to the volatility of the forecasted Texas unemployment rate and the forecasted U.S. GDP. The modeled loss rate for this portfolio was significantly higher than the modeled loss rate for our commercial and industrial loan portfolio. Management believes that the loss rates for our owner occupied commercial real estate loan portfolio and our commercial and industrial loan portfolio should be similar due to the fact that that the loans within both portfolios are underwritten with the assumption that the primary repayment source is the cash flow from the operations of the borrower. This differs from non-owner occupied real estate where the primary repayment source is the cash flow generated by the underlying real estate being financed. Furthermore, our owner occupied commercial real estate loan portfolio and our commercial and industrial loan portfolio have a similar customer base. The loans within our owner occupied commercial real estate loan portfolio generally have a longer term than the loans within our commercial and industrial loan portfolio, which increases the modeled loss rate of the portfolio, despite the fact that this portfolio generally experiences lower losses in the case of default due to higher collateral valuations relative to the amount of the underlying loans. In light of the foregoing, management reduced the modeled loss allocation for owner occupied commercial real estate loans by $45.4 million as of September 30, 2020. Of this amount, $3.3 million was reallocated to the non-owner occupied commercial real estate loan portfolio and $2.3 million was reallocated to the commercial real estate construction loan portfolio. Additional qualitative adjustments were made for these portfolios as we believe our borrowers' ability to access the capital markets for the sale or refinancing of assets, including those under construction, may be impaired for a significant amount of time. This would require secondary sources of capital and liquidity to support completed projects, access to which may take considerably longer to stabilize than was expected at the time the loans to these borrowers were originally underwritten. Additionally, management reallocated an additional $27.1 million for specific industries within the commercial real estate loan portfolio that have been particularly impacted by the economic effects of the COVID-19 pandemic, as further discussed below. The net effect of these additional qualitative adjustments, when combined with the aforementioned 1.1% weighted-average Q-Factor adjustment, was an overall negative qualitative adjustment to the allowance for credit losses on commercial real estate loans totaling $8.7 million.
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

	Outstanding Balance at September 30, 2020	Percentage of Total Loans, Excluding PPP Loans	Allocated Allowance	Allocated Allowance as a Percentage of Outstanding Balance
Retail/strip centers	$860,889	5.74%	$19,105	2.22%
Hotels/lodging	281,411	1.88	14,014	4.98
Restaurants	273,625	1.82	13,057	4.77
Entertainment	128,373	0.86	5,821	4.53
Total	$1,544,298	10.30%	$51,997	3.37%
We are continuing to monitor customers in these industries closely. In assessing these portfolios for an additional qualitative adjustment as of September 30, 2020, we performed a comprehensive review of the financial condition and overall outlook of the borrowers within these portfolios. Based on this analysis, we determined that there continues to be an elevated level of risk due to state and nationwide restrictions impacting each of these industries. As a result, we provided an additional qualitative adjustment of $27.1 million, which, for the most part, was allocated to commercial real estate loans. This amount is up from $10.9 million at June 30, 2020.
Activity in the allowance for credit losses on loans is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance at beginning of period	$250,061	$134,929	$132,167	$132,132
Impact of adopting ASC 326	—	—	(2,565)	—
Credit loss expense	23,590	8,001	223,743	25,404
Charge-offs:
Commercial and industrial	(8,605)	(2,705)	(14,815)	(8,782)
Energy	—	(2,000)	(68,842)	(4,000)
Commercial real estate	(242)	—	(3,826)	(617)
Consumer real estate	(1,088)	(557)	(1,508)	(2,936)
Consumer and other	(4,219)	(6,357)	(13,402)	(17,157)
Total charge-offs	(14,154)	(11,619)	(102,393)	(33,492)
Recoveries:
Commercial and industrial	1,121	1,185	3,727	2,870
Energy	—	740	66	816
Commercial real estate	42	46	185	165
Consumer real estate	573	454	1,564	858
Consumer and other	2,242	2,823	6,981	7,806
Total recoveries	3,978	5,248	12,523	12,515
Net charge-offs	(10,176)	(6,371)	(89,870)	(20,977)
Balance at end of period	$263,475	$136,559	$263,475	$136,559

Ratio of allowance for credit losses on loans to:
Total loans	1.45%	0.93%	1.45%	0.93%
Total loans - excluding PPP loans	1.76	0.93	1.76	0.93
Non-accrual loans	287.71	140.14	287.71	140.14
Ratio of annualized net charge-offs to:
Average total loans	0.22	0.17	0.71	0.20
Average total loans - excluding PPP loans	0.27	0.17	0.80	0.20
Credit loss expense related to loans increased $198.3 million during the nine months ended September 30, 2020 compared to the same period in 2019. Credit loss expense related to loans during the nine months ended September 30, 2020 primarily reflects the increase in expected credit losses resulting from a deterioration in forecasted economic conditions and the current and uncertain future impacts associated with the COVID-19 pandemic and recent volatility in oil prices. Credit loss expense also reflects the level of net charge-offs, the deterioration of credit quality and other changes within the loan portfolio during the first nine months of 2020. The ratio of the allowance for credit losses on loans to total loans was 1.45% (1.76% excluding PPP loans) at September 30, 2020 compared to 0.90% at December 31, 2019. Management believes the recorded amount of the allowance for credit losses on loans is appropriate based upon management’s best estimate of current expected credit losses within the existing portfolio of loans. Should any of the factors considered by management in making this estimate change, our estimate of current expect credit losses could also change, which could affect the level of future credit loss expense related to loans.
Allowance for Credit Losses - Off-Balance-Sheet Credit Exposures. Upon the adoption of ASC 326 on January 1, 2020, the total amount of the allowance for credit losses on off-balance-sheet credit exposures estimated using the CECL methodology increased $39.4 million compared to the total amount of the allowance for credit losses on off-balance-sheet credit exposures estimated as of December 31, 2019 using the prior incurred loss model. The increase reflects the impact of assuming portions of all of these commitments will fund in the future and applying our credit loss modeling processes to such amounts as if such amounts were funded loans. Previously, we only recognized a liability for estimated incurred credit losses on off-balance-sheet credit exposures when the borrowers to which such commitments were extended exceeded certain risk grades and had not violated any underlying covenants that would relieve us of any obligation to fund additional amounts under the commitment. Subsequent to the adoption of ASC 326 on January 1, 2020, we recognized credit loss expense related to off-balance-sheet credit exposures totaling $3.8 million during the first nine months of 2020 to increase the amount of the related allowance for credit losses on off-balance-sheet credit exposures to $43.7 million as of September 30, 2020. The increase primarily reflects changes in underlying risk grades and expected utilization of available funds, an increase in overall off-balance-sheet credit exposures and a deterioration in forecasted economic conditions and the current and uncertain future impacts associated with COVID-19. Further information regarding our policies and methodology used to estimate the allowance for credit losses on off-balance-sheet credit exposures is presented in Note 6 - Off-Balance-Sheet Arrangements, Commitments, Guarantees and Contingencies in the accompanying notes to consolidated financial statements.
Capital and Liquidity
Capital. Shareholders’ equity totaled $4.1 billion at September 30, 2020 and $3.9 billion December 31, 2019. In addition to net income of $242.9 million, other sources of capital during the nine months ended September 30, 2020 included other comprehensive income, net of tax, of $237.8 million; $8.2 million related to stock-based compensation and $7.5 million in proceeds from stock option exercises. Additionally, we issued $7.0 million of common stock held in treasury to our 401(k) plan. During the second quarter of 2020, we began to issue shares of our common stock directly to our 401(k) plan in connection with matching contributions. Previously, we contributed the matching contributions in cash which were then utilized to purchase shares of our common stock on the open market. Uses of capital during the nine months ended September 30, 2020 included a $150.0 million redemption of preferred stock, $136.8 million of dividends paid on preferred and common stock, $29.3 million related to the cumulative effect of adopting a new accounting principle and $14.0 million of treasury stock purchases. See Note 1 - Significant Accounting Policies.
The accumulated other comprehensive income/loss component of shareholders’ equity totaled a net, after-tax, unrealized gain of $505.1 million at September 30, 2020 compared to $267.4 million at December 31, 2019. The change was primarily due to a $235.4 million net, after-tax, increase in the net unrealized gain on securities available for sale.
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
We paid a quarterly dividend of $0.71 per common share during the first, second and third quarters of 2020, respectively, and quarterly dividends of $0.67, $0.71 and $0.71 per common share during the first, second and third quarters of 2019, respectively. This equates to a common stock dividend payout ratio of 57.3% and 39.6% during the first nine months of 2020 and 2019, respectively. Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our capital stock may be impacted by certain restrictions described in Note 7 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.
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
Liquidity. As more fully discussed in our 2019 Form 10-K, our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. Our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings as well as maturities of securities and loan amortization. As of September 30, 2020, we had approximately $6.6 billion held in an interest-bearing account at the Federal Reserve. We also have the ability to borrow funds as a member of the Federal Home Loan Bank (“FHLB”). As of September 30, 2020, based upon available, pledgeable collateral, our total borrowing capacity with the FHLB was approximately $2.7 billion. Furthermore, at September 30, 2020, we had approximately $8.1 billion in securities that were unencumbered by a pledge and could be used to support additional borrowings through repurchase agreements or the Federal Reserve discount window, as needed.
Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 7 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At September 30, 2020, Cullen/Frost had liquid assets, including cash and resell agreements, totaling $207.6 million.
Accounting Standards Updates
See Note 17 - Accounting Standards Updates in the accompanying notes to consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on our financial statements.

Consolidated Average Balance Sheets and Interest Income Analysis - Quarter To Date
(Dollars in thousands - taxable-equivalent basis)

	September 30, 2020			September 30, 2019
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$5,887,903	$1,512	0.10%	$1,565,515	$8,759	2.19%
Federal funds sold and resell agreements	31,165	19	0.24	211,756	1,194	2.21
Securities:
Taxable	4,201,559	22,560	2.21	5,278,040	32,122	2.45
Tax-exempt	8,478,804	80,566	4.08	8,166,344	79,617	4.08
Total securities	12,680,363	103,126	3.44	13,444,384	111,739	3.43
Loans, net of unearned discounts	18,149,187	170,127	3.73	14,471,414	188,192	5.16
Total Earning Assets and Average Rate Earned	36,748,618	274,784	3.04	29,693,069	309,884	4.21
Cash and due from banks	512,557			479,357
Allowance for credit losses on loans and securities	(259,973)			(136,783)
Premises and equipment, net	1,053,725			954,989
Accrued interest and other assets	1,380,138			1,257,836
Total Assets	$39,435,065			$32,248,468

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$13,782,790			$9,819,992
Correspondent banks	243,946			207,394
Public funds	558,703			289,079
Total non-interest-bearing demand deposits	14,585,439			10,316,465
Interest-bearing deposits:
Private accounts
Savings and interest checking	8,076,797	313	0.02	6,711,866	1,140	0.07
Money market deposit accounts	8,555,381	1,940	0.09	7,763,380	18,201	0.93
Time accounts	1,120,021	3,116	1.11	1,022,716	4,476	1.74
Public funds	536,917	28	0.02	537,599	1,820	1.34
Total interest-bearing deposits	18,289,116	5,397	0.12	16,035,561	25,637	0.63
Total deposits	32,874,555			26,352,026
Federal funds purchased and repurchase agreements	1,578,122	482	0.12	1,290,963	5,040	1.53
Junior subordinated deferrable interest debentures	136,337	700	2.05	136,279	1,425	4.18
Subordinated notes	98,968	1,164	4.70	98,811	1,164	4.71
Total Interest-Bearing Funds and Average Rate Paid	20,102,543	7,743	0.15	17,561,614	33,266	0.75
Accrued interest and other liabilities	682,525			542,091
Total Liabilities	35,370,507			28,420,170
Shareholders’ Equity	4,064,558			3,828,298
Total Liabilities and Shareholders’ Equity	$39,435,065			$32,248,468
Net interest income		$267,041			$276,618
Net interest spread			2.89%			3.46%
Net interest income to total average earning assets			2.95%			3.76%
For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 21% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis - Year To Date
(Dollars in thousands - taxable-equivalent basis)

	September 30, 2020			September 30, 2019
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$4,491,737	$10,894	0.32%	$1,487,947	$27,226	2.41%
Federal funds sold and resell agreements	127,409	884	0.91	235,612	4,323	2.42
Securities:
Taxable	4,246,298	71,950	2.32	4,969,843	87,125	2.35
Tax-exempt	8,468,372	243,961	4.07	8,211,558	243,628	4.06
Total securities	12,714,670	315,911	3.48	13,181,401	330,753	3.41
Loans, net of unearned discounts	16,902,533	515,912	4.08	14,351,562	566,069	5.27
Total Earning Assets and Average Rate Earned	34,236,349	843,601	3.35	29,256,522	928,371	4.27
Cash and due from banks	525,627			495,222
Allowance for credit losses on loans and securities	(219,312)			(136,271)
Premises and equipment, net	1,040,451			833,861
Accrued interest and other assets	1,371,366			1,228,440
Total Assets	$36,954,481			$31,677,774

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$12,330,235			$9,699,019
Correspondent banks	239,911			204,975
Public funds	471,321			315,249
Total non-interest-bearing demand deposits	13,041,467			10,219,243
Interest-bearing deposits:
Private accounts
Savings and interest checking	7,575,992	1,012	0.02	6,753,063	3,976	0.08
Money market deposit accounts	8,221,183	13,532	0.22	7,682,565	58,370	1.02
Time accounts	1,115,666	11,629	1.39	963,082	11,653	1.62
Public funds	580,437	1,504	0.35	535,034	5,656	1.41
Total interest-bearing deposits	17,493,278	27,677	0.21	15,933,744	79,655	0.67
Total deposits	30,534,745			26,152,987
Federal funds purchased and repurchase agreements	1,378,349	4,005	0.38	1,238,197	15,276	1.63
Junior subordinated deferrable interest debentures	136,323	2,893	2.83	136,265	4,401	4.31
Subordinated notes	98,929	3,492	4.71	98,772	3,492	4.71
Federal Home Loan Bank advances	145,985	318	0.29	—	—	—
Total Interest-Bearing Funds and Average Rate Paid	19,252,864	38,385	0.27	17,406,978	102,824	0.79
Accrued interest and other liabilities	669,297			416,288
Total Liabilities	32,963,628			28,042,509
Shareholders’ Equity	3,990,853			3,635,265
Total Liabilities and Shareholders’ Equity	$36,954,481			$31,677,774
Net interest income		$805,216			$825,547
Net interest spread			3.08%			3.48%
Net interest income to total average earning assets			3.20%			3.80%
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
For modeling purposes, as of September 30, 2020, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 1.9% and 5.3%, respectively, relative to the flat-rate case over the next 12 months, while a 25 basis point ratable decrease in interest rates would result in a negative variance in net interest income of 1.5% relative to the flat-rate case over the next 12 months. The September 30, 2020 model simulations for increased interest rates were impacted by the assumption, for modeling purposes, that we will begin to pay interest on commercial demand deposits (those not already receiving an earnings credit rate) in the fourth quarter of 2020, as further discussed below. For modeling purposes, as of September 30, 2019, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 0.2% and 1.3%, respectively, relative to the flat-rate case over the next 12 months, while 100 and 200 basis point ratable decreases in interest rates would result in negative variances in net interest income of 1.7% and 5.7%, respectively, relative to the flat-rate case over the next 12 months. The September 30, 2019 model simulations for increased interest rates were impacted by the assumption, for modeling purposes, that we would begin to pay interest on commercial demand deposits (those not already receiving an earnings credit rate) in the fourth quarter of 2019, as further discussed below. The likelihood of a decrease in interest rates beyond 25 basis points as of September 30, 2020 was considered remote given prevailing interest rate levels.
The model simulations as of September 30, 2020 indicate that our projected balance sheet is more asset sensitive in comparison to our balance sheet as of September 30, 2019. The shift to a more asset sensitive position was primarily due to an increase in the relative proportion of interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) and federal funds sold to projected average interest-earning assets. Interest-bearing deposits and federal funds sold are more immediately impacted by changes in interest rates in comparison to our other categories of earning assets. The shift to a more asset sensitive position was also partly due to a decrease in the assumed interest rate paid on projected commercial demand deposits (those not already receiving an earnings credit rate), as further discussed below.
We do not currently pay interest on a significant portion of our commercial demand deposits. Any interest rate that would ultimately be paid on these commercial demand deposits would likely depend upon a variety of factors, some of which are beyond our control. Our modeling simulation as of September 30, 2020 assumed a moderate pricing structure with regards to interest payments on commercial demand deposits (those not already receiving an earnings credit) with interest payments assumed to begin in the fourth quarter of 2020. This moderate pricing structure on commercial demand deposits assumes a deposit pricing beta of 25%. The pricing beta is a measure of how much deposit rates reprice, up or down, given a defined change in market rates. Our modeling simulation as of September 30, 2019 assumed a much more aggressive pricing structure with regards to interest payments for commercial demand deposits (those not already receiving and earnings credit) with interest payments assumed to begin in the fourth quarter of 2019. We modified our assumed pricing structure during 2020 compared to 2019 based upon our market observations during the most recent interest rate cycle.
As of September 30, 2020, the effects of a 200 basis point increase and a 25 basis point decrease in interest rates on our derivative holdings would not result in a significant variance in our net interest income.
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
•Ratings downgrades, credit deterioration and defaults in many industries, particularly energy, retail/strip centers, hotels/lodging, restaurants, entertainment and commercial real estate.
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
We Are Subject To Volatility Risk In Crude Oil Prices
As of September 30, 2020, we had $1.4 billion of energy loans which comprised approximately 7.4% of our loan portfolio at that date. Furthermore, energy production and related industries represent a large part of the economies in some of our primary markets. In recent years, actions by certain members of the Organization of Petroleum Exporting Countries (“OPEC”) impacting crude oil production levels have led to increased global oil supplies, which has resulted in significant declines in market oil prices. Decreased market oil prices compressed margins for many U.S. and Texas-based oil producers, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others. In March of 2020, disagreements between members of OPEC signaled that production levels would rise and led to a significant decline in market oil prices. While oil prices have recovered from recent lows, on-going oil price volatility and depressed market oil prices, are expected to continue due to the uncertainties and economic impacts of COVID-19. See the section captioned “Recent Developments Related to COVID-19” in Part I. Financial Information, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this report for further discussion. The price per barrel of crude oil was approximately $40 as of September 30, 2020 down from $61 as of December 31, 2019. We have experienced increased losses within our energy portfolio recently as a result of depressed oil prices and increased oil price volatility, relative to our historical experience. Continued and further depressed oil prices and increased oil price volatility could have further negative impacts on the U.S. economy, in particular, the economies of energy-dominant states such as Texas, and our borrowers and customers.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases we made or were made on our behalf or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended September 30, 2020. Dollar amounts in thousands.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plan at the End of the Period
July 1, 2020 to July 31, 2020	400	(1)	$70.56	—	$—
August 1, 2020 to August 31, 2020	—		—	—	—
September 1, 2020 to September 30, 2020	—		—	—	—
Total	400			—

(1)Repurchases made in connection with the vesting of certain share awards.
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

(1)This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
(2)The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
(3)Formatted as Inline XBRL and contained within the Inline XBRL Instance Document in Exhibit 101.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cullen/Frost Bankers, Inc.
(Registrant)

Date:	October 29, 2020	By:	/s/ Jerry Salinas
Jerry Salinas
Group Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer, Principal Financial
Officer and Principal Accounting Officer)