Form 10-K
period 2020-12-31
CULLEN/FROST BANKERS, INC.
filed 2021-02-05
CIK 39263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended:    December 31, 2020
Or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from    to
Commission file number:    001-13221
CULLEN/FROST BANKERS, INC.
(Exact name of registrant as specified in its charter)

Texas			74-1751768
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
111 W. Houston Street,	San Antonio,	Texas	78205
(Address of principal executive offices)			(Zip code)
(210) 220-4011
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 Par Value	CFR	New York Stock Exchange
Depositary Shares, each representing a 1/40th interest in a share of 4.450% Non-Cumulative Perpetual Preferred Stock, Series B	CFR.PrB	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by non-affiliates, based upon the closing price per share of the registrant’s common stock as reported on The New York Stock Exchange, Inc., was approximately $4.5 billion.
As of January 28, 2021, there were 63,165,980 shares of the registrant’s common stock, $.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2021 Annual Meeting of Shareholders of Cullen/Frost Bankers, Inc. to be held on April 28, 2021 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

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
The Corporation
Cullen/Frost Bankers, Inc., a Texas business corporation incorporated in 1977, is a financial holding company and a bank holding company headquartered in San Antonio, Texas that provides, through its subsidiaries, a broad array of products and services throughout numerous Texas markets. The terms “Cullen/Frost,” “the Corporation,” “we,” “us” and “our” mean Cullen/Frost Bankers, Inc. and its subsidiaries, when appropriate. We offer commercial and consumer banking services, as well as trust and investment management, insurance, brokerage, mutual funds, leasing, treasury management, capital markets advisory and item processing services. At December 31, 2020, Cullen/Frost had consolidated total assets of $42.4 billion and was one of the largest independent bank holding companies headquartered in the State of Texas.
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
We serve a wide variety of industries including, among others, energy, manufacturing, services, construction, retail, telecommunications, healthcare, military and transportation. Our customer base is similarly diverse. While our loan portfolio has a significant concentration of energy-related loans totaling approximately 7.1% of total loans (or 8.2% excluding Paycheck Protection Program loans) at December 31, 2020, we are not dependent upon any single industry or customer.
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
Cullen/Frost’s executive offices are located at 111 W. Houston Street, San Antonio, Texas 78205, and its telephone number is (210) 220-4011.

Subsidiaries of Cullen/Frost
Frost Bank
Frost Bank, the principal operating subsidiary and sole banking subsidiary of Cullen/Frost, is a Texas-chartered bank primarily engaged in the business of commercial and consumer banking through approximately 155 financial centers across Texas in the Austin, Corpus Christi, Dallas, Fort Worth, Houston, Permian Basin, Rio Grande Valley and San Antonio regions. Frost Bank also operates over 1,200 automated-teller machines (“ATMs”) throughout the State of Texas, approximately half of which are operated in connection with a branding arrangement to be the exclusive cash-machine provider for a convenience store chain in Texas. Frost Bank was originally chartered as a national banking association in 1899, but its origin can be traced to a mercantile partnership organized in 1868. At December 31, 2020, Frost Bank had consolidated total assets of $42.4 billion and total deposits of $35.4 billion and was one of the largest commercial banks headquartered in the State of Texas.
Significant services offered by Frost Bank include:
•Commercial Banking. Frost Bank provides commercial banking services to corporations and other business clients. Loans are made for a wide variety of general corporate purposes, including financing for industrial and commercial properties and to a lesser extent, financing for interim construction related to industrial and commercial properties, financing for equipment, inventories and accounts receivable, and acquisition financing. We also originate commercial leases and offer treasury management services.
•Consumer Services. Frost Bank provides a full range of consumer banking services, including checking accounts, savings programs, ATMs, overdraft facilities, installment and real estate loans, home equity loans and lines of credit, drive-in and night deposit services, safe deposit facilities and brokerage services.
•International Banking. Frost Bank provides international banking services to customers residing in or dealing with businesses located in Mexico. These services consist of accepting deposits (generally only in U.S. dollars), making loans (generally only in U.S. dollars), issuing letters of credit, handling foreign collections, transmitting funds, and to a limited extent, dealing in foreign exchange.
•Correspondent Banking. Frost Bank acts as correspondent for approximately 176 financial institutions, which are primarily banks in Texas. These banks maintain deposits with Frost Bank, which offers them a full range of services including check clearing, transfer of funds, fixed income security services, and securities custody and clearance services.
•Trust Services. Frost Bank provides a wide range of trust, investment, agency and custodial services for individual and corporate clients. These services include the administration of estates and personal trusts, as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations. At December 31, 2020, the estimated fair value of trust assets was $38.6 billion, including managed assets of $16.9 billion and custody assets of $21.7 billion.
•Capital Markets - Fixed-Income Services. Frost Bank’s Capital Markets Division supports the transaction needs of fixed-income institutional investors. Services include sales and trading, new issue underwriting, money market trading, advisory services and securities safekeeping and clearance.
•Global Trade Services. Frost Bank's Global Trade Services Division supports international business activities including foreign exchange, international letters of credit and export-import financing, among other things.
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

Competition
There is significant competition among commercial banks in our market areas. In addition, we also compete with other providers of financial services, such as savings and loan associations, credit unions, consumer finance companies, securities firms, insurance companies, insurance agencies, commercial finance and leasing companies, full service brokerage firms and discount brokerage firms. Some of our competitors have greater resources and, as such, may have higher lending limits and may offer other services that are not provided by us. We generally compete on the basis of customer service and responsiveness to customer needs, available loan and deposit products, the rates of interest charged on loans, the rates of interest paid for funds, and the availability and pricing of trust, brokerage and insurance services. For further discussion, see the section captioned “We Operate In A Highly Competitive Industry and Market Area” in Item 1A. Risk Factors.
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
Regulatory Agencies
Cullen/Frost is a legal entity separate and distinct from Frost Bank and its other subsidiaries. As a financial holding company and a bank holding company, Cullen/Frost is regulated under the Bank Holding Company Act of 1956, as amended (“BHC Act”), and it and its subsidiaries are subject to inspection, examination and supervision by the Federal Reserve Board. The BHC Act provides generally for “umbrella” regulation of financial holding companies such as Cullen/Frost by the Federal Reserve Board, and for functional regulation of banking activities by bank regulators, securities activities by securities regulators, and insurance activities by insurance regulators. Cullen/Frost is also under the jurisdiction of the Securities and Exchange Commission (“SEC”) and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. Cullen/Frost’s common stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol “CFR” and our Depositary Shares, each representing a 1/40th interest in a share of our 4.450% Non-Cumulative Perpetual Preferred Stock, Series B, is listed on the NYSE under the trading symbol “CFR PrB.” Accordingly, Cullen/Frost is also subject to the rules of the NYSE for listed companies.
Frost Bank is a Texas state chartered bank and a member of the Federal Reserve System. Accordingly, the Texas Department of Banking and the Federal Reserve Board are the primary regulators of Frost Bank. Deposits at Frost Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits.
All member banks of the Federal Reserve System, including Frost Bank, are required to hold stock in the Federal Reserve System's Reserve Banks in an amount equal to six percent of their capital stock and surplus (half paid to acquire the stock with the remainder held as a cash reserve). Member banks do not have any control over the Federal Reserve System as a result of owning the stock and the stock cannot be sold or traded. The annual dividend rate for member banks with total assets in excess of $10 billion, including Frost Bank, is tied to 10-year U.S. Treasuries with the maximum dividend rate capped at six percent. The total amount of stock dividends that Frost Bank received from the Federal Reserve totaled $313 thousand in 2020, $688 thousand in 2019 and $1.0 million in 2018.
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
The BHC Act, the Bank Merger Act, the Texas Banking Code and other federal and state statutes regulate acquisitions of commercial banks and their parent holding companies. The BHC Act requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition by a bank holding company of more than 5.0% of the voting shares of a commercial bank or its parent holding company. Under the Bank Merger Act, the prior approval of the Federal Reserve Board or other appropriate bank regulatory authority is required for a member bank to merge with another bank or purchase substantially all of the assets or assume any deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the applicant's managerial and financial resources, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system (e.g., systemic risk), the applicant’s performance record under the Community Reinvestment Act (see the section captioned “Community Reinvestment Act” elsewhere in this item) and its compliance with law, including fair housing and other consumer protection laws, and the effectiveness of the subject organizations in combating money laundering activities.

Dividends and Stock Repurchases
The principal source of Cullen/Frost’s liquidity is dividends from Frost Bank. The prior approval of the Federal Reserve Board is required if the total of all dividends declared by a state-chartered member bank in any calendar year would exceed the sum of the bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus or to fund the retirement of preferred stock. Federal law also prohibits a state-chartered, member bank from paying dividends that would be greater than the bank’s undivided profits. Frost Bank is also subject to limitations under Texas state law regarding the level of dividends that may be paid. Under the foregoing dividend restrictions, and while maintaining its “well capitalized” status, Frost Bank could pay aggregate dividends of approximately $503.9 million to Cullen/Frost, without obtaining affirmative governmental approvals, at December 31, 2020. This amount is not necessarily indicative of amounts that may be paid or available to be paid in future periods.
In addition, Cullen/Frost and Frost Bank are subject to other regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank holding company or a bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. Additionally, it is Federal Reserve policy that bank holding companies generally should pay dividends on common stock only out of net income available to common shareholders over the past year and only if the prospective rate of earnings retention appears consistent with the organization's current and expected future capital needs, asset quality and overall financial condition. Federal Reserve policy also provides that a bank holding company should inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the bank holding company's capital structure.
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
Capital Requirements
Cullen/Frost and Frost Bank are each required to comply with applicable capital adequacy standards adopted by the Federal Reserve Board (the “Basel III Capital Rules”). Since fully phased in on January 1, 2019, the Basel III Capital Rules require Cullen/Frost and Frost Bank to maintain the following:
•A minimum ratio of Common Equity Tier 1 (“CET1”) to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” that is composed entirely of CET1 capital (resulting in a minimum ratio of CET1 to risk-weighted assets of 7.0%);
•A minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (resulting in a minimum Tier 1 capital ratio of 8.5%);
•A minimum ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (resulting in a minimum total capital ratio of 10.5%); and
•A minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).
Banking institutions that fail to meet the effective minimum ratios once the capital conservation buffer is taken into account, as detailed above, will be subject to constraints on capital distributions, including dividends and share repurchases, and certain discretionary executive compensation. The severity of the constraints depends on the amount of the shortfall and the institution’s “eligible retained income” (that is, the greater of (i) net income for the preceding four quarters, net of distributions and associated tax effects not reflected in net income and (ii) average net income over the preceding four quarters).
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
In February 2019, the federal bank regulatory agencies issued a final rule (the “2019 CECL Rule”) that revised certain capital regulations to account for changes to credit loss accounting under U.S. GAAP. The 2019 CECL Rule included a transition option that allows banking organizations to phase in, over a three-year period, the day-one adverse effects of adopting a new accounting standard related to the measurement of current expected credit losses (“CECL”) on their regulatory capital ratios (three-year transition option). In March 2020, the federal bank regulatory agencies issued an interim final rule that maintains the three-year transition option of the 2019 CECL Rule and also provides banking organizations that were required under U.S. GAAP (as of January 2020) to implement CECL before the end of 2020 the option to delay for two years an estimate of the effect of CECL on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). We elected to adopt the five-year transition option. Accordingly, a CECL transitional amount totaling $63.7 million has been added back to CET1 as of December 31, 2020. The CECL transitional amount includes $29.3 million related to the cumulative effect of adopting CECL and $34.4 million related to the estimated incremental effect of CECL since adoption.
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
Liquidity Requirements
The Basel III liquidity framework and regulations of the Federal Reserve require that certain banks and bank holding companies measure their liquidity against specific liquidity tests. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. Rules applicable to certain large banking organizations have been implemented for LCR and for NSFR; however, based on our asset size, these rules do not currently apply to Cullen/Frost and Frost Bank.
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
In addition, the FDIA prohibits an insured depository institution from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited), unless it is well capitalized or is adequately capitalized and receives a waiver from the FDIC. A depository institution that is adequately capitalized and accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. In December 2020, the FDIC finalized a rule that is intended to bring the brokered deposits regulations in line with modern deposit taking methods and that may reduce the amount of deposits that would be classified as brokered.
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
Cullen/Frost believes that, as of December 31, 2020, its bank subsidiary, Frost Bank, was “well capitalized” based on the aforementioned ratios. For further information regarding the capital ratios and leverage ratio of Cullen/Frost and Frost Bank see the discussion under the section captioned “Capital and Liquidity” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 9 - Capital and Regulatory Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, elsewhere in this report.
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
Deposit Insurance
Deposits at Frost Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and Frost Bank is subject to deposit insurance assessments to maintain the DIF. Deposit insurance assessments are based on average total assets minus average tangible equity. For larger institutions, such as Frost Bank, the FDIC uses a performance score and a loss-severity score that are used to calculate an initial assessment rate. In calculating these scores, the FDIC uses a bank’s capital level and supervisory ratings and certain financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The FDIC has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations.
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
Enhanced Prudential Standards
The Federal Reserve Board is required to monitor emerging risks to financial stability and enact enhanced supervision and prudential standards applicable to large bank holding companies and certain non-bank covered companies designated as systemically important by the Financial Stability Oversight Council. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) mandates that certain regulatory requirements applicable to these systemically important financial institutions be more stringent than those applicable to other financial institutions. In 2019, the Federal Reserve Board adopted new rules impacting certain capital and liquidity requirements and other enhanced prudential standards. The final rules assign all domestic bank holding companies with $100 billion or more in total consolidated assets to one of four categories of tailored regulatory requirements. Cullen/Frost and Frost Bank are generally not impacted by these rules. The enhanced prudential standards rules, as amended in 2019, require publicly traded bank holding companies with $50 billion or more in total consolidated assets to establish risk committees. Prior to the amendment, the requirement to establish a risk committee was applicable to publicly traded bank holding companies with $10 billion or more in consolidated assets. Cullen/Frost has established and currently maintains a risk committee.
The Volcker Rule
The so-called Volcker Rule under the Dodd-Frank Act restricts banks and their affiliates from engaging in proprietary trading and investing in and sponsoring hedge funds and private equity funds. The Volcker Rule does not significantly impact the operations of Cullen/Frost and its subsidiaries as we do not have any engagement in the businesses prohibited by the Volcker Rule.
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
In December 2019, the Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Comptroller of the Currency (“OCC”) jointly proposed rules that would significantly change existing CRA regulations. The proposed rules are intended to increase bank activity in low- and moderate-income communities where there is significant need for credit, more responsible lending, greater access to banking services, and improvements to critical infrastructure. The proposals change four key areas: (i) clarifying what activities qualify for CRA credit; (ii) updating where activities count for CRA credit; (iii) providing a more transparent and objective method for measuring CRA performance; and (iv) revising CRA-related data collection, record keeping, and reporting. However, the Federal Reserve Board did not join in that proposed rulemaking. In May 2020, the OCC issued its final CRA rule, effective October 1, 2020. The FDIC has not finalized the revisions to its CRA rule. In September 2020, the Federal Reserve Board issued an Advance Notice of Proposed Rulemaking (“ANPR”) that invites public comment on an approach to modernize the regulations that implement the CRA by strengthening, clarifying, and tailoring them to reflect the current banking landscape and better meet the core purpose of the CRA. The ANPR seeks feedback on ways to evaluate how banks meet the needs of low- and moderate-income communities and address inequities in credit access. As such, we will continue to evaluate the impact of any changes to the regulations implementing the CRA and their impact to our financial condition, results of operations, and/or liquidity, which cannot be predicted at this time.
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
The Anti-Money Laundering Act of 2020 (“AMLA”), which amends the Bank Secrecy Act of 1970 (“BSA”), was enacted in January 2021. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; expands enforcement- and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower incentives and protections.

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
In October 2016, the federal banking regulators jointly issued an advance notice of proposed rulemaking on enhanced cyber risk management standards that are intended to increase the operational resilience of large and interconnected entities under their supervision. If established, the enhanced cyber risk management standards would be designed to help reduce the potential impact of a cyber-attack or other cyber-related failure on the financial system. The advance notice of proposed rulemaking addresses five categories of cyber standards: (i) cyber risk governance; (ii) cyber risk management; (iii) internal dependency management; (iv) external dependency management; and (v) incident response, cyber resilience, and situational awareness. In May 2019, the Federal

Reserve announced that it would revisit the Advance Notice of Proposed Rulemaking in the future. In December 2020, the federal banking agencies issued a Notice of Proposed Rulemaking that would require banking organizations to notify their primary regulator within 36 hours of becoming aware of a “computer-security incident” or a “notification incident.” The Notice of Proposed Rulemaking also would require specific and immediate notifications by bank service providers that become aware of similar incidents.
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
In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of our defensive measures, the threat from cyber attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date, other than as described below, we have not detected a material compromise, material data loss or any material financial losses related to cybersecurity attacks, our systems and those of our customers and third-party service providers are under constant threat and attack and it is possible that we could experience significant events in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers. See Item 1A. Risk Factors for a further discussion of risks related to cybersecurity.
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

Human Capital Resources
At December 31, 2020, we employed 4,685 full-time equivalent employees. At that date, the average tenure of all of our full-time employees was over 10 years while the average tenure of our executive officers was over 31 years. None of our employees are represented by collective bargaining agreements. We believe our employee relations to be good.
Oversight of our corporate culture is an important element of our board of director’s oversight of risk because our people are critical to the success of our corporate strategy. Our board sets the “tone at the top,” and holds senior management accountable for embodying, maintaining, and communicating our culture to employees. In that regard, our culture is designed to promote commitment to making people's lives better and to uphold that principle in everything we do. That commitment has been a central pillar in our approach to our employees, our planet and the communities we have proudly served for over 150 years. Our culture is designed to adhere to the timeless values of integrity, caring and excellence. In keeping with that culture, we expect our people to treat each other and our customers with the highest level of honesty and respect, go out of their way to do the right thing, and we strive to be a force for good in everyday life. We dedicate resources to promote a safe and inclusive workplace; attract, develop and retain talented, diverse employees; promote a culture of integrity, caring and excellence; and reward and recognize employees for both the results they deliver and, importantly, how they deliver them. We also seek to design careers with our company that are fulfilling ones, with competitive compensation and benefits alongside a positive work-life balance. We also dedicate resources to fostering professional and personal growth with continuing education, on-the-job training and development programs. This devotion to our people has earned us a spot on Forbes magazine's Best Employers list.
Our employees are key to our success as an organization. We are committed to attracting, retaining and promoting top quality talent regardless of sex, sexual orientation, gender identity, race, color, national origin, age, religion and physical ability. We strive to identify and select the best candidates for all open positions based on qualifying factors for each job. We are dedicated to providing a workplace for our employees that is inclusive, supportive, and free of any form of discrimination or harassment; rewarding and recognizing our employees based on their individual results and performance; and recognizing and respecting all of the characteristics and differences that make each of our employees unique.
We believe employing a diverse workforce enhances our ability to serve our customers and our communities. By promoting and fostering a workforce that we believe is reflective of our customers and communities, we seek to better understand the financial needs of our prospects and customers and provide them with relevant financial service products. Understanding and supporting our community has always been a priority to us. We have established a voluntary, employee-led and staffed team that is committed to touching and improving the lives of people that live and work in our community. Additionally, we provide employees the opportunity to use paid time off to perform community service activities in their choice of ways. In 2020, this amounted to over 7,100 hours of community service performed by our employees. Our efforts are designed to enrich the lives of not only those that are in need but also the lives of our employees who participate in these meaningful and rewarding opportunities.
We believe embracing and understanding diversity has and will continue to make us a stronger company. We also believe that our diverse workforce is representative of our customers in the community and enables us to better serve our customers, enhancing our success as an organization. As we move forward, we will continue to embrace diversity and approach it in a manner consistent with our philosophy, by focusing on our employees, our customers, and our community.

Information About Our Executive Officers
The names, ages as of December 31, 2020, recent business experience and positions or offices held by each of the executive officers of Cullen/Frost are as follows:

Name and Position Held	Age	Recent Business Experience

Phillip D. Green Chairman of the Board, Chief Executive Officer and Director of Cullen/Frost	66	Officer of Frost Bank since July 1980. Group Executive Vice President, Chief Financial Officer of Cullen/Frost from October 1995 to January 2015. President of Cullen/Frost from January 2015 to March 2016. Chairman of the Board and Chief Executive Officer of Cullen/Frost since April 2016.
Patrick B. Frost Director of Cullen/Frost, President of Frost Bank, Group Executive Vice President, Frost Wealth Advisors of Frost Bank and President of Frost Insurance	60	Officer of Frost Bank since 1985. President of Frost Bank from August 1993 to present. Director of Cullen/Frost from May 1997 to present. Group Executive Vice President, Frost Wealth Advisors of Frost Bank from April 2016 to present. President of Frost Insurance since October 2014.
Jerry Salinas Group Executive Vice President, Chief Financial Officer of Cullen/Frost	62	Officer of Frost Bank since March 1986. Senior Executive Vice President, Treasurer of Cullen/Frost from 1997 to January 2015. Group Executive Vice President, Chief Financial Officer of Cullen/Frost since January 2015.
Annette Alonzo Group Executive Vice President, Chief Human Resources Officer of Frost Bank	52	Officer of Frost Bank since 1993. Executive Vice President, Human Resources of Frost Bank from July 2006 to January 2015. Senior Executive Vice President, Human Resources of Frost Bank from January 2015 to July 2015. Group Executive Vice President, Human Resources of Frost Bank from July 2015 to March 2016. Group Executive Vice President, Chief Human Resources Officer of Frost Bank since April 2016.
Robert A. Berman Group Executive Vice President, Research and Strategy of Frost Bank	58	Officer of Frost Bank since January 1989. Group Executive Vice President, Research and Strategy of Frost Bank since May 2001.
Paul H. Bracher President of Cullen/Frost and Group Executive Vice President, Chief Banking Officer of Frost Bank	64	Officer of Frost Bank since January 1982. President, State Regions of Frost Bank from February 2001 to January 2015. Group Executive Vice President, Chief Banking Officer of Frost Bank from January 2015 to present. President of Cullen/Frost since April 2016.
William L. Perotti Group Executive Vice President, Chief Credit Officer of Frost Bank	63	Officer of Frost Bank since December 1982. Group Executive Vice President, Chief Credit Officer of Frost Bank from May 2001 to January 2015. Group Executive Vice President, Chief Risk Officer of Frost Bank from April 2005 to January 2019. Chief Credit Officer of Frost Bank since January 2019.
Carol Severyn Group Executive Vice President, Chief Risk Officer of Frost Bank	56	Officer of Frost Bank since December 1993. Executive Vice President and Auditor of Frost Bank from January 2004 to January 2019. Group Executive Vice President, Chief Risk Officer of Frost Bank since January 2019.
Jimmy Stead Group Executive Vice President, Chief Consumer Banking Officer of Frost Bank	45	Officer of Frost Bank since July 2001. Senior Vice President Electronic Commerce Operations of Frost Bank from October 2007 to December 2015, Executive Vice President, Electronic Commerce Operations of Frost Bank from January 2016 to January 2017. Group Executive Vice President, Chief Consumer Banking Officer of Frost Bank since January 2017.
James L. Waters Group Executive Vice President, General Counsel and Secretary of Cullen/Frost	54	Officer of Frost Bank since March 2018. Group Executive Vice President, General Counsel and Secretary of Cullen/Frost since March 2018. Prior to joining Frost, Mr. Waters was a partner at the law firm Haynes and Boone LLP.
Candace Wolfshohl Group Executive Vice President, Culture and People Development of Frost Bank	60	Officer of Frost Bank since 1989. Executive Vice President, Staff Development of Frost Bank from January 2008 to January 2015. Senior Executive Vice President, Staff Development of Frost Bank from January 2015 to July 2015. Group Executive Vice President, Culture and People Development of Frost Bank since July 2015.
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
Risks Related To Our Business
Interest Rate Risks
We Are Subject To Interest Rate Risk
Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Open Market Committee. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, and (iii) the average duration of our mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Some foreign central banks have moved to a negative interest rate environment, which has exerted downward pressure on the profitability of banks in those regions and this interest rate trend could extend to the United States. Any substantial, unexpected, or prolonged change in market interest rates could have a material adverse effect on our business, financial condition and results of operations. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section captioned “Net Interest Income” and Item 7A. Quantitative and Qualitative Disclosures About Market Risk elsewhere in this report for further discussion related to interest rate sensitivity and our management of interest rate risk.

We May Be Adversely Impacted By The Transition From LIBOR As A Reference Rate
In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (“LIBOR”). In November 2020, the administrator of LIBOR announced it will consult on its intention to extend the retirement date of certain offered rates whereby the publication of the one week and two month LIBOR offered rates will cease after December 31, 2021; but, the publication of the remaining LIBOR offered rates will continue until June 30, 2023. Given consumer protection, litigation, and reputation risks, the bank regulatory agencies have indicated that entering into new contracts that use LIBOR as a reference rate after December 31, 2021, would create safety and soundness risks and that they will examine bank practices accordingly. Therefore, the agencies encouraged banks to cease entering into new contracts that use LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021.
It is not possible to predict what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments. In particular, regulators, industry groups and certain committees (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fall-back language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., AMERIBOR or the Secured Overnight Financing Rate as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments. At this time, it is not possible to predict whether these specific recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments.
We have a significant number of loans, derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR has resulted in and could continue to result in added costs and employee efforts and could present additional risk. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.
Credit and Lending Risks
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
As of December 31, 2020, approximately 75.6% of our loan portfolio consisted of commercial and industrial, energy, construction and commercial real estate mortgage loans. These types of loans are generally viewed as having more risk of default and are typically larger than residential real estate loans or consumer loans. Because our loan portfolio contains a significant number of commercial and industrial, energy, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. Increases in non-performing loans have resulted in a net loss of earnings from particular loans, an increase in credit loss expense and an increase in loan charge-offs, and these and future instances could have a material adverse effect on our business, financial condition and results of operations. See the section captioned “Loans” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this report for further discussion related to commercial and industrial, energy, construction and commercial real estate loans.

Our Allowance For Credit Losses May Be Insufficient
We maintain allowances for credit losses on loans, securities and off-balance sheet credit exposures. In the case of loans and securities, allowances for credit losses are contra-asset valuation accounts that are deducted from the amortized cost basis of these assets to present the net amount expected to be collected. In the case of off-balance-sheet credit exposures, the allowance for credit losses is a liability account reported as a component of accrued interest payable and other liabilities in our consolidated balance sheets. The amount of each allowance account represents management's best estimate of current expected credit losses on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. As a result, the determination of the appropriate level of allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates related to current and expected future credit risks and trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers and securities issuers; new information regarding existing loans, credit commitments and securities holdings; and identification of additional problem loans, ratings down-grades and other factors, both within and outside of our control, may require an increase in the allowances for credit losses on loans, securities and off-balance sheet credit exposures. In addition, bank regulatory agencies periodically review our allowance for credit losses and may require an increase in credit loss expense or the recognition of further loan charge-offs, based on judgments different than those of management. Furthermore, if any charge-offs related to loans, securities or off-balance sheet credit exposures in future periods exceed our allowances for credit losses on loans, securities or off-balance sheet credit exposures, we will need to recognize additional credit loss expense to increase the applicable allowance. Any increase in the allowance for credit losses on loans, securities and/or off-balance sheet credit exposures will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our business, financial condition and results of operations. See the section captioned “Allowance for Credit Losses” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this report for further discussion related to our process for determining the appropriate level of the allowance for credit losses.
We Are Subject to Risk Arising From Conditions In The Commercial Real Estate Market
As of December 31, 2020, commercial real estate mortgage loans comprised approximately 31.3% of our loan portfolio. Commercial real estate mortgage loans generally involve a greater degree of credit risk than residential real estate mortgage loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulations. In recent years, commercial real estate markets have been experiencing substantial growth, and increased competitive pressures have contributed significantly to historically low capitalization rates and rising property values. Furthermore, commercial real estate markets have been particularly impacted by the economic disruption resulting from the COVID-19 pandemic. Accordingly, the federal banking regulatory agencies have expressed concerns about weaknesses in the current commercial real estate market. Failures in our risk management policies, procedures and controls could adversely affect our ability to manage this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which, accordingly, could have a material adverse effect on our business, financial condition and results of operations.
We Are Subject To Volatility Risk In Crude Oil Prices
As of December 31, 2020, we had $1.2 billion of energy loans which comprised approximately 7.1% (or 8.2% excluding Paycheck Protection Program loans) of our loan portfolio at that date. Furthermore, energy production and related industries represent a large part of the economies in some of our primary markets. In recent years, actions by certain members of the Organization of Petroleum Exporting Countries (“OPEC”) impacting crude oil production levels have led to increased global oil supplies which has resulted in significant declines in market oil prices. Decreased market oil prices compressed margins for many U.S. and Texas-based oil producers, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others. In March of 2020, disagreements between members of OPEC signaled that production levels would rise and led to a significant decline in market oil prices. While oil prices have recovered from those recent lows, on-going oil price volatility and depressed market oil prices, are expected to continue due to the uncertainties and economic impacts of COVID-19. The price per barrel of crude oil was approximately $48 at December 31, 2020 down from $61 at December 31, 2019. We have experienced increased losses within our energy portfolio in recent years which were impacted by oil price volatility, relative to our historical experience. Continued and further depressed oil prices and increased oil price volatility could have further negative impacts on the U.S. economy, in particular, the economies of energy-dominant states such as Texas, and our borrowers and customers.
We Are Subject To Environmental Liability Risk Associated With Lending Activities
A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or ability to sell the affected property. Environmental reviews of real property before initiating foreclosure actions may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our business, financial condition and results of operations.
Liquidity Risk
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
Operational Risks
Our Accounting Estimates and Risk Management Processes Rely On Analytical and Forecasting Models
The processes we use to estimate our expected credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depends upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models we use for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models we use for estimating our expected credit losses are inadequate, the allowance for credit losses may not be sufficient to support future charge-offs. If the models we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.

The Value Of Our Goodwill and Other Intangible Assets May Decline In The Future
As of December 31, 2020, we had $656.5 million of goodwill and other intangible assets. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of Cullen/Frost’s common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets which could have a material adverse effect on our business, financial condition and results of operations.
We Are Subject To Risk Arising From Failure Or Circumvention Of Our Controls and Procedures
Our internal controls, disclosure controls and procedures, and corporate governance policies and procedures are based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures; failure to comply with regulations related to controls and procedures; or failure to comply with our corporate governance policies and procedures could have a material adverse effect on our reputation, business, financial condition and results of operations. Furthermore, notwithstanding the proliferation of technology and technology-based risk and control systems, our businesses ultimately rely on people as our greatest resource, and, from time-to-time, they make mistakes or engage in violations of applicable policies, laws, rules or procedures that are not always caught immediately by our technological processes or by our controls and other procedures, which are intended to prevent and detect such errors or violations. Human errors, malfeasance and other misconduct, including the intentional misuse of client information in connection with insider trading or for other purposes, even if promptly discovered and remediated, can result in reputational damage or legal risk and have a material adverse effect on our business, financial condition and results of operations.
New Lines Of Business, Products Or Services and Technological Advancements May Subject Us To Additional Risks
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
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology driven products and services or be successful in marketing these products and services to our customers. In addition, our implementation of certain new technologies, such as those related to artificial intelligence and algorithms, in our business processes may have unintended consequences due to their limitations or our failure to use them effectively. In addition, cloud technologies are also critical to the operation of our systems, and our reliance on cloud technologies is growing. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on our business, financial condition and results of operations.
Furthermore, any new line of business, new product or service and/or new technology could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business, new products or services and/or new technologies could have a material adverse effect on our business, financial condition and results of operations.
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
Our Information Systems May Experience Failure, Interruption Or Breach In Security
In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. Any failure, interruption or breach in security of these systems could result in significant disruption to our operations. Information security breaches and cybersecurity-related incidents include, but are not limited to, attempts to access information, including customer and company information, malicious code, computer viruses and denial of service attacks that could result in unauthorized access, misuse, loss or destruction of data (including confidential customer information), account takeovers, unavailability of service or other events. These types of threats may derive from human error, fraud or malice on the part of external or internal parties, or may result from accidental technological failure. Our technologies, systems, networks and software have been and continue to be subject to cybersecurity threats and attacks, which range from uncoordinated individual attempts to sophisticated and targeted measures directed at us. See the section captioned “Supervision and Regulation - Cybersecurity” included in Item 1. Business elsewhere in this report for discussion of a data security incident we experienced in 2018. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased.
Our customers and employees have been, and will continue to be, targeted by parties using fraudulent e-mails and other communications in attempts to misappropriate passwords, bank account information or other personal information or to introduce viruses or other malware through “Trojan horse” programs to our information systems, the information systems of our merchants or third party service providers and/or our customers' personal devices, which are beyond our security control systems. Though we endeavor to mitigate these threats through product improvements, use of encryption and authentication technology and customer and employee education, such cyber attacks against us, our merchants, our third party service providers and our customers remain a serious issue and have been successful in the past.

Even the most well protected information, networks, systems and facilities remain potentially vulnerable to attempted security breaches or disruptions because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is virtually impossible for us to entirely mitigate this risk. While we maintain specific “cyber” insurance coverage, which would apply in the event of various breach scenarios, the amount of coverage may not be adequate in any particular case. Furthermore, because cyber threat scenarios are inherently difficult to predict and can take many forms, some breaches may not be covered under our cyber insurance coverage. A security breach or other significant disruption of our information systems or those related to our customers, merchants or our third party vendors, including as a result of cyber attacks, could (i) disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our customers; (ii) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of confidential, sensitive or otherwise valuable information of ours or our customers; (iii) result in a violation of applicable privacy, data breach and other laws, subjecting us to additional regulatory scrutiny and exposing us to civil litigation, governmental fines and possible financial liability; (iv) require significant management attention and resources to remedy the damages that result; or (v) harm our reputation or cause a decrease in the number of customers that choose to do business with us. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
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
We Are Subject To Litigation Risk Pertaining To Intellectual Property
Banking and other financial services companies, including us, rely on technology companies to provide information technology products and services necessary to support day-to-day operations. Technology companies frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they have purchased or otherwise obtained. Competitors of our vendors, or other individuals or companies, have from time to time claimed to hold intellectual property sold to us by our vendors and we are, and may in the future be, named as defendants in various related litigation. Such claims may increase in the future as the financial services sector becomes more reliant on information technology vendors. The plaintiffs in these actions frequently seek injunctions and substantial damages and may also seek to enter into licensing agreements with us to obtain ongoing fees.

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
External and Market-Related Risks
Our Profitability Depends Significantly On Economic Conditions In The State Of Texas
Our success depends primarily on the general economic conditions of the State of Texas and the specific local markets in which we operate. Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers across Texas through financial centers in the Austin, Corpus Christi, Dallas, Fort Worth, Houston, Permian Basin, Rio Grande Valley and San Antonio regions. The local economic conditions in these areas have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. Moreover, all of the securities in our municipal bond portfolio were issued by political subdivisions or agencies within the State of Texas. A significant decline in general economic conditions in Texas, whether caused by recession, inflation, unemployment, changes or prolonged stagnation in oil prices, changes in securities markets, acts of terrorism, outbreak of hostilities or other international or domestic occurrences or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our business, financial condition and results of operations.
We Are Subject to Risk Arising From The Soundness Of Other Financial Institutions and Counterparties
Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to us. Any such losses could have a material adverse effect on our business, financial condition and results of operations.
We Operate In A Highly Competitive Industry and Market Area
We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources than us. Such competitors primarily include national, regional, and community banks within the various markets where we operate. Recent regulation has reduced the regulatory burden of large bank holding companies, and raised the asset thresholds at which more onerous requirements apply, which could cause certain large bank holding companies with less than $250 billion in total consolidated assets, which were previously subject to more stringent enhanced prudential standards, to become more competitive or to pursue expansion more aggressively.

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
Additionally, consumers can maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. Further, many of our competitors have fewer regulatory constraints and may have lower cost structures than us. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can. Our ability to compete successfully depends on a number of factors, including, among other things, (i) the ability to develop, maintain and build long-term customer relationships based on top quality service, high ethical standards and safe, sound assets; (ii) the ability to expand within our marketplace and with our market position; (iii) the scope, relevance and pricing of products and services offered to meet customer needs and demands; (iv) the rate at which we introduce new products and services relative to our competitors; (v) customer satisfaction with our level of service; and (vi) industry and general economic trends. Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.
Compliance and Regulatory Risks
We Are Subject To Extensive Government Regulation and Supervision and Related Enforcement Powers and Other Legal Remedies
We, primarily through Cullen/Frost, Frost Bank and certain non-bank subsidiaries, are subject to extensive federal and state regulation and supervision, which vests a significant amount of discretion in the various regulatory authorities. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. These regulations and supervisory guidance affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies or supervisory guidance, including changes in interpretation or implementation of statutes, regulations, policies or supervisory guidance, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, policies or supervisory guidance could result in enforcement and other legal actions by Federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, the revocation of a banking charter, enforcement actions or sanctions by regulatory agencies, significant fines and civil money penalties and/or reputational damage. In this regard, government authorities, including the bank regulatory agencies, are pursuing aggressive enforcement actions with respect to compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived compliance failures. Directives issued to enforce such actions may be confidential and thus, in some instances, we are not permitted to publicly disclose these actions. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations. See the sections captioned “Supervision and Regulation” included in Item 1. Business and Note 9 - Capital and Regulatory Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data elsewhere in this report.

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
Risks Related to Acquisition Activity
Potential Acquisitions May Disrupt Our Business and Dilute Stockholder Value
We generally seek merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things, (i) potential exposure to unknown or contingent liabilities of the target company; (ii) exposure to potential asset quality issues of the target company; (iii) potential disruption to our business; (iv) potential diversion of our management’s time and attention; (v) the possible loss of key employees and customers of the target company; (vi) difficulty in estimating the value of the target company; and (vii) potential changes in banking or tax laws or regulations that may affect the target company.
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
Acquisitions May Be Delayed, Impeded, Or Prohibited Due To Regulatory Issues
Acquisitions by financial institutions, including us, are subject to approval by a variety of federal and state regulatory agencies (collectively, “regulatory approvals”). The process for obtaining these required regulatory approvals has become substantially more difficult since the global financial crisis, and our ability to engage in certain merger or acquisition transactions depends on the bank regulators' views at the time as to our capital levels, quality of management, and overall condition, in addition to their assessment of a variety of other factors, including our compliance with law. Regulatory approvals could be delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues we have, or may have, with regulatory agencies, including, without limitation, issues related to Bank Secrecy Act compliance, Community Reinvestment Act issues, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations and other laws and regulations. We may fail to pursue, evaluate or complete strategic and competitively significant acquisition opportunities as a result of our inability, or perceived or anticipated inability, to obtain regulatory approvals in a timely manner, under reasonable conditions or at all. Difficulties associated with potential acquisitions that may result from these factors could have a material adverse effect on our business, financial condition and results of operations.
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
As more fully discussed in Note 9 - Capital and Regulatory Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data elsewhere in this report, our ability to declare or pay dividends on our common stock may also be subject to certain restrictions in the event that we elect to defer the payment of interest on our junior subordinated deferrable interest debentures or do not declare and pay dividends on our Series B Preferred Stock.
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
Risks Related to the COVID-19 Pandemic
Our business, financial condition, liquidity and results of operations have been, and will likely continue to be, adversely affected by the COVID-19 pandemic.
The COVID-19 pandemic has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, our business, financial condition, liquidity and results of operations. The extent to which the COVID-19 pandemic will continue to negatively affect our business, financial condition, liquidity and results of operations will depend on future developments, which are highly uncertain and cannot be predicted and many of which are outside of our control, including the scope and duration of the pandemic, the effectiveness of our Business Continuity and Health Emergency Response plans, the direct and indirect impact of the pandemic on our employees, customers, clients, counterparties and service providers, as well as other market participants, and actions taken, or that may yet be taken, or inaction, by governmental authorities and other third parties in response to the pandemic.

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
•Heightened cybersecurity, information security and operational risks as a result of a remote workforce and impacts on our service providers.
Any disruption to our ability to deliver financial products or services to, or interact with, our clients and customers could result in losses or increased operational costs, regulatory fines, penalties and other sanctions, or harm our reputation.
As noted in the section captioned “Recent Developments Related to COVID-19” in Part II. Financial Information, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this report, the Federal Reserve has taken various actions and the U.S. government has enacted several fiscal stimulus measures to counteract the economic disruption caused by the COVID-19 pandemic and provide economic assistance to individual households and businesses, stabilize the markets and support economic growth. The ultimate success of these measures is unknown and they may not be sufficient to fully mitigate the negative impact of the COVID-19 pandemic. We face an increased risk of litigation and governmental, regulatory and third-party scrutiny as a result of the effects of COVID-19 on market and economic conditions and actions governmental authorities take in response to those conditions. Furthermore, various governmental programs such as the PPP are complex and our participation may lead to additional litigation and governmental, regulatory and third-party scrutiny, negative publicity and damage to our reputation. For further discussion of litigation, see Note 8 – Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contingencies in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data elsewhere in this report. In addition, our participation in the PPP as a lender may adversely affect our revenue and results of operations depending on the timing and amount of forgiveness, if any, to which our borrowers will be entitled.
The length of the pandemic and the efficacy of the extraordinary measures being put in place to address it are unknown. Until the pandemic subsides, we expect continued draws on lines of credit, reduced fee income and revenues related to investment management, insurance and brokerage operations and increased customer and client defaults, including defaults of unsecured loans. Even after the pandemic subsides, the U.S. economy may continue to experience a recession, and we anticipate our businesses would be materially and adversely affected by a prolonged recession. To the extent the pandemic adversely affects our business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described below. See the section captioned “Recent Developments Related to COVID-19” in Part II. Financial Information, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this report for further discussion.

General Risk Factors
We are Subject To Risk From Fluctuating Conditions In The Financial Markets and Economic and Political Conditions Generally
Our success depends, to a certain extent, upon local, national and global economic and political conditions, as well as governmental monetary policies. Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the markets where we operate, in the State of Texas and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by a decline in economic growth both in the U.S. and internationally; declines in business activity or investor or business confidence; limitations on the availability of or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; oil price volatility; natural disasters; trade policies and tariffs; or a combination of these or other factors. While recent economic conditions in the State of Texas, the United States and worldwide have seen improving trends since the onset of the COVID-19 pandemic, there can be no assurance that this improvement will continue. Economic pressure on consumers and uncertainty regarding continuing economic improvement could result in changes in consumer and business spending, borrowing and savings habits. Such conditions could have a material adverse effect on the credit quality of our loans and our business, financial condition and results of operations.
Changes In The Federal, State Or Local Tax Laws May Negatively Impact Our Financial Performance and We Are Subject To Examinations and Challenges By Tax Authorities
We are subject to federal and applicable state tax laws and regulations. Changes in these tax laws and regulations, some of which may be retroactive to previous periods, could increase our effective tax rates and, as a result, could negatively affect our current and future financial performance. Furthermore, tax laws and regulations are often complex and require interpretation. In the normal course of business, we are routinely subject to examinations and challenges from federal and applicable state tax authorities regarding the amount of taxes due in connection with investments we have made and the businesses in which we have engaged. Recently, federal and state taxing authorities have become increasingly aggressive in challenging tax positions taken by financial institutions. These tax positions may relate to tax compliance, sales and use, franchise, gross receipts, payroll, property and income tax issues, including tax base, apportionment and tax credit planning. The challenges made by tax authorities may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. If any such challenges are made and are not resolved in our favor, they could have a material adverse effect on our business, financial condition and results of operations.
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

Our Stock Price Can Be Volatile
Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things, (i) actual or anticipated variations in quarterly results of operations; (ii) recommendations by securities analysts; (iii) operating and stock price performance of other companies that investors deem comparable to us; (iv) news reports relating to trends, concerns and other issues in the financial services industry; (v) perceptions in the marketplace regarding us and/or our competitors; (vi) new technology used, or services offered, by competitors; (vii) the issuance by us of additional securities, including common stock and securities that are convertible into or exchangeable for, or that represent the right to receive, common stock; (viii) sales of a large block of shares of our common stock or similar securities in the market after an equity offering, or the perception that such sales could occur; (ix) significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors; (x) failure to integrate acquisitions or realize anticipated benefits from acquisitions; (xi) changes in government regulations; and (xii) geopolitical conditions such as acts or threats of terrorism or military conflicts.
General market fluctuations, including real or anticipated changes in the strength of the Texas economy; industry factors and general economic and political conditions and events, such as economic slowdowns or recessions; and interest rate changes, oil price volatility or credit loss trends could also cause our stock price to decrease regardless of operating results.
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
Severe Weather, Natural Disasters, Acts Of War Or Terrorism and Other External Events Could Significantly Impact Our Business
Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. In addition, such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Furthermore, the occurrence of any such event in the future could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

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
ITEM 4. MINE SAFETY DISCLOSURES
None

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Our Common Stock
Our common stock is traded on the New York Stock Exchange, Inc. (“NYSE”) under the symbol “CFR”. As of December 31, 2020, there were 63,011,240 shares of our common stock outstanding held by 1,094 holders of record. The closing price per share of common stock on December 31, 2020, the last trading day of our fiscal year, was $87.23.
Stock-Based Compensation Plans
Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2020, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below. Additional information regarding stock-based compensation plans is presented in Note 11 - Employee Benefit Plans in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data elsewhere in this report.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards		Weighted-Average Exercise Price of Outstanding Awards		Number of Shares Available for Future Grants
Plans approved by shareholders	2,464,035	(1)	$66.11	(2)	887,189
Plans not approved by shareholders	—		—		—
Total	2,464,035		66.11		887,189

(1)Includes 1,739,559 shares related to stock options, 470,359 shares related to non-vested stock units, 52,860 shares related to director deferred stock units and 201,257 shares related to performance stock units (assuming attainment of the maximum payout rate as set forth by the performance criteria).
(2)Excludes outstanding stock units which are exercised for no consideration.
Stock Repurchase Plans
From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On July 24, 2019, our board of directors authorized a $100.0 million stock repurchase program, allowing us to repurchase shares of our common stock over a one-year period from time to time at various prices in the open market or through private transactions. Under this plan, we repurchased 177,834 shares at a total cost of $13.7 million during the first quarter of 2020 and 202,724 shares at a total cost of $17.2 million during 2019. Under prior stock repurchase programs, we repurchased 496,307 shares at a total cost of $50.0 million during 2019 and 1,027,292 shares at a total cost of $100.0 million during 2018
The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the fourth quarter of 2020.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans at the End of the Period
October 1, 2020 to October 31, 2020	24,726	(1)	$72.14	—	$—
November 1, 2020 to November 30, 2020	—		—	—	—
December 1, 2020 to December 31, 2020	—		—	—	—
Total	24,726			—
(1)Repurchases made in connection with the vesting of certain share awards.

Performance Graph
The performance graph below compares the cumulative total shareholder return on Cullen/Frost Common Stock with the cumulative total return on the equity securities of companies included in the Standard & Poor’s 500 Stock Index and the Standard and Poor’s 500 Bank Index, measured at the last trading day of each year shown. The graph assumes an investment of $100 on December 31, 2015 and reinvestment of dividends on the date of payment without commissions. The performance graph represents past performance and should not be considered to be an indication of future performance.

Cumulative Total Returns
on $100 Investment Made on December 31, 2015
Cullen/Frost
S&P 500
S&P 500 Banks
220
200
180
160
140
120
100
80
2015
2016
2017
2018
2019
2020

	2015	2016	2017	2018	2019	2020
Cullen/Frost	$100.00	$152.01	$167.09	$159.00	$182.21	$168.51
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
S&P 500 Banks	100.00	124.31	152.35	127.30	179.03	154.41

ITEM 6. SELECTED FINANCIAL DATA
The following consolidated selected financial data is derived from our audited financial statements as of and for the five years ended December 31, 2020. The following consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included elsewhere in this report. Certain items in prior financial statements have been reclassified to conform to the current presentation. The operating results of companies acquired during the periods presented are included with our results of operations since their respective dates of acquisition. Dollar amounts, except per share data, and common shares outstanding are in thousands.

	Year Ended December 31,
	2020	2019	2018	2017	2016
Consolidated Statements of Income
Interest income:
Loans, including fees	$680,064	$741,747	$669,002	$534,804	$458,094
Securities	327,183	350,924	319,728	315,599	313,943
Interest-bearing deposits	12,893	35,590	56,968	41,608	16,103
Federal funds sold and resell agreements	895	5,524	5,500	936	272
Total interest income	1,021,035	1,133,785	1,051,198	892,947	788,412
Interest expense:
Deposits	32,018	99,742	75,337	17,188	7,248
Federal funds purchased and repurchase agreements	4,482	19,675	8,021	1,522	204
Junior subordinated deferrable interest debentures	3,560	5,706	5,291	3,955	3,281
Subordinated notes	4,656	4,657	4,657	3,860	1,343
Federal Home Loan Bank advances	318	—	—	—	—
Total interest expense	45,034	129,780	93,306	26,525	12,076
Net interest income	976,001	1,004,005	957,892	866,422	776,336
Credit loss expense	241,230	33,759	21,685	35,888	51,673
Net interest income after credit loss expense	734,771	970,246	936,207	830,534	724,663
Non-interest income:
Trust and investment management fees	129,272	126,722	119,391	110,675	104,240
Service charges on deposit accounts	80,873	88,983	85,186	84,182	81,203
Insurance commissions and fees	50,313	52,345	48,967	46,169	47,154
Interchange and debit card transaction fees	13,470	14,873	13,877	23,232	21,369
Other charges, commissions and fees	34,825	37,123	37,231	39,931	39,623
Net gain (loss) on securities transactions	108,989	293	(156)	(4,941)	14,975
Other	47,712	43,563	46,790	37,222	41,144
Total non-interest income	465,454	363,902	351,286	336,470	349,708
Non-interest expense:
Salaries and wages	387,328	375,029	350,312	337,068	318,665
Employee benefits	75,676	86,230	77,323	74,575	72,615
Net occupancy	102,938	89,466	76,788	75,971	71,627
Technology, furniture and equipment	105,232	91,995	83,102	74,335	71,208
Deposit insurance	10,502	10,126	16,397	20,128	17,428
Intangible amortization	918	1,168	1,424	1,703	2,429
Other	166,310	180,665	173,466	174,861	178,988
Total non-interest expense	848,904	834,679	778,812	758,641	732,960
Income before income taxes	351,321	499,469	508,681	408,363	341,411
Income taxes	20,170	55,870	53,763	44,214	37,150
Net income	331,151	443,599	454,918	364,149	304,261
Preferred stock dividends	2,016	8,063	8,063	8,063	8,063
Redemption of preferred stock	5,514	—	—	—	—
Net income available to common shareholders	$323,621	$435,536	$446,855	$356,086	$296,198

	As of or for the Year Ended December 31,
	2020	2019	2018	2017	2016
Per Common Share Data
Net income - basic	$5.11	$6.89	$6.97	$5.56	$4.73
Net income - diluted	5.10	6.84	6.90	5.51	4.70
Cash dividends declared and paid	2.85	2.80	2.58	2.25	2.15
Book value	65.82	60.11	51.19	49.68	45.03
Common Shares Outstanding
Period-end	63,011	62,669	62,986	63,476	63,474
Weighted-average shares - basic	62,727	62,742	63,705	63,694	62,376
Dilutive effect of stock compensation	277	700	982	968	593
Weighted - average shares - diluted	63,004	63,442	64,687	64,662	62,969
Performance Ratios
Return on average assets	0.85%	1.36%	1.44%	1.17%	1.03%
Return on average common equity	8.11	12.24	14.23	11.76	10.16
Net interest income to average earning assets	3.09	3.75	3.64	3.69	3.56
Dividend pay-out ratio	55.80	40.64	37.03	40.49	45.54
Balance Sheet Data
Period-end:
Loans	$17,481,309	$14,750,332	$14,099,733	$13,145,665	$11,975,392
Earning assets	39,648,402	31,280,550	29,894,185	29,595,375	28,025,439
Total assets	42,391,317	34,027,428	32,292,966	31,747,880	30,196,319
Non-interest-bearing demand deposits	15,117,051	10,873,629	10,997,494	11,197,093	10,513,369
Interest-bearing deposits	19,898,710	16,765,935	16,151,710	15,675,296	15,298,206
Total deposits	35,015,761	27,639,564	27,149,204	26,872,389	25,811,575
Long-term debt and other borrowings	235,378	235,164	234,950	234,736	236,117
Shareholders’ equity	4,293,016	3,911,668	3,368,917	3,297,863	3,002,528
Average:
Loans	$17,164,453	$14,440,549	$13,617,940	$12,460,148	$11,554,823
Earning assets	35,248,163	29,600,422	28,899,578	28,359,131	26,717,013
Total assets	37,961,200	32,085,851	31,029,850	30,450,207	28,832,093
Non-interest-bearing demand deposits	13,563,696	10,358,416	10,756,808	10,819,426	10,034,319
Interest-bearing deposits	17,874,576	16,054,861	15,532,258	15,085,492	14,477,525
Total deposits	31,438,272	26,413,277	26,289,066	25,904,918	24,511,844
Long-term debt and other borrowings	344,568	235,064	234,850	226,194	236,033
Shareholders’ equity	4,038,637	3,702,039	3,284,376	3,173,264	3,058,896
Asset Quality
Allowance for credit losses on loans	$263,177	$132,167	$132,132	$155,364	$153,045
Allowance for credit losses on loans to year-end loans	1.51%	0.90%	0.94%	1.18%	1.28%
Net loan charge-offs	$103,435	$33,724	$44,845	$33,141	$34,487
Net loan charge-offs to average loans	0.60%	0.23%	0.33%	0.27%	0.30%
Non-performing assets	$62,299	$109,485	$74,914	$157,292	$102,591
Non-performing assets to:
Total loans plus foreclosed assets	0.36%	0.74%	0.53%	1.20%	0.86%
Total assets	0.15	0.32	0.23	0.50	0.34
Consolidated Capital Ratios
Common equity tier 1 risk-based ratio	12.86%	12.36%	12.27%	12.42%	12.52%
Tier 1 risk-based ratio	13.47	12.99	12.94	13.16	13.33
Total risk-based ratio	15.44	14.57	14.64	15.15	14.93
Leverage ratio	8.07	9.28	9.06	8.46	8.14
Average shareholders’ equity to average total assets	10.64	11.54	10.58	10.42	10.61

The following tables set forth unaudited consolidated selected quarterly statement of operations data for the years ended December 31, 2020 and 2019. Dollar amounts are in thousands, except per share data.

	Year Ended December 31, 2020
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$248,895	$251,166	$254,994	$265,980
Interest expense	6,649	7,743	9,183	21,459
Net interest income	242,246	243,423	245,811	244,521
Credit loss expense	13,756	20,302	31,975	175,197
Non-interest income(1)	91,337	83,601	77,601	212,915
Non-interest expense	222,912	202,150	199,679	224,163
Income before income taxes	96,915	104,572	91,758	58,076
Income taxes	8,645	9,516	(1,314)	3,323
Net income	88,270	95,056	93,072	54,753
Preferred stock dividends	—	—	—	2,016
Redemption of preferred stock	—	—	—	5,514
Net income available to common shareholders	$88,270	$95,056	$93,072	$47,223
Net income per common share:
Basic	$1.39	$1.50	$1.47	$0.75
Diluted	1.38	1.50	1.47	0.75

	Year Ended December 31, 2019
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$278,054	$286,273	$288,137	$281,321
Interest expense	26,956	33,266	34,706	34,852
Net interest income	251,098	253,007	253,431	246,469
Credit loss expense	8,355	8,001	6,400	11,003
Non-interest income(2)	95,255	89,224	82,638	96,785
Non-interest expense	220,806	208,864	203,209	201,800
Income before income taxes	117,192	125,366	126,460	130,451
Income taxes	13,511	13,530	14,874	13,955
Net income	103,681	111,836	111,586	116,496
Preferred stock dividends	2,016	2,016	2,015	2,016
Net income available to common shareholders	$101,665	$109,820	$109,571	$114,480
Net income per common share:
Basic	$1.61	$1.74	$1.73	$1.80
Diluted	1.60	1.73	1.72	1.79
(1)Includes net gains on securities transactions of $109.0 million during the first quarter of 2020.
(2)Includes net gains on securities transactions of $169 thousand, $96 thousand and $28 thousand during the second, third and fourth quarters of 2019, respectively.

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
Recent Developments Related to COVID-19
Overview. Our business has been, and continues to be, impacted by the recent and ongoing outbreak of COVID-19. In March 2020, COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the President of the United States. Efforts to limit the spread of COVID-19 have included shelter-in-place orders, the closure of non-essential businesses, travel restrictions, supply chain disruptions and prohibitions on public gatherings, among other things, throughout many parts of the United States and, in particular, the markets in which we operate. As the current pandemic is ongoing and dynamic in nature, there are many uncertainties related to COVID-19 including, among other things, its severity; the duration of the outbreak; the impact to our customers, employees and vendors; the impact to the financial services and banking industry; and the impact to the economy as a whole as well as the effect of actions taken, or that may yet be taken, or inaction by governmental authorities to contain the outbreak or to mitigate its impact (both economic and health-related). COVID-19 has negatively affected, and is expected to continue to negatively affect, our business, financial position and operating results. In light of the uncertainties and continuing developments discussed herein, the ultimate adverse impact of COVID-19 cannot be reliably estimated at this time, but it has been and is expected to continue to be material.
Impact on our Operations. In the State of Texas, many jurisdictions declared health emergencies. The resulting closures and/or limited operations of non-essential businesses and related economic disruption have impacted our operations as well as the operations of our customers. Financial services have been identified as a Critical Infrastructure Sector by the Department of Homeland Security. Accordingly, our business remains open. To address the issues arising as a result of COVID-19, and in order to facilitate the continued delivery of essential services while maintaining a high level of safety for our customers as well as our employees, we have implemented our Business Continuity and Health Emergency Response plans. Among other things, significant actions taken under these plans include:
•Implemented our communications plans to ensure our employees, customers and critical vendors are kept abreast of developments affecting our operations.
•Restricted all non-essential travel and large external gatherings and have instituted a mandatory quarantine period for anyone that has traveled to an impacted area.
•After temporarily closing all of our financial center lobbies and other corporate facilities to non-employees, except for certain limited cases by appointment only, we have reopened our financial center lobbies.
•Expanded remote-access availability so that nearly all of our workforce has the capability to work from home or other remote locations. All activities are performed in accordance with our compliance and information security policies designed to ensure customer data and other information is properly safeguarded.
•Instituted mandatory social distancing policies for those employees not working remotely. Members of certain operations teams have been split into separate buildings or locations to create redundancy for key functions across the organization.

Notwithstanding the foregoing actions, the COVID-19 outbreak could still, among other things, greatly affect our routine and essential operations due to staff absenteeism, particularly among key personnel; further limit access to or result in further closures of our branch facilities and other physical offices; exacerbate operational, technical or security-related risks arising from a remote workforce; and result in adverse government or regulatory agency orders. The business and operations of our third-party service providers, many of whom perform critical services for our business, could also be significantly impacted, which in turn could impact us. As a result, we are currently unable to fully assess or predict the extent of the effects of COVID-19 on our operations as the ultimate impact will depend on factors that are currently unknown and/or beyond our control.
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
In addition, the economic pressures and uncertainties arising from the COVID-19 pandemic have resulted in and may continue to result in specific changes in consumer and business spending and borrowing and saving habits, affecting the demand for loans and other products and services we offer. Consumers affected by COVID-19 may continue to demonstrate changed behavior even after the crisis is over. For example, consumers may decrease discretionary spending on a permanent or long-term basis and certain industries may take longer to recover (particularly those that rely on travel or large gatherings) as consumers may be hesitant to return to full social interaction. We lend to customers operating in such industries including energy, retail/strip centers, hotels/lodging, restaurants, entertainment and commercial real estate, among others, that have been significantly impacted by COVID-19 and we are continuing to monitor these customers closely. To help mitigate the adverse effects of COVID-19, loan customers may apply for a deferral of payments, or portions thereof, for up to 90 days. After 90 days, customers may apply for an additional deferral. Additionally, the temporary closures of bank branches and the safety precautions implemented at re-opened branches could result in consumers becoming more comfortable with technology and devaluing face-to-face interaction. Our business is relationship driven and such changes could necessitate changes to our business practices to accommodate changing consumer behaviors. The potential changes in behaviors driven by COVID-19 also present heightened liquidity risks, for example, arising from increased demand for our products and services (such as unusually high draws on credit facilities) or decreased demand for our products and services (such as idiosyncratic, or broad-based, market or other developments that lead to deposit outflows).
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
In December 2020, the Bipartisan-Bicameral Omnibus COVID Relief Deal, included as a component of appropriations legislation, was enacted to provide economic stimulus to individuals and businesses in further response to the economic distress caused by the COVID-19 pandemic. Among other things, the legislation includes (i) payments of $600 for individuals making up to $75,000 per year, (ii) extension of the Federal Pandemic Unemployment Compensation program to include a $300 weekly enhancement in unemployment benefits beginning after December 26, 2020 up to March 14, 2021, (iii) a temporary and targeted rental assistance program, and extends the eviction moratorium through January 31, 2021, (iv) targeted funding related to transportation, education, agriculture, nutrition and other public health measures and (v) approximately $325 billion for small business relief, including approximately $284 billion for a second round of PPP loans and a new simplified forgiveness procedure for PPP loans of $150,000 or less. We are continuing to monitor the potential development of additional legislation and further actions taken by the U.S. government.
The Federal Reserve created various additional lending facilities and expanded existing facilities to help provide financing in response to the financial disruptions caused by COVID-19. The programs include, among others, the Paycheck Protection Program Liquidity Facility (the “PPP Facility”), which is intended to extend loans to banks making PPP loans. The Federal Reserve announced extensions through March 31, 2021 for several of its lending facilities, including the PPP Facility, that were generally scheduled to expire on or around December 31, 2020. As more fully discussed in the section captioned “Loans” elsewhere in this discussion, we are currently participating in the PPP as a lender. We have not participated in the PPP Facility.
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
Accounting policies related to the allowance for credit losses on financial instruments including loans and off-balance-sheet credit exposures are considered to be critical as these policies involve considerable subjective judgment and estimation by management. As discussed in Note 1 - Summary of Significant Accounting Policies, our policies related to allowances for credit losses changed on January 1, 2020 in connection with the adoption of a new accounting standard update as codified in Accounting Standards Codification (“ASC”) Topic 326 (“ASC 326”) Financial Instruments - Credit Losses. In the case of loans, the allowance for credit losses is a contra-asset valuation account, calculated in accordance with ASC 326, that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. In the case of off-balance-sheet credit exposures, the allowance for credit losses is a liability account, calculated in accordance with ASC 326, reported as a component of accrued interest payable and other liabilities in our consolidated balance sheets. The amount of each allowance account represents management's best estimate of current expected credit losses on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. While management utilizes its best judgment and information available, the ultimate adequacy of our allowance accounts is dependent upon a variety of factors beyond our control, including the performance of our portfolios, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets. See the section captioned “Allowance for Credit Losses” elsewhere in this discussion as well as Note 1 - Summary of Significant Accounting Policies and Note 3 - Loans in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data elsewhere in this report for further details of the risk factors considered by management in estimating the necessary level of the allowance for credit losses.
Overview
The following discussion and analysis presents the more significant factors that affected our financial condition as of December 31, 2020 and 2019 and results of operations for each of the years then ended. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the SEC on February 4, 2020 (the “2019 Form 10-K”) for a discussion and analysis of the more significant factors that affected periods prior to 2019.
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
Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable, thus making tax-exempt yields comparable to taxable asset yields. Taxable equivalent adjustments were based upon a 21% income tax rate.
Dollar amounts in tables are stated in thousands, except for per share amounts.

Results of Operations
Net income available to common shareholders totaled $323.6 million, or $5.10 diluted per common share, in 2020 compared to $435.5 million, or $6.84 diluted per common share, in 2019 and $446.9 million, or $6.90 diluted per common share, in 2018.
Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	2020	2019	2018
Taxable-equivalent net interest income	$1,070,937	$1,100,586	$1,052,564
Taxable-equivalent adjustment	94,936	96,581	94,672
Net interest income	976,001	1,004,005	957,892
Credit loss expense	241,230	33,759	21,685
Non-interest income	465,454	363,902	351,286
Non-interest expense	848,904	834,679	778,812
Income before income taxes	351,321	499,469	508,681
Income tax expense	20,170	55,870	53,763
Net income	331,151	443,599	454,918
Preferred stock dividends	2,016	8,063	8,063
Redemption of preferred stock	5,514	—	—
Net income available to common shareholders	$323,621	$435,536	$446,855
Earnings per common share - basic	$5.11	$6.89	$6.97
Earnings per common share - diluted	5.10	6.84	6.90
Dividends per common share	2.85	2.80	2.58
Return on average assets	0.85%	1.36%	1.44%
Return on average common equity	8.11	12.24	14.23
Average shareholders' equity to average assets	10.64	11.54	10.58
Net income available to common shareholders decreased $111.9 million for 2020 compared to 2019. The decrease was primarily the result of a $207.5 million increase in credit loss expense, a $28.0 million decrease in net interest income and a $14.2 million increase in non-interest expense partly offset by a $101.6 million increase in non-interest income and a $35.7 million decrease in income tax expense. The increase in credit loss expense during 2020 resulted from both our adoption of a new credit loss accounting standard and the adverse events impacting our loan portfolio, including those arising from the COVID-19 pandemic and the significant volatility in oil prices. The increase in non-interest income during 2020 was primarily related to a $109.0 million net gain on securities transactions. Net income available to common shareholders for 2020 was also impacted by the reclassification of $5.5 million of issuance costs associated with our Series A Preferred Stock to retained earnings upon redemption of the Series A Preferred Stock in the first quarter.
Details of the changes in the various components of net income are further discussed below.
Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 67.7% of total revenue during 2020. Excluding the revenue associated with the $109.0 million net gain on securities transactions realized during 2020, net interest income would have represented 73.2% of total revenue during 2020. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.
The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate. The prime rate began 2018 at 4.50% and increased 100 basis points (25 basis points in each of March, June, September and December) to end the year at 5.50%. During 2019, the prime rate decreased 50 basis points during the third quarter of 2019 (25 basis points in each of August and September) and 25 basis points in October 2019 to end the year at 4.75%. During 2020, the prime rate decreased 150 basis points in March to 3.25% where it remained through

December 31, 2020. Our loan portfolio is also significantly impacted, by changes in the London Interbank Offered Rate (LIBOR). At December 31, 2020, the one-month and three-month U.S. dollar LIBOR rates were 0.14% and 0.24%, respectively, while at December 31, 2019, the one-month and three-month U.S. dollar LIBOR rates were 1.76% and 1.90% respectively, and at December 31, 2018, the one-month and three-month U.S. dollar LIBOR rates were 2.50% and 2.81% respectively. The target range for the federal funds rate, which is the cost of immediately available overnight funds, began 2018 at 1.25% to 1.50% and increased 100 basis points (25 basis points in each of March, June, September and December) to end the year at 2.25% to 2.50%. During 2019, the target range for the federal funds rate decreased 50 basis points during the third quarter of 2019 (25 basis points in each of August and September) and 25 basis points in October 2019 to end the year at 1.50% to 1.75%. During 2020, the target range for the federal funds rate decreased 150 basis points in March to zero to 0.25% where it remained through December 31, 2020. As noted in the section captioned “Recent Developments Related to COVID-19” elsewhere in this discussion, the decrease in the target range for the federal funds rate in March 2020 was largely an emergency measure by the Federal Reserve aimed at blunting the economic impact of COVID-19.
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
The following table presents the changes in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to changes in the average interest rate on those assets and liabilities. The changes in net interest income due to changes in both average volume and average interest rate have been allocated to the average volume change or the average interest rate change in proportion to the absolute amounts of the change in each. The comparison between 2020 and 2019 includes an additional change factor that shows the effect of the difference in the number of days (due to leap year) in each period for assets and liabilities that accrue interest based upon the actual number of days in the period, as further discussed below. Our consolidated average balance sheets along with an analysis of taxable-equivalent net interest income are presented in Item 8. Financial Statements and Supplementary Data of this report.

	2020 vs. 2019				2019 vs. 2018
	Increase (Decrease) Due to Change in				Increase (Decrease) Due to Change in
	Rate	Volume	Days	Total	Rate	Volume	Total
Interest-bearing deposits	$(51,971)	$29,239	$35	$(22,697)	$7,118	$(28,496)	$(21,378)
Federal funds sold and resell agreements	(2,327)	(2,304)	2	(4,629)	450	(426)	24
Securities:
Taxable	(2,951)	(20,562)	—	(23,513)	13,909	16,803	30,712
Tax-exempt	1,486	(2,616)	—	(1,130)	(3,920)	6,123	2,203
Loans, net of unearned discounts	(189,507)	125,210	1,871	(62,426)	30,916	42,019	72,935
Total earning assets	(245,270)	128,967	1,908	(114,395)	48,473	36,023	84,496
Savings and interest checking	(3,911)	594	4	(3,313)	(791)	72	(719)
Money market deposit accounts	(62,052)	5,622	42	(56,388)	11,723	686	12,409
Time accounts	(4,330)	1,949	38	(2,343)	8,022	1,835	9,857
Public funds	(6,120)	436	4	(5,680)	1,302	1,556	2,858
Federal funds purchased and repurchase agreements	(17,713)	2,508	12	(15,193)	9,602	2,052	11,654
Junior subordinated deferrable interest debentures	(2,148)	2	—	(2,146)	413	2	415
Subordinated notes	—	(1)	—	(1)	(8)	8	—
Federal Home Loan Bank advances	—	318	—	318	—	—	—
Total interest-bearing liabilities	(96,274)	11,428	100	(84,746)	30,263	6,211	36,474
Net change	$(148,996)	$117,539	$1,808	$(29,649)	$18,210	$29,812	$48,022

Taxable-equivalent net interest income for 2020 decreased $29.6 million, or 2.7%, compared to 2019. Taxable-equivalent net interest income 2020 included 366 days compared to 365 days for 2019 as a result of the leap year. The additional day added approximately $1.8 million to taxable-equivalent net interest income during 2020. Excluding the impact of the additional day results in an effective decrease in taxable-equivalent net interest income of approximately $31.5 million during 2020. The taxable-equivalent net interest margin decreased 66 basis points from 3.75% during 2019 to 3.09% during 2020.
The decreases in taxable-equivalent net interest income and taxable-equivalent net interest margin during 2020 were primarily related to decreases in the average yields on loans and interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) combined with, to a significantly lesser extent, decreases in the average volume of taxable securities (based on amortized cost) and increases in the average volume of interest-bearing deposit liabilities. The impact of these items was partly offset by increases in the average volumes of loans and interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) combined with decreases in the average cost of interest-bearing deposit liabilities and other borrowed funds.
The average volume of interest-earning assets for 2020 increased $5.6 billion, or 19.1%, compared to 2019. The increase in earning assets included a $3.7 billion increase in average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve), a $2.7 billion increase in average loans (of which approximately $2.2 billion related to PPP loans, as further discussed below) and a $198.2 million increase in average tax-exempt securities partly offset by an $814.2 million decrease in average taxable securities and a $145.9 million decrease in average federal funds sold and resell agreements.
The average yield on interest-earning assets decreased 98 basis points from 4.20% during 2019 to 3.22% during 2020 and the average rate paid on interest-bearing liabilities decreased 51 basis points from 0.74% in 2019 to 0.23% in 2020. The average taxable-equivalent yields on interest-earning assets and the average rate paid on interest-bearing liabilities were primarily impacted by the aforementioned changes in market interest rates and changes in the volume and relative mix of interest-earning assets and interest-bearing liabilities.
The average taxable-equivalent yield on loans decreased 118 basis points from 5.17% during 2019 to 3.99% during 2020. The average taxable-equivalent yield on loans was negatively impacted by lower average market interest rates in 2020 compared to 2019. The average volume of loans increased $2.7 billion, or 18.9%, in 2020 compared to 2019. Loans made up approximately 48.7% of average interest-earning assets during 2020 compared to 48.8% during 2019. As discussed in the section captioned “Loans” elsewhere in this discussion, in April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Through December 31, 2020, we have funded approximately $3.3 billion of SBA-approved PPP loans. During 2020, we recognized $59.5 million in PPP loan related deferred processing fees (net of amortization of related deferred origination costs) as a yield adjustment and this amount is included in interest income on loans. As a result of the inclusion of these net fees in interest income, the average yield on PPP loans was approximately 3.78% during 2020 compared to the stated interest rate of 1.0% on these loans. As of December 31, 2020, we expect to recognize additional PPP loan related deferred processing fees (net of deferred origination costs) totaling approximately $39.5 million as a yield adjustment over the remaining terms of these loans, most of which is expected to be recognized in 2021.
The average taxable-equivalent yield on securities was 3.46% during 2020, increasing 6 basis points compared to 3.40% during 2019. The average taxable-equivalent yield on securities during 2020 was positively impacted by an increase in the relative proportion of higher-yielding tax-exempt securities to total securities. The average yield on taxable securities was 2.27% during 2020 compared to 2.33% during 2019, decreasing 6 basis points, while the average yield on tax exempt securities was 4.08% during 2020 compared to 4.06% during 2019, increasing 2 basis points. Tax exempt securities made up approximately 66.6% of total average securities during 2020, compared to 62.0% during 2019. The average volume of total securities decreased $616.0 million, or 4.6%, during 2020 compared to 2019. Securities made up approximately 36.0% of average interest-earning assets in 2020 compared to 44.9% in 2019. The decrease was partly related to the impact of PPP loans and increased interest-bearing deposits on total average interest-earning assets.

Average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve), during 2020 increased $3.7 billion, or 228.0%, compared to 2019. Interest-bearing deposits made up approximately 15.0% of average interest-earning assets during 2020 compared to approximately 5.5% in 2019. The increase in the average volume of interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) was primarily due to increases in the average volume of deposits. The average yield on interest-bearing deposits was 0.24% during 2020 and 2.20% during 2019. The average yield on interest-bearing deposits was negatively impacted by lower interest rates paid on excess reserves held at the Federal Reserve during 2020 compared to 2019.
Average federal funds sold and resell agreements during 2020 decreased $145.9 million, or 59.4%,compared to 2019. Federal funds sold and resell agreements were not a significant component of interest-earning assets during the comparable periods. The average yield on federal funds sold and resell agreements was 0.90% during 2020 compared to 2.25% during 2019. The average yields on federal funds sold and resell agreements were negatively impacted by lower average market interest rates during 2020 compared to 2019.
The average rate paid on interest-bearing liabilities was 0.23% during 2020, decreasing 51 basis points from 0.74% during 2019. Average deposits increased $5.0 billion, or 19.0%, in 2020 compared to 2019. Average interest-bearing deposits increased $1.8 billion in 2020 compared to 2019, while average non-interest-bearing deposits increased $3.2 billion in 2020 compared to 2019. The ratio of average interest-bearing deposits to total average deposits was 56.9% in 2020 compared to 60.8% in 2019. The average cost of deposits is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-bearing deposits. The average rate paid on interest-bearing deposits and total deposits was 0.18% and 0.10% in 2020 compared to 0.62% and 0.38% in 2019. The average cost of deposits during 2020 was impacted by decreases in the interest rates we pay on most of our interest-bearing deposit products as a result of the aforementioned decreases in market interest rates.
In April 2020, we borrowed an aggregate $1.3 billion from the Federal Home Loan Bank (“FHLB”) to provide additional liquidity in light of economic uncertainty and our significant PPP lending volume. These advances were subsequently paid-off in May 2020 as we determined additional liquidity resources were not necessary.
Our taxable-equivalent net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 2.99% in 2020 compared to 3.46% in 2019. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk elsewhere in this report.
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
Credit Loss Expense
Credit loss expense is determined by management as the amount to be added to the allowance for credit loss accounts for various types of financial instruments including loans, securities and off-balance-sheet credit exposure after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb expected credit losses over the lives of the respective financial instruments.

The components of credit loss expense were as follows.

	2020	2019	2018
Credit loss expense related to:
Loans	$237,010	$33,759	$21,613
Off-balance-sheet credit exposures	4,275	—	72
Securities held to maturity	(55)	—	—
Total	$241,230	$33,759	$21,685
Credit loss expense in 2019 and 2018 was calculated under the prior incurred loss accounting methodology. Furthermore, credit loss expense related to off-balance-sheet credit exposures was previously reported as a component of other non-interest expense. Such amounts have been reclassified to credit loss expense to make prior periods comparable to the current presentation. See the section captioned “Allowance for Credit Losses” elsewhere in this discussion for further analysis of credit loss expense related to loans and off-balance-sheet credit exposures.
Non-Interest Income
The components of non-interest income were as follows:

	2020	2019	2018
Trust and investment management fees	$129,272	$126,722	$119,391
Service charges on deposit accounts	80,873	88,983	85,186
Insurance commissions and fees	50,313	52,345	48,967
Interchange and debit card transaction fees	13,470	14,873	13,877
Other charges, commissions and fees	34,825	37,123	37,231
Net gain (loss) on securities transactions	108,989	293	(156)
Other	47,712	43,563	46,790
Total	$465,454	$363,902	$351,286
Total non-interest income for 2020 increased $101.6 million, or 27.9%, compared to 2019. Excluding $109.0 million and $293 thousand in net gains on securities transactions during 2020 and 2019, respectively, total non-interest income decreased $7.1 million, or 2.0%, during 2020. Changes in the various components of non-interest income are discussed in more detail below.
Trust and Investment Management Fees. Trust and investment management fee income for 2020 increased $2.6 million, or 2.0%, compared to 2019. Investment management fees are the most significant component of trust and investment management fees, making up approximately 84% and 82% of total trust and investment management fees in 2020 and 2019, respectively. The increase in trust and investment management fees during 2020 was primarily due to increases in investment management fees (up $3.8 million), custody fees (up $770 thousand) and real estate fees (up $478 thousand) partly offset by a decrease in oil and gas fees (down $2.4 million). Investment management fees and other custodial account fees are generally based on the market value of assets within an account. The increase in investment management fees was related to an increase in the number of accounts as well as higher average equity valuations. The fluctuations in real estate fees and custody fees were primarily related to variation in transaction volume. Oil and gas fees during 2020 were impacted by the sharp decline in oil prices in March 2020. Though the $48 price per barrel of oil as of December 31, 2020 has rebounded from recent lows, it still remains significantly lower than the $61 price per barrel as of December 31, 2019. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment management fees and other custodial account fees. Investor concerns related to the uncertain economic outlook arising from the COVID-19 pandemic caused significant market volatility resulting in significant declines in market valuations, particularly among equity securities, during the latter part of the first quarter of 2020 and the early part of the second quarter of 2020. Market valuations as of December 31, 2020 have rebounded significantly from the recent declines. Increased market valuations are expected to have a positive impact on trust investment management fees and other custodial account fees.
At December 31, 2020, trust assets, including both managed assets and custody assets, were primarily composed of equity securities (52.1% of trust assets), fixed income securities (32.7% of trust assets) and cash equivalents (9.9% of trust assets). The estimated fair value of trust assets was $38.6 billion (including managed assets of $16.9 billion and custody assets of $21.7 billion) at December 31, 2020 compared to $37.8 billion (including managed assets of $16.4 billion and custody assets of $21.4 billion) at December 31, 2019.
Service Charges on Deposit Accounts. Service charges on deposit accounts for 2020 decreased $8.1 million, or 9.1%, compared to 2019. The decrease was primarily related to a decrease in overdraft/insufficient funds charges on consumer and commercial accounts (down $7.4 million and $2.7 million, respectively) and, to a lesser extent, consumer service charges (down $967 thousand) partly offset by an increase in commercial service charges (up $2.9 million). Overdraft/insufficient funds charges totaled $32.3 million ($25.8 million consumer and $6.5 million commercial) during 2020 compared to $42.3 million ($33.1 million consumer and $9.2 million commercial) during 2019. The decreases in both consumer and commercial overdraft/insufficient funds charges during 2020 were primarily related to a decrease in the volume of overdrafts relative to the same periods in 2019. Commercial service charges were impacted by a lower earnings credit rate partly offset by decreases in the volume of billable services. The earnings credit rate is the value given to deposits maintained by treasury management customers. Earnings credits applied to customer deposit balances offset service fees that would otherwise be charged. Because average market interest rates in 2020 have been lower compared to 2019, deposit balances have become less valuable and are yielding a lower earnings credit.
Insurance Commissions and Fees. Insurance commissions and fees for 2020 decreased $2.0 million, or 3.9%, compared to 2019. The decrease was related to decreases in commission income (down $1.6 million) and contingent income (down $440 thousand). The decrease in commission income was primarily related to a decrease in benefit plan commissions related to decreased business volumes and premium reductions due to flat to lower market rates.
Contingent income totaled $3.7 million in 2020 and $4.1 million in 2019. Contingent income primarily consists of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. These performance related contingent payments are seasonal in nature and are mostly received during the first quarter of each year. This performance related contingent income totaled $2.5 million in 2020 and $3.0 million in 2019. The decrease in performance related contingent income during 2020 was related to lower growth within the portfolio combined with a deterioration in the loss performance of insurance policies previously placed. Contingent income also includes amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. This benefit plan related contingent income totaled $1.2 million in both 2020 and 2019.
Notwithstanding normal seasonal variations, commission income during 2020 was partly impacted by reduced business volumes resulting from the COVID-19 pandemic. Commission income in future periods may be similarly impacted. Benefit plan commissions may be particularly impacted by the effects of temporary furloughs and permanent layoffs. The COVID-19 pandemic has also given rise to a hard insurance market characterized by decreased capacity for most types of insurance coupled with higher premiums and more stringent underwriting standards among insurers. This may cause clients to drop or adjust coverage choices as part of expense control measures. Reduced business volumes may also adversely impact the level of contingent commissions we receive in 2021.
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

	2020	2019	2018
Income from debit card transactions	$23,763	$23,665	$21,844
ATM service fees	3,342	4,131	3,925
Gross interchange and debit card transaction fees	27,105	27,796	25,769
Network costs	13,635	12,923	11,892
Net interchange and debit card transaction fees	$13,470	$14,873	$13,877

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
Other Charges, Commissions and Fees. Other charges, commissions and fees for 2020 decreased $2.3 million, or 6.2%, compared to 2019. The decrease included decreases in income from the placement of money market accounts (down $3.0 million); letter of credit fees (down $568 thousand); income from the sale of life insurance (down $401 thousand); and funds transfer service charges (down $276 thousand); among other things. The decreases in these items were partly offset by increases in fees on unused loan commitments (up $1.5 million), income from the sale of mutual funds (up $442 thousand) and annuities (up $195 thousand) as well as increases in income from capital markets advisory services (up $153 thousand) and brokerage commissions (up $134 thousand), among other things. Income from the placement of money market accounts was impacted by a decrease in market rates. The other aforementioned revenue streams were impacted by fluctuations in transaction volumes.
Net Gain/Loss on Securities Transactions. During 2020 and 2019, we sold certain available-for-sale securities with amortized costs totaling $1.0 billion and $18.7 billion, respectively. We realized a net gain of $109.0 million on the 2020 sales and a net gain of $293 thousand on the 2019 sales. During the first quarter of 2020, we sold $483.1 million of residential mortgage-backed securities and realized a net gain of $1.9 million on those sales. The proceeds from these sales were reinvested into other residential mortgage-backed securities that had lower pre-payment rates. We also sold $519.1 million of 30-year U.S Treasury securities during the first quarter of 2020 and realized a net gain of $107.1 million on those sales. These U.S. Treasury securities were purchased during the fourth quarter of 2019 to hedge, in effect, against falling interest rates. Prior to their sale, these securities had significant unrealized holding gains as a result of decreases in market interest rates during the first quarter of 2020. We elected to sell these securities to provide liquidity and realize the gains.
During 2019, we purchased and subsequently sold $17.8 billion of U.S. Treasury securities in connection with our tax planning strategies related to the Texas franchise tax. The gross proceeds from the sales of these securities outside of Texas are included in total revenues/receipts from all sources reported for Texas franchise tax purposes, which results in a reduction in the overall percentage of revenues/receipts apportioned to Texas and subjected to taxation under the Texas franchise tax. We realized a net gain of $127 thousand on those sales. We also sold certain available-for-sale U.S. Treasury securities with an amortized cost totaling $548.9 million and certain available-for-sale municipal securities with an amortized cost totaling $310.7 million during 2019. We realized a net gain of $166 thousand on those sales. The proceeds from the sales provided short-term liquidity and were subsequently reinvested in other higher yielding securities.
Other Non-Interest Income. Other non-interest income for 2020 increased $4.1 million, or 9.5%, compared to 2019. Other non-interest income during 2020 included approximately $6.0 million in gains realized on the sale of certain non-hedge related, short-term put options on U.S. Treasury securities with an aggregate notional amount of $500 million. The put options were not exercised and expired in March 2020. Gains realized from similar transactions in 2019 totaled $750 thousand. The increase in other non-interest income during 2020 was also partly related to increases in sundry and other miscellaneous income (up $2.4 million), income from customer derivative and trading activities (up $1.8 million) and public finance underwriting fees (up $1.7 million). The aforementioned items were partly offset by decreases in gains on the sale of foreclosed and other assets (down $6.1 million) and income from customer foreign exchange transactions (down $645 thousand), among other things. Sundry and other miscellaneous income during 2020 included a $2.7 million increase in check card related incentives/rebates and a $1.1 million increase in recoveries of prior write-offs, among other things. The fluctuations in income from customer derivative and trading activities, public finance underwriting fees and income from foreign exchange transactions were primarily related to changes in business volumes. Gains on the sale of foreclosed and other assets included gains on the sale of various branch and operational facilities totaling $758 thousand and $6.7 million, during 2020 and 2019, respectively.

Non-Interest Expense
The components of non-interest expense were as follows:

	2020	2019	2018
Salaries and wages	$387,328	$375,029	$350,312
Employee benefits	75,676	86,230	77,323
Net occupancy	102,938	89,466	76,788
Technology, furniture and equipment	105,232	91,995	83,102
Deposit insurance	10,502	10,126	16,397
Intangible amortization	918	1,168	1,424
Other	166,310	180,665	173,466
Total	$848,904	$834,679	$778,812
Total non-interest expense for 2020 increased $14.2 million, or 1.7%, compared to 2019. Changes in the various components of non-interest expense are discussed below.
Salaries and Wages. Salaries and wages increased $12.3 million, or 3.3%, in 2020 compared to 2019. The increase was primarily due to an increase in salaries, due to an increase in the number of employees and normal, annual merit and market increases. Salaries and wages for 2020 also included $5.2 million related to severance costs. The increases in the aforementioned items were partly offset by an increase in salary costs deferred as loan origination costs, up $5.9 million primarily in connection with the high volume of PPP loan originations during 2020, and decreases in incentive compensation, stock-based compensation and commissions. Salary costs deferred in connection with loan originations will be recognized as a yield adjustment component of interest income over the remaining terms of these loans.
Employee Benefits. Employee benefits expense for 2020 decreased $10.6 million, or 12.2%, compared to 2019. The decrease was primarily related to decreases in certain discretionary benefit plan expenses and expenses related to our defined benefit retirement and restoration plans partly offset by increases in medical benefits expense and payroll taxes, among other things.
Our defined benefit retirement and restoration plans were frozen effective as of December 31, 2001 and were replaced by a profit sharing plan (which was merged with and into our 401(k) plan during 2019). Management believes these actions help reduce the volatility in retirement plan expense. However, we still have funding obligations related to the defined benefit and restoration plans and could recognize retirement expense related to these plans in future years, which would be dependent on the return earned on plan assets, the level of interest rates and employee turnover. We recognized a combined net periodic pension benefit of $2.0 million related to our defined benefit retirement and restoration plans in 2020 compared to a combined net periodic pension expense of $1.3 million in 2019. Future expense/benefits related to these plans is dependent upon a variety of factors, including the actual return on plan assets. A prolonged negative impact on the value of stocks and other asset classes due to the COVID-19 pandemic could result in a significant reduction to pension plan asset values and returns, which could impact the level of funding and expense. For additional information related to our employee benefit plans, see Note 11 - Employee Benefit Plans in the accompanying notes to consolidated financial statements elsewhere in this report.
Net Occupancy. Net occupancy expense for 2020 increased $13.5 million, or 15.1%, compared to 2019. The increase was primarily related to increases in lease expense (up $4.2 million), depreciation on leasehold improvements (up $4.0 million), property taxes (up $3.2 million) and building depreciation (up $1.4 million), among other things, partly offset by a decrease in repairs and maintenance/service contracts expense (down $977 thousand). Net occupancy expense was impacted by the commencement of the lease of our new corporate headquarters building in San Antonio in June 2019, as well as renewals of other leases related to existing facilities and new locations, in part related to our expansion within the Houston market area.
Technology, Furniture and Equipment. Technology, furniture and equipment expense for 2020 increased $13.2 million, or 14.4%, compared to 2019. The increase was primarily related to increases in cloud services expense (up $7.7 million), depreciation of furniture and equipment (up $3.5 million), software maintenance (up $2.1 million) and software amortization (up $1.6 million). The increase from the aforementioned items was partly offset by a decrease in service contracts expense (down $1.1 million).

Deposit Insurance. Deposit insurance expense totaled $10.5 million in 2020 compared to $10.1 million in 2019. The increase was primarily related to an increase in total assets partly offset by a decrease in the assessment rate.
Other Non-Interest Expense. Other non-interest expense for 2020 decreased $14.4 million, or 7.9%, compared to 2019. The decrease included decreases in travel, meals and entertainment expense (down $9.4 million); advertising/promotions expense (down $3.6 million); professional services expense (down $2.0 million); stationery, printing and supplies expense (down $1.5 million) and business development expense (down $1.2 million); among other things. The decrease in other non-interest expense during 2020 was also partly due to an increase in costs deferred as loan origination costs, up $1.9 million primarily in connection with the high volume of PPP loan originations during 2020. Costs deferred in connection with loan originations will be recognized as a yield adjustment component of interest income over the remaining terms of these loans. The impact of the aforementioned items was partly offset by increases in sundry and other miscellaneous expense (up $2.0 million), donations expense (up $1.4 million), bank card related expenses (up $1.3 million), telephone/data communications expense (up $1.0 million), and platform fees related to investment services (up $618 thousand), among other things. Sundry and other miscellaneous expense in 2020 included $958 thousand related to the announced closure of certain branch locations in our Houston market area and $454 thousand related to the write-off of certain other assets.
Results of Segment Operations
Our operations are managed along two primary operating segments: Banking and Frost Wealth Advisors. A description of each business and the methodologies used to measure financial performance is described in Note 18 - Operating Segments in the accompanying notes to consolidated financial statements elsewhere in this report. Net income (loss) by operating segment is presented below:

	2020	2019	2018
Banking	$322,481	$436,416	$445,531
Frost Wealth Advisors	19,287	19,975	22,090
Non-Banks	(10,617)	(12,792)	(12,703)
Consolidated net income	$331,151	$443,599	$454,918
Banking
Net income for 2020 decreased $113.9 million, or 26.1%, compared to 2019. The decrease was primarily the result of a $207.5 million increase in credit loss expense, a $28.9 million decrease in net interest income and a $15.4 million increase in non-interest expense partly offset by a $102.7 million increase in non-interest income and a $35.2 million decrease in income tax expense.
Net interest income for 2020 decreased $28.9 million, or 2.9%, compared to 2019. The decrease was primarily related to decreases in the average yields on loans and interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) combined with, to a significantly lesser extent, decreases in the average volume of taxable securities (based on amortized cost) and increases in the average volume of interest-bearing deposit liabilities. The impact of these items was partly offset by increases in the average volumes of loans and interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) combined with decreases in the average cost of interest-bearing deposit liabilities and other borrowed funds. Net interest income during 2020 was also positively impacted by the additional day as a result of the leap year. See the analysis of net interest income included in the section captioned “Net Interest Income” elsewhere in this discussion.
Credit loss expense for 2020 totaled $241.2 million compared to $33.8 million in 2019. Credit loss expense in 2020 was impacted by our adoption of a new credit loss accounting standard and the expected credit losses resulting from a deterioration in forecasted economic conditions and the current and uncertain future impacts associated with the COVID-19 pandemic and recent volatility in oil prices. See the sections captioned “Credit Loss Expense” and “Allowance for Credit Losses” elsewhere in this discussion for further analysis of credit loss expense related to loans and off-balance-sheet commitments.
Non-interest income for 2020 increased $102.7 million, or 47.0%, compared to 2019. The increase was primarily due to a $109.0 million net gain on securities transactions. Excluding the net gain on securities transactions total non-interest income for the Banking segment decreased $6.0 million, or 2.8%, compared to 2019. This decrease was primarily due to decreases in service charges on deposit accounts; insurance commissions and fees; and interchange and debit card transaction fees; partly offset by an increase in other non-interest income. The decrease in service charges on deposit accounts was primarily related to decreases in overdraft/insufficient funds charges on consumer and commercial accounts due to decreases in transaction volumes. The decrease in insurance commissions and fees was the result of decreases in commission income and contingent income, which are further discussed below in relation to Frost Insurance Agency. The decrease in interchange and debit card transaction fees was impacted by reduced transaction volumes, in part related to the COVID-19 pandemic, and increased network costs. The increase in other non-interest income during 2020 included approximately $6.0 million in gains realized on the sale of certain non-hedge related, short-term put options on U.S. Treasury securities with an aggregate notional amount of $500 million. The put options were not exercised and expired in March 2020. The increase in other non-interest income was also partly related to increases in sundry and other miscellaneous income, income from customer derivative and trading activities and public finance underwriting fees. The aforementioned items were partly offset by decreases in gains on the sale of foreclosed and other assets and income from customer foreign exchange transactions, among other things. The fluctuations in income from customer derivative and trading activities, public finance underwriting fees and income from foreign exchange transactions were primarily related to changes in business volumes. See the analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for 2020 increased $15.4 million, or 2.2%, compared to 2019. The increase was primarily related to increases in technology, furniture and equipment expense; salaries and wages; and net occupancy expense partly offset by decreases in other non-interest expense and employee benefits. The increase in technology, furniture and equipment expense was primarily related to increases in cloud services expense, depreciation of furniture and equipment, software maintenance and software amortization. The increase from the aforementioned items was partly offset by a decrease in service contracts expense. The increase in salary and wages was primarily due to an increase in the number of employees and normal, annual merit and market increases partly offset by an increase in salary costs deferred as loan origination costs, primarily in connection with the high volume of PPP loan originations during 2020, and decreases in incentive compensation, stock-based compensation and commissions. Salaries and wages for 2020 was also negatively impacted by certain severance costs. The increase in net occupancy expense was primarily related to increases in depreciation on leasehold improvements, lease expense, property taxes and building depreciation, among other things. The increases from these items were partly offset by decreases in repairs and maintenance/service contracts expense. The decrease in other non-interest expense included decreases in travel, meals and entertainment expense; professional services expense; advertising/promotions expense; and business development expense, among other things. The decrease in other non-interest expense was also partly due to an increase in costs deferred as loan origination costs in connection with the high volume of PPP loan originations during 2020. The impact of the aforementioned items was partly offset by increases in sundry losses and other expenses, donations expense, and bank card expense, among other things. The decrease in employee benefit costs was primarily related to decreases in certain discretionary benefit plan expenses and expenses related to our defined benefit retirement and restoration plans partly offset by increases in medical benefits expense and payroll taxes, among other things. See the analysis of these categories of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.
Income tax expense for 2020 decreased $35.2 million, or 63.4%, compared to 2019. See the section captioned “Income Taxes” elsewhere in this discussion.
Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $51.1 million during 2020 compared to $53.1 million during 2019. The decrease was the result of decreases in commission income and contingent income. The decrease in commission income was primarily related to a decreases in benefit plan commissions related to decreased business volumes and premium reductions due to flat to lower market rates. The decrease in contingent income was related to lower growth and a deterioration in the loss performance of insurance policies previously placed. See the analysis of insurance commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Frost Wealth Advisors
Net income for 2020 decreased $688 thousand, or 3.4%, compared to 2019. The decrease was primarily due to a $1.2 million decrease in net interest income and a $637 thousand decrease in non-interest income partly offset by a $992 thousand decrease in non-interest expense and a $181 thousand decrease in income tax expense.
Net interest income for 2020 decreased $1.2 million, or 30.6%, compared to 2019. This decrease was primarily due to a decrease in the average funds transfer prices allocated to the funds provided by Frost Wealth Advisors. The decrease in the average funds transfer price was primarily due to decreases in market interest rates. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.
Non-interest income for 2020 decreased $637 thousand, or 0.4%, compared to 2019. The decrease was primarily related to a decrease in other charges, commissions and fees; and other non-interest income partly offset by an increase in trust and investment management fees. The decrease in other charges commissions and fees was primarily due to decreases in income from the placement of money market accounts and life insurance, among other things, partly offset by increases in income from the placement of mutual funds and annuities and an increase in brokerage commissions. Income from the placement of money market accounts was impacted by a decrease in market rates. The other aforementioned revenue streams were impacted by fluctuations in transaction volumes. The decrease in other non-interest income was primarily related to a decrease in income from customer derivative and trading activities related to a decrease in volume. Trust and investment management fee income is the most significant income component for Frost Wealth Advisors. Investment management fees are the most significant component of trust and investment management fees, making up approximately 84% and 82% of total trust and investment management fees for 2020 and 2019. The increase in trust and investment management fees during 2020 was primarily due to increases in investment management fees, custody fees and real estate fees partly offset by a decrease in oil and gas fees. See the analysis of trust and investment management fees, particularly as it relates to the effects of the COVID-19 pandemic, and other charges, commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for 2020 decreased $992 thousand, or 0.8%, compared to 2019. The decrease was primarily due to an increase in net occupancy expense partly offset by decreases in employee benefits, other non-interest expense and salaries and wages. The increase in net occupancy expense was primarily related to an increase in lease expense. The decrease in employee benefits was primarily related to a decrease in certain discretionary benefit plan expenses. The decrease in other non-interest expense was primarily related to decreases in travel, meals and entertainment expense and professional service expense, among other things. Salaries and wages were impacted by decreases in incentive compensation and commissions despite an increase in salaries, due to an increase in the number of employees and normal, annual merit and market increases.
Non-Banks
The Non-Banks operating segment had a net loss of $10.6 million for 2020 compared to a net loss of $12.8 million in 2019. The decreased net loss was primarily due to a decrease in net interest expense resulting from lower average rates paid on our long term borrowings.

Income Taxes
We recognized income tax expense of $20.2 million, for an effective tax rate of 5.7%, in 2020 compared to $55.9 million, for an effective tax rate of 11.2%, in 2019. The effective income tax rates differed from the U.S. statutory federal income tax rate of 21% during 2020 and 2019 primarily due to the effect of tax-exempt income from loans, securities and life insurance policies and the income tax effects associated with stock-based compensation, among other things, and their relative proportion to total pre-tax net income. The decrease in the effective tax rate during 2020 was primarily related to a decrease in pre-tax net income. The effective tax rate during 2020 was also impacted by a one-time, discrete tax benefit associated with an asset contribution to a charitable trust. See Note 13 - Income Taxes in the accompanying notes to consolidated financial statements elsewhere in this report.

Sources and Uses of Funds
The following table illustrates, during the years presented, the mix of our funding sources and the assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $38.0 billion in 2020 compared to $32.1 billion in 2019.

	2020	2019	2018
Sources of Funds:
Deposits:
Non-interest-bearing	35.7%	32.3%	34.7%
Interest-bearing	47.1	50.1	50.1
Federal funds purchased and repurchase agreements	3.9	4.0	3.4
Long-term debt and other borrowings	0.9	0.7	0.8
Other non-interest-bearing liabilities	1.8	1.4	0.5
Equity capital	10.6	11.5	10.5
Total	100.0%	100.0%	100.0%
Uses of Funds:
Loans	45.2%	45.0%	43.9%
Securities	33.4	41.4	38.9
Federal funds sold, resell agreements and interest-bearing deposits	14.2	5.8	10.3
Other non-interest-earning assets	7.2	7.8	6.9
Total	100.0%	100.0%	100.0%
Deposits continue to be our primary source of funding. Average deposits increased $5.0 billion, or 19.0%, in 2020 compared to 2019. Non-interest-bearing deposits remain a significant source of funding, which has been a key factor in maintaining our relatively low cost of funds. Average non-interest-bearing deposits totaled 43.1% of total average deposits in 2020 compared to 39.2% in 2019. Though federal prohibitions on the payment of interest on demand deposits were repealed in 2011, we have not experienced any significant additional costs as a result. Should the market dictate, we may increase the interest rates we pay on some or all of our various interest-bearing deposit products. This could lead to a decrease in the relative proportion of non-interest-bearing deposits to total deposits.
We primarily invest funds in loans and securities. Average loans increased $2.7 billion, or 18.9%, ($565.4 million, or 3.92% excluding PPP loans) in 2020 compared to 2019 while average securities decreased $616.0 million, or 4.6%, in 2020 compared to 2019. Average federal funds sold and resell agreements and interest-bearing deposits increased $3.5 billion, or 190.1%, in 2020 compared to 2019, primarily as a result of deposit growth.

Loans
Year-end loans, including leases net of unearned discounts, consisted of the following:

	2020	Percentage of Total	2019	2018	2017	2016
Commercial and industrial	$4,955,341	28.4%	$5,187,466	$5,111,957	$4,792,388	$4,344,000
Energy:
Production	976,473	5.6	1,348,900	1,309,314	1,182,326	971,767
Service	116,825	0.7	192,996	168,775	171,795	221,213
Other	141,900	0.7	110,986	124,509	144,972	193,081
Total energy	1,235,198	7.1	1,652,882	1,602,598	1,499,093	1,386,061
Paycheck Protection Program	2,433,849	13.9	—	—	—	—
Commercial real estate:
Commercial mortgages	5,478,806	31.3	4,594,113	4,121,966	3,887,742	3,481,157
Construction	1,223,814	7.0	1,312,659	1,267,717	1,066,696	1,043,261
Land	317,847	1.8	289,467	306,755	331,986	311,030
Total commercial real estate	7,020,467	40.1	6,196,239	5,696,438	5,286,424	4,835,448
Consumer real estate:
Home equity loans	329,390	1.9	375,596	353,924	355,342	345,130
Home equity lines of credit	452,854	2.6	354,671	337,168	291,950	264,862
Other	548,530	3.1	464,146	427,898	376,002	326,793
Total consumer real estate	1,330,774	7.6	1,194,413	1,118,990	1,023,294	936,785
Total real estate	8,351,241	47.7	7,390,652	6,815,428	6,309,718	5,772,233
Consumer and other	505,680	2.9	519,332	569,750	544,466	473,098
Total loans	$17,481,309	100.0%	$14,750,332	$14,099,733	$13,145,665	$11,975,392
Overview. Year-end total loans increased $2.7 billion, or 18.5%, during 2020 compared to 2019. As further discussed below, during the second quarter of 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Excluding PPP loans, total loans would have otherwise increased $297.1 million, or 2.0%, from December 31, 2019. The majority of our loan portfolio is comprised of commercial and industrial loans, energy loans and real estate loans. Commercial and industrial loans made up 28.4% (32.9% excluding PPP loans) and 35.2% of total loans at December 31, 2020 and 2019 while energy loans made up 7.1% (8.2% excluding PPP loans) and 11.2% of total loans at both December 31, 2020 and 2019 and real estate loans made up 47.7% (55.5% excluding PPP loans) and 50.1% of total loans at December 31, 2020 and 2019. Energy loans include commercial and industrial loans, leases and real estate loans to borrowers in the energy industry. Real estate loans include both commercial and consumer balances. Other than in connection with our making PPP loans as described below, it is possible that the effects of COVID-19 could continue to result in less demand for our loan products.
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
Our energy loan portfolio includes loans for production, energy services and other energy loans, which includes private clients, transportation and equipment providers, manufacturers, refiners and traders. The origination process for energy loans is similar to that of commercial and industrial loans. Because, however, of the average loan size, the significance of the portfolio and the specialized nature of the energy industry, our energy lending requires a highly prescriptive underwriting policy. Production loans are secured by proven, developed and producing reserves. Loan proceeds are used for the development and drilling of additional wells, the acquisition of additional production, and/or the acquisition of additional properties to be developed and drilled. Our customers in this sector are generally large, independent, private owner-producers or large corporate producers. These borrowers typically have large capital requirements for drilling and acquisitions, and as such, loans in this portfolio are generally greater than $10 million. Production loans are collateralized by the oil and gas interests of the borrower. Collateral values are determined by the risk-adjusted and limited discounted future net revenue of the reserves. Our valuations take into consideration geographic and reservoir differentials as well as cost structures associated with each borrower. Collateral is calculated at least semi-annually using third party engineer-prepared reserve studies. These reserve studies are conducted using a discount factor and base case assumptions for the current and future value of oil and gas. To qualify as collateral, typically reserves must be proven, developed and producing. For certain borrowers, collateral may include up to 20% proven, non-producing reserves. Loan commitments are limited to 65% of estimated reserve value. Cash flows must be sufficient to amortize the loan commitment within 120% of the half-life of the underlying reserves. Loan commitments generally must also be 100% covered by the risk-adjusted and limited discounted future net revenue of the reserves when stressed at 75% of our base case price assumptions. In addition, the ratio of the borrower's debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) should generally not exceed 350%.
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
Although no balances were outstanding at December 31, 2020 and 2019, in prior years we have had a small portfolio of loans to refiners where our credit involvement with these customers was through purchases of shared national credit syndications. These borrowers refine crude oil into gasoline, diesel, jet fuel, asphalt and other petrochemicals and are not dependent on drilling or development. All of the borrowers in this portfolio are very large public companies that are important employers in several of our major markets. These borrowers, for the most part, have been long-term customers and we have a strong relationship with these companies and their executive management. There is no new customer origination process for this segment and any outstanding balances are expected to only reflect the needs of these existing relationships.
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
PPP loans, which we began originating in April 2020, are loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Loans covered by the PPP may be eligible for loan forgiveness for certain costs incurred related to payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. The remaining loan balance after forgiveness of any amounts is still fully guaranteed by the SBA. Terms of the PPP loans include the following (i) maximum amount limited to the lesser of $10 million or an amount calculated using a payroll-based formula, (ii) maximum loan term of five years, (iii) interest rate of 1.00%, (iv) no collateral or personal guarantees are required, (v) no payments are required until the date on which the forgiveness amount relating to the loan is remitted to the lender and (vi) loan forgiveness up to the full principal amount of the loan and any accrued interest, subject to certain requirements including that no more than 40% of the loan forgiveness amount may be attributable to non-payroll costs. In return for processing and booking a PPP loan, the SBA paid lenders a processing fee tiered by the size of the loan (5% for loans of not more than $350 thousand; 3% for loans of more than $350 thousand and less than $2 million; and 1% for loans of at least $2 million).
Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing our commercial real estate portfolio are diverse in terms of type and geographic location within Texas. This diversity helps reduce our exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, we avoid financing single-purpose projects unless other underwriting factors are present to help mitigate risk. We also utilize third-party experts to provide insight and guidance about economic conditions and trends affecting market areas we serve. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2020, approximately 46.4% of the outstanding principal balance of our commercial real estate loans were secured by owner-occupied properties.
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

Commercial and Industrial. Commercial and industrial loans decreased $232.1 million, or 4.5%, during 2020 compared to 2019. Our commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with our loan policy guidelines. The commercial and industrial loan portfolio also includes the commercial lease and purchased shared national credits.
Energy. Energy loans include loans to entities and individuals that are engaged in various energy-related activities including (i) the development and production of oil or natural gas, (ii) providing oil and gas field servicing, (iii) providing energy-related transportation services (iv) providing equipment to support oil and gas drilling (v) refining petrochemicals, or (vi) trading oil, gas and related commodities. Energy loans decreased $417.7 million, or 25.3%, during 2020 compared to 2019. The average loan size, the significance of the portfolio and the specialized nature of the energy industry requires a highly prescriptive underwriting policy. Exceptions to this policy are rarely granted. Due to the large borrowing requirements of this customer base, the energy loan portfolio includes participations and purchased shared national credits.
Paycheck Protection Program. PPP loans include loans to businesses and other entities that would otherwise be reported as commercial and industrial loans and, to a lesser extent, energy loans, originated under the guidelines discussed above. Through December 31, 2020, we have funded approximately $3.3 billion of SBA-approved PPP loans. During 2020, we recognized $59.5 million in PPP loan related deferred processing fees (net of amortization of related deferred origination costs) as yield adjustments and this amount is included in interest income on loans. As a result of the inclusion of these net fees in interest income, the average yield on PPP loans was approximately 3.78% during 2020 compared to the stated interest rate of 1.0% on these loans. As of December 31, 2020, we expect to recognize additional PPP loan related deferred processing fees (net of deferred origination costs) totaling approximately $39.5 million as a yield adjustment over the remaining terms of these loans, most of which is expected to be recognized in 2021.
Industry Concentrations. As of December 31, 2020, there were no concentrations of loans related to any single industry, as segregated by Standard Industrial Classification code (“SIC code”), in excess of 10% of total loans. The largest industry concentration was related to the energy industry, which totaled 7.1% of total loans, or 8.2% excluding PPP loans. As of December 31, 2019, there were no concentrations of loans related to any single industry in excess of 10% of total loans other than energy loans, which totaled 11.2% of total loans at such date. The SIC code system is a federally designed standard industrial numbering system used by us to categorize loans by the borrower’s type of business. The following table summarizes the industry concentrations of our loan portfolio, as segregated by SIC code. Industry concentrations, stated as a percentage of year-end total loans as of December 31, 2020 and 2019, are presented below:

	2020	2020 Excluding PPP Loans	2019
Industry Concentrations
Energy	7.1%	8.2%	11.2%
Public finance	4.7	5.4	5.1
Medical services	3.1	3.6	3.9
Automobile dealers	3.1	3.6	3.8
Building materials and contractors	2.8	3.3	3.1
General and specific trade contractors	2.4	2.8	3.4
Investor	2.2	2.6	2.2
Manufacturing, other	2.2	2.6	3.1
Services	1.9	2.3	2.3
Religion	1.8	2.1	2.3
Financial services, consumer credit	1.8	2.1	2.0
Paycheck Protection Program	13.9	—	—
All other	53.0	61.4	57.6
Total loans	100.0%	100.0%	100.0%

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
The following table provides additional information on our large credit relationships outstanding at year-end.

	2020			2019
	Number of Relationships	Period-End Balances		Number of Relationships	Period-End Balances
		Committed	Outstanding		Committed	Outstanding
Committed amount:
$20.0 million and greater	268	$12,651,125	$7,125,484	261	$11,855,203	$6,657,382
$10.0 million to $19.9 million	189	2,661,548	1,626,951	179	2,451,804	1,451,453
Average amount:
$20.0 million and greater		47,206	26,588		45,422	25,507
$10.0 million to $19.9 million		14,082	8,608		13,697	8,109
Purchased Shared National Credits (“SNCs”). Purchased SNCs are participations purchased from upstream financial organizations and tend to be larger in size than our originated portfolio. Our purchased SNC portfolio totaled $788.1 million at December 31, 2020 decreasing $160.7 million, or 16.9%, from $948.8 million at December 31, 2019. At December 31, 2020, 32.1% of outstanding purchased SNCs were related to the energy industry, 24.5% of outstanding purchased SNCs were related to the construction industry, 12.6% of outstanding purchased SNCs were related to the financial services industry and 12.1% outstanding purchased SNCs were related to the real estate industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the energy and commercial and industrial portfolios, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of our customers. As a matter of policy, we generally only participate in SNCs for companies headquartered in or which have significant operations within our market areas. In addition, we must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.
The following table provides additional information about certain credits within our purchased SNCs portfolio as of year-end.

	2020			2019
	Number of Relationships	Period-End Balances		Number of Relationships	Period-End Balances
		Committed	Outstanding		Committed	Outstanding
Committed amount:
$20.0 million and greater	36	$1,394,555	$620,441	43	$1,619,398	$804,608
$10.0 million to $19.9 million	22	301,581	145,488	19	269,974	136,541
Average amount:
$20.0 million and greater		38,738	17,234		37,660	18,712
$10.0 million to $19.9 million		13,708	6,613		14,209	7,186

Real Estate Loans. Real estate loans increased $960.6 million, or 13.0%, during 2020 compared to 2019. Real estate loans include both commercial and consumer balances. Commercial real estate loans totaled $7.0 billion, or 84.1% of total real estate loans, at December 31, 2020 and $6.2 billion, or 83.8% of total real estate loans, at December 31, 2019. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. Loans secured by owner-occupied properties make up a significant portion of our commercial real estate portfolio. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan.
The following tables summarize our commercial real estate loan portfolio, including commercial real estate loans reported as a component of our energy loan portfolio segment, as segregated by (i) the type of property securing the credit and (ii) the geographic region in which the loans were originated. Property type concentrations are stated as a percentage of year-end total commercial real estate loans as of December 31, 2020 and 2019:

	2020	2019
Property type:
Office building	25.0%	21.0%
Office/warehouse	16.6	17.2
Retail	8.9	8.1
Multifamily	8.6	9.9
Dealerships	5.4	5.3
Non-farm/non-residential	5.2	6.5
Medical offices and services	4.5	4.8
Hotel	3.7	3.4
Strip centers	3.3	3.3
Religious	3.2	3.5
1-4 family construction	2.8	2.6
Restaurant	2.0	2.1
1-4 family	1.7	2.1
Mini storage	1.5	2.0
All other	7.6	8.2
Total commercial real estate loans	100.0%	100.0%

	2020	2019
Geographic region:
San Antonio	27.6%	27.8%
Houston	23.3	24.1
Fort Worth	17.4	16.3
Dallas	15.2	14.0
Austin	9.3	9.8
Rio Grande Valley	3.3	3.6
Permian Basin	2.3	2.7
Corpus Christi	1.6	1.7
Total commercial real estate loans	100.0%	100.0%

Consumer Loans. The consumer loan portfolio at December 31, 2020 increased $122.7 million, or 7.2%, from December 31, 2019. As the following table illustrates, the consumer loan portfolio has two distinct segments, including consumer real estate and consumer and other.

	2020	2019
Consumer real estate:
Home equity loans	$329,390	$375,596
Home equity lines of credit	452,854	354,671
Other	548,530	464,146
Total consumer real estate	1,330,774	1,194,413
Consumer and other	505,680	519,332
Total consumer loans	$1,836,454	$1,713,745
Consumer real estate loans at December 31, 2020 increased $136.4 million, or 11.4%, from December 31, 2019. Combined, home equity loans and lines of credit made up 58.8% and 61.1% of the consumer real estate loan total at December 31, 2020 and 2019, respectively. We offer home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans. In general, we do not originate 1-4 family mortgage loans; however, from time to time, we may invest in such loans to meet the needs of our customers. The consumer and other loan portfolio at December 31, 2020 decreased $13.7 million, or 2.6%, from December 31, 2019. This portfolio primarily consists of automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents, and other similar types of credit facilities.
Foreign Loans. We make U.S. dollar-denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at December 31, 2020 or 2019.
Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table presents the maturity distribution of our commercial and industrial loans, energy loans and commercial real estate loans at December 31, 2020. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate or LIBOR.

	Due in One Year or Less	After One, but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial and industrial	$1,998,833	$1,958,182	$866,272	$132,054	$4,955,341
Energy	790,038	435,442	9,090	628	1,235,198
Paycheck Protection Program	—	2,433,849	—	—	2,433,849
Commercial real estate
Buildings, land and other	860,879	2,516,898	2,324,547	94,329	5,796,653
Construction	347,010	592,088	218,029	66,687	1,223,814
Consumer Real Estate	10,020	23,606	604,008	693,140	1,330,774
Consumer and Other	256,827	232,919	15,934	—	505,680
Total	$4,263,607	$8,192,984	$4,037,880	$986,838	$17,481,309

Loans with fixed interest rates	357,712	4,521,168	2,741,507	445,419	$8,065,806
Loans with floating interest rates	3,905,895	3,671,816	1,296,373	541,419	9,415,503
Total	$4,263,607	$8,192,984	$4,037,880	$986,838	$17,481,309
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
Non-Performing Assets and Potential Problem Loans
Non-Performing Assets. Year-end non-performing assets and accruing past due loans were as follows:

	2020	2019	2018	2017	2016
Non-accrual loans:
Commercial and industrial	$19,849	$26,038	$9,239	$46,186	$31,475
Energy	23,168	65,761	46,932	94,302	57,571
Paycheck Protection Program	—	—	—	—	—
Commercial real estate	17,421	9,577	15,268	7,589	8,550
Consumer real estate	993	922	892	2,109	2,130
Consumer and other	18	5	1,408	128	425
Total non-accrual loans	61,449	102,303	73,739	150,314	100,151
Restructured loans	—	6,098	—	4,862	—
Foreclosed assets:
Real estate	850	1,084	1,175	2,116	2,440
Other	—	—	—	—	—
Total foreclosed assets	850	1,084	1,175	2,116	2,440
Total non-performing assets	$62,299	$109,485	$74,914	$157,292	$102,591
Ratio of non-performing assets to:
Total loans and foreclosed assets	0.36%	0.74%	0.53%	1.20%	0.86%
Total loans, excluding PPP loans, and foreclosed assets	0.41	0.74	0.53	1.20	0.86
Total assets	0.15	0.32	0.23	0.50	0.34
Accruing past due loans:
30 to 89 days past due	$88,598	$50,784	$59,595	$93,428	$55,456
90 or more days past due	14,289	7,421	20,468	14,432	24,864
Total accruing past due loans	$102,887	$58,205	$80,063	$107,860	$80,320
Ratio of accruing past due loans to total loans:
30 to 89 days past due	0.51%	0.34%	0.42%	0.71%	0.46%
90 or more days past due	0.08	0.05	0.15	0.11	0.21
Total accruing past due loans	0.59%	0.39%	0.57%	0.82%	0.67%
Ratio of accruing past due loans to total loans, excluding PPP loans:
30 to 89 days past due	0.59%	0.34%	0.42%	0.71%	0.46%
90 or more days past due	0.09	0.05	0.15	0.11	0.21
Total accruing past due loans	0.68%	0.39%	0.57%	0.82%	0.67%
Non-performing assets include non-accrual loans, restructured loans and foreclosed assets. Non-performing assets at December 31, 2020 decreased $47.2 million compared to December 31, 2019 reflecting decreases in non-accrual energy loans, non-accrual commercial and industrial loans and restructured loans partly, some of which resulted from charge-offs, offset by an increase in non-accrual commercial real estate loans.
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

Table of Content
Non-accrual commercial and industrial loans included one credit relationship in excess of $5.0 million totaling $9.0 million at December 31, 2020. This credit relationship was previously reported as non-accrual with an aggregate balance of $8.4 million at December 31, 2019. Non-accrual energy loans included one credit relationship in excess of $5.0 million totaling $20.1 million at December 31, 2020 and two credit relationships in excess of $5.0 million totaling $61.7 million at December 31, 2019. During 2020, we charged off $76.1 million related to energy loans. Of that amount, $48.8 million related to credit relationships previously reported as non-accrual as of December 31, 2019. Non-accrual real estate loans primarily consist of land development, 1-4 family residential construction credit relationships and loans secured by office buildings and religious facilities. There were no non-accrual commercial real estate loans in excess of $5.0 million at December 31, 2020 or December 31, 2019.
There were no restructured loans outstanding at December 31, 2020, other than those reported as non-accrual in the table above. Restructured loans at December 31, 2019 totaled $6.1 million and consisted of three credit relationships primarily related to commercial real estate.
Foreclosed assets represent property acquired as the result of borrower defaults on loans. Foreclosed assets are recorded at estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for credit losses on loans. Regulatory guidelines require us to reevaluate the fair value of foreclosed assets on at least an annual basis. Our policy is to comply with the regulatory guidelines. Write-downs are provided for subsequent declines in value and are included in other non-interest expense along with other expenses related to maintaining the properties. Write-downs of foreclosed assets totaled $231 thousand during 2020 and $473 thousand during 2018 while there were no write-downs in 2019. There were no significant concentrations of any properties, to which the aforementioned write-downs relate, in any single geographic region.
Accruing past due loans at December 31, 2020 increased $44.7 million compared to December 31, 2019. The increase was primarily related to increases in past due commercial and industrial loans (up $26.2 million) and to a lesser extent past due energy loans (up $8.0 million ) and non-construction related commercial real estate loans (up $7.3 million).
Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At December 31, 2020 and 2019, we had $85.2 million and $46.8 million in loans of this type which are not included in any one of the non-accrual, restructured or 90 days past due loan categories. At December 31, 2020, potential problem loans consisted of eleven credit relationships. Of the total outstanding balance at December 31, 2020, 32.6% was related to the energy industry, 30.2% was related to the hotel/lodging industry and 19.8% was related to the restaurant industry. Weakness in these organizations’ operating performance and financial condition, among other factors, have caused us to heighten the attention given to these credits. As such, all of the loans identified as potential problem loans at December 31, 2020 were graded as “substandard - accrual” (risk grade 11).
Certain borrowers are currently unable to meet their contractual payment obligations because of the adverse effects of COVID-19. In an effort to mitigate these effects, loan customers may apply for a deferral of payments, or portions thereof, for up to 90 days. After 90 days, customers may apply for an additional deferral, and a small proportion of our customers have requested such an additional deferral. In the absence of other intervening factors, such short-term modifications made on a good faith basis are not categorized as troubled debt restructurings, nor are loans granted payment deferrals related to COVID-19 reported as past due or placed on non-accrual status (provided the loans were not past due or on non-accrual status prior to the deferral). The COVID-19 pandemic has contributed to an increased risk of delinquencies, defaults and foreclosures. As a result of the COVID-19 pandemic, a significant number and amount of our loans have experienced ratings downgrades, credit deterioration and defaults. We have a significant amount of loans in certain industries that have been particularly impacted. These include energy, retail/strip centers, hotels/lodging, restaurants, entertainment and commercial real estate, among others. See additional information about the effects of and risks associated with the COVID-19 pandemic in the section captioned “Recent Developments Related to COVID-19” elsewhere in this discussion and Part I. Item 1A. Risk Factors elsewhere in this report.

Table of Content
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
Allowance for Credit Losses - Loans. The table below provides an allocation of the year-end allowance for credit losses on loans by loan portfolio segment; however, allocation of a portion of the allowance to one segment does not preclude its availability to absorb losses in other segments:

	2020	Post ASC 326 Adoption on January 1, 2020		2019	2018	2017	2016
Allocation of allowance:
Commercial and industrial	$73,843	$72,856		$51,593	$48,580	$59,614	$52,915
Energy	39,553	26,929		37,382	29,052	51,528	60,653
Commercial real estate	134,892	17,518		31,037	38,777	30,948	30,213
Consumer real estate	7,926	6,505		4,113	6,103	5,657	4,238
Consumer and other	6,963	5,794		8,042	9,620	7,617	5,026
Total	$263,177	$129,602		$132,167	$132,132	$155,364	$153,045
Percentage of loans in each category to total loans:
Commercial and industrial	28.4%	35.2%		35.2%	36.3%	36.4%	36.3%
Energy	7.1	11.2		11.2	11.4	11.4	11.6
Paycheck Protection Program	13.9	—		—	—	—	—
Commercial real estate	40.1	42.0		42.0	40.4	40.2	40.4
Consumer real estate	7.6	8.1		8.1	7.9	7.8	7.8
Consumer and other	2.9	3.5		3.5	4.0	4.2	3.9
Total	100.0%	100.0%	1	100.0%	100.0%	100.0%	100.0%
Upon the adoption of ASC 326 on January 1, 2020, the total amount of the allowance for credit losses on loans estimated using the CECL methodology decreased $2.6 million compared to the total amount of the allowance for credit losses on loans estimated as of December 31, 2019 using the prior incurred loss model. Fluctuations in the estimated allowances by portfolio segment offset one another, for the most part, and, as a result, the overall estimated amount of allowance for credit losses did not significantly change as a result of the change in methodology. The manner in which credit loss allowances are allocated to the individual portfolio segments was partly impacted by a change in the way the underlying loans within each segment are pooled for modeling purposes. The impact of varying economic conditions and portfolio stress factors are now a component of the credit loss models applied to each modeling pool. In that regard, the amounts allocated to the underlying pools of loans within

Table of Content
each portfolio segment more directly reflect the economic variables and portfolio stress factors that correlate with credit losses within each portfolio. Under the prior methodology, allocations in excess of those derived from historical loss rates were recognized as an allocation on each of the various portfolios based upon management judgment. Nonetheless, despite fluctuations in the allocation of portions of the overall allowance to the various portfolio segments, the entire allowance is available to absorb any credit losses within the entire loan portfolio. The remainder of this discussion focuses on expected credit losses estimated as of December 31, 2020 compared to the post ASC 326 estimate of expected credit losses as of January 1, 2020.
The allowance allocated to commercial and industrial loans totaled $73.8 million, or 1.49% of total commercial and industrial loans, at December 31, 2020 increasing $987 thousand, or 1.4%, compared to $72.9 million, or 1.40% of total commercial and industrial loans, post ASC 326 adoption on January 1, 2020. Modeled expected credit losses increased $8.5 million while qualitative factor (“Q-Factor”) adjustments related to commercial and industrial loans decreased $4.8 million. Specific allocations for commercial and industrial loans that were evaluated for expected credit losses on an individual basis decreased from $7.9 million post ASC 326 adoption on January 1, 2020 to $5.3 million at December 31, 2020. The allowance allocated to energy loans totaled $39.6 million, or 3.20% of total energy loans, at December 31, 2020 increasing $12.6 million, or 46.9%, compared to $26.9 million, or 1.63% of total energy loans, post ASC 326 adoption on January 1, 2020. Modeled expected credit losses related to energy loans increased $3.0 million while Q-Factor adjustments related to energy loans increased $20.4 million. Specific allocations for energy loans that were evaluated for expected credit losses on an individual basis totaled $20.2 million post ASC 326 adoption on January 1, 2020. The loans to which these specific allocations were related were subsequently charged off and there were $9.4 million of specific allocations related to energy loans at December 31, 2020. The allowance allocated to commercial real estate loans totaled $134.9 million, or 1.92% of total commercial real estate loans, at December 31, 2020 increasing $117.4 million, or 670.0%, compared to $17.5 million, or 0.28% of total commercial real estate loans, post ASC 326 adoption on January 1, 2020. Modeled expected credit losses related to commercial real estate loans increased $109.8 million while Q-Factor adjustments related to commercial real estate loans increased $7.5 million. Specific allocations for commercial real estate loans that were evaluated for expected credit losses on an individual basis increased from $383 thousand post ASC 326 adoption on January 1, 2020 to $513 thousand at December 31, 2020. The allowance allocated to consumer real estate loans totaled $7.9 million, or 0.60% of total consumer real estate loans, at December 31, 2020 increasing $1.4 million, or 21.8%, compared to $6.5 million, or 0.54% of total consumer real estate loans, post ASC 326 adoption on January 1, 2020. Modeled expected credit losses related to consumer real estate loans increased $2.0 million while Q-Factor adjustments related to consumer real estate loans decreased $591 thousand. The allowance allocated to consumer loans totaled $7.0 million, or 1.38% of total consumer loans, at December 31, 2020 increasing $1.2 million, or 20.2%, compared to $5.8 million, or 1.12% of total consumer loans, post ASC 326 adoption on January 1, 2020. Modeled expected credit losses related to consumer loans increased $1.3 million while Q-Factor adjustments related to consumer loans decreased $154 thousand.
As more fully described in Note 3 - Loans in the accompanying consolidated financial statements, we measure expected credit losses over the life of each loan utilizing a combination of models which measure probability of default and loss given default, among other things. The measurement of expected credit losses is impacted by loan/borrower attributes and certain macroeconomic variables. Models are adjusted to reflect the current impact of certain macroeconomic variables as well as their expected changes over a reasonable and supportable forecast period.
In estimating expected credit losses as of December 31, 2020, we utilized the Moody’s Analytics December 2020 BL Baseline Scenario (the “December BL Scenario”) to forecast the macroeconomic variables used in our models. The December BL Scenario was based on the review of a variety of surveys of baseline forecasts of the U.S. economy. The December BL Scenario projections included, among other things, (i) U.S. Gross Domestic Product (“GDP”) annualized quarterly growth rate of 4.6% for the fourth quarter of 2020 followed by projected annualized quarterly growth rates in the range of approximately 3.0% to 8.0% during 2021 and 6.0% to 7.5% through the end of the forecast period in the fourth quarter of 2022; (ii) a U.S. unemployment rate of 6.7% in the fourth quarter of 2020 and an average projected rate of 7.0% in 2021 and 6.0% in 2022, with the fourth quarter of 2022 projected to be 5.4% (Texas unemployment rates are projected to be slightly less for those periods); and (iii) an average 10 year Treasury rate of 0.79% in the fourth quarter of 2020, increasing to an average projected rate of 1.05% in 2021 and 2.04% in 2022. The December BL Scenario also projected average oil prices of $40 per barrel in the fourth quarter of 2020, $45 per barrel on average for the year in 2021 and $55 per barrel on average for the year in 2022, with the fourth quarter of 2022 projected to be $59 per barrel.

Table of Content
The economic forecast used in our initial estimate of expected credit losses under ASC 326 on January 1, 2020 projected that the Texas unemployment rate would remain below 4.0% through 2021. The increases in modeled expected credit losses across all of our loan portfolios as of December 31, 2020 compared to the modeled expected credit losses as of our initial adoption of ASC 326 on January 1, 2020 were primarily the result of changes in our economic forecast, particularly forecasts related to unemployment and the gross domestic product, as well as changes in portfolio volumes and risk attributes, as discussed below.
The overall loan portfolio, excluding PPP loans which are fully guaranteed by the SBA, increased $297.1 million, or 2.0%, which included a $824.2 million, or 13.3%, increase in commercial real estate loans and a $136.4 million, or 11.4%, increase in consumer real estate loans partly offset by a $232.1 million, or 4.5%, decrease in commercial and industrial loans, a $417.7 million, or 25.3%, decrease in energy loans and a $13.7 million, or 2.6% decrease in consumer and other loans. The weighted average risk grade for commercial and industrial loans did not significantly change totaling 6.45 at December 31, 2020 compared to 6.44 at December 31, 2019. Commercial and industrial loans graded “watch” and “special mention” (risk grades 9 and 10) increased $63.5 million during 2020 while classified commercial and industrial loans decreased $12.9 million. Classified loans consist of loans having a risk grade of 11, 12 or 13. The weighted-average risk grade for energy loans increased to 6.85 at December 31, 2020 from 6.39 at December 31, 2019. The increase in the weighted average risk grade was primarily related to a $6.6 million increase in classified energy loans and a $95.9 million increase in energy loans graded “watch” and “special mention,” while pass grade energy loans decreased $520.2 million. The weighted average risk grade for commercial real estate loans increased to 7.32 at December 31, 2020 from 7.07 at December 31, 2019. Commercial real estate loans graded as “watch” and “special mention” increased $390.8 million while classified commercial real estate loans increased $72.9 million.
As noted above our credit loss models utilized the economic forecasts in the Moody’s BL Baseline Scenario for December 2020 for our estimate of expected credit losses as of December 31, 2020. We qualitatively adjust the model results based on this scenario for various risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These Q-Factor adjustments are discussed below.
Q-Factor adjustments are based upon management judgment and current assessment as to the impact of risks related to changes in lending policies and procedures; economic and business conditions; loan portfolio attributes and credit concentrations; and external factors, among other things, that are not already captured within the modeling inputs, assumptions and other processes. Management assesses the potential impact of such items within a range of severely negative impact to positive impact and adjusts the modeled expected credit loss by an aggregate adjustment percentage based upon the assessment. As a result of this assessment as of December 31, 2020, modeled expected credit losses were adjusted upwards by a weighted-average Q-Factor adjustment of approximately 1.2%, and decreasing from 12.9% upon the adoption of ASC 326 on January 1, 2020 (as further discussed below). The weighted-average Q-Factor adjustment at December 31, 2020 was based on a positive expected impact related to changes in lending policies, procedures and underwriting standards; a limited negative expected impact associated with changes in loan portfolio attributes and concentrations, changes in risk grades, changes in the volumes and severity of loan delinquencies and adverse classifications and potential deterioration of collateral values; and a severely negative impact from other risk factors associated with our commercial real estate construction and land loan portfolios, particularly the risks related to expected extensions.
In connection with our assessment of Q-Factor adjustments for our initial estimate of expected credit losses upon the adoption of ASC 326 on January 1, 2020, modeled expected credit losses were adjusted upwards by a weighted-average Q-Factor adjustment of approximately 12.9%, which included a 10% upward adjustment to modeled expected credit losses related to risks associated with model uncertainty. This adjustment was based upon the results of certain back testing procedures performed on our credit loss models. The Q-Factor adjustment as of December 31, 2020 did not include this additional 10% upward adjustment related to risks associated with model uncertainty. While management believed the 10% adjustment was appropriate given the economic environment prevailing as of January 1, 2020, as of December 31, 2020, in consideration of the current economic conditions, management determined it was more appropriate to apply overlays to certain individual portfolios based upon analysis and management judgement.

Table of Content
Management also made certain other qualitative adjustments for loans within certain industries that are expected to be more significantly impacted by the COVID-19 pandemic and oil price volatility and declines as described below.
In early March 2020, Saudi Arabia announced significant price discounts on oil which resulted in a sharp decrease in global oil prices including the benchmark WTI. Saudi Arabia further announced that it would significantly increase its production leading Russia to respond in kind. These actions arose in the face of increasing global supplies and decreasing global demand. The subsequent worsening global economic outlook and decreased demand resulting from the COVID-19 pandemic resulted in further decreases in energy prices. The WTI price per barrel of crude oil was approximately $48 as of December 31, 2020 up from $20 per barrel as of March 31, 2020 but still down from approximately $61 per barrel as of December 31, 2019. In late March 2020, we established a special Energy Oversight Council to oversee and assess the credit quality of our energy loan portfolio.
As of December 31, 2020, we provided an additional qualitative adjustment for our energy loan portfolio. This adjustment was estimated based on borrowing base determinations for our energy production loans using current engineering valuations and a projected oil price deck of $36 for 2021 and increasing to $40 for 2022. We also perform an analysis of our customers' secondary sources of capital. Through this process at December 31, 2020, we estimated an aggregate borrowing base deficiency on energy production loans totaling approximately $31.8 million. Management believes that the aggregate borrowing base deficiency amount should serve as the appropriate level of expected credit losses for energy production loans. Accordingly, this resulted in an additional qualitative adjustment of $21.1 million for energy production loans at December 31, 2020.
We performed a separate assessment of other energy loans which are primarily made up of borrowers associated with oilfield services such as transportation and logistics; equipment manufacturing and other services, among other things. Business activity among oilfield service firms experienced significant contraction during the latter part of the first quarter and through the third quarter. Business activity increased in the fourth quarter; however, capital expenditures among oilfield service firms remain depressed. There has been a significant decrease in the number of active oil rigs in Texas since March 2020, though the rate of decline in utilization slowed considerably by the third quarter of 2020 relative to the second quarter and the utilization rate saw positive improvement in the fourth quarter of 2020. While operating margins within the oilfield services sector have continued to decline, the outlook is starting to show improvement. Based on the level of modeled expected credit losses for this portfolio and the expectation of more stabilized conditions with regard to business activity related to oilfield services, we determined that no additional qualitative adjustment for non-production energy loans was necessary as of December 31, 2020.
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
In estimating current expected credit losses as of December 31, 2020, we determined that our credit loss models for our owner occupied commercial real estate loan portfolio were overly sensitive to the volatility of the forecasted Texas unemployment rate and the forecasted U.S. GDP. The modeled loss rate for this portfolio was significantly higher than the modeled loss rate for our commercial and industrial loan portfolio. Management believes that the loss rates for our owner occupied commercial real estate loan portfolio and our commercial and industrial loan portfolio should be similar due to the fact that that the loans within both portfolios are underwritten with the assumption that the primary repayment source is the cash flow from the operations of the borrower. This differs from non-owner occupied real estate where the primary repayment source is the cash flow generated by the underlying real estate being financed. Furthermore, our owner occupied commercial real estate loan portfolio and our commercial and industrial loan portfolio have a similar customer base. The loans within our owner occupied commercial real estate loan portfolio generally have a longer term than the loans within our commercial and industrial loan portfolio, which increases the modeled loss rate of the portfolio, despite the fact that this portfolio generally experiences lower losses in the case of default due to higher collateral valuations relative to the amount of the underlying loans. In light of the foregoing, management reduced the modeled loss allocation for owner occupied commercial real estate loans by $42.1 million as of December 31, 2020. Of this amount, $4.8 million was reallocated to the non-owner occupied commercial real estate and commercial real estate construction loan portfolios. Additional qualitative adjustments were made for these portfolios as we believe our borrowers' ability to access the capital markets for the sale or refinancing of assets, including those under construction, may be impaired

Table of Content
for a significant amount of time. This would require secondary sources of capital and liquidity to support completed projects, access to which may take considerably longer to stabilize than was expected at the time the loans to these borrowers were originally underwritten. Additionally, management reallocated an additional $44.9 million for specific industries within the commercial real estate loan portfolio and $2.2 million for these specific industries within our commercial and industrial loan portfolio that have been particularly impacted by the economic effects of the COVID-19 pandemic, as further discussed below. The net effect of these additional qualitative adjustments, when combined with the aforementioned 1.2% weighted-average Q-Factor adjustment, was an overall negative qualitative adjustment to the allowance for credit losses on commercial real estate loans totaling $9.3 million.
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

	Outstanding Balance at December 31, 2020	Percentage of Total Loans, Excluding PPP Loans	Allocated Allowance	Allocated Allowance as a Percentage of Outstanding Balance
Retail/strip centers	$916,633	6.09%	$21,049	2.30%
Hotels/lodging	268,825	1.79	24,546	9.13
Restaurants	277,054	1.84	20,617	7.44
Entertainment	126,266	0.84	6,151	4.87
Total	$1,588,778	10.56%	$72,363	4.55%
We are continuing to monitor customers in these industries closely. In assessing these portfolios for an additional qualitative adjustment as of December 31, 2020, we performed a comprehensive review of the financial condition and overall outlook of the borrowers within these portfolios. Based on this analysis, we determined that there continues to be an elevated level of risk due to state and nationwide restrictions impacting each of these industries. As a result, we provided an additional qualitative adjustment of $47.1 million, which, for the most part, was allocated to commercial real estate loans.
Activity in the allowance for credit losses on loans and other related ratios are presented in the following table.

	2020	2019	2018	2017	2016
Balance at beginning of period	$132,167	$132,132	$155,364	$153,045	$135,859
Impact of adopting ASC 326	(2,565)	—	—	—	—
Credit loss expense	237,010	33,759	21,613	35,460	51,673
Charge-offs:
Commercial and industrial	(18,908)	(14,117)	(26,076)	(20,619)	(15,910)
Energy	(76,107)	(7,500)	(13,940)	(10,595)	(18,644)
Commercial real estate	(7,499)	(1,025)	(619)	(86)	(82)
Consumer real estate	(2,186)	(3,665)	(2,143)	(925)	(814)
Consumer and other	(17,830)	(24,725)	(17,197)	(15,579)	(12,878)
Total charge-offs	(122,530)	(51,032)	(59,975)	(47,804)	(48,328)
Recoveries:
Commercial and industrial	4,739	3,986	3,688	3,166	3,651
Energy	2,842	1,442	819	586	56
Commercial real estate	446	219	369	832	918
Consumer real estate	1,701	1,208	605	419	557
Consumer and other	9,367	10,453	9,649	9,660	8,659
Total recoveries	19,095	17,308	15,130	14,663	13,841
Net charge-offs	(103,435)	(33,724)	(44,845)	(33,141)	(34,487)
Balance at end of period	$263,177	$132,167	$132,132	$155,364	$153,045

Table of Content

	2020	2019	2018	2017	2016
Ratio of allowance for credit losses on loans to:
Total loans	1.51%	0.90%	0.94%	1.18%	1.28%
Total loans - excluding PPP loans	1.75	0.90	0.94	1.18	1.28
Non-accrual loans	428.29	129.19	179.19	103.36	152.81
Ratio of annualized net charge-offs to:
Average total loans	0.60	0.23	0.33	0.27	0.30
Average total loans - excluding PPP loans	0.69	0.23	0.33	0.27	0.30
Average loans	$17,164,453	$14,440,549	$13,617,940	$12,460,148	$11,554,823
Average loans - excluding PPP loans	15,005,976	14,440,549	13,617,940	12,460,148	11,554,823
Year-end loans	17,481,309	14,750,332	14,099,733	13,145,665	11,975,392
Year-end non-accrual loans	61,449	102,303	73,739	150,314	100,151
Credit loss expense related to loans increased $203.3 million, or 602.1%, in 2020 compared to 2019. Credit loss expense related to loans during 2020 primarily reflects the increase in expected credit losses resulting from a deterioration in forecasted economic conditions and the current and uncertain future impacts associated with the COVID-19 pandemic and recent volatility in oil prices. Credit loss expense also reflects the level of net charge-offs, the deterioration of credit quality and other changes within the loan portfolio during 2020. The ratio of the allowance for credit losses on loans to total loans was 1.51% (1.75% excluding PPP loans) at December 31, 2020 compared to 0.90% at December 31, 2019. Management believes the recorded amount of the allowance for credit losses on loans is appropriate based upon management’s best estimate of current expected credit losses within the existing portfolio of loans. Should any of the factors considered by management in making this estimate change, our estimate of current expect credit losses could also change, which could affect the level of future credit loss expense related to loans.
Allowance for Credit Losses - Off-Balance-Sheet Credit Exposures. Upon the adoption of ASC 326 on January 1, 2020, the total amount of the allowance for credit losses on off-balance-sheet credit exposures estimated using the CECL methodology increased $39.4 million compared to the total amount of the allowance for credit losses on off-balance-sheet credit exposures estimated as of December 31, 2019 using the prior incurred loss model. The increase reflects the impact of assuming portions of all of these commitments will fund in the future and applying our credit loss modeling processes to such amounts as if such amounts were funded loans. Previously, we only recognized a liability for estimated incurred credit losses on off-balance-sheet credit exposures when the borrowers to which such commitments were extended exceeded certain risk grades and had not violated any underlying covenants that would relieve us of any obligation to fund additional amounts under the commitment. Subsequent to the adoption of ASC 326 on January 1, 2020, we recognized credit loss expense related to off-balance-sheet credit exposures totaling $4.3 million during 2020 to increase the amount of the related allowance for credit losses on off-balance-sheet credit exposures to $44.2 million as of December 31, 2020. The increase primarily reflects changes in underlying risk grades and expected utilization of available funds, an increase in overall off-balance-sheet credit exposures and a deterioration in forecasted economic conditions and the current and uncertain future impacts associated with COVID-19. Further information regarding our policies and methodology used to estimate the allowance for credit losses on off-balance-sheet credit exposures is presented in Note 8 - Off-Balance-Sheet Arrangements, Commitments, Guarantees and Contingencies in the accompanying notes to consolidated financial statements.

Table of Content
Securities
Year-end securities are presented in the table below. Held-to-maturity securities are presented net of allowance for credit losses:

	2020		2019		2018
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
Held to maturity:
Residential mortgage-backed securities	$528,784	4.3%	$530,861	4.0%	$2,737	—%
States and political subdivisions	1,415,389	11.4	1,497,644	11.2	1,101,820	8.8
Other	1,500	—	1,500	—	1,500	—
Total	1,945,673	15.7	2,030,005	15.2	1,106,057	8.8
Available for sale:
U.S. Treasury	1,119,633	9.0	1,948,133	14.6	3,427,689	27.4
Residential mortgage-backed securities	1,987,679	16.0	2,207,594	16.6	829,740	6.6
States and political subdivisions	7,287,902	58.7	7,070,997	53.1	7,087,202	56.6
Other	42,351	0.4	42,867	0.3	42,690	0.4
Total	10,437,565	84.1	11,269,591	84.6	11,387,321	91.0
Trading:
U.S. Treasury	23,996	0.2	24,298	0.2	21,928	0.2
States and political subdivisions	460	—	—	—	2,158	—
Total	24,456	0.2	24,298	0.2	24,086	0.2
Total securities	$12,407,694	100.0%	$13,323,894	100.0%	$12,517,464	100.0%
The following tables summarize the maturity distribution schedule with corresponding weighted-average yields of securities held to maturity and securities available for sale as of December 31, 2020. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 21%. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as available for sale include stock in the Federal Reserve Bank and the Federal Home Loan Bank, which have no maturity date. These securities have been included in the total column only. Held-to-maturity securities are presented at amortized cost before any allowance for credit losses.

	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
Residential mortgage- backed securities	$22	3.10%	$165	2.50%	$516,118	2.28%	$12,479	2.46%	$528,784	2.28%
States and political subdivisions	155,941	3.07	463,302	3.20	207,076	3.00	589,230	3.72	1,415,549	3.37
Other	—	—	1,500	1.92	—	—	—	—	1,500	1.92
Total	$155,963	3.07	$464,967	3.20	$723,194	2.48	$601,709	3.69	$1,945,833	3.07
Available for sale:
U.S. Treasury	$811,778	2.12%	$307,855	2.66%	$—	—%	$—	—%	$1,119,633	2.26%
Residential mortgage- backed securities	12,278	0.50	26,724	3.34	23,116	1.36	1,925,561	2.18	1,987,679	2.18
States and political subdivisions	201,166	3.11	1,442,871	3.98	694,760	3.44	4,949,105	3.71	7,287,902	3.72
Other	—	—	—	—	—	—	—	—	42,351	—
Total	$1,025,222	2.30	$1,777,450	3.74	$717,876	3.37	$6,874,666	3.26	$10,437,565	3.24
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

Table of Content
securities are held primarily for sale in the near term and are carried at their fair values, with unrealized gains and losses included immediately in other income. Management determines the appropriate classification of securities at the time of purchase. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost.
All mortgage-backed securities included in the above tables were issued by U.S. government agencies and corporations. At December 31, 2020, all of the securities in our municipal bond portfolio were issued by the State of Texas or political subdivisions or agencies within the State of Texas, of which approximately 78.2% are either guaranteed by the Texas Permanent School Fund, which has a “triple-A” insurer financial strength rating, or secured by U.S. Treasury securities via defeasance of the debt by the issuers. At December 31, 2020, we held general obligation bonds issued by the State of Texas with an aggregate amortized cost of $1.0 billion and an aggregate fair value of $1.1 billion. Such amounts were in excess of 10% of our shareholders’ equity at December 31, 2020. At such date, all of these securities were considered "high grade" or better by various credit rating agencies. At December 31, 2020, there were no other holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of our shareholders’ equity.
The average taxable-equivalent yield on the securities portfolio based on a 21% tax rate was 3.46% in 2020 compared to 3.40% in 2019. Tax-exempt municipal securities totaled 66.6% of average securities in 2020 compared to 62.0% in 2019. The average yield on taxable securities was 2.27% in 2020 compared to 2.33% in 2019, while the average taxable-equivalent yield on tax-exempt securities was 4.08% in 2020 compared to 4.06% in 2019. See the section captioned “Net Interest Income” elsewhere in this discussion.
Deposits
The table below presents the daily average balances of deposits by type and weighted-average rates paid thereon during the years presented:

	2020		2019		2018
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Non-interest-bearing demand deposits:
Commercial and individual	$12,782,723		$9,829,635		$10,164,396
Correspondent banks	243,856		213,442		205,727
Public funds	537,117		315,339		386,685
Total	13,563,696		10,358,416		10,756,808
Interest-bearing deposits:
Private accounts:
Savings and interest checking	7,782,352	0.02%	6,777,473	0.07%	6,667,695	0.08%
Money market accounts	8,387,903	0.18	7,738,654	0.93	7,645,624	0.77
Time accounts	1,120,060	1.25	989,907	1.65	800,096	0.81
Public funds	584,261	0.26	548,827	1.31	418,843	1.04
Total	17,874,576	0.18	16,054,861	0.62	15,532,258	0.49
Total deposits	$31,438,272	0.10	$26,413,277	0.38	$26,289,066	0.29
Average deposits increased $5.0 billion, or 19.0%, in 2020 compared to 2019. The most significant volume growth during 2020 compared to 2019 was in non-interest bearing commercial and individual deposits; savings and interest checking; and money market deposits while all other categories of deposits experienced increases in volume but to a lesser extent. The ratio of average interest-bearing deposits to total average deposits was 56.9% in 2020 compared to 60.8% in 2019. The average cost of interest-bearing deposits and total deposits was 0.18% and 0.10% during 2020 compared to 0.62% and 0.38% during 2019. The decrease in the average cost of interest-bearing deposits in 2020 as compared to 2019 was related to lower average interest rates paid on most of our interest-bearing deposit products as a result of lower average market interest rates.

Table of Content
The following table presents the proportion of each component of average non-interest-bearing deposits to the total of such non-interest-bearing deposits during the years presented:

	2020	2019	2018
Commercial and individual	94.2%	94.9%	94.5%
Correspondent banks	1.8	2.1	1.9
Public funds	4.0	3.0	3.6
Total	100.0%	100.0%	100.0%
Average non-interest-bearing deposits increased $3.2 billion, or 30.9%, in 2020 compared to 2019. The increase was primarily due to a $3.0 billion, or 30.0%, increase in average commercial and individual deposits, a $221.8 million, or 70.3%, increase in average public fund deposits and a $30.4 million, or 14.2%, increase in average correspondent bank deposits.
The following table presents the proportion of each component of average interest-bearing deposits to the total of such interest-bearing deposits during the years presented:

	2020	2019	2018
Private accounts:
Savings and interest checking	43.5%	42.2%	42.9%
Money market accounts	46.9	48.2	49.2
Time accounts	6.3	6.2	5.2
Public funds	3.3	3.4	2.7
Total	100.0%	100.0%	100.0%
Total average interest-bearing deposits increased $1.8 billion, or 11.3%, in 2020 compared to 2019 primarily due to a $1.0 billion, or 14.8%, increase in average savings and interest checking deposits, a $649.2 million, or 8.4%, increase in average money market deposits, a $130.2 million, or 13.1%, increase in average time deposits and a $35.4 million, or 6.5%, increase in average public funds deposits.
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

		Percent		Percent		Percent
	2020	of Total	2019	of Total	2018	of Total
San Antonio	$9,545,949	30.4%	$7,981,160	30.2%	$7,846,388	29.9%
Houston	5,715,514	18.2	4,467,132	16.9	4,578,782	17.4
Fort Worth	5,615,584	17.9	4,699,142	17.8	4,813,424	18.3
Austin	3,882,661	12.3	3,285,637	12.5	3,175,030	12.1
Dallas	2,553,571	8.1	2,160,684	8.2	2,157,648	8.2
Corpus Christi	1,655,395	5.3	1,473,967	5.6	1,484,114	5.6
Permian Basin	1,518,781	4.8	1,326,517	5.0	1,232,892	4.7
Rio Grande Valley	895,653	2.8	747,713	2.8	744,952	2.8
Statewide	55,164	0.2	271,325	1.0	255,836	1.0
Total	$31,438,272	100.0%	$26,413,277	100.0%	$26,289,066	100.0%
Foreign Deposits. Mexico has historically been considered a part of the natural trade territory of our banking offices. Accordingly, U.S. dollar-denominated foreign deposits from sources within Mexico have traditionally been a significant source of funding. Average deposits from foreign sources, primarily Mexico, totaled $824.9 million in 2020 and $774.0 million in 2019.

Table of Content
Short-Term Borrowings
Our primary source of short-term borrowings is federal funds purchased from correspondent banks and repurchase agreements in our natural trade territory, as well as from upstream banks. Federal funds purchased and repurchase agreements totaled $2.1 billion, $1.7 billion and $1.4 billion at December 31, 2020, 2019 and 2018. The maximum amount of these borrowings outstanding at any month-end was $2.1 billion in 2020, $1.7 billion in 2019 and $1.4 billion in 2018. The weighted-average interest rate on federal funds purchased and repurchase agreements was 0.05% at December 31, 2020, 0.81% at December 31, 2019 and 1.33% at December 31, 2018.
The following table presents our average net funding position during the years indicated:

	2020		2019		2018
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Federal funds sold and resell agreements	$99,740	0.90%	$245,613	2.25%	$265,085	2.07%
Federal funds purchased and repurchase agreements	(1,469,968)	0.30	(1,283,381)	1.53	(1,054,915)	0.76
Net funds position	$(1,370,228)		$(1,037,768)		$(789,830)
The net funds purchased position increased $332.5 million in 2020 compared to 2019. Average interest-bearing deposits (primarily excess reserves held in an interest-bearing account at the Federal Reserve) totaled $5.3 billion in 2020 compared to $1.6 billion in 2019 and $3.0 billion in 2018. During the reported periods, we have maintained excess liquid funds in interest-bearing deposits with the Federal Reserve rather than federal funds sold.
Off Balance Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations
The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2020. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Contractual obligations:
Subordinated notes payable	$—	$—	$—	$100,000	$100,000
Junior subordinated deferrable interest debentures	—	—	—	137,115	137,115
Operating leases	32,357	59,668	53,727	267,707	413,459
Deposits with stated maturity dates	979,825	160,938	—	—	1,140,763
	1,012,182	220,606	53,727	504,822	1,791,337
Other commitments:
Commitments to extend credit	4,353,369	3,301,167	989,019	1,170,920	9,814,475
Standby letters of credit	161,345	73,366	6,634	—	241,345
	4,514,714	3,374,533	995,653	1,170,920	10,055,820
Total contractual obligations and other commitments	$5,526,896	$3,595,139	$1,049,380	$1,675,742	$11,847,157
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

Table of Content
Commitments to Extend Credit. We enter into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of our commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Commitments to extend credit outstanding at December 31, 2020 are included in the table above.
Standby Letters of Credit. Standby letters of credit are written conditional commitments issued by us to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the customer. Our policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit outstanding at December 31, 2020 are included in the table above.
Trust Accounts. We also hold certain assets in fiduciary or custodial capacity on behalf of our trust customers. The estimated fair value of trust assets was approximately $38.6 billion (including managed assets of $16.9 billion and custody assets of $21.7 billion) at December 31, 2020. These assets were primarily composed of equity securities (52.1% of trust assets), fixed income securities (32.7% of trust assets) and cash equivalents (9.9% of trust assets).
Capital and Liquidity
Capital. Shareholders’ equity totaled $4.3 billion at December 31, 2020 and $3.9 billion at December 31, 2019. In addition to net income of $331.2 million, other sources of capital during 2020 included other comprehensive income, net of tax, of $245.6 million, $145.5 million in proceeds from the issuance of Series B Preferred Stock, $12.6 million in proceeds from stock option exercises and $13.9 million related to stock-based compensation. Uses of capital during 2020 included $182.6 million of dividends paid on preferred and common stock, a $150.0 million redemption of Series A Preferred Stock, $15.8 million of treasury stock purchases and $29.3 million related to the cumulative effect of a new accounting principle adopted during the first quarter of 2020. See Note 1 - Summary of Significant Accounting Policies.
The accumulated other comprehensive income/loss component of shareholders’ equity totaled a net, after-tax, unrealized gain of $513.0 million at December 31, 2020 compared to a net, after-tax, unrealized gain $267.4 million at December 31, 2019. The increase was primarily due to a $250.5 million net, after-tax, increase in the net unrealized gain on securities available for sale and securities transferred to held to maturity.
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
We paid quarterly dividends of $0.71, $0.71, $0.71 and $0.72 per common share during the first, second, third and fourth quarters of 2020, respectively, and quarterly dividends of $0.67, $0.71, $0.71 and $0.71 per common share during the first, second, third and fourth quarters of 2019, respectively. This equates to a dividend payout ratio of 55.8% in 2020 and 40.6% in 2019. Under the terms of the junior subordinated deferrable interest debentures that Cullen/Frost has issued to Cullen/Frost Capital Trust II and WNB Capital Trust I, we have the right at any time during the term of the debentures to defer the payment of interest any time or from time to time for an extension period not exceeding 20 consecutive quarterly periods with respect to each extension period. Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our capital stock is subject to certain restrictions during any such extension period.

Table of Content
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
On November 19, 2020 we issued 150,000 shares, or $150.0 million in aggregate liquidation preference, of our 4.450% Non-Cumulative Perpetual Preferred Stock, Series B, par value $0.01 and liquidation preference $1,000 per share (“Series B Preferred Stock”). Each share of Series B Preferred Stock issued and outstanding is represented by 40 depositary shares, each representing a 1/40th ownership interest in a share of the Series B Preferred Stock (equivalent to a liquidation preference of $25 per share). Dividends on the Series B Preferred Stock, if declared, accrue and are payable quarterly, in arrears, at a rate of 4.450% per annum. The net proceeds from the issuance and sale of the depositary shares representing the Series B Preferred Stock, after deducting underwriting discount and commissions, and the payment of expenses, were approximately $145.5 million. Under the terms of the Series B Preferred Stock, in the event that we do not declare and pay dividends on the Series B Preferred Stock for the most recent dividend period, we may not, with certain exceptions, declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our common stock or any of our securities that rank junior to the Series B Preferred Stock. See Note 9 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements elsewhere in this report.
Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On July 24, 2019, our board of directors authorized a $100.0 million stock repurchase program, allowing us to repurchase shares of our common stock over a one-year period from time to time at various prices in the open market or through private transactions. Under this plan, we repurchased 177,834 shares at a total cost of $13.7 million during 2020 and 202,724 shares at a total cost of $17.2 million during 2019. Under prior stock repurchase programs, we repurchased 496,307 shares at a total cost of $50.0 million during 2019. See Part II, Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, elsewhere in this report.
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
Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of December 31, 2020, we had approximately $9.7 billion held in an interest-bearing account at the Federal Reserve. We also have the ability to borrow funds as a member of the Federal Home Loan Bank (“FHLB”). As of December 31, 2020, based upon

Table of Content
available, pledgeable collateral, our total borrowing capacity with the FHLB was approximately $2.9 billion. Furthermore, at December 31, 2020, we had approximately $7.3 billion in securities that were unencumbered by a pledge and could be used to support additional borrowings through repurchase agreements or the Federal Reserve discount window, as needed. As of December 31, 2020, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.
Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 9 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements elsewhere in this report regarding such dividends. At December 31, 2020, Cullen/Frost had liquid assets, including cash and resell agreements, totaling $381.2 million.
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

Table of Content
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
For modeling purposes, as of December 31, 2020, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 2.3% and 6.2%, respectively, relative to the flat-rate case over the next 12 months, while a 25 basis point ratable decrease in interest rates would result in a negative variance in net interest income of 1.8% relative to the flat-rate case over the next 12 months. The December 31, 2020 model simulations for increased interest rates were impacted by the assumption, for modeling purposes, that we will begin to pay interest on commercial demand deposits (those not already receiving an earnings credit rate) in the first quarter of 2021, as further discussed below. As of December 31, 2019, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 1.0% and 2.6%, respectively, relative to the flat-rate case over the next 12 months, while 100 and 175 basis point ratable decreases in interest rates would result in negative variances in net interest income of 1.9% and 6.4%, respectively, relative to the flat-rate case over the next 12 months. The December 31, 2019 model simulations for increased interest rates were impacted by the assumption, for modeling purposes, that we would begin to pay interest on commercial demand deposits (those not already receiving an earnings credit rate) in the first quarter of 2020, as further discussed below. The likelihood of a decrease in interest

Table of Content
rates beyond 25 basis points as of December 31, 2020 and 175 basis points as of December 31, 2019 was considered to be remote given prevailing interest rate levels.
The model simulations as of December 31, 2020 indicate that our projected balance sheet is more asset sensitive in comparison to our balance sheet as of December 31, 2019. The shift to a more asset sensitive position was primarily due to an increase in the relative proportion of interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) and federal funds sold to projected average interest-earning assets. Interest-bearing deposits and federal funds sold are more immediately impacted by changes in interest rates in comparison to our other categories of earning assets.
We do not currently pay interest on a significant portion of our commercial demand deposits. Any interest rate that would ultimately be paid on these commercial demand deposits would likely depend upon a variety of factors, some of which are beyond our control. Our modeling simulations as of December 31, 2020 and 2019 assume a moderate pricing structure with regards to interest payments on commercial demand deposits (those not already receiving an earnings credit) with interest payments assumed to begin in the first quarters of 2021 and 2020, respectively. This moderate pricing structure on commercial demand deposits assumes a deposit pricing beta of 25%. The pricing beta is a measure of how much deposit rates reprice, up or down, given a defined change in market rates.
As of December 31, 2020, the effects of a 200 basis point increase and a 25 basis point decrease in interest rates on our derivative holdings would not result in a significant variance in our net interest income.
The effects of hypothetical fluctuations in interest rates on our securities classified as “trading” under ASC Topic 320, “Investments - Debt and Equity Securities” are not significant, and, as such, separate quantitative disclosure is not presented.

Table of Content
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Cullen/Frost Bankers, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cullen/Frost Bankers, Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 5, 2021 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Notes 1 and 3 to the consolidated financial statements, the Company changed its method for accounting for credit losses on loans in 2020. As explained below, auditing the Company’s allowance for credit losses on loans, including adoption of the new accounting guidance related to the estimate of allowance for credit losses on loans, was a critical audit matter.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Table of Content
Allowances for Credit Losses
Description of the Matter
The Company’s loan portfolio totaled $17.5 billion as of December 31, 2020 and the associated allowance for credit losses on loans was $263.2 million. The Company’s unfunded loan commitments totaled $10.1 billion, with an associated allowance for credit loss of $44.2 million. Together these amounts represent the allowances for credit losses (“ACL”). As discussed in Notes 1, and 3 to the consolidated financial statements, in the cases of loans, the allowance for credit losses is a contra-asset valuation account, calculated in accordance with ASC 326 that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. As discussed in Notes 1, 3, and 8 to the consolidated financial statements, in the case of unfunded loan commitments, the allowance for credit losses is a liability account, calculated in accordance with ASC 326, reported as a component of accrued interest payable and other liabilities. The Company adopted ASC 326 effective January 1, 2020.The amount of each allowance account represented management’s best estimate of current expected credit losses on these financial instruments considering all available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. In calculating the allowance for credit losses, most loans were segmented into pools based upon similar characteristics and risk profiles. For each loan pool, management measured expected credit losses over the life of each loan utilizing a combination of models which measured probability of default (“PD”), probability of attrition (“PA”), loss given default (“LGD”), and exposure at default (“EAD”). Expected credit losses were calculated as the product of PD (adjusted for attrition), LGD, and EAD. PD and PA were estimated by analyzing internally sourced data related to historical performance of each loan pool over a complete economic cycle. PD and PA were adjusted to reflect the current impact of certain macroeconomic variables as well as their expected changes over a reasonable and supportable forecast period. After the reasonable and supportable forecast period, the forecasted macroeconomic variables were reverted to their historical mean utilizing a rational, systematic basis. The LGD was based on historical recovery averages for each loan pool, adjusted to reflect the current impact of certain macroeconomic variables as well as their expected changes over the reasonable and supportable forecast period. EAD was estimated using a linear regression model that estimates the average percentage of the loan balance that remains at the time of default. In some cases, management determined that an individual loan exhibited unique risk characteristics which differentiated the loan from other loans with the identified loan pools. In such cases the loans were evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Management qualitatively adjusted model results for risk factors that were not considered within the modeling processes but were nonetheless relevant in assessing the expected credit losses within the loan pools. These qualitative factor adjustments modified management’s estimate of expected credit losses by a calculated percentage or amount based upon the estimated level of risk.
Auditing management’s estimate of the ACL involved a high degree of subjectivity due to the nature of the qualitative factor adjustments included in the allowances for credit losses and complexity due to the implementation of the PD, PA, LGD, and EAD models (the “Models”). Management’s identification and measurement of the qualitative factor adjustments is highly judgmental and could have a significant effect on the ACL.
How We Addressed the Matter in Our Audit
We obtained an understanding of the Company’s process for establishing the ACL, including the implementation of Models and the qualitative factor adjustments of the ACL. We evaluated the design and tested the operating effectiveness of related controls over the reliability and accuracy of data used to calculate and estimate the various components of the ACL, the accuracy of the calculation of the ACL, management’s review and approval of methodologies used to establish the ACL, validation procedures over the Models, analysis of changes in various components of the ACL relative to changes in the Company’s loan portfolio and economy and evaluation of the overall reasonableness and appropriateness of the ACL. In doing so, we tested the operating effectiveness of review and approval controls in the Company’s governance process designed to identify and assess the qualitative factor adjustments which is meant to measure expected credit losses associated with factors not captured fully in the other components of the ACL.
To test the reasonableness of the qualitative factor adjustments, we performed audit procedures that included, among others testing the appropriateness of the methodologies used by the Company to estimate the ACL, testing the completeness and accuracy of data and information used by the Company in estimating the components of the ACL, assessing the reasonableness of the Models, evaluating the appropriateness of assumptions used in estimating the qualitative factor adjustments, analyzing the changes in assumptions and various components of the ACL

Table of Content
relative to changes in the Company’s loan portfolio and the economy and evaluating the appropriateness and level of the qualitative factor adjustments. For example, we 1) evaluated the inherent limitations of the Company’s modeled components of the ALL and hence the need for and levels of the qualitative factor adjustments; 2) involved modeling specialists to test the appropriateness of the design and operation of the Models; 3) analyzed the changes, assumptions and modifications made to the qualitative factor adjustments; and 4) evaluated the appropriateness and completeness of risk factors used in determining the amount of the qualitative factor adjustments. We also evaluated the data and information utilized by management to estimate the qualitative factor adjustments by independently obtaining internal and external data and information to assess the appropriateness of the data and information used by management and to consider the existence of new and potentially contradictory information used. In addition, we evaluated the overall ACL amounts, inclusive of the adjustments for the qualitative factor adjustments, and whether the amount appropriately reflects losses expected in the loan portfolio as of the consolidated balance sheet date by comparing the overall ALL to those established by similar banking institutions with similar loan portfolios. We also reviewed subsequent events and transactions and considered whether they corroborate or contradict the Company’s conclusion.

We have served as the Company’s auditor since 1969.
San Antonio, Texas
February 5, 2021

Table of Content
Cullen/Frost Bankers, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	December 31,
	2020	2019
Assets:
Cash and due from banks	$529,454	$581,857
Interest-bearing deposits	9,758,624	2,849,950
Federal funds sold and resell agreements	775	356,374
Total cash and cash equivalents	10,288,853	3,788,181
Securities held to maturity, net of allowance for credit losses of $160 in 2020	1,945,673	2,030,005
Securities available for sale, at estimated fair value	10,437,565	11,269,591
Trading account securities	24,456	24,298
Loans, net of unearned discounts	17,481,309	14,750,332
Less: Allowance for credit losses on loans	(263,177)	(132,167)
Net loans	17,218,132	14,618,165
Premises and equipment, net	1,045,578	1,011,947
Goodwill	654,952	654,952
Other intangible assets, net	1,563	2,481
Cash surrender value of life insurance policies	189,984	187,156
Accrued interest receivable and other assets	584,561	440,652
Total assets	$42,391,317	$34,027,428

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$15,117,051	$10,873,629
Interest-bearing deposits	19,898,710	16,765,935
Total deposits	35,015,761	27,639,564
Federal funds purchased and repurchase agreements	2,116,997	1,695,342
Junior subordinated deferrable interest debentures, net of unamortized issuance costs	136,357	136,299
Subordinated notes, net of unamortized issuance costs	99,021	98,865
Accrued interest payable and other liabilities	730,165	545,690
Total liabilities	38,098,301	30,115,760

Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; 150,000 Series B shares ($1,000 liquidation preference) issued in 2020 and 6,000,000 Series A shares ($25 liquidation preference) issued in 2019	145,452	144,486
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 64,236,306 shares issued in both 2020 and 2019	642	642
Additional paid-in capital	997,168	983,250
Retained earnings	2,750,723	2,667,534
Accumulated other comprehensive income, net of tax	512,970	267,370
Treasury stock, at cost; 1,225,066 shares in 2020 and 1,567,302 in 2019.	(113,939)	(151,614)
Total shareholders’ equity	4,293,016	3,911,668
Total liabilities and shareholders’ equity	$42,391,317	$34,027,428
See accompanying Notes to Consolidated Financial Statements.

Table of Content
Cullen/Frost Bankers, Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Interest income:
Loans, including fees	$680,064	$741,747	$669,002
Securities:
Taxable	93,569	117,082	86,370
Tax-exempt	233,614	233,842	233,358
Interest-bearing deposits	12,893	35,590	56,968
Federal funds sold and resell agreements	895	5,524	5,500
Total interest income	1,021,035	1,133,785	1,051,198
Interest expense:
Deposits	32,018	99,742	75,337
Federal funds purchased and repurchase agreements	4,482	19,675	8,021
Junior subordinated deferrable interest debentures	3,560	5,706	5,291
Subordinated notes	4,656	4,657	4,657
Federal Home Loan Bank advances	318	—	—
Total interest expense	45,034	129,780	93,306
Net interest income	976,001	1,004,005	957,892
Credit loss expense	241,230	33,759	21,685
Net interest income after credit loss expense	734,771	970,246	936,207
Non-interest income:
Trust and investment management fees	129,272	126,722	119,391
Service charges on deposit accounts	80,873	88,983	85,186
Insurance commissions and fees	50,313	52,345	48,967
Interchange and debit card transaction fees	13,470	14,873	13,877
Other charges, commissions and fees	34,825	37,123	37,231
Net gain (loss) on securities transactions	108,989	293	(156)
Other	47,712	43,563	46,790
Total non-interest income	465,454	363,902	351,286
Non-interest expense:
Salaries and wages	387,328	375,029	350,312
Employee benefits	75,676	86,230	77,323
Net occupancy	102,938	89,466	76,788
Technology, furniture and equipment	105,232	91,995	83,102
Deposit insurance	10,502	10,126	16,397
Intangible amortization	918	1,168	1,424
Other	166,310	180,665	173,466
Total non-interest expense	848,904	834,679	778,812
Income before income taxes	351,321	499,469	508,681
Income taxes	20,170	55,870	53,763
Net income	331,151	443,599	454,918
Preferred stock dividends	2,016	8,063	8,063
Redemption of preferred stock	5,514	—	—
Net income available to common shareholders	$323,621	$435,536	$446,855

Earnings per common share:
Basic	$5.11	$6.89	$6.97
Diluted	5.10	6.84	6.90
See accompanying Notes to Consolidated Financial Statements.

Table of Content
Cullen/Frost Bankers, Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$331,151	$443,599	$454,918
Other comprehensive income (loss), before tax:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	427,331	418,556	(182,340)
Change in net unrealized gain on securities transferred to held to maturity	(1,256)	(1,292)	(8,818)
Reclassification adjustment for net (gains) losses included in net income	(108,989)	(293)	156
Total securities available for sale and transferred securities	317,086	416,971	(191,002)
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	(11,518)	(3,644)	(7,225)
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	5,319	5,623	5,002
Total defined-benefit post-retirement benefit plans	(6,199)	1,979	(2,223)
Other comprehensive income (loss), before tax	310,887	418,950	(193,225)
Deferred tax expense (benefit)	65,287	87,980	(40,578)
Other comprehensive income (loss), net of tax	245,600	330,970	(152,647)
Comprehensive income	$576,751	$774,569	$302,271
See accompanying Notes to Consolidated Financial Statements.

Table of Content
Cullen/Frost Bankers, Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Balance at January 1, 2018	$144,486	$642	$953,361	$2,187,069	$79,512	$(67,207)	$3,297,863
Cumulative effect of accounting change	—	—	—	(2,285)	—	—	(2,285)
Adjusted beginning balance	144,486	642	953,361	2,184,784	79,512	(67,207)	3,295,578
Net income	—	—	—	454,918	—	—	454,918
Other comprehensive income, net of tax	—	—	—	—	(152,647)	—	(152,647)
Reclassification of certain income tax effects related to the change in the U.S. statutory federal income tax rate under the Tax Cuts and Jobs Act	—	—	—	(9,535)	9,535	—	—
Stock option exercises/stock unit conversions (548,238 shares)	—	—	—	(16,653)	—	48,300	31,647
Stock-based compensation expense recognized in earnings	—	—	13,943	—	—	—	13,943
Purchase of treasury stock (1,037,982 shares)	—	—	—	—	—	(101,010)	(101,010)
Cash dividends - preferred stock (approximately $1.34 per share)	—	—	—	(8,063)	—	—	(8,063)
Cash dividends – common stock ($2.58 per share)	—	—	—	(165,449)	—	—	(165,449)
Balance at December 31, 2018	144,486	642	967,304	2,440,002	(63,600)	(119,917)	3,368,917
Cumulative effect of accounting change	—	—	—	(14,672)	—	—	(14,672)
Adjusted beginning balance	144,486	642	967,304	2,425,330	(63,600)	(119,917)	3,354,245
Net income	—	—	—	443,599	—	—	443,599
Other comprehensive income, net of tax	—	—	—	—	330,970	—	330,970
Stock option exercises/stock unit conversions (399,224 shares)	—	—	—	(16,326)	—	37,096	20,770
Stock-based compensation expense recognized in earnings	—	—	15,946	—	—	—	15,946
Purchase of treasury stock (716,062 shares)	—	—	—	—	—	(68,793)	(68,793)
Cash dividends – preferred stock (approximately $1.34 per share)	—	—	—	(8,063)	—	—	(8,063)
Cash dividends – common stock ($2.80 per share)	—	—	—	(177,006)	—	—	(177,006)
Balance at December 31, 2019	144,486	642	983,250	2,667,534	267,370	(151,614)	3,911,668
Cumulative effect of accounting change	—	—	—	(29,252)	—	—	(29,252)
Adjusted beginning balance	144,486	642	983,250	2,638,282	267,370	(151,614)	3,882,416
Net income	—	—	—	331,151	—	—	331,151
Other comprehensive income, net of tax	—	—	—	—	245,600	—	245,600
Stock option exercises/stock unit conversions (408,563 shares)	—	—	—	(27,214)	—	39,771	12,557
Stock-based compensation expense recognized in earnings	—	—	13,918	—	—	—	13,918
Redemption of series A preferred stock (6,000,000 shares)	(144,486)	—	—	(5,514)	—	—	(150,000)
Issuance of series B preferred stock (150,000 shares)	145,452	—	—	—	—	—	145,452
Purchase of treasury stock (206,951 shares)	—	—	—	—	—	(15,785)	(15,785)
Treasury stock issued to the 401(k) stock purchase plan (140,264 shares)	—	—	—	(3,382)	—	13,689	10,307
Cash dividends – series A preferred stock (approximately $0.34 per share)	—	—	—	(2,016)	—	—	(2,016)
Cash dividends – common stock ($2.85 per share)	—	—	—	(180,584)	—	—	(180,584)
Balance at December 31, 2020	$145,452	$642	$997,168	$2,750,723	$512,970	$(113,939)	$4,293,016
See accompanying Notes to Consolidated Financial Statements

Table of Content
Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Operating Activities:
Net income	$331,151	$443,599	$454,918
Adjustments to reconcile net income to net cash from operating activities:
Credit loss expense	241,230	33,759	21,685
Deferred tax expense (benefit)	(15,832)	7,614	52,923
Accretion of loan discounts	(15,692)	(15,197)	(14,341)
Securities premium amortization (discount accretion), net	123,785	115,558	100,528
Net (gain) loss on securities transactions	(108,989)	(293)	156
Depreciation and amortization	64,370	54,091	50,172
Net (gain) loss on sale/write-down of assets/foreclosed assets	524	(5,712)	(5,272)
Stock-based compensation	13,918	15,946	13,943
Net tax benefit from stock-based compensation	852	2,447	3,865
Earnings on life insurance policies	(3,731)	(3,683)	(3,380)
Net change in:
Trading account securities	(158)	(212)	(2,658)
Lease right-of-use assets	23,933	20,124	—
Accrued interest receivable and other assets	(158,264)	(15,570)	(85,898)
Accrued interest payable and other liabilities	27,146	(18,381)	(24,253)
Net cash from operating activities	524,243	634,090	562,388
Investing Activities:
Securities held to maturity:
Purchases	(1,500)	(649,326)	(1,500)
Maturities, calls and principal repayments	63,577	81,762	300,632
Securities available for sale:
Purchases	(20,841,622)	(23,306,694)	(18,191,057)
Sales	1,162,352	18,660,147	16,806,062
Maturities, calls and principal repayments	20,893,464	4,694,927	221,906
Proceeds from sale of loans	37,535	24,036	21,318
Net change in loans	(2,856,395)	(693,587)	(1,008,789)
Benefits received on life insurance policies	903	—	384
Proceeds from sales of premises and equipment	5,988	8,038	13,628
Purchases of premises and equipment	(95,422)	(206,716)	(79,270)
Proceeds from sales of repossessed properties	73	663	3,366
Net cash from investing activities	(1,631,047)	(1,386,750)	(1,913,320)
Financing Activities:
Net change in deposits	7,376,197	490,360	276,815
Net change in short-term borrowings	421,655	327,794	219,724
Proceeds from Federal Home Loan Bank advances	1,250,000	—	—
Principal payments on Federal Home Loan Bank advances	(1,250,000)	—	—
Redemption of Series A preferred stock	(150,000)	—	—
Proceeds from issuance of Series B preferred stock	145,452	—	—
Proceeds from stock option exercises	12,557	20,770	31,647
Purchase of treasury stock	(15,785)	(68,793)	(101,010)
Cash dividends paid on preferred stock	(2,016)	(8,063)	(8,063)
Cash dividends paid on common stock	(180,584)	(177,006)	(165,449)
Net cash from financing activities	7,607,476	585,062	253,664
Net change in cash and cash equivalents	6,500,672	(167,598)	(1,097,268)
Cash and cash equivalents at beginning of year	3,788,181	3,955,779	5,053,047
Cash and cash equivalents at end of year	$10,288,853	$3,788,181	$3,955,779
See accompanying Notes to Consolidated Financial Statements.

Table of Content
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
Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The allowance for credit losses on loans and off-balance-sheet credit exposures, the fair values of financial instruments and the status of contingencies are particularly subject to change.
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
We were required to have $42.0 million and $918.0 million of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at December 31, 2020 and 2019. Additionally, as of December 31, 2020 and 2019, we had $74.0 million and $37.5 million in cash collateral on deposit with other financial institution counterparties to interest rate swap transactions.

Table of Content
Cash Flow Reporting. Cash and cash equivalents include cash, deposits with other financial institutions that have an initial maturity of less than 90 days when acquired by us, federal funds sold and resell agreements. Net cash flows are reported for loans, deposit transactions and short-term borrowings. Additional cash flow information was as follows:

	Year Ended December 31,
	2020	2019	2018
Cash paid for interest	$49,300	$124,781	$89,270
Cash paid for income tax	44,140	45,352	5,112
Significant non-cash transactions:
Transfer of securities from available for sale to held to maturity	—	377,812	—
Unsettled securities transactions	57,783	—	330
Loans foreclosed and transferred to other real estate owned and foreclosed assets	140	1,348	2,899
Loans to facilitate the sale of other real estate owned	—	847	—
Right-of-use lease assets obtained in exchange for lessee operating lease liabilities	18,284	319,286	—
Treasury stock issued to 401(k) stock purchase plan	10,307	—	—
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

Table of Content
Allowance for Credit Losses. As further discussed below, we adopted Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” on January 1, 2020. Accounting Standards Codification (“ASC”) Topic 326 (“ASC 326”) replaced the previous “incurred loss” model for measuring credit losses, which encompassed allowances for current known and inherent losses within the portfolio, with an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. The new current expected credit loss (“CECL”) model requires the measurement of all expected credit losses for financial assets measured at amortized cost and certain off-balance-sheet credit exposures based on historical experience, current conditions, and reasonable and supportable forecasts. In connection with the adoption of ASC 326, we revised certain accounting policies and implemented certain accounting policy elections. The revised accounting policies are described below.
Allowance For Credit Losses - Held-to-Maturity Securities: The allowance for credit losses on held-to-maturity securities is a contra-asset valuation account, calculated in accordance with ASC 326, that is deducted from the amortized cost basis of held-to-maturity securities to present management's best estimate of the net amount expected to be collected. Held-to-maturity securities are charged-off against the allowance when deemed uncollectible by management. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management has made the accounting policy election to exclude accrued interest receivable on held-to-maturity securities from the estimate of credit losses. Further information regarding our policies and methodology used to estimate the allowance for credit losses on held-to-maturity securities is presented in Note 2 - Securities.
Allowance For Credit Losses - Available-for-Sale Securities: For available-for-sale securities in an unrealized loss position, we first assess whether (i) we intend to sell or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either case is affirmative, any previously recognized allowances are charged-off and the security's amortized cost is written down to fair value through income. If neither case is affirmative, the security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. Management has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Available-for-sale securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met.
Prior to the adoption of ASU 2016-13, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that were deemed to be other than temporary were reflected in earnings as realized losses. In estimating other-than-temporary impairment losses prior to January 1, 2020, management considered, among other things, (i) the length of time and the extent to which the fair value had been less than cost, (ii) the financial condition and near-term prospects of the issuer and (iii) the intent and our ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
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

Table of Content
Prior to the adoption of ASU 2016-13, the allowance for credit losses on loans was a contra-asset valuation account established through a provision for loan losses charged to expense, which represented management’s best estimate of inherent losses that had been incurred within the existing portfolio of loans. The allowance for credit losses on loans included allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.”
Allowance For Credit Losses - Off-Balance-Sheet Credit Exposures: The allowance for credit losses on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if we have the unconditional right to cancel the obligation. The allowance is reported as a component of accrued interest payable and other liabilities in our consolidated balance sheets. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. Further information regarding our policies and methodology used to estimate the allowance for credit losses on off-balance-sheet credit exposures is presented in Note 8 - Off-Balance-Sheet Arrangements, Commitments, Guarantees and Contingencies.
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
Foreclosed Assets. Assets acquired through or instead of loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. Costs after acquisition are generally expensed. If the fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. Foreclosed assets are included in other assets in the accompanying consolidated balance sheets and totaled $850 thousand and $1.1 million at December 31, 2020 and 2019.
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

Table of Content
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
Income Taxes. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities (excluding deferred tax assets and liabilities related to business combinations or components of other comprehensive income). Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized. Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. Interest and/or penalties related to income taxes are reported as a component of income tax expense. The income tax effects related to settlements of share-based payment awards are reported in earnings as an increase (or decrease) to income tax expense. See Note 13 - Income Taxes.

Table of Content
We file a consolidated income tax return with our subsidiaries. Federal income tax expense or benefit has been allocated to subsidiaries on a separate return basis.
Basic and Diluted Earnings Per Common Share. Earnings per common share is computed using the two-class method prescribed under ASC Topic 260, “Earnings Per Share.” ASC 260 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. We have determined that our outstanding non-vested stock awards/stock units and deferred stock units are participating securities.
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

Table of Content
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
As discussed above, on January 1, 2020 we adopted the provisions of ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures. Upon adoption, we recognized an after-tax cumulative effect reduction to retained earnings totaling $29.3 million, as detailed in the table below. Operating results for periods after January 1, 2020 are presented in accordance with ASC 326 while prior period amounts continue to be reported in accordance with previously applicable standards and the accounting policies as described above.
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
On January 1, 2019, we adopted certain accounting standard updates related to accounting for leases, primarily ASU 2016-02 “Leases (Topic 842)” and subsequent updates. Among other things, these updates require lessees to recognize a lease liability, measured on a discounted basis, related to the lessee's obligation to make lease payments arising under a lease contract; and a right-of-use asset related to the lessee’s right to use, or control the use of, a specified asset for the lease term. The updates did not significantly change lease accounting requirements applicable to lessors and did not significantly impact our financial statements in relation to contracts whereby we act as a lessor. We adopted the updates using a modified-retrospective transition approach and recognized right-of-use lease assets and related lease liabilities totaling $170.5 million and $174.4 million, respectively, as of January 1, 2019. We elected to apply certain practical adoption expedients provided under the updates whereby we did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. We did not elect to apply the recognition requirements of the updates to short-term leases. See Note 4 - Premises and Equipment and Lease Commitments.

Table of Content
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
On January 1, 2018, we adopted ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” In accordance with ASU 2018-02, we elected to reclassify certain income tax effects related to the change in the U.S. statutory federal income tax rate under the Tax Cuts and Jobs Act, which was enacted on December 22, 2017 from accumulated other comprehensive income to retained earnings. Such amounts, which totaled $9.5 million, related to a net actuarial loss on defined benefit post-retirement plans and unrealized gains on securities available for sale and securities transferred to held to maturity. See Note 14 - Other Comprehensive Income (Loss). Notwithstanding this election made in accordance with ASU 2018-02, our policy is to release such income tax effects only when the entire portfolio to which the underlying transactions relate is liquidated, sold or extinguished.
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
Note 2 - Securities
Securities - Held to Maturity. A summary of the amortized cost, fair value and allowance for credit losses related to securities held to maturity as of December 31, 2020 and 2019 is presented below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses	Net Carrying Amount
December 31, 2020
Residential mortgage-backed securities	$528,784	$41,742	$—	$570,526	$—	$528,784
States and political subdivisions	1,415,549	65,321	—	1,480,870	(160)	1,415,389
Other	1,500	—	—	1,500	—	1,500
Total	$1,945,833	$107,063	$—	$2,052,896	$(160)	$1,945,673
December 31, 2019
Residential mortgage-backed securities	$530,861	$22	$9,365	$521,518	$—	$530,861
States and political subdivisions	1,497,644	28,909	896	1,525,657	—	1,497,644
Other	1,500	—	—	1,500	—	1,500
Total	$2,030,005	$28,931	$10,261	$2,048,675	$—	$2,030,005
All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. The carrying value of held-to-maturity securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $659.2 million and $561.4 million at December 31, 2020 and 2019, respectively. Accrued interest receivable on held-to-maturity securities totaled $21.7 million and $21.1 million at December 31, 2020 and 2019, respectively and is included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
From time to time, we have reclassified certain securities from available for sale to held to maturity. During 2019, we reclassified securities with an aggregate fair value of $377.8 million and an aggregate net unrealized gain of $3.3 million ($2.6 million, net of tax) on the date of the transfer. The net unamortized, unrealized gain remaining on transferred securities, including those transferred in 2019 and in years prior, included in accumulated other comprehensive income in the accompanying balance sheet totaled $3.5 million ($2.8 million, net of tax) at

Table of Content
December 31, 2020 and $4.8 million ($3.8 million, net of tax) at December 31, 2019. This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities.
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
The following table summarizes Moody's and/or Standard & Poor's bond ratings for our portfolio of held-to-maturity securities issued by States and political subdivisions and other securities as of December 31, 2020:

	States and Political Subdivisions
	Not Guaranteed or Pre-Refunded	Guaranteed by the Texas PSF	Pre-Refunded	Total	Other Securities
Aaa/AAA	$115,016	$659,999	$470,745	$1,245,760	$—
Aa/AA	107,065	—	—	107,065	—
A	62,724	—	—	62,724	—
Not rated	—	—	—	—	1,500
Total	$284,805	$659,999	$470,745	$1,415,549	$1,500
Historical loss rates associated with securities having similar grades as those in our portfolio have generally not been significant. Furthermore, as of December 31, 2020, there were no past due principal or interest payments associated with these securities. The PSF is a sovereign wealth fund which serves to provide revenues for funding of public primary and secondary education in the State of Texas. Based upon (i) the PSF's AAA insurer financial strength rating, (ii) the PSF's substantial capitalization and excess guarantee capacity and (iii) a zero historical loss rate, no allowance for credit losses has been recorded for securities guaranteed by the PSF as there is no current expectation of credit losses related to these securities. Pre-refunded securities have been defeased by the issuer and are fully secured by cash and/or U.S. Treasury securities held in escrow for payment to holders when the underlying call dates of the securities are reached. Accordingly, no allowance for credit losses has been recorded for securities that have been defeased as there is no current expectation of credit losses related to these securities.
The following table details activity in the allowance for credit losses on held-to-maturity securities during 2020.

Beginning balance	$—
Impact of adopting ASC 326	215
Credit loss expense (benefit)	(55)
Ending balance	$160

Table of Content
Securities - Available for Sale. A summary of the amortized cost, fair value and allowance for credit losses related to securities available for sale as of December 31, 2020 and 2019 is presented below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
December 31, 2020
U.S. Treasury	$1,084,542	$35,091	$—	$—	$1,119,633
Residential mortgage-backed securities	1,916,581	71,102	4	—	1,987,679
States and political subdivisions	6,683,927	603,975	—	—	7,287,902
Other	42,351	—	—	—	42,351
Total	$9,727,401	$710,168	$4	$—	$10,437,565

December 31, 2019
U.S. Treasury	$1,941,283	$18,934	$12,084	$—	$1,948,133
Residential mortgage-backed securities	2,176,275	32,608	1,289	—	2,207,594
States and political subdivisions	6,717,344	353,857	204	—	7,070,997
Other	42,867	—	—	—	42,867
Total	$10,877,769	$405,399	$13,577	$—	$11,269,591
All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. At December 31, 2020 all of the securities in our available for sale municipal bond portfolio were issued by the State of Texas or political subdivisions or agencies within the State of Texas, of which approximately 77.8% are either guaranteed by the PSF or have been pre-refunded. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the table above. The carrying value of available-for-sale securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $4.4 billion and $3.4 billion at December 31, 2020 and 2019, respectively. Accrued interest receivable on available-for-sale securities totaled $111.0 million and $115.9 million at December 31, 2020 and 2019, respectively, and is included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
The table below summarizes, as of December 31, 2020, securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by type of security and length of time in a continuous unrealized loss position.

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Residential mortgage-backed securities	$1,711	$3	$121	$1	$1,832	$4
Total	$1,711	$3	$121	$1	$1,832	$4
As of December 31, 2020, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

Table of Content
Contractual Maturities. The following table summarizes the maturity distribution schedule of securities held to maturity and securities available for sale as of December 31, 2020. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as available for sale include stock in the Federal Reserve Bank and the Federal Home Loan Bank, which have no maturity date. These securities have been included in the total column only.

	Within 1 Year	1 - 5 Years	5 - 10 Years	After 10 Years	Total
Held To Maturity
Amortized Cost
Residential mortgage-backed securities	$22	$165	$516,118	$12,479	$528,784
States and political subdivisions	155,941	463,302	207,076	589,230	1,415,549
Other	—	1,500	—	—	1,500
Total	$155,963	$464,967	$723,194	$601,709	$1,945,833
Estimated Fair Value
Residential mortgage-backed securities	$22	$167	$556,610	$13,727	$570,526
States and political subdivisions	156,689	480,530	212,937	630,714	1,480,870
Other	—	1,500	—	—	1,500
Total	$156,711	$482,197	$769,547	$644,441	$2,052,896
Available For Sale
Amortized Cost
U. S. Treasury	$798,742	$285,800	$—	$—	$1,084,542
Residential mortgage-backed securities	11,833	25,336	22,583	1,856,829	1,916,581
States and political subdivisions	199,697	1,323,635	638,720	4,521,875	6,683,927
Other	—	—	—	—	42,351
Total	$1,010,272	$1,634,771	$661,303	$6,378,704	$9,727,401
Estimated Fair Value
U. S. Treasury	$811,778	$307,855	$—	$—	$1,119,633
Residential mortgage-backed securities	12,278	26,724	23,116	1,925,561	1,987,679
States and political subdivisions	201,166	1,442,871	694,760	4,949,105	7,287,902
Other	—	—	—	—	42,351
Total	$1,025,222	$1,777,450	$717,876	$6,874,666	$10,437,565
Sales of Securities. Sales of securities available for sale were as follows:

	2020	2019	2018
Proceeds from sales	$1,162,352	$18,660,147	$16,806,062
Gross realized gains	108,989	930	3
Gross realized losses	—	(637)	(159)
Tax benefit (expense) related to securities gains/losses	(22,888)	(62)	33
Premiums and Discounts. Premium amortization and discount accretion included in interest income on securities was as follows:

	2020	2019	2018
Premium amortization	$(126,210)	$(120,785)	$(108,483)
Discount accretion	2,425	5,227	7,955
Net (premium amortization) discount accretion	$(123,785)	$(115,558)	$(100,528)

Table of Content
Trading Account Securities. Year-end trading account securities, at estimated fair value, were as follows:

	2020	2019
U.S. Treasury	$23,996	$24,298
States and political subdivisions	460	—
Total	$24,456	$24,298
Net gains and losses on trading account securities were as follows:

	2020	2019	2018
Net gain on sales transactions	$1,102	$2,173	$1,816
Net mark-to-market gains (losses)	85	(176)	105
Net gain on trading account securities	$1,187	$1,997	$1,921
Note 3 - Loans
Year-end loans, including leases net of unearned discounts, consisted of the following:

	2020	2019
Commercial and industrial	$4,955,341	$5,187,466
Energy:
Production	976,473	1,348,900
Service	116,825	192,996
Other	141,900	110,986
Total energy	1,235,198	1,652,882
Paycheck Protection Program	2,433,849	—
Commercial real estate:
Commercial mortgages	5,478,806	4,594,113
Construction	1,223,814	1,312,659
Land	317,847	289,467
Total commercial real estate	7,020,467	6,196,239
Consumer real estate:
Home equity loans	329,390	375,596
Home equity lines of credit	452,854	354,671
Other	548,530	464,146
Total consumer real estate	1,330,774	1,194,413
Total real estate	8,351,241	7,390,652
Consumer and other	505,680	519,332
Total loans	$17,481,309	$14,750,332
Concentrations of Credit. Most of our lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio, as well as other markets. The majority of our loan portfolio consists of commercial and industrial and commercial real estate loans. As of December 31, 2020, there were no concentrations of loans related to any single industry in excess of 10% of total loans. The largest industry concentration was related to the energy industry, which totaled 7.1% of total loans, or 8.2% excluding PPP Loans. As of December 31, 2019, there were no concentrations of loans related to any single industry in excess of 10% of total loans other than energy loans, which totaled 11.2% of total loans at such date. Unfunded commitments to extend credit and standby letters of credit issued to customers in the energy industry totaled $919.1 million and $60.7 million, respectively, as of December 31, 2020.
Foreign Loans. We have U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at December 31, 2020 or 2019.
Overdrafts. Deposit account overdrafts reported as loans totaled $5.6 million and $9.0 million at December 31, 2020 and 2019.

Table of Content
Related Party Loans. In the ordinary course of business, we have granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”). Activity in related party loans during 2020 is presented in the following table. Other changes were primarily related to changes in related-party status.

Balance outstanding at December 31, 2019	$298,528
Principal additions	267,951
Principal reductions	(212,157)
Other changes	(1,217)
Balance outstanding at December 31, 2020	$353,105
Accrued Interest Receivable. Accrued interest receivable on loans totaled $48.7 million and $45.5 million at December 31, 2020 and 2019, respectively and is included in accrued interest receivable and other assets in the accompany consolidated balance sheets.
COVID-19 Loan Deferments. Certain borrowers are currently unable to meet their contractual payment obligations because of the adverse effects of COVID-19. To help mitigate these effects, loan customers may apply for a deferral of payments, or portions thereof, for up to 90 days. After 90 days, customers may apply for an additional deferral, and a small proportion of our customers have requested such an additional deferral. In the absence of other intervening factors, such short-term modifications made on a good faith basis are not categorized as troubled debt restructurings, nor are loans granted payment deferrals related to COVID-19 reported as past due or placed on non-accrual status (provided the loans were not past due or on non-accrual status prior to the deferral). At December 31, 2020, there were 39 loans in COVID-19 related deferment with an aggregate outstanding balance of approximately $45.9 million.
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
Year-end non-accrual loans, segregated by class of loans, were as follows:

	December 31, 2020		December 31, 2019
	Total Non-Accrual	Non-Accrual with No Credit Loss Allowance	Total Non-Accrual	Non-Accrual with No Credit Loss Allowance
Commercial and industrial	$19,849	$4,479	$26,038	$13,266
Energy	23,168	639	65,761	3,281
Paycheck Protection Program	—	—	—	—
Commercial real estate:
Buildings, land and other	15,737	14,116	8,912	6,558
Construction	1,684	1,684	665	665
Consumer real estate	993	993	922	922
Consumer and other	18	—	5	—
Total	$61,449	$21,911	$102,303	$24,692

Table of Content
The following table presents non-accrual loans as of December 31, 2020 by class and year of origination.

	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial	$9,479	$3,351	$1,846	$1,489	$105	$29	$839	$2,711	$19,849
Energy	2,421	6,772	2,144	—	—	359	11,193	279	23,168
Paycheck Protection Program	—	—	—	—	—	—	—	—	—
Commercial real estate:
Buildings, land and other	2,914	5,031	999	2,019	1,933	2,736	105	—	15,737
Construction	1,684	—	—	—	—	—	—	—	1,684
Consumer real estate	—	—	—	211	—	408	259	115	993
Consumer and other	—	—	—	—	—	—	18	—	18
Total	$16,498	$15,154	$4,989	$3,719	$2,038	$3,532	$12,414	$3,105	$61,449
In the table above, loans reported as 2020 originations were, for the most part, first originated in various years prior to 2020 but were renewed in the current year. Had non-accrual loans performed in accordance with their original contract terms, we would have recognized additional interest income, net of tax, of approximately $2.9 million in 2020, $3.9 million in 2019 and $5.2 million in 2018.
An age analysis of past due loans (including both accruing and non-accruing loans), segregated by class of loans, as of December 31, 2020 was as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and industrial	$45,416	$9,616	$55,032	$4,900,309	$4,955,341	$5,615
Energy	14,833	11,237	26,070	1,209,128	1,235,198	3,696
Paycheck Protection Program	—	—	—	2,433,849	2,433,849	—
Commercial real estate:
Buildings, land and other	22,130	6,304	28,434	5,768,219	5,796,653	1,275
Construction	856	—	856	1,222,958	1,223,814	—
Consumer real estate	8,090	3,047	11,137	1,319,637	1,330,774	2,469
Consumer and other	5,537	1,251	6,788	498,892	505,680	1,233
Total	$96,862	$31,455	$128,317	$17,352,992	$17,481,309	$14,288
Impaired Loans. Prior to the adoption of ASC 326 on January 1, 2020, loans were reported as impaired when, based on then current information and events, it was probable we would be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment was evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan was impaired, a specific valuation allowance was allocated, if necessary, so that the loan was reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment was expected solely from the collateral. Interest payments on impaired loans were typically applied to principal unless collectibility of the principal amount was reasonably assured, in which case interest was recognized on a cash basis. Impaired loans, or portions thereof, were charged off when deemed uncollectible.

Table of Content
Impaired loans as of December 31, 2019 and the average recorded investment in impaired loans during 2019 and 2018 are set forth in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment 2019	Average Recorded Investment 2018
2019
Commercial and industrial	$30,909	$11,588	$12,772	$24,360	$7,849	$14,913	$18,246
Energy	87,103	2,764	62,480	65,244	20,246	53,563	75,453
Commercial real estate:
Buildings, land and other	9,252	6,255	2,354	8,609	383	13,690	12,799
Construction	697	665	—	665	—	354	—
Consumer real estate	570	570	—	570	—	547	704
Consumer and other	5	—	5	5	5	1,285	925
Total	$128,536	$21,842	$77,611	$99,453	$28,483	$84,352	$108,127
Troubled Debt Restructurings. The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules, reductions in collateral and other actions intended to minimize potential losses. Troubled debt restructurings that occurred during 2020, 2019 and 2018 are set forth in the following table.

	2020		2019		2018
	Balance at Restructure	Balance at Year-end	Balance at Restructure	Balance at Year-end	Balance at Restructure	Balance at Year-end
Commercial and industrial	$3,661	$192	$3,845	$2,161	$2,203	$—
Energy	2,432	2,421	—	—	13,708	—
Commercial real estate:
Buildings, land and other	9,310	4,922	9,457	9,393	—	—
Construction	1,017	1,017	—	—	—	—
Consumer real estate	—	—	124	120	—	—
Consumer and other	1,104	—	—	—	—	—
	$17,524	$8,552	$13,426	$11,674	$15,911	$—
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
Additional information related to restructured loans was as follows:

	2020	2019	2018
Restructured loans past due in excess of 90 days at period-end:
Number of loans	1	4	—
Dollar amount of loans	$2,008	$3,340	$—
Restructured loans on non-accrual status at period end	8,552	5,576	—
Charge-offs of restructured loans:
Recognized in connection with restructuring	337	—	—
Recognized on previously restructured loans	3,894	1,500	7,650
Proceeds from sale of restructured loans	—	—	15,750

Table of Content
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
We utilize a risk grading matrix to assign a risk grade to each of our commercial loans. Loans are graded on a scale of 1 to 14. A description of the general characteristics of the 14 risk grades is as follows:
•Grades 1, 2 and 3 - These grades include loans to very high credit quality borrowers of investment or near investment grade. These borrowers are generally publicly traded (grades 1 and 2), have significant capital strength, moderate leverage, stable earnings and growth, and readily available financing alternatives. Smaller entities, regardless of strength, would generally not fit in these grades.
•Grades 4 and 5 - These grades include loans to borrowers of solid credit quality with moderate risk. Borrowers in these grades are differentiated from higher grades on the basis of size (capital and/or revenue), leverage, asset quality and the stability of the industry or market area.
•Grades 6, 7 and 8 - These grades include “pass grade” loans to borrowers of acceptable credit quality and risk. Such borrowers are differentiated from Grades 4 and 5 in terms of size, secondary sources of repayment or they are of lesser stature in other key credit metrics in that they may be over-leveraged, under capitalized, inconsistent in performance or in an industry or an economic area that is known to have a higher level of risk, volatility, or susceptibility to weaknesses in the economy.
•Grade 9 - This grade includes loans on management’s “watch list” and is intended to be utilized on a temporary basis for pass grade borrowers where a significant risk-modifying action is anticipated in the near term.
•Grade 10 - This grade is for “Other Assets Especially Mentioned” in accordance with regulatory guidelines. This grade is intended to be temporary and includes loans to borrowers whose credit quality has clearly deteriorated and are at risk of further decline unless active measures are taken to correct the situation.
•Grade 11 - This grade includes “Substandard” loans, in accordance with regulatory guidelines, for which the accrual of interest has not been stopped. By definition under regulatory guidelines, a “Substandard” loan has defined weaknesses which make payment default or principal exposure likely, but not yet certain. Such loans are apt to be dependent upon collateral liquidation, a secondary source of repayment or an event outside of the normal course of business.
•Grade 12 - This grade includes “Substandard” loans, in accordance with regulatory guidelines, for which the accrual of interest has been stopped. This grade includes loans where interest is more than 120 days past due and not fully secured and loans where a specific valuation allowance may be necessary, but generally does not exceed 30% of the principal balance.
•Grade 13 - This grade includes “Doubtful” loans in accordance with regulatory guidelines. Such loans are placed on non-accrual status and may be dependent upon collateral having a value that is difficult to determine or upon some near-term event which lacks certainty. Additionally, these loans generally have a specific valuation allowance in excess of 30% of the principal balance.
•Grade 14 - This grade includes “Loss” loans in accordance with regulatory guidelines. Such loans are to be charged-off or charged-down when payment is acknowledged to be uncertain or when the timing or value of payments cannot be determined. “Loss” is not intended to imply that the loan or some portion of it will never be paid, nor does it in any way imply that there has been a forgiveness of debt.
In monitoring credit quality trends in the context of assessing the appropriate level of the allowance for credit losses on loans, we monitor portfolio credit quality by the weighted-average risk grade of each class of commercial loan. Individual relationship managers, under the oversight of credit administration, review updated financial information for all pass grade loans to reassess the risk grade on at least an annual basis. When a loan has a risk grade of 9, it is still considered a pass grade loan; however, it is considered to be on management’s “watch list,” where a significant risk-modifying action is anticipated in the near term. When a loan has a risk grade of 10 or higher, a special assets officer monitors the loan on an on-going basis.

Table of Content
The following tables present weighted-average risk grades for all commercial loans, by class and year of origination/renewal as of December 31, 2020. Paycheck Protection Program (“PPP”) loans are excluded as such loans are fully guaranteed by the Small Business Administration (“SBA”).

	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial
Risk grades 1-8	$1,300,844	$552,885	$290,088	$226,232	$107,063	$113,458	$1,852,341	$63,210	$4,506,121
Risk grade 9	50,785	37,865	33,961	20,851	12,348	5,510	85,756	9,122	256,198
Risk grade 10	31,333	7,361	11,379	6,749	710	113	65,180	3,152	125,977
Risk grade 11	4,700	7,002	6,551	3,416	1,426	140	15,005	8,956	47,196
Risk grade 12	6,899	2,399	1,195	1,005	105	29	480	2,416	14,528
Risk grade 13	2,580	952	651	484	—	—	359	295	5,321
	$1,397,141	$608,464	$343,825	$258,737	$121,652	$119,250	$2,019,121	$87,151	$4,955,341
W/A risk grade	6.19	6.88	7.22	6.39	6.32	5.84	6.38	7.51	6.45
Energy
Risk grades 1-8	$403,156	$18,911	$9,759	$8,083	$1,415	$4,326	$494,946	$27,548	$968,144
Risk grade 9	105,772	2,272	1,743	—	—	—	18,194	5,566	133,547
Risk grade 10	703	4,049	1,339	—	759	—	37,637	1,940	46,427
Risk grade 11	12,218	16,849	1,325	—	—	661	30,124	2,735	63,912
Risk grade 12	1,101	4,580	654	—	—	359	6,768	279	13,741
Risk grade 13	1,320	2,192	1,490	—	—	—	4,425	—	9,427
	$524,270	$48,853	$16,310	$8,083	$2,174	$5,346	$592,094	$38,068	$1,235,198
W/A risk grade	6.86	9.57	8.68	7.40	7.85	8.06	6.45	8.20	6.85
Commercial real estate:
Buildings, land, other
Risk grades 1-8	$1,544,558	$947,102	$749,879	$605,152	$432,941	$661,301	$56,600	$50,340	$5,047,873
Risk grade 9	45,527	81,224	75,893	45,485	26,745	37,728	10,521	2,104	325,227
Risk grade 10	14,183	36,414	45,014	71,814	25,343	60,225	200	5,261	258,454
Risk grade 11	22,633	16,302	11,916	39,727	8,655	42,904	6,977	248	149,362
Risk grade 12	2,714	5,031	999	2,019	1,683	2,736	42	—	15,224
Risk grade 13	200	—	—	—	250	—	63	—	513
	$1,629,815	$1,086,073	$883,701	$764,197	$495,617	$804,894	$74,403	$57,953	$5,796,653
W/A risk grade	7.13	7.36	7.54	7.55	7.54	7.20	7.54	7.12	7.34
Construction
Risk grades 1-8	$374,661	$436,077	$168,517	$67	$1,144	$1,758	$127,801	$—	$1,110,025
Risk grade 9	37,430	16,567	—	2,848	—	—	14,311	1,131	72,287
Risk grade 10	5,846	—	27,653	—	—	—	5,463	—	38,962
Risk grade 11	856	—	—	—	—	—	—	—	856
Risk grade 12	1,684	—	—	—	—	—	—	—	1,684
Risk grade 13	—	—	—	—	—	—	—	—	—
	$420,477	$452,644	$196,170	$2,915	$1,144	$1,758	$147,575	$1,131	$1,223,814
W/A risk grade	6.82	7.18	8.08	8.95	7.30	6.44	7.29	9.00	7.22
Total commercial real estate	$2,050,292	$1,538,717	$1,079,871	$767,112	$496,761	$806,652	$221,978	$59,084	$7,020,467
W/A risk grade	7.06	7.31	7.64	7.56	7.54	7.20	7.37	7.15	7.32
The weighted-average risk grades for “pass grade” (risk grades 1-8) loans was 6.13 for commercial and industrial, 5.99 for energy, 6.97 for commercial real estate - buildings, land and other and 6.99 for commercial real estate - construction). Furthermore, in the tables above, certain loans are reported as 2020 originations and have risk grades of 11 or higher. These loans were, for the most part, first originated in various years prior to 2020 but were renewed in the current year.

Table of Content
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
Information about the payment status of consumer loans, segregated by portfolio segment and year of origination, as of December 31, 2020 was as follows:

	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Consumer real estate:
Past due 30-89 days	$225	$1,038	$1,556	$553	$628	$2,907	$652	$531	$8,090
Past due 90 or more days	15	139	109	706	25	1,287	615	151	3,047
Total past due	240	1,177	1,665	1,259	653	4,194	1,267	682	11,137
Current loans	336,441	166,323	94,374	80,625	66,241	124,590	434,939	16,104	1,319,637
Total	$336,681	$167,500	$96,039	$81,884	$66,894	$128,784	$436,206	$16,786	$1,330,774
Consumer and other:
Past due 30-89 days	$1,750	$300	$453	$52	$17	$—	$2,238	$727	$5,537
Past due 90 or more days	71	10	118	—	—	—	1,031	21	1,251
Total past due	1,821	310	571	52	17	—	3,269	748	6,788
Current loans	45,286	27,813	5,397	2,799	1,705	572	386,791	28,529	498,892
Total	$47,107	$28,123	$5,968	$2,851	$1,722	$572	$390,060	$29,277	$505,680
Revolving loans that converted to term during 2020 were as follows:

Commercial and industrial	$47,562
Energy	33,150
Commercial real estate:
Buildings, land and other	10,505
Construction	1,131
Consumer real estate	2,264
Consumer and other	16,395
Total	$111,007
In assessing the general economic conditions in the State of Texas, management monitors and tracks the Texas Leading Index (“TLI”), which is produced by the Federal Reserve Bank of Dallas. The TLI is a single summary statistic that is designed to signal the likelihood of the Texas economy’s transition from expansion to recession and vice versa. Management believes this index provides a reliable indication of the direction of overall credit quality. The TLI is a composite of the following eight leading indicators: (i) Texas Value of the Dollar, (ii) U.S. Leading Index, (iii) real oil prices (iv) well permits, (v) initial claims for unemployment insurance, (vi) Texas Stock Index, (vii) Help-Wanted Index and (viii) average weekly hours worked in manufacturing. The TLI totaled 118.3 at December 31, 2020 (most recent date available) and 127.1 at December 31, 2019. A lower TLI value implies less favorable economic conditions.

Table of Content
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

Table of Content
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
PD and PA were estimated by analyzing internally-sourced data related to historical performance of each loan pool over a complete economic cycle. PD and PA are adjusted to reflect the current impact of certain macroeconomic variables as well as their expected changes over a reasonable and supportable forecast period. We have determined that we are reasonably able to forecast the macroeconomic variables used in our modeling processes with an acceptable degree of confidence for a total of two years with the last twelve months of the forecast period encompassing a reversion process whereby the forecasted macroeconomic variables are reverted to their historical mean utilizing a rational, systematic basis. The macroeconomic variables utilized as inputs in our modeling processes were subjected to a variety of analysis procedures and were selected primarily based on statistical relevancy and correlation to our historical credit losses. By reverting these modeling inputs to their historical mean and considering loan/borrower specific attributes, our models are intended to yield a measurement of expected credit losses that reflects our average historical loss rates for periods subsequent to the twelve-month reversion period. The LGD is based on historical recovery averages for each loan pool, adjusted to reflect the current impact of certain macroeconomic variables as well as their expected changes over a two-year forecast period, with the final twelve months of the forecast period encompassing a reversion process, which management considers to be both reasonable and supportable. This same forecast/reversion period is used for all macroeconomic variables used in all of our models. EAD is estimated using a linear regression model that estimates the average percentage of the loan balance that remains at the time of a default event.
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

Table of Content
The following table presents details of the allowance for credit losses on loans segregated by loan portfolio segment as of December 31, 2020, calculated in accordance with the CECL methodology described above. No allowance for credit losses has been recognized for PPP loans as such loans are fully guaranteed by the SBA.

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Modeled expected credit losses	$65,645	$8,910	$125,126	$7,926	$6,945	$214,552
Q-Factor and other qualitative adjustments	2,877	21,216	9,253	—	—	33,346
Specific allocations	5,321	9,427	513	—	18	15,279
Total	$73,843	$39,553	$134,892	$7,926	$6,963	$263,177
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
The following table details activity in the allowance for credit losses on loans by portfolio segment for 2020, 2019 and 2018. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. No allowance for credit losses has been recognized for PPP loans as such loans are fully guaranteed by the SBA.

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
2020
Beginning balance	$51,593	$37,382	$31,037	$4,113	$8,042	$132,167
Impacting of adopting ASC 326	21,263	(10,453)	(13,519)	2,392	(2,248)	(2,565)
Credit loss expense	15,156	85,889	124,427	1,906	9,632	237,010
Charge-offs	(18,908)	(76,107)	(7,499)	(2,186)	(17,830)	(122,530)
Recoveries	4,739	2,842	446	1,701	9,367	19,095
Net charge-offs	(14,169)	(73,265)	(7,053)	(485)	(8,463)	(103,435)
Ending balance	$73,843	$39,553	$134,892	$7,926	$6,963	$263,177
2019
Beginning balance	$48,580	$29,052	$38,777	$6,103	$9,620	$132,132
Credit loss expense	13,144	14,388	(6,934)	467	12,694	33,759
Charge-offs	(14,117)	(7,500)	(1,025)	(3,665)	(24,725)	(51,032)
Recoveries	3,986	1,442	219	1,208	10,453	17,308
Net charge-offs	(10,131)	(6,058)	(806)	(2,457)	(14,272)	(33,724)
Ending balance	$51,593	$37,382	$31,037	$4,113	$8,042	$132,167
2018
Beginning balance	$59,614	$51,528	$30,948	$5,657	$7,617	$155,364
Credit loss expense	11,354	(9,355)	8,079	1,984	9,551	21,613
Charge-offs	(26,076)	(13,940)	(619)	(2,143)	(17,197)	(59,975)
Recoveries	3,688	819	369	605	9,649	15,130
Net charge-offs	(22,388)	(13,121)	(250)	(1,538)	(7,548)	(44,845)
Ending balance	$48,580	$29,052	$38,777	$6,103	$9,620	$132,132

Table of Content
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
The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan portfolio segment as of December 31, 2020 and December 31, 2019.

	December 31, 2020		December 31, 2019
	Loan Balance	Specific Allocations	Loan Balance	Specific Allocations
Commercial and industrial	$21,287	$5,321	$24,360	$7,849
Energy	22,888	9,427	65,244	20,246
Paycheck Protection Program	—	—	—	—
Commercial real estate:
Buildings, land and other	34,057	513	8,609	383
Construction	1,684	—	665	—
Consumer real estate	561	—	570	—
Consumer and other	18	18	5	5
Total	$80,495	$15,279	$99,453	$28,483
Note 4 - Premises and Equipment and Lease Commitments
Year-end premises and equipment were as follows:

	2020	2019
Land	$128,739	$112,818
Buildings	458,693	441,404
Technology, furniture and equipment	243,395	226,925
Leasehold improvements	183,827	156,144
Construction and projects in progress	41,202	44,251
Lease right-of-use assets	292,087	297,736
	1,347,943	1,279,278
Less accumulated depreciation and amortization	(302,365)	(267,331)
Total premises and equipment, net	$1,045,578	$1,011,947
Depreciation of premises and equipment totaled $49.9 million in 2020, $41.0 million 2019 and $37.2 million in 2018.
Lease Commitments. We lease certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $46.0 million in 2020, $42.1 million in 2019 and $31.1 million in 2018. On January 1, 2019, we adopted a new accounting standard which required the recognition of certain operating leases on our balance sheet as lease right-of-use assets (reported as component of premises and equipment) and related lease liabilities (reported as a component of accrued interest payable and other liabilities). See Note 1 - Summary of Significant Accounting Policies.

Table of Content
The components of total lease expense in 2020 and 2019 were as follows:

	2020	2019
Amortization of lease right-of-use assets	$32,772	$27,626
Short-term lease expense	1,799	4,592
Non-lease components (including taxes, insurance, common maintenance, etc.)	11,396	9,896
Total	$45,967	$42,114
Right-of-use lease assets totaled $292.1 million and $297.7 million at December 31, 2020 and 2019, respectively, and are reported as a component of premises and equipment on our accompanying consolidated balance sheets. The related lease liabilities totaled $323.0 million and $323.7 million at December 31, 2020 and 2019, respectively, and are reported as a component of accrued interest payable and other liabilities in the accompanying consolidated balance sheets. Lease payments under operating leases that were applied to our operating lease liability totaled $31.6 million during 2020 and $27.5 million during 2019. The following table reconciles future undiscounted lease payments due under non-cancelable operating leases (those amounts subject to recognition) to the aggregate operating lessee lease liability as of December 31, 2020:

Future lease payments
2021	$32,357
2022	30,741
2023	28,927
2024	27,487
2025	26,240
Thereafter	267,707
Total undiscounted operating lease liability	413,459
Imputed interest	90,415
Total operating lease liability included in the accompanying balance sheet	$323,044
Weighted-average lease term in years	15.57
Weighted-average discount rate	3.10%
We lease certain buildings and branch facilities from various entities which are controlled by or affiliated with certain directors. Payments related to these leases totaled $9.8 million in 2020, $5.9 million in 2019 and $464 thousand in 2018. The increase in these lease payments during the comparable periods was primarily related to the commencement of the lease of our new headquarters building during the second quarter of 2019. We recognized a right-of-use asset totaling $121.7 million and a related lease liability totaling $121.7 million in connection with this lease. The lease was a separate agreement under a comprehensive development agreement between us, the City of San Antonio and a third party controlled by one of our directors. We sold our old headquarters building to the City of San Antonio in 2016 and leased it back during the construction period of our new headquarters building. A portion of the gain from the sale of our old headquarters building was deferred and amortized to income over the term of the lease, which ended in the second quarter of 2019. Amortization of the deferred gain totaled $1.4 million in 2019 and $2.8 million in 2018.

Table of Content
Note 5 - Goodwill and Other Intangible Assets
Goodwill. Year-end goodwill was as follows:

	2020	2019
Goodwill	$654,952	$654,952
Other Intangible Assets. Year-end other intangible assets were as follows:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
2020
Core deposits	$9,300	$(8,004)	$1,296
Customer relationships	2,886	(2,619)	267
	$12,186	$(10,623)	$1,563
2019
Core deposits	$9,300	$(7,257)	$2,043
Customer relationships	3,388	(2,950)	438
	$12,688	$(10,207)	$2,481
Other intangible assets are amortized on an accelerated basis over their estimated lives, which range from 5 to 10 years. Amortization expense related to intangible assets totaled $918 thousand in 2020, $1.2 million in 2019, and $1.4 million in 2018. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2020 is as follows:

2021	$697
2022	481
2023	282
2024	87
2025	11
Thereafter	5
$1,563

Table of Content
Note 6 - Deposits
Year-end deposits were as follows:

	2020	2019
Non-interest-bearing demand deposits:
Commercial and individual	$13,914,754	$10,212,265
Correspondent banks	242,225	246,181
Public funds	960,072	415,183
Total non-interest-bearing demand deposits	15,117,051	10,873,629
Interest-bearing deposits:
Private accounts:
Savings and interest checking	9,132,789	7,147,327
Money market accounts	8,977,585	7,888,433
Time accounts of $100,000 or more	804,232	736,481
Time accounts under $100,000	331,343	347,418
Total private accounts	19,245,949	16,119,659
Public funds:
Savings and interest checking	597,503	548,399
Money market accounts	50,070	73,180
Time accounts of $100,000 or more	5,163	24,672
Time accounts under $100,000	25	25
Total public funds	652,761	646,276
Total interest-bearing deposits	19,898,710	16,765,935
Total deposits	$35,015,761	$27,639,564
The following table presents additional information about our year-end deposits:

	2020	2019
Deposits from the Certificate of Deposit Account Registry Service (CDARS)	$372	$361
Deposits from foreign sources (primarily Mexico)	884,169	805,828
Deposits not covered by deposit insurance	18,694,320	13,115,796
Deposits from certain directors, executive officers and their affiliates	210,389	197,919
Scheduled maturities of time deposits, including both private and public funds, at December 31, 2020 were as follows:

2021	$979,825
2022	160,938
$1,140,763
Scheduled maturities of time deposits in amounts of $100,000 or more, including both private and public funds, at December 31, 2020, were as follows:

Due within 3 months or less	$327,284
Due after 3 months and within 6 months	178,403
Due after 6 months and within 12 months	195,766
Due after 12 months	107,942
$809,395

Table of Content
Note 7 - Borrowed Funds
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase. Federal funds purchased are short-term borrowings that typically mature within one to ninety days. Federal funds purchased totaled $48.9 million and $27.2 million at December 31, 2020 and 2019. Securities sold under agreements to repurchase are secured short-term borrowings that typically mature overnight or within thirty to ninety days. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. We may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase totaled $2.1 billion and $1.7 billion at December 31, 2020 and 2019.
Subordinated Notes Payable. In March 2017, we issued $100 million of 4.50% subordinated notes that mature on March 17, 2027. The notes, which qualify as Tier 2 capital for Cullen/Frost, bear interest at the rate of 4.50% per annum, payable semi-annually on each March 17 and September 17. The notes are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries. Unamortized debt issuance costs related to these notes, totaled approximately $979 thousand and $1.1 million December 31, 2020 and 2019. Proceeds from sale of the notes were used for general corporate purposes.
Junior Subordinated Deferrable Interest Debentures. At December 31, 2020 and 2019, we had $123.7 million of junior subordinated deferrable interest debentures issued to Cullen/Frost Capital Trust II (“Trust II”), a wholly owned Delaware statutory business trust. Unamortized debt issuance costs related to Trust II totaled $758 thousand and $816 thousand at December 31, 2020 and 2019. At December 31, 2020 and 2019, we also had $13.4 million of junior subordinated deferrable interest debentures issued to WNB Capital Trust I (“WNB Trust”), a wholly owned Delaware statutory business trust acquired in connection with the acquisition of WNB Bancshares, Inc. (“WNB”) in 2014. Trust II and WNB Trust are variable interest entities for which we are not the primary beneficiary. As such, the accounts of Trust II and WNB Trust are not included in our consolidated financial statements. See Note 1 - Summary of Significant Accounting Policies for additional information about our consolidation policy. Details of our transactions with the capital trust are presented below.
Trust II was formed in 2004 for the purpose of issuing $120.0 million of floating rate (three-month LIBOR plus a margin of 1.55%) trust preferred securities, which represent beneficial interests in the assets of the trust. The trust preferred securities will mature on March 1, 2034 and are currently redeemable with the approval of the Federal Reserve Board in whole or in part at our option. Distributions on the trust preferred securities are payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. Trust II also issued $3.7 million of common equity securities to Cullen/Frost. The proceeds of the offering of the trust preferred securities and common equity securities were used to purchase $123.7 million of floating rate (three-month LIBOR plus a margin of 1.55%, which was equal to 1.78% and 3.46% at December 31, 2020 and 2019) junior subordinated deferrable interest debentures issued by us, which have terms substantially similar to the trust preferred securities.
WNB Trust was formed in 2004 by WNB for the purpose of issuing $13.0 million of floating rate (three-month LIBOR plus a margin of 2.35%) trust preferred securities, which represent beneficial interests in the assets of the trust. The trust preferred securities will mature on July 23, 2034 and are currently redeemable with the approval of the Federal Reserve Board in whole or in part at our option. Distributions on the trust preferred securities are payable quarterly in arrears on January 23, April 23, July 23 and October 23 of each year. WNB Trust also issued $403 thousand of common equity securities to WNB. The proceeds of the offering of the trust preferred securities and common equity securities were used to purchase $13.4 million of floating rate (three-month LIBOR plus a margin of 2.35%, which was equal to 2.56% and 4.28% at December 31, 2020 and 2019) junior subordinated deferrable interest debentures issued by WNB, which have terms substantially similar to the trust preferred securities.
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

Table of Content
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
Although the accounts of Trust II and WNB Trust are not included in our consolidated financial statements, the $120.0 million in trust preferred securities issued by Trust II and the $13.0 million in trust preferred securities issued by WNB Trust are included in the capital of Cullen/Frost for regulatory capital purposes as of December 31, 2020 and 2019. See Note 9 - Capital and Regulatory Matters.
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
Year-end financial instruments with off-balance-sheet risk were as follows:

	2020	2019
Commitments to extend credit	$9,814,475	$9,306,043
Standby letters of credit	241,345	260,587
Deferred standby letter of credit fees	1,723	1,276
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

Table of Content
The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures.

	2020	2019	2018
Beginning balance	$500	$500	$428
Impact of adopting ASC 326	39,377	—	—
Credit loss expense	4,275	—	72
Ending balance	$44,152	$500	$500
Credit Card Guarantees. We guarantee the credit card debt of certain customers to the merchant bank that issues the cards. At December 31, 2020 and 2019, the guarantees totaled approximately $9.1 million and $8.5 million, of which amounts, $8.2 million and $1.3 million were fully collateralized.
Change-In-Control Agreements. We have change-in-control agreements with certain executive officers. Under these agreements, each covered person could receive, upon the effectiveness of a change-in-control, two to three times (depending on the person) their base compensation plus the target bonus established for the year, and any unpaid base salary and pro rata target bonus for the year in which the termination occurs, including vacation pay. Additionally, the executive’s insurance benefits will continue for two to three full years after the termination and all long-term incentive awards will immediately vest.
Litigation. We are subject to various claims and legal actions that have arisen in the course of conducting business. Management does not expect the ultimate disposition of these matters to have a material adverse impact on our financial statements.
In May of 2020, a purported class action lawsuit was filed against Frost Bank in a Texas Federal court alleging that Frost Bank had refused to pay agent fees to purported agents of borrowers under the PPP in violation of SBA regulations. The Plaintiff's motion to dismiss the Federal lawsuit was effected and as a result the Federal lawsuit is resolved. In July 2020, a purported class action lawsuit was filed against Frost Bank in a California Federal court alleging that Frost Bank had refused to pay agent fees to purported agents of borrowers under the PPP in violation of SBA regulations. The Plaintiff subsequently filed a motion to dismiss the lawsuit and the lawsuit was thereby resolved. In October 2020, a lawsuit was filed against Frost Bank in Texas State court alleging, among other claims, that Frost Bank had refused to provide a PPP loan to the purported applicant. Frost Bank removed the lawsuit to Federal court, and the presiding Federal judge subsequently dismissed the lawsuit with prejudice.
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
Cullen/Frost and Frost Bank are each required to comply with applicable capital adequacy standards established by the Federal Reserve Board (the “Basel III Capital Rules”). Quantitative measures established by the Basel III Capital Rules designed to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth below) of Common Equity Tier 1 capital, Tier 1 capital and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to adjusted quarterly average assets (as defined).
Cullen/Frost’s and Frost Bank’s Common Equity Tier 1 capital includes common stock and related paid-in capital, net of treasury stock, and retained earnings. In connection with the adoption of the Basel III Capital Rules, we elected to opt-out of the requirement to include most components of accumulated other comprehensive income in Common Equity Tier 1. We also elected, for a five-year transitional period, the effects of credit loss accounting under CECL form Common Equity Tier 1, as further discussed below. Common Equity Tier 1 for both Cullen/Frost and Frost Bank is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. Frost Bank's Common Equity Tier 1 is also reduced by its equity investment in its financial subsidiary, Frost Insurance Agency (“FIA”).

Table of Content
Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. For Cullen/Frost, additional Tier 1 capital at December 31, 2020 included $145.5 million of 4.450% non-cumulative perpetual preferred stock and, at December 31, 2019, $144.5 million of 5.375% non-cumulative perpetual preferred stock, the details of which is are further discussed below. Frost Bank did not have any additional Tier 1 capital beyond Common Equity Tier 1 at December 31, 2020 or 2019.
Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both Cullen/Frost and Frost Bank includes a permissible portion of the allowance for credit losses on securities, loans and off-balance sheet exposures. Tier 2 capital for Cullen/Frost also includes trust preferred securities that were excluded from Tier 1 capital and qualified subordinated debt. At both December 31, 2020 and 2019, Cullen/Frost's Tier 2 capital included $133.0 million of trust preferred securities. At both December 31, 2020 and 2019, Tier 2 Capital for Cullen/Frost also included $100.0 million related to the permissible portion of our aggregate $100 million of 4.50% subordinated notes. The permissible portion of qualified subordinated notes decreases 20% per year during the final five years of the term of the notes.
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
The capital conservation buffer is designed to absorb losses during periods of economic stress and, as detailed above, effectively increases the minimum required risk-weighted capital ratios. Banking institutions with a ratio of Common Equity Tier 1 capital to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer and, if applicable, the “countercyclical capital buffer,” which is discussed below) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall and the institution's “eligible retained income” (that is, four quarter trailing net income, net of distributions and tax effects not reflected in net income). The countercyclical capital buffer is applicable to only certain covered institutions and does not have any current applicability to Cullen/Frost or Frost Bank.
As discussed in Note 1 - Significant Accounting Policies, in connection with the adoption of ASC 326, we recognized an after-tax cumulative effect reduction to retained earnings totaling $29.3 million on January 1, 2020. In February 2019, the federal bank regulatory agencies issued a final rule (the “2019 CECL Rule”) that revised certain capital regulations to account for changes to credit loss accounting under U.S. GAAP. The 2019 CECL Rule included a transition option that allows banking organizations to phase in, over a three-year period, the day-one adverse effects of CECL on their regulatory capital ratios (three-year transition option). In March 2020, the federal bank regulatory agencies issued an interim final rule that maintains the three-year transition option of the 2019 CECL Rule and also provides banking organizations that were required under U.S. GAAP (as of January 2020) to implement CECL before the end of 2020 the option to delay for two years an estimate of the effect of CECL on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). We elected to adopt the five-year transition option. Accordingly, a CECL transitional amount totaling $63.7 million has been added back to CET1 as of December 31, 2020. The CECL transitional amount includes $29.3 million related to cumulative effect of adopting CECL and $34.4 million related to the estimated incremental effect of CECL since adoption.

Table of Content
In April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA. Federal bank regulatory agencies have issued an interim final rule that permits banks to neutralize the regulatory capital effects of participating in the Paycheck Protection Program Lending Facility (the “PPP Facility”) and clarify that PPP loans have a zero percent risk weight under applicable risk-based capital rules. Specifically, a bank may exclude all PPP loans pledged as collateral to the PPP Facility from its average total consolidated assets for the purposes of calculating its leverage ratio, while PPP loans that are not pledged as collateral to the PPP Facility will be included. Our PPP loans are included in the calculation of our leverage ratio as of December 31, 2020 as we did not utilize the PPP Facility for funding purposes.
The following table presents actual and required capital ratios as of December 31, 2020 and December 31, 2019 for Cullen/Frost and Frost Bank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
2020
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$3,058,447	12.86%	$1,664,867	7.00%	$1,545,948	6.50%
Frost Bank	3,030,093	12.77	1,661,620	7.00	1,542,933	6.50
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	3,203,899	13.47	2,021,624	8.50	1,902,705	8.00
Frost Bank	3,030,093	12.77	2,017,682	8.50	1,898,995	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	3,672,912	15.44	2,497,300	10.50	2,378,381	10.00
Frost Bank	3,266,106	13.76	2,492,430	10.50	2,373,743	10.00
Leverage Ratio
Cullen/Frost	3,203,899	8.07	1,589,004	4.00	1,986,255	5.00
Frost Bank	3,030,093	7.63	1,588,200	4.00	1,985,250	5.00

2019
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$2,857,250	12.36%	$1,617,886	7.00%	$1,502,323	6.50%
Frost Bank	2,958,326	12.82	1,615,206	7.00	1,499,834	6.50
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	3,001,736	12.99	1,964,576	8.50	1,849,013	8.00
Frost Bank	2,958,326	12.82	1,961,322	8.50	1,845,950	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	3,367,403	14.57	2,426,829	10.50	2,311,266	10.00
Frost Bank	3,090,993	13.40	2,422,809	10.50	2,307,438	10.00
Leverage Ratio
Cullen/Frost	3,001,736	9.28	1,293,188	4.00	1,616,485	5.00
Frost Bank	2,958,326	9.15	1,292,743	4.00	1,615,929	5.00
As of December 31, 2020, capital levels for Cullen/Frost and Frost Bank exceed all capital adequacy requirements under the Basel III Capital Rules. Based on the ratios presented above, capital levels as of December 31, 2020 for Cullen/Frost and Frost Bank exceed the minimum levels necessary to be considered “well capitalized.”
Cullen/Frost and Frost Bank are subject to the regulatory capital requirements administered by the Federal Reserve Board and, for Frost Bank, the Federal Deposit Insurance Corporation (“FDIC”). Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of December 31, 2020, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.

Table of Content
Series B Preferred Stock. On November 19, 2020, we issued 150,000 shares, or $150.0 million in aggregate liquidation preference, of our 4.450% Non-Cumulative Perpetual Preferred Stock, Series B, par value $0.01 and liquidation preference $1,000 per share (“Series B Preferred Stock”). Each share of Series B Preferred Stock issued and outstanding is represented by 40 depositary shares, each representing a 1/40th ownership interest in a share of the Series B Preferred Stock (equivalent to a liquidation preference of $25 per share). Each holder of depositary shares will be entitled, in proportion to the applicable fraction of a share of Series B Preferred Stock represented by such depositary shares, to all rights and preferences of the Series B Preferred Stock represented thereby (including dividend, voting, redemption, and liquidation rights). Such rights must be exercised through the depositary. Dividends on the Series B Preferred Stock will be non-cumulative and, if declared, accrue and are payable quarterly, in arrears, at a rate of 4.450% per annum. The Series B Preferred Stock qualifies as Tier 1 capital for the purposes of the regulatory capital calculations. The net proceeds from the issuance and sale of the Series B Preferred Stock, after deducting $4.5 million of issuance costs including the underwriting discount and professional service fees, among other things, were approximately $145.5 million.
The Series B Preferred Stock is perpetual and has no maturity date. We may redeem the Series B Preferred Stock at our option (i) in whole or in part, from time to time, on any dividend payment date on or after December 15, 2025 or (ii) in whole but not in part, within 90 days following certain changes in laws or regulations impacting the regulatory capital treatment of the Series B Preferred Stock, in either case, at a redemption price equal to $1,000 per share of Series B Preferred Stock (equivalent to $25 per depositary share), plus any declared and unpaid dividends for prior dividend periods and accrued but unpaid dividends (whether or not declared) for the then-current dividend period prior to but excluding the redemption date. If we redeem the Series B Preferred Stock, the depositary is expected redeem a proportionate number of depositary shares. Neither the holders of Series B Preferred Stock nor holders of depositary shares will have the right to require the redemption or repurchase of the Series B Preferred Stock or the depositary shares.
Series A Preferred Stock. On February 15, 2013, we issued and sold 6,000,000 shares, or $150.0 million in aggregate liquidation preference, of our 5.375% Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 and liquidation preference $25 per share (“Series A Preferred Stock”). On March 16, 2020, we redeemed all of the outstanding shares of our Series A Preferred Stock at a redemption price of $25 per share, or an aggregate redemption of $150.0 million. When issued, the net proceeds of the Series A Preferred Stock totaled $144.5 million after deducting $5.5 million of issuance costs including the underwriting discount and professional service fees, among other things. Upon redemption, these issuance costs were reclassified to retained earnings and reported as a reduction of net income available to common shareholders. Prior to redemption, dividends on the Series A Preferred Stock were paid quarterly, in arrears, at a rate of 5.375% per annum and the Series A Preferred Stock qualified as Tier 1 capital for the purposes of regulatory capital calculations.
Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On July 24, 2019, our board of directors authorized a $100.0 million stock repurchase program, allowing us to repurchase shares of our common stock over a one-year period from time to time at various prices in the open market or through private transactions. Under this plan, we repurchased 177,834 shares at a total cost of $13.7 million during 2020 and 202,724 shares at a total cost of $17.2 million during 2019. No further repurchases were made under this plan prior to its expiration on July 24, 2020. Under prior stock repurchase programs, we repurchased 496,307 shares at a total cost of $50.0 million during 2019 and 1,027,292 shares at a total cost of $100.0 million during 2018. In July 2019, the federal bank regulators adopted final rules (the “Capital Simplifications Rules”) that, among other things, eliminated the standalone prior approval requirement in the Basel III Capital Rules for any repurchase of common stock. In certain circumstances, Cullen/Frost’s repurchases of its common stock may be subject to a prior approval or notice requirement under other regulations, policies or supervisory expectations of the Federal Reserve Board. Any redemption or repurchase of preferred stock or subordinated debt remains subject to the prior approval of the Federal Reserve Board.
Dividend Restrictions. In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements, including to repurchase its common stock. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend

Table of Content
restrictions and while maintaining its “well capitalized” status, at December 31, 2020, Frost Bank could pay aggregate dividends of up to $503.9 million to Cullen/Frost without prior regulatory approval.
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
Under the terms of the Series B Preferred Stock, in the event that we do not declare and pay dividends on the Series B Preferred Stock for the most recent dividend period, we may not, with certain exceptions, declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our common stock or any of our securities that rank junior to the Series B Preferred Stock.
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

	2020	2019	2018
Net Income	$331,151	$443,599	$454,918
Less: Preferred stock dividends	2,016	8,063	8,063
Redemption of preferred stock	5,514	—	—
Net income available to common shareholders	323,621	435,536	446,855
Less: Earnings allocated to participating securities	3,136	3,687	3,169
Net earnings allocated to common stock	$320,485	$431,849	$443,686

Distributed earnings allocated to common stock	$178,863	$175,540	$164,268
Undistributed earnings allocated to common stock	141,622	256,309	279,418
Net earnings allocated to common stock	$320,485	$431,849	$443,686

Weighted-average shares outstanding for basic earnings per common share	62,727,053	62,741,769	63,704,508
Dilutive effect of stock compensation	276,784	700,101	982,208
Weighted-average shares outstanding for diluted earnings per common share	63,003,837	63,441,870	64,686,716

Table of Content
Note 11 - Employee Benefit Plans
Retirement Plans
Profit Sharing Plans. Prior to 2019, we maintained a qualified defined contribution profit sharing plan that covered employees who had completed at least one year of service and were age 21 or older. The Plan was merged with and into our 401(k) plan effective January 1, 2019, as further discussed below. Expense related to this plan totaled $11.9 million in 2018.
We continue to maintain a separate non-qualified profit sharing plan for certain employees whose participation in the qualified profit sharing plan was limited. The plan offers such employees an alternative means of receiving comparable benefits. Expense related to this plan was not significant during 2020, 2019 and 2018.
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
We use a December 31 measurement date for our defined benefit plans. Combined activity in our defined benefit pension plans was as follows:

	2020	2019	2018
Change in plan assets:
Fair value of plan assets at beginning of year	$174,173	$152,820	$168,450
Actual return on plan assets	16,599	29,945	(7,739)
Employer contributions	1,201	1,163	1,077
Benefits paid	(9,885)	(9,755)	(8,968)
Fair value of plan assets at end of year	182,088	174,173	152,820
Change in benefit obligation:
Benefit obligation at beginning of year	186,641	167,107	182,607
Interest cost	5,010	6,472	5,898
Actuarial (gain) loss	15,827	22,817	(12,430)
Benefits paid	(9,885)	(9,755)	(8,968)
Benefit obligation at end of year	197,593	186,641	167,107
Funded status of the plan at end of year and accrued benefit (liability) recognized	$(15,505)	$(12,468)	$(14,287)
Accumulated benefit obligation at end of year	$197,593	$186,641	$167,107
Certain disaggregated information related to our defined benefit pension plans as of year-end was as follows:

	Retirement Plan		Restoration Plan
	2020	2019	2020	2019
Projected benefit obligation	$180,986	$170,541	$16,607	$16,100
Accumulated benefit obligation	180,986	170,541	16,607	16,100
Fair value of plan assets	182,088	174,173	—	—
Funded status of the plan at end of year and accrued benefit (liability) recognized	1,102	3,632	(16,607)	(16,100)

Table of Content
The components of the combined net periodic cost (benefit) for our defined benefit pension plans are presented in the table below.

	2020	2019	2018
Expected return on plan assets, net of expenses	$(12,289)	$(10,772)	$(11,916)
Interest cost on projected benefit obligation	5,010	6,472	5,898
Net amortization and deferral	5,319	5,623	5,002
Net periodic expense (benefit)	$(1,960)	$1,323	$(1,016)
Amounts related to our defined benefit pension plans recognized as a component of other comprehensive income were as follows:

	2020	2019	2018
Net actuarial gain (loss)	$(6,199)	$1,979	$(2,223)
Deferred tax (expense) benefit	1,302	(416)	466
Other comprehensive income (loss), net of tax	$(4,897)	$1,563	$(1,757)
Amounts recognized as a component of accumulated other comprehensive loss as of year-end that have not been recognized as a component of the combined net periodic benefit cost of our defined benefit pension plans are presented in the following table. We expect to recognize approximately $6.1 million of the net actuarial loss reported in the following table as of December 31, 2020 as a component of net periodic benefit cost during 2021.

	2020	2019
Net actuarial loss	$(64,343)	$(57,964)
Deferred tax benefit	13,512	12,210
Amounts included in accumulated other comprehensive income/loss, net of tax	(50,831)	(45,934)
The weighted-average assumptions used to determine the benefit obligations as of the end of the years indicated and the net periodic benefit cost for the years indicated are presented in the table below. Because the plans were frozen, increases in compensation are not considered after 2001.

	2020	2019	2018
Benefit obligations:
Discount rate	2.43%	3.20%	4.36%
Net periodic benefit cost:
Discount rate	3.20%	4.36%	3.68%
Expected return on plan assets	7.25	7.25	7.25
Management uses an asset allocation optimization model to analyze the potential risks and rewards associated with various asset allocation strategies on a quarterly basis. As of December 31, 2020, management’s investment objective for our defined benefit plans is to achieve long-term growth. This strategy provides for a target asset allocation of approximately 62% invested in equity securities, approximately 36% invested in fixed income debt securities with any remainder invested in cash or short-term cash equivalents. The asset allocation optimization process provides portfolio allocations which best represent the potential risk associated with a given asset allocation over a full market cycle. This is used to help management determine an appropriate mix of assets in order to achieve the plan's long term investment goals. The plan assets are reviewed annually to determine if the obligations can be met with the current investment mix and funding strategy.
The major categories of assets in our Retirement Plan as of year-end are presented in the following table. Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 “Fair Value Measurements and Disclosures,” utilized to measure fair value (see Note 17 - Fair Value Measurements). Our Restoration Plan is unfunded.

	2020	2019
Level 1:
Mutual funds	$180,693	$172,773
Cash and cash equivalents	1,395	1,400
Total fair value of plan assets	$182,088	$174,173

Table of Content
Mutual funds include various equity, fixed-income and blended funds with varying investment strategies. Approximately 66% of mutual fund investments consist of equity investments as of December 31, 2020. The investment objective of equity funds is long-term capital appreciation with current income. The remaining mutual fund investments consist of U.S. fixed-income securities, including investment-grade U.S. Treasury securities, U.S. government agency securities and mortgage-backed securities, corporate bonds and notes and collateralized mortgage obligations. The investment objective of fixed-income funds is to maximize investment return while preserving investment principal. U.S. government agency securities include obligations of Ginnie Mae. Our investment strategies prohibit selling assets short and the use of derivatives. Additionally, our defined benefit plans do not directly invest in real estate, commodities, or private investments.
The asset allocation optimization model is used to estimate the expected long-term rate of return for a given asset allocation strategy. Expectations of returns for each asset class are based on comprehensive reviews of historical data and economic/financial market theory. During periods with volatile interest rates and equity security prices, the model may call for changes in the allocation of plan investments to achieve desired returns. Management assumed a long-term rate of return of 7.25% in the determination of the net periodic benefit cost for 2020. The expected long-term rate of return on assets was selected from within the reasonable range of rates determined by historical real returns, net of inflation, for the asset classes covered by the plan’s investment policy and projections of inflation over the long-term period during which benefits are payable to plan participants.
As of December 31, 2020, expected future benefit payments related to our defined benefit plans were as follows:

2021	$11,315
2022	11,507
2023	11,668
2024	11,800
2025	11,880
2026 through 2030	57,248
$115,418
We expect to contribute $1.2 million to the defined benefit plans during 2021.
Savings Plans
401(k) Plan and Thrift Incentive Plan. We maintain a 401(k) stock purchase plan that permits each participant to make before-tax contributions in an amount not less than 2% and not exceeding 50% of eligible compensation and subject to dollar limits from Internal Revenue Service regulations. We match 100% of the employee’s contributions to the plan based on the amount of each participant’s contributions up to a maximum of 6% of eligible compensation. Eligible employees must complete 30 days of service in order to enroll and vest in our matching contributions immediately. Our matching contribution is initially invested in the Cullen/Frost common stock fund. However, employees may immediately reallocate our matching portion, as well as invest their individual contribution, to any of a variety of investment alternatives offered under the 401(k) Plan. In 2019, we merged our qualified profit sharing plan with and into the 401(k) plan. All profit contributions to the plan are made at our discretion and may be made without regard to current or accumulated profits. Contributions are allocated to eligible participants uniformly, based upon compensation, age and other factors. Plan participants self-direct the investment of allocated contributions by choosing from a menu of investment options. Profit sharing contributions are subject to withdrawal restrictions and participants vest in their allocated contributions after three years of service. Expense related to the plan totaled $16.0 million, which was primarily related to matching contributions, in 2020, $28.9 million ($16.3 million matching contributions and $12.6 million profit sharing) in 2019, and $15.0 million in 2018.
We maintain a thrift incentive stock purchase plan to offer certain employees whose participation in the 401(k) plan is limited an alternative means of receiving comparable benefits. Expense related to this plan was not significant during 2020, 2019 and 2018.

Table of Content
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
A combined summary of activity in our active stock plans is presented in the table. Performance stock units outstanding are presented assuming attainment of the maximum payout rate as set forth by the performance criteria. The target award level for performance stock units granted in 2020, 2019 and 2018 was 48,409, 34,317 and 30,466, respectively. As of December 31, 2020, there were 887,189 shares remaining available for grant for future awards.

	Director Deferred Stock Units Outstanding		Non-Vested Stock Awards/Stock Units Outstanding		Performance Stock Units Outstanding		Stock Options Outstanding
	Number of Units	Weighted- Average Fair Value at Grant	Number of Shares/Units	Weighted- Average Fair Value at Grant	Number of Units	Weighted- Average Fair Value at Grant	Number of Shares	Weighted- Average Exercise Price
January 1, 2018	53,008	$64.87	312,656	$81.71	80,106	$79.91	2,917,142	$63.34
Granted	6,576	109.58	109,847	94.81	45,703	87.18	—	—
Exercised/vested	(10,674)	63.68	(32,050)	78.92	—	—	(513,134)	61.68
Forfeited/expired	—	—	(6,656)	87.60	—	—	(52,000)	70.42
December 31, 2018	48,910	71.14	383,797	85.59	125,809	82.55	2,352,008	63.55
Granted	7,592	102.70	127,091	93.46	51,479	85.74	—	—
Exercised/vested	(1,132)	106.03	(53,990)	65.11	—	—	(359,892)	57.71
Forfeited/expired	—	—	(16,251)	89.71	—	—	(11,250)	65.11
December 31, 2019	55,370	74.76	440,647	90.22	177,288	83.48	1,980,866	64.60
Granted	10,428	73.84	151,038	66.79	72,618	57.89	—	—
Exercised/vested	(12,938)	71.09	(117,990)	76.07	(41,755)	69.70	(235,880)	53.23
Forfeited/expired	—	—	(3,336)	91.07	(6,894)	81.33	(5,427)	75.74
December 31, 2020	52,860	75.47	470,359	86.24	201,257	77.18	1,739,559	66.11
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

Table of Content
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
Other information regarding options outstanding and exercisable as of December 31, 2020 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Number of Shares	Weighted- Average Exercise Price
$45.01	to	$50.00	204,480	$48.00	0.82	204,480	$48.00
50.01	to	55.00	282,204	54.56	1.81	282,204	54.56
65.01	to	70.00	509,221	65.11	4.67	509,221	65.11
70.01	to	75.00	275,654	71.39	2.80	275,654	71.39
75.01	to	80.00	468,000	78.95	3.74	468,000	78.95
	Total		1,739,559	66.11	3.21	1,739,559	66.11
	Total intrinsic value		$36,745			$36,745
Shares issued in connection with stock compensation awards are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. Shares issued in connection with stock compensation awards along with other related information were as follows:

	2020	2019	2018
Shares issued from available treasury stock	408,563	399,224	548,238
Proceeds from stock option exercises	$12,557	$20,770	$31,647
Intrinsic value of stock options exercised	5,365	13,713	23,292
Fair value of stock awards/units vested	9,465	5,192	4,212
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

Table of Content
Stock-based compensation expense and the related income tax benefit is presented in the following table. The service period for performance stock units granted each year begins on January 1 of the following year.

	2020	2019	2018
Stock options	$—	$1,185	$3,652
Non-vested stock awards/stock units	10,240	9,339	6,983
Deferred stock-units	770	780	721
Performance stock units	2,908	4,642	2,587
Total	$13,918	$15,946	$13,943
Income tax benefit	$2,142	$2,359	$2,831
Unrecognized stock-based compensation expense and the weighted-average period over which the expense is expected to be recognized at December 31, 2020 is presented in the table below. Unrecognized stock-based compensation expense related to performance stock units is presented assuming attainment of the maximum payout rate as set forth by the performance criteria.

	Unrecognized Expense	Weighted-Average Number of Years for Expense Recognition
Non-vested stock awards/stock units	$18,430	2.69
Performance stock units	7,034	1.99
Total	$25,464
Valuation of Stock-Based Compensation. For the purposes of recognizing stock-based compensation expense, the fair value of non-vested stock awards/stock units and deferred stock units is generally the market price of the stock on the measurement date, which, for us, is the date of the award. The fair value of performance stock units is determined in a similar manner except that the market price of the stock on the measurement date is discounted by the present value of the dividends expected to be paid on our common stock during the service period of the award because dividend equivalent payments on performance stock units are deferred until such time that the units vest and shares are issued. In applying this discount to the market price of our stock on the measurement date, we assumed we would pay a flat quarterly dividend during the service period equal to our most recent dividend payment, which was $0.72, $0.71 and $0.67 in 2020, 2019, and 2018 respectively discounted at a weighted-average risk-free rate of 0.19%, 1.65% and 2.95% in 2020, 2019, and 2018 respectively.
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

	2020	2019	2018
Other non-interest income:
Other	$47,712	$43,563	$46,790
Total	$47,712	$43,563	$46,790
Other non-interest expense:
Professional services	$37,253	$39,238	$35,941
Advertising, promotions and public relations	34,390	38,001	32,514
Travel/meals and entertainment	7,109	16,459	15,030
Other	87,558	86,967	89,981
Total	$166,310	$180,665	$173,466
In the ordinary course of business, we transact with certain directors and/or their affiliates. Payments for services provided totaled $551 thousand in 2020, $567 thousand in 2019 and $568 thousand in 2018.

Table of Content
Note 13 - Income Taxes
Income tax expense was as follows:

	2020	2019	2018
Current income tax expense	$36,002	$48,256	$840
Deferred income tax expense (benefit)	(15,832)	7,614	52,923
Income tax expense, as reported	$20,170	$55,870	$53,763

Effective tax rate	5.7%	11.2%	10.6%
A reconciliation between reported income tax expense and the amounts computed by applying the U.S. federal statutory income tax rate of 21% to income before income taxes is presented in the following table.

	2020	2019	2018
Income tax expense computed at the statutory rate	$73,777	$104,888	$106,823
Effect of tax-exempt interest	(51,624)	(49,166)	(49,700)
Tax benefit on dividends paid in our 401k plan	(1,851)	(1,743)	(1,551)
Bank owned life insurance income	(783)	(774)	(710)
Non-deductible compensation	1,123	1,708	210
Non-deductible FDIC premiums	1,790	1,267	1,771
Non-deductible meals and entertainment	786	1,299	1,193
Net tax benefit from stock-based compensation	(852)	(2,447)	(3,865)
Asset contribution to a charitable trust	(2,556)	—	—
Deferred tax adjustment related to reduction in U.S. federal statutory income tax rate	—	—	(231)
Other	360	838	(177)
Income tax expense, as reported	$20,170	$55,870	$53,763
There were no unrecognized tax benefits during any of the reported periods. Interest and/or penalties related to income taxes are reported as a component of income tax expense. Such amounts were not significant during the reported periods.
Year-end deferred taxes are presented in the table below. Deferred taxes are based on the U.S. statutory federal income tax rate of 21%.

	2020	2019
Deferred tax assets:
Lease liabilities under operating leases	$67,839	$67,975
Allowance for credit losses	64,573	27,860
Net actuarial loss on defined benefit post-retirement benefit plans	13,512	12,210
Stock-based compensation	10,033	11,211
Bonus accrual	3,961	5,055
Deferred loan and lease origination fees	10,252	2,254
Other	3,834	2,058
Total gross deferred tax assets	174,004	128,623
Deferred tax liabilities:
Net unrealized gain on securities available for sale and transferred securities	(149,870)	(83,281)
Right-of-use assets under operating leases	(61,963)	(63,463)
Premises and equipment	(49,602)	(29,730)
Intangible assets	(14,596)	(12,642)
Defined benefit post-retirement benefit plans	(10,081)	(9,419)
Partnership interests	(2,913)	(2,894)
Leases	(1,090)	(1,572)
Other	(1,387)	(1,440)
Total gross deferred tax liabilities	(291,502)	(204,441)
Net deferred tax asset (liability)	$(117,498)	$(75,818)

Table of Content
No valuation allowance for deferred tax assets was recorded at December 31, 2020 and 2019 as management believes it is more likely than not that all of the deferred tax assets will be realized against deferred tax liabilities and projected future taxable income. There were no unrecognized tax benefits during any of the reported periods.
We file income tax returns in the U.S. federal jurisdiction. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2017.
Note 14 - Other Comprehensive Income (Loss)
The tax effects allocated to each component of other comprehensive income (loss) were as follows:

	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
2020
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$427,331	$89,741	$337,590
Change in net unrealized gain on securities transferred to held to maturity	(1,256)	(264)	(992)
Reclassification adjustment for net (gains) losses included in net income	(108,989)	(22,888)	(86,101)
Total securities available for sale and transferred securities	317,086	66,589	250,497
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	(11,518)	(2,419)	(9,099)
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	5,319	1,117	4,202
Total defined-benefit post-retirement benefit plans	(6,199)	(1,302)	(4,897)
Total other comprehensive income (loss)	$310,887	$65,287	$245,600

2019
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$418,556	$87,897	$330,659
Change in net unrealized gain on securities transferred to held to maturity	(1,292)	(271)	(1,021)
Reclassification adjustment for net (gains) losses included in net income	(293)	(62)	(231)
Total securities available for sale and transferred securities	416,971	87,564	329,407
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	(3,644)	(765)	(2,879)
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	5,623	1,181	4,442
Total defined-benefit post-retirement benefit plans	1,979	416	1,563
Total other comprehensive income (loss)	$418,950	$87,980	$330,970

2018
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(182,340)	$(38,292)	$(144,048)
Change in net unrealized gain on securities transferred to held to maturity	(8,818)	(1,853)	(6,965)
Reclassification adjustment for net (gains) losses included in net income	156	33	123
Total securities available for sale and transferred securities	(191,002)	(40,112)	(150,890)
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	(7,225)	(1,517)	(5,708)
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	5,002	1,051	3,951
Total defined-benefit post-retirement benefit plans	(2,223)	(466)	(1,757)
Total other comprehensive income (loss)	$(193,225)	$(40,578)	$(152,647)

Table of Content
Activity in accumulated other comprehensive income, net of tax, was as follows:

	Securities Available For Sale	Defined Benefit Plans	Accumulated Other Comprehensive Income
Balance January 1, 2020	$313,304	$(45,934)	$267,370
Other comprehensive income (loss) before reclassification	336,598	(9,099)	327,499
Reclassification of amounts included in net income	(86,101)	4,202	(81,899)
Net other comprehensive income (loss) during period	250,497	(4,897)	245,600
Balance December 31, 2020	$563,801	$(50,831)	$512,970

Balance January 1, 2019	$(16,103)	$(47,497)	$(63,600)
Other comprehensive income (loss) before reclassification	329,638	(2,879)	326,759
Reclassification of amounts included in net income	(231)	4,442	4,211
Net other comprehensive income (loss) during period	329,407	1,563	330,970
Balance December 31, 2019	$313,304	$(45,934)	$267,370

Balance January 1, 2018	$117,230	$(37,718)	$79,512
Other comprehensive income (loss) before reclassification	(151,013)	(5,708)	(156,721)
Reclassification of amounts included in net income	123	3,951	4,074
Net other comprehensive income (loss) during period	(150,890)	(1,757)	(152,647)
Reclassification of certain income tax effects related to the change in the U.S. statutory federal income tax rate under the Tax Cuts and Jobs Act to retained earnings	17,557	(8,022)	9,535
Balance December 31, 2018	$(16,103)	$(47,497)	$(63,600)
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

Table of Content
The notional amounts and estimated fair values of interest rate derivative contracts outstanding at December 31, 2020 and 2019 are presented in the following table. The fair values of interest rate derivative contracts are estimated utilizing internal valuation models with observable market data inputs, or as determined by the Chicago Mercantile Exchange (“CME”) for centrally cleared derivative contracts. CME rules legally characterize variation margin payments for centrally cleared derivatives as settlements of the derivatives' exposure rather than collateral. As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting and financial reporting purposes. Variation margin, as determined by the CME, is settled daily. As a result, derivative contracts that clear through the CME have an estimated fair value of zero as of December 31, 2020 and 2019.

	December 31, 2020		December 31, 2019
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivatives designated as hedges of fair value:
Financial institution counterparties:
Loan/lease interest rate swaps - assets	$—	$—	$2,545	$6
Loan/lease interest rate swaps - liabilities	3,724	(134)	6,000	(138)
Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan/lease interest rate swaps - assets	—	—	122,788	67
Loan/lease interest rate swaps - liabilities	1,173,173	(33,812)	1,002,860	(19,483)
Loan/lease interest rate caps - assets	356,601	1,241	107,835	266
Customer counterparties:
Loan/lease interest rate swaps - assets	1,173,173	84,424	1,002,860	43,857
Loan/lease interest rate swaps - liabilities	—	—	122,788	(310)
Loan/lease interest rate caps - liabilities	356,601	(1,241)	107,835	(266)
The weighted-average rates paid and received for interest rate swaps outstanding at December 31, 2020 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Fair value hedge loan/lease interest rate swaps	3.27%	0.15%
Non-hedging interest rate swaps - financial institution counterparties	3.97	1.95
Non-hedging interest rate swaps - customer counterparties	1.95	3.97
The weighted-average strike rate for outstanding interest rate caps was 3.36% at December 31, 2020.

Table of Content
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

		December 31, 2020		December 31, 2019
	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Oil - assets	Barrels	3,056	$8,341	1,214	$2,796
Oil - liabilities	Barrels	6,391	(32,112)	2,148	(6,916)
Natural gas - assets	MMBTUs	9,281	1,529	8,295	2,131
Natural gas - liabilities	MMBTUs	15,079	(3,265)	2,689	(70)
Customer counterparties:
Oil - assets	Barrels	6,391	32,670	2,172	7,208
Oil - liabilities	Barrels	3,056	(8,264)	1,190	(2,652)
Natural gas - assets	MMBTUs	17,636	3,451	2,689	83
Natural gas - liabilities	MMBTUs	6,724	(1,458)	8,295	(2,039)
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

		December 31, 2020		December 31, 2019
	Notional Currency	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Forward contracts - liabilities	CAD	—	$—	4,593	$(33)
Customer counterparties:
Forward contracts - assets	CAD	—	—	4,583	45
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
Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	2020	2019	2018
Commercial loan/lease interest rate swaps:
Amount of gain (loss) included in interest income on loans	$(111)	$86	$25
Amount of (gain) loss included in other non-interest expense	9	—	(1)

Table of Content
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

	2020	2019	2018
Non-hedging interest rate derivatives:
Other non-interest income	$3,413	$2,005	$4,112
Other non-interest expense	1	(1)	—
Non-hedging commodity derivatives:
Other non-interest income	1,768	503	795
Non-hedging foreign currency derivatives:
Other non-interest income	28	51	246
Non-hedging other derivatives:
Other non-interest income	5,992	750	—
During 2020, we sold certain non-hedge related, short-term put options on U.S. Treasury securities and realized gains totaling approximately $6.0 million in connection with the sales. The put options expired without being exercised. Gains realized from similar transactions totaled $750 thousand in 2019. These gains are included in the table above as a component of non-hedging other derivatives.
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
Our credit exposure relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with bank customers was approximately $112.6 million at December 31, 2020. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. Our credit exposure, net of collateral pledged, relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with upstream financial institution counterparties was approximately $16.9 million at December 31, 2020. This amount was primarily related to excess collateral we posted to counterparties. Collateral levels for upstream financial institution counterparties are monitored and adjusted as necessary. See Note 16 – Balance Sheet Offsetting and Repurchase Agreements for additional information regarding our credit exposure with upstream financial institution counterparties. At December 31, 2020 we had $74.0 million in cash collateral related to derivative contracts on deposit with other financial institution counterparties.

Table of Content
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
Information about financial instruments that are eligible for offset in the consolidated balance sheet as of December 31, 2020 is presented in the following tables.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
December 31, 2020
Financial assets:
Derivatives:
Loan/lease interest rate swaps and caps	$1,241	$—	$1,241
Commodity swaps and options	9,870	—	9,870
Total derivatives	11,111	—	11,111
Resell agreements	—	—	—
Total	$11,111	$—	$11,111
Financial liabilities:
Derivatives:
Loan/lease interest rate swaps	$33,946	$—	$33,946
Commodity swaps and options	35,377	—	35,377
Foreign currency forward contracts	—	—	—
Total derivatives	69,323	—	69,323
Repurchase agreements	2,068,147	—	2,068,147
Total	$2,137,470	$—	$2,137,470

		Gross Amounts Not Offset
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
December 31, 2020
Financial assets:
Derivatives:
Counterparty A	$2	$(2)	$—	$—
Counterparty B	5,838	(5,838)	—	—
Counterparty C	—	—	—	—
Other counterparties	5,271	(5,271)	—	—
Total derivatives	11,111	(11,111)	—	—
Resell agreements	—	—	—	—
Total	$11,111	$(11,111)	$—	$—
Financial liabilities:
Derivatives:
Counterparty A	$6,430	$(2)	$(6,428)	$—
Counterparty B	20,722	(5,838)	(14,700)	184
Counterparty C	71	—	(71)	—
Other counterparties	42,100	(5,271)	(35,832)	997
Total derivatives	69,323	(11,111)	(57,031)	1,181
Repurchase agreements	2,068,147	—	(2,068,147)	—
Total	$2,137,470	$(11,111)	$(2,125,178)	$1,181

Table of Content
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

Table of Content
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
The remaining contractual maturity of repurchase agreements in the consolidated balance sheets as of December 31, 2020 and December 31, 2019 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
December 31, 2020
Repurchase agreements:
U.S. Treasury	$692,860	$—	$—	$—	$692,860
Residential mortgage-backed securities	1,375,287	—	—	—	1,375,287
Total borrowings	$2,068,147	$—	$—	$—	$2,068,147
Gross amount of recognized liabilities for repurchase agreements					$2,068,147
Amounts related to agreements not included in offsetting disclosures above					$—

December 31, 2019
Repurchase agreements:
U.S. Treasury	$435,904	$—	$—	$—	$435,904
Residential mortgage-backed securities	1,232,238	—	—	—	1,232,238
Total borrowings	$1,668,142	$—	$—	$—	$1,668,142
Gross amount of recognized liabilities for repurchase agreements					$1,668,142
Amounts related to agreements not included in offsetting disclosures above					$—
Note 17 - Fair Value Measurements
The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, we utilize valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:
•Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
•Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.
•Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

Table of Content
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

Table of Content
position. The change in value of derivative assets and derivative liabilities attributable to credit risk was not significant during the reported periods.
The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
2020
Securities available for sale:
U.S. Treasury	$1,119,633	$—	$—	$1,119,633
Residential mortgage-backed securities	—	1,987,679	—	1,987,679
States and political subdivisions	—	7,287,902	—	7,287,902
Other	—	42,351	—	42,351
Trading account securities:
U.S. Treasury	23,996	—	—	23,996
States and political subdivisions	—	460	—	460
Derivative assets:
Interest rate swaps, caps and floors	—	85,665	—	85,665
Commodity swaps and options	—	45,535	456	45,991
Foreign currency forward contracts	—	—	—	—
Derivative liabilities:
Interest rate swaps, caps and floors	—	35,187	—	35,187
Commodity swaps and options	—	45,099	—	45,099
Foreign currency forward contracts	—	—	—	—
2019
Securities available for sale:
U.S. Treasury	$1,948,133	$—	$—	$1,948,133
Residential mortgage-backed securities	—	2,207,594	—	2,207,594
States and political subdivisions	—	7,070,997	—	7,070,997
Other	—	42,867	—	42,867
Trading account securities:
U.S. Treasury	24,298	—	—	24,298
Derivative assets:
Interest rate swaps, caps and floors	—	44,196	—	44,196
Commodity swaps and options	—	12,218	—	12,218
Foreign currency forward contracts	45	—	—	45
Derivative liabilities:
Interest rate swaps, caps and floors	—	20,197	—	20,197
Commodity swaps and options	—	11,677	—	11,677
Foreign currency forward contracts	33	—	—	33
Derivative assets, measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the reported periods consist of commodity swaps sold to loan customers. The significant unobservable (Level 3) inputs used in the fair value measurement of these commodity swaps sold to loan customers primarily relate to the probability of default and loss severity in the event of default. The probability of default is determined by the underlying risk grade of the loan (see Note 3 – Loans) underlying the commodity swap in that the probability of default increases as a loan’s risk grade deteriorates, while the loss severity is estimated through an analysis of the collateral supporting both the underlying loan and commodity swap. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity. As of December 31, 2020, the weighted-average risk grade of loans underlying commodity swaps measured at fair value using significant unobservable (Level 3) inputs was 14.0. The weighted-average loss severity in the event of default on the commodity swaps was 10.0%. A reconciliation of the beginning and ending balances of derivative assets measured at fair value on a recurring basis using significant unobservable (Level 3) inputs is not presented as such amounts were not significant during the reported periods.

Table of Content
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
The following table presents impaired loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for credit losses on loans based upon the fair value of the underlying collateral:

	2020	2019	2018
Level 2
Carrying value of impaired loans before allocations	$1,559	$2,354	$12,517
Specific valuation allowance allocations	(450)	(383)	(2,599)
Fair value	$1,109	$1,971	$9,918
Level 3
Carrying value of impaired loans before allocations	$34,302	$65,176	$22,688
Specific valuation allowance allocations	(11,151)	(18,019)	9,260
Fair value	$23,151	$47,157	$31,948
Non-Financial Assets and Non-Financial Liabilities: We do not have any non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. Non-financial assets measured at fair value on a non-recurring basis during the reported periods include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for credit losses on loans and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in other non-interest expense. The fair value of a foreclosed asset is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs.
The following table presents foreclosed assets that were remeasured and reported at fair value:

	2020	2019	2018
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$—	$1,348	$2,899
Charge-offs recognized in the allowance for credit losses on loans	—	(76)	—
Fair value	$—	$1,272	$2,899
Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$328	$—	$1,823
Write-downs included in other non-interest expense	(231)	—	(473)
Fair value	$97	$—	$1,350
Charge-offs recognized upon loan foreclosures are generally offset by general or specific allocations of the allowance for credit losses on loans and generally do not, and did not during the reported periods, significantly impact our credit loss expense. Regulatory guidelines require us to reevaluate the fair value of other real estate owned on at least an annual basis. While our policy is to comply with the regulatory guidelines, our general practice is to reevaluate the fair value of collateral supporting impaired collateral dependent loans on a quarterly basis. Thus, appraisals are generally not considered to be outdated, and we typically do not make any adjustments to the appraised values.

Table of Content
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
The estimated fair values of financial instruments that are reported at amortized cost in our consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	December 31, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$10,288,853	$10,288,853	$3,788,181	$3,788,181
Securities held to maturity	1,945,673	2,052,896	2,030,005	2,048,675
Cash surrender value of life insurance policies	189,984	189,984	187,156	187,156
Accrued interest receivable	181,432	181,432	183,850	183,850
Level 3 inputs:
Loans, net	17,218,132	17,390,683	14,618,165	14,654,615
Financial liabilities:
Level 2 inputs:
Deposits	35,015,761	35,018,185	27,639,564	27,641,255
Federal funds purchased and repurchase agreements	2,116,997	2,116,997	1,695,342	1,695,342
Junior subordinated deferrable interest debentures	136,357	137,115	136,299	137,115
Subordinated notes payable and other borrowings	99,021	115,717	98,865	89,077
Accrued interest payable	8,127	8,127	12,393	12,393
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

Table of Content
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
Financial results by operating segment are detailed below. Certain prior period amounts have been reclassified to conform to the current presentation. Frost Wealth Advisors excludes off-balance-sheet managed and custody assets with a total fair value of $38.6 billion, $37.8 billion and $33.3 billion at December 31, 2020, 2019 and 2018.

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
2020
Net interest income (expense)	$981,441	$2,776	$(8,216)	$976,001
Credit loss expense	241,230	—	—	241,230
Non-interest income	321,136	145,268	(950)	465,454
Non-interest expense	718,519	123,630	6,755	848,904
Income (loss) before income taxes	342,828	24,414	(15,921)	351,321
Income tax expense (benefit)	20,347	5,127	(5,304)	20,170
Net income (loss)	322,481	19,287	(10,617)	331,151
Preferred stock dividends	—	—	2,016	2,016
Redemption of preferred stock	—	—	5,514	5,514
Net income (loss) available to common shareholders	$322,481	$19,287	$(18,147)	$323,621
Revenues from (expenses to) external customers	$1,302,577	$148,044	$(9,166)	$1,441,455
Average assets (in millions)	$37,892	$59	$10	$37,961

Table of Content

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
2019
Net interest income (expense)	$1,010,368	$4,001	$(10,364)	$1,004,005
Credit loss expense	33,758	1	—	33,759
Non-interest income	218,447	145,905	(450)	363,902
Non-interest expense	703,121	124,622	6,936	834,679
Income (loss) before income taxes	491,936	25,283	(17,750)	499,469
Income tax expense (benefit)	55,520	5,308	(4,958)	55,870
Net income (loss)	436,416	19,975	(12,792)	443,599
Preferred stock dividends	—	—	8,063	8,063
Net income (loss) available to common shareholders	$436,416	$19,975	$(20,855)	$435,536
Revenues from (expenses to) external customers	$1,228,815	$149,906	$(10,814)	$1,367,907
Average assets (in millions)	$32,019	$56	$11	$32,086
2018
Net interest income (expense)	$963,757	$4,083	$(9,948)	$957,892
Credit loss expense	21,685	—	—	21,685
Non-interest income	213,763	138,045	(522)	351,286
Non-interest expense	657,376	114,166	7,270	778,812
Income (loss) before income taxes	498,459	27,962	(17,740)	508,681
Income tax expense (benefit)	52,928	5,872	(5,037)	53,763
Net income (loss)	445,531	22,090	(12,703)	454,918
Preferred stock dividends	—	—	8,063	8,063
Net income (loss) available to common shareholders	$445,531	$22,090	$(20,766)	$446,855
Revenues from (expenses to) external customers	$1,177,520	$142,128	$(10,470)	$1,309,178
Average assets (in millions)	$30,964	$54	$12	$31,030
Note 19 - Condensed Financial Statements of Parent Company
Condensed financial statements pertaining only to Cullen/Frost Bankers, Inc. are presented below. Investments in subsidiaries are stated using the equity method of accounting.
Condensed Balance Sheets

	December 31,
	2020	2019
Assets:
Cash	$381,240	$9,116
Resell agreements	—	258,000
Total cash and cash equivalents	381,240	267,116
Investment in subsidiaries	4,155,619	3,896,962
Accrued interest receivable and other assets	2,164	2,545
Total assets	$4,539,023	$4,166,623
Liabilities:
Junior subordinated deferrable interest debentures, net of unamortized issuance costs	$136,357	$136,299
Subordinated notes, net of unamortized issuance costs	99,021	98,865
Accrued interest payable and other liabilities	10,629	19,791
Total liabilities	246,007	254,955
Shareholders’ Equity	4,293,016	3,911,668
Total liabilities and shareholders’ equity	$4,539,023	$4,166,623

Table of Content
Condensed Statements of Income

	Year Ended December 31,
	2020	2019	2018
Income:
Dividend income paid by Frost Bank	$298,884	$234,531	$223,371
Dividend income paid by non-banks	736	1,822	953
Interest and other income	446	2,868	1,828
Total income	300,066	239,221	226,152
Expenses:
Interest expense	8,216	10,363	9,948
Salaries and employee benefits	1,581	1,551	1,973
Other	6,833	7,033	7,016
Total expenses	16,630	18,947	18,937
Income before income taxes and equity in undistributed earnings of subsidiaries	283,436	220,274	207,215
Income tax benefit	5,406	5,135	5,218
Equity in undistributed earnings of subsidiaries	42,309	218,190	242,485
Net income	331,151	443,599	454,918
Preferred stock dividends	2,016	8,063	8,063
Redemption of preferred stock	5,514	—	—
Net income available to common shareholders	$323,621	$435,536	$446,855
Condensed Statements of Cash Flows

	Year Ended December 31,
	2020	2019	2018
Operating Activities:
Net income	$331,151	$443,599	$454,918
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(42,309)	(218,190)	(242,485)
Stock-based compensation	770	780	721
Net tax benefit from stock-based compensation	370	240	304
Net change in other assets and other liabilities	(8,937)	22,216	(12,709)
Net cash from operating activities	281,045	248,645	200,749

Investing Activities:
Net cash from investing activities	—	—	—

Financing Activities:
Redemption of Series A preferred stock	(150,000)	—	—
Proceeds from issuance of Series B preferred stock	145,452	—	—
Proceeds from stock option exercises	12,557	20,770	31,647
Proceeds from stock-based compensation activities of subsidiaries	13,148	15,166	13,222
Purchase of treasury stock	(15,785)	(68,793)	(101,010)
Treasury stock issued to 401(k) stock purchase plan	10,307	—	—
Cash dividends paid on preferred stock	(2,016)	(8,063)	(8,063)
Cash dividends paid on common stock	(180,584)	(177,006)	(165,449)
Net cash from financing activities	(166,921)	(217,926)	(229,653)
Net change in cash and cash equivalents	114,124	30,719	(28,904)
Cash and cash equivalents at beginning of year	267,116	236,397	265,301
Cash and cash equivalents at end of year	$381,240	$267,116	$236,397

Table of Content
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
ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. We adopted ASU 2016-13, as subsequently updated for certain clarifications, targeted relief and codification improvements, as of January 1, 2020 and recognized a cumulative effect adjustment reducing retained earnings by $29.3 million. See Note 1 - Summary of Significant Accounting Policies for additional information.
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

Table of Content
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
ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates Step 2 from the goodwill impairment test which required entities to compute the implied fair value of goodwill. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 became effective for us on January 1, 2020 and did not have a significant impact on our financial statements.
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

Table of Content
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
ASU 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820. The amendments in this update remove disclosures that no longer are considered cost beneficial, modify/clarify the specific requirements of certain disclosures, and add disclosure requirements identified as relevant. ASU 2018-13 became effective for us on January 1, 2020 and did not have a significant impact on our financial statements.
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
ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” ASU 2018-15 clarifies certain aspects of ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which was issued in April 2015. Specifically, ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 does not affect the accounting for the service element of a hosting arrangement that is a service contract. ASU 2018-15 became effective for us on January 1, 2020 and did not have a significant impact on our financial statements.
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

Table of Content
ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions for accounting related to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 applies only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform and do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. ASU 2020-04 was effective upon issuance and generally can be applied through December 31, 2022. The adoption of ASU 2020-04 did not significantly impact our financial statements.
ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs.” ASU 2020-08 clarifies the accounting for the amortization of purchase premiums for callable debt securities with multiple call dates. ASU 2020-8 will be effective for us on January 1, 2021 and is not expected to have a significant impact on our financial statements.
ASU 2020-09, “Debt (Topic 470): Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762.” ASU 2020-9 amends the ASC to reflect the issuance of an SEC rule related to financial disclosure requirements for subsidiary issuers and guarantors of registered debt securities and affiliates whose securities are pledged as collateral for registered securities. ASU 2020-09 will be effective for us on January 4, 2021, concurrent with the effective date of the SEC release, and is not expected to have a significant impact on our financial statements.
ASU 2021-01, “Reference Rate Reform (Topic 848): Scope.” ASU 2021-01 clarifies that certain optional expedients and exceptions in ASC 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 also amends the expedients and exceptions in ASC 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. ASU 2021-01 was effective upon issuance and generally can be applied through December 31, 2022. The adoption of ASU 2021-01 did not significantly impact our financial statements.

Table of Content
Cullen/Frost Bankers, Inc.
Consolidated Average Balance Sheets
(Dollars in thousands - tax-equivalent basis)
The following unaudited schedule is presented for additional information and analysis.

	Year Ended December 31,
		2020			2019
	Average Balance	Interest Income/ Expense	Yield /Cost	Average Balance	Interest Income/ Expense	Yield /Cost
Assets:
Interest-bearing deposits	$5,302,616	$12,893	0.24%	$1,616,896	$35,590	2.20%
Federal funds sold and resell agreements	99,740	895	0.90	245,613	5,524	2.25
Securities:
Taxable	4,234,318	93,569	2.27	5,048,552	117,082	2.33
Tax-exempt	8,447,036	323,928	4.08	8,248,812	325,058	4.06
Total securities	12,681,354	417,497	3.46	13,297,364	442,140	3.40
Loans, net of unearned discount	17,164,453	684,686	3.99	14,440,549	747,112	5.17
Total earning assets and average rate earned	35,248,163	1,115,971	3.22	29,600,422	1,230,366	4.20
Cash and due from banks	527,875			503,929
Allowance for credit losses	(232,596)			(135,928)
Premises and equipment, net	1,043,789			876,442
Accrued interest receivable and other assets	1,373,969			1,240,986
Total assets	$37,961,200			$32,085,851
Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$12,782,723			$9,829,635
Correspondent banks	243,856			213,442
Public funds	537,117			315,339
Total non-interest-bearing demand deposits	13,563,696			10,358,416
Interest-bearing deposits:
Private accounts:
Savings and interest checking	7,782,352	1,337	0.02	6,777,473	4,650	0.07
Money market deposit accounts	8,387,903	15,196	0.18	7,738,654	71,584	0.93
Time accounts	1,120,060	13,955	1.25	989,907	16,298	1.65
Public funds	584,261	1,530	0.26	548,827	7,210	1.31
Total interest-bearing deposits	17,874,576	32,018	0.18	16,054,861	99,742	0.62
Total deposits	31,438,272			26,413,277
Federal funds purchased and repurchase agreements	1,469,968	4,482	0.30	1,283,381	19,675	1.53
Junior subordinated deferrable interest debentures	136,330	3,560	2.61	136,272	5,706	4.19
Subordinated notes payable and other notes	98,948	4,656	4.71	98,792	4,657	4.71
Federal Home Loan Bank advances	109,290	318	0.29	—	—	—
Total interest-bearing liabilities and average rate paid	19,689,112	45,034	0.23	17,573,306	129,780	0.74
Accrued interest payable and other liabilities	669,755			452,090
Total liabilities	33,922,563			28,383,812
Shareholders’ equity	4,038,637			3,702,039
Total liabilities and shareholders’ equity	$37,961,200			$32,085,851
Net interest income		$1,070,937			$1,100,586
Net interest spread			2.99%			3.46%
Net interest income to total average earning assets			3.09%			3.75%
For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 21% tax rate in 2020, 2019 and 2018 and a 35% tax rate for prior years, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale, while yields are based on average amortized cost.

Table of Content

Year Ended December 31,
2018			2017			2016			2015
Average Balance	Interest Income/ Expense	Yield /Cost	Average Balance	Interest Income/ Expense	Yield /Cost	Average Balance	Interest Income/ Expense	Yield /Cost	Average Balance	Interest Income/ Expense	Yield /Cost

$2,951,128	$56,968	1.93%	$3,579,737	$41,608	1.16%	$3,062,189	$16,103	0.53%	$3,047,515	$8,123	0.27%
265,085	5,500	2.07	73,140	936	1.28	42,361	272	0.64	24,695	107	0.43

4,222,688	86,370	2.03	4,892,827	92,979	1.92	5,251,192	103,025	2.01	5,438,973	112,601	2.11
7,842,737	322,855	4.11	7,353,279	391,730	5.37	6,806,448	369,335	5.57	6,175,925	340,417	5.59
12,065,425	409,225	3.38	12,246,106	484,709	3.99	12,057,640	472,360	4.02	11,614,898	453,018	3.97
13,617,940	674,177	4.95	12,460,148	542,703	4.36	11,554,823	463,299	4.01	11,267,402	439,651	3.90
28,899,578	1,145,870	3.96	28,359,131	1,069,956	3.79	26,717,013	952,034	3.60	25,954,510	900,899	3.50
496,418			505,611			513,441			531,534
(149,315)			(153,505)			(151,901)			(107,799)
536,056			522,625			562,875			513,624
1,247,113			1,216,345			1,190,665			1,168,757
$31,029,850			$30,450,207			$28,832,093			$28,060,626

$10,164,396			$10,155,502			$9,215,962			$9,334,604
205,727			245,759			310,445			353,766
386,685			418,165			507,912			491,440
10,756,808			10,819,426			10,034,319			10,179,810

6,667,695	5,369	0.08	6,376,855	1,303	0.02	5,745,385	1,054	0.02	4,831,927	996	0.02
7,645,624	59,175	0.77	7,502,494	12,721	0.17	7,466,252	4,673	0.06	7,715,890	6,418	0.08
800,096	6,441	0.81	775,940	1,764	0.23	811,102	1,331	0.16	874,368	1,473	0.17
418,843	4,352	1.04	430,203	1,400	0.33	454,786	190	0.04	438,763	137	0.03
15,532,258	75,337	0.49	15,085,492	17,188	0.11	14,477,525	7,248	0.05	13,860,948	9,024	0.07
26,289,066			25,904,918			24,511,844			24,040,758
1,054,915	8,021	0.76	978,571	1,522	0.16	770,942	204	0.03	648,851	167	0.03
136,215	5,291	3.88	136,157	3,955	2.90	136,100	3,281	2.41	136,042	2,725	2.00
98,635	4,657	4.72	90,037	3,860	4.29	99,933	1,343	1.34	99,814	948	0.95
—	—	—	—	—	—	—	—	—	—	—	—
16,822,023	93,306	0.55	16,290,257	26,525	0.16	15,484,500	12,076	0.08	14,745,655	12,864	0.09
166,643			167,260			254,378			239,969
27,745,474			27,276,943			25,773,197			25,165,434
3,284,376			3,173,264			3,058,896			2,895,192
$31,029,850			$30,450,207			$28,832,093			$28,060,626
	$1,052,564			$1,043,431			$939,958			$888,035
		3.41%			3.63%			3.52%			3.41%
		3.64%			3.69%			3.56%			3.45%

Table of Content
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
As of December 31, 2020, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (“2013 framework”). Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2020, based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2020. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2020, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”
Attestation Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Cullen/Frost Bankers, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Cullen/Frost Bankers, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cullen/Frost Bankers, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 5, 2021 expressed an unqualified opinion thereon.

Table of Content
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
February 5, 2021
ITEM 9B. OTHER INFORMATION
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information regarding executive officers is included under the section captioned “Executive Officers of the Registrant” in Part I, Item 1, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Certain information regarding securities authorized for issuance under our equity compensation plans is included under the section captioned “Stock-Based Compensation Plans” in Part II, Item 5, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Annual Report on Form 10-K:
1.Consolidated Financial Statements. Reference is made to Part II, Item 8, of this Annual Report on Form 10-K.
2.Consolidated Financial Statement Schedules. These schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
3.Exhibits. The exhibits to this Annual Report on Form 10-K listed below have been included only with the copy of this report filed with the Securities and Exchange Commission.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

3.1	Restated Articles of Incorporation of Cullen/Frost Bankers, Inc.		10-Q	001-13221	3.1	7/26/2006
3.2	Amended and Restated Bylaws of Cullen/Frost Bankers, Inc.		8-K	001-13221	3.1	7/31/2020
3.3	Certificate of Designations of 4.450% Non-Cumulative Perpetual Perpetual Preferred Stock, Series B		8-A	001-13221	3.3	11/19/2020
4.1	Description of Registrant's Securities	X
4.2P(1)	Instruments Defining the Rights of Holders of Long-Term Debt
10.1(2)	Cullen/Frost Bankers, Inc. Restoration Plan		10-K	001-3221	10.1	2/6/2019
10.2(2)	Amendment No. 1 to the Cullen/Frost Bankers, Inc. Restoration Plan		10-K	001-3221	10.2	2/6/2019
10.3(2)	Thrift Incentive Stock Purchase Plan for Certain Employees of Cullen/Frost Bankers, Inc.		10-K	001-3221	10.3	2/6/2019
10.4(2)	Cullen/Frost Restoration Profit Sharing Plan		10-K	001-3221	10.7	2/6/2019
10.5(2)	Amendment No. 1 to the Cullen/Frost Restoration Profit Sharing Plan		10-K	001-3221	10.8	2/6/2019
10.6(2)	2005 Omnibus Incentive Plan		DEF 14A	001-13221	Annex A	3/20/2013
10.7(2)	2007 Outside Director Incentive Plan		S-8	333-143397	4.4	5/31/2007
10.8(2)	2015 Omnibus Incentive Plan		DEF 14A	001-13221	Annex A	3/23/2015
10.9(2)	Amendment to the 2015 Omnibus Incentive Plan		10-K	001-13221	10.12	2/3/2017
10.10(2)	Deferred Stock Unit Award Agreement with 11 Directors		10-Q	001-13221	10.1	7/30/2020
10.11(2)	Change-In-Control Agreements with 2 Executive Officers		10-K	001-13221	10.4	2/6/2019
10.12(2)	Change-In-Control Agreements with 5 Executive Officers		10-K	001-13221	10.12	2/4/2020
10.13(2)	Amendment to Change-In-Control Agreements with 7 Executive Officers		10-K	001-13221	10.13	2/4/2020
21.1	Subsidiaries of Cullen/Frost Bankers, Inc.	X
23.1	Consent of Independent Registered Public Accounting Firm	X
24.1	Power of Attorney	X
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer	X
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer	X
32.1(3)	Section 1350 Certification of the Chief Executive Officer	X
32.2(3)	Section 1350 Certification of the Chief Financial Officer	X
101.INS(4)	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	InlineXBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104(5)	Cover Page Interactive Data File
_________________________
(1)We agree to furnish to the SEC, upon request, copies of any such instruments.
(2)Management contract or compensatory plan or arrangement.
(3)This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
(4)The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
(5)Formatted as Inline XBRL and contained within the Inline XBRL Instance Document in Exhibit 101.
(b)Exhibits - See exhibit index included in Item 15(a)3 of this Annual Report on Form 10-K.
(c)Financial Statement Schedules - See Item 15(a)2 of this Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 5, 2021	CULLEN/FROST BANKERS, INC.
(Registrant)

		By:	/s/ JERRY SALINAS
Jerry Salinas Group Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PHILLIP D. GREEN*	Chairman of the Board, Director and Chief Executive Officer (Principal Executive Officer)	February 5, 2021
Phillip D. Green

/s/ JERRY SALINAS	Group Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 5, 2021
Jerry Salinas

/s/ CARLOS ALVAREZ*	Director	February 5, 2021
Carlos Alvarez

/s/ CHRIS AVERY*	Director	February 5, 2021
Chris Avery

/s/ ANTHONY R. CHASE*	Director	February 5, 2021
Anthony R. Chase

/s/ CYNTHIA COMPARIN*	Director	February 5, 2021
Cynthia Comparin

/s/ SAM DAWSON*	Director	February 5, 2021
Sam Dawson

/s/ CRAWFORD H. EDWARDS*	Director	February 5, 2021
Crawford H. Edwards

/s/ PATRICK B. FROST*	Director and President of Frost Bank	February 5, 2021
Patrick B. Frost

/s/ DAVID J. HAEMISEGGER*	Director	February 5, 2021
David J. Haemisegger

/s/ KAREN E. JENNINGS*	Director	February 5, 2021
Karen E. Jennings

/s/ CHARLES W. MATTHEWS*	Director	February 5, 2021
Charles W. Matthews

/s/ IDA CLEMENT STEEN*	Director	February 5, 2021
Ida Clement Steen

/s/ GRAHAM WESTON*	Director	February 5, 2021
Graham Weston

*By: /s/ JERRY SALINAS	Group Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 5, 2021
Jerry Salinas As attorney-in-fact for the persons indicated