Form 10-Q
period 2021-03-31
CULLEN/FROST BANKERS, INC.
filed 2021-04-29
CIK 39263

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2021
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 22, 2021 there were 63,545,296 shares of the registrant’s Common Stock, $.01 par value, outstanding.

Cullen/Frost Bankers, Inc.
Quarterly Report on Form 10-Q
March 31, 2021

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Cullen/Frost Bankers, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	March 31, 2021	December 31, 2020
Assets:
Cash and due from banks	$536,604	$529,454
Interest-bearing deposits	11,257,662	9,758,624
Federal funds sold	100	775
Resell agreements	7,903	—
Total cash and cash equivalents	11,802,269	10,288,853
Securities held to maturity, net of allowance for credit losses of $158 at March 31, 2021 and $160 at December 31, 2020	1,820,567	1,945,673
Securities available for sale, at estimated fair value	10,377,444	10,437,565
Trading account securities	26,609	24,456
Loans, net of unearned discounts	17,889,651	17,481,309
Less: Allowance for credit losses on loans	(261,258)	(263,177)
Net loans	17,628,393	17,218,132
Premises and equipment, net	1,040,572	1,045,578
Goodwill	654,952	654,952
Other intangible assets, net	1,361	1,563
Cash surrender value of life insurance policies	189,756	189,984
Accrued interest receivable and other assets	504,864	584,561
Total assets	$44,046,787	$42,391,317

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$16,103,649	$15,117,051
Interest-bearing deposits	20,821,531	19,898,710
Total deposits	36,925,180	35,015,761
Federal funds purchased	38,975	48,850
Repurchase agreements	1,884,449	2,068,147
Junior subordinated deferrable interest debentures, net of unamortized issuance costs	136,371	136,357
Subordinated notes, net of unamortized issuance costs	99,061	99,021
Accrued interest payable and other liabilities	694,833	730,165
Total liabilities	39,778,869	38,098,301

Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; 150,000 Series B shares ($1,000 liquidation preference) issued at March 31, 2021 and December 31, 2020	145,452	145,452
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 64,236,306 shares issued at March 31, 2021 and December 31, 2020	642	642
Additional paid-in capital	999,694	997,168
Retained earnings	2,797,064	2,750,723
Accumulated other comprehensive income (loss), net of tax	387,748	512,970
Treasury stock, at cost; 704,312 shares at March 31, 2021 and 1,225,066 shares at December 31, 2020	(62,682)	(113,939)
Total shareholders’ equity	4,267,918	4,293,016
Total liabilities and shareholders’ equity	$44,046,787	$42,391,317
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Interest income:
Loans, including fees	$167,483	$172,137
Securities:
Taxable	20,028	26,030
Tax-exempt	56,663	58,886
Interest-bearing deposits	2,433	8,125
Federal funds sold	3	683
Resell agreements	1	119
Total interest income	246,611	265,980
Interest expense:
Deposits	3,517	16,053
Federal funds purchased	8	79
Repurchase agreements	395	2,958
Junior subordinated deferrable interest debentures	646	1,205
Subordinated notes	1,164	1,164
Total interest expense	5,730	21,459
Net interest income	240,881	244,521
Credit loss expense	63	175,197
Net interest income after credit loss expense	240,818	69,324
Non-interest income:
Trust and investment management fees	35,314	34,473
Service charges on deposit accounts	19,993	22,651
Insurance commissions and fees	17,313	16,485
Interchange and card transaction fees	4,093	3,255
Other charges, commissions and fees	8,304	9,365
Net gain (loss) on securities transactions	—	108,989
Other	8,219	17,697
Total non-interest income	93,236	212,915
Non-interest expense:
Salaries and wages	93,458	98,812
Employee benefits	22,536	24,889
Net occupancy	26,051	25,384
Technology, furniture and equipment	28,016	25,240
Deposit insurance	2,928	2,624
Intangible amortization	202	257
Other	36,951	46,957
Total non-interest expense	210,142	224,163
Income before income taxes	123,912	58,076
Income taxes	7,897	3,323
Net income	116,015	54,753
Preferred stock dividends	2,151	2,016
Redemption of preferred stock	—	5,514
Net income available to common shareholders	$113,864	$47,223

Earnings per common share:
Basic	$1.78	$0.75
Diluted	1.77	0.75
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$116,015	$54,753
Other comprehensive income (loss), before tax:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	(159,779)	230,118
Change in net unrealized gain on securities transferred to held to maturity	(259)	(377)
Reclassification adjustment for net (gains) losses included in net income	—	(108,989)
Total securities available for sale and transferred securities	(160,038)	120,752
Defined-benefit post-retirement benefit plans:
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	1,529	1,330
Total defined-benefit post-retirement benefit plans	1,529	1,330
Other comprehensive income (loss), before tax	(158,509)	122,082
Deferred tax expense (benefit)	(33,287)	25,637
Other comprehensive income (loss), net of tax	(125,222)	96,445
Comprehensive income (loss)	$(9,207)	$151,198
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Three months ended:
March 31, 2021
Balance at beginning of period	$145,452	$642	$997,168	$2,750,723	$512,970	$(113,939)	$4,293,016
Net income	—	—	—	116,015	—	—	116,015
Other comprehensive income (loss), net of tax	—	—	—	—	(125,222)	—	(125,222)
Stock option exercises/stock unit conversions (513,824 shares)	—	—	—	(21,342)	—	50,739	29,397
Stock-based compensation expense recognized in earnings	—	—	2,526	—	—	—	2,526
Purchase of treasury stock (11,625 shares)	—	—	—	—	—	(1,288)	(1,288)
Treasury stock issued to the 401(k) stock purchase plan (18,555 shares)	—	—	—	(57)	—	1,806	1,749
Cash dividends – Series B preferred stock (approximately $14.34 per share which is equivalent to approximately $0.36 per depository share)	—	—	—	(2,151)	—	—	(2,151)
Cash dividends – common stock ($0.72 per share)	—	—	—	(46,124)	—	—	(46,124)
Balance at end of period	$145,452	$642	$999,694	$2,797,064	$387,748	$(62,682)	$4,267,918

March 31, 2020
Balance at beginning of period	$144,486	$642	$983,250	$2,667,534	$267,370	$(151,614)	$3,911,668
Cumulative effect of accounting change	—	—	—	(29,252)	—	—	(29,252)
Total shareholders' equity at beginning of period, as adjusted	144,486	642	983,250	2,638,282	267,370	(151,614)	3,882,416
Net income	—	—	—	54,753	—	—	54,753
Other comprehensive income (loss), net of tax	—	—	—	—	96,445	—	96,445
Stock option exercises/stock unit conversions (66,215 shares)	—	—	—	(4,983)	—	6,446	1,463
Stock-based compensation expense recognized in earnings	—	—	2,512	—	—	—	2,512
Redemption of series A preferred stock (6,000,000 shares)	(144,486)	—	—	(5,514)	—	—	(150,000)
Purchase of treasury stock (181,825 shares)	—	—	—	—	—	(13,973)	(13,973)
Cash dividends – series A preferred stock (approximately $0.34 per share)	—	—	—	(2,016)	—	—	(2,016)
Cash dividends – common stock ($0.71 per share)	—	—	—	(44,934)	—	—	(44,934)
Balance at end of period	$—	$642	$985,762	$2,635,588	$363,815	$(159,141)	$3,826,666
See accompanying Notes to Consolidated Financial Statements

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Operating Activities:
Net income	$116,015	$54,753
Adjustments to reconcile net income to net cash from operating activities:
Credit loss expense	63	175,197
Deferred tax expense (benefit)	4,172	(26,089)
Accretion of loan discounts	(3,425)	(4,060)
Securities premium amortization (discount accretion), net	30,598	31,760
Net (gain) loss on securities transactions	—	(108,989)
Depreciation and amortization	16,941	15,518
Net (gain) loss on sale/write-down of assets/foreclosed assets	(134)	397
Stock-based compensation	2,526	2,512
Net tax benefit from stock-based compensation	3,136	336
Earnings on life insurance policies	(740)	(922)
Net change in:
Trading account securities	(2,153)	(12,819)
Lease right-of-use assets	5,889	5,620
Accrued interest receivable and other assets	73,164	(81,100)
Accrued interest payable and other liabilities	(26,287)	196,814
Net cash from operating activities	219,765	248,928
Investing Activities:
Securities held to maturity:
Purchases	—	(1,500)
Maturities, calls and principal repayments	120,029	41,526
Securities available for sale:
Purchases	(455,091)	(687,759)
Sales	—	1,111,102
Maturities, calls and principal repayments	351,612	581,882
Proceeds from sale of loans	—	—
Net change in loans	(406,836)	(622,514)
Benefits received on life insurance policies	968	—
Proceeds from sales of premises and equipment	3	1
Purchases of premises and equipment	(12,814)	(31,749)
Proceeds from sales of repossessed properties	100	8
Net cash from investing activities	(402,029)	390,997
Financing Activities:
Net change in deposits	1,909,419	501,303
Net change in short-term borrowings	(193,573)	(524,364)
Redemption of Series A preferred stock	—	(150,000)
Proceeds from stock option exercises	29,397	1,463
Purchase of treasury stock	(1,288)	(13,973)
Cash dividends paid on preferred stock	(2,151)	(2,016)
Cash dividends paid on common stock	(46,124)	(44,934)
Net cash from financing activities	1,695,680	(232,521)
Net change in cash and cash equivalents	1,513,416	407,404
Cash and cash equivalents at beginning of period	10,288,853	3,788,181
Cash and cash equivalents at end of period	$11,802,269	$4,195,585

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
The consolidated financial statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of our financial position and results of operations. All such adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2020, included in our Annual Report on Form 10-K filed with the SEC on February 5, 2021 (the “2020 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.
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
Cash Flow Reporting. Additional cash flow information was as follows:

	Three Months Ended March 31,
	2021	2020
Cash paid for interest	$9,719	$23,168
Cash paid for income taxes	—	—
Significant non-cash transactions:
Unsettled securities transactions	21,957	11,196
Right-of-use lease assets obtained in exchange for lessee operating lease liabilities	1,326	9,892
Treasury stock issued to 401(k) stock purchase plan	1,749	—
Accounting Changes, Reclassifications and Restatements. Certain items in prior financial statements have been reclassified to conform to the current presentation.
On January 1, 2020, we adopted Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” as subsequently updated for certain clarifications, targeted relief and codification improvements, using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures. Upon adoption, we recognized an after-tax cumulative effect reduction to retained earnings totaling $29.3 million, as detailed in our 2020 Form 10-K.

Note 2 - Securities
Securities - Held to Maturity. A summary of the amortized cost, fair value and allowance for credit losses related to securities held to maturity as of March 31, 2021 and December 31, 2020 is presented below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses	Net Carrying Amount
March 31, 2021
Residential mortgage-backed securities	$528,472	$13,458	$—	$541,930	$—	$528,472
States and political subdivisions	1,290,753	50,119	—	1,340,872	(158)	1,290,595
Other	1,500	—	—	1,500	—	1,500
Total	$1,820,725	$63,577	$—	$1,884,302	$(158)	$1,820,567
December 31, 2020
Residential mortgage-backed securities	$528,784	$41,742	$—	$570,526	$—	$528,784
States and political subdivisions	1,415,549	65,321	—	1,480,870	(160)	1,415,389
Other	1,500	—	—	1,500	—	1,500
Total	$1,945,833	$107,063	$—	$2,052,896	$(160)	$1,945,673
All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. The carrying value of held-to-maturity securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $541.1 million and $659.2 million at March 31, 2021 and December 31, 2020, respectively. Accrued interest receivable on held-to-maturity securities totaled $11.2 million and $21.7 million at March 31, 2021 and December 31, 2020, respectively and is included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
From time to time, we have reclassified certain securities from available for sale to held to maturity. The net unamortized, unrealized gain remaining on transferred securities included in accumulated other comprehensive income in the accompanying balance sheet totaled $3.2 million ($2.6 million, net of tax) at March 31, 2021 and $3.5 million ($2.8 million, net of tax) at December 31, 2020. This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities.
The following table summarizes Moody's and/or Standard & Poor's bond ratings for our portfolio of held-to-maturity securities issued by States and political subdivisions and other securities as of March 31, 2021 and December 31, 2020:

	States and Political Subdivisions
	Not Guaranteed or Pre-Refunded	Guaranteed by the Texas PSF	Pre-Refunded	Total	Other Securities
March 31, 2021
Aaa/AAA	$104,425	$579,584	$437,406	$1,121,415	$—
Aa/AA	119,548	—	—	119,548	—
A	49,790	—	—	49,790	—
Not rated	—	—	—	—	1,500
Total	$273,763	$579,584	$437,406	$1,290,753	$1,500
December 31, 2020
Aaa/AAA	$115,016	$659,999	$470,745	$1,245,760	$—
Aa/AA	107,065	—	—	107,065	—
A	62,724	—	—	62,724	—
Not rated	—	—	—	—	1,500
Total	$284,805	$659,999	$470,745	$1,415,549	$1,500
The following table details activity in the allowance for credit losses on held-to-maturity securities during the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
Beginning balance	$160	$—
Impact of adopting ASC 326	—	215
Credit loss expense (benefit)	(2)	(15)
Ending balance	$158	$200

Securities - Available for Sale. A summary of the amortized cost, fair value and allowance for credit losses related to securities available for sale as of March 31, 2021 and December 31, 2020 is presented below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
March 31, 2021
U.S. Treasury	$1,281,883	$28,350	$8,202	$—	$1,302,031
Residential mortgage-backed securities	1,860,427	51,614	17,236	—	1,894,805
States and political subdivisions	6,642,395	502,019	6,160	—	7,138,254
Other	42,354	—	—	—	42,354
Total	$9,827,059	$581,983	$31,598	$—	$10,377,444
December 31, 2020
U.S. Treasury	$1,084,542	$35,091	$—	$—	$1,119,633
Residential mortgage-backed securities	1,916,581	71,102	4	—	1,987,679
States and political subdivisions	6,683,927	603,975	—	—	7,287,902
Other	42,351	—	—	—	42,351
Total	$9,727,401	$710,168	$4	$—	$10,437,565
All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. At March 31, 2021, all of the securities in our available for sale municipal bond portfolio were issued by the State of Texas or political subdivisions or agencies within the State of Texas, of which approximately 77.5% are either guaranteed by the PSF or have been pre-refunded. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the table above. The carrying value of available-for-sale securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $4.3 billion and $4.4 billion at March 31, 2021 and December 31, 2020, respectively. Accrued interest receivable on available-for-sale securities totaled $65.6 million and $111.0 million at March 31, 2021 and December 31, 2020, respectively, and is included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
The table below summarizes, as of March 31, 2021, securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by type of security and length of time in a continuous unrealized loss position.

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury	$188,812	$8,202	$—	$—	$188,812	$8,202
Residential mortgage-backed securities	634,464	17,236	—	—	634,464	17,236
States and political subdivisions	176,982	6,160	—	—	176,982	6,160
Total	$1,000,258	$31,598	$—	$—	$1,000,258	$31,598
As of March 31, 2021, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

Contractual Maturities. The following table summarizes the maturity distribution schedule of securities held to maturity and securities available for sale as of March 31, 2021. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as available for sale include stock in the Federal Reserve Bank and the Federal Home Loan Bank, which have no maturity date. These securities have been included in the total column only.

	Within 1 Year	1 - 5 Years	5 - 10 Years	After 10 Years	Total
Held To Maturity
Amortized Cost
Residential mortgage-backed securities	$16	$129	$515,865	$12,462	$528,472
States and political subdivisions	129,873	380,885	196,400	583,595	1,290,753
Other	1,500	—	—	—	1,500
Total	$131,389	$381,014	$712,265	$596,057	$1,820,725
Estimated Fair Value
Residential mortgage-backed securities	$16	$130	$529,086	$12,698	$541,930
States and political subdivisions	132,092	393,977	201,137	613,666	1,340,872
Other	1,500	—	—	—	1,500
Total	$133,608	$394,107	$730,223	$626,364	$1,884,302
Available For Sale
Amortized Cost
U. S. Treasury	$799,130	$285,739	$197,014	$—	$1,281,883
Residential mortgage-backed securities	7,147	22,151	22,162	1,808,967	1,860,427
States and political subdivisions	123,869	1,356,053	792,661	4,369,812	6,642,395
Other	—	—	—	—	42,354
Total	$930,146	$1,663,943	$1,011,837	$6,178,779	$9,827,059
Estimated Fair Value
U. S. Treasury	$808,469	$304,750	$188,812	$—	$1,302,031
Residential mortgage-backed securities	7,468	23,421	22,634	1,841,282	1,894,805
States and political subdivisions	125,507	1,467,653	847,659	4,697,435	7,138,254
Other	—	—	—	—	42,354
Total	$941,444	$1,795,824	$1,059,105	$6,538,717	$10,377,444
Sales of Securities. Sales of securities available for sale were as follows:

	Three Months Ended March 31,
	2021	2020
Proceeds from sales	$—	$1,111,102
Gross realized gains	—	108,989
Gross realized losses	—	—
Tax (expense) benefit of securities gains/losses	—	(22,888)
Premiums and Discounts. Premium amortization and discount accretion included in interest income on securities was as follows:

	Three Months Ended March 31,
	2021	2020
Premium amortization	$(31,235)	$(32,345)
Discount accretion	637	585
Net (premium amortization) discount accretion	$(30,598)	$(31,760)
Trading Account Securities. Trading account securities, at estimated fair value, were as follows:

	March 31, 2021	December 31, 2020
U.S. Treasury	$24,038	$23,996
States and political subdivisions	2,571	460
Total	$26,609	$24,456

Net gains and losses on trading account securities were as follows:

	Three Months Ended March 31,
	2021	2020
Net gain on sales transactions	$109	$470
Net mark-to-market gains (losses)	(69)	115
Net gain (loss) on trading account securities	$40	$585
Note 3 - Loans
Loans were as follows:

	March 31, 2021	Percentage of Total	December 31, 2020	Percentage of Total
Commercial and industrial	$4,770,228	26.7%	$4,955,341	28.4%
Energy:
Production	886,627	5.0	976,473	5.6
Service	90,510	0.5	116,825	0.7
Other	125,072	0.7	141,900	0.8
Total energy	1,102,209	6.2	1,235,198	7.1
Paycheck Protection Program	3,129,244	17.5	2,433,849	13.9
Commercial real estate:
Commercial mortgages	5,566,367	31.1	5,478,806	31.3
Construction	1,236,994	6.9	1,223,814	7.0
Land	300,669	1.7	317,847	1.8
Total commercial real estate	7,104,030	39.7	7,020,467	40.1
Consumer real estate:
Home equity loans	318,215	1.8	329,390	1.9
Home equity lines of credit	454,722	2.5	452,854	2.6
Other	549,217	3.0	548,530	3.1
Total consumer real estate	1,322,154	7.3	1,330,774	7.6
Total real estate	8,426,184	47.0	8,351,241	47.7
Consumer and other	461,786	2.6	505,680	2.9
Total loans	$17,889,651	100.0%	$17,481,309	100.0%
Concentrations of Credit. Most of our lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio, as well as other markets. The majority of our loan portfolio consists of commercial and industrial and commercial real estate loans. As of March 31, 2021, there were no concentrations of loans related to any single industry in excess of 10% of total loans. The largest industry concentration was related to the energy industry, which totaled 6.2% of total loans, or 7.5% excluding PPP loans. Unfunded commitments to extend credit and standby letters of credit issued to customers in the energy industry totaled $968.9 million and $70.4 million, respectively, as of March 31, 2021.
Foreign Loans. We have U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at March 31, 2021 or December 31, 2020.
Related Party Loans. In the ordinary course of business, we have granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”). Such loans totaled $365.6 million at March 31, 2021 and $353.1 million at December 31, 2020.
Accrued Interest Receivable. Accrued interest receivable on loans totaled $51.7 million and $48.7 million at March 31, 2021 and December 31, 2020, respectively and is included in accrued interest receivable and other assets in the accompany consolidated balance sheets.
COVID-19 Loan Deferments. Certain borrowers are currently unable to meet their contractual payment obligations because of the adverse effects of COVID-19. To help mitigate these effects, loan customers may apply for a deferral of payments, or portions thereof, for up to 90 days. After 90 days, customers may apply for an additional deferral, and a small proportion of our customers have requested such an additional deferral. In the absence of other intervening factors, such short-term modifications made on a good faith basis are not categorized as troubled debt restructurings, nor are loans granted payment deferrals related to

COVID-19 reported as past due or placed on non-accrual status (provided the loans were not past due or on non-accrual status prior to the deferral). At March 31, 2021, there were 22 loans in COVID-19 related deferment with an aggregate outstanding balance of approximately $11.4 million.
Non-Accrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions.
Non-accrual loans, segregated by class of loans, were as follows:

	March 31, 2021		December 31, 2020
	Total Non-Accrual	Non-Accrual with No Credit Loss Allowance	Total Non-Accrual	Non-Accrual with No Credit Loss Allowance
Commercial and industrial	$18,509	$4,486	$19,849	$4,479
Energy	16,042	8,203	23,168	639
Paycheck Protection Program	—	—	—	—
Commercial real estate:
Buildings, land and other	14,246	13,896	15,737	14,116
Construction	1,653	1,653	1,684	1,684
Consumer real estate	508	508	993	993
Consumer and other	18	—	18	—
Total	$50,976	$28,746	$61,449	$21,911
The following table presents non-accrual loans as of March 31, 2021 by class and year of origination.

	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial	$—	$10,344	$2,463	$921	$1,204	$114	$827	$2,636	$18,509
Energy	—	900	6,314	1,901	—	347	6,466	114	16,042
Paycheck Protection Program	—	—	—	—	—	—	—	—	—
Commercial real estate:
Buildings, land and other	—	1,700	2,995	989	2,114	3,261	3,187	—	14,246
Construction	—	1,653	—	—	—	—	—	—	1,653
Consumer real estate	—	—	—	—	—	464	—	44	508
Consumer and other	—	—	—	—	—	—	18	—	18
Total	$—	$14,597	$11,772	$3,811	$3,318	$4,186	$10,498	$2,794	$50,976
Had non-accrual loans performed in accordance with their original contract terms, we would have recognized additional interest income, net of tax, of approximately $453 thousand for the three months ended March 31, 2021, and approximately $1.0 million for the three months ended March 31, 2020.
An age analysis of past due loans (including both accruing and non-accruing loans), segregated by class of loans, as of March 31, 2021 was as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and industrial	$24,542	$10,216	$34,758	$4,735,470	$4,770,228	$7,547
Energy	11,125	3,918	15,043	1,087,166	1,102,209	1,086
Paycheck Protection Program	—	—	—	3,129,244	3,129,244	—
Commercial real estate:
Buildings, land and other	27,876	15,713	43,589	5,823,447	5,867,036	5,045
Construction	22,726	—	22,726	1,214,268	1,236,994	—
Consumer real estate	5,973	3,254	9,227	1,312,927	1,322,154	2,826
Consumer and other	3,197	447	3,644	458,142	461,786	430
Total	$95,439	$33,548	$128,987	$17,760,664	$17,889,651	$16,934

Troubled Debt Restructurings. Troubled debt restructurings during the three months ended March 31, 2021 and 2020 are set forth in the following table.

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Balance at Restructure	Balance at Period-End	Balance at Restructure	Balance at Period-End
Commercial and industrial	$—	$—	$2,191	$2,198
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
Additional information related to restructured loans as of or for the three months ended March 31, 2021 and 2020 is set forth in the following table.

	March 31, 2021	March 31, 2020
Restructured loans past due in excess of 90 days at period-end:
Number of loans	2	3
Dollar amount of loans	$1,392	$1,733
Restructured loans on non-accrual status at period end	—	2,198
Charge-offs of restructured loans:
Recognized on previously restructured loans	1,433	1,533
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
We utilize a risk grading matrix to assign a risk grade to each of our commercial loans. Loans are graded on a scale of 1 to 14. A description of the general characteristics of the 14 risk grades is set forth in our 2020 Form 10-K. We monitor portfolio credit quality by the weighted-average risk grade of each class of commercial loan. Individual relationship managers, under the oversight of credit administration, review updated financial information for all pass grade loans to reassess the risk grade on at least an annual basis. When a loan has a risk grade of 9, it is still considered a pass grade loan; however, it is considered to be on management’s “watch list,” where a significant risk-modifying action is anticipated in the near term. When a loan has a risk grade of 10 or higher, a special assets officer monitors the loan on an on-going basis.

The following tables present weighted-average risk grades for all commercial loans, by class and year of origination/renewal as of March 31, 2021. Paycheck Protection Program (“PPP”) loans are excluded as such loans are fully guaranteed by the Small Business Administration (“SBA”).

	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total	W/A Risk Grade
Commercial and industrial
Risk grades 1-8	$486,852	$874,754	$512,101	$260,536	$193,920	$198,420	$1,782,914	$58,427	$4,367,924	6.18
Risk grade 9	11,174	40,156	34,652	29,911	16,891	14,197	59,650	10,015	216,646	9.00
Risk grade 10	25,740	11,803	3,264	7,392	2,769	278	56,961	5,856	114,063	10.00
Risk grade 11	9	4,374	10,409	6,075	3,127	1,074	19,143	8,875	53,086	11.00
Risk grade 12	—	7,564	1,919	921	724	114	553	2,277	14,072	12.00
Risk grade 13	—	2,780	544	—	480	—	274	359	4,437	13.00
	$523,775	$941,431	$562,889	$304,835	$217,911	$214,083	$1,919,495	$85,809	$4,770,228	6.48
W/A risk grade	6.33	6.33	6.88	7.17	6.32	6.03	6.37	7.70	6.48
Energy
Risk grades 1-8	$344,718	$45,560	$16,767	$8,861	$7,330	$5,470	$453,529	$17,177	$899,412	6.29
Risk grade 9	61,308	8,400	2,247	1,481	—	—	15,617	5,188	94,241	9.00
Risk grade 10	1,317	369	814	1,258	—	750	7,833	3,753	16,094	10.00
Risk grade 11	11,481	1,647	19,510	1,245	—	627	35,634	6,276	76,420	11.00
Risk grade 12	—	900	4,624	478	—	347	4,108	114	10,571	12.00
Risk grade 13	—	—	1,690	1,423	—	—	2,358	—	5,471	13.00
	$418,824	$56,876	$45,652	$14,746	$7,330	$7,194	$519,079	$32,508	$1,102,209	6.99
W/A risk grade	6.93	6.94	9.70	8.67	7.42	7.83	6.64	8.63	6.99
Commercial real estate:
Buildings, land, other
Risk grades 1-8	$356,814	$1,497,610	$914,168	$666,186	$570,468	$969,182	$56,513	$66,100	$5,097,041	6.93
Risk grade 9	22,563	62,562	82,497	59,815	46,457	57,414	4,885	2,484	338,677	9.00
Risk grade 10	2,638	20,217	27,966	56,444	67,214	79,519	—	11,083	265,081	10.00
Risk grade 11	2,003	22,411	14,074	13,549	39,196	57,418	3,200	140	151,991	11.00
Risk grade 12	—	1,700	2,995	989	2,114	3,011	3,187	—	13,996	12.00
Risk grade 13	—	—	—	—	—	250	—	—	250	13.00
	$384,018	$1,604,500	$1,041,700	$796,983	$725,449	$1,166,794	$67,785	$79,807	$5,867,036	7.31
W/A risk grade	7.21	7.18	7.29	7.48	7.53	7.27	7.68	7.12	7.31
Construction
Risk grades 1-8	$180,644	$277,006	$439,531	$124,821	$60	$2,848	$128,827	$—	$1,153,737	7.01
Risk grade 9	2,955	33,213	—	—	2,813	—	13,793	—	52,774	9.00
Risk grade 10	—	—	—	27,720	—	—	—	—	27,720	10.00
Risk grade 11	—	1,110	—	—	—	—	—	—	1,110	11.00
Risk grade 12	—	1,653	—	—	—	—	—	—	1,653	12.00
Risk grade 13	—	—	—	—	—	—	—	—	—	13.00
	$183,599	$312,982	$439,531	$152,541	$2,873	$2,848	$142,620	$—	$1,236,994	7.17
W/A risk grade	6.84	6.85	7.13	8.24	8.96	6.79	7.23	—	7.17
Total commercial real estate	$567,617	$1,917,482	$1,481,231	$949,524	$728,322	$1,169,642	$210,405	$79,807	$7,104,030	7.28
W/A risk grade	7.09	7.12	7.24	7.61	7.53	7.27	7.37	7.12	7.28
In the table above, certain loans are reported as 2021 originations and have risk grades of 11 or higher. These loans were, for the most part, first originated in various years prior to 2021 but were renewed in the current year.

The following tables present weighted average risk grades for all commercial loans by class as of December 31, 2020. Refer to our 2020 Form 10-K for details of these loans by year of origination/renewal.

	Commercial and Industrial		Energy		Commercial Real Estate - Buildings, Land and Other		Commercial Real Estate - Construction		Total Commercial Real Estate
	W/A Risk Grade	Loans	W/A Risk Grade	Loans	W/A Risk Grade	Loans	W/A Risk Grade	Loans	W/A Risk Grade	Loans
Risk grades 1-8	6.13	$4,506,121	5.99	$968,144	6.97	$5,047,873	6.99	$1,110,025	6.98	$6,157,898
Risk grade 9	9.00	256,198	9.00	133,547	9.00	325,227	9.00	72,287	9.00	397,514
Risk grade 10	10.00	125,977	10.00	46,427	10.00	258,454	10.00	38,962	10.00	297,416
Risk grade 11	11.00	47,196	11.00	63,912	11.00	149,362	11.00	856	11.00	150,218
Risk grade 12	12.00	14,528	12.00	13,741	12.00	15,224	12.00	1,684	12.00	16,908
Risk grade 13	13.00	5,321	13.00	9,427	13.00	513	13.00	—	13.00	513
Total	6.45	$4,955,341	6.85	$1,235,198	7.34	$5,796,653	7.22	$1,223,814	7.32	$7,020,467
Information about the payment status of consumer loans, segregated by portfolio segment and year of origination, as of March 31, 2021 was as follows:

	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Consumer real estate:
Past due 30-89 days	$—	$230	$255	$1,418	$716	$1,464	$994	$896	$5,973
Past due 90 or more days	—	—	470	—	404	1,558	492	330	3,254
Total past due	—	230	725	1,418	1,120	3,022	1,486	1,226	9,227
Current loans	62,908	331,440	144,445	81,559	71,346	169,122	437,555	14,552	1,312,927
Total	$62,908	$331,670	$145,170	$82,977	$72,466	$172,144	$439,041	$15,778	$1,322,154
Consumer and other:
Past due 30-89 days	$4	$1,266	$131	$144	$83	$24	$695	$850	$3,197
Past due 90 or more days	—	110	—	113	—	—	45	179	447
Total past due	4	1,376	131	257	83	24	740	1,029	3,644
Current loans	20,060	31,370	18,966	4,669	2,408	1,914	349,628	29,127	458,142
Total	$20,064	$32,746	$19,097	$4,926	$2,491	$1,938	$350,368	$30,156	$461,786
Revolving loans that converted to term during the three months ended March 31, 2021 and 2020 were as follows:

	Three months ended March 31,
	2021	2020
Commercial and industrial	$11,843	$11,346
Energy	5,928	15,353
Commercial real estate:
Buildings, land and other	23,303	7,639
Construction	—	—
Consumer real estate	793	1,071
Consumer and other	3,861	—
Total	$45,728	$35,409
In assessing the general economic conditions in the State of Texas, management monitors and tracks the Texas Leading Index (“TLI”), which is produced by the Federal Reserve Bank of Dallas. The TLI, the components of which are more fully described in our 2020 Form 10-K, totaled 121.4 at March 31, 2021 and 118.6 at December 31, 2020. A higher TLI value implies more favorable economic conditions.

Allowance For Credit Losses - Loans. The allowance for credit losses on loans is a contra-asset valuation account, calculated in accordance with ASC 326, that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. The amount of the allowance represents management's best estimate of current expected credit losses on loans considering available information, from internal and external sources, relevant to assessing collectibility over the loans' contractual terms, adjusted for expected prepayments when appropriate. Credit loss expense related to loans reflects the totality of actions taken on all loans for a particular period including any necessary increases or decreases in the allowance related to changes in credit loss expectations associated with specific loans or pools of loans. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate appropriateness of the allowance is dependent upon a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications. Our allowance methodology is more fully described in our 2020 Form 10-K.
The following table presents details of the allowance for credit losses on loans segregated by loan portfolio segment as of March 31, 2021 and December 31, 2020. No allowance for credit losses has been recognized for PPP loans as such loans are fully guaranteed by the SBA.

March 31, 2021	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Modeled expected credit losses	$54,849	$11,560	$40,831	$5,608	$6,794	$119,642
Q-Factor and other qualitative adjustments	10,964	15,047	103,359	28	6	129,404
Specific allocations	5,079	6,865	250	—	18	12,212
Total	$70,892	$33,472	$144,440	$5,636	$6,818	$261,258
December 31, 2020
Modeled expected credit losses	$65,645	$8,910	$125,126	$7,926	$6,945	$214,552
Q-Factor and other qualitative adjustments	2,877	21,216	9,253	—	—	33,346
Specific allocations	5,321	9,427	513	—	18	15,279
Total	$73,843	$39,553	$134,892	$7,926	$6,963	$263,177
The following table details activity in the allowance for credit losses on loans by portfolio segment for the three months ended March 31, 2021 and 2020. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. No allowance for credit losses has been recognized for PPP loans as such loans are fully guaranteed by the SBA.

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Three months ended:
March 31, 2021
Beginning balance	$73,843	$39,553	$134,892	$7,926	$6,963	$263,177
Credit loss expense (benefit)	(1,965)	(5,801)	8,922	(2,722)	1,566	—
Charge-offs	(2,189)	(1,433)	—	(284)	(4,060)	(7,966)
Recoveries	1,203	1,153	626	716	2,349	6,047
Net (charge-offs) recoveries	(986)	(280)	626	432	(1,711)	(1,919)
Ending balance	$70,892	$33,472	$144,440	$5,636	$6,818	$261,258
March 31, 2020
Beginning balance	$51,593	$37,382	$31,037	$4,113	$8,042	$132,167
Impact of adopting ASC 326	21,263	(10,453)	(13,519)	2,392	(2,248)	(2,565)
Credit loss expense	21,950	110,006	34,761	1,570	4,638	172,925
Charge-offs	(4,369)	(33,800)	(73)	(285)	(5,005)	(43,532)
Recoveries	1,715	66	113	380	2,612	4,886
Net (charge-offs) recoveries	(2,654)	(33,734)	40	95	(2,393)	(38,646)
Ending balance	$92,152	$103,201	$52,319	$8,170	$8,039	$263,881

The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan portfolio segment as of March 31, 2021 and December 31, 2020.

	March 31, 2021		December 31, 2020
	Loan Balance	Specific Allocations	Loan Balance	Specific Allocations
Commercial and industrial	$21,858	$5,079	$21,287	$5,321
Energy	22,496	6,865	22,888	9,427
Paycheck Protection Program	—	—	—	—
Commercial real estate:
Buildings, land and other	32,345	250	34,057	513
Construction	1,653	—	1,684	—
Consumer real estate	302	—	561	—
Consumer and other	18	18	18	18
Total	$78,672	$12,212	$80,495	$15,279
Note 4 - Goodwill and Other Intangible Assets
Goodwill and other intangible assets are presented in the table below.

	March 31, 2021	December 31, 2020
Goodwill	$654,952	$654,952
Other intangible assets:
Core deposits	$1,127	$1,296
Customer relationships	234	267
	$1,361	$1,563
The estimated aggregate future amortization expense for intangible assets remaining as of March 31, 2021 is as follows:

Remainder of 2021	$495
2022	481
2023	282
2024	87
2025	11
Thereafter	5
$1,361

Note 5 - Deposits
Deposits were as follows:

	March 31, 2021	Percentage of Total	December 31, 2020	Percentage of Total
Non-interest-bearing demand deposits:
Commercial and individual	$15,002,423	40.6%	$13,914,754	39.7%
Correspondent banks	213,554	0.6	242,225	0.7
Public funds	887,672	2.4	960,072	2.8
Total non-interest-bearing demand deposits	16,103,649	43.6	15,117,051	43.2
Interest-bearing deposits:
Private accounts:
Savings and interest checking	9,648,088	26.1	9,132,789	26.1
Money market accounts	9,416,210	25.5	8,977,585	25.6
Time accounts	1,141,660	3.1	1,135,575	3.3
Total private accounts	20,205,958	54.7	19,245,949	55.0
Public funds:
Savings and interest checking	556,523	1.5	597,503	1.7
Money market accounts	53,496	0.2	50,070	0.1
Time accounts	5,554	—	5,188	—
Total public funds	615,573	1.7	652,761	1.8
Total interest-bearing deposits	20,821,531	56.4	19,898,710	56.8
Total deposits	$36,925,180	100.0%	$35,015,761	100.0%
The following table presents additional information about our deposits:

	March 31, 2021	December 31, 2020
Deposits from the Certificate of Deposit Account Registry Service (CDARS) deposits	$374	$372
Deposits from foreign sources (primarily Mexico)	910,652	884,169
Total deposits not covered by deposit insurance	19,766,784	18,694,320
Time deposits not covered by deposit insurance	251,639	237,298
Note 6 - Off-Balance-Sheet Arrangements, Commitments, Guarantees and Contingencies
Financial Instruments with Off-Balance-Sheet Risk. In the normal course of business, we enter into various transactions, which, in accordance with generally accepted accounting principles are not included in our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. As more fully discussed in our 2020 Form 10-K, these transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. We minimize our exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.
Financial instruments with off-balance-sheet risk were as follows:

	March 31, 2021	December 31, 2020
Commitments to extend credit	$9,853,069	$9,814,475
Standby letters of credit	261,341	241,345
Deferred standby letter of credit fees	1,711	1,723

Allowance For Credit Losses - Off-Balance-Sheet Credit Exposures. The allowance for credit losses on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if we have the unconditional right to cancel the obligation. Off-balance-sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit detailed in the table above. The amount of the allowance represents management's best estimate of expected credit losses on commitments expected to be funded over the contractual life of the commitment. Our allowance methodology is more fully described in our 2020 Form 10-K.
The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures.

	Three Months Ended March 31,
	2021	2020
Beginning balance	$44,152	$500
Impact of adopting ASC 326	—	39,377
Credit loss expense	65	2,287
Ending balance	$44,217	$42,164
Lease Commitments. We lease certain office facilities and office equipment under operating leases. The components of total lease expense were as follows:

	Three Months Ended March 31,
	2021	2020
Amortization of lease right-of-use assets	$8,283	$7,874
Short-term lease expense	204	561
Non-lease components (including taxes, insurance, common maintenance, etc.)	3,004	2,927
Total	$11,491	$11,362
Right-of-use lease assets totaled $287.5 million at March 31, 2021 and $292.1 million at December 31, 2020 and are reported as a component of premises and equipment on our accompanying consolidated balance sheets. The related lease liabilities totaled $318.7 million at March 31, 2021 and $323.0 million at December 31, 2020 and are reported as a component of accrued interest payable and other liabilities in the accompanying consolidated balance sheets. Lease payments under operating leases that were applied to our operating lease liability totaled $8.1 million during the three months ended March 31, 2021 and $7.7 million during the three months ended March 31, 2020. There has been no significant change in our expected future minimum lease payments since December 31, 2020. See the 2020 Form 10-K for information regarding these commitments.
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
Cullen/Frost’s and Frost Bank’s Common Equity Tier 1 capital (“CET1”) includes common stock and related paid-in capital, net of treasury stock, and retained earnings. In connection with the adoption of the Basel III Capital Rules, we elected to opt-out of the requirement to include most components of accumulated other comprehensive income in CET1. We also elected to exclude the effects of credit loss accounting under CECL from CET1 for a five-year transitional period, as further discussed in our 2020 Form 10-K. This CECL transitional adjustment totaled $63.2 million and $63.7 million at March 31, 2021 and December 31, 2020, respectively. CET1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. Frost Bank's CET1 is also reduced by its equity investment in its financial subsidiary, Frost Insurance Agency (“FIA”).

Tier 1 capital includes CET1 and additional Tier 1 capital. For Cullen/Frost, additional Tier 1 capital included $145.5 million of 4.450% non-cumulative perpetual preferred stock at March 31, 2021 and December 31, 2020, the details of which are further discussed below. Frost Bank did not have any additional Tier 1 capital beyond Common Equity Tier 1 at March 31, 2021 or December 31, 2020.
Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both Cullen/Frost and Frost Bank includes a permissible portion of the allowances for credit losses on securities, loans and off-balance-sheet credit exposures. Tier 2 capital for Cullen/Frost also includes $100.0 million of qualified subordinated debt and $133.0 million of trust preferred securities at both March 31, 2021 and December 31, 2020.
The following table presents actual and required capital ratios as of March 31, 2021 and December 31, 2020 for Cullen/Frost and Frost Bank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. See the 2020 Form 10-K for a more detailed discussion of the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
March 31, 2021
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$3,158,758	13.45%	$1,643,402	7.00%	$1,526,017	6.50%
Frost Bank	3,104,492	13.25	1,640,032	7.00	1,522,886	6.50
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	3,304,210	14.07	1,995,560	8.50	1,878,174	8.00
Frost Bank	3,104,492	13.25	1,991,467	8.50	1,874,322	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	3,771,830	16.07	2,465,104	10.50	2,347,718	10.00
Frost Bank	3,339,112	14.25	2,460,047	10.50	2,342,902	10.00
Leverage Ratio
Cullen/Frost	3,304,210	7.97	1,658,592	4.00	2,073,240	5.00
Frost Bank	3,104,492	7.49	1,657,640	4.00	2,072,050	5.00

December 31, 2020
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$3,058,447	12.86%	$1,664,867	7.00%	$1,545,948	6.50%
Frost Bank	3,030,093	12.77	1,661,620	7.00	1,542,933	6.50
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	3,203,899	13.47	2,021,624	8.50	1,902,705	8.00
Frost Bank	3,030,093	12.77	2,017,682	8.50	1,898,995	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	3,672,912	15.44	2,497,300	10.50	2,378,381	10.00
Frost Bank	3,266,106	13.76	2,492,430	10.50	2,373,743	10.00
Leverage Ratio
Cullen/Frost	3,203,899	8.07	1,589,004	4.00	1,986,255	5.00
Frost Bank	3,030,093	7.63	1,588,200	4.00	1,985,250	5.00
As of March 31, 2021, capital levels at Cullen/Frost and Frost Bank exceed all capital adequacy requirements under the Basel III Capital Rules. Based on the ratios presented above, capital levels as of March 31, 2021 at Cullen/Frost and Frost Bank exceed the minimum levels necessary to be considered “well capitalized.”
Cullen/Frost and Frost Bank are subject to the regulatory capital requirements administered by the Federal Reserve Board and, for Frost Bank, the Federal Deposit Insurance Corporation (“FDIC”). Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of March 31, 2021, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.

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
Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On January 27, 2021, our board of directors authorized a $100.0 million stock repurchase program, allowing us to repurchase shares of our common stock over a one-year period from time to time at various prices in the open market or through private transactions. No shares were repurchased under this plan during the first three months of 2021. Under a prior plan, we repurchased 177,834 shares at a total cost of $13.7 million during the first quarter of 2020.Under the Basel III Capital Rules, Cullen/Frost may not repurchase or redeem any of its subordinated notes and, in some cases, its common stock without the prior approval of the Federal Reserve Board.
Dividend Restrictions. In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements, including to repurchase its common stock. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well capitalized” status, at March 31, 2021, Frost Bank could pay aggregate dividends of up to $334.0 million to Cullen/Frost without prior regulatory approval.
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
Interest Rate Derivatives. We utilize interest rate swaps, caps and floors to mitigate exposure to interest rate risk and to facilitate the needs of our customers. Our objectives for utilizing these derivative instruments are described in our 2020 Form 10-K.
The notional amounts and estimated fair values of interest rate derivative contracts are presented in the following table. The fair values of interest rate derivative contracts are estimated utilizing internal valuation models with observable market data inputs, or as determined by the Chicago Mercantile Exchange (“CME”) for centrally cleared derivative contracts. CME rules legally characterize variation margin payments for centrally cleared derivatives as settlements of the derivatives' exposure rather than collateral. As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting and financial reporting purposes. Variation margin, as determined by the CME, is settled daily. As a result, derivative contracts that clear through the CME have an estimated fair value of zero as of March 31, 2021 and December 31, 2020.

	March 31, 2021		December 31, 2020
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivatives designated as hedges of fair value:
Financial institution counterparties:
Loan/lease interest rate swaps – liabilities	3,407	$(104)	3,724	$(134)
Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan/lease interest rate swaps – assets	164,768	2,560	—	—
Loan/lease interest rate swaps – liabilities	906,227	(23,479)	1,173,173	(33,812)
Loan/lease interest rate caps – assets	382,086	3,670	356,601	1,241
Customer counterparties:
Loan/lease interest rate swaps – assets	906,227	52,590	1,173,173	84,424
Loan/lease interest rate swaps – liabilities	164,768	(4,736)	—	—
Loan/lease interest rate caps – liabilities	382,086	(3,670)	356,601	(1,241)
The weighted-average rates paid and received for interest rate swaps outstanding at March 31, 2021 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Fair value hedge loan/lease interest rate swaps	3.14%	0.11%
Non-hedging interest rate swaps – financial institution counterparties	3.81	1.85
Non-hedging interest rate swaps – customer counterparties	1.85	3.81
The weighted-average strike rate for outstanding interest rate caps was 3.29% at March 31, 2021.
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

		March 31, 2021		December 31, 2020
	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Oil – assets	Barrels	4,620	$9,176	3,056	$8,341
Oil – liabilities	Barrels	8,906	(74,039)	6,391	(32,112)
Natural gas – assets	MMBTUs	2,422	448	9,281	1,529
Natural gas – liabilities	MMBTUs	17,857	(3,835)	15,079	(3,265)
Customer counterparties:
Oil – assets	Barrels	8,906	74,932	6,391	32,670
Oil – liabilities	Barrels	4,620	(8,897)	3,056	(8,264)
Natural gas – assets	MMBTUs	17,857	4,048	17,636	3,451
Natural gas – liabilities	MMBTUs	2,422	(444)	6,724	(1,458)
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

		March 31, 2021		December 31, 2020
	Notional Currency	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Forward contracts – assets	EUR	6,311	$144	—	$—
Customer counterparties:
Forward contracts – liabilities	EUR	6,299	(132)	—	—
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
Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended March 31,
	2021	2020
Commercial loan/lease interest rate swaps:
Amount of gain (loss) included in interest income on loans	$(28)	$(8)
Amount of (gain) loss included in other non-interest expense	3	1
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
During the first three months of 2020, we sold certain non-hedge related, short-term put options on U.S. Treasury securities with an aggregate notional amount of $500 million and realized gains totaling approximately $6.0 million in connection with the sales. The put options were not exercised and expired in March 2020.
Amounts included in the consolidated statements of income related to non-hedge related derivative instruments are presented in the table below.

	Three Months Ended March 31,
	2021	2020
Non-hedging interest rate derivatives:
Other non-interest income	$1,587	$2,039
Other non-interest expense	(1)	—
Non-hedging commodity derivatives:
Other non-interest income	1,154	139
Non-hedging foreign currency derivatives:
Other non-interest income	30	7
Non-hedging put options:
Other non-interest income	—	5,980
Counterparty Credit Risk. Our credit exposure relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with bank customers was approximately $122.1 million at March 31, 2021. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. Our credit exposure, net of collateral pledged, relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with upstream financial institution counterparties was approximately $24.8 million at March 31, 2021. This amount was primarily related to initial margin payments to the CME and excess collateral we posted to counterparties. Collateral levels for upstream financial institution counterparties are monitored and adjusted as necessary. See Note 9 – Balance Sheet Offsetting and Repurchase Agreements for additional information regarding our credit exposure with upstream financial institution counterparties. At March 31, 2021, we had $110.2 million in cash collateral related to derivative contracts on deposit with other financial institution counterparties.

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
Information about financial instruments that are eligible for offset in the consolidated balance sheet as of March 31, 2021 is presented in the following tables.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
March 31, 2021
Financial assets:
Derivatives:
Loan/lease interest rate swaps and caps	$6,230	$—	$6,230
Commodity swaps and options	9,624	—	9,624
Foreign currency forward contracts	144	—	144
Total derivatives	15,998	—	15,998
Resell agreements	7,903	—	7,903
Total	$23,901	$—	$23,901
Financial liabilities:
Derivatives:
Loan/lease interest rate swaps	$23,583	$—	$23,583
Commodity swaps and options	77,874	—	77,874
Total derivatives	101,457	—	101,457
Repurchase agreements	1,884,449	—	1,884,449
Total	$1,985,906	$—	$1,985,906

		Gross Amounts Not Offset
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
March 31, 2021
Financial assets:
Derivatives:
Counterparty A	$5	$(5)	$—	$—
Counterparty B	8,250	(8,250)	—	—
Other counterparties	7,743	(7,743)	—	—
Total derivatives	15,998	(15,998)	—	—
Resell agreements	7,903	—	(7,903)	—
Total	$23,901	$(15,998)	$(7,903)	$—
Financial liabilities:
Derivatives:
Counterparty A	$5,349	$(5)	$(5,344)	$—
Counterparty B	32,181	(8,250)	(23,931)	—
Counterparty C	50	—	(50)	—
Other counterparties	63,877	(7,743)	(56,134)	—
Total derivatives	101,457	(15,998)	(85,459)	—
Repurchase agreements	1,884,449	—	(1,884,449)	—
Total	$1,985,906	$(15,998)	$(1,969,908)	$—

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
The remaining contractual maturity of repurchase agreements in the consolidated balance sheets as of March 31, 2021 and December 31, 2020 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
March 31, 2021
Repurchase agreements:
U.S. Treasury	$730,620	$—	$—	$—	$730,620
Residential mortgage-backed securities	1,153,829	—	—	—	1,153,829
Total borrowings	$1,884,449	$—	$—	$—	$1,884,449
Gross amount of recognized liabilities for repurchase agreements					$1,884,449
Amounts related to agreements not included in offsetting disclosures above					$—

December 31, 2020
Repurchase agreements:
U.S. Treasury	$692,860	$—	$—	$—	$692,860
Residential mortgage-backed securities	1,375,287	—	—	—	1,375,287
Total borrowings	$2,068,147	$—	$—	$—	$2,068,147
Gross amount of recognized liabilities for repurchase agreements					$2,068,147
Amounts related to agreements not included in offsetting disclosures above					$—

Note 10 - Stock-Based Compensation
A combined summary of activity in our active stock plans is presented in the table. Performance stock units outstanding are presented assuming attainment of the maximum payout rate as set forth by the performance criteria. As of March 31, 2021, there were 895,295 shares remaining available for grant for future stock-based compensation awards.

	Director Deferred Stock Units Outstanding		Non-Vested Stock Awards/Stock Units Outstanding		Performance Stock Units Outstanding		Stock Options Outstanding
	Number of Units	Weighted- Average Fair Value at Grant	Number of Shares/Units	Weighted- Average Fair Value at Grant	Number of Units	Weighted- Average Fair Value at Grant	Number of Shares	Weighted- Average Exercise Price
Balance, January 1, 2021	52,860	$75.47	470,359	$86.24	201,257	$77.18	1,739,559	$66.11
Authorized	—	—	—	—	—	—	—	—
Granted	—	—	—	—	—	—	—	—
Exercised/vested	—	—	—	—	(35,131)	92.27	(478,693)	61.41
Forfeited/expired	—	—	(6,991)	91.57	(1,115)	92.27	—	—
Balance, March 31, 2021	52,860	$75.47	463,368	$86.16	165,011	$73.86	1,260,866	$67.89
Shares issued in connection with stock compensation awards are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. Shares issued in connection with stock compensation awards along with other related information were as follows:

	Three Months Ended March 31,
	2021	2020
New shares issued from available authorized shares	—	—
Shares issued from available treasury stock	513,824	66,215
Total	513,824	66,215

Proceeds from stock option exercises	$29,397	$1,463
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
Stock-based compensation expense and the related income tax benefit is presented in the following table.

	Three Months Ended March 31,
	2021	2020
Non-vested stock awards/stock units	$1,883	$2,264
Performance stock units	643	248
Total	$2,526	$2,512
Income tax benefit	$367	$465
Unrecognized stock-based compensation expense at March 31, 2021 is presented in the table below. Unrecognized stock-based compensation expense related to performance stock units is presented assuming attainment of the maximum payout rate as set forth by the performance criteria.

Non-vested stock awards/stock units	$15,907
Performance stock units	6,288
Total	$22,195

Note 11 - Earnings Per Common Share
Earnings per common share is computed using the two-class method as more fully described in our 2020 Form 10-K. The following table presents a reconciliation of net income available to common shareholders, net earnings allocated to common stock and the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended March 31,
	2021	2020
Net income	$116,015	$54,753
Less: Preferred stock dividends	2,151	2,016
Redemption of preferred stock	—	5,514
Net income available to common shareholders	113,864	47,223
Less: Earnings allocated to participating securities	1,162	445
Net earnings allocated to common stock	$112,702	$46,778

Distributed earnings allocated to common stock	$45,660	$44,512
Undistributed earnings allocated to common stock	67,042	2,266
Net earnings allocated to common stock	$112,702	$46,778

Weighted-average shares outstanding for basic earnings per common share	63,306,493	62,642,682
Dilutive effect of stock compensation	509,290	407,154
Weighted-average shares outstanding for diluted earnings per common share	63,815,783	63,049,836
Note 12 - Defined Benefit Plans
The components of the combined net periodic expense (benefit) for our defined benefit pension plans are presented in the table below.

	Three Months Ended March 31,
	2021	2020
Expected return on plan assets, net of expenses	$(3,210)	$(3,072)
Interest cost on projected benefit obligation	835	1,252
Net amortization and deferral	1,529	1,330
Net periodic expense (benefit)	$(846)	$(490)
Our non-qualified defined benefit pension plan is not funded. No contributions to the qualified defined benefit pension plan were made during the three months ended March 31, 2021. We do not expect to make any contributions to the qualified defined benefit plan during the remainder of 2021.
Note 13 - Income Taxes
Income tax expense was as follows:

	Three Months Ended March 31,
	2021	2020
Current income tax expense (benefit)	$3,725	$29,412
Deferred income tax expense (benefit)	4,172	(26,089)
Income tax expense, as reported	$7,897	$3,323
Effective tax rate	6.4%	5.7%
We had a net deferred tax liability totaling $88.4 million at March 31, 2021 and $117.5 million at December 31, 2020. No valuation allowance for deferred tax assets was recorded at March 31, 2021 as management believes it is more likely than not that all of the deferred tax assets will be realized against deferred tax liabilities and projected future taxable income.

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

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(159,779)	$(33,554)	$(126,225)	$230,118	$48,325	$181,793
Change in net unrealized gain on securities transferred to held to maturity	(259)	(54)	(205)	(377)	(79)	(298)
Reclassification adjustment for net (gains) losses included in net income	—	—	—	(108,989)	(22,888)	(86,101)
Total securities available for sale and transferred securities	(160,038)	(33,608)	(126,430)	120,752	25,358	95,394
Defined-benefit post-retirement benefit plans:
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	1,529	321	1,208	1,330	279	1,051
Total defined-benefit post-retirement benefit plans	1,529	321	1,208	1,330	279	1,051
Total other comprehensive income (loss)	$(158,509)	$(33,287)	$(125,222)	$122,082	$25,637	$96,445
Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available For Sale	Defined Benefit Plans	Accumulated Other Comprehensive Income
Balance January 1, 2021	$563,801	$(50,831)	$512,970
Other comprehensive income (loss) before reclassifications	(126,430)	—	(126,430)
Reclassification of amounts included in net income	—	1,208	1,208
Net other comprehensive income (loss) during period	(126,430)	1,208	(125,222)
Balance at March 31, 2021	$437,371	$(49,623)	$387,748

Balance January 1, 2020	$313,304	$(45,934)	$267,370
Other comprehensive income (loss) before reclassifications	181,495	—	181,495
Reclassification of amounts included in net income	(86,101)	1,051	(85,050)
Net other comprehensive income (loss) during period	95,394	1,051	96,445
Balance at March 31, 2020	$408,698	$(44,883)	$363,815

Note 15 – Operating Segments
We are managed under a matrix organizational structure whereby our two primary operating segments, Banking and Frost Wealth Advisors, overlap a regional reporting structure. See our 2020 Form 10-K for additional information regarding our operating segments. Summarized operating results by segment were as follows:

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
Three months ended:
March 31, 2021
Net interest income (expense)	$242,205	$486	$(1,810)	$240,881
Credit loss expense	63	—	—	63
Non-interest income	53,780	39,609	(153)	93,236
Non-interest expense	179,151	29,937	1,054	210,142
Income (loss) before income taxes	116,771	10,158	(3,017)	123,912
Income tax expense (benefit)	7,177	2,133	(1,413)	7,897
Net income (loss)	109,594	8,025	(1,604)	116,015
Preferred stock dividends	—	—	2,151	2,151
Net income (loss) available to common shareholders	$109,594	$8,025	$(3,755)	$113,864
Revenues from (expenses to) external customers	$295,985	$40,095	$(1,963)	$334,117
March 31, 2020
Net interest income (expense)	$246,013	$877	$(2,369)	$244,521
Credit loss expense (benefit)	175,198	(1)	—	175,197
Non-interest income	173,416	39,730	(231)	212,915
Non-interest expense	188,972	33,536	1,655	224,163
Income (loss) before income taxes	55,259	7,072	(4,255)	58,076
Income tax expense (benefit)	3,235	1,485	(1,397)	3,323
Net income (loss)	52,024	5,587	(2,858)	54,753
Preferred stock dividends	—	—	2,016	2,016
Redemption of preferred stock	—	—	5,514	5,514
Net income (loss) available to common shareholders	$52,024	$5,587	$(10,388)	$47,223
Revenues from (expenses to) external customers	$419,429	$40,607	$(2,600)	$457,436

Note 16 – Fair Value Measurements
The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, we utilize valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. ASC Topic 820 establishes a three-level fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. See our 2020 Form 10-K for additional information regarding the fair value hierarchy and a description of our valuation techniques.
Financial Assets and Financial Liabilities. The tables below summarize financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, segregated by the level of the valuation inputs within the fair value hierarchy of ASC Topic 820 utilized to measure fair value.

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
March 31, 2021
Securities available for sale:
U.S. Treasury	$1,302,031	$—	$—	$1,302,031
Residential mortgage-backed securities	—	1,894,805	—	1,894,805
States and political subdivisions	—	7,138,254	—	7,138,254
Other	—	42,354	—	42,354
Trading account securities:
U.S. Treasury	24,038	—	—	24,038
States and political subdivisions	—	2,571	—	2,571
Derivative assets:
Interest rate swaps, caps and floors	—	58,820	—	58,820
Commodity swaps and options	—	88,604	—	88,604
Foreign currency forward contracts	144	—	—	144
Derivative liabilities:
Interest rate swaps, caps and floors	—	31,989	—	31,989
Commodity swaps and options	—	87,215	—	87,215
Foreign currency forward contracts	132	—	—	132

December 31, 2020
Securities available for sale:
U.S. Treasury	$1,119,633	$—	$—	$1,119,633
Residential mortgage-backed securities	—	1,987,679	—	1,987,679
States and political subdivisions	—	7,287,902	—	7,287,902
Other	—	42,351	—	42,351
Trading account securities:
U.S. Treasury	23,996	—	—	23,996
States and political subdivisions	—	460	—	460
Derivative assets:
Interest rate swaps, caps and floors	—	85,665	—	85,665
Commodity swaps and options	—	45,535	456	45,991
Foreign currency forward contracts	—	—	—	—
Derivative liabilities:
Interest rate swaps, caps and floors	—	35,187	—	35,187
Commodity swaps and options	—	45,099	—	45,099
Foreign currency forward contracts	—	—	—	—
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

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Level 2	Level 3	Level 2	Level 3
Carrying value before allocations	$100	$15,013	$1,919	$3,867
Specific (allocations) reversals of prior allocations	—	600	70	(244)
Fair value	$100	$15,613	$1,989	$3,623
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

	Three Months Ended March 31,
	2021	2020
Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$—	$328
Write-downs included in other non-interest expense	—	(231)
Fair value	$—	$97
Financial Instruments Reported at Amortized Cost. The estimated fair values of financial instruments that are reported at amortized cost in our consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	March 31, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$11,802,269	$11,802,269	$10,288,853	$10,288,853
Securities held to maturity	1,820,567	1,884,302	1,945,673	2,052,896
Cash surrender value of life insurance policies	189,756	189,756	189,984	189,984
Accrued interest receivable	128,725	128,725	181,432	181,432
Level 3 inputs:
Loans, net	17,628,393	17,738,315	17,218,132	17,390,683
Financial liabilities:
Level 2 inputs:
Deposits	36,925,180	36,926,759	35,015,761	35,018,185
Federal funds purchased	38,975	38,975	48,850	48,850
Repurchase agreements	1,884,449	1,884,449	2,068,147	2,068,147
Junior subordinated deferrable interest debentures	136,371	137,115	136,357	137,115
Subordinated notes	99,061	114,818	99,021	115,717
Accrued interest payable	4,138	4,138	8,127	8,127
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

Note 17 - Accounting Standards Updates
Information about certain recently issued accounting standards updates is presented below. Also refer to Note 20 - Accounting Standards Updates in our 2020 Form 10-K for additional information related to previously issued accounting standards updates.
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
ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs.” ASU 2020-08 clarifies the accounting for the amortization of purchase premiums for callable debt securities with multiple call dates. ASU 2020-08 became effective for us on January 1, 2021 and did not have a significant impact on our financial statements.
ASU 2020-09, “Debt (Topic 470): Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762.” ASU 2020-09 amends the ASC to reflect the issuance of an SEC rule related to financial disclosure requirements for subsidiary issuers and guarantors of registered debt securities and affiliates whose securities are pledged as collateral for registered securities. ASU 2020-09 became effective for us on January 4, 2021, concurrent with the effective date of the SEC release, and did not have a significant impact on our financial statements.
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
Cullen/Frost Bankers, Inc.
The following discussion should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2020, and the other information included in the 2020 Form 10-K. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results for the year ending December 31, 2021 or any future period.
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
Recent Developments Related to COVID-19
Our business has been, and continues to be, impacted by the COVID-19 pandemic. As the pandemic is ongoing and dynamic in nature, there are many uncertainties related to COVID-19 including, among other things, the ongoing impact to our customers, employees and vendors; the impact to the financial services and banking industry; and the impact to the economy as a whole as well as the effect of actions taken, or that may yet be taken, or inaction by governmental authorities to contain the outbreak or to mitigate its impact (both economic and health-related). Refer to our 2020 Form 10-K for further information regarding (i) the impact of the COVID-19 pandemic on our operations and our results thereof, as well as the impact on our financial position and (ii) legislative and regulatory actions taken related to the COVID-19 pandemic, particularly as they relate to the banking and financial services industry.
Recent actions taken by the U.S. government to further mitigate the economic effects of COVID-19 will also have an impact on our financial position and results of operations. These actions are further discussed below.
During the first quarter of 2021, President Biden signed a number of executive orders relating to stimulus and relief measures. These orders include, among other things, (i) an extension, through March 31, 2021, of the moratorium on evictions and foreclosures, (ii) an extension, through September 30, 2021, of the deferral of federal student loan payments and interest and (iii) an extension, through June 30, 2021, of certain mortgage forbearance programs and guidelines.
On March 11 2021, the American Rescue Plan Act of 2021 (the “ARP Act”) was enacted, implementing a $1.9 trillion package of stimulus and relief proposals. Among other things, the ARP Act provides (i) additional funding for the PPP program and an expansion of the program for the benefit of certain nonprofits, (ii) funding for the Small Business Administration (“SBA”) to make targeted grants for restaurants and similar establishments, (iii) direct cash payments of up to $1,400 to individuals, subject to income provisions, (iv) an increase in the maximum annual Child Tax Credit, subject to income limitation provisions, (v) $300 a week in expanded unemployment insurance lasting through September 6, 2021 and makes $10,200 in unemployment benefits tax free for households, subject to income limitation provisions, (vi) tax relief making any student loan forgiveness incurred between December 31, 2020, and January 1, 2026 non-taxable income, and (vii) funding to support state and local governments; K-12 schools and higher education; the Centers for Disease Control; public transit; rental assistance; child care; and airline industry workers.
On March 27, 2021, the COVID-19 Bankruptcy Relief Extension Act of 2021 was enacted, extending the bankruptcy relief provisions enacted in the CARES Act of 2020 bill until March 27, 2022. These provisions provide financially distressed small businesses and individuals greater access to bankruptcy relief.
On March 30, 2021, the PPP Extension Act of 2021 was enacted, extending the Paycheck Protection Program (“PPP”) from it's previous expiration date of March 31, 2021 to June 30, 2021. Beginning June 1, 2021, the SBA may only process applications submitted prior to that date, and it may not accept any new loan applications. We are continuing to monitor the potential development of additional legislation and further actions taken by the U.S. government.

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
Accounting policies related to the allowance for credit losses on financial instruments including loans and off-balance-sheet credit exposures are considered to be critical as these policies involve considerable subjective judgment and estimation by management. In the case of loans, the allowance for credit losses is a contra-asset valuation account, calculated in accordance with Accounting Standards Codification (“ASC”) Topic 326 (“ASC 326”) Financial Instruments - Credit Losses, that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. In the case of off-balance-sheet credit exposures, the allowance for credit losses is a liability account, calculated in accordance with ASC 326, reported as a component of accrued interest payable and other liabilities in our consolidated balance sheets. The amount of each allowance account represents management's best estimate of current expected credit losses on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. While management utilizes its best judgment and information available, the ultimate adequacy of our allowance accounts is dependent upon a variety of factors beyond our control, including the performance of our portfolios, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets. Refer to the 2020 Form 10-K for additional information regarding critical accounting policies.
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

Results of Operations
Net income available to common shareholders totaled $113.9 million, or $1.77 per diluted common share, for the three months ended March 31, 2021 compared to $47.2 million, or $0.75 per diluted common share, for the three months ended March 31, 2020.
Selected data for the comparable periods was as follows:

	Three Months Ended March 31,
	2021	2020
Taxable-equivalent net interest income	$263,949	$268,453
Taxable-equivalent adjustment	23,068	23,932
Net interest income	240,881	244,521
Credit loss expense	63	175,197
Net interest income after credit loss expense	240,818	69,324
Non-interest income	93,236	212,915
Non-interest expense	210,142	224,163
Income before income taxes	123,912	58,076
Income tax expense\(benefit)	7,897	3,323
Net income	116,015	54,753
Preferred stock dividends	2,151	2,016
Redemption of preferred stock	—	5,514
Net income available to common shareholders	$113,864	$47,223
Earnings per common share – basic	$1.78	$0.75
Earnings per common share – diluted	1.77	0.75
Dividends per common share	0.72	0.71
Return on average assets	1.09%	0.57%
Return on average common equity	11.13	4.88
Average shareholders’ equity to average assets	10.10	11.95
Net income available to common shareholders increased $66.6 million, or 141.1%, for the three months ended March 31, 2021 compared to the same period in 2020. The increase during the three months ended March 31, 2021 was primarily the result of a $175.1 million decrease in credit loss expense and a $14.0 million decrease in non-interest expense partly offset by a $119.7 million decrease in non-interest income, a $4.6 million increase in income tax expense and a $3.6 million decrease in net interest income. Credit loss expense during 2020 was impacted by both our adoption of a new credit loss accounting standard and the adverse events impacting our loan portfolio, including those arising from the COVID-19 pandemic and the significant volatility in oil prices. Non-interest income during 2020 was impacted by a $109.0 million net gain on securities transactions. Net income available to common shareholders during 2020 was also impacted by the reclassification of $5.5 million of issuance costs associated with our preferred stock to retained earnings upon redemption of the preferred stock.
Details of the changes in the various components of net income are further discussed below.
Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 72.1% of total revenue during the first three months of 2021. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.
The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate. The prime rate began 2020 at 4.75% and decreased 150 basis points in March 2020 to 3.25% where it remained through March 31, 2021. Our loan portfolio is also impacted by changes in the London Interbank Offered Rate (LIBOR). At March 31, 2021, the one-month and three-month U.S. dollar LIBOR interest rates were 0.11% and 0.19%, respectively, while at March 31, 2020, the one-month and three-month U.S. dollar LIBOR interest rates were 0.99% and 1.45%, respectively. The target range for the federal funds rate, which is the cost of immediately available overnight funds, began 2020 at 1.50% to 1.75% and decreased 150 basis points in March 2020 to zero to 0.25% where it remained through March 31, 2021. As noted in our 2020 Form 10-K, the decrease in the target range for the federal funds rate in March 2020 was largely an emergency measure by the Federal Reserve aimed at blunting the economic impact of COVID-19.
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

	Three Months Ended
	March 31, 2021 vs. March 31, 2020
	Increase (Decrease) Due to Change in
	Rate	Volume	Number of days	Total
Interest-bearing deposits	$(12,453)	$6,850	$(89)	$(5,692)
Federal funds sold	(301)	(371)	(8)	(680)
Resell agreements	(59)	(58)	(1)	(118)
Securities:
Taxable	(3,108)	(2,798)	(96)	(6,002)
Tax-exempt	401	(3,402)	—	(3,001)
Loans, net of unearned discounts	(31,479)	28,644	(1,905)	(4,740)
Total earning assets	(46,999)	28,865	(2,099)	(20,233)
Savings and interest checking	(162)	112	(4)	(54)
Money market deposit accounts	(9,379)	1,464	(107)	(8,022)
Time accounts	(3,185)	99	(51)	(3,137)
Public funds	(1,386)	78	(15)	(1,323)
Federal funds purchased	(96)	26	(1)	(71)
Repurchase agreements	(3,503)	972	(32)	(2,563)
Junior subordinated deferrable interest debentures	(560)	1	—	(559)
Subordinated notes	(2)	2	—	—
Total interest-bearing liabilities	(18,273)	2,754	(210)	(15,729)
Net change	$(28,726)	$26,111	$(1,889)	$(4,504)
Taxable-equivalent net interest income for the for three months ended March 31, 2021 decreased $4.5 million, or 1.7%, compared to the same period in 2020. Taxable-equivalent net interest income for the three months ended March 31, 2021 included 90 days compared to 91 days for the same period in 2020 as a result of the leap year. The additional day added approximately $1.9 million to taxable-equivalent net interest income during the three months ended March 31, 2020. Excluding the impact of the additional day results in an effective decrease in taxable-equivalent net interest income of approximately $2.6 million during the three months ended March 31, 2021. The taxable-equivalent net interest margin decreased 84 basis points from 3.56% during the three months ended March 31, 2020 to 2.72% during the three months ended March 31, 2021.
The decrease in taxable-equivalent net interest income and taxable-equivalent net interest margin during the three months ended March 31, 2021 was primarily related to decreases in the average yields on loans, interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) and taxable securities combined with decreases in the average volumes of tax-exempt and taxable securities and an increase in the average volume of interest-bearing deposit liabilities. The impact of these items was partly offset by increases in the average volumes of loans and interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) combined with decreases in the average cost of interest-bearing deposit liabilities and other borrowed funds.

The average volume of interest-earning assets for the three months ended March 31, 2021 increased $9.0 billion compared to the same period in 2020. The increase in the average volume of interest-earning assets included a $7.3 billion increase in average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve), a $2.7 billion increase in average loans (of which $2.8 billion related to PPP loans, as further discussed below) partly offset by a $477.7 million decrease in average taxable securities, a $238.3 million decrease in average tax-exempt securities and a $226.2 million decrease in average federal funds sold.
The average taxable-equivalent yield on interest-earning assets decreased 106 basis points from 3.84% during the three months ended March 31, 2020 to 2.78% during the three months ended March 31, 2021. The average taxable-equivalent yield on interest-earning assets during 2021 was impacted by the aforementioned changes in market interest rates and changes in the volume and relative mix of interest-earning assets.
The average taxable-equivalent yield on loans decreased 78 basis points from 4.65% during the three months ended March 31, 2020 to 3.87% during the three months ended March 31, 2021. The average taxable-equivalent yield on loans was negatively impacted by lower average market interest rates during the three months ended March 31, 2021 compared to the same period in 2020. The average volume of loans for the three months ended March 31, 2021 increased $2.7 billion, or 17.9%, compared to the same period in 2020. Loans made up approximately 44.4% of average interest-earning assets during the three months ended March 31, 2021 compared to 48.7% during the same period in 2020. In April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. In 2020, we funded $3.3 billion of PPP loans. As of March 31, 2021, approximately $1.4 billion of these 2020 originated PPP loans have been forgiven by the SBA. During the first quarter of 2021, we funded an additional $1.3 billion of PPP loans. During the three months ended March 31, 2021, we recognized $23.5 million in PPP loan related deferred processing fees (net of amortization of related deferred origination costs) as a yield adjustment and this amount is included in interest income on loans. As a result of the inclusion of these net fees in interest income, the average yield on PPP loans was 4.39% during the three months ended March 31, 2021 compared to the stated interest rate of 1.0% on these loans. For PPP loans funded through March 31, 2021, we expect to recognize additional PPP loan related deferred processing fees (net of deferred origination costs) totaling approximately $72.8 million as a yield adjustment over the remaining expected lives of these loans. Of this amount, we expect to recognize approximately 90% in 2021 and the remainder in 2022.
The average taxable-equivalent yield on securities was 3.41% during the three months ended March 31, 2021, decreasing 5 basis points from 3.46% during the same period in 2020. The average yield on taxable securities decreased 30 basis points from 2.36% during the three months ended March 31, 2020 to 2.06% during the three months ended March 31, 2021. The average taxable-equivalent yield on tax-exempt securities increased 2 basis point from 4.07% during the three months ended March 31, 2020 to 4.09% during the three months ended March 31, 2021. Tax exempt securities made up approximately 67.2% of total average securities during the three months ended March 31, 2021 compared to 65.3% during the same period in 2020. The average volume of total securities during the three months ended March 31, 2021 decreased $716.0 million, or 5.5%, compared to the same period in 2020. Securities made up approximately 30.8% of average interest-earning assets during the three months ended March 31, 2021 compared to 42.1% during the same period in 2020. The decrease was primarily related to an increase in the relative proportion of interest-earning assets invested in interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve).
Average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) for the three months ended March 31, 2021 increased $7.3 billion, or 281.5%, compared to the same period in 2020. Interest-bearing deposits made up approximately 24.8% of average interest-earning assets during the three months ended March 31, 2021 compared to 8.4% during the same period in 2020. The increase in the average volume of interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) was primarily due to an increase in the average volume of customer deposits and, to a lesser extent, repurchase agreements. The average yield on interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) was 0.10% during the three months ended March 31, 2021, compared to 1.24 % during the same period in 2020. The average yield on interest-bearing deposits during 2021 was negatively impacted by a decrease in interest rates paid on excess reserves held at the Federal Reserve.
Average federal funds sold and average resell agreements for the three months ended March 31, 2021 decreased $226.2 million, or 97.9%, and $26.3, or 90.9%, respectively, compared to the same period in 2020. Federal funds sold and resell agreements were not a significant component of interest-earning assets during the comparable periods. The average yields on federal funds sold and resell agreements were 0.24% and 0.15%, respectively, during the three months ended March 31, 2021, compared to 1.17% and 1.63%, respectively, during the same period in 2020. The average yields on federal funds sold and resell agreements during 2021 were negatively impacted by lower average market interest rates.

The average rate paid on interest-bearing liabilities was 0.10% during the three months ended March 31, 2021, decreasing 37 basis points from 0.47% during the same period in 2020. Average deposits increased $8.0 billion, or 29.3%, during the three months ended March 31, 2021 compared to the same period in 2020 and included a $3.4 billion increase in average interest-bearing deposits and a $4.6 billion increase in average non-interest bearing deposits. The ratio of average interest-bearing deposits to total average deposits was 56.8% during the three months ended March 31, 2021, compared to 60.8% during the same period in 2020. The average cost of deposits is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-bearing deposits. The average cost of interest-bearing deposits and total deposits was 0.07% and 0.04%, respectively, during the three months ended March 31, 2021 compared to 0.39% and 0.24%, respectively, during the same period in 2020. The average cost of deposits during 2021 was impacted by decreases in the interest rates we pay on most of our interest-bearing deposit products as a result of the aforementioned decreases in market interest rates.
Our net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 2.68% during the three months ended March 31, 2021 compared to 3.37% during same period in 2020. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.
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

	Three Months Ended March 31,
	2021	2020
Credit loss expense (benefit) related to:
Loans	$—	$172,925
Off-balance-sheet credit exposures	65	2,287
Securities held to maturity	(2)	(15)
Total	$63	$175,197
See the section captioned “Allowance for Credit Losses” elsewhere in this discussion for further analysis of credit loss expense related to loans and off-balance-sheet credit exposures.

Non-Interest Income
Total non-interest income for the three months ended March 31, 2021 decreased $119.7 million, or 56.2%, compared to the same period in 2020. Excluding the $109.0 million in net gains on securities transactions during the three months ended March 31, 2020, total non-interest income decreased $10.7 million, or 10.3%, during the three months ended March 31, 2021. Changes in the various components of non-interest income are discussed in more detail below.
Trust and Investment Management Fees. Trust and investment management fees for the three months ended March 31, 2021 increased $841 thousand, or 2.4%, compared to the same period in 2020. Investment management fees are the most significant component of trust and investment management fees, making up approximately 84.1% and 78.7 % of total trust and investment management fees for the first three months of 2021 and 2020, respectively. The increase in trust and investment management fees during the three months ended March 31, 2021 was primarily due to increases in investment management fees (up $2.6 million, or 9.6%) and custody fees (up $422 thousand) partly offset by decreases in estate fees (down $1.0 million), real estate fees (down $748 thousand) and oil and gas fees (down $425 thousand). Investment management fees and other custodial account fees are generally based on the market value of assets within an account and are thus impacted by volatility in the equity and bond markets. The increase in investment management fees was primarily related to higher average equity valuations as well as an increase in the number of accounts. The fluctuations in custody fees, estate fees and real estate fees were primarily related to variation in transaction volumes. The decrease in oil and gas fees was primarily due to a decrease in average production of the underlying wells.
At March 31, 2021, trust assets, including both managed assets and custody assets, were primarily composed of equity securities (45.9% of assets), fixed income securities (33.4% of assets), alternative investments (6.8% of assets) and cash equivalents (8.9% of assets). The estimated fair value of these assets was $39.3 billion (including managed assets of $17.3 billion and custody assets of $22.0 billion) at March 31, 2021, compared to $38.6 billion (including managed assets of $16.9 billion and custody assets of $21.7 billion) at December 31, 2020 and $33.9 billion (including managed assets of $14.6 billion and custody assets of $19.3 billion) at March 31, 2020.
Service Charges on Deposit Accounts. Service charges on deposit accounts for the three months ended March 31, 2021 decreased $2.7 million, or 11.7%, compared to the same period in 2020. The decrease was primarily related to decreases in overdraft/insufficient funds charges on consumer and commercial accounts (down $2.1 million and $849 thousand, respectively). Overdraft/insufficient funds charges totaled $7.5 million ($6.0 million consumer and $1.5 million commercial) during the three months ended March 31, 2021 compared to $10.5 million ($8.1 million consumer and $2.4 million commercial) during the same period in 2020. The decrease in overdraft/insufficient funds charges during the three months ended March 31, 2021 was primarily related to a decrease in the volume of overdrafts relative to the same period in 2020. In April 2021, we implemented a new overdraft grace feature for certain consumer demand deposit accounts whereby no fees will be assessed on overdrafts of $100 or less, subject to certain qualifying conditions such as a minimum direct deposit. Overdraft/insufficient funds charges on consumer accounts during the first quarter of 2021 would have been approximately $1.0 million less had the overdraft grace feature been in effect. The impact on future quarters will depend on future overdraft volumes.
Commercial service charges increased $306 thousand during the three months ended March 31, 2021 compared to the same period in 2020. The increase in commercial service charges was impacted by a lower earnings credit rate partly offset by decreases in the volume of billable services. The earnings credit rate is the value given to deposits maintained by treasury management customers. Earnings credits applied to customer deposit balances offset service fees that would otherwise be charged. Because average market interest rates in 2021 have been lower compared to 2020, deposit balances have become less valuable and are yielding a lower earnings credit.
Insurance Commissions and Fees. Insurance commissions and fees for the three months ended March 31, 2021 increased $828 thousand, or 5.0%, compared to the same period in 2020. The increase was the result of an increase in contingent income (up $1.0 million) partly offset by a decrease in commission income (down $216 thousand). Contingent income totaled $3.7 million during the three months ended March 31, 2021, compared to $2.6 million during the same period in 2020. Contingent income primarily consists of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. These performance related contingent payments are seasonal in nature and are mostly received during the first quarter of each year. This performance related contingent income totaled $3.0 million and $2.0 million during the three months ended March 31, 2021 and 2020, respectively. The increase in performance related contingent income during 2021 was related to growth within the portfolio combined with improvement in the loss performance of insurance policies previously placed. During the first quarter of 2021, a severe weather event in Texas resulted in a significant increase in property and casualty claims and losses. This deterioration in loss performance is expected to impact the determination of performance related contingent payments we receive in 2022; however, such impact is not determinable at this time. Contingent income also includes amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. This benefit plan related contingent income totaled $625 thousand during the three months ended March 31, 2021 compared to $608 thousand during the same period in 2020.
The decrease in commission income was primarily related to decreases in benefit plan commissions and commercial lines property and casualty commissions partly offset by an increase in life insurance commissions. The decreases in benefit plan commissions and commercial lines property and casualty commissions were related to decreased business volumes while the increase in life insurance commissions was related to increased business volumes.
Interchange and Card Transaction Fees. Interchange fees, or “swipe” fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Interchange and card transaction fees consist of income from debit and credit card usage, point of sale income from PIN-based card transactions and ATM service fees. Interchange and card transaction fees are reported net of related network costs.
Net interchange and card transaction fees increased $838 thousand, or 25.7%, primarily due to increased transaction volumes combined with a decrease in network costs. A comparison of gross and net interchange and card transaction fees for the reported periods is presented in the table below.

	Three Months Ended March 31,
	2021	2020
Income from card transactions	$6,392	$5,805
ATM service fees	785	927
Gross interchange and card transaction fees	7,177	6,732
Network costs	3,084	3,477
Net interchange and card transaction fees	$4,093	$3,255
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
Other Charges, Commissions and Fees. Other charges, commissions and fees for the three months ended March 31, 2021 decreased $1.1 million, or 11.3%, compared to the same period in 2020. The decrease was primarily related to a decrease in income from the placement of money market accounts (down $1.2 million), which was impacted by lower average market rates, and a decrease in fees on unused commitments (down $445 thousand), among other things. These items were partly offset by increases in income from the sale of mutual funds (up $231 thousand) and letter of credit fees (up $149 thousand).
Net Gain/Loss on Securities Transactions. No securities were sold during the first quarter of 2021. During the first quarter of 2020, we sold $483.1 million of residential mortgage-backed securities and realized a net gain of $1.9 million on those sales. The proceeds from these sales were reinvested into other residential mortgage-backed securities that had lower pre-payment rates. We also sold $519.1 million of 30-year U.S Treasury securities during the first quarter of 2020 and realized a net gain of $107.1 million on those sales. These U.S. Treasury securities were purchased during the fourth quarter of 2019 to hedge, in effect, against falling interest rates. Prior to their sale, these securities had significant unrealized holding gains as a result of decreases in market interest rates during the first quarter of 2020. We elected to sell these securities to provide liquidity and realize the gains.
Other Non-Interest Income. Other non-interest income for the three months ended March 31, 2021 decreased $9.5 million, or 53.6%, compared to the same period in 2020. Other non-interest income during the three months ended March 31, 2020 included approximately $6.0 million in gains realized on the sale of certain non-hedge related, short-term put options on U.S. Treasury securities with an aggregate notional amount of $500 million. The put options were not exercised and expired in March 2020. The decrease in other non-interest income during the three months ended March 31, 2021 was also partly related to decreases in sundry and other miscellaneous income (down $2.4 million) and public finance underwriting fees (down $957 thousand). Sundry income during the first quarter of 2020 included $2.5 million related to the recovery of prior write-offs. The decrease in public finance underwriting fees was primarily due to a decrease in business volume.

Non-Interest Expense
Total non-interest expense for the three months ended March 31, 2021 decreased $14.0 million, or 6.3%, compared to the same period in 2020. Changes in the various components of non-interest expense are discussed below.
Salaries and Wages. Salaries and wages for the three months ended March 31, 2021 decreased $5.4 million, or 5.4%, compared to the same period in 2020. The decrease was primarily related to an increase in salary costs deferred as loan origination costs (up $3.6 million) primarily in connection with the high volume of PPP loan originations during the first quarter of 2021. Salary costs deferred in connection with loan originations will be recognized as a yield adjustment component of interest income over the remaining terms of these loans. Salaries and wages during the first quarter of 2021 was also impacted by a decrease in salaries, due to a decrease in the number of employees, as well as decreases in incentive compensation and commissions.
Employee Benefits. Employee benefits expense for the three months ended March 31, 2021 decreased $2.4 million, or 9.5%, compared to the same period in 2020. The decrease was primarily related to decreases in certain discretionary benefit plan expenses and expenses related to our defined benefit retirement and restoration plans partly offset by increases in medical benefits expense and payroll taxes, among other things.
Our defined benefit retirement and restoration plans were frozen in 2001 which has helped to reduce the volatility in retirement plan expense. We nonetheless still have funding obligations related to these plans and could recognize additional expense related to these plans in future years, which would be dependent on the return earned on plan assets, the level of interest rates and employee turnover. See Note 12 - Defined Benefit Plans for additional information related to our net periodic pension benefit/cost.
Net Occupancy. Net occupancy expense for the three months ended March 31, 2021 increased $667 thousand, or 2.6%, compared to the same period in 2020. The increase during the three months ended March 31, 2021 was primarily related to increases in depreciation on leasehold improvements (up $695 thousand), lease expense (up $202 thousand) and building depreciation (up $110 thousand), among other things, partly offset by decreases in repairs and maintenance/service contracts expense (down $372 thousand) and utilities expense (down $129 thousand), among other things.
Technology, Furniture and Equipment. Technology, furniture and equipment expense for the three months ended March 31, 2021 increased $2.8 million, or 11.0%, compared to the same period in 2020. The increase was primarily related to increases in cloud services expense (up $2.2 million) and depreciation of furniture and equipment (up $656 thousand).
Deposit Insurance. Deposit insurance expense totaled $2.9 million for the three months ended March 31, 2021 compared to $2.6 million for the three months ended March 31, 2020. The increase was primarily related to an increase in total assets partly offset by a decrease in the assessment rate.
Other Non-Interest Expense. Other non-interest expense for the three months ended March 31, 2021 decreased $10.0 million, or 21.3%, compared to the same period in 2020. The decrease included decreases in advertising/promotions expense (down $3.0 million); travel, meals and entertainment expense (down $2.9 million); professional services expense (down $1.9 million); business development expense (down $1.2 million); and outside computer service expense (down $1.1 million); among other things. The decrease was also partly due to an increase in costs deferred as loan origination costs, up $1.2 million primarily in connection with the high volume of PPP loan originations during the first quarter of 2021. Costs deferred in connection with loan originations will be recognized as a yield adjustment component of interest income over the remaining terms of these loans. The impact of the aforementioned items was partly offset by increases in sundry and other miscellaneous expense (up $1.7 million) and donations expense (up $619 thousand), among other things. Donations expense during the first quarter of 2021 was impacted by a $1.5 million contribution to the Frost Charitable Foundation.

Results of Segment Operations
We are managed under a matrix organizational structure whereby our two primary operating segments, Banking and Frost Wealth Advisors, overlap a regional reporting structure. A third operating segment, Non-Banks, is for the most part the parent holding company, as well as certain other insignificant non-bank subsidiaries of the parent that, for the most part, have little or no activity. A description of each segment, the methodologies used to measure segment financial performance and summarized operating results by segment are described in Note 15 - Operating Segments in the accompanying notes to consolidated financial statements included elsewhere in this report. Segment operating results are discussed in more detail below.
Banking
Net income for the three months ended March 31, 2021 increased $57.6 million, or 110.7%, compared to the same period in 2020. The increase during the three months ended March 31, 2021 was primarily the result of a $175.1 million decrease in credit loss expense and a $9.8 million decrease in non-interest expense partly offset by a $119.6 million decrease in non-interest income, a $3.9 million increase in income tax expense and a $3.8 million decrease in net interest income.
Net interest income for the three months ended March 31, 2021 decreased $3.8 million, or 1.5%, compared to the same period in 2020. The decrease was primarily related to decreases in the average yields on loans, interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) and taxable securities combined with decreases in the average volumes of tax-exempt and taxable securities and an increase in the average volume of interest-bearing deposit liabilities. The impact of these items was partly offset by increases in the average volumes of loans and interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) combined with decreases in the average cost of interest-bearing deposit liabilities and other borrowed funds. Net interest income for the first three months of 2020 was also positively impacted by the additional day as a result of leap year. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.
Credit loss expense for the three months ended March 31, 2021 totaled $63 thousand, compared to $175.2 million for the same period in 2020. See the sections captioned “Credit Loss Expense” and “Allowance for Credit Losses” elsewhere in this discussion for further analysis of credit loss expense related to loans and off-balance-sheet commitments.
Non-interest income for the three months ended March 31, 2021 decreased $119.6 million, or 69.0%, compared to the same period in 2020. Non-interest income for the three months ended March 31, 2020 included a $109.0 million net gain on securities transactions. Excluding the net gain on securities transactions, total non-interest income for the Banking segment decreased $10.6 million, or 16.5%, during the first three months of 2021 compared to the same period in 2020. This decrease was primarily due to decreases in other non-interest income and services charges on deposit accounts, partly offset by increases in interchange and card transaction fees and insurance commissions and fees. Other non-interest income during the three months ended March 31, 2020 included approximately $6.0 million in gains realized on the sale of certain non-hedge related, short-term put options on U.S. Treasury securities with an aggregate notional amount of $500 million. The put options were not exercised and expired in March 2020. The decrease in other non-interest income during the three months ended March 31, 2021 was also partly related to decreases in sundry and other miscellaneous income and public finance underwriting fees. Sundry income during the first quarter of 2020 included $2.5 million related to the recovery of prior write-offs. The decrease in public finance underwriting fees was primarily due to a decrease in business volume. The decrease in service charges on deposit accounts was primarily related to decreases in overdraft/insufficient funds charges on consumer and commercial accounts. The decrease in overdraft/insufficient funds charges was primarily related to a decrease in the volume of overdrafts. The increase in insurance commissions and fees was the result of an increase in contingent income partly offset by a decrease in commission income, which is further discussed below in relation to Frost Insurance Agency. The increase in interchange and card transaction fees was primarily related to an increase in income from card transactions combined with a decrease in network costs partly offset a decrease in ATM service fees. See the analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense decreased $9.8 million, or 5.2%, for the three months ended March 31, 2021, compared to the same period in 2020. The decrease was primarily due to decreases in other non-interest expense, salaries and wages and employee benefits partly offset by increases in technology, furniture and equipment expense, net occupancy expense and deposit insurance expense. The decrease in other non-interest expense included decreases in advertising/promotions expense; travel, meals and entertainment expense; professional services expense; business development expense; and outside computer service expense; among other things. The decrease was also partly due to an increase in costs deferred as loan origination costs, primarily in connection with the high volume of PPP loan originations during the first quarter of 2021. Costs deferred in connection with loan originations will be recognized as a yield adjustment component of interest income over the remaining terms of these loans. The impact of the aforementioned items was partly offset by increases in sundry and other miscellaneous expense and donations expense, among other things. The decrease in salaries and wages was primarily related to an increase in salary costs deferred as loan origination costs primarily in connection with the high volume of PPP loan originations during the first quarter of 2021. Salary costs deferred in connection with loan originations will be recognized as a yield adjustment component of interest income over the remaining terms of these loans. Salaries and wages during the first quarter of 2021 was also impacted by a decrease in salaries, due to a decrease in the number of employees, as well as decreases in incentive compensation and commissions. The decrease in employee benefits was primarily related to decreases in certain discretionary benefit plan expenses and expenses related to our defined benefit retirement and restoration plans partly offset by increases in medical benefits expense and payroll taxes, among other things. The increase in technology, furniture and equipment expense was primarily related to increases in cloud services expense and depreciation of furniture and equipment. The increase in net occupancy expense was primarily related to increases in depreciation on leasehold improvements, lease expense and building depreciation, among other things, partly offset by decreases in repairs and maintenance/service contracts expense and utilities expense, among other things. The increase in deposit insurance expense was primarily related to an increase in total assets partly offset by a decrease the assessment rate. See the analysis of these categories of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.
Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $17.4 million during the three months ended March 31, 2021 compared to $16.6 million during the three months ended March 31, 2020. The increase for the three months ended March 31, 2021 was primarily the result of an increase in performance related contingent income partly offset by a decrease in commission income. The increase in performance related contingent income during 2021 was related to growth within the portfolio combined with improvement in the loss performance of insurance policies previously placed. The decrease in commission income was primarily related to decreases in benefit plan commissions and commercial lines property and casualty commissions partly offset by an increase in life insurance commissions. The decreases in benefit plan commissions and commercial lines property and casualty commissions were related to decreased business volumes while the increase in life insurance commissions was related to increased business volumes. See the analysis of insurance commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Frost Wealth Advisors
Net income for the three months ended March 31, 2021 increased $2.4 million, or 43.6%, compared to the same period in 2020. The increase during the three months ended March 31, 2021 was primarily the result of a $3.6 million decrease in non-interest expense partly offset by a $648 thousand increase in income tax expense, a $391 thousand decrease in net interest income and a $121 thousand decrease in non-interest income.
Net interest income for the three months ended March 31, 2021 decreased $391 thousand, or 44.6%, respectively, compared to the same period in 2020. This decrease was primarily due to a decrease in the average funds transfer prices allocated to the funds provided by Frost Wealth Advisors. The decrease in the average funds transfer price was primarily due to decreases in market interest rates. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.
Non-interest income for the three months ended March 31, 2021 decreased $121 thousand, or 0.3%, compared to the same period in 2020 as a decrease in other charges, commissions and fees was mostly offset by an increase in trust and investment management fees. Trust and investment management fee income is the most significant income component for Frost Wealth Advisors. Investment management fees are the most significant component of trust and investment management fees, making up approximately 84.1% of total trust and investment management fees for the first three months of 2021. The increase in trust and investment management fees during the three months ended March 31, 2021 was primarily due to increases in investment management fees and custody fees partly offset by decreases in estate fees, real estate fees and oil and gas fees. Investment management fees and other custodial account fees are generally based on the market value of assets within an account and are thus impacted by volatility in the equity and bond markets. The increase in investment management fees was primarily related to higher average equity valuations as well as an increase in the number of accounts. The fluctuations in custody fees, estate fees and real estate fees were primarily related to variation in transaction volumes. The decrease in oil and gas fees was primarily due to a decrease in average production of the underlying wells. The decrease in other charges, commissions and fees was primarily related to a decrease in income from the placement of money market accounts, which was impacted by lower average market rates, partly offset by an increase in income from the sale of mutual funds. See the analysis of trust and investment management fees and other charges, commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for the three months ended March 31, 2021 decreased $3.6 million, or 10.7%, compared to the same period in 2020. The decrease during the three months ended March 31, 2021 was primarily due to decreases in other non-interest expense, salaries and wages and employee benefits partly offset by an increase in technology, furniture and equipment expense. The decrease in other non-interest expense included decreases in outside computer service expense; professional services expense; travel, meals and entertainment expense; and business development expense, among other things. The decrease in salaries and wages was primarily related to a decrease in salaries, due to a decrease in the number of employees, as well as decreases in incentive compensation and commissions. The decrease in employee benefits was primarily related to decreases in certain discretionary benefit plan expenses and, to a lesser extent, payroll taxes. The increase in technology, furniture and equipment expense increase was primarily related to an increase in cloud services expense.
Non-Banks
The Non-Banks operating segment had a net loss of $1.6 million during the three months ended March 31, 2021, compared to a net loss of $2.9 million during the same period in 2020. The decrease in the net loss for the three months ended March 31, 2021 was primarily due to decreases in other non-interest expense and net interest expense. The decrease in other non-interest expense was primarily due to decreases in professional services expense and travel, meals and entertainment expense. The decrease in net interest expense, primarily related to decreases in the average rates paid on our long term borrowings. Net income available to common shareholders during 2020 was also impacted by the reclassification of $5.5 million of issuance costs associated with our preferred stock to retained earnings upon redemption of the preferred stock.
Income Taxes
During the three months ended March 31, 2021, we recognized income tax expense of $7.9 million, for an effective tax rate of 6.4%, compared to income tax expense of $3.3 million, for an effective tax rate of 5.7%, for the same period in 2020.
The effective income tax rates differed from the U.S. statutory federal income tax rate of 21% during 2021 and 2020 primarily due to the effect of tax-exempt income from loans, securities and life insurance policies and the income tax effects associated with stock-based compensation, among other things, and their relative proportion to total pre-tax net income. The increase in the effective tax rate during 2021 was primarily related to an increase in pre-tax net income, partly off-set by the impact of higher discrete tax benefits associated with stock-based compensation.
Average Balance Sheet
Average assets totaled $42.5 billion for the three months ended March 31, 2021 representing an increase of $9.0 billion, or 26.8%, compared to average assets for the same period in 2020. Earning assets increased $9.0 billion, or 29.2%, during the first three months of 2021 compared to the same period in 2020. The increase in earning assets was primarily related to a $7.3 billion increase in average interest-bearing deposits and a $2.7 billion increase in average loans partly offset by a $477.7 million decrease in average taxable securities, a $238.3 million decrease in average tax-exempt securities, a $226.2 million decrease in average federal funds sold and a $26.3 million decrease in average resell agreements. Average deposits increased $8.0 billion, or 29.3%, during the first three months of 2021 compared to the same period in 2020. Growth in average deposits was related to increased customer balances, in part related to customers maintaining proceeds from PPP loan funding in their accounts, as well as new customer accounts. The increase included a $4.6 billion increase in non-interest bearing deposits and a $3.4 billion increase in interest-bearing deposit accounts. Average non-interest bearing deposits made up 43.2% and 39.2% of average total deposits during the first three months of 2021 and 2020, respectively.
Loans
Details of our loan portfolio are presented in Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report. Loans increased $408.3 million, or 2.3%, from $17.5 billion at December 31, 2020 to $17.9 billion at March 31, 2021. As further discussed below, during the second quarter of 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Excluding PPP loans, total loans would have otherwise decreased $287.1 million, or 1.9%, from $15.0 billion at December 31, 2020 to $14.8 billion at March 31, 2021, and decreased $577.9 million, or 3.8%, from total loans of $15.3 billion at March 31, 2020, near the beginning of the COVID-19 pandemic. The majority of our loan portfolio is comprised of commercial and industrial loans, energy loans, and real estate loans. Real estate loans include both commercial and consumer balances. Selected details related to our loan portfolio segments are presented below. Refer to our 2020 Form 10-K for a more detailed discussion of our loan origination and risk management processes.
Commercial and Industrial. Commercial and industrial loans decreased $185.1 million, or 3.7%, from $5.0 billion at December 31, 2020 to $4.8 billion at March 31, 2021. Our commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with our loan policy guidelines. The commercial and industrial loan portfolio also includes commercial leases and purchased shared national credits ("SNC"s).

Energy. Energy loans include loans to entities and individuals that are engaged in various energy-related activities including (i) the development and production of oil or natural gas, (ii) providing oil and gas field servicing, (iii) providing energy-related transportation services, (iv) providing equipment to support oil and gas drilling, (v) refining petrochemicals, or (vi) trading oil, gas and related commodities. Energy loans decreased $133.0 million, or 10.8%, from $1.2 billion at December 31, 2020 to $1.1 billion at March 31, 2021. We have recently made efforts to reduce our exposure to energy loans. Nonetheless energy loans remain our largest industry concentration totaling 6.2% of total loans (7.5% excluding PPP loans) at March 31, 2021, down from 7.1% of total loans (8.2%% excluding PPP loans) at December 31, 2020 and 10.2% of total loans at March 31, 2020. The average loan size, the significance of the portfolio and the specialized nature of the energy industry requires a highly prescriptive underwriting policy. Exceptions to this policy are rarely granted. Due to the large borrowing requirements of this customer base, the energy loan portfolio includes participations and SNCs.
Purchased Shared National Credits. Purchased shared national credits are participations purchased from upstream financial organizations and tend to be larger in size than our originated portfolio. Our purchased SNC portfolio totaled $693.7 million at March 31, 2021, decreasing $94.3 million, or 12.0%, from $788.1 million at December 31, 2020. At March 31, 2021, 34.9% of outstanding purchased SNCs were related to the energy industry while 23.4% were related to the construction industry, 14.1% were related to the real estate management industry and 10.2% were related to the financial services industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the energy and commercial and industrial portfolio, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of our customers. As a matter of policy, we generally only participate in SNCs for companies headquartered in or which have significant operations within our market areas. In addition, we must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.
Commercial Real Estate. Commercial real estate loans increased $83.6 million, or 1.2%, from $7.0 billion at December 31, 2020 to $7.1 billion at March 31, 2021. Commercial real estate loans represented 84.3% of total real estate loans at March 31, 2021 compared to 84.1% at December 31, 2020. The majority of our commercial real estate loan portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan. At March 31, 2021, approximately 47.2% of the outstanding principal balance of our commercial real estate loans were secured by owner-occupied properties.
Consumer Real Estate and Other Consumer Loans. The consumer loan portfolio, including all consumer real estate and consumer installment loans, totaled $1.8 billion at both March 31, 2021 and December 31, 2020. Consumer real estate loans decreased $8.6 million, or 0.6%, from December 31, 2020. Combined, home equity loans and lines of credit made up 58.5% and 58.8% of the consumer real estate loan total at March 31, 2021 and December 31, 2020, respectively. We offer home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans. In general, we do not originate 1-4 family mortgage loans; however, from time to time, we may invest in such loans to meet the needs of our customers or for other regulatory compliance purposes. Consumer and other loans decreased $43.9 million, or 8.7%, from December 31, 2020. The consumer and other loan portfolio primarily consists of automobile loans, overdrafts, unsecured revolving credit products, personal loans secured by cash and cash equivalents and other similar types of credit facilities.
Paycheck Protection Program. We have originated loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Loans covered by the PPP may be eligible for loan forgiveness for certain costs incurred related to payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. The remaining loan balance after forgiveness of any amounts is still fully guaranteed by the SBA. Refer to the 2020 Form 10-K for additional details.
During the three months ended March 31, 2021, we recognized approximately $23.5 million in PPP loan related deferred processing fees (net of amortization of related deferred origination costs) as yield adjustments and these amounts are included in interest income on loans during this period. As a result of the inclusion of these net fees in interest income, the average yield on PPP loans was approximately 4.39% during the three months ended March 31, 2021 compared to the stated interest rate of 1.0% on these loans. For PPP loans funded through March 31, 2021, we expect to recognize additional PPP loan related deferred processing fees (net of deferred origination costs) totaling approximately $72.8 million as a yield adjustment over the remaining expected lives of these loans. Of this amount, we expect to recognize approximately 90% in 2021 and the remainder in 2022.

Accruing Past Due Loans. Accruing past due loans are presented in the following table. Also see Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report.

		Accruing Loans 30-89 Days Past Due			Accruing Loans 90 or More Days Past Due		Total Accruing Past Due Loans
	Total Loans	Amount		Percent of Loans in Category	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category
March 31, 2021
Commercial and industrial	$4,770,228	$23,152		0.49%	$7,547	0.16%	$30,699	0.65%
Energy	1,102,209	7,491		0.68	1,086	0.10	8,577	0.78
Paycheck Protection Program	3,129,244			—	—	—	—	—
Commercial real estate:
Buildings, land and other	5,867,036	26,272		0.45	5,045	0.09	31,317	0.54
Construction	1,236,994	22,726		1.84	—	—	22,726	1.84
Consumer real estate	1,322,154	5,973		0.45	2,826	0.21	8,799	0.66
Consumer and other	461,786	3,197		0.69	430	0.09	3,627	0.78
Total	$17,889,651	$88,811	88811000	0.50	$16,934	0.09	$105,745	0.59
Excluding PPP loans	$14,760,407	$88,811		0.60	$16,934	0.11	$105,745	0.71
December 31, 2020
Commercial and industrial	$4,955,341	$45,126		0.91%	$5,615	0.11%	$50,741	1.02%
Energy	1,235,198	10,037		0.81	3,696	0.30	13,733	1.11
Paycheck Protection Program	2,433,849	—		—	—	—	—	—
Commercial real estate:
Buildings, land and other	5,796,653	18,959		0.33	1,275	0.02	20,234	0.35
Construction	1,223,814	856		0.07	—	—	856	0.07
Consumer real estate	1,330,774	8,084		0.61	2,469	0.19	10,553	0.80
Consumer and other	505,680	5,537		1.09	1,233	0.24	6,770	1.33
Total	$17,481,309	$88,599		0.51	$14,288	0.08	$102,887	0.59
Excluding PPP loans	$15,047,460	$88,599		0.59	$14,288	0.09	$102,887	0.68
Accruing past due loans at March 31, 2021 increased $2.9 million compared to December 31, 2020. The increase was primarily related to increases in past due construction and non-construction related commercial real estate loans (up $21.9 million and $11.1 million, respectively) mostly offset by decreases in past due commercial and industrial loans (down $20.0 million) and to a lesser extent past due energy loans (down $5.2 million), past due consumer and other loans (down $3.1 million) and past due consumer real estate loans (down $1.8 million).
Non-Accrual Loans. Non-accrual loans are presented in the tables below. Also see in Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report.

	March 31, 2021			December 31, 2020
		Non-Accrual Loans			Non-Accrual Loans
	Total Loans	Amount	Percent of Loans in Category	Total Loans	Amount	Percent of Loans in Category
Commercial and industrial	$4,770,228	$18,509	0.39%	$4,955,341	$19,849	0.40%
Energy	1,102,209	16,042	1.46	1,235,198	23,168	1.88
Paycheck Protection Program	3,129,244	—	—	2,433,849	—	—
Commercial real estate:
Buildings, land and other	5,867,036	14,246	0.24	5,796,653	15,737	0.27
Construction	1,236,994	1,653	0.13	1,223,814	1,684	0.14
Consumer real estate	1,322,154	508	0.04	1,330,774	993	0.07
Consumer and other	461,786	18	—	505,680	18	—
Total	$17,889,651	$50,976	0.28	$17,481,309	$61,449	0.35
Excluding PPP loans	$14,760,407	$50,976	0.35	$15,047,460	$61,449	0.41
Allowance for credit losses on loans		$261,258			$263,177
Ratio of allowance for credit losses on loans to non-accrual loans		512.51%			428.29%

Non-accrual loans at March 31, 2021 decreased $10.5 million from December 31, 2020 primarily due to a decrease in non-accrual energy loans and, to a lesser extent, decreases in commercial and industrial loans and non-construction related commercial real estate loans. The decrease in non-accrual energy loans was related to principal payments and, to a lesser extent, the recognition of charge-offs.
Generally, loans are placed on non-accrual status if principal or interest payments become 90 days past due and/or management deems the collectibility of the principal and/or interest to be in question, as well as when required by regulatory requirements. Once interest accruals are discontinued, accrued but uncollected interest is charged to current year operations. Subsequent receipts on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Classification of a loan as non-accrual does not preclude the ultimate collection of loan principal or interest. Non-accrual commercial and industrial loans included one credit relationship in excess of $5.0 million totaling $8.7 million at March 31, 2021. This credit relationship was previously reported as non-accrual with an aggregate balance of $9.0 million at December 31, 2020. Non-accrual energy loans included one credit relationship in excess of $5 million totaling $14.7 million at March 31, 2021. This credit relationship was previously reported as non-accrual with an aggregate balance of $20.1 million at December 31, 2020. The decrease in the aggregate balance of this credit relationship was related to principal payments made by the borrower. Non-accrual real estate loans primarily consist of land development, 1-4 family residential construction credit relationships and loans secured by office buildings and religious facilities. There were no non-accrual commercial real estate loans in excess of $5.0 million at March 31, 2021 or December 31, 2020.
Certain borrowers are currently unable to meet their contractual payment obligations because of the adverse effects of COVID-19. The COVID-19 pandemic has contributed to an increased risk of delinquencies, defaults and foreclosures. As a result of the COVID-19 pandemic, a significant number and amount of our loans have experienced ratings downgrades, credit deterioration and defaults. We have a significant amount of loans in certain industries that have been particularly impacted. These include energy, retail/strip centers, hotels/lodging, restaurants, entertainment and commercial real estate, among others. See additional information about the effects of and risks associated with the COVID-19 pandemic in our 2020 Form 10-K.
Allowance for Credit Losses
In the case of loans and securities, allowances for credit losses are contra-asset valuation accounts, calculated in accordance with Accounting Standards Codification (“ASC”) Topic 326 (“ASC 326”) Financial Instruments - Credit Losses, that are deducted from the amortized cost basis of these assets to present the net amount expected to be collected. In the case of off-balance-sheet credit exposures, the allowance for credit losses is a liability account, calculated in accordance with ASC 326, reported as a component of accrued interest payable and other liabilities in our consolidated balance sheets. The amount of each allowance account represents management's best estimate of current expected credit losses (“CECL”) on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. While management utilizes its best judgment and information available, the ultimate adequacy of our allowance accounts is dependent upon a variety of factors beyond our control, including the performance of our portfolios, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets. See our 2020 Form 10-K for additional information regarding our accounting policies related to credit losses.

Allowance for Credit Losses - Loans. The table below provides, as of the dates indicated, an allocation of the allowance for loan losses by loan portfolio segment; however, allocation of a portion of the allowance to one segment does not preclude its availability to absorb losses in other segments.

	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans	Total Loans	Ratio of Allowance Allocated to Loans in Each Category
March 31, 2021
Commercial and industrial	$70,892	26.7%	$4,770,228	1.49%
Energy	33,472	6.2	1,102,209	3.04
Paycheck Protection Program	—	17.5	3,129,244	—
Commercial real estate	144,440	39.7	7,104,030	2.03
Consumer real estate	5,636	7.3	1,322,154	0.43
Consumer and other	6,818	2.6	461,786	1.48
Total	$261,258	100.0%	$17,889,651	1.46
Excluding PPP loans	$261,258		$14,760,407	1.77
December 31, 2020
Commercial and industrial	$73,843	28.4%	$4,955,341	1.49%
Energy	39,553	7.1	1,235,198	3.20
Paycheck Protection Program	—	13.9	2,433,849	—
Commercial real estate	134,892	40.1	7,020,467	1.92
Consumer real estate	7,926	7.6	1,330,774	0.60
Consumer and other	6,963	2.9	505,680	1.38
Total	$263,177	100.0%	$17,481,309	1.51
Excluding PPP loans	$263,177		$15,047,460	1.75
The allowance allocated to commercial and industrial loans totaled $70.9 million, or 1.49% of total commercial and industrial loans, at March 31, 2021 decreasing $3.0 million, or 4.0%, compared to $73.8 million, or 1.49% of total commercial and industrial loans on December 31, 2020. Modeled expected credit losses decreased $10.8 million while Q-Factor and other qualitative adjustments related to commercial and industrial loans increased $8.1 million. Specific allocations for commercial and industrial loans that were evaluated for expected credit losses on an individual basis decreased from $5.3 million at December 31, 2020 to $5.1 million at March 31, 2021. The allowance allocated to energy loans totaled $33.5 million, or 3.04% of total energy loans, at March 31, 2021 decreasing $6.1 million, or 15.4%, compared to $39.6 million, or 3.20% of total energy loans on December 31, 2020. Modeled expected credit losses related to energy loans increased $2.7 million while Q-Factor and other qualitative adjustments related to energy loans decreased $6.2 million. Specific allocations for energy loans that were evaluated for expected credit losses on an individual basis totaled $6.9 million at March 31, 2021 decreasing $2.6 million, or 27.2%, compared to $9.4 million on December 31, 2020. The decrease in specific allocations was partly related to principal payments received on certain loans and partly related to the recognition of charge-offs on certain other loans. The allowance allocated to commercial real estate loans totaled $144.4 million, or 2.03% of total commercial real estate loans, at March 31, 2021 increasing $9.5 million, or 7.1%, compared to $134.9 million, or 1.92% of total commercial real estate loans on December 31, 2020. Modeled expected credit losses related to commercial real estate loans decreased $84.3 million while Q-Factor and other qualitative adjustments related to commercial real estate loans increased $94.1 million. Specific allocations for commercial real estate loans that were evaluated for expected credit losses on an individual basis decreased from $513 thousand on December 31, 2020 to $250 thousand at March 31, 2021. The allowance allocated to consumer real estate loans totaled $5.6 million, or 0.43% of total consumer real estate loans, at March 31, 2021 decreasing $2.3 million, or 28.9%, compared to $7.9 million, or 0.60% of total consumer real estate loans on December 31, 2020. Modeled expected credit losses related to consumer real estate loans decreased $2.3 million while Q-Factor and other qualitative adjustments related to consumer real estate loans increased $28 thousand. The allowance allocated to consumer loans totaled $6.8 million, or 1.48% of total consumer loans, at March 31, 2021 decreasing $145 thousand, or 2.1%, compared to $7.0 million, or 1.38% of total consumer loans on December 31, 2020. Modeled expected credit losses related to consumer loans decreased $151 thousand while Q-Factor and other qualitative adjustments related to consumer loans increased $6 thousand.
As more fully described in our 2020 Form 10-K, we measure expected credit losses over the life of each loan utilizing a combination of models which measure probability of default and loss given default, among other things. The measurement of expected credit losses is impacted by loan/borrower attributes and certain macroeconomic variables. Models are adjusted to reflect current impact of certain macroeconomic variables as well as their expected changes over a reasonable and supportable forecast period.

In estimating expected credit losses as of March 31, 2021, we utilized the Moody’s Analytics March 2021 Consensus Scenario (the “March 2021 Consensus Scenario”) to forecast the macroeconomic variables used in our models. The March 2021 Consensus Scenario was based on the review of a variety of surveys of baseline forecasts of the U.S. economy. The March 2021 Consensus Scenario projections included, among other things, (i) U.S. Gross Domestic Product (“GDP”) annualized quarterly growth rates of 6.5%, 6.7% and 4.8% in the second, third and fourth quarters of 2021, respectively, followed by annualized quarterly growth rates in the range of 2.0% to 3.2% during 2022 and 2.32% through the end of the forecast period in the first quarter of 2023; (ii) a U.S. unemployment rate of 6.2% in the second quarter of 2021 improving to 5.4% by the fourth quarter of 2021 and 4.4% by the end of the forecast period in the first quarter of 2023 with Texas unemployment rates slightly higher at those dates; and (iii) an average 10 year Treasury rate of 1.6% in the second quarter of 2021, increasing to average projected rates of 1.7% during the second half of 2021, 1.8% during 2022, and 1.9% by the end of the forecast period in the first quarter of 2023. The March 2021 Consensus Scenario also projected average quarterly oil prices of $54 to $55 per barrel through the end of the fourth quarter of 2021 and average quarterly oil prices of $56 to $57 per barrel during 2022 and through the end of the forecast period in the first quarter of 2023.
In estimating expected credit losses as of December 31, 2020, we utilized the Moody’s Analytics December 2020 Baseline Scenario (the “December 2020 Baseline Scenario”) to forecast the macroeconomic variables used in our models. The December 2020 Baseline Scenario was based on the review of a variety of surveys of baseline forecasts of the U.S. economy. The December Baseline Scenario projections included, among other things, (i) U.S. GDP annualized quarterly growth rate of 4.6% for the fourth quarter of 2020 followed by projected annualized quarterly growth rates in the range of approximately 3.0% to 8.0% during 2021 and 6.0% to 7.5% through the end of the forecast period in the fourth quarter of 2022; (ii) a U.S. unemployment rate of 6.7% in the fourth quarter of 2020 and an average projected rate of 7.0% in 2021 and 6.0% in 2022, with the fourth quarter of 2022 projected to be 5.4% (Texas unemployment rates are projected to be slightly less for those periods); and (iii) an average 10 year Treasury rate of 0.79% in the fourth quarter of 2020, increasing to an average projected rate of 1.05% in 2021 and 2.04% in 2022. The December 2020 Baseline Scenario also projected average oil prices of $40 per barrel in the fourth quarter of 2020, $45 per barrel on average for the year in 2021 and $55 per barrel on average for the year in 2022, with the fourth quarter of 2022 projected to be $59 per barrel.
The overall loan portfolio, excluding PPP loans which are fully guaranteed by the SBA, decreased $287.1 million, or 1.9%, which included a $185.1 million, or 3.7%, decrease in commercial and industrial loans, a $133.0 million, or 10.8%, decrease in energy loans, a $43.9 million, or 8.7%, decrease in consumer and other loans and an $8.6 million, or 0.6%, decrease in consumer real estate loans partly offset by an $83.6 million, or 1.2%, increase in commercial real estate loans. The weighted average risk grade for commercial and industrial loans increased slightly to 6.48 at March 31, 2021 compared to 6.45 at December 31, 2020. Commercial and industrial loans graded “watch” and “special mention” (risk grades 9 and 10) decreased $51.5 million during the first three months of 2021 while classified commercial and industrial loans increased $4.6 million. Classified loans consist of loans having a risk grade of 11, 12 or 13. The weighted-average risk grade for energy loans increased to 6.99 at March 31, 2021 from 6.85 at December 31, 2020. The increase in the weighted average risk grade was primarily related to a $5.4 million increase in classified energy loans while pass grade energy loans decreased $68.7 million. Furthermore the weighted-average risk grade of pass grade energy loans increased from 5.99 at December 31, 2020 to 6.29 at March 31, 2021. The weighted average risk grade for commercial real estate loans decreased to 7.28 at March 31, 2021 from 7.32 at December 31, 2020. Pass grade commercial real estate loans increased $92.9 million while commercial real estate loans graded as “watch” and “special mention” decreased $10.7 million while classified commercial real estate loans increased $1.4 million.
As noted above our credit loss models utilized the economic forecasts in the Moody’s Consensus Scenario for March 2021 for our estimated expected credit losses as of March 31, 2021 and the Moody’s Baseline Scenario for December 2020 for our estimate of expected credit losses as of December 31, 2020. We qualitatively adjusted the model results based on these scenarios for various risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These Q-Factor adjustments are discussed below.
Q-Factor adjustments are based upon management judgment and current assessment as to the impact of risks related to changes in lending policies and procedures; economic and business conditions; loan portfolio attributes and credit concentrations; and external factors, among other things, that are not already captured within the modeling inputs, assumptions and other processes. Management assesses the potential impact of such items within a range of severely negative impact to positive impact and adjusts the modeled expected credit loss by an aggregate adjustment percentage based upon the assessment. As a result of this assessment as of March 31, 2021, modeled expected credit losses were adjusted upwards by a weighted-average Q-Factor adjustment of approximately 1.2%, unchanged from approximately 1.2% at December 31, 2020. The weighted-average Q-Factor adjustment at March 31, 2021 was based on a positive expected impact related to changes in lending policies, procedures and underwriting standards; a limited negative expected impact associated with changes in loan portfolio attributes and concentrations, changes in risk grades, changes in the volumes and severity of loan delinquencies and adverse classifications and potential deterioration of collateral values; and a severely negative impact from other risk factors associated with our commercial real estate construction and land loan portfolios, particularly the risks related to expected extensions.
In the first quarter of 2020, unprecedented economic conditions due to the COVID-19 pandemic and oil and gas price volatility resulted in significant spikes in the unemployment rate and the level of unemployment claims as well as severe declines in the level of the U.S. and Texas GDPs, among other things. In some cases, our expected credit loss models consider these economic variables on a three- to four-quarter lag basis. As of March 31, 2021, the significant spikes in several of these variables are no longer impacting our model results; however, as the economy has entered recovery, the models are now being impacted by exceptionally positive changes in certain variables which has resulted in lower estimates of expected credit losses. Notwithstanding the foregoing, management believes there are still significant headwinds impacting the recovery of the U.S. and Texas economies and certain categories of our loan portfolio. As a result, we have provided additional qualitative adjustments for certain categories of loans, as further described below.
As of March 31, 2021, we provided an additional qualitative adjustment for our energy production loan portfolio. This adjustment was estimated based on borrowing base determinations for our energy production loans using current engineering valuations and a projected oil price deck of $36 for 2021 and increasing to $40 for 2022. We also perform an analysis of our customers' secondary sources of capital. Through this process at March 31, 2021, we estimated an aggregate borrowing base deficiency on energy production loans totaling approximately $26.4 million. Management believes that the aggregate borrowing base deficiency amount should serve as the appropriate level of expected credit losses for energy production loans. Accordingly, this resulted in an additional qualitative adjustment of approximately $13.9 million for energy production loans at March 31, 2021. Using a similar methodology, as described in our 2020 From 10-K, we provided an additional qualitative adjustment for energy production loans of approximately $21.1 million at December 31, 2020.
We performed a separate assessment of other non-production energy loans which are primarily made up of borrowers associated with oilfield services such as transportation and logistics; equipment manufacturing and other services, among other things. This assessment included a review of customer liquidity and cash flows as well as various debt ratios. Through this review, we were able to identify a small pool of borrowers that management considered to have an elevated level of risk. As a result of this elevated level of risk, management provided an additional qualitative adjustment for other non-production energy loans of approximately $1.0 million at March 31, 2021. No additional qualitative adjustment for non-production energy loans was made as of December 31, 2020.
Our Commercial Real Estate Oversight Council, in its oversight and assessment of the credit quality of our commercial real estate loan portfolios, believes these portfolios continue to have an elevated level of risk notwithstanding recent economic stimulus efforts by federal and state governments. As of March 31, 2021, we provided additional qualitative adjustments totaling $102.7 million for various categories of our commercial real estate loan portfolio. This amount includes $45.7 million for non-owner-occupied commercial real estate loans, $42.2 million for owner-occupied commercial real estate loans and $14.8 million for commercial real estate construction loans. These additional qualitative adjustments are largely related to the on-going effects of the COVID-19 pandemic, as further discussed below and, to a lesser extent, to compensate for the effect of the exceptionally positive changes in certain economic variables used by our credit loss models which has resulted in significantly lower estimates of expected credit losses, beyond a level that management deems appropriate given the significant headwinds management believes are still impacting the recovery of the U.S. and Texas economies and certain categories of our loan portfolio.
The COVID-19 pandemic has resulted in a significant decrease in commercial activity throughout the State of Texas as well as nationally. Efforts to limit the spread of COVID-19 led to the closure of non-essential businesses, travel restrictions, supply chain disruptions and prohibitions on public gatherings, among other things, throughout many parts of the United States and, in particular, the markets in which we operate. Nonetheless, by late 2020, the markets in which we operate had substantially reopened. Aside from the energy industry, which is discussed above, we lend to customers operating in certain other industries (detailed in the table below) that have been, and are expected to continue to be, more significantly impacted by the effects of the COVID-19 pandemic. We are continuing to monitor customers in these industries closely. In assessing these portfolios for an additional qualitative adjustment, we performed a comprehensive review of the financial condition and overall outlook of the borrowers within these portfolios. Based on this analysis, we determined that there continues to be an elevated level of risk associated with these industries. As a result, we provided an additional qualitative adjustment related to the effects of the COVID-19 pandemic totaling $60.4 million as of March 31, 2021, of which $57.0 million was allocated to commercial real estate loans and included in the totals detailed above. As of December 31, 2020, we provided a similar additional qualitative adjustment totaling $47.1 million, the details of which are described in our 2020 Form 10-K.

These industries that management believes are particularly impacted by the effects of the COVID-19 pandemic are presented in the following table as of March 31, 2021 and December 31, 2020 and include amounts reported as both commercial and industrial loans and commercial real estate loans while PPP loans are excluded.

March 31, 2021	Outstanding Balance	Percentage of Total Loans, Excluding PPP Loans	Allocated Allowance	Allocated Allowance as a Percentage of Outstanding Balance
Retail/strip centers	$871,205	5.90%	$20,720	2.38%
Hotels/lodging	286,331	1.94	27,135	9.48
Restaurants	276,461	1.87	22,714	8.22
Entertainment	118,045	0.80	5,436	4.61
Total	$1,552,042	10.51%	$76,005	4.90%
December 31, 2020
Retail/strip centers	$916,633	6.09%	$21,049	2.30%
Hotels/lodging	268,825	1.79	24,546	9.13
Restaurants	277,054	1.84	20,617	7.44
Entertainment	126,266	0.84	6,151	4.87
Total	$1,588,778	10.56%	$72,363	4.55%
As of March 31, 2021, we provided an additional qualitative adjustment for our commercial and industrial loan portfolio totaling $10.4 million, of which $3.4 million was included in the $60.4 million additional qualitative adjustment for COVID-19 impacted industries discussed above. The remaining $7.0 million was provided based upon management's assessment of the risk associated with the long-term sustainability of borrowers within our small business commercial and industrial portfolio. The majority of these borrowers have been bolstered by recent PPP funding from the SBA which has helped them to sustain their operations amid on-going pandemic-related shutdowns and other restrictions. Nonetheless, management believes there is a significant amount of uncertainty associated with the long-term viability of many of these businesses when this government supplemented funding runs out. Furthermore, on March 27, 2021, the COVID-19 Bankruptcy Relief Extension Act of 2021 was enacted, extending the bankruptcy relief provisions enacted in the CARES Act of 2020 until March 27, 2022. These provisions provide financially distressed small businesses and individuals greater access to bankruptcy relief.
Additional information related to credit loss expense and net (charge-offs) recoveries is presented in the table below. Also see Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report.

	Credit Loss Expense (Benefit)	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans
Three months ended:
March 31, 2021
Commercial and industrial	$(1,965)	$(986)	$4,816,537	(0.08)%
Energy	(5,801)	(280)	1,169,168	(0.10)
Paycheck Protection Program	—	—	2,831,085	—
Commercial real estate	8,922	626	7,072,932	0.04
Consumer real estate	(2,722)	432	1,328,590	0.13
Consumer and other	1,566	(1,711)	465,605	(1.49)
Total	$—	$(1,919)	$17,683,917	(0.04)
Excluding PPP loans	$—	$(1,919)	$14,852,832	(0.05)
March 31, 2020
Commercial and industrial	21,950	$(2,654)	$5,299,793	(0.20)
Energy	110,006	(33,734)	1,611,254	(8.42)
Paycheck Protection Program	—	—	—	—
Commercial real estate	34,761	40	6,364,428	—
Consumer real estate	1,570	95	1,205,497	0.03
Consumer and other	4,638	(2,393)	514,203	(1.87)
Total	$172,925	$(38,646)	$14,995,175	(1.04)
Excluding PPP loans	$172,925	$(38,646)	$14,995,175	(1.04)

We did not record any credit loss expense related to loans for the three months ended March 31, 2021 while credit loss expense related to loans totaled $172.9 million for the same period in 2020. Credit loss expense related to loans during the first quarter of 2021 primarily reflects improvements in forecasted economic conditions and oil price trends relative to the prevailing conditions in 2020. Credit loss expense related to loans during the first quarter of 2020 reflected the uncertain future impacts associated with the COVID-19 pandemic and the significant volatility in oil prices. Credit loss expense during the first quarter of 2020 also reflected the level of net charge-offs, the expected deterioration in credit quality and other changes within the loan portfolio. The ratio of the allowance for credit losses on loans to total loans was 1.46% (1.77% excluding PPP loans) at March 31, 2021 compared to 1.51% (1.75% excluding PPP loans) at December 31, 2020. Management believes the recorded amount of the allowance for credit losses on loans is appropriate based upon management’s best estimate of current expected credit losses within the existing portfolio of loans. Should any of the factors considered by management in making this estimate change, our estimate of current expect credit losses could also change, which could affect the level of future credit loss expense related to loans.
Allowance for Credit Losses - Off-Balance-Sheet Credit Exposures. The allowance for credit losses on off-balance-sheet credit exposures totaled approximately $44.2 million at both March 31, 2021 and December 31, 2020. The level of the allowance for credit losses on off-balance-sheet credit exposures depends upon the volume of outstanding commitments, underlying risk grades, the expected utilization of available funds and forecasted economic conditions impacting our loan portfolio. Our policies and methodology used to estimate the allowance for credit losses on off-balance-sheet credit exposures are further described in our 2020 Form 10-K. Credit loss expense related to off-balance-sheet credit exposures totaled $65 thousand during the first three months of 2021 compared to $2.3 million during the same period in 2020.
Capital and Liquidity
Capital. Shareholders’ equity totaled $4.3 billion at both March 31, 2021 and December 31, 2020. In addition to net income of $116.0 million, other sources of capital during the three months ended March 31, 2021 included $29.4 million in proceeds from stock option exercises and $2.5 million related to stock-based compensation. Additionally, we issued $1.7 million of common stock held in treasury to our 401(k) plan in connection with matching contributions. Uses of capital during the three months ended March 31, 2021 included other comprehensive loss, net of tax, of $125.2 million; $48.3 million of dividends paid on preferred and common stock; and $1.3 million of treasury stock purchases.
The accumulated other comprehensive income/loss component of shareholders’ equity totaled a net, after-tax, unrealized gain of $387.7 million at March 31, 2021 compared to $513.0 million at December 31, 2020. The change was primarily due to a $126.2 million net, after-tax, decrease in the net unrealized gain on securities available for sale.
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
We paid a quarterly dividend of $0.72 and $0.71 per common share during the first quarters of 2021 and 2020, respectively. This equates to a common stock dividend payout ratio of 40.5% and 95.2% during the first three months of 2021 and 2020, respectively. Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our capital stock may be impacted by certain restrictions described in Note 7 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.
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
Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On January 27, 2021 our board of directors authorized a $100.0 million stock repurchase program, allowing us to repurchase shares of our common stock over a one-year period from time to time at various prices in the open market or through private transactions. No shares were repurchased under this plan during the first three months of 2021. Under a prior plan, we repurchased 177,834 shares at a total cost of $13.7 million during 2020. See Note 7 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements and Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds, each included elsewhere in this report.
Liquidity. As more fully discussed in our 2020 Form 10-K, our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. Our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings as well as maturities of securities and loan amortization. As of March 31, 2021, we had approximately $11.1 billion held in an interest-bearing account at the Federal Reserve. We also have the ability to borrow funds as a member of the Federal Home Loan Bank (“FHLB”). As of March 31, 2021, based upon available, pledgeable collateral, our total borrowing capacity with the FHLB was approximately $2.9 billion. Furthermore, at March 31, 2021, we had approximately $7.4 billion in securities that were unencumbered by a pledge and could be used to support additional borrowings through repurchase agreements or the Federal Reserve discount window, as needed.
Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 7 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At March 31, 2021, Cullen/Frost had liquid assets, including cash and resell agreements, totaling $407.8 million.
Accounting Standards Updates
See Note 17 - Accounting Standards Updates in the accompanying notes to consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on our financial statements.

Consolidated Average Balance Sheets and Interest Income Analysis - Year To Date
(Dollars in thousands - taxable-equivalent basis)

	March 31, 2021			March 31, 2020
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$9,864,811	$2,433	0.10%	$2,585,692	$8,125	1.24%
Federal funds sold	4,963	3	0.24	231,181	683	1.17
Resell agreements	2,636	1	0.15	28,953	119	1.63
Securities:
Taxable	4,017,748	20,028	2.06	4,495,407	26,030	2.36
Tax-exempt	8,229,643	78,576	4.09	8,467,982	81,577	4.07
Total securities	12,247,391	98,604	3.41	12,963,389	107,607	3.46
Loans, net of unearned discounts	17,683,917	168,638	3.87	14,995,175	173,378	4.65
Total Earning Assets and Average Rate Earned	39,803,718	269,679	2.78	30,804,390	289,912	3.84
Cash and due from banks	530,954			542,890
Allowance for credit losses on loans and securities	(267,233)			(131,317)
Premises and equipment, net	1,045,943			1,022,413
Accrued interest and other assets	1,416,614			1,295,784
Total Assets	$42,529,996			$33,534,160

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$14,175,196			$10,119,185
Correspondent banks	251,188			238,888
Public funds	882,991			379,151
Total non-interest-bearing demand deposits	15,309,375			10,737,224
Interest-bearing deposits:
Private accounts
Savings and interest checking	9,093,858	342	0.01	7,030,285	396	0.02
Money market deposit accounts	9,191,618	1,674	0.07	7,874,446	9,696	0.50
Time accounts	1,133,011	1,475	0.53	1,109,076	4,612	1.67
Public funds	678,107	26	0.02	640,208	1,349	0.85
Total interest-bearing deposits	20,096,594	3,517	0.07	16,654,015	16,053	0.39
Total deposits	35,405,969			27,391,239
Federal funds purchased	40,614	8	0.08	27,150	79	1.15
Repurchase agreements	1,839,982	395	0.09	1,232,156	2,958	0.95
Junior subordinated deferrable interest debentures	136,366	646	1.89	136,308	1,205	3.54
Subordinated notes	99,046	1,164	4.70	98,889	1,164	4.71
Total Interest-Bearing Funds and Average Rate Paid	22,212,602	5,730	0.10	18,148,518	21,459	0.47
Accrued interest and other liabilities	713,002			639,874
Total Liabilities	38,234,979			29,525,616
Shareholders’ Equity	4,295,017			4,008,544
Total Liabilities and Shareholders’ Equity	$42,529,996			$33,534,160
Net interest income		$263,949			$268,453
Net interest spread			2.68%			3.37%
Net interest income to total average earning assets			2.72%			3.56%
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
Refer to the discussion of market risks included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the 2020 Form 10-K. There has been no significant change in the types of market risks we face since December 31, 2020.
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
For modeling purposes, as of March 31, 2021, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 3.4% and 8.6%, respectively, relative to the flat-rate case over the next 12 months, while a 25 basis point ratable decrease in interest rates would result in a negative variance in net interest income of 1.8% relative to the flat-rate case over the next 12 months. For modeling purposes, as of December 31, 2020, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 2.3% and 6.2%, respectively, relative to the flat-rate case over the next 12 months, while a 25 basis point ratable decrease in interest rates would result in a negative variance in net interest income of 1.8% relative to the flat-rate case over the next 12 months. Both the March 31, 2021 and December 31, 2020 model simulations for increased interest rates were impacted by the assumption, for modeling purposes, that we will begin to pay interest on commercial demand deposits (those not already receiving an earnings credit rate) in the second and first quarters of 2021, respectively, as further discussed below. The likelihood of a decrease in interest rates beyond 25 basis points as of March 31, 2021 and December 31, 2020 was considered remote given prevailing interest rate levels.
The model simulations as of March 31, 2021 indicate that our projected balance sheet is more asset sensitive in comparison to our balance sheet as of December 31, 2020. The increased asset sensitivity was primarily due to an increase in the relative proportion of interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) and federal funds sold to projected average interest-earning assets. Interest-bearing deposits and federal funds sold are more immediately impacted by changes in interest rates in comparison to our other categories of earning assets.
We do not currently pay interest on a significant portion of our commercial demand deposits. Any interest rate that would ultimately be paid on these commercial demand deposits would likely depend upon a variety of factors, some of which are beyond our control. Our modeling simulations as of March 31, 2021 and December 31, 2020 assume a moderate pricing structure with regards to interest payments on commercial demand deposits (those not already receiving an earnings credit) with interest payments assumed to begin in the second and first quarters of 2021, respectively. This moderate pricing structure on commercial demand deposits assumes a deposit pricing beta of 25%. The pricing beta is a measure of how much deposit rates reprice, up or down, given a defined change in market rates.
As of March 31, 2021, the effects of a 200 basis point increase and a 25 basis point decrease in interest rates on our derivative holdings would not result in a significant variance in our net interest income.
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
Item 1A. Risk Factors
There has been no material change in the risk factors disclosed under Item 1A. of our 2020 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases we made or were made on our behalf or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended March 31, 2021. Dollar amounts in thousands.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plan at the End of the Period
January 1, 2021 to January 31, 2021	—		$—	—	$100,000
February 1, 2021 to February 28, 2021	—		—	—	100,000
March 1, 2021 to March 31, 2021	11,625	(1)	110.76	—	100,000
Total	11,625			—

(1)Repurchases made in connection with the vesting of certain share awards.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
On April 28, 2021, we terminated our various change-in-control agreements with certain executive officers and adopted an executive change-in-control severance plan in place thereof. Under the plan, each participant could receive, upon the effectiveness of a qualifying termination of employment and execution of a general release of claims, a cash severance payment equal to the product of the applicable severance multiple (two to three depending on the participant) and the sum of such participant's base salary and the target bonus. In addition, upon such a qualifying termination, a participant is eligible to receive a pro rata target bonus for the applicable performance period in which the qualifying termination occurs and continuation in certain welfare benefit programs at active employee rates for a designated period of time (two to three years post-termination depending on the participant).
The information set forth above is included herewith for the purpose of providing the disclosure required under “Item 5.02 - Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K.

Item 6. Exhibits
(a) Exhibits

Exhibit Number	Description
10.1(1)	Executive Change-in-Control Severance Plan
31.1	Rule 13a-14(a) Certification of the Corporation's Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Corporation's Chief Financial Officer
32.1(2)	Section 1350 Certification of the Corporation's Chief Executive Officer
32.2(2)	Section 1350 Certification of the Corporation's Chief Financial Officer
101.INS(3)	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	InlineXBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104(4)	Cover Page Interactive Data File

(1)Management contract or compensatory plan or arrangement.
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

Cullen/Frost Bankers, Inc.
(Registrant)

Date:	April 29, 2021	By:	/s/ Jerry Salinas
Jerry Salinas
Group Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer, Principal Financial
Officer and Principal Accounting Officer)