Form 10-Q
period 2021-06-30
CULLEN/FROST BANKERS, INC.
filed 2021-07-29
CIK 39263

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2021
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 22, 2021 there were 63,649,856 shares of the registrant’s Common Stock, $.01 par value, outstanding.

Cullen/Frost Bankers, Inc.
Quarterly Report on Form 10-Q
June 30, 2021

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Cullen/Frost Bankers, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	June 30, 2021	December 31, 2020
Assets:
Cash and due from banks	$516,219	$529,454
Interest-bearing deposits	14,659,173	9,758,624
Federal funds sold	1,100	775
Resell agreements	7,903	—
Total cash and cash equivalents	15,184,395	10,288,853
Securities held to maturity, net of allowance for credit losses of $158 at June 30, 2021 and $160 at December 31, 2020	1,813,405	1,945,673
Securities available for sale, at estimated fair value	10,840,526	10,437,565
Trading account securities	24,137	24,456
Loans, net of unearned discounts	16,596,326	17,481,309
Less: Allowance for credit losses on loans	(255,288)	(263,177)
Net loans	16,341,038	17,218,132
Premises and equipment, net	1,031,853	1,045,578
Goodwill	654,952	654,952
Other intangible assets, net	1,176	1,563
Cash surrender value of life insurance policies	189,818	189,984
Accrued interest receivable and other assets	616,373	584,561
Total assets	$46,697,673	$42,391,317

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$16,459,535	$15,117,051
Interest-bearing deposits	22,274,605	19,898,710
Total deposits	38,734,140	35,015,761
Federal funds purchased	26,700	48,850
Repurchase agreements	2,216,889	2,068,147
Junior subordinated deferrable interest debentures, net of unamortized issuance costs	136,385	136,357
Subordinated notes, net of unamortized issuance costs	99,100	99,021
Accrued interest payable and other liabilities	1,110,642	730,165
Total liabilities	42,323,856	38,098,301

Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; 150,000 Series B shares ($1,000 liquidation preference) issued at June 30, 2021 and December 31, 2020	145,452	145,452
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 64,236,306 shares issued at June 30, 2021 and December 31, 2020	642	642
Additional paid-in capital	1,002,939	997,168
Retained earnings	2,862,966	2,750,723
Accumulated other comprehensive income (loss), net of tax	412,990	512,970
Treasury stock, at cost; 590,060 shares at June 30, 2021 and 1,225,066 shares at December 31, 2020	(51,172)	(113,939)
Total shareholders’ equity	4,373,817	4,293,016
Total liabilities and shareholders’ equity	$46,697,673	$42,391,317
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income:
Loans, including fees	$182,695	$171,305	$350,178	$343,442
Securities:
Taxable	20,602	23,360	40,630	49,390
Tax-exempt	56,111	59,009	112,774	117,895
Interest-bearing deposits	3,614	1,257	6,047	9,382
Federal funds sold	8	33	11	716
Resell agreements	4	30	5	149
Total interest income	263,034	254,994	509,645	520,974
Interest expense:
Deposits	3,499	6,227	7,016	22,280
Federal funds purchased	7	6	15	85
Repurchase agreements	570	480	965	3,438
Junior subordinated deferrable interest debentures	638	988	1,284	2,193
Subordinated notes	1,164	1,164	2,328	2,328
Federal Home Loan Bank advances	—	318	—	318
Total interest expense	5,878	9,183	11,608	30,642
Net interest income	257,156	245,811	498,037	490,332
Credit loss expense	—	31,975	63	207,172
Net interest income after credit loss expense	257,156	213,836	497,974	283,160
Non-interest income:
Trust and investment management fees	37,874	31,060	73,188	65,533
Service charges on deposit accounts	19,849	17,580	39,842	40,231
Insurance commissions and fees	10,773	10,668	28,086	27,153
Interchange and card transaction fees	4,641	2,966	8,734	6,221
Other charges, commissions and fees	8,640	7,663	16,944	17,028
Net gain (loss) on securities transactions	—	—	—	108,989
Other	9,470	7,664	17,689	25,361
Total non-interest income	91,247	77,601	184,483	290,516
Non-interest expense:
Salaries and wages	97,035	90,350	190,493	189,162
Employee benefits	18,728	18,861	41,264	43,750
Net occupancy	26,650	25,266	52,701	50,650
Technology, furniture and equipment	27,998	26,046	56,014	51,286
Deposit insurance	2,877	2,800	5,805	5,424
Intangible amortization	185	241	387	498
Other	41,781	36,115	78,732	83,072
Total non-interest expense	215,254	199,679	425,396	423,842
Income before income taxes	133,149	91,758	257,061	149,834
Income taxes	15,081	(1,314)	22,978	2,009
Net income	118,068	93,072	234,083	147,825
Preferred stock dividends	1,669	—	3,820	2,016
Redemption of preferred stock	—	—	—	5,514
Net income available to common shareholders	$116,399	$93,072	$230,263	$140,295

Earnings per common share:
Basic	$1.81	$1.47	$3.59	$2.22
Diluted	1.80	1.47	3.57	2.21
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$118,068	$93,072	$234,083	$147,825
Other comprehensive income (loss), before tax:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	30,668	156,509	(129,111)	386,627
Change in net unrealized gain on securities transferred to held to maturity	(245)	(308)	(504)	(685)
Reclassification adjustment for net (gains) losses included in net income	—	—	—	(108,989)
Total securities available for sale and transferred securities	30,423	156,201	(129,615)	276,953
Defined-benefit post-retirement benefit plans:
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	1,529	1,329	3,058	2,659
Total defined-benefit post-retirement benefit plans	1,529	1,329	3,058	2,659
Other comprehensive income (loss), before tax	31,952	157,530	(126,557)	279,612
Deferred tax expense (benefit)	6,710	33,081	(26,577)	58,718
Other comprehensive income (loss), net of tax	25,242	124,449	(99,980)	220,894
Comprehensive income (loss)	$143,310	$217,521	$134,103	$368,719
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Three months ended:
June 30, 2021
Balance at beginning of period	$145,452	$642	$999,694	$2,797,064	$387,748	$(62,682)	$4,267,918
Net income	—	—	—	118,068	—	—	118,068
Other comprehensive income (loss), net of tax	—	—	—	—	25,242	—	25,242
Stock option exercises/stock unit conversions (114,252 shares)	—	—	—	(4,225)	—	11,510	7,285
Stock-based compensation expense recognized in earnings	—	—	3,245	—	—	—	3,245
Cash dividends – Series B preferred stock (approximately $11.13 per share which is equivalent to approximately $0.28 per depositary share)	—	—	—	(1,669)	—	—	(1,669)
Cash dividends – common stock ($0.72 per share)	—	—	—	(46,272)	—	—	(46,272)
Balance at end of period	$145,452	$642	$1,002,939	$2,862,966	$412,990	$(51,172)	$4,373,817

June 30, 2020
Balance at beginning of period	$—	$642	$985,762	$2,635,588	$363,815	$(159,141)	$3,826,666
Net income	—	—	—	93,072	—	—	93,072
Other comprehensive income (loss), net of tax	—	—	—	—	124,449	—	124,449
Stock option exercises/stock unit conversions (77,308 shares)	—	—	—	(4,142)	—	7,525	3,383
Stock-based compensation expense recognized in earnings	—	—	3,272	—	—	—	3,272
Treasury stock issued to the 401(k) stock purchase plan (38,943 shares)	—	—	—	(961)	—	3,791	2,830
Cash dividends – common stock ($0.71 per share)	—	—	—	(44,871)	—	—	(44,871)
Balance at end of period	$—	$642	$989,034	$2,678,686	$488,264	$(147,825)	$4,008,801
See accompanying Notes to Consolidated Financial Statements

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Six months ended:
June 30, 2021
Balance at beginning of period	$145,452	$642	$997,168	$2,750,723	$512,970	$(113,939)	$4,293,016
Net income	—	—	—	234,083	—	—	234,083
Other comprehensive income (loss), net of tax	—	—	—	—	(99,980)	—	(99,980)
Stock option exercises/stock unit conversions (628,076 shares)	—	—	—	(25,567)	—	62,249	36,682
Stock-based compensation expense recognized in earnings	—	—	5,771	—	—	—	5,771
Purchase of treasury stock (11,625 shares)	—	—	—	—	—	(1,288)	(1,288)
Treasury stock issued to the 401(k) stock purchase plan (18,555 shares)	—	—	—	(57)	—	1,806	1,749
Cash dividends – Series B preferred stock (approximately $25.46 per share which is equivalent to approximately $0.64 per depositary share)	—	—	—	(3,820)	—	—	(3,820)
Cash dividends – common stock ($1.44 per share)	—	—	—	(92,396)	—	—	(92,396)
Balance at end of period	$145,452	$642	$1,002,939	$2,862,966	$412,990	$(51,172)	$4,373,817

June 30, 2020
Balance at beginning of period	$144,486	$642	$983,250	$2,667,534	$267,370	$(151,614)	$3,911,668
Cumulative effect of accounting change	—	—	—	(29,252)	—	—	(29,252)
Total shareholders' equity at beginning of period, as adjusted	144,486	642	983,250	2,638,282	267,370	(151,614)	3,882,416
Net income	—	—	—	147,825	—	—	147,825
Other comprehensive income (loss), net of tax	—	—	—	—	220,894	—	220,894
Stock option exercises/stock unit conversions (143,523 shares)	—	—	—	(9,125)	—	13,971	4,846
Stock-based compensation expense recognized in earnings	—	—	5,784	—	—	—	5,784
Redemption of series A preferred stock (6,000,000 shares)	(144,486)	—	—	(5,514)	—	—	(150,000)
Purchase of treasury stock (181,825 shares)	—	—	—	—	—	(13,973)	(13,973)
Treasury stock issued to the 401(k) stock purchase plan (38,943 shares)	—	—	—	(961)	—	3,791	2,830
Cash dividends – series A preferred stock (approximately $0.34 per share)	—	—	—	(2,016)	—	—	(2,016)
Cash dividends – common stock ($1.42 per share)	—	—	—	(89,805)	—	—	(89,805)
Balance at end of period	$—	$642	$989,034	$2,678,686	$488,264	$(147,825)	$4,008,801
See accompanying Notes to Consolidated Financial Statements

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Six Months Ended June 30,
	2021	2020
Operating Activities:
Net income	$234,083	$147,825
Adjustments to reconcile net income to net cash from operating activities:
Credit loss expense	63	207,172
Deferred tax expense (benefit)	5,188	(51,933)
Accretion of loan discounts	(6,577)	(7,680)
Securities premium amortization (discount accretion), net	60,434	62,177
Net (gain) loss on securities transactions	—	(108,989)
Depreciation and amortization	34,060	31,489
Net (gain) loss on sale/write-down of assets/foreclosed assets	(1,876)	(139)
Stock-based compensation	5,771	5,784
Net tax benefit from stock-based compensation	4,218	556
Earnings on life insurance policies	(1,343)	(1,935)
Net change in:
Trading account securities	319	(197)
Lease right-of-use assets	11,697	11,491
Accrued interest receivable and other assets	(39,195)	(131,772)
Accrued interest payable and other liabilities	41,748	43,111
Net cash from operating activities	348,590	206,960
Investing Activities:
Securities held to maturity:
Purchases	—	(1,500)
Maturities, calls and principal repayments	122,416	51,232
Securities available for sale:
Purchases	(801,167)	(3,739,598)
Sales	—	1,162,352
Maturities, calls and principal repayments	576,763	3,791,908
Net change in loans	884,799	(3,293,619)
Benefits received on life insurance policies	1,509	—
Proceeds from sales of premises and equipment	6,436	3,054
Purchases of premises and equipment	(28,053)	(52,036)
Proceeds from sales of repossessed properties	100	8
Net cash from investing activities	762,803	(2,078,199)
Financing Activities:
Net change in deposits	3,718,379	5,039,532
Net change in short-term borrowings	126,592	(105,958)
Proceeds from Federal Home Loan Bank advances	—	1,250,000
Principal payments on Federal Home Loan Bank advances	—	(1,250,000)
Redemption of Series A preferred stock	—	(150,000)
Proceeds from stock option exercises	36,682	4,846
Purchase of treasury stock	(1,288)	(13,973)
Cash dividends paid on preferred stock	(3,820)	(2,016)
Cash dividends paid on common stock	(92,396)	(89,805)
Net cash from financing activities	3,784,149	4,682,626
Net change in cash and cash equivalents	4,895,542	2,811,387
Cash and cash equivalents at beginning of period	10,288,853	3,788,181
Cash and cash equivalents at end of period	$15,184,395	$6,599,568

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
Cash Flow Reporting. Additional cash flow information was as follows:

	Six Months Ended June 30,
	2021	2020
Cash paid for interest	$15,936	$31,712
Cash paid for income taxes	15,400	32,174
Significant non-cash transactions:
Unsettled securities transactions	358,752	216,855
Loans foreclosed and transferred to other real estate owned and foreclosed assets	3,251	—
Right-of-use lease assets obtained in exchange for lessee operating lease liabilities	1,552	18,679
Treasury stock issued to 401(k) stock purchase plan	1,749	2,830
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

Note 2 - Securities
Securities - Held to Maturity. A summary of the amortized cost, fair value and allowance for credit losses related to securities held to maturity as of June 30, 2021 and December 31, 2020 is presented below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses	Net Carrying Amount
June 30, 2021
Residential mortgage-backed securities	$527,958	$30,129	$1	$558,086	$—	$527,958
States and political subdivisions	1,284,105	52,544	—	1,336,649	(158)	1,283,947
Other	1,500	—	—	1,500	—	1,500
Total	$1,813,563	$82,673	$1	$1,896,235	$(158)	$1,813,405
December 31, 2020
Residential mortgage-backed securities	$528,784	$41,742	$—	$570,526	$—	$528,784
States and political subdivisions	1,415,549	65,321	—	1,480,870	(160)	1,415,389
Other	1,500	—	—	1,500	—	1,500
Total	$1,945,833	$107,063	$—	$2,052,896	$(160)	$1,945,673
All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. The carrying value of held-to-maturity securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $530.5 million and $659.2 million at June 30, 2021 and December 31, 2020, respectively. Accrued interest receivable on held-to-maturity securities totaled $19.5 million and $21.7 million at June 30, 2021 and December 31, 2020, respectively and is included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
From time to time, we have reclassified certain securities from available for sale to held to maturity. The net unamortized, unrealized gain remaining on transferred securities included in accumulated other comprehensive income in the accompanying balance sheet totaled $3.0 million ($2.4 million, net of tax) at June 30, 2021 and $3.5 million ($2.8 million, net of tax) at December 31, 2020. This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities.
The following table summarizes Moody's and/or Standard & Poor's bond ratings for our portfolio of held-to-maturity securities issued by States and political subdivisions and other securities as of June 30, 2021 and December 31, 2020:

	States and Political Subdivisions
	Not Guaranteed or Pre-Refunded	Guaranteed by the Texas PSF	Pre-Refunded	Total	Other Securities
June 30, 2021
Aaa/AAA	$101,978	$478,728	$534,514	$1,115,220	$—
Aa/AA	106,429	—	—	106,429	—
A	62,456	—	—	62,456	—
Not rated	—	—	—	—	1,500
Total	$270,863	$478,728	$534,514	$1,284,105	$1,500
December 31, 2020
Aaa/AAA	$115,016	$659,999	$470,745	$1,245,760	$—
Aa/AA	107,065	—	—	107,065	—
A	62,724	—	—	62,724	—
Not rated	—	—	—	—	1,500
Total	$284,805	$659,999	$470,745	$1,415,549	$1,500

The following table details activity in the allowance for credit losses on held-to-maturity securities during the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$158	$200	$160	$—
Impact of adopting ASC 326	—	—	—	215
Credit loss expense (benefit)	—	(28)	(2)	(43)
Ending balance	$158	$172	$158	$172
Securities - Available for Sale. A summary of the amortized cost, fair value and allowance for credit losses related to securities available for sale as of June 30, 2021 and December 31, 2020 is presented below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
June 30, 2021
U.S. Treasury	$1,473,800	$26,664	$2,742	$—	$1,497,722
Residential mortgage-backed securities	1,729,198	40,589	8,158	—	1,761,629
States and political subdivisions	7,014,119	526,628	1,928	—	7,538,819
Other	42,356	—	—	—	42,356
Total	$10,259,473	$593,881	$12,828	$—	$10,840,526
December 31, 2020
U.S. Treasury	$1,084,542	$35,091	$—	$—	$1,119,633
Residential mortgage-backed securities	1,916,581	71,102	4	—	1,987,679
States and political subdivisions	6,683,927	603,975	—	—	7,287,902
Other	42,351	—	—	—	42,351
Total	$9,727,401	$710,168	$4	$—	$10,437,565
All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. At June 30, 2021, all of the securities in our available for sale municipal bond portfolio were issued by the State of Texas or political subdivisions or agencies within the State of Texas, of which approximately 74.1% are either guaranteed by the PSF or have been pre-refunded. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the table above. The carrying value of available-for-sale securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $4.6 billion and $4.4 billion at June 30, 2021 and December 31, 2020, respectively. Accrued interest receivable on available-for-sale securities totaled $111.3 million and $111.0 million at June 30, 2021 and December 31, 2020, respectively, and is included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
The table below summarizes, as of June 30, 2021, securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by type of security and length of time in a continuous unrealized loss position.

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury	$194,344	$2,742	$—	$—	$194,344	$2,742
Residential mortgage-backed securities	673,043	8,158	—	—	673,043	8,158
States and political subdivisions	150,945	1,928	—	—	150,945	1,928
Total	$1,018,332	$12,828	$—	$—	$1,018,332	$12,828
As of June 30, 2021, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.
Contractual Maturities. The following table summarizes the maturity distribution schedule of securities held to maturity and securities available for sale as of June 30, 2021. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as available for sale include stock in the Federal Reserve Bank and the Federal Home Loan Bank, which have no maturity date. These securities have been included in the total column only.

	Within 1 Year	1 - 5 Years	5 - 10 Years	After 10 Years	Total
Held To Maturity
Amortized Cost
Residential mortgage-backed securities	$48	$54	$515,611	$12,245	$527,958
States and political subdivisions	260,563	337,281	116,087	570,174	1,284,105
Other	1,500	—	—	—	1,500
Total	$262,111	$337,335	$631,698	$582,419	$1,813,563
Estimated Fair Value
Residential mortgage-backed securities	$48	$55	$544,894	$13,089	$558,086
States and political subdivisions	264,142	348,160	118,396	605,951	1,336,649
Other	1,500	—	—	—	1,500
Total	$265,690	$348,215	$663,290	$619,040	$1,896,235
Available For Sale
Amortized Cost
U. S. Treasury	$799,521	$285,676	$197,086	$191,517	$1,473,800
Residential mortgage-backed securities	3,453	19,270	22,748	1,683,727	1,729,198
States and political subdivisions	129,046	1,367,342	817,906	4,699,825	7,014,119
Other	—	—	—	—	42,356
Total	$932,020	$1,672,288	$1,037,740	$6,575,069	$10,259,473
Estimated Fair Value
U. S. Treasury	$804,722	$302,656	$194,344	$196,000	$1,497,722
Residential mortgage-backed securities	3,592	20,327	23,379	1,714,331	1,761,629
States and political subdivisions	130,265	1,473,655	875,528	5,059,371	7,538,819
Other	—	—	—	—	42,356
Total	$938,579	$1,796,638	$1,093,251	$6,969,702	$10,840,526
Sales of Securities. Sales of securities available for sale were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Proceeds from sales	$—	$51,250	$—	$1,162,352
Gross realized gains	—	—	—	108,989
Gross realized losses	—	—	—	—
Tax (expense) benefit of securities gains/losses	—	—	—	(22,888)
Premiums and Discounts. Premium amortization and discount accretion included in interest income on securities was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Premium amortization	$(30,541)	$(30,988)	$(61,776)	$(63,333)
Discount accretion	705	571	1,342	1,156
Net (premium amortization) discount accretion	$(29,836)	$(30,417)	$(60,434)	$(62,177)

Trading Account Securities. Trading account securities, at estimated fair value, were as follows:

	June 30, 2021	December 31, 2020
U.S. Treasury	$24,137	$23,996
States and political subdivisions	—	460
Total	$24,137	$24,456
Net gains and losses on trading account securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net gain on sales transactions	$293	$304	$402	$774
Net mark-to-market gains (losses)	—	(22)	(69)	93
Net gain (loss) on trading account securities	$293	$282	$333	$867
Note 3 - Loans
Loans were as follows:

	June 30, 2021	Percentage of Total	December 31, 2020	Percentage of Total
Commercial and industrial	$4,755,345	28.7%	$4,955,341	28.4%
Energy:
Production	812,862	4.9	976,473	5.6
Service	89,153	0.6	116,825	0.7
Other	121,187	0.7	141,900	0.8
Total energy	1,023,202	6.2	1,235,198	7.1
Paycheck Protection Program	1,926,824	11.6	2,433,849	13.9
Commercial real estate:
Commercial mortgages	5,577,069	33.6	5,478,806	31.3
Construction	1,166,309	7.0	1,223,814	7.0
Land	312,668	1.9	317,847	1.8
Total commercial real estate	7,056,046	42.5	7,020,467	40.1
Consumer real estate:
Home equity loans	313,891	1.9	329,390	1.9
Home equity lines of credit	479,099	2.9	452,854	2.6
Other	558,988	3.3	548,530	3.1
Total consumer real estate	1,351,978	8.1	1,330,774	7.6
Total real estate	8,408,024	50.6	8,351,241	47.7
Consumer and other	482,931	2.9	505,680	2.9
Total loans	$16,596,326	100.0%	$17,481,309	100.0%
Concentrations of Credit. Most of our lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio, as well as other markets. The majority of our loan portfolio consists of commercial and industrial and commercial real estate loans. As of June 30, 2021, there were no concentrations of loans related to any single industry in excess of 10% of total loans. The largest industry concentration was related to the energy industry, which totaled 6.2% of total loans, or 7.0% excluding PPP loans. Unfunded commitments to extend credit and standby letters of credit issued to customers in the energy industry totaled $930.8 million and $60.3 million, respectively, as of June 30, 2021.
Foreign Loans. We have U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at June 30, 2021 or December 31, 2020.
Related Party Loans. In the ordinary course of business, we have granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”). Such loans totaled $289.7 million at June 30, 2021 and $353.1 million at December 31, 2020.

Accrued Interest Receivable. Accrued interest receivable on loans totaled $44.6 million and $48.7 million at June 30, 2021 and December 31, 2020, respectively and is included in accrued interest receivable and other assets in the accompany consolidated balance sheets.
COVID-19 Loan Deferments. Certain borrowers are currently unable to meet their contractual payment obligations because of the adverse effects of COVID-19. To help mitigate these effects, loan customers may apply for a deferral of payments, or portions thereof, for up to 90 days. After 90 days, customers may apply for an additional deferral, and a small proportion of our customers have requested such an additional deferral. In the absence of other intervening factors, such short-term modifications made on a good faith basis are not categorized as troubled debt restructurings, nor are loans granted payment deferrals related to COVID-19 reported as past due or placed on non-accrual status (provided the loans were not past due or on non-accrual status prior to the deferral). As of June 30, 2021, the amount of loans remaining in COVID-19 related deferment was not significant.
Non-Accrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions.
Non-accrual loans, segregated by class of loans, were as follows:

	June 30, 2021		December 31, 2020
	Total Non-Accrual	Non-Accrual with No Credit Loss Allowance	Total Non-Accrual	Non-Accrual with No Credit Loss Allowance
Commercial and industrial	$16,169	$4,185	$19,849	$4,479
Energy	25,783	7,701	23,168	639
Paycheck Protection Program	—	—	—	—
Commercial real estate:
Buildings, land and other	13,180	9,633	15,737	14,116
Construction	1,667	673	1,684	1,684
Consumer real estate	451	148	993	993
Consumer and other	—	—	18	—
Total	$57,250	$22,340	$61,449	$21,911
The following table presents non-accrual loans as of June 30, 2021 by class and year of origination.

	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial	$—	$8,905	$2,303	$941	$1,035	$79	$328	$2,578	$16,169
Energy	—	523	6,855	1,658	—	335	13,945	2,467	25,783
Paycheck Protection Program	—	—	—	—	—	—	—	—	—
Commercial real estate:
Buildings, land and other	1,546	1,895	2,922	842	2,093	3,882	—	—	13,180
Construction	—	1,667	—	—	—	—	—	—	1,667
Consumer real estate	—	—	—	—	—	410	—	41	451
Consumer and other	—	—	—	—	—	—	—	—	—
Total	$1,546	$12,990	$12,080	$3,441	$3,128	$4,706	$14,273	$5,086	$57,250
Had non-accrual loans performed in accordance with their original contract terms, we would have recognized additional interest income, net of tax, of approximately $427 thousand and $881 thousand for the three and six months ended June 30, 2021, and approximately $570 thousand and $1.6 million for the three and six months ended June 30, 2020.

An age analysis of past due loans (including both accruing and non-accruing loans), segregated by class of loans, as of June 30, 2021 was as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and industrial	$20,612	$11,272	$31,884	$4,723,461	$4,755,345	$9,282
Energy	1,717	14,468	16,185	1,007,017	1,023,202	1,017
Paycheck Protection Program	—	—	—	1,926,824	1,926,824	—
Commercial real estate:
Buildings, land and other	31,764	27,550	59,314	5,830,423	5,889,737	18,135
Construction	2,548	—	2,548	1,163,761	1,166,309	—
Consumer real estate	7,569	2,169	9,738	1,342,240	1,351,978	1,791
Consumer and other	3,055	288	3,343	479,588	482,931	288
Total	$67,265	$55,747	$123,012	$16,473,314	$16,596,326	$30,513
Troubled Debt Restructurings. Troubled debt restructurings during the six months ended June 30, 2021 and 2020 are set forth in the following table.

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Balance at Restructure	Balance at Period-End	Balance at Restructure	Balance at Period-End
Commercial and industrial	$—	$—	$3,660	$3,652
Energy	3,817	3,817	—	—
Commercial real estate:
Buildings, land and other	582	579	6,606	6,606
Construction	—	—	1,192	1,192
Consumer and other	—	—	1,104	1,104
	$4,399	$4,396	$12,562	$12,554
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
Additional information related to restructured loans as of or for the six months ended June 30, 2021 and 2020 is set forth in the following table.

	June 30, 2021	June 30, 2020
Restructured loans past due in excess of 90 days at period-end:
Number of loans	1	—
Dollar amount of loans	$1,322	$—
Restructured loans on non-accrual status at period end	4,090	7,631
Charge-offs of restructured loans:
Recognized in connection with restructuring	—	—
Recognized on previously restructured loans	—	—
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
The following tables present weighted-average risk grades for all commercial loans, by class and year of origination/renewal as of June 30, 2021. Paycheck Protection Program (“PPP”) loans are excluded as such loans are fully guaranteed by the Small Business Administration (“SBA”).

	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total	W/A Risk Grade
Commercial and industrial
Risk grades 1-8	$704,030	$757,923	$458,789	$231,663	$178,242	$177,200	$1,796,022	$69,507	$4,373,376	6.04
Risk grade 9	11,275	49,069	36,452	32,061	15,796	12,166	75,803	7,433	240,055	9.00
Risk grade 10	26,973	8,903	1,861	6,903	2,138	157	18,781	3,018	68,734	10.00
Risk grade 11	566	9,716	11,697	5,006	3,016	788	16,790	9,432	57,011	11.00
Risk grade 12	—	6,325	1,759	941	560	79	328	2,351	12,343	12.00
Risk grade 13	—	2,580	544	—	475	—	—	227	3,826	13.00
	$742,844	$834,516	$511,102	$276,574	$200,227	$190,390	$1,907,724	$91,968	$4,755,345	6.32
W/A risk grade	5.80	6.42	6.89	7.16	6.26	5.92	6.19	7.36	6.32
Energy
Risk grades 1-8	$368,434	$11,610	$13,300	$8,067	$6,623	$4,734	$430,760	$15,935	$859,463	6.03
Risk grade 9	34,516	806	2,041	986	—	—	22,953	5,057	66,359	9.00
Risk grade 10	1,267	127	767	1,057	—	742	1,493	3,612	9,065	10.00
Risk grade 11	11,540	1,022	18,249	1,163	—	601	26,307	3,650	62,532	11.00
Risk grade 12	—	42	5,165	235	—	335	6,093	103	11,973	12.00
Risk grade 13	—	481	1,690	1,423	—	—	7,852	2,364	13,810	13.00
	$415,757	$14,088	$41,212	$12,931	$6,623	$6,412	$495,458	$30,721	$1,023,202	6.73
W/A risk grade	6.31	8.09	9.85	8.63	7.40	7.95	6.58	8.80	6.73
Commercial real estate:
Buildings, land, other
Risk grades 1-8	$707,609	$1,258,571	$920,940	$625,954	$548,979	$923,486	$51,468	$70,536	$5,107,543	6.90
Risk grade 9	22,692	155,019	68,831	48,895	38,034	33,759	4,235	2,444	373,909	9.00
Risk grade 10	5,642	19,719	25,328	59,859	65,261	72,057	—	5,187	253,053	10.00
Risk grade 11	897	20,635	13,461	11,885	32,984	53,242	3,000	5,948	142,052	11.00
Risk grade 12	1,346	1,895	2,622	842	2,093	3,632	—	—	12,430	12.00
Risk grade 13	200	—	300	—	—	250	—	—	750	13.00
	$738,386	$1,455,839	$1,031,482	$747,435	$687,351	$1,086,426	$58,703	$84,115	$5,889,737	7.28
W/A risk grade	7.20	7.27	7.28	7.47	7.39	7.13	7.20	7.31	7.28
Construction
Risk grades 1-8	$295,583	$262,942	$364,655	$48,269	$—	$2,646	$140,472	$—	$1,114,567	7.08
Risk grade 9	3,279	30,231	2,472	—	542	—	13,551	—	50,075	9.00
Risk grade 10	—	—	—	—	—	—	—	—	—	10.00
Risk grade 11	—	—	—	—	—	—	—	—	—	11.00
Risk grade 12	—	1,467	—	—	—	—	—	—	1,467	12.00
Risk grade 13	—	200	—	—	—	—	—	—	200	13.00
	$298,862	$294,840	$367,127	$48,269	$542	$2,646	$154,023	$—	$1,166,309	7.17
W/A risk grade	7.05	6.99	7.35	7.73	9.00	6.78	7.14	—	7.17
Total commercial real estate	$1,037,248	$1,750,679	$1,398,609	$795,704	$687,893	$1,089,072	$212,726	$84,115	$7,056,046	7.26
W/A risk grade	7.16	7.23	7.30	7.48	7.39	7.13	7.16	7.31	7.26
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

	Commercial and Industrial		Energy		Commercial Real Estate - Buildings, Land and Other		Commercial Real Estate - Construction		Total Commercial Real Estate
	W/A Risk Grade	Loans	W/A Risk Grade	Loans	W/A Risk Grade	Loans	W/A Risk Grade	Loans	W/A Risk Grade	Loans
Risk grades 1-8	6.13	$4,506,121	5.99	$968,144	6.97	$5,047,873	6.99	$1,110,025	6.98	$6,157,898
Risk grade 9	9.00	256,198	9.00	133,547	9.00	325,227	9.00	72,287	9.00	397,514
Risk grade 10	10.00	125,977	10.00	46,427	10.00	258,454	10.00	38,962	10.00	297,416
Risk grade 11	11.00	47,196	11.00	63,912	11.00	149,362	11.00	856	11.00	150,218
Risk grade 12	12.00	14,528	12.00	13,741	12.00	15,224	12.00	1,684	12.00	16,908
Risk grade 13	13.00	5,321	13.00	9,427	13.00	513	13.00	—	13.00	513
Total	6.45	$4,955,341	6.85	$1,235,198	7.34	$5,796,653	7.22	$1,223,814	7.32	$7,020,467
Information about the payment status of consumer loans, segregated by portfolio segment and year of origination, as of June 30, 2021 was as follows:

	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Consumer real estate:
Past due 30-89 days	$295	$369	$541	$813	$395	$1,044	$244	$3,868	$7,569
Past due 90 or more days	—	—	112	78	108	885	986	—	2,169
Total past due	295	369	653	891	503	1,929	1,230	3,868	9,738
Current loans	147,268	312,290	126,153	70,390	62,546	149,585	463,201	10,807	1,342,240
Total	$147,563	$312,659	$126,806	$71,281	$63,049	$151,514	$464,431	$14,675	$1,351,978
Consumer and other:
Past due 30-89 days	$1,301	$54	$101	$73	$18	$11	$442	$1,055	$3,055
Past due 90 or more days	149	2	—	104	—	—	—	33	288
Total past due	1,450	56	101	177	18	11	442	1,088	3,343
Current loans	28,641	26,179	15,337	3,945	2,114	1,635	373,923	27,814	479,588
Total	$30,091	$26,235	$15,438	$4,122	$2,132	$1,646	$374,365	$28,902	$482,931
Revolving loans that converted to term during the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Commercial and industrial	$22,111	$9,405	$31,561	$18,975
Energy	294	26,839	6,177	42,186
Commercial real estate:
Buildings, land and other	8,195	—	31,321	7,551
Construction	—	—	—	—
Consumer real estate	205	905	977	1,955
Consumer and other	1,961	10,371	5,696	10,371
Total	$32,766	$47,520	$75,732	$81,038
In assessing the general economic conditions in the State of Texas, management monitors and tracks the Texas Leading Index (“TLI”), which is produced by the Federal Reserve Bank of Dallas. The TLI, the components of which are more fully described in our 2020 Form 10-K, totaled 131.5 at June 30, 2021 and 118.4 at December 31, 2020. A higher TLI value implies more favorable economic conditions.

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
The following table presents details of the allowance for credit losses on loans segregated by loan portfolio segment as of June 30, 2021 and December 31, 2020. No allowance for credit losses has been recognized for PPP loans as such loans are fully guaranteed by the SBA.

June 30, 2021	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Modeled expected credit losses	$47,269	$7,754	$17,659	$6,057	$6,589	$85,328
Q-Factor and other qualitative adjustments	13,509	6,446	129,384	61	1,271	150,671
Specific allocations	4,493	13,810	950	36	—	19,289
Total	$65,271	$28,010	$147,993	$6,154	$7,860	$255,288
December 31, 2020
Modeled expected credit losses	$65,645	$8,910	$125,126	$7,926	$6,945	$214,552
Q-Factor and other qualitative adjustments	2,877	21,216	9,253	—	—	33,346
Specific allocations	5,321	9,427	513	—	18	15,279
Total	$73,843	$39,553	$134,892	$7,926	$6,963	$263,177
The following table details activity in the allowance for credit losses on loans by portfolio segment for the three and six months ended June 30, 2021 and 2020. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. No allowance for credit losses has been recognized for PPP loans as such loans are fully guaranteed by the SBA.

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Three months ended:
June 30, 2021
Beginning balance	$70,892	$33,472	$144,440	$5,636	$6,818	$261,258
Credit loss expense (benefit)	(5,901)	(5,527)	3,654	611	2,784	(4,379)
Charge-offs	(685)	—	(137)	(388)	(3,882)	(5,092)
Recoveries	965	65	36	295	2,140	3,501
Net charge-offs	280	65	(101)	(93)	(1,742)	(1,591)
Ending balance	$65,271	$28,010	$147,993	$6,154	$7,860	$255,288
June 30, 2020
Beginning balance	$92,152	$103,201	$52,319	$8,170	$8,039	$263,881
Credit loss expense (benefit)	7,334	(27,342)	44,587	352	2,297	27,228
Charge-offs	(1,841)	(35,042)	(3,511)	(135)	(4,178)	(44,707)
Recoveries	891	—	30	611	2,127	3,659
Net charge-offs	(950)	(35,042)	(3,481)	476	(2,051)	(41,048)
Ending balance	$98,536	$40,817	$93,425	$8,998	$8,285	$250,061

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Six months ended:
June 30, 2021
Beginning balance	$73,843	$39,553	$134,892	$7,926	$6,963	$263,177
Credit loss expense (benefit)	(7,866)	(11,328)	12,576	(2,111)	4,350	(4,379)
Charge-offs	(2,874)	(1,433)	(137)	(672)	(7,942)	(13,058)
Recoveries	2,168	1,218	662	1,011	4,489	9,548
Net (charge-offs) recoveries	(706)	(215)	525	339	(3,453)	(3,510)
Ending balance	$65,271	$28,010	$147,993	$6,154	$7,860	$255,288
June 30, 2020
Beginning balance	$51,593	$37,382	$31,037	$4,113	$8,042	$132,167
Impact of adopting ASC 326	21,263	(10,453)	(13,519)	2,392	(2,248)	(2,565)
Credit loss expense (benefit)	29,284	82,664	79,348	1,922	6,935	200,153
Charge-offs	(6,210)	(68,842)	(3,584)	(420)	(9,183)	(88,239)
Recoveries	2,606	66	143	991	4,739	8,545
Net (charge-offs) recoveries	(3,604)	(68,776)	(3,441)	571	(4,444)	(79,694)
Ending balance	$98,536	$40,817	$93,425	$8,998	$8,285	$250,061
The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan portfolio segment as of June 30, 2021 and December 31, 2020.

	June 30, 2021		December 31, 2020
	Loan Balance	Specific Allocations	Loan Balance	Specific Allocations
Commercial and industrial	$20,062	$4,493	$21,287	$5,321
Energy	28,228	13,810	22,888	9,427
Paycheck Protection Program	—	—	—	—
Commercial real estate:
Buildings, land and other	31,105	750	34,057	513
Construction	1,667	200	1,684	—
Consumer real estate	302	36	561	—
Consumer and other	—	—	18	18
Total	$81,364	$19,289	$80,495	$15,279
Note 4 - Goodwill and Other Intangible Assets
Goodwill and other intangible assets are presented in the table below.

	June 30, 2021	December 31, 2020
Goodwill	$654,952	$654,952
Other intangible assets:
Core deposits	$972	$1,296
Customer relationships	204	267
	$1,176	$1,563
The estimated aggregate future amortization expense for intangible assets remaining as of June 30, 2021 is as follows:

Remainder of 2021	$310
2022	481
2023	282
2024	87
2025	11
Thereafter	5
$1,176

Note 5 - Deposits
Deposits were as follows:

	June 30, 2021	Percentage of Total	December 31, 2020	Percentage of Total
Non-interest-bearing demand deposits:
Commercial and individual	$15,455,094	39.9%	$13,914,754	39.7%
Correspondent banks	192,050	0.5	242,225	0.7
Public funds	812,391	2.1	960,072	2.8
Total non-interest-bearing demand deposits	16,459,535	42.5	15,117,051	43.2
Interest-bearing deposits:
Private accounts:
Savings and interest checking	10,728,710	27.7	9,132,789	26.1
Money market accounts	9,739,422	25.1	8,977,585	25.6
Time accounts	1,117,883	2.9	1,135,575	3.3
Total private accounts	21,586,015	55.7	19,245,949	55.0
Public funds:
Savings and interest checking	611,123	1.6	597,503	1.7
Money market accounts	61,360	0.2	50,070	0.1
Time accounts	16,107	—	5,188	—
Total public funds	688,590	1.8	652,761	1.8
Total interest-bearing deposits	22,274,605	57.5	19,898,710	56.8
Total deposits	$38,734,140	100.0%	$35,015,761	100.0%
The following table presents additional information about our deposits:

	June 30, 2021	December 31, 2020
Deposits from the Certificate of Deposit Account Registry Service (CDARS) deposits	$—	$372
Deposits from foreign sources (primarily Mexico)	906,220	884,169
Total deposits not covered by deposit insurance	21,265,105	18,694,320
Time deposits not covered by deposit insurance	250,437	237,298
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
Financial instruments with off-balance-sheet risk were as follows:

	June 30, 2021	December 31, 2020
Commitments to extend credit	$10,185,687	$9,814,475
Standby letters of credit	210,210	241,345
Deferred standby letter of credit fees	1,814	1,723
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

The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$44,217	$42,164	$44,152	$500
Impact of adopting ASC 326	—	—	—	39,377
Credit loss expense	4,379	4,775	4,444	7,062
Ending balance	$48,596	$46,939	$48,596	$46,939
Lease Commitments. We lease certain office facilities and office equipment under operating leases. The components of total lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Amortization of lease right-of-use assets	$8,129	$8,150	$16,412	$16,024
Short-term lease expense	530	610	734	1,171
Non-lease components (including taxes, insurance, common maintenance, etc.)	2,337	2,897	5,341	5,824
Total	$10,996	$11,657	$22,487	$23,019
Right-of-use lease assets totaled $281.9 million at June 30, 2021 and $292.1 million at December 31, 2020 and are reported as a component of premises and equipment on our accompanying consolidated balance sheets. The related lease liabilities totaled $313.4 million at June 30, 2021 and $323.0 million at December 31, 2020 and are reported as a component of accrued interest payable and other liabilities in the accompanying consolidated balance sheets. Lease payments under operating leases that were applied to our operating lease liability totaled $8.0 million and $16.1 million during the three and six months ended June 30, 2021 and $8.1 million and $15.8 million during the three and six months ended June 30, 2020. There has been no significant change in our expected future minimum lease payments since December 31, 2020. See the 2020 Form 10-K for information regarding these commitments.
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
Cullen/Frost’s and Frost Bank’s Common Equity Tier 1 capital (“CET1”) includes common stock and related paid-in capital, net of treasury stock, and retained earnings. In connection with the adoption of the Basel III Capital Rules, we elected to opt-out of the requirement to include most components of accumulated other comprehensive income in CET1. We also elected to exclude the effects of credit loss accounting under CECL from CET1 for a five-year transitional period, as further discussed in our 2020 Form 10-K. This CECL transitional adjustment totaled $62.8 million and $63.7 million at June 30, 2021 and December 31, 2020, respectively. CET1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. Frost Bank's CET1 is also reduced by its equity investment in its financial subsidiary, Frost Insurance Agency (“FIA”).
Tier 1 capital includes CET1 and additional Tier 1 capital. For Cullen/Frost, additional Tier 1 capital included $145.5 million of 4.450% non-cumulative perpetual preferred stock at June 30, 2021 and December 31, 2020, the details of which are further discussed below. Frost Bank did not have any additional Tier 1 capital beyond Common Equity Tier 1 at June 30, 2021 or December 31, 2020.
Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both Cullen/Frost and Frost Bank includes a permissible portion of the allowances for credit losses on securities, loans and off-balance-sheet credit exposures. Tier 2 capital for Cullen/Frost also includes $100.0 million of qualified subordinated debt and $133.0 million of trust preferred securities at both June 30, 2021 and December 31, 2020.

The following table presents actual and required capital ratios as of June 30, 2021 and December 31, 2020 for Cullen/Frost and Frost Bank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. See the 2020 Form 10-K for a more detailed discussion of the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
June 30, 2021
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$3,239,651	13.60%	$1,667,710	7.00%	$1,548,588	6.50%
Frost Bank	3,166,299	13.32	1,664,468	7.00	1,545,578	6.50
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	3,385,103	14.21	2,025,077	8.50	1,905,954	8.00
Frost Bank	3,166,299	13.32	2,021,140	8.50	1,902,249	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	3,851,531	16.17	2,501,565	10.50	2,382,443	10.00
Frost Bank	3,399,727	14.30	2,496,702	10.50	2,377,812	10.00
Leverage Ratio
Cullen/Frost	3,385,103	7.60	1,781,253	4.00	2,226,566	5.00
Frost Bank	3,166,299	7.11	1,780,416	4.00	2,225,521	5.00

December 31, 2020
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$3,058,447	12.86%	$1,664,867	7.00%	$1,545,948	6.50%
Frost Bank	3,030,093	12.77	1,661,620	7.00	1,542,933	6.50
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	3,203,899	13.47	2,021,624	8.50	1,902,705	8.00
Frost Bank	3,030,093	12.77	2,017,682	8.50	1,898,995	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	3,672,912	15.44	2,497,300	10.50	2,378,381	10.00
Frost Bank	3,266,106	13.76	2,492,430	10.50	2,373,743	10.00
Leverage Ratio
Cullen/Frost	3,203,899	8.07	1,589,004	4.00	1,986,255	5.00
Frost Bank	3,030,093	7.63	1,588,200	4.00	1,985,250	5.00
As of June 30, 2021, capital levels at Cullen/Frost and Frost Bank exceed all capital adequacy requirements under the Basel III Capital Rules. Based on the ratios presented above, capital levels as of June 30, 2021 at Cullen/Frost and Frost Bank exceed the minimum levels necessary to be considered “well capitalized.”
Cullen/Frost and Frost Bank are subject to the regulatory capital requirements administered by the Federal Reserve Board and, for Frost Bank, the Federal Deposit Insurance Corporation (“FDIC”). Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of June 30, 2021, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.
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
Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On January 27, 2021, our board of directors authorized a $100.0 million stock repurchase program, allowing us to repurchase shares of our common stock over a one-year period from time to time at various prices in the open market or through private transactions. No shares were repurchased under this plan during the first six months of 2021. Under a prior plan, we repurchased 177,834 shares at a total cost of $13.7 million during the first quarter of 2020.Under the Basel III Capital Rules, Cullen/Frost may not repurchase or redeem any of its subordinated notes and, in some cases, its common stock without the prior approval of the Federal Reserve Board.
Dividend Restrictions. In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements, including to repurchase its common stock. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well capitalized” status, at June 30, 2021, Frost Bank could pay aggregate dividends of up to $396.2 million to Cullen/Frost without prior regulatory approval.
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
The notional amounts and estimated fair values of interest rate derivative contracts are presented in the following table. The fair values of interest rate derivative contracts are estimated utilizing internal valuation models with observable market data inputs, or as determined by the Chicago Mercantile Exchange (“CME”) for centrally cleared derivative contracts. CME rules legally characterize variation margin payments for centrally cleared derivatives as settlements of the derivatives' exposure rather than collateral. As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting and financial reporting purposes. Variation margin, as determined by the CME, is settled daily. As a result, derivative contracts that clear through the CME have an estimated fair value of zero as of June 30, 2021 and December 31, 2020.

	June 30, 2021		December 31, 2020
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivatives designated as hedges of fair value:
Financial institution counterparties:
Loan/lease interest rate swaps – liabilities	3,085	$(79)	3,724	$(134)
Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan/lease interest rate swaps – assets	119,072	532	—	—
Loan/lease interest rate swaps – liabilities	931,874	(24,578)	1,173,173	(33,812)
Loan/lease interest rate caps – assets	398,646	2,862	356,601	1,241
Customer counterparties:
Loan/lease interest rate swaps – assets	931,874	54,685	1,173,173	84,424
Loan/lease interest rate swaps – liabilities	119,072	(1,215)	—	—
Loan/lease interest rate caps – liabilities	398,646	(2,862)	356,601	(1,241)

The weighted-average rates paid and received for interest rate swaps outstanding at June 30, 2021 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Fair value hedge loan/lease interest rate swaps	2.97%	0.09%
Non-hedging interest rate swaps – financial institution counterparties	3.82	1.82
Non-hedging interest rate swaps – customer counterparties	1.82	3.82
The weighted-average strike rate for outstanding interest rate caps was 3.26% at June 30, 2021.
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

		June 30, 2021		December 31, 2020
	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Oil – assets	Barrels	4,404	$8,102	3,056	$8,341
Oil – liabilities	Barrels	10,187	(133,830)	6,391	(32,112)
Natural gas – assets	MMBTUs	15,562	2,715	9,281	1,529
Natural gas – liabilities	MMBTUs	37,124	(18,752)	15,079	(3,265)
Customer counterparties:
Oil – assets	Barrels	10,258	134,834	6,391	32,670
Oil – liabilities	Barrels	4,333	(8,094)	3,056	(8,264)
Natural gas – assets	MMBTUs	37,124	19,065	17,636	3,451
Natural gas – liabilities	MMBTUs	15,562	(2,711)	6,724	(1,458)
Foreign Currency Derivatives. We enter into foreign currency forward contracts that are not designated as hedging instruments primarily to accommodate the business needs of our customers. Upon the origination of a foreign currency denominated transaction with a customer, we simultaneously enter into an offsetting contract with a third party financial institution to negate the exposure to fluctuations in foreign currency exchange rates. We also utilize foreign currency forward contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in foreign currency exchange rates on foreign currency holdings and certain short-term, non-U.S. dollar denominated loans. There were no open foreign currency forward contracts outstanding at June 30, 2021 or December 31, 2020
Gains, Losses and Derivative Cash Flows. For fair value hedges, the changes in the fair value of both the derivative hedging instrument and the hedged item are included in other non-interest income or other non-interest expense. The extent that such changes in fair value do not offset represents hedge ineffectiveness. Net cash flows from interest rate swaps on commercial loans/leases designated as hedging instruments in effective hedges of fair value are included in interest income on loans. For non-hedging derivative instruments, gains and losses due to changes in fair value and all cash flows are included in other non-interest income and other non-interest expense.
Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Commercial loan/lease interest rate swaps:
Amount of gain (loss) included in interest income on loans	$(25)	$(35)	$(53)	$(43)
Amount of (gain) loss included in other non-interest expense	2	3	5	4

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
Amounts included in the consolidated statements of income related to non-hedge related derivative instruments are presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Non-hedging interest rate derivatives:
Other non-interest income	$141	$296	$1,728	$2,335
Other non-interest expense	—	—	(1)	—
Non-hedging commodity derivatives:
Other non-interest income	969	539	2,123	678
Non-hedging foreign currency derivatives:
Other non-interest income	—	11	30	18
Non-hedging put options:
Other non-interest income	—	—	—	5,980
Counterparty Credit Risk. Our credit exposure relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with bank customers was approximately $197.4 million at June 30, 2021. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. Our credit exposure, net of collateral pledged, relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with upstream financial institution counterparties was approximately $14.2 million at June 30, 2021. This amount was primarily related to initial margin payments to the CME and excess collateral we posted to counterparties. Collateral levels for upstream financial institution counterparties are monitored and adjusted as necessary. See Note 9 – Balance Sheet Offsetting and Repurchase Agreements for additional information regarding our credit exposure with upstream financial institution counterparties. At June 30, 2021, we had $175.4 million in cash collateral related to derivative contracts on deposit with other financial institution counterparties.

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
Information about financial instruments that are eligible for offset in the consolidated balance sheet as of June 30, 2021 is presented in the following tables.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
June 30, 2021
Financial assets:
Derivatives:
Loan/lease interest rate swaps and caps	$3,394	$—	$3,394
Commodity swaps and options	10,817	—	10,817
Total derivatives	14,211	—	14,211
Resell agreements	7,903	—	7,903
Total	$22,114	$—	$22,114
Financial liabilities:
Derivatives:
Loan/lease interest rate swaps and caps	$24,657	$—	$24,657
Commodity swaps and options	152,582	—	152,582
Total derivatives	177,239	—	177,239
Repurchase agreements	2,216,889	—	2,216,889
Total	$2,394,128	$—	$2,394,128

		Gross Amounts Not Offset
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
June 30, 2021
Financial assets:
Derivatives:
Counterparty A	$4	$(4)	$—	$—
Counterparty B	7,130	(7,130)	—	—
Other counterparties	7,077	(7,077)	—	—
Total derivatives	14,211	(14,211)	—	—
Resell agreements	7,903	—	(7,903)	—
Total	$22,114	$(14,211)	$(7,903)	$—
Financial liabilities:
Derivatives:
Counterparty A	$5,129	$(4)	$(5,125)	$—
Counterparty B	59,700	(7,130)	(51,940)	630
Counterparty C	33	—	(33)	—
Other counterparties	112,377	(7,077)	(104,179)	1,121
Total derivatives	177,239	(14,211)	(161,277)	1,751
Repurchase agreements	2,216,889	—	(2,216,889)	—
Total	$2,394,128	$(14,211)	$(2,378,166)	$1,751

Information about financial instruments that are eligible for offset in the consolidated balance sheet as of December 31, 2020 is presented in the following tables.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
December 31, 2020
Financial assets:
Derivatives:
Loan/lease interest rate swaps and caps	$1,241	$—	$1,241
Commodity swaps and options	9,870	—	9,870
Total derivatives	11,111	—	11,111
Resell agreements	—	—	—
Total	$11,111	$—	$11,111
Financial liabilities:
Derivatives:
Loan/lease interest rate swaps and caps	$33,946	$—	$33,946
Commodity swaps and options	35,377	—	35,377
Total derivatives	69,323	—	69,323
Repurchase agreements	2,068,147	—	2,068,147
Total	$2,137,470	$—	$2,137,470

		Gross Amounts Not Offset
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
December 31, 2020
Financial assets:
Derivatives:
Counterparty A	$2	$(2)	$—	$—
Counterparty B	5,838	(5,838)	—	—
Other counterparties	5,271	(5,271)	—	—
Total derivatives	11,111	(11,111)	—	—
Resell agreements	—	—	—	—
Total	$11,111	$(11,111)	$—	$—
Financial liabilities:
Derivatives:
Counterparty A	$6,430	$(2)	$(6,428)	$—
Counterparty B	20,722	(5,838)	(14,700)	184
Counterparty C	71	—	(71)	—
Other counterparties	42,100	(5,271)	(35,832)	997
Total derivatives	69,323	(11,111)	(57,031)	1,181
Repurchase agreements	2,068,147	—	(2,068,147)	—
Total	$2,137,470	$(11,111)	$(2,125,178)	$1,181

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
The remaining contractual maturity of repurchase agreements in the consolidated balance sheets as of June 30, 2021 and December 31, 2020 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
June 30, 2021
Repurchase agreements:
U.S. Treasury	$1,197,365	$—	$—	$—	$1,197,365
Residential mortgage-backed securities	1,019,524	—	—	—	1,019,524
Total borrowings	$2,216,889	$—	$—	$—	$2,216,889
Gross amount of recognized liabilities for repurchase agreements					$2,216,889
Amounts related to agreements not included in offsetting disclosures above					$—

December 31, 2020
Repurchase agreements:
U.S. Treasury	$692,860	$—	$—	$—	$692,860
Residential mortgage-backed securities	1,375,287	—	—	—	1,375,287
Total borrowings	$2,068,147	$—	$—	$—	$2,068,147
Gross amount of recognized liabilities for repurchase agreements					$2,068,147
Amounts related to agreements not included in offsetting disclosures above					$—

Note 10 - Stock-Based Compensation
A combined summary of activity in our active stock plans is presented in the table. Performance stock units outstanding are presented assuming attainment of the maximum payout rate as set forth by the performance criteria. As of June 30, 2021, there were 900,590 shares remaining available for grant for future stock-based compensation awards.

	Director Deferred Stock Units Outstanding		Non-Vested Stock Awards/Stock Units Outstanding		Performance Stock Units Outstanding		Stock Options Outstanding
	Number of Units	Weighted- Average Fair Value at Grant	Number of Shares/Units	Weighted- Average Fair Value at Grant	Number of Units	Weighted- Average Fair Value at Grant	Number of Shares	Weighted- Average Exercise Price
Balance, January 1, 2021	52,860	$75.47	470,359	$86.24	201,257	$77.18	1,739,559	$66.11
Authorized	—	—	—	—	—	—	—	—
Granted	5,940	117.90	—	—	—	—	—	—
Exercised/vested	(2,499)	92.03	—	—	(35,131)	92.27	(590,446)	62.13
Forfeited/expired	—	—	(18,226)	88.68	(1,115)	92.27	—	—
Balance, June 30, 2021	56,301	$79.21	452,133	$86.14	165,011	$73.86	1,149,113	$68.15
Shares issued in connection with stock compensation awards are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. Shares issued in connection with stock compensation awards along with other related information were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
New shares issued from available authorized shares	—	—	—	—
Shares issued from available treasury stock	114,252	77,303	628,076	143,523
Total	114,252	77,303	628,076	143,523

Proceeds from stock option exercises	$7,285	$3,383	$36,682	$4,846
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
Stock-based compensation expense and the related income tax benefit is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Non-vested stock awards/stock units	$1,768	$2,062	$3,651	$4,326
Director deferred stock units	700	770	700	770
Performance stock units	777	440	1,420	688
Total	$3,245	$3,272	$5,771	$5,784
Income tax benefit	$514	$624	$881	$1,089
Unrecognized stock-based compensation expense at June 30, 2021 is presented in the table below. Unrecognized stock-based compensation expense related to performance stock units is presented assuming attainment of the maximum payout rate as set forth by the performance criteria.

Non-vested stock awards/stock units	$13,163
Performance stock units	5,512
Total	$18,675

Note 11 - Earnings Per Common Share
Earnings per common share is computed using the two-class method as more fully described in our 2020 Form 10-K. The following table presents a reconciliation of net income available to common shareholders, net earnings allocated to common stock and the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$118,068	$93,072	$234,083	$147,825
Less: Preferred stock dividends	1,669	—	3,820	2,016
Redemption of preferred stock	—	—	—	5,514
Net income available to common shareholders	116,399	93,072	230,263	140,295
Less: Earnings allocated to participating securities	1,141	868	2,307	1,335
Net earnings allocated to common stock	$115,258	$92,204	$227,956	$138,960

Distributed earnings allocated to common stock	$45,824	$44,453	$91,484	$88,965
Undistributed earnings allocated to common stock	69,434	47,751	136,472	49,995
Net earnings allocated to common stock	$115,258	$92,204	$227,956	$138,960

Weighted-average shares outstanding for basic earnings per common share	63,606,340	62,596,171	63,457,245	62,619,427
Dilutive effect of stock compensation	495,819	204,848	511,288	300,667
Weighted-average shares outstanding for diluted earnings per common share	64,102,159	62,801,019	63,968,533	62,920,094
Note 12 - Defined Benefit Plans
The components of the combined net periodic expense (benefit) for our defined benefit pension plans are presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Expected return on plan assets, net of expenses	$(3,210)	$(3,072)	$(6,420)	$(6,144)
Interest cost on projected benefit obligation	836	1,253	1,671	2,505
Net amortization and deferral	1,529	1,329	3,058	2,659
Net periodic expense (benefit)	$(845)	$(490)	$(1,691)	$(980)
Our non-qualified defined benefit pension plan is not funded. No contributions to the qualified defined benefit pension plan were made during the six months ended June 30, 2021. We do not expect to make any contributions to the qualified defined benefit plan during the remainder of 2021.
Note 13 - Income Taxes
Income tax expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Current income tax expense (benefit)	$14,065	$24,530	$17,790	$53,942
Deferred income tax expense (benefit)	1,016	(25,844)	5,188	(51,933)
Income tax expense, as reported	$15,081	$(1,314)	$22,978	$2,009
Effective tax rate	11.3%	(1.4)%	8.9%	1.3%
We had a net deferred tax liability totaling $96.1 million at June 30, 2021 and $117.5 million at December 31, 2020. No valuation allowance for deferred tax assets was recorded at June 30, 2021 as management believes it is more likely than not that all of the deferred tax assets will be realized against deferred tax liabilities and projected future taxable income.

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

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$30,668	$6,441	$24,227	$156,509	$32,868	$123,641
Change in net unrealized gain on securities transferred to held to maturity	(245)	(52)	(193)	(308)	(65)	(243)
Total securities available for sale and transferred securities	30,423	6,389	24,034	156,201	32,803	123,398
Defined-benefit post-retirement benefit plans:
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	1,529	321	1,208	1,329	278	1,051
Total defined-benefit post-retirement benefit plans	1,529	321	1,208	1,329	278	1,051
Total other comprehensive income (loss)	$31,952	$6,710	$25,242	$157,530	$33,081	$124,449

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(129,111)	$(27,113)	$(101,998)	$386,627	$81,193	$305,434
Change in net unrealized gain on securities transferred to held to maturity	(504)	(106)	(398)	(685)	(144)	(541)
Reclassification adjustment for net (gains) losses included in net income	—	—	—	(108,989)	(22,888)	(86,101)
Total securities available for sale and transferred securities	(129,615)	(27,219)	(102,396)	276,953	58,161	218,792
Defined-benefit post-retirement benefit plans:
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	3,058	642	2,416	2,659	557	2,102
Total defined-benefit post-retirement benefit plans	3,058	642	2,416	2,659	557	2,102
Total other comprehensive income (loss)	$(126,557)	$(26,577)	$(99,980)	$279,612	$58,718	$220,894

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available For Sale	Defined Benefit Plans	Accumulated Other Comprehensive Income
Balance January 1, 2021	$563,801	$(50,831)	$512,970
Other comprehensive income (loss) before reclassifications	(102,396)	—	(102,396)
Reclassification of amounts included in net income	—	2,416	2,416
Net other comprehensive income (loss) during period	(102,396)	2,416	(99,980)
Balance at June 30, 2021	$461,405	$(48,415)	$412,990

Balance January 1, 2020	$313,304	$(45,934)	$267,370
Other comprehensive income (loss) before reclassifications	304,893	—	304,893
Reclassification of amounts included in net income	(86,101)	2,102	(83,999)
Net other comprehensive income (loss) during period	218,792	2,102	220,894
Balance at June 30, 2020	$532,096	$(43,832)	$488,264

Note 15 – Operating Segments
We are managed under a matrix organizational structure whereby our two primary operating segments, Banking and Frost Wealth Advisors, overlap a regional reporting structure. See our 2020 Form 10-K for additional information regarding our operating segments. Summarized operating results by segment were as follows:

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
Three months ended:
June 30, 2021
Net interest income (expense)	$258,450	$508	$(1,802)	$257,156
Credit loss expense	—	—	—	—
Non-interest income	48,944	42,534	(231)	91,247
Non-interest expense	183,109	30,014	2,131	215,254
Income (loss) before income taxes	124,285	13,028	(4,164)	133,149
Income tax expense (benefit)	13,605	2,736	(1,260)	15,081
Net income (loss)	110,680	10,292	(2,904)	118,068
Preferred stock dividends	—	—	1,669	1,669
Net income (loss) available to common shareholders	$110,680	$10,292	$(4,573)	$116,399
Revenues from (expenses to) external customers	$307,394	$43,042	$(2,033)	$348,403
June 30, 2020
Net interest income (expense)	$247,279	$684	$(2,152)	$245,811
Credit loss expense (benefit)	31,976	(1)	—	31,975
Non-interest income	42,906	34,920	(225)	77,601
Non-interest expense	166,620	30,637	2,422	199,679
Income (loss) before income taxes	91,589	4,968	(4,799)	91,758
Income tax expense (benefit)	(903)	1,043	(1,454)	(1,314)
Net income (loss) available to common shareholders	$92,492	$3,925	$(3,345)	$93,072
Revenues from (expenses to) external customers	$290,185	$35,604	$(2,377)	$323,412
Six months ended:
June 30, 2021
Net interest income (expense)	$500,655	$994	$(3,612)	$498,037
Credit loss expense	63	—	—	63
Non-interest income	102,724	82,143	(384)	184,483
Non-interest expense	362,260	59,951	3,185	425,396
Income (loss) before income taxes	241,056	23,186	(7,181)	257,061
Income tax expense (benefit)	20,782	4,869	(2,673)	22,978
Net income (loss)	220,274	18,317	(4,508)	234,083
Preferred stock dividends	—	—	3,820	3,820
Net income (loss) available to common shareholders	$220,274	$18,317	$(8,328)	$230,263
Revenues from (expenses to) external customers	$603,379	$83,137	$(3,996)	$682,520
June 30, 2020
Net interest income (expense)	$493,292	$1,561	$(4,521)	$490,332
Credit loss expense	207,174	(2)	—	207,172
Non-interest income	216,322	74,650	(456)	290,516
Non-interest expense	355,592	64,173	4,077	423,842
Income (loss) before income taxes	146,848	12,040	(9,054)	149,834
Income tax expense (benefit)	2,332	2,528	(2,851)	2,009
Net income (loss)	144,516	9,512	(6,203)	147,825
Preferred stock dividends	—	—	2,016	2,016
Redemption of preferred stock	—	—	5,514	5,514
Net income (loss) available to common shareholders	$144,516	$9,512	$(13,733)	$140,295
Revenues from (expenses to) external customers	$709,614	$76,211	$(4,977)	$780,848

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
Financial Assets and Financial Liabilities. The tables below summarize financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, segregated by the level of the valuation inputs within the fair value hierarchy of ASC Topic 820 utilized to measure fair value.

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
June 30, 2021
Securities available for sale:
U.S. Treasury	$1,497,722	$—	$—	$1,497,722
Residential mortgage-backed securities	—	1,761,629	—	1,761,629
States and political subdivisions	—	7,538,819	—	7,538,819
Other	—	42,356	—	42,356
Trading account securities:
U.S. Treasury	24,137	—	—	24,137
Derivative assets:
Interest rate swaps, caps and floors	—	58,079	—	58,079
Commodity swaps and options	—	164,716	—	164,716
Derivative liabilities:
Interest rate swaps, caps and floors	—	28,734	—	28,734
Commodity swaps and options	—	163,387	—	163,387

December 31, 2020
Securities available for sale:
U.S. Treasury	$1,119,633	$—	$—	$1,119,633
Residential mortgage-backed securities	—	1,987,679	—	1,987,679
States and political subdivisions	—	7,287,902	—	7,287,902
Other	—	42,351	—	42,351
Trading account securities:
U.S. Treasury	23,996	—	—	23,996
States and political subdivisions	—	460	—	460
Derivative assets:
Interest rate swaps, caps and floors	—	85,665	—	85,665
Commodity swaps and options	—	45,535	456	45,991
Derivative liabilities:
Interest rate swaps, caps and floors	—	35,187	—	35,187
Commodity swaps and options	—	45,099	—	45,099
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

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Level 2	Level 3	Level 2	Level 3
Carrying value before allocations	$3,399	$19,423	$5,257	$5,006
Specific (allocations) reversals of prior allocations	(336)	(3,273)	(731)	4,209
Fair value	$3,063	$16,150	$4,526	$9,215
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
Financial Instruments Reported at Amortized Cost. The estimated fair values of financial instruments that are reported at amortized cost in our consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	June 30, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$15,184,395	$15,184,395	$10,288,853	$10,288,853
Securities held to maturity	1,813,405	1,896,235	1,945,673	2,052,896
Cash surrender value of life insurance policies	189,818	189,818	189,984	189,984
Accrued interest receivable	176,226	176,226	181,432	181,432
Level 3 inputs:
Loans, net	16,341,038	16,444,306	17,218,132	17,390,683
Financial liabilities:
Level 2 inputs:
Deposits	38,734,140	38,735,017	35,015,761	35,018,185
Federal funds purchased	26,700	26,700	48,850	48,850
Repurchase agreements	2,216,889	2,216,889	2,068,147	2,068,147
Junior subordinated deferrable interest debentures	136,385	137,115	136,357	137,115
Subordinated notes	99,100	114,015	99,021	115,717
Accrued interest payable	3,799	3,799	8,127	8,127
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
Cullen/Frost Bankers, Inc.
The following discussion should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2020, and the other information included in the 2020 Form 10-K. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results for the year ending December 31, 2021 or any future period.
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
•Technological changes and the speed of digital transformation.
•The cost and effects of cyber incidents or other failures, interruptions or security breaches of our systems or those of our outside providers and our customers.
•Our customers' vulnerability to internal and external fraud (including fraudulent e-mail and other communications).
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
Results of Operations
Net income available to common shareholders totaled $116.4 million, or $1.80 per diluted common share, and $230.3 million, or $3.57 per diluted common share, for the three and six months ended June 30, 2021 compared to $93.1 million, or $1.47 per diluted common share, and $140.3 million, or $2.21 per diluted common share, for the three and six months ended June 30, 2020.
Selected data for the comparable periods was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Taxable-equivalent net interest income	$279,997	$269,722	$543,946	$538,174
Taxable-equivalent adjustment	22,841	23,911	45,909	47,842
Net interest income	257,156	245,811	498,037	490,332
Credit loss expense	—	31,975	63	207,172
Net interest income after credit loss expense	257,156	213,836	497,974	283,160
Non-interest income	91,247	77,601	184,483	290,516
Non-interest expense	215,254	199,679	425,396	423,842
Income before income taxes	133,149	91,758	257,061	149,834
Income tax expense\(benefit)	15,081	(1,314)	22,978	2,009
Net income	118,068	93,072	234,083	147,825
Preferred stock dividends	1,669	—	3,820	2,016
Redemption of preferred stock	—	—	—	5,514
Net income available to common shareholders	$116,399	$93,072	$230,263	$140,295
Earnings per common share – basic	$1.81	$1.47	$3.59	$2.22
Earnings per common share – diluted	1.80	1.47	3.57	2.21
Dividends per common share	0.72	0.71	1.44	1.42
Return on average assets	1.02%	0.99%	1.05%	0.79%
Return on average common equity	11.18	9.60	11.16	7.24
Average shareholders’ equity to average assets	9.46	10.30	9.77	11.08
Net income available to common shareholders increased $23.3 million, or 25.1%, for the three months ended June 30, 2021 and increased $90.0 million, or 64.1%, for the six months ended June 30, 2021 compared to the same periods in 2020. The increase during the three months ended June 30, 2021 was primarily the result of a $32.0 million decrease in credit loss expense, a $13.6 million increase in non-interest income and an $11.3 million increase in net interest income partly offset by a $16.4 million increase in income tax expense and a $15.6 million increase in non-interest expense.
The increase during the six months ended June 30, 2021 was primarily the result of a $207.1 million decrease in credit loss expense and a $7.7 million increase in net interest income partly offset by a $106.0 million decrease in non-interest income, a $21.0 million increase in income tax expense and a $1.6 million increase in non-interest expense. Credit loss expense during 2020 was impacted by both our adoption of a new credit loss accounting standard and the adverse events impacting our loan portfolio, including those arising from the COVID-19 pandemic and the significant volatility in oil prices. Non-interest income during 2020 was impacted by a $109.0 million net gain on securities transactions during the first quarter. Net income available to common shareholders during 2020 was also impacted by the reclassification of $5.5 million of issuance costs associated with our preferred stock to retained earnings upon redemption of the preferred stock.
Details of the changes in the various components of net income are further discussed below.

Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 73.0% of total revenue during the first six months of 2021. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.
The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate. The prime rate began 2020 at 4.75% and decreased 150 basis points in March 2020 to 3.25% where it remained through June 30, 2021. Our loan portfolio is also impacted by changes in the London Interbank Offered Rate (LIBOR). At June 30, 2021, the one-month and three-month U.S. dollar LIBOR interest rates were 0.10% and 0.15%, respectively, while at June 30, 2020, the one-month and three-month U.S. dollar LIBOR interest rates were 0.16% and 0.30%, respectively. The target range for the federal funds rate, which is the cost of immediately available overnight funds, began 2020 at 1.50% to 1.75% and decreased 150 basis points in March 2020 to zero to 0.25% where it remained through June 30, 2021. As noted in our 2020 Form 10-K, the decrease in the target range for the federal funds rate in March 2020 was largely an emergency measure by the Federal Reserve aimed at blunting the economic impact of COVID-19.
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

	Three Months Ended
	June 30, 2021 vs. June 30, 2020
	Increase (Decrease) Due to Change in
	Rate	Volume	Number of days	Total
Interest-bearing deposits	$133	$2,224	$—	$2,357
Federal funds sold	(4)	(21)	—	(25)
Resell agreements	(14)	(12)	—	(26)
Securities:
Taxable	(3,942)	1,184	—	(2,758)
Tax-exempt	392	(4,409)	—	(4,017)
Loans, net of unearned discounts	14,441	(3,002)	—	11,439
Total earning assets	11,006	(4,036)	—	6,970
Savings and interest checking	(121)	183	—	62
Money market deposit accounts	—	294	—	294
Time accounts	(3,032)	50	—	(2,982)
Public funds	(120)	18	—	(102)
Federal funds purchased	1	—	—	1
Repurchase agreements	(151)	241	—	90
Junior subordinated deferrable interest debentures	(350)	—	—	(350)
Subordinated notes	(2)	2	—	—
Federal home loan bank advances	—	(318)	—	(318)
Total interest-bearing liabilities	(3,775)	470	—	(3,305)
Net change	$14,781	$(4,506)	$—	$10,275

	Six Months Ended
	June 30, 2021 vs. June 30, 2020
	Increase (Decrease) Due to Change in
	Rate	Volume	Number of days	Total
Interest-bearing deposits	$(11,559)	$8,276	$(52)	$(3,335)
Federal funds sold	(331)	(370)	(4)	(705)
Resell agreements	(74)	(69)	(1)	(144)
Securities:
Taxable	(7,035)	(1,725)	—	(8,760)
Tax-exempt	792	(7,811)	—	(7,019)
Loans, net of unearned discounts	(16,439)	25,040	(1,900)	6,701
Total earning assets	(34,646)	23,341	(1,957)	(13,262)
Savings and interest checking	(281)	293	(4)	8
Money market deposit accounts	(9,462)	1,798	(64)	(7,728)
Time accounts	(6,219)	147	(47)	(6,119)
Public funds	(1,568)	151	(8)	(1,425)
Federal funds purchased	(86)	16	—	(70)
Repurchase agreements	(3,739)	1,285	(19)	(2,473)
Junior subordinated deferrable interest debentures	(910)	1	—	(909)
Subordinated notes	(4)	4	—	—
Federal home loan bank advances	—	(318)	—	(318)
Total interest-bearing liabilities	(22,269)	3,377	(142)	(19,034)
Net change	$(12,377)	$19,964	$(1,815)	$5,772
Taxable-equivalent net interest income for the three months ended June 30, 2021 increased $10.3 million, or 3.8%, while taxable-equivalent net interest income for the six months ended June 30, 2021 increased $5.8 million, or 1.1%, compared to the same periods in 2020. Taxable-equivalent net interest income for the six months ended June 30, 2021 included 181 days compared to 182 days for the same period in 2020 as a result of the leap year. The additional day added approximately $1.8 million to taxable-equivalent net interest income during the six months ended June 30, 2020. Excluding the impact of the additional day results in an effective increase in taxable-equivalent net interest income of approximately $7.6 million during the six months ended June 30, 2021. The taxable-equivalent net interest margin decreased 48 basis points from 3.13% during the three months ended June 30, 2020 to 2.65% during the three months ended June 30, 2021 while the taxable-equivalent net interest margin decreased 65 basis points from 3.33% during the six months ended June 30, 2020 to 2.68% during the six months ended June 30, 2021.
The increase in taxable-equivalent net interest income during the three months ended June 30, 2021 was primarily related to an increase in the average taxable-equivalent yield on loans and decreases in the average costs of interest-bearing deposit liabilities and other borrowed funds combined with increases in the average volumes of interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) and taxable securities. The impact of these items was partly offset by decreases in the average volume of tax-exempt securities and loans combined with a decrease in the average yield on taxable securities. The increase in taxable-equivalent net interest income during the six months ended June 30, 2021 was primarily related to increases in the average volumes of loans and interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) combined with decreases in the average costs of interest-bearing deposit liabilities and other borrowed funds. The positive impact of these items was partly offset by decreases in the average yields on loans, interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) and taxable securities combined with decreases in the average volumes of tax-exempt and taxable securities and an increase in the average volume of interest-bearing deposit liabilities. The decreases in taxable-equivalent net interest margin during the three and six months ended June 30, 2021 were primarily related to increases in the relative proportion of average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) to average total interest-earning assets combined with the aforementioned decreases in market interest rates. Interest-bearing deposits made up approximately 31.1% of average interest-earning assets during the three months ended June 30, 2021 compared to 14.2% during the same period in 2020 while interest-bearing deposits made up approximately 28.1% of average interest-earning assets during the six months ended June 30, 2021 compared to 11.5% during the same period in 2020.
The average volume of interest-earning assets for the three months ended June 30, 2021 increased $7.8 billion while the average volume of interest-earning assets for the six months ended June 30, 2021 increased $8.4 billion compared to the same periods in 2020. The increase in the average volume of interest-earning assets during the three months ended June 30, 2021 included an $8.4 billion increase in average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) and a $125.6 million increase in average taxable securities partly offset by a $332.5 million decrease in average tax-exempt securities, a $303.2 million decrease in average loans and a $50.6 million decrease in average federal funds sold. The increase in the average volume of interest-earning assets during the six months ended June 30, 2021 included a $7.8 billion increase in average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve), a $1.2 billion increase in average loans (of which approximately $1.5 billion related to PPP loans, as further discussed below) partly offset by a $285.7 million decrease in average tax-exempt securities, a $175.6 million decrease in average taxable securities and a $138.4 million decrease in average federal funds sold.
The average taxable-equivalent yield on interest-earning assets decreased 53 basis points from 3.24% during the three months ended June 30, 2020 to 2.71% during the three months ended June 30, 2021 while the average taxable-equivalent yield on interest-earning assets decreased 78 basis points from 3.52% during the six months ended June 30, 2020 to 2.74% during the six months ended June 30, 2021. The average taxable-equivalent yield on interest-earning assets during 2021 was impacted by the aforementioned changes in market interest rates and changes in the volume and relative mix of interest-earning assets.
The average taxable-equivalent yield on loans increased 33 basis points from 3.95% during the three months ended June 30, 2020 to 4.28% during the three months ended June 30, 2021 while the average taxable-equivalent yield on loans decreased 20 basis points from 4.27% during the six months ended June 30, 2020 to 4.07% during the six months ended June 30, 2021. The average taxable-equivalent yields on loans during the three and six months ended June 30, 2021 were positively impacted by higher average yields on PPP loans but negatively impacted by lower average market interest rates compared to the same periods in 2020. The average volume of loans for the three and six months ended June 30, 2021 decreased $303.2 million, or 1.7%, and increased $1.2 billion, or 7.3%, respectively, compared to the same periods in 2020. Loans made up approximately 40.2% and 42.2% of average interest-earning assets during the three and six months ended June 30, 2021, respectively, compared to 50.0% and 49.4% during the same respective periods in 2020.
In April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. In 2020, we funded $3.3 billion of PPP loans of which approximately $3.2 million were funded during the second quarter of 2020. As of June 30, 2021, approximately $2.6 billion of these 2020 originated PPP loans have been forgiven by the SBA or repaid by the customer. During the first six months of 2021, we funded an additional $1.4 billion of PPP loans. As of June 30, 2021, approximately $116.7 million of these 2021 originated PPP loans have been forgiven by the SBA or repaid by the customer. During the three and six months ended June 30, 2021, we recognized $38.8 million and $62.3 million, respectively, in PPP loan related deferred processing fees (net of amortization of related deferred origination costs) as a yield adjustment and this amount is included in interest income on loans. During the three months ended June 30, 2020, we recognized approximately $19.3 million in PPP loan related deferred processing fees (net of amortization of related deferred origination costs). As a result of the inclusion of these net fees in interest income, the average yield on PPP loans was 6.89% and 5.60% during the three and six months ended June 30, 2021, respectively, compared to the stated interest rate of 1.0% on these loans. The average yield on PPP loans during the three months ended June 30, 2020 was 4.13%. The increase in the average yield on PPP Loans during the three months ended June 30, 2021 compared to the same period in 2020 was primarily due to a decrease in the average expected lives of the PPP loans funded in 2021 compared to 2020. Furthermore, the average fee percentage for 2021 originations was higher due to a smaller average loan size relative to 2020. For PPP loans funded through June 30, 2021, we expect to recognize additional PPP loan related deferred processing fees (net of deferred origination costs) totaling approximately $38.0 million as a yield adjustment over the remaining expected lives of these loans. Of this amount, we expect to recognize approximately 72% in 2021 and the remainder in 2022.
The average taxable-equivalent yield on securities was 3.36% during the three months ended June 30, 2021, decreasing 17 basis points from 3.53% during the same period in 2020 while the average taxable-equivalent yield on securities was 3.38% during the six months ended June 30, 2021, decreasing 11 basis points from 3.49% during the same period in 2020. The average yield on taxable securities decreased 39 basis points from 2.40% during the three months ended June 30, 2020 to 2.01% during the three months ended June 30, 2021 while the average yield on taxable securities decreased 35 basis points from 2.38% during the six months ended June 30, 2020 to 2.03% during the six months ended June 30, 2021.
The average taxable-equivalent yield on tax-exempt securities increased 2 basis points during both the three and six months ended June 30, 2021 compared to the same periods in 2020. The average taxable-equivalent yield on tax-exempt securities was 4.09% during both the three and six months ended June 30, 2021, respectively, compared to 4.07% during both three and six months ended June 30, 2020, respectively. Tax exempt securities made up approximately 66.1% and 66.6% of total average securities during the three and six months ended June 30, 2021, respectively, compared to 67.7% and 66.5% during the same periods in 2020. The average volume of total securities during the three months ended June 30, 2021 decreased $206.9 million, or 1.7%, compared to the same period in 2020 while the average volume of total securities during the six months ended June 30, 2021 decreased $461.3 million, or 3.6%, compared to the same period in 2020. Securities made up approximately 28.6% of average interest-earning assets during the three months ended June 30, 2021 compared to 35.6% during the same period in 2020 while securities made up approximately 29.7% of average interest-earning assets during the six months ended June 30, 2021 compared to 38.6% during the same period in 2020. The decreases during the three and six months ended June 30, 2021 were primarily related to an increase in the relative proportion of interest-earning assets invested in interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve).
Average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) for the three months ended June 30, 2021 increased $8.4 billion, or 167.7%, compared to the same period in 2020 while average interest-bearing deposits for the six months ended June 30, 2021 increased $7.8 billion, or 206.8%, compared to the same period in 2020. Interest-bearing deposits made up approximately 31.1% of average interest-earning assets during the three months ended June 30, 2021 compared to 14.2% during the same period in 2020 while interest-bearing deposits made up approximately 28.1% of average interest-earning assets during the six months ended June 30, 2021 compared to 11.5% during the same period in 2020. The increases in the average volume of interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) during the three and six months ended June 30, 2021 compared to the same periods in 2020 were primarily due to increases in the average volume of customer deposits and, to a lesser extent, repurchase agreements. The average yield on interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) was 0.11% and 0.10% during the three and six months ended June 30, 2021, respectively, compared to 0.10% and 0.49 % during the same periods in 2020. The average yield on interest-bearing deposits during 2021 and during the second quarter of 2020 were negatively impacted by a decrease in interest rates paid on such excess reserves held at the Federal Reserve.
Average federal funds sold and average resell agreements for the three months ended June 30, 2021 decreased $50.6 million, or 70.3%, and $12.1 million, or 60.5%, respectively, compared to the same period in 2020 while average federal funds sold and average resell agreements for the six months ended June 30, 2021 decreased $138.4 million, or 91.3%, and $19.2 million, or 78.4%, respectively, compared to the same period in 2020. Federal funds sold and resell agreements were not a significant component of interest-earning assets during the comparable periods. The average yields on federal funds sold and resell agreements were 0.15% and 0.20%, respectively, during the three months ended June 30, 2021, compared to 0.18% and 0.59%, respectively, during the same period in 2020 while the average yields on federal funds sold and resell agreements were 0.17% and 0.19%, respectively, during the six months ended June 30, 2021, compared to 0.93% and 1.20%, respectively, during the same period in 2020. The average yields on federal funds sold and resell agreements during 2021 were negatively impacted by lower average market interest rates.
The average rate paid on interest-bearing liabilities was 0.10% during the three months ended June 30, 2021, decreasing 9 basis points from 0.19% during the same period in 2020 while the average rate paid on interest-bearing liabilities was 0.10% during the six months ended June 30, 2021, decreasing 23 basis points from 0.33% during the same period in 2020. Average deposits increased $7.0 billion, or 22.2%, during the three months ended June 30, 2021 compared to the same period in 2020 and included a $4.3 billion increase in average interest-bearing deposits and a $2.7 billion increase in average non-interest bearing deposits. Average deposits increased $7.5 billion, or 25.5%, during the six months ended June 30, 2021 compared to the same period in 2020 and included a $3.9 billion increase in average interest-bearing deposits and a $3.6 billion increase in average non-interest bearing deposits. The ratio of average interest-bearing deposits to total average deposits was 57.0% and 56.9% during the three and six months ended June 30, 2021, compared to 56.0% and 58.2% during the same periods in 2020. The average cost of deposits is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-bearing deposits. The average cost of interest-bearing deposits and total deposits was 0.06% and 0.04%, respectively, during the three months ended June 30, 2021 compared to 0.14% and 0.08%, respectively, during the same period in 2020. The average cost of interest-bearing deposits and total deposits was 0.07% and 0.04%, respectively, during the six months ended June 30, 2021 compared to 0.26% and 0.15%, respectively, during the same period in 2020. The average cost of deposits during 2020 and 2021 were impacted by decreases in the interest rates we pay on most of our interest-bearing deposit products as a result of the aforementioned decreases in market interest rates.
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
Our net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 2.61% and 2.64% during the three and six months ended June 30, 2021, respectively, compared to 3.05% and 3.19 % during same periods in 2020. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Credit loss expense (benefit) related to:
Loans	$(4,379)	$27,228	$(4,379)	$200,153
Off-balance-sheet credit exposures	4,379	4,775	4,444	7,062
Securities held to maturity	—	(28)	(2)	(43)
Total	$—	$31,975	$63	$207,172
See the section captioned “Allowance for Credit Losses” elsewhere in this discussion for further analysis of credit loss expense related to loans and off-balance-sheet credit exposures.
Non-Interest Income
Total non-interest income for the three and six months ended June 30, 2021 increased $13.6 million, or 17.6%, and decreased $106.0 million, or 36.5%, respectively, compared to the same periods in 2020. Excluding the $109.0 million in net gains on securities transactions during the six months ended June 30, 2020, total non-interest income increased $3.0 million, or 1.6%, during the six months ended June 30, 2021. Changes in the various components of non-interest income are discussed in more detail below.
Trust and Investment Management Fees. Trust and investment management fees for the three and six months ended June 30, 2021 increased $6.8 million, or 21.9%, and increased $7.7 million, or 11.7%, respectively, compared to the same periods in 2020. Investment management fees are the most significant component of trust and investment management fees, making up approximately 81.8% and 80.2% of total trust and investment management fees for the first six months of 2021 and 2020, respectively. The increase in trust and investment management fees during the three months ended June 30, 2021 was primarily due to increases in investment management fees (up $4.7 million, or 18.6%) and estate fees (up $1.3 million). The increase in trust and investment management fees during the six months ended June 30, 2021 was primarily due to increases in investment management fees (up $7.3 million, or 13.9%). Investment management fees and other custodial account fees are generally based on the market value of assets within an account and are thus impacted by volatility in the equity and bond markets. The increases in investment management fees during the three and six months ended June 30, 2021 were primarily related to higher average equity valuations as well as an increases in the number of accounts. The increase in estate fees during the three months ended June 30, 2021 was primarily related to variation in transaction volumes.
At June 30, 2021, trust assets, including both managed assets and custody assets, were primarily composed of equity securities (45.7% of assets), fixed income securities (31.7% of assets), alternative investments (9.5% of assets) and cash equivalents (8.4% of assets). The estimated fair value of these assets was $42.3 billion (including managed assets of $18.1 billion and custody assets of $24.2 billion) at June 30, 2021, compared to $38.6 billion (including managed assets of $16.9 billion and custody assets of $21.7 billion) at December 31, 2020 and $35.7 billion (including managed assets of $15.8 billion and custody assets of $19.9 billion) at June 30, 2020.

Service Charges on Deposit Accounts. Service charges on deposit accounts for the three months ended June 30, 2021 increased $2.3 million, or 12.9%, while service charges on deposit accounts for the six months ended June 30, 2021 decreased $389 thousand, or 1.0%, compared to the same periods in 2020. The increase during the three months ended June 30, 2021 was primarily related to increases in overdraft charges on consumer and commercial accounts (up $887 thousand and $314 thousand, respectively) and an increase in commercial service charges (up $974 thousand). The decrease during the six months ended June 30, 2021 was primarily related to decreases in overdraft charges on consumer and commercial accounts (down $1.2 million and $535 thousand, respectively) partly offset by an increase in commercial service charges (up $1.3 million). Overdraft charges totaled $6.9 million ($5.3 million consumer and $1.5 million commercial) during the three months ended June 30, 2021 compared to $5.6 million ($4.5 million consumer and $1.2 million commercial) during the same period in 2020. Overdraft charges totaled $14.4 million ($11.4 million consumer and $3.0 million commercial) during the six months ended June 30, 2021 compared to $16.1 million ($12.6 million consumer and $3.6 million commercial) during the same period in 2020. The fluctuations in overdraft charges during the three and six months ended June 30, 2021 were primarily related to fluctuations in the volumes of overdrafts relative to the same periods in 2020. In April 2021, we implemented a new overdraft grace feature for certain consumer demand deposit accounts whereby no fees will be assessed on overdrafts of $100 or less, subject to certain qualifying conditions such as a minimum direct deposit. This new feature reduced overdraft charges on consumer accounts during the second quarter of 2021 by approximately $1.0 million. The impact on future quarters will depend on future overdraft volumes.
Commercial service charges increased $974 thousand and $1.3 million during the three and six months ended June 30, 2021 compared to the same periods in 2020. Commercial service charges during the three months ended June 30, 2021 were impacted by an increase in the volume of billable services relative to the same period in 2020. Commercial service charges during the six months ended June 30, 2021 were primarily impacted by a lower average earnings credit rate. The earnings credit rate is the value given to deposits maintained by treasury management customers. Earnings credits applied to customer deposit balances offset service fees that would otherwise be charged. Because average market interest rates in 2021 have been lower compared to 2020, deposit balances have become less valuable and are yielding a lower earnings credit.
Insurance Commissions and Fees. Insurance commissions and fees for the three and six months ended June 30, 2021 increased $105 thousand, or 1.0% and increased $933 thousand, or 3.4%, respectively, compared to the same periods in 2020. The increase during the three months ended June 30, 2021 was the result of an increase in commission income (up $171 thousand) partly offset by a decrease in contingent income (down $65 thousand). The increase during the six months ended June 30, 2021 was the result of an increase in contingent income (up $978 thousand) partly offset by a decrease in commission income (down $45 thousand).
The increase in commission income during the three months ended June 30, 2021 was primarily related to an increase in life insurance commissions and commercial lines property and casualty commissions mostly offset by decreases in benefit plan commissions. The decrease in commission income during the six months ended June 30, 2021 was primarily related to decreases in benefit plan commissions mostly offset by increases in life insurance commissions and commercial lines property and casualty commissions. The increases in commercial lines property and casualty commissions were related to increased market rates while the increases in life insurance commissions and decreases in benefit plan commissions were related to fluctuations in business volumes.
Contingent income totaled $349 thousand and $4.0 million during the three and six months ended June 30, 2021, respectively, compared to $414 thousand and $3.0 million during the same periods in 2020. Contingent income primarily consists of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. These performance related contingent payments are seasonal in nature and are mostly received during the first quarter of each year. This performance related contingent income totaled $3.1 million and $2.1 million during the six months ended June 30, 2021 and 2020, respectively. The increase in performance related contingent income during 2021 was related to growth within the portfolio combined with improvement in the loss performance of insurance policies previously placed. During the first quarter of 2021, a severe weather event in Texas resulted in a significant increase in property and casualty claims and losses. This deterioration in loss performance is expected to impact the determination of performance related contingent payments we receive in 2022; however, such impact is not determinable at this time. Contingent income also includes amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. This benefit plan related contingent income totaled $274 thousand and $899 thousand during the three and six months ended June 30, 2021, respectively, compared to $378 thousand and $986 thousand during the same periods in 2020, respectively.
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

Net interchange and card transaction fees for the three and six months ended June 30, 2021 increased $1.7 million, or 56.5%, and increased $2.5 million, or 40.4%, respectively, compared to the same periods in 2020 primarily due to increased transaction volumes as well the impact of new card products partly offset by increases in network costs. Transaction volumes during second quarter of 2020 were more impacted by the onset of the COVID-19 pandemic. A comparison of gross and net interchange and card transaction fees for the reported periods is presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income from card transactions	$7,553	$5,527	$13,945	$11,332
ATM service fees	866	753	1,651	1,680
Gross interchange and card transaction fees	8,419	6,280	15,596	13,012
Network costs	3,778	3,314	6,862	6,791
Net interchange and card transaction fees	$4,641	$2,966	$8,734	$6,221
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
Other Charges, Commissions and Fees. Other charges, commissions and fees for the three months ended June 30, 2021 increased $1.0 million, or 12.7%, compared to the same period in 2020. The increase was primarily related to an increase in income from the sale of mutual fund accounts (up $1.1 million) and, to a lesser extent, increases in funds transfer service charges (up $298 thousand), merchant services rebates (up $234 thousand), capital markets advisory fees (up $226 thousand) and income from the sale of annuities (up $174 thousand) partly offset by decreases in income from the placement of money market accounts (down $574 thousand), which was impacted by lower average market rates, and fees on unused commitments (down $567 thousand). Other charges, commissions and fees for the six months ended June 30, 2021 decreased $84 thousand, or 0.5%, compared to the same period in 2020. The decrease was primarily related to a decrease in income from the placement of money market accounts (down $1.7 million), which was impacted by lower average market rates, and a decrease in fees on unused commitments (down $1.0 million), among other things. These items were partly offset by increases in income from the sale of mutual funds (up $1.3 million), funds transfer service charges (up $308 thousand), merchant services rebates (up $228 thousand) and capital markets advisory fees (up $218 thousand).
Net Gain/Loss on Securities Transactions. No securities were sold during the first six months of 2021. During the first quarter of 2020, we sold $483.1 million of residential mortgage-backed securities and realized a net gain of $1.9 million on those sales. The proceeds from these sales were reinvested into other residential mortgage-backed securities that had lower pre-payment rates. We also sold $519.1 million of 30-year U.S Treasury securities during the first quarter of 2020 and realized a net gain of $107.1 million on those sales. These U.S. Treasury securities were purchased during the fourth quarter of 2019 to hedge, in effect, against falling interest rates. Prior to their sale, these securities had significant unrealized holding gains as a result of decreases in market interest rates during the first quarter of 2020. We elected to sell these securities to provide liquidity and realize the gains.
Other Non-Interest Income. Other non-interest income for the three months ended June 30, 2021 increased $1.8 million, or 23.6%, compared to the same period in 2020. The increase was primarily related to an increase in gains on the sale of assets (up $1.1 million) and increases in income from customer foreign exchange and derivative transactions (up $342 thousand and $276 thousand, respectively). Gains on the sale of assets include $1.8 million related to the sale of certain parking lots in downtown San Antonio in 2021 and $758 thousand related to the sale of a branch facility in 2020. Other non-interest income for the six months ended June 30, 2021 decreased $7.7 million, or 30.3%, compared to the same period in 2020. Other non-interest income during the six months ended June 30, 2020 included approximately $6.0 million in gains realized on the sale of certain non-hedge related, short-term put options on U.S. Treasury securities with an aggregate notional amount of $500 million. The put options were not exercised and expired in March 2020. The decrease in other non-interest income during the six months ended June 30, 2021 was also partly related to decreases in sundry and other miscellaneous income (down $2.2 million) and public finance underwriting fees (down $1.1 million). The decrease from these items was partly offset by an increase in gains on the sale of assets (up $1.1 million), as discussed above, and increases in income from customer derivative and foreign exchange transactions (up $317 thousand and $186 thousand, respectively). Sundry income during the first quarter of 2020 included $2.5 million related to the recovery of prior write-offs. The decrease in public finance underwriting fees was primarily due to a decrease in business volume.

Non-Interest Expense
Total non-interest expense for the three and six months ended June 30, 2021 increased $15.6 million, or 7.8%, and increased $1.6 million, or 0.4%, respectively, compared to the same periods in 2020. Changes in the various components of non-interest expense are discussed below.
Salaries and Wages. Salaries and wages for the three and six months ended June 30, 2021 increased $6.7 million, or 7.4%, and increased $1.3 million, or 0.7%, respectively, compared to the same periods in 2020. Salaries and wages during the comparable periods were impacted by higher levels of salary costs deferred as loan origination costs in connection with the high volume of PPP loan originations. Most of the PPP loan originations occurred during the second quarter of 2020, for the first round of PPP funding, and during the first quarter of 2021, for the second round of PPP funding. Salary costs deferred in connection with PPP loan originations totaled $399 thousand and $4.0 million during the three and six months ended June 30, 2021, respectively, as most of the 2021 PPP loan originations during these periods occurred during the first quarter. Salary costs deferred in connection with PPP loan originations totaled $5.5 million during both the three and six months ended June 30, 2020 as all of the 2020 PPP loan originations during these periods occurred in the second quarter. Salary costs deferred in connection with loan originations are netted against loan origination fees and recognized as a yield adjustment component of interest income over the terms of the underlying loans. Salaries and wages during the three and six months ended June 30, 2021 were also impacted by decreases in salaries, due to a decrease in the number of employees, partly offset by increases in incentive compensation, commissions and stock based compensation compared to the same periods in 2020.
Employee Benefits. Employee benefits expense for the three and six months ended June 30, 2021 decreased $133 thousand, or 0.7%, and decreased $2.5 million, or 5.7%, respectively, compared to the same periods in 2020. The decreases were primarily related to decreases in certain discretionary benefit plan expenses and expenses related to our defined benefit retirement and restoration plans partly offset by increases in medical benefits expense and payroll taxes, among other things.
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
Net Occupancy. Net occupancy expense for the three and six months ended June 30, 2021 increased $1.4 million, or 5.5%, and $2.1 million, or 4.0%, respectively, compared to the same periods in 2020. The increase during the three months ended June 30, 2021 was primarily related to increases in repairs and maintenance/service contracts expense (up $1.4 million) and depreciation on leasehold improvements (up $532 thousand), among other things, partly offset by a decrease in lease expense (down $754 thousand), among other things. The increase during the six months ended June 30, 2021 was primarily related to increases in depreciation on leasehold improvements (up $1.2 million), and repairs and maintenance/service contracts expense (up $997 thousand), among other things, partly offset by a decrease in lease expense (down $552 thousand), among other things.
Technology, Furniture and Equipment. Technology, furniture and equipment expense for the three and six months ended June 30, 2021 increased $2.0 million, or 7.5%, and $4.7 million, or 9.2%, respectively, compared to the same periods in 2020. The increase during the three months ended June 30, 2021 was primarily related to increases in cloud services expense (up $1.1 million), depreciation of furniture and equipment (up $689 thousand) and software maintenance (up $407 thousand). The increase during the six months ended June 30, 2021 was primarily related to increases in cloud services expense (up $3.2 million), depreciation of furniture and equipment (up $1.3 million) and software maintenance (up $481 thousand).
Deposit Insurance. Deposit insurance expense totaled $2.9 million and $5.8 million for the three and six months ended June 30, 2021, respectively, compared to $2.8 million and $5.4 million for the three and six months ended June 30, 2020. The increases were primarily related to increases in total assets partly offset by a decrease in the assessment rate.
Other Non-Interest Expense. Other non-interest expense for the three and six months ended June 30, 2021 increased $5.7 million, or 15.7%, and decreased $4.3 million, or 5.2%, respectively, compared to the same periods in 2020. The increase during the three months ended June 30, 2021 included increases in donations expense (up $2.0 million); advertising/promotions expense (up $1.8 million); fraud losses (up $873 thousand); and business development expense (up $338 thousand); among other things. The increase was also partly due to a decrease in costs deferred as loan origination costs, down $1.6 million primarily in connection with the high volume of PPP loan originations during the second quarter of 2020. Costs deferred in connection with loan originations are netted against loan origination fees and recognized as a yield adjustment component of interest income over the remaining terms of the underlying loans. Donations expense during the second quarter of 2021 was impacted by a $1.8 million contribution to the Frost Charitable Foundation. The increases in advertising/promotions expense and business development expense reflect the lower spending levels in 2020 due in part to the Covid-19 pandemic. The impact of the aforementioned items was partly offset by decreases in outside computer service expense (down $1.0 million); and travel, meals and entertainment expense (down $538 thousand); among other things.
The decrease in other non-interest expense during the six months ended June 30, 2021 included decreases in travel, meals and entertainment expense (down $3.4 million); outside computer service expense (down $2.2 million); professional services expense (down $1.8 million); advertising/promotions expense (down $1.2 million); business development expense (down $817 thousand); and stationery, printing and supplies expense (down $665 thousand); among other things. The impact of these items was partly offset by increases in donations expense (up $2.6 million); sundry and other miscellaneous expense (up $2.1 million); and fraud losses (up $1.3 million), among other things. Donations expense during the first six months of 2021 was impacted by $3.3 million in contributions to the Frost Charitable Foundation.
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
Banking
Net income for the three and six months ended June 30, 2021 increased $18.2 million, or 19.7%, and $75.8 million, or 52.4%, respectively, compared to the same periods in 2020. The increase during the three months ended June 30, 2021 was primarily the result of a $32.0 million decrease in credit loss expense, an $11.2 million increase in net interest income and a $6.0 million increase in non-interest income partly offset by a $16.5 million increase in non-interest expense and a $14.5 million increase in income tax expense. The increase during the six months ended June 30, 2021 was primarily the result of a $207.1 million decrease in credit loss expense and a $7.4 million increase in net interest income partly offset by a $113.6 million decrease in non-interest income, an $18.5 million increase in income tax expense and a $6.7 million increase in non-interest expense.
Net interest income for the three and six months ended June 30, 2021 increased $11.2 million, or 4.5%, and $7.4 million, or 1.5%, respectively, compared to the same periods in 2020. The increase during the three months ended June 30, 2021 was primarily related to an increase in the average taxable-equivalent yield on loans and decreases in the average costs of interest-bearing deposit liabilities and other borrowed funds combined with increases in the average volumes of interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) and taxable securities. The impact of these items was partly offset by decreases in average volume of tax-exempt securities and loans combined with a decrease in the average yield on taxable securities. The increase in net interest income during the six months ended June 30, 2021 was primarily related to increases in the average volumes of loans and interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) combined with decreases in the average costs of interest-bearing deposit liabilities and other borrowed funds. The impact of these items was partly offset by decreases in the average yields on loans, interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) and taxable securities combined with decreases in the average volumes of tax-exempt and taxable securities and an increase in the average volume of interest-bearing deposit liabilities. Net interest income for the first six months of 2020 was also positively impacted by the additional day as a result of leap year. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.
There was no credit loss expense for the three months ended June 30, 2021 while credit loss expense totaled $32.0 million for the same period in 2020. Credit loss expense totaled $63 thousand during the six months ended June 30, 2021 compared to $207.2 million for the same period in 2020. See the sections captioned “Credit Loss Expense” and “Allowance for Credit Losses” elsewhere in this discussion for further analysis of credit loss expense related to loans and off-balance-sheet commitments.
Non-interest income for the three months ended June 30, 2021 increased $6.0 million, or 14.1%, compared to the same period in 2020. The increase was primarily due to increases in service charges on deposit accounts, other non-interest income and interchange and debit card transactions fees. The increase in service charges on deposit accounts was primarily related to increases in overdraft charges on consumer and commercial accounts and an increase in commercial service charges. The increase in interchange and debit card transactions fees was due to increased transaction volumes partly offset by increases in network costs. The increase in other non-interest income was primarily related to an increase in gains on the sale of assets and increases in income from customer foreign exchange and derivative transactions.

Non-interest income for the six months ended June 30, 2021 decreased $113.6 million, or 52.5%, compared to the same period in 2020. Non-interest income for the six months ended June 30, 2020 included a $109.0 million net gain on securities transactions recognized during the first quarter. Excluding the net gain on securities transactions, total non-interest income for the Banking segment decreased $4.6 million, or 4.3%, during the first six months of 2021 compared to the same period in 2020. This decrease was primarily due to a decrease in other non-interest income partly offset by increases in interchange and card transaction fees and in insurance commissions and fees. Other non-interest income during the six months ended June 30, 2020 included approximately $6.0 million in gains realized on the sale of certain non-hedge related, short-term put options on U.S. Treasury securities with an aggregate notional amount of $500 million during the first quarter. The put options were not exercised and expired in March 2020. The decrease in other non-interest income during the six months ended June 30, 2021 was also partly related to decreases in sundry and other miscellaneous income and public finance underwriting fees. The decrease from these items was partly offset by an increase in gains on the sale of assets and increases in income from customer derivative and foreign exchange transactions. The increase in interchange and debit card transactions fees was due to increased transaction volumes partly offset by increases in network costs. The increase in insurance commissions and fees was the result of an increase in contingent income partly offset by a decrease in commission income, which is further discussed below in relation to Frost Insurance Agency. See the analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense increased $16.5 million, or 9.9%, for three months ended June 30, 2021 and $6.7 million, or 1.9%, for the six months ended June 30, 2021, compared to the same periods in 2020. The increase during the three months ended was primarily due to increases in salaries and wages; other non-interest expense; technology, furniture and equipment expense; and net occupancy expense. The increase during the six months ended June 30, 2021 was primarily due to increases in technology, furniture and equipment expense; salaries and wages; and net occupancy expense partly offset by decreases in employee benefits expense and other non-interest expense. Salaries and wages during the first quarter of 2021 and the second quarter of 2020 were impacted by higher levels of salary costs deferred as loan origination costs primarily in connection with the high volume of PPP loan originations during those quarters. These costs are netted against loan origination fees and recognized as a yield adjustment component of interest income over the remaining terms of the underlying loans. Salaries and wages during the three and six months ended June 30, 2021 were also impacted by decreases in salaries, due to a decrease in the number of employees, partly offset by increases in incentive compensation, commissions and stock based compensation compared to the same periods in 2020. The increase in other non-interest expense during the three months ended June 30, 2021 included increases in donations expense; advertising/promotions expense; fraud losses; sundry and other miscellaneous expense and business development expense; among other things. The increase was also partly due to a decrease in costs deferred as loan origination costs primarily in connection with the high volume of PPP loan originations during the second quarter of 2020. Costs deferred in connection with loan originations are recognized as a yield adjustment component of interest income over the remaining terms of the underlying loans. The impact of the aforementioned items was partly offset by decreases in outside computer service expense; and travel, meals and entertainment expense; among other things. The decrease in other non-interest expense during the six months ended June 30, 2021 included decreases in travel, meals and entertainment expense; outside computer service expense; professional services expense; advertising/promotions expense; business development expense; and stationery, printing and supplies expense; among other things. The impact of these items was partly offset by increases in donations expense and fraud losses, among other things. The increase in technology, furniture and equipment expense during the three and six months ended June 30, 2021 was primarily related to increases in cloud services expense, depreciation of furniture and equipment and software maintenance. The increase in net occupancy expense during the three and six months ended June 30, 2021 was primarily related to increases in repairs and maintenance/service contracts expense and depreciation on leasehold improvements, among other things, partly offset by decreases in lease expense, among other things. The decrease in employee benefits expense during the six months ended June 30, 2021 was primarily related to decreases in certain discretionary benefit plan expenses and expenses related to our defined benefit retirement and restoration plans partly offset by increases in medical benefits expense and payroll taxes, among other things. See the analysis of these categories of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.
Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $10.8 million and $28.2 million during the three and six months ended June 30, 2021 compared to $10.7 million and $27.2 million during the three and six months ended June 30, 2020. The increase for the six months ended June 30, 2021 was primarily the result of an increase in performance related contingent income partly offset by a decrease in commission income. The increase in performance related contingent income during 2021 was related to growth within the portfolio combined with improvement in the loss performance of insurance policies previously placed. Commission income for the three and six months ended June 30, 2021 was impacted by decreases in benefit plan commissions and increases in life insurance commissions and commercial lines property and casualty commissions. See the analysis of insurance commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Frost Wealth Advisors
Net income for the three and six months ended June 30, 2021 increased $6.4 million, or 162.2%, and $8.8 million, or 92.6%, respectively, compared to the same periods in 2020. The increase during the three months ended June 30, 2021 was primarily the result of a $7.6 million increase in non-interest income and a $623 thousand decrease in non-interest expense partly offset by a $1.7 million increase in income tax expense and a $176 thousand decrease in net interest income. The increase during the six months ended June 30, 2021 was primarily the result of a $7.5 million increase in non-interest income and a $4.2 million decrease in non-interest expense partly offset by a $2.3 million increase in income tax expense and a $567 thousand decrease in net interest income.
Net interest income for the three and six months ended June 30, 2021 decreased $176 thousand, or 25.7%, and $567 thousand, or 36.3%, respectively, compared to the same periods in 2020. These decreases were primarily due to decreases in the average funds transfer prices allocated to the funds provided by Frost Wealth Advisors. The decreases in the average funds transfer price was primarily due to decreases in market interest rates. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.
Non-interest income for the three and six months ended June 30, 2021 increased $7.6 million, or 21.80%, and $7.5 million, or 10.0%, respectively, compared to the same periods in 2020. The increases were primarily due to increases in trust and investment management fees. During the three months ended June 30, 2021, the increase was also partly due, to a lesser extent, to an increase in other charges, commissions and fees. Trust and investment management fee income is the most significant income component for Frost Wealth Advisors. Investment management fees are the most significant component of trust and investment management fees, making up approximately 81.8% of total trust and investment management fees for the first six months of 2021. The increases in trust and investment management fees during the comparable periods were primarily due to increases in investment management fees. During the three months ended June 30, 2021, the increase in trust and investment management fees was also partly related to an increase in estate fees. The increases in investment management fees during the three and six months ended June 30, 2021 were primarily related to higher average equity valuations as well as an increase in the number of accounts. The increase in estate fees during the three months ended June 30, 2021 was primarily related to variation in transaction volumes. The increase in other charges, commissions and fees during the three months June 30, 2021 was primarily related to an increase in income from the sale of mutual fund accounts and income from the sale of annuities partly offset by a decrease in income from the placement of money market accounts, which was impacted by lower average market rates. See the analysis of trust and investment management fees and other charges, commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for the three and six months ended June 30, 2021 decreased $623 thousand, or 2.0% and $4.2 million, or 6.6%, respectively, compared to the same periods in 2020. The decrease during the three months ended June 30, 2021 was primarily due to decreases in employee benefit expense and other non-interest expense partly offset by an increase in technology, furniture and equipment expense. The decrease during the six months ended June 30, 2021 was primarily due to decreases in other non-interest expense, employee benefit expense and salaries and wages partly offset by an increase in technology, furniture and equipment expense. The decreases in employee benefit expense during the three and six months ended June 30, 2021 were primarily due to decreases in certain discretionary benefit plan expenses, among other things. The decreases in other non-interest expense during the three and six months ended June 30, 2021 were primarily related to decreases in outside computer service expense; professional service expense; and travel, meals and entertainment expense partly offset by increases in subscriptions expense. The decrease in salaries and wages during the six months ended June 30, 2021 was primarily due to a decrease in salaries, due to a decrease in the number of employees, partly offset by an increase commission and incentive compensation. The increases in technology, furniture and equipment expense during the three and six months ended June 30, 2021 were primarily related to increases in cloud service expenses partly offset by decreases in service contract expenses.
Non-Banks
The Non-Banks operating segment had net losses of $2.9 million and $4.5 million during the three and six months ended June 30, 2021, respectively, compared to net losses of $3.3 million and $6.2 million during the same periods in 2020. The decreases in the net losses for the three and six months ended June 30, 2021 were primarily due to decreases in net interest expense and other non-interest expense. The decreases in net interest expense were primarily related to decreases in the average rates paid on our long term borrowings. The decreases in other non-interest expense were primarily due to decreases in professional services expense and travel, meals and entertainment expense.

Income Taxes
During the three months ended June 30, 2021, we recognized income tax expense of $15.1 million, for an effective tax rate of 11.3%, compared to an income tax benefit of $1.3 million, for an effective tax rate of negative 1.4%, for the same period in 2020. During the six months ended June 30, 2021, we recognized income tax expense of $23.0 million, for an effective tax rate of 8.9%, compared to income tax expense of $2.0 million, for an effective tax rate of 1.3%, for the same period in 2020.
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
Average Balance Sheet
Average assets totaled $44.1 billion for the six months ended June 30, 2021 representing an increase of $8.4 billion, or 23.6%, compared to average assets for the same period in 2020. Earning assets increased $8.4 billion, or 25.5%, during the first six months of 2021 compared to the same period in 2020. The increase in earning assets was primarily related to a $7.8 billion increase in average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) and a $1.2 billion increase in average loans partly offset by a $285.7 million decrease in average tax-exempt securities, a $175.6 million decrease in average taxable securities, a $138.4 million decrease in average federal funds sold and a $19.2 million decrease in average resell agreements. Average deposits increased $7.5 billion, or 25.5%, during the first six months of 2021 compared to the same period in 2020. Growth in average deposits was related to increased customer balances, impacted by the unprecedented amount of stimulus dollars injected into the economy, as well as new customer accounts. The increase included a $3.6 billion increase in non-interest bearing deposits and a $3.9 billion increase in interest-bearing deposit accounts. Average non-interest bearing deposits made up 43.1% and 41.8% of average total deposits during the first six months of 2021 and 2020, respectively.
Loans
Details of our loan portfolio are presented in Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report. Loans decreased $885.0 million, or 5.1%, from $17.5 billion at December 31, 2020 to $16.6 billion at June 30, 2021. As further discussed below, during the second quarter of 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Excluding PPP loans, total loans would have otherwise decreased $378.0 million, or 2.5%, from $15.0 billion at December 31, 2020 to $14.7 billion at June 30, 2021, and decreased $668.8 million, or 4.4%, from total loans of $15.3 billion at March 31, 2020, near the beginning of the COVID-19 pandemic. The majority of our loan portfolio is comprised of commercial and industrial loans, energy loans, and real estate loans. Real estate loans include both commercial and consumer balances. Selected details related to our loan portfolio segments are presented below. Refer to our 2020 Form 10-K for a more detailed discussion of our loan origination and risk management processes.
Commercial and Industrial. Commercial and industrial loans decreased $200.0 million, or 4.0%, from $5.0 billion at December 31, 2020 to $4.8 billion at June 30, 2021. Our commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with our loan policy guidelines. The commercial and industrial loan portfolio also includes commercial leases and purchased shared national credits ("SNC"s).
Energy. Energy loans include loans to entities and individuals that are engaged in various energy-related activities including (i) the development and production of oil or natural gas, (ii) providing oil and gas field servicing, (iii) providing energy-related transportation services, (iv) providing equipment to support oil and gas drilling, (v) refining petrochemicals, or (vi) trading oil, gas and related commodities. Energy loans decreased $212.0 million, or 17.2%, from $1.2 billion at December 31, 2020 to $1.0 billion at June 30, 2021. We have recently made efforts to reduce our exposure to energy loans. Nonetheless energy loans remain our largest industry concentration totaling 6.2% of total loans (7.0% excluding PPP loans) at June 30, 2021, down from 7.1% of total loans (8.2% excluding PPP loans) at December 31, 2020. The average loan size, the significance of the portfolio and the specialized nature of the energy industry requires a highly prescriptive underwriting policy. Exceptions to this policy are rarely granted. Due to the large borrowing requirements of this customer base, the energy loan portfolio includes participations and SNCs.

Purchased Shared National Credits. Purchased shared national credits are participations purchased from upstream financial organizations and tend to be larger in size than our originated portfolio. Our purchased SNC portfolio totaled $623.6 million at June 30, 2021, decreasing $164.5 million, or 20.9%, from $788.1 million at December 31, 2020. At June 30, 2021, 30.1% of outstanding purchased SNCs were related to the energy industry while 23.0% were related to the construction industry, 15.4% were related to the real estate management industry and 14% were related to the financial services industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the energy and commercial and industrial portfolio, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of our customers. As a matter of policy, we generally only participate in SNCs for companies headquartered in or which have significant operations within our market areas. In addition, we must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.
Commercial Real Estate. Commercial real estate loans increased $35.6 million, or 0.5%, from $7.0 billion at December 31, 2020 to $7.1 billion at June 30, 2021. Commercial real estate loans represented 83.9% of total real estate loans at June 30, 2021 compared to 84.1% at December 31, 2020. The majority of our commercial real estate loan portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan. At June 30, 2021, approximately 47.8% of the outstanding principal balance of our commercial real estate loans were secured by owner-occupied properties.
Consumer Real Estate and Other Consumer Loans. The consumer loan portfolio, including all consumer real estate and consumer installment loans, totaled $1.8 billion at both June 30, 2021 and December 31, 2020. Consumer real estate loans increased $21.2 million, or 1.6%, from December 31, 2020. Combined, home equity loans and lines of credit made up 58.7% and 58.8% of the consumer real estate loan total at June 30, 2021 and December 31, 2020, respectively. We offer home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans. In general, we do not originate 1-4 family mortgage loans; however, from time to time, we may invest in such loans to meet the needs of our customers or for other regulatory compliance purposes. Consumer and other loans decreased $22.7 million, or 4.5%, from December 31, 2020. The consumer and other loan portfolio primarily consists of automobile loans, overdrafts, unsecured revolving credit products, personal loans secured by cash and cash equivalents and other similar types of credit facilities.
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
During the three and six months ended June 30, 2021, we recognized approximately $38.8 million and $62.3 million, respectively, in PPP loan related deferred processing fees (net of amortization of related deferred origination costs) as yield adjustments and these amounts are included in interest income on loans during this period. During the three months ended June 30, 2020, we recognized approximately $19.3 million in PPP Loan related deferred net processing fees. As a result of the inclusion of these net fees in interest income, the average yield on PPP loans was approximately 6.89% and 5.60% during the three and six months ended June 30, 2021 compared to the stated interest rate of 1.0% on these loans. The average yield on PPP loans during the three months ended June 30, 2020 was 4.13%. For PPP loans funded through June 30, 2021, we expect to recognize additional PPP loan related deferred processing fees (net of deferred origination costs) totaling approximately $38.0 million as a yield adjustment over the remaining expected lives of these loans. Of this amount, we expect to recognize approximately 72% in 2021 and the remainder in 2022.

Accruing Past Due Loans. Accruing past due loans are presented in the following table. Also see Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report.

		Accruing Loans 30-89 Days Past Due		Accruing Loans 90 or More Days Past Due		Total Accruing Past Due Loans
	Total Loans	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category
June 30, 2021
Commercial and industrial	$4,755,345	$20,173	0.42%	$9,282	0.20%	$29,455	0.62%
Energy	1,023,202	1,716	0.17	1,017	0.10	2,733	0.27
Paycheck Protection Program	1,926,824	—	—	—	—	—	—
Commercial real estate:
Buildings, land and other	5,889,737	31,764	0.54	18,135	0.31	49,899	0.85
Construction	1,166,309	2,548	0.22	—	—	2,548	0.22
Consumer real estate	1,351,978	7,565	0.56	1,791	0.13	9,356	0.69
Consumer and other	482,931	3,055	0.63	288	0.06	3,343	0.69
Total	$16,596,326	$66,821	0.40	$30,513	0.18	$97,334	0.58
Excluding PPP loans	$14,669,502	$66,821	0.46	$30,513	0.21	$97,334	0.67
December 31, 2020
Commercial and industrial	$4,955,341	$45,126	0.91%	$5,615	0.11%	$50,741	1.02%
Energy	1,235,198	10,037	0.81	3,696	0.30	13,733	1.11
Paycheck Protection Program	2,433,849	—	—	—	—	—	—
Commercial real estate:
Buildings, land and other	5,796,653	18,959	0.33	1,275	0.02	20,234	0.35
Construction	1,223,814	856	0.07	—	—	856	0.07
Consumer real estate	1,330,774	8,084	0.61	2,469	0.19	10,553	0.80
Consumer and other	505,680	5,537	1.09	1,233	0.24	6,770	1.33
Total	$17,481,309	$88,599	0.51	$14,288	0.08	$102,887	0.59
Excluding PPP loans	$15,047,460	$88,599	0.59	$14,288	0.09	$102,887	0.68
Accruing past due loans at June 30, 2021 decreased $5.6 million compared to December 31, 2020. The decrease was primarily related to decreases in past due commercial and industrial loans (down $21.3 million) and to a lesser extent past due energy loans (down $11.0 million), past due consumer and other loans (down $3.4 million) and past due consumer real estate loans (down $1.2 million) mostly offset by increases in past due commercial real estate loans (up $29.7 million for non-construction related and $1.7 million for construction).

Non-Accrual Loans. Non-accrual loans are presented in the tables below. Also see in Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report.

	June 30, 2021			December 31, 2020
		Non-Accrual Loans			Non-Accrual Loans
	Total Loans	Amount	Percent of Loans in Category	Total Loans	Amount	Percent of Loans in Category
Commercial and industrial	$4,755,345	$16,169	0.34%	$4,955,341	$19,849	0.40%
Energy	1,023,202	25,783	2.52	1,235,198	23,168	1.88
Paycheck Protection Program	1,926,824	—	—	2,433,849	—	—
Commercial real estate:
Buildings, land and other	5,889,737	13,180	0.22	5,796,653	15,737	0.27
Construction	1,166,309	1,667	0.14	1,223,814	1,684	0.14
Consumer real estate	1,351,978	451	0.03	1,330,774	993	0.07
Consumer and other	482,931	—	—	505,680	18	—
Total	$16,596,326	$57,250	0.34	$17,481,309	$61,449	0.35
Excluding PPP loans	$14,669,502	$57,250	0.39	$15,047,460	$61,449	0.41
Allowance for credit losses on loans		$255,288			$263,177
Ratio of allowance for credit losses on loans to non-accrual loans		445.92%			428.29%
Non-accrual loans at June 30, 2021 decreased $4.2 million from December 31, 2020 primarily due to a decrease in non-accrual commercial and industrial loans and non-construction related commercial real estate loans. The decrease in commercial and industrial loans was related to the recognition of charge-offs and, to a lesser extent, principal payments .
Generally, loans are placed on non-accrual status if principal or interest payments become 90 days past due and/or management deems the collectibility of the principal and/or interest to be in question, as well as when required by regulatory requirements. Once interest accruals are discontinued, accrued but uncollected interest is charged to current year operations. Subsequent receipts on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Classification of a loan as non-accrual does not preclude the ultimate collection of loan principal or interest. Non-accrual commercial and industrial loans included one credit relationship in excess of $5.0 million totaling $8.4 million at June 30, 2021. This credit relationship was previously reported as non-accrual with an aggregate balance of $9.0 million at December 31, 2020. Non-accrual energy loans included one credit relationship in excess of $5 million totaling $12.6 million at June 30, 2021. This credit relationship was previously reported as non-accrual with an aggregate balance of $20.1 million at December 31, 2020. The decrease in the aggregate balance of this credit relationship was related to principal payments made by the borrower. Non-accrual real estate loans primarily consist of land development, 1-4 family residential construction credit relationships and loans secured by office buildings and religious facilities. There were no non-accrual commercial real estate loans in excess of $5.0 million at June 30, 2021 or December 31, 2020.
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

	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans	Total Loans	Ratio of Allowance Allocated to Loans in Each Category
June 30, 2021
Commercial and industrial	$65,271	28.7%	$4,755,345	1.37%
Energy	28,010	6.2	1,023,202	2.74
Paycheck Protection Program	—	11.6	1,926,824	—
Commercial real estate	147,993	42.5	7,056,046	2.10
Consumer real estate	6,154	8.1	1,351,978	0.46
Consumer and other	7,860	2.9	482,931	1.63
Total	$255,288	100.0%	$16,596,326	1.54
Excluding PPP loans	$255,288		$14,669,502	1.74
December 31, 2020
Commercial and industrial	$73,843	28.4%	$4,955,341	1.49%
Energy	39,553	7.1	1,235,198	3.20
Paycheck Protection Program	—	13.9	2,433,849	—
Commercial real estate	134,892	40.1	7,020,467	1.92
Consumer real estate	7,926	7.6	1,330,774	0.60
Consumer and other	6,963	2.9	505,680	1.38
Total	$263,177	100.0%	$17,481,309	1.51
Excluding PPP loans	$263,177		$15,047,460	1.75
The allowance allocated to commercial and industrial loans totaled $65.3 million, or 1.37% of total commercial and industrial loans, at June 30, 2021 decreasing $8.6 million, or 11.6%, compared to $73.8 million, or 1.49% of total commercial and industrial loans on December 31, 2020. Modeled expected credit losses decreased $18.4 million while Q-Factor and other qualitative adjustments related to commercial and industrial loans increased $10.6 million. Specific allocations for commercial and industrial loans that were evaluated for expected credit losses on an individual basis decreased $828 thousand from $5.3 million at December 31, 2020 to $4.5 million at June 30, 2021. The allowance allocated to energy loans totaled $28.0 million, or 2.74% of total energy loans, at June 30, 2021 decreasing $11.5 million, or 29.2%, compared to $39.6 million, or 3.20% of total energy loans on December 31, 2020. Modeled expected credit losses related to energy loans decreased $1.2 million while Q-Factor and other qualitative adjustments related to energy loans decreased $14.8 million. Specific allocations for energy loans that were evaluated for expected credit losses on an individual basis totaled $13.8 million at June 30, 2021 increasing $4.4 million, or 46.5%, compared to $9.4 million on December 31, 2020. The increase in specific allocations for energy loans was primarily related to several newly downgraded credit relationships with specific allocations totaling $8.3 million partly offset by reductions in allocations for certain other loans due to principal payments received and the recognition of charge-offs. The allowance allocated to commercial real estate loans totaled $148.0 million, or 2.10% of total commercial real estate loans, at June 30, 2021 increasing $13.1 million, or 9.7%, compared to $134.9 million, or 1.92% of total commercial real estate loans on December 31, 2020. Modeled expected credit losses related to commercial real estate loans decreased $107.5 million while Q-Factor and other qualitative adjustments related to commercial real estate loans increased $120.1 million. Specific allocations for commercial real estate loans that were evaluated for expected credit losses on an individual basis increased from $513 thousand on December 31, 2020 to $950 thousand at June 30, 2021. The allowance allocated to consumer real estate loans totaled $6.2 million, or 0.46% of total consumer real estate loans, at June 30, 2021 decreasing $1.8 million, or 22.4%, compared to $7.9 million, or 0.60% of total consumer real estate loans on December 31, 2020. Modeled expected credit losses related to consumer real estate loans decreased $1.9 million while Q-Factor and other qualitative adjustments related to consumer real estate loans increased $61 thousand. The allowance allocated to consumer loans totaled $7.9 million, or 1.63% of total consumer loans, at June 30, 2021 increasing $897 thousand, or 12.9%, compared to $7.0 million, or 1.38% of total consumer loans on December 31, 2020. Modeled expected credit losses related to consumer loans decreased $356 thousand while Q-Factor and other qualitative adjustments related to consumer loans increased $1.3 million.
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

In estimating expected credit losses as of June 30, 2021, we utilized the Moody’s Analytics June 2021 Consensus Scenario (the “June 2021 Consensus Scenario”) to forecast the macroeconomic variables used in our models. The June 2021 Consensus Scenario was based on the review of a variety of surveys of baseline forecasts of the U.S. economy. The June 2021 Consensus Scenario projections included, among other things, (i) U.S. Gross Domestic Product (“GDP”) annualized quarterly growth rates of 8.8% and 6.9% in the third and fourth quarters of 2021, respectively, followed by annualized quarterly growth rates in the range of 3.6% to 5.0% during 2022 and an average annualized growth rate of 4.5% through the end of the forecast period in the second quarter of 2023; (ii) U.S. unemployment rates of 5.0% in the third quarter of 2021 improving to 4.6% by the fourth quarter of 2021 and to 3.9% by the end of the forecast period in the second quarter of 2023 with Texas unemployment rates slightly higher at those dates; and (iii) projected average 10 year Treasury rates of 1.75% and 1.82% in the third and fourth quarters of 2021, respectively, increasing to average projected rates of 2.04% during 2022, and 2.28% by the end of the forecast period in the second quarter of 2023. Furthermore, the June 2021 Consensus Scenario projects an average oil price in the range of approximately $60 to $61 per barrel through the end of the forecast period in the second quarter of 2023.
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
The overall loan portfolio, excluding PPP loans which are fully guaranteed by the SBA, as of June 30, 2021 decreased $378.0 million, or 2.5%, compared to December 31, 2020. This decrease included a $200.0 million, or 4.0%, decrease in commercial and industrial loans, a $212.0 million, or 17.2%, decrease in energy loans and a $22.7 million, or 4.5%, decrease in consumer and other loans partly offset by a $35.6 million, or 0.5%, increase in commercial real estate loans and a $21.2 million, or 1.6%, increase in consumer real estate loans. The weighted average risk grade for commercial and industrial loans decreased to 6.32 at June 30, 2021 compared to 6.45 at December 31, 2020. Commercial and industrial loans graded “watch” and “special mention” (risk grades 9 and 10) decreased $73.4 million during the first six months of 2021 while classified commercial and industrial loans increased $6.1 million. Classified loans consist of loans having a risk grade of 11, 12 or 13. The weighted-average risk grade for energy loans decreased to 6.73 at June 30, 2021 from 6.85 at December 31, 2020. The decrease in the weighted average risk grade was primarily related to a $104.6 million decrease in energy loans graded “watch” and “special mention” (risk grades 9 and 10) while pass grade energy loans decreased $108.7 million. Despite these decreases, the weighted-average risk grade of pass grade energy loans increased slightly from 5.99 at December 31, 2020 to 6.03 at June 30, 2021. The weighted average risk grade for commercial real estate loans decreased to 7.26 at June 30, 2021 from 7.32 at December 31, 2020. Pass grade commercial real estate loans increased $64.2 million while commercial real estate loans graded as “watch” and “special mention” decreased $17.9 million while classified commercial real estate loans decreased $10.7 million.
As noted above our credit loss models utilized the economic forecasts in the Moody’s Consensus Scenario for June 2021 for our estimated expected credit losses as of June 30, 2021 and the Moody’s Baseline Scenario for December 2020 for our estimate of expected credit losses as of December 31, 2020. We qualitatively adjusted the model results based on these scenarios for various risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These Q-Factor adjustments are discussed below.
Q-Factor adjustments are based upon management judgment and current assessment as to the impact of risks related to changes in lending policies and procedures; economic and business conditions; loan portfolio attributes and credit concentrations; and external factors, among other things, that are not already captured within the modeling inputs, assumptions and other processes. Management assesses the potential impact of such items within a range of severely negative impact to positive impact and adjusts the modeled expected credit loss by an aggregate adjustment percentage based upon the assessment. As a result of this assessment as of June 30, 2021, modeled expected credit losses were adjusted upwards by a weighted-average Q-Factor adjustment of approximately 1.1%, down slightly from approximately 1.2% at December 31, 2020. The weighted-average Q-Factor adjustment at June 30, 2021 was based on a neutral expected impact related to changes in lending policies, procedures and underwriting standards; changes in loan portfolio attributes and concentrations, changes in risk grades, changes in the volumes and severity of loan delinquencies and adverse classifications and potential deterioration of collateral values; a negative expected impact associated with national, regional and local economic and business conditions and developments that affect the collectability of loans and a severely negative impact from other risk factors associated with our commercial real estate construction and land loan portfolios, particularly the risks related to expected extensions.
In the first quarter of 2020, unprecedented economic conditions due to the COVID-19 pandemic and oil and gas price volatility resulted in significant spikes in the unemployment rate and the level of unemployment claims as well as severe declines in the level of the U.S. and Texas GDPs, among other things. In some cases, our expected credit loss models consider these economic variables on a three- to four-quarter lag basis. As of June 30, 2021, the significant spikes in several of these variables are no longer impacting our model results; however, as the economy has entered recovery, the models are now being impacted by exceptionally positive changes in certain variables which has resulted in lower estimates of expected credit losses. Notwithstanding the foregoing, management believes there are still significant headwinds impacting the recovery of the U.S. and Texas economies and certain categories of our loan portfolio. As a result, we have provided additional qualitative adjustments for certain categories of loans, as further described below.
As of June 30, 2021, we provided an additional qualitative adjustment for energy production loans graded "watch" (risk grade 9), "special mention" (risk grade 10) and "substandard-accrual" (risk grade 11). This adjustment was estimated based on borrowing base determinations for our energy production loans using current engineering valuations. We also perform an analysis of our customers' secondary sources of capital. As a result of the estimated borrowing base deficiencies for the identified credits, we provided an additional qualitative adjustment of approximately $5.5 million for energy production loans at June 30, 2021. Using a similar methodology, though for all energy production loans (not limited to certain risk grades), as described in our 2020 Form 10-K, we provided an additional qualitative adjustment for energy production loans of approximately $21.1 million at December 31, 2020.
We performed a separate assessment of other non-production energy loans which are primarily made up of borrowers associated with oilfield services such as transportation and logistics; equipment manufacturing and other services, among other things. This assessment included a review of customer liquidity and cash flows as well as various debt ratios. Through this review, we were able to identify a small pool of borrowers that management considered to have an elevated level of risk. As a result of this elevated level of risk, management provided an additional qualitative adjustment for other non-production energy loans of approximately $900 thousand at June 30, 2021. No additional qualitative adjustment for non-production energy loans was made as of December 31, 2020.
Our Commercial Real Estate Oversight Council, in its oversight and assessment of the credit quality of our commercial real estate loan portfolios, believes these portfolios continue to have an elevated level of risk notwithstanding recent economic stimulus efforts by federal and state governments. As of June 30, 2021, we provided additional qualitative adjustments totaling $79.1 million for various categories of our commercial real estate loan portfolio. This amount includes $46.0 million for owner-occupied commercial real estate loans, $21.4 million for non-owner-occupied commercial real estate loans and $11.7 million for commercial real estate construction loans. These additional qualitative adjustments are largely related to the on-going effects of the COVID-19 pandemic, as further discussed below and, to a lesser extent, to compensate for the effect of the positive changes in certain economic variables used by our credit loss models which has resulted in significantly lower estimates of expected credit losses, beyond a level that management deems appropriate given the significant headwinds management believes are still impacting the recovery of the U.S. and Texas economies and certain categories of our loan portfolio.
The COVID-19 pandemic has resulted in a significant decrease in commercial activity throughout the State of Texas as well as nationally. Efforts to limit the spread of COVID-19 led to the closure of non-essential businesses, travel restrictions, supply chain disruptions and prohibitions on public gatherings, among other things, throughout many parts of the United States and, in particular, the markets in which we operate. Nonetheless, by late 2020, the markets in which we operate had substantially reopened. Aside from the energy industry, which is discussed above, we lend to customers operating in certain other industries (detailed in the table below) that have been, and are expected to continue to be, more significantly impacted by the effects of the COVID-19 pandemic. We are continuing to monitor customers in these industries closely. In assessing these portfolios for an additional qualitative adjustment, we performed a comprehensive review of the financial condition and overall outlook of the borrowers within these portfolios. Based on this analysis, we determined that there continues to be an elevated level of risk associated with these industries. As a result, we provided an additional qualitative adjustment related to the effects of the COVID-19 pandemic totaling $56.2 million as of June 30, 2021, of which $50.0 million was allocated to commercial real estate loans and $6.2 million was allocated to commercial and industrial loans. These amounts are included in the totals detailed above. As of December 31, 2020, we provided a similar additional qualitative adjustment totaling $47.1 million, the details of which are described in our 2020 Form 10-K.

These industries that management believes are particularly impacted by the effects of the COVID-19 pandemic are presented in the following table as of June 30, 2021 and December 31, 2020 and include amounts reported as both commercial and industrial loans and commercial real estate loans while PPP loans are excluded.

	Outstanding Balance	Percentage of Total Loans, Excluding PPP Loans	Allocated Allowance	Allocated Allowance as a Percentage of Outstanding Balance
June 30, 2021
Hotels/lodging	$286,746	1.95%	$27,090	9.45%
Restaurants	271,691	1.85	19,448	7.16
Entertainment	116,648	0.80	11,462	9.83
Total	$675,085	4.60%	$58,000	8.59%
December 31, 2020
Retail/strip centers	$916,633	6.09%	$21,049	2.30%
Hotels/lodging	268,825	1.79	24,546	9.13
Restaurants	277,054	1.84	20,617	7.44
Entertainment	126,266	0.84	6,151	4.87
Total	$1,588,778	10.56%	$72,363	4.55%
As of June 30, 2021, we provided an additional qualitative adjustment for our commercial and industrial loan portfolio totaling $13.0 million, of which $6.2 million was included in the $56.2 million additional qualitative adjustment for COVID-19 impacted industries discussed above. An additional $6.8 million was provided based upon management's assessment of the risk associated with the long-term sustainability of borrowers within our small business commercial and industrial portfolio. The majority of these borrowers have been bolstered by PPP funding from the SBA which has helped them to sustain their operations amid on-going pandemic-related shutdowns and other restrictions. Nonetheless, management believes there is a significant amount of uncertainty associated with the long-term viability of many of these businesses when this government supplemented funding runs out. Furthermore, on March 27, 2021, the COVID-19 Bankruptcy Relief Extension Act of 2021 was enacted, extending the bankruptcy relief provisions enacted in the CARES Act of 2020 until March 27, 2022. These provisions provide financially distressed small businesses and individuals greater access to bankruptcy relief. In that regard, we also provided an additional qualitative adjustment for our consumer and other loan portfolio totaling $1.3 million in light of the level of unsecured loans within this portfolio.

Additional information related to credit loss expense and net (charge-offs) recoveries is presented in the table below. Also see Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report.

	Credit Loss Expense (Benefit)	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans
Three months ended:
June 30, 2021
Commercial and industrial	$(5,901)	$280	$4,705,857	0.02%
Energy	(5,527)	65	1,024,691	0.03
Paycheck Protection Program	—	—	2,648,345	—
Commercial real estate	3,654	(101)	7,069,124	(0.01)
Consumer real estate	611	(93)	1,335,763	(0.03)
Consumer and other	2,784	(1,742)	462,609	(1.51)
Total	$(4,379)	$(1,591)	$17,246,389	(0.04)
Excluding PPP loans	$(4,379)	$(1,591)	$14,598,044	(0.04)
June 30, 2020
Commercial and industrial	$7,334	$(950)	$5,210,870	(0.07)
Energy	(27,342)	(35,042)	1,520,113	(9.27)
Paycheck Protection Program	—	—	2,497,619	—
Commercial real estate	44,587	(3,481)	6,571,175	(0.21)
Consumer real estate	352	476	1,231,087	0.16
Consumer and other	2,297	(2,051)	518,675	(1.59)
Total	$27,228	$(41,048)	$17,549,539	(0.94)
Excluding PPP loans	$27,228	$(41,048)	$15,051,920	(1.10)
Six months ended:
June 30, 2021
Commercial and industrial	$(7,866)	$(706)	$4,764,241	(0.03)%
Energy	(11,328)	(215)	1,093,080	(0.04)
Paycheck Protection Program	—	—	2,739,210	—
Commercial real estate	12,576	525	7,068,403	0.01
Consumer real estate	(2,111)	339	1,332,196	0.05
Consumer and other	4,350	(3,453)	466,814	(1.49)
Total	$(4,379)	$(3,510)	$17,463,944	(0.04)
Excluding PPP loans	$(4,379)	$(3,510)	$14,724,734	(0.05)
June 30, 2020
Commercial and industrial	$29,284	$(3,604)	$5,249,288	(0.14)
Energy	82,664	(68,776)	1,571,662	(8.80)
Paycheck Protection Program	—	—	1,248,808	—
Commercial real estate	79,348	(3,441)	6,463,913	(0.11)
Consumer real estate	1,922	571	1,218,292	0.09
Consumer and other	6,935	(4,444)	520,394	(1.72)
Total	$200,153	$(79,694)	$16,272,357	(0.98)
Excluding PPP loans	$200,153	$(79,694)	$15,023,549	(1.07)
We recorded a net credit loss benefit related to loans totaling $4.4 million for the both three and six months ended June 30, 2021, respectively, compared to net credit loss expense related to loans totaled $27.2 million and $200.2 million for the same periods in 2020. The net credit loss benefit related to loans during the first six months of 2021 primarily reflects improvements in forecasted economic conditions and oil price trends relative to the prevailing conditions in 2020. Credit loss expense related to loans during the first six months of 2020 reflected the uncertain future impacts associated with the COVID-19 pandemic and the significant volatility in oil prices. Credit loss expense during the first six months of 2020 also reflected the level of net charge-offs, the expected deterioration in credit quality and other changes within the loan portfolio. The ratio of the allowance for credit losses on loans to total loans was 1.54% (1.74% excluding PPP loans) at June 30, 2021 compared to 1.51% (1.75% excluding PPP loans) at December 31, 2020. Management believes the recorded amount of the allowance for credit losses on loans is appropriate based upon management’s best estimate of current expected credit losses within the existing portfolio of loans. Should any of the factors considered by management in making this estimate change, our estimate of current expect credit losses could also change, which could affect the level of future credit loss expense related to loans.
Allowance for Credit Losses - Off-Balance-Sheet Credit Exposures. The allowance for credit losses on off-balance-sheet credit exposures totaled approximately $48.6 million and $44.2 million at June 30, 2021 and December 31, 2020, respectively. The level of the allowance for credit losses on off-balance-sheet credit exposures depends upon the volume of outstanding commitments, underlying risk grades, the expected utilization of available funds and forecasted economic conditions impacting our loan portfolio. Our policies and methodology used to estimate the allowance for credit losses on off-balance-sheet credit exposures are further described in our 2020 Form 10-K. Credit loss expense related to off-balance-sheet credit exposures totaled $4.4 million during the first six months of 2021 compared to $7.1 million during the same period in 2020.
Capital and Liquidity
Capital. Shareholders’ equity totaled $4.4 billion and $4.3 billion at June 30, 2021 and December 31, 2020, respectively. In addition to net income of $234.1 million, other sources of capital during the six months ended June 30, 2021 included $36.7 million in proceeds from stock option exercises and $5.8 million related to stock-based compensation. Additionally, we issued $1.7 million of common stock held in treasury to our 401(k) plan in connection with matching contributions. Uses of capital during the six months ended June 30, 2021 included other comprehensive loss, net of tax, of $100.0 million; $96.2 million of dividends paid on preferred and common stock; and $1.3 million of treasury stock purchases.
The accumulated other comprehensive income/loss component of shareholders’ equity totaled a net, after-tax, unrealized gain of $413.0 million at June 30, 2021 compared to $513.0 million at December 31, 2020. The change was primarily due to a $102.0 million net, after-tax, decrease in the net unrealized gain on securities available for sale.
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
We paid a quarterly dividend of $0.72 during each of the first and second quarters of 2021 and a quarterly dividend of $0.71 per common share during each the first and second quarters of 2020. These dividend amounts equate to a common stock dividend payout ratio of 40.1% and 64.0% during the first six months of 2021 and 2020, respectively. Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our capital stock may be impacted by certain restrictions described in Note 7 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.
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

Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On January 27, 2021 our board of directors authorized a $100.0 million stock repurchase program, allowing us to repurchase shares of our common stock over a one-year period from time to time at various prices in the open market or through private transactions. No shares were repurchased under this plan during the first six months of 2021. Under a prior plan, we repurchased 177,834 shares at a total cost of $13.7 million during 2020. See Note 7 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements and Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds, each included elsewhere in this report.
Liquidity. As more fully discussed in our 2020 Form 10-K, our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. Our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings as well as maturities of securities and loan amortization. As of June 30, 2021, we had approximately $14.5 billion held in an interest-bearing account at the Federal Reserve. We also have the ability to borrow funds as a member of the Federal Home Loan Bank (“FHLB”). As of June 30, 2021, based upon available, pledgeable collateral, our total borrowing capacity with the FHLB was approximately $4.4 billion. Furthermore, at June 30, 2021, we had approximately $7.6 billion in securities that were unencumbered by a pledge and could be used to support additional borrowings through repurchase agreements or the Federal Reserve discount window, as needed.
Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 7 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At June 30, 2021, Cullen/Frost had liquid assets, including cash and resell agreements, totaling $426.2 million.
Accounting Standards Updates
See Note 17 - Accounting Standards Updates in the accompanying notes to consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on our financial statements.

Consolidated Average Balance Sheets and Interest Income Analysis - Quarter To Date
(Dollars in thousands - taxable-equivalent basis)

	June 30, 2021			June 30, 2020
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$13,346,885	$3,614	0.11%	$4,986,273	$1,257	0.10%
Federal funds sold	21,390	8	0.15	71,966	33	0.18
Resell agreements	7,905	4	0.20	20,021	30	0.59
Securities:
Taxable	4,168,034	20,602	2.01	4,042,418	23,360	2.40
Tax-exempt	8,125,745	77,801	4.09	8,458,214	81,818	4.07
Total securities	12,293,779	98,403	3.36	12,500,632	105,178	3.53
Loans, net of unearned discounts	17,246,389	183,846	4.28	17,549,539	172,407	3.95
Total Earning Assets and Average Rate Earned	42,916,348	285,875	2.71	35,128,431	278,905	3.24
Cash and due from banks	529,447			521,578
Allowance for credit losses on loans and securities	(262,389)			(266,201)
Premises and equipment, net	1,040,400			1,045,069
Accrued interest and other assets	1,441,264			1,409,470
Total Assets	$45,665,070			$37,838,347

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$15,361,362			$13,072,768
Correspondent banks	251,164			236,856
Public funds	843,719			475,147
Total non-interest-bearing demand deposits	16,456,245			13,784,771
Interest-bearing deposits:
Private accounts
Savings and interest checking	10,286,213	365	0.01	7,615,390	303	0.02
Money market deposit accounts	9,731,097	2,190	0.09	8,230,050	1,896	0.09
Time accounts	1,132,343	919	0.33	1,117,852	3,901	1.40
Public funds	664,932	25	0.02	564,663	127	0.09
Total interest-bearing deposits	21,814,585	3,499	0.06	17,527,955	6,227	0.14
Total deposits	38,270,830			31,312,726
Federal funds purchased	34,344	7	0.08	33,548	6	0.07
Repurchase agreements	2,058,818	570	0.11	1,261,877	480	0.15
Junior subordinated deferrable interest debentures	136,380	638	1.87	136,323	988	2.90
Subordinated notes	99,085	1,164	4.70	98,929	1,164	4.71
Federal Home Loan Bank advances	—	—	—	439,560	318	0.29
Total Interest-Bearing Funds and Average Rate Paid	24,143,212	5,878	0.10	19,498,192	9,183	0.19
Accrued interest and other liabilities	745,406			656,738
Total Liabilities	41,344,863			33,939,701
Shareholders’ Equity	4,320,207			3,898,646
Total Liabilities and Shareholders’ Equity	$45,665,070			$37,838,347
Net interest income		$279,997			$269,722
Net interest spread			2.61%			3.05%
Net interest income to total average earning assets			2.65%			3.13%
For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 21% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis - Year To Date
(Dollars in thousands - taxable-equivalent basis)

	June 30, 2021			June 30, 2020
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$11,615,467	$6,047	0.10%	$3,785,983	$9,382	0.49%
Federal funds sold	13,222	11	0.17	151,574	716	0.93
Resell agreements	5,285	5	0.19	24,487	149	1.20
Securities:
Taxable	4,093,306	40,630	2.03	4,268,913	49,390	2.38
Tax-exempt	8,177,407	156,376	4.09	8,463,098	163,395	4.07
Total securities	12,270,713	197,006	3.38	12,732,011	212,785	3.49
Loans, net of unearned discounts	17,463,944	352,485	4.07	16,272,357	345,784	4.27
Total Earning Assets and Average Rate Earned	41,368,631	555,554	2.74	32,966,412	568,816	3.52
Cash and due from banks	530,196			532,234
Allowance for credit losses on loans and securities	(264,798)			(198,759)
Premises and equipment, net	1,043,156			1,033,741
Accrued interest and other assets	1,425,072			1,359,453
Total Assets	$44,102,257			$35,693,081

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$14,773,107			$11,595,976
Correspondent banks	251,176			237,872
Public funds	863,246			427,149
Total non-interest-bearing demand deposits	15,887,529			12,260,997
Interest-bearing deposits:
Private accounts
Savings and interest checking	9,693,329	707	0.01	7,322,838	699	0.02
Money market deposit accounts	9,462,848	3,864	0.08	8,052,248	11,592	0.29
Time accounts	1,132,675	2,394	0.43	1,113,464	8,513	1.54
Public funds	671,483	51	0.02	602,436	1,476	0.49
Total interest-bearing deposits	20,960,335	7,016	0.07	17,090,986	22,280	0.26
Total deposits	36,847,864			29,351,983
Federal funds purchased	37,461	15	0.08	30,349	85	0.55
Repurchase agreements	1,950,005	965	0.10	1,247,016	3,438	0.55
Junior subordinated deferrable interest debentures	136,373	1,284	1.88	136,316	2,193	3.22
Subordinated notes	99,065	2,328	4.70	98,909	2,328	4.71
Federal Home Loan Bank advances	—	—	—	219,780	318	0.29
Total Interest-Bearing Funds and Average Rate Paid	23,183,239	11,608	0.10	18,823,356	30,642	0.33
Accrued interest and other liabilities	723,807			655,133
Total Liabilities	39,794,575			31,739,486
Shareholders’ Equity	4,307,682			3,953,595
Total Liabilities and Shareholders’ Equity	$44,102,257			$35,693,081
Net interest income		$543,946			$538,174
Net interest spread			2.64%			3.19%
Net interest income to total average earning assets			2.68%			3.33%
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
For modeling purposes, as of June 30, 2021, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 3.7% and 9.0%, respectively, relative to the flat-rate case over the next 12 months, while a 25 basis point ratable decrease in interest rates would result in a negative variance in net interest income of 2.5% relative to the flat-rate case over the next 12 months. For modeling purposes, as of December 31, 2020, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 2.3% and 6.2%, respectively, relative to the flat-rate case over the next 12 months, while a 25 basis point ratable decrease in interest rates would result in a negative variance in net interest income of 1.8% relative to the flat-rate case over the next 12 months. Both the June 30, 2021 and December 31, 2020 model simulations for increased interest rates were impacted by the assumption, for modeling purposes, that we will begin to pay interest on commercial demand deposits (those not already receiving an earnings credit rate) in the third and first quarters of 2021, respectively, as further discussed below. The likelihood of a decrease in interest rates beyond 25 basis points as of June 30, 2021 and December 31, 2020 was considered remote given prevailing interest rate levels.
The model simulations as of June 30, 2021 indicate that our projected balance sheet is more asset sensitive in comparison to our balance sheet as of December 31, 2020. The increased asset sensitivity was primarily due to an increase in the relative proportion of interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) and federal funds sold to projected average interest-earning assets. Interest-bearing deposits and federal funds sold are more immediately impacted by changes in interest rates in comparison to our other categories of earning assets.
We do not currently pay interest on a significant portion of our commercial demand deposits. Any interest rate that would ultimately be paid on these commercial demand deposits would likely depend upon a variety of factors, some of which are beyond our control. Our modeling simulations as of June 30, 2021 and December 31, 2020 assume a moderate pricing structure with regards to interest payments on commercial demand deposits (those not already receiving an earnings credit) with interest payments assumed to begin in the third and first quarters of 2021, respectively. This moderate pricing structure on commercial demand deposits assumes a deposit pricing beta of 25%. The pricing beta is a measure of how much deposit rates reprice, up or down, given a defined change in market rates.
As of June 30, 2021, the effects of a 200 basis point increase and a 25 basis point decrease in interest rates on our derivative holdings would not result in a significant variance in our net interest income.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases we made or were made on our behalf or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended June 30, 2021. Dollar amounts in thousands.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plan at the End of the Period
April 1, 2021 to April 30, 2021	—	$—	—	$100,000
May 1, 2021 to May 31, 2021	—	—	—	100,000
June 1, 2021 to June 30, 2021	—	—	—	100,000
Total	—		—

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

Cullen/Frost Bankers, Inc.
(Registrant)

Date:	July 29, 2021	By:	/s/ Jerry Salinas
Jerry Salinas
Group Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer, Principal Financial
Officer and Principal Accounting Officer)