Form 10-Q
period 2021-09-30
CULLEN/FROST BANKERS, INC.
filed 2021-10-28
CIK 39263

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2021
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 21, 2021 there were 63,715,008 shares of the registrant’s Common Stock, $.01 par value, outstanding.

Cullen/Frost Bankers, Inc.
Quarterly Report on Form 10-Q
September 30, 2021

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Cullen/Frost Bankers, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	September 30, 2021	December 31, 2020
Assets:
Cash and due from banks	$638,296	$529,454
Interest-bearing deposits	15,601,647	9,758,624
Federal funds sold	6,125	775
Resell agreements	7,903	—
Total cash and cash equivalents	16,253,971	10,288,853
Securities held to maturity, net of allowance for credit losses of $158 at September 30, 2021 and $160 at December 31, 2020	1,759,270	1,945,673
Securities available for sale, at estimated fair value	11,731,222	10,437,565
Trading account securities	25,292	24,456
Loans, net of unearned discounts	15,832,670	17,481,309
Less: Allowance for credit losses on loans	(250,150)	(263,177)
Net loans	15,582,520	17,218,132
Premises and equipment, net	1,023,170	1,045,578
Goodwill	654,952	654,952
Other intangible assets, net	1,019	1,563
Cash surrender value of life insurance policies	189,941	189,984
Accrued interest receivable and other assets	638,968	584,561
Total assets	$47,860,325	$42,391,317

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$17,151,583	$15,117,051
Interest-bearing deposits	22,461,184	19,898,710
Total deposits	39,612,767	35,015,761
Federal funds purchased	27,200	48,850
Repurchase agreements	2,200,029	2,068,147
Junior subordinated deferrable interest debentures, net of unamortized issuance costs	136,400	136,357
Subordinated notes, net of unamortized issuance costs	99,139	99,021
Accrued interest payable and other liabilities	1,412,428	730,165
Total liabilities	43,487,963	38,098,301

Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; 150,000 Series B shares ($1,000 liquidation preference) issued at September 30, 2021 and December 31, 2020	145,452	145,452
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 64,236,306 shares issued at September 30, 2021 and December 31, 2020	642	642
Additional paid-in capital	1,004,924	997,168
Retained earnings	2,920,074	2,750,723
Accumulated other comprehensive income (loss), net of tax	350,283	512,970
Treasury stock, at cost; 568,570 shares at September 30, 2021 and 1,225,066 shares at December 31, 2020	(49,013)	(113,939)
Total shareholders’ equity	4,372,362	4,293,016
Total liabilities and shareholders’ equity	$47,860,325	$42,391,317
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income:
Loans, including fees	$168,779	$169,002	$518,957	$512,444
Securities:
Taxable	20,736	22,560	61,366	71,950
Tax-exempt	56,882	58,073	169,656	175,968
Interest-bearing deposits	5,830	1,512	11,877	10,894
Federal funds sold	2	5	13	721
Resell agreements	6	14	11	163
Total interest income	252,235	251,166	761,880	772,140
Interest expense:
Deposits	3,677	5,397	10,693	27,677
Federal funds purchased	9	7	24	92
Repurchase agreements	632	475	1,597	3,913
Junior subordinated deferrable interest debentures	631	700	1,915	2,893
Subordinated notes	1,164	1,164	3,492	3,492
Federal Home Loan Bank advances	—	—	—	318
Total interest expense	6,113	7,743	17,721	38,385
Net interest income	246,122	243,423	744,159	733,755
Credit loss expense	—	20,302	63	227,474
Net interest income after credit loss expense	246,122	223,121	744,096	506,281
Non-interest income:
Trust and investment management fees	37,381	31,469	110,569	97,002
Service charges on deposit accounts	21,216	19,812	61,058	60,043
Insurance commissions and fees	11,748	11,456	39,834	38,609
Interchange and card transaction fees	4,490	3,503	13,224	9,724
Other charges, commissions and fees	9,785	8,370	26,729	25,398
Net gain (loss) on securities transactions	—	—	—	108,989
Other	8,569	8,991	26,258	34,352
Total non-interest income	93,189	83,601	277,672	374,117
Non-interest expense:
Salaries and wages	99,463	93,323	289,956	282,485
Employee benefits	21,576	16,074	62,840	59,824
Net occupancy	27,208	25,466	79,909	76,116
Technology, furniture and equipment	28,494	26,482	84,508	77,768
Deposit insurance	3,088	2,372	8,893	7,796
Intangible amortization	157	212	544	710
Other	38,017	38,221	116,749	121,293
Total non-interest expense	218,003	202,150	643,399	625,992
Income before income taxes	121,308	104,572	378,369	254,406
Income taxes	13,333	9,516	36,311	11,525
Net income	107,975	95,056	342,058	242,881
Preferred stock dividends	1,668	—	5,488	2,016
Redemption of preferred stock	—	—	—	5,514
Net income available to common shareholders	$106,307	$95,056	$336,570	$235,351

Earnings per common share:
Basic	$1.66	$1.50	$5.25	$3.72
Diluted	1.65	1.50	5.22	3.71
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$107,975	$95,056	$342,058	$242,881
Other comprehensive income (loss), before tax:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	(80,668)	20,332	(209,779)	406,959
Change in net unrealized gain on securities transferred to held to maturity	(237)	(294)	(741)	(979)
Reclassification adjustment for net (gains) losses included in net income	—	—	—	(108,989)
Total securities available for sale and transferred securities	(80,905)	20,038	(210,520)	296,991
Defined-benefit post-retirement benefit plans:
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	1,529	1,330	4,587	3,989
Total defined-benefit post-retirement benefit plans	1,529	1,330	4,587	3,989
Other comprehensive income (loss), before tax	(79,376)	21,368	(205,933)	300,980
Deferred tax expense (benefit)	(16,669)	4,487	(43,246)	63,205
Other comprehensive income (loss), net of tax	(62,707)	16,881	(162,687)	237,775
Comprehensive income (loss)	$45,268	$111,937	$179,371	$480,656
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Three months ended:
September 30, 2021
Balance at beginning of period	$145,452	$642	$1,002,939	$2,862,966	$412,990	$(51,172)	$4,373,817
Net income	—	—	—	107,975	—	—	107,975
Other comprehensive income (loss), net of tax	—	—	—	—	(62,707)	—	(62,707)
Stock option exercises/stock unit conversions (21,968 shares)	—	—	—	(1,085)	—	2,213	1,128
Stock-based compensation expense recognized in earnings	—	—	1,985	—	—	—	1,985
Purchase of treasury stock (478 shares)	—	—	—	—	—	(54)	(54)
Cash dividends – Series B preferred stock (approximately $11.13 per share which is equivalent to approximately $0.28 per depositary share)	—	—	—	(1,668)	—	—	(1,668)
Cash dividends – common stock ($0.75 per share)	—	—	—	(48,114)	—	—	(48,114)
Balance at end of period	$145,452	$642	$1,004,924	$2,920,074	$350,283	$(49,013)	$4,372,362

September 30, 2020
Balance at beginning of period	$—	$642	$989,034	$2,678,686	$488,264	$(147,825)	$4,008,801
Net income	—	—	—	95,056	—	—	95,056
Other comprehensive income (loss), net of tax	—	—	—	—	16,881	—	16,881
Stock option exercises/stock unit conversions (53,425 shares)	—	—	—	(2,502)	—	5,200	2,698
Stock-based compensation expense recognized in earnings	—	—	2,443	—	—	—	2,443
Purchase of treasury stock (400 shares)	—	—	—	—	—	(27)	(27)
Treasury stock issued to the 401(k) stock purchase plan (58,900 shares)	—	—	—	(1,602)	—	5,733	4,131
Cash dividends – common stock ($0.71 per share)	—	—	—	(44,957)	—	—	(44,957)
Balance at end of period	$—	$642	$991,477	$2,724,681	$505,145	$(136,919)	$4,085,026
See accompanying Notes to Consolidated Financial Statements

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Nine months ended:
September 30, 2021
Balance at beginning of period	$145,452	$642	$997,168	$2,750,723	$512,970	$(113,939)	$4,293,016
Net income	—	—	—	342,058	—	—	342,058
Other comprehensive income (loss), net of tax	—	—	—	—	(162,687)	—	(162,687)
Stock option exercises/stock unit conversions (650,044 shares)	—	—	—	(26,652)	—	64,462	37,810
Stock-based compensation expense recognized in earnings	—	—	7,756	—	—	—	7,756
Purchase of treasury stock (12,103 shares)	—	—	—	—	—	(1,342)	(1,342)
Treasury stock issued to the 401(k) stock purchase plan (18,555 shares)	—	—	—	(57)	—	1,806	1,749
Cash dividends – Series B preferred stock (approximately $36.59 per share which is equivalent to approximately $0.91 per depositary share)	—	—	—	(5,488)	—	—	(5,488)
Cash dividends – common stock ($2.19 per share)	—	—	—	(140,510)	—	—	(140,510)
Balance at end of period	$145,452	$642	$1,004,924	$2,920,074	$350,283	$(49,013)	$4,372,362

September 30, 2020
Balance at beginning of period	$144,486	$642	$983,250	$2,667,534	$267,370	$(151,614)	$3,911,668
Cumulative effect of accounting change	—	—	—	(29,252)	—	—	(29,252)
Total shareholders' equity at beginning of period, as adjusted	144,486	642	983,250	2,638,282	267,370	(151,614)	3,882,416
Net income	—	—	—	242,881	—	—	242,881
Other comprehensive income (loss), net of tax	—	—	—	—	237,775	—	237,775
Stock option exercises/stock unit conversions (196,948 shares)	—	—	—	(11,627)	—	19,171	7,544
Stock-based compensation expense recognized in earnings	—	—	8,227	—	—	—	8,227
Redemption of series A preferred stock (6,000,000 shares)	(144,486)	—	—	(5,514)	—	—	(150,000)
Purchase of treasury stock (182,225 shares)	—	—	—	—	—	(14,000)	(14,000)
Treasury stock issued to the 401(k) stock purchase plan (97,843 shares)	—	—	—	(2,563)	—	9,524	6,961
Cash dividends – series A preferred stock (approximately $0.34 per share)	—	—	—	(2,016)	—	—	(2,016)
Cash dividends – common stock ($2.13 per share)	—	—	—	(134,762)	—	—	(134,762)
Balance at end of period	$—	$642	$991,477	$2,724,681	$505,145	$(136,919)	$4,085,026
See accompanying Notes to Consolidated Financial Statements

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating Activities:
Net income	$342,058	$242,881
Adjustments to reconcile net income to net cash from operating activities:
Credit loss expense	63	227,474
Deferred tax expense (benefit)	4,672	(8,803)
Accretion of loan discounts	(9,879)	(11,905)
Securities premium amortization (discount accretion), net	90,017	93,080
Net (gain) loss on securities transactions	—	(108,989)
Depreciation and amortization	51,550	47,752
Net (gain) loss on sale/write-down of assets/foreclosed assets	(1,885)	(6)
Stock-based compensation	7,756	8,227
Net tax benefit from stock-based compensation	4,505	694
Earnings on life insurance policies	(1,901)	(2,895)
Net change in:
Trading account securities	(421)	(197)
Lease right-of-use assets	17,566	17,419
Accrued interest receivable and other assets	(65,849)	(52,842)
Accrued interest payable and other liabilities	114,361	23,208
Net cash from operating activities	552,613	475,098
Investing Activities:
Securities held to maturity:
Purchases	—	(1,500)
Maturities, calls and principal repayments	171,969	63,333
Securities available for sale:
Purchases	(4,105,085)	(8,324,364)
Sales	—	1,162,352
Maturities, calls and principal repayments	3,125,786	8,162,036
Net change in loans	1,649,429	(3,551,650)
Benefits received on life insurance policies	1,944	903
Proceeds from sales of premises and equipment	7,033	3,054
Purchases of premises and equipment	(37,088)	(81,866)
Proceeds from sales of repossessed properties	809	73
Net cash from investing activities	814,797	(2,567,629)
Financing Activities:
Net change in deposits	4,597,006	5,859,939
Net change in short-term borrowings	110,232	(86,675)
Proceeds from Federal Home Loan Bank advances	—	1,250,000
Principal payments on Federal Home Loan Bank advances	—	(1,250,000)
Redemption of Series A preferred stock	—	(150,000)
Proceeds from stock option exercises	37,810	7,544
Purchase of treasury stock	(1,342)	(14,000)
Cash dividends paid on preferred stock	(5,488)	(2,016)
Cash dividends paid on common stock	(140,510)	(134,762)
Net cash from financing activities	4,597,708	5,480,030
Net change in cash and cash equivalents	5,965,118	3,387,499
Cash and cash equivalents at beginning of period	10,288,853	3,788,181
Cash and cash equivalents at end of period	$16,253,971	$7,175,680

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
Cash Flow Reporting. Additional cash flow information was as follows:

	Nine Months Ended September 30,
	2021	2020
Cash paid for interest	$23,722	$41,634
Cash paid for income taxes	28,043	44,140
Significant non-cash transactions:
Unsettled securities transactions	600,874	6,698
Loans foreclosed and transferred to other real estate owned and foreclosed assets	3,464	140
Right-of-use lease assets obtained in exchange for lessee operating lease liabilities	4,045	18,284
Treasury stock issued to 401(k) stock purchase plan	1,749	6,961
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

Note 2 - Securities
Securities - Held to Maturity. A summary of the amortized cost, fair value and allowance for credit losses related to securities held to maturity as of September 30, 2021 and December 31, 2020 is presented below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses	Net Carrying Amount
September 30, 2021
Residential mortgage-backed securities	$527,649	$24,332	$—	$551,981	$—	$527,649
States and political subdivisions	1,230,279	41,840	32	1,272,087	(158)	1,230,121
Other	1,500	—	—	1,500	—	1,500
Total	$1,759,428	$66,172	$32	$1,825,568	$(158)	$1,759,270
December 31, 2020
Residential mortgage-backed securities	$528,784	$41,742	$—	$570,526	$—	$528,784
States and political subdivisions	1,415,549	65,321	—	1,480,870	(160)	1,415,389
Other	1,500	—	—	1,500	—	1,500
Total	$1,945,833	$107,063	$—	$2,052,896	$(160)	$1,945,673
All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. The carrying value of held-to-maturity securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $553.1 million and $659.2 million at September 30, 2021 and December 31, 2020, respectively. Accrued interest receivable on held-to-maturity securities totaled $10.8 million and $21.7 million at September 30, 2021 and December 31, 2020, respectively and is included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
From time to time, we have reclassified certain securities from available for sale to held to maturity. The net unamortized, unrealized gain remaining on transferred securities included in accumulated other comprehensive income in the accompanying balance sheet totaled $2.8 million ($2.2 million, net of tax) at September 30, 2021 and $3.5 million ($2.8 million, net of tax) at December 31, 2020. This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities.
The following table summarizes Moody's and/or Standard & Poor's bond ratings for our portfolio of held-to-maturity securities issued by States and political subdivisions and other securities as of September 30, 2021 and December 31, 2020:

	States and Political Subdivisions
	Not Guaranteed or Pre-Refunded	Guaranteed by the Texas PSF	Pre-Refunded	Total	Other Securities
September 30, 2021
Aaa/AAA	$95,820	$466,028	$562,320	$1,124,168	$—
Aa/AA	106,111	—	—	106,111	—
A	—	—	—	—	—
Not rated	—	—	—	—	1,500
Total	$201,931	$466,028	$562,320	$1,230,279	$1,500
December 31, 2020
Aaa/AAA	$115,016	$659,999	$470,745	$1,245,760	$—
Aa/AA	107,065	—	—	107,065	—
A	62,724	—	—	62,724	—
Not rated	—	—	—	—	1,500
Total	$284,805	$659,999	$470,745	$1,415,549	$1,500

The following table details activity in the allowance for credit losses on held-to-maturity securities during the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$158	$172	$160	$—
Impact of adopting ASC 326	—	—	—	215
Credit loss expense (benefit)	—	(12)	(2)	(55)
Ending balance	$158	$160	$158	$160
Securities - Available for Sale. A summary of the amortized cost, fair value and allowance for credit losses related to securities available for sale as of September 30, 2021 and December 31, 2020 is presented below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
September 30, 2021
U.S. Treasury	$1,670,692	$20,609	$6,080	$—	$1,685,221
Residential mortgage-backed securities	2,467,915	37,910	14,671	—	2,491,154
States and political subdivisions	7,049,872	471,883	9,266	—	7,512,489
Other	42,358	—	—	—	42,358
Total	$11,230,837	$530,402	$30,017	$—	$11,731,222
December 31, 2020
U.S. Treasury	$1,084,542	$35,091	$—	$—	$1,119,633
Residential mortgage-backed securities	1,916,581	71,102	4	—	1,987,679
States and political subdivisions	6,683,927	603,975	—	—	7,287,902
Other	42,351	—	—	—	42,351
Total	$9,727,401	$710,168	$4	$—	$10,437,565
All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. At September 30, 2021, all of the securities in our available for sale municipal bond portfolio were issued by the State of Texas or political subdivisions or agencies within the State of Texas, of which approximately 76.9% are either guaranteed by the PSF or have been pre-refunded. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the table above. The carrying value of available-for-sale securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $4.9 billion and $4.4 billion at September 30, 2021 and December 31, 2020, respectively. Accrued interest receivable on available-for-sale securities totaled $69.0 million and $111.0 million at September 30, 2021 and December 31, 2020, respectively, and is included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
The table below summarizes, as of September 30, 2021, securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by type of security and length of time in a continuous unrealized loss position.

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury	$687,535	$6,080	$—	$—	$687,535	$6,080
Residential mortgage-backed securities	984,236	14,671	—	—	984,236	14,671
States and political subdivisions	636,776	9,266	—	—	636,776	9,266
Total	$2,308,547	$30,017	$—	$—	$2,308,547	$30,017
As of September 30, 2021, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.
Contractual Maturities. The following table summarizes the maturity distribution schedule of securities held to maturity and securities available for sale as of September 30, 2021. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as available for sale include stock in the Federal Reserve Bank and the Federal Home Loan Bank, which have no maturity date. These securities have been included in the total column only.

	Within 1 Year	1 - 5 Years	5 - 10 Years	After 10 Years	Total
Held To Maturity
Amortized Cost
Residential mortgage-backed securities	$65	$—	$515,356	$12,228	$527,649
States and political subdivisions	456,778	181,302	88,862	503,337	1,230,279
Other	1,500	—	—	—	1,500
Total	$458,343	$181,302	$604,218	$515,565	$1,759,428
Estimated Fair Value
Residential mortgage-backed securities	$65	$—	$539,142	$12,774	$551,981
States and political subdivisions	464,067	187,495	90,295	530,230	1,272,087
Other	1,500	—	—	—	1,500
Total	$465,632	$187,495	$629,437	$543,004	$1,825,568
Available For Sale
Amortized Cost
U. S. Treasury	$499,857	$533,532	$445,697	$191,606	$1,670,692
Residential mortgage-backed securities	743	16,678	22,146	2,428,348	2,467,915
States and political subdivisions	82,366	1,392,877	863,687	4,710,942	7,049,872
Other	—	—	—	—	42,358
Total	$582,966	$1,943,087	$1,331,530	$7,330,896	$11,230,837
Estimated Fair Value
U. S. Treasury	$501,489	$548,216	$440,328	$195,188	$1,685,221
Residential mortgage-backed securities	772	17,559	22,743	2,450,080	2,491,154
States and political subdivisions	83,932	1,492,026	919,808	5,016,723	7,512,489
Other	—	—	—	—	42,358
Total	$586,193	$2,057,801	$1,382,879	$7,661,991	$11,731,222
Sales of Securities. Sales of securities available for sale were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Proceeds from sales	$—	$—	$—	$1,162,352
Gross realized gains	—	—	—	108,989
Gross realized losses	—	—	—	—
Tax (expense) benefit of securities gains/losses	—	—	—	(22,888)
Premiums and Discounts. Premium amortization and discount accretion included in interest income on securities was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Premium amortization	$(30,240)	$(31,540)	$(92,016)	$(94,873)
Discount accretion	657	637	1,999	1,793
Net (premium amortization) discount accretion	$(29,583)	$(30,903)	$(90,017)	$(93,080)

Trading Account Securities. Trading account securities, at estimated fair value, were as follows:

	September 30, 2021	December 31, 2020
U.S. Treasury	$24,087	$23,996
States and political subdivisions	1,205	460
Total	$25,292	$24,456
Net gains and losses on trading account securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net gain on sales transactions	$314	$159	$716	$933
Net mark-to-market gains (losses)	(2)	1	(71)	94
Net gain (loss) on trading account securities	$312	$160	$645	$1,027
Note 3 - Loans
Loans were as follows:

	September 30, 2021	Percentage of Total	December 31, 2020	Percentage of Total
Commercial and industrial	$4,929,656	31.1%	$4,955,341	28.4%
Energy:
Production	774,753	4.9	976,473	5.6
Service	107,585	0.7	116,825	0.7
Other	95,873	0.6	141,900	0.8
Total energy	978,211	6.2	1,235,198	7.1
Paycheck Protection Program	827,820	5.2	2,433,849	13.9
Commercial real estate:
Commercial mortgages	5,648,541	35.7	5,478,806	31.3
Construction	1,266,633	8.0	1,223,814	7.0
Land	335,849	2.1	317,847	1.8
Total commercial real estate	7,251,023	45.8	7,020,467	40.1
Consumer real estate:
Home equity loans	320,597	2.0	329,390	1.9
Home equity lines of credit	478,978	3.0	452,854	2.6
Other	563,464	3.6	548,530	3.1
Total consumer real estate	1,363,039	8.6	1,330,774	7.6
Total real estate	8,614,062	54.4	8,351,241	47.7
Consumer and other	482,921	3.1	505,680	2.9
Total loans	$15,832,670	100.0%	$17,481,309	100.0%
Concentrations of Credit. Most of our lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio, as well as other markets. The majority of our loan portfolio consists of commercial and industrial and commercial real estate loans. As of September 30, 2021, there were no concentrations of loans related to any single industry in excess of 10% of total loans. The largest industry concentration was related to the energy industry, which totaled 6.2% of total loans, or 6.5% excluding PPP loans. Unfunded commitments to extend credit and standby letters of credit issued to customers in the energy industry totaled $1.0 billion and $63.7 million, respectively, as of September 30, 2021.
Foreign Loans. We have U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at September 30, 2021 or December 31, 2020.
Related Party Loans. In the ordinary course of business, we have granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”). Such loans totaled $318.8 million at September 30, 2021 and $353.1 million at December 31, 2020.

Accrued Interest Receivable. Accrued interest receivable on loans totaled $39.0 million and $48.7 million at September 30, 2021 and December 31, 2020, respectively and is included in accrued interest receivable and other assets in the accompany consolidated balance sheets.
COVID-19 Loan Deferments. Certain borrowers have been unable to meet their contractual payment obligations because of the adverse effects of COVID-19. To help mitigate these effects, loan customers were able to apply for a deferral of payments, or portions thereof, for up to 90 days. After 90 days, customers were able to apply for an additional deferral, and a small proportion of our customers requested such an additional deferral. In the absence of other intervening factors, such short-term modifications made on a good faith basis have not been categorized as troubled debt restructurings, nor have loans granted payment deferrals related to COVID-19 been reported as past due or placed on non-accrual status (provided the loans were not past due or on non-accrual status prior to the deferral). As of September 30, 2021, the amount of loans remaining in COVID-19 related deferment was not significant.
Non-Accrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions.
Non-accrual loans, segregated by class of loans, were as follows:

	September 30, 2021		December 31, 2020
	Total Non-Accrual	Non-Accrual with No Credit Loss Allowance	Total Non-Accrual	Non-Accrual with No Credit Loss Allowance
Commercial and industrial	$19,349	$11,611	$19,849	$4,479
Energy	23,347	7,224	23,168	639
Paycheck Protection Program	—	—	—	—
Commercial real estate:
Buildings, land and other	12,247	8,770	15,737	14,116
Construction	1,632	664	1,684	1,684
Consumer real estate	480	178	993	993
Consumer and other	—	—	18	—
Total	$57,055	$28,447	$61,449	$21,911
The following table presents non-accrual loans as of September 30, 2021 by class and year of origination.

	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial	$315	$7,922	$4,211	$676	$882	$370	$2,067	$2,906	$19,349
Energy	—	477	6,467	1,513	—	323	12,170	2,397	23,347
Paycheck Protection Program	—	—	—	—	—	—	—	—	—
Commercial real estate:
Buildings, land and other	2,096	1,723	2,811	824	2,051	2,742	—	—	12,247
Construction	—	1,632	—	—	—	—	—	—	1,632
Consumer real estate	—	—	—	—	—	443	—	37	480
Consumer and other	—	—	—	—	—	—	—	—	—
Total	$2,411	$11,754	$13,489	$3,013	$2,933	$3,878	$14,237	$5,340	$57,055
Had non-accrual loans performed in accordance with their original contract terms, we would have recognized additional interest income, net of tax, of approximately $474 thousand and $1.4 million for the three and nine months ended September 30, 2021, and approximately $670 thousand and $2.3 million for the three and nine months ended September 30, 2020.

An age analysis of past due loans (including both accruing and non-accruing loans), segregated by class of loans, as of September 30, 2021 was as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and industrial	$42,705	$8,634	$51,339	$4,878,317	$4,929,656	$7,522
Energy	1,237	13,233	14,470	963,741	978,211	965
Paycheck Protection Program	—	—	—	827,820	827,820	—
Commercial real estate:
Buildings, land and other	20,910	19,190	40,100	5,944,290	5,984,390	12,224
Construction	—	—	—	1,266,633	1,266,633	—
Consumer real estate	4,148	2,101	6,249	1,356,790	1,363,039	1,985
Consumer and other	3,678	1,029	4,707	478,214	482,921	1,029
Total	$72,678	$44,187	$116,865	$15,715,805	$15,832,670	$23,725
Troubled Debt Restructurings. Troubled debt restructurings during the nine months ended September 30, 2021 and 2020 are set forth in the following table.

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Balance at Restructure	Balance at Period-End	Balance at Restructure	Balance at Period-End
Commercial and industrial	$1,312	$1,237	$3,660	$1,415
Energy	3,817	3,566	—	—
Commercial real estate:
Buildings, land and other	1,888	1,875	6,606	6,585
Construction	—	—	1,192	1,181
Consumer and other	—	—	1,104	104
	$7,017	$6,678	$12,562	$9,285
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
Additional information related to restructured loans as of or for the nine months ended September 30, 2021 and 2020 is set forth in the following table.

	September 30, 2021	September 30, 2020
Restructured loans past due in excess of 90 days at period-end:
Number of loans	1	2
Dollar amount of loans	$306	$3,682
Restructured loans on non-accrual status at period end	5,072	5,353
Charge-offs of restructured loans:
Recognized in connection with restructuring	—	—
Recognized on previously restructured loans	1,433	2,188
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
The following tables present weighted-average risk grades for all commercial loans, by class and year of origination/renewal as of September 30, 2021. Paycheck Protection Program (“PPP”) loans are excluded as such loans are fully guaranteed by the Small Business Administration (“SBA”).

	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total	W/A Risk Grade
Commercial and industrial
Risk grades 1-8	$1,009,752	$730,976	$405,216	$201,578	$160,431	$149,611	$1,875,496	$65,603	$4,598,663	6.04
Risk grade 9	9,569	35,274	30,953	26,216	12,258	18,329	70,412	5,272	208,283	9.00
Risk grade 10	28,117	6,546	1,871	4,653	1,358	112	12,954	1,652	57,263	10.00
Risk grade 11	1,326	8,603	9,644	4,160	3,098	279	7,189	11,799	46,098	11.00
Risk grade 12	135	7,922	3,263	676	411	370	962	1,974	15,713	12.00
Risk grade 13	180	—	948	—	471	—	1,105	932	3,636	13.00
	$1,049,079	$789,321	$451,895	$237,283	$178,027	$168,701	$1,968,118	$87,232	$4,929,656	6.29
W/A risk grade	5.97	6.35	6.91	7.04	6.20	5.94	6.17	7.60	6.29
Energy
Risk grades 1-8	$350,757	$10,562	$10,339	$7,060	$3,958	$4,518	$392,527	$68,437	$848,158	5.94
Risk grade 9	32,434	712	1,831	270	—	737	10,136	2,574	48,694	9.00
Risk grade 10	—	115	703	668	—	—	860	478	2,824	10.00
Risk grade 11	11,517	1,168	17,711	1,607	—	573	19,133	3,479	55,188	11.00
Risk grade 12	—	34	4,777	90	—	323	4,641	99	9,964	12.00
Risk grade 13	—	443	1,690	1,423	—	—	7,529	2,298	13,383	13.00
	$394,708	$13,034	$37,051	$11,118	$3,958	$6,151	$434,826	$77,365	$978,211	6.55
W/A risk grade	6.37	8.13	9.98	8.77	7.19	7.84	6.26	6.76	6.55
Commercial real estate:
Buildings, land, other
Risk grades 1-8	$1,153,181	$1,146,764	$862,629	$578,768	$517,822	$842,409	$44,525	$75,360	$5,221,458	6.90
Risk grade 9	13,873	143,504	70,218	48,372	29,691	34,746	4,669	6,858	351,931	9.00
Risk grade 10	14,376	16,956	69,882	51,903	65,363	55,732	—	—	274,212	10.00
Risk grade 11	3,995	19,766	11,351	7,615	32,698	40,245	3,000	5,872	124,542	11.00
Risk grade 12	1,896	1,723	2,511	824	2,051	2,492	—	—	11,497	12.00
Risk grade 13	200	—	300	—	—	250	—	—	750	13.00
	$1,187,521	$1,328,713	$1,016,891	$687,482	$647,625	$975,874	$52,194	$88,090	$5,984,390	7.27
W/A risk grade	7.21	7.27	7.40	7.37	7.38	7.04	7.30	7.15	7.27
Construction
Risk grades 1-8	$429,990	$284,149	$299,927	$20,457	$—	$2,593	$144,950	$—	$1,182,066	7.03
Risk grade 9	37,113	32,002	—	—	513	—	13,307	—	82,935	9.00
Risk grade 10	—	—	—	—	—	—	—	—	—	10.00
Risk grade 11	—	—	—	—	—	—	—	—	—	11.00
Risk grade 12	—	1,432	—	—	—	—	—	—	1,432	12.00
Risk grade 13	—	200	—	—	—	—	—	—	200	13.00
	$467,103	$317,783	$299,927	$20,457	$513	$2,593	$158,257	$—	$1,266,633	7.16
W/A risk grade	7.13	6.87	7.46	7.45	9.00	6.79	7.24	—	7.16
Total commercial real estate	$1,654,624	$1,646,496	$1,316,818	$707,939	$648,138	$978,467	$210,451	$88,090	$7,251,023	7.25
W/A risk grade	7.19	7.19	7.41	7.38	7.38	7.04	7.26	7.15	7.25
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
Information about the payment status of consumer loans, segregated by portfolio segment and year of origination, as of September 30, 2021 was as follows:

	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Consumer real estate:
Past due 30-89 days	$396	$34	$277	$370	$326	$1,187	$174	$1,384	$4,148
Past due 90 or more days	—	—	110	11	226	645	967	142	2,101
Total past due	396	34	387	381	552	1,832	1,141	1,526	6,249
Current loans	235,725	283,853	111,449	62,416	54,827	132,108	464,440	11,972	1,356,790
Total	$236,121	$283,887	$111,836	$62,797	$55,379	$133,940	$465,581	$13,498	$1,363,039
Consumer and other:
Past due 30-89 days	$1,527	$283	$182	$89	$63	$18	$481	$1,035	$3,678
Past due 90 or more days	576	10	—	90	—	—	—	353	1,029
Total past due	2,103	293	182	179	63	18	481	1,388	4,707
Current loans	39,156	20,924	10,442	3,268	1,844	1,391	374,993	26,196	478,214
Total	$41,259	$21,217	$10,624	$3,447	$1,907	$1,409	$375,474	$27,584	$482,921
Revolving loans that converted to term during the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Commercial and industrial	$12,009	$10,224	$39,551	$25,340
Energy	52,055	7,144	57,871	38,642
Commercial real estate:
Buildings, land and other	6,012	637	37,093	8,094
Construction	—	—	—	—
Consumer real estate	330	421	1,172	2,132
Consumer and other	1,523	5,494	7,017	15,338
Total	$71,929	$23,920	$142,704	$89,546
In assessing the general economic conditions in the State of Texas, management monitors and tracks the Texas Leading Index (“TLI”), which is produced by the Federal Reserve Bank of Dallas. The TLI, the components of which are more fully described in our 2020 Form 10-K, totaled 130.4 at August 31, 2021 (most recent date available) and 118.1 at December 31, 2020. A higher TLI value implies more favorable economic conditions.

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
The following table presents details of the allowance for credit losses on loans segregated by loan portfolio segment as of September 30, 2021 and December 31, 2020. No allowance for credit losses has been recognized for PPP loans as such loans are fully guaranteed by the SBA.

September 30, 2021	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Modeled expected credit losses	$45,395	$6,962	$17,033	$5,934	$6,412	$81,736
Q-Factor and other qualitative adjustments	14,081	104	134,071	59	1,440	149,755
Specific allocations	4,290	13,383	950	36	—	18,659
Total	$63,766	$20,449	$152,054	$6,029	$7,852	$250,150
December 31, 2020
Modeled expected credit losses	$65,645	$8,910	$125,126	$7,926	$6,945	$214,552
Q-Factor and other qualitative adjustments	2,877	21,216	9,253	—	—	33,346
Specific allocations	5,321	9,427	513	—	18	15,279
Total	$73,843	$39,553	$134,892	$7,926	$6,963	$263,177
The following table details activity in the allowance for credit losses on loans by portfolio segment for the three and nine months ended September 30, 2021 and 2020. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. No allowance for credit losses has been recognized for PPP loans as such loans are fully guaranteed by the SBA.

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Three months ended:
September 30, 2021
Beginning balance	$65,271	$28,010	$147,993	$6,154	$7,860	$255,288
Credit loss expense (benefit)	(1,020)	(7,720)	4,007	(982)	2,692	(3,023)
Charge-offs	(1,611)	—	—	—	(5,073)	(6,684)
Recoveries	1,126	159	54	857	2,373	4,569
Net charge-offs	(485)	159	54	857	(2,700)	(2,115)
Ending balance	$63,766	$20,449	$152,054	$6,029	$7,852	$250,150
September 30, 2020
Beginning balance	$98,536	$40,817	$93,425	$8,998	$8,285	$250,061
Credit loss expense (benefit)	(18,547)	13,814	25,368	1,794	1,161	23,590
Charge-offs	(8,605)	—	(242)	(1,088)	(4,219)	(14,154)
Recoveries	1,121	—	42	573	2,242	3,978
Net charge-offs	(7,484)	—	(200)	(515)	(1,977)	(10,176)
Ending balance	$72,505	$54,631	$118,593	$10,277	$7,469	$263,475

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Nine months ended:
September 30, 2021
Beginning balance	$73,843	$39,553	$134,892	$7,926	$6,963	$263,177
Credit loss expense (benefit)	(8,886)	(19,048)	16,583	(3,093)	7,042	(7,402)
Charge-offs	(4,485)	(1,433)	(137)	(672)	(13,015)	(19,742)
Recoveries	3,294	1,377	716	1,868	6,862	14,117
Net (charge-offs) recoveries	(1,191)	(56)	579	1,196	(6,153)	(5,625)
Ending balance	$63,766	$20,449	$152,054	$6,029	$7,852	$250,150
September 30, 2020
Beginning balance	$51,593	$37,382	$31,037	$4,113	$8,042	$132,167
Impact of adopting ASC 326	21,263	(10,453)	(13,519)	2,392	(2,248)	(2,565)
Credit loss expense (benefit)	10,737	96,478	104,716	3,716	8,096	223,743
Charge-offs	(14,815)	(68,842)	(3,826)	(1,508)	(13,402)	(102,393)
Recoveries	3,727	66	185	1,564	6,981	12,523
Net (charge-offs) recoveries	(11,088)	(68,776)	(3,641)	56	(6,421)	(89,870)
Ending balance	$72,505	$54,631	$118,593	$10,277	$7,469	$263,475
The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan portfolio segment as of September 30, 2021 and December 31, 2020.

	September 30, 2021		December 31, 2020
	Loan Balance	Specific Allocations	Loan Balance	Specific Allocations
Commercial and industrial	$22,717	$4,290	$21,287	$5,321
Energy	25,671	13,383	22,888	9,427
Paycheck Protection Program	—	—	—	—
Commercial real estate:
Buildings, land and other	28,619	750	34,057	513
Construction	1,632	200	1,684	—
Consumer real estate	302	36	561	—
Consumer and other	—	—	18	18
Total	$78,941	$18,659	$80,495	$15,279
Note 4 - Goodwill and Other Intangible Assets
Goodwill and other intangible assets are presented in the table below.

	September 30, 2021	December 31, 2020
Goodwill	$654,952	$654,952
Other intangible assets:
Core deposits	$845	$1,296
Customer relationships	174	267
	$1,019	$1,563
The estimated aggregate future amortization expense for intangible assets remaining as of September 30, 2021 is as follows:

Remainder of 2021	$153
2022	481
2023	282
2024	87
2025	11
Thereafter	5
$1,019

Note 5 - Deposits
Deposits were as follows:

	September 30, 2021	Percentage of Total	December 31, 2020	Percentage of Total
Non-interest-bearing demand deposits:
Commercial and individual	$15,997,472	40.4%	$13,914,754	39.7%
Correspondent banks	223,466	0.6	242,225	0.7
Public funds	930,645	2.3	960,072	2.8
Total non-interest-bearing demand deposits	17,151,583	43.3	15,117,051	43.2
Interest-bearing deposits:
Private accounts:
Savings and interest checking	10,326,315	26.1	9,132,789	26.1
Money market accounts	10,381,703	26.2	8,977,585	25.6
Time accounts	1,086,894	2.7	1,135,575	3.3
Total private accounts	21,794,912	55.0	19,245,949	55.0
Public funds:
Savings and interest checking	580,174	1.5	597,503	1.7
Money market accounts	61,028	0.1	50,070	0.1
Time accounts	25,070	0.1	5,188	—
Total public funds	666,272	1.7	652,761	1.8
Total interest-bearing deposits	22,461,184	56.7	19,898,710	56.8
Total deposits	$39,612,767	100.0%	$35,015,761	100.0%
The following table presents additional information about our deposits:

	September 30, 2021	December 31, 2020
Deposits from the Certificate of Deposit Account Registry Service (CDARS) deposits	$—	$372
Deposits from foreign sources (primarily Mexico)	1,007,416	884,169
Total deposits not covered by deposit insurance	21,419,285	18,694,320
Time deposits not covered by deposit insurance	239,598	237,298
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
Financial instruments with off-balance-sheet risk were as follows:

	September 30, 2021	December 31, 2020
Commitments to extend credit	$10,262,077	$9,814,475
Standby letters of credit	225,311	241,345
Deferred standby letter of credit fees	1,935	1,723
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

The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$48,596	$46,939	$44,152	$500
Impact of adopting ASC 326	—	—	—	39,377
Credit loss expense	3,023	(3,276)	7,467	3,786
Ending balance	$51,619	$43,663	$51,619	$43,663
Lease Commitments. We lease certain office facilities and office equipment under operating leases. The components of total lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Amortization of lease right-of-use assets	$8,172	$8,521	$24,584	$24,545
Short-term lease expense	384	172	1,118	1,343
Non-lease components (including taxes, insurance, common maintenance, etc.)	2,864	2,586	8,205	8,410
Total	$11,420	$11,279	$33,907	$34,298
Right-of-use lease assets totaled $278.6 million at September 30, 2021 and $292.1 million at December 31, 2020 and are reported as a component of premises and equipment on our accompanying consolidated balance sheets. The related lease liabilities totaled $310.3 million at September 30, 2021 and $323.0 million at December 31, 2020 and are reported as a component of accrued interest payable and other liabilities in the accompanying consolidated balance sheets. Lease payments under operating leases that were applied to our operating lease liability totaled $7.9 million and $24.0 million during the three and nine months ended September 30, 2021 and $8.0 million and $23.8 million during the three and nine months ended September 30, 2020. There has been no significant change in our expected future minimum lease payments since December 31, 2020. See the 2020 Form 10-K for information regarding these commitments.
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
Cullen/Frost’s and Frost Bank’s Common Equity Tier 1 capital (“CET1”) includes common stock and related paid-in capital, net of treasury stock, and retained earnings. In connection with the adoption of the Basel III Capital Rules, we elected to opt-out of the requirement to include most components of accumulated other comprehensive income in CET1. We also elected to exclude the effects of credit loss accounting under CECL from CET1 for a five-year transitional period, as further discussed in our 2020 Form 10-K. This CECL transitional adjustment totaled $62.3 million and $63.7 million at September 30, 2021 and December 31, 2020, respectively. CET1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. Frost Bank's CET1 is also reduced by its equity investment in its financial subsidiary, Frost Insurance Agency (“FIA”).
Tier 1 capital includes CET1 and additional Tier 1 capital. For Cullen/Frost, additional Tier 1 capital included $145.5 million of 4.450% non-cumulative perpetual preferred stock at September 30, 2021 and December 31, 2020, the details of which are further discussed below. Frost Bank did not have any additional Tier 1 capital beyond Common Equity Tier 1 at September 30, 2021 or December 31, 2020.
Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both Cullen/Frost and Frost Bank includes a permissible portion of the allowances for credit losses on securities, loans and off-balance-sheet credit exposures. Tier 2 capital for Cullen/Frost also includes $100.0 million of qualified subordinated debt and $133.0 million of trust preferred securities at both September 30, 2021 and December 31, 2020. All $13.0 million of the trust preferred securities issued by WNB Capital Trust I were redeemed in October 2021.

The following table presents actual and required capital ratios as of September 30, 2021 and December 31, 2020 for Cullen/Frost and Frost Bank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. See the 2020 Form 10-K for a more detailed discussion of the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
September 30, 2021
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$3,300,979	13.42%	$1,722,459	7.00%	$1,599,426	6.50%
Frost Bank	3,215,116	13.09	1,719,451	7.00	1,596,633	6.50
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	3,446,431	14.01	2,091,558	8.50	1,968,525	8.00
Frost Bank	3,215,116	13.09	2,087,905	8.50	1,965,087	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	3,911,272	15.90	2,583,689	10.50	2,460,656	10.00
Frost Bank	3,446,957	14.03	2,579,177	10.50	2,456,359	10.00
Leverage Ratio
Cullen/Frost	3,446,431	7.52	1,833,156	4.00	2,291,445	5.00
Frost Bank	3,215,116	7.02	1,832,498	4.00	2,290,623	5.00

December 31, 2020
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$3,058,447	12.86%	$1,664,867	7.00%	$1,545,948	6.50%
Frost Bank	3,030,093	12.77	1,661,620	7.00	1,542,933	6.50
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	3,203,899	13.47	2,021,624	8.50	1,902,705	8.00
Frost Bank	3,030,093	12.77	2,017,682	8.50	1,898,995	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	3,672,912	15.44	2,497,300	10.50	2,378,381	10.00
Frost Bank	3,266,106	13.76	2,492,430	10.50	2,373,743	10.00
Leverage Ratio
Cullen/Frost	3,203,899	8.07	1,589,004	4.00	1,986,255	5.00
Frost Bank	3,030,093	7.63	1,588,200	4.00	1,985,250	5.00
As of September 30, 2021, capital levels at Cullen/Frost and Frost Bank exceed all capital adequacy requirements under the Basel III Capital Rules. Based on the ratios presented above, capital levels as of September 30, 2021 at Cullen/Frost and Frost Bank exceed the minimum levels necessary to be considered “well capitalized.”
Cullen/Frost and Frost Bank are subject to the regulatory capital requirements administered by the Federal Reserve Board and, for Frost Bank, the Federal Deposit Insurance Corporation (“FDIC”). Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of September 30, 2021, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.
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
Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On January 27, 2021, our board of directors authorized a $100.0 million stock repurchase program, allowing us to repurchase shares of our common stock over a one-year period from time to time at various prices in the open market or through private transactions. No shares were repurchased under this plan during the first nine months of 2021. Under a prior plan, we repurchased 177,834 shares at a total cost of $13.7 million during the first quarter of 2020. Under the Basel III Capital Rules, Cullen/Frost may not repurchase or redeem any of its subordinated notes and, in some cases, its common stock without the prior approval of the Federal Reserve Board.
Dividend Restrictions. In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements, including to repurchase its common stock. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well capitalized” status, at September 30, 2021, Frost Bank could pay aggregate dividends of up to $445.8 million to Cullen/Frost without prior regulatory approval.
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
The notional amounts and estimated fair values of interest rate derivative contracts are presented in the following table. The fair values of interest rate derivative contracts are estimated utilizing internal valuation methods with observable market data inputs, or as determined by the Chicago Mercantile Exchange (“CME”) for centrally cleared derivative contracts. CME rules legally characterize variation margin payments for centrally cleared derivatives as settlements of the derivatives' exposure rather than collateral. As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting and financial reporting purposes. Variation margin, as determined by the CME, is settled daily. As a result, derivative contracts that clear through the CME have an estimated fair value of zero as of September 30, 2021 and December 31, 2020.

	September 30, 2021		December 31, 2020
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivatives designated as hedges of fair value:
Financial institution counterparties:
Loan/lease interest rate swaps – liabilities	2,758	$(59)	3,724	$(134)
Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan/lease interest rate swaps – assets	127,420	641	—	—
Loan/lease interest rate swaps – liabilities	997,411	(22,874)	1,173,173	(33,812)
Loan/lease interest rate caps – assets	405,163	2,915	356,601	1,241
Customer counterparties:
Loan/lease interest rate swaps – assets	997,411	49,630	1,173,173	84,424
Loan/lease interest rate swaps – liabilities	127,420	(1,761)	—	—
Loan/lease interest rate caps – liabilities	405,163	(2,915)	356,601	(1,241)

The weighted-average rates paid and received for interest rate swaps outstanding at September 30, 2021 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Fair value hedge loan/lease interest rate swaps	2.75%	0.09%
Non-hedging interest rate swaps – financial institution counterparties	3.78	1.87
Non-hedging interest rate swaps – customer counterparties	1.87	3.78
The weighted-average strike rate for outstanding interest rate caps was 3.12% at September 30, 2021.
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
The notional amounts and estimated fair values of non-hedging commodity swap and option derivative positions outstanding are presented in the following table. We obtain dealer quotations and use internal valuation methods with observable market data inputs to value our commodity derivative positions.

		September 30, 2021		December 31, 2020
	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Oil – assets	Barrels	5,632	$21,271	3,056	$8,341
Oil – liabilities	Barrels	12,228	(147,576)	6,391	(32,112)
Natural gas – assets	MMBTUs	18,908	3,312	9,281	1,529
Natural gas – liabilities	MMBTUs	39,901	(53,923)	15,079	(3,265)
Customer counterparties:
Oil – assets	Barrels	12,276	148,742	6,391	32,670
Oil – liabilities	Barrels	5,584	(21,245)	3,056	(8,264)
Natural gas – assets	MMBTUs	39,901	54,202	17,636	3,451
Natural gas – liabilities	MMBTUs	18,908	(3,310)	6,724	(1,458)
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

		September 30, 2021		December 31, 2020
	Notional Currency	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Forward contracts – assets	CAD	658	$2	—	—
Customer counterparties:
Forward contracts – assets	CAD	658	2	—	—
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

Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Commercial loan/lease interest rate swaps:
Amount of gain (loss) included in interest income on loans	$(21)	$(36)	$(74)	$(79)
Amount of (gain) loss included in other non-interest expense	3	2	8	6
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
Amounts included in the consolidated statements of income related to non-hedge related derivative instruments are presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Non-hedging interest rate derivatives:
Other non-interest income	$946	$280	$2,674	$2,615
Other non-interest expense	—	1	(1)	1
Non-hedging commodity derivatives:
Other non-interest income	1,143	379	3,266	1,057
Non-hedging foreign currency derivatives:
Other non-interest income	4	10	34	28
Non-hedging put options:
Other non-interest income	—	—	—	5,980
Counterparty Credit Risk. Our credit exposure relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with bank customers was approximately $227.4 million at September 30, 2021. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. Our credit exposure, net of collateral pledged, relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with upstream financial institution counterparties was approximately $12.5 million at September 30, 2021. This amount was primarily related to initial margin payments to the CME and excess collateral we posted to counterparties. Collateral levels for upstream financial institution counterparties are monitored and adjusted as necessary. See Note 9 – Balance Sheet Offsetting and Repurchase Agreements for additional information regarding our credit exposure with upstream financial institution counterparties. At September 30, 2021, we had $200.9 million in cash collateral related to derivative contracts on deposit with other financial institution counterparties.

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
Information about financial instruments that are eligible for offset in the consolidated balance sheet as of September 30, 2021 is presented in the following tables.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
September 30, 2021
Financial assets:
Derivatives:
Loan/lease interest rate swaps and caps	$3,556	$—	$3,556
Commodity swaps and options	24,583	—	24,583
Foreign currency forward contracts	2	—	2
Total derivatives	28,141	—	28,141
Resell agreements	7,903	—	7,903
Total	$36,044	$—	$36,044
Financial liabilities:
Derivatives:
Loan/lease interest rate swaps and caps	$22,933	$—	$22,933
Commodity swaps and options	201,499	—	201,499
Total derivatives	224,432	—	224,432
Repurchase agreements	2,200,029	—	2,200,029
Total	$2,424,461	$—	$2,424,461

		Gross Amounts Not Offset
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
September 30, 2021
Financial assets:
Derivatives:
Counterparty A	$4	$(4)	$—	$—
Counterparty B	12,537	(12,537)	—	—
Other counterparties	15,600	(15,600)	—	—
Total derivatives	28,141	(28,141)	—	—
Resell agreements	7,903	—	(7,903)	—
Total	$36,044	$(28,141)	$(7,903)	$—
Financial liabilities:
Derivatives:
Counterparty A	$4,577	$(4)	$(4,573)	$—
Counterparty B	77,110	(12,537)	(60,860)	3,713
Counterparty C	19	—	(19)	—
Other counterparties	142,726	(15,600)	(122,984)	4,142
Total derivatives	224,432	(28,141)	(188,436)	7,855
Repurchase agreements	2,200,029	—	(2,200,029)	—
Total	$2,424,461	$(28,141)	$(2,388,465)	$7,855

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
The remaining contractual maturity of repurchase agreements in the consolidated balance sheets as of September 30, 2021 and December 31, 2020 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
September 30, 2021
Repurchase agreements:
U.S. Treasury	$1,122,968	$—	$—	$—	$1,122,968
Residential mortgage-backed securities	1,077,061	—	—	—	1,077,061
Total borrowings	$2,200,029	$—	$—	$—	$2,200,029
Gross amount of recognized liabilities for repurchase agreements					$2,200,029
Amounts related to agreements not included in offsetting disclosures above					$—

December 31, 2020
Repurchase agreements:
U.S. Treasury	$692,860	$—	$—	$—	$692,860
Residential mortgage-backed securities	1,375,287	—	—	—	1,375,287
Total borrowings	$2,068,147	$—	$—	$—	$2,068,147
Gross amount of recognized liabilities for repurchase agreements					$2,068,147
Amounts related to agreements not included in offsetting disclosures above					$—

Note 10 - Stock-Based Compensation
A combined summary of activity in our active stock plans is presented in the table. Performance stock units outstanding are presented assuming attainment of the maximum payout rate as set forth by the performance criteria. As of September 30, 2021, there were 917,440 shares remaining available for grant for future stock-based compensation awards.

	Director Deferred Stock Units Outstanding		Non-Vested Stock Awards/Stock Units Outstanding		Performance Stock Units Outstanding		Stock Options Outstanding
	Number of Units	Weighted- Average Fair Value at Grant	Number of Shares/Units	Weighted- Average Fair Value at Grant	Number of Units	Weighted- Average Fair Value at Grant	Number of Shares	Weighted- Average Exercise Price
Balance, January 1, 2021	52,860	$75.47	470,359	$86.24	201,257	$77.18	1,739,559	$66.11
Authorized	—	—	—	—	—	—	—	—
Granted	5,940	117.90	—	—	—	—	—	—
Exercised/vested	(2,499)	92.03	(1,213)	98.90	(35,131)	92.27	(611,201)	61.86
Forfeited/expired	—	—	(26,439)	87.08	(9,752)	75.70	—	—
Balance, September 30, 2021	56,301	$79.21	442,707	$86.16	156,374	$73.88	1,128,358	$68.41
Shares issued in connection with stock compensation awards are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. Shares issued in connection with stock compensation awards along with other related information were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
New shares issued from available authorized shares	—	—	—	—
Shares issued from available treasury stock	21,968	53,425	650,044	196,948
Total	21,968	53,425	650,044	196,948

Proceeds from stock option exercises	$1,128	$2,698	$37,810	$7,544
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
Stock-based compensation expense and the related income tax benefit is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Non-vested stock awards/stock units	$1,559	$1,999	$5,210	$6,325
Director deferred stock units	—	—	700	770
Performance stock units	426	444	1,846	1,132
Total	$1,985	$2,443	$7,756	$8,227
Income tax benefit	$281	$450	$1,162	$1,539
Unrecognized stock-based compensation expense at September 30, 2021 is presented in the table below. Unrecognized stock-based compensation expense related to performance stock units is presented assuming attainment of the maximum payout rate as set forth by the performance criteria.

Non-vested stock awards/stock units	$10,918
Performance stock units	4,450
Total	$15,368

Note 11 - Earnings Per Common Share
Earnings per common share is computed using the two-class method as more fully described in our 2020 Form 10-K. The following table presents a reconciliation of net income available to common shareholders, net earnings allocated to common stock and the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$107,975	$95,056	$342,058	$242,881
Less: Preferred stock dividends	1,668	—	5,488	2,016
Redemption of preferred stock	—	—	—	5,514
Net income available to common shareholders	106,307	95,056	336,570	235,351
Less: Earnings allocated to participating securities	932	877	3,228	2,236
Net earnings allocated to common stock	$105,375	$94,179	$333,342	$233,115

Distributed earnings allocated to common stock	$47,740	$44,546	$139,224	$133,511
Undistributed earnings allocated to common stock	57,635	49,633	194,118	99,604
Net earnings allocated to common stock	$105,375	$94,179	$333,342	$233,115

Weighted-average shares outstanding for basic earnings per common share	63,652,020	62,726,542	63,522,884	62,655,393
Dilutive effect of stock compensation	444,636	193,116	489,219	263,028
Weighted-average shares outstanding for diluted earnings per common share	64,096,656	62,919,658	64,012,103	62,918,421
Note 12 - Defined Benefit Plans
The components of the combined net periodic expense (benefit) for our defined benefit pension plans are presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expected return on plan assets, net of expenses	$(3,210)	$(3,073)	$(9,630)	$(9,217)
Interest cost on projected benefit obligation	835	1,252	2,506	3,757
Net amortization and deferral	1,529	1,330	4,587	3,989
Net periodic expense (benefit)	$(846)	$(491)	$(2,537)	$(1,471)
Our non-qualified defined benefit pension plan is not funded. No contributions to the qualified defined benefit pension plan were made during the nine months ended September 30, 2021. We do not expect to make any contributions to the qualified defined benefit plan during the remainder of 2021.

Note 13 - Income Taxes
Income tax expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Current income tax expense (benefit)	$13,849	$(33,614)	$31,639	$20,328
Deferred income tax expense (benefit)	(516)	43,130	4,672	(8,803)
Income tax expense, as reported	$13,333	$9,516	$36,311	$11,525
Effective tax rate	11.0%	9.1%	9.6%	4.5%
We had a net deferred tax liability totaling $78.9 million at September 30, 2021 and $117.5 million at December 31, 2020. No valuation allowance for deferred tax assets was recorded at September 30, 2021 as management believes it is more likely than not that all of the deferred tax assets will be realized against deferred tax liabilities and projected future taxable income.
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

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(80,668)	$(16,941)	$(63,727)	$20,332	$4,269	$16,063
Change in net unrealized gain on securities transferred to held to maturity	(237)	(49)	(188)	(294)	(62)	(232)
Reclassification adjustment for net (gains) losses included in net income	—	—	—	—	—	—
Total securities available for sale and transferred securities	(80,905)	(16,990)	(63,915)	20,038	4,207	15,831
Defined-benefit post-retirement benefit plans:
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	1,529	321	1,208	1,330	280	1,050
Total defined-benefit post-retirement benefit plans	1,529	321	1,208	1,330	280	1,050
Total other comprehensive income (loss)	$(79,376)	$(16,669)	$(62,707)	$21,368	$4,487	$16,881

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(209,779)	$(44,054)	$(165,725)	$406,959	$85,462	$321,497
Change in net unrealized gain on securities transferred to held to maturity	(741)	(155)	(586)	(979)	(206)	(773)
Reclassification adjustment for net (gains) losses included in net income	—	—	—	(108,989)	(22,888)	(86,101)
Total securities available for sale and transferred securities	(210,520)	(44,209)	(166,311)	296,991	62,368	234,623
Defined-benefit post-retirement benefit plans:
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	4,587	963	3,624	3,989	837	3,152
Total defined-benefit post-retirement benefit plans	4,587	963	3,624	3,989	837	3,152
Total other comprehensive income (loss)	$(205,933)	$(43,246)	$(162,687)	$300,980	$63,205	$237,775
Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available For Sale	Defined Benefit Plans	Accumulated Other Comprehensive Income
Balance January 1, 2021	$563,801	$(50,831)	$512,970
Other comprehensive income (loss) before reclassifications	(166,311)	—	(166,311)
Reclassification of amounts included in net income	—	3,624	3,624
Net other comprehensive income (loss) during period	(166,311)	3,624	(162,687)
Balance at September 30, 2021	$397,490	$(47,207)	$350,283

Balance January 1, 2020	$313,304	$(45,934)	$267,370
Other comprehensive income (loss) before reclassifications	320,724	—	320,724
Reclassification of amounts included in net income	(86,101)	3,152	(82,949)
Net other comprehensive income (loss) during period	234,623	3,152	237,775
Balance at September 30, 2020	$547,927	$(42,782)	$505,145

Note 15 – Operating Segments
We are managed under a matrix organizational structure whereby our two primary operating segments, Banking and Frost Wealth Advisors, overlap a regional reporting structure. See our 2020 Form 10-K for additional information regarding our operating segments. Summarized operating results by segment were as follows:

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
Three months ended:
September 30, 2021
Net interest income (expense)	$247,381	$536	$(1,795)	$246,122
Credit loss expense	(6)	6	—	—
Non-interest income	51,279	42,369	(459)	93,189
Non-interest expense	185,891	31,086	1,026	218,003
Income (loss) before income taxes	112,775	11,813	(3,280)	121,308
Income tax expense (benefit)	12,029	2,481	(1,177)	13,333
Net income (loss)	100,746	9,332	(2,103)	107,975
Preferred stock dividends	—	—	1,668	1,668
Net income (loss) available to common shareholders	$100,746	$9,332	$(3,771)	$106,307
Revenues from (expenses to) external customers	$298,660	$42,905	$(2,254)	$339,311
September 30, 2020
Net interest income (expense)	$244,685	$602	$(1,864)	$243,423
Credit loss expense (benefit)	20,300	2	—	20,302
Non-interest income	49,170	34,680	(249)	83,601
Non-interest expense	170,290	30,052	1,808	202,150
Income (loss) before income taxes	103,265	5,228	(3,921)	104,572
Income tax expense (benefit)	9,758	1,098	(1,340)	9,516
Net income (loss) available to common shareholders	$93,507	$4,130	$(2,581)	$95,056
Revenues from (expenses to) external customers	$293,855	$35,282	$(2,113)	$327,024
Nine months ended:
September 30, 2021
Net interest income (expense)	$748,036	$1,530	$(5,407)	$744,159
Credit loss expense	57	6	—	63
Non-interest income	154,003	124,512	(843)	277,672
Non-interest expense	548,151	91,037	4,211	643,399
Income (loss) before income taxes	353,831	34,999	(10,461)	378,369
Income tax expense (benefit)	32,811	7,350	(3,850)	36,311
Net income (loss)	321,020	27,649	(6,611)	342,058
Preferred stock dividends	—	—	5,488	5,488
Net income (loss) available to common shareholders	$321,020	$27,649	$(12,099)	$336,570
Revenues from (expenses to) external customers	$902,039	$126,042	$(6,250)	$1,021,831
September 30, 2020
Net interest income (expense)	$737,977	$2,163	$(6,385)	$733,755
Credit loss expense	227,474	—	—	227,474
Non-interest income	265,492	109,330	(705)	374,117
Non-interest expense	525,882	94,225	5,885	625,992
Income (loss) before income taxes	250,113	17,268	(12,975)	254,406
Income tax expense (benefit)	12,090	3,626	(4,191)	11,525
Net income (loss)	238,023	13,642	(8,784)	242,881
Preferred stock dividends	—	—	2,016	2,016
Redemption of preferred stock	—	—	5,514	5,514
Net income (loss) available to common shareholders	$238,023	$13,642	$(16,314)	$235,351
Revenues from (expenses to) external customers	$1,003,469	$111,493	$(7,090)	$1,107,872

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
Financial Assets and Financial Liabilities. The tables below summarize financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, segregated by the level of the valuation inputs within the fair value hierarchy of ASC Topic 820 utilized to measure fair value.

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
September 30, 2021
Securities available for sale:
U.S. Treasury	$1,685,221	$—	$—	$1,685,221
Residential mortgage-backed securities	—	2,491,154	—	2,491,154
States and political subdivisions	—	7,512,489	—	7,512,489
Other	—	42,358	—	42,358
Trading account securities:
U.S. Treasury	24,087	—	—	24,087
States and political subdivisions	—	1,205	—	1,205
Derivative assets:
Interest rate swaps, caps and floors	—	53,186	—	53,186
Commodity swaps and options	—	227,527	—	227,527
Foreign currency forward contracts	4	—	—	4
Derivative liabilities:
Interest rate swaps, caps and floors	—	27,609	—	27,609
Commodity swaps and options	—	226,054	—	226,054

December 31, 2020
Securities available for sale:
U.S. Treasury	$1,119,633	$—	$—	$1,119,633
Residential mortgage-backed securities	—	1,987,679	—	1,987,679
States and political subdivisions	—	7,287,902	—	7,287,902
Other	—	42,351	—	42,351
Trading account securities:
U.S. Treasury	23,996	—	—	23,996
States and political subdivisions	—	460	—	460
Derivative assets:
Interest rate swaps, caps and floors	—	85,665	—	85,665
Commodity swaps and options	—	45,535	456	45,991
Derivative liabilities:
Interest rate swaps, caps and floors	—	35,187	—	35,187
Commodity swaps and options	—	45,099	—	45,099
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

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Level 2	Level 3	Level 2	Level 3
Carrying value before allocations	$3,329	$15,274	$6,388	$8,660
Specific (allocations) reversals of prior allocations	(336)	(4,791)	(930)	14,928
Fair value	$2,993	$10,483	$5,458	$23,588
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
Financial Instruments Reported at Amortized Cost. The estimated fair values of financial instruments that are reported at amortized cost in our consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	September 30, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$16,253,971	$16,253,971	$10,288,853	$10,288,853
Securities held to maturity	1,759,270	1,825,568	1,945,673	2,052,896
Cash surrender value of life insurance policies	189,941	189,941	189,984	189,984
Accrued interest receivable	119,232	119,232	181,432	181,432
Level 3 inputs:
Loans, net	15,582,520	15,656,269	17,218,132	17,390,683
Financial liabilities:
Level 2 inputs:
Deposits	39,612,767	39,613,343	35,015,761	35,018,185
Federal funds purchased	27,200	27,200	48,850	48,850
Repurchase agreements	2,200,029	2,200,029	2,068,147	2,068,147
Junior subordinated deferrable interest debentures	136,400	137,115	136,357	137,115
Subordinated notes	99,139	113,223	99,021	115,717
Accrued interest payable	2,126	2,126	8,127	8,127
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
Cullen/Frost Bankers, Inc.
The following discussion should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2020, and the other information included in the 2020 Form 10-K. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results for the year ending December 31, 2021 or any future period.
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
Results of Operations
Net income available to common shareholders totaled $106.3 million, or $1.65 per diluted common share, and $336.6 million, or $5.22 per diluted common share, for the three and nine months ended September 30, 2021 compared to $95.1 million, or $1.50 per diluted common share, and $235.4 million, or $3.71 per diluted common share, for the three and nine months ended September 30, 2020.
Selected data for the comparable periods was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Taxable-equivalent net interest income	$269,321	$267,041	$813,266	$805,216
Taxable-equivalent adjustment	23,199	23,618	69,107	71,461
Net interest income	246,122	243,423	744,159	733,755
Credit loss expense	—	20,302	63	227,474
Net interest income after credit loss expense	246,122	223,121	744,096	506,281
Non-interest income	93,189	83,601	277,672	374,117
Non-interest expense	218,003	202,150	643,399	625,992
Income before income taxes	121,308	104,572	378,369	254,406
Income tax expense\(benefit)	13,333	9,516	36,311	11,525
Net income	107,975	95,056	342,058	242,881
Preferred stock dividends	1,668	—	5,488	2,016
Redemption of preferred stock	—	—	—	5,514
Net income available to common shareholders	$106,307	$95,056	$336,570	$235,351
Earnings per common share – basic	$1.66	$1.50	$5.25	$3.72
Earnings per common share – diluted	1.65	1.50	5.22	3.71
Dividends per common share	0.75	0.71	2.19	2.13
Return on average assets	0.90%	0.96%	1.00%	0.85%
Return on average common equity	9.87	9.30	10.72	7.95
Average shareholders’ equity to average assets	9.44	10.31	9.65	10.80
Net income available to common shareholders increased $11.3 million, or 11.8%, for the three months ended September 30, 2021 and increased $101.2 million, or 43.0%, for the nine months ended September 30, 2021 compared to the same periods in 2020. The increase during the three months ended September 30, 2021 was primarily the result of a $20.3 million decrease in credit loss expense, a $9.6 million increase in non-interest income and a $2.7 million increase in net interest income partly offset by a $15.9 million increase in non-interest expense and a $3.8 million increase in income tax expense. The increase during the nine months ended September 30, 2021 was primarily the result of a $227.4 million decrease in credit loss expense and a $10.4 million increase in net interest income partly offset by a $96.4 million decrease in non-interest income, a $24.8 million increase in income tax expense and a $17.4 million increase in non-interest expense. Credit loss expense during 2020 was impacted by both our adoption of a new credit loss accounting standard and the adverse events impacting our loan portfolio, including those arising from the COVID-19 pandemic and the significant volatility in oil prices. Non-interest income during 2020 was impacted by a $109.0 million net gain on securities transactions during the first quarter. Net income available to common shareholders during 2020 was also impacted by the reclassification of $5.5 million of issuance costs associated with our preferred stock to retained earnings upon redemption of the preferred stock.
Details of the changes in the various components of net income are further discussed below.

Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 72.8% of total revenue during the first nine months of 2021. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.
The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate. The prime rate began 2020 at 4.75% and decreased 150 basis points in March 2020 to 3.25% where it remained through September 30, 2021. Our loan portfolio is also impacted by changes in the London Interbank Offered Rate (LIBOR). At September 30, 2021, the one-month and three-month U.S. dollar LIBOR interest rates were 0.08% and 0.13%, respectively, while at September 30, 2020, the one-month and three-month U.S. dollar LIBOR interest rates were 0.15% and 0.23%, respectively. The target range for the federal funds rate, which is the cost of immediately available overnight funds, began 2020 at 1.50% to 1.75% and decreased 150 basis points in March 2020 to zero to 0.25% where it remained through September 30, 2021. As noted in our 2020 Form 10-K, the decrease in the target range for the federal funds rate in March 2020 was largely an emergency measure by the Federal Reserve aimed at blunting the economic impact of COVID-19.
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

	Three Months Ended
	September 30, 2021 vs. September 30, 2020
	Increase (Decrease) Due to Change in
	Rate	Volume	Number of days	Total
Interest-bearing deposits	$1,030	$3,288	$—	$4,318
Federal funds sold	3	(6)	—	(3)
Resell agreements	1	(9)	—	(8)
Securities:
Taxable	(1,857)	33	—	(1,824)
Tax-exempt	(802)	(796)	—	(1,598)
Loans, net of unearned discounts	18,752	(18,987)	—	(235)
Total earning assets	17,127	(16,477)	—	650
Savings and interest checking	(147)	142	—	(5)
Money market deposit accounts	404	311	—	715
Time accounts	(2,382)	(50)	—	(2,432)
Public funds	—	2	—	2
Federal funds purchased	3	(1)	—	2
Repurchase agreements	(38)	195	—	157
Junior subordinated deferrable interest debentures	(69)	—	—	(69)
Subordinated notes	—	—	—	—
Total interest-bearing liabilities	(2,229)	599	—	(1,630)
Net change	$19,356	$(17,076)	$—	$2,280

	Nine Months Ended
	September 30, 2021 vs. September 30, 2020
	Increase (Decrease) Due to Change in
	Rate	Volume	Number of days	Total
Interest-bearing deposits	$(9,821)	$10,844	$(40)	$983
Federal funds sold	(331)	(375)	(2)	(708)
Resell agreements	(76)	(75)	(1)	(152)
Securities:
Taxable	(8,901)	(1,683)	—	(10,584)
Tax-exempt	—	(8,617)	—	(8,617)
Loans, net of unearned discounts	3,221	5,126	(1,883)	6,464
Total earning assets	(15,908)	5,220	(1,926)	(12,614)
Savings and interest checking	(428)	435	(4)	3
Money market deposit accounts	(9,025)	2,061	(49)	(7,013)
Time accounts	(8,576)	67	(42)	(8,551)
Public funds	(1,627)	209	(5)	(1,423)
Federal funds purchased	(73)	6	(1)	(68)
Repurchase agreements	(3,668)	1,366	(14)	(2,316)
Junior subordinated deferrable interest debentures	(979)	1	—	(978)
Subordinated notes	(6)	6	—	—
Federal home loan bank advances	—	(318)	—	(318)
Total interest-bearing liabilities	(24,382)	3,833	(115)	(20,664)
Net change	$8,474	$1,387	$(1,811)	$8,050
Taxable-equivalent net interest income for the three months ended September 30, 2021 increased $2.3 million, or 0.9%, while taxable-equivalent net interest income for the nine months ended September 30, 2021 increased $8.1 million, or 1.0%, compared to the same periods in 2020. Taxable-equivalent net interest income for the nine months ended September 30, 2021 included 273 days compared to 274 days for the same period in 2020 as a result of the leap year. The additional day added approximately $1.8 million to taxable-equivalent net interest income during the nine months ended September 30, 2020. Excluding the impact of the additional day results in an effective increase in taxable-equivalent net interest income of approximately $9.9 million during the nine months ended September 30, 2021. The taxable-equivalent net interest margin decreased 48 basis points from 2.95% during the three months ended September 30, 2020 to 2.47% during the three months ended September 30, 2021 while the taxable-equivalent net interest margin decreased 59 basis points from 3.20% during the nine months ended September 30, 2020 to 2.61% during the nine months ended September 30, 2021.
The increase in taxable-equivalent net interest income during the three months ended September 30, 2021 was primarily related to an increase in the average taxable-equivalent yield on loans and interest bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) and decreases in the average costs of interest-bearing deposit liabilities and other borrowed funds combined with increases in the average volumes of interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve). The impact of these items was partly offset by decreases in the average volume of loans and tax-exempt securities combined with a decrease in the average yield on taxable and tax-exempt securities. The increase in taxable-equivalent net interest income during the nine months ended September 30, 2021 was primarily related to decreases in the average costs of interest-bearing deposit liabilities and other borrowed funds combined with increases in the average volumes of interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) and loans and an increase in the average taxable-equivalent yield on loans. The positive impact of these items was partly offset by decreases in the average yields on interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) and taxable securities combined with decreases in the average volumes of tax-exempt and taxable securities and increases in the average volumes of interest-bearing deposit liabilities and repurchase agreements. The decreases in taxable-equivalent net interest margin during the three and nine months ended September 30, 2021 were primarily related to increases in the relative proportion of average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) to average total interest-earning assets combined with the aforementioned decreases in market interest rates. Interest-bearing deposits made up approximately 34.7% of average interest-earning assets during the three months ended September 30, 2021 compared to 16.0% during the same period in 2020 while interest-bearing deposits made up approximately 30.4% of average interest-earning assets during the nine months ended September 30, 2021 compared to 13.1% during the same period in 2020.

The average volume of interest-earning assets for the three months ended September 30, 2021 increased $7.2 billion while the average volume of interest-earning assets for the nine months ended September 30, 2021 increased $8.0 billion compared to the same periods in 2020. The increase in the average volume of interest-earning assets during the three months ended September 30, 2021 included a $9.4 billion increase in average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) partly offset by a $2.0 billion decrease in average loans (of which approximately $1.8 billion related to PPP loans, as further discussed below), a $123.4 million decrease in average tax-exempt securities, a $54.0 million decrease in average taxable securities, a $12.1 million decrease in average resell agreements and a $9.5 million decrease in average federal funds sold. The increase in the average volume of interest-earning assets during the nine months ended September 30, 2021 included an $8.4 billion increase in average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve), a $131.9 million increase in average loans (of which approximately $369.2 million related to PPP loans, as further discussed below) partly offset by a $231.0 million decrease in average tax-exempt securities, a $134.7 million decrease in average taxable securities, a $95.1 million decrease in average federal funds sold and a $16.8 million decrease in average resell agreements.
The average taxable-equivalent yield on interest-earning assets decreased 51 basis points from 3.04% during the three months ended September 30, 2020 to 2.53% during the three months ended September 30, 2021 while the average taxable-equivalent yield on interest-earning assets decreased 68 basis points from 3.35% during the nine months ended September 30, 2020 to 2.67% during the nine months ended September 30, 2021. The average taxable-equivalent yield on interest-earning assets during 2021 was impacted by the aforementioned changes in market interest rates and changes in the volume and relative mix of interest-earning assets.
The average taxable-equivalent yield on loans increased 43 basis points from 3.73% during the three months ended September 30, 2020 to 4.16% during the three months ended September 30, 2021 while the average taxable-equivalent yield on loans increased 2 basis points from 4.08% during the nine months ended September 30, 2020 to 4.10% during the nine months ended September 30, 2021. The average taxable-equivalent yields on loans during the three and nine months ended September 30, 2021 were positively impacted by higher average yields on PPP loans but negatively impacted by lower average market interest rates compared to the same periods in 2020. The average volume of loans for the three and nine months ended September 30, 2021 decreased $2.0 billion, or 10.8%, and increased $131.9 million, or 0.8%, respectively, compared to the same periods in 2020. The decrease in average loans during the three months ended September 30, 2021 compared to the same period in 2020 was primarily due to an increase in the average volume of PPP loans forgiven by the SBA during the three months ended September 30, 2021 compared to the same period in 2020. Loans made up approximately 36.8% and 40.3% of average interest-earning assets during the three and nine months ended September 30, 2021, respectively, compared to 49.4% during each of the same respective periods in 2020.
In April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. In 2020, we funded $3.3 billion of PPP loans of which approximately $3.2 billion were funded during the second quarter of 2020. As of September 30, 2021, approximately $3.1 billion of these 2020 originated PPP loans have been forgiven by the SBA or repaid by the customer. During the first nine months of 2021, we funded an additional $1.4 billion of PPP loans, most of which was during the first quarter. As of September 30, 2021, approximately $703.9 million of these 2021 originated PPP loans have been forgiven by the SBA or repaid by the customer. During the three and nine months ended September 30, 2021, we recognized $26.5 million and $88.9 million, respectively, in PPP loan related deferred processing fees (net of amortization of related deferred origination costs) as a yield adjustment and this amount is included in interest income on loans. During the three and nine months ended September 30, 2020, we recognized approximately $21.1 million and $40.4 million, respectively, in PPP loan related deferred processing fees (net of amortization of related deferred origination costs). As a result of the inclusion of these net fees in interest income, the average yields on PPP loans were 8.72% and 6.23% during the three and nine months ended September 30, 2021, respectively, and 3.65% and 3.86% during the three and nine months ended September 30, 2020, respectively, compared to the stated interest rate of 1.0% on these loans.
The increase in the average yield on PPP Loans during the three and nine months ended September 30, 2021 compared to the same periods in 2020 was primarily due to a decrease in the average expected lives of the PPP loans funded in 2021 compared to 2020. Furthermore, the average fee percentage for 2021 originations was higher due to a smaller average loan size relative to 2020. In return for processing and booking a PPP loan, the SBA paid lenders a processing fee tiered by the size of the loan (5% for loans of not more than $350 thousand; 3% for loans of more than $350 thousand and less than $2 million; and 1% for loans of at least $2 million). For PPP loans funded through September 30, 2021, we expect to recognize additional PPP loan related deferred processing fees (net of deferred origination costs) totaling approximately $11.5 million as a yield adjustment over the remaining expected lives of these loans. Of this amount, we expect to recognize approximately 75% in 2021 and the remainder in 2022.
The average taxable-equivalent yield on securities was 3.35% during the three months ended September 30, 2021, decreasing 9 basis points from 3.44% during the same period in 2020 while the average taxable-equivalent yield on securities was 3.37% during the nine months ended September 30, 2021, decreasing 11 basis points from 3.48% during the same period in 2020. The average yield on taxable securities decreased 18 basis points from 2.21% during the three months ended September 30, 2020 to 2.03% during the three months ended September 30, 2021 while the average yield on taxable securities decreased 29 basis points from 2.32% during the nine months ended September 30, 2020 to 2.03% during the nine months ended September 30, 2021.
The average taxable-equivalent yield on tax-exempt securities decreased 4 basis points from 4.08% during the three months ended September 30, 2020 to 4.04% during the three months ended September 30, 2021 while the average taxable-equivalent yield on tax-exempt securities remained flat at 4.07% during both the nine months ended September 30, 2021 and 2020. Tax exempt securities made up approximately 66.8% and 66.7% of total average securities during the three and nine months ended September 30, 2021, respectively, compared to 66.9% and 66.6% during the same respective periods in 2020. The average volume of total securities during the three months ended September 30, 2021 decreased $177.4 million, or 1.4%, compared to the same period in 2020 while the average volume of total securities during the nine months ended September 30, 2021 decreased $365.7 million, or 2.9%, compared to the same period in 2020. Securities made up approximately 28.4% of average interest-earning assets during the three months ended September 30, 2021 compared to 34.5% during the same period in 2020 while securities made up approximately 29.2% of average interest-earning assets during the nine months ended September 30, 2021 compared to 37.1% during the same period in 2020. The decreases during the three and nine months ended September 30, 2021 were primarily related to an increase in the relative proportion of interest-earning assets invested in interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve).
Average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) for the three months ended September 30, 2021 increased $9.4 billion, or 159.5%, compared to the same period in 2020 while average interest-bearing deposits for the nine months ended September 30, 2021 increased $8.4 billion, or 186.1%, compared to the same period in 2020. Interest-bearing deposits made up approximately 34.7% of average interest-earning assets during the three months ended September 30, 2021 compared to 16.0% during the same period in 2020 while interest-bearing deposits made up approximately 30.4% of average interest-earning assets during the nine months ended September 30, 2021 compared to 13.1% during the same period in 2020. The increases in the average volume of interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) during the three and nine months ended September 30, 2021 compared to the same periods in 2020 were primarily due to increases in the average volume of customer deposits and, to a lesser extent, repurchase agreements. The average yield on interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) was 0.15% and 0.12% during the three and nine months ended September 30, 2021, respectively, compared to 0.10% and 0.32 % during the same periods in 2020. The average yields on interest-bearing deposits during 2021 and during the second and third quarters of 2020 were negatively impacted by a decrease in the interest rate paid on excess reserves held at the Federal Reserve to 0.10% during March 2020, although this rate ultimately increased 5 basis points to 0.15% in June 2021.
Average federal funds sold and average resell agreements for the three months ended September 30, 2021 decreased $9.5 million, or 85.0%, and $12.1 million, or 60.5%, respectively, compared to the same period in 2020 while average federal funds sold and average resell agreements for the nine months ended September 30, 2021 decreased $95.1 million, or 91.1%, and $16.8 million, or 73.2%, respectively, compared to the same period in 2020. Federal funds sold and resell agreements were not a significant component of interest-earning assets during the comparable periods. The average yields on federal funds sold and resell agreements were 0.48% and 0.29%, respectively, during the three months ended September 30, 2021, compared to 0.18% and 0.27%, respectively, during the same period in 2020 while the average yields on federal funds sold and resell agreements were 0.18% and 0.24%, respectively, during the nine months ended September 30, 2021, compared to 0.91% and 0.93%, respectively, during the same period in 2020. The average yields on federal funds sold and resell agreements during 2021 were negatively impacted by lower average market interest rates.
The average rate paid on interest-bearing liabilities was 0.10% during the three months ended September 30, 2021, decreasing 5 basis points from 0.15% during the same period in 2020 while the average rate paid on interest-bearing liabilities was 0.10% during the nine months ended September 30, 2021, decreasing 17 basis points from 0.27% during the same period in 2020. Average deposits increased $6.2 billion, or 19.0%, during the three months ended September 30, 2021 compared to the same period in 2020 and included a $3.8 billion increase in average interest-bearing deposits and a $2.4 billion increase in average non-interest bearing deposits. Average deposits increased $7.1 billion, or 23.2%, during the nine months ended September 30, 2021 compared to the same period in 2020 and included a $3.9 billion increase in average interest-bearing deposits and a $3.2 billion increase in average non-interest bearing deposits. The ratio of average interest-bearing deposits to total average deposits was 56.5% and 56.8% during the three and nine months ended September 30, 2021, respectively, compared to 55.6% and 57.3% during the same respective periods in 2020. The average cost of deposits is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-bearing deposits. The average cost of interest-bearing deposits and total deposits was 0.07% and 0.04%, respectively, during the three months ended September 30, 2021 compared to 0.12% and 0.07%, respectively, during the same period in 2020. The average cost of interest-

bearing deposits and total deposits was 0.07% and 0.04%, respectively, during the nine months ended September 30, 2021 compared to 0.21% and 0.12%, respectively, during the same period in 2020. The average cost of deposits during 2020 and 2021 were impacted by decreases in the interest rates we pay on most of our interest-bearing deposit products as a result of the aforementioned decreases in market interest rates.
In April 2020, we borrowed an aggregate $1.3 billion from the Federal Home Loan Bank (“FHLB”) to provide additional liquidity in light of our significant PPP lending volume. These advances were subsequently paid-off in May 2020 as we determined additional liquidity resources were not necessary. Average FHLB advances totaled $146.0 million during the nine months ended September 30, 2020 while the average cost of these advances was 0.29%. The cost of the advances was partly offset by dividends received on the FHLB stock we were required to purchase in connection with the advances. The FHLB stock was redeemed in connection with the repayment of the advances.
Our net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 2.43% and 2.57% during the three and nine months ended September 30, 2021, respectively, compared to 2.89% and 3.08% during the same periods in 2020. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.
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
Our net interest income and net interest margin have been, and we currently expect them to continue to be, impacted by the aforementioned decreases in market interest rates and the expectation that interest rates will remain at these low levels for some period of time in light of the on-going economic disruption arising from the COVID-19 pandemic. Notwithstanding the foregoing, our participation in the PPP is expected to continue to positively impact net interest income and net interest margin in the near term, as discussed above.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Credit loss expense (benefit) related to:
Loans	$(3,023)	$23,590	$(7,402)	$223,743
Off-balance-sheet credit exposures	3,023	(3,276)	7,467	3,786
Securities held to maturity	—	(12)	(2)	(55)
Total	$—	$20,302	$63	$227,474
See the section captioned “Allowance for Credit Losses” elsewhere in this discussion for further analysis of credit loss expense related to loans and off-balance-sheet credit exposures.
Non-Interest Income
Total non-interest income for the three and nine months ended September 30, 2021 increased $9.6 million, or 11.5%, and decreased $96.4 million, or 25.8%, respectively, compared to the same periods in 2020. Excluding the $109.0 million in net gains on securities transactions during the nine months ended September 30, 2020, total non-interest income increased $12.5 million, or 4.7%, during the nine months ended September 30, 2021. Changes in the various components of non-interest income are discussed in more detail below.
Trust and Investment Management Fees. Trust and investment management fees for the three and nine months ended September 30, 2021 increased $5.9 million, or 18.8%, and increased $13.6 million, or 14.0%, respectively, compared to the same periods in 2020. Investment management fees are the most significant component of trust and investment management fees, making up approximately 82.4% and 82.7% of total trust and investment management fees for the first nine months of

2021 and 2020, respectively. The increase in trust and investment management fees during the three months ended September 30, 2021 was primarily due to increases in investment management fees (up $3.6 million, or 13.1%), oil and gas fees (up $1.6 million) and custody fees (up $519 thousand). The increase in trust and investment management fees during the nine months ended September 30, 2021 was primarily due to increases in investment management fees (up $10.9 million, or 13.7%), oil and gas fees (up $1.4 million) and custody fees (up $1.0 million). Investment management fees and other custodial account fees are generally based on the market value of assets within an account and are thus impacted by volatility in the equity and bond markets. The increases in investment management fees and custody fees during the three and nine months ended September 30, 2021 were primarily related to higher average equity valuations as well as increases in the number of accounts. Oil and gas fees during the three and nine months ended September 30, 2021 were impacted by an increases in oil and gas prices.
At September 30, 2021, trust assets, including both managed assets and custody assets, were primarily composed of equity securities (47.1% of assets), fixed income securities (32.2% of assets), alternative investments (6.8% of assets) and cash equivalents (8.5% of assets). The estimated fair value of these assets was $41.2 billion (including managed assets of $18.2 billion and custody assets of $22.9 billion) at September 30, 2021, compared to $38.6 billion (including managed assets of $16.9 billion and custody assets of $21.7 billion) at December 31, 2020 and $36.6 billion (including managed assets of $16.2 billion and custody assets of $20.4 billion) at September 30, 2020.
Service Charges on Deposit Accounts. Service charges on deposit accounts for the three months ended September 30, 2021 increased $1.4 million, or 7.1%, while service charges on deposit accounts for the nine months ended September 30, 2021 increased $1.0 million, or 1.7%, compared to the same periods in 2020. The increase during the three months ended September 30, 2021 was primarily related to increases in commercial service charges (up $1.1 million) and overdraft charges on commercial accounts (up $517 thousand) partly offset by a decrease in overdraft charges on consumer accounts (down $332 thousand). The increase during the nine months ended September 30, 2021 was primarily related to an increase in commercial service charges (up $2.4 million) partly offset by a decrease in overdraft charges on consumer accounts (down $1.5 million).
Commercial service charges increased $1.1 million and $2.4 million during the three and nine months ended September 30, 2021 compared to the same periods in 2020. Commercial service charges during the three and nine months ended September 30, 2021 were impacted by an increase in the volume of billable services relative to the same periods in 2020.
Overdraft charges totaled $7.8 million ($5.9 million consumer and $1.9 million commercial) during the three months ended September 30, 2021 compared to $7.6 million ($6.2 million consumer and $1.3 million commercial) during the same period in 2020. Overdraft charges totaled $22.2 million ($17.3 million consumer and $4.9 million commercial) during the nine months ended September 30, 2021 compared to $23.7 million ($18.8 million consumer and $4.9 million commercial) during the same period in 2020. The fluctuations in overdraft charges during the three and nine months ended September 30, 2021 were impacted by fluctuations in the volumes of fee assessed overdrafts relative to the same periods in 2020. Furthermore, in April 2021, we implemented a new overdraft grace feature for certain consumer demand deposit accounts whereby no fees will be assessed on overdrafts of $100 or less, subject to certain qualifying conditions such as a minimum direct deposit. This new feature reduced overdraft charges on consumer accounts by approximately $1.0 million and $1.1 million during the second and third quarters of 2021, respectively. The impact on future quarters will depend on future overdraft volumes.
Insurance Commissions and Fees. Insurance commissions and fees for the three and nine months ended September 30, 2021 increased $292 thousand, or 2.5%, and $1.2 million, or 3.2%, respectively, compared to the same periods in 2020. The increase during the three months ended September 30, 2021 was the result of increases in commission income (up $168 thousand) and contingent income (up $124 thousand). The increase during the nine months ended September 30, 2021 was the result of increases in contingent income (up $1.1 million) and commission income (up $123 thousand).
The increase in commission income during the three months ended September 30, 2021 was primarily related to an increase in commercial lines property and casualty commissions partly offset by a decrease in benefit plan commissions. The increase in commission income during the nine months ended September 30, 2021 was primarily related to increases in life insurance commissions and commercial lines property and casualty commissions mostly offset by a decrease in benefit plan commissions. The increases in commercial lines property and casualty commissions were related to increased market rates while the increase in life insurance commissions during the nine months ended September 30, 2021 and decreases in benefit plan commissions during the three and nine months ended September 30, 2021 were related to fluctuations in business volumes.
Contingent income totaled $241 thousand and $4.3 million during the three and nine months ended September 30, 2021, respectively, compared to $117 thousand and $3.2 million during the same periods in 2020. Contingent income primarily consists of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. These performance related contingent payments are seasonal in nature and are mostly received during the first quarter of each year. This performance related contingent income totaled $3.2 million and $2.1 million during the nine months ended September 30, 2021 and 2020, respectively. The increase in performance related contingent income during 2021 was related to growth within the portfolio combined with improvement in the loss performance of insurance policies previously placed. During the first quarter of 2021, a severe weather event in Texas resulted in a significant increase in property and casualty claims and losses. This deterioration in loss performance is expected to impact the determination of performance related contingent payments we receive in 2022; however, such impact is not determinable at this time. Contingent income also includes amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. This benefit plan related contingent income totaled $201 thousand and $1.1 million during the three and nine months ended September 30, 2021, respectively, compared to $77 thousand and $1.1 million during the same periods in 2020, respectively.
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
Net interchange and card transaction fees for the three and nine months ended September 30, 2021 increased $1.0 million, or 28.2%, and increased $3.5 million, or 36.0%, respectively, compared to the same periods in 2020 primarily due to increased transaction volumes as well the impact of new card products partly offset by increases in network costs. Transaction volumes during second and third quarters of 2020 were more impacted by the onset of the COVID-19 pandemic. A comparison of gross and net interchange and card transaction fees for the reported periods is presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income from card transactions	$7,721	$6,097	$21,666	$17,429
ATM service fees	841	842	2,492	2,522
Gross interchange and card transaction fees	8,562	6,939	24,158	19,951
Network costs	4,072	3,436	10,934	10,227
Net interchange and card transaction fees	$4,490	$3,503	$13,224	$9,724
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
Other Charges, Commissions and Fees. Other charges, commissions and fees for the three months ended September 30, 2021 increased $1.4 million, or 16.9%, compared to the same period in 2020. The increase was primarily related to an increase in income from the sale of mutual funds (up $1.3 million) and, to a lesser extent, increases in income from the sale of annuities (up $246 thousand), merchant services rebates (up $174 thousand) and funds transfer service charges (up $167 thousand) partly offset by decreases in capital markets advisory fees (down $321 thousand), fees on unused commitments (down $300 thousand) and letter of credit fees (down $236 thousand). Other charges, commissions and fees for the nine months ended September 30, 2021 increased $1.3 million, or 5.2%, compared to the same period in 2020. The increase was primarily related to increases in income from the sale of mutual funds (up $2.6 million), funds transfer service charges (up $474 thousand), merchant services rebates (up $402 thousand) and income from the sale of annuities (up $359 thousand). These items were partly offset by decreases in income from the placement of money market accounts (down $1.7 million), which was impacted by lower average market rates, and a decrease in fees on unused commitments (down $1.3 million), among other things.
Net Gain/Loss on Securities Transactions. No securities were sold during the first nine months of 2021. During the first quarter of 2020, we sold $483.1 million of residential mortgage-backed securities and realized a net gain of $1.9 million on those sales. The proceeds from these sales were reinvested into other residential mortgage-backed securities that had lower pre-payment rates. We also sold $519.1 million of 30-year U.S Treasury securities during the first quarter of 2020 and realized a net gain of $107.1 million on those sales. These U.S. Treasury securities were purchased during the fourth quarter of 2019 to hedge, in effect, against falling interest rates. Prior to their sale, these securities had significant unrealized holding gains as a result of decreases in market interest rates during the first quarter of 2020. We elected to sell these securities to provide liquidity and realize the gains.
Other Non-Interest Income. Other non-interest income for the three months ended September 30, 2021 decreased $422 thousand, or 4.7%, compared to the same period in 2020. The decrease was primarily related to decreases in sundry and other miscellaneous income (down $1.3 million), public finance underwriting fees (down $815 thousand) and earnings on the cash surrender value of life insurance (down $402 thousand) partly offset by increases in income from customer foreign exchange and derivative transactions (up $1.6 million and $407 thousand, respectively). Other non-interest income for the nine months ended September 30, 2021 decreased $8.1 million, or 23.6%, compared to the same period in 2020. Other non-interest income during the nine months ended September 30, 2020 included approximately $6.0 million in gains realized on the sale of certain non-hedge related, short-term put options on U.S. Treasury securities with an aggregate notional amount of $500 million. The put options were not exercised and expired in March 2020. The decrease in other non-interest income during the nine months ended September 30, 2021 was also partly related to decreases in sundry and other miscellaneous income (down $3.6 million), public finance underwriting fees (down $1.9 million) and earnings on the cash surrender value of life insurance (down $994 thousand). The decrease from these items was partly offset by an increase in gains on the sales of assets (up $1.2 million) and increases in income from customer derivative and foreign exchange transactions (up $1.9 million and $593 thousand, respectively). Sundry income during the first nine months of 2020 included $2.8 million related to the recovery of prior write-offs, $1.0 million related to a Visa volume-related bonus and $512 thousand related to settlements. The decreases in public finance underwriting fees was primarily due to a decrease in business volume. The decreases in earnings on the cash surrender value of life insurance were due to lower yields on the investments within the bank-owned life insurance portfolio. Gains on the sale of assets include $1.8 million related to the sale of certain parking lots in downtown San Antonio in 2021 and $758 thousand related to the sale of a branch facility in 2020.
Non-Interest Expense
Total non-interest expense for the three and nine months ended September 30, 2021 increased $15.9 million, or 7.8%, and increased $17.4 million, or 2.8%, respectively, compared to the same periods in 2020. Changes in the various components of non-interest expense are discussed below.
Salaries and Wages. Salaries and wages for the three and nine months ended September 30, 2021 increased $6.1 million, or 6.6%, and $7.5 million, or 2.6%, respectively, compared to the same periods in 2020. The increases in salaries and wages during the comparable periods were primarily related to increases in incentive compensation and, to a lesser extent, decreases in salary costs deferred in connection with loan originations and increases in commissions. The impacts of these items were partly offset by decreases in salaries, due to a decrease in the number of employees, and decreases in stock-based compensation.
Employee Benefits. Employee benefits expense for the three and nine months ended September 30, 2021 increased $5.5 million, or 34.2%, and $3.0 million, or 5.0%, respectively, compared to the same periods in 2020. The increases were primarily related to increases in certain discretionary benefit plan expenses and, to a lesser extent, increases in medical benefits expense and payroll taxes partly offset by decreases in expenses related to our defined benefit retirement and restoration plans, among other things.
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
Net Occupancy. Net occupancy expense for the three and nine months ended September 30, 2021 increased $1.7 million, or 6.8%, and $3.8 million, or 5.0%, respectively, compared to the same periods in 2020. The increase during the three months ended September 30, 2021 was primarily related to increases in repairs and maintenance/service contracts expense (up $920 thousand) and depreciation on leasehold improvements (up $420 thousand), among other things. The increase during the nine months ended September 30, 2021 was primarily related to increases in repairs and maintenance/service contracts expense (up $1.9 million) and depreciation on leasehold improvements (up $1.6 million), among other things, partly offset by a decrease in lease expense (down $467 thousand), among other things. The increases in the aforementioned components of net occupancy expense during the comparable periods were impacted, in part, by our expansion within the Houston market area.
Technology, Furniture and Equipment. Technology, furniture and equipment expense for the three and nine months ended September 30, 2021 increased $2.0 million, or 7.6%, and $6.7 million, or 8.7%, respectively, compared to the same periods in 2020. The increase during the three months ended September 30, 2021 was primarily related to increases in cloud services expense (up $1.4 million) and depreciation of furniture and equipment (up $604 thousand) partly offset by a decrease in software maintenance (down $298 thousand). The increase during the nine months ended September 30, 2021 was primarily related to increases in cloud services expense (up $4.6 million) and depreciation of furniture and equipment (up $1.9 million).

Deposit Insurance. Deposit insurance expense totaled $3.1 million and $8.9 million for the three and nine months ended September 30, 2021, respectively, compared to $2.4 million and $7.8 million for the three and nine months ended September 30, 2020. The increases were primarily related to increases in total assets partly offset by a decrease in the assessment rate.
Other Non-Interest Expense. Other non-interest expense for the three and nine months ended September 30, 2021 decreased $204 thousand, or 0.5%, and $4.5 million, or 3.7%, respectively, compared to the same periods in 2020. The decrease during the three months ended September 30, 2021 included decreases in outside computer service expense (down $1.6 million), amortization of deferred costs associated with loan commitments (down $868 thousand) and professional services expense (down $742 thousand), among other things. The impact of the aforementioned items was partly offset by increases in sundry and other miscellaneous expenses (up $924 thousand); fraud losses (up $555 thousand); travel, meals and entertainment (up $538 thousand); and advertising/promotions expense (up $332 thousand); among other things.
The decrease in other non-interest expense during the nine months ended September 30, 2021 included decreases in outside computer service expense (down $3.8 million); travel, meals and entertainment expense (down $2.9 million); professional services expense (down $2.6 million); advertising/promotions expense (down $898 thousand); amortization of deferred costs associated with loan commitments (down $805 thousand); business development expense (down $799 thousand); and losses on the sale/write-down of foreclosed and other assets (down $627 thousand); among other things. The impact of these items was partly offset by increases in sundry and other miscellaneous expenses (up $3.1 million); donations expense (up $2.6 million); and fraud losses (up $1.9 million), among other things. Donations expense during the first nine months of 2021 was impacted by $3.3 million in contributions to the Frost Charitable Foundation.
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
Banking
Net income for the three and nine months ended September 30, 2021 increased $7.2 million, or 7.7%, and $83.0 million, or 34.9%, respectively, compared to the same periods in 2020. The increase during the three months ended September 30, 2021 was primarily the result of a $20.3 million decrease in credit loss expense, a $2.7 million increase in net interest income and a $2.1 million increase in non-interest income partly offset by a $15.6 million increase in non-interest expense and a $2.3 million increase in income tax expense. The increase during the nine months ended September 30, 2021 was primarily the result of a $227.4 million decrease in credit loss expense and a $10.1 million increase in net interest income partly offset by a $111.5 million decrease in non-interest income, a $22.3 million increase in non-interest expense, and a $20.7 million increase in income tax expense.
Net interest income for the three and nine months ended September 30, 2021 increased $2.7 million, or 1.1%, and $10.1 million, or 1.4%, respectively, compared to the same periods in 2020. The increase during the three months ended September 30, 2021 was primarily related to an increase in the average taxable-equivalent yield on loans and interest bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) and decreases in the average costs of interest-bearing deposit liabilities and other borrowed funds combined with increases in the average volumes of interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve). The impact of these items was partly offset by decreases in the average volume of loans and tax-exempt securities combined with a decrease in the average yield on taxable and tax-exempt securities. The increase in net interest income during the nine months ended September 30, 2021 was primarily related to decreases in the average costs of interest-bearing deposit liabilities and other borrowed funds combined with increases in the average volumes of interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) and loans and an increase in the average taxable-equivalent yield on loans. The positive impact of these items was partly offset by decreases in the average yields on interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) and taxable securities combined with decreases in the average volumes of tax-exempt and taxable securities and increases in the average volumes of interest-bearing deposit liabilities and repurchase agreements. Net interest income for the first nine months of 2020 was also positively impacted by the additional day as a result of leap year. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.

The Banking segment recorded a credit loss benefit totaling $6 thousand for the three months ended September 30, 2021 compared to a credit loss expense totaling $20.3 million for the same period in 2020. Credit loss expense totaled $57 thousand during the nine months ended September 30, 2021 compared to $227.5 million for the same period in 2020. See the sections captioned “Credit Loss Expense” and “Allowance for Credit Losses” elsewhere in this discussion for further analysis of credit loss expense related to loans and off-balance-sheet commitments.
Non-interest income for the three months ended September 30, 2021 increased $2.1 million, or 4.3%, compared to the same period in 2020. The increase was primarily due to increases in service charges on deposit accounts and interchange and debit card transactions fees partly offset by a decrease in other non-interest income. The increase in service charges on deposit accounts was primarily related to increases in commercial service charges and overdraft charges on commercial accounts partly offset by a decrease in overdraft charges on consumer accounts. The increase in interchange and debit card transactions fees was due to increased transaction volumes as well as the impact of new card products partly offset by increases in network costs. The decrease in other non-interest income was primarily related to decreases in sundry and other miscellaneous income, public finance underwriting fees and earnings on the cash surrender value of life insurance partly offset by increases in income from customer foreign exchange and derivative transactions.
Non-interest income for the nine months ended September 30, 2021 decreased $111.5 million, or 42.0%, compared to the same period in 2020. Non-interest income for the nine months ended September 30, 2020 included a $109.0 million net gain on securities transactions recognized during the first quarter of 2020. Excluding the net gain on securities transactions, total non-interest income for the Banking segment decreased $2.5 million, or 1.6%, during the first nine months of 2021 compared to the same period in 2020. This decrease was primarily due to a decrease in other non-interest income partly offset by increases in interchange and card transaction fees, insurance commissions and fees and in service charges on deposit accounts. Other non-interest income during the nine months ended September 30, 2020 included approximately $6.0 million in gains realized on the sale of certain non-hedge related, short-term put options on U.S. Treasury securities with an aggregate notional amount of $500 million during the first quarter. The put options were not exercised and expired in March 2020. The decrease in other non-interest income during the nine months ended September 30, 2021 was also partly related to decreases in sundry and other miscellaneous income, public finance underwriting fees and earnings on the cash surrender value of life insurance. The decrease from these items was partly offset by an increase in gains on the sales of assets and increases in income from customer derivative and foreign exchange transactions. The increase in interchange and debit card transactions fees was due to increased transaction volumes as well as the impact of new card products partly offset by increases in network costs. The increase in insurance commissions and fees was the result of an increase in contingent income and, to a lesser extent, commission income, which is further discussed below in relation to Frost Insurance Agency. The increase in service charges on deposit accounts was primarily related to an increase in commercial service charges partly offset by a decrease in overdraft charges on consumer accounts. See the analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense increased $15.6 million, or 9.2%, for three months ended September 30, 2021 and $22.3 million, or 4.2%, for the nine months ended September 30, 2021, compared to the same periods in 2020. The increase during the three months ended September 30, 2021 was primarily due to increases in employee benefit expense; salaries and wages; net occupancy expense; and technology, furniture and equipment expense. The increase during the nine months ended September 30, 2021 was primarily due to increases in salaries and wages; technology, furniture and equipment expense; employee benefit expense; and net occupancy expense. The increases in employee benefits expense during the three and nine months ended September 30, 2021 were primarily related to increases in certain discretionary benefit plan expenses and, to a lesser extent, increases in medical benefits expense and payroll taxes partly offset by decreases in expenses related to our defined benefit retirement and restoration plans, among other things. The increases in salaries and wages during the three and nine months ended September 30, 2021 were primarily related to increases in incentive compensation and, to a lesser extent, decreases in salary costs deferred in connection with loan originations and increases in commissions. The impacts of these items were partly offset by decreases in salaries, due to a decrease in the number of employees, and decreases in stock-based compensation. The increase in net occupancy expense during the three months ended September 30, 2021 was primarily related to increases in repairs and maintenance/service contracts expense and depreciation on leasehold improvements, among other things. The increase in net occupancy expense during the nine months ended September 30, 2021 was primarily related to increases in repairs and maintenance/service contracts expense and depreciation on leasehold improvements, among other things, partly offset by a decrease in lease expense, among other things. The increase in technology, furniture and equipment expense during the three months ended September 30, 2021 was primarily related to increases in cloud services expense and depreciation of furniture and equipment partly offset by a decrease in software maintenance. The increase during the nine months ended September 30, 2021 was primarily related to increases in cloud services expense and depreciation of furniture and equipment. See the analysis of these categories of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $11.7 million and $39.9 million during the three and nine months ended September 30, 2021 compared to $11.5 million and $38.7 million during the three and nine months ended September 30, 2020. The increase in commission income during the three months ended September 30, 2021 was primarily related to an increase in commercial lines property and casualty commissions partly offset by a decrease in benefit plan commissions. The increase in commission income during the nine months ended September 30, 2021 was primarily related to increases in life insurance commissions and commercial lines property and casualty commissions mostly offset by a decrease in benefit plan commissions. The increases in commercial lines property and casualty commissions were related to increased market rates while the increase in life insurance commissions during the nine months ended September 30, 2021 and decreases in benefit plan commissions during the three and nine months ended September 30, 2021 were related to fluctuations in business volumes. See the analysis of insurance commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Frost Wealth Advisors
Net income for the three and nine months ended September 30, 2021 increased $5.2 million, or 126.0%, and $14.0 million, or 102.7%, respectively, compared to the same periods in 2020. The increase during the three months ended September 30, 2021 was primarily the result of a $7.7 million increase in non-interest income partly offset by a $1.4 million increase in income tax expense and a $1.0 million increase in non-interest expense. The increase during the nine months ended September 30, 2021 was primarily the result of a $15.2 million increase in non-interest income and a $3.2 million decrease in non-interest expense partly offset by a $3.7 million increase in income tax expense and a $633 thousand decrease in net interest income.
Net interest income for the three and nine months ended September 30, 2021 decreased $66 thousand, or 11.0%, and $633 thousand, or 29.3%, respectively, compared to the same periods in 2020. These decreases were primarily due to decreases in the average funds transfer prices allocated to the funds provided by Frost Wealth Advisors. The decreases in the average funds transfer price was primarily due to decreases in market interest rates. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.
Non-interest income for the three and nine months ended September 30, 2021 increased $7.7 million, or 22.2%, and $15.2 million, or 13.9%, respectively, compared to the same periods in 2020. The increases were primarily due to increases in trust and investment management fees and, to a lesser extent, increases in other charges, commissions and fees. Trust and investment management fee income is the most significant income component for Frost Wealth Advisors. Investment management fees are the most significant component of trust and investment management fees, making up approximately 82.4% of total trust and investment management fees for the first nine months of 2021. The increases in trust and investment management fees during the comparable periods were primarily due to increases in investment management fees, oil and gas fees and custody fees. The increases in investment management fees and custody fees during the three and nine months ended September 30, 2021 were primarily related to higher average equity valuations as well as increases in the number of accounts. Oil and gas fees during the three and nine months ended September 30, 2021 were impacted by an increases in oil and gas prices. The increases in other charges, commissions and fees during the three and nine months September 30, 2021 were primarily related to increases in income from the sale of mutual funds and income from the sale of annuities. The increase in other charges, commissions and fees during the nine months ended September 30, 2021 was partly offset by a decrease in income from the placement of money market accounts, which was impacted by lower average market rates. See the analysis of trust and investment management fees and other charges, commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for the three months ended September 30, 2021 increased $1.0 million, or 3.4%, compared to the same period in 2020, while non-interest expense for the nine months ended September 30, 2021 decreased $3.2 million, or 3.4%, compared to the same period in 2020. The increase during the three months ended September 30, 2021 was primarily due to increases in technology, furniture and equipment expense and salaries and wages partly offset by a decrease in employee benefits expense. The decrease during the nine months ended September 30, 2021 was primarily due to decreases in other non-interest expense and employee benefit expense partly offset by an increase in technology, furniture and equipment expense.
The increases in technology, furniture and equipment expense during the three and nine months ended September 30, 2021 were primarily related to increases in cloud service expenses partly offset by decreases in service contract expense. The increase in salaries and wages during the three months ended September 30, 2021 was primarily due to an increase in incentive compensation and commissions partly offset by a decrease in salaries due to a decrease in the number of employees. The decreases in employee benefit expense during the three and nine months ended September 30, 2021 were primarily due to decreases in certain discretionary benefit plan expenses, among other things. The decrease in other non-interest expense during the nine months ended September 30, 2021 was primarily related to a decreases in outside computer service expense; travel, meals and entertainment expense; and professional service expense; partly offset by an increase in subscriptions expense.

Non-Banks
The Non-Banks operating segment had net losses of $2.1 million and $6.6 million during the three and nine months ended September 30, 2021, respectively, compared to net losses of $2.6 million and $8.8 million during the same periods in 2020. The decreases in the net losses for the three and nine months ended September 30, 2021 were primarily due to decreases in other non-interest expense and net interest expense. The decreases in other non-interest expense were primarily due to decreases in professional services expense and travel, meals and entertainment expense. The decreases in net interest expense were primarily related to decreases in the average rates paid on our long term borrowings.
Income Taxes
During the three months ended September 30, 2021, we recognized income tax expense of $13.3 million, for an effective tax rate of 11.0%, compared to $9.5 million, for an effective tax rate of 9.1%, for the same period in 2020. During the nine months ended September 30, 2021, we recognized income tax expense of $36.3 million, for an effective tax rate of 9.6%, compared to income tax expense of $11.5 million, for an effective tax rate of 4.5%, for the same period in 2020.
The effective income tax rates differed from the U.S. statutory federal income tax rate of 21% during 2021 and 2020 primarily due to the effect of tax-exempt income from loans, securities and life insurance policies and the income tax effects associated with stock-based compensation, among other things, and their relative proportion to total pre-tax net income. The increases in the effective tax rates during 2021 were primarily related to increases in pre-tax net income, partly off-set by the impact of higher discrete tax benefits associated with stock-based compensation. The effective tax rate during the nine months ended September 30, 2020 was also impacted by a one-time, discrete tax benefit associated with an asset contribution to a charitable trust during the second quarter.
Average Balance Sheet
Average assets totaled $45.0 billion for the nine months ended September 30, 2021 representing an increase of $8.0 billion, or 21.8%, compared to average assets for the same period in 2020. Earning assets increased $8.0 billion, or 23.4%, during the first nine months of 2021 compared to the same period in 2020. The increase in earning assets was primarily related to a $8.4 billion increase in average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) and a $131.9 million increase in average loans partly offset by a $231.0 million decrease in average tax-exempt securities, a $134.7 million decrease in average taxable securities, a $95.1 million decrease in average federal funds sold and a $16.8 million decrease in average resell agreements. Average deposits increased $7.1 billion, or 23.2%, during the first nine months of 2021 compared to the same period in 2020. Growth in average deposits was related to increased customer balances, impacted by the unprecedented amount of stimulus dollars injected into the economy, as well as new customer accounts. The increase included a $3.2 billion increase in non-interest bearing deposits and a $3.9 billion increase in interest-bearing deposit accounts. Average non-interest bearing deposits made up 43.2% and 42.7% of average total deposits during the first nine months of 2021 and 2020, respectively.
Loans
Details of our loan portfolio are presented in Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report. Loans decreased $1.6 billion, or 9.4%, from $17.5 billion at December 31, 2020 to $15.8 billion at September 30, 2021. As further discussed below, during the second quarter of 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Excluding PPP loans, total loans would have otherwise decreased $42.6 million, or 0.3%, from $15.0 billion at December 31, 2020 to $15.0 billion at September 30, 2021, and decreased $333.4 million, or 2.2%, from total loans of $15.3 billion at March 31, 2020, near the beginning of the COVID-19 pandemic. The majority of our loan portfolio is comprised of commercial and industrial loans, energy loans, and real estate loans. Real estate loans include both commercial and consumer balances. Selected details related to our loan portfolio segments are presented below. Refer to our 2020 Form 10-K for a more detailed discussion of our loan origination and risk management processes.
Commercial and Industrial. Commercial and industrial loans decreased $25.7 million, or 0.5%, from $5.0 billion at December 31, 2020 to $4.9 billion at September 30, 2021. Our commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with our loan policy guidelines. The commercial and industrial loan portfolio also includes commercial leases and purchased shared national credits ("SNC"s).

Energy. Energy loans include loans to entities and individuals that are engaged in various energy-related activities including (i) the development and production of oil or natural gas, (ii) providing oil and gas field servicing, (iii) providing energy-related transportation services, (iv) providing equipment to support oil and gas drilling, (v) refining petrochemicals, or (vi) trading oil, gas and related commodities. Energy loans decreased $257.0 million, or 20.8%, from $1.2 billion at December 31, 2020 to $978.2 million at September 30, 2021. We have recently made efforts to reduce our exposure to energy loans. Nonetheless energy loans remain our largest industry concentration totaling 6.2% of total loans (6.5% excluding PPP loans) at September 30, 2021, down from 7.1% of total loans (8.2% excluding PPP loans) at December 31, 2020. The average loan size, the significance of the portfolio and the specialized nature of the energy industry requires a highly prescriptive underwriting policy. Exceptions to this policy are rarely granted. Due to the large borrowing requirements of this customer base, the energy loan portfolio includes participations and SNCs.
Purchased Shared National Credits. Purchased shared national credits are participations purchased from upstream financial organizations and tend to be larger in size than our originated portfolio. Our purchased SNC portfolio totaled $648.7 million at September 30, 2021, decreasing $139.3 million, or 17.7%, from $788.1 million at December 31, 2020. At September 30, 2021, 28.5% of outstanding purchased SNCs were related to the energy industry while 23.0% were related to the construction industry, 15.0% were related to the real estate management industry and 13.1% were related to the financial services industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the energy and commercial and industrial portfolio, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of our customers. As a matter of policy, we generally only participate in SNCs for companies headquartered in or which have significant operations within our market areas. In addition, we must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.
Commercial Real Estate. Commercial real estate loans increased $230.6 million, or 3.3%, from $7.0 billion at December 31, 2020 to $7.3 billion at September 30, 2021. Commercial real estate loans represented 84.2% of total real estate loans at September 30, 2021 compared to 84.1% at December 31, 2020. The majority of our commercial real estate loan portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. At September 30, 2021, approximately 48.8% of the outstanding principal balance of our commercial real estate loans were secured by owner-occupied properties. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan.
Consumer Real Estate and Other Consumer Loans. The consumer loan portfolio, including all consumer real estate and consumer installment loans, totaled $1.8 billion at both September 30, 2021 and December 31, 2020. Consumer real estate loans increased $32.3 million, or 2.4%, from December 31, 2020. Combined, home equity loans and lines of credit made up 58.7% and 58.8% of the consumer real estate loan total at September 30, 2021 and December 31, 2020, respectively. We offer home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans. We have not generally originated 1-4 family mortgage loans since 2000; however, from time to time, we invested in such loans to meet the needs of our customers or for other regulatory compliance purposes. Nonetheless, we expect to begin regular production of 1-4 family mortgage loans for portfolio investment purposes in the second half of 2022. Consumer and other loans decreased $22.8 million, or 4.5%, from December 31, 2020. The consumer and other loan portfolio primarily consists of automobile loans, overdrafts, unsecured revolving credit products, personal loans secured by cash and cash equivalents and other similar types of credit facilities.
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
During the three and nine months ended September 30, 2021, we recognized approximately $26.5 million and $88.9 million, respectively, in PPP loan related deferred processing fees (net of amortization of related deferred origination costs) as yield adjustments and these amounts are included in interest income on loans during this period. During the three and nine months ended September 30, 2020, we recognized approximately $21.1 million and $40.4 million, respectively, in PPP loan related deferred net processing fees. As a result of the inclusion of these net fees in interest income, the average yields on PPP loans were 8.72% and 6.23% during the three and nine months ended September 30, 2021, respectively, and 3.65% and 3.86% during the three and nine months ended September 30, 2020, respectively, compared to the stated interest rate of 1.0% on these loans. For PPP loans funded through September 30, 2021, we expect to recognize additional PPP loan related deferred processing fees

(net of deferred origination costs) totaling approximately $11.5 million as a yield adjustment over the remaining expected lives of these loans. Of this amount, we expect to recognize approximately 75% in 2021 and the remainder in 2022.
Accruing Past Due Loans. Accruing past due loans are presented in the following table. Also see Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report.

		Accruing Loans 30-89 Days Past Due		Accruing Loans 90 or More Days Past Due		Total Accruing Past Due Loans
	Total Loans	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category
September 30, 2021
Commercial and industrial	$4,929,656	$41,936	0.85%	$7,522	0.15%	$49,458	1.00%
Energy	978,211	1,237	0.13	965	0.10	2,202	0.23
Paycheck Protection Program	827,820	—	—	—	—	—	—
Commercial real estate:
Buildings, land and other	5,984,390	20,910	0.35	12,224	0.20	33,134	0.55
Construction	1,266,633	—	—	—	—	—	—
Consumer real estate	1,363,039	3,832	0.28	1,985	0.15	5,817	0.43
Consumer and other	482,921	3,678	0.76	1,029	0.21	4,707	0.97
Total	$15,832,670	$71,593	0.45	$23,725	0.15	$95,318	0.60
Excluding PPP loans	$15,004,850	$71,593	0.48	$23,725	0.16	$95,318	0.64
December 31, 2020
Commercial and industrial	$4,955,341	$45,126	0.91%	$5,615	0.11%	$50,741	1.02%
Energy	1,235,198	10,037	0.81	3,696	0.30	13,733	1.11
Paycheck Protection Program	2,433,849	—	—	—	—	—	—
Commercial real estate:
Buildings, land and other	5,796,653	18,959	0.33	1,275	0.02	20,234	0.35
Construction	1,223,814	856	0.07	—	—	856	0.07
Consumer real estate	1,330,774	8,084	0.61	2,469	0.19	10,553	0.80
Consumer and other	505,680	5,537	1.09	1,233	0.24	6,770	1.33
Total	$17,481,309	$88,599	0.51	$14,288	0.08	$102,887	0.59
Excluding PPP loans	$15,047,460	$88,599	0.59	$14,288	0.09	$102,887	0.68
Accruing past due loans at September 30, 2021 decreased $7.6 million compared to December 31, 2020. The decrease was primarily related to decreases in past due energy loans (down $11.5 million) and past due consumer real estate loans (down $4.7 million) and, to a lesser extent, past due consumer and other loans (down $2.1 million), past due commercial and industrial loans (down $1.3 million) and past due construction loans (down $856 thousand) partly offset by an increase in past due non-construction related commercial real estate loans (up $12.9 million).

Non-Accrual Loans. Non-accrual loans are presented in the tables below. Also see in Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report.

	September 30, 2021			December 31, 2020
		Non-Accrual Loans			Non-Accrual Loans
	Total Loans	Amount	Percent of Loans in Category	Total Loans	Amount	Percent of Loans in Category
Commercial and industrial	$4,929,656	$19,349	0.39%	$4,955,341	$19,849	0.40%
Energy	978,211	23,347	2.39	1,235,198	23,168	1.88
Paycheck Protection Program	827,820	—	—	2,433,849	—	—
Commercial real estate:
Buildings, land and other	5,984,390	12,247	0.20	5,796,653	15,737	0.27
Construction	1,266,633	1,632	0.13	1,223,814	1,684	0.14
Consumer real estate	1,363,039	480	0.04	1,330,774	993	0.07
Consumer and other	482,921	—	—	505,680	18	—
Total	$15,832,670	$57,055	0.36	$17,481,309	$61,449	0.35
Excluding PPP loans	$15,004,850	$57,055	0.38	$15,047,460	$61,449	0.41
Allowance for credit losses on loans		$250,150			$263,177
Ratio of allowance for credit losses on loans to non-accrual loans		438.44%			428.29%
Non-accrual loans at September 30, 2021 decreased $4.4 million from December 31, 2020 primarily due to a decrease in non-accrual non-construction related commercial real estate loans. The decrease was primarily related to principal payments and loans returning to accrual status.
Generally, loans are placed on non-accrual status if principal or interest payments become 90 days past due and/or management deems the collectibility of the principal and/or interest to be in question, as well as when required by regulatory requirements. Once interest accruals are discontinued, accrued but uncollected interest is charged to current year operations. Subsequent receipts on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Classification of a loan as non-accrual does not preclude the ultimate collection of loan principal or interest. Non-accrual commercial and industrial loans included one credit relationship in excess of $5.0 million totaling $7.3 million at September 30, 2021. This credit relationship was previously reported as non-accrual with an aggregate balance of $9.0 million at December 31, 2020. We recognized a charge-off totaling $861 thousand related to this relationship during the third quarter of 2021 while the remainder of the decrease was related to principal payments made by the borrower. Non-accrual energy loans included one credit relationship in excess of $5 million totaling $11.4 million at September 30, 2021. This credit relationship was previously reported as non-accrual with an aggregate balance of $20.1 million at December 31, 2020. The decrease in the aggregate balance of this credit relationship was related to principal payments made by the borrower. Non-accrual real estate loans primarily consist of land development, 1-4 family residential construction credit relationships and loans secured by office buildings and religious facilities. There were no non-accrual commercial real estate loans in excess of $5.0 million at September 30, 2021 or December 31, 2020.
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

	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans	Total Loans	Ratio of Allowance Allocated to Loans in Each Category
September 30, 2021
Commercial and industrial	$63,766	31.1%	$4,929,656	1.29%
Energy	20,449	6.2	978,211	2.09
Paycheck Protection Program	—	5.2	827,820	—
Commercial real estate	152,054	45.8	7,251,023	2.10
Consumer real estate	6,029	8.6	1,363,039	0.44
Consumer and other	7,852	3.1	482,921	1.63
Total	$250,150	100.0%	$15,832,670	1.58
Excluding PPP loans	$250,150		$15,004,850	1.67
December 31, 2020
Commercial and industrial	$73,843	28.4%	$4,955,341	1.49%
Energy	39,553	7.1	1,235,198	3.20
Paycheck Protection Program	—	13.9	2,433,849	—
Commercial real estate	134,892	40.1	7,020,467	1.92
Consumer real estate	7,926	7.6	1,330,774	0.60
Consumer and other	6,963	2.9	505,680	1.38
Total	$263,177	100.0%	$17,481,309	1.51
Excluding PPP loans	$263,177		$15,047,460	1.75
The allowance allocated to commercial and industrial loans totaled $63.8 million, or 1.29% of total commercial and industrial loans, at September 30, 2021 decreasing $10.1 million, or 13.6%, compared to $73.8 million, or 1.49% of total commercial and industrial loans on December 31, 2020. Modeled expected credit losses decreased $20.3 million while Q-Factor and other qualitative adjustments related to commercial and industrial loans increased $11.2 million. Specific allocations for commercial and industrial loans that were evaluated for expected credit losses on an individual basis decreased $1.0 million from $5.3 million at December 31, 2020 to $4.3 million at September 30, 2021. The allowance allocated to energy loans totaled $20.4 million, or 2.09% of total energy loans, at September 30, 2021 decreasing $19.1 million, or 48.3%, compared to $39.6 million, or 3.20% of total energy loans on December 31, 2020. Modeled expected credit losses related to energy loans decreased $1.9 million while Q-Factor and other qualitative adjustments related to energy loans decreased $21.1 million. Specific allocations for energy loans that were evaluated for expected credit losses on an individual basis totaled $13.4 million at September 30, 2021 increasing $4.0 million, or 42.0%, compared to $9.4 million on December 31, 2020. The increase in specific allocations for energy loans was primarily related to several newly downgraded credit relationships with specific allocations totaling $8.2 million partly offset by reductions in allocations for certain other loans due to principal payments received and the recognition of charge-offs. The allowance allocated to commercial real estate loans totaled $152.1 million, or 2.10% of total commercial real estate loans, at September 30, 2021 increasing $17.2 million, or 12.7%, compared to $134.9 million, or 1.92% of total commercial real estate loans on December 31, 2020. Modeled expected credit losses related to commercial real estate loans decreased $108.1 million while Q-Factor and other qualitative adjustments related to commercial real estate loans increased $124.8 million. Specific allocations for commercial real estate loans that were evaluated for expected credit losses on an individual basis increased from $513 thousand on December 31, 2020 to $950 thousand at September 30, 2021. The allowance allocated to consumer real estate loans totaled $6.0 million, or 0.44% of total consumer real estate loans, at September 30, 2021 decreasing $1.9 million, or 23.9%, compared to $7.9 million, or 0.60% of total consumer real estate loans on December 31, 2020. Modeled expected credit losses related to consumer real estate loans decreased $2.0 million while Q-Factor and other qualitative adjustments related to consumer real estate loans increased $59 thousand. The allowance allocated to consumer loans totaled $7.9 million, or 1.63% of total consumer loans, at September 30, 2021 increasing $889 thousand, or 12.8%, compared to $7.0 million, or 1.38% of total consumer loans, on December 31, 2020. Modeled expected credit losses related to consumer loans decreased $533 thousand while Q-Factor and other qualitative adjustments related to consumer loans increased $1.4 million.

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
In estimating expected credit losses as of September 30, 2021, we utilized the Moody’s Analytics September 2021 Consensus Scenario (the “September 2021 Consensus Scenario”) to forecast the macroeconomic variables used in our models. The September 2021 Consensus Scenario was based on the review of a variety of surveys of baseline forecasts of the U.S. economy. The September 2021 Consensus Scenario projections included, among other things, (i) U.S. Gross Domestic Product (“GDP”) annualized quarterly growth rate of 8.7% in the fourth quarter of 2021, followed by annualized quarterly growth rates in the range of 4.0% to 6.9% during 2022 and an average annualized growth rate of 4.9% through the end of the forecast period in the third quarter of 2023; (ii) U.S. unemployment rate of 4.7% in the fourth quarter of 2021 improving to 4.0% by the end of the forecast period in the third quarter of 2023 with Texas unemployment rates slightly higher at those dates; and (iii) projected average 10 year Treasury rate of 1.42% in the fourth quarter of 2021, increasing to average projected rates of 1.66% during 2022 and 2.15% by the end of the forecast period in the third quarter of 2023. Furthermore, the September 2021 Consensus Scenario projects an average oil price in the range of approximately $62 to $66 per barrel through the end of the forecast period in the third quarter of 2023.
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
The overall loan portfolio, excluding PPP loans which are fully guaranteed by the SBA, as of September 30, 2021 decreased $42.6 million, or 0.3%, compared to December 31, 2020. This decrease included a $25.7 million, or 0.5%, decrease in commercial and industrial loans, a $257.0 million, or 20.8%, decrease in energy loans and a $22.8 million, or 4.5%, decrease in consumer and other loans partly offset by a $230.6 million, or 3.3%, increase in commercial real estate loans and a $32.3 million, or 2.4%, increase in consumer real estate loans. The weighted average risk grade for commercial and industrial loans decreased to 6.29 at September 30, 2021 compared to 6.45 at December 31, 2020. Commercial and industrial loans graded “watch” and “special mention” (risk grades 9 and 10) decreased $116.6 million during the first nine months of 2021 while classified commercial and industrial loans decreased $1.6 million. Classified loans consist of loans having a risk grade of 11, 12 or 13. The weighted-average risk grade for energy loans decreased to 6.55 at September 30, 2021 from 6.85 at December 31, 2020. The decrease in the weighted average risk grade was primarily related to a $128.5 million decrease in energy loans graded “watch” and “special mention” (risk grades 9 and 10) and an $8.5 million decrease in classified energy loans. Pass grade energy loans decreased $120.0 million and the weighted-average risk grade of pass grade energy loans decreased slightly from 5.99 at December 31, 2020 to 5.94 at September 30, 2021. The weighted average risk grade for commercial real estate loans decreased to 7.25 at September 30, 2021 from 7.32 at December 31, 2020. Pass grade commercial real estate loans increased $245.6 million while commercial real estate loans graded as “watch” and “special mention” increased $14.1 million and classified commercial real estate loans decreased $29.2 million.
As noted above our credit loss models utilized the economic forecasts in the Moody’s Consensus Scenario for September 2021 for our estimated expected credit losses as of September 30, 2021 and the Moody’s Baseline Scenario for December 2020 for our estimate of expected credit losses as of December 31, 2020. We qualitatively adjusted the model results based on these scenarios for various risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These qualitative factor (“Q-Factor”) adjustments are discussed below.
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

As a result of this assessment as of September 30, 2021, modeled expected credit losses were adjusted upwards by a weighted-average Q-Factor adjustment of approximately 1.9%, up from approximately 1.2% at December 31, 2020. The weighted-average Q-Factor adjustment at September 30, 2021 was based on a limited negative impact related to changes in lending policies, procedures and underwriting standards; no impact to changes in loan portfolio attributes and concentrations, changes in risk grades, changes in the volumes and severity of loan delinquencies and adverse classifications and potential deterioration of collateral values; a negative expected impact associated with national, regional and local economic and business conditions and developments that affect the collectability of loans and a severely negative impact from other risk factors associated with our commercial real estate construction and land loan portfolios, particularly the risks related to expected extensions.
In the first quarter of 2020, unprecedented economic conditions due to the COVID-19 pandemic and oil and gas price volatility resulted in significant spikes in the unemployment rate and the level of unemployment claims as well as severe declines in the level of the U.S. and Texas GDPs, among other things. In some cases, our expected credit loss models consider these economic variables on a three- to four-quarter lag basis. As of September 30, 2021, the significant spikes in several of these variables are no longer impacting our model results; however, as the economy has entered recovery, the models are now being impacted by exceptionally positive changes in certain variables which has resulted in lower estimates of expected credit losses. Notwithstanding the foregoing, management believes there are still significant headwinds impacting the recovery of the U.S. and Texas economies and certain categories of our loan portfolio. As a result, we have provided additional qualitative adjustments for certain categories of loans, as further described below.
As of December 31, 2020, we provided an additional qualitative adjustment for energy production loans. As more fully described in our 2020 Form 10-K, this adjustment was estimated based on borrowing base determinations for our energy production loans using current engineering valuations. We also performed an analysis of our customers' secondary sources of capital. As a result of the estimated borrowing base deficiencies for the identified credits, we provided an additional qualitative adjustment of approximately $21.1 million for energy production loans at December 31, 2020. Using a similar methodology as of September 30, 2021, we determined that no additional qualitative adjustment was necessary as there were no longer any significant borrowing base deficiencies within the energy production portfolio a result of higher market prices for oil and gas and lower line balances on production loans.
Our Commercial Real Estate Oversight Council, in its oversight and assessment of the credit quality of our commercial real estate loan portfolios, believes these portfolios continue to have an elevated level of risk notwithstanding recent economic stimulus efforts by federal and state governments. As of September 30, 2021, we provided additional qualitative adjustments totaling $133.5 million for various categories of our commercial real estate loan portfolio. This amount includes $58.5 million for owner-occupied commercial real estate loans, $58.3 million for non-owner-occupied commercial real estate loans and $16.7 million for commercial real estate construction loans. These additional qualitative adjustments are largely related to the on-going effects of the COVID-19 pandemic, as further discussed below, and to compensate for the effect of unusually large positive changes in certain economic variables used by our credit loss models. Furthermore, management believes that there are still significant headwinds impacting the recovery of the U.S. and Texas economies and certain categories of our loan portfolio.
The COVID-19 pandemic has resulted in a significant decrease in commercial activity throughout the State of Texas as well as nationally. Efforts to limit the spread of COVID-19 led to the closure of non-essential businesses, travel restrictions, supply chain disruptions and prohibitions on public gatherings, among other things, throughout many parts of the United States and, in particular, the markets in which we operate. Nonetheless, by late 2020, the markets in which we operate had substantially reopened. We lend to customers operating in certain industries (detailed in the table below) that have been, and are expected to continue to be, more significantly impacted by the effects of the COVID-19 pandemic. We are continuing to monitor customers in these industries closely. In assessing these portfolios for an additional qualitative adjustment, we performed a comprehensive review of the financial condition and overall outlook of the borrowers within these portfolios. Based on this analysis, we determined that there continues to be an elevated level of risk associated with these industries. As a result, we provided an additional qualitative adjustment related to the effects of the COVID-19 pandemic totaling $58.8 million as of September 30, 2021, of which $52.9 million was allocated to commercial real estate loans and $5.9 million was allocated to commercial and industrial loans. These amounts are included in the totals detailed above. As of December 31, 2020, we provided a similar additional qualitative adjustment totaling $47.1 million, the details of which are described in our 2020 Form 10-K.

These industries that management believes are particularly impacted by the effects of the COVID-19 pandemic are presented in the following table as of September 30, 2021 and December 31, 2020 and include amounts reported as both commercial and industrial loans and commercial real estate loans while PPP loans are excluded.

	Outstanding Balance	Percentage of Total Loans, Excluding PPP Loans	Allocated Allowance	Allocated Allowance as a Percentage of Outstanding Balance
September 30, 2021
Hotels/lodging	$302,622	2.02%	$32,033	10.59%
Restaurants	280,718	1.87	18,804	6.70
Entertainment	111,386	0.74	10,301	9.25
Total	$694,726	4.63%	$61,138	8.80%
December 31, 2020
Retail/strip centers	$916,633	6.09%	$21,049	2.30%
Hotels/lodging	268,825	1.79	24,546	9.13
Restaurants	277,054	1.84	20,617	7.44
Entertainment	126,266	0.84	6,151	4.87
Total	$1,588,778	10.56%	$72,363	4.55%
As of September 30, 2021, we provided an additional qualitative adjustment for our commercial and industrial loan portfolio totaling $13.4 million, of which $5.9 million was included in the $58.8 million additional qualitative adjustment for COVID-19 impacted industries discussed above. An additional $7.5 million was provided based upon management's assessment of the risk associated with the long-term sustainability of borrowers within our small business commercial and industrial portfolio. The majority of these borrowers have been bolstered by PPP funding from the SBA which has helped them to sustain their operations amid on-going pandemic-related shutdowns and other restrictions. Nonetheless, management believes there is a significant amount of uncertainty associated with the long-term viability of many of these businesses when this government supplemented funding runs out. Furthermore, on March 27, 2021, the COVID-19 Bankruptcy Relief Extension Act of 2021 was enacted, extending the bankruptcy relief provisions enacted in the CARES Act of 2020 until March 27, 2022. These provisions provide financially distressed small businesses and individuals greater access to bankruptcy relief. In that regard, we also provided an additional qualitative adjustment for our consumer and other loan portfolio totaling $1.4 million in light of the level of unsecured loans within this portfolio and other risk factors.

Additional information related to credit loss expense and net (charge-offs) recoveries is presented in the table below. Also see Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report.

	Credit Loss Expense (Benefit)	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans
Three months ended:
September 30, 2021
Commercial and industrial	$(1,020)	$(485)	$4,823,302	(0.04)%
Energy	(7,720)	159	968,044	0.07
Paycheck Protection Program	—	—	1,364,945	—
Commercial real estate	4,007	54	7,194,723	—
Consumer real estate	(982)	857	1,353,830	0.25
Consumer and other	2,692	(2,700)	484,490	(2.21)
Total	$(3,023)	$(2,115)	$16,189,334	(0.05)
Excluding PPP loans	$(3,023)	$(2,115)	$14,824,389	(0.06)
September 30, 2020
Commercial and industrial	$(18,547)	$(7,484)	$4,915,056	(0.61)%
Energy	13,814	—	1,386,637	—
Paycheck Protection Program	—	—	3,204,125	—
Commercial real estate	25,368	(200)	6,859,902	(0.01)
Consumer real estate	1,794	(515)	1,282,784	(0.16)
Consumer and other	1,161	(1,977)	500,683	(1.57)
Total	$23,590	$(10,176)	$18,149,187	(0.22)
Excluding PPP loans	$23,590	$(10,176)	$14,945,062	(0.27)
Nine months ended:
September 30, 2021
Commercial and industrial	$(8,886)	$(1,191)	$4,778,049	(0.03)%
Energy	(19,048)	(56)	1,051,471	(0.01)
Paycheck Protection Program	—	—	2,276,087	—
Commercial real estate	16,583	579	7,116,541	0.01
Consumer real estate	(3,093)	1,196	1,339,487	0.12
Consumer and other	7,042	(6,153)	472,770	(1.74)
Total	$(7,402)	$(5,625)	$17,034,405	(0.04)
Excluding PPP loans	$(7,402)	$(5,625)	$14,758,318	(0.05)
September 30, 2020
Commercial and industrial	$10,737	$(11,088)	$5,137,360	(0.29)%
Energy	96,478	(68,776)	1,507,739	(6.09)
Paycheck Protection Program	—	—	1,906,840	—
Commercial real estate	104,716	(3,641)	6,596,873	(0.07)
Consumer real estate	3,716	56	1,239,946	0.01
Consumer and other	8,096	(6,421)	513,775	(1.67)
Total	$223,743	$(89,870)	$16,902,533	(0.71)
Excluding PPP loans	$223,743	$(89,870)	$14,995,693	(0.80)
We recorded a net credit loss benefit related to loans totaling $3.0 million and $7.4 million for the three and nine months ended September 30, 2021, respectively, compared to a net credit loss expense related to loans totaling $23.6 million and $223.7 million for the same respective periods in 2020. The net credit loss benefit related to loans during the first nine months of 2021 primarily reflects improvements in forecasted economic conditions and oil price trends relative to the prevailing conditions in 2020. Credit loss expense related to loans during the first nine months of 2020 reflected the uncertain future impacts associated with the COVID-19 pandemic and the significant volatility in oil prices. Credit loss expense during the first nine months of 2020 also reflected the level of net charge-offs, the expected deterioration in credit quality and other changes within the loan portfolio. The ratio of the allowance for credit losses on loans to total loans was 1.58% (1.67% excluding PPP loans) at September 30, 2021 compared to 1.51% (1.75% excluding PPP loans) at December 31, 2020. Management believes the recorded amount of the allowance for credit losses on loans is appropriate based upon management’s best estimate of current expected credit losses within the existing portfolio of loans. Should any of the factors considered by management in making this estimate change, our estimate of current expect credit losses could also change, which could affect the level of future credit loss expense related to loans.
Allowance for Credit Losses - Off-Balance-Sheet Credit Exposures. The allowance for credit losses on off-balance-sheet credit exposures totaled approximately $51.6 million and $44.2 million at September 30, 2021 and December 31, 2020, respectively. The level of the allowance for credit losses on off-balance-sheet credit exposures depends upon the volume of outstanding commitments, underlying risk grades, the expected utilization of available funds and forecasted economic conditions impacting our loan portfolio. Our policies and methodology used to estimate the allowance for credit losses on off-balance-sheet credit exposures are further described in our 2020 Form 10-K. Credit loss expense related to off-balance-sheet credit exposures totaled $7.5 million during the first nine months of 2021 compared to $3.8 million during the same period in 2020.
Capital and Liquidity
Capital. Shareholders’ equity totaled $4.4 billion and $4.3 billion at September 30, 2021 and December 31, 2020, respectively. In addition to net income of $342.1 million, other sources of capital during the nine months ended September 30, 2021 included $37.8 million in proceeds from stock option exercises and $7.8 million related to stock-based compensation. Additionally, we issued $1.7 million of common stock held in treasury to our 401(k) plan in connection with matching contributions. Uses of capital during the nine months ended September 30, 2021 included other comprehensive loss, net of tax, of $162.7 million; $146.0 million of dividends paid on preferred and common stock; and $1.3 million of treasury stock purchases.
The accumulated other comprehensive income/loss component of shareholders’ equity totaled a net, after-tax, unrealized gain of $350.3 million at September 30, 2021 compared to $513.0 million at December 31, 2020. The change was primarily due to a $165.7 million net, after-tax, decrease in the net unrealized gain on securities available for sale.
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
We paid a quarterly dividend of $0.75 per common share during the third quarter of 2021, a quarterly dividend of $0.72 per common share during each of the first and second quarters of 2021 and a quarterly dividend of $0.71 per common share during each the first, second and third quarters of 2020. These dividend amounts equate to a common stock dividend payout ratio of 41.7% and 57.3% during the first nine months of 2021 and 2020, respectively. Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our capital stock may be impacted by certain restrictions described in Note 7 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.
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
Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On January 27, 2021 our board of directors authorized a $100.0 million stock repurchase program, allowing us to repurchase shares of our common stock over a one-year period from time to time at various prices in the open market or through private transactions. No shares were repurchased under this plan during the first nine months of 2021. Under a prior plan, we repurchased 177,834 shares at a total cost of $13.7 million during 2020. See Note 7 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements and Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds, each included elsewhere in this report.
Liquidity. As more fully discussed in our 2020 Form 10-K, our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. Our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings as well as maturities of securities and loan amortization. As of September 30, 2021, we had approximately $15.4 billion held in an interest-bearing account at the Federal Reserve. We also have the ability to borrow funds as a member of the Federal Home Loan Bank (“FHLB”). As of September 30, 2021, based upon available, pledgeable collateral, our total borrowing capacity with the FHLB was approximately $3.1 billion. Furthermore, at September 30, 2021, we had approximately $8.0 billion in securities that were unencumbered by a pledge and could be used to support additional borrowings through repurchase agreements or the Federal Reserve discount window, as needed.
Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 7 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At September 30, 2021, Cullen/Frost had liquid assets, including cash and resell agreements, totaling $438.1 million.
Accounting Standards Updates
See Note 17 - Accounting Standards Updates in the accompanying notes to consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on our financial statements.

Consolidated Average Balance Sheets and Interest Income Analysis - Quarter To Date
(Dollars in thousands - taxable-equivalent basis)

	September 30, 2021			September 30, 2020
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$15,278,296	$5,830	0.15%	$5,887,903	$1,512	0.10%
Federal funds sold	1,676	2	0.48	11,153	5	0.18
Resell agreements	7,907	6	0.29	20,012	14	0.27
Securities:
Taxable	4,147,511	20,736	2.03	4,201,559	22,560	2.21
Tax-exempt	8,355,422	78,968	4.04	8,478,804	80,566	4.08
Total securities	12,502,933	99,704	3.35	12,680,363	103,126	3.44
Loans, net of unearned discounts	16,189,334	169,892	4.16	18,149,187	170,127	3.73
Total Earning Assets and Average Rate Earned	43,980,146	275,434	2.53	36,748,618	274,784	3.04
Cash and due from banks	569,715			512,557
Allowance for credit losses on loans and securities	(255,214)			(259,973)
Premises and equipment, net	1,029,242			1,053,725
Accrued interest and other assets	1,450,373			1,380,138
Total Assets	$46,774,262			$39,435,065

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$15,829,582			$13,782,790
Correspondent banks	234,720			243,946
Public funds	934,428			558,703
Total non-interest-bearing demand deposits	16,998,730			14,585,439
Interest-bearing deposits:
Private accounts
Savings and interest checking	10,317,162	308	0.01	8,076,797	313	0.02
Money market deposit accounts	10,024,138	2,655	0.11	8,555,381	1,940	0.09
Time accounts	1,101,498	684	0.25	1,120,021	3,116	1.11
Public funds	674,274	30	0.02	536,917	28	0.02
Total interest-bearing deposits	22,117,072	3,677	0.07	18,289,116	5,397	0.12
Total deposits	39,115,802			32,874,555
Federal funds purchased	27,002	9	0.13	33,917	7	0.08
Repurchase agreements	2,188,171	632	0.11	1,544,205	475	0.12
Junior subordinated deferrable interest debentures	136,395	631	1.85	136,337	700	2.05
Subordinated notes	99,125	1,164	4.70	98,968	1,164	4.70
Total Interest-Bearing Funds and Average Rate Paid	24,567,765	6,113	0.10	20,102,543	7,743	0.15
Accrued interest and other liabilities	790,289			682,525
Total Liabilities	42,356,784			35,370,507
Shareholders’ Equity	4,417,478			4,064,558
Total Liabilities and Shareholders’ Equity	$46,774,262			$39,435,065
Net interest income		$269,321			$267,041
Net interest spread			2.43%			2.89%
Net interest income to total average earning assets			2.47%			2.95%
For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 21% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis - Year To Date
(Dollars in thousands - taxable-equivalent basis)

	September 30, 2021			September 30, 2020
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$12,849,827	$11,877	0.12%	$4,491,737	$10,894	0.32%
Federal funds sold	9,331	13	0.18	104,425	721	0.91
Resell agreements	6,169	11	0.24	22,984	163	0.93
Securities:
Taxable	4,111,574	61,366	2.03	4,246,298	71,950	2.32
Tax-exempt	8,237,397	235,344	4.07	8,468,372	243,961	4.07
Total securities	12,348,971	296,710	3.37	12,714,670	315,911	3.48
Loans, net of unearned discounts	17,034,405	522,376	4.10	16,902,533	515,912	4.08
Total Earning Assets and Average Rate Earned	42,248,703	830,987	2.67	34,236,349	843,601	3.35
Cash and due from banks	543,514			525,627
Allowance for credit losses on loans and securities	(261,568)			(219,312)
Premises and equipment, net	1,038,467			1,040,451
Accrued interest and other assets	1,434,859			1,371,366
Total Assets	$45,003,975			$36,954,481

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$15,129,135			$12,330,235
Correspondent banks	245,630			239,911
Public funds	887,234			471,321
Total non-interest-bearing demand deposits	16,261,999			13,041,467
Interest-bearing deposits:
Private accounts
Savings and interest checking	9,903,558	1,015	0.01	7,575,992	1,012	0.02
Money market deposit accounts	9,652,001	6,519	0.09	8,221,183	13,532	0.22
Time accounts	1,122,169	3,078	0.37	1,115,666	11,629	1.39
Public funds	672,424	81	0.02	580,437	1,504	0.35
Total interest-bearing deposits	21,350,152	10,693	0.07	17,493,278	27,677	0.21
Total deposits	37,612,151			30,534,745
Federal funds purchased	33,937	24	0.09	31,547	92	0.38
Repurchase agreements	2,030,266	1,597	0.10	1,346,802	3,913	0.38
Junior subordinated deferrable interest debentures	136,380	1,915	1.87	136,323	2,893	2.83
Subordinated notes	99,085	3,492	4.70	98,929	3,492	4.71
Federal Home Loan Bank advances	—	—	—	145,985	318	0.29
Total Interest-Bearing Funds and Average Rate Paid	23,649,820	17,721	0.10	19,252,864	38,385	0.27
Accrued interest and other liabilities	747,473			669,297
Total Liabilities	40,659,292			32,963,628
Shareholders’ Equity	4,344,683			3,990,853
Total Liabilities and Shareholders’ Equity	$45,003,975			$36,954,481
Net interest income		$813,266			$805,216
Net interest spread			2.57%			3.08%
Net interest income to total average earning assets			2.61%			3.20%
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
For modeling purposes, as of September 30, 2021, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 3.6% and 9.0%, respectively, relative to the flat-rate case over the next 12 months, while a 25 basis point ratable decrease in interest rates would result in a negative variance in net interest income of 3.0% relative to the flat-rate case over the next 12 months. For modeling purposes, as of December 31, 2020, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 2.3% and 6.2%, respectively, relative to the flat-rate case over the next 12 months, while a 25 basis point ratable decrease in interest rates would result in a negative variance in net interest income of 1.8% relative to the flat-rate case over the next 12 months. Both the September 30, 2021 and December 31, 2020 model simulations for increased interest rates were impacted by the assumption, for modeling purposes, that we will begin to pay interest on commercial demand deposits (those not already receiving an earnings credit rate) in the fourth and first quarters of 2021, respectively, as further discussed below. The likelihood of a decrease in interest rates beyond 25 basis points as of September 30, 2021 and December 31, 2020 was considered remote given prevailing interest rate levels.
The model simulations as of September 30, 2021 indicate that our projected balance sheet is more asset sensitive in comparison to our balance sheet as of December 31, 2020. The increased asset sensitivity was primarily due to an increase in the relative proportion of interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) and federal funds sold to projected average interest-earning assets. Interest-bearing deposits and federal funds sold are more immediately impacted by changes in interest rates in comparison to our other categories of earning assets.
We do not currently pay interest on a significant portion of our commercial demand deposits. Any interest rate that would ultimately be paid on these commercial demand deposits would likely depend upon a variety of factors, some of which are beyond our control. Our modeling simulations as of September 30, 2021 and December 31, 2020 assume a slightly aggressive pricing structure with regards to interest payments on commercial demand deposits (those not already receiving an earnings credit) with interest payments assumed to begin in the fourth and first quarters of 2021 and 2020, respectively. This pricing structure on commercial demand deposits assumes a deposit pricing beta of 25%. The pricing beta is a measure of how much deposit rates reprice, up or down, given a defined change in market rates.
As of September 30, 2021, the effects of a 200 basis point increase and a 25 basis point decrease in interest rates on our derivative holdings would not result in a significant variance in our net interest income.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases we made or were made on our behalf or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended September 30, 2021. Dollar amounts in thousands.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plan at the End of the Period
July 1, 2021 to July 31, 2021	478	(1)	$112.62	—	$100,000
August 1, 2021 to August 31, 2021	—		—	—	100,000
September 1, 2021 to September 30, 2021	—		—	—	100,000
Total	478			—

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

Cullen/Frost Bankers, Inc.
(Registrant)

Date:	October 28, 2021	By:	/s/ Jerry Salinas
Jerry Salinas
Group Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer, Principal Financial
Officer and Principal Accounting Officer)