Form 10-K
period 2021-12-31
CULLEN/FROST BANKERS, INC.
filed 2022-02-04
CIK 39263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended:    December 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by non-affiliates, based upon the closing price per share of the registrant’s common stock as reported on The New York Stock Exchange, Inc., was approximately $6.8 billion.
As of January 26, 2022, there were 64,023,571 shares of the registrant’s common stock, $.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2022 Annual Meeting of Shareholders of Cullen/Frost Bankers, Inc. to be held on April 27, 2022 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

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
The Corporation
Cullen/Frost Bankers, Inc., a Texas business corporation incorporated in 1977, is a financial holding company and a bank holding company headquartered in San Antonio, Texas that provides, through its subsidiaries, a broad array of products and services throughout numerous Texas markets. The terms “Cullen/Frost,” “the Corporation,” “we,” “us” and “our” mean Cullen/Frost Bankers, Inc. and its subsidiaries, when appropriate. We offer commercial and consumer banking services, as well as trust and investment management, insurance, brokerage, mutual funds, leasing, treasury management, capital markets advisory and item processing services. At December 31, 2021, Cullen/Frost had consolidated total assets of $50.9 billion and was one of the largest independent bank holding companies headquartered in the State of Texas.
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
We serve a wide variety of industries including, among others, energy, manufacturing, services, construction, retail, telecommunications, healthcare, military and transportation. Our customer base is similarly diverse. While our loan portfolio has a concentration of energy-related loans totaling approximately 6.6% of total loans (or 6.8% excluding Paycheck Protection Program loans) at December 31, 2021, we are not dependent upon any single industry or customer.
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
Cullen/Frost’s executive offices are located at 111 W. Houston Street, San Antonio, Texas 78205, and its telephone number is (210) 220-4011.

Subsidiaries of Cullen/Frost
Frost Bank
Frost Bank, the principal operating subsidiary and sole banking subsidiary of Cullen/Frost, is a Texas-chartered bank primarily engaged in the business of commercial and consumer banking through approximately 157 financial centers across Texas in the Austin, Corpus Christi, Dallas, Fort Worth, Houston, Permian Basin, Rio Grande Valley and San Antonio regions. Frost Bank also operates approximately 1,650 automated-teller machines (“ATMs”) throughout the State of Texas, the majority of which are operated in connection with branding and licensing agreements with various retailers throughout the State of Texas. Frost Bank was originally chartered as a national banking association in 1899, but its origin can be traced to a mercantile partnership organized in 1868. At December 31, 2021, Frost Bank had consolidated total assets of $51.0 billion and total deposits of $43.2 billion and was one of the largest commercial banks headquartered in the State of Texas.
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
•Correspondent Banking. Frost Bank acts as correspondent for approximately 171 financial institutions, which are primarily banks in Texas. These banks maintain deposits with Frost Bank, which offers them a full range of services including check clearing, transfer of funds, fixed income security services, and securities custody and clearance services.
•Trust Services. Frost Bank provides a wide range of trust, investment, agency and custodial services for individual and corporate clients. These services include the administration of estates and personal trusts, as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations. At December 31, 2021, the estimated fair value of trust assets was $43.3 billion, including managed assets of $19.1 billion and custody assets of $24.2 billion.
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
Cullen/Frost Capital Trust II
Cullen/Frost Capital Trust II (“Trust II”) is a Delaware statutory business trust formed in 2004 for the purpose of issuing $120.0 million in trust preferred securities and lending the proceeds to Cullen/Frost. Cullen/Frost guarantees, on a limited basis, payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities. Trust II is a variable interest entity for which we are not the primary beneficiary. As such, the accounts of Trust II are not included in our consolidated financial statements. See our accounting policy related to consolidation in Note 1 - Summary of Significant Accounting Policies in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data elsewhere in this report.
Although the accounts of Trust II are not included in our consolidated financial statements, the $120.0 million in trust preferred securities issued by Trust II are included in the regulatory capital of Cullen/Frost during the reported periods. See the section captioned “Supervision and Regulation - Capital Requirements” for a discussion of the regulatory capital treatment of our trust preferred securities.
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
Competition
There is significant competition among commercial banks in our market areas. In addition, we also compete with other providers of financial services, such as savings and loan associations, credit unions, consumer finance companies, securities firms, insurance companies, insurance agencies, commercial finance and leasing companies, full service brokerage firms, discount brokerage firms, and financial/wealth technology (“fintech/wealthtech”) firms. Some of our competitors have greater resources and, as such, may have higher lending limits and may offer other services that are not provided by us. We generally compete on the basis of customer service and responsiveness to customer needs, available loan and deposit products, the rates of interest charged on loans, the rates of interest paid for funds, and the availability and pricing of trust, brokerage and insurance services. For further discussion, see the section captioned “We Operate In A Highly Competitive Industry and Market Area” in Item 1A. Risk Factors.

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
All member banks of the Federal Reserve System, including Frost Bank, are required to hold stock in the Federal Reserve System's Reserve Banks in an amount equal to six percent of their capital stock and surplus (half paid to acquire the stock with the remainder held as a cash reserve). Member banks do not have any control over the Federal Reserve System as a result of owning the stock and the stock cannot be sold or traded. The annual dividend rate for member banks with total assets in excess of approximately $11.2 billion, including Frost Bank, is tied to 10-year U.S. Treasuries with the maximum dividend rate capped at six percent. The total amount of stock dividends that Frost Bank received from the Federal Reserve totaled $532 thousand in 2021, $313 thousand in 2020 and $688 thousand in 2019.
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
To maintain financial holding company status, a financial holding company and all of its depository institution subsidiaries must be “well capitalized” and “well managed.” A depository institution subsidiary is considered to be “well capitalized” if it satisfies the requirements for this status discussed in the section captioned “Prompt Corrective Action,” elsewhere in this item. A depository institution subsidiary is considered “well managed” if it received a composite rating and management rating of at least “satisfactory” in its most recent examination. A financial holding company’s status will also depend upon it maintaining its status as “well capitalized” and “well managed” under applicable Federal Reserve Board regulations. If a financial holding company ceases to meet these capital and management requirements, the Federal Reserve Board’s regulations provide that the financial holding company must enter into an agreement with the Federal Reserve Board to comply with all applicable capital and management requirements. Until the financial holding company returns to compliance, the Federal Reserve Board may impose limitations or conditions on the conduct of its activities, and the company may not commence any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the Federal Reserve Board. If the company does not return to compliance within 180 days, the Federal Reserve Board may require divestiture of the holding company’s depository institutions. Bank holding companies and banks must also be both well capitalized and well managed in order to acquire banks located outside their home state.
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
The BHC Act, the Bank Merger Act, the Texas Banking Code and other federal and state statutes regulate acquisitions of commercial banks and their parent holding companies. The BHC Act requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition by a bank holding company of more than 5.0% of the voting shares of a commercial bank or its parent holding company. Under the Bank Merger Act, the prior approval of the Federal Reserve Board or other appropriate bank regulatory authority is required for a member bank to merge with another bank or purchase substantially all of the assets or assume any deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the applicant's managerial and financial resources, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system (e.g., systemic risk), the applicant’s performance record under the Community Reinvestment Act (see the section captioned “Community Reinvestment Act” elsewhere in this item) and its compliance with law, including fair lending, fair housing and other consumer protection laws, and the effectiveness of the subject organizations in combating money laundering activities.
Dividends and Stock Repurchases
The principal source of Cullen/Frost’s liquidity is dividends from Frost Bank. The prior approval of the Federal Reserve Board is required if the total of all dividends declared by a state-chartered member bank in any calendar year would exceed the sum of the bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus or to fund the retirement of preferred stock. Federal law also prohibits a state-chartered, member bank from paying dividends that would be greater than the bank’s undivided profits. Frost Bank is also subject to limitations under Texas state law regarding the level of dividends that may be paid. Under the foregoing dividend restrictions, and while maintaining its “well capitalized” status, Frost Bank could pay aggregate dividends of approximately $494.1 million to Cullen/Frost, without obtaining affirmative governmental approvals, at December 31, 2021. This amount is not necessarily indicative of amounts that may be paid or available to be paid in future periods.

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
In February 2019, the federal bank regulatory agencies issued a final rule (the “2019 CECL Rule”) that revised certain capital regulations to account for changes to credit loss accounting under U.S. GAAP. The 2019 CECL Rule included a transition option that allows banking organizations to phase in, over a three-year period, the day-one adverse effects of adopting a new accounting standard related to the measurement of current expected credit losses (“CECL”) on their regulatory capital ratios (three-year transition option). In March 2020, the federal bank regulatory agencies issued an interim final rule that maintains the three-year transition option of the 2019 CECL Rule and also provides banking organizations that were required under U.S. GAAP (as of January 2020) to implement CECL before the end of 2020 the option to delay for two years an estimate of the effect of CECL on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). We elected to adopt the five-year transition option. Accordingly, a CECL transitional amount totaling $61.6 million has been added back to CET1 as of December 31, 2021. The CECL transitional amount includes $29.3 million related to the cumulative effect of adopting CECL and $32.4 million related to the estimated incremental effect of CECL since adoption.
The Basel III Capital Rules prescribe a standardized approach for risk weightings that expanded the risk-weighting categories from the general risk-based capital rules to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures (and higher percentages for certain other types of interests), and resulting in higher risk weights for a variety of asset categories. Effective April 2020, the federal banking agencies adopted a rule revising the scope of commercial real estate mortgages subject to a 150% risk weight.

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the Basel Committee's standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2023, with an aggregate output floor phasing in through January 1, 2028. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to Cullen/Frost or Frost Bank. The impact of Basel IV on us will depend on the manner in which it is implemented by the federal bank regulators.
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
Additionally, the FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The bank holding company must also provide appropriate assurances of performance. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5.0% of the depository institution’s total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”
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
Cullen/Frost believes that, as of December 31, 2021, its bank subsidiary, Frost Bank, was “well capitalized” based on the aforementioned ratios. For further information regarding the capital ratios and leverage ratio of Cullen/Frost and Frost Bank see the discussion under the section captioned “Capital and Liquidity” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 9 - Capital and Regulatory Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, elsewhere in this report.
The prompt corrective action regulations do not apply to bank holding companies. However, the Federal Reserve Board is authorized to take appropriate action at the bank holding company level, based upon the undercapitalized status of the bank holding company’s depository institution subsidiaries.
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
The Consumer Financial Protection Bureau (“CFPB”) is a federal agency responsible for implementing, examining and enforcing compliance with federal consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, laws relating to fair lending and the authority to prohibit “unfair, deceptive or abusive” acts and practices. Abusive acts or practices are defined as those that materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service or take unreasonable advantage of a consumer’s (i) lack of financial savvy, (ii) inability to protect himself in the selection or use of consumer financial products or services, or (iii) reasonable reliance on a covered entity to act in the consumer’s interests. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or injunction. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets, as well as their affiliates. Banking regulators take into account compliance with consumer protection laws when considering approval of a proposed transaction.
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
In December 2019, the Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Comptroller of the Currency (“OCC”) jointly proposed rules that would significantly change existing CRA regulations. The proposed rules are intended to increase bank activity in low- and moderate-income communities where there is significant need for credit, more responsible lending, greater access to banking services, and improvements to critical infrastructure. The proposals change four key areas: (i) clarifying what activities qualify for CRA credit; (ii) updating where activities count for CRA credit; (iii) providing a more transparent and objective method for measuring CRA performance; and (iv) revising CRA-related data collection, record keeping, and reporting. However, the Federal Reserve Board did not join in that proposed rulemaking. In June 2020, the OCC issued its final CRA rule, effective October 1, 2020, while the FDIC did not finalize any revisions to its CRA rule. In September 2020, the Federal Reserve Board issued an Advance Notice of Proposed Rulemaking (“ANPR”) that invited public comment on an approach to modernize the regulations that implement the CRA by strengthening, clarifying, and tailoring them to reflect the current banking landscape and better meet the core purpose of the CRA.
The ANPR sought feedback on ways to evaluate how banks meet the needs of low- and moderate-income communities and address inequities in credit access. In December 2021, the OCC issued a final rule to rescind its June 2020 final rule in favor of working with other agencies to put forward a joint rule. We will continue to evaluate the impact of any changes to the regulations implementing the CRA and their impact to our financial condition, results of operations, and/or liquidity, which cannot be predicted at this time.
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
The Anti-Money Laundering Act of 2020 (“AMLA”), which amends the Bank Secrecy Act of 1970 (“BSA”), was enacted in January 2021. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the U.S. Department of the Treasury to promulgate priorities for anti-money laundering and countering the financing of terrorism policy; requires the development of standards for testing technology and internal processes for BSA compliance; expands enforcement- and investigation-related authority, including increasing available sanctions for certain BSA violations; and expands BSA whistleblower incentives and protections. Many of the statutory provisions in the AMLA will require additional rulemakings, reports and other measures, and the impact of the AMLA will depend on, among other things, rulemaking and implementation guidance. In June 2021, the Financial Crimes Enforcement Network, a bureau of the U.S. Department of the Treasury, issued the priorities for anti-money laundering and countering the financing of terrorism policy required under the AMLA. The priorities include: corruption, cybercrime, terrorist financing, fraud, transnational crime, drug trafficking, human trafficking and proliferation financing.
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
In 2016, the U.S. financial regulators, including the Federal Reserve Board and the SEC, proposed revised rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets (including Cullen/Frost and Frost Bank), but these proposed rules have not been finalized.
Cybersecurity
In February 2018, the SEC published interpretive guidance to assist public companies in preparing disclosures about cybersecurity risks and incidents. These SEC guidelines, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations.
The federal banking regulators regularly issue new guidance and standards, and update existing guidance and standards, regarding cybersecurity intended to enhance cyber risk management among financial institutions. Financial institutions are expected to comply with such guidance and standards and to accordingly develop appropriate security controls and risk management processes. If we fail to observe such regulatory guidance or standards, we could be subject to various regulatory sanctions, including financial penalties.
Recently, in November 2021, the federal banking agencies adopted a Final Rule, with compliance required by May 1, 2022, that requires banking organizations to notify their primary banking regulator within 36 hours of determining that a “computer-security incident” has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to carry out banking operations or deliver banking products and services to a material portion of its customer base, its businesses and operations that would result in material loss, or its operations that would impact the stability of the United States.
State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and many states, including Texas, have also recently implemented or modified their data breach notification, information security and data privacy requirements. We expect this trend of state-level activity in those areas to continue, and are continually monitoring developments in the states in which our customers are located.
Risks and exposures related to cybersecurity attacks, including litigation and enforcement risks, are expected to be elevated for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers.
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
Human Capital Resources
At December 31, 2021, we employed 4,553 full-time equivalent employees. At that date, the average tenure of all of our full-time employees was approximately 10.7 years while the average tenure of our executive officers was approximately 32.2 years. None of our employees are represented by collective bargaining agreements. We believe our employee relations to be good.
Oversight of our corporate culture is an important element of our board of director’s oversight of risk because our people are critical to the success of our corporate strategy. Our board sets the “tone at the top,” and holds senior management accountable for embodying, maintaining, and communicating our culture to employees. In that regard, our culture is designed to promote commitment to making people's lives better and to uphold that principle in everything we do. That commitment has been a central pillar in our approach to our employees, our planet and the communities we have proudly served for over 150 years. Our culture is designed to adhere to the timeless values of integrity, caring and excellence. In keeping with that culture, we expect our people to treat each other and our customers with the highest level of honesty and respect and go out of their way to do the right thing, and we strive to be a force for good in everyday life. We dedicate resources to promote a safe and inclusive workplace; attract, develop and retain talented, diverse employees; promote a culture of integrity, caring and excellence; and reward and recognize employees for both the results they deliver and, importantly, how they deliver them. We also seek to design careers that are fulfilling ones, with competitive compensation and benefits alongside a positive work-life balance. We also dedicate resources to fostering professional and personal growth with continuing education, on-the-job training and development programs. This devotion to our people has earned us a spot on Forbes magazine's Best Employers list.
Our employees are key to our success as an organization. We are committed to attracting, retaining and promoting top quality talent regardless of sex, sexual orientation, gender identity, race, color, national origin, age, religion and physical ability. We strive to identify and select the best candidates for all open positions based on qualifying factors for each job. We are dedicated to providing a workplace for our employees that is inclusive, supportive, and free of any form of discrimination or harassment; rewarding and recognizing our employees based on their individual results and performance as well as that of their department and the company overall; and recognizing and respecting all of the characteristics and differences that make each of our employees unique.
We believe employing a diverse workforce enhances our ability to serve our customers and our communities. By promoting and fostering a workforce that we believe is reflective of our customers and communities, we seek to better understand the financial needs of our prospects and customers and provide them with relevant financial service products. Understanding and supporting our community has always been a priority to us. We have established a voluntary, employee-led and staffed team that is committed to touching and improving the lives of people that live and work in our community. Additionally, we provide employees the opportunity to use paid time off to perform community service activities in their choice of ways. In 2021, this amounted to nearly 9,000 hours of community service performed by our employees. Our efforts are designed to enrich the lives of not only those that are in need but also the lives of our employees who participate in these meaningful and rewarding opportunities.
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

Information About Our Executive Officers
The names, ages as of December 31, 2021, recent business experience and positions or offices held by each of the executive officers of Cullen/Frost are as follows:

Name and Position Held	Age	Recent Business Experience

Phillip D. Green Chairman of the Board, Chief Executive Officer and Director of Cullen/Frost	67	Officer of Frost Bank since 1980. Chairman of the Board and Chief Executive Officer of Cullen/Frost since April 2016.
Patrick B. Frost Director of Cullen/Frost, President of Frost Bank, Group Executive Vice President, Frost Wealth Advisors of Frost Bank and President of Frost Insurance	61	Officer of Frost Bank since 1985. President of Frost Bank since August 1993. Director of Cullen/Frost since May 1997. Group Executive Vice President, Frost Wealth Advisors of Frost Bank since April 2016. President of Frost Insurance since October 2014.
Jerry Salinas Group Executive Vice President, Chief Financial Officer of Cullen/Frost	63	Officer of Frost Bank since 1986. Group Executive Vice President, Chief Financial Officer of Cullen/Frost since January 2015.
Annette Alonzo Group Executive Vice President, Chief Human Resources Officer of Frost Bank	53	Officer of Frost Bank since 1993. Group Executive Vice President, Chief Human Resources Officer of Frost Bank since April 2016.
Robert A. Berman Group Executive Vice President, Research and Strategy of Frost Bank	59	Officer of Frost Bank since 1989. Group Executive Vice President, Research and Strategy of Frost Bank since May 2001.
Paul H. Bracher President of Cullen/Frost and Group Executive Vice President, Chief Banking Officer of Frost Bank	65	Officer of Frost Bank since 1982. Group Executive Vice President, Chief Banking Officer of Frost Bank since January 2015. President of Cullen/Frost since April 2016.
William L. Perotti Group Executive Vice President, Chief Credit Officer of Frost Bank	64	Officer of Frost Bank since 1982. Group Executive Vice President, Chief Credit Officer of Frost Bank from May 2001 to January 2015. Group Executive Vice President, Chief Risk Officer of Frost Bank from April 2005 to January 2019. Chief Credit Officer of Frost Bank since January 2019.
Coolidge E. Rhodes, Jr. Group Executive Vice President, General Counsel and Secretary of Cullen/Frost	46	Officer of Frost Bank since September 2021. Group Executive Vice President, General Counsel of Cullen/Frost since September 2021 and Secretary of Cullen/Frost since October 2021. Prior to joining Frost, Mr. Rhodes was most recently managing director and chief compliance officer at New Fortress Energy Inc. Mr. Rhodes also previously worked as a lawyer in private practice and as associate general counsel for a publicly traded oilfield services company.
Carol Severyn Group Executive Vice President, Chief Risk Officer of Frost Bank	57	Officer of Frost Bank since 1993. Executive Vice President and Auditor of Frost Bank from January 2004 to January 2019. Group Executive Vice President, Chief Risk Officer of Frost Bank since January 2019.
Jimmy Stead Group Executive Vice President, Chief Consumer Banking Officer of Frost Bank	46	Officer of Frost Bank since 2001. Group Executive Vice President, Chief Consumer Banking Officer of Frost Bank since January 2017.
Candace Wolfshohl Group Executive Vice President, Culture and People Development of Frost Bank	61	Officer of Frost Bank since 1989. Group Executive Vice President, Culture and People Development of Frost Bank since July 2015.
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
Risks Related To Our Business
Interest Rate Risks
We Are Subject To Interest Rate Risk
Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, inflationary trends, changes in government spending and debt issuances and policies of various governmental and regulatory agencies and, in particular, the Federal Open Market Committee. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, and (iii) the average duration of our mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Some foreign central banks have moved to a negative interest rate environment, which has exerted downward pressure on the profitability of banks in those regions and this interest rate trend could extend to the United States. Any substantial, unexpected, or prolonged change in market interest rates could have a material adverse effect on our business, financial condition and results of operations. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section captioned “Net Interest Income” and Item 7A. Quantitative and Qualitative Disclosures About Market Risk elsewhere in this report for further discussion related to interest rate sensitivity and our management of interest rate risk.

We May Be Adversely Impacted By The Transition From LIBOR As A Reference Rate
The United Kingdom’s Financial Conduct Authority and the administrator of LIBOR have announced that the publication of the most commonly used U.S. dollar London Interbank Offered Rate (“LIBOR”) settings will cease to be published or cease to be representative after June 30, 2023. The publication of all other LIBOR settings ceased to be published as of December 31, 2021. Given consumer protection, litigation, and reputation risks, the bank regulatory agencies have indicated that entering into new contracts that use LIBOR as a reference rate after December 31, 2021, would create safety and soundness risks and that they will examine bank practices accordingly. Therefore, the agencies encouraged banks to cease entering into new contracts that use LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021. We discontinued originating LIBOR-based loans effective December 31, 2021 and will negotiate loans using our preferred replacement index, AMERIBOR, a benchmark developed by the American Financial Exchange; the Secured Overnight Financing Rate (“SOFR”); or BSBY, a benchmark developed by Bloomberg Index Services.
As of December 31, 2021, approximately $3.9 billion of our outstanding loans, and, in addition, certain derivative contracts, borrowings and other financial instruments have attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR has resulted in and could continue to result in added costs and employee efforts and could present additional risk. We are subject to litigation and reputational risks if we are unable to renegotiate and amend existing contracts with counterparties that are dependent on LIBOR, including contracts that do not have fallback language. The timing and manner in which each customer’s contract transitions to AMERIBOR, SOFR or BSBY will vary on a case-by-case basis. There continues to be substantial uncertainty as to the ultimate effects of the LIBOR transition, including with respect to the acceptance and use of AMERIBOR, SOFR, BSBY and other benchmark rates. Since AMERIBOR, SOFR and BSBY rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR, which may lead to increased volatility as compared to LIBOR. The transition has impacted our market risk profiles and required changes to our risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.
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
As of December 31, 2021, approximately 85.8% of our loan portfolio consisted of commercial and industrial, energy, construction and commercial real estate mortgage loans. These types of loans are generally viewed as having more risk of default and are typically larger than residential real estate loans or consumer loans. Because our loan portfolio contains a significant number of commercial and industrial, energy, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. Increases in non-performing loans have resulted in a net loss of earnings from particular loans, an increase in credit loss expense and an increase in loan charge-offs, and these and future instances could have a material adverse effect on our business, financial condition and results of operations. Certain of our credit exposures are concentrated in industries that may be more susceptible to the long-term risks of climate change, natural disasters or global pandemics. To the extent that these risks may have a negative impact on the financial condition of borrowers, it could also have a material adverse effect on our business, financial condition and results of operations. See the section captioned “Loans” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this report for further discussion related to commercial and industrial, energy, construction and commercial real estate loans.

Our Allowance For Credit Losses May Be Insufficient
We maintain allowances for credit losses on loans, securities and off-balance sheet credit exposures. In the case of loans and securities, allowances for credit losses are contra-asset valuation accounts that are deducted from the amortized cost basis of these assets to present the net amount expected to be collected. In the case of off-balance-sheet credit exposures, the allowance for credit losses is a liability account reported as a component of accrued interest payable and other liabilities in our consolidated balance sheets. The amount of each allowance account represents management's best estimate of current expected credit losses on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. As a result, the determination of the appropriate level of allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates related to current and expected future credit risks and trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers and securities issuers; new information regarding existing loans, credit commitments and securities holdings; the continuation of the COVID-19 pandemic or other global pandemics; natural disasters and risks related to climate change; and identification of additional problem loans, ratings down-grades and other factors, both within and outside of our control, may require an increase in the allowances for credit losses on loans, securities and off-balance sheet credit exposures. In addition, bank regulatory agencies periodically review our allowance for credit losses and may require an increase in credit loss expense or the recognition of further loan charge-offs, based on judgments different than those of management. Furthermore, if any charge-offs related to loans, securities or off-balance sheet credit exposures in future periods exceed our allowances for credit losses on loans, securities or off-balance sheet credit exposures, we will need to recognize additional credit loss expense to increase the applicable allowance. Any increase in the allowance for credit losses on loans, securities and/or off-balance sheet credit exposures will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our business, financial condition and results of operations. See the section captioned “Allowance for Credit Losses” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this report for further discussion related to our process for determining the appropriate level of the allowance for credit losses.
We Are Subject to Risk Arising From Conditions In The Commercial Real Estate Market
As of December 31, 2021, commercial real estate mortgage loans comprised approximately 35.9% of our loan portfolio. Commercial real estate mortgage loans generally involve a greater degree of credit risk than residential real estate mortgage loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulations. In recent years, commercial real estate markets have been experiencing substantial growth, and increased competitive pressures have contributed significantly to historically low capitalization rates and rising property values. Furthermore, commercial real estate markets have been particularly impacted by the economic disruption resulting from the COVID-19 pandemic. The COVID-19 pandemic has also been a catalyst for the evolution of various remote work options which could impact the long-term performance of some types of office properties within our commercial real estate portfolio. Accordingly, the federal banking regulatory agencies have expressed concerns about weaknesses in the current commercial real estate market. Failures in our risk management policies, procedures and controls could adversely affect our ability to manage this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which, accordingly, could have a material adverse effect on our business, financial condition and results of operations.
We Are Subject To Volatility Risk In Crude Oil Prices
As of December 31, 2021, we had $1.1 billion of energy loans which comprised approximately 6.6% (or 6.8% excluding Paycheck Protection Program loans) of our loan portfolio at that date. Furthermore, energy production and related industries represent a large part of the economies in some of our primary markets. Actions by members of the Organization of Petroleum Exporting Countries (“OPEC”) can impact global crude oil production levels and lead to significant volatility in global oil supplies and market oil prices. In recent years, decreased market oil prices compressed margins for many U.S. and Texas-based oil producers, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others. In March of 2020, disagreements between members of OPEC signaled that production levels would rise and, when coupled with the uncertainties of the COVID-19 pandemic, led to a significant decline in market oil prices. Oil prices have since recovered from those lows. The price per barrel of crude oil was approximately $75 at December 31, 2021 up from $48 at December 31, 2020. We have experienced increased losses within our energy portfolio in recent years which were impacted by oil price volatility, relative to our historical experience. Continued oil price volatility could have further negative impacts on the U.S. economy, in particular, the economies of energy-dominant states such as Texas, and our borrowers and customers.
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
Liquidity Risk
We Are Subject To Liquidity Risk
We require liquidity to meet our deposit and debt obligations as they come due. Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could reduce our access to liquidity sources include a downturn in the Texas economy, difficult credit markets or adverse regulatory actions against us. Our access to deposits may also be affected by the liquidity needs of our depositors. In particular, a substantial majority of our liabilities are demand, savings, interest checking and money market deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial portion of our assets are loans, which cannot be called or sold in the same time frame. We may not be able to replace maturing deposits and advances as necessary in the future, especially if a large number of our depositors sought to withdraw their accounts, regardless of the reason. Our access to deposits may be negatively impacted by, among other factors, continued periods of low interest rates and increased competition for deposits, including from new financial technology competitors. A failure to maintain adequate liquidity could have a material adverse effect on our business, financial condition and results of operations.
Operational Risks
Our Accounting Estimates and Risk Management Processes Rely On Analytical and Forecasting Models
The processes we use to estimate our expected credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depends upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation, including flaws caused by failures in controls, data management, human error or from the reliance on technology. If the models we use for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models we use for estimating our expected credit losses are inadequate, the allowance for credit losses may not be sufficient to support future charge-offs. If the models we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.

The Value Of Our Goodwill and Other Intangible Assets May Decline In The Future
As of December 31, 2021, we had $655.8 million of goodwill and other intangible assets. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of Cullen/Frost’s common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets which could have a material adverse effect on our business, financial condition and results of operations.
We Are Subject To Risk Arising From Failure Or Circumvention Of Our Controls and Procedures
Our internal controls, disclosure controls and procedures, and corporate governance procedures are based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the controls and procedures are met. Any failure or circumvention of our controls and procedures; failure to comply with regulations related to controls and procedures; or failure to comply with our corporate governance procedures could have a material adverse effect on our reputation, business, financial condition and results of operations, including subjecting us to litigation, regulatory fines, penalties or other sanctions. Furthermore, notwithstanding the proliferation of technology and technology-based risk and control systems, our businesses ultimately rely on people as our greatest resource, and, from time-to-time, they make mistakes or engage in violations of applicable policies, laws, rules or procedures that are not always caught immediately by our technological processes or by our controls and other procedures, which are intended to prevent and detect such errors or violations. Human errors, malfeasance and other misconduct, including the intentional misuse of client information in connection with insider trading or for other purposes, even if promptly discovered and remediated, can result in reputational damage or legal risk and have a material adverse effect on our business, financial condition and results of operations.
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
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology driven products and services or be successful in marketing these products and services to our customers. In addition, our implementation of certain new technologies, such as those related to artificial intelligence, automation and algorithms, in our business processes may have unintended consequences due to their limitations or our failure to use them effectively. In addition, cloud technologies are also critical to the operation of our systems, and our reliance on cloud technologies is growing. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on our business, financial condition and results of operations.
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
Our Reputation and Our Business Are Subject to Negative Publicity Risk
Reputation risk, or the risk to our earnings and capital from negative public opinion, is inherent in our business. Negative public opinion could adversely affect our ability to keep and attract customers and expose us to adverse legal and regulatory consequences. Negative public opinion could result from our actual or alleged conduct in any number of activities, including (i) lending practices, (ii) branching strategy, (iii) product and service offerings, (iv) corporate governance, (v) regulatory compliance, (vi) mergers and acquisitions, (vii) disclosure, (viii) sharing or inadequate protection of customer information, (ix) successful or attempted cyber attacks against us, our customers or our third-party partners or vendors and (x) failure to discharge any publicly announced commitments to employees or environmental, social and governance initiatives or to respond adequately to social and sustainability concerns from the viewpoint of our stakeholders from actions taken by government regulators and community organizations in response to our conduct. Negative public opinion could also result from adverse news or publicity that impairs the reputation of the financial services industry generally or from the actions of our employees, customers, affiliates or third parties with whom we do business. In addition, our reputation or prospects may be significantly damaged by adverse publicity or negative information regarding us, whether or not true, that may be posted on social media, non-mainstream news services or other parts of the internet, and this risk is magnified by the speed and pervasiveness with which information is disseminated through those channels. Because we conduct most of our business under the “Frost” brand, negative public opinion about one business could affect our other businesses.
Our Business, Financial Condition and Results Of Operations Are Subject To Risk From Changes in Customer Behavior
Individual, economic, political, industry-specific conditions and other factors outside of our control, such as fuel prices, energy costs, real estate values, inflation, taxes or other factors that affect customer income levels, could alter anticipated customer behavior, including borrowing, repayment, investment and deposit practices. Such a change in these practices could materially adversely affect our ability to anticipate business needs and meet regulatory requirements. Further, difficult economic conditions may negatively affect consumer confidence levels. A decrease in consumer confidence levels would likely aggravate the adverse effects of these difficult market conditions on us, our customers and others in the financial institutions industry.
Cullen/Frost Relies On Dividends From Its Subsidiaries For Most Of Its Revenue
Cullen/Frost is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on Cullen/Frost’s common stock and preferred stock and interest and principal on Cullen/Frost’s debt. Various federal and state laws and regulations limit the amount of dividends that Frost Bank and certain non-bank subsidiaries may pay to Cullen/Frost. Also, Cullen/Frost’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors and depositors. In the event Frost Bank is unable to pay dividends to Cullen/Frost, Cullen/Frost may not be able to service debt, pay obligations or pay dividends on our common stock or our preferred stock. The inability to receive dividends from Frost Bank could have a material adverse effect on our business, financial condition and results of operations. See the section captioned “Supervision and Regulation” in Item 1. Business and Note 9 - Capital and Regulatory Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data elsewhere in this report.
Our Information Systems May Experience Failure, Interruption Or Breach In Security
In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. Any failure, interruption or breach in security of these systems could result in significant disruption to our operations. Information security breaches and cybersecurity-related incidents include, but are not limited to, attempts to access information, including customer and company information, malicious code, computer viruses and denial of service attacks that could result in unauthorized access, theft, misuse, loss, release or destruction of data (including confidential customer information), account takeovers, unavailability of service or other events. These types of threats may derive from human error, fraud or malice on the part of external or internal parties, or may result from accidental technological failure. Our technologies, systems, networks and software have been and continue to be subject to cybersecurity threats and attacks, which range from uncoordinated individual attempts to sophisticated and targeted measures directed at us. Any failures related to upgrades and maintenance of our technology and information systems could further increase our information and system security risk. Our increased use of cloud and other technologies, such as remote work technologies, also increases our risk of being subject to a cyber attack. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased.
Our customers, employees and third parties that we do business with have been, and will continue to be, targeted by parties using fraudulent e-mails and other communications in attempts to misappropriate passwords, bank account information or other personal information or to introduce viruses or other malware programs to our information systems, the information systems of our merchants or third-party service providers and/or our customers' personal devices, which are beyond our security control systems. Though we endeavor to mitigate these threats through product improvements, use of encryption and authentication technology and customer and employee education, such cyber attacks against us, our merchants, our third-party service providers and our customers remain a serious issue and have been successful in the past.
Although we make significant efforts to maintain the security and integrity of our information systems and have implemented various measures to manage the risks of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even well protected information, networks, systems and facilities remain potentially vulnerable to attempted security breaches or disruptions because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is virtually impossible for us to entirely mitigate this risk. Furthermore, in the event of a cyber attack, we may be delayed in identifying or responding to the attack, which could increase the negative impact of the cyber attack on our business, financial condition and results of operations. While we maintain specific “cyber” insurance coverage, which would apply in the event of various breach scenarios, the amount of coverage may not be adequate in any particular case. Furthermore, because cyber threat scenarios are inherently difficult to predict and can take many forms, some breaches may not be covered under our cyber insurance coverage. A security breach or other significant disruption of our information systems or those related to our customers, merchants or our third-party vendors, including as a result of cyber attacks, could (i) disrupt the proper functioning of our networks and systems and therefore our operations and/or those of our customers; (ii) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of confidential, sensitive or otherwise valuable information of ours or our customers; (iii) result in a violation of applicable privacy, data breach and other laws, subjecting us to additional regulatory scrutiny and exposing us to civil litigation, enforcement actions, governmental fines and possible financial liability; (iv) require significant management attention and resources to remedy the damages that result; or (v) harm our reputation or cause a decrease in the number of customers that choose to do business with us. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
Our Operations Rely On Certain External Vendors
We rely on certain external vendors to provide products and services necessary to maintain our day-to-day operations. These third-party vendors are sources of operational and informational security risk to us, including risks associated with operational errors, information system failures, interruptions or breaches and unauthorized disclosures of sensitive or confidential client or customer information. If these vendors encounter any of these issues, or if we have difficulty communicating with them, we could be exposed to disruption of operations, loss of service or connectivity to customers, reputational damage, and litigation risk that could have a material adverse effect on our business and, in turn, our financial condition and results of operations.
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

We Are Subject To Litigation Risk Pertaining To Intellectual Property
Banking and other financial services companies, including us, rely on technology companies to provide information technology products and services necessary to support day-to-day operations. Technology companies frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they have purchased or otherwise obtained. Competitors of our vendors, or other individuals or companies, have from time to time claimed to hold intellectual property sold to us by our vendors or in use by us and we are, and may in the future be, named as defendants in various related legal claims. Such claims may increase in the future as the financial services sector becomes more reliant on information technology vendors. The plaintiffs in these actions frequently seek injunctions and substantial damages and may also seek to enter into licensing agreements with us to obtain ongoing fees.
Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, we may have to engage in protracted litigation. Such litigation is often expensive, time-consuming, disruptive to our operations and distracting to management. If we are found to infringe upon one or more patents or other intellectual property rights, we may be required to pay substantial damages or royalties to a third-party. In certain cases, we have and in the future may consider entering into licensing agreements for disputed intellectual property, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. These licenses may also significantly increase our operating expenses. If legal matters related to intellectual property claims were resolved against us or settled, we could be required to make payments in amounts that could have a material adverse effect on our business, financial condition and results of operations.
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
External and Market-Related Risks
Our Profitability Depends Significantly On Economic Conditions In The State Of Texas
Our success depends substantially on the general economic conditions of the State of Texas and the specific local markets in which we operate. Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services primarily to customers across Texas through financial centers in the Austin, Corpus Christi, Dallas, Fort Worth, Houston, Permian Basin, Rio Grande Valley and San Antonio regions. The local economic conditions in these areas have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. Moreover, all of the securities in our municipal bond portfolio were issued by political subdivisions or agencies within the State of Texas. A significant decline in general economic conditions in Texas, whether caused by recession, inflation, unemployment, changes or prolonged stagnation in oil prices, changes in securities markets, acts of terrorism, pandemics, natural disasters, climate change, outbreak of hostilities or other international or domestic occurrences or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our business, financial condition and results of operations.
We Are Subject to Risk Arising From The Soundness Of Other Financial Institutions and Counterparties
Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to us. Increased interconnectivity amongst financial institutions also increases the risk of cyber attacks and information system failures for financial institutions. Any such losses could have a material adverse effect on our business, financial condition and results of operations.
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
Also, technology and other changes have lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks. In particular, the activity of fintechs/wealthtechs has grown significantly over recent years and is expected to continue to grow. Some fintechs/wealthtechs are not subject to the same regulation as we are, which may allow them to be more competitive. Fintechs/wealthtechs have and may continue to offer bank or bank-like products and a number of such organizations have applied for bank or industrial loan charters while others have partnered with existing banks to allow them to offer deposit products to their customers. Increased competition from fintechs/wealthechs and the growth of digital banking may also lead to pricing pressures as competitors offer more low-fee and no-fee products.
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
Compliance and Regulatory Risks
We Are Subject To Extensive Government Regulation and Supervision and Related Enforcement Powers and Other Legal Remedies
We, primarily through Cullen/Frost, Frost Bank and certain non-bank subsidiaries, are subject to extensive federal and state regulation and supervision, which vests a significant amount of discretion in the various regulatory authorities. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. These regulations and supervisory guidance affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies or supervisory guidance, including changes in interpretation or implementation of statutes, regulations, policies or supervisory guidance, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, limit our ability to return capital to shareholders or conduct certain activities, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, policies or supervisory guidance could result in enforcement and other legal actions by Federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, the revocation of a banking charter, enforcement actions or sanctions by regulatory agencies, significant fines and civil money penalties and/or reputational damage. In this regard, government authorities, including the bank regulatory agencies, are pursuing aggressive enforcement actions with respect to compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived compliance failures. Directives issued to enforce such actions may be confidential and thus, in some instances, we are not permitted to publicly disclose these actions. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations. See the sections captioned “Supervision and Regulation” included in Item 1. Business and Note 9 - Capital and Regulatory Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data elsewhere in this report.
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
We are subject to laws and regulations relating to the privacy of the information of our customers, employees and others, and any failure to comply with these laws and regulations could expose us to liability and/or reputational damage. As new privacy-related laws and regulations are implemented, the time and resources needed for us to comply with such laws and regulations, as well as our potential liability for non-compliance and reporting obligations in the case of data breaches, may significantly increase.
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
Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Acquisitions may also result in potential dilution to existing stockholders of our earnings per share if we issue common stock in connection with the acquisition. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on our business, financial condition and results of operations.

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
Risks Associated With Our Common Stock
The Trading Volume In Our Common Stock Is Less Than That Of Other Larger Financial Services Companies
Although our common stock is listed for trading on the New York Stock Exchange (“NYSE”), the trading volume in our common stock is less than that of other, larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall.
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
An Investment In Our Common Stock Is Not An Insured Deposit
Our common stock is not a bank deposit and, therefore, is not insured against loss by the Federal Deposit Insurance Corporation (“FDIC”), any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you could lose some or all of your investment.
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
The COVID-19 pandemic has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, our business, financial condition, liquidity and results of operations. The extent to which the COVID-19 pandemic will continue to negatively affect our business, financial condition, liquidity and results of operations will depend on future developments, which are highly uncertain and cannot be predicted and many of which are outside of our control, including the scope and duration of the pandemic, the emergence of new variants, the effectiveness of our Business Continuity and Health Emergency Response plans, the direct and indirect impact of the pandemic on our employees, customers, clients, counterparties and service providers, as well as other market participants, and actions taken, or that may yet be taken, or inaction, by governmental authorities and other third parties in response to the pandemic. Should the pandemic continue for a more extended period or worsen, we may face additional circumstances such as significant draws on credit lines should customers seek to increase liquidity. Furthermore, should the pandemic continue, we may experience increased rates of employee illness or unavailability, and may experience challenges recruiting new employees.
Any disruption to our ability to deliver financial products or services to, or interact with, our clients and customers could result in losses or increased operational costs, regulatory fines, penalties and other sanctions, or harm our reputation. We are also subject to litigation and reputational risk arising from our response to the COVID-19 pandemic. The length of the pandemic and the efficacy of the measures being put in place to address it are unknown as efforts to combat the virus have been complicated by viral variants and uneven access to, and acceptance and effectiveness of, vaccines globally. To the extent the pandemic adversely affects our business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described in this report. See the section captioned “COVID-19 Effects, Actions and Recent Developments” in Part II. Financial Information, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this report for further discussion.
General Risk Factors
We are Subject To Risk From Fluctuating Conditions In The Financial Markets and Economic and Political Conditions Generally
Our success depends, to a certain extent, upon local, national and global economic and political conditions, as well as governmental monetary policies. Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the markets where we operate, in the State of Texas and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by a decline in economic growth both in the U.S. and internationally; declines in business activity or investor or business confidence; limitations on the availability of or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; oil price volatility; natural disasters; trade policies and tariffs; or a combination of these or other factors. While recent economic conditions in the State of Texas, the United States and worldwide have seen improving trends since the onset of the COVID-19 pandemic, there can be no assurance that this improvement will continue. Evolving responses from federal and state governments and other regulators, and our customers or our third-party partners or vendors, to new challenges such as climate change have impacted and could continue to impact the economic and political conditions under which we operate. Economic and inflationary pressure on consumers and uncertainty regarding continuing economic improvement could result in changes in consumer and business spending, borrowing and savings habits. Such conditions could have a material adverse effect on the credit quality of our loans and our business, financial condition and results of operations.

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
We May Not Be Able To Attract and Retain Skilled People
Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in many activities engaged in by us is intense including with respect to compensation and emerging workplace practices, accommodations and remote work options, and we may not be able to hire people or to retain them. We do not currently have employment agreements or non-competition agreements with any of our senior officers. The unexpected loss of services of key personnel could have a material adverse impact on our business, financial condition and results of operations because of their customer relationships, skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel. In addition, the scope and content of U.S. banking regulators' policies on incentive compensation, as well as changes to these policies, could adversely affect our ability to hire, retain and motivate our key employees.
Severe Weather, Natural Disasters, Acts Of War Or Terrorism and Other Adverse External Events Could Significantly Impact Our Business and Our Customers
Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. In addition, such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Furthermore, the occurrence of any such event in the future could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.
Climate Change Could Have a Material Negative Impact on Us and Our Customers
Our business, as well as the operations and activities of our customers, could be negatively impacted by climate change. Climate change presents both immediate and long-term risks to us and our customers and these risks are expected to increase over time. Climate changes presents multi-faceted risks, including (i) operational risk from the physical effects of climate events on our facilities and other assets as well as those of our customers; (ii) credit risk from borrowers with significant exposure to climate risk; and (iii) reputational risk from stakeholder concerns about our practices related to climate change, our carbon footprint and our business relationships with customers who operate in carbon-intensive industries. Our business, reputation and ability to attract and retain employees may also be harmed if our response to climate changed is perceived to be ineffective or insufficient.
Climate change exposes us to physical risk as its effects may lead to more frequent and more extreme weather events, such as prolonged droughts or flooding, tornados, hurricanes, wildfires and extreme seasonal weather; and longer-term shifts, such as increasing average temperatures, ozone depletion and rising sea levels. Such events and long-term shifts may damage, destroy or otherwise impact the value or productivity of our properties and other assets; reduce the availability of insurance; and/or disrupt our operations and other activities through prolonged outages. Such events and long-term shifts may also have a significant impact on our customers, which could amplify credit risk by diminishing borrowers’ repayment capacity or collateral values, and other businesses and counterparties with whom we transact, which could have a broader impact on the economy, supply chains and distribution networks.
Climate change also exposes us to transition risks associated with the transition to a less carbon-dependent economy. Transition risks may result from changes in policies; laws and regulations; technologies; and/or market preferences to address climate change. Such changes could materially, negatively impact our business, results of operations, financial condition and/or our reputation, in addition to having a similar impact on our customers. We have customers who operate in carbon-intensive industries like oil and gas that are exposed to climate risks, such as those risks related to the transition to a less carbon-dependent economy, as well as customers who operate in low-

carbon industries that may be subject to risks associated with new technologies. Federal and state banking regulators and supervisory authorities, investors and other stakeholders have increasingly viewed financial institutions as important in helping to address the risks related to climate change both directly and with respect to their customers, which may result in financial institutions coming under increased pressure regarding the disclosure and management of their climate risks and related lending and investment activities. Given that climate change could impose systemic risks upon the financial sector, either via disruptions in economic activity resulting from the physical impacts of climate change or changes in policies as the economy transitions to a less carbon-intensive environment, we face regulatory risk of increasing focus on our resilience to climate-related risks, including in the context of stress testing for various climate stress scenarios. Ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices may result in higher regulatory, compliance, credit and reputational risks and costs.
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
ITEM 4. MINE SAFETY DISCLOSURES
None

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Our Common Stock
Our common stock is traded on the New York Stock Exchange, Inc. (“NYSE”) under the symbol “CFR”. As of December 31, 2021, there were 63,986,236 shares of our common stock outstanding held by 1,046 holders of record. The closing price per share of common stock on December 31, 2021, the last trading day of our fiscal year, was $126.07.
Stock-Based Compensation Plans
Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2021, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below. Additional information regarding stock-based compensation plans is presented in Note 11 - Employee Benefit Plans in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data elsewhere in this report.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards		Weighted-Average Exercise Price of Outstanding Awards		Number of Shares Available for Future Grants
Plans approved by shareholders	1,585,779	(1)	$69.02	(2)	777,687
Plans not approved by shareholders	—		—		—
Total	1,585,779		69.02		777,687

(1)Includes 877,681 shares related to stock options, 449,337 shares related to non-vested stock units, 56,301 shares related to director deferred stock units and 202,460 shares related to performance stock units (assuming attainment of the maximum payout rate as set forth by the performance criteria).
(2)Excludes outstanding stock units which are exercised for no consideration.
Stock Repurchase Plans
From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On January 26, 2022, our board of directors authorized a $100.0 million stock repurchase plan, allowing us to repurchase shares of our common stock over a one-year period from time to time at various prices in the open market or through private transactions. Under prior stock repurchase plans, we repurchased, 177,834 shares at a total cost of $13.7 million during 2020 and 699,031 shares at a total cost of $67.2 million during 2019. No shares were repurchased under a stock repurchase plan during 2021.
The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the fourth quarter of 2021.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans at the End of the Period
October 1, 2021 to October 31, 2021	19,214	(1)	$131.31	—	$100,000
November 1, 2021 to November 30, 2021	—		—	—	100,000
December 1, 2021 to December 31, 2021	—		—	—	100,000
Total	19,214			—
(1)Repurchases made in connection with the vesting of certain share awards.

Performance Graph
The performance graph below compares the cumulative total shareholder return on Cullen/Frost Common Stock with the cumulative total return on the equity securities of companies included in the Standard & Poor’s 500 Stock Index and the Standard and Poor’s 500 Bank Index, measured at the last trading day of each year shown. The graph assumes an investment of $100 on December 31, 2016 and reinvestment of dividends on the date of payment without commissions. The performance graph represents past performance and should not be considered to be an indication of future performance.

Cumulative Total Returns
on $100 Investment Made on December 31, 2016
Cullen/Frost
S&P 500
S&P 500 Banks
260
240
220
200
180
160
140
120
100
80
2016
2017
2018
2019
2020
2021

	2016	2017	2018	2019	2020	2021
Cullen/Frost	$100.00	$109.92	$104.60	$119.87	$110.85	$164.27
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
S&P 500 Banks	100.00	122.55	102.41	144.02	124.21	168.24
ITEM 6. [RESERVED]

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
•The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) and their application with which we and our subsidiaries must comply.
•The soundness of other financial institutions.
•Political instability.
•Impairment of our goodwill or other intangible assets.
•Acts of God or of war or terrorism.
•The potential impact of climate change.
•The timely development and acceptance of new products and services and perceived overall value of these products and services by users.
•Changes in consumer spending, borrowings and savings habits.
•Changes in the financial performance and/or condition of our borrowers.
•Technological changes.
•The cost and effects of cyber incidents or other failures, interruptions or security breaches of our systems or those of our customers or third-party providers.
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
COVID-19 Effects, Actions and Recent Developments
Overview. During 2020 and to a lesser extent in 2021, our business has been, and continues to be, impacted by the ongoing outbreak of COVID-19. In March 2020, COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the President of the United States. Efforts to limit the spread of COVID-19 have included quarantines/shelter-in-place orders, the closure or limiting capacity of businesses, travel restrictions, supply chain limitations and prohibitions on public gatherings, among other things, throughout many parts of the United States and, in particular, the markets in which we operate. As the current pandemic is ongoing and dynamic in nature, there are many uncertainties related to COVID-19 including, among other things, its severity; the duration of the outbreak; the impact to our customers, employees and vendors; the impact to the financial services and banking industry; and the impact to the economy as a whole as well as the effect of actions taken, or that may yet be taken, or inaction by governmental authorities to contain the outbreak or to mitigate its impact (both economic and health-related). COVID-19 has negatively affected, and is expected to continue to negatively affect, our business, financial position and operating results. In light of the uncertainties and continuing developments discussed herein, the ultimate adverse impact of COVID-19 cannot be reliably estimated at this time, but it has been and is expected to continue to be material. The longer-term potential impact on our business could depend to a large extent on future developments and actions taken by authorities and other entities to contain COVID-19 and its economic impact. Furthermore, the sustainability of the economic recovery observed in 2021 remains unclear and significant volatility could continue for a prolonged period as the potential exists for additional variants of COVID-19, including the recent Omicron variant, to impede the global economic recovery and exacerbate geographic differences in the spread of, and response to, COVID-19.
Impact on our Operations. In 2020, the State of Texas and many other jurisdictions declared health emergencies. The resulting closures and/or limited operations of non-essential businesses and related economic disruption impacted our operations as well as the operations of our customers. Financial services were identified as a Critical Infrastructure Sector by the Department of Homeland Security. Accordingly, our business remained open and we implemented our Business Continuity and Health Emergency Response plans to address the issues arising as a result of COVID-19 and to facilitate the continued delivery of essential services while maintaining a high level of safety for our customers as well as our employees. Nonetheless, as the COVID-19 pandemic continues to be on-going, there continues to be uncertainties related to its magnitude, duration and persistent effects. This is particularly the case with the emergence, contagiousness and threat of new and different strains of the virus as well as the availability, acceptance and effectiveness of vaccines. As such, the COVID-19 pandemic could still, among other things, greatly affect our routine and essential operations due to staff absenteeism, particularly among key personnel; result in limited access to or closures of our branch facilities and other physical offices; exacerbate operational, technical or security-related risks arising from a remote workforce; and result in adverse government or regulatory agency orders. Additionally, we are experiencing an increasingly competitive labor market due to an on-going labor shortage which has impacted and could continue to impact our ability to staff open positions and/or retain existing employees and has resulted in and could continue to result in an increase in our staffing costs. The business and operations of our third-party service providers, many of whom perform critical services for our business, could also be significantly impacted by many of these same issues, which in turn could impact us. As a result, we continue to be unable to fully assess or predict the extent of the effects of COVID-19 on our operations as the ultimate impact will depend on factors that are currently unknown and/or beyond our control.
Impact on our Financial Position and Results of Operations. Our financial position and results of operations are particularly susceptible to the ability of our loan customers to meet loan obligations, the availability of our workforce, the availability of our vendors and the decline in the value of assets held by us. While its effects continue to be on-going, during 2020 and to a lesser extent in 2021, the COVID-19 pandemic resulted in a significant decrease in commercial activity throughout the State of Texas as well as nationally. This decrease in commercial activity caused and, in light of new and different strains of the virus, may yet further cause our customers (including affected businesses and individuals), vendors and counterparties to be unable to meet existing payment or other obligations to us. The national public health crisis arising from the COVID-19 pandemic (and public expectations about it), combined with other factors, including, but not limited to, inflation, labor shortages, supply chain disruption and further oil price volatility, could, despite improvements in 2021, again destabilize the financial markets and geographies in which we operate. The resulting economic pressure on consumers and uncertainty regarding the sustainability of any economic improvements could further impact the creditworthiness of potential and current borrowers. Borrower loan defaults that adversely affect our earnings correlate with deteriorating economic conditions, which, in turn, are likely to impact our borrowers' creditworthiness and our ability to make loans. See further information related to the risk exposure of our loan portfolio under the sections captioned “Loans” and “Allowance for Credit Losses” elsewhere in this discussion.
In addition, the economic pressures and uncertainties arising from the COVID-19 pandemic have resulted in and may continue to result in specific changes in consumer and business spending and borrowing and saving habits, affecting the demand for loans and other products and services we offer. Consumers affected by COVID-19 may continue to demonstrate changed behavior even after the crisis is over. For example, consumers may decrease discretionary spending on a permanent or long-term basis and certain industries may take longer to recover (particularly those that rely on travel or large gatherings) as consumers may be hesitant to return to full social interaction. We lend to customers operating in such industries including energy, hotels/lodging, restaurants, entertainment and commercial real estate, among others, that have been significantly impacted by COVID-19 and we are continuing to monitor these customers closely. Additionally, the temporary closures of bank branches in 2020 and the safety precautions implemented at re-opened branches could result in consumers becoming more comfortable with technology and devaluing face-to-face interaction. Our business is relationship driven and such changes could necessitate changes to our business practices to accommodate changing consumer behaviors.
Legislative and Regulatory Actions. Actions taken by the federal government and the Federal Reserve and other bank regulatory agencies to mitigate the economic effects of COVID-19 have impacted our financial position and results of operations. These actions are further discussed below.
During 2020, in an effort to provide monetary stimulus to counteract the economic disruption caused by COVID-19, the Federal Reserve:
•Expanded reverse repo operations, adding liquidity to the banking system.
•Restarted quantitative easing.
•Lowered the interest rate at the discount window by 1.5% to 0.25%.
•Reduced reserve requirement ratios to zero percent.
•Encouraged banks to use their capital and liquidity buffers to lend.
•Introduced and expanded several new temporary programs to help preserve market liquidity.
In 2020, the U.S. government enacted certain fiscal stimulus measures in several phases to counteract the economic disruption caused by the COVID-19. The Phase 1 legislation, the Coronavirus Preparedness and Response Supplemental Appropriations Act, was enacted on March 6, 2020 and, among other things, authorized funding for research and development of vaccines and allocated money to state and local governments to aid containment and response measures. The Phase 2 legislation, the Families First Coronavirus Response Act, was enacted on March 18, 2020 and provided for paid sick/medical leave, established no-cost coverage for coronavirus testing, expanded unemployment benefits, expanded food assistance, and provided additional funding to states for the ongoing economic consequences of the pandemic, among other provisions. The Phase 3 legislation, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), was enacted on March 27, 2020. Among other provisions, the CARES Act (i) authorized the Secretary of the Treasury to make loans, loan guarantees and other investments, up to $500 billion, for assistance to eligible businesses, States and municipalities with limited, targeted relief for passenger air carriers, cargo air carriers, and businesses critical to maintaining national security, (ii) created a $349 billion loan program called the Paycheck Protection Program (the “PPP”) for loans to small businesses for, among other things, payroll, group health care benefit costs and qualifying mortgage, rent and utility payments, (iii) provided certain credits against the 2020 personal income tax for eligible individuals and their dependents, (iv) expanded eligibility for unemployment insurance and provides eligible recipients with an additional $600 per week on top of the unemployment amount determined by each State and (v) expanded tele-health services in Medicare. The Phase 3.5 legislation, the Paycheck Protection Program and Healthcare Enhancement Act of 2020 (the “PPPHE Act”), was enacted on April 24, 2020. Among other things, the PPPHE Act provided an additional $310 billion of funding for the PPP. The Paycheck Protection Program Flexibility Act of 2020” (the “PPPF Act”) was enacted in June 2020 to modify certain provisions of the PPP including, among other things, establishing a minimum maturity of five years for all loans made after the enactment of the PPPF Act and permitted an extension of the maturity of existing loans to five years if the borrower and lender agree.
In December 2020, the Bipartisan-Bicameral Omnibus COVID Relief Deal, included as a component of appropriations legislation, was enacted to provide economic stimulus to individuals and businesses in further response to the economic distress caused by the COVID-19 pandemic. Among other things, the legislation (i) authorized payments of $600 for individuals making up to $75,000 per year, (ii) extended the timeframe for enhanced unemployment benefits and (iii) authorized approximately $325 billion for small business relief, including approximately $284 billion for a second round of PPP loans and a new simplified forgiveness procedure for PPP loans of $150,000 or less.
During the first quarter of 2021, President Biden signed a number of executive orders relating to stimulus and relief measures. These orders included, among other things, (i) an extension, through March 31, 2021, of the moratorium on evictions and foreclosures, (ii) an extension, through September 30, 2021, of the deferral of federal student loan payments and interest and (iii) an extension, through June 30, 2021, of certain mortgage forbearance programs and guidelines.
On March 11 2021, the American Rescue Plan Act of 2021 (the “ARP Act”) was enacted, implementing a $1.9 trillion package of stimulus and relief proposals. Among other things, the ARP Act provided (i) additional funding for the PPP program and an expansion of the program for the benefit of certain nonprofits, (ii) funding for the Small Business Administration (“SBA”) to make targeted grants for restaurants and similar establishments, (iii) direct cash payments of up to $1,400 to individuals, subject to income provisions, (iv) an increase in the maximum annual Child Tax Credit, subject to income limitation provisions, (v) $300 a week in expanded unemployment insurance lasting through September 6, 2021 and made $10,200 in unemployment benefits tax free for households, subject to income limitation provisions, (vi) tax relief making any student loan forgiveness incurred between December 31, 2020, and January 1, 2026 non-taxable income, and (vii) funding to support state and local governments; K-12 schools and higher education; the Centers for Disease Control; public transit; rental assistance; child care; and airline industry workers.
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
The above mentioned significant fiscal stimulus and monetary policy actions of the U.S. government and Federal Reserve have been contributing factors to an inflationary surge during most of 2021. As a result, in December 2021, the Federal Reserve released projections related to the target range for the federal funds rate that imply, while there can be no such assurance that any increases in the federal funds rate will occur, three 25 basis point increases in the federal funds rate in 2022, followed by three in 2023 and two in 2024 as further discussed in the section captioned “Net Interest Income” elsewhere in this discussion.
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
Overview
The following discussion and analysis presents the more significant factors that affected our financial condition as of December 31, 2021 and 2020 and results of operations for each of the years then ended. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the SEC on February 5, 2021 (the “2020 Form 10-K”) for a discussion and analysis of the more significant factors that affected periods prior to 2020.
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

Results of Operations
Net income available to common shareholders totaled $435.9 million, or $6.76 diluted per common share, in 2021 compared to $323.6 million, or $5.10 diluted per common share, in 2020 and $435.5 million, or $6.84 diluted per common share, in 2019.
Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	2021	2020	2019
Taxable-equivalent net interest income	$1,077,315	$1,070,937	$1,100,586
Taxable-equivalent adjustment	92,448	94,936	96,581
Net interest income	984,867	976,001	1,004,005
Credit loss expense	63	241,230	33,759
Non-interest income	386,728	465,454	363,902
Non-interest expense	881,994	848,904	834,679
Income before income taxes	489,538	351,321	499,469
Income tax expense	46,459	20,170	55,870
Net income	443,079	331,151	443,599
Preferred stock dividends	7,157	2,016	8,063
Redemption of preferred stock	—	5,514	—
Net income available to common shareholders	$435,922	$323,621	$435,536
Earnings per common share - basic	$6.79	$5.11	$6.89
Earnings per common share - diluted	6.76	5.10	6.84
Dividends per common share	2.94	2.85	2.80
Return on average assets	0.95%	0.85%	1.36%
Return on average common equity	10.35	8.11	12.24
Average shareholders' equity to average assets	9.48	10.64	11.54
Net income available to common shareholders increased $112.3 million for 2021 compared to 2020. The increase was primarily the result of a $241.2 million decrease in credit loss expense and an $8.9 million increase in net interest income partly offset by a $78.7 million decrease in non-interest income, a $33.1 million increase in non-interest expense and a $26.3 million increase in income tax expense. Credit loss expense during 2020 was impacted by both our adoption of a new credit loss accounting standard and the adverse events impacting our loan portfolio, including those arising from the COVID-19 pandemic and the significant volatility in oil prices. Non-interest income during 2020 was impacted by a $109.0 million net gain on securities transactions during the first quarter. Net income available to common shareholders during 2020 was also impacted by the reclassification of $5.5 million of issuance costs associated with our Series A preferred stock to retained earnings upon redemption of the Series A preferred stock.
Details of the changes in the various components of net income are further discussed below.

Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 71.8% of total revenue during 2021. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.
The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate. The prime rate began 2019 at 5.50% and decreased 50 basis points during the third quarter of 2019 (25 basis points in each of August and September) and 25 basis points in October 2019 to end the year at 4.75%. During 2020, the prime rate decreased 150 basis points in March to 3.25% where it remained through December 31, 2021. Our loan portfolio is also significantly impacted, by changes in the London Interbank Offered Rate (“LIBOR”). At December 31, 2021, the one-month and three-month U.S. dollar LIBOR rates were 0.10% and 0.21%, respectively, while at December 31, 2020, the one-month and three-month U.S. dollar LIBOR rates were 0.14% and 0.24% respectively, and at December 31, 2019, the one-month and three-month U.S. dollar LIBOR rates were 1.76% and 1.90% respectively. We discontinued originating LIBOR-based loans effective December 31, 2021 and will negotiate loans using our preferred replacement index, the American Interbank Offered Rate (“AMERIBOR”), a benchmark developed by the American Financial Exchange, the Secured Overnight Financing Rate (“SOFR”) or (“BSBY”), a benchmark developed by Bloomberg Index Services. For our currently outstanding LIBOR-based loans, the timing and manner in which each customer’s contract transitions to AMERIBOR, SOFR or BSBY will vary on a case-by-case basis. We expect to complete all transitions by the first quarter of 2023.
The target range for the federal funds rate, which is the cost of immediately available overnight funds, began 2019 at 2.25% to 2.50% and decreased 50 basis points during the third quarter of 2019 (25 basis points in each of August and September) and 25 basis points in October 2019 to end the year at 1.50% to 1.75%. During 2020, the target range for the federal funds rate decreased 150 basis points in March to zero to 0.25% where it remained through December 31, 2021. The decrease in the target range for the federal funds rate in March 2020 was largely an emergency measure by the Federal Reserve aimed at blunting the economic impact of COVID-19. In December 2021, the Federal Reserve released projections whereby the midpoint of the projected appropriate target range for the federal funds rate would rise to 0.9% by the end of 2022, to 1.6% by the end of 2023 and to 2.1% by the end of 2024. While there can be no such assurance that any increases in the federal funds rate will occur, these projections imply three 25 basis point increases in the federal funds rate in 2022, followed by three in 2023 and two in 2024.
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

The following table presents an analysis of net interest income and net interest spread for the periods indicated, including average outstanding balances for each major category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rate earned or paid on such assets or liabilities, respectively. The table also sets forth the net interest margin on average total interest-earning assets for the same periods. For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 21% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale, while yields are based on average amortized cost.

	2021			2020			2019
	Average Balance	Interest Income/ Expense	Yield /Cost	Average Balance	Interest Income/ Expense	Yield /Cost	Average Balance	Interest Income/ Expense	Yield /Cost
Assets:
Interest-bearing deposits	$13,530,312	$17,878	0.13%	$5,302,616	$12,893	0.24%	$1,616,896	$35,590	2.20%
Federal funds sold	14,836	31	0.21	78,817	723	0.92	233,716	5,260	2.25
Resell agreements	6,611	16	0.24	20,923	172	0.82	11,897	264	2.22
Securities:
Taxable	4,606,562	89,550	1.97	4,234,318	93,569	2.27	5,048,552	117,082	2.33
Tax-exempt	8,268,416	314,600	4.06	8,447,036	323,928	4.08	8,248,812	325,058	4.06
Total securities	12,874,978	404,150	3.29	12,681,354	417,497	3.46	13,297,364	442,140	3.40
Loans, net of unearned discount	16,769,631	679,142	4.05	17,164,453	684,686	3.99	14,440,549	747,112	5.17
Total earning assets and average rate earned	43,196,368	1,101,217	2.58	35,248,163	1,115,971	3.22	29,600,422	1,230,366	4.20
Cash and due from banks	564,564			527,875			503,929
Allowance for credit losses	(258,668)			(232,596)			(135,928)
Premises and equipment, net	1,038,034			1,043,789			876,442
Accrued interest receivable and other assets	1,442,682			1,373,969			1,240,986
Total assets	$45,982,980			$37,961,200			$32,085,851

Liabilities:
Non-interest-bearing demand deposits	16,670,807			13,563,696			10,358,416
Interest-bearing deposits:
Savings and interest checking	10,682,149	1,365	0.01	8,283,665	2,467	0.03	7,243,016	10,574	0.15
Money market deposit accounts	9,990,626	9,462	0.09	8,457,263	15,417	0.18	7,806,175	72,626	0.93
Time accounts	1,129,041	3,693	0.33	1,133,648	14,134	1.25	1,005,670	16,542	1.64
Total interest-bearing deposits	21,801,816	14,520	0.07	17,874,576	32,018	0.18	16,054,861	99,742	0.62
Total deposits	38,472,623		0.04	31,438,272		0.10	26,413,277		0.38
Federal funds purchased	32,177	32	0.10	33,135	100	0.30	16,732	347	2.07
Repurchase agreements	2,115,276	2,209	0.10	1,436,833	4,382	0.30	1,266,649	19,328	1.53
Junior subordinated deferrable interest debentures	133,744	2,484	1.86	136,330	3,560	2.61	136,272	5,706	4.19
Subordinated notes	99,105	4,657	4.70	98,948	4,656	4.71	98,792	4,657	4.71
Federal Home Loan Bank advances	—	—	—	109,290	318	0.29	—	—	—
Total interest-bearing liabilities and average rate paid	24,182,118	23,902	0.10	19,689,112	45,034	0.23	17,573,306	129,780	0.74
Accrued interest payable and other liabilities	771,392			669,755			452,090
Total liabilities	41,624,317			33,922,563			28,383,812
Shareholders’ equity	4,358,663			4,038,637			3,702,039
Total liabilities and shareholders’ equity	$45,982,980			$37,961,200			$32,085,851
Net interest income		$1,077,315			$1,070,937			$1,100,586
Net interest spread			2.48%			2.99%			3.46%
Net interest income to total average earning assets			2.53%			3.09%			3.75%

The following table presents the changes in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to changes in the average interest rate on those assets and liabilities. The changes in net interest income due to changes in both average volume and average interest rate have been allocated to the average volume change or the average interest rate change in proportion to the absolute amounts of the change in each. The comparisons between years includes an additional change factor that shows the effect of the difference in the number of days (due to leap year in 2020) in each period for assets and liabilities that accrue interest based upon the actual number of days in the period, as further discussed below.

	2021 vs. 2020				2020 vs. 2019
	Increase (Decrease) Due to Change in				Increase (Decrease) Due to Change in
	Rate	Volume	Days	Total	Rate	Volume	Days	Total
Interest-bearing deposits	$(7,856)	$12,876	$(35)	$4,985	$(51,971)	$29,239	$35	$(22,697)
Federal funds sold	(336)	(354)	(2)	(692)	(2,140)	(2,399)	2	(4,537)
Resell agreements	(79)	(77)	—	(156)	(223)	131	—	(92)
Securities:
Taxable	(13,040)	9,021	—	(4,019)	(2,951)	(20,562)	—	(23,513)
Tax-exempt	(1,618)	(7,710)	—	(9,328)	1,486	(2,616)	—	(1,130)
Loans, net of unearned discounts	11,000	(14,673)	(1,871)	(5,544)	(189,507)	125,210	1,871	(62,426)
Total earning assets	(11,929)	(917)	(1,908)	(14,754)	(245,306)	129,003	1,908	(114,395)
Savings and interest checking	(1,767)	672	(7)	(1,102)	(9,444)	1,330	7	(8,107)
Money market deposit accounts	(8,389)	2,476	(42)	(5,955)	(62,866)	5,615	42	(57,209)
Time accounts	(10,344)	(58)	(39)	(10,441)	(4,352)	1,905	39	(2,408)
Federal funds purchased	(65)	(3)	—	(68)	(432)	185	—	(247)
Repurchase agreements	(3,646)	1,485	(12)	(2,173)	(17,265)	2,307	12	(14,946)
Junior subordinated deferrable interest debentures	(1,010)	(66)	—	(1,076)	(2,148)	2	—	(2,146)
Subordinated notes	(8)	9	—	1	—	(1)	—	(1)
Federal Home Loan Bank advances	—	(318)	—	(318)	—	318		318
Total interest-bearing liabilities	(25,229)	4,197	(100)	(21,132)	(96,507)	11,661	100	(84,746)
Net change	$13,300	$(5,114)	$(1,808)	$6,378	$(148,799)	$117,342	$1,808	$(29,649)
Taxable-equivalent net interest income for 2021 increased $6.4 million, or 0.6%, compared to 2020. Taxable-equivalent net interest income for 2021 included 365 days compared to 366 days for 2020 as a result of the leap year. The additional day added approximately $1.8 million to taxable-equivalent net interest income during 2020. Excluding the impact of the additional day results in an effective increase in taxable-equivalent net interest income of approximately $8.2 million during 2021. The taxable-equivalent net interest margin decreased 56 basis points from 3.09% during 2020 to 2.53% during 2021.
The increase in taxable-equivalent net interest income during 2021 was primarily related to decreases in the average costs of interest-bearing deposit liabilities and other borrowed funds combined with increases in the average volumes of interest-bearing deposits (primarily amounts held by us in an interest-bearing account at the Federal Reserve) and taxable securities and an increase in the average taxable-equivalent yield on loans. The positive impact of these items was partly offset by decreases in the average volumes of loans and tax-exempt securities and increases in the average volumes of interest-bearing deposit liabilities and repurchase agreements combined with decreases in the average yields on taxable and tax-exempt securities and interest-bearing deposits (primarily amounts held by us in an interest-bearing account at the Federal Reserve). The decrease in taxable-equivalent net interest margin during 2021 was primarily related to an increase in the relative proportion of average interest-bearing deposits (primarily amounts held by us in an interest-bearing account at the Federal Reserve) to average total interest-earning assets combined with the aforementioned decreases in market interest rates. Interest-bearing deposits made up approximately 31.3% of average interest-earning assets during 2021 compared to approximately 15.0% in 2020.
The average volume of interest-earning assets for 2021 increased $7.9 billion, or 22.5%, compared to 2020. The increase in the average volume of interest-earning assets during 2021 included a $8.2 billion increase in average interest-bearing deposits (primarily amounts held by us in an interest-bearing account at the Federal Reserve) and a $372.2 million increase in average taxable securities partly offset by a $394.8 million decrease in average loans (of which approximately $306.7 million related to PPP loans, as further discussed below), a $178.6 million decrease in average tax-exempt securities, a $64.0 million decrease in average federal funds sold and a $14.3 million decrease in average resell agreements.
The average yield on interest-earning assets decreased 64 basis points from 3.22% during 2020 to 2.58% during 2021 while the average rate paid on interest-bearing liabilities decreased 13 basis points from 0.23% in 2020 to 0.10% in 2021. The average taxable-equivalent yields on interest-earning assets and the average rate paid on interest-bearing liabilities were primarily impacted by the aforementioned changes in market interest rates and changes in the volume and relative mix of interest-earning assets and interest-bearing liabilities.
The average taxable-equivalent yield on loans increased 6 basis points from 3.99% during 2020 to 4.05% during 2021. The average taxable-equivalent yield on loans during 2021 was positively impacted by higher average yields on PPP loans but negatively impacted by lower average market interest rates compared to 2020. The average volume of loans decreased $394.8 million, or 2.3%, in 2021 compared to 2020. The decrease in average loans was primarily due to an increase in the average volume of PPP loans forgiven by the SBA during 2021 compared to 2020. Loans made up approximately 38.8% of average interest-earning assets during 2021 compared to 48.7% during 2020.
In April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. In 2020, we funded $3.3 billion of PPP loans of which approximately $3.2 billion were funded during the second quarter of 2020. As of December 31, 2021, approximately $3.2 billion of these 2020 originated PPP loans have been forgiven by the SBA or repaid by the customer. During 2021, we funded an additional $1.4 billion of PPP loans, most of which was during the first quarter. As of December 31, 2021, approximately $1.0 billion of these 2021 originated PPP loans have been forgiven by the SBA or repaid by the customer. During 2021 and 2020, we recognized $97.3 million and $59.5 million, respectively, in PPP loan related deferred processing fees (net of amortization of related deferred origination costs) as a yield adjustment and this amount is included in interest income on loans. As a result of the inclusion of these net fees in interest income, the average yields on PPP loans were 6.26% and 3.78% during 2021 and 2020, respectively, compared to the stated interest rate of 1.0% on these loans. The increase in the average yield on PPP Loans was impacted by a decrease in the average expected lives of the PPP loans funded in 2021 compared to 2020. Furthermore, the average fee percentage for 2021 originations was higher due to a smaller average loan size relative to 2020. In return for processing and booking a PPP loan, the SBA paid lenders a processing fee tiered by the size of the loan (5% for loans of not more than $350 thousand; 3% for loans of more than $350 thousand and less than $2 million; and 1% for loans of at least $2 million). For PPP loans funded through December 31, 2021, we expect to recognize additional PPP loan related deferred processing fees (net of deferred origination costs) totaling approximately $2.8 million as a yield adjustment over the remaining expected lives of these loans. We expect to recognize all of this amount in 2022.
The average taxable-equivalent yield on securities was 3.29% during 2021, decreasing 17 basis points compared to 3.46% during 2020 and was negatively impacted by a decrease in the relative proportion of higher-yielding tax-exempt securities to total securities. The average yield on taxable securities was 1.97% during 2021 compared to 2.27% during 2020, decreasing 30 basis points, while the average yield on tax exempt securities was 4.06% during 2021 compared to 4.08% during 2020, decreasing 2 basis points. Tax exempt securities made up approximately 64.2% of total average securities during 2021, compared to 66.6% during 2020. The average volume of total securities increased $193.6 million, or 1.5%, during 2021 compared to 2020. Securities made up approximately 29.8% of average interest-earning assets in 2021 compared to 36.0% in 2020. The decrease was primarily related to an increase in the relative proportion of interest-earning assets invested in interest-bearing deposits (primarily amounts held by us in an interest-bearing account at the Federal Reserve).
Average interest-bearing deposits (primarily amounts held by us in an interest-bearing account at the Federal Reserve), during 2021 increased $8.2 billion, or 155.2%, compared to 2020. Interest-bearing deposits made up approximately 31.3% of average interest-earning assets during 2021 compared to approximately 15.0% in 2020. The increase in the average volume of interest-bearing deposits (primarily amounts held by us in an interest-bearing account at the Federal Reserve) during 2021 was primarily due to an increase in the average volume of customer deposits and, to a lesser extent, repurchase agreements. The average yield on interest-bearing deposits was 0.13% during 2021 and 0.24% during 2020. The average yields on interest-bearing deposits during 2021 and 2020 were negatively impacted by a decrease in the interest rate paid on excess reserves held at the Federal Reserve to 0.10% during March 2020, although this rate ultimately increased 5 basis points to 0.15% in June 2021.

Average federal funds sold and resell agreements during 2021 decreased $64.0 million, or 81.2%, and $14.3 million, or 68.4%, respectively compared to 2020. Federal funds sold and resell agreements were not a significant component of interest-earning assets during the comparable periods. The average yields on federal funds sold and resell agreements were 0.21% and 0.24%, respectively, during 2021 compared to 0.92% and 0.82%, respectively, during 2020. The average yields on federal funds sold and resell agreements were negatively impacted by lower average market interest rates during 2021 compared to 2020.
The average rate paid on interest-bearing liabilities was 0.10% during 2021, decreasing 13 basis points from 0.23% during 2020. Average deposits increased $7.0 billion, or 22.4%, in 2021 compared to 2020. Average interest-bearing deposits increased $3.9 billion in 2021 compared to 2020, while average non-interest-bearing deposits increased $3.1 billion in 2021 compared to 2020. The ratio of average interest-bearing deposits to total average deposits was 56.7% in 2021 compared to 56.9% in 2020. The average cost of deposits is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-bearing deposits. The average rate paid on interest-bearing deposits and total deposits was 0.07% and 0.04% in 2021 compared to 0.18% and 0.10% in 2020. The average cost of deposits during 2021 and 2020 was impacted by decreases in the interest rates we pay on most of our interest-bearing deposit products as a result of the aforementioned decreases in market interest rates.
In April 2020, we borrowed an aggregate $1.3 billion from the Federal Home Loan Bank (“FHLB”) to provide additional liquidity in light of economic uncertainty and our significant PPP lending volume. These advances were subsequently paid-off in May 2020 as we determined additional liquidity resources were not necessary.
Our taxable-equivalent net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 2.48% in 2021 compared to 2.99% in 2020. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk elsewhere in this report.
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
The components of credit loss expense were as follows.

	2021	2020	2019
Credit loss expense related to:
Loans	$(6,097)	$237,010	$33,759
Off-balance-sheet credit exposures	6,162	4,275	—
Securities held to maturity	(2)	(55)	—
Total	$63	$241,230	$33,759
Credit loss expense in 2019 was calculated under the prior incurred loss accounting methodology. Furthermore, credit loss expense related to off-balance-sheet credit exposures was reported as a component of other non-interest expense prior to 2020. Such amounts have been reclassified to credit loss expense to make prior periods comparable to the current presentation. See the section captioned “Allowance for Credit Losses” elsewhere in this discussion for further analysis of credit loss expense related to loans and off-balance-sheet credit exposures.

Non-Interest Income
Total non-interest income for 2021 decreased $78.7 million, or 16.9%, compared to 2020. Excluding $69 thousand and $109.0 million in net gains on securities transactions during 2021 and 2020, respectively, total non-interest income increased $30.2 million, or 8.5%, during 2021. Changes in the various components of non-interest income are discussed in more detail below.
Trust and Investment Management Fees. Trust and investment management fee income for 2021 increased $19.7 million, or 15.3%, compared to 2020. Investment management fees are the most significant component of trust and investment management fees, making up approximately 82.3% and 83.6% of total trust and investment management fees in 2021 and 2020, respectively. The increase in trust and investment management fees during 2021 was primarily due to increases in investment management fees (up $14.6 million, or 13.5%), oil and gas fees (up $3.1 million), estate fees (up $1.5 million) and custody fees (up $580 thousand). Investment management fees and other custodial account fees are generally based on the market value of assets within an account and are thus impacted by volatility in the equity and bond markets. The increases in investment management fees and custody fees during 2021 were primarily related to higher average equity valuations as well as increases in the number of accounts. Oil and gas fees during 2021 were impacted by increases in oil and gas prices. The increase in estate fees was primarily related to an increase in the aggregate value of estates settled.
At December 31, 2021, trust assets, including both managed assets and custody assets, were primarily composed of equity securities (46.9% of trust assets), fixed income securities (31.1% of trust assets), alternative investments (6.6% of assets) and cash equivalents (9.9% of trust assets). The estimated fair value of trust assets was $43.3 billion (including managed assets of $19.1 billion and custody assets of $24.2 billion) at December 31, 2021 compared to $38.6 billion (including managed assets of $16.9 billion and custody assets of $21.7 billion) at December 31, 2020.
Service Charges on Deposit Accounts. Service charges on deposit accounts for 2021 increased $2.4 million, or 3.0%, compared to 2020. The increase was primarily related to an increase in commercial service charges (up $3.7 million) partly offset by a decrease in overdraft charges on consumer accounts (down $1.8 million). Commercial service charges during 2021 were impacted by an increase in the volume of billable services relative to 2020. Overdraft/insufficient funds charges totaled $30.7 million ($23.9 million consumer and $6.8 million commercial) during 2021 compared to $32.3 million ($25.8 million consumer and $6.5 million commercial) during 2020. The decreases in consumer overdraft/insufficient funds charges during 2021 was primarily related to a decrease in the volume of fee assessed overdrafts relative to 2020. Furthermore, in April 2021, we implemented a new overdraft grace feature for certain consumer demand deposit accounts whereby no fees will be assessed on overdrafts of $100 or less, subject to certain qualifying conditions such as a minimum direct deposit. This new feature reduced overdraft charges on consumer accounts by approximately $3.2 million during 2021. The impact on future quarters will depend on future overdraft volumes.
Insurance Commissions and Fees. Insurance commissions and fees for 2021 increased $1.2 million, or 2.5%, compared to 2020. The increase was related to increases in contingent income (up $829 thousand) and commission income (up $406 thousand). Contingent income totaled $4.5 million in 2021 and $3.7 million in 2020. Contingent income primarily consists of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. These performance related contingent payments are seasonal in nature and are mostly received during the first quarter of each year. This performance related contingent income totaled $3.2 million in 2021 and $2.5 million in 2020. The increase in performance related contingent income during 2021 was related to growth within the portfolio combined with improvement in the loss performance of insurance policies previously placed. During the first quarter of 2021, a severe weather event in Texas resulted in a significant increase in property and casualty claims and losses. This deterioration in loss performance is expected to impact the determination of performance related contingent payments we receive in 2022; however, such impact is not determinable at this time. Contingent income also includes amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. This benefit plan related contingent income totaled $1.3 million in 2021 and $1.2 million in 2020.
The increase in commission income was primarily related to increases in commercial lines property and casualty commissions and life insurance commissions partly offset by a decrease in benefit plan commissions. The increase in commercial lines property and casualty commissions were related to increased market rates while the increase in life insurance commissions and decrease in benefit plan commissions were related to fluctuations in business volumes.

Interchange and Card Transaction Fees. Interchange fees, or “swipe” fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Interchange and card transaction fees consist of income from check card usage, point of sale income from PIN-based debit card transactions and ATM service fees. Interchange and card transaction fees are reported net of related network costs.
Net revenues from interchange and card transaction fees for 2021 increased $4.0 million, or 29.6%, compared to 2020 primarily due to increased transaction volumes as well as the impact of new card products partly offset by an increase in network costs. Transaction volumes during 2020 were impacted by the onset of the COVID-19 pandemic. A comparison of gross and net interchange and card transaction fees for the reported periods is presented in the table below.

	2021	2020	2019
Income from debit card transactions	$29,122	$23,763	$23,665
ATM service fees	3,298	3,342	4,131
Gross interchange and debit card transaction fees	32,420	27,105	27,796
Network costs	14,959	13,635	12,923
Net interchange and debit card transaction fees	$17,461	$13,470	$14,873
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
Other Charges, Commissions and Fees. Other charges, commissions and fees for 2021 increased $2.0 million, or 5.8%, compared to 2020. The increase was primarily related to increases in income from the sale of mutual funds (up $3.0 million), merchant services rebates (up $978 thousand), funds transfer service charges (up $761 thousand) and income from the sale of annuities (up $571 thousand). These items were partly offset by a decrease in income from the placement of money market accounts (down $1.7 million), which was impacted by lower average market rates, and a decrease in fees on unused commitments (down $1.7 million), among other things.
Net Gain/Loss on Securities Transactions. During 2021, we sold certain available-for-sale securities with amortized costs totaling $2.0 billion and realized a net gain of $69 thousand. These sales were primarily related to securities purchased during 2021 and subsequently sold in connection with our tax planning strategies related to the Texas franchise tax. The gross proceeds from the sales of these securities outside of Texas are included in total revenues/receipts from all sources reported for Texas franchise tax purposes, which results in a reduction in the overall percentage of revenues/receipts apportioned to Texas and subjected to taxation under the Texas franchise tax.
During 2020, we sold certain available-for-sale securities with amortized costs totaling $1.0 billion and realized a net gain of $109.0 million. These sales included $483.1 million of residential mortgage-backed securities on which we realized a net gain of $1.9 million. The proceeds from these sales were reinvested into other residential mortgage-backed securities that had lower pre-payment rates. The sales also included $519.1 million of 30-year U.S Treasury securities on which we realized a net gain of $107.1 million. These U.S. Treasury securities were purchased during the fourth quarter of 2019 to hedge, in effect, against falling interest rates. Prior to their sale, these securities had significant unrealized holding gains as a result of decreases in market interest rates during the first quarter of 2020. We elected to sell these securities to provide liquidity and realize the gains.
Other Non-Interest Income. Other non-interest income for 2021 increased $816 thousand, or 1.7%, compared to 2020. The increase in other non-interest income during 2021 was primarily related to an increase in gains on the sale/exchange of assets (up $11.0 million) and increases in income from customer derivative and foreign exchange transactions (up $2.9 million and $1.2 million, respectively). These items were partly offset by decreases in sundry and other miscellaneous income (down $4.6 million), public finance underwriting fees (down $2.9 million) and earnings on the cash surrender value of life insurance (down $1.3 million). Additionally, other non-interest income during 2020 included approximately $6.0 million in gains realized on the sale of certain non-hedge related, short-term put options on U.S. Treasury securities with an aggregate notional amount of $500 million. The put options were not exercised and expired in March 2020.

Gains on the sale/exchange of assets in 2021 included $9.7 million related to an exchange of a branch facility and $1.8 million related to the sale of certain parking lots in downtown San Antonio while gains on the sale/exchange of assets in 2020 included $758 thousand related to the sale of a branch facility. The increases in income from customer derivative and trading activities and income from customer foreign currency transactions were primarily related to increases in business volumes. Sundry and other miscellaneous income during 2021 included $3.4 million in card related incentives/rebates and $519 thousand in recoveries of prior write-offs, among other things, while sundry and other miscellaneous income during 2020 included $5.3 million in card related incentives/rebates, $2.8 million in recoveries of prior write-offs and $512 thousand related to settlements, among other things. The decrease in public finance underwriting fees was primarily due to a decrease in business volume. The decrease in earnings on the cash surrender value of life insurance was due to lower yields on the investments within the bank-owned life insurance portfolio.
Non-Interest Expense
Total non-interest expense for 2021 increased $33.1 million, or 3.9%, compared to 2020. Changes in the various components of non-interest expense are discussed below.
Salaries and Wages. Salaries and wages increased $8.2 million, or 2.1%, in 2021 compared to 2020. The increase was primarily related to an increase in incentive compensation and, to a lesser extent, a decrease in salary costs deferred in connection with loan originations and an increase in commissions. The impact of these items was partly offset by a decrease in salaries, due to a decrease in the number of employees, and a decrease in stock-based compensation. Salaries and wages for 2020 also included $5.2 million related to severance costs.
Employee Benefits. Employee benefits expense for 2021 increased $6.4 million, or 8.4%, compared to 2020. The increase was primarily related to an increase in certain discretionary benefit plan expenses and, to a lesser extent, increases in medical benefits expense and payroll taxes partly offset by decreases in expenses related to our defined benefit retirement and restoration plans, among other things.
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
Net Occupancy. Net occupancy expense for 2021 increased $4.4 million, or 4.3%, compared to 2020. The increase was primarily related to increases in depreciation on leasehold improvements (up $1.9 million), repairs and maintenance/service contracts expense (up $1.8 million) and building depreciation (up $675 thousand), among other things, partly offset by a decrease in lease expense (down $581 thousand), among other things. The increases in the aforementioned components of net occupancy expense during the comparable periods were impacted, in part, by our expansion within the Houston market area.
Technology, Furniture and Equipment. Technology, furniture and equipment expense for 2021 increased $7.5 million, or 7.1%, compared to 2020. The increase was primarily related to increases in cloud services expense (up $5.9 million) and depreciation of furniture and equipment (up $2.5 million) partly offset by a decrease in software maintenance (down $1.1 million).
Deposit Insurance. Deposit insurance expense totaled $12.2 million in 2021 compared to $10.5 million in 2020. The increase was primarily related to an increase in total assets partly offset by a decrease in the assessment rate.
Other Non-Interest Expense. Other non-interest expense for 2021 increased $5.1 million, or 3.1%, compared to 2020. The increase included increases in donations expense (up $8.0 million); sundry and other miscellaneous expenses (up $6.4 million); and fraud losses (up $1.9 million), among other things. Donations expense during 2021 was impacted by $8.8 million in contributions to the Frost Charitable Foundation. Sundry and other miscellaneous expense in 2021 included $4.7 million related to the write-off of certain assets while sundry and other miscellaneous expense in 2020 included $958 thousand related to the closure of certain branch locations in our Houston market area and $454 thousand related to the write-off of certain other assets. The aforementioned items were partly offset by decreases in outside computer service expense (down $4.3 million); professional services expense (down $2.5 million); travel, meals and entertainment expense (down $2.2 million); amortization of deferred costs associated with loan commitments (down $1.1 million); and losses on the sale/write-down of foreclosed and other assets (down $1.1 million); among other things.

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
Banking
Net income for 2021 increased $92.8 million, or 28.8%, compared to 2020. The increase was primarily the result of a $241.2 million decrease in credit loss expense, an $8.4 million increase in net interest income partly offset by a $100.5 million decrease in non-interest income, a $35.2 million increase in non-interest expense and a $21.1 million increase in income tax expense.
Net interest income for 2021 increased $8.4 million, or 0.9%, compared to 2020. The increase was primarily related to decreases in the average costs of interest-bearing deposit liabilities and other borrowed funds combined with increases in the average volumes of interest-bearing deposits (primarily amounts held by us in an interest-bearing account at the Federal Reserve) and taxable securities and an increase in the average taxable-equivalent yield on loans. The positive impact of these items was partly offset by decreases in the average volumes of loans and tax-exempt securities and increases in the average volumes of interest-bearing deposit liabilities and repurchase agreements combined with decreases in the average yields on taxable and tax-exempt securities and interest-bearing deposits (primarily amounts held by us in an interest-bearing account at the Federal Reserve). Net interest income during 2020 was also positively impacted by the additional day as a result of the leap year. See the analysis of net interest income included in the section captioned “Net Interest Income” elsewhere in this discussion.
Credit loss expense for 2021 totaled $54 thousand compared to $241.2 million in 2020. Credit loss expense in 2020 was impacted by our adoption of a new credit loss accounting standard and the expected credit losses resulting from a deterioration in forecasted economic conditions and the current and uncertain future impacts associated with the COVID-19 pandemic and recent volatility in oil prices. See the sections captioned “Credit Loss Expense” and “Allowance for Credit Losses” elsewhere in this discussion for further analysis of credit loss expense related to loans and off-balance-sheet commitments.
Non-interest income for 2021 decreased $100.5 million, or 31.3%, compared to 2020. Excluding $69 thousand and $109.0 million in net gains on securities transactions in 2021 and 2020, respectively, total non-interest income for the Banking segment increased $8.4 million, or 4.0%, during 2021. This increase was primarily related to increases in interchange and card transaction fees, service charges on deposit accounts and insurance commissions and fees. The increase in interchange and card transaction fees was due to increased transaction volumes as well as the impact of new card products partly offset by increases in network costs. The increase in service charges on deposit accounts was primarily related to an increase in commercial service charges partly offset by a decrease in overdraft charges on consumer accounts. The increase in insurance commissions and fees was the result of increases in contingent income and commission income, which is further discussed below in relation to Frost Insurance Agency. See the analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for 2021 increased $35.2 million, or 4.9%, compared to 2020. The increase was primarily due to increases in salaries and wages; other non-interest expense; employee benefit expense; technology, furniture and equipment expense; net occupancy expense and deposit insurance expense. The increase in salaries and wages was primarily related to an increase in incentive compensation and, to a lesser extent, a decrease in salary costs deferred in connection with loan originations and an increase in commissions. The impact of these items was partly offset by a decrease in salaries, due to a decrease in the number of employees, and a decrease in stock-based compensation. The increase in other non-interest expense was primarily due to increases in donations; sundry and other miscellaneous expenses; and fraud losses, among other things, partly offset by decreases in outside computer service expense; professional services expense; travel, meals and entertainment expense; amortization of deferred costs associated with loan commitments; and losses on the sale/write-down of foreclosed and other assets; among other things. The increase in employee benefits expense was primarily related to an increase in certain discretionary benefit plan expenses and, to a lesser extent, increases in medical benefits expense and payroll taxes partly offset by decreases in expenses related to our defined benefit retirement and restoration plans, among other things. The increase in technology, furniture and equipment expense was primarily related to increases in cloud services expense and depreciation of furniture and equipment partly offset by a decrease in software maintenance. The increase in net occupancy expense was primarily related to increases in depreciation on leasehold improvements, repairs and maintenance/service contracts expense and building depreciation, among other things, partly offset by a decrease in lease expense, among other things. The increase in deposit insurance expense was primarily related to an increase in total assets partly offset by a decrease in the assessment rate. See the analysis of these categories of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.
Income tax expense for 2021 increased $21.1 million, or 103.9%, compared to 2020. See the section captioned “Income Taxes” elsewhere in this discussion.
Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $52.5 million during 2021 compared to $51.1 million during 2020. The increase in gross commission revenues was the result of increases in contingent income and commission income. The increase in contingent income was related to growth within the portfolio combined with improvement in the loss performance of insurance policies previously placed. The increase in commission income was primarily related to increases in commercial lines property and casualty commissions, related to increased market rates, and an increase in life insurance commissions, related to fluctuations in business volumes, partly offset by a decrease in benefit plan commissions, related to fluctuations in business volumes. See the analysis of insurance commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Frost Wealth Advisors
Net income for 2021 increased $17.5 million, or 90.9%, compared to 2020. The increase was primarily due to a $22.2 million increase in non-interest income and a $658 thousand decrease in non-interest expense partly offset by a $4.7 million increase in income tax expense and a $647 thousand decrease in net interest income.
Net interest income for 2021 decreased $647 thousand, or 23.3%, compared to 2020. This decrease was primarily due to a decrease in the average funds transfer price allocated to the funds provided by Frost Wealth Advisors. The decrease in the average funds transfer price was primarily due to a decrease in market interest rates. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.
Non-interest income for 2021 increased $22.2 million, or 15.3%, compared to 2020. The increase was primarily related to an increase in trust and investment management fees and, to a lesser extent, an increase in other charges, commissions and fees. Trust and investment management fee income is the most significant income component for Frost Wealth Advisors. Investment management fees are the most significant component of trust and investment management fees, making up approximately 82.3% and 83.6% of total trust and investment management fees for 2021 and 2020, respectively. The increase in trust and investment management fees was primarily due to increases in investment management fees, oil and gas fees, estate fees and custody fees. The increases in investment management fees and custody fees were primarily related to higher average equity valuations as well as increases in the number of accounts. Oil and gas fees during 2021 were impacted by an increases in oil and gas prices. The increase in estate fees was primarily related to an increase in the aggregate value of estates settled. The increase in other charges, commissions and fees was primarily related to increases in income from the sale of mutual funds and income from the sale of annuities partly offset by a decrease in income from the placement of money market accounts, which was impacted by lower average market rates. See the analysis of trust and investment management fees and other charges, commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for 2021 decreased $658 thousand, or 0.5%, compared to 2020. The decrease was primarily due to decreases in other non-interest expense and net occupancy expense partly offset by an increase in technology, furniture and equipment expense. The decrease in other non-interest expense was primarily related to decreases in outside computer service expense; travel, meals and entertainment expense; and professional service expense; among other things; partly offset by increases in subscriptions expense and platform fees expense. The decrease in net occupancy expense was primarily related to a decrease in lease expense. The increase in technology, furniture and equipment expense was primarily related to an increase in cloud services expense.

Non-Banks
The Non-Banks operating segment had a net loss of $9.0 million for 2021 compared to a net loss of $10.6 million in 2020. The decreased net loss was primarily due to decreases in other non-interest expense and net interest expense. The decrease in other non-interest expense was primarily due to decreases in professional services expense and travel, meals and entertainment expense. The decrease in net interest expense was primarily related to a decrease in the average rates paid on our long-term borrowings. Net interest expense was also positively impacted by the redemption, during the fourth quarter of 2021, of $13.4 million of junior subordinated deferrable interest debentures issued to WNB Capital Trust I.
Income Taxes
We recognized income tax expense of $46.5 million, for an effective tax rate of 9.5%, in 2021 compared to $20.2 million, for an effective tax rate of 5.7%, in 2020. The effective income tax rates differed from the U.S. statutory federal income tax rate of 21% during 2021 and 2020 primarily due to the effect of tax-exempt income from loans, securities and life insurance policies and the income tax effects associated with stock-based compensation, among other things, and their relative proportion to total pre-tax net income. The increase in the effective tax rate during 2021 was primarily related to an increase in pre-tax net income, partly off-set by the impact of higher discrete tax benefits associated with stock-based compensation. The effective tax rate during 2020 was also impacted by a one-time, discrete tax benefit associated with an asset contribution to a charitable trust. See Note 13 - Income Taxes in the accompanying notes to consolidated financial statements elsewhere in this report.
Sources and Uses of Funds
The following table illustrates, during the years presented, the mix of our funding sources and the assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $46.0 billion in 2021 compared to $38.0 billion in 2020.

	2021	2020	2019
Sources of Funds:
Deposits:
Non-interest-bearing	36.2%	35.7%	32.3%
Interest-bearing	47.4	47.1	50.1
Federal funds purchased	0.1	0.1	0.1
Repurchase agreements	4.6	3.8	3.9
Long-term debt and other borrowings	0.5	0.9	0.7
Other non-interest-bearing liabilities	1.7	1.8	1.4
Equity capital	9.5	10.6	11.5
Total	100.0%	100.0%	100.0%
Uses of Funds:
Loans	36.5%	45.2%	45.0%
Securities	28.0	33.4	41.4
Interest-bearing deposits	29.4	14.0	5.0
Federal funds sold	—	0.2	0.7
Resell agreements	—	0.1	0.1
Other non-interest-earning assets	6.1	7.1	7.8
Total	100.0%	100.0%	100.0%
Deposits continue to be our primary source of funding. Average deposits increased $7.0 billion, or 22.4%, in 2021 compared to 2020. Non-interest-bearing deposits remain a significant source of funding, which has been a key factor in maintaining our relatively low cost of funds. Average non-interest-bearing deposits totaled 43.3% of total average deposits in 2021 compared to 43.1% in 2020. Though federal prohibitions on the payment of interest on demand deposits were repealed in 2011, we have not experienced any significant additional costs as a result. Should the market dictate, we may increase the interest rates we pay on some or all of our various interest-bearing deposit products. This could lead to a decrease in the relative proportion of non-interest-bearing deposits to total deposits.

We primarily invest funds in loans, securities and interest-bearing deposits (primarily amounts held by us in an interest-bearing account at the Federal Reserve). Average loans decreased $394.8 million, or 2.3%, ($88.1 million, or 0.6% excluding PPP loans) in 2021 compared to 2020 while average securities increased $193.6 million, or 1.5%, in 2021 compared to 2020. Average interest-bearing deposits (primarily amounts held by us in an interest-bearing account at the Federal Reserve) increased $8.2 billion, or 155.2%, in 2021 compared to 2020, primarily as a result of deposit growth.
Loans
Overview. Details of our loan portfolio are presented in Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report. Year-end total loans decreased $1.1 billion, or 6.5%, during 2021 compared to 2020. As further discussed below, during the second quarter of 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Excluding PPP loans, total loans would have otherwise increased $860.1 million, or 5.7%, from December 31, 2020. The majority of our loan portfolio is comprised of commercial and industrial loans, energy loans and real estate loans. Commercial and industrial loans made up 32.9% and 28.4% (33.7% and 32.9% excluding PPP loans) of total loans at December 31, 2021 and 2020 while energy loans made up 6.6% and 7.1% (6.8% and 8.2% excluding PPP loans) of total loans at both December 31, 2021 and 2020 and real estate loans made up 55.0% and 47.7% (56.5% and 55.5% excluding PPP loans) of total loans at December 31, 2021 and 2020. Energy loans include commercial and industrial loans, leases and real estate loans to borrowers in the energy industry. Real estate loans include both commercial and consumer balances. It is possible that the on-going effects of COVID-19 could continue to impact demand for our loan products.
Loan Origination/Risk Management. We have certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions. We have begun to explore the credit and reputational risks associated with climate change and their potential impact on the foregoing and are also closely monitoring regulatory developments on climate risk. This includes, among other things, researching and developing a formalized approach to considering climate change related risks in our underwriting processes. This approach will be impacted, in part, by the accessibility and reliability of both customer climate risk data and climate risk data in general. One of the objectives of these efforts is to enable us to better understand the climate change related risks associated with our customers' business activities and to be able to monitor their response to those risks and their ultimate impact on our customers.
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
Our energy loan portfolio includes loans for production, energy services and other energy loans, which includes private clients, transportation and equipment providers, manufacturers, refiners and traders. The origination process for energy loans is similar to that of commercial and industrial loans. Because, however, of the average loan size, the significance of the portfolio and the specialized nature of the energy industry, our energy lending requires a highly prescriptive underwriting policy. Production loans are secured by proven, developed and producing reserves. Loan proceeds for these types of loans are typically used for the development and drilling of additional wells, the acquisition of additional production, and/or the acquisition of additional properties to be developed and drilled. Our customers in this sector are generally large, independent, private owner-producers or large corporate producers. These borrowers typically have large capital requirements for drilling and acquisitions, and as such, loans in this portfolio are generally greater than $10 million. Production loans are collateralized by the oil and gas interests of the borrower. Collateral values are determined by the risk-adjusted and limited discounted future net revenue of the reserves. Our valuations take into consideration geographic and reservoir differentials as well as cost structures associated with each borrower. Collateral value is calculated at least semi-annually using third-party engineer-prepared reserve studies. These reserve studies are conducted using a discount factor and base case assumptions for the current and future value of oil and gas. To qualify as collateral, typically reserves must be proven, developed and producing. For certain borrowers, collateral may include up to 20% proven, non-producing reserves. Loan commitments are limited to 65% of estimated reserve value. Cash flows must be sufficient to amortize the loan commitment within 120% of the half-life of the underlying reserves. Loan commitments generally must also be 100% covered by the risk-adjusted and limited discounted future net revenue of the reserves when stressed at 75% of our base case price assumptions. In addition, the ratio of the borrower's debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) should generally not exceed 350%. We generally require production borrowers to maintain an active hedging program to manage risk and to have at least 50% of their production hedged for two years.
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
Although no balances were outstanding at December 31, 2021 and 2020, in prior years we have had a small portfolio of loans to refiners where our credit involvement with these customers was through purchases of shared national credit syndications. These borrowers refine crude oil into gasoline, diesel, jet fuel, asphalt and other petrochemicals and are not dependent on drilling or development. All of the borrowers in this portfolio are very large public companies that are important employers in several of our major markets. These borrowers, for the most part, have been long-term customers and we have a strong relationship with these companies and their executive management. There is no new customer origination process for this segment and any outstanding balances are expected to only reflect the needs of these existing relationships.
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
Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing our commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce our exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, we avoid financing single-purpose projects unless other underwriting factors are present to help mitigate risk. We also utilize third-party experts to provide insight and guidance about economic conditions and trends affecting market areas we serve. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2021, approximately 48.4% of the outstanding principal balance of our commercial real estate loans were secured by owner-occupied properties.
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
We originate consumer loans utilizing a credit scoring analysis to supplement the underwriting process. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed, jointly by line and staff personnel. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Additionally, trend and outlook reports are reviewed by management on a regular basis. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include, but are not limited to, loan-to-value limitations, collection remedies, the number of such loans a borrower can have at one time and documentation requirements.
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
Commercial and Industrial. Commercial and industrial loans increased $409.6 million, or 8.3%, during 2021 compared to 2020. Our commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with our loan policy guidelines. The commercial and industrial loan portfolio also includes the commercial lease and purchased shared national credits.
Energy. Energy loans include loans to entities and individuals that are engaged in various energy-related activities including (i) the development and production of oil or natural gas, (ii) providing oil and gas field servicing, (iii) providing energy-related transportation services (iv) providing equipment to support oil and gas drilling (v) refining petrochemicals, or (vi) trading oil, gas and related commodities. Energy loans decreased $157.4 million, or 12.7%, during 2021 compared to 2020. The average loan size, the significance of the portfolio and the specialized nature of the energy industry requires a highly prescriptive underwriting policy. Exceptions to this policy are rarely granted. Due to the large borrowing requirements of this customer base, the energy loan portfolio includes participations and purchased shared national credits.

Paycheck Protection Program. PPP loans include loans to businesses and other entities that would otherwise be reported as commercial and industrial loans and, to a lesser extent, energy loans, originated under the guidelines discussed above. We funded approximately $1.4 billion and $3.3 billion of SBA-approved PPP loans during 2021 and 2020, respectively. During 2021 and 2020, we recognized approximately $97.3 million and $59.5 million in PPP loan related deferred processing fees (net of amortization of related deferred origination costs), respectively, as yield adjustments and these amounts are included in interest income on loans. As a result of the inclusion of these net fees in interest income, the average yields on PPP loans were 6.26% during 2021 and 3.78% during 2020, compared to the stated interest rate of 1.0% on these loans. We expect to recognize additional PPP loan related deferred processing fees (net of deferred origination costs) totaling approximately $2.8 million as a yield adjustment during 2022.
Industry Concentrations. As of December 31, 2021 and 2020, there were no concentrations of loans related to any single industry, as segregated by Standard Industrial Classification code (“SIC code”), in excess of 10% of total loans. The largest industry concentrations at such dates were related to the energy industry, which totaled 6.6% of total loans, or 6.8% excluding PPP loans, as of December 31, 2021 and 7.1% of total loans, or 8.2% excluding PPP loans, as of December 31, 2020. The SIC code system is a federally designed standard industrial numbering system used by us to categorize loans by the borrower’s type of business. The following table summarizes the industry concentrations of our loan portfolio, as segregated by SIC code, stated as a percentage of year-end total loans as of December 31, 2021 and 2020.

	2021	2021 Excluding PPP Loans	2020	2020 Excluding PPP Loans
Industry Concentrations
Energy	6.6%	6.8%	7.1%	8.2%
Public finance	4.9	5.0	4.7	5.4
Automobile dealers	4.1	4.2	3.1	3.6
Medical services	3.7	3.8	3.1	3.6
Building materials and contractors	3.7	3.8	2.8	3.3
General and specific trade contractors	3.2	3.2	2.4	2.8
Manufacturing, other	2.8	2.8	2.2	2.6
Investor	2.7	2.8	2.2	2.6
Services	2.4	2.5	1.9	2.3
Religion	2.0	2.0	1.8	2.1
Financial services, consumer credit	1.8	1.8	1.8	2.1
Paycheck Protection Program	2.6	—	13.9	—
All other	59.5	61.3	53.0	61.4
Total loans	100.0%	100.0%	100.0%	100.0%
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

The following table provides additional information on our large credit relationships outstanding at year-end.

	2021			2020
	Number of Relationships	Period-End Balances		Number of Relationships	Period-End Balances
		Committed	Outstanding		Committed	Outstanding
Committed amount:
$20.0 million and greater	266	$13,004,712	$7,271,704	268	$12,651,125	$7,125,484
$10.0 million to $19.9 million	194	2,634,147	1,668,999	189	2,661,548	1,626,951
Average amount:
$20.0 million and greater		48,890	27,337		47,206	26,588
$10.0 million to $19.9 million		13,578	8,603		14,082	8,608
Purchased Shared National Credits (“SNCs”). Purchased SNCs are participations purchased from upstream financial organizations and tend to be larger in size than our originated portfolio. Our purchased SNC portfolio totaled $698.4 million at December 31, 2021 decreasing $89.7 million, or 11.4%, from $788.1 million at December 31, 2020. At December 31, 2021, 27.2% of outstanding purchased SNCs were related to the construction industry, 23.2% of outstanding purchased SNCs were related to the energy industry, 14.0% were related to the real estate management industry and 13.4% of outstanding purchased SNCs were related to the financial services industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the energy and commercial and industrial portfolios, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of our customers. As a matter of policy, we generally only participate in SNCs for companies headquartered in or which have significant operations within our market areas. In addition, we must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.
The following table provides additional information about certain credits within our purchased SNCs portfolio as of year-end.

	2021			2020
	Number of Relationships	Period-End Balances		Number of Relationships	Period-End Balances
		Committed	Outstanding		Committed	Outstanding
Committed amount:
$20.0 million and greater	38	$1,474,229	$599,477	36	$1,394,555	$620,441
$10.0 million to $19.9 million	14	194,247	93,427	22	301,581	145,488
Average amount:
$20.0 million and greater		38,796	15,776		38,738	17,234
$10.0 million to $19.9 million		13,875	6,673		13,708	6,613
Real Estate Loans. Real estate loans increased $636.2 million, or 7.6%, during 2021 compared to 2020. Real estate loans include both commercial and consumer balances. Commercial real estate loans totaled $7.6 billion, or 84.3% of total real estate loans, at December 31, 2021 and $7.0 billion, or 84.1% of total real estate loans, at December 31, 2020. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. Loans secured by owner-occupied properties make up a significant portion of our commercial real estate portfolio. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan.

The following tables summarize our commercial real estate loan portfolio, including commercial real estate loans reported as a component of our energy loan portfolio segment, as segregated by (i) the type of property securing the credit and (ii) the geographic region in which the loans were originated. Property type concentrations are stated as a percentage of year-end total commercial real estate loans as of December 31, 2021 and 2020:

	2021	2020
Property type:
Office building	24.0%	25.0%
Office/warehouse	18.4	16.6
Retail	10.2	8.9
Multifamily	6.6	8.6
Dealerships	5.1	5.4
Non-farm/non-residential	4.8	5.2
Hotel	3.8	3.7
Medical offices and services	3.7	4.5
1-4 family construction	3.7	2.8
Religious	3.3	3.2
Strip centers	2.3	3.3
Restaurant	2.0	2.0
1-4 family	1.9	1.7
Mini storage	1.4	1.5
All other	8.8	7.6
Total commercial real estate loans	100.0%	100.0%

	2021	2020
Geographic region:
San Antonio	26.6%	27.6%
Houston	23.5	23.3
Fort Worth	16.4	17.4
Dallas	15.6	15.2
Austin	11.0	9.3
Rio Grande Valley	3.1	3.3
Corpus Christi	2.0	1.6
Permian Basin	1.8	2.3
Total commercial real estate loans	100.0%	100.0%
Consumer Loans. The consumer loan portfolio at December 31, 2021 increased $51.7 million, or 2.8%, from December 31, 2020. As the following table illustrates, the consumer loan portfolio has two distinct segments, including consumer real estate and consumer and other.

	2021	2020
Consumer real estate:
Home equity loans	$324,157	$329,390
Home equity lines of credit	519,098	452,854
Other	567,535	548,530
Total consumer real estate	1,410,790	1,330,774
Consumer and other	477,369	505,680
Total consumer loans	$1,888,159	$1,836,454
Consumer real estate loans at December 31, 2021 increased $80.0 million, or 6.0%, from December 31, 2020. Combined, home equity loans and lines of credit made up 59.8% and 58.8% of the consumer real estate loan total at December 31, 2021 and 2020, respectively. We offer home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans. We have not generally originated 1-4 family mortgage loans since 2000; however, from time to time, we invested in such loans to meet the needs of our customers or for other regulatory compliance purposes. Nonetheless, we expect to begin regular production of 1-4 family mortgage loans for portfolio investment purposes in the second half of 2022. The consumer and other loan portfolio at December 31, 2021 decreased $28.3 million, or 5.6%, from December 31, 2020. This portfolio primarily consists of automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents, and other similar types of credit facilities.
Foreign Loans. We make U.S. dollar-denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at December 31, 2021 or 2020.
Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table presents the maturity distribution of our loan portfolio at December 31, 2021. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

	Due in One Year or Less	After One, but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial and industrial	$2,034,433	$2,313,542	$874,801	$142,178	$5,364,954
Energy	529,184	520,348	27,644	616	1,077,792
Paycheck Protection Program	65,783	363,099	—	—	428,882
Commercial real estate
Buildings, land and other	853,657	2,608,397	2,642,266	168,019	6,272,339
Construction	404,810	650,066	175,987	73,408	1,304,271
Consumer Real Estate	8,652	19,774	550,337	832,027	1,410,790
Consumer and Other	275,173	190,628	11,568	—	477,369
Total	$4,171,692	$6,665,854	$4,282,603	$1,216,248	$16,336,397
Loans with fixed interest rates:
Commercial and industrial	$258,103	$948,376	$579,787	$101,224	$1,887,490
Energy	12,346	60,176	26,347	616	99,485
Paycheck Protection Program	65,783	363,099	—	—	428,882
Commercial real estate:
Buildings, land and other	148,108	1,141,474	2,002,748	58,146	3,350,476
Construction	1,034	52,785	140,987	—	194,806
Consumer Real Estate	8,651	17,907	475,482	389,651	891,691
Consumer and Other	18,295	33,681	7,818	—	59,794
Total	$512,320	$2,617,498	$3,233,169	$549,637	$6,912,624
Loans with floating interest rates:
Commercial and industrial	$1,776,330	$1,365,166	$295,014	$40,954	$3,477,464
Energy	516,838	460,172	1,297	—	978,307
Paycheck Protection Program	—	—	—	—	—
Commercial real estate:
Buildings, land and other	705,549	1,466,923	639,518	109,873	2,921,863
Construction	403,776	597,281	35,000	73,408	1,109,465
Consumer Real Estate	1	1,867	74,855	442,376	519,099
Consumer and Other	256,878	156,947	3,750	—	417,575
Total	$3,659,372	$4,048,356	$1,049,434	$666,611	$9,423,773
We generally structure commercial loans with shorter-term maturities in order to match our funding sources and to enable us to effectively manage the loan portfolio by providing the flexibility to respond to liquidity needs, changes in interest rates and changes in underwriting standards and loan structures, among other things. Due to the shorter-term nature of such loans, from time to time in the ordinary course of business and without any contractual obligation on our part, we will renew/extend maturing lines of credit or refinance existing loans at their maturity dates. Some loans may renew multiple times in a given year as a result of general customer practice and need. These renewals, extensions and refinancings are made in the ordinary course of business for customers that meet our normal level of credit standards. Such borrowers typically request renewals to support their on-going working capital needs to finance their operations. Such borrowers are not experiencing financial difficulties and generally could obtain similar financing from another financial institution. In connection with each renewal, extension or refinancing, we may require a principal reduction, adjust the rate of interest and/or modify the structure and other terms to reflect the current market pricing/structuring for such loans or to maintain competitiveness with other financial institutions. In such cases, we do not generally grant concessions, and, except for those reported in Note 3 - Loans, any such renewals, extensions or refinancings that occurred during the reported periods were not deemed to be troubled debt restructurings pursuant to applicable accounting guidance. Loans exceeding $1.0 million undergo a complete underwriting process at each renewal.
Accruing Past Due Loans. Accruing past due loans are presented in the following table. Also see Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report.

		Accruing Loans 30-89 Days Past Due		Accruing Loans 90 or More Days Past Due		Total Accruing Past Due Loans
	Total Loans	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category
December 31, 2021
Commercial and industrial	$5,364,954	$29,491	0.55%	$7,802	0.15%	$37,293	0.70%
Energy	1,077,792	1,353	0.13	215	0.02	1,568	0.15
Paycheck Protection Program	428,882	4,979	1.16	18,766	4.38	23,745	5.54
Commercial real estate:
Buildings, land and other	6,272,339	37,033	0.59	8,687	0.14	45,720	0.73
Construction	1,304,271	188	0.01	—	—	188	0.01
Consumer real estate	1,410,790	4,866	0.34	2,177	0.15	7,043	0.49
Consumer and other	477,369	4,185	0.88	1,076	0.23	5,261	1.11
Total	$16,336,397	$82,095	0.50	$38,723	0.24	$120,818	0.74
Excluding PPP loans	$15,907,515	$77,116	0.48	$19,957	0.13	$97,073	0.61
December 31, 2020
Commercial and industrial	$4,955,341	$45,126	0.91%	$5,615	0.11%	$50,741	1.02%
Energy	1,235,198	10,037	0.81	3,696	0.30	13,733	1.11
Paycheck Protection Program	2,433,849	—	—	—	—	—	—
Commercial real estate:
Buildings, land and other	5,796,653	18,959	0.33	1,275	0.02	20,234	0.35
Construction	1,223,814	856	0.07	—	—	856	0.07
Consumer real estate	1,330,774	8,084	0.61	2,469	0.19	10,553	0.80
Consumer and other	505,680	5,537	1.09	1,233	0.24	6,770	1.33
Total	$17,481,309	$88,599	0.51	$14,288	0.08	$102,887	0.59
Excluding PPP loans	$15,047,460	$88,599	0.59	$14,288	0.09	$102,887	0.68
Accruing past due loans at December 31, 2021 increased $17.9 million compared to December 31, 2020. The increase was primarily due to increases in past due non-construction related commercial real estate loans (up $25.5 million) and past due PPP loans (up $23.7 million). PPP loans are fully guaranteed by the SBA and we expect to collect all amounts due related to these loans. Excluding PPP loans, accruing past due loans decreased $5.8 million as the aforementioned increase in past due non-construction related commercial real estate loans was entirely offset by decreases in past due commercial and industrial loans (down $13.4 million) and past due energy loans (down $12.2 million) and, to a lesser extent, decreases in past due consumer real estate loans (down $3.5 million), past due consumer and other loans (down $1.5 million) and past due construction loans (down $668 thousand).

Non-Accrual Loans. Non-accrual loans are presented in the tables below. Also see Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report.

	December 31, 2021			December 31, 2020
		Non-Accrual Loans			Non-Accrual Loans
	Total Loans	Amount	Percent of Loans in Category	Total Loans	Amount	Percent of Loans in Category
Commercial and industrial	$5,364,954	$22,582	0.42%	$4,955,341	$19,849	0.40%
Energy	1,077,792	14,433	1.34	1,235,198	23,168	1.88
Paycheck Protection Program	428,882	—	—	2,433,849	—	—
Commercial real estate:
Buildings, land and other	6,272,339	15,297	0.24	5,796,653	15,737	0.27
Construction	1,304,271	948	0.07	1,223,814	1,684	0.14
Consumer real estate	1,410,790	440	0.03	1,330,774	993	0.07
Consumer and other	477,369	13	—	505,680	18	—
Total	$16,336,397	$53,713	0.33	$17,481,309	$61,449	0.35
Excluding PPP loans	$15,907,515	$53,713	0.34	$15,047,460	$61,449	0.41
Allowance for credit losses on loans		$248,666			$263,177
Ratio of allowance for credit losses on loans to non-accrual loans		462.95%			428.29%
Non-accrual loans at December 31, 2021 decreased $7.7 million from December 31, 2020 primarily due to a decrease in non-accrual energy loans. The decrease was primarily related to principal payments and, to a lesser extent, loans returning to accrual status and charge-offs, partly offset by new loans placed on non-accrual status during 2021.
Generally, loans are placed on non-accrual status if principal or interest payments become 90 days past due and/or management deems the collectibility of the principal and/or interest to be in question, as well as when required by regulatory requirements. Once interest accruals are discontinued, accrued but uncollected interest is charged to current year operations. Subsequent receipts on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Classification of a loan as non-accrual does not preclude the ultimate collection of loan principal or interest. There were no non-accrual commercial and industrial loans in excess of $5.0 million at December 31, 2021. Non-accrual commercial and industrial loans included one credit relationship in excess of $5.0 million with an aggregate balance of $9.0 million at December 31, 2020. We recognized a charge-off totaling $861 thousand related to this relationship during 2021 while the remainder of the decrease was related to principal payments made by the borrower. Non-accrual energy loans included one credit relationship in excess of $5 million totaling $9.6 million at December 31, 2021. This credit relationship was previously reported as non-accrual with an aggregate balance of $20.1 million at December 31, 2020. The decrease in the aggregate balance of this credit relationship was related to principal payments made by the borrower. Non-accrual real estate loans primarily consist of land development, 1-4 family residential construction credit relationships and loans secured by office buildings and religious facilities. There were no non-accrual commercial real estate loans in excess of $5.0 million at December 31, 2021 or December 31, 2020.
The COVID-19 pandemic has contributed to an increased risk of delinquencies, defaults and foreclosures. As a result of the COVID-19 pandemic, a significant number and amount of our loans experienced ratings downgrades, credit deterioration and defaults. We have a significant amount of loans in certain industries that have been particularly impacted. These include energy, hotels/lodging, restaurants, entertainment and commercial real estate, among others. See additional information about the effects of and risks associated with the COVID-19 pandemic in the section captioned “Recent Developments Related to COVID-19” elsewhere in this discussion and Part I. Item 1A. Risk Factors elsewhere in this report.

Allowance For Credit Losses
As discussed in Note 1 - Summary of Significant Accounting Policies in the accompanying notes to consolidated financial statements, our policies and procedures related to accounting for credit losses changed on January 1, 2020 in connection with the adoption of a new accounting standard update as codified in Accounting Standards Codification (“ASC”) Topic 326 (“ASC 326”) Financial Instruments - Credit Losses. In the case of off-balance-sheet credit exposures, the allowance for credit losses is a liability account, calculated in accordance with ASC 326, reported as a component of accrued interest payable and other liabilities in our consolidated balance sheets. The amount of each allowance account represents management's best estimate of current expected credit losses (“CECL”) on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. While management utilizes its best judgment and information available, the ultimate adequacy of our allowance accounts is dependent upon a variety of factors beyond our control, including the performance of our portfolios, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets. For additional information regarding our accounting policies related to credit losses, refer to Note 1 - Summary of Significant Accounting Policies and Note 3 - Loans in the accompanying notes to consolidated financial statements.
Allowance for Credit Losses - Loans. The table below provides an allocation of the year-end allowance for credit losses on loans by loan portfolio segment; however, allocation of a portion of the allowance to one segment does not preclude its availability to absorb losses in other segments.

	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans	Total Loans	Ratio of Allowance Allocated to Loans in Each Category
December 31, 2021
Commercial and industrial	$72,091	32.9%	$5,364,954	1.34%
Energy	17,217	6.6	1,077,792	1.60
Paycheck Protection Program	—	2.6	428,882	—
Commercial real estate	144,936	46.4	7,576,610	1.91
Consumer real estate	6,585	8.6	1,410,790	0.47
Consumer and other	7,837	2.9	477,369	1.64
Total	$248,666	100.0%	$16,336,397	1.52
Excluding PPP loans	$248,666		$15,907,515	1.56
December 31, 2020
Commercial and industrial	$73,843	28.4%	$4,955,341	1.49%
Energy	39,553	7.1	1,235,198	3.20
Paycheck Protection Program	—	13.9	2,433,849	—
Commercial real estate	134,892	40.1	7,020,467	1.92
Consumer real estate	7,926	7.6	1,330,774	0.60
Consumer and other	6,963	2.9	505,680	1.38
Total	$263,177	100.0%	$17,481,309	1.51
Excluding PPP loans	$263,177		$15,047,460	1.75
The allowance allocated to commercial and industrial loans totaled $72.1 million, or 1.34% of total commercial and industrial loans, at December 31, 2021 decreasing $1.8 million, or 2.4%, compared to $73.8 million, or 1.49% of total commercial and industrial loans at December 31, 2020. Modeled expected credit losses decreased $18.7 million while qualitative factor (“Q-Factor”) and other qualitative adjustments related to commercial and industrial loans increased $11.7 million. Specific allocations for commercial and industrial loans that were evaluated for expected credit losses on an individual basis increased $5.2 million, or 98.0%, from $5.3 million at December 31, 2020 to $10.5 million at December 31, 2021. The increase in specific allocations for commercial and industrial loans was primarily related to several newly downgraded credit relationships with specific allocations totaling $9.2 million partly offset by reductions in allocations for certain other loans due to principal payments received and the recognition of charge-offs.
The allowance allocated to energy loans totaled $17.2 million, or 1.60% of total energy loans, at December 31, 2021 decreasing $22.3 million, or 56.5%, compared to $39.6 million, or 3.20% of total energy loans at December 31, 2020. Modeled expected credit losses related to energy loans decreased $2.5 million while Q-Factor and other qualitative adjustments related to energy loans decreased $15.8 million. Specific allocations for energy loans that were evaluated for expected credit losses on an individual basis totaled $5.5 million at December 31, 2021 decreasing $3.9 million, or 41.9%, compared to $9.4 million at December 31, 2020. The decrease in specific allocations for energy loans was primarily related to principal payments received and, to a lesser extent, the recognition of charge-offs.
The allowance allocated to commercial real estate loans totaled $144.9 million, or 1.91% of total commercial real estate loans, at December 31, 2021 increasing $10.0 million, or 7.4%, compared to $134.9 million, or 1.92% of total commercial real estate loans at December 31, 2020. Modeled expected credit losses related to commercial real estate loans decreased $108.5 million while Q-Factor and other qualitative adjustments related to commercial real estate loans increased $118.6 million. Specific allocations for commercial real estate loans that were evaluated for expected credit losses on an individual basis decreased from $513 thousand at December 31, 2020 to $400 thousand at December 31, 2021.
The allowance allocated to consumer real estate loans totaled $6.6 million, or 0.47% of total consumer real estate loans, at December 31, 2021 decreasing $1.3 million, or 16.9%, compared to $7.9 million, or 0.60% of total consumer real estate loans at December 31, 2020 primarily due to modeled expected credit losses which decreased $1.4 million.
The allowance allocated to consumer loans totaled $7.8 million, or 1.64% of total consumer loans, at December 31, 2021 increasing $874 thousand, or 12.6%, compared to $7.0 million, or 1.38% of total consumer loans at December 31, 2020. Modeled expected credit losses related to consumer loans decreased $548 thousand while Q-Factor and other qualitative adjustments related to consumer loans increased $1.4 million.
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
In estimating expected credit losses as of December 31, 2021, we utilized the Moody’s Analytics December 2021 Consensus Scenario (the “December 2021 Consensus Scenario”) to forecast the macroeconomic variables used in our models. The December 2021 Consensus Scenario was based on the review of a variety of surveys of baseline forecasts of the U.S. economy. The December 2021 Consensus Scenario projections included, among other things, (i) U.S. Gross Domestic Product (“GDP”) annualized quarterly growth rate of 6.4% in the first quarter of 2022, followed by annualized quarterly growth rates in the range of 3.8% to 5.4% during the remainder of 2022 and an average annualized growth rate of 4.8% through the end of the forecast period in the fourth quarter of 2023; (ii) U.S. unemployment rate of 4.3% in the first quarter of 2022 improving to 3.7% by the end of the forecast period in the fourth quarter of 2023 with Texas unemployment rates slightly higher at those dates; and (iii) projected average 10 year Treasury rate of 1.59% in the first quarter of 2022, increasing to average projected rates of 1.75% during the remainder of 2022 and 2.10% in 2023. Furthermore, the December 2021 Consensus Scenario projects an average oil price in the range of approximately $62 to $66 per barrel through the end of the forecast period in the fourth quarter of 2023.
In estimating expected credit losses as of December 31, 2020, we utilized the Moody’s Analytics December 2020 BL Baseline Scenario (the “December BL Scenario”) to forecast the macroeconomic variables used in our models. The December BL Scenario was based on the review of a variety of surveys of baseline forecasts of the U.S. economy. The December BL Scenario projections included, among other things, (i) U.S. Gross Domestic Product (“GDP”) annualized quarterly growth rate of 4.6% for the fourth quarter of 2020 followed by projected annualized quarterly growth rates in the range of approximately 3.0% to 8.0% during 2021 and 6.0% to 7.5% through the end of the forecast period in the fourth quarter of 2022; (ii) a U.S. unemployment rate of 6.7% in the fourth quarter of 2020 and an average projected rate of 7.0% in 2021 and 6.0% in 2022, with the fourth quarter of 2022 projected to be 5.4% (Texas unemployment rates were projected to be slightly less for those periods); and (iii) an average 10 year Treasury rate of 0.79% in the fourth quarter of 2020, increasing to an average projected rate of 1.05% in 2021 and 2.04% in 2022. The December BL Scenario also projected average oil prices of $40 per barrel in the fourth quarter of 2020, $45 per barrel on average for the year in 2021 and $55 per barrel on average for the year in 2022, with the fourth quarter of 2022 projected to be $59 per barrel.
The overall loan portfolio, excluding PPP loans which are fully guaranteed by the SBA, as of December 31, 2021 increased $860.1 million, or 5.7%, compared to December 31, 2020. This increase included a $556.1 million, or 7.9%, increase in commercial real estate loans, a $409.6 million, or 8.3%, increase in commercial and industrial loans and a $80.0 million, or 6.0%, increase in consumer real estate loans partly offset by a $157.4 million, or 12.7%, decrease in energy loans and a $28.3 million, or 5.6%, decrease in consumer and other loans. The weighted average risk grade for commercial and industrial loans decreased to 6.22 at December 31, 2021 compared to 6.45 at December 31, 2020. Commercial and industrial loans graded “watch” and “special mention” (risk grades 9 and 10) decreased $135.2 million during 2021 while classified commercial and industrial loans decreased $12.9 million. Classified loans consist of loans having a risk grade of 11, 12 or 13. The weighted-average risk grade for energy loans decreased to 6.06 at December 31, 2021 from 6.85 at December 31, 2020. The decrease in the weighted average risk grade was primarily related to a $141.6 million decrease in energy loans graded “watch” and “special mention” (risk grades 9 and 10) and a $56.1 million decrease in classified energy loans. Pass grade energy loans increased $40.2 million while the weighted-average risk grade of pass grade energy loans decreased slightly from 5.99 at December 31, 2020 to 5.78 at December 31, 2021. The weighted average risk grade for commercial real estate loans decreased from 7.32 at December 31, 2020 to 7.19 at December 31, 2021. Pass grade commercial real estate loans increased $679.2 million while commercial real estate loans graded as “watch” and “special mention” decreased $62.8 million and classified commercial real estate loans decreased $60.3 million.
As noted above our credit loss models utilized the economic forecasts in the Moody’s Consensus Scenario for December 2021 for our estimated expected credit losses as of December 31, 2021 and the Moody’s Baseline Scenario for December 2020 for our estimate of expected credit losses as of December 31, 2020. We qualitatively adjusted the model results based on these scenarios for various risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These Q-Factor and other qualitative adjustments are discussed below.
Q-Factor adjustments are based upon management judgment and current assessment as to the impact of risks related to changes in lending policies and procedures; economic and business conditions; loan portfolio attributes and credit concentrations; and external factors, among other things, that are not already captured within the modeling inputs, assumptions and other processes. Management assesses the potential impact of such items within a range of severely negative impact to positive impact and adjusts the modeled expected credit loss by an aggregate adjustment percentage based upon the assessment. As a result of this assessment as of December 31, 2021, modeled expected credit losses were adjusted upwards by a weighted-average Q-Factor adjustment of approximately 2.3%, up from approximately 1.2% at December 31, 2020. The weighted-average Q-Factor adjustment at December 31, 2021 was based on a limited negative expected impact on our commercial loan portfolios related to changes in lending policies procedures and underwriting standards and changes in loan portfolio concentrations; a negative expected impact associated with national, regional and local economic and business conditions and developments that affect the collectability of loans; a severely negative expected impact from other risk factors associated with our commercial real estate construction and land loan portfolios, particularly the risks related to expected extensions; and no impact to changes in loan portfolio attributes, changes in risk grades, changes in the volumes and severity of loan delinquencies and adverse classifications and potential deterioration of collateral values. The weighted-average Q-Factor adjustment at December 31, 2020 was based on a positive expected impact related to changes in lending policies, procedures and underwriting standards; a limited negative expected impact associated with changes in loan portfolio attributes and concentrations, changes in risk grades, changes in the volumes and severity of loan delinquencies and adverse classifications and potential deterioration of collateral values; and a severely negative expected impact from other risk factors associated with our commercial real estate construction and land loan portfolios, particularly the risks related to expected extensions.
In the first quarter of 2020, unprecedented economic conditions due to the COVID-19 pandemic and oil and gas price volatility resulted in significant spikes in the unemployment rate and the level of unemployment claims as well as severe declines in the level of the U.S. and Texas GDPs, among other things. In some cases, our expected credit loss models consider these economic variables on a three- to four-quarter lag basis. As of December 31, 2021, the significant spikes in several of these variables are no longer impacting our model results; however, as the economy has entered recovery, the models are now being impacted by exceptionally positive changes in certain variables which has resulted in lower estimates of expected credit losses. Notwithstanding the foregoing, management believes there are still significant headwinds impacting the recovery of the U.S. and Texas economies and certain categories of our loan portfolio. As a result, we have provided additional qualitative adjustments for certain categories of loans, as further described below.
As of December 31, 2020, we provided an additional qualitative adjustment for energy production loans. This adjustment was estimated based on borrowing base determinations for our energy production loans using current engineering valuations. We also performed an analysis of our customers' secondary sources of capital. As a result of the estimated borrowing base deficiencies for the identified credits, we provided an additional qualitative adjustment of approximately $21.1 million for energy production loans at December 31, 2020. Using a similar methodology, we determined that a similar qualitative adjustment was not necessary as of December 31, 2021 as there were no longer any significant borrowing base deficiencies within the energy production portfolio as a result of higher market prices for oil and gas and lower line balances on production loans. Nonetheless, as of December 31, 2021, we provided an additional qualitative adjustment for energy loans totaling $5.2 million to address the risk associated with relationship exposure concentrations within the energy loan portfolio, as further discussed below.
Our Commercial Real Estate Oversight Council, in its oversight and assessment of the credit quality of our commercial real estate loan portfolios, believes these portfolios continue to have an elevated level of risk notwithstanding recent economic stimulus efforts by federal and state governments. As of December 31, 2021, we provided additional qualitative adjustments totaling $127.2 million for various categories of our commercial real estate loan portfolio. This amount includes $67.3 million for non-owner-occupied commercial real estate loans, $40.5 million for owner-occupied commercial real estate loans and $19.4 million for commercial real estate construction loans. These additional qualitative adjustments are largely related to the on-going effects of the COVID-19 pandemic, as further discussed below, and to compensate for the effect of unusually large positive changes in certain economic variables used by our credit loss models. The COVID-19 pandemic has also been a catalyst for the evolution of various remote work options which could impact the long-term performance of some types of office properties within our commercial real estate portfolio. Furthermore, management believes that there are still significant headwinds impacting the recovery of the U.S. and Texas economies and certain categories of our loan portfolio. These additional qualitative adjustments also include $2.6 million to address the risk associated with relationship exposure concentrations within our commercial real estate loan portfolio, as further discussed below.
The COVID-19 pandemic has resulted in a significant decrease in commercial activity throughout the State of Texas as well as nationally. Efforts to limit the spread of COVID-19 led to the closure of non-essential businesses, travel restrictions, supply chain disruptions and prohibitions on public gatherings, among other things, throughout many parts of the United States and, in particular, the markets in which we operate. Nonetheless, by late 2020, the markets in which we operate had substantially reopened. We lend to customers operating in certain industries (detailed in the table below) that have been, and are expected to continue to be, more significantly impacted by the effects of the COVID-19 pandemic. We are continuing to monitor customers in these industries closely. In assessing these portfolios for an additional qualitative adjustment, we performed a comprehensive review of the financial condition and overall outlook of the borrowers within these portfolios. Based on this analysis, we determined that there continues to be an elevated level of risk associated with these industries. As a result, we provided an additional qualitative adjustment related to the effects of the COVID-19 pandemic totaling $45.2 million as of December 31, 2021, of which $40.5 million was allocated to commercial real estate loans and $4.7 million was allocated to commercial and industrial loans. These amounts are included in the totals detailed above. As of December 31, 2020, we provided a similar additional qualitative adjustment totaling $47.1 million, which, for the most part, was allocated to commercial real estate loans.

These industries that management believes are particularly impacted by the effects of the COVID-19 pandemic are presented in the following table as of December 31, 2021 and 2020 and include amounts reported as both commercial and industrial loans and commercial real estate loans while PPP loans are excluded.

	Outstanding Balance	Percentage of Total Loans, Excluding PPP Loans	Allocated Allowance	Allocated Allowance as a Percentage of Outstanding Balance
December 31, 2021
Hotels/lodging	$295,088	1.86%	$26,443	8.96%
Restaurants	285,786	1.80	12,601	4.41
Entertainment	104,019	0.65	9,101	8.75
Total	$684,893	4.31%	$48,145	7.03%
December 31, 2020
Retail/strip centers	$916,633	6.09%	$21,049	2.30%
Hotels/lodging	268,825	1.79	24,546	9.13
Restaurants	277,054	1.84	20,617	7.44
Entertainment	126,266	0.84	6,151	4.87
Total	$1,588,778	10.56%	$72,363	4.55%
As of December 31, 2021, we provided an additional qualitative adjustment for our commercial and industrial loan portfolio totaling $13.7 million, of which $4.7 million was included in the $45.2 million additional qualitative adjustment for COVID-19 impacted industries discussed above. The adjustment also included $5.0 million to address the risk associated with relationship exposure concentrations within our commercial and industrial loan portfolio, as further discussed below. Lastly, the adjustment included $4.0 million to address the risk associated with the long-term sustainability of borrowers within our small business commercial and industrial loan portfolio. The majority of these borrowers have been bolstered by PPP funding from the SBA which has helped them to sustain their operations amid on-going pandemic-related shutdowns and other restrictions. Nonetheless, management believes there is an elevated level of risk associated with the long-term viability of many of these businesses when this government supplemented funding runs out. Furthermore, on March 27, 2021, the COVID-19 Bankruptcy Relief Extension Act of 2021 was enacted, extending the bankruptcy relief provisions enacted in the CARES Act of 2020 until March 27, 2022. These provisions provide financially distressed small businesses and individuals greater access to bankruptcy relief. In that regard, we also provided an additional qualitative adjustment for our consumer and other loan portfolio totaling $1.4 million in light of the level of unsecured loans within this portfolio and other risk factors.
As of December 31, 2021, we allocated $12.8 million to address the risk associated with relationship exposure concentrations within our loan portfolio. Of this amount, $5.2 million was allocated to energy loans, $5.0 million was allocated to commercial and industrial loans and $2.6 million was allocated to commercial real estate loans. Management has observed through industry research that the degree to which expected credit losses fluctuate is directly related to the degree to which a loan portfolio is concentrated or diversified. A highly concentrated loan portfolio is more likely to exhibit concentrated losses compared to a well diversified loan portfolio where segments are exposed to relatively uncorrelated factors. The variations in loan portfolio concentrations over time cause expected credit losses within our existing portfolio to differ from historical loss experience. Given that the allowance for credit losses on loans reflects expected credit losses within our loan portfolio and the fact that these expected credit losses are uncertain as to nature, timing and amount, management believes that segments with higher concentration risk are more likely to experience a high loss event. Due to the fact that a significant portion of our loan portfolio is concentrated in large credit relationships and because of large, concentrated credit losses in recent years, management made the aforementioned qualitative adjustments, which were based upon statistical analysis, to address the risk associated with the such a relationship deteriorating to a loss event.

Additional information related to credit loss expense and net (charge-offs) recoveries is presented in the tables below. Also see Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report.

	Credit Loss Expense (Benefit)	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans
2021
Commercial and industrial	$(2,160)	$408	$4,854,465	0.01%
Energy	(19,207)	(3,129)	1,049,540	(0.30)
Paycheck Protection Program	—	—	1,851,765	—
Commercial real estate	8,101	1,943	7,189,325	0.03
Consumer real estate	(3,061)	1,720	1,350,554	0.13
Consumer and other	10,230	(9,356)	473,982	(1.97)
Total	$(6,097)	$(8,414)	$16,769,631	(0.05)
Excluding PPP loans	$(6,097)	$(8,414)	$14,917,866	(0.06)
2020
Commercial and industrial	$15,156	$(14,169)	$5,068,730	(0.28)%
Energy	85,889	(73,265)	1,459,450	(5.02)
Paycheck Protection Program	—	—	2,158,477	—
Commercial real estate	124,427	(7,053)	6,705,206	(0.11)
Consumer real estate	1,906	(485)	1,260,556	(0.04)
Consumer and other	9,632	(8,463)	512,034	(1.65)
Total	$237,010	$(103,435)	$17,164,453	(0.60)
Excluding PPP loans	$237,010	$(103,435)	$15,005,976	(0.69)
2019
Commercial and industrial	$13,144	$(10,131)	$5,227,627	(0.19)%
Energy	14,388	(6,058)	1,556,005	(0.39)
Paycheck Protection Program	—	—	—	—
Commercial real estate	(6,934)	(806)	5,969,354	(0.01)
Consumer real estate	467	(2,457)	1,154,723	(0.21)
Consumer and other	12,694	(14,272)	532,840	(2.68)
Total	$33,759	$(33,724)	$14,440,549	(0.23)
Excluding PPP loans	$33,759	$(33,724)	$14,440,549	(0.23)
We recorded a net credit loss benefit related to loans totaling $6.1 million for 2021 compared to a net credit loss expense related to loans totaling $237.0 million in 2020 and $33.8 million in 2019. The net credit loss benefit related to loans during 2021 primarily reflects improvements in forecasted economic conditions and oil price trends relative to the prevailing conditions in 2020 as well as a decrease in net charge-offs. Credit loss expense related to loans during 2020 reflected the uncertain future impacts associated with the COVID-19 pandemic and the significant volatility in oil prices as well as the level of net charge-offs, the expected deterioration in credit quality and other changes within the loan portfolio. Credit loss expense during 2019 was calculated under our prior incurred loss methodology and primarily reflected the level of net charge-offs and specific valuation allowances as well as the impact of the overall growth in the loan portfolio since previous year-end. The ratio of the allowance for credit losses on loans to total loans was 1.52% (1.56% excluding PPP loans) at December 31, 2021 compared to 1.51% (1.75% excluding PPP loans) at December 31, 2020 and 0.90% at December 31, 2019. Management believes the recorded amount of the allowance for credit losses on loans is appropriate based upon management’s best estimate of current expected credit losses within the existing portfolio of loans. Should any of the factors considered by management in making this estimate change, our estimate of current expect credit losses could also change, which could affect the level of future credit loss expense related to loans.

Allowance for Credit Losses - Off-Balance-Sheet Credit Exposures. The allowance for credit losses on off-balance-sheet credit exposures totaled $50.3 million and $44.2 million at December 31, 2021 and December 31, 2020, respectively. The level of the allowance for credit losses on off-balance-sheet credit exposures depends upon the volume of outstanding commitments, underlying risk grades, the expected utilization of available funds and forecasted economic conditions impacting our loan portfolio. Credit loss expense related to off-balance-sheet credit exposures totaled $6.2 million during 2021 compared to $4.3 million during 2020. The increase in credit loss expense primarily reflects an increase in overall off-balance-sheet credit exposures and the uncertain future impacts associated with COVID-19. Credit loss expense for off-balancee-sheet credit exposures in 2021 was also partly impacted by the down-grade of a large credit commitment within our SNC portfolio. No credit loss expense related to off-balance-sheet credit exposures was recognized during 2019 under our prior incurred loss methodology. Further information regarding our policies and methodology used to estimate the allowance for credit losses on off-balance-sheet credit exposures is presented in Note 8 - Off-Balance-Sheet Arrangements, Commitments, Guarantees and Contingencies in the accompanying notes to consolidated financial statements.
Securities
The following tables summarize the maturity distribution schedule with corresponding weighted-average yields of securities held to maturity and securities available for sale as of December 31, 2021. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 21%. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as available for sale include stock in the Federal Reserve Bank and the Federal Home Loan Bank, which have no maturity date. These securities have been included in the total column only. Held-to-maturity securities are presented at amortized cost before any allowance for credit losses.

	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
Residential mortgage- backed securities	$37	1.68%	$—	—%	$515,100	2.28%	$12,127	2.51%	$527,264	2.28%
States and political subdivisions	464,112	3.31	180,373	3.43	73,808	3.23	502,280	3.57	1,220,573	3.43
Other	1,500	1.92	—	—	—	—	—	—	1,500	1.92
Total	$465,649	3.31	$180,373	3.43	$588,908	2.40	$514,407	3.54	$1,749,337	3.08
Available for sale:
U.S. Treasury	$—	—%	$1,038,734	1.42%	$942,113	1.42%	$198,586	2.15%	$2,179,433	1.48%
Residential mortgage- backed securities	64	2.06	15,954	3.22	19,624	1.53	4,030,623	1.98	4,066,265	1.98
States and political subdivisions	87,493	4.32	1,715,065	3.94	858,485	3.42	4,975,528	3.48	7,636,571	3.59
Other	—	—	—	—	—	—	—	—	42,359	—
Total	$87,557	4.32	$2,769,753	2.96	$1,820,222	2.33	$9,204,737	2.77	$13,924,628	2.75
All mortgage-backed securities included in the above tables were issued by U.S. government agencies and corporations. At December 31, 2021, all of the securities in our municipal bond portfolio were issued by the State of Texas or political subdivisions or agencies within the State of Texas, of which approximately 77.9% are either guaranteed by the Texas Permanent School Fund, which has a “triple-A” insurer financial strength rating, or secured by U.S. Treasury securities via defeasance of the debt by the issuers.
The average taxable-equivalent yield on the securities portfolio based on a 21% tax rate was 3.29% in 2021 compared to 3.46% in 2020. Tax-exempt municipal securities totaled 64.2% of average securities in 2021 compared to 66.6% in 2020. The average yield on taxable securities was 1.97% in 2021 compared to 2.27% in 2020, while the average taxable-equivalent yield on tax-exempt securities was 4.06% in 2021 compared to 4.08% in 2020. See the section captioned “Net Interest Income” elsewhere in this discussion.

Deposits
The table below presents the daily average balances of deposits by type and weighted-average rates paid thereon during the years presented:

	2021		2020		2019
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Non-interest-bearing demand deposits	$16,670,807		$13,563,696		$10,358,416
Interest-bearing deposits:
Savings and interest checking	10,682,149	0.01%	8,283,665	0.03%	7,243,016	0.15%
Money market accounts	9,990,626	0.09	8,457,263	0.18	7,806,175	0.93
Time accounts	1,129,041	0.33	1,133,648	1.25	1,005,670	1.64
Total interest-bearing deposits	21,801,816	0.07	17,874,576	0.18	16,054,861	0.62
Total deposits	$38,472,623	0.04	$31,438,272	0.10	$26,413,277	0.38
Average deposits increased $7.0 billion, or 22.4%, in 2021 compared to 2020. The most significant volume growth during 2021 compared to 2020 was in non-interest bearing deposits; savings and interest checking; and money market deposits. The ratio of average interest-bearing deposits to total average deposits was 56.7% in 2021 compared to 56.9% in 2020. The average cost of interest-bearing deposits and total deposits was 0.07% and 0.04% during 2021 compared to 0.18% and 0.10% during 2020. The decrease in the average cost of interest-bearing deposits in 2021 as compared to 2020 was related to lower average interest rates paid on most of our interest-bearing deposit products as a result of lower average market interest rates.
Geographic Concentrations. The following table summarizes our average total deposit portfolio, as segregated by the geographic region from which the deposit accounts were originated. Certain accounts, such as correspondent bank deposits and deposits allocated to certain statewide operational units, are recorded at the statewide level.

		Percent		Percent		Percent
	2021	of Total	2020	of Total	2019	of Total
San Antonio	$11,140,600	29.0%	$9,147,078	29.1%	$7,869,417	29.8%
Houston	7,360,930	19.1	5,715,514	18.2	4,467,132	16.9
Fort Worth	6,650,164	17.3	5,615,584	17.9	4,699,142	17.8
Austin	4,931,275	12.8	3,882,661	12.3	3,285,637	12.5
Dallas	3,181,252	8.3	2,553,571	8.1	2,160,684	8.2
Corpus Christi	1,965,158	5.1	1,655,395	5.3	1,473,967	5.6
Permian Basin	1,694,366	4.4	1,518,781	4.8	1,326,517	5.0
Rio Grande Valley	1,055,427	2.7	895,653	2.8	747,713	2.8
Statewide	493,451	1.3	454,035	1.5	383,068	1.4
Total	$38,472,623	100.0%	$31,438,272	100.0%	$26,413,277	100.0%
Foreign Deposits. Mexico has historically been considered a part of the natural trade territory of our banking offices. Accordingly, U.S. dollar-denominated foreign deposits from sources within Mexico have traditionally been a significant source of funding. Average deposits from foreign sources, primarily Mexico, totaled $933.3 million in 2021 and $824.9 million in 2020.
Brokered Deposits. From time to time, we have obtained interest-bearing deposits through brokered transactions including participation in the Certificate of Deposit Account Registry Service (“CDARS”). Brokered deposits were not significant during the reported periods.
Capital and Liquidity
Capital. Shareholders’ equity totaled $4.4 billion at December 31, 2021 and $4.3 billion at December 31, 2020. In addition to net income of $443.1 million, other sources of capital during 2021 included $54.4 million in proceeds from stock option exercises and $12.8 million related to stock-based compensation. Additionally, we issued $1.7 million of common stock held in treasury to our 401(k) plan in connection with matching contributions. Uses of capital during 2021 included $195.9 million of dividends paid on preferred and common stock, an other comprehensive loss, net of tax, of $165.7 million and $3.9 million of treasury stock purchases.

The accumulated other comprehensive income/loss component of shareholders’ equity totaled a net, after-tax, unrealized gain of $347.3 million at December 31, 2021 compared to a net, after-tax, unrealized gain $513.0 million at December 31, 2020. The decrease was primarily due to a $183.6 million net, after-tax, decrease in the net unrealized gain on securities available for sale and securities transferred to held to maturity, partly offset by $17.9 million related to a decrease in the net actuarial loss and reclassification adjustments related to our defined-benefit post retirement benefit plans.
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
We paid quarterly dividends of $0.72, $0.72, $0.75 and $0.75 per common share during the first, second, third and fourth quarters of 2021, respectively, and quarterly dividends of $0.71, $0.71, $0.71 and $0.72 per common share during the first, second, third and fourth quarters of 2020, respectively. This equates to a dividend payout ratio of 43.3% in 2021 and 55.8% in 2020. The amount of dividend, if any, we may pay may be limited as more fully discussed in Note 9 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements elsewhere in this report.
Preferred Stock. On March 16, 2020, we redeemed all 6,000,000 shares of our 5.375% Non-Cumulative Perpetual Preferred Stock, Series A, (“Series A Preferred Stock”) at a redemption price of $25 per share, or an aggregate redemption of $150.0 million. On November 19, 2020 we issued 150,000 shares, or $150.0 million in aggregate liquidation preference, of our 4.450% Non-Cumulative Perpetual Preferred Stock, Series B, par value $0.01 and liquidation preference $1,000 per share (“Series B Preferred Stock”). Each share of Series B Preferred Stock issued and outstanding is represented by 40 depositary shares, each representing a 1/40th ownership interest in a share of the Series B Preferred Stock (equivalent to a liquidation preference of $25 per share). Additional details about our preferred stock are included in Note 9 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements elsewhere in this report.
Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On January 26, 2022, our board of directors authorized a $100.0 million stock repurchase plan, allowing us to repurchase shares of our common stock over a one-year period from time to time at various prices in the open market or through private transactions. Under prior stock repurchase plans, we repurchased, 177,834 shares at a total cost of $13.7 million during 2020 and 699,031 shares at a total cost of $67.2 million during 2019. No shares were repurchased under a stock repurchase plan during 2021. See Part II, Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, elsewhere in this report.
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
Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of December 31, 2021, we had approximately $15.9 billion held in an interest-bearing account at the Federal Reserve. We also have the ability to borrow funds as a member of the Federal Home Loan Bank (“FHLB”). As of December 31, 2021, based upon available, pledgeable collateral, our total borrowing capacity with the FHLB was approximately $3.1 billion. Furthermore, at December 31, 2021, we had approximately $9.3 billion in securities that were unencumbered by a pledge and could be used to support additional borrowings through repurchase agreements or the Federal Reserve discount window, as needed. As of December 31, 2021, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.
In the ordinary course of business we have entered into contractual obligations and have made other commitments to make future payments. Refer to the accompanying notes to consolidated financial statements elsewhere in this report for the expected timing of such payments as of December 31, 2021. These include payments related to (i) long-term borrowings (Note 7 - Borrowed Funds), (ii) operating leases (Note 4 - Premises and Equipment and Lease Commitments), (iii) time deposits with stated maturity dates (Note 6 - Deposits) and (iv) commitments to extend credit and standby letters of credit (Note 8 - Off-Balance-Sheet Arrangements, Commitments, Guarantees and Contingencies).
Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 9 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements elsewhere in this report regarding such dividends. At December 31, 2021, Cullen/Frost had liquid assets, including cash and resell agreements, totaling $471.9 million.
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
For modeling purposes, as of December 31, 2021, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 2.8% and 7.1%, respectively, relative to the flat-rate case over the next 12 months, while a 25 basis point ratable decrease in interest rates would result in a negative variance in net interest income of 3.0% relative to the flat-rate case over the next 12 months. As of December 31, 2020, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 2.3% and 6.2%, respectively, relative to the flat-rate case over the next 12 months, while a 25 basis point ratable decrease in interest rates would result in a negative variance in net interest income of 1.8% relative to the flat-rate case over the next 12 months. Both the December 31, 2021 and 2020 model simulations for increased interest rates were impacted by the assumption, for modeling purposes, that we will begin to pay interest on commercial demand deposits (those not already receiving an earnings credit rate) in the first quarters of 2022 and 2021, respectively, as further discussed below. The likelihood of a decrease in interest rates beyond 25 basis points as of December 31, 2021 and 2020 was considered to be remote given prevailing interest rate levels.

The model simulations as of December 31, 2021 indicate that our projected balance sheet is more asset sensitive in comparison to our balance sheet as of December 31, 2020. The increased asset sensitivity was primarily due to an increase in the relative proportion of interest-bearing deposits (primarily amounts held by us in an interest-bearing account at the Federal Reserve) to projected average interest-earning assets. Such interest-bearing deposits are more immediately impacted by changes in interest rates in comparison to our other categories of earning assets.
We do not currently pay interest on a significant portion of our commercial demand deposits. Any interest rate that would ultimately be paid on these commercial demand deposits would likely depend upon a variety of factors, some of which are beyond our control. Our modeling simulations as of December 31, 2021 and 2020 assume a slightly aggressive pricing structure with regards to interest payments on commercial demand deposits (those not already receiving an earnings credit) with interest payments assumed to begin in the first quarters of 2022 and 2021, respectively. This pricing structure on commercial demand deposits assumes a deposit pricing beta of 25%. The pricing beta is a measure of how much deposit rates reprice, up or down, given a defined change in market rates.
As of December 31, 2021, the effects of a 200 basis point increase and a 25 basis point decrease in interest rates on our derivative holdings would not result in a significant variance in our net interest income.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Cullen/Frost Bankers, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cullen/Frost Bankers, Inc. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 4, 2022 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Notes 1 and 3 to the consolidated financial statements, the Company changed its method for accounting for credit losses on loans in 2020 due to the adoption of Accounting Standards Update (ASU) No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and the related amendments.
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

Allowances for Credit Losses
Description of the Matter
The Company’s loan portfolio totaled $16.3 billion as of December 31, 2021 and the associated allowance for credit losses on loans was $248.7 million. The Company’s unfunded loan commitments totaled $10.7 billion, with an associated allowance for credit loss of $50.3 million. Together these amounts represent the allowances for credit losses (“ACL”). As discussed in Notes 1, and 3 to the consolidated financial statements, in the cases of loans, the allowance for credit losses is a contra-asset valuation account, calculated in accordance with ASC 326, that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. As discussed in Notes 1, 3, and 8 to the consolidated financial statements, in the case of unfunded loan commitments, the allowance for credit losses is a liability account, calculated in accordance with ASC 326, reported as a component of accrued interest payable and other liabilities. The amount of each allowance account represented management’s best estimate of current expected credit losses on these financial instruments considering all available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. In calculating the allowance for credit losses, most loans were segmented into pools based upon similar characteristics and risk profiles. For each loan pool, management measured expected credit losses over the life of each loan utilizing a combination of models which measured probability of default (“PD”), probability of attrition (“PA”), loss given default (“LGD”), and exposure at default (“EAD”). Modeled expected credit losses were calculated as the product of PD (adjusted for attrition), LGD, and EAD. PD and PA were estimated by analyzing internally sourced data related to historical performance of each loan pool over a complete economic cycle. PD and PA were adjusted to reflect the current impact of certain macroeconomic variables as well as their expected changes over a reasonable and supportable forecast period. After the reasonable and supportable forecast period, the forecasted macroeconomic variables were reverted to their historical mean utilizing a rational, systematic basis. The LGD was based on historical recovery averages for each loan pool, adjusted to reflect the current impact of certain macroeconomic variables as well as their expected changes over the reasonable and supportable forecast period. EAD was estimated using a linear regression model that estimates the average percentage of the loan balance that remains at the time of default. In some cases, management determined that an individual loan exhibited unique risk characteristics which differentiated the loan from other loans with the identified loan pools. In such cases, the loans were evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Management qualitatively adjusted model results for risk factors that were not considered within the modeling processes but were nonetheless relevant in assessing the expected credit losses within the loan pools. These qualitative factor adjustments modified management’s estimate of expected credit losses by a calculated percentage or amount based upon the estimated level of risk.
Auditing management’s estimate of the ACL involved a high degree of subjectivity due to the nature of the qualitative factor adjustments included in the allowances for credit losses and complexity due to the utilization of the PD, PA, LGD, and EAD models (the “Models”). Management’s identification and measurement of the qualitative factor adjustments is highly judgmental and could have a significant effect on the ACL.
How We Addressed the Matter in Our Audit
We obtained an understanding of the Company’s process for establishing the ACL, including the utilization of Models and the qualitative factor adjustments of the ACL. We evaluated the design and tested the operating effectiveness of related controls over the reliability and accuracy of data used to calculate and estimate the various components of the ACL, the accuracy of the calculation of the ACL, management’s review and approval of methodologies used to establish the ACL, validation procedures over the Models, analysis of changes in various components of the ACL relative to changes in the Company’s loan portfolio and economy and evaluation of the overall reasonableness and appropriateness of the ACL. In doing so, we tested the operating effectiveness of review and approval controls in the Company’s governance process designed to identify and assess the qualitative factor adjustments which is meant to measure expected credit losses associated with factors not captured fully in the other components of the ACL.
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
San Antonio, Texas
February 4, 2022

Cullen/Frost Bankers, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	December 31,
	2021	2020
Assets:
Cash and due from banks	$555,778	$529,454
Interest-bearing deposits	15,985,244	9,758,624
Federal funds sold	34,075	775
Resell agreements	7,903	—
Total cash and cash equivalents	16,583,000	10,288,853
Securities held to maturity, net of allowance for credit losses of $158 in 2021 and $160 in 2020	1,749,179	1,945,673
Securities available for sale, at estimated fair value	13,924,628	10,437,565
Trading account securities	25,162	24,456
Loans, net of unearned discounts	16,336,397	17,481,309
Less: Allowance for credit losses on loans	(248,666)	(263,177)
Net loans	16,087,731	17,218,132
Premises and equipment, net	1,050,331	1,045,578
Goodwill	654,952	654,952
Other intangible assets, net	866	1,563
Cash surrender value of life insurance policies	190,139	189,984
Accrued interest receivable and other assets	612,502	584,561
Total assets	$50,878,490	$42,391,317

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$18,423,018	$15,117,051
Interest-bearing deposits	24,272,678	19,898,710
Total deposits	42,695,696	35,015,761
Federal funds purchased	25,925	48,850
Repurchase agreements	2,740,799	2,068,147
Junior subordinated deferrable interest debentures, net of unamortized issuance costs	123,011	136,357
Subordinated notes, net of unamortized issuance costs	99,178	99,021
Accrued interest payable and other liabilities	754,326	730,165
Total liabilities	46,438,935	38,098,301

Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; 150,000 Series B shares ($1,000 liquidation preference) issued in 2021 and 2020	145,452	145,452
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 64,236,306 shares issued in both 2021 and 2020	642	642
Additional paid-in capital	1,009,921	997,168
Retained earnings	2,956,966	2,750,723
Accumulated other comprehensive income, net of tax	347,318	512,970
Treasury stock, at cost; 250,070 shares in 2021 and 1,225,066 in 2020	(20,744)	(113,939)
Total shareholders’ equity	4,439,555	4,293,016
Total liabilities and shareholders’ equity	$50,878,490	$42,391,317
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Interest income:
Loans, including fees	$674,611	$680,064	$741,747
Securities:
Taxable	89,550	93,569	117,082
Tax-exempt	226,683	233,614	233,842
Interest-bearing deposits	17,878	12,893	35,590
Federal funds sold	31	723	5,260
Resell agreements	16	172	264
Total interest income	1,008,769	1,021,035	1,133,785
Interest expense:
Deposits	14,520	32,018	99,742
Federal funds purchased	32	100	347
Repurchase agreements	2,209	4,382	19,328
Junior subordinated deferrable interest debentures	2,484	3,560	5,706
Subordinated notes	4,657	4,656	4,657
Federal Home Loan Bank advances	—	318	—
Total interest expense	23,902	45,034	129,780
Net interest income	984,867	976,001	1,004,005
Credit loss expense	63	241,230	33,759
Net interest income after credit loss expense	984,804	734,771	970,246
Non-interest income:
Trust and investment management fees	148,994	129,272	126,722
Service charges on deposit accounts	83,292	80,873	88,983
Insurance commissions and fees	51,548	50,313	52,345
Interchange and card transaction fees	17,461	13,470	14,873
Other charges, commissions and fees	36,836	34,825	37,123
Net gain (loss) on securities transactions	69	108,989	293
Other	48,528	47,712	43,563
Total non-interest income	386,728	465,454	363,902
Non-interest expense:
Salaries and wages	395,497	387,328	375,029
Employee benefits	82,029	75,676	86,230
Net occupancy	107,344	102,938	89,466
Technology, furniture and equipment	112,738	105,232	91,995
Deposit insurance	12,232	10,502	10,126
Intangible amortization	697	918	1,168
Other	171,457	166,310	180,665
Total non-interest expense	881,994	848,904	834,679
Income before income taxes	489,538	351,321	499,469
Income taxes	46,459	20,170	55,870
Net income	443,079	331,151	443,599
Preferred stock dividends	7,157	2,016	8,063
Redemption of preferred stock	—	5,514	—
Net income available to common shareholders	$435,922	$323,621	$435,536
Earnings per common share:
Basic	$6.79	$5.11	$6.89
Diluted	6.76	5.10	6.84
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$443,079	$331,151	$443,599
Other comprehensive income (loss), before tax:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	(231,355)	427,331	418,556
Change in net unrealized gain on securities transferred to held to maturity	(971)	(1,256)	(1,292)
Reclassification adjustment for net (gains) losses included in net income	(69)	(108,989)	(293)
Total securities available for sale and transferred securities	(232,395)	317,086	416,971
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	16,593	(11,518)	(3,644)
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	6,116	5,319	5,623
Total defined-benefit post-retirement benefit plans	22,709	(6,199)	1,979
Other comprehensive income (loss), before tax	(209,686)	310,887	418,950
Deferred tax expense (benefit)	(44,034)	65,287	87,980
Other comprehensive income (loss), net of tax	(165,652)	245,600	330,970
Comprehensive income	$277,427	$576,751	$774,569
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Balance at January 1, 2019	$144,486	$642	$967,304	$2,440,002	$(63,600)	$(119,917)	$3,368,917
Cumulative effect of accounting change	—	—	—	(14,672)	—	—	(14,672)
Adjusted beginning balance	144,486	642	967,304	2,425,330	(63,600)	(119,917)	3,354,245
Net income	—	—	—	443,599	—	—	443,599
Other comprehensive income, net of tax	—	—	—	—	330,970	—	330,970
Stock option exercises/stock unit conversions (399,224 shares)	—	—	—	(16,326)	—	37,096	20,770
Stock-based compensation expense recognized in earnings	—	—	15,946	—	—	—	15,946
Purchase of treasury stock (716,062 shares)	—	—	—	—	—	(68,793)	(68,793)
Cash dividends - preferred stock (approximately $1.34 per share)	—	—	—	(8,063)	—	—	(8,063)
Cash dividends – common stock ($2.80 per share)	—	—	—	(177,006)	—	—	(177,006)
Balance at December 31, 2019	144,486	642	983,250	2,667,534	267,370	(151,614)	3,911,668
Cumulative effect of accounting change	—	—	—	(29,252)	—	—	(29,252)
Adjusted beginning balance	144,486	642	983,250	2,638,282	267,370	(151,614)	3,882,416
Net income	—	—	—	331,151	—	—	331,151
Other comprehensive income, net of tax	—	—	—	—	245,600	—	245,600
Stock option exercises/stock unit conversions (408,563 shares)	—	—	—	(27,214)	—	39,771	12,557
Stock-based compensation expense recognized in earnings	—	—	13,918	—	—	—	13,918
Redemption of series A preferred stock (6,000,000 shares)	(144,486)	—	—	(5,514)	—	—	(150,000)
Issuance of series B preferred stock (150,000 shares)	145,452	—	—	—	—	—	145,452
Purchase of treasury stock (206,951 shares)	—	—	—	—	—	(15,785)	(15,785)
Treasury stock issued to the 401(k) stock purchase plan (140,264 shares)	—	—	—	(3,382)	—	13,689	10,307
Cash dividends – preferred stock (approximately $0.34 per share)	—	—	—	(2,016)	—	—	(2,016)
Cash dividends – common stock ($2.85 per share)	—	—	—	(180,584)	—	—	(180,584)
Balance at December 31, 2020	145,452	642	997,168	2,750,723	512,970	(113,939)	4,293,016
Net income	—	—	—	443,079	—	—	443,079
Other comprehensive income, net of tax	—	—	—	—	(165,652)	—	(165,652)
Stock option exercises/stock unit conversions (987,758 shares)	—	—	—	(40,836)	—	95,253	54,417
Stock-based compensation expense recognized in earnings	—	—	12,753	—	—	—	12,753
Purchase of treasury stock (31,317 shares)	—	—	—	—	—	(3,864)	(3,864)
Treasury stock issued to the 401(k) stock purchase plan (18,555 shares)	—	—	—	(57)	—	1,806	1,749
Cash dividends – Series B preferred stock (approximately $47.71 per share which is equivalent to approximately $1.19 per depositary share)	—	—	—	(7,157)	—	—	(7,157)
Cash dividends – common stock ($2.94 per share)	—	—	—	(188,786)	—	—	(188,786)
Balance at December 31, 2021	$145,452	$642	$1,009,921	$2,956,966	$347,318	$(20,744)	$4,439,555
See accompanying Notes to Consolidated Financial Statements

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
Operating Activities:
Net income	$443,079	$331,151	$443,599
Adjustments to reconcile net income to net cash from operating activities:
Credit loss expense	63	241,230	33,759
Deferred tax expense (benefit)	7,784	(15,832)	7,614
Accretion of loan discounts	(12,890)	(15,692)	(15,197)
Securities premium amortization (discount accretion), net	119,242	123,785	115,558
Net (gain) loss on securities transactions	(69)	(108,989)	(293)
Depreciation and amortization	69,289	64,370	54,091
Net (gain) loss on sale/exchange/write-down of assets/foreclosed assets	(11,578)	524	(5,712)
Stock-based compensation	12,753	13,918	15,946
Net tax benefit from stock-based compensation	7,877	852	2,447
Earnings on life insurance policies	(2,462)	(3,731)	(3,683)
Net change in:
Trading account securities	(560)	(158)	(212)
Lease right-of-use assets	23,504	23,933	20,124
Accrued interest receivable and other assets	(46,560)	(158,264)	(15,570)
Accrued interest payable and other liabilities	38,821	27,146	(18,381)
Net cash from operating activities	648,293	524,243	634,090
Investing Activities:
Securities held to maturity:
Purchases	—	(1,500)	(649,326)
Maturities, calls and principal repayments	177,593	63,577	81,762
Securities available for sale:
Purchases	(24,217,841)	(20,841,622)	(23,306,694)
Sales	1,999,891	1,162,352	18,660,147
Maturities, calls and principal repayments	18,425,108	20,893,464	4,694,927
Proceeds from sale of loans	—	37,535	24,036
Net change in loans	1,145,924	(2,856,395)	(693,587)
Benefits received on life insurance policies	2,307	903	—
Proceeds from sales of premises and equipment	7,044	5,988	8,038
Purchases of premises and equipment	(65,850)	(95,422)	(206,716)
Proceeds from sales of repossessed properties	809	73	663
Net cash from investing activities	(2,525,015)	(1,631,047)	(1,386,750)
Financing Activities:
Net change in deposits	7,679,935	7,376,197	490,360
Net change in short-term borrowings	649,727	421,655	327,794
Proceeds from Federal Home Loan Bank advances	—	1,250,000	—
Principal payments on Federal Home Loan Bank advances	—	(1,250,000)	—
Principal payments on long-term borrowings	(13,403)	—	—
Redemption of Series A preferred stock	—	(150,000)	—
Proceeds from issuance of Series B preferred stock	—	145,452	—
Proceeds from stock option exercises	54,417	12,557	20,770
Purchase of treasury stock	(3,864)	(15,785)	(68,793)
Cash dividends paid on preferred stock	(7,157)	(2,016)	(8,063)
Cash dividends paid on common stock	(188,786)	(180,584)	(177,006)
Net cash from financing activities	8,170,869	7,607,476	585,062
Net change in cash and cash equivalents	6,294,147	6,500,672	(167,598)
Cash and cash equivalents at beginning of year	10,288,853	3,788,181	3,955,779
Cash and cash equivalents at end of year	$16,583,000	$10,288,853	$3,788,181
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
We determine whether we have a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (“VIE”) under accounting principles generally accepted in the United States. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. We consolidate voting interest entities in which we have all, or at least a majority of, the voting interest. As defined in applicable accounting standards, VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. Our wholly-owned subsidiary, Cullen/Frost Capital Trust II, is a VIE for which we are not the primary beneficiary and, as such, its accounts are not included in our consolidated financial statements.
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
As of December 31, 2021 and 2020, we had $110.3 million and $74.0 million in cash collateral on deposit with other financial institution counterparties to interest rate swap transactions. Additionally, prior to 2021 we were required to maintain a minimum amount cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements. This amount totaled $42.0 million at December 31, 2020.

Cash Flow Reporting. Cash and cash equivalents include cash, deposits with other financial institutions that have an initial maturity of less than 90 days when acquired by us, federal funds sold and resell agreements. Net cash flows are reported for loans, deposit transactions and short-term borrowings. Additional cash flow information was as follows:

	Year Ended December 31,
	2021	2020	2019
Cash paid for interest	$29,003	$49,300	$124,781
Cash paid for income tax	39,852	44,140	45,352
Significant non-cash transactions:
Transfer of securities from available for sale to held to maturity	—	—	377,812
Exchange of real estate	11,036	—	—
Unsettled securities transactions	27,032	57,783	—
Loans foreclosed and transferred to other real estate owned and foreclosed assets	3,464	140	1,348
Loans to facilitate the sale of other real estate owned	—	—	847
Right-of-use lease assets obtained in exchange for lessee operating lease liabilities	12,854	18,284	319,286
Treasury stock issued to 401(k) stock purchase plan	1,749	10,307	—
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
Foreclosed Assets. Assets acquired through or instead of loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. Write-downs occurring at acquisition are charged against the allowance for credit losses on loans. Foreclosed assets are included in other assets in the accompanying consolidated balance sheets and totaled $3.4 million and $850 thousand at December 31, 2021 and 2020. Regulatory guidelines require us to reevaluate the fair value of foreclosed assets on at least an annual basis. Our policy is to comply with the regulatory guidelines. If the fair value of the asset declines, a write-down is recorded through other non-interest expense along with other expenses related to maintaining the properties. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. Write-downs of foreclosed assets totaled $14 thousand during 2021 and $231 thousand in 2020 while there were no write-downs during 2019. There were no significant concentrations of any properties, to which the aforementioned write-downs relate, in any single geographic region.
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
Note 2 - Securities
Securities - Held to Maturity. A summary of the amortized cost, fair value and allowance for credit losses related to securities held to maturity as of December 31, 2021 and 2020 is presented below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses	Net Carrying Amount
December 31, 2021
Residential mortgage-backed securities	$527,264	$18,766	$—	$546,030	$—	$527,264
States and political subdivisions	1,220,573	41,141	101	1,261,613	(158)	1,220,415
Other	1,500	—	—	1,500	—	1,500
Total	$1,749,337	$59,907	$101	$1,809,143	$(158)	$1,749,179
December 31, 2020
Residential mortgage-backed securities	$528,784	$41,742	$—	$570,526	$—	$528,784
States and political subdivisions	1,415,549	65,321	—	1,480,870	(160)	1,415,389
Other	1,500	—	—	1,500	—	1,500
Total	$1,945,833	$107,063	$—	$2,052,896	$(160)	$1,945,673
All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. The carrying value of held-to-maturity securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $642.3 million and $659.2 million at December 31, 2021 and 2020, respectively. Accrued interest receivable on held-to-maturity securities totaled $18.4 million and $21.7 million at December 31, 2021 and 2020, respectively and is included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
From time to time, we have reclassified certain securities from available for sale to held to maturity. During 2019, we reclassified securities with an aggregate fair value of $377.8 million and an aggregate net unrealized gain of $3.3 million ($2.6 million, net of tax) on the date of the transfer. The net unamortized, unrealized gain remaining on transferred securities, including those transferred in 2019 and in years prior, included in accumulated other comprehensive income in the accompanying balance sheet totaled $2.5 million ($2.0 million, net of tax) at December 31, 2021 and $3.5 million ($2.8 million, net of tax) at December 31, 2020. This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities.
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
The following table summarizes Moody's and/or Standard & Poor's bond ratings for our portfolio of held-to-maturity securities issued by States and political subdivisions and other securities as of December 31, 2021:

	States and Political Subdivisions
	Not Guaranteed or Pre-Refunded	Guaranteed by the Texas PSF	Pre-Refunded	Total	Other Securities
Aaa/AAA	$92,379	$460,648	$563,251	$1,116,278	$—
Aa/AA	104,295	—	—	104,295	—
Not rated	—	—	—	—	1,500
Total	$196,674	$460,648	$563,251	$1,220,573	$1,500
Historical loss rates associated with securities having similar grades as those in our portfolio have generally not been significant. Furthermore, as of December 31, 2021, there were no past due principal or interest payments associated with these securities. The PSF is a sovereign wealth fund which serves to provide revenues for funding of public primary and secondary education in the State of Texas. Based upon (i) the PSF's AAA insurer financial strength rating, (ii) the PSF's substantial capitalization and excess guarantee capacity and (iii) a zero historical loss rate, no allowance for credit losses has been recorded for securities guaranteed by the PSF as there is no current expectation of credit losses related to these securities. Pre-refunded securities have been defeased by the issuer and are fully secured by cash and/or U.S. Treasury securities held in escrow for payment to holders when the underlying call dates of the securities are reached. Accordingly, no allowance for credit losses has been recorded for securities that have been defeased as there is no current expectation of credit losses related to these securities.
The following table details activity in the allowance for credit losses on held-to-maturity securities.

	2021	2020
Beginning balance	$160	$—
Impact of adopting ASC 326	—	215
Credit loss expense (benefit)	(2)	(55)
Ending balance	$158	$160
Securities - Available for Sale. A summary of the amortized cost, fair value and allowance for credit losses related to securities available for sale as of December 31, 2021 and 2020 is presented below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
December 31, 2021
U.S. Treasury	$2,165,702	$23,333	$9,602	$—	$2,179,433
Residential mortgage-backed securities	4,059,692	31,662	25,089	—	4,066,265
States and political subdivisions	7,178,135	463,810	5,374	—	7,636,571
Other	42,359	—	—	—	42,359
Total	$13,445,888	$518,805	$40,065	$—	$13,924,628

December 31, 2020
U.S. Treasury	$1,084,542	$35,091	$—	$—	$1,119,633
Residential mortgage-backed securities	1,916,581	71,102	4	—	1,987,679
States and political subdivisions	6,683,927	603,975	—	—	7,287,902
Other	42,351	—	—	—	42,351
Total	$9,727,401	$710,168	$4	$—	$10,437,565

All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. At December 31, 2021 all of the securities in our available for sale municipal bond portfolio were issued by the State of Texas or political subdivisions or agencies within the State of Texas, of which approximately 76.6% are either guaranteed by the PSF or have been pre-refunded. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the table above. The carrying value of available-for-sale securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $5.8 billion and $4.4 billion at December 31, 2021 and 2020, respectively. Accrued interest receivable on available-for-sale securities totaled $120.5 million and $111.0 million at December 31, 2021 and 2020, respectively, and is included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
The table below summarizes, as of December 31, 2021, securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by type of security and length of time in a continuous unrealized loss position.

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury	$684,242	$9,602	$—	$—	$684,242	$9,602
Residential mortgage-backed securities	2,219,261	23,625	45,963	1,464	2,265,224	25,089
States and political subdivisions	364,056	5,074	5,675	300	369,731	5,374
Total	$3,267,559	$38,301	$51,638	$1,764	$3,319,197	$40,065
As of December 31, 2021, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

Contractual Maturities. The following table summarizes the maturity distribution schedule of securities held to maturity and securities available for sale as of December 31, 2021. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as available for sale include stock in the Federal Reserve Bank and the Federal Home Loan Bank, which have no maturity date. These securities have been included in the total column only.

	Within 1 Year	1 - 5 Years	5 - 10 Years	After 10 Years	Total
Held To Maturity
Amortized Cost
Residential mortgage-backed securities	$37	$—	$515,100	$12,127	$527,264
States and political subdivisions	464,112	180,373	73,808	502,280	1,220,573
Other	1,500	—	—	—	1,500
Total	$465,649	$180,373	$588,908	$514,407	$1,749,337
Estimated Fair Value
Residential mortgage-backed securities	$37	$—	$533,454	$12,539	$546,030
States and political subdivisions	468,685	185,458	74,729	532,741	1,261,613
Other	1,500	—	—	—	1,500
Total	$470,222	$185,458	$608,183	$545,280	$1,809,143
Available For Sale
Amortized Cost
U. S. Treasury	$—	$1,030,591	$943,417	$191,694	$2,165,702
Residential mortgage-backed securities	63	15,278	19,175	4,025,176	4,059,692
States and political subdivisions	86,485	1,611,040	808,323	4,672,287	7,178,135
Other	—	—	—	—	42,359
Total	$86,548	$2,656,909	$1,770,915	$8,889,157	$13,445,888
Estimated Fair Value
U. S. Treasury	$—	$1,038,734	$942,113	$198,586	$2,179,433
Residential mortgage-backed securities	64	15,954	19,624	4,030,623	4,066,265
States and political subdivisions	87,493	1,715,065	858,485	4,975,528	7,636,571
Other	—	—	—	—	42,359
Total	$87,557	$2,769,753	$1,820,222	$9,204,737	$13,924,628
Sales of Securities. Sales of securities available for sale were as follows:

	2021	2020	2019
Proceeds from sales	$1,999,891	$1,162,352	$18,660,147
Gross realized gains	69	108,989	930
Gross realized losses	—	—	(637)
Tax benefit (expense) related to securities gains/losses	(14)	(22,888)	(62)
Premiums and Discounts. Premium amortization and discount accretion included in interest income on securities was as follows:

	2021	2020	2019
Premium amortization	$(121,994)	$(126,210)	$(120,785)
Discount accretion	2,752	2,425	5,227
Net (premium amortization) discount accretion	$(119,242)	$(123,785)	$(115,558)

Trading Account Securities. Year-end trading account securities, at estimated fair value, were as follows:

	2021	2020
U.S. Treasury	$24,237	$23,996
States and political subdivisions	925	460
Total	$25,162	$24,456
Net gains and losses on trading account securities were as follows:

	2021	2020	2019
Net gain on sales transactions	$1,014	$1,102	$2,173
Net mark-to-market gains (losses)	(75)	85	(176)
Net gain on trading account securities	$939	$1,187	$1,997
Note 3 - Loans
Year-end loans, including leases net of unearned discounts, consisted of the following:

	2021	2020
Commercial and industrial	$5,364,954	$4,955,341
Energy:
Production	878,436	976,473
Service	105,901	116,825
Other	93,455	141,900
Total energy	1,077,792	1,235,198
Paycheck Protection Program	428,882	2,433,849
Commercial real estate:
Commercial mortgages	5,867,062	5,478,806
Construction	1,304,271	1,223,814
Land	405,277	317,847
Total commercial real estate	7,576,610	7,020,467
Consumer real estate:
Home equity loans	324,157	329,390
Home equity lines of credit	519,098	452,854
Other	567,535	548,530
Total consumer real estate	1,410,790	1,330,774
Total real estate	8,987,400	8,351,241
Consumer and other	477,369	505,680
Total loans	$16,336,397	$17,481,309
Concentrations of Credit. Most of our lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio, as well as other markets. The majority of our loan portfolio consists of commercial and industrial and commercial real estate loans. As of December 31, 2021 and 2020, there were no concentrations of loans related to any single industry in excess of 10% of total loans. At such dates, the largest industry concentration was related to the energy industry, which totaled 6.6% of total loans, or 6.8% excluding PPP Loans at December 31, 2021 and 7.1% of total loans, or 8.2% excluding PPP Loans at December 31, 2020. Unfunded commitments to extend credit and standby letters of credit issued to customers in the energy industry totaled $891.4 million and $68.9 million, respectively, as of December 31, 2021.
Foreign Loans. We have U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at December 31, 2021 or 2020.
Overdrafts. Deposit account overdrafts reported as loans totaled $7.8 million and $5.6 million at December 31, 2021 and 2020.

Related Party Loans. In the ordinary course of business, we have granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”). Activity in related party loans during 2021 is presented in the following table. Other changes were primarily related to changes in related-party status.

Balance outstanding at December 31, 2020	$353,105
Principal additions	262,761
Principal payments	(196,634)
Other changes	(68,694)
Balance outstanding at December 31, 2021	$350,538
Accrued Interest Receivable. Accrued interest receivable on loans totaled $40.0 million and $48.7 million at December 31, 2021 and 2020, respectively and is included in accrued interest receivable and other assets in the accompany consolidated balance sheets.
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
Year-end non-accrual loans, segregated by class of loans, were as follows:

	December 31, 2021		December 31, 2020
	Total Non-Accrual	Non-Accrual with No Credit Loss Allowance	Total Non-Accrual	Non-Accrual with No Credit Loss Allowance
Commercial and industrial	$22,582	$4,701	$19,849	$4,479
Energy	14,433	8,533	23,168	639
Paycheck Protection Program	—	—	—	—
Commercial real estate:
Buildings, land and other	15,297	13,817	15,737	14,116
Construction	948	—	1,684	1,684
Consumer real estate	440	138	993	993
Consumer and other	13	13	18	—
Total	$53,713	$27,202	$61,449	$21,911

The following tables present non-accrual loans as of December 31, 2021 and December 31, 2020 by class and year of origination.

	December 31, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial	$636	$3,856	$5,047	$1,820	$765	$353	$4,635	$5,470	$22,582
Energy	—	—	5,358	1,325	—	—	6,931	819	14,433
Paycheck Protection Program	—	—	—	—	—	—	—	—	—
Commercial real estate:
Buildings, land and other	6,038	307	3,446	814	2,030	2,662	—	—	15,297
Construction	—	948	—	—	—	—	—	—	948
Consumer real estate	—	—	—	—	—	408	—	32	440
Consumer and other	13	—	—	—	—	—	—	—	13
Total	$6,687	$5,111	$13,851	$3,959	$2,795	$3,423	$11,566	$6,321	$53,713

	December 31, 2020
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial	$9,479	$3,351	$1,846	$1,489	$105	$29	$839	$2,711	$19,849
Energy	2,421	6,772	2,144	—	—	359	11,193	279	23,168
Paycheck Protection Program	—	—	—	—	—	—	—	—	—
Commercial real estate:
Buildings, land and other	2,914	5,031	999	2,019	1,933	2,736	105	—	15,737
Construction	1,684	—	—	—	—	—	—	—	1,684
Consumer real estate	—	—	—	211	—	408	259	115	993
Consumer and other	—	—	—	—	—	—	18	—	18
Total	$16,498	$15,154	$4,989	$3,719	$2,038	$3,532	$12,414	$3,105	$61,449
In the tables above, loans reported as 2021 originations as of December 31, 2021 and loans reported as 2020 originations as of December 31, 2020 were, for the most part, first originated in various years prior to 2021 and 2020, respectively, but were renewed in the respective year. Had non-accrual loans performed in accordance with their original contract terms, we would have recognized additional interest income, net of tax, of approximately $1.8 million in 2021, $2.9 million in 2020 and $3.9 million in 2019.

An age analysis of past due loans (including both accruing and non-accruing loans), segregated by class of loans, as of December 31, 2021 is presented in the following table. Despite their past due status, Paycheck Protection Plan loans are fully guaranteed by the SBA.

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and industrial	$34,096	$12,364	$46,460	$5,318,494	$5,364,954	$7,802
Energy	1,451	7,867	9,318	1,068,474	1,077,792	215
Paycheck Protection Program	4,979	18,766	23,745	405,137	428,882	18,766
Commercial real estate:
Buildings, land and other	37,899	14,136	52,035	6,220,304	6,272,339	8,687
Construction	188	—	188	1,304,083	1,304,271	—
Consumer real estate	4,877	2,513	7,390	1,403,400	1,410,790	2,177
Consumer and other	4,185	1,076	5,261	472,108	477,369	1,076
Total	$87,675	$56,722	$144,397	$16,192,000	$16,336,397	$38,723
Troubled Debt Restructurings. The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules, reductions in collateral and other actions intended to minimize potential losses. Troubled debt restructurings that occurred during 2021, 2020 and 2019 are set forth in the following table.

	2021		2020		2019
	Balance at Restructure	Balance at Year-end	Balance at Restructure	Balance at Year-end	Balance at Restructure	Balance at Year-end
Commercial and industrial	$1,312	$1,162	$3,661	$192	$3,845	$2,161
Energy	3,817	721	2,432	2,421	—	—
Commercial real estate:
Buildings, land and other	1,888	1,862	9,310	4,922	9,457	9,393
Construction	—	—	1,017	1,017	—	—
Consumer real estate	—	—	—	—	124	120
Consumer and other	—	—	1,104	—	—	—
	$7,017	$3,745	$17,524	$8,552	$13,426	$11,674
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
Additional information related to restructured loans was as follows:

	2021	2020	2019
Restructured loans past due in excess of 90 days at period-end:
Number of loans	2	1	4
Dollar amount of loans	$1,027	$2,008	$3,340
Restructured loans on non-accrual status at period end	3,439	8,552	5,576
Charge-offs of restructured loans:
Recognized in connection with restructuring	—	337	—
Recognized on previously restructured loans	4,278	3,894	1,500

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

The following tables present weighted-average risk grades for all commercial loans, by class and year of origination/renewal as of December 31, 2021 and 2020. Paycheck Protection Program (“PPP”) loans are excluded as such loans are fully guaranteed by the Small Business Administration (“SBA”).

	December 31, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial
Risk grades 1-8	$1,567,883	$657,529	$350,563	$179,209	$146,064	$131,201	$1,987,061	$44,337	$5,063,847
Risk grade 9	32,866	21,094	24,683	26,327	612	11,419	65,131	5,738	187,870
Risk grade 10	27,961	6,273	4,047	4,357	1,021	98	14,091	1,289	59,137
Risk grade 11	1,178	4,572	8,068	2,450	2,460	221	4,714	7,855	31,518
Risk grade 12	456	2,495	3,828	1,756	347	353	613	2,687	12,535
Risk grade 13	180	1,361	1,219	64	418	—	4,022	2,783	10,047
	$1,630,524	$693,324	$392,408	$214,163	$150,922	$143,292	$2,075,632	$64,689	$5,364,954
W/A risk grade	5.91	6.30	6.89	7.06	5.91	5.80	6.21	8.04	6.22
Energy
Risk grades 1-8	$445,489	$8,075	$9,259	$6,441	$3,110	$4,368	$464,454	$67,174	$1,008,370
Risk grade 9	19,274	611	1,775	187	—	724	11,635	2,416	36,622
Risk grade 10	—	101	631	511	—	—	—	530	1,773
Risk grade 11	10,260	752	3,968	1,016	—	546	—	52	16,594
Risk grade 12	—	—	3,888	246	—	—	4,000	819	8,953
Risk grade 13	—	—	1,470	1,079	—	—	2,931	—	5,480
	$475,023	$9,539	$20,991	$9,480	$3,110	$5,638	$483,020	$70,991	$1,077,792
W/A risk grade	6.21	7.81	9.34	8.60	7.12	7.63	5.61	6.46	6.06
Commercial real estate:
Buildings, land, other
Risk grades 1-8	$1,707,550	$1,096,274	$874,130	$533,362	$492,492	$713,268	$52,150	$105,696	$5,574,922
Risk grade 9	16,302	145,340	52,427	43,806	27,188	27,767	4,445	4,258	321,533
Risk grade 10	28,209	13,813	69,643	46,250	64,950	46,582	—	—	269,447
Risk grade 11	3,455	1,321	8,720	7,788	26,107	34,970	3,000	5,779	91,140
Risk grade 12	5,838	307	3,446	814	2,030	2,662	—	—	15,097
Risk grade 13	200	—	—	—	—	—	—	—	200
	$1,761,554	$1,257,055	$1,008,366	$632,020	$612,767	$825,249	$59,595	$115,733	$6,272,339
W/A risk grade	7.19	7.18	7.35	7.39	7.34	7.01	7.06	7.02	7.22
Construction
Risk grades 1-8	$657,471	$262,176	$178,226	$2,339	$38	$1,930	$160,020	$—	$1,262,200
Risk grade 9	35,721	4,956	—	—	446	—	—	—	41,123
Risk grade 10	—	—	—	—	—	—	—	—	—
Risk grade 11	—	—	—	—	—	—	—	—	—
Risk grade 12	—	748	—	—	—	—	—	—	748
Risk grade 13	—	200	—	—	—	—	—	—	200
	$693,192	$268,080	$178,226	$2,339	$484	$1,930	$160,020	$—	$1,304,271
W/A risk grade	7.17	6.56	7.60	7.51	8.92	6.73	6.79	—	7.06
Total commercial real estate	$2,454,746	$1,525,135	$1,186,592	$634,359	$613,251	$827,179	$219,615	$115,733	$7,576,610
W/A risk grade	7.18	7.07	7.39	7.39	7.34	7.00	6.86	7.02	7.19

	December 31, 2020
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial
Risk grades 1-8	$1,300,844	$552,885	$290,088	$226,232	$107,063	$113,458	$1,852,341	$63,210	$4,506,121
Risk grade 9	50,785	37,865	33,961	20,851	12,348	5,510	85,756	9,122	256,198
Risk grade 10	31,333	7,361	11,379	6,749	710	113	65,180	3,152	125,977
Risk grade 11	4,700	7,002	6,551	3,416	1,426	140	15,005	8,956	47,196
Risk grade 12	6,899	2,399	1,195	1,005	105	29	480	2,416	14,528
Risk grade 13	2,580	952	651	484	—	—	359	295	5,321
	$1,397,141	$608,464	$343,825	$258,737	$121,652	$119,250	$2,019,121	$87,151	$4,955,341
W/A risk grade	6.19	6.88	7.22	6.39	6.32	5.84	6.38	7.51	6.45
Energy
Risk grades 1-8	$403,156	$18,911	$9,759	$8,083	$1,415	$4,326	$494,946	$27,548	$968,144
Risk grade 9	105,772	2,272	1,743	—	—	—	18,194	5,566	133,547
Risk grade 10	703	4,049	1,339	—	759	—	37,637	1,940	46,427
Risk grade 11	12,218	16,849	1,325	—	—	661	30,124	2,735	63,912
Risk grade 12	1,101	4,580	654	—	—	359	6,768	279	13,741
Risk grade 13	1,320	2,192	1,490	—	—	—	4,425	—	9,427
	$524,270	$48,853	$16,310	$8,083	$2,174	$5,346	$592,094	$38,068	$1,235,198
W/A risk grade	6.86	9.57	8.68	7.40	7.85	8.06	6.45	8.20	6.85
Commercial real estate:
Buildings, land, other
Risk grades 1-8	$1,544,558	$947,102	$749,879	$605,152	$432,941	$661,301	$56,600	$50,340	$5,047,873
Risk grade 9	45,527	81,224	75,893	45,485	26,745	37,728	10,521	2,104	325,227
Risk grade 10	14,183	36,414	45,014	71,814	25,343	60,225	200	5,261	258,454
Risk grade 11	22,633	16,302	11,916	39,727	8,655	42,904	6,977	248	149,362
Risk grade 12	2,714	5,031	999	2,019	1,683	2,736	42	—	15,224
Risk grade 13	200	—	—	—	250	—	63	—	513
	$1,629,815	$1,086,073	$883,701	$764,197	$495,617	$804,894	$74,403	$57,953	$5,796,653
W/A risk grade	7.13	7.36	7.54	7.55	7.54	7.20	7.54	7.12	7.34
Construction
Risk grades 1-8	$374,661	$436,077	$168,517	$67	$1,144	$1,758	$127,801	$—	$1,110,025
Risk grade 9	37,430	16,567	—	2,848	—	—	14,311	1,131	72,287
Risk grade 10	5,846	—	27,653	—	—	—	5,463	—	38,962
Risk grade 11	856	—	—	—	—	—	—	—	856
Risk grade 12	1,684	—	—	—	—	—	—	—	1,684
Risk grade 13	—	—	—	—	—	—	—	—	—
	$420,477	$452,644	$196,170	$2,915	$1,144	$1,758	$147,575	$1,131	$1,223,814
W/A risk grade	6.82	7.18	8.08	8.95	7.30	6.44	7.29	9.00	7.22
Total commercial real estate	$2,050,292	$1,538,717	$1,079,871	$767,112	$496,761	$806,652	$221,978	$59,084	$7,020,467
W/A risk grade	7.06	7.31	7.64	7.56	7.54	7.20	7.37	7.15	7.32
At December 31, 2021 and 2020, the weighted-average risk grades for “pass grade” (risk grades 1-8) loans were 6.01 and 6.13, respectively, for commercial and industrial; 5.78 and 5.99, respectively, for energy; 6.91 and 6.97, respectively, for commercial real estate - buildings, land and other; and 6.99 and 6.99, respectively, for commercial real estate - construction. Furthermore, in the tables above, there are loans reported as 2021 originations as of December 31, 2021 and 2020 originations as of December 31, 2020 that have risk grades of 11 or higher. These loans were, for the most part, first originated in various years prior to 2021 and 2020, respectively, but were renewed in the respective year.

Information about the payment status of consumer loans, segregated by portfolio segment and year of origination, as of December 31, 2021 and December 31, 2020 was as follows:

	December 31, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Consumer real estate:
Past due 30-89 days	$280	$204	$406	$489	$296	$1,344	$126	$1,732	$4,877
Past due 90 or more days	—	—	—	154	355	828	991	185	2,513
Total past due	280	204	406	643	651	2,172	1,117	1,917	7,390
Current loans	319,042	251,160	95,900	55,893	48,841	116,423	505,333	10,808	1,403,400
Total	$319,322	$251,364	$96,306	$56,536	$49,492	$118,595	$506,450	$12,725	$1,410,790
Consumer and other:
Past due 30-89 days	$1,600	$91	$120	$38	$51	$17	$325	$1,943	$4,185
Past due 90 or more days	548	—	45	—	—	—	34	449	1,076
Total past due	2,148	91	165	38	51	17	359	2,392	5,261
Current loans	46,708	17,843	6,215	2,684	1,708	1,158	371,866	23,926	472,108
Total	$48,856	$17,934	$6,380	$2,722	$1,759	$1,175	$372,225	$26,318	$477,369

	December 31, 2020
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Consumer real estate:
Past due 30-89 days	$225	$1,038	$1,556	$553	$628	$2,907	$652	$531	$8,090
Past due 90 or more days	15	139	109	706	25	1,287	615	151	3,047
Total past due	240	1,177	1,665	1,259	653	4,194	1,267	682	11,137
Current loans	336,441	166,323	94,374	80,625	66,241	124,590	434,939	16,104	1,319,637
Total	$336,681	$167,500	$96,039	$81,884	$66,894	$128,784	$436,206	$16,786	$1,330,774
Consumer and other:
Past due 30-89 days	$1,750	$300	$453	$52	$17	$—	$2,238	$727	$5,537
Past due 90 or more days	71	10	118	—	—	—	1,031	21	1,251
Total past due	1,821	310	571	52	17	—	3,269	748	6,788
Current loans	45,286	27,813	5,397	2,799	1,705	572	386,791	28,529	498,892
Total	$47,107	$28,123	$5,968	$2,851	$1,722	$572	$390,060	$29,277	$505,680
Revolving loans that converted to term during 2021 and 2020 were as follows:

	2021	2020
Commercial and industrial	$40,099	$47,562
Energy	54,996	33,150
Commercial real estate:
Buildings, land and other	68,337	10,505
Construction	—	1,131
Consumer real estate	1,156	2,264
Consumer and other	8,367	16,395
Total	$172,955	$111,007
In assessing the general economic conditions in the State of Texas, management monitors and tracks the Texas Leading Index (“TLI”), which is produced by the Federal Reserve Bank of Dallas. The TLI is a single summary statistic that is designed to signal the likelihood of the Texas economy’s transition from expansion to recession and vice versa. Management believes this index provides a reliable indication of the direction of overall credit quality. The TLI is a composite of the following eight leading indicators: (i) Texas Value of the Dollar, (ii) U.S. Leading

Index, (iii) real oil prices (iv) well permits, (v) initial claims for unemployment insurance, (vi) Texas Stock Index, (vii) Help-Wanted Index and (viii) average weekly hours worked in manufacturing. The TLI totaled 134.7 at December 31, 2021 and 118.1 at December 31, 2020. A higher TLI value implies more favorable economic conditions.
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
Management qualitatively adjusts model results for risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These qualitative factor (“Q-Factor”) and other qualitative adjustments may increase or decrease management's estimate of expected credit losses by a calculated percentage or amount based upon the estimated level of risk. The various risks that may be considered in making Q-Factor and other qualitative adjustments include, among other things, the impact of (i) changes in lending policies and procedures, including changes in underwriting standards and practices for collections, write-offs, and recoveries, (ii) actual and expected changes in international, national, regional, and local economic and business conditions and developments that affect the collectibility of the loan pools, (iii) changes in the nature and volume of the loan pools and in the terms of the underlying loans, (iv) changes in the experience, ability, and depth of our lending management and staff, (v) changes in volume and severity of past due financial assets, the volume of non-accrual assets, and the volume and severity of adversely classified or graded assets, (vi) changes in the quality of our credit review function, (vii) changes in the value of the underlying collateral for loans that are non-collateral dependent, (viii) the existence, growth, and effect of any concentrations of credit and (ix) other factors such as the regulatory, legal and technological environments; competition; and events such as natural disasters or health pandemics.
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
The following table presents details of the allowance for credit losses on loans segregated by loan portfolio segment as of December 31, 2021 and 2020, calculated in accordance with the CECL methodology described above. No allowance for credit losses has been recognized for PPP loans as such loans are fully guaranteed by the SBA.

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
December 31, 2021
Modeled expected credit losses	$46,946	$6,363	$16,676	$6,484	$6,397	$82,866
Q-Factor and other qualitative adjustments	14,609	5,374	127,860	65	1,440	149,348
Specific allocations	10,536	5,480	400	36	—	16,452
Total	$72,091	$17,217	$144,936	$6,585	$7,837	$248,666
December 31, 2020
Modeled expected credit losses	$65,645	$8,910	$125,126	$7,926	$6,945	$214,552
Q-Factor and other qualitative adjustments	2,877	21,216	9,253	—	—	33,346
Specific allocations	5,321	9,427	513	—	18	15,279
Total	$73,843	$39,553	$134,892	$7,926	$6,963	$263,177
The following table details activity in the allowance for credit losses on loans by portfolio segment for 2021, 2020 and 2019. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. No allowance for credit losses has been recognized for PPP loans as such loans are fully guaranteed by the SBA.

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
2021
Beginning balance	$73,843	$39,553	$134,892	$7,926	$6,963	$263,177
Credit loss (expense) benefit	(2,160)	(19,207)	8,101	(3,061)	10,230	(6,097)
Charge-offs	(5,513)	(5,331)	(399)	(829)	(18,614)	(30,686)
Recoveries	5,921	2,202	2,342	2,549	9,258	22,272
Net (charge-offs) recoveries	408	(3,129)	1,943	1,720	(9,356)	(8,414)
Ending balance	$72,091	$17,217	$144,936	$6,585	$7,837	$248,666
2020
Beginning balance	$51,593	$37,382	$31,037	$4,113	$8,042	$132,167
Impacting of adopting ASC 326	21,263	(10,453)	(13,519)	2,392	(2,248)	(2,565)
Credit loss (expense) benefit	15,156	85,889	124,427	1,906	9,632	237,010
Charge-offs	(18,908)	(76,107)	(7,499)	(2,186)	(17,830)	(122,530)
Recoveries	4,739	2,842	446	1,701	9,367	19,095
Net (charge-offs) recoveries	(14,169)	(73,265)	(7,053)	(485)	(8,463)	(103,435)
Ending balance	$73,843	$39,553	$134,892	$7,926	$6,963	$263,177
2019
Beginning balance	$48,580	$29,052	$38,777	$6,103	$9,620	$132,132
Credit loss (expense) benefit	13,144	14,388	(6,934)	467	12,694	33,759
Charge-offs	(14,117)	(7,500)	(1,025)	(3,665)	(24,725)	(51,032)
Recoveries	3,986	1,442	219	1,208	10,453	17,308
Net (charge-offs) recoveries	(10,131)	(6,058)	(806)	(2,457)	(14,272)	(33,724)
Ending balance	$51,593	$37,382	$31,037	$4,113	$8,042	$132,167

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
The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan portfolio segment as of December 31, 2021 and December 31, 2020.

	December 31, 2021		December 31, 2020
	Loan Balance	Specific Allocations	Loan Balance	Specific Allocations
Commercial and industrial	$24,523	$10,536	$21,287	$5,321
Energy	16,393	5,480	22,888	9,427
Paycheck Protection Program	—	—	—	—
Commercial real estate:
Buildings, land and other	24,670	200	34,057	513
Construction	948	200	1,684	—
Consumer real estate	303	36	561	—
Consumer and other	—	—	18	18
Total	$66,837	$16,452	$80,495	$15,279
Note 4 - Premises and Equipment and Lease Commitments
Year-end premises and equipment were as follows:

	2021	2020
Land	$152,219	$128,739
Buildings	495,903	458,693
Technology, furniture and equipment	256,323	243,395
Leasehold improvements	192,207	183,827
Construction and projects in progress	14,513	41,202
Lease right-of-use assets	281,438	292,087
	1,392,603	1,347,943
Less accumulated depreciation and amortization	(342,272)	(302,365)
Total premises and equipment, net	$1,050,331	$1,045,578
Depreciation of premises and equipment totaled $55.1 million in 2021, $49.9 million 2020 and $41.0 million in 2019.
Lease Commitments. We lease certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $45.6 million in 2021, $46.0 million in 2020 and $42.1 million in 2019. On January 1, 2019, we adopted a new accounting standard which required the recognition of certain operating leases on our balance sheet as lease right-of-use assets (reported as component of premises and equipment) and related lease liabilities (reported as a component of accrued interest payable and other liabilities). See Note 1 - Summary of Significant Accounting Policies.

The components of total lease expense in 2021 and 2020 were as follows:

	2021	2020
Amortization of lease right-of-use assets	$32,811	$32,772
Short-term lease expense	1,595	1,799
Non-lease components (including taxes, insurance, common maintenance, etc.)	11,203	11,396
Total	$45,609	$45,967
Right-of-use lease assets totaled $281.4 million and $292.1 million at December 31, 2021 and 2020, respectively, and are reported as a component of premises and equipment on our accompanying consolidated balance sheets. The related lease liabilities totaled $313.4 million and $323.0 million at December 31, 2021 and 2020, respectively, and are reported as a component of accrued interest payable and other liabilities in the accompanying consolidated balance sheets. Lease payments under operating leases that were applied to our operating lease liability totaled $32.1 million during 2021 and $31.6 million during 2020. The following table reconciles future undiscounted lease payments due under non-cancelable operating leases (those amounts subject to recognition) to the aggregate operating lessee lease liability as of December 31, 2021:

Future lease payments
2022	$32,222
2023	31,458
2024	29,398
2025	28,253
2026	27,833
Thereafter	245,819
Total undiscounted operating lease liability	394,983
Imputed interest	81,579
Total operating lease liability included in the accompanying balance sheet	$313,404
Weighted-average lease term in years	14.73
Weighted-average discount rate	3.05%
We lease certain buildings and branch facilities from various entities which are controlled by or affiliated with certain directors. Payments related to these leases totaled $322 thousand in 2021, $9.8 million in 2020 and $5.9 million in 2019. The decrease in these lease payments during 2021 was the result of a director who did not stand for re-election and who has a controlling interest in the entity from which we lease our headquarters building. This lease originally commenced during the second quarter of 2019 and we recognized a right-of-use asset totaling $121.7 million and a related lease liability totaling $121.7 million in connection with this lease. The lease was a separate agreement under a comprehensive development agreement between us, the City of San Antonio and a third party controlled by the aforementioned director.
Note 5 - Goodwill and Other Intangible Assets
Goodwill. Year-end goodwill was as follows:

	2021	2020
Goodwill	$654,952	$654,952
Other Intangible Assets. Year-end other intangible assets were as follows:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
2021
Core deposits	$9,300	$(8,582)	$718
Customer relationships	2,385	(2,237)	148
	$11,685	$(10,819)	$866
2020
Core deposits	$9,300	$(8,004)	$1,296
Customer relationships	2,886	(2,619)	267
	$12,186	$(10,623)	$1,563

Other intangible assets are amortized on an accelerated basis over their estimated lives, which range from 5 to 10 years. Amortization expense related to intangible assets totaled $697 thousand in 2021, $918 thousand in 2020, and $1.2 million in 2019. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2021 is as follows:

2022	$481
2023	282
2024	87
2025	11
2026	5
Thereafter	—
$866
Note 6 - Deposits
Year-end deposits were as follows:

	2021	2020
Non-interest-bearing demand deposits	$18,423,018	$15,117,051
Interest-bearing deposits:
Savings and interest checking	11,930,959	9,730,292
Money market accounts	11,228,815	9,027,655
Time accounts	1,112,904	1,140,763
Total interest-bearing deposits	24,272,678	19,898,710
Total deposits	$42,695,696	$35,015,761
The following table presents additional information about our year-end deposits:

	2021	2020
Deposits from the Certificate of Deposit Account Registry Service (CDARS)	$—	$372
Deposits from foreign sources (primarily Mexico)	993,479	884,169
Non-interest-bearing public funds deposits	1,235,026	960,072
Interest-bearing public funds deposits	810,863	652,761
Total deposits not covered by deposit insurance	24,125,359	18,694,320
Time deposits not covered by deposit insurance	238,608	237,298
Deposits from certain directors, executive officers and their affiliates	276,556	210,389
Scheduled maturities of time deposits at December 31, 2021 were as follows:

2022	$891,392
2023	221,512
$1,112,904
Scheduled maturities of time deposits not covered by deposit insurance at December 31, 2021, were as follows:

Due within 3 months or less	$92,403
Due after 3 months and within 6 months	34,038
Due after 6 months and within 12 months	58,357
Due after 12 months	53,810
$238,608

Note 7 - Borrowed Funds
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase. Federal funds purchased are short-term borrowings that typically mature within one to ninety days. Federal funds purchased totaled $25.9 million and $48.9 million at December 31, 2021 and 2020. Securities sold under agreements to repurchase are secured short-term borrowings that typically mature overnight or within thirty to ninety days. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. We may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase totaled $2.7 billion and $2.1 billion at December 31, 2021 and 2020.
Subordinated Notes. In March 2017, we issued $100 million of 4.50% subordinated notes that mature on March 17, 2027. The notes, which qualify as Tier 2 capital for Cullen/Frost, bear interest at the rate of 4.50% per annum, payable semi-annually on each March 17 and September 17. The notes are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries. Unamortized debt issuance costs related to these notes, totaled approximately $822 thousand and $1.0 million December 31, 2021 and 2020. Proceeds from sale of the notes were used for general corporate purposes.
Junior Subordinated Deferrable Interest Debentures. At December 31, 2021 and 2020, we had $123.7 million of junior subordinated deferrable interest debentures issued to Cullen/Frost Capital Trust II (“Trust II”), a wholly owned Delaware statutory business trust. Unamortized debt issuance costs related to Trust II totaled $701 thousand and $758 thousand at December 31, 2021 and 2020. At December 31, 2020, we also had $13.4 million of junior subordinated deferrable interest debentures issued to WNB Capital Trust I (“WNB Trust”), a wholly owned Delaware statutory business trust acquired in connection with the acquisition of WNB Bancshares, Inc. (“WNB”) in 2014. The junior subordinated deferrable interest debentures issued to WNB Trust and the trust preferred securities issued by WNB Trust were redeemed in October 2021. Trust II is a variable interest entity for which we are not the primary beneficiary and, as such, its accounts are not included in our consolidated financial statements. This was also the case with WNB Trust prior to its dissolution in 2021. See Note 1 - Summary of Significant Accounting Policies for additional information about our consolidation policy. Details of our transactions with the capital trust are presented below.
Trust II was formed in 2004 for the purpose of issuing $120.0 million of floating rate (three-month LIBOR plus a margin of 1.55%) trust preferred securities, which represent beneficial interests in the assets of the trust. The trust preferred securities will mature on March 1, 2034 and are currently redeemable with the approval of the Federal Reserve Board in whole or in part at our option. Distributions on the trust preferred securities are payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. Trust II also issued $3.7 million of common equity securities to Cullen/Frost. The proceeds of the offering of the trust preferred securities and common equity securities were used to purchase $123.7 million of floating rate (three-month LIBOR plus a margin of 1.55%, which was equal to 1.72% and 1.78% at December 31, 2021 and 2020) junior subordinated deferrable interest debentures issued by us, which have terms substantially similar to the trust preferred securities.
We have the right at any time during the term of the debentures issued to Trust II to defer payments of interest at any time or from time to time for an extension period not exceeding 20 consecutive quarterly periods with respect to each extension period. Under the terms of the debentures, in the event that under certain circumstances there is an event of default under the debentures or we have elected to defer interest on the debentures, we may not, with certain exceptions, declare or pay any dividends or distributions on our capital stock or purchase or acquire any of our capital stock.
Payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities are guaranteed by us on a limited basis. We are obligated by agreement to pay any costs, expenses or liabilities of Trust II other than those arising under the trust preferred securities. Our obligations under the junior subordinated debentures, the related indenture, the trust agreement establishing the trust, the guarantee and the agreement as to expenses and liabilities, in the aggregate, constitute a full and unconditional guarantee by us of Trust II’s obligations under the trust preferred securities.
WNB Trust was formed in 2004 by WNB for the purpose of issuing $13.0 million of floating rate trust preferred securities, which represented beneficial interests in the assets of the trust. The proceeds of the offering of the trust preferred securities along with $403 thousand in proceeds from the issuance of common equity securities were used to purchase $13.4 million of floating rate (three-month LIBOR plus a margin of 2.35%, which was equal to 2.56% at December 31, 2020) junior subordinated deferrable interest debentures issued by WNB, which had terms substantially similar to the trust preferred securities. As noted above, the junior subordinated deferrable interest debentures issued to WNB Trust and the trust preferred securities issued by WNB Trust were redeemed in October 2021.
Although the accounts of Trust II and WNB Trust are not included in our consolidated financial statements, the trust preferred securities issued by these are included in the capital of Cullen/Frost for regulatory capital purposes. See Note 9 - Capital and Regulatory Matters.
Note 8 - Off-Balance-Sheet Arrangements, Commitments, Guarantees and Contingencies
Financial Instruments with Off-Balance-Sheet Risk. In the normal course of business, we enter into various transactions, which, in accordance with generally accepted accounting principles in the United States, are not included in our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. We minimize our exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.
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
Year-end financial instruments with off-balance-sheet risk are presented in the following table. Commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	2021	2020
Commitments to extend credit	$10,420,142	$9,814,475
Standby letters of credit	238,690	241,345
Deferred standby letter of credit fees	2,072	1,723
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
The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures.

	2021	2020	2019
Beginning balance	$44,152	$500	$500
Impact of adopting ASC 326	—	39,377	—
Credit loss expense	6,162	4,275	—
Ending balance	$50,314	$44,152	$500
Credit Card Guarantees. We guarantee the credit card debt of certain customers to the merchant bank that issues the cards. At December 31, 2021 and 2020, the guarantees totaled approximately $8.6 million and $9.1 million, of which amounts, $962 thousand and $8.2 million were fully collateralized.
Trust Accounts. We hold certain assets which are not included in our consolidated balance sheets including assets held in fiduciary or custodial capacity on behalf of our trust customers. The estimated fair value of trust assets was approximately $43.3 billion and $38.6 billion at December 31, 2021 and 2020, respectively. These assets are primarily composed of equity securities, fixed income securities, alternative investments and cash equivalents, among other things.
Executive Change-In-Control Severance Plan. We maintain a change-in-control severance plan for the benefit of certain executive officers. Under this plan, each covered person could receive, upon the effectiveness of a change-in-control, two to three times (depending on the person) their base compensation plus the target bonus established for the year, and any unpaid base salary and pro rata target bonus for the year in which the termination occurs, including vacation pay. Additionally, the executive’s insurance benefits will continue for two to three full years after the termination and all long-term incentive awards will immediately vest.
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
Cullen/Frost’s and Frost Bank’s Common Equity Tier 1 capital includes common stock and related paid-in capital, net of treasury stock, and retained earnings. In connection with the adoption of the Basel III Capital Rules, we elected to opt-out of the requirement to include most components of accumulated other comprehensive income in Common Equity Tier 1. We also elected to delay, for a five-year transitional period, the effects of credit loss accounting under CECL from Common Equity Tier 1, as further discussed below. Common Equity Tier 1 for both Cullen/Frost and Frost Bank is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. Frost Bank's Common Equity Tier 1 is also reduced by its equity investment in its financial subsidiary, Frost Insurance Agency (“FIA”).
Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. For Cullen/Frost, additional Tier 1 capital at December 31, 2021 and 2020 included $145.5 million of 4.450% non-cumulative perpetual preferred stock, the details of which is are further discussed below. Frost Bank did not have any additional Tier 1 capital beyond Common Equity Tier 1 at December 31, 2021 or 2020.

Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both Cullen/Frost and Frost Bank includes a permissible portion of the allowance for credit losses on securities, loans and off-balance sheet exposures. Tier 2 capital for Cullen/Frost also includes trust preferred securities that were excluded from Tier 1 capital and qualified subordinated debt. At December 31, 2021 and 2020, Cullen/Frost's Tier 2 capital included $120.0 million and $133.0 million of trust preferred securities, respectively. The $13.0 million of trust preferred securities issued by WNB Capital Trust I were redeemed in October 2021. At both December 31, 2021 and 2020, Tier 2 Capital for Cullen/Frost also included $100.0 million related to the permissible portion of our aggregate $100 million of 4.50% subordinated notes. The permissible portion of qualified subordinated notes decreases 20% per year during the final five years of the term of the notes.
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
As discussed in Note 1 - Significant Accounting Policies, in connection with the adoption of ASC 326, we recognized an after-tax cumulative effect reduction to retained earnings totaling $29.3 million on January 1, 2020. In February 2019, the federal bank regulatory agencies issued a final rule (the “2019 CECL Rule”) that revised certain capital regulations to account for changes to credit loss accounting under U.S. GAAP. The 2019 CECL Rule included a transition option that allows banking organizations to phase in, over a three-year period, the day-one adverse effects of CECL on their regulatory capital ratios (three-year transition option). In March 2020, the federal bank regulatory agencies issued an interim final rule that maintains the three-year transition option of the 2019 CECL Rule and also provides banking organizations that were required under U.S. GAAP (as of January 2020) to implement CECL before the end of 2020 the option to delay for two years an estimate of the effect of CECL on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). We elected to adopt the five-year transition option. Accordingly, a CECL transitional amount totaling $61.6 million has been added back to CET1 as of December 31, 2021. The CECL transitional amount includes $29.3 million related to cumulative effect of adopting CECL and $32.4 million related to the estimated incremental effect of CECL since adoption.
In April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA. Federal bank regulatory agencies have issued an interim final rule that permits banks to neutralize the regulatory capital effects of participating in the Paycheck Protection Program Lending Facility (the “PPP Facility”) and clarify that PPP loans have a zero percent risk weight under applicable risk-based capital rules. Specifically, a bank may exclude all PPP loans pledged as collateral to the PPP Facility from its average total consolidated assets for the purposes of calculating its leverage ratio, while PPP loans that are not pledged as collateral to the PPP Facility will be included. Our PPP loans are included in the calculation of our leverage ratio as of December 31, 2021 as we did not utilize the PPP Facility for funding purposes.

The following table presents actual and required capital ratios as of December 31, 2021 and December 31, 2020 for Cullen/Frost and Frost Bank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
2021
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$3,371,043	13.13%	$1,796,549	7.00%	$1,668,224	6.50%
Frost Bank	3,261,532	12.72	1,795,221	7.00	1,666,991	6.50
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	3,516,495	13.70	2,181,523	8.50	2,053,198	8.00
Frost Bank	3,261,532	12.72	2,179,911	8.50	2,051,681	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	3,966,244	15.45	2,694,823	10.50	2,566,498	10.00
Frost Bank	3,491,281	13.61	2,692,831	10.50	2,564,601	10.00
Leverage Ratio
Cullen/Frost	3,516,495	7.34	1,917,533	4.00	2,396,917	5.00
Frost Bank	3,261,532	6.80	1,917,679	4.00	2,397,099	5.00
2020
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$3,058,447	12.86%	$1,664,867	7.00%	$1,545,948	6.50%
Frost Bank	3,030,093	12.77	1,661,620	7.00	1,542,933	6.50
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	3,203,899	13.47	2,021,624	8.50	1,902,705	8.00
Frost Bank	3,030,093	12.77	2,017,682	8.50	1,898,995	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	3,672,912	15.44	2,497,300	10.50	2,378,381	10.00
Frost Bank	3,266,106	13.76	2,492,430	10.50	2,373,743	10.00
Leverage Ratio
Cullen/Frost	3,203,899	8.07	1,589,004	4.00	1,986,255	5.00
Frost Bank	3,030,093	7.63	1,588,200	4.00	1,985,250	5.00
As of December 31, 2021, capital levels for Cullen/Frost and Frost Bank exceed all capital adequacy requirements under the Basel III Capital Rules. Based on the ratios presented above, capital levels as of December 31, 2021 for Cullen/Frost and Frost Bank exceed the minimum levels necessary to be considered “well capitalized.”
Cullen/Frost and Frost Bank are subject to the regulatory capital requirements administered by the Federal Reserve Board and, for Frost Bank, the Federal Deposit Insurance Corporation (“FDIC”). Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of December 31, 2021, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.
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
Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On January 26, 2022, our board of directors authorized a $100.0 million stock repurchase plan, allowing us to repurchase shares of our common stock over a one-year period from time to time at various prices in the open market or through private transactions. Under prior stock repurchase plans, we repurchased, 177,834 shares at a total cost of $13.7 million during 2020 and 699,031 shares at a total cost of $67.2 million during 2019. No shares were repurchased under a stock repurchase plan during 2021. In July 2019, the federal bank regulators adopted final rules (the “Capital Simplifications Rules”) that, among other things, eliminated the standalone prior approval requirement in the Basel III Capital Rules for any repurchase of common stock. In certain circumstances, Cullen/Frost’s repurchases of its common stock may be subject to a prior approval or notice requirement under other regulations, policies or supervisory expectations of the Federal Reserve Board. Any redemption or repurchase of preferred stock or subordinated debt remains subject to the prior approval of the Federal Reserve Board.
Dividend Restrictions. In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements, including to repurchase its common stock. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well capitalized” status, at December 31, 2021, Frost Bank could pay aggregate dividends of up to $494.1 million to Cullen/Frost without prior regulatory approval.
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

	2021	2020	2019
Net Income	$443,079	$331,151	$443,599
Less: Preferred stock dividends	7,157	2,016	8,063
Redemption of preferred stock	—	5,514	—
Net income available to common shareholders	435,922	323,621	435,536
Less: Earnings allocated to participating securities	3,881	3,136	3,687
Net earnings allocated to common stock	$432,041	$320,485	$431,849

Distributed earnings allocated to common stock	$187,202	$178,863	$175,540
Undistributed earnings allocated to common stock	244,839	141,622	256,309
Net earnings allocated to common stock	$432,041	$320,485	$431,849

Weighted-average shares outstanding for basic earnings per common share	63,612,658	62,727,053	62,741,769
Dilutive effect of stock compensation	489,462	276,784	700,101
Weighted-average shares outstanding for diluted earnings per common share	64,102,120	63,003,837	63,441,870
Note 11 - Employee Benefit Plans
Retirement Plans
Profit Sharing Plan. Prior to 2019, we maintained a qualified defined contribution profit sharing plan that covered employees who had completed at least one year of service and were age 21 or older. The Plan was merged with and into our 401(k) plan effective January 1, 2019. We continue to maintain a separate non-qualified profit sharing plan for certain employees whose participation in the qualified profit sharing plan was limited. The plan offers such employees an alternative means of receiving comparable benefits. Expense related to this plan was not significant during 2021, 2020 and 2019.
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
We use a December 31 measurement date for our defined benefit plans. Combined activity in our defined benefit pension plans was as follows:

	2021	2020	2019
Change in plan assets:
Fair value of plan assets at beginning of year	$182,088	$174,173	$152,820
Actual return on plan assets	24,908	16,599	29,945
Employer contributions	1,236	1,201	1,163
Benefits paid	(10,485)	(9,885)	(9,755)
Fair value of plan assets at end of year	197,747	182,088	174,173
Change in benefit obligation:
Benefit obligation at beginning of year	197,593	186,641	167,107
Interest cost	3,341	5,010	6,472
Actuarial (gain) loss	(4,524)	15,827	22,817
Benefits paid	(10,485)	(9,885)	(9,755)
Benefit obligation at end of year	185,925	197,593	186,641
Funded status of the plan at end of year and accrued benefit (liability) recognized	$11,822	$(15,505)	$(12,468)
Accumulated benefit obligation at end of year	$185,925	$197,593	$186,641
Certain disaggregated information related to our defined benefit pension plans as of year-end was as follows:

	Retirement Plan		Restoration Plan
	2021	2020	2021	2020
Projected benefit obligation	$170,389	$180,986	$15,536	$16,607
Accumulated benefit obligation	170,389	180,986	15,536	16,607
Fair value of plan assets	197,747	182,088	—	—
Funded status of the plan at end of year and accrued benefit (liability) recognized	27,358	1,102	(15,536)	(16,607)
The components of the combined net periodic cost (benefit) for our defined benefit pension plans are presented in the table below.

	2021	2020	2019
Expected return on plan assets, net of expenses	$(12,839)	$(12,289)	$(10,772)
Interest cost on projected benefit obligation	3,341	5,010	6,472
Net amortization and deferral	6,116	5,319	5,623
Net periodic expense (benefit)	$(3,382)	$(1,960)	$1,323
Amounts related to our defined benefit pension plans recognized as a component of other comprehensive income were as follows:

	2021	2020	2019
Net actuarial gain (loss)	$22,709	$(6,199)	$1,979
Deferred tax (expense) benefit	(4,769)	1,302	(416)
Other comprehensive income (loss), net of tax	$17,940	$(4,897)	$1,563

Amounts recognized as a component of accumulated other comprehensive loss as of year-end that have not been recognized as a component of the combined net periodic benefit cost of our defined benefit pension plans are presented in the following table.

	2021	2020
Net actuarial loss	$(41,634)	$(64,343)
Deferred tax benefit	8,743	13,512
Amounts included in accumulated other comprehensive income/loss, net of tax	(32,891)	(50,831)
The weighted-average assumptions used to determine the benefit obligations as of the end of the years indicated and the net periodic benefit cost for the years indicated are presented in the table below. Because the plans were frozen, increases in compensation are not considered after 2001.

	2021	2020	2019
Benefit obligations:
Discount rate	2.79%	2.43%	3.20%
Net periodic benefit cost:
Discount rate	2.43%	3.20%	4.36%
Expected return on plan assets	7.25	7.25	7.25
Management uses an asset allocation optimization model to analyze the potential risks and rewards associated with various asset allocation strategies on a quarterly basis. As of December 31, 2021, management’s investment objective for our defined benefit plans is to achieve long-term growth. This strategy provides for a target asset allocation of approximately 62% invested in equity securities, approximately 36% invested in fixed income debt securities with any remainder invested in cash or short-term cash equivalents. The asset allocation optimization process provides portfolio allocations which best represent the potential risk associated with a given asset allocation over a full market cycle. This is used to help management determine an appropriate mix of assets in order to achieve the plan's long term investment goals. The plan assets are reviewed annually to determine if the obligations can be met with the current investment mix and funding strategy.
The major categories of assets in our Retirement Plan as of year-end are presented in the following table. Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 “Fair Value Measurements and Disclosures,” utilized to measure fair value (see Note 17 - Fair Value Measurements). Our Restoration Plan is unfunded.

	2021	2020
Level 1:
Mutual funds	$195,452	$180,693
Cash and cash equivalents	2,295	1,395
Total fair value of plan assets	$197,747	$182,088
Mutual funds include various equity, fixed-income and blended funds with varying investment strategies. Approximately 68% of mutual fund investments consist of equity investments as of December 31, 2021. The investment objective of equity funds is long-term capital appreciation with current income. The remaining mutual fund investments consist of U.S. fixed-income securities, including investment-grade U.S. Treasury securities, U.S. government agency securities and mortgage-backed securities, corporate bonds and notes and collateralized mortgage obligations. The investment objective of fixed-income funds is to maximize investment return while preserving investment principal. Our investment strategies prohibit selling assets short and the use of derivatives. Additionally, our defined benefit plans do not directly invest in real estate, commodities, or private investments.
The asset allocation optimization model is used to estimate the expected long-term rate of return for a given asset allocation strategy. Expectations of returns for each asset class are based on comprehensive reviews of historical data and economic/financial market theory. During periods with volatile interest rates and equity security prices, the model may call for changes in the allocation of plan investments to achieve desired returns. Management assumed a long-term rate of return of 7.25% in the determination of the net periodic benefit cost for 2021. The expected long-term rate of return on assets was selected from within the reasonable range of rates determined by historical real returns, net of inflation, for the asset classes covered by the plan’s investment policy and projections of inflation over the long-term period during which benefits are payable to plan participants.

As of December 31, 2021, expected future benefit payments related to our defined benefit plans were as follows:

2022	$11,592
2023	11,805
2024	11,975
2025	11,982
2026	12,018
2027 through 2031	56,494
$115,866
We expect to contribute $1.2 million to the defined benefit plans during 2022.
Savings Plans
401(k) Plan and Thrift Incentive Plan. We maintain a 401(k) stock purchase plan that permits each participant to make before-tax contributions in an amount not less than 2% and not exceeding 50% of eligible compensation and subject to dollar limits from Internal Revenue Service regulations. We match 100% of the employee’s contributions to the plan based on the amount of each participant’s contributions up to a maximum of 6% of eligible compensation. Eligible employees must complete 30 days of service in order to enroll and vest in our matching contributions immediately. Our matching contribution is initially invested in the common stock of Cullen/Frost. Employees may immediately reallocate our matching portion, as well as invest their individual contribution, to any of a variety of investment alternatives offered under the 401(k) Plan. We may also make discretionary profit sharing contributions to eligible participants.
All profit contributions to the plan are made at our discretion and may be made without regard to current or accumulated profits. Contributions are generally allocated to eligible participants uniformly, based upon compensation, age and/or other factors. Plan participants self-direct the investment of allocated contributions by choosing from a menu of investment options. Profit sharing contributions are subject to withdrawal restrictions and participants vest in their allocated contributions after three years of service. Expense related to the plan totaled $23.8 million in 2021, $17.9 million in 2020 and $28.9 million in 2019.
We maintain a thrift incentive stock purchase plan to offer certain employees whose participation in the 401(k) plan is limited an alternative means of receiving comparable benefits. Expense related to this plan was not significant during 2021, 2020 and 2019.
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
A combined summary of activity in our active stock plans is presented in the table. Performance stock units outstanding are presented assuming attainment of the maximum payout rate as set forth by the performance criteria. The target award level for performance stock units granted in 2021, 2020 and 2019 was 30,723, 48,409 and 34,317, respectively. As of December 31, 2021, there were 777,687 shares remaining available for grant for future awards.

	Director Deferred Stock Units Outstanding		Non-Vested Stock Awards/Stock Units Outstanding		Performance Stock Units Outstanding		Stock Options Outstanding
	Number of Units	Weighted- Average Fair Value at Grant	Number of Shares/Units	Weighted- Average Fair Value at Grant	Number of Units	Weighted- Average Fair Value at Grant	Number of Shares	Weighted- Average Exercise Price
January 1, 2019	48,910	$71.14	383,797	$85.59	125,809	$82.55	2,352,008	$63.55
Granted	7,592	102.70	127,091	93.46	51,479	85.74	—	—
Exercised/vested	(1,132)	106.03	(53,990)	65.11	—	—	(359,892)	57.71
Forfeited/expired	—	—	(16,251)	89.71	—	—	(11,250)	65.11
December 31, 2019	55,370	74.76	440,647	90.22	177,288	83.48	1,980,866	64.60
Granted	10,428	73.84	151,038	66.79	72,618	57.89	—	—
Exercised/vested	(12,938)	71.09	(117,990)	76.07	(41,755)	69.70	(235,880)	53.23
Forfeited/expired	—	—	(3,336)	91.07	(6,894)	81.33	(5,427)	75.74
December 31, 2020	52,860	75.47	470,359	86.24	201,257	77.18	1,739,559	66.11
Granted	5,940	117.90	95,258	130.36	46,086	121.46	—	—
Exercised/vested	(2,499)	92.03	(88,250)	98.90	(35,131)	92.27	(861,878)	63.14
Forfeited/expired	—	—	(28,030)	87.08	(9,752)	75.70	—	—
December 31, 2021	56,301	79.21	449,337	93.05	202,460	84.71	877,681	69.02
Options awarded to employees generally have a ten-year life and vest in equal annual installments over a four-year period. Non-vested stock awards/stock units awarded to employees generally have a three-year-cliff vesting period for awards granted in 2021 and a four-year-cliff vesting period for awards granted prior to 2021. Deferred stock units awarded to non-employee directors generally have immediate vesting. Upon retirement from our board of directors, non-employee directors will receive one share of our common stock for each deferred stock unit held. Outstanding non-vested stock units and deferred stock units receive equivalent dividend payments as such dividends are declared on our common stock.
Performance stock units represent shares potentially issuable in the future. For performance stock units granted in 2021, issuance is based upon the measure of our achievement of growth in adjusted net revenue, averaged over the three-year performance period, compared to the 2021 base-year amount. Adjusted net revenue for the three-year performance period is calculated as the sum of taxable-equivalent net interest income (excluding the effects of PPP lending) and non-interest income, reduced by non-interest expense (excluding the effects of PPP lending) and net charge-offs. The 2021 base-year adjusted net revenue amount of approximately $426.6 million was calculated as the sum of taxable-equivalent net interest income (excluding the effects of PPP lending) and non-interest income, reduced by non-interest expense (excluding the effects of PPP lending) and the product of average total loans (excluding PPP loans) and 0.30%. The ultimate number of shares issuable under each performance award is the product of the award target and the award payout percentage for the given level of achievement. The level of achievement is measured as the amount by which adjusted net revenue, averaged over a three-year performance period, exceeds the 2021 base-year amount, stated as an average growth percentage. The award payout percentages by level of achievement are as follows: (i) less than 13% average growth pays out at 0% of target, (ii) 13% average growth pays out at 50% of target, (iii) 19% average growth pays out at 100% of target and (iv) 25% average growth or more pays out at 150% of target. Achievement between the aforementioned average growth percentages will result in an award payout percentage determined based on straight-line interpolation between the percentages.
For performance stock units granted prior to 2021, issuance is based upon the measure of our achievement of relative return on assets over a three-year performance period compared to an identified peer group's achievement of relative return on assets over the same three-year performance period. The ultimate number of shares issuable under each performance award is the product of the award target and the award payout percentage for the given level of achievement. The level of achievement is measured as the percentile rank of relative return on assets among the peer group. The award payout percentages by level of achievement are as follows: (i) less than 25th percentile pays out at 0% of target, (ii) 25th percentile pays out at 50% of target, (iii) 50th percentile pays out at 100% of target and (iv) 75th percentile or more pays out at 150% of target. Achievement between the aforementioned percentiles will result in an award payout percentage determined based on straight-line interpolation between the percentiles.
Performance stock units are eligible to receive equivalent dividend payments as such dividends are declared on our common stock during the performance period. Equivalent dividend payments are based upon the ultimate number of shares issued under each performance award and are deferred until such time that the units vest and shares are issued.
Other information regarding options outstanding and exercisable as of December 31, 2021 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Number of Shares	Weighted- Average Exercise Price
$50.01	to	$55.00	123,314	$54.56	0.81	123,314	$54.56
65.01	to	70.00	319,081	65.11	3.72	319,081	65.11
70.01	to	75.00	169,726	71.39	1.78	169,726	71.39
75.01	to	80.00	265,560	78.92	2.75	265,560	78.92
	Total		877,681	69.02	2.64	877,681	69.02
	Total intrinsic value		$50,070			$50,070
Shares issued in connection with stock compensation awards are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. Shares issued in connection with stock compensation awards along with other related information were as follows:

	2021	2020	2019
Shares issued from available treasury stock	987,758	408,563	399,224
Proceeds from stock option exercises	$54,417	$12,557	$20,770
Intrinsic value of stock options exercised	43,904	5,365	13,713
Fair value of stock awards/units vested	15,751	12,773	5,192
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

	2021	2020	2019
Stock options	$—	$—	$1,185
Non-vested stock awards/stock units	9,977	10,240	9,339
Deferred stock-units	700	770	780
Performance stock units	2,076	2,908	4,642
Total	$12,753	$13,918	$15,946
Income tax benefit	$1,713	$2,142	$2,359

Unrecognized stock-based compensation expense and the weighted-average period over which the expense is expected to be recognized at December 31, 2021 is presented in the table below. Unrecognized stock-based compensation expense related to performance stock units is presented assuming attainment of the maximum payout rate as set forth by the performance criteria.

	Unrecognized Expense	Weighted-Average Number of Years for Expense Recognition
Non-vested stock awards/stock units	$18,431	2.07
Performance stock units	9,818	2.16
Total	$28,249
Valuation of Stock-Based Compensation. For the purposes of recognizing stock-based compensation expense, the fair value of non-vested stock awards/stock units and deferred stock units is generally the market price of the stock on the measurement date, which, for us, is the date of the award. The fair value of performance stock units is determined in a similar manner except that the market price of the stock on the measurement date is discounted by the present value of the dividends expected to be paid on our common stock during the service period of the award because dividend equivalent payments on performance stock units are deferred until such time that the units vest and shares are issued. In applying this discount to the market price of our stock on the measurement date, we assumed we would pay a flat quarterly dividend during the service period equal to our most recent dividend payment, which was $0.75, $0.72 and $0.71 in 2021, 2020, and 2019, respectively, discounted at a weighted-average risk-free rate of 0.77%, 0.19% and 1.65% in 2021, 2020, and 2019, respectively.
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
Note 12 - Other Non-Interest Income and Expense
Other non-interest income and expense totals are presented in the following table. Components of these totals exceeding 1% of the aggregate of total net interest income and total non-interest income for any of the years presented are stated separately.

	2021	2020	2019
Other non-interest income:
Other	$48,528	$47,712	$43,563
Total	$48,528	$47,712	$43,563
Other non-interest expense:
Professional services	$34,747	$37,253	$39,238
Advertising, promotions and public relations	34,539	34,390	38,001
Travel/meals and entertainment	4,946	7,109	16,459
Other	97,225	87,558	86,967
Total	$171,457	$166,310	$180,665
In the ordinary course of business, we transact with certain directors and/or their affiliates. Payments for services provided totaled $257 thousand in 2021, $551 thousand in 2020 and $567 thousand in 2019.

Note 13 - Income Taxes
Income tax expense was as follows:

	2021	2020	2019
Current income tax expense	$38,675	$36,002	$48,256
Deferred income tax expense (benefit)	7,784	(15,832)	7,614
Income tax expense, as reported	$46,459	$20,170	$55,870

Effective tax rate	9.5%	5.7%	11.2%
A reconciliation between reported income tax expense and the amounts computed by applying the U.S. federal statutory income tax rate of 21% to income before income taxes is presented in the following table.

	2021	2020	2019
Income tax expense computed at the statutory rate	$102,803	$73,777	$104,888
Effect of tax-exempt interest	(50,740)	(51,624)	(49,166)
Tax benefit on dividends paid in our 401k plan	(1,764)	(1,851)	(1,743)
Bank owned life insurance income	(517)	(783)	(774)
Non-deductible FDIC premiums	2,629	1,790	1,267
Non-deductible compensation	1,773	1,123	1,708
Non-deductible meals and entertainment	625	786	1,299
Net tax benefit from stock-based compensation	(7,877)	(852)	(2,447)
Asset contribution to a charitable trust	—	(2,556)	—
Tax basis adjustment of premises and equipment	(1,026)	—	—
Other	553	360	838
Income tax expense, as reported	$46,459	$20,170	$55,870
There were no unrecognized tax benefits during any of the reported periods. Interest and/or penalties related to income taxes are reported as a component of income tax expense. Such amounts were not significant during the reported periods.
Year-end deferred taxes are presented in the table below. Deferred taxes are based on the U.S. statutory federal income tax rate of 21%.

	2021	2020
Deferred tax assets:
Lease liabilities under operating leases	$65,815	$67,839
Allowance for credit losses	62,819	64,573
Net actuarial loss on defined benefit post-retirement benefit plans	8,743	13,512
Stock-based compensation	6,989	10,033
Bonus accrual	7,506	3,961
Deferred loan and lease origination fees	3,118	10,252
Other	3,834	3,834
Total gross deferred tax assets	158,824	174,004
Deferred tax liabilities:
Net unrealized gain on securities available for sale and transferred securities	(101,067)	(149,870)
Right-of-use assets under operating leases	(59,415)	(61,963)
Premises and equipment	(49,645)	(49,602)
Intangible assets	(16,595)	(14,596)
Defined benefit post-retirement benefit plans	(11,027)	(10,081)
Partnership interests	—	(2,913)
Leases	(712)	(1,090)
Other	(1,611)	(1,387)
Total gross deferred tax liabilities	(240,072)	(291,502)
Net deferred tax asset (liability)	$(81,248)	$(117,498)

No valuation allowance for deferred tax assets was recorded at December 31, 2021 and 2020 as management believes it is more likely than not that all of the deferred tax assets will be realized against deferred tax liabilities and projected future taxable income. There were no unrecognized tax benefits during any of the reported periods.
We file income tax returns in the U.S. federal jurisdiction. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2018.
Note 14 - Other Comprehensive Income (Loss)
The tax effects allocated to each component of other comprehensive income (loss) were as follows:

	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
2021
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(231,355)	$(48,585)	$(182,770)
Change in net unrealized gain on securities transferred to held to maturity	(971)	(204)	(767)
Reclassification adjustment for net (gains) losses included in net income	(69)	(14)	(55)
Total securities available for sale and transferred securities	(232,395)	(48,803)	(183,592)
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	16,593	3,485	13,108
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	6,116	1,284	4,832
Total defined-benefit post-retirement benefit plans	22,709	4,769	17,940
Total other comprehensive income (loss)	$(209,686)	$(44,034)	$(165,652)

2020
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$427,331	$89,741	$337,590
Change in net unrealized gain on securities transferred to held to maturity	(1,256)	(264)	(992)
Reclassification adjustment for net (gains) losses included in net income	(108,989)	(22,888)	(86,101)
Total securities available for sale and transferred securities	317,086	66,589	250,497
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	(11,518)	(2,419)	(9,099)
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	5,319	1,117	4,202
Total defined-benefit post-retirement benefit plans	(6,199)	(1,302)	(4,897)
Total other comprehensive income (loss)	$310,887	$65,287	$245,600

2019
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$418,556	$87,897	$330,659
Change in net unrealized gain on securities transferred to held to maturity	(1,292)	(271)	(1,021)
Reclassification adjustment for net (gains) losses included in net income	(293)	(62)	(231)
Total securities available for sale and transferred securities	416,971	87,564	329,407
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	(3,644)	(765)	(2,879)
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	5,623	1,181	4,442
Total defined-benefit post-retirement benefit plans	1,979	416	1,563
Total other comprehensive income (loss)	$418,950	$87,980	$330,970

Activity in accumulated other comprehensive income, net of tax, was as follows:

	Securities Available For Sale	Defined Benefit Plans	Accumulated Other Comprehensive Income
Balance January 1, 2021	$563,801	$(50,831)	$512,970
Other comprehensive income (loss) before reclassification	(183,537)	13,108	(170,429)
Reclassification of amounts included in net income	(55)	4,832	4,777
Net other comprehensive income (loss) during period	(183,592)	17,940	(165,652)
Balance December 31, 2021	$380,209	$(32,891)	$347,318

Balance January 1, 2020	$313,304	$(45,934)	$267,370
Other comprehensive income (loss) before reclassification	336,598	(9,099)	327,499
Reclassification of amounts included in net income	(86,101)	4,202	(81,899)
Net other comprehensive income (loss) during period	250,497	(4,897)	245,600
Balance December 31, 2020	$563,801	$(50,831)	$512,970

Balance January 1, 2019	$(16,103)	$(47,497)	$(63,600)
Other comprehensive income (loss) before reclassification	329,638	(2,879)	326,759
Reclassification of amounts included in net income	(231)	4,442	4,211
Net other comprehensive income (loss) during period	329,407	1,563	330,970
Balance December 31, 2019	$313,304	$(45,934)	$267,370
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

The notional amounts and estimated fair values of interest rate derivative contracts outstanding at December 31, 2021 and 2020 are presented in the following table. The fair values of interest rate derivative contracts are estimated utilizing internal valuation methods with observable market data inputs, or as determined by the Chicago Mercantile Exchange (“CME”) for centrally cleared derivative contracts. CME rules legally characterize variation margin payments for centrally cleared derivatives as settlements of the derivatives' exposure rather than collateral. As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting and financial reporting purposes. Variation margin, as determined by the CME, is settled daily. As a result, derivative contracts that clear through the CME have an estimated fair value of zero as of December 31, 2021 and 2020.

	December 31, 2021		December 31, 2020
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivatives designated as hedges of fair value:
Financial institution counterparties:
Loan/lease interest rate swaps - liabilities	$2,426	$(34)	$3,724	$(134)
Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan/lease interest rate swaps - assets	247,592	1,207	—	—
Loan/lease interest rate swaps - liabilities	928,756	(19,142)	1,173,173	(33,812)
Loan/lease interest rate caps - assets	270,431	3,239	356,601	1,241
Customer counterparties:
Loan/lease interest rate swaps - assets	928,756	39,864	1,173,173	84,424
Loan/lease interest rate swaps - liabilities	247,592	(2,846)	—	—
Loan/lease interest rate caps - liabilities	270,431	(3,239)	356,601	(1,241)
The weighted-average rates paid and received for interest rate swaps outstanding at December 31, 2021 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Fair value hedge loan/lease interest rate swaps	2.48%	0.10%
Non-hedging interest rate swaps - financial institution counterparties	3.73	1.90
Non-hedging interest rate swaps - customer counterparties	1.90	3.73
The weighted-average strike rate for outstanding interest rate caps was 3.26% at December 31, 2021.

Commodity Derivatives. We enter into commodity swaps and option contracts that are not designated as hedging instruments primarily to accommodate the business needs of our customers. Upon the origination of a commodity swap or option contract with a customer, we simultaneously enter into an offsetting contract with a third-party financial institution to mitigate the exposure to fluctuations in commodity prices.
The notional amounts and estimated fair values of non-hedging commodity swap and option derivative positions outstanding are presented in the following table. We obtain dealer quotations and use internal valuation methods with observable market data inputs to value our commodity derivative positions.

		December 31, 2021		December 31, 2020
	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Oil - assets	Barrels	4,809	$14,721	3,056	$8,341
Oil - liabilities	Barrels	7,032	(73,594)	6,391	(32,112)
Natural gas - assets	MMBTUs	15,947	4,143	9,281	1,529
Natural gas - liabilities	MMBTUs	29,446	(21,249)	15,079	(3,265)
Customer counterparties:
Oil - assets	Barrels	7,046	74,437	6,391	32,670
Oil - liabilities	Barrels	4,796	(14,294)	3,056	(8,264)
Natural gas - assets	MMBTUs	29,446	21,456	17,636	3,451
Natural gas - liabilities	MMBTUs	15,947	(4,124)	6,724	(1,458)
Foreign Currency Derivatives. We enter into foreign currency forward contracts that are not designated as hedging instruments primarily to accommodate the business needs of our customers. Upon the origination of a foreign currency denominated transaction with a customer, we simultaneously enter into an offsetting contract with a third-party financial institution to negate the exposure to fluctuations in foreign currency exchange rates. We also utilize foreign currency forward contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in foreign currency exchange rates on foreign currency holdings and certain short-term, non-U.S. dollar denominated loans. The notional amounts and fair values of open foreign currency forward contracts were as follows:

		December 31, 2021		December 31, 2020
	Notional Currency	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Forward contracts - assets	EUR	1,900	$29	—	$—
Forward contracts - assets	CAD	658	—	—	—
Customer counterparties:
Forward contracts - assets	EUR	—	—	—	—
Forward contracts - assets	CAD	658	4	—	—
Forward contracts - liabilities	EUR	1,900	(55)	—	—
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
Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	2021	2020	2019
Commercial loan/lease interest rate swaps:
Amount of gain (loss) included in interest income on loans	$(91)	$(111)	$86
Amount of (gain) loss included in other non-interest expense	10	9	—

As stated above, we enter into non-hedge related derivative positions primarily to accommodate the business needs of our customers. Upon the origination of a derivative contract with a customer, we simultaneously enter into an offsetting derivative contract with a third-party financial institution. We recognize immediate income based upon the difference in the bid/ask spread of the underlying transactions with our customers and the third party. Because we act only as an intermediary for our customer, subsequent changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact our results of operations.
Amounts included in the consolidated statements of income related to non-hedging interest rate, commodity, foreign currency and other derivative instruments are presented in the table below.

	2021	2020	2019
Non-hedging interest rate derivatives:
Other non-interest income	$4,285	$3,413	$2,005
Other non-interest expense	(1)	1	(1)
Non-hedging commodity derivatives:
Other non-interest income	4,052	1,768	503
Non-hedging foreign currency derivatives:
Other non-interest income	39	28	51
Non-hedging other derivatives:
Other non-interest income	—	5,992	750
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
Our credit exposure relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with bank customers was approximately $118.3 million at December 31, 2021. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. Our credit exposure, net of collateral pledged, relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with upstream financial institution counterparties was approximately $19.7 million at December 31, 2021. This amount was primarily related to excess collateral we posted to counterparties. Collateral levels for upstream financial institution counterparties are monitored and adjusted as necessary. See Note 16 – Balance Sheet Offsetting and Repurchase Agreements for additional information regarding our credit exposure with upstream financial institution counterparties. At December 31, 2021 we had $110.3 million in cash collateral related to derivative contracts on deposit with other financial institution counterparties.

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
Information about financial instruments that are eligible for offset in the consolidated balance sheet as of December 31, 2021 is presented in the following tables.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
December 31, 2021
Financial assets:
Derivatives:
Loan/lease interest rate swaps and caps	$4,446	$—	$4,446
Commodity swaps and options	18,864	—	18,864
Foreign currency forward contracts	29	—	29
Total derivatives	23,339	—	23,339
Resell agreements	7,903	—	7,903
Total	$31,242	$—	$31,242
Financial liabilities:
Derivatives:
Loan/lease interest rate swaps	$19,176	$—	$19,176
Commodity swaps and options	94,843	—	94,843
Total derivatives	114,019	—	114,019
Repurchase agreements	2,740,799	—	2,740,799
Total	$2,854,818	$—	$2,854,818

		Gross Amounts Not Offset
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
December 31, 2021
Financial assets:
Derivatives:
Counterparty A	$6	$(6)	$—	$—
Counterparty B	7,655	(7,655)	—	—
Other counterparties	15,678	(15,678)	—	—
Total derivatives	23,339	(23,339)	—	—
Resell agreements	7,903	—	(7,903)	—
Total	$31,242	$(23,339)	$(7,903)	$—
Financial liabilities:
Derivatives:
Counterparty A	$3,870	$(6)	$(3,864)	$—
Counterparty B	28,130	(7,655)	(20,475)	—
Counterparty C	9	—	(9)	—
Other counterparties	82,010	(15,678)	(66,225)	107
Total derivatives	114,019	(23,339)	(90,573)	107
Repurchase agreements	2,740,799	—	(2,740,799)	—
Total	$2,854,818	$(23,339)	$(2,831,372)	$107

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
The remaining contractual maturity of repurchase agreements in the consolidated balance sheets as of December 31, 2021 and December 31, 2020 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
December 31, 2021
Repurchase agreements:
U.S. Treasury	$1,342,591	$—	$—	$—	$1,342,591
Residential mortgage-backed securities	1,398,208	—	—	—	1,398,208
Total borrowings	$2,740,799	$—	$—	$—	$2,740,799
Gross amount of recognized liabilities for repurchase agreements					$2,740,799
Amounts related to agreements not included in offsetting disclosures above					$—

December 31, 2020
Repurchase agreements:
U.S. Treasury	$692,860	$—	$—	$—	$692,860
Residential mortgage-backed securities	1,375,287	—	—	—	1,375,287
Total borrowings	$2,068,147	$—	$—	$—	$2,068,147
Gross amount of recognized liabilities for repurchase agreements					$2,068,147
Amounts related to agreements not included in offsetting disclosures above					$—
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
Derivatives. Derivatives are generally reported at fair value utilizing Level 2 inputs, except for foreign currency contracts, which are reported at fair value utilizing Level 1 inputs. We obtain dealer quotations and utilize internally developed valuation models to value commodity swaps/options. We utilize internally developed valuation models and/or third-party models with observable market data inputs to validate the valuations provided by the dealers. Though there has never been a significant discrepancy in the valuations, should such a significant discrepancy arise, we would obtain price verification from a third-party dealer. We utilize internal valuation methods with observable market data inputs to estimate fair values of customer interest rate swaps, caps and floors. We also obtain dealer quotations for these derivatives for comparative purposes to assess the reasonableness of the model valuations. In cases where significant credit valuation adjustments are incorporated into the estimation of fair value, reported amounts are considered to have been derived utilizing Level 3 inputs.
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
The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
2021
Securities available for sale:
U.S. Treasury	$2,179,433	$—	$—	$2,179,433
Residential mortgage-backed securities	—	4,066,265	—	4,066,265
States and political subdivisions	—	7,636,571	—	7,636,571
Other	—	42,359	—	42,359
Trading account securities:
U.S. Treasury	24,237	—	—	24,237
States and political subdivisions	—	925	—	925
Derivative assets:
Interest rate swaps, caps and floors	—	44,310	—	44,310
Commodity swaps and options	—	114,757	—	114,757
Foreign currency forward contracts	33	—	—	33
Derivative liabilities:
Interest rate swaps, caps and floors	—	25,261	—	25,261
Commodity swaps and options	—	113,261	—	113,261
Foreign currency forward contracts	55	—	—	55
2020
Securities available for sale:
U.S. Treasury	$1,119,633	$—	$—	$1,119,633
Residential mortgage-backed securities	—	1,987,679	—	1,987,679
States and political subdivisions	—	7,287,902	—	7,287,902
Other	—	42,351	—	42,351
Trading account securities:
U.S. Treasury	23,996	—	—	23,996
States and political subdivisions	—	460	—	460
Derivative assets:
Interest rate swaps, caps and floors	—	85,665	—	85,665
Commodity swaps and options	—	45,535	456	45,991
Derivative liabilities:
Interest rate swaps, caps and floors	—	35,187	—	35,187
Commodity swaps and options	—	45,099	—	45,099
Derivative assets, measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the reported periods consist of commodity swaps sold to loan customers. The significant unobservable (Level 3) inputs used in the fair value measurement of these commodity swaps sold to loan customers primarily relate to the probability of default and loss severity in the event of default. The probability of default is determined by the underlying risk grade of the loan (see Note 3 – Loans) underlying the commodity swap in that the probability of default increases as a loan’s risk grade deteriorates, while the loss severity is estimated through an analysis of the collateral supporting both the underlying loan and commodity swap. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity. As of December 31, 2020, the weighted-average risk grade of loans underlying commodity swaps measured at fair value using significant unobservable (Level 3) inputs was 14.0. The weighted-average loss severity in the event of default on the commodity swaps was 10%. A reconciliation of the beginning and ending balances of derivative assets measured at fair value on a recurring basis using significant unobservable (Level 3) inputs is not presented as such amounts were not significant during the reported periods.

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
The following table presents collateral dependent loans that were remeasured and reported at fair value through a specific allocation of the allowance for credit losses on loans based upon the fair value of the underlying collateral:

	2021	2020	2019
Level 2
Carrying value before allocations	$1,333	$1,559	$2,354
Specific (allocations) reversals of prior allocations	214	(450)	(383)
Fair value	$1,547	$1,109	$1,971
Level 3
Carrying value before allocations	$16,074	$34,302	$65,176
Specific (allocations) reversals of prior allocations	(5,178)	(11,151)	(18,019)
Fair value	$10,896	$23,151	$47,157
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
The following table presents foreclosed assets that were remeasured and reported at fair value:

	2021	2020	2019
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$—	$—	$1,348
Charge-offs recognized in the allowance for credit losses on loans	—	—	(76)
Fair value	$—	$—	$1,272
Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$14	$328	$—
Write-downs included in other non-interest expense	(14)	(231)	—
Fair value	$—	$97	$—
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
The estimated fair values of financial instruments that are reported at amortized cost in our consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	December 31, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$16,583,000	$16,583,000	$10,288,853	$10,288,853
Securities held to maturity	1,749,179	1,809,143	1,945,673	2,052,896
Cash surrender value of life insurance policies	190,139	190,139	189,984	189,984
Accrued interest receivable	179,111	179,111	181,432	181,432
Level 3 inputs:
Loans, net	16,087,731	16,079,454	17,218,132	17,390,683
Financial liabilities:
Level 2 inputs:
Deposits	42,695,696	41,343,426	35,015,761	35,018,185
Federal funds purchased	25,925	25,925	48,850	48,850
Repurchase agreements	2,740,799	2,740,799	2,068,147	2,068,147
Junior subordinated deferrable interest debentures	123,011	123,712	136,357	137,115
Subordinated notes	99,178	111,430	99,021	115,717
Accrued interest payable	3,026	3,026	8,127	8,127
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
Financial results by operating segment are detailed below. Certain prior period amounts have been reclassified to conform to the current presentation. Frost Wealth Advisors excludes off-balance-sheet managed and custody assets with a total fair value of $43.3 billion, $38.6 billion and $37.8 billion at December 31, 2021, 2020 and 2019.

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
2021
Net interest income (expense)	$989,870	$2,138	$(7,141)	$984,867
Credit loss expense	54	9	—	63
Non-interest income	220,662	167,442	(1,376)	386,728
Non-interest expense	753,719	122,972	5,303	881,994
Income (loss) before income taxes	456,759	46,599	(13,820)	489,538
Income tax expense (benefit)	41,483	9,786	(4,810)	46,459
Net income (loss)	415,276	36,813	(9,010)	443,079
Preferred stock dividends	—	—	7,157	7,157
Net income (loss) available to common shareholders	$415,276	$36,813	$(16,167)	$435,922
Revenues from (expenses to) external customers	$1,210,532	$169,580	$(8,517)	$1,371,595
Average assets (in millions)	$45,903	$70	$10	$45,983

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
2020
Net interest income (expense)	$981,441	$2,776	$(8,216)	$976,001
Credit loss expense	241,230	—	—	241,230
Non-interest income	321,136	145,268	(950)	465,454
Non-interest expense	718,519	123,630	6,755	848,904
Income (loss) before income taxes	342,828	24,414	(15,921)	351,321
Income tax expense (benefit)	20,347	5,127	(5,304)	20,170
Net income (loss)	322,481	19,287	(10,617)	331,151
Preferred stock dividends	—	—	2,016	2,016
Redemption of preferred stock	—	—	5,514	5,514
Net income (loss) available to common shareholders	$322,481	$19,287	$(18,147)	$323,621
Revenues from (expenses to) external customers	$1,302,577	$148,044	$(9,166)	$1,441,455
Average assets (in millions)	$37,892	$59	$10	$37,961
2019
Net interest income (expense)	$1,010,368	$4,001	$(10,364)	$1,004,005
Credit loss expense	33,758	1	—	33,759
Non-interest income	218,447	145,905	(450)	363,902
Non-interest expense	703,121	124,622	6,936	834,679
Income (loss) before income taxes	491,936	25,283	(17,750)	499,469
Income tax expense (benefit)	55,520	5,308	(4,958)	55,870
Net income (loss)	436,416	19,975	(12,792)	443,599
Preferred stock dividends	—	—	8,063	8,063
Net income (loss) available to common shareholders	$436,416	$19,975	$(20,855)	$435,536
Revenues from (expenses to) external customers	$1,228,815	$149,906	$(10,814)	$1,367,907
Average assets (in millions)	$32,019	$56	$11	$32,086

Note 19 - Condensed Financial Statements of Parent Company
Condensed financial statements pertaining only to Cullen/Frost Bankers, Inc. are presented below. Investments in subsidiaries are stated using the equity method of accounting.
Condensed Balance Sheets

	December 31,
	2021	2020
Assets:
Cash	$471,875	$381,240
Resell agreements	—	—
Total cash and cash equivalents	471,875	381,240
Investment in subsidiaries	4,222,288	4,155,619
Accrued interest receivable and other assets	2,228	2,164
Total assets	$4,696,391	$4,539,023
Liabilities:
Junior subordinated deferrable interest debentures, net of unamortized issuance costs	$123,011	$136,357
Subordinated notes, net of unamortized issuance costs	99,178	99,021
Accrued interest payable and other liabilities	34,647	10,629
Total liabilities	256,836	246,007
Shareholders’ Equity	4,439,555	4,293,016
Total liabilities and shareholders’ equity	$4,696,391	$4,539,023
Condensed Statements of Income

	Year Ended December 31,
	2021	2020	2019
Income:
Dividend income paid by Frost Bank	$219,386	$298,884	$234,531
Dividend income paid by non-banks	473	736	1,822
Interest and other income	101	446	2,868
Total income	219,960	300,066	239,221
Expenses:
Interest expense	7,141	8,216	10,363
Salaries and employee benefits	1,499	1,581	1,551
Other	5,867	6,833	7,033
Total expenses	14,507	16,630	18,947
Income before income taxes and equity in undistributed earnings of subsidiaries	205,453	283,436	220,274
Income tax benefit	4,899	5,406	5,135
Equity in undistributed earnings of subsidiaries	232,727	42,309	218,190
Net income	443,079	331,151	443,599
Preferred stock dividends	7,157	2,016	8,063
Redemption of preferred stock	—	5,514	—
Net income available to common shareholders	$435,922	$323,621	$435,536

Condensed Statements of Cash Flows

	Year Ended December 31,
	2021	2020	2019
Operating Activities:
Net income	$443,079	$331,151	$443,599
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(232,727)	(42,309)	(218,190)
Stock-based compensation	700	770	780
Net tax benefit from stock-based compensation	278	370	240
Net change in other assets and other liabilities	23,890	(8,937)	22,216
Net cash from operating activities	235,220	281,045	248,645

Investing Activities:
Redemption of investment in non-bank subsidiary	406	—	—
Net cash from investing activities	406	—	—

Financing Activities:
Principal payments on long-term borrowings	(13,403)	—	—
Redemption of Series A preferred stock	—	(150,000)	—
Proceeds from issuance of Series B preferred stock	—	145,452	—
Proceeds from stock option exercises	54,417	12,557	20,770
Proceeds from stock-based compensation activities of subsidiaries	12,053	13,148	15,166
Purchase of treasury stock	(3,864)	(15,785)	(68,793)
Treasury stock issued to 401(k) stock purchase plan	1,749	10,307	—
Cash dividends paid on preferred stock	(7,157)	(2,016)	(8,063)
Cash dividends paid on common stock	(188,786)	(180,584)	(177,006)
Net cash from financing activities	(144,991)	(166,921)	(217,926)
Net change in cash and cash equivalents	90,635	114,124	30,719
Cash and cash equivalents at beginning of year	381,240	267,116	236,397
Cash and cash equivalents at end of year	$471,875	$381,240	$267,116
Note 20 - Accounting Standards Updates
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
ASU 2018-14, “Compensation - Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20).” ASU 2018-14 amends and modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. The amendments in this update remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. ASU 2018-14 became effective for the year ended December 31, 2020 and did not have a significant impact on our financial statements.
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
ASU 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes.” The guidance issued in this update simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition for deferred tax liabilities for outside basis differences. ASU 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 became effective for us on January 1, 2021 and did not have a significant impact on our financial statements.
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
ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs.” ASU 2020-08 clarifies the accounting for the amortization of purchase premiums for callable debt securities with multiple call dates. ASU 2020-8 became effective for us on January 1, 2021 and did not have a significant impact on our financial statements.
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
As of December 31, 2021, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (“2013 framework”). Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2021, based on those criteria.
Ernst & Young LLP, San Antonio, Texas, (U.S. PCAOB Auditor Firm I.D.: 42), the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2021. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2021, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”
Attestation Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Cullen/Frost Bankers, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Cullen/Frost Bankers, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cullen/Frost Bankers, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 4, 2022 expressed an unqualified opinion thereon.

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

San Antonio, Texas
February 4, 2022
ITEM 9B. OTHER INFORMATION
None
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information regarding executive officers is included under the section captioned “Executive Officers of the Registrant” in Part I, Item 1, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Certain information regarding securities authorized for issuance under our equity compensation plans is included under the section captioned “Stock-Based Compensation Plans” in Part II, Item 5, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

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

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

3.1	Restated Articles of Incorporation of Cullen/Frost Bankers, Inc.		10-Q	001-13221	3.1	7/26/2006
3.2	Amended and Restated Bylaws of Cullen/Frost Bankers, Inc.		8-K	001-13221	3.1	7/31/2020
3.3	Certificate of Designations of 4.450% Non-Cumulative Perpetual Perpetual Preferred Stock, Series B		8-A	001-13221	3.3	11/19/2020
4.1	Description of Registrant's Securities		10-K	001-13221	4.1	2/5/2021
4.2P(1)	Instruments Defining the Rights of Holders of Long-Term Debt
10.1(2)	Cullen/Frost Bankers, Inc. Restoration Plan		10-K	001-13221	10.1	2/6/2019
10.2(2)	Amendment No. 1 to the Cullen/Frost Bankers, Inc. Restoration Plan		10-K	001-13221	10.2	2/6/2019
10.3(2)	Thrift Incentive Stock Purchase Plan for Certain Employees of Cullen/Frost Bankers, Inc.		10-K	001-13221	10.3	2/6/2019
10.4(2)	Cullen/Frost Restoration Profit Sharing Plan		10-K	001-13221	10.7	2/6/2019
10.5(2)	Amendment No. 1 to the Cullen/Frost Restoration Profit Sharing Plan		10-K	001-13221	10.8	2/6/2019
10.6(2)	2005 Omnibus Incentive Plan		DEF 14A	001-13221	Annex A	3/20/2013
10.7(2)	2007 Outside Director Incentive Plan		S-8	333-143397	4.4	5/31/2007
10.8(2)	2015 Omnibus Incentive Plan		DEF 14A	001-13221	Annex A	3/23/2015
10.9(2)	Amendment to the 2015 Omnibus Incentive Plan		10-K	001-13221	10.12	2/3/2017
10.10(2)	Deferred Stock Unit Award Agreement with 10 Directors	X
10.11(2)	Executive Change-in-Control Severance Plan		10-Q	001-13221	10.1	10/28/2021
21.1	Subsidiaries of Cullen/Frost Bankers, Inc.	X
23.1	Consent of Independent Registered Public Accounting Firm	X
24.1	Power of Attorney	X
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer	X
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer	X
32.1(3)	Section 1350 Certification of the Chief Executive Officer	X
32.2(3)	Section 1350 Certification of the Chief Financial Officer	X
101.INS(4)	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104(5)	Cover Page Interactive Data File
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

Date:	February 4, 2022	CULLEN/FROST BANKERS, INC.
(Registrant)

		By:	/s/ JERRY SALINAS
Jerry Salinas Group Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PHILLIP D. GREEN*	Chairman of the Board, Director and Chief Executive Officer (Principal Executive Officer)	February 4, 2022
Phillip D. Green

/s/ JERRY SALINAS	Group Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 4, 2022
Jerry Salinas

/s/ CARLOS ALVAREZ*	Director	February 4, 2022
Carlos Alvarez

/s/ CHRIS AVERY*	Director	February 4, 2022
Chris Avery

/s/ ANTHONY R. CHASE*	Director	February 4, 2022
Anthony R. Chase

/s/ CYNTHIA COMPARIN*	Director	February 4, 2022
Cynthia Comparin

/s/ SAM DAWSON*	Director	February 4, 2022
Sam Dawson

/s/ CRAWFORD H. EDWARDS*	Director	February 4, 2022
Crawford H. Edwards

/s/ PATRICK B. FROST*	Director and President of Frost Bank	February 4, 2022
Patrick B. Frost

/s/ DAVID J. HAEMISEGGER*	Director	February 4, 2022
David J. Haemisegger

/s/ KAREN E. JENNINGS*	Director	February 4, 2022
Karen E. Jennings

/s/ CHARLES W. MATTHEWS*	Director	February 4, 2022
Charles W. Matthews

/s/ IDA CLEMENT STEEN*	Director	February 4, 2022
Ida Clement Steen

*By: /s/ JERRY SALINAS	Group Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 4, 2022
Jerry Salinas As attorney-in-fact for the persons indicated