Form 10-Q
period 2022-03-31
CULLEN/FROST BANKERS, INC.
filed 2022-04-28
CIK 39263

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2022
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 21, 2022 there were 64,097,017 shares of the registrant’s Common Stock, $.01 par value, outstanding.

Cullen/Frost Bankers, Inc.
Quarterly Report on Form 10-Q
March 31, 2022

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Cullen/Frost Bankers, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	March 31, 2022	December 31, 2021
Assets:
Cash and due from banks	$772,095	$555,778
Interest-bearing deposits	13,684,988	15,985,244
Federal funds sold	—	34,075
Resell agreements	—	7,903
Total cash and cash equivalents	14,457,083	16,583,000
Securities held to maturity, net of allowance for credit losses of $158 at March 31, 2022 and $158 at December 31, 2021	1,665,465	1,749,179
Securities available for sale, at estimated fair value	16,184,539	13,924,628
Trading account securities	29,518	25,162
Loans, net of unearned discounts	16,542,537	16,336,397
Less: Allowance for credit losses on loans	(246,835)	(248,666)
Net loans	16,295,702	16,087,731
Premises and equipment, net	1,046,410	1,050,331
Goodwill	654,952	654,952
Other intangible assets, net	720	866
Cash surrender value of life insurance policies	189,471	190,139
Accrued interest receivable and other assets	772,191	612,502
Total assets	$51,296,051	$50,878,490

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$18,114,430	$18,423,018
Interest-bearing deposits	26,316,499	24,272,678
Total deposits	44,430,929	42,695,696
Federal funds purchased	35,200	25,925
Repurchase agreements	1,842,618	2,740,799
Junior subordinated deferrable interest debentures, net of unamortized issuance costs	123,026	123,011
Subordinated notes, net of unamortized issuance costs	99,217	99,178
Accrued interest payable and other liabilities	988,769	754,326
Total liabilities	47,519,759	46,438,935

Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; 150,000 Series B shares ($1,000 liquidation preference) issued at March 31, 2022 and December 31, 2021	145,452	145,452
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 64,236,306 shares issued at March 31, 2022 and December 31, 2021	642	642
Additional paid-in capital	1,012,033	1,009,921
Retained earnings	3,002,642	2,956,966
Accumulated other comprehensive income (loss), net of tax	(371,790)	347,318
Treasury stock, at cost; 142,099 shares at March 31, 2022 and 250,070 shares at December 31, 2021	(12,687)	(20,744)
Total shareholders’ equity	3,776,292	4,439,555
Total liabilities and shareholders’ equity	$51,296,051	$50,878,490
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Interest income:
Loans, including fees	$149,977	$167,483
Securities:
Taxable	43,058	20,028
Tax-exempt	56,866	56,663
Interest-bearing deposits	6,343	2,433
Federal funds sold	13	3
Resell agreements	4	1
Total interest income	256,261	246,611
Interest expense:
Deposits	4,912	3,517
Federal funds purchased	12	8
Repurchase agreements	518	395
Junior subordinated deferrable interest debentures	584	646
Subordinated notes	1,164	1,164
Total interest expense	7,190	5,730
Net interest income	249,071	240,881
Credit loss expense	—	63
Net interest income after credit loss expense	249,071	240,818
Non-interest income:
Trust and investment management fees	38,656	35,314
Service charges on deposit accounts	22,740	19,993
Insurance commissions and fees	16,608	17,313
Interchange and card transaction fees	4,226	4,093
Other charges, commissions and fees	9,627	8,304
Net gain (loss) on securities transactions	—	—
Other	9,533	8,219
Total non-interest income	101,390	93,236
Non-interest expense:
Salaries and wages	111,329	93,458
Employee benefits	24,220	22,536
Net occupancy	27,411	26,051
Technology, furniture and equipment	29,157	28,016
Deposit insurance	3,633	2,928
Intangible amortization	146	202
Other	42,836	36,951
Total non-interest expense	238,732	210,142
Income before income taxes	111,729	123,912
Income taxes	12,627	7,897
Net income	99,102	116,015
Preferred stock dividends	1,669	2,151
Net income available to common shareholders	$97,433	$113,864

Earnings per common share:
Basic	$1.51	$1.78
Diluted	1.50	1.77
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$99,102	$116,015
Other comprehensive income (loss), before tax:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	(910,795)	(159,779)
Change in net unrealized gain on securities transferred to held to maturity	(209)	(259)
Reclassification adjustment for net (gains) losses included in net income	—	—
Total securities available for sale and transferred securities	(911,004)	(160,038)
Defined-benefit post-retirement benefit plans:
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	741	1,529
Total defined-benefit post-retirement benefit plans	741	1,529
Other comprehensive income (loss), before tax	(910,263)	(158,509)
Deferred tax expense (benefit)	(191,155)	(33,287)
Other comprehensive income (loss), net of tax	(719,108)	(125,222)
Comprehensive income (loss)	$(620,006)	$(9,207)
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Three months ended:
March 31, 2022
Balance at beginning of period	$145,452	$642	$1,009,921	$2,956,966	$347,318	$(20,744)	$4,439,555
Net income	—	—	—	99,102	—	—	99,102
Other comprehensive income (loss), net of tax	—	—	—	—	(719,108)	—	(719,108)
Stock option exercises/stock unit conversions (115,430 shares)	—	—	—	(3,314)	—	9,053	5,739
Stock-based compensation expense recognized in earnings	—	—	2,112	—	—	—	2,112
Purchase of treasury stock (7,459 shares)	—	—	—	—	—	(996)	(996)
Cash dividends – Series B preferred stock (approximately $11.13 per share which is equivalent to approximately $0.28 per depositary share)	—	—	—	(1,669)	—	—	(1,669)
Cash dividends – common stock ($0.75 per share)	—	—	—	(48,443)	—	—	(48,443)
Balance at end of period	$145,452	$642	$1,012,033	$3,002,642	$(371,790)	$(12,687)	$3,776,292

March 31, 2021
Balance at beginning of period	$145,452	$642	$997,168	$2,750,723	$512,970	$(113,939)	$4,293,016
Net income	—	—	—	116,015	—	—	116,015
Other comprehensive income (loss), net of tax	—	—	—	—	(125,222)	—	(125,222)
Stock option exercises/stock unit conversions (513,824 shares)	—	—	—	(21,342)	—	50,739	29,397
Stock-based compensation expense recognized in earnings	—	—	2,526	—	—	—	2,526
Purchase of treasury stock (11,625 shares)	—	—	—	—	—	(1,288)	(1,288)
Treasury stock issued to the 401(k) stock purchase plan (18,555 shares)	—	—	—	(57)	—	1,806	1,749
Cash dividends – Series B preferred stock (approximately $14.34 per share which is equivalent to approximately $0.36 per depositary share)	—	—	—	(2,151)	—	—	(2,151)
Cash dividends – common stock ($0.72 per share)	—	—	—	(46,124)	—	—	(46,124)
Balance at end of period	$145,452	$642	$999,694	$2,797,064	$387,748	$(62,682)	$4,267,918
See accompanying Notes to Consolidated Financial Statements

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Operating Activities:
Net income	$99,102	$116,015
Adjustments to reconcile net income to net cash from operating activities:
Credit loss expense	—	63
Deferred tax expense (benefit)	(432)	4,172
Accretion of loan discounts	(2,945)	(3,425)
Securities premium amortization (discount accretion), net	27,654	30,598
Net (gain) loss on securities transactions	—	—
Depreciation and amortization	17,551	16,941
Net (gain) loss on sale/write-down of assets/foreclosed assets	130	(134)
Stock-based compensation	2,112	2,526
Net tax benefit from stock-based compensation	1,244	3,136
Earnings on life insurance policies	(533)	(740)
Net change in:
Trading account securities	139	(2,153)
Lease right-of-use assets	5,970	5,889
Accrued interest receivable and other assets	(55,232)	73,164
Accrued interest payable and other liabilities	238,065	(26,287)
Net cash from operating activities	332,825	219,765
Investing Activities:
Securities held to maturity:
Purchases	(31,545)	—
Maturities, calls and principal repayments	111,211	120,029
Securities available for sale:
Purchases	(3,356,279)	(455,091)
Sales	—	—
Maturities, calls and principal repayments	236,032	351,612
Net change in loans	(209,490)	(406,836)
Benefits received on life insurance policies	1,201	968
Proceeds from sales of premises and equipment	1	3
Purchases of premises and equipment	(12,374)	(12,814)
Proceeds from sales of repossessed properties	1,543	100
Net cash from investing activities	(3,259,700)	(402,029)
Financing Activities:
Net change in deposits	1,735,233	1,909,419
Net change in short-term borrowings	(888,906)	(193,573)
Proceeds from stock option exercises	5,739	29,397
Purchase of treasury stock	(996)	(1,288)
Cash dividends paid on preferred stock	(1,669)	(2,151)
Cash dividends paid on common stock	(48,443)	(46,124)
Net cash from financing activities	800,958	1,695,680
Net change in cash and cash equivalents	(2,125,917)	1,513,416
Cash and cash equivalents at beginning of period	16,583,000	10,288,853
Cash and cash equivalents at end of period	$14,457,083	$11,802,269

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
The consolidated financial statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of our financial position and results of operations. All such adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2021, included in our Annual Report on Form 10-K filed with the SEC on February 4, 2022 (the “2021 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.
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
Cash Flow Reporting. Additional cash flow information was as follows:

	Three Months Ended March 31,
	2022	2021
Cash paid for interest	$8,069	$9,719
Cash paid for income taxes	—	—
Significant non-cash transactions:
Unsettled securities transactions	78,769	21,957
Right-of-use lease assets obtained in exchange for lessee operating lease liabilities	4,013	1,326
Treasury stock issued to 401(k) stock purchase plan	—	1,749
Accounting Changes, Reclassifications and Restatements. Certain items in prior financial statements have been reclassified to conform to the current presentation.

Note 2 - Securities
Securities - Held to Maturity. A summary of the amortized cost, fair value and allowance for credit losses related to securities held to maturity as of March 31, 2022 and December 31, 2021 is presented below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses	Net Carrying Amount
March 31, 2022
Residential mortgage-backed securities	$526,969	$—	$17,519	$509,450	$—	$526,969
States and political subdivisions	1,137,154	3,622	11,717	1,129,059	(158)	1,136,996
Other	1,500	—	16	1,484	—	1,500
Total	$1,665,623	$3,622	$29,252	$1,639,993	$(158)	$1,665,465
December 31, 2021
Residential mortgage-backed securities	$527,264	$18,766	$—	$546,030	$—	$527,264
States and political subdivisions	1,220,573	41,141	101	1,261,613	(158)	1,220,415
Other	1,500	—	—	1,500	—	1,500
Total	$1,749,337	$59,907	$101	$1,809,143	$(158)	$1,749,179
All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. The carrying value of held-to-maturity securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $252.0 million and $642.3 million at March 31, 2022 and December 31, 2021, respectively. Accrued interest receivable on held-to-maturity securities totaled $10.0 million and $18.4 million at March 31, 2022 and December 31, 2021, respectively and is included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
From time to time, we have reclassified certain securities from available for sale to held to maturity. The net unamortized, unrealized gain remaining on transferred securities included in accumulated other comprehensive income in the accompanying balance sheet totaled $2.3 million ($1.8 million, net of tax) at March 31, 2022 and $2.5 million ($2.0 million, net of tax) at December 31, 2021. This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities.
The following table summarizes Moody's and/or Standard & Poor's bond ratings for our portfolio of held-to-maturity securities issued by States and political subdivisions and other securities as of March 31, 2022 and December 31, 2021:

	States and Political Subdivisions
	Not Guaranteed or Pre-Refunded	Guaranteed by the Texas PSF	Pre-Refunded	Total	Other Securities
March 31, 2022
Aaa/AAA	$91,034	$467,039	$471,183	$1,029,256	$—
Aa/AA	107,898	—	—	107,898	—
Not rated	—	—	—	—	1,500
Total	$198,932	$467,039	$471,183	$1,137,154	$1,500
December 31, 2021
Aaa/AAA	$92,379	$460,648	$563,251	$1,116,278	$—
Aa/AA	104,295	—	—	104,295	—
Not rated	—	—	—	—	1,500
Total	$196,674	$460,648	$563,251	$1,220,573	$1,500

The following table details activity in the allowance for credit losses on held-to-maturity securities during the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
Beginning balance	$158	$160
Credit loss expense (benefit)	—	(2)
Ending balance	$158	$158
Securities - Available for Sale. A summary of the amortized cost, fair value and allowance for credit losses related to securities available for sale as of March 31, 2022 and December 31, 2021 is presented below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
March 31, 2022
U.S. Treasury	$3,658,506	$1,883	$152,643	$—	$3,507,746
Residential mortgage-backed securities	5,696,906	7,246	328,113	—	5,376,039
States and political subdivisions	7,218,821	135,206	95,634	—	7,258,393
Other	42,361	—	—	—	42,361
Total	$16,616,594	$144,335	$576,390	$—	$16,184,539
December 31, 2021
U.S. Treasury	$2,165,702	$23,333	$9,602	$—	$2,179,433
Residential mortgage-backed securities	4,059,692	31,662	25,089	—	4,066,265
States and political subdivisions	7,178,135	463,810	5,374	—	7,636,571
Other	42,359	—	—	—	42,359
Total	$13,445,888	$518,805	$40,065	$—	$13,924,628
All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. At March 31, 2022, all of the securities in our available for sale municipal bond portfolio were issued by the State of Texas or political subdivisions or agencies within the State of Texas, of which approximately 75.7% are either guaranteed by the PSF or have been pre-refunded. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the table above. The carrying value of available-for-sale securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $4.8 billion and $5.8 billion at March 31, 2022 and December 31, 2021, respectively. Accrued interest receivable on available-for-sale securities totaled $80.8 million and $120.5 million at March 31, 2022 and December 31, 2021, respectively, and is included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
The table below summarizes, as of March 31, 2022, securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by type of security and length of time in a continuous unrealized loss position.

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury	$3,220,375	$152,643	$—	$—	$3,220,375	$152,643
Residential mortgage-backed securities	4,583,657	286,421	402,940	41,692	4,986,597	328,113
States and political subdivisions	1,233,614	93,136	13,602	2,498	1,247,216	95,634
Total	$9,037,646	$532,200	$416,542	$44,190	$9,454,188	$576,390
As of March 31, 2022, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.
Contractual Maturities. The following table summarizes the maturity distribution schedule of securities held to maturity and securities available for sale as of March 31, 2022. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as available for sale include stock in the Federal Reserve Bank and the Federal Home Loan Bank, which have no maturity date. These securities have been included in the total column only.

	Within 1 Year	1 - 5 Years	5 - 10 Years	After 10 Years	Total
Held To Maturity
Amortized Cost
Residential mortgage-backed securities	$16	$—	$514,842	$12,111	$526,969
States and political subdivisions	429,852	118,516	56,735	532,051	1,137,154
Other	—	1,500	—	—	1,500
Total	$429,868	$120,016	$571,577	$544,162	$1,665,623
Estimated Fair Value
Residential mortgage-backed securities	$16	$—	$498,078	$11,356	$509,450
States and political subdivisions	431,961	119,698	56,973	520,427	1,129,059
Other	—	1,484	—	—	1,484
Total	$431,977	$121,182	$555,051	$531,783	$1,639,993
Available For Sale
Amortized Cost
U. S. Treasury	$—	$2,033,995	$1,432,731	$191,780	$3,658,506
Residential mortgage-backed securities	102	12,917	19,060	5,664,827	5,696,906
States and political subdivisions	194,416	1,563,829	888,489	4,572,087	7,218,821
Other	—	—	—	—	42,361
Total	$194,518	$3,610,741	$2,340,280	$10,428,694	$16,616,594
Estimated Fair Value
U. S. Treasury	$—	$1,978,865	$1,350,553	$178,328	$3,507,746
Residential mortgage-backed securities	103	13,212	19,327	5,343,397	5,376,039
States and political subdivisions	197,231	1,603,985	899,602	4,557,575	7,258,393
Other	—	—	—	—	42,361
Total	$197,334	$3,596,062	$2,269,482	$10,079,300	$16,184,539
Sales of Securities. No held to maturity or available for sale securities were sold during the three months ended March 31, 2022 or 2021.
Premiums and Discounts. Premium amortization and discount accretion included in interest income on securities was as follows:

	Three Months Ended March 31,
	2022	2021
Premium amortization	$(29,060)	$(31,235)
Discount accretion	1,406	637
Net (premium amortization) discount accretion	$(27,654)	$(30,598)
Trading Account Securities. Trading account securities, at estimated fair value, were as follows:

	March 31, 2022	December 31, 2021
U.S. Treasury	$23,939	$24,237
States and political subdivisions	5,579	925
Total	$29,518	$25,162

Net gains and losses on trading account securities were as follows:

	Three Months Ended March 31,
	2022	2021
Net gain on sales transactions	$340	$109
Net mark-to-market gains (losses)	(168)	(69)
Net gain (loss) on trading account securities	$172	$40
Note 3 - Loans
Loans were as follows:

	March 31, 2022	December 31, 2021
Commercial and industrial	$5,584,117	$5,364,954
Energy:
Production	820,107	878,436
Service	113,708	105,901
Other	102,764	93,455
Total energy	1,036,579	1,077,792
Paycheck Protection Program	207,669	428,882
Commercial real estate:
Commercial mortgages	5,918,011	5,867,062
Construction	1,421,878	1,304,271
Land	458,510	405,277
Total commercial real estate	7,798,399	7,576,610
Consumer real estate:
Home equity loans	321,842	324,157
Home equity lines of credit	544,822	519,098
Other	566,961	567,535
Total consumer real estate	1,433,625	1,410,790
Total real estate	9,232,024	8,987,400
Consumer and other	482,148	477,369
Total loans	$16,542,537	$16,336,397
Concentrations of Credit. Most of our lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio, as well as other markets. The majority of our loan portfolio consists of commercial and industrial and commercial real estate loans. As of March 31, 2022, there were no concentrations of loans related to any single industry in excess of 10% of total loans. The largest industry concentration was related to the energy industry, which totaled 6.3% of total loans (also 6.3% excluding PPP loans). Unfunded commitments to extend credit and standby letters of credit issued to customers in the energy industry totaled $862.2 million and $76.0 million, respectively, as of March 31, 2022.
Foreign Loans. We have U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at March 31, 2022 or December 31, 2021.
Related Party Loans. In the ordinary course of business, we have granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”). Such loans totaled $346.5 million at March 31, 2022 and $350.5 million at December 31, 2021.
Accrued Interest Receivable. Accrued interest receivable on loans totaled $39.5 million and $40.0 million at March 31, 2022 and December 31, 2021, respectively and is included in accrued interest receivable and other assets in the accompany consolidated balance sheets.

Non-Accrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions.
Non-accrual loans, segregated by class of loans, were as follows:

	March 31, 2022		December 31, 2021
	Total Non-Accrual	Non-Accrual with No Credit Loss Allowance	Total Non-Accrual	Non-Accrual with No Credit Loss Allowance
Commercial and industrial	$16,693	$6,135	$22,582	$4,701
Energy	12,271	6,912	14,433	8,533
Paycheck Protection Program	—	—	—	—
Commercial real estate:
Buildings, land and other	19,003	17,005	15,297	13,817
Construction	583	583	948	—
Consumer real estate	416	114	440	138
Consumer and other	—	—	13	13
Total	$48,966	$30,749	$53,713	$27,202
The following table presents non-accrual loans as of March 31, 2022 by class and year of origination.

	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial	$—	$478	$4,101	$3,910	$1,552	$1,033	$2,038	$3,581	$16,693
Energy	—	—	—	5,039	1,137	—	5,997	98	12,271
Paycheck Protection Program	—	—	—	—	—	—	—	—	—
Commercial real estate:
Buildings, land and other	—	8,407	296	1,199	394	2,932	—	5,775	19,003
Construction	—	—	583	—	—	—	—	—	583
Consumer real estate	—	—	—	—	—	390	—	26	416
Consumer and other	—	—	—	—	—	—	—	—	—
Total	$—	$8,885	$4,980	$10,148	$3,083	$4,355	$8,035	$9,480	$48,966
Had non-accrual loans performed in accordance with their original contract terms, we would have recognized additional interest income, net of tax, of approximately $407 thousand for the three months ended March 31, 2022, and approximately $453 thousand for the three months ended March 31, 2021.
An age analysis of past due loans (including both accruing and non-accruing loans), segregated by class of loans, as of March 31, 2022 was as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and industrial	$13,016	$8,042	$21,058	$5,563,059	$5,584,117	$4,166
Energy	—	6,382	6,382	1,030,197	1,036,579	287
Paycheck Protection Program	671	8,377	9,048	198,621	207,669	8,377
Commercial real estate:
Buildings, land and other	21,542	11,546	33,088	6,343,433	6,376,521	1,046
Construction	1,988	—	1,988	1,419,890	1,421,878	—
Consumer real estate	4,210	2,409	6,619	1,427,006	1,433,625	2,103
Consumer and other	6,393	593	6,986	475,162	482,148	593
Total	$47,820	$37,349	$85,169	$16,457,368	$16,542,537	$16,572

Troubled Debt Restructurings. There were no loans modified as troubled debt restructurings during the three months ended March 31, 2022 and 2021. Loan modifications are typically related to extending amortization periods, converting loans to interest only for a limited period of time, deferral of interest payments, waiver of certain covenants, consolidating notes and/or reducing collateral or interest rates. Modifications have not generally had a significant impact on our determination of the allowance for credit losses on loans. Information as of or for the three months ended March 31, 2022 and 2021 related to loans restructured during the last twelve months is set forth in the following table.

	March 31, 2022	March 31, 2021
Restructured loans past due in excess of 90 days at period-end:
Number of loans	2	2
Dollar amount of loans	$572	$1,392
Charge-offs of restructured loans:
Recognized on previously restructured loans	723	1,433
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
We utilize a risk grading matrix to assign a risk grade to each of our commercial loans. Loans are graded on a scale of 1 to 14. A description of the general characteristics of the 14 risk grades is set forth in our 2021 Form 10-K. We monitor portfolio credit quality by the weighted-average risk grade of each class of commercial loan. Individual relationship managers, under the oversight of credit administration, review updated financial information for all pass grade loans to reassess the risk grade on at least an annual basis. When a loan has a risk grade of 9, it is still considered a pass grade loan; however, it is considered to be on management’s “watch list,” where a significant risk-modifying action is anticipated in the near term. When a loan has a risk grade of 10 or higher, a special assets officer monitors the loan on an on-going basis.
The following tables present weighted-average risk grades for all commercial loans, by class and year of origination/renewal as of March 31, 2022. Paycheck Protection Program (“PPP”) loans are excluded as such loans are fully guaranteed by the Small Business Administration (“SBA”).

	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total	W/A Risk Grade
Commercial and industrial
Risk grades 1-8	$836,152	$894,663	$592,780	$305,667	$160,622	$243,869	$2,255,878	$44,778	$5,334,409	6.18
Risk grade 9	4,702	34,513	6,562	11,434	21,841	8,319	54,008	4,721	146,100	9.00
Risk grade 10	3,500	22,084	6,527	1,039	4,007	578	13,899	1,198	52,832	10.00
Risk grade 11	—	1,926	6,672	9,679	1,697	2,200	5,958	5,951	34,083	11.00
Risk grade 12	—	478	2,644	3,510	1,488	619	941	2,015	11,695	12.00
Risk grade 13	—	—	1,457	400	64	414	1,097	1,566	4,998	13.00
	$844,354	$953,664	$616,642	$331,729	$189,719	$255,999	$2,331,781	$60,229	$5,584,117	6.34
W/A risk grade	6.16	6.87	6.17	6.75	7.00	5.80	6.14	7.82	6.34
Energy
Risk grades 1-8	$279,051	$125,435	$7,519	$8,444	$4,068	$5,665	$509,657	$59,424	$999,263	5.71
Risk grade 9	1,425	103	508	1,407	96	—	5,668	43	9,250	9.00
Risk grade 10	—	—	90	580	351	—	—	515	1,536	10.00
Risk grade 11	9,097	265	512	3,256	951	178	—	—	14,259	11.00
Risk grade 12	—	—	—	3,708	58	—	3,215	98	7,079	12.00
Risk grade 13	—	—	—	1,331	1,079	—	2,782	—	5,192	13.00
	$289,573	$125,803	$8,629	$18,726	$6,603	$5,843	$521,322	$60,080	$1,036,579	5.89
W/A risk grade	6.36	5.77	7.73	9.34	9.24	7.16	5.41	6.31	5.89

	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total	W/A Risk Grade
Commercial real estate:
Buildings, land, other
Risk grades 1-8	$607,883	$1,554,611	$1,113,230	$809,206	$498,477	$1,057,840	$72,704	$96,924	$5,810,875	6.89
Risk grade 9	6,163	20,766	108,943	53,448	23,459	45,034	5,516	2,618	265,947	9.00
Risk grade 10	46,125	22,716	7,310	66,821	24,539	57,602	—	—	225,113	10.00
Risk grade 11	—	260	1,293	7,328	6,788	36,699	3,215	—	55,583	11.00
Risk grade 12	—	8,081	296	1,199	394	2,932	—	5,775	18,677	12.00
Risk grade 13	—	326	—	—	—	—	—	—	326	13.00
	$660,171	$1,606,760	$1,231,072	$938,002	$553,657	$1,200,107	$81,435	$105,317	$6,376,521	7.14
W/A risk grade	7.08	7.22	7.04	7.32	7.27	6.97	7.06	6.99	7.14
Construction
Risk grades 1-8	$202,413	$634,897	$195,127	$141,510	$636	$1,842	$207,182	$3,666	$1,387,273	6.96
Risk grade 9	171	28,069	5,359	—	—	423	—	—	34,022	9.00
Risk grade 10	—	—	—	—	—	—	—	—	—	10.00
Risk grade 11	—	—	—	—	—	—	—	—	—	11.00
Risk grade 12	—	—	583	—	—	—	—	—	583	12.00
Risk grade 13	—	—	—	—	—	—	—	—	—	13.00
	$202,584	$662,966	$201,069	$141,510	$636	$2,265	$207,182	$3,666	$1,421,878	7.01
W/A risk grade	6.83	7.28	6.38	7.98	6.22	7.17	6.28	8.00	7.01
Total commercial real estate	$862,755	$2,269,726	$1,432,141	$1,079,512	$554,293	$1,202,372	$288,617	$108,983	$7,798,399	7.11
W/A risk grade	7.02	7.24	6.95	7.41	7.27	6.97	6.50	7.03	7.11
In the table above, certain energy loans are reported as 2022 originations and have risk grades of 11 or higher. These loans were, for the most part, first originated in various years prior to 2022 but were renewed in the current year.
The following tables present weighted average risk grades for all commercial loans by class as of December 31, 2021. Refer to our 2021 Form 10-K for details of these loans by year of origination/renewal.

	Commercial and Industrial		Energy		Commercial Real Estate - Buildings, Land and Other		Commercial Real Estate - Construction		Total Commercial Real Estate
	W/A Risk Grade	Loans	W/A Risk Grade	Loans	W/A Risk Grade	Loans	W/A Risk Grade	Loans	W/A Risk Grade	Loans
Risk grades 1-8	6.01	$5,063,847	5.78	$1,008,370	6.91	$5,574,922	6.99	$1,262,200	6.92	$6,837,122
Risk grade 9	9.00	187,870	9.00	36,622	9.00	321,533	9.00	41,123	9.00	362,656
Risk grade 10	10.00	59,137	10.00	1,773	10.00	269,447	10.00	—	10.00	269,447
Risk grade 11	11.00	31,518	11.00	16,594	11.00	91,140	11.00	—	11.00	91,140
Risk grade 12	12.00	12,535	12.00	8,953	12.00	15,097	12.00	748	12.00	15,845
Risk grade 13	13.00	10,047	13.00	5,480	13.00	200	13.00	200	13.00	400
Total	6.22	$5,364,954	6.06	$1,077,792	7.22	$6,272,339	7.06	$1,304,271	7.19	$7,576,610

Information about the payment status of consumer loans, segregated by portfolio segment and year of origination, as of March 31, 2022 was as follows:

	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Consumer real estate:
Past due 30-89 days	$—	$303	$55	$465	$309	$1,587	$60	$1,431	$4,210
Past due 90 or more days	—	—	4	—	297	854	1,004	250	2,409
Total past due	—	303	59	465	606	2,441	1,064	1,681	6,619
Current loans	51,321	322,814	225,921	86,664	48,481	149,677	533,182	8,946	1,427,006
Total	$51,321	$323,117	$225,980	$87,129	$49,087	$152,118	$534,246	$10,627	$1,433,625
Consumer and other:
Past due 30-89 days	$1,470	$385	$53	$69	$54	$24	$2,344	$1,994	$6,393
Past due 90 or more days	—	499	—	23	—	13	—	58	593
Total past due	1,470	884	53	92	54	37	2,344	2,052	6,986
Current loans	21,692	34,798	13,127	4,936	2,207	2,520	371,266	24,616	475,162
Total	$23,162	$35,682	$13,180	$5,028	$2,261	$2,557	$373,610	$26,668	$482,148
Revolving loans that converted to term during the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2021	2020
Commercial and industrial	$5,763	$11,843
Energy	—	5,928
Commercial real estate:
Buildings, land and other	47	23,303
Construction	3,666	—
Consumer real estate	858	793
Consumer and other	4,222	3,861
Total	$14,556	$45,728
In assessing the general economic conditions in the State of Texas, management monitors and tracks the Texas Leading Index (“TLI”), which is produced by the Federal Reserve Bank of Dallas. The TLI, the components of which are more fully described in our 2021 Form 10-K, totaled 141.2 at March 31, 2022 and 135.9 at December 31, 2021. A higher TLI value implies more favorable economic conditions.
Allowance For Credit Losses - Loans. The allowance for credit losses on loans is a contra-asset valuation account, calculated in accordance with ASC 326, that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. The amount of the allowance represents management's best estimate of current expected credit losses on loans considering available information, from internal and external sources, relevant to assessing collectibility over the loans' contractual terms, adjusted for expected prepayments when appropriate. Credit loss expense related to loans reflects the totality of actions taken on all loans for a particular period including any necessary increases or decreases in the allowance related to changes in credit loss expectations associated with specific loans or pools of loans. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate appropriateness of the allowance is dependent upon a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications. Our allowance methodology is more fully described in our 2021 Form 10-K.

The following table presents details of the allowance for credit losses on loans segregated by loan portfolio segment as of March 31, 2022 and December 31, 2021. No allowance for credit losses has been recognized for PPP loans as such loans are fully guaranteed by the SBA.

March 31, 2022	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Modeled expected credit losses	$46,635	$5,971	$17,110	$6,260	$7,634	$83,610
Q-Factor and other qualitative adjustments	33,916	4,260	111,518	63	1,440	151,197
Specific allocations	6,475	5,191	326	36	—	12,028
Total	$87,026	$15,422	$128,954	$6,359	$9,074	$246,835
December 31, 2021
Modeled expected credit losses	$46,946	$6,363	$16,676	$6,484	$6,397	$82,866
Q-Factor and other qualitative adjustments	14,609	5,374	127,860	65	1,440	149,348
Specific allocations	10,536	5,480	400	36	—	16,452
Total	$72,091	$17,217	$144,936	$6,585	$7,837	$248,666
The following table details activity in the allowance for credit losses on loans by portfolio segment for the three months ended March 31, 2022 and 2021. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. No allowance for credit losses has been recognized for PPP loans as such loans are fully guaranteed by the SBA.

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Three months ended:
March 31, 2022
Beginning balance	$72,091	$17,217	$144,936	$6,585	$7,837	$248,666
Credit loss expense (benefit)	17,561	(2,044)	(15,609)	(26)	4,582	4,464
Charge-offs	(3,455)	(371)	(702)	(231)	(5,771)	(10,530)
Recoveries	829	620	329	31	2,426	4,235
Net charge-offs	(2,626)	249	(373)	(200)	(3,345)	(6,295)
Ending balance	$87,026	$15,422	$128,954	$6,359	$9,074	$246,835
March 31, 2021
Beginning balance	$73,843	$39,553	$134,892	$7,926	$6,963	$263,177
Credit loss expense (benefit)	(1,965)	(5,801)	8,922	(2,722)	1,566	—
Charge-offs	(2,189)	(1,433)	—	(284)	(4,060)	(7,966)
Recoveries	1,203	1,153	626	716	2,349	6,047
Net charge-offs	(986)	(280)	626	432	(1,711)	(1,919)
Ending balance	$70,892	$33,472	$144,440	$5,636	$6,818	$261,258
The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan portfolio segment as of March 31, 2022 and December 31, 2021.

	March 31, 2022		December 31, 2021
	Loan Balance	Specific Allocations	Loan Balance	Specific Allocations
Commercial and industrial	$21,529	$6,475	$24,523	$10,536
Energy	11,931	5,191	16,393	5,480
Paycheck Protection Program	—	—	—	—
Commercial real estate:
Buildings, land and other	28,806	326	24,670	200
Construction	—	—	948	200
Consumer real estate	302	36	303	36
Consumer and other	—	—	—	—
Total	$62,568	$12,028	$66,837	$16,452

Note 4 - Goodwill and Other Intangible Assets
Goodwill and other intangible assets are presented in the table below.

	March 31, 2022	December 31, 2021
Goodwill	$654,952	$654,952
Other intangible assets:
Core deposits	$591	$718
Customer relationships	129	148
	$720	$866
The estimated aggregate future amortization expense for intangible assets remaining as of March 31, 2022 is as follows:

Remainder of 2022	$335
2023	282
2024	87
2025	11
2026	5
Thereafter	—
$720
Note 5 - Deposits
Deposits were as follows:

	March 31, 2022	December 31, 2021
Non-interest-bearing demand deposits	$18,114,430	$18,423,018
Interest-bearing deposits:
Savings and interest checking	12,484,308	11,930,959
Money market accounts	12,490,612	11,228,815
Time accounts	1,341,579	1,112,904
Total interest-bearing deposits	26,316,499	24,272,678
Total deposits	$44,430,929	$42,695,696
The following table presents additional information about our deposits:

	March 31, 2022	December 31, 2021
Deposits from foreign sources (primarily Mexico)	$1,092,302	$993,479
Non-interest-bearing public funds deposits	746,097	1,235,026
Interest-bearing public funds deposits	975,511	810,863
Total deposits not covered by deposit insurance	25,213,248	24,125,359
Time deposits not covered by deposit insurance	357,529	238,608

Note 6 - Off-Balance-Sheet Arrangements, Commitments, Guarantees and Contingencies
Financial Instruments with Off-Balance-Sheet Risk. In the normal course of business, we enter into various transactions, which, in accordance with generally accepted accounting principles are not included in our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. As more fully discussed in our 2021 Form 10-K, these transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. We minimize our exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.
Financial instruments with off-balance-sheet risk were as follows:

	March 31, 2022	December 31, 2021
Commitments to extend credit	$10,356,196	$10,420,142
Standby letters of credit	236,798	238,690
Deferred standby letter of credit fees	1,704	2,072
Allowance For Credit Losses - Off-Balance-Sheet Credit Exposures. The allowance for credit losses on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if we have the unconditional right to cancel the obligation. Off-balance-sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit detailed in the table above. The amount of the allowance represents management's best estimate of expected credit losses on commitments expected to be funded over the contractual life of the commitment. Our allowance methodology is more fully described in our 2021 Form 10-K.
The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures.

	Three Months Ended March 31,
	2022	2021
Beginning balance	$50,314	$44,152
Credit loss expense (benefit)	(4,464)	65
Ending balance	$45,850	$44,217
Lease Commitments. We lease certain office facilities and office equipment under operating leases. The components of total lease expense were as follows:

	Three Months Ended March 31,
	2022	2021
Amortization of lease right-of-use assets	$8,105	$8,283
Short-term lease expense	613	204
Non-lease components (including taxes, insurance, common maintenance, etc.)	3,020	3,004
Total	$11,738	$11,491
Right-of-use lease assets totaled $279.5 million at March 31, 2022 and $281.4 million at December 31, 2021 and are reported as a component of premises and equipment on our accompanying consolidated balance sheets. The related lease liabilities totaled $311.8 million at March 31, 2022 and $313.4 million at December 31, 2021 and are reported as a component of accrued interest payable and other liabilities in the accompanying consolidated balance sheets. Lease payments under operating leases that were applied to our operating lease liability totaled $8.0 million during the three months ended March 31, 2022 and $8.1 million during the three months ended March 31, 2021. There has been no significant change in our expected future minimum lease payments since December 31, 2021. See the 2021 Form 10-K for information regarding these commitments.
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
Cullen/Frost’s and Frost Bank’s Common Equity Tier 1 capital (“CET1”) includes common stock and related paid-in capital, net of treasury stock, and retained earnings. In connection with the adoption of the Basel III Capital Rules, we elected to opt-out of the requirement to include most components of accumulated other comprehensive income in CET1. We also elected to exclude the effects of credit loss accounting under CECL from CET1 for a five-year transitional period, as further discussed in our 2021 Form 10-K. This CECL transitional adjustment totaled $46.2 million and $61.6 million at March 31, 2022 and December 31, 2021, respectively. CET1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. Frost Bank's CET1 is also reduced by its equity investment in its financial subsidiary, Frost Insurance Agency (“FIA”).
Tier 1 capital includes CET1 and additional Tier 1 capital. For Cullen/Frost, additional Tier 1 capital included $145.5 million of 4.450% non-cumulative perpetual preferred stock at March 31, 2022 and December 31, 2021, the details of which are further discussed below. Frost Bank did not have any additional Tier 1 capital beyond Common Equity Tier 1 at March 31, 2022 or December 31, 2021. Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both Cullen/Frost and Frost Bank includes a permissible portion of the allowances for credit losses on securities, loans and off-balance-sheet credit exposures. Tier 2 capital for Cullen/Frost also includes the permissible portion of qualified subordinated debt (which decreases 20.0% per year during the final five years of the term of the notes) totaling $80.0 million at March 31, 2022 and $100.0 million at December 31, 2021 and trust preferred securities totaling $120.0 million at both March 31, 2022 and December 31, 2021.
The following table presents actual and required capital ratios as of March 31, 2022 and December 31, 2021 for Cullen/Frost and Frost Bank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. See the 2021 Form 10-K for a more detailed discussion of the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
March 31, 2022
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$3,412,080	12.78%	$1,869,007	7.00%	$1,735,506	6.50%
Frost Bank	3,301,515	12.39	1,865,304	7.00	1,732,068	6.50
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	3,557,532	13.32	2,269,508	8.50	2,136,007	8.00
Frost Bank	3,301,515	12.39	2,265,012	8.50	2,131,776	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	3,998,333	14.97	2,803,510	10.50	2,670,009	10.00
Frost Bank	3,542,316	13.29	2,797,956	10.50	2,664,720	10.00
Leverage Ratio
Cullen/Frost	3,557,532	7.08	2,010,897	4.00	2,513,621	5.00
Frost Bank	3,301,515	6.57	2,009,767	4.00	2,512,209	5.00
December 31, 2021
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$3,371,043	13.13%	$1,796,549	7.00%	$1,668,224	6.50%
Frost Bank	3,261,532	12.72	1,795,221	7.00	1,666,991	6.50
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	3,516,495	13.70	2,181,523	8.50	2,053,198	8.00
Frost Bank	3,261,532	12.72	2,179,911	8.50	2,051,681	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	3,966,244	15.45	2,694,823	10.50	2,566,498	10.00
Frost Bank	3,491,281	13.61	2,692,831	10.50	2,564,601	10.00
Leverage Ratio
Cullen/Frost	3,516,495	7.34	1,917,533	4.00	2,396,917	5.00
Frost Bank	3,261,532	6.80	1,917,679	4.00	2,397,099	5.00

As of March 31, 2022, capital levels at Cullen/Frost and Frost Bank exceed all capital adequacy requirements under the Basel III Capital Rules. Based on the ratios presented above, capital levels as of March 31, 2022 at Cullen/Frost and Frost Bank exceed the minimum levels necessary to be considered “well capitalized.”
Cullen/Frost and Frost Bank are subject to the regulatory capital requirements administered by the Federal Reserve Board and, for Frost Bank, the Federal Deposit Insurance Corporation (“FDIC”). Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of March 31, 2022, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.
Preferred Stock. Outstanding preferred stock includes 150,000 shares, or $150.0 million in aggregate liquidation preference, of our 4.450% Non-Cumulative Perpetual Preferred Stock, Series B, par value $0.01 and liquidation preference $1,000 per share (“Series B Preferred Stock”). Each share of Series B Preferred Stock issued and outstanding is represented by 40 depositary shares, each representing a 1/40th ownership interest in a share of the Series B Preferred Stock (equivalent to a liquidation preference of $25 per share). The Series B Preferred Stock qualifies as Tier 1 capital for the purposes of the regulatory capital calculations. The net proceeds from the issuance and sale of the Series B Preferred Stock, after deducting $4.5 million of issuance costs including the underwriting discount and professional service fees, among other things, were approximately $145.5 million. Refer to our 2021 Form 10-K for additional details related to our Series B Preferred Stock.
Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On January 26, 2022, our board of directors authorized a $100.0 million stock repurchase program, allowing us to repurchase shares of our common stock over a one-year period from time to time at various prices in the open market or through private transactions. No shares have been repurchased under this plan or the prior plan during the reported periods. Under the Basel III Capital Rules, Cullen/Frost may not repurchase or redeem any of its subordinated notes and, in some cases, its common stock without the prior approval of the Federal Reserve Board.
Dividend Restrictions. In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements, including to repurchase its common stock. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well capitalized” status, at March 31, 2022, Frost Bank could pay aggregate dividends of up to $325.0 million to Cullen/Frost without prior regulatory approval.
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
Interest Rate Derivatives. We utilize interest rate swaps, caps, swaptions and floors to mitigate exposure to interest rate risk and to facilitate the needs of our customers. Our objectives for utilizing these derivative instruments are described in our 2021 Form 10-K.
The notional amounts and estimated fair values of interest rate derivative contracts are presented in the following table. The fair values of interest rate derivative contracts are estimated utilizing internal valuation methods with observable market data inputs, or as determined by the Chicago Mercantile Exchange (“CME”) for centrally cleared derivative contracts. CME rules legally characterize variation margin payments for centrally cleared derivatives as settlements of the derivatives' exposure rather than collateral. As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting and financial reporting purposes. Variation margin, as determined by the CME, is settled daily. As a result, derivative contracts that clear through the CME have an estimated fair value of zero as of March 31, 2022 and December 31, 2021.

	March 31, 2022		December 31, 2021
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivatives designated as hedges of fair value:
Financial institution counterparties:
Loan/lease interest rate swaps – assets	$1,807	$1	$—	$—
Loan/lease interest rate swaps – liabilities	280	(3)	2,426	(34)
Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan/lease interest rate swaps – assets	697,834	15,311	247,592	1,207
Loan/lease interest rate swaps – liabilities	447,742	(6,184)	928,756	(19,142)
Loan/lease interest rate caps – assets	265,930	8,110	270,431	3,239
Customer counterparties:
Loan/lease interest rate swaps – assets	447,742	10,275	928,756	39,864
Loan/lease interest rate swaps – liabilities	697,834	(25,437)	247,592	(2,846)
Loan/lease interest rate caps – liabilities	265,930	(8,110)	270,431	(3,239)
The weighted-average rates paid and received for interest rate swaps outstanding at March 31, 2022 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Fair value hedge loan/lease interest rate swaps	2.11%	0.26%
Non-hedging interest rate swaps – financial institution counterparties	3.69	2.07
Non-hedging interest rate swaps – customer counterparties	2.07	3.69
The weighted-average strike rate for outstanding interest rate caps was 3.27% at March 31, 2022.
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

		March 31, 2022		December 31, 2021
	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Oil – assets	Barrels	2,988	$9,735	4,809	$14,721
Oil – liabilities	Barrels	9,767	(189,416)	7,032	(73,594)
Natural gas – assets	MMBTUs	14,564	1,813	15,947	4,143
Natural gas – liabilities	MMBTUs	27,474	(50,244)	29,446	(21,249)
Customer counterparties:
Oil – assets	Barrels	9,767	190,776	7,046	74,437
Oil – liabilities	Barrels	2,988	(9,710)	4,796	(14,294)
Natural gas – assets	MMBTUs	27,474	50,423	29,446	21,456
Natural gas – liabilities	MMBTUs	14,564	(1,811)	15,947	(4,124)
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

		March 31, 2022		December 31, 2021
	Notional Currency	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Forward contracts – assets	EUR	2,400	$18	1,900	$29
Forward contracts – assets	CAD	—	—	658	—
Forward contracts – liabilities	EUR	6,500	(111)	—	—
Forward contracts – liabilities	CAD	658	(6)	—	—
Customer counterparties:
Forward contracts – assets	EUR	6,500	122	—	—
Forward contracts – assets	CAD	658	10	658	4
Forward contracts – liabilities	EUR	2,400	(14)	1,900	(55)
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
Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended March 31,
	2022	2021
Commercial loan/lease interest rate swaps:
Amount of gain (loss) included in interest income on loans	$(13)	$(28)
Amount of (gain) loss included in other non-interest expense	2	(3)
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
Amounts included in the consolidated statements of income related to non-hedge related derivative instruments are presented in the table below.

	Three Months Ended March 31,
	2022	2021
Non-hedging interest rate derivatives:
Other non-interest income	$516	$1,587
Other non-interest expense	—	(1)
Non-hedging commodity derivatives:
Other non-interest income	929	1,154
Non-hedging foreign currency derivatives:
Other non-interest income	18	30
Counterparty Credit Risk. Our credit exposure relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with bank customers was approximately $238.4 million at March 31, 2022. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. Our credit exposure, net of collateral pledged, relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with upstream financial institution counterparties was approximately $35.7 million at March 31, 2022. This amount was primarily related to initial margin payments to the CME and excess collateral we posted to counterparties. Collateral levels for upstream financial institution counterparties are monitored and adjusted as necessary. See Note 9 – Balance Sheet Offsetting and Repurchase Agreements for additional information regarding our credit exposure with upstream financial institution counterparties. At March 31, 2022, we had $247.3 million in cash collateral related to derivative contracts on deposit with other financial institution counterparties.
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
Information about financial instruments that are eligible for offset in the consolidated balance sheet as of March 31, 2022 is presented in the following tables.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
March 31, 2022
Financial assets:
Derivatives:
Loan/lease interest rate swaps and caps	$23,422	$—	$23,422
Commodity swaps and options	11,548	—	11,548
Foreign currency forward contracts	18	—	18
Total derivatives	34,988	—	34,988
Resell agreements	—	—	—
Total	$34,988	$—	$34,988
Financial liabilities:
Derivatives:
Loan/lease interest rate swaps and caps	$6,187	$—	$6,187
Commodity swaps and options	239,660	—	239,660
Foreign currency forward contracts	117	—	117
Total derivatives	245,964	—	245,964
Repurchase agreements	1,842,618	—	1,842,618
Total	$2,088,582	$—	$2,088,582

		Gross Amounts Not Offset
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
March 31, 2022
Financial assets:
Derivatives:
Counterparty A	$32	$(32)	$—	$—
Counterparty B	11,998	(11,998)	—	—
Other counterparties	22,958	(16,251)	(6,707)	—
Total derivatives	34,988	(28,281)	(6,707)	—
Resell agreements	—	—	—	—
Total	$34,988	$(28,281)	$(6,707)	$—
Financial liabilities:
Derivatives:
Counterparty A	$2,635	$(32)	$(2,603)	$—
Counterparty B	46,953	(11,998)	(34,955)	—
Counterparty C	3	—	(3)	—
Other counterparties	196,373	(16,251)	(180,122)	—
Total derivatives	245,964	(28,281)	(217,683)	—
Repurchase agreements	1,842,618	—	(1,842,618)	—
Total	$2,088,582	$(28,281)	$(2,060,301)	$—

Information about financial instruments that are eligible for offset in the consolidated balance sheet as of December 31, 2021 is presented in the following tables.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
December 31, 2021
Financial assets:
Derivatives:
Loan/lease interest rate swaps and caps	$4,446	$—	$4,446
Commodity swaps and options	18,864	—	18,864
Total derivatives	23,339	—	23,339
Resell agreements	7,903	—	7,903
Total	$31,242	$—	$31,242
Financial liabilities:
Derivatives:
Loan/lease interest rate swaps and caps	$19,176	$—	$19,176
Commodity swaps and options	94,843	—	94,843
Total derivatives	114,019	—	114,019
Repurchase agreements	2,740,799	—	2,740,799
Total	$2,854,818	$—	$2,854,818

		Gross Amounts Not Offset
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
December 31, 2021
Financial assets:
Derivatives:
Counterparty A	$6	$(6)	$—	$—
Counterparty B	7,655	(7,655)	—	—
Other counterparties	15,678	(15,678)	—	—
Total derivatives	23,339	(23,339)	—	—
Resell agreements	7,903	—	(7,903)	—
Total	$31,242	$(23,339)	$(7,903)	$—
Financial liabilities:
Derivatives:
Counterparty A	$3,870	$(6)	$(3,864)	$—
Counterparty B	28,130	(7,655)	(20,475)	—
Counterparty C	9	—	(9)	—
Other counterparties	82,010	(15,678)	(66,225)	107
Total derivatives	114,019	(23,339)	(90,573)	107
Repurchase agreements	2,740,799	—	(2,740,799)	—
Total	$2,854,818	$(23,339)	$(2,831,372)	$107

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
The remaining contractual maturity of repurchase agreements in the consolidated balance sheets as of March 31, 2022 and December 31, 2021 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
March 31, 2022
Repurchase agreements:
U.S. Treasury	$876,879	$—	$—	$—	$876,879
Residential mortgage-backed securities	965,739	—	—	—	965,739
Total borrowings	$1,842,618	$—	$—	$—	$1,842,618
Gross amount of recognized liabilities for repurchase agreements					$1,842,618
Amounts related to agreements not included in offsetting disclosures above					$—

December 31, 2021
Repurchase agreements:
U.S. Treasury	$1,342,591	$—	$—	$—	$1,342,591
Residential mortgage-backed securities	1,398,208	—	—	—	1,398,208
Total borrowings	$2,740,799	$—	$—	$—	$2,740,799
Gross amount of recognized liabilities for repurchase agreements					$2,740,799
Amounts related to agreements not included in offsetting disclosures above					$—
Note 10 - Stock-Based Compensation
A combined summary of activity in our active stock plans is presented in the table below. Performance stock units outstanding are presented assuming attainment of the maximum payout rate as set forth by the performance criteria. As of March 31, 2022, there were 794,493 shares remaining available for grant for future stock-based compensation awards.

	Deferred Stock Units Outstanding		Non-Vested Stock Units Outstanding		Performance Stock Units Outstanding		Stock Options Outstanding
	Number of Units	Weighted- Average Fair Value at Grant	Number of Units	Weighted- Average Fair Value at Grant	Number of Units	Weighted- Average Fair Value at Grant	Number of Shares	Weighted- Average Exercise Price
Balance, January 1, 2022	56,301	$79.21	449,337	$93.05	202,460	$84.71	877,681	$69.02
Authorized	—	—	—	—	—	—	—	—
Granted	—	—	1,038	145.32	—	—	—	—
Exercised/vested	—	—	—	—	(25,180)	87.18	(90,250)	63.59
Forfeited/expired	—	—	(1,786)	89.50	(16,058)	87.18	—	—
Balance, March 31, 2022	56,301	79.21	448,589	93.19	161,222	84.08	787,431	69.64

Shares issued in connection with stock compensation awards are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. Shares issued in connection with stock compensation awards along with other related information were as follows:

	Three Months Ended March 31,
	2022	2021
New shares issued from available authorized shares	—	—
Shares issued from available treasury stock	115,430	513,824
Proceeds from stock option exercises	$5,739	$29,397
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
Stock-based compensation expense or benefit and the related income tax benefit is presented in the following table. The service period for performance stock units granted each year begins on January 1 of the following year.

	Three Months Ended March 31,
	2022	2021
Non-vested stock units	$2,358	$1,883
Performance stock units	(246)	643
Total	$2,112	$2,526
Income tax benefit	$708	$367
Unrecognized stock-based compensation expense at March 31, 2022 is presented in the table below. Unrecognized stock-based compensation expense related to performance stock units is presented assuming attainment of the maximum payout rate as set forth by the performance criteria.

Non-vested stock units	$16,063
Performance stock units	8,664
Total	$24,727

Note 11 - Earnings Per Common Share
Earnings per common share is computed using the two-class method as more fully described in our 2021 Form 10-K. The following table presents a reconciliation of net income available to common shareholders, net earnings allocated to common stock and the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended March 31,
	2022	2021
Net income	$99,102	$116,015
Less: Preferred stock dividends	1,669	2,151
Net income available to common shareholders	97,433	113,864
Less: Earnings allocated to participating securities	849	1,162
Net earnings allocated to common stock	$96,584	$112,702

Distributed earnings allocated to common stock	$48,051	$45,660
Undistributed earnings allocated to common stock	48,533	67,042
Net earnings allocated to common stock	$96,584	$112,702

Weighted-average shares outstanding for basic earnings per common share	64,051,202	63,306,493
Dilutive effect of stock compensation	409,705	509,290
Weighted-average shares outstanding for diluted earnings per common share	64,460,907	63,815,783
Note 12 - Defined Benefit Plans
The components of the combined net periodic expense (benefit) for our defined benefit pension plans are presented in the table below.

	Three Months Ended March 31,
	2022	2021
Expected return on plan assets, net of expenses	$(3,491)	$(3,210)
Interest cost on projected benefit obligation	1,004	835
Net amortization and deferral	741	1,529
Net periodic expense (benefit)	$(1,746)	$(846)
Our non-qualified defined benefit pension plan is not funded. No contributions to the qualified defined benefit pension plan were made during the three months ended March 31, 2022. We do not expect to make any contributions to the qualified defined benefit plan during the remainder of 2022.
Note 13 - Income Taxes
Income tax expense was as follows:

	Three Months Ended March 31,
	2022	2021
Current income tax expense (benefit)	$13,059	$3,725
Deferred income tax expense (benefit)	(432)	4,172
Income tax expense, as reported	$12,627	$7,897
Effective tax rate	11.3%	6.4%
We had a net deferred tax asset totaling $110.3 million at March 31, 2022 and a net deferred tax liability totaling $81.2 million at December 31, 2021. No valuation allowance for deferred tax assets was recorded at March 31, 2022 as management believes it is more likely than not that all of the deferred tax assets will be realized against deferred tax liabilities and projected future taxable income.
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

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(910,795)	$(191,267)	$(719,528)	$(159,779)	$(33,554)	$(126,225)
Change in net unrealized gain on securities transferred to held to maturity	(209)	(44)	(165)	(259)	(54)	(205)
Reclassification adjustment for net (gains) losses included in net income	—	—	—	—	—	—
Total securities available for sale and transferred securities	(911,004)	(191,311)	(719,693)	(160,038)	(33,608)	(126,430)
Defined-benefit post-retirement benefit plans:
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic expense (benefit)	741	156	585	1,529	321	1,208
Total defined-benefit post-retirement benefit plans	741	156	585	1,529	321	1,208
Total other comprehensive income (loss)	$(910,263)	$(191,155)	$(719,108)	$(158,509)	$(33,287)	$(125,222)
Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available For Sale	Defined Benefit Plans	Accumulated Other Comprehensive Income
Balance January 1, 2022	$380,209	$(32,891)	$347,318
Other comprehensive income (loss) before reclassifications	(719,693)	—	(719,693)
Reclassification of amounts included in net income	—	585	585
Net other comprehensive income (loss) during period	(719,693)	585	(719,108)
Balance at March 31, 2022	$(339,484)	$(32,306)	$(371,790)

Balance January 1, 2021	$563,801	$(50,831)	$512,970
Other comprehensive income (loss) before reclassifications	(126,430)	—	(126,430)
Reclassification of amounts included in net income	—	1,208	1,208
Net other comprehensive income (loss) during period	(126,430)	1,208	(125,222)
Balance at March 31, 2021	$437,371	$(49,623)	$387,748

Note 15 – Operating Segments
We are managed under a matrix organizational structure whereby our two primary operating segments, Banking and Frost Wealth Advisors, overlap a regional reporting structure. See our 2021 Form 10-K for additional information regarding our operating segments. Summarized operating results by segment were as follows:

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
Three months ended:
March 31, 2022
Net interest income (expense)	$250,119	$700	$(1,748)	$249,071
Credit loss expense (benefit)	(1)	1	—	—
Non-interest income	58,706	43,229	(545)	101,390
Non-interest expense	206,538	30,910	1,284	238,732
Income (loss) before income taxes	102,288	13,018	(3,577)	111,729
Income tax expense (benefit)	11,014	2,734	(1,121)	12,627
Net income (loss)	91,274	10,284	(2,456)	99,102
Preferred stock dividends	—	—	1,669	1,669
Net income (loss) available to common shareholders	$91,274	$10,284	$(4,125)	$97,433
Revenues from (expenses to) external customers	$308,825	$43,929	$(2,293)	$350,461
March 31, 2021
Net interest income (expense)	$242,205	$486	$(1,810)	$240,881
Credit loss expense	63	—	—	63
Non-interest income	53,780	39,609	(153)	93,236
Non-interest expense	179,151	29,937	1,054	210,142
Income (loss) before income taxes	116,771	10,158	(3,017)	123,912
Income tax expense (benefit)	7,177	2,133	(1,413)	7,897
Net income (loss)	109,594	8,025	(1,604)	116,015
Preferred stock dividends	—	—	2,151	2,151
Net income (loss) available to common shareholders	$109,594	$8,025	$(3,755)	$113,864
Revenues from (expenses to) external customers	$295,985	$40,095	$(1,963)	$334,117

Note 16 – Fair Value Measurements
The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, we utilize valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. ASC Topic 820 establishes a three-level fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. See our 2021 Form 10-K for additional information regarding the fair value hierarchy and a description of our valuation techniques.
Financial Assets and Financial Liabilities. The tables below summarize financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, segregated by the level of the valuation inputs within the fair value hierarchy of ASC Topic 820 utilized to measure fair value.

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
March 31, 2022
Securities available for sale:
U.S. Treasury	$3,507,746	$—	$—	$3,507,746
Residential mortgage-backed securities	—	5,376,039	—	5,376,039
States and political subdivisions	—	7,258,393	—	7,258,393
Other	—	42,361	—	42,361
Trading account securities:
U.S. Treasury	23,939	—	—	23,939
States and political subdivisions	—	5,579	—	5,579
Derivative assets:
Interest rate swaps, caps and floors	—	33,697	—	33,697
Commodity swaps and options	—	252,747	—	252,747
Foreign currency forward contracts	150	—	—	150
Derivative liabilities:
Interest rate swaps, caps and floors	—	39,734	—	39,734
Commodity swaps and options	—	251,181	—	251,181
Foreign currency forward contracts	131	—	—	131
December 31, 2021
Securities available for sale:
U.S. Treasury	$2,179,433	$—	$—	$2,179,433
Residential mortgage-backed securities	—	4,066,265	—	4,066,265
States and political subdivisions	—	7,636,571	—	7,636,571
Other	—	42,359	—	42,359
Trading account securities:
U.S. Treasury	24,237	—	—	24,237
States and political subdivisions	—	925	—	925
Derivative assets:
Interest rate swaps, caps and floors	—	44,310	—	44,310
Commodity swaps and options	—	114,757	—	114,757
Foreign currency forward contracts	33	—	—	33
Derivative liabilities:
Interest rate swaps, caps and floors	—	25,261	—	25,261
Commodity swaps and options	—	113,261	—	113,261
Foreign currency forward contracts	55	—	—	55

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

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Level 2	Level 3	Level 2	Level 3
Carrying value before allocations	$2,064	$5,711	$100	$15,013
Specific (allocations) reversals of prior allocations	(126)	3,965	—	600
Fair value	$1,938	$9,676	$100	$15,613
Non-Financial Assets and Non-Financial Liabilities. We do not have any non-financial assets or non-financial liabilities measured at fair value on a recurring basis. From time to time, non-financial assets measured at fair value on a non-recurring basis may include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in other non-interest expense. There were no such fair value measurements during the reported periods.
Financial Instruments Reported at Amortized Cost. The estimated fair values of financial instruments that are reported at amortized cost in our consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	March 31, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$14,457,083	$14,457,083	$16,583,000	$16,583,000
Securities held to maturity	1,665,465	1,639,993	1,749,179	1,809,143
Cash surrender value of life insurance policies	189,471	189,471	190,139	190,139
Accrued interest receivable	131,370	131,370	179,111	179,111
Level 3 inputs:
Loans, net	16,295,702	16,053,955	16,087,731	16,079,454
Financial liabilities:
Level 2 inputs:
Deposits	44,430,929	44,422,700	42,695,696	41,343,426
Federal funds purchased	35,200	35,200	25,925	25,925
Repurchase agreements	1,842,618	1,842,618	2,740,799	2,740,799
Junior subordinated deferrable interest debentures	123,026	123,712	123,011	123,712
Subordinated notes	99,217	105,740	99,178	111,430
Accrued interest payable	2,147	2,147	3,026	3,026
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

Note 17 - Accounting Standards Updates
Information about certain recently issued accounting standards updates is presented below. Also refer to Note 20 - Accounting Standards Updates in our 2021 Form 10-K for additional information related to previously issued accounting standards updates.
ASU 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method.” Under prior guidance, entities can apply the last-of-layer hedging method to hedge the exposure of a closed portfolio of prepayable financial assets to fair value changes due to changes in interest rates for a portion of the portfolio that is not expected to be affected by prepayments, defaults, and other events affecting the timing and amount of cash flows. ASU 2022-01 expands the last-of-layer method, which permits only one hedge layer, to allow multiple hedged layers of a single closed portfolio. To reflect that expansion, the last-of-layer method is renamed the portfolio layer method. ASU 2022-01 also (i) expands the scope of the portfolio layer method to include non-prepayable financial assets, (ii) specifies eligible hedging instruments in a single-layer hedge, (iii) provides additional guidance on the accounting for and disclosure of hedge basis adjustments under the portfolio layer method and (iv) specifies how hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio. ASU 2022-01 will be effective for us on January 1, 2023 though early adoption is permitted. The adoption of ASU 2022-01 is not expected to have a significant impact on our financial statements.
ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings in Accounting Standards Codification (“ASC”) Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, ASU 2022-02 requires entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC Subtopic 3126-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. ASU 2022-02 will be effective for us on January 1, 2023 though early adoption is permitted. The adoption of ASU 2022-02 is not expected to have a significant impact on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Review
Cullen/Frost Bankers, Inc.
The following discussion should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2021, and the other information included in the 2021 Form 10-K. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results for the year ending December 31, 2022 or any future period.
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
In addition, financial markets and global supply chains may be adversely affected by the current or anticipated impact of military conflict, including the current Russian invasion of Ukraine, terrorism or other geopolitical events.
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
COVID-19 Effects and Actions
Our business has been, and continues to be, impacted by the effects of the COVID-19 pandemic. There remains many uncertainties related to COVID-19 including, among other things, the ongoing impact to our customers, employees and vendors; the impact to the financial services and banking industry; and the impact to the economy as a whole as well as the effect of actions taken, or that may yet be taken, or inaction by governmental authorities to mitigate both the economic and health-related effects of COVID-19. Refer to our 2021 Form 10-K for further information regarding (i) the impact of the COVID-19 pandemic on our operations and our results thereof, as well as the impact on our financial position and (ii) legislative and regulatory actions taken related to the COVID-19 pandemic, particularly as they relate to the banking and financial services industry.
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
Accounting policies related to the allowance for credit losses on financial instruments including loans and off-balance-sheet credit exposures are considered to be critical as these policies involve considerable subjective judgment and estimation by management. In the case of loans, the allowance for credit losses is a contra-asset valuation account, calculated in accordance with Accounting Standards Codification (“ASC”) Topic 326 (“ASC 326”) Financial Instruments - Credit Losses, that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. In the case of off-balance-sheet credit exposures, the allowance for credit losses is a liability account, calculated in accordance with ASC 326, reported as a component of accrued interest payable and other liabilities in our consolidated balance sheets. The amount of each allowance account represents management's best estimate of current expected credit losses on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. While management utilizes its best judgment and information available, the ultimate adequacy of our allowance accounts is dependent upon a variety of factors beyond our control, including the performance of our portfolios, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets. Refer to the 2021 Form 10-K for additional information regarding critical accounting policies.
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
Results of Operations
Net income available to common shareholders totaled $97.4 million, or $1.50 per diluted common share, for the three months ended March 31, 2022 compared to $113.9 million, or $1.77 per diluted common share, for the three months ended March 31, 2021.
Selected data for the comparable periods was as follows:

	Three Months Ended March 31,
	2022	2021
Taxable-equivalent net interest income	$272,194	$263,949
Taxable-equivalent adjustment	23,123	23,068
Net interest income	249,071	240,881
Credit loss expense	—	63
Net interest income after credit loss expense	249,071	240,818
Non-interest income	101,390	93,236
Non-interest expense	238,732	210,142
Income before income taxes	111,729	123,912
Income taxes	12,627	7,897
Net income	99,102	116,015
Preferred stock dividends	1,669	2,151
Redemption of preferred stock	—	—
Net income available to common shareholders	$97,433	$113,864
Earnings per common share – basic	$1.51	$1.78
Earnings per common share – diluted	1.50	1.77
Dividends per common share	0.75	0.72
Return on average assets	0.79%	1.09%
Return on average common equity	9.58	11.13
Average shareholders’ equity to average assets	8.48	10.10
Net income available to common shareholders decreased $16.4 million, or 14.4%, for the three months ended March 31, 2022 compared to the same period in 2021. The decrease during the three months ended March 31, 2022 was primarily the result of a $28.6 million increase in non-interest expense and a $4.7 million increase in income tax expense partly offset by an $8.2 million increase in net interest income and an $8.2 million increase in non-interest income. Details of the changes in the various components of net income are further discussed below.

Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 71.1% of total revenue during the first three months of 2022. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.
The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate. The prime rate remained at 3.25% during 2021. During 2022, the prime rate increased 25 basis points in March to end the first quarter at 3.50%. Our loan portfolio is also impacted by changes in the London Interbank Offered Rate (“LIBOR”). At March 31, 2022, the one-month and three-month U.S. dollar LIBOR interest rates were 0.45% and 0.96%, respectively, while at March 31, 2021, the one-month and three-month U.S. dollar LIBOR interest rates were 0.11% and 0.19%, respectively. We discontinued originating LIBOR-based loans effective December 31, 2021 and have begun to negotiate loans using our preferred replacement index, the American Interbank Offered Rate (“AMERIBOR”), a benchmark developed by the American Financial Exchange, the Secured Overnight Financing Rate (“SOFR”) or a benchmark developed by Bloomberg Index Services (“BSBY”). For our currently outstanding LIBOR-based loans, the timing and manner in which each customer’s contract transitions from LIBOR to another rate will vary on a case-by-case basis. We expect to complete all transitions by the first quarter of 2023.
The target range for the federal funds rate, which is the cost of immediately available overnight funds, remained at zero to 0.25% during 2021. During 2022, the target fed funds rate was increased 25 basis points in March to end the quarter at 0.25 to 0.50%. In March 2022, the Federal Reserve released projections whereby the midpoint of the projected appropriate target range for the federal funds rate would rise to 1.9% by the end of 2022 and to 2.8% by the end of 2023. While there can be no such assurance that any increases in the federal funds rate will occur, these projections imply six 25 basis point increases in the federal funds rate during the remainder of 2022, followed by an additional four 25 basis point increases in 2023.
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

	March 31, 2022			March 31, 2021
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$13,766,486	$6,343	0.18%	$9,864,811	$2,433	0.10%
Federal funds sold	13,892	13	0.37	4,963	3	0.24
Resell agreements	5,835	4	0.27	2,636	1	0.15
Securities:
Taxable	9,000,677	43,058	1.90	4,017,748	20,028	2.06
Tax-exempt	8,165,462	78,898	4.03	8,229,643	78,576	4.09
Total securities	17,166,139	121,956	2.88	12,247,391	98,604	3.41
Loans, net of unearned discounts	16,386,458	151,068	3.74	17,683,917	168,638	3.87
Total Earning Assets and Average Rate Earned	47,338,810	279,384	2.39	39,803,718	269,679	2.78
Cash and due from banks	651,124			530,954
Allowance for credit losses on loans and securities	(248,801)			(267,233)
Premises and equipment, net	1,050,735			1,045,943
Accrued interest and other assets	1,531,609			1,416,614
Total Assets	$50,323,477			$42,529,996

Liabilities:
Non-interest-bearing demand deposits	17,961,221			15,309,375
Interest-bearing deposits:
Savings and interest checking	11,954,465	410	0.01	9,713,591	356	0.01
Money market deposit accounts	11,858,775	3,651	0.12	9,244,763	1,679	0.07
Time accounts	1,187,458	851	0.29	1,138,240	1,482	0.53
Total interest-bearing deposits	25,000,698	4,912	0.08	20,096,594	3,517	0.07
Total deposits	42,961,919		0.05	35,405,969		0.04
Federal funds purchased	27,759	12	0.17	40,614	8	0.08
Repurchase agreements	2,051,577	518	0.10	1,839,982	395	0.09
Junior subordinated deferrable interest debentures	123,020	584	1.90	136,366	646	1.89
Subordinated notes	99,203	1,164	4.69	99,046	1,164	4.70
Total Interest-Bearing Funds and Average Rate Paid	27,302,257	7,190	0.11	22,212,602	5,730	0.10
Accrued interest and other liabilities	790,092			713,002
Total Liabilities	46,053,570			38,234,979
Shareholders’ Equity	4,269,907			4,295,017
Total Liabilities and Shareholders’ Equity	$50,323,477			$42,529,996
Net interest income		$272,194			$263,949
Net interest spread			2.28%			2.68%
Net interest income to total average earning assets			2.33%			2.72%

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

	Three Months Ended
	March 31, 2022 vs. March 31, 2021
	Increase (Decrease) Due to Change in
	Rate	Volume	Total
Interest-bearing deposits	$2,617	$1,293	$3,910
Federal funds sold	3	7	10
Resell agreements	2	1	3
Securities:
Taxable	(1,684)	24,714	23,030
Tax-exempt	(1,208)	1,530	322
Loans, net of unearned discounts	(5,518)	(12,052)	(17,570)
Total earning assets	(5,788)	15,493	9,705
Savings and interest checking	—	54	54
Money market deposit accounts	1,413	559	1,972
Time accounts	(695)	64	(631)
Federal funds purchased	7	(3)	4
Repurchase agreements	60	63	123
Junior subordinated deferrable interest debentures	3	(65)	(62)
Subordinated notes	(2)	2	—
Total interest-bearing liabilities	786	674	1,460
Net change	$(6,574)	$14,819	$8,245
Taxable-equivalent net interest income for the three months ended March 31, 2022 increased $8.2 million, or 3.1%, compared to the same period in 2021. The increase in taxable-equivalent net interest income during the three months ended March 31, 2022 was primarily related to an increase in the average volume of taxable securities and, to a much lesser extent, increases in the average volumes of interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) and tax-exempt securities; and an increase in the average yield on interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve). The impact of these items was partly offset by a decrease in the average volume of loans combined with decreases in the average yields on loans, taxable securities and tax-exempt securities and increases in the average cost and average volume of money market deposit accounts. As a result of these fluctuations, the taxable-equivalent net interest margin decreased 39 basis points from 2.72% during the three months ended March 31, 2021 to 2.33% during the three months ended March 31, 2022.
The average volume of interest-earning assets for the three months ended March 31, 2022 increased $7.5 billion compared to the same period in 2021. The increase in the average volume of interest-earning assets primarily related to a $5.0 billion increase in average taxable securities and a $3.9 billion increase in average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) partly offset by a $1.3 billion decrease in average loans (of which approximately $2.5 billion related to PPP loans, as further discussed below).
The average taxable-equivalent yield on loans decreased 13 basis points from 3.87% during the three months ended March 31, 2021 to 3.74% during the three months ended March 31, 2022. The average taxable-equivalent yield on loans during the three months ended March 31, 2021 was positively impacted by a higher average proportion of higher-yielding PPP loans to total loans compared to the three months ended March 31, 2022. The average volume of loans for the three months ended March 31, 2022 decreased $1.3 billion, or 7.3%, compared to the same period in 2021. The decrease was primarily due to a $2.5 billion decrease in the average volume of PPP loans. Excluding PPP loans, average loans would have increased $1.2 billion, or 8.3%. Loans made up approximately 34.6% of average interest-earning assets during the three months ended March 31, 2022, compared to 44.4% during the same period in 2021.
During the three months ended March 31, 2022, we recognized approximately $2.6 million in PPP loan related deferred processing fees (net of amortization of related deferred origination costs) as a yield adjustment and this amount is included in interest income on loans. During the three months ended March 31, 2021, we recognized approximately $23.5 million in PPP loan related deferred processing fees (net of amortization of related deferred origination costs). As a result of the inclusion of these net fees in interest income, the average yields on PPP loans was 4.45% during the three months ended March 31, 2022, and 4.39% during the three months ended March 31, 2021, compared to the stated interest rate of 1.0% on these loans.
The average taxable-equivalent yield on securities was 2.88% during the three months ended March 31, 2022, decreasing 53 basis points from 3.41% during the same period in 2021. The average yield on taxable securities decreased 16 basis points from 2.06% during the three months ended March 31, 2021 to 1.90% during the three months ended March 31, 2022. The average taxable-equivalent yield on tax-exempt securities decreased 6 basis points from 4.09% during the three months ended March 31, 2021 to 4.03% during the three months ended March 31, 2022. Tax exempt securities made up approximately 47.6% of total average securities during the three months ended March 31, 2022 compared to 67.2% during the same period in 2021. The average volume of total securities during the three months ended March 31, 2022 increased $4.9 billion, or 40.2%, compared to the same period in 2021. Securities made up approximately 36.3% of average interest-earning assets during the three months ended March 31, 2022 compared to 30.8% during the same period in 2021. The increase during the three months ended March 31, 2022 was primarily related to the increased investment of funds in taxable securities.
Average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) for the three months ended March 31, 2022 increased $3.9 billion, or 39.6%, compared to the same period in 2021. Interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) made up approximately 29.1% of average interest-earning assets during the three months ended March 31, 2022 compared to 24.8% during the same period in 2021. The increase in the average volume of interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) during the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to increases in the average volume of customer deposits. The average yield on interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) was 0.18% during the three months ended March 31, 2022 compared to 0.10% during the same period in 2021. The average yield on interest-bearing deposits during the three months ended March 31, 2022 was impacted by higher interest rate paid on excess reserves held at the Federal Reserve, compared to the same period in 2021.
The average rate paid on interest-bearing liabilities was 0.11% during the three months ended March 31, 2022, increasing one basis point from 0.10% during the same period in 2021. Average deposits increased $7.6 billion, or 21.3%, during the three months ended March 31, 2022 compared to the same period in 2021 and included a $4.9 billion increase in average interest-bearing deposits and a $2.7 billion increase in average non-interest bearing deposits. The ratio of average interest-bearing deposits to total average deposits was 58.2% during the three months ended March 31, 2022 compared to 56.8% during the same period in 2021. The average cost of deposits is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-bearing deposits. The average cost of interest-bearing deposits and total deposits was 0.08% and 0.05%, respectively, during the three months ended March 31, 2022 compared to 0.07% and 0.04%, respectively, during the same period in 2021. The average cost of deposits during 2022 was impacted by an increase in the interest rates we pay on most of our interest-bearing deposit products as a result of the aforementioned increase in market interest rates.
Our net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 2.28% during the three months ended March 31, 2022 compared to 2.68% during the same period in 2021. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.
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

	Three Months Ended March 31,
	2022	2021
Credit loss expense (benefit) related to:
Loans	$4,464	$—
Off-balance-sheet credit exposures	(4,464)	65
Securities held to maturity	—	(2)
Total	$—	$63
See the section captioned “Allowance for Credit Losses” elsewhere in this discussion for further analysis of credit loss expense related to loans and off-balance-sheet credit exposures.
Non-Interest Income
Total non-interest income for the three months ended March 31, 2022 increased $8.2 million, or 8.7%, compared to the same period in 2021. Changes in the various components of non-interest income are discussed in more detail below.
Trust and Investment Management Fees. Trust and investment management fees for the three months ended March 31, 2022 increased $3.3 million, or 9.5%, compared to the same period in 2021. Investment management fees are the most significant component of trust and investment management fees, making up approximately 81.6% and 84.1% of total trust and investment management fees for the first three months of 2022 and 2021, respectively. The increase in trust and investment management fees was primarily due to increases in investment management fees (up $1.8 million, or 6.2%), oil and gas fees (up $771 thousand) and real estate fees (up $626 thousand). Investment management fees are generally based on the market value of assets within an account and are thus impacted by volatility in the equity and bond markets. The increase in investment management fees was primarily related to higher average equity valuations as well as an increase in the number of accounts. Oil and gas fees were impacted by increases in oil and gas prices. The increase in real estate fees was primarily related to an increase in transaction volume.
At March 31, 2022, trust assets, including both managed assets and custody assets, were primarily composed of equity securities (46.1% of assets), fixed income securities (31.4% of assets), alternative investments (6.8% of assets) and cash equivalents (9.7% of assets). The estimated fair value of these assets was $42.4 billion (including managed assets of $20.8 billion and custody assets of $21.6 billion) at March 31, 2022, compared to $43.3 billion (including managed assets of $19.1 billion and custody assets of $24.2 billion) at December 31, 2021 and $39.3 billion (including managed assets of $17.3 billion and custody assets of $22.0 billion) at March 31, 2021.
Service Charges on Deposit Accounts. Service charges on deposit accounts for the three months ended March 31, 2022 increased $2.7 million, or 13.7%, compared to the same period in 2021. The increase was primarily related to increases in commercial service charges (up $1.5 million) and overdraft charges on consumer and commercial accounts (up $637 thousand and $475 thousand, respectively). Commercial service charges during the three months ended March 31, 2022 were impacted by an increase in the volume of billable services compared to the same period in 2021, partly offset by an increase in the earnings credit rate. The earnings credit rate is the value given to deposits maintained by treasury management customers. Earnings credits applied to customer deposit balances offset service fees that would otherwise be charged. Overdraft charges totaled $8.7 million ($6.7 million consumer and $2.0 million commercial) during the three months ended March 31, 2022 compared to $7.5 million ($6.0 million consumer and $1.5 million commercial) during the same period in 2021. The increases in overdraft charges during the three months ended March 31, 2022 were impacted by increases in the volumes of fee assessed overdrafts relative to the same period in 2021.
Insurance Commissions and Fees. Insurance commissions and fees for the three months ended March 31, 2022 decreased $705 thousand, or 4.1%, compared to the same period in 2021. The decrease was the result of a decrease in contingent income (down $1.2 million) partly offset by an increase in commission income (up $525 thousand).
Contingent income totaled $2.4 million during the three months ended March 31, 2022 compared to $3.7 million during the same period in 2021. Contingent income primarily consists of amounts received from various property and casualty insurance carriers related to portfolio growth and the loss performance of insurance policies previously placed. These performance related contingent payments are seasonal in nature and are mostly received during the first quarter of each year. This performance related contingent income totaled $1.6 million and $3.0 million during the three months ended March 31, 2022 and 2021, respectively. The decrease in performance related contingent income during 2022 was related to low growth within the portfolio and a deterioration in the loss performance of insurance policies previously placed. This deterioration was impacted by a severe weather event in Texas during the first quarter of 2021 that resulted in a significant increase in property and casualty claims and losses. Contingent income also includes amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. This benefit plan related contingent income totaled $813 thousand during the three months ended March 31, 2022 compared to $625 thousand during the same period in 2021.
The increase in commission income during the three months ended March 31, 2022 was primarily related to an increase in commercial lines property and casualty commissions partly offset by a decrease in life insurance commissions. The increase in commercial lines property and casualty commissions was related to increased business volumes and increased market rates while the decrease in life insurance commissions was related to a decrease in business volumes.
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
Net interchange and card transaction fees for the three months ended March 31, 2022 increased $133 thousand, or 3.2%, compared to the same period in 2021 primarily due to an increase in transaction volumes as well as the impact of new card products partly offset by an increase in network costs. A comparison of gross and net interchange and card transaction fees for the reported periods is presented in the table below.

	Three Months Ended March 31,
	2022	2021
Income from card transactions	$7,481	$6,392
ATM service fees	764	785
Gross interchange and card transaction fees	8,245	7,177
Network costs	4,019	3,084
Net interchange and card transaction fees	$4,226	$4,093
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
Other Charges, Commissions and Fees. Other charges, commissions and fees for the three months ended March 31, 2022 increased $1.3 million, or 15.9%, compared to the same period in 2021. The increase was primarily related to increases in merchant services rebates (up $426 thousand), letter of credit fees (up $325 thousand) and income from the sale of mutual funds (up $321 thousand), among other things.
Other Non-Interest Income. Other non-interest income for the three months ended March 31, 2022 increased $1.3 million, or 16.0%, compared to the same period in 2021.The increase was primarily related to increases in public finance underwriting fees (up $1.6 million), sundry and other miscellaneous income (up $1.1 million) and income from customer foreign exchange transactions (up $380 thousand) partly offset by decreases in income from customer derivative transactions (down $1.2 million), among other things. The increases in public finance underwriting fees and income from customer foreign exchange transactions were primarily related to increases in transaction volumes. Sundry income during the three months ended March 31, 2022 included $522 thousand related to the recovery of prior write-offs and $458 thousand related to a contract fee. The decrease in income from customer derivative transactions was primarily due to a decrease in transaction volume.

Non-Interest Expense
Total non-interest expense for the three months ended March 31, 2022 increased $28.6 million, or 13.6%, compared to the same period in 2021. Changes in the various components of non-interest expense are discussed below.
Salaries and Wages. Salaries and wages for the three months ended March 31, 2022 increased $17.9 million, or 19.1%, compared to the same period in 2021. The increase in salaries and wages was primarily related to an increase in salaries, due to normal, annual merit and market increases as well as the implementation of a $20 per hour minimum wage in December, 2021. Salaries and wages was also impacted by an increase in the number of employees, an increase in incentive compensation and a decrease in salary costs deferred in connection with loan originations as the first quarter of 2021 was impacted by the high volume of PPP loan originations. We are experiencing an increasingly competitive labor market which has resulted in and could continue to result in an increase in our staffing costs.
Employee Benefits. Employee benefits expense for the three months ended March 31, 2022 increased $1.7 million, or 7.5%, compared to the same period in 2021. The increase was primarily related to increases in payroll taxes and 401(k) plan expense, among other things, partly offset by an increase in the net periodic benefit related to our defined benefit retirement plan.
Our defined benefit retirement and restoration plans were frozen in 2001 which has helped to reduce the volatility in retirement plan expense. We nonetheless still have funding obligations related to these plans and could recognize expense related to these plans in future years, which would be dependent on the return earned on plan assets, the level of interest rates and employee turnover. See Note 12 - Defined Benefit Plans for additional information related to our net periodic pension benefit/cost.
Net Occupancy. Net occupancy expense for the three months ended March 31, 2022 increased $1.4 million, or 5.2%, compared to the same period in 2021. The increase was primarily related to increases in repairs and maintenance/service contracts expense (up $737 thousand) and depreciation on buildings and leasehold improvements (together up $355 thousand), among other things. The increases in the aforementioned components of net occupancy expense were impacted, in part, by our expansion within the Houston and Dallas market areas.
Technology, Furniture and Equipment. Technology, furniture and equipment expense for the three months ended March 31, 2022 increased $1.1 million, or 4.1%, compared to the same period in 2021. The increase was primarily related to increases in cloud services expense (up $809 thousand) and depreciation of furniture and equipment (up $515 thousand), among other things, partly offset by a decrease in software maintenance (down $358 thousand).
Deposit Insurance. Deposit insurance expense totaled $3.6 million for the three months ended March 31, 2022, compared to $2.9 million for the three months ended March 31, 2021. The increase was primarily related to an increase in total assets partly offset by a decrease in the assessment rate.
Other Non-Interest Expense. Other non-interest expense for the three months ended March 31, 2022 increased $5.9 million, or 15.9%, compared to the same period in 2021. The increase included increases in advertising/promotions expense (up $2.1 million); professional services expense (up $1.8 million); travel, meals and entertainment (up $1.2 million); and a decrease in costs deferred as loan origination costs (down $1.1 million); among other things. The impact of the aforementioned items was partly offset by decreases in donations expense (down $1.5 million), which was impacted by a $1.5 million contribution to the Frost Charitable Foundation in the first quarter of 2021; sundry and other miscellaneous expenses (down $876 thousand); and amortization of deferred costs associated with loan commitments (down $409 thousand), among other things.

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
Banking
Net income for the three months ended March 31, 2022 decreased $18.3 million, or 16.7%, compared to the same period in 2021. The decrease was primarily the result of a $27.4 million increase in non-interest expense and a $3.8 million increase in income tax expense partly offset by a $7.9 million increase in net interest income and a $4.9 million increase in non-interest income.
Net interest income for the three months ended March 31, 2022 increased $7.9 million, or 3.3%, compared to the same period in 2021. The increase was primarily related to an increase in the average volume of taxable securities and, to a much lesser extent, increases in the average volumes of interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) and tax-exempt securities; and an increase in the average yield on interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve). The impact of these items was partly offset by a decrease in the average volume of loans combined with decreases in the average yields on loans, taxable securities and tax-exempt securities and increases in the average cost and average volume of money market deposit accounts. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.
Credit loss expense/benefit was not significant for the Banking segment during the reported periods. See the sections captioned “Credit Loss Expense” and “Allowance for Credit Losses” elsewhere in this discussion for further analysis of credit loss expense related to loans and off-balance-sheet commitments.
Non-interest income for the three months ended March 31, 2022 increased $4.9 million, or 9.2%, compared to the same period in 2021. The increase was primarily due to increases in service charges on deposit accounts; other non-interest income; and other charges, commissions and fees partly offset by a decrease in insurance commissions and fees. The increase in service charges on deposit accounts was primarily related to increases in commercial service charges, due to an increase in the volume of billable services partly offset by a decrease in the earnings credit rate, and overdraft charges on consumer and commercial accounts, due to increases in the volumes of fee assessed overdrafts. The increase in other non-interest income was primarily related to increases in public finance underwriting fees and income from customer foreign exchange transactions, due to increases in transaction volumes, as well as an increase in sundry and other miscellaneous income, which was partly impacted by a recovery of prior write-offs and the recognition of a contract fee. These items were partly offset by a decrease in income from customer derivative transactions, due to a decrease in transaction volume, among other things. The increase in other charges, commissions and fees was primarily related to increases in merchant services rebates and letter of credit fees, among other things. The decrease in insurance commissions and fees was the result of a decrease in contingent income partly offset by an increase in commission income, which is further discussed below in relation to Frost Insurance Agency. See the analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense increased $27.4 million, or 15.3%, for three months ended March 31, 2022 compared to the same period in 2021. The increase during the three months ended March 31, 2022 was primarily due to increases in salaries and wages and other non-interest expense and, to a lesser extent, increases in net occupancy expense; employee benefit expense; technology, furniture and equipment expense and deposit insurance expense. The increase in salaries and wages was primarily related to an increase in salaries, due to normal, annual merit and market increases as well as the implementation of a $20 per hour minimum wage in December, 2021. Salaries and wages was also impacted by an increase in the number of employees, an increase in incentive compensation and a decrease in salary costs deferred in connection with loan originations as the first quarter of 2021 was impacted by the high volume of PPP loan originations. The increase in other non-interest expense was primarily related to increases in advertising/promotions expense; professional services expense; travel, meals and entertainment; and a decrease in costs deferred as loan origination costs; among other things. The impact of the aforementioned items was partly offset by decreases in donations expense; sundry and other miscellaneous expenses; and amortization of deferred costs associated with loan commitments, among other things. The increase in net occupancy was primarily related to increases in repairs and maintenance/service contracts expense and depreciation on buildings and leasehold improvements, among other things, which were impacted, in part, by our expansion within the Houston and Dallas market areas. The increase in employee benefits expense was primarily related to increases in payroll taxes and 401(k) plan expense, among other things, partly offset by an increase in the net periodic benefit related to our defined benefit retirement plan. The increase in technology, furniture and equipment expense was primarily related to increases in cloud services expense and depreciation of furniture and equipment, among other things, partly offset by a decrease in software maintenance. The increase in deposit insurance expense was primarily related to an increase in total assets partly offset by a decrease in the assessment rate. See the analysis of these categories of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.
Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $16.7 million during the three months ended March 31, 2022 compared to $17.4 million during the same period in 2021. The decrease in gross commission income was primarily related to a decrease in contingent income partly offset by an increase in commission income. The decrease in contingent income was primarily related to a decrease in performance related contingent payments due to low growth within the portfolio and a deterioration in the loss performance of insurance policies previously placed. The decrease in performance related contingent commissions was partly offset by an increase in contingent commissions received from various benefit plan insurance companies. The increase in commission income was primarily related to an increase in commercial lines property and casualty commissions, due to increases in business volumes and market rates, partly offset by a decrease in life insurance commissions, due to a decrease in business volumes. See the analysis of insurance commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Frost Wealth Advisors
Net income for the three months ended March 31, 2022 increased $2.3 million, or 28.1%, compared to the same period in 2021. The increase was primarily the result of a $3.6 million increase in non-interest income and a $214 thousand increase in net interest income partly offset by a $973 thousand increase in non-interest expense and a $601 thousand increase in income tax expense.
Net interest income for the three months ended March 31, 2022 increased $214 thousand, or 44.0%, compared to the same periods in 2021. The increase was primarily due to an increase in the average volume of funds provided by Frost Wealth Advisors and an increase in the average funds transfer prices allocated to such funds. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.
Non-interest income for the three months ended March 31, 2022 increased $3.6 million, or 9.1%, compared to the same periods in 2021. The increase was primarily due to an increase in trust and investment management fees and, to a lesser extent, an increase in other charges, commissions and fees. Trust and investment management fee income is the most significant income component for Frost Wealth Advisors. Investment management fees are the most significant component of trust and investment management fees, making up approximately 81.6% of total trust and investment management fees for the first three months of 2022. The increase in trust and investment management fees during the comparable periods was primarily due to increases in investment management fees; oil and gas fees; and real estate fees. The increase in investment management fees was primarily related to higher average equity valuations as well as an increase in the number of accounts. Oil and gas fees were impacted by increases in oil and gas prices. The increase in real estate fees was primarily related to an increase in transaction volume. The increases in other charges, commissions and fees was primarily related to an increase in income from the sale of mutual funds partly offset by a decrease in income from the placement of money market accounts. See the analysis of trust and investment management fees and other charges, commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for the three months ended March 31, 2022 increased $1.0 million, or 3.3%, compared to the same period in 2021. The increase was primarily due to increases in salaries and wages and employee benefits expense partly offset by a decrease in other non-interest expense. The increase in salaries and wages was primarily due to increases in incentive compensation and commission expense, and to a lesser extent, an increase in salaries. The increase in employee benefits expense was primarily related to increases in payroll taxes, 401(k) plan expense and medical insurance expense, among other things, partly offset by an increase in the net periodic benefit related to our defined benefit retirement plan. The decrease in other non-interest expense was primarily related to a decrease in the corporate overhead expense allocation partly offset by increases in research and platform fees; professional services expense; and travel, meals and entertainment, among other things.

Non-Banks
The Non-Banks operating segment had a net loss of $2.5 million during the three months ended March 31, 2022, compared to a net loss of $1.6 million during the same period in 2021. The increase in the net loss was primarily due to decreases in other non-interest income and the net income tax benefit combined with increases in other non-interest expense and net interest expense. The decrease in other non-interest income was partly due to a decrease in mineral interest income as the related mineral interest assets were donated to the Frost Charitable Foundation during the third quarter of 2021. The decrease in other non-interest income was also negatively impacted by a decrease in the gains on sales of assets. The net income tax benefit in 2022 was impacted by the aforementioned donation of mineral interest assets during the third quarter of 2021 due to the elimination of certain related tax deductions. The increase in other non-interest expense was primarily due to increases in professional service expense and travel, meals and entertainment. The decrease in net interest expense was primarily related to an increase in the average rate paid on our long term borrowings partly offset by the redemption, during the fourth quarter of 2021, of $13.4 million of junior subordinated deferrable interest debentures issued to WNB Capital Trust I.
Income Taxes
During the three months ended March 31, 2022, we recognized income tax expense of $12.6 million, for an effective tax rate of 11.3%, compared to $7.9 million, for an effective tax rate of 6.4%, for the same period in 2021. The effective income tax rates differed from the U.S. statutory federal income tax rate of 21% during 2022 and 2021 primarily due to the effect of tax-exempt income from loans, securities and life insurance policies and the income tax effects associated with stock-based compensation, among other things, and their relative proportion to total pre-tax net income. The increase in the effective tax rate during 2022 was primarily related to an increase in projected pre-tax net income and, to a lesser extent, a decrease in discrete tax benefits associated with stock-based compensation.
Average Balance Sheet
Average assets totaled $50.3 billion for the three months ended March 31, 2022 representing an increase of $7.8 billion, or 18.3%, compared to average assets for the same period in 2021. Earning assets increased $7.5 billion, or 18.9%, during the first three months of 2022 compared to the same period in 2021. The increase in earning assets was primarily related to a $5.0 billion increase in average taxable securities and a $3.9 billion increase in average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) partly offset by a $1.3 billion decrease in average loans. Average deposits increased $7.6 billion, or 21.3%, during the first three months of 2022 compared to the same period in 2021. Growth in average deposits was related to increased customer balances as well as new customer accounts. The increase included a $2.7 billion increase in non-interest bearing deposits and a $4.9 billion increase in interest-bearing deposit accounts. Average non-interest bearing deposits made up 41.8% and 43.2% of average total deposits during the first three months of 2022 and 2021, respectively.
Loans
Details of our loan portfolio are presented in Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report. Loans increased $206.1 million, or 1.3%, from $16.3 billion at December 31, 2021 to $16.5 billion at March 31, 2022. As further discussed below, during the second quarter of 2020, we began originating loans to qualified small businesses under the Paycheck Protection Program (“PPP”) administered by the SBA under the provisions of the CARES Act. Excluding PPP loans, total loans would have otherwise increased $427.4 million, or 2.7%, from $15.9 billion at December 31, 2021 to $16.3 billion at March 31, 2022. The majority of our loan portfolio is comprised of commercial and industrial loans, energy loans, and real estate loans. Real estate loans include both commercial and consumer balances. Selected details related to our loan portfolio segments are presented below. Refer to our 2021 Form 10-K for a more detailed discussion of our loan origination and risk management processes.
Commercial and Industrial. Commercial and industrial loans increased $219.2 million, or 4.1%, from $5.4 billion at December 31, 2021 to $5.6 billion at March 31, 2022. Our commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with our loan policy guidelines. The commercial and industrial loan portfolio also includes commercial leases and purchased shared national credits ("SNC"s).

Energy. Energy loans include loans to entities and individuals that are engaged in various energy-related activities including (i) the development and production of oil or natural gas, (ii) providing oil and gas field servicing, (iii) providing energy-related transportation services, (iv) providing equipment to support oil and gas drilling, (v) refining petrochemicals, or (vi) trading oil, gas and related commodities. Energy loans decreased $41.2 million, or 3.8%, from $1.1 billion at December 31, 2021 to $1.0 billion at March 31, 2022. We have recently made efforts to reduce our exposure to energy loans. Nonetheless energy loans remain our largest industry concentration totaling 6.3% of total loans (also 6.3% excluding PPP loans) at March 31, 2022, down from 6.6% of total loans (6.8% excluding PPP loans) at December 31, 2021. The average loan size, the significance of the portfolio and the specialized nature of the energy industry requires a highly prescriptive underwriting policy. Exceptions to this policy are rarely granted. Due to the large borrowing requirements of this customer base, the energy loan portfolio includes participations and SNCs.
Purchased Shared National Credits. Purchased shared national credits are participations purchased from upstream financial organizations and tend to be larger in size than our originated portfolio. Our purchased SNC portfolio totaled $705.6 million at March 31, 2022, increasing $7.2 million, or 1.0%, from $698.4 million at December 31, 2021. At March 31, 2022, 25.4% of outstanding purchased SNCs were related to the construction industry while 23.2% were related to the energy industry, 15.6% were related to the financial services industry and 13.6% were related to the real estate management industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the energy and commercial and industrial portfolio, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of our customers. As a matter of policy, we generally only participate in SNCs for companies headquartered in or which have significant operations within our market areas. In addition, we must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.
Commercial Real Estate. Commercial real estate loans increased $221.8 million, or 2.9%, from $7.6 billion at December 31, 2021 to $7.8 billion at March 31, 2022. Commercial real estate loans represented 84.5% of total real estate loans at March 31, 2022 compared to 84.3% at December 31, 2021. The majority of our commercial real estate loan portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan. At March 31, 2022, approximately 48.8% of the outstanding principal balance of our commercial real estate loans were secured by owner-occupied properties.
Consumer Real Estate and Other Consumer Loans. The consumer loan portfolio, including all consumer real estate and consumer installment loans, totaled $1.9 billion at both March 31, 2022 and December 31, 2021. Consumer real estate loans increased $22.8 million, or 1.6%, from December 31, 2021. Combined, home equity loans and lines of credit made up 60.5% and 59.8% of the consumer real estate loan total at March 31, 2022 and December 31, 2021, respectively. We offer home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans. We have not generally originated 1-4 family mortgage loans since 2000; however, from time to time, we invested in such loans to meet the needs of our customers or for other regulatory compliance purposes. Nonetheless, we expect to begin regular production of 1-4 family mortgage loans for portfolio investment purposes in the second half of 2022. Consumer and other loans increased $4.8 million, or 1.0%, from December 31, 2021. The consumer and other loan portfolio primarily consists of automobile loans, overdrafts, unsecured revolving credit products, personal loans secured by cash and cash equivalents and other similar types of credit facilities.
Paycheck Protection Program. We have originated loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Loans covered by the PPP may be eligible for loan forgiveness for certain costs incurred related to payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. The remaining loan balance after forgiveness of any amounts is still fully guaranteed by the SBA. Refer to the 2021 Form 10-K for additional details.
During the three months ended March 31, 2022, we recognized approximately $2.6 million in PPP loan related deferred processing fees (net of amortization of related deferred origination costs) as a yield adjustment and this amount is included in interest income on loans. During the three months ended March 31, 2021, we recognized approximately $23.5 million in PPP loan related deferred net processing fees. As a result of the inclusion of these net fees in interest income, the average yields on PPP loans were 4.45% during the three months ended March 31, 2022, and 4.39% during the three months ended March 31, 2021 compared to the stated interest rate of 1.0% on these loans. PPP related deferred processing fees and deferred origination costs are not expected to significantly impact interest income on loans in future periods.

Accruing Past Due Loans. Accruing past due loans are presented in the following table. Also see Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report.

		Accruing Loans 30-89 Days Past Due		Accruing Loans 90 or More Days Past Due		Total Accruing Past Due Loans
	Total Loans	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category
March 31, 2022
Commercial and industrial	$5,584,117	$12,043	0.22%	$4,166	0.07%	$16,209	0.29%
Energy	1,036,579	—	—	287	0.03	287	0.03
Paycheck Protection Program	207,669	671	0.32	8,377	4.03	9,048	4.35
Commercial real estate:
Buildings, land and other	6,376,521	18,527	0.29	1,046	0.02	19,573	0.31
Construction	1,421,878	1,988	0.14	—	—	1,988	0.14
Consumer real estate	1,433,625	4,150	0.29	2,103	0.15	6,253	0.44
Consumer and other	482,148	6,393	1.33	593	0.12	6,986	1.45
Total	$16,542,537	$43,772	0.26	$16,572	0.10	$60,344	0.36
Excluding PPP loans	$16,334,868	$43,101	0.26	$8,195	0.05	$51,296	0.31
December 31, 2021
Commercial and industrial	$5,364,954	$29,491	0.55%	$7,802	0.15%	$37,293	0.70%
Energy	1,077,792	1,353	0.13	215	0.02	1,568	0.15
Paycheck Protection Program	428,882	4,979	1.16	18,766	4.38	23,745	5.54
Commercial real estate:
Buildings, land and other	6,272,339	37,033	0.59	8,687	0.14	45,720	0.73
Construction	1,304,271	188	0.01	—	—	188	0.01
Consumer real estate	1,410,790	4,866	0.34	2,177	0.15	7,043	0.49
Consumer and other	477,369	4,185	0.88	1,076	0.23	5,261	1.11
Total	$16,336,397	$82,095	0.50	$38,723	0.24	$120,818	0.74
Excluding PPP loans	$15,907,515	$77,116	0.48	$19,957	0.13	$97,073	0.61
Accruing past due loans at March 31, 2022 decreased $60.5 million compared to December 31, 2021. The decrease was primarily related to decreases in past due non-construction related commercial real estate loans (down $26.1 million), past due commercial and industrial loans (down $21.1 million) and past due PPP loans (down $14.7 million). PPP loans are fully guaranteed by the SBA and we expect to collect all amounts due related to these loans. Excluding PPP loans, accruing past due loans decreased $45.8 million.

Non-Accrual Loans. Non-accrual loans are presented in the table below. Also see in Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report.

	March 31, 2022			December 31, 2021
		Non-Accrual Loans			Non-Accrual Loans
	Total Loans	Amount	Percent of Loans in Category	Total Loans	Amount	Percent of Loans in Category
Commercial and industrial	$5,584,117	$16,693	0.30%	$5,364,954	$22,582	0.42%
Energy	1,036,579	12,271	1.18	1,077,792	14,433	1.34
Paycheck Protection Program	207,669	—	—	428,882	—	—
Commercial real estate:
Buildings, land and other	6,376,521	19,003	0.30	6,272,339	15,297	0.24
Construction	1,421,878	583	0.04	1,304,271	948	0.07
Consumer real estate	1,433,625	416	0.03	1,410,790	440	0.03
Consumer and other	482,148	—	—	477,369	13	—
Total	$16,542,537	$48,966	0.30	$16,336,397	$53,713	0.33
Excluding PPP loans	$16,334,868	$48,966	0.30	$15,907,515	$53,713	0.34
Allowance for credit losses on loans		$246,835			$248,666
Ratio of allowance for credit losses on loans to non-accrual loans		504.09%			462.95%
Non-accrual loans at March 31, 2022 decreased $4.7 million from December 31, 2021 primarily due to a decrease in non-accrual commercial and industrial loans and energy loans partly offset by an increase in commercial real estate loans. The decreases in commercial were primarily related to principal payments, loans returning to accrual and charge offs.
Generally, loans are placed on non-accrual status if principal or interest payments become 90 days past due and/or management deems the collectibility of the principal and/or interest to be in question, as well as when required by regulatory requirements. Once interest accruals are discontinued, accrued but uncollected interest is charged to current year operations. Subsequent receipts on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Classification of a loan as non-accrual does not preclude the ultimate collection of loan principal or interest. There were no non-accrual commercial and industrial loans in excess of $5.0 million at March 31, 2022 or December 31, 2021. Non-accrual energy loans included one credit relationship in excess of $5 million totaling $8.2 million at March 31, 2022. This credit relationship was previously reported as non-accrual with an aggregate balance of $9.6 million at December 31, 2021. The decrease in the aggregate balance of this credit relationship was related to principal payments made by the borrower. Non-accrual real estate loans primarily consist of land development, 1-4 family residential construction credit relationships and loans secured by office buildings and religious facilities. Non-accrual commercial real estate loans included one credit relationship in excess of $5.0 million totaling $5.8 million at March 31, 2022 while there were no non-accrual commercial real estate loans in excess of $5.0 million at December 31, 2021.
Allowance for Credit Losses
In the case of loans and securities, allowances for credit losses are contra-asset valuation accounts, calculated in accordance with Accounting Standards Codification (“ASC”) Topic 326 (“ASC 326”) Financial Instruments - Credit Losses, that are deducted from the amortized cost basis of these assets to present the net amount expected to be collected. In the case of off-balance-sheet credit exposures, the allowance for credit losses is a liability account, calculated in accordance with ASC 326, reported as a component of accrued interest payable and other liabilities in our consolidated balance sheets. The amount of each allowance account represents management's best estimate of current expected credit losses (“CECL”) on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. While management utilizes its best judgment and information available, the ultimate adequacy of our allowance accounts is dependent upon a variety of factors beyond our control, including the performance of our portfolios, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets. See our 2021 Form 10-K for additional information regarding our accounting policies related to credit losses.

Allowance for Credit Losses - Loans. The table below provides, as of the dates indicated, an allocation of the allowance for loan losses by loan portfolio segment; however, allocation of a portion of the allowance to one segment does not preclude its availability to absorb losses in other segments.

	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans	Total Loans	Ratio of Allowance Allocated to Loans in Each Category
March 31, 2022
Commercial and industrial	$87,026	33.8%	$5,584,117	1.56%
Energy	15,422	6.3	1,036,579	1.49
Paycheck Protection Program	—	1.3	207,669	—
Commercial real estate	128,954	47.1	7,798,399	1.65
Consumer real estate	6,359	8.6	1,433,625	0.44
Consumer and other	9,074	2.9	482,148	1.88
Total	$246,835	100.0%	$16,542,537	1.49
Excluding PPP loans	$246,835		$16,334,868	1.51%
December 31, 2021
Commercial and industrial	$72,091	32.9%	$5,364,954	1.34%
Energy	17,217	6.6	1,077,792	1.60
Paycheck Protection Program	—	2.6	428,882	—
Commercial real estate	144,936	46.4	7,576,610	1.91
Consumer real estate	6,585	8.6	1,410,790	0.47
Consumer and other	7,837	2.9	477,369	1.64
Total	$248,666	100.0%	$16,336,397	1.52
Excluding PPP loans	$248,666		$15,907,515	1.56
The allowance allocated to commercial and industrial loans totaled $87.0 million, or 1.56% of total commercial and industrial loans, at March 31, 2022 increasing $14.9 million, or 20.7%, compared to $72.1 million, or 1.34% of total commercial and industrial loans on December 31, 2021. Modeled expected credit losses decreased $311 thousand while Q-Factor and other qualitative adjustments related to commercial and industrial loans increased $19.3 million. Specific allocations for commercial and industrial loans that were evaluated for expected credit losses on an individual basis decreased $4.1 million from $10.5 million at December 31, 2021 to $6.5 million at March 31, 2022. The decrease in specific allocations for commercial and industrial loans was related to principal payments received and the recognition of charge-offs.
The allowance allocated to energy loans totaled $15.4 million, or 1.49% of total energy loans, at March 31, 2022 decreasing $1.8 million, or 10.4%, compared to $17.2 million, or 1.60% of total energy loans on December 31, 2021. Modeled expected credit losses related to energy loans decreased $392 thousand while Q-Factor and other qualitative adjustments related to energy loans decreased $1.1 million. Specific allocations for energy loans that were evaluated for expected credit losses on an individual basis totaled $5.2 million at March 31, 2022 decreasing $289 thousand compared to $5.5 million on December 31, 2021.
The allowance allocated to commercial real estate loans totaled $129.0 million, or 1.65% of total commercial real estate loans, at March 31, 2022 decreasing $16.0 million, or 11.0%, compared to $144.9 million, or 1.91% of total commercial real estate loans on December 31, 2021. Modeled expected credit losses related to commercial real estate loans increased $434 thousand while Q-Factor and other qualitative adjustments related to commercial real estate loans decreased $16.3 million. Specific allocations for commercial real estate loans that were evaluated for expected credit losses on an individual basis decreased from $400 thousand on December 31, 2021 to $326 thousand at March 31, 2022.
The allowance allocated to consumer real estate loans totaled $6.4 million, or 0.44% of total consumer real estate loans, at March 31, 2022 decreasing $226 thousand, or 3.4%, compared to $6.6 million, or 0.47% of total consumer real estate loans on December 31, 2021. Modeled expected credit losses related to consumer real estate loans decreased $224 thousand while Q-Factor and other qualitative adjustments related to consumer real estate loans decreased $2 thousand.
The allowance allocated to consumer loans totaled $9.1 million, or 1.88% of total consumer loans, at March 31, 2022 increasing $1.2 million, or 15.8%, compared to $7.8 million, or 1.64% of total consumer loans, on December 31, 2021. Modeled expected credit losses related to consumer loans increased $1.2 million while Q-Factor and other qualitative adjustments related to consumer loans did not fluctuate.

As more fully described in our 2021 Form 10-K, we measure expected credit losses over the life of each loan utilizing a combination of models which measure probability of default and loss given default, among other things. The measurement of expected credit losses is impacted by loan/borrower attributes and certain macroeconomic variables. Models are adjusted to reflect current impact of certain macroeconomic variables as well as their expected changes over a reasonable and supportable forecast period.
In estimating expected credit losses as of March 31, 2022, we utilized the Moody’s Analytics March 2022 Consensus Scenario (the “March 2022 Consensus Scenario”) to forecast the macroeconomic variables used in our models. The March 2022 Consensus Scenario was based on the review of a variety of surveys of baseline forecasts of the U.S. economy. The March 2022 Consensus Scenario projections included, among other things, (i) U.S. Nominal Gross Domestic Product annualized quarterly growth rate of 8.7% in the second quarter of 2022, followed by average annualized quarterly growth rates of 4.4% during 2022 and 4.6% through the end of the forecast period in the first quarter of 2024; (ii) U.S. unemployment rate of 3.7% in the second quarter of 2022 and remaining fairly flat through the end of the forecast period where it is projected to be 3.6% in the first quarter of 2024; (iii) Texas unemployment rate of 4.0% in the second quarter of 2022 and improving to 3.7% by the end of the forecast in the first quarter of 2024; (iv) projected average 10 year Treasury rate of 2.08% in the second quarter of 2022, increasing to average projected rates of 2.15% during the remainder of 2022 and 2.33% through the end of the forecast period in the first quarter of 2024.
In estimating expected credit losses as of December 31, 2021, we utilized the Moody’s Analytics December 2021 Consensus Scenario (the “December 2021 Consensus Scenario”) to forecast the macroeconomic variables used in our models. The December 2021 Consensus Scenario was based on the review of a variety of surveys of baseline forecasts of the U.S. economy. The December 2021 Consensus Scenario projections included, among other things, (i) U.S. Nominal Gross Domestic Product annualized quarterly growth rate of 6.4% in the first quarter of 2022, followed by annualized quarterly growth rates in the range of 3.8% to 5.4% during the remainder of 2022 and an average annualized growth rate of 4.8% through the end of the forecast period in the fourth quarter of 2023; (ii) U.S. unemployment rate of 4.3% in the first quarter of 2022 improving to 3.7% by the end of the forecast period in the fourth quarter of 2023 with Texas unemployment rates slightly higher at those dates; and (iii) projected average 10 year Treasury rate of 1.59% in the first quarter of 2022, increasing to average projected rates of 1.75% during the remainder of 2022 and 2.10% in 2023.
The overall loan portfolio, excluding PPP loans which are fully guaranteed by the SBA, as of March 31, 2022 increased $427.4 million, or 2.7%, compared to December 31, 2021. This increase included a $221.8 million, or 2.9%, increase in commercial real estate loans, a $219.2 million, or 4.1%, increase in commercial and industrial loans, a $22.8 million, or 1.6%, increase in consumer real estate loans and a $4.8 million, or 1.0%, increase in consumer and other loans partly offset by a $41.2 million, or 3.8%, decrease in energy loans.
The weighted average risk grade for commercial and industrial loans increased to 6.34 at March 31, 2022 compared to 6.22 at December 31, 2021. This increase was primarily due to an increase in the weighted-average risk grade of pass-grade commercial and industrial loans to 6.18 at March 31, 2022 from 6.01 at December 31, 2021. Commercial and industrial loans graded “watch” and “special mention” (risk grades 9 and 10) decreased $48.1 million during the first three months of 2021 while classified commercial and industrial loans decreased $3.3 million. Classified loans consist of loans having a risk grade of 11, 12 or 13. The weighted-average risk grade for energy loans decreased to 5.89 at March 31, 2022 from 6.06 at December 31, 2021. The decrease in the weighted average risk grade was primarily related to a $27.6 million decrease in energy loans graded “watch” and “special mention” (risk grades 9 and 10) and an $4.5 million decrease in classified energy loans. Pass grade energy loans decreased $9.1 million and the weighted-average risk grade of pass grade energy loans decreased slightly from 5.78 at December 31, 2021 to 5.71 at March 31, 2022. The weighted average risk grade for commercial real estate loans decreased to 7.11 at March 31, 2022 from 7.19 at December 31, 2021. Pass grade commercial real estate loans increased $361.0 million while commercial real estate loans graded as “watch” and “special mention” decreased $107.0 million and classified commercial real estate loans decreased $32.2 million.
As noted above, our credit loss models utilized the economic forecasts in the Moody's March 2022 Consensus Scenario for our estimated expected credit losses as of March 31, 2022 and the Moody's December 2021 Consensus Scenario for our estimate of expected credit losses as of December 31, 2021. We qualitatively adjusted the model results based on these scenarios for various risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These qualitative factor (“Q-Factor”) adjustments are discussed below.
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

As a result of this assessment as of March 31, 2022, modeled expected credit losses were adjusted upwards by a weighted-average Q-Factor adjustment of approximately 1.9%, resulting in a $1.4 million total adjustment, down from approximately 2.3% at December 31, 2021, which resulted in a $1.8 million total adjustment. The weighted-average Q-Factor adjustment at March 31, 2022 was based on a limited negative expected impact on our commercial loan portfolios related to changes in loan portfolio concentrations; a negative expected impact associated with national, regional and local economic and business conditions and developments that affect the collectability of loans; a severely negative expected impact from other risk factors associated with our commercial real estate construction and land loan portfolios, particularly the risks related to expected extensions; and no impact to changes lending policies procedures and underwriting standards; loan portfolio attributes; changes in risk grades; changes in the volumes and severity of loan delinquencies; and adverse classifications and potential deterioration of collateral values.
We have also provided additional qualitative adjustments, or management overlays, as of March 31, 2022 as management believes there are still significant risks impacting certain categories of our loan portfolio. Q-Factor and other qualitative adjustments as of March 31, 2022 are detailed in the table below.

	Q-Factor Adjustment	Model Overlays	Office Building Overlays	Down-Side Scenario Overlay	Post-Pandemic Overlays	Credit Concentration Overlays	Consumer Overlay	Total
Commercial and industrial	$700	$—	$—	$27,218	$1,543	$4,455	$—	$33,916
Energy	90	—	—	—	—	4,170	—	4,260
Commercial real estate:
Owner occupied	160	35,546	—	—	1,206	1,306	—	38,218
Non-owner occupied	14	12,107	28,956	—	10,582	689	—	52,348
Construction	393	12,949	6,675	—	231	704	—	20,952
Consumer real estate	63	—	—	—	—	—	—	63
Consumer	8	—	—	—	—	—	1,432	1,440
Total	$1,428	$60,602	$35,631	$27,218	$13,562	$11,324	$1,432	$151,197
Model overlays are qualitative adjustments to address the effect of unusually large positive changes in certain economic variables used by our commercial real estate credit loss models. These adjustments are determined based upon minimum reserve ratios for our commercial real estate - owner occupied, commercial real estate - non-owner occupied and commercial real estate - construction loan portfolios.
Office building overlays are qualitative adjustments to address longer-term concerns over the utilization of commercial office space which could impact the long-term performance of some types of office properties within our commercial real estate loan portfolio. These adjustments are determined based upon minimum reserve ratios for loans within our commercial real estate - non-owner occupied and commercial real estate - construction loan portfolios that have risk grades of 8 or worse.
The down-side scenario overlay is a qualitative adjustment for our commercial and industrial loan portfolio to address the significant risk of economic recession as a result of inflation; labor shortages; disruption in financial markets and global supply chains; further oil price volatility; and the current or anticipated impact of military conflict, including the current war between Russia and Ukraine, terrorism or other geopolitical events. Factors such as these are outside of our control but nonetheless affect customer income levels and could alter anticipated customer behavior, including borrowing, repayment, investment and deposit practices. To determine this qualitative adjustment, we use an alternative, more pessimistic economic scenario to forecast the macroeconomic variables used in our models. As of March 31, 2022, we used the Moody’s Analytics March 2022 S3 Alternative Scenario Downside - 90th Percentile (the “March 2022 S3 Scenario”). In modeling expected credit losses using this scenario, we also assume each loan within our modeled loan pools is downgraded by one risk grade level. The qualitative adjustment is based upon the amount by which the alternative scenario modeling results exceed those of the primary scenario used in estimating credit loss expense, adjusted based upon management's assessment of the probability that this more pessimistic economic scenario will occur.
Post-pandemic overlays are qualitative adjustments to address elevated risk associated with certain industries and not addressed in other qualitative adjustments, due to the lingering, post-pandemic effects of COVID-19, particularly the impact of behavioral changes in business travel and entertainment, labor and staffing shortages, and inflation. These adjustments are determined based upon minimum reserve ratios, stratified by risk grade, for loans to customers within the hotel, restaurant and entertainment industries. These industries were considered the most at risk based upon a comprehensive review of the financial condition and overall outlook of the borrowers within these portfolios. We are continuing to monitor these customers closely as they have been, and are expected to continue to be, more significantly impacted by the lingering, post-pandemic effects of COVID-19.

Credit concentration overlays are qualitative adjustments based upon statistical analysis to address relationship exposure concentrations within our loan portfolio. Variations in loan portfolio concentrations over time cause expected credit losses within our existing portfolio to differ from historical loss experience. Given that the allowance for credit losses on loans reflects expected credit losses within our loan portfolio and the fact that these expected credit losses are uncertain as to nature, timing and amount, management believes that segments with higher concentration risk are more likely to experience a high loss event. Due to the fact that a significant portion of our loan portfolio is concentrated in large credit relationships and because of large, concentrated credit losses in recent years, management made the qualitative adjustments detailed in the table above to address the risk associated with such a relationship deteriorating to a loss event.
The consumer overlay is a qualitative adjustment for our consumer and other loan portfolio to address the risk associated with the level of unsecured loans within this portfolio and other risk factors. Unsecured consumer loans have an elevated risk of loss in times of economic stress as these loans lack a secondary source of repayment in the form of hard collateral. This adjustment was determined by analyzing our consumer loan charge-off trends as well as those of the general banking industry. Management deemed it appropriate to consider an additional overlay to the modeled forecasted losses for the unsecured consumer portfolio.
As of December 31, 2021, we provided qualitative adjustments, as detailed in the table below. Though largely similar to those described above, further information regarding these qualitative adjustments is provided in our 2021 Form 10-K.

	Q-Factor Adjustment	Model Overlays	Office Building Overlays	Small Business Overlay	COVID-19 Related Overlays	Credit Concentration Overlays	Consumer Overlay	Total
Commercial and industrial	$939	$—	$—	$3,956	$4,715	$4,999	$—	$14,609
Energy	127	—	—	—	—	5,247	—	5,374
Commercial real estate:
Owner occupied	198	31,806	—	—	7,397	1,320	—	40,721
Non-owner occupied	45	7,762	27,860	—	30,940	731	—	67,338
Construction	383	11,212	5,544	—	2,151	511	—	19,801
Consumer real estate	65	—	—	—	—	—	—	65
Consumer	8	—	—	—	—	—	1,432	1,440
Total	$1,765	$50,780	$33,404	$3,956	$45,203	$12,808	$1,432	$149,348
Additional information related to credit loss expense and net (charge-offs) recoveries is presented in the table below. Also see Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report.

	Credit Loss Expense (Benefit)	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans
Three months ended:
March 31, 2022
Commercial and industrial	$17,561	$(2,626)	$5,466,467	(0.19)%
Energy	(2,044)	249	1,055,021	0.10
Paycheck Protection Program	—	—	302,431	—
Commercial real estate	(15,609)	(373)	7,666,754	(0.02)
Consumer real estate	(26)	(200)	1,422,077	(0.06)
Consumer and other	4,582	(3,345)	473,708	(2.86)
Total	$4,464	$(6,295)	$16,386,458	(0.16)
Excluding PPP loans	$4,464	$(6,295)	$16,084,027	(0.16)
March 31, 2021
Commercial and industrial	$(1,965)	$(986)	$4,816,537	(0.08)%
Energy	(5,801)	(280)	1,169,168	(0.10)
Paycheck Protection Program	—	—	2,831,085	—
Commercial real estate	8,922	626	7,072,932	0.04
Consumer real estate	(2,722)	432	1,328,590	0.13
Consumer and other	1,566	(1,711)	465,605	(1.49)
Total	$—	$(1,919)	$17,683,917	(0.04)
Excluding PPP loans	$—	$(1,919)	$14,852,832	(0.05)

We recorded a net credit loss expense related to loans totaling $4.5 million for the three months ended March 31, 2022 while no net credit loss expense or benefit was recognized during the same period in 2021. Net credit loss expense/benefit for each portfolio segment reflects the amount needed to adjust the allowance for credit losses allocated to that segment to the level of expected credit losses determined under our allowance methodology after net charge-offs have been recognized. The net credit loss expense related to loans during the first three months of 2022 primarily reflects increases in expected credit losses associated with commercial and industrial loans, primarily related to the down-side scenario overlay discussed above, and consumer and other loans, primarily related to an increase in modeled losses, as well as the level of net charge-offs associated with these loan portfolio segments. The impact of these items was partly offset by a decrease in expected credit losses associated with commercial real estate loans, primarily related to a decrease in expected credit losses related to certain pandemic impacted industries. The ratio of the allowance for credit losses on loans to total loans was 1.49% (1.51% excluding PPP loans) at March 31, 2022 compared to 1.52% (1.56% excluding PPP loans) at December 31, 2021. Management believes the recorded amount of the allowance for credit losses on loans is appropriate based upon management’s best estimate of current expected credit losses within the existing portfolio of loans. Should any of the factors considered by management in making this estimate change, our estimate of current expect credit losses could also change, which could affect the level of future credit loss expense related to loans.
Allowance for Credit Losses - Off-Balance-Sheet Credit Exposures. The allowance for credit losses on off-balance-sheet credit exposures totaled approximately $45.9 million and $50.3 million at March 31, 2022 and December 31, 2021, respectively. The level of the allowance for credit losses on off-balance-sheet credit exposures depends upon the volume of outstanding commitments, underlying risk grades, the expected utilization of available funds and forecasted economic conditions impacting our loan portfolio. Our policies and methodology used to estimate the allowance for credit losses on off-balance-sheet credit exposures are further described in our 2021 Form 10-K. We recognized a net credit loss benefit related to off-balance-sheet credit exposures totaling $4.5 million during the three months ended March 31, 2022 compared to a net credit loss expense of $65 thousand during the same period in 2021. The credit loss benefit during the first three months of 2022 was partly impacted by the upgrade of a large credit commitment within our SNC portfolio.
Capital and Liquidity
Capital. Shareholders’ equity totaled $3.8 billion and $4.4 billion at March 31, 2022 and December 31, 2021, respectively. The decrease was primarily related to the accumulated other comprehensive income/loss component of shareholders’ equity which decreased to a net, after-tax, unrealized loss of $371.8 million at March 31, 2022 from a net, after-tax unrealized gain of $347.3 million at December 31, 2021. The change was primarily due to a $719.5 million net, after-tax, decrease in the fair value of securities available for sale. Other uses of capital during the three months ended March 31, 2022 included $50.1 million of dividends paid on preferred and common stock and $996 thousand of treasury stock purchases. Sources of capital during the three months ended March 31, 2022 included net income of $99.1 million, $5.7 million in proceeds from stock option exercises and $2.1 million related to stock-based compensation.
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
We paid a quarterly dividend of $0.75 per common share during the first quarter of 2022 and a quarterly dividend of $0.72 per common share during the first quarter of 2021. These dividend amounts equate to a common stock dividend payout ratio of 49.7% and 40.5% during the first three months of 2022 and 2021, respectively. Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our capital stock may be impacted by certain restrictions described in Note 7 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.
Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On January 26, 2022 our board of directors authorized a $100.0 million stock repurchase program, allowing us to repurchase shares of our common stock over a one-year period from time to time at various prices in the open market or through private transactions. No shares have been repurchased under this plan or under a prior plan during the reported periods.

See Note 7 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements and Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds, each included elsewhere in this report.
Liquidity. As more fully discussed in our 2021 Form 10-K, our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. Our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings as well as maturities of securities and loan amortization. As of March 31, 2022, we had approximately $13.4 billion held in an interest-bearing account at the Federal Reserve. We also have the ability to borrow funds as a member of the Federal Home Loan Bank (“FHLB”). As of March 31, 2022, based upon available, pledgeable collateral, our total borrowing capacity with the FHLB was approximately $3.2 billion. Furthermore, at March 31, 2022, we had approximately $12.8 billion in securities that were unencumbered by a pledge and could be used to support additional borrowings through repurchase agreements or the Federal Reserve discount window, as needed.
Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 7 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At March 31, 2022, Cullen/Frost had liquid assets, including cash and resell agreements, totaling $476.0 million.
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
Refer to the discussion of market risks included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the 2021 Form 10-K. There has been no significant change in the types of market risks we face since December 31, 2021.
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
For modeling purposes, as of March 31, 2022, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 2.1% and 5.8%, respectively, relative to the flat-rate case over the next 12 months, while a 50 basis point ratable decrease in interest rates would result in a negative variance in net interest income of 3.7% relative to the flat-rate case over the next 12 months. For modeling purposes, as of December 31, 2021, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 2.8% and 7.1%, respectively, relative to the flat-rate case over the next 12 months, while a 25 basis point ratable decrease in interest rates would result in a negative variance in net interest income of 3.0% relative to the flat-rate case over the next 12 months. Both the March 31, 2022 and December 31, 2021 model simulations for increased interest rates were impacted by the assumption, for modeling purposes, that we will begin to pay interest on commercial demand deposits (those not already receiving an earnings credit rate) in the first and second quarters of 2022, respectively, as further discussed below. The likelihood of a decrease in interest rates beyond 50 basis points as of March 31, 2022 and 25 basis points as of December 31, 2021 was considered remote given prevailing interest rate levels.
The model simulations as of March 31, 2022 indicate that our projected balance sheet is less asset sensitive in comparison to our balance sheet as of December 31, 2021. The decreased asset sensitivity was partly due to a decrease in the relative proportion of interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) and federal funds sold to projected average interest-earning assets. Interest-bearing deposits and federal funds sold are more immediately impacted by changes in interest rates in comparison to our other categories of earning assets. Additionally, the positive impact of increasing interest rates was partly mitigated due to an increase in the relative proportion of interest-bearing deposit liabilities to total deposits as of March 31, 2022 compared to December 31, 2021, resulting in a higher projected cost of deposits.
We do not currently pay interest on a significant portion of our commercial demand deposits. Any interest rate that would ultimately be paid on these commercial demand deposits would likely depend upon a variety of factors, some of which are beyond our control. Our modeling simulations as of March 31, 2022 and December 31, 2021 assume a slightly aggressive pricing structure with regards to interest payments on commercial demand deposits (those not already receiving an earnings credit) with interest payments assumed to begin in the second and first quarters of 2022, respectively. This pricing structure on commercial demand deposits assumes a deposit pricing beta of 25%. The pricing beta is a measure of how much deposit rates reprice, up or down, given a defined change in market rates.
As of March 31, 2022, the effects of a 200 basis point increase and a 50 basis point decrease in interest rates on our derivative holdings would not result in a significant variance in our net interest income.
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
Item 1A. Risk Factors
There has been no material change in the risk factors disclosed under Item 1A. of our 2021 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases we made or were made on our behalf or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended March 31, 2022. Dollar amounts in thousands.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plan at the End of the Period
January 1, 2022 to January 31, 2022	—		$—	—	$100,000
February 1, 2022 to February 28, 2022	—		—	—	100,000
March 1, 2022 to March 31, 2022	7,459	(1)	133.54	—	100,000
Total	7,459			—
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

Cullen/Frost Bankers, Inc.
(Registrant)

Date:	April 28, 2022	By:	/s/ Jerry Salinas
Jerry Salinas
Group Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer, Principal Financial
Officer and Principal Accounting Officer)