Form 10-Q
period 2022-06-30
CULLEN/FROST BANKERS, INC.
filed 2022-07-28
CIK 39263

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2022
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 21, 2022 there were 64,127,979 shares of the registrant’s Common Stock, $.01 par value, outstanding.

Cullen/Frost Bankers, Inc.
Quarterly Report on Form 10-Q
June 30, 2022

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Cullen/Frost Bankers, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	June 30, 2022	December 31, 2021
Assets:
Cash and due from banks	$743,098	$555,778
Interest-bearing deposits	12,809,937	15,985,244
Federal funds sold	95,900	34,075
Resell agreements	9,650	7,903
Total cash and cash equivalents	13,658,585	16,583,000
Securities held to maturity, net of allowance for credit losses of $158 at June 30, 2022 and $158 at December 31, 2021	1,946,428	1,749,179
Securities available for sale, at estimated fair value	16,781,685	13,924,628
Trading account securities	24,680	25,162
Loans, net of unearned discounts	16,736,026	16,336,397
Less: Allowance for credit losses on loans	(239,632)	(248,666)
Net loans	16,496,394	16,087,731
Premises and equipment, net	1,046,495	1,050,331
Goodwill	654,952	654,952
Other intangible assets, net	589	866
Cash surrender value of life insurance policies	189,823	190,139
Accrued interest receivable and other assets	985,257	612,502
Total assets	$51,784,888	$50,878,490

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$18,783,931	$18,423,018
Interest-bearing deposits	26,817,834	24,272,678
Total deposits	45,601,765	42,695,696
Federal funds purchased	43,200	25,925
Repurchase agreements	1,664,685	2,740,799
Junior subordinated deferrable interest debentures, net of unamortized issuance costs	123,040	123,011
Subordinated notes, net of unamortized issuance costs	99,256	99,178
Accrued interest payable and other liabilities	905,967	754,326
Total liabilities	48,437,913	46,438,935

Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; 150,000 Series B shares ($1,000 liquidation preference) issued at June 30, 2022 and December 31, 2021	145,452	145,452
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 64,236,306 shares issued at June 30, 2022 and December 31, 2021	642	642
Additional paid-in capital	1,015,451	1,009,921
Retained earnings	3,070,109	2,956,966
Accumulated other comprehensive income (loss), net of tax	(874,206)	347,318
Treasury stock, at cost; 113,267 shares at June 30, 2022 and 250,070 shares at December 31, 2021	(10,473)	(20,744)
Total shareholders’ equity	3,346,975	4,439,555
Total liabilities and shareholders’ equity	$51,784,888	$50,878,490
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income:
Loans, including fees	$166,679	$182,695	$316,656	$350,178
Securities:
Taxable	56,365	20,602	99,423	40,630
Tax-exempt	57,078	56,111	113,944	112,774
Interest-bearing deposits	26,371	3,614	32,714	6,047
Federal funds sold	99	8	112	11
Resell agreements	10	4	14	5
Total interest income	306,602	263,034	562,863	509,645
Interest expense:
Deposits	14,593	3,499	19,505	7,016
Federal funds purchased	75	7	87	15
Repurchase agreements	1,790	570	2,308	965
Junior subordinated deferrable interest debentures	772	638	1,356	1,284
Subordinated notes	1,164	1,164	2,328	2,328
Total interest expense	18,394	5,878	25,584	11,608
Net interest income	288,208	257,156	537,279	498,037
Credit loss expense	—	—	—	63
Net interest income after credit loss expense	288,208	257,156	537,279	497,974
Non-interest income:
Trust and investment management fees	37,776	37,874	76,432	73,188
Service charges on deposit accounts	23,870	19,849	46,610	39,842
Insurance commissions and fees	11,776	10,773	28,384	28,086
Interchange and card transaction fees	4,911	4,641	9,137	8,734
Other charges, commissions and fees	9,887	8,640	19,514	16,944
Net gain (loss) on securities transactions	—	—	—	—
Other	9,707	9,470	19,240	17,689
Total non-interest income	97,927	91,247	199,317	184,483
Non-interest expense:
Salaries and wages	116,881	97,035	228,210	190,493
Employee benefits	20,733	18,728	44,953	41,264
Net occupancy	28,379	26,650	55,790	52,701
Technology, furniture and equipment	29,921	27,998	59,078	56,014
Deposit insurance	3,724	2,877	7,357	5,805
Intangible amortization	131	185	277	387
Other	46,578	41,781	89,414	78,732
Total non-interest expense	246,347	215,254	485,079	425,396
Income before income taxes	139,788	133,149	251,517	257,061
Income taxes	20,674	15,081	33,301	22,978
Net income	119,114	118,068	218,216	234,083
Preferred stock dividends	1,669	1,669	3,338	3,820
Net income available to common shareholders	$117,445	$116,399	$214,878	$230,263

Earnings per common share:
Basic	$1.82	$1.81	$3.32	$3.59
Diluted	1.81	1.80	3.31	3.57
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$119,114	$118,068	$218,216	$234,083
Other comprehensive income (loss), before tax:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	(636,523)	30,668	(1,547,318)	(129,111)
Change in net unrealized gain on securities transferred to held to maturity	(189)	(245)	(398)	(504)
Reclassification adjustment for net (gains) losses included in net income	—	—	—	—
Total securities available for sale and transferred securities	(636,712)	30,423	(1,547,716)	(129,615)
Defined-benefit post-retirement benefit plans:
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	741	1,529	1,482	3,058
Total defined-benefit post-retirement benefit plans	741	1,529	1,482	3,058
Other comprehensive income (loss), before tax	(635,971)	31,952	(1,546,234)	(126,557)
Deferred tax expense (benefit)	(133,555)	6,710	(324,710)	(26,577)
Other comprehensive income (loss), net of tax	(502,416)	25,242	(1,221,524)	(99,980)
Comprehensive income (loss)	$(383,302)	$143,310	$(1,003,308)	$134,103
See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Three months ended:
June 30, 2022
Balance at beginning of period	$145,452	$642	$1,012,033	$3,002,642	$(371,790)	$(12,687)	$3,776,292
Net income	—	—	—	119,114	—	—	119,114
Other comprehensive income (loss), net of tax	—	—	—	—	(502,416)	—	(502,416)
Stock option exercises/stock unit conversions (28,832 shares)	—	—	—	(1,463)	—	2,214	751
Stock-based compensation expense recognized in earnings	—	—	3,418	—	—	—	3,418
Cash dividends – Series B preferred stock (approximately $11.13 per share which is equivalent to approximately $0.28 per depositary share)	—	—	—	(1,669)	—	—	(1,669)
Cash dividends – common stock ($0.75 per share)	—	—	—	(48,515)	—	—	(48,515)
Balance at end of period	$145,452	$642	$1,015,451	$3,070,109	$(874,206)	$(10,473)	$3,346,975

June 30, 2021
Balance at beginning of period	$145,452	$642	$999,694	$2,797,064	$387,748	$(62,682)	$4,267,918
Net income	—	—	—	118,068	—	—	118,068
Other comprehensive income (loss), net of tax	—	—	—	—	25,242	—	25,242
Stock option exercises/stock unit conversions (114,252 shares)	—	—	—	(4,225)	—	11,510	7,285
Stock-based compensation expense recognized in earnings	—	—	3,245	—	—	—	3,245
Cash dividends – Series B preferred stock (approximately $11.13 per share which is equivalent to approximately $0.28 per depositary share)	—	—	—	(1,669)	—	—	(1,669)
Cash dividends – common stock ($0.72 per share)	—	—	—	(46,272)	—	—	(46,272)
Balance at end of period	$145,452	$642	$1,002,939	$2,862,966	$412,990	$(51,172)	$4,373,817
See accompanying Notes to Consolidated Financial Statements

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Six months ended:
June 30, 2022
Balance at beginning of period	$145,452	$642	$1,009,921	$2,956,966	$347,318	$(20,744)	$4,439,555
Net income	—	—	—	218,216	—	—	218,216
Other comprehensive income (loss), net of tax	—	—	—	—	(1,221,524)	—	(1,221,524)
Stock option exercises/stock unit conversions (144,262 shares)	—	—	—	(4,777)	—	11,267	6,490
Stock-based compensation expense recognized in earnings	—	—	5,530	—	—	—	5,530
Purchase of treasury stock (7,459 shares)	—	—	—	—	—	(996)	(996)
Cash dividends – Series B preferred stock (approximately $22.25 per share which is equivalent to approximately $0.56 per depositary share)	—	—	—	(3,338)	—	—	(3,338)
Cash dividends – common stock ($1.50 per share)	—	—	—	(96,958)	—	—	(96,958)
Balance at end of period	$145,452	$642	$1,015,451	$3,070,109	$(874,206)	$(10,473)	$3,346,975

June 30, 2021
Balance at beginning of period	$145,452	$642	$997,168	$2,750,723	$512,970	$(113,939)	$4,293,016
Net income	—	—	—	234,083	—	—	234,083
Other comprehensive income (loss), net of tax	—	—	—	—	(99,980)	—	(99,980)
Stock option exercises/stock unit conversions (628,076 shares)	—	—	—	(25,567)	—	62,249	36,682
Stock-based compensation expense recognized in earnings	—	—	5,771	—	—	—	5,771
Purchase of treasury stock (11,625 shares)	—	—	—	—	—	(1,288)	(1,288)
Treasury stock issued to the 401(k) stock purchase plan (18,555 shares)	—	—	—	(57)	—	1,806	1,749
Cash dividends – Series B preferred stock (approximately $25.46 per share which is equivalent to approximately $0.64 per depositary share)	—	—	—	(3,820)	—	—	(3,820)
Cash dividends – common stock ($1.44 per share)	—	—	—	(92,396)	—	—	(92,396)
Balance at end of period	$145,452	$642	$1,002,939	$2,862,966	$412,990	$(51,172)	$4,373,817
See accompanying Notes to Consolidated Financial Statements

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Six Months Ended June 30,
	2022	2021
Operating Activities:
Net income	$218,216	$234,083
Adjustments to reconcile net income to net cash from operating activities:
Credit loss expense	—	63
Deferred tax expense (benefit)	(2,404)	5,188
Accretion of loan discounts	(6,581)	(6,577)
Securities premium amortization (discount accretion), net	53,225	60,434
Net (gain) loss on securities transactions	—	—
Depreciation and amortization	35,406	34,060
Net (gain) loss on sale/write-down of assets/foreclosed assets	103	(1,876)
Stock-based compensation	5,530	5,771
Net tax benefit from stock-based compensation	1,645	4,218
Earnings on life insurance policies	(1,016)	(1,343)
Net change in:
Trading account securities	482	319
Lease right-of-use assets	12,042	11,697
Accrued interest receivable and other assets	(135,239)	(39,195)
Accrued interest payable and other liabilities	113,645	41,748
Net cash from operating activities	295,054	348,590
Investing Activities:
Securities held to maturity:
Purchases	(411,527)	—
Maturities, calls and principal repayments	263,226	122,416
Securities available for sale:
Purchases	(4,778,475)	(801,167)
Sales	—	—
Maturities, calls and principal repayments	382,152	576,763
Proceeds from sale of loans	2,365	—
Net change in loans	(404,515)	884,799
Benefits received on life insurance policies	1,332	1,509
Proceeds from sales of premises and equipment	18	6,436
Purchases of premises and equipment	(28,016)	(28,053)
Proceeds from sales of repossessed properties	1,543	100
Net cash from investing activities	(4,971,897)	762,803
Financing Activities:
Net change in deposits	2,906,069	3,718,379
Net change in short-term borrowings	(1,058,839)	126,592
Proceeds from stock option exercises	6,490	36,682
Purchase of treasury stock	(996)	(1,288)
Cash dividends paid on preferred stock	(3,338)	(3,820)
Cash dividends paid on common stock	(96,958)	(92,396)
Net cash from financing activities	1,752,428	3,784,149
Net change in cash and cash equivalents	(2,924,415)	4,895,542
Cash and cash equivalents at beginning of period	16,583,000	10,288,853
Cash and cash equivalents at end of period	$13,658,585	$15,184,395

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
Cash Flow Reporting. Additional cash flow information was as follows:

	Six Months Ended June 30,
	2022	2021
Cash paid for interest	$22,551	$15,936
Cash paid for income taxes	45,500	15,400
Significant non-cash transactions:
Unsettled securities transactions	110,623	358,752
Loans foreclosed and transferred to other real estate owned and foreclosed assets	—	3,251
Right-of-use lease assets obtained in exchange for lessee operating lease liabilities	8,857	1,552
Treasury stock issued to 401(k) stock purchase plan	—	1,749
Accounting Changes, Reclassifications and Restatements. Certain items in prior financial statements have been reclassified to conform to the current presentation.

Note 2 - Securities
Securities - Held to Maturity. A summary of the amortized cost, fair value and allowance for credit losses related to securities held to maturity as of June 30, 2022 and December 31, 2021 is presented below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses	Net Carrying Amount
June 30, 2022
Residential mortgage-backed securities	$526,675	$—	$40,383	$486,292	$—	$526,675
States and political subdivisions	1,418,411	3,956	81,583	1,340,784	(158)	1,418,253
Other	1,500	—	61	1,439	—	1,500
Total	$1,946,586	$3,956	$122,027	$1,828,515	$(158)	$1,946,428
December 31, 2021
Residential mortgage-backed securities	$527,264	$18,766	$—	$546,030	$—	$527,264
States and political subdivisions	1,220,573	41,141	101	1,261,613	(158)	1,220,415
Other	1,500	—	—	1,500	—	1,500
Total	$1,749,337	$59,907	$101	$1,809,143	$(158)	$1,749,179
All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. The carrying value of held-to-maturity securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $245.5 million and $642.3 million at June 30, 2022 and December 31, 2021, respectively. Accrued interest receivable on held-to-maturity securities totaled $18.0 million and $18.4 million at June 30, 2022 and December 31, 2021, respectively and is included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
From time to time, we have reclassified certain securities from available for sale to held to maturity. The net unamortized, unrealized gain remaining on transferred securities included in accumulated other comprehensive income in the accompanying balance sheet totaled $2.1 million ($1.7 million, net of tax) at June 30, 2022 and $2.5 million ($2.0 million, net of tax) at December 31, 2021. This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities.
The following table summarizes Moody's and/or Standard & Poor's bond ratings for our portfolio of held-to-maturity securities issued by States and political subdivisions and other securities as of June 30, 2022 and December 31, 2021:

	States and Political Subdivisions
	Not Guaranteed or Pre-Refunded	Guaranteed by the Texas PSF	Pre-Refunded	Total	Other Securities
June 30, 2022
Aaa/AAA	$161,274	$764,405	$344,335	$1,270,014	$—
Aa/AA	148,397	—	—	148,397	—
Not rated	—	—	—	—	1,500
Total	$309,671	$764,405	$344,335	$1,418,411	$1,500
December 31, 2021
Aaa/AAA	$92,379	$460,648	$563,251	$1,116,278	$—
Aa/AA	104,295	—	—	104,295	—
Not rated	—	—	—	—	1,500
Total	$196,674	$460,648	$563,251	$1,220,573	$1,500

The following table details activity in the allowance for credit losses on held-to-maturity securities during the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$158	$158	$158	$160
Credit loss expense (benefit)	—	—	—	(2)
Ending balance	$158	$158	$158	$158
Securities - Available for Sale. A summary of the amortized cost, fair value and allowance for credit losses related to securities available for sale as of June 30, 2022 and December 31, 2021 is presented below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
June 30, 2022
U.S. Treasury	$4,656,896	$2,093	$242,690	$—	$4,416,299
Residential mortgage-backed securities	5,967,803	3,443	635,521	—	5,335,725
States and political subdivisions	7,183,199	50,465	246,368	—	6,987,296
Other	42,365	—	—	—	42,365
Total	$17,850,263	$56,001	$1,124,579	$—	$16,781,685
December 31, 2021
U.S. Treasury	$2,165,702	$23,333	$9,602	$—	$2,179,433
Residential mortgage-backed securities	4,059,692	31,662	25,089	—	4,066,265
States and political subdivisions	7,178,135	463,810	5,374	—	7,636,571
Other	42,359	—	—	—	42,359
Total	$13,445,888	$518,805	$40,065	$—	$13,924,628
All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. At June 30, 2022, all of the securities in our available for sale municipal bond portfolio were issued by the State of Texas or political subdivisions or agencies within the State of Texas, of which approximately 75.3% are either guaranteed by the PSF or have been pre-refunded. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the table above. The carrying value of available-for-sale securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $4.4 billion and $5.8 billion at June 30, 2022 and December 31, 2021, respectively. Accrued interest receivable on available-for-sale securities totaled $131.3 million and $120.5 million at June 30, 2022 and December 31, 2021, respectively, and is included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
The table below summarizes, as of June 30, 2022, securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by type of security and length of time in a continuous unrealized loss position.

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury	$4,224,018	$242,690	$—	$—	$4,224,018	$242,690
Residential mortgage-backed securities	4,825,871	568,405	369,098	67,116	5,194,969	635,521
States and political subdivisions	3,249,625	241,884	13,824	4,484	3,263,449	246,368
Total	$12,299,514	$1,052,979	$382,922	$71,600	$12,682,436	$1,124,579
As of June 30, 2022, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.
Contractual Maturities. The following table summarizes the maturity distribution schedule of securities held to maturity and securities available for sale as of June 30, 2022. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as available for sale include stock in the Federal Reserve Bank and the Federal Home Loan Bank, which have no maturity date. These securities have been included in the total column only.

	Within 1 Year	1 - 5 Years	5 - 10 Years	After 10 Years	Total
Held To Maturity
Amortized Cost
Residential mortgage-backed securities	$3	$—	$514,582	$12,090	$526,675
States and political subdivisions	350,365	84,053	22,102	961,891	1,418,411
Other	—	1,500	—	—	1,500
Total	$350,368	$85,553	$536,684	$973,981	$1,946,586
Estimated Fair Value
Residential mortgage-backed securities	$3	$—	$475,721	$10,568	$486,292
States and political subdivisions	351,237	84,787	22,166	882,594	1,340,784
Other	—	1,439	—	—	1,439
Total	$351,240	$86,226	$497,887	$893,162	$1,828,515
Available For Sale
Amortized Cost
U. S. Treasury	$—	$3,031,706	$1,433,320	$191,870	$4,656,896
Residential mortgage-backed securities	55	11,080	18,743	5,937,925	5,967,803
States and political subdivisions	207,078	1,546,995	902,953	4,526,173	7,183,199
Other	—	—	—	—	42,365
Total	$207,133	$4,589,781	$2,355,016	$10,655,968	$17,850,263
Estimated Fair Value
U. S. Treasury	$—	$2,957,018	$1,301,539	$157,742	$4,416,299
Residential mortgage-backed securities	55	11,231	18,792	5,305,647	5,335,725
States and political subdivisions	209,138	1,579,097	893,132	4,305,929	6,987,296
Other	—	—	—	—	42,365
Total	$209,193	$4,547,346	$2,213,463	$9,769,318	$16,781,685
Sales of Securities. No held to maturity or available for sale securities were sold during the three or six months ended June 30, 2022 or 2021.
Premiums and Discounts. Premium amortization and discount accretion included in interest income on securities was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Premium amortization	$(28,053)	$(30,541)	$(57,113)	$(61,776)
Discount accretion	2,482	705	3,888	1,342
Net (premium amortization) discount accretion	$(25,571)	$(29,836)	$(53,225)	$(60,434)
Trading Account Securities. Trading account securities, at estimated fair value, were as follows:

	June 30, 2022	December 31, 2021
U.S. Treasury	$24,615	$24,237
States and political subdivisions	65	925
Total	$24,680	$25,162

Net gains and losses on trading account securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net gain on sales transactions	$1,012	$293	$1,352	$402
Net mark-to-market gains (losses)	(76)	—	(244)	(69)
Net gain (loss) on trading account securities	$936	$293	$1,108	$333
Note 3 - Loans
Loans were as follows:

	June 30, 2022	December 31, 2021
Commercial and industrial	$5,539,277	$5,364,954
Energy:
Production	762,625	878,436
Service	121,356	105,901
Other	103,944	93,455
Total energy	987,925	1,077,792
Paycheck Protection Program	91,919	428,882
Commercial real estate:
Commercial mortgages	6,041,606	5,867,062
Construction	1,535,808	1,304,271
Land	478,674	405,277
Total commercial real estate	8,056,088	7,576,610
Consumer real estate:
Home equity loans	352,633	324,157
Home equity lines of credit	603,907	519,098
Other	604,495	567,535
Total consumer real estate	1,561,035	1,410,790
Total real estate	9,617,123	8,987,400
Consumer and other	499,782	477,369
Total loans	$16,736,026	$16,336,397
Concentrations of Credit. Most of our lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio, as well as other markets. The majority of our loan portfolio consists of commercial and industrial and commercial real estate loans. As of June 30, 2022, there were no concentrations of loans related to any single industry in excess of 10% of total loans. The largest industry concentration was related to the energy industry, which totaled 5.9% of total loans (also 5.9% excluding PPP loans). Unfunded commitments to extend credit and standby letters of credit issued to customers in the energy industry totaled $887.3 million and $79.1 million, respectively, as of June 30, 2022.
Foreign Loans. We have U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at June 30, 2022 or December 31, 2021.
Related Party Loans. In the ordinary course of business, we have granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”). Such loans totaled $342.5 million at June 30, 2022 and $350.5 million at December 31, 2021.
Accrued Interest Receivable. Accrued interest receivable on loans totaled $44.8 million and $40.0 million at June 30, 2022 and December 31, 2021, respectively and is included in accrued interest receivable and other assets in the accompany consolidated balance sheets.

Non-Accrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions.
Non-accrual loans, segregated by class of loans, were as follows:

	June 30, 2022		December 31, 2021
	Total Non-Accrual	Non-Accrual with No Credit Loss Allowance	Total Non-Accrual	Non-Accrual with No Credit Loss Allowance
Commercial and industrial	$11,170	$3,093	$22,582	$4,701
Energy	11,114	6,442	14,433	8,533
Paycheck Protection Program	—	—	—	—
Commercial real estate:
Buildings, land and other	11,806	6,419	15,297	13,817
Construction	—	—	948	—
Consumer real estate	1,035	732	440	138
Consumer and other	—	—	13	13
Total	$35,125	$16,686	$53,713	$27,202
The following table presents non-accrual loans as of June 30, 2022 by class and year of origination.

	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial	$—	$98	$3,520	$3,507	$1,491	$653	$108	$1,793	$11,170
Energy	5,779	—	—	—	21	—	5,127	187	11,114
Paycheck Protection Program	—	—	—	—	—	—	—	—	—
Commercial real estate:
Buildings, land and other	1,116	7,556	—	229	313	2,592	—	—	11,806
Construction	—	—	—	—	—	—	—	—	—
Consumer real estate	—	—	—	—	—	380	—	655	1,035
Consumer and other	—	—	—	—	—	—	—	—	—
Total	$6,895	$7,654	$3,520	$3,736	$1,825	$3,625	$5,235	$2,635	$35,125
Had non-accrual loans performed in accordance with their original contract terms, we would have recognized additional interest income, net of tax, of approximately $436 thousand and $843 thousand for the three and six months ended June 30, 2022, respectively, and approximately $427 thousand and $881 thousand for the three and six months ended June 30, 2021, respectively.
An age analysis of past due loans (including both accruing and non-accruing loans), segregated by class of loans, as of June 30, 2022 was as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and industrial	$14,529	$3,993	$18,522	$5,520,755	$5,539,277	$3,280
Energy	200	3,275	3,475	984,450	987,925	—
Paycheck Protection Program	5,919	5,063	10,982	80,937	91,919	5,063
Commercial real estate:
Buildings, land and other	17,852	7,441	25,293	6,494,987	6,520,280	781
Construction	832	—	832	1,534,976	1,535,808	—
Consumer real estate	6,921	1,268	8,189	1,552,846	1,561,035	903
Consumer and other	4,443	598	5,041	494,741	499,782	598
Total	$50,696	$21,638	$72,334	$16,663,692	$16,736,026	$10,625

Troubled Debt Restructurings. Troubled debt restructurings during the six months ended June 30, 2022 and 2021 are set forth in the following table.

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Balance at Restructure	Balance at Period-End	Balance at Restructure	Balance at Period-End
Energy	$—	$—	$3,817	$3,817
Commercial real estate:
Buildings, land and other	1,155	1,116	582	579
	$1,155	$1,116	$4,399	$4,396
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
Information as of or for the six months ended June 30, 2022 and 2021 related to loans restructured during the preceding twelve months is set forth in the following table.

	June 30, 2022	June 30, 2021
Restructured loans past due in excess of 90 days at period-end:
Number of loans	—	1
Dollar amount of loans	$—	$1,322
Restructured loans on non-accrual status at period end	1,116	4,090
Charge-offs of restructured loans:
Recognized in connection with restructuring	—	—
Recognized on previously restructured loans	723	—
Proceeds from sale of restructured loans	1,070	—
Credit Quality Indicators. As part of the on-going monitoring of the credit quality of our loan portfolio, management tracks certain credit quality indicators including trends related to (i) the weighted-average risk grade of commercial loans, (ii) the level of classified commercial loans, (iii) the delinquency status of consumer loans, (iv) non-performing loans (see details above) and (v) the general economic conditions in the State of Texas.
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

The following tables present weighted-average risk grades for all commercial loans, by class and year of origination/renewal as of June 30, 2022. Paycheck Protection Program (“PPP”) loans are excluded as such loans are fully guaranteed by the Small Business Administration (“SBA”).

	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total	W/A Risk Grade
Commercial and industrial
Risk grades 1-8	$1,009,520	$805,675	$563,122	$267,129	$142,114	$221,192	$2,213,761	$54,235	$5,276,748	6.23
Risk grade 9	12,633	21,474	6,914	9,067	20,961	8,682	79,546	5,662	164,939	9.00
Risk grade 10	5,000	23,293	2,437	705	1,808	255	20,879	2,093	56,470	10.00
Risk grade 11	—	1,651	6,280	9,490	1,556	2,027	4,100	4,846	29,950	11.00
Risk grade 12	—	98	2,569	3,106	1,427	251	108	747	8,306	12.00
Risk grade 13	—	—	951	401	64	402	—	1,046	2,864	13.00
	$1,027,153	$852,191	$582,273	$289,898	$167,930	$232,809	$2,318,394	$68,629	$5,539,277	6.38
W/A risk grade	6.28	7.03	6.10	6.75	7.01	5.79	6.20	7.52	6.38
Energy
Risk grades 1-8	$312,271	$111,163	$6,939	$6,332	$3,564	$5,239	$446,460	$49,185	$941,153	5.57
Risk grade 9	1,660	95	268	1,192	26	—	10,955	39	14,235	9.00
Risk grade 10	—	—	73	515	239	—	—	58	885	10.00
Risk grade 11	9,097	221	541	4,630	885	164	5,000	—	20,538	11.00
Risk grade 12	3,463	—	—	—	21	—	2,771	187	6,442	12.00
Risk grade 13	2,316	—	—	—	—	—	2,356	—	4,672	13.00
	$328,807	$111,479	$7,821	$12,669	$4,735	$5,403	$467,542	$49,469	$987,925	5.82
W/A risk grade	6.09	5.66	7.69	8.63	8.30	7.17	5.46	6.25	5.82
Commercial real estate:
Buildings, land, other
Risk grades 1-8	$1,101,851	$1,495,414	$999,836	$788,421	$428,539	$963,918	$84,964	$106,450	$5,969,393	6.90
Risk grade 9	64,026	27,271	99,934	47,898	20,773	35,908	7,412	2,848	306,070	9.00
Risk grade 10	5,851	17,824	17,104	52,210	20,353	53,622	3,500	—	170,464	10.00
Risk grade 11	162	434	1,269	7,189	8,969	44,318	206	—	62,547	11.00
Risk grade 12	646	6,545	—	229	313	2,592	—	—	10,325	12.00
Risk grade 13	470	1,011	—	—	—	—	—	—	1,481	13.00
	$1,173,006	$1,548,499	$1,118,143	$895,947	$478,947	$1,100,358	$96,082	$109,298	$6,520,280	7.12
W/A risk grade	7.01	7.23	7.16	7.25	7.28	6.95	7.24	6.44	7.12
Construction
Risk grades 1-8	$276,072	$662,364	$179,896	$100,915	$631	$1,804	$253,781	$4,247	$1,479,710	6.86
Risk grade 9	11,295	637	2,670	—	—	401	—	—	15,003	9.00
Risk grade 10	27,992	—	—	13,103	—	—	—	—	41,095	10.00
Risk grade 11	—	—	—	—	—	—	—	—	—	11.00
Risk grade 12	—	—	—	—	—	—	—	—	—	12.00
Risk grade 13	—	—	—	—	—	—	—	—	—	13.00
	$315,359	$663,001	$182,566	$114,018	$631	$2,205	$253,781	$4,247	$1,535,808	6.96
W/A risk grade	7.10	7.12	6.64	8.21	6.21	7.16	6.10	5.01	6.96
Total commercial real estate	$1,488,365	$2,211,500	$1,300,709	$1,009,965	$479,578	$1,102,563	$349,863	$113,545	$8,056,088	7.09
W/A risk grade	7.03	7.19	7.09	7.36	7.28	6.95	6.41	6.39	7.09
In the table above, certain energy and commercial real estate loans are reported as 2022 originations and have risk grades of 11 or higher. These loans were, for the most part, first originated in various years prior to 2022 but were renewed in the current year.

The following tables present weighted average risk grades for all commercial loans by class as of December 31, 2021. Refer to our 2021 Form 10-K for details of these loans by year of origination/renewal.

	Commercial and Industrial		Energy		Commercial Real Estate - Buildings, Land and Other		Commercial Real Estate - Construction		Total Commercial Real Estate
	W/A Risk Grade	Loans	W/A Risk Grade	Loans	W/A Risk Grade	Loans	W/A Risk Grade	Loans	W/A Risk Grade	Loans
Risk grades 1-8	6.01	$5,063,847	5.78	$1,008,370	6.91	$5,574,922	6.99	$1,262,200	6.92	$6,837,122
Risk grade 9	9.00	187,870	9.00	36,622	9.00	321,533	9.00	41,123	9.00	362,656
Risk grade 10	10.00	59,137	10.00	1,773	10.00	269,447	10.00	—	10.00	269,447
Risk grade 11	11.00	31,518	11.00	16,594	11.00	91,140	11.00	—	11.00	91,140
Risk grade 12	12.00	12,535	12.00	8,953	12.00	15,097	12.00	748	12.00	15,845
Risk grade 13	13.00	10,047	13.00	5,480	13.00	200	13.00	200	13.00	400
Total	6.22	$5,364,954	6.06	$1,077,792	7.22	$6,272,339	7.06	$1,304,271	7.19	$7,576,610
Information about the payment status of consumer loans, segregated by portfolio segment and year of origination, as of June 30, 2022 was as follows:

	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Consumer real estate:
Past due 30-89 days	$140	$287	$387	$668	$401	$2,771	$602	$1,665	$6,921
Past due 90 or more days	—	—	—	4	142	875	247	—	1,268
Total past due	140	287	387	672	543	3,646	849	1,665	8,189
Current loans	154,178	324,089	211,133	80,351	43,828	137,836	592,539	8,892	1,552,846
Total	$154,318	$324,376	$211,520	$81,023	$44,371	$141,482	$593,388	$10,557	$1,561,035
Consumer and other:
Past due 30-89 days	$1,974	$69	$64	$44	$5	$45	$32	$2,210	$4,443
Past due 90 or more days	439	—	—	19	11	—	—	129	598
Total past due	2,413	69	64	63	16	45	32	2,339	5,041
Current loans	31,230	30,712	10,798	4,166	1,814	2,042	391,713	22,266	494,741
Total	$33,643	$30,781	$10,862	$4,229	$1,830	$2,087	$391,745	$24,605	$499,782
Revolving loans that converted to term during the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Commercial and industrial	$16,518	$22,111	$21,973	$31,561
Energy	247	294	247	6,177
Commercial real estate:
Buildings, land and other	10,681	8,195	10,726	31,321
Construction	13	—	4,248	—
Consumer real estate	888	205	1,684	977
Consumer and other	1,792	1,961	5,868	5,696
Total	$30,139	$32,766	$44,746	$75,732
In assessing the general economic conditions in the State of Texas, management monitors and tracks the Texas Leading Index (“TLI”), which is produced by the Federal Reserve Bank of Dallas. The TLI, the components of which are more fully described in our 2021 Form 10-K, totaled 138.4 at June 30, 2022 and 135.9 at December 31, 2021. A higher TLI value implies more favorable economic conditions.

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
The following table presents details of the allowance for credit losses on loans segregated by loan portfolio segment as of June 30, 2022 and December 31, 2021. No allowance for credit losses has been recognized for PPP loans as such loans are fully guaranteed by the SBA.

June 30, 2022	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Modeled expected credit losses	$48,776	$6,106	$20,093	$6,639	$9,609	$91,223
Q-Factor and other qualitative adjustments	35,134	3,989	95,532	133	2,526	137,314
Specific allocations	3,360	6,172	1,481	82	—	11,095
Total	$87,270	$16,267	$117,106	$6,854	$12,135	$239,632
December 31, 2021
Modeled expected credit losses	$46,946	$6,363	$16,676	$6,484	$6,397	$82,866
Q-Factor and other qualitative adjustments	14,609	5,374	127,860	65	1,440	149,348
Specific allocations	10,536	5,480	400	36	—	16,452
Total	$72,091	$17,217	$144,936	$6,585	$7,837	$248,666
The following table details activity in the allowance for credit losses on loans by portfolio segment for the three and six months ended June 30, 2022 and 2021. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. No allowance for credit losses has been recognized for PPP loans as such loans are fully guaranteed by the SBA.

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Three months ended:
June 30, 2022
Beginning balance	$87,026	$15,422	$128,954	$6,359	$9,074	$246,835
Credit loss expense (benefit)	942	427	(12,232)	583	5,884	(4,396)
Charge-offs	(1,891)	—	—	(131)	(5,322)	(7,344)
Recoveries	1,193	418	384	43	2,499	4,537
Net charge-offs	(698)	418	384	(88)	(2,823)	(2,807)
Ending balance	$87,270	$16,267	$117,106	$6,854	$12,135	$239,632
June 30, 2021
Beginning balance	$70,892	$33,472	$144,440	$5,636	$6,818	$261,258
Credit loss expense (benefit)	(5,901)	(5,527)	3,654	611	2,784	(4,379)
Charge-offs	(685)	—	(137)	(388)	(3,882)	(5,092)
Recoveries	965	65	36	295	2,140	3,501
Net charge-offs	280	65	(101)	(93)	(1,742)	(1,591)
Ending balance	$65,271	$28,010	$147,993	$6,154	$7,860	$255,288

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Six months ended:
June 30, 2022
Beginning balance	$72,091	$17,217	$144,936	$6,585	$7,837	$248,666
Credit loss expense (benefit)	18,503	(1,617)	(27,841)	557	10,466	68
Charge-offs	(5,346)	(371)	(702)	(362)	(11,093)	(17,874)
Recoveries	2,022	1,038	713	74	4,925	8,772
Net (charge-offs) recoveries	(3,324)	667	11	(288)	(6,168)	(9,102)
Ending balance	$87,270	$16,267	$117,106	$6,854	$12,135	$239,632
June 30, 2021
Beginning balance	$73,843	$39,553	$134,892	$7,926	$6,963	$263,177
Credit loss expense (benefit)	(7,866)	(11,328)	12,576	(2,111)	4,350	(4,379)
Charge-offs	(2,874)	(1,433)	(137)	(672)	(7,942)	(13,058)
Recoveries	2,168	1,218	662	1,011	4,489	9,548
Net (charge-offs) recoveries	(706)	(215)	525	339	(3,453)	(3,510)
Ending balance	$65,271	$28,010	$147,993	$6,154	$7,860	$255,288
The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan portfolio segment, as of June 30, 2022 and December 31, 2021.

	June 30, 2022		December 31, 2021
	Loan Balance	Specific Allocations	Loan Balance	Specific Allocations
Commercial and industrial	$12,539	$3,360	$24,523	$10,536
Energy	15,906	6,172	16,393	5,480
Paycheck Protection Program	—	—	—	—
Commercial real estate:
Buildings, land and other	21,205	1,481	24,670	200
Construction	—	—	948	200
Consumer real estate	934	82	303	36
Consumer and other	—	—	—	—
Total	$50,584	$11,095	$66,837	$16,452
Note 4 - Goodwill and Other Intangible Assets
Goodwill and other intangible assets are presented in the table below.

	June 30, 2022	December 31, 2021
Goodwill	$654,952	$654,952
Other intangible assets:
Core deposits	$479	$718
Customer relationships	110	148
	$589	$866
The estimated aggregate future amortization expense for intangible assets remaining as of June 30, 2022 is as follows:

Remainder of 2022	$204
2023	282
2024	87
2025	11
2026	5
$589

Note 5 - Deposits
Deposits were as follows:

	June 30, 2022	December 31, 2021
Non-interest-bearing demand deposits	$18,783,931	$18,423,018
Interest-bearing deposits:
Savings and interest checking	12,309,066	11,930,959
Money market accounts	12,989,902	11,228,815
Time accounts	1,518,866	1,112,904
Total interest-bearing deposits	26,817,834	24,272,678
Total deposits	$45,601,765	$42,695,696
The following table presents additional information about our deposits:

	June 30, 2022	December 31, 2021
Deposits from foreign sources (primarily Mexico)	$1,090,169	$993,479
Non-interest-bearing public funds deposits	681,205	1,235,026
Interest-bearing public funds deposits	837,427	810,863
Total deposits not covered by deposit insurance	25,810,407	24,125,359
Time deposits not covered by deposit insurance	364,486	238,608
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
Financial instruments with off-balance-sheet risk were as follows:

	June 30, 2022	December 31, 2021
Commitments to extend credit	$10,771,940	$10,420,142
Standby letters of credit	327,847	238,690
Deferred standby letter of credit fees	1,890	2,072
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
The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$45,850	$44,217	$50,314	$44,152
Credit loss expense (benefit)	4,396	4,379	(68)	4,444
Ending balance	$50,246	$48,596	$50,246	$48,596

Lease Commitments. We lease certain office facilities and office equipment under operating leases. The components of total lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Amortization of lease right-of-use assets	$8,209	$8,129	$16,314	$16,412
Short-term lease expense	490	530	1,103	734
Non-lease components (including taxes, insurance, common maintenance, etc.)	2,748	2,337	5,768	5,341
Total	$11,447	$10,996	$23,185	$22,487
Right-of-use lease assets totaled $278.3 million at June 30, 2022 and $281.4 million at December 31, 2021 and are reported as a component of premises and equipment on our accompanying consolidated balance sheets. The related lease liabilities totaled $310.5 million at June 30, 2022 and $313.4 million at December 31, 2021 and are reported as a component of accrued interest payable and other liabilities in the accompanying consolidated balance sheets. Lease payments under operating leases that were applied to our operating lease liability totaled $8.4 million and $16.4 million during the three and six months ended June 30, 2022, respectively, and $8.0 million and $16.1 million during the three and six months ended June 30, 2021, respectively. There has been no significant change in our expected future minimum lease payments since December 31, 2021. See the 2021 Form 10-K for information regarding these commitments.
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
Cullen/Frost’s and Frost Bank’s Common Equity Tier 1 capital (“CET1”) includes common stock and related paid-in capital, net of treasury stock, and retained earnings. In connection with the adoption of the Basel III Capital Rules, we elected to opt-out of the requirement to include most components of accumulated other comprehensive income in CET1. We also elected to exclude the effects of credit loss accounting under CECL from CET1 for a five-year transitional period, as further discussed in our 2021 Form 10-K. This CECL transitional adjustment totaled $46.2 million and $61.6 million at June 30, 2022 and December 31, 2021, respectively. CET1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. Frost Bank's CET1 is also reduced by its equity investment in its financial subsidiary, Frost Insurance Agency (“FIA”).
Tier 1 capital includes CET1 and additional Tier 1 capital. For Cullen/Frost, additional Tier 1 capital included $145.5 million of 4.450% non-cumulative perpetual preferred stock at June 30, 2022 and December 31, 2021, the details of which are further discussed below. Frost Bank did not have any additional Tier 1 capital beyond Common Equity Tier 1 at June 30, 2022 or December 31, 2021. Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both Cullen/Frost and Frost Bank includes a permissible portion of the allowances for credit losses on securities, loans and off-balance-sheet credit exposures. Tier 2 capital for Cullen/Frost also includes the permissible portion of qualified subordinated debt (which decreases 20.0% per year during the final five years of the term of the notes) totaling $80.0 million at June 30, 2022 and $100.0 million at December 31, 2021 and trust preferred securities totaling $120.0 million at both June 30, 2022 and December 31, 2021.

The following table presents actual and required capital ratios as of June 30, 2022 and December 31, 2021 for Cullen/Frost and Frost Bank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. See the 2021 Form 10-K for a more detailed discussion of the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
June 30, 2022
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$3,485,759	12.64%	$1,930,703	7.00%	$1,792,796	6.50%
Frost Bank	3,423,585	12.42	1,929,368	7.00	1,791,556	6.50
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	3,631,211	13.17	2,344,425	8.50	2,206,518	8.00
Frost Bank	3,423,585	12.42	2,342,804	8.50	2,204,992	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	4,069,206	14.75	2,896,055	10.50	2,758,148	10.00
Frost Bank	3,661,580	13.28	2,894,052	10.50	2,756,240	10.00
Leverage Ratio
Cullen/Frost	3,631,211	7.03	2,067,513	4.00	2,584,391	5.00
Frost Bank	3,423,585	6.62	2,067,942	4.00	2,584,928	5.00
December 31, 2021
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$3,371,043	13.13%	$1,796,549	7.00%	$1,668,224	6.50%
Frost Bank	3,261,532	12.72	1,795,221	7.00	1,666,991	6.50
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	3,516,495	13.70	2,181,523	8.50	2,053,198	8.00
Frost Bank	3,261,532	12.72	2,179,911	8.50	2,051,681	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	3,966,244	15.45	2,694,823	10.50	2,566,498	10.00
Frost Bank	3,491,281	13.61	2,692,831	10.50	2,564,601	10.00
Leverage Ratio
Cullen/Frost	3,516,495	7.34	1,917,533	4.00	2,396,917	5.00
Frost Bank	3,261,532	6.80	1,917,679	4.00	2,397,099	5.00
As of June 30, 2022, capital levels at Cullen/Frost and Frost Bank exceed all capital adequacy requirements under the Basel III Capital Rules. Based on the ratios presented above, capital levels as of June 30, 2022 at Cullen/Frost and Frost Bank exceed the minimum levels necessary to be considered “well capitalized.”
Cullen/Frost and Frost Bank are subject to the regulatory capital requirements administered by the Federal Reserve Board and, for Frost Bank, the Federal Deposit Insurance Corporation (“FDIC”). Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of June 30, 2022, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.
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
Dividend Restrictions. In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements, including to repurchase its common stock. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well capitalized” status, at June 30, 2022, Frost Bank could pay aggregate dividends of up to $447.3 million to Cullen/Frost without prior regulatory approval.
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
The notional amounts and estimated fair values of interest rate derivative contracts are presented in the following table. The fair values of interest rate derivative contracts are estimated utilizing internal valuation methods with observable market data inputs, or as determined by the Chicago Mercantile Exchange (“CME”) for centrally cleared derivative contracts. CME rules legally characterize variation margin payments for centrally cleared derivatives as settlements of the derivatives' exposure rather than collateral. As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting and financial reporting purposes. Variation margin, as determined by the CME, is settled daily. As a result, derivative contracts that clear through the CME have an estimated fair value of zero as of June 30, 2022 and December 31, 2021.

	June 30, 2022		December 31, 2021
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivatives designated as hedges of fair value:
Financial institution counterparties:
Loan/lease interest rate swaps – assets	$1,743	$18	$—	$—
Loan/lease interest rate swaps – liabilities	—	—	2,426	(34)
Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan/lease interest rate swaps – assets	904,706	27,908	247,592	1,207
Loan/lease interest rate swaps – liabilities	244,663	(2,489)	928,756	(19,142)
Loan/lease interest rate caps – assets	269,389	10,209	270,431	3,239
Customer counterparties:
Loan/lease interest rate swaps – assets	244,663	3,350	928,756	39,864
Loan/lease interest rate swaps – liabilities	904,706	(45,542)	247,592	(2,846)
Loan/lease interest rate caps – liabilities	269,389	(10,209)	270,431	(3,239)

The weighted-average rates paid and received for interest rate swaps outstanding at June 30, 2022 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Fair value hedge loan/lease interest rate swaps	1.58%	1.06%
Non-hedging interest rate swaps – financial institution counterparties	3.71	2.87
Non-hedging interest rate swaps – customer counterparties	2.87	3.71
The weighted-average strike rate for outstanding interest rate caps was 3.28% at June 30, 2022.
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

		June 30, 2022		December 31, 2021
	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Oil – assets	Barrels	4,173	$20,653	4,809	$14,721
Oil – liabilities	Barrels	9,125	(181,161)	7,032	(73,594)
Natural gas – assets	MMBTUs	11,753	3,181	15,947	4,143
Natural gas – liabilities	MMBTUs	21,557	(38,990)	29,446	(21,249)
Customer counterparties:
Oil – assets	Barrels	9,606	182,274	7,046	74,437
Oil – liabilities	Barrels	3,692	(20,306)	4,796	(14,294)
Natural gas – assets	MMBTUs	21,557	39,110	29,446	21,456
Natural gas – liabilities	MMBTUs	11,753	(3,181)	15,947	(4,124)
Foreign Currency Derivatives. We enter into foreign currency forward and option contracts that are not designated as hedging instruments primarily to accommodate the business needs of our customers. Upon the origination of a foreign currency denominated transaction with a customer, we simultaneously enter into an offsetting contract with a third party financial institution to negate the exposure to fluctuations in foreign currency exchange rates. We also utilize foreign currency forward contracts and options that are not designated as hedging instruments to mitigate the economic effect of fluctuations in foreign currency exchange rates on foreign currency holdings and certain short-term, non-U.S. dollar denominated loans. The notional amounts and fair values of open foreign currency forward and option contracts were as follows:

		June 30, 2022		December 31, 2021
	Notional Currency	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Forward and option contracts – assets	EUR	6,400	$16	1,900	$29
Forward and option contracts – assets	CAD	658	9	658	—
Forward and option contracts – liabilities	EUR	6,400	(174)	—	—
Customer counterparties:
Forward and option contracts – assets	EUR	6,400	174	—	—
Forward and option contracts – assets	CAD	—	—	658	4
Forward and option contracts – liabilities	EUR	6,400	(16)	1,900	(55)
Forward and option contracts – liabilities	CAD	658	(5)	—	—

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
Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Commercial loan/lease interest rate swaps:
Amount of gain (loss) included in interest income on loans	$(5)	$(25)	$(18)	$(53)
Amount of (gain) loss included in other non-interest expense	3	2	5	5
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
Amounts included in the consolidated statements of income related to non-hedge related derivative instruments are presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Non-hedging interest rate derivatives:
Other non-interest income	$515	$141	$1,031	$1,728
Other non-interest expense	—	—	—	(1)
Non-hedging commodity derivatives:
Other non-interest income	649	969	1,578	2,123
Non-hedging foreign currency derivatives:
Other non-interest income	45	—	63	30
Counterparty Credit Risk. Our credit exposure relating to interest rate swaps, commodity swaps/options and foreign currency forward and option contracts with bank customers was approximately $198.1 million at June 30, 2022. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. Our credit exposure, net of collateral pledged, relating to interest rate swaps, commodity swaps/options and foreign currency forward/option contracts with upstream financial institution counterparties was approximately $41.5 million at June 30, 2022. This amount was primarily related to initial margin payments to the CME and excess collateral we posted to counterparties. Excess collateral is generally cleared on the next business day. Collateral levels for upstream financial institution counterparties are monitored and adjusted as necessary. See Note 9 – Balance Sheet Offsetting and Repurchase Agreements for additional information regarding our credit exposure with upstream financial institution counterparties. At June 30, 2022, we had $212.4 million in cash collateral related to derivative contracts on deposit with other financial institution counterparties.

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
Information about financial instruments that are eligible for offset in the consolidated balance sheet as of June 30, 2022 is presented in the following tables.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
June 30, 2022
Financial assets:
Derivatives:
Loan/lease interest rate swaps and caps	$38,135	$—	$38,135
Commodity swaps and options	23,834	—	23,834
Foreign currency forward contracts	25	—	25
Total derivatives	61,994	—	61,994
Resell agreements	9,650	—	9,650
Total	$71,644	$—	$71,644
Financial liabilities:
Derivatives:
Loan/lease interest rate swaps and caps	$2,489	$—	$2,489
Commodity swaps and options	220,151	—	220,151
Foreign currency forward contracts	174	—	174
Total derivatives	222,814	—	222,814
Repurchase agreements	1,664,685	—	1,664,685
Total	$1,887,499	$—	$1,887,499

		Gross Amounts Not Offset
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
June 30, 2022
Financial assets:
Derivatives:
Counterparty A	$41	$(41)	$—	$—
Counterparty B	25,962	(25,962)	—	—
Counterparty C	16	(16)	—	—
Other counterparties	35,975	(25,533)	(10,442)	—
Total derivatives	61,994	(51,552)	(10,442)	—
Resell agreements	9,650	—	(9,650)	—
Total	$71,644	$(51,552)	$(20,092)	$—
Financial liabilities:
Derivatives:
Counterparty A	$1,726	$(41)	$(1,571)	$114
Counterparty B	50,901	(25,962)	(24,939)	—
Counterparty C	174	(16)	(10)	148
Other counterparties	170,013	(25,533)	(144,463)	17
Total derivatives	222,814	(51,552)	(170,983)	279
Repurchase agreements	1,664,685	—	(1,664,685)	—
Total	$1,887,499	$(51,552)	$(1,835,668)	$279

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
The remaining contractual maturity of repurchase agreements in the consolidated balance sheets as of June 30, 2022 and December 31, 2021 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
June 30, 2022
Repurchase agreements:
U.S. Treasury	$834,063	$—	$—	$—	$834,063
Residential mortgage-backed securities	830,622	—	—	—	830,622
Total borrowings	$1,664,685	$—	$—	$—	$1,664,685
Gross amount of recognized liabilities for repurchase agreements					$1,664,685
Amounts related to agreements not included in offsetting disclosures above					$—

December 31, 2021
Repurchase agreements:
U.S. Treasury	$1,342,591	$—	$—	$—	$1,342,591
Residential mortgage-backed securities	1,398,208	—	—	—	1,398,208
Total borrowings	$2,740,799	$—	$—	$—	$2,740,799
Gross amount of recognized liabilities for repurchase agreements					$2,740,799
Amounts related to agreements not included in offsetting disclosures above					$—
Note 10 - Stock-Based Compensation
A combined summary of activity in our active stock plans is presented in the table below. Performance stock units outstanding are presented assuming attainment of the maximum payout rate as set forth by the performance criteria. As of June 30, 2022, there were 788,070 shares remaining available for grant for future stock-based compensation awards.

	Deferred Stock Units Outstanding		Non-Vested Stock Units Outstanding		Performance Stock Units Outstanding		Stock Options Outstanding
	Number of Units	Weighted- Average Fair Value at Grant	Number of Units	Weighted- Average Fair Value at Grant	Number of Units	Weighted- Average Fair Value at Grant	Number of Shares	Weighted- Average Exercise Price
Balance, January 1, 2022	56,301	$79.21	449,337	$93.05	202,460	$84.71	877,681	$69.02
Authorized	—	—	—	—	—	—	—	—
Granted	5,382	133.67	3,460	132.72	—	—	—	—
Exercised/vested	(16,022)	74.89	—	—	(25,180)	87.18	(103,060)	62.97
Forfeited/expired	—	—	(3,167)	94.57	(16,058)	87.18	—	—
Balance, June 30, 2022	45,661	87.15	449,630	93.35	161,222	84.08	774,621	69.83

Shares issued in connection with stock compensation awards are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. Shares issued in connection with stock compensation awards along with other related information were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
New shares issued from available authorized shares	—	—	—	—
Shares issued from available treasury stock	28,832	114,252	144,262	628,076
Proceeds from stock option exercises	$751	$7,285	$6,490	$36,682
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Non-vested stock units	$2,291	$1,768	$4,649	$3,651
Deferred stock units	720	700	720	700
Performance stock units	407	777	161	1,420
Total	$3,418	$3,245	$5,530	$5,771
Income tax benefit	$612	$514	$1,320	$881
Unrecognized stock-based compensation expense at June 30, 2022 is presented in the table below. Unrecognized stock-based compensation expense related to performance stock units is presented assuming attainment of the maximum payout rate as set forth by the performance criteria.

Non-vested stock units	$13,954
Performance stock units	8,256
Total	$22,210

Note 11 - Earnings Per Common Share
Earnings per common share is computed using the two-class method as more fully described in our 2021 Form 10-K. The following table presents a reconciliation of net income available to common shareholders, net earnings allocated to common stock and the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$119,114	$118,068	$218,216	$234,083
Less: Preferred stock dividends	1,669	1,669	3,338	3,820
Net income available to common shareholders	117,445	116,399	214,878	230,263
Less: Earnings allocated to participating securities	1,036	1,141	1,888	2,307
Net earnings allocated to common stock	$116,409	$115,258	$212,990	$227,956

Distributed earnings allocated to common stock	$48,092	$45,824	$96,143	$91,484
Undistributed earnings allocated to common stock	68,317	69,434	116,847	136,472
Net earnings allocated to common stock	$116,409	$115,258	$212,990	$227,956

Weighted-average shares outstanding for basic earnings per common share	64,112,828	63,606,340	64,082,185	63,457,245
Dilutive effect of stock compensation	354,401	495,819	382,395	511,288
Weighted-average shares outstanding for diluted earnings per common share	64,467,229	64,102,159	64,464,580	63,968,533
Note 12 - Defined Benefit Plans
The components of the combined net periodic expense (benefit) for our defined benefit pension plans are presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected return on plan assets, net of expenses	$(3,492)	$(3,210)	$(6,983)	$(6,420)
Interest cost on projected benefit obligation	1,004	836	2,008	1,671
Net amortization and deferral	741	1,529	1,482	3,058
Net periodic expense (benefit)	$(1,747)	$(845)	$(3,493)	$(1,691)
Our non-qualified defined benefit pension plan is not funded. No contributions to the qualified defined benefit pension plan were made during the six months ended June 30, 2022. We do not expect to make any contributions to the qualified defined benefit plan during the remainder of 2022.
Note 13 - Income Taxes
Income tax expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Current income tax expense (benefit)	$22,646	$14,065	$35,705	$17,790
Deferred income tax expense (benefit)	(1,972)	1,016	(2,404)	5,188
Income tax expense, as reported	$20,674	$15,081	$33,301	$22,978
Effective tax rate	14.8%	11.3%	13.2%	8.9%
We had a net deferred tax asset totaling $245.9 million at June 30, 2022 and a net deferred tax liability totaling $81.2 million at December 31, 2021. No valuation allowance for deferred tax assets was recorded at June 30, 2022 as management believes it is more likely than not that all of the deferred tax assets will be realized against deferred tax liabilities and projected future taxable income.
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

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(636,523)	$(133,670)	$(502,853)	$30,668	$6,441	$24,227
Change in net unrealized gain on securities transferred to held to maturity	(189)	(40)	(149)	(245)	(52)	(193)
Reclassification adjustment for net (gains) losses included in net income	—	—	—	—	—	—
Total securities available for sale and transferred securities	(636,712)	(133,710)	(503,002)	30,423	6,389	24,034
Defined-benefit post-retirement benefit plans:
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	741	155	586	1,529	321	1,208
Total defined-benefit post-retirement benefit plans	741	155	586	1,529	321	1,208
Total other comprehensive income (loss)	$(635,971)	$(133,555)	$(502,416)	$31,952	$6,710	$25,242

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(1,547,318)	$(324,937)	$(1,222,381)	$(129,111)	$(27,113)	$(101,998)
Change in net unrealized gain on securities transferred to held to maturity	(398)	(84)	(314)	(504)	(106)	(398)
Reclassification adjustment for net (gains) losses included in net income	—	—	—	—	—	—
Total securities available for sale and transferred securities	(1,547,716)	(325,021)	(1,222,695)	(129,615)	(27,219)	(102,396)
Defined-benefit post-retirement benefit plans:
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic expense (benefit)	1,482	311	1,171	3,058	642	2,416
Total defined-benefit post-retirement benefit plans	1,482	311	1,171	3,058	642	2,416
Total other comprehensive income (loss)	$(1,546,234)	$(324,710)	$(1,221,524)	$(126,557)	$(26,577)	$(99,980)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available For Sale	Defined Benefit Plans	Accumulated Other Comprehensive Income
Balance January 1, 2022	$380,209	$(32,891)	$347,318
Other comprehensive income (loss) before reclassifications	(1,222,695)	—	(1,222,695)
Reclassification of amounts included in net income	—	1,171	1,171
Net other comprehensive income (loss) during period	(1,222,695)	1,171	(1,221,524)
Balance at June 30, 2022	$(842,486)	$(31,720)	$(874,206)

Balance January 1, 2021	$563,801	$(50,831)	$512,970
Other comprehensive income (loss) before reclassifications	(102,396)	—	(102,396)
Reclassification of amounts included in net income	—	2,416	2,416
Net other comprehensive income (loss) during period	(102,396)	2,416	(99,980)
Balance at June 30, 2021	$461,405	$(48,415)	$412,990

Note 15 – Operating Segments
We are managed under a matrix organizational structure whereby our two primary operating segments, Banking and Frost Wealth Advisors, overlap a regional reporting structure. See our 2021 Form 10-K for additional information regarding our operating segments. Summarized operating results by segment were as follows:

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
Three months ended:
June 30, 2022
Net interest income (expense)	$289,186	$958	$(1,936)	$288,208
Credit loss expense	1	(1)	—	—
Non-interest income	55,397	43,054	(524)	97,927
Non-interest expense	211,044	33,158	2,145	246,347
Income (loss) before income taxes	133,538	10,855	(4,605)	139,788
Income tax expense (benefit)	19,821	2,279	(1,426)	20,674
Net income (loss)	113,717	8,576	(3,179)	119,114
Preferred stock dividends	—	—	1,669	1,669
Net income (loss) available to common shareholders	$113,717	$8,576	$(4,848)	$117,445
Revenues from (expenses to) external customers	$344,583	$44,012	$(2,460)	$386,135
June 30, 2021
Net interest income (expense)	$258,450	$508	$(1,802)	$257,156
Credit loss expense (benefit)	—	—	—	—
Non-interest income	48,944	42,534	(231)	91,247
Non-interest expense	183,109	30,014	2,131	215,254
Income (loss) before income taxes	124,285	13,028	(4,164)	133,149
Income tax expense (benefit)	13,605	2,736	(1,260)	15,081
Net income (loss)	110,680	10,292	(2,904)	118,068
Preferred stock dividends	—	—	1,669	1,669
Net income (loss) available to common shareholders	$110,680	$10,292	$(4,573)	$116,399
Revenues from (expenses to) external customers	$307,394	$43,042	$(2,033)	$348,403
Six months ended:
June 30, 2022
Net interest income (expense)	$539,305	$1,658	$(3,684)	$537,279
Credit loss expense (benefit)	—	—	—	—
Non-interest income	114,103	86,283	(1,069)	199,317
Non-interest expense	417,582	64,068	3,429	485,079
Income (loss) before income taxes	235,826	23,873	(8,182)	251,517
Income tax expense (benefit)	30,835	5,013	(2,547)	33,301
Net income (loss)	204,991	18,860	(5,635)	218,216
Preferred stock dividends	—	—	3,338	3,338
Net income (loss) available to common shareholders	$204,991	$18,860	$(8,973)	$214,878
Revenues from (expenses to) external customers	$653,408	$87,941	$(4,753)	$736,596
June 30, 2021
Net interest income (expense)	$500,655	$994	$(3,612)	$498,037
Credit loss expense	63	—	—	63
Non-interest income	102,724	82,143	(384)	184,483
Non-interest expense	362,260	59,951	3,185	425,396
Income (loss) before income taxes	241,056	23,186	(7,181)	257,061
Income tax expense (benefit)	20,782	4,869	(2,673)	22,978
Net income (loss)	220,274	18,317	(4,508)	234,083
Preferred stock dividends	—	—	3,820	3,820
Net income (loss) available to common shareholders	$220,274	$18,317	$(8,328)	$230,263
Revenues from (expenses to) external customers	$603,379	$83,137	$(3,996)	$682,520

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
Financial Assets and Financial Liabilities. The tables below summarize financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, segregated by the level of the valuation inputs within the fair value hierarchy of ASC Topic 820 utilized to measure fair value.

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
June 30, 2022
Securities available for sale:
U.S. Treasury	$4,416,299	$—	$—	$4,416,299
Residential mortgage-backed securities	—	5,335,725	—	5,335,725
States and political subdivisions	—	6,987,296	—	6,987,296
Other	—	42,365	—	42,365
Trading account securities:
U.S. Treasury	24,615	—	—	24,615
States and political subdivisions	—	65	—	65
Derivative assets:
Interest rate swaps, caps and floors	—	41,485	—	41,485
Commodity swaps and options	—	245,218	—	245,218
Foreign currency forward contracts	199	—	—	199
Derivative liabilities:
Interest rate swaps, caps and floors	—	58,240	—	58,240
Commodity swaps and options	—	243,638	—	243,638
Foreign currency forward contracts	195	—	—	195
December 31, 2021
Securities available for sale:
U.S. Treasury	$2,179,433	$—	$—	$2,179,433
Residential mortgage-backed securities	—	4,066,265	—	4,066,265
States and political subdivisions	—	7,636,571	—	7,636,571
Other	—	42,359	—	42,359
Trading account securities:
U.S. Treasury	24,237	—	—	24,237
States and political subdivisions	—	925	—	925
Derivative assets:
Interest rate swaps, caps and floors	—	44,310	—	44,310
Commodity swaps and options	—	114,757	—	114,757
Foreign currency forward contracts	33	—	—	33
Derivative liabilities:
Interest rate swaps, caps and floors	—	25,261	—	25,261
Commodity swaps and options	—	113,261	—	113,261
Foreign currency forward contracts	55	—	—	55

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

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Level 2	Level 3	Level 2	Level 3
Carrying value before allocations	$5,454	$3,614	$3,399	$19,423
Specific (allocations) reversals of prior allocations	(1,327)	6,877	(336)	(3,273)
Fair value	$4,127	$10,491	$3,063	$16,150
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
Financial Instruments Reported at Amortized Cost. The estimated fair values of financial instruments that are reported at amortized cost in our consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	June 30, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$13,658,585	$13,658,585	$16,583,000	$16,583,000
Securities held to maturity	1,946,428	1,828,515	1,749,179	1,809,143
Cash surrender value of life insurance policies	189,823	189,823	190,139	190,139
Accrued interest receivable	194,049	194,049	179,111	179,111
Level 3 inputs:
Loans, net	16,496,394	16,126,497	16,087,731	16,079,454
Financial liabilities:
Level 2 inputs:
Deposits	45,601,765	45,584,113	42,695,696	41,343,426
Federal funds purchased	43,200	43,200	25,925	25,925
Repurchase agreements	1,664,685	1,664,685	2,740,799	2,740,799
Junior subordinated deferrable interest debentures	123,040	123,712	123,011	123,712
Subordinated notes	99,256	99,626	99,178	111,430
Accrued interest payable	6,059	6,059	3,026	3,026
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
ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. ASU 2022-03 also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction and requires certain new disclosures for equity securities subject to contractual sale restrictions. ASU 2022-03 will be effective for us on January 1, 2024 though early adoption is permitted. The adoption of ASU 2022-03 is not expected to have a significant impact on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Review
Cullen/Frost Bankers, Inc.
The following discussion should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2021, and the other information included in the 2021 Form 10-K. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2022 or any future period.
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
•Changes in consumer spending, borrowing and saving habits.
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
Results of Operations
Net income available to common shareholders totaled $117.4 million, or $1.81 per diluted common share, and $214.9 million, or $3.31 per diluted common share for the three and six months ended June 30, 2022 compared to $116.4 million, or $1.80 per diluted common share, and $230.3 million, or $3.57 per diluted common share for the three and six months ended June 30, 2021.
Selected data for the comparable periods was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Taxable-equivalent net interest income	$311,377	$279,997	$583,572	$543,946
Taxable-equivalent adjustment	23,169	22,841	46,293	45,909
Net interest income	288,208	257,156	537,279	498,037
Credit loss expense	—	—	—	63
Net interest income after credit loss expense	288,208	257,156	537,279	497,974
Non-interest income	97,927	91,247	199,317	184,483
Non-interest expense	246,347	215,254	485,079	425,396
Income before income taxes	139,788	133,149	251,517	257,061
Income taxes	20,674	15,081	33,301	22,978
Net income	119,114	118,068	218,216	234,083
Preferred stock dividends	1,669	1,669	3,338	3,820
Net income available to common shareholders	$117,445	$116,399	$214,878	$230,263
Earnings per common share – basic	$1.82	$1.81	$3.32	$3.59
Earnings per common share – diluted	1.81	1.80	3.31	3.57
Dividends per common share	0.75	0.72	1.50	1.44
Return on average assets	0.92%	1.02%	0.85%	1.05%
Return on average common equity	13.88	11.18	11.53	11.16
Average shareholders’ equity to average assets	6.93	9.46	7.70	9.77
Net income available to common shareholders increased $1.0 million, or 0.9%, for the three months ended June 30, 2022 and decreased $15.4 million, or 6.7%, for the six months ended June 30, 2022 compared to the same periods in 2021. The increase during the three months ended June 30, 2022 was primarily the result of a $31.1 million increase in net interest income and a $6.7 million increase in non-interest income partly offset by a $31.1 million increase in non-interest expense and a $5.6 million increase in income tax expense. The decrease during the six months ended June 30, 2022 was primarily the result of a $59.7 million increase in non-interest expense and a $10.3 million increase in income tax expense partly offset by a $39.2 million increase in net interest income and a $14.8 million increase in non-interest income. Details of the changes in the various components of net income are further discussed below.

Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 72.9% of total revenue during the first six months of 2022. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.
The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. As of June 30, 2022, approximately 42.0% of our loans had a fixed interest rate, while the remaining loans had floating interest rates that were primarily tied to the prime interest rate (approximately 29.2%) or the London Interbank Offered Rate (“LIBOR”) (approximately 17.0%). We discontinued originating LIBOR-based loans effective December 31, 2021 and have begun to negotiate loans using our preferred replacement index, the American Interbank Offered Rate (“AMERIBOR”), a benchmark developed by the American Financial Exchange, the Secured Overnight Financing Rate (“SOFR”) or a benchmark developed by Bloomberg Index Services (“BSBY”). As of June 30, 2022, approximately 11.7% of loans were tied to one of these indexes. For our currently outstanding LIBOR-based loans, the timing and manner in which each customer’s contract transitions from LIBOR to another rate will vary on a case-by-case basis. Our goal is to complete all transitions by the first quarter of 2023.
Select average market rates for the periods indicated are presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Federal funds target rate upper bound	0.95%	0.25%	0.62%	0.25%
Effective federal funds rate	0.77	0.07	0.45	0.07
Interest on reserve balances	0.84	0.11	0.52	0.10
Prime	3.95	3.25	3.62	3.25
1-Month LIBOR	1.00	0.10	0.61	0.11
3-Month LIBOR	1.51	0.16	1.01	0.18
AMERIBOR Term-30(1)	0.87	0.09	0.53	0.11
AMERIBOR Term-90(1)	1.42	0.15	0.97	0.17
1-Month Term SOFR(2)	0.92	0.02	0.54	0.03
3-Month Term SOFR(2)	1.31	0.03	0.82	0.04
Bloomberg 1-Month Short-Term Bank Yield Index	0.87	0.07	0.52	0.08
Bloomberg 3-Month Short-Term Bank Yield Index	1.41	0.12	0.94	0.14
____________________
(1)AMERIBOR Term-30 and AMERIBOR Term-90 are published by the American Financial Exchange.
(2)1-Month TERM SOFR and 3-Month Term SOFR market data are the property of Chicago Mercantile Exchange, Inc. or its licensors as applicable. All rights reserved, or otherwise licensed by Chicago Mercantile Exchange Inc.
Effective July 28, 2022, the Federal Reserve increased the target range for the federal funds rate to 2.25% to 2.50% and stated that they anticipate on-going increases in the target range will be appropriate. Additionally, the interest rate paid on reserve balances was increased to 2.40%.
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

The following tables present an analysis of net interest income and net interest spread for the periods indicated, including average outstanding balances for each major category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rate earned or paid on such assets or liabilities, respectively. The tables also set forth the net interest margin on average total interest-earning assets for the same periods. For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 21% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale, while yields are based on average amortized cost.

	Quarter To Date			Quarter To Date
	June 30, 2022			June 30, 2021
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$13,040,852	$26,371	0.80%	$13,346,885	$3,614	0.11%
Federal funds sold	31,173	99	1.26	21,390	8	0.15
Resell agreements	3,027	10	1.32	7,905	4	0.20
Securities:
Taxable	10,327,627	56,365	2.04	4,168,034	20,602	2.01
Tax-exempt	7,802,864	79,001	4.04	8,125,745	77,801	4.09
Total securities	18,130,491	135,366	2.87	12,293,779	98,403	3.36
Loans, net of unearned discounts	16,674,489	167,925	4.04	17,246,389	183,846	4.28
Total Earning Assets and Average Rate Earned	47,880,032	329,771	2.71	42,916,348	285,875	2.71
Cash and due from banks	646,121			529,447
Allowance for credit losses on loans and securities	(246,976)			(262,389)
Premises and equipment, net	1,049,494			1,040,400
Accrued interest and other assets	1,758,932			1,441,264
Total Assets	$51,087,603			$45,665,070

Liabilities:
Non-interest-bearing demand deposits	18,354,651			16,456,245
Interest-bearing deposits:
Savings and interest checking	12,336,089	1,206	0.04	10,881,459	379	0.01
Money market deposit accounts	12,607,969	11,115	0.35	9,790,253	2,196	0.09
Time accounts	1,427,267	2,272	0.64	1,142,873	924	0.32
Total interest-bearing deposits	26,371,325	14,593	0.22	21,814,585	3,499	0.06
Total deposits	44,725,976		0.13	38,270,830		0.04
Federal funds purchased	35,529	75	0.84	34,344	7	0.08
Repurchase agreements	1,742,669	1,790	0.41	2,058,818	570	0.11
Junior subordinated deferrable interest debentures	123,035	772	2.51	136,380	638	1.87
Subordinated notes	99,242	1,164	4.69	99,085	1,164	4.70
Total Interest-Bearing Funds and Average Rate Paid	28,371,800	18,394	0.26	24,143,212	5,878	0.10
Accrued interest and other liabilities	821,571			745,406
Total Liabilities	47,548,022			41,344,863
Shareholders’ Equity	3,539,581			4,320,207
Total Liabilities and Shareholders’ Equity	$51,087,603			$45,665,070
Net interest income		$311,377			$279,997
Net interest spread			2.45%			2.61%
Net interest income to total average earning assets			2.56%			2.65%

	Year To Date			Year To Date
	June 30, 2022			June 30, 2021
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$13,401,664	$32,714	0.49%	$11,615,467	$6,047	0.10%
Federal funds sold	22,581	112	0.99	13,222	11	0.17
Resell agreements	4,423	14	0.63	5,285	5	0.19
Securities:
Taxable	9,667,818	99,423	1.97	4,093,306	40,630	2.03
Tax-exempt	7,983,161	157,900	4.03	8,177,407	156,376	4.09
Total securities	17,650,979	257,323	2.87	12,270,713	197,006	3.38
Loans, net of unearned discounts	16,531,269	318,993	3.89	17,463,944	352,485	4.07
Total Earning Assets and Average Rate Earned	47,610,916	609,156	2.56	41,368,631	555,554	2.74
Cash and due from banks	648,609			530,196
Allowance for credit losses on loans and securities	(247,883)			(264,798)
Premises and equipment, net	1,050,111			1,043,156
Accrued interest and other assets	1,648,876			1,425,072
Total Assets	$50,710,629			$44,102,257

Liabilities:
Non-interest-bearing demand deposits	18,159,023			15,887,529
Interest-bearing deposits:
Savings and interest checking	12,146,331	1,616	0.03	10,300,751	735	0.01
Money market deposit accounts	12,235,442	14,766	0.24	9,519,014	3,875	0.08
Time accounts	1,308,025	3,123	0.48	1,140,570	2,406	0.43
Total interest-bearing deposits	25,689,798	19,505	0.15	20,960,335	7,016	0.07
Total deposits	43,848,821		0.09	36,847,864		0.04
Federal funds purchased	31,666	87	0.55	37,461	15	0.08
Repurchase agreements	1,896,270	2,308	0.24	1,950,005	965	0.10
Junior subordinated deferrable interest debentures	123,028	1,356	2.19	136,373	1,284	1.88
Subordinated notes	99,222	2,328	4.69	99,065	2,328	4.70
Total Interest-Bearing Funds and Average Rate Paid	27,839,984	25,584	0.18	23,183,239	11,608	0.10
Accrued interest and other liabilities	808,896			723,807
Total Liabilities	46,807,903			39,794,575
Shareholders’ Equity	3,902,726			4,307,682
Total Liabilities and Shareholders’ Equity	$50,710,629			$44,102,257
Net interest income		$583,572			$543,946
Net interest spread			2.38%			2.64%
Net interest income to total average earning assets			2.45%			2.68%

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

	Three Months Ended
	June 30, 2022 vs. June 30, 2021
	Increase (Decrease) Due to Change in
	Rate	Volume	Total
Interest-bearing deposits	$22,842	$(85)	$22,757
Federal funds sold	85	6	91
Resell agreements	9	(3)	6
Securities:
Taxable	312	35,451	35,763
Tax-exempt	(986)	2,186	1,200
Loans, net of unearned discounts	(10,005)	(5,916)	(15,921)
Total earning assets	12,257	31,639	43,896
Savings and interest checking	792	35	827
Money market deposit accounts	8,111	808	8,919
Time accounts	1,079	269	1,348
Federal funds purchased	68	—	68
Repurchase agreements	1,320	(100)	1,220
Junior subordinated deferrable interest debentures	201	(67)	134
Subordinated notes	(2)	2	—
Total interest-bearing liabilities	11,569	947	12,516
Net change	$688	$30,692	$31,380

	Six Months Ended
	June 30, 2022 vs. June 30, 2021
	Increase (Decrease) Due to Change in
	Rate	Volume	Total
Interest-bearing deposits	$25,656	$1,011	$26,667
Federal funds sold	88	13	101
Resell agreements	10	(1)	9
Securities:
Taxable	(1,237)	60,030	58,793
Tax-exempt	(2,317)	3,841	1,524
Loans, net of unearned discounts	(15,172)	(18,320)	(33,492)
Total earning assets	7,028	46,574	53,602
Savings and interest checking	809	72	881
Money market deposit accounts	9,531	1,360	10,891
Time accounts	317	400	717
Federal funds purchased	74	(2)	72
Repurchase agreements	1,370	(27)	1,343
Junior subordinated deferrable interest debentures	202	(130)	72
Subordinated notes	(4)	4	—
Total interest-bearing liabilities	12,299	1,677	13,976
Net change	$(5,271)	$44,897	$39,626
Taxable-equivalent net interest income for the three months ended June 30, 2022 increased $31.4 million, or 11.2%, while taxable-equivalent net interest income for the six months ended June 30, 2022 increased $39.6 million, or 7.3%, compared to the same periods in 2021. The increase in taxable-equivalent net interest income during the three months ended June 30, 2022 was primarily related to an increase in the average volume of taxable securities, an increase in the average yield on interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) and, to a much lesser extent, an increase in the average volume of tax-exempt securities. The impact of these items was partly offset by a decrease in the average volume of loans combined with decreases in the average yields on loans and tax-exempt securities and increases in the average cost and average volume of interest-bearing deposit accounts (primarily money market deposit accounts) and an increase in the average cost of repurchase agreements. The increase in taxable-equivalent net interest income during the six months ended June 30, 2022 was primarily related to an increase in the average volume of taxable securities and an increase in the average yield on interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) and, to a much lesser extent, increases in the average volumes of tax-exempt securities and interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve). The impact of these items was partly offset by a decrease in the average volume of loans combined with decreases in the average yields on loans, tax-exempt securities and taxable securities; an increase in the average cost and average volume of interest-bearing deposits (primarily money market deposit accounts); and an increase in the average cost of repurchase agreements. As a result of these fluctuations, the taxable-equivalent net interest margin decreased 9 basis points from 2.65% during the three months ended June 30, 2021 to 2.56% during the three months ended June 30, 2022 while the taxable-equivalent net interest margin decreased 23 basis points from 2.68% during the six months ended June 30, 2021 to 2.45% during the six months ended June 30, 2022.
The average volume of interest-earning assets for the three months ended June 30, 2022 increased $5.0 billion while the average volume of interest-earning assets for the six months ended June 30, 2022 increased $6.2 billion compared to the same periods in 2021. The increase in the average volume of interest-earning assets during the three months ended June 30, 2022 primarily related to a $6.2 billion increase in average taxable securities partly offset by a $571.9 million decrease in average loans (which was primarily impacted by a $2.5 billion decrease in average PPP loans, as further discussed below), a $322.9 million decrease in average tax-exempt securities and a $306.0 million decrease in average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve). The increase in the average volume of interest-earning assets during the six months ended June 30, 2022 primarily related to a $5.6 billion increase in average taxable securities and a $1.8 billion increase in average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) partly offset by a $932.7 million decrease in average loans (which was primarily impacted by a $2.5 billion decrease in average PPP loans, as further discussed below) and a $194.2 million decrease in average tax-exempt securities.
The average taxable-equivalent yield on interest-earning assets was 2.71% during both the three months ended June 30, 2021 and 2022 while the average taxable-equivalent yield on interest-earning assets decreased 18 basis points from 2.74% during the six months ended June 30, 2021 to 2.56% during the six months ended June 30, 2022. The average taxable-equivalent yield on interest-earning assets during 2022 was impacted by the aforementioned changes in market interest rates and changes in the volume and relative mix of interest-earning assets.
The average taxable-equivalent yield on loans decreased 24 basis points from 4.28% during the three months ended June 30, 2021 to 4.04% during the three months ended June 30, 2022 while the average taxable-equivalent yield on loans decreased 18 basis points from 4.07% during the six months ended June 30, 2021 to 3.89% during the six months ended June 30, 2022. The average taxable-equivalent yield on loans during the three and six months ended June 30, 2021 was positively impacted by a higher average proportion of higher-yielding PPP loans to total loans compared to the three and six months ended June 30, 2022. The average volume of loans for the three months ended June 30, 2022 decreased $571.9 million, or 3.3%, while the average volume of loans for the six months ended June 30, 2022 decreased $932.7 million, or 5.3%, compared to the same periods in 2021. The decreases in the average volume of loans were primarily due to a $2.5 billion decrease in the average volumes of PPP loans during both the three and six months ended June 30, 2022. Excluding PPP loans, average loans would have increased $1.9 billion, or 13.2%, and $1.6 billion, or 10.8%, during the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. Loans made up approximately 34.8% and 34.7% of average interest-earning assets during the three and six months ended June 30, 2022, respectively, compared to 40.2% and 42.2% during the same respective periods in 2021.
During the six months ended June 30, 2022, we recognized approximately $2.6 million in PPP loan related deferred processing fees (net of amortization of related deferred origination costs) as a yield adjustment and this amount is included in interest income on loans. Such amounts were not significant during the three months ended June 30, 2022. During the three and six months ended June 30, 2021, we recognized approximately $38.8 million and $62.3 million, respectively, in PPP loan related deferred processing fees (net of amortization of related deferred origination costs). As a result of the inclusion of these net fees in interest income, the average yields on PPP loans was 1.00% and 3.32% during the three and six months ended June 30, 2022, and 6.89% and 5.60% during the three and six months ended June 30, 2021, compared to the stated interest rate of 1.0% on these loans.
The average taxable-equivalent yield on securities was 2.87% during both the three and six months ended June 30, 2022, decreasing 49 basis points from 3.36% during the three months ended June 30, 2021 and decreasing 51 basis points from 3.38% during the six months ended June 30, 2021. The average yield on taxable securities was 2.04% during the three months ended June 30, 2022 increasing 3 basis points from 2.01% during the same period in 2021 while the average yield on taxable securities was 1.97% during the six months ended June 30, 2022 decreasing 6 basis points from 2.03% during the same period in 2021. The average taxable-equivalent yield on tax-exempt securities was 4.04% during the three months ended June 30, 2022 decreasing 5 basis points from 4.09% during the same period in 2021 while the average taxable-equivalent yield on tax-exempt securities was 4.03% during the six months ended June 30, 2022, decreasing 6 basis points from 4.09% during the same period in 2021.
Tax exempt securities made up approximately 43.0% and 45.2% of total average securities during the three and six months ended June 30, 2022, respectively, compared to 66.1% and 66.6% during the same periods in 2021. The average volume of total securities during the three months ended June 30, 2022 increased $5.8 billion, or 47.5%, compared to the same period in 2021 while the average volume of total securities during the six months ended June 30, 2022 increased $5.4 billion, or 43.8%, compared to the same period in 2021. Securities made up approximately 37.9% of average interest-earning assets during the three months ended June 30, 2022 compared to 28.6% during the same period in 2021 while securities made up approximately 37.1% of average interest-earning assets during the six months ended June 30, 2022 compared to 29.7% during the same period in 2021. The increases during the three and six months ended June 30, 2022 were primarily related to the investment of available funds (primarily from growth in deposits) in taxable securities.
Average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) for the three months ended June 30, 2022 decreased $306.0 million, or 2.3%, compared to the same period in 2021 while average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) for the six months ended June 30, 2022 increased $1.8 billion, or 15.4%, compared to the same period in 2021. Interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) made up approximately 27.2% of average interest-earning assets during the three months ended June 30, 2022 compared to 31.1% during the same period in 2021 while interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) made up approximately 28.1% of average interest-earning assets during the six months ended June 30, 2022 and 2021. The average yield on interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) was 0.80% and 0.49% during the three and six months ended June 30, 2022, respectively, compared to 0.11% and 0.10% during the same respective periods in 2021. The average yields on interest-bearing deposits during the three and six months ended June 30, 2022 were impacted by higher interest rates paid on reserves held at the Federal Reserve, compared to the same respective periods in 2021.
The average rate paid on interest-bearing liabilities was 0.26% during the three months ended June 30, 2022, increasing 16 basis points from 0.10% during the same period in 2021 while the average rate paid on interest-bearing liabilities was 0.18% during the six months ended June 30, 2022 increasing 8 basis points from 0.10% during the same period in 2021. Average deposits increased $6.5 billion, or 16.9%, during the three months ended June 30, 2022 compared to the same period in 2021 and included a $4.6 billion increase in average interest-bearing deposits and a $1.9 billion increase in average non-interest bearing deposits. Average deposits increased $7.0 billion, or 19.0%, during the six months ended June 30, 2022 compared to the same period in 2021 and included a $4.7 billion increase in average interest-bearing deposits and a $2.3 billion increase in average non-interest bearing deposits. The ratio of average interest-bearing deposits to total average deposits was 59.0% and 58.6% during the three and six months ended June 30, 2022 compared to 57.0% and 56.9% during the same respective periods in 2021. The average cost of deposits is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-bearing deposits. The average cost of interest-bearing deposits and total deposits was 0.22% and 0.13%, respectively, during the three months ended June 30, 2022 compared to 0.06% and 0.04%, respectively, during the same period in 2021. The average cost of interest-bearing deposits and total deposits was 0.15% and 0.09%, respectively, during the six months ended June 30, 2022 compared to 0.07% and 0.04%, respectively, during the same period in 2021. The average cost of deposits during 2022 was impacted by an increase in the interest rates we pay on most of our interest-bearing deposit products as a result of the aforementioned increase in market interest rates.
Our net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 2.45% and 2.38% during the three and six months ended June 30, 2022 compared to 2.61% and 2.64% during the same respective periods in 2021. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Credit loss expense (benefit) related to:
Loans	$(4,396)	$(4,379)	$68	$(4,379)
Off-balance-sheet credit exposures	4,396	4,379	(68)	4,444
Securities held to maturity	—	—	—	(2)
Total	$—	$—	$—	$63
See the section captioned “Allowance for Credit Losses” elsewhere in this discussion for further analysis of credit loss expense related to loans and off-balance-sheet credit exposures.
Non-Interest Income
Total non-interest income for the three and six months ended June 30, 2022 increased $6.7 million, or 7.3%, and increased $14.8 million, or 8.0%, respectively, compared to the same periods in 2021. Changes in the various components of non-interest income are discussed in more detail below.
Trust and Investment Management Fees. Trust and investment management fees for the three and six months ended June 30, 2022 decreased $98 thousand, or 0.3%, and increased $3.2 million, or 4.4%, respectively, compared to the same periods in 2021. Investment management fees are the most significant component of trust and investment management fees, making up approximately 79.6% and 81.8% of total trust and investment management fees for the first six months of 2022 and 2021, respectively. The decrease in trust and investment management fees during the three months ended June 30, 2022 was primarily due to decreases in estate fees (down $968 thousand) and investment management fees (down $863 thousand), among other things, mostly offset by an increase in oil and gas fees (up $1.8 million).
The increase in trust and investment management fees during the six months ended June 30, 2022 was primarily due to increases in oil and gas fees (up $2.6 million), investment management fees (up $966 thousand) and real estate fees (up $580 thousand) partly offset by a decrease in estate fees (down $888 thousand). Investment management fees are generally based on the market value of assets within an account and are thus impacted by volatility in the equity and bond markets. The increase in investment management fees during six months ended June 30, 2022 was primarily related to higher average equity valuations as well as an increase in the number of accounts. The decrease in investment management fees during three months ended June 30, 2022 was primarily related to the sharp decline in equity valuations during the second quarter of 2022. Oil and gas fees during the three and six months ended June 30, 2022 were impacted by increases in oil and gas prices. The fluctuations in estate fees and real estate fees during the comparable periods were primarily related to variations in transaction volumes.
At June 30, 2022, trust assets, including both managed assets and custody assets, were primarily composed of equity securities (43.0% of assets), fixed income securities (33.1% of assets), alternative investments (7.5% of assets) and cash equivalents (9.9% of assets). The estimated fair value of these assets was $40.1 billion (including managed assets of $19.4 billion and custody assets of $20.6 billion) at June 30, 2022, compared to $43.3 billion (including managed assets of $19.1 billion and custody assets of $24.2 billion) at December 31, 2021 and $42.3 billion (including managed assets of $18.1 billion and custody assets of $24.2 billion) at June 30, 2021.
Service Charges on Deposit Accounts. Service charges on deposit accounts for the three and six months ended June 30, 2022 increased $4.0 million, or 20.3%, and increased $6.8 million, or 17.0%, respectively, compared to the same periods in 2021. The increase during the three months ended June 30, 2022 was primarily related to increases in overdraft charges on consumer and commercial accounts (up $2.1 million and $624 thousand, respectively) and commercial service charges (up $1.1 million). The increase during the six months ended June 30, 2022 was primarily related to increases in overdraft charges on consumer and commercial accounts (up $2.7 million and $1.1 million, respectively) and commercial service charges (up $2.5 million).
Commercial service charges during the three and six months ended June 30, 2022 were primarily impacted by increases in the volumes of billable services compared to the same periods in 2021. Overdraft charges totaled $9.6 million ($7.4 million consumer and $2.1 million commercial) during the three months ended June 30, 2022 compared to $6.9 million ($5.3 million consumer and $1.5 million commercial) during the same period in 2021. Overdraft charges totaled $18.2 million ($14.1 million consumer and $4.1 million commercial) during the six months ended June 30, 2022 compared to $14.4 million ($11.4 million consumer and $3.0 million commercial) during the same period in 2021. The increases in overdraft charges during the three and six months ended June 30, 2022 were impacted by increases in the volumes of fee assessed overdrafts relative to the same periods in 2021.
In June 2022, we expanded the overdraft grace feature first implemented in April 2021. This feature, which was previously only available to certain consumer demand deposit accounts, is now available to all of our consumer demand deposit accounts, regardless of direct deposit status. With this feature no fees will be assessed on overdrafts of $100 or less. Additionally, we also eliminated fees on non-sufficient and returned items for all consumer deposit accounts. We expect these changes will impact revenue by as much as $3.5 million on an annual basis.
Insurance Commissions and Fees. Insurance commissions and fees for the three and six months ended June 30, 2022 increased $1.0 million, or 9.3%, and increased $298 thousand, or 1.1%, respectively, compared to the same periods in 2021. The increase during the three months ended June 30, 2022 was the result of increases in commission income (up $774 thousand) and contingent income (up $229 thousand). The increase during the six months ended June 30, 2022 was the result of an increase in commission income (up $1.3 million) mostly offset by a decrease in contingent income (down $1.0 million).
Contingent income totaled $578 thousand and $3.0 million during the three and six months ended June 30, 2022, respectively, compared to $349 thousand and $4.0 million during the same periods in 2021. Contingent income primarily consists of amounts received from various property and casualty insurance carriers related to portfolio growth and the loss performance of insurance policies previously placed. These performance related contingent payments are seasonal in nature and are mostly received during the first quarter of each year. This performance related contingent income totaled $1.8 million and $3.1 million during the six months ended June 30, 2022 and 2021, respectively. The decrease in performance related contingent income during 2022 was related to low growth within the portfolio and a deterioration in the loss performance of insurance policies previously placed. This deterioration was impacted by a severe weather event in Texas during the first quarter of 2021 that resulted in a significant increase in property and casualty claims and losses. Contingent income also includes amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. This benefit plan related contingent income totaled $385 thousand and $1.2 million during the three and six months ended June 30, 2022, respectively, compared to $274 thousand and $899 thousand during the same respective periods in 2021. The increases in commission income during the three and six months ended June 30, 2022 were primarily related to increases in commercial and personal lines property and casualty commissions and benefit plan commissions partly offset by decreases in life insurance commissions. The increases in commercial and personal lines property and casualty commissions and benefit plan commissions during the three and six months ended June 30, 2022 were related to increased business volumes and increased market rates while the decreases in life insurance commissions were related to decreased business volumes.
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
Net interchange and card transaction fees for the three and six months ended June 30, 2022 increased $270 thousand, or 5.8%, and increased $403 thousand, or 4.6%, respectively, compared to the same periods in 2021 primarily due to increases in transaction volumes as well as the impact of new card products partly offset by an increase in network costs. A comparison of gross and net interchange and card transaction fees for the reported periods is presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income from card transactions	$8,308	$7,553	$15,789	$13,945
ATM service fees	867	866	1,631	1,651
Gross interchange and card transaction fees	9,175	8,419	17,420	15,596
Network costs	4,264	3,778	8,283	6,862
Net interchange and card transaction fees	$4,911	$4,641	$9,137	$8,734
Federal Reserve rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. An upward adjustment of no more than 1 cent to an issuer's debit card interchange fee is allowed if the card issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-

prevention standards. The Federal Reserve also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product.
Other Charges, Commissions and Fees. Other charges, commissions and fees for the three months ended June 30, 2022 increased $1.2 million, or 14.4%, compared to the same period in 2021. The increase was primarily related to increases in income from the placement of money market accounts (up $1.1 million) and merchant services rebates/bonuses (up $472 thousand), among other things, partly offset by a decrease in income from the sale of mutual funds (down $448 thousand), among other things. Other charges, commissions and fees for the six months ended June 30, 2022 increased $2.6 million, or 15.2%, compared to the same period in 2021. The increase was primarily related to increases in income from the placement of money market accounts (up $944 thousand), merchant services rebates/bonuses (up $898 thousand), letter of credit fees (up $463 thousand) and funds transfer service charges (up $295 thousand), among other things.
Other Non-Interest Income. Other non-interest income for the three months ended June 30, 2022 increased $237 thousand, or 2.5%, compared to the same period in 2021.The increase was primarily related to increases in sundry and other miscellaneous income (up $1.2 million), income from customer derivative and securities trading transactions (up $742 thousand) and income from customer foreign exchange transactions (up $547 thousand), among other things, partly offset by decreases in gains on the sale assets (down $1.8 million) and mineral interest income (down $289 thousand), among other things. Sundry income during the three months ended June 30, 2022 included $1.0 million in card related incentives/rebates and $489 thousand related to the recovery of prior write-offs. The increases in income from customer derivative and securities trading transactions and customer foreign exchange transactions were primarily related to increases in transaction volumes. Gains on the sale of assets during the second quarter of 2021 included $1.8 million related to the sale of certain parking lots in downtown San Antonio. The decrease in mineral interest income was related to the donation of certain mineral interests in 2021.
Other non-interest income for the six months ended June 30, 2022 increased $1.6 million, or 8.8%, compared to the same period in 2021. The increase was primarily related to increases in sundry and other miscellaneous income (up $2.3 million), public finance underwriting fees (up $1.6 million) and income from customer foreign exchange transactions (up $926 thousand) partly offset by decreases in gains on the sale of foreclosed and other assets (down $1.8 million), mineral interest income (down $497 thousand) and income from customer derivative and securities trading transactions (down $435 thousand), among other things. Sundry income during the six months ended June 30, 2022 included $1.0 million related to the recovery of prior write-offs, $1.0 million in card related incentives/rebates and $458 thousand related to a contract fee. The increases in public finance underwriting fees and income from customer foreign exchange transactions were primarily related to increases in transaction volumes. The decrease in gains on the sale of assets was primarily related to the aforementioned sale of certain parking lots in downtown San Antonio during the second quarter of 2021. The decrease in mineral interest income was related to the donation of certain mineral interests in 2021. The decrease in income from customer derivative transactions was primarily due to a decrease in transaction volume.
Non-Interest Expense
Total non-interest expense for the three and six months ended June 30, 2022 increased $31.1 million, or 14.4%, and increased $59.7 million, or 14.0%, respectively, compared to the same periods in 2021. Changes in the various components of non-interest expense are discussed below.
Salaries and Wages. Salaries and wages for the three and six months ended June 30, 2022 increased $19.8 million, or 20.5%, and increased $37.7 million, or 19.8%, respectively, compared to the same periods in 2021. The increases in salaries and wages were primarily related to increases in salaries, due to annual merit and market increases as well as the implementation of a $20 per hour minimum wage in December, 2021. Salaries and wages was also impacted by increases in the number of employees, increases in incentive compensation and, primarily during the six months ended June 30, 2022, a decrease in salary costs deferred in connection with loan originations as the first quarter of 2021 was impacted by the high volume of PPP loan originations. We are experiencing an increasingly competitive labor market which has resulted in and could continue to result in an increase in our staffing costs.
Employee Benefits. Employee benefits expense for the three and six months ended June 30, 2022 increased $2.0 million, or 10.7%, and increased $3.7 million, or 8.9%, respectively, compared to the same periods in 2021. The increases were primarily related to increases in payroll taxes, 401(k) plan expense and medical benefits expense, among other things, partly offset by increases in the net periodic benefits related to our defined benefit retirement plan.
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
Net Occupancy. Net occupancy expense for the three and six months ended June 30, 2022 increased $1.7 million, or 6.5%, and increased $3.1 million, or 5.9%, respectively, compared to the same periods in 2021. The increases during the three and six months ended June 30, 2022 were primarily related to increases in repairs and maintenance/service contracts expense (up $1.0 million and $1.8 million, respectively), depreciation on buildings and leasehold improvements (together up $308 thousand and $663 thousand, respectively) and lease expense (up $433 thousand and $528 thousand, respectively), among other things. The increases in the aforementioned components of net occupancy expense were impacted, in part, by our expansion within the Houston and Dallas market areas.
Technology, Furniture and Equipment. Technology, furniture and equipment expense for the three and six months ended June 30, 2022 increased $1.9 million, or 6.9%, and increased $3.1 million, or 5.5%, respectively, compared to the same periods in 2021. The increases during the three and six months ended June 30, 2022 were primarily related to increases in cloud services expense (up $1.1 million and $1.9 million, respectively), depreciation of furniture and equipment (up $348 thousand and $863 thousand, respectively) and service contracts expense (up $466 thousand and $583 thousand, respectively), among other things, partly offset by decreases in software maintenance (down $199 thousand and $557 thousand, respectively).
Deposit Insurance. Deposit insurance expense totaled $3.7 million and $7.4 million for the three and six months ended June 30, 2022, respectively, compared to $2.9 million and $5.8 million for the three and six months ended June 30, 2021. The increases were primarily related to an increase in total assets partly offset by a decrease in the assessment rate. In June 2022, the Federal Deposit Insurance Corporation issued a notice of proposed rulemaking, applicable to all insured depository institutions, to increase the initial base deposit insurance assessment rates by 2 basis points, beginning with the first quarterly assessment period of 2023.
Other Non-Interest Expense. Other non-interest expense for the three and six months ended June 30, 2022 increased $4.8 million, or 11.5%, and increased $10.7 million, or 13.6%, respectively, compared to the same periods in 2021. The increase during the three months ended June 30, 2022 included increases in travel, meals and entertainment (up $1.7 million); professional services expense (up $1.2 million); sundry and other miscellaneous expenses (up $1.1 million); and advertising/promotions expense (up $661 thousand). Sundry and other miscellaneous expenses during the three months ended June 30, 2022 included $446 thousand related to the write-off of certain assets and $387 thousand related to settlements. The impact of the aforementioned items was partly offset by decreases in donations expense (down $1.8 million), which was impacted by a $1.8 million contribution to the Frost Charitable Foundation in the second quarter of 2021, among other things. The increase during the six months ended June 30, 2022 included increases in professional services expense (up $3.0 million); travel, meals and entertainment (up $3.0 million); advertising/promotions expense (up $2.8 million); and business development expense (up $889 thousand); among other things. Other non-interest expense during the six months ended June 30, 2022 was also impacted by a decrease in costs deferred as loan origination costs (down $1.2 million) as the first quarter of 2021 was impacted by a large volume of PPP loan originations. The impact of the aforementioned items was partly offset by decreases in donations expense (down $3.2 million), which was impacted by $3.3 million in contributions to the Frost Charitable Foundation in the first six months of 2021; and amortization of deferred costs associated with loan commitments (down $663 thousand), among other things.
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
Banking
Net income for the three and six months ended June 30, 2022 increased $3.0 million, or 2.7%, and decreased $15.3 million, or 6.9%, respectively, compared to the same periods in 2021. The increase during the three months ended June 30, 2022 was primarily the result of a $30.7 million increase in net interest income and a $6.5 million increase in non-interest income partly offset by a $27.9 million increase in non-interest expense and a $6.2 million increase in income tax expense. The decrease during the six months ended June 30, 2022 was primarily the result of a $55.3 million increase in non-interest expense and a $10.1 million increase in income tax expense partly offset by a $38.7 million increase in net interest income and an $11.4 million increase in non-interest income.

Net interest income for the three and six months ended June 30, 2022 increased $30.7 million, or 11.9%, and $38.7 million, or 7.7%, respectively, compared to the same periods in 2021. The increase during the three months ended June 30, 2022 was primarily related to an increase in the average volume of taxable securities, an increase in the average yield on interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) and, to a much lesser extent, an increase in the average volume of tax-exempt securities. The impact of these items was partly offset by a decrease in the average volume of loans combined with decreases in the average yields on loans and tax-exempt securities and increases in the average cost and average volume of interest-bearing deposit accounts (primarily money market deposit accounts) and an increase in the average cost of repurchase agreements. The increase during the six months ended June 30, 2022 was primarily related to an increase in the average volume of taxable securities and an increase in the average yield on interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) and, to a much lesser extent, increases in the average volumes of tax-exempt securities and interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve). The impact of these items was partly offset by a decrease in the average volume of loans combined with decreases in the average yields on loans, tax-exempt securities and taxable securities; an increase in the average cost and average volume of interest-bearing deposits (primarily money market deposit accounts); and an increase in the average cost of repurchase agreements. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.
Credit loss expense/benefit was not significant for the Banking segment during the reported periods. See the sections captioned “Credit Loss Expense” and “Allowance for Credit Losses” elsewhere in this discussion for further analysis of credit loss expense related to loans and off-balance-sheet commitments.
Non-interest income for the three months ended June 30, 2022 increased $6.5 million, or 13.2%, compared to the same period in 2021, while non-interest income for the six months ended June 30, 2022 increased $11.4 million, or 11.1%, compared to the same period in 2021. The increase during the three months ended June 30, 2022 was primarily due to increases in service charges on deposit accounts; insurance commissions and fees; and other charges, commissions and fees. The increase during the six months ended June 30, 2022 was primarily due to increases in service charges on deposit accounts; other non-interest income; and other charges, commissions and fees. The increases in service charges on deposit accounts during the three and six months ended June 30, 2022 were primarily related to increases in overdraft charges on consumer and commercial accounts and commercial service charges. The increases in overdraft charges during the three and six months ended June 30, 2022 were impacted by increases in the volumes of fee assessed overdrafts relative to the same periods in 2021. Commercial service charges during the three and six months ended June 30, 2022 were primarily impacted by increases in the volumes of billable services compared to the same periods in 2021. The increase in insurance commissions and fees during the three months ended June 30, 2022, was the result of increases in commission income and contingent income, which is further discussed below in relation to Frost Insurance Agency. The increases in other charges, commissions and fees during the three and six months ended June 30, 2022 were primarily related to increases in merchant services rebates/bonuses, among other things, and, additionally for the six months ended June 30, 2022, increases in letter of credit fees and funds transfer service charges. The increase in other non-interest income during the six months ended June 30, 2022 was primarily due to an increase in sundry and other miscellaneous income, which was impacted by certain card related incentives/rebates, the recovery of prior write-offs, and the recognition of a contract fee. Other non-interest income during the six months ended June 30, 2022 was also impacted by increases in public finance underwriting fees and income from customer foreign exchange transactions, due to increases in transaction volumes. These items were partly offset by decreases in gains on the sale of foreclosed and other assets and income from customer derivative and securities trading transactions, among other things. See the analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for three months ended June 30, 2022 increased $27.9 million, or 15.3%, while non-interest expense for the six months ended June 30, 2022 increased $55.3 million, or 15.3%, compared to the same respective periods in 2021. The increases during the three and six months ended June 30, 2022 were primarily due to increases in salaries and wages and other non-interest expense and, to a lesser extent, increases in employee benefit expense; technology, furniture and equipment expense and net occupancy expense.
The increases in salaries and wages during the three and six months ended June 30, 2022, were primarily related to increases in salaries, due to annual merit and market increases as well as the implementation of a $20 per hour minimum wage in December, 2021. Salaries and wages was also impacted by increases in the number of employees, increases in incentive compensation and, primarily during the six months ended June 30, 2022, a decrease in salary costs deferred in connection with loan originations as the first quarter of 2021 was impacted by the high volume of PPP loan originations. The increase in other non-interest expense during the three months ended June 30, 2022 was primarily related to increases in travel, meals and entertainment; professional services expense; sundry and other miscellaneous expenses; and advertising/promotions expense. Sundry and other miscellaneous expenses during the three months ended June 30, 2022 was impacted by the write-off of certain assets and certain settlements. The impact of the aforementioned items was partly offset by a decrease in donations expense, which was impacted by a $1.8 million contribution to the Frost Charitable Foundation in the second quarter of 2021, among other things. The increase in other non-interest expense during the six months ended June 30, 2022 was primarily related to increases in professional services expense; travel, meals and entertainment; advertising/promotions expense; and business development expense; among other things. Other non-interest expense during the six months ended June 30, 2022 was also impacted by a decrease in costs deferred as loan origination costs as the first quarter of 2021 was impacted by a large volume of PPP loan originations. The increases in employee benefits expense during the three and six months ended June 30, 2022 were primarily related to increases in payroll taxes, 401(k) plan expense and medical benefits expense, among other things, partly offset by increases in the net periodic benefits related to our defined benefit retirement plan. The increases in technology, furniture and equipment expense during the three and six months ended June 30, 2022 were primarily related to increases in cloud services expense, depreciation of furniture and equipment and service contracts expense, among other things, partly offset by decreases in software maintenance. The increases in net occupancy during the three and six months ended June 30, 2022 were primarily related to increases in repairs and maintenance/service contracts expense, depreciation on buildings and leasehold improvements and lease expense, among other things. The increases in the aforementioned components of net occupancy expense were impacted, in part, by our expansion within the Houston and Dallas market areas.
Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $11.8 million and $28.5 million during the three and six months ended June 30, 2022, respectively, compared to $10.8 million and $28.2 million during the same respective periods in 2021. The increase during the three months ended June 30, 2022 was primarily related to increases in commission income and contingent income while the increase during the six months ended June 30, 2022 was primarily related an increase in commission income mostly offset by a decrease in contingent income. The increases in gross commission income during the three and six months ended June 30, 2022 were primarily related to increases in commercial and personal lines property and casualty commissions and benefit plan commissions, due to increases in business volumes and market rates, partly offset by decreases in life insurance commissions, due to decreased business volumes. The decrease in contingent income during the six months ended June 30, 2022 was primarily related to a decrease in performance related contingent payments due to low growth within the portfolio and a deterioration in the loss performance of insurance policies previously placed. The decrease in performance related contingent commissions during was partly offset by an increase in contingent commissions received from various benefit plan insurance companies. See the analysis of insurance commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Frost Wealth Advisors
Net income for the three and six months ended June 30, 2022 decreased $1.7 million, or 16.7%, and increased $543 thousand, or 3.0%, respectively, compared to the same periods in 2021. The decrease during the three months ended June 30, 2022 was primarily the result of a $3.1 million increase in non-interest expense partly offset by a $520 thousand increase in non-interest income, a $457 thousand decrease in income tax expense and a $450 thousand increase in net interest income. The increase during the six months June 30, 2022 ended was primarily the result of a $4.1 million increase in non-interest income and a $664 thousand increase in net interest income partly offset by a $4.1 million increase in non-interest expense.
Net interest income for the three and six months ended June 30, 2022 increased $450 thousand, or 88.6%, and increased $664 thousand, or 66.8%, respectively, compared to the same periods in 2021. The increases during the three and six months ended June 30, 2022 were primarily due to an increases in the average volume of funds provided by Frost Wealth Advisors and an increase in the average funds transfer prices allocated to such funds. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.
Non-interest income for the three and six months ended June 30, 2022 increased $520 thousand, or 1.2%, and increased $4.1 million, or 5.0%, respectively, compared to the same periods in 2021. The increase during the three months ended June 30, 2022 was primarily due to a increases in other charges, commissions and fees and other non-interest income partly offset by a decrease in trust and investment management fees. The increase during the six months ended June 30, 2022 was primarily due to increases in trust and investment management fees and other charges, commissions and fees. Trust and investment management fee income is the most significant income component for Frost Wealth Advisors. Investment management fees are the most significant component of trust and investment management fees, making up approximately 79.6% of total trust and investment management fees for the first six months of 2022.
The decrease in trust and investment management fees during the three months ended June 30, 2022 was primarily due to decreases in estate fees and investment management fees, among other things, mostly offset by an increase in oil and gas fees. The increase in trust and investment management fees during the six months ended June 30, 2022 was primarily due to increases in oil and gas fees, investment management fees and real estate fees partly offset by a decrease in estate fees. The increase in investment management fees during six months ended June 30, 2022 was primarily related to higher average equity valuations as well as an increase in the number of accounts. The decrease in investment management fees during three months ended June 30, 2022 was primarily related to the sharp decline in equity valuations during the second quarter of 2022. Oil and gas fees during the three and six months ended June 30, 2022 were impacted by increases in oil and gas prices. The fluctuations in estate fees and real estate fees during the comparable periods were primarily related to variations in transaction volumes. The increases in other charges, commissions and fees during the three and six months ended June 30, 2022 were primarily related to increases in income from the placement of money market accounts, among other things, partly offset by decreases in income from the sale of mutual funds, among other things. The increase in other non-interest income during the three months ended June 30, 2022 was primarily related to an increase in income from customer securities trading transactions. See the analysis of trust and investment management fees and other charges, commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for the three and six months ended June 30, 2022 increased $3.1 million, or 10.5%, and increased $4.1 million, or 6.9%, respectively, compared to the same periods in 2021. The increases during the three and six months ended June 30, 2022 were primarily due to increases in salaries and wages and other non-interest expense, and to a lesser extent, increases in employee benefits expense and technology, furniture and equipment expense. The increases in salaries and wages during the three and six months ended June 30, 2022 were primarily due to increases in incentive compensation and commission expense as well as increases in salaries due to annual merit and market increases. The increases in other non-interest expense during the three and six months ended June 30, 2022 were mostly related to increases in sundry and other miscellaneous expenses, which was primarily related to the write-off of certain assets; and travel, meals and entertainment; among other things. Other non-interest expense for the six months ended June 30, 2022 was also impacted by an increase in research and platform fees. These increases were partly offset by decreases in the corporate overhead expense allocation during the three and six months ended June 30, 2022 compared to the same periods in 2021. The increases in employee benefits during the three and six months ended June 30, 2022 were primarily related to increases in 401(k) plan expense and medical benefits expense. Employee benefits during the six months ended June 30, 2022 was also impacted by an increase in payroll taxes. The increases in technology, furniture and equipment expense during the three and six months ended June 30, 2022 were primarily related to increases in cloud services expenses.
Non-Banks
The Non-Banks operating segment had net losses of $3.2 million and $5.6 million during the three and six months ended June 30, 2022, respectively, compared to net losses of $2.9 million and $4.5 million during the same periods in 2021. The increase in the net loss during the three months ended June 30, 2022 was primarily due to a decrease in other non-interest income and an increase in net interest expense partly offset by an increase in net income tax benefit. The increase in the net loss during the six months ended June 30, 2022 was primarily due to a decrease in other non-interest income, an increase in non-interest expense, a decrease in net income tax benefit and an increase in net interest expense. The decreases in other non-interest income during the three and six months ended June 30, 2022 were primarily due to decreases in mineral interest income as the related mineral interest assets were donated to the Frost Charitable Foundation during the third quarter of 2021. The net income tax benefit during the six months ended June 30, 2022 was impacted by the aforementioned donation due to the elimination of certain related tax deductions. The increase in other non-interest expense during the six months ended June 30, 2022 was primarily due to increases in travel, meals and entertainment and professional service expense. The increases in net interest expense during the three and six months ended June 30, 2022 were primarily related to increases in the average rate paid on our long term borrowings partly offset by the impact of the redemption, during the fourth quarter of 2021, of $13.4 million of junior subordinated deferrable interest debentures issued to WNB Capital Trust I.
Income Taxes
During the three months ended June 30, 2022, we recognized income tax expense of $20.7 million, for an effective tax rate of 14.8%, compared to $15.1 million, for an effective tax rate of 11.3%, for the same period in 2021. During the six months ended June 30, 2022, we recognized income tax expense of $33.3 million, for an effective tax rate of 13.2%, compared to $23.0 million, for an effective tax rate of 8.9%, for the same period in 2021. The effective income tax rates differed from the U.S. statutory federal income tax rate of 21% during 2022 and 2021 primarily due to the effect of tax-exempt income from loans, securities and life insurance policies and the income tax effects associated with stock-based compensation, among other things, and their relative proportion to total pre-tax net income. The increase in the effective tax rates during 2022 were primarily related to increases in projected pre-tax net income and, to a lesser extent, a decrease in discrete tax benefits associated with stock-based compensation.

Average Balance Sheet
Average assets totaled $50.7 billion for the six months ended June 30, 2022 representing an increase of $6.6 billion, or 15.0%, compared to average assets for the same period in 2021. Earning assets increased $6.2 billion, or 15.1%, during the first six months of 2022 compared to the same period in 2021. The increase in earning assets was primarily related to a $5.6 billion increase in average taxable securities and a $1.8 billion increase in average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) partly offset by a $932.7 million decrease in average loans. Average deposits increased $7.0 billion, or 19.0%, during the first six months of 2022 compared to the same period in 2021. Growth in average deposits was related to increased customer balances as well as new customer accounts. The increase included a $2.3 billion increase in non-interest bearing deposits and a $4.7 billion increase in interest-bearing deposit accounts. Average non-interest bearing deposits made up 41.4% and 43.1% of average total deposits during the first six months of 2022 and 2021, respectively.
Loans
Details of our loan portfolio are presented in Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report. Loans increased $399.6 million, or 2.4%, from $16.3 billion at December 31, 2021 to $16.7 billion at June 30, 2022. As further discussed below, during the second quarter of 2020, we began originating loans to qualified small businesses under the Paycheck Protection Program (“PPP”) administered by the SBA under the provisions of the CARES Act. Excluding PPP loans, total loans would have otherwise increased $736.6 million, or 4.6%, from $15.9 billion at December 31, 2021 to $16.6 billion at June 30, 2022. The majority of our loan portfolio is comprised of commercial and industrial loans, energy loans, and real estate loans. Real estate loans include both commercial and consumer balances. Selected details related to our loan portfolio segments are presented below. Refer to our 2021 Form 10-K for a more detailed discussion of our loan origination and risk management processes.
Commercial and Industrial. Commercial and industrial loans increased $174.3 million, or 3.2%, from $5.4 billion at December 31, 2021 to $5.5 billion at June 30, 2022. Our commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with our loan policy guidelines. The commercial and industrial loan portfolio also includes commercial leases and purchased shared national credits ("SNC"s).
Energy. Energy loans include loans to entities and individuals that are engaged in various energy-related activities including (i) the development and production of oil or natural gas, (ii) providing oil and gas field servicing, (iii) providing energy-related transportation services, (iv) providing equipment to support oil and gas drilling, (v) refining petrochemicals, or (vi) trading oil, gas and related commodities. Energy loans decreased $89.9 million, or 8.3%, from $1.1 billion at December 31, 2021 to $987.9 million at June 30, 2022. We have recently made efforts to reduce our exposure to energy loans. Nonetheless energy loans remain our largest industry concentration totaling 5.9% of total loans (also 5.9% excluding PPP loans) at June 30, 2022, down from 6.6% of total loans (6.8% excluding PPP loans) at December 31, 2021. The average loan size, the significance of the portfolio and the specialized nature of the energy industry requires a highly prescriptive underwriting policy. Exceptions to this policy are rarely granted. Due to the large borrowing requirements of this customer base, the energy loan portfolio includes participations and SNCs.
Purchased Shared National Credits. Purchased shared national credits are participations purchased from upstream financial organizations and tend to be larger in size than our originated portfolio. Our purchased SNC portfolio totaled $707.8 million at June 30, 2022, increasing $9.5 million, or 1.4%, from $698.4 million at December 31, 2021. At June 30, 2022, 30.1% of outstanding purchased SNCs were related to the construction industry while 25.8% were related to the energy industry, 13.7% were related to the financial services industry and 12.1% were related to the real estate management industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the energy and commercial and industrial portfolio, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of our customers. As a matter of policy, we generally only participate in SNCs for companies headquartered in or which have significant operations within our market areas. In addition, we must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.

Commercial Real Estate. Commercial real estate loans increased $479.5 million, or 6.3%, from $7.6 billion at December 31, 2021 to $8.1 billion at June 30, 2022. Commercial real estate loans represented 83.8% of total real estate loans at June 30, 2022 compared to 84.3% at December 31, 2021. The majority of our commercial real estate loan portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan. At June 30, 2022, approximately 48.8% of the outstanding principal balance of our commercial real estate loans were secured by owner-occupied properties.
Consumer Real Estate and Other Consumer Loans. The consumer loan portfolio, including all consumer real estate and consumer installment loans, increased $150.2 million, or 10.6%, from $1.9 billion at December 31, 2021 to $2.1 billion at June 30, 2022. Combined, home equity loans and lines of credit made up 61.3% and 59.8% of the consumer real estate loan total at June 30, 2022 and December 31, 2021, respectively. We offer home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans. We have not generally originated 1-4 family mortgage loans since 2000; however, from time to time, we invested in such loans to meet the needs of our customers or for other regulatory compliance purposes. Nonetheless, we expect to begin regular production of 1-4 family mortgage loans for portfolio investment purposes in late 2022. Consumer and other loans increased $22.4 million, or 4.7%, from December 31, 2021. The consumer and other loan portfolio primarily consists of automobile loans, overdrafts, unsecured revolving credit products, personal loans secured by cash and cash equivalents and other similar types of credit facilities.
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
During the six months ended June 30, 2022, we recognized approximately $2.6 million in PPP loan related deferred processing fees (net of amortization of related deferred origination costs) as a yield adjustment and this amount is included in interest income on loans. During the six months ended June 30, 2021, we recognized approximately $62.3 million in PPP loan related deferred net processing fees. As a result of the inclusion of these net fees in interest income, the average yields on PPP loans were 3.32% during the six months ended June 30, 2022, and 5.60% during the six months ended June 30, 2021 compared to the stated interest rate of 1.0% on these loans. PPP related deferred processing fees and deferred origination costs are not expected to significantly impact interest income on loans in future periods.
Accruing Past Due Loans. Accruing past due loans are presented in the following tables. Also see Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report.

		Accruing Loans 30-89 Days Past Due		Accruing Loans 90 or More Days Past Due		Total Accruing Past Due Loans
	Total Loans	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category
June 30, 2022
Commercial and industrial	$5,539,277	$12,369	0.22%	$3,280	0.06%	$15,649	0.28%
Energy	987,925	200	0.02	—	—	200	0.02
Paycheck Protection Program	91,919	5,919	6.44	5,063	5.51	10,982	11.95
Commercial real estate:
Buildings, land and other	6,520,280	17,693	0.27	781	0.01	18,474	0.28
Construction	1,535,808	832	0.05	—	—	832	0.05
Consumer real estate	1,561,035	6,921	0.44	903	0.06	7,824	0.50
Consumer and other	499,782	4,443	0.89	598	0.12	5,041	1.01
Total	$16,736,026	$48,377	0.29	$10,625	0.06	$59,002	0.35
Excluding PPP loans	$16,644,107	$42,458	0.26	$5,562	0.03	$48,020	0.29

		Accruing Loans 30-89 Days Past Due		Accruing Loans 90 or More Days Past Due		Total Accruing Past Due Loans
	Total Loans	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category
December 31, 2021
Commercial and industrial	$5,364,954	$29,491	0.55%	$7,802	0.15%	$37,293	0.70%
Energy	1,077,792	1,353	0.13	215	0.02	1,568	0.15
Paycheck Protection Program	428,882	4,979	1.16	18,766	4.38	23,745	5.54
Commercial real estate:
Buildings, land and other	6,272,339	37,033	0.59	8,687	0.14	45,720	0.73
Construction	1,304,271	188	0.01	—	—	188	0.01
Consumer real estate	1,410,790	4,866	0.34	2,177	0.15	7,043	0.49
Consumer and other	477,369	4,185	0.88	1,076	0.23	5,261	1.11
Total	$16,336,397	$82,095	0.50	$38,723	0.24	$120,818	0.74
Excluding PPP loans	$15,907,515	$77,116	0.48	$19,957	0.13	$97,073	0.61
Accruing past due loans at June 30, 2022 decreased $61.8 million compared to December 31, 2021. The decrease was primarily related to decreases in past due non-construction related commercial real estate loans (down $27.2 million), past due commercial and industrial loans (down $21.6 million) and past due PPP loans (down $12.8 million). PPP loans are fully guaranteed by the SBA and we expect to collect all amounts due related to these loans. Excluding PPP loans, accruing past due loans decreased $49.1 million.
Non-Accrual Loans. Non-accrual loans are presented in the table below. Also see in Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report.

	June 30, 2022			December 31, 2021
		Non-Accrual Loans			Non-Accrual Loans
	Total Loans	Amount	Percent of Loans in Category	Total Loans	Amount	Percent of Loans in Category
Commercial and industrial	$5,539,277	$11,170	0.20%	$5,364,954	$22,582	0.42%
Energy	987,925	11,114	1.12	1,077,792	14,433	1.34
Paycheck Protection Program	91,919	—	—	428,882	—	—
Commercial real estate:
Buildings, land and other	6,520,280	11,806	0.18	6,272,339	15,297	0.24
Construction	1,535,808	—	—	1,304,271	948	0.07
Consumer real estate	1,561,035	1,035	0.07	1,410,790	440	0.03
Consumer and other	499,782	—	—	477,369	13	—
Total	$16,736,026	$35,125	0.21	$16,336,397	$53,713	0.33
Excluding PPP loans	$16,644,107	$35,125	0.21	$15,907,515	$53,713	0.34
Allowance for credit losses on loans		$239,632			$248,666
Ratio of allowance for credit losses on loans to non-accrual loans		682.23%			462.95%
Non-accrual loans at June 30, 2022 decreased $18.6 million from December 31, 2021 primarily due to decreases in non-accrual commercial and industrial loans and, to a lesser extent, commercial real estate and energy loans. The decreases were primarily related to principal payments, loans returning to accrual and charge offs.
Generally, loans are placed on non-accrual status if principal or interest payments become 90 days past due and/or management deems the collectibility of the principal and/or interest to be in question, as well as when required by regulatory requirements. Once interest accruals are discontinued, accrued but uncollected interest is charged to current year operations. Subsequent receipts on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Classification of a loan as non-accrual does not preclude the ultimate collection of loan principal or interest. There were no non-accrual commercial and industrial loans in excess of $5.0 million at June 30, 2022 or December 31, 2021. Non-accrual energy loans included one credit relationship in excess of $5.0 million totaling $7.6 million at June 30, 2022. This credit relationship was previously reported as non-accrual with an aggregate balance of $9.6 million at

December 31, 2021. The decrease in the aggregate balance of this credit relationship was related to principal payments made by the borrower. Non-accrual real estate loans primarily consist of land development, 1-4 family residential construction credit relationships and loans secured by office buildings and religious facilities. There were no non-accrual commercial real estate loans in excess of $5.0 million at June 30, 2022 or December 31, 2021.
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

	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans	Total Loans	Ratio of Allowance Allocated to Loans in Each Category
June 30, 2022
Commercial and industrial	$87,270	33.1%	$5,539,277	1.58%
Energy	16,267	5.9	987,925	1.65
Paycheck Protection Program	—	0.5	91,919	—
Commercial real estate	117,106	48.2	8,056,088	1.45
Consumer real estate	6,854	9.3	1,561,035	0.44
Consumer and other	12,135	3.0	499,782	2.43
Total	$239,632	100.0%	$16,736,026	1.43
Excluding PPP loans	$239,632		$16,644,107	1.44%
December 31, 2021
Commercial and industrial	$72,091	32.9%	$5,364,954	1.34%
Energy	17,217	6.6	1,077,792	1.60
Paycheck Protection Program	—	2.6	428,882	—
Commercial real estate	144,936	46.4	7,576,610	1.91
Consumer real estate	6,585	8.6	1,410,790	0.47
Consumer and other	7,837	2.9	477,369	1.64
Total	$248,666	100.0%	$16,336,397	1.52
Excluding PPP loans	$248,666		$15,907,515	1.56
The allowance allocated to commercial and industrial loans totaled $87.3 million, or 1.58% of total commercial and industrial loans, at June 30, 2022 increasing $15.2 million, or 21.1%, compared to $72.1 million, or 1.34% of total commercial and industrial loans, at December 31, 2021. Modeled expected credit losses increased $1.8 million while qualitative factor (“Q-Factor”) and other qualitative adjustments related to commercial and industrial loans increased $20.5 million. Specific allocations for commercial and industrial loans that were evaluated for expected credit losses on an individual basis decreased $7.2 million from $10.5 million at December 31, 2021 to $3.4 million at June 30, 2022. The decrease in specific allocations for commercial and industrial loans was related to principal payments received and the recognition of charge-offs.

The allowance allocated to energy loans totaled $16.3 million, or 1.65% of total energy loans, at June 30, 2022 decreasing $950 thousand, or 5.5%, compared to $17.2 million, or 1.60% of total energy loans, at December 31, 2021. Modeled expected credit losses related to energy loans decreased $257 thousand while Q-Factor and other qualitative adjustments related to energy loans decreased $1.4 million. Specific allocations for energy loans that were evaluated for expected credit losses on an individual basis totaled $6.2 million at June 30, 2022 increasing $692 thousand compared to $5.5 million on December 31, 2021.
The allowance allocated to commercial real estate loans totaled $117.1 million, or 1.45% of total commercial real estate loans, at June 30, 2022 decreasing $27.8 million, or 19.2%, compared to $144.9 million, or 1.91% of total commercial real estate loans, at December 31, 2021. Modeled expected credit losses related to commercial real estate loans increased $3.4 million while Q-Factor and other qualitative adjustments related to commercial real estate loans decreased $32.3 million. Specific allocations for commercial real estate loans that were evaluated for expected credit losses on an individual basis increased from $400 thousand at December 31, 2021 to $1.5 million at June 30, 2022.
The allowance allocated to consumer real estate loans totaled $6.9 million, or 0.44% of total consumer real estate loans, at June 30, 2022 increasing $269 thousand, or 4.1%, compared to $6.6 million, or 0.47% of total consumer real estate loans, at December 31, 2021. Modeled expected credit losses related to consumer real estate loans increased $155 thousand while Q-Factor and other qualitative adjustments related to consumer real estate loans increased $68 thousand.
The allowance allocated to consumer loans totaled $12.1 million, or 2.43% of total consumer loans, at June 30, 2022 increasing $4.3 million, or 54.8%, compared to $7.8 million, or 1.64% of total consumer loans, at December 31, 2021. Modeled expected credit losses related to consumer loans increased $3.2 million, which was impacted by increasingly negative trends related to overdraft charge-offs. Q-Factor and other qualitative adjustments increased $1.1 million primarily due to an increase in the consumer overlay, which is further discussed below.
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
In estimating expected credit losses as of June 30, 2022, we utilized the Moody’s Analytics June 2022 Consensus Scenario (the “June 2022 Consensus Scenario”) to forecast the macroeconomic variables used in our models. The June 2022 Consensus Scenario was based on the review of a variety of surveys of baseline forecasts of the U.S. economy. The June 2022 Consensus Scenario projections included, among other things, (i) U.S. Nominal Gross Domestic Product annualized quarterly growth rate of 6.80% in the second half of 2022 followed by average annualized quarterly growth rates of 4.10% in 2023 and 4.30% through the end of the forecast period in the second quarter of 2024; (ii) average U.S. unemployment rate of 3.57% in the second half of 2022 and remaining fairly flat through the end of the forecast period where it is projected to be 3.58% in the second quarter of 2024; (iii) average Texas unemployment rate of 4.11% in the second half of 2022 and improving to 3.57% by the end of the forecast in the second quarter of 2024; (iv) projected average 10 year Treasury rate of 2.95% in the second half of 2022, and remaining fairly flat through the end of the forecast period in the second quarter of 2024 where it is projected to be 2.91%.
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
The overall loan portfolio, excluding PPP loans which are fully guaranteed by the SBA, as of June 30, 2022 increased $736.6 million, or 4.6%, compared to December 31, 2021. This increase included a $479.5 million, or 6.3%, increase in commercial real estate loans, a $174.3 million, or 3.2%, increase in commercial and industrial loans, a $150.2 million, or 10.6%, increase in consumer real estate loans and a $22.4 million, or 4.7%, increase in consumer and other loans partly offset by an $89.9 million, or 8.3%, decrease in energy loans.

The weighted average risk grade for commercial and industrial loans increased to 6.38 at June 30, 2022 compared to 6.22 at December 31, 2021. This increase was primarily due to an increase in the weighted-average risk grade of pass-grade commercial and industrial loans to 6.23 at June 30, 2022 from 6.01 at December 31, 2021. Commercial and industrial loans graded “watch” and “special mention” (risk grades 9 and 10) decreased $25.6 million during the first six months of 2022 while classified commercial and industrial loans decreased $13.0 million. Classified loans consist of loans having a risk grade of 11, 12 or 13. The weighted-average risk grade for energy loans decreased to 5.82 at June 30, 2022 from 6.06 at December 31, 2021. The decrease in the weighted average risk grade was partly related to a $23.3 million decrease in energy loans graded “watch” and “special mention” (risk grades 9 and 10). Additionally, pass grade energy loans decreased $67.2 million and the weighted-average risk grade of pass grade energy loans decreased from 5.78 at December 31, 2021 to 5.57 at June 30, 2022. The weighted average risk grade for commercial real estate loans decreased to 7.09 at June 30, 2022 from 7.19 at December 31, 2021. Pass grade commercial real estate loans increased $612.0 million while the weighted-average risk grade of such loans decreased from 6.92 at December 31, 2021 to 6.89 June 30, 2022. Commercial real estate loans graded as “watch” and “special mention” decreased $99.5 million and classified commercial real estate loans decreased $33.0 million.
As noted above, our credit loss models utilized the economic forecasts in the Moody's June 2022 Consensus Scenario for our estimated expected credit losses as of June 30, 2022 and the Moody's December 2021 Consensus Scenario for our estimate of expected credit losses as of December 31, 2021. We qualitatively adjusted the model results based on these scenarios for various risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These qualitative factor, or Q-Factor, adjustments are discussed below.
Q-Factor adjustments are based upon management's judgment and current assessment as to the impact of risks related to changes in lending policies and procedures; economic and business conditions; loan portfolio attributes and credit concentrations; and external factors, among other things, that are not already captured within the modeling inputs, assumptions and other processes. Management assesses the potential impact of such items within a range of severely negative impact to positive impact and adjusts the modeled expected credit loss by an aggregate adjustment percentage based upon the assessment. As a result of this assessment as of June 30, 2022, modeled expected credit losses were adjusted upwards by a weighted-average Q-Factor adjustment of approximately 2.5%, resulting in a $2.0 million total adjustment, compared to 2.3% at December 31, 2021, which resulted in a $1.8 million total adjustment. The weighted-average Q-Factor adjustment at June 30, 2022 was based on a limited negative expected impact on our commercial and industrial and commercial real estate loan portfolios related to changes in loan portfolio concentrations; a limited negative expected impact on all of our loan portfolios related to changes in the volumes and severity of loan delinquencies, changes in risk grades and adverse classifications; a limited negative expected impact on our commercial and consumer real estate portfolios related to the potential deterioration of collateral values (no expected impact related to our commercial and industrial and consumer portfolios); a negative expected impact associated with national, regional and local economic and business conditions and developments that affect the collectability of loans; a severely negative expected impact from other risk factors associated with our commercial real estate construction and land loan portfolios, particularly the risks related to expected extensions; and no impact to any of our loan portfolios related to changes lending policies procedures and underwriting standards (except for our consumer and other portfolio, which was limited negative); and loan portfolio attributes, among other things.
We have also provided additional qualitative adjustments, or management overlays, as of June 30, 2022 as management believes there are still significant risks impacting certain categories of our loan portfolio. Q-Factor and other qualitative adjustments as of June 30, 2022 are detailed in the table below.

	Q-Factor Adjustment	Model Overlays	Office Building Overlays	Down-Side Scenario Overlay	Credit Concentration Overlays	Consumer Overlay	Total
Commercial and industrial	$975	$—	$—	$28,931	$5,228	$—	$35,134
Energy	123	—	—	—	3,866	—	3,989
Commercial real estate:
Owner occupied	293	28,196	—	—	1,399	—	29,888
Non-owner occupied	53	11,266	31,561	—	661	—	43,541
Construction	436	13,485	7,260	—	922	—	22,103
Consumer real estate	133	—	—	—	—	—	133
Consumer and other	26	—	—	—	—	2,500	2,526
Total	$2,039	$52,947	$38,821	$28,931	$12,076	$2,500	$137,314
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
The down-side scenario overlay is a qualitative adjustment for our commercial and industrial loan portfolio to address the significant risk of economic recession as a result of inflation; labor shortages; disruption in financial markets and global supply chains; further oil price volatility; and the current or anticipated impact of military conflict, including the current war between Russia and Ukraine, terrorism or other geopolitical events. Factors such as these are outside of our control but nonetheless affect customer income levels and could alter anticipated customer behavior, including borrowing, repayment, investment and deposit practices. To determine this qualitative adjustment, we use an alternative, more pessimistic economic scenario to forecast the macroeconomic variables used in our models. As of June 30, 2022, we used the Moody’s Analytics June 2022 S3 Alternative Scenario Downside - 90th Percentile (the “June 2022 S3 Scenario”). In modeling expected credit losses using this scenario, we also assume each loan within our modeled loan pools is downgraded by one risk grade level. The qualitative adjustment is based upon the amount by which the alternative scenario modeling results exceed those of the primary scenario used in estimating credit loss expense, adjusted based upon management's assessment of the probability that this more pessimistic economic scenario will occur.
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

	Q-Factor Adjustment	Model Overlays	Office Building Overlays	Small Business Overlay	COVID-19 Related Overlays	Credit Concentration Overlays	Consumer Overlay	Total
Commercial and industrial	$939	$—	$—	$3,956	$4,715	$4,999	$—	$14,609
Energy	127	—	—	—	—	5,247	—	5,374
Commercial real estate:
Owner occupied	198	31,806	—	—	7,397	1,320	—	40,721
Non-owner occupied	45	7,762	27,860	—	30,940	731	—	67,338
Construction	383	11,212	5,544	—	2,151	511	—	19,801
Consumer real estate	65	—	—	—	—	—	—	65
Consumer and other	8	—	—	—	—	—	1,432	1,440
Total	$1,765	$50,780	$33,404	$3,956	$45,203	$12,808	$1,432	$149,348

Additional information related to credit loss expense and net (charge-offs) recoveries is presented in the tables below. Also see Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report.

	Credit Loss Expense (Benefit)	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans
Three months ended:
June 30, 2022
Commercial and industrial	$942	$(698)	$5,531,663	(0.05)%
Energy	427	418	1,040,893	0.16
Paycheck Protection Program	—	—	143,989	—
Commercial real estate	(12,232)	384	7,964,298	0.02
Consumer real estate	583	(88)	1,495,799	(0.02)
Consumer and other	5,884	(2,823)	497,847	(2.27)
Total	$(4,396)	$(2,807)	$16,674,489	(0.07)
Excluding PPP loans	$(4,396)	$(2,807)	$16,530,500	(0.07)
June 30, 2021
Commercial and industrial	$(5,901)	$280	$4,705,857	0.02%
Energy	(5,527)	65	1,024,691	0.03
Paycheck Protection Program	—	—	2,648,345	—
Commercial real estate	3,654	(101)	7,069,124	(0.01)
Consumer real estate	611	(93)	1,335,763	(0.03)
Consumer and other	2,784	(1,742)	462,609	(1.51)
Total	$(4,379)	$(1,591)	$17,246,389	(0.04)
Excluding PPP loans	$(4,379)	$(1,591)	$14,598,044	(0.04)

Six months ended:
June 30, 2022
Commercial and industrial	$18,503	$(3,324)	$5,491,632	(0.12)%
Energy	(1,617)	667	1,045,338	0.13
Paycheck Protection Program	—	—	222,773	—
Commercial real estate	(27,841)	11	7,826,540	—
Consumer real estate	557	(288)	1,459,142	(0.04)
Consumer and other	10,466	(6,168)	485,844	(2.56)
Total	$68	$(9,102)	$16,531,269	(0.11)
Excluding PPP loans	$68	$(9,102)	$16,308,496	(0.11)
June 30, 2021
Commercial and industrial	$(7,866)	$(706)	$4,764,241	(0.03)%
Energy	(11,328)	(215)	1,093,080	(0.04)
Paycheck Protection Program	—	—	2,739,210	—
Commercial real estate	12,576	525	7,068,403	0.01
Consumer real estate	(2,111)	339	1,332,196	0.05
Consumer and other	4,350	(3,453)	466,814	(1.49)
Total	$(4,379)	$(3,510)	$17,463,944	(0.04)
Excluding PPP loans	$(4,379)	$(3,510)	$14,724,734	(0.05)
We recorded a net credit loss expense related to loans totaling $68 thousand for the six months ended June 30, 2022 while no net credit loss expense or benefit was recognized during the same period in 2021. Net credit loss expense/benefit for each portfolio segment reflects the amount needed to adjust the allowance for credit losses allocated to that segment to the level of expected credit losses determined under our allowance methodology after net charge-offs have been recognized. The net credit loss expense related to loans during the first six months of 2022 primarily reflects increases in expected credit losses associated with commercial and industrial loans, primarily related to the down-side scenario overlay discussed above, and consumer and other loans, primarily related to an increase in modeled losses, as well as the level of net charge-offs associated with these loan portfolio segments. The impact of these items was partly offset by a decrease in expected credit losses associated with commercial real estate loans, primarily related to a decrease in expected credit losses related to certain pandemic impacted industries and a reduction in the minimum reserve ratio for our commercial real estate - owner occupied portfolio. The ratio of the allowance for credit losses on loans to total loans was 1.43% (1.44% excluding PPP loans) at June 30, 2022 compared to

1.52% (1.56% excluding PPP loans) at December 31, 2021. Management believes the recorded amount of the allowance for credit losses on loans is appropriate based upon management’s best estimate of current expected credit losses within the existing portfolio of loans. Should any of the factors considered by management in making this estimate change, our estimate of current expect credit losses could also change, which could affect the level of future credit loss expense related to loans.
Allowance for Credit Losses - Off-Balance-Sheet Credit Exposures. The allowance for credit losses on off-balance-sheet credit exposures totaled approximately $50.2 million and $50.3 million at June 30, 2022 and December 31, 2021, respectively. The level of the allowance for credit losses on off-balance-sheet credit exposures depends upon the volume of outstanding commitments, underlying risk grades, the expected utilization of available funds and forecasted economic conditions impacting our loan portfolio. Our policies and methodology used to estimate the allowance for credit losses on off-balance-sheet credit exposures are further described in our 2021 Form 10-K. We recognized a net credit loss benefit related to off-balance-sheet credit exposures totaling $68 thousand during the six months ended June 30, 2022 compared to a net credit loss expense of $4.4 million during the same period in 2021.
Capital and Liquidity
Capital. Shareholders’ equity totaled $3.3 billion and $4.4 billion at June 30, 2022 and December 31, 2021, respectively. The decrease was primarily related to the accumulated other comprehensive income/loss component of shareholders’ equity which decreased to a net, after-tax, unrealized loss of $874.2 million at June 30, 2022 from a net, after-tax unrealized gain of $347.3 million at December 31, 2021. The change was primarily due to a $1.2 billion net, after-tax, decrease in the fair value of securities available for sale. Other uses of capital during the six months ended June 30, 2022 included $100.3 million of dividends paid on preferred and common stock and $996 thousand of treasury stock purchases. Sources of capital during the six months ended June 30, 2022 included net income of $218.2 million, $6.5 million in proceeds from stock option exercises and $5.5 million related to stock-based compensation.
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
We paid a quarterly dividend of $0.75 per common share during each of the first and second quarters of 2022 and a quarterly dividend of $0.72 per common share during each of the first and second quarters of 2021. These dividend amounts equate to a common stock dividend payout ratio of 45.1% and 40.1% during the first six months of 2022 and 2021, respectively. Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our capital stock may be impacted by certain restrictions described in Note 7 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.
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
Liquidity. As more fully discussed in our 2021 Form 10-K, our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. Our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings as well as maturities of securities and loan amortization. As of June 30, 2022, we had approximately $12.7 billion held in an interest-bearing account at the Federal Reserve. We also have the ability to borrow funds as a member of the Federal Home Loan Bank (“FHLB”). As of June 30, 2022, based upon available, pledgeable collateral, our total borrowing capacity with the FHLB was approximately $3.2 billion.

Furthermore, at June 30, 2022, we had approximately $14.1 billion in securities that were unencumbered by a pledge and could be used to support additional borrowings through repurchase agreements or the Federal Reserve discount window, as needed.
Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 7 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At June 30, 2022, Cullen/Frost had liquid assets, including cash and resell agreements, totaling $432.8 million.
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
For modeling purposes, as of June 30, 2022, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 2.9% and 6.1%, respectively, relative to the flat-rate case over the next 12 months, while 100 and 175 basis point ratable decreases in interest rates would result in a negative variances in net interest income of 2.7% and 8.3%, respectively, relative to the flat-rate case over the next 12 months. For modeling purposes, as of December 31, 2021, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 2.8% and 7.1%, respectively, relative to the flat-rate case over the next 12 months, while a 25 basis point ratable decrease in interest rates would result in a negative variance in net interest income of 3.0% relative to the flat-rate case over the next 12 months. The likelihood of a decrease in interest rates beyond 175 basis points as of June 30, 2022 and 25 basis points as of December 31, 2021 was considered remote given prevailing interest rate levels.
We do not currently pay interest on a significant portion of our commercial demand deposits. Any interest rate that would ultimately be paid on these commercial demand deposits would likely depend upon a variety of factors, some of which are beyond our control. Our June 30, 2022 model simulations do not assume any payment of interest on commercial demand deposits (those not already receiving an earnings credit) while our modeling simulations as of December 31, 2021 assumed a slightly aggressive pricing structure with regards to interest payments on commercial demand deposits (those not already receiving an earnings credit) with interest payments assumed to begin in the first quarter of 2022. This pricing structure on commercial demand deposits assumed a deposit pricing beta of 25%. The pricing beta is a measure of how much deposit rates reprice, up or down, given a defined change in market rates. As of June 30, 2022, management believes, based on our experience during the last interest rate cycle, that it is less likely we will pay interest on these deposits as rates increase.
The model simulations as of June 30, 2022 indicate that our projected balance sheet is slightly less asset sensitive in comparison to our balance sheet as of December 31, 2021. The decreased asset sensitivity was partly due to a decrease in the relative proportion of interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) and federal funds sold to projected average interest-earning assets combined with an increase in the relative proportion of fixed-rate taxable securities to projected average interest-earning assets. Interest-bearing deposits and federal funds sold are more immediately impacted by changes in interest rates in comparison to our other categories of earning assets.
As of June 30, 2022, the effects of a 200 basis point increase and a 100 basis point decrease in interest rates on our derivative holdings would not result in a significant variance in our net interest income.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases we made or were made on our behalf or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended June 30, 2022. Dollar amounts in thousands.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plan at the End of the Period
April 1, 2022 to April 30, 2022	—	$—	—	$100,000
May 1, 2022 to May 31, 2022	—	—	—	100,000
June 1, 2022 to June 30, 2022	—	—	—	100,000
Total	—		—
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits
(a) Exhibits

Exhibit Number	Description
10.1(1)	Form of Non-Qualified Stock Option Award Agreement - 2005 Plan
10.2(1)	Form of Non-Qualified Stock Option Award Agreement - 2015 Plan
10.3(1)	Form of Restricted Stock Unit Award Agreement - 4 Year Award
10.4(1)	Form of Restricted Stock Unit Award Agreement - 3 Year Award
10.5(1)	Form of Performance Stock Unit Award Agreement - 2019
10.6(1)	Form of Performance Stock Unit Award Agreement - 2020
10.7(1)	Form of Performance Stock Unit Award Agreement - 2021
10.8(1)	Form of Deferred Stock Unit Award Agreement with Outside Directors
31.1	Rule 13a-14(a) Certification of the Corporation's Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Corporation's Chief Financial Officer
32.1(2)	Section 1350 Certification of the Corporation's Chief Executive Officer
32.2(2)	Section 1350 Certification of the Corporation's Chief Financial Officer
101.INS(3)	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	InlineXBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104(4)	Cover Page Interactive Data File

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

Cullen/Frost Bankers, Inc.
(Registrant)

Date:	July 28, 2022	By:	/s/ Jerry Salinas
Jerry Salinas
Group Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer, Principal Financial
Officer and Principal Accounting Officer)